Form 10-K
period 1993-12-31
IES UTILITIES INC
filed 1994-03-29
CIK 52485

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1993
                                      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                to


Commission file number 0-4117-1

                              IES UTILITIES INC.
            (Exact name of registrant as specified in its charter)


                  Iowa                                     42-0331370
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                   Identification No.)


          IE  Tower, Cedar Rapids, Iowa                       52401
      (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code        319-398-4411

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


Cumulative Preferred Stock                      Par Value $50 per share 4.80%
                               (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X   No

The aggregate market value of the registrant's voting stock held by non-affiliates, as of February 28, 1994 was $0.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of February 28, 1994.

              Common Stock, $2.50 par value -  13,370,788  shares


                                    PART I

Item l.  Business

      IES Utilities Inc. (the Company) is a wholly-owned subsidiary of IES Industries Inc. (Industries). On June 4, 1993, Industries announced that its wholly-owned utility subsidiaries, Iowa Electric Light and Power Company (IE) and Iowa Southern Utilities Company (IS), filed applications for regulatory authority to merge. The merger became effective December 31, 1993, following receipt of all necessary Boards of Directors, shareholder and regulatory approvals. IE is the surviving corporation and has been renamed IES Utilities Inc. The separate existence of IS has ceased.

      The Company is a public utility operating company engaged in providing electric energy, natural gas and, to a limited extent, steam used for heating and industrial purposes, in the State of Iowa. The Company provided service to approximately 325,000 electric and 170,000 natural gas retail customers as well as 32 resale customers in more than 550 Iowa communities at December 31, 1993. See Note 3 of the Notes to Financial Statements for a discussion of the Company's acquisition on December 31, 1992, of the Iowa retail service territory from Union Electric Company (UE).

      The Company's sales of electricity (in Kwh), excluding off-system sales, increased (decreased) 25%, (1.5%) and 5.3%, during the years 1993-1991, respectively. The 1993 increase is attributable to the acquisition of the UE service territory and a return to more normal weather conditions. The 1992 results were adversely affected by extremely mild weather conditions in the Company's service territory. Total gas delivered by the Company, including transported volumes, increased (decreased) 5.3%, (0.3%) and 1.8% during the years 1993-1991, respectively.

      The approximate percentages of the Company's revenue and operating income before income taxes and interest derived from the sale of electricity and gas during the years 1993-1991 are as follows:

                                      1993           1992          1991
 Revenues:
     Electric                          77%            76%           78%
     Gas                               22             23            21

 Operating income before
   income taxes and interest:
     Electric                          90%            91%           99%
     Gas                               10              8             0


      The relationships between the electric and gas percentages presented above are influenced by changes in energy sales, timing of rate proceedings and changes in the costs of fuel billed to customers through fuel adjustment clauses. The 1991 gas operating income was affected by a $3.9 million pre-tax write-off of previously deferred Former Manufactured Gas Plant (FMGP) clean-up costs pursuant to disallowance of recovery in an Iowa Utilities Board (IUB) order.


      For additional  information concerning electric and  gas operations, see
Item 7. "Management's Discussion and Analysis of the Results of Operations and Financial Condition" and the Electric and Gas Operating Comparisons.

Other Information Relating to the Company

      CONSTRUCTION AND ACQUISITION PROGRAM AND FINANCING. The capital requirements, including $3.3 million of sinking funds that may be met by pledging additional utility property, for the period 1994-1998 are estimated at $882 million and are summarized as follows:

                                           Capital Requirements
                        1994        1995        1996        1997         1998
                                              (in thousands)

Construction expenditures
 (excluding allowance
 for equity funds used
 during construction)-
  Electric:
   Generation      $   42,157  $  57,032   $   55,799  $   51,512   $  64,892
   Transmission        26,225     28,136       22,465      26,318      21,110
   Distribution        35,385     25,868       23,134      33,028      39,724
   Other                9,493      7,079        7,314       7,581       7,831
  Gas and other        35,972     31,762       35,760      31,871      27,179
Total construction
 expenditures         149,232    149,877      144,472     150,310     160,736

Long-term debt
 sinking funds and
 maturities             1,004    100,920       15,770       8,690         690

Total capital
 requirements      $  150,236  $ 250,797   $  160,242  $  159,000   $ 161,426



      The Company intends to refinance the majority of the debt maturities with long-term debt.

      Approximately 36% of the Company's construction expenditures are related to generation. Of this amount, approximately 53% represents capacity expansions and other improvements at generating stations, 37% represents modifications and improvements at the Duane Arnold Energy Center (DAEC) and 10% represents expenditures related to compliance with the Clean Air Act Amendments Act of 1990.

      For a discussion regarding the Company's assumptions in financing future capital requirements, see the "Liquidity and Capital Resources" section of
Item 7. "Management's Discussion and Analysis of the Results of Operations and Financial Condition."


      REGULATION. The Company operates pursuant to the laws of the State of Iowa and is thereby subject to the jurisdiction of the IUB. The IUB has authority to regulate rates and standards of service, to prescribe accounting requirements and to approve the location and construction of electric generating facilities having a capacity in excess of 25,000 Kw. The IUB is comprised of three Commissioners appointed by the Governor and ratified by the State Senate. Requests for rate relief are based on historical test periods, adjusted for certain known and measurable changes. The IUB must decide on requests for rate relief within 10 months of the date of the application for which relief is filed or the interim rates granted become permanent. Interim rates, if allowed, are permitted to become effective, subject to refund, no later than 90 days after the rate increase application is filed.

      In Iowa, non-exclusive franchises, which cover the use of streets and alleys for public utility facilities in incorporated communities, are granted for a maximum of twenty-five years by a majority vote of local qualified residents. In addition, all electric utilities are required by law to define the boundaries of mutually exclusive service territories. The IUB has jurisdiction and grants franchises for the use of public highway rights-of-way for electric and gas facilities outside corporate limits.

      The Company is subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) with respect to wholesale electric sales and the issuance of securities. Revenues derived from the Company's wholesale and off-system sales amounted to 9.0%, 10.1% and 11.7% of electric revenues for 1993-1991, respectively.

      EMPLOYEES.   At  December 31,  1993, the  Company had  a total  of 2,255 regular full-time employees, of which an aggregate of 1,134 employees were subject to six collective bargaining arrangements.

      RATE MATTERS. Refer to Note 4 of the Notes to Financial Statements for a discussion of the Company's rate matters.

      ELECTRIC OPERATIONS. The Company's net peak load (60 minutes integrated) of 1,716,380 kilowatts occurred on August 26, 1993. At the time of the peak load five customers were interrupted representing 53,294 kilowatts of a possible 231,594 kilowatts available for interruption. The Company's additional reserve obligation at that time was 214,861 kilowatts. The net capability of the Company's generating stations at the time of this peak load was 1,733,700 kilowatts, with an additional 248,000 kilowatts being available under purchase contracts, thereby providing an aggregate capability of 1,981,700 kilowatts.

      In order to meet its electric demand, the Company has firm contracts for the purchase of capacity. See Note 12(b) of the Notes to Financial Statements for a discussion of these contracts.

      The Company is interconnected with other utilities in Iowa and neighboring states and is a member of the Mid-Continent Area Power Pool
(MAPP). MAPP's purpose is to coordinate the planning, construction and operation of generation and transmission facilities, and the purchase and sale of power and energy among its members.

      In addition, the Company, Midwest Power Systems Inc. and Iowa-Illinois Gas & Electric Company are partners in ENEREX, a general partnership formed to operate a common control system for dispatching electricity. Through ENEREX, the most efficient electric generating plants are used to meet the combined electric needs of the customers of all of the partners. The ENEREX control center recommends the specific generating units to be operated each day in order to provide the most economical and efficient use of such units at any particular time.

      The Company is a party to the Twin Cities-Iowa-St. Louis 345 Kv Interconnection Coordinating Agreement (the Coordinating Agreement) with five other midwestern utilities, three of which operate in the State of Iowa. The Coordinating Agreement provides for the interconnection of the respective systems of the companies through a 345 Kv transmission line and for the interchange of power on various bases. The rates under the Coordinating Agreement are primarily determined by agreement between the delivering and receiving companies.

      The Company maintains and operates transmission and substation facilities connecting with its high voltage transmission systems pursuant to a noncancellable operating agreement (the Operating Agreement) with Central Iowa Power Cooperative (CIPCO). The Operating Agreement, which will terminate on December 31, 2035, provides for the joint use of certain transmission facilities of the Company and CIPCO.

      For comments relating to agreements between the Company and its partners for the joint ownership of the DAEC, the Ottumwa Generating Station (OGS), and Neal Unit No. 3, see "Item 2. Properties."

      FUEL SUPPLY.  The following table details the sources of the electricity
sold by the Company   during 1993 and expected sources for the following three
years:

                             Actual      /-------- Expected --------\
                              1993        1994       1995       1996

 Fossil, primarily coal        46%         61%        64%        64%
 Nuclear                       20          29         24         24
 Purchases                     34          10         12         12
                              100%        100%       100%       100%


      The above percentages assume nuclear refueling outages will occur during both 1995 and 1996. There also was a refueling outage in 1993. The 1993 and 1994 purchases include purchases by the Company from Terra Comfort Corporation (a wholly-owned subsidiary of Industries). The increase in the expected fossil percentages from the 1993 actual is a function of lower projected fuel costs for 1994-1996. In addition, the Company anticipates the availability and efficiency of its fossil generating stations to be greater in 1994-1996 due to improvements made to the stations in recent years.

      The Company's primary fuel source is coal and the generation mix is influenced directly by refueling outages at the DAEC. The average cost of fuel used for generation by the Company for the years 1993-1991 is presented below:

                                          1993      1992       1991
 Average cost of fuel:
   Nuclear, per million Btu's          $   .60   $   .55   $    .65
   Coal, per million Btu's                 .97      1.08       1.18
   Average for all fuels, per
    million Btu's                          .90       .93        .98

      The following table summarizes the Company's minimum coal contract commitments:

                Average                           Maximum estimated base price
                 Annual                             per ton of coal delivered
                Quantity    Termination    Sulfur
                 (Tons)        Date        Content    1994      1995     1996


Cordero
Mining
Co. (OGS) (1)    787,000     12/31/01        0.6%   $ 18.94   $ 19.22  $ 19.51

Koch Carbon Inc. 100,000     12/31/99        6.2      18.98     19.23    19.48

Exxon Coal USA
 Inc. (Neal
 No. 3) (1)      214,000     12/31/94        0.6%     13.21      N/A      N/A

Short-term
 contracts         (2)       12/31/94        (2)      14.07      N/A      N/A



      (1) Cost under the contracts is comprised of base contract prices plus specifically contracted periodic adjustments for increases in certain specific costs of producing the coal. The effect of such adjustments to the base contract prices of future coal cannot currently be predicted with any certainty.

      (2)   Tonnage may range  from 1,600,000  to 2,200,000  annual tons  with
            sulfur contents  from 0.35% to  1.0%.   Certain contracts  contain
            options for adjusting the shipments plus or minus 25%.


      During 1993, the Company purchased a total of 3,342,898 tons of coal for its generating plants.

      At December 31, 1993, the Company had coal inventory at its principal generating stations ranging from 43 to 93 days' usage during high demand periods or a weighted average of 65 days' usage.

      The Company estimates that its existing coal fired generating units will require approximately 12,390,000 tons of coal to operate during the period 1994-1996. The Company believes that an ample supply of coal is available in the spot market and intends to purchase such coal as necessary to supplement its coal supply contracts and meet its generation requirements.

      Some of the Company's contracted coal supply is provided by surface mining operations which are regulated by the Federal Strip Mine Act. Most of the surface mining coal contracts contain clauses which pass reclamation and royalty costs through to the respective utility; such costs billed to the Company are recoverable through its Energy Adjustment Clauses (EAC). See Note 2(g) of the Notes to Financial Statements for discussion of the EAC.

      The Company has purchased a supply of UF6 pursuant to a contract with Eldorado, Ltd. of Canada which, along with previously purchased and contracted amounts, will provide the Company with sufficient UF6 to cover its needs through the 1995 refueling. Plans are currently being developed for purchase of additional uranium. Such uranium is being held without charge by the United States Department of Energy (DOE) under a usage agreement between the DOE and the Company, which allows the Company to retrieve the material as needed. Enrichment services are being provided by the United States Enrichment Corporation (USEC) under a contract which extends to the year 2014 or the retirement of the plant, whichever occurs first. Fabrication of the nuclear fuel is being performed by General Electric Company for fuel through the 2008 refueling of the DAEC. See Note 12(h) of the Notes to Financial Statements for a discussion of the Company's assessment under the National Energy Policy Act of 1992 for the "Uranium Enrichment Decontamination and Decommissioning Fund," which is based upon prior nuclear fuel purchases.

      The Company will be required to store its spent fuel until such time as it can be shipped off site for storage or disposal. Additional in-plant storage capability at the DAEC was installed in order to provide an interim solution through approximately the year 1998. The Company has also signed a contract with the DOE in which the DOE agrees to assume the responsibility for the ultimate disposal of spent nuclear fuel beginning in 1998. The DOE has proposed delaying the start-up date of the final repository until 2010. The Company is taking additional measures regarding spent nuclear fuel storage and anticipates spending approximately $1.9 million during 1994 to increase in-plant storage capacity. This increase in capacity is currently projected to provide storage capability through 2002, however, this may vary depending on actual fuel usage during this time.

      GAS OPERATIONS. With the advent of FERC Order 636 (Order 636), effective in 1993, the nature of the Company's gas supply portfolio has changed. Traditionally, the interstate pipelines serving the Company (Northern Natural Gas Company (Northern) serving 51%, Natural Gas Pipeline Company of America (Natural) serving 27% and ANR Pipeline Company (ANR) serving 22%) were obligated to supply natural gas to the Company under peak day conditions up to pre-determined contract levels. Order 636, among other things, eliminated the interstate pipelines' obligation to serve as gas suppliers and now requires the Company to purchase virtually 100% of gas supply requirements from non-pipeline suppliers.


      Order 636, as modified on rehearing, (1) requires the Company's pipeline suppliers to unbundle their services so that gas supplies are obtained separately from transportation service, and transportation and storage services are operated and billed as separate and distinct services, (2) requires the pipeline suppliers to offer "no notice" transportation service under which firm transporters (such as the Company) can receive delivery of gas up to their contractual capacity level on any day without prior scheduling, (3) allows pipelines to abandon long-term (one year or more) transportation service provided to a customer under an expiring contract whenever the customer fails to match the highest rate and longest term (up to 20 years) offered to the pipeline by other customers for the particular capacity, and (4) provides for a mechanism under which pipelines can recover prudently incurred transition costs associated with the restructuring process. The Company may benefit from enhanced access to competitively priced gas supply and more flexible transportation services as a result of Order 636. However, the Company will be required to pay certain transition costs passed on from its pipeline suppliers as they implement Order 636.

      The Company's three pipeline suppliers have filed new tariffs with the FERC implementing Order 636 and the pipelines have also made filings with the FERC to begin collecting their respective transition costs. The Company began paying the transition costs in November 1993, and has recorded a liability of $5.0 million for such transition costs that have been incurred by the pipelines to date, including $1.7 million expected to be billed in 1994. While the magnitude of the total transition costs to be charged to the Company cannot yet be determined, the Company believes any transition costs the FERC would allow the pipelines to collect would be recovered from its customers, based upon past regulatory treatment of similar costs by the IUB. Accordingly, regulatory assets, in amounts corresponding to the liabilities, have been recorded to reflect the anticipated recovery.

      As a result of each pipeline's Order 636 compliance filing, which became effective November 1, 1993, for Northern and ANR and December 1, 1993, for Natural, the Company restructured its gas supply portfolio to reflect elimination of the pipelines' merchant service.

      Contracts with the pipelines subsequent to Order 636 are comprised primarily of firm transportation, firm storage and no-notice service. Firm transportation contracts grant the Company access to firm pipeline capacity which is used to transport gas supplies from non-pipeline suppliers on peak day. Firm storage service allows the Company to purchase gas during off-peak periods, and place this gas in an account with the pipelines. When the gas is needed for peak day deliveries, the Company requests and the pipelines deliver the gas back on a firm basis. No-notice service is a new service offered as a result of Order 636. No-notice service grants the Company the right to take more or less gas than is actually nominated up to the level of no-notice service. No-notice service takes the form of transportation balancing or storage service depending on the pipeline.

      The Company's portfolio of firm transportation, firm storage and no-notice service from pipelines is as follows:

                                 Firm             Firm
                            Transportation       Storage           No-Notice
 Northern:
   Volume (Dth/day)             140,996           48,218             10,000
   Expiration Date             10/31/97         10/31/97           10/31/97

 Natural:
   Volume (Dth/day)              28,605           37,467             10,000
   Expiration Date           11/30/2000         11/30/95           11/30/95

 ANR:
   Volume (Dth/day)              60,737           19,180              5,000
   Expiration Date           10/31/2003       10/31/2003         10/31/2003

      In addition to firm storage with pipelines, the Company also contracts for firm storage from Llano, Inc. This contract calls for peak day deliveries of 18,667 Dth/day and expires May 31, 1997.

      Gas is purchased from a variety of non-pipeline suppliers located in the United States and Canada having access to virtually all major natural gas producing regions. For the calendar year 1993, the Company's maximum daily load occurred on February 17, 1993, with total system flow of 268,419 dekatherms and total contract availability of 274,570 dekatherms.

      As a result of Order 636, the Company accepted assignment of certain gas supply contracts previously held by Northern. Accepting assignment of these contracts is expected to result in lower costs to the Company than would have been incurred had Northern bought out the agreements and billed the Company for its share of such costs.

      Contracts assigned to the Company from Northern have maximum delivery requirements of 29,941 Dth, and minimum take requirements of 5,077 Dth, under contracts ranging in length from one to fifteen years.

      Additional firm gas supply agreements were independently negotiated by the Company. These gas supply agreements have maximum and minimum obligations as follows:

                         Maximum             Minimum
                          Daily               Daily
                         Quantity            Quantity
                        (Dth/day)           (Dth/day)

   Northern               61,029              29,071
   Natural                24,075              19,575
   ANR                    30,155              20,578


      Terms on these gas supply contracts range from five months to five years.

      Rates charged by the Company's pipeline suppliers are subject to regulation by the FERC. A purchased gas adjustment clause (PGA) allows the Company to adjust customer rates as a result of changes in the cost of gas purchased. See Note 2(g) of the Notes to Financial Statements for discussion of the PGA.

      NUCLEAR REGULATORY COMMISSION (NRC) AND OTHER NUCLEAR MATTERS. As an owner and the operator of a nuclear generating unit at the DAEC, the Company is subject to the jurisdiction of the NRC. The NRC has broad supervisory and regulatory jurisdiction over the construction and operation of nuclear reactors, particularly with regard to public health, safety and environmental considerations.

      The operation and design of nuclear power plants is under constant review by the NRC. The Company has complied with and is currently complying with all NRC requests for data relating to these reviews. As a result of such reviews, further changes in operations or modifications of equipment may be required, the cost of which cannot currently be estimated.

      The NRC issued Generic Letter 88-20 which has required all licensees to perform an evaluation of their plant's vulnerability to accidents that lead to the melting of the nuclear core. The initial phase of this effort has been completed, with the conclusion that an adequate level of safety exists. The NRC has required an additional evaluation for accidents related to external events; expenditures have been $0.3 million through 1993 and are estimated to be an additional $0.4 million through 1995. The results of this evaluation could indicate that additional safety improvements may be necessary.

      Past performance of the Main Steam Isolation Valves (MSIVs) and the High Pressure Coolant Injection System (HPCI) at the DAEC has required costly repairs and has generated regulatory concern. The Company has worked with General Electric to improve the performance of these systems. Through 1993, $11.0 million has been spent on improvements to these systems. Performance improvements have been realized and future related expenditures are expected to be significantly lower. The amount of future expenditures continues to be dependent on the performance of these systems.

      Through 1993, $14.5 million has been expended for various security system component and equipment upgrades at the DAEC. These upgrades are now complete. The NRC has also issued new requirements for land vehicle intrusion detection. The Company expects to spend approximately $2.2 million through 1995 to meet these requirements.

      The large amount of change in regulations, designs and procedures that occur for a nuclear power plant over a period of time presents a difficult task to ensure that all affected design information documents, procedures and specifications are continually updated. The Company has developed a Configuration Management Plan and a Design Basis Program which are designed to coordinate control of the updating and maintenance of plant documents to ensure regulatory requirements are met. Through 1993, $5.3 million had been spent on these programs. It is expected that an additional $1.9 million will be expended through 1996 for the implementation of these programs.

      The NRC has significantly revised federal regulations that deal with radiation exposure to workers. These changes will require the Company to make substantial changes in its computer tracking programs, monitoring devices and training programs for radiation protection. Also, in response to an industry initiative to further lower radiation exposure to workers, the Company is undertaking a program to reduce the amount of a particular metal which develops high radiation characteristics as the reactor is operated. The Company has spent $4.5 million through 1993 and considers these programs to be virtually completed.

      The NRC has expressed concern to licensees over use of thermolag fire proofing material in nuclear power plants. The Company anticipates spending approximately $1.5 million through 1995 to determine if any deficiencies exist.

      A  high level  radioactive  waste  depository  to  be  built  under  the direction of the Department of Energy will not be ready for use before the DAEC loses full core discharge capability in 1998. The Company has elected to increase its  spent fuel storage capability  to allow for continued  full
core discharge through 2002.   The Company has  expended $3.9 million through
1993 and anticipates expending an additional $1.9 million to complete this portion of the project by the end of 1994.

      Under the Price-Anderson Amendments Act of 1988 (1988 Act), the Company currently has the benefit of $9.4 billion of public liability coverage which would compensate the public in the event of an accident at a commercial nuclear power plant. See Note 12(e) of the Notes to Financial Statements for a discussion of the Company's exposure to retroactive premium assessments. The 1988 Act permits such coverage to rise with increased availability of nuclear insurance and the changing number of operating nuclear plants subject to retroactive premium assessments. The 1988 Act provides for inflation indexing (Consumer Price Index every fifth year) of the retroactive premium assessments.

      As an outgrowth of the Three Mile Island Nuclear Power Plant (TMI) experience, nuclear plant owners have initiated a cooperative insurance program designed to help cover replacement power expenses for participating utilities arising from a possible nuclear plant accident. The Company is a participant in this program. This type of insurance is an industry response intended to lessen the cost burden on customers in the event of a lengthy plant shutdown.

      To provide this coverage, a nuclear utility mutual insurance company known as Nuclear Electric Insurance Limited (NEIL) was formed. Under the Company's policy, following a 21 week waiting period from the time of an accident, coverage of up to 100% of estimated replacement power costs for an ensuing one year period is provided and up to 67% of that amount will be provided for a second and third year. The annual premium cost to the Company is estimated to be less than the cost of replacement power for one week.

      The Company currently carries primary property insurance coverage on the DAEC facility of $500 million with the Nuclear Insurance Pools (American Nuclear Insurers & Mutual Atomic Energy Liability Underwriters). Following the TMI incident, it became apparent to nuclear plant owners that the commercially available property insurance was inadequate considering the cost of decontamination. Consequently, the Company obtained excess property insurance through the Nuclear Insurance Pools and NEIL as it became available. The Nuclear Insurance Pools excess insurance now provides $850 million of coverage after losses exceed $500 million. The NEIL excess insurance provides an additional $1.4 billion of coverage after losses exceed $1.35 billion. These policies bring the total property coverage to $2.75 billion. The NEIL policy limits also include $250 million for premature decommissioning.

      For information concerning the potential assessment of retroactive premiums relating to the above described public liability, replacement power and excess property insurance coverages, refer to Note 12(e) of the Notes to Financial Statements. The NRC established requirements with respect to guaranteeing the ability of owners to make such retroactive payments on the public liability policy. Of the various alternatives available, the Company elected to submit certified financial statements showing that sufficient cash flow could be generated and would be available for payment of the required assessments within a three month period. The maximum of the annual retroactive premiums was approximately $7 million at December 31, 1993.

      The NRC has a backlog  of generic and unresolved safety issues  which it
is  currently  studying.   Resolution of  such  issues may  require additional
modifications to the DAEC.


      NATIONAL ENERGY POLICY ACT. In 1992, the National Energy Policy Act of 1992 (Energy Act) was enacted. In addition to the assessments for the Uranium Enrichment Decontamination and Decommissioning Fund discussed in Note 12(h) of the Notes to Financial Statements, the Energy Act addresses a wide range of energy issues. Title VII of the Energy Act creates exemptions from regulation under PUHCA and creates a class of exempt wholesale generators consisting of utility affiliates and nonutilities that are owners and operators of facilities for the generation and transmission of power for wholesale sales. In addition, PUHCA has been amended to allow utilities to compete on a global scale with foreign entities to own and operate generation, transmission and distribution facilities. The Energy Act also gives FERC the authority to order investor owned utilities to transmit power and energy to or for wholesale purchasers and sellers. FERC may also require electric utilities to increase their transmission capacity to provide these services. The new law creates the potential for electric utilities and other power producers to gain increased access to the transmission systems of other entities to facilitate wholesale sales. The Company is unable to predict the ultimate impact of the Energy Act on its operations.

      ENVIRONMENTAL MATTERS. In addition to the regulations imposed by the NRC, the Company is regulated in environmental protection matters by a number of Federal, state and local agencies. Such regulations are the result of a number of environmental protection laws passed by the U. S. Congress, state legislature and local governments and enforced by Federal, state and county agencies. The laws impacting the Company's operations include the Clean Water Act; Clean Air Act, as amended by the Clean Air Act Amendments Act of 1990; National Environmental Policy Act; Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986; Occupational Safety and Health Act; National Energy Policy Act of 1992 and a number of others.

      The Company regularly secures and renews Federal, state and local permits to comply with the environmental protection laws and regulations. Costs associated with such compliances have increased in recent years and are expected to increase moderately in the future. The Clean Air Act Amendments Act of 1990 calls for significant reductions in sulfur dioxide and nitrogen oxide air emissions. The majority of such reductions will be required from utilities. It is anticipated that any costs incurred by the Company will be recovered from its ratepayers under current regulatory principles. Refer to Notes 12(a) and 12(g) of the Notes to Financial Statements for additional information regarding the Company's expected capital expenditures.

      The Company has been named as a Potentially Responsible Party (PRP) for certain FMGP sites by either the Iowa Department of Natural Resources (IDNR) or the United States Environmental Protection Agency (EPA). The Company is working with the IDNR and EPA to investigate its 27 sites and to determine the appropriate remediation activities that may be needed to mitigate health and environmental concerns.

      At December 31, 1993, the Company had recorded $13.1 million of environmental liabilities, which, pursuant to generally accepted accounting principles, represents the minimum amount of the estimated range of such costs which the Company expects to incur. These estimates are subject to continuing review and could ultimately exceed the recorded amounts.

      The Company is investigating the possibility of insurance and third party cost sharing for FMGP clean-up costs. The amount of shared costs, if any, cannot be reasonably determined and, accordingly, no potential sharing
has been recorded.   Consistent with past rate treatment,  management
believes that the clean-up costs  incurred by the Company for these FMGP sites will not have  a material  adverse  effect  on the  financial  position
or  results  of operations  of the Company.   Refer  to Note 12(f)  of the
Notes to Financial Statements for more information.

      The Company was notified in 1986 by the EPA of its investigation and potential corrective action for the control of releases and threatened releases of hazardous substances at the Maxey Flats Nuclear Disposal site at Morehead, Kentucky. The EPA action is being taken pursuant to CERCLA, and under such act the Company has been designated as a PRP (there are 832 in total) as defined under CERCLA. The EPA notice encouraged all PRP's to undertake voluntary clean-up activities at the site. A Steering Committee has been organized and the Company is participating in its activities. Low-level radioactive wastes were the only materials contributed to the site by the Company. Such contributions comprise only 0.28% of the total volumes deposited by all contributors.

      The environmental concern is that a release of hazardous substances has occurred at the Maxey Flats site and that such release may pose an environmental threat to local surface waters, ground waters, wells and landowners. The Company's portion of the costs of the remedial activities, including the ultimate clean-up, are currently estimated at $275,000 which is included in the $13.1 million of environmental liabilities the Company has recorded at December 31, 1993. The Company has notified its nuclear insurance carriers of the proceedings.

      The Low-Level Radioactive Waste Policy Amendments Act of 1985 (Act), which mandates that by January 1, 1993, each state must take responsibility for the storage of low-level radioactive waste produced within its borders, will have an impact on disposal practices for low-level radioactive waste over the next several years. The State of Iowa has joined the Midwest Interstate Low-Level Radioactive Waste Compact Commission (Midwest Compact Commission), which is planning a storage facility to be located in Ohio to store waste generated by the six states in the Midwest Compact Commission. At December 31, 1993, the Company has prepaid costs of $1.1 million (included in "Current assets - Prepayments and other" in the Balance Sheets) to the Midwest Compact Commission for the building of such a facility. Due to the legal and political concerns, the Company cannot estimate the future payments, if any, that will be made to the Midwest Compact Commission.

      Prior to January 1, 1993, the Company and the other members of the Midwest Compact Commission shipped their low-level wastes to waste management facilities in Barnwell, South Carolina, Hanford, Washington and Beatty, Nevada. The Southeast Interstate Low-Level Radioactive Waste Management Compact Commission permits access to the Barnwell, South Carolina disposal facility for disposal of low-level radioactive waste at the normal disposal fee plus an access surcharge of $220 per cubic foot and pursuant to certain additional contract provisions. Currently, the Company will be required to store its low-level radioactive waste on site after June 30, 1994, until new disposal arrangements are finalized among the Midwest Compact Commission members. On-site storage capability currently exists for low-level radioactive waste expected to be generated through 1998 and work is in progress to increase the capability to allow for continued full core discharge through 2002.

      In February 1993, the NRC proposed a rule which would not permit on-site storage of low-level radioactive waste after January 1, 1996, unless the generator of such waste can document that it has exhausted other reasonable waste management options. The Company is currently investigating its options for the disposal of its low-level radioactive waste.

      Refer to Note 12 of the Notes to Financial Statements and Item 3. "Legal Proceedings" for further discussion of environmental matters.


                                                    IES UTILITIES INC.
                                              ELECTRIC OPERATING COMPARISON
                                                                                                       Five year
                                                                                                        rate of
                                   1993        1992        1991        1990        1989        1988    growth (1)
Operating revenue (000's):
  Residential and Rural           $206,561    $177,625    $189,194    $185,302    $175,899    $180,520
  Commercial                       145,898     124,829     124,320     119,908     112,662     110,587
  Industrial                       137,595     103,886     100,733      97,788      94,222      97,723
  Street lighting and public
   authorities                       6,098       5,410       6,332       6,478       6,282       6,378
  Total from ultimate
   consumers                       496,152     411,750     420,579     409,476     389,065     395,208
  Sales for resale                  20,254      18,602      19,745      19,582      18,214      17,104
  Off-system                        29,400      28,304      36,596      31,144      28,281      30,332
  Other                              4,715       4,343       5,658       3,047       2,973       3,015

                                  $550,521    $462,999    $482,578    $463,249    $438,533    $445,659

Energy sales (000's Kwh):
  Residential and Rural          2,528,220   2,158,768   2,367,979   2,254,913   2,222,152   2,269,001      2.2%
  Commercial                     2,078,635   1,771,357   1,764,495   1,686,132   1,626,046   1,579,086      5.7%
  Industrial                     3,674,217   2,612,803   2,467,533   2,312,109   2,236,388   2,359,596      9.3%
  Street lighting and public
   authorities                      63,174      60,991      87,022      88,305      86,635      88,870     (6.6%)
  Total to ultimate
   consumers                     8,344,246   6,603,919   6,687,029   6,341,459   6,171,221   6,296,553      5.8%
  Sales for resale                 561,276     528,752     557,180     538,677     500,253     463,172      3.9%
  Sales of electricity to
   customers                     8,905,522   7,132,671   7,244,209   6,880,136   6,671,474   6,759,725      5.7%
  Off-system                     2,068,015   2,275,616   2,738,159   2,282,204   1,959,828   2,075,037     (0.1%)

                                10,973,537   9,408,287   9,982,368   9,162,340   8,631,302   8,834,762      4.4%

Sources of electric energy (000's Kwh):
  Generation -
    Fossil, primarily coal       5,356,930   4,317,154   4,758,720   4,354,697   4,063,974   4,403,738
    Nuclear  (2)                 2,264,507   2,402,501   2,902,768   2,108,100   2,228,068   2,214,243
    Hydro                            7,201       7,579       6,547       4,195       1,902       3,300
                                 7,628,638   6,727,234   7,668,035   6,466,992   6,293,944   6,621,281

  Purchases                      3,949,296   3,322,182   2,994,216   3,282,886   2,891,808   2,810,225

                                11,577,934  10,049,416  10,662,251   9,749,878   9,185,752   9,431,506

Net capability at time of peak load (Kw)  -
    Generating capability        1,733,700   1,718,600   1,719,150   1,684,700   1,633,000   1,632,500
    Purchase capability            248,000     207,000     227,000     179,000     170,000      90,000
    Capacity credits (3)                 0           0           0      18,960      20,650           0
                                 1,981,700   1,925,600   1,946,150   1,882,660   1,823,650   1,722,500      2.8%

    Net peak load (Kw) (4)       1,716,380   1,425,441   1,607,606   1,547,826   1,486,243   1,543,864      2.1%

Number of customers at year-end    327,265     325,172     305,663     304,265     302,632     300,701      1.7%

Revenue per Kwh (excluding
  off-system) in cents                5.85        6.09        6.16        6.28        6.15        6.14

(1) The five-year compound growth rates include the effect of the acquisition of the Iowa service territory from Union Electric Company on December 31, 1992.
(2) Represents IES Utilities' 70% undivided interest in the Duane Arnold Energy Center which is operated by IES Utilities.
(3) Represents capacity credits from municipals served by IES Utilities.
(4) 60 minutes integrated.


                                                    IES UTILITIES INC.
                                                 GAS OPERATING COMPARISON
                                                                                                      Five year
                                                                                                      compound
                                                                                                      rate of
                                   1993       1992        1991        1990        1989        1988    growth
Operating revenue (000's):
  Residential                     $90,462     $78,685     $74,114     $66,513     $68,751     $71,484
  Commercial                       45,528      39,780      37,614      35,378      38,035      38,918
  Industrial                       15,593      18,649      17,383      21,500      25,172      24,693
                                  151,583     137,114     129,111     123,391     131,958     135,095

  Other                             2,735       2,341       1,908       1,884       1,923       1,514

                                 $154,318    $139,455    $131,019    $125,275    $133,881    $136,609

Energy sales (000's dekatherms):
  Residential                      16,971      15,098      15,571      14,315      15,878      15,573    1.7%
  Commercial                       10,133       8,479       9,389       8,798       9,854       9,523    1.2%
  Industrial                        4,618       6,175       5,980       6,640       7,409       7,780   (9.9%)
                                   31,722      29,752      30,940      29,753      33,141      32,876   (0.7%)
  Industrial - transported
   volumes                          7,284       7,283       6,189       6,733       6,909       6,498    2.3%

  Total volumes delivered          39,006      37,035      37,129      36,486      40,050      39,374   (0.2%)

Operating Statistics:
  Cost per dekatherm of gas
    purchased for resale            $3.49       $3.36       $3.10       $3.23       $2.95       $3.42
  Sendout capability at time of
    peak demand
    (in dekatherms)               274,570     273,270     266,563     267,443     271,140     300,231   (1.8%)
  Peak daily sendout
    (in dekatherms)               268,419     254,989     266,344     272,089     311,600     286,196   (1.3%)

Number of customers at year-end   170,719     167,813     164,078     161,794     160,792     159,931    1.3%

Revenue per dekatherm sold
  (excluding transported volumes)   $4.78       $4.61       $4.17       $4.15       $3.98       $4.11


Item 2. Properties

      The Company's principal electric generating stations at December 31, 1993, are as follows:

                                                                Net
                                                             Kilowatts
                                                             Accredited
                                                 Major       Generating
   Name and Location of Station                Fuel Type     Capability

Duane Arnold Energy Center, Palo, Iowa          Nuclear        371,000   (1)
Ottumwa Generating Station, Ottumwa, Iowa        Coal          339,840   (2)
Prairie Creek Station, Cedar Rapids, Iowa        Coal          234,000
Sutherland Station, Marshalltown, Iowa           Coal          145,500
Sixth Street Station, Cedar Rapids, Iowa         Coal           66,000
Peaking Turbines, Marshalltown, Iowa              Oil          210,000
Diesel Stations, all in Iowa                      Oil           12,200
Burlington Generating Station, Burlington, Iowa  Coal          211,800
Grinnell Station, Grinnell, Iowa                  Gas           47,200
George Neal Unit 3, Sioux City, Iowa             Coal          144,200   (3)
   Total generating capability                               1,781,740


      (1) The capability represents the Company's 70% ownership interest in the 530,000 Kw generating station. The other owners are Central
            Iowa Power Cooperative (20%) and Corn Belt Power Cooperative (10%). The plant is operated by the Company.

      (2)   The Company owns 48% of this  708,000 Kw generating station.   The
            plant is operated by the Company.

      (3) This represents the Company's 28% ownership interest in this 515,000 Kw generating station which is operated by an unaffiliated utility.

      At December 31, 1993, the transmission lines of the Company, operating from 34,000 to 345,000 volts, approximated 4,259 circuit miles (all located in
Iowa). The Company owned 107 transmission substations (all located in Iowa) with a total installed capacity of 8,426.4 MVa and 464 distribution substations (all located in Iowa) with a total installed capacity of 2,445.3 MVa.

      The Company's principal properties are suitable for their intended use and are held subject to liens of indentures relating to its First Mortgage Bonds.


Item 3.  Legal Proceedings

      On December 24, 1990, IS filed in the United States Federal District Court (Court) for the Southern District of Iowa, a Complaint for Declaratory and Other Relief against the Iowa Department of Transportation (IDOT) for declaratory relief and contribution under CERCLA to recover costs that have been and will be incurred by IS (subsequently the Company) in connection with FMGP clean-up costs related to certain real property located in the City of Burlington, Iowa, and nearby areas, including the Mississippi River. On February 11, 1991, IDOT filed an Answer and Counterclaim against IS pursuant to CERCLA, alleging that it had incurred costs and expenses in excess of $1.3 million responding to the release of contamination and requesting judgment against IS for such costs and for all such future costs. Subsequently, in correspondence to IS's counsel, IDOT alleged that it had incurred in excess of $4.7 million in response costs.

      On June 3, 1993, the Court approved a Settlement Agreement and Order Confirming Settlement between IS (subsequently the Company) and IDOT. Under the terms of the agreement, the Company and IDOT agreed to dismiss the suit and countersuit discussed above. Additionally, the Company and IDOT have agreed to a cost-sharing arrangement for future investigation and clean-up costs at the Burlington site, whereby the Company will absorb the next $15 million of such costs and 75% of additional costs thereafter, to the extent any such costs are incurred pursuant to clean-up plans acceptable to regulatory agencies. The Company will also supervise the investigation and clean-up activities.

      Reference is made to Notes 4 and 12 of the Notes to Financial Statements for a discussion of the Company's rate proceedings and environmental matters. Also see Item 1. "Business - Environmental Matters."


Item 4.  Submission of Matters to a Vote of Security Holders

      At   a  special  meeting  of  the  IE  preferred  shareholders  held  on
October 22, 1993, the proposed merger of IE and IS was voted upon and approved. A summary of the results of the vote is as follows:

                           Shares
                          Eligible
 Shareholder Class         to Vote          For         Against      Abstain

  4.30% preferred          120,000        110,917          -             308
  4.80% preferred          146,406         91,625          267         2,535
  6.10% preferred          100,000         63,174          -           2,853


      The Company's sole common shareholder, Industries, approved the merger on May 4, 1993.


                                    PART II

Item 5.   Market  for the  Registrant's Common Stock  and Related  Stockholder
Matters

      All outstanding common stock of the Company is held by its parent (Industries) and is not publicly traded.

     The amounts of dividends declared for the last two years are as follows:

                          Quarter                   Dividends Declared
                                                          (000's)
                    1993
                        First Quarter                   $ 10,000
                        Second Quarter                     5,700
                        Third Quarter                      3,800
                        Fourth Quarter                    11,800
                                                        $ 31,300

                    1992
                        First Quarter                   $ 13,231
                        Second Quarter                     3,000
                        Third Quarter                      4,462
                        Fourth Quarter                     4,028
                                                        $ 24,721

      Under terms of the Fifty-fifth and Fifty-sixth Supplemental Indentures relating to Series W and Series X First Mortgage Bonds, the Company has agreed that no cash dividends shall be paid or declared, nor shall any distribution be made on any capital stock, nor shall any shares of such stock be purchased, redeemed or otherwise acquired for any consideration by the Company or any subsidiary of the Company, if after immediately giving effect to such payment, distribution or retirement, (A) the principal amount of all outstanding defined Unsecured Indebtedness exceeds 20% of defined Total Capitalization, or
(B) the aggregate amount of all such payments, distributions and retirements made since December 31, 1987 exceeds net income since December 31, 1987 plus $50,000,000. Pursuant to these terms, at December 31, 1993, $18,209,000 of retained earnings was restricted as to the payment of cash dividends. The Company may periodically pay cash dividends on any shares of its preferred or preference stock at any time issued and outstanding, provided that all such payments shall be included in the above payments as determined since December 31, 1987.


Item 6.  Selected Financial Data

      The following selected financial data, in the opinion of the Company, includes adjustments, which are normal and recurring in nature, necessary for the fair presentation of the results of operations and financial position. See Item 7. "Management's Discussion and Analysis of the Results of Operations and Financial Condition" for a discussion of transactions that affect the comparability of the years 1993-1991.

      The 1993 results were affected by the acquisition of the Iowa service territory from Union Electric Company, as discussed in Note 3 of the Notes to Financial Statements. The 1989 results were affected by a $5.0 million pre-tax estimated liability to pipeline suppliers recorded in 1988 and eliminated in 1989 when the issue was favorably resolved. The Selected Financial Data should be read in conjunction with the Financial Statements, the Notes to Financial Statements and Management's Discussion and Analysis of the Results of Operations and Financial Condition contained elsewhere in this report.





                                      Year Ended December 31
                           1993      1992      1991      1990      1989
                          ($ in thousands, except times interest earned)


Operating revenues     $ 713,750 $  610,262 $  621,993 $  595,477 $  579,834

Operating income         103,919     78,939     78,293     72,446     80,029

Net income                67,970     45,291     47,563     45,969     53,454

Net income available
  for common stock        67,056     43,562     45,393     43,569     50,849

Cash dividends declared
  on common stock         31,300     24,721     45,321     49,516     45,323

Total assets           1,546,978  1,440,891  1,304,110  1,256,211  1,214,931

Times interest earned
  before income taxes       3.64       2.67       2.93       3.04       3.36

Capitalization Ratios:
  Common equity               50%        48%        49%        50%        49%
  Preferred and
     preference stock          2          2          4          4          5
  Long-term debt              48         50         47         46         46
                             100%       100%       100%       100%       100%

Item 7.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     The following discussion analyzes significant changes in the components of net income and financial condition during the years 1993 and 1992. See
Note 1 of the Notes to Financial Statements for a discussion of the merger of Iowa Electric Light and Power Company (IE) and Iowa Southern Utilities Company (IS), effective December 31, 1993, that formed the Company.

                      RESULTS OF OPERATIONS

     The Company's net income increased $23.5 million during 1993 and decreased $1.8 million during 1992. The 1993 results reflect the acquisition of the Iowa service territory of Union Electric Company (UE) (as discussed in Note 3 of the Notes to Financial Statements) and a return to more normal weather conditions in the Company's service territory. The floods in Iowa in 1993 did not significantly affect the Company's results of operations.
The 1992 results were adversely affected by extremely cool summer weather and a mild winter in the Company's service territory.

     The Company's operating income increased $25.0 million and $0.6 million during 1993 and 1992, respectively, as compared to prior years. Reasons for the changes in the results of operations are explained in the following discussion.

                        ELECTRIC REVENUES

     Electric revenues and Kwh sales (excluding off-system sales) increased $87.5 million and 25%, respectively, during 1993. In 1992, electric revenues and Kwh sales decreased $19.6 million and 1.5%, respectively. The 1993 sales increase is attributable to the acquisition of the UE territory and a return to more normal weather conditions. After adjusting for these items, underlying electric sales increased 6% in 1993, which reflects the economic growth in the industrial and commercial customer base.

     The 1992 Kwh sales decrease reflects unusually mild weather conditions in the Company's service territory. Residential sales, which are the most weather sensitive, decreased 9.5%. However, industrial sales, which are less sensitive to weather, increased approximately 5.5%. Adjusting for the effects of weather, Kwh sales increased 2.7%, reflecting economic growth in the Company's service territory.

      The Company's electric tariffs include energy adjustment clauses (EAC) that are designed to currently recover the costs of fuel and the energy portion of purchased power billings to customers. See Note 2(g) of the Notes to Financial Statements for discussion of the EAC. The increase in electric revenues for 1993 is primarily because of the sales increase and increased recovery of fuel costs through the EAC.

     The revenue decrease in 1992 was primarily related to the lower Kwh sales discussed above and lower off-system sales to other utilities. A rate decrease in the former IS service territory that became effective in September 1991 contributed to the revenue decrease to a lesser extent. These items were partially offset by the effect of the rate increase in the former IE service territory that became effective in December 1991. See Note 4(b) of the Notes to Financial Statements for a discussion of the electric rate case in the former IE service territory.

                          GAS REVENUES

      Gas revenues increased $14.9 million and $8.4 million during 1993 and 1992, respectively. Gas sales in therms (including transported volumes) increased 5.3% in 1993 and were flat in 1992. Gas sales also reflect the effects of weather. Adjusting for the effects of weather, gas sales decreased 1.5% in 1993 and increased 1.5% in 1992.

     The Company's tariffs include purchased gas adjustment clauses (PGA) that are designed to currently recover the cost of gas sold. See Note 2(g) of the Notes to Financial Statements for discussion of the PGA.

     Gas revenues increased in 1993 and 1992 substantially because of increased costs of gas recovered through the PGA and the effect of gas rate increases in the former service territory of both IE and IS, that became
effective in September 1992.   The 1993 sales increase also contributed
to the revenue increase for that year. See Note 4(a) of the Notes to Financial Statements for a discussion of the gas rate increases.

                         STEAM REVENUES

     Steam revenues increased $1.1 million during 1993 and decreased $0.6 million during 1992, primarily related to fluctuations in sales volumes among large industrial customers.

                       OPERATING EXPENSES

     Fuel for production increased $14.3 million in 1993 because of increased availability of the Company's fossil-fueled generating stations, which experienced extended maintenance outages in 1992, and because of increased sales. Fuel for production decreased $17.8 million during 1992 primarily because of a nuclear refueling outage at the Duane Arnold Energy Center
(DAEC), maintenance outages at the fossil-fueled generating stations and the lower electric sales. There were refueling outages in 1993 and 1992, but no such outage in 1991. The decrease in Kwh generation during the refueling and maintenance outages was substantially replaced by purchased power.

     Purchased power increased $18.7 million in 1993, of which approximately $14.7 million represents increased energy purchases and approximately $4.0 million is a net increase in capacity charges. The increase in energy purchases is because of the increased Kwh sales. The increased capacity costs reflect the contracts associated with the acquisition of the UE service territory, partially offset by the expiration, in April 1993, of the purchase power agreement with the City of Muscatine. (See Note 12(b) of the Notes to Financial Statements). Purchased power increased $4.5 million in 1992 because of increased purchases during the refueling and maintenance outages, partially offset by lower purchases related to lower off-system sales.

     Gas purchased for resale increased $7.5 million and $5.1 million during 1993 and 1992, respectively. The increases are primarily because of increased per unit gas costs, and in 1993, increased sales.

     Other operating expenses increased $3.6 million in 1993 and decreased $5.2 million during 1992. The 1993 increase is primarily because of increased labor and benefit costs and higher electric and gas transmission and distribution costs, partially offset by lower non-labor costs at the DAEC. The 1992 decrease was substantially related to a regulatory disallowance of $3.9 million recorded in April 1991, after the Iowa Utilities Board (IUB) denied recovery of previously deferred former manufactured gas plant (FMGP) clean-up costs. Lower non-labor costs at the DAEC and lower Nuclear Regulatory Commission fees, partially offset by increased labor and benefit costs, also affected 1992.

     Maintenance expenses increased $6.6 million during 1993 and were flat in 1992. The 1993 increase is primarily because of increased maintenance at the Company's fossil-fueled generating stations and the DAEC. The 1992 maintenance expenses reflect increased maintenance at fossil-fueled generating stations, substantially offset by lower maintenance costs at the DAEC.

      Depreciation and amortization increased during both years primarily because of increases in utility plant in service, including the acquisition of the UE territory on December 31, 1992. An increase in the average gas utility property depreciation rate, resulting from an updated depreciation study, also contributed to the 1993 increase. Depreciation and amortization expenses for both years include $5.5 million for the DAEC decommissioning provision, which is collected through rates.

      Property taxes increased $4.8 million during 1993, primarily because of the acquisition of the UE service territory and increases assessed values.

     Federal and state income taxes included in operating expenses increased $18.0 million in 1993 primarily because of increases in taxable income and an increase of 1% in the Federal statutory income tax rate. Such income taxes decreased $1.9 million in 1992 primarily because of adjustments of $1.5 million recorded in the second quarter of 1992 to previously recorded tax reserves and a reduction in taxable income.

                        INTEREST EXPENSE

     Interest expense (long-term debt and other combined) increased in 1993 and 1992 primarily because of an increase in the average amount of debt outstanding. A reduction in the average interest rate in 1993 substantially offset the effect of the higher average outstanding debt. The lower average interest rate reflects the refinancing of certain long-term debt issues at lower rates and lower-cost short-term borrowings outstanding for interim periods between the redemption of certain long-term debt series and the issuance of their long-term replacements. Interest expense related to the Company's reserves for rate refunds also contributed to the increase in 1992.

                 LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements are primarily attributable to its construction programs and debt maturities. Cash and temporary cash investments increased $16.6 million during 1993. In 1993, cash flows from operating activities were $149 million. These funds were primarily used for construction and acquisition expenditures and to pay dividends.

     It is anticipated that the Company's future capital requirements will be met by cash generated from operations and external financing. The level of cash generated from operations is partially dependent upon economic conditions, legislative activities, environmental matters and timely rate relief. (See Notes 4 and 12 of the Notes to Financial Statements). Access to the long-term and short-term capital and credit markets is necessary for obtaining funds externally.

     The Company's liquidity and capital resources will be affected by environmental and legislative issues, including the ultimate disposition of remediation issues surrounding the FMGP issue, the Clean Air Act as amended, the National Energy Policy Act of 1992, and Federal Energy Regulatory Commission (FERC) Order 636, as discussed in Note 12 of the Notes to Financial Statements. Consistent with rate making principles of the IUB, management believes that the costs incurred for the above matters will not have a material adverse effect on the financial position or results of operations of the Company.

      The IUB has adopted rules which require the Company to spend 2% of electric and 1.5% of gas gross retail operating revenues annually for energy efficiency programs. Energy efficiency costs in excess of the amount in the most recent electric and gas rate cases are being recorded as regulatory assets. At December 31, 1993, the Company had $18.5 million of such costs recorded as regulatory assets. The Company will make its initial filing for recovery of the costs in 1994.

              CONSTRUCTION AND ACQUISITION PROGRAM

       The Company's construction and acquisition program anticipates expenditures of $150 million for 1994, of which approximately 44% represents expenditures for electric transmission and distribution facilities, 18% represents fossil-fueled generation expenditures and 10% represents nuclear generation expenditures. Substantial commitments have been made in connection with such expenditures.

     The Company's levels of construction and acquisition expenditures are projected to be $149 million in 1995, $144 million in 1996, $149 million in 1997 and $160 million in 1998. It is estimated that approximately 80% of construction expenditures will be provided by cash from operating activities (after payment of dividends) for the five year period 1994-1998.

     Capital expenditure and investment and financing plans are subject to continual review and change. The capital expenditure and investment program may be revised significantly as a result of many considerations including changes in economic conditions, variations in actual sales and load growth compared to forecasts, requirements of environmental, nuclear and other regulatory authorities, acquisition opportunities, the availability of alternate energy and purchased power sources, the ability to obtain adequate and timely rate relief, escalations in construction costs and conservation and energy efficiency programs.

                       LONG-TERM FINANCING

     Other than periodic sinking fund requirements which the Company intends to meet by pledging additional property, $124 million of long-term debt, including four series of First Mortgage Bonds aggregating $123 million, will mature prior to December 31, 1998. The Company intends to refinance the majority of the debt maturities with long-term debt.

     In order to provide an up-to-date instrument for the issuance of bonds, notes or other evidence of indebtedness, the Company has entered into an Indenture of Mortgage and Deed of Trust dated September 1, 1993 (New Mortgage). The lien of the New Mortgage is subordinate to the lien of the Company's first mortgages until such time as all bonds issued under the first mortgages have been retired and such mortgages satisfied. The New Mortgage provides for, among other things, the issuance of Collateral Trust Bonds upon the basis of First Mortgage Bonds being issued. Accordingly, to the extent that the
Company issues Collateral Trust Bonds on the basis of First Mortgage Bonds, it must comply with the requirements for the issuance of First Mortgage
Bonds under the Company's first  mortgages.   Under  the  terms of the  New
Mortgage, the Company has covenanted not to issue any additional First
Mortgage Bonds under its first mortgages except to provide the basis for issuance of Collateral Trust Bonds.

      In November 1993, the Company entered into arrangements with various cities in the State of Iowa (Cities), whereby the Cities issued an aggregate of $19.4 million of pollution control revenue refunding bonds (PCRRBs), all at 5.5%, due 2023. Each series of the PCRRBs is secured, in part, by payments on a corresponding principal amount of Collateral Trust Bonds, at 5.5%, due 2023. The proceeds received by the Company in the transaction were used to redeem $10.2 million of Pollution Control Obligations, 5.75%, due serially 1995-2003 and an aggregate of $9.2 million of First Mortgage Bonds, Series P & Q, 6.7%, due 2006.

     In October 1993, the Company sold $100 million aggregate principal amount of Collateral Trust Bonds, 6% Series, due 2008, and 7% Series, due 2023. A portion of the proceeds from the Collateral Trust Bonds was used to retire short-term debt, with the balance used for general corporate purposes, including support of the Company's construction program.

     In May 1993, the Company redeemed First Mortgage Bonds Series K, 8-5/8%, principal amount of $20 million, and Series R, 8-1/4%, principal amount of $25 million and First Mortgage Bonds Series 8-3/4%, principal amount of $15 million. The redemptions were completed with proceeds from short-term borrowings and, as discussed above, long-term debt was ultimately issued to replace the short-term borrowings.

     The Indentures pursuant to which the Company issues First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property and contain covenants which restrict the amount of additional bonds which may be issued. At December 31, 1993, such restrictions would have allowed the Company to issue $258 million of additional First Mortgage Bonds. The Company intends to file in the first quarter of 1994 with the FERC for authority to issue $250 million of long-term debt. The Company is currently authorized by the SEC to issue $50 million of long-term debt under an existing registration statement. The Company expects to issue up to $150 million in
1994.   The proceeds are expected to be used for the early redemption of three series of First Mortgage Bonds aggregating $55 million, which have not yet been called, and for general corporate purposes, including support of its construction program.

     The Articles of Incorporation of the Company authorize and limit the aggregate amount of additional shares of Cumulative Preferred Stock and Cumulative Preference Stock which may be issued. At December 31, 1993, the Company could have issued an additional 700,000 shares of Cumulative Preference Stock and 100,000 additional shares of Cumulative Preferred Stock.

     The Company's capitalization ratios at year-end were as follows:

                                            1993    1992

          Long-term debt                    48%     50%
          Preferred stock                    2       2
          Common equity                     50      48
                                           100%    100%


                      SHORT-TERM FINANCING

     For interim financing, the Company is authorized by the FERC to issue, through 1994, up to $125 million of short-term notes. This availability of short-term financing provides the Company flexibility in the issuance of long-term securities. At December 31, 1993, the Company had outstanding short-term borrowings of $24 million.

      The Company has two agreements, both of which expire in 1994, with separate financial institutions to sell up to $65 million of its utility accounts receivable. The Company intends to consolidate the agreements into one new agreement in 1994. At December 31, 1993, the Company had sold $53.2 million under the agreements.

     At December 31, 1993, the Company had bank lines of credit aggregating $67.7 million and was using $19.0 million of its lines to support commercial paper and $7.7 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, the Company has an uncommitted credit facility with a financial institution whereby it can borrow up to $50 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At December 31, 1993, $5.0 million was borrowed at 3.4% under this facility. The Company also has a letter of credit in the amount of $3.4 million supporting two of its variable rate pollution control obligations.

                      EFFECTS OF INFLATION

     Under the rate making principles prescribed by the regulatory commissions to which the Company is subject, only the historical cost of plant is recoverable in revenues as depreciation. As a result, the Company has experienced economic losses equivalent to the current year's impact of inflation on utility plant.

     In addition, the regulatory process imposes a substantial time lag between the time when operating and capital costs are incurred and when they are recovered. The Company does not expect the effects of inflation at current levels to have a significant effect on its results of operations.

                 Selected Quarterly Financial Data (unaudited)



       The following unaudited quarterly data, in the opinion of the Company, includes adjustments, which are normal and recurring in nature, necessary for the fair presentation of the results of operations and financial position.


                                             Quarter Ended
                             March          June      September     December
                               31            30          30            31
                                             (in thousands)
1993
   Operating revenues       $193,784     $148,919      $187,392      $183,655
   Operating income           24,100       18,095        36,095        25,629
   Net income                 14,422       10,491        26,213        16,844
   Net income available
     for common stock         14,193       10,262        25,985        16,616

1992
   Operating revenues       $166,494     $132,843      $145,003      $165,922
   Operating income           17,721       15,755        26,034        19,429
   Net income                  9,522        7,501        17,561        10,707
   Net income available
    for common stock           9,022        7,002        17,059        10,479


       The above amounts were affected by seasonal weather conditions and the timing of utility rate changes. Rate activities are discussed in Note 4 of the Notes to Financial Statements.

       The 1993 results were affected by the acquisition of the Iowa service territory from Union Electric Company, as discussed in Note 3 of the Notes to Financial Statements. Refer to Management's Discussion and Analysis for discussion of the adverse effect of weather upon 1992 results, primarily in the third quarter.


Item 8. Financial Statements and Supplementary Data

Information required by Item 8. begins on page 48.

      MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

    The Company's management has prepared and is responsible for the presentation, integrity and objectivity of the financial statements and related information included in this report. The financial statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis and, in some cases, include estimates that are based upon management's judgment and the best available information, giving due consideration to materiality. Financial information contained elsewhere in this report is consistent with that in the financial statements.

   The Company maintains a system of internal accounting controls which it believes is adequate to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with management authorization and the financial records are reliable for preparing the financial statements. The system of internal accounting controls is supported by written policies and procedures, by a staff of internal auditors and by the selection and training of qualified personnel. The internal audit staff conducts comprehensive audits of the Company's system of internal accounting controls. Management strives to maintain an adequate system of internal controls, recognizing that the cost of such a system should not exceed the benefits derived. In accordance with generally accepted auditing standards, the independent public accountants (Arthur Andersen & Co.), obtained a sufficient understanding of the Company's internal controls to plan their audit and determine the nature, timing and extent of other tests to be performed. No material internal control weaknesses have been reported to management, nor is management aware of any such weaknesses.

    The Board of Directors, through its Audit Committee comprised entirely of outside directors, meets periodically with management, the internal auditor and Arthur Andersen & Co. to discuss financial reporting matters, internal control and auditing. To ensure their independence, both the internal auditor and Arthur Andersen & Co. have full and free access to the Audit Committee.


                                     /s/   Lee Liu
                                         (Signature)

                                           Lee Liu
                                    Chairman of the Board,
                                      President & Chief
                                      Executive Officer



                                /s/  Blake O. Fisher, Jr.
                                        (Signature)

                                     Blake O. Fisher, Jr.
                                  Executive Vice President &
                                   Chief Financial Officer



                               /s/  Richard A. Gabbianelli
                                        (Signature)

                                    Richard A. Gabbianelli
                                      Controller & Chief
                                      Accounting Officer

                     ARTHUR ANDERSEN & CO.







            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
IES Utilities Inc.:

We have audited the accompanying balance sheets and statements of capitalization of IES UTILITIES INC. (an Iowa corporation) as of December 31, 1993 and 1992, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the financial statement schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IES Utilities Inc. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in Item 14(a)2 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

As  discussed  in  Note 8 to the financial statements,  effective
January 1, 1993, IES Utilities Inc. changed its method of accounting for postretirement benefits other than pensions.


                    /s/  Arthur Andersen & Co.
                            (Signature)

                         ARTHUR ANDERSEN & CO.

Chicago, Illinois,
January 28, 1994

IES UTILITIES INC.
STATEMENTS OF INCOME
                                             Year Ended December 31
                                         1993        1992          1991
                                                (in thousands)
Operating revenues:
 Electric                             $550,521     $462,999      $482,578
 Gas                                   154,318      139,455       131,019
 Steam                                   8,911        7,808         8,396
                                       713,750      610,262       621,993

Operating expenses:
 Fuel for production                    87,702       73,368        91,182
 Purchased power                        93,449       74,794        70,245
 Gas purchased for resale              109,122      101,605        96,504
 Other operating expenses              123,210      119,607       124,855
 Maintenance                            46,219       39,573        39,571
 Depreciation and amortization          69,407       64,107        61,466
 Property taxes                         36,426       31,586        31,770
 Federal and state income taxes         39,411       21,422        23,307
 Miscellaneous taxes                     4,885        5,261         4,800
                                       609,831      531,323       543,700

Operating income                       103,919       78,939        78,293

Other income and deductions:
 Allowance for equity funds used
    during construction                    824        1,831           820
 Miscellaneous, net                      2,248        2,803         3,950
                                         3,072        4,634         4,770

Interest:
 Long-term debt                         34,926       35,689        31,171
 Other                                   5,243        3,939         5,595
 Allowance for debt funds used
    during construction                 (1,148)      (1,346)       (1,266)
                                        39,021       38,282        35,500

Net income                              67,970       45,291        47,563
Preferred and preference dividend
    requirements                           914        1,729         2,170
Net income available for
    common stock                      $ 67,056     $ 43,562      $ 45,393

The accompanying Notes to Financial Statements are an integral part of these statements.

IES UTILITIES INC.
STATEMENTS OF RETAINED EARNINGS

                                                Year Ended December 31
                                             1993        1992        1991
                                                   (in thousands)

Balance at beginning of year               $153,106    $134,822    $134,750
Add:
 Net income                                  67,970      45,291      47,563
                                            221,076     180,113     182,313

Deduct:
 Cash dividends declared -
  Common stock                               31,300      24,721      45,321
  Preferred stock, at stated rates              914       1,665       1,956
  Preference stock, at stated rates              -           64         214
 Preferred stock redemption premiums             -          557          -
                                             32,214      27,007      47,491

Balance at end of year
 ($18,209,000 restricted as to payment
    of cash dividends)                     $188,862    $153,106    $134,822



The accompanying Notes to Financial Statements are an integral part of these statements.

IES UTILITIES INC.
BALANCE SHEETS
                                                            December 31
                                                        1993          1992
                                                          (in thousands)
ASSETS
Utility plant, at original cost:
 Plant in service -
  Electric                                           $1,707,278    $1,641,536
  Gas                                                   147,956       137,227
  Other                                                  75,845        73,970
                                                      1,931,079     1,852,733
 Less - Accumulated depreciation                        813,312       759,754
                                                      1,117,767     1,092,979
 Leased nuclear fuel, net of amortization                51,681        48,505
 Construction work in progress                           41,937        30,324
                                                      1,211,385     1,171,808

Current assets:
 Cash and temporary cash investments                     18,313         1,743
 Accounts receivable -
  Customer, less reserve                                 22,679        24,517
  Other                                                  10,330        10,429
 Income tax refunds receivable                            8,767            -
 Production fuel, at average cost                        14,338        19,418
 Materials and supplies, at average cost                 26,861        28,765
 Adjustment clause balances                                  -          1,217
 Regulatory assets                                        6,421         3,636
 Prepayments and other                                   31,502        26,085
                                                        139,211       115,810

Other assets:
 Regulatory assets                                      149,978       118,215
 Nuclear decommissioning trust funds                     28,059        21,327
 Deferred charges and other                              18,345        13,731
                                                        196,382       153,273
                                                     $1,546,978    $1,440,891


CAPITALIZATION AND LIABILITIES
Capitalization (See Statements of Capitalization):
 Common stock                                        $   33,427    $   33,427
 Paid-in surplus                                        279,042       229,042
 Retained earnings                                      188,862       153,106
  Total common equity                                   501,331       415,575

 Cumulative preferred stock                              18,320        18,320
 Long-term debt                                         480,074       441,522
                                                        999,725       875,417

Current liabilities:
 Short-term borrowings                                   24,000        92,000
 Notes payable - associated companies                        -            560
 Capital lease obligations                               15,345        13,211
 Sinking funds and maturities                               224           224
 Accounts payable                                        47,179        45,384
 Dividends payable                                        5,229           229
 Accrued interest                                         9,438         9,247
 Accrued taxes                                           39,763        41,987
 Accumulated refueling outage provision                   2,660         7,549
 Adjustment clause balances                               5,149            -
 Provision for rate refund liability                      8,670         9,020
 Other                                                   27,038        17,848
                                                        184,695       237,259

Long-term liabilities:
 Capital lease obligations                               36,336        35,294
 Liability under National Energy Policy Act of 1992      11,984        12,054
 Environmental liabilities                                9,130         9,815
 Other                                                   25,197        17,645
                                                         82,647        74,808

Deferred credits:
 Accumulated deferred income taxes                      237,464       206,099
 Accumulated deferred investment tax credits             42,447        47,308
                                                        279,911       253,407

Commitments and contingencies (Note 12)

                                                     $1,546,978    $1,440,891


The accompanying Notes to Financial Statements are an integral part of these statements.

IES UTILITIES INC.
STATEMENTS OF CAPITALIZATION
                                                              December 31
                                                            1993       1992
                                                             (in thousands)

Common equity:
 Common stock - par value $2.50 per share -
   authorized 24,000,000 shares; outstanding
   13,370,788 shares                                   $   33,427   $  33,427
 Paid-in surplus                                          279,042     229,042
 Retained earnings                                        188,862     153,106
                                                          501,331     415,575

Cumulative preferred stock - par value $50 per
 share - authorized 466,406 shares; outstanding
 366,406 shares -
  6.10% - Outstanding 100,000 shares                        5,000       5,000
  4.80% - Outstanding 146,406 shares                        7,320       7,320
  4.30% - Outstanding 120,000 shares                        6,000       6,000
                                                           18,320      18,320

Long-term debt:
 Collateral trust bonds -
  6% series, due 2008                                      50,000          -
  7% series, due 2023                                      50,000          -
  5.5% series, due 2023                                    19,400          -
                                                          119,400          -

 First mortgage bonds -
  Series J, 6-1/4%, due 1996                               15,000      15,000
  Series K, 8-5/8%, retired in 1993                            -       20,000
  Series L, 7-7/8%, due 2000                               15,000      15,000
  Series M, 7-5/8%, due 2002                               30,000      30,000
  Series P & Q, 6.70%, retired in 1993                         -        9,200
  Series R, 8-1/4%, retired in 1993                            -       25,000
  Series W, 9-3/4%, due 1995                               50,000      50,000
  Series X, 9.42%, due 1995                                50,000      50,000
  Series Y, 8-5/8%, due 2001                               60,000      60,000
  Series Z, 7.60%, due 1999                                50,000      50,000
  6-1/8% series, due 1997                                   8,000       8,000
  9-1/8% series, due 2001                                  21,000      21,000
  7-3/8% series, due 2003                                  10,000      10,000
  7-1/4% series, due 2007                                  30,000      30,000
  8-3/4% series, retired in 1993                               -       15,000
                                                          339,000     408,200

 Pollution control obligations -
  5.75%, retired in 1993                                       -       10,200
  4.90% to 5.75%, due serially 1994 to 2003                 3,920       4,144
  5.95%, due 2007, secured by First mortgage bonds         10,000      10,000
  Variable rate (3.15% at December 31, 1993),
    due 2000 to 2010                                       11,100      11,100
                                                           25,020      35,444

 Unamortized debt premium and (discount), net              (3,122)     (1,898)
                                                          480,298     441,746

    Less - Amount due within one year                         224         224
                                                          480,074     441,522
                                                      $   999,725   $ 875,417


The accompanying Notes to Financial Statements are an integral part of these statements.

IES UTILITIES INC.
STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31
                                                 1993        1992      1991
                                                       (in thousands)
Cash flows from operating activities:
 Net income                                    $67,970    $45,291     $47,563
 Adjustments to reconcile net income to
    net cash flows from operating activities -
  Depreciation and amortization                 69,407     64,107      61,466
  Principal payments under capital
    lease obligations                           11,429     11,725      15,471
  Deferred taxes and investment tax credits     10,531     (2,406)    (13,068)
  Amortization of deferred charges                 860        961       7,778
  Refueling outage provision                    (4,889)    (5,503)     11,553
  Allowance for equity funds used during
    construction                                  (824)    (1,831)       (820)
  (Gain) loss on disposition of assets, net       (655)        -           30
  Other                                         (1,321)    (4,742)     (4,026)
 Other changes in assets and liabilities -
  Accounts receivable                           (8,553)      (571)         (3)
  Sale of utility accounts receivable           10,490      7,710      (5,000)
  Accounts payable                               5,620        345         569
  Accrued taxes                                (10,991)     6,118       3,375
  Production fuel                                5,080      2,579       1,234
  Adjustment clause balances                     6,366     (4,122)        184
  Deferred energy efficiency costs              (9,747)    (6,877)     (1,905)
  Provision for rate refunds                      (350)     7,528        (197)
  Other                                         (1,281)    (4,519)      2,307
    Net cash flows from operating activities   149,142    115,793     126,511

Cash flows from financing activities:
 Dividends declared on common stock            (31,300)   (24,721)    (45,321)
 Dividends on preferred and preference stock      (914)    (1,729)     (2,170)
 Proceeds from issuance of long-term debt      119,400     83,400      88,700
 Equity infusion from parent company            50,000         -       40,000
 Net change in short-term borrowings           (68,560)    51,660     (55,750)
 Sinking fund requirements and reductions in
    long-term debt and preferred and
    preference stock                           (79,624)   (39,429)    (31,589)
 Principal payments under capital lease
    obligations                                (11,276)   (12,337)    (14,738)
 Dividends payable                               5,000         -           -
 Other                                          (1,295)       476        (500)
    Net cash flows from financing activities   (18,569)    57,320     (21,368)

Cash flows from investing activities:
 Construction and acquisition expenditures    (113,212)  (171,013)   (105,009)
 Nuclear decommissioning trust funds            (5,532)    (5,532)     (5,505)
 Proceeds from disposition of assets               837         -          203
 Other                                           3,904       (246)       (620)
    Net cash flows from investing activities  (114,003)  (176,791)   (110,931)

Net increase (decrease) in cash and
    temporary cash investments                  16,570     (3,678)     (5,788)
Cash and temporary cash investments
    at beginning of year                         1,743      5,421      11,209
Cash and temporary cash investments
    at end of year                            $ 18,313   $  1,743    $  5,421

Supplemental cash flow information:
 Cash paid during the year for -
  Interest                                    $ 39,747   $ 36,503    $ 36,932
  Income taxes                                $ 40,130   $ 23,640    $ 32,925

 Noncash investing and financing activities -
  Capital lease obligations incurred          $ 14,605   $  1,973    $ 11,874


The accompanying Notes to Financial Statements are an integral part of these statements.

                      NOTES TO FINANCIAL STATEMENTS



(1)  GENERAL:

      IES Utilities Inc. (the Company) is a wholly-owned subsidiary of IES Industries Inc. (Industries) and is subject to regulation by the Iowa Utilities Board (IUB) and the Federal Energy Regulatory Commission (FERC).

      On June 4, 1993, Industries announced that its wholly-owned utility subsidiaries, Iowa Electric Light and Power Company (IE) and Iowa Southern Utilities Company (IS), filed applications for regulatory authority to merge. The merger became effective December 31, 1993, following receipt of all necessary Boards of Directors, shareholder and regulatory approvals.

      IE is the surviving corporation and has been renamed IES Utilities Inc. The separate existence of IS has ceased. The Company serves a total of 325,000 electric and 170,000 natural gas retail customers as well as 32 resale customers in more than 550 Iowa communities.

      The merger was accounted for under a method of accounting similar to pooling of interests, which combined the ownership interests of IE and IS. The assets and liabilities of IE and IS were combined at their recorded amounts as of the merger date.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     (a)     Regulatory Assets -

     The Company is subject to the provisions of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). The regulatory assets represent probable future revenue associated with certain incurred costs as these costs are recovered through the ratemaking process. At December 31, 1993, regulatory assets were comprised of the following items, and were reflected in the Balance Sheets as follows:


Regulatory Assets
                                                        (in millions)

        Deferred income taxes (Note 2(b))                   $ 88.6
        Energy efficiency programs                            18.5
        Employee pension and benefit costs (Note 8)           14.1
        Environmental liabilities (Note 12(f))                12.9
        National Energy Policy Act of 1992 (Note 12(h))       12.5
        FERC Order No. 636 transition costs (Note 12(i))       5.0
        Cancelled plant costs                                  3.3
        Regulatory study costs                                 1.5
                                                             156.4
        Less current amounts                                   6.4
                                                            $150.0


     Refer to the individual footnotes referenced above for a discussion of the specific items reflected in regulatory assets. The amounts reflected for energy efficiency programs are a result of an IUB mandate whereby 2% of electric and 1.5% of gas gross retail operating revenues are to be expended annually for energy efficiency programs. Under this mandate, the Company will make its initial filing for recovery of the costs in 1994.

     (b)      Income Taxes -

     The Company follows the liability method of accounting for deferred income taxes, which requires the establishment of deferred tax liabilities and assets, as appropriate, for all temporary differences between the tax basis of assets and liabilities and the amounts reported in the financial
statements.   Deferred taxes are recorded using currently enacted tax rates.

     Except as noted below, income tax expense includes provisions for deferred taxes to reflect the tax effects of temporary differences between the time when certain costs are recorded in the accounts and when they are deducted for tax return purposes. As temporary differences reverse, the related accumulated deferred income taxes are reversed to income. Investment tax credits have been deferred and are subsequently credited to income over the average lives of the related property.

     Consistent with ratemaking practices, deferred tax expense is not recorded for certain temporary differences (primarily related to utility property, plant and equipment). Accordingly, the Company has recorded deferred tax liabilities and regulatory assets, as discussed in Note 2(a).

     (c)      Temporary Cash Investments -

     Temporary cash investments are stated at cost which approximates market value and are considered cash equivalents for the Statements of Cash Flows. These investments consist of short-term liquid investments which have maturities of less than 90 days from the date of acquisition and at December 31, 1993, include $15 million invested with affiliated companies.

     (d)      Depreciation of Utility Property, Plant and Equipment -

    The average rates of depreciation for electric and gas properties, including the Company's nuclear generating station, the Duane Arnold Energy Center (DAEC), which is being depreciated over a 36 year life using a remaining life method, were as follows:

                                     1993             1992           1991
          Electric                   3.5%             3.5%           3.5%
          Gas                        3.5%             3.0%           3.0%


     Based on the most recent site specific study, completed in 1992, the Company's 70% share of the estimated cost to decommission the DAEC and return the underlying property to its original state approximated $223 million in 1992 dollars. The study is based on the prompt removal and dismantling decommissioning alternative and is assumed to begin at the end of the DAEC's operating license in 2014. The level of annual recovery through rates of decommissioning costs is $5.5 million, which is deposited in external trust funds, and is based on a remaining life recovery method. The annual recovery level is reviewed and, if necessary, adjusted in each rate case. Decommissioning costs, at the level collected through rates, are included in "Depreciation and amortization" expense in the Statements of Income.
In addition to the $28.1 million invested in the external trust funds as indicated in the Balance Sheets, the Company has an internal decommissioning reserve of $21.7 million recorded as accumulated depreciation. Earnings on the external funds are recognized as income and a corresponding amount of interest expense is recorded for the reinvestment of the earnings.

     (e)      Allowance for Funds Used During Construction -

     The allowance for funds used during construction (AFC), which represents the cost during the construction period of funds used for construction purposes, is capitalized as a component of the cost of utility plant.
The amount of AFC applicable to debt funds and to other (equity) funds, a non-cash item, is computed in accordance with the prescribed FERC formula. The aggregate gross rates used for 1993-1991 were 5.7%, 9.2% and 8.5%, respectively.

     (f)      Operating Revenues -

     The Company accrues revenues for services rendered but unbilled at month-end in order to more properly match revenues with expenses.

     (g)      Adjustment Clauses -

     The Company's tariffs provide for subsequent adjustments to its electric and natural gas rates for changes in the cost of fuel and purchased energy and in the cost of natural gas purchased for resale. Changes in the under/over collection of these costs are reflected in "Fuel for production" and "Gas purchased for resale" in the Statements of Income. The cumulative effects are reflected in the Balance Sheets as a current asset or current liability, pending automatic reflection in future billings to customers.

     (h)      Accumulated Refueling Outage Provision -

     The IUB allows the Company to collect, as part of its base revenues, funds to offset other operating and maintenance expenditures incurred during refueling outages at the DAEC. As these revenues are collected, an equivalent amount is charged to other operating and maintenance expenses with a corresponding credit to a reserve. During a refueling outage, the reserve is reversed to offset the refueling outage expenditures.

     (i)      Reclassifications -

     Certain prior period amounts have been reclassified on a basis consistent with the 1993 presentation.

(3)  ACQUISITION OF IOWA SERVICE TERRITORY OF UNION ELECTRIC COMPANY:

     Effective December 31, 1992, the Company acquired the Iowa distribution system and a portion of the Iowa transmission facilities of Union Electric Company (UE) for $65.0 million in cash. The acquisition was accounted for as a purchase. The net book value of the acquired assets was approximately $34.4 million and the amount of the purchase price in excess of the book value ($30.6 million) has been recorded as an acquisition adjustment. The acquisition adjustment is being amortized over the life of the property and is included in "Other income and deductions - Miscellaneous, net" in the Statements of Income. Recovery of the acquisition adjustment through rates will be addressed in future rate proceedings. See Note 12(b) for a discussion of the purchase power contracts with UE associated with this acquisition.

(4)  RATE MATTERS:
     (a)      Gas Rate Cases -
              Former IE Service Territory

     In July 1992, IE applied to the IUB for an increase in gas rates of
$6.3  million  annually,  or  5.9%.   Effective  September  30,  1992,  the
IUB authorized an interim increase of $5.4 million, subject to refund. On April 30, 1993, the IUB issued its "Final Decision and Order," which approved stipulations between IE and certain intervenors providing for an annual increase in revenues of $5.5 million. IE did not have any refund liability as a result of the Order.

              Former IS Service Territory

     In July 1992, IS applied to the IUB for an increase in gas rates of $2.3 million annually, or 6.2%. Effective September 30, 1992, the IUB authorized an interim increase of $1.9 million, subject to refund. In February 1993, the IUB approved stipulations between IS and certain intervenors in the proceeding that provided for an annual increase in revenues of $1.6 million. As a result of the Order, IS refunded approximately
$0.2 million, including interest, in the second quarter of 1993.

     (b)      1991 Electric Rate Case -

     In October 1991, IE applied to the IUB for an increase in interim and final retail electric rates of $18.9 million annually, or 6.0%. The IUB approved an interim rate increase of $15.6 million, annually, which became effective in December 1991, subject to refund.

     In July 1992, the IUB issued its "Final Decision and Order" approving an annual electric rate increase of $7.9 million. The application of double leverage ratemaking theory to IE's capital structure accounted for approximately $4 million of the difference between the interim rate level and the amount allowed in the Order. After a limited rehearing of the double leverage issue, the IUB issued its "Order On Rehearing" in December 1992, which affirmed the original decision.

     IE appealed the IUB's Order to the Iowa District Court (Court). In December 1993, the Court issued its decision, which upholds the IUB's Order. The Company did not appeal the Court's decision to the Iowa Supreme Court.

     In the second quarter of 1993, IE refunded approximately $4.1 million, including interest, which represented a refund down to the level of revenues that would have resulted had it won the appeal. An additional refund, including interest, of $8.7 million is required at December 31, 1993, as a result of the Court's decision. The refund is expected to be completed in the second quarter of 1994. There will be no effect on electric revenues and net income when the additional refund is made because the Company has been reserving for the effect of the additional refund.

(5)  LEASES:

     The Company has a capital lease covering its 70% undivided interest in nuclear fuel purchased for the DAEC. Future purchases of fuel may also be added to the fuel lease. This lease provides for annual one year extensions and the Company intends to exercise such extensions through the DAEC's operating life. Interest costs under the lease are based on commercial paper costs incurred by the lessor. The Company is responsible for the payment of taxes, maintenance, operating cost, risk of loss and insurance relating to the leased fuel.

     The lessor has an $80 million credit agreement with a bank supporting the nuclear fuel lease. The agreement continues on a year to year basis, unless either party provides at least a three year notice of termination; no such notice of termination has been provided by either party.

     Annual nuclear fuel lease expenses include the cost of fuel, based on the quantity of heat produced for the generation of electric energy, plus the lessor's interest costs related to fuel in the reactor and administrative expenses. These expenses (included in "Fuel for production" in the Statements of Income) for 1993-1991 were $12.4 million, $12.9 million and $17.5 million, respectively.

     The Company's operating lease rental expenses for 1993-1991 were $8.4 million, $6.8 million and $7.0 million, respectively.

     The Company's future minimum lease payments by year are as follows:
                                                   Capital       Operating
                    Year                            Lease          Leases
                                                       (in thousands)

                    1994                           $ 16,994       $  6,511
                    1995                             11,970          6,353
                    1996                             10,784          4,865
                    1997                              9,940          3,420
                    1998                              4,145          3,549
                    1999-2003                         4,111         12,130
                                                     57,944       $ 36,828
                    Less:  Amount
                       representing interest          6,263
                    Present value of net
                       minimum capital
                       lease payments              $ 51,681

(6)  UTILITY ACCOUNTS RECEIVABLE:

     Customer accounts receivable, including unbilled revenues, arise primarily from the sale of electricity and natural gas. At
December 31, 1993, the Company was serving a diversified base of residential, commercial and industrial customers consisting of approximately
325,000 electric and 170,000 gas customers.


      The Company has entered into two agreements, one with limited recourse, to sell undivided fractional interests of an aggregate of $65 million in its pool of utility accounts receivable. At December 31, 1993, $53.2 million was sold under the agreements. The agreements expire in June and December 1994. The Company intends to consolidate the agreements into one new agreement in 1994.

(7)  INCOME TAXES:

     The components of federal and state income taxes for the years ended December 31, were as follows:
                                           1993         1992        1991
                                                   (in millions)
   Classified as Federal and
     State Income Taxes:
       Current tax expense               $ 28.4       $ 24.0      $ 36.3
       Deferred tax expense                15.9          0.2       (10.1)
       Amortization and adjustment
         of investment tax credits         (4.9)        (2.8)       (2.9)
                                           39.4         21.4        23.3

   Included in Miscellaneous, net:
       Current tax expense                 (0.9)        (0.8)        0.4
       Deferred tax expense                (0.5)         0.1        (0.2)
                                           (1.4)        (0.7)        0.2
          Total income tax expense       $ 38.0       $ 20.7      $ 23.5


     The overall effective income tax rates shown below were computed by dividing total income tax expense by income before income taxes.

                                                 Year Ended December 31
                                                 1993     1992     1991


Statutory Federal income tax rate                35.0%    34.0%    34.0%
Add (deduct):
  Amortization of investment tax credits         (2.5)    (4.2)    (4.0)
  State income taxes, net of Federal
    benefits                                      5.8      5.6      6.4
  Property basis and other temporary
    differences for which deferred taxes are
    not provided under ratemaking principles      1.5      0.5      2.1
  Reversal through tariffs of deferred
    taxes provided at rates in excess
    of the current statutory Federal
    income tax rate                              (1.7)    (2.7)    (3.7)
  Adjustment of prior period taxes               (2.0)    (2.0)    (1.3)
  Other items, net                               (0.3)     0.2     (0.4)
Overall effective income tax rate                35.8%    31.4%    33.1%


     The accumulated deferred income taxes as set forth below and in the Balance Sheets arise from the following temporary differences:

                                                          December 31
                                                       1993          1992
                                                         (in millions)

   Property related                                   $ 272         $ 256
   Decommissioning related                              (12)          (11)
   Investment tax credit related                        (30)          (32)
   Other                                                  7            (7)
                                                      $ 237         $ 206

(8)  BENEFIT PLANS:

     The Company has one contributory and two non-contributory retirement plans
which, collectively, cover substantially all of its employees.   Plan benefits
are generally based on years of service and compensation during the employees' latter years of employment. Payments made from the pension funds to retired employees and beneficiaries during 1993 totaled $10.4 million. In addition to these payments, the Company purchased annuities totaling
$6.3 million for all previous employees who had retired as of January 1993, under one of the plans. The cost of the annuities and the reduction in the projected benefit obligation were substantially equivalent.

     The Company's policy is to fund the pension cost at an amount which is at least equal to the minimum funding requirements mandated by the Employee Retirement Income Security Act (ERISA) and which does not exceed the maximum tax deductible amount for the year.

     Pursuant to the provisions of SFAS 71, certain adjustments to the Company's pension provision are necessary to reflect the accounting for pension costs allowed in the most recent rate cases.

     The components of the pension provision are as follows:


                                                Year Ended December 31
                                          1993         1992          1991
                                                  (in thousands)

  Service cost                       $   4,275     $  4,439      $  4,517
  Interest cost on projected
    benefit obligation                  11,131        9,999         8,959
  Assumed return on plans' assets      (12,177)     (11,640)      (10,026)
  Amortization of unrecognized gain       (763)        (135)          (19)
  Amortization of prior service cost     1,195          938           775
  Amortization of unrecognized plans'
     assets as of January 1, 1987         (384)        (382)         (392)
  Pension cost                           3,277        3,219         3,814
  Adjustment to funding level           (2,867)         301          (228)
  Total pension costs paid to the
    Trustees                          $    410     $  3,520      $  3,586

  Actual return on plans' assets      $ 12,718     $  8,861      $ 37,085


     A reconciliation of the funded status of the plans to the amounts recognized in the Balance Sheets is presented below:

                                                            December 31
                                                      1993              1992
                                                          (in thousands)

     Fair market value of plans' assets           $ 174,133         $ 177,514
     Actuarial present value of benefits
       rendered to date -
         Accumulated benefits based on
          compensation to date, including
          vested benefits of $100,905,000
          and $91,303,000, respectively             110,676           100,288
         Additional benefits based on estimated
          future salary levels                       42,938            31,324
     Projected benefit obligation                   153,614           131,612
     Plans' assets in excess of projected
         benefit obligation                          20,519            45,902
     Remaining unrecognized net asset existing
         at January 1, 1987, being amortized over
         20 years                                    (4,109)           (5,256)
     Unrecognized prior service cost                 16,708            14,961
     Unrecognized net gain                          (28,830)          (52,709)
     Prepaid pension cost recognized in the
         Balance Sheets                          $    4,288          $  2,898

     Assumed rate of return, all plans                 8.00%             8.00%
     Weighted average discount rate of
         projected benefit obligation, all plans       7.50%             8.25%
     Range of assumed rates of increase in
         future compensation levels for
         the plans                                4.00-5.75%        4.00-5.75%


     The decrease in the discount rate used to compute the projected benefit obligation, from 8.25% at December 31, 1992 to 7.50% at December 31, 1993, accounted for a significant portion of the reduction in the unrecognized net gain between periods and, similarly, contributed to the increase in the projected benefit obligation at December 31, 1993.

     The Company provides certain benefits to retirees (primarily health care benefits). Through 1992, the Company expensed such costs as benefits were paid, which was consistent with ratemaking practices. Such costs totaled $2.2 million for 1992 and $1.9 million for 1991.

     Effective January 1, 1993, the Company adopted SFAS 106, which requires the accrual of the expected cost of postretirement benefits other than pensions during the employees' years of service. The IUB has adopted rules stating that postretirement benefits other than pensions will be included in rates pursuant to the provisions of SFAS 106. The rules permit the Company to amortize the transition obligation as of January 1, 1993 over 20 years and require that all amounts  collected are to be funded into an external
trust to pay benefits as they become  due.   Beginning in 1993, the gas
portion of these costs is being recovered in the Company's gas rates, and are funded in external trust funds; recovery of the electric portion will be addressed in future electric proceedings. The IUB has adopted a rule that permits a deferral of the incremental electric SFAS 106 costs until the earlier of: 1) an order in an electric rate case, or 2) December 31, 1995. Accordingly, pursuant to the provisions of SFAS 71, the Company had deferred $2.9 million of such costs at December 31, 1993, and it expects to file electric rate cases seeking recovery of the deferred costs before December 31, 1995.

     The components of postretirement benefit costs for the year ended December 31, 1993, are as follows:
                                                                 1993
                                                            (in thousands)

        Service cost                                           $ 1,685
        Interest cost on accumulated postretirement
          benefit obligation                                     3,247
        Amortization of transition obligation existing
          at January 1, 1993                                     2,024
        Postretirement benefit costs                             6,956
        Less:  Deferred postretirement benefit costs             2,858
        Net postretirement benefit costs                       $ 4,098

     A reconciliation of the funded status of the plans to the amounts recognized in the Balance Sheets is presented below:

                                                     December  31,  January 1,
                                                          1993          1993
                                                          (in thousands)

  Fair market value of plans' assets                  $  1,171      $    -
  Accumulated postretirement benefit obligation -
    Active employees not yet eligible                   18,325         18,232
    Active employees eligible                            4,130          3,698
    Retirees                                            20,140         18,558
  Total accumulated postretirement benefit obligation   42,595         40,488
  Accumulated postretirement benefit obligation
    in excess of plans' assets                         (41,424)       (40,488)
  Unrecognized transition obligation                    38,463         40,488
  Unrecognized net gain                                 (1,167)          -
  Accrued postretirement benefit cost in the
    Balance Sheets                                    $ (4,128)     $    -
  Assumed rate of return                                   8.0%          -
  Weighted average discount rate of
    accumulated postretirement benefit obligation          7.5%          8.25%
  Medical trend on paid charges:
    Initial trend rate                                    12.0%          13.0%
    Ultimate trend rate                                    6.5%           8.0%


     The assumed medical trend rates are critical assumptions in determining the service cost and accumulated postretirement benefit obligation related to postretirement benefit costs. A 1% change in the medical trend rates, holding all other assumptions constant, would have changed the 1993 service cost by $1.1 million (22%) and the accumulated postretirement benefit obligation at December 31, 1993 by $6.7 million (16%).

     The Company will adopt the provisions of SFAS 112 "Employers' Accounting for Postemployment Benefits" as of January 1, 1994 and its adoption will not have a material effect on the Company's financial position or results of operations. This statement requires that benefits offered to former or inactive employees after termination of employment, but before retirement, be accrued over the service lives of the employees if all of the following conditions are met: 1) the obligation relates to services already performed,
2) the employees' rights vest, 3) the payments are probable, and 4) the amounts are reasonably determinable. Otherwise, such obligations are to be recognized at the time they become probable and reasonably determinable.
The Company has generally accounted for these obligations as they were paid.

(9)  PREFERRED AND PREFERENCE STOCK:

     The Company has 466,406 shares of Cumulative Preferred Stock, $50 par value, authorized for issuance at December 31, 1993, of which the 6.10%, 4.80% and 4.30% Series had 100,000, 146,406 and 120,000 shares, respectively, outstanding at both December 31, 1993 and 1992. These shares are redeemable at the Company's option upon 30 days notice at $51.00, $50.25 and $51.00 per share, respectively, plus accrued dividends.

     The Company also has 700,000 shares of Cumulative Preference Stock ($100 par value) authorized for issuance, of which none were outstanding at December 31, 1993.

(10) DEBT:
     (a)      Long-Term Debt -

     In November 1993, the Company entered into arrangements with various cities in the State of Iowa (Cities), whereby the Cities issued an aggregate of $19.4 million of pollution control revenue refunding bonds (PCRRBs), all at 5.5%, due 2023. Each series of the PCRRBs is secured, in part, by payments on a corresponding principal amount of Collateral Trust Bonds, at 5.5%, due 2023. The proceeds received by the Company in the transaction were used to redeem $10.2 million of Pollution Control Obligations, 5.75%, due serially 1995-2003 and an aggregate of $9.2 million of First Mortgage Bonds, Series P & Q, 6.7%, due 2006.

     In October 1993, the Company sold $100 million aggregate principal amount of Collateral Trust Bonds, 6% Series, due 2008, and 7% Series, due 2023. A portion of the proceeds from the Collateral Trust Bonds was used to retire short-term debt, with the balance used for general corporate purposes, including support of its construction program.

     In May 1993, the Company redeemed First Mortgage Bonds Series K, 8-5/8%, principal amount of $20 million, and Series R, 8-1/4%, principal amount of $25 million and First Mortgage Bonds Series 8-3/4%, principal amount of
$15 million. The redemptions were completed with proceeds from short-term borrowings and, as discussed above, long-term debt was ultimately issued to replace the short-term borrowings.

     The Company's Indentures and Deeds of Trust securing its First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property. The Company's Indenture and Deed of Trust securing its Collateral Trust Bonds constitutes a second lien on substantially all tangible public utility property while First Mortgage Bonds remain outstanding.

     Total sinking fund requirements, which the Company intends to meet by pledging additional property under the terms of the Company's Indentures and Deeds of Trust, and debt maturities for 1994-1998 are as follows:

                                 Debt maturities
                                 (in thousands)

 Debt Issue         1994        1995        1996          1997       1998
 Sinking Fund
   Requirements   $  780    $    780     $   630       $   550      $ 550
 Pollution
   Control           224         140         140           140        140
 Series W             -       50,000          -             -          -
 Series X             -       50,000          -             -          -
 Series J             -           -        15,000           -          -
 6 1/8% Series        -           -            -         8,000         -
                  $1,004    $100,920     $ 15,770      $ 8,690      $ 690


     The Company intends to refinance the majority of the debt maturities with long-term debt.

     (b)      Short-Term Debt -

     At December 31, 1993, the Company had bank lines of credit aggregating $67.7 million and was using $19.0 million to support commercial paper and $7.7 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, the Company has an uncommitted credit facility with a financial institution whereby it can borrow up to $50 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At December 31, 1993, $5.0 million was borrowed at 3.4% under this facility. The Company also has a letter of credit in the amount of $3.4 million supporting two of its variable rate pollution control obligations.

(11) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The estimated fair values of financial instruments at December 31, 1993, and the basis upon which they were estimated are as follows:

     Current assets and current liabilities -
            The carrying amount approximates fair value because of the short maturity of such financial instruments.

     Nuclear decommissioning trust funds -
            The estimated fair value of these trust funds, as reported by the trustee based upon current market values, is $29.5 million.

     Cumulative preferred stock -
            The estimated fair value of this stock of $12.8 million is based upon quoted market prices.

     Long-term debt -
            The carrying amount of long-term debt was $480 million compared to estimated fair value of $507 million. The estimated fair value of long-term debt is based upon quoted market prices.

     Since the Company is subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of financial instruments may not be realized by the Company's parent.

(12) COMMITMENTS AND CONTINGENCIES:
     (a)      Construction Program -

     The Company's construction and acquisition program anticipates expenditures of approximately $150 million, for which substantial commitments have been made.

     (b)      Purchase Power Contracts -

     The Company has a purchase power contract with Terra Comfort Company (Terra Comfort), a wholly-owned subsidiary of Industries, for annual capacity purchases of 114 Mw that expires on December 31, 1994.

     In connection with the acquisition of the UE properties discussed in
Note 3, the Company is purchasing power from UE under a five-year firm capacity contract with a 1994 requirement of 120 Mw of delivered capacity declining to 60 Mw in 1997. The Company will also purchase an additional maximum interruptible capacity of up to 54 Mw of 25 Hz power. This 25 Hz power purchase will extend through 1998 and will continue thereafter unless either party gives a three-year notice of cancellation.

     The costs of capacity purchases for these contracts are reflected in "Purchased power" in the Statements of Income.

     Total capacity charges under all existing contracts will approximate $21.0 million, $14.7 million, $11.4 million, $8.7 million and $0.3 million for the years 1994-1998, respectively.

     (c)      Coal Contract Commitments -

     The Company has entered into coal supply contracts which expire between 1994 and 2001 for its fossil-fueled generating stations. At December 31, 1993, the contracts cover approximately $147 million of coal over the life of the contracts, which includes $34 million expected to be incurred in 1994. The Company expects to supplement these coal contracts with spot market purchases to fulfill its future fossil fuel needs.

     (d)      Information Technology Services -

     In 1992, the Company entered into an agreement with Electronic Data Systems Corporation (EDS) for information technology services. The term of the contract is twelve years and the contract is subject to declining termination fees. The Company's anticipated expenditures under the agreement for 1994 are estimated to be approximately $8.9 million. Future costs under the agreement are variable and are dependent upon the Company's level of usage of technological services from EDS, as well as inflation.

     (e)      Nuclear Insurance Programs -

     The Price-Anderson Amendments Act of 1988 (1988 Act) provides the Company with the benefit of $9.4 billion of public liability coverage consisting of $200 million of insurance and $9.2 billion of potential retroactive assessments from the owners of nuclear power plants. Under the 1988 Act, the Company could be assessed a maximum of $79 million per nuclear incident, with a maximum of $10 million per year (of which the Company's 70% ownership portion would be $55 million and $7 million, respectively) if losses relating to the incidents exceeded $200 million. These limits are subject to adjustments for inflation in future years.

     Pursuant to provisions in various nuclear insurance policies, the Company could be assessed retroactive premiums in connection with future accidents at a nuclear facility owned by a utility participating in the particular insurance plan. With respect to excess property damage and replacement power coverages, the Company could be assessed annually a maximum of $8.5 million and $1 million, respectively, if the insurer's losses relating to accidents exceeded its reserves. While assessments may also be made for losses in certain prior years, the Company is not aware of any losses in such years that it believes are likely to result in an assessment.

     (f)      Environmental Liabilities -

     At December 31, 1993, the Company's Balance Sheet reflects $13.1 million (including $4.0 million as current) of environmental liabilities, which, pursuant to generally accepted accounting principles, represents the minimum amount of the estimated range of such costs that the Company expects to incur. The minimum amount of the range is used because no amount within the range represents a better estimate. These estimates are subject to continuing review.

     The Company has been named as a Potentially Responsible Party (PRP) for certain former manufactured gas plant (FMGP) sites by either the Iowa Department of Natural Resources (IDNR) or the Environmental Protection
Agency (EPA). The Company is working with the IDNR and EPA to investigate its 27 sites and to determine the appropriate remediation activities that may be needed to mitigate health and environmental concerns. Such investigations are expected to be completed by 1999 and site-specific remediations are anticipated to be completed within 3 years after the completion of the investigations of each site. The Company may be required to monitor these sites for a number of years upon completion of remediation.

     The Company is investigating the possibility of insurance and third party cost sharing for FMGP clean-up costs. The amount of shared costs, if any, can not be reasonably determined and, accordingly, no potential sharing has been recorded. Regulatory assets of $12.9 million have been recorded in the Balance Sheets, which reflects the future recovery that is being provided through the Company's rates (See Note 2(a)). Considering the recorded reserves for environmental liabilities and the past rate treatment allowed by the IUB, management believes that the clean-up costs incurred by the Company for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

     (g)      Clean Air Act -

     The Clean Air Act Amendments of 1990 (Act) requires emission reductions of sulfur dioxide and nitrogen oxides to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act will be implemented in two phases with Phase I affecting two of the Company's units beginning in 1995 and Phase II affecting all units beginning in the year 2000.

     The Company expects to meet the requirements of the Act by switching to lower sulfur fuels and through capital expenditures primarily related to fuel burning equipment and boiler modifications. The Company estimates capital expenditures at approximately $28 million, including $4 million in 1994, in order to meet these requirements of the Act.

     (h)      National Energy Policy Act of 1992 -

     The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination
and Decommissioning  Fund."   The assessment is based upon prior nuclear fuel
purchases and, for the DAEC, averages $1.3 million annually through 2007, of which the Company's 70% share is $0.9 million. The Company is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. The Company's 70% share of the future assessment, $12.7 million payable through 2007, has been recorded as a liability in the Balance Sheets, including $0.7 million included in "Current liabilities - other," with a related regulatory asset for the unrecovered amount (See Note 2(a)).

     (i)      FERC Order No. 636 -

     The FERC issued Order No. 636 (Order 636) in 1992. Order 636 as modified on rehearing, (1) requires the Company's pipeline suppliers to unbundle their services so that gas supplies are obtained separately from transportation service, and transportation and storage services are operated and billed as separate and distinct services, (2) requires the pipeline suppliers to offer "no notice" transportation service under which firm transporters (such as the Company) can receive delivery of gas up to their contractual capacity level on any day without prior scheduling, (3) allows pipelines to abandon long-term (one year or more) transportation service to a customer whenever the customer fails to match the highest rate and longest term (up to 20 years) offered to the pipeline by other customers for the particular capacity, and (4) provides for a mechanism under which pipelines can recover prudently incurred transition costs associated with the restructuring process. The Company may benefit from enhanced access to competitively priced gas supply and more flexible transportation services as a result of Order 636. However, the Company will be required to pay certain transition costs passed on from its pipeline suppliers as they implement Order 636.

     The Company's three pipeline suppliers have filed new tariffs with the FERC implementing Order 636 and the pipelines have also made filings with the FERC to begin collecting their respective transition costs. The Company began paying the transition costs in November 1993, and has recorded a liability of $5.0 million for such transition costs that have been incurred by the pipelines to date, including $1.7 million expected to be billed in 1994. While the magnitude of the total transition costs to be charged to the Company cannot yet be determined, the Company believes any transition costs the FERC would allow the pipelines to collect would be recovered from its customers, based upon past regulatory treatment of similar costs by the IUB. Accordingly, regulatory assets, in amounts corresponding to the liabilities, have been recorded to reflect the anticipated recovery.

(13) JOINTLY-OWNED ELECTRIC UTILITY PLANT:

     Under joint ownership agreements with other Iowa utilities, the Company has undivided ownership interests in jointly-owned electric generating stations and related transmission facilities. Each of the respective owners is responsible for the financing of its portion of the construction costs. Kilowatt-hour generation and operating expenses are divided on the same basis as ownership with each owner reflecting its respective costs in its Statements of Income. Information relative to the Company's ownership interest in these facilities at December 31, 1993 is as follows:

                                                           Ottumwa      Neal
                                                DAEC       Unit 1      Unit 3
                                                         ($ in millions)
     Utility plant in service                  $ 484        $ 179       $  43

     Accumulated depreciation                  $ 221        $  69       $  22

     Construction work in progress             $   7        $   -       $   -

     Plant capacity - Mw                         530          708         515

     Percent ownership                            70%          48%         28%

     In-service date                            1974         1981        1975



(14) SEGMENTS OF BUSINESS:

     The principal business segments of the Company are the generation, transmission, distribution and sale of electric energy and the purchase, distribution and sale of natural gas. Certain financial information relating to the Company's significant segments of business is presented below:

                                              Year Ended December 31
                                        1993          1992           1991
                                                   (in thousands)

  Operating results:
     Revenues -
        Electric                    $  550,521    $  462,999    $  482,578
        Gas                            154,318       139,455       131,019

     Operating income (pre-tax) -
        Electric                       128,994        90,891       100,402
        Gas                             13,750         8,367          (360)*

  Other information:
     Depreciation and amortization -
        Electric                        63,832        59,707        57,612
        Gas                              5,186         4,024         3,480

     Construction and acquisition
       expenditures -
        Electric                        84,720       154,902        77,646
        Gas                             12,582        17,308        21,100

     Assets -
        Identifiable assets -
           Electric                  1,288,505     1,226,614     1,115,310
           Gas                         164,773       141,801       108,851
                                     1,453,278     1,368,415     1,224,161
           Other corporate assets       93,700        72,476        79,949

             Total assets           $1,546,978    $1,440,891    $1,304,110


         * Includes a $3.9 million pre-tax write-off of previously deferred FMGP clean-up costs pursuant to disallowance of recovery in an IUB order.


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

                                   PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

      Information  regarding the  identification of  directors is  included in
Exhibit 99 and is incorporated herein by reference. Exhibit 99 is primarily an excerpt from IES Industries Inc. definitive proxy statement prepared for the 1994 annual meeting of stockholders, which will be filed on or about April 4, 1994. The executive officers of the registrant are as follows:

Executive Officers of the Registrant  (Effective February 1, 1994)

      Lee Liu, 60, Chairman of the Board, President & Chief Executive Officer. First elected officer in 1975.

      Larry D. Root, 57, President and Group Executive, Energy Delivery and Nuclear Group and Director. First elected officer in 1979.

      Rene H. Males, 61, President and Group Executive, Generation and Engineering Group and Director. First elected officer in 1991. (i)

      Blake O. Fisher, Jr., 49, Executive Vice President & Chief Financial Officer and Director. First elected officer in 1991. (ii)

      Dr. Robert J. Latham, 51, Senior Vice President, Finance and Corporate Affairs, & Treasurer. First elected officer in 1985.

      Stephen  W.  Southwick, 47,  Vice President  &  General Counsel.   First
      elected officer in 1982.

      John F. Franz, Jr., 54, Vice President, Nuclear. First elected officer in 1992. (iii)

      Phillip D. Ward, 53, Vice President, Engineering. First elected officer in 1990.

      Harold W. Rehrauer, 56, Vice President, Field Operations. First elected officer in 1987.

      Thomas  R. Seldon, 55, Vice  President, Human Resources.   First elected
      officer in 1987.

      Robert J. Kucharski, 61, Vice President, Administration & Secretary. First elected officer in 1976.

      Richard A. Gabbianelli, 37, Controller & Chief Accounting Officer. First elected officer in 1994.


      Officers are elected annually by the Board of Directors and each of the officers named above, except Rene H. Males, Blake O. Fisher, Jr. and John F. Franz, Jr., have been employed by the Company (or IS) as an officer or in other responsible positions at such companies for at least five years. There are no family relationships among these officers. There are no arrangements or understandings with respect to election of any person as an officer.

      (i) Prior to the appointment of Rene H. Males as an officer of IS in 1990, he was President of Joy Environment Equipment Company of Monrovia, California. He was Senior Vice President for Wisconsin Electric Power Company from 1987 to 1989.

      (ii) Prior to the appointment of Blake O. Fisher, Jr. as Executive Vice President & Chief Financial Officer of the Company in January 1991, he was employed by Consumers Power Company as Vice President Finance and Treasurer.

      (iii) Prior to the appointment of John F. Franz, Jr. as Vice President, Nuclear in 1992, he was employed by Philadelphia Electric Company as Plant Manager, Peach Bottom Atomic Power Station.


Item 11.  Executive Compensation

      Information regarding executive compensation is included in Exhibit 99 and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management is included in Exhibit 99 and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is included in Exhibit 99 and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                      Page No.

(a)   1.    Financial Statements -

            Included in Part II of this report -

            Management's Responsibility for Financial
            Statements.                                                45 - 46

            Report of Independent Public Accountants.                    47

            Statements of Income for the years ended
            December 31, 1993, 1992 and 1991.                            48

            Statements of Retained Earnings for the years
            ended December 31, 1993, 1992 and 1991.                      49

            Balance Sheets at December 31, 1993 and 1992.              50 - 51

            Statements of Capitalization at
            December 31, 1993 and 1992.                                  52

            Statements of Cash Flows for the years ended
            December 31, 1993, 1992 and 1991.                            53

            Notes to Financial Statements.                             54 - 81


(a)   2.    Financial Statement Schedules -

            Included in Part IV of this report -

            Schedule II  -    Amounts Receivable from Related
                              Parties and Underwriters, Promoters
                              and Employees Other Than
                              Related Parties for the years ended
                              December 31, 1993, 1992 and 1991.          87

            Schedule V   -    Utility Plant for the years ended
                              December 31, 1993, 1992 and 1991.        88 - 90

            Schedule VI  -    Accumulated Depreciation for the years
                              ended December 31, 1993, 1992 and 1991.    91

            Schedule VII -    Guarantees of Securities of Other
                              Issuers as of December 31, 1993.           92

            Schedule VIII -   Valuation and Qualifying Accounts
                              and Reserves for the years ended
                              December 31, 1993, 1992 and 1991.          93

            Schedule IX  -    Short-term Borrowings for the years
                              ended December 31, 1993, 1992 and 1991.    94


            Other schedules are omitted as not required under Rules of Regulation S-X.


(a)   3.    Exhibits -
            See Exhibit Index beginning on page 97.


(b)         Reports on Form 8-K and Form 8-K/A -


    Items          Financial
   Reported        Statements        Date of Report        File No.


     5,7              None          December 9, 1993       0-4117-1     (1)
     5,7              None          December 9, 1993         0-849      (2)
    2,5,7             None          January 7, 1994        0-4117-1     (3)
     2,7              None          January 7, 1994          0-849      (3)
      7               (4)            March 2, 1994         0-4117-1     (4)

Notes:
      (1)   Form 8-K filed by Iowa Electric Light and Power Company.
      (2)   Form 8-K filed by Iowa Southern Utilities Company.
      (3)   Form 8-K  filed by IES Utilities Inc.  subsequent to the merger of Iowa Electric Light and Power Company and Iowa Southern Utilities Company effective December 31, 1993.
      (4)   Form 8-K/A filed by IES Utilities Inc. amending Form  8-K filed on
            January  7,  1994,  File  No.  0-4117-1,  providing  the   audited
            financial   statements  of   the  Company   for  the   year  ended
            December 31, 1993.

                                          IES UTILITIES INC.
                        SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES
                                   AND UNDERWRITERS, PROMOTERS AND
                                 EMPLOYEES OTHER THAN RELATED PARTIES
                                        BALANCE AT DECEMBER 31

                                            (in thousands)

Affiliated Company                          1991       1992       1993

Cedar Rapids and Iowa City
  Railway Company                         $   54     $   46    $   19

IES Industries Inc.                          842        613       985

IES Diversified Inc.                         -          -          48

Industrial Energy
  Applications, Inc.                          41        130        21

Total                                     $  937     $  789    $1,073


NOTE: All receivables are collected from the affiliated companies within one month, thus all amounts are current and are recorded in the Balance Sheets as Current Assets - Accounts
        Receivable - Other.


                                                IES UTILITIES INC.
                                          SCHEDULE V -- UTILITY PLANT
                                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                                 (in thousands)

             Column A                 Column B      Column C          Column D      Column E          Column F

                                      Balance      Additions        Retirements  Reclassification     Balance
          Classification            Jan. 1, 1993    at Cost           At Cost    and Transfers     Dec. 31, 1993
- ---------------------------------  ------------- -------------     ------------- -------------     -------------
ELECTRIC:
  Electric plant in service -
    Intangibles                           $6,536          $693               $14          $186            $7,401
    Production                           875,881        33,214             3,684        (2,190)          903,221
    Transmission                         226,521        15,139               257          (453)          240,950
    Distribution                         467,540        26,036             3,584        (3,956)          486,036
    General                               30,060         3,374             1,407         3,589            35,616
  Leased Nuclear Fuel                     48,505        14,606                 0       (11,429)           51,682
  Construction Work in Progress           28,135         7,987                 0             0            36,122
  Plant Held For Future                    1,858             0                 0          (656)            1,202
  Acquisition Adjustment                  33,140             0                 0          (292)           32,848
                                   ------------- -------------     ------------- -------------     -------------
                                       1,718,176       101,049             8,946       (15,201)        1,795,078
                                   ------------- -------------     ------------- -------------     -------------
GAS:
  Gas plant in service -
    Intangibles                              472           196                 4             0               664
    Production                               602             4                 0             0               606
    Transmission                          15,282           538                14           848            16,654
    Distribution                         115,345        10,458               855          (784)          124,164
    General                                5,345           673               265           (64)            5,689
  Construction Work in Progress              471         2,789                 0             0             3,260
  Acquisition Adjustment                     181             0                 0             0               181
                                   ------------- -------------     ------------- -------------     -------------
                                         137,698        14,658             1,138             0           151,218
                                   ------------- -------------     ------------- -------------     -------------
STEAM:
  Steam plant in service                  13,766           429                43             0            14,152
  Construction Work in Progress                0           546                 0             0               546
                                   ------------- -------------     ------------- -------------     -------------
                                          13,766           975                43             0            14,698
                                   ------------- -------------     ------------- -------------     -------------
COMMON:
  Common plant in service                 60,204         9,009             7,519             0            61,694
  Construction Work in Progress            1,718           291                 0             0             2,009
                                   ------------- -------------     ------------- -------------     -------------
                                          61,922         9,300             7,519             0            63,703
                                   ------------- -------------     ------------- -------------     -------------
TOTAL UTILITY PLANT                   $1,931,562      $125,982  (1)      $17,646      ($15,201) (2)   $2,024,697
                                   ============= =============     ============= =============     =============
BALANCE SHEET CAPTION:
  Utility plant in service -
    Electric                          $1,641,536                                                      $1,707,278
    Gas                                  137,227                                                         147,956
    Other                                 73,970                                                          75,845
                                   -------------                                                   -------------
                                       1,852,733                                                       1,931,079
  Leased Nuclear Fuel                     48,505                                                          51,681
  Construction work in progress           30,324                                                          41,937
                                   -------------                                                   -------------
TOTAL UTILITY PLANT                   $1,931,562                                                      $2,024,697
                                   =============                                                   =============


(1) Construction and acquisition expenditures         $113,212
    Additions to leased nuclear fuel                    14,606
    Other                                               (1,836)
                                                 -------------
                                                      $125,982
                                                 =============

(2) Amortization of leased nuclear fuel               ($11,429)
    Other                                               (3,772)
                                                 -------------
                                                      ($15,201)
                                                 =============



                                             IES UTILITIES INC.
                                          SCHEDULE V -- UTILITY PLANT
                                      FOR THE YEAR ENDED DECEMBER 31, 1992
                                                 (in thousands)

             Column A                 Column B      Column C          Column D      Column E          Column F

                                      Balance      Additions        Retirements  Reclassification     Balance
          Classification            Jan. 1, 1992    at Cost           At Cost    and Transfers     Dec. 31, 1992
- ---------------------------------  ------------- -------------     ------------- -------------     -------------
ELECTRIC:
  Electric plant in service -
    Intangibles                           $5,400          $333               $18          $821            $6,536
    Production                           850,720        30,155             3,398        (1,596)          875,881
    Transmission                         207,154        21,020             3,690         2,037           226,521
    Distribution                         396,441        76,605             3,139        (2,367)          467,540
    General                               27,598         3,137               747            72            30,060
  Leased Nuclear Fuel                     58,256         1,974                 0       (11,725)           48,505
  Construction Work in Progress           23,005         5,130                 0             0            28,135
  Plant Held For Future                    1,038           820                 0             0             1,858
  Acquisition Adjustment                   2,570        30,570                 0             0            33,140
                                   ------------- -------------     ------------- -------------     -------------
                                       1,572,182       169,744            10,992       (12,758)        1,718,176
                                   ------------- -------------     ------------- -------------     -------------
GAS:
  Gas plant in service -
    Intangibles                              411             7                 6            60               472
    Production                               602             0                 0             0               602
    Transmission                          12,437         2,915                 2           (68)           15,282
    Distribution                         101,953        14,268               884             8           115,345
    General                                5,014           600               292            23             5,345
  Construction Work in Progress            1,988        (1,517)                0             0               471
  Acquisition Adjustment                     181             0                 0             0               181
                                   ------------- -------------     ------------- -------------     -------------
                                         122,586        16,273             1,184            23           137,698
                                   ------------- -------------     ------------- -------------     -------------
STEAM:
  Steam plant in service                  13,615           169                18             0            13,766
  Construction Work in Progress               18           (18)                0             0                 0
                                   ------------- -------------     ------------- -------------     -------------
                                          13,633           151                18             0            13,766
                                   ------------- -------------     ------------- -------------     -------------
COMMON:
  Common plant in service                 54,974         6,694             1,530            66            60,204
  Construction Work in Progress            1,359           359                 0             0             1,718
                                   ------------- -------------     ------------- -------------     -------------
                                          56,333         7,053             1,530            66            61,922
                                   ------------- -------------     ------------- -------------     -------------
TOTAL UTILITY PLANT                   $1,764,734      $193,221  (1)      $13,724      ($12,669) (2)   $1,931,562
                                   ============= =============     ============= =============     =============
BALANCE SHEET CAPTION:
  Utility plant in service -
    Electric                          $1,490,921                                                      $1,641,536
    Gas                                  120,598                                                         137,227
    Other                                 68,589                                                          73,970
                                   -------------                                                   -------------
                                       1,680,108                                                       1,852,733
  Leased Nuclear Fuel                     58,256                                                          48,505
  Construction work in progress           26,370                                                          30,324
                                   -------------                                                   -------------
TOTAL UTILITY PLANT                   $1,764,734                                                      $1,931,562
                                   =============                                                   =============


(1) Construction and acquisition expenditures         $171,013
    Additions to leased nuclear fuel                     1,974
    Union Electric (3)                                  18,967
    Other                                                1,267
                                                 -------------
                                                      $193,221
                                                 =============

(2) Amortization of leased nuclear fuel               ($11,725)
    Other                                                 (944)
                                                 -------------
                                                      ($12,669)
                                                 =============

(3) Utility construction and acquisition expenditures include $61 million for the acquisition of Iowa Service territory from Union Electric Company. The above amount represents the difference between the gross basis of plant and cash paid.


                                                IES UTILITIES INC.
                                            SCHEDULE V-UTILITY PLANT
                                      FOR THE YEAR ENDED DECEMBER 31, 1991
                                                 (in thousands)

             Column A                 Column B      Column C          Column D      Column E          Column F

                                      Balance      Additions        Retirements  Reclassification     Balance
          Classification            Jan. 1, 1991    at Cost           At Cost    and Transfers     Dec. 31, 1991
- ---------------------------------  ------------- -------------     ------------- -------------     -------------
ELECTRIC:
  Electric plant in service -
    Intangibles                           $5,400            $2                $4            $2            $5,400
    Production                           828,191        24,681             2,143            (9)          850,720
    Transmission                         194,389        14,498               529        (1,204)          207,154
    Distribution                         362,697        35,990             3,440         1,194           396,441
    General                               24,961         3,419               832            50            27,598
  Leased Nuclear Fuel                     61,853        11,874                 0       (15,471)           58,256
  Construction Work in Progress           24,222        (1,217)                0             0            23,005
  Plant Held For Future                      836           202                 0             0             1,038
  Acquisition Adjustment                   2,570             0                 0             0             2,570
                                   ------------- -------------     ------------- -------------     -------------
                                       1,505,119        89,449             6,948       (15,438)        1,572,182
                                   ------------- -------------     ------------- -------------     -------------
GAS:
  Gas plant in service -
    Intangibles                              388            26                 5             2               411
    Production                               602             0                 0             0               602
    Transmission                           5,835         6,591                 0            11            12,437
    Distribution                          91,278        11,443               773             5           101,953
    General                                4,599           603               218            30             5,014
  Construction Work in Progress               85         1,903                 0             0             1,988
  Acquisition Adjustment                     181             0                 0             0               181
                                   ------------- -------------     ------------- -------------     -------------
                                         102,968        20,566               996            48           122,586
                                   ------------- -------------     ------------- -------------     -------------
STEAM:
  Steam plant in service                  13,334           285                 4             0            13,615
  Construction Work in Progress                0            18                 0             0                18
                                   ------------- -------------     ------------- -------------     -------------
                                          13,334           303                 4             0            13,633
                                   ------------- -------------     ------------- -------------     -------------
COMMON:
  Common plant in service                 52,624         5,792             3,358           (84)           54,974
  Construction Work in Progress              586           773                 0             0             1,359
                                   ------------- -------------     ------------- -------------     -------------
                                          53,210         6,565             3,358           (84)           56,333
                                   ------------- -------------     ------------- -------------     -------------
TOTAL UTILITY PLANT                   $1,674,631      $116,883  (1)      $11,306      ($15,474) (2)   $1,764,734
                                   ============= =============     ============= =============     =============
BALANCE SHEET CAPTION:
  Utility plant in service -
    Electric                          $1,419,044                                                      $1,490,921
    Gas                                  102,883                                                         120,598
    Other                                 65,958                                                          68,589
                                   -------------                                                   -------------
                                       1,587,885                                                       1,680,108
  Leased Nuclear Fuel                     61,853                                                          58,256
  Construction work in progress           24,893                                                          26,370
                                   -------------                                                   -------------
TOTAL UTILITY PLANT                   $1,674,631                                                      $1,764,734
                                   =============                                                   =============


(1) Construction and acquisition expenditures         $105,009
    Additions to leased nuclear fuel                    11,874
                                                 -------------
                                                      $116,883
                                                 =============

(2) Amortization of leased nuclear fuel               ($15,471)
    Other                                                   (3)
                                                 -------------
                                                      ($15,474)
                                                 =============


                              IES UTILITIES INC.
                     SCHEDULE VI-ACCUMULATED DEPRECIATION
                    FOR THE YEARS ENDED 1993, 1992 AND 1991
                               (in thousands)
                                  Additions                   Removal
                                 Charged to                   Cost and
                    Balance       Costs and    Property    Salvage (net)      Balance
Classification      January 1      Expenses      Retired      and Other      December 31
- --------------  --------------- ------------ ------------ --------------- --------------
      1993

Department
  Electric              681,282       60,552        8,726            (262)       732,846
  Gas                    43,048        4,896        1,138             (14)        46,792
  Steam                   3,965          360           43             (56)         4,226
  Common                 31,459        3,674        7,517           1,832         29,448
                --------------- ------------ ------------ --------------- --------------
Total                   759,754       69,482       17,424           1,500        813,312
                =============== ============ ============ =============== ==============

      1992

Department
  Electric              618,491       56,759       10,991          17,023        681,282
  Gas                    40,499        3,573        1,185             161         43,048
  Steam                   3,639          355           18             (11)         3,965
  Common                 28,386        3,206        1,528           1,395         31,459
                --------------- ------------ ------------ --------------- --------------
Total                   691,015       63,893       13,722          18,568        759,754
                =============== ============ ============ =============== ==============

      1991

Department
  Electric              571,090       54,573        6,925            (247)       618,491
  Gas                    38,292        3,068          997             136         40,499
  Steam                   3,297          350            4              (4)         3,639
  Common                 26,532        3,880        3,358           1,332         28,386
                --------------- ------------ ------------ --------------- --------------
Total                   639,211       61,871       11,284           1,217        691,015
                =============== ============ ============ =============== ==============



                                                 1993           1992           1991
                                             ------------ --------------- ---------------
Reconciliation of additions per this
  schedule and the statement
  of income:

Additions per above schedule                       69,482          63,893         61,871
Amortization of unrecovered plant costs             1,125           1,125          1,125
Earnings on Nuclear decommissioning trust
  funds                                            (1,200)           (911)          (773)
Other                                                   0               0           (757)
                                             ---------------------------- --------------
Depreciation and amortization per the
  statements of income                             69,407          64,107         61,466
                                             ============ =============== ==============

Reconciliation of retirements per this
  schedule to Schedule V:

Retirements per above                              17,424          13,722         11,284
Other                                                 222               2             22
                                             ------------ --------------- --------------
Retirements per Schedule V                         17,646          13,724         11,306
                                             ============ =============== ==============


Note: Included in Removal Cost and Salvage (net) and other for 1992 is
      $18,967,000, of accumulated depreciation recorded for the Union
      Electric purchase.


                                  IES UTILITIES INC.

               SCHEDULE VII--GUARANTEES OF SECURITIES OF OTHER ISSUERS

                                AS OF DECEMBER 31, 1993
                                                                                     Nature of any
                                                                                 Default by Issuer of
                                                                                 Securities Guaranteed
                                                                                in Principal, Interest,
                                                 Total Amount                       Sinding Fund or
Name of Issuer of          Title of               Guaranteed                    Redemption Provisions,
Securities Guaranteed Issue of Each Class of          and       Nature of            or Payment of
by Registrant         Securities Guaranteed       Outstanding   Guarantee              Dividends


Kwik-Way Industries,  Second Mortgage Note and   $  618,295     Principal and   Kwik-Way filed to
  Inc.                Second Mortgage, 12%                      interest        reorganize under
                       dated May 29, 1987                                       protection of the
                                                                                Federal Bankruptcy
                                                                                Law on 9-20-91


                                     IES UTILITIES INC.

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                    FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


        Column A                                  Column B        Column E
                                                  Balance         Balance
      Description                                January 1       December 31
                                                       (in thousands)
1993:
Accumulated provision for
  uncollectible accounts                         $    567         $    268

Accumulated provision for
  rate refunds                                   $  9,020         $  8,670

1992:
Accumulated provision for
  uncollectible accounts                         $    804         $    567

Accumulated provision for
  rate refunds                                   $  1,492         $  9,020

1991:
Accumulated provision for
  uncollectible accounts                         $    727         $    804

Accumulated provision for
  rate refunds                                   $  2,022         $  1,492

                              IES UTILITIES INC.
                      SCHEDULE IX--SHORT-TERM BORROWINGS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


Column A     Column B     Column C    Column D      Column E       Column F

                                                     Average       Weighted
Category of               Weighted     Maximum       Daily          Daily
Aggregate                 Average      Amount        Amount        Average
Short-term   Balance      Interest   Outstanding   Outstanding   Interst Rate
Borrowings   December 31    Rate       During        During         During
                                      the Period    the Period    the Period

1993:
Commercial
 paper       $19,000,000    3.50%    $92,000,000   $39,182,000       3.33%

Uncommitted
 Credit
 Facility    $ 5,000,000    3.40%    $ 5,000,000   $ 1,027,000       3.30%

1992:
Commercial
 paper       $92,000,000    3.71%    $92,000,000   $ 9,160,000       4.14%

1991:
Commercial
 paper       $40,900,000    5.02%    $51,000,000   $30,298,000       6.43%

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 1994.


                                          IES UTILITIES INC.



                              By /s/      Blake O. Fisher, Jr.
                                          Blake O. Fisher, Jr.
                                          Executive Vice President &
                                          Chief Financial Officer and Director


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 29, 1994:




/s/   Lee Liu                       Chairman of the Board, President &
      Lee Liu                       Chief Executive Officer
                                    (Principal Executive Officer)


/s/   Blake O. Fisher, Jr.          Executive Vice President & Chief
      Blake O. Fisher, Jr.          Financial Officer and Director
                                    (Principal Financial Officer)


/s/   Richard A. Gabbianelli        Controller & Chief Accounting Officer
      Richard A. Gabbianelli        (Principal Accounting Officer)



/s/   C.R.S. Anderson               Director
      C.R.S. Anderson


/s/   J. Wayne Bevis                Director
      J. Wayne Bevis


/s/   Robert F. Brewer              Director
      Robert F. Brewer



/s/   Dr. George Daly               Director
      Dr. George Daly


/s/   G. Sharp Lannom, IV           Director
      G. Sharp Lannom, IV


/s/       Salomon Levy              Director
      Dr. Salomon Levy


/s/   Rene H. Males                 Director
      Rene H. Males


/s/   Robert D. Ray                 Director
      Robert D. Ray


/s/   David Q. Reed                 Director
      David Q. Reed


/s/   Larry D. Root                 Director
      Larry D. Root


/s/   Henry Royer                   Director
      Henry Royer


/s/   Robert W. Schlutz             Director
      Robert W. Schlutz


/s/   Anthony R. Weiler             Director
      Anthony R. Weiler

                                 EXHIBIT INDEX


The Exhibits designated by an asterisk are filed herewith and all other Exhibits as stated to be filed are incorporated herein by reference.

Exhibit

       2(a) Agreement and Plan of Merger between IE and IS dated as of June 4,
            1993 (Agreement and Plan of Merger) (Filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated June 4, 1993 (File No. 0-4117-1).

       2(b) Amendment 1  dated June 16,  1993, to  the Agreement  and Plan  of
            Merger (Filed as Exhibit 2(b) to the IE Registration Statement on Form S-3, dated September 14, 1993 (File No. 33-68796)).

       2(c) Amendment 2 dated September 8, 1993,  to the Agreement and Plan of
            Merger (Filed as Exhibit 2(c) to the IE Registration Statement on Form S-3, dated September 14, 1993 (File No. 33-68796)).

       2(d) Amendment 3 dated September 27, 1993, to the Agreement and Plan of
            Merger (Filed as Exhibit 2(d) to the IE Current Report on Form 8-K, dated December 9, 1993 (File No. 0-4117-1)).

       3(a) Articles of Incorporation of the Registrant, Amended and Restated as of January 6, 1994. (Filed as Exhibit 4(b) to the Company's Current Report on Form 8-K, dated January 7, 1994 (File No. 0-4117-1)).

     * 3(b) Bylaws of Registrant, Amended as of February 1, 1994.

       4(a) Indenture  of   Mortgage  and   Deed   of  Trust,   dated  as   of
            September 1, 1993, between the Company (formerly IE) and the First National Bank of Chicago, as Trustee (Mortgage) (Filed as
            Exhibit 4(c) to IE's Form 10-Q for the quarter ended September 30, 1993).

       4(b)       Supplemental Indentures to the Mortgage:

                                                IE File
        Number          Dated as of            Reference          Exhibit

        First        October 1, 1993       Form 10-Q, 11/12/93      4(d)
        Second       November 1, 1993      Form 10-Q, 11/12/93      4(e)


       4(c) Indenture of  Mortgage and Deed  of Trust,  dated as of  August 1,
            1940, between the Company (formerly IE) and the First National Bank of Chicago, Trustee (1940 Indenture) (Filed as Exhibit 2(a) to IE's Registration Statement File No. 2-25347).

       4(d) Supplemental Indentures to the 1940 Indenture:


         Number             Dated as of         IE File Reference    Exhibit

         First              March 1, 1941          2-25347             2(a)
         Second             July 15, 1942          2-25347             2(a)
         Third              August 2, 1943         2-25347             2(a)
         Fourth             August 10, 1944        2-25347             2(a)
         Fifth              November 10, 1944      2-25347             2(a)
         Sixth              August 8, 1945         2-25347             2(a)
         Seventh            July 1, 1946           2-25347             2(a)
         Eighth             July 1, 1947           2-25347             2(a)
         Ninth              December 15, 1948      2-25347             2(a)
         Tenth              November 1, 1949       2-25347             2(a)
         Eleventh           November 10, 1950      2-25347             2(a)
         Twelfth            October 1, 1951        2-25347             2(a)
         Thirteenth         March 1, 1952          2-25347             2(a)
         Fourteenth         November 5, 1952       2-25347             2(a)
         Fifteenth          February 1, 1953       2-25347             2(a)
         Sixteenth          May 1, 1953            2-25347             2(a)
         Seventeenth        November 3, 1953       2-25347             2(a)
         Eighteenth         November 8, 1954       2-25347             2(a)
         Nineteenth         January 1, 1955        2-25347             2(a)
         Twentieth          November 1, 1955       2-25347             2(a)
         Twenty-first       November 9, 1956       2-25347             2(a)
         Twenty-second      November 6, 1957       2-25347             2(a)
         Twenty-third       November 4, 1958       2-25347             2(a)
         Twenty-fourth      November 3, 1959       2-25347             2(a)
         Twenty-fifth       November 1, 1960       2-25347             2(a)
         Twenty-sixth       January 1, 1961        2-25347             2(a)
         Twenty-seventh     November 7, 1961       2-25347             2(a)
         Twenty-eighth      November 6, 1962       2-25347             2(a)
         Twenty-ninth       November 5, 1963       2-25347             2(a)
         Thirtieth          November 4, 1964       2-25347             2(a)
         Thirty-first       November 2, 1965       2-25347             2(a)
         Thirty-second      September 1, 1966      Form 10-K, 1966     4.10
         Thirty-third       November 30, 1966      Form 10-K, 1966     4.10
         Thirty-fourth      November 7, 1967       Form 10-K, 1967     4.10
         Thirty-fifth       November 5, 1968       Form 10-K, 1968     4.10
         Thirty-sixth       November 1, 1969       Form 10-K, 1969     4.10
         Thirty-seventh     December 1, 1970       Form 8-K, 12/70     1
         Thirty-eighth      November 2, 1971       2-43131             2(g)
         Thirty-ninth       May 1, 1972            Form 8-K, 5/72      1
         Fortieth           November 7, 1972       2-56078             2(i)
         Forty-first        November 7, 1973       2-56078             2(j)
         Forty-second       September 10, 1974     2-56078             2(k)
         Forty-third        November 5, 1975       2-56078             2(l)
         Forty-fourth       July 1, 1976           Form 8-K, 7/76      1
         Forty-fifth        November 1, 1976       Form 8-K, 12/76     1
         Forty-sixth        December 1, 1977       2-60040             2(o)
         Forty-seventh      November 1, 1978       Form 10-Q, 6/30/79  1
         Forty-eighth       December 1, 1979       Form S-16, 2-65996  2(q)
         Forty-ninth        November 1, 1981       Form 10-Q,3/31/82   2
         Fiftieth           December 1, 1980       Form 10-K, 1981     4(s)
         Fifty-first        December 1, 1982       Form 10-K, 1982     4(t)
         Fifty-second       December 1, 1983       Form 10-K, 1983     4(u)
         Fifty-third        December 1, 1984       Form 10-K, 1984     4(v)
         Fifty-fourth       March 1, 1985          Form 10-K, 1984     4(w)
         Fifty-fifth        March 1, 1988          Form 10-Q, 5/12/88  4(b)
         Fifty-sixth        October 1, 1988        Form 10-Q, 11/10/88 4(c)
         Fifty-seventh      May 1, 1991            Form 10-Q, 8/31/91  4(d)
         Fifty-eighth       March 1, 1992          Form 10-K, 1991     4(c)
         Fifty-ninth        October 1, 1993        Form 10-Q, 11/12/93 4(a)
         Sixtieth           November 1, 1993       Form 10-Q, 11/12/93 4(b)


       4(e) Indenture or Deed of Trust dated as of February 1, 1923, between the Company (successor to IS as result of merger of IS and IE) and The Northern Trust Company (The First National Bank of Chicago, successor) and Harold H. Rockwell (Richard D. Manella, successor), as Trustees (1923 Indenture) (Filed as Exhibit B-1 to File No. 2-
            1719).


       4(f) Supplemental Indentures to the 1923 Indenture:

                                 IS File
         Dated as of            Reference           Exhibit

         May 1, 1940             2-4921              B-1-k
         May 2, 1940             2-4921              B-1-l
         October 1, 1945         2-8053              7(m)
         October 2, 1945         2-8053              7(n)
         January 1, 1948         2-8053              7(o)
         September 1, 1950       33-3995             4(e)
         February 1, 1953        2-10543             4(b)
         October 2, 1953         2-10543             4(q)
         August 1, 1957          2-13496             2(b)
         September 1, 1962       2-20667             2(b)
         June 1, 1967            2-26478             2(b)
         February 1, 1973        2-46530             2(b)
         February 1, 1975        2-53860             2(aa)
         July 1, 1975            2-54285             2(bb)
         September 2, 1975       2-57510             2(bb)
         March 10, 1976          2-57510             2(cc)
         February 1, 1977        2-60276             2(ee)
         January 1, 1978         0-849               2
         March 1, 1979           0-849               2
         March 1, 1980           0-849               2
         May 31, 1986            33-3995             4(g)
         July 1, 1991            0-849               4(h)
         September 1, 1992       0-849               4(m)

      10(a) Agreement dated  December  15,  1971 between  Central  Iowa  Power
            Cooperative and IE. (Filed as Exhibit 5(a) to IE's Registration Statement File No. 2-43131).

      10(b) Duane Arnold Energy Center Ownership Participation Agreement dated
            June 1, 1970 between Central Iowa Power Cooperative, Corn Belt Power Cooperative and IE. (Filed as Exhibit 5(kk) to IE's Registration Statement, File No. 2-38674).

      10(c) Duane Arnold Energy Center Operating Agreement  dated June 1, 1970 between Central Iowa Power Cooperative, Corn Belt Power Cooperative and IE. (Filed as Exhibit 5(ll) to IE's Registration Statement, File No. 2-38674).

      10(d) Duane   Arnold   Energy   Center   Agreement   for   Transmission,
            Transformation, Switching, and Related Facilities dated June 1, 1970 between Central Iowa Power Cooperative, Corn Belt Power Cooperative and IE. (Filed as Exhibit 5(mm) to IE's Registration Statement, File No. 2-38674).

      10(e) Basic  Generating  Agreement dated  April  16,  1975 between  Iowa
            Public  Service  Company,  Iowa  Power and  Light  Company,  Iowa-
            Illinois Gas and Electric Company and IS for the joint ownership of Ottumwa Generating Station-Unit 1 (OGS-1). (Filed as Exhibit 1 to IE's Form 10-K for the year 1977).

      10(f) Addendum Agreement to the Basic Generating Agreement for OGS-1 dated December 7, 1977 between Iowa Public Service Company, Iowa-Illinois Gas and Electric Company, Iowa Power and Light Company, IS and IE for the purchase of 15% ownership in OGS-1. (Filed as Exhibit 3 to IE's Form 10-K for the year 1977).

      10(g) Fuel Lease dated August 21, 1973, as amended by Amendment No. 1 dated August 29, 1973, and by Amendment dated September 17, 1987, between Arnold Fuel, Inc. and IE for the procurement and financing of nuclear fuel. (Filed as Exhibit 10(l) to IE's Form 10-K for the year 1984).

      10(h) Amendment dated as of September 17, 1987 to the Fuel Lease dated as of August 21, 1973 between Arnold Fuel, Inc. and IE. (Filed as
            Exhibit 10(i) to IE's Form 10-K for the year 1987).

      10(i) Second Amended and Restated Credit Agreement dated as of September
            17, 1987 between Arnold Fuel, Inc. and the First National Bank of Chicago and the Amended and Restated Consent and Agreement dated as of September 17, 1987 by IE. (Filed as Exhibit 10(j) to IE's Form 10-K for the year 1987).

MANAGEMENT CONTRACTS AND/OR COMPENSATORY PLANS (EXHIBITS 10(j) THROUGH 10(u))

      10(j) Service Contract between S. Levy, Incorporated and IE.  (Filed as
            Exhibit 10(m) to IE's Form 10-K for the year 1985).

      10(k) Supplemental Retirement Plan.  (Filed as Exhibit 10(l) to
            Industries' Form 10-K for the year 1987).

      10(l) Management Incentive Compensation Plan. (Filed as Exhibit 10(m) to Industries' Form 10-K for the year 1987).

      10(m) Key Employee Deferred Compensation Plan. (Filed as Exhibit 10(n) to Industries' Form 10-K for the year 1987).

      10(n) Long-Term Incentive Plan.  (Filed as Exhibit 10(o) to Industries'
            Form 10-K for the year 1987).

      10(o) Executive Guaranty Plan.  (Filed as Exhibit 10(p) to Industries'
            Form 10-K for the year 1987).

      10(p) Executive Change of Control Severance Agreement.  (Filed as
            Exhibit 10(s) to Industries' Form 10-K for the year 1989).

      10(q) Amendments to Key Employee Deferred Compensation Agreement for
            Directors. (Filed as Exhibit 10(u) to Industries' Form 10-Q for the quarter ended March 31, 1990).

      10(r) Amendments to Key Employee Deferred Compensation Agreement for
            Key Employees. (Filed as Exhibit 10(v) to Industries' Form 10-Q for the quarter ended March 31, 1990).

      10(s) Amendments to Management Incentive Compensation Plan.
            (Filed as Exhibit
            10(y) to Industries' Form 10-Q for the quarter ended March 31,
            1990).

      10(t) Director Retirement Plan.  (Filed as Exhibit 10(t) to Industries'
            Form 10-K for the year 1993).

      10(u) Copy of Supplemental Retirement Income Plan and Form of
            Supplemental Retirement Income Agreement. (Filed as Exhibit 10-A-6 to File No. 33-3995).

      10(v) Agreement for Purchase and Sale of Certain Assets and Real Estate and Assignment of Easements, Leases and Licenses between Union Electric Company (Seller) and IE (Buyer). Filed as exhibit 10(t) to IE's Form 10-K for the year 1991.

      10(w) Copy of Coal Supply Agreement, dated July 27, 1977, between IS and
            Sunoco Energy Development Co., and letter memorandum thereto, dated October 29, 1984, relating to the purchase of coal supplies for the fuel requirements at the Ottumwa Generating Station. (Filed as Exhibit 10-A-4 to File No. 33-3995).

      10(x) Receivables Purchase and Sale Agreement.   (Filed as Exhibit 10(a)
            to IE's Form 10-Q for the quarter ended June 30, 1989).

      10(y) Terra Comfort Capacity and Energy Agreement dated August 14, 1989 between IE and Terra Comfort Corporation. (Filed as Exhibit 10(n) to IE's Form 10-K for the year 1989).

      10(z) Capacity and  Energy  Agreement dated  December  20, 1990  between
            Terra Comfort Corporation and IE.

      10(aa) Operating and Transmission Agreement between Central Iowa
             Power Cooperative and IE.

      10(ab) Capacity and Energy Agreement  dated April 3, 1991 between  Terra
             Comfort Corporation and IE. (Filed as Exhibit 10(r) to IE's Form 10-Q for the quarter ended March 31, 1991).

     *12    Ratio of Earnings to Fixed Charges.

     *23    Consent of Independent Public Accountants.

     *99    Director and Officer Information.

Note: Pursuant to (b)(4)(iii)(A) of Item 601 of Regulation S-K, the Company has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt that has not been registered if the total amount of securities authorized thereunder does not exceed 10% of total assets of the Company but hereby agrees to furnish to the Commission on request any such instruments.