Form 10-Q
period 1994-03-31
IES UTILITIES INC
filed 1994-05-12
CIK 52485

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1994

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
Commission file number                              0-4117-1

                          IES UTILITIES INC.
           (Exact name of registrant as specified in its charter)

            Iowa                                   42-0331370
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

  IE Tower, Cedar Rapids, Iowa                            52401
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code    (319) 398-4411


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Class                               Outstanding at April 30, 1994
Common Stock, $2.50 par value                    13,370,788 shares

                              IES UTILITIES INC.


                                     INDEX




                                                                      Page No.


Part I.  Financial Information.



Item 1.    Financial Statements.

      Balance Sheets -
        March 31, 1994 and December 31, 1993                            3 - 4

      Statements of Income -
        Three and Twelve Months Ended
        March 31, 1994 and 1993                                           5

      Statements of Cash Flows -
        Three and Twelve Months Ended
        March 31, 1994 and 1993                                           6

      Notes to Financial Statements                                     7 - 15

Item 2.   Management's Discussion and Analysis of the
           Results of Operations and Financial Condition.              16 - 25



Part II.  Other Information.                                           26 - 28



Signatures.                                                              29

                        PART 1. - FINANCIAL INFORMATION
 ITEM 1. - FINANCIAL STATEMENTS

                                BALANCE SHEETS

                                                March 31,
                                                   1994          December 31,
 ASSETS                                        (Unaudited)           1993
                                                       (in thousands)
 Utility plant, at original cost:
     Plant in service -
       Electric                             $    1,718,712    $    1,707,278
       Gas                                         149,187           147,956
       Other                                        75,456            75,845
                                                 1,943,355         1,931,079
     Less - Accumulated depreciation               832,316           813,312
                                                 1,111,039         1,117,767
     Leased nuclear fuel, net of
       amortization                                 47,450            51,681
     Construction work in progress                  47,068            41,937
                                                 1,205,557         1,211,385


 Current assets:
   Cash and temporary cash investments              12,740            18,313
   Accounts receivable -
     Customer, less reserve                         20,814            22,679
     Other                                           8,543            10,330
   Income tax refunds receivable                     8,805             8,767
   Production fuel, at average cost                 11,281            14,338
   Materials and supplies, at average
     cost                                           27,718            26,861
   Regulatory assets                                 8,623             6,421
   Prepayments and other                            20,247            31,502
                                                   118,771           139,211


 Other assets:
   Regulatory assets                               168,729           149,978
   Nuclear decommissioning trust funds              29,946            28,059
   Other investments                                 3,606             2,821
   Deferred charges and other                       16,952            15,524
                                                   219,233           196,382
                                            $    1,543,561    $    1,546,978

                                                     March 31,
                                                       1994           December
 CAPITALIZATION AND LIABILITIES                   (Unaudited)         31, 1993
                                                          (in thousands)
 Capitalization:
 Common stock - par value $2.50 per share -
  authorized 24,000,000 shares; 13,370,788
  shares outstanding                        $        33,427   $       33,427
 Paid-in surplus                                    279,042          279,042
 Retained earnings ($18,209,000 restricted
  as to payment of cash dividends)                  196,577          188,862
      Total common equity                           509,046          501,331
 Cumulative preferred stock - par value $50
  per share - authorized 466,406 shares;
  366,406 shares outstanding                         18,320           18,320
 Long-term debt                                     430,397          480,074
                                                    957,763          999,725


 Current liabilities:
  Short-term borrowings                                 -             24,000
  Capital lease obligations                          13,831           15,345
  Sinking funds and maturities                       50,224              224
  Accounts payable                                   40,336           47,179
  Dividends payable                                     229            5,229
  Accrued interest                                   11,118            9,438
  Accrued taxes                                      42,345           39,763
  Accumulated refueling outage provision              5,797            2,660
  Adjustment clause balances                          9,873            5,149
  Provision for rate refund liability                 9,085            8,670
  Other                                              26,065           27,038
                                                    208,903          184,695

 Long-term liabilities:
  Capital lease obligations                          33,619           36,336
  Liability under National Energy Policy Act
    of 1992                                          12,065           11,984
  Environmental liabilities                          18,932            9,130
  Other                                              29,033           25,197
                                                     93,649           82,647

 Deferred credits:
  Accumulated deferred income taxes                 241,461          237,464
  Accumulated deferred investment tax credits        41,785           42,447
                                                    283,246          279,911


 Commitments and contingencies (Note 6)


                                               $  1,543,561   $    1,546,978

The accompanying Notes to Financial Statements are an integral part of these statements.


                                   STATEMENTS OF INCOME (UNAUDITED)

                                    For the Three                        For the Twelve
                                    Months Ended                          Months Ended
                                      March 31                              March 31
                               1994               1993               1994               1993
                                                   (in thousands)
 Operating revenues:
  Electric             $        123,918    $      126,627    $      547,812    $      474,220
  Gas                            65,134            64,335           155,117           154,957
  Steam                           2,961             2,823             9,049             8,377
                                192,013           193,785           711,978           637,554

 Operating expenses:
  Fuel for
  production                     22,344            24,541            85,506            78,396
  Purchased power                13,602            22,108            84,944            74,967
  Gas purchased for
    resale                       49,116            48,229           110,010           112,023
  Other operating
    expenses                     30,982            27,781           126,409           118,163
  Maintenance                    10,895            10,378            46,735            40,233
  Depreciation and
    amortization                 19,160            17,522            71,045            65,613
  Property taxes                 10,177             8,900            37,703            32,504
  Federal and state
    income taxes:
    Current                      10,130             8,781            29,710            31,493
    Deferred                      1,097               771            16,236            (3,497)
    Amortization of
     investment tax credits        (662)             (696)           (4,827)           (2,781)
  Miscellaneous taxes             1,489             1,352             5,023             5,104
                                168,330           169,667           608,494           552,218


 Operating income                23,683            24,118           103,484            85,336



 Other income and
  deductions:
  Allowance for
    equity funds
    used during
    construction                    540               114             1,250             1,726
  Miscellaneous, net                914               558             2,604             2,630
                                  1,454               672             3,854             4,356


 Interest:
  Long-term debt                  9,490             9,109            35,307            36,384
  Other                           1,040             1,549             4,734             4,471
  Allowance for
    debt funds
    used during
    construction                   (337)             (291)           (1,194)           (1,353)
                                 10,193            10,367            38,847            39,502

 Net income                      14,944            14,423            68,491            50,190

 Preferred and
   preference
   dividend requirements            229               229               914             1,456

 Net income available
   for common stock    $         14,715    $       14,194    $       67,577    $       48,734

The accompanying Notes to Financial Statements are an integral part of these statements.




                                                 STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             For the Three                      For the Twelve
                                                                             Months Ended                        Months Ended
                                                                               March 31                            March 31
                                                                         1994             1993               1994              1993
 Cash flows from operating activities:
   Net income                                                     $     14,944      $    14,423      $       68,491      $   50,190
   Adjustments to reconcile net income to net cash flows
     from operating activities -
       Depreciation and amortization                                    19,160           17,522              71,045          65,613
       Principal payments under capital lease obligations                4,427            3,418              12,439          12,976
       Deferred taxes and investment tax credits                           246              (34)             10,813          (6,174)
       Amortization of deferred charges                                    269              197               1,020           1,040
       Refueling outage provision                                        3,137            2,995              (4,747)          4,721
       Allowance for equity funds used during construction                (540)            (114)             (1,250)         (1,726)
       (Gain) loss on disposition of assets, net                           -                (16)               (639)            (16)
       Other                                                               -                 26                 -               307
   Other changes in assets and liabilities -
       Accounts receivable                                               3,652           (8,897)              4,234          (8,818)
       Sale of utility accounts receivable                                 -             (7,210)             17,700             500
       Production fuel                                                   3,057            6,742               1,040           4,142
       Accounts payable                                                 (5,299)            (788)             (2,869)         (9,003)
       Accrued taxes                                                     2,544           (1,189)             (6,748)         11,575
       Provision for rate refunds                                          415            1,770              (1,536)          7,324
       Adjustment clause balances                                        4,724           11,495                (405)          1,050
       Gas in storage                                                   10,090           11,980              (4,199)            (69)
       Deferred energy efficiency costs                                 (3,399)          (1,201)            (11,961)         (7,707)
       Other                                                            (1,912)          (1,128)              1,481          (9,468)
        Net cash flows from operating activities                        55,515           49,991             153,909         116,457


 Cash flows from financing activities:
   Dividends declared on common stock                                   (7,000)         (10,000)            (28,300)        (21,490)
   Dividends declared on preferred and preference stock                   (229)            (229)               (914)         (1,456)
   Dividends payable                                                    (5,000)             -                   -               229
   Equity infusion from parent company                                     -             50,000                 -            50,000
   Proceeds from issuance of long-term debt                                -                -               119,400          33,400
   Sinking fund requirements and reductions in
     long-term debt and preferred and preference stock                     -                -               (79,624)        (38,673)
   Net change in short-term borrowings                                 (24,000)         (66,600)            (25,960)         25,960
   Principal payments under capital lease obligations                   (3,720)          (3,567)            (11,429)        (11,725)
   Other                                                                   -                 (1)                (1)            (559)
    Net cash flows from financing activities                           (39,949)         (30,397)            (26,828)         35,686

 Cash flows from investing activities:
   Construction and acquisition expenditures                           (18,992)         (16,876)           (115,328)       (165,974)
   Nuclear decommissioning trust funds                                  (1,383)          (1,383)             (5,532)         (5,532)
   Proceeds from disposition of assets                                     -                 36                 801              36
   Other                                                                  (764)          (1,488)              4,092           1,680
     Net cash flows from investing activities                          (21,139)         (19,711)           (115,967)       (169,790)


 Net increase (decrease) in cash and temporary cash
   investments                                                          (5,573)            (117)             11,114         (17,647)

 Cash and temporary cash investments at beginning of period             18,313            1,743               1,626          19,273


 Cash and temporary cash investments at end of period             $     12,740      $     1,626      $       12,740      $    1,626


 Supplemental cash flow information:
   Cash paid during the period for -
     Interest                                                     $      8,899      $     9,961      $       38,685      $   41,247
     Income taxes                                                 $        (39)     $     3,782      $        4,690      $   26,401

   Noncash investing and financing activities -
     Capital lease obligations incurred                           $        196      $    10,495      $        4,308      $   11,510

The accompanying Notes to Financial Statements are an integral part of these statements.


                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                March 31, 1994

(1)   GENERAL:

      The interim Financial Statements have been prepared by IES Utilities Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company is a wholly-owned subsidiary of IES Industries Inc. (Industries) and was formed as a result of the merger of Industries' former wholly-owned utility subsidiaries Iowa Electric Light and Power Company (IE) and Iowa Southern Utilities Company
(IS), effective December 31, 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, the Financial Statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the results of operations and financial position. Certain prior period amounts have been reclassified on a basis consistent with the 1994 presentation.

      It is suggested that these Financial Statements be read in conjunction with the Financial Statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1993. The accounting and financial policies relative to the following items have been described in those notes and have been omitted herein because they have not changed materially through the date of this report:

      General
      Summary of significant accounting policies (other than discussed in
            Note 2)
      Acquisition of Iowa service territory of Union Electric Company
      Leases
      Income taxes
      Benefit plans (other than discussed in Note 2(a))
      Preferred and preference stock
      Debt (other than discussed in Note 5)
      Estimated fair  value of financial instruments (other  than discussed in
            Note 2(b))
      Commitments
      Jointly-owned electric utility plant
      Segments of business

(2)   NEW ACCOUNTING STANDARDS:
      (a)   Accounting for Postemployment Benefits -

      On January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 112, "Employers' Accounting for Postemployment Benefits" and its adoption did not have a material effect on the Company's financial position or results of operations. This statement requires that benefits offered to former or inactive employees after termination of employment, but before retirement, be accrued over the service lives of the employees if all of the following conditions are met: 1) the obligation relates to services already performed, 2) the employees' rights vest, 3) the payments are probable, and 4) the amounts are reasonably determinable. Otherwise, such obligations are to be recognized at the time they become probable and reasonably determinable. Prior to 1994, the Company had generally accounted for these obligations as they were paid.

      (b)   Accounting for Certain Investments in Debt and Equity Securities -

      On January 1, 1994, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard, which applies to the Company's nuclear decommissioning trust funds at March 31, 1994, requires that unrealized gains and losses on such investments be included in the reported balance of such investments. At March 31, 1994, the balance of the "Nuclear decommissioning trust funds" included in the Balance Sheets included $0.2 million of unrealized gains on the investments held in the trust funds. The reserve for decommissioning costs, included in "Accumulated depreciation" in the Balance Sheets was increased by a corresponding amount, and there was no effect on net income from adopting this standard.

(3)   RATE MATTERS:

      In October 1991, IE applied to the Iowa Utilities Board (IUB) for an increase in retail electric rates of $18.9 million annually, or 6.0%. The IUB approved an interim rate increase of $15.6 million, annually, which became effective in December 1991, subject to refund.

      In December 1992, the IUB issued its "Order On Rehearing," which affirmed its original decision approving an annual electric rate increase of $7.9 million. IE appealed one issue in the IUB's Order to the Iowa District Court (Court) and, in December 1993, the Court issued its decision upholding the IUB's Order. The Company did not appeal the Court's decision to the Iowa Supreme Court.

      As a result of the Court's decision, a refund, including interest, of $9.1 million is required at March 31, 1994. The refund will be completed in the second quarter of 1994. There will be no effect on electric revenues and net income when the refund is made because the Company has been reserving for the effect of the refund.

(4)   UTILITY ACCOUNTS RECEIVABLE:

      The Company has entered into two agreements, one with limited recourse, to sell undivided fractional interests of an aggregate of $65 million in its pool of utility accounts receivable. At March 31, 1994, $53.2 million was sold under the agreements. The agreements were scheduled to expire in June and December 1994. In April 1994, the Company consolidated the agreements into one agreement. The new agreement provides the Company the ability to sell, with limited recourse, a maximum of $65 million in its pool of utility accounts receivable and expires in 1999.

(5)   SHORT-TERM DEBT:

      At March 31, 1994, the Company had bank lines of credit aggregating $67.7 million, of which $7.7 million was being used to support pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, the Company has an uncommitted credit facility with a financial institution whereby it can borrow up to $50 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At March 31, 1994, there were no outstanding borrowings under this facility. The Company also has a letter of credit in the amount of $3.4 million supporting its variable rate pollution control obligations.

(6)   CONTINGENCIES:
      (a)   Nuclear Insurance Programs -

      The Price-Anderson Amendments Act of 1988 (1988 Act) provides the Company with the benefit of $9.3 billion of public liability coverage consisting of $200 million of insurance and $9.1 billion of potential retroactive assessments from the owners of nuclear power plants. Based upon its ownership of the Duane Arnold Energy Center (DAEC), under the 1988 Act the Company could be assessed a maximum of $79 million per nuclear incident, with a maximum of $10 million per year (of which the Company's 70% ownership portion would be $55 million and $7 million, respectively) if losses relating to the incidents exceeded $200 million. These limits are subject to adjustments for inflation in future years.

      Pursuant to provisions in various nuclear insurance policies, the Company could be assessed retroactive premiums in connection with a future accident at a nuclear facility owned by a utility participating in the particular insurance plan. With respect to excess property damage and replacement power coverages, the Company could be assessed annually a maximum of $8.5 million and $1 million, respectively, if the insurer's losses relating to accidents exceeded its reserves. While assessments may also be made for losses in certain prior years, the Company is not aware of any losses in such years that it believes are likely to result in an assessment.

      (b)   Environmental Liabilities -

      At March 31, 1994, the Company's Balance Sheet reflects approximately $24 million (including $5.2 million as current) of liabilities for investigation and remediation of environmental issues. The recorded amount represents the Company's estimate of the minimum aggregate amount that will be incurred for investigation and remediation of the environmental issues, which amount is substantially related to clean-up costs associated with certain of the Company's former manufactured gas plant (FMGP) sites. In April 1994, the Company received updated investigation reports on a number of sites, which resulted in the increase in the recorded liability at March 31, 1994. The physical investigations at some sites indicated a greater volume of contaminated material needing treatment, and a greater volume of substances requiring higher cost incineration, than was anticipated in prior estimates. Prior estimates were based on investigations conducted at what were expected to be representative sites. It is possible that future cost estimates will be greater than the current estimates as further investigations are conducted and as additional facts become known. The Company has not initiated the investigation on two of the 27 sites of which it has been identified as a Potentially Responsible Party (PRP), but intends to do so, and is continuing work on sites requiring remediation.

      The Company has been named as a PRP for the FMGP sites by either the Iowa Department of Natural Resources (IDNR) or the Environmental Protection Agency (EPA). The Company is working pursuant to the requirements of the IDNR and EPA to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the 27 sites in order to protect public health and the environment. Such investigations are expected to be completed by 1999 and site-specific remediations are anticipated to be completed within three years after the completion of the investigations of each site. The Company may be required to monitor these sites for a number of years upon completion of remediation. Such monitoring costs are not included in the estimates above.

      The Company is investigating the possibility of obtaining monies through insurance coverage and third party cost sharing for FMGP investigation and clean-up costs. The amount of shared costs, if any, can not be reasonably determined and, accordingly, no potential sharing has been recorded at March 31, 1994. Regulatory assets of approximately $24 million have been recorded in the Balance Sheets, which reflect the future recovery that is being provided through rates. Considering the recorded reserves for environmental liabilities and the past rate treatment allowed by the IUB, management believes that the clean-up costs incurred for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

      (c)   Clean Air Act -

      The Clean Air Act Amendments Act of 1990 (Act) requires emission reductions of sulfur dioxide and nitrogen oxides to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act will be implemented in two phases with Phase I affecting two of the Company's units beginning in 1995 and Phase II affecting all units beginning in the year 2000.

      The Company expects to meet the requirements of the Act by switching to lower sulfur fuels and through capital expenditures primarily related to fuel burning equipment and boiler modifications. The Company estimates capital expenditures at approximately $28 million, including $4 million in 1994, in order to meet these requirements of the Act.

      (d)   National Energy Policy Act of 1992 -

      The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases and, for the DAEC, averages $1.4 million annually through 2007, of which the Company's 70% share is $1.0 million. The Company is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. The Company's 70% share of the future assessment, $13.7 million payable through 2007, has been recorded as a liability in the Balance Sheets, including $1.6 million included in "Current liabilities - Other," with a related regulatory asset for the unrecovered amount.

      (e)    Federal Energy Regulatory Commission (FERC) Order No. 636 -

      The FERC issued Order No. 636 (Order 636) in 1992. Order 636, as modified on rehearing, (1) requires the Company's pipeline suppliers to unbundle their services so that gas supplies are obtained separately from transportation service, and transportation and storage services are operated and billed as separate and distinct services, (2) requires the pipeline suppliers to offer "no notice" transportation service under which firm transporters (such as the Company) can receive delivery of gas up to their contractual capacity level on any day without prior scheduling, (3) allows pipelines to abandon long-term (one year or more) transportation service provided to a customer under an expiring contract whenever the customer fails to match the highest rate and longest term (up to 20 years) offered to the pipeline by other customers for the particular capacity, and (4) provides for a mechanism under which pipelines can recover prudently incurred transition costs associated with the restructuring process. The Company may benefit from enhanced access to competitively priced gas supply and more flexible transportation services as a result of Order 636. However, the Company will be required to pay certain transition costs incurred and billed by its pipeline suppliers as Order 636 is implemented.

      The Company's three pipeline suppliers have filed tariffs with the FERC implementing Order 636 and the pipelines have also made filings with the FERC to begin collecting their respective transition costs. The Company began paying the transition costs in November 1993, and has recorded a liability of $5.5 million for such transition costs that have been incurred by the pipelines to date, including $1.8 million expected to be billed through March 1995. While the magnitude of the total transition costs to be charged to the Company cannot yet be determined, the Company believes any transition costs the FERC would allow the pipelines to collect would be recovered from its customers, based upon past regulatory treatment of similar costs by the IUB. Accordingly, regulatory assets, in amounts corresponding to the liabilities, have been recorded to reflect the anticipated recovery.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The following discussion analyzes significant changes in the components of net income and financial condition from the prior periods for IES Utilities Inc. (the Company).

                             RESULTS OF OPERATIONS

      The Company's net income available for common stock as compared to the same periods last year increased $0.5 million and $18.8 million during the three and twelve month periods ended March 31, 1994, respectively. The Company's operating income decreased $0.4 million for the three month period and increased $18.1 million during the twelve month period. Reasons for the changes in the results of operations are explained in the following discussion.

                               ELECTRIC REVENUES

      Electric revenues decreased $2.7 million during the three month period, and increased $73.6 million during the twelve month period. Electric Kwh sales (excluding off-system sales) increased 5% and 19% for the same periods, respectively. Weather normalized sales increased 4% and 18% during the three and twelve month periods, respectively.

      The twelve month Kwh sales increase is affected by the acquisition of the Iowa service territory of Union Electric Company (UE), on December 31, 1992. (Excluding the effects of sales to the UE customers, Kwh sales increased 9% during this period). Industrial sales continue to provide significant sales growth. Sales to industrial customers increased 9% during the three month period and 31% (largely related to the acquisition of the UE territory) during the twelve month period.

      The Company's electric tariffs include energy adjustment clauses (EAC) that are designed to currently recover the costs of fuel and the energy portion of purchased power billings to customers. The revenue decrease during the three month period is because of lower recovery of fuel costs through the EAC and lower off-system sales to other utilities, partially offset by increased Kwh sales as discussed above. Revenues increased during the twelve month period primarily because of the increased Kwh sales discussed above, as well as higher fuel cost recoveries through the EAC. These increases were partially offset by lower average unit prices resulting from a preponderance of the Company's Kwh sales increases coming from lower margin industrial customers, while Kwh sales increases to higher margin customer classes are much lower than the average sales increase. Increased off-system sales to other utilities contributed to the revenue increase to a lesser extent for the twelve month period.

                                 GAS REVENUES

      Gas revenues increased $0.8 million and $0.2 million for the three and twelve month periods ended March 31, 1994, respectively. The Company's tariffs include purchased gas adjustment clauses (PGA) that are designed to currently recover the cost of gas sold. Gas revenues increased for the three month period because of increased gas costs recovered through the PGA, partially offset by the effect of a sales decrease (including transported volumes) of 3%. Gas revenues increased for the twelve month period because of the effect of gas rate increases that became effective in September 1992, substantially offset by lower gas costs recovered through the PGA and the effect of a 3% sales decrease.

                              OPERATING EXPENSES

      Fuel for production decreased $2.2 million during the three month period primarily due to larger under collections of fuel costs through the EAC in 1994 as such under collections are recorded as reductions to fuel for production expenses. This decrease was partially offset by increased Kwh generation during the period. Fuel for production increased $7.1 million during the twelve month period primarily because of increased Kwh generation at the Company's fossil-fueled generating stations, partially offset by lower generation at the Company's nuclear generating plant, the Duane Arnold Energy Center (DAEC).

      Purchased power decreased $8.5 million during the three month period primarily because of a $5.2 million decrease in capacity charges relating to the expiration, in April 1993, of the purchase power agreement with the City of Muscatine. Lower energy purchases, primarily because of lower off-system sales to other utilities, also contributed to the reduction in purchased power costs during this period. Purchased power increased $10 million during the twelve month period; energy purchases increased $15.3 million and capacity charges decreased $5.3 million. The increased energy purchases are because of increased Kwh sales. Decreased capacity charges relate to the expiration of the Muscatine purchase power agreement, partially offset by higher capacity costs relating to contracts associated with the acquisition of the UE territory.

      Gas purchased for resale increased $0.9 million for the three month period and decreased $2.0 million for the twelve month period. The decrease for the twelve month period is attributable to the lower dekatherm sales, partially offset by higher prices.

      Other operating expenses increased $3.2 million and $8.2 million for the three and twelve month periods, respectively. The increase for both periods is primarily attributable to increased labor and benefit costs and higher information systems costs.

      Maintenance expenditures increased $0.5 million and $6.5 million during the three and twelve month periods, respectively, primarily because of increased maintenance activities at the Company's fossil-fueled generating stations and the DAEC.

      Depreciation and amortization increased during both periods primarily because of increases in utility plant in service. Depreciation and amortization expenses for both years include a provision for decommissioning the DAEC ($5.5 million annually), which is collected through rates.

      Property taxes increased $1.3 million and $5.2 million during the three and twelve month periods, respectively. These increases are primarily because of increased property taxes associated with increases in assessed property values, and, for the twelve month period, the acquisition of the UE service territory.

      The increase in total Federal and state income taxes for both periods is because of an increase in pretax income and, for the twelve month period, an increase of 1% in the statutory Federal income tax rate.

                        LIQUIDITY AND CAPITAL RESOURCES

      The Company's capital requirements are primarily attributable to its construction programs and debt maturities and sinking fund requirements. Cash and temporary cash investments increased $11.1 million for the twelve month period. Cash flows from operating activities for the twelve months ended March 31, 1994 were approximately $154 million and were primarily used for construction and acquisition expenditures and the payment of dividends.

      It is anticipated that the Company's future capital requirements will be met by both cash flows from operations and external financing. The level of cash flows from operations is partially dependent upon economic conditions, legislative activities, environmental matters and timely rate relief. See
Note 3 and Note 6 of the Notes to Financial Statements for a discussion of the Company's rate cases and contingencies. Access to the long-term and short-term capital and credit markets is necessary for obtaining funds externally.

      The Company's liquidity and capital resources will be affected by environmental and legislative issues, including the ultimate disposition of remediation issues surrounding the former manufactured gas plant (FMGP) issue, the Clean Air Act as amended, the National Energy Policy Act of 1992, and Federal Energy Regulatory Commission (FERC) Order 636, as discussed in Note 6 of the Notes to Financial Statements. Consistent with rate making principles, management believes that the costs incurred for the above matters will not have a material adverse effect on the financial position or results of operations of the Company.

      The Iowa Utilities Board (IUB) has adopted rules which mandate the Company to spend 2% of electric and 1.5% of gas gross retail operating revenues for energy efficiency programs. Energy efficiency costs in excess of the amount in the most recent electric and gas rate cases are being recorded as regulatory assets. At March 31, 1994, the Company had $21.9 million of such costs recorded as regulatory assets. Under this mandate, the Company will make its initial filing for recovery of these costs in the third quarter of 1994, but will not likely begin recovering the costs until 1995.

                     CONSTRUCTION AND ACQUISITION PROGRAM

      The Company's construction and acquisition program anticipates expenditures of $150 million for 1994, of which approximately 44% represents expenditures for electric transmission and distribution facilities, 18% represents fossil-fueled generation expenditures and 10% represents nuclear generation expenditures. The Company had construction and acquisition expenditures of approximately $19 million for the three months ended March 31, 1994. Substantial commitments have been made in connection with the remaining anticipated expenditures.

      The Company's levels of construction and acquisition expenditures are projected to be $149 million in 1995, $144 million in 1996, $149 million in 1997, and $160 million in 1998. It is estimated that approximately 80% of construction expenditures will be provided by cash from operating activities (after payment of dividends) for the five year period 1994-1998.

      Capital expenditure, investment and financing plans are subject to continual review and change. The capital expenditure and investment programs may be revised significantly as a result of many considerations including changes in economic conditions, variations in actual sales and load growth compared to forecasts, requirements of environmental, nuclear and other regulatory authorities, acquisition opportunities, the availability of alternate energy and purchased power sources, the ability to obtain adequate and timely rate relief, escalations in construction costs and conservation and energy efficiency programs.

                              LONG-TERM FINANCING

      Other than periodic sinking fund requirements which the Company intends to meet by pledging additional property, approximately $124 million of long-term debt has scheduled maturities prior to December 31, 1998. The
Company intends to refinance the majority of the debt maturities with long-term debt.

      The Indentures pursuant to which the Company issues First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property and contain covenants that restrict the amount of additional bonds that may be issued. At March 31, 1994, such restrictions would have allowed the Company to issue $266 million of additional First Mortgage Bonds. The Company has received authority from the FERC to issue $250 million of First Mortgage Bonds and is currently authorized by the SEC to issue $50 million of long-term debt under an existing registration statement.

      The  Company's  Articles  of   Incorporation  authorize  and  limit  the
aggregate amount of additional shares of Cumulative Preferred Stock and Cumulative Preference Stock which may be issued. At March 31, 1994, the Company could have issued 700,000 shares of Cumulative Preference Stock and 100,000 additional shares of Cumulative Preferred Stock.

      The Company's capitalization ratios at March 31, 1994 and March 31, 1993 were as follows:

                    Long-term debt              48%
                    Preferred stock              2
                    Common equity               50

                                               100%


      The 1994 ratios include $50 million of long-term debt that is due in less than one year because it is the Company's intention to refinance the debt with long-term issues.


                             SHORT-TERM FINANCING

      For interim financing, the Company is authorized by the FERC to issue, through 1994, up to $125 million of short-term notes. This availability of short-term financing provides flexibility in the issuance of long-term securities. At March 31, 1994, the Company had no outstanding short-term borrowings.

      The Company had agreements with separate financial institutions to sell undivided fractional interests aggregating $65 million in its pool of utility accounts receivable. At March 31, 1994, $53.2 million had been sold under the agreements. In April 1994, the Company consolidated the agreements into one agreement. The new agreement provides the Company the ability to sell, with limited recourse, a maximum of $65 million in its pool of utility accounts receivable and expires in 1999.

      At March 31, 1994, the Company had bank lines of credit aggregating $67.7 million, of which $7.7 million was being used to support pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, the Company has an uncommitted credit facility with a financial institution whereby it can borrow up to $50 million. The Company also has a letter of credit in the amount of $3.4 million supporting its variable rate pollution control obligations.

                             ENVIRONMENTAL MATTERS

      At March 31, 1994, the Company's Balance Sheet reflects approximately $24 million of liabilities for investigation and remediation of environmental issues. The recorded amount represents the Company's estimate of the minimum aggregate amount that will be incurred for investigation and remediation of the environmental issues, which amount is substantially related to clean-up costs associated with certain of the Company's former manufactured gas plant
(FMGP) sites. In April 1994, the Company received updated investigation reports on a number of sites, which resulted in the increase in the recorded liability at March 31, 1994. The physical investigations at some sites indicated a greater volume of contaminated material needing treatment, and a greater volume of substances requiring higher cost incineration, than was anticipated in prior estimates. Prior estimates were based on investigations conducted at what were expected to be representative sites. It is possible that future cost estimates will be greater than the current estimates as further investigations are conducted and as additional facts become known. The Company has not initiated the investigation on two of the 27 sites of which it has been identified as a Potentially Responsible Party (PRP), but intends to do so, and is continuing work on sites requiring remediation.

      Considering the recorded reserves for environmental liabilities and the past rate treatment allowed by the IUB, management believes that the clean-up costs incurred for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

      Refer to Note 6 of the Notes to Financial Statements for information relating to potential environmental liabilities associated with certain FMGP sites.

                         PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

      Reference is made to Notes 3 and 6 of the Notes to Financial Statements for a discussion of rate matters and environmental matters, respectively.

Item 2.  Changes in the Rights of the Company's Security Holders.

None.

Item 3.  Default Upon Senior Securities.

None.

Item 4.  Results of Votes of Security Holders.

None.

Item 5.  Other Information.

The Company  has calculated the ratio of earnings to fixed charges pursuant to
Item 503 of Regulation S-K of the Securities and Exchange Commission as follows:
 For the twelve months ended:

     March 31, 1994                          3.46
     December 31, 1993                       3.41
     December 31, 1992                       2.49
     December 31, 1991                       2.64
     December 31, 1990                       2.65
     December 31, 1989                       2.82


Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits -

      10(a) Receivables Purchase and Sale Agreement dated as of June 30, 1989, as Amended and Restated as of April 15, 1994, among IES Utilities Inc. (as Seller) and CIESCO L.P. (as the Investor) and Citicorp North America, Inc. (as Agent).

      12          Ratio of Earnings to Fixed Charges.

(b)   Reports on Form 8-K -

       Items         Financial
     Reported       Statements         Date of Report        File No.

       2,5,7           None           January 7, 1994         0-4117-1    (1)
        2,7            None           January 7, 1994            0-849    (1)
         7              (2)            March 2, 1994          0-4117-1    (2)


      (1) Form 8-K filed by IES Utilities Inc. subsequent to the merger of Iowa Electric Light and Power Company and Iowa Southern Utilities Company, effective December 31, 1993.

      (2) Form 8-K/A filed by IES Utilities Inc. amending Form 8-K filed on January 7, 1994, File No. 0-4117-1, providing the audited financial statements of the Company for the year ended December 31, 1993.

                                  SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          IES UTILITIES INC.
                                          (Registrant)




Date May 12, 1994             By /s/      Dr. Robert J. Latham
                                          (Signature)
                                          Dr. Robert J. Latham
                                          Senior Vice President, Finance
                                          and Corporate Affairs, & Treasurer





                              By /s/      Richard A. Gabbianelli
                                          (Signature)
                                          Richard A. Gabbianelli
                                          Controller & Chief
                                          Accounting Officer