Form 10-Q
period 1994-06-30
IES UTILITIES INC
filed 1994-08-10
CIK 52485

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1994

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


            Class                   Outstanding at July 31, 1994
Common Stock, $2.50 par value              13,370,788 shares

                              IES UTILITIES INC.

                                     INDEX


                                                                      Page No.


Part I.  Financial Information.



Item 1.    Financial Statements.

      Balance Sheets -
        June 30, 1994 and December 31, 1993                             3 - 4

      Statements of Income -
        Three, Six and Twelve Months Ended
        June 30, 1994 and 1993                                            5

      Statements of Cash Flows -
        Three, Six and Twelve Months Ended
        June 30, 1994 and 1993                                            6

      Notes to Financial Statements                                     7 - 16

Item 2.   Management's Discussion and Analysis of the
           Results of Operations and Financial Condition.              17 - 27


Part II.  Other Information.                                           28 - 30


Signatures.                                                              31

                                       PART 1. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
                                                 BALANCE SHEETS

                                                            June 30,
                                                              1994           December 31,
ASSETS                                                    (Unaudited)            1993
                                                                    (in thousands)
Utility plant, at original cost:
    Plant in service -
      Electric                                          $   1,732,430      $   1,707,278
      Gas                                                     152,933            147,956
      Other                                                    76,889             75,845
                                                            1,962,252          1,931,079
    Less - Accumulated depreciation                           850,897            813,312
                                                            1,111,355          1,117,767
    Leased nuclear fuel, net of amortization                   43,600             51,681
    Construction work in progress                              57,110             41,937
                                                            1,212,065          1,211,385

Current assets:
  Cash and temporary cash investments                             691             18,313
  Accounts receivable -
    Customer, less reserve                                     11,992             22,679
    Other                                                       8,503             10,330
  Income tax refunds receivable                                11,963              8,767
  Production fuel, at average cost                             11,583             14,338
  Materials and supplies, at average cost                      26,479             26,861
  Regulatory assets                                            15,194             13,319
  Prepayments and other                                        21,559             31,502
                                                              107,964            146,109

Other assets:
  Regulatory assets                                           169,046            143,080
  Nuclear decommissioning trust funds                          31,373             28,059
  Other investments                                             3,624              2,821
  Deferred charges and other                                   15,418             15,524
                                                              219,461            189,484
                                                        $   1,539,490      $   1,546,978



                                          BALANCE SHEETS (CONTINUED)

                                                            June 30,
                                                              1994           December 31,
CAPITALIZATION AND LIABILITIES                            (Unaudited)            1993
                                                                      (in thousands)

Capitalization:
  Common stock - par value $2.50 per share - authorized
    24,000,000 shares; 13,370,788 shares outstanding    $      33,427      $      33,427
  Paid-in surplus                                             279,042            279,042
  Retained earnings ($18,209,000 restricted as to
    payment of cash dividends)                                190,603            188,862
      Total common equity                                     503,072            501,331
  Cumulative preferred stock - par value $50 per
      share - authorized 466,406 shares; 366,406 shares
      outstanding                                              18,320             18,320
  Long-term debt                                              430,225            480,074
                                                              951,617            999,725

Current liabilities:
  Notes payable to associated companies                        14,266
  Short-term borrowings                                         3,000             24,000
  Capital lease obligations                                    13,508             15,345
  Sinking funds and maturities                                 50,224                224
  Accounts payable                                             36,653             47,179
  Dividends payable                                               229              5,229
  Accrued interest                                              9,464              9,438
  Accrued taxes                                                43,422             39,763
  Accumulated refueling outage provision                        8,711              2,660
  Adjustment clause balances                                    3,076              5,149
  Provision for rate refund liability                              31              8,670
  Other                                                        20,964             22,369
                                                              203,548            180,026

Long-term liabilities:
  Capital lease obligations                                    30,092             36,336
  Liability under National Energy Policy Act of 1992           12,065             11,984
  Environmental liabilities                                    19,519              9,130
  Other                                                        34,579             29,866
                                                               96,255             87,316

Deferred credits:
  Accumulated deferred income taxes                           246,946            237,464
  Accumulated deferred investment tax credits                  41,124             42,447
                                                              288,070            279,911

Commitments and contingencies (Note 7)

                                                        $   1,539,490      $   1,546,978

The accompanying Notes to Financial Statememts are an integral part of these statements.


                                              STATEMENTS OF INCOME (UNAUDITED)

                                                For the Three         For the Six           For the Twelve
                                                Months Ended          Months Ended          Months Ended
                                                    June 30               June 30               June 30
                                                1994       1993       1994       1993       1994       1993
                                                                    (in thousands)
Operating revenues:
  Electric                                  $  123,071 $  122,306 $  246,989 $  248,933 $  548,578 $  485,558
  Gas                                           23,164     24,806     88,297     89,141    153,474    159,451
  Steam                                          1,784      1,807      4,746      4,630      9,026      8,621
                                               148,019    148,919    340,032    342,704    711,078    653,630

Operating expenses:
  Fuel for production                           16,304     18,727     38,649     43,268     83,082     78,271
  Purchased power                               17,225     17,171     30,827     39,280     84,997     73,195
  Gas purchased for resale                      14,882     16,555     63,998     64,784    108,336    115,113
  Other operating expenses                      30,971     31,890     61,952     59,671    125,491    119,164
  Maintenance                                   13,300     12,016     24,195     22,394     48,020     44,234
  Depreciation and amortization                 19,160     17,796     38,320     35,318     72,409     67,338
  Property taxes                                10,011      8,900     20,188     17,799     38,815     33,387
  Federal and state income taxes:
    Current                                      5,117      6,243     15,247     15,024     28,584     37,193
    Deferred                                     2,586        897      3,683      1,667     17,926     (4,117)
    Amortization of investment
      tax credits                                 (662)      (696)    (1,323)    (1,391)    (4,792)    (2,780)
  Miscellaneous taxes                            1,389      1,341      2,878      2,693      5,070      4,973
                                               130,283    130,840    298,614    300,507    607,938    565,971

Operating income                                17,736     18,079     41,418     42,197    103,140     87,659

Other income and deductions:
  Allowance for equity funds
    used during construction                       612        125      1,153        240      1,737      1,308
  Miscellaneous, net                               751      1,400      1,664      1,957      1,955      3,446
                                                 1,363      1,525      2,817      2,197      3,692      4,754

Interest:
  Long-term debt                                 9,487      8,429     18,977     17,538     36,365     35,754
  Other                                            745      1,053      1,783      2,601      4,425      4,837
  Allowance for debt funds
      used during construction                    (388)      (369)      (724)      (659)    (1,212)    (1,356)
                                                 9,844      9,113     20,036     19,480     39,578     39,235

Net income                                       9,255     10,491     24,199     24,914     67,254     53,178
Preferred and preference
  dividend requirements                            229        229        457        457        914      1,183
Net income available for
  common stock                              $    9,026 $   10,262 $   23,742 $   24,457 $   66,340 $   51,995

The accompanying Notes to Financial Statements are an integral part of these statements.

                                          STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                              For the Three         For the Six          For the Twelve
                                                              Months Ended          Months Ended          Months Ended
                                                                 June 30               June 30               June 30
                                                             1994       1993       1994       1993       1994       1993
                                                                                    (in thousands)
Cash flows from operating activities:
  Net income                                             $    9,255 $   10,491 $   24,199 $   24,914 $   67,254 $   53,178
  Adjustments to reconcile net income to
    net cash flows from operating activities -
      Depreciation and amortization                          19,160     17,796     38,320     35,318     72,409     67,338
      Principal payments under capital lease obligations      4,078      3,415      8,505      6,833     13,102     12,687
      Deferred taxes and investment tax credits               1,736       (177)     1,982       (212)    12,726     (7,062)
      Amortization of deferred charges                          276        215        544        413      1,080      1,145
      Refueling outage provision                              2,914      1,639      6,051      4,634     (3,472)    10,409
      Allowance for equity funds used during construction      (612)      (125)    (1,153)      (240)    (1,737)    (1,308)
      Other                                                     276        292        551        579      1,328        385
  Other changes in assets and liabilities -
      Accounts receivable                                     9,062     13,545     12,714      4,648       (250)    (9,248)
      Sale of utility accounts receivable                      (200)    21,000       (200)    13,790     (3,500)    21,500
      Production fuel                                          (302)    (1,113)     2,755      5,984      1,851      8,834
      Accounts payable                                       (3,287)    (9,425)    (8,586)   (10,213)     2,906     (1,661)
      Accrued taxes                                          (2,081)    (3,160)       463     (4,349)    (6,279)     1,141
      Provision for rate refunds                             (9,054)    (4,290)    (8,639)    (4,189)    (6,542)    (7,598)
      Adjustment clause balances                             (6,797)    (3,745)    (2,073)     7,750     (3,457)    (1,342)
      Gas in storage                                         (1,132)    (3,121)     8,958      8,858     (2,209)    (1,805)
      Deferred energy efficiency costs                       (3,772)    (2,717)    (7,171)    (3,902)   (13,016)    (8,944)
      Other                                                   1,869      1,577      1,501      2,611      6,321      4,209
           Net cash flows from operating activities          21,389     42,097     78,721     93,227    138,515    141,858

  Cash flows from financing activities:
      Dividends declared on common stock                    (15,000)    (5,700)   (22,000)   (15,700)   (37,600)   (24,190)
      Dividends declared on preferred and preference stock     (229)      (229)      (457)      (457)      (914)    (1,183)
      Dividends payable                                                            (5,000)                             229
      Equity infusion from parent company                                                     50,000                50,000
      Proceeds from issuance of long-term debt                                                          119,400     31,000
      Sinking fund requirements and reductions in
         long-term debt and preferred and preference stock     (224)   (60,224)      (224)   (60,224)   (19,624)   (96,048)
      Net change in short-term borrowings                    17,266     52,288     (6,734)   (14,312)   (60,982)    74,823
      Principal payments under capital lease obligations     (4,427)    (3,418)    (8,147)    (6,985)   (12,439)   (12,976)
      Other                                                                                                           (557)
            Net cash flows from financing activities         (2,614)   (17,283)   (42,562)   (47,678)   (12,159)    21,098

  Cash flows from investing activities:
      Construction and acquisition expenditures             (29,342)   (25,292)   (48,334)   (42,168)  (119,378)  (157,022)
      Nuclear decommissioning trust funds                    (1,384)    (1,384)    (2,767)    (2,767)    (5,532)    (5,532)
      Other                                                     (98)     1,874     (2,680)      (719)    (2,393)    (1,274)
           Net cash flows from investing activities         (30,824)   (24,802)   (53,781)   (45,654)  (127,303)  (163,828)

Net increase (decrease) in cash and
  temporary cash investments                                (12,049)        12    (17,622)      (105)      (947)      (872)

Cash and temporary cash investments
  at beginning of period                                     12,740      1,626     18,313      1,743      1,638      2,510

Cash and temporary cash investments
  at end of period                                       $      691 $    1,638 $      691 $    1,638 $      691 $    1,638

  Supplemental cash flow information:
      Cash paid during the period for -
         Interest                                        $   13,354 $   11,920 $   21,948 $   21,523 $   39,686 $   41,571
         Income taxes                                    $   18,659 $   17,501 $   18,619 $   21,283 $   37,409 $   39,306
      Noncash investing and financing activities -
         Capital lease obligations incurred              $      227 $    2,903 $      424 $   13,398 $    1,632 $   12,850

The accompanying Notes to Financial Statements are an integral part of these statements.

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                 June 30, 1994

(1)   GENERAL:

      The interim Financial Statements have been prepared by IES Utilities Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company is a wholly-owned subsidiary of IES Industries Inc. (Industries) and was formed as a result of the merger of Industries' former wholly-owned utility subsidiaries, Iowa Electric Light and Power Company (IE) and Iowa Southern Utilities Company
(IS), effective December 31, 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, the Financial Statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the results of operations and financial position. Certain prior period amounts have been reclassified on a basis consistent with the 1994 presentation.

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

      General
      Summary of significant accounting policies (other than discussed in Note
       2)
      Acquisition of Iowa service territory of Union Electric Company
      Leases (other than discussed in Note 6)
      Income taxes
      Benefit plans (other than discussed in Note 2(a))
      Preferred and preference stock
      Debt (other than discussed in Note 5)
      Estimated fair value of financial instruments (other than discussed in
       Note 2(b))
      Commitments
      Jointly-owned electric utility plant
      Segments of business

(2)   NEW ACCOUNTING STANDARDS:
      (a)   Accounting for Postemployment Benefits -

      On January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 112, "Employers' Accounting for Postemployment Benefits," and its adoption did not have a material effect on the Company's financial position or results of operations. This statement requires that benefits offered to former or inactive employees after termination of employment, but before retirement, be accrued over the service lives of the employees if all of the following conditions are met: 1) the obligation relates to services already performed; 2) the employees' rights vest; 3) the payments are probable; and 4) the amounts are reasonably determinable. Otherwise, such obligations are to be recognized at the time they become probable and reasonably determinable. Prior to 1994, the Company had generally accounted for these obligations as they were paid.

      (b)   Accounting for Certain Investments in Debt and Equity Securities -

      On January 1, 1994, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard, which applies to the Company's nuclear decommissioning trust funds at June 30, 1994, requires that unrealized gains and losses on such investments be included in the reported balance of such investments. At June 30, 1994, the balance of the "Nuclear decommissioning trust funds" as shown in the Balance Sheets included $0.1 million of unrealized losses on the investments held in the trust funds. The reserve for decommissioning costs, included in "Accumulated depreciation" in the Balance Sheets was adjusted by a corresponding amount, and there was no effect on net income from adopting this standard.

(3)   RATE MATTERS:
      (a)   1991 Electric Rate Case -

      In October 1991, IE applied to the Iowa Utilities Board (IUB) for an increase in retail electric rates of $18.9 million annually, or 6.0%. The IUB approved an interim rate increase of $15.6 million, annually, which became effective in December 1991, subject to refund.

      In December 1992, the IUB issued its "Order On Rehearing," which affirmed its original decision approving an annual electric rate increase of $7.9 million. IE appealed one issue in the IUB's Order to the Iowa District Court (Court) and, in December 1993, the Court issued its decision upholding the IUB's Order. As a result of the Court's decision, the Company completed a refund of $9.2 million, including interest, in the second quarter of 1994. There was no effect on electric revenues or net income when the refund was made because the Company had been reserving for the effect of the refund.

      (b)   1994 Electric Rate Case -

      On July 8, 1994, the Company applied to the IUB for an increase in retail electric rates of approximately $21 million annually, or 4.3%. The Company's proposal includes approximately $19 million in annual revenue requirement related to increased recovery levels of depreciation expense, nuclear decommissioning expense and post-employment benefit costs. To the extent these proposals are approved by the IUB, corresponding increases in expense would be recorded and there would be no effect on net income. Any increase approved by the IUB is not expected to be effective before May 1995; no interim increase was requested.

      Included in the requested increase is a proposal to increase the annual recovery of anticipated costs to decommission the Duane Arnold Energy Center
(DAEC), the Company's nuclear generating plant, to approximately $12 million annually, from the current level of $5.5 million. Decommissioning expense is included in "Depreciation and amortization" in the Statements of Income and the cumulative amount is included in "Accumulated depreciation" in the Balance Sheets to the extent recovered through rates. The proposal is based on the following assumptions: 1) cost to decommission the DAEC of $252.7 million in 1993 dollars, based on the Nuclear Regulatory Commission (NRC) minimum formula (which exceeds the amount in the current site-specific study); 2) inflation of 5.56% annually to the year 2014, when decommissioning is expected to begin; 3) the prompt dismantling and removal method of decommissioning; 4) monthly funding of all future collections into external trust funds and funded on a tax-qualified basis to the extent possible; 5) an average after-tax return of 5.88% for all external investments; and 6) a collection method that levelizes the recovery through rates, in real terms, through 2014. Current levels of rate recovery: 1) do not recognize estimated future inflation for the entire period prior to commencement of the decommissioning process; 2) assume that decommissioning begins in 2010; and 3) provide recovery on a straight-line basis without considering the effects of inflation. Earnings on the external trust funds are recorded as interest income and a corresponding interest expense payable to the funds is recorded. The earnings accumulate in the external trust fund balances and in accumulated depreciation.

(4)   UTILITY ACCOUNTS RECEIVABLE:

      The Company has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At June 30, 1994, $53 million was sold under the agreement.

(5)   SHORT-TERM DEBT:

      At June 30, 1994, the Company had bank lines of credit aggregating $67.7 million of which $7.7 million was being used to support pollution control obligations and $3 million to support commercial paper. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, the Company has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At June 30, 1994, there were no outstanding borrowings under this facility. The Company also has a letter of credit in the amount of $3.4 million supporting its variable rate pollution control obligations.

(6)   OFFICE LEASE GUARANTY:

      The Company entered into a five-year lease agreement, effective July 1, 1994, as lessee for its corporate general office in Cedar Rapids, Iowa. The lessor is a trust (IES Utilities Trust, not affiliated with the Company) formed by various financial institutions. The term of the lease is five years, with two one-year extensions available at the Company's option. The Company had previously been leasing the building from a different lessor. Pursuant to its Guaranty, if the Company defaults on its obligations under the lease, the Company will be required to pay all debt service payments related to the debt incurred by the lessor for purchase of the building, all amounts payable with respect to the equity contributions (including a return on the contributions) made to the trust by the financial institutions, and other payments associated with the lease transaction. The aggregate amount of the potential payments with respect to the Guaranty is approximately $20 million.

(7)   CONTINGENCIES:
      (a)   Nuclear Insurance Programs -

      The Price-Anderson Amendments Act of 1988 (1988 Act) provides the Company with the benefit of $9.158 billion of public liability coverage consisting of $200 million of insurance and $8.958 billion of potential retroactive assessments from the owners of nuclear power plants. Based upon its ownership of the DAEC, under the 1988 Act, the Company could be assessed a maximum of $79 million per nuclear incident, with a maximum of $10 million per year (of which the Company's 70% ownership portion would be $55 million and $7 million, respectively) if losses relating to the incidents exceeded $200 million. These limits are subject to adjustments for inflation in future years.

      The Company is a member of Nuclear Electric Insurance Limited (NEIL), which provides insurance coverage for the cost of certain property losses at nuclear generating stations and for the cost of replacement power during certain outages. Companies insured through NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. NEIL's accumulated reserve funds are currently sufficient to cover its exposure in the event of a single incident under the property damage or replacement power coverages. However, the Company could be assessed annually a maximum of $8.5 million for certain property losses and $1 million for replacement power if NEIL's losses relating to accidents exceeded its accumulated reserve funds. The Company is not aware of any losses that it believes are likely to result in an assessment.

      (b)   Environmental Liabilities -

      At June  30, 1994,  the Company's  Balance Sheets  reflect approximately
$24 million (including $4.3 million as current) of liabilities for investigation and remediation of environmental issues. The recorded amount represents the Company's estimate of the minimum aggregate amount that will be incurred for investigation and remediation of the environmental issues, which amount is substantially related to clean-up costs associated with certain former manufactured gas plant (FMGP) sites. In April 1994, the Company received updated investigation reports on a number of sites, which, at some sites, indicated a greater volume of contaminated material needing treatment, and a greater volume of substances requiring higher cost incineration, than was anticipated in prior estimates. Prior estimates were based on investigations conducted at what were expected to be representative sites. It is possible that future cost estimates will be greater than the current estimates as further investigations are conducted and as additional facts become known. The Company has not initiated the investigation on two of the 27 sites for which it has been identified as a Potentially Responsible Party
(PRP), but intends to do so, and is continuing work on sites requiring remediation.

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

      The Company is investigating the possibility of obtaining monies through insurance coverage and third party cost sharing for FMGP investigation and clean-up costs. The amount of shared costs, if any, can not be reasonably determined and, accordingly, no potential sharing has been recorded at
June 30, 1994. Regulatory assets of approximately $24 million have been recorded in the Balance Sheets, which reflect the future recovery that is being provided through rates. Considering the recorded reserves for environmental liabilities and the past rate treatment allowed by the IUB, management believes that the clean-up costs incurred for these FMGP sites will not have a material adverse effect on the Company's financial position or results of operations.

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

      The Company expects to meet the requirements of the Act by switching to lower sulfur fuels and through capital expenditures primarily related to fuel burning equipment and boiler modifications. The Company estimates capital expenditures at approximately $28 million, including $5 million in 1994, in order to meet these requirements of the Act.

      (d)   National Energy Policy Act of 1992 -

      The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases and, for the DAEC, averages $1.4 million annually through 2007, of which the Company's 70% share is $1.0 million. The Company is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. The Company's 70% share of the future assessment, $12.9 million payable through 2007, has been recorded as a liability in the Balance Sheets, including $0.8 million included in "Current liabilities - Other," with a related regulatory asset for the unrecovered amount.

      (e)    Federal Energy Regulatory Commission (FERC) Order No. 636 -

      The FERC issued Order No. 636 (Order 636) in 1992. Order 636, as modified on rehearing: 1) requires the Company's pipeline suppliers to unbundle their services so that gas supplies are obtained separately from transportation service, and transportation and storage services are operated and billed as separate and distinct services; 2) requires the pipeline suppliers to offer "no notice" transportation service under which firm transporters (such as the Company) can receive delivery of gas up to their contractual capacity level on any day without prior scheduling; 3) allows pipelines to abandon long-term (one year or more) transportation service provided to a customer under an expiring contract whenever the customer fails to match the highest rate and longest term (up to 20 years) offered to the pipeline by other customers for the particular capacity; and 4) provides for a mechanism under which pipelines can recover prudently incurred transition costs associated with the restructuring process. The Company may benefit from enhanced access to competitively priced gas supply and more flexible transportation services as a result of Order 636. However, the Company will be required to pay certain transition costs incurred and billed by its pipeline suppliers as Order 636 is implemented.

      The Company's three pipeline suppliers have filed tariffs with the FERC implementing Order 636 and the pipelines have also made filings with the FERC to begin collecting their respective transition costs. The Company began paying the transition costs in November 1993, and, at June 30, 1994, has recorded a liability of $5.1 million for such transition costs that have been incurred by the pipelines to date, including $2.3 million expected to be billed through June 1995. While the magnitude of the total transition costs to be charged to the Company cannot yet be determined, the Company believes any transition costs the FERC would allow the pipelines to collect would be recovered from its customers, based upon past regulatory treatment of similar costs by the IUB. Accordingly, regulatory assets, in amounts corresponding to the liabilities, have been recorded to reflect the anticipated recovery.


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The following discussion analyzes significant changes in the components of net income and financial condition from the prior periods for IES Utilities Inc. (the Company).

                             RESULTS OF OPERATIONS

      The Company's net income available for common stock as compared to the same periods last year decreased $1.2 million and $0.7 million for the three and six month periods, respectively, and increased $14.3 million during the twelve month period ended June 30, 1994. The Company's operating income decreased $0.3 million and $0.8 million for the three and six month periods, respectively, and increased $15.5 million during the twelve month period. Reasons for the changes in the results of operations are explained in the following discussion.

                               ELECTRIC REVENUES

      Electric revenues and Kwh sales (before off-system sales) increased or (decreased) for the periods ended June 30, 1994, compared with prior periods, as follows:

                                    Revenues              Kwh Sales
                                   (millions)

       Three months             $        0.8                  2.7%
       Six months               $       (1.9)                 4.0%
       Twelve months            $       63.0                 13.3%


      After adjusting for the effects of weather, sales increased 0.1%, 2.5% and 11.6% for the three, six and twelve month periods, respectively. The underlying growth in the Company's service territory is reflected in increases in commercial and industrial sales for all periods. The increase for the twelve month period also reflects the acquisition of the Iowa service territory from Union Electric Company (UE) on December 31, 1992, for the full 1994 period, but for only one-half of the 1993 period. Excluding the effects of the sales to the former UE customers, sales for the twelve month period increased 7.1%.

      The Company's electric tariffs include energy adjustment clauses (EAC) that are designed to currently recover the costs of fuel and the energy portion of purchased power billings to customers.

      The revenue increase for the three month period was primarily the result of the Kwh sales increase and higher off-system sales to other utilities, substantially offset by lower fuel costs recovered through the EAC and lower average revenue per Kwh, in part related to the sales mix among customer classes.

      The revenue decrease for the six month period was primarily related to lower fuel costs recovered through the EAC, lower off-system sales to other utilities and lower average revenue per Kwh, partially offset by the increase in Kwh sales.

      The revenue increase for the twelve month period was substantially because of the increase in Kwh sales, largely related to the acquisition of the UE territory, increased off-system sales to other utilities and higher recoveries of fuel costs through the EAC. These effects were partially offset by lower average revenue per Kwh primarily caused by the mix of sales among customer classes, as increased sales to lower margin industrial customers comprised a significant portion of the sales increase.

                                 GAS REVENUES

      Gas revenues decreased $1.6 million, $0.8 million and $6.0 million for the three, six and twelve month periods ended June 30, 1994, respectively. The Company's gas tariffs include purchased gas adjustment clauses (PGA) that are designed to currently recover the cost of gas sold. The reduction in gas revenues for all periods was attributable to lower gas costs recovered through the PGA and lower dekatherm sales to ultimate consumers. Sales to ultimate consumers decreased 4.5%, 4.3% and 4.9% for the three, six and twelve month periods, respectively. Including transported volumes, sales increased 6.9% for the three month period, and decreased 0.6% and 1.5% for the six and twelve month periods, respectively. After adjusting for the effects of weather, sales (including transported volumes) increased 15.6% and 1.0% for the three and six month periods, respectively, and were flat for the twelve month period.

                              OPERATING EXPENSES

      Fuel for production decreased $2.4 million and $4.6 million during the three and six month periods, respectively, primarily because of larger under collections of fuel costs through the EAC in 1994; such under collections are recorded as reductions to fuel for production expenses. This decrease was partially offset by the effect of increased Kwh generation during the periods. Fuel for production increased $4.8 million during the twelve month period primarily because of increased Kwh generation at the Company's fossil-fueled generating stations, partially offset by lower generation at the Company's nuclear generating plant, the Duane Arnold Energy Center (DAEC). The lower generation at the DAEC was because of a refueling outage in the 1994 period.

      Purchased power increased $0.1 million and $11.8 million during the three and twelve month periods, respectively, primarily because of increased energy purchases related to increased Kwh sales, partially offset by decreased capacity charges. The decreased capacity charges were attributable to the expiration, in April 1993, of the Muscatine purchase power agreement, net of higher capacity costs relating to contracts associated with the acquisition of the UE territory. Purchased power decreased $8.5 million during the six month period primarily because of a $7 million decrease in capacity charges relating to the expiration of the purchase power agreement with the City of Muscatine. Lower energy purchases, primarily because of lower off-system sales to other utilities and increased generation, also contributed to the reduction in purchased power costs during this period.

      Gas purchased for resale decreased $1.7 million, $0.8 million and $6.8 million for the three, six and twelve month periods, respectively. The decrease for all periods is primarily due to lower dekatherm sales, partially offset by higher natural gas prices.

      Other operating expenses decreased $0.9 million for the three month period and increased $2.3 million and $6.3 million for the six and twelve month periods, respectively. The decrease for the three month period is primarily due to lower electric transmission and distribution costs, partially offset by higher labor and benefit costs. The increases for the six and twelve month periods are primarily attributable to increased labor and benefit costs and higher information systems costs, partially offset by lower electric transmission and distribution costs and, for the twelve month period, lower costs at the DAEC.

      Maintenance expenditures increased $1.3 million, $1.8 million and $3.8 million during the three, six and twelve month periods, respectively. The increases for all periods were primarily related to increased maintenance activities at the Company's generating stations and increased electric transmission and distribution expenditures.

      Depreciation and amortization increased during all periods primarily because of increases in utility plant in service. Depreciation and amortization expenses for both years include a provision for decommissioning the DAEC ($5.5 million annually), which is collected through rates.

      The staff of the Securities and Exchange Commission (SEC) has questioned certain of the current accounting practices regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board has agreed to review the accounting for removal costs, including decommissioning. If such current electric utility industry accounting practices are changed, annual provisions for decommissioning could increase, the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and the liability for the entire expected cost to decommission the DAEC may be required to be recorded currently. If such changes are required, the Company believes that there would not be an adverse effect on its financial position or results of operations based on current rate making practices. See Note 3 of the Notes to Financial Statements for a further discussion of decommissioning.

      Property taxes increased $1.1 million, $2.4 million and $5.4 million during the three, six and twelve month periods, respectively. These increases are primarily because of increases in assessed property values. The acquisition of the UE service territory also contributed to the twelve month increase.

      The increase in income taxes for all periods is, in part, because of the effect of certain temporary differences for which the Company did not record deferred taxes pursuant to rate making practices. Increased pre-tax income for the six and twelve month periods and the effect of a 1% increase in the Federal statutory income tax rate in the twelve month period also contributed to the increase for those periods.

                        LIQUIDITY AND CAPITAL RESOURCES

      The Company's capital requirements are primarily attributable to its construction programs and debt maturities and sinking fund requirements. Cash flows from operating activities for the twelve months ended June 30, 1994, were approximately $139 million. These funds were primarily used for construction and acquisition expenditures.

      It is anticipated that the Company's future capital requirements will be met by both cash flows from operations and external financing. The level of cash flows from operations is partially dependent upon economic conditions, legislative activities, environmental matters and timely rate relief. See
Note 3 and Note 7 of the Notes to Financial Statements for a discussion of the Company's rate cases and contingencies. Access to the long-term and short-term capital and credit markets is necessary for obtaining funds externally.

      The Company's liquidity and capital resources will be affected by environmental and legislative issues, including the ultimate disposition of remediation issues surrounding the former manufactured gas plant (FMGP) issue, the Clean Air Act as amended, the National Energy Policy Act of 1992, and Federal Energy Regulatory Commission (FERC) Order 636, as discussed in Note 7 of the Notes to Financial Statements. Consistent with rate making principles, management believes that the costs incurred for the above matters will not have a material adverse effect on the financial position or results of operations of the Company.

      The Iowa Utilities Board (IUB) has adopted rules which mandate the Company to spend 2% of electric and 1.5% of gas gross retail operating revenues for energy efficiency programs. Energy efficiency costs in excess of the amount in the most recent electric and gas rate cases are being recorded as regulatory assets. At June 30, 1994, the Company had $25.7 million of such costs recorded as regulatory assets. Under this mandate, the Company will make its initial filing for recovery of these costs in mid-August 1994, but does not expect to begin recovering the costs until 1995.

                     CONSTRUCTION AND ACQUISITION PROGRAM

      The Company's construction and acquisition program anticipates expenditures of $150 million for 1994, of which approximately 44% represents expenditures for electric transmission and distribution facilities, 18% represents fossil-fueled generation expenditures and 10% represents nuclear generation expenditures. The Company had construction and acquisition expenditures of approximately $48 million for the six months ended June 30, 1994. Substantial commitments have been made in connection with the remaining anticipated expenditures.

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

                              LONG-TERM FINANCING

      Other than periodic sinking fund requirements, which the Company intends to meet by pledging additional property, approximately $124 million of long-term debt has scheduled maturities prior to December 31, 1998. The
Company intends to refinance the majority of the debt maturities with long-term debt.

      The Indentures pursuant to which the Company issues First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property and contain covenants that restrict the amount of additional bonds that may be issued. At June 30, 1994, such restrictions would have allowed the Company to issue $276 million of additional First Mortgage Bonds. The Company has received authority from the FERC to issue $250 million of First Mortgage Bonds and is currently authorized by the SEC to issue $50 million of long-term debt under an existing registration statement.

      The  Company's  Articles  of   Incorporation  authorize  and  limit  the
aggregate amount of additional shares of Cumulative Preferred Stock and Cumulative Preference Stock which may be issued. At June 30, 1994, the Company could have issued 700,000 shares of Cumulative Preference Stock, $100 par value, and 100,000 additional shares of Cumulative Preferred Stock, $50 par value.

      The Company's capitalization ratios at June 30, were as follows:

                                     1994            1993

      Long-term debt                  48%            44%
      Preferred stock                  2              2
      Common equity                   50             54
                                     100%           100%


      The  1994 ratios include $50 million of long-term debt that is due
      in less  than one year   because it is the Company's intention to
      refinance the debt with long-term issues. The 1993 common equity ratio was temporarily high because the Company had not yet issued long-term debt to replace other recently redeemed long-term debt.

                             SHORT-TERM FINANCING

      For interim financing, the Company is authorized by the FERC to issue, through 1994, up to $125 million of short-term notes. This availability of short-term financing provides flexibility in the issuance of long-term securities. At June 30, 1994, the Company had $3.0 million of commercial paper and $14.3 million of notes payable to associated companies outstanding.

      The Company has an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of $65 million in its pool of utility accounts receivable. At June 30, 1994, $53 million had been sold under the agreement.

      At June 30, 1994, the Company had bank lines of credit aggregating $67.7 million, of which $7.7 million was being used to support pollution control obligations and $3.0 million to support commercial paper. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, the Company has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. The Company also has a letter of credit in the amount of $3.4 million supporting its variable rate pollution control obligations.

                             ENVIRONMENTAL MATTERS

      At June 30, 1994, the Company's Balance Sheets reflect approximately $24 million of liabilities for investigation and remediation of environmental issues. The recorded amount represents the Company's estimate of the minimum aggregate amount that will be incurred for investigation and remediation of the environmental issues, which amount is substantially related to clean-up costs associated with certain former manufactured gas plant (FMGP) sites. In April 1994, the Company received updated investigation reports on a number of sites, which, at some sites, indicated a greater volume of contaminated material needing treatment, and a greater volume of substances requiring higher cost incineration, than was anticipated in prior estimates. Prior estimates were based on investigations conducted at what were expected to be representative sites. It is possible that future cost estimates will be greater than the current estimates as further investigations are conducted and as additional facts become known. The Company has not initiated the investigation on two of the 27 sites for which it has been identified as a Potentially Responsible Party (PRP), but intends to do so, and is continuing work on sites requiring remediation.

      Considering the recorded reserves for environmental liabilities and the past rate treatment allowed by the IUB, management believes that the clean-up costs incurred for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

      Refer to Note 7 of the Notes to Financial Statements for information relating to potential environmental liabilities associated with certain FMGP sites.

      The Low-Level  Radioactive Waste Policy  Amendments Act  of 1985  (Act),
which mandated that each state must take responsibility for the storage of low-level radioactive waste produced within its borders, will have an impact on disposal practices for low-level radioactive waste over the next several years. The State of Iowa has joined the Midwest Interstate Low-Level Radioactive Waste Compact Commission (Midwest Compact Commission), which is planning a storage facility to be located in Ohio to store waste generated by the six states in the Midwest Compact Commission. At June 30, 1994, the Company has prepaid costs of approximately $1 million (included in "Current assets - Prepayments and other" in the Balance Sheets) to the Midwest Compact Commission for the building of such a facility. Due to the legal and political uncertainties, the Company cannot estimate the future payments, if any, that will be made to the Midwest Compact Commission.

      The Company and the other members of the Midwest Compact Commission shipped their low-level wastes to waste management facilities in Barnwell, South Carolina, Hanford, Washington and/or Beatty, Nevada through June 30, 1994. Currently, the Company is storing its low-level radioactive waste generated at the DAEC on-site until new disposal arrangements are finalized among the Midwest Compact Commission members. On-site storage capability currently exists for low-level radioactive waste expected to be generated through the DAEC's license life under normal operating conditions.

      In February 1993, the Nuclear Regulatory Commission (NRC) proposed a rule that would not permit on-site storage of low-level radioactive waste after January 1, 1996, unless the generator of such waste can document that it has exhausted other reasonable waste management options. The Company is currently investigating its options for the disposal of its low-level radioactive waste.

                         PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.
      Reference is made to Notes 3 and 7 of the Notes to Financial Statements for a discussion of rate matters and environmental matters, respectively.

Item 2.  Changes in the Rights of the Company's Security Holders.
None.

Item 3.  Default Upon Senior Securities.
None.

Item 4.  Results of Votes of Security Holders.

      (a)   The   Company  held   its  annual   Meeting  of   Shareholders  on
            May 17, 1994.
      (b)   The  following  matter was  voted upon  at  the Annual  Meeting of
            Shareholders:

            The election of nominees for Directors who will serve for a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows:

            C.R.S. Anderson, J. Wayne Bevis, Dr. George Daly, Blake O. Fisher, Jr., G. Sharp Lannom, IV, Lee Liu, Robert D. Ray, David Q. Reed, Henry Royer, Robert W. Schlutz, and Anthony R. Weiler.

            IES Industries Inc., the sole shareholder of the Company, voted all 13,370,788 shares for the election of the above nominees.

Item 5.  Other Information.

      a) The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Commission as follows:

             For the twelve months ended:

                  June 30, 1994                  3.39
                  December 31, 1993              3.41
                  December 31, 1992              2.49
                  December 31, 1991              2.64
                  December 31, 1990              2.65
                  December 31, 1989              2.82


      b) Effective August 2, 1994, Mr. Jack R. Newman, President of the law firm of Newman, Bouknight, & Edgar, P.C. was elected to serve on the Company's Board of Directors.

            For the twelve months ended June 30, 1994, the Company incurred $596,483 for legal services with Mr. Newman's firm.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits -
      *  3(a)           Bylaws of Registrant, as amended May 17, 1994.

       10(a) Receivables Purchase and Sale Agreement dated as of June 30, 1989, as Amended and Restated as of April 15, 1994, among IES Utilities Inc. (as Seller) and CIESCO L.P. (as the Investor) and Citicorp North America, Inc. (as Agent). (Filed as Exhibit 10(a) to the Company's Form 10-Q for the quarter ended March 31, 1994).

      *10(b) Guaranty (IES Utilities Trust No. 1994-A) from IES Utilities Inc., dated as of June 29, 1994.

      *12         Ratio of Earnings to Fixed Charges.

      *  Exhibits designated by an asterisk are filed herewith.

(b)   Reports on Form 8-K -
      None.

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      IES UTILITIES INC.
                                         (Registrant)



Date August 10, 1994                  By /s/    Dr. Robert J. Latham
                                                     (Signature)
                                                Dr. Robert J. Latham
                                         Senior Vice President, Finance
                                         and Corporate Affairs, & Treasurer




                                      By /s/    Richard A. Gabbianelli
                                                      (Signature)
                                                Richard A. Gabbianelli
                                         Controller & Chief Accounting Officer