Form 10-Q
period 1994-09-30
IES UTILITIES INC
filed 1994-11-10
CIK 52485

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

              THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934

For  the  quarterly period ended       September  30, 1994

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


            Class                     Outstanding at October 31, 1994
Common Stock, $2.50 par value                13,370,788 shares

                      IES UTILITIES INC.

                             INDEX

                                                           Page No.


Part I.  Financial Information.



Item 1.   Financial Statements.

     Balance Sheets -
       September 30, 1994 and December 31, 1993                3 - 4

     Statements of Income -
       Three, Nine and Twelve Months Ended
       September 30, 1994 and 1993                               5

     Statements of Cash Flows -
       Three, Nine and Twelve Months Ended
       September 30, 1994 and 1993                               6

      Notes to Financial Statements                            7 - 18

Item 2.   Management's Discussion and Analysis of the
            Results of Operations and Financial Condition.    19 - 30



Part II.  Other Information.                                  31 - 33



Signatures.                                                     34

          PART 1. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
                  BALANCE SHEETS


                                                   September 30,
                                                      1994        December 31,
ASSETS                                             (Unaudited)       1993
                                                           (in thousands)
Utility plant, at original cost:
  Plant in service -
    Electric                                       $ 1,750,922    $ 1,707,278
    Gas                                                155,861        147,956
    Other                                               79,277         75,845
                                                     1,986,060      1,931,079
   Less - Accumulated depreciation                     869,029        813,312
                                                     1,117,031      1,117,767
   Leased nuclear fuel, net of amortization             50,349         51,681
   Construction work in progress                        65,115         41,937
                                                     1,232,495      1,211,385

Current assets:
  Cash and temporary cash investments                      200         18,313
  Accounts receivable -
    Customer, less reserve                              11,473         22,679
    Other                                                6,591         10,330
  Income tax refunds receivable                          7,458          8,767
  Production fuel, at average cost                      12,848         14,338
  Materials and supplies, at average cost               26,654         26,861
  Adjustment clause balances                               499              0
  Regulatory assets                                     14,984         13,319
  Prepayments and other                                 26,094         31,502
                                                       106,801        146,109

Other assets:
  Regulatory assets                                    177,020        143,080
  Nuclear decommissioning trust funds                   32,681         28,059
  Other investments                                      3,793          2,821
  Deferred charges and other                            18,413         15,524
                                                       231,907        189,484
                                                   $ 1,571,203    $ 1,546,978


                                                   September 30,
                                                      1994        December 31,
CAPITALIZATION AND LIABILITIES                     (Unaudited)       1993
                                                          (in thousands)
Capitalization:
  Common stock - par value $2.50 per share -
    authorized 24,000,000 shares; 13,370,788
    shares outstanding                             $    33,427    $    33,427
  Paid-in surplus                                      279,042        279,042
  Retained earnings ($18,209,000 restricted as
     to payment of cash dividends)                     201,107        188,862
      Total common equity                              513,576        501,331
  Cumulative preferred stock - par value $50
      per share - authorized 466,406 shares;
      366,406 shares outstanding                        18,320         18,320
  Long-term debt                                       430,277        480,074
                                                       962,173        999,725

Current liabilities:
  Notes payable to associated companies                  2,608              0
  Short-term borrowings                                      0         24,000
  Capital lease obligations                             14,241         15,345
  Maturities and sinking funds                          50,224            224
  Accounts payable                                      40,348         47,179
  Dividends payable                                        229          5,229
  Accrued interest                                      11,090          9,438
  Accrued taxes                                         60,491         39,763
  Accumulated refueling outage provision                12,049          2,660
  Adjustment clause balances                                 0          5,149
  Provision for rate refund liability                        0          8,670
  Other                                                 22,413         22,369
                                                       213,693        180,026

Long-term liabilities:
  Capital lease obligations                             36,108         36,336
  Liability under National Energy Policy
    Act of 1992                                         11,967         11,984
  Environmental liabilities                             18,434          9,130
  Other                                                 38,181         29,866
                                                       104,690         87,316

Deferred credits:
  Accumulated deferred income taxes                    250,185        237,464
  Accumulated deferred investment tax credits           40,462         42,447
                                                       290,647        279,911

Commitments and contingencies (Note 7 )

                                                   $ 1,571,203    $ 1,546,978


The accompanying Notes to Financial Statements are an integral part of these statements.



  STATEMENTS OF INCOME (UNAUDITED)

                                      For the Three         For the Nine          For the Twelve
                                      Months Ended          Months Ended          Months Ended
                                      September 30          September 30          September 30
                                         1994       1993       1994       1993       1994       1993
                                                                (in thousands)
 Operating revenues:
  Electric                             $ 165,621 $  170,224 $  412,610 $  419,157 $  543,974 $  527,057
  Gas                                     12,209     15,427    100,506    104,568    150,256    160,146
  Steam                                    1,647      1,741      6,393      6,370      8,932      8,815
                                         179,477    187,392    519,509    530,095    703,162    696,018

Operating expenses:
  Fuel for production                     29,419     20,107     68,067     63,375     92,394     79,763
  Purchased power                         17,305     32,410     48,132     71,690     69,892     89,948
  Gas purchased for resale                 5,388      8,766     69,386     73,550    104,958    115,247
  Other operating expenses                34,563     28,696     96,515     88,367    131,358    118,617
  Maintenance                             11,577     13,289     35,772     35,683     46,307     46,458
  Depreciation and amortization           18,960     17,882     57,280     53,200     73,487     69,128
  Property taxes                           9,261     10,300     29,449     28,099     37,776     35,489
  Federal and state income taxes:
    Current                               18,030     14,948     33,278     29,972     31,667     39,229
    Deferred                                 286      4,150      3,968      5,818     14,061      2,058
    Amortization of investment
      tax credits                           -662       -696     -1,984     -2,087     -4,758     -2,779
  Miscellaneous taxes                      1,227      1,445      4,104      4,137      4,852      5,140
                                         145,354    151,297    443,967    451,804    601,994    598,298

Operating income                          34,123     36,095     75,542     78,291    101,168     97,720

Other income and deductions:
  Allowance for equity funds
    used during construction                 647         64      1,800        305      2,320        669
  Miscellaneous, net                         779       -643      2,442      1,313      3,376      2,092
                                           1,426       -579      4,242      1,618      5,696      2,761

Interest:
  Long-term debt                           9,471      7,881     28,448     25,419     37,955     34,522
  Other                                      785      1,438      2,568      4,039      3,774      5,054
  Allowance for debt funds
     used during construction               -440        -17     -1,164       -676     -1,638       -929
                                           9,816      9,302     29,852     28,782     40,091     38,647

Net income                                25,733     26,214     49,932     51,127     66,773     61,834
Preferred dividend
  requirements                               229        229        686        686        914        914
Net income available for
  common stock                         $  25,504 $   25,985 $   49,246 $   50,441 $   65,859 $   60,920


The accompanying Notes to Financial Statements are an integral part of these statements.


          STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                 For the Three           For the Nine            For the Twelve
                                                                 Months Ended           Months Ended              Months Ended
                                                                   September 30           September 30             September 30
                                                             1994       1993        1994         1993       1994       1993
                                                                                  (in thousands)
Cash flows from operating activities:
  Net income                                                 $ 25,733 $   26,214 $     49,932 $    51,127 $   66,773 $   61,834
  Adjustments to reconcile net income to
    net cash flows from operating activities -
    Depreciation and amortization                              18,960     17,882       57,280      53,200     73,487     69,128
    Principal payments under capital lease obligations          4,079        877       12,584       7,709     16,304     10,147
    Deferred taxes and investment tax credits                    -511      2,925        1,471       2,713      9,290     -1,299
    Amortization of deferred charges                              277        265          821         678      1,092        884
    Refueling outage provision                                  3,338     -8,182        9,389      -3,548      8,048       -534
    Allowance for equity funds used during construction          -647        -64       -1,800        -305     -2,320       -669
    Other                                                       1,115        295        1,666         302      1,913        777
  Other changes in assets and liabilities -
    Accounts receivable                                         2,431     -8,754       15,145      -4,107     10,934    -20,057
    Sale of utility accounts receivable                             0     -3,300         -200      10,490       -200     18,200
    Production fuel, materials and supplies                    -1,323      1,253        1,559       8,012       -545     11,793
    Accounts payable                                            3,644     18,302       -4,942       8,089    -10,714     18,021
    Accrued taxes                                              21,574        514       22,037      -3,835     14,521       -863
    Provision for rate refunds                                      0      1,278       -8,670      -1,168     -7,852     -4,798
    Adjustment clause balances                                 -3,575     -6,741       -5,648       1,009       -291        610
    Gas in storage                                             -5,994     -9,111        2,963        -253        907     -2,767
    Deferred energy efficiency costs                           -4,340     -2,135      -11,511      -6,036    -15,221     -8,032
    Accrued interest                                            1,625         64        1,652      -1,371      3,213     -2,507
    Other                                                       2,664      3,832        4,044       5,359      2,412      1,037
      Net cash flows from operating activities                 69,050     35,414      147,772     128,065    171,751    150,905

Cash flows from financing activities:
  Dividends declared on common stock                          -15,000     -3,800      -37,000     -19,500    -48,800    -23,528
  Dividends declared on preferred stock                          -229       -229         -686        -686       -914       -914
  Dividends payable                                                 0          0       -5,000           0          0        229
  Equity infusion from parent company                               0          0            0      50,000          0     50,000
  Proceeds from issuance of long-term debt                          0          0            0           0    119,400          0
  Reductions in long-term debt                                      0          0         -224     -60,224    -19,624    -60,224
  Net change in short-term borrowings                         -14,658      5,140      -21,392      -9,172    -81,192     65,791
  Principal payments under capital lease obligations           -4,078     -3,415      -12,225     -10,400    -13,102    -13,816
    Net cash flows from financing activities                  -33,965     -2,304      -76,527     -49,982    -44,232     17,538

Cash flows from investing activities:
  Construction and acquisition expenditures                   -33,369    -32,814      -81,704     -74,982   -119,933   -165,000
  Nuclear decommissioning trust funds                          -1,383     -1,383       -4,149      -4,149     -5,532     -5,532
  Other                                                          -824      1,458       -3,505       1,314     -4,276      1,897
    Net cash flows from investing activities                  -35,576    -32,739      -89,358     -77,817   -129,741   -168,635

Net increase (decrease) in cash and
  temporary cash investments                                     -491        371      -18,113         266     -2,222       -192

Cash and temporary cash investments
  at beginning of period                                          691      1,638       18,313       1,743      2,422      2,201

Cash and temporary cash investments
  at end of period                                           $    200 $    2,009 $        200 $     2,009 $      200 $    2,009

Supplemental cash flow information:
  Cash paid during the period for -
    Interest                                                 $  8,578 $    9,187 $     30,526 $    30,739 $   39,079 $   41,757
    Income taxes                                             $  5,442 $    7,921 $     22,049 $    29,261 $   32,917 $   43,495
  Noncash investing and financing activities -
    Capital lease obligations incurred                       $ 10,828 $    1,001 $     11,252 $    14,398 $   11,460 $   13,572


The accompanying Notes to Financial Statements are an integral part of these statements.


           NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                      September 30, 1994

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

      (b)   Accounting  for Certain Investments  in  Debt  and
              Equity Securities -

      On January 1, 1994, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard, which applies to the Company's nuclear decommissioning trust funds at September 30, 1994, requires that unrealized gains and losses on such investments be included in the reported balance of such investments. At September 30, 1994, the balance of the "Nuclear decommissioning trust funds" as shown in the Balance Sheets included $0.6 million of unrealized losses on the investments held in the trust funds. The reserve for decommissioning costs, included in "Accumulated depreciation" in the Balance Sheets was adjusted by a corresponding amount, and there was no effect on net income from adopting this standard.

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

     (b)  1994 Electric Rate Case -

      On July 8, 1994, the Company applied to the IUB for an increase in retail electric rates of approximately $21 million annually, or 4.3%. The Company's proposal includes approximately $19 million in annual revenue requirement related to increased recovery levels of depreciation expense, nuclear decommissioning expense and post-employment benefit costs. To the extent these proposals are approved by the IUB, corresponding increases in expense would be recorded and there would be no effect on net income. Any increase approved by the IUB is not expected to be effective before May 1995. No interim increase was requested.

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

      On  October  21,  1994, the Office of Consumer  Advocate
(OCA) filed a petition in connection with this proceeding to reduce the rates for retail electric service by approximately $40 million or 8.2%. The primary differences between the amount of the increase requested by the Company and the decrease proposed by the OCA are: 1) a 12.9% return on common equity requested by the Company compared to 10.05% proposed by the OCA; 2) OCA's rejection of the Company's proposal to increase collections for decommissioning the DAEC; 3) OCA's rejection of the Company's proposal to increase depreciation rates; 4) OCA's rejection of the Company's request to recover an acquisition adjustment associated with its acquisition of the Iowa service territory of Union Electric Company; and 5) an adjustment to test year sales levels proposed by the OCA. If a rate reduction is ultimately ordered by the IUB, the reduction would be effective from October 21, 1994, and revenues collected beyond that date would be subject to refund to the extent of the reduction approved by the IUB, if any. As of September 30, 1994, no revenues were collected subject to refund.

      Other parties also filed on October 21, 1994, as intervenors in the proceeding. The parties, which primarily represent individual or groups of customers, generally object to the price increase. Certain intervenors made specific comments on various aspects of the Company's proposal, and those that quantified their positions have generally argued for a price decrease, but none as large as that proposed by the OCA.

      The Company will file its rebuttal testimony to the intervenors' positions in December 1994, and a hearing is scheduled for February 1995.

     (c)  1994 Energy Efficiency Cost Recovery Filing -

      The IUB has adopted rules which mandate the Company to spend 2% of electric and 1.5% of gas gross retail operating revenues for energy efficiency programs. On August 15, 1994, the Company applied to the IUB for recovery of approximately $23 million and $13 million for the electric and gas programs, respectively, related to costs incurred through 1993 for such programs. The $36 million total for the electric and gas programs is comprised of $21 million of direct expenditures (recorded as a "Regulatory asset" in the Balance Sheets) and carrying costs, $7 million for a return on the expenditures and $8 million for a reward based on a sharing of the benefits of such programs.

      On October 31, 1994, the OCA and another intervenor in the proceeding filed their direct testimony. The principal difference between the Company and the OCA is approximately $7 million in the reward calculation. Rebuttal testimony by all parties will be filed during the fourth quarter of 1994, and a hearing is scheduled for January 1995. Any increase approved by the IUB is not expected to be effective before March 1995, and recovery is likely to be over a four-year period with a return allowed on the unrecovered portion over the recovery period.

(4)  UTILITY ACCOUNTS RECEIVABLE:

      The Company has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At September 30, 1994, $53 million was sold under the agreement.

(5)  SHORT-TERM DEBT:

      At September 30, 1994, the Company had bank lines of credit aggregating $67.7 million, of which $7.7 million was being used to support pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions that restrict the unused lines of credit. In addition to the above, the Company has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million, of which none was outstanding at
September 30, 1994. Rates are set at the time of borrowing and no fees are paid to maintain this facility. The Company also has a letter of credit in the amount of $3.4 million supporting its variable rate pollution control obligations.

(6)  OFFICE LEASE GUARANTY:

      The Company entered into a lease agreement, effective July 1, 1994, as lessee for its corporate general office in Cedar Rapids, Iowa. The lessor is a trust (IES Utilities Trust, not affiliated with the Company) formed by various financial institutions. The term of the lease is five years, with two one-year extensions available at the Company's option. The Company had previously been leasing the building from a different lessor. Pursuant to its Guaranty associated with the lease, if the Company defaults on its obligations under the lease, it will be required to pay all debt service payments related to the debt incurred by the lessor for purchase of the building, all amounts payable with respect to the equity contributions (including a return on the contributions) made to the trust by the financial institutions, and other payments associated with the lease transaction. The aggregate amount of the potential payments with respect to the Guaranty is approximately $20 million.

(7)  CONTINGENCIES:
          (a)  Nuclear Insurance Programs -

      The  Price-Anderson Amendments Act of  1988  (1988  Act)
provides  the  Company with the benefit  of  $9.0  billion  of public liability coverage consisting of $200 million of insurance and $8.8 billion of potential retroactive assessments from the owners of nuclear power plants. Based upon its ownership of the DAEC, under the 1988 Act, the Company could be assessed a maximum of $79.3 million per nuclear incident, with a maximum of $10 million per year (of which the Company's 70% ownership portion would be approximately $55 million and $7 million, respectively) if losses relating to the incidents exceeded $200 million. These limits are subject to adjustments for inflation in future years.

      The Company is a member of Nuclear Electric Insurance Limited (NEIL), which provides insurance coverage for the cost of certain property losses at nuclear generating stations and for the cost of replacement power during certain outages. Companies insured through NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. NEIL's accumulated reserve funds are currently sufficient to more than cover its exposure in the event of a single incident under the property damage or replacement power coverages. However, the Company could be assessed annually a maximum of $8.5 million for certain property losses and $0.7 million for replacement power if NEIL's losses relating to accidents exceeded its accumulated reserve funds. The Company is not aware of any losses that it believes are likely to result in an assessment.

     (b)  Environmental Liabilities -

      At September 30, 1994, the Company's Balance Sheets reflect $22.7 million (including $4.3 million as current) of liabilities for investigation and remediation of environmental issues. The recorded amount represents the Company's estimate of the minimum aggregate amount that will be incurred for investigation and remediation of the environmental contamination, which amount is substantially related to clean-up costs associated with certain former manufactured gas plant (FMGP) sites. In April 1994, the Company received updated investigation reports on a number of sites, which, at some sites, indicated a greater volume of contaminated soil surface and ground water needing treatment, and a greater volume of substances requiring higher cost incineration, than was anticipated in prior estimates. Prior estimates were based on investigations conducted at what were expected to be representative sites. It is possible that future cost estimates will be greater than the current estimates as further investigations are conducted and as additional facts become known. The Company has not initiated the investigation on two of its 27 sites for which it has been identified as a Potentially Responsible Party (PRP), but intends to do so, and is continuing work on sites requiring remediation.

     The Company has been named as a PRP for its FMGP sites by either the Iowa Department of Natural Resources (IDNR) or the United States Environmental Protection Agency (EPA). The Company is working pursuant to the requirements of the IDNR and EPA to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around its 27 sites in order to protect public health and the environment. Such investigations are expected to be completed by 1999 and site-specific remediations, based on recommendations from the IDNR and EPA, are anticipated to be completed within three years after the completion of the investigations of each site. The Company may be required to monitor these sites for a number of years upon completion of remediation. Such monitoring costs are not included in the estimates above.

       The Company has begun pursuing coverage for investigation, mitigation, prevention, remediation and monitoring costs from its insurance carriers and is investigating the potential for third party cost sharing for FMGP investigation and clean-up costs. The amount of shared costs, if any, can not be reasonably determined and, accordingly, no potential sharing has been recorded at September 30, 1994. Regulatory assets of $22.5 million have been recorded in the Balance Sheets, which reflect the future recovery that is being provided through rates. Considering the recorded reserves for environmental liabilities and the past rate treatment allowed by the IUB, management believes that the clean-up costs incurred by the Company for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

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

      (e)    Federal Energy Regulatory Commission (FERC) Order
               No. 636 -

     The FERC issued Order No. 636 (Order 636) in 1992. Order 636, as modified on rehearing: 1) requires the Company's pipeline suppliers to unbundle their services so that gas supplies are obtained separately from transportation service, and transportation and storage services are operated and billed as separate and distinct services; 2) requires the pipeline suppliers to offer "no notice" transportation service under which firm transporters (such as the Company) can receive delivery of gas up to their contractual capacity level on any day without prior scheduling; 3) allows pipelines to abandon long-term (one year or more) transportation service provided to a customer under an expiring contract whenever the customer fails to match the highest rate and longest term (up to 20 years) offered to the pipeline by other customers for the particular capacity; and 4) provides for a mechanism under which pipelines can recover prudently incurred transition costs associated with the restructuring process. The Company has enhanced access to competitively priced gas supply and more flexible transportation services as a result of Order 636. However, the Company will be required to pay certain transition costs incurred and billed by its pipeline suppliers as Order 636 is implemented.

     The Company's three pipeline suppliers have filed tariffs with the FERC implementing Order 636 and the pipelines have also made filings with the FERC to begin collecting their respective transition costs. The Company began paying the transition costs in November 1993, and, at September 30, 1994, has recorded a liability of $6.6 million for those transition costs that have been incurred by the pipelines to date, including $2.5 million expected to be billed through September 1995. The Company is currently recovering the transition costs from its customers through its Purchased Gas Adjustment Clause as such costs are billed by the pipelines. While the magnitude of the total transition costs to ultimately be charged to the Company cannot yet be determined, the Company believes any transition costs, which the FERC would allow the pipelines to collect from the Company, would be recovered from its customers, based upon regulatory treatment of these costs currently and similar past costs by the IUB. Accordingly, regulatory assets, in amounts corresponding to the liabilities, have been recorded to reflect the anticipated recovery.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The following discussion analyzes significant changes in the components of net income and financial condition from the prior periods for IES Utilities Inc. (the Company).

                     RESULTS OF OPERATIONS

      The Company's net income available for common stock as compared to the same periods last year decreased $0.5 million and $1.2 million for the three and nine month periods, respectively, and increased $4.9 million for the twelve month period ended September 30, 1994. The Company's operating income decreased $2.0 million and $2.7 million for the three and nine month periods, respectively, and increased $3.4 million during the twelve month period. Reasons for the changes in the results of operations are explained in the following discussion.

                       ELECTRIC REVENUES

     Electric revenues and Kwh sales (before off-system sales)
increased    or    (decreased)   for   the    periods    ended
September 30, 1994, compared with prior periods, as follows:

                         Revenues        Kwh
                                        Sales
                        (millions)

     Three months      $   (4.6)         8.0%
     Nine months       $   (6.5)         5.3%
     Twelve months     $   16.9          9.0%


      After adjusting for the effects of weather, sales increased 8.7%, 4.6% and 8.5% for the three, nine and twelve month periods, respectively. The underlying growth in the Company's service territory is reflected in increases in commercial and industrial sales for all periods. The increase for the twelve month period also reflects the acquisition of the Iowa service territory from Union Electric Company (UE) on December 31, 1992, for the full 1994 period, but for only three quarters of the 1993 period. Excluding the effects of the sales to the former UE customers, sales for the twelve month period increased 4.7%.

      The Company's electric tariffs include energy adjustment clauses (EAC) that are designed to currently recover the costs of fuel and the energy portion of purchased power billings to customers.

      The revenue decreases for the three and nine month periods were primarily the result of lower average revenue per Kwh sold, in part because of the sales mix among customer classes, and lower off-system sales to other utilities, partially offset by the overall increase in Kwh sales. Lower fuel costs collected through the EAC also contributed to the revenue decrease for the nine month period.

      The revenue increase for the twelve month period was primarily because of the increase in Kwh sales, partly related to the acquisition of the UE territory, and increased recoveries of fuel costs through the EAC. The effect of the sales increase was partially offset by lower off-system sales and lower average revenue per Kwh sold.

                         GAS REVENUES

      Gas revenues decreased $3.2 million, $4.1 million and $9.9 million for the three, nine and twelve month periods, respectively. The Company's gas tariffs include purchased gas adjustment clauses (PGA) that are designed to currently recover the cost of gas sold. Sales, including transported volumes, were flat for the three month period and decreased 0.5% and 2.0% for the nine and twelve month periods, respectively. The reduction in gas revenues for all periods was attributable to lower gas costs recovered through the PGA and, for the nine and twelve month periods, lower dekatherm sales. After adjusting for the effects of weather, sales increased 1.5% and 1.0% for the three and nine month periods, respectively, and were flat for the twelve month period.

                       OPERATING EXPENSES

      Fuel for production increased $9.3 million, $4.7 million and $12.6 million during the three, nine and twelve month periods, respectively, primarily because of increased generation at the Company's nuclear and fossil-fueled generating stations. The Company's nuclear generating station, the Duane Arnold Energy Center (DAEC), was down for a refueling outage in the third quarter of 1993, which was the primary reason for increased nuclear generation in 1994. The underlying reason for the generation increases in total was the increased Kwh sales discussed earlier.

     Purchased power decreased $15.1 million, $23.6 million and $20.1 million during the three, nine and twelve month periods, respectively. The decreases were primarily because of lower energy purchases resulting from the increased generation, as explained above, and lower capacity costs for the nine and twelve month periods. The decreased capacity charges were attributable to the expiration, in April 1993, of the Muscatine purchase power agreement, net of higher capacity costs associated with other contracts, in part related to the acquisition of the UE territory.

       Gas purchased for resale decreased $3.4 million, $4.2 million and $10.3 million for the three, nine and twelve month periods, respectively. The decrease for all periods is largely related to a reduction in gas purchases caused by a decrease in sales to ultimate consumers. Transported volumes increased during all periods but the Company does not incur a purchased gas cost for such volumes.

       Other operating expenses increased $5.9 million, $8.1 million and $12.7 million for the three, nine and twelve month periods, respectively. The increases for all periods are primarily attributable to increased costs at the DAEC, higher information systems costs and increased clean-up costs for former manufactured gas plant sites. Increased labor and benefit costs also contributed to the increase for the nine and twelve month periods.

      Maintenance expenditures decreased $1.7 million for the three month period primarily because of less maintenance activities at the Company's fossil generating stations.

       Depreciation and amortization increased during all periods primarily because of increases in utility plant in service. Depreciation and amortization expenses for both years include a provision for decommissioning the DAEC ($5.5 million annually), which is collected through rates.

     The staff of the Securities and Exchange Commission (SEC) has questioned certain of the current accounting practices regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board has agreed to review the accounting for removal costs, including decommissioning. If such current electric utility industry accounting practices are changed, annual provisions for decommissioning could increase, the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and the liability for the entire expected cost to decommission the DAEC may be required to be recorded currently. If such changes are required, the Company believes that there would not be an adverse effect on its financial position or results of operations based on current rate making practices. (See Note 3(b) of the Notes to
Financial Statements for a discussion of the Company's proposal for collection of decommissioning costs included in its current rate filing).

     Property taxes decreased $1.0 million for the three month period primarily because of an adjustment recorded to property tax accruals. Property taxes increased $1.4 million and $2.3 million during the nine and twelve month periods, respectively, primarily because of increased property taxes associated with increases in assessed property values of utility property.

                           INTEREST

      Interest expense on long-term and other debt increased $0.9 million, $1.6 million and $2.2 million during the three, nine and twelve month periods, primarily because of increases in the average amount of debt outstanding. The average interest rate for all periods remained fairly constant.


                LIQUIDITY AND CAPITAL RESOURCES

       The Company's capital requirements are primarily attributable to its construction programs, debt maturities and sinking fund requirements. Cash flows from operating activities for the twelve months ended September 30, 1994, were approximately $172 million. These funds were primarily used for construction expenditures and dividends on common stock.

      It is anticipated that the Company's future capital requirements will be met by both cash flows from operations and external financing. The level of cash flows from operations is partially dependent upon economic conditions, legislative activities, environmental matters and timely rate relief. See Note 3 and Note 7 of the Notes to Financial Statements for a discussion of rate cases and contingencies, respectively. Access to the long-term and short-term capital and credit markets is necessary for obtaining funds externally. The Company's debt ratings currently are as follows:

                              Moody's        Standard & Poors

        Long-term debt          A1                 A
        Short-term debt         P1                 A1


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

      The Iowa Utilities Board (IUB) has adopted rules which mandate the Company to spend 2% of electric and 1.5% of gas gross retail operating revenues for energy efficiency programs. Energy efficiency costs in excess of the amount in the most recent electric and gas rate cases are being recorded as regulatory assets. At September 30, 1994, the Company had $30 million of such costs recorded as regulatory assets. Under this mandate, the Company made its initial filing for recovery of certain of these costs in August 1994, but does not expect to begin recovering the costs until 1995. See Note 3(c) of the Notes to Financial Statements for a further discussion of the filing.

              CONSTRUCTION AND ACQUISITION PROGRAM

        The Company's construction program anticipates expenditures of $150 million for 1994, of which approximately 44% represents expenditures for electric transmission and distribution facilities, 18% represents fossil-fueled generation expenditures and 10% represents nuclear generation expenditures. The Company had construction expenditures of approximately $82 million for the nine months ended September 30, 1994. Substantial commitments have been made in connection with the expenditures anticipated before the end of 1994.

      The Company's levels of construction expenditures are projected to be $149 million in 1995, $144 million in 1996, $149 million in 1997, and $160 million in 1998. It is estimated that approximately 80% of construction expenditures will be provided by cash from operating activities (after payment of dividends) for the five year period 1994-1998.

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

     The Indentures pursuant to which the Company issues First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property and contain covenants that restrict the amount of additional bonds that may be issued. At September 30, 1994, such restrictions would have allowed the Company to issue $290 million of additional First Mortgage Bonds. The Company has received authority from the FERC to issue $250 million of First Mortgage Bonds and is currently authorized by the SEC to issue $50 million of long-term debt under an existing registration statement.

      The Company's Articles of Incorporation authorize and limit the aggregate amount of additional shares of Cumulative Preferred Stock and Cumulative Preference Stock which may be issued. At September 30, 1994, the Company could have issued 700,000 shares of Cumulative Preference Stock, $100 par value, and 100,000 additional shares of Cumulative Preferred Stock, $50 par value.

     The Company's capitalization ratios at September 30, were as follows:

                                         1994       1993

        Long-term debt                    47%      43%
        Preferred stock                    2        2
        Common equity                     51       55
                                         100%     100%


     The 1994 ratios include $50 million of long-term debt that is due in less than one year because it is the Company's intention to refinance the debt with long-term issues. The 1993 common equity ratio was temporarily high because the Company had not yet issued long-term debt to replace other long-term debt that had been recently redeemed.


                     SHORT-TERM FINANCING

      For interim financing, the Company is authorized by the FERC to issue, through 1994, up to $125 million of short-term notes. In the fourth quarter of 1994, the Company filed with the FERC to increase its authorized level of short-term borrowings to $200 million through 1996. Approval from the FERC is expected before December 31, 1994. This availability of short-term financing provides flexibility in the issuance of long-term securities. At September 30, 1994, the Company had $2.6 million of notes payable to associated companies outstanding.

     The Company has an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of $65 million in its pool of utility accounts receivable. At September 30, 1994, $53 million was sold under the agreement.

      At September 30, 1994, the Company had bank lines of credit aggregating $67.7 million, of which $7.7 million was being used to support pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions that restrict the unused lines of credit. In addition to the above, the Company has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million, of which none was outstanding at September 30, 1994. Rates are set at the time of borrowing and no fees are paid to maintain this facility. The Company also has a letter of credit in the amount of $3.4 million supporting its variable rate pollution control obligations.

                     ENVIRONMENTAL MATTERS

      At September 30, 1994, the Company's Balance Sheets reflect $22.7 million of liabilities for investigation and remediation of environmental issues. The recorded amount represents the Company's estimate of the minimum aggregate amount that will be incurred for investigation and remediation of the environmental contamination, which amount is substantially related to clean-up costs associated with certain former manufactured gas plant (FMGP) sites. In April 1994, the Company received updated investigation reports on a number of sites, which, at some sites, indicated a greater volume of contaminated soil surface and ground water needing treatment, and a greater volume of substances requiring higher cost incineration, than was anticipated in prior estimates. Prior estimates were based on investigations conducted at what were expected to be representative sites. It is possible that future cost estimates will be greater than the current estimates as further investigations are conducted and as additional facts become known. The Company has not initiated the investigation on two of its 27 sites for which it has been identified as a Potentially Responsible Party
(PRP), but intends to do so, and is continuing work on sites requiring remediation.

       The Company has begun pursuing coverage for investigation, mitigation, prevention, remediation and monitoring costs from its insurance carriers and is investigating the potential for third party cost sharing for FMGP investigation and clean-up costs. The amount of shared costs, if any, can not be reasonably determined and, accordingly, no potential sharing has been recorded at September 30, 1994.

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

      The Low-Level Radioactive Waste Policy Amendments Act of
1985   (Act),  which  mandated  that  each  state  must   take
responsibility for the storage of low-level radioactive waste produced within its borders, will have an impact on disposal practices for low-level radioactive waste over the next
several  years.   The  State of Iowa has  joined  the  Midwest
Interstate Low-Level Radioactive Waste Compact Commission (Midwest Compact Commission), which is planning a storage facility to be located in Ohio to store waste generated by the
six   states   in   the   Midwest  Compact   Commission.    At
September  30,  1994,  the  Company  has  prepaid   costs   of
approximately   $1  million  (included  in   "Current   assets
- - Prepayments and other" in the Balance Sheets) to the Midwest
Compact  Commission for the building of such a facility.   Due
to the legal and political uncertainties, the Company cannot estimate the future payments, if any, that will be made to the Midwest Compact Commission.

      The Company and the other members of the Midwest Compact Commission shipped their low-level wastes to waste management facilities in Barnwell, South Carolina, Hanford, Washington and/or Beatty, Nevada, through June 30, 1994. Currently, the Company is storing its low-level radioactive waste generated at the DAEC on-site until new disposal arrangements are finalized among the Midwest Compact Commission members. On-site storage capability currently exists for low-level radioactive waste expected to be generated under normal operating conditions through the DAEC's license life.

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

None.

Item 3.  Default Upon Senior Securities.

None.

Item 4.  Results of Votes of Security Holders.

None.

Item 5.  Other Information.

(a) The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Commission as follows:

       For the twelve months ended:

        September 30, 1994           3.28
        December 31, 1993            3.41
        December 31, 1992            2.49
        December 31, 1991            2.64
        December 31, 1990            2.65
        December 31, 1989            2.82


(b)  Mr.  Stephen  W.  Southwick  was  named  Vice  President,
     General  Counsel & Secretary effective November 2,  1994.
     Mr.  Southwick  had  previously  been  Vice  President  &
     General Counsel.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits -

       3(a)    Bylaws of Registrant, as amended
               May   17,  1994  (Filed  as  Exhibit  3(a)   to
               Company's Form 10-Q for the quarter ended  June
               30, 1994).

      10(a)    Receivables Purchase and  Sale
               Agreement dated as of June 30, 1989, as Amended and Restated as of April 15, 1994, among IES Utilities Inc. (as Seller) and CIESCO L.P. (as the Investor) and Citicorp North America, Inc. (as Agent). (Filed as Exhibit 10(a) to the Company's Form 10-Q for the quarter ended March 31, 1994).

      10(b)    Guaranty (IES Utilities  Trust
               No. 1994-A) from IES Utilities Inc., dated as of June 29, 1994. (Filed as Exhibit 10(b) to the Company's Form 10-Q for the quarter ended
               June 30, 1994).

     *12       Ratio of Earnings to Fixed Charges.

     *27       Financial Data Schedule.

     *  Exhibits designated by an asterisk are filed herewith.

(b)  Reports on Form 8-K -

     None.

                          SIGNATURES


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           IES UTILITIES INC.
                                              (Registrant)




Date  November 10, 1994       By /s/     Dr. Robert J. Latham
                                              (Signature)
                                         Dr. Robert J. Latham
                                    Senior   Vice   President, Finance
                                    and Corporate Affairs, & Treasurer




                              By /s/    Richard A. Gabbianelli
                                              (Signature)
                                        Richard A. Gabbianelli
                                    Controller & Chief Accounting Officer