Form 10-K
IES UTILITIES INC
filed 1995-03-30
CIK 52485

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                           FORM 10-K

(Mark One)
(X)  ANNUAL  REPORT  PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                                    OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from           to

Commission file number 0-4117-1

                      IES UTILITIES INC.
    (Exact name of registrant as specified in its charter)


             Iowa                                 42-0331370
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)


      IES Tower, Cedar Rapids, Iowa                  52401
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code  319-398-4411

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

The aggregate market value of the registrant's voting stock held by non-affiliates, as of February 28, 1995 was $0.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of February 28, 1995.

      Common Stock, $2.50 par value -  13,370,788  shares

                            PART I

Item l.  Business

      IES Utilities Inc. (the Company) is a wholly-owned subsidiary of IES Industries Inc. (Industries). The Company is primarily a public utility operating company engaged in providing electric energy, natural gas and, to a limited extent, steam used for heating and industrial purposes, in the State of Iowa. The Company provides service to approximately 330,000 electric and 173,000 natural gas retail customers as well as 32 resale customers in more than 550 Iowa communities.

     The Company's only wholly-owned subsidiary as of December 31, 1994, was IES Ventures Inc. (Ventures), which is a holding company for unregulated investments. Ventures' wholly-owned subsidiary at December 31, 1994, was IES Midland Development Inc. (Midland), which owns and operates a landfill in Ottumwa, Iowa. Both Ventures and Midland were formed in December 1994 and neither had any operations in 1994. Ventures also has a
35% equity investment in Aqua Ventures L.C., which is an aquaculture facility formed to raise fish for human consumption.

      The Company's sales of electricity (in Kwh), excluding off-system sales, increased (decreased) 4.3%, 24.9% and (1.5%), during the years 1994-1992, respectively. The 1994 Kwh sales were adversely affected by milder than normal weather, particularly during the summer months. The 1993 increase is attributable to the acquisition of the Iowa retail service territory from Union Electric Company (UE) (See Note 2 of the Notes to Consolidated Financial Statements) and a return to more normal weather conditions. The 1992 results were adversely affected by extremely mild weather conditions in the Company's service territory. Total gas delivered by the Company, including transported volumes, increased (decreased) (2.7%), 5.3% and (0.3%) during the years 1994-1992, respectively.

      The approximate percentages of the Company's revenue and operating income before income taxes and interest derived from the sale of electricity and gas during the years 1994-1992 are as follows:

                                 1994        1993         1992
Revenues:
      Electric                    78%         77%          76%
      Gas                         20          22           23

Operating income before
   income taxes and interest:
      Electric                    93%         90%          91%
      Gas                          6          10            8


       The relationships between the electric and gas percentages presented above are influenced by changes in energy sales, timing of rate proceedings and changes in the costs of fuel or purchased gas billed to customers through related adjustment clauses.

      There are seasonal variations in the Company's electric and gas businesses, which are principally related to the use of energy for air conditioning and heating. In 1994, 40.2% of the Company's electric revenues were reported in June through September, reflecting the use of electricity for cooling, and 60.1% of the Company's gas revenues were reported in the months of January, February, March and December, reflecting the use of gas for heating.

      For additional information concerning electric and gas operations, see Item 1. "Other Information Relating to The Company", Item 7. "Management's Discussion and Analysis of the Results of Operations and Financial Condition" and the Electric and Gas Operating Comparisons.


Other Information Relating to the Company

      CONSTRUCTION AND ACQUISITION PROGRAM AND FINANCING. The capital requirements, including $3.1 million of sinking funds that may be met by pledging additional utility property, for the period 1995-1999 are estimated at $1.1 billion and are summarized as follows:

                                   Capital Requirements
                           1995      1996      1997       1998      1999
                                      (in thousands)
Construction and
  acquisition expenditures -
    Electric:
      Generation         $  52,687  $  48,369  $  47,992  $  62,484  $  72,965
      Transmission          14,578     30,538     24,393     32,698     30,065
      Distribution          37,504     42,910     40,250     40,820     42,525
      Other                 11,836     13,146      9,810     10,784     10,873
    Gas and other           46,559     32,323     23,262     22,971     25,861
Total construction
  and acquisition
    expenditures           163,164    167,286    145,707    169,757    182,289
Energy efficiency
  expenditures              12,986     13,406     14,474     15,379     14,605
Long-term debt
  maturities and
    sinking funds          100,920     15,770      8,690        690     50,690
Total capital
  requirements           $ 277,070  $ 196,462  $ 168,871  $ 185,826  $ 247,584


      The Company intends to refinance the majority of the debt maturities with long-term securities.

       Approximately 34% of the Company's construction expenditures are related to generation. Of this amount, approximately 64% represents capacity expansions and other improvements at fossil generating stations and 36% represents modifications and improvements at the Company's nuclear generating station, the Duane Arnold Energy Center
(DAEC).

      For a discussion regarding the Company's assumptions in financing future capital requirements, see the "Liquidity and Capital Resources" section of Item 7. "Management's Discussion and Analysis of the Results of Operations and Financial Condition."

     REGULATION. The Company operates pursuant to the laws of the State of Iowa and is thereby subject to the jurisdiction of the Iowa Utilities Board (IUB). The IUB has authority to regulate rates and standards of service, to prescribe accounting requirements and to approve the location and construction of electric generating facilities having a capacity in excess of 25,000 Kw. The IUB is comprised of three Commissioners appointed by the Governor and ratified by the State Senate. Requests for rate relief are based on historical test periods, adjusted for certain known and measurable changes. The IUB must decide on requests for rate relief within 10 months of the date of the application for which relief is filed or the interim rates granted become permanent. Interim rates, if allowed, are permitted to become effective, subject to refund, no later than 90 days after the rate increase application is filed.

     In Iowa, non-exclusive franchises, which cover the use of streets and alleys for public utility facilities in incorporated communities, are granted for a maximum of twenty-five years by a majority vote of local qualified residents. In addition, the IUB defines the boundaries of mutually exclusive service territories for all electric utilities. The IUB has jurisdiction and grants franchises for the use of public highway rights-of-way for electric and gas facilities outside corporate limits.

     The Company is subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) with respect to wholesale
electric  sales  and  the  issuance of  securities.   Revenues
derived from the Company's wholesale and off-system sales amounted to 6.9%, 9.0% and 10.1% of electric revenues for 1994-1992, respectively. The 1994 decrease is primarily the result of lower off-system sales to other utilities. The Company's consolidated subsidiaries are not subject to regulation by the IUB or the FERC.

     EMPLOYEES. At December 31, 1994, the Company had a total of 2,248 regular full-time employees, of which an aggregate of 1,124 employees were subject to six collective bargaining arrangements.

      ENVIRONMENTAL MATTERS. The Company is regulated in environmental protection matters by a number of Federal, state and local agencies. Such regulations are the result of a number of environmental protection laws passed by the U. S. Congress, state legislature and local governments and enforced by Federal, state and county agencies. The laws impacting the Company's operations include the Clean Water Act; Clean Air Act, as amended by the Clean Air Act Amendments of 1990; National Environmental Policy Act; Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986; Occupational Safety and Health Act; National Energy Policy Act of 1992 and a number of others.

      The Company regularly secures and renews Federal, state and local permits to comply with the environmental protection laws and regulations. Costs associated with such compliances have increased in recent years and are expected to increase moderately in the future. The Clean Air Act Amendments of 1990 calls for significant reductions in sulfur dioxide and nitrogen oxide air emissions. The majority of such reductions will be required from utilities. It is anticipated that any costs incurred by the Company will be recovered from its ratepayers under current regulatory principles. Refer to Notes 11(a) and 11(g) of the Notes to Consolidated Financial Statements for additional information regarding the Company's expected capital expenditures.

      In January 1995, the Company received an Administrative Compliance Order (ACO) from the United States Environmental Protection Agency (EPA) alleging noncompliance and requiring the Company to satisfy certain monitoring, reporting, and recordkeeping requirements of the Acid Rain Program at its Phase II units. The Company has since notified EPA that it is currently in compliance with the specified requirements. EPA has indicated that it is considering issuing an Administrative Penalty Order to address the alleged noncompliance. Management believes that any penalties incurred by the Company would not have a material adverse effect on its financial position or results of operations.

       At December 31, 1994, the Company had recorded $43 million of environmental liabilities, which, pursuant to generally accepted accounting principles, represents either the best current estimate or the minimum amount of the estimated range of such costs which the Company expects to incur, depending on the information known for each site. These estimates are subject to continuing review and could ultimately exceed the recorded amounts.

      The Company has been named as a Potentially Responsible Party (PRP) for certain former manufactured gas plant (FMGP) sites by either the Iowa Department of Natural Resources
(IDNR), the Minnesota Pollution Control Agency (MPCA) or the EPA. The Company is working with the IDNR, MPCA and EPA to investigate its sites and to determine the appropriate remediation activities that may be needed to mitigate health and environmental concerns.

     The Company is investigating the possibility of insurance and third party cost sharing for FMGP clean-up costs. The amount of shared costs, if any, cannot be reasonably determined and, accordingly, no potential sharing has been recorded at December 31, 1994. Considering the rate treatment allowed by the IUB, management believes that the clean-up costs incurred by the Company for these FMGP sites will not have a material adverse effect on its financial position or results of operations. Refer to Note 11(f) of the Notes to Consolidated Financial Statements for more information.

       The Nuclear Waste Policy Act of 1982 assigned responsibility to the U.S. Department of Energy (DOE) to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. The Company entered into such a contract and has made the agreed payments to DOE. The DOE, however, has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010. The Company has been storing spent nuclear fuel on-site since plant operations began in 1974 and has current on-site capability to store spent fuel until 2002. The Company is aggressively reviewing options for additional spent nuclear fuel storage capability, including expanding on-site storage, pursuing other off-site storage and supporting legislation to resolve the lack of progress by the DOE.

      The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The State of Iowa has joined the Midwest Interstate Low-Level Radioactive Waste Compact Commission (Compact), which is planning a storage facility to be located in Ohio to store waste generated by the Compact's six member states. At December 31, 1994, the Company has prepaid costs of approximately $1 million to the Compact for the building of such a facility. Currently, the Company is storing its low-level radioactive waste generated at the DAEC on-site until new disposal arrangements are finalized among the Compact members. A Compact disposal facility is anticipated to be in operation in approximately ten years. On-site storage capability currently exists for low-level radioactive waste expected to be generated until the Compact facility is able to accept waste materials.

      The Company was notified in 1986 by the EPA of its investigation and potential corrective action for the control of releases and threatened releases of hazardous substances at the Maxey Flats Nuclear Disposal site at Morehead, Kentucky. The EPA action is being taken pursuant to CERCLA, and under such act the Company has been designated as a PRP (there are 832 in total) as defined under CERCLA. The EPA notice encouraged all PRP's to undertake voluntary clean-up activities at the site. A Steering Committee has been organized and the Company is participating in its activities. Low-level radioactive wastes were the only materials contributed to the site by the Company. Such contributions comprise only 0.28% of the total volumes deposited by all contributors. The Steering Committee is nearing settlement of the issues with the EPA, the State of Kentucky and deminimis parties. Proposed Consent Decrees are currently being reviewed and, once executed, will be submitted to the court for approval.

      The environmental concern is that a release of hazardous substances has occurred at the Maxey Flats site and that such release may pose an environmental threat to local surface waters, ground waters, wells and landowners. The Company's portion of the costs of the remedial activities, including the ultimate clean-up, are currently estimated at $275,000 which is included in the $43 million of environmental liabilities the Company has recorded at December 31, 1994. The Company has notified its nuclear insurance carriers of the proceedings.

      The possibility that exposure to electric and magnetic fields emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of increased public, governmental and media attention. A considerable amount of scientific research has been conducted on this topic without definitive results. Research is continuing in order to resolve scientific uncertainties.

      Refer  to Note 11 of the Notes to Consolidated Financial
Statements and Item 7. "Management's Discussion and Analysis of the Results of Operations and Financial Condition" for further discussion of environmental matters.

       RATE  MATTERS.   Refer  to  Note  3  of  the  Notes  to
Consolidated Financial Statements for a discussion of the Company's rate matters.

      ELECTRIC OPERATIONS. The Company's net peak load (60 minutes integrated) of 1,779,627 kilowatts occurred on June 17, 1994. At the time of the peak load, no interruptible customers were interrupted, however, 7,210 residential air conditioning cycling customers were interrupted. The total kilowatts interrupted was 5,840 of a possible 318,102 kilowatts available for interruption. The Company's additional reserve obligation at that time was 226,744 kilowatts. The net capability of the Company's generating stations at the time of this peak load was 1,741,100 kilowatts, with an additional 280,000 kilowatts being available under purchase contracts, thereby providing an aggregate capability of 2,021,100 kilowatts.

     The Company projects an electric sales growth rate of 2.0 to 2.5 percent per year over the next decade, which will be met by a mix of its existing generation, capacity purchases and new construction. The construction activities will be undertaken in a fashion that best meets the needs of individual customers and the system as a whole. See Note 11(b) of the Notes to Consolidated Financial Statements for a discussion of the Company's firm contracts for the purchase of capacity.

      The Company is interconnected with other utilities in Iowa and neighboring states and is a member of the Mid-
Continent Area Power Pool (MAPP). MAPP's purpose is to coordinate the planning, construction and operation of generation and transmission facilities, and the purchase and sale of power and energy among its members.

      In addition, the Company, Midwest Power Systems Inc. (Midwest) and Iowa-Illinois Gas and Electric Company (Iowa-Illinois) are partners in ENEREX, a general partnership formed to operate a common control system for dispatching electricity. Through ENEREX, the most efficient electric generating plants are used to meet the combined electric needs of the customers of all of the partners. The ENEREX control center recommends the specific generating units to be operated each day in order to provide the most economical and efficient use of such units at any particular time. The partnership is being dissolved on June 30, 1995, due to the pending merger of Midwest and Iowa-Illinois. After that time, there would only be two members in the partnership, thus the diversity and savings available would no longer justify the existence of the partnership.

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

      The Company maintains and operates transmission and substation facilities connecting with its high voltage transmission systems pursuant to a non-cancellable operating agreement (the Operating Agreement) with Central Iowa Power Cooperative (CIPCO). The Operating Agreement, which will terminate on December 31, 2035, provides for the joint use of certain transmission facilities of the Company and CIPCO.

      For comments relating to agreements between the Company and its partners for the joint ownership of the DAEC, the Ottumwa Generating Station (OGS), and Neal Unit No. 3, see
Item 2. "Properties" and Note 12 of the Notes to Consolidated Financial Statements.

      FUEL SUPPLY. The following table details the sources of the electricity sold by the Company during 1994 and expected sources for the following three years:


                          Actual     /-------- Expected -------/
                           1994       1995       1996     1997

Fossil, primarily coal      50%        61%        60%      60%
Nuclear                     26         23         22       26
Purchases                   24         16         18       14
                           100%       100%       100%     100%


      The above percentages assume nuclear refueling outages will occur during both 1995 and 1996. There was no refueling outage in 1994. The 1994 purchases include purchases by the Company from Terra Comfort Corporation (an affiliate of the Company). Effective December 31, 1994, the Company purchased all of the assets of Terra Comfort. The increase in the expected fossil percentages from the 1994 actual is a function of lower projected fuel costs for 1995-1997 as well as the timing of the nuclear refueling outages. In addition, the Company anticipates the availability and efficiency of its fossil generating stations to be greater in 1995-1997 due to capacity improvements made at certain stations in recent years.

      The Company's primary fuel source is coal and the generation mix is influenced directly by refueling outages at the DAEC. The average cost of fuel used for generation by the Company for the years 1994-1992 is presented below:

                                   1994       1993       1992

Average cost of fuel:

    Nuclear, per million Btu's    $ .67      $ .60     $  .55
    Coal, per million Btu's         .97        .97       1.08
    Average for all fuels,
      per million Btu's             .89        .90        .93


     The following table summarizes the Company's minimum coal contract commitments:

                   Average
                   Annual                         Maximum estimated base price
                   Quantity  Termination  Sulfur   per ton of coal delivered
                   (Tons)       Date      Content   1995     1996       1997

Cordero Mining Co.
  (OGS) (1)        780,571    12/31/01     0.6%   $  17.24  $  17.76  $  18.29

Koch Carbon Inc.
  (Sutherland)     100,000    12/31/99     6.2%   $  19.23  $  19.51  $  19.77

Caballo Coal Co.
  (OGS) or
    (BGS) (2)    1,200,000    12/31/97     0.4%   $  12.41  $  12.80  $  13.19

Thunder Basin
  (Sutherland)     320,000    12/31/96     0.3%   $  13.63  $  13.95  $  N/A

Caballo Rojo
  (BGS)            200,000    12/31/96     0.3%   $  14.83  $  15.18  $  N/A

Caballo Rojo (3)   640,000    12/31/96     0.3%   $  16.17  $  16.56  $  N/A

Short-term
  contracts
    (BGS)           27,000    04/30/95     1.0%   $  22.50  $  N/A    $  N/A


          (1) Cost under the contracts is comprised of base contract prices plus specifically contracted periodic adjustments for increases in certain specific costs of producing the coal. The effect of such adjustments to the base contract prices of future coal cannot currently be predicted with any certainty.

          (2)   The  contract  covers 1,200,000  to  1,550,000
          annual tons delivered to either OGS or Burlington Generating Station (BGS). The prices listed in the table are for OGS; the BGS delivered price would be slightly higher.

          (3)   Coal may be delivered to either Prairie  Creek
          Station or Sixth Street Station. The prices listed in the table are for Prairie Creek; the Sixth Street delivered price would be slightly higher.


      During 1994, the Company purchased a total of 3,761,000 tons of coal for its generating plants. At December 31, 1994, the Company had coal inventory at its principal generating stations ranging from 58 to 119 days' usage during high demand periods or a weighted average of 70 days' usage.

      The Company estimates that its existing coal fired generating units will require approximately 13,292,000 tons of coal to operate during the period 1995-1997. The Company believes that an ample supply of coal is available in the spot market and intends to purchase such coal as necessary to supplement its coal supply contracts and meet its generation requirements.

      Some of the Company's contracted coal supply is provided by surface mining operations which are regulated by the Federal Strip Mine Act. Most of the surface mining coal contracts contain clauses which pass reclamation and royalty costs through to the respective utility; such costs billed to the Company are recoverable through its Energy Adjustment Clauses (EAC). See Note 1(j) of the Notes to Consolidated Financial Statements for discussion of the EAC.

      The Company has purchased a supply of UF6 pursuant to a contract with Eldorado, Ltd. of Canada which, along with previously purchased and contracted amounts, will provide the Company with sufficient UF6 to cover its needs through the 1995 refueling. Such uranium is being held without charge by the United States Department of Energy (DOE) under a usage agreement between the DOE and the Company, which allows the Company to retrieve the material as needed. Bids are currently being evaluated for purchase of additional uranium. Enrichment services are being provided by the United States Enrichment Corporation (USEC) under a contract which extends to the year 2014 or the retirement of the plant, whichever occurs first. Under provisions of that contract, the Company is exploring possibilities of obtaining lower cost enrichment from non-USEC sources. Fabrication of the nuclear fuel is being performed by General Electric Company for fuel through the 2008 refueling of the DAEC. See Note 11(f) of the Notes to Consolidated Financial Statements for a discussion of the Company's assessment under the National Energy Policy Act of 1992 for the "Uranium Enrichment Decontamination and Decommissioning Fund," which is based upon prior nuclear fuel purchases.

     Refer to Item 1. "Environmental Matters" for a discussion of nuclear waste disposal issues.

     GAS OPERATIONS.  With the advent of FERC Order 636 (Order
636), issued in 1992, the nature of the Company's gas supply portfolio has changed. Traditionally, the Company's natural gas was supplied by the following interstate pipelines - Northern Natural Gas Company (Northern), Natural Gas Pipeline Company of America (Natural) and ANR Pipeline Company (ANR). These pipelines were obligated to supply natural gas to the Company under peak day conditions up to pre-determined contract levels. Order 636, among other things, eliminated the interstate pipelines obligation to serve and now requires the Company to purchase virtually 100% of its gas supply requirements from non-pipeline suppliers.

      Order 636, as modified on rehearing: 1) requires the Company's pipeline suppliers to unbundle their services so that gas supplies are obtained separately from transportation service, and transportation and storage services are operated and billed as separate and distinct services; 2) requires the pipeline suppliers to offer "no notice" transportation service under which firm transporters (such as the Company) can receive delivery of gas up to their contractual capacity level on any day without prior scheduling; 3) allows pipelines to abandon long-term (one year or more) transportation service provided to a customer under an expiring contract whenever the customer fails to match the highest rate and longest term (up to 20 years) offered to the pipeline by other customers for the particular capacity; and 4) provides for a mechanism under which pipelines can recover prudently incurred transition costs associated with the restructuring process. The Company has enhanced access to competitively priced gas supply and more flexible transportation services as a result of Order
636. However, under Order 636, the Company is required to pay certain transition costs incurred and billed by its pipeline suppliers.

      The Company's three pipeline suppliers have made filings with the FERC to begin collecting their respective transition costs, and additional filings are expected. The Company began paying the transition costs in 1993, and, at December 31, 1994, has recorded a liability of $8.0 million for those transition costs that have been incurred by the pipelines to date, including $3.0 million expected to be billed through 1995. The Company is currently recovering the transition costs from its customers through its Purchased Gas Adjustment Clauses as such costs are billed by the pipelines. Transition costs, in addition to the recorded liability, that may ultimately  be  charged to the Company could  approximate  $10 million. The ultimate level of costs to be billed to the Company depends on the pipelines' filings with the FERC and other future events, including the market price of natural gas. However, the Company believes any transition costs that the FERC would allow the pipelines to collect from the Company would be recovered from its customers, based upon regulatory treatment of these costs currently and similar past costs by the IUB. Accordingly, regulatory assets, in amounts corresponding to the recorded liabilities, have been recorded to reflect the anticipated recovery.

      Contracts with the pipelines subsequent to Order 636 are comprised primarily of firm transportation, firm storage and no-notice service. Firm transportation contracts grant the Company access to firm pipeline capacity which is used to transport gas supplies from non-pipeline suppliers on peak day. Firm storage service allows the Company to purchase gas during off-peak periods and place this gas in an account with the pipelines. When the gas is needed for peak day deliveries, the Company requests and the pipelines deliver the gas back on a firm basis. No-notice service is a new service offered as a result of Order 636. No-notice service grants the Company the right to take more or less gas than is actually nominated up to the level of no-notice service. No-notice service takes the form of transportation balancing or storage service depending on the pipeline.

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

      Gas supply is purchased from a variety of non-pipeline suppliers located in the United States and Canada having access to virtually all major natural gas producing regions. For the calendar year 1994, the Company's maximum daily load occurred on January 17, 1995, with total system flow of approximately 289,000 dekatherms, including transported volumes, and total contract availability of approximately 276,000 dekatherms.

     As a result of Order 636, the Company accepted assignment of certain gas supply contracts previously held by Northern. Accepting assignment of these contracts resulted in lower costs to the Company than would have been incurred had Northern bought out the agreements and billed the Company for its share of such costs.

      Contracts assigned to the Company from Northern have maximum delivery requirements of 23,147 Dth, and minimum take requirements of 5,851 Dth, under contracts with remaining lengths of up to six years.

      Additional firm gas supply agreements were independently negotiated by the Company. These gas supply agreements have maximum and minimum obligations as follows:

                              Maximum              Minimum
                          Daily Quantity       Daily Quantity
                            (Dth/day)            (Dth/day)

        Northern              55,410              29,983
        Natural               21,575              18,812
        ANR                   25,000              18,500


      These gas supply contracts have expiration dates ranging from five months to five years.

      Rates charged by the Company's pipeline suppliers are subject to regulation by the FERC. A purchased gas adjustment clause (PGA) allows the Company to adjust customer rates as a result of changes in the cost of gas purchased. See Note 1(j) of the Notes to Consolidated Financial Statements for discussion of the PGA.

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

      The Company will be conducting an inspection during the 1995 refueling outage of the DAEC reactor core internals. This is in response to cracking identified in similar reactors. If cracking is identified, repairs will be completed either at the time discovered or during the 1996 refueling outage depending upon the type of repair required. It is estimated that such repairs, if necessary, would cost approximately $3.0 million.

      The large amount of change in regulations, designs and procedures that occur for a nuclear power plant over a period of time presents a difficult task to ensure that all affected design information documents, procedures and specifications are continually updated. The Company has developed a Configuration Management Plan and a Design Basis Program which are designed to coordinate control of the updating and maintenance of plant documents to ensure regulatory requirements are met. The first phase of this effort has been completed and work is now under way on the second phase. Through 1994, $4.3 million had been spent on the second phase. It is expected that an additional $1.1 million will be expended through 1996.

      The NRC has expressed concern to licensees over use of thermolag fire proofing material in nuclear power plants. The Company has spent $0.7 million through 1994 and anticipates spending an additional $1.0 million through 1997 to identify and resolve deficiencies.

      Under  the  Price-Anderson Amendments Act of 1988  (1988
Act), the Company currently has the benefit of $8.9 billion of public liability coverage which would compensate the public in the event of an accident at a commercial nuclear power plant. The 1988 Act permits such coverage to rise with increased availability of nuclear insurance and the changing number of operating nuclear plants subject to retroactive premium assessments. The 1988 Act provides for inflation indexing (Consumer Price Index every fifth year) of the retroactive premium assessments.

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

      To provide this coverage, a nuclear utility mutual insurance company known as Nuclear Electric Insurance Limited
(NEIL) was formed. Under the Company's policy, following a 21 week waiting period from the time of an accident, coverage of up to 100% of estimated replacement power costs for an ensuing one year period is provided and up to 80% of that amount will be provided for a second and third year. The annual premium cost to the Company is estimated to be less than the cost of replacement power for one week.

      The Company currently carries primary property insurance coverage on the DAEC facility of $500 million with the Nuclear Insurance Pools (American Nuclear Insurers and Mutual Atomic Energy Liability Underwriters). Following the TMI incident, it became apparent to nuclear plant owners that the commercially available property insurance was inadequate considering the cost of decontamination. Consequently, the Company obtained excess property insurance through the Nuclear Insurance Pools and NEIL as it became available. The Nuclear Insurance Pools excess insurance now provides $850 million of coverage after losses exceed $500 million. The NEIL excess insurance provides an additional $1.4 billion of coverage after losses exceed $1.35 billion. These policies bring the total property coverage to $2.75 billion. The NEIL policy limits include $250 million for premature decommissioning.

      For information concerning the potential assessment of retroactive premiums relating to the above described public liability, replacement power and excess property insurance coverages, refer to Note 11(e) of the Notes to Consolidated Financial Statements. The NRC established requirements with respect to guaranteeing the ability of owners to make such retroactive payments on the public liability policy. Of the various alternatives available, the Company elected to submit certified financial statements showing that sufficient cash flow could be generated and would be available for payment of the required assessments within a three month period. The maximum of the annual retroactive premiums was approximately $7 million at December 31, 1994.

      The NRC has a backlog of generic and unresolved safety issues which it is currently studying. Resolution of such issues may require additional modifications to the DAEC.

     Refer to Item 1. "Environmental Matters" for a discussion of nuclear waste disposal issues.

     NATIONAL ENERGY POLICY ACT. In 1992, the National Energy Policy Act of 1992 (Energy Act) was enacted. In addition to the assessments for the Uranium Enrichment Decontamination and Decommissioning Fund discussed in Note 11(f) of the Notes to Consolidated Financial Statements, the Energy Act addresses a wide range of energy issues. Title VII of the Energy Act creates exemptions from regulation under the Public Utility Holding Company Act of 1935 (PUHCA) and creates a class of exempt wholesale generators consisting of utility affiliates and nonutilities that are owners and operators of facilities for the generation and transmission of power for wholesale sales. In addition, PUHCA has been amended to allow utilities to compete on a global scale with foreign entities to own and operate generation, transmission and distribution facilities. The Energy Act also gives FERC the authority to order investor owned utilities to transmit power and energy to or for wholesale purchasers and sellers. FERC may also require electric utilities to increase their transmission capacity to provide these services. The new law creates the potential for electric utilities and other power producers to gain increased access to the transmission systems of other entities to facilitate wholesale sales.

     The IUB has initiated a Notice of Inquiry (Docket No. NOI-95-1) on the subject of "Emerging Competition in the Electric Utility Industry." The purpose is to address all forms of competition in the electric utility industry and to gather information and perspectives on electric competition from all persons and entities with an interest or stake in the issues. Informal discussions among the parties will be held. Such discussions are not expected to produce any specific actions by the IUB at this time. The company is unable to predict the ultimate impact the Energy Act or the IUB's Notice of Inquiry will have on its operations.

      See Item 7. "Management's Discussion and Analysis of the
Results of Operations and Financial Condition" for more information.



 ELECTRIC OPERATING COMPARISON
                                                                                                             FIVE-YEAR
                                                                                                              COMPOUND
                                                                                                              RATE OF
                                   1994         1993         1992         1991         1990         1989     GROWTH (1)
Operating revenue (000's):
  Residential and Rural           $ 200,629    $ 206,561    $ 177,625    $ 189,194    $ 185,302    $ 175,899
  Commercial                        146,086      145,898      124,829      124,320      119,908      112,662
  Industrial                        143,944      137,595      103,886      100,733       97,788       94,222
  Street lighting and public
    authorities                       6,504        6,098        5,410        6,332        6,478        6,282
      Total from ultimate
        consumers                   497,163      496,152      411,750      420,579      409,476      389,065
  Sales for resale                   19,195       20,254       18,602       19,745       19,582       18,214
  Off-system                         18,077       29,400       28,304       36,596       31,144       28,281
  Other                               2,892        4,715        4,343        5,658        3,047        2,973
                                  $ 537,327    $ 550,521    $ 462,999    $ 482,578    $ 463,249    $ 438,533

Energy sales (000's Kwh):
  Residential and Rural           2,493,702    2,528,220    2,158,768    2,367,979    2,254,913    2,222,152        2.3%
  Commercial                      2,148,302    2,078,635    1,771,357    1,764,495    1,686,132    1,626,046        5.7%
  Industrial                      4,014,821    3,674,217    2,612,803    2,467,533    2,312,109    2,236,388       12.4%
  Street lighting and public
  authorities                        67,029       63,174       60,991       87,022       88,305       86,635       -5.0%
    Total to ultimate consumers   8,723,854    8,344,246    6,603,919    6,687,029    6,341,459    6,171,221        7.2%
  Sales for resale                  567,721      561,276      528,752      557,180      538,677      500,253        2.6%
    Sales of electricity to
      customers                   9,291,575    8,905,522    7,132,671    7,244,209    6,880,136    6,671,474        6.8%
  Off-system                      1,137,219    2,068,015    2,275,616    2,738,159    2,282,204    1,959,828      -10.3%
                                 10,428,794   10,973,537    9,408,287    9,982,368    9,162,340    8,631,302        3.9%

Sources of electric energy (000's Kwh):
  Generation:
    Fossil, primarily coal        5,522,966    5,356,930    4,317,154    4,758,720    4,354,697    4,063,974
    Nuclear  (2)                  2,875,867    2,264,507    2,402,501    2,902,768    2,108,100    2,228,068
    Hydro                             8,205        7,201        7,579        6,547        4,195        1,902
                                  8,407,038    7,628,638    6,727,234    7,668,035    6,466,992    6,293,944
    Purchases                     2,646,673    3,949,296    3,322,182    2,994,216    3,282,886    2,891,808
                                 11,053,711   11,577,934   10,049,416   10,662,251    9,749,878    9,185,752

Net capability at time of peak load (Kw):
    Generating capability         1,741,100    1,733,700    1,718,600    1,719,150    1,684,700    1,633,000
    Purchase capability             280,000      248,000      207,000      227,000      179,000      170,000
    Capacity credits (3)                  0            0            0            0       18,960       20,650
                                  2,021,100    1,981,700    1,925,600    1,946,150    1,882,660    1,823,650        2.1%

    Net peak load (Kw) (4)        1,779,627    1,716,380    1,425,441    1,607,606    1,547,826    1,486,243        3.7%


Number of customers at year-end     330,405      327,265      325,172      305,663      304,265      302,632        1.8%

Revenue per Kwh (excluding
  off-system) in cents                 5.59         5.85         6.09         6.16         6.28         6.15       -1.9%


(1) The five-year compound growth rates include the effect of the acquisition of the Iowa service territory from Union Electric Company on December 31, 1992.

(2) Represents IES Utilities' 70% undivided interest in the Duane Arnold Energy
    Center,  which is operated by IES Utilities Inc.

(3) Represents capacity credits from municipals served by IES Utilities Inc.

(4) 60 minutes integrated.

GAS OPERATING COMPARISON
                                                                                                               Five year
                                                                                                                compound
                                                                                                                rate of
                                   1994          1993         1992         1991         1990         1989        growth
Operating revenue (000's):
  Residential                      $  82,795    $  90,462    $  78,685    $  74,114    $  66,513    $  68,751
  Commercial                          40,912       45,528       39,780       37,613       35,378       38,035
  Industrial                          12,515       15,593       18,649       17,383       21,500       25,172
                                     136,222      151,583      137,114      129,110      123,391      131,958
  Other                                2,811        2,735        2,341        1,908        1,884        1,923
                                   $ 139,033    $ 154,318    $ 139,455    $ 131,018    $ 125,275    $ 133,881



Energy sales (000's dekatherms):
  Residential                         15,766       16,971       15,098       15,571       14,315       15,878        -0.1%
  Commercial                           9,298       10,133        8,479        9,389        8,798        9,854        -1.2%
  Industrial                           4,010        4,618        6,175        5,980        6,640        7,409       -11.6%
                                      29,074       31,722       29,752       30,940       29,753       33,141        -2.6%
  Industrial - transported volumes     8,901        7,284        7,283        6,189        6,733        6,909         5.2%
    Total volumes delivered           37,975       39,006       37,035       37,129       36,486       40,050        -1.1%



Operating statistics:
  Cost per dekatherm of gas
    purchased for resale           $    3.31    $    3.49    $    3.36    $    3.10    $    3.23    $    2.95

  Peak daily sendout in dekatherms   288,352      268,419      254,989      266,344      272,089      311,600        -1.5%



Number of customers at year-end      172,829      170,719      167,813      164,078      161,794      160,792         1.5%


Revenue per dekatherm sold
  (excluding transported volumes)  $    4.69    $    4.78    $    4.61    $    4.17    $    4.15    $    3.98         3.3%



Item 2. Properties

      The Company's principal electric generating stations at December 31, 1994, are as follows:

        Name and Location           Major Fuel      Net Kilowatts Accredited
            of Station                Type            Generating Capability

Duane Arnold Energy Center,
  Palo, Iowa                        Nuclear                        360,500 (1)
Ottumwa Generating Station,
  Ottumwa, Iowa                     Coal            343,440 (2)
Prairie Creek Station,
  Cedar Rapids, Iowa                Coal            234,000
Sutherland Station,
  Marshalltown, Iowa                Coal            143,000
Sixth Street Station,
  Cedar Rapids, Iowa                Coal             71,000
Burlington Generating Station,
  Burlington, Iowa                  Coal            211,800
George Neal Unit 3,
  Sioux City, Iowa                  Coal            144,200 (3)
    Total Coal                                                   1,147,440

Peaking Turbines,
  Marshalltown, Iowa                Oil             156,000
Centerville Combustion Turbines,
  Centerville, Iowa                 Oil              49,000 (4)
Diesel Stations, all in Iowa        Oil              12,200
    Total Oil                                                      217,200

Grinnell Station, Grinnell, Iowa    Gas              47,200
Agency Street Combustion Turbines,
  West Burlington, Iowa             Gas              65,000 (4)
Burlington Combustion Turbines,
  Burlington, Iowa                  Gas              16,600
    Total Gas                                                      128,800

Total generating capability                                      1,853,940

     (1) Represents the Company's 70% ownership interest in this 515,000 Kw generating station. The plant is operated by the Company.

     (2) Represents the Company's 48% ownership interest in this 715,500 Kw generating station. The plant is operated by the Company.

     (3) Represents the Company's 28% ownership interest in this 515,000 Kw generating station which is operated by an unaffiliated utility.

     (4)  Effective  December 31, 1994, all of the  assets  of
          Terra  Comfort  were sold to the Company,  including
          the   Centerville   and  Agency  Street   Combustion
          Turbines.

      At December 31, 1994, the transmission lines of the Company, operating from 34,000 to 345,000 volts, approximated 4,390 circuit miles (all located in Iowa). The Company owned 108 transmission substations (all located in Iowa) with a total installed capacity of 8,415.7 MVa and 466 distribution substations (all located in Iowa) with a total installed capacity of 2,545.8 MVa.

     The Company's principal properties are suitable for their intended use and are held subject to liens of indentures relating to its First Mortgage Bonds.

Item 3.  Legal Proceedings

      Reference is made to Notes 3 and 11 of the Notes to Consolidated Financial Statements for a discussion of the Company's rate proceedings and environmental matters. Also see Item 1. "Business - Environmental Matters" and Item 7. "Management's Discussion and Analysis of the Results of Operations and Financial Condition."

Item 4.  Submission of Matters to a Vote of Security Holders

     None.


                            PART II

Item  5.  Market for the Registrant's Common Stock and Related
Stockholder Matters

      All outstanding common stock of the Company is held by its parent (Industries) and is not publicly traded.

      The dividends declared for the last two years are as follows:

           Quarter
                                    Dividends Declared
                                         (000's)
            1994
                 First Quarter          $  7,000
                 Second Quarter           15,000
                 Third Quarter            15,000
                 Fourth Quarter           15,000
                                        $ 52,000

            1993
                 First Quarter          $ 10,000
                 Second Quarter            5,700
                 Third Quarter             3,800
                 Fourth Quarter           11,800
                                        $ 31,300


       Under terms of the Fifty-fifth and Fifty-sixth Supplemental Indentures relating to the Company's Series W and Series X First Mortgage Bonds, the Company agreed that no cash dividends shall be paid or declared, nor shall any distribution be made on any capital stock, nor shall any shares of such stock be purchased, redeemed or otherwise acquired for any consideration by the Company or any subsidiary of the Company, if after immediately giving effect to such payment, distribution or retirements, (A) the principal amount of all outstanding defined Unsecured Indebtedness of the Company exceeds 20% of defined Total Capitalization, or (B) the aggregate amount of all such payments, distributions and retirements made since December 31, 1987, exceeds net income of the Company since December 31, 1987, plus $50,000,000. Pursuant to these terms, at December 31, 1994, $18,209,000 of the Company's retained earnings was restricted as to the payment of cash dividends. The Company may periodically pay cash dividends on any shares of its preferred or preference stock at any time issued and outstanding, provided that all such payments shall be included in the above payments as determined since December 31, 1987.

      The  Series  W  and Series X First Mortgage  Bonds  both
mature  in  1995.   Once such maturities are completed,  there
will no longer be any restrictions on the Company's retained earnings.


Item 6.  Selected Consolidated Financial Data

      The following selected consolidated financial data, in the opinion of the Company, includes adjustments, which are normal and recurring in nature, necessary for the fair presentation of the results of operations and financial position. See Item 7. "Management's Discussion and Analysis of the Results of Operations and Financial Condition" for a discussion of transactions that affect the comparability of the years 1994-1992.

      The 1993 results were affected by the acquisition of the
Iowa  service  territory  from  Union  Electric  Company,   as
discussed  in  Note  2 of the Notes to Consolidated  Financial
Statements.

      The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of the Results of Operations and Financial Condition contained elsewhere in this report.


                                                         Year Ended December 31
                                             1994          1993          1992          1991          1990
                                     ($ in thousands, except times interest earned)
Operating revenues                       $  685,366    $  713,750    $  610,262    $  621,993    $  595,477

Operating income                            135,591       143,329       100,361       101,600        96,225

Net income                                   61,210        67,970        45,291        47,563        45,969

Net income available for common stock        60,296        67,056        43,562        45,393        43,569

Cash dividends declared on common stock      52,000        31,300        24,721        45,321        49,516

Total assets                              1,645,368     1,546,978     1,440,891     1,304,110     1,256,211

Long-term obligations                       532,927       535,101       492,149       446,499       406,310

Times interest earned before income taxes      3.39          3.64          2.67          2.93          3.04

Capitalization Ratios:
    Common equity                               50%           50%           48%           49%           50%
    Preferred and preference stock               2             2             2             4             4
    Long-term debt                              48            48            50            47            46
                                               100%          100%          100%          100%          100%

Item 7.


             MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The following discussion analyzes significant changes in
the  components of net income and financial condition from the prior  periods  for  IES Utilities Inc.  (Utilities)  and  its
consolidated    subsidiaries   (the   Company).     Utilities'
consolidated subsidiaries, IES Ventures Inc. and  IES  Midland
Development  Inc., were formed in December  1994  and  had  no operations in 1994.

                     RESULTS OF OPERATIONS

      The  Company's  net income available  for  common  stock
decreased $6.8 million during 1994 and increased $23.5 million during  1993.  The 1994 results were affected by  milder  than
normal  weather, particularly during the summer  months.   The
1993  results  reflect  Utilities'  acquisition  of  the  Iowa service territory of Union Electric Company (UE) (as discussed in  Note  2 of the Notes to Consolidated Financial Statements)
and  a  return to more normal weather conditions in Utilities'
service  territory from that experienced in  1992.   The  1992
results  were  adversely  affected by  extremely  cool  summer weather and a mild winter in Utilities' service territory.

      The Company's operating income decreased $7.7 million during 1994 and increased $43.0 million during 1993. Reasons for the changes in the results of operations are explained in the following discussion.

                       ELECTRIC REVENUES

      Electric revenues and Kwh sales for Utilities increased or (decreased) as compared with the prior year as follows:

                                                1994       1993
                                                ($ in millions)

Electric revenues                             $ (13.2)   $ 87.5

Electric sales (excluding off-system sales):
    Residential and Rural                        (1.4%)    17.1%
    Commercial                                   3.4%      17.4%
    Industrial                                   9.3%      40.6%
Total                                            4.3%      24.9%


     The 1994 Kwh sales were adversely affected by milder than
normal  weather, particularly during the summer  months.   The
largest  effect  of  weather was on sales to  residential  and rural  customers.  Under normal weather conditions, 1994 sales would  have  been  flat and total sales (excluding  off-system sales)  would  have increased 4.8%, compared  to  1993  actual
sales.    The  growth  in  commercial  and  industrial   sales
continues to reflect the underlying strength of the economy as several  major  industrial expansions  in  Utilities'  service territory were announced in 1994.

       The  1993  sales  increases  are  attributable  to  the
acquisition  of the UE territory and a return to  more  normal
weather   conditions.   After  adjusting  for   these   items,
underlying  total electric sales (excluding off-system  sales)
increased  6% in 1993, which reflects the economic  growth  in the industrial and commercial customer base.

      Utilities'  electric tariffs include  energy  adjustment
clauses (EAC) that are designed to currently recover the costs of  fuel and the energy portion of purchased power billings to
customers.   See  Note  1(j)  of  the  Notes  to  Consolidated
Financial Statements for discussion of the EAC.

       The   decrease  in  the  1994  electric   revenues   is
attributable  to lower fuel costs collected through  the  EAC, lower  off-system sales to other utilities and the  effect  of the mix of sales between lower margin industrial customers and
higher  margin  residential  and rural  customers.   Increased
total sales (excluding off-system sales) partially offset  the effects of the above items.  The increase in electric revenues for  1993  is  primarily  because  of  the  higher  sales  and increased recovery of fuel costs through the EAC.

      See  Note  3(a)  of the Notes to Consolidated  Financial
Statements for a discussion of Utilities' 1994 electric rate case.

                         GAS REVENUES

      Utilities'  gas revenues decreased $15.3 million  during
1994  and  increased $14.9 million during 1993.  Gas sales  in therms (including transported volumes), which also reflect the effects of weather, decreased 2.7% in 1994 and increased  5.3%
in  1993.   Adjusting  for the effects of weather,  gas  sales
decreased 1.8% and 1.5% in 1994 and 1993, respectively.

      Utilities' gas tariffs include purchased gas  adjustment
clauses (PGA) that are designed to currently recover the  cost
of  gas  sold.   See  Note 1(j) of the Notes  to  Consolidated
Financial Statements for discussion of the PGA.

      Utilities'  gas  revenues decreased  in  1994  primarily
because of lower gas costs recovered through the PGA and, to a
lesser  extent, the effect of the lower sales.   Gas  revenues
increased in 1993 substantially because of increased costs  of gas  recovered  through  the  PGA,  the  effect  of  gas  rate increases  that  became effective in September  1992  and  the sales increase.

                        OTHER REVENUES

      Other revenues increased $0.1 million and $1.1 million during 1994 and 1993, respectively, primarily due to increased steam sales.

                      OPERATING EXPENSES

      Despite an increase in the amount of Kwh generation from
a year ago, fuel for production decreased $1.8 million in 1994 largely because of lower average fuel prices and the effect of lower fuel cost recoveries through the EAC, which are included in  fuel  for production. Generation at Utilities'  generating stations  increased because of the increase  in  electric  Kwh sales  and  because  of increased availability  of  Utilities'
nuclear  generating  station, the Duane Arnold  Energy  Center
(DAEC), which was down for part of 1993 because of a scheduled refueling  outage.  There were refueling outages in  1993  and
1992,  but  no  such  outage  in 1994.   Fuel  for  production
increased   $14.3  million  in  1993  because   of   increased
availability of Utilities' fossil-fueled generating  stations, which  experienced extended maintenance outages in  1992,  and because of increased sales.

      Purchased power decreased $24.7 million in 1994  because
of  lower  off-system  sales  to  other  utilities,  increased
generation   at   Utilities'  generating  stations   and   the
expiration, in April 1993, of a purchase power agreement  with
the  City  of  Muscatine.   Purchased  power  increased  $18.7
million   in  1993,  of  which  approximately  $14.7   million
represents   increased  energy  purchases  and   approximately
$4.0  million  is  a  net increase in capacity  charges.   The
increase  in energy purchases is because of the increased  Kwh
sales.   The  increased capacity costs reflect  the  contracts
associated  with the acquisition of the UE service  territory, partially  offset  by  the expiration of  the  purchase  power agreement with the City of Muscatine.  (See Note 11(b) of  the
Notes to Consolidated Financial Statements).

      Gas purchased for resale decreased $13.8 million in 1994
because  of  lower gas costs and lower gas sales at Utilities.
Gas  purchased for resale increased $7.5 million  during  1993 primarily because of increased per unit gas costs at Utilities and the increased sales.

      Other operating expenses increased $9.1 million and $3.6
million  in 1994 and 1993, respectively. The 1994 increase  is primarily  attributable to increases  in  labor  and  benefits costs, nuclear operating costs, former manufactured gas  plant
(FMGP)  clean-up  costs and information  technology  costs  at
Utilities.    The  1993  increase  is  primarily  because   of
increased labor and benefits costs and higher electric and gas transmission and distribution costs, partially offset by lower non-labor costs at the DAEC.

      Maintenance  expenses increased $3.3  million  and  $6.6
million  during 1994 and 1993, respectively. The 1994 increase is  primarily because of increased labor costs and maintenance
at   the  DAEC,  partially  offset  by  lower  maintenance  at
Utilities'  fossil-fueled  generating  stations.    The   1993
increase  is  primarily  because of increased  maintenance  at
Utilities' fossil-fueled generating stations and the DAEC.

     Depreciation and amortization increased during both years
because of increases in utility plant in service and, in 1993,
the acquisition of the UE territory on December 31, 1992.   An
increase  in  the  average gas utility  property  depreciation rate,  resulting  from  an  updated depreciation  study,  also
contributed   to   the   1993  increase.    Depreciation   and
amortization expenses for all years include $5.5  million  for the DAEC decommissioning provision, which is collected through rates.

     The staff of the Securities and Exchange Commission (SEC)
has questioned certain of the current accounting practices  of the  electric  utility  industry  regarding  the  recognition, measurement  and classification of decommissioning  costs  for nuclear  generating  stations in the financial  statements  of
electric  utilities.   In  response to  these  questions,  the
Financial Accounting Standards Board has agreed to review  the
accounting  for removal costs, including decommissioning.   If
current  electric  utility industry accounting  practices  for such  decommissioning are changed:  (1) annual provisions  for decommissioning  could increase, (2) the  estimated  cost  for decommissioning could be recorded as a liability  rather  than as  accumulated depreciation, and (3) trust fund  income  from the  external  decommissioning trusts  could  be  reported  as
investment   income   rather   than   as   a   reduction    to
decommissioning  expense.   If  such  changes  are   required,
Utilities  believes that there would not be an adverse  effect on  its  financial position or results of operations based  on current rate making practices.  (See Note 1(g) of the Notes to
Consolidated   Financial  Statements  for  a   discussion   of
Utilities'  proposal  for collection of decommissioning  costs included in its current rate filing).

      Taxes other than income taxes increased $1.2 million and $4.5 million during 1994 and 1993, respectively, largely because of increased property taxes. The 1993 increase is related, in part, to the acquisition of the UE service territory.

                  INTEREST EXPENSE AND OTHER

      Interest expense increased $1.4 million and $0.5 million
during  1994 and 1993, respectively, primarily because  of  an
increase  in  the  average  amount  of  debt  outstanding.   A
reduction  in  the average interest rate in 1993 substantially offset the effect of the higher average outstanding debt.  The lower  average  interest  rate  reflects  the  refinancing  of certain  long-term debt issues at lower rates and  lower  cost short-term borrowings outstanding for interim periods  between the  redemption  of  certain long-term  debt  series  and  the issuance of their long-term replacements.

      Federal and state income taxes were constant in 1994 and
increased  $17.2  million in 1993.  The 1993 increase  results from  an increase in taxable income and an increase of  1%  in the  Federal  statutory income tax rate. Adjustments  of  $1.5 million, recorded in the second quarter of 1992, to previously recorded tax reserves also affected the comparability of  1993 with the prior period.

                         OTHER MATTERS

      The National Energy Policy Act of 1992 addresses several
matters  designed  to  promote  competition  in  the  electric wholesale  power  generation market, including  mandated  open
access   to  the  electric  transmission  system  and  greater
encouragement    of   independent   power    production    and
cogeneration.  Although various states throughout the  country
are   currently   exploring   the  possibility   of   expanded
competition in the retail electric energy market, there is  no significant activity underway in Iowa.

      The Company cannot predict the long-term consequences of
these  competitive  issues  on its results  of  operations  or financial condition.  The Company's strategy for dealing  with these  emerging  issues includes seeking growth opportunities, continuing  to  offer quality customer service, on-going  cost
reductions   and  productivity  enhancements.    The   Company
recently initiated a major project to review and redesign  its business  processes  with  the  primary  goals  being  reduced operating  costs,  increased efficiency and enhanced  customer service.

                LIQUIDITY AND CAPITAL RESOURCES

       The   Company's  capital  requirements  are   primarily
attributable to its construction programs, debt maturities and sinking  fund  requirements.  The Company's pre-tax  ratio  of earnings  to  fixed charges was 3.39, 3.64 and 2.67  in  1994-
1992,  respectively.   In  1994,  cash  flows  from  operating
activities were $195 million.  These funds were primarily used for  construction  and  acquisition expenditures,  for  energy efficiency program costs mandated by the Iowa Utilities  Board
(IUB) and to pay dividends.

      The Company anticipates that future capital requirements
will  be  met  by cash generated from operations and  external
financing.   The  level of cash generated from  operations  is
partially  dependent  upon  economic  conditions,  legislative activities, environmental matters and timely rate  relief  for
Utilities.   (See Notes 3 and 11 of the Notes to  Consolidated
Financial Statements).

     Access to the long-term and short-term capital and credit
markets   is   necessary  for  obtaining   funds   externally.
Utilities' debt ratings are as follows:


                            Moody's       Standard & Poor's

      Long-term debt          A1                  A
      Short-term debt         P1                 A1


      Utilities'  liquidity  and  capital  resources  will  be
affected  by  environmental and legislative issues,  including the ultimate disposition of remediation issues surrounding the
FMGP  issue, the Clean Air Act as amended, the National Energy
Policy  Act  of 1992 and Federal Energy Regulatory  Commission
(FERC)  Order  636, as discussed in Note 11 of  the  Notes  to
Consolidated  Financial  Statements.   Consistent  with   rate
making  principles  of the IUB, management believes  that  the costs  incurred for the above matters will not have a material adverse  effect  on  the  financial  position  or  results  of operations of the Company.

      The  IUB  has  adopted rules which require Utilities  to
spend  2%  of electric and 1.5% of gas gross retail  operating
revenues  annually  for  energy efficiency  programs.   Energy
efficiency  costs in excess of the amount in the  most  recent electric  and gas rate cases are being recorded as  regulatory assets  by  Utilities.  At December 31,  1994,  Utilities  had
$35  million  of  such  costs recorded as  regulatory  assets.
Under  provisions of the IUB rules, Utilities made its initial
filing  for  recovery of the costs in August 1994.   See  Note
3(b)  of the Notes to Consolidated Financial Statements for  a
discussion of the filing.

             CONSTRUCTION AND ACQUISITION PROGRAM

       The  Company's  construction  and  acquisition  program
anticipates  expenditures of approximately  $163  million  for
1995,  of which approximately 32% represents expenditures  for
electric   transmission  and  distribution   facilities,   23%
represents   fossil-fueled   generation   expenditures,    15%
represents  expenditures for steam distribution plant  and  9%
represents nuclear generation expenditures.  The remaining 21%
represents    miscellaneous   electric,   gas   and    general
expenditures.   In  addition to the  $163  million,  Utilities
anticipates  expenditures of $13 million  in  connection  with mandated  energy efficiency programs. Substantial  commitments have been made in connection with all such expenditures.

      The  Company's  levels of construction  and  acquisition
expenditures  are projected to be $167 million in  1996,  $146 million  in  1997, $170 million in 1998 and  $182  million  in
1999.   It is estimated that approximately 80% of construction
expenditures   will  be  provided  by  cash   from   operating
activities  (after  payment of dividends)  for  the  five-year period 1995-1999.

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


                      LONG-TERM FINANCING

     Other than Utilities' periodic sinking fund requirements,
which   Utilities  intends  to  meet  by  pledging  additional
property,  approximately $174 million of long-term  debt  will mature  prior  to December 31, 1999.  The Company  intends  to refinance  the majority of the debt maturities with  long-term securities.

      In  order  to provide an up-to-date instrument  for  the
issuance  of  bonds, notes or other evidence of  indebtedness,
Utilities has entered into an Indenture of Mortgage  and  Deed of  Trust dated September 1, 1993 (New Mortgage).  The lien of the  New  Mortgage  is subordinate to the lien  of  Utilities'
first mortgages until such time as all bonds issued under  the
first   mortgages  have  been  retired  and   such   mortgages
satisfied.   The  New Mortgage provides for  the  issuance  of
Collateral Trust Bonds upon the basis of, among other  things,
First  Mortgage Bonds being issued by Utilities.  Accordingly, to  the extent that Utilities issues Collateral Trust Bonds on the  basis  of First Mortgage Bonds, it must comply  with  the requirements  for the issuance of First Mortgage  Bonds  under
Utilities'  first  mortgages.  Under  the  terms  of  the  New
Mortgage, Utilities has covenanted not to issue any additional
First  Mortgage  Bonds  under its first  mortgages  except  to provide the basis for issuance of Collateral Trust Bonds.

      The  Indentures pursuant to which Utilities issues First
Mortgage  Bonds  constitute direct first mortgage  liens  upon substantially all tangible public utility property and contain covenants which restrict the amount of additional bonds  which may  be issued.  At December 31, 1994, such restrictions would have  allowed  Utilities to issue $320 million  of  additional
First Mortgage Bonds.  Utilities has received authority   from
the  FERC  to  issue  $250 million of long-term  debt  and  is currently  authorized  by  the SEC to  issue  $50  million  of long-term  debt  under  an  existing  registration  statement.
Utilities  expects  to replace two series  of  First  Mortgage
Bonds that mature in 1995 with other long-term securities.

      The Articles of Incorporation of Utilities authorize and limit the aggregate amount of additional shares of Cumulative
Preferred Stock and Cumulative Preference Stock which may be issued. At December 31, 1994, Utilities could have issued an additional 700,000 shares of Cumulative Preference Stock and 100,000 additional shares of Cumulative Preferred Stock.

      The Company's capitalization ratios at December 31, 1994 and 1993, were as follows:

               Long-term debt          48%
               Preferred stock          2
               Common equity           50
                                      100%


               The  1994 ratios include $100 million  of
        Utilities' First Mortgage Bonds maturing in 1995
        that  are  classified as a current liability  in
        the  Consolidated Balance Sheets, but which  are
        expected   to   be  refinanced  with   long-term
        securities.



                     SHORT-TERM FINANCING

      For  interim financing, Utilities is authorized  by  the
FERC  to issue, through 1996, up to $200 million of short-term
notes.   In addition to providing for ongoing working  capital
needs,  this  availability  of short-term  financing  provides
Utilities flexibility in the issuance of long-term securities.
At  December  31,  1994, Utilities had outstanding  short-term borrowings of $55.5 million, including $18.5 million of  notes payable to associated companies.

     Utilities has an agreement, which expires in 1999, with a
financial  institution  to  sell, with  limited  recourse,  an undivided fractional interest of up to $65 million in its pool
of   utility  accounts  receivable.   At  December  31,  1994,
Utilities had sold $54 million under the agreement.

      At  December  31, 1994, the Company had  bank  lines  of
credit  aggregating $67.7 million, of which  $37  million  was being  used  to  support  commercial paper  (weighted  average interest  rate  of 6.13%) and $7.7 million was being  used  to
support  certain  pollution control  obligations.   Commitment
fees  are  paid  to  maintain these lines  and  there  are  no
conditions  which  restrict the unused lines  of  credit.   In
addition  to  the  above, Utilities has an uncommitted  credit facility with a financial institution whereby it can borrow up to $40 million.  Rates are set at the time of borrowing and no
fees    are    paid   to   maintain   this    facility.     At
December  31,  1994,  there  were  no  borrowings  under  this facility.  Utilities also has a letter of credit in the amount of  $3.4 million supporting two of its variable rate pollution control obligations.

                     ENVIRONMENTAL MATTERS

      Utilities  has  been named as a Potentially  Responsible
Party (PRP) by either the Iowa Department of Natural Resources
(IDNR), the Minnesota Pollution Control Agency (MPCA)  or  the
United  States Environmental Protection Agency  (EPA)  for  28
FMGP sites.  Utilities believes that it is not responsible for two  of  the  sites  for which it has been designated  a  PRP.
Utilities has another FMGP site for which it has not yet  been formally  designated as a PRP.  Utilities is working  pursuant to  the requirements of the IDNR, MPCA and EPA to investigate, mitigate,  prevent and remediate, where necessary,  damage  to property, including damage to natural resources, at and around the  remaining 27 sites in order to protect public health  and the  environment.  In addition, Utilities has recently  become aware that two additional sites may exist, but it has not  yet been able to determine if any liability may exist.

      Utilities  has completed the remediation of three  sites
and   is   in  various  stages  of  the  investigation  and/or
remediation processes for 22 sites.  The investigation process is scheduled to begin in 1995 or 1996 for the two other sites.
In 1994, Utilities received updated investigation reports on a number  of  sites, which, at some sites, indicated  a  greater volume  of contaminated soil, surface and ground water needing treatment, and a greater volume of substances requiring higher cost  incineration, than was anticipated in  prior  estimates.
It is possible that future cost estimates will be greater than the  current  estimates as the investigation process  proceeds and as additional facts become known.

      Utilities has recorded environmental liabilities related
to  the  FMGP sites of $31 million (including $4.3 million  as current liabilities) at December 31, 1994.  These amounts  are based  upon Utilities' best current estimate of the amount  to be  incurred for investigation and remediation costs for those
sites   where  the  investigation  process  has  been  or   is
substantially   completed.   For   those   sites   where   the
investigation is in its earlier stages or has not started, the liability represents the minimum of the estimated cost  range.
All  investigations are expected to be completed by  1999  and site-specific remediations, based on recommendations from  the
IDNR,  MPCA  and  EPA, are anticipated to be completed  within three years after the completion of the investigations of each site.  Utilities may be required to monitor these sites for  a number of years upon completion of remediation, as is the case with the three sites for which remediation has been completed.

      Utilities has begun pursuing coverage for investigation,
mitigation, prevention, remediation and monitoring costs  from its  insurance carriers and is investigating the potential for third  party cost sharing for FMGP investigation and  clean-up
costs.   The  amount  of shared costs,  if  any,  can  not  be
reasonably  determined and, accordingly, no potential  sharing has been recorded at December 31, 1994.  Regulatory assets  of
$31.0  million have been recorded in the Consolidated  Balance
Sheets,  which  reflect  the future  recovery  that  is  being
provided  through  Utilities'  rates.   Considering  the  rate
treatment  allowed  by the IUB, management believes  that  the clean-up costs incurred by Utilities for these FMGP sites will not  have  a material adverse effect on its financial position or results of operations.

      The Clean Air Act Amendments Act of 1990 (Act) requires emission reductions of sulfur dioxide and nitrogen oxides to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act will be implemented in two phases with Phase I affecting two of Utilities' units beginning in 1995 and Phase II affecting all units beginning in the year 2000. Utilities is in the process of completing the modifications necessary to meet the Phase I requirements.

     Utilities expects to meet the requirements of Phase II by
switching   to   lower  sulfur  fuels  and   through   capital
expenditures  primarily related to fuel burning equipment  and
boiler    modifications.     Utilities    estimates    capital
expenditures  at approximately $22.5 million,  including  $4.4 million in 1995, in order to meet the requirements of the Act.

     The National Energy Policy Act of 1992 requires owners of
nuclear  power  plants  to  pay a special  assessment  into  a
"Uranium Enrichment Decontamination and Decommissioning Fund."
The assessment is based upon prior nuclear fuel purchases and, for the DAEC, averages $1.4 million annually through 2007,  of
which  Utilities'  70%  share is $1.0 million.   Utilities  is
recovering  the costs associated with this assessment  through its electric fuel adjustment clauses over the period the costs are  assessed.  Utilities' 70% share of the future assessment,
$12.0  million  payable through 2007, has been recorded  as  a
liability   in  the  Consolidated  Balance  Sheets,  including
$0.8  million included in "Current liabilities - Environmental
liabilities,"  with  a  related  regulatory  asset   for   the
unrecovered amount.

       The   Nuclear   Waste  Policy  Act  of  1982   assigned
responsibility  to  the U.S. Department  of  Energy  (DOE)  to
establish  a  facility for the ultimate  disposition  of  high level  waste and spent nuclear fuel and authorized the DOE  to enter  into  contracts with parties for the disposal  of  such material  beginning in January 1998.  Utilities  entered  into
such a contract and has made the agreed payments to DOE.   The
DOE,  however,  has  experienced  significant  delays  in  its efforts  and material acceptance is now expected to  occur  no earlier  than 2010.  Utilities has been storing spent  nuclear fuel  on-site  since plant operations began in  1974  and  has current  on-site  capability to store spent fuel  until  2002.
Utilities  is  aggressively reviewing options  for  additional spent nuclear fuel storage capability, including expanding on-
site  storage, pursuing other off-site storage and  supporting legislation to resolve the lack of progress by the DOE.

      The Low-Level Radioactive Waste Policy Amendments Act of
1985 mandated that each state must take responsibility for the storage  of  low-level radioactive waste produced  within  its
borders.   The State of Iowa has joined the Midwest Interstate
Low-Level  Radioactive  Waste  Compact  Commission  (Compact),
which is planning a storage facility to be located in Ohio  to
store waste generated by the Compact's six member states.   At
December   31,   1994,   Utilities  has   prepaid   costs   of
approximately $1 million  to the Compact  for the building  of such  a  facility.  Currently, Utilities is storing  its  low-
level  radioactive waste generated at the DAEC  on-site  until new  disposal  arrangements are finalized  among  the  Compact members. A  Compact disposal facility is anticipated to be  in
operation   in  approximately  ten  years.   On-site   storage
capability  currently exists for low-level  radioactive  waste expected to be generated until the Compact facility is able to accept waste materials.

      The  possibility that exposure to electric and  magnetic
fields  emanating from power lines, household  appliances  and other  electric  sources may result in adverse health  effects has  been  the  subject of increased public, governmental  and media attention.  A considerable amount of scientific research has  been  conducted on this topic without definitive results.
Research   is  continuing  in  order  to  resolve   scientific
uncertainties.

                     EFFECTS OF INFLATION

      Under the rate making principles prescribed by the regulatory commissions to which Utilities is subject, only the historical cost of plant is recoverable in revenues as depreciation. As a result, Utilities has experienced economic losses equivalent to the current year's impact of inflation on utility plant.

     In addition, the regulatory process imposes a substantial time lag between the time when operating and capital costs are incurred and when they are recovered. Utilities does not expect the effects of inflation at current levels to have a significant effect on its results of operations.

  Selected Consolidated Quarterly Financial Data (unaudited)

      The following unaudited consolidated quarterly data,  in
the  opinion of the Company, includes adjustments,  which  are normal  and  recurring  in  nature,  necessary  for  the  fair presentation  of  the  results  of  operations  and  financial
position.   The  quarterly amounts were affected  by  seasonal
weather conditions.  In addition, increased operating expenses
in  the fourth quarter of 1994 affected the comparability   of
the fourth quarter amounts.

                                     Quarter Ended
                       March      June      September     December
                         31        30           30           31
                                    (in thousands)
1994
  Operating revenues   $ 192,013   $ 148,019   $ 179,477  $ 165,857
  Operating income        34,248      24,777      51,777     24,789
  Net income              14,944       9,255      25,733     11,278
  Net income available
    for common stock      14,715       9,026      25,504     11,051

1993
  Operating revenues   $ 193,785   $ 148,919   $ 187,392  $ 183,654
  Operating income        32,974      24,523      54,497     31,335
  Net income              14,423      10,491      26,214     16,842
  Net income available
    for common stock      14,194      10,262      25,985     16,615

      Prior period operating income figures have been restated on a basis consistent with the current presentation as the income statement format was revised as a result of the formation in December 1994 of the Company's unregulated subsidiaries, IES Ventures Inc. and IES Midland Development
Inc.

Item 8.  Financial Statements and Supplementary Data

     Information required by Item 8. begins on page 52.

                     REPORT OF MANAGEMENT

      The Company's management has prepared and is responsible
for   the  presentation,  integrity  and  objectivity  of  the
consolidated  financial  statements  and  related  information
included   in   this   report.   The  consolidated   financial
statements  have  been prepared in conformity  with  generally accepted  accounting principles applied on a consistent  basis and,  in  some  cases, include estimates that are  based  upon management's  judgment  and  the best  available  information, giving due consideration to materiality. Financial information contained elsewhere in this report is consistent with that  in the consolidated financial statements.

      The  Company  maintains a system of internal  accounting
controls  which it believes is adequate to provide  reasonable
assurance  that  assets  are  safeguarded,  transactions   are
executed in accordance with management authorization  and  the financial  records are reliable for preparing the consolidated
financial  statements.   The  system  of  internal  accounting
controls is supported by written policies and procedures, by a staff  of  internal auditors and by the selection and training of  qualified  personnel.  The internal audit  staff  conducts comprehensive  audits  of  the Company's  system  of  internal
accounting  controls.   Management  strives  to  maintain   an
adequate  system  of internal controls, recognizing  that  the cost  of such a system should not exceed the benefits derived.
In  accordance with generally accepted auditing standards, the independent public accountants (Arthur Andersen LLP)  obtained a  sufficient understanding of the Company's internal controls to  plan  their  audit and determine the  nature,  timing  and extent  of  other  tests to be performed.  Management  is  not aware of any material internal control weaknesses.

      The  Board  of  Directors, through its  Audit  Committee
comprised  entirely  of outside directors, meets  periodically with management, the internal auditor and Arthur Andersen  LLP to  discuss financial reporting matters, internal control  and
auditing.   To  ensure their independence, both  the  internal
auditor  and Arthur Andersen LLP have full and free access  to the Audit Committee.


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
IES Utilities Inc.:

We  have audited the accompanying consolidated balance  sheets and  statements  of capitalization of IES UTILITIES  INC.  (an
Iowa    corporation)   AND   SUBSIDIARY  COMPANIES   as    of
December  31,  1994  and  1993, and the  related  consolidated statements  of  income, retained earnings and cash  flows  for each of the three years in the period ended December 31, 1994.
These  financial  statements and the financial statement
schedule referred to below are  the  responsibility  of  the
Company's  management.  Our responsibility is  to  express  an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IES Utilities Inc. and Subsidiary Companies as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

As   discussed  in  Note  7  to  the  consolidated   financial
statements, effective January 1, 1993, IES Utilities Inc.
changed its method of  accounting  for postretirement benefits other than pensions.


                         ARTHUR ANDERSEN LLP

Chicago, Illinois,
February 3, 1995

CONSOLIDATED STATEMENTS OF INCOME
                                                Year Ended December 31
                                           1994           1993          1992
                                                    (in thousands)

Operating revenues:
    Electric                          $   537,327    $   550,521   $   462,999
    Gas                                   139,033        154,318       139,455
    Other                                   9,006          8,911         7,808
                                          685,366        713,750       610,262


Operating expenses:
    Fuel for production                    85,952         87,702        73,368
    Purchased power                        68,794         93,449        74,794
    Gas purchased for resale               95,340        109,122       101,605
    Other operating expenses              132,281        123,210       119,607
    Maintenance                            49,542         46,219        39,573
    Depreciation and amortization          75,316         69,407        64,107
    Taxes other than income taxes          42,550         41,312        36,847
                                          549,775        570,421       509,901


Operating income                          135,591        143,329       100,361


Interest expense and other:
   Interest expense                        41,572         40,169        39,628
   Allowance for  funds used during
     construction                          -3,910         -1,972        -3,177
   Miscellaneous, net                      -1,247           -801        -2,104
                                           36,415         37,396        34,347


Income before income taxes                 99,176        105,933        66,014


Federal and state income taxes             37,966         37,963        20,723


Net income                                 61,210         67,970        45,291
Preferred dividend requirements               914            914         1,729
Net income available for common stock  $   60,296     $   67,056    $   43,562

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                Year Ended December 31
                                           1994          1993          1992
                                                    (in thousands)

Balance at beginning of year           $   188,862   $   153,106   $   134,822
Add:
    Net income                              61,210        67,970        45,291

Deduct:
    Cash dividends declared -
        Common stock                        52,000        31,300        24,721
        Preferred stock, at stated rates       914           914         1,729
    Other                                        0             0           557

Balance at end of year
    ($18,209,000 restricted as to
     payment of cash dividends)        $   197,158   $   188,862   $   153,106

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
                                                             December 31
ASSETS                                                   1994           1993
                                                           (in thousands)

Property, plant and equipment, at original cost:
 Utility -
    Plant in service -
        Electric                                  $  1,798,059    $  1,708,757
        Gas                                            158,115         147,956
        Other                                           86,005          75,845
                                                     2,042,179       1,932,558
    Less - Accumulated depreciation                    880,888         813,312
                                                     1,161,291       1,119,246
    Leased nuclear fuel, net of amortization            49,731          51,681
    Construction work in progress                       73,339          45,566
                                                     1,284,361       1,216,493
 Other                                                   1,824               0
                                                     1,286,185       1,216,493


Current assets:
   Cash and temporary cash investments                   2,135          18,313
   Accounts receivable -
      Customer, less reserve                            12,051          22,679
      Other                                              9,763          10,330
   Income tax refunds receivable                         3,450           3,082
   Production fuel, at average cost                     13,988          14,338
   Materials and supplies, at average cost              26,699          26,861
   Adjustment clause balances                            1,433               0
   Regulatory assets                                    20,145          14,225
   Prepayments and other                                29,546          30,985
                                                       119,210         140,813


Investments:
   Nuclear decommissioning trust funds                  33,779          28,059
   Cash surrender value of life insurance policies       2,915           2,380
   Other                                                 1,085           1,258
                                                        37,779          31,697


Other assets:
   Regulatory assets                                   192,955         148,592
   Deferred charges and other                            9,239           9,383
                                                       202,194         157,975
                                                     1,645,368       1,546,978


                                                             December 31
CAPITALIZATION AND LIABILITIES                           1994           1993
                                                           (in thousands)
Capitalization (See Consolidated Statements of
  Capitalization):

    Common stock                                  $     33,427    $     33,427
    Paid-in surplus                                    279,042         279,042
    Retained earnings                                  197,158         188,862
        Total common equity                            509,627         501,331
    Cumulative preferred stock                          18,320          18,320
    Long-term debt                                     380,404         480,074
                                                       908,351         999,725


Current liabilities:
    Notes payable to associated companies               18,495               0
    Short-term borrowings                               37,000          24,000
    Capital lease obligations                           14,385          15,345
    Maturities and sinking funds                       100,140             224
    Accounts payable                                    70,354          47,179
    Accrued interest                                     9,438           9,438
    Accrued taxes                                       47,188          39,763
    Accumulated refueling outage provision              15,196           2,660
    Dividends payable                                      229           5,229
    Adjustment clause balances                               0           5,149
    Provision for rate refund liability                      0           8,670
    Environmental liabilities                            5,428           4,721
    Other                                               18,095          17,648
                                                       335,948         180,026


Long-term liabilities:
    Capital lease obligations                           35,346          36,336
    Environmental liabilities                           37,853          21,114
    Other                                               46,724          29,866
                                                       119,923          87,316


Deferred credits:
    Accumulated deferred income taxes                  241,345         237,464
    Accumulated deferred investment tax credits         39,801          42,447
                                                       281,146         279,911


Commitments and contingencies (Note 11)


                                                  $  1,645,368    $  1,546,978
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                             December 31
                                                         1994           1993
                                                           (in thousands)
Common equity:
    Common stock - par value $2.50 per share -
      authorized 24,000,000 shares;
      outstanding 13,370,788 shares                 $    33,427    $    33,427
    Paid-in surplus                                     279,042        279,042
    Retained earnings                                   197,158        188,862
                                                        509,627        501,331


Cumulative preferred stock                               18,320         18,320


Long-term debt of IES Utilities Inc.:
    Collateral Trust Bonds -
        6% series, due 2008                              50,000         50,000
        7% series, due 2023                              50,000         50,000
        5.5% series, due 2023                            19,400         19,400
                                                        119,400        119,400

    First Mortgage Bonds -
        Series J, 6-1/4%, due 1996                       15,000         15,000
        Series L, 7-7/8%, due 2000                       15,000         15,000
        Series M, 7-5/8%, due 2002                       30,000         30,000
        Series W, 9-3/4%, due 1995                       50,000         50,000
        Series X, 9.42%, due 1995                        50,000         50,000
        Series Y, 8-5/8%, due 2001                       60,000         60,000
        Series Z, 7.60%, due 1999                        50,000         50,000
        6-1/8% series, due 1997                           8,000          8,000
        9-1/8% series, due 2001                          21,000         21,000
        7-3/8% series, due 2003                          10,000         10,000
        7-1/4% series, due 2007                          30,000         30,000
                                                        339,000        339,000
    Pollution control obligations -
       5.75%, due serially 1995 to 2003                   3,696          3,920
       5.95%, due 2007, secured by
          First Mortgage Bonds                           10,000         10,000
       Variable rate (5.45% - 5.60% at
          December 31, 1994), due 2000 to 2010           11,100         11,100
                                                         24,796         25,020
    Unamortized debt premium and (discount), net         -2,652         -3,122
                                                        480,544        480,298
          Less - Amount due within one year             100,140            224
                                                        380,404        480,074
                                                        908,351        999,725

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  Year Ended December 31
                                                                           1994            1993            1992
                                                                                      (in thousands)
Cash flows from operating activities:
  Net income                                                         $     61,210    $     67,970    $     45,291
  Adjustments to reconcile net income to net cash
   flows from operating activities -
     Depreciation and amortization                                         75,316          69,407          64,107
     Principal payments under capital lease obligations                    16,246          11,429          11,725
     Deferred taxes and investment tax credits                               -410          10,531          -2,406
     Refueling outage provision                                            12,536          -4,889          -5,503
     Allowance for equity funds used during construction                   -2,299            -824          -1,831
     Other                                                                  3,240           1,613           1,134
  Other changes in assets and liabilities -
     Accounts receivable                                                   10,395          -8,553            -571
     Production fuel, materials and supplies                                  404           5,909           1,579
     Accounts payable                                                      20,444           5,620             345
     Accrued taxes                                                          7,057         -10,991           6,118
     Provision for rate refunds                                            -8,670            -350           7,528
     Adjustment clause balances                                            -6,582           6,366          -4,122
     Gas in storage                                                         1,919          -2,309          -7,867
     Other                                                                  4,082             183           2,441
       Net cash flows from operating activities                           194,888         151,112         117,968


Cash flows from financing activities:
  Dividends declared on common stock                                      -52,000         -31,300         -24,721
  Dividends declared on preferred stock                                      -914            -914          -1,729
  Equity infusion from parent company                                           0          50,000               0
  Proceeds from issuance of long-term debt                                      0         119,400          83,400
  Reductions in long-term debt and preferred stock                           -224         -79,624         -39,429
  Net change in short-term borrowings                                      31,495         -68,560          51,660
  Principal payments under capital lease obligations                      -16,304         -11,276         -12,337
  Sale of utility accounts receivable                                         800          10,490           7,710
  Other                                                                    -5,000           5,010             231
    Net cash flows from financing activities                              -42,147          -6,774          64,785


Cash flows from investing activities:
  Construction and acquisition expenditures                              -148,062        -113,212        -171,013
  Nuclear decommissioning trust funds                                      -5,532          -5,532          -5,532
  Deferred energy efficiency costs                                        -16,157          -9,747          -6,877
  Other                                                                       832             723          -3,009
    Net cash flows from investing activities                             -168,919        -127,768        -186,431


Net increase (decrease) in cash and temporary cash investments            -16,178          16,570          -3,678


Cash and temporary cash investments at beginning of year                   18,313           1,743           5,421


Cash and temporary cash investments at end of year                   $      2,135    $     18,313    $      1,743


Supplemental cash flow information:
  Cash paid during the year for -
    Interest                                                         $     42,678    $      39,291   $     35,770
    Income taxes                                                     $     34,479    $      40,130   $     23,640

  Noncash investing and financing activities -
    Capital lease obligations incurred                               $     14,297     $     14,605   $      1,973

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
          (a)  Basis of Consolidation -

       IES   Utilities  Inc.  (Utilities)  is  a  wholly-owned
subsidiary of IES Industries Inc. (Industries). The Consolidated Financial Statements include the accounts of Utilities and its consolidated subsidiaries (collectively the Company). All subsidiaries for which Utilities owns directly or indirectly more than 50% of the voting stock, which are IES Ventures Inc. and IES Midland Development Inc., are included as consolidated subsidiaries. Both of these subsidiaries were formed in December 1994 and had no operations in 1994. All significant intercompany balances and transactions have been eliminated from the Consolidated Financial Statements.

      Investments for which the Company has at least a 20% interest are accounted for under the equity method of accounting. These investments are stated at acquisition cost, increased or decreased for the Company's equity in undistributed net income or loss, which is included in "Interest expense and other - Miscellaneous, net" in the Consolidated Statements of Income.

      Certain prior period amounts have been reclassified on a basis consistent with the 1994 presentation.

     (b)  Regulation -

      Utilities is subject to regulation by the Iowa Utilities
Board  (IUB)  and  the  Federal Energy  Regulatory  Commission
(FERC). Utilities' consolidated subsidiaries are not subject to regulation by the IUB or the FERC.

     (c)  Regulatory Assets -

      Utilities is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). The regulatory assets represent probable future revenue to Utilities associated with certain incurred costs as these costs are recovered through the rate making process. At December 31, regulatory assets as reflected in the Consolidated Balance Sheets were comprised of the following items:

                                                      1994       1993
                                                       (in millions)

Deferred income taxes (Note 1(d))                   $  90.1   $  88.6
Environmental liabilities (Note 11(f))                 43.8      25.4
Energy efficiency programs (Note 3(b))                 34.7      18.5
Employee pension and benefit costs (Note 7)            25.0      14.1
FERC Order No. 636 transition costs (Note 11(h))        8.0       5.0
Unamortized loss on reacquired debt                     6.1       6.4
Cancelled plant costs                                   2.4       3.3
Other                                                   3.0       1.5
                                                      213.1     162.8
Classified as "Current assets - regulatory assets"     20.1      14.2
Classified as "Other assets - regulatory assets"    $ 193.0   $ 148.6
assets"

      Refer to the individual footnotes referenced above for a further discussion of certain items reflected in regulatory assets.

     (d)  Income Taxes -

      The Company follows the liability method of accounting for deferred income taxes, which requires the establishment of deferred tax liabilities and assets, as appropriate, for all temporary differences between the tax basis of assets and liabilities and the amounts reported in the financial
statements.   Deferred  taxes  are  recorded  using  currently
enacted tax rates.

      Except as noted below, income tax expense includes provisions for deferred taxes to reflect the tax effects of temporary differences between the time when certain costs are recorded in the accounts and when they are deducted for tax return purposes. As temporary differences reverse, the related accumulated deferred income taxes are reversed to income. Investment tax credits for Utilities have been deferred and are subsequently credited to income over the average lives of the related property.

      Consistent with rate making practices for Utilities, deferred tax expense is not recorded for certain temporary differences (primarily related to utility property, plant and equipment). Accordingly, Utilities has recorded deferred tax liabilities and regulatory assets, as identified in Note 1(c).

     (e)  Temporary Cash Investments -

      Temporary cash investments are stated at cost, which approximates market value, and are considered cash equivalents for the Consolidated Statements of Cash Flows. These investments consist of short-term liquid investments which have maturities of less than 90 days from the date of acquisition.

       (f)   Depreciation  of  Utility  Property,  Plant   and
             Equipment -

      The average rates of depreciation for electric and gas properties of Utilities, including Utilities' nuclear generating station, the Duane Arnold Energy Center (DAEC), which is being depreciated over a 36-year life using a remaining life method, consistent with current rate making practices, were as follows:

                        1994       1993        1992

        Electric        3.6%       3.5%        3.5%
        Gas             3.8%       3.5%        3.0%



     (g)  Decommissioning of the DAEC -

      Included in Utilities' proposed electric rate increase discussed in Note 3(a) is a proposal to increase the annual recovery of anticipated costs to decommission the DAEC to approximately $9 million annually from the current level of $5.5 million. Decommissioning expense is included in "Depreciation and amortization" in the Consolidated Statements of Income and the cumulative amount is included in "Accumulated depreciation" in the Consolidated Balance Sheets to the extent recovered through rates. The proposal is based on the following assumptions: 1) cost to decommission the DAEC of $252.7 million in 1993 dollars, based on the Nuclear Regulatory Commission (NRC) minimum formula (which exceeds the amount in the current site-specific study completed in 1994);
2)  inflation  of  4.91%  annually  to  the  year  2014,  when decommissioning is expected to begin; 3) the prompt dismantling and removal method of decommissioning; 4) monthly funding of all future collections into external trust funds and funded on a tax-qualified basis to the extent possible; 5) an average after-tax return of 6.82% for all external investments; and 6) collection of the costs on a straight-line basis, in real terms, through 2014. Current levels of rate recovery: 1) do not recognize estimated future inflation for the entire period prior to commencement of the decommissioning process; 2) assume that decommissioning begins in 2010; and 3) provide recovery on a straight-line basis without considering the effects of inflation. At December 31, 1994, Utilities had $33.8 million invested in external decommissioning trust funds as indicated in the Consolidated Balance Sheets, and also had an internal decommissioning reserve of $21.7 million recorded as accumulated depreciation. Earnings on the external trust funds, which were $1.0 million in 1994, are recorded as interest income and a corresponding interest expense payable to the funds is recorded. The earnings accumulate in the external trust fund balances and in accumulated depreciation on utility plant.

      See "Management's Discussion and Analysis of the Results of Operations and Financial Condition" for a discussion of industry issues raised by the staff of the SEC and a Financial Accounting Standards Board review regarding the electric utility industry method of accounting for decommissioning costs.

     (h)  Allowance for Funds Used During Construction -

      The allowance for funds used during construction (AFC), which represents the cost during the construction period of funds used for construction purposes, is capitalized by Utilities as a component of the cost of utility plant. The amount of AFC applicable to debt funds and to other (equity) funds, a non-cash item, is computed in accordance with the prescribed FERC formula. The aggregate gross rates used by Utilities for 1994-1992 were 9.3%, 5.7% and 9.2%, respectively.

     (i)  Operating Revenues -

      The Company accrues revenues for services rendered but unbilled at month-end in order to more properly match revenues with expenses.

     (j)  Adjustment Clauses -

      Utilities' tariffs provide for subsequent adjustments to its electric and natural gas rates for changes in the cost of fuel and purchased energy and in the cost of natural gas purchased for resale. Changes in the under/over collection of these costs are reflected in "Fuel for production" and "Gas purchased for resale" in the Consolidated Statements of
Income. The cumulative effects are reflected in the Consolidated Balance Sheets as a current asset or current liability, pending automatic reflection in future billings to customers.

     (k)  Accumulated Refueling Outage Provision -

      The IUB allows Utilities to collect, as part of its base revenues, funds to offset other operating and maintenance expenditures incurred during refueling outages at the DAEC. As these revenues are collected, an equivalent amount is charged to other operating and maintenance expenses with a corresponding credit to a reserve. During a refueling outage, the reserve is reversed to offset the refueling outage expenditures.

(2)  ACQUISITION  OF  IOWA  SERVICE  TERRITORY  OF  UNION
     ELECTRIC COMPANY:

     Effective December 31, 1992, Utilities purchased the Iowa distribution system and a portion of the Iowa transmission facilities of Union Electric Company (UE) for approximately $65 million in cash. The net book value of the acquired assets was approximately $35 million and the amount of the purchase price in excess of the book value (approximately $30 million) has been recorded as an acquisition adjustment. The acquisition adjustment is being amortized over the life of the property and the amortization is included in "Interest expense and other - Miscellaneous, net" in the Consolidated Statements of Income. Recovery of the acquisition adjustment through rates has been requested in Utilities' current electric rate filing, which is discussed in Note 3(a). See Note 11(b) for a discussion of the purchase power contracts between Utilities and UE associated with this acquisition.

(3)  RATE MATTERS:
     (a)  1994 Electric Rate Case -

      In 1994, Utilities applied to the IUB for an increase in retail electric rates of approximately $26 million annually, or 5.2%. Utilities' proposal includes approximately $12 million in annual revenue requirement related to increased recovery levels of depreciation expense and nuclear decommissioning expense. To the extent these proposals are approved by the IUB, corresponding increases in expense would be recorded and there would be no effect on net income. No interim increase was requested.

     The Office of Consumer Advocate (OCA) filed a petition in connection with this proceeding to reduce the rates for retail electric service by approximately $27 million or 5.5%. The primary differences between the amount of the increase requested by Utilities and the decrease proposed by the OCA are: 1) a 13.9% return on common equity requested by Utilities compared to 11.1% proposed by the OCA; 2) OCA's rejection of Utilities' proposal to increase collections for decommissioning the DAEC; 3) OCA's rejection of Utilities' proposal to increase depreciation rates; 4) OCA's proposal to reject most of Utilities' request to recover an acquisition adjustment associated with its acquisition of the Iowa service territory of UE; and 5) an adjustment to test year sales levels proposed by the OCA. If a rate reduction is ultimately ordered by the IUB, the reduction would be effective from
October 22, 1994, and revenues collected beyond that date would be subject to refund to the extent of the reduction approved by the IUB, if any. As of December 31, 1994, Utilities' revenues collected subject to refund were approximately $5 million.

      Intervenors in the proceeding also submitted filings in October 1994. These parties, which primarily represent individual or groups of customers, generally object to particular elements of the price increase and Utilities' price design proposals. Those intervenors that quantified their positions have generally argued for a price decrease, but none as large as that proposed by the OCA.

     Utilities expects to receive an order from the IUB in May
1995.

     (b)  1994 Energy Efficiency Cost Recovery Filing -

     The IUB has adopted rules that mandate Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues for energy efficiency programs. Under provisions of the IUB rules, in August 1994, Utilities applied to the IUB for recovery of approximately $23 million and $13 million for the electric and gas programs, respectively, related to costs incurred through 1993 for such programs. The $36 million total for the electric and gas programs is comprised of $21 million of direct expenditures and carrying costs (recorded as a "Regulatory asset" in the Consolidated Balance Sheets, including $3.6 million as current), $7 million for a return on the expenditures over the recovery period and $8 million for a reward based on a sharing of the benefits of such programs.

      In  October  1994,  the OCA and  an  intervenor  in  the
proceeding filed their direct testimony. The principal difference between Utilities and the other parties is approximately $7 million in the reward calculation. Hearings in the proceeding were held in January 1995. Any increase approved by the IUB is not expected to be effective before April 1995, and recovery will be over a four-year period with a return allowed on the unrecovered portion over the recovery period.

(4)   LEASES:

      Utilities has a capital lease covering its 70% undivided interest in nuclear fuel purchased for the DAEC. Future purchases of fuel may also be added to the fuel lease. This lease provides for annual one-year extensions and Utilities intends to exercise such extensions through the DAEC's operating life. Interest costs under the lease are based on commercial paper costs incurred by the lessor. Utilities is responsible for the payment of taxes, maintenance, operating cost, risk of loss and insurance relating to the leased fuel.

      The lessor has an $80 million credit agreement with a bank supporting the nuclear fuel lease. The agreement continues on a year-to-year basis, unless either party provides at least a three-year notice of termination; no such notice of termination has been provided by either party.

      Annual nuclear fuel lease expenses include the cost of fuel, based on the quantity of heat produced for the generation of electric energy, plus the lessor's interest costs related to fuel in the reactor and administrative expenses. These expenses (included in "Fuel for production" in the Consolidated Statements of Income) for 1994-1992 were $17.8 million, $12.4 million and $12.9 million, respectively.

       The Company's operating lease rental expenses for 1994-1992 were $9.8 million, $8.4 million and $6.8 million, respectively.

      The Company's future minimum lease payments by year are as follows:

                                           Capital       Operating
        Year                                Lease          Leases
                                               (in thousands)

        1995                                 $ 15,634      $   7,023
        1996                                   15,653          6,987
        1997                                   12,942          4,591
        1998                                    6,394          3,317
        1999                                    4,176          2,544
        2000 - 2002                             1,267           -
                                               56,066      $  24,462
        Less:  Amount representing interest     6,335
        Present value of net minimum
            capital lease payments           $ 49,731


(5)  UTILITY ACCOUNTS RECEIVABLE:

       Customer accounts receivable, including unbilled revenues, arise primarily from the sale of electricity and natural gas. At December 31, 1994, Utilities was serving a diversified base of residential, commercial and industrial customers consisting of approximately 330,000 electric and 173,000 gas customers.

     Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At December 31, 1994, $54 million was sold under the agreement.

(6)   INCOME TAXES:

      The components of Federal and state income taxes for the years ended December 31, were as follows:


                                 1994          1993         1992
                                          (in millions)

Current tax expense             $ 38.4       $  27.5      $ 23.2
Deferred tax expense               2.2          15.4         0.3
Amortization and adjustment
  of investment tax credits       (2.6)         (4.9)       (2.8)
                                $ 38.0       $  38.0      $ 20.7


      The overall effective income tax rates shown below for the years ended December 31, were computed by dividing total income tax expense by income before income taxes.


                                                  1994       1993       1992

Statutory Federal income tax rate                 35.0%      35.0%      34.0%
Add (deduct):
    State income taxes, net of Federal benefits    6.1        5.8        5.6
    Effect of property related temporary
        differences for which deferred taxes
        are not provided under rate making
        principles                                 3.2        1.5        0.5
    Amortization of investment tax credits        (2.7)      (2.5)      (4.2)
    Reversal through tariffs of deferred
        taxes provided at rates in excess of
        the current statutory Federal income
        tax rate                                  (1.5)      (1.7)      (2.7)
    Adjustment of prior period taxes              (1.9)      (2.0)      (2.0)
    Other items, net                               0.1        (0.3)      0.2
Overall effective income tax rate                 38.3%      35.8%      31.4%

      The accumulated deferred income taxes as set forth below in the Consolidated Balance Sheets at December 31, arise from the following temporary differences:


                                           1994         1993
                                             (in millions)

  Property related                        $ 276       $ 272
  Investment tax credit related             (28)        (30)
  Decommissioning related                   (13)        (12)
  Other                                       6           7
                                          $ 241       $ 237



(7)  BENEFIT PLANS:
     (a)  Pension Plans -

     The Company has one contributory and two non-contributory retirement plans that, collectively, cover substantially all of its employees. Plan benefits are generally based on years of service and compensation during the employees' latter years of employment. Payments made from the pension funds to retired employees and beneficiaries during 1994 totaled $9.7 million.

      The Company's policy is to fund the pension cost at an amount that is at least equal to the minimum funding require ments mandated by the Employee Retirement Income Security Act (ERISA) and that does not exceed the maximum tax deductible amount for the year.

       Pursuant   to  the  provisions  of  SFAS  71,   certain
adjustments to Utilities' pension provision are necessary to reflect the accounting for pension costs allowed in its most recent rate cases.

      The components of the pension provision for the years ended December 31, were as follows:

                                                1994       1993       1992
                                                      (in thousands)

Service cost                              $   5,786    $   4,275   $   4,439
Interest cost on projected
  benefit obligation                         11,265       11,131       9,999
Assumed return on plans' assets             (12,426)     (12,177)    (11,640)
Amortization of unrecognized gain              (180)        (763)       (135)
Amortization of prior service cost            1,335        1,195         938
Amortization of unrecognized plans'
    assets as of January 1, 1987               (329)        (384)       (382)
Pension cost                                  5,451        3,277       3,219
Adjustment to funding level                  (5,340)      (2,867)        301
Total pension costs paid to the Trustees  $     111    $     410   $   3,520

Actual return on plans' assets            $    (101)   $  12,718   $   8,861

     A reconciliation of the funded status of the plans to the
amounts  recognized  in  the Consolidated  Balance  Sheets  at
December 31, is presented below:
                                                             1994        1993
                                                              (in thousands)

Fair market value of plans' assets                      $ 165,267    $ 174,133
Actuarial present value of benefits rendered to date -
  Accumulated benefits based on compensation to
    date, including vested benefits of $96,968,000
    and $100,905,000, respectively                       107,017       110,676
  Additional benefits based on estimated
    future salary levels                                  39,565        42,938
Projected benefit obligation                             146,582       153,614
Plans' assets in excess of projected benefit obligation   18,685        20,519
Remaining unrecognized net asset existing at
  January 1, 1987, being amortized over 20 years          (3,792)       (4,109)
Unrecognized prior service cost                           17,991        16,708
Unrecognized net gain                                    (33,942)      (28,830)
Prepaid (accrued) pension cost recognized in the
  Consolidated Balance Sheets                           $ (1,058)    $   4,288

Assumed rate of return, all plans                           8.00%         8.00%
Weighted average discount rate of projected benefit
  obligation, all plans                                     8.25%         7.50%
Range of assumed rates of increase in future
  compensation levels for the plans                    4.00-5.75%    4.00-5.75%


     (b)  Other Postemployment Benefit Plans -

       The Company provides certain benefits to retirees (primarily health care benefits). Through 1992, the Company expensed such costs as benefits were paid ($2.2 million for 1992), which was consistent with rate making practices at that time.

      Effective January 1, 1993, the Company adopted SFAS 106, which requires the accrual of the expected cost of postretirement benefits other than pensions during the employees' years of service. The IUB has adopted rules stating that postretirement benefits other than pensions will be included in Utilities' rates pursuant to the provisions of SFAS 106. The rules permit Utilities to amortize the transition obligation as of January 1, 1993, over 20 years and require that all amounts collected are to be funded into an external trust to pay benefits as they become due. Beginning in 1993, the gas portion of these costs is being recovered in Utilities' gas rates, and is funded in external trust funds. The IUB has adopted a rule that permits a deferral of the incremental electric SFAS 106 costs until the earlier of: 1) an order in an electric rate case, or 2) December 31, 1995. Accordingly, pursuant to the provisions of SFAS 71, Utilities had deferred $5.6 million of such costs at December 31, 1994. Utilities has requested recovery of these costs in the electric rate case discussed in Note 3(a).

      The  components of postretirement benefit costs for  the
years ended December 31, were as follows:
                                                  1994         1993
                                                    (in thousands)

Service cost                                    $ 1,785      $ 1,685
Interest cost on accumulated postretirement
  benefit obligation                              3,175        3,247
Actual return on plan assets                        (47)         -
Amortization of transition obligation
  existing at January 1, 1993                     2,024        2,024
Amortization of unrecognized asset loss             (13)         -
Amortization of unrecognized gain                    (4)         -
Amortization of prior service cost                   19          -
Postretirement benefit costs                      6,939        6,956
Less:  Deferred postretirement benefit costs      2,732        2,858
Net postretirement benefit costs                $ 4,207      $ 4,098

     A reconciliation of the funded status of the plans to the
amounts  recognized  in  the Consolidated  Balance  Sheets  at
December 31, is presented below:
                                                      1994         1993
                                                        (in thousands)

Fair market value of plans' assets                $   1,127    $   1,171
Accumulated postretirement benefit obligation -
    Active employees not yet eligible                18,216       18,325
    Active employees eligible                         5,119        4,130
    Retirees                                         18,161       20,140
Total accumulated postretirement benefit
    obligation                                       41,496       42,595
Accumulated postretirement benefit obligation
    in excess of plans' assets                      (40,369)     (41,424)
Unrecognized transition obligation                   36,439       38,463
Unrecognized net gain                                (5,358)      (1,167)
Unrecognized prior service cost                         170          -
Accrued postretirement benefit cost in the
    Consolidated Balance Sheets                   $  (9,118)   $  (4,128)

Assumed rate of return                                 8.00%        8.00%
Weighted average discount rate of
    accumulated postretirement benefit
    obligation                                         8.25%        7.50%
Medical trend on paid charges:
    Initial trend rate                                11.00%       12.00%
    Ultimate trend rate                                6.50%        6.50%

      The assumed medical trend rates are critical assumptions in determining the service cost and accumulated postretirement benefit obligation related to postretirement benefit costs. A 1% change in the medical trend rates, holding all other assumptions constant, would have changed the 1994 service cost by $1.0 million (20%) and the accumulated postretirement benefit obligation at December 31, 1994, by $6.6 million (16%).

     On January 1, 1994, the Company adopted the provisions of SFAS 112, "Employers' Accounting for Postemployment Benefits," and its adoption did not have a material effect on the Company's financial position or results of operations.

(8)  PREFERRED AND PREFERENCE STOCK:

      Utilities has 466,406 shares of Cumulative Preferred Stock, $50 par value, authorized for issuance at December 31, 1994, of which the 6.10%, 4.80% and 4.30% Series had 100,000, 146,406 and 120,000 shares, respectively, outstanding at both December 31, 1994 and 1993. These shares are redeemable at the option of Utilities upon 30 days notice at $51.00, $50.25 and $51.00 per share, respectively, plus accrued dividends. In addition, there are 700,000 shares of Utilities Cumulative Preference Stock ($100 par value) authorized for issuance, of which none were outstanding at December 31, 1994.

(9)  DEBT:
     (a)  Long-Term Debt -

      Utilities' Indentures and Deeds of Trust securing its First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property. Utilities' Indenture and Deed of Trust securing its Collateral Trust Bonds constitutes a second lien on substantially all tangible public utility property while First Mortgage Bonds remain outstanding.

      Total sinking fund requirements, which Utilities intends to meet by pledging additional property under the terms of Utilities' Indentures and Deeds of Trust, and debt maturities for 1995-1999 are as follows:

                                        Debt Maturities
                                        (in thousands)

Debt Issue               1995      1996       1997       1998       1999

  Sinking fund       $     780  $    630  $     550   $     550  $     550
    requirements
  Pollution control        140       140        140         140        140
  Series W              50,000         -          -           -          -
  Series X              50,000         -          -           -          -
  Series J                   -    15,000          -           -          -
  6-1/8% Series              -         -      8,000           -          -
  Series Z                   -         -          -           -     50,000
Total               $  100,920  $ 15,770  $   8,690   $     690  $  50,690



     The Company intends to refinance the majority of the debt maturities with long-term securities.

     (b)  Short-Term Debt -

      At December 31, 1994, the Company had bank lines of credit aggregating $67.7 million, of which $37 million was being used to support commercial paper (weighted average interest rate of 6.13%) and $7.7 million was being used to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At
December 31, 1994, there were no borrowings under this facility. Utilities also has a letter of credit in the amount of $3.4 million supporting two of its variable rate pollution control obligations.

(10) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The estimated fair values of financial instruments at December 31, 1994, and the basis upon which they were estimated are as follows:

     (a)  Current Assets and Current Liabilities -

      The carrying amount approximates fair value because of the short maturity of such financial instruments.

     (b)  Nuclear Decommissioning Trust Funds -

      The carrying amount represents the fair value of these trust funds, as reported by the trustee. On January 1, 1994, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard, which applies to Utilities' nuclear decommissioning trust funds, requires that unrealized gains and losses on such investments be included in the reported balance of such investments. At December 31, 1994, the balance of the "Nuclear decommissioning trust funds" as shown in the Consolidated Balance Sheets included $0.8 million of unrealized losses on the investments held in the trust funds. The accumulated reserve for decommissioning costs was adjusted by a corresponding amount and there was no effect on net income from adopting this standard.

     (c)  Cumulative Preferred Stock of Utilities -

      The estimated fair value of this stock of $10.2 million is based upon the market yield of similar securities.

     (d)  Long-Term Debt -

      The  carrying amount of long-term debt was $483  million
compared  to  estimated  fair  value  of  $459  million.   The
estimated fair value of long-term debt is based upon quoted market prices.

      Since Utilities is subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of financial instruments may not be realized by the Company's parent.

(11) COMMITMENTS AND CONTINGENCIES:
     (a)  Construction Program -

       The Company's construction and acquisition program anticipates expenditures of approximately $163 million for 1995, and additional expenditures of approximately $13 million for mandated energy efficiency programs. The energy efficiency expenditures will be deferred pursuant to IUB rules as discussed in Note 3(b). Substantial commitments have been made in connection with all such expenditures.

     (b)  Purchase Power Contracts -

      In connection with the acquisition of the UE properties discussed in Note 2, Utilities is purchasing power from UE under a firm capacity contract with a 1995 requirement of 100 Mw of delivered capacity declining to 60 Mw in 1997. Utilities will also purchase an additional annual maximum interruptible capacity of up to 54 Mw of 25 Hz power, which extends through 1998 and will continue thereafter unless either party gives a three-year notice of cancellation. The costs of capacity purchases for these contracts are reflected in "Purchased power" in the Consolidated Statements of Income.

      Utilities has a contract to purchase capacity of 50 Mw from the City of Muscatine for the period May 1, 1995, through October 31, 1995. Utilities has also entered into an agreement with Basin Electric Power Cooperative to purchase capacity of 50 Mw, 75 Mw, 100 Mw and 100 Mw during the annual six-month summer season for the years 1996 through 1999, respectively.

      Total capacity charges under all existing contracts will approximate $16.3 million, $14.3 million, $12.3 million, $4.7 million and $3.4 million for the years 1995-1999, respectively.

     (c)  Coal Contract Commitments -

      Utilities has entered into coal supply contracts which expire between 1996 and 2001 for its fossil-fueled generating stations. At December 31, 1994, the contracts cover approximately $199 million of coal over the life of the contracts, which includes $50 million expected to be incurred in 1995. Utilities expects to supplement these coal contracts with spot market purchases to fulfill its future fossil fuel needs.

      (d)  Information Technology Services -

      The Company entered into an agreement, expiring in 2004, with Electronic Data Systems Corporation (EDS) for information technology services. The contract is subject to declining termination fees. The Company's anticipated expenditures under the agreement for 1995 are estimated to be approximately $9.1 million. Future costs under the agreement are variable and are dependent upon the Company's level of usage of technological services from EDS.

     (e)  Nuclear Insurance Programs -

      The Price-Anderson Amendments Act of 1988 (1988 Act) provides Utilities with the benefit of $8.9 billion of public liability coverage consisting of $200 million of insurance and $8.7 billion of potential retroactive assessments from the owners of nuclear power plants. Based upon its ownership of the DAEC, under the 1988 Act, Utilities could be assessed a maximum of $79.3 million per nuclear incident, with a maximum of $10 million per year (of which Utilities' 70% ownership portion would be approximately $55 million and $7 million, respectively) if losses relating to the incidents exceeded $200 million. These limits are subject to adjustments for inflation in future years.

      Utilities is a member of Nuclear Electric Insurance Limited (NEIL), which provides insurance coverage for the cost of certain property losses at nuclear generating stations and for the cost of replacement power during certain outages. Companies insured through NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. NEIL's accumulated reserve funds are currently sufficient to more than cover its exposure in the event of a single incident under the property damage or replacement power coverages. However, Utilities could be assessed annually a maximum of $8.5 million for certain property losses and $0.7 million for replacement power if NEIL's losses relating to accidents exceeded its accumulated reserve funds. Utilities is not aware of any losses that it believes are likely to result in an assessment.

     (f)  Environmental Liabilities -

      The Company has recorded environmental liabilities of approximately $43 million, including $5.4 million as current liabilities, in its Consolidated Balance Sheets at December
31, 1994.  The significant items are discussed below.

          Former Manufactured Gas Plant (FMGP) Sites

      Utilities has been named as a Potentially Responsible Party (PRP) by either the Iowa Department of Natural Resources
(IDNR), the Minnesota Pollution Control Agency (MPCA) or the United States Environmental Protection Agency (EPA) for 28 FMGP sites. Utilities believes that it is not responsible for two of the sites for which it has been designated a PRP. Utilities has another FMGP site for which it has not yet been formally designated as a PRP. Utilities is working pursuant to the requirements of the IDNR, MPCA and EPA to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the remaining 27 sites in order to protect public health and the environment. In addition, Utilities has recently become aware that two additional sites may exist, but it has not yet been able to determine if any liability may exist.

      Utilities has completed the remediation of three sites and is in various stages of the investigation and/or remediation processes for 22 sites. The investigation process is scheduled to begin in 1995 or 1996 for the two other sites. In 1994, Utilities received updated investigation reports on a number of sites, which, at some sites, indicated a greater volume of contaminated soil, surface and ground water needing treatment, and a greater volume of substances requiring higher cost incineration, than was anticipated in prior estimates. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known.

      Utilities has recorded environmental liabilities related to the FMGP sites of $31 million (including $4.3 million as current liabilities) at December 31, 1994. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed. For those sites where the investigation is in its earlier stages or has not started, the liability represents the minimum of the estimated cost range. All investigations are expected to be completed by 1999 and site-specific remediations, based on recommendations from the IDNR, MPCA and EPA, are anticipated to be completed within three years after the completion of the investigations of each site. Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with the three sites for which remediation has been completed.

     Utilities has begun pursuing coverage for investigation, mitigation, prevention, remediation and monitoring costs from its insurance carriers and is investigating the potential for third party cost sharing for FMGP investigation and clean-up costs. The amount of shared costs, if any, cannot be reasonably determined and, accordingly, no potential sharing has been recorded at December 31, 1994. Regulatory assets of $31.0 million have been recorded in the Consolidated Balance Sheets, which reflect the future recovery that is being provided through Utilities' rates. Considering the rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

          National Energy Policy Act of 1992

     The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases and, for the DAEC, averages $1.4 million annually through 2007, of which Utilities' 70% share is $1.0 million. Utilities is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. Utilities' 70% share of the future assessment, $12.0 million payable through 2007, has been recorded as a liability in the Consolidated Balance Sheets, including $0.8 million included in "Current liabilities - Environmental liabilities," with a related regulatory asset for the unrecovered amount.

     (g)  Clean Air Act -

      The Clean Air Act Amendments Act of 1990 (Act) requires emission reductions of sulfur dioxide and nitrogen oxides to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act will be implemented in two phases with Phase I affecting two of Utilities' units beginning in 1995 and Phase II affecting all units beginning in the year 2000. Utilities is in the process of completing the modifications necessary to meet the Phase I requirements.

     Utilities expects to meet the requirements of Phase II by switching to lower sulfur fuels and through capital expenditures primarily related to fuel burning equipment and boiler modifications. Utilities estimates capital expenditures at approximately $22.5 million, including $4.4 million in 1995, in order to meet the requirements of the Act.

     (h)  FERC Order No. 636 -

     The FERC issued Order No. 636 (Order 636) in 1992. Order 636, as modified on rehearing: 1) requires Utilities' pipeline suppliers to unbundle their services so that gas supplies are obtained separately from transportation service, and transportation and storage services are operated and billed as separate and distinct services; 2) requires the pipeline suppliers to offer "no notice" transportation service under which firm transporters (such as Utilities) can receive delivery of gas up to their contractual capacity level on any day without prior scheduling; 3) allows pipelines to abandon long-term (one year or more) transportation service provided to a customer under an expiring contract whenever the customer fails to match the highest rate and longest term (up to 20 years) offered to the pipeline by other customers for the particular capacity; and 4) provides for a mechanism under which pipelines can recover prudently incurred transition costs associated with the restructuring process. Utilities has enhanced access to competitively priced gas supply and more flexible transportation services as a result of Order 636. However, under Order 636, Utilities is required to pay certain transition costs incurred and billed by its pipeline suppliers.

      Utilities' three pipeline suppliers have made filings with the FERC to begin collecting their respective transition costs, and additional filings are expected. Utilities began paying the transition costs in 1993, and, at December 31, 1994, has recorded a liability of $8.0 million for those transition costs that have been incurred by the pipelines to date, including $3.0 million expected to be billed through 1995. Utilities is currently recovering the transition costs from its customers through its Purchased Gas Adjustment Clauses as such costs are billed by the pipelines. Transition costs, in addition to the recorded liability, that may ultimately be charged to Utilities could approximate $10 million. The ultimate level of costs to be billed to Utilities depends on the pipelines' filings with the FERC and other future events, including the market price of natural gas. However, Utilities believes any transition costs that the FERC would allow the pipelines to collect from Utilities would be recovered from its customers, based upon regulatory treatment of these costs currently and similar past costs by the IUB. Accordingly, regulatory assets, in amounts corresponding to the recorded liabilities, have been recorded to reflect the anticipated recovery.

(12) JOINTLY-OWNED ELECTRIC UTILITY PLANT:

       Under joint ownership agreements with other Iowa utilities, Utilities has undivided ownership interests in jointly-owned electric generating stations and related transmission facilities. Each of the respective owners is responsible for the financing of its portion of the construction costs. Kilowatt-hour generation and operating expenses are divided on the same basis as ownership with each owner reflecting its respective costs in its Statements of Income. Information relative to Utilities' ownership interest in these facilities at December 31, 1994 is as follows:

                                           Ottumwa     Neal
                                  DAEC     Unit 1     Unit 3
                                       ($ in millions)

Utility plant in service        $ 490.8   $  187.9    $  55.5
Accumulated depreciation        $ 242.4   $   80.6    $  25.7
Construction work in progress   $   5.3   $    -      $   1.3
Plant capacity - Mw                 515        716        515
Percent ownership                    70%        48%        28%
In-service date                    1974       1981       1975

 (13)     SEGMENTS OF BUSINESS:

      The principal business segments of the Company are the generation, transmission, distribution and sale of electric energy and the purchase, distribution and sale of natural gas by Utilities. Certain financial information relating to the Company's significant segments of business is presented below:

                                         Year Ended December 31
                                     1994         1993           1992
                                             (in thousands)
Operating results:
  Revenues -
    Electric                          $   537,327  $   550,521   $   462,999
    Gas                                   139,033      154,318       139,455

  Operating income -
    Electric                              125,487      128,994        90,891
    Gas                                     8,135       13,750         8,367

Other information:
  Depreciation and amortization -
    Electric                               68,640       63,832        59,707
    Gas                                     6,214        5,186         4,024

  Construction and acquisition
  expenditures -
    Electric                               99,543       84,720       154,902
    Gas                                    12,719       12,582        17,308

  Assets -
    Identifiable assets -
      Electric                          1,347,024    1,288,505     1,226,614
      Gas                                 186,911      164,773       141,801
                                        1,533,935    1,453,278     1,368,415
    Other corporate assets                111,433       93,700        72,476

        Total consolidated assets    $  1,645,368  $ 1,546,978  $  1,440,891

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                           PART III

Item 10.  Directors, Executive Officers, Promoters and Control
          Persons of the Registrant

      Information regarding the identification of directors is included in Exhibit 99 and is incorporated herein by reference. Exhibit 99 is primarily an excerpt from IES Industries Inc. definitive proxy statement prepared for the 1995 annual meeting of stockholders, which was filed on March 20, 1995. The executive officers of the registrant are as follows:

Executive Officers of the Registrant (Effective February 7, 1995)


     Lee  Liu,  61,  Chairman of the Board &  Chief  Executive
     Officer.  First elected officer in 1975.


     Blake  O.  Fisher,  Jr., 50, President,  Chief  Operating
     Officer & Chief Financial Officer and Director. First elected officer in 1991. (i)


     Rene H.  Males,  62,  Executive  Vice  President.   First
     elected officer in 1991. (ii)


     Dr. Robert J. Latham, 52, Senior Vice President, Finance.
     First elected officer in 1985.


     Stephen W. Southwick, 48, Vice President, General Counsel
     & Secretary.  First elected officer in 1982.


     John F.  Franz, Jr., 55, Vice President, Nuclear.   First
     elected officer in 1992. (iii)


     Philip  D.  Ward,  54,  Vice  President,  Engineering   &
     Generation.  First elected officer in 1990.


     Harold W. Rehrauer, 57, Vice President, Field Operations.
     First elected officer in 1987.


     Richard A. Gabbianelli, 38, Controller & Chief Accounting
     Officer.  First elected officer in 1994.


     Dennis B. Vass, 45, Treasurer.  First elected officer  in
     1995. (iv)



      Officers are elected annually by the Board of Directors and each of the officers named above, except Blake O. Fisher, Jr., Rene H. Males, John F. Franz, Jr. and Dennis B. Vass,
have been employed by the Company as an officer or in other responsible positions at such companies for at least five years. There are no family relationships among these officers. There are no arrangements or understandings with respect to election of any person as an officer.

      (i) Prior  to the appointment of Blake O.  Fisher,
          Jr. as Executive Vice President & Chief Financial Officer of the Company in January 1991, he was employed by Consumers Power Company as Vice President Finance and Treasurer.

     (ii) Prior to the appointment of Rene H. Males as an officer in 1991, he was President of Joy Environment Equipment Company of Monrovia, California. He was Senior Vice President for Wisconsin Electric Power Company from 1987 to 1989.

    (iii) Prior to the appointment of John F. Franz, Jr.
          as Vice President, Nuclear in 1992, he was employed by Philadelphia Electric Company as Plant Manager,
          Peach Bottom Atomic Power Station.

     (iv) Prior to the appointment of Dennis B. Vass as Treasurer of the Company in February, 1995, he was employed by Consumers Power Company as Financial Projects Director and by the Company in April, 1991, as Manager of Finance.


Item 11.  Executive Compensation

       Information   regarding  executive   compensation   and
transactions is included in Exhibit 99 and is incorporated herein by reference.

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


                            PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                    Page No.

(a)  1.   Financial Statements -

          Included in Part II of this report -

          Report of Management.                                        49 - 50

          Report of Independent Public Accountants.                       51

          Consolidated Statements of Income for the
          years ended December 31, 1994, 1993 and 1992.                   52

          Consolidated Statements of Retained Earnings
          for the years ended December 31, 1994, 1993 and 1992.           53

          Consolidated Balance Sheets at December 31, 1994 and
          1993.                                                        54 - 55

          Consolidated Statements of Capitalization at
          December 31, 1994 and 1993.                                     56

          Consolidated Statements of Cash Flows for the
          years ended December 31, 1994, 1993 and 1992.                   57

          Notes to Consolidated Financial Statements.                  58 - 84


(a)  2.   Financial Statement Schedules -

          Included in Part IV of this report -

          Schedule II -  Valuation and Qualifying Accounts and
                         Reserves for the years ended December 31,
                         1994, 1993 and 1992.                             90


          Other schedules are omitted as not required under Rules of Regulation S-X.

(a)  3.   Exhibits -

          See Exhibit Index beginning on page 93.


(b)       Reports on Form 8-K -


          Items Reported      Financial Statements        Date of Report

               7                    Note 1                March 15, 1995



          Note  1:   The  Form 8-K provided  the  audited
                     financial statements of the Company.

                      IES UTILITIES INC.

  SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

     FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



        Column A                                   Column B    Column E

                                                   Balance     Balance
      Description                                 January 1   December 31
                                                      (in thousands)


1994:
   Accumulated provision for
    uncollectible accounts                        $     409   $     650

   Accumulated provision for rate refunds         $   8,670   $      -

1993:
   Accumulated provision for
    uncollectible accounts                        $     567   $     409

   Accumulated provision for rate refunds         $   9,020   $   8,670

1992:
   Accumulated provision for
    uncollectible accounts                        $     804   $     567

   Accumulated provision for rate refunds         $   1,492   $   9,020

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 1995.


                                   IES UTILITIES INC.
                                      (Registrant)



                                    By  /s/   Blake O. Fisher, Jr.
                                              Blake O. Fisher, Jr.
                                       President, Chief Operating Officer &
                                       Chief Financial Officer and Director



      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1995:




/s/  Lee Liu                            Chairman of  the Board &
     Lee Liu                            Chief Executive Officer
                                        (Principal  Executive Officer)


/s/  Blake  O. Fisher, Jr.              President, Chief Operating Officer &
     Blake  O. Fisher, Jr.              Chief Financial Officer and Director
                                        (Principal Financial Officer)


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


/s/  Jack R. Newman                     Director
     Jack R. Newman


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

Exhibit


   3(a)     Articles  of  Incorporation  of   the
            Registrant, Amended and Restated as of January 6, 1994 (Filed as Exhibit 4(b) to Company's Current Report on Form 8-K, dated January 7, 1994).

   3(b)     Bylaws  of  Registrant,  as  amended
            February 7, 1995 (Filed as Exhibit 3 to Company's Current Report on Form 8-K, dated March 15, 1995).

   4(a) Indenture of Mortgage and Deed of Trust, dated as of September 1, 1993, between the Company (formerly Iowa Electric Light and Power Company (IE)) and the First National Bank of Chicago, as Trustee (Mortgage) (Filed as Exhibit 4(c) to IE's Form 10-Q for the quarter ended September 30, 1993).

   4(b)     Supplemental Indentures to the Mortgage:

   Number       Dated as of      IE File Reference     Exhibit

   First     October 1, 1993    Form 10-Q, 11/12/93    4(d)
   Second    November 1, 1993   Form 10-Q, 11/12/93    4(e)


   4(c) Indenture of Mortgage and Deed of Trust, dated as of August 1, 1940, between the Company (formerly IE) and the First National Bank of Chicago, Trustee (1940 Indenture) (Filed as Exhibit 2(a) to IE's Registration Statement, File No. 2-25347).

   4(d)     Supplemental Indentures  to  the  1940 Indenture:


   Number            Dated as of              IE File Reference   Exhibit

   First             March 1, 1941            2-25347             2(a)
   Second            July 15, 1942            2-25347             2(a)
   Third             August 2, 1943           2-25347             2(a)
   Fourth            August 10, 1944          2-25347             2(a)
   Fifth             November 10, 1944        2-25347             2(a)
   Sixth             August 8, 1945           2-25347             2(a)
   Seventh           July 1, 1946             2-25347             2(a)
   Eighth            July 1, 1947             2-25347             2(a)
   Ninth             December 15, 1948        2-25347             2(a)
   Tenth             November 1, 1949         2-25347             2(a)
   Eleventh          November 10, 1950        2-25347             2(a)
   Twelfth           October 1, 1951          2-25347             2(a)
   Thirteenth        March 1, 1952            2-25347             2(a)
   Fourteenth        November 5, 1952         2-25347             2(a)
   Fifteenth         February 1, 1953         2-25347             2(a)
   Sixteenth         May 1, 1953              2-25347             2(a)
   Seventeenth       November 3, 1953         2-25347             2(a)
   Eighteenth        November 8, 1954         2-25347             2(a)
   Nineteenth        January 1, 1955          2-25347             2(a)
   Twentieth         November 1, 1955         2-25347             2(a)
   Twenty-first      November 9, 1956         2-25347             2(a)
   Twenty-second     November 6, 1957         2-25347             2(a)
   Twenty-third      November 4, 1958         2-25347             2(a)
   Twenty-fourth     November 3, 1959         2-25347             2(a)
   Twenty-fifth      November 1, 1960         2-25347             2(a)
   Twenty-sixth      January 1, 1961          2-25347             2(a)
   Twenty-seventh    November 7, 1961         2-25347             2(a)
   Twenty-eighth     November 6, 1962         2-25347             2(a)
   Twenty-ninth      November 5, 1963         2-25347             2(a)
   Thirtieth         November 4, 1964         2-25347             2(a)
   Thirty-first      November 2, 1965         2-25347             2(a)
   Thirty-second     September 1, 1966        Form 10-K, 1966     4.10
   Thirty-third      November 30, 1966        Form 10-K, 1966     4.10
   Thirty-fourth     November 7, 1967         Form 10-K, 1967     4.10
   Thirty-fifth      November 5, 1968         Form 10-K, 1968     4.10
   Thirty-sixth      November 1, 1969         Form 10-K, 1969     4.10
   Thirty-seventh    December 1, 1970         Form 8-K, 12/70     1
   Thirty-eighth     November 2, 1971         2-43131             2(g)
   Thirty-ninth      May 1, 1972              Form 8-K, 5/72      1
   Fortieth          November 7, 1972         2-56078             2(i)
   Forty-first       November 7, 1973         2-56078             2(j)
   Forty-second      September 10, 1974       2-56078             2(k)
   Forty-third       November 5, 1975         2-56078             2(l)
   Forty-fourth      July 1, 1976             Form 8-K, 7/76      1
   Forty-fifth       November 1, 1976         Form 8-K, 12/76     1
   Forty-sixth       December 1, 1977         2-60040             2(o)
   Forty-seventh     November 1, 1978         Form 10-Q, 6/30/79  1
   Forty-eighth      December 1, 1979         Form S-16, 2-65996  2(q)
   Forty-ninth       November 1, 1981         Form 10-Q, 3/31/82  2
   Fiftieth          December 1, 1980         Form 10-K, 1981     4(s)
   Fifty-first       December 1, 1982         Form 10-K, 1982     4(t)
   Fifty-second      December 1, 1983         Form 10-K, 1983     4(u)
   Fifty-third       December 1, 1984         Form 10-K, 1984     4(v)
   Fifty-fourth      March 1, 1985            Form 10-K, 1984     4(w)
   Fifty-fifth       March 1, 1988            Form 10-Q, 5/12/88  4(b)
   Fifty-sixth       October 1, 1988          Form 10-Q, 11/10/88 4(c)
   Fifty-seventh     May 1, 1991              Form 10-Q, 8/13/91  4(d)
   Fifty-eighth      March 1, 1992            Form 10-K, 1991     4(c)
   Fifty-ninth       October 1, 1993          Form 10-Q, 11/12/93 4(a)
   Sixtieth          November 1, 1993         Form 10-Q, 12/12/93 4(b)


   4(e)     Indenture or Deed of Trust dated as  of
            February  1,  1923, between the Company  (successor  to
            Iowa Southern Utilities Company (IS) as result of merger of IS and IE) and The Northern Trust Company (The First National Bank of Chicago, successor) and Harold H. Rockwell (Richard D. Manella, successor), as Trustees (1923 Indenture) (Filed as Exhibit B-1 to File No. 2-1719).

   4(f)     Supplemental Indentures  to  the  1923 Indenture:


   Dated as of            File Reference       Exhibit

   May 1, 1940            2-4921               B-1-k
   May 2, 1940            2-4921               B-1-l
   October 1, 1945        2-8053               7(m)
   October 2, 1945        2-8053               7(n)
   January 1, 1948        2-8053               7(o)
   September 1, 1950      33-3995              4(e)
   February 1, 1953       2-10543              4(b)
   October 2, 1953        2-10543              4(q)
   August 1, 1957         2-13496              2(b)
   September 1, 1962      2-20667              2(b)
   June 1, 1967           2-26478              2(b)
   February 1, 1973       2-46530              2(b)
   February 1, 1975       2-53860              2(aa)
   July 1, 1975           2-54285              2(bb)
   September 2, 1975      2-57510              2(bb)
   March 10, 1976         2-57510              2(cc)
   February 1, 1977       2-60276              2(ee)
   January 1, 1978        0-849                2
   March 1, 1979          0-849                2
   March 1, 1980          0-849                2
   May 31, 1986           33-3995             4(g)
   July 1, 1991           0-849               4(h)
   September 1, 1992      0-849               4(m)
*  December 1, 1994       Form 10-K, 1994     4(f)


  10(a)      Agreement  dated  December  15,  1971
             between Central Iowa Power Cooperative and IE.   (Filed
             as  Exhibit  5(a) to IE's Registration Statement,  File
             No. 2-43131).

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

   10(d)     Duane Arnold Energy Center Agreement for
             Transmission, Transformation, Switching and Related Facilities dated June 1, 1970 between Central Iowa Power Cooperative, Corn Belt Power Cooperative and IE. (Filed as Exhibit 5(mm) to IE's Registration Statement, File No. 2-38674).

   10(e)     Basic Generating Agreement dated  April
             16, 1975 between Iowa Public Service Company, Iowa Power and Light Company, Iowa-Illinois Gas and Electric Company and IS for the joint ownership of Ottumwa Generating Station-Unit 1 (OGS-1). (Filed as Exhibit 1 to IE's Form 10-K for the year 1977).

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
             1990).

   10(t)     Director Retirement Plan.   (Filed  as
             Exhibit  10(t) to Industries' Form 10-K  for  the  year
             1993).

   10(u)     Supplemental Retirement Income Plan and
             Form   of  Supplemental  Retirement  Income  Agreement.
             (Filed as Exhibit 10-A-6 to File No. 33-3995).

   10(v)     Agreement  for Purchase  and  Sale  of
             Certain Assets and Real Estate and Assignment of Easements, Leases and Licenses between Union Electric Company (Seller) and IE (Buyer). (Filed as Exhibit 10(t) to IE's Form 10-K for the year 1991).

   10(w) Receivables Purchase and Sale Agreement dated as of June 30, 1989, as Amended and Restated as of April 15, 1994, among IES Utilities Inc. (as Seller) and CIESCO L.P. (as the Investor) and Citicorp North America, Inc. (as Agent). (Filed as Exhibit 10(a) to the Company's Form 10-Q for the quarter ended March 31,
             1994).

   10(x) Guaranty (IES Utilities Trust No. 1994-A) from IES Utilities Inc., dated as of June 29, 1994. (Filed as
             Exhibit 10(b) to the Company's Form 10-Q for the quarter ended June 30, 1994 (File No. 0-4117-1)).

   10(y) Agreement and Plan of Merger between IE and IS dated as of June 4, 1993 (Agreement and Plan of Merger) (Filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated June 4, 1993 (File No. 0-4117-1)).

   10(z) Amendment 1 dated June 16, 1993, to the Agreement and Plan of Merger (Filed as Exhibit 2(b) to the IE Registration Statement on Form S-3, dated September 14, 1993 (File No. 33-68796)).

   10(aa)   Amendment  2  dated  September  8,  1993,  to  the
            Agreement and Plan of Merger (Filed as Exhibit 2(c) to the IE Registration Statement on Form S-3, dated September 14, 1993 (File No. 33-68796)).

   10(ab)   Amendment  3  dated September  27,  1993,  to  the
            Agreement and Plan of Merger (Filed as Exhibit 2(d) to the IE Current Report on Form 8-K, dated December 9, 1993 (File No. 0-4117-1)).

   10(ac)   Operating  and  Transmission  Agreement   between
            Central Iowa Power Cooperative and IE (Filed as Exhibit 10(q) to IE's Form 10-K for the year 1990).

   10(ad) Copy of Coal Supply Agreement, dated July 27, 1977, between IS and Sunoco Energy Development Co., and letter memorandum thereto, dated October 29, 1984, relating to the purchase of coal supplies for the fuel requirements at the Ottumwa Generating Station. (Filed as Exhibit 10-A-4 to File No. 33-3995).

*  12       Ratio of Earnings to Fixed Charges.

*  23       Consent of Independent Public Accountants.

*  27       Financial Data Schedule.

*  99       Director and Officer Information.


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