Form 10-Q
period 1995-03-31
IES UTILITIES INC
filed 1995-05-12
CIK 52485

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

              THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934

For  the quarterly period ended               March  31, 1995

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


    Class                               Outstanding at April 30, 1995
Common Stock, $2.50 par value               13,370,788 shares


                      IES UTILITIES INC.

                             INDEX


                                                               Page No.


Part I.  Financial Information.



Item 1.   Consolidated Financial Statements.

     Consolidated Balance Sheets -
       March 31, 1995 and December 31, 1994                     3 - 4

     Consolidated Statements of Income -
       Three and Twelve Months Ended
       March 31, 1995 and 1994                                    5

     Consolidated Statements of Cash Flows -
       Three and Twelve Months Ended
       March 31, 1995 and 1994                                    6

      Notes to Consolidated Financial Statements                7 - 14

Item 2.   Management's Discussion and Analysis of the
          Results of Operations and Financial Condition.       15 - 30



Part II.  Other Information.                                   31 - 33



Signatures.                                                      34

                               PART 1. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS
                                 CONSOLIDATED BALANCE SHEETS

                                                    March 31,
                                                      1995        December 31,
ASSETS                                            (Unaudited)         1994
                                                         (in thousands)

Property, plant and equipment, at original cost:
 Utility -
    Plant in service -
        Electric                                   $ 1,809,917     $ 1,798,059
        Gas                                            158,512         158,115
        Other                                           86,382          86,005
                                                     2,054,811       2,042,179
    Less - Accumulated depreciation                    903,302         880,888
                                                     1,151,509       1,161,291
    Leased nuclear fuel, net of amortization            48,292          49,731
    Construction work in progress                       87,847          73,339
                                                     1,287,648       1,284,361
 Other                                                   2,145           1,824
                                                     1,289,793       1,286,185


Current assets:
   Cash and temporary cash investments                   2,490           2,135
   Accounts receivable -
      Customer, less reserve                               577          12,051
      Other                                             11,111           9,763
   Income tax refunds receivable                         2,635           3,450
   Production fuel, at average cost                     14,132          13,988
   Materials and supplies, at average cost              26,421          26,699
   Adjustment clause balances                                0           1,433
   Regulatory assets                                    20,702          20,145
   Prepayments and other                                22,250          29,546
                                                       100,318         119,210


Investments:
   Nuclear decommissioning trust funds                  36,783          33,779
   Cash surrender value of life insurance policies       3,049           2,915
   Other                                                 1,317           1,085
                                                        41,149          37,779


Other assets:
   Regulatory assets                                   194,199         192,955
   Deferred charges and other                            8,175           9,239
                                                       202,374         202,194
                                                   $ 1,633,634     $ 1,645,368



                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                     March 31,
                                                      1995        December 31,
CAPITALIZATION AND LIABILITIES                      (Unaudited)       1994
                                                          (in thousands)
Capitalization:
    Common stock - par value $2.50 per share -
      authorized 24,000,000 shares; 13,370,788
      shares outstanding                           $    33,427     $    33,427
    Paid-in surplus                                    279,042         279,042
    Retained earnings ($18,209,000 restricted
      as to payment of cash dividends)                 190,090         197,158
          Total common equity                          502,559         509,627
    Cumulative preferred stock - par value $50
      per share - authorized 466,406 shares;
      366,406 shares outstanding                        18,320          18,320
    Long-term debt                                     430,454         380,404
                                                       951,333         908,351


Current liabilities:
    Notes payable to associated companies               15,544          18,495
    Short-term borrowings                               28,000          37,000
    Capital lease obligations                           16,175          14,385
    Maturities and sinking funds                        50,140         100,140
    Accounts payable                                    61,403          70,354
    Accrued interest                                    10,876           9,438
    Accrued taxes                                       52,590          47,188
    Accumulated refueling outage provision               6,668          15,196
    Adjustment clause balances                           2,802               0
    Provision for rate refund liability                  8,000               0
    Environmental liabilities                            5,303           5,428
    Other                                               20,320          18,324
                                                       277,821         335,948


Long-term liabilities:
    Capital lease obligations                           32,117          35,346
    Environmental liabilities                           37,265          37,853
    Other                                               47,188          46,724
                                                       116,570         119,923


Deferred credits:
    Accumulated deferred income taxes                  248,782         241,345
    Accumulated deferred investment tax credits         39,128          39,801
                                                       287,910         281,146


Commitments and contingencies (Note 5)


                                                   $ 1,633,634     $ 1,645,368

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                      For the Three           For the Twelve
                                      Months Ended             Months Ended
                                         March 31                March 31
                                     1995        1994        1995        1994
                                                (in thousands)

Operating revenues:
    Electric                     $ 116,577   $ 123,918   $ 529,987   $ 547,812
    Gas                             53,175      65,134     127,074     155,117
    Other                            3,087       2,961       9,131       9,049
                                   172,839     192,013     666,192     711,978


Operating expenses:
    Fuel for production             19,443      22,344      83,051      85,506
    Purchased power                 16,314      13,602      71,506      84,944
    Gas purchased for resale        38,133      49,116      84,356     110,010
    Other operating expenses        34,411      30,982     135,711     126,409
    Maintenance                     11,679      10,895      50,326      46,735
    Depreciation and amortization   20,589      19,160      76,744      71,045
    Taxes other than income taxes   12,374      11,666      43,258      42,726
                                   152,943     157,765     544,952     567,375


Operating income                    19,896      34,248     121,240     144,603


Interest expense and other:
   Interest expense                 10,458      10,530      41,502      40,041
   Allowance for  funds used
     during construction            -1,115        -877      -4,148      -2,444
   Miscellaneous, net                    8        -268        -970        -678
                                     9,351       9,385      36,384      36,919


Income before income taxes          10,545      24,863      84,856     107,684


Income taxes:
   Current                          -1,985       9,673      26,717      28,380
   Deferred                          7,041         908       8,369      15,640
   Amortization of investment
     tax credits                      -672        -662      -2,657      -4,827
                                     4,384       9,919      32,429      39,193



Net income                           6,161      14,944      52,427      68,491
Preferred dividend requirements        229         229         914         914
Net income available for
  common stock                   $   5,932   $  14,715   $  51,513   $  67,577

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               For the Three              For the Twelve
                                                                               Months Ended                Months Ended
                                                                                 March 31                    March 31
                                                                            1995          1994          1995         1994
                                                                           (in thousands)
  Cash flows from operating activities:
    Net income                                                          $   6,161     $  14,944     $  52,427     $  68,491
    Adjustments to reconcile net income to net cash
     flows from operating activities -
       Depreciation and amortization                                       20,589        19,160        76,744        71,045
       Principal payments under capital lease obligations                   2,556         4,427        14,375        12,439
       Deferred taxes and investment tax credits                            6,369           246         5,712        10,813
       Refueling outage provision                                          -8,528         3,137           871        -4,747
       Allowance for equity funds used during construction                   -282          -540        -2,040        -1,250
       Other                                                                1,075           661         3,717         1,838
    Other changes in assets and liabilities -
       Accounts receivable                                                    126         3,652         6,869         4,234
       Production fuel, materials and supplies                                -52         2,774        -2,678         2,464
       Accounts payable                                                    -4,239        -5,299        21,504        -2,869
       Accrued taxes                                                        6,217         2,544        10,730        -6,748
       Provision for rate refunds                                           8,000           415        -1,085        -1,536
       Adjustment clause balances                                           4,235         4,724        -7,071          -405
       Gas in storage                                                       7,375        10,090          -796        -4,199
       Other                                                                6,417          -434        10,919         3,851
         Net cash flows from operating activities                          56,019        60,501       190,198       153,421


  Cash flows from financing activities:
    Dividends declared on common stock                                    -13,000        -7,000       -58,000       -28,300
    Dividends declared on preferred stock                                    -229          -229          -914          -914
    Dividends payable                                                           0        -5,000             0             0
    Proceeds from issuance of long-term debt                               50,000             0        50,000       119,400
    Reductions in long-term debt and preferred stock                      -50,000             0       -50,224       -79,624
    Net change in short-term borrowings                                   -11,951       -24,000        43,544       -25,960
    Principal payments under capital lease obligations                     -3,662        -3,720       -16,246       -11,429
    Sale of utility accounts receivable                                    10,000             0        10,800        17,700
      Net cash flows from financing activities                            -18,842       -39,949       -21,040        -9,127


  Cash flows from investing activities:
    Construction and acquisition expenditures                             -28,216       -18,992      -157,327      -115,328
    Nuclear decommissioning trust funds                                    -1,383        -1,383        -5,532        -5,532
    Deferred energy efficiency costs                                       -3,537        -3,399       -16,295       -11,961
    Other                                                                  -3,686        -2,351          -254          -359
      Net cash flows from investing activities                            -36,822       -26,125      -179,408      -133,180


  Net increase (decrease) in cash and temporary cash investments              355        -5,573       -10,250        11,114


  Cash and temporary cash investments at beginning of period                2,135        18,313        12,740         1,626


  Cash and temporary cash investments at end of period                  $   2,490     $  12,740     $   2,490     $  12,740


  Supplemental cash flow information:
    Cash paid during the period for -
      Interest                                                          $   8,254     $   7,979     $  40,281     $  36,514
      Income taxes                                                      $   2,850     $     -39     $  37,368     $  36,308

    Noncash investing and financing activities -
      Capital lease obligations incurred                                $   1,116     $     196     $  15,217     $   4,308


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        March 31, 1995


(1)  GENERAL:

      The interim Consolidated Financial Statements have been prepared by IES Utilities Inc. (Utilities) and its consolidated subsidiaries (collectively the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Utilities is a wholly-owned subsidiary of IES Industries Inc. (Industries). Utilities' wholly-owned subsidiary is IES Ventures Inc. (Ventures), which is a holding company for unregulated investments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, the Consolidated Financial Statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the results of operations and financial position. Certain prior period amounts have been reclassified on a basis consistent with the 1995 presentation.

       It  is  suggested  that  these  Consolidated  Financial
Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1994. The accounting and financial policies relative to the following items have been described in those notes and have been omitted herein because they have not changed materially through the date of this report:

     Summary of significant accounting policies
     Acquisition of Iowa service territory of Union Electric Company (UE)
     Leases
     Utility accounts receivable (other than discussed in Note 3)
     Income taxes
     Benefit plans
     Preferred and preference stock
     Debt (other than discussed in Note 4)
     Estimated fair value of financial instruments
     Commitments and contingencies (other than discussed in Note 5) Jointly-owned electric utility plant
     Segments of business

(2)  RATE MATTERS:
     (a)  1994 Electric Rate Case -

      In  1994, Utilities applied to the Iowa Utilities  Board
(IUB)   for   an   increase  in  retail  electric   rates   of
approximately $26 million annually, or 5.2%. Utilities' proposal included approximately $12 million in annual revenue requirement related to increased recovery levels of depreciation expense and nuclear decommissioning expense at the Duane Arnold Energy Center (DAEC), Utilities' nuclear generating facility. To the extent these proposals are approved by the IUB, corresponding increases in expense would be recorded and there would be no effect on net income.

     The Office of Consumer Advocate (OCA) filed a petition in connection with this proceeding to reduce the rates for retail electric service by approximately $27 million or 5.5%. The primary differences between the amount of the increase requested by Utilities and the decrease proposed by the OCA are: 1) a 13.9% return on common equity requested by Utilities compared to 11.1% proposed by the OCA; 2) OCA's objection to Utilities' proposal to increase collections for decommissioning the DAEC; 3) OCA's objection to Utilities' proposal to increase depreciation rates; 4) OCA's proposal to reject most of Utilities' request to recover an acquisition adjustment associated with its acquisition of the Iowa service territory of UE; and 5) an adjustment to test year sales levels proposed by the OCA. Intervenors, which primarily represent individual or groups of customers, also submitted filings in October 1994, generally objecting to particular elements of the price increase and Utilities' price design proposals.

      In April 1995, the IUB held a public agenda meeting to discuss the issues in the proceeding. While minor movement toward pricing consistency would result, the proposals to increase recovery levels of depreciation expense and nuclear decommissioning expense were apparently rejected. The Board's agenda discussion also ruled against Utilities on issues such as recovery for the full purchase prices of the UE Iowa service territory and smaller, low-cost, used generating plants, even though customers are currently benefiting from the acquisitions.

      The IUB's discussion apparently would require an annual reduction in electric revenues of $15 million to $20 million. The IUB's final decision in the proceeding is not expected until mid-May and the IUB indicated the agenda meeting discussion was non-binding and may change. As a result of the IUB's agenda meeting discussion, Utilities recorded a pretax reserve for refund of $8 million in the first quarter of 1995, including $3.5 million related to revenues collected in the fourth quarter of 1994. Any refund ultimately required would be calculated from October 22, 1994, the date of the OCA revenue reduction filing.

     (b)  1994 Energy Efficiency Cost Recovery Filing -

     The IUB has adopted rules that mandate Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues for energy efficiency programs. Under provisions of the IUB rules, Utilities applied in August 1994 to the IUB for recovery of approximately $23 million and $13 million for the electric and gas programs, respectively, related to costs incurred through 1993 for such programs. The $36 million total for the electric and gas programs is comprised of $21 million of direct expenditures and carrying costs (recorded as a "Regulatory asset" in the Consolidated Balance Sheets, including $4.5 million as current), $7 million for a return on the expenditures over the recovery period and $8 million for a reward based on a sharing of the benefits of such programs.

      In April 1995, the IUB issued its Final Decision and Order concerning Utilities' energy efficiency expenditures, which allows Utilities to recover its direct expenditures, carrying costs, and a return on its expenditures, as well as a reward of approximately $4 million for a total allowed recovery of approximately $32 million. Recovery will be over a four-year period and will begin in the second quarter of 1995.

     In May 1995, the OCA and an intervenor filed applications for rehearing with the IUB concerning the amount of the reward granted by the IUB. Since the identical issue is pending before the court in another utility's proceeding, the OCA, the intervenor and Utilities have agreed to be bound by the ultimate decision in the other utility's court proceeding. Utilities believes that the chances of the reward amount being materially reduced are remote.

(3)  UTILITY ACCOUNTS RECEIVABLE:

     Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At March 31, 1995, $64 million was sold under the agreement.

(4)  DEBT:
     (a)  Long-Term Debt -

      In March 1995, Utilities repaid at maturity $50 million of Series W, 9.75% First Mortgage Bonds and, in a separate transaction, issued $50 million of Collateral Trust Bonds, 7.65%, due 2000.

     (b)  Short-Term Debt -

      At March 31, 1995, the Company had bank lines of credit aggregating $87.7 million, of which $28 million was being used to support commercial paper (weighted average interest rate of 6.20%) and $7.7 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At March 31, 1995, there were no borrowings under this facility. Utilities also has a letter of credit in the amount of $3.4 million supporting two of its variable rate pollution control obligations.

(5)  CONTINGENCIES:
     (a)  Environmental Liabilities -

      The Company has recorded environmental liabilities of approximately $43 million, including $5.3 million as current liabilities, in its Consolidated Balance Sheets at March 31,
1995.  The significant items are discussed below.

          Former Manufactured Gas Plant (FMGP) Sites

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites. Utilities believes that it is not responsible for two of the above sites and there are three other sites for which it may be designated as a PRP in the future. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities has completed the remediation of three sites and is in various stages of the investigation and/or remediation processes for 22 sites. Utilities expects to begin the investigation process in 1995 or 1996 for the other sites.

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $31 million (including $4.5 million as current liabilities) at March 31, 1995. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages or has not started. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known. Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with the three sites for which remediation has been completed.

      Utilities has begun pursuing coverage for investigation, mitigation, prevention, remediation, and monitoring costs from its insurance carriers and is investigating the potential for third party cost sharing for FMGP investigation and clean-up costs. The amount of shared costs, if any, cannot be reasonably determined and, accordingly, no potential sharing has been recorded at March 31, 1995. Regulatory assets of approximately $31 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

     (b)  Clean Air Act -

      The Clean Air Act Amendments of 1990 (Act) requires emission reductions of sulfur dioxide and nitrogen oxides to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act will be implemented in two phases with Phase I affecting two of Utilities' units beginning in 1995 and Phase II affecting all units beginning in the year 2000. Utilities is in the process of completing the modifications necessary to meet the Phase I requirements and has installed continuous emission monitors on all affected units as required by the Act.

     Utilities expects to meet the requirements of Phase II by switching to lower sulfur fuels and through capital expenditures primarily related to fuel burning equipment and boiler modifications. Utilities estimates capital expenditures at approximately $22.5 million, including $4.4 million in 1995, in order to meet the requirements of the Act.

      (c)   Federal Energy Regulatory Commission (FERC)  Order
            No. 636 -

      The FERC issued Order No. 636 (Order 636) in 1992, which substantially changed how Utilities manages its gas supply. As a result of Order 636, Utilities has enhanced access to competitively priced gas supply and more flexible transportation services, however, Utilities is required to pay certain transition costs incurred and billed by its pipeline suppliers.

      Utilities' three pipeline suppliers have made filings with the FERC to collect their respective known transition costs, and additional filings are expected. At March 31, 1995, Utilities has recorded a liability of $6.2 million for those transition costs that have been incurred by the pipelines to date, including $2.1 million expected to be billed through March 1996. Utilities is currently recovering the transition costs from its customers through its Purchased Gas Adjustment Clauses as such costs are billed by the pipelines. The ultimate level of costs to be billed to Utilities depends on the pipelines' filings with the FERC and other future events, including the market price of natural gas, and could approximate $10 million more than the amount recorded. However, Utilities believes any transition costs billed by its pipeline suppliers would be recovered from its customers, based upon regulatory treatment of these costs currently and similar past costs by the IUB. Accordingly, regulatory assets, in amounts corresponding to the recorded liabilities, have been recorded to reflect the anticipated recovery.


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION


      The following discussion analyzes significant changes in the components of net income and financial condition from the prior periods for IES Utilities Inc. (Utilities) and its consolidated subsidiaries (collectively the Company). Utilities' wholly-owned subsidiary is IES Ventures Inc., which is a holding company for unregulated investments.

                     RESULTS OF OPERATIONS

      The Company's net income available for common stock decreased $8.8 million and $16.1 million during the three and twelve month periods, respectively, ended March 31, 1995. The lower earnings are largely due to the recording of a pretax reserve for rate refund of $8.0 million by Utilities in the first quarter of 1995 and milder than normal weather in Utilities' service territory.

      The Company's operating income decreased $14.4 million and $23.4 million during the three and twelve month periods, respectively. Reasons for the changes in the results of operations are explained further in the following discussion.

                       ELECTRIC REVENUES

      Electric revenues and Kwh sales for Utilities increased or (decreased) for the periods ended March 31, 1995, as compared with the prior periods, as follows:

                                Three      Twelve
                                Months     Months
                                  ($ in millions)

Electric revenues             $ (7.3)     $ (17.8)

Electric sales (excluding
  off-system sales):
    Residential and Rural       (5.5%)       (3.6%)
    Commercial                   0.2          2.2
    Industrial                   3.3          8.0
    Total                       (1.1%)        2.7%


     The Kwh sales for both periods were adversely affected by milder than normal weather. The largest effect of weather was on sales to residential and rural customers. Under normal weather conditions, total sales (excluding off-system sales) would have increased 1.6% and 3.6% for the three and twelve month periods, respectively. The growth in industrial sales continues to reflect the underlying strength of the economy as several major industrial expansions in Utilities' service territory were announced during the twelve months ended March 31, 1995.

      Utilities' electric tariffs include energy adjustment clauses (EAC) that are designed to currently recover the costs of fuel and the energy portion of purchased power billings to customers.

      The revenue decrease for both periods includes a pretax reserve for rate refund of $8.0 million that was recorded by Utilities in the first quarter of 1995 as a result of the Company's interpretation of how the Iowa Utilities Board (IUB) may decide Utilities' pending electric price case. See Note 2(a) of the Notes to Consolidated Financial Statements for a further discussion.

      The effect of the mix of sales between lower margin industrial customers and higher margin residential and rural customers, lower off-system sales and lower fuel costs collected through the EAC also contributed to the decreased revenues for the twelve month period. Such items were partially offset by the increased total sales, excluding off-system sales.

                         GAS REVENUES

      Utilities' gas revenues decreased $12.0 million and $28.0 million during the three and twelve month periods, respectively. Utilities' gas sales in therms increased or (decreased) for the periods ended March 31, 1995, as compared with the prior periods, as follows:


                               Three          Twelve
                               Months         Months

Residential                    (9.1%)         (10.8%)
Commercial                     (7.6)           (9.1)
Industrial                    (24.1)          (14.9)
    Sales to consumers         (9.9)          (10.9)
Transported volumes            45.7            33.0
    Total                      (3.0%)          (2.5%)


      The sales volumes for both periods were adversely affected by milder than normal weather. Under normal weather conditions, gas sales (including transported volumes) would have increased 5.8% and 4.9% during the three and twelve month periods, respectively.

      Utilities' gas tariffs include purchased gas adjustment clauses (PGA) that are designed to currently recover the cost of gas sold. Utilities' gas revenues decreased in both periods primarily because of lower gas costs recovered through the PGA and, to a lesser extent, the effect of the lower sales. The decreased gas cost recoveries are due to lower gas prices as well as a shift in the sales mix between industrial sales and transported volumes; Utilities does not purchase the gas for the transported volumes.

                      OPERATING EXPENSES

       Fuel for production decreased $2.9 million and $2.5 million during the three and twelve month periods, respectively. The three month decrease is primarily due to a decrease in the amount of Kwh generation as the Duane Arnold Energy Center (DAEC), Utilities' nuclear generating facility, was down during March 1995 for a scheduled refueling outage. There was no such refueling outage in 1994. Lower fuel cost recoveries through the EAC, which are included in fuel for production, also contributed to the decrease. The twelve month decrease is due to lower fuel cost recoveries through the EAC, a lower average fuel cost during the period and decreased generation at the DAEC. Increased generation at Utilities' fossil-fueled generating stations partially offset these items for both periods.

      Purchased power increased $2.7 million during the three month period and decreased $13.4 million during the twelve month period. The three month increase is due to increased energy purchases, resulting from the decrease in generation, which were partially offset by lower capacity costs. The twelve month decrease is primarily due to lower energy purchases and lower capacity costs.

      Gas purchased for resale decreased $11.0 million and $25.7 million during the three and twelve month periods, respectively, primarily due to lower sales to consumers at Utilities and lower natural gas prices.

      Other operating expenses increased $3.4 million and $9.3 million during the three and twelve month periods, respectively. Increases in labor and benefits costs, nuclear operating costs, former manufactured gas plant (FMGP) clean-up costs and information technology costs at Utilities contributed to the increases.

       Maintenance   expenses  increased  $0.8   million   and
$3.6 million during the three and twelve month periods, respectively. The twelve month increase was due to increased labor costs and higher maintenance costs at the DAEC.

      Depreciation and amortization increased during both periods primarily because of increases in utility plant in service. Depreciation and amortization expenses for all periods reflect an annual amount of $5.5 million for the DAEC decommissioning provision, which is collected through rates.

     The staff of the Securities and Exchange Commission (SEC) has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the
Financial Accounting Standards Board (FASB) has agreed to review the accounting for removal costs, including decommissioning. If current electric utility industry accounting practices for such decommissioning are changed:
(1) annual provisions for decommissioning could increase, (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense. If such changes are required, Utilities believes that there would not be an adverse effect on its financial position or results of operations based on current rate making practices; the Company cannot predict future rate making practices.

                  INTEREST EXPENSE AND OTHER

      Interest expense was constant for the three month period and increased $1.5 million during the twelve month period.
The twelve month increase was primarily because of an increase in the average amount of debt outstanding.

      Income taxes decreased $5.5 million and $6.8 million during the three and twelve month periods, respectively. A decrease in taxable income contributed to the decreases for both periods. The twelve month decrease is partially offset by the effect of property related temporary differences for which deferred taxes had not been provided that are now becoming payable.

                LIQUIDITY AND CAPITAL RESOURCES

       The Company's capital requirements are primarily attributable to Utilities' construction programs, debt maturities and sinking fund requirements. The Company's pretax ratio of earnings to fixed charges was 3.04 and 3.69 for the twelve months ended March 31, 1995 and March 31, 1994, respectively. Cash flows from operating activities for the twelve months ending March 31, 1995, were $190 million. These funds were primarily used for construction and acquisition expenditures and to pay dividends.

      The Company anticipates that future capital requirements will be met by cash generated from operations and external financing. The level of cash generated from operations is partially dependent upon economic conditions, legislative activities, environmental matters and timely rate relief for Utilities. (See Notes 2 and 5 of the Notes to Consolidated Financial Statements).

     Access to the long-term and short-term capital and credit
markets   is   necessary  for  obtaining   funds   externally.
Utilities' debt ratings are as follows:


                            Moody's       Standard & Poor's

     Long-term debt           A1                  A
     Short-term debt          P1                  A1


      As a result of the IUB's recent public agenda meeting to discuss Utilities' electric price case, Utilities could realize an annual revenue reduction of approximately $15 million to $20 million. (See Note 2(a) of the Notes to Consolidated Financial Statements for a further discussion). In reaction to the IUB's agenda meeting, Moody's has placed Utilities long-term debt rating on credit watch pending a final decision by the IUB. Standard & Poor's has not reacted to the IUB's agenda meeting.

      The Company's liquidity and capital resources will be affected by environmental and legislative issues, including the ultimate disposition of remediation issues surrounding the Company's environmental liabilities, the Clean Air Act as amended and FERC Order 636, as discussed in Note 5 of the Notes to Consolidated Financial Statements. Consistent with rate making principles of the IUB, management believes that the costs incurred for the above matters will not have a material adverse effect on the financial position or results of operations of the Company.

      The IUB has adopted rules which require Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues annually for energy efficiency programs. Energy efficiency costs in excess of the amount in the most recent electric and gas rate cases are being recorded as regulatory assets by Utilities. At March 31, 1995, Utilities had $38 million of such costs recorded as regulatory assets. Utilities will begin its recovery of a portion of these costs in the second quarter of 1995. See Note 2(b) of the Notes to Consolidated Financial Statements for a further discussion.

             CONSTRUCTION AND ACQUISITION PROGRAM

       The Company's construction and acquisition program anticipates expenditures of approximately $163 million for 1995, of which approximately 32% represents expenditures for electric transmission and distribution facilities, 23% represents fossil-fueled generation expenditures, 15% represents expenditures for steam distribution plant and 9% represents nuclear generation expenditures. The remaining 21% represents miscellaneous electric, gas and general expenditures. In addition to the $163 million, Utilities anticipates expenditures of $13 million in connection with mandated energy efficiency programs. Substantial commitments have been made in connection with all such expenditures. The Company had construction and acquisition expenditures of approximately $28 million for the three months ended March 31, 1995.

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

                      LONG-TERM FINANCING

     Other than Utilities' periodic sinking fund requirements, which Utilities intends to meet by pledging additional property, approximately $124 million of long-term debt will mature prior to December 31, 1999. The Company intends to refinance the majority of the debt maturities with long-term securities.

      In March 1995, Utilities repaid at maturity $50 million of Series W, 9.75% First Mortgage Bonds and, in a separate transaction, issued $50 million of Collateral Trust Bonds, 7.65%, due 2000.

      Utilities has entered into an Indenture of Mortgage and Deed of Trust dated September 1, 1993 (New Mortgage). The New Mortgage provides for, among other things, the issuance of Collateral Trust Bonds upon the basis of First Mortgage Bonds being issued by Utilities. The lien of the New Mortgage is subordinate to the lien of Utilities' first mortgages until such time as all bonds issued under the first mortgages have been retired and such mortgages satisfied. Accordingly, to the extent that Utilities issues Collateral Trust Bonds on the basis of First Mortgage Bonds, it must comply with the requirements for the issuance of First Mortgage Bonds under Utilities' first mortgages. Under the terms of the New Mortgage, Utilities has covenanted not to issue any additional First Mortgage Bonds under its first mortgages except to provide the basis for issuance of Collateral Trust Bonds.

      The Indentures pursuant to which Utilities issues First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property and contain covenants which restrict the amount of additional bonds which may be issued. At March 31, 1995, such restrictions would have allowed Utilities to issue $323 million of additional First Mortgage Bonds. Utilities has received authority from the FERC to issue $250 million of long-term debt, of which
$50 million was used in March 1995 to issue Collateral Trust Bonds. Utilities expects to replace First Mortgage Bonds Series X that matures in September 1995 with other long-term securities.

      The Articles of Incorporation of Utilities authorize and limit the aggregate amount of additional shares of Cumulative Preferred Stock and Cumulative Preference Stock that may be issued. At March 31, 1995, Utilities could have issued an additional 700,000 shares of Cumulative Preference Stock but no additional shares of Cumulative Preferred Stock.

      The Company's capitalization ratios at March 31, were as follows:

                          1995          1994

     Long-term debt        48%           48%
     Preferred stock        2             2
     Common equity         50            50
                          100%          100%


                The   1995   and  1994  ratios   include
        $50 million of long-term debt due in less than one year because it was the Company's intention to refinance the debt with long-term securities.



                     SHORT-TERM FINANCING

      For interim financing, Utilities is authorized by the FERC to issue, through 1996, up to $200 million of short-term notes. In addition to providing for ongoing working capital needs, this availability of short-term financing provides Utilities flexibility in the issuance of long-term securities. At March 31, 1995, Utilities had outstanding short-term borrowings of $43.5 million, including $15.5 million of notes payable to associated companies.

     Utilities has an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At March 31, 1995, Utilities had sold $64 million under the agreement.

      At March 31, 1995, the Company had bank lines of credit aggregating $87.7 million, of which $28 million was being used to support commercial paper (weighted average interest rate of 6.20%) and $7.7 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At March 31, 1995, there were no borrowings under this facility. Utilities also has a letter of credit in the amount of $3.4 million supporting two of its variable rate pollution control obligations.

                     ENVIRONMENTAL MATTERS

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites. Utilities believes that it is not responsible for two of the above sites and there are three other sites for which it may be designated as a PRP in the future. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities has completed the remediation of three sites and is in various stages of the investigation and/or remediation processes for 22 sites. Utilities expects to begin the investigation process in 1995 or 1996 for the other sites.

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $31 million (including $4.5 million as current liabilities) at March 31, 1995. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages or has not started. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known. Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with the three sites for which remediation has been completed.

      Utilities has begun pursuing coverage for investigation, mitigation, prevention, remediation and monitoring costs from its insurance carriers and is investigating the potential for third party cost sharing for FMGP investigation and clean-up costs. The amount of shared costs, if any, cannot be reasonably determined and, accordingly, no potential sharing has been recorded at March 31, 1995. Regulatory assets of approximately $31 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

      The Clean Air Act Amendments of 1990 (Act) requires emission reductions of sulfur dioxide and nitrogen oxides to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act will be implemented in two phases with Phase I affecting two of Utilities' units beginning in 1995 and Phase II affecting all units beginning in the year 2000. Utilities is in the process of completing the modifications necessary to meet the Phase I requirements and has installed continuous emission monitors on all affected units as required by the Act.

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

      The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The State of Iowa has joined the Midwest Interstate Low-Level Radioactive Waste Compact Commission (Compact), which is planning a storage facility to be located in Ohio to store waste generated by the Compact's six member states. At March 31, 1995, Utilities has prepaid costs of approximately $1 million to the Compact for the building of such a facility. Currently, Utilities is storing its low-level radioactive waste generated at the DAEC on-site until new disposal arrangements are finalized among the Compact members. A Compact disposal facility is anticipated to be in operation in approximately ten years. On-site storage capability currently exists for low-level radioactive waste expected to be generated until the Compact facility is able to accept waste materials.

      The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of increased public, governmental, industry and media attention. A considerable amount of scientific research has been conducted on this topic without definitive results. Research is continuing in order to resolve scientific uncertainties.

                         OTHER MATTERS

      The National Energy Policy Act of 1992 addresses several matters designed to promote competition in the electric wholesale power generation market, including mandated open access to the electric transmission system and greater encouragement of independent power production and cogeneration. On March 29, 1995, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking that makes specific recommendations related to non-discriminatory pricing for open access transmission services and would allow for recovery of certain stranded costs. These are two of the most critical issues relating to the electric utility industry's transition toward fully competitive markets. The Company cannot predict the final regulations that may be adopted.

      The IUB recently initiated a Notice of Inquiry (Docket No. NOI-95-1) on the subject of "Emerging Competition in the Electric Utility Industry." A one-day roundtable discussion was held to address all forms of competition in the electric utility industry and to assist the IUB in gathering information and perspectives on electric competition from all persons or entities with an interest or stake in the issues. Such discussions are not expected to produce any specific action by the IUB at this time.

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

      In March 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This Statement defines the criteria for valuing regulatory assets. The Company does not expect the amount of regulatory assets recorded in the Consolidated Balance Sheets to be affected. The Company expects to adopt this standard on January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of the Company.

                  PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

      Reference is made to Notes 2 and 5 of the Notes to Consolidated Financial Statements for a discussion of rate matters and environmental matters, respectively.

Item  2.   Changes  in  the Rights of the  Company's  Security
           Holders.

None.

Item 3.  Default Upon Senior Securities.

None.

Item 4.  Results of Votes of Security Holders.

None.

Item 5.  Other Information.

     The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Commission as follows:

       For the twelve months ended:

        March 31, 1995         2.87
        December 31, 1994      3.18
        December 31, 1993      3.41
        December 31, 1992      2.49
        December 31, 1991      2.64
        December 31, 1990      2.65


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits -

     *4(a)     Sixty-first   Supplemental
               Indenture,   dated  as  of   March   1,   1995,
               supplementing Utilities' Indenture of Mortgage and Deed of Trust, dated August 1, 1940.

     *4(b)     Third Supplemental  Indenture,
               dated   as  of  March  1,  1995,  supplementing
               Utilities'  Indenture of Mortgage and  Deed  of
               Trust, dated September 1, 1993.

     *12       Ratio of Earning to Fixed Charges.

     *27       Financial Data Schedule.

     *  Exhibits designated by an asterisk are filed herewith.

(b)  Reports on Form 8-K -

          Items             Financial           Date of
         Reported          Statements            Report

            5, 7              None             April 27, 1995
            7                 Note 1           March 15, 1995



Note 1: The Form 8-K provided the audited financial statements of the Company.

                          SIGNATURES




      Pursuant to the requirements of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           IES UTILITIES INC.
                                              (Registrant)




Date  May 12, 1995            By /s/   Dr. Robert J. Latham
                                           (Signature)
                                       Dr. Robert J. Latham
                                    Senior Vice President, Finance





                              By /s/   Richard A. Gabbianelli
                                           (Signature)
                                       Richard A. Gabbianelli
                                    Controller & Chief Accounting Officer