Form 10-Q
period 1995-06-30
IES UTILITIES INC
filed 1995-08-14
CIK 52485

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                           FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

              THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934

For  the  quarterly period ended           June  30, 1995

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


          Class                      Outstanding at July 31, 1995
Common Stock, $2.50 par value             13,370,788 shares


                       IES UTILITIES INC.

                             INDEX




                                                                Page No.


Part I.  Financial Information.



Item 1.   Consolidated Financial Statements.

     Consolidated Balance Sheets -
       June 30, 1995 and December 31, 1994                      3 - 4

     Consolidated Statements of Income -
       Three, Six and Twelve Months Ended
       June 30, 1995 and 1994                                     5

     Consolidated Statements of Cash Flows -
       Three, Six and Twelve Months Ended
       June 30, 1995 and 1994                                     6

      Notes to Consolidated Financial Statements                7 - 16

Item 2.   Management's Discussion and Analysis of the
          Results of Operations and Financial Condition.       17 - 35



Part II.  Other Information.                                   36 - 38



Signatures.                                                       39

                         PART 1. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS

                                                      June 30,
                                                       1995       December 31,
ASSETS                                              (Unaudited)       1994
                                                          (in thousands)
Property, plant and equipment, at original cost:
  Utility -
    Plant in service -
        Electric                                    $ 1,833,223    $ 1,798,059
        Gas                                             160,007        158,115
        Other                                           109,422         86,005
                                                      2,102,652      2,042,179
    Less - Accumulated depreciation                     925,984        880,888
                                                      1,176,668      1,161,291
    Leased nuclear fuel, net of amortization             46,522         49,731
    Construction work in progress                        70,049         73,339
                                                      1,293,239      1,284,361
  Other                                                   3,315          1,824
                                                      1,296,554      1,286,185

Current assets:
  Cash and temporary cash investments                     1,481          2,135
  Accounts receivable -
    Customer, less reserve                                8,423         12,051
    Other                                                 6,847          9,763
  Income tax refunds receivable                           6,402          3,450
  Production fuel, at average cost                       16,774         13,988
  Materials and supplies, at average cost                27,139         26,699
  Adjustment clause balances                                  0          1,433
  Regulatory assets                                      24,018         20,145
  Prepayments and other                                  10,991         19,630
                                                        102,075        109,294

Investments:
  Nuclear decommissioning trust funds                    39,971         33,779
  Cash surrender value of life insurance policies         3,183          2,915
  Other                                                   1,560          1,085
                                                         44,714         37,779

Other assets:
  Regulatory assets                                     196,777        192,955
  Deferred charges and other                             16,613         19,155
                                                        213,390        212,110
                                                    $ 1,656,733    $ 1,645,368


                           CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                      June 30,
                                                       1995       December 31,
CAPITALIZATION AND LIABILITIES                      (Unaudited)       1994
                                                          (in thousands)
Capitalization:
  Common stock - par value $2.50 per share -
    authorized 24,000,000 shares; 13,370,788
    shares outstanding                              $    33,427    $    33,427
  Paid-in surplus                                       279,042        279,042
  Retained earnings ($18,209,000 restricted
    as to payment of cash dividends)                    190,928        197,158
      Total common equity                               503,397        509,627
  Cumulative preferred stock - par value $50
    per share - authorized 466,406 shares;
    366,406 shares outstanding                           18,320         18,320
  Long-term debt                                        430,363        380,404
                                                        952,080        908,351

Current liabilities:
  Notes payable to associated companies                   5,781         18,495
  Short-term borrowings                                  87,000         37,000
  Capital lease obligations                              18,267         14,385
  Maturities and sinking funds                           50,140        100,140
  Accounts payable                                       46,589         70,354
  Accrued interest                                        8,934          9,438
  Accrued taxes                                          44,120         47,188
  Accumulated refueling outage provision                  2,236         15,196
  Adjustment clause balances                                477              0
  Provision for rate refund liability                    10,207              0
  Environmental liabilities                               5,400          5,428
  Other                                                  18,345         18,324
                                                        297,496        335,948

Long-term liabilities:
  Capital lease obligations                              28,256         35,346
  Environmental liabilities                              39,668         37,853
  Other                                                  48,042         46,724
                                                        115,966        119,923

Deferred credits:
  Accumulated deferred income taxes                     252,735        241,345
  Accumulated deferred investment tax credits            38,456         39,801
                                                        291,191        281,146

Commitments and contingencies (Note 5)


                                                    $ 1,656,733    $ 1,645,368


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                    For the                     For the                     For the
                                               Three Months Ended          Six Months Ended            Twelve Months Ended
                                                    June 30                     June 30                     June 30
                                               1995          1994          1995          1994          1995          1994
                                                                            (in thousands)
Operating revenues:
    Electric                               $  133,048    $  123,071    $  249,626    $  246,989    $  539,964    $  548,578
    Gas                                        21,852        23,164        75,027        88,297       125,762       153,474
    Other                                       2,771         1,784         5,858         4,746        10,118         9,026
                                              157,671       148,019       330,511       340,032       675,844       711,078


Operating expenses:
    Fuel for production                        20,304        16,304        39,746        38,649        87,050        83,082
    Purchased power                            17,130        17,225        33,444        30,827        71,412        84,997
    Gas purchased for resale                   13,454        14,882        51,587        63,998        82,929       108,336
    Other operating expenses                   32,644        30,971        67,056        61,952       137,385       125,491
    Maintenance                                10,611        13,300        22,290        24,195        47,637        48,020
    Depreciation and amortization              20,728        19,160        41,317        38,320        78,313        72,409
    Taxes other than income taxes              12,356        11,400        24,731        23,066        44,215        43,885
                                              127,227       123,242       280,171       281,007       548,941       566,220


Operating income                               30,444        24,777        50,340        59,025       126,903       144,858


Interest expense and other:
   Interest expense                            11,731        10,232        22,190        20,760        43,001        40,790
   Allowance for funds used during
      construction                               -785        -1,000        -1,900        -1,877        -3,934        -2,951
   Miscellaneous, net                             588            21           595          -246          -406           330
                                               11,534         9,253        20,885        18,637        38,661        38,169


Income before income taxes                     18,910        15,524        29,455        40,388        88,242       106,689


Income taxes:
    Current                                     4,959         4,534         2,975        14,207        27,143        26,709
    Deferred                                    3,556         2,397        10,597         3,305         9,527        17,518
    Amortization of investment
      tax credits                                -672          -662        -1,345        -1,323        -2,668        -4,792
                                                7,843         6,269        12,227        16,189        34,002        39,435


Net income                                     11,067         9,255        17,228        24,199        54,240        67,254
Preferred dividend requirements                   229           229           457           457           914           914
Net income available for
      common stock                         $   10,838    $    9,026    $   16,771    $   23,742    $   53,326    $   66,340


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                            For the Three              For the Six               For the Twelve
                                                            Months Ended               Months Ended               Months Ended
                                                               June 30                   June 30                   June 30
                                                          1995         1994         1995         1994         1995         1994
                                                                                      (in thousands)

Cash flows from operating activities:
  Net income                                           $  11,067     $  9,255     $ 17,228     $ 24,199     $ 54,240     $ 67,254
  Adjustments to reconcile net income to net cash
   flows from operating activities -
     Depreciation and amortization                        20,728       19,160       41,317       38,320       78,313       72,409
     Principal payments under capital
       lease obligations                                   3,311        4,078        5,867        8,505       13,608       13,102
     Deferred taxes and investment tax credits             2,884        1,735        9,252        1,982        6,859       12,726
     Refueling outage provision                           -4,432        2,914      -12,960        6,051       -6,475       -3,472
     Allowance for equity funds used during
       construction                                          -78         -612         -360       -1,153       -1,506       -1,737
     Other                                                 1,605          669        2,680        1,328        4,664        2,758
  Other changes in assets and liabilities -
     Accounts receivable                                   4,419        9,062        4,545       12,714        2,226         -250
     Production fuel, materials and supplies              -2,879          107       -2,931        2,881       -5,409        2,032
     Accounts payable                                    -14,178       -3,287      -18,959       -8,586       10,071        2,906
     Accrued taxes                                       -12,237       -2,081       -6,020          463          573       -6,279
     Provision for rate refunds                            2,207       -9,085       10,207       -8,670       10,207       -6,573
     Adjustment clause balances                           -2,325       -6,797        1,910       -2,073       -2,599       -3,457
     Gas in storage                                        1,948       -1,132        9,324        8,958        2,285       -2,209
     Other                                                -1,493        1,358        4,922        1,139        7,810        5,717
       Net cash flows from operating activities           10,547       25,344       66,022       86,058      174,867      154,927


Cash flows from financing activities:
  Dividends declared on common stock                     -10,000      -15,000      -23,000      -22,000      -53,000      -37,600
  Dividends declared on preferred stock                     -229         -229         -457         -457         -914         -914
  Dividends payable                                            0            0            0       -5,000            0            0
  Proceeds from issuance of long-term debt                     0            0       50,000            0       50,000      119,400
  Reductions in long-term debt                              -140         -224      -50,140         -224      -50,140      -19,624
  Net change in short-term borrowings                     49,237       17,266       37,286       -6,734       75,515      -60,982
  Principal payments under capital lease obligations      -2,556       -4,427       -6,218       -8,147      -14,375      -12,439
  Sale of utility accounts receivable                     -8,000         -200        2,000         -200        3,000       -3,500
    Net cash flows from financing activities              28,312       -2,814        9,471      -42,762       10,086      -15,659


Cash flows from investing activities:
  Construction and acquisition expenditures              -31,756      -29,342      -59,972      -48,334     -159,741     -119,378
  Nuclear decommissioning trust funds                     -1,383       -1,383       -2,766       -2,766       -5,532       -5,532
  Deferred energy efficiency costs                        -4,441       -3,772       -7,978       -7,171      -16,964      -13,016
  Other                                                   -2,288          -82       -5,431       -2,647       -1,926       -2,289
    Net cash flows from investing activities             -39,868      -34,579      -76,147      -60,918     -184,163     -140,215


Net increase (decrease) in cash and temporary
  cash investments                                        -1,009      -12,049         -654      -17,622          790         -947


Cash and temporary cash investments at
  beginning of period                                      2,490       12,740        2,135       18,313          691        1,638


Cash and temporary cash investments at
  end of period                                         $  1,481     $    691     $  1,481     $    691     $  1,481     $    691


Supplemental cash flow information:
  Cash paid during the period for -
    Interest                                            $ 13,819     $ 12,807     $ 22,073     $ 20,786     $ 41,132     $ 37,596
    Income taxes                                        $  8,533     $ 18,659     $ 11,383     $ 18,619     $ 29,256     $ 37,409

  Noncash investing and financing activities -
    Capital lease obligations incurred                  $  1,542     $    227     $  2,658     $    424     $ 16,531     $  1,632


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                         June 30, 1995


(1)  GENERAL:

      The interim Consolidated Financial Statements have been prepared by IES Utilities Inc. (Utilities) and its consolidated subsidiary (collectively the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Utilities is a wholly-owned subsidiary of IES Industries Inc. (Industries). Utilities' wholly-owned subsidiary is IES Ventures Inc. (Ventures), which is a holding company for unregulated investments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, the Consolidated Financial Statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the results of operations and financial position. Certain prior period amounts have been reclassified on a basis consistent with the 1995 presentation.

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

(2)  RATE MATTERS:
     (a)  1995 Gas Rate Case -

      On August 4, 1995, Utilities applied to the Iowa Utilities Board (IUB) for an annual increase in gas rates of $8.8 million, or 6.2%. An interim increase of $8.6 million was requested. The interim rate increase, the amount of which will be set by the IUB, will become effective within 90 days of the filing and will be collected subject to refund.
Utilities expects that the final rate level will not be determined until the second quarter of 1996.

     (b)  1994 Electric Rate Case -

      In 1994, Utilities applied to the IUB for an increase in retail electric rates of approximately $26 million annually, or 5.2%. Utilities' proposal included approximately $12 million in annual revenue requirement related to increased recovery levels of depreciation expense and nuclear decommissioning expense at the Duane Arnold Energy Center
(DAEC), Utilities' nuclear generating facility.

     The Office of Consumer Advocate (OCA) filed a petition in connection with this proceeding to reduce the rates for retail electric service by approximately $27 million, or 5.5%. Intervenors, which primarily represent individual or groups of customers, also submitted filings in October 1994, generally objecting to particular elements of the price increase and Utilities' price design proposals.

      In May 1995, the IUB issued an order requiring an annual reduction in retail electric revenues of $15.8 million. While minor movement toward pricing consistency between the different pricing zones will result, the proposals to increase recovery levels of nuclear depreciation expense and nuclear decommissioning expense were rejected. The Board also ruled against Utilities on issues of recovery for the full purchase prices of Union Electric's Iowa service territory and smaller, low-cost, used generating plants, even though customers are currently benefiting from the acquisitions.

      Utilities and several intervenors filed applications for rehearing with the IUB requesting rehearing on various issues in the order and Utilities was granted rehearing on two of the smaller issues. The IUB denied rehearing on all other issues, including the intervenors' issues. The IUB issued its Order Granting Rehearing in Part and Denying Rehearing in Part on June 30, 1995, which made minor adjustments to its original decision resulting in a revised annual retail rate reduction of approximately $14.4 million. No petitions were filed with the Iowa district court by any of the parties to the case.

     Utilities has recorded a pre-tax reserve for rate refund, including interest, of $10.2 million at June 30, 1995. Utilities is awaiting approval from the IUB on its compliance tariff filing and continues to fully reserve for the refund and, accordingly, there will be no further effect on 1995 electric revenues and net income when the refund is made. Refunds to customers will be calculated from October 22, 1994, the date of the OCA revenue reduction filing.

     (c)  1994 Energy Efficiency Cost Recovery Filing -

     The IUB has adopted rules that mandate Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues for energy efficiency programs. Under provisions of the IUB rules, Utilities applied in August 1994 to the IUB for recovery of approximately $23 million and $13 million for the electric and gas programs, respectively, related to costs incurred through 1993 for such programs. The $36 million total for the electric and gas programs is comprised of $21 million of direct expenditures and carrying costs (recorded as a "Regulatory asset" in the Consolidated Balance Sheets, including $5.4 million as current), $7 million for a return on the expenditures over the recovery period and $8 million for a reward based on a sharing of the benefits of such programs.

      In April 1995, the IUB issued its Final Decision and Order concerning Utilities' energy efficiency expenditures, which allows Utilities to recover its direct expenditures, carrying costs, and a return on its expenditures, as well as a reward of approximately $4 million for a total allowed recovery of approximately $32 million.

     In May 1995, the OCA and an intervenor filed applications for rehearing with the IUB concerning the amount of the reward granted by the IUB. Since the identical issue is pending before the court in another utility's proceeding, the OCA, the intervenor and Utilities have agreed to be bound by the ultimate decision in the other utility's court proceeding. Utilities believes that the chances of the reward amount being materially reduced are remote. Recovery of energy efficiency costs will be over a four-year period and began on June 1, 1995. The portion of the recoveries relating to the contested reward amount are being collected subject to refund.

(3)  UTILITY ACCOUNTS RECEIVABLE:

     Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At June 30, 1995, $56 million was sold under the agreement.

(4)  DEBT:
     (a)  Long-Term Debt -

      In March 1995, Utilities repaid at maturity $50 million of Series W, 9.75% First Mortgage Bonds and, in a separate transaction, issued $50 million of Collateral Trust Bonds, 7.65%, due 2000.

     (b)  Short-Term Debt -

      At June 30, 1995, the Company had bank lines of credit aggregating $87.7 million, of which $77 million was being used to support commercial paper (weighted average interest rate of 6.02%) and $7.7 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At June 30, 1995, there was $10 million borrowed under this facility (weighted average interest rate of 6.08%). At June 30, 1995, Utilities also had a letter of credit in the amount of $3.4 million supporting two of its variable rate pollution control obligations.

(5)  CONTINGENCIES:
     (a)  Environmental Liabilities -

      The Company has recorded environmental liabilities of approximately $45 million, including $5.4 million as current liabilities, in its Consolidated Balance Sheets at June 30,
1995. The significant items are discussed below.

          Former Manufactured Gas Plant (FMGP) Sites

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites, but believes it is not responsible for two of these sites. There are also six other sites for which it may be designated as a PRP in the future. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities believes it has completed the remediation of five sites although it is in the process of obtaining final approval from the applicable environmental agencies on this issue for each site. Utilities is in various stages of the investigation and/or remediation processes for 19 sites and expects to begin the investigation process in 1995 or 1996 for the other sites.

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $33 million (including $4.6 million as current liabilities) at June 30, 1995. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages or has not started. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known. Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with several of the sites for which remediation has been completed.

      Utilities has begun pursuing coverage for investigation, mitigation, prevention, remediation, and monitoring costs from its insurance carriers and is investigating the potential for third party cost sharing for FMGP investigation and clean-up costs. The amount of shared costs, if any, cannot be reasonably determined and, accordingly, no potential sharing has been recorded at June 30, 1995. Regulatory assets of approximately $33 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

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

     Utilities expects to meet the requirements of Phase II by switching to lower sulfur fuels and through capital expenditures primarily related to fuel burning equipment and boiler modifications. Utilities estimates capital expenditures of approximately $22.5 million, including $4.4 million in 1995, in order to meet the requirements of the Act.

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

      Utilities' three pipeline suppliers have made filings with the FERC to collect their respective known transition costs, and additional filings are expected. At June 30, 1995, Utilities has recorded a liability of $5.8 million for those transition costs that have been incurred by the pipelines to date, including $2.3 million expected to be billed through June 1996. Utilities is currently recovering the transition costs from its customers through its Purchased Gas Adjustment Clauses as such costs are billed by the pipelines. The ultimate level of costs to be billed to Utilities depends on the pipelines' filings with the FERC and other future events, including the market price of natural gas, and could approximate $10 million more than the amount recorded. However, Utilities believes any transition costs billed by its pipeline suppliers would be recovered from its customers, based upon regulatory treatment of these costs currently and similar past costs by the IUB. Accordingly, regulatory assets, in amounts corresponding to the recorded liabilities, have been recorded to reflect the anticipated recovery.

     (d)  Nuclear Insurance Programs -

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

     Utilities is a member of Nuclear Mutual Limited (NML) and Nuclear Electric Insurance Limited (NEIL), which provide insurance coverage for the cost of certain property losses at nuclear generating stations and for the cost of replacement power during certain outages. Companies insured through NML and NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. NML and NEIL's accumulated reserve funds are currently sufficient to more than cover its exposure in the event of a single incident under the primary and excess property damage or replacement power coverages. However, Utilities could be assessed annually a maximum of $4.4 million under NML, $8.5 million for NEIL property and $0.7 million for NEIL replacement power if losses relating to accidents exceeded the accumulated reserve funds. Utilities is not aware of any losses that it believes are likely to result in an assessment.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION


      The following discussion analyzes significant changes in the components of net income and financial condition from the prior periods for IES Utilities Inc. (Utilities) and its consolidated subsidiary (collectively the Company). Utilities' wholly-owned subsidiary is IES Ventures Inc., which is a holding company for unregulated investments.

                     RESULTS OF OPERATIONS

      The Company's net income available for common stock increased or (decreased) $1.8 million, ($7.0) million and ($13.0) million during the three, six and twelve month periods, respectively, ended June 30, 1995. The 1995 earnings are significantly affected by the recording of a pre-tax reserve for rate refund, including interest, of $10.2 million ($8.0 million in the first quarter and $2.2 million in the second quarter) by Utilities as a result of the Iowa Utilities Board's (IUB) order in Utilities' recent electric rate case. See Note 2(b) of the Notes to Consolidated Financial Statements for a further discussion of the electric rate case.

      The Company's operating income increased or (decreased) $5.7 million, ($8.7) million and ($18.0) million during the three, six and twelve month periods, respectively. Reasons for the changes in the results of operations are explained further in the following discussion.

                       ELECTRIC REVENUES

      Electric revenues and Kwh sales for Utilities increased or (decreased) for the periods ended June 30, 1995, as compared with the prior periods, as follows:

                                               Three       Six        Twelve
                                               Months     Months      Months
                                                      ($ in millions)

Electric revenues                             $ 10.0     $  2.6      $ (8.6)

Electric sales (excluding off-system sales):
    Residential and Rural                        7.9%       0.3%       (1.9%)
    Commercial                                   2.2        1.2         1.6
    Industrial                                  11.4        7.6        10.1
    Total                                        6.8%       2.8%        3.7%


      The Kwh sales for the quarter benefited significantly from an annual true-up adjustment to unbilled sales recorded in the second quarter of 1995 and  were also favorably
impacted by  warmer
than normal weather. On June 21, 1995, Utilities set a new energy peak usage record with a peak of 1,796 megawatts (this
record  was  subsequently broken during July 1995).   The  Kwh
sales for the six and twelve month periods also benefited from the unbilled sales adjustment, although to a lesser degree than the three month period, but were unfavorably impacted by milder than normal weather. Under normal weather conditions, total sales (excluding off-system sales) would have increased 5.7%, 3.6% and 4.8% for the three, six and twelve month
periods,   respectively.   The  growth  in  industrial   sales
continues to reflect the underlying strength of the economy as
industrial   expansions   in  Utilities'   service   territory
continue.

      Utilities' electric tariffs include energy adjustment clauses (EAC) that are designed to currently recover the costs of fuel and the energy portion of purchased power billings to customers.

      Electric revenues include a pre-tax reserve for rate refund ($8.0 million and $1.7 million recorded in the first and second quarters of 1995, respectively) recorded by Utilities as a result of the IUB order. Approximately $3.5 million of the reserve recorded in the first quarter relates to revenues collected in the fourth quarter of 1994. See Note 2(b) of the Notes to Consolidated Financial Statements for a further discussion of the electric rate case.

      The three and six month revenue increases were due to higher fuel costs collected through the EAC, the unbilled revenue adjustment and the increased sales (excluding off-system sales). These items were partially offset by lower off-system sales and the rate refund reserve. The twelve month decrease is due to lower off-system sales, the rate reserve and the effects of the mix of sales between lower margin industrial customers and higher margin residential and rural customers. These items were partially offset by the increased sales (excluding off-system sales), the recovery of fuel costs through the EAC and the unbilled revenue adjustment.

                         GAS REVENUES

       Utilities' gas revenues decreased ($1.3) million, ($13.3) million and ($27.7) million during the three, six and twelve month periods, respectively. Utilities' gas sales in therms increased or (decreased) for the periods ended June 30, 1995, as compared with the prior periods, as follows:

                                Three       Six        Twelve
                                Months     Months      Months

Residential                      4.4%       (6.2%)      (9.8%)
Commercial                       0.4        (5.7)       (9.3)
Industrial                     (33.8)      (27.9)      (17.9)

    Sales to consumers          (3.3)       (8.3)      (10.8)

Transported volumes             20.7        32.4        28.2

    Total                        4.7%       (0.7%)      (2.8%)

     Under normal weather conditions, sales to consumers would have decreased (15.2%), (4.1%) and (5.2%) during the three, six and twelve month periods, respectively.

      Utilities' gas tariffs include purchased gas adjustment clauses (PGA) that are designed to currently recover the cost of gas sold. Utilities' gas revenues decreased during all periods primarily because of lower gas costs recovered through the PGA and lower sales to consumers. The decreased gas cost recoveries are due to lower gas prices as well as a shift in the sales mix between industrial sales and transported volumes; Utilities does not purchase the gas for the transported volumes.

      On  August 4, 1995, Utilities applied to the IUB for  an
annual  increase in gas rates of $8.8 million, or  6.2%.   See
Note 2(a) of the Notes to Consolidated Financial Statements for a further discussion.

                      OPERATING EXPENSES

      Fuel for production increased $4.0 million, $1.1 million and $4.0 million during the three, six and twelve month periods, respectively. The three and six month increases are due to higher fuel cost recoveries through the EAC, which are included in fuel for production, partially offset by a decrease in the amount of Kwh generation. The Duane Arnold Energy Center (DAEC), Utilities' nuclear generating facility, was down from late February 1995 through late April 1995 for a scheduled refueling outage. There was no such refueling outage in 1994. Generation at the Company's fossil-fueled generating stations was also lower during the three month period in 1995 due to outages at two stations. The twelve month increase is primarily due to higher fuel cost recoveries through the EAC, although a slight increase in the amount of Kwh generation also contributed to the increase.

      Purchased power increased or (decreased) ($0.1) million, $2.6 million and ($13.6) million during the three, six and twelve month periods, respectively. The six month increase is due to increased energy purchases, resulting from the decrease in generation, which were partially offset by lower capacity costs. The twelve month decrease is primarily due to lower energy purchases, although lower capacity costs also contributed to the decrease.

      Gas purchased for resale decreased ($1.4) million, ($12.4) million and ($25.4) million during the three, six and twelve month periods, respectively, primarily due to lower sales to consumers and lower natural gas prices.

      Other operating expenses increased $1.7 million, $5.1 million and $11.9 million during the three, six and twelve month periods, respectively. Increases in labor and benefits costs, former manufactured gas plant (FMGP) clean-up costs and information technology costs contributed to the increases for all three periods. The three and six month increases were partially offset by lower nuclear operating costs at Utilities while higher nuclear operating costs contributed to the increase during the twelve month period.

      Maintenance expenses decreased ($2.7) million, ($1.9) million and ($0.4) million during the three, six and twelve month periods, respectively, primarily due to decreased expenditures at the DAEC and Utilities' fossil-fueled generating stations. Increased labor costs for all periods partially offset such decreases.

      Depreciation and amortization increased $1.6 million, $3.0 million and $5.9 million during the three, six and twelve month periods primarily because of increases in utility plant in service. Depreciation and amortization expenses for all periods reflect an annual amount of $5.5 million for the DAEC decommissioning provision, which is collected through rates. (The annual recovery level will be increased to $6.0 million once the final rates from Utilities' recent electric rate case are implemented later this year).

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

                  INTEREST EXPENSE AND OTHER

     Interest expense increased $1.5 million, $1.4 million and $2.2 million during the three, six and twelve month periods, respectively. The three and six month increases are primarily due to an increase in the average amount of short-term debt outstanding and interest related to Utilities' rate reserve. The twelve month increase is primarily because of an increase in the average amount of short-term and long-term debt outstanding.

      Income taxes increased or (decreased) $1.6 million, ($4.0) million and ($5.4) million during the three, six and twelve month periods, respectively. The three month increase is consistent with the change in income before income taxes. The decreases for the six and twelve month periods are due to a decrease in pre-tax income partially offset by a higher effective income tax rate resulting from the effect of property related temporary differences for which deferred income taxes have not been provided under current rate making principles, which are now becoming payable and are being recovered from ratepayers.

                LIQUIDITY AND CAPITAL RESOURCES

       The Company's capital requirements are primarily attributable to Utilities' construction programs, debt maturities and sinking fund requirements. The Company's pre-tax ratio of earnings to fixed charges was 3.05 and 3.62 for the twelve months ended June 30, 1995 and June 30, 1994, respectively. Cash flows from operating activities for the twelve months ending June 30, 1995, were $175 million.

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

     Access to the long-term and short-term capital and credit
markets   is   necessary  for  obtaining   funds   externally.
Utilities' debt ratings are as follows:


                          Moody's        Standard & Poor's

     Long-term debt         A2                   A
     Short-term debt        P1                  A1


     As a result of the IUB's final order in Utilities' recent electric rate case, Utilities will be required to reduce its retail electric rates by an annual impact of $14.4 million. (See Note 2(b) of the Notes to Consolidated Financial Statements for a further discussion). In reaction to the rate reduction, Moody's downgraded Utilities' long-term debt rating to A2 from A1 on June 1, 1995. The new rating remains in the upper levels of Moody's nine-tier rating system which ranges from Aaa down to C.

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

      The IUB has adopted rules which require Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues annually for energy efficiency programs. Energy efficiency costs in excess of the amount in the most recent electric and gas rate cases are being recorded as regulatory assets by Utilities. At June 30, 1995, Utilities had $42 million of such costs recorded as regulatory assets. On June 1, 1995, Utilities began its recovery of those costs incurred through 1993. See Note 2(c) of the Notes to Consolidated Financial Statements for a further discussion.

             CONSTRUCTION AND ACQUISITION PROGRAM

       The Company's construction and acquisition program anticipates expenditures of approximately $163 million for 1995, of which approximately 32% represents expenditures for electric transmission and distribution facilities, 23% represents fossil-fueled generation expenditures, 15% represents expenditures for steam distribution plant and 9% represents nuclear generation expenditures. The remaining 21% represents miscellaneous electric, gas and general expenditures. In addition to the $163 million, Utilities anticipates expenditures of $13 million in connection with mandated energy efficiency programs. Substantial commitments have been made in connection with all such expenditures. The Company had construction and acquisition expenditures of approximately $60 million for the six months ended June 30, 1995. Utilities is currently reviewing its construction and acquisition program with the objective of reducing the anticipated 1995 expenditures by approximately $13 million.

      The Company's levels of construction and acquisition expenditures are projected to be $167 million in 1996, $146 million in 1997, $170 million in 1998 and $182 million in
1999.   It is estimated that approximately 80% of construction
and acquisition expenditures will be provided by cash from operating activities (after payment of dividends) for the five-year period 1995-1999.

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

      The Indentures pursuant to which Utilities issues First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property and contain covenants which restrict the amount of additional bonds which may be issued. At June 30, 1995, such restrictions would have allowed Utilities to issue $330 million of additional First Mortgage Bonds. Utilities has received authority from the FERC to issue $250 million of long-term debt, of which $50 million was used in March 1995 to issue Collateral Trust Bonds. Utilities expects to replace First Mortgage Bonds Series X, that matures in October 1995, with other long-term securities.

      The Articles of Incorporation of Utilities authorize and limit the aggregate amount of additional shares of Cumulative Preferred Stock and Cumulative Preference Stock that may be issued. At June 30, 1995, Utilities could have issued an additional 700,000 shares of Cumulative Preference Stock but no additional shares of Cumulative Preferred Stock.

      The Company's capitalization ratios at June 30, were as follows:

                              1995          1994

     Long-term debt            48%           48%
     Preferred stock            2             2
     Common equity             50            50
                              100%          100%


               The  1995  and 1994 ratios  each  include
        $50 million of long-term debt due in less than one year because it was the Company's intention to refinance the debt with long-term securities.


                     SHORT-TERM FINANCING

      For interim financing, Utilities is authorized by the FERC to issue, through 1996, up to $200 million of short-term notes. In addition to providing for ongoing working capital needs, this availability of short-term financing provides Utilities flexibility in the issuance of long-term securities. At June 30, 1995, Utilities had outstanding short-term borrowings of $92.8 million, including $5.8 million of notes payable to associated companies.

     Utilities has an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At June 30, 1995, Utilities had sold $56 million under the agreement.

      At June 30, 1995, the Company had bank lines of credit aggregating $87.7 million, of which $77 million was being used to support commercial paper (weighted average interest rate of 6.02%) and $7.7 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At June 30, 1995, there was $10 million borrowed under this facility (weighted average interest rate of 6.08%). At June 30, 1995, Utilities also had a letter of credit in the amount of $3.4 million supporting two of its variable rate pollution control obligations.

                     ENVIRONMENTAL MATTERS

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites, but believes it is not responsible for two of these sites. There are also six other sites for which it may be designated as a PRP in the future. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities believes it has completed the remediation of five sites although it is in the process of obtaining final approval from the applicable environmental agencies on this issue for each site. Utilities is in various stages of the investigation and/or remediation processes for 19 sites and expects to begin the investigation process in 1995 or 1996 for the other sites.

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $33 million (including $4.6 million as current liabilities) at June 30, 1995. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages or has not started. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known. Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with several of the sites for which remediation has been completed.

      Utilities has begun pursuing coverage for investigation, mitigation, prevention, remediation and monitoring costs from its insurance carriers and is investigating the potential for third party cost sharing for FMGP investigation and clean-up costs. The amount of shared costs, if any, cannot be reasonably determined and, accordingly, no potential sharing has been recorded at June 30, 1995. Regulatory assets of approximately $33 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

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

     Utilities expects to meet the requirements of Phase II by switching to lower sulfur fuels and through capital expenditures primarily related to fuel burning equipment and boiler modifications. Utilities estimates capital expenditures of approximately $22.5 million, including $4.4 million in 1995, in order to meet the requirements of the Act.

      In January 1995, Utilities received an Administrative Compliance Order (ACO) from the United States Environmental Protection Agency (EPA) alleging noncompliance with, and requiring Utilities to satisfy, certain monitoring, reporting, and recordkeeping requirements of the Acid Rain Program at its Phase II units. On June 23, 1995, Utilities received an Administrative Penalty Order from the EPA assessing a penalty in the amount of $146,000 for the alleged noncompliance. Pursuant to Utilities' good faith efforts to cooperate and informal settlement negotiations, the EPA has informally agreed to reduce the amount of the penalty. Utilities and EPA are currently negotiating a Supplemental Environmental Project
(SEP) which contemplates reducing the cash penalty payment to $25,630 and requiring Utilities to retire 589 acid rain allowances, valued at $76,570.

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

       The Nuclear Waste Policy Act of 1982 assigned responsibility to the U.S. Department of Energy (DOE) to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. Utilities entered into such a contract and has made the agreed payments to DOE. The DOE, however, has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010. Utilities has been storing spent nuclear fuel on-site since plant operations began in 1974 and has current on-site capability to store spent fuel until 2002. Utilities is aggressively reviewing options for additional spent nuclear fuel storage capability, including expanding on-site storage and pursuing other off-site storage. Utilities is also supporting legislation currently before the U.S. Congress to resolve the lack of progress by the DOE.

      The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The State of Iowa has joined the Midwest Interstate Low-Level Radioactive Waste Compact Commission (Compact), which is planning a storage facility to be located in Ohio to store waste generated by the Compact's six member states. At June 30, 1995, Utilities has prepaid costs of approximately $1 million to the Compact for the building of such a facility. Currently, Utilities is storing its low-level radioactive waste generated at the DAEC on-site until new disposal arrangements are finalized among the Compact members. A Compact disposal facility is anticipated to be in operation in approximately ten years. On-site storage capability currently exists for low-level radioactive waste expected to be generated until the Compact facility is able to accept waste materials. In addition, the Barnwell, South Carolina disposal facility has temporarily reopened and Utilities intends to ship to Barnwell the majority of the low-level radioactive waste it has accumulated on-site, as well as waste it produces in the future as long as the Barnwell site remains open, thereby minimizing the amount of waste stored on-site.

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

                         OTHER MATTERS

      The National Energy Policy Act of 1992 addresses several matters designed to promote competition in the electric wholesale power generation market, including mandated open access to the electric transmission system and greater encouragement of independent power production and cogeneration. On March 29, 1995, the FERC issued a Notice of Proposed Rulemaking pursuant to which FERC proposes to promote competition in the electric utility industry by requiring that each transmission owning utility must 1) implement non-discriminatory tariffs allowing open access to that utility's transmission facilities by wholesale buyers and sellers of
electricity   and  2)  charge  itself  the  same   price   for
transmission and ancillary services as it charges third parties under the tariffs. Utilities filed conforming pro-forma open access transmission tariffs with the FERC on July 24, 1995. The geographic position of Utilities' transmission system could provide revenue opportunities in the open access environment. FERC would allow for recovery of certain stranded costs (i.e. assets the costs of which could be rendered otherwise unrecoverable as the result of open access) in connection with wholesale transmission. The Company cannot predict the final regulations that may be adopted.

      The IUB recently initiated a Notice of Inquiry (Docket No. NOI-95-1) on the subject of "Emerging Competition in the Electric Utility Industry." A one-day roundtable discussion was held to address all forms of competition in the electric utility industry and to assist the IUB in gathering information and perspectives on electric competition from all persons or entities with an interest or stake in the issues. Such discussions are not expected to produce any specific action by the IUB in the near future.

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

      In March 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement defines the criteria for valuing regulatory assets. The Company does not expect the amount of regulatory assets recorded in the Consolidated Balance Sheets to be affected. The Company expects to adopt this standard on January 1, 1996, and does not expect that adoption will have a material impact on the financial position or results of operations of the Company.

                  PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

      Reference is made to Notes 2 and 5 of the Notes to Consolidated Financial Statements for a discussion of rate matters and environmental matters, respectively, and Item 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition - Environmental Matters.

Item  2.   Changes  in  the Rights of the  Company's  Security
           Holders.

None.

Item 3.  Default Upon Senior Securities.

None.

Item 4.  Results of Votes of Security Holders.

(a) The Company held its annual Meeting of Shareholders on May 16, 1995.

(b) The following matter was voted upon at the Annual Meeting of Shareholders.

     The election of nominees for Directors who will serve a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows:

     C.R.S.  Anderson, J. Wayne Bevis, Dr. George Daly,  Blake
     O.  Fisher,  Jr., G. Sharp Lannom, IV, Lee Liu,  Jack  R.
     Newman, Robert D. Ray, David Q. Reed, Henry Royer, Robert
     W. Schlutz, Anthony R. Weiler.

     IES Industries Inc., the sole shareholder of the Company, voted all 13,370,788 shares for the election of the above nominees.

Item 5.  Other Information.

(a) The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Commission as follows:

          For the twelve months ended:

            June 30, 1995          2.88
            December 31, 1994      3.18
            December 31, 1993      3.41
            December 31, 1992      2.49
            December 31, 1991      2.64
            December 31, 1990      2.65

(b)  Effective   August  1,  1995,  Mr.  Jim  Hoffman   joined
     Utilities as Executive Vice President, Customer Service and Energy Delivery.

(c) Rene H. Males, Executive Vice President of Utilities, has announced his retirement and will be leaving in the latter part of September 1995.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits -

     4(a) Sixty-first  Supplemental  Indenture,  dated  as  of
          March 1, 1995, supplementing Utilities' Indenture of Mortgage and Deed of Trust, dated August 1, 1940. (Filed as Exhibit 4(a) to the Company's Form 10-Q for the quarter ended March 31, 1995).

     4(b) Third  Supplemental Indenture, dated as of March  1,
          1995, supplementing Utilities' Indenture of Mortgage and Deed of Trust, dated September 1, 1993. (Filed as Exhibit 4(b) to the Company's Form 10-Q for the quarter ended March 31, 1995.

     *12  Ratio of Earning to Fixed Charges.

     *27  Financial Data Schedule.

     *  Exhibits designated by an asterisk are filed herewith.

(b)  Reports on Form 8-K -

          Items             Financial           Date of
         Reported          Statements            Report

           5, 7               None            May 15, 1995
           5, 7               None           April 27, 1995


                          SIGNATURES



      Pursuant to the requirements of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  IES UTILITIES INC.
                                     (Registrant)



Date  August 14, 1995             By /s/ Dr. Robert J. Latham
                                             (Signature)
                                         Dr. Robert J. Latham
                                         Senior Vice President, Finance



                                  By /s/ Richard A. Gabbianelli
                                             (Signature)
                                         Richard A. Gabbianelli
                                         Controller & Chief Accounting Officer