Form 10-Q
period 1995-09-30
IES UTILITIES INC
filed 1995-11-09
CIK 52485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                           FORM 10-Q


(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934

For the  quarterly  period ended       September 30, 1995

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


       Class                             Outstanding at October 31, 1995
Common Stock, $2.50 par value                  13,370,788 shares


                      IES UTILITIES INC.


                             INDEX




                                                             Page No.


Part I.  Financial Information.



Item 1.   Consolidated Financial Statements.

     Consolidated Balance Sheets -
       September 30, 1995 and December 31, 1994                3 - 4

     Consolidated Statements of Income -
       Three, Nine and Twelve Months Ended
       September 30, 1995 and 1994                               5

     Consolidated Statements of Cash Flows -
       Three, Nine and Twelve Months Ended
       September 30, 1995 and 1994                               6

      Notes to Consolidated Financial Statements               7 - 16

Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition.       17 - 34



Part II.  Other Information.                                  35 - 37



Signatures.                                                     38

                           PART 1. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS
                             CONSOLIDATED BALANCE SHEETS

                                                   September 30,
                                                       1995       December 31,
ASSETS                                              (Unaudited)       1994
                                                          (in thousands)
Property, plant and equipment, at original cost:
  Utility -
    Plant in service -
        Electric                                    $ 1,871,496    $ 1,798,059
        Gas                                             162,991        158,115
        Other                                            99,241         86,005
                                                      2,133,728      2,042,179
    Less - Accumulated depreciation                     943,334        880,888
                                                      1,190,394      1,161,291
    Leased nuclear fuel, net of amortization             41,737         49,731
    Construction work in progress                        68,188         73,339
                                                      1,300,319      1,284,361
  Other, net of accumulated depreciation
    and amortization of $1,140,000 and
    $1,277,000, respectively                              4,945          2,686
                                                      1,305,264      1,287,047

Current assets:
  Cash and temporary cash investments                     2,424          2,135
  Accounts receivable -
    Customer, less reserve                                6,401         12,051
    Other                                                 6,543          9,763
  Income tax refunds receivable                           1,703          3,450
  Production fuel, at average cost                       16,203         13,988
  Materials and supplies, at average cost                26,326         26,699
  Adjustment clause balances                                  0          1,433
  Regulatory assets                                      23,168         20,145
  Prepayments and other                                  14,652         19,630
                                                         97,420        109,294

Investments:
  Nuclear decommissioning trust funds                    43,531         33,779
  Cash surrender value of life insurance policies         3,318          2,915
  Other                                                     588            223
                                                         47,437         36,917

Other assets:
  Regulatory assets                                     199,485        192,955
  Deferred charges and other                             17,032         19,155
                                                        216,517        212,110
                                                    $ 1,666,638    $ 1,645,368


                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                   September 30,
                                                       1995       December 31,
CAPITALIZATION AND LIABILITIES                      (Unaudited)       1994
                                                          (in thousands)
Capitalization:
  Common stock - par value $2.50 per share
    - authorized 24,000,000 shares;
    13,370,788 shares outstanding                   $    33,427    $    33,427
  Paid-in surplus                                       279,042        279,042
  Retained earnings                                     210,541        197,158
      Total common equity                               523,010        509,627
  Cumulative preferred stock - par value
    $50 per share - authorized 466,406 shares;
    366,406 shares outstanding                           18,320         18,320
  Long-term debt                                        415,413        380,404
                                                        956,743        908,351

Current liabilities:
  Notes payable to associated companies                   9,804         18,495
  Short-term borrowings                                  49,000         37,000
  Capital lease obligations                              17,518         14,385
  Maturities and sinking funds                           65,140        100,140
  Accounts payable                                       47,034         70,354
  Accrued interest                                       10,807          9,438
  Accrued taxes                                          71,840         47,188
  Accumulated refueling outage provision                  5,242         15,196
  Adjustment clause balances                                470              0
  Provision for rate refund liability                    12,966              0
  Environmental liabilities                               5,394          5,428
  Other                                                  15,815         18,324
                                                        311,030        335,948

Long-term liabilities:
  Capital lease obligations                              24,219         35,346
  Environmental liabilities                              38,935         37,853
  Other                                                  44,304         46,724
                                                        107,458        119,923

Deferred credits:
  Accumulated deferred income taxes                     253,618        241,345
  Accumulated deferred investment tax credits            37,789         39,801
                                                        291,407        281,146

Commitments and contingencies (Note 5)


                                                    $ 1,666,638    $ 1,645,368

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                               For the Three               For the Nine                For the Twelve
                                               Months Ended                Months Ended                Months Ended
                                               September 30                September 30                September 30
                                            1995          1994          1995          1994          1995          1994
                                                   (in thousands)
Operating revenues:
    Electric                             $ 183,876     $ 165,621     $ 433,502     $ 412,610     $ 558,219     $ 543,974
    Gas                                     14,214        12,209        89,241       100,507       127,767       150,256
    Other                                    2,358         1,647         8,216         6,393        10,829         8,933
                                           200,448       179,477       530,959       519,510       696,815       703,163


Operating expenses:
    Fuel for production                     31,945        29,419        71,691        68,067        89,576        92,394
    Purchased power                         19,954        17,305        53,399        48,132        74,061        69,892
    Gas purchased for resale                 7,940         5,388        59,527        69,386        85,481       104,958
    Other operating expenses                35,798        34,563       102,854        96,515       138,620       131,358
    Maintenance                             11,912        11,577        34,202        35,772        47,972        46,307
    Depreciation and amortization           19,315        18,960        60,632        57,280        78,667        73,487
    Taxes other than income taxes           12,224        10,488        36,955        33,554        45,952        42,628
                                           139,088       127,700       419,260       408,706       560,329       561,024


Operating income                            61,360        51,777       111,699       110,804       136,486       142,139


Interest expense and other:
   Interest expense                         11,242        10,256        33,432        31,016        43,988        41,727
   Allowance for funds used during
      construction                            -762        -1,087        -2,662        -2,964        -3,608        -3,958
   Miscellaneous, net                         -244          -128           348          -372          -528          -280
                                            10,236         9,041        31,118        27,680        39,852        37,489


Income before income taxes                  51,124        42,736        80,581        83,124        96,634        104,650


Income taxes:
    Current                                 21,463        17,513        24,441        31,720        31,096         28,587
    Deferred                                   486           152        11,083         3,456         9,863         14,048
    Amortization of investment
      tax credits                             -667          -662        -2,012        -1,984        -2,673         -4,758
                                            21,282        17,003        33,512        33,192        38,286         37,877


Net income                                  29,842        25,733        47,069        49,932        58,348         66,773
Preferred dividend requirements                229           229           686           686           914            914
Net income available for
      common stock                       $  29,613     $  25,504     $  46,383     $  49,246     $  57,434      $  65,859


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   For the Three           For the Nine          For the Twelve
                                                                   Months Ended            Months Ended           Months Ended
                                                                   September 30            September 30           September 30
                                                                 1995        1994        1995       1994        1995       1994
                                                                                            (in thousands)

  Cash flows from operating activities:
    Net income                                               $  29,842   $  25,733   $  47,069  $  49,932   $  58,348  $  66,773
    Adjustments to reconcile net income to net cash
     flows from operating activities -
       Depreciation and amortization                            19,315      18,960      60,632     57,280      78,667     73,487
       Principal payments under capital lease obligations        4,934       4,079      10,801     12,584      14,463     16,304
       Deferred taxes and investment tax credits                  -181        -510       9,071      1,472       7,190      9,290
       Refueling outage provision                                3,006       3,338      -9,954      9,389      -6,807      8,048
       Amortization of deferred charges                          1,837         277       3,987        821       4,301      1,092
       Other                                                        74         417         244         48          71      -167
    Other changes in assets and liabilities -
       Accounts receivable                                      -6,675       2,431      -2,130     15,145      -6,879     10,934
       Production fuel, materials and supplies                     839      -1,323      -2,092      1,559      -3,247       -545
       Accounts payable                                           -343       3,644     -19,302     -4,942       6,082    -10,714
       Accrued taxes                                            32,419      21,574      26,399     22,037      11,419     14,521
       Provision for rate refunds                                2,759           0      12,966     -8,670      12,966     -7,852
       Adjustment clause balances                                   -7      -3,575       1,903     -5,648         969       -291
       Gas in storage                                           -4,737      -5,994       4,587      2,963       3,543        907
       Other                                                    -2,438       4,156       2,481      5,296       1,213      5,308
         Net cash flows from operating activities               80,644      73,207     146,662    159,266     182,299    187,095


  Cash flows from financing activities:
    Dividends declared on common stock                         -10,000     -15,000     -33,000    -37,000     -48,000    -48,800
    Dividends declared on preferred stock                         -229        -229        -686       -686        -914       -914
    Dividends payable                                                0           0           0     -5,000           0          0
    Proceeds from issuance of long-term debt                         0           0      50,000          0      50,000    119,400
    Reductions in long-term debt                                     0           0     -50,140       -224     -50,140    -19,624
    Net change in short-term borrowings                        -33,977     -14,658       3,309    -21,392      56,196    -81,192
    Principal payments under capital lease obligations          -3,314      -4,078      -9,529    -12,225     -13,608    -13,102
    Sale of utility accounts receivable                          9,000           0      11,000       -200      12,000       -200
      Net cash flows from financing activities                 -38,520     -33,965     -29,046    -76,727       5,534    -44,432


  Cash flows from investing activities:
    Construction and acquisition expenditures -
        Utility                                                -31,669     -33,369     -89,664    -81,704    -154,200   -119,933
        Other                                                     -805           0      -2,782          0      -4,645          0
    Nuclear decommissioning trust funds                         -1,832      -1,383      -4,598     -4,149      -5,981     -5,532
    Deferred energy efficiency costs                            -4,987      -4,340     -12,965    -11,511     -17,611    -15,221
    Other                                                       -1,888        -641      -7,318     -3,288      -3,172     -4,199
      Net cash flows from investing activities                 -41,181     -39,733    -117,327   -100,652    -185,609   -144,885

  Net increase (decrease) in cash and temporary
    cash investments                                               943        -491         289    -18,113       2,224     -2,222


  Cash and temporary cash investments at
    beginning of period                                          1,481         691       2,135     18,313         200      2,422


  Cash and temporary cash investments at
    end of period                                            $   2,424   $     200   $   2,424  $     200    $   2,424  $    200


  Supplemental cash flow information:
    Cash paid during the period for -
      Interest                                               $   8,428   $   7,878   $  30,500  $  28,664    $  41,842  $ 37,215
      Income taxes                                           $   1,498   $   5,442   $  12,881  $  22,049    $  25,312  $ 32,917

    Noncash investing and financing activities -
      Capital lease obligations incurred                     $     149   $  10,828   $   2,807  $  11,252    $   5,851  $ 11,460


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      September 30, 1995


(1)  GENERAL:

      The interim Consolidated Financial Statements have been prepared by IES Utilities Inc. (Utilities) and its consolidated subsidiary (collectively the Company), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Utilities is a wholly-owned subsidiary of IES Industries Inc. (Industries). Utilities' wholly-owned subsidiary is IES Ventures Inc. (Ventures), which is a holding company for unregulated investments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, the Consolidated Financial Statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the results of operations and financial position. Certain prior period amounts have been reclassified on a basis consistent with the 1995 presentation.

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

(2)  RATE MATTERS:
     (a)  1995 Gas Rate Case -

      On August 4, 1995, Utilities applied to the Iowa Utilities Board (IUB) for an annual increase in gas rates of $8.8 million, or 6.2%. An interim increase of $8.6 million was requested. The IUB approved an interim increase of $7.1 million annually, effective October 11, 1995, subject to refund. Utilities expects that the final rate level will be determined no later than the second quarter of 1996.

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

      On August 16, 1995, Utilities received approval from the IUB to implement final prices. Northern and Southeastern zone price changes became effective on that date. Utilities has recorded a pre-tax reserve for rate refund, including interest, of $13.0 million at September 30, 1995. Utilities expects to make the rate refund in the fourth quarter and there will be no further effect on 1995 electric revenues and net income when the refund is made.

      There will not be any revenue requirement change in the Southern zone as a result of the IUB order. A price design change will be implemented in the Southern zone, effective January 1, 1996, but there will be no refund obligation as the result of this change.

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

     In May 1995, the Office of Consumer Advocate (OCA) and an intervenor filed applications for rehearing with the IUB concerning the amount of the reward granted by the IUB. Since the identical issue was pending before the court in another utility's proceeding, the OCA, the intervenor and Utilities agreed to be bound by the ultimate decision in the other utility's court proceeding. That proceeding has been resolved in favor of the other utility. Utilities does not, therefore, have a refund obligation.

(3)  UTILITY ACCOUNTS RECEIVABLE:

     Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At September 30, 1995, $65 million was sold under the agreement.

(4)  DEBT:
     (a)  Long-Term Debt -

     In October 1995, Utilities repaid at maturity $50 million of Series X, 9.42% First Mortgage Bonds, by issuing additional commercial paper. Utilities expects to replace the commercial paper with other long-term securities during the fourth quarter of 1995. Effective with the maturity of the Series X bonds, retained earnings are no longer restricted as to the payment of cash dividends.

      In March 1995, Utilities repaid at maturity $50 million of Series W, 9.75% First Mortgage Bonds and, in a separate transaction, issued $50 million of Collateral Trust Bonds, 7.65%, due 2000.

     (b)  Short-Term Debt -

      At September 30, 1995, the Company had bank lines of credit aggregating $91.1 million, of which $49 million was being used to support commercial paper (weighted average interest rate of 5.80%) and $11.1 million to support certain pollution control obligations. In October 1995, Utilities increased its bank lines of credit by $30 million in order to finance the redemption of the Series X bonds. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At September 30, 1995, there were no borrowings outstanding under this facility.

(5)  CONTINGENCIES:
     (a)  Environmental Liabilities -

      The Company has recorded environmental liabilities of approximately $44.3 million, including $5.4 million as current liabilities, in its Consolidated Balance Sheets at September 30, 1995. The significant items are discussed below.

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

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $32 million (including $4.5 million as current liabilities) at September 30, 1995. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages or has not started. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known. Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with several of the sites for which remediation has been completed.

      Utilities has begun pursuing coverage for investigation, mitigation, prevention, remediation, and monitoring costs from its insurance carriers and is investigating the potential for third party cost sharing for FMGP investigation and clean-up costs. The amount of shared costs, if any, cannot be reasonably determined and, accordingly, no potential sharing has been recorded at September 30, 1995. Regulatory assets of approximately $32 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

     (b)  Clean Air Act -

      The Clean Air Act Amendments of 1990 (Act) requires emission reductions of sulfur dioxide and nitrogen oxides to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act will be implemented in two phases with Phase I affecting two of Utilities' units beginning in 1995 and Phase II affecting all units beginning in the year 2000. Utilities has completed the modifications necessary to meet the Phase I requirements and has installed continuous emission monitors on all affected units as required by the Act.

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

      Utilities' three pipeline suppliers have made filings with the FERC to collect their respective known transition costs, and additional filings are expected. At September 30, 1995, Utilities has recorded a liability of $4.9 million for those transition costs that have been incurred by the pipelines to date, including $1.9 million expected to be billed through September 1996. Utilities is currently recovering the transition costs from its customers through its Purchased Gas Adjustment Clauses as such costs are billed by the pipelines. The ultimate level of costs to be billed to Utilities depends on the pipelines' filings with the FERC and other future events, including the market price of natural gas, and could approximate $8 million more than the amount recorded. However, Utilities believes any transition costs billed by its pipeline suppliers would be recovered from its customers, based upon regulatory treatment of these costs currently and similar past costs by the IUB. Accordingly, regulatory assets, in amounts corresponding to the recorded liabilities, have been recorded to reflect the anticipated recovery.

     (d)  Nuclear Insurance Programs -

     Public liability for nuclear accidents is governed by the Price Anderson Act of 1988 which sets a statutory limit of $8.9 billion for liability to the public for a single nuclear power plant incident and requires nuclear power plant operators to provide financial protection for this amount. As required, Utilities provides this financial protection for a nuclear incident at the Duane Arnold Energy Center (DAEC), Utilities' nuclear generating facility, through a combination of liability insurance ($200 million) and industry-wide retrospective payment plans ($8.7 billion). Under the industry-wide plan, each operating licensed nuclear reactor in the United States is subject to an assessment in the event of a nuclear incident at any nuclear plant in the United States. Based on its ownership of the DAEC, Utilities could be assessed a maximum of $79.3 million per nuclear incident, with a maximum of $10 million per incident per year (of which Utilities' 70% ownership portion would be approximately $55 million and $7 million, respectively) if losses relating to the incident exceeded $200 million. These limits are subject to adjustments for changes in the number of participants and inflation in future years.

     Utilities is a member of Nuclear Mutual Limited (NML) and Nuclear Electric Insurance Limited (NEIL). These companies provide $1.9 billion of insurance coverage on certain property losses at DAEC for property damage, decontamination and premature decommissioning. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair and premature decommissioning. NEIL also provides separate coverage for the cost of replacement power during certain outages. Owners of nuclear generating stations insured through NML and NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. NML and NEIL's accumulated reserve funds are currently sufficient to more than cover its exposure in the event of a single incident under the primary and excess property damage or replacement power coverages. However, Utilities could be assessed annually a maximum of $3.1 million under NML, $8.5 million for NEIL property and $0.7 million for NEIL replacement power if losses exceed the accumulated reserves funds. Utilities is not aware of any losses that it believes are likely to result in an assessment.

     In the unlikely event of a catastrophic loss at DAEC, the amount of insurance available may not be adequate to cover property damage, decontamination and premature decommissioning. Uninsured losses, to the extent not recovered through rates, would be borne by Utilities and could have a material adverse effect on Utilities' financial position and results of operations.



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

                     RESULTS OF OPERATIONS

      The Company's net income available for common stock increased or (decreased) $4.1 million, ($2.9) million and ($8.4) million during the three, nine and twelve month periods, respectively, ended September 30, 1995. The warmer than normal weather during the summer of 1995 significantly impacted the 1995 results of operations. The 1995 earnings were also significantly affected by the impact of the Iowa Utilities Board's (IUB) price reduction order in Utilities' recent electric rate case. The positive impact of the warmer than normal weather was greater than the negative impact of the price reduction for the quarter and partially offset the impact of the price reduction for the nine and twelve month periods. See Note 2(b) of the Notes to Consolidated Financial Statements for a further discussion of the electric rate case.

      The Company's operating income increased or (decreased) $9.6 million, $0.9 million and ($5.7) million during the three, nine and twelve month periods, respectively. Reasons for the changes in the results of operations are explained further in the following discussion.

                       ELECTRIC REVENUES

     Electric revenues and Kwh sales (before off-system sales) for Utilities increased for the periods ended September 30, 1995, as compared with the prior periods, as follows:

                                   Three      Nine     Twelve
                                   Months    Months    Months
                                         ($ in millions)

Electric revenues                  $ 18.3    $ 20.9    $ 14.2

Electric sales (excluding
  off-system sales):
    Residential and Rural            26.2%      9.1%      5.8%
    Commercial                       10.0       4.2       3.4
    Industrial                        2.5       5.8       5.4
    Total                             9.9%      5.2%      4.3%



      Warmer than normal weather during the summer of 1995 significantly increased sales during the second and third quarters. Utilities set new usage records several times, culminated by a new energy peak usage record of 1,824 megawatts on July 12, 1995. Sales during the nine and twelve month periods also benefited from the effects of Utilities' annual true-up adjustment to unbilled sales which was recorded during the second quarter of 1995. Excluding the effects of weather and the unbilled sales adjustment, total sales (excluding off-system sales) during the three, nine and twelve month periods increased 2.5%, 2.3% and 2.5%, respectively. The growth in industrial sales continues to reflect the underlying strength of the economy as industrial expansions in Utilities' service territory continue.

      Utilities' electric tariffs include energy adjustment clauses (EAC) that are designed to currently recover the costs of fuel and the energy portion of purchased power billings to customers.

      Electric revenues include a pre-tax reserve for rate refund ($8.0 million, $1.7 million and $2.4 million recorded in the first, second and third quarters of 1995, respectively) recorded by Utilities as a result of the IUB order. Approximately $3.5 million of the reserve recorded in the first quarter relates to revenues collected in the fourth quarter of 1994. The new electric prices went into effect
August 16, 1995. See Note 2(b) of the Notes to Consolidated Financial Statements for a further discussion of the electric rate case.

      The  revenue  increases during all  three  periods  were
primarily due to the increased sales (excluding off-system sales) and higher fuel costs collected through the EAC. The unbilled revenue adjustment recorded during the second quarter of 1995 also contributed to the nine and twelve month increases. These items were partially offset by the effect of the price reduction and lower off-system sales.

                         GAS REVENUES

      Utilities' gas revenues increased or (decreased) $2.0 million, ($11.3) million and ($22.5) million during the three, nine and twelve month periods, respectively. Utilities' gas sales in therms increased or (decreased) for the periods ended September 30, 1995, as compared with the prior periods, as follows:


                             Three        Nine      Twelve
                             Months      Months     Months

Residential                  13.9%      (4.4%)      (8.7%)
Commercial                    7.7       (4.2)       (8.3)
Industrial                  (25.1)     (27.2)      (18.3)

    Sales to consumers        1.1       (7.2)       (9.9)

Transported volumes          22.3       28.9        29.9

    Total                    11.4%       1.4%       (1.4%)


     Under normal weather conditions, sales to consumers would have decreased (0.5%), (3.6%) and (4.5%) during the three, nine and twelve month periods, respectively.

      Utilities' gas tariffs include purchased gas adjustment clauses (PGA) that are designed to currently recover the cost of gas sold. The change in Utilities' gas revenues each period is primarily due to the level of gas costs recovered through the PGA. The decreased gas cost recoveries during the nine and twelve month periods are due to lower gas prices as well as a shift in the sales mix between industrial sales and transported volumes; Utilities does not purchase the gas for the transported volumes.

      On August 4, 1995, Utilities applied to the IUB for an annual increase in gas rates of $8.8 million, or 6.2%. An annual interim increase of approximately $7.1 million went into effect on October 11, 1995. See Note 2(a) of the Notes to Consolidated Financial Statements for a further discussion.

                      OPERATING EXPENSES

        Fuel for production increased or (decreased) $2.5 million, $3.6 million and ($2.8) million during the three, nine and twelve month periods, respectively. The three and nine month increases are due to higher fuel cost recoveries through the EAC, which are included in fuel for production, and a higher average fuel cost. The nine month increase was partially offset by a decrease in the amount of Kwh generation. The Duane Arnold Energy Center (DAEC), Utilities' nuclear generating facility, was down from late February 1995 through late April 1995 for a scheduled refueling outage. There was no such refueling outage in 1994. The twelve month decrease is primarily due to lower fuel cost recoveries through the EAC and a decrease in the amount of Kwh generation, partially offset by a higher average fuel cost.

      Purchased power increased $2.6 million, $5.3 million and $4.2 million during the three, nine and twelve month periods, respectively. The increase for all three periods is due to increased energy purchases, resulting from the increased sales and the decrease in generation, which were partially offset by lower capacity costs.

       Gas purchased for resale increased or (decreased) $2.6 million, ($9.9) million and ($19.5) million during the three, nine and twelve month periods, respectively. The three month increase is primarily due to higher PGA collections. The nine and twelve month decreases were primarily due to lower sales to consumers and lower natural gas prices.

      Other operating expenses increased $1.2 million, $6.3 million and $7.3 million during the three, nine and twelve month periods, respectively. Increases in labor and benefits costs and costs relating to a project to review and redesign Utilities' business processes contributed to the increases for all three periods. Higher former manufactured gas plant
(FMGP) clean-up costs and information technology costs also contributed to the increases for the nine and twelve month periods. The increases for all three periods were partially offset by lower insurance costs.

        Maintenance expenses increased or (decreased) $0.3 million, ($1.6) million and $1.7 million during the three, nine and twelve month periods, respectively. The nine month decrease is due to lower non-labor costs at the DAEC, partially offset by higher labor costs. The twelve month increase is primarily due to increased labor costs, partially offset by lower non-labor costs at Utilities' generating stations.

      Depreciation and amortization increased $0.4 million, $3.4 million and $5.2 million during the three, nine and twelve month periods primarily because of increases in utility plant in service. Such increases were partially offset by lower depreciation rates implemented during the third quarter of 1995 as a result of the IUB price reduction order. Depreciation and amortization expenses for all periods include a provision for decommissioning the DAEC, which is collected through rates. The annual recovery level was increased to $6.0 million as a result of Utilities' recent electric rate case. Previously, the annual amount allowed to be collected through rates was $5.5 million.

      The staff of the United States Securities and Exchange Commission (SEC) has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board
(FASB) has agreed to review the accounting for removal costs, including decommissioning. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase, (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense. If such changes are required, Utilities believes that there would not be an adverse effect on its financial position or results of operations based on current rate making practices; the Company cannot predict future rate making practices.

      Taxes other than income taxes increased $1.7 million, $3.4 million and $3.3 million during the three, nine and twelve month periods, respectively. Increases during all periods are primarily the result of higher property taxes due to increases in assessed property values.

                  INTEREST EXPENSE AND OTHER

     Interest expense increased $1.0 million, $2.4 million and $2.3 million during the three, nine and twelve month periods, respectively. The increases for all three periods are primarily due to an increase in the average amount of short-term debt outstanding and interest related to Utilities' rate reserve.

      Income taxes increased $4.3 million, $0.3 million and $0.4 million during the three, nine and twelve month periods, respectively. For each period, income tax expense increased because of a higher effective tax rate resulting from:
1) effect of property related temporary differences for which deferred income taxes have not been provided under current rate making principles, which are now becoming payable and are being recovered from ratepayers, and 2) effect of prior period audit adjustments recorded during the current period. A decrease in pre-tax income partially offset these effects during the nine and twelve month periods.

                LIQUIDITY AND CAPITAL RESOURCES

       The Company's capital requirements are primarily attributable to Utilities' construction programs, debt maturities and sinking fund requirements. The Company's pre-tax ratio of earnings to fixed charges was 3.20 and 3.51 for the twelve months ended September 30, 1995 and September 30, 1994, respectively. Cash flows from operating activities for the twelve months ending September 30, 1995, were $182 million.

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

      The IUB has adopted rules which require Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues annually for energy efficiency programs. Energy efficiency costs in excess of the amount in the most recent electric and gas rate cases are being recorded as regulatory assets by Utilities. At September 30, 1995, Utilities had $46 million of such costs recorded as regulatory assets. On June 1, 1995, Utilities began its recovery of those costs incurred through 1993. See Note 2(c) of the Notes to Consolidated Financial Statements for a further discussion.

             CONSTRUCTION AND ACQUISITION PROGRAM

       The Company's construction and acquisition program anticipates expenditures of approximately $163 million for 1995, of which approximately 32% represents expenditures for electric transmission and distribution facilities, 23% represents fossil-fueled generation expenditures, 15% represents expenditures for steam distribution plant and 9% represents nuclear generation expenditures. The remaining 21% represents miscellaneous electric, gas and general expenditures. In addition to the $163 million, Utilities anticipated expenditures of $13 million in connection with mandated energy efficiency programs. Substantial commitments have been made in connection with all such expenditures. The Company had construction and acquisition expenditures of approximately $92 million for the nine months ended September 30, 1995. Utilities has revised its construction and acquisition program, decreasing its anticipated 1995 expenditures of $163 million by approximately $20 million.

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

                      LONG-TERM FINANCING

     Other than Utilities' periodic sinking fund requirements, which Utilities intends to meet by pledging additional property, approximately $74 million of long-term debt will mature prior to December 31, 1999 (excluding the Series X which was repaid at maturity in October 1995). The Company intends to refinance the majority of the debt maturities with long-term securities.

     In October 1995, Utilities repaid at maturity $50 million of Series X, 9.42% First Mortgage Bonds, by issuing additional commercial paper. Utilities expects to replace the commercial paper with other long-term securities during the fourth quarter of 1995. Effective with the maturity of the Series X bonds, retained earnings are no longer restricted as to the payment of cash dividends.

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

      The Indentures pursuant to which Utilities issues First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property and contain covenants which restrict the amount of additional bonds which may be issued. At September 30, 1995, such restrictions would have allowed Utilities to issue at least $258 million of additional First Mortgage Bonds. Utilities has received authority from the FERC to issue $250 million of long-term debt, of which $50 million was used in March 1995 to issue Collateral Trust Bonds. Utilities has filed a registration statement with the SEC with respect to $250 million of long-term debt; the registration statement has not yet become effective.

      The Articles of Incorporation of Utilities authorize and limit the aggregate amount of additional shares of Cumulative Preference Stock and Cumulative Preferred Stock that may be issued. At September 30, 1995, Utilities could have issued an additional 700,000 shares of Cumulative Preference Stock and 100,000 additional shares of Cumulative Preferred Stock.

     The Company's capitalization ratios at September 30, were as follows:


                           1995           1994

     Long-term debt         47%            47%
     Preferred stock         2              2
     Common equity          51             51
                           100%           100%

                The   1995   and  1994  ratios   include
        $65 million and $50 million, respectively, of long-term debt due in less than one year because it was the Company's intention to refinance the debt with long-term securities.



                     SHORT-TERM FINANCING

      For interim financing, Utilities is authorized by the FERC to issue, through 1996, up to $200 million of short-term notes. In addition to providing for ongoing working capital needs, this availability of short-term financing provides Utilities flexibility in the issuance of long-term securities. At September 30, 1995, Utilities had outstanding short-term borrowings of $58.8 million, including $9.8 million of notes payable to associated companies.

     Utilities has an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At September 30, 1995, Utilities had sold $65 million under the agreement.

      At September 30, 1995, the Company had bank lines of credit aggregating $91.1 million, of which $49 million was being used to support commercial paper (weighted average interest rate of 5.80%) and $11.1 million to support certain pollution control obligations. In October 1995, Utilities increased its bank lines of credit by $30 million in order to finance the redemption of the Series X bonds. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At September 30, 1995, there were no borrowings outstanding under this facility.

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

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $32 million (including $4.5 million as current liabilities) at September 30, 1995. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages or has not started. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known. Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with several of the sites for which remediation has been completed.

      Utilities has begun pursuing coverage for investigation, mitigation, prevention, remediation and monitoring costs from its insurance carriers and is investigating the potential for third party cost sharing for FMGP investigation and clean-up costs. The amount of shared costs, if any, cannot be reasonably determined and, accordingly, no potential sharing has been recorded at September 30, 1995. Regulatory assets of approximately $32 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

      The Clean Air Act Amendments of 1990 (Act) requires emission reductions of sulfur dioxide and nitrogen oxides to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act will be implemented in two phases with Phase I affecting two of Utilities' units beginning in 1995 and Phase II affecting all units beginning in the year 2000. Utilities has completed the modifications necessary to meet the Phase I requirements and has installed continuous emission monitors on all affected units as required by the Act.

     Utilities expects to meet the requirements of Phase II by switching to lower sulfur fuels and through capital expenditures primarily related to fuel burning equipment and boiler modifications. Utilities estimates capital expenditures of approximately $22.5 million, including $4.4 million in 1995, in order to meet the requirements of the Act.

      In January 1995, Utilities received an Administrative Compliance Order (ACO) from the United States Environmental Protection Agency (EPA) alleging noncompliance with, and requiring Utilities to satisfy, certain monitoring, reporting, and recordkeeping requirements of the Acid Rain Program at its Phase II units. Utilities and the EPA resolved the allegations in a Consent Agreement and Consent Order, dated August 23, 1995, which required Utilities to pay a penalty of $25,630 and to perform a Supplemental Environmental Project, surrendering 589 sulfur dioxide allowances, valued at $76,570. (This Supplemental Environmental Project was undertaken in connection with the settlement of an enforcement action taken by the EPA for violations of Section 412 of the CAA, 42 U.S.C. 7651k.)

     The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases and, for the DAEC, averages $1.4 million annually through 2007, of which Utilities' 70% share is $1.0 million. Utilities is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. Utilities' 70% share of the future assessment, $11.7 million payable through 2007, has been recorded as a liability in the Consolidated Balance Sheets, including $0.8 million included in "Current liabilities - Environmental liabilities," with a related regulatory asset for the unrecovered amount.

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

      The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that each state must take responsibility for the storage of low-level radioactive waste produced within its
borders.   The State of Iowa has joined the Midwest Interstate
Low-Level Radioactive Waste Compact Commission (Compact), which is planning a storage facility to be located in Ohio to
store waste generated by the Compact's six member states.   At
September   30,   1995,  Utilities  has   prepaid   costs   of
approximately $1 million to the Compact for the building of such a facility. Currently, Utilities is storing its low-level radioactive waste generated at the DAEC on-site until new disposal arrangements are finalized among the Compact members. A Compact disposal facility is anticipated to be in operation in approximately ten years after approval of new enabling legislation by the member states. Such legislation is expected to be considered by the member states in 1996. On-
site   storage  capability  currently  exists  for   low-level
radioactive waste expected to be generated until the Compact facility is able to accept waste materials. In addition, the Barnwell, South Carolina disposal facility has temporarily reopened and Utilities intends to ship to Barnwell the majority of the low-level radioactive waste it has accumulated on-site, as well as waste it produces in the future as long as the Barnwell site remains open, thereby minimizing the amount of waste stored on-site.

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

                         OTHER MATTERS

      The National Energy Policy Act of 1992 addresses several matters designed to promote competition in the electric wholesale power generation market, including mandated open access to the electric transmission system. On March 29, 1995, the FERC issued a Notice of Proposed Rulemaking pursuant to which FERC proposes to promote competition in the electric utility industry by requiring that each transmission owning utility must 1) implement non-discriminatory tariffs allowing open access to that utility's transmission facilities by wholesale buyers and sellers of electricity and 2) charge itself the same price for transmission and ancillary services as it charges third parties under the tariffs. Utilities filed conforming pro-forma open access transmission tariffs with the FERC on July 24, 1995. The tariffs were accepted by the FERC and became effective October 1, 1995. The geographic position of Utilities' transmission system could provide revenue opportunities in the open access environment. FERC would allow for recovery of certain stranded costs (i.e. assets the costs of which could be rendered otherwise unrecoverable as the result of open access) in connection with wholesale transmission. The Company cannot predict the final regulations that may be adopted.

     The IUB initiated a Notice of Inquiry (Docket No. NOI-95-
1) in early 1995 on the subject of "Emerging Competition in the Electric Utility Industry." A one-day roundtable discussion was held to address all forms of competition in the electric utility industry and to assist the IUB in gathering information and perspectives on electric competition from all persons or entities with an interest or stake in the issues. Such discussions are not expected to produce any specific action by the IUB in the near future. The IUB has scheduled additional discussions for December 1995.

      The Company cannot predict the long-term consequences of these competitive issues on its results of operations or financial condition. The Company's strategy for dealing with these emerging issues includes seeking growth opportunities, continuing to offer quality customer service, ongoing cost reductions and productivity enhancements. The Company has initiated a major project to review and redesign its business processes with the primary goals being reduced operating costs, increased efficiency and enhanced customer service.

      In March 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement, among other things, defines the criteria for valuing regulatory assets. The Company does not expect the amount of regulatory assets recorded in the Consolidated Balance Sheets to be affected. The Company expects to adopt this standard on January 1, 1996, and does not expect that adoption will have any current impact on the financial position or results of operations of the Company.

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

None.

Item 3.  Default Upon Senior Securities.

None.

Item 4.  Results of Votes of Security Holders.

None.

Item 5.  Other Information.

(a) The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securitites and Exchange Commission as follows:

       For the twelve months ended:

        September 30, 1995     3.00
        December 31, 1994      3.18
        December 31, 1993      3.41
        December 31, 1992      2.49
        December 31, 1991      2.64
        December 31, 1990      2.65

(b)  The Company has eliminated the officer position of Senior
     Vice President, Finance. Therefore, Dr. Robert J. Latham is no longer with the Company.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits -

     4(a) Sixty-first  Supplemental  Indenture,  dated  as  of
          March 1, 1995, supplementing Utilities' Indenture of Mortgage and Deed of Trust, dated August 1, 1940. (Filed as Exhibit 4(a) to the Company's Form 10-Q for the quarter ended March 31, 1995).

     4(b) Third  Supplemental Indenture, dated as of March  1,
          1995, supplementing Utilities' Indenture of Mortgage and Deed of Trust, dated September 1, 1993. (Filed as Exhibit 4(b) to the Company's Form 10-Q for the quarter ended March 31, 1995).

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



                                   IES UTILITIES INC.
                                      (Registrant)




Date  November 9, 1995             By /s/       Blake O. Fisher, Jr.
                                                    (Signature)
                                                Blake O. Fisher, Jr.
                                       President, Chief Operating Officer &
                                              Chief Financial Officer




                                   By /s/       Richard A. Gabbianelli
                                                      (Signature)
                                                Richard A. Gabbianelli
                                         Controller & Chief Accounting Officer