Form 10-K405
period 1995-12-31
IES UTILITIES INC
filed 1996-03-08
CIK 52485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                                    OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from      to

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

Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of each exchange on
     Title of each class                              which registered

7-7/8% Quarterly Debt Capital Securities
(Subordinated Deferrable Interest Debentures)     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Cumulative Preferred Stock                      Par Value $50 per share 4.80%
                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                ---  ---

Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     X
                                                 ---

The aggregate market value of the registrant's voting stock held by non-affiliates, as of January 31, 1996 was $0.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of January 31, 1996.

           Common Stock, $2.50 par value -  13,370,788 shares

                                 PART I

Item 1.  Business

      IES Utilities Inc. (the Company) is a wholly-owned subsidiary of IES Industries Inc. (Industries). The Company is primarily a public utility operating company engaged in providing electric energy, natural gas and, to a limited extent, steam used for industrial and heating purposes, in the State of Iowa. The Company provides service to approximately 333,000 electric and 174,000 natural gas retail customers as well as 30 resale customers in more than 550 Iowa communities.

     The Company's only wholly-owned subsidiary as of December 31, 1995, was IES Ventures Inc. (Ventures), which is a holding company for unregulated investments. Ventures' wholly-owned subsidiary at December 31, 1995, was IES Midland Development Inc. (Midland), which owns and operates a landfill in Ottumwa, Iowa. Ventures also has a 35% equity investment in Aqua Ventures L.C., which is an aquaculture facility formed to raise fish for human consumption.

      The Company's sales of electricity (in Kwh), excluding off-system sales, increased 5.3%, 4.3% and 24.9%, during the years 1995-1993, respectively. The 1995 increase was significantly affected by warmer than normal weather during the summer months. The 1993 increase was attributable to the acquisition of the Iowa retail service territory from Union Electric Company (UE) on December 31, 1992, and a return to more normal weather conditions. Total gas delivered by the Company, including transported volumes, increased or (decreased) 4.8%, (2.7%) and 5.3% during the years 1995-1993, respectively.

      There are seasonal variations in the Company's electric and gas businesses, which are principally related to the use of energy for air conditioning and heating. In 1995, 42.1% of the Company's electric revenues were earned in June through September, reflecting the use of electricity for cooling, and 67.6% of the Company's gas revenues were earned in the months of January - March, November and December, reflecting the use of gas for heating.

      The approximate percentages of the Company's revenue and operating income derived from the sale of electricity and gas during the years 1995-1993 are as follows:

                         1995        1994         1993
Revenues:
      Electric            79%         78%          77%
      Gas                 19          20           22

Operating income:
      Electric            92%         93%          90%
      Gas                  6           6           10


       The relationships between the electric and gas percentages presented above are influenced by changes in energy sales, timing of price proceedings and changes in the costs of fuel or purchased gas billed to customers through related adjustment clauses.

      For additional information concerning electric and gas operations, see Item 1. "Other Information Relating to the Company", Item 7. "Management's Discussion and Analysis of the Results of Operations and Financial Condition" and the Electric and Gas Operating Comparisons.

      Refer to Note 13 of the Notes to Consolidated Financial Statements for a further discussion of the Company's segments of business.

Other Information Relating to the Company

      PROPOSED  MERGER  OF INDUSTRIES.  Industries, WPL  Holdings,  Inc.
(WPLH) and Interstate Power Company (IPC) have entered into an Agreement and Plan of Merger (Merger Agreement), dated November 10, 1995 (the Proposed Merger). The new holding company will be named Interstate Energy Corporation (Interstate Energy) and Industries will cease to exist. The Proposed Merger, which will be accounted for as a pooling of interests, has been approved by the respective Boards of Directors. It is still subject to approval by the shareholders of each company as well as several federal and state regulatory agencies. The companies expect to receive the shareholder approvals in the second quarter of 1996 and the regulatory approvals by the second quarter of 1997.

      The Merger Agreement contains certain covenants of the parties pending the consummation of the Proposed Merger. Generally, the parties and their subsidiaries, including the Company, must carry on their businesses in the ordinary course consistent with past practice, may not increase dividends on common stock in excess of current levels in the case of Industries and IPC, and beyond a specific limit in the case of WPLH, and may not issue any capital stock beyond certain limits. The Merger Agreement also contains certain restrictions on, among other things, charter and bylaw amendments, acquisitions, capital expenditures, dispositions, incurrence of indebtedness, certain increases in employee compensation and benefits and affiliate transactions. The Company does not expect these restrictions to materially impact its ongoing operations.

      Interstate Energy will be the parent of the Company, Wisconsin Power and Light Company (WP&L), a wholly-owned subsidiary of WPLH, and IPC and will be registered under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The Merger Agreement provides that these operating utility companies will continue to operate as separate entities for a minimum of three years beyond the effective date of the merger. In addition, the non-utility operations of Industries and WPLH will be combined shortly after the effective date of the merger under one entity to manage the diversified operations of Interstate Energy.

      The 1935 Act imposes restrictions on the operations of registered holding companies. Among these are requirements that securities issuances, and sales and acquisitions of utility assets, securities of utility and other companies and any other interests in any business be approved by the SEC. The 1935 Act also limits the ability of registered holding companies to engage in non-utility ventures and regulates holding company service companies and the rendering of services by holding company affiliates to the affiliated utilities. The Company believes the benefits of the Proposed Merger far outweigh the effects of such 1935 Act regulation.

      In addition, the SEC historically has interpreted the 1935 Act to preclude registered holding companies, with limited exceptions, from owning both electric and gas utility systems. Although the SEC has recently recommended that registered holding companies be allowed to hold both gas and electric utility operations if the affected states agree, it remains possible that the SEC may require as a condition to its approval of the Proposed Merger that Industries, WPLH and IPC divest their gas utility properties, and possibly certain non-utility ventures of Industries and WPLH, within a reasonable time after the effective date of the Proposed Merger. The Company believes there are strong policy reasons and prior SEC decisions which support the retention of existing gas utility properties and non-utility ventures.

      Legislation to repeal the 1935 Act was introduced in Congress in 1995 and is pending. No assurance can be given as to when or if such legislation will be considered or enacted. The Staff of the SEC has also recommended that the SEC "permit combination systems by registered holding companies if the affected states concur," and the SEC has proposed rules that would relax current restrictions on investment by registered holding companies in certain "energy related," non-utility businesses. The Company cannot predict the outcome of these legislative and regulatory proposals.

      See Note 2 of the Notes to Consolidated Financial Statements for a further discussion of the Proposed Merger.

      CONSTRUCTION AND ACQUISITION PROGRAM AND FINANCING. The capital requirements, including $2.8 million of sinking funds that may be met by pledging additional utility property, for the period 1996-2000 are estimated at $1.0 billion and are summarized as follows:

                                 Capital Requirements
                             1996       1997       1998       1999       2000
                                       (in thousands)
Construction and
  acquisition expenditures -
    Electric:
      Generation         $  38,753  $  54,244  $  60,952  $  57,185  $  38,166
      Transmission          34,730     32,975     33,858     32,370     22,968
      Distribution          34,322     47,925     45,370     43,163     46,419
      Other                  8,760      8,926      9,127      9,335      9,548
    Gas                      9,609      8,310      7,549      9,334      9,682
    Steam                   10,992      1,250      1,039        405        645
    Information
      technology            22,109     25,432     11,824      3,365      3,470
    Other                    5,042      5,900      6,093      6,289      6,492
Total construction and
   acquisition
     expenditures          164,317    184,962    175,812    161,446    137,390
Energy efficiency
  expenditures              13,263     14,325     15,221     14,439     13,235
Long-term debt maturities
  and sinking funds         15,770      8,690        690     50,690     67,246
Total capital
  requirements           $ 193,350  $ 207,977  $ 191,723  $ 226,575  $ 217,871

      The Company intends to refinance the majority of the debt maturities with long-term securities.

      Approximately 30% of the Company's construction expenditures are related to generation. Of this amount, approximately 83% represents capacity expansions and other improvements at fossil generating stations and 17% represents modifications and improvements at the Company's nuclear generating station, the Duane Arnold Energy Center (DAEC).

      The 1998-2000 construction and acquisition expenditures in the preceding table could be revised significantly upon the consummation of the Proposed Merger.

      For a discussion regarding the Company's assumptions in financing future capital requirements, see the "Liquidity and Capital Resources" section of Item 7. "Management's Discussion and Analysis of the Results of Operations and Financial Condition."

     REGULATION. The Company operates pursuant to the laws of the State of Iowa and is thereby subject to the jurisdiction of the Iowa Utilities Board (IUB). The IUB has authority to regulate rates and standards of service, to prescribe accounting requirements and to approve the location and construction of electric generating facilities having a capacity in excess of 25,000 Kw. The IUB is comprised of three
Commissioners appointed by the Governor and ratified by the State Senate. Requests for price relief are based on historical test periods, adjusted for certain known and measurable changes. The IUB must decide on requests for price relief within 10 months of the date of the application for which relief is filed or the interim prices granted become permanent. Interim prices, if allowed, are permitted to become effective, subject to refund, no later than 90 days after the price increase application is filed.

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

      The Company is subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) with respect to wholesale electric sales and the issuance of securities. Revenues derived from the Company's wholesale and off-system sales amounted to 6.3%, 6.9% and 9.0% of electric revenues for 1995-1993, respectively. The Company's consolidated subsidiaries are not subject to regulation by the IUB or the FERC.

      EMPLOYEES. At December 31, 1995, the Company had a total of 2,204 regular full-time employees, of which an aggregate of 1,152 employees were subject to 6 collective bargaining arrangements (824 of these employees were part of one arrangement).

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

      At December 31, 1995, the Company had recorded $46.4 million of environmental liabilities, which, pursuant to generally accepted accounting principles, represents either the best current estimate or the minimum amount of the estimated range of such costs which the Company expects to incur, depending on the information known for each site. These estimates are subject to continuing review and actual costs could ultimately exceed the recorded amounts.

      The Clean Air Act Amendments Act of 1990 (Act) calls for significant reductions in sulfur dioxide and nitrogen oxide air emissions. The majority of such reductions will be required from utilities in the United States. It is anticipated that any costs incurred by the Company will be recovered from its ratepayers under current regulatory principles. Refer to Notes 11(a) and 11(g) of the Notes to Consolidated Financial Statements for additional information regarding the Company's expected expenditures.

      The acid rain program under the Act also creates sulfur dioxide allowances. An allowance is defined as an authorization for an owner to emit one ton of sulfur dioxide into the atmosphere. Currently, the Company receives a sufficient number of allowances annually to offset its emissions of sulfur dioxide from its Phase I units. It is anticipated that in the year 2000, when the Phase II units participate in the allowance program, the Company may have an insufficient number of allowances annually to offset its estimated emissions and may have to purchase additional allowances, or make modifications to the plants or limit operations to reduce emissions. The Company is reviewing its options to ensure that it will have sufficient allowances to offset its emissions in the year 2000 and thereafter. The Company believes that the potential cost of ensuring sufficient allowances will not have a material adverse effect on its financial position or results of operations.

     In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling methods, suggests that the Cedar Rapids area could be classified as "nonattainment" for the National Ambient Air Quality Standard (NAAQS) established for sulfur dioxide. The worst-case modeling study suggests that two of the Company's generating facilities contribute to the modeled exceedences and recommends that additional monitors be located near the Company's sources to assess actual ambient air quality. In the event that the Company's facilities contribute excessive emissions, the Company would be required to reduce emissions, which would primarily entail capital expenditures for modifications to the facilities. The Company is currently reviewing EPA's assumptions and modeling results and is proposing a strategy to voluntarily reduce the excessive emissions through modification of its facilities at a potential capital cost of up to $10 million over the next four years.

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

     The Company is investigating the possibility of insurance and third party cost sharing for FMGP clean-up costs. The amount of shared costs, if any, cannot be reasonably determined and, accordingly, no potential sharing has been recorded at December 31, 1995. Considering the rate treatment allowed by the IUB, management believes that the clean-up costs incurred by the Company for these FMGP sites will not have a material adverse effect on its financial position or results of operations. Refer to Note 11(f) of the Notes to Consolidated Financial Statements for more information.

     The Nuclear Waste Policy Act of 1982 assigned responsibility to the U.S. Department of Energy (DOE) to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. The Company entered into such a contract and has made the agreed payments to DOE. The DOE, however, has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010 with the possibility of further delay being likely. The Company has been storing spent nuclear fuel on-site since plant operations began in 1974 and has current on-site capability to store spent fuel until 2002. The Company is aggressively reviewing options for additional spent nuclear fuel storage capability, including expanding on-site storage and supporting legislation currently before the U.S. Congress, to resolve the lack of progress by the DOE.

      The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The State of Iowa has joined the Midwest Interstate Low-Level Radioactive Waste Compact Commission (Compact), which is planning a storage facility to be located in Ohio to store waste generated by the Compact's six member states. At December 31, 1995, the Company has prepaid costs of approximately
$1.1  million  to the Compact  for the building of such a  facility.   A
Compact  disposal  facility  is  anticipated  to  be  in  operation   in
approximately ten years after approval of new enabling legislation by the member states. Such legislation is expected to be considered by the member states in 1996. On-site storage capability currently exists for low-level radioactive waste expected to be generated until the Compact facility is able to accept waste materials. In addition, the Barnwell, South Carolina disposal facility has reopened for an indefinite time period and the Company is in the process of shipping to Barnwell the majority of the low-level radioactive waste it has accumulated on-site, and intends to ship the waste it produces in the future as long as the Barnwell site remains open, thereby minimizing the amount of waste stored on-site.

      The Company was notified in 1986 that it was designated by the EPA as a PRP (there are 832 in total) for the investigation and cleanup of the Maxey Flats Nuclear Disposal site at Morehead, Kentucky. The EPA notice encouraged all PRPs to undertake voluntary clean up activities at the site. A Steering Committee was organized and the Company is participating in its activities. The Steering Committee has reached settlement of the issues with the EPA, the State of Kentucky and deminimis parties. Consent Decrees have been submitted to the court for approval. Upon approval by the court, the Company's share of the costs is estimated at $300,000, which is included in the $46.4 million of environmental liabilities the Company has recorded at December 31, 1995.

     The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of increased public, governmental, industry and media attention. A considerable amount of scientific research has been conducted on this topic without definitive results. Research is continuing in order to resolve scientific uncertainties. The Company cannot predict the outcome of this research.

      Refer to Note 11 of the Notes to Consolidated Financial Statements and Item 7. "Management's Discussion and Analysis of the Results of Operations and Financial Condition" for further discussion of environmental matters.

      RATE  MATTERS.   Refer  to  Note 3 of the  Notes  to  Consolidated
Financial Statements for a discussion of the Company's rate matters.

      ELECTRIC OPERATIONS. The Company's net peak load (60 minutes integrated) of 1,824,100 kilowatts occurred on July 12, 1995, and represented a new energy peak demand record. At the time of the peak load, no interruptible customers were interrupted. The Company' additional reserve obligation at the time of the peak was 256,215 kilowatts and the net capability of the Company's generating stations was 1,873,300 kilowatts, with an additional 207,100 kilowatts being available under purchase contracts, thereby providing an aggregate capability of 2,080,400 kilowatts.

     The Company projects an electric sales growth rate of approximately 2 to 3 percent per year over the next decade, which will be met by a mix of its existing generation, capacity purchases and new construction. The construction activities will be undertaken in a fashion that best meets the needs of individual customers and the system as a whole. See
Note 11(b) of the Notes to Consolidated Financial Statements for a discussion of the Company's firm contracts for the purchase of capacity.

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

      The Company maintains and operates transmission and substation facilities connecting with its high voltage transmission systems pursuant to a non-cancelable operating agreement (the Operating Agreement) with Central Iowa Power Cooperative (CIPCO). The Operating Agreement, which will terminate on December 31, 2035, provides for the joint use of certain transmission facilities of the Company and CIPCO.

      Upon consummation of the Proposed Merger, the Company expects to realize reduced electric production costs through the joint dispatch of systems and increased marketing opportunities in the wholesale and interchange markets through electric interconnections with other utilities.

      For comments relating to agreements between the Company and its partners for the joint ownership of the DAEC, the Ottumwa Generating Station (OGS), and Neal Unit No. 3, see Item 2. "Properties" and Note 12 of the Notes to Consolidated Financial Statements.

      FUEL  SUPPLY.   The  following table details the  sources  of  the
electricity sold by the Company during 1995 and expected sources for the following three years:


                            Actual     /------------ Expected ------------/
                             1995           1996       1997       1998

Fossil, primarily coal        51%            57%        62%        62%
Nuclear                       23             25         26         22
Purchases                     26             18         12         16
                             100%           100%       100%       100%


      The Company is currently on an eighteen-month cycle for nuclear refueling outages and the above percentages assume outages will occur during both 1996 and 1998. There was also a refueling outage in 1995. The increase in the expected fossil percentages from the 1995 actual is primarily a function of lower projected fuel costs for 1996-1998 and anticipated increases in the availability and efficiency of its fossil generating stations due to improvements made at certain stations in recent years.

     The Company's primary fuel source is coal and the generation mix is influenced directly by refueling outages at the DAEC. The average cost of fuel used for generation by the Company for the years 1995-1993 is presented below:

                                    1995       1994       1993

Average cost of fuel:

    Nuclear, per million Btu's     $ .76      $ .67      $ .60
    Coal, per million Btu's          .97        .97        .97
    Average for all fuels,
      per million Btu's              .95        .89        .90


     The increases in the average cost of nuclear fuel are the result of compounded interest charges on uranium acquired during the mid-1980's. The Company expects to use the last of this uranium during the 1996 refueling outage. The Company has entered into an new contract to meet its nuclear fuel needs beyond 1996 and the average cost of such fuel is expected to be significantly lower than that under the current contract.

     The following table summarizes the Company's minimum coal contract commitments at December 31, 1995:


                  Average
                   Annual                         Maximum estimated base price
                  Quantity  Termination  Sulfur     per ton of coal delivered
                   (Tons)       Date     Content     1996      1997      1998
Cordero
  Mining Co.
    (OGS) (1)      774,450    12/31/01     0.6%   $  18.32  $  18.86  $  19.40

Koch Carbon Inc.
  (Sutherland)     100,000    12/31/99     6.2%   $  19.51  $  19.77  $  20.07

Powder River
  Coal Co.
    (OGS or
     BGS) (2)    1,200,000    12/31/97     0.4%   $  15.57  $  16.04  $   N/A

Thunder Basin
  (Sutherland)     320,000    12/31/96     0.3%   $  13.95  $   N/A   $   N/A

Caballo Rojo
  (BGS) (3)        200,000    12/31/96     0.3%   $  15.18  $   N/A   $   N/A

Caballo Rojo
  (Prairie Creek or
   Sixth Street)
   (3)             640,000    12/31/96     0.3%   $  16.56  $   N/A   $   N/A

Franklin Coal
  Sales Co.
    (OGS)          262,500     9/30/97     0.5%   $  12.60  $  12.68  $   N/A


    (1) Cost under the contract is comprised of base contract prices plus specifically contracted periodic adjustments for increases in certain specific costs of producing the coal. The effect of such adjustments to the base contract prices of future coal cannot currently be predicted with any certainty.

    (2) The contract covers 1,200,000 annual tons delivered to either the OGS or the Burlington Generating Station (BGS).
          The prices listed in the table are for BGS. The OGS prices are $12.80 and $13.19 per ton for 1996 and 1997, respectively. The Company anticipates that approximately 65 to 70 percent of the total 1,200,000 annual tons will be delivered to OGS during 1996 and 1997.

    (3)   The contract contains an option for a 1 year extension.


      During 1995, the Company purchased a total of 3,728,000 tons of coal for its generating plants. At December 31, 1995, the Company had a weighted average of 63 days' usage of coal inventory at its principal generating stations.

     The Company estimates that its existing coal fired generating units will require approximately 13,531,000 tons of coal to operate during the period 1996-1998. The average annual quantities listed in the preceding table represent the Company's minimum commitments. Many of the contracts contain provisions allowing the Company to purchase additional tons of coal. The Company estimates that it has the capability to purchase over 70% of its 1996-1998 coal requirements under these contracts and will meet the remainder of its requirements from either future contracts or purchases in the spot market. The Company believes that an ample supply of coal is available in the spot market to meet its needs.

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

      A purchase of uranium in the form of UF6 was made in 1995 from NUKEM which completes the Company's requirements for the 1996 refueling. A new six year contract for enrichment services and enriched uranium product was negotiated with the United States Enrichment Corporation
(USEC) which will reduce the Company's enrichment and uranium costs. Fabrication of the nuclear fuel is being performed by General Electric Company for fuel through the 2008 refueling of the DAEC. The Company believes that an ample supply of uranium and enrichment services will be available in the future and intends to purchase such uranium and enrichment services as necessary on the spot market and/or via medium length (less than five years) contracts to supplement its current contracts and meet its generation requirements. See Note 11(f) of the Notes to Consolidated Financial Statements for a discussion of the Company's assessment under the National Energy Policy Act of 1992 for the "Uranium Enrichment Decontamination and Decommissioning Fund," which is based upon prior nuclear fuel purchases.

      Refer to Item 1. "Environmental Matters" for a discussion of nuclear waste disposal issues.

      NUCLEAR REGULATORY COMMISSION (NRC) AND OTHER NUCLEAR MATTERS. As an owner and the operator of a nuclear generating unit at the DAEC, the Company is subject to the jurisdiction of the NRC. The NRC has broad supervisory and regulatory jurisdiction over the construction and operation of nuclear reactors, particularly with regard to public health, safety and environmental considerations. The Company's current NRC license for DAEC expires in 2014.

      The operation and design of nuclear power plants is under constant review by the NRC. The Company has complied with and is currently complying with all NRC requests for data relating to these reviews. The NRC also continues to review and reduce the backlog of general and unresolved safety issues. As a result of such reviews, further changes in operations or modifications of equipment may be required, the cost of which cannot currently be estimated. The Company's anticipated nuclear-related construction expenditures for 1996-2000 are $41 million.

     The DAEC received the highest ratings in its 20-year history in the NRC's recent Systematic Assessment of Licensee Performance (SALP) report by earning the highest score possible (1 on a 3-point scale) in the areas of plant operations, engineering and plant support and a "good" rating (2) in the area of maintenance.

      The Company conducted an inspection during the 1995 refueling outage of the DAEC reactor core internals. This was in response to cracking identified in similar reactors. No cracks were identified and no related repairs were required. The Company continues its efforts to monitor and maintain the reactor core internals.

      The large amount of change in regulations, designs and procedures that occur for a nuclear power plant over a period of time presents a difficult task to ensure that all affected design information documents, procedures and specifications are continually updated. The Company has essentially completed a Configuration Management Plan and a Design Basis Program which is designed to coordinate control of the updating and maintenance of plant documents to ensure regulatory requirements are met. No additional significant expenditures are currently expected in 1996 or thereafter.

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

      The Company currently carries primary property insurance coverage on the DAEC facility of $500 million with Nuclear Mutual Limited (NML). Following the TMI incident, it became apparent to nuclear plant owners that the commercially available property insurance was inadequate considering the cost of decontamination. Consequently, the Company obtained excess property insurance through NEIL. NEIL excess insurance provides an additional $1.4 billion of coverage after losses exceed $500 million. These policies bring the total property coverage to $1.9 billion.

      For information concerning the potential assessment of retroactive premiums relating to the above described public liability, replacement power and excess property insurance coverages, refer to Note 11(e) of the Notes to Consolidated Financial Statements. The NRC established requirements with respect to guaranteeing the ability of owners to make such retroactive payments on the public liability policy. Of the various alternatives available, the Company elected to submit certified financial statements showing that sufficient cash flow could be generated and would be available for payment of the required assessments within a three month period. The maximum of the annual retroactive premiums was approximately $7 million at December 31, 1995.

      Refer to Item 1. "Environmental Matters" for a discussion of nuclear waste disposal issues.

        COMPETITION. As legislative, regulatory, economic and technological changes occur, electric utilities are faced with increasing pressure to become more competitive. Such competitive pressures could result in loss of customers and an incurrence of stranded costs (i.e. the cost of assets which could be rendered otherwise unrecoverable as the result of competitive pricing). To the extent stranded costs cannot be recovered from customers, they would be borne by security holders.

      The National Energy Policy Act of 1992 addresses several matters designed to promote competition in the electric wholesale power generation market, including mandated open access to the electric transmission system. In March 1995, the FERC issued a Notice of Proposed Rulemaking pursuant to which FERC proposes to promote competition in the electric utility industry by requiring that each transmission owning utility must 1) implement non-discriminatory tariffs allowing open access to that utility's transmission facilities by wholesale buyers and sellers of electricity and 2) charge itself the same price for transmission and ancillary services as it charges third parties under the tariffs. The Company filed conforming pro-forma open access transmission tariffs with the FERC on July 24, 1995. The tariffs were accepted by the FERC and became effective October 1, 1995. The geographic position of the Company's transmission system could provide revenue opportunities in the open access environment. FERC's proposal would allow for recovery of certain wholesale stranded costs in connection with wholesale transmission. The Company cannot predict the final regulations that may be adopted.

      The IUB initiated a Notice of Inquiry (Docket No. NOI-95-1) in early 1995 on the subject of "Emerging Competition in the Electric Utility Industry." A one-day roundtable discussion was held to address all forms of competition in the electric utility industry and to assist the IUB in gathering information and perspectives on electric competition from all persons or entities with an interest or stake in the issues. Additional discussions were held in December 1995. The IUB is expected to release a status report on the inquiry in the first quarter of 1996. The IUB has not yet taken a position on these competitive issues.

      The Company is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). If a portion of the Company's operations become no longer subject to the provisions of SFAS 71, a write-down of related regulatory assets would be required, unless some form of transition cost recovery is established by the appropriate regulatory body. The Company believes that it still meets the requirements of SFAS 71. Refer to Note 1(c) of the Notes to Consolidated Financial Statements for a further discussion.

      The Company cannot predict the long-term consequences of these competitive issues on its results of operations or financial condition. The Company's strategy for dealing with these emerging issues includes seeking growth opportunities, continuing to offer quality customer service, ongoing cost reductions and productivity enhancements. In 1995, the Company initiated a program called Process Redesign to examine all of the major business processes of the Company. The goals of Process Redesign include improving customer service and commitment and significantly reducing the Company's cost structure. In 1995, Process Redesign identified many of the changes that the Company should pursue and the Company has begun implementing many of those actions. Implementation will be substantially completed in 1996.

      GAS OPERATIONS. With the advent of FERC Order 636 (Order 636), issued in 1992, the nature of the Company's gas supply portfolio has changed. Order 636, among other things, eliminated the interstate pipelines' obligation to serve and now requires the Company to purchase virtually 100% of its gas supply requirements from non-pipeline suppliers. The Company has enhanced access to competitively priced gas supply and more flexible transportation services as a result of Order
636. However, under Order 636, the Company is required to pay certain transition costs incurred and billed by its pipeline suppliers.

      The Company began paying the transition costs in 1993 and at December 31, 1995, has recorded a liability of $5.0 million for those transition costs that have been incurred, but not yet billed, by the pipelines to date, including $1.9 million expected to be billed through 1996. The Company is currently recovering the transition costs from its customers through its Purchased Gas Adjustment Clauses as such costs are billed by the pipelines. Transition costs, in addition to the recorded liability, that may ultimately be charged to the Company could approximate $7.0 million. The ultimate level of costs to be billed to the Company depends on the pipelines' future filings with the FERC and other future events, including the market price of natural gas. However, the Company believes any transition costs that the FERC would allow the pipelines to collect from the Company would be recovered from its customers, based upon regulatory treatment of these costs currently and similar past costs by the IUB. Accordingly, regulatory assets, in amounts corresponding to the recorded liabilities, have been recorded to reflect the anticipated recovery.

      Contracts with the pipelines subsequent to Order 636 are comprised primarily of firm transportation, firm storage and no-notice service. Firm transportation contracts grant the Company access to firm pipeline capacity which is used to transport gas supplies from non-pipeline suppliers on peak day. Firm storage service allows the Company to purchase gas during off-peak periods and place this gas in an account with the pipelines. When the gas is needed for peak day deliveries, the Company requests and the pipelines deliver the gas back on a firm basis. No-notice service grants the Company the right to take more or less gas than is actually scheduled up to the level of no-notice service. No-notice service takes the form of transportation balancing or storage service depending on the pipeline.

     The Company's portfolio of firm transportation, firm storage and no-notice service from pipelines is as follows:

                                     Firm           Firm
                                Transportation     Storage      No-Notice

   Northern:
     Volume (Dekatherm/day)        142,996        48,218        10,000
     Expiration date              10/31/97       10/31/97      10/31/97

   Natural:
     Volume (Dekatherm/day)         28,605         35,010          -
     Expiration date              11/30/2000      11/30/98         -

   ANR:
     Volume (Dekatherm/day)         60,737         19,180        5,000
     Expiration date              10/31/2003     10/31/2003   10/31/2003


      In addition to firm storage with pipelines, the Company also contracts for firm storage from Llano, Inc. This contract calls for peak day deliveries of 18,667 Dekatherm(Dth)/day and expires May 31, 1997.

      Gas supply is purchased from a variety of non-pipeline suppliers located in the United States and Canada having access to virtually all major natural gas producing regions. For the calendar year 1995, the Company's maximum daily load occurred on January 4, 1995, with total system flow of approximately 270,000 dekatherms, including transported volumes, and total contract availability of approximately 276,000 dekatherms.

      As a result of Order 636, the Company accepted assignment of certain gas supply contracts previously held by Northern. Accepting assignment of these contracts resulted in lower costs to the Company than would have been incurred had Northern bought out the agreements and billed the Company for its share of such costs.

      Contracts assigned to the Company from Northern have maximum delivery requirements of 13,631 Dth, and minimum take requirements of 2,726 Dth. Additional firm gas supply agreements were independently negotiated by the Company with various non-pipeline suppliers. These gas supply agreements have maximum and minimum obligations and will be delivered through gas transmission pipelines as follows:


                               Maximum          Minimum
                           Daily Quantity   Daily Quantity
                             (Dth/day)        (Dth/day)

               Northern       56,681           37,939
               Natural        24,575           19,575
               ANR            28,000           20,000


      These gas supply contracts have expiration dates ranging from five months to six years.

      Rates charged by the Company's suppliers are subject to regulation by the FERC. A purchased gas adjustment clause (PGA) allows the Company to adjust customer rates as a result of changes in the cost of gas purchased. See Note 1(j) of the Notes to Consolidated Financial Statements for discussion of the PGA.



                                   ELECTRIC OPERATING COMPARISON
                                                                                                             FIVE-YEAR
                                                                                                              COMPOUND
                                                                                                               RATE OF
                                     1995         1994         1993         1992         1991         1990     GROWTH (1)
Operating revenue (000's):
  Residential and rural           $ 216,270    $ 199,587    $ 203,870    $ 176,811    $ 188,504    $ 184,662
  General service                    97,496       97,454       99,221       87,202       86,744       83,634
  Large general service             199,840      191,601      184,657      140,496      138,213      134,000
  Street lighting                     8,810        8,521        8,404        7,241        7,118        7,180
    Total from ultimate consumers   522,416      497,163      496,152      411,750      420,579      409,476
  Sales for resale                   17,554       19,195       20,254       18,602       19,745       19,582
  Off-system                         17,802       18,077       29,400       28,304       36,596       31,144
  Other                               2,699        2,892        4,715        4,343        5,658        3,047
                                  $ 560,471    $ 537,327    $ 550,521    $ 462,999    $ 482,578    $ 463,249

Energy sales (000's Kwh):
  Residential and rural           2,680,340    2,484,089    2,518,580    2,146,079    2,362,847    2,248,126        3.6%
  General service                 1,242,373    1,170,923    1,166,072    1,061,444    1,069,956    1,031,167        3.8%
  Large general service           5,283,694    4,990,890    4,581,590    3,320,439    3,174,972    2,981,890       12.1%
  Street lighting                    77,388       77,952       78,004       75,957       79,254       80,276       -0.7%
    Total to ultimate consumers   9,283,795    8,723,854    8,344,246    6,603,919    6,687,029    6,341,459        7.9%
  Sales for resale                  499,719      567,721      561,276      528,752      557,180      538,677       -1.5%
    Sales of electricity to
      customers                   9,783,514    9,291,575    8,905,522    7,132,671    7,244,209    6,880,136        7.3%
  Off-system                      1,086,121    1,137,219    2,068,015    2,275,616    2,738,159    2,282,204      -13.8%
                                 10,869,635   10,428,794   10,973,537    9,408,287    9,982,368    9,162,340        3.5%

Sources of electric energy (000's Kwh):
  Generation:
    Fossil, primarily coal        5,775,002    5,522,966    5,356,930    4,317,154    4,758,720    4,354,697
    Nuclear  (2)                  2,610,979    2,875,867    2,264,507    2,402,501    2,902,768    2,108,100
    Hydro                             7,690        8,205        7,201        7,579        6,547        4,195
                                  8,393,671    8,407,038    7,628,638    6,727,234    7,668,035    6,466,992
    Purchases                     3,012,934    2,646,673    3,949,296    3,322,182    2,994,216    3,282,886
                                 11,406,605   11,053,711   11,577,934   10,049,416   10,662,251    9,749,878

Net capability at time of peak load (Kw):
    Generating capability         1,873,300    1,741,100    1,733,700    1,718,600    1,719,150    1,684,700
    Purchase capability             207,100      280,000      248,000      207,000      227,000      179,000
    Capacity credits (3)                  0            0            0            0            0       18,960
                                  2,080,400    2,021,100    1,981,700    1,925,600    1,946,150    1,882,660        2.0%

    Net peak load (Kw) (4)        1,824,100    1,779,627    1,716,380    1,425,441    1,607,606    1,547,826        3.3%


Number of customers at year-end     333,489      330,405      327,265      325,172      305,663      304,265        1.7%

Revenue per Kwh (excluding
  off-system) in cents                 5.55         5.59         5.85         6.09         6.16         6.28       -2.4%



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


                                                     GAS OPERATING COMPARISON
                                                                                                                    Five-year
                                                                                                                     compound
                                                                                                                     rate of
                                              1995        1994       1993         1992         1991         1990     growth

Operating revenue (000's):
  Residential                             $  84,562   $  82,795   $  90,462   $  78,685    $  74,114    $  66,513
  Commercial                                 40,390      40,912      45,528      39,780       37,613       35,378
  Industrial                                  8,790      12,515      15,593      18,649       17,383       21,500
                                            133,742     136,222     151,583     137,114      129,110      123,391
  Other                                       3,550       2,811       2,735       2,341        1,908        1,884
                                          $ 137,292   $ 139,033   $ 154,318   $ 139,455    $ 131,018    $ 125,275




Energy sales (000's dekatherms):
  Residential                                16,302      15,766      16,971      15,098       15,571       14,315          2.6%
  Commercial                                  9,534       9,298      10,133       8,479        9,389        8,798          1.6%
  Industrial                                  3,098       4,010       4,618       6,175        5,980        6,640        -14.1%
                                             28,934      29,074      31,722      29,752       30,940       29,753         -0.6%
  Industrial - transported volumes           10,871       8,901       7,284       7,283        6,189        6,733         10.1%
    Total volumes delivered                  39,805      37,975      39,006      37,035       37,129       36,486          1.8%




Operating statistics:
  Cost per dekatherm of gas
    purchased for resale                  $    3.13   $    3.31   $    3.49   $    3.36    $    3.10    $    3.23

  Peak daily sendout in dekatherms          269,545     288,352     268,419     254,989      266,344      272,089         -0.2%



Number of customers at year-end             174,470     172,829     170,719     167,813      164,078      161,794          1.5%


Revenue per dekatherm sold
  (excluding transported volumes)              4.62        4.69        4.78        4.61         4.17         4.15          2.2%

Item 2. Properties

      The Company's principal electric generating stations at December 31, 1995, are as follows:

     Name and Location               Major Fuel       Net Kilowatts Accredited
        of Station                      Type           Generating Capability

Duane Arnold Energy Center,
  Palo, Iowa                          Nuclear                      364,000 (1)

Ottumwa Generating Station,
  Ottumwa, Iowa                       Coal            343,440 (2)
Prairie Creek Station,
  Cedar Rapids, Iowa                  Coal            212,500
Sutherland Station,
  Marshalltown, Iowa                  Coal            143,000
Sixth Street Station,
  Cedar Rapids, Iowa                  Coal             71,000
Burlington Generating Station,
  Burlington, Iowa                    Coal            211,800
George Neal Unit 3,
  Sioux City, Iowa                    Coal            144,200 (3)
    Total Coal                                                   1,125,940

Peaking Turbines,
  Marshalltown, Iowa                  Oil             162,500
Centerville Combustion Turbines,
  Centerville, Iowa                   Oil              48,000
  Diesel Stations, all in Iowa        Oil              12,200
    Total Oil                                                      222,700

Grinnell Station,
  Grinnell, Iowa                      Gas              47,200
Agency Street Combustion Turbines,
  West Burlington, Iowa               Gas              63,750
Burlington Combustion Turbines,
  Burlington, Iowa                    Gas              47,400
    Total Gas                                                      158,350

  Total generating capability                                    1,870,990


     (1) Represents the Company's 70% ownership interest in this 520,000 Kw generating station. The plant is operated by the Company.

     (2) Represents the Company's 48% ownership interest in this 715,500 Kw generating station. The plant is operated by the Company.

     (3)  Represents  the  Company's  28%  ownership  interest  in  this
          515,000  Kw  generating  station  which  is  operated  by   an
          unaffiliated utility.


      At December 31, 1995, the transmission lines of the Company, operating from 34,000 to 345,000 volts, approximated 4,409 circuit miles (all located in Iowa). The Company owned 108 transmission substations (all located in Iowa) with a total installed capacity of 8,597.1 MVa and 468 distribution substations (all located in Iowa) with a total installed capacity of 2,593.1 MVa.

      The Company's principal properties are suitable for their intended
use.   The  Company's principal properties are held subject to liens  of indentures relating to its Bonds.

Item 3.  Legal Proceedings

      Reference is made to Notes 3 and 11 of the Notes to Consolidated Financial Statements for a discussion of the Company's rate proceedings and environmental matters, respectively. Also see Item 1. "Business - Environmental Matters" and Item 7. "Management's Discussion and Analysis of the Results of Operations and Financial Condition."

Item 4.  Submission of Matters to a Vote of Security Holders

     None.


                                 PART II

Item   5.    Market  for  the  Registrant's  Common  Stock  and  Related
             Stockholder Matters

      All outstanding common stock of the Company is held by its parent (Industries) and is not traded.

     The dividends declared for the last two years are as follows:

                 Quarter
                                                 Dividends Declared
                                                      (000's)
                  1995
                              First Quarter       $   13,000
                              Second Quarter          10,000
                              Third Quarter           10,000
                              Fourth Quarter          10,000
                                                  $   43,000

                  1994
                              First Quarter       $    7,000
                              Second Quarter          15,000
                              Third Quarter           15,000
                              Fourth Quarter          15,000
                                                  $   52,000


      The Company has the right under the terms of the Subordinated Deferrable Interest Debentures, so long as an Event of Default has not occurred and is not continuing, to extend the interest payment period at any time and from time to time on the Subordinated Deferrable Interest Debentures to a period not exceeding 20 consecutive quarters. If the Company exercises its right to extend the interest payment period, the Company may not, during any such extended interest payment period, declare or pay dividends on, or redeem, purchase or acquire, or make any liquidation payment with respect to, any of its capital stock or make any guarantee payment with respect to the foregoing. The Company does not intend to exercise its right to extend the interest payment period.

Item 6.  Selected Consolidated Financial Data

      The following selected consolidated financial data, in the opinion of the Company, includes adjustments, which are normal and recurring in nature, necessary for the fair presentation of the results of operations and financial position. See Item 7. "Management's Discussion and Analysis of the Results of Operations and Financial Condition" for a discussion of transactions that affect the comparability of the years 1995-1993.

      The  1995  results were affected by the impact of  the  IUB  price reduction order in the Company's recent electric rate case and significantly warmer than normal weather. The 1993 results were affected by the acquisition of the Iowa service territory from Union Electric Company on December 31, 1992.

      The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of the Results of Operations and Financial Condition contained elsewhere in this report.


                                        SELECTED CONSOLIDATED FINANCIAL DATA

                                                           Year Ended December 31
                                                1995         1994         1993         1992         1991
                                                              ($ in thousands)

Operating revenues                        $   709,826  $   685,366  $   713,750  $   610,262  $   621,993

Operating income                              142,265      135,591      143,329      100,361      101,600

Net income                                     59,278       61,210       67,970       45,291       47,563

Net income available for common stock          58,364       60,296       67,056       43,562       45,393

Cash dividends declared on common stock        43,000       52,000       31,300       24,721       45,321

Total assets                                1,708,635    1,645,368    1,546,978    1,440,891    1,304,110

Long-term obligations                         519,991      532,927      535,101      492,149      446,499

Times interest earned before income taxes        3.26         3.39         3.64         2.67         2.93

Capitalization ratios:
   Common equity                                   51%          50%          50%          48%          49%
   Preferred and preference stock                   2            2            2            2            4
   Long-term debt                                  47           48           48           50           47
                                                  100%         100%         100%         100%         100%

Item 7.


                  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The Consolidated Financial Statements include the accounts of IES Utilities Inc. (Utilities) and its consolidated subsidiaries (collectively the Company). Utilities is a wholly-owned subsidiary of IES Industries Inc. (Industries). Utilities' only wholly-owned subsidiary at December 31, 1995 was IES Ventures Inc.

                      PROPOSED MERGER OF INDUSTRIES

      Industries, WPL Holdings, Inc. (WPLH) and Interstate Power Company
(IPC)  have  entered  into  an  Agreement and  Plan  of  Merger  (Merger
Agreement), dated November 10, 1995 (the Proposed Merger). The new holding company will be named Interstate Energy Corporation (Interstate Energy) and Industries will cease to exist. The Proposed Merger, which will be accounted for as a pooling of interests, has been approved by the respective Boards of Directors. It is still subject to approval by the shareholders of each company as well as several federal and state regulatory agencies. The companies expect to receive the shareholder approvals in the second quarter of 1996 and the regulatory approvals by the second quarter of 1997.

       The business of Interstate Energy will consist of utility operations and various non-utility enterprises, and it is expected that its utility subsidiaries will serve more than 870,000 electric customers and 360,000 natural gas customers in Iowa, Illinois, Minnesota and Wisconsin.

      The operating revenues, net income from continuing operations  and total assets of the companies were as follows:
                                                                    PRO FORMA
                                    IES                             COMBINED
                                 INDUSTRIES     WPLH       IPC     (Unaudited)
                                                (in thousands)

1995 operating revenues     $   851,010  $   807,255  $   318,542  $ 1,976,807

1995 net income from
  continuing operations          64,176       71,618       25,198      160,992

Assets at December 31, 1995   1,985,591    1,872,414      634,316    4,492,321


      Under the terms of the Merger Agreement, the outstanding shares of WPLH's common stock will remain unchanged and outstanding as shares of Interstate Energy. Each outstanding share of the Industries' common stock will be converted to .98 shares of Interstate Energy's common stock. Each share of IPC's common stock will be converted to 1.11 shares of Interstate Energy's common stock. It is anticipated that Interstate Energy will retain WPLH's common share dividend payment level as of the effective time of the merger. On January 24, 1996, the Board of Directors of WPLH declared a quarterly dividend of 49.25 cents per share. This represents an equivalent annual rate of $1.97 per share. Under provisions of the Merger Agreement, Industries' annual dividend payment cannot exceed $2.10 per share, the current annual payment level, pending the Proposed Merger.

      Interstate Energy will be the parent company of Utilities, Wisconsin Power and Light Company and IPC and will be registered under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The Merger Agreement provides that these operating utility companies will continue to operate as separate entities for a minimum of three years beyond the effective date of the merger. In addition, the non-utility operations of Industries and WPLH will be combined shortly after the effective date of the merger under one entity to manage the diversified operations of Interstate Energy.

      The SEC historically has interpreted the 1935 Act to preclude registered holding companies, with limited exceptions, from owning both electric and gas utility systems. Although the SEC has recently recommended that registered holding companies be allowed to hold both gas and electric utility operations if the affected states agree, it remains possible that the SEC may require as a condition to its approval of the Proposed Merger that Industries, WPLH and IPC divest their gas utility properties, and possibly certain non-utility ventures of Industries and WPLH, within a reasonable time after the effective date of the Proposed Merger.

      Legislation to repeal the 1935 Act was introduced in Congress in 1995 and is pending. No assurance can be given as to when or if such legislation will be considered or enacted. The Staff of the SEC has also recommended that the SEC "permit combination systems by registered holding companies if the affected states concur," and the SEC has proposed rules that would relax current restrictions on investment by registered holding companies in certain "energy related," non-utility businesses. No prediction can be made as to the outcome of these legislative and regulatory proposals.

      See Note 2 of the Notes to Consolidated Financial Statements for a further discussion of the Proposed Merger.


                          RESULTS OF OPERATIONS

      The following discussion analyzes significant changes in the components of net income available for common stock and financial condition from the prior periods for the Company:

      The Company's net income available for common stock decreased ($1.9) million and ($6.8) million during 1995 and 1994, respectively. The 1995 results reflect the impact of the Iowa Utilities Board (IUB) price reduction order in Utilities' recent electric rate case. The effect of the lower electric prices, including the required refund, reduced the 1995 net income by approximately $9.7 million. (See Note 3(b) of the Notes to Consolidated Financial Statements for a further discussion of the electric rate case). Warmer than normal weather conditions during the summer months and an aggressive cost containment program partially offset the negative effects of the IUB order. The 1994 results were affected by milder than normal weather, particularly during the summer months. The 1993 results reflect fairly normal weather conditions in Utilities' service territory.

      The Company's operating income increased or (decreased) $6.7 million and ($7.7) million during 1995 and 1994, respectively. Reasons for the changes in the results of operations are explained in the following discussion.

Electric  Revenues    Electric  revenues and  Kwh  sales  for  Utilities
increased or (decreased) as compared with the prior year as follows:

                                                    1995       1994
                                                    ($ in millions)

Total electric revenues                           $ 23.1    $ (13.2)
Change in off-system sales revenues                 (0.3)     (11.3)
Electric revenues (excluding off-system sales)    $ 23.4    $  (1.9)

Electric sales (excluding off-system sales):
  Residential and Rural                              7.9%      (1.4%)
  General Service                                     6.1       0.4
  Large General Service                               5.9       8.9
Total                                                 5.3       4.3

      Warmer than normal weather during the summer of 1995 significantly increased sales. Utilities set new usage records several times, culminated by a new energy peak demand record of 1,824 megawatts on July 12, 1995. The 1994 Kwh sales were adversely affected by milder than normal weather, particularly during the summer months. The largest effect of weather each year was on sales to residential and rural customers. Under historically normal weather conditions, total sales (excluding off-system sales) during 1995 and 1994 would have increased 3.6% and 4.8%, respectively. Sales during 1995 also benefited from the effects of Utilities' annual true-up adjustment to unbilled sales. The growth in general service and large general service sales continues to reflect the underlying strength of the economy as industrial expansions in Utilities' service territory continued during 1995.

     Utilities' electric tariffs include energy adjustment clauses (EAC) that are designed to currently recover the costs of fuel and the energy portion of purchased power billings to customers. See Note 1(j) of the Notes to Consolidated Financial Statements for discussion of the EAC.

     The increase in the 1995 electric revenues was primarily due to the increased sales (excluding off-system sales), higher fuel costs collected through the EAC, the unbilled revenue adjustment and the recovery of expenditures for energy efficiency programs pursuant to an IUB order. The effect of the warmer than normal weather increased 1995 electric revenues by approximately $9 million. These items were partially offset by a reduction in revenues of approximately $17 million during 1995 as the result of the IUB price reduction order. Approximately $3.5 million of the price reduction decrease related to revenues collected in the fourth quarter of 1994. See Notes 3(b) and 3(c) of the Notes to Consolidated Financial Statements for a further discussion of the electric rate case and the energy efficiency cost recovery case, respectively.

      The decrease in the 1994 electric revenues was attributable to lower fuel costs collected through the EAC, lower off-system sales to other utilities and the effect of the mix of sales between lower margin industrial customers and higher margin residential and rural customers. Increased total 1994 sales (excluding off-system sales) partially offset the effects of the above items.

Gas Revenues Gas revenues decreased ($1.7) and ($15.3) million during 1995 and 1994, respectively. Utilities' gas sales and transported volumes in therms increased or (decreased) as compared with the prior period as follows:

                           1995            1994

Residential                3.4%            (7.1%)
Commercial                 2.5             (8.2)
Industrial               (22.7)           (13.2)

Sales to consumers        (0.5)            (8.3)

Transported volumes       22.1             22.2

Total                      4.8             (2.7)



      Under historically normal weather conditions, Utilities' gas sales and transported volumes would have increased 3.5% and 0.7% in 1995 and 1994, respectively.

      Utilities'  gas  tariffs include purchased gas adjustment  clauses
(PGA) that are designed to currently recover the cost of gas sold.   See
Note 1(j) of the Notes to Consolidated Financial Statements for discussion of the PGA.

      On August 4, 1995, Utilities applied to the IUB for an annual increase in gas rates of $8.8 million, or 6.2%. An interim increase of $7.1 million became effective October 11, 1995, subject to refund. Utilities, the Office of Consumer Advocate and all three industrial intervenor groups have entered into a settlement agreement, subject to IUB approval, which allows Utilities a $6.3 million annual increase. Utilities expects that the IUB will rule on the settlement agreement no later than the second quarter of 1996.

      Utilities' gas revenues decreased in 1995 primarily because of lower gas costs recovered through the PGA, and was substantially offset by the effects of the interim rate increase, recovery of expenditures for the energy efficiency programs and increased revenues from transported gas volumes. The 1994 revenue decrease was primarily due to lower gas costs recovered through the PGA and, to a lesser extent, the effect of the lower sales.

Other  Revenues   Other revenues increased $3.1 million and $0.1 million
during 1995 and 1994, respectively. The 1995 increase was primarily related to new industrial-use steam customers.

Operating Expenses Fuel for production increased $10.3 million during 1995 due to higher fuel cost recoveries through the EAC, which are included in fuel for production, and a higher average fuel cost. Total 1995 Kwh generation at Utilities' generating stations was flat compared to 1994. The Duane Arnold Energy Center (DAEC), Utilities' nuclear generating facility, generated less Kwhs in 1995 because it was down from late February 1995 to late April 1995 for a scheduled refueling outage. There was no refueling outage in 1994. Increased generation at Utilities' fossil-fueled generating stations, due to the increased sales and the DAEC outage, virtually offset the decreased DAEC generation. Fuel for production decreased ($1.8) million in 1994 largely because of lower average fuel prices and the effect of lower fuel cost recoveries through the EAC. Generation at Utilities' generating stations increased during 1994 primarily because of increased sales and the increased availability of DAEC as there was a scheduled refueling outage in 1993 also.

      Purchased power decreased ($1.9) million and ($24.7) million in 1995 and 1994, respectively. The 1995 decrease was primarily due to lower capacity costs of ($6.6) million, partially offset by higher energy purchases of $4.7 million due to the increased sales to customers and flat generation, as discussed above. The 1994 decrease was caused by lower off-system sales to other utilities, increased generation at Utilities' generating stations and the expiration, in April 1993, of a purchase power agreement with the City of Muscatine.

      Gas purchased for resale decreased ($4.1) million and ($13.8) million during 1995 and 1994, respectively. The decrease in 1995 was primarily due to lower natural gas prices, partially offset by the timing of the recovery of gas costs through the PGA. Gas purchased for resale decreased in 1994 because of lower gas costs and lower gas sales.

      Other operating expenses increased $13.0 million and $9.1 million in 1995 and 1994, respectively. The 1995 increase was primarily related to increased labor and benefit costs, costs associated with a project to review and redesign Utilities' major business processes, the amortization of previously deferred energy efficiency expenditures (which are currently being recovered through rates) and costs relating to the Proposed Merger. These increases were partially offset by decreased nuclear operating costs and lower insurance costs. In addition, following the receipt of the IUB price reduction order, Utilities took action and successfully reduced 1995 operating and maintenance costs by about $8 million from budgeted levels. The 1994 increase was also attributable to higher nuclear operating costs, former manufactured gas plant (FMGP) clean-up costs and increased information technology costs.

      Maintenance expenses increased or (decreased) ($6.0) million and $3.3 million during 1995 and 1994, respectively. The 1995 decrease was due to less required maintenance activities at the DAEC and at Utilities' fossil-fueled generating stations and the cost containment actions discussed above. The 1994 increase was primarily because of increased labor costs and maintenance at the DAEC, partially offset by lower maintenance at Utilities' fossil-fueled generating stations.

      Depreciation and amortization increased during both years because of increases in utility plant in service. The 1995 increase was partially offset by lower depreciation rates implemented at Utilities as a result of the IUB electric price reduction order. Depreciation and amortization expenses for all periods include a provision for decommissioning the DAEC, which is collected through rates. The annual recovery level was increased to $6.0 million in 1995 from $5.5 million, as a result of Utilities' recent electric rate case.

      During  the  first  quarter  of  1996,  the  Financial  Accounting
Standards Board (FASB) issued an Exposure Draft on Accounting for Liabilities Related to Closure and Removal of Long-Lived Assets which deals with, among other issues, the accounting for decommissioning costs. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase relative to 1995 and, (2) the estimated cost for decommissioning could be recorded as a liability, rather than as accumulated depreciation, with recognition of an increase in the recorded amount of the related DAEC plant. If such changes are required, Utilities believes that there would not be an adverse effect on its financial position or results of operations based on current rate making practices. (See Note 1(g) of the Notes to Consolidated Financial Statements for a discussion of the recovery of decommissioning costs allowed in Utilities' most recent rate case).

       Taxes other than income taxes increased $2.5 million and $1.2 million during 1995 and 1994, respectively, largely because of increased property taxes caused by increases in assessed property values.

Interest Expense and Other Interest expense increased $2.9 million during 1995 primarily because of an increase in the average amount of short-term debt outstanding and interest related to Utilities' electric rate refund. Lower average interest rates, attributable to refinancing $100 million of long-term debt at lower rates and the mix of long-term and short-term debt, partially offset the increase.

     Miscellaneous, net reflected a decrease in income of ($2.1) million during 1995 primarily because of an increase in fees related to the sale of utility accounts receivable as the average amount of receivables sold during the year increased.

      Federal and state income taxes increased $3.1 million in 1995 and were constant in 1994. The increase for 1995 was due to the effect of property related temporary differences for which deferred taxes had not been provided, pursuant to rate making principles, that are now becoming payable. In addition, adjustments to tax reserves in 1995 and 1994 affected comparability of income taxes between the years. A decrease in income before taxes in 1994 was offset by a higher effective income tax rate.

                     LIQUIDITY AND CAPITAL RESOURCES

      The Company's capital requirements are primarily attributable to its construction programs and debt maturities. The Company's pretax ratio of times interest earned was 3.26, 3.39 and 3.64 in 1995-1993, respectively. In 1995, cash flows from operating activities were $161 million versus $195 million in 1994. The decrease was primarily due to expenditures related to the effect of the 1995 DAEC refueling outage and other changes in working capital.

      The Company anticipates that future capital requirements will be met by cash generated from operations and external financing. The level of cash generated from operations is partially dependent upon economic conditions, legislative activities, environmental matters and timely rate relief for Utilities. See Notes 3 and 11 of the Notes to Consolidated Financial Statements.

      Access to the long-term and short-term capital and credit markets is necessary for obtaining funds externally. Utilities' debt ratings are as follows:


                              Moody's      Standard & Poor's

        Long-term debt          A2                A
        Short-term debt         P1               A1


      The Company's liquidity and capital resources will be affected by environmental and legislative issues, including the ultimate disposition of remediation issues surrounding the Company's environmental liabilities and the Clean Air Act as amended, as discussed in Note 11 of the Notes to Consolidated Financial Statements, and the National Energy Policy Act of 1992 as discussed in the Other Matters section. Consistent with rate making principles of the IUB, management believes that the costs incurred for the above matters will not have a material adverse effect on the financial position or results of operations of the Company. It is not certain if, and how, the Proposed Merger may affect the Company's debt ratings.

      The IUB has current rules which require Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues annually for energy efficiency programs. Energy efficiency costs in excess of the amount in the most recent electric and gas rate cases are being recorded as regulatory assets by Utilities. At December 31, 1995, Utilities had approximately $50 million of such costs recorded as regulatory assets. On June 1, 1995, Utilities began recovery of those costs incurred through 1993. See Note 3(c) of the Notes to Consolidated Financial Statements for a discussion of the timing of the filings for the recovery of these costs under IUB rules.

     Under provisions of the Merger Agreement, there are restrictions on the amount of long-term debt the Company can issue pending the merger. The Company does not expect the restrictions to have a material effect on its ability to meet its future capital requirements.

                  CONSTRUCTION AND ACQUISITION PROGRAM

      The Company's construction and acquisition program anticipates expenditures of approximately $164 million for 1996, of which approximately 55% represents expenditures for electric, gas and steam transmission and distribution facilities, 19% represents fossil-fueled generation expenditures, 13% represents information technology expenditures and 5% represents nuclear generation expenditures. The remaining 8% represents miscellaneous electric and general expenditures. In addition to the $164 million, Utilities anticipates expenditures of $13 million in connection with mandated energy efficiency programs.

      The Company's levels of construction and acquisition expenditures are projected to be $185 million in 1997, $176 million in 1998, $161 million in 1999 and $137 million in 2000. It is estimated that approximately 80% of these construction and acquisition expenditures will be provided by cash from operating activities (after payment of dividends) for the five-year period 1996-2000.

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

     Under provisions of the Merger Agreement, there are restrictions on the amount of construction and acquisition expenditures the Company can make pending the merger. The Company does not expect the restrictions to have a material effect on its ability to implement its anticipated construction and acquisition program.

                           LONG-TERM FINANCING

      Other than Utilities' periodic sinking fund requirements, which Utilities intends to meet by pledging additional property, approximately $140 million of long-term debt will mature prior to December 31, 2000. The Company intends to refinance the majority of the debt maturities with long-term securities.

      In December 1995, Utilities issued $50 million of Subordinated Deferrable Interest Debentures, 7-7/8%, due 2025. The proceeds from the issuance of the debentures were used to retire short-term borrowings which were incurred in October 1995 to repay at maturity, $50 million of Series X, 9.42% First Mortgage Bonds.

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

      The indentures pursuant to which Utilities issues First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property and contain covenants which restrict the amount of additional bonds which may be issued. At
December 31, 1995, such restrictions would have allowed Utilities to issue at least $258 million of additional First Mortgage Bonds.

      In order to provide an instrument for the issuance of unsecured subordinated debt securities, Utilities entered into an Indenture dated December 1, 1995 (Subordinated Indenture). The Subordinated Indenture provides for, among other things, the issuance of unsecured subordinated debt securities. Any debt securities issued under the Subordinated Indenture are subordinate to all senior indebtedness of Utilities, including First Mortgage Bonds and Collateral Trust Bonds.

     Utilities has received authority from the Federal Energy Regulation Commission (FERC) and the SEC to issue up to $250 million of long-term debt, and has $150 million of remaining authority under the current FERC docket and $200 million of remaining authority under the current SEC shelf registration. Utilities expects to replace one series of First Mortgage Bonds that mature in 1996 with other long-term securities.

      The Articles of Incorporation of Utilities authorize and limit the aggregate amount of additional shares of Cumulative Preference Stock and Cumulative Preferred Stock that may be issued. At December 31, 1995, Utilities could have issued an additional 700,000 shares of Cumulative Preference Stock and 100,000 additional shares of Cumulative Preferred Stock.

     The Company's capitalization ratios at year-end were as follows:

                               1995          1994

     Long-term debt             47%           48%
     Preferred stock             2             2
     Common equity              51            50
                               100%          100%


               The 1995 and 1994 ratios include $15 million and $100 million, respectively, of long-term debt due in less than one year because it was the Company's intention to refinance the debt with long-term securities.

     Under provisions of the Merger Agreement, there are restrictions on the amount of long-term debt the Company can issue pending the merger. The Company does not expect the restrictions to have a material effect on its ability to meet its future capital requirements.

                          SHORT-TERM FINANCING

      For interim financing, Utilities is authorized by the FERC to issue, through 1996, up to $200 million of short-term notes. In addition to providing for ongoing working capital needs, this availability of short-term financing provides Utilities flexibility in the issuance of long-term securities. At December 31, 1995, Utilities had outstanding short-term borrowings of $109.9 million, including $8.9 million of notes payable to associated companies.

     Utilities has an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At December 31, 1995, Utilities had sold $58 million under the agreement.

      At December 31, 1995, the Company had bank lines of credit aggregating $121.1 million, of which $101 million was being used to support commercial paper (weighted average interest rate of 5.81%) and $11.1 million was being used to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At December 31, 1995, there were no borrowings under this facility.

                          ENVIRONMENTAL MATTERS

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites, but believes it is not responsible for two of these sites. There are also six other sites for which it may be designated as a PRP in the future. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities believes it has completed the remediation of five sites although it is in the process of obtaining final approval from the applicable environmental agencies on this issue for each site. Utilities is in various stages of the investigation and/or remediation processes for 19 sites and expects to begin the investigation process in 1996 for the other two sites. Utilities estimates the range of costs to be incurred for investigation and/or remediation of the sites to be approximately $22 million to $55 million.

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $35 million (including $4.6 million as current liabilities) at December 31, 1995. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages or has not started. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known. Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with several of the sites for which remediation has been completed.

      Utilities has begun pursuing claims under its prior coverage for investigation, mitigation, prevention, remediation and monitoring costs from its insurance carriers and is investigating the potential for third party cost sharing for FMGP investigation and clean-up costs. The amount of shared costs, if any, can not be reasonably determined and, accordingly, no potential sharing has been recorded at December 31, 1995. Regulatory assets of approximately $35 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

      The Clean Air Act Amendments Act of 1990 (Act) requires emission reductions of sulfur dioxide and nitrogen oxides (NOx) to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act are being implemented in two phases with Phase I affecting two of Utilities' units beginning in 1995 and Phase II affecting all units beginning in the year 2000. Utilities has completed the modifications necessary to meet the Phase I requirements and has installed continuous emission monitors on all affected units as required by the Act. Utilities expects to meet the requirements of Phase II by switching to lower sulfur fuels, capital expenditures primarily related to fuel burning equipment and boiler modifications and the possible purchase of sulfur dioxide allowances. Utilities estimates capital expenditures at approximately $20 million, including $4 million in 1996, in order to meet the acid rain requirements of the Act.

      The acid rain program under the Act also creates sulfur dioxide allowances. An allowance is defined as an authorization for an owner to emit one ton of sulfur dioxide into the atmosphere. Currently, Utilities receives a sufficient number of allowances annually to offset its emissions of sulfur dioxide from its Phase I units. It is anticipated that in the year 2000, when the Phase II units participate in the allowance program, Utilities may have an insufficient number of allowances annually to offset its estimated emissions and may have to purchase additional allowances, or make modifications to the plants or limit operations to reduce emissions. Utilities is reviewing its options to ensure that it will have sufficient allowances to offset its emissions in the year 2000 and thereafter. Utilities believes that the potential cost of ensuring sufficient allowances will not have a material adverse effect on its financial position or results of operations.

      The Act also requires the United States Environmental Protection Agency (EPA) to study and regulate, if necessary, additional issues that potentially affect the electric utility industry, including emissions relating to nitrogen oxides (NOx), ozone transport and mercury. Currently, the impacts of these potential regulations are too speculative to quantify.

     In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling methods, suggests that the Cedar Rapids area could be classified as "nonattainment" for the National Ambient Air Quality Standard (NAAQS) established for sulfur dioxide. The worst-case modeling study suggests that two of Utilities' generating facilities contribute to the modeled exceedences and recommends that additional monitors be located near Utilities' sources to assess actual ambient air quality. In the event that Utilities' facilities contribute excessive emissions, Utilities would be required to reduce emissions, which would primarily entail capital expenditures for modifications to the facilities. Utilities is currently reviewing EPA's assumptions and modeling results and is proposing a strategy to voluntarily reduce the excessive emissions through modification of its facilities at a potential capital cost of up to $10 million over the next four years.

      The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases and, for the DAEC, averages $1.4 million annually through 2007, of which Utilities' 70% share is $1.0 million. Utilities is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. Utilities' 70% share of the future assessment, $10.9 million payable through 2007, has been recorded as a liability in the Consolidated Balance Sheets, including $0.8 million included in "Current liabilities - Environmental liabilities," with a related regulatory asset for the unrecovered amount.

     The Nuclear Waste Policy Act of 1982 assigned responsibility to the U.S. Department of Energy (DOE) to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. Utilities entered into such a contract and has made the agreed payments to DOE. The DOE, however, has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010 with the possibility of further delay being likely. Utilities has been storing spent nuclear fuel on-site since plant operations began in 1974 and has current on-site capability to store spent fuel until 2002. Utilities is aggressively reviewing options for additional spent nuclear fuel storage capability, including expanding on-site storage and supporting legislation currently before the U.S. Congress, to resolve the lack of progress by the DOE.

      The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The State of Iowa has joined the Midwest Interstate Low-Level Radioactive Waste Compact Commission (Compact), which is planning a storage facility to be located in Ohio to store waste generated by the Compact's six member states. At
December   31,  1995,  Utilities  has  prepaid  costs  of  approximately
$1.1  million  to the Compact  for the building of such a  facility.   A
Compact  disposal  facility  is  anticipated  to  be  in  operation   in
approximately ten years after approval of new enabling legislation by the member states. Such legislation is expected to be considered by the member states in 1996. On-site storage capability currently exists for low-level radioactive waste expected to be generated until the Compact facility is able to accept waste materials. In addition, the Barnwell, South Carolina disposal facility has reopened for an indefinite time period and Utilities is in the process of shipping to Barnwell the majority of the low-level radioactive waste it has accumulated on-site, and intends to ship the waste it produces in the future as long as the Barnwell site remains open, thereby minimizing the amount of waste stored on-site.

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


                              OTHER MATTERS

Competition As legislative, regulatory, economic and technological changes occur, electric utilities are faced with increasing pressure to become more competitive. Such competitive pressures could result in loss of customers and an incurrence of stranded costs (i.e. the cost of assets which could be rendered otherwise unrecoverable as the result of competitive pricing). To the extent stranded costs cannot be recovered from customers, they would be borne by security holders.

      The National Energy Policy Act of 1992 addresses several matters designed to promote competition in the electric wholesale power generation market, including mandated open access to the electric transmission system. In March 1995, the FERC issued a Notice of Proposed Rulemaking pursuant to which FERC proposes to promote competition in the electric utility industry by requiring that each transmission owning utility must 1) implement non-discriminatory tariffs allowing open access to that utility's transmission facilities by wholesale buyers and sellers of electricity and 2) charge itself the same price for transmission and ancillary services as it charges third parties under the tariffs. Utilities filed conforming pro-forma open access transmission tariffs with the FERC on July 24, 1995. The tariffs were accepted by the FERC and became effective October 1, 1995. The geographic position of Utilities' transmission system could provide revenue opportunities in the open access environment. FERC's proposal would allow for recovery of certain wholesale stranded costs in connection with wholesale transmission. The Company cannot predict the final regulations that may be adopted.

      The IUB initiated a Notice of Inquiry (Docket No. NOI-95-1) in early 1995 on the subject of "Emerging Competition in the Electric Utility Industry." A one-day roundtable discussion was held to address all forms of competition in the electric utility industry and to assist the IUB in gathering information and perspectives on electric competition from all persons or entities with an interest or stake in the issues. Additional discussions were held in December 1995. The IUB is expected to release a status report on the inquiry in the first quarter of 1996.

      Utilities is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). If a portion of Utilities' operations become no longer subject to the provisions of SFAS 71, a write-down of related regulatory assets would be required, unless some form of transition cost recovery is established by the appropriate regulatory body. Utilities believes that it still meets the requirements of SFAS
71. Refer to Note 1(c) of the Notes to Consolidated Financial Statements for a further discussion.

      The Company cannot predict the long-term consequences of these competitive issues on its results of operations or financial condition. The Company's strategy for dealing with these emerging issues includes seeking growth opportunities, continuing to offer quality customer service, ongoing cost reductions and productivity enhancements. In 1995, the Company initiated a program called Process Redesign to examine all of the major business processes of Utilities. The goals of Process Redesign include improving customer service and commitment and significantly reducing Utilities' cost structure. In 1995, Process Redesign identified many of the changes that Utilities should pursue and Utilities has begun implementing many of those actions. Implementation will be substantially completed in 1996.

Accounting Pronouncements SFAS 121, issued in March 1995 by the Financial Accounting Standards Board (FASB) and effective for 1996, establishes accounting standards for the impairment of long-lived assets. SFAS 121 also requires that regulatory assets that are no longer probable of recovery through future revenues be charged to earnings. SFAS 121 is not expected to have an impact on the financial position or results of operations of the Company upon adoption.

Inflation Under the rate making principles prescribed by the regulatory commissions to which Utilities is subject, only the historical cost of plant is recoverable in revenues as depreciation. As a result,
Utilities has experienced economic losses equivalent to the current year's impact of inflation on utility plant. In addition, the regulatory process imposes a substantial time lag between the time when operating and capital costs are incurred and when they are recovered. Utilities does not expect the effects of inflation at current levels to have a significant effect on its financial position or results of operations.


       Selected Consolidated Quarterly Financial Data (unaudited)

     The following unaudited consolidated quarterly data, in the opinion of the Company, includes adjustments, which are normal and recurring in nature, necessary for the fair presentation of the results of operations and financial position. The quarterly amounts were affected by the Company's rate activities and seasonal weather conditions. The first quarter net income in 1995 was significantly lower than 1994 as the Company recorded an $8.0 million pre-tax reserve for electric rate refund in the first quarter of 1995. Approximately $3.5 million of the reserve related to revenues collected in the fourth quarter of 1994. Milder weather in 1995 also contributed to the decrease. The Company's rate activities are discussed in Note 3 of the Notes to Consolidated Financial Statements. Refer to Management's Discussion and Analysis for a discussion of the impacts of weather.

                                                 Quarter Ended
                                 March        June      September    December
                                  31           30          30           31
                                                 (in thousands)
1995
  Operating revenues         $  172,839   $  157,671   $  200,448   $  178,868
  Operating income               19,896       30,444       61,360       30,565
  Net income                      6,161       11,067       29,842       12,208
  Net income available
    for common stock              5,932       10,838       29,613       11,981

1994
  Operating revenues         $  192,013   $  148,019   $  179,477   $  165,857
  Operating income               34,248       24,777       51,777       24,789
  Net income                     14,944        9,255       25,733       11,278
  Net income available
    for common stock             14,715        9,026       25,504       11,051


Item 8.  Financial Statements and Supplementary Data

     Information required by Item 8. begins on page 62.

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


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
IES Utilities Inc.:

We have audited the accompanying consolidated balance sheets and statements of capitalization of IES Utilities Inc. (an Iowa corporation) and subsidiary companies as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the financial statement schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IES Utilities Inc. and subsidiary companies as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

As discussed in Note 7 to the consolidated financial statements, effective January 1, 1993, IES Utilities Inc. and subsidiary companies changed their method of accounting for postretirement benefits other than pensions.


                        /s/   ARTHUR ANDERSEN LLP
                              ARTHUR ANDERSEN LLP

Chicago, Illinois,
February 2, 1996



CONSOLIDATED STATEMENTS OF INCOME
                                                 Year Ended December 31
                                           1995           1994           1993
                                                     (in thousands)

Operating revenues:
    Electric                           $ 560,471      $ 537,327      $ 550,521
    Gas                                  137,292        139,033        154,318
    Other                                 12,063          9,006          8,911
                                         709,826        685,366        713,750


Operating expenses:
    Fuel for production                   96,256         85,952         87,702
    Purchased power                       66,874         68,794         93,449
    Gas purchased for resale              91,198         95,340        109,122
    Other operating expenses             145,250        132,281        123,210
    Maintenance                           43,586         49,542         46,219
    Depreciation and amortization         79,384         75,316         69,407
    Taxes other than income taxes         45,013         42,550         41,312
                                         567,561        549,775        570,421


Operating income                         142,265        135,591        143,329


Interest expense and other:
   Interest expense                       44,460         41,572         40,169
   Allowance for funds used
     during construction                  -3,424         -3,910         -1,972
   Miscellaneous, net                        856         -1,247           -801
                                          41,892         36,415         37,396


Income before income taxes               100,373         99,176        105,933


Federal and state income taxes            41,095         37,966         37,963


Net income                                59,278         61,210         67,970
Preferred dividend requirements              914            914            914
Net income available for common
  stock                                $  58,364      $  60,296      $  67,056



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                 Year Ended December 31
                                           1995           1994           1993
                                                     (in thousands)

Balance at beginning of year           $ 197,158      $ 188,862      $ 153,106
Add:
     Net income                           59,278         61,210         67,970

Deduct:
     Cash dividends declared -
          Common stock                    43,000         52,000         31,300
          Preferred stock, at
            stated rates                     914            914            914

Balance at end of year                 $ 212,522      $ 197,158      $ 188,862


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS


                                                            December 31
ASSETS                                                 1995             1994
                                                           (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
        Electric                                  $ 1,900,157      $ 1,798,059
        Gas                                           165,825          158,115
        Other                                         106,396           86,005
                                                    2,172,378        2,042,179
    Less - Accumulated depreciation                   950,324          880,888
                                                    1,222,054        1,161,291
    Leased nuclear fuel, net of amortization           36,935           49,731
    Construction work in progress                      52,772           73,339
                                                    1,311,761        1,284,361
  Other, net of accumulated depreciation and
    amortization of $1,166,000 and $1,277,000,
    respectively                                        5,477            2,686
                                                    1,317,238        1,287,047


Current assets:
  Cash and temporary cash investments                   2,734            2,135
  Accounts receivable -
    Customer, less reserve                             18,619           12,051
    Other                                               8,912            9,763
  Income tax refunds receivable                           846            3,450
  Production fuel, at average cost                     12,155           13,988
  Materials and supplies, at average cost              27,229           26,699
  Adjustment clause balances                                0            1,433
  Regulatory assets                                    22,791           20,145
  Prepayments and other                                18,556           19,630
                                                      111,842          109,294


Investments:
  Nuclear decommissioning trust funds                  47,028           33,779
  Cash surrender value of life insurance policies       3,582            2,915
  Other                                                   475              223
                                                       51,085           36,917


Other assets:
  Regulatory assets                                   207,202          192,955
  Deferred charges and other                           21,268           19,155
                                                      228,470          212,110
                                                  $ 1,708,635      $ 1,645,368



                                                            December 31
CAPITALIZATION AND LIABILITIES                         1995             1994
                                                           (in thousands)
Capitalization (See Consolidated Statements of Capitalization):
  Common stock                                    $    33,427      $    33,427
  Paid-in surplus                                     279,042          279,042
  Retained earnings                                   212,522          197,158
      Total common equity                             524,991          509,627
  Cumulative preferred stock                           18,320           18,320
  Long-term debt (excluding current portion)          465,463          380,404
                                                    1,008,774          908,351


Current liabilities:
  Notes payble to associated companies                  8,888           18,495
  Short-term borrowings                               101,000           37,000
  Capital lease obligations                            15,717           14,385
  Maturities and sinking funds                         15,140          100,140
  Accounts payable                                     64,564           70,354
  Accrued interest                                      8,038            9,438
  Accrued taxes                                        50,369           47,188
  Accumulated refueling outage provision                7,690           15,196
  Adjustment clause balances                            3,148                0
  Environmental liabilities                             5,521            5,428
  Other                                                17,300           18,324
                                                      297,375          335,948


Long-term liabilities:
  Pension and other benefit obiligations               41,866           36,826
  Capital lease obligations                            21,218           35,346
  Environmental liabilities                            40,905           37,853
  Other                                                 8,719            9,898
                                                      112,708          119,923


Deferred credits:
  Accumulated deferred income taxes                   252,663          241,345
  Accumulated deferred investment tax credits          37,115           39,801
                                                      289,778          281,146


Commitments and contingencies (Note 11)


                                                  $ 1,708,635      $ 1,645,368

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                             December 31
                                                       1995              1994
                                                           (in thousands)

Common equity:
    Common stock - par value $2.50 per
      share - authorized 24,000,000 shares;
      outstanding 13,370,788 shares              $    33,427       $    33,427
    Paid-in surplus                                  279,042           279,042
    Retained earnings                                212,522           197,158
                                                     524,991           509,627



Cumulative preferred stock                            18,320            18,320


Long-term debt:
    Collateral Trust Bonds -
        7.65% series, due 2000                        50,000                 0
        6% series, due 2008                           50,000            50,000
        7% series, due 2023                           50,000            50,000
        5.5% series, due 2023                         19,400            19,400
                                                     169,400           119,400

     First Mortgage Bonds-
       Series J, 6-1/4%, due 1996                     15,000            15,000
       Series L, 7-7/8%, due 2000                     15,000            15,000
       Series M, 7-5/8%, due 2002                     30,000            30,000
       Series W, 9-3/4%, retired in 1995                   0            50,000
       Series X, 9.42%, retired in 1995                    0            50,000
       Series Y, 8-5/8%, due 2001                     60,000            60,000
       Series Z, 7.60%, due 1999                      50,000            50,000
       6-1/8% series, due 1997                         8,000             8,000
       9-1/8% series, due 2001                        21,000            21,000
       7-3/8% series, due 2003                        10,000            10,000
       7-1/4% series, due 2007                        30,000            30,000
                                                     239,000           339,000

     Pollution control obligations-
        5.75%, due serially 1996 to 2003               3,556             3,696
        5.95%, due 2007, secured by First
          Mortgage Bonds                              10,000            10,000
        Variable rate (5.10%-5.95% at
          December 31, 1995), due 2000 to 2010        11,100            11,100
                                                      24,656            24,796

     Subordinated Deferrable Interest
       Debentures, 7-7/8%, due 2025                   50,000                 0

     Unamortized debt premium and (discount), net     -2,453            -2,652
                                                     480,603           480,544
         Less-Amount due within one year              15,140           100,140
                                                     465,463           380,404
                                                 $ 1,008,774       $   908,351



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                   Year Ended December 31
                                                                            1995            1994            1993
                                                                                       (in thousands)
  Cash flows from operating activities:
    Net income                                                          $  59,278       $  61,210       $  67,970
    Adjustments to reconcile net income to net cash
     flows from operating activities -
       Depreciation and amortization                                       79,384          75,316          69,407
       Amortization of principal under capital lease obligations           15,714          16,246          11,429
       Deferred taxes and investment tax credits                            7,628            -410          10,531
       Refueling outage provision                                          -7,506          12,536          -4,889
       Amortization of other assets                                         7,391           2,228           2,083
       Other                                                                  184          -1,232          -1,294
    Other changes in assets and liabilities -
       Accounts receivable                                                 -9,717          10,395          -8,553
       Production fuel, materials and supplies                              1,658             404           5,909
       Accounts payable                                                    -4,395          20,444           5,620
       Accrued taxes                                                        5,785           7,057         -10,991
       Provision for rate refunds                                             106          -8,670            -350
       Adjustment clause balances                                           4,581          -6,582           6,366
       Gas in storage                                                       2,429           1,919          -2,309
       Other                                                               -1,085           4,171           1,942
         Net cash flows from operating activities                         161,435         195,032         152,871


  Cash flows from financing activities:
    Dividends declared on common stock                                    -43,000         -52,000         -31,300
    Dividends declared on preferred stock                                    -914            -914            -914
    Equity infusion from parent company                                         0               0          50,000
    Proceeds from issuance of long-term debt                              100,000               0         119,400
    Reductions in long-term debt                                         -100,140            -224         -79,624
    Net change in short-term borrowings                                    54,393          31,495         -68,560
    Principal payments under capital lease obligations                    -14,463         -16,304         -11,276
    Sale of utility accounts receivable                                     4,000             800          10,490
    Other                                                                  -1,831          -5,144           3,251
      Net cash flows from financing activities                             -1,955         -42,291          -8,533


  Cash flows from investing activities:
    Construction and acquisition expenditures -
      Utility                                                            -126,104        -146,240        -113,212
      Other                                                                -3,340          -1,863               0
    Deferred energy efficiency expenditures                               -18,029         -16,157          -9,747
    Nuclear decommissioning trust funds                                    -6,100          -5,532          -5,532
    Other                                                                  -5,308             873             723
      Net cash flows from investing activities                           -158,881        -168,919        -127,768


  Net increase (decrease) in cash and temporary cash investments              599         -16,178          16,570


  Cash and temporary cash investments at beginning of year                  2,135          18,313           1,743


  Cash and temporary cash investments at end of year                    $   2,734       $   2,135       $  18,313


  Supplemental cash flow information:
    Cash paid during the year for -
      Interest                                                          $  44,569       $  40,005       $  37,484
      Income taxes                                                      $  29,083       $  34,479       $  40,130

    Noncash investing and financing activities -
      Capital lease obligations incurred                                $   2,918       $  14,297       $  14,605


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
          (a)  Basis of Consolidation -

      IES Utilities Inc. (Utilities) is a wholly-owned subsidiary of IES Industries Inc. (Industries). The Consolidated Financial Statements include the accounts of Utilities and its consolidated subsidiaries (collectively the Company). Utilities is engaged principally in the generation, transmission, distribution and sale of electric energy, the purchase, distribution, transportation and sale of natural gas and to provide steam for industrial and heating purposes. The Company's markets are located in the state of Iowa.

      All subsidiaries for which Utilities owns directly or indirectly more than 50% of the voting stock are included as consolidated subsidiaries. Utilities' only wholly-owned subsidiary at December 31, 1995 was IES Ventures Inc. (Ventures). Ventures' wholly-owned subsidiary at December 31, 1995 was IES Midland Development Inc. All significant intercompany balances and transactions have been eliminated from the Consolidated Financial Statements.

      Investments for which the Company has at least a 20% interest are generally accounted for under the equity method of accounting. These investments are stated at acquisition cost, increased or decreased for the Company's equity in undistributed net income or loss, which is included in "Miscellaneous, net" in the Consolidated Statements of Income. Investments that do not meet the criteria for the consolidating or equity methods of accounting are accounted for under the cost method.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect: 1) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and 2) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Certain prior period amounts have been reclassified on a basis consistent with the 1995 presentation.

     (b)  Regulation -

      Utilities  is  subject to regulation by the Iowa  Utilities  Board
(IUB) and the Federal Energy Regulatory Commission (FERC). Utilities' consolidated subsidiaries are not subject to regulation by the IUB or the FERC.

      Refer to Note 2 for a discussion of the proposed merger of Industries.

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

                                                        1995       1994
                                                         (in millions)

Deferred income taxes (Note 1(d))                    $  91.1    $  90.1
Energy efficiency program costs (Note 3(c)) -
 . Currently being recovered through rates              18.3       20.3
 . Recovery has not yet been requested                  31.4       14.4
Environmental liabilities (Note 11(f))                  46.9       43.8
Employee pension and benefit costs (Note 7)             27.5       25.0
Unamortized loss on reacquired debt                      5.7        6.1
FERC Order No. 636 transition costs (Note 11(h))         5.0        8.0
Other                                                    4.1        5.4
                                                       230.0      213.1
Classified as "Current assets - regulatory assets"      22.8       20.1
Classified as "Other assets - regulatory assets"    $  207.2    $ 193.0

      Refer to the individual footnotes referenced above for a further discussion of certain items reflected in regulatory assets.

      If a portion of Utilities' operations become no longer subject to the provisions of SFAS 71, a write-off of related regulatory assets would be required, unless some form of transition cost recovery is established by the appropriate regulatory body.

      SFAS  121,  issued  in  March  1995 by  the  Financial  Accounting
Standards Board (FASB) and effective for 1996, establishes accounting standards for the impairment of long-lived assets. SFAS 121 also requires that regulatory assets that are no longer probable of recovery through future revenues be charged to earnings. SFAS 121 is not expected to have an impact on the financial position or results of operations of the Company upon adoption.

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

      Consistent with rate making practices for Utilities, deferred tax expense is not recorded for certain temporary differences (primarily related to utility property, plant and equipment). As the deferred taxes become payable, over periods exceeding 30 years for some generating plant differences, they are recovered through rates. Accordingly, Utilities has recorded deferred tax liabilities and regulatory assets, as identified in Note 1(c).

      (e)  Temporary Cash Investments -

      Temporary cash investments are stated at cost, which approximates market value, and are considered cash equivalents for the Consolidated Statements of Cash Flows. These investments consist of short-term liquid investments that have maturities of less than 90 days from the date of acquisition.

    (f)  Depreciation of Utility Property, Plant and Equipment -

     The depreciation life of Utilities' nuclear generating station, the Duane Arnold Energy Center (DAEC), was increased from 36 years to 40 years based on an extension of the Nuclear Regulatory Commission (NRC) license life to 2014, using the remaining life method, as part of Utilities' most recent rate case as discussed in note 3(b). The average rates of depreciation for electric and gas properties of Utilities, consistent with current rate making practices, were as follows:

                        1995       1994        1993

        Electric        3.4%       3.6%        3.5%
        Gas             3.5%       3.8%        3.5%


      The electric and gas depreciation rates declined in 1995 from 1994 because of revised depreciation rates approved in Utilities' most recent electric and gas rate proceedings.

     (g)  Decommissioning of the DAEC -

      Pursuant to the recent electric rate case order, the IUB allowed Utilities to increase the recovery of anticipated costs to decommission the DAEC from $5.5 million to $6.0 million annually. Decommissioning expense is included in "Depreciation and amortization" in the Consolidated Statements of Income and the cumulative amount is included in "Accumulated depreciation" in the Consolidated Balance Sheets to the extent recovered through rates. The current recovery figures are based on the following assumptions: 1) cost to decommission the DAEC of $252.8 million in 1993 dollars, based on the NRC minimum formula (which exceeds the amount in the current site-specific study completed in 1994); 2) inflation of 4.91% annually through 1997; 3) the prompt dismantling and removal method of decommissioning, which is assumed to begin in the year 2014; 4) monthly funding of all future collections into external trust funds and funded on a tax-qualified basis to the extent possible; and 5) an average after-tax return of 6.82% for all external investments. All of these assumptions are subject to change in future regulatory proceedings. At December 31, 1995, Utilities had $47.0 million invested in external decommissioning trust funds as indicated in the Consolidated Balance Sheets, and also had an internal decommissioning reserve of $21.7 million recorded as accumulated depreciation. Earnings on the external trust funds, which were $1.0 million in 1995, are recorded as interest income and a corresponding interest expense payable to the funds is recorded. The earnings accumulate in the external trust fund balances and in accumulated depreciation on utility plant.

      See "Management's Discussion and Analysis of the Results of Operations and Financial Condition" for a discussion of the Exposure Draft on Accounting for Liabilities Related to Closure and Removal of Long-Lived Assets, issued by the FASB in the first quarter of 1996, which deals with, among other issues, the accounting for decommissioning costs.

     (h)  Property, Plant and Equipment -

      Utility plant (excluding acquisition adjustments of $30.6 million, net of accumulated amortization, recorded at cost) is recorded at original cost. The allowance for funds used during construction (AFC), which represents the cost during the construction period of funds used for construction purposes, is capitalized by Utilities as a component of the cost of utility plant. The amount of AFC applicable to debt funds and to other (equity) funds, a non-cash item, is computed in accordance with the prescribed FERC formula. The aggregate gross rates used by Utilities for 1995-1993 were 6.5%, 9.3% and 5.7%, respectively. These capitalized costs are recovered by Utilities in rates as the cost of the utility plant is depreciated.

      Other property, plant and equipment is recorded at cost. Upon retirement or sale of other property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in "Miscellaneous, net" in the Consolidated Statements of Income.

      Normal repairs, maintenance and minor items of utility plant and other property, plant and equipment are expensed. Ordinary retirements of utility plant, including removal costs less salvage value, are charged to accumulated depreciation upon removal from utility plant accounts, and no gain or loss is recognized.

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

(2)  PROPOSED MERGER OF INDUSTRIES:

      Industries, WPL Holdings, Inc. (WPLH) and Interstate Power Company
(IPC) have entered into an Agreement and Plan of Merger (Merger Agreement), dated November 10, 1995, providing for: a) IPC becoming a wholly-owned subsidiary of WPLH, and b) the merger of Industries with and into WPLH, which merger will result in the combination of Industries and WPLH as a single holding company (collectively, the Proposed Merger). The new holding company will be named Interstate Energy Corporation (Interstate Energy) and Industries will cease to exist. The Proposed Merger, which will be accounted for as a pooling of interests, has been approved by the respective Boards of Directors. It is still subject to approval by the shareholders of each company as well as several federal and state regulatory agencies. The companies expect to receive the shareholder approvals in the second quarter of 1996 and the regulatory approvals by the second quarter of 1997.

      The operating revenues, net income from continuing operations and total assets of the companies were as follows:

                                                                    PRO FORMA
                                  IES                               COMBINED
                              INDUSTRIES       WPLH        IPC     (Unaudited)
                                               (in thousands)

1995 operating revenues      $   851,010  $   807,255  $  318,542  $ 1,976,807

1995 net income from
  continuing operations           64,176       71,618      25,198      160,992

Assets at December 31, 1995    1,985,591    1,872,414     634,316    4,492,321


      Under the terms of the Merger Agreement, the outstanding shares of WPLH's common stock will remain unchanged and outstanding as shares of Interstate Energy. Each outstanding share of Industries' common stock will be converted to .98 shares of Interstate Energy's common stock. Each share of IPC's common stock will be converted to 1.11 shares of Interstate Energy's common stock. It is anticipated that Interstate Energy will retain WPLH's common share dividend payment level as of the effective time of the merger. On January 24, 1996, the Board of Directors of WPLH declared a quarterly dividend of 49.25 cents per share. This represents an equivalent annual rate of $1.97 per share.

      WPLH is a holding company headquartered in Madison, Wisconsin, and is the parent company of Wisconsin Power and Light Company (WP&L) and Heartland Development Corporation (HDC). WP&L supplies electric and gas service to approximately 377,000 and 146,000 customers, respectively, in south and central Wisconsin. HDC and its principal subsidiaries are engaged in businesses in three major areas: environmental engineering and consulting, affordable housing and energy services. IPC, an operating public utility headquartered in Dubuque, Iowa, supplies electric and gas service to approximately 163,000 and 49,000 customers, respectively, in northeast Iowa, northwest Illinois and southern Minnesota.

     Interstate Energy will be the parent company of Utilities, WP&L and IPC and will be registered under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The Merger Agreement provides that these operating utility companies will continue to operate as separate entities for a minimum of three years beyond the effective date of the merger. In addition, the non-utility operations of Industries and WPLH will be combined shortly after the effective date of the merger under one entity to manage the diversified operations of Interstate Energy. The corporate headquarters of Interstate Energy will be in Madison.

      The SEC historically has interpreted the 1935 Act to preclude registered holding companies, with limited exceptions, from owning both electric and gas utility systems. Although the SEC has recently recommended that registered holding companies be allowed to hold both gas and electric utility operations if the affected states agree, it remains possible that the SEC may require as a condition to its approval of the Proposed Merger that Industries, WPLH and IPC divest their gas utility properties, and possibly certain non-utility ventures of Industries and WPLH, within a reasonable time after the effective date of the Proposed Merger.

 (3) RATE MATTERS:
     (a)  1995 Gas Rate Case -

      On August 4, 1995, Utilities applied to the IUB for an annual increase in gas rates of $8.8 million, or 6.2%. An interim increase of $8.6 million was requested and the IUB, subsequently, approved an interim increase of $7.1 million annually, effective October 11, 1995, subject to refund. Utilities, the Office of Consumer Advocate and all three industrial intervenor groups have entered into a settlement agreement, subject to IUB approval, which allows Utilities a $6.3 million annual increase. Utilities expects that the IUB will rule on the settlement agreement no later than the second quarter of 1996.

     (b)  1994 Electric Rate Case -

      In 1994, Utilities applied to the IUB for an increase in retail electric rates of approximately $26 million annually, or 5.2%. The IUB issued its final order on June 30, 1995, which resulted in an annual retail rate reduction of approximately $14.4 million. The Board ruled against Utilities on issues of increased recovery levels of nuclear depreciation expense and nuclear decommissioning expense, and recovery of the full purchase price of Union Electric Company's (UE) Iowa service territory.

      On August 16, 1995, Utilities received approval from the IUB to implement final prices. Northern and Southeastern zone price changes became effective on that date. A price design change was implemented in the Southern zone effective January 1, 1996. As a result of the IUB order, Utilities refunded approximately $12.8 million, including interest, in the fourth quarter of 1995.

     (c)  Energy Efficiency Cost Recovery -

      The IUB has current rules that mandate Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues for energy efficiency programs. Under provisions of the IUB rules, Utilities applied in 1994 to the IUB for recovery of costs incurred through 1993 for such programs. In April 1995, the IUB issued its Final Decision and Order concerning Utilities' energy efficiency expenditures, which allows Utilities to recover its direct expenditures, carrying costs, and a return on its expenditures, as well as a reward of approximately $4 million for a total allowed recovery of approximately $32 million. Recovery of energy efficiency costs will be over a four-year period and began on June 1, 1995. In 1996, under provisions of the IUB rules, the Company will file for recovery of the costs incurred after December 31, 1993 ($31.4 million as of December 31, 1995).

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

      The lessor has a $65 million credit agreement with a bank supporting the nuclear fuel lease. The agreement continues on a year-to-year basis, unless either party provides at least a three-year notice of termination; no such notice of termination has been provided by either party.

      Annual nuclear fuel lease expenses include the cost of fuel, based on the quantity of heat produced for the generation of electric energy, plus the lessor's interest costs related to fuel in the reactor and administrative expenses. These expenses (included in "Fuel for production" in the Consolidated Statements of Income) for 1995-1993 were $18.0 million, $17.8 million and $12.4 million, respectively.

      The Company's operating lease rental expenses for 1995-1993 were $9.0 million, $9.8 million and $8.4 million, respectively.

     The Company's future minimum lease payments by year are as follows:

                                             Capital       Operating
        Year                                  Lease         Leases
                                                (in thousands)

        1996                                $ 15,515      $  6,824
        1997                                  13,787         6,056
        1998                                   6,389         5,788
        1999                                   3,865         4,133
        2000                                     824         1,562
        2001                                     149           -
                                              40,529      $ 24,363
        Less:  Amount representing
               interest                        3,594
        Present value of net
          minimum capital lease payments    $ 36,935


(5)  UTILITY ACCOUNTS RECEIVABLE:

      Customer accounts receivable, including unbilled revenues, arise primarily from the sale of electricity and natural gas. At December 31, 1995, Utilities was serving a diversified base of residential, commercial and industrial customers consisting of approximately 333,000 electric and 174,000 gas customers.

      Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At December 31, 1995, $58 million was sold under the agreement.

 (6) INCOME TAXES:

      The components of federal and state income taxes for the years ended December 31, were as follows:

                                           1995        1994         1993
                                                  (in millions)

Current tax expense                       $ 33.5      $ 38.4      $ 27.5
Deferred tax expense                        10.3         2.2        15.4
Amortization and adjustment
  of investment tax credits                 (2.7)       (2.6)       (4.9)
                                          $ 41.1      $ 38.0      $ 38.0


      The overall effective income tax rates shown below for the years ended December 31, were computed by dividing total income tax expense by income before income taxes.

                                             1995       1994       1993

Statutory federal income tax rate            35.0%      35.0%      35.0%
Add (deduct):
  State income taxes, net of federal
    benefits                                  5.9        6.1        5.8
  Effect of rate making on property
    related differences                       2.8        1.7       (0.2)
  Amortization of investment
    tax credits                              (2.7)      (2.7)      (2.5)
  Adjustment of prior period taxes           (0.1)      (1.9)      (2.0)
  Other items, net                             -         0.1       (0.3)
Overall effective income tax rate            40.9%      38.3%      35.8%

      The accumulated deferred income taxes as set forth below in the Consolidated Balance Sheets at December 31, arise from the following temporary differences:

                                             1995       1994
                                              (in millions)

Property related                            $ 282      $ 276
Investment tax credit related                 (26)       (28)
Decommissioning related                       (14)       (13)
Other                                          11          6
                                            $ 253      $ 241


(7)  BENEFIT PLANS:
     (a)  Pension Plans -

       The Company has two non-contributory pension plans that, collectively, cover substantially all of its employees. Plan benefits are generally based on years of service and compensation during the employees' latter years of employment. Payments made from the pension funds to retired employees and beneficiaries during 1995 totaled $9.0 million.

      The Company's policy is to fund the pension cost at an amount that is at least equal to the minimum funding requirements mandated by the Employee Retirement Income Security Act (ERISA) and that does not exceed the maximum tax deductible amount for the year. The Company has an investment policy governing asset allocation guidelines for its pension plans. The target ranges are as follows: 1) 37%-43% in large and mid-sized domestic company equity securities, 2) 7%-13% in foreign equity securities, 3) 7%-13% in small domestic company equity securities, 4) 0-5% in real estate, and 5) the remainder in fixed income securities. As of December 31, 1995, the plan's investment mix was consistent with the policy guidelines.

      Pursuant to the provisions of SFAS 71, certain adjustments to Utilities' pension provision are necessary to reflect the accounting for pension costs allowed in its most recent rate cases.

      The components of the pension provision for the years ended December 31, were as follows:

                                                1995        1994        1993
                                                       (in thousands)

Service cost                                $   4,721   $   5,786   $   4,275
Interest cost on projected benefit
  obligation                                   11,577      11,265      11,131
Assumed return on plans' assets               (12,340)    (12,426)    (12,177)
Amortization of unrecognized gain                (741)       (180)       (763)
Amortization of prior service cost              1,328       1,335       1,195
Amortization of unrecognized plans'
  assets as of January 1, 1987                   (327)       (329)       (384)
Pension cost                                    4,218       5,451       3,277
Adjustment to funding level                    (4,218)     (5,340)     (2,867)
Total pension costs paid to the Trustee     $     -     $     111   $     410

Actual return on plans' assets              $  35,947   $    (101)  $  12,718


      The reduction in the service cost for 1995 was primarily due to an increase in the discount rate at December 31, 1994.

      A reconciliation of the funded status of the plans to the amounts recognized in the Consolidated Balance Sheets at December 31, is presented below:
                                                           1995         1994
                                                             (in thousands)

Fair market value of plans' assets                     $ 191,782    $ 165,267
Actuarial present value of benefits
  rendered to date -
    Accumulated benefits based on
      compensation to date, including vested
      benefits of $117,624,000 and
      $96,968,000, respectively                          128,674      107,017
    Additional benefits based on estimated
      future salary levels                                40,790       39,565
Projected benefit obligation                             169,464      146,582
Plans' assets in excess of projected benefit
  obligation                                              22,318       18,685
Remaining unrecognized net asset existing at
  January 1, 1987, being amortized over 20 years          (3,451)      (3,792)
Unrecognized prior service cost                           16,564       17,991
Unrecognized net gain                                    (40,707)     (33,942)
Accrued pension cost recognized in the
  Consolidated Balance Sheets                          $  (5,276)   $  (1,058)

Assumed rate of return, all plans                           8.00%        8.00%
Weighted average discount rate of projected
  benefit obligation, all plans                             7.50%        8.25%
Range of assumed rates of increase in future
  compensation levels for the plans                         4.75%   4.00-5.75%


      The increase in the projected benefit obligation was primarily due to changes in the mortality rate assumptions and a reduction in the discount rate at December 31, 1995.

     (b)  Other Postemployment Benefit Plans -

     The Company provides certain benefits to retirees (primarily health care benefits). Effective January 1, 1993, the Company adopted SFAS 106, which requires the accrual of the expected cost of postretirement benefits other than pensions during the employees' years of service. The IUB adopted rules stating that postretirement benefits other than pensions will be included in Utilities' rates pursuant to the provisions of SFAS 106. The rules permit Utilities to amortize the transition obligation as of January 1, 1993, over 20 years and require that all amounts collected are to be funded into an external trust to pay benefits as they become due. The gas and electric portions of these costs are being recovered through rates beginning in 1993 and 1995, respectively, including amounts that were deferred by the Company between when SFAS 106 was adopted and when recovery through rates began. The amounts deferred are being amortized as they are collected through rates over a three-year period. The unamortized balance of these deferred costs was $3.4 million at December 31, 1995.

      Pursuant to the provisions of SFAS 71, certain adjustments to Utilities' other postretirement benefit provisions are necessary to reflect the accounting for other postretirement benefit costs allowed in its most recent rate cases.

      The components of postretirement benefit costs for the years ended December 31, were as follows:

                                                 1995       1994        1993
                                                        (in thousands)

Service cost                                  $  1,227   $  1,785    $  1,685
Interest cost on accumulated
  postretirement benefit obligation              3,049      3,175       3,247
Assumed return on plans' assets                    (56)       (60)        -
Amortization of transition obligation
  existing at January 1, 1993                    2,024      2,024       2,024
Amortization of unrecognized gain                 (221)        (4)        -
Amortization of prior service cost                  19         19         -
Postretirement benefit costs                     6,042      6,939       6,956
Amortized/(deferred) postretirement
  benefit costs                                  2,220     (2,732)     (2,858)
Costs billed to affiliate                         (265)       -           -
Adjustment to funding level                      1,162        -           -
Net postretirement benefit costs              $  9,159   $  4,207    $  4,098

Actual return on plans' assets                $    273   $     47    $    -


      The reduction in the service cost for 1995 was primarily due to an increase in the discount rate at December 31, 1994.

      A reconciliation of the funded status of the plans to the amounts recognized in the Consolidated Balance Sheets at December 31, is presented below:

                                                           1995         1994
                                                            (in thousands)

Fair market value of plans' assets                     $   6,515    $   1,127
Accumulated postretirement benefit obligation -
  Active employees not yet eligible                       20,936       18,216
  Active employees eligible                                6,148        5,119
  Retirees                                                21,846       18,161
Total accumulated postretirement benefit
  obligation                                              48,930       41,496
Accumulated postretirement benefit obligation
  in excess of plans' assets                             (42,415)     (40,369)
Unrecognized transition obligation                        34,415       36,439
Unrecognized net (gain)/loss                                 268       (5,358)
Unrecognized prior service cost                              151          170
Accrued postretirement benefit cost in the
  Consolidated Balance Sheets                          $  (7,581)   $  (9,118)

Assumed rate of return                                      8.00%        8.00%
Weighted average discount rate of accumulated
  postretirement benefit obligation                         7.50%        8.25%
Medical trend on paid charges:
  Initial trend rate                                       10.00%       11.00%
  Ultimate trend rate                                       6.50%        6.50%

      The increase in the accumulated postretirement benefit obligation was primarily due to a reduction in the discount rate at December 31, 1995, as well as changes made for mortality, turnover and age assumptions. The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefit costs. A 1% change in the medical trend rates, holding all other assumptions constant, would have changed the 1995 service and interest cost by $0.9 million (21%) and the accumulated postretirement benefit obligation at December 31, 1995, by $8.3 million (17%).

(8)  PREFERRED AND PREFERENCE STOCK:

     Utilities has 466,406 shares of Cumulative Preferred Stock, $50 par value, authorized for issuance at December 31, 1995, of which the 6.10%, 4.80% and 4.30% Series had 100,000, 146,406 and 120,000 shares, respectively, outstanding at both December 31, 1995 and 1994. These shares are redeemable at the option of Utilities upon 30 days notice at $51.00, $50.25 and $51.00 per share, respectively, plus accrued dividends. In addition, there are 700,000 shares of Utilities Cumulative Preference Stock ($100 par value) authorized for issuance, of which none were outstanding at December 31, 1995.

(9)  DEBT:
     (a)  Long-Term Debt -

      In December 1995, Utilities issued $50 million of Subordinated Deferrable Interest Debentures, 7-7/8%, due 2025. The proceeds from the issuance of the debentures were used to retire short-term borrowings which were incurred in October 1995 to repay at maturity, $50 million of Series X, 9.42% First Mortgage Bonds.

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

     Total sinking fund requirements, which Utilities intends to meet by pledging additional property under the terms of Utilities' Indentures and Deeds of Trust, and debt maturities for 1996-2000 are as follows:

                                           Debt Maturities
                                            (in thousands)

Debt Issue                   1996       1997       1998       1999       2000

  Sinking fund
    requirements          $    630   $    550   $    550   $    550   $    550
  Pollution control            140        140        140        140      1,696
  Series J                  15,000        -          -          -          -
  6-1/8% Series                -        8,000        -          -          -
  Series Z                     -          -          -       50,000        -
  Series L                     -          -          -          -       15,000
  7.65% Series                 -          -          -          -       50,000
Total                     $ 15,770   $  8,690   $    690   $ 50,690   $ 67,246



      The Company intends to refinance the majority of the debt maturities with long-term securities.


     (b)  Short-Term Debt -

      At December 31, 1995, the Company had bank lines of credit aggregating $121.1 million, of which $101 million was being used to support commercial paper (weighted average interest rate of 5.81%) and $11.1 million was being used to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At December 31, 1995, there were no borrowings outstanding under this facility.

(10) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

       The   estimated   fair   values  of  financial   instruments   at
December 31, 1995, and December 31, 1994, and the basis upon which they were estimated are as follows:

     (a)  Current Assets and Current Liabilities -

      The carrying amount approximates fair value because of the short maturity of such financial instruments.

     (b)  Nuclear Decommissioning Trust Funds -

     The carrying amount represents the fair value of these trust funds, as reported by the trustee. The balance of the "Nuclear decommissioning trust funds" as shown in the Consolidated Balance Sheets included $5.3 million of unrealized gains at December 31, 1995, and $0.8 million of unrealized losses at December 31, 1994, on the investments held in the trust funds. The accumulated reserve for decommissioning costs was adjusted by a corresponding amount.

     (c)  Cumulative Preferred Stock of Utilities -

      The estimated fair value of this stock of $11.3 million and $10.2 million at December 31, 1995, and December 31, 1994, respectively, is based upon the market yield of similar securities and quoted market prices.

     (d)  Long-Term Debt -

     At December 31, 1995, and December 31, 1994, the carrying amount of long-term debt was $483 million for both periods, compared to estimated fair values of $507 million and $459 million, respectively. The estimated fair value of long-term debt is based upon the market yield of similar securities and quoted market prices.

      Since Utilities is subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of financial instruments may not be realized by the Company's parent.

(11) COMMITMENTS AND CONTINGENCIES:
     (a)  Construction Program -

      The Company's construction and acquisition program anticipates expenditures of approximately $164 million for 1996, and additional expenditures of approximately $13 million for mandated energy efficiency programs. These energy efficiency expenditures will be deferred pursuant to IUB rules as discussed in Note 3(c). Substantial commitments have been made in connection with these expenditures.

     (b)  Purchase Power Contracts -

      Utilities is purchasing power from UE under a firm capacity contract with 1996 and 1997 requirements of 80 Mw and 60 Mw of delivered capacity, respectively. Utilities will also purchase an additional annual maximum interruptible capacity of up to 54 Mw of 25 Hz power, which extends through 1998. The costs of capacity purchases for these contracts are reflected in "Purchased power" in the Consolidated Statements of Income.

      Utilities has also entered into an agreement with Basin Electric Power Cooperative to purchase capacity of 50 Mw, 75 Mw, 100 Mw and 100 Mw during the annual six-month summer season for the years 1996 through 1999, respectively.

      Total capacity charges expected to be incurred under all existing contracts will approximate $14.1 million, $11.1 million, $3.3 million, $3.4 million and $0.4 million for the years 1996-2000, respectively.

     (c)  Coal Contract Commitments -

      Utilities has entered into coal supply contracts which expire between 1996 and 2001 for its fossil-fueled generating stations. At
December 31, 1995, the contracts cover approximately $158 million of coal over the life of the contracts, which includes $55 million expected to be incurred in 1996. Utilities expects to supplement these coal contracts with spot market purchases to fulfill its future fossil fuel needs.

     (d)  Information Technology Services -

      The Company entered into an agreement, expiring in 2004, with Electronic Data Systems Corporation (EDS) for information technology services. The contract is subject to declining termination fees. The Company's anticipated operating and capital expenditures under the agreement for 1996 are estimated to total approximately $12.5 million. Future costs under the agreement are variable and are dependent upon the Company's level of usage of technological services from EDS.

     (e)  Nuclear Insurance Programs -

      Public liability for nuclear accidents is governed by the Price Anderson Act of 1988 which sets a statutory limit of $8.9 billion for liability to the public for a single nuclear power plant incident and requires nuclear power plant operators to provide financial protection for this amount. As required, Utilities provides this financial protection for a nuclear incident at the DAEC through a combination of liability insurance ($200 million) and industry-wide retrospective payment plans ($8.7 billion). Under the industry-wide plan, each operating licensed nuclear reactor in the United States is subject to an assessment in the event of a nuclear incident at any nuclear plant in the United States. Based on its ownership of the DAEC, Utilities could be assessed a maximum of $79.3 million per nuclear incident, with a maximum of $10 million per incident per year (of which Utilities' 70% ownership portion would be approximately $55 million and $7 million, respectively) if losses relating to the incident exceeded $200 million. These limits are subject to adjustments for changes in the number of participants and inflation in future years.

      Utilities is a member of Nuclear Mutual Limited (NML) and Nuclear Electric Insurance Limited (NEIL). These companies provide $1.9 billion of insurance coverage on certain property losses at DAEC for property damage, decontamination and premature decommissioning. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair and premature decommissioning. NEIL also provides separate coverage for the cost of replacement power during certain outages. Owners of nuclear generating stations insured through NML and NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. NML and NEIL's accumulated reserve funds are currently sufficient to more than cover its exposure in the event of a single incident under the primary and excess property damage or replacement power coverages. However, Utilities could be assessed annually a maximum of $3.1 million under NML, $9.8 million for NEIL property and $0.7 million for NEIL replacement power if losses exceed the accumulated reserves funds. Utilities is not aware of any losses that it believes are likely to result in an assessment.

     In the unlikely event of a catastrophic loss at DAEC, the amount of insurance available may not be adequate to cover property damage, decontamination and premature decommissioning. Uninsured losses, to the extent not recovered through rates, would be borne by Utilities and could have a material adverse effect on Utilities' financial position and results of operations.

     (f)  Environmental Liabilities -

     The Company has recorded environmental liabilities of approximately $46.4 million in its Consolidated Balance Sheets at December 31, 1995. The significant items are discussed below.

          Former Manufactured Gas Plant (FMGP) Sites

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites, but believes it is not responsible for two of these sites. There are also six other sites for which it may be designated as a PRP in the future. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities believes it has completed the remediation of five sites although it is in the process of obtaining final approval from the applicable environmental agencies on this issue for each site. Utilities is in various stages of the investigation and/or remediation processes for 19 sites and expects to begin the investigation process in 1996 for the two other sites. Utilities estimates the range of costs to be incurred for investigation and/or remediation of the sites to be approximately $22 million to $55 million.

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $35 million (including $4.6 million as current liabilities) at December 31, 1995. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages or has not started. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known. Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with several of the sites for which remediation has been completed.

      Utilities has begun pursuing claims under its prior coverage for investigation, mitigation, prevention, remediation, and monitoring costs from its insurance carriers and is investigating the potential for third party cost sharing for FMGP investigation and clean-up costs. The amount of shared costs, if any, cannot be reasonably determined and, accordingly, no potential sharing has been recorded at December 31, 1995. Regulatory assets of approximately $35 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

          National Energy Policy Act of 1992

      The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases and, for the DAEC, averages $1.4 million annually through 2007, of which Utilities' 70% share is $1.0 million. Utilities is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. Utilities' 70% share of the future assessment, $10.9 million payable through 2007, has been recorded as a liability in the Consolidated Balance Sheets, including $0.8 million included in "Current liabilities - Environmental liabilities," with a related regulatory asset for the unrecovered amount.

     (g)  Air Quality Issues -

      The Clean Air Act Amendments Act of 1990 (Act) requires emission reductions of sulfur dioxide and nitrogen oxides (NOx) to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act are being implemented in two phases with Phase I affecting two of Utilities' units beginning in 1995 and Phase II affecting all units beginning in the year 2000. Utilities has completed the modifications necessary to meet the Phase I requirements and has installed continuous emission monitors on all affected units as required by the Act. Utilities expects to meet the requirements of Phase II by switching to lower sulfur fuels, capital expenditures primarily related to fuel burning equipment and boiler modifications and the possible purchase of sulfur dioxide allowances. Utilities estimates capital expenditures at approximately $20 million, including $4 million in 1996, in order to meet the acid rain requirements of the Act.

      The acid rain program under the Act also creates sulfur dioxide allowances. An allowance is defined as an authorization for an owner to emit one ton of sulfur dioxide into the atmosphere. Currently, Utilities receives a sufficient number of allowances annually to offset its emissions of sulfur dioxide from its Phase I units. It is anticipated that in the year 2000, when the Phase II units participate in the allowance program, Utilities may have an insufficient number of allowances annually to offset its estimated emissions and may have to purchase additional allowances, or make modifications to the plants or limit operations to reduce emissions. Utilities is reviewing its options to ensure that it will have sufficient allowances to offset its emissions in the year 2000 and thereafter. Utilities believes that the potential cost of ensuring sufficient allowances will not have a material adverse effect on its financial position or results of operations.

      The Act also requires the United States Environmental Protection Agency (EPA) to study and regulate, if necessary, additional issues that potentially affect the electric utility industry, including emissions relating to nitrogen oxides (NOx), ozone transport and mercury. Currently, the impacts of these potential regulations are too speculative to quantify.

     In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling methods, suggests that the Cedar Rapids area could be classified as "nonattainment" for the National Ambient Air Quality Standard (NAAQS) established for sulfur dioxide. The worst-case modeling study suggests that two of Utilities' generating facilities contribute to the modeled exceedences and recommends that additional monitors be located near Utilities' sources to assess actual ambient air quality. In the event that Utilities' facilities contribute excessive emissions, Utilities would be required to reduce emissions, which would primarily entail capital expenditures for modifications to the facilities. Utilities is currently reviewing EPA's assumptions and modeling results and is proposing a strategy to voluntarily reduce the excessive emissions through modification of its facilities at a potential capital cost of up to $10 million over the next four years.

     (h)  FERC Order No. 636 -

      Pursuant to FERC Order No. 636 (Order 636), which transitions the natural gas supply business to a less regulated environment, Utilities has enhanced access to competitively priced gas supply and more flexible transportation services. However, under Order 636, Utilities is required to pay certain transition costs incurred and billed by its pipeline suppliers.

     Utilities began paying the transition costs in 1993 and at December 31, 1995, has recorded a liability of $5.0 million for those transition costs that have been incurred, but not yet billed, by the pipelines to date, including $1.9 million expected to be billed through 1996. Utilities is currently recovering the transition costs from its customers through its Purchased Gas Adjustment Clauses as such costs are billed by the pipelines. Transition costs, in addition to the recorded liability, that may ultimately be charged to Utilities could approximate $7.0 million. The ultimate level of costs to be billed to Utilities depends on the pipelines' future filings with the FERC and other future events, including the market price of natural gas. However, Utilities believes any transition costs that the FERC would allow the pipelines to collect from Utilities would be recovered from its customers, based upon regulatory treatment of these costs currently and similar past costs by the IUB. Accordingly, regulatory assets, in amounts corresponding to the recorded liabilities, have been recorded to reflect the anticipated recovery.

 (12)     JOINTLY-OWNED ELECTRIC UTILITY PLANT:

      Under joint ownership agreements with other Iowa utilities, Utilities has undivided ownership interests in jointly-owned electric generating stations and related transmission facilities. Each of the respective owners is responsible for the financing of its portion of the construction costs. Kilowatt-hour generation and operating expenses are divided on the same basis as ownership with each owner reflecting its respective costs in its Statements of Income. Information relative to Utilities' ownership interest in these facilities at December 31, 1995 is as follows:

                                                Ottumwa      Neal
                                      DAEC       Unit 1     Unit 3
                                            ($ in millions)

Utility plant in service            $ 498.0     $ 189.3     $  56.2
Accumulated depreciation            $ 201.2     $  86.0     $  27.1
Construction work in progress       $   2.7     $   1.7     $   0.7
Plant capacity - Mw                     520         716         515
Percent ownership                        70%         48%         28%
In-service date                        1974        1981        1975


(13) SEGMENTS OF BUSINESS:

      The principal business segments of the Company are the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas. Certain financial information relating to the Company's significant segments of business is presented below:

                                          Year Ended December 31
                                             1995           1994       1993
                                                (in thousands)
Operating results:
  Revenues -
    Electric                            $   560,471   $   537,327   $  550,521
    Gas                                     137,292       139,033      154,318

  Operating income -
    Electric                                130,390       125,487      128,994
    Gas                                       9,208         8,135       13,750

Other information:
  Depreciation and amortization -
    Electric                                 72,487        68,640       63,832
    Gas                                       6,176         6,214        5,186

  Construction and acquisition
  expenditures -
    Electric                                108,902       120,180       96,736
    Gas                                       9,368        10,066       15,428

  Assets -
    Identifiable assets -
      Electric                           1,395,666     1,347,024     1,288,505
      Gas                                  192,045       186,911       164,773
                                         1,587,711     1,533,935     1,453,278
    Other corporate assets                 120,924       111,433        93,700
        Total consolidated             $ 1,708,635   $ 1,645,368   $ 1,546,978


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

        None.


                                PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

      Information regarding the identification of directors is included in Exhibit 99 and is incorporated herein by reference. Exhibit 99 is primarily an excerpt from the IES Industries Inc. definitive proxy statement prepared for the 1996 annual meeting of stockholders, which will be filed within 120 days of December 31, 1995. The executive officers of the registrant are as follows:

Executive Officers of the Registrant  (Effective February 6, 1996)


     Lee Liu, 62, Chairman of the Board & Chief Executive Officer. First elected officer in 1975. (1)


     Blake O. Fisher, Jr., 51, President, Chief Operating Officer & Chief Financial Officer and Director. First elected officer in 1991. (2)


     James E. Hoffman, 43, Executive Vice President, Customer Service & Energy Delivery. First elected officer in 1995. (3)


     Stephen W. Southwick, 49, Vice President, General Counsel & Secretary. First elected officer in 1982.


     John F.  Franz,  Jr., 56, Vice President, Nuclear.   First  elected
     officer in 1992. (4)


     Philip D. Ward, 55, Vice President, Engineering & Generation. First elected officer in 1990.


     Harold  W.  Rehrauer, 58, Vice President, Field Operations.   First
     elected officer in 1987.


     Richard A. Gabbianelli, 39, Controller & Chief Accounting Officer. First elected officer in 1994.


     Dennis B. Vass, 46, Treasurer.  First elected officer in 1995. (5)



     Officers are elected annually by the Board of Directors and each of the officers named above, except James E. Hoffman, John F. Franz, Jr. and Dennis B. Vass, have been employed by the Company as an officer or in other responsible positions at such companies for at least five years. There are no family relationships among these officers. There are no arrangements or understandings with respect to election of any person as an officer.

      (1) Lee Liu was elected Chairman of the Board, President & Chief Executive Officer effective February 21, 1996.

      (2) Blake O. Fisher, Jr. resigned as President, Chief Operating Officer & Chief Financial Officer and Director of IES Utilities Inc. effective February 21, 1996.

      (3) Prior to the appointment of James E. Hoffman as Executive Vice President, Customer Service & Energy Delivery in 1995, he was employed by MCI Communications as Chief Information Officer from 1990 to 1995 and by Telecom*USA as Vice President, Information Services from 1988 to 1990.

      (4) Prior to the appointment of John F. Franz, Jr. as Vice President, Nuclear in 1992, he was employed by Philadelphia Electric Company as Plant Manager, Peach Bottom Atomic Power Station.

      (5) Dennis B. Vass was elected as Treasurer & Principal Financial Officer effective February 21, 1996. Prior to the appointment of Mr. Vass as Treasurer of the Company in February 1995, he was employed by Consumers Power Company as Financial Projects Director and by the Company in April 1991, as Manager of Finance.


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

                            PART IV


Item  14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                     Page No.

(a)  1.   Financial Statements -

          Included in Part II of this report -

          Report of Management.                                       59 - 60

          Report of Independent Public Accountants.                      61

          Consolidated Statements of Income for the
          years ended December 31, 1995, 1994 and 1993.                  62

          Consolidated Statements of Retained Earnings
          for the years ended December 31, 1995, 1994 and 1993.          63

          Consolidated Balance Sheets at December 31, 1995
          and 1994.                                                   64 - 65

          Consolidated Statements of Capitalization at
          December 31, 1995 and 1994.                                    66

          Consolidated Statements of Cash Flows for the
          years ended December 31, 1995, 1994 and 1993.                  67

          Notes to Consolidated Financial Statements.                 68 - 97


(a)  2.   Financial Statement Schedules -

          Included in Part IV of this report -

          Schedule II -  Valuation and Qualifying Accounts
                         and Reserves for the years ended
                         December 31, 1995, 1994 and 1993.              103


          Other schedules are omitted as not required under Rules of Regulation S-X.

(a)  3.   Exhibits -

          See Exhibit Index beginning on page 106.


(b)       Reports on Form 8-K -


          Items Reported   Financial Statements        Date of Report

                5,7              None               February 9, 1996  (1)
                 7               None               December 8, 1995  (2)
                5,7              None               November 10, 1995 (3)


(1) The Form 8-K report was filed on February 20, 1996 with the earliest event reported occurring on February 9, 1996.

(2) The Form 8-K report was filed on December 11, 1995 with the earliest event reported occurring on December 8, 1995.

(3) The Form 8-K report was filed on November 21, 1995 with the earliest event reported occurring on November 10, 1995.



                           IES UTILITIES INC.

       SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

          FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



          Column A                                 Column B         Column E

                                                   Balance           Balance
         Description                              January 1        December 31
                                                          (in thousands)

1995:
   Accumulated provision for
    uncollectible accounts                        $    650           $    676

   Accumulated provision for rate refunds         $     -            $    106

1994:
   Accumulated provision for
    uncollectible accounts                        $    409           $    650

   Accumulated provision for rate refunds         $  8,670           $     -

1993:
   Accumulated provision for
    uncollectible accounts                        $    567           $    409

   Accumulated provision for rate refunds         $  9,020           $  8,670




                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March 1996.


                                   IES UTILITIES INC.
                                      (Registrant)



                                   By /s/           Lee Liu
                                                    Lee Liu
                                        Chairman of the Board, President &
                                              Chief Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 1996:




/s/  Lee Liu                        Chairman of  the  Board, President &
     Lee Liu                        Chief Executive Officer
                                    (Principal Executive Officer)


/s/  Dennis B. Vass                 Treasurer and  Principal Financial Officer
     Dennis B. Vass                 (Principal  Financial Officer)



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

  *  3(b)  Bylaws of Registrant, as amended February 6, 1996.

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

     4(b)  Supplemental Indentures to the Mortgage:

       Number           Dated as of        IE File Reference    Exhibit

   First             October 1, 1993      Form 10-Q, 11/12/93   4(d)
   Second            November 1, 1993     Form 10-Q, 11/12/93   4(e)
   Third             March 1, 1995        Form 10-Q, 5/12/95    4(b)

     4(c) Indenture of Mortgage and Deed of Trust, dated as of August 1, 1940, between the Company (formerly IE) and The First National Bank of Chicago, Trustee (1940 Indenture) (Filed as Exhibit 2(a) to IE's Registration Statement, File No. 2-25347).

     4(d)  Supplemental Indentures to the 1940 Indenture:


  Number             Dated as of          IE File Reference     Exhibit

  First              March 1, 1941        2-25347               2(a)
  Second             July 15, 1942        2-25347               2(a)
  Third              August 2, 1943       2-25347               2(a)
  Fourth             August 10, 1944      2-25347               2(a)
  Fifth              November 10, 1944    2-25347               2(a)
  Sixth              August 8, 1945       2-25347               2(a)
  Seventh            July 1, 1946         2-25347               2(a)
  Eighth             July 1, 1947         2-25347               2(a)
  Ninth              December 15, 1948    2-25347               2(a)
  Tenth              November 1, 1949     2-25347               2(a)
  Eleventh           November 10, 1950    2-25347               2(a)
  Twelfth            October 1, 1951      2-25347               2(a)
  Thirteenth         March 1, 1952        2-25347               2(a)
  Fourteenth         November 5, 1952     2-25347               2(a)
  Fifteenth          February 1, 1953     2-25347               2(a)
  Sixteenth          May 1, 1953          2-25347               2(a)
  Seventeenth        November 3, 1953     2-25347               2(a)
  Eighteenth         November 8, 1954     2-25347               2(a)
  Nineteenth         January 1, 1955      2-25347               2(a)
  Twentieth          November 1, 1955     2-25347               2(a)
  Twenty-first       November 9, 1956     2-25347               2(a)
  Twenty-second      November 6, 1957     2-25347               2(a)
  Twenty-third       November 4, 1958     2-25347               2(a)
  Twenty-fourth      November 3, 1959     2-25347               2(a)
  Twenty-fifth       November 1, 1960     2-25347               2(a)
  Twenty-sixth       January 1, 1961      2-25347               2(a)
  Twenty-seventh     November 7, 1961     2-25347               2(a)
  Twenty-eighth      November 6, 1962     2-25347               2(a)
  Twenty-ninth       November 5, 1963     2-25347               2(a)
  Thirtieth          November 4, 1964     2-25347               2(a)
  Thirty-first       November 2, 1965     2-25347               2(a)
  Thirty-second      September 1, 1966    Form 10-K, 1966       4.10
  Thirty-third       November 30, 1966    Form 10-K, 1966       4.10
  Thirty-fourth      November 7, 1967     Form 10-K, 1967       4.10
  Thirty-fifth       November 5, 1968     Form 10-K, 1968       4.10
  Thirty-sixth       November 1, 1969     Form 10-K, 1969       4.10
  Thirty-seventh     December 1, 1970     Form 8-K, 12/70       1
  Thirty-eighth      November 2, 1971     2-43131               2(g)
  Thirty-ninth       May 1, 1972          Form 8-K, 5/72        1
  Fortieth           November 7, 1972     2-56078               2(i)
  Forty-first        November 7, 1973     2-56078               2(j)
  Forty-second       September 10, 1974   2-56078               2(k)
  Forty-third        November 5, 1975     2-56078               2(l)
  Forty-fourth       July 1, 1976         Form 8-K, 7/76        1
  Forty-fifth        November 1, 1976     Form 8-K, 12/76       1
  Forty-sixth        December 1, 1977     2-60040               2(o)
  Forty-seventh      November 1, 1978     Form 10-Q, 6/30/79    1
  Forty-eighth       December 1, 1979     Form S-16, 2-65996    2(q)
  Forty-ninth        November 1, 1981     Form 10-Q, 3/31/82    2
  Fiftieth           December 1, 1980     Form 10-K, 1981       4(s)
  Fifty-first        December 1, 1982     Form 10-K, 1982       4(t)
  Fifty-second       December 1, 1983     Form 10-K, 1983       4(u)
  Fifty-third        December 1, 1984     Form 10-K, 1984       4(v)
  Fifty-fourth       March 1, 1985        Form 10-K, 1984       4(w)
  Fifty-fifth        March 1, 1988        Form 10-Q, 5/12/88    4(b)
  Fifty-sixth        October 1, 1988      Form 10-Q, 11/10/88   4(c)
  Fifty-seventh      May 1, 1991          Form 10-Q, 8/13/91    4(d)
  Fifty-eighth       March 1, 1992        Form 10-K, 1991       4(c)
  Fifty-ninth        October 1, 1993      Form 10-Q, 11/12/93   4(a)
  Sixtieth           November 1, 1993     Form 10-Q, 11/12/93   4(b)
  Sixty-first        March 1, 1995        Form 10-Q, 5/12/95    4(a)


     4(e)  Indenture or Deed of Trust dated as of February 1,
           1923, between the Company (successor to Iowa Southern Utilities Company (IS) as result of merger of IS and IE) and The Northern Trust Company (The First National Bank of Chicago, successor) and Harold H. Rockwell (Richard D. Manella, successor), as Trustees (1923 Indenture) (Filed as Exhibit B-1 to File No. 2-1719).

     4(f)  Supplemental Indentures to the 1923 Indenture:


   Dated as of            File Reference    Exhibit

   May 1, 1940            2-4921            B-1-k
   May 2, 1940            2-4921            B-1-l
   October 1, 1945        2-8053            7(m)
   October 2, 1945        2-8053            7(n)
   January 1, 1948        2-8053            7(o)
   September 1, 1950      33-3995           4(e)
   February 1, 1953       2-10543           4(b)
   October 2, 1953        2-10543           4(q)
   August 1, 1957         2-13496           2(b)
   September 1, 1962      2-20667           2(b)
   June 1, 1967           2-26478           2(b)
   February 1, 1973       2-46530           2(b)
   February 1, 1975       2-53860           2(aa)
   July 1, 1975           2-54285           2(bb)
   September 2, 1975      2-57510           2(bb)
   March 10, 1976         2-57510           2(cc)
   February 1, 1977       2-60276           2(ee)
   January 1, 1978        0-849             2
   March 1, 1979          0-849             2
   March 1, 1980          0-849             2
   May 31, 1986           33-3995           4(g)
   July 1, 1991           0-849             4(h)
   September 1, 1992      0-849             4(m)
   December 1, 1994       0-4117-1          4(f)


     4(g) Indenture (For Unsecured Subordinated Debt Securities), dated as of December 1, 1995, between the Company and The First National Bank of Chicago, as Trustee (Subordinated Indenture) (Filed as Exhibit 4(i) to the Company's Amendment No. 1 to Registration Statement, File No. 33-62259).

     4(h)  Officer's Certificate establishing the terms  of  new
           Series  of  Subordinated  Debentures  (Filed  as  Exhibit  4   to
           Utilities' Current Report on Form 8-K, dated December 8, 1995).

    10(a) Operating and Transmission Agreement between Central Iowa Power Cooperative and IE (Filed as Exhibit 10(q) to IE's Form 10-K for the year 1990).

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

    10(g)  Second Amended and Restated Credit Agreement dated
           as of September 17, 1987 between Arnold Fuel, Inc. and the First National Bank of Chicago and the Amended and Restated Consent and Agreement dated as of September 17, 1987 by IE. (Filed as
           Exhibit 10(j) to IE's Form 10-K for the year 1987).


Management Contracts and/or Compensatory Plans (Exhibits 10(h) through 10(q))


    10(h)  Supplemental Retirement Plan.  (Filed as Exhibit
           10(l) to Industries' Form 10-K for the year 1987).

    10(i)  Management Incentive Compensation Plan.  (Filed as
           Exhibit 10(m) to Industries' Form 10-K for the year 1987).

    10(j) Key Employee Deferred Compensation Plan. (Filed as Exhibit 10(n) to Industries' Form 10-K for the year 1987).

    10(k)  Long-Term Incentive Plan.  (Filed as Exhibit A to
           Industries' Proxy Statement dated March 20, 1995).

    10(l) Executive Guaranty Plan. (Filed as Exhibit 10(p) to Industries' Form 10-K for the year 1987).

    10(m)  Executive Change of Control Severance Agreement.
           (Filed  as  Exhibit 10(s) to Industries' Form 10-K for  the  year
           1989).

    10(n)  Amendments to Key Employee Deferred Compensation
           Agreement for Directors. (Filed as Exhibit 10(u) to Industries' Form 10-Q for the quarter ended March 31, 1990).

    10(o)  Amendments to Key Employee Deferred Compensation
           Agreement  for  Key  Employees.   (Filed  as  Exhibit  10(v)   to
           Industries' Form 10-Q for the quarter ended March 31, 1990).

    10(p)  Amendments to Management Incentive  Compensation
           Plan.   (Filed as Exhibit 10(y) to Industries' Form 10-Q for  the
           quarter ended March 31, 1990).

    10(q) Director Retirement Plan. (Filed as Exhibit 10(t) to Industries' Form 10-K for the year 1993).

    10(r) Agreement for Purchase and Sale of Certain Assets and Real Estate and Assignment of Easements, Leases and Licenses between Union Electric Company (Seller) and IE (Buyer). (Filed as
           Exhibit 10(t) to IE's Form 10-K for the year 1991).

    10(s) Receivables Purchase and Sale Agreement dated as of June 30, 1989, as Amended and Restated as of April 15, 1994, among IES Utilities Inc. (as Seller) and CIESCO L.P. (as the Investor) and Citicorp North America, Inc. (as Agent). (Filed as Exhibit 10(a) to the Company's Form 10-Q for the quarter ended March 31, 1994).

    10(t) Guaranty (IES Utilities Trust No. 1994-A) from IES Utilities Inc., dated as of June 29, 1994. (Filed as Exhibit 10(b) to the Company's Form 10-Q for the quarter ended June 30, 1994 (File No. 0-4117-1)).

    10(u)  Agreement and Plan of Merger between IE and IS dated  as  of
           June 4, 1993 (Agreement and Plan of Merger) (Filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated June 4, 1993 (File No. 0-4117-1)).

    10(v) Amendment 1 dated June 16, 1993, to the Agreement and Plan of Merger (Filed as Exhibit 2(b) to the IE Registration Statement on Form S-3, dated September 14, 1993 (File No. 33-68796)).

    10(w)  Amendment  2  dated September 8, 1993, to the Agreement  and
           Plan of Merger (Filed as Exhibit 2(c) to the IE Registration Statement on Form S-3, dated September 14, 1993 (File No. 33-68796)).

    10(x)  Amendment  3 dated September 27, 1993, to the Agreement  and
           Plan of Merger (Filed as Exhibit 2(d) to the IE Current Report on Form 8-K, dated December 9, 1993 (File No. 0-4117-1)).

    10(y)  Copy  of Coal Supply Agreement, dated July 27, 1977, between
           IS and Sunoco Energy Development Co. (former parent of Cordero Mining Co.), and letter memorandum thereto, dated October 29, 1984, relating to the purchase of coal supplies for the fuel requirements at the Ottumwa Generating Station. (Filed as Exhibit 10-A-4 to File No. 33-3995).

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