Form 10-Q
period 1996-03-31
IES UTILITIES INC
filed 1996-05-14
CIK 52485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1996

                                   OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from                to
Commission file number                     0-4117-1


                            IES UTILITIES INC.
         (Exact name of registrant as specified in its charter)

             Iowa                                   42-0331370
(State or other jurisdiction of                (I.R.S.Employer
 incorporation or organization)                 Identification No.)

  IES Tower, Cedar Rapids, Iowa                        52401
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  (319) 398-4411


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                          Outstanding at  April 30, 1996
Common  Stock, $2.50 par value                   13,370,788 shares



                           IES UTILITIES INC.


                                  INDEX




                                                                Page No.


Part I.  Financial Information.



Item 1.  Consolidated Financial Statements.

       Consolidated Balance Sheets -
         March 31, 1996 and December 31, 1995                    3 - 4

       Consolidated Statements of Income -
         Three and Twelve Months Ended
         March 31, 1996 and 1995                                   5

       Consolidated Statements of Cash Flows -
         Three and Twelve Months Ended
         March 31, 1996 and 1995                                   6

       Notes to Consolidated Financial Statements                7 - 17

Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition.         18 - 39



Part II.  Other Information.                                    40 - 42



Signatures.                                                        43



                               PART 1. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS
                                 CONSOLIDATED BALANCE SHEETS


                                                 March 31,
                                                   1996            December 31,
ASSETS                                          (Unaudited)             1995
                                                        (in thousands)

Property, plant and equipment:
  Utility -
    Plant in service -
        Electric                                $ 1,909,500        $ 1,900,157
        Gas                                         166,248            165,825
        Other                                       106,504            106,396
                                                  2,182,252          2,172,378
    Less - Accumulated depreciation                 973,304            950,324
                                                  1,208,948          1,222,054
    Leased nuclear fuel, net of amortization         34,915             36,935
    Construction work in progress                    65,862             52,772
                                                  1,309,725          1,311,761
  Other, net of accumulated depreciation
    and amortization of $1,261,000 and
    $1,166,000, respectively                          5,073              5,477
                                                  1,314,798          1,317,238


Current assets:
  Cash and temporary cash investments                   434              2,734
  Accounts receivable -
    Customer, less reserve                           27,003             18,619
    Other                                             7,987              8,912
  Production fuel, at average cost                   12,313             12,155
  Materials and supplies, at average cost            24,017             27,229
  Regulatory assets                                  24,914             22,791
  Prepayments and other                              12,685             19,402
                                                    109,353            111,842


Investments:
  Nuclear decommissioning trust funds                49,543             47,028
  Cash surrender value of life insurance
    policies                                          3,751              3,582
  Other                                                 561                475
                                                     53,855             51,085


Other assets:
  Regulatory assets                                 208,039            207,202
  Deferred charges and other                         20,902             21,268
                                                    228,941            228,470
                                                $ 1,706,947        $ 1,708,635


                      CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                 March 31,
                                                   1996            December 31,
CAPITALIZATION AND LIABILITIES                  (Unaudited)            1995
                                                         (in thousands)
Capitalization:
  Common stock - par value $2.50 per
    share - authorized 24,000,000 shares;
    13,370,788 shares outstanding               $    33,427        $    33,427
  Paid-in surplus                                   279,042            279,042
  Retained earnings                                 216,421            212,522
      Total common equity                           528,890            524,991
  Cumulative preferred stock - par
    value $50 per share - authorized
    466,406 shares; 366,406 shares outstanding       18,320             18,320
  Long-term debt (excluding current portion)        465,513            465,463
                                                  1,012,723          1,008,774


Current liabilities:
  Notes payable to associated companies               3,241              8,888
  Other short-term borrowings                        92,000            101,000
  Capital lease obligations                          14,780             15,717
  Maturities and sinking funds                       15,140             15,140
  Accounts payable                                   51,455             64,564
  Accrued interest                                    9,753              8,038
  Accrued taxes                                      68,062             50,369
  Accumulated refueling outage provision             10,236              7,690
  Adjustment clause balances                          6,535              3,148
  Environmental liabilities                           5,421              5,521
  Other                                              17,862             17,300
                                                    294,485            297,375


Long-term liabilities:
  Pension and other benefit obligations              43,265             41,866
  Capital lease obligations                          20,135             21,218
  Environmental liabilities                          41,053             40,905
  Other                                               7,926              8,719
                                                    112,379            112,708


Deferred credits:
  Accumulated deferred income taxes                 250,906            252,663
  Accumulated deferred investment tax credits        36,454             37,115
                                                    287,360            289,778

Commitments and contingencies (Note 6)


                                                $ 1,706,947        $ 1,708,635

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                  For the Three                   For the Twelve
                                                                  Months Ended                    Months Ended
                                                                    March 31                        March 31
                                                               1996            1995            1996            1995
                                                                                  (in thousands)
Operating revenues:
    Electric                                                $ 125,368       $ 116,577       $ 569,262       $ 529,987
    Gas                                                        69,241          53,175         153,358         127,074
    Other                                                       4,159           3,087          13,135           9,131
                                                              198,768         172,839         735,755         666,192


Operating expenses:
    Fuel for production                                        20,292          19,443          97,105          83,051
    Purchased power                                            14,469          16,314          65,029          71,506
    Gas purchased for resale                                   47,369          38,133         100,434          84,356
    Other operating expenses                                   38,358          34,411         149,196         135,711
    Maintenance                                                 9,992          11,679          41,899          50,326
    Depreciation and amortization                              22,024          20,589          80,820          76,744
    Taxes other than income taxes                              12,060          12,374          44,699          43,258
                                                              164,564         152,943         579,182         544,952


Operating income                                               34,204          19,896         156,573         121,240


Interest expense and other:
   Interest expense                                            10,893          10,458          44,895          41,502
   Allowance for funds used during construction                  -690          -1,115          -2,999          -4,148
   Miscellaneous, net                                            -963               8            -117            -970
                                                                9,240           9,351          41,779          36,384


Income before income taxes                                     24,964          10,545         114,794          84,856


Income taxes:
    Current                                                    13,361          -1,985          48,812          26,717
    Deferred                                                   -1,864           7,041           1,409           8,369
    Amortization of investment tax credits                       -661            -672          -2,674          -2,657
                                                               10,836           4,384          47,547          32,429


Net income                                                     14,128           6,161          67,247          52,427
Preferred dividend requirements                                   229             229             914             914
Net income available for common stock                       $  13,899       $   5,932       $  66,333       $  51,513


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                          For the Three                    For the Twelve
                                                                          Months Ended                      Months Ended
                                                                            March 31                          March 31
                                                                       1996            1995             1996            1995
                                                                                          (in thousands)

  Cash flows from operating activities:
    Net income                                                      $  14,128       $   6,161        $  67,247       $  52,427
    Adjustments to reconcile net income to net cash
     flows from operating activities -
       Depreciation and amortization                                   22,024          20,589           80,820          76,744
       Amortization of principal under capital
         lease obligations                                              4,624           2,556           17,781          14,375
       Deferred taxes and investment tax credits                       -2,525           6,369           -1,265           5,712
       Refueling outage provision                                       2,546          -8,528            3,569             871
       Amortization of other assets                                     2,913           1,056            9,247           2,740
       Other                                                                0            -263              447          -1,063
    Other changes in assets and liabilities -
       Accounts receivable                                             -7,459             126          -17,302           6,869
       Production fuel, materials and supplies                            902             -52            2,612          -2,678
       Accounts payable                                               -10,296          -4,239          -10,451          21,504
       Accrued taxes                                                   17,070           6,217           16,638          10,730
       Provision for rate refunds                                         166           8,000           -7,728          -1,085
       Adjustment clause balances                                       3,387           4,235            3,733          -7,071
       Gas in storage                                                   7,744           7,375            2,798            -796
       Other                                                            1,506           6,417           -6,006          10,919
         Net cash flows from operating activities                      56,730          56,019          162,140         190,198


  Cash flows from financing activities:
    Dividends declared on common stock                                -10,000         -13,000          -40,000         -58,000
    Dividends declared on preferred stock                                -229            -229             -914            -914
    Proceeds from issuance of long-term debt                                0          50,000           50,000          50,000
    Reductions in long-term debt                                            0         -50,000          -50,140         -50,224
    Net change in short-term borrowings                               -14,647         -11,951           51,697          43,544
    Principal payments under capital lease obligations                 -4,913          -3,662          -15,714         -16,246
    Sale of utility accounts receivable                                     0          10,000           -6,000          10,800
    Other                                                                 -86               0           -1,910               0
      Net cash flows from financing activities                        -29,875         -18,842          -12,981         -21,040


  Cash flows from investing activities:
    Construction and acquisition expenditures -
        Utility                                                       -23,374         -27,644         -121,833        -155,182
        Other                                                            -197            -572           -2,965          -2,145
    Deferred energy efficiency expenditures                            -3,667          -3,537          -18,159         -16,295
    Nuclear decommissioning trust funds                                -1,502          -1,383           -6,219          -5,532
    Other                                                                -415          -3,686           -2,039            -254
      Net cash flows from investing activities                        -29,155         -36,822         -151,215        -179,408


  Net increase (decrease) in cash and temporary
    cash investments                                                   -2,300             355           -2,056         -10,250


  Cash and temporary cash investments at beginning of period            2,734           2,135            2,490          12,740


  Cash and temporary cash investments at end of period              $     434       $   2,490        $     434       $   2,490


  Supplemental cash flow information:
    Cash paid during the period for -
      Interest                                                      $   8,530       $   8,254        $  44,845       $  40,281
      Income taxes                                                  $   7,138       $   2,850        $  33,371       $  37,368

    Noncash investing and financing activities -
      Capital lease obligations incurred                            $   2,604       $   1,116        $   4,405       $  15,217


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             March 31, 1996


(1)  GENERAL:

     The interim Consolidated Financial Statements have been prepared by IES Utilities Inc. (Utilities) and its consolidated subsidiaries (collectively the Company), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission
(SEC). Utilities is a wholly-owned subsidiary of IES Industries Inc. (Industries). Utilities' wholly-owned subsidiary is IES Ventures Inc. (Ventures), which is a holding company for unregulated investments. Utilities is engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas. The Company's principal markets are located in the state of Iowa.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, the Consolidated Financial Statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the results of operations and financial position. Certain prior period amounts have been reclassified on a basis consistent with the 1996 presentation.

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

      It is suggested that these Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The accounting and financial policies relative to the following items have been described in those notes and have been omitted herein because they have not changed materially through the date of this report:

     Summary of significant accounting policies
     Leases
     Utility accounts receivable (other than discussed in Note 4)
     Income taxes
     Benefit plans
     Preferred and preference stock
     Debt (other than discussed in Note 5)
     Estimated fair value of financial instruments
     Commitments and contingencies (other than discussed in Note 6) Jointly-owned electric utility plant
     Segments of business

(2)  PROPOSED MERGER OF INDUSTRIES:

      Industries, WPL Holdings, Inc. (WPLH) and Interstate Power Company
(IPC) have entered into an Agreement and Plan of Merger (Merger Agreement), dated November 10, 1995, providing for: a) IPC becoming a wholly-owned subsidiary of WPLH, and b) the merger of Industries with and into WPLH, which merger will result in the combination of Industries and WPLH as a single holding company (collectively, the Proposed Merger). The new holding company will be named Interstate Energy Corporation (Interstate Energy) and Industries will cease to exist. The Proposed Merger, which will be accounted for as a pooling of interests, has been approved by the respective Boards of Directors. It is still subject to approval by the shareholders of each company as well as several federal and state regulatory agencies. The companies expect to receive the shareholder approvals in the third quarter of 1996 and regulatory approvals by the second quarter of 1997. The corporate headquarters of Interstate Energy will be in Madison, Wisconsin.

       The business of Interstate Energy will consist of utility operations and various non-utility enterprises. The utility subsidiaries currently serve approximately 870,000 electric customers and 360,000 natural gas customers in Iowa, Wisconsin, Illinois and Minnesota.

(3)  RATE MATTERS:
     (a)  1995 Gas Rate Case -

      On  August 4, 1995, Utilities applied to the Iowa Utilities  Board
(IUB) for an annual increase in gas rates of $8.8 million, or 6.2%. An interim increase of $8.6 million was requested and the IUB, subsequently, approved an interim increase of $7.1 million annually, effective October 11, 1995, subject to refund. On April 4, 1996, the IUB issued an order approving a settlement agreement entered into by Utilities, the Office of Consumer Advocate and all three industrial intervenor groups, which allows Utilities a $6.3 million annual increase. Utilities subsequently filed final compliance tariffs and expects them to be effective in the second quarter of 1996. Primarily because of changes in rate design, there will be little or no refund obligation.

      (b)  Electric Price Announcements -

       Utilities and its Iowa-based proposed merger partner, IPC, announced in April their intentions to hold retail electric prices to their current levels until, at least, January 1, 2000. The companies made the proposal as part of their testimony in the merger-related application filed with the IUB. The companies did specify that the proposal excludes price changes due to government-mandated programs, such as energy efficiency cost recovery, or unforeseen dramatic changes in operations.

       Utilities, Wisconsin Power and Light Company (the utility subsidiary of WPLH) and IPC also agreed to freeze their wholesale electric prices for four years from the effective date of the merger as part of their merger filing with the Federal Energy Regulatory Commission (FERC). The Company does not expect the merger-related electric price proposals to have a material adverse effect on its financial position or results of operations.

     (c)  Energy Efficiency Cost Recovery -

      The IUB has current rules that mandate Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues for energy efficiency programs. Under provisions of the IUB rules, Utilities is currently recovering the energy efficiency costs incurred through 1993 for such programs, including its direct expenditures, carrying costs, a return on its expenditures and a reward. Recovery of the costs will be over a four-year period and began on June 1, 1995. In 1996 or early 1997, under provisions of the IUB rules, the Company will file for recovery of the costs relating to its 1994 and 1995 programs ($31.6 million as of March 31, 1996).

      The IUB has recently proposed changes to the Iowa statute which would 1) eliminate the 2% and 1.5% spending requirements described above in favor of IUB-determined energy savings targets and 2) eliminate the delay in recovery of energy efficiency costs by allowing recovery which is concurrent with spending, eventually eliminating the regulatory asset which exists under the current rate making mechanism. This legislation has been passed by the Iowa legislature and is awaiting signature by the governor. The Company expects the governor to sign the legislation in the second quarter of 1996.

(4)  UTILITY ACCOUNTS RECEIVABLE:

      Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At March 31, 1996, $58 million was sold under the agreement.

(5)  DEBT:

     At March 31, 1996, the Company had bank lines of credit aggregating $121.1 million, of which $92 million was being used to support commercial paper (weighted average interest rate of 5.27%) and $11.1 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At March 31, 1996, there were no borrowings outstanding under this facility.

(6)  CONTINGENCIES:
     (a)  Environmental Liabilities -

     The Company has recorded environmental liabilities of approximately $46.5 million in its Consolidated Balance Sheets at March 31, 1996. The significant items are discussed below.

          Former Manufactured Gas Plant (FMGP) Sites

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites, but believes it is not responsible for two of these sites based on extensive reviews of the ownership records and historical information available for the two sites. Utilities has notified the appropriate regulatory agency that it believes it does not have any responsibility as relates to these two sites, but no response has been received from the agency on this issue. Utilities is also aware of six other sites that it may have owned or operated in the past and for which, as a result, it may be designated as a PRP in the future in the event that environmental concerns arise at these sites. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities believes it has completed the remediation of seven sites although it is in the process of obtaining final approval from the applicable environmental agencies on this issue for each site. Utilities is in various stages of the investigation and/or remediation processes for 17 sites and expects to begin the investigation process in 1996 for the two other sites. Utilities estimates the range of additional costs to be incurred for investigation and/or remediation of the sites to be approximately $23 million to $59 million.

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $35 million (including $4.6 million as current liabilities) at March 31, 1996. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages or has not started. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known; in addition, Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with several of the sites for which remediation has been completed.

      In April 1996, Utilities filed a lawsuit against certain of its insurance carriers seeking reimbursement for investigation, mitigation, prevention, remediation and monitoring costs associated with the FMGP sites. The amount of potential recovery, if any, or the regulatory treatment of any such recoveries cannot be reasonably determined at this time and, accordingly, no estimated amounts have been recorded at March 31, 1996. Regulatory assets of approximately $35 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

          National Energy Policy Act of 1992

      The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases and, for the Duane Arnold Energy Center
(DAEC), averages $1.4 million annually through 2007, of which Utilities' 70% share is $1.0 million. Utilities is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. Utilities' 70% share of the future assessment, $10.9 million payable through 2007, has been recorded as a liability in the Consolidated Balance Sheets, including $0.8 million included in "Current liabilities - Environmental liabilities," with a related regulatory asset for the unrecovered amount.

     (b)  Air Quality Issues -

      The Clean Air Act Amendments of 1990 (Act) requires emission reductions of sulfur dioxide (SO2) and nitrogen oxides (NOx) to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act are being implemented in two phases; the Phase I requirements have been met and the Phase II requirements affect eleven other fossil units beginning in the year 2000. Utilities expects to meet the requirements of Phase II by switching to lower sulfur fuels, capital expenditures primarily related to fuel burning equipment and boiler modifications, and the possible purchase of SO2 allowances. Utilities estimates capital expenditures at approximately $20 million, including $4 million in 1996, in order to meet the acid rain requirements of the Act.

      The acid rain program under the Act also governs SO2 allowances. An allowance is defined as an authorization for an owner to emit one ton of SO2 into the atmosphere. Currently, Utilities receives a sufficient number of allowances annually to offset its emissions of SO2 from its Phase I units. It is anticipated that in the year 2000, Utilities may have an insufficient number of allowances annually to offset its estimated emissions and may have to purchase additional allowances, or make modifications to the plants or limit operations to reduce emissions. Utilities is reviewing its options to ensure that it will have sufficient allowances to offset its emissions in the future. Utilities believes that the potential cost of ensuring sufficient allowances will not have a material adverse effect on its financial position or results of operations.

      The Act also requires the United States Environmental Protection Agency (EPA) to study and regulate, if necessary, additional issues that potentially affect the electric utility industry, including emissions relating to NOx, ozone transport and mercury. Currently, the impacts of these potential regulations are too speculative to quantify.

     In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling method suggests that the Cedar Rapids area could be classified as "nonattainment" for the National Ambient Air Quality Standard (NAAQS) established for SO2. The worst-case modeling study suggested that two of Utilities' generating facilities contribute to the modeled exceedences and recommended that additional monitors be located near Utilities' sources to assess actual ambient air quality. In the event that Utilities' facilities contribute excessive emissions, Utilities would be required to reduce emissions, which would primarily entail capital expenditures for modifications to the facilities. Utilities is planning to repower one of the generating facilities that was contributing to the modeled exceedences which will have the added inherent benefit of reducing SO2 emissions. Utilities is proposing to resolve the remainder of EPA's nonattainment concerns by installing a new stack at the other generating facility contributing to the modeled exceedences at a potential capital cost of up to $4.5 million over the next four years.

     (c)  FERC Order No. 636 -

      Pursuant to FERC Order No. 636 (Order 636), which transitions the natural gas supply business to a less regulated environment, Utilities has enhanced access to competitively priced gas supply and more flexible transportation services. However, under Order 636, Utilities is required to pay certain transition costs incurred and billed by its pipeline suppliers.

      Utilities began paying the transition costs in 1993 and at March 31, 1996, has recorded a liability of $4.7 million for those transition costs that have been incurred, but not yet billed, by the pipelines to date, including $1.9 million expected to be billed through March 1997. Utilities is currently recovering the transition costs from its customers through its Purchased Gas Adjustment Clauses as such costs are billed by the pipelines. Transition costs, in addition to the recorded liability, that may ultimately be charged to Utilities could approximate $5.0 million. The ultimate level of costs to be billed to Utilities depends on the pipelines' future filings with the FERC and other future events, including the market price of natural gas. However, Utilities believes any transition costs that the FERC would allow the pipelines to collect from Utilities would be recovered from its customers, based upon regulatory treatment of these costs currently and similar past costs by the IUB. Accordingly, regulatory assets, in amounts corresponding to the recorded liabilities, have been recorded to reflect the anticipated recovery.

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

      Utilities is a member of Nuclear Mutual Limited (NML) and Nuclear Electric Insurance Limited (NEIL). These companies provide $1.9 billion of insurance coverage on certain property losses at DAEC for property damage, decontamination and premature decommissioning. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair and premature decommissioning. NEIL also provides separate coverage for the cost of replacement power during certain outages. Owners of nuclear generating stations insured through NML and NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. NML and NEIL's accumulated reserve funds are currently sufficient to more than cover its exposure in the event of a single incident under the primary and excess property damage or replacement power coverages. However, Utilities could be assessed annually a maximum of $3.0 million under NML, $9.8 million for NEIL property and $0.7 million for NEIL replacement power if losses exceed the accumulated reserve funds. Utilities is not aware of any losses that it believes are likely to result in an assessment.

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

                      PROPOSED MERGER OF INDUSTRIES

      Industries, WPL Holdings, Inc. (WPLH) and Interstate Power Company
(IPC) have entered into an Agreement and Plan of Merger (Merger Agreement), dated November 10, 1995, providing for: a) IPC becoming a wholly-owned subsidiary of WPLH, and b) the merger of Industries with and into WPLH, which merger will result in the combination of Industries and WPLH as a single holding company (collectively, the Proposed Merger). The new holding company will be named Interstate Energy Corporation (Interstate Energy) and Industries will cease to exist. The Proposed Merger, which will be accounted for as a pooling of interests, has been approved by the respective Boards of Directors. It is still subject to approval by the shareholders of each company as well as several federal and state regulatory agencies. The companies expect to receive the shareholder approvals in the third quarter of 1996 and regulatory approvals by the second quarter of 1997. The corporate headquarters of Interstate Energy will be in Madison, Wisconsin.

       The business of Interstate Energy will consist of utility operations and various non-utility enterprises. The utility subsidiaries currently serve approximately 870,000 electric customers and 360,000 natural gas customers in Iowa, Wisconsin, Illinois and Minnesota.

                          RESULTS OF OPERATIONS

      The following discussion analyzes significant changes in the components of net income available for common stock and financial condition from the prior periods for the Company:

      The Company's net income available for common stock increased $8.0 million and $14.8 million during the three and twelve month periods, respectively. The Company estimates that favorable weather conditions increased net income available for common stock during the three and twelve month periods ended March 31, 1996, by approximately $1 million and $7.7 million, respectively. Milder than normal weather during the prior periods, a gas price increase implemented in October 1995 and electric and gas sales growth also contributed to the increased earnings during both periods. The three month period comparison also benefited from an out-of-period rate reserve recorded at Utilities in the first quarter of 1995. These items were partially offset by increased operating expenses, interest expense, and a higher effective income tax rate during both periods and the impact of lower electric prices during the twelve month period.

      The Company's operating income increased $14.3 million and $35.3 million during the three and twelve month periods, respectively. Reasons for the changes in the results of operations are explained in the following discussion.

Electric  Revenues   Electric revenues and Kwh sales (before  off-system
sales) for Utilities increased or (decreased) as compared with the prior year as follows:

                                                     Three      Twelve
                                                     Months     Months
                                                      ($ in millions)

Total electric revenues                              $  8.8     $ 39.3
Change in off-system sales revenues                      .6       (0.5)
Electric revenues (excluding off-system sales)       $  8.2     $ 39.8

Electric sales (excluding off-system sales):
    Residential and Rural                               6.0%      11.3%
    General Service                                     4.8        7.5
    Large General Service                               5.5        6.4
Total                                                   5.6        7.0


     Weather had a significant impact on sales during both periods. The largest effect of weather for both periods was on sales to residential and rural customers. Under historically normal weather conditions, total sales (excluding off-system sales) during the three and twelve month periods would have increased 3.5% and 4.0%, respectively. Sales during the twelve month period also benefited from the effect of
Utilities' annual true up adjustment to unbilled sales. The growth in general service and large general service sales continues to reflect the underlying strength of the economy as industrial expansions in Utilities' service territory continued during both periods.

     Utilities' electric tariffs include energy adjustment clauses (EAC) that are designed to currently recover the costs of fuel and the energy portion of purchased power billings to customers.

     The increase in the electric revenues during the three month period was primarily due to the increased sales (excluding off-system sales), the impact of a reserve for rate refund recorded in the first quarter of 1995 which included $3.5 million for revenues collected during 1994 and the recovery of expenditures for energy efficiency programs pursuant to an Iowa Utilities Board (IUB) order. The twelve month increase was primarily due to the increased sales (excluding off-system sales), higher fuel costs collected through the EAC, the recovery of expenditures for energy efficiency programs and the unbilled revenue adjustment. These items were partially offset by a reduction in revenues of approximately $7 million as a result of the IUB price reduction order received in 1995. The increased sales during both periods were attributable to the impacts of the weather as well as sales growth, with the weather the dominant factor during the twelve month period.

      Refer  to  note  3(b)  of  the  Notes  to  Consolidated  Financial
Statements for a discussion of merger-related retail and wholesale electric price proposals that Utilities has announced.

Gas Revenues Gas revenues increased $16.1 million and $26.3 million for the three and twelve month periods, respectively. Utilities' gas sales and transported volumes in therms increased or (decreased) for the periods ended March 31, 1996, as compared with the prior periods, as follows:


                          Three Months     Twelve Months

Residential                  17.9%             17.0%
Commercial                   15.4              13.5
Industrial                   (2.6)            (17.7)

Sales to consumers           15.6              11.2

Transported volumes           1.3              11.6

Total                        12.9              11.3



      Under historically normal weather conditions, Utilities' gas sales and transported volumes would have increased 4.5% and 3.0% during the three and twelve month periods, respectively.

      Utilities'  gas  tariffs include purchased gas adjustment  clauses
(PGA) that are designed to currently recover the cost of gas sold.

      On August 4, 1995, Utilities applied to the IUB for an annual increase in gas rates of $8.8 million, or 6.2%. An interim increase of $8.6 million was requested and the IUB, subsequently, approved an interim increase of $7.1 million annually, effective October 11, 1995, subject to refund. On April 4, 1996, the IUB issued an order approving a settlement agreement entered into by Utilities, the Office of Consumer Advocate and all three industrial intervenor groups, which allows Utilities a $6.3 million annual increase. Utilities subsequently filed final compliance tariffs and expects them to be effective in the second quarter of 1996. Primarily because of changes in rate design, there will be little or no refund obligation.

      Utilities' gas revenues increased during both the three and twelve month periods primarily because of higher gas costs recovered through the PGA, the interim rate increase, recovery of expenditures for the energy efficiency programs and increased sales to ultimate consumers (largely on account of colder than normal weather).

Other  Revenues   Other revenues increased $1.1 million and $4.0 million
during the three and twelve month periods, respectively, primarily due to new industrial steam customers.

Operating Expenses Fuel for production increased $0.8 million and $14.1 million during the three and twelve month periods, respectively. The three month increase was due to increased Kwh generation partially offset by lower fuel costs recovered through the EAC which are included in fuel for production expense. The twelve month increase was due to higher average fuel prices, increased Kwh generation and higher fuel costs recovered through the EAC. Generation at Utilities' generating stations increased during both periods because of the increased sales and the increased availability of the Duane Arnold Energy Center (DAEC), Utilities' nuclear generating plant, which was down during early 1995 for a scheduled refueling outage.

      Purchased power decreased ($1.8) million and ($6.5) million during the three and twelve month periods, respectively. The three month decrease was because of decreased energy purchases, as a result of the increased Kwh generation discussed above, and lower capacity costs. The twelve month decrease was substantially due to a ($5.6) million decrease in capacity costs and, to a lesser extent, lower energy purchases.

      Gas purchased for resale increased $9.2 million and $16.1 million during the three and twelve month periods, respectively, due to higher natural gas costs recovered through the PGA and the increased gas sales.

      Other operating expenses increased $3.9 million and $13.5 million during the three and twelve month periods, respectively. Increased labor and benefits costs, the amortization of previously deferred energy efficiency expenditures (which are currently being recovered through rates), costs associated with a project to review and redesign Utilities' major business processes and costs relating to the Proposed Merger contributed to the increases in both periods. These increases were partially offset by decreased nuclear operating costs.

      Maintenance expenses decreased ($1.7) million and ($8.4) million during the three and twelve month periods, respectively, primarily due to less required maintenance activities at the DAEC and at Utilities' fossil-fueled generating stations.

     Depreciation and amortization increased during both periods because of increases in utility plant in service. These increases were partially offset by lower depreciation rates implemented at Utilities as a result of the IUB electric price reduction order. Depreciation and amortization expenses for all periods included a provision for decommissioning the DAEC, which is collected through rates. The annual recovery level was increased to $6.0 million in 1995 from $5.5 million, as a result of Utilities' recent electric rate case.

      During  the  first  quarter  of  1996,  the  Financial  Accounting
Standards Board (FASB) issued an Exposure Draft on Accounting for Liabilities Related to Closure and Removal of Long-Lived Assets which deals with, among other issues, the accounting for decommissioning costs. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase relative to 1995 and (2) the estimated cost for decommissioning could be recorded as a liability, rather than as accumulated depreciation, with recognition of an increase in the recorded amount of the related DAEC plant. If such changes are required, Utilities believes that there would not be an adverse effect on its financial position or results of operations based on current rate making practices.

      Taxes other than income taxes increased $1.4 million during the twelve month period, largely because of increased property taxes at Utilities caused by increases in assessed property values.

Interest Expense and Other Interest expense increased $3.4 million during the twelve month period, primarily because of an increase in the average amount of short-term debt outstanding and interest related to Utilities' electric rate refund. Lower average interest rates, attributable to refinancing $100 million of long-term debt at lower rates and the mix of long-term and short-term debt, partially offset the increase.

     Income taxes increased $6.5 million and $15.1 million for the three and twelve month periods, respectively. The increases for both periods were due to an increase in pre-tax income and a higher effective tax rate. The higher effective tax rate for each period is due to: 1) the effect of property related temporary differences for which deferred taxes had not been provided, pursuant to rate making principles, that are now becoming payable and are being recovered from ratepayers, and 2) the effect of prior period audit adjustments.

                     LIQUIDITY AND CAPITAL RESOURCES

      The Company's capital requirements are primarily attributable to its construction programs and debt maturities. The Company's pre-tax ratio of times interest earned was 3.56 and 3.04 for the twelve months ended March 31, 1996 and March 31, 1995, respectively. Cash flows from operating activities for the twelve months ended March 31, 1996 and March 31, 1995 were $162 million and $190 million, respectively. The decrease was primarily due to expenditures related to the effect of the 1995 DAEC refueling outage and other changes in working capital.

      The Company anticipates that future capital requirements will be met by cash generated from operations and external financing. The level of cash generated from operations is partially dependent upon economic conditions, legislative activities, environmental matters and timely rate relief for Utilities. See Notes 3 and 6 of the Notes to Consolidated Financial Statements.

      Access to the long-term and short-term capital and credit markets is necessary for obtaining funds externally. The Company's debt ratings are as follows:


                             Moody's      Standard & Poor's

     Long-term debt            A2                 A
     Short-term debt           P1                 A1



      The Company's liquidity and capital resources will be affected by environmental and legislative issues, including the ultimate disposition of remediation issues surrounding the Company's environmental liabilities and the Clean Air Act as amended, as discussed in Note 6 of the Notes to Consolidated Financial Statements, and the National Energy Policy Act of 1992 as discussed in the Other Matters section. Consistent with rate making principles of the IUB, management believes that the costs incurred for the above matters will not have a material adverse effect on the financial position or results of operations of the Company. It is not certain if, and how, the Proposed Merger may affect the Company's debt ratings.

      The IUB has current rules which require Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues annually for energy efficiency programs. Energy efficiency costs in excess of the amount in the most recent electric and gas rate cases are being recorded as regulatory assets by Utilities. At March 31, 1996, Utilities had approximately $51 million of such costs recorded as regulatory assets. On June 1, 1995, Utilities began recovery of those costs incurred through 1993. See Note 3(c) of the Notes to Consolidated Financial Statements for a discussion of the timing of the filings for the recovery of these costs under IUB rules.

      The IUB has recently proposed changes to the Iowa statute which would 1) eliminate the 2% and 1.5% spending requirements described above in favor of IUB-determined energy savings targets and 2) eliminate the delay in recovery of energy efficiency costs by allowing recovery which is concurrent with spending, eventually eliminating the regulatory asset which exists under the current rate making mechanism. This legislation has been passed by the Iowa legislature and is awaiting signature by the governor. The Company expects the governor to sign the legislation in the second quarter of 1996.

     Under provisions of the Merger Agreement, there are restrictions on the amount of long-term debt the Company can issue pending the merger. The Company does not expect the restrictions to have a material effect on its ability to meet its future capital requirements.

                  CONSTRUCTION AND ACQUISITION PROGRAM

      The Company's construction and acquisition program anticipates expenditures of approximately $164 million for 1996, of which approximately 55% represents expenditures for electric, gas and steam transmission and distribution facilities, 19% represents fossil-fueled generation expenditures, 13% represents information technology expenditures and 5% represents nuclear generation expenditures. The remaining 8% represents miscellaneous electric and general expenditures. In addition to the $164 million, Utilities anticipates expenditures of $13 million in connection with mandated energy efficiency programs. The Company had expenditures of approximately $24 million for the three months ended March 31, 1996.

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

                           LONG-TERM FINANCING

      Other than Utilities' periodic sinking fund requirements, which Utilities intends to meet by pledging additional property, approximately $140 million of long term debt will mature prior to December 31, 2000. The Company intends to refinance the majority of the debt maturities with long-term securities.

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

      The indentures pursuant to which Utilities issues First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property and contain covenants which restrict the amount of additional bonds which may be issued. At March 31, 1996, such restrictions would have allowed Utilities to issue at least $261 million of additional First Mortgage Bonds.

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

     Utilities has received authority from the Federal Energy Regulatory Commission (FERC) and the SEC to issue up to $250 million of long-term debt, and has $250 million of remaining authority under the current FERC docket through April 1998, and $200 million of remaining authority under the current SEC shelf registration. Utilities expects to replace one series of First Mortgage Bonds that matures in 1996 with other long-term securities.

      The Articles of Incorporation of Utilities authorize and limit the aggregate amount of additional shares of Cumulative Preference Stock and Cumulative Preferred Stock that may be issued. At March 31, 1996, Utilities could have issued an additional 700,000 shares of Cumulative Preference Stock and 100,000 additional shares of Cumulative Preferred Stock.


     The Company's capitalization ratios at March 31, were as follows:

                                 1996          1995

     Long-term debt               46%           48%
     Preferred stock               2             2
     Common equity                52            50
                                 100%          100%


     Under provisions of the Merger Agreement, there are restrictions on the amount of long-term debt the Company can issue pending the merger. The Company does not expect the restrictions to have a material effect on its ability to meet its future capital requirements.

                          SHORT-TERM FINANCING

      For interim financing, Utilities is authorized by the FERC to issue, through 1996, up to $200 million of short-term notes. In addition to providing for ongoing working capital needs, this availability of short-term financing provides Utilities flexibility in the issuance of long-term securities. At March 31, 1996, Utilities had outstanding short-term borrowings of $95.2 million, including $3.2 million of notes payable to associated companies.

      Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At March 31, 1996, $58 million was sold under the agreement.

     At March 31, 1996, the Company had bank lines of credit aggregating $121.1 million, of which $92 million was being used to support commercial paper (weighted average interest rate of 5.27%) and $11.1 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At March 31, 1996, there were no borrowings outstanding under this facility.

                          ENVIRONMENTAL MATTERS

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites, but believes it is not responsible for two of these sites based on extensive reviews of the ownership records and historical information available for the two sites. Utilities has notified the appropriate regulatory agency that it believes it does not have any responsibility as relates to these two sites, but no response has been received from the agency on this issue. Utilities is also aware of six other sites that it may have owned or operated in the past and for which, as a result, it may be designated as a PRP in the future in the event that environmental concerns arise at these sites. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities believes it has completed the remediation of seven sites although it is in the process of obtaining final approval from the applicable environmental agencies on this issue for each site. Utilities is in various stages of the investigation and/or remediation processes for 17 sites and expects to begin the investigation process in 1996 for the two other sites. Utilities estimates the range of additional costs to be incurred for investigation and/or remediation of the sites to be approximately $23 million to $59 million.

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $35 million (including $4.6 million as current liabilities) at March 31, 1996. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages or has not started. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known; in addition, Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with several of the sites for which remediation has been completed.

      In April 1996, Utilities filed a lawsuit against certain of its insurance carriers seeking reimbursement for investigation, mitigation, prevention, remediation and monitoring costs associated with the FMGP sites. The amount of potential recovery, if any, or the regulatory treatment of any such recoveries cannot be reasonably determined at this time and, accordingly, no estimated amounts have been recorded at March 31, 1996. Regulatory assets of approximately $35 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

      The Clean Air Act Amendments of 1990 (Act) requires emission reductions of sulfur dioxide (SO2) and nitrogen oxides (NOx) to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act are being implemented in two phases; the Phase I requirements have been met and the Phase II requirements affect eleven other fossil units beginning in the year 2000. Utilities expects to meet the requirements of Phase II by switching to lower sulfur fuels, capital expenditures primarily related to fuel burning equipment and boiler modifications and the possible purchase of SO2 allowances. Utilities estimates capital expenditures at approximately $20 million, including $4 million in 1996, in order to meet the acid rain requirements of the Act.

      The acid rain program under the Act also governs SO2 allowances. An allowance is defined as an authorization for an owner to emit one ton of SO2 into the atmosphere. Currently, Utilities receives a sufficient number of allowances annually to offset its emissions of SO2 from its Phase I units. It is anticipated that in the year 2000, Utilities may have an insufficient number of allowances annually to offset its estimated emissions and may have to purchase additional allowances, or make modifications to the plants or limit operations to reduce emissions. Utilities is reviewing its options to ensure that it will have sufficient allowances to offset its emissions in the future. Utilities believes that the potential cost of ensuring sufficient allowances will not have a material adverse effect on its financial position or results of operations.

      The Act also requires the United States Environmental Protection Agency (EPA) to study and regulate, if necessary, additional issues that potentially affect the electric utility industry, including emissions relating to NOx, ozone transport and mercury. Currently, the impacts of these potential regulations are too speculative to quantify.

     In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling method suggests that the Cedar Rapids area could be classified as "nonattainment" for the National Ambient Air Quality Standard (NAAQS) established for SO2. The worst-case modeling study suggested that two of Utilities' generating facilities contribute to the modeled exceedences and recommended that additional monitors be located near Utilities' sources to assess actual ambient air quality. In the event that Utilities' facilities contribute excessive emissions, Utilities would be required to reduce emissions, which would primarily entail capital expenditures for modifications to the facilities. Utilities is planning to repower one of the generating facilities that was contributing to the modeled exceedences which will have the added inherent benefit of reducing SO2 emissions. Utilities is proposing to resolve the remainder of EPA's nonattainment concerns by installing a new stack at the other generating facility contributing to the modeled exceedences at a potential capital cost of up to $4.5 million over the next four years.

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

      The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The State of Iowa has joined the Midwest Interstate Low-Level Radioactive Waste Compact Commission (Compact), which is planning a storage facility to be located in Ohio to store waste generated by the Compact's six member states. At
March   31,   1996,   Utilities  has  prepaid  costs  of   approximately
$1.1  million  to the Compact for the building of such  a  facility.   A
Compact  disposal  facility  is  anticipated  to  be  in  operation   in
approximately ten years after approval of new enabling legislation by the member states. Such legislation has been approved by five of the
states  and is still pending with the sixth, and final state.   Approval
by the U.S. Congress will also be required before it is effective. On-site storage capability currently exists for low-level radioactive waste expected to be generated until the Compact facility is able to accept waste materials. In addition, the Barnwell, South Carolina disposal facility has reopened for an indefinite time period and Utilities is in the process of shipping to Barnwell the majority of the low-level radioactive waste it has accumulated on-site, and intends to ship the waste it produces in the future as long as the Barnwell site remains open, thereby minimizing the amount of low-level waste stored on-site.

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

                              OTHER MATTERS

Competition As legislative, regulatory, economic and technological changes occur, electric utilities are faced with increasing pressure to become more competitive. Such competitive pressures could result in loss of customers and an incurrence of stranded costs (i.e. the cost of assets rendered unrecoverable as the result of competitive pricing). To the extent stranded costs cannot be recovered from customers, they would be borne by security holders.

      The National Energy Policy Act of 1992 addresses several matters designed to promote competition in the electric wholesale power generation market. In April 1996, the FERC issued final rules, largely confirming earlier proposals, requiring electric utilities to open their transmission lines to other wholesale buyers and sellers of electricity. The rules will take effect 60 days after they are published in the Federal Register. The key provisions of the rules are: 1) utilities must act as "common carriers" of electricity, reserving capacity on their lines for other wholesale buyers and sellers of electricity and charging competitors no more than they pay themselves for use of the lines; 2) utilities must establish electronic bulletin boards to share information about transmission capacity; and 3) utilities can recover "stranded costs" by charging large wholesale customers a fee for switching to a new supplier. Utilities filed conforming pro-forma open access transmission tariffs with the FERC on July 24, 1995. The tariffs were accepted by the FERC and became effective October 1, 1995. The geographic position of Utilities' transmission system could provide revenue opportunities in the open access environment. The Company cannot predict the long-term consequences of these rules on its results of operation or financial condition.

      The final FERC rules do not provide for the recovery of stranded costs resulting from retail competition. The various states retain jurisdiction over whether to permit retail competition, the terms of such retail competition and the recovery of any stranded costs resulting therefrom.

      The IUB initiated a Notice of Inquiry (Docket No. NOI-95-1) in early 1995 on the subject of "Emerging Competition in the Electric Utility Industry." A one-day roundtable discussion was held to address all forms of competition in the electric utility industry and to assist the IUB in gathering information and perspectives on electric competition from all persons or entities with an interest or stake in the issues. Additional discussions were held in December 1995. In January 1996, the IUB created its own timeline for evaluating industry restructuring in Iowa. Included in the IUB's process was the creation of a 22-member advisory panel, of which Utilities is a member. The IUB has established a self-imposed deadline of October 1, 1996, for publishing their recommendations for restructuring.

      Utilities is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). If a portion of Utilities' operations become no longer subject to the provisions of SFAS 71, as a result of competitive restructurings or otherwise, a write-down of related regulatory assets would be required, unless some form of transition cost recovery is established by the appropriate regulatory body. Utilities believes that it still meets the requirements of SFAS 71.

      The Company cannot predict the long-term consequences of these competitive issues on its results of operations or financial condition. The Company's strategy for dealing with these emerging issues includes seeking growth opportunities, continuing to offer quality customer service, ongoing cost reductions and productivity enhancements. The Company is attempting to accomplish some of these tasks through Process Redesign. Process Redesign is an effort undertaken by Utilities to improve service levels, to reduce its cost structure and to become more market-focused and customer-oriented. The major objective is to allow Utilities to better prepare for a competitive, deregulated electric utility industry.

      Process Redesign is examining the major business processes within Utilities, which are: Customer Service Fulfillment, Fossil-Fueled Energy Supply, Nuclear Energy Supply, Non-Electric Fuel Supply Chain, Transmission and Distribution Energy Delivery, and Planning, Budgeting & Performance Management. These areas were examined during Phase I of the effort, which lasted from January 1995 through May 1995. Phase I recommendations were made to change the way work was performed and results were achieved in each of the processes, although the recommendations were not at a very detailed level. Management accepted the recommendations and, in June 1995, initiated Phase II of the project.

      The detailed designs resulting from Phase II were substantially completed in November 1995 and pilot programs began. Implementation of these changes will be substantially completed in 1996, however, certain results will not be achieved until 1997. In addition, the Company must give consideration to the potential effects of the Proposed Merger as part of the implementation process so that duplication of efforts are avoided.

      Examples of the Process Redesign changes include, but are not limited to: managing the business in business unit form, rather than functionally; formation of alliances with vendors of certain types of material rather than opening most purchases to a bidding process;
changing standards and construction practices in transmission and distribution areas; changing certain work practices in power plants; and improving the method by which service is delivered to customers in all customer classes. The specific recommendations range from simple improvements in current operations to radical changes in the way work is performed and service is delivered. Utilities currently intends to implement all of the recommendations of the Process Redesign teams, although the pilot stage or potential effects of the Proposed Merger could prove that some of the recommendations are not efficient or effective.

Accounting Pronouncements SFAS 121, issued in March 1995 by the FASB and effective for 1996, establishes accounting standards for the impairment of long-lived assets. SFAS 121 also requires that regulatory assets that are no longer probable of recovery through future revenues be charged to earnings. The Company adopted this standard on January 1, 1996, and the adoption had no effect on the financial position or results of operations of the Company.

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


                      PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

      On April 30, 1996, Utilities filed suit, IES Utilities Inc. v. Home Ins. Co., et al., No. 4-96-CV-10343 (S.D. Iowa filed Apr. 30, 1996), against various insurers who had sold comprehensive general liability policies to Iowa Southern Utilities Company (ISU) and Iowa Electric Light and Power Company (IE) (Utilities was formed as the result of a merger of ISU and IE). The suit seeks judicial determination of the respective rights of the parties, a judgment that each defendant is obligated under its respective insurance policies to pay in full all sums that the Company has become or may become obligated to pay in connection with its defense against allegations of liability for property damage at and around FMGP sites, and indemnification for all sums that it has or may become obligated to pay for the investigation, mitigation, prevention, remediation and monitoring of damage to property, including damage to natural resources like groundwater, at and around the FMGP sites.

      Reference is made to Notes 3 and 6 of the Notes to Consolidated Financial Statements for a discussion of rate matters and environmental matters, respectively, and Item 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition - Environmental Matters.

Item 2.  Changes in the Rights of the Company's Security Holders.

None.

Item 3.  Default Upon Senior Securities.

None.

Item 4.  Results of Votes of Security Holders.

None.

Item 5.  Other Information.

(a) The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Commission as follows:

          For the twelve months ended:

               March 31, 1996                3.31
               December 31, 1995             3.04
               December 31, 1994             3.18
               December 31, 1993             3.41
               December 31, 1992             2.49
               December 31, 1991             2.64

(b)  In  light  of the decision by the Board of Directors to reduce  its
     size,  Dr.  George Daly, Director of IES Utilities Inc.,   resigned
     effective April 3, 1996.

(c) In light of the decision by the Board of Directors to reduce its size, G. Sharp Lannom, IV, Director of IES Utilities Inc., resigned effective April 12, 1996.

(d) Richard A. Gabbianelli, Controller & Chief Accounting Officer of IES Utilities Inc., resigned effective May 8, 1996.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits -

     *3(a)  Bylaws of Registrant, as amended May 7, 1996.

     *12    Ratio of Earnings to Fixed Charges.

     *27    Financial Data Schedule.

     *      Exhibits designated by an asterisk are filed herewith.

(b)  Reports on Form 8-K -

          Items Reported    Financial Statements      Date of Report

                5,7                   None          February 9, 1996    (1)
                5,7                   None          April 3, 1996       (2)
                5,7                   None          April 12, 1996      (3)


(1) The Form 8-K report was filed on February 20, 1996 with the earliest event reported occurring on February 9, 1996.

(2) The Form 8-K report was filed on April 8, 1996 with the earliest event reported occurring on April 3, 1996.

(3) The Form 8-K report was filed on April 18, 1996 with the earliest event reported occurring on April 12, 1996.


                               SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            IES UTILITIES INC.
                                               (Registrant)




Date:   May  14, 1996            By /s/       Stephen  W. Southwick
                                                 (Signature)
                                              Stephen W. Southwick
                                       Vice President, General Counsel &
                                                  Secretary





                                By /s/         Dennis B. Vass
                                                 (Signature)
                                               Dennis B. Vass
                                       Treasurer & Principal Financial Officer