Form 10-Q
period 1996-06-30
IES UTILITIES INC
filed 1996-08-14
CIK 52485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                            Outstanding at July 31, 1996
Common  Stock, $2.50 par value                    13,370,788 shares


                           IES UTILITIES INC.


                                  INDEX




                                                                  Page No.


Part I.  Financial Information.



Item 1.  Consolidated Financial Statements.

         Consolidated Balance Sheets -
           June 30, 1996 and December 31, 1995                     3 - 4

         Consolidated Statements of Income -
           Three, Six and Twelve Months Ended
           June 30, 1996 and 1995                                    5

         Consolidated Statements of Cash Flows -
           Three, Six and Twelve Months Ended
           June 30, 1996 and 1995                                    6

         Notes to Consolidated Financial Statements                7 - 19

Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition.           20 - 42



Part II.  Other Information.                                      43 - 45



Signatures.                                                          46

                            PART 1. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS
                              CONSOLIDATED BALANCE SHEETS

                                                   June 30,
                                                    1996           December 31,
ASSETS                                           (Unaudited)            1995
                                                          (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
        Electric                                $ 1,921,426        $ 1,900,157
        Gas                                         167,760            165,825
        Other                                       109,088            106,396
                                                  2,198,274          2,172,378
    Less - Accumulated depreciation                 996,595            950,324
                                                  1,201,679          1,222,054
    Leased nuclear fuel, net of amortization         40,532             36,935
    Construction work in progress                    82,070             52,772
                                                  1,324,281          1,311,761
  Other, net of accumulated depreciation and
    amortization of $1,356,000 and
    $1,166,000, respectively                          5,123              5,477
                                                  1,329,404          1,317,238


Current assets:
  Cash and temporary cash investments                   118              2,734
  Accounts receivable -
    Customer, less reserve                           11,497             18,619
    Other                                             8,059              8,912
  Income tax refunds receivable                       8,572                846
  Production fuel, at average cost                   12,821             12,155
  Materials and supplies, at average cost            22,399             27,229
  Regulatory assets                                  24,772             22,791
  Prepayments and other                              10,266             18,556
                                                     98,504            111,842


Investments:
  Nuclear decommissioning trust funds                52,084             47,028
  Cash surrender value of life insurance policies     3,920              3,582
  Other                                                 454                475
                                                     56,458             51,085


Other assets:
  Regulatory assets                                 211,776            207,202
  Deferred charges and other                         21,697             21,268
                                                    233,473            228,470
                                                $ 1,717,839        $ 1,708,635


             CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                  June 30,
                                                    1996           December 31,
CAPITALIZATION AND LIABILITIES                  (Unaudited)            1995
                                                       (in thousands)
Capitalization:
  Common stock - par value $2.50 per share -
    authorized 24,000,000 shares; 13,370,788
    shares outstanding                          $    33,427        $    33,427
  Paid-in surplus                                   279,042            279,042
  Retained earnings                                 211,422            212,522
      Total common equity                           523,891            524,991
  Cumulative preferred stock - par value
    $50 per share - authorized 466,406 shares;
    366,354 shares outstanding                       18,320             18,320
  Long-term debt (excluding current portion)        457,422            465,463
                                                    999,633          1,008,774


Current liabilities:
  Notes payable to associated companies               4,575              8,888
  Other short-term borrowings                       125,000            101,000
  Capital lease obligations                          13,883             15,717
  Maturities and sinking funds                       23,140             15,140
  Accounts payable                                   48,332             64,564
  Accrued interest                                    9,014              8,038
  Accrued taxes                                      45,137             50,369
  Accumulated refueling outage provision             12,610              7,690
  Adjustment clause balances                          2,809              3,148
  Environmental liabilities                           5,421              5,521
  Other                                              19,726             17,300
                                                    309,647            297,375


Long-term liabilities:
  Pension and other benefit obligations              46,229             41,866
  Capital lease obligations                          26,649             21,218
  Environmental liabilities                          40,668             40,905
  Other                                               6,881              8,719
                                                    120,427            112,708


Deferred credits:
  Accumulated deferred income taxes                 252,339            252,663
  Accumulated deferred investment tax
    credits                                          35,793             37,115
                                                    288,132            289,778

Commitments and contingencies (Note 6)

                                                $ 1,717,839        $ 1,708,635


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    For the                         For the                        For the
                                              Three Months Ended               Six Months Ended              Twelve Months Ended
                                                    June 30                         June 30                        June 30
                                             1996            1995            1996            1995            1996            1995
                                                                             (in thousands)
Operating revenues:
    Electric                            $ 137,032       $ 133,048       $ 262,400       $ 249,626       $ 573,246       $ 539,964
    Gas                                    22,445          21,852          91,686          75,027         153,951         125,762
  Other                                     4,763           2,771           8,922           5,858          15,126          10,118
                                          164,240         157,671         363,008         330,511         742,323         675,844


Operating expenses:
    Fuel for production                   22,728          20,304          43,021          39,746          99,530          87,050
    Purchased power                       22,000          17,130          36,469          33,444          69,899          71,412
    Gas purchased for resale              12,042          13,454          59,411          51,587          99,021          82,929
    Other operating expenses              36,555          32,644          74,912          67,056         153,106         137,385
    Maintenance                           14,333          10,611          24,325          22,290          45,621          47,637
    Depreciation and amortization         22,024          20,728          44,049          41,317          82,116          78,313
    Taxes other than income taxes         11,549          12,356          23,609          24,731          43,892          44,215
                                         141,231         127,227         305,796         280,171         593,185         548,941


Operating income                          23,009          30,444          57,212          50,340         149,138         126,903


Interest expense and other:
   Interest expense                       10,988          11,731          21,880          22,190          44,151          43,001
   Allowance for funds used during
     construction                           -691            -785          -1,380          -1,900          -2,904          -3,934
   Miscellaneous, net                       -176             588          -1,139             595            -880            -406
                                          10,121          11,534          19,361          20,885          40,367          38,661


Income before income taxes                12,888          18,910          37,851          29,455         108,771          88,242


Income taxes:
    Current                                4,994           4,959          18,355           2,975          48,847          27,143
    Deferred                               1,325           3,556            -538          10,597            -821           9,527
    Amortization of investment
       tax credits                          -661            -672          -1,323          -1,345          -2,663          -2,668
                                           5,658           7,843          16,494          12,227          45,363          34,002


Net income                                 7,230          11,067          21,357          17,228          63,408          54,240
Preferred dividend requirements              229             229             457             457             914             914
Net income available for
  common stock                         $   7,001       $  10,838       $  20,900       $  16,771       $  62,494       $  53,326


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                       For the Three                  For the Six                 For the Twelve
                                                       Months Ended                   Months Ended                 Months Ended
                                                          June 30                       June 30                       June 30
                                                    1996            1995           1996          1995           1996           1995
                                                                                     (in thousands)
Cash flows from operating activities:
  Net income                                   $    7,230      $   11,067     $   21,357    $   17,228     $   63,408     $   54,240
  Adjustments to reconcile net income to
   net cash flows from operating activities -
     Depreciation and amortization                 22,024          20,728         44,049        41,317         82,116         78,313
     Amortization of principal under capital
       lease obligations                            4,626           3,311          9,250         5,867         19,096         13,608
     Deferred taxes and investment tax credits        664           2,884         -1,861         9,252         -3,484          6,859
     Refueling outage provision                     2,373          -4,432          4,920       -12,960         10,374         -6,475
     Amortization of other assets                   2,194           1,587          5,104         2,643          9,853          3,776
     Other                                             65             -60             61          -323            586           -618
  Other changes in assets and liabilities -
     Accounts receivable                            8,434           4,419            975         4,545        -13,287          2,226
     Production fuel, materials and supplies           26          -2,879            928        -2,931          5,517         -5,409
     Accounts payable                              -3,068         -14,178        -13,365       -18,959          1,200         10,071
     Accrued taxes                                -30,028         -12,237        -12,958        -6,020         -1,153            573
     Provision for rate refunds                      -229           2,207            -63        10,207        -10,164         10,207
     Adjustment clause balances                    -3,726          -2,325           -339         1,910          2,332         -2,599
     Gas in storage                                 1,501           1,948          9,245         9,324          2,350          2,285
     Other                                          2,865          -1,493          4,372         4,922         -1,703          7,810
       Net cash flows from operating activities    14,951          10,547         71,675        66,022        167,041        174,867


Cash flows from financing activities:
  Dividends declared on common stock              -12,000         -10,000        -22,000       -23,000        -42,000        -53,000
  Dividends declared on preferred stock              -229            -229           -457          -457           -914           -914
  Proceeds from issuance of long-term debt              0               0              0        50,000         50,000         50,000
  Reductions in long-term debt                       -140            -140           -140       -50,140        -50,140        -50,140
  Net change in short-term borrowings              34,334          49,237         19,687        37,286         36,794         75,515
  Principal payments under capital lease
    obligations                                    -4,624          -2,556         -9,536        -6,218        -17,781        -14,375
  Sale of utility accounts receivable               7,000          -8,000          7,000         2,000          9,000          3,000
  Other                                               -86               0           -172             0         -1,936              0
    Net cash flows from financing activities       24,255          28,312         -5,618         9,471        -16,977         10,086


Cash flows from investing activities:
  Construction and acquisition expenditures -
     Utility                                      -34,009         -30,351        -57,383       -57,995       -125,492       -155,901
     Other                                           -146          -1,405           -342        -1,977         -1,705         -3,840
  Deferred energy efficiency expenditures          -5,090          -4,441         -8,757        -7,978        -18,808        -16,964
  Nuclear decommissioning trust funds              -1,502          -1,383         -3,004        -2,766         -6,338         -5,532
  Other                                             1,225          -2,288            813        -5,431            916         -1,926
    Net cash flows from investing activities      -39,522         -39,868        -68,673       -76,147       -151,427       -184,163


Net increase (decrease) in cash and temporary
  cash investments                                   -316          -1,009         -2,616          -654         -1,363            790


Cash and temporary cash investments at
  beginning of period                                 434           2,490          2,734         2,135          1,481            691


Cash and temporary cash investments at
  end of period                                $      118      $    1,481     $      118    $    1,481     $      118     $    1,481


Supplemental cash flow information:
  Cash paid during the period for -
    Interest                                   $   11,046      $   13,819     $   19,576    $   22,073     $   42,072     $   41,132
    Income taxes                               $   24,430      $    8,533     $   31,568    $   11,383     $   49,268     $   29,256

  Noncash investing and financing activities -
    Capital lease obligations incurred         $   10,243      $    1,542     $   12,846    $    2,658     $   13,106     $   16,531


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              June 30, 1996


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

(2)  POTENTIAL BUSINESS COMBINATIONS:
     (a)  Proposed Merger of Industries -

      Industries, WPL Holdings, Inc. (WPLH) and Interstate Power Company
(IPC) have entered into an Agreement and Plan of Merger (Merger Agreement), dated November 10, 1995, as amended, providing for: a) IPC becoming a wholly-owned subsidiary of WPLH, and b) the merger of Industries with and into WPLH, which merger will result in the combination of Industries and WPLH as a single holding company (collectively, the Proposed Merger). The new holding company will be named Interstate Energy Corporation (Interstate Energy), and Industries will cease to exist. Each holder of Industries' common stock will receive 1.01 shares of Interstate Energy common stock for each share of Industries' common stock. The Proposed Merger, which will be accounted for as a pooling of interests, has been approved by the respective Boards of Directors. It is still subject to approval by the shareholders of each company as well as several federal and state regulatory agencies. The companies mailed the joint proxy statement to their shareholders the week of July 23, 1996. The companies expect to receive the shareholder approvals in the third quarter of 1996 and regulatory approvals by the summer of 1997. The corporate headquarters of Interstate Energy will be in Madison, Wisconsin.

       The business of Interstate Energy will consist of utility operations and various non-utility enterprises. The utility subsidiaries currently serve approximately 870,000 electric customers and 360,000 natural gas customers in Iowa, Wisconsin, Illinois and Minnesota.

     (b)  Unsolicited Acquisition Proposal -

      On August 5, 1996, MidAmerican Energy Company (MAEC), an electric and natural gas utility company based in Des Moines, Iowa, announced that it had made an unsolicited offer to acquire Industries in a cash and stock transaction. Under the terms of the offer, Industries would merge with and into MAEC in a transaction in which Industries' shareholders would receive up to 40% in cash and the remainder in shares of MAEC common stock. Industries' shareholders receiving cash would receive $39 for each Industries' share and shareholders receiving shares would receive 2.346 shares of MAEC stock for each Industries' share. On August 12, 1996, the closing price for MAEC stock on the NYSE was $15.75 per share. MAEC has stated that, if Industries and MAEC do not promptly reach agreement with respect to a business combination between the two companies, MAEC will solicit proxies against the Proposed Merger for use at the upcoming Industries' shareholder meeting. Industries cannot currently determine what, if any, impact the unsolicited offer of MAEC may have on the Proposed Merger. The proposal will be given full consideration by Industries' Board of Directors.

(3)  RATE MATTERS:
     (a)  1995 Gas Rate Case -

      On  August 4, 1995, Utilities applied to the Iowa Utilities  Board
(IUB) for an annual increase in gas rates of $8.8 million, or 6.2%. An interim increase of $8.6 million was requested and the IUB, subsequently, approved an interim increase of $7.1 million annually, effective October 11, 1995, subject to refund. On April 4, 1996, the IUB issued an order approving a settlement agreement entered into by Utilities, the Office of Consumer Advocate and all three industrial intervenor groups, which allows Utilities a $6.3 million annual increase. Utilities subsequently filed final compliance tariffs which became effective on May 30, 1996. Primarily because of changes in rate design, there is a refund obligation of approximately $43,000 which will be made in the third quarter of 1996.

     (b)  Electric Price Announcements -

       Utilities and its Iowa-based proposed merger partner, IPC, announced in April their intentions to hold retail electric prices to their current levels until at least January 1, 2000. The companies made the proposal as part of their testimony in the merger-related application filed with the IUB, which was later withdrawn and will be resubmitted at a future date. (The companies intend to include the same proposal in the resubmittal of the filing.) The companies did specify that the proposal excludes price changes due to government-mandated programs, such as energy efficiency cost recovery, or unforeseen dramatic changes in operations.

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

     (c)  Energy Efficiency Cost Recovery -

      Current IUB rules mandate Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues for energy efficiency programs. Under provisions of the IUB rules, Utilities is currently recovering the energy efficiency costs incurred through 1993 for such programs, including its direct expenditures, carrying costs, a return on its expenditures and a reward. Recovery of the costs will be over a four-year period and began on June 1, 1995. In October 1996, under provisions of the IUB rules, the Company will file for recovery of the costs relating to its 1994 and 1995 programs ($31.9 million as of June 30, 1996).

      Iowa statutory changes enacted recently have eliminated both: 1) the 2% and 1.5% spending requirements described above in favor of IUB-determined energy savings targets and 2) the delay in recovery of energy efficiency costs by allowing recovery which is concurrent with spending. This will eventually eliminate the regulatory asset which exists under the current rate making mechanism.

(4)  UTILITY ACCOUNTS RECEIVABLE:

      Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At June 30, 1996, $65 million was sold under the agreement.

(5)  DEBT:

      At June 30, 1996, the Company had bank lines of credit aggregating $121.1 million, of which $108 million was being used to support commercial paper (weighted average interest rate of 5.40%) and $11.1 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At June 30, 1996, there was $17 million outstanding under this facility (weighted average interest rate of 5.57%).

 (6) CONTINGENCIES:
     (a)  Environmental Liabilities -

     The Company has recorded environmental liabilities of approximately
$46  million in its Consolidated Balance Sheets at June 30,  1996.   The
significant items are discussed below.

          Former Manufactured Gas Plant (FMGP) Sites

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites, but believes it is not responsible for two of these sites based on extensive reviews of the ownership records and historical information available for the two sites. Utilities has notified the appropriate regulatory agency that it believes it does not have any responsibility as relates to these two sites, but no response has been received from the agency on this issue. Utilities is also aware of six other sites that it may have owned or operated in the past and for which, as a result, it may be designated as a PRP in the future in the event that environmental concerns arise at these sites. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities believes it has completed the remediation of seven sites although it is in the process of obtaining final approval from the applicable environmental agencies on this issue for each site. Utilities is in various stages of the investigation and/or remediation processes for the remaining 19 sites and estimates the range of additional costs to be incurred for investigation and/or remediation of the sites to be approximately $24 million to $57 million.

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $35 million (including $4.6 million as current liabilities) at June 30, 1996. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known; in addition, Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with several of the sites for which remediation has been completed.

      In April 1996, Utilities filed a lawsuit against certain of its insurance carriers seeking reimbursement for investigation, mitigation, prevention, remediation and monitoring costs associated with the FMGP sites. Settlement discussions are proceeding between Utilities and its insurance carriers regarding the recovery of these FMGP-related costs. The amount of aggregate potential recovery, or the regulatory treatment of any such recoveries, cannot be reasonably determined at this time and, accordingly, no estimated amounts have been recorded at June 30, 1996. Regulatory assets of approximately $35 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

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

      The Act and other federal laws also require the United States Environmental Protection Agency (EPA) to study and regulate, if necessary, additional issues that potentially affect the electric utility industry, including emissions relating to NOx, ozone transport, mercury and particulate control; toxic release inventories and modifications to the PCB rules. Currently, the impacts of these potential regulations are too speculative to quantify.

     In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling method suggests that the Cedar Rapids area could be classified as "nonattainment" for the National Ambient Air Quality Standard (NAAQS) established for SO2. The worst-case modeling study suggested that two of Utilities' generating facilities contribute to the modeled exceedences and recommended that additional monitors be located near Utilities' sources to assess actual ambient air quality. In the event that Utilities' facilities contribute excessive emissions, Utilities would be required to reduce emissions, which would primarily entail capital expenditures for modifications to the facilities. Utilities is planning to convert one of its fossil generating facilities to a natural gas-fired cogeneration facility. Such facility was contributing to the modeled exceedences thus the conversion will have the added inherent benefit of reducing SO2 emissions. Utilities is proposing to resolve the remainder of EPA's nonattainment concerns by installing a new stack at the other generating facility contributing to the modeled exceedences at a potential capital cost of up to $4.5 million over the next four years.

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

     Utilities began paying the transition costs in 1993 and at June 30, 1996, has recorded a liability of $4.2 million for those transition costs that have been incurred, but not yet billed, by the pipelines to date, including $1.9 million expected to be billed through June 1997. Utilities is currently recovering the transition costs from its customers through its Purchased Gas Adjustment Clauses as such costs are billed by the pipelines. Transition costs, in addition to the recorded liability, that may ultimately be charged to Utilities could approximate $4.6 million. The ultimate level of costs to be billed to Utilities depends on the pipelines' future filings with the FERC and other future events, including the market price of natural gas. However, Utilities believes any transition costs that the FERC would allow the pipelines to collect from Utilities would be recovered from its customers, based upon regulatory treatment of these costs currently and similar past costs by the IUB. Accordingly, regulatory assets, in amounts corresponding to the recorded liabilities, have been recorded to reflect the anticipated recovery.

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

                    POTENTIAL BUSINESS COMBINATIONS

     (a)  Proposed Merger of Industries -

      Industries, WPL Holdings, Inc. (WPLH) and Interstate Power Company
(IPC) have entered into an Agreement and Plan of Merger (Merger Agreement), dated November 10, 1995, as amended, providing for: a) IPC becoming a wholly-owned subsidiary of WPLH, and b) the merger of Industries with and into WPLH, which merger will result in the combination of Industries and WPLH as a single holding company (collectively, the Proposed Merger). The new holding company will be named Interstate Energy Corporation (Interstate Energy), and Industries will cease to exist. Each holder of Industries' common stock will receive 1.01 shares of Interstate Energy common stock for each share of Industries' common stock. The Proposed Merger, which will be accounted for as a pooling of interests, has been approved by the respective Boards of Directors. It is still subject to approval by the shareholders of each company as well as several federal and state regulatory agencies. The companies mailed the joint proxy statement to their shareholders the week of July 23, 1996. The companies expect to receive the shareholder approvals in the third quarter of 1996 and regulatory approvals by the summer of 1997. The corporate headquarters of Interstate Energy will be in Madison, Wisconsin.

       The business of Interstate Energy will consist of utility operations and various non-utility enterprises. The utility subsidiaries currently serve approximately 870,000 electric customers and 360,000 natural gas customers in Iowa, Wisconsin, Illinois and Minnesota.

     (b)  Unsolicited Acquisition Proposal -

      On August 5, 1996, MidAmerican Energy Company (MAEC), an electric and natural gas utility company based in Des Moines, Iowa, announced that it had made an unsolicited offer to acquire Industries in a cash and stock transaction. Under the terms of the offer, Industries would merge with and into MAEC in a transaction in which Industries' shareholders would receive up to 40% in cash and the remainder in shares of MAEC common stock. Industries' shareholders receiving cash would receive $39 for each Industries' share and shareholders receiving shares would receive 2.346 shares of MAEC stock for each Industries' share. On August 12, 1996, the closing price for MAEC stock on the NYSE was $15.75 per share. MAEC has stated that, if Industries and MAEC do not promptly reach agreement with respect to a business combination between the two companies, MAEC will solicit proxies against the Proposed Merger for use at the upcoming Industries' shareholder meeting. Industries cannot currently determine what, if any, impact the unsolicited offer of MAEC may have on the Proposed Merger. The proposal will be given full consideration by Industries' Board of Directors.

                          RESULTS OF OPERATIONS

      The following discussion analyzes significant changes in the components of net income available for common stock and financial condition from the prior periods for the Company:

      The Company's net income available for common stock increased or (decreased) ($3.8) million, $4.1 million and $9.2 million during the three, six and twelve month periods, respectively. The three month period decrease was primarily due to increased operating expenses. The increase in earnings for the six month period was primarily due to increased electric and gas sales, the impact of a natural gas pricing increase implemented in the fourth quarter of 1995 and a reserve for electric  rate  refund  recorded in the  first  quarter  of  1995  which included $3.5 million relating to revenues collected in 1994. The twelve month increase was primarily due to increased electric and gas sales, the natural gas pricing increase and lower purchased power capacity costs, partially offset by lower electric prices. Increased operating expenses also partially offset the six and twelve month increases in earnings.

      The Company's operating income increased or (decreased) ($7.4) million, $6.9 million and $22.2 million during the three, six and twelve month periods, respectively. Reasons for the changes in the results of operations are explained in the following discussion.

Electric  Revenues   Electric revenues and Kwh sales (before  off-system
sales) for Utilities increased or (decreased) as compared with the prior year as follows:

                                                   Changes vs. Prior Period
                                                 Three        Six      Twelve
                                                 Months      Months    Months
                                                      ($ in millions)

Total electric revenues                          $  4.0      $ 12.8    $ 33.3
Off-system sales revenues                           3.5         4.1       6.2
Electric revenues (excluding off-system sales)   $  0.5      $  8.7    $ 27.1

Electric sales (excluding off-system sales):
    Residential and Rural                           1.4%        3.8%      9.7%
    General Service                                (5.3)       (0.2)      4.7
    Large General Service                          (0.1)        2.5       4.1
Total                                              (0.4)        2.6       5.1


     Weather had a significant impact on sales during the six and twelve month periods. The largest effect of weather for the periods was on sales to residential and rural customers. Under historically normal weather conditions, total sales (excluding off-system sales) during the three, six and twelve month periods would have increased or (decreased) (0.5%), 1.5% and 1.7%, respectively. The sales comparisons for all three periods were impacted by a true-up adjustment to Utilities' unbilled sales recorded in the second quarter of 1995. The sales increases to the large general service customers (which are not significantly impacted by weather) during the six and twelve month periods reflect the underlying strength of the economy as industrial expansions in Utilities' service territory continued during these periods.

     Utilities' electric tariffs include energy adjustment clauses (EAC) that are designed to currently recover the costs of fuel and the energy portion of purchased power billings to customers.

      The increase in the electric revenues during all periods was primarily due to increased sales (excluding the impact of the 1995 true-up adjustment to unbilled sales), the recovery of expenditures for energy efficiency programs pursuant to an Iowa Utilities Board (IUB) order and higher fuel costs collected through the EAC. The impact of these items was partially offset by the 1995 unbilled revenue adjustment. The twelve month period increase was also partially offset by lower electric prices resulting from the IUB price reduction order received in 1995.

      Refer  to  note  3(b)  of  the  Notes  to  Consolidated  Financial
Statements for a discussion of merger-related retail and wholesale electric price proposals that Utilities has announced.

Gas Revenues Gas revenues increased $0.6 million, $16.7 million and $28.2 million for the three, six and twelve month periods, respectively. Utilities' gas sales and transported volumes increased or (decreased) for the periods ended June 30, 1996, as compared with the prior periods, as follows:

                         Three Months     Six Months     Twelve Months

Residential                  1.8%            14.0%           16.5%
Commercial                  (0.3)            11.5            13.4
Industrial                  18.4              4.9            (9.3)

Sales to consumers           3.0             12.4            12.2

Transported volumes         (5.2)            (1.8)            5.4

Total                       (0.1)             8.9            10.4



      Under historically normal weather conditions, Utilities' gas sales and transported volumes would have increased or (decreased) (0.8%), 2.9% and 3.5% during the three, six and twelve month periods, respectively.

      Utilities'  gas  tariffs include purchased gas adjustment  clauses
(PGA) that are designed to currently recover the cost of gas sold.

      On August 4, 1995, Utilities applied to the IUB for an annual increase in gas rates of $8.8 million, or 6.2%. An interim increase of $8.6 million was requested and the IUB, subsequently, approved an interim increase of $7.1 million annually, effective October 11, 1995, subject to refund. On April 4, 1996, the IUB issued an order approving a settlement agreement entered into by Utilities, the Office of Consumer Advocate and all three industrial intervenor groups, which allows Utilities a $6.3 million annual increase. Utilities subsequently filed final compliance tariffs which became effective on May 30, 1996. Primarily because of changes in rate design, there is a refund obligation of approximately $43,000 which will be made in the third quarter of 1996.

      Utilities' gas revenues increased during both the six and twelve month periods primarily because of higher gas costs recovered through the PGA, the gas pricing increase, recovery of expenditures for the energy efficiency programs and increased sales to ultimate consumers (largely on account of the weather).

Other Revenues   Other revenues increased $2.0 million, $3.1 million and
$5.0   million   during  the  three,  six  and  twelve  month   periods,
respectively, primarily due to new industrial steam customers.

Operating Expenses Fuel for production increased $2.4 million, $3.3 million and $12.5 million during the three, six and twelve month periods, respectively. The three month increase was primarily due to higher fuel costs recovered through the EAC which are included in fuel for production expense. The increases during the six and twelve month periods were substantially related to increased Kwh generation, primarily the result of a refueling outage during early 1995 at Utilities' nuclear generating station, the Duane Arnold Energy Center
(DAEC).

     Purchased power increased or (decreased) $4.9 million, $3.0 million and ($1.5) million during the three, six and twelve month periods, respectively. The three and six month increases were primarily due to increased energy purchases, as a result of the increased electric sales (excluding the 1995 unbilled adjustment), partially offset by lower capacity costs. The twelve month decrease was due to a ($4.2) million decrease in capacity costs, partially offset by higher energy purchases due to the increased sales.

      Gas  purchased for resale increased
$7.8 million and $16.1 million during the six and twelve month periods, respectively. The increases were primarily due to higher natural gas costs and increased gas sales to consumers.

      Other operating expenses increased $3.9 million, $7.9 million and $15.7 million during the three, six and twelve month periods, respectively. Increased labor and benefits costs, the amortization of previously deferred energy efficiency expenditures (which are currently being recovered through rates) and costs incurred in the Company's efforts to prepare for an increasingly competitive utility industry contributed to the increases in all periods. The costs to prepare for a competitive utility industry included costs associated with items such as: 1) a project to review and redesign Utilities' major business processes, 2) the Proposed Merger and
3) an early retirement program. These increases were partially offset by lower former manufactured gas plant (FMGP) clean-up costs.

      Maintenance expenses increased or (decreased) $3.7 million, $2.0 million and ($2.0) million during the three, six and twelve month periods, respectively. The three and six month increases are primarily due to increased maintenance activities at Utilities' generating stations. The twelve month decrease was primarily caused by less required maintenance at the DAEC and lower tree trimming costs.

      Depreciation and amortization increased during all periods because of increases in utility plant in service. These increases were partially offset by lower depreciation rates implemented at Utilities as a result of the IUB electric price reduction order. Depreciation and amortization expenses for all periods included a provision for decommissioning the DAEC, which is collected through rates. The annual recovery level was increased to $6.0 million in 1995 from $5.5 million, as a result of Utilities' most recent electric rate case.

      During  the  first  quarter  of  1996,  the  Financial  Accounting
Standards Board (FASB) issued an Exposure Draft on Accounting for Liabilities Related to Closure and Removal of Long-Lived Assets which deals with, among other issues, the accounting for decommissioning costs. If current electric utility industry accounting practices for such decommissioning are changed: 1) annual provisions for decommissioning could increase and 2) the estimated cost for decommissioning could be recorded as a liability, rather than as accumulated depreciation, with recognition of an increase in the recorded amount of the related DAEC plant. If such changes are required, Utilities believes that there would not be an adverse effect on its financial position or results of operations based on current rate making practices.

      Income taxes increased or (decreased) ($2.2) million, $4.3 million and $11.4 million for the three, six and twelve month periods, respectively. The variances for all periods were due to changes in pre-tax income and a higher effective tax rate. The higher effective tax rate for each period is due to: 1) the effect of property related temporary differences for which deferred taxes had not been provided, pursuant to rate making principles, that are now becoming payable and are being recovered from ratepayers, and 2) the effect of prior period audit adjustments.

                     LIQUIDITY AND CAPITAL RESOURCES

      The Company's capital requirements are primarily attributable to its construction programs and debt maturities. The Company's pre-tax ratio of times interest earned was 3.46 and 3.05 for the twelve months ended June 30, 1996 and June 30, 1995, respectively. Cash flows from operating activities for the twelve months ended June 30, 1996 and June 30, 1995 were $167 million and $175 million, respectively. The decrease was primarily due to the electric rate case refund paid to customers in
the  fourth quarter of 1995.   Cash
paid for income taxes increased significantly during all three periods primarily because of the timing of estimated tax payments computed under the annualized income approach.

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

      Access to the long-term and short-term capital and credit markets is necessary for obtaining funds externally. The Company's debt ratings are as follows:


                             Moody's      Standard & Poor's

     Long-term debt            A2                 A
     Short-term debt           P1                 A1


      Both Moody's and Standard & Poor's have indicated that Utilities' credit ratings are under review as the result of the unsolicited acquisition proposal Industries received from MidAmerican Energy Co. It is not certain if, and how, such proposal or the Proposed Merger may affect the Company's debt ratings.

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

      Current IUB rules require Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues annually for energy efficiency programs. Energy efficiency costs in excess of the amount in the most recent electric and gas rate cases are being recorded as regulatory assets by Utilities. At June 30, 1996, Utilities had approximately $55 million of such costs recorded as regulatory assets. On June 1, 1995, Utilities began recovery of those costs incurred through 1993. See Note 3(c) of the Notes to Consolidated Financial Statements for a discussion of the timing of the filings for the recovery of these costs under IUB rules and Iowa statutory changes recently enacted relating to these programs.

     Under provisions of the Merger Agreement, there are restrictions on the amount of long-term debt the Company can issue pending the merger. The Company does not expect the restrictions to have a material effect on its ability to meet its future capital requirements.

                  CONSTRUCTION AND ACQUISITION PROGRAM

      The Company's construction and acquisition program anticipates expenditures of approximately $164 million for 1996, of which approximately 55% represents expenditures for electric, gas and steam transmission and distribution facilities, 19% represents fossil-fueled generation expenditures, 13% represents information technology expenditures and 5% represents nuclear generation expenditures. The remaining 8% represents miscellaneous electric and general expenditures. In addition to the $164 million, Utilities anticipates expenditures of $13 million in connection with mandated energy efficiency programs. The Company had construction and acquisition expenditures of approximately $58 million for the six months ended June 30, 1996.

      The Company's levels of construction and acquisition expenditures are projected to be $185 million in 1997, $176 million in 1998, $161 million in 1999 and $137 million in 2000. It is estimated that approximately 80% of these construction and acquisition expenditures will be provided by cash from operating activities (after payment of dividends) for the five-year period 1996-2000.

      Capital expenditure and investment and financing plans are subject to continual review and change. The capital expenditure and investment programs may be revised significantly as a result of many considerations including changes in economic conditions, variations in actual sales and load growth compared to forecasts, requirements of environmental, nuclear and other regulatory authorities, acquisition and business combination opportunities, the availability of alternate energy and purchased power sources, the ability to obtain adequate and timely rate relief, escalations in construction costs and conservation and energy efficiency programs.

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

      The indentures pursuant to which Utilities issues First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property and contain covenants which restrict the amount of additional bonds which may be issued. At June 30, 1996, such restrictions would have allowed Utilities to issue at least $266 million of additional First Mortgage Bonds.

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

     Utilities has received authority from the Federal Energy Regulatory Commission (FERC) and the SEC to issue up to $250 million of long-term debt, and has $250 million of remaining authority under the current FERC docket through April 1998, and $200 million of remaining authority under the current SEC shelf registration. Utilities expects to initially replace $15 million of First Mortgage Bonds that mature in September 1996 with short-term borrowings pending the issuance of long-term debt.

      The Articles of Incorporation of Utilities authorize and limit the aggregate amount of additional shares of Cumulative Preference Stock and Cumulative Preferred Stock that may be issued. At June 30, 1996, Utilities could have issued an additional 700,000 shares of Cumulative Preference Stock and 100,000 additional shares of Cumulative Preferred Stock.

     The Company's capitalization ratios at June 30, were as follows:

                            1996          1995

     Long-term debt          46%           48%
     Preferred stock          2             2
     Common equity           52            50
                            100%          100%

     The 1995 ratios included $50 million of long-term debt due in
less  than  one year because    it was the Company's intention  to
refinance the debt with long-term securities.


     Under provisions of the Merger Agreement, there are restrictions on the amount of long-term debt the Company can issue pending the merger. The Company does not expect the restrictions to have a material effect on its ability to meet its future capital requirements.

                          SHORT-TERM FINANCING

      For interim financing, Utilities is authorized by the FERC to issue, through 1996, up to $200 million of short-term notes. In addition to providing for ongoing working capital needs, this availability of short-term financing provides Utilities flexibility in the issuance of long-term securities. At June 30, 1996, Utilities had outstanding short-term borrowings of $129.6 million, including $4.6 million of notes payable to associated companies.

      Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At June 30, 1996, $65 million was sold under the agreement.

      At June 30, 1996, the Company had bank lines of credit aggregating $121.1 million, of which $108 million was being used to support commercial paper (weighted average interest rate of 5.40%) and $11.1 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At June 30, 1996, there was $17 million outstanding under this facility (weighted average interest rate of 5.57%).

                          ENVIRONMENTAL MATTERS

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites, but believes it is not responsible for two of these sites based on extensive reviews of the ownership records and historical information available for the two sites. Utilities has notified the appropriate regulatory agency that it believes it does not have any responsibility as relates to these two sites, but no response has been received from the agency on this issue. Utilities is also aware of six other sites that it may have owned or operated in the past and for which, as a result, it may be designated as a PRP in the future in the event that environmental concerns arise at these sites. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities believes it has completed the remediation of seven sites although it is in the process of obtaining final approval from the applicable environmental agencies on this issue for each site. Utilities is in various stages of the investigation and/or remediation processes for the remaining 19 sites and estimates the range of additional costs to be incurred for investigation and/or remediation of the sites to be approximately $24 million to $57 million.

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $35 million (including $4.6 million as current liabilities) at June 30, 1996. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known; in addition, Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with several of the sites for which remediation has been completed.

      In April 1996, Utilities filed a lawsuit against certain of its insurance carriers seeking reimbursement for investigation, mitigation, prevention, remediation and monitoring costs associated with the FMGP sites. Settlement discussions are proceeding between Utilities and its insurance carriers regarding the recovery of these FMGP-related costs. The amount of aggregate potential recovery, or the regulatory treatment of any such recoveries, cannot be reasonably determined at this time and, accordingly, no estimated amounts have been recorded at June 30, 1996. Regulatory assets of approximately $35 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

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

      The Act and other federal laws also require the United States Environmental Protection Agency (EPA) to study and regulate, if necessary, additional issues that potentially affect the electric utility industry, including emissions relating to NOx, ozone transport, mercury and particulate control; toxic release inventories and modifications to the PCB rules. Currently, the impacts of these potential regulations are too speculative to quantify.

     In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling method suggests that the Cedar Rapids area could be classified as "nonattainment" for the National Ambient Air Quality Standard (NAAQS) established for SO2. The worst-case modeling study suggested that two of Utilities' generating facilities contribute to the modeled exceedences and recommended that additional monitors be located near Utilities' sources to assess actual ambient air quality. In the event that Utilities' facilities contribute excessive emissions, Utilities would be required to reduce emissions, which would primarily entail capital expenditures for modifications to the facilities. Utilities is planning to convert one of its fossil generating facilities to a natural gas-fired cogeneration facility. Such facility was contributing to the modeled exceedences thus the conversion will have the added inherent benefit of reducing SO2 emissions. Utilities is proposing to resolve the remainder of EPA's nonattainment concerns by installing a new stack at the other generating facility contributing to the modeled exceedences at a potential capital cost of up to $4.5 million over the next four years.

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

      The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The State of Iowa has joined the Midwest Interstate Low-Level Radioactive Waste Compact Commission (Compact), which is planning a storage facility to be located in Ohio to store waste generated by the Compact's six member states. At June 30, 1996, Utilities has prepaid costs of approximately $1.1 million to the Compact for the building of such a facility. A Compact disposal facility is anticipated to be in operation in approximately ten years
after  approval of new enabling legislation by the member states.   Such
legislation has been approved by all six states. Approval by the U.S. Congress will also be required before it is effective and is currently expected to be considered in 1997. On-site storage capability currently exists for low-level radioactive waste expected to be generated until the Compact facility is able to accept waste materials. In addition, the Barnwell, South Carolina disposal facility has reopened for an indefinite time period and Utilities is in the process of shipping to Barnwell the majority of the low-level radioactive waste it has accumulated on-site, and intends to ship the waste it produces in the future as long as the Barnwell site remains open, thereby minimizing the amount of low-level waste stored on-site.

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

      The  National Energy Policy Act of 1992 addresses several  matters
designed  to  promote  competition  in  the  electric  wholesale   power
generation market. In April 1996, the FERC issued final rules (FERC Orders 888 and 889), largely confirming earlier proposals, requiring electric utilities to open their transmission lines to other wholesale buyers and sellers of electricity. The rules became effective on July
9, 1996. The key provisions of the rules are: 1) utilities must act as "common carriers" of electricity, reserving capacity on their lines for
other   wholesale  buyers  and  sellers  of  electricity  and   charging
competitors no more than they pay themselves for use of the lines; 2) utilities must establish electronic bulletin boards to share information about transmission capacity; and 3) utilities can recover "stranded costs" by charging large wholesale customers a fee for switching to a
new   supplier.   Utilities  filed  conforming  pro-forma  open   access
transmission tariffs with the FERC which became effective October 1, 1995. In response to FERC Order 888, Utilities filed its final pro-forma tariffs with FERC on July 9, 1996. These tariffs have not yet been
approved   by   the  FERC.   The  geographic  position   of   Utilities'
transmission  system  could provide revenue opportunities  in  the  open
access   environment.    The  Company  cannot  predict   the   long-term
consequences of these rules on its results of operation or financial condition.

      The final FERC rules do not provide for the recovery of stranded costs resulting from retail competition. The various states retain jurisdiction over whether to permit retail competition, the terms of such retail competition and the recovery of any portion of stranded costs that are ultimately determined by FERC and the states to have resulted from retail competition.

      As part of Utilities' strategy for the emerging and competitive power markets, Utilities, IPC and Wisconsin Power and Light Company (the utility subsidiary of WPLH), and a number of other utilities have proposed the creation of an independent system operator (ISO) for the companies'
power  transmission  grid.   The companies would  retain  ownership  and
control of the facilities, but the ISO, subject to FERC approval, would set rates for access and assume fair treatment for all companies seeking access. The proposal requires approval from state regulators and the FERC.

      The IUB initiated a Notice of Inquiry (Docket No. NOI-95-1) in early 1995 on the subject of "Emerging Competition in the Electric Utility Industry." A one-day roundtable discussion was held to address all forms of competition in the electric utility industry and to assist the IUB in gathering information and perspectives on electric competition from all persons or entities with an interest or stake in the issues. Additional discussions were held in December 1995, May 1996 and July 1996. In January 1996, the IUB created its own timeline for evaluating industry restructuring in Iowa. Included in the IUB's process was the creation of a 22-member advisory panel, of which Utilities is a member. The IUB has established a self-imposed deadline of the fourth quarter of 1996, for publishing its analysis of various restructuring options and any advisory panel comments on the IUB's options and analysis. The IUB's schedule calls for public information meetings to be held around the state of Iowa during late 1996 and early 1997.

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

      The Company cannot predict the long-term consequences of these competitive issues on its results of operations or financial condition. The Company's strategy for dealing with these emerging issues includes seeking growth opportunities, continuing to offer quality customer service, ongoing cost reductions and productivity enhancements, the major objective of which is to allow Utilities to better prepare for a competitive, deregulated electric utility industry. In this connection, Utilities has undertaken Process Redesign, an effort to improve service levels, to reduce its cost structure and to become more market-focused and customer-oriented.

      Process Redesign is examining the major business processes within Utilities, which are: Customer Service Fulfillment, Fossil-Fueled Energy Supply, Nuclear Energy Supply, Non-Electric Fuel Supply Chain, Transmission and Distribution Energy Delivery, and Planning, Budgeting & Performance Management. These areas were examined during Phase I of the effort, which lasted from January 1995 through May 1995. Phase I recommendations were designed to make broad-based changes in the way work was performed and results were achieved in each of the processes. Management accepted the recommendations and, in June 1995, initiated Phase II of the project. The detailed designs resulting from Phase II were substantially completed in November 1995 and pilot programs began.

      Examples of the Process Redesign changes include, but are not limited to: managing the business in business unit form, rather than functionally; formation of alliances with vendors of certain types of material rather than opening most purchases to a bidding process;
changing standards and construction practices in transmission and distribution areas; changing certain work practices in power plants; and improving the method by which service is delivered to customers in all customer classes. The specific recommendations range from simple improvements in current operations to radical changes in the way work is performed and service is delivered. Utilities currently intends to implement all of the recommendations of the Process Redesign teams, although the pilot stage or potential effects of the Proposed Merger could prove that some of the recommendations are not efficient or effective and must be revised or eliminated. Subject to delays caused by implementing any such revisions, implementation of the Process Redesign changes will be partially completed in 1996, but, certain results will not be achieved until 1997. In addition, the Company must give consideration to the potential effects of the Proposed Merger as part of the implementation process so that duplication of efforts are avoided.

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

Financial Derivatives The Company has a policy that financial derivatives are to be used only to mitigate business risks and not for speculative purposes. At June 30, 1996, the Company did not have any material financial derivatives outstanding.

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

Item 4.  Results of Votes of Security Holders.

None.

Item 5.  Other Information.

(a) The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Commission as follows:

          For the twelve months ended:

               June 30, 1996                 3.23
               December 31, 1995             3.04
               December 31, 1994             3.18
               December 31, 1993             3.41
               December 31, 1992             2.49
               December 31, 1991             2.64


(b) John E. Ebright joined the Company as Controller & Chief Accounting Officer, effective July 8, 1996.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits -

       3(a) Bylaws of Registrant, as amended May 7, 1996 (Filed as Exhibit 3(a) to the Company's Form 10-Q for the quarter ended March 31, 1996).

     *12  Ratio of Earnings to Fixed Charges

     *27  Financial Data Schedule.

     *  Exhibits designated by an asterisk are filed herewith.

(b)  Reports on Form 8-K -

          Items Reported       Financial Statements       Date of Report

                5,7                   None               April 3, 1996  (1)
                5,7                   None               April 12, 1996 (2)
                5,7                   None               May 22, 1996   (3)


 (1) The Form 8-K report was filed on April 8, 1996 with the earliest event reported occurring on April 3, 1996.

(2) The Form 8-K report was filed on April 18, 1996 with the earliest event reported occurring on April 12, 1996.

(3) The Form 8-K report was filed on May 24, 1996 with the earliest event reported occurring on May 22, 1996.
                               SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   IES UTILITIES INC.
                                      (Registrant)




Date:   August 14, 1996            By /s/          Dennis B. Vass
                                                     (Signature)
                                                   Dennis B. Vass
                                       Treasurer & Principal Financial Officer





                                   By /s/          John E. Ebright
                                                     (Signature)
                                                   John E. Ebright
                                         Controller & Chief Accounting Officer