Form 10-Q
period 1996-09-30
IES UTILITIES INC
filed 1996-11-13
CIK 52485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1996

                                   OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from _______________to_______________
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


            Class                            Outstanding at October 31, 1996
Common Stock, $2.50 par value                         13,370,788 shares



                           IES UTILITIES INC.


                                  INDEX




                                                                     Page No.


Part I.  Financial Information.



Item 1.  Consolidated Financial Statements.

         Consolidated Balance Sheets -
           September 30, 1996 and December 31, 1995                   3 - 4

         Consolidated Statements of Income -
           Three, Nine and Twelve Months Ended
           September 30, 1996 and 1995                                  5

         Consolidated Statements of Cash Flows -
           Three, Nine and Twelve Months Ended
           September 30, 1996 and 1995                                  6

         Notes to Consolidated Financial Statements                   7 - 18

Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition.              19 - 41



Part II.  Other Information.                                         42 - 46



Signatures.                                                            47

                          PART 1. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS
                            CONSOLIDATED BALANCE SHEETS

                                                   September 30,
                                                       1996        December 31,
ASSETS                                              (Unaudited)        1995
                                                           (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
        Electric                                   $ 1,949,085     $ 1,900,157
        Gas                                            171,050         165,825
        Other                                          109,924         106,396
                                                     2,230,059       2,172,378
    Less - Accumulated depreciation                  1,020,070         950,324
                                                     1,209,989       1,222,054
    Leased nuclear fuel, net of amortization            36,525          36,935
    Construction work in progress                       90,191          52,772
                                                     1,336,705       1,311,761
  Other, net of accumulated depreciation
    and amortization of $1,334,000 and
    $1,166,000, respectively                             5,145           5,477
                                                     1,341,850       1,317,238


Current assets:
  Cash and temporary cash investments                    1,102           2,734
  Accounts receivable -
    Customer, less reserve                               5,275          18,619
    Other                                                8,816           8,912
  Income tax refunds receivable                          1,633             846
  Production fuel, at average cost                      14,224          12,155
  Materials and supplies, at average cost               21,536          27,229
  Adjustment clause balances                               750               0
  Regulatory assets                                     24,351          22,791
  Prepayments and other                                 16,830          18,556
                                                        94,517         111,842


Investments:
  Nuclear decommissioning trust funds                   54,870          47,028
  Cash surrender value of life insurance
    policies                                             4,089           3,582
  Other                                                    421             475
                                                        59,380          51,085


Other assets:
  Regulatory assets                                    212,753         207,202
  Deferred charges and other                            22,213          21,268
                                                       234,966         228,470
                                                   $ 1,730,713     $ 1,708,635



                          CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                   September 30,
                                                       1996        December 31,
CAPITALIZATION AND LIABILITIES                      (Unaudited)        1995
                                                           (in thousands)
Capitalization:
  Common stock - par value $2.50 per share -
    authorized 24,000,000 shares;
    13,370,788 shares outstanding                  $    33,427     $    33,427
  Paid-in surplus                                      279,042         279,042
  Retained earnings                                    219,206         212,522
      Total common equity                              531,675         524,991
  Cumulative preferred stock - par value
    $50 per share - authorized 466,406
    shares; 366,354 shares outstanding                  18,320          18,320
  Long-term debt (excluding current portion)           517,279         465,463
                                                     1,067,274       1,008,774


Current liabilities:
  Notes payable to associated companies                  4,230           8,888
  Other short-term borrowings                           78,000         101,000
  Capital lease obligations                             13,523          15,717
  Maturities and sinking funds                           8,140          15,140
  Accounts payable                                      50,945          64,564
  Accrued interest                                       8,715           8,038
  Accrued taxes                                         59,457          50,369
  Accumulated refueling outage provision                14,441           7,690
  Adjustment clause balances                                 0           3,148
  Environmental liabilities                              5,418           5,521
  Other                                                 18,991          17,300
                                                       261,860         297,375


Long-term liabilities:
  Pension and other benefit obligations                 42,463          41,866
  Capital lease obligations                             23,002          21,218
  Environmental liabilities                             39,392          40,905
  Other                                                  7,310           8,719
                                                       112,167         112,708


Deferred credits:
  Accumulated deferred income taxes                    254,281         252,663
  Accumulated deferred investment tax credits           35,131          37,115
                                                       289,412         289,778


Commitments and contingencies (Note 6)


                                                   $ 1,730,713     $ 1,708,635

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                  For the                         For the                         For the
                                             Three Months Ended              Nine Months Ended              Twelve Months Ended
                                                September 30                    September 30                    September 30
                                            1996            1995            1996            1995            1996            1995
                                                                               (in thousands)
Operating revenues:
    Electric                           $  173,626      $  183,876      $  436,027      $  433,502      $  562,996      $  558,219
    Gas                                    12,169          14,214         103,854          89,241         151,906         127,767
    Other                                   4,375           2,358          13,296           8,216          17,143          10,829
                                          190,170         200,448         553,177         530,959         732,045         696,815


Operating expenses:
    Fuel for production                    29,148          31,945          72,168          71,691          96,733          89,576
    Purchased power                        18,655          19,954          55,125          53,399          68,600          74,061
    Gas purchased for resale                5,034           7,940          64,445          59,527          96,116          85,481
    Other operating expenses               37,594          35,798         112,506         102,854         154,902         138,620
    Maintenance                            13,192          11,912          37,516          34,202          46,901          47,972
    Depreciation and amortization          21,908          19,315          65,957          60,632          84,709          78,667
    Taxes other than income taxes          11,386          12,224          34,996          36,955          43,054          45,952
                                          136,917         139,088         442,713         419,260         591,015         560,329


Operating income                           53,253          61,360         110,464         111,699         141,030         136,486


Interest expense and other:
   Interest expense                        11,466          11,242          33,346          33,432          44,375          43,988
   Allowance for funds used during
     construction                            -761            -762          -2,141          -2,662          -2,904          -3,608
   Miscellaneous, net                       6,230            -244           5,090             348           5,597            -528
                                           16,935          10,236          36,295          31,118          47,068          39,852


Income before income taxes                 36,318          51,124          74,169          80,581          93,962          96,634


Income taxes:
    Current                                15,132          21,463          33,487          24,441          42,513          31,096
    Deferred                                1,834             486           1,296          11,083             527           9,863
    Amortization of investment
       tax credits                           -661            -667          -1,984          -2,012          -2,658          -2,673
                                           16,305          21,282          32,799          33,512          40,382          38,286


Net income                                 20,013          29,842          41,370          47,069          53,580          58,348
Preferred dividend requirements               229             229             686             686             914             914
Net income available for
  common stock                         $   19,784      $   29,613      $   40,684      $   46,383      $   52,666      $   57,434


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.







                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                          For the Three               For the Nine               For the Twelve
                                                          Months Ended                Months Ended                Months Ended
                                                          September 30                September 30                September 30
                                                       1996          1995          1996          1995          1996          1995
                                                                                     (in thousands)

  Cash flows from operating activities:
    Net income                                     $  20,013     $  29,842     $  41,370     $  47,069     $  53,580     $  58,348
    Adjustments to reconcile net income to net
      cash flows from operating activities -
       Depreciation and amortization                  21,908        19,315        65,957        60,632        84,709        78,667
       Amortization of principal under capital
         lease obligations                             4,945         4,934        14,195        10,801        19,108        14,463
       Deferred taxes and investment
         tax credits                                   1,173          -181          -688         9,071        -2,131         7,190
       Refueling outage provision                      1,831         3,006         6,751        -9,954         9,199        -6,807
       Amortization of other assets                    2,041         2,107         7,191         4,789         9,845         5,429
       Other                                              13          -196           -24          -558           657        -1,057
    Other changes in assets and liabilities -
       Accounts receivable                             5,466        -6,675         6,440        -2,130        -1,146        -6,879
       Production fuel, materials and supplies        -1,118           839          -190        -2,092         3,560        -3,247
       Accounts payable                                2,353          -343       -11,075       -19,302         3,832         6,082
       Accrued taxes                                  21,259        32,419         8,301        26,399       -12,313        11,419
       Provision for rate refunds                        -43         2,759          -106        12,966       -12,966        12,966
       Adjustment clause balances                     -3,559            -7        -3,898         1,903        -1,220           969
       Gas in storage                                 -8,280        -4,737           965         4,587        -1,193         3,543
       Other                                          -2,816        -2,438         1,607         2,481        -2,058         1,213
         Net cash flows from operating activities     65,186        80,644       136,796       146,662       151,463       182,299


  Cash flows from financing activities:
    Dividends declared on common stock               -12,000       -10,000       -34,000       -33,000       -44,000       -48,000
    Dividends declared on preferred stock               -229          -229          -686          -686          -914          -914
    Proceeds from issuance of long-term debt          60,000             0        60,000        50,000       110,000        50,000
    Reductions in long-term debt                     -15,000             0       -15,140       -50,140       -65,140       -50,140
    Net change in short-term borrowings              -47,345       -33,977       -27,658         3,309        23,426        56,196
    Principal payments under capital
      lease obligations                               -4,626        -3,314       -14,162        -9,529       -19,096       -13,608
    Sale of utility accounts receivable                    0         9,000         7,000        11,000             0        12,000
    Other                                               -182             0          -354             0        -2,056             0
      Net cash flows from financing activities       -19,382       -38,520       -25,000       -29,046         2,220         5,534


  Cash flows from investing activities:
    Construction and acquisition expenditures -
       Utility                                       -39,701       -31,669       -97,084       -89,664      -133,524      -154,200
       Other                                              -2          -805          -344        -2,782          -902        -4,645
    Deferred energy efficiency expenditures           -3,887        -4,987       -12,643       -12,965       -17,708       -17,611
    Nuclear decommissioning trust funds               -1,502        -1,832        -4,506        -4,598        -6,008        -5,981
    Other                                                272        -1,888         1,149        -7,318         3,137        -3,172
      Net cash flows from investing activities       -44,820       -41,181      -113,428      -117,327      -155,005      -185,609


  Net increase (decrease) in cash and temporary
    cash investments                                     984           943        -1,632           289        -1,322         2,224


  Cash and temporary cash investments at
    beginning of period                                  118         1,481         2,734         2,135         2,424           200


  Cash and temporary cash investments at
    end of period                                  $   1,102     $   2,424     $   1,102     $   2,424     $   1,102     $   2,424


  Supplemental cash flow information:
    Cash paid during the period for -
      Interest                                     $  10,866     $   8,428     $  30,443     $  30,500     $  44,511     $  41,842
      Income taxes                                 $   3,921     $   1,498     $  35,489     $  12,881     $  51,691     $  25,312

    Noncash investing and financing activities -
      Capital lease obligations incurred           $     939     $     149     $  13,785     $   2,807     $  13,896     $   5,851


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           September 30, 1996


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

(2)  POTENTIAL BUSINESS COMBINATIONS:
     (a)  Proposed Merger of Industries -

      Industries, WPL Holdings, Inc. (WPLH) and Interstate Power Company
(IPC) have entered into an Agreement and Plan of Merger (Merger Agreement), dated November 10, 1995, as amended, providing for: a) IPC becoming a wholly-owned subsidiary of WPLH, and b) the merger of Industries with and into WPLH, which merger will result in the combination of Industries and WPLH as a single holding company (collectively, the Proposed Merger). The new holding company will be named Interstate Energy Corporation (Interstate Energy), and Industries will cease to exist. Each holder of Industries common stock will receive 1.14 shares of Interstate Energy common stock for each share of Industries common stock. The Proposed Merger, which will be accounted for as a pooling of interests, has been approved by the respective Boards of Directors and by the shareholders of each company. It is still subject to approval by several federal and state regulatory agencies. The companies expect to receive such regulatory approvals by the summer of 1997. The corporate headquarters of Interstate Energy will be in Madison, Wisconsin.

       The business of Interstate Energy will consist of utility operations and various non-utility enterprises. The utility subsidiaries currently serve approximately 870,000 electric customers and 360,000 natural gas customers in Iowa, Wisconsin, Illinois and Minnesota.

     (b)  Unsolicited Acquisition Proposal -

      On August 5, 1996, MidAmerican Energy Company (MAEC), an electric and natural gas utility company based in Des Moines, Iowa, announced that it had made an unsolicited offer to acquire Industries in a cash and stock transaction. Industries' Board of Directors rejected MAEC's offer and the shareholders of Industries subsequently approved the Proposed Merger, thereby also rejecting MAEC's offer.

(3)  RATE MATTERS:
     (a)  1995 Gas Rate Case -

      On  August 4, 1995, Utilities applied to the Iowa Utilities  Board
(IUB) for an annual increase in gas rates of $8.8 million, or 6.2%. An interim increase of $8.6 million was requested and the IUB, subsequently, approved an interim increase of $7.1 million annually, effective October 11, 1995, subject to refund. On April 4, 1996, the IUB issued an order approving a settlement agreement entered into by Utilities, the Office of Consumer Advocate and all three industrial intervenor groups, which allowed Utilities a $6.3 million annual increase. Utilities subsequently filed final compliance tariffs which became effective on May 30, 1996. Primarily because of changes in rate design, there was a refund obligation of approximately $43,000 which was made in the third quarter of 1996.

      (b)  Electric Price Announcements -

       Utilities and its Iowa-based proposed merger partner, IPC, announced in April their intentions to hold retail electric prices to their current levels until at least January 1, 2000. The companies made the proposal as part of their testimony in the merger-related application filed with the IUB; the application was later withdrawn and will be resubmitted in either the fourth quarter of 1996 or the first quarter of 1997 and the companies intend to include the same proposal in the resubmittal of the filing. The proposal excludes price changes due to government-mandated programs, such as energy efficiency cost recovery, or unforeseen dramatic changes in operations.

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

     (c)  Energy Efficiency Cost Recovery -

      Current IUB rules mandate Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues for energy efficiency programs. Under provisions of the IUB rules, Utilities is currently recovering the energy efficiency costs incurred through 1993 for such programs, including its direct expenditures, carrying costs, a return on its expenditures and a reward. These costs are being recovered over a four-year period and the recovery began on June 1, 1995. In December 1996, under provisions of the IUB rules, the Company will file for recovery of the costs relating to its 1994 and 1995 programs.

      Iowa statutory changes enacted in 1996, and applicable to future programs once the legislation is adopted by the IUB, have eliminated both: 1) the 2% and 1.5% spending requirements described above in favor of IUB-determined energy savings targets and 2) the delay in recovery of energy efficiency costs by allowing recovery which is concurrent with spending. This will eventually eliminate the regulatory asset which exists under the current rate making mechanism.

(4)  UTILITY ACCOUNTS RECEIVABLE:

      Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At September 30, 1996, $65 million was sold under the agreement.

(5)  DEBT:
     (a)  Long-Term Debt -

      In September 1996, Utilities repaid at maturity $15 million of Series J, 6.25% First Mortgage Bonds and, in a separate transaction, issued $60 million of Collateral Trust Bonds, 7.25%, due 2006.

     (b)  Short-Term Debt -

      At September 30, 1996, the Company had bank lines of credit aggregating $121.1 million, of which $78 million was being used to support commercial paper (weighted average interest rate of 5.47%) and $11.1 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At September 30, 1996, there were no borrowings outstanding under this facility.

(6) CONTINGENCIES:
    (a)  Environmental Liabilities -

     The Company has recorded environmental liabilities of approximately $45 million in its Consolidated Balance Sheets at September 30, 1996. The significant items are discussed below.

          Former Manufactured Gas Plant (FMGP) Sites

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites, but believes it is not responsible for two of these sites based on extensive reviews of the ownership records and historical information available for the two sites. Utilities has notified the appropriate regulatory agency that it believes it does not have any responsibility as relates to these two sites, but no response has been received from the agency on this issue. Utilities is also aware of six other sites that it may have owned or operated in the past and for which, as a result, it may be designated as a PRP in the future in the event that environmental concerns arise at these sites. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities believes it has completed the remediation of seven sites although it is in the process of obtaining final approval from the applicable environmental agencies on this issue for each site. Utilities is in various stages of the investigation and/or remediation processes for the remaining 19 sites and estimates the range of additional costs to be incurred for investigation and/or remediation of the sites to be approximately $22 million to $54 million.

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $34 million (including $4.6 million as current liabilities) at September 30, 1996. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known; in addition, Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with several of the sites for which remediation has been completed.

      In April 1996, Utilities filed a lawsuit against certain of its insurance carriers seeking reimbursement for investigation, mitigation, prevention, remediation and monitoring costs associated with the FMGP sites. Settlement discussions are proceeding between Utilities and its insurance carriers regarding the recovery of these FMGP-related costs. The amount of aggregate potential recovery, or the regulatory treatment of any such recoveries, cannot be reasonably determined at this time and, accordingly, no estimated amounts have been recorded at September 30, 1996. Regulatory assets of approximately $34 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

          National Energy Policy Act of 1992

      The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases and, for the Duane Arnold Energy Center
(DAEC), averages $1.4 million annually through 2007, of which Utilities' 70% share is $1.0 million. Utilities is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. Utilities' 70% share of the future assessment, $10.7 million payable through 2007, has been recorded as a liability in the Consolidated Balance Sheets, including $0.8 million included in "Current liabilities - Environmental liabilities," with a related regulatory asset for the unrecovered amount.

     (b)  Air Quality Issues -

      The Clean Air Act Amendments of 1990 (Act) requires emission reductions of sulfur dioxide (SO2) and nitrogen oxides (NOx) to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act are being implemented in two phases; the Phase I requirements have been met and the Phase II requirements affect eleven other fossil units beginning in the year 2000. Utilities expects to meet the requirements of Phase II by switching to lower sulfur fuels, capital expenditures primarily related to fuel burning equipment and boiler modifications, and the possible purchase of SO2 allowances. Utilities estimates capital expenditures at approximately $23.5 million, including $7.4 million in 1996 (of which $4.1 million was expended as of September 30, 1996), in order to meet the acid rain requirements of the Act.

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

     In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling method suggests that the Cedar Rapids area could be classified as "nonattainment" for the National Ambient Air Quality Standard (NAAQS) established for SO2. The worst-case modeling study suggested that two of Utilities' generating facilities contribute to the modeled exceedences and recommended that additional monitors be located near Utilities' sources to assess actual ambient air quality. In the event that Utilities' facilities contribute excessive emissions, Utilities would be required to reduce emissions, which would primarily entail capital expenditures for modifications to the facilities. Utilities is currently exploring its options to modify one of its fossil generating facilities to reduce SO2 emissions. Utilities is proposing to resolve the remainder of EPA's nonattainment concerns by installing a new stack at the other generating facility contributing to the modeled exceedences at a potential aggregate capital cost of up to $4.5 million over the next four years.

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

      Utilities began paying the transition costs in 1993 and at September 30, 1996, has recorded a liability of $4.2 million for those transition costs that have been incurred, but not yet billed, by the pipelines to date, including $2.0 million expected to be billed through September 1997. Utilities is currently recovering the transition costs from its customers through its Purchased Gas Adjustment Clauses as such costs are billed by the pipelines. Transition costs, in addition to the recorded liability, that may ultimately be charged to Utilities could approximate $4.1 million. The ultimate level of costs to be billed to Utilities depends on the pipelines' future filings with the FERC and other future events, including the market price of natural gas. However, Utilities believes any transition costs that the FERC would allow the pipelines to collect from Utilities would be recovered from its customers, based upon regulatory treatment of these costs currently and similar past costs by the IUB. Accordingly, regulatory assets, in amounts corresponding to the recorded liabilities, have been recorded to reflect the anticipated recovery.

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

                       POTENTIAL BUSINESS COMBINATIONS

     (a)  Proposed Merger of Industries -

      Industries, WPL Holdings, Inc. (WPLH) and Interstate Power Company
(IPC) have entered into an Agreement and Plan of Merger (Merger Agreement), dated November 10, 1995, as amended, providing for: a) IPC becoming a wholly-owned subsidiary of WPLH, and b) the merger of Industries with and into WPLH, which merger will result in the combination of Industries and WPLH as a single holding company (collectively, the Proposed Merger). The new holding company will be named Interstate Energy Corporation (Interstate Energy), and Industries will cease to exist. Each holder of Industries common stock will receive 1.14 shares of Interstate Energy common stock for each share of Industries common stock. The Proposed Merger, which will be accounted for as a pooling of interests, has been approved by the respective Boards of Directors and by the shareholders of each company. It is still subject to approval by several federal and state regulatory agencies. The companies expect to receive such regulatory approvals by the summer of 1997. The corporate headquarters of Interstate Energy will be in Madison, Wisconsin.

       The business of Interstate Energy will consist of utility operations and various non-utility enterprises. The utility subsidiaries currently serve approximately 870,000 electric customers and 360,000 natural gas customers in Iowa, Wisconsin, Illinois and Minnesota.

     (b)  Unsolicited Acquisition Proposal -

      On August 5, 1996, MidAmerican Energy Company (MAEC), an electric and natural gas utility company based in Des Moines, Iowa, announced that it had made an unsolicited offer to acquire Industries in a cash and stock transaction. Industries' Board of Directors rejected MAEC's offer and the shareholders of Industries subsequently approved the Proposed Merger, thereby also rejecting MAEC's offer.

                          RESULTS OF OPERATIONS

      The following discussion analyzes significant changes in the components of net income available for common stock and financial condition from the prior periods for the Company:

      The Company's net income available for common stock decreased ($9.8) million, ($5.7) million and ($4.8) million during the three, nine and twelve month periods, respectively. The decrease in earnings for all three periods was primarily due to cooler weather conditions during the third quarter of 1996 as compared to the third quarter of 1995 and Utilities' share of the costs incurred relating to the successful defense of the hostile takeover attempt mounted by MAEC. The weather conditions in the third quarter of 1996 and 1995 were cooler than normal and significantly warmer than normal, respectively. Accordingly, the Company estimates the weather conditions impacted the quarterly earnings by approximately $8 million on a comparative basis. The company estimates that its share of the hostile takeover defense costs reduced earnings for the three periods by approximately $4 million. Increased operating expenses and a higher effective income tax rate also adversely impacted earnings for the three periods. These items were partially offset by sales growth in Utilities' service territory, the impact of a natural gas pricing increase implemented in the fourth quarter of 1995 and increased steam volumes sold.

      The Company's operating income increased or (decreased) ($8.1) million, ($1.2) million and $4.5 million during the three, nine and twelve month periods, respectively. The contrasting relationship between the change in operating income and net income was primarily due to Utilities' share ($6.5 million) of the hostile takeover defense costs which are included in "Miscellaneous, net" in the Consolidated Statements of Income. Reasons for the changes in the results of operations are explained in the following discussion.

Electric  Revenues   Electric revenues and Kwh sales (before  off-system
sales) for Utilities increased or (decreased) as compared with the prior period as follows:

                                                  Changes vs. Prior Period
                                                 Three      Nine     Twelve
                                                 Months     Months   Months
                                                       ($ in millions)

Total electric revenues                          $ (10.3)  $   2.5   $   4.8
Off-system sales revenues                           (2.0)      2.1       3.6
Electric revenues (excluding off-system sales)   $  (8.3)  $   0.4   $   1.2

Electric sales (excluding off-system sales):
  Residential and Rural                            (17.9)%    (4.7)%    (2.8)%
  General Service                                   (7.9)     (2.9)      0.1
  Large General Service                              5.2       3.5       4.4
Total                                               (3.9)      0.2       1.5


     Weather had a significant impact on sales during the three and nine month periods. The largest effect of weather for the periods was on sales to residential and rural customers. Under historically normal weather conditions, total sales (excluding off-system sales) during the three, nine and twelve month periods would have increased 4.9%, 2.7% and 2.9%, respectively. The sales comparisons for the nine and twelve month periods were impacted by a true-up adjustment to Utilities' unbilled sales recorded in the second quarter of 1995. The sales increases to the large general service customers (which are not significantly impacted by weather) during all three periods reflect the underlying strength of the economy as industrial expansions in Utilities' service territory continued during these periods.

     Utilities' electric tariffs include energy adjustment clauses (EAC) that are designed to currently recover the costs of fuel and the energy portion of purchased power billings.

     The decrease in the electric revenues during the three month period was primarily due to the weather-related decrease in sales to consumers as discussed previously, lower fuel costs collected through the EAC and lower off-system sales. The nine and twelve month increases were primarily due to increased sales to consumers, higher off-system sales and the recovery of expenditures for energy efficiency programs pursuant to an Iowa Utilities Board (IUB) order. The impact of the nine and twelve month increases was partially offset by the 1995 unbilled revenue adjustment.

      Refer  to  Note  3(b)  of  the  Notes  to  Consolidated  Financial
Statements for a discussion of merger-related retail and wholesale electric price proposals that Utilities has announced.

Gas Revenues Gas revenues increased or decreased ($2.0) million, $14.6 million and $24.1 million for the three, nine and twelve month periods, respectively. Utilities' gas sales and transported volumes increased or (decreased) for the periods ended September 30, 1996, as compared with the prior periods, as follows:

                                  Changes vs. Prior Period
                      Three Months      Nine Months       Twelve Months

Residential              (8.2)%            11.7%              14.9%
Commercial              (11.2)              8.6               11.7
Industrial               (5.3)              2.2               (5.5)

Sales to consumers       (8.6)              9.7               11.4

Transported volumes     (15.3)             (6.3)              (3.4)

Total                   (12.2)              4.9                7.2



      Under historically normal weather conditions, Utilities' gas sales and transported volumes would have increased or (decreased) (12.1)%, 0.1% and 0.7% during the three, nine and twelve month periods, respectively.

      Utilities'  gas  tariffs include purchased gas adjustment  clauses
(PGA) that are designed to currently recover the cost of gas sold.

      On August 4, 1995, Utilities applied to the IUB for an annual increase in gas rates of $8.8 million, or 6.2%. The IUB approved an interim increase of $7.1 million annually, effective October 11, 1995, subject to refund. On April 4, 1996, the IUB issued an order which allowed Utilities a $6.3 million annual increase. Refer to Note 3(a) of the Notes to Consolidated Financial Statements for a further discussion of the gas rate case.

      Utilities' gas revenues increased during both the nine and twelve month periods primarily because of higher gas costs recovered through the PGA, the gas pricing increase, recovery of expenditures for the energy efficiency programs and increased sales to ultimate consumers (largely on account of the weather). The three month decrease in Utilities' gas revenues was due to lower gas costs recovered through the PGA partially offset by the gas pricing increase.

Other Revenues Other revenues increased $2.0 million, $5.1 million and $6.3 million during the three, nine and twelve month periods, respectively, primarily because of an increase in steam revenues, due to increased volumes sold.

Operating Expenses Fuel for production increased or (decreased) ($2.8) million, $0.5 million and $7.2 million during the three, nine and twelve month periods, respectively. The three month decrease was primarily due to lower Kwh generation, due to the decreased sales, and lower average fuel costs. The twelve month increase was substantially related to increased Kwh generation, primarily the result of a refueling outage during early 1995 at Utilities' nuclear generating station, the Duane Arnold Energy Center (DAEC). There was no refueling outage during the first nine months of 1996.

      Purchased power increased or (decreased) ($1.3) million, $1.7 million and ($5.5) million during the three, nine and twelve month periods, respectively. The three and twelve month decreases were due to decreased energy purchases with lower capacity costs also contributing to the twelve month decrease. The nine month increase was due to increased energy purchases, partially offset by lower capacity costs.

      Gas purchased for resale increased or (decreased) ($2.9) million, $4.9 million and $10.6 million during the three, nine and twelve month periods, respectively. The three month decrease was primarily due to the timing of the recovery of gas costs through the PGA and decreased gas sales, partially offset by the effects of higher average natural gas prices. The nine and twelve month increases were due to higher average natural gas prices and increased sales, partially offset by the timing of the recovery of gas costs through the PGA.

      Other operating expenses increased $1.8 million, $9.7 million and $16.3 million during the three, nine and twelve month periods, respectively. Contributing to the increase in all periods were increased labor and benefits costs and costs incurred in the Company's efforts to prepare for an increasingly competitive utility industry including, among other items, costs relating to the Proposed Merger and the Company's reengineering effort (Process Redesign). The nine and twelve month increases were also due to the amortization of previously deferred energy efficiency expenditures (which are currently being recovered through rates) and were partially offset by lower former manufactured gas plant (FMGP) clean-up costs.

      Maintenance expenses increased or (decreased) $1.3 million, $3.3 million and ($1.1) million during the three, nine and twelve month periods, respectively. The three and nine month increases were primarily due to increased maintenance activities at Utilities' fossil-fueled generating stations. The twelve month decrease was primarily caused by less required maintenance at the DAEC and lower tree trimming costs, partially offset by increased maintenance activities at Utilities' fossil-fueled generating stations.

       Depreciation and amortization increased during all periods primarily because of increases in utility plant in service. The increases for the three and nine month periods were also due to an adjustment recorded in the third quarter of 1995 to implement lower depreciation rates as a result of an IUB rate order. Depreciation and amortization expenses for all periods included a provision for decommissioning the DAEC, which is collected through rates. The current annual recovery level is $6.0 million.

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

      Taxes other than income taxes decreased ($0.8) million, ($2.0) million and ($2.9) million during the three, nine and twelve month periods, respectively, primarily because of decreased property taxes, resulting from lower assessed property values.

Interest Expense and Other Miscellaneous, net reflects comparative decreases in income of ($6.5) million, ($4.7) million and ($6.1) million for the three, nine and twelve month periods, respectively. The decreases for all three periods were primarily due to approximately $6.5 million in costs incurred relating to the successful defense of the hostile takeover attempt mounted by MAEC.

Income  Taxes    Income taxes increased or (decreased)  ($5.0)  million,
($0.7) million and $2.1 million for the three, nine and twelve month periods, respectively. The variances for all periods were due to changes in pre-tax income and a higher effective tax rate. The higher effective tax rate for each period is due to: 1) the effect of property related temporary differences for which deferred taxes had not been provided, pursuant to rate making principles, that are now becoming payable and are being recovered from ratepayers, 2) the effect of prior period adjustments, and 3) the incurrence of certain merger-related expenses, which are not tax deductible.

                     LIQUIDITY AND CAPITAL RESOURCES

      The Company's capital requirements are primarily attributable to its construction programs and debt maturities. The Company's pre-tax ratio of times interest earned was 3.12 and 3.20 for the twelve months ended September 30, 1996 and September 30, 1995, respectively. Cash flows from operating activities for the twelve months ended September 30, 1996 and September 30, 1995 were $151 million and $182 million, respectively. The decrease was primarily due to the electric rate case refund paid to customers in the fourth quarter of 1995 and other changes in working capital.

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

      Access to the long-term and short-term capital and credit markets is necessary for obtaining funds externally. The Company's debt ratings are as follows:


                             Moody's      Standard & Poor's

     Long-term debt            A2                 A
     Short-term debt           P1                A1


      Utilities' credit ratings are under review for potential upgrade related to the Proposed Merger.

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

      Current IUB rules require Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues annually for energy efficiency programs. Energy efficiency costs in excess of the amount in the most recent electric and gas rate cases are being recorded as regulatory assets by Utilities. At September 30, 1996, Utilities had approximately $58 million of such costs recorded as regulatory assets. On June 1, 1995, Utilities began recovery of those costs incurred through 1993. See Note 3(c) of the Notes to Consolidated Financial Statements for a discussion of the timing of the filings for the recovery of these costs under IUB rules and Iowa statutory changes recently enacted relating to these programs.

     Under provisions of the Merger Agreement, there are restrictions on the amount of long-term debt the Company can issue pending the merger. The Company does not expect the restrictions to have a material effect on its ability to meet its future capital requirements.

                  CONSTRUCTION AND ACQUISITION PROGRAM

      The Company's construction and acquisition program anticipates expenditures of approximately $164 million for 1996, of which approximately 55% represents expenditures for electric, gas and steam transmission and distribution facilities, 19% represents fossil-fueled generation expenditures, 13% represents information technology expenditures and 5% represents nuclear generation expenditures. The remaining 8% represents miscellaneous electric and general expenditures. In addition to the $164 million, Utilities anticipates expenditures of $13 million in connection with mandated energy efficiency programs. The Company had construction and acquisition expenditures of approximately $97 million for the nine months ended September 30, 1996.

       The Company's construction and acquisition expenditures are projected to be approximately $150 million per year in 1997 - 2000. It is estimated that approximately 80% of Utilities' construction and acquisition expenditures will be provided by cash from operating activities (after payment of dividends) for the five-year period 1996-2000.

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

                           LONG-TERM FINANCING

      Other than Utilities' periodic sinking fund requirements, which Utilities intends to meet by pledging additional property, approximately $125 million of long-term debt will mature prior to December 31, 2000. The Company intends to refinance the majority of the debt maturities with long-term securities.


      In September 1996, Utilities repaid at maturity $15 million of Series J, 6.25% First Mortgage Bonds and, in a separate transaction, issued $60 million of Collateral Trust Bonds, 7.25%, due 2006.

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

      The indentures pursuant to which Utilities issues First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property and contain covenants which restrict the amount of additional bonds which may be issued. At September
30, 1996, such restrictions would have allowed Utilities to issue at least $229 million of additional First Mortgage Bonds.

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

     Utilities has received authority from the Federal Energy Regulatory Commission (FERC) and the SEC to issue up to $250 million of long-term debt, and has $190 million of remaining authority under the current FERC docket through April 1998, and $140 million of remaining authority under the current SEC shelf registration.

      The Articles of Incorporation of Utilities authorize and limit the aggregate amount of additional shares of Cumulative Preference Stock and Cumulative Preferred Stock that may be issued. At September 30, 1996, Utilities could have issued an additional 700,000 shares of Cumulative Preference Stock and no additional shares of Cumulative Preferred Stock.

      The Company's capitalization ratios at September 30, 1996, were as follows:

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

                          SHORT-TERM FINANCING

      For interim financing, Utilities is authorized by the FERC to issue, through 1996, up to $200 million of short-term notes. Utilities will be making a filing with FERC in the fourth quarter of 1996 to extend such authorization. In addition to providing for ongoing working capital needs, this availability of short-term financing provides Utilities flexibility in the issuance of long-term securities. At
September 30, 1996, Utilities had outstanding short-term borrowings of $82.2 million, including $4.2 million of notes payable to associated companies.

      Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At September 30, 1996, $65 million was sold under the agreement.

      At September 30, 1996, the Company had bank lines of credit aggregating $121.1 million, of which $78 million was being used to support commercial paper (weighted average interest rate of 5.47%) and $11.1 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At September 30, 1996, there were no borrowings outstanding under this facility.

                          ENVIRONMENTAL MATTERS

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites, but believes it is not responsible for two of these sites based on extensive reviews of the ownership records and historical information available for the two sites. Utilities has notified the appropriate regulatory agency that it believes it does not have any responsibility as relates to these two sites, but no response has been received from the agency on this issue. Utilities is also aware of six other sites that it may have owned or operated in the past and for which, as a result, it may be designated as a PRP in the future in the event that environmental concerns arise at these sites. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities believes it has completed the remediation of seven sites although it is in the process of obtaining final approval from the applicable environmental agencies on this issue for each site. Utilities is in various stages of the investigation and/or remediation processes for the remaining 19 sites and estimates the range of additional costs to be incurred for investigation and/or remediation of the sites to be approximately $22 million to $54 million.

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $34 million (including $4.6 million as current liabilities) at September 30, 1996. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known; in addition, Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with several of the sites for which remediation has been completed.

      In April 1996, Utilities filed a lawsuit against certain of its insurance carriers seeking reimbursement for investigation, mitigation, prevention, remediation and monitoring costs associated with the FMGP sites. Settlement discussions are proceeding between Utilities and its insurance carriers regarding the recovery of these FMGP-related costs. The amount of aggregate potential recovery, or the regulatory treatment of any such recoveries, cannot be reasonably determined at this time and, accordingly, no estimated amounts have been recorded at September 30, 1996. Regulatory assets of approximately $34 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

      The Clean Air Act Amendments of 1990 (Act) requires emission reductions of sulfur dioxide (SO2) and nitrogen oxides (NOx) to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act are being implemented in two phases; the Phase I requirements have been met and the Phase II requirements affect eleven other fossil units beginning in the year 2000. Utilities expects to meet the requirements of Phase II by switching to lower sulfur fuels, capital expenditures primarily related to fuel burning equipment and boiler modifications, and the possible purchase of SO2 allowances. Utilities estimates capital expenditures of approximately $23.5 million, including $7.4 million in 1996 (of which $4.1 million was expended as of September 30, 1996), in order to meet the acid rain requirements of the Act.

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

     In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling method suggests that the Cedar Rapids area could be classified as "nonattainment" for the National Ambient Air Quality Standard (NAAQS) established for SO2. The worst-case modeling study suggested that two of Utilities' generating facilities contribute to the modeled exceedences and recommended that additional monitors be located near Utilities' sources to assess actual ambient air quality. In the event that Utilities' facilities contribute excessive emissions, Utilities would be required to reduce emissions, which would primarily entail capital expenditures for modifications to the facilities. Utilities is currently exploring its options to modify one of its fossil generating facilities to reduce SO2 emissions. Utilities is proposing to resolve the remainder of EPA's nonattainment concerns by installing a new stack at the other generating facility contributing to the modeled exceedences at a potential aggregate capital cost of up to $4.5 million over the next four years.

      The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases and, for the DAEC, averages $1.4 million annually through 2007, of which Utilities' 70% share is $1.0 million. Utilities is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. Utilities' 70% share of the future assessment, $10.7 million payable through 2007, has been recorded as a liability in the Consolidated Balance Sheets, including $0.8 million included in "Current liabilities - Environmental liabilities," with a related regulatory asset for the unrecovered amount.

     The Nuclear Waste Policy Act of 1982 assigned responsibility to the U.S. Department of Energy (DOE) to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. Utilities entered into such a contract and has made the agreed payments to the Nuclear Waste Fund
(NWF) held by the U.S. Treasury. The DOE, however, has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010 with the possibility of further delay being likely. Utilities has been storing spent nuclear fuel on-site since plant operations began in 1974 and has current on-site capability to store spent fuel until 2001. Utilities is aggressively reviewing options for additional spent nuclear fuel storage capability, including expanding on-site storage. In July 1996, the IUB initiated a Notice of Inquiry (NOI) on spent nuclear fuel. One purpose of the NOI was to evaluate whether the current collection of money from Utilities' customers for payment to the NWF should be placed in an escrow account in lieu of being paid to the NWF. Utilities does not support this alternative and cannot predict the outcome of this NOI.

      The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The State of Iowa has joined the Midwest Interstate Low-Level Radioactive Waste Compact Commission (Compact), which is planning a storage facility to be located in Ohio to store waste generated by the Compact's six member states. At September 30, 1996, Utilities has prepaid costs of approximately
$1.1  million  to the Compact for the building of such  a  facility.   A
Compact  disposal  facility  is  anticipated  to  be  in  operation   in
approximately ten years after approval of new enabling legislation by the member states. Such legislation was approved in 1996 by all six states that are members of the Compact. Final approval by the U.S. Congress is now required. On-site storage capability currently exists for low-level radioactive waste expected to be generated until the Compact facility is able to accept waste materials. In addition, the
Barnwell,  South  Carolina  disposal  facility  has  reopened   for   an
indefinite time period and Utilities is in the process of shipping to Barnwell the majority of the low-level radioactive waste it has accumulated on-site, and currently intends to ship the waste it produces in the future as long as the Barnwell site remains open, thereby
minimizing  the  amount  of  low-level waste stored  on-site.   However,
management of the Barnwell site is in the process of modifying its fee schedule to include more emphasis on total radioactivity content, in addition to volume related fees. Utilities cannot predict the outcome of these changes on its potential future disposal costs at the Barnwell site or if such changes would result in a revision to Utilities' future disposal plans.

     The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of increased public, governmental, industry and media attention. A recent study completed by the National Research Council concluded that the current body of evidence does not support the notion that exposure to these fields may result in adverse health effects. Utilities will continue to monitor the events in this area, including future scientific research.

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

      The National Energy Policy Act of 1992 addresses several matters designed to promote competition in the electric wholesale power generation market. In April 1996, the FERC issued final rules (FERC Orders 888 and 889), largely confirming earlier proposals, requiring electric utilities to open their transmission lines to other wholesale buyers and sellers of electricity. The rules became effective on July 9, 1996. The key provisions of the rules are: 1) utilities must act as "common carriers" of electricity, reserving capacity on their lines for other wholesale buyers and sellers of electricity and charging competitors no more than they pay themselves for use of the lines; 2) utilities must establish electronic bulletin boards to share information about transmission capacity; 3) utilities must separate the energy marketing function from the transmission system operation function, to insure there is not inappropriate information being used by energy marketing; and 4) utilities can recover "stranded costs" applicable to wholesale sales. Utilities filed conforming pro-forma open access transmission tariffs with the FERC which became effective October 1, 1995. In response to FERC Order 888, Utilities filed its final pro-forma tariffs with FERC on July 9, 1996. These tariffs have not yet been approved by the FERC. The geographic position of Utilities' transmission system could provide revenue opportunities in the open access environment. The Company cannot predict the long-term consequences of these rules on its results of operation or financial condition.

      The final FERC rules do not provide for the recovery of stranded costs resulting from retail competition. The various states retain jurisdiction over whether to permit retail competition, the terms of such retail competition and the recovery of any portion of stranded costs that are ultimately determined by FERC and the states to have resulted from retail competition.

      As part of Utilities' strategy for the emerging and competitive power markets, Utilities, IPC and Wisconsin Power and Light Company (the utility subsidiary of WPLH), and a number of other utilities have proposed the creation of an independent system operator (ISO) for the companies' power transmission grid. The companies would retain ownership and control of the facilities, but the ISO would set rates for access and assume fair treatment for all companies seeking access. The proposal requires approval from state regulators and the FERC.

      The IUB initiated a Notice of Inquiry (Docket No. NOI-95-1) in early 1995 on the subject of "Emerging Competition in the Electric Utility Industry." A one-day roundtable discussion was held to address all forms of competition in the electric utility industry and to assist the IUB in gathering information and perspectives on electric competition from all persons or entities with an interest or stake in the issues. Additional discussions were held in December 1995, May 1996 and July 1996. In January 1996, the IUB created its own timeline for evaluating industry restructuring in Iowa. Included in the IUB's process was the creation of a 22-member advisory panel, of which Utilities is a member. The IUB has established a self-imposed deadline of the fourth quarter of 1996, for publishing its analysis of various restructuring options and any advisory panel comments on the IUB's options and analysis. The IUB's schedule calls for public information meetings to be held around the state of Iowa. These meetings began in September 1996 and are scheduled to be completed in the fourth quarter of 1996.

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

      Examples of the Process Redesign changes include, but are not limited to: managing the business in business unit form, rather than functionally; formation of alliances with vendors of certain types of material and/or services rather than opening most purchases to a bidding process; changing standards and construction practices in transmission and distribution areas; changing certain work practices in power plants; and improving the method by which service is delivered to customers in all customer classes. The specific recommendations range from simple improvements in current operations to radical changes in the way work is performed and service is delivered. Utilities currently intends to implement all of the recommendations of the Process Redesign teams, although the pilot stage or potential effects of the Proposed Merger could prove that some of the recommendations are not efficient or effective and must be revised or eliminated. Subject to delays caused by implementing any such revisions, implementation of the Process Redesign changes will be partially completed in 1996, but, certain results will not be achieved until 1997. In addition, the Company must give consideration to the potential effects of the Proposed Merger as part of the implementation process so that duplication of efforts are avoided.

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

Financial Derivatives The Company has a policy that financial derivatives are to be used only to mitigate business risks and not for speculative purposes. At September 30, 1996, the Company did not have any material financial derivatives outstanding.

Inflation    Utilities  does  not expect the  effects  of  inflation  at current levels to have a significant effect on its financial position or results of operations.


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

      On  October  3,  1996,  Lambda Energy  Marketing  Company,  L.  C.
("Lambda") filed a request with the IUB that the IUB initiate formal complaint proceedings against Utilities. Lambda alleges that Utilities is discriminating against it by refusing to enter into contracts with it for remote displacement service and by favoring IEA, a subsidiary of Industries, in such matters. On October 17, 1996, Utilities filed a
Response which denies the allegations, a Motion for Bifurcation, a Motion of Summary Judgment, a Countercomplaint and a Request for Temporary Relief, alleging, inter alia, that Lambda is unlawfully attempting to provide retail electrical services in Utilities' exclusive service territory.

      On October 9, 1996, Industries filed a civil suit in the Iowa District Court in and for Linn County against Lambda, Robert Latham, Louie Ervin, and David Charles (collectively the "Defendants", including three former employees of Industries and/or its subsidiaries) alleging, inter alia, violations of Iowa's trade secret act and interference with existing and prospective business advantage. On November 1, 1996, the Defendants filed their Answer and Counterclaims alleging, inter alia, violation of Iowa competition law, tortious interference and commercial disparagement. The Defendants therewith also filed a Third-Party Petition against Utilities, IEA and Lee Liu alleging, inter alia, tortious interference and commercial disparagement.

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

None.

Item 3.  Default Upon Senior Securities.

None.

Item 4.  Results of Votes of Security Holders.

(a)  The Company held its Annual Meeting of Shareholders on September 5,
     1996.

(b) The following matters were voted upon at the Annual Meeting of Shareholders.

     The election of nominees for Directors who will serve a one-year term or until their respective successors shall be duly elected. The nominees were as follows:

     C.R.S. Anderson, J. Wayne Bevis, Lee Liu, Jack R. Newman,
     Robert D. Ray, David Q. Reed, Henry Royer, Robert W. Schlutz, Anthony R. Weiler.

     IES Industries Inc., the sole shareholder of the Company, voted all 13,370,788 shares for the election of the above nominees.

Item 5.  Other Information.

(a) The Company has calculated the ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Commission as follows:

          For the twelve months ended:

               September 30, 1996            2.93
               December 31, 1995             3.04
               December 31, 1994             3.18
               December 31, 1993             3.41
               December 31, 1992             2.49
               December 31, 1991             2.64

(b)  On November 6, 1996, Larry D. Root, who retired from IES
     Industries Inc. in 1995, was named President & Chief Operating Officer of the Company. Lee Liu will continue to serve as Chairman of the Board & Chief Executive Officer.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits -

     *3(a)  Bylaws of Registrant, as amended November 6, 1996.

      4(a) Sixty-second Supplemental Indenture, dated as of September 1, 1996, supplementing Utilities' Indenture of Mortgage and Deed of Trust, dated August 1, 1940. (Filed as
            Exhibit 4(f) to the Company's Current Report on Form 8-K, dated September 19, 1996).

      4(b)  Fourth Supplemental Indenture, dated as of September
            1, 1996, supplementing Utilities' Indenture of Mortgage and Deed of Trust, dated September 1, 1993. (Filed as Exhibit 4(c)(i) to the Company's Current Report on Form 8-K, dated September 19, 1996).

     10(a)  Executive Change of Control Severance  Agreement  -
            CEO (Filed as Exhibit 10(a) to Industries' Form 10-Q for the quarter ended September 30, 1996 (File No. 1-9187)).

     10(b)  Executive Change of Control Severance  Agreement  -
            Vice Presidents (Filed as Exhibit 10(b) to Industries' Form 10-Q for the quarter ended September 30, 1996 (File No. 1-9187)).

     10(c)  Executive Change of Control Severance  Agreement  -
            Other Officers (Filed as Exhibit 10(c) to Industries' Form 10-Q for the quarter ended September 30, 1996 (File No. 1-9187)).

    *12     Ratio of Earnings to Fixed Charges

    *27     Financial Data Schedule.

    *  Exhibits designated by an asterisk are filed herewith.

 (b) Reports on Form 8-K -

          Items Reported      Financial Statements         Date of Report

                5,7                 None               September 19, 1996  (1)



   (1) The Form 8-K report was filed on September 27, 1996 with the earliest event reported occurring on September 19, 1996.


                               SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 IES UTILITIES INC.
                                    (Registrant)




Date:   November 13, 1996        By /s/             Dennis B. Vass
                                                      (Signature)
                                                    Dennis B. Vass
                                       Treasurer & Principal Financial Officer





                                 By /s/            John E. Ebright
                                                     (Signature)
                                                   John E. Ebright
                                       Controller & Chief Accounting Officer