Form 10-K405
period 1997-12-31
IES UTILITIES INC
filed 1998-03-31
CIK 52485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


   (Mark One)
   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 1997

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from                 to


   Commission    Registrant; State of Incorporation; Address;    IRS Employer
   File Number            and Telephone Number               Identification No.

   0-4117-1      IES UTILITIES INC. (an Iowa corporation)          42-0331370
                 IES Tower, Cedar Rapids, Iowa  52401
                 319-398-4411

   Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on
          Title of Each Class                        Which Registered

   7-7/8% Quarterly Debt Capital Securities     New York Stock Exchange
  (Subordinated Deferrable Interest Debentures)


   Securities registered pursuant to Section 12(g) of the Act:

                       Title of Class

   4.80% Cumulative Preferred Stock, Par Value $50 per share


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
   subject to such filing requirements for the past 90 days. Yes  X   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
   10-K or any amendment to this Form 10-K.     X

   The aggregate market value of the voting stock of IES Utilities Inc. held by non-affiliates, as of January 31, 1998 was $0.


   Indicate the number of shares outstanding of each of the registrants' classes of Common Stock, as of January 31, 1998: Common Stock, $2.50 par value - 13,370,788 shares (all of which were owned as of January 31, 1998 by IES Industries Inc.)


   DOCUMENTS INCORPORATED BY REFERENCE:

   None

                               IES UTILITIES INC.
                 Form 10-K for the Year Ended December 31, 1997

                                TABLE OF CONTENTS

   PART I                                                     Page No.

   Item 1.   Business  . . . . . . . . . . . . . . . . . . . . .   3
               Proposed Merger of Industries . . . . . . . . . .   4
               Capital Expenditure and Investment and Financing
                 Plans . . . . . . . . . . . . . . . . . . . . .   4
               Regulation  . . . . . . . . . . . . . . . . . . .   4
               Employees . . . . . . . . . . . . . . . . . . . .   5
               Environmental Matters . . . . . . . . . . . . . .   5
               Competition . . . . . . . . . . . . . . . . . . .   5
               Rate Matters  . . . . . . . . . . . . . . . . . .   5
               Year 2000 . . . . . . . . . . . . . . . . . . . .   5
               Electric Operations . . . . . . . . . . . . . . .   5
               Gas Operations  . . . . . . . . . . . . . . . . .   10
   Item 2.   Properties  . . . . . . . . . . . . . . . . . . . .   13
   Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . .   14
   Item 4.   Submission of Matters to a Vote of Security Holders   14


   PART II

   Item 5.   Market for the Registrant's Common Equity and Related
              Stockholder Matters  . . . . . . . . . . . . . . .   15
   Item 6.   Selected Financial Data . . . . . . . . . . . . . .   15
   Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations  . . . . . . .   17
              Selected Consolidated Quarterly Financial Data
               (unaudited) . . . . . . . . . . . . . . . . . . .   28
   Item 7A.  Quantitative and Qualitative Disclosures About
              Market Risk............................... . . . .   29
   Item 8.   Financial Statements and Supplementary Data
               Consolidated Financial Statements . . . . . . . .   30
               Notes to Consolidated Financial Statements  . . .   36
   Item 9.   Changes and Disagreements with Accountants on
              Accounting and Financial Disclosure  . . . . . . .   53


   PART III

   Item 10.  Directors and Executive Officers of the Registrant    54
   Item 11.  Executive Compensation  . . . . . . . . . . . . . .   56
   Item 12.  Security Ownership of Certain Beneficial Owners and
              Management . . . . . . . . . . . . . . . . . . . .   62
   Item 13.  Certain Relationships and Related Transactions  . .   63


   PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on
              Form 8-K . . . . . . . . . . . . . . . . . . . . .   63
                Schedule II - Valuation and Qualifying Accounts
                     and Reserves  . . . . . . . . . . . . . . .   70
                Signatures . . . . . . . . . . . . . . . . . . .   71

                           FORWARD-LOOKING STATEMENTS

   Refer to the "Forward-Looking Statements" section in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) for information and disclaimers regarding forward-looking statements contained in this Annual Report on Form 10-K.


                                     PART I

   Item 1.  Business

        IES Utilities Inc. (Utilities) is a subsidiary of IES Industries Inc. (Industries). Utilities is primarily a public utility operating company engaged in providing electric energy, natural gas and, to a limited extent, steam used for industrial and heating purposes, in the State of Iowa. Utilities serves approximately 339,000 electric and 178,000 natural gas retail customers as well as 30 resale customers in more than 550 Iowa communities. In 1997, 1996 and 1995, Utilities had no single customer for which electric and/or gas sales accounted for 10% or more of Utilities' consolidated revenues.

        Utilities' only wholly-owned subsidiary as of December 31, 1997, was IES Ventures Inc. (Ventures), which is a holding company for nonregulated investments. Ventures' wholly-owned subsidiary at December 31, 1997, was IES Midland Development Inc. (Midland), which owns and operates a landfill in Ottumwa, Iowa.

        Utilities' sales of electricity (in Kwh), excluding sales for resale, increased 4.3%, 1.7% and 6.4%, during the years 1997, 1996 and 1995, respectively. Under historically normal weather conditions, total sales (excluding sales for resale) would have increased 3.6%, 3.4% and 4.7% during these same years. Total gas delivered by Utilities, including transported volumes, increased or (decreased) (6.1%), 5.9% and 4.8% during the years 1997, 1996 and 1995, respectively. Under historically normal weather conditions, Utilities' gas sales and transported volumes would have increased or (decreased) (2.4%), 1.9% and 3.5% during these same years.

        There are seasonal variations in Utilities' electric and gas businesses, which are principally related to the use of energy for air conditioning and heating. In 1997, 39.3% of Utilities' electric revenues were earned in June through September, reflecting the use of electricity for cooling, and 71.7% of Utilities' gas revenues were earned in the months of January through March, November and December, reflecting the use of gas for heating.

        The approximate percentages of Utilities' revenue and operating income derived from the sale of electricity and gas during the years 1997, 1996 and 1995 were as follows:

                             1997           1996           1995
    Revenues:
          Electric            74%            76%             79%
          Gas                 23%            21%              19

    Operating income:
          Electric            90%            86%             92%
          Gas                  8%            11%              7%

        The relationships between the electric and gas percentages presented above are influenced by changes in energy sales, timing of regulatory price proceedings and changes in the costs of fuel or purchased gas billed to customers through related adjustment clauses.

        For additional information concerning electric and gas operations, see Item 7. "MD&A" and the "Electric Operations" and "Gas Operations"
   sections in Item 1.      Refer to Note 13 of the Notes to Consolidated
   Financial Statements for a further discussion of Utilities' segments of business.

        PROPOSED MERGER OF INDUSTRIES. Utilities' parent corporation, Industries, is party to an Agreement and Plan of Merger, dated as of November 10, 1995, as amended, by and among, Industries, WPL Holdings, Inc. (WPLH), Interstate Power Company (IPC) and certain related parties. Refer to the "Proposed Merger" section in Item 7. "MD&A" and Note 2 of the Notes to Consolidated Financial Statements for a discussion of the transaction (collectively, the Merger) contemplated by the above referenced Agreement and Plan of Merger.

        CAPITAL EXPENDITURE AND INVESTMENT AND FINANCING PLANS.   Refer to
   the "Liquidity and Capital Resources" section in Item 7. "MD&A." for a discussion of Utilities' anticipated utility construction and acquisition expenditures for 1998-2002 and Utilities' assumptions in financing future capital requirements.

        REGULATION. Utilities operates pursuant to the laws of the State of Iowa and is thereby subject to the jurisdiction of the Iowa Utilities Board (IUB). The IUB has authority to regulate rates and standards of service, to prescribe accounting requirements and to approve the location and construction of electric generating facilities having a capacity in excess of 25,000 Kw. The IUB is comprised of three Commissioners appointed by the Governor of Iowa and ratified by the State Senate. Requests for price relief are based on historical test periods, adjusted for certain known and measurable changes. The IUB must decide on requests for price relief within 10 months of the date of the application for which relief is filed or the interim prices granted become permanent. Interim prices, if allowed, are permitted to become effective, subject to refund, no later than 90 days after the price increase application is filed.

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

        Utilities is subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) with respect to wholesale electric sales, its accounting practices and the issuance of securities. Revenues derived from Utilities' sales for resale amounted to 4.3%, 6.5% and 6.3% of electric revenues for 1997, 1996 and 1995, respectively. Utilities' consolidated subsidiaries are not subject to regulation by the IUB or the FERC.

        Utilities is subject to the jurisdiction of the Nuclear Regulatory Commission (NRC), with respect to the Duane Arnold Energy Center (DAEC), and to the jurisdiction of the United States Department of Energy (DOE) with respect to the disposal of nuclear fuel and other radioactive wastes from the DAEC.

        With respect to environmental matters impacting Utilities, the United States Environmental Protection Agency administers certain federal statutes and has delegated the administration of other environmental initiatives to the applicable state environmental agencies. In addition, the state agencies have jurisdiction over air and water quality standards associated with fossil fuel fired electric generation and the level and flow of water, safety and other matters pertaining to hydroelectric generation.

        See the "Environmental Matters", "Competition", "Electric Operations" and "Gas Operations" sections of Item 1 for a discussion of various other regulatory issues.

        EMPLOYEES. At December 31, 1997, Utilities had a total of 2,045 regular full-time employees. At December 31, 1997, Utilities had 1,089 employees subject to six collective bargaining agreements (788 of these employees were subject to one of these agreements). Two of the agreements, covering less than 5% of Utilities' workforce, will expire in 1998.

        ENVIRONMENTAL MATTERS. Utilities is regulated in environmental protection matters by a number of federal, state and local agencies. Such regulations are the result of a number of environmental protection laws passed by the U. S. Congress, state legislatures and local governments and enforced by federal, state and county agencies. The laws impacting Utilities' operations include the Clean Water Act; Clean Air Act, as amended by the Clean Air Act Amendments of 1990; National Environmental Policy Act; Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986; Occupational Safety and Health Act; National Energy Policy Act of 1992 and a number of others. Utilities regularly secures and renews federal, state and local permits to comply with the environmental protection laws and regulations. Costs associated with such compliances have increased in recent years and are expected to increase moderately in the future.

        Refer to Note 11 of the Notes to Consolidated Financial Statements and the "Other Matters-Environmental" section of Item 7. "MD&A" for further discussion of Utilities' environmental matters.

        COMPETITION. See the "Utility Industry Outlook" section in Item 7. "MD&A" for a discussion of competitive issues impacting Utilities.

        RATE MATTERS. Refer to Note 3 of the Notes to Consolidated Financial Statements for a discussion of Utilities' rate matters, including its price freeze announcements.

        YEAR 2000. Refer to the "Other Matters-Year 2000" section of Item 7. "MD&A" for a discussion of the impact the date change in the Year 2000 will have on Utilities' software, embedded systems and related technologies.

        ELECTRIC OPERATIONS -

   General Utilities' net peak load (60 minutes integrated) of 1,853,938 kilowatts occurred on July 25, 1997, and represented a new energy peak demand record. At the time of the peak load, 68 interruptible customers were interrupted representing approximately 223,000 kilowatts of a possible 369,413 kilowatts available for interruption. Utilities' additional reserve obligation at the time of the peak was 269,091 kilowatts and the net capability of Utilities' generating stations was 1,891,990 kilowatts, with an additional 232,000 kilowatts being available under purchase contracts, thereby providing an aggregate capability of 2,123,990 kilowatts.

        Utilities projects an electric sales growth rate of approximately 2 to 3 percent per year over the next five years, which will be met by a mix of its existing generation, capacity purchases and new construction. The construction activities will be undertaken in a fashion that best meets the needs of individual customers and the system as a whole. See Note 11(b) of the Notes to Consolidated Financial Statements for a discussion of Utilities' firm contracts for the purchase of capacity.

        Utilities' electric facilities are interconnected with certain Iowa and neighboring utilities. Also, Utilities is a member of the Mid-Continent Area Power Pool (MAPP). This pool is comprised of 20 utilities which are Transmission Owning Members (TOMs) and 51 energy-related companies providing services in the upper midwest region of the United States, and operates pursuant to an agreement which provides for the interchange of electric energy, the sharing of responsibilities for production capacity and reserve and the supply of electric energy.

        Utilities is a party to the Twin Cities-Iowa-St. Louis 345 Kv Interconnection Coordinating Agreement (the Coordinating Agreement) with four other midwestern utilities, two of which operate in the State of Iowa. The Coordinating Agreement provides for the interconnection of the respective systems of the companies through a 345 Kv transmission line and for the interchange of power on various bases. The rates under the Coordinating Agreement are primarily determined by agreement between the delivering and receiving companies.

        Utilities maintains and operates transmission and substation facilities connecting with its high voltage transmission systems pursuant to a non-cancelable operating agreement (the Operating Agreement) with Central Iowa Power Cooperative (CIPCO). The Operating Agreement, which will terminate on December 31, 2035, provides for the joint use of certain transmission facilities of Utilities and CIPCO.

        Subsequent to the consummation of the Merger, Utilities expects to realize reduced electric production costs through the joint dispatch of systems and increased marketing opportunities in the wholesale and interchange markets through electric interconnections with other utilities.

        For information relating to agreements between Utilities and its partners for the joint ownership of the DAEC, the Ottumwa Generating Station (OGS) and Neal Unit No. 3, see Item 2. "Properties" and Note 12 of the Notes to Consolidated Financial Statements.

   Fuel Supply The following table details the sources of the electricity sold by Utilities during 1997 and expected sources for the following three years:

                          Actual        /---------Expected -------------/
                           1997          1998         1999          2000

    Steam                    48%           53%          53%           52%
    Nuclear                   26            24           24            27
    Purchases                 25            22           22            20
    Other                      1             1            1             1
                            ----          ----         ----          ----
                            100%          100%         100%          100%
                            ====          ====         ====          ====

        The 1997 steam percentage was lower than anticipated because of several maintenance outages at various fossil-fueled generating facilities and attempts to conserve coal due to rail transportation problems. Utilities is currently on an eighteen-month cycle for nuclear refueling outages and the above percentages assume outages will occur during both 1998 and 1999.

        Utilities' primary fuel source is coal and the generation mix is influenced directly by refueling outages at the DAEC. The average cost of fuel used for generation by Utilities for the years 1997, 1996 and 1995 is presented below:

                                             1997    1996     1995

    Average cost of fuel:
        Nuclear, per million Btu's        $   .64 $    .73 $    .76
        Coal, per million Btu's               .96      .95      .97
        Average for all fuels, per
           million Btu's                      .94      .94      .95

        The decrease in nuclear fuel costs during 1996 and 1997 is primarily due to a new contract for enrichment services and enriched uranium with the United States Enrichment Corporation (USEC).

        To ensure an adequate supply of coal, Utilities has entered into several contracts for the purchase and transportation of coal with expiration dates ranging up to four years. (See Note 11(b) of the Notes to Consolidated Financial Statements for the minimum commitments under these contracts during 1998-2002.) Utilities estimates that its existing coal-fired generating units will require approximately 12 million tons of coal to operate during the period 1998-2000. Utilities estimates that it has the capability to purchase approximately half of its 1998-2000 coal requirements under its current contracts and will meet the remainder of its requirements from either future contracts or purchases in the spot market. Many of the current contracts also have provisions allowing Utilities to purchase additional tons of coal. Utilities believes that an ample supply of coal is available in the spot market to meet its needs.

        Some of Utilities' contracted coal supply is provided by surface mining operations which are regulated by the Federal Strip Mine Act. Most of the surface mining coal contracts contain clauses which pass reclamation and royalty costs through to the respective utility; such costs billed to Utilities are recoverable through its Energy Adjustment Clauses (EAC). See Note 1(i) of the Notes to Consolidated Financial Statements for discussion of the EAC.

        A contract for enrichment services and enriched uranium product was signed with the USEC in 1995, which has reduced Utilities' enrichment and uranium costs. This contract will be effective through 2001 and may extend beyond 2001 if certain conditions occur. Fabrication of the nuclear fuel is being performed by General Electric Company for fuel through the 2008 refueling of the DAEC. Utilities believes that an ample supply of uranium and enrichment services will be available in the future and intends to purchase such uranium and enrichment services as necessary on the spot market and/or via medium length (less than five years) contracts to supplement its current contracts and meet its generation requirements. See Note 11(f) of the Notes to Consolidated Financial Statements for a discussion of Utilities' assessment under the National Energy Policy Act of 1992 for the "Uranium Enrichment Decontamination and Decommissioning Fund," which is based upon prior nuclear fuel purchases.

        Refer to the "Other Matters-Environmental" section of Item 7. "MD&A" for a discussion of nuclear waste disposal issues.

   Nuclear   As an owner and the operator of a nuclear generating unit at the
   DAEC, Utilities is subject to the jurisdiction of the NRC. The NRC has broad supervisory and regulatory jurisdiction over the construction and operation of nuclear reactors, particularly with regard to public health, safety and environmental considerations. Utilities' current NRC license for DAEC expires in 2014.

        The operation and design of nuclear power plants is under constant review by the NRC. Utilities has complied with and is currently complying with all NRC requests for data relating to these reviews. As a result of such reviews, further changes in operations or modifications of equipment may be required, the cost of which cannot currently be estimated. Utilities' anticipated nuclear-related construction expenditures for 1998-2002 are approximately $46 million.

        The DAEC received the highest score possible (1 on a 3-point scale) in the areas of plant operations, engineering and plant support and a "good" rating (2) in the area of maintenance during the NRC's last Systematic Assessment of Licensee Performance (SALP) report in 1997.

        Under the Price-Anderson Amendments Act of 1988 (1988 Act), Utilities currently has the benefit of $8.9 billion of public liability coverage which would compensate the public in the event of an accident at a commercial nuclear power plant. The 1988 Act permits such coverage to rise with increased availability of nuclear insurance and the changing number of operating nuclear plants subject to retroactive premium assessments. The 1988 Act provides for inflation indexing (Consumer Price Index every fifth year) of the retroactive premium assessments.

        As an outgrowth of the Three Mile Island Nuclear Power Plant (TMI) experience, nuclear plant owners have initiated a cooperative insurance program designed to help cover business interruption expenses for participating utilities arising from a possible nuclear plant event. Utilities is a participant in this program. This type of insurance is an industry response intended to lessen the cost burden on customers in the event of a lengthy plant shutdown.

        To provide this coverage, a nuclear utility mutual insurance company known as Nuclear Electric Insurance Limited (NEIL) was formed. Under Utilities' additional expense policy, following a 23 week waiting period from the time of an accident, coverage of up to 100% of estimated replacement power costs for an ensuing one-year period is provided and up to 80% of that amount would be provided for a second and third year. The annual premium cost to Utilities is estimated to be less than the cost of replacement power for one-week. The NEIL primary property policy also provides coverage for additional expenses for the six-week period prior to the additional expense policy coverage.

        Utilities currently carries primary property insurance coverage on the DAEC facility of $500 million with NEIL. Following the TMI incident, it became apparent to nuclear plant owners that the commercially available property insurance was inadequate considering the cost of decontamination. Consequently, Utilities obtained excess property insurance through NEIL, providing an additional $1.4 billion of coverage after losses exceed $500 million. These policies bring the total property coverage to $1.9 billion.

        For information concerning the potential assessment of retroactive premiums relating to the above-described public liability insurance, additional expense, primary and excess property insurance coverages, refer to Note 11(e) of the Notes to Consolidated Financial Statements. The NRC established requirements with respect to guaranteeing the ability of owners to make such retroactive payments on the public liability policy. Of the various alternatives available, Utilities elected to submit certified financial statements showing that sufficient cash flow could be generated and would be available for payment of the required assessments within a three-month period. The maximum of the annual retroactive premiums was approximately $7 million at December 31, 1997.

        In the unlikely event of a catastrophic loss at the DAEC, the amount of insurance available may not be adequate to cover property damage, decontamination and premature decommissioning. Uninsured losses, to the extent not recovered through rates, would be borne by Utilities and could have a material adverse effect on Utilities' financial position and results of operations.

        Refer to the "Other Matters-Environmental" section of Item 7. "MD&A" for a discussion of nuclear waste disposal issues and Note 11(i) of the Notes to Consolidated Financial Statements for a discussion of the decommissioning of the DAEC.

    IES Utilities Inc.
    Electric Operating
    Information
                                       1997        1996        1995       1994          1993

    Operating Revenues ('000s):

      Residential                   $227,496    $213,838    $217,351   $200,686      $206,562
      Commercial                     162,626     153,163     150,722    146,119       145,898
      Industrial                     177,890     160,477     148,529    143,965       137,595
                                     -------     -------     -------    -------       -------
        Total from ultimate
          customers                  568,012     527,478     516,602    490,770       490,055

      Sales for resale                25,719      37,384      35,356     37,271        49,654
      Other                           10,539       9,411       8,513      9,286        10,812
                                     -------     -------     -------    -------       -------
        Total                       $604,270    $574,273    $560,471   $537,327      $550,521
                                     =======     =======     =======    =======       =======

    Electric Sales ('000s MWH):
      Residential                      2,682       2,642       2,690      2,494         2,528
      Commercial                       2,378       2,315       2,296      2,148         2,079
      Industrial                       4,743       4,436       4,248      4,015         3,674
                                     -------     -------     -------    -------       -------
        Total from ultimate
          customers                    9,803       9,393       9,234      8,657         8,281

      Sales for resale                   794       1,746       1,586      1,705         2,629
      Other                               43          46          50         67            64
                                     -------     -------     -------    -------       -------
        Total                         10,640      11,185      10,870     10,429        10,974
                                     =======     =======     =======    =======       =======

    Customers (End of Period):
      Residential                    288,387     286,315     284,154    281,653       279,187
      Commercial                      48,962      48,593      48,196     47,595        46,957
      Industrial                         711         703         695        706           677
      Other                              442         437         444        451           444
                                     -------     -------     -------    -------       -------
         Total                       338,502     336,048     333,489    330,405       327,265
                                     =======     =======     =======    =======       =======

    Other Selected Electric
     Data:

      System capacity at time of
        peak demand (MW):

           Company-owned               1,892       1,864       1,873      1,741         1,734
           Firm purchases and
             sales (net)                 232         232         207        280           248
                                    --------     -------     -------    -------       -------
              Total                    2,124       2,096       2,080      2,021         1,982
                                    ========     =======     =======    =======       =======

      Maximum peak hour demand
        (MW)                           1,854       1,833       1,824      1,780         1,716

         Sources of electric
           energy ('000s MWH):
           Steam                       5,499       4,936       5,759      5,509         5,349
           Nuclear                     2,904       2,753       2,611      2,876         2,265
           Hydroelectric                   8           7           8          8             7
           Purchases                   2,789       4,177       3,013      2,647         3,949
           Other                         156          37          16         14             8
                                     -------     -------     -------    -------       -------
                Total                 11,356      11,910      11,407     11,054        11,578
                                     =======     =======     =======    =======       =======

         Cooling degree days             858         766       1,093        846           765

         Revenue per KWH from
          ultimate customers (in
          cents)                        5.79        5.62        5.59       5.67          5.92

        GAS OPERATIONS. With the advent of FERC Order 636 (Order 636), issued in 1992, the nature of Utilities' gas supply portfolio has changed. Order 636, among other things, eliminated the interstate pipelines' obligation to serve and now requires Utilities to purchase virtually 100% of its gas supply requirements from non-pipeline suppliers. Utilities has enhanced access to competitively-priced gas supply and more flexible transportation services as a result of Order 636.

        Contracts with the pipelines subsequent to Order 636 are comprised primarily of firm transportation, firm storage and no-notice service.
   Firm transportation contracts grant Utilities access to firm pipeline capacity which is used to transport gas supplies from non-pipeline suppliers on peak day. Firm storage service allows Utilities to purchase gas during off-peak periods and place this gas in an account with the pipelines. When the gas is needed for peak day deliveries, Utilities requests and the pipelines deliver the gas back on a firm basis. No-notice service grants Utilities the right to take more or less gas than is actually scheduled up to the level of no-notice service. No-notice service takes the form of transportation balancing or storage service depending on the pipeline.

        Utilities' portfolio of firm transportation, firm storage and no-notice service from pipelines is as follows:

                                       Firm           Firm
                                  Transportation    Storage      No-Notice

    Northern Natural Gas Co.
    (Northern):
      Volume (Dekatherm/day)         143,996         60,706       10,000
      Expiration date                10/31/99       10/31/99     10/31/99

    Natural Gas Pipeline Co. of
    America (Natural):
      Volume (Dekatherm/day)          28,605         34,014         996
      Expiration date               11/30/2000      11/30/98     11/30/98

    ANR Pipeline (ANR):
      Volume (Dekatherm/day)          60,737         19,180        5,000
      Expiration date               10/31/2003     10/31/2003   10/31/2003


        Gas supply is purchased from a variety of non-pipeline suppliers located in the United States and Canada having access to virtually all major natural gas producing regions. For 1997, Utilities' maximum daily load occurred on January 27, 1997 with total system flow of approximately 282,760 dekatherms, including transported volumes, and a total contract availability of approximately 276,025 dekatherms. Total system flow included 37,357 dekatherms of end-user owned carriage gas volumes.

        Utilities has firm gas supply agreements with various non-pipeline suppliers. These gas supply agreements have maximum and minimum obligations and will be delivered through gas transmission pipelines as follows:

                      Maximum          Minimum
                       Daily            Daily
                     Quantity         Quantity
                     (Dth/day)        (Dth/day)

    Northern          96,486           73,545
    Natural           38,575           25,575
    ANR               25,000           20,000


        These gas supply contracts have expiration dates ranging from a few months to almost four years. Rates charged by Utilities' suppliers are subject to regulation by the FERC. Utilities' tariffs provide for subsequent adjustments to its natural gas rates for changes in the cost of natural gas purchased for resale. See Note 1(i) of the Notes to Consolidated Financial Statements for discussion of the Purchased Gas Adjustment (PGA) clause.

        Refer to Note 11(b) of the Notes to Consolidated Financial Statements for a discussion of Utilities' minimum gas supply, transportation and storage commitments for 1998-2002 and Note 11(f) of the Notes to Consolidated Financial Statements for a discussion of Manufactured Gas Plant (MGP) sites for which Utilities may be liable and a lawsuit filed by Utilities seeking reimbursement from certain of its insurance carriers for its MGP-related costs.

    IES Utilities Inc.
    Gas Operating Information

                                           1997        1996         1995         1994        1993

    Operating Revenues ('000s):
         Residential                   $110,663     $97,708      $84,562      $82,795     $90,462
         Commercial                      54,383      46,966       40,390       40,912      45,528
         Industrial                      13,961      12,256        8,790       12,515      15,593
         Transportation and other         4,510       3,934        3,550        2,811       2,735
                                        -------     -------      -------      -------     -------
           Total                       $183,517    $160,864     $137,292     $139,033    $154,318
                                        =======     =======      =======      =======     =======
    Gas Sales ('000s Dekatherms):
         Residential                     16,317      17,680       16,302       15,766      16,971
         Commercial                       9,602      10,323        9,534        9,298      10,133
         Industrial                       3,318       3,796        3,098        4,010       4,618
         Transportation and other        10,321      10,341       10,871        8,901       7,284
                                        -------     -------      -------      -------     -------
           Total                         39,558      42,140       39,805       37,975      39,006
                                        =======     =======      =======      =======     =======
    Customers at End of Period
    (Excluding Transportation and
    Other):
         Residential                    155,859     154,457      152,873      151,367     152,472
         Commercial                      21,431      21,364       21,193       21,053      17,757
         Industrial                         399         417          404          409         490
                                        -------     -------      -------      -------     -------
           Total                        177,689     176,238      174,470      172,829     170,719
                                        =======     =======      =======      =======     =======
    Other Selected Gas Data:
         Heating degree days              6,685       7,204        6,686        6,380       6,816
         Revenue per dekatherm sold
          (excluding transportation
          and other)                      $6.12       $4.94        $4.62        $4.69       $4.78
         Purchased gas cost per
          dekatherm sold
          (excluding transportation
          and other)                      $4.33       $3.27        $3.15        $3.28       $3.44


   Item 2.  Properties

        Utilities' principal electric generating stations at December 31, 1997, were as follows:

                   Name and Location                        Major Fuel    Minimum Net Kilowatts Accredited
                       of Station                              Type            Generating Capability

    Duane Arnold Energy Center, Palo, Iowa                    Nuclear                      364,000    (1)

    Ottumwa Generating Station, Ottumwa, Iowa                 Coal        343,440    (2)
    Prairie Creek Station, Cedar Rapids, Iowa                 Coal        207,750
    Sutherland Station, Marshalltown, Iowa                    Coal        143,000
    Sixth Street Station, Cedar Rapids, Iowa                  Coal         65,000
    Burlington Generating Station, Burlington, Iowa           Coal        211,800
    George Neal Unit 3, Sioux City, Iowa                      Coal        144,200    (3)
                                                                        ---------
         Total Coal                                                                      1,115,190

    Peaking Turbines, Marshalltown, Iowa                      Oil         159,600
    Centerville Combustion Turbines, Centerville, Iowa        Oil          49,400
    Diesel Stations, all in Iowa                              Oil           8,300
                                                                        ---------
         Total Oil                                                                         217,300

    Grinnell Station, Grinnell, Iowa                          Gas          46,400
    Agency Street Combustion Turbines,
    West Burlington, Iowa                                     Gas          58,400
    Burlington Combustion Turbines, Burlington, Iowa          Gas          57,000
    Red Cedar Combustion Turbine, Cedar Rapids, Iowa          Gas          18,800
                                                                        ---------
         Total Gas                                                                         180,600
                                                                                         ---------
         Total generating capability                                                     1,877,090
                                                                                         =========

     (1) Represents Utilities' 70% ownership interest in this 520,000 Kw generating station. The plant is operated by Utilities.

     (2) Represents Utilities' 48% ownership interest in this 715,500 Kw generating station. The plant is operated by Utilities.

     (3) Represents Utilities' 28% ownership interest in this 515,000 Kw generating station which is operated by an unaffiliated utility.


        At December 31, 1997, the transmission lines of Utilities, operating from 34,000 to 345,000 volts, approximated 4,440 circuit miles (substantially all located in Iowa). Utilities owned 111 transmission substations (substantially all located in Iowa) with a total installed capacity of 8,832 MVa and 468 distribution substations (all located in Iowa) with a total installed capacity of 2,666 MVa.

        Utilities' principal properties are suitable for their intended use and are held subject to liens of indentures relating to its bonds.


   Item 3.  Legal Proceedings

        On April 30, 1996, Utilities filed suit, IES Utilities Inc. v. Home Ins. Co., et al., No. 4-96-CV-10343 (S.D. Iowa filed Apr. 30, 1996), against various insurers who had sold comprehensive general liability policies to Iowa Southern Utilities Company (ISU) and Iowa Electric Light and Power Company (IE) (Utilities was formed as the result of a merger of ISU and IE). The suit seeks judicial determination of the respective rights of the parties, a judgment that each defendant is obligated under its respective insurance policies to pay in full all sums that Utilities has become or may become obligated to pay in connection with its defense against allegations of liability for property damage at and around Manufactured Gas Plant (MGP) sites, and indemnification for all sums that it has or may become obligated to pay for the investigation, mitigation, prevention, remediation and monitoring of environmental impacts to property, including natural resources like groundwater, at and around the MGP sites. Settlement discussions are proceeding between Utilities and its insurance carriers regarding the recovery of these MGP-related costs. Settlement has been reached with sixteen carriers thus far. Any amounts received from insurance carriers are being deferred pending a determination of the regulatory treatment of such recoveries.

        On October 3, 1996, Lambda Energy Marketing Company, L. C. (Lambda) filed a request with the IUB that the IUB initiate formal complaint proceedings against Utilities. Lambda alleged that Utilities was discriminating against it by refusing to enter into contracts with it for remote displacement service and by favoring Industrial Energy Applications, Inc. (IEA), a subsidiary of Industries, in such matters. On October 17, 1996, Utilities filed a Response which denied the allegations, and alleged, inter alia, that Lambda was unlawfully attempting to provide retail electrical services in Utilities' exclusive service territory. On August 25, 1997, the IUB issued its Final Decision and Order rejecting Lambda's complaint. On October 10, 1997, the IUB issued its rehearing order which again rejected Lambda's complaint.

        On October 9, 1996, the Company filed a civil suit in the Iowa District Court in and for Linn County against Lambda, Robert Latham, Louie Ervin, and David Charles (three former employees of Industries and/or its subsidiaries), collectively the "Defendants", alleging, inter alia, violations of Iowa's trade secret act and interference with existing and prospective business advantage. On November 1, 1996, the Defendants filed their Answer and Counterclaims alleging, inter alia, violation of Iowa competition law, tortious interference and commercial disparagement. The Defendants therewith also filed a Third-Party Petition against Utilities, IEA and Lee Liu, Chairman of the Board & Chief Executive Officer of Industries and Utilities, alleging, inter alia, tortious interference and commercial disparagement.

        Reference is made to Note 3 of the Notes to Consolidated Financial Statements for a discussion of Utilities' rate proceedings and Note 11 of the Notes to Consolidated Financial Statements for a discussion of Utilities' environmental matters and other legal and administrative proceedings arising in the ordinary course of business. Also see the "Other Matters" section of Item 7. "MD&A".


   Item 4.  Submission of Matters to a Vote of Security Holders

        None.

                                     PART II

   Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        All outstanding common stock of Utilities is held by Industries and is not traded. During 1997, 1996 and 1995, Utilities paid dividends on its common stock of $56 million, $44 million and $43 million, respectively, to Industries. Utilities has the right under the terms of the Subordinated Deferrable Interest Debentures, so long as an Event of Default has not occurred and is not continuing, to extend the interest payment period at any time and from time to time on the Subordinated Deferrable Interest Debentures to a period not exceeding 20 consecutive quarters. If Utilities exercises its right to extend the interest payment period, Utilities may not, during any such extended interest payment period, declare or pay dividends on, or redeem, purchase or acquire, or make any liquidation payment with respect to, any of its capital stock or make any guarantee payment with respect to the foregoing. Utilities does not intend to exercise its right to extend the interest payment period.


   Item 6.  Selected Financial Data

        The following selected financial data, in the opinion of Utilities, includes adjustments, which are normal and recurring in nature, necessary for the fair presentation of the results of operations and financial position. See Item 7. "MD&A" for a discussion of transactions that affect the comparability of the results for the years 1995 through 1997.

        The 1996 results were affected by costs incurred relating to the successful defense of the hostile takeover attempt of Industries by MidAmerican Energy Company. The 1995 results were affected by the impact of the IUB price reduction order in Utilities' last electric rate case and significantly warmer than normal weather.

        The Selected Financial Data should be read in conjunction with the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this report.

                                             SELECTED FINANCIAL DATA

                                                                     Year Ended December 31
                                                  1997         1996         1995        1994         1993
                                                                       ($ in thousands)

    Operating revenues                          $813,978     $754,979     $709,826    $685,366     $713,750

    Operating income                             153,770      155,675      143,696     135,591      143,329

    Net income                                    58,793       63,729       59,278      61,210       67,970

    Net income available for common stock         57,879       62,815       58,364      60,296       67,056

    Cash dividends declared on common stock       56,000       44,000       43,000      52,000       31,300

    Total assets                               1,786,827    1,778,610    1,708,635   1,645,368    1,546,978

    Long-term obligations                        688,719      560,199      517,538     530,275      531,979

    Times interest earned before income
      taxes                                         2.91         3.44         3.26        3.39         3.64

    Capitalization ratios:
       Common equity                                  45%          50%          51%         50%          50%

       Preferred and preference stock                  1            2            2           2            2

       Long-term debt                                 54           48           47          48           48
                                                   -----        -----        -----       -----        -----
                                                     100%         100%         100%        100%         100%
                                                   =====        =====        =====       =====        =====

   Item 7.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)


                                 PROPOSED MERGER

        IES Industries Inc. (Industries), the parent company of IES Utilities Inc. (Utilities), WPL Holdings, Inc. (WPLH) and Interstate Power Company
   (IPC) are in the process of completing a three-way merger (Merger) forming Interstate Energy Corporation (Merged Company). In connection with the Merger, Industries will be merged with and into WPLH forming the Merged Company and IPC will become a subsidiary of the Merged Company. In addition, following the Merger, the holding companies for the nonregulated businesses of the former WPLH and Industries (Heartland Development Corporation (HDC) and IES Diversified Inc. (Diversified), respectively) will be merged into each other. The resulting company from this merger is referred to as New Diversified. As a result of the Merger, the first tier subsidiaries of the Merged Company will include: Wisconsin Power & Light Company (WP&L), Utilities, IPC, New Diversified and Alliant Services Company (the subsidiary formed to provide administrative services as required under the Public Utility Holding Company Act of 1935). Among various other regulatory constraints, the Merged Company will operate as a registered public utility holding company subject to the limitations imposed by the Public Utility Holding Company Act of 1935. For additional information regarding the terms of the Merger, see Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K to the Securities and Exchange Commission (SEC).

        The merger partners currently anticipate cost savings resulting from the Merger of approximately $749 million over a ten-year period, net of transaction costs and costs to achieve the savings of approximately $78 million. Approximately $22 million of these costs had been incurred through December 31, 1997. Upon consummation of the Merger, the merger partners estimate the Merged Company will expense approximately $40 million of additional merger-related costs (e.g., required payments to or for financial advisors, employee retirements and separations, attorneys, accountants, etc.). The estimate of potential cost savings constitutes a forward-looking statement and actual results may differ materially from this estimate. The estimate is necessarily based upon various assumptions that involve judgments with respect to, among other things, future national and regional economic and competitive conditions, technological developments, inflation rates, regulatory treatments, weather conditions, financial market conditions, future business decisions and other uncertainties. No assurance can be given that the entire amount of estimated cost savings will actually be realized. In addition, the allocation between WPLH, Industries and IPC and their customers of the estimated cost savings of approximately $749 million over ten years resulting from the Merger, net of costs incurred to achieve such savings, will be subject to regulatory review and approval.

        As part of the approval process for the Merger, Utilities has agreed to various rate freezes not to exceed four years commencing on the effective date of the Merger (see Note 3 of the Notes to Consolidated Financial Statements for a further discussion).

        Assuming capture of the anticipated merger-related synergies and no significant legislative or regulatory changes affecting Utilities, Utilities does not expect the merger-related electric and natural gas price freezes to have a material adverse effect on its financial position or results of operations.


                           FORWARD-LOOKING STATEMENTS

        Statements contained in this Annual Report on Form 10-K (including MD&A) that are not of historical fact are forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. From time to time, Utilities (including its consolidated subsidiaries) may make other forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of Utilities. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of Utilities' expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. Investors and other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance of Utilities and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include weather effects on sales and revenues, competitive factors, general economic conditions in Utilities' service territory, federal and state regulatory or government actions, the operations of Utilities' nuclear facility, the ability of the Merged Company to successfully integrate the operations of WPLH, Industries and IPC and changes in the rate of inflation.


                            UTILITY INDUSTRY OUTLOOK

        Utilities competes in an ever-changing utility industry. Set forth below is an overview of this evolving marketplace.

        Electric energy generation, transmission, and distribution are in a period of fundamental change in the manner in which customers obtain, and energy suppliers provide, energy services. As legislative, regulatory, economic and technological changes occur, electric utilities are faced with increasing pressure to become more competitive. Such competitive pressures could result in loss of customers and an incurrence of stranded costs (i.e., assets and other costs rendered unrecoverable as the result of competitive pricing). To the extent stranded costs cannot be recovered from customers, they would be borne by security holders.

        Utilities realized all of its electric and gas utility revenues in 1997 in Iowa. Approximately 96% of the electric revenues were regulated by the Iowa Utilities Board (IUB) while the other 4% were regulated by the Federal Energy Regulatory Commission (FERC).

   Federal Regulation

        Utilities is subject to regulation by the FERC. The National Energy Policy Act of 1992 addresses several matters designed to promote competition in the electric wholesale power generation market. In 1996, the FERC issued final rules (FERC Orders 888 and 889) requiring electric utilities to open their transmission lines to other wholesale buyers and
   sellers of electricity.   In  March 1997, FERC issued its orders on
   rehearing for Orders 888 and 889 (Orders 888-A and 889-A).   In response
   to FERC Orders 888 and 888-A, Utilities has on file with the FERC pro forma open access transmission tariffs. In response to FERC Orders 889 and 889-A, Utilities is participating in a regional Open Access Same-Time Information System. Utilities cannot predict the long-term consequences of these rules on its results of operations or financial condition.

        FERC Order 888 permits utilities to seek recovery of legitimate, prudent and verifiable stranded costs associated with providing open access and transmission services. FERC does not have jurisdiction over retail distribution and, consequently, the final FERC rules do not provide for the recovery of stranded costs resulting from retail competition. The various states retain jurisdiction over the question of whether to permit retail competition, the terms of such retail competition, and the recovery of any portion of stranded costs that are ultimately determined to have resulted from retail competition.

   State Regulation

        Utilities is subject to regulation by the IUB. The IUB initiated a Notice of Inquiry (Docket No. NOI-95-1) in early 1995 on the subject of "Emerging Competition in the Electric Utility Industry" to address all forms of competition in the electric utility industry and to gather information and perspectives on electric competition from all persons or entities with an interest or stake in the issues. The IUB staff's report in this docket was accepted by the IUB, finding, in part, that there is no compelling reason to move quickly into restructuring the electric utility industry in Iowa, based upon the existing level of relative prices. However, the IUB is continuing the analysis and debate on restructuring and retail competition in Iowa.

        On August 18, 1997, the IUB issued an order that promulgated draft principles for an Independent System Operator (ISO) and invited public comment. On September 10, 1997, the IUB issued an order adopting an "Action Plan to Develop a Competitive Model for the Electric Industry in Iowa." The IUB states in this action plan that while "the IUB has not determined retail competition in the electric industry is in the best interests of Iowa's consumers...", the State of Iowa is likely to be affected by federal or neighboring states' actions so there is a need for the IUB to design a model that suits Iowa's needs. The priority concerns in the plan are public interest issues (an Iowa-specific pilot project, customer information and assessment, environmental impacts, public benefits and transition costs/benefits) and transmission-related issues (transmission and distribution system reliability and transmission system operations). There is no timetable in the action plan. On October 2, 1997, the IUB staff sent to the advisory group (of which Utilities is a member) for written comment a set of proposed guidelines for an Iowa-specific electric pilot project that would allow retail access to a "subset of all customer classes." Utilities has indicated to the IUB its interest in pursuing such a pilot program. The IUB has also issued an order covering unbundling of natural gas rates for all Iowa customers to be effective in 1999.

        On September 26, 1996, the Public Service Commission of Wisconsin
   (PSCW) issued an order which establishes the minimum standards for a Wisconsin ISO. The standards will be applied by the PSCW in Advance Plan proceedings, merger review cases, transmission construction cases and other proceedings as appropriate. The order provides that the standards will be reviewed and revised as necessary in light of ongoing regional and national events, such as FERC requirements or policy, regional institutions, or relevant actions of neighboring states. In approving the merger involving WPLH, Industries and IPC, the PSCW gave the merger partners a choice of either filing their own ISO proposal, giving notice of their intent to join a regional ISO or spinning off existing transmission assets and operations into a separate independent transmission company. Utilities, IPC and WP&L developed an ISO proposal of their own. However, the PSCW did not believe it met the PSCW's ISO guidelines. Utilities, IPC and WP&L subsequently asked the PSCW to permit them to join the Midwest ISO, a regional ISO that has been filed with FERC. The member companies of the ISO would retain ownership of the facilities, but the ISO would assume control of the facilities, set rates for access and assure fair treatment for all companies seeking access. Various other proposals for ISOs, which are being monitored by the merger partners, have been proposed by other entities.

   Summary

        Utilities complies with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71) "Accounting for the Effects of Certain Types of Regulation." SFAS 71 provides that rate-regulated public utilities record certain costs and credits allowed in the ratemaking process in different periods than for nonregulated entities. These are deferred as regulatory assets or regulatory liabilities and are recognized in the consolidated statements of income at the time they are reflected in rates. If a portion of the Utilities' operations becomes no longer subject to the provisions of SFAS 71 as a result of competitive restructurings or otherwise, a write-down of related regulatory assets and possibly other charges would be required, unless some form of transition cost recovery is established by the appropriate regulatory body that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. In addition, Utilities would be required to determine any impairment of other assets and write-down any impaired assets to their fair value. Utilities believes it meets the requirements of SFAS 71.

        Utilities cannot currently predict the long-term consequences of the competitive and restructuring issues described above on its results of operations or financial condition. The major objective is to allow Utilities to better prepare for a competitive, deregulated utility industry. The strategy for dealing with these emerging issues includes seeking growth opportunities, continuing to offer quality customer service, ongoing cost reductions and productivity enhancements.


                              RESULTS OF OPERATIONS

   Overview

        Utilities' net income available for common stock decreased $4.9 million and increased $4.5 million in 1997 and 1996, respectively. The decrease in income for 1997 was primarily due to increased operating expenses and higher interest expense. These items were partially offset by increased electric sales (excluding off-system sales) resulting from continuing growth in Utilities' service territory and the impact of $6.8 million (represents Utilities' allocated portion of the total costs) of costs incurred in 1996 relating to the successful defense of the hostile takeover attempt of Industries by MidAmerican Energy Company (MAEC). The 1996 increase in income was due to increased electric, gas and steam sales and the impact of a natural gas pricing increase implemented in the fourth quarter of 1995. The 1996 increase was partially offset by increased operating expenses and the costs incurred defending against the hostile takeover attempt by MAEC.


   Electric Operations

   Electric margins and Mwh sales for Utilities were as follows:

                                     Revenues and Costs                          Mwhs Sold
                                       (In thousands)                         (In thousands)
                                1997        1996         1995          1997       1996        1995

   Residential              $  227,496  $  213,838   $  217,351        2,682      2,642        2,690
   Commercial                  162,626     153,163      150,722        2,378      2,315        2,296
   Industrial                  177,890     160,477      148,529        4,743      4,436        4,248
                               -------     -------      -------      -------    -------      -------
   Total from ultimate
       customers               568,012     527,478      516,602        9,803      9,393        9,234
   Sales for resale             25,719      37,384       35,356          794      1,746        1,586
   Other                        10,539       9,411        8,513           43         46           50
                               -------     -------      -------      -------    -------      -------
        Total                  604,270     574,273      560,471       10,640     11,185       10,870
                                                                     =======    =======      =======
   Fuel for production
    (excluding steam)           92,891      74,608       90,558
   Purchased power              74,098      88,350       66,874
                               -------     -------      -------
   Margin                   $  437,281  $  411,315   $  403,039
                               =======     =======      =======


        The electric margins increased $26.0 million and $8.3 million during 1997 and 1996, respectively, primarily due to higher Kwh sales (excluding sales for resale) and lower purchased power capacity costs. The sales increases during both periods were primarily due to continuing sales growth in Utilities' service territory. Cooler weather conditions during the summer of 1996 also impacted margins and the residential sales comparisons. Revenues and margins also increased $10.6 million during 1997 and $2.0 million during 1996 due to the increased recovery of concurrent and previously deferred energy efficiency expenditures for state-mandated energy efficiency programs pursuant to an IUB order (the majority of these recoveries are amortized to expense in other operating expenses). The decrease in sales for resale during 1997 was primarily due to the implementation of FERC Orders 888 and 888-A.

        Under historically normal weather conditions, total sales (excluding sales for resale) during 1997 and 1996, respectively, would have increased 3.6% and 3.4%, as compared to actual increases of 4.3% and 1.7%, respectively.

        Refer to Notes 3(a) and 3(b) of the Notes to Consolidated Financial Statements for a discussion of merger-related retail and wholesale electric price announcements and the energy efficiency cost recoveries, respectively.

        Utilities' electric tariffs include energy adjustment clauses (EAC) that are designed to currently recover the costs of fuel and the energy portion of purchased power billings. See Note 1(i) of the Notes to Consolidated Financial Statements for discussion of the EAC.

   Gas Operations

   Gas margins and Dth sales for Utilities were as follows:

                                  Revenues and Costs                     Dths Sold
                                    (In thousands)                     (In thousands)
                             1997        1996       1995         1997       1996        1995

   Residential           $  110,663  $   97,708  $  84,562       16,317     17,680      16,302
   Commercial                54,383      46,966     40,390        9,602     10,323       9,534
   Industrial                13,961      12,256      8,790        3,318      3,796       3,098
   Transportation
       and other              4,510       3,934      3,550       10,321     10,341      10,871
                            -------     -------    -------      -------    -------     -------
       Total                183,517     160,864    137,292       39,558     42,140      39,805
                                                                =======    =======     =======
   Gas purchased for
       resale               126,631     103,877     91,198
                            -------     -------    -------
   Margin                $   56,886  $   56,987  $  46,094
                            =======     =======    =======

        Total gas margin increased or (decreased) ($0.1) million and $10.9 during 1997 and 1996, respectively. The 1997 sales decrease was substantially offset by higher revenues from the recovery of concurrent and previously deferred energy efficiency expenditures for state mandated energy efficiency programs pursuant to an IUB order (the majority of these recoveries are amortized to expense in other operating expenses). The sales decrease was largely due to milder weather conditions as well as lower grain drying related sales in 1997. The 1996 increase was primarily due to an increase in gas prices implemented in the fourth quarter of 1995, increased sales due to favorable weather conditions and higher revenues from the recovery of energy efficiency programs.

        Under historically normal weather conditions, Utilities' gas sales and transported volumes would have increased or (decreased) (2.4%) and 1.9% in 1997 and 1996, as compared to the actual increases or (decreases) of (6.1%) and 5.9%, respectively.

        Utilities' gas tariffs include purchased gas adjustment clauses (PGA) that are designed to currently recover the cost of gas sold. See Note 1(i) of the Notes to Consolidated Financial Statements for discussion of the PGA.

   Other Revenues   Other revenues increased $6.3 million and $7.8 million
   during 1997 and 1996, respectively, primarily due to higher steam sales due to the addition of new industrial customers and increased demand from existing customers.

   Operating Expenses   Other operating expenses increased $13.4 million and
   $4.2 million in 1997 and 1996, respectively. The 1997 increase was primarily due to increased amortization of previously deferred energy efficiency expenditures and costs related to an early retirement program. These increases were partially offset by lower employee labor and benefit costs. The 1996 increase was primarily due to increased amortization of previously deferred energy efficiency expenditures, increased labor and benefits costs and costs relating to the Merger. The 1996 increase was partially offset by decreased operating costs at the Duane Arnold Energy Center (DAEC), Utilities' nuclear generating facility.

        Maintenance expenses increased $8.0 million and $2.3 million in 1997 and 1996, respectively. The 1997 increase was primarily due to increased maintenance expenses at the DAEC, higher transmission and distribution maintenance expenditures, and increased maintenance activities at Utilities' fossil-fueled generating stations. The 1996 increase was primarily due to increased maintenance activities at the fossil-fueled generating stations, partially offset by lower DAEC maintenance expenses.

        Depreciation and amortization increased $4.8 million and $5.6 million during 1997 and 1996, respectively, primarily due to increases in utility plant in service.

   Interest Expense and Other   Interest expense increased or (decreased)
   $9.1 million and ($0.7) million during 1997 and 1996, respectively. The 1997 increase was primarily due to increases in the average amount of debt outstanding and changes in interest accruals related to income tax audits.

        Miscellaneous, net reflects comparative increases or (decreases) in income of $5.0 million and ($5.0) million during 1997 and 1996, respectively. The change in both periods was primarily due to approximately $6.8 million in costs incurred relating to the successful defense of the hostile takeover attempt by MAEC incurred during 1996.

        Federal and State Income Taxes   The effective income tax rates were
   41.8%, 40.3% and 40.9% in 1997, 1996 and 1995, respectively.  Refer to
   Note 6 of the Notes to Consolidated Financial Statements for a discussion of the changes.


                         LIQUIDITY AND CAPITAL RESOURCES

        Utilities' capital requirements are primarily attributable to its construction and acquisition programs and its debt maturities. Utilities anticipates that future capital requirements will be met by cash generated from operations and external financing. The level of cash generated from operations is partially dependent upon economic conditions, legislative activities, environmental matters and timely regulatory recovery of utility costs. Utilities' liquidity and capital resources will be affected by environmental and regulatory issues. Emerging competition in the utility industry could also impact Utilities' liquidity and capital resources, as discussed previously in the "Utility Industry Outlook" section.

        Utilities has financial guarantees amounting to approximately $18 million outstanding at December 31, 1997, which are not reflected in its Consolidated Financial Statements. Such guarantees were generally issued to support third-party borrowing arrangements and similar transactions. Management believes the possibility of Utilities having to make any material cash payments under these agreements is remote.

        Cash flows generated from operating activities increased to $192 million in 1997 compared with $166 million in 1996 and $165 million in 1995 primarily due to expenditures during 1996 and 1995 related to refueling outages at the DAEC and other changes in working capital. Cash flows from financing activities were significantly lower in 1997 as compared with 1996 and 1995 due to a net reduction in the amount of long-term and short-term debt issuances. Cash flows used for investing activities were significantly lower in 1997 as compared with 1996 and 1995 due to a reduction in the amount of construction and acquisition expenditures. Times interest earned before income taxes for Utilities for 1997, 1996 and 1995 was 2.91, 3.44 and 3.26, respectively.

   Financing and Capital Structure

        Access to the long-term and short-term capital and credit markets, and costs of external financing, are dependent on Utilities' creditworthiness. The debt ratings of Utilities are as follows:

                                   Moody's      Standard &
                                   (As of         Poor's
                                   3/26/98)        (As of
                                                  3/2/98)

    - Secured long-term debt          A2            A+
    - Corporate credit rating (a)     N/A           A+
    - Unsecured long-term debt        A3            A

   (a) The "Corporate credit rating" is the overall rating of the parent and is used by Standard & Poor's but not by Moody's.

        Subsequent to the consummation of the Merger, Utilities expects to participate in a utility money pool which will be funded, as needed, by the Merged Company through the issuance of commercial paper. This utility money pool is expected to replace the commercial paper program currently in place at Utilities.

        Utilities had the following material long-term debt financing activities in 1997 -

   - In August 1997, Utilities issued $135 million of 6.625% Senior Debentures, due 2009. The proceeds from these debentures were used to reduce Utilities' short-term borrowings.

   - Utilities repaid at maturity $8 million of 6.125% First Mortgage Bonds during the second quarter of 1997.

   - Also in the second quarter of 1997, Utilities issued $55 million of Collateral Trust Bonds, 6.875%, due 2007. Holders thereof may elect to have their Collateral Trust Bonds redeemed, in whole but not in part, on May 1, 2002, at 100% of the principal amount thereof, plus accrued interest. The proceeds from the Collateral Trust Bonds were used to refinance $15 million of Series L, 7.875% First Mortgage Bonds, $30 million of Series M, 7.625% First Mortgage Bonds and $10 million of 7.375% First Mortgage Bonds.

        Other than Utilities' periodic sinking fund requirements, which Utilities intends to meet by pledging additional property, $185.1 million of long-term debt will mature prior to December 31, 2002. Depending upon market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities.

        Utilities currently has no authority from FERC or the SEC to issue additional long-term debt. Utilities is evaluating its future financing needs and will make the necessary regulatory filings as needed. Under the most restrictive terms of its indentures, Utilities could have issued at least $234 million of long-term debt at December 31, 1997.

        The Articles of Incorporation of Utilities authorize and limit the aggregate amount of additional shares of Cumulative Preference Stock and Cumulative Preferred Stock that may be issued. At December 31, 1997, Utilities could have issued an additional 700,000 shares of Cumulative Preference Stock and no additional shares of Cumulative Preferred Stock.

        Utilities' capitalization ratios at year-end were as follows:


                             1997         1996
    Common equity              45%          50%
    Preferred stock             1            2
    Long-term debt             54           48
                             ----         ----
                              100%         100%
                             ====         ====


        For interim financing, Utilities is authorized by the FERC to issue up to $200 million of short-term debt. Utilities had no short-term debt outstanding at December 31, 1997. In addition to providing for ongoing working capital needs, this availability of short-term financing provides Utilities flexibility in the issuance of long-term securities. The level of short-term borrowing fluctuates based on seasonal corporate needs, the timing of long-term financing, and capital market conditions. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, Utilities also uses proceeds from the sales of accounts receivable and unbilled revenues to finance a portion of its long-term cash needs. Utilities anticipates that short-term debt will continue to be available at reasonable costs due to current ratings by independent utility analysts and rating services.

        Utilities had $41 million in bank lines of credit at December 31, 1997 available to support its borrowings ($11 million of which was utilized). Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. From time to time, Utilities may borrow from banks and other financial institutions in lieu of commercial paper, and has agreements with several financial institutions for such borrowings. There are no commitment fees associated with these agreements and there were no borrowings outstanding under these agreements at December 31, 1997.

        Given the above financing flexibility available to Utilities, management believes it has the necessary financing capabilities in place to adequately finance its capital requirements for the foreseeable future.

   Capital Requirements

        Capital expenditure and investment and financing plans are subject to continual review and change. The capital expenditure and investment programs may be revised significantly as a result of many considerations, including changes in economic conditions, variations in actual sales and load growth compared to forecasts, requirements of environmental, nuclear and other regulatory authorities, acquisition opportunities, the availability of alternate energy and purchased power sources, the ability to obtain adequate and timely rate relief, escalations in construction costs and conservation and energy efficiency programs.

        Utilities' construction and acquisition program anticipates expenditures of approximately $124 million for 1998, of which 46% represents expenditures for electric transmission and distribution facilities, 17% represents electric generation expenditures, 12% represents information technology expenditures and 7% represents gas utility expenditures. The remaining 18% represents miscellaneous electric, steam and general expenditures. Utilities' levels of utility construction and acquisition expenditures are projected to be $129 million in 1999, $103 million in 2000, $98 million in 2001 and $99 million in 2002. Utilities anticipates funding the large majority of its utility construction and acquisition expenditures during 1998-2002 through internally generated funds, supplemented by external financings as needed.

        DAEC, a 520-megawatt boiling water reactor plant, is operated by Utilities and Utilities has a 70% ownership interest in the plant. The DAEC operating license expires in 2014. Pursuant to the most recent electric rate case order, the IUB allows Utilities to recover $6.0 million annually for the cost to decommission the DAEC. The current recovery figures are based on an assumed cost to decommission the DAEC of $252.8 million, which is Utilities' 70% portion in 1993 dollars, based on the Nuclear Regulatory Commission (NRC) minimum formula (which exceeds the amount in the current site-specific study completed in 1994). At December 31, 1997, Utilities had $77.9 million invested in external decommissioning trust funds and also had an internal decommissioning reserve of $21.7 million recorded as accumulated depreciation.

        Refer to the "Other Matters-Environmental" section for a discussion of various issues that may impact Utilities' future capital requirements.

   Rates and Regulatory Matters

        Refer to Note 3 of the Notes to Consolidated Financial Statements for a discussion of Utilities' Rates and Regulatory Matters.

                                  OTHER MATTERS

   Year 2000

        Utilities utilizes software, embedded systems and related technologies throughout its business that will be affected by the date change in the Year 2000. An internal task force has been assembled to review and develop the full scope, work plan and cost estimates to ensure that Utilities' systems continue to meet its internal and customer needs.


        Phase I of the project, which encompassed a review of the necessary software modifications that will need to be made to Utilities' financial and customer systems, has been completed. Utilities currently estimates that the remaining costs to be incurred on this phase of the project will be approximately $2 million to $3 million in the aggregate.

        The task force has also begun Phase II of the project which is an extensive review of Utilities' embedded systems for Year 2000 conversion issues. The task force has inventoried critical embedded operating systems and is working with the system vendors to ascertain Year 2000 compliance of the systems. The task force is also developing detailed plans for testing and remediating critical systems (i.e., systems whose failure could affect employee safety or business operations).

        As part of an awareness effort, Utilities has also notified its utility customers of its Year 2000 project efforts. Key suppliers are also being contacted to confirm their Year 2000 readiness plans. Efforts are also underway to develop contingency plans for critical embedded operating systems. Utilities is currently unable to estimate the costs to be incurred on this phase of the project but does believe that the costs will be significant. An estimate of the expenses to be incurred on this phase of the project is expected to be available by the third quarter of 1998.

         The goal of Utilities is to have all the material Year 2000 conversions made sufficiently in advance of December 31, 1999 to allow for unanticipated issues. At this time, management is unable to determine if the Year 2000 issue will have a material adverse effect on Utilities' financial position or results of operations.

   Labor Issues

        Utilities has six collective bargaining agreements, covering approximately 53% of its workforce. Two of the agreements, covering less than 5% of Utilities' workforce, will expire in 1998.

   Financial Instruments

        Utilities had no derivative financial instruments outstanding at December 31, 1997.

   Accounting Pronouncements

        Statement of Financial Accounting Standards 130 (SFAS 130), Reporting Comprehensive Income, was issued by the Financial Accounting Standards Board (FASB) in the second quarter of 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 will require reporting a total for comprehensive income which includes: (a) unrealized holding gains / losses on securities classified as available-for-sale under SFAS 115, (b) foreign currency translation adjustments accounted for under SFAS 52, and (c) minimum pension liability adjustments made pursuant to SFAS 87. SFAS 130 is effective for periods beginning after December 15, 1997.

        Statement of Financial Accounting Standards 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information, was issued by the FASB in the second quarter of 1997. SFAS 131 requires disclosures for each business segment in a manner consistent with how management disaggregates and evaluates the company, with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. SFAS 131 is effective for periods beginning after December 15, 1997.

   Accounting for Obligations Associated with the Retirement of Long-Lived
   Assets

        The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry, including Utilities, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the FASB is reviewing the accounting for closure and removal costs, including decommissioning of nuclear power plants. If current electric utility industry accounting practices for nuclear power plant decommissioning are changed, the annual provision for decommissioning could increase relative to 1997, and the estimated cost for decommissioning could be recorded as a liability (rather than as accumulated depreciation), with recognition of an increase
   in the cost of the related nuclear power plant.   Assuming no significant
   regulatory shift, Utilities does not believe that such changes, if required, would have an adverse effect on its financial position or results of operations due to its ability to recover decommissioning costs through rates.

   Inflation

        Utilities does not expect the effects of inflation at current levels to have a significant effect on its financial position or results of operations.

   Environmental

        The pollution abatement program of Utilities is subject to continuing review and is revised from time to time due to changes in environmental regulations, changes in construction plans and escalation of construction costs. While Utilities cannot precisely forecast the effect of future environmental regulations on its operations, it has taken steps to anticipate the future while also meeting the requirements of current environmental regulations.

        The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The State of Iowa is a member of the six-state Midwest Interstate Low-Level Radioactive Waste Compact (Compact) which is responsible for development of any new disposal capability within the Compact member states. In June 1997, the Compact commissioners voted to discontinue work on a proposed waste disposal facility in the State of Ohio because the expected cost of such a facility was comparably higher than other options currently available. Dwindling waste volumes and continued access to existing disposal facilities were also reasons cited for the decision. A disposal facility located near Barnwell, South Carolina continues to accept the low-level waste and Utilities currently ships the waste it produces to such site, thereby minimizing the amount of low-level waste stored on-site. In addition, given technological advances, waste compaction and the reduction in the amount of waste generated, DAEC has on-site storage capability sufficient to store low-level waste expected to be generated over at least the next ten years, with continuing access to the Barnwell disposal facility extending that on-site storage capability indefinitely.

        A global treaty has been negotiated that could require reductions of greenhouse gas emissions from utility plants. Negotiators left significant implementation and compliance questions open to resolution at meetings to be held starting in November 1998. At this time, Utilities is unable to predict whether Congress will ratify the treaty. Given the uncertainty of the treaty ratification and the ultimate terms of the final regulations, Utilities cannot currently estimate the impact the implementation of the treaty would have on its operations.

        See Notes 11(f), 11(g) and 11(h) of the Notes to Consolidated Financial Statements for a further discussion of Utilities' environmental issues.


           Selected Consolidated Quarterly Financial Data (unaudited)

        The following unaudited consolidated quarterly data, in the opinion of Utilities, includes adjustments, which are normal and recurring in nature, necessary for the fair presentation of the results of operations and financial position. The quarterly amounts were affected by, among other items, Utilities' rate activities, seasonal weather conditions, changes in sales and operating expenses and costs incurred relating to the successful defense of the hostile takeover attempt of Industries by MidAmerican Energy Company in third quarter of 1996. Refer to the "Results of Operations" section for a discussion of these items. The fourth quarter of 1996 net income benefited from lower than anticipated costs for a refueling outage at Utilities' nuclear power plant.


                                              Quarter Ended
                             March 31     June 30    September 30  December 31
                                             (in thousands)
    1997
      Operating revenues     $  226,398  $  169,623  $   205,711  $   212,246
      Operating income           32,654      26,574       63,987       30,555
      Net income                 11,851       6,891       28,636       11,415
      Net income available
        for common stock         11,622       6,662       28,407       11,188

    1996
      Operating revenues     $  198,768  $  164,240  $   190,170  $   201,801
      Operating income           34,440      23,503       53,811       43,921
      Net income                 14,128       7,230       20,013       22,358
      Net income available
        for common stock         13,899       7,001       19,784       22,131


   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

        Not Applicable.


   Item 8.  Financial Statements and Supplementary Data

        The financial statements required by Item 8. begin on page 30. The supplementary data required by Item 8. are set forth under the caption "Selected Consolidated Quarterly Financial Data (unaudited)" in Item 7. "MD&A".

                               ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



   To the Board of Directors of
   IES Utilities Inc.:

   We have audited the accompanying consolidated balance sheets and statements of capitalization of IES Utilities Inc. (an Iowa corporation) and subsidiary companies as of December 31, 1997 and 1996, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the financial statement schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IES Utilities Inc. and subsidiary companies as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

                                                /s/ Arthur Andersen LLP

                                                 ARTHUR ANDERSEN LLP


   Chicago, Illinois
   January 30, 1998

              IES UTILITIES INC. CONSOLIDATED STATEMENTS OF INCOME

                                     Year Ended December 31
                               1997           1996           1995
                                        (in thousands)

   Operating revenues:
     Electric                $604,270       $574,273       $560,471
     Gas                      183,517        160,864        137,292
     Other                     26,191         19,842         12,063
                              -------        -------        -------
                              813,978        754,979        709,826
                              -------        -------        -------
   Operating expenses:
     Fuel for production      108,344         84,579         96,256
     Purchased power           74,098         88,350         66,874
     Gas purchased for resale 126,631        103,877         91,198
     Other operating expenses 161,418        148,051        143,819
     Maintenance               53,833         45,869         43,586
     Depreciation and
       amortization            89,754         84,975         79,384
     Taxes other than
       income taxes            46,130         43,603         45,013
                              -------        -------        -------
                              660,208        599,304        566,130
                              -------        -------        -------
   Operating income           153,770        155,675        143,696
                              -------        -------        -------
   Interest expense and
    other:
     Interest expense          52,791         43,714         44,460
     Allowance for funds used
      during construction      (2,309)        (2,103)        (3,424)
     Miscellaneous, net         2,279          7,243          2,287
                              -------        -------        -------
                               52,761         48,854         43,323
                              -------        -------        -------

   Income before income
     taxes                    101,009        106,821        100,373
                              -------        -------        -------

   Federal and state income
     taxes                     42,216         43,092         41,095
                              -------        -------        -------

   Net income                  58,793         63,729         59,278
   Preferred dividend
     requirements                 914            914            914
                              -------        -------        -------
   Net income available for
     common stock             $57,879        $62,815        $58,364
                              =======        =======        =======


         IES UTILITIES INC. CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                  Year Ended December 31
                               1997           1996           1995
                                       (in thousands)

   Balance at beginning
     of year                 $231,337       $212,522       $197,158
   Net income                  58,793         63,729         59,278

   Cash dividends declared -
      Common stock            (56,000)       (44,000)       (43,000)
      Preferred stock, at
        stated rates             (914)          (914)          (914)
                              -------        -------        -------
   Balance at end of year    $233,216       $231,337       $212,522
                              =======        =======        =======


   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



               IES UTILITIES INC. CONSOLIDATED BALANCE SHEETS


                                                   December 31
    ASSETS  (in thousands)                      1997           1996

    Property, plant and equipment:
      Utility -
        Plant in service -
            Electric                         $2,072,866     $2,007,839
            Gas                                 187,098        175,472
            Other                               145,716        126,850
                                              ---------      ---------
                                              2,405,680      2,310,161
        Less - Accumulated depreciation       1,115,261      1,030,390
                                              ---------     ----------
                                              1,290,419      1,279,771
        Leased nuclear fuel, net of
           amortization                          36,731         34,725
        Construction work in progress            38,923         43,719
                                              ---------     ----------
                                              1,366,073      1,358,215
      Other, net of accumulated
        depreciation and
        amortization of $1,709 and
        $1,438, respectively                      5,762          5,872
                                              ---------      ---------
                                              1,371,835      1,364,087
                                              ---------     ----------
    Current assets:
      Cash and temporary cash
       investments                                  230         11,608
      Accounts receivable -
        Customer, less allowance for
           doubtful accounts
           of $630 and $546,
           respectively                          29,259         22,461
        Other                                    10,142         11,270
      Income tax refunds receivable               1,639          2,664
      Production fuel, at average cost           10,579         13,323
      Materials and supplies, at
        average cost                             22,976         21,716
      Adjustment clause balances                  5,398         10,752
      Regulatory assets                          36,330         26,539
      Prepayments and other                      21,835         18,705
                                              ---------      ---------
                                                138,388        139,038
                                             ----------     ----------

    Investments:
      Nuclear decommissioning trust
        funds                                    77,882         59,325
      Cash surrender value of life
        insurance policies                        5,088          4,281
      Other                                          79            313
                                              ---------     ----------
                                                 83,049         63,919
                                              ---------     ----------
    Other assets:
      Regulatory assets                         181,162        201,129
      Deferred charges and other                 12,393         10,437
                                             ----------      ---------
                                                193,555        211,566
                                             ----------      ---------
                                             $1,786,827     $1,778,610
                                             ==========      =========

    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                    December 31
    CAPITALIZATION AND LIABILITIES  (in
      thousands)                                 1997           1996

    Capitalization (See Consolidated
      Statements of Capitalization):
      Common stock                              $33,427        $33,427
      Paid-in surplus                           279,042        279,042
      Retained earnings                         233,216        231,337
                                               --------       --------
          Total common equity                   545,685        543,806
      Cumulative preferred stock                 18,320         18,320
      Long-term debt (excluding current
         portion)                               651,848        517,334
                                              ---------      ---------
                                              1,215,853      1,079,460
                                              ---------      ---------

    Current liabilities:
      Short-term borrowings                           -        135,000
      Capital lease obligations                  13,183         15,125
      Maturities and sinking funds                  140          8,140
      Accounts payable                           65,171         76,287
      Accrued interest                           12,230          8,839
      Accrued taxes                              58,996         40,953
      Accumulated refueling outage
        provision                                10,606          1,316
      Environmental liabilities                   4,054          5,517
      Other                                      17,259         17,114
                                               --------       --------
                                                181,639        308,291
                                               --------       --------

    Long-term liabilities:
      Pension and other benefit
        obligations                              35,232         25,826
      Capital lease obligations                  23,548         19,600
      Environmental liabilities                  38,256         40,299
      Other                                      21,632         14,030
                                               --------       --------
                                                118,668         99,755
                                               --------       --------

    Deferred credits:
      Accumulated deferred income taxes         238,829        256,634
      Accumulated deferred investment
        tax credits                              31,838         34,470
                                               --------       --------
                                                270,667        291,104
                                              ---------       --------
    Commitments and contingencies
      (Note 11)
                                             $1,786,827     $1,778,610
                                             ==========     ==========


        IES UTILITIES INC. CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                       December 31
                                                    1997          1996
                                                     (in thousands)
    Common equity:
      Common stock - par value $2.50 per
        share - authorized
        24,000,000 shares; outstanding
        13,370,788 shares                          $33,427       $33,427
      Paid-in surplus                              279,042       279,042
      Retained earnings                            233,216       231,337
                                                  --------      --------
                                                   545,685       543,806
                                                  --------      --------
    Cumulative preferred stock                      18,320        18,320
                                                  --------      --------
    Long-term debt:
      Collateral Trust Bonds -
        7.65% series, due 2000                      50,000        50,000
        7.25% series, due 2006                      60,000        60,000
        6-7/8% series, due 2007                     55,000           -
        6% series, due 2008                         50,000        50,000
        7% series, due 2023                         50,000        50,000
        5.5% series, due 2023                       19,400        19,400
                                                  --------      --------
                                                   284,400       229,400
      First Mortgage Bonds -
        Series L, 7-7/8%, retired in 1997                -        15,000
        Series M, 7-5/8%, retired in 1997                -        30,000
        Series Y, 8-5/8%, due 2001                  60,000        60,000
        Series Z, 7.60%, due 1999                   50,000        50,000
        6-1/8% series, retired in 1997                   -         8,000
        9-1/8% series, due 2001                     21,000        21,000
        7-3/8% series, retired in 1997                   -        10,000
        7-1/4% series, due 2007                     30,000        30,000
                                                  --------      --------
                                                   161,000       224,000

      Pollution control obligations -
        5.75%, due serially 1998 to 2003             3,276         3,416
        5.95%, due serially 2000 to 2007,
          secured by First Mortgage Bonds           10,000        10,000
        Variable rate (3.85%-3.90% at
          December 31, 1997), due 2000 to
          2010                                      11,100        11,100
                                                  --------      --------
                                                    24,376        24,516
      Subordinated Deferrable Interest
        Debentures, 7-7/8%, due 2025                50,000        50,000

      Senior Debentures, 6-5/8%, due 2009          135,000             -

      Unamortized debt premium and
        (discount), net                             (2,788)       (2,442)
                                                  --------      --------
                                                   651,988       525,474
         Less - Amount due within one year             140         8,140
                                                 ---------     ---------
                                                   651,848       517,334
                                                 ---------     ---------
                                                $1,215,853    $1,079,460
                                                ==========     =========


    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


            IES UTILITIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended December 31
                                             1997        1996        1995
                                                    (in thousands)
    Cash flows from operating
     activities:
      Net income                            $58,793     $63,729     $59,278
      Adjustments to reconcile net
       income to net cash flows
       from operating activities -
         Depreciation and amortization       89,754      84,975      79,384
         Amortization of principal under
          capital lease obligations          14,774      16,491      15,714
         Deferred taxes and investment
          tax credits                       (16,059)      7,763       7,628
         Refueling outage provision           9,290      (6,374)     (7,506)
         Amortization of other assets        15,202       9,776       7,391
         Other                                 (263)        279         184
      Other changes in assets and
       liabilities -
         Accounts receivable                 (5,670)    (13,200)     (9,717)
         Sale of utility accounts
          receivable                              -       7,000       4,000
         Production fuel, materials and
          supplies                            2,328         651       1,658
         Accounts payable                   (11,664)     12,885      (4,395)
         Accrued taxes                       19,068     (11,234)      5,785
         Adjustment clause balances           5,354     (13,900)      4,581
         Gas in storage                      (3,740)       (551)      2,429
         Other                               15,241       7,216        (979)
                                            -------     -------     -------
           Net cash flows from operating
            activities                      192,408     165,506     165,435
                                            -------     -------     -------
    Cash flows from financing
     activities:
      Dividends declared on common stock    (56,000)    (44,000)    (43,000)
      Dividends declared on preferred
       stock                                   (914)       (914)       (914)
      Proceeds from issuance of
       long-term debt                       190,000      60,000     100,000
      Reductions in long-term debt          (63,140)    (15,140)   (100,140)
      Net change in short-term
       borrowings                          (135,000)     25,112      54,393
      Principal payments under capital
       lease obligations                    (12,964)    (19,108)    (14,463)
      Other                                    (871)       (420)     (1,831)
                                            -------     -------     -------
        Net cash flows from financing
         activities                         (78,889)      5,530      (5,955)
                                            -------     -------     -------

    Cash flows from investing
     activities:
      Construction and acquisition
        expenditures -
            Utility                        (108,797)   (142,381)   (126,104)
            Other                              (169)     (1,267)     (3,340)
      Deferred energy efficiency
        expenditures                         (8,450)    (16,857)    (18,029)
      Nuclear decommissioning trust
       funds                                 (6,008)     (6,008)     (6,100)
      Other                                  (1,473)      4,351      (5,308)
                                            -------     -------     -------
        Net cash flows from investing
         activities                        (124,897)   (162,162)   (158,881)
                                            -------     -------     -------

    Net increase (decrease) in cash and
      temporary cash investments            (11,378)      8,874         599


    Cash and temporary cash investments
     at beginning of year                    11,608       2,734       2,135
                                            -------     -------     -------
    Cash and temporary cash investments
     at end of year                            $230     $11,608      $2,734
                                            =======     =======     =======

    Supplemental cash flow information:
      Cash paid during the year for -
        Interest                            $45,483     $42,072     $44,569
                                            =======     =======     =======
        Income taxes                        $41,422     $45,383     $29,083
                                            =======     =======     =======
      Noncash investing and financing
       activities -

        Capital lease obligations
         incurred                           $16,781     $14,281      $2,918
                                            =======     =======     =======

    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



          IES UTILITIES INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        (a)  General -

        IES Utilities Inc. (Utilities) is a subsidiary of IES Industries Inc. (Industries). The Consolidated Financial Statements include the accounts of Utilities (including its consolidated subsidiaries). Utilities is engaged principally in the generation, transmission, distribution and sale of electric energy, the purchase, distribution, transportation and sale of natural gas and to provide steam for industrial and heating purposes. Utilities' principal markets are located in the state of Iowa.

        All subsidiaries for which Utilities owns directly or indirectly more than 50% of the voting stock are included as consolidated subsidiaries. Utilities' only wholly-owned subsidiary at December 31, 1997 was IES Ventures Inc. (Ventures). Ventures' wholly-owned subsidiary at December 31, 1997 was IES Midland Development Inc. All significant intercompany balances and transactions have been eliminated from the Consolidated Financial Statements.

        Unconsolidated investments for which Utilities has at least a 20% voting interest are generally accounted for under the equity method of accounting. These investments are stated at acquisition cost, increased or decreased for Utilities' equity in net income or loss, which is included in "Miscellaneous, net" in the Consolidated Statements of Income and decreased for any dividends received. Investments that do not meet the criteria for consolidation or the equity method of accounting are accounted for under the cost method.

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

        Certain prior period amounts have been reclassified on a basis consistent with the 1997 presentation.

        (b)  Regulation -

        Utilities is subject to regulation by the Iowa Utilities Board (IUB) and the Federal Energy Regulatory Commission (FERC). Utilities' consolidated subsidiaries are not subject to regulation by the IUB or the FERC.

        Refer to Note 2 for a discussion of the proposed merger involving Industries.

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

                                                   1997       1996
                                                    (in millions)

    Deferred income taxes (Note 1(d))        $     80.3   $      84.7
    Energy efficiency program costs (Note
       3(b))                                       59.4          61.1
    Environmental liabilities (Note 11(f))         42.9          46.3
    Employee pension and benefit costs
       (Note 7)                                    27.4          22.9
    Other                                           7.5          12.7
                                                   ----          ----
                                                  217.5         227.7
    Classified as "Current assets -
       regulatory assets"                          36.3          26.6
                                                   ----          ----
    Classified as "Other assets -
       regulatory assets"                    $    181.2   $     201.1
                                                   ====          ====


        Refer to the individual notes referenced above for a further discussion of certain items reflected in regulatory assets.

        If a portion of Utilities' operations becomes no longer subject to the provisions of SFAS 71, as a result of competitive restructuring or otherwise, a write-down of related regulatory assets would be required, unless some form of transition cost recovery is established by the appropriate regulatory body that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. In addition, Utilities would be required to determine any impairment to other assets and write-down such assets to their fair value.

        (d)  Income Taxes -

        Utilities follows the liability method of accounting for deferred income taxes, which requires the establishment of deferred tax assets and liabilities, as appropriate, for all temporary differences between the tax basis of assets and liabilities and the amounts reported in the financial statements. Deferred taxes are recorded using currently enacted tax rates.

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

        (f)  Depreciation of Utility Property, Plant and Equipment -

        Utilities uses the remaining life method of depreciation. The remaining life of the Duane Arnold Energy Center (DAEC), Utilities' nuclear generating facility, is based on the Nuclear Regulatory Commission
   (NRC) license life of 2014. The average rates of depreciation for electric and gas properties of Utilities, consistent with current rate making practices, were as follows:

                            1997        1996        1995

            Electric        3.5%        3.5%        3.4%
            Gas             3.5%        3.5%        3.5%

        (g)  Property, Plant and Equipment -

        Utility plant (other than acquisition adjustments of $28.1 million, net of accumulated amortization, recorded at cost) is recorded at original cost, which includes overhead and administrative costs and an allowance for funds used during construction (AFC). The AFC, which represents the cost during the construction period of funds used for construction purposes, is capitalized by Utilities as a component of the cost of utility plant. The amount of AFC applicable to debt funds and to other (equity) funds, a non-cash item, is computed in accordance with the prescribed FERC formula. The aggregate gross rates used by Utilities for 1997, 1996 and 1995 were 6.7%, 5.5% and 6.5%, respectively. These capitalized costs are recovered by Utilities in rates as the cost of the utility plant is depreciated.

        Other property, plant and equipment is recorded at original cost. Upon retirement or sale of other property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in "Miscellaneous, net" in the Consolidated Statements of Income. Normal repairs, maintenance and minor items of utility plant and other property, plant and equipment are expensed. Ordinary retirements of utility plant, including removal costs less salvage value, are charged to accumulated depreciation upon removal from utility plant accounts, and no gain or loss is recognized.

        (h)  Operating Revenues -

        Utilities accrues revenues for services rendered but unbilled at month-end in order to more properly match revenues with expenses.

        (i)  Adjustment Clauses -

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

        (j)  Accumulated Refueling Outage Provision -

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


   (2)  PROPOSED MERGER OF INDUSTRIES:

        On November 10, 1995, Industries, WPL Holdings, Inc. (WPLH) and Interstate Power Company (IPC) entered into an Agreement and Plan of Merger, as amended (Merger Agreement), providing for: a) IPC becoming a subsidiary of WPLH, and b) the merger of Industries with and into WPLH, which merger will result in the combination of Industries and WPLH as a single holding company (collectively, the Proposed Merger) and Industries will cease to exist. The new holding company will be named Interstate Energy Corporation (Merged Company). The Proposed Merger, which will be accounted for as a pooling of interests and is intended to be tax-free for federal income tax purposes, has been approved by the respective Boards of Directors, shareowners, state regulatory agencies and most of the federal regulatory agencies. It is still subject to approval by the Securities and Exchange Commission (SEC). The companies expect to receive SEC approval in the second quarter of 1998.

        The summary below contains selected unaudited pro forma financial data for the year ended December 31, 1997. The pro forma combined earnings per share reflect the issuance of shares associated with the exchange ratios discussed below.


                                                                                            PRO FORMA
                                        WPLH                                  PRO FORMA      COMBINED
                                   (as reported)   Industries      IPC        Adjustments   (Unaudited)

    Operating revenues                    $919.3        $930.7      $331.8        $118.8      $2,300.6
    Income from continuing
      operations                           $61.3         $66.3       $26.7           ---        $154.3
    Earnings per share from
      continuing operations
      (basic and diluted)                  $1.99         $2.18       $2.74           ---         $2.02
    Assets at December 31, 1997         $1,861.8      $2,457.2      $638.7        ($6.0)      $4,951.7
    Long-term obligations, net at
      December 31, 1997                   $526.0        $882.4      $195.9           ---      $1,604.3

        Under the terms of the Merger Agreement, the outstanding shares of WPLH's common stock will remain unchanged and outstanding as shares of the Merged Company's common stock, each outstanding share of Industries' common stock will be converted to 1.14 shares of the Merged Company's common stock, and each share of IPC common stock will be converted to 1.11 shares of the Merged Company's common stock. It is anticipated that the Merged Company will retain WPLH's common share dividend payment level as of the effective time of the merger. On January 16, 1998, the Board of Directors of WPLH declared a quarterly dividend of $0.50 per share. This represents an annual rate of $2.00 per share.

        WPLH is a holding company headquartered in Madison, Wisconsin, and is the parent company of Wisconsin Power and Light Company (WP&L) and Heartland Development Corporation (HDC). WP&L supplies electric and gas service to approximately 393,000 and 155,000 customers, respectively, in south and central Wisconsin. HDC and its principal subsidiaries are engaged in businesses in three major areas: environmental engineering and consulting, affordable housing and energy services. IPC, an operating public utility headquartered in Dubuque, Iowa, supplies electric and gas service to approximately 166,000 and 50,000 customers, respectively, in northeast Iowa, northwest Illinois and southern Minnesota.

        The Merged Company will be the parent company of Utilities, WP&L and IPC and will be registered under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The Merger Agreement provides that these operating utility companies will continue to operate as separate entities for a minimum of three years after the effective date of the Proposed Merger. In addition, the non-utility operations of Industries and WPLH will be combined shortly after the effective date of the Proposed Merger under one entity to manage the diversified operations of the Merged Company. The corporate headquarters of the Merged Company will be in Madison, Wisconsin.


   (3)  RATE MATTERS:

        (a)  Electric Price Announcements -

        In September 1997, Utilities agreed with the IUB to provide Iowa customers a four-year retail electric and gas price freeze commencing on the effective date of the Proposed Merger. The agreement excluded price changes due to government-mandated programs, such as energy efficiency cost recovery, or unforeseen dramatic changes in operations. In addition, the price freeze does not preclude a review by either the IUB or Office of Consumer Advocate (OCA) into whether Utilities is exceeding a reasonable return on common equity. In November 1997, as part of its approval of the Proposed Merger, FERC accepted a proposal by Utilities, WP&L, and IPC, which provides for a four-year freeze on wholesale electric prices beginning with the effective date of the Proposed Merger. Assuming capture of the anticipated merger-related synergies and no significant legislative or regulatory changes affecting Utilities, Utilities does not expect the merger-related electric and gas price freezes to have a material adverse effect on its financial position or results of operations.

        (b)  Energy Efficiency Cost Recovery -

        Under provisions of the IUB rules, Utilities is currently recovering
   the costs it has incurred for its energy efficiency programs.   There have
   been several cost recovery filings made and approved by the IUB over the course of the last few years. Generally, the costs incurred through July 1997 are being recovered over various four-year periods. The IUB commenced a rulemaking in January 1997 to implement statutory changes allowing concurrent recovery and a final order in this proceeding was issued in April 1997. The new rules allowed Utilities to begin concurrent recovery of its prospective expenditures on August 1, 1997. The implementation of these changes will gradually eliminate the regulatory asset that was created under the prior rate making mechanism as these costs are recovered.

        Utilities has the following amounts of energy efficiency costs included in regulatory assets on its Consolidated Balance Sheets (in thousands):

                                  Four-Year
                                   Recovery   December 31,     December 31,
                                  Beginning       1997             1996

    Costs incurred through 1993      6/95        $7,779          $12,834
    Costs incurred in 1994-1995      8/97        30,924           33,161
    Costs incurred from 1/1/96
      - 7/31/97                      8/97        19,847           15,087
    Under collection of
      concurrent recovery            N/A            850                -
                                                -------          -------
                                                $59,400          $61,082
                                                =======          =======


   (4)  LEASES:

        Utilities has a capital lease covering its 70% undivided interest in nuclear fuel purchased for the DAEC. Future purchases of fuel may also be added to the fuel lease. This lease provides for annual one-year extensions and Utilities intends to continue exercising such extensions. Interest costs under the lease are based on commercial paper costs incurred by the lessor. Utilities is responsible for the payment of taxes, maintenance, operating cost, risk of loss and insurance relating to the leased fuel.

        The lessor has a $45 million credit agreement with a bank supporting the nuclear fuel lease. The agreement continues on a year-to-year basis, unless either party provides at least a three-year notice of termination; no such notice of termination has been provided by either party.

        Annual nuclear fuel lease expenses include the cost of fuel, based on the quantity of heat produced for the generation of electric energy, plus the lessor's interest costs related to fuel in the reactor and administrative expenses. These expenses (included in "Fuel for production" in the Consolidated Statements of Income) for 1997, 1996 and 1995 were $16.6 million, $18.2 million and $18.0 million, respectively.

        Utilities' operating lease rental expenses for 1997, 1996 and 1995 were $7.9 million, $7.1 million and $9.0 million, respectively.

        Utilities' future minimum lease payments by year are as follows:

                                      Capital            Operating
    Year                               Lease               Leases
                                            (in thousands)

    1998                           $       13,472    $          5,765
    1999                                   13,431               4,036
    2000                                    8,646               2,289
    2001                                    3,232               1,718
    2002                                    1,582                  33
    Thereafter                                 52                 445
                                          -------             -------
                                           40,415    $         14,286
                                                              =======
    Less:  Amount representing
        interest                            3,684
    Present value of net minimum          -------
        capital lease payments     $       36,731
                                          =======


   (5)  UTILITY ACCOUNTS RECEIVABLE:

        Customer accounts receivable, including unbilled revenues, arise primarily from the sale of electricity and natural gas. At December 31, 1997, Utilities was serving a diversified base of residential, commercial and industrial customers consisting of approximately 339,000 electric and 178,000 gas customers and did not have any significant concentrations of credit risk.

        Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. Expenses related to the sale of receivables are paid to the financial organization under this contract and approximated a 5.96% annual rate during 1997. During 1997 and 1996, the monthly proceeds from the sale of accounts receivable averaged $65.0 million and $62.9 million, respectively. At December 31, 1997, $65.0 million of accounts receivable had been sold under the agreement.

        SFAS 125, issued by the FASB in 1996 and effective for 1997, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The accounting for Utilities' sale of accounts receivable agreement is impacted by this standard. As a result, the agreement was modified in the first quarter of 1997 to comply with the SFAS 125 requirements and thus the accounting and reporting for the sale of Utilities' receivables remains unchanged.


   (6)  INCOME TAXES:

        The components of federal and state income taxes for the years ended December 31, were as follows:

                                      1997        1996         1995
                                              (in millions)

    Current tax expense           $      58.3   $    35.3   $      33.5
    Deferred tax expense                (13.5)       10.4          10.3
    Amortization and adjustment
      of investment tax
      credits                            (2.6)       (2.6)         (2.7)
                                         ----        ----          ----
                                  $      42.2   $    43.1   $      41.1
                                         ====        ====          ====


        Utilities' overall effective income tax rates shown below for the years ended December 31, were computed by dividing total income tax expense by income before income taxes.

                                              1997         1996        1995

    Statutory federal income tax rate          35.0%       35.0%       35.0%
      State income taxes, net of federal
        benefit                                 7.0         6.9         5.9
      Effect of rate making on property
        related differences                     3.5         2.9         2.8
      Amortization of investment tax
        credits                                (2.6)       (2.5)       (2.7)
      Adjustment of prior period taxes         (1.4)       (3.3)       (0.1)
      Other items, net                          0.3         1.3         -
                                               ----        ----        ----
    Overall effective income tax rate          41.8%       40.3%       40.9%
                                               ====        ====        ====

        Utilities' accumulated deferred income taxes as set forth below in the Consolidated Balance Sheets at December 31, arise from the following temporary differences:

                                         1997            1996
                                            (in millions)

    Property related                 $       270    $        275
    Investment tax credit related            (23)            (24)
    Decommissioning related                  (16)            (15)
    Other                                      8              21
                                           -----           -----
                                     $       239    $        257
                                           =====           =====


   (7)  BENEFIT PLANS:

        (a)  Pension Plans -

        Utilities has two non-contributory pension plans that, collectively, cover substantially all of its employees. Plan benefits are generally based on years of service and compensation during the employees' latter years of employment. The projected unit credit actuarial cost method was used to compute pension cost and the accumulated and projected benefit obligations. Payments made from the pension funds to retired employees and beneficiaries during 1997 totaled $12.7 million for Utilities.

        Utilities' policy is to fund the pension cost at an amount that is at least equal to the minimum funding requirements mandated by the Employee Retirement Income Security Act (ERISA) and that does not exceed the maximum tax deductible amount for the year. Utilities has an investment policy governing asset allocation guidelines for its pension plans. The target ranges are as follows: 1) 37%-43% in large and mid-sized domestic company equity securities, 2) 7%-13% in foreign equity securities, 3) 7%- 13% in small domestic company equity securities, 4) 0-5% in real estate, and 5) the remainder in fixed income securities. As of December 31, 1997, the plans' investment mix was consistent with the policy guidelines.

        Pursuant to the provisions of SFAS 71, certain adjustments to Utilities' pension provision are necessary to reflect the accounting for pension costs allowed in its most recent rate cases.

        The components of the pension provision for the years ended December 31, were as follows:

                                       1997         1996         1995
                                               (in thousands)

    Service cost                $      5,432   $      5,439   $      4,721
    Interest cost on projected
      benefit obligation              14,075         12,435         11,577
    Assumed return on plans'
      assets                         (15,057)       (14,653)       (12,340)
    Early retirement benefits          3,814          4,498            -
    Net amortization                   1,486            885            260
                                     -------        -------        -------
    Pension cost                       9,750          8,604          4,218
    Adjustment to funding
      level                           (9,750)        (8,604)        (4,218)
                                     -------        -------        -------
    Total pension costs paid
      to the Trustee            $       -      $       -      $       -
                                     =======        =======        =======
    Actual return on plans'
       assets                    $    33,191   $     25,727   $     35,947
                                     =======        =======        =======


         During 1997 and 1996, Utilities incurred charges of $3.8 million and $4.5 million, respectively, related to early retirement programs. The 1996 costs were deferred for future recovery through the regulatory process.

         A reconciliation of the funded status of the plans to the amounts recognized in Utilities' Consolidated Balance Sheets at December 31, is presented below:

                                                  1997        1996
                                                    (in thousands)


    Fair market value of plans' assets       $  225,691     $  205,699
                                              ---------      ---------
    Actuarial present value of benefits
      rendered to date -
       Accumulated benefits based on
         compensation to date,
         including vested benefits of
         $151,148,000 and
         $125,983,000, respectively             163,354        137,772
       Additional benefits based on
         estimated future salary levels          42,730         41,589
                                                -------        -------
    Projected benefit obligation                206,084        179,361
                                                -------        -------
    Plans' assets in excess of projected
      benefit obligation                         19,607         26,338
    Remaining unrecognized net asset
      existing at January 1, 1987, being
      amortized over 20 years                    (2,642)        (3,124)
    Unrecognized prior service cost              20,130         15,195
    Unrecognized net gain                       (59,552)       (50,818)
                                                -------        -------
    Accrued pension cost recognized in the
        Consolidated Balance Sheets          $  (22,457)    $  (12,409)
                                                =======        =======
    Assumed rate of return, all plans             9.00%          9.00%
                                                =======        =======
    Weighted average discount rate of
       projected benefit
       obligation, all plans                      7.25%          7.50%
                                                =======        =======
    Assumed rate of increase in future
       compensation
       levels for the plans                       4.75%          4.75%
                                                =======        =======

        Utilities' employees also participate in defined contribution pension plans (401(k) plans) covering substantially all employees. Utilities' contributions to the plans, which are based on the participants' level of contribution, were $1.2 million, $1.5 million and $1.4 million in 1997, 1996 and 1995, respectively.

        (b)  Other Postemployment Benefit Plans -

        Utilities provides certain benefits to retirees (primarily health care benefits). The IUB adopted rules stating that postretirement benefits other than pensions will be included in Utilities' rates pursuant to the provisions of SFAS 106. The rules permit Utilities to amortize the transition obligation as of January 1, 1993, over 20 years and require that all amounts collected are to be funded into an external trust to pay benefits as they become due. The gas and electric portions of these costs are being recovered through rates beginning in 1993 and 1995, respectively, including amounts that were deferred by Utilities, pursuant to IUB rules, between when SFAS 106 was adopted and when recovery through rates began. The amounts deferred were being amortized as they were collected through rates over a three-year period and were fully amortized at December 31, 1997.

        Pursuant to the provisions of SFAS 71, certain adjustments to Utilities' other postretirement benefit provisions are necessary to reflect the accounting for other postretirement benefit costs allowed in its most recent rate cases.

        The components of postretirement benefit costs for the years ended December 31, were as follows:

                                          1997        1996        1995
                                                 (in thousands)

    Service cost                      $   1,459    $  1,714     $  1,227
    Interest cost on accumulated
     postretirement
     benefit obligation                   3,496       3,577        3,049
    Assumed return on plans' assets        (689)       (388)         (56)
    Net amortization of transition
     obligation and other                 1,929       1,987        1,822
    Amortized postretirement benefit
     costs                                1,506       1,863        2,220
    Costs billed to affiliate              -            -           (265)
    Regulatory recognition of
     incurred cost                          744          49       1,162
                                        -------     -------      -------
    Net postretirement benefit costs  $   8,445    $  8,802     $  9,159
                                        =======     =======      =======
    Actual return on plans' assets    $   2,601    $    945     $    273
                                        =======     =======      =======


        A reconciliation of the funded status of the plans to the amounts recognized in Utilities' Consolidated Balance Sheets at December 31, is presented below:

                                             1997        1996
                                               (in thousands)


    Fair market value of plans' assets  $   19,934    $    12,312
                                          --------      ---------
    Accumulated postretirement benefit
      obligation -
        Active employees not yet
         eligible                           21,227         17,990
        Active employees eligible            5,051          4,675
        Retirees                            24,487         25,300
    Total accumulated postretirement       -------        -------
      benefit obligation                    50,765         47,965
                                           -------        -------
    Accumulated postretirement benefit
      obligation in excess of plans'
      assets                               (30,831)       (35,653)
    Unrecognized transition obligation      29,082         31,020
    Unrecognized net gain                   (4,294)        (2,571)
                                           -------        -------
    Accrued postretirement benefit cost
      in the Consolidated Balance
      Sheets                            $   (6,043)   $    (7,204)
                                           =======        =======
    Assumed rate of return                   9.00%          9.00%
                                           =======        =======
    Weighted average discount rate of
      accumulated postretirement
      benefit obligation                     7.25%          7.50%
                                           =======        =======
    Medical trend on paid charges:
       Initial trend rate                    8.00%          9.00%
                                           =======        =======
       Ultimate trend rate                   6.50%          6.50%
                                           =======        =======

        The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefit costs. A 1% change in the medical trend rates, holding all other assumptions constant, would have changed the 1997 service and interest cost for Utilities by $1.0 million (21%) and the accumulated postretirement benefit obligation for Utilities at December 31, 1997, by $8.6 million (17%).


   (8)  PREFERRED AND PREFERENCE STOCK:

        Utilities has 466,406 shares of Cumulative Preferred Stock, $50 par value, authorized for issuance at December 31, 1997, of which the 6.10%, 4.80% and 4.30% Series had 100,000, 146,406 and 120,000 shares, respectively, outstanding at both December 31, 1997 and 1996. These shares are redeemable at the option of Utilities upon 30 days notice at $51.00, $50.25 and $51.00 per share, respectively, plus accrued dividends. In addition, there are 700,000 shares of Utilities Cumulative Preference Stock ($100 par value) authorized for issuance, of which none were outstanding at December 31, 1997.

   (9)  DEBT:

        (a)  Long-Term Debt -

        In August 1997, Utilities issued $135 million of 6.625% Senior Debentures, due 2009. The proceeds from these debentures were used to reduce Utilities' short-term borrowings.

        Utilities repaid at maturity $8 million of 6.125% First Mortgage Bonds during the second quarter of 1997.

        Also in the second quarter of 1997, Utilities issued $55 million of Collateral Trust Bonds, 6.875%, due 2007. Holders thereof may elect to have their Collateral Trust Bonds redeemed, in whole but not in part, on May 1, 2002, at 100% of the principal amount thereof, plus accrued interest. The proceeds from the Collateral Trust Bonds were used to refinance $15 million of Series L, 7.875% First Mortgage Bonds, $30 million of Series M, 7.625% First Mortgage Bonds and $10 million of 7.375% First Mortgage Bonds.

        Utilities' Indentures and Deeds of Trust securing its First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property. Utilities' Indenture and Deed of Trust securing its Collateral Trust Bonds constitutes a second lien on substantially all tangible public utility property while First Mortgage Bonds remain outstanding.

        Debt maturities (excluding sinking fund requirements, which Utilities intends to meet by pledging additional property under the terms of its Indentures and Deeds of Trust) for 1998-2002 are $0.1 million, $50.1 million, $51.7 million, $82.1 million and $1.1 million, respectively. Depending on market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities.

   (b)  Short-Term Debt -

        At December 31, 1997, Utilities had bank lines of credit aggregating $41.1 million. Utilities was using $11.1 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. From time to time, Utilities may borrow from banks and other financial institutions in lieu of commercial paper, and has agreements with several financial institutions for such borrowings. There are no commitment fees associated with these agreements and there were no borrowings outstanding under these agreements at December 31, 1997. Information regarding short-term debt is as follows (dollars in thousands):

                                        1997         1996          1995

    As of end of year -
      Commercial paper outstanding   $      -     $ 110,000     $ 101,000
      Notes payable outstanding             -        25,000             -
      Weighted average interest
        rate on commercial paper          N/A         5.70%         5.81%
      Weighted average interest
        rate on notes payable             N/A         6.28%           N/A

    For the year ended -
      Maximum month-end amount
        of short-term debt           $158,000     $ 145,000     $ 132,000
      Average daily amount
        outstanding                    88,419       120,112        79,159
      Weighted average interest
        rate                            5.58%         5.52%         5.97%


   (10) FAIR VALUE OF FINANCIAL INSTRUMENTS:

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

        Current Assets and Current Liabilities - The carrying amount approximates fair value because of the short maturities of these financial instruments.

        Nuclear Decommissioning Trust Funds - The carrying amount represents the fair value of these trust funds, as reported by the trustee. The balance of the "Nuclear decommissioning trust funds" as shown in the Consolidated Balance Sheets included $19.3 million and $9.4 million of unrealized gains at December 31, 1997 and December 31, 1996, respectively, on the investments held in the trust funds. The accumulated reserve for decommissioning costs was adjusted by a corresponding amount.

        Cumulative Preferred Stock of Utilities - Based upon the market yield of similar securities and quoted market prices.

        Long-Term Debt - Based upon the market yield of similar securities and quoted market prices.

        The following table presents the carrying amount and estimated fair value of certain financial instruments as of December 31 (in millions):

                                             1997                 1996
                                Carrying     Fair       Carrying     Fair
                                  Value      Value       Value       Value

    Nuclear decommissioning
      trust funds             $      78   $    78    $      59    $    59
    Cumulative preferred
      stock                          18        13           18         12
    Long-term debt, including
      current portion               655       678          528        538

        Since Utilities is subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of its financial instruments may not be realized by Utilities' shareowner.


   (11) COMMITMENTS AND CONTINGENCIES:

        (a)  Construction and Acquisition Program -

        Utilities' construction and acquisition program anticipates expenditures of approximately $124 million for 1998. Substantial commitments have been made in connection with these expenditures.

        (b)  Purchased Power, Coal and Natural Gas Contracts -

        Utilities has entered into purchased power capacity and coal contracts and its minimum commitments are as follows (dollars in millions and tons in thousands):

                   Purchased Power                Coal
                 Dollars     Mw's         Dollars     Tons

    1998        $  4.3     82 - 184    $     62.6       4,176
    1999           3.3      1 - 101          15.5         874
    2000           0.3            1          13.6         762
    2001           0.3            1          13.6         751
    2002           0.3            1             -           -


        Utilities has several purchased power contracts for the annual six-month summer season and thus the minimum and maximum of the noted range represent the power purchased during the winter and summer seasons, respectively. Utilities expects to supplement its coal contracts with spot market purchases to fulfill its future fossil fuel needs.

        Utilities also has various natural gas supply, transportation and storage contracts outstanding. The gas supply commitments are all index based and the minimum dekatherm commitments, in thousands, for 1998-2002 are 20,250, 8,341, 5,742, 3,574 and 3,574, respectively. The minimum transportation and storage commitments for 1998-2002, in thousands, are $29,604, $27,111, $14,650, $10,550 and $10,550, respectively. Utilities expects to supplement its natural gas supply with spot market purchases as needed.

        (c)  Information Technology Services -

        Utilities entered into an agreement, expiring in 2004, with Electronic Data Systems Corporation (EDS) for information technology services. Utilities' anticipated operating and capital expenditures under the agreement for 1998 are estimated to total approximately $15.2 million. Future costs under the agreement are variable and are dependent upon Utilities' level of usage of technological services from EDS.

        (d)  Financial Guarantees -

        Utilities has financial guarantees amounting to $18.4 million outstanding at December 31, 1997, which are not reflected in the consolidated financial statements. Such guarantees were generally issued to support third-party borrowing arrangements and similar transactions. Utilities believes that the likelihood of material cash payments by Utilities under these agreements is remote.

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

        Utilities is a member of Nuclear Electric Insurance Limited (NEIL). NEIL provides $1.9 billion of insurance coverage on certain property losses at DAEC for property damage, decontamination and premature decommissioning. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair and premature decommissioning. NEIL also provides separate coverage for additional expense incurred during certain outages. Owners of nuclear generating stations insured through NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. NEIL's accumulated reserve funds are currently sufficient to more than cover its exposure in the event of a single incident under the primary and excess property damage or additional expense coverages. However, Utilities could be assessed annually a maximum of $2.9 million for NEIL primary property, $4.3 million for NEIL excess property and $0.9 million for NEIL additional expenses if losses exceed the accumulated reserve funds. Utilities is not aware of any losses that it believes are likely to result in an assessment.

        In the unlikely event of a catastrophic loss at DAEC, the amount of insurance available may not be adequate to cover property damage, decontamination and premature decommissioning. Uninsured losses, to the extent not recovered through rates, would be borne by Utilities and could have a material adverse effect on Utilities' financial position and results of operations.

        (f)  Environmental Liabilities -

        Utilities has recorded environmental liabilities of approximately $42 million in its Consolidated Balance Sheets at December 31, 1997. Utilities' significant environmental liabilities are discussed below.


             Manufactured Gas Plant (MGP) Sites

        Utilities has current or previous ownership interest in properties previously associated with the production of gas at 34 MGP sites for which they may be liable for investigation, remediation and monitoring costs relating to the sites. Utilities is working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sites in order to protect public health and the environment. Utilities believes that it has completed the remediaton at various sites, although it is still in the process of obtaining final approval from the applicable environmental agencies for these sites.

        Utilities has recorded an environmental liability of $33.2 million at December 31, 1997, related to the MGP sites; such amounts are based on the best current estimate of the amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed and the minimum of the estimated cost range for those sites where the investigation is in its
   earlier stages.   Utilities currently estimates the range of additional
   costs to be incurred for the investigation, remediation and monitoring of the sites to be approximately $23 million to $51 million. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known.

        While the IUB does not allow for the deferral of MGP-related costs, it has permitted Utilities to recover its prudently incurred costs. As a result, a regulatory asset of $33.2 million has been recorded by Utilities at December 31, 1997 which reflects the probable future rate recovery. Considering the current rate treatment, and assuming no material change therein, Utilities believes that the clean-up costs incurred for these MGP sites will not have a material adverse effect on its financial position or results of operations.

        In April 1996, Utilities filed a lawsuit against certain of its insurance carriers seeking reimbursement for its MGP-related costs. Settlement discussions are proceeding with its insurance carriers regarding the recovery of these costs. Settlement has been reached with
   sixteen carriers.   Utilities is continuing its pursuit of additional
   recoveries. Amounts received from insurance carriers are being deferred by Utilities pending a determination of the regulatory treatment of such recoveries. Utilities is unable to predict the amount of any additional insurance recoveries it may realize.

             National Energy Policy Act of 1992

        The National Energy Policy Act of 1992 require owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases. Utilities is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. Utilities' 70% share of the future assessment at December 31, 1997, was $8.9 million and has been recorded as a liability with a related regulatory asset for the unrecovered amount.

        (g)  Air Quality Issues -

        The Clean Air Act Amendments of 1990 (Act) require emission reductions of sulfur dioxide (SO2), nitrogen oxides (NOx) and other air pollutants to achieve reductions of atmospheric chemicals believed to cause acid rain. Utilities has met the provisions of Phase I of the Act and is in the process of meeting the requirements of Phase II of the Act
   (effective in the year 2000).   The Act also governs SO2 allowances, which
   are defined as an authorization for an owner to emit one ton of SO2 into the atmosphere. Utilities is reviewing its options to ensure it will have sufficient allowances to offset its emissions in the future. Utilities believes that the potential costs of complying with these provisions of Title IV of the Act will not have a material adverse impact on its financial position or results of operations.

        The Act and other federal laws also require the United States Environmental Protection Agency (EPA) to study and regulate, if necessary, additional issues that potentially affect the electric utility industry, including emissions relating to ozone transport, mercury and particulate control as well as modifications to the polychlorinated biphenyl (PCB) rules. In July 1997, the EPA issued final rules that would tighten the National Ambient Air Quality Standards (NAAQS) for ozone and particulate matter emissions. Utilities is currently reviewing the rules to determine what impact they may have on its operations.

        In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling method suggested that the Cedar Rapids area could be classified as "nonattainment" for the NAAQS standards established for SO2. The worst-case modeling suggested that two of Utilities' generating facilities contributed to the modeled exceedences. As a result of exceedences at a monitor near one of Utilities' generating facilities, the EPA issued a letter to the Iowa Governor's office directing the state to develop a plan of action. In this regard, Utilities entered into a consent order with the Iowa Department of Natural Resources (IDNR) in the third quarter of 1997 on this issue. Utilities agreed to limit the SO2 emissions from the two noted generating facilities and to install a new stack (potential aggregate capital cost of up to $2.5 million over the
   next two years) at one of the facilities.   The IDNR approved the consent
   order in the fourth quarter of 1997 and it is expected to be approved by the EPA in the first or second quarter of 1998.

        Pursuant to a routine internal review of documents, Utilities determined that certain changes undertaken during previous years at one of its generating facilities may have required a federal Prevention of Significant Deterioration (PSD) permit. Utilities initiated discussions with its regulators on the matter, resulting in the submittal of a PSD permit application in February 1997. Utilities expects to receive the permit in the first or second quarter of 1998. Utilities may be subject to a penalty for not having obtained the permit previously; however, Utilities believes that any likely actions resulting from this matter will not have a material adverse effect on its financial position or results of operation.

        Pursuant to a separate routine internal review of plant operations, Utilities determined that certain permit limits were exceeded in 1997 at one of its generating facilities in Cedar Rapids. Utilities has initiated discussions with its regulators on the matter and has proposed a compliance plan which contemplates operational changes. In addition, Utilities will be submitting a PSD permit application in the second quarter of 1998. Utilities may be subject to a penalty for exceeding permit limits established for this facility; however, management believes that any likely actions resulting from this matter will not have a material adverse effect on Utilities' financial position or results of operations.

        (h)  Spent Nuclear Fuel -

        The Nuclear Waste Policy Act of 1982 (NWPA) assigned responsibility to the U.S. Department of Energy (DOE) to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. Utilities entered into such contract and has made the agreed payments to the Nuclear Waste Fund (NWF) held by the U.S. Treasury. Utilities has since been notified by the DOE that it was not able to begin acceptance of spent nuclear fuel by January 31, 1998. Furthermore, DOE has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010 with the possibility of further delay being likely. Utilities is evaluating and pursuing multiple options including litigation and legislation to protect its customers and its contractual and statutory rights that are diminished by delays in the DOE program.

        The NWPA assigns responsibility for interim storage of spent nuclear fuel to generators of such spent nuclear fuel, such as Utilities. In accordance with this responsibility, Utilities has been storing spent nuclear fuel on site at DAEC since plant operations began. DAEC has current on-site capability to store spent fuel until 2001. Utilities is currently reviewing its options to expand on-site storage capability. To provide assurance that both the operating and post-shutdown storage needs are satisfied, a combination of expanding the capacity of the existing fuel pool and construction of a dry cask modular facility are being contemplated. Legislation is being considered on the federal level to provide for the establishment of an interim storage facility as early as 2002.

        (i)  Decommissioning of the DAEC -

        Pursuant to the most recent electric rate case order, the IUB allows Utilities to recover $6.0 million annually for the cost to decommission the DAEC. Decommissioning expense is included in "Depreciation and amortization" in the Consolidated Statements of Income and the cumulative amount is included in "Accumulated depreciation" in the Consolidated Balance Sheets to the extent recovered through rates. The current recovery figures are based on the following assumptions: 1) cost to decommission the DAEC of $252.8 million, which is Utilities' 70% portion in 1993 dollars, based on the NRC minimum formula (which exceeds the amount in the current site-specific study completed in 1994); 2) inflation of 4.91% annually through 1997; 3) the prompt dismantling and removal method of decommissioning, which is assumed to begin in the year 2014; 4) monthly funding of all future collections into external trust funds and funded on a tax-qualified basis to the extent possible; and 5) an average after-tax return of 6.82% for all external investments. All of these assumptions are subject to change in future regulatory proceedings. At December 31, 1997, Utilities had $77.9 million invested in external decommissioning trust funds as indicated in the Consolidated Balance Sheets, and also had an internal decommissioning reserve of $21.7 million recorded as accumulated depreciation. Earnings on the external trust funds, which were $2.7 million in 1997, are recorded as interest income and a corresponding interest expense payable to the funds is recorded.
   The earnings accumulate in the external trust fund balances and in accumulated depreciation on utility plant. See the section "Other Matters-Accounting for Obligations Associated with the Retirement of Long-Lived Assets" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of potential changes in current electric utility industry accounting practices for nuclear power plant decommissioning.

        (j)  Legal Proceedings -

        Utilities is involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Although unable to predict the outcome of these matters, Utilities believes that appropriate liabilities have been established and final disposition of these actions will not have a material adverse effect on its financial position or results of operations.


   (12) JOINTLY-OWNED ELECTRIC UTILITY PLANT:

        Under joint ownership agreements with other Iowa utilities, Utilities has undivided ownership interests in jointly-owned electric generating stations and related transmission facilities. Each of the respective owners is responsible for the financing of its portion of the construction costs. Kilowatt-hour generation and operating expenses are divided on the same basis as ownership with each owner reflecting its respective costs in its Statements of Income. Information relative to Utilities' ownership interest in these facilities at December 31, 1997 is as follows:

                                                   Ottumwa        Neal
                                      DAEC         Unit 1        Unit 3
                                    (Nuclear)      (Coal)        (Coal)
                                            ($ in millions)

    Utility plant in service    $      500.6   $      191.6   $       60.8
                                       =====          =====          =====
    Accumulated depreciation    $      230.8   $       96.6   $       30.6
                                       =====          =====          =====
    Construction work in
      progress                  $        2.8   $          -   $        0.1
                                       =====          =====          =====
    Plant capacity - Mw                  520            716            515
                                       =====          =====          =====
    Percent ownership                    70%            48%            28%
                                       =====          =====          =====
    In-service date                     1974           1981           1975
                                       =====          =====          =====


   (13) SEGMENTS OF BUSINESS:

        The principal business segments of Utilities are the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas. Certain financial information relating to Utilities' significant segments of business is presented below:

                                       Year Ended December 31
                                    1997        1996           1995
                                           (in thousands)
    Operating results:
      Revenues -
        Electric                $  604,270    $  574,273    $   560,471
        Gas                        183,517       160,864        137,292

      Operating income -
        Electric                   138,151       133,768        131,505
        Gas                         12,961        17,526          9,509

    Other information:
      Depreciation and
       amortization -
        Electric                    81,129        77,578         72,487
        Gas                          7,018         6,200          6,176

      Construction and
       acquisition
       expenditures -
        Electric                    89,400       115,929        108,902
        Gas                         15,293        12,981          9,368

      Assets -
        Identifiable assets -
          Electric               1,441,940     1,438,370      1,395,666
          Gas                      211,659       205,680        192,045
                                 ---------     ---------      ---------
                                 1,653,599     1,644,050      1,587,711
        Other corporate assets     133,228       134,560        120,924
                                 ---------     ---------      ---------
           Total consolidated
            assets              $1,786,827    $1,778,610    $ 1,708,635
                                 =========     =========      =========

   Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

        None.


                                    PART III


   Item 10.  Directors and Executive Officers of the Registrant

        Information regarding the directors and executive officers of IES Utilities Inc. (Utilities) is set forth below.

   Directors of IES Utilities Inc.

   C.R.S. Anderson Principal Occupation: Director of IES Industries Inc.
                   (Industries).
                   Age:  70
                   Served as director of Industries since 1991 and was first elected to the Iowa Southern Utilities Company board in 1978.

   Other Information: Mr. Anderson is the retired Chairman of the Board of Industries after serving in that position following the merger of IE Industries Inc. (IEI) and Iowa Southern Inc. (ISI). Prior to the merger of IEI and ISI, Mr. Anderson was Chairman and President of Iowa Southern Inc., and had served in various positions at Iowa Southern Utilities Company since 1956. He is a past chairman of the Missouri Valley Electric Association and the Iowa Association of Business and Industry; and a former director of IMG Bond Accumulation Fund, IMG Stock Accumulation Fund, Midwest Gas Association and the Iowa Business Development Credit Corporation.

   J. Wayne Bevis  Principal Occupation:  Retired as Vice Chairman of Pella
                   Corporation (a window and door manufacturing company), Pella, Iowa on December 31, 1997.
                   Age:  63
                   Served as director of Industries since 1991 and was first elected to the IE Industries Inc. and Iowa Electric Light and Power Company (IELP) boards in 1987.

   Other Information: He had served in various positions at Pella Corporation since 1973 and had been a director of Pella Corporation since 1975.

  Lee Liu Principal Occupation: Chairman of the Board and Chief Executive Officer of Industries and Utilities.
                   Age:  64
                   Served as director of Industries since 1991 and was first elected to the Iowa Electric Light and Power Company board in 1981.

   Other Information: Mr. Liu has held a number of professional, management and executive positions after joining Iowa Electric Light and Power Company (IELP) (later known as Utilities) in 1957. He is a director of HON Industries Inc., an office equipment manufacturer in Muscatine, Iowa; McLeodUSA Inc., a telecommunications company in Cedar Rapids, Iowa; Principal Financial Group, an insurance company in Des Moines, Iowa; and Eastman Chemical Company, a diversified chemical company in Kingsport, Tennessee. He also serves as a trustee for Mercy Medical Center, a hospital in Cedar Rapids, Iowa and is a member of University of Iowa College of Business Board of Visitors.

   Jack R. Newman  Principal Occupation: Partner of Morgan, Lewis & Bockius,
                   an international law firm based in Washington, D.C.
                   Age:  64
                   Served as director of Industries and Utilities since 1994.

   Other Information: Mr. Newman has been engaged in private practice since 1967 and has been a partner of Morgan, Lewis & Bockius since December 1, 1994. Prior to joining Morgan, Lewis & Bockius, he was a partner in the law firms Newman & Holtzinger and Newman, Bouknight & Edgar. He has served as nuclear legal counsel to Utilities since 1968. He advises a number of utility companies on nuclear power matters, including many European and Asian companies. Mr. Newman is a member of the Bar of the State of New York, the Bar Association of the District of Columbia, the Association of the Bar of the City of New York, the Federal Bar Association and the Lawyers Committee of the Edison Electric Institute.

   Robert D. Ray   Principal Occupation:  Retired President and Chief
                   Executive Officer of IASD Health Services Inc. (formerly
                   Blue Cross and Blue Shield of Iowa, Western Iowa and
                   South Dakota), an insurance firm in Des Moines, Iowa.
                   Age:  69
                   Served as director of Industries since 1991 and was first elected to the IE Industries Inc. and IELP boards in 1987.

   Other Information: Mr. Ray served as Governor of the State of Iowa for fourteen years, and was the United States Delegate to the United Nations in 1984. He is a director of the Maytag Company, an appliance manufacturer in Newton, Iowa. He also serves as Chairman of the National Leadership Commission on Health Care Reform and the National Advisory Committee on Rural Health Care. Mr. Ray is Chairman of the Board of Governors, Drake University, Des Moines, Iowa, and a member of the Iowa Business Council. Mr. Ray served as Interim Mayor of Des Moines, Iowa in 1997.

   David Q. Reed   Principal Occupation:  Independent practitioner of law in
                   Kansas City, Missouri.
                   Age:  66
                   Served as director of Industries since 1991 and was first elected to the Iowa Electric Light and Power Company board in 1967.

   Other Information: Mr. Reed has been engaged in the private practice of law since 1960. He is a member of the American Bar Association, the Association of Trial Lawyers of America, the Missouri Association of Trial Lawyers, the Missouri Bar and the Kansas City Metropolitan Bar
   Association.

   Henry Royer     Principal Occupation:  Resigned as President and Chief
                   Executive Officer of River City Bank in Sacramento,
                   California on December 31, 1997.
                   Age:  66
                   Served as director of Industries since 1991 and was first elected to the Iowa Electric Light and Power Company board in 1984.

   Other Information: Mr. Royer is a director of CRST, Inc., a trucking company in Cedar Rapids, Iowa, a trustee of Berthel Investment Trust and has served on numerous Cedar Rapids community organization boards.

   Robert W. Schlutz Principal Occupation:  President of Schlutz
                     Enterprises, a diversified farming and retailing business in Columbus Junction, Iowa.
                     Age:  62
                     Served as director of Industries since 1991 and was first elected to the Iowa Southern Inc. board in 1989.

   Other Information: Mr. Schlutz is a director of PM Agri-Nutritional Group Inc., an animal health business in St. Louis, Missouri, and the Iowa Foundation for Agricultural Advancement. Mr. Schlutz is President of the Iowa State Fair Board and member of various community organizations. He also served on the National Advisory Council for the Kentucky Fried Chicken Corporation. He is a past Chairman of the Environmental Protection Commission for the State of Iowa.

   Anthony R. Weiler Principal Occupation:  Senior Vice President,
                     Merchandising, for Heilig-Meyers Company, a national furniture retailer in Richmond, Virginia.
                     Age:  61
                     Served as director of Industries since 1991 and was first elected to the Iowa Southern Utilities Company board in 1979.

   Other Information: Mr. Weiler was previously Chairman and Chief Executive Officer of Chittenden & Eastman Company, a national manufacturer of mattresses in Burlington, Iowa. He was employed by Chittenden & Eastman in various management positions from 1960 to 1995. Mr. Weiler is Chairman of the National Home Furnishings Association and a director of the Retail Home Furnishings Foundation. He is a trustee of NHFA Insurance and a past director of the Burlington Area Development Corporation, the Burlington Area Chamber of Commerce and various community organizations.

   Executive Officers of IES Utilities Inc.
   (figures following the names represent the officer's age as of December 31, 1997)

     Lee Liu, 64, Chairman of the Board & Chief Executive Officer. First elected officer in 1975.

     Larry D. Root, 61, President & Chief Operating Officer. Re-elected officer in 1996. (i)

     Thomas M. Walker, 50, Executive Vice President & Chief Financial Officer. First elected officer in 1996. (ii)

     John F. Franz, Jr., 58, Vice President, Nuclear. First elected officer in 1992.

     Harold W. Rehrauer, 60, Vice President, Field Operations. First elected officer in 1987.

     Stephen W. Southwick, 51, Vice President, General Counsel & Secretary. First elected officer in 1982.

     Philip D. Ward, 57, Vice President, Generation. First elected officer in 1990.

     John E. Ebright, 54, Controller & Chief Accounting Officer. First elected officer in 1996. (iii)

     Dennis B. Vass, 48, Treasurer.  First elected officer in 1995.

     Officers are elected annually by the Board of Directors and each of the officers named above, except Larry D. Root, Thomas M. Walker and John E. Ebright, has been employed by Utilities as an officer or in other responsible positions at such company for at least five years. There are no family relationships among these officers or among the officers and directors. There are no arrangements or understandings with respect to election of any person as an officer.

     (i) Larry D. Root, who retired in 1995, was re-elected as President & Chief Operating Officer of Utilities effective November 6, 1996. Mr. Root was first elected as an officer in 1979.

     (ii) Thomas M. Walker was elected Executive Vice President & Chief Financial Officer of Utilities effective December 16, 1996. Prior to joining Utilities in December 1996, he was employed from 1990 - 1995 by Information Resources, Inc. as Executive Vice President, Chief Financial and Administrative Officer and Member of the Board of Directors.

     (iii) John E. Ebright was elected Controller & Chief Accounting Officer of Utilities effective July 8, 1996. Prior to joining Utilities in July 1996, he was employed by MidCon Corp., a subsidiary of Occidental Petroleum Corporation, as Vice President and Controller from 1987 to 1996.

   Item 11.  Executive Compensation

                     Executive Officers' Compensation Table

        The following Executive Officers' Compensation Table sets forth the total compensation paid by Industries and its subsidiaries for all services rendered during 1997, 1996, and 1995 to the Chief Executive Officer and the four other most highly compensated executive officers of Utilities or its subsidiaries at December 31, 1997 and to James E. Hoffman who would have been among the four most highly compensated executive officers if he had been employed by Utilities on December 31, 1997. Mr. Hoffman currently serves as Executive Vice President of Industries.

                                                                                  Long-Term
                                          Annual Compensation                   Compensation
                                                                     Other       Restricted
                                                                    Annual          Stock       All Other
     Name and Principal Position    Year    Salary     Bonus 1  Compensation 2     Awards 3   Compensation 4

    Lee Liu                         1997    $400,000   $189,000          $5,956     $176,391         $13,277
    Chairman of the Board and       1996     380,000    175,000           2,578      253,475          13,956
    Chief Executive Officer         1995     340,000    142,800           1,588      176,645          13,507

    Larry D. Root                   1997     336,000          -           1,164            -               -
    President and Chief             1996      50,909          -             813            -         252,000
    Operating Officer               1995     220,822     62,606             566            -         208,038

    James E. Hoffman                1997     232,200     62,694               -       35,462             847
    Executive Vice President -      1996     226,467     58,050               -      101,879             823
    Industries                      1995      89,583    206,500          51,523      143,125             324

    Thomas M. Walker                1997     230,000     62,100          38,138            -           2,367
    Executive Vice President        1996       9,583          -               -       30,000             119
    and Chief Financial Officer     1995

    John F. Franz, Jr.              1997     175,862     34,965           3,288       32,642           5,360
    Vice President, Nuclear         1996     155,083     40,000           1,028       39,930           5,338
                                    1995     144,050     25,213             418       41,993           4,893

    Harold W. Rehrauer              1997     144,000     28,067           2,781       26,191           5,522
    Vice President, Field           1996     129,667     23,625           1,056       34,222           4,374
    Operations                      1995     119,000     19,992             677       24,732           4,030

   ___________________

   1  The bonuses represent plan year awards from the Management Incentive
   Compensation Plan. The amount reported as bonus for Mr. Hoffman in 1995 also includes a one-time payment of $185,000 when he commenced employment.

   2  Other Annual Compensation for 1997 consists of:  Earnings from the Key
   Employee Deferred Compensation Plan in excess of 120% of the applicable federal long-term rate provided under Section 1274(d) of the Internal
   Revenue Code: Mr. Liu - $5,956, Mr. Root - $1,164, Mr. Franz - $3,288 and
   Mr. Rehrauer - $2,781; Relocation expense reimbursement: Mr. Walker -
   $38,138. Also included in 1995 are relocation expense reimbursements for Mr. Hoffman of $51,523.

   3 Awards of restricted stock of Industries have been made since June 1, 1988, with one-third of each year's award being restricted for one year, one-third being restricted for two years, and one-third being restricted for three years. The shares of restricted stock reflected in this table subject to such three-year vesting schedule are as follows: Mr. Liu -
   5,004 shares awarded for 1997, 8,703 shares awarded for 1996 and 6,171 shares awarded for 1995; Mr. Hoffman - 1,006 shares awarded for 1997, 3,498 shares awarded for 1996 and 5,000 shares awarded for 1995; Mr.
   Walker - 1,000 shares awarded for 1996; Mr. Franz - 926 shares awarded for 1997, 1,371 shares awarded for 1996 and 1,467 shares awarded for 1995 and Mr. Rehrauer - 743 shares awarded for 1997, 1,175 shares awarded for 1996 and 864 shares awarded for 1995. Restricted stock is considered outstanding upon award date and dividends are paid to the eligible officers on these shares while restricted. The amounts shown in the table above represent the value of the awards based upon closing price of Industries'
   Common Stock on the award date. The award date is usually in the calendar year following the plan year. At December 31, 1997, the following listed officers had restricted stock for which restrictions had not lapsed as follows (values based on December 31, 1997 closing price for Industries'
   Common Stock): Mr. Liu - 20,592 shares valued at $758,043; Mr. Hoffman -
   7,838 shares valued at $288,536; Mr. Walker - 667 shares valued at $24,554;
   Mr. Franz - 13,735 shares valued at $505,620; Mr. Rehrauer - 2,882 shares valued at $106,094. No stock options or stock appreciation rights have been awarded to Mr. Liu , Mr. Root, Mr. Hoffman, Mr. Walker, Mr. Franz or
   Mr. Rehrauer.

   4 All Other Compensation for 1997 consists of: matching contributions to 401(k) plan, Mr. Liu - $3,800, Mr. Franz - $2,677, Mr. Rehrauer - $2,212;
   Life insurance coverage in excess of $50,000: Mr. Liu - $9,477, Mr.
   Hoffman - $847, Mr. Walker - $2,367, Mr. Franz - $2,683 and Mr. Rehrauer -
   $3,310. The 1996 amount for Mr. Root includes consulting fees of $249,989. The 1995 amount for Mr. Root includes severance costs of $200,660.

                            Compensation of Directors

        In 1997, non-employee directors of Utilities received fees of $12,000 per year, 300 shares of common stock of Industries plus $700 per Board meeting or Committee meeting attended. If a Committee meeting is the same day as a meeting of the Board of Directors as a whole or if a Committee meeting is held by telephone conference, each participating non-employee director receives $350, one-half the regular Committee meeting fee. In addition, non-employee directors serving as chairman of a Committee receive an annual fee of $1,500 for serving in such capacity. Directors who are officers do not receive any fees for attendance at Board meetings or meetings of Committees of which they are members.

        Under the Director Retirement Plan, a retirement or death benefit is provided to directors, including directors who are employees, in an amount equal to 80% of the annual director's fee. Such amount is payable annually, based upon length of service, to directors who have served at least four years, for a maximum period of eight years.

        Compensation Committee Interlocks and Insider Participation:  See Item
   13. "Certain Relationships and Related Transactions" regarding services provided by Mr. Newman's legal firm, Morgan, Lewis & Bockius.

        A business travel accident insurance policy is provided to the Board of Directors at an annual cost of $10 per director. No director received any payments under such policy in 1997.

                                      PLANS

      Pension Plan: Industries, Utilities and the Cedar Rapids and Iowa City Railway Company have non-contributory retirement plans covering employees who have at least one year of accredited service. Directors who are not officers do not participate in the plan. Maximum annual benefits payable at age 65 to participants who retire at age 65, calculated on the basis of straight life annuity, are illustrated in the following table:


                               PENSION PLAN TABLE

   Average of Highest Annual     Estimated Maximum Annual Retirement Benefits
    Salary (Remuneration)              Based on Service Years of Service
     for 3 Consecutive
    Years of the last 10      15        20      25       30       35

     125,000                 26,869  35,828   44,784   53,741   62,697
     150,000                 32,683  43,576   54,471   65,366   76,259
     175,000                 35,913  48,282   60,650   73,019   85,388
     200,000                 40,038  54,282   68,525   82,769   97,013
     225,000                 44,163  60,282   76,400   92,519  108,638
     250,000                 44,818  61,235   77,652   94,068  110,485
     300,000                 44,818  61,235   77,652   94,068  110,485
     400,000                 44,818  61,235   77,652   94,068  110,485
     450,000                 44,818  61,235   77,652   94,068  110,485
     500,000                 44,818  61,235   77,652   94,068  110,485

      For 1997, $125,000 was the maximum benefits allowable under the retirement plans prescribed by Section 415 of the Internal Revenue Code.

      With respect to the officers named in the Executive Officer's Compensation Table, the remuneration for retirement plan purposes would be substantially the same as that shown as "Salary." As of December 31, 1997, the officers had accredited years of service for the retirement plan as follows: Lee Liu, 40 years; Larry D. Root, 27 years; James E. Hoffman, 2 years; Thomas M. Walker, 1 year; John F. Franz, Jr., 6 years; Harold W. Rehrauer, 25 years.

        Supplemental Retirement Plan: Industries has a non-qualified Supplemental Retirement Plan (SRP) for eligible officers of Industries and Utilities, including Messrs. Liu, Hoffman, Walker, Franz and Rehrauer.
   The plan provides for payment of supplemental retirement benefits equal to 69% of the officer's base salary in effect at the date of retirement, reduced by benefits receivable under the qualified retirement plan, for a period not to exceed 18 years following the date of retirement. In the event of the death of the officer following retirement, similar payments reduced by the joint and survivor annuity of the qualified retirement plan will be made to his or her designated beneficiary (surviving spouse or dependent children), if any, for a period not to exceed 12 years from the date of the officer's retirement. Thus, if an officer died 12 years after retirement, no payment to the beneficiary would be made. Death benefits are provided on the same basis to a designated beneficiary for a period not to exceed 12 years from the date of death should the officer die prior to retirement. The Supplemental Retirement Plan further provides that if, at the time of the death of an officer, the officer is entitled to receive, is receiving, or has received supplemental retirement benefits by virtue of having taken retirement, a death benefit shall be paid to the officer's designated beneficiary or to the officer's estate in an amount equal to 100% of the officer's annual salary in effect at the date of retirement. Under certain circumstances, an officer who takes early retirement will be entitled to reduced benefits under the Supplemental Retirement Plan. The Supplemental Retirement Plan also provides for benefits in the event an officer becomes disabled under the terms of the qualified retirement plan. Life insurance policies on the participants have been purchased sufficient in amount to finance actuarially all future liabilities under the Supplemental Retirement Plan. The Supplemental Retirement Plan has been designed so that if the assumptions made as to mortality, experience, policy dividends, tax credits and other factors are realized, all life insurance premium payments will be recovered over the life of the Supplemental Retirement Plan.

        The following table shows the estimated annual benefits payable under the Supplemental Retirement Plan equal to 69% of the officer's base salary in effect at the date of retirement:

                      Supplemental Retirement Plan Payments
                                 69% SRP Benefit

                                      Years of Service
      Annual Salary      15        20        25        30        35
      125,000        59,381    50,422    41,466    32,509    23,553
      150,000        70,817    59,924    49,029    38,134    27,241
      175,000        84,837    72,468    60,100    47,731    35,362
      200,000        97,962    83,718    69,475    55,231    40,987
      225,000       111,087    94,968    78,850    62,731    46,612
      250,000       127,682   111,265    94,848    78,432    62,015
      300,000       162,182   145,765   129,348   112,932    96,515
      400,000       231,182   214,765   198,348   181,932   165,515
      450,000       265,682   249,265   232,848   216,432   200,015
      500,000       300,182   283,765   267,348   250,932   234,515

        Mr. Liu has elected to continue under the supplemental retirement agreement previously provided to him which provides for payment of benefits equal to 75% of his base salary, for a period not to exceed 15 years following the date of retirement, and payment to the surviving spouse or dependent children for a period not to exceed 15 years following the date of retirement.

        The following table shows the estimated annual benefits payable under the Supplemental Retirement Plan equal to 75% of the officer's base salary in effect at the date of retirement:


                      Supplemental Retirement Plan Payments
                                 75% SRP Benefit


                                   Years of Service
     Annual Salary        15        20        25        30        35

     125,000          66,881    57,922    48,966    40,009    31,053
     150,000          79,817    68,924    58,029    47,134    36,241
     175,000          95,337    82,968    70,600    58,231    45,862
     200,000         109,962    95,718    81,475    67,231    52,987
     225,000         124,587   108,468    92,350    76,231    60,112
     250,000         142,682   126,265   109,848    93,432    77,015
     300,000         180,182   163,765   147,348   130,932   114,515
     400,000         255,182   238,765   222,348   205,932   189,515
     450,000         292,682   276,265   259,848   243,432   227,015
     500,000         330,182   313,765   297,348   280,932   264,515

        Executive Guaranty Plan: The Board has approved an Executive Guaranty Plan (the Guarantee Plan) for officers of Industries and its principal subsidiary, Utilities. The purpose of the Guaranty Plan is to promote flexibility in financial planning of participating officers and to provide an inducement to new officers in order to retain and attract the best possible executive management team. Under the Guaranty Plan, loans are guaranteed within defined limits, based on salary level and years of service made to participating officers for various specified purposes, including real estate acquisitions and purchases of Industries' Common Stock. As of December 31, 1997, there were no guarantees outstanding.

        Executive Change of Control Agreements: Fourteen executives, including Messrs. Liu, Hoffman, Walker, Franz and Rehrauer have severance agreements with Industries. The severance agreements run for terms of one year (three years in the case of Mr. Liu), subject to automatic renewal unless either party gives notice of non-renewal to the other party at least 60 days prior to the annual renewal date. Each agreement provides for salary continuation and certain other benefits in the event the covered executive is terminated within a three-year period following a change of control. For these purposes, a change of control is as described in Restated Articles of Incorporation of Industries and, in addition, will be deemed to have occurred, if following a merger, consolidation or reorganization, the owners of the capital stock entitled to vote in the election of directors prior to the transaction own less than 75% of the resulting entity's voting stock or during any period of two consecutive years, individuals who, at the beginning of such period constitute the Board of Directors of the parent company, cease for any reason to constitute at least a majority of the Board of Directors of any successor organization. Accordingly, the merger involving Industries, WPL Holdings, Inc. and Interstate Power Company (the "Proposed Merger") will constitute a change of control for purposes of each of the severance agreements. Specifically, the agreements provide that following termination of a covered executive's employment except for just cause, death, retirement, disability or voluntary resignation (other than resignation for "good cause"), the executive's salary will be continued, at a level equal to his/her salary just prior to termination for a period ranging from eighteen to thirty-six months (depending upon the executive involved and, in certain cases, his/her length of service). Additionally, certain benefits will be continued during the applicable severance period, including life and health insurance, and the executive will continue to receive annual incentive award payments equal to the average annual incentive awards paid to executives of the same or comparable designation during the three years prior to the change of control. In the event the executive dies during the severance period, the salary and benefit payments described above shall be payable during the remainder of the term to the executive's surviving spouse or his/her estate. The executive will also become immediately vested and entitled to receive awards of restricted stock or other rights granted to the executive under the Long-Term Incentive Plan. With respect to a covered executive who is age 56 or older at the time of the change of control or under age 56 and has ten or more full years of service at the time of the Change of Control, the severance agreement further provides that the change of control will cause the executive to become fully vested in his/her Supplemental Retirement
   Plan benefit, and that if the executive is terminated within three years following the change of control, he/she will be able to commence his/her Supplemental Retirement Plan benefit payments on the earlier of the date he/she attains age 65 or the date salary continuation payments cease under his/her severance agreements. Certain amendments were made to the existing severance agreements in 1996. The amendments to the severance agreement for Mr. Liu provide, among other things, that during the applicable severance period Mr. Liu will be entitled to receive payments equal to the average value of both the long-term and the annual incentive awards received by executives of the same or comparable designation during the three years prior to the change of control. In addition, the amendments for all covered executives provide reimbursement, in an amount not to exceed 15% of the executive's base salary, for outplacement services and legal fees incurred by the executive in connection with his/her termination, and also provide severance benefits in the event of certain employment terminations within 180 days prior to a change of control.

        The provisions of the severance agreement covering Mr. Liu have been incorporated into the employment agreement to be executed between Mr. Liu and Interstate Energy Corporation in connection with the Proposed Merger ("Merger Employment Agreement"). After the effective time of the Proposed Merger, Mr. Liu's Merger Employment Agreement will supersede his existing severance agreement.

        These agreements are intended to employ key executives who can approach major business decisions objectively and without concern for their personal situations.

                              EMPLOYMENT AGREEMENT

        IE Industries Inc. and Iowa Electric Light and Power Company, the predecessor companies of Industries and Utilities, entered into an employment agreement ("Employment Agreement") with Lee Liu, which became effective July 1, 1991. The Employment Agreement provides that Mr. Liu shall be employed as President, Chief Executive Officer and Chairman of the Executive Committee of Industries and as Chief Executive Officer and Chairman of Utilities from July 1, 1991 until April 1995, which period shall be automatically extended unless at least six months prior to any expiration thereof either Industries or Utilities or Mr. Liu shall give notice that they do not wish to extend such time (the "Period of Employment"). To date, neither party has given such notice. The Employment Agreement also provides that he shall become Chairman of the Board at such time as C.R.S. Anderson ceases to serve in such position. This occurred on July 1, 1993. The Employment Agreement provides that Mr. Liu shall provide consulting services for three years (the "Period of Consulting") after the conclusion of the Period of Employment.

        During the Period of Employment, Mr. Liu will be paid a base annual salary of at least $275,000, and will be entitled to participate in all incentive compensation plans applicable to the positions he holds and all retirement and employee welfare benefit plans. During the Period of Employment, Mr. Liu's incentive compensation shall be at least equal to that paid to the Chairman of the Board of Industries.

        If Mr. Liu's employment is terminated without his consent during the Period of Employment for other than an unremedied material breach or just cause or by his resignation if such resignation occurs after Industries fails to cause him to be employed in or elected to the positions specified in the Employment Agreement or after a material diminution in his duties, responsibilities or status, then Mr. Liu shall be entitled to an amount equal to the sum of his base annual salary as of the date of termination plus his average incentive compensation during the three years immediately preceding the date of termination multiplied by the number of years (and fractions thereof) then remaining in the Period of Employment. Mr. Liu also would be entitled to continued insurance coverages and an amount equal to the then present value of the actuarially determined difference between the aggregate retirement benefits actually to be received by him as of the date of termination and those that would have been received by him had he continued to be employed at the base salary in effect at termination through the expiration of the Period of Employment. All his shares of restricted stock would also vest at that time.

        During the Period of Consulting, Mr. Liu will make himself available for up to 30 days per year, report to the Chief Executive Officers of Industries and will earn an annual consulting fee equal to 13.33% of his highest annual base salary during his Period of Employment. If Mr. Liu's consulting services are terminated for reasons other than material breach or just cause, he will be entitled to a lump sum payment equal to the amount of the consulting fee he would otherwise have earned during the Period of Consulting.

        The Merger Employment Agreement which Mr. Liu will enter into with Interstate Energy in connection with the Proposed Merger will supersede the Employment Agreement described above.

        Industries entered into an Employment Agreement (Agreement) with Larry D. Root on November 6, 1996. The Agreement provides that Mr. Root shall be employed as President of Industries and Utilities from November
   7, 1996 to the earlier of the effective date of the Proposed Merger or May 5, 1998. During the period of employment, Mr. Root will be paid a base salary of $28,000 per month.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management

        All outstanding common stock of Utilities is held by its parent.

        Set forth below is certain information with respect to beneficial ownership of the Common Stock of Industries as of March 1, 1998, by each current director, certain executive officers and by all current directors and executive officers of Industries and Utilities as a group.

                                            Amount and Nature   Percent of
   Name of Beneficial Owner                   of Beneficial      Class (1)
                                              Ownership (1)
   C.R.S. Anderson . . . . . . . . . . . .       20,300              *
   J. Wayne Bevis  . . . . . . . . . . . .        1,800              *
   John F. Franz, Jr.  . . . . . . . . . .       17,068              *
   James E. Hoffman  . . . . . . . . . . .       10,265              *
   Lee Liu . . . . . . . . . . . . . . . .       43,515              *
   Jack R. Newman  . . . . . . . . . . . .        1,300              *
   Robert D. Ray . . . . . . . . . . . . .        2,800              *
   David Q. Reed . . . . . . . . . . . . .        5,302              *
   Harold W. Rehrauer  . . . . . . . . . .        9,953              *
   Larry D. Root . . . . . . . . . . . . .       17,733              *
   Henry Royer . . . . . . . . . . . . . .        8,887              *
   Robert W. Schlutz . . . . . . . . . . .        3,135              *
   Thomas M. Walker  . . . . . . . . . . .        1,000              *
   Anthony R. Weiler . . . . . . . . . . .        4,037              *
   All Executive Officers and Directors
   of Industries and Utilities as a
   group (19 persons)  . . . . . . . . . .      170,272              *
   _____________________________________

   * Less than one percent of the total outstanding shares of Industries' Common Stock.

   (1) Includes ownership of shares by family members even though beneficial ownership of such shares may be disclaimed.

   Item 13.  Certain Relationships and Related Transactions

        Director Jack R. Newman serves as legal counsel to Utilities on nuclear issues. Mr. Newman's firm, Morgan, Lewis & Bockius has also provided legal services to Industries and Utilities related to the Proposed Merger.

                                     PART IV


   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


   (a)  1.   Financial Statements   (Included in Part II of this report) -

                                                                Page
                         Description                           Number

    Report of Independent Public Accountants                     30

    Consolidated Statements of Income
    for the years ended December 31, 1997, 1996 and 1995         31

    Consolidated Statements of Retained Earnings
    for the years ended December 31, 1997, 1996 and 1995         31

    Consolidated Balance Sheets
    at December 31, 1997 and 1996                             32 - 33

    Consolidated Statements of Capitalization
    at December 31, 1997 and 1996                                34

    Consolidated Statements of Cash Flows
    for the years ended December 31, 1997, 1996 and 1995         35

    Notes to Consolidated Financial Statements                36 - 53

   (a)  2.   Financial Statement Schedules  (Included in Part IV of this report) -

             Schedule II -  Valuation and Qualifying Accounts and Reserves
                            for the years ended December 31, 1997, 1996 and
                            1995                                           70

             Other schedules are omitted as not required under Rules of Regulation S-X


   (a)  3.   Exhibits Required by Securities and Exchange Commission
             Regulation S-K -

   The Exhibits designated by an asterisk are filed herewith and all other Exhibits as stated to be filed are incorporated herein by reference.

   Exhibit

      2(a) Agreement and Plan of Merger, dated as of November 10, 1995, as amended, by and among WPL Holdings, Inc., IES Industries Inc., Interstate Power Company, WPLH Acquisition Co. and Interstate Power Company (Filed as Exhibit 2.1 to Industries' Joint Proxy Statement, dated July 11, 1996).

      2(b) Amendment No. 2 to Agreement and Plan of Merger, as amended, dated August 16, 1996, by and among IES Industries Inc., WPL Holdings, Inc., Interstate Power Company, WPLH Acquisition Co. and Interstate Power Company (Filed as Annex 1 to the Supplement to the Joint Proxy Statement of WPL Holdings, Inc., IES Industries Inc. and Interstate Power Company, dated August 21,
             1996).

      2(c) Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among WPL Holdings, Inc. and IES Industries Inc. (Filed as Exhibit 2.2 to Industries' Current Report on Form 8-K, dated November 10,
             1995).

      2(d) Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among WPL Holdings, Inc. and Interstate Power Company. (Filed as Exhibit
             2.3 to Industries' Current Report on Form 8-K, dated November 10, 1995).

      2(e) Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among IES Industries Inc. and WPL Holdings, Inc. (Filed as Exhibit 2.4 to Industries' Current Report on Form 8-K, dated November 10,
             1995).

      2(f) Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among IES Industries Inc. and Interstate Power Company. (Filed as Exhibit
             2.5 to Industries' Current Report on Form 8-K, dated November 10, 1995).

      2(g) Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among Interstate Power Company and WPL Holdings, Inc. (Filed as
             Exhibit 2.6 to Industries' Current Report on Form 8-K, dated November 10, 1995).

      2(h) Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among Interstate Power Company and IES Industries Inc. (Filed as
             Exhibit 2.7 to Industries' Current Report on Form 8-K, dated November 10, 1995).

      3(a) Articles of Incorporation of IES Utilities Inc. (Utilities), Amended and Restated as of January 6, 1994 (Filed as Exhibit 4(b) to Utilities Current Report on Form 8-K, dated January 7,
             1994).

      3(b)   Bylaws of Utilities, as amended February 4, 1997. (Filed as
             Exhibit 3(d) to Industries' Form 10-K for the year 1997 (File No. 1-9187)).

      4(a) Indenture of Mortgage and Deed of Trust, dated as of September 1, 1993, between Utilities (formerly Iowa Electric Light and Power Company (IE)) and The First National Bank of Chicago, as Trustee (Mortgage) (Filed as Exhibit 4(c) to IE's Form 10-Q for the quarter ended September 30, 1993).

      4(b)   Supplemental Indentures to the Mortgage:

                                       IE/Utilities/Industries
         Number         Dated as of         File Reference      Exhibit

       First         October 1, 1993     Form 10-Q, 11/12/93      4(d)
       Second        November 1, 1993    Form 10-Q, 11/12/93      4(e)
       Third         March 1, 1995       Form 10-Q,  5/12/95      4(b)
       Fourth        September 1, 1996   Form 8-K,   9/19/96      4(c)(i)
       Fifth         April 1, 1997       Form 10-Q,  5/14/97      4(a)

      4(c) Indenture of Mortgage and Deed of Trust, dated as of August 1, 1940, between Utilities (formerly IE) and The First National Bank of Chicago, Trustee (1940 Indenture) (Filed as Exhibit 2(a) to IE's Registration Statement, File No. 2-25347).

       4(d)  Supplemental Indentures to the 1940 Indenture:


     Number          Dated as of       IE/Utilities File     Exhibit
                                          Reference

    First            March 1, 1941       2-25347                2(a)
    Second           July 15, 1942       2-25347                2(a)
    Third            August 2, 1943      2-25347                2(a)
    Fourth           August 10, 1944     2-25347                2(a)
    Fifth            November 10, 1944   2-25347                2(a)
    Sixth            August 8, 1945      2-25347                2(a)
    Seventh          July 1, 1946        2-25347                2(a)
    Eighth           July 1, 1947        2-25347                2(a)
    Ninth            December 15, 1948   2-25347                2(a)
    Tenth            November 1, 1949    2-25347                2(a)
    Eleventh         November 10, 1950   2-25347                2(a)
    Twelfth          October 1, 1951     2-25347                2(a)
    Thirteenth       March 1, 1952       2-25347                2(a)
    Fourteenth       November 5, 1952    2-25347                2(a)
    Fifteenth        February 1, 1953    2-25347                2(a)
    Sixteenth        May 1, 1953         2-25347                2(a)
    Seventeenth      November 3, 1953    2-25347                2(a)
    Eighteenth       November 8, 1954    2-25347                2(a)
    Nineteenth       January 1, 1955     2-25347                2(a)
    Twentieth        November 1, 1955    2-25347                2(a)
    Twenty-first     November 9, 1956    2-25347                2(a)
    Twenty-second    November 6, 1957    2-25347                2(a)
    Twenty-third     November 4, 1958    2-25347                2(a)
    Twenty-fourth    November 3, 1959    2-25347                2(a)
    Twenty-fifth     November 1, 1960    2-25347                2(a)
    Twenty-sixth     January 1, 1961     2-25347                2(a)
    Twenty-seventh   November 7, 1961    2-25347                2(a)
    Twenty-eighth    November 6, 1962    2-25347                2(a)
    Twenty-ninth     November 5, 1963    2-25347                2(a)
    Thirtieth        November 4, 1964    2-25347                2(a)
    Thirty-first     November 2, 1965    2-25347                2(a)
    Thirty-second    September 1, 1966   Form 10-K, 1966        4.10
    Thirty-third     November 30, 1966   Form 10-K, 1966        4.10
    Thirty-fourth    November 7, 1967    Form 10-K, 1967        4.10
    Thirty-fifth     November 5, 1968    Form 10-K, 1968        4.10
    Thirty-sixth     November 1, 1969    Form 10-K, 1969        4.10
    Thirty-seventh   December 1, 1970    Form 8-K, 12/70        1
    Thirty-eighth    November 2, 1971    2-43131                2(g)
    Thirty-ninth     May 1, 1972         Form 8-K, 5/72         1
    Fortieth         November 7, 1972    2-56078                2(i)
    Forty-first      November 7, 1973    2-56078                2(j)
    Forty-second     September 10, 1974  2-56078                2(k)
    Forty-third      November 5, 1975    2-56078                2(l)
    Forty-fourth     July 1, 1976        Form 8-K, 7/76         1
    Forty-fifth      November 1, 1976    Form 8-K, 12/76        1
    Forty-sixth      December 1, 1977    2-60040                2(o)
    Forty-seventh    November 1, 1978    Form 10-Q, 6/30/79     1
    Forty-eighth     December 1, 1979    Form S-16, 2-65996     2(q)
    Forty-ninth      November 1, 1981    Form 10-Q, 3/31/82     2
    Fiftieth         December 1, 1980    Form 10-K, 1981        4(s)
    Fifty-first      December 1, 1982    Form 10-K, 1982        4(t)
    Fifty-second     December 1, 1983    Form 10-K, 1983        4(u)
    Fifty-third      December 1, 1984    Form 10-K, 1984        4(v)
    Fifty-fourth     March 1, 1985       Form 10-K, 1984        4(w)
    Fifty-fifth      March 1, 1988       Form 10-Q, 5/12/88     4(b)
    Fifty-sixth      October 1, 1988     Form 10-Q, 11/10/88    4(c)
    Fifty-seventh    May 1, 1991         Form 10-Q, 8/13/91     4(d)
    Fifty-eighth     March 1, 1992       Form 10-K, 1991        4(c)
    Fifty-ninth      October 1, 1993     Form 10-Q, 11/12/93    4(a)
    Sixtieth         November 1, 1993    Form 10-Q, 11/12/93    4(b)
    Sixty-first      March 1, 1995       Form 10-Q, 5/12/95     4(a)
    Sixty-second     September 1, 1996   Form 8-K, 9/19/96      4(f)
    Sixty-third      April 1, 1997       Form 10-Q, 5/14/97     4(b)

       4(e) Indenture or Deed of Trust dated as of February 1, 1923, between Utilities (successor to Iowa Southern Utilities Company (IS) as result of merger of IS and IE) and The Northern Trust Company (The First National Bank of Chicago, successor) and Harold H. Rockwell (Richard D. Manella, successor), as Trustees (1923 Indenture) (Filed as Exhibit B-1 to File No. 2-1719).

       4(f)  Supplemental Indentures to the 1923 Indenture:

        Dated as of              File          Exhibit
                               Reference

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

        4(g) Indenture (For Unsecured Subordinated Debt Securities), dated as of December 1, 1995, between Utilities and The First National Bank of Chicago, as Trustee (Subordinated Indenture) (Filed as
             Exhibit 4(i) to Utilities' Amendment No. 1 to Registration Statement, File No. 33-62259).


        4(h) Indenture (For Senior Unsecured Debt Securities), dated as of
             August 1, 1997, between Utilities and The First National Bank of Chicago, as Trustee. (Filed as Exhibit 4(j) to Utilities' Registration Statement, File No. 333-32097).

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

   Management Contracts and/or Compensatory Plans (Exhibits 10(h) through
   10(u))

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

      10(i) Management Incentive Compensation Plan. (Filed as Exhibit 10(m) to Industries' Form 10-K for the year 1987).

      10(j) Key Employee Deferred Compensation Plan. (Filed as Exhibit 10(n) to Industries' Form 10-K for the year 1987).

      10(k) Long-Term Incentive Plan. (Filed as Exhibit A to Industries' Proxy Statement dated March 20, 1995).

      10(l) Executive Guaranty Plan. (Filed as Exhibit 10(p) to Industries' Form 10-K for the year 1987).

      10(m)  Executive Change of Control Severance Agreement - CEO (Filed as
             Exhibit 10(a) to Industries' Form 10-Q for the quarter ended September 30, 1996 (File No. 1-9187)).

      10(n) Executive Change of Control Severance Agreement - Vice Presidents (Filed as Exhibit 10(b) to Industries' Form 10-Q for the quarter ended September 30, 1996 (File No. 1-9187)).

      10(o) Executive Change of Control Severance Agreement - Other Officers (Filed as Exhibit 10(c) to Industries' Form 10-Q for the quarter ended September 30, 1996 (File No. 1-9187)).

      10(p) Amendments to Key Employee Deferred Compensation Agreement for Directors. (Filed as Exhibit 10(u) to Industries' Form 10-Q for the quarter ended March 31, 1990).

      10(q) Amendments to Key Employee Deferred Compensation Agreement for Key Employees. (Filed as Exhibit 10(v) to Industries' Form 10-Q for the quarter ended March 31, 1990).

      10(r)  Amendments to Management Incentive Compensation Plan.  (Filed as
             Exhibit 10(y) to Industries' Form 10-Q for the quarter ended March 31, 1990).

      10(s) Director Retirement Plan. (Filed as Exhibit 10(b) to Industries' Form 10-Q for the quarter ended June 30, 1997 (File No. 1-9187)).

      10(t) IES Utilities Inc. Grantor Trust for Deferred Compensation Agreements. (Filed as Exhibit 10(f) to Industries' Form 10-Q for the quarter ended September 30, 1997 (File No. 1-9187)).

      10(u) IES Utilities Inc. Grantor Trust for Supplemental Retirement Agreements. (Filed as Exhibit 10(g) to Industries' Form 10-Q for the quarter ended September 30, 1997 (File No. 1-9187)).

      10(v) Receivables Purchase and Sale Agreement dated as of June 30, 1989, as Amended and Restated as of February 28, 1997, among IES Utilities Inc. (as Seller) and CIESCO L.P. (as the Investor) and Citicorp North America, Inc. (as Agent). (Filed as Exhibit 10(a) to Industries' Form 10-Q for the quarter ended March 31, 1997 (File No. 1-9187)).

      10(w) Guaranty (IES Utilities Trust No. 1994-A) from IES Utilities Inc., dated as of June 29, 1994. (Filed as Exhibit 10(b) to Utilities' Form 10-Q for the quarter ended June 30, 1994 (File No. 0-4117-1)).

      10(x) Copy of Coal Supply Agreement, dated July 27, 1977, between IS and Sunoco Energy Development Co. (former parent of Cordero Mining Co.), and letter memorandum thereto, dated October 29, 1984, relating to the purchase of coal supplies for the fuel requirements at the Ottumwa Generating Station. (Filed as Exhibit 10-A-4 to File No. 33-3995).

   *  27     Financial Data Schedule

    Note: Pursuant to (b)(4)(iii)(A) of Item 601 of Regulation S-K,
          Utilities has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt that has not been registered if the total amount of securities authorized thereunder does not exceed 10% of total assets of Utilities but hereby agrees to furnish to the Commission on request any such instruments.


    (b)      Reports on Form 8-K for IES Utilities Inc. -

             None.

                               IES UTILITIES INC.

           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



          Column A                       Column B         Column E

                                          Balance         Balance
        Description                      January 1      December 31
                                               (in thousands)

   VALUATION AND QUALIFYING ACCOUNTS WHICH ARE DEDUCTED IN THE BALANCE SHEET FROM THE ASSETS TO WHICH THEY APPLY:

   Accumulated Provision for
     Uncollectible Accounts:

      Year ended December 31, 1997      $      757       $      854
                                         =========        =========
      Year ended December 31, 1996      $      676       $      757
                                         =========        =========
      Year ended December 31, 1995      $      650       $      676
                                         =========        =========

   Note: The above provisions relate to various customer, notes and other receivable balances included in several line items on the Company's Consolidated Balance Sheets.


   OTHER RESERVES:

   Accumulated Provision for Rate Refunds
      Year ended December 31, 1997      $     -          $     -
                                         =========        =========
      Year ended December 31, 1996      $      106       $     -
                                         =========        =========
      Year ended December 31, 1995      $     -          $      106
                                         =========        =========

   Accumulated Provision for Merchandise Warranty, Property
   Insurance, Injuries and Damages, Workmen's Compensation and Other Miscellaneous Claims

      Year ended December 31, 1997       $   2,694        $   3,508
                                          ========         ========
      Year ended December 31, 1996       $   2,876        $   2,694
                                          ========         ========
      Year ended December 31, 1995       $   2,516        $   2,876
                                          ========         ========

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 1998.

                      IES UTILITIES INC.

                      By: /s/ Lee Liu
                         Lee Liu
                         Chairman of the Board & Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March 1998.

   /s/ Lee Liu               Chairman of the Board & Chief Executive Officer
   Lee Liu                   (Principal Executive Officer)


   /s/ Thomas M. Walker      Executive Vice President & Chief Financial
   Thomas M. Walker          Officer (Principal Financial Officer)


   /s/ John E. Ebright       Controller & Chief Accounting Officer (Principal
   John E. Ebright           Accounting Officer)



                          Director                               Director
   C.R.S. Anderson                     J. Wayne Bevis


   /s/ Jack R. Newman     Director     /s/ Robert D. Ray         Director
   Jack R. Newman                      Robert D. Ray


   /s/ David Q. Reed      Director                               Director
   David Q. Reed                       Henry Royer


   /s/ Robert W. Schlutz  Director     /s/ Anthony R. Weiler     Director
   Robert W. Schlutz                   Anthony R. Weiler