Form 10-Q
period 1998-03-31
IES UTILITIES INC
filed 1998-05-15
CIK 52485

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1998

                                    or

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from ______ to _______


                       Name of Registrant, State of
                       Incorporation,                           IRS Employer
    Commission         Address of Principal Executive         Identification
    File Number        Offices and Telephone Number                   Number

    0-4117-1           IES UTILITIES INC.                         42-0331370
                       (an Iowa corporation)
                       Alliant Tower
                       Cedar Rapids, Iowa  52401
                       Telephone (319)398-4411


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past (90)
   days.  Yes   X      No _____

   Number of shares outstanding for each class of common stock as of April 30, 1998:


    Common Stock, $2.50 par value,
    13,370,788 shares (all of which
    are owned beneficially and of
    record by Interstate Energy
    Corporation)

                                   CONTENTS

                                                                   Page
    Part I.    Financial Information

              Item 1.  Consolidated Financial Statements


                       Consolidated Statements of Income for the
                       Three Months Ended
                       March 31, 1998 and 1997                       4

                       Consolidated Balance Sheets as of March 31,
                       1998 and December 31, 1997                    5

                       Consolidated Statements of Cash Flows for
                       the Three Months Ended
                       March 31, 1998 and 1997                       7

                       Notes to Consolidated Financial Statements    8

             Item 2.   Management's Discussion and Analysis of
                       Financial Condition and
                       Results of Operations                         9

             Item 3.   Quantitative and Qualitative Disclosures
                       About Market Risk                            20


             Part II. Other Information                             21

             Item 1.  Legal Proceedings                             21

             Item 6.  Exhibits and Reports on Form 8-K              21

                      Signatures                                    22

                               IES UTILITIES INC.



                         PART I - FINANCIAL INFORMATION



                   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



                                       IES UTILITIES INC.
                         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                  For the Three Months Ended
                                                           March 31,
                                                      1998              1997
                                                         (in thousands)

    Operating revenues:
      Electric utility                               $140,649         $137,286
      Gas utility                                      60,395           81,428
      Other                                             7,234            7,684
                                                     --------         --------
                                                      208,278          226,398
                                                     --------         --------
    Operating expenses:

      Electric and steam production fuels              30,649           29,881
      Purchased power                                  11,049           18,673
      Cost of gas sold                                 37,657           60,791
      Other operation                                  47,002           36,296
      Maintenance                                      10,991           12,806
      Depreciation and amortization                    24,335           23,470
      Taxes other than income taxes                    12,306           11,893
                                                     --------         --------
                                                      173,989          193,810
                                                     --------         --------
    Operating income                                   34,289           32,588
                                                     --------         --------
    Interest expense and other:
      Interest expense                                 13,075           12,306
      Allowance for funds used during construction       (765)            (394)
      Miscellaneous, net                                  279             (420)
                                                      -------         --------
                                                       12,589           11,492
                                                      -------         --------
    Income before income taxes                         21,700           21,096
                                                      -------         --------
    Income taxes                                       10,040            9,245
                                                      --------        --------
    Net income                                         11,660           11,851
                                                      --------         --------
    Preferred dividend requirements                       229              229
                                                      --------         --------
    Earnings available for common stock               $11,431          $11,622
                                                      ========         ========


    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                       IES UTILITIES INC.
                  CONSOLIDATED BALANCE SHEETS

                                                     March 31,
                                                        1998       December 31,
    ASSETS                                           (Unaudited)       1997
                                                     (in thousands, except
                                                           share amounts)
    Property, plant and equipment:

      Utility -

        Plant in service -
          Electric                                  $2,080,462       $2,072,866
          Gas                                          188,069          187,098
          Steam                                         55,374           55,374
          Other                                         90,679           90,342
                                                     ---------       ----------
                                                     2,414,584        2,405,680
        Less - Accumulated depreciation              1,140,992        1,115,261
                                                     ---------       ----------
                                                     1,273,592        1,290,419

        Construction work in progress                  49,008            38,923
        Leased nuclear fuel, net of amortization       33,761            36,731
                                                     --------        ----------
                                                     1,356,361        1,366,073

      Other property, plant and equipment, net
        of accumulated depreciation and
        amortization of $1,774 and
        $1,709, respectively                             5,696            5,762
                                                     ---------        ---------
                                                     1,362,057        1,371,835
                                                     ---------        ---------
    Current assets:

      Cash and temporary cash investments               42,276              230
      Accounts receivable:
        Customer, less allowance for doubtful
          accounts of $632 and $630, respectively       24,368           29,259
        Other, less allowance for doubtful accounts
          of $276 and $224, respectively                12,237           10,142
      Production fuel, at average cost                  10,382           10,579
      Materials and supplies, at average cost           24,225           22,976
      Gas stored underground, at average cost            6,683           17,192
      Regulatory assets                                 34,930           36,330
      Prepayments and other                              7,451           11,680
                                                     ---------        ---------
                                                       162,552          138,388
                                                     ---------        ---------
    Investments:
      Nuclear decommissioning trust funds               80,476           77,882
      Other                                              5,370            5,167
                                                     ---------        ---------
                                                        85,846           83,049
                                                     ---------        ---------
    Other assets:
      Regulatory assets                                174,076          181,162
      Deferred charges and other                        11,850           12,393
                                                     ---------        ---------
                                                       185,926          193,555
                                                     ---------        ---------
                                                    $1,796,381       $1,786,827
                                                     =========        =========
 CAPITALIZATION AND LIABILITIES

 Capitalization:

      Common stock - par value $2.50 per share -
        authorized 24,000,000 shares;
        13,370,788 shares outstanding                 $33,427           $33,427
      Additional paid-in capital                      279,042           279,042
      Retained earnings                               230,647           233,216
                                                     --------         ---------
        Total common equity                           543,116           545,685
      Cumulative preferred stock, not
        mandatorily redeemable - par value
        $50 per share - authorized 466,406
        shares; 366,406 shares outstanding             18,320            18,320
      Long-term debt (excluding current portion)      601,915           651,848
                                                     --------         ---------
                                                    1,163,351         1,215,853
                                                    ---------         ---------
  Current liabilities:
      Capital lease obligations                        13,115            13,183
      Maturities and sinking funds                     50,140               140
      Accounts payable                                 49,931            63,282
      Dividends payable                                14,229               229
      Accrued payroll and vacations                     8,870             7,615
      Accrued interest                                 12,234            12,230
      Accrued taxes                                    73,531            58,996
      Accumulated refueling outage provision           11,905            10,606
      Environmental liabilities                         4,567             4,054
      Other                                            15,763            11,305
                                                     --------         ---------
                                                      254,285           181,640
                                                     --------         ---------
    Long-term liabilities:
      Pension and other benefit obligations            37,615            35,232
      Capital lease obligations                        20,646            23,549
      Environmental liabilities                        37,406            38,256
      Other                                            22,945            21,630
                                                     --------         ---------
                                                      118,612           118,667
                                                     --------         ---------
    Deferred credits:
      Accumulated deferred income taxes               228,944           238,829
      Accumulated deferred investment tax credits      31,189            31,838
                                                     --------         ---------
                                                      260,133           270,667
                                                     --------         ---------
                                                   $1,796,381        $1,786,827
                                                    =========         =========

    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         IES UTILITIES INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                           For the Three Months
                                                              Ended March 31,
                                                            1998          1997
                                                              (in thousands)

    Cash flows from operating activities:
      Net income                                           $11,660      $11,851
      Adjustments to reconcile net income to net cash
       flows from operating activities:
         Depreciation and amortization                      24,335       23,470
         Amortization of leased nuclear fuel                 4,010        3,369
         Amortization of deferred energy efficiency
           expenditures                                      6,070        1,900
         Deferred taxes and investment tax credits          (8,822)      (7,837)
         Refueling outage provision                          1,299        1,686
         Other                                                 319        1,332

      Other changes in assets and liabilities:
         Accounts receivable                                 2,796          692
         Production fuel                                       197        1,281
         Materials and supplies                             (1,249)      (1,172)
         Gas stored underground                             10,509        5,470
         Accounts payable                                  (12,292)     (27,688)
         Accrued taxes                                      13,262       28,214
         Adjustment clause balances                          9,466       14,511
         Other                                               5,449        4,193
                                                          --------      -------
           Net cash flows from operating activities         67,009       61,272
                                                          --------      -------

    Cash flows used for financing activities:
        Common stock dividends                                   -      (14,000)
        Preferred stock dividends                             (229)        (229)
        Net change in short-term borrowings                      -       (9,000)
        Principal payments under capital lease
          obligations                                       (4,106)      (2,296)
                                                          --------      -------
          Net cash flows used for financing
          activities                                        (4,335)     (25,525)
                                                          --------     --------
    Cash flows used for investing activities:

        Construction expenditures                         (19,198)      (19,770)
        Deferred energy efficiency expenditures                 -        (4,014)
        Nuclear decommissioning trust funds                (1,502)       (1,502)
        Other                                                  72          (236)
                                                          -------      --------
          Net cash flows used for investing
          activities                                      (20,628)      (25,522)
                                                          -------      --------
    Net increase in cash and temporary cash
    investments                                            42,046        10,225
                                                          -------      --------
    Cash and temporary cash investments at
    beginning of period                                       230        11,608
                                                          -------       -------
    Cash and temporary cash investments at
    end of period                                         $42,276       $21,833
                                                          =======       =======
    Supplemental cash flow information:
      Cash paid during the period for:
        Interest                                          $12,378        $9,777
                                                          =======       =======
        Income taxes                                      $11,804         ($546)
                                                          =======       =======
      Noncash investing and financing
        activities - Capital lease obligations
        incurred                                           $1,039          $112
                                                          =======       =======


    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. The interim consolidated financial statements included herein have been prepared by IES Utilities Inc. (IESU), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include IESU and its consolidated wholly-owned subsidiary, IES Ventures Inc. These financial statements should be read in conjunction with the financial statements and the notes included in IESU's latest Annual Report on Form 10-K.

      In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three months ended March 31, 1998 and 1997, (b) the consolidated financial position at March 31, 1998 and December 31, 1997, and (c) the consolidated statement of cash flows for the three months ended March 31, 1998 and 1997, have been made. Because of the seasonal nature of IESU's operations, results for the quarter ended March 31, 1998, are not necessarily indicative of results that may be expected for the year ending December 31, 1998. Certain prior period amounts have been reclassified on a basis consistent with the 1998 presentation.


   2. On January 1, 1998, IESU adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires reporting a total for comprehensive income which includes: (a) unrealized holding gains/losses on securities classified as available-for-sale under SFAS 115, (b) foreign currency translation adjustments accounted for under SFAS 52, and (c) minimum pension liability adjustments made pursuant to SFAS 87. IESU had no comprehensive income in the periods presented.


   3. In April 1998, the three-way business combination between WPL Holdings, Inc., IES Industries Inc. and Interstate Power Company was consummated. IESU is now a subsidiary of Interstate Energy
      Corporation which is doing business as Alliant Corporation. See Item 2, "Merger" for additional information.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

                                     MERGER

   In April 1998, IES Industries Inc. (IES), the parent company of IES Utilities Inc. (IESU), WPL Holdings, Inc. (WPLH) and Interstate Power Company (IPC) completed a three-way merger (Merger) forming Interstate Energy Corporation. Interstate Energy Corporation is currently doing business as Alliant Corporation (Alliant). In connection with the Merger, IES was merged with and into WPLH forming Alliant and IPC became a subsidiary of Alliant. In addition, following the Merger, the holding companies for the nonregulated businesses of the former WPLH and IES (Heartland Development Corporation (HDC) and IES Diversified Inc. (Diversified), respectively) were merged. The resulting company from this merger was Alliant Industries, Inc. As a result of the Merger, the first tier subsidiaries of Alliant include: Wisconsin Power & Light Company (WP&L), IESU, IPC, Alliant Industries, Inc. and Alliant Services Company (the subsidiary formed to provide administrative services as required under the Public Utility Holding Company Act of 1935). Among various other regulatory constraints, Alliant is operating as a registered public utility holding company subject to the limitations imposed by the Public Utility Holding Company Act of 1935. For additional information regarding the terms of the Merger, refer to Note 2 of the "Notes to Consolidated Financial Statements" of IESU's 1997 Annual Report on Form 10-K.

   Alliant currently anticipates cost savings resulting from the Merger of approximately $749 million over a ten-year period, net of transaction costs and costs to achieve the savings of approximately $78 million. Approximately $32 million of costs had been incurred by the Merger partners through March 31, 1998. Alliant estimates it will record an additional $32 million to $37 million of expenses in the second quarter of 1998. Such expenses are primarily for, among other items, employee retirements and separations, the services of financial advisors, attorneys and accountants, and costs relating to the various regulatory approvals needed to complete the Merger. The remainder of the $78 million will be incurred over the course of the next several years. The estimate of potential cost savings constitutes a forward-looking statement and actual results may differ materially from this estimate. The estimate is necessarily based upon various assumptions that involve judgments with respect to, among other things, future national and regional economic and competitive conditions, technological developments, inflation rates, regulatory treatments, weather conditions, financial market conditions, future business decisions and other uncertainties. No assurance can be given that the entire amount of estimated cost savings will actually be realized. In addition, the allocation between the Alliant companies and their customers of the estimated cost savings of approximately $749 million over ten years resulting from the Merger, net of costs incurred to achieve such savings, will be subject to regulatory review and approval.

   As part of the approval process for the Merger, IESU agreed to various rate freezes not to exceed four years commencing on the effective date of the Merger (see "Liquidity and Capital Resources - Rates and Regulatory Matters" for a further discussion). Assuming capture of the anticipated Merger-related synergies and no significant legislative or regulatory changes affecting IESU, IESU does not expect the Merger-related electric and natural gas price freezes to have a material adverse effect on its financial position or results of operations.

   FORWARD-LOOKING STATEMENTS

   Statements contained in this Quarterly Report on Form 10-Q (including MD&A) that are not of historical fact are forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. From time to time, IESU (including its consolidated subsidiary) may make other forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of IESU. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of IESU's expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. Investors and other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance of IESU and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include weather effects on sales and revenues, competitive factors, general economic conditions in IESU's service territory, federal and state regulatory or government actions, unanticipated construction and acquisition expenditures, issues related to stranded costs and the recovery thereof, the operations of IESU's nuclear facility, unanticipated issues or costs associated with achieving Year 2000 compliance, the ability of Alliant to successfully integrate the operations of the parties to the Merger, unanticipated costs associated with certain environmental remediation efforts being undertaken by IESU and changes in the rate of inflation.

                            UTILITY INDUSTRY OUTLOOK

   IESU competes in an ever-changing utility industry. Set forth below is an overview of this evolving marketplace.

   Electric energy generation, transmission and distribution are in a period of fundamental change in the manner in which customers obtain, and energy suppliers provide, energy services. As legislative, regulatory, economic and technological changes occur, electric utilities are faced with increasing pressure to become more competitive. Such competitive pressures could result in loss of customers and an incurrence of stranded costs (i.e., assets and other costs rendered unrecoverable as the result of competitive pricing). To the extent stranded costs cannot be recovered from customers, they would be borne by security holders.

   IESU realized all of its electric and gas utility revenues in Iowa in the first quarter of 1998. During the first quarter of 1998, approximately 96% of the electric revenues were regulated by the Iowa Utilities Board
   (IUB) while the other 4% were regulated by the Federal Energy Regulatory Commission (FERC).

   Legislative action which would allow customers to choose their electric energy supplier is not expected in Iowa this year. Nationwide, however, 18 states (including Illinois and Michigan) have adopted legislative or regulatory plans to implement electric utility competition. In March 1998, the Clinton Administration unveiled its electric utility competition plan, proposing that states implement customer choice by January 1, 2003.

   Federal Regulation

   IESU is subject to regulation by the FERC. The National Energy Policy Act of 1992 addresses several matters designed to promote competition in the electric wholesale power generation market. In 1996, the FERC issued final rules (FERC Orders 888 and 889) requiring electric utilities to open their transmission lines to other wholesale buyers and sellers of
   electricity.   In March 1997, FERC issued its orders on rehearing for
   Orders 888 and 889 (Orders 888-A and 889-A).   In response to FERC Orders
   888 and 888-A, Alliant Services Company, on behalf of WP&L, IESU and IPC, filed an Open Access Transmission Tariff (Tariff) that complies with the orders. The Tariff supersedes the transmission tariffs previously filed by the three utilities. Upon receiving the final Merger-related regulatory order, a compliance tariff was filed by Alliant Services Company with the FERC. This filing was made to comply with the FERC's merger order. In response to FERC Orders 889 and 889-A, IESU is participating in a regional Open Access Same-Time Information System.

   FERC Order 888 permits utilities to seek recovery of legitimate, prudent and verifiable stranded costs associated with providing open access transmission services. FERC does not have jurisdiction over retail distribution and, consequently, the final FERC rules do not provide for the recovery of stranded costs resulting from retail competition. The various states retain jurisdiction over the question of whether to permit retail competition, the terms of such retail competition, and the recovery of any portion of stranded costs that are ultimately determined to have resulted from retail competition.

   IESU cannot predict the long-term consequences of these rules on its results of operations or financial condition.

   In April 1998, Alliant joined the Midwest Independent System Operator (Midwest ISO) for electric transmission and advised the FERC of its decision. The Midwest ISO initially was filed with the FERC by nine energy companies in January 1998. It would establish independent operation and control of the electric transmission system across a broad geographic area spanning from West Virginia to Missouri. All buyers and sellers of electricity would have open access to the transmission system governed by the Midwest ISO.

   The FERC must review and approve the Midwest ISO proposal. As part of its Merger proceedings, the FERC accepted Alliant's offer to file an ISO proposal in early 1998. Alliant believes that its decision to join the Midwest ISO satisfies this agreement with the FERC. Alliant also filed with the FERC a copy of a Wisconsin-only ISO proposal developed by Wisconsin Public Power Inc. (WPPI). Alliant was ordered to include the WPPI proposal in its FERC filing by the Public Service Commission of Wisconsin (PSCW), which reviewed and commented upon Alliant's ISO filing with the FERC as a condition of merger approval in Wisconsin. Alliant's decision to join the Midwest ISO also responds to electric-reliability legislation that was enacted in Wisconsin.

   State Regulation

   IESU is subject to regulation by the IUB. The IUB initiated a Notice of Inquiry (Docket No. NOI-95-1) in early 1995 on the subject of "Emerging Competition in the Electric Utility Industry" to address all forms of competition in the electric utility industry and to gather information and perspectives on electric competition from all persons or entities with an interest or stake in the issues. The IUB staff's report in this docket was accepted by the IUB, finding, in part, that there is no compelling reason to move quickly into restructuring the electric utility industry in Iowa, based upon the existing level of relative prices. However, the IUB is continuing the analysis and debate on restructuring and retail competition in Iowa.

   On September 10, 1997, the IUB issued an order adopting an "Action Plan to Develop a Competitive Model for the Electric Industry in Iowa." The IUB states in this action plan that while "the IUB has not determined retail competition in the electric industry is in the best interests of Iowa's consumers...", the State of Iowa is likely to be affected by federal or neighboring states' actions so there is a need for the IUB to design a model that suits Iowa's needs. The priority concerns in the plan are public interest issues (an Iowa-specific pilot project, customer information and assessment, environmental impacts, public benefits and transition costs/benefits) and transmission-related issues (transmission and distribution system reliability and transmission system operations). There is no timetable in the action plan. On October 2, 1997, the IUB staff sent to the advisory group (of which IESU is a member) for written comment a set of proposed guidelines for an Iowa-specific electric pilot project that would allow retail access to a "subset of all customer classes." IESU has indicated to the IUB its interest in pursuing such a pilot program. The IUB has also issued an order covering unbundling of natural gas rates for all Iowa customers to be effective in 1999.

   Summary

   IESU complies with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71) "Accounting for the Effects of Certain Types of Regulation." SFAS 71 provides that rate-regulated public utilities record certain costs and credits allowed in the ratemaking process in different periods than for nonregulated entities. These are deferred as regulatory assets or regulatory liabilities and are recognized in the consolidated statements of income at the time they are reflected in rates. If a portion of IESU's operations becomes no longer subject to the provisions of SFAS 71 as a result of competitive restructurings or otherwise, a write-down of related regulatory assets and possibly other charges would be required, unless some form of transition cost recovery is established by the appropriate regulatory body that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. In addition, IESU would be required to determine any impairment of other assets and write-down any impaired assets to their fair value. IESU believes it currently meets the requirements of SFAS 71.

   IESU cannot currently predict the long-term consequences of the competitive and restructuring issues described above on its results of operations or financial condition. The major objective is to allow IESU to better prepare for a competitive, deregulated utility industry. The strategy for dealing with these emerging issues includes seeking growth opportunities, continuing to offer quality customer service, ongoing cost reductions and productivity enhancements.

                            RESULTS OF OPERATIONS -
              THREE MONTHS ENDED MARCH 31, 1998 VS. MARCH 31, 1997

   Overview

   IESU reported first quarter 1998 earnings available for common stock of $11.4 million compared with $11.6 million for the same period in 1997. Increased electric and gas margins and lower maintenance expenses were offset by higher other operation expenses, higher interest expense and slightly higher income tax expense as described below.

   Prior to August 1997, energy efficiency expenditures for state mandated energy efficiency programs had been recorded as a regulatory asset and recovered through rates over a four-year period. In August 1997, the IUB allowed IESU to begin concurrent recovery of its prospective expenditures (see "Rates and Regulatory Matters" for additional information).

   Electric Operations

   Electric margins and megawatt-hour (MWH) sales for IESU for the three months ended March 31 were as follows:


                                            Revenues and Costs             MWH's Sold
                                            (In Thousands)  Change      (In Thousands) Change
   Residential                            $ 54,569  $ 53,084   3%           663     693  (4%)
   Commercial                               37,611    36,812   2%           583     580   1%
   Industrial                               40,239    38,695   4%         1,163   1,147   1%
                                           -------  -------- ----         -----   -----  ---
       Total from ultimate customers       132,419   128,591   3%         2,409   2,420   -
   Sales for resale                          5,712     6,197  (8%)          189     172  10%
   Other                                     2,518     2,498   1%            10      11  (9%)
                                           -------  -------- ----         ------  -----  ---
       Total                               140,649   137,286   2%         2,608   2,603   -
                                                                          ======  =====  ===
   Electric production fuels                26,795    24,893   8%
   Purchased power                          11,049    18,673 (41%)
                                           -------  --------
      Margin                              $102,805  $ 93,720  10%
                                           =======  ======== =====


   Electric margin increased $9.1 million, or 10%, during the first quarter of 1998 compared with the same period in 1997 primarily due to the recovery of concurrent and previously deferred expenditures for state-mandated energy efficiency programs and reduced purchased power capacity costs. The recovery for energy efficiency programs is in accordance with IUB orders (a portion of these recoveries is also amortized to expense in
   other operation expenses).   Electric revenues included recoveries for
   energy efficiency program costs of $7.7 million and $1.3 million for the
   first quarters of 1998 and 1997, respectively.   Residential sales
   decreased by four percent as a result of warmer weather in the first quarter of 1998 compared with the first quarter of 1997.

   IESU's electric tariffs include energy adjustment clauses (EAC) that are designed to currently recover the costs of fuel and the energy portion of purchased power billings.

   Gas Operations

   Gas margins and dekatherm (Dth) sales for IESU for the three months ended March 31 were as follows:

                    Revenues and Costs             Dekatherms Sold
                     (In Thousands)     Change   (In Thousands)  Change
                     1998      1997               1998    1997

   Residential     $38,002   $ 50,587  (25%)      6,624  7,638  (13%)
   Commercial       17,992     25,576  (30%)      3,876  4,333  (11%)
   Industrial        3,163      4,240  (25%)        914    835    9%
   Transportation
     and other       1,238      1,025   21%       3,237  2,764   17%
                   -------   --------           -------  -----
      Total         60,395     81,428  (26%)     14,651 15,570   (6%)
                                                =======  ===== =====
   Cost of gas sold 37,657     60,791  (38%)
                   -------   --------
      Margin       $22,738   $ 20,637   10%
                   =======   ======== =====

   Gas margin increased $2.1 million, or 10%, during the first quarter of 1998 compared with the first quarter of 1997 primarily due to higher revenues from the recovery of concurrent and previously deferred energy efficiency expenditures for state mandated energy efficiency program costs in accordance with IUB orders (a portion of these recoveries is also
   amortized to expense in other operation expenses).   Gas revenues included
   recoveries for energy efficiency program costs of $5.2 million and $1.5 million for the first quarters of 1998 and 1997, respectively. Dekatherm sales were 6% lower resulting from warmer weather.

   IESU's gas tariffs include purchased gas adjustment clauses (PGA) that are designed to currently recover the cost of gas sold.

   Operating Expenses

   IESU's other operation expenses increased $10.7 million during the first quarter of 1998 compared to the first quarter of 1997. The increase was primarily due to an increase of $8.9 million in energy efficiency expenses and higher Merger-related costs.

   Maintenance expense decreased $1.8 million primarily due to reduced maintenance costs at the fossil-fueled generating plants.

   IESU's depreciation and amortization expense increased $0.9 million primarily because of increases in utility plant in service. Depreciation and amortization expenses for all periods include a provision for decommissioning the Duane Arnold Energy Center (DAEC), IESU's nuclear generating facility, currently collected through rates at an annual recovery level of $6.0 million.

   Interest Expense and Other

   Interest expense and other increased $1.1 million during the first quarter of 1998 compared with the first quarter of 1997 primarily due to higher interest expense and lower returns on energy efficiency recoveries given that the expenditures are now being recovered concurrently (effective August 1997).

   Income Taxes

   IESU's income tax expense increased $0.8 million due to slightly higher pre-tax income and an increase in the overall effective tax rate. The effective tax rate increase was due to additional non-deductible Merger-related expenses.

   LIQUIDITY AND CAPITAL RESOURCES

   IESU's capital requirements are primarily attributable to its construction and acquisition programs and its debt maturities. IESU anticipates that future capital requirements will be met by cash generated from operations and external financing. The level of cash generated from operations is partially dependent upon economic conditions, legislative activities, environmental matters and timely regulatory recovery of utility costs. IESU's liquidity and capital resources will be affected by environmental and regulatory issues. Emerging competition in the utility industry could also impact IESU's liquidity and capital resources, as discussed previously in the "Utility Industry Outlook" section.

   IESU has certain off-balance sheet financial guarantees amounting to approximately $18 million outstanding at March 31, 1998. Such guarantees were generally issued to support third-party borrowing arrangements and similar transactions. Management currently believes the possibility of IESU having to make any material cash payments under these agreements is remote.

   Cash flows generated from operating activities increased in the first quarter of 1998 compared with the first quarter of 1997 primarily due to higher amortization of deferred energy efficiency costs. Cash flows used for financing activities were significantly lower in the first quarter of 1998 as compared with the first quarter of 1997 due to dividends declared in March 1998 but not paid until April 1998 and a net reduction in short-term borrowings. The dividends were paid in the first quarter of 1997. Cash flows used for investing activities were lower in the first quarter of 1998 as compared with the first quarter of 1997 primarily due to the concurrent recovery of energy efficiency expenditures in 1998.

   Financing and Capital Structure

   Access to the long-term and short-term capital and credit markets, and costs of external financing, are dependent on IESU's creditworthiness. The debt ratings of IESU are as follows:

                            Moody's      Standard &
                                           Poor's

    - Secured long-term debt    A2           A+
    - Unsecured long-term
        debt                    A3           A
    - Commercial paper          P1          A1

   IESU expects to participate in a utility money pool which will be funded, as needed, by Alliant through the issuance of commercial paper. This utility money pool is expected to replace the commercial paper program currently in place at IESU.

   Other than IESU's periodic sinking fund requirements, which IESU intends to meet by pledging additional property, $185.1 million of long-term debt will mature prior to December 31, 2002. Depending upon market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities.

   IESU currently has no authority from FERC or the Securities and Exchange Commission (SEC) to issue additional long-term debt. IESU is evaluating its future financing needs and will make the necessary regulatory filings as needed. Under the most restrictive terms of its indentures, IESU could have issued at least $234 million of long-term debt at March 31, 1998.

   The Articles of Incorporation of IESU authorize and limit the aggregate amount of additional shares of Cumulative Preference Stock and Cumulative Preferred Stock that may be issued. At March 31, 1998, IESU could have issued an additional 700,000 shares of Cumulative Preference Stock and no additional shares of Cumulative Preferred Stock.

   IESU's capitalization ratios were as follows:

                           March 31,   December 31,
                             1998         1997

    Common equity             47%          45%
    Preferred stock            1            1
    Long-term debt            52           54
                          -------       -------
                             100%         100%

   For interim financing, IESU is authorized by the FERC to issue up to $200 million of short-term debt. IESU had no short-term debt outstanding at March 31, 1998. In addition to providing for ongoing working capital needs, this availability of short-term financing provides IESU flexibility in the issuance of long-term securities. The level of short-term borrowing fluctuates based on seasonal corporate needs, the timing of long-term financing, and capital market conditions. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, IESU also uses proceeds from the sales of accounts receivable and unbilled revenues to finance a portion of its long-term cash needs. IESU anticipates that short-term debt will continue to be available at reasonable costs due to current ratings by independent utility analysts and rating services.

   IESU had $41 million in bank lines of credit at March 31, 1998 available to support its borrowings ($11 million of which was utilized). Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. From time to time, IESU may also borrow from banks and other financial institutions in lieu of commercial paper, and has agreements with several financial institutions for such borrowings. There are no commitment fees associated with these agreements and there were no borrowings outstanding under these agreements at March
   31, 1998.

   Given the above financing flexibility available to IESU, management believes it has the necessary financing capabilities in place to adequately finance its capital requirements for the foreseeable future.

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

   IESU's construction and acquisition expenditures for the first quarter of 1998 were $19.2 million compared with $19.8 million in the first quarter of 1997. IESU's construction and acquisition program anticipates expenditures of approximately $124 million for 1998, of which 46% represents expenditures for electric transmission and distribution facilities, 17% represents electric generation expenditures, 12% represents information technology expenditures and 7% represents gas utility expenditures. The remaining 18% represents miscellaneous electric, steam and general expenditures. IESU's levels of utility construction and acquisition expenditures are projected to be $129 million in 1999, $103 million in 2000, $98 million in 2001 and $99 million in 2002. IESU anticipates funding the large majority of its utility construction and acquisition expenditures during 1998-2002 through internally generated funds, supplemented by external financings as needed.

   DAEC, a 520-megawatt boiling water reactor plant, is operated by IESU and IESU has a 70% ownership interest in the plant. The DAEC operating license expires in 2014. Pursuant to the most recent electric rate case order, the IUB allows IESU to recover $6.0 million annually for the cost to decommission the DAEC. The current recovery figures are based on an assumed cost to decommission the DAEC of $252.8 million, which is IESU's 70% portion in 1993 dollars, based on the Nuclear Regulatory Commission
   (NRC) minimum formula (which exceeds the amount in the current site-specific study completed in 1994). At March 31, 1998, IESU had $80.5 million invested in external decommissioning trust funds and also had an internal decommissioning reserve of $21.7 million recorded as accumulated depreciation.

   Refer to the "Other Matters-Environmental" section for a discussion of various issues that may impact IESU's future capital requirements.

   Rates and Regulatory Matters

   In September 1997, IESU agreed with the IUB to provide Iowa customers a four-year retail electric and gas price freeze commencing on the effective date of the Merger. The agreement excluded price changes due to government-mandated programs (such as energy efficiency cost recovery), the electric fuel adjustment clause and purchase gas adjustment clause and unforeseen dramatic changes in operations. In addition, the price freeze does not preclude a review by either the IUB or Office of Consumer Advocate (OCA) into whether IESU is exceeding a reasonable return on common equity. In November 1997, as part of its approval of the Merger, FERC accepted a proposal by IESU, WP&L, and IPC, which provides for a four-year freeze on wholesale electric prices beginning with the effective date of the Merger. Assuming capture of the anticipated Merger-related synergies and no significant legislative or regulatory changes affecting IESU, IESU does not expect the Merger-related electric and gas price freezes to have a material adverse effect on its financial position or results of operations.

   Under provisions of the IUB rules, IESU is currently recovering the costs it has incurred for its energy efficiency programs. IESU has the following amounts of energy efficiency costs included in regulatory assets on its Consolidated Balance Sheets (in thousands):

                                                   Four-Year
                                                   Recovery
                                                   Beginning    March 31, 1998  December 31, 1997
    Costs incurred through 1993                       6/95        $6,167           $7,779
    Costs incurred in 1994 -1995                      8/97        28,357           30,924
    Costs incurred from 1/96 - 7/97                   8/97        17,955           19,847
    (Over) under collection
               of concurrent recovery                  N/A          (532)             850
                                                                 -------         --------
                                                                 $51,947          $59,400
                                                                 =======         ========


                                   OTHER MATTERS

   Year 2000

   IESU utilizes software, embedded systems and related technologies throughout its business that will be affected by the date change in the Year 2000. An internal task force has been assembled to review and develop the full scope, work plan and cost estimates to ensure that IESU's systems continue to meet its internal and customer needs.

   Phase I of the project, which encompassed a review of the necessary software modifications that will need to be made to IESU's financial and customer systems, has been completed. IESU currently estimates that the remaining costs to be incurred on this phase of the project will be approximately $2 million to $3 million in the aggregate.

   The task force has also begun Phase II of the project which is an extensive review of IESU's embedded systems for Year 2000 conversion issues. The task force has inventoried critical embedded operating systems and is working with the system vendors to ascertain Year 2000 compliance of the systems. The task force is also developing detailed plans for testing and remediating critical systems (i.e., systems whose failure could affect employee safety or business operations).

   As part of an awareness effort, IESU has also notified its utility customers of its Year 2000 project efforts. Key suppliers are also being contacted to confirm their Year 2000 readiness plans. Efforts are also underway to develop contingency plans for critical embedded operating systems. IESU is currently unable to estimate the costs to be incurred on this phase of the project but does believe that the cost will be significant. An estimate of the expenses to be incurred on this phase of the project is expected to be available by the third quarter of 1998.

   The goal of IESU is to have all the material Year 2000 conversions made sufficiently in advance of December 31, 1999 to allow for unanticipated issues. At this time, management is unable to determine if the Year 2000 issue will have a material adverse effect on IESU's financial position or results of operations.

   Labor Issues

   IESU has six collective bargaining agreements, covering approximately 50% of its workforce. Two of the agreements, covering less than 5% of IESU's workforce, will expire on July 1, 1998.

   Financial Instruments

   IESU had no derivative financial instruments outstanding at March 31, 1998.

   Accounting Pronouncements

   In February 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides authoritative guidance for determining whether computer software is in fact internal-use software, citing specific examples and situations that answer that preliminary question. Further, it provides guidelines on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public.

   Additionally, SOP 98-1 addresses specifics of accounting by discussing expensing versus capitalization of costs, accounting for the costs incurred in the upgrading of the software and amortizing the capitalized cost of software. This statement is effective for fiscal years beginning after December 15, 1998 and is not expected to have a material adverse impact on IESU's financial position or results of operations.

   In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." This SOP provides guidance on the financial reporting of start-up costs and organization costs. Costs of start-up activities and organization costs are required to be expensed as incurred. The statement is effective for periods beginning after December 15, 1998. IESU will be adopting the requirements of this statement in 1999 and does not anticipate any material impact on its financial statements upon adoption.

   Accounting for Obligations Associated with the Retirement of Long-Lived
   Assets

   The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry, including IESU, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the FASB is reviewing the accounting for closure and removal costs, including decommissioning of nuclear power plants. If current electric utility industry accounting practices for nuclear power plant decommissioning are changed, the annual provision for decommissioning could increase relative to 1997, and the estimated cost for decommissioning could be recorded as a liability (rather than as accumulated depreciation), with recognition of an increase in the cost of
   the related nuclear power plant.   Assuming no significant change in
   regulatory treatment, IESU does not believe that such changes, if required, would have an adverse effect on its financial position or results of operations due to its ability to recover decommissioning costs through rates.


   Inflation

   IESU does not expect the effects of inflation at current levels to have a significant effect on its financial position or results of operations.

   Environmental

   The pollution abatement program of IESU is subject to continuing review and is revised from time to time due to changes in environmental regulations, changes in construction plans and escalation of construction costs. While IESU cannot precisely forecast the effect of future environmental regulations on its operations, it has taken steps to anticipate the future while also meeting the requirements of current environmental regulations.

   IESU has current or previous ownership interests in properties previously associated with the production of gas at manufactured gas plants (MGP) for which they may be liable for investigation, remediation and monitoring costs relating to the sites. A summary of information relating to the sites is as follows:

    Number of known sites for which liability         34
      may exist
    Liability recorded at March 31, 1998           $32.9
      (millions)
    Regulatory asset recorded at March 31, 1998    $32.9
      (millions)

   IESU is working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sites in order to protect public health and the environment. IESU believes that they have completed the remediation at various sites, although they are still in the process of obtaining final approval from the applicable environmental agencies for some of these sites.

   IESU has recorded environmental liabilities related to the MGP sites; such amounts are based on the best current estimate of the amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. Management currently estimates the range of costs to be incurred for the investigation, remediation and monitoring of the sites to be approximately $23 million to $52 million. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known.

   The IUB does not allow for the deferral of MGP-related costs but it has permitted utilities to recover prudently incurred costs. As a result, regulatory assets have been recorded by IESU which reflect the probable future rate recovery. Considering the current rate treatment, and assuming no material change therein, IESU believes that the clean-up costs incurred for these MGP sites will not have a material adverse effect on its financial position or results of operations.

   In April 1996, IESU filed a lawsuit against certain of its insurance carriers seeking reimbursement for its MGP-related costs. Settlement discussions are proceeding with its insurance carriers regarding the recovery of these costs. Settlement has been reached with sixteen carriers, and agreement in principle has been reached with three carriers. IESU is continuing to pursue additional recoveries. Amounts received from insurance carriers are being deferred by IESU pending a determination of the regulatory treatment of such recoveries. IESU is unable to predict the amount of any additional insurance recoveries it may realize.

   The Clean Air Act Amendments of 1990 (Act) require emission reductions of sulfur dioxide (SO2), nitrogen oxides (NOx) and other air pollutants to achieve reductions of atmospheric chemicals believed to cause acid rain. IESU has met the provisions of Phase I of the Act and is in the process of meeting the requirements of Phase II of the Act (effective in the year
   2000). The Act also governs SO2 allowances, which are defined as an authorization for an owner to emit one ton of SO2 into the atmosphere. IESU is reviewing its options to ensure it will have sufficient allowances to offset its emissions in the future. IESU believes that the potential costs of complying with these provisions of Title IV of the Act will not have a material adverse impact on its financial position or results of operations.

   The Act and other federal laws also require the United States Environmental Protection Agency (EPA) to study and regulate, if necessary, additional issues that potentially affect the electric utility industry, including emissions relating to ozone transport, mercury and particulate control as well as modifications to the Polychlorinated Biphenyl (PCB) rules. In July 1997, the EPA issued final rules that would tighten the National Ambient Air Quality Standards (NAAQS) for ozone and particulate matter emissions. IESU is currently reviewing the rules to determine what impact they may have on its operations.

   In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling method suggested that the Cedar Rapids area could be classified as "nonattainment" for the NAAQS standards established for SO2. The worst-case modeling suggested that two of IESU's generating facilities contributed to the modeled exceedences. As a result of exceedences at a monitor near one of IESU's generating facilities, the EPA issued a letter to the Iowa Governor's office directing the state to develop a plan of action. In this regard, IESU entered into a consent order with the Iowa Department of Natural Resources (IDNR) in the third quarter of 1997 on this issue. IESU agreed to limit the SO2 emissions from the two noted generating facilities and to install a new stack (potential aggregate capital cost of up to $2.5 million over the next two years of which $1.5 million is included in the anticipated 1998 capital requirements and the remaining $1.0 million is included in the anticipated 1999 capital requirements) at one of the facilities. The IDNR approved the consent order in the fourth quarter of 1997 and it is expected to be approved by the EPA in the second quarter of 1998.

   Pursuant to a routine internal review of documents, IESU determined that certain changes undertaken during previous years at one of its generating facilities may have required a federal Prevention of Significant Deterioration (PSD) permit. IESU initiated discussions with its regulators on the matter, resulting in the submittal of a PSD permit application in February 1997. IESU expects to receive the permit in the second quarter of 1998. IESU may be subject to a penalty for not having obtained the permit previously; however, IESU believes that any likely actions resulting from this matter will not have a material adverse effect on its financial position or results of operation.

   Pursuant to a separate routine internal review of plant operations, IESU determined that certain permit limits were exceeded in 1997 at one of its generating facilities in Cedar Rapids, Iowa. IESU has initiated discussions with its regulators on the matter and has proposed a compliance plan which includes equipment modifications and contemplates operational changes. In addition, IESU has committed to submitting a PSD permit application in the second quarter of 1998, if necessary. IESU may be subject to a penalty for exceeding permit limits established for this facility; however, management believes that any likely actions resulting from this matter will not have a material adverse effect on IESU's financial position or results of operations.

   A global treaty has been negotiated that could require reductions of greenhouse gas emissions from utility plants. Negotiators left significant implementation and compliance questions open to resolution at meetings to be held starting in November 1998. At this time, management is unable to predict whether the United States Congress will ratify the treaty. Given the uncertainty of the treaty ratification and the ultimate terms of the final regulations, management cannot currently estimate the impact the implementation of the treaty would have on IESU's operations.

   The Nuclear Waste Policy Act of 1982 (NWPA) assigned responsibility to the U.S. Department of Energy (DOE) to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. IESU entered into such contract and has made the agreed payments to the Nuclear Waste Fund (NWF) held by the U.S. Treasury. IESU was subsequently notified by the DOE that it was not able to begin acceptance of spent nuclear fuel by the January 31, 1998 deadline. Furthermore, DOE has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010 with the possibility of further delay being likely. IESU is evaluating and pursuing multiple options, including litigation and legislation to protect its customers and its contractual and statutory rights that are diminished by delays in the DOE program.

   The NWPA assigns responsibility for interim storage of spent nuclear fuel to generators of such spent nuclear fuel, such as IESU. In accordance with this responsibility, IESU has been storing spent nuclear fuel on site at DAEC since plant operations began. DAEC has current on-site capability to store spent fuel until 2001. IESU is currently reviewing its options to expand on-site storage capability. To provide assurance that both the operating and post-shutdown storage needs are satisfied, a combination of expanding the capacity of the existing fuel pool and construction of a dry cask modular facility are being contemplated. Legislation is being considered on the federal level to provide for the establishment of an interim storage facility as early as 2002.

   The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandates that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The State of Iowa is a member of the six-state Midwest Interstate Low-Level Radioactive Waste Compact (Compact) which is responsible for development of any new disposal capability within the Compact member states. In June 1997, the Compact commissioners voted to discontinue work on a proposed waste disposal facility in the State of Ohio because the expected cost of such a facility was comparably higher than other options currently available. Dwindling waste volumes and continued access to existing disposal facilities were also reasons cited for the decision. A disposal facility located near Barnwell, South Carolina continues to accept the low-level waste and IESU currently ships the waste DAEC produces to such site, thereby minimizing the amount of low-level waste stored on-site. In addition, given technological advances, waste compaction and the reduction in the amount of waste generated, DAEC has on-site storage capability sufficient to store low-level waste expected to be generated over at least the next ten years, with continuing access to the Barnwell disposal facility extending that on-site storage capability indefinitely.

   The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases. IESU is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. IESU's 70% share of the future assessment at March 31, 1998 was $8.9 million and has been recorded as a liability with a related regulatory asset for the unrecovered amount.

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Not Applicable.

                           PART II - OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS

        IESU is in discussions with the regulators regarding certain environmental permit issues. For a discussion of these matters, see MD&A above, which information is incorporated herein by reference.

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

                27               Financial Data Schedule

        (b)    Reports on Form 8-K:

   IESU filed a Current Report on Form 8-K, dated April 21, 1998, reporting (pursuant to Items 5 and 7) that the three-way business combination between WPL Holdings, Inc., IES Industries Inc. and Interstate Power Company was consummated on April 21, 1998.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of May 1998.


   IES UTILITIES INC.




   By: /s/ Edward M. Gleason     Vice President, Treasurer and Corporate
       Edward M. Gleason           Secretary (Principal Financial Officer)



   By: /s/ John E. Ebright       Vice President-Controller
       John E. Ebright             (Principal Accounting Officer)