Form 10-K405
period 2000-12-31
IES UTILITIES INC; WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2001-03-29
CIK 52485, 107832, 352541

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000
                                   ------------------

                               or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______ to _______

Commission           Name of Registrant, State of Incorporation,                                 IRS Employer
File Number          Address of Principal Executive Offices and Telephone Number        Identification Number
-----------          ------------------------------------------------------------ --------------------------------------
1-9894               ALLIANT ENERGY CORPORATION                                                    39-1380265
                     (a Wisconsin corporation)
                     222 West Washington Avenue
                     Madison, Wisconsin 53703
                     Telephone (608)252-3311

0-4117-1             IES UTILITIES INC.                                                            42-0331370
                     (an Iowa corporation)
                     Alliant Energy Tower
                     Cedar Rapids, Iowa 52401
                     Telephone (319)398-4411

0-337                WISCONSIN POWER AND LIGHT COMPANY                                             39-0714890
                     (a Wisconsin corporation)
                     222 West Washington Avenue
                     Madison, Wisconsin 53703
                     Telephone (608)252-3311


 Securities registered pursuant to Section 12 (b) of the Act:
                                                                                                             Name of Each
                                            Title of Class                                             Exchange on Which Registered
                                            ---------------                                            ----------------------------
Alliant Energy Corporation                  Common Stock, $.01 Par Value                               New York Stock Exchange
Alliant Energy Corporation                  Common Stock Purchase Rights                               New York Stock Exchange
IES Utilities Inc.                          7-7/8% Quarterly Debt Capital Securities                   New York Stock Exchange
                                               (Subordinated Deferrable Interest Debentures)
Wisconsin Power and Light Company           4.50% Preferred Stock, No Par Value                        American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

                                            Title of Class
                                            --------------
IES Utilities Inc.                          4.80% Cumulative Preferred Stock, Par Value $50 per share
Wisconsin Power and Light Company           Preferred Stock (Accumulation without Par Value)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

This combined Form 10-K is separately filed by Alliant Energy Corporation, IES Utilities Inc. and Wisconsin Power and Light Company. Information contained in the annual report relating to Wisconsin Power and Light Company and IES Utilities Inc. is filed by such registrant on its own behalf. Each of Wisconsin Power and Light Company and IES Utilities Inc. makes no representation as to information relating to registrants other than itself.

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of January 31, 2001:

Alliant Energy Corporation                        $2.40 billion
IES Utilities Inc.                                $--
Wisconsin Power and Light Company                 $--

Number of shares outstanding of each class of common stock as of January 31, 2001:

Alliant Energy Corporation               Common Stock, $.01 par value, 79,012,014 shares outstanding

IES Utilities Inc.                       Common Stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company        Common Stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statements relating to Alliant Energy Corporation's 2001 Annual Meeting of Shareowners and Wisconsin Power and Light Company's 2001 Annual Meeting of Shareowners are, or will be upon filing with the Securities and Exchange Commission, incorporated by reference into Part III hereof.

                                 TABLE OF CONTENTS

                                                                                                                    Page Number
Part I
                Item 1.        Business                                                                                  6
                Item 2.        Properties                                                                               23
                Item 3.        Legal Proceedings                                                                        26
                Item 4.        Submission of Matters to a Vote of Security Holders                                      26
Part II
                Item 5.        Market for Registrants' Common Equity and Related Stockholder
                                  Matters                                                                               27
                Item 6.        Selected Financial Data                                                                  28
                Item 7.        Management's Discussion and Analysis of Financial Condition and
                                  Results of Operations                                                                 30
                Item 7A.       Quantitative and Qualitative Disclosures About Market Risk                               49
                Item 8.        Financial Statements and Supplementary Data                                              49
                Item 9.        Changes in and Disagreements With Accountants on Accounting and
                                  Financial Disclosure                                                                  122
Part III
                Item 10.       Directors and Executive Officers of the Registrants                                      122
                Item 11.       Executive Compensation                                                                   125
                Item 12.       Security Ownership of Certain Beneficial Owners and Management                           126
                Item 13.       Certain Relationships and Related Transactions                                           126
Part IV
                Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                          126
                               Signatures                                                                               135



                                                             DEFINITIONS

Certain abbreviations or acronyms used in the text and notes of this report are defined below:

Abbreviation or Acronym                              Definition
-----------------------                              -----------------------------------------------------
AFUDC                                                Allowance for Funds Used During Construction
Alliant Energy                                       Alliant Energy Corporation
ANR                                                  ANR Pipeline
APB                                                  Accounting Principles Board Opinion
ATC                                                  American Transmission Company, LLC
Btu                                                  British Thermal Unit
Capital Square                                       Capital Square Financial Corporation
Capstone                                             Capstone Turbine Corporation
Cargill                                              Cargill Incorporated
CIPCO                                                Central Iowa Power Cooperative
Corporate Services                                   Alliant Energy Corporate Services, Inc.
DAEC                                                 Duane Arnold Energy Center
DOE                                                  United States Department of Energy
Dth                                                  Dekatherm
EAC                                                  Energy Adjustment Clause
EDS                                                  Electronic Data Systems Corporation
EITF                                                 Emerging Issues Task Force
EPA                                                  United States Environmental Protection Agency
FAC                                                  Fuel Adjustment Clause
FERC                                                 Federal Energy Regulatory Commission
ICC                                                  Illinois Commerce Commission
IES                                                  IES Industries Inc.
IESU                                                 IES Utilities Inc.
International                                        Alliant Energy International, Inc.
Investments                                          Alliant Energy Investments, Inc.
IPC                                                  Interstate Power Company
IRS                                                  Internal Revenue Service
ISCO                                                 Alliant Energy Integrated Services Company
ISO                                                  Independent System Operator
IUB                                                  Iowa Utilities Board
Kewaunee                                             Kewaunee Nuclear Power Plant
KW                                                   Kilowatt
KWh                                                  Kilowatt-Hour
LTEIP                                                Long-Term Equity Incentive Plan
MAIN                                                 Mid-America Interconnected Network, Inc.
MAPP                                                 Mid-Continent Area Power Pool
McLeod                                               McLeodUSA Incorporated
MD&A                                                 Management's Discussion and Analysis of Financial Condition
                                                     and Results of Operations
MG&E                                                 Madison Gas & Electric Company
MGP                                                  Manufactured Gas Plants
MPUC                                                 Minnesota Public Utilities Commission


Abbreviation or Acronym                              Definition
-----------------------                              -----------------------------------------------------
MW                                                   Megawatt
MWh                                                  Megawatt-Hour
NEIL                                                 Nuclear Electric Insurance Limited
NEPA                                                 National Energy Policy Act of 1992
NERC                                                 North American Electric Reliability Council
NGPL                                                 Natural Gas Pipeline Co. of America
NMC                                                  Nuclear Management Company, LLC
NNG                                                  Northern Natural Gas Company
NOx                                                  Nitrogen Oxides
NRC                                                  Nuclear Regulatory Commission
PGA                                                  Purchased Gas Adjustment
PRP                                                  Potentially Responsible Party
PSCW                                                 Public Service Commission of Wisconsin
PUHCA                                                Public Utility Holding Company Act of 1935
Resources                                            Alliant Energy Resources, Inc.
SEC                                                  Securities and Exchange Commission
SFAS                                                 Statement of Financial Accounting Standards
SFAS 133                                             Accounting for Derivative Instruments and Hedging Activities
SkyGen                                               SkyGen Energy LLC
South Beloit                                         South Beloit Water, Gas and Electric Company
STB                                                  U.S. Surface Transportation Board
Transportation                                       Alliant Energy Transportation, Inc.
U.S.                                                 United States
WDNR                                                 Wisconsin Department of Natural Resources
WEPCO                                                Wisconsin Electric Power Company
Whiting                                              Whiting Petroleum Corporation
WNRB                                                 Wisconsin Natural Resources Board
WP&L                                                 Wisconsin Power and Light Company
WPLH                                                 WPL Holdings, Inc.
WPSC                                                 Wisconsin Public Service Corporation
WUHCA                                                Wisconsin Utility Holding Company Act

FORWARD-LOOKING STATEMENTS
Refer to "Forward-Looking Statements" in Item 7. MD&A for information and disclaimers regarding forward-looking statements contained in this Annual Report on Form 10-K.

                             PART I

This Annual Report on Form 10-K includes information relating to Alliant Energy, IESU and WP&L (as well as IPC, Resources and Corporate Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such.

ITEM 1.  BUSINESS

A.    GENERAL
In April 1998, IES, WPLH and IPC completed a merger resulting in Alliant Energy. The primary first tier subsidiaries of Alliant Energy include: IESU, WP&L, IPC, Resources and Corporate Services. Among various other regulatory constraints, Alliant Energy is operating as a registered public utility holding company subject to the limitations imposed by PUHCA. Alliant Energy was incorporated in Wisconsin in 1981. Refer to "Utility Industry Outlook" in Item 7. MD&A for additional information regarding Alliant Energy's utility subsidiaries. A brief description of the primary first-tier subsidiaries of Alliant Energy is as follows:

1) IESU - incorporated in Iowa in 1925 as Iowa Railway and Light Corporation. IESU is a public utility engaged principally in the generation, transmission, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and the provision of steam services in selective markets, in the State of Iowa. In Iowa, non-exclusive franchises, which cover the use of streets and alleys for public utility facilities in incorporated communities, are granted for a maximum of twenty-five years by a majority vote of local qualified residents. At December 31, 2000, IESU supplied electric and gas service to approximately 347,000 and 182,000 customers, respectively. In 2000, 1999 and 1998, IESU had no single customer for which electric, gas and/steam sales accounted for 10% or more of IESU's consolidated revenues. Refer to Note 17 of IESU's "Notes to Consolidated Financial Statements" in Item 8. for information related to a merger agreement between IESU and IPC.

2) WP&L - incorporated in Wisconsin in 1917 as Eastern Wisconsin Electric Company, is a public utility engaged principally in the generation, transmission, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and the provision of water services in selective markets. Nearly all of WP&L's customers are located in south and central Wisconsin. WP&L operates in municipalities pursuant to permits of indefinite duration which are regulated by Wisconsin law. At December 31, 2000, WP&L supplied electric and gas service to approximately 414,000 and 165,000 customers, respectively. WP&L also had approximately 19,000 water customers. In 2000, 1999 and 1998, WP&L had no single customer for which electric, gas and/water sales accounted for 10% or more of WP&L's consolidated revenues. WPL Transco LLC was formed in Wisconsin in 2000 and is the wholly-owned subsidiary of WP&L which holds the investment in ATC. WP&L owns all of the outstanding capital stock of South Beloit, a public utility supplying electric, gas and water service, principally in Winnebago County, Illinois, which was incorporated in 1908.

3) IPC - incorporated in 1925 under the laws of the State of Delaware. IPC is a public utility engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the States of Iowa, Minnesota and Illinois. At December 31, 2000, IPC provided electric and gas service to approximately 169,000 and 51,000 customers, respectively. In 2000, 1999 and 1998, IPC had no single customer for which electric and/or gas sales accounted for 10% or more of IPC's consolidated revenues.

4) RESOURCES - incorporated in 1988 in Wisconsin, the majority of Alliant Energy's non-regulated investments are organized under Resources. Resources' wholly-owned subsidiaries at December 31, 2000 include ISCO, International, Investments, Transportation, Capital Square, EUA Cogenex Corporation and Energy Performance Services, Inc. Alliant Energy also has a 50% ownership interest in a joint venture, which is managed by Resources, with Cargill, named Cargill-Alliant LLC. Resources' businesses include global partnerships to develop energy generation, delivery and infrastructure in growing international markets and domestic businesses including oil and gas operations, energy trading partnerships, energy and environmental services, transportation services and affordable housing companies.

5) CORPORATE SERVICES - subsidiary formed to provide administrative services to Alliant Energy and its subsidiaries as required under PUHCA.

Refer to Note 13 of the "Notes to Consolidated Financial
Statements" in Item 8. for further discussion of business segments, which information is incorporated herein by reference.

B.    INFORMATION RELATING TO ALLIANT ENERGY ON A CONSOLIDATED
   BASIS

EMPLOYEES
As of December 31, 2000, Alliant Energy had the following employees (full-time and part-time):

                                                                                                 Percentage
                                                   Number of               Number of            of Workforce
                            Number of           Bargaining Unit            Bargaining            Covered by
                            Employees              Employees               Agreements            Agreements
                          ---------------     ---------------------     -----------------     ------------------
IESU                             1,712                 1,116                    6                    65%
WP&L                             1,555                 1,452                    1                    93%
IPC                                581                   499                    3                    86%
Resources                        2,648                    84                    5                     3%
Corporate Services               1,386                    --                   --                    --
                          ---------------     ---------------------     -----------------
   Alliant Energy Total          7,882                 3,151                   15                    40%
                          ===============     =====================     =================

All bargaining agreements that expired in 2000 have been ratified and renewed and no significant bargaining agreements expire in 2001.

CAPITAL EXPENDITURE AND INVESTMENT AND FINANCING PLANS
Refer to "Liquidity and Capital Resources - Construction and Acquisition Expenditures" in Item 7. MD&A and Note 11(a) of the "Notes to Consolidated Financial Statements" in Item 8. for discussion of anticipated construction and acquisition expenditures for 2001-2005 and details regarding the financing of future capital requirements.

Refer to "C. Information Relating to Utility Operations - Electric Utility Operations - Power Supply" for information related to IESU's and WP&L's plans for the development of new electric power generation in Iowa and Wisconsin, respectively.

REGULATION
Alliant Energy operates as a registered public utility holding company subject to regulation by the SEC under PUHCA. Alliant Energy and its subsidiaries are subject to the regulatory provisions of PUHCA, including provisions relating to the issuance and sales of securities, acquisitions and sales of certain utility properties, acquisitions and retention of interests in non-utility businesses and the services provided by Corporate Services to Alliant Energy and its subsidiaries.

Alliant Energy is subject to regulation by the PSCW. The PSCW regulates, among other things, the type and amount of Alliant Energy's investments in non-utility businesses. WP&L is also subject to regulation by the PSCW as to retail utility rates and service, accounts, issuance and use of proceeds of securities, certain additions and extensions to facilities and in other respects. WP&L is generally required to file a rate case with the PSCW every two years based on a forward-looking test year period. However, as one of the conditions for approval of the 1998 merger which formed Alliant Energy, the PSCW has required, with certain exception, that WP&L freeze for four years on a post-merger basis retail electric, natural gas and water rates. WP&L expects to file a rate case with the PSCW in the third quarter of 2001.

IESU and IPC operate under the jurisdiction of the IUB. The IUB has authority to regulate rates and standards of service, to prescribe accounting requirements and to approve the location and construction of electric generating facilities having a capacity in excess of 25,000 KW. Requests for rate relief are based on historical test periods, adjusted for certain known and measurable changes. The IUB must decide on requests for rate relief within 10 months of the date of the application for which relief is filed or the interim prices granted become permanent. Interim rates, if allowed, are permitted to become effective, subject to refund, no later than 90 days after the rate increase application is filed. Notwithstanding this process, IESU and IPC agreed to a four-year price cap effective with the merger as part of the merger approval process.

IPC is also subject to regulation by the MPUC. Requests for rate relief can be based on either historical or projected data. The MPUC must reach a final decision within 10 months. Interim rates are permitted. The MPUC also has jurisdiction to approve IPC's capital structure on an annual basis.

In addition, IPC and South Beloit are subject to regulation by the ICC for retail utility rates and service, accounts, issuance and use of proceeds of securities, certain additions and extensions to facilities and in other respects. Requests for rate relief must be decided within 11 months.

FERC has jurisdiction under the Federal Power Act over certain of the electric utility facilities and operations, wholesale rates and accounting practices of IESU, WP&L and IPC, and in certain other respects. In addition, certain natural gas facilities and operations of the companies are subject to the jurisdiction of FERC under the Natural Gas Act.

With respect to environmental matters, the EPA administers certain federal statutes and has delegated the administration of other environmental initiatives to the applicable state environmental agencies. In addition, the state agencies have jurisdiction over air and water quality standards associated with fossil fuel fired electric generation and the level and flow of water, safety and other matters pertaining to hydroelectric generation.

WP&L and IESU are indirectly and directly subject to the jurisdiction of the NRC, with respect to Kewaunee and DAEC, respectively, and to the jurisdiction of the DOE with respect to the disposal of nuclear fuel and other radioactive wastes from Kewaunee and DAEC.

Refer to "Utility Industry Outlook" in Item 7. MD&A for additional information regarding regulation and utility rate matters.

C.    INFORMATION RELATING TO UTILITY OPERATIONS
Alliant Energy realized 53%, 41%, 4% and 2% of its 2000 electric utility revenues in Iowa, Wisconsin, Minnesota and Illinois, respectively. Approximately 89% of the electric revenues were regulated by the respective state commissions while the other 11% were regulated by FERC. Alliant Energy realized 56%, 38%, 3% and 3% of its 2000 gas utility revenues in Iowa, Wisconsin, Minnesota and Illinois, respectively.

IESU realized 100% of its 2000 electric and gas utility retail revenues in Iowa. Approximately 95% of the 2000 electric revenues were regulated by the IUB while the other 5% were regulated by FERC. WP&L realized 98% of its 2000 electric utility revenues in Wisconsin and 2% in Illinois.
Approximately 83% of the 2000 electric revenues were regulated by the PSCW or the ICC while the other 17% were regulated by FERC. WP&L realized 96% of its 2000 gas utility revenues in Wisconsin and 4% in Illinois. IPC realized 73%, 21% and 6% of its 2000 electric utility revenues in Iowa, Minnesota and Illinois, respectively. Approximately 91% of the 2000 electric revenues were regulated by the respective state commissions while the other 9% were regulated by FERC. IPC realized 66%, 25% and 9% of its 2000 gas utility revenues in Iowa, Minnesota and Illinois, respectively.

ELECTRIC UTILITY OPERATIONS
General - As of December 31, 2000, Alliant Energy's utility subsidiaries provided electricity to approximately 930,000 retail customers in approximately 1,359 communities in Iowa, southern and central Wisconsin, northern and northwestern Illinois and southern Minnesota. The approximate number of electric retail customers, communities and wholesale customers served for each of the individual utilities at December 31, 2000 was as follows:

         Retail      Communities     Wholesale
         Customers     Served        Customers
         ----------  ------------  --------------
IESU      347,000         525            5
WP&L      414,000         600           28
IPC       169,000         234            9

2000 electric utility operations accounted for 74%, 80% and 85% of operating revenues and 92%, 90% and 94% of operating income for IESU, WP&L and IPC, respectively.

Electric sales are seasonal to some extent with the annual peak normally occurring in the summer months. In 2000, the maximum peak hour demands for IESU, WP&L and IPC were 2,067 MW on August 31, 2000; 2,508 MW on August 31, 2000; and 996 MW on
August 14, 2000, respectively. In 2000, the maximum peak hour demand for Alliant Energy was 5,397 MW on August 31, 2000, which was the coincident peak of the entire Alliant Energy system.

IESU maintains and operates transmission and substation facilities connecting with its high voltage transmission systems pursuant to a non-cancelable operation agreement (the Operating Agreement) with CIPCO. The Operating Agreement, which will terminate on December 31, 2035, provides for the joint use of certain transmission facilities of IESU and CIPCO. Alliant Energy has transmission interconnections at various locations with twelve other transmission owning utilities in the Midwest. These interconnections enhance the overall reliability of the Alliant Energy transmission system and provide access to multiple sources of economic and emergency power and energy.

In May 2000, IESU and IPC transferred their regional reliability memberships from the MAPP reliability region to the MAIN region. Because WP&L was already a member of MAIN, this transfer provided Alliant Energy additional operating flexibility and eliminated duplicate reporting requirements. MAIN is one of the ten regional members of NERC. Each regional member of NERC is responsible for maintaining reliability in its area through coordination of planning and operations.

Refer to "Utility Industry Outlook" in Item 7. MD&A for additional information regarding Alliant Energy's transmission business. Refer to Item 2. Properties for additional information regarding electric facilities.

Fuel - Refer to the Electric Operating Information tables for details on the sources of electric energy for Alliant Energy, IESU and WP&L from 1996 to 2000. The average cost of fuel per million Btu's used for electric generation was as follows:

                         Nuclear           Coal          All Fuels
                      ---------------  --------------  ---------------
       IESU  - 2000       $0.594           $0.925         $0.953
             - 1999        0.581            0.899          0.914
             - 1998        0.605            0.885          0.887

       WP&L  - 2000        0.424            1.152          1.115
             - 1999        0.431            1.144          1.034
             - 1998        0.450            1.171          1.085

       IPC   - 2000        N/A              1.062          1.146
             - 1999        N/A              1.273          1.320
             - 1998        N/A              1.287          1.344

Coal - Corporate Services, as an agent of IESU, WP&L and IPC, has negotiated several agreements with different suppliers to ensure that a specified supply of coal is available at known prices for the respective utilities for calendar years 2001, 2002, and 2003. These contracts, in combination with existing agreements, provide for a portfolio of coal supplies that cover approximately 95%, 36% and 30% of the three utilities' estimated coal supply needs for the years 2001 through 2003, respectively. Management believes this portfolio of coal supplies represents a reasonable balance between the risks of insufficient supplies and those associated with larger open positions subject to price volatility in the coal markets. Remaining coal requirements will be met from either future contracts or purchases in the spot market.

The majority of the coal utilized by the utility subsidiaries is from the Wyoming Powder River Basin. A majority of this coal is transported by rail-car directly from Wyoming to the utility subsidiaries' generating facilities, with the remainder transported from Wyoming to the Mississippi River by rail-car and then via barges to the final destination. As protection against interruptions in coal deliveries, the utility subsidiaries maintain average coal inventories at their generating stations of 20 to 40 days for stations with year-round deliveries and 20 to 150 days (depending upon time of the year) for stations with seasonal deliveries.

Average fossil fuel costs are expected to increase in the future due to price/rate adjustment provisions in existing coal and transportation contracts and recent coal market trends. Price adjustment provisions in existing coal contracts are primarily based on changes in various indices (e.g. U.S. Department of Labor Statistics Producer Price Indices and Consumer Price Indices). Other factors which impact coal price adjustment provisions are mine labor agreements and, if enacted, changes in various laws and regulations. Rate adjustment provisions in transportation contracts are primarily based on changes in the Rail Cost Adjustment Factor as published by the STB (refer to "Utility Industry Outlook - Rates and Regulatory Matters" in Item 7. MD&A for information regarding a case with the STB). In addition, fuel sulfur restrictions and other environmental limitations have increased significantly and will likely further increase the difficulty and cost of obtaining adequate coal supplies. Refer to the "Notes to Consolidated Financial Statements" in Item 8. for discussion of the utilities' rate recovery of fuel costs (Note 1(j)) and for details relating to coal purchase commitments (Note 11(b)).

Purchased Power - During 2000, approximately 18%, 29% and 29% of IESU's, WP&L's and IPC's total MWh requirements, respectively, were met through purchased power. Refer to Note
11(b) of the "Notes to Consolidated Financial Statements" in
Item 8. for details relating to purchased power and transmission commitments.

Nuclear - Alliant Energy owns interests in two nuclear facilities, Kewaunee and DAEC. Kewaunee, a 532 MW (net capacity) pressurized water reactor plant, is operated by the NMC under contract to WPSC and is jointly owned by WPSC (41.2%), WP&L (41.0%) and MG&E (17.8%). In September 1998,
WPSC and MG&E finalized an arrangement in which WPSC will acquire MG&E's 17.8% share of Kewaunee. This agreement, the closing of which is contingent upon regulatory approval and the steam generator replacement in the fall of 2001, will give WPSC 59.0% ownership in Kewaunee. After the change in ownership, WPSC and WP&L will be responsible for the decommissioning of the plant. WPSC and WP&L are discussing revisions to the joint power supply agreement which will govern operation of the plant after the ownership change takes place. The Kewaunee operating license expires in 2013. DAEC, a 535 MW (net capacity) boiling water reactor plant, is operated by the NMC under contract to IESU which has a 70% ownership interest in the plant. The DAEC operating license expires in 2014. The operations of the NMC are described in greater detail below.

As co-owners of nuclear generating units, IESU and WP&L are subject to the jurisdiction of the NRC. The NRC has broad supervisory and regulatory jurisdiction over the construction and operation of nuclear reactors, particularly with regard to public health, safety and environmental considerations. The operation and design of nuclear power plants is under constant review by the NRC. IESU's and WP&L's anticipated nuclear-related construction expenditures for 2001-2005 are approximately $54 million and $29 million, respectively. Refer to "Utility Industry Outlook - Rates and Regulatory Matters" in
Item 7. MD&A for additional information regarding the operations of Kewaunee.

In April 1998, the PSCW approved WPSC's application for replacement of the two steam generators at Kewaunee. The total cost of replacing the steam generators will be approximately $120 million, with WP&L's share of the cost being approximately $49 million. Due to delays in the manufacture of the new steam generators, the replacement work originally planned for the spring of 2000 is now scheduled for the fall of 2001 and will take approximately 60 days. The remaining life of Kewaunee, of which WP&L is a co-owner, is based on the PSCW approved revised end-of-life of 2010.

In 1999, Alliant Energy, Northern States Power Company, WPSC and WEPCO announced the formation of and their investment in a jointly-owned subsidiary, the NMC, the purpose of which was to consolidate operation of the nuclear plants owned by their utility subsidiaries and to provide similar capability for other nuclear plant operators and owners. Consolidation of operation is expected to sustain long-term safety, optimize reliability and improve the operational performance of the nuclear generating plants. Alliant Energy, through its subsidiary, Alliant Energy Nuclear LLC, initially had a 25% ownership interest in the NMC. This ownership interest has been reduced to 20% with the recent addition of CMS Energy
Corporation as an additional investor in the NMC. Combined, the NMC member utility subsidiaries operated seven nuclear generating units at five sites. The original four NMC members and their utility subsidiaries have received the required state and federal regulatory approvals for operation of their respective nuclear plants by the NMC. This transfer of operating responsibility was effective August 2000. The utilities continue to own their plants, are entitled to energy generated at the plants and retain the financial obligations for the safe operation, maintenance and decommissioning of the plants. All non-bargaining employees of IESU and Corporate Services at DAEC were transferred to the NMC on January 1, 2001. In 2000, CMS
Energy Corporation announced plans to invest in the NMC in an equal share to the existing investors and declared its intention to transfer operating responsibility for the Palisades Nuclear Plant operated by its utility subsidiary, Consumers Energy Company, to the NMC upon receipt of regulatory approvals.

Public liability for nuclear accidents is governed by the Price-Anderson Amendments Act of 1988, which sets a statutory limit of $9.5 billion for liability to the public for a single nuclear power plant incident and requires nuclear power plant operators to provide financial protection for this amount. As required, IESU provides this financial protection for a nuclear incident at DAEC through a combination of liability insurance ($200 million) and industry-wide retrospective payment plans ($9.3 billion). Under the industry-wide plan, each operating licensed nuclear reactor in the U.S. is subject to an assessment in the event of a nuclear incident at any nuclear plant in the U.S. The owners of DAEC could be assessed a maximum of $88.1 million per nuclear incident, with a maximum of $10 million per incident per year (of which IESU's 70% ownership portion would be approximately $61.7 million and $7 million, respectively) if losses relating to the incident exceeded $200 million. These limits are subject to adjustments for changes in the number of participants and inflation in future years. Similarly, WP&L, as a 41% owner of Kewaunee, is subject to an overall assessment of approximately $36.1 million per incident, not to exceed $4.1 million payable in any given year.

IESU and WP&L are members of NEIL, which provides $1.9 billion of insurance coverage for IESU and $1.8 billion for WP&L on certain property losses for property damage, decontamination and premature decommissioning. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair and premature decommissioning. NEIL also provides separate coverage for additional expenses incurred during certain outages. Owners of nuclear generating stations insured through NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. NEIL's accumulated reserve funds are currently sufficient to more than cover its exposure in the event of a single incident under the primary and excess property damage or additional expense coverages. However, IESU could be assessed annually a maximum of $1.5 million for NEIL primary property, $2.8 million for NEIL excess property and $1.2 million for NEIL additional expenses if losses exceed the accumulated reserve funds. WP&L could be assessed annually a maximum of $1.1 million for NEIL primary property, $1.6 million for NEIL excess property and $0.4 million for NEIL additional expense coverage. IESU and WP&L are not currently aware of any losses that they believe are likely to result in an assessment.

In the unlikely event of a catastrophic loss at Kewaunee or DAEC, the amount of insurance available may not be adequate to cover property damage, decontamination and premature decommissioning. Uninsured losses, to the extent not recovered through rates, would be borne by WP&L or IESU, as the case may be, and could have a material adverse effect on those entities' financial condition and results of operations.

The Nuclear Waste Policy Act of 1982 assigned responsibility to the DOE to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998, in exchange for payments by contract holders. IESU and WP&L entered into such contracts and have made the agreed payments to the Nuclear Waste Fund held by the U.S. Treasury. The companies were subsequently notified by the DOE that it was not able to begin acceptance of spent nuclear fuel by the January 31, 1998 deadline. Furthermore, the DOE has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010 with the possibility of further delay being likely. Alliant Energy continues to monitor and evaluate its options for recovery of damages due to the DOE's delay in accepting spent nuclear fuel.

The Nuclear Waste Policy Act of 1982 also assigned responsibility for interim storage of spent nuclear fuel to generators of such spent nuclear fuel, such as IESU and WP&L. In accordance with this responsibility, IESU and WP&L have been and will continue storing spent nuclear fuel on site at DAEC and Kewaunee, respectively, since plant operations began and until removal of all spent nuclear fuel by the DOE to its permanent repository occurs. Interim storage activities at reactor sites, regardless of DOE delays, will extend after final reactor shutdown. Planning has begun for construction of a dry cask storage facility by IESU at DAEC to provide assurance that both the operating and post-shutdown storage needs are satisfied. With minor modifications planned for 2001, Kewaunee would have sufficient fuel storage capacity to store all of the fuel it will generate through the end of the NRC license life in 2013, however, no decisions have been made concerning post-shutdown storage needs.

The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandates that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The States of Iowa and Wisconsin are members of the six-state Midwest Interstate Low-Level Radioactive Waste Compact (Compact) which is responsible for development of any new disposal capability within the Compact member states. In 1997, the Compact commissioners voted to discontinue work on a proposed waste disposal facility in the State of Ohio because the expected cost of such a facility was comparably higher than other options currently available. Dwindling waste volumes due to increased operational efficiencies at nuclear facilities and continued access to existing disposal facilities were also reasons cited for the decision. Disposal facilities located near Barnwell, South Carolina and Clive, Utah continue to accept the low-level waste and IESU and WP&L currently ship the waste each produces to such sites, thereby minimizing the amount of low-level waste stored on-site. Given technological advances, waste compaction and the reduction in the amount of waste generated, DAEC and Kewaunee each have on-site storage capability sufficient to store low-level waste expected to be generated over at least the next ten years. While Alliant Energy is unable to predict how long these facilities will continue to accept its waste, continuing access to these facilities expands Alliant Energy's on-site storage capability indefinitely.

WPSC purchases uranium concentrates, conversion services, enrichment services, and fabrication services for nuclear fuel assemblies at Kewaunee. New fuel assemblies replace used assemblies that are removed from the reactor every 18 months and placed in storage at the plant site pending removal by the DOE. Uranium concentrates, conversion services, and enrichment services are purchased at spot market prices, through a bid process, or using existing contracts. Conversion services are complete for nuclear fuel reloads in 2001 and 2003. A fixed quantity of enrichment services are contracted through the year 2004. Additional enrichment services will be acquired under an existing contract or by purchases on the spot market. Fuel fabrication services are contracted well into the next decade. WPSC's uranium inventory policy requires that sufficient inventory exist for up to two reactor reloads of fuel. As of December 31, 2000, approximately 884,000 pounds of yellowcake (a processed form of uranium ore) or its equivalent were held in inventory for the plant.

A contract for enrichment services and enriched uranium product for DAEC with the U.S. Enrichment Corporation is effective through September 2001 and has been extended through the next delivery date, which is expected to be November 2002. Fabrication of the nuclear fuel is being performed by General Electric Company for fuel through the 2011 refueling of DAEC. IESU believes that an ample supply of uranium and enrichment services will be available in the future and intends to purchase such uranium and enrichment services as necessary on the spot market and/or via medium length (less than five years) contracts to supplement its current contracts and meet its generation requirements.

Additional discussions of various other nuclear issues relating to Kewaunee and DAEC are included in Notes 1, 3, 9, 10, 11(f) and 12 of the "Notes to Consolidated Financial Statements" in Item 8.

Power Supply - Wisconsin enacted electric reliability legislation in 1998 (Wisconsin Reliability Act) with the goal of assuring reliable electric energy for Wisconsin. The law allows the construction of merchant power plants in the state and streamlines the regulatory approval process for building new generation and transmission facilities. As a requirement of the legislation, the PSCW completed a regional transmission constraint study. The PSCW is authorized to order construction of new transmission facilities, based on the findings of its constraint study, through December 31, 2004. WP&L notes that it may take time for new transmission and power plant projects to be approved and built in Wisconsin.

In July 1998, Alliant Energy and SkyGen announced an agreement whereby SkyGen would build, own and operate a 450 MW power plant in Wisconsin. Under the agreement, Alliant Energy will purchase the capacity to meet the electric needs of its utility customers, as outlined by the Wisconsin Reliability Act. A December 2000 Wisconsin Supreme Court ruling, which upheld earlier PSCW and WDNR decisions, ends any potential legal challenges to this SkyGen project. The project is on target to be in service by June 2001.

In December 2000, WP&L and SkyGen announced an agreement whereby SkyGen would build, own and operate a 600 MW natural gas fired power plant in Wisconsin at WP&L's Rock River plant. WP&L has entered into a purchased power agreement for 453 MW of the new plant's output. The plant is scheduled to be on-line by the summer of 2003. The construction of the facility is expected to assist WP&L in meeting its growing demands for electricity, to place a greater reliance on internal generation versus purchased power and to help WP&L maintain the required 18% reserve margin in Wisconsin.

Alliant Energy expects the implementation of deregulation in its retail service territories will likely be delayed due to recent events related to California's restructured electric utility industry. While Illinois is preparing to make retail choice available to residential customers in 2002, participation in Alliant Energy's Illinois service territories is expected to be minimal.

Iowa regulators are considering a bill to encourage construction of new generating facilities in Iowa and reduce the risk to utilities in contracting for power. Regulators in Minnesota are considering a bill to ensure adequate generation and transmission facilities. In Wisconsin, the PSCW hired a consultant to perform a market power analysis for Wisconsin and the Upper Peninsula of Michigan electric markets as part of the requirements of Reliability 2000 legislation. In December 2000, the PSCW issued a report indicating that the study "provides a useful starting point for the analysis of potential horizontal market power problems in Wisconsin." The PSCW agreed that complete and immediate wholesale and retail deregulation as simulated in the study is not in the public interest, especially in light of the developments in California. The PSCW also agreed that more transmission is needed and contracts between generators and customers may be an effective form of market power mitigation and that horizontal market power issues are a complex subject that will require further study before actions to mitigate market power are considered.

In March 2001, Alliant Energy's subsidiaries announced their interest in developing new electric power generation capacity in Iowa and Wisconsin. In Iowa, IESU announced a willingness to develop up to 1,200 MW of new electric power generation over the next 10 years. In Wisconsin, WP&L filed plans with the PSCW to develop up to 800 MW of new electric power generation over the next 10 years. The Wisconsin plans include the addition of 500
MW of coal-fired and 100 MW of natural gas-fired generation by 2006 and an additional 200 MW of combined-cycle gas generation by 2011. Both the Iowa and Wisconsin proposals are subject to various conditions, including the receipt of applicable regulatory approval. At the present time, Alliant Energy's subsidiaries have not determined the expected costs or the associated financing of these proposals.

While Alliant Energy currently expects to meet utility customer demands in 2001, unanticipated reliability issues could still arise in the event of unexpected power plant outages, transmission system outages or extended periods of extremely hot weather.

Refer to "Utility Industry Outlook - Rates and Regulatory
Matters" in Item 7. MD&A for information on an IUB fuel investigation.

Electric Environmental Matters - Alliant Energy is regulated in environmental matters by a number of federal, state and local agencies. Such regulations are the result of a number of environmental laws passed by the U.S. Congress, state legislatures and local governments and enforced by federal, state and local agencies. The laws impacting Alliant Energy's operations include, but are not limited to, the Safe Drinking Water Act; Clean Air Act, as amended by the Clean Air Act Amendments of 1990; National Environmental Policy Act; Toxic Substances Control Act; Emergency Planning and Community Right-to-Know Act; Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986; Nuclear Waste Policy Act of 1982; Occupational Safety and Health Act; and the National Energy Policy Act of 1992. Alliant Energy regularly obtains federal, state and local permits to assure compliance with the environmental protection laws and regulations. Costs associated with such compliance have increased in recent years and are expected to increase moderately in the future.

Refer to "Nuclear," "Liquidity and Capital Resources -
Environmental" in Item 7. MD&A and Note 11(e) of the "Notes to
Consolidated Financial Statements" in Item 8. for further discussion of electric environmental matters.

Alliant Energy Corporation

------------------------------------------------------------------------------------------------------------------------------------
Electric Operating Information (Utility Only)           2000             1999             1998            1997             1996
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                    $567,283           $541,714         $532,676        $521,574         $506,784
     Commercial                                      349,019            329,487          317,704         307,941          296,345
     Industrial                                      501,155            476,140          477,241         455,912          428,726
                                                 -----------------------------------------------------------------------------------
       Total from ultimate customers               1,417,457          1,347,341        1,327,621       1,285,427        1,231,855
     Sales for resale                                173,148            155,801          199,128         192,346          181,365
     Other                                            57,431             45,796           40,693          37,980           27,155
                                                 -----------------------------------------------------------------------------------
       Total                                      $1,648,036         $1,548,938       $1,567,442      $1,515,753       $1,440,375
                                                 ===================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Electric Sales (000s MWh):
     Residential                                       7,161              7,024            6,826           6,851            6,826
     Commercial                                        5,364              5,260            4,943           4,844            4,720
     Industrial                                       13,092             13,036           12,718          12,320           11,666
                                                 -----------------------------------------------------------------------------------
       Total from ultimate customers                  25,617             25,320           24,487          24,015           23,212
     Sales for resale                                  4,906              5,566            7,189           6,768            7,459
     Other                                               174                162              158             161              161
                                                 -----------------------------------------------------------------------------------
       Total                                          30,697             31,048           31,834          30,944           30,832
                                                 ===================================================================================

 -----------------------------------------------------------------------------------------------------------------------------------
Customers (End of Period):
     Residential                                     799,603            790,669          781,127         772,100          762,665
     Commercial                                      123,833            122,509          121,027         119,463          117,846
     Industrial                                        2,773              2,730            2,618           2,555            2,472
     Other                                             3,316              3,282            3,267           3,281            3,207
                                                 -----------------------------------------------------------------------------------
       Total                                         929,525            919,190          908,039         897,399          886,190
                                                 ===================================================================================

 -----------------------------------------------------------------------------------------------------------------------------------
Other Selected Electric Data:
     Maximum peak hour demand (MW) (1)                 5,397             5,233            5,228            5,045            4,953
     Sources of electric energy (000s MWh):
          Coal and gas                                19,139            19,078           19,119           17,423           17,014
          Purchased power                              8,058             8,619           10,033           10,660           10,895
          Nuclear                                      4,675             4,362            4,201            3,874            4,054
          Other                                          427               528              504              565              392
                                                 -----------------------------------------------------------------------------------
            Total                                     32,299            32,587           33,857           32,522           32,355
                                                 ===================================================================================

     Revenue per KWh from ultimate
        customers (cents)                               5.53              5.32             5.42             5.35             5.31
------------------------------------------------------------------------------------------------------------------------------------

(1)  2000 and 1999 data represent the coincident peak of the entire Alliant Energy system.  1998 to 1996 data represent a summation of the individual peak demands of IESU, WP&L and IPC thus they do not represent the coincident peak of the entire Alliant Energy system.

IES Utilities Inc.

---------------------------------------------------------------------------------------------------------------------------------
Electric Operating Information                        2000             1999             1998            1997             1996
---------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                     $236,084         $230,422         $232,662        $227,496         $213,838
     Commercial                                       182,068          176,251          168,672         162,626          153,163
     Industrial                                       188,734          181,740          181,369         177,890          160,477
                                             ------------------------------------------------------------------------------------
       Total from ultimate customers                  606,886          588,413          582,703         568,012          527,478
     Sales for resale                                  31,046           28,479           45,453          25,719           37,384
     Other                                             13,527           11,058           11,267          10,539            9,411
                                             ------------------------------------------------------------------------------------
       Total                                         $651,459         $627,950         $639,423        $604,270         $574,273
                                             ====================================================================================

---------------------------------------------------------------------------------------------------------------------------------
Electric Sales (000s MWh):
     Residential                                        2,742            2,685            2,661           2,682            2,642
     Commercial                                         2,701            2,658            2,465           2,378            2,315
     Industrial                                         5,053            5,072            4,872           4,743            4,436
                                             ------------------------------------------------------------------------------------
       Total from ultimate customers                   10,496           10,415            9,998           9,803            9,393
     Sales for resale                                   1,044            1,392            1,763             794            1,746
     Other                                                 40               40               42              43               46
                                             ------------------------------------------------------------------------------------
       Total                                           11,580           11,847           11,803          10,640           11,185
                                             ===================================================================================

---------------------------------------------------------------------------------------------------------------------------------
Customers (End of Period):
     Residential                                      295,747          293,433          290,348         288,387          286,315
     Commercial                                        50,498           49,952           49,489          48,962           48,593
     Industrial                                           706              715              705             711              703
     Other                                                448              449              479             442              437
                                             ----------------------------------------------------------------------------------
       Total                                          347,399          344,549          341,021         338,502          336,048
                                             ====================================================================================

---------------------------------------------------------------------------------------------------------------------------------
Other Selected Electric Data:
     Maximum peak hour demand (MW)                      2,067            1,990            1,965           1,854            1,833
     Sources of electric energy (000s MWh):
          Coal and gas                                  6,675            6,543            6,417           5,499            4,936
          Purchased power                               2,243            3,104            3,385           2,789            4,177
          Nuclear                                       3,117            2,548            2,682           2,904            2,753
          Other                                           172              226              199             164               44
                                             -----------------------------------------------------------------------------------
            Total                                      12,207           12,421           12,683          11,356           11,910
                                             ===================================================================================

     Revenue per KWh from ultimate
        customers (cents)                                5.78             5.65             5.83            5.79             5.62
----------------------------------------------------------------------------------------------------------------------------------

Wisconsin Power and Light Company

-----------------------------------------------------------------------------------------------------------------------------------
Electric Operating Information                           2000             1999             1998             1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                       $229,668         $213,496         $198,770         $199,633        $201,690
     Commercial                                         127,199          116,947          108,724          107,132         105,319
     Industrial                                         190,085          171,118          162,771          152,073         143,734
                                               ------------------------------------------------------------------------------------
       Total from ultimate customers                    546,952          501,561          470,265          458,838         450,743
     Sales for resale                                   115,715          102,751          128,536          160,917         131,836
     Other                                               29,524           22,295           15,903           14,388           6,903
                                               ------------------------------------------------------------------------------------
       Total                                           $692,191         $626,607         $614,704         $634,143        $589,482
                                               ====================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
Electric Sales (000s MWh):
     Residential                                          3,151            3,111            2,964            2,974           2,980
     Commercial                                           2,031            1,980            1,898            1,878           1,814
     Industrial                                           4,688            4,570            4,493            4,256           3,986
                                               ------------------------------------------------------------------------------------
       Total from ultimate customers                      9,870            9,661            9,355            9,108           8,780
     Sales for resale                                     3,228            3,252            4,492            5,824           5,246
     Other                                                   63               54               59               60              57
                                               ------------------------------------------------------------------------------------
       Total                                             13,161           12,967           13,906           14,992          14,083
                                               ====================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
Customers (End of Period):
     Residential                                        362,178          355,691          350,334          343,637         336,933
     Commercial                                          49,350           48,696           47,857           46,823          45,669
     Industrial                                             974              947              909              855             815
     Other                                                1,923            1,893            1,860            1,875           1,820
                                               ------------------------------------------------------------------------------------
       Total                                            414,425          407,227          400,960          393,190         385,237
                                               ====================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
Other Selected Electric Data:
     Maximum peak hour demand (MW)                        2,508            2,397            2,292            2,253           2,124
     Sources of electric energy (000s MWh):
          Coal and gas                                    8,074            8,186            8,916            8,587           8,687
          Purchased power                                 4,017            3,436            3,923            5,744           4,494
          Nuclear                                         1,558            1,814            1,519              970           1,301
          Other                                             248              288              288              355             303
                                               ------------------------------------------------------------------------------------
            Total                                        13,897           13,724           14,646           15,656          14,785
                                               ====================================================================================

     Revenue per KWh from ultimate
             customers (cents)                             5.54             5.19             5.03             5.04            5.13
-----------------------------------------------------------------------------------------------------------------------------------

GAS UTILITY OPERATIONS
As of December 31, 2000, Alliant Energy's utility subsidiaries provided retail natural gas service to approximately 398,000 customers in approximately 486 communities in Iowa, southern and central Wisconsin, northern and northwestern Illinois and southern Minnesota. The approximate number of customers and communities served for each of the individual utilities at December 31, 2000 was as follows:

          Gas        Communities
          Customers     Served
          ---------  -------------
IESU      182,000         212
WP&L      165,000         233
IPC        51,000          41

2000 gas utility operations accounted for 22%, 19% and 15% of operating revenues and 7%, 9% and 6% of operating income for IESU, WP&L and IPC, respectively. These operations include providing gas services to transportation and retail customers.

In providing gas commodity service to retail customers, Corporate Services administers a diversified portfolio of transportation and storage contracts on behalf of each of the three utilities. Transportation contracts with NNG, NGPL and ANR allow access to gas supplies located in the U.S. and Canada. Non-traditional arrangements provide IESU and WP&L with gas delivered directly to their service territories. The maximum daily delivery capacity of the individual utilities for 2000 was as follows:

                 NNG                  NGPL                   ANR             Non-Traditional              Total
          -----------------     -----------------     ------------------     -------------------     -----------------
IESU         145,996 Dth           63,014 Dth             61,737 Dth              15,000 Dth           285,747 Dth
WP&L          75,056 Dth               --                146,467 Dth              54,400 Dth           275,923 Dth
IPC           53,595 Dth           29,750 Dth                --                       --                83,345 Dth

IESU, WP&L and IPC maintain purchase agreements with over 50 suppliers of natural gas from all gas producing regions of the U.S. and Canada. The majority of the gas supply contracts are for terms of six months or less, with the remaining supply contracts having terms up to two years. The utilities' gas supply commitments are index-based.

In addition to sales of natural gas to retail customers, IESU, WP&L and IPC provide transportation service to commercial and industrial customers by moving customer-owned gas through their distribution systems to the customers' meter.
Revenues are collected for this service pursuant to transportation tariffs.

The gas sales of the utility subsidiaries follow a seasonal pattern. There is an annual base load of gas used for cooking, heating and other purposes, with a large heating peak occurring during the winter season. Natural gas obtained from producers, marketers and brokers, as well as gas in storage, is utilized to meet the peak heating season requirements. Storage contracts allow the utilities to purchase gas in the summer, store the gas in underground storage fields and deliver it in the winter. Gas storage met approximately 24%, 29% and 17% of IESU's, WP&L's and IPC's annual gas requirements in 2000, respectively.

Refer to the "Notes to Consolidated Statements" in Item 8. for discussion of rate recovery mechanisms for natural gas costs
(Note 1(j)) and for discussion of gas commitments (Note
11(b)).

Gas Environmental Matters - Refer to Note 11(e) of the "Notes to Consolidated Financial Statements" in Item 8. for discussion of gas environmental matters.

Alliant Energy Corporation

-----------------------------------------------------------------------------------------------------------------------------------
Gas Operating Information (Utility Only)                     2000            1999            1998           1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                           $245,697        $185,090       $175,603      $225,542        $216,268
     Commercial                                             127,104          89,118         85,842       115,858         108,187
     Industrial                                              27,752          21,855         20,204        27,393          27,569
     Transportation/other                                    14,395          18,256         13,941        25,114          23,931
                                                    -------------------------------------------------------------------------------
       Total                                               $414,948        $314,319       $295,590      $393,907        $375,955
                                                    ===============================================================================

-----------------------------------------------------------------------------------------------------------------------------------
Gas Sales (000s Dekatherms):
     Residential                                             32,026          30,309         28,378        33,894          37,165
     Commercial                                              19,696          18,349         17,760        21,142          22,613
     Industrial                                               5,350           5,963          5,507         6,217           6,856
     Transportation/other                                    43,931          46,954         52,389        56,719          55,240
                                                    -------------------------------------------------------------------------------
       Total                                                101,003         101,575        104,034       117,972         121,874
                                                    ===============================================================================
-----------------------------------------------------------------------------------------------------------------------------------
Customers at End of Period
  (Excluding Transportation/Other):
     Residential                                           351,990          347,533        342,586      337,956         331,919
     Commercial                                             44,654           44,289         43,825       43,316          42,658
     Industrial                                                953            1,037            982          963           1,022
                                                    -------------------------------------------------------------------------------
       Total                                               397,597          392,859        387,393      382,235         375,599
                                                    ===============================================================================
-----------------------------------------------------------------------------------------------------------------------------------
Other Selected Gas Data:
     Revenue per Dth sold
            (excluding transportation/other)                 $7.02            $5.42          $5.45        $6.02           $5.28
     Purchased gas costs per Dth sold
            (excluding transportation/other)                 $4.88            $3.30          $3.22        $4.23           $3.61
-----------------------------------------------------------------------------------------------------------------------------------

IES Utilities Inc.

----------------------------------------------------------------------------------------------------------------------------------
Gas Operating Information                                   2000            1999           1998            1997           1996
----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                           $117,132        $88,302         $86,821       $110,663         $97,708
     Commercial                                              57,671         40,459          39,928         54,383          46,966
     Industrial                                              15,377         11,543          10,422         13,961          12,256
     Transportation/other                                     6,001          5,521           4,108          4,510           3,934
                                                       ---------------------------------------------------------------------------
       Total                                               $196,181       $145,825        $141,279       $183,517        $160,864
                                                       ===========================================================================

----------------------------------------------------------------------------------------------------------------------------------
Gas Sales (000s Dekatherms):
     Residential                                             14,829         13,778          13,803         16,317          17,680
     Commercial                                               8,753          8,077           8,272          9,602          10,323
     Industrial                                               3,063          3,291           3,089          3,318           3,796
     Transportation/other                                    10,061         10,236          11,316         10,321          10,341
                                                       ---------------------------------------------------------------------------
       Total                                                 36,706         35,382          36,480         39,558          42,140
                                                       ===========================================================================

----------------------------------------------------------------------------------------------------------------------------------
Customers at End of Period
  (Excluding Transportation/Other):
     Residential                                            160,357        158,705         157,135        155,859         154,457
     Commercial                                              21,751         21,661          21,530         21,431          21,364
     Industrial                                                 365            383             398            399             417
                                                       ---------------------------------------------------------------------------
       Total                                                182,473        180,749         179,063        177,689         176,238
                                                       ===========================================================================

----------------------------------------------------------------------------------------------------------------------------------
Other Selected Gas Data:
     Revenue per Dth sold
        (excluding transportation/other)                      $7.14          $5.58           $5.45          $6.12           $4.94
     Purchased gas cost per Dth sold
        (excluding transportation/other)                      $5.12          $3.51           $3.36          $4.33           $3.27
----------------------------------------------------------------------------------------------------------------------------------

Wisconsin Power and Light Company

----------------------------------------------------------------------------------------------------------------------------------
Gas Operating Information                                     2000            1999           1998            1997           1996
----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                            $96,204        $69,662         $65,173        $84,513         $90,382
     Commercial                                              54,512         35,570          33,898         45,456          46,703
     Industrial                                               8,581          6,077           5,896          8,378          11,410
     Transportation/other                                     5,855          9,461           6,770         17,536          17,132
                                                       --------------------------------------------------------------------------
       Total                                               $165,152       $120,770        $111,737       $155,883        $165,627
                                                       ===========================================================================

----------------------------------------------------------------------------------------------------------------------------------
Gas Sales (000s Dekatherms):
     Residential                                             12,769         12,070          10,936         12,770          14,297
     Commercial                                               8,595          7,771           7,285          8,592           9,167
     Industrial                                               1,476          1,520           1,422          1,714           1,997
     Transportation/other                                    13,680         13,237          12,948         17,595          18,567
                                                       ---------------------------------------------------------------------------
       Total                                                 36,520         34,598          32,591         40,671          44,028
                                                       ===========================================================================

----------------------------------------------------------------------------------------------------------------------------------
Customers at End of Period
  (Excluding Transportation/Other):
     Residential                                            146,690        144,015         141,065        137,827         133,580
     Commercial                                              17,583         17,380          17,058         16,653          16,083
     Industrial                                                 513            576             506            488             529
                                                       ---------------------------------------------------------------------------
       Total                                                164,786        161,971         158,629        154,968         150,192
                                                       ===========================================================================

----------------------------------------------------------------------------------------------------------------------------------
Other Selected Gas Data:
     Revenue per Dth sold
        (excluding transportation/other)                      $6.97          $5.21           $5.34          $6.00           $5.83
     Purchased gas cost per Dth sold
        (excluding transportation/other)                      $4.69          $3.00           $3.13          $4.30           $4.12
----------------------------------------------------------------------------------------------------------------------------------

D. INFORMATION RELATING TO NON-REGULATED OPERATIONS

Resources manages its wholly-owned subsidiaries and additional investments through five distinct platforms: Integrated
Services, International, Investments, Mass Marketing and
Trading.

Integrated Services - offers a wide range of energy and environmental services for businesses across the U.S. From on-site generation and waste-water treatment to energy management and indoor air quality, ISCO helps clients increase the productivity, profitability and efficiency of their operations. Alliant Energy Integrated Services Company, which changed its name from Alliant Energy Industrial Services, Inc. in early 2001, is executing its growth strategy as a full-service, national energy-services company. The new name reflects the breadth of services the group of companies provides as well as the strength of the partnerships it seeks to build with customers. In December 2000, Resources acquired EUA Cogenex Corporation and Energy Performance Services, Inc. These two companies are being merged with ISCO's wholly-owned subsidiary Industrial Energy Applications, Inc. to form a new company, Cogenex, to provide business customers with on-site energy services. In December 2000, Resources also invested in and developed a strategic partnership with Enermetrix.com, Inc., an Internet-based energy-procurement retailer for commercial and industrial customers, adding to the portfolio of services that ISCO provides. In addition to these recent acquisitions, ISCO is also a holding company for Heartland Energy Group, Inc. (HEG), RMT, Inc. (RMT) and Alliant Energy Integrated Services Company - Energy Solutions L.L.C. (Energy Solutions). HEG offers commodities-based energy services primarily related to supplying natural gas and owns several natural gas and oil gathering systems in Texas. RMT is a Madison, Wisconsin based environmental and engineering consulting company that serves clients nationwide in a variety of industrial market segments. RMT specializes in consulting on solid and hazardous waste management, ground water quality protection, industrial design and hygiene engineering, and air and water pollution control. Energy Solutions provides energy consulting services to commercial and industrial customers.

International - has invested in energy generation and distribution companies and projects in developing markets throughout the world. Currently, International has utility operations in Brazil, New Zealand, Australia and China and an investment in debentures of a development project in Mexico. International has focused on these locations because of its belief that they offer a growing demand for energy and are receptive to foreign investment. International also has developed partnerships with other entities who have intimate knowledge of each local market's business trends and customs. International's subsidiaries include Alliant Energy Holdings do Brasil Ltda. (Brasil), Alliant International New Zealand Limited (New Zealand), Alliant Energy Australia Pty. Ltd. (Australia), Grandelight Holding Ltd. (Grandelight), Interstate Energy Corporation Pte Ltd. (IECP), Alliant Energy Renewable Resources Ltd. (AERR) and Alliant Energy de Mexico L.L.C. (Mexico). Brasil has non-controlling equity investments in several Brazilian utility entities. New Zealand holds a non-controlling equity investment in TrustPower Ltd., a New Zealand utility entity. Australia holds a non-controlling equity investment in Southern Hydro Partnership, a hydroelectric generation company in Australia. Grandelight holds an investment in Peak Pacific Investment Company Ltd. (Peak Pacific). Peak Pacific has been formed to develop investment opportunities in generation infrastructure projects in China. IECP holds a non-controlling equity investment in two individual cogeneration facilities in China. AERR has been formed for the purpose of investing in international renewable resource projects. Mexico is organized to provide utility-related services to a resort community in Mexico, of which International has an investment in debentures. (Although Mexico is a wholly-owned subsidiary of International, Mexico is managed by ISCO.) Refer to Note 9 of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8. for additional information related to Alliant Energy's investments in foreign entities.

Investments - invests in businesses supporting Alliant Energy's strategic focus. Investments is a holding company whose primary wholly-owned subsidiaries include Heartland Properties, Inc. (HPI) and Iowa Land and Building Company (Iowa Land). HPI is responsible for performing asset management and facilitating the development and financing of high quality, affordable housing in Alliant Energy's utility service territory. Investments and HPI have an ownership interest in approximately 80 such properties. Capital Square provides mortgage-banking services to facilitate HPI's development and financing efforts in the affordable housing market. Iowa Land is organized to pursue real estate and economic development activities in

IESU's service territory. Investments also has direct and indirect equity interests in various real estate ventures, primarily concentrated in Cedar Rapids, and holds other passive investments including an equity interest in McLeod. Refer to
Note 9 of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8. for further discussion of the McLeod investment. Investments also manages other wholly-owned subsidiaries of Resources including Whiting and Transportation. Whiting is organized to purchase, develop and produce crude oil and natural gas. Transportation is a holding company whose wholly-owned subsidiaries include the Cedar Rapids and Iowa City Railway Company (CRANDIC), Williams Bulk Transfer Inc. (Williams) and Transfer Services, Inc. (Transfer). CRANDIC is a short-line railway that renders freight service between Cedar Rapids and Iowa City. Williams' and Transfer's operations include transloading and storage services. Transportation also has a 75% equity investment in IEI Barge Services, Inc. (Barge) which provides barge terminal and hauling service on the Mississippi River.

In 2000, Resources also invested in distributed resources by purchasing equity interests in Capstone and a venture capital fund specializing in emerging energy-technology companies called Nth Power Technologies Fund II, LP. While complementing Alliant Energy's successful core utility operations, these value-producing ventures allow Alliant Energy to stay on the cutting edge of energy industry technology.

Mass Marketing - focused on developing and marketing energy-related products and services that enhance customers' comfort, security and lifestyles. Key programs include a home-appliance-repair protection plan, as well as home-protection and energy-efficiency products. In 2000, this division expanded its catalog business by opening an on-line storefront full of energy-smart products designed to help keep Alliant Energy's customers safe, warm and comfortable (powerhousecatalog.com). In addition, an investment in SmartEnergy, Inc., an Internet-based company that sells power to residential customers in deregulated states, positions Alliant Energy to deliver value from the evolving retail energy market.

Trading - Resources and international commodity trader Cargill are partners in the joint venture Cargill-Alliant, L.L.C. (Cargill-Alliant), an energy-trading company. In an increasingly volatile market, this growing endeavor helps utilities, municipalities, cooperative wholesale customers and large retail customers in competitive markets reduce their electricity costs and better manage their energy risks. Additionally, Cargill-Alliant connects with another market segment by providing fuel supply management (coal, oil and natural gas), plant operations assistance and risk-management consultation.

ITEM 2.  PROPERTIES

WP&L
WP&L's principal electric generating stations at December 31, 2000, were as follows:



                         Name and Location                       Primary Fuel                   2000 Summer Capability
                            of Station                               Type                            in Kilowatts
------------------------------------------------------------   -----------------     ----------------------------------------------
    Kewaunee Nuclear Power Plant, Kewaunee, WI                 Nuclear                                            207,050    (1)

    Nelson Dewey Generating Station, Cassville, WI             Coal                         227,470
    Edgewater Generating Station #3, Sheboygan, WI             Coal                          76,000
    Edgewater Generating Station #4, Sheboygan, WI             Coal                         231,880   (2)
    Edgewater Generating Station #5, Sheboygan, WI             Coal                         306,000   (3)
    Columbia Energy Center, Portage, WI                        Coal                         489,720   (4)
                                                                                     ----------------
          Total Coal                                                                                            1,331,070

    Blackhawk Generating Station, Beloit, WI                   Gas                           57,500
    Rock River Generating Station, Beloit, WI                  Gas                          162,000
    Rock River Combustion Turbine, Beloit, WI                  Gas                          159,500
    South Fond du Lac Combustion Turbine
        Units 2 and 3, Fond du Lac, WI                         Gas                          167,640
    Sheepskin Combustion Turbine, Edgerton, WI                 Gas                           37,000
                                                                                     ----------------
          Total Gas                                                                                               583,640

    Kilbourn Hydro Plant, Wisconsin Dells, WI                  Hydro                          9,000
    Prairie du Sac Hydro Plant, Prairie du Sac, WI             Hydro                         30,000
    Petenwell/Castle Rock Hydro Plants,
        Wisconsin Rapids, WI                                   Hydro                         13,300   (5)
                                                                                     ----------------
          Total Hydro                                                                                              52,300
                                                                                                            ----------------

         Total generating capability                                                                            2,174,060
                                                                                                            ================


All  KWs  shown  below  represent  the  2000  summer   generating
capability.

      (1) Represents WP&L's 41% ownership interest in this 505,000 KW generating station, which is operated by WPSC.
      (2) Represents WP&L's 68.2% ownership interest in this 340,000 KW generating unit, which is operated by WP&L.
      (3) Represents WP&L's 75% ownership interest in this 408,000 KW generating unit, which is operated by WP&L.
      (4) Represents WP&L's 46.2% ownership interest in this 1,060,000 KW generating station, which is operated by WP&L.
      (5) Represents WP&L's 33.3% ownership interest in this 40,000 KW hydro plant, which is operated by Wisconsin River Power Company.

WP&L owns 2,699 miles of electric transmission lines and 279 substations located adjacent to the communities served, of which substantially all are in Wisconsin. Substantially all of WP&L's facilities are subject to the lien of its First Mortgage Bond indenture and are suitable for their intended use. Refer to "Utility Industry Outlook" in Item 7. MD&A for information related to WP&L's investment in ATC.

IESU
IESU's principal electric generating stations at December 31, 2000, were as follows:


                         Name and Location                                 Primary Fuel             2000 Summer Capability
                            of Station                                         Type                      in Kilowatts
--------------------------------------------------------------------     ----------------- ----------------------------------------

    Duane Arnold Energy Center, Palo, Iowa                               Nuclear                                      364,000    (1)

    Ottumwa Generating Station, Ottumwa, Iowa                            Coal                   324,000   (2)
    Prairie Creek Station, Cedar Rapids, Iowa                            Coal                   212,500
    Sutherland Station, Marshalltown, Iowa                               Coal                   137,000
    Sixth Street Station, Cedar Rapids, Iowa                             Coal                    65,000
    Burlington Generating Station, Burlington, Iowa                      Coal                   214,870
    George Neal Unit 3, Sioux City, Iowa                                 Coal                   144,200   (3)
                                                                                           --------------
          Total Coal                                                                                                1,097,570

    Peaking Turbines, Marshalltown, Iowa                                 Oil                    216,400
    Centerville Combustion Turbines, Centerville, Iowa                   Oil                     62,000
    Diesel Stations, all in Iowa                                         Oil                      8,300
                                                                                           --------------
          Total Oil                                                                                                   286,700

    Grinnell Station, Grinnell, Iowa                                     Gas                     30,000
    Agency Street Combustion Turbines,
        West Burlington, Iowa                                            Gas                     76,700
    Burlington Combustion Turbines, Burlington, Iowa                     Gas                     68,000
    Red Cedar Combustion Turbine, Cedar Rapids, IA                       Gas                     22,700
                                                                                           --------------
          Total Gas                                                                                                   197,400
                                                                                                                ----------------

         Total generating capability                                                                                1,945,670
                                                                                                                ================

All  KWs  shown  below  represent  the  2000  summer   generating
capability.

      (1) Represents IESU's 70% ownership interest in this 520,000 KW generating station, which is operated by IESU.
      (2) Represents IESU's 48% ownership interest in this 675,000 KW generating station, which is operated by IESU.
      (3) Represents IESU's 28% ownership interest in this 515,000 KW generating station, which is operated by MidAmerican Energy Company.

IESU owns 4,448 miles of electric transmission lines and 577 substations, substantially all located in Iowa. IESU's principal properties are suitable for their intended use and are held subject to liens of indentures relating to its bonds.

IPC
IPC's principal electric generating stations at December 31, 2000, were as follows:


                              Name and Location                      Primary Fuel                  2000 Summer Capability
                                 of Station                              Type                           in Kilowatts
---------------------------------------------------------------    -----------------      -----------------------------------------
    Dubuque Units 2, 3 and 4, Dubuque, IA                          Coal                           81,500
    M. L. Kapp Plant Units 1 and 2, Clinton, IA                    Coal                          254,900
    Lansing Units 1, 2, 3 and 4, Lansing, IA                       Coal                          323,000
    George Neal Unit 4, Sioux City, IA                             Coal                          141,900  (1)
    Louisa Unit 1, Louisa, IA                                      Coal                           28,400  (2)
                                                                                          ---------------
          Total Coal                                                                                                   829,700

    Fox Lake Plant Units 1, 2 and 3, Sherburn, MN                  Gas                                                 113,500

    Montgomery Combustion Turbine Unit 1, Montgomery, MN           Oil                            22,200
    Fox Lake Plant Combustion Turbine Unit 4, Sherburn, MN         Oil                            21,300
    Lime Creek Plant Combustion Turbine
        Units 1 and 2, Mason City, IA                              Oil                            70,400
    Dubuque Diesel Units 1 and 2, Dubuque, IA                      Oil                             4,600
    Hills Diesel Units 1 and 2, Hills, MN                          Oil                             4,000
    Lansing Diesel Units 1 and 2, Lansing, IA                      Oil                             2,000
                                                                                          ---------------
          Total Oil                                                                                                    124,500
                                                                                                                 ---------------

         Total generating capability                                                                                 1,067,700
                                                                                                                 ==============

All  KWs  shown  below  represent  the  2000  summer   generating
capability.

      (1) Represents IPC's 21.5% ownership interest in this 660,000 KW generating station, which is operated by MidAmerican Energy Company.
      (2) Represents IPC's 4% ownership interest in this 710,000 KW generating station, which is operated by MidAmerican Energy Company.

IPC owns 2,600 miles of electric transmission lines and 222 substations located in Iowa, Illinois and Minnesota.
Substantially all of IPC's facilities are subject to the lien of its bond indenture securing IPC's outstanding First Mortgage
Bonds and are suitable for their intended use.

Resources
Resources' principal properties as of December 31, 2000 were as follows:

    Whiting - owns oil and gas properties in 19 states within the U.S. Proven developed reserves were 14.9 million barrels of oil and 134.4 million Dths of gas.
    Investments, including HPI - provides affordable housing in the Midwest and has a majority ownership in approximately 80 properties with a December 31, 2000 net book value of approximately $125 million and has a consolidated real estate venture with approximately 236,000 square feet of office space in Cedar Rapids, Iowa with a December 31, 2000 net book value of approximately $13 million.
    Peak Pacific - owns six combined heat and power plants located in China.
    IEA - offers standby generation, cogeneration, steam production and propane air systems.
    HEG (IEA at December 31, 2000) - owns an interest in natural gas gathering systems and an oil gathering system which had 200 miles and 198 miles, respectively, of pipeline in Texas. CRANDIC - has 112 railroad track miles all located within Iowa.

ITEM 3.  LEGAL PROCEEDINGS
Alliant Energy
In an effort to grow and expand as a Wisconsin-based company, Alliant Energy and WP&L filed a federal lawsuit in October 2000, seeking declaratory relief regarding whether certain provisions of WUHCA are unconstitutional as a violation of the interstate commerce and equal protection provisions of the U.S. constitution. Alliant Energy and WP&L are challenging the provisions of WUHCA which restrict ownership in utility holding companies, limit the investments those companies can make and place significant restrictions on companies that invest in Wisconsin utility holding companies. Alliant Energy and WP&L also requested that the court consider the constitutionality of issues related to the asset cap on non-utility investments imposed by WUHCA. Alliant Energy and WP&L were seeking only declaratory relief and not damages in the litigation. In February 2001, the lawsuit was dismissed based on lack of allegations of "injury in fact." Alliant Energy and WP&L have filed a motion for reconsideration with the court, which is currently pending.

In July 1999, the PSCW found that Alliant Energy was in violation of the PSCW's merger order because after Alliant Energy exercised its right to withdraw from the Midwest ISO, it had no proposal on file with the PSCW either to be in an ISO or to spin off its transmission assets (Alliant Energy has subsequently rejoined the Midwest ISO). The PSCW deferred consideration of any remedies. Both Alliant Energy and the intervenors in the proceeding had appealed the PSCW's decision to the Dane County Circuit Court. The Court consolidated the appeals into one proceeding and subsequently remanded the proceeding back to the PSCW on the grounds that the PSCW's order was not final. The PSCW has not taken any further action in this matter since the remand.

Alliant Energy received an adverse ruling in 1999 from a U.S. district court judge dealing with an income tax refund claim Alliant Energy filed relating to capital losses disallowed under audit by the IRS. The district court judge also disallowed certain related deductions allowed by the IRS as an offset against a tax refund due to Alliant Energy. Alliant Energy has appealed the district court's ruling and such appeal is pending. The IRS has appealed the decision which led to the tax refund due to Alliant Energy and this appeal is also pending. Alliant Energy believes the resolution of these issues will not have a material adverse impact on its financial condition or results of operations.

IESU
IESU and IPC have appealed to the Iowa State Board of Tax Review, an agency of the State of Iowa, regarding assessments of Iowa property tax made by the Director of the Iowa Department of Revenue and Finance. The appeals involve assessments for the years 1994 through 1998 and seek reduction of the assessments reflecting the true value of the operating property of the companies. At the present time, IESU and IPC cannot predict what impact, if any, the appeals process will have on their financial condition or results of operations.

WP&L
In the second quarter of 1999, WP&L received a demand for arbitration from MG&E pursuant to the terms of joint plant operating agreements between the parties regarding issues of ownership and operation of the Columbia Energy Center. In March 2001, an arbitration panel issued its decision upholding WP&L's position that the plant was well-operated and maintained and in compliance with the terms of the joint plant operating agreements.

Refer to "Liquidity and Capital Resources - Environmental" in
Item 7. MD&A for information related to an EPA investigation regarding WP&L's major coal-fired generating units in Wisconsin.

Environmental Matters
The information required by Item 3 with regards to environmental matters is included in "C. Information Relating to Utility Operations - Electric Utility Operations - Nuclear" in Item 1. Business, "Liquidity and Capital Resources -
Environmental" in Item 7. MD&A and Note 11(e) of the "Notes to
Consolidated Financial Statements" in Item 8., which information is incorporated herein by reference.

Rate Matters
The information required by Item 3 with regards to rate matters is included in "Utility Industry Outlook - Rates and Regulatory
Matters" in Item 7. MD&A, which information is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

EXECUTIVE OFFICERS OF THE REGISTRANTS
-------------------------------------
Information relating to the executive officers of Alliant
Energy, IESU and WP&L is included in Item 10. Directors and
Executive Officers of the Registrants.

                             PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Alliant Energy's common stock trades on the New York Stock
Exchange under the symbol "LNT." Quarterly sales price ranges and dividends with respect to Alliant Energy's common stock were as follows:

                                         2000                                                      1999
                 -----------------------------------------------------    --------------------------------------------------------
 Quarter             High                Low              Dividend             High                Low               Dividend
 First               $37 3/4            $26 7/16            $0.50              $32 3/8             $26 3/8              $0.50
 Second               31 7/8             25 3/4              0.50               30 7/8              26 1/2               0.50
 Third                31 1/4             26 1/8              0.50               30 1/16             26 3/4               0.50
 Fourth               32 1/8             28 5/8              0.50               28 13/16            25 3/16              0.50
                 -------------     -----------------    --------------    ---------------     --------------     -----------------
   Year              $37 3/4            $25 3/4             $2.00              $32 3/8             $25 3/16             $2.00
                 =============     =================    ==============    ===============     ==============     =================

Stock closing price at December 31, 2000:  $31 7/8

Although Alliant Energy's practice has been to pay common stock dividends quarterly, the timing of payment and amount of future dividends are necessarily dependent upon earnings, financial requirements and other factors.

At December 31, 2000, there were approximately 60,883 holders of record of Alliant Energy's stock including underlying holders in Alliant Energy's Shareowner Direct Plan.

Alliant Energy is the sole common shareowner of all 13,370,788 shares of IESU Common Stock currently outstanding. During 2000, 1999 and 1998, IESU declared dividends on its common stock of $59 million, $88 million and $19 million, respectively, to its parent. No dividend payments were made in the last three quarters of 1998 due to merger-related tax considerations. As a result, the dividend payment in the first quarter of 1999 was larger than IESU's historical quarterly payment. Under certain circumstances, IESU has the right under terms of its debentures to extend interest payments for periods not to exceed 20 consecutive quarters. It is IESU's current intent not to exercise such right. In the event IESU did exercise this right, it would limit IESU's ability to pay dividends, among other things.

Alliant Energy is the sole common shareowner of all 13,236,601 shares of WP&L common stock currently outstanding. WP&L did not declare common stock dividends during 2000 due to management of its capital structure. During 1999 and 1998, WP&L paid dividends on its common stock of $58 million each year to its parent. WP&L's common stock dividends are restricted to the extent that such dividends would reduce the common stock equity ratio to less than 25%. Under rate order UR-110, the PSCW ordered that it must approve the payment of dividends by WP&L to Alliant Energy that are in excess of the level forecasted in the rate order ($58.3 million), if such dividends would reduce WP&L's average common equity ratio below 52.00% of total capitalization. The dividends paid by WP&L to Alliant Energy since the rate order was issued have not exceeded the level forecasted in the rate order.

Alliant Energy's utility subsidiaries each have common stock dividend restrictions based on their respective bond indentures and articles of incorporation. Each utility has restrictions on the payment of common stock dividends that are commonly found with preferred stock. In addition, IESU's and IPC's ability to pay common stock dividends is restricted based on requirements associated with sinking funds.

ITEM 6.  SELECTED FINANCIAL DATA

Alliant Energy Corporation

------------------------------------------------------------------------------------------------------------------------------------
Financial Information                                         2000 (1)        1999 (2)       1998 (3)         1997           1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands except for per share data)
Income Statement Data:
     Operating revenues (4)                                  $2,404,984     $2,127,973     $2,130,874     $2,300,627     $2,232,840
     Operating expenses (4)                                   2,023,928      1,751,438      1,847,572      1,964,244      1,867,401
     Operating income                                           381,056        376,535        283,302        336,383        365,439
     Income before discontinued operations
          and cumulative effect of a change
          in accounting principle, net of tax                   381,954        196,581         96,675        144,578        157,088
     Discontinued operations, net of tax                           --             --             --             --           (1,297)
     Cumulative effect of a change in accounting
          principle, net of tax                                  16,708           --             --             --             --
     Net income                                                 398,662        196,581         96,675        144,578        155,791
------------------------------------------------------------------------------------------------------------------------------------
Common Stock Data:
     Weighted average common shares outstanding
           - basic (000s)                                        79,003         78,352         76,912         76,210         75,481
     Weighted average common shares outstanding
           - diluted (000s)                                      79,193         78,395         76,929         76,212         75,484
     Return on average common equity (5)                           19.0%          10.5%           6.0%           9.5%          11.0%
     Per Share Data:
          Earnings per average common share - basic:
               Income before discontinued operations and
                    cumulative effect of a change in
                    accounting principle                          $4.84          $2.51          $1.26          $1.90          $2.08
               Discontinued operations                               --             --             --             --         ($0.02)
               Cumulative effect of a change in accounting
                    principle                                     $0.21             --             --             --             --
               Net income                                         $5.05          $2.51          $1.26          $1.90          $2.06
          Earnings per average common share - diluted:
               Income before discontinued operations and
                    cumulative effect of a change in
                    accounting principle                          $4.82          $2.51          $1.26          $1.90          $2.08
               Discontinued operations                             --             --             --             --           ($0.02)
               Cumulative effect of a change in
                    accounting principle                          $0.21           --             --             --             --
               Net income                                         $5.03          $2.51          $1.26          $1.90          $2.06
          Dividends declared per common share                     $2.00          $2.00          $2.00          $2.00          $1.97
          Book value at year-end (5)                             $25.79         $27.29         $20.69         $21.24         $18.91
          Market value at year-end                               $31.88         $27.50         $32.25         $33.13         $28.13
------------------------------------------------------------------------------------------------------------------------------------
Other Selected Financial Data:
     Construction and acquisition expenditures               $1,066,464       $478,573       $372,058       $328,040       $412,274
     Total assets at year-end (5)                            $6,733,766     $6,075,683     $4,959,337     $4,923,550     $4,639,826
     Long-term obligations, net                              $2,128,496     $1,660,558     $1,713,649     $1,604,305     $1,444,355
     Times interest earned before income taxes (6)                4.61X          3.38X          2.25X          2.90X          3.38X
     Capitalization Ratios:
          Common equity (5)                                         50%            57%            49%            51%            52%
          Preferred stock                                            3%             3%             4%             3%             4%
          Long-term debt, excluding current portion                 47%            40%            47%            46%            44%
                                                         --------------------------------------------------------------------------
               Total                                               100%           100%           100%           100%           100%
                                                         ==========================================================================

-----------------------------------------------------------------------------------------------------------------------------------

(1)  Includes $204 million ($2.58 per diluted share) of non-cash income related to Alliant Energy's adoption of SFAS 133 on
        July 1, 2000 and $16 million ($0.20 per diluted share) of net income from gains on sales of McLeod stock in 2000.
(2)  Includes $25 million ($0.32 per diluted share) of net income from gains on sales of McLeod stock in 1999.
(3)  The 1998 financial results reflect the recording of $54 million of pre-tax merger-related charges.
(4)  The 1999 results have been reclassified on a basis consistent with current year presentation; such reclassifications had no impact on operating income or net income.
(5)  In the third quarter of 1997, Alliant Energy began adjusting the carrying value of its investments in McLeod to its estimated fair value, pursuant to the applicable accounting rules.  At December 31, 2000, 1999, 1998 and 1997, the adjustment reflected an unrealized gain of approximately $543 million, $1.1 billion, $291 million and $299 million, respectively, with a net of tax increase to common equity of $317 million, $640 million, $170 million and $175 million, respectively.
(6)  Represents income before income taxes plus preferred dividend requirements of subsidiaries plus interest expense divided by interest expense.



IESU                                                                        Year Ended December 31,
------
                                                2000                1999                1998              1997               1996
                                          ------------------------------------------------------------------------------------------
                                                                              (in thousands)
Operating revenues                            $876,006            $800,696           $806,930           $813,978          $754,979
Earnings available for common stock             73,509              65,532             60,996             57,879            62,815
Cash dividends declared on common stock         58,633              87,951             18,840             56,000            44,000
Total assets                                 1,819,306           1,755,808          1,788,978          1,768,929         1,765,044
Long-term obligations, net                     597,167             641,559            677,804            688,719           560,199

The 1998 financial results reflect the recording of $17 million of pre-tax merger-related charges.

WP&L                                                                        Year Ended December 31,
-----
                                                2000               1999                1998              1997               1996
                                         -------------------------------------------------------------------------------------------
                                                                             (in thousands)

Operating revenues                           $862,381           $752,505            $731,448          $794,717          $759,275
Earnings available for common stock            68,126             67,520              32,264            67,924            79,175
Cash dividends declared on common stock            --             58,353              58,341            58,343            66,087
Total assets                                1,857,024          1,766,135           1,685,150         1,664,604         1,677,814
Long-term obligations, net                    569,309            471,648             471,554           420,414           370,634

The 1998 financial results reflect the recording of $17 million of pre-tax merger-related charges.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                   FORWARD-LOOKING STATEMENTS

Statements contained in this report (including MD&A) that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: weather effects on sales and revenues; general economic conditions in the utility subsidiaries' service territories; federal, state and international regulatory or government actions, including issues associated with the deregulation of the domestic utility industry and the setting of rates and recovery of costs; unanticipated construction and acquisition expenditures; issues related to stranded costs and the recovery thereof; unanticipated issues related to the supply of purchased electricity and price thereof; unexpected issues related to the operations of Alliant Energy's nuclear facilities; unanticipated costs associated with certain environmental remediation efforts being undertaken by Alliant Energy; Alliant Energy's ability to successfully implement its growth strategy, including the acquisition and operation of foreign companies; unanticipated developments that adversely impact Alliant Energy's strategy to grow its non-regulated businesses; material changes in the value of Alliant Energy's investments in McLeod and Capstone; technological developments; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; political, legal, economic and exchange rate conditions in foreign countries Alliant Energy has investments in; and changes in the rate of inflation.

                    UTILITY INDUSTRY OUTLOOK

Overview  - As a public  utility  holding  company  with  significant
--------
utility assets, Alliant Energy competes in an ever-changing utility industry. Electric energy generation, transmission and distribution are in a period of fundamental change resulting from legislative, regulatory, economic and technological changes. These changes impact competition in the electric wholesale and retail markets as customers of electric utilities are being offered alternative suppliers. Such competitive pressures could result in electric utilities losing customers and incurring stranded costs (i.e., assets and other costs rendered unrecoverable as the result of competitive pricing) which would be borne by security holders if the costs cannot be recovered from customers.

Alliant Energy's utility subsidiaries are currently subject to regulation by FERC, and state regulation in Iowa, Wisconsin, Minnesota and Illinois. FERC regulates competition in the electric wholesale power generation market and each state regulates whether to permit retail competition, the terms of such retail competition and the recovery of any portion of stranded costs that are ultimately determined to have resulted from retail competition. Alliant Energy cannot predict the timing of a restructured electric industry or the impact on its financial condition or results of operations but does believe it is well positioned to compete in a deregulated competitive market. Although Alliant Energy ultimately believes that the electric industry will be deregulated, the pace of deregulation in its retail electric service territories will likely be delayed due to recent events related to California's restructured electric utility industry.

In 1999, Wisconsin enacted "Reliability 2000" legislation which included, among other items, the formation of a Wisconsin transmission company (American Transmission Company, or ATC) for those Wisconsin utility holding companies who elected to take advantage of the modified asset cap law and others who elected to join. ATC received all necessary regulatory approvals and began operations on January 1, 2001. WP&L, including South Beloit, transferred its transmission assets (approximate net book value of $177 million) to ATC on January 1, 2001. WP&L will receive cash of $88 million in 2001 and currently has an $89 million equity investment in ATC, resulting in no gain or loss for WP&L. WP&L does not expect this transfer to result in a significant impact on its financial condition or results of operations because it believes FERC will allow WP&L to earn a return on the contributed assets comparable to the return currently allowed by the PSCW and FERC. In addition to transferring its transmission assets, WP&L also transferred ownership of its System Operations Center to ATC. WP&L's ownership percentage in ATC is approximately 26 percent and its investment is accounted for under the equity method. Although no assurance can be given, it is currently anticipated that ATC's dividend policy will support a return of a significant portion of these earnings to the equity holders. ATC is expected to realize its revenues from the provision of transmission services to both participants in ATC as well as nonparticipants. ATC's current rates are subject to refund pending final approval by FERC. ATC is a transmission-owning member of the Midwest ISO and the MAIN Regional Reliability Council. At this time, the decision has been made not to contribute IESU's and IPC's transmission assets to ATC.

In March 2001, Alliant Energy announced discussions with several other utilities related to the viability of developing an independent transmission company for various Midwest utilities not included in ATC. The present schedule is to make the necessary filings with FERC and the various states by mid-2001, with a possible operational date of late 2002 or early 2003. Alliant Energy is working with Xcel Energy, Inc., MidAmerican Energy Holdings Company, Nebraska Public Power District and Omaha Public Power District.

WP&L's transfer of its transmission assets to ATC and the participation of IESU, WP&L and IPC in the Midwest ISO are expected to comply with the provisions of a FERC order requiring utilities to turn over voluntarily the operational control of their transmission systems to a regional entity by the end of 2001.

Rates and Regulatory Matters - As part of its merger approval,
-----------------------------
FERC accepted a proposal by Alliant Energy's utility subsidiaries which provides for a four-year freeze on wholesale electric prices beginning with the effective date of the April 1998 merger forming Alliant Energy. Each of the utilities also agreed with their respective state commissions to provide customers a four-year retail electric and gas price freeze (the ICC granted IPC and South Beloit a three-year rate freeze), excluding the electric FAC and PGA clause, which commenced on the effective date of the April 1998 merger. In Iowa, the retail rate freeze excludes price changes due to government-mandated programs (such as energy efficiency cost recovery) and unforeseen dramatic changes in operations. In Wisconsin, a re-opening of an investigation into WP&L's rates during the rate freeze period, for both cost increases and decreases, may occur only for single events that are not merger-related and have a revenue requirement impact of $4.5 million or more. Assuming capture of the merger-related synergies and no significant legislative or regulatory changes negatively affecting its utility subsidiaries, Alliant Energy does not expect the merger-related electric and gas price freezes to have a material adverse effect on its financial condition or results of operations.

In January 2001, the IUB issued an order requiring IESU and IPC to file a joint fuel procurement plan in May 2001 for the purpose of evaluating the reasonableness of the Iowa utilities' fuel procurement contracts. While IESU and IPC cannot predict the outcome of this process, it will result in formal hearings for IESU and IPC in Iowa. These hearings may address fuel procurement practices, changes in the fuel cost recovery mechanism and contingency actions to ensure reliability for the Summer of 2001.

In connection with a statewide docket to investigate compliance issues associated with the EPA's NOx emission reductions, in March 1999, the PSCW authorized deferral of all incremental NOx compliance costs excluding internal labor and replacement purchased-power costs. In March 2000, the PSCW issued an order approving WP&L's NOx compliance plans, including additional investments at several WP&L generating units. The order also approved a 10-year straight-line depreciation method for NOx compliance investments. Such depreciation is also being deferred and WP&L anticipates recovery of all deferred NOx compliance costs beginning with the first rate changes after the rate freeze expires. The depreciation lives will be reviewed every two years. Refer to "Liquidity and Capital Resources - Environmental" for further discussion of the NOx issue.

WP&L's retail electric rates are based in part on forecasted fuel and purchased-power costs. Under PSCW rules, WP&L can seek emergency rate increases if the annual fuel and purchased-power costs are more than 3 percent higher than the estimated costs used to establish rates. If WP&L's earnings exceed its authorized return on equity, the incremental revenues collected causing the excessive return are subject to refund.

In December 2000, WP&L requested a $73 million (revised to $64 million) annual retail electric rate increase from the PSCW to cover increases in WP&L's 2001 fuel and purchased-power costs due to the continued increases in natural gas prices which impact WP&L's generation costs and the increased costs of purchased-power. The PSCW approved a $46 million interim retail electric rate increase effective February 9, 2001. A decision on a permanent rate increase is expected in the second quarter of 2001. The PSCW also granted WP&L annual retail electric rate increases of $14.8 million, $14.5 million and $16.5 million in July 1998, March 1999 and May 2000, respectively, due to higher fuel and purchased-power costs, some of which have been caused by the transmission constraints and electric reliability concerns in the Midwest. WP&L does not believe any revenues collected to date are subject to refund.

In November 1999, the PSCW allowed WP&L rate recovery of $6.3 million of its Year 2000 (Y2K) program expenditures, but it denied rate recovery of the first $4.5 million. These costs were expensed in 1999. The PSCW's decision to allow rate recovery was appealed by certain intervenors in Dane County, Wisconsin district court. In April 2000, the intervenors withdrew their appeal. WP&L began recovering such costs in May 2000 and is amortizing the deferred costs as the amounts are recovered in rates.

In February 2000, the PSCW issued an order allowing WP&L to defer certain incremental costs it incurred after February 16, 2000 relating to the development of ATC. In December 2000, the PSCW issued an order allowing WP&L to defer incremental operating costs associated with ATC. Recovery of such costs will be addressed in WP&L's next retail rate case.

In 2000, the NRC raised several areas of concern with Kewaunee's operations. The concerns raised by the NRC are estimated to result in additional operating costs to WP&L in 2001 of approximately $5 million. Additional operating costs to WP&L over the period of 2002 through 2005 are estimated to be approximately $20 million and will be included in a future rate request. WP&L submitted a request to the PSCW for deferral of incremental costs associated with this issue. The NRC has acknowledged the safety record of Kewaunee and its ability to continue operations.

WP&L is in the process of pursuing a rate complaint against Union Pacific Railroad with the STB. WP&L believes Union Pacific Railroad is charging an excessive rate for transporting low-sulfur coal from the Powder River Basin to the Edgewater Generating Station located in Sheboygan, Wisconsin. To contest the rate, WP&L filed a rate case with the STB and upon the expiration of the existing contract, began moving coal under a tariff rate beginning January 1, 2000. Final briefs were filed in December 2000 and the STB has until September 2001 to issue a final decision. If the STB rules in WP&L's favor, a refund to WP&L's customers will need to be considered in conjunction with the electric FAC in Wisconsin.

Alliant Energy complies with the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 provides that rate-regulated public utilities record certain costs and credits allowed in the rate making process in different periods than for non-regulated entities. These are deferred as regulatory assets or accrued as regulatory liabilities and are recognized in the Consolidated Statements of Income at the time they are reflected in rates. If a portion of the utility's operations no longer complies with SFAS 71, a write-down of related regulatory assets and possibly other charges would be required, unless some form of transition cost recovery is established by the appropriate regulatory body that meets the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. In addition, each utility would be required to determine any impairment of other assets and write-down any impaired assets to their fair value. Alliant Energy believes its utility subsidiaries currently meet the requirements of SFAS 71.

              ALLIANT ENERGY RESULTS OF OPERATIONS

Unless otherwise noted, all "per share" references in the Results of Operations section refer to earnings per diluted share.

Overview - Alliant Energy's earnings for 2000, 1999 and 1998
--------
were as follows (in thousands, except per share amounts):

                                                                   2000                 1999                1998
                                                              ----------------     ---------------     ---------------
Net income                                                         $398,662             $196,581             $96,675
Average number of common shares outstanding (diluted)                79,193               78,395              76,929
Earnings per average common share (EPS)                              $5.03                $2.51               $1.26
EPS related to the adoption of SFAS 133                              $2.58                  --                  --
EPS related to gains on sales of McLeod stock                        $0.20                $0.32                 --
EPS related to merger expenses                                         --                   --               ($0.45)

Alliant Energy's 2000 earnings increase was primarily due to $204 million of non-cash net income ($2.58 per share) relating to Alliant Energy's adoption of a new accounting pronouncement, SFAS 133, on July 1, 2000. Earnings in 2000 also benefited from increased earnings at Alliant Energy's non-regulated oil and gas and electricity trading businesses. Partially offsetting these items were higher interest expense to fund Alliant Energy's strategic growth initiatives, the dilutive effect of Alliant Energy's January 2000 investment in several Brazilian utilities and lower gains from certain asset sales in 2000 compared to 1999. Within the utility business, increased electric margins were offset by higher operating expenses.

The 2000 utility earnings were $167.8 million ($2.12 per share) compared to $161.1 million ($2.06 per share) for the same period in 1999. The increase resulted primarily from higher electric and gas margins ($0.28 and $0.03 per share, respectively) and interest income realized from a tax settlement at IESU ($0.03 per share). These items were offset by increases in operation and maintenance ($0.15 per share), depreciation and amortization ($0.15 per share) and interest ($0.04 per share) expenses. Lower taxes also contributed to the earnings increase in 2000.

Resources reported net income of $236.8 million ($2.99 per share) in 2000, including $204 million related to the adoption of SFAS 133. Excluding the SFAS 133 income, earnings were $0.41 per share in 2000. Net income for 1999 was $37.8 million ($0.48 per share). The decrease in 2000 earnings was due to lower gains on sales of McLeod stock ($0.12 per share), the dilutive impact of Alliant Energy's January 2000 investment in several Brazilian utilities ($0.12 per share), a one-time charge ($0.03 per share) related to a loss on a contract at Alliant Energy's integrated services business and lower gains from asset sales in New Zealand ($0.03 and $0.05 per share in 2000 and 1999, respectively). These items were partially offset by significant earnings increases from Alliant Energy's oil and gas ($0.20 per share) and electricity trading ($0.08 per share) businesses. Increased interest expense to fund various other strategic growth initiatives also impacted the earnings comparison. The dilutive impact of the Brazil investment was higher than initially anticipated, largely due to unexpected regulatory delays in the implementation of tariff adjustments. Alliant Energy expects these delays to be resolved in the first half of 2001 and expects the earnings from the Brazil investments to be positive in 2001 and subsequent years.

Alliant Energy's 1999 earnings increase was due to increased earnings from non-regulated operations of $0.60 per share (of which $0.32 per share was attributable to sales of McLeod stock), higher electric and natural gas margins from utility operations and lower utility operation and maintenance expenses. Higher depreciation (excluding hedge losses in WP&L's nuclear decommissioning trust fund) and interest expenses partially offset these items. The 1998 results also included approximately $54 million of pre-tax merger-related expenses ($0.45 per share).

The 1999 utility earnings were $161.1 million ($2.06 per share) compared to $109.5 million ($1.42 per share) for 1998. The increase in utility earnings resulted primarily from higher electric and natural gas margins ($0.24 and $0.04 per share, respectively), lower operation and maintenance expenses ($0.09 per share) and income realized from weather hedges ($0.04 per share). Higher depreciation and interest expenses ($0.10 and

$0.02 per share, respectively) and a higher effective income tax rate ($0.02 per share) partially offset these items. The
1998 utility results included approximately $0.42 per share of merger-related expenses.

Resources reported net income of $37.8 million ($0.48 per share) in 1999 compared to a net loss of $8.9 million (($0.12) per share) for 1998. The 1999 earnings included gains realized from several asset sales, including approximately 7 percent of Alliant Energy's investment in McLeod ($0.32 per share), oil and gas properties at Whiting ($0.08 per share) and certain New Zealand electric distribution investments ($0.05 per share). Earnings from Alliant Energy's electricity trading joint venture ($0.06 per share), improved operating results from Whiting ($0.03 per share) and improved earnings from Alliant Energy's other non-regulated businesses ($0.03 per share) also contributed to the increased earnings. The 1998 results for Resources also included merger-related expenses ($0.03 per share).

Electric Utility Operations - Electric margins and MWh sales
----------------------------
for Alliant Energy for 2000, 1999 and 1998 were as follows:

                                      Revenues and Costs (in thousands)                               MWhs Sold (in thousands)
                        ----------------------------------------------------------- ------------------------------------------------
                          2000           1999         *        1998          **       2000       1999        *        1998     **
                        ------------  ------------- -------  ------------ --------- ---------  ---------- --------  --------- ------
Residential                $567,283       $541,714      5%      $532,676        2%     7,161       7,024       2%      6,826     3%
Commercial                  349,019        329,487      6%       317,704        4%     5,364       5,260       2%      4,943     6%
Industrial                  501,155        476,140      5%       477,241        --    13,092      13,036       --     12,718     3%
                        ------------  -------------          ------------           ---------  ----------           ---------
   Total from ultimate
      customers           1,417,457      1,347,341      5%     1,327,621        1%    25,617      25,320       1%     24,487     3%
Sales for resale            173,148        155,801     11%       199,128     (22%)     4,906       5,566    (12%)      7,189   (23%)
Other                        57,431         45,796     25%        40,693       13%       174         162       7%        158     3%
                        ------------  -------------          ------------           ---------  ----------           ---------
   Total revenues/sales   1,648,036      1,548,938      6%     1,567,442      (1%)    30,697      31,048     (1%)     31,834    (2%)
                                                                                    =========  ==========           =========
Electric production
   fuels expense            271,073        247,136     10%       283,866     (13%)
Purchased power expense     294,818        255,446     15%       255,332       --
                        ------------  -------------          ------------
   Margin                $1,082,145     $1,046,356      3%    $1,028,244       2%
                        ============  =============          ============

* Reflects the percent change from 1999 to 2000. ** Reflects the percent change from 1998 to 1999.

Electric margin increased $35.8 million, or 3 percent, and $18.1 million, or 2 percent, for 2000 and 1999, respectively. The 2000 increase was primarily due to increased sales to retail customers due to continued economic growth in Alliant Energy's utility subsidiaries' service territories, a favorable $10 million change in estimate of WP&L's utility services rendered but unbilled at month-end, increased energy conservation revenues and increased capacity sales. These items were partially offset by higher purchased-power and fuel expenses and the impact of milder weather conditions (approximately $12 million) on electric margin in 2000 compared to 1999. The 1999 margin also included a favorable $9 million change in estimate of IESU's and IPC's utility services rendered but unbilled at month-end in Iowa.

The 1999 increase was primarily due to separate $15 million annual rate adjustments implemented at WP&L in July 1998 and March 1999 to recover higher purchased-power and transmission costs, a favorable $9 million change in estimate of IESU's and IPC's utility services rendered but unbilled at month-end in Iowa, increased retail sales of 3 percent due to more favorable weather conditions in 1999 and economic growth in the service territory. Partially offsetting these increases were reduced recoveries of approximately $14 million in concurrent and previously deferred expenditures for Iowa-mandated energy efficiency programs, lower sales to off-system and wholesale customers, higher purchased-power capacity costs in Iowa and $3.2 million of revenues collected from WP&L customers in 1998 for a surcharge related to Kewaunee. The recovery for energy efficiency programs in Iowa is in accordance with IUB orders (a portion of these recoveries is offset as they are also amortized to expense in other operation and maintenance expense). The lower sales to off-system and wholesale customers were primarily due to lower wholesale customer contractual commitments and transmission constraints.

IESU's and IPC's electric tariffs include EACs that are designed to currently recover the costs of fuel and the energy portion of purchased-power billings (refer to Note 1(j) of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8. for discussion of the EAC). Refer to "Utility Industry Outlook - Rates and Regulatory Matters" for additional information on the IUB fuel investigation and the December 2000 FAC filing by WP&L.

Gas Utility Operations - Gas margins and Dth sales for Alliant
-----------------------
Energy for 2000, 1999 and 1998 were as follows:

                                   Revenues and Costs (in thousands)                               Dths Sold (in thousands)
                        ---------------------------------------------------- -----------------------------------------------------
                              2000        1999        *        1998      **       2000        1999        *       1998         **
                        ------------ -------------------  ----------- ------ -----------  ---------- -------- ---------- ---------
Residential                $245,697     $185,090     33%    $175,603     5%      32,026      30,309       6%     28,378        7%
Commercial                  127,104       89,118     43%      85,842     4%      19,696      18,349       7%     17,760        3%
Industrial                   27,752       21,855     27%      20,204     8%       5,350       5,963    (10%)      5,507        8%
Transportation/other         14,395       18,256   (21%)      13,941    31%      43,931      46,954     (6%)     52,389      (10%)
                        ------------ ------------         -----------        -----------  ----------          ----------
   Total revenues/sales     414,948      314,319     32%     295,590     6%     101,003     101,575     (1%)    104,034       (2%)
                                                                             ===========  ==========          ==========
Cost of utility gas sold    278,734      180,519     54%     166,453     8%
                        ------------ ------------         -----------
   Margin                  $136,214     $133,800      2%    $129,137     4%
                        ============ ============         ===========

* Reflects the percent change from 1999 to 2000. ** Reflects the percent change from 1998 to 1999.

Gas margin increased $2.4 million, or 2 percent, and $4.7 million, or 4 percent, for 2000 and 1999, respectively. The 2000 increase was largely due to more favorable weather conditions in the 2000 heating season compared to 1999. Due to Alliant Energy's rate recovery mechanisms for gas costs, the significant increase in Alliant Energy's cost of gas sold during 2000 had little impact on gas margin. The 1999 increase was primarily due to higher retail sales due to customer growth and more favorable weather conditions in 1999. The 1999 sales increase was partially offset by decreased recoveries of $2.6 million of concurrent and previously deferred energy efficiency expenditures for Iowa-mandated energy efficiency program costs in accordance with IUB orders (portions of these recoveries offset as they are also amortized to expense in other operation and maintenance expense).

IESU's and IPC's gas tariffs include PGA clauses that are designed to currently recover the cost of utility gas sold (refer to Note 1(j) of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8. for discussion of the PGA).

Non-regulated and Other Revenues - Non-regulated and other
--------------------------------
revenues for 2000, 1999 and 1998 were as follows (in millions):

                        2000      1999      1998
                       --------  --------  -------
ISCO                    $172      $126 *    $127
Oil and gas production    94        63        65
Steam                     30        28        27
Transportation            20        22        22
Other                     26        26        27
                       --------  --------  -------
                        $342      $265      $268
                       ========  ========  =======

* Refer to Note 1(a) of Alliant Energy's "Notes to Consolidated
Financial Statements" in Item 8. for additional information related to a reclassification.

The 2000 ISCO increase was primarily due to various business acquisitions in 2000, increased activity in Alliant Energy's energy marketing business and greater demand for environmental and engineering services. Oil and gas production revenues increased in 2000 primarily due to higher oil and gas prices (partially offset by hedging) and oil volumes, partially offset by reduced gas volumes. The 1999 ISCO revenues decreased due to reduced activity in the energy marketing business, mostly offset by greater demand for environmental and engineering services. Refer to Note 10(a) of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8. for discussion of oil swaps and collars and natural gas swaps at Whiting.

Other  Operating  Expenses  -  Other  operation  and  maintenance
---------------------------
expenses for 2000, 1999 and 1998 were as follows (in millions):

                       2000      1999      1998
                      --------  --------  --------
Utility subsidiaries    $497      $477      $540
ISCO                     158       114 *     118
Oil and gas
  production              37        35        38
Transportation            11        10        10
Other                     32        33        37
                      --------  --------  --------
                        $735      $669      $743
                      ========  ========  ========

* Refer to Note 1(a) of Alliant Energy's "Notes to Consolidated
Financial Statements" in Item 8. for additional information related to a reclassification.

Other operation and maintenance expenses at the utility subsidiaries increased $20 million in 2000 primarily due to:

(a)   A planned refueling outage at Kewaunee.
(b) Higher expenses in the utility subsidiaries' energy delivery and generation business units (including $3 million of one-time fees related to the transfer of the Iowa utility businesses from the MAPP reliability region to the MAIN region).
(c)   Increases in administrative and general expenses.
(d)   Higher energy conservation expenses.

The 2000 increases were partially offset by expenses incurred in 1999 relating to Alliant Energy's Y2K program.

Other operation and maintenance expenses at ISCO increased $44 million in 2000 primarily due to increased expenses: at the energy marketing business; from 2000 business acquisitions; and at Alliant Energy's environmental and engineering services business, including a one-time charge of $4 million related to a loss on a contract.

Other operation and maintenance expenses at the utility subsidiaries decreased $63 million in 1999 primarily due to the following factors:

(a) $34 million of merger-related expenses incurred in 1998, which were for employee retirements ($15 million), separations ($13 million), relocations ($4 million) and other ($2 million).
(b) Reduced expenses in the energy delivery and generation business units.
(c)   Lower energy efficiency expenses of $17 million in Iowa.
(d) A 1998 write-off of $9 million of certain employee benefits-related regulatory assets at IESU, which resulted from IESU's 1998 assessment regarding how certain employee benefit costs were recovered in the rate making process in Iowa. Based on such review, IESU concluded it could no longer meet the required "probable" standard for SFAS 71.
(e)   Reduced insurance-related expenses.
(f) Lower costs in 1999 due to merger-related operating efficiencies.

The 1999 decreases were partially offset by higher expenses for employee incentive compensation, Alliant Energy's Y2K program, energy conservation expense at WP&L and employee benefits.

Other operation and maintenance expenses at ISCO decreased $4 million in 1999 primarily due to lower operation expenses in the energy marketing business, partially offset by increased demand for environmental and engineering services.

Depreciation and amortization expense increased $43.2 million and decreased $0.4 million in 2000 and 1999, respectively. The 2000 increase was primarily due to utility property additions and acquisitions at the non-regulated businesses, increased earnings in the WP&L nuclear decommissioning trust fund of approximately $20 million (offset entirely in "Miscellaneous, net") and increased amortization expenses. The 1999 decrease was primarily due to reduced earnings in WP&L's nuclear decommissioning trust fund, lower depletion expense at Whiting and the $3.2 million Kewaunee surcharge in 1998 at WP&L (recorded in depreciation and amortization expense with a corresponding increase in revenues resulting in no earnings impact). These items were largely offset by increases in depreciation expense due to utility property additions.

Interest Expense and Other - Interest expense increased $37.4
--------------------------
million and $6.9 million in 2000 and 1999, respectively. The 2000 increase was primarily due to higher non-regulated and utility borrowings to fund Alliant Energy's strategic growth initiatives, including Resources' $347 million investment in several Brazilian electric utilities in January 2000, and higher interest rates associated with short-term debt outstanding. The 1999 interest expense increase was primarily due to higher utility and non-regulated borrowings and higher nuclear decommissioning trust fund interest expense at IESU, which was offset entirely in "Miscellaneous, net."

The accounting for earnings on the nuclear decommissioning trust funds results in no net income impact. Miscellaneous, net income increases for earnings on the nuclear decommissioning trust funds at both WP&L and IESU. In accordance with their respective regulatory requirements, the corresponding offset is recorded through depreciation expense at WP&L and interest expense at IESU.

On July 1, 2000, Alliant Energy adopted SFAS 133. Related to the adoption, Alliant Energy recorded a $321.3 million gain related to the designation of a portion of Alliant Energy's McLeod holdings as "trading securities." This gain related to the unrealized appreciation in value of approximately 27 percent of Alliant Energy's McLeod holdings. Alliant Energy will reflect in earnings all future changes in the value of the shares of McLeod stock designated as trading, which is expected to substantially offset the earnings impact of corresponding changes in the value of the derivative component of the 30-year exchangeable senior notes issued by Resources in February 2000.

In 2000, Alliant Energy continued to sell limited shares of its investment in McLeod to offset its start-up and growth-related interest expenses and re-deploy such proceeds into strategic earnings-generating investments. In 2000, Alliant Energy sold approximately 1.3 million shares (as adjusted for the 3-for-1 stock split effective April 2000) of its investment in McLeod, resulting in pre-tax gains of approximately $24 million. In 1999, Alliant Energy sold approximately 4.3 million shares (as adjusted for both the 2-for-1 stock split effective July 1999 and the 3-for-1 stock split effective April 2000), or 7 percent of its investment in McLeod, resulting in pre-tax gains of approximately $40 million, of which approximately $10 million was used for start-up expenses. As of December 31, 2000, Alliant Energy beneficially owned 56.1 million shares of McLeod common stock.

Miscellaneous, net income increased $30.3 million and $35.2 million in 2000 and 1999, respectively. The 2000 increase was primarily due to a change of $102 million in the value of the derivative component of Resources' exchangeable senior notes, increased interest income (including nuclear decommissioning trust fund earnings and $4 million recognized from a tax settlement at IESU), increased earnings of $10 million from Alliant Energy's electricity trading business and improved operations from other Alliant Energy unconsolidated non-regulated businesses. These items were partially offset by a decrease of $103 million in value of the McLeod trading securities, a decrease of $4 million in gains from sales of certain investments at Whiting and New Zealand completed during both periods and reduced income of $2 million realized from weather hedges at WP&L. Refer to Note 10(b) of Alliant
Energy's "Notes to Consolidated Financial Statements" in Item 8. for discussion of WP&L's weather hedges.

The 1999 increase in miscellaneous, net income was primarily due to the non-recurrence of $17 million of merger-related expenses incurred in 1998 for the services of Alliant Energy's advisors and costs related to Alliant Energy's merger-related name change; gains of $10 million and $6 million realized from the sales of several oil and gas properties at Whiting and certain New Zealand electric distribution investments, respectively; a $7 million increase in pre-tax earnings from Alliant Energy's electricity trading joint venture; and $5 million of income realized from weather hedges at WP&L. The 1999 increase in miscellaneous, net income was partially offset by a decrease of $11 million in earnings in the nuclear decommissioning trust funds.

Refer to Note 10(a) of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8. for additional information related to the exchangeable senior notes derivative, the McLeod trading securities and the cumulative effect of a change in accounting principle.

Income Taxes - The effective income tax rates for Alliant
------------
Energy were 38.1 percent, 37.2 percent and 36.0 percent in 2000, 1999 and 1998, respectively. Refer to Note 5 of Alliant Energy's "Notes to Consolidated Financial Statements" in Item
8. for additional information.

                   IESU RESULTS OF OPERATIONS

Overview - IESU's earnings available for common stock increased
---------
$8.0 million and $4.5 million in 2000 and 1999, respectively.
The 2000 increase was primarily due to reduced other operation and maintenance expenses, higher electric and gas margins and lower tax expense primarily due to a lower effective income tax rate. These items were partially offset by increased depreciation and amortization expense due to property additions. Higher interest income, largely due to a tax settlement realized in 2000, also contributed to the increase.
The 1999 increase was primarily due to the nonrecurrence of $17 million of merger-related expenses in 1998, the nonrecurrence of a $9 million regulatory asset write-off in 1998, an approximate $5 million change in estimate of IESU's unbilled revenues in 1999 and reduced maintenance expenses. Such increases were partially offset by higher depreciation and amortization expense, increased administrative and general expenses and a higher effective income tax rate.

Electric Utility Operations - Electric margins and MWh sales
---------------------------
for IESU for 2000, 1999 and 1998 were as follows:

                                  Revenues and Costs (in thousands)                              MWhs Sold (in thousands)
                        ---------------------------------------------------------  -------------------------------------------------
                           2000          1999          *         1998        **      2000       1999        *        1998       **
                        ---------- -------------  -------- ------------- --------  -------- ----------  -------- ---------  --------
Residential              $236,084      $230,422        2%      $232,662     (1%)     2,742      2,685        2%     2,661        1%
Commercial                182,068       176,251        3%       168,672       4%     2,701      2,658        2%     2,465        8%
Industrial                188,734       181,740        4%       181,369       --     5,053      5,072        --     4,872        4%
                        ---------- -------------           -------------           -------- ----------           ---------
   Total from ultimate
      customers           606,886       588,413        3%       582,703       1%    10,496     10,415        1%     9,998        4%
Sales for resale           31,046        28,479        9%        45,453    (37%)     1,044      1,392      (25%)    1,763      (21%)
Other                      13,527        11,058       22%        11,267     (2%)        40         40       --         42       (5%)
                        ---------- -------------           -------------           -------- ----------           ---------
   Total revenues/sales   651,459       627,950        4%       639,423     (2%)    11,580     11,847       (2%)   11,803        --
                                                                                   ======== ==========           =========
Electric production
   fuels expense          100,816        80,079       26%        99,362    (19%)
Purchased power
  expense                  83,575        82,402        1%        71,637      15%
                        ---------- -------------           -------------
   Margin                $467,068      $465,469       --       $468,424     (1%)
                        ========== =============           =============

* Reflects the % change from 1999 to 2000. ** Reflects the % change from 1998 to 1999.

Electric margin increased $1.6 million and decreased $3.0 million, or 1%, for 2000 and 1999, respectively. The 2000 increase was primarily due to increased sales to retail customers due to continued economic growth in IESU's service territory, partially offset by the impact of a 1999 change in estimate of utility services rendered but unbilled at month-end of approximately $5 million, milder weather conditions in 2000 compared to 1999 and reduced recoveries of $3.8 million in concurrent and previously deferred expenditures for Iowa-mandated energy efficiency programs. The recovery for energy efficiency programs in Iowa is in accordance with IUB orders (a portion of these recoveries is offset as they are also amortized to expense in other operation and maintenance expense).

The 1999 decrease was primarily due to reduced recoveries of $4.0 million in concurrent and previously deferred expenditures for Iowa-mandated energy efficiency programs and increased purchased-power capacity costs. Sales for resale decreased significantly in 1999 primarily due to various resale customers of IESU selecting another utility as their electricity provider effective in early 1999. The loss of such customers has not had a material impact on IESU's electric margins. Sales to retail customers increased primarily due to continued economic growth in IESU's service territory and more favorable weather conditions. The 1999 electric margin also benefited from the favorable $5 million change in estimate of IESU's utility services rendered but unbilled at month-end.

IESU's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased-power billings. Refer to Note 1(j) of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8. for discussion of the EAC and to "Utility Industry Outlook - Rates and Regulatory Matters" for information on an IUB fuel investigation.

Gas Utility  Operations  - Gas margins and Dth sales for IESU for
-----------------------
2000, 1999 and 1998 were as follows:

                                  Revenues and Costs (in thousands)                        Dths Sold (in thousands)
                       --------------------------------------------------------  --------------------------------------------------
                          2000        1999        *        1998          **        2000      1999         *        1998       **
                       ------------ ----------  ------  ------------  ---------  --------- ---------  --------- ---------  --------
Residential                $117,132   $88,302     33%       $86,821         2%     14,829    13,778         8%    13,803        --
Commercial                  57,671     40,459     43%        39,928         1%      8,753     8,077         8%     8,272       (2%)
Industrial                  15,377     11,543     33%        10,422        11%      3,063     3,291        (7%)    3,089        7%
Transportation/other         6,001      5,521      9%         4,108        34%     10,061    10,236        (2%)   11,316      (10%)
                       ------------ ----------          ------------             --------- ---------            ---------
   Total revenues/sales    196,181    145,825     35%       141,279         3%     36,706    35,382         4%    36,480       (3%)
                                                                                 ========= =========            =========
Cost of gas sold           136,352     88,308     54%        84,642         4%
                       ------------ ----------          ------------
   Margin                  $59,829    $57,517      4%       $56,637         2%
                       ============ ==========          ============

* Reflects the % change from 1999 to 2000. ** Reflects the % change from 1998 to 1999.

Gas margin increased $2.3 million, or 4%, and $0.9 million, or 2%, for 2000 and 1999, respectively. The increases were largely due to more favorable weather conditions. Due to IESU's rate recovery mechanisms for gas costs, the significant increase in IESU's cost of gas sold during 2000 had no impact on gas margin. IESU's gas tariffs include PGA clauses that are designed to currently recover the cost of utility gas sold. Refer to Note 1(j) of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8. for discussion of the PGA.

Other Operating Expenses - IESU's other operation and
------------------------
maintenance expenses decreased $7.2 million and $17.1 million for 2000 and 1999, respectively. The 2000 decrease was primarily due to a decrease of $3.5 million in energy efficiency expenses, expenses incurred in 1999 relating to IESU's Y2K program and lower employee benefits costs. These items were partially offset by higher nuclear operation expenses and one-time fees related to the transfer from the MAPP reliability region to the MAIN region in 2000. The 1999 decrease was primarily due to the nonrecurrence of $10.5 million of merger-related expenses in 1998, the nonrecurrence of a $9 million regulatory asset write-off in 1998, reduced nuclear maintenance expenses of $4.0 million, a $4.0 million decrease in energy efficiency expenses and merger-related operating efficiencies realized in 1999. The merger-related expenses were primarily for employee retirements, separations and relocations. The regulatory asset write-off resulted from IESU assessing in the fourth quarter of 1998 how certain employee benefit costs were recovered in the rate making process in Iowa. Based on such review, IESU concluded it could no longer meet the required "probable" standard for SFAS 71. Such decreases were partially offset by increased costs for employee incentive compensation, higher employee benefit costs and higher expenses for the Y2K program costs.

Depreciation and amortization expenses increased $7.0 million and $7.1 million for 2000 and 1999, respectively, primarily due to property additions and amortization of software.

Interest Expense and Other - Miscellaneous, net income
---------------------------
increased $1.3 million and $6.4 million for 2000 and 1999, respectively. The 2000 increase was primarily due to $4.1 million of interest income recognized from a tax settlement in 2000, partially offset by lower other interest income. The increase in 1999 resulted primarily from $6.0 million of merger-related expenses in 1998 and higher nuclear decommissioning trust fund earnings, which were partially offset by a gain on an asset sale in 1998.

Income Taxes - The effective income tax rates were 40.2%, 42.6%
------------
and 40.1% in 2000, 1999 and 1998, respectively.  Refer to Note
5 of IESU's "Notes to Consolidated Financial Statements" in
Item 8. for additional information.

                   WP&L RESULTS OF OPERATIONS

Overview - WP&L's earnings available for common stock increased
---------
$0.6 million and $35.3 million in 2000 and 1999, respectively.
The 2000 increase was primarily due to higher electric margins and a reduced effective income tax rate, largely offset by increased operation and maintenance, depreciation and amortization and interest expenses. The 1999 increase was primarily due to the nonrecurrence of $17.3 million of merger-related expenses in 1998, higher electric and natural gas margins, reduced other operation and maintenance expenses and income realized from weather hedges. Such increases were partially offset by increased depreciation and amortization expense (excluding hedge losses in WP&L's nuclear decommissioning trust fund) and higher interest expense.

Electric Utility Operations - Electric margins and MWh sales
---------------------------
for WP&L for 2000, 1999 and 1998 were as follows:

                                    Revenues and Costs (in thousands)                            MWhs Sold (in thousands)
                         ---------------------------------------------------------- -----------------------------------------------
                              2000         1999         *          1998         **       2000       1999      *       1998      **
                         ----------- ------------ --------- ------------- --------- ---------  ---------  ------ ---------  -------
Residential                $229,668     $213,496        8%      $198,770        7%     3,151      3,111      1%     2,964       5%
Commercial                  127,199      116,947        9%       108,724        8%     2,031      1,980      3%     1,898       4%
Industrial                  190,085      171,118       11%       162,771        5%     4,688      4,570      3%     4,493       2%
                         ----------- ------------           -------------           ---------  ---------         ---------
   Total from ultimate
      customers             546,952      501,561        9%       470,265        7%     9,870      9,661      2%     9,355       3%
Sales for resale            115,715      102,751       13%       128,536     (20%)     3,228      3,252    (1%)     4,492     (28%)
Other                        29,524       22,295       32%        15,903       40%        63         54     17%        59      (8%)
                         ----------- ------------           -------------           ---------  ---------         ---------
   Total revenues/sales     692,191      626,607       10%       614,704        2%    13,161     12,967      1%    13,906      (7%)
                                                                                    =========  =========         =========
Electric production
   fuels expense            113,208      110,521        2%       120,485      (8%)
Purchased power
   expense                  146,939      107,598       37%       113,936      (6%)
                         ----------- ------------           -------------
   Margin                  $432,044     $408,488        6%      $380,283        7%
                         =========== ============           =============

* Reflects the % change from 1999 to 2000. ** Reflects the % change from 1998 to 1999.

Electric margin increased $23.6 million, or 6%, and $28.2 million, or 7%, during 2000 and 1999, respectively. The 2000 increase was primarily due to increased sales to retail customers due to continued economic growth in WP&L's service territory, a favorable $10 million change in estimate of utility services rendered but unbilled at month-end and increased energy conservation revenues. These items were partially offset by the impact of milder weather conditions in 2000 compared to 1999 and higher purchased-power and fuel expenses.

The 1999 increase was primarily due to separate $15 million annual rate adjustments implemented at WP&L in July 1998 and March 1999 to recover higher purchased-power and transmission costs. An increase in retail sales of 3% due to more favorable weather and economic growth within WP&L's service territory also contributed to the increase. Partially offsetting the 1999 increase were lower sales to off-system and wholesale customers due to transmission constraints and decreased contractual commitments and $3.2 million of revenues collected in 1998 for a surcharge related to Kewaunee.

Refer to "Utility Industry Outlook - Rates and Regulatory
Matters" for information on a WP&L FAC filing in December
2000.

Gas Utility Operations - Gas margins and Dth sales for WP&L for
----------------------
2000, 1999 and 1998 were as follows:

                                 Revenues and Costs (in thousands)                        Dths Sold (in thousands)
                       ------------------------------------------------------- ------------------------------------------------
                           2000        1999         *         1998        **      2000        1999       *       1998       **
                       ---------- ------------ ---------  ---------- --------- ---------  --------- -------- ---------   ------
Residential              $96,204      $69,662       38%     $65,173        7%    12,769     12,070       6%    10,936      10%
Commercial                54,512       35,570       53%      33,898        5%     8,595      7,771      11%     7,285       7%
Industrial                 8,581        6,077       41%       5,896        3%     1,476      1,520     (3%)     1,422       7%
Transportation/other       5,855        9,461      (38%)      6,770       40%    13,680     13,237       3%    12,948       2%
                       ---------- ------------            ----------           ---------  ---------          ---------
   Total revenues/sales  165,152      120,770       37%     111,737        8%    36,520     34,598       6%    32,591       6%
                                                                               =========  =========          =========
Cost of gas sold         107,131       64,073       67%      61,409        4%
                       ---------- ------------            ----------
   Margin                $58,021      $56,697        2%     $50,328       13%
                       ========== ============            ==========

 * Reflects the % change from 1999 to 2000. ** Reflects the % change from 1998 to 1999.

Gas margin increased $1.3 million, or 2%, and $6.4 million, or 13%, during 2000 and 1999, respectively. The 2000 increase was largely due to more favorable weather conditions in the 2000 heating season compared to 1999, partially offset by reduced energy conservation revenues. Due to WP&L's rate recovery mechanisms for gas costs, the significant increase in WP&L's cost of gas sold during 2000 had no adverse impact on gas margin. The 1999 increase was due to increased sales resulting from customer growth of approximately 2% and more favorable weather conditions in 1999.

Refer to "Interest Expense and Other" for discussion of income realized from gas weather hedges in 2000 and 1999 and Note 1(j) of Alliant Energy's "Notes to Consolidated Financial
Statements" in Item 8. for discussion of a gas cost adjustment mechanism in place at WP&L.

Other Operating Expenses - Other operation and maintenance
-------------------------
expenses increased $16.8 million and decreased $21.4 million for 2000 and 1999, respectively. The 2000 increase was primarily due to a planned refueling outage at Kewaunee, higher expenses in the energy delivery business unit, increased energy conservation expense and increased maintenance expenses. The
2000 increases were partially offset by expenses incurred in 1999 relating to WP&L's Y2K program. The 1999 decrease was primarily due to the nonrecurrence of $11.2 million of merger-related expenses in 1998 for employee retirements, separations and relocations, reduced expenses in the energy delivery and generation business units, reduced insurance-related expenses, lower nuclear expenses and lower costs due to merger-related operating efficiencies. The
1999 decreases were partially offset by increased costs for energy conservation, employee incentive compensation, expenses incurred in 1999 relating to the Y2K program and employee benefits expenses.

Depreciation and amortization expense increased $26.9 million and decreased $6.2 million for 2000 and 1999, respectively.
The 2000 increase was primarily due to increased earnings in the nuclear decommissioning trust fund of approximately $20 million, property additions and higher amortization expense.
The 1999 decrease was due to reduced earnings in the nuclear decommissioning trust fund and the nonrecurrence of the $3.2 million Kewaunee surcharge in 1998. The 1999 decrease was partially offset by the impact of property additions. The accounting for earnings on the nuclear decommissioning trust funds results in no net income impact. Miscellaneous, net income is increased for earnings on the trust fund, which is offset in depreciation expense.

Interest Expense and Other - Interest expense increased $3.7
--------------------------
million and $4.4 million in 2000 and 1999, respectively.  The
2000 increase was primarily due to higher interest rates and borrowings outstanding in 2000. The 1999 increase was primarily due to higher short-term borrowings.

Miscellaneous, net income increased $18.4 million and decreased
$3.0 million in 2000 and 1999, respectively. The 2000 increase was primarily due to increased earnings in the nuclear decommissioning trust fund of approximately $20 million, partially offset by reduced income of $2 million realized from gas weather hedges. The 1999 decrease was primarily due to lower earnings on the nuclear decommissioning trust fund, partially offset by the nonrecurrence of $6.1 million of merger-related expenses in 1998 and $5 million recognized in 1999 associated with the settlement of gas weather hedges. Refer to Note 10(b) of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8. for additional information relating to the gas weather hedges.

Income Taxes - The effective income tax rates were 37.5%, 39.2%
------------
and 41.0% in 2000, 1999 and 1998, respectively.  Refer to Note
5 of WP&L's "Notes to Consolidated Financial Statements" in
Item 8. for additional information.

                 LIQUIDITY AND CAPITAL RESOURCES

Overview - Given Alliant Energy's financing flexibility,
----------
including access to both the debt and equity securities markets, management believes it has the necessary financing capabilities in place to adequately finance its capital requirements for the foreseeable future. Alliant Energy's capital requirements are primarily attributable to Resources' acquisition and investment opportunities, its utility subsidiaries' construction and acquisition programs and its debt maturities. Alliant Energy expects to meet its future capital requirements with cash generated from operations, sale of investments and external financing. The level of cash generated from operations is partially dependent on economic conditions, legislative activities, environmental matters and timely regulatory recovery of utility costs. Liquidity and capital resources will be affected by costs associated with environmental and regulatory issues. Changes in the utility industry could also impact Alliant Energy's liquidity and capital resources, as discussed in "Utility Industry
Outlook."

Cash Flows - In 2000, Alliant Energy's cash flows from
----------
financing activities increased $507 million primarily as a result of $402.5 million of exchangeable senior notes issued in February 2000 used to fund investments in the non-regulated businesses, including a $347 million investment in Brazil in January 2000. In 1999, Alliant Energy's cash flows from operating activities decreased $45 million primarily due to changes in working capital; cash flows used for financing activities decreased
$161 million largely due to changes in debt outstanding; and cash flows used for investing activities increased $39 million due to increased levels of construction and acquisition expenditures, primarily in the non-regulated businesses, partially offset by increased proceeds from sales of McLeod stock and other investments.

In 2000, IESU's cash flows from operating activities increased
$49 million due to changes in working capital. IESU's cash flows used for financing activities decreased $17 million in 2000 primarily due to increased common stock dividends in 1999 as no dividend payments were made in the last three quarters of 1998 due to merger-related tax considerations. As a result, the dividend payment in the first quarter of 1999 was larger than IESU's historical quarterly payment. Cash flows used for investing activities increased $13 million in 2000 due to increased levels of construction expenditures. In 1999, IESU's cash flows from operating activities decreased $44 million primarily due to changes in working capital; cash flows used for financing activities increased $71 million in 1999 due to the increased common stock dividends in 1999; and cash flows used for investing activities decreased $6 million in 1999 due to decreased construction expenditures.

In 2000, WP&L's cash flows used for financing activities increased $20 million due to the reduction of short-term debt outstanding and a capital contribution of $30 million in 1999 from Alliant Energy, partially offset by the issuance of $100 million of senior unsecured debentures in 2000 and no common stock dividends declared in 2000 due to management of its capital structure. In 1999, WP&L's cash flows from operating activities decreased $14 million primarily due to changes in working capital, partially offset by higher net income primarily due to merger-related expenses in 1998; cash flows used for financing activities decreased $34 million due to increased short-term borrowings in 1999 and the $30 million capital contribution from Alliant Energy, partially offset by the issuance of $60 million of debentures in 1998; and cash flows used for investing activities increased $17 million primarily due to increased construction expenditures.

Environmental - Alliant Energy's pollution abatement programs
--------------
are subject to continuing review and are periodically revised due to changes in environmental regulations, construction plans and escalation of construction costs. While management cannot precisely forecast the effect of future environmental regulations on operations, it has taken steps to anticipate the future while also meeting the requirements of current environmental regulations.

Wisconsin is subject to the Clean Air Act due to its non-attainment status with respect to the one-hour ozone standard in the Lake Michigan region. The WDNR has developed a rule that contains a plan for the state to meet the one-hour ozone attainment standard. The plan focuses on rate of progress requirements that are specified by the Clean Air Act for the years 2002, 2005 and 2007. The rule requires NOx reductions in counties that are currently in non-attainment of the one-hour ozone standard which includes WP&L's Edgewater power plant. Alliant Energy is currently evaluating various alternatives to achieve the proposed reductions and to reduce the emission levels at various power plants. Based on existing technology, preliminary estimates indicate that capital investments in the range of $30 to $40 million could be required.

Revisions to the Wisconsin Administrative Code have been proposed that could have a significant impact on WP&L's operation of the Rock River Generating Station in Beloit, Wisconsin. The proposed revisions will affect the amount of heat that the generating station can discharge into the Rock River. WP&L cannot presently predict the final outcome of the rule, but believes that, as the rule is currently proposed, the capital investments and/or modifications required to meet the proposed discharge limits could be significant.

In 1998, the EPA issued the final report to Congress on the Study of Hazardous Air Pollutant Emissions (HAPs) from Electric Utility Steam Generating Units regarding hazardous air pollutant emissions from electric utilities, which concluded that mercury emissions from coal-fired generating plants were a concern. The EPA is developing regulations that are expected to be in place by 2004. In December 2000, the EPA made a regulatory determination in favor of controlling HAPs (including mercury) from electric utilities, which is being challenged by utility industry groups in two lawsuits filed in February 2001. Although the control of mercury emissions from generating plants is uncertain at this time, Alliant Energy believes that the capital investments and/or modifications that may be required to control mercury emissions could be significant.

Also in December 2000, the WNRB voted to allow the WDNR to proceed with mercury rulemaking. WP&L and the other Wisconsin Utility Association members have recommended to WNRB a workable mercury program that protects reliability and does not disadvantage Wisconsin when federal mercury rules are developed. The WDNR has indicated its desire to have the proposed rule written by the Spring of 2001. Alliant Energy cannot presently predict the final outcome of the regulation, but believes that capital investments and/or modifications required could be significant.

WP&L has been notified by the EPA that it is a PRP with respect to the MIG/DeWane Landfill Superfund Site. WP&L is participating in the initiation of an alternate dispute resolution process to allocate liability associated with the investigation and remediation of the site. Management believes that any likely action resulting from this matter will not have a material adverse effect on WP&L's financial condition or results of operations.

IPC has been notified by the EPA that it is a PRP with respect to the Missouri Electric Works, Inc. (MEW) site in Cape Girardeau, Missouri. IPC has been served with a complaint filed by the MEW Site Trust Fund, the PRP group involved in investigating and remediating the site, for response costs incurred by the PRP group. IPC believes that it is not liable as a PRP for this site because it did not arrange for the disposal of any waste materials at the site. IPC has filed an answer to the complaint and discovery is ongoing.

In 2000, WP&L was notified by Monroe County, Wisconsin that it does not have liability for costs associated with the Monroe County Interim Landfill in Sparta, Wisconsin. Monroe County has decided that it will pay for the investigation and cleanup of the landfill through community-wide funding.

In December 2000 and February 2001, the EPA requested certain information relating to the historical operation of WP&L's major coal-fired generating units in Wisconsin. WP&L has responded to the December 2000 request and is in the process of preparing its response to the February 2001 request. In some cases involving similar EPA requests from other electric generating facilities, penalties and capital expenditures have resulted. WP&L cannot presently predict what impact, if any, the EPA's request may have on its financial condition or results of operations. However, any required remedial action resulting from this matter could be significant.

A global treaty has been negotiated that could require reductions of greenhouse gas emissions from utility plants. In 1998, the U.S. signed the treaty and agreed with other countries to resolve all remaining issues by the end of 2000. That deadline has not been met and significant differences remain between the U.S. and other countries. At this time, management is unable to predict whether the U.S. Congress will ratify the treaty. Given the uncertainty of the treaty ratification and the ultimate terms of the final regulations, management cannot currently estimate the impact the implementation of the treaty would have on Alliant Energy's utility subsidiaries' operations.

Refer to Note 11(e) of the "Notes to Consolidated Financial
Statements" in Item 8. for further discussion of environmental matters.

Long-Term Debt - At December 31, 2000, Resources had available
--------------
$450 million of committed bank lines of credit extending through October 2003 for direct borrowing or to support commercial paper, of which $321 million of commercial paper was outstanding and was classified as long-term debt. Commitment fees are paid to maintain this facility and there are no conditions restricting the unused credit. Currently, Resources anticipates that this facility will be renewed upon expiration.

In March 2000, WP&L issued $100 million of senior unsecured debentures at a fixed interest rate of 7-5/8%, due 2010. The net proceeds were primarily used to repay short-term debt. In February 2000, Resources completed a private placement of exchangeable senior notes due 2030, which were issued in the original aggregate principal amount of $402.5 million.

In March 2001, IESU issued $200 million of senior unsecured debentures at a fixed interest rate of 6-3/4%, due 2011. The net proceeds were primarily used to refinance $81.6 million of long-term debt maturing in 2001 and to repay short-term debt.

Alliant Energy has $607 million of long-term debt that will mature prior to December 31, 2005. Depending on market conditions, it is anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities.

Refer to Note 8(b) of the "Notes to Consolidated Financial
Statements" in Item 8. for additional information on long-term debt.

Short-Term Debt - At December 31, 2000, Resources had available
----------------
$150 million of committed bank lines of credit extending through October 2001 for direct borrowing or to support commercial paper. Commitment fees are paid to maintain this facility and there are no conditions restricting the unused credit. Currently, Resources anticipates that this facility will be renewed upon expiration.

Alliant Energy also has $300 million of committed bank lines of credit extending through October 2001 available for direct borrowing or to support commercial paper, of which $284 million of commercial paper was outstanding at December 31, 2000. Commitment fees are paid to maintain these lines and there are no conditions restricting the unused lines of credit. Alliant Energy anticipates that this facility will be renewed upon expiration. Alliant Energy has agreements with several financial institutions to periodically borrow from uncommitted "as-offered" credit lines in lieu of commercial paper. There are no commitment fees associated with these agreements and $50 million of borrowings were outstanding under these agreements at December 31, 2000.

In addition to funding working capital needs, the availability of short-term financing provides the companies flexibility in the issuance of long-term securities. The level of short-term borrowing fluctuates based on seasonal corporate needs, the timing of long-term financing and capital market conditions.
At December 31, 2000, IESU, WP&L and IPC were authorized by the applicable federal or state regulatory agency to issue short-term debt of $150 million, $128 million and $72 million, respectively.

The utility subsidiaries participate in a utility money pool that is funded, as needed, through the issuance of commercial paper by Alliant Energy. Interest expense and other fees are allocated based on borrowing amounts. The PSCW has restricted WP&L from lending money to non-utility affiliates and non-Wisconsin utilities. As a result, WP&L can only borrow money from the utility money pool.

Alliant Energy anticipates that short-term debt will continue to be available at reasonable costs due to current ratings by independent utility analysts and credit rating services. Refer to Note 8(a) of the "Notes to Consolidated Financial Statements" in Item 8. for additional information on short-term debt.

Sale of Accounts Receivable - To maintain flexibility in its
---------------------------
capital structure and to take advantage of favorable short-term rates, IESU and WP&L use proceeds from the sale of accounts receivable and unbilled revenues to finance a portion of their long-term cash needs. Alliant Energy and the utility subsidiaries have filed applications with the SEC and various state regulatory agencies for approval of a combined accounts receivable sale program whereby each utility, including IPC, will sell their respective receivables through wholly-owned special purpose entities to an affiliated financing entity, which in turn will sell the receivables to an outside investor. The new program would replace the existing programs for IESU and WP&L, and would be substantially similar to the prior programs. All necessary approvals are expected by mid-2001.

Financial Guarantees and Commitments - Alliant Energy had
-------------------------------------
certain off-balance sheet financial guarantees and commitments outstanding at December 31, 2000. These largely consisted of third-party borrowing arrangements and lending commitments, guarantees of financial performance of syndicated affordable housing properties and guarantees relating to Alliant Energy's electricity trading joint venture and EUA Cogenex Corporation. Refer to Note 11(d) of the "Notes to Consolidated Financial Statements" in Item 8. for additional information.

Investments - Under PUHCA, certain investments of Alliant
------------
Energy in exempt wholesale generators and foreign utility companies are limited to 50 percent of Alliant Energy's consolidated retained earnings. Alliant Energy is pursuing making the necessary regulatory filings requesting an increase in this limitation. Under WUHCA, there is an asset cap provision that limits certain non-utility assets in a utility holding company to 25 percent of utility assets. Under the provisions of the law, assets related to the provision of various energy-related, environmental engineering and telecommunications services are not included in the calculation of either utility or non-utility assets.

Alliant Energy expects to pursue various potential business development opportunities, including international as well as domestic investments, and is devoting resources to such efforts. Foreign investments may carry a higher level of risk than Alliant Energy's traditional domestic utility or non-regulated investments. Such risks could include foreign government actions, economic and currency risks and others. However, Alliant Energy will strive to select investments where risks are both understood and manageable.

In January 2000, Resources acquired a stake in four Brazilian electric utilities for a total of approximately $347 million (and has closed on additional Brazilian investments in the first quarter of 2001). Refer to Note 9 of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8. for additional information related to Alliant Energy's investments in foreign entities. Alliant Energy expects its Brazil investments will be slightly accretive to earnings in 2001 and generate significant earnings growth beginning in 2002.

Construction and Acquisition Expenditures - Capital expenditure
------------------------------------------
and investment and financing plans are subject to change as a result of many considerations, including: changes in economic conditions; variations in actual sales and load growth compared to forecasts; requirements of environmental, nuclear and other regulatory authorities; acquisition and business combination opportunities; the availability of alternate energy and purchased-power sources; the ability to obtain adequate and timely rate relief; escalations in construction costs; and conservation and energy efficiency programs. Refer to Note 11(a) of the "Notes to Consolidated Financial Statements" in
Item 8. for information on anticipated construction and acquisition expenditures.

Alliant Energy's utility subsidiaries anticipate financing utility construction expenditures during 2001-2005 through internally generated funds supplemented, when required, by outside financing. Funding of Resources' construction and acquisition expenditures over that same period of time is expected to be completed with a combination of external financings, sales of investments and internally generated funds.

                          OTHER MATTERS

Market Risk Sensitive Instruments and Positions
Alliant Energy's primary market risk exposures are associated with interest rates, commodity prices, equity prices and currency exchange rates. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures.

Interest Rate Risk - Alliant Energy is exposed to risk
-------------------
resulting from changes in interest rates as a result of its issuance of variable-rate debt. Alliant Energy manages its interest rate risk by limiting its variable interest rate exposure and by continuously monitoring the effects of market changes in interest rates. Alliant Energy has also historically used interest rate swap and interest rate forward agreements to assist in the management of its interest exposure. In the event of significant interest rate fluctuations, management would take actions to minimize the effect of such changes on Alliant Energy's results of operations. Assuming no change in Alliant Energy's financial structure, if variable interest rates were to average 1 percent higher (lower) in 2001 than in 2000, interest expense and pre-tax earnings would increase (decrease) by approximately $8.0 million. Comparatively, if variable interest rates had averaged 1 percent higher (lower) in 2000 than in 1999, interest expense and pre-tax earnings would have increased (decreased) by approximately $5.1 million. These amounts were determined by considering the impact of a hypothetical 1 percent increase (decrease) in interest rates on the variable-rate debt held by Alliant Energy as of December 31, 2000 and 1999.

Commodity Risk - Non-trading - Alliant Energy is exposed to the
-----------------------------
impact of market fluctuations in the commodity price and transportation costs of electricity, natural gas and oil products it markets. Alliant Energy employs established policies and procedures to manage its risks associated with these market fluctuations including the use of various commodity derivatives. Alliant Energy's exposure to commodity price risks in its utility business is significantly mitigated by the current rate making structures in place for the recovery of its electric fuel and purchased energy costs as well as its cost of natural gas purchased for resale. Refer to Note 1(j) of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8. for further discussion.

WP&L periodically utilizes gas commodity swap arrangements to reduce the impact of price fluctuations on gas purchased and injected into storage during the summer months and withdrawn and sold at current market prices during the winter months.
The gas commodity swaps in place approximate the forecasted storage withdrawal plan during this period. Therefore, market price fluctuations that result in an increase or decrease in the value of the physical commodity are substantially offset by changes in the value of the gas commodity swaps. To the extent actual storage withdrawals vary from forecasted withdrawals, WP&L has physical commodity price exposure. A 10 percent increase (decrease) in the price of gas would have an insignificant impact on the combined fair market value of the gas in storage and related swap arrangements in place as of December 31, 2000 and 1999.

Whiting is exposed to market risk in the pricing of its oil and gas production. Historically, prices received for oil and gas production have been volatile because of seasonal weather patterns, supply and demand factors, transportation availability and price, and general economic conditions. Worldwide political developments have historically also had an impact on oil prices. Alliant Energy periodically utilizes oil and gas swaps and forward contracts to mitigate the impact of oil and gas price fluctuations. Based on Whiting's estimated gas and crude oil sales in 2001, and the swaps and forward contracts outstanding for such period, a sustained 10 percent increase (decrease) in gas and crude oil prices would impact Alliant Energy's pre-tax 2001 earnings by approximately $14.5 million. A sustained 10 percent increase (decrease) in prices during 2000 would have impacted Alliant Energy's 2000 pre-tax earnings by approximately $3.8 million, based on Whiting's estimated gas and forward contracts outstanding at December 31, 1999.

Commodity Risk - Trading - Alliant Energy is exposed to market
------------------------
risks through its electricity commodity trading business, which is primarily conducted through Alliant Energy's 50/50 joint venture with Cargill. The joint venture's trading activities principally consist of marketing and trading over-the-counter forward contracts for the purchase and sale of electricity.
The majority of the forward contracts represent commitments to purchase or sell electricity at fixed prices in the future and require settlement by physical delivery of electricity or are netted out in accordance with industry trading standards. The market prices used to determine fair values reflect the joint venture's best estimate considering various factors, including closing exchanges and over-the-counter quotations, time value, volatility and credit risk factors. The joint venture manages the market risks inherent in its trading activities through established trading and risk management policies and tools.
The principal tool utilized is a one-day variance/covariance value-at-risk model with assessment adjustments made based on weather, transmission availability, generation outages and other factors. The estimated one-day market Value-at-Risk
(VAR) for the joint venture as of December 31, 2000 and 1999 was $1.5 million and $0.3 million, respectively, which was calculated with a 99 percent confidence level. The low, average and high VAR in 2000 were $0.1 million, $0.9 million and $2.0 million, respectively, and in 1999 were $0.1 million, $0.3 million and $1.5 million, respectively.

Equity Price Risk - IESU and WP&L maintain trust funds to fund
------------------
their anticipated nuclear decommissioning costs. As of December 31, 2000 and 1999, these funds were invested primarily in domestic equity and debt instruments. Fluctuations in equity prices or interest rates will not affect Alliant
Energy's consolidated results of operations as such fluctuations are recorded in equally offsetting amounts of investment income and depreciation (WP&L) or interest (IESU) expense when they are realized. In February 2001, WP&L entered into a four-year hedge on equity assets in its nuclear decommissioning trust fund.

At December 31, 2000 and 1999, Alliant Energy had an investment in the stock of McLeod, a publicly traded telecommunications company, valued at $791 million and $1,124 million, respectively. In addition to the equity risk associated with the investment in McLeod, Alliant Energy also has equity risk related to the option liability embedded within Resources' exchangeable senior notes. Refer to Note 10(a) of Alliant Energy's "Notes to Consolidated Financial Statements" in Item
8. for further discussion. A 10 percent increase (decrease) in the quoted market price at December 31, 2000 would not have a significant impact on net income as any resulting increase (decrease) in the value of the option would be substantially offset by a corresponding increase (decrease) in the value of the McLeod shares classified as trading (valued at $221 million at December 31, 2000). At December 31, 2000, the McLeod available-for-sale securities were valued at $570 million. A 10 percent increase (decrease) in the quoted market price would have increased (decreased) the value of the investment by $57 million. A 10 percent increase (decrease) in the quoted market price at December 31, 1999 would have increased (decreased) the value of the investment by approximately $112 million. Refer to Note 9 of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8. for discussion of how Alliant Energy accounts for its investment in McLeod.

At December 31, 2000 and 1999, Alliant Energy had various investments, accounted for under the cost method of accounting, in publicly traded utility companies in New Zealand which were valued at $10 million and $97 million, respectively. A 10 percent increase (decrease) in the quoted market prices at December 31 would have increased (decreased) the value of the investments at December 31, 2000 and 1999 by approximately $1.0 million and $9.7 million, respectively.

In the second quarter of 2000, Capstone completed its initial public offering and Alliant Energy's $10 million investment in Capstone was valued at $41 million at December 31, 2000. A 10 percent increase (decrease) in the quoted market price at December 31, 2000 would have increased (decreased) the value of the investment by approximately $4.1 million.

Currency Risk - Alliant Energy has investments in various
--------------
countries where the net investments are not hedged, including Australia, Brazil, China and New Zealand (Alliant Energy also had investments in Singapore as of December 31, 1999). As a result, these investments are subject to currency exchange risk with fluctuations in currency exchange rates. At December 31, 2000 and 1999, Alliant Energy had a cumulative foreign currency translation loss of $60.0 million and $9.6 million, respectively, recorded in "Accumulated other comprehensive income" on its Consolidated Balance Sheets that primarily related to decreases in value of the Brazil currency (real) and New Zealand dollar in relation to the U.S. dollar. Based on Alliant Energy's investments at December 31, 2000 and 1999, a 10 percent sustained increase (decrease) over the next 12 months in the foreign exchange rates of Australia, Brazil, China and New Zealand (and Singapore as of December 31, 1999) would increase (decrease) the cumulative foreign currency translation gain/loss by $46.5 million and $17.2 million, respectively. The significant increase in currency risk at December 31, 2000 is primarily due to the increase in the amount of Resources' investment in Brazil at December 31, 2000 compared with December 31, 1999.

Refer to Notes 1(n) and 10 of Alliant Energy's "Notes to
Consolidated Financial Statements" in Item 8. for further discussion of Alliant Energy's derivative financial instruments.

Cargill
The initial term of Alliant Energy's electricity commodity trading joint venture with Cargill expires in October 2002. At this time, Alliant Energy cannot predict if this agreement will be renewed upon expiration.

                             OUTLOOK

Assuming normal weather conditions, Alliant Energy's utility subsidiaries' ability to recover their purchased-power and fuel costs, continued economic growth in the utility subsidiaries' service territories, increased growth and profitability of Alliant Energy's non-regulated businesses and stable business conditions, Alliant Energy currently estimates that diluted earnings per share from continuing operations for 2001 will be within the $2.40 to $2.60 range. Alliant Energy's strategic plan includes aggressively investing in generation and other energy-related projects; better connecting with customers through enhanced service reliability and e-business initiatives; and growing the non-regulated side of its business through partnerships and acquisitions in generation projects, international markets and other strategic initiatives. Alliant Energy believes that successful implementation of these strategies will contribute significantly to Alliant Energy achieving its targeted annual growth rate in earnings from continued operations of 7 to 10 percent. Alliant Energy expects its non-regulated businesses to contribute 25 percent of such earnings within the next two to four years.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Quantitative and Qualitative Disclosures About Market Risk are reported under "Other Matters - Market Risk Sensitive
Instruments and Positions" in Item 7. MD&A.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS

Alliant Energy                                                                                       Page Number
----------------                                                                                     -------------
         Report of Management                                                                            50
         Report of Independent Public Accountants                                                        51
         Consolidated Statements of Income for the Years Ended
            December 31, 2000, 1999 and 1998                                                             52
         Consolidated Balance Sheets as of December 31, 2000 and 1999                                    53
         Consolidated Statements of Cash Flows for the Years Ended
            December 31, 2000, 1999 and 1998                                                             55
         Consolidated Statements of Capitalization as of December 31, 2000 and 1999                      56
         Consolidated Statements of Changes in Common Equity for the Years Ended
            December 31, 2000, 1999 and 1998                                                             57
         Notes to Consolidated Financial Statements                                                      58

IESU
----
         Report of Independent Public Accountants                                                        91
         Consolidated Statements of Income for the Years Ended
            December 31, 2000, 1999 and 1998                                                             92
         Consolidated Balance Sheets as of December 31, 2000 and 1999                                    93
         Consolidated Statements of Cash Flows for the Years Ended
            December 31, 2000, 1999 and 1998                                                             95
         Consolidated Statements of Capitalization as of December 31, 2000 and 1999                      96
         Consolidated Statements of Changes in Common Equity for the Years Ended
            December 31, 2000, 1999 and 1998                                                             97
         Notes to Consolidated Financial Statements                                                      98

WP&L
----
         Report of Independent Public Accountants                                                        107
         Consolidated Statements of Income for the Years Ended
            December 31, 2000, 1999 and 1998                                                             108
         Consolidated Balance Sheets as of December 31, 2000 and 1999                                    109
         Consolidated Statements of Cash Flows for the Years Ended
            December 31, 2000, 1999 and 1998                                                             111
         Consolidated Statements of Capitalization as of December 31, 2000 and 1999                      112
         Consolidated Statements of Changes in Common Equity for the Years Ended
            December 31, 2000, 1999 and 1998                                                             113
         Notes to Consolidated Financial Statements                                                      114

Refer to Note 14 of Alliant Energy's, IESU's and WP&L's "Notes to Consolidated Financial Statements" for the quarterly financial data required by Item 8.

     ALLIANT ENERGY CORPORATION REPORT ON THE FINANCIAL INFORMATION

Alliant Energy Corporation management is responsible for the information and representations contained in the financial statements and in other sections of this Annual
Report. The consolidated financial statements that follow have been prepared in accordance with generally accepted accounting principles. In addition to selecting appropriate accounting principles, management is responsible for the manner of presentation and for the reliability of the financial information. In fulfilling that responsibility, it is necessary for management to make estimates based on currently available information and judgments of current conditions and circumstances.

Through a well-developed system of internal controls, management seeks to ensure the integrity and objectivity of the financial information presented in this report.
This system of internal controls is designed to provide reasonable assurance that the assets of the company are safeguarded and that the transactions are executed according to management's authorizations and are recorded in accordance with the appropriate accounting principles.

The Board of Directors participates in the financial information reporting process through its Audit Committee.





/s/ Erroll B. Davis, Jr.
------------------------
Erroll B. Davis, Jr.
Chairman, President and Chief Executive Officer



/s/ Thomas M. Walker
--------------------
Thomas M. Walker
Executive Vice President and Chief Financial Officer



/s/ John E. Kratchmer
---------------------
John E. Kratchmer
Corporate Controller and Chief Accounting Officer




January 29, 2001

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareowners of Alliant Energy Corporation:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Alliant Energy Corporation (a Wisconsin Corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows and changes in common equity for each of the three years in the period ended December 31, 2000. These financial statements and the supplemental schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliant Energy Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ ARTHUR ANDERSEN LLP
-----------------------
ARTHUR ANDERSEN LLP




Milwaukee, Wisconsin
January 29, 2001

                                              ALLIANT ENERGY CORPORATION
                                          CONSOLIDATED STATEMENTS OF INCOME

                                                                                   Year Ended December 31,
                                                                        2000               1999                1998
-----------------------------------------------------------------------------------------------------------------------
                                                                       (in thousands, except per share amounts)
Operating revenues:
  Electric utility                                                   $1,648,036         $1,548,938          $1,567,442
  Gas utility                                                           414,948            314,319             295,590
  Non-regulated and other                                               342,000            264,716             267,842
                                                                ----------------   ----------------    ----------------
                                                                      2,404,984          2,127,973           2,130,874
                                                                ----------------   ----------------    ----------------
-----------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                   288,621            262,305             297,685
  Purchased power                                                       294,818            255,446             255,332
  Cost of utility gas sold                                              278,734            180,519             166,453
  Other operation and maintenance                                       734,675            669,111             742,971
  Depreciation and amortization                                         322,334            279,088             279,505
  Taxes other than income taxes                                         104,746            104,969             105,626
                                                                ----------------   ----------------    ----------------
                                                                      2,023,928          1,751,438           1,847,572
                                                                ----------------   ----------------    ----------------
-----------------------------------------------------------------------------------------------------------------------
Operating income                                                        381,056            376,535             283,302
                                                                ----------------   ----------------    ----------------
-----------------------------------------------------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                      173,614            136,229             129,363
  Allowance for funds used during construction                           (8,761)            (7,292)             (6,812)
  Preferred dividend requirements of subsidiaries                         6,713              6,706               6,699
  Gain on reclassification of investments                              (321,349)                 -                   -
  Gains on sales of McLeodUSA Inc. stock                                (23,773)           (40,272)                  -
  Miscellaneous, net                                                    (66,158)           (35,903)               (736)
                                                                ----------------   ----------------    ----------------
                                                                       (239,714)            59,468             128,514
                                                                ----------------   ----------------    ----------------
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                              620,770            317,067             154,788
                                                                ----------------   ----------------    ----------------
-----------------------------------------------------------------------------------------------------------------------
Income taxes                                                            238,816            120,486              58,113
                                                                ----------------   ----------------    ----------------
-----------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in
   accounting principle, net of tax                                     381,954            196,581              96,675
                                                                ----------------   ----------------    ----------------
-----------------------------------------------------------------------------------------------------------------------
Cumulative effect of a change in accounting
   principle, net of tax                                                 16,708                  -                   -
                                                                ----------------   ----------------    ----------------
-----------------------------------------------------------------------------------------------------------------------
Net income                                                             $398,662           $196,581             $96,675
                                                                ================   ================    ================
-----------------------------------------------------------------------------------------------------------------------
Average number of common shares outstanding - basic                      79,003             78,352              76,912
                                                                ================   ================    ================
-----------------------------------------------------------------------------------------------------------------------
Earnings per average common share - basic:
     Income before cumulative effect of a change
          in accounting principle                                         $4.84              $2.51               $1.26
     Cumulative effect of a change in accounting principle                 0.21                  -                   -
                                                                ----------------   ----------------    ----------------
     Net income                                                           $5.05              $2.51               $1.26
                                                                ================   ================    ================
-----------------------------------------------------------------------------------------------------------------------
Average number of common shares outstanding - diluted                    79,193             78,395              76,929
                                                                ================   ================    ================
-----------------------------------------------------------------------------------------------------------------------
Earnings per average common share - diluted:
     Income before cumulative effect of a change
          in accounting principle                                         $4.82              $2.51               $1.26
     Cumulative effect of a change in accounting principle                 0.21                  -                   -
                                                                ----------------   ----------------    ----------------
     Net income                                                           $5.03              $2.51               $1.26
                                                                ================   ================    ================
-----------------------------------------------------------------------------------------------------------------------
Dividends declared per common share                                       $2.00              $2.00               $2.00
                                                                ================   ================    ================
-----------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                ALLIANT ENERGY CORPORATION
                                                CONSOLIDATED BALANCE SHEETS

                                                                                                     December 31,
ASSETS                                                                                       2000                   1999
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                            $5,203,069             $5,032,675
      Gas                                                                                    574,390                540,874
      Other                                                                                  474,116                458,547
                                                                                   ------------------     ------------------
                                                                                           6,251,575              6,032,096
    Less - Accumulated depreciation                                                        3,296,546              3,077,459
                                                                                   ------------------     ------------------
                                                                                           2,955,029              2,954,637
    Construction work in progress                                                            130,856                119,276
    Nuclear fuel, net of amortization                                                         61,935                 54,363
                                                                                   ------------------     ------------------
                                                                                           3,147,820              3,128,276
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $209,072 and $184,722, respectively                     571,487                357,758
                                                                                   ------------------     ------------------
                                                                                           3,719,307              3,486,034
                                                                                   ------------------     ------------------

----------------------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                                        148,415                113,669
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $3,762 and $2,253, respectively                                                     122,895                 67,299
    Unbilled utility revenues                                                                124,515                 48,033
    Other, less allowance for doubtful accounts
      of $484 and $954, respectively                                                          45,829                 30,095
  Notes receivable, less allowance for doubtful
      accounts of $484 and $153, respectively                                                  9,968                  6,328
  Production fuel, at average cost                                                            46,627                 49,657
  Materials and supplies, at average cost                                                     55,930                 52,440
  Gas stored underground, at average cost                                                     41,359                 23,151
  Regulatory assets                                                                           29,348                 33,439
  Prepaid gross receipts tax                                                                  23,088                 20,864
  Other                                                                                       63,007                 41,011
                                                                                   ------------------     ------------------
                                                                                             710,981                485,986
                                                                                   ------------------     ------------------

----------------------------------------------------------------------------------------------------------------------------

Investments:
  Investment in available-for-sale securities of McLeodUSA Inc.                              569,951              1,123,790
  Investment in trading securities of McLeodUSA Inc.                                         220,912                      -
  Investments in unconsolidated foreign entities                                             507,655                198,055
  Nuclear decommissioning trust funds                                                        307,940                271,258
  Other                                                                                      132,203                 59,866
                                                                                   ------------------     ------------------
                                                                                           1,738,661              1,652,969
                                                                                   ------------------     ------------------

----------------------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                          270,779                263,610
  Deferred charges and other                                                                 294,038                187,084
                                                                                   ------------------     ------------------
                                                                                             564,817                450,694
                                                                                   ------------------     ------------------

----------------------------------------------------------------------------------------------------------------------------

Total assets                                                                              $6,733,766             $6,075,683
                                                                                   ==================     ==================

----------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                     ALLIANT ENERGY CORPORATION
                                               CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                                           December 31,
CAPITALIZATION AND LIABILITIES                                                                    2000                      1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (in thousands)
Capitalization (See Consolidated Statements of Capitalization):
  Common stock                                                                                      $790                      $790
  Additional paid-in capital                                                                     947,504                   942,408
  Retained earnings                                                                              818,162                   577,464
  Accumulated other comprehensive income                                                         271,867                   634,903
  Shares in deferred compensation trust                                                             (851)                        -
                                                                                   ----------------------    ----------------------
       Total common equity                                                                     2,037,472                 2,155,565
                                                                                   ----------------------    ----------------------

  Cumulative preferred stock of subsidiaries, net                                                113,790                   113,638
  Long-term debt (excluding current portion)                                                   1,910,116                 1,486,765
                                                                                   ----------------------    ----------------------
                                                                                               4,061,378                 3,755,968
                                                                                   ----------------------    ----------------------

-----------------------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                            92,477                    54,795
  Variable rate demand bonds                                                                      55,100                    55,100
  Commercial paper                                                                               283,885                   374,673
  Notes payable                                                                                   50,067                    50,046
  Other short-term borrowings                                                                    110,783                         -
  Accounts payable                                                                               296,959                   191,149
  Accrued taxes                                                                                   87,484                    78,825
  Other                                                                                          177,580                   129,037
                                                                                   ----------------------    ----------------------
                                                                                               1,154,335                   933,625
                                                                                   ----------------------    ----------------------

-----------------------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                              931,675                 1,018,482
  Accumulated deferred investment tax credits                                                     67,364                    71,857
  Derivative liability                                                                           181,925                         -
  Environmental liabilities                                                                       64,532                    65,327
  Pension and other benefit obligations                                                           65,399                    61,988
  Other                                                                                          207,158                   168,436
                                                                                   ----------------------    ----------------------
                                                                                               1,518,053                 1,386,090
                                                                                   ----------------------    ----------------------

-----------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 11)

-----------------------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                                          $6,733,766                $6,075,683
                                                                                   ======================    ======================

-----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                      ALLIANT ENERGY CORPORATION
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                              Year Ended December 31,
                                                                                   2000                 1999               1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (in thousands)
Cash flows from operating activities:
  Net income                                                                    $398,662              $196,581              $96,675
  Adjustments to reconcile net income to net cash flows
    from operating activities:
    Depreciation and amortization                                                322,334               279,088              279,505
    Amortization of nuclear fuel                                                  18,933                17,494               17,869
    Amortization of deferred energy efficiency expenditures                       25,609                25,435               27,083
    Deferred tax expense (benefits) and investment tax (credits)                 115,045               (16,258)             (27,720)
    Gains on dispositions of assets, net                                         (43,148)              (61,667)              (6,505)
    Equity (income) loss from unconsolidated investments, net                    (19,138)               (3,008)               1,339
    Gain on reclassification of investments                                     (321,349)                    -                    -
    Cumulative effect of a change in accounting principle, net of tax            (16,708)                    -                    -
    Impairment of oil and gas properties                                               -                 3,276                9,678
    Impairment of regulatory assets                                                    -                     -                8,969
    Other                                                                         (1,114)               (1,240)              (2,451)
  Other changes in assets and liabilities:
    Accounts receivable                                                         (147,812)              (16,407)              15,349
    Gas stored underground                                                       (18,208)                2,862                6,351
    Accounts payable                                                             105,810               (13,148)              11,663
    Benefit obligations and other                                                 12,933                10,121               29,957
                                                                           --------------    ------------------   ------------------
       Net cash flows from operating activities                                  431,849               423,129              467,762
                                                                           --------------    ------------------   ------------------
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from (used for) financing activities:
    Common stock dividends declared                                             (157,964)             (156,489)            (140,679)
    Dividends payable                                                               (167)                   13              (15,458)
    Proceeds from issuance of common stock                                         1,069                36,491               33,832
    Net change in Resources' credit facility                                     181,652              (113,657)              70,492
    Proceeds from issuance of exchangeable senior notes                          402,500                     -                    -
    Proceeds from issuance of other long-term debt                               121,525               281,299               77,544
    Reductions in other long-term debt                                           (64,837)              (95,520)             (27,663)
    Net change in other short-term borrowings                                    156,990               169,587              (40,216)
    Other                                                                        (31,077)              (18,631)             (15,583)
                                                                           --------------    ------------------   ------------------
        Net cash flows from (used for) financing activities                      609,691               103,093              (57,731)
                                                                           --------------    ------------------   ------------------
------------------------------------------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
    Construction and acquisition expenditures:
       Utility                                                                  (304,656)             (285,668)            (269,133)
       Non-regulated businesses and other                                       (761,808)             (192,905)            (102,925)
    Nuclear decommissioning trust funds                                          (22,100)              (22,100)             (20,305)
    Proceeds from dispositions of assets                                         111,509                93,443               16,677
    Other                                                                        (29,739)              (37,150)             (29,847)
                                                                           --------------    ------------------   ------------------
       Net cash flows used for investing activities                           (1,006,794)             (444,380)            (405,533)
                                                                           --------------    ------------------   ------------------
------------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and temporary cash investments                               34,746                81,842                4,498
                                                                           --------------    ------------------   ------------------
------------------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                       113,669                31,827               27,329
                                                                           --------------    ------------------   ------------------
------------------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                            $148,415              $113,669              $31,827
                                                                           ==============    ==================   ==================
------------------------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
    Cash paid during the period for:
       Interest                                                                 $163,728              $130,214             $126,376
                                                                           ==============    ==================   ==================
       Income taxes                                                             $116,895              $141,150              $84,916
                                                                           ==============    ==================   ==================
    Noncash investing and financing activities:
       Capital lease obligations incurred                                        $20,419               $25,040               $1,426
                                                                           ==============    ==================   ==================
------------------------------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                           ALLIANT ENERGY CORPORATION
                                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                                            December 31,
                                                                                      2000                1999
------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands, except share amounts)
Common equity:
  Common stock - $.01 par value - authorized 200,000,000 shares;
    outstanding 79,010,114 and 78,984,014 shares, respectively                           $790                $790
  Additional paid-in capital                                                          947,504             942,408
  Retained earnings                                                                   818,162             577,464
  Accumulated other comprehensive income                                              271,867             634,903
  Shares in deferred compensation trust - 28,825 shares
    at an average cost of $29.52 per share                                               (851)                  -
                                                                             -----------------   -----------------
        Total common equity                                                         2,037,472           2,155,565
                                                                             -----------------   -----------------
------------------------------------------------------------------------------------------------------------------
Cumulative preferred stock of subsidiaries, net  (Note 7(b))                          113,790             113,638
                                                                             -----------------   -----------------
------------------------------------------------------------------------------------------------------------------
Long-term debt:
    First Mortgage Bonds:
      4.75% variable rate at December 31, 1999, retired in 2000                             -               1,875
      8-5/8% to 9-1/8%, due 2001                                                       81,000              81,000
      7.75%, due 2004                                                                  62,000              62,000
      4.85% variable rate at December 31, 2000 to 7.6%, due 2005                       88,000              88,000
      7-1/4% to 8%, due 2007                                                           55,000              55,000
      5% variable rate at December 31, 2000, due 2014                                   8,500               8,500
      4.85% to 5.15% variable rate at December 31, 2000, due 2015                      30,600              30,600
      8-5/8%, due 2021                                                                 25,000              25,000
      7-5/8%, due 2023                                                                 94,000              94,000
      9.3%, due 2025                                                                   27,000              27,000
      8.6%, due 2027                                                                   90,000              90,000
                                                                             -----------------   -----------------
                                                                                      561,100             562,975
    Collateral Trust Bonds:
      7.65%, retired in 2000                                                                -              50,000
      7.25%, due 2006                                                                  60,000              60,000
      6-7/8%, due 2007                                                                 55,000              55,000
      6%, due 2008                                                                     50,000              50,000
      5.5% to 7.0%, due 2023                                                           69,400              69,400
                                                                             -----------------   -----------------
                                                                                      234,400             284,400
    Pollution Control Revenue Bonds:
      5.45% to 5.75%, retired in 2000                                                       -               1,196
      5.75%, due 2001 to 2002                                                           1,120               1,120
      5.10% to 5.75% at December 31, 2000, due 2003                                     5,080               5,080
      4.3% through 2003, due 2005 to 2008                                               4,950               4,950
      6.25%, due 2009                                                                   1,000               1,000
      4.05% through 2004 to 6.30% at December 31, 2000, due 2010                       16,550              16,550
      6.35%, due 2012                                                                   5,650               5,650
      4.2% through 2004, due 2013                                                       7,700               7,700
      4.25% through 2003, due 2023                                                     10,000              10,000
                                                                             -----------------   -----------------
                                                                                       52,050              53,246

    Other long-term debt:
      Credit facility (6.37% to 6.65% at December 31, 2000)                           320,500                   -
      Debentures, 5.7% to 7.0%, due 2007 to 2008                                      165,000             165,000
      Senior Debentures, 6-5/8% to 7-5/8%, due 2009 to 2010                           235,000             135,000
      Subordinated Deferrable Interest Debentures, 7-7/8%, due 2025                    50,000              50,000
      Senior notes, 7-3/8% to 8.59%, due 2004 to 2009                                 274,000             274,000
      Exchangeable senior notes, 7.25% through 2003, 2.5% thereafter, due 2030        402,500                   -
      Multifamily Housing Revenue Bonds, 5.05% to 7.55%, due 2001 to 2036              33,366              34,095
      Other, 0% to 11%, due 2001 to 2045                                               71,793              45,926
                                                                             -----------------   -----------------
                                                                                    2,399,709           1,604,642
                                                                             -----------------   -----------------
  Less:
    Current maturities                                                                (92,477)            (54,795)
    Variable rate demand bonds                                                        (55,100)            (55,100)
    Unamortized debt premium and (discount), net                                     (342,016)             (7,982)
                                                                             -----------------   -----------------
        Total long-term debt (excluding current portion)                            1,910,116           1,486,765
                                                                             -----------------   -----------------
------------------------------------------------------------------------------------------------------------------
Total capitalization                                                               $4,061,378          $3,755,968
                                                                             =================   =================
------------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                   ALLIANT ENERGY CORPORATION
                                      CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
                                                                                          Accumulated    Shares in
                                                               Additional                   Other         Deferred       Total
                                                     Common     Paid-In     Retained     Comprehensive  Compensation    Common
                                                     Stock      Capital     Earnings     Income (Loss)     Trust        Equity
---------------------------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands)
1998:
Beginning balance (a)                                 $765     $868,903     $581,376       $173,512          $-       $1,624,556
 Comprehensive income:
   Net income                                                                 96,675                                      96,675
   Other comprehensive income (loss):
     Unrealized losses on securities, net of tax (b)                                         (4,589)                      (4,589)
     Foreign currency translation adjustments                                                (7,062)                      (7,062)
     Minimum pension liability adjustment,
          net of tax of $808                                                                  1,156                        1,156
                                                                                                                      -----------
   Total comprehensive income                                                                                             86,180

 Common stock dividends                                                     (140,679)                                   (140,679)
 Common stock issued                                    11       36,263                                                   36,274
 Treasury stock                                                     (36)                                                     (36)
                                                  -----------  -----------  -----------  ------------- -------------  -----------
Ending balance                                         776      905,130      537,372        163,017           -        1,606,295

1999:
 Comprehensive income:
   Net income                                                                196,581                                     196,581
   Other comprehensive income (loss):
       Unrealized gains on securities:
          Unrealized holding gains arising
             during period, net of tax (b)                                                   499,668                     499,668
          Less: reclassification adjustmentfor gains
             included in net income, net of tax of $14,986                                    25,286                      25,286
                                                                                         -------------                -----------
       Net unrealized gains on securities                                                    474,382                     474,382
                                                                                         -------------                -----------
       Foreign currency translation adjustments                                               (2,496)                     (2,496)
                                                                                         -------------                -----------
   Total comprehensive income                                                                                             668,467

 Common stock dividends                                                     (156,489)                                    (156,489)
 Common stock issued                                    14       37,278                                                    37,292
                                                  -----------  -----------  -----------  ------------- -------------  -----------
Ending balance                                         790      942,408      577,464         634,903          -         2,155,565

2000:
 Comprehensive income:
   Net income                                                                398,662                                      398,662
   Other comprehensive income (loss):
       Unrealized losses on securities:
          Unrealized holding losses arising
             during period, net of tax (b)                                                  (105,292)                    (105,292)
          Less: adjustment for gain on reclassification
             of investments included in net income, net
             of tax of $134,053                                                              187,296                      187,296
          Less: reclassification adjustment for other gains
             included in net income, net of tax of $8,426                                     16,370                       16,370
                                                                                         -------------                -----------
       Net unrealized losses on securities                                                  (308,958)                    (308,958)
                                                                                         -------------                -----------
       Foreign currency translation adjustments                                              (50,400)                     (50,400)
                                                                                         -------------                -----------
       Unrealized losses on derivatives qualified as hedges:
          Unrealized holding losses arising during period due
              to cumulative effect of a change in accounting
              principle, net of tax of ($4,693)                                               (6,582)                     (6,582)
          Other unrealized holding losses arising during period,
              net of tax of ($2,560)                                                          (3,427)                     (3,427)
          Less: reclassification adjustment for losses included
              in net income, net of tax of ($4,502)                                           (6,331)                     (6,331)
                                                                                         -------------                -----------
       Net unrealized losses on qualifying derivatives                                        (3,678)                     (3,678)
                                                                                         -------------                -----------
   Total comprehensive income                                                                                             35,626

 Common stock dividends                                                     (157,964)                                   (157,964)
 Common stock issued                                              5,096                                      (851)         4,245
                                                  -----------  -----------  -----------  ------------- -------------  -----------
Ending balance                                        $790     $947,504     $818,162        $271,867        ($851)    $2,037,472
                                                  ===========  ===========  ===========  ============= =============  ===========
(a)The beginning accumulated other comprehensive income (loss) balance was related to:1) $174,688 of unrealized gains on securities, net of tax; 2)($20)of foreign currency translation adjustments; and 3)($1,156) of minimum pension liability adjustment, net of tax.
(b)  Net of tax expense (benefit) of ($3,218), $351,314, and ($77,853) in 1998, 1999 and 2000, respectively.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        ALLIANT ENERGY CORPORATION
                        --------------------------
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) General - The consolidated financial statements include the accounts of Alliant Energy and its consolidated subsidiaries. Alliant Energy is an investor-owned public utility holding company, whose primary subsidiaries are IESU, WP&L, IPC, Resources and Corporate Services. The utility subsidiaries are engaged principally in the generation, transmission, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and water and steam services in Iowa, Wisconsin, Minnesota and Illinois. Resources (through its numerous direct and indirect subsidiaries) has established global partnerships to develop energy generation, delivery and infrastructure in growing international markets. Resources also has domestic businesses including oil and gas operations, energy trading partnerships, energy and environmental services, transportation services and affordable housing companies. Corporate Services is the subsidiary formed to provide administrative services to Alliant Energy and its subsidiaries as required under PUHCA.

The consolidated financial statements reflect investments in controlled subsidiaries on a consolidated basis. All significant intercompany balances and transactions, other than certain energy-related transactions affecting the utility subsidiaries, have been eliminated from the consolidated financial statements. Such energy-related transactions are made at prices that approximate market value and the associated costs are recoverable from customers through the rate making process. The financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which give recognition to the rate making and accounting practices of FERC and state commissions having regulatory jurisdiction. The preparation of the financial statements requires management to make estimates and assumptions that affect: a) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and b) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Unconsolidated investments for which Alliant Energy has at least a 20 percent non-controlling voting interest are generally accounted for under the equity method of accounting. These investments are stated at acquisition cost, increased or decreased for Alliant Energy's equity in net income or loss, which is included in "Miscellaneous, net" in the Consolidated Statements of Income and decreased for any dividends received. Investments that do not meet the criteria for consolidation or the equity method of accounting are accounted for under the cost method.

Certain prior period amounts have been reclassified on a basis consistent with the current year presentation. The 1999 "Non-regulated and other" revenues and "Other operation and maintenance" expenses have been reclassified in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," which was adopted in the fourth quarter of 2000. Such reclassifications had no impact on net income.

(b) Regulation - Alliant Energy is a registered public utility holding company subject to regulation by the SEC under PUHCA. The utility subsidiaries are subject to regulation by FERC and their respective state regulatory commissions (IUB, PSCW, MPUC and ICC).

(c) Regulatory Assets - Alliant Energy is subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation," which provides that rate-regulated public utilities record certain costs and credits allowed in the rate making process in different periods than for non-regulated entities. These are deferred as regulatory assets or accrued as regulatory liabilities and are recognized in the Consolidated Statements of Income at the time they are reflected in rates. At December 31, 2000 and 1999, regulatory assets of $300.1 million and $297.0 million, respectively, were comprised of the following items (in millions):

                                              2000     1999
                                             ------  -------
Tax-related (Note 1(d))                      $154.2  $156.1
Environmental liabilities (Note 11(e))         66.8    67.2
Energy efficiency program costs                51.6    53.1
Other                                          27.5    20.6
                                             ------  -------
                                             $300.1  $297.0
                                             ======  =======

If a portion of the utility subsidiaries' operations becomes no longer subject to the provisions of SFAS 71 as a result of competitive restructuring or otherwise, a write-down of related regulatory assets would be required, unless some form of transition cost recovery is established by the appropriate regulatory body that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. In addition, each utility subsidiary would be required to determine any impairment of other assets and write-down such assets to their fair value.

(d) Income Taxes - Alliant Energy follows the liability method of accounting for deferred income taxes, which requires the establishment of deferred tax assets and liabilities, as appropriate, for all temporary differences between the tax basis of assets and liabilities and the amounts reported in the financial statements. Deferred taxes are recorded using currently enacted tax rates.

Except as noted below, income tax expense includes provisions for deferred taxes to reflect the tax effects of temporary differences between the time when certain costs are recorded in the accounts and when they are deducted for tax return purposes. As temporary differences reverse, the related accumulated deferred income taxes are reversed to income. Investment tax credits have been deferred and are subsequently credited to income over the average lives of the related property. As part of the affordable housing and oil and gas production businesses, Alliant Energy is eligible to claim certain tax credits.

Consistent with Iowa rate making practices for IESU and IPC, deferred tax expense is not recorded for certain temporary differences (primarily related to utility property, plant and equipment). As the deferred taxes become payable (over periods exceeding 30 years for some generating plant differences) they are recovered through rates. Accordingly, IESU and IPC have recorded deferred tax liabilities and regulatory assets for certain temporary differences, as identified in
Note 1(c). In Wisconsin, the PSCW has allowed rate recovery of deferred taxes on all temporary differences since August 1991. WP&L established a regulatory asset associated with those temporary differences occurring prior to August 1991 that will be recovered in future rates.

(e) Common Shares Outstanding - Weighted average common shares outstanding used to calculate basic and diluted earnings per share for 2000, 1999 and 1998 were as follows:

                               Weighted Average                                  2000                1999                1998
-----------------------------------------------------------------------    ---------------     ---------------     ---------------
Common shares outstanding - basic earnings per share calculation              79,002,643          78,352,186          76,912,219
Effect of dilutive securities                                                    190,134              42,961              16,412
Common shares - diluted earnings per share calculation                        79,192,777          78,395,147          76,928,631


In 2000, 1999 and 1998, 1,358,597, 1,275,355 and 151,803 options, respectively, to purchase shares of common stock, with average exercise prices of $30.27, $30.55 and $31.48, respectively, were excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price.

(f) Temporary Cash Investments - Temporary cash investments are stated at cost, which approximates market value, and are considered cash equivalents for the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows. These investments consist of short-term liquid investments that have maturities of less than 90 days from the date of acquisition.

(g) Depreciation of Utility Property, Plant and Equipment - The utility subsidiaries use a combination of remaining life and straight-line depreciation methods as approved by their respective regulatory commissions. The remaining life of DAEC, of which IESU is a co-owner, is based on the NRC license end-of-life of 2014. The remaining life of Kewaunee, of which WP&L is a co-owner, is based on the PSCW approved revised end-of-life of 2010. Depreciation expense related to the decommissioning of DAEC and Kewaunee is discussed in Note 11(f). The average rates of depreciation for electric and gas properties, consistent with current rate making practices, were as follows:

                        IESU                                         WP&L                                        IPC
          -------------------------------------     ----------------------------------------    ------------------------------------
           2000          1999         1998             2000          1999          1998            2000         1999         1998
          ---------- ------------- ------------     ------------ ------------- -------------    ------------ ------------ ----------
Electric   3.5%          3.5%         3.5%             3.6%          3.6%           3.6%           3.5%         3.6%         3.6%
Gas        3.5%          3.5%         3.5%             4.1%          3.9%           3.8%           3.6%         3.6%         3.4%


(h) Property, Plant and Equipment - Utility plant (other than acquisition adjustments) is recorded at original cost, which includes overhead and administrative costs and AFUDC. At December 31, 2000 and 1999, IESU had $24.4 million and $25.6 million, respectively, of acquisition adjustments, net of accumulated amortization, included in utility plant ($5.5 million and $5.7 million, respectively, of such balances are currently being recovered in IESU's rates). The aggregate gross AFUDC recovery rates, computed in accordance with the prescribed regulatory formula, were as follows:

                  2000                    1999                   1998
            ------------------     -------------------     -------------------
IESU              6.6%                  7.9%                    8.9%
WP&L             10.8%                  5.4%                    5.2%
IPC               6.5%                  5.3%                    7.0%



Other property, plant and equipment is recorded at original cost. Upon retirement or sale of other property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in "Miscellaneous, net" in the Consolidated Statements of Income. Ordinary retirements of utility plant, including removal costs less salvage value, are charged to accumulated depreciation upon removal from utility plant accounts and no gain or loss is recognized.

(i) Operating Revenues - Alliant Energy accrues revenues for services rendered but unbilled at month-end. In 2000 and 1999, Alliant Energy recorded increases of $10 million (WP&L) and $9 million (IESU and IPC), respectively, in the estimate of utility services rendered but unbilled at month-end due to the implementation of refined estimation processes.

(j) Utility Fuel Cost Recovery - IESU's and IPC's tariffs provide for subsequent adjustments to their electric and natural gas rates for changes in the cost of fuel, purchased energy and natural gas purchased for resale. Changes in the under/over collection of these costs are reflected in "Electric and steam production fuels" and "Cost of utility gas sold" in the Consolidated Statements of Income. The cumulative effects are reflected on the Consolidated Balance Sheets as a current asset or current liability, pending automatic reflection in future billings to customers. At IESU and IPC, purchased-power capacity costs are not recovered from electric customers through EACs. Recovery of these costs must be addressed in base rates in a formal rate proceeding.

WP&L's retail electric rates are based in part on forecasted fuel and purchased-power costs. Under PSCW rules, WP&L can seek emergency rate increases if the annual costs are more than 3 percent higher than the estimated costs used to establish rates. WP&L has a gas performance incentive which includes a sharing mechanism whereby 40 percent of all gains and losses relative to current commodity prices, as well as other benchmarks, are retained by WP&L, with the remainder refunded to or recovered from customers.

(k) Nuclear Refueling Outage Costs - The IUB allows IESU to collect, as part of its base revenues, funds to offset other operation and maintenance expenditures incurred during refueling outages at DAEC. As these revenues are collected, an equivalent amount is charged to other operation and maintenance expense with a corresponding credit to a reserve. During a refueling outage, the reserve is reversed to offset the refueling outage expenditures. Operating expenses incurred during refueling outages at Kewaunee are expensed by WP&L as incurred. The next scheduled refueling outages at DAEC and Kewaunee are anticipated to commence in Spring 2001 and Fall 2001, respectively.

(l) Nuclear Fuel - Nuclear fuel for DAEC is leased. Annual nuclear fuel lease expenses include the cost of fuel, based on the quantity of heat produced for the generation of electricity, plus the lessor's interest costs related to fuel in the reactor and administrative expenses. Nuclear fuel for Kewaunee is recorded at its original cost and is amortized to expense based upon the quantity of heat produced for the generation of electricity. This accumulated amortization assumes spent nuclear fuel will have no residual value. Estimated future disposal costs of such fuel are expensed based on kilowatt-hours generated.

(m) Translation of Foreign Currency - Assets and liabilities of international investments, where the local currency is the functional currency, have been translated at year-end exchange rates and related income statement results have been translated using average exchange rates prevailing during the year. Adjustments resulting from translation have been recorded in other comprehensive income.

(n) Derivative Financial Instruments - Alliant Energy uses derivative financial instruments to hedge exposures to fluctuations in interest rates, certain commodity prices and volatility in a portion of natural gas sales volumes due to weather. Alliant Energy also utilizes derivatives to mitigate the equity price volatility associated with certain investments in equity securities. Alliant Energy does not use such instruments for speculative purposes. In accordance with SFAS 133, as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS 133," the fair value of all derivatives are recorded as assets or liabilities on the Consolidated Balance Sheets and gains and losses related to derivatives that are designated as, and qualify as hedges, are recognized in earnings when the underlying hedged item or physical transaction is recognized in income. Gains and losses related to derivatives that do not qualify for, or are not designated in hedge relationships, are recognized in earnings immediately. Alliant Energy has a number of commodity purchase and sales contracts for both capacity and energy that have been designated, and qualify for, the normal purchase and sale exception in SFAS 138. Based on this designation, these contracts are not accounted for as derivative instruments.

Alliant Energy is exposed to losses related to financial instruments in the event of counterparties' nonperformance. Alliant Energy has established controls to determine and monitor the creditworthiness of counterparties in order to mitigate its exposure to counterparty credit risk. Alliant Energy is not aware of any counterparties that will fail to meet their obligations.

Refer to Note 10 for further discussion of Alliant Energy's derivative financial instruments.

(2)  MERGER
In April 1998, IES, WPLH and IPC completed a merger resulting in Alliant Energy. The merger was accounted for as a pooling of interests and the accompanying Consolidated Financial Statements, along with the related notes, are presented as if the companies were combined as of the earliest period presented.

In association with the merger, Alliant Energy eliminated 167 positions in 1998 and recorded $15 million of expenses during 1998 in "Other operation and maintenance" expense related to the employee separation benefits to be paid to the impacted employees. The bulk of the positions eliminated were administrative in nature and resulted from no longer needing certain duplicative positions given the consolidation of the three companies. The departure dates for the impacted employees varied based on the need for their services during the transition period as well as certain other factors. The balance of the accrual at December 31, 2000 and 1999 was $0 and $1.0 million, respectively. As of December 31, 1999, all of the terminated employees had actually left the organization. The balance remaining in the accrued liability at December 31, 1999 related to payments to certain terminated executives that were being paid out over an 18 to 36 month period pursuant to the terms of their respective severance agreements. The only significant adjustments made to the liability after the initial accrual were to reflect the actual payments of the employee separation benefits.

In association with the merger, Alliant Energy entered into a three-year consulting agreement, which expires in the second quarter of 2001, with Wayne Stoppelmoor, the Chief Executive Officer of IPC prior to the consummation of the merger. Under the terms of the agreement, Mr. Stoppelmoor, who was also Vice Chairman of Alliant Energy's Board of Directors until April 2000, receives annual fees of $324,500, $324,500 and $200,000 for his services during the respective periods of the agreement.

(3)  LEASES
IESU has a capital lease covering its 70 percent undivided interest in nuclear fuel purchased for DAEC. Annual nuclear fuel lease expenses (included in "Electric and steam production fuels" in the Consolidated Statements of Income) for 2000, 1999 and 1998 were $16.0 million, $12.7 million and $14.2 million, respectively. Alliant Energy's operating lease rental expenses for 2000, 1999 and 1998 were $25.2 million, $24.6 million and $21.6 million, respectively. Alliant Energy's future minimum lease payments are as follows (in millions):


                                                                                                 Less: amount     Present value of
                                                                                                 representing    net minimum capital
                     2001      2002       2003      2004      2005      Thereafter     Total        interest        lease payments
                   --------- ---------- --------- --------- ---------- ------------- ----------- ----------------- -----------------
Operating leases     $29.8      $33.3     $31.9     $29.6      $26.7      $99.4        $250.7         N/A                 N/A

Capital leases        18.2       12.4       7.9       7.3        3.3        3.2          52.3         $6.2               $46.1



(4)  UTILITY ACCOUNTS RECEIVABLE
Utility customer accounts receivable, including unbilled revenues, arise primarily from the sale of electricity and natural gas. At December 31, 2000 and 1999, the utility subsidiaries were serving a diversified base of residential, commercial and industrial customers and did not have any significant concentrations of credit risk.

Similar accounts receivable financing arrangements exist through 2001 for IESU and WP&L, in which they may sell up to a combined maximum amount of $215 million of accounts receivable to a financial institution on a limited recourse basis. Accounts receivable sold include receivables arising from sales to customers and to other public, municipal and cooperative utilities, as well as from billings to the co-owners of the jointly-owned electric generating plants operated by IESU and WP&L. Alliant Energy receives a fee for billing and collection functions, which remain the responsibility of the respective utilities, that approximates fair value. In 2000, 1999 and 1998, Alliant Energy received approximately $1.6 billion, $1.5 billion and $1.8 billion, respectively, in aggregate proceeds from these facilities. IESU and WP&L use proceeds from the sale of accounts receivable and unbilled revenues to finance a portion of their long-term cash needs. Included in the Consolidated Statements of Income for 2000, 1999 and 1998, were fees associated with these sales of $9.0 million, $7.1 million and $8.7 million, respectively.

(5)  INCOME TAXES
The components of federal and state income taxes for Alliant Energy for the years ended December 31 were as follows (in millions):

                                              2000      1999      1998
                                           ---------  --------  --------
Current tax expense                         $136.9     $146.1     $95.0
Deferred tax expense (benefit)               119.5      (10.8)    (22.2)
Amortization of investment tax credits        (4.5)      (5.5)     (5.6)
Affordable housing tax credits                (6.9)      (5.9)     (6.6)
Oil, gas and alternative fuel credits         (6.2)      (3.4)     (2.5)
                                           ---------  --------  --------
                                            $238.8     $120.5     $58.1
                                           =========  ========  ========

Included in "Cumulative effect of a change in accounting principle, net of tax" in the Consolidated Statements of Income is $9.8 million of income tax expense related to the adoption of SFAS 133 on July 1, 2000. The overall effective income tax rates shown below for the years ended December 31 were computed by dividing total income tax expense by income before income taxes and preferred dividend requirements of subsidiaries.

                                                                             2000                1999                  1998
                                                                        ----------------     ----------------     ---------------
Statutory federal income tax rate                                            35.0%                35.0%                 35.0%
    State income taxes, net of federal benefits                               6.7                  6.4                   8.0
    Affordable housing tax credits                                           (1.1)                (1.9)                 (4.1)
    Amortization of investment tax credits                                   (0.9)                (1.7)                 (3.4)
    Adjustment of prior period taxes                                         (1.0)                (1.7)                 (0.4)
    Merger expenses                                                           --                   --                    2.4
    Oil, gas and alternative fuel credits                                    (1.0)                (1.0)                 (1.6)
    Property donation                                                         --                  (0.3)                 (1.5)
    Effect of rate making on property related differences                     0.8                  2.2                   1.8
    Other items, net                                                         (0.4)                 0.2                  (0.2)
                                                                        ----------------     ----------------     ---------------
Overall effective income tax rate                                            38.1%                37.2%                 36.0%
                                                                        ================     ================     ===============

The accumulated deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at December 31 arise from the following temporary differences (in millions):

                     2000       1999
                    --------  ---------
Property related     $673.6    $669.5
McLeod investment     318.5     455.1
Other                 (60.4)   (106.1)
                    --------  ---------
                     $931.7   $1,018.5
                    ========  =========

As of December 31, 2000 and 1999, Alliant Energy had not recorded U.S. tax provisions of approximately $4.4 million and $1.4 million, respectively, relating to approximately $12.6 million and $4.1 million, respectively, of unremitted earnings from foreign investments as these earnings are expected to be reinvested indefinitely.

(6)  BENEFIT PLANS
(a) Pension Plans and Other Postretirement Benefits - Alliant Energy has several non-contributory defined benefit pension plans that cover substantially all of its employees. Benefits are based on the employees' years of service and compensation. Alliant Energy also provides certain postretirement health care and life benefits to eligible retirees. In general, the health care plans are contributory with participants' contributions adjusted annually and the life insurance plans are non-contributory.

The weighted-average assumptions as of the measurement date of September 30 are as follows:

                                                      Qualified Pension Benefits                  Other Postretirement Benefits
                                             -------------------------------------------  ------------------------------------------
                                                2000            1999           1998          2000           1999           1998
                                             ------------  ---------------  ------------  ------------  -------------  -------------
Discount rate                                  8.00%           7.75%           6.75%         8.00%         7.75%          6.75%
Expected return on plan assets                   9%              9%             9%            9%             9%             9%
Rate of compensation increase                 3.5-4.5%        3.5-4.5%       3.5-4.5%        3.5%           3.5%           3.5%
Medical cost trend on covered charges:
   Initial trend range                          N/A             N/A             N/A           9%             7%             8%
   Ultimate trend range                         N/A             N/A             N/A           5%             5%            5-6%



The components of Alliant Energy's qualified pension benefits and other postretirement benefits costs are as follows (in millions):


                                                Qualified Pension Benefits                  Other Postretirement Benefits
                                        -------------------------------------------    ----------------------------------------
                                            2000            1999           1998          2000           1999           1998
                                        -------------    ------------    ----------    ----------     ----------     ----------
Service cost                               $11.1            $12.8          $13.8         $3.7            $5.5           $5.1
Interest cost                               36.7             35.6           35.4          9.8            10.4            9.7
Expected return on plan assets             (45.7)           (46.2)         (47.2)        (5.3)           (5.0)          (3.7)
Amortization of:
   Transition obligation (asset)            (2.4)            (2.4)          (2.4)         3.9             4.3            4.7
   Prior service cost                        2.6              2.5            2.8         (0.3)           (0.3)          (0.3)
   Actuarial loss (gain)                    (1.0)             0.2           (0.9)        (1.9)           (0.8)          (1.2)
                                        -------------    ------------    ----------    ----------     ----------     ----------
Total                                       $1.3             $2.5           $1.5         $9.9           $14.1          $14.3
                                        =============    ============    ==========    ==========     ==========     ==========

During 1998, Alliant Energy recognized an additional $10.3 million of costs in accordance with SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," for severance and early retirement programs. In addition, during 1999 and 1998, Alliant Energy recognized $0.5 million and $10.2 million, respectively, of curtailment charges relating to Alliant Energy's other postretirement benefits.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefit costs. A one percent change in the medical trend rates for 2000, holding all other assumptions constant, would have the following effects (in millions):

                                                                       1 Percent      1 Percent
                                                                        Increase       Decrease
                                                                     -------------  -------------
Effect on total of service and interest cost components                  $1.6          ($1.4)
Effect on postretirement benefit obligation                             $11.4         ($10.3)

A reconciliation of the funded status of Alliant Energy's plans to the amounts recognized on Alliant Energy's Consolidated Balance Sheets at December 31 is presented below (in millions):

                                                       Qualified Pension Benefits             Other Postretirement Benefits
                                                     ----------------------------------    --------------------------------------
                                                          2000                1999               2000                  1999
                                                     --------------     ---------------    ----------------     -----------------
Change in benefit obligation:
  Net benefit obligation at beginning of year             $481.0             $528.4             $127.8               $153.3
  Service cost                                              11.1               12.8                3.7                  5.5
  Interest cost                                             36.7               35.6                9.8                 10.4
  Plan participants' contributions                          --                 --                  1.6                  1.5
  Plan amendments                                            3.6               --                 (3.8)                (2.5)
  Actuarial loss (gain)                                    (13.8)             (60.7)               2.4                (29.9)
  Curtailments                                              --                 --                 --                   (0.3)
  Gross benefits paid                                      (35.0)             (35.1)             (10.8)               (10.2)
                                                     --------------     ---------------    ----------------     -----------------
    Net benefit obligation at end of year                  483.6              481.0              130.7                127.8
                                                     --------------     ---------------    ----------------     -----------------

Change in plan assets:
  Fair value of plan assets at beginning of year           525.9              506.3               68.3                 55.1
  Actual return on plan assets                              63.1               54.7                8.7                  8.2
  Employer contributions                                     2.3               --                 15.2                 13.6
  Plan participants' contributions                          --                 --                  1.6                  1.6
  Gross benefits paid                                      (35.0)             (35.1)             (10.8)               (10.2)
                                                     --------------     ---------------    ----------------     -----------------
    Fair value of plan assets at end of year               556.3              525.9               83.0                 68.3
                                                     --------------     ---------------    ----------------     -----------------

Funded status at end of year                                72.7               44.9              (47.7)               (59.5)
Unrecognized net actuarial gain                            (69.2)             (39.0)             (38.3)               (39.3)
Unrecognized prior service cost                             24.2               23.2               (1.2)                (1.5)
Unrecognized net transition obligation (asset)              (5.8)              (8.2)              44.8                 52.4
                                                     --------------     ---------------    ----------------     -----------------
    Net amount recognized at end of year                   $21.9              $20.9             ($42.4)              ($47.9)
                                                     ==============     ===============    ================     =================

Amounts recognized on the Consolidated
  Balance Sheets consist of:
    Prepaid benefit cost                                   $41.8              $39.1               $1.6                 $0.6
    Accrued benefit cost                                   (19.9)             (18.2)             (44.0)               (48.5)
                                                     --------------     ---------------    ----------------     -----------------
     Net amount recognized at measurement date              21.9               20.9              (42.4)               (47.9)
                                                     --------------     ---------------    ----------------     -----------------

Contributions paid after 9/30 and prior to 12/31            --                 --                  1.5                  6.9
                                                     --------------     ---------------    ----------------     -----------------
    Net amount recognized at 12/31                         $21.9              $20.9             ($40.9)              ($41.0)
                                                     ==============     ===============    ================     =================

The benefit obligation and fair value of plan assets for the postretirement welfare plans with benefit obligations in excess of plan assets were $124.5 million and $73.2 million, respectively, as of September 30, 2000 and $121.3 million and $58.7 million, respectively, as of September 30, 1999. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with benefit obligations in excess of plan assets were $231.4 million, $225.9 million and $219.8 million, respectively, as of September 30, 1999. As of September 30, 2000, there were no pension plans with benefit obligations in excess of plan assets.

Alliant Energy sponsors several non-qualified pension plans that cover certain current and former officers. At December 31, 2000 and 1999, the funded balances of such plans totaled approximately $5 million. Alliant Energy's pension benefit obligation under these plans was $26.2 million and $28.0 million at December 31, 2000 and 1999, respectively. Alliant Energy's pension expense under these plans was $3.6 million, $2.5 million, and $4.5 million in 2000, 1999 and 1998, respectively.

In 2000, Alliant Energy revised its deferred compensation plans allowing certain key employees and directors to defer payment of part or all of their current compensation in that participants can now elect to allocate their deferred compensation among a company stock account or an interest account, which are held in grantor trusts. At December 31, 2000, the value of the trusts totaled approximately $1 million.

A significant number of Alliant Energy employees also participate in defined contribution pension plans (401(k) plans). Alliant Energy's contributions to the plans, which are based on the participants' level of contribution, were $8.1 million, $7.4 million, and $7.7 million in 2000, 1999 and 1998, respectively.

(b) Long-Term Equity Incentive Plan - Alliant Energy has a long-term equity incentive plan that permits the grant of non-qualified stock options, incentive stock options, restricted stock, performance shares and performance units to key employees. As of December 31, 2000, non-qualified stock options, restricted stock, performance shares and performance units had been granted. The maximum number of shares of Alliant Energy common stock that may be issued under the plan is 3.8 million.

Options granted to date under the plan were granted at the fair market value of the shares on the date of grant, vest over three years and expire no later than 10 years after the grant date with the exception of participants that retire. Options become fully vested upon retirement and remain exercisable at any time prior to their expiration date, or for three years after the effective date of the retirement, whichever period is shorter. Participants' options that are not vested become forfeited when participants leave Alliant Energy and their vested options expire after three months. A summary of the stock option activity for 2000, 1999 and 1998 is as follows:

                                               2000                            1999                            1998
                                   -----------------------------   -----------------------------    ----------------------------
                                                     Weighted                        Weighted                        Weighted
                                                     Average                         Average                         Average
                                                     Exercise                        Exercise                        Exercise
                                       Shares         Price            Shares         Price             Shares        Price
                                   -----------------------------   -----------------------------    ----------------------------
Outstanding at beginning of year       1,543,028        $30.32            751,084       $30.83           191,800       $28.98
Options granted                          899,094         28.59            824,564        29.88           636,451        31.32
Options exercised                        (15,486)        30.03                 --        --               (8,900)       28.59
Options forfeited                       (160,774)        29.90            (32,620)       30.55           (68,267)       30.49
                                   -----------------------------   -----------------------------    ----------------------------
Outstanding at end of year             2,265,862        $29.67          1,543,028       $30.32           751,084       $30.83
                                   =============================   =============================    ============================
Exercisable at end of year               962,073        $30.12            333,782       $30.80            38,250       $27.50


The range of exercise prices for the options outstanding at December 31, 2000 was $27.50 to $31.56. The value of the options using the Black-Scholes pricing method was as follows:

                                                          2000                1999               1998
                                                     --------------     ---------------     --------------
Value of options based on Black-Scholes model             $7.71              $4.71               $4.93
Volatility                                                32.7%              20.2%                21%
Risk free interest rate                                   5.7%                5.8%               5.8%
Expected life                                           10 years            10 years           10 years
Expected dividend yield                                   6.3%                6.7%               7.0%

Alliant Energy follows APB 25, "Accounting for Stock Issued to Employees," to account for stock options. No compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant. Had compensation cost for the plan been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS 123 "Accounting for Stock-Based Compensation," pro forma net income and earnings per share would have been:

                                                      2000              1999              1998
                                                  -------------     -------------     -------------
Pro forma net income (in millions)                    $391.7            $192.7            $93.5
Pro forma earnings per share (basic)                     4.96              2.46             1.22
Pro forma earnings per share (diluted)                   4.95              2.46             1.22

In 1999, 65,752 shares of restricted stock with a three-year restriction period were awarded, 62,490 of which were outstanding at December 31, 2000. Any unvested shares of restricted stock become fully vested upon retirement. Participants' unvested restricted stock becomes forfeited when the participant leaves Alliant Energy. Compensation cost, which is recognized over the three-year restriction period, was $0.6 million and $0.4 million in 2000 and 1999, respectively.

The payout to key employees of Corporate Services for performance shares is contingent upon achievement over a three-year period of specified earnings per share growth and specified levels of total return to shareowners of Alliant Energy compared with an investor-owned utility peer group. The payout to key employees of Resources for performance shares is contingent upon achievement over a three-year period of specified earnings per share growth. Performance shares are paid out in shares of Alliant Energy's common stock or a combination of cash and stock and are modified by a performance multiplier, which ranges from 0 to 2, based on the three-year average performance criteria. Performance shares have an intrinsic value equal to the market price of a share on the date of grant. Prior to 1998, performance units had been granted which represent accumulated dividends on the shares underlying the non-qualified stock options based on the annual dividend rate at the grant date. As of December 31, 2000, there were no performance units outstanding. Pursuant to APB 25, Alliant Energy accrues expenses for performance shares and performance units over the three-year period the services are performed and recognized $0.4 million, $1.6 million and $0.2 million of expense in 2000, 1999 and 1998, respectively.

(7)  COMMON AND PREFERRED STOCK
(a) Common Stock - During 2000, 1999 and 1998, Alliant Energy issued 26,100 shares; 1,353,971 shares and 890,035 shares, respectively, of common stock under its various stock plans. In addition, 260,039 shares were issued in 1998 in connection with the acquisition of oil and gas properties. Pursuant to the Shareowner Direct Plan, beginning in January 2000, Alliant Energy obtained shares of Alliant Energy common stock on the open market, rather than through original issue. At December 31, 2000 and 1999, Alliant Energy had a total of 5.0 million and 7.0 million shares, respectively, available for issuance pursuant to its Shareowner Direct Plan, LTEIP and 401(k) Savings Plan.

Alliant Energy has a Shareowner Rights Plan whereby rights will be exercisable only if a person or group acquires, or announces a tender offer to acquire, 15 percent or more of Alliant Energy's common stock. Each right will initially entitle shareowners to buy one-half of one share of Alliant Energy's common stock. The rights will only be exercisable in multiples of two at an initial price of $95.00 per full share, subject to adjustment. If any shareowner acquires 15 percent or more of the outstanding common stock of Alliant Energy, each right (subject to limitations) will entitle its holder to purchase, at the right's then current exercise price, a number of common shares of Alliant Energy or of the acquirer having a market value at the time of twice the right's per full share exercise price. The Board of Directors is also authorized to reduce the 15 percent ownership threshold to not less than 10 percent.

Alliant Energy's utility subsidiaries each have common stock dividend restrictions based on their respective bond indentures and articles of incorporation, and restrictions on the payment of common stock dividends commonly found with preferred stock. In addition, at IESU and IPC their ability to pay common stock dividends is restricted based on requirements associated with sinking funds. WP&L's common stock dividends are restricted to the extent that such dividend would reduce the common stock equity ratio to less than 25 percent. Also the PSCW ordered that it must approve the payment of dividends by WP&L to Alliant Energy that are in excess of the level forecasted in the rate order ($58.3 million), if such dividends would reduce WP&L's average common equity ratio below 52.00 percent of total capitalization. The dividends paid by WP&L to Alliant Energy since the rate order was issued have not exceeded such level.

In 2000, 12 non-employee directors received up to $20,000 each in Alliant Energy common stock as part of the director's compensation program, for total of approximately $222,000. In 1999, matching contributions of $2,500 each were made to nine non-employee directors.

(b) Preferred Stock - In 1993, IPC issued 545,000 shares of 6.40%, $50 par value preferred stock with a final redemption date of May 1, 2022. Under the provisions of the mandatory sinking fund, beginning in 2003, IPC is required to redeem annually $1.4 million, or 27,250 shares of the preferred stock.

The carrying value of Alliant Energy's cumulative preferred stock at December 31, 2000 and 1999 was $114 million. The fair market value, based upon the market yield of similar securities and quoted market prices, at December 31, 2000 and 1999 was $90 million and $97 million, respectively. Information related to Alliant Energy's cumulative preferred stock of subsidiaries, net at December 31 was as follows:

                                                                                            2000               1999
                                                                                        --------------    ---------------
                                                                                                 (in thousands)
  Par/Stated     Authorized        Shares                               Mandatory
    Value          Shares       Outstanding          Series             Redemption
     $100            *            449,765         4.40% - 6.20%             No                $44,977           $44,977
      $25            *            599,460             6.50%                 No                 14,986            14,986
      $50         466,406         366,406         4.30% - 6.10%             No                 18,320            18,320
      $50            **           216,381         4.36% - 7.76%             No                 10,819            10,819
      $50            **           545,000             6.40%           $53.20 / share           27,250            27,250
                                                                                        --------------    ---------------
                                                                                              116,352           116,352
    Less:  unamortized expenses                                                                (2,562)           (2,714)
                                                                                        --------------    ---------------
                                                                                             $113,790          $113,638
                                                                                        ==============    ===============

 * 3,750,000 authorized shares in total. ** 2,000,000 authorized shares in total.

(8)  DEBT
(a) Short-Term Debt - To provide short-term borrowing flexibility and security for commercial paper outstanding, Alliant Energy and its subsidiaries maintain bank lines of credit, of which most require a fee. The utility subsidiaries participate in a utility money pool, which is funded, as needed, through the issuance of commercial paper by Alliant Energy. Interest expense and other fees are allocated based on borrowed amounts. The PSCW has restricted WP&L from lending money to non-utility affiliates and non-Wisconsin utilities. As a result, WP&L can only borrow money from the utility money pool. As of December 31, 2000, IESU, WP&L and IPC had money pool borrowings of $101.1 million, $29.2 million and $68.2 million, respectively. As of December 31, 1999, IESU, WP&L and IPC had money pool borrowings of $56.9 million, $125.7 million and $39.2 million, respectively. Information regarding short-term debt and lines of credit are as follows (dollars in millions):

                                                 2000                  1999                  1998
                                             ---------------     -----------------     -----------------
As of year end:
   Commercial paper outstanding                    $283.9               $374.7                 $64.5
   Discount rates on commercial paper            6.4-6.7%             5.6-6.5%              5.1-6.6%
   Notes payable outstanding                        $50.1                $50.0                 $51.8
   Interest rates on notes payable                   6.5%                 6.3%              5.4-7.0%

For the year ended:
   Average amount of short-term debt
      (based on daily outstanding balances)        $236.4               $185.9                $126.6
   Average interest rate on short-term debt          6.5%                 5.4%                  5.6%


(b) Long-Term Debt - IESU's indentures securing its First Mortgage Bonds and its Collateral Trust Bonds constitute direct first mortgage liens and a second lien while First Mortgage Bonds remain outstanding, respectively, upon substantially all tangible public utility property. Substantially all of WP&L's and IPC's utility plant is secured by their First Mortgage Bonds. WP&L and IESU also maintain unsecured indentures relating to the issuance of debt securities.

Resources is party to a three-year credit agreement with various banking institutions that extends through October 2003, with one-year extensions available upon agreement by the parties. Unused borrowing availability under this agreement is also used to support Resources' commercial paper program. A combined maximum of $450 million of borrowings under this agreement and the commercial paper program may be outstanding at any one time. Interest rates are based on quoted market prices and maturities are set at the time of borrowing and are less than one year. At December 31, 2000, Resources had $321 million of commercial paper outstanding backed by this facility with interest rates ranging from 6.37%-6.65%. Resources intends to continue issuing commercial paper backed by this facility and no conditions existed at December 31, 2000 that would prevent the issuance of commercial paper or direct borrowings on its bank lines.

In February 2000, Resources completed a private placement of $402.5 million of exchangeable senior notes due 2030, with a stated interest rate of 7.25% through February 2003 and 2.5% thereafter. The notes are exchangeable for cash based upon a percentage of the value of McLeod Class A Common Stock. Alliant Energy has agreed to fully and unconditionally guarantee the payment of principal and interest on the exchangeable senior notes. The proceeds were used to repay commercial paper issued to capitalize Resources' wholly-owned exempt telecommunications company and, indirectly through an internal transfer of assets, to assist in funding the January 2000 investment in Brazil, as well as for general corporate purposes.

Debt maturities for 2001 to 2005 are $92.5 million, $3.8 million, $327.9 million, $89.4 million and $93.8 million, respectively. Depending upon market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities.

The carrying value of Alliant Energy's long-term debt at December 31, 2000 and 1999 was $2.1 billion and $1.6 billion, respectively. The fair market value, based upon the market yield of similar securities and quoted market prices, at December 31, 2000 and 1999 was $2.4 billion and $1.6 billion, respectively.

(9)  INVESTMENTS AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of Alliant Energy's current assets and current liabilities approximates fair value because of the short maturity of such financial instruments. Since the utility subsidiaries are subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of its financial instruments may not be realized by Alliant Energy's shareowners. Information relating to various investments held by Alliant Energy that are marked to market as a result of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," were as follows (in millions):

                                                        December 31, 2000                  December 31, 1999
                                                  -------------------------------     -----------------------------
                                                                                                     Net Unrealized
                                                  Carrying/Fair    Net Unrealized      Carrying/Fair     Gains/
                                                      Value        Gains/ (Losses)        Value         (Losses)
                                                  -------------- ----------------     ------------- ---------------
Available-for-sale securities:
  Nuclear decommissioning trust funds:
     Equity securities                                     $128           $50                 $112         $57
     Debt securities                                        180             3                  159         (3)
        Total                                               308            53                  271          54
  Investment in McLeod                                      570           317                1,124         640
  Investment in Capstone                                     41            20                   --          --
  Investments in New Zealand/Australia                       10           (1)                   97           4
Trading securities:
  Investment in McLeod                                      221           (a)                   --          --

(a) Adjustments to the trading securities are reflected in earnings in the "Miscellaneous, net" line in the Consolidated Statements of Income.

Nuclear Decommissioning Trust Funds - As required by SFAS 115, IESU's and WP&L's debt and equity security investments in the nuclear decommissioning trust funds are classified as available-for-sale. As of December 31, 2000, $110 million, $24 million and $46 million of the debt securities mature in 2001-2010, 2011-2020 and 2021-2035, respectively. The fair market value of the nuclear decommissioning trust funds was as reported by the trustee, adjusted for the tax effect of unrealized gains and losses. Net unrealized holding gains were recorded as part of accumulated provision for depreciation. The funds realized gains/(losses) from the sales of securities of $5.0 million, ($7.9) million and $1.2 million in 2000, 1999 and 1998, respectively (cost of the investments based on specific identification were $213.4 million, $120.1 million and $71.9 million, respectively, and proceeds from the sales were $218.4 million, $112.2 million and $73.1 million, respectively).

Investment in McLeod - At December 31, 2000 and 1999, Alliant Energy held beneficial ownership in 56.1 million and 57.4 million shares of common stock, respectively, (including 4.7 million and 7.8 million unexercised vested options, respectively) in McLeod, a telecommunications company. Alliant Energy had 40.5 million shares classified as available-for-sale and 15.6 million shares as trading at December 31, 2000. McLeod declared a 3-for-1 stock split effective April 2000 (the December 1999 shares have been adjusted for the split). The cost basis of the investment, including the cost to exercise the options, was $30.5 million and $30.7 million at December 31, 2000 and 1999, respectively. Pursuant to the provisions of SFAS 115, the carrying value of Alliant Energy's investment in McLeod is adjusted to the estimated fair value each quarter based on the closing price at the end of the quarter. Adjustments to the available-for-sale securities do not impact earnings as the unrealized gains or losses, net of taxes, are recorded directly to the common equity section of the Consolidated Balance Sheets as a component of "Accumulated other comprehensive income." In addition, any such gains or losses are reflected in current earnings only at the time they are realized through a sale. Adjustments to the trading securities are reflected in earnings in the "Miscellaneous, net" line in the Consolidated Statements of Income. Alliant Energy realized gains from the sales of McLeod available-for-sale securities of $23.8 million and $40.3 million in 2000 and 1999, respectively (cost of the investments based on the first-in-first-out method were $0.2 million and $0.6 million, respectively, and proceeds from the sales were $24.0 million and $40.9 million, respectively). Refer to Note 10(a) for information on the SFAS 133 impact of Alliant Energy's investment in McLeod.

Alliant Energy's ability to sell the McLeod stock is subject to various restrictions. Alliant Energy has an agreement with McLeod which provides that until December 31, 2001, Alliant Energy and its affiliates generally may not sell or otherwise dispose of shares of McLeod stock beneficially owned by Alliant Energy and its affiliates, other than to a subsidiary of Alliant Energy, without the prior written consent of the Board of Directors of McLeod. However, the agreement provides that the

Board of Directors of McLeod may permit Alliant Energy and its affiliates to sell a specified number of shares of McLeod stock per quarter during specified time periods. In addition, if Alliant Energy and its affiliates are not provided the opportunity to sell, on an annual basis, an aggregate number of shares of McLeod stock equal to 15 percent of the shares of McLeod stock owned by Alliant Energy and its affiliates as of December 31, 1998, then Alliant Energy may terminate the agreement.

Investments in Foreign Entities - At December 31, 2000 and 1999, Alliant Energy had investments in unconsolidated foreign entities that included investments in various New Zealand and Australian utility entities, various generation facilities in China and debentures of a development project in Mexico. Also at December 31, 2000, Alliant Energy had investments in various Brazilian utilities. At December 31, 2000, a portion of the New Zealand investments were accounted for under the cost method and the other unconsolidated equity investments were accounted for under the equity method. The carrying and fair values for the investments accounted for under SFAS 115 are listed in the previous table. Alliant Energy also had a generation investment of $50 million in China at December 31, 2000 that is consolidated.

In January 2000, Resources acquired a non-controlling interest in four Brazilian electric utilities serving more than 820,000 customers for a total investment of approximately $347 million. As part of this investment, Resources acquired a 49.1 percent ownership interest in Companhia Forca E Luz Cataguazes-Leopoldina (Cataguazes), an electric utility. Cataguazes owns a majority stake in CENF, another electric utility company, as well as a majority interest in Energisa S.A., an energy development company. As part of the same investment, Resources directly acquired a 45.6 percent interest in Energisa S.A. itself, which holds majority stakes in two regulated utilities (Energipe and Celb).
As part owner of Cataguazes, Resources holds both indirect and direct interests in Energisa S.A.

The geographic concentration of Alliant Energy's unconsolidated foreign investments at December 31 was as follows (in millions):

                  New Zealand
         Brazil   /Australia      China    Mexico    Other     Total
       --------  ---------------  -------  --------  -------  --------
2000    $319          $140         $30       $18       $1      $508
1999      --           125          62        10        1       198

(10)  DERIVATIVE FINANCIAL INSTRUMENTS
(a) Accounting for Derivative Instruments and Hedging Activities - Alliant Energy adopted SFAS 133 as of July 1, 2000. SFAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS 133 requires that as of the date of initial adoption, the difference between the fair value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB 20, "Accounting Changes." In the third quarter of 2000, Alliant Energy recorded net income of $16.7 million for a cumulative effect of a change in accounting principle representing the impact of adopting SFAS 133 as of July 1, 2000. This transition adjustment was primarily the result of the difference between the carrying amount of Resources' exchangeable senior notes issued in February 2000 under the applicable accounting principles in effect at June 30, 2000, and the carrying values of the debt and derivative components of the notes as determined in accordance with SFAS 133 as of July 1, 2000. Transition adjustments relating to Alliant Energy's other derivative instruments had no material impact on net income.

A limited number of Alliant Energy's fixed price commodity contracts are defined as derivatives under SFAS 133. The fair values of these derivative instruments have been recorded as assets and liabilities on the balance sheet and in the transition adjustment in accordance with the transition provisions of SFAS 133. Changes in the fair values of these instruments subsequent to July 1, 2000, to the extent that the derivatives are designated in cash flow hedging relationships and are effective at mitigating the underlying commodity risk, are recorded in other comprehensive income. At the date the underlying transaction occurs, the amounts accumulated in other comprehensive income are reported in the Consolidated Statements of Income. To the extent that the hedges are not effective, the ineffective portion of the changes in fair value is recorded directly in earnings.

The financial statement impact of recording the various SFAS 133 transactions at July 1, 2000 was as follows (in millions):

                                                                                                         Amount
                      Financial Statement Account                Financial Statement               Increase (Decrease)
-------------------------------------------------------------    --------------------------     --------------------------
Other assets                                                     Balance sheet                            $2.0
Other liabilities (a)                                            Balance sheet                           302.2
Cumulative effect of a change in accounting principle
   (other comprehensive income)                                  Balance sheet                            (6.6)
Other comprehensive income (b)                                   Balance sheet                          (187.3)
Long-term debt (c)                                               Balance sheet                          (310.3)
Cumulative effect of a change in accounting principle            Income statement                         16.7
Pre-tax gain on transfer to trading account (d)                  Income statement                        321.4
Deferred tax expense (d)                                         Income statement                        134.1

(a) Includes the embedded derivative component of Resources' exchangeable senior notes of $283.7 million
(b) Represents net of tax reduction to other comprehensive income resulting from classification of approximately 15.6 million shares of McLeod as trading securities (equal to net amount of two line items in (d))
(c) Adjustment to the debt component of Resources' exchangeable senior notes
(d) Gain and tax expenses associated with the transfer of approximately 15.6 million shares of McLeod from available-for-sale securities to trading securities

During 2000, $6.7 million of net losses included in the cumulative effect of a change in accounting principle component of accumulated other comprehensive income were reclassified into earnings, resulting in a remaining balance of $0.1 million as of December 31, 2000.

As of December 31, 2000, Alliant Energy held derivative instruments designated as cash flow hedging instruments and other derivatives. The cash flow hedging instruments are comprised of natural gas swaps and coal purchase and sales contracts which are used to manage the price of anticipated coal purchases and sales. WP&L utilizes gas commodity swap arrangements to reduce the impact of price fluctuations on gas purchased and injected into storage during the summer months and withdrawn and sold at current market prices during the winter months pursuant to the natural gas cost incentive sharing mechanism with customers in Wisconsin. The gas commodity swaps in place hedge the forecasted sales of natural gas withdrawn from storage during this period.

In 2000, a net gain of approximately $0.4 million was recognized in earnings (recorded in gas revenues) representing the amount of hedge ineffectiveness. Alliant Energy did not exclude any components of the derivative instruments' gain or loss from the assessment of hedge effectiveness and there were no reclasses into earnings as a result of the discontinuance of hedges. As of December 31, 2000, the maximum length of time over which Alliant Energy is hedging its exposure to the variability in future cash flows for forecasted transactions is 18 months and Alliant Energy estimates that losses of $3.7 million will be reclassified from accumulated other comprehensive income into earnings within the 12 months between January 1, 2001 and December 31, 2001 as the hedged transactions affect earnings.

Alliant Energy's derivatives that have not been designated in hedge relationships include the embedded derivative component of Resources' exchangeable senior notes, oil swaps and collars, natural gas swaps and electricity price collars.

At maturity, the holders of Resources' exchangeable senior notes are paid the higher of the principal amount of the notes or an amount based on the value of McLeod common stock. SFAS 133 requires that Alliant

Energy split the value of the notes into a debt component and a derivative component. The payment feature tied to McLeod stock is considered an embedded derivative under SFAS 133 that must be accounted for as a separate derivative instrument. This component is classified as a "Derivative liability" on the Consolidated Balance Sheets. Subsequent changes in the fair value of the option are reflected as increases or decreases in Alliant Energy's reported net income. The carrying amount of the host debt security, classified as long-term debt, is adjusted for amortization of the debt discount in accordance with the interest method as prescribed by APB 21, "Interest on Receivables and Payables."

Prior to the adoption of SFAS 133, changes in fair value of all of Alliant Energy's McLeod stock had been recorded in the accumulated other comprehensive income component of shareowners' equity on Alliant Energy's Consolidated Balance Sheets, as these securities had been classified as available-for-sale. With the adoption of SFAS 133 on July 1, 2000, Alliant Energy designated 15.6 million shares of its beneficial ownership in approximately 57 million shares of McLeod stock as trading securities. Subsequent changes in the fair value of the shares designated as trading are reflected as increases or decreases in Alliant Energy's net income. These trading gains or losses are expected to correspond with and substantially offset changes in the intrinsic value of the derivative component of Resources' exchangeable senior notes. Changes in the time value portion of the derivative component will result in non-cash increases or decreases to Alliant Energy's net income. Included in "Miscellaneous, net" in Alliant Energy's Consolidated Statements of Income for 2000 was expense of $102.5 million related to the change in value of the McLeod trading securities, largely offset by income of $101.8 million related to the change in value of the derivative component of the exchangeable senior notes.

Whiting is exposed to commodity price risk in the pricing of its oil and gas production. Alliant Energy has previously utilized oil swaps and collars and natural gas swaps, which have not been designated in hedge relationships, to mitigate the impact of oil and gas price fluctuations. These derivatives are recorded at their fair value as a component of "Derivative liability" on the Consolidated Balance Sheets and as a component of "Non-regulated and other" revenues in the Consolidated Statements of Income.

Alliant Energy's utility businesses use electricity price collars, which have not been designated in hedge relationships, to manage energy costs during supply/demand imbalances. As of December 31, 2000, these derivatives were recorded at their fair value as derivative assets, derivative liabilities and regulatory assets on the Consolidated Balance Sheets in Iowa, and as derivative assets and derivative liabilities on the Consolidated Balance Sheets and purchased-power expense in the Consolidated Statements of Income in Wisconsin.

(b) Weather Derivatives - WP&L uses weather derivatives to reduce the impact of weather volatility on its natural gas sales volumes. EITF 99-2, "Accounting for Weather Derivatives," requires the use of the intrinsic value method to account for non-exchange traded weather derivatives. In August 2000, WP&L entered into a non-exchange traded weather floor with a contract period from November 1, 2000 to March 31, 2001 that requires the counterparty pay WP&L $11,000 per heating degree-day less than 5,600 during the contract period. The maximum payout amount by the counterparty on this floor is $7 million. WP&L paid a premium to enter into this contract, which is being amortized to expense over the contract period. In August 1999, WP&L entered into a non-exchange traded "weather collar" with a contract period from November 1, 1999 to March 31, 2000. The maximum payout amount was $5 million.

(c) Nuclear Decommissioning Trust Fund Investments - WP&L previously entered into an equity collar that used written options to mitigate the effect of significant market fluctuations on its common stock investments in its nuclear decommissioning trust funds. The program was designed to protect the portfolio's value while allowing the funds to earn a total return modestly in excess of long-term expectations over the two-year hedge period, which was settled in December 2000. The notional amount of the options was $78 million at December 31, 1999.
The options were reported at fair market value each reporting period. These fair value changes did not impact net income as they were recorded as equally offsetting changes in the investment in nuclear decommissioning trust funds and accumulated depreciation. The option liability fair value exceeded the premium received by $17.8 million at December 31, 1999, as reported by the trustee.

(11)  COMMITMENTS AND CONTINGENCIES
(a) Construction and Acquisition Program - Alliant Energy anticipates 2001 construction and acquisition expenditures will be approximately $851 million, consisting of $388 million for its utility subsidiaries' operations, $257 million for business development initiatives at Resources and $206 million for energy-related international investments. During 2002-2005, Alliant Energy expects to spend approximately $1.4 billion for its utility subsidiaries' operations, $667 million for business development initiatives at Resources and $358 million for energy-related international investments.

(b) Purchased-Power and Transmission, Coal and Natural Gas Contracts - Corporate Services has entered into purchased-power and transmission, coal and natural gas supply, transportation and storage contracts. The natural gas supply commitments are all index-based. Alliant Energy expects to supplement its coal and natural gas supplies with spot market purchases as needed. Alliant Energy's minimum commitments are as follows (dollars and Dths in millions; MWhs and tons in thousands):

                                                                                   Natural gas supply,
                  Purchased-power and               Coal (including             transportation and storage
                     transmission                   transportation)                     contracts
              ----------------------------    ----------------------------     -----------------------------
               Dollars           MWhs           Dollars          Tons            Dollars            Dths
              -----------     ------------    ------------    ------------     -------------     -----------
2001              $74.2            926            $59.6          15,890            $125.1             221
2002               47.0            280             21.8           8,470              74.4             192
2003               32.6            280             16.8           7,564              41.7             158
2004               16.2            219             10.4           5,257              11.9              58
2005                8.0             --              5.0           2,300              11.3              57

(c) Information Technology Services - Corporate Services has an agreement, expiring in 2004, with EDS for information technology services. Alliant Energy's anticipated operating and capital expenditures under the agreement for 2001 are estimated to total approximately $14 million. Future costs under the agreement are variable and are dependent upon Alliant Energy's level of usage of technological services from EDS.

(d) Financial Guarantees and Commitments - Alliant Energy has financial guarantees, which were generally issued to support third-party borrowing arrangements and similar transactions, amounting to approximately $27 million and $17 million outstanding at December 31, 2000 and 1999, respectively. Such guarantees are not reflected in the consolidated financial statements. Management believes that the likelihood of Alliant Energy having to make any material cash payments under these agreements is remote.

As part of Alliant Energy's electricity trading joint venture with Cargill, both Alliant Energy and Cargill have made guarantees to certain counterparties regarding the performance of contracts entered into by the joint venture. Revocable guarantees of approximately $160 million and $95 million have been issued, of which approximately $42 million and $20 million were outstanding at December 31, 2000 and 1999, respectively. Under the terms of the joint venture agreement, any payments required under the guarantees would be shared by Alliant Energy and Cargill on a 50/50 basis to the extent the joint venture is not able to reimburse the guarantor for payments made under the guarantee.

Alliant Energy has also made guarantees to certain counterparties regarding the performance of certain energy-related contracts. As of December 31, 2000, the amount of the guarantees outstanding was approximately $70 million.

As of December 31, 2000 and 1999, Alliant Energy had extended commitments to provide $3.9 million and $6.1 million, respectively, in nonrecourse, permanent financing to developers which were secured by affordable housing properties. Alliant Energy anticipates other lenders will ultimately finance these properties.

During 2000, WP&L committed to transfer all of its transmission assets to ATC. This transfer occurred on January 1, 2001, at the net book value of the assets. WPL Transco LLC, a wholly-owned subsidiary of WP&L, will hold the resulting investment in ATC and follow the equity method of accounting.

(e) Environmental Liabilities - Alliant Energy had recorded the following environmental liabilities, and regulatory assets associated with certain of these liabilities, as of December 31 (in millions):

Environmental liabilities               2000               1999          Regulatory assets            2000               1999
                                   ---------------    ---------------                             --------------     --------------
   MGP sites                           $48.0               $48.0            MGP sites                  $54.3             $54.4
   NEPA                                 10.4                11.1            NEPA                        11.9              12.6
   Oil and gas properties               13.0                13.0            Other                        0.6               0.2
                                                                                                  --------------     --------------
   Other                                 0.5                 1.0                                       $66.8             $67.2
                                                                                                  ==============     ==============
                                   ---------------    ---------------
                                       $71.9               $73.1
                                   ===============    ===============

MGP Sites - IESU, WP&L and IPC have current or previous ownership
----------
interests in 34, 14 and 9 sites, respectively, previously associated with the production of gas for which they may be liable for investigation, remediation and monitoring costs relating to the sites. IESU, WP&L and IPC have received letters from state environmental agencies requiring no further action at three, four and one site(s), respectively. The companies are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sites in order to protect public health and the environment.

Each company records environmental liabilities based upon periodic studies, most recently updated in the third quarter of 2000, related to the MGP sites. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures made and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their fair value. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of all utility subsidiary sites to be approximately $33 million to $62 million.

Under the current rate making treatment approved by the PSCW, the MGP expenditures of WP&L, net of any insurance proceeds, are deferred and collected from gas customers over a five-year period after new rates are implemented. The MPUC also allows the deferral of MGP-related costs applicable to the Minnesota sites and IPC has been successful in obtaining approval to recover such costs in rates in Minnesota. The IUB has permitted utilities to recover prudently incurred costs. Regulatory assets have been recorded by each of the utility subsidiaries, which reflect the probable future rate recovery, where applicable.
Considering the current rate treatment, and assuming no material change therein, the utility subsidiaries believe that the clean-up costs incurred for these MGP sites will not have a material adverse effect on their respective financial conditions or results of operations.

Settlement has been reached with all of IESU's and WP&L's insurance carriers regarding reimbursement for its MGP-related costs and all issues have been resolved. IPC has settled with all but one of its insurance carriers. Insurance recoveries available as of both December 31, 2000 and 1999 for IESU, WP&L and IPC were $18.5 million, $2.1 million and $5.3 million, respectively. Pursuant to their applicable rate making treatment, IESU and IPC have recorded their recoveries in "Other long-term liabilities and deferred credits" and WP&L has recorded its recoveries as an offset against its regulatory assets.

National Energy Policy Act of 1992 - NEPA requires owners of nuclear
-----------------------------------
power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases. IESU and WP&L recover the costs associated with this assessment over the period the costs are assessed. Alliant Energy continues to pursue relief from this assessment through litigation.

Oil and Gas Properties Dismantlement and Abandonment Costs - Whiting is
-----------------------------------------------------------
responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas platforms (and related on-shore plants and equipment), the most significant of which is located off the coast of California. Whiting estimates the total costs for these properties to be approximately $13 million, which it has accrued. The most significant expenditures are not expected to be incurred until 2004.

(f) Decommissioning of DAEC and Kewaunee - Pursuant to the most recent electric rate case orders, the IUB and PSCW allow IESU and WP&L to recover $6 million and $16 million annually for their share of the cost to decommission DAEC and Kewaunee, respectively. Decommissioning expense is included in "Depreciation and amortization" in the Consolidated Statements of Income and the cumulative amount is included in "Accumulated depreciation" on the Consolidated Balance Sheets to the extent recovered through rates.

Additional information relating to the decommissioning of DAEC and Kewaunee included in the most recent electric rate orders was as follows (dollars in millions):

                                                                                DAEC                          Kewaunee
                                                                    -----------------------------     --------------------------
Assumptions relating to current rate recovery amounts:
     Alliant Energy's share of estimated decommissioning cost                  $252.8                          $212.5
     Year dollars in                                                            1993                            2000
     Method to develop estimate                                         NRC minimum formula              Site-specific study
     Annual inflation rate                                                     4.91%                            5.83%
     Decommissioning method                                              Prompt dismantling            Prompt dismantling and
                                                                            and removal                        removal
     Year decommissioning to commence                                           2014                            2013
     After-tax return on external investments:
          Qualified                                                            7.34%                            5.62%
          Non-qualified (DAEC rate adjusted annually)                          5.80%                            6.97%
External trust fund balance at December 31, 2000                                $112.2                          $195.8
Internal reserve at December 31, 2000                                            $21.7                             $--
After-tax earnings on external trust funds in 2000                                $3.4                           $11.3


The rate recovery amounts for DAEC only include an inflation estimate through 1997. Both IESU and WP&L are funding all rate recoveries for decommissioning into external trust funds and funding on a tax-qualified basis to the extent possible. All of the rate recovery assumptions are subject to change in future regulatory proceedings. In accordance with their respective regulatory requirements, IESU and WP&L record the earnings on the external trust funds as interest income with a corresponding entry to interest expense at IESU and to depreciation expense at WP&L. The earnings accumulate in the external trust fund balances and in accumulated depreciation on utility plant.

IESU's 70 percent share of the estimated cost to decommission DAEC based on the most recent site-specific study completed in 1998 is $334.2 million, in 1998 dollars. This study includes the costs to terminate DAEC's NRC license and to return the site to a greenfield condition. IESU's 70 percent share of the estimated cost to decommission DAEC based on the most recent NRC minimum formula, using the direct disposal method, is $355.3 million in 1999 dollars. The NRC minimum formula is intended to apply only to the cost of terminating DAEC's NRC license. The additional decommissioning expense funding requirements which should result from these updated studies are not reflected in IESU's rates.

(g) Legal Proceedings - Alliant Energy is involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Although unable to predict the outcome of these matters, Alliant Energy believes that appropriate reserves have been established and final disposition of these actions will not have a material adverse effect on its financial condition or results of operations.

(12)  JOINTLY-OWNED ELECTRIC UTILITY PLANT
Under joint ownership agreements with other Iowa and Wisconsin utilities, the utility subsidiaries have undivided ownership interests in jointly-owned electric generating stations and related transmission facilities. Each of the respective owners is responsible for the financing of its portion of the construction costs. Kilowatt-hour generation and operating expenses are divided on the same basis as ownership with each owner reflecting its respective costs in its Consolidated Statements of Income. Information relative to the utility subsidiaries' ownership interest in these facilities at December 31, 2000 is as follows (dollars in millions):

                                                                                                 Accumulated        Construction
                                        Fuel            Ownership                Plant in       Provision for         Work-In-
                                        Type            Interest %               Service        Depreciation          Progress
                                     ------------ -----------------------     --------------- ------------------ -------------------
IESU
    Ottumwa Unit 1                      Coal                48.0                  $189.1             $107.3             $2.1
    Neal Unit 3                         Coal                28.0                    59.5               33.7              0.1
    DAEC                               Nuclear              70.0                   510.6              281.7             18.3
                                                                              --------------- ------------------ -------------------
                                                                                  $759.2             $422.7            $20.5
                                                                              --------------- ------------------ -------------------
WP&L
    Columbia Energy Center              Coal                46.2                  $175.4             $103.6             $0.5
    Edgewater Unit 4                    Coal                68.2                    53.0               33.6              1.6
    Edgewater Unit 5                    Coal                75.0                   230.2               98.6              0.3
    Kewaunee                           Nuclear              41.0                   136.8              108.1             21.4
                                                                              --------------- ------------------ -------------------
                                                                                  $595.4             $343.9            $23.8
                                                                              --------------- ------------------ -------------------
IPC
    Neal Unit 4                         Coal                21.5                   $83.5              $53.9            $--
    Louisa Unit 1                       Coal                 4.0                    24.7               13.2             --
                                                                              --------------- ------------------ -------------------
                                                                                  $108.2              $67.1            $--
                                                                              --------------- ------------------ -------------------

                                                                                $1,462.8             $833.7            $44.3
                                                                              =============== ================== ===================

(13)  SEGMENTS OF BUSINESS
Alliant Energy's principal business segments are:

o Regulated domestic utilities - consists of IESU, WP&L and IPC, serving customers in Iowa, Wisconsin, Minnesota and Illinois, and is broken down into three segments: a) electric operations; b) gas operations; and c) other, which includes the water and steam businesses and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in "Other."

o Non-regulated businesses - represents the operations of Resources and its subsidiaries. This includes global partnerships to develop energy generation, delivery and infrastructure in growing international markets and domestic businesses including oil and gas operations, energy trading partnerships, energy and environmental services, transportation services and affordable housing companies.

o Other - includes the operations of Alliant Energy's parent company and Corporate Services, as well as any reconciling/eliminating entries.

Various differences exist between segment reporting information for the non-regulated businesses and Resources' information in Alliant Energy's condensed consolidating financial statements in Note 15 due to Alliant Energy's investment in Cargill-Alliant, LLC being recorded on Alliant Energy's parent's book for legal reporting, but included with the non-regulated businesses information for segment reporting (Alliant

Energy considers this business as part of its non-regulated business for management reporting). The following segment reporting line items were impacted: net (income) loss from equity method subsidiaries; income tax expense (benefit); net income (loss); total assets; and investments in equity method subsidiaries.

Intersegment revenues were not material to Alliant Energy's operations and there was no single customer whose revenues were 10 percent or more of Alliant Energy's consolidated revenues. Refer to Note 9 for a breakdown of Alliant Energy's international investments by country. Certain financial information relating to Alliant Energy's significant business segments and products and services is presented below:

                                               Regulated Domestic Utilities
                                  ---------------------------------------------------     Non-regulated               Alliant Energy
                                  Electric       Gas         Other         Total           Businesses        Other      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
                                                                          (in millions)
2000
Operating revenues               $1,648.0      $415.0        $33.4        $2,096.4           $311.3         ($2.7)       $2,405.0
Depreciation and
   amortization expense             252.6        27.7          3.1           283.4             38.9          --             322.3
Operating income                    330.6        26.6          4.5           361.7             19.2           0.2           381.1
Interest expense, net of AFUDC                               103.1           103.1             53.3           8.5           164.9
Preferred dividends                                            6.7             6.7             --            --               6.7
Net income from equity
   method subsidiaries                                        (0.5)           (0.5)           (18.6)         --             (19.1)
Gain on reclassification of
   investments                                                --              --             (321.3)         --            (321.3)
Gains on sales of McLeod stock                                --              --              (23.8)         --             (23.8)
Miscellaneous, net (other than
   equity income)                                            (23.3)          (23.3)           (21.1)         (2.7)          (47.1)
Income tax expense                                           107.9           107.9            130.6           0.3           238.8
Cumulative effect of a change
   in accounting principle,
   net of tax                                                --               --               16.7          --              16.7
Net income (loss)                                            167.8           167.8            236.8          (5.9)          398.7
Total assets                      3,402.2       554.4        427.2         4,383.8          2,333.3          16.7         6,733.8
Investments in equity method
   subsidiaries                                                6.5             6.5            487.3          --             493.8
Construction and acquisition
   expenditures                     265.9        35.8          3.0           304.7            750.7          11.1         1,066.5

------------------------------------------------------------------------------------------------------------------------------------


                                             Regulated Domestic Utilities
                                  ----------------------------------------------------  Non-regulated                 Alliant Energy
                                   Electric       Gas        Other         Total          Businesses        Other       Consolidated
------------------------------------------------------------------------------------------------------------------------------------
                                                                            (in millions)
1999
Operating revenues                  $1,548.9       $314.3       $32.1       $1,895.3            $235.0        ($2.3)       $2,128.0
Depreciation and
   amortization expense                219.3         25.2         2.9          247.4              31.7         --             279.1
Operating income (loss)                345.1         27.4         5.3          377.8              (1.3)        --             376.5
Interest expense, net of AFUDC                                  100.7          100.7              24.8          3.4           128.9
Preferred dividends                                               6.7            6.7             --            --               6.7
Net (income) loss from equity
   method subsidiaries                                           (0.3)          (0.3)             (2.9)         0.2            (3.0)
Gains on sales of McLeod stock                                   --             --               (40.3)        --             (40.3)
Miscellaneous, net (other than
   equity income/loss)                                           (5.4)          (5.4)            (27.6)         0.1           (32.9)
Income tax expense (benefit)                                    115.0          115.0               6.9         (1.4)          120.5
Net income (loss)                                               161.1          161.1              37.8         (2.3)          196.6
Total assets                         3,321.8        477.6       385.2        4,184.6           1,855.6         35.5         6,075.7
Investments in equity method
   subsidiaries                                                   5.7            5.7              74.0         --              79.7
Construction and acquisition
   expenditures                        246.9         35.5         3.3          285.7             192.1          0.8           478.6

-----------------------------------------------------------------------------------------------------------------------------------

                                             Regulated Domestic Utilities
                                  ----------------------------------------------------   Non-regulated                Alliant Energy
                                  Electric        Gas        Other          Total          Businesses        Other      Consolidated
----------------------------------------------------------------------------------------------------------------------------------
                                                                          (in millions)
1998
Operating revenues                $1,567.5      $295.6       $31.2        $1,894.3            $238.7        ($2.1)        $2,130.9
Depreciation and
   amortization expense              219.4        23.7         2.6           245.7              33.8         --              279.5
Operating income (loss)              271.5        16.0         5.6           293.1              (8.6)        (1.2)           283.3
Interest expense, net of AFUDC                                97.0            97.0              23.3          2.3            122.6
Preferred dividends                                            6.7             6.7             --            --                6.7
Net (income) loss from equity
   method subsidiaries                                        (0.9)           (0.9)              2.2         --                1.3
Miscellaneous, net (other than
   equity income/loss)                                         3.5             3.5              (8.0)         2.4             (2.1)
Income tax expense (benefit)                                  77.2            77.2             (17.2)        (1.9)            58.1
Net income (loss)                                            109.6           109.6              (8.9)        (4.0)            96.7
Total assets                       3,268.5       477.0       386.0         4,131.5             869.2        (41.4)         4,959.3
Investments in equity method
   subsidiaries                                                5.2             5.2              49.4         --               54.6
Construction and acquisition
   expenditures                      233.7        33.2         2.3           269.2             102.9         --              372.1

------------------------------------------------------------------------------------------------------------------------------------

Products and Services
---------------------
                                                                Revenues
------------------------------------------------------------------------------------------------------------------------------------
                      Regulated                                                        Non-regulated
-----------------------------------------------   ----------------------------------------------------------------------------------
                                                                                                                           Total
                                                     Integrated       Oil and Gas                                      Non-regulated
Year      Electric         Gas        Other           Services        Production      Transportation        Other         Businesses
-----------------------------------------------   ----------------------------------------------------------------------------------
                                                                 (in millions)
2000      $1,648.0         $415.0       $33.4           $172.2          $94.1              $20.1              $24.9           $311.3
1999       1,548.9          314.3        32.1            126.0           62.6               21.6               24.8            235.0
1998       1,567.5          295.6        31.2            127.2           64.6               22.0               24.9            238.7
------------------------------------------------------------------------------------------------------------------------------------

(14)       SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                         Quarter Ended

                                                          --------------------------------------------------------------------------
                                                            March 31             June 30           September 30          December 31
                                                          ----------------  ------------------  --------------------  --------------
                                                                             (in millions, except per share data)
2000
----
  Operating revenues                                       $574.1               $523.9               $603.2              $703.8
  Operating income                                           88.4                 60.2                140.0                92.5
  Income before cumulative effect of a
     change in accounting principle, net of tax (a)          19.3                 42.3                259.5                60.9
  Cumulative effect of a change in
     accounting principle, net of tax (a)                    --                   --                   16.7                 --
  Net income (a)                                             19.3                 42.3                276.2                60.9
  Earnings per average common share - diluted: (a)
     Income before cumulative effect of
        a change in accounting principle                     0.24                 0.54                 3.28                0.76
     Cumulative effect of a change in
        accounting principle                                 --                   --                   0.21                --
     Net income                                              0.24                 0.54                 3.49                0.76

1999
----
  Operating revenues                                       $546.9               $477.9               $571.5             $531.7
  Operating income                                           93.0                 60.2                130.8               92.5
  Net income (b)                                             41.7                 38.6                 71.5               44.8
  Earnings per average common
     share (basic and diluted) (b)                           0.54                 0.49                 0.91               0.57

(a) The third quarter of 2000 includes $204 million ($2.58 per diluted share) of non-cash income related to Alliant Energy's adoption of SFAS 133 on July 1, 2000. The first and fourth quarters of 2000 include $7 million ($0.09 per diluted share) and $9 million ($0.11 per diluted share), respectively, of net income from gains on sales of McLeod stock.
(b) The second and fourth quarters of 1999 include $21 million ($0.27 per diluted share) and $4 million ($0.05 per diluted share), respectively, of net income from gains on sales of McLeod stock.

(15)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on various debt issued by Resources and, as a result, is required to present condensed consolidating financial statements. All other Alliant Energy subsidiaries are non-guarantors of Resources' senior notes. Alliant Energy's condensed consolidating financial statements are as follows:

                                                                           Alliant Energy Corporation
                                                                  Condensed Consolidating Statement of Income
                                                                          Year Ended December 31, 2000
                                                                                 (in thousands)

                                                       Alliant                           Other
                                                        Energy                          Alliant                        Consolidated
                                                        Parent                           Energy       Consolidating      Alliant
                                                       Company         Resources      Subsidiaries     Adjustments        Energy
                                                       -----------------------------------------------------------------------------
      Operating revenues:
        Electric utility                                      $--               $--      $1,648,036             $--      $1,648,036
        Gas utility                                            --                --         414,948              --         414,948
        Non-regulated and other                                --           311,262         294,507        (263,769)        342,000
                                                       -----------------------------------------------------------------------------
                                                               --           311,262       2,357,491        (263,769)      2,404,984
                                                       -----------------------------------------------------------------------------

      Operating expenses:
        Electric and steam production fuels                    --                --         288,621              --         288,621
        Purchased power                                        --                --         294,818              --         294,818
        Cost of utility gas sold                               --                --         278,734              --         278,734
        Other operation and maintenance                       703           240,171         751,888        (258,087)        734,675
        Depreciation and amortization                          --            38,952         283,382              --         322,334
        Taxes other than income taxes                          --            12,992          98,379          (6,625)        104,746
                                                       -----------------------------------------------------------------------------
                                                              703           292,115       1,995,822        (264,712)      2,023,928
                                                       -----------------------------------------------------------------------------

      Operating income (loss)                                (703)           19,147         361,669             943         381,056
                                                       -----------------------------------------------------------------------------

      Interest expense and other:
        Interest expense                                   17,350            53,297         121,250         (18,283)        173,614
        Allowance for funds used during construction           --                --          (8,761)             --          (8,761)
        Preferred dividend requirements of subsidiaries        --                --           6,713              --           6,713
        Gain on reclassification of investments                --          (321,349)             --              --        (321,349)
        Gains on sales of McLeodUSA Inc. stock                 --           (23,773)             --              --         (23,773)
        Miscellaneous, net                               (422,137)          (25,021)        (32,294)        413,294         (66,158)
                                                       -----------------------------------------------------------------------------
                                                         (404,787)         (316,846)         86,908         395,011        (239,714)
                                                       -----------------------------------------------------------------------------

      Income (loss) before income taxes                   404,084           335,993         274,761        (394,068)        620,770
                                                       -----------------------------------------------------------------------------

      Income taxes                                          5,422           125,456         106,996             942         238,816
                                                       -----------------------------------------------------------------------------

      Income (loss) before cumulative effect of a
           change in accounting principle, net of tax     398,662           210,537         167,765        (395,010)        381,954
                                                       -----------------------------------------------------------------------------

      Cumulative effect of a change in accounting
           principle, net of tax                               --            16,673              35              --          16,708
                                                       -----------------------------------------------------------------------------

      Net income (loss)                                  $398,662          $227,210        $167,800       ($395,010)       $398,662
                                                       =============================================================================

                                                                Alliant Energy Corporation
                                                       Condensed Consolidating Statement of Income
                                                               Year Ended December 31, 1999
                                                                      (in thousands)
                                                   Alliant                             Other
                                                    Energy                            Alliant                         Consolidated
                                                    Parent                            Energy        Consolidating       Alliant
                                                    Company         Resources       Subsidiaries      Adjustments        Energy
                                                 ----------------------------------------------------------------------------------
Operating revenues:
  Electric utility                                       $--              $--        $1,548,938             $--        $1,548,938
  Gas utility                                             --               --           314,319              --           314,319
  Non-regulated and other                                 --          235,039           274,616        (244,939)          264,716
                                                 ----------------------------------------------------------------------------------
                                                          --          235,039         2,137,873        (244,939)        2,127,973
                                                 ----------------------------------------------------------------------------------

Operating expenses:
  Electric and steam production fuels                     --               --           262,305              --           262,305
  Purchased power                                         --               --           255,446              --           255,446
  Cost of utility gas sold                                --               --           180,519              --           180,519
  Other operation and maintenance                        286          194,577           712,943        (238,695)          669,111
  Depreciation and amortization                           --           31,692           247,396              --           279,088
  Taxes other than income taxes                           --            9,979           100,479          (5,489)          104,969
                                                 ----------------------------------------------------------------------------------
                                                         286          236,248         1,759,088        (244,184)        1,751,438
                                                 ----------------------------------------------------------------------------------

Operating income (loss)                                 (286)          (1,209)          378,785            (755)          376,535
                                                 ----------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                     8,230           24,871           113,177         (10,049)          136,229
  Allowance for funds used during construction            --               --            (7,292)             --            (7,292)
  Preferred dividend requirements of subsidiaries         --               --             6,706              --             6,706
  Gains on sales of McLeodUSA Inc. stock                  --          (40,272)               --              --           (40,272)
  Miscellaneous, net                                (203,972)         (30,702)          (10,316)        209,087           (35,903)
                                                 ----------------------------------------------------------------------------------
                                                    (195,742)         (46,103)          102,275         199,038            59,468
                                                 ----------------------------------------------------------------------------------

Income (loss) before income taxes                    195,456           44,894           276,510        (199,793)          317,067
                                                 ----------------------------------------------------------------------------------

Income tax expense (benefit)                          (1,125)           6,562           115,805            (756)          120,486
                                                 ----------------------------------------------------------------------------------

Net income (loss)                                   $196,581          $38,332          $160,705       ($199,037)         $196,581
                                                 ==================================================================================

                                                                          Alliant Energy Corporation
                                                                Condensed Consolidating Statement of Income
                                                                          Year Ended December 31, 1998
                                                                               (in thousands)

                                                   Alliant                           Other
                                                   Energy                           Alliant                          Consolidated
                                                   Parent                            Energy        Consolidating       Alliant
                                                   Company        Resources       Subsidiaries      Adjustments         Energy
                                                   -------------------------------------------------------------------------------
Operating revenues:
  Electric utility                                        $--             $--       $1,567,442               $--        $1,567,442
  Gas utility                                              --              --          295,590                --           295,590
  Non-regulated and other                                  --         238,676          175,627          (146,461)          267,842
                                                   -------------------------------------------------------------------------------
                                                           --         238,676        2,038,659          (146,461)        2,130,874
                                                   -------------------------------------------------------------------------------

Operating expenses:
  Electric and steam production fuels                      --              --          297,685                --           297,685
  Purchased power                                          --              --          255,332                --           255,332
  Cost of utility gas sold                                 --              --          166,453                --           166,453
  Other operation and maintenance                       2,304         203,925          679,503          (142,761)          742,971
  Depreciation and amortization                            --          33,835          245,670                --           279,505
  Taxes other than income taxes                            --           9,525           99,801            (3,700)          105,626
                                                   -------------------------------------------------------------------------------
                                                        2,304         247,285        1,744,444          (146,461)        1,847,572
                                                   -------------------------------------------------------------------------------

Operating income (loss)                                (2,304)         (8,609)         294,215                --           283,302
                                                   -------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                      6,016          23,298          106,681            (6,632)          129,363
  Allowance for funds used during construction             --              --           (6,812)               --            (6,812)
  Preferred dividend requirements of subsidiaries          --              --            6,699                --             6,699
  Miscellaneous, net                                 (101,341)         (5,777)             849           105,533              (736)
                                                   -------------------------------------------------------------------------------
                                                      (95,325)         17,521          107,417            98,901           128,514
                                                   -------------------------------------------------------------------------------

Income (loss) before income taxes                      93,021         (26,130)         186,798           (98,901)          154,788
                                                   -------------------------------------------------------------------------------

Income tax expense (benefit)                           (1,911)        (17,232)          77,256                --            58,113
                                                   -------------------------------------------------------------------------------

Net income (loss)                                     $94,932         ($8,898)        $109,542          ($98,901)          $96,675
                                                   ===============================================================================


                                                                     Alliant Energy Corporation
                                                                Condensed Consolidating Balance Sheet
                                                                     As of December 31, 2000
                                                                        (in thousands)
                                                      Alliant                           Other
                                                       Energy                          Alliant                       Consolidated
                                                       Parent                          Energy       Consolidating       Alliant
                                                      Company        Resources      Subsidiaries     Adjustments        Energy
                                                      ------------------------------------------------------------------------------
ASSETS
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                               $--              $--        $5,203,069            $--        $5,203,069
      Other                                                   --               --         1,048,506             --         1,048,506
                                                      ------------------------------------------------------------------------------
                                                              --               --         6,251,575             --         6,251,575
    Less - Accumulated depreciation                           --               --         3,296,546             --         3,296,546
    Construction work in progress                             --               --           130,856             --           130,856
    Nuclear fuel, net of amortization                         --               --            61,935             --            61,935
  Other property, plant and equipment, net                    --          553,911            17,687           (111)          571,487
                                                      ------------------------------------------------------------------------------
                                                              --          553,911         3,165,507           (111)        3,719,307
                                                      ------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                        574          133,957            13,884             --           148,415
  Accounts receivable, net                                   224           98,932           194,083             --           293,239
  Production fuel, at average cost                            --            1,379            45,248             --            46,627
  Materials and supplies, at average cost                     --            2,086            53,844             --            55,930
  Gas stored underground, at average cost                     --            2,983            38,376             --            41,359
  Other                                                  223,359           44,504           170,193       (312,645)          125,411
                                                      ------------------------------------------------------------------------------
                                                         224,157          283,841           515,628       (312,645)          710,981
                                                      ------------------------------------------------------------------------------

Investments:
  Consolidated subsidiaries                            1,884,976               --                --     (1,884,976)               --
  Investment in available-for-sale securities of
    McLeodUSA Inc.                                            --          569,951                --             --           569,951
  Investment in trading securities of McLeodUSA Inc.          --          220,912                --             --           220,912
  Investments in unconsolidated foreign entities              --          507,655                --             --           507,655
  Other                                                   30,511           72,148           337,484             --           440,143
                                                      ------------------------------------------------------------------------------
                                                       1,915,487        1,370,666           337,484     (1,884,976)        1,738,661
                                                      ------------------------------------------------------------------------------

                                                      ------------------------------------------------------------------------------
Deferred charges and other                                    --          104,339           460,478             --           564,817
                                                      ------------------------------------------------------------------------------

Total assets                                          $2,139,644       $2,312,757        $4,479,097    ($2,197,732)       $6,733,766
                                                      ==============================================================================

                                                                      Alliant Energy Corporation
                                                          Condensed Consolidating Balance Sheet (Continued)
                                                                       As of December 31, 2000
                                                                            (in thousands)

                                                      Alliant                           Other
                                                      Energy                           Alliant                        Consolidated
                                                      Parent                            Energy       Consolidating       Alliant
                                                      Company         Resources      Subsidiaries     Adjustments        Energy
                                                    -------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock and additional paid-in capital          $948,294         $232,684         $753,392      ($986,076)          $948,294
  Retained earnings                                     818,266          174,012          724,889       (899,005)           818,162
  Accumulated other comprehensive income                     --          276,591           (4,724)            --            271,867
  Shares in deferred compensation trust                    (851)              --               --             --               (851)
                                                    -------------------------------------------------------------------------------
       Total common equity                            1,765,709          683,287        1,473,557     (1,885,081)         2,037,472
                                                    -------------------------------------------------------------------------------

  Cumulative preferred stock of subsidiaries, net            --               --          113,790             --            113,790
  Long-term debt (excluding current portion)             24,000          731,736        1,154,380             --          1,910,116
                                                    -------------------------------------------------------------------------------
                                                      1,789,709        1,415,023        2,741,727     (1,885,081)         4,061,378
                                                    -------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                       --           10,917           81,560             --             92,477
  Commercial paper                                      283,885               --               --             --            283,885
  Other short-term borrowings                                --          110,783               --             --            110,783
  Accounts payable                                           --           51,231          245,728             --            296,959
  Other                                                  63,681           73,474          545,721       (312,645)           370,231
                                                    -------------------------------------------------------------------------------
                                                        347,566          246,405          873,009       (312,645)         1,154,335
                                                    -------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                      (6,415)         411,614          526,476             --            931,675
  Derivative liability                                       --          181,925               --             --            181,925
  Other                                                   8,784           57,790          337,885             (6)           404,453
                                                    -------------------------------------------------------------------------------
                                                          2,369          651,329          864,361             (6)         1,518,053
                                                    -------------------------------------------------------------------------------

Total capitalization and liabilities                 $2,139,644       $2,312,757       $4,479,097    ($2,197,732)        $6,733,766
                                                    ===============================================================================

                                                                Alliant Energy Corporation
                                                          Condensed Consolidating Balance Sheet
                                                                 As of December 31, 1999
                                                                      (in thousands)

                                                          Alliant                           Other
                                                          Energy                           Alliant                      Consolidated
                                                          Parent                           Energy       Consolidating      Alliant
                                                          Company        Resources      Subsidiaries     Adjustments        Energy
                                                     -------------------------------------------------------------------------------
ASSETS
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                $--             $--         $5,032,675            $--      $5,032,675
      Other                                                    --              --            999,421             --         999,421
                                                     -------------------------------------------------------------------------------
                                                               --              --          6,032,096             --       6,032,096
    Less - Accumulated depreciation                            --              --          3,077,459             --       3,077,459
    Construction work in progress                              --              --            119,276             --         119,276
    Nuclear fuel, net of amortization                          --              --             54,363             --          54,363
  Other property, plant and equipment, net                     --         350,681              7,188           (111)        357,758
                                                     -------------------------------------------------------------------------------
                                                               --         350,681          3,135,464           (111)      3,486,034
                                                     -------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                      28,647          65,086             19,936             --         113,669
  Accounts receivable, net                                    150          47,278             97,999             --         145,427
  Production fuel, at average cost                             --              --             49,657             --          49,657
  Materials and supplies, at average cost                      --           1,313             51,127             --          52,440
  Gas stored underground, at average cost                      --              --             23,151             --          23,151
  Other                                                   222,313          18,724            151,681       (291,076)        101,642
                                                     -------------------------------------------------------------------------------
                                                          251,110         132,401            393,551       (291,076)        485,986
                                                     -------------------------------------------------------------------------------

Investments:
  Consolidated subsidiaries                             1,568,848              --                 --     (1,568,848)             --
  Investment in available-for-sale securities of
    McLeodUSA Inc.                                             --       1,123,790                 --             --       1,123,790
  Investments in unconsolidated foreign entities               --         198,055                 --             --         198,055
  Other                                                    16,218          15,061            299,845             --         331,124
                                                     -------------------------------------------------------------------------------
                                                        1,585,066       1,336,906            299,845     (1,568,848)      1,652,969
                                                     -------------------------------------------------------------------------------

                                                     -------------------------------------------------------------------------------
Deferred charges and other                                     --          28,561            422,133             --         450,694
                                                     -------------------------------------------------------------------------------

Total assets                                           $1,836,176      $1,848,549         $4,250,993    ($1,860,035)     $6,075,683
                                                     ===============================================================================

                                                                       Alliant Energy Corporation
                                                           Condensed Consolidating Balance Sheet (Continued)
                                                                        As of December 31, 1999
                                                                             (in thousands)

                                                        Alliant                           Other
                                                        Energy                           Alliant                       Consolidated
                                                        Parent                           Energy       Consolidating       Alliant
                                                        Company        Resources      Subsidiaries     Adjustments        Energy
                                                     -------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock and additional paid-in capital              $943,198       $232,508         $752,109       ($984,617)        $943,198
  Retained earnings                                         577,568        (53,198)         637,429        (584,335)         577,464
  Accumulated other comprehensive income                         --        634,903               --              --          634,903
                                                     -------------------------------------------------------------------------------
       Total common equity                                1,520,766        814,213        1,389,538      (1,568,952)       2,155,565
                                                     -------------------------------------------------------------------------------

  Cumulative preferred stock of subsidiaries, net                --             --          113,638              --          113,638
  Long-term debt (excluding current portion)                 24,000        326,700        1,136,065              --        1,486,765
                                                     -------------------------------------------------------------------------------
                                                          1,544,766      1,140,913        2,639,241      (1,568,952)       3,755,968
                                                     -------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                           --          1,724           53,071              --           54,795
  Commercial paper                                          235,825        138,848               --              --          374,673
  Accounts payable                                               65         23,116          167,968              --          191,149
  Other                                                      51,744         33,981          518,360        (291,077)         313,008
                                                     -------------------------------------------------------------------------------
                                                            287,634        197,669          739,399        (291,077)         933,625
                                                     -------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                          (5,988)       480,489          543,981              --        1,018,482
  Other                                                       9,764         29,478          328,372              (6)         367,608
                                                     -------------------------------------------------------------------------------
                                                              3,776        509,967          872,353              (6)       1,386,090
                                                     -------------------------------------------------------------------------------

Total capitalization and liabilities                     $1,836,176     $1,848,549       $4,250,993     ($1,860,035)      $6,075,683
                                                     ===============================================================================

                                                                 Alliant Energy Corporation
                                                       Condensed Consolidating Statement of Cash Flows
                                                                Year Ended December 31, 2000
                                                                       (in thousands)

                                                               Alliant                        Other
                                                               Energy                        Alliant                   Consolidated
                                                               Parent                        Energy     Consolidating     Alliant
                                                              Company       Resources      Subsidiaries   Adjustments      Energy
                                                              ----------------------------------------------------------------------

Net cash flows from (used for) operating activities             $390,155         $15,222      $428,195    ($401,723)      $431,849
                                                              ----------------------------------------------------------------------

Cash flows from (used for) financing activities:
    Common stock dividends declared                             (157,964)             --       (80,340)      80,340       (157,964)
    Net change in Resources' credit facility                          --         181,652            --           --        181,652
    Proceeds from issuance of exchangeable senior notes               --         402,500            --           --        402,500
    Proceeds from issuance of other long-term debt                    --          21,525       100,000           --        121,525
    Reductions in other long-term debt                                --         (13,641)      (51,196)          --        (64,837)
    Net change in other short-term borrowings                     48,060         110,805        (1,875)          --        156,990
    Other                                                          4,454         (13,962)      (25,922)       5,255        (30,175)
                                                              ----------------------------------------------------------------------
       Net cash flows from (used for) financing activities      (105,450)        688,879       (59,333)      85,595        609,691
                                                              ----------------------------------------------------------------------

Cash flows from (used for) investing activities:
    Construction and acquisition expenditures:
       Utility                                                        --              --      (304,656)          --       (304,656)
       Non-regulated businesses                                       --        (750,687)      (11,121)          --       (761,808)
    Proceeds from dispositions of assets                           2,281         105,892         3,336           --        111,509
    Other                                                       (315,059)          9,565       (62,473)     316,128        (51,839)
                                                              ----------------------------------------------------------------------
       Net cash flows from (used for) investing activities      (312,778)       (635,230)     (374,914)     316,128     (1,006,794)
                                                              ----------------------------------------------------------------------

Net increase (decrease) in cash and temporary
    cash investments                                             (28,073)         68,871        (6,052)          --         34,746
                                                              ----------------------------------------------------------------------
Cash and temporary cash investments at beginning of period        28,647          65,086        19,936           --        113,669
                                                              ----------------------------------------------------------------------
Cash and temporary cash investments at end of period                $574        $133,957       $13,884          $--       $148,415
                                                              ======================================================================

Supplemental cash flow information:
    Cash paid (refunded) during the period for:
       Interest                                                  $17,220         $49,013       $97,495          $--       $163,728
                                                              ======================================================================
       Income taxes                                              ($2,350)       ($20,891)     $140,136          $--       $116,895
                                                              ======================================================================
    Noncash investing and financing activities:
       Capital lease obligations incurred                            $--             $--       $20,419          $--        $20,419
                                                              ======================================================================

                                                                 Alliant Energy Corporation
                                                       Condensed Consolidating Statement of Cash Flows
                                                                Year Ended December 31, 1999
                                                                       (in thousands)
                                                               Alliant                         Other
                                                                Energy                        Alliant                   Consolidated
                                                                Parent                        Energy    Consolidating     Alliant
                                                               Company        Resources   Subsidiaries   Adjustments      Energy
                                                            ------------------------------------------------------------------------

Net cash flows from (used for) operating activities              $198,525       $32,561       $402,622     ($210,579)     $423,129
                                                            ------------------------------------------------------------------------

Cash flows from (used for) financing activities:
    Common stock dividends declared                              (156,489)       (8,161)      (178,699)      186,860      (156,489)
    Net change in Resources' credit facility                           --      (113,657)            --            --      (113,657)
    Proceeds from issuance of other long-term debt                     --       270,349         10,950            --       281,299
    Reductions in other long-term debt                                 --       (34,430)       (61,090)           --       (95,520)
    Net change in other short-term borrowings                     221,325        (1,738)       (50,000)           --       169,587
    Other                                                        (179,656)         (579)       168,829        29,279        17,873
                                                            ------------------------------------------------------------------------
       Net cash flows from (used for) financing activities       (114,820)      111,784       (110,010)      216,139       103,093
                                                            ------------------------------------------------------------------------

Cash flows from (used for) investing activities:
    Construction and acquisition expenditures:
       Utility                                                         --            --       (285,668)           --      (285,668)
       Non-regulated businesses                                        --      (192,067)          (838)           --      (192,905)
    Proceeds from dispositions of assets                               --        90,145          3,298            --        93,443
    Other                                                         (55,170)        9,731        (61,980)       48,169       (59,250)
                                                            ------------------------------------------------------------------------
       Net cash flows from (used for) investing activities        (55,170)      (92,191)      (345,188)       48,169      (444,380)
                                                            ------------------------------------------------------------------------

Net increase (decrease) in cash and temporary
    cash investments                                               28,535        52,154        (52,576)       53,729        81,842
                                                            ------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period            112        12,932         72,512       (53,729)       31,827
                                                            ------------------------------------------------------------------------
Cash and temporary cash investments at end of period              $28,647       $65,086        $19,936           $--      $113,669
                                                            ========================================================================

Supplemental cash flow information:
    Cash paid (refunded) during the period for:
       Interest                                                    $8,079       $22,658        $99,477           $--      $130,214
                                                            ========================================================================
       Income taxes                                               ($2,993)      ($3,612)      $147,755           $--      $141,150
                                                            ========================================================================
    Noncash investing and financing activities:
       Capital lease obligations incurred                             $--           $--        $25,040           $--       $25,040
                                                            ========================================================================


                                                                 Alliant Energy Corporation
                                                       Condensed Consolidating Statement of Cash Flows
                                                                Year Ended December 31, 1998
                                                                       (in thousands)
                                                               Alliant                       Other
                                                               Energy                       Alliant                     Consolidated
                                                               Parent                       Energy       Consolidating       Alliant
                                                               Company      Resources     Subsidiaries     Adjustments        Energy
                                                             -----------------------------------------------------------------------

Net cash flows from (used for) operating activities            $61,753         $49,265      $444,602     ($87,858)        $467,762
                                                             -----------------------------------------------------------------------

Cash flows from (used for) financing activities:
    Common stock dividends declared                           (140,679)         (2,011)      (85,953)      87,964         (140,679)
    Net change in Resources' credit facility                        --          70,492            --           --           70,492
    Proceeds from issuance of other long-term debt                  --           2,594        74,950           --           77,544
    Other                                                       71,270         (34,001)      (48,522)     (53,835)         (65,088)
                                                             -----------------------------------------------------------------------
        Net cash flows from (used for) financing activities    (69,409)         37,074       (59,525)      34,129          (57,731)
                                                             -----------------------------------------------------------------------

Cash flows from (used for) investing activities:
    Construction and acquisition expenditures:
       Utility                                                      --              --      (269,133)          --         (269,133)
       Non-regulated businesses                                     --        (102,585)         (340)          --         (102,925)
    Other                                                        1,746          13,490       (48,711)          --          (33,475)
                                                             -----------------------------------------------------------------------
       Net cash flows from (used for) investing activities       1,746         (89,095)     (318,184)          --         (405,533)
                                                             -----------------------------------------------------------------------

Net increase (decrease) in cash and temporary
    cash investments                                            (5,910)         (2,756)       66,893      (53,729)           4,498
                                                             -----------------------------------------------------------------------
Cash and temporary cash investments at beginning of period       6,022          15,688         5,619           --           27,329
                                                             -----------------------------------------------------------------------
Cash and temporary cash investments at end of period              $112         $12,932       $72,512     ($53,729)         $31,827
                                                             =======================================================================

Supplemental cash flow information:
    Cash paid (refunded) during the period for:
       Interest                                                 $5,992         $22,275       $98,109          $--         $126,376
                                                             =======================================================================
       Income taxes                                            ($2,430)       ($21,943)     $109,289          $--          $84,916
                                                             =======================================================================
    Noncash investing and financing activities:
       Capital lease obligations incurred                          $--             $--        $1,426          $--           $1,426
                                                             =======================================================================


          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareowners of IES Utilities Inc.:

We have audited the accompanying consolidated balance sheets and statements of capitalization of IES Utilities
Inc. (an Iowa corporation) and subsidiaries as of December
31, 2000 and 1999, and the related consolidated statements of income, cash flows and changes in common equity for each of the three years in the period ended December 31, 2000. These financial statements and the supplemental schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IES Utilities Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ ARTHUR ANDERSEN LLP
-----------------------
ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
January 29, 2001

                                                        IES UTILITIES INC.
                                                 CONSOLIDATED STATEMENTS OF INCOME

                                                                                    Year Ended December 31,
                                                                     2000                    1999                     1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Operating revenues:
  Electric utility                                                       $651,459                $627,950                 $639,423
  Gas utility                                                             196,181                 145,825                  141,279
  Steam and other                                                          28,366                  26,921                   26,228
                                                              --------------------    --------------------     --------------------
                                                                          876,006                 800,696                  806,930
                                                              --------------------    --------------------     --------------------
-----------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                     118,364                  95,247                  113,181
  Purchased power                                                          83,575                  82,402                   71,637
  Cost of gas sold                                                        136,352                  88,308                   84,642
  Other operation and maintenance                                         215,741                 222,921                  239,972
  Depreciation and amortization                                           108,064                 101,053                   93,965
  Taxes other than income taxes                                            46,117                  49,266                   48,537
                                                              --------------------    --------------------     --------------------
                                                                          708,213                 639,197                  651,934
                                                              --------------------    --------------------     --------------------
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                          167,793                 161,499                  154,996
                                                              --------------------    --------------------     --------------------
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                         50,962                  51,852                   52,354
  Allowance for funds used during construction                             (2,572)                 (2,366)                  (3,351)
  Miscellaneous, net                                                       (5,070)                 (3,818)                   2,589
                                                              --------------------    --------------------     --------------------
                                                                           43,320                  45,668                   51,592
                                                              --------------------    --------------------     --------------------
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                124,473                 115,831                  103,404
                                                              --------------------    --------------------     --------------------
-----------------------------------------------------------------------------------------------------------------------------------
Income taxes                                                               50,050                  49,385                   41,494
                                                              --------------------    --------------------     --------------------
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                 74,423                  66,446                   61,910
                                                              --------------------    --------------------     --------------------
-----------------------------------------------------------------------------------------------------------------------------------
Preferred dividend requirements                                               914                     914                      914
                                                              --------------------    --------------------     --------------------
-----------------------------------------------------------------------------------------------------------------------------------
Earnings available for common stock                                       $73,509                 $65,532                  $60,996
                                                              ====================    ====================     ====================
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                        IES UTILITIES INC.
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                                       December 31,
ASSETS                                                                                         2000                     1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                                   $2,253,695              $2,196,895
      Gas                                                                                           221,949                 207,769
      Steam                                                                                          59,416                  59,929
      Common                                                                                        146,536                 147,845
                                                                                        --------------------     -------------------
                                                                                                  2,681,596               2,612,438
    Less - Accumulated depreciation                                                               1,392,766               1,311,996
                                                                                        --------------------     -------------------
                                                                                                  1,288,830               1,300,442
    Construction work in progress                                                                    58,352                  37,572
    Leased nuclear fuel, net of amortization                                                         45,836                  39,284
                                                                                        --------------------     -------------------
                                                                                                  1,393,018               1,377,298
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $2,239 and $2,094, respectively                                  6,189                   5,481
                                                                                        --------------------     -------------------
                                                                                                  1,399,207               1,382,779
                                                                                        --------------------     -------------------
------------------------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                                                                 6,755                   5,720
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $587 and $824, respectively                                                                 54,660                  14,130
    Associated companies                                                                              2,696                   5,696
    Other, less allowance for doubtful accounts
      of $373 and $817, respectively                                                                 17,329                  12,864
  Production fuel, at average cost                                                                   11,088                  12,312
  Materials and supplies, at average cost                                                            26,232                  24,722
  Gas stored underground, at average cost                                                            19,290                  11,462
  Adjustment clause balances                                                                         14,776                  11,099
  Regulatory assets                                                                                  14,839                  18,569
  Prepayments and other                                                                               3,442                   8,928
                                                                                        --------------------     -------------------
                                                                                                    171,107                 125,502
                                                                                        --------------------     -------------------
------------------------------------------------------------------------------------------------------------------------------------
Investments:
  Nuclear decommissioning trust funds                                                               112,172                 105,056
  Other                                                                                               6,276                   6,119
                                                                                        --------------------     -------------------
                                                                                                    118,448                 111,175
                                                                                        --------------------     -------------------
------------------------------------------------------------------------------------------------------------------------------------
Other assets:
  Regulatory assets                                                                                 117,574                 123,031
  Deferred charges and other                                                                         12,970                  13,321
                                                                                        --------------------     -------------------
                                                                                                    130,544                 136,352
                                                                                        --------------------     -------------------
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                     $1,819,306              $1,755,808
                                                                                        ====================     ===================
------------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                          IES UTILITIES INC.
                                               CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                                    December 31,
CAPITALIZATION AND LIABILITIES                                                             2000                      1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (in thousands)
Capitalization (See Consolidated Statements of Capitalization):
  Common stock                                                                                  $33,427                   $33,427
  Additional paid-in capital                                                                    279,042                   279,042
  Retained earnings                                                                             267,829                   252,953
  Accumulated other comprehensive loss                                                              (18)                        -
                                                                                    --------------------      --------------------
    Total common equity                                                                         580,280                   565,422
                                                                                    --------------------      --------------------

  Cumulative preferred stock                                                                     18,320                    18,320
  Long-term debt (excluding current portion)                                                    469,771                   551,079
                                                                                    --------------------      --------------------
                                                                                              1,068,371                 1,134,821
                                                                                    --------------------      --------------------

----------------------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                           81,560                    51,196
  Capital lease obligations                                                                      12,651                    13,307
  Notes payable to associated companies                                                         101,095                    56,946
  Accounts payable                                                                               65,898                    41,273
  Accounts payable to associated companies                                                       30,375                    17,438
  Accrued interest                                                                               10,843                    10,833
  Accrued taxes                                                                                  48,069                    44,259
  Other                                                                                          28,921                    23,618
                                                                                    --------------------      --------------------
                                                                                                379,412                   258,870
                                                                                    --------------------      --------------------

----------------------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                             224,164                   225,961
  Accumulated deferred investment tax credits                                                    25,063                    26,682
  Environmental liabilities                                                                      29,521                    26,292
  Pension and other benefit obligations                                                          26,884                    27,734
  Capital lease obligations                                                                      33,185                    25,977
  Other                                                                                          32,706                    29,471
                                                                                    --------------------      --------------------
                                                                                                371,523                   362,117
                                                                                    --------------------      --------------------

----------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 11)

----------------------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                                         $1,819,306                $1,755,808
                                                                                    ====================      ====================

----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                                  IES UTILITIES INC.
                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Year Ended December 31,
                                                                           2000                  1999                  1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            (in thousands)
Cash flows from operating activities:
  Net income                                                                   $74,423               $66,446               $61,910
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                             108,064               101,053                93,965
     Amortization of leased nuclear fuel                                        13,867                11,400                12,513
     Amortization of deferred energy efficiency expenditures                    14,320                16,000                18,707
     Deferred taxes and investment tax credits                                 (13,253)               (6,399)              (17,921)
     Refueling outage provision                                                  7,787                (5,150)               (4,001)
     Impairment of regulatory assets                                                 -                     -                 8,969
     Other                                                                         714                 1,355                  (346)
  Other changes in assets and liabilities:
     Accounts receivable                                                       (41,995)               (2,979)                9,690
     Accounts payable                                                           37,562                (7,729)                3,158
     Accrued taxes                                                               3,810               (11,036)               (3,701)
     Adjustment clause balances                                                 (3,677)              (14,530)                8,829
     Benefit obligations and other                                               9,366                13,272                14,341
                                                                      -----------------    ------------------    ------------------
       Net cash flows from operating activities                                210,988               161,703               206,113
                                                                      -----------------    ------------------    ------------------

-----------------------------------------------------------------------------------------------------------------------------------

Cash flows used for financing activities:
    Common stock dividends declared                                            (58,633)              (87,951)              (18,840)
    Dividends payable                                                                -                (4,840)                4,840
    Preferred stock dividends                                                     (914)                 (914)                 (914)
    Proceeds from issuance of long-term debt                                         -                     -                10,000
    Reductions in long-term debt                                               (51,196)              (50,140)              (10,140)
    Net change in short-term borrowings                                         44,149                56,946                     -
    Principal payments under capital lease obligations                         (15,813)              (12,887)              (13,250)
    Other                                                                            -                   (20)                 (137)
                                                                      -----------------    ------------------    ------------------
      Net cash flows used for financing activities                             (82,407)              (99,806)              (28,441)
                                                                      -----------------    ------------------    ------------------

-----------------------------------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Utility construction expenditures                                         (121,116)             (107,342)             (115,371)
    Nuclear decommissioning trust funds                                         (6,008)               (6,008)               (6,008)
    Other                                                                         (422)                 (731)                1,381
                                                                      -----------------    ------------------    ------------------
      Net cash flows used for investing activities                            (127,546)             (114,081)             (119,998)
                                                                      -----------------    ------------------    ------------------

-----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and temporary cash investments                   1,035               (52,184)               57,674
                                                                      -----------------    ------------------    ------------------

-----------------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                       5,720                57,904                   230
                                                                      -----------------    ------------------    ------------------

-----------------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                            $6,755                $5,720               $57,904
                                                                      =================    ==================    ==================

-----------------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                                   $43,678               $47,307               $50,177
                                                                      =================    ==================    ==================
    Income taxes                                                               $60,255               $70,779               $64,738
                                                                      =================    ==================    ==================
  Noncash investing and financing activities -
      Capital lease obligations incurred                                       $20,419               $25,040                $1,426
                                                                      =================    ==================    ==================

-----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                               IES UTILITIES INC.
                                                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                                                                   December 31,
                                                                                          2000                     1999
--------------------------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands, except share amounts)
Common equity:
  Common stock - $2.50 par value - authorized 24,000,000 shares;
    13,370,788 shares outstanding                                                              $33,427                  $33,427
  Additional paid-in capital                                                                   279,042                  279,042
  Retained earnings                                                                            267,829                  252,953
  Accumulated other comprehensive loss                                                             (18)                       -
                                                                                  ---------------------    ---------------------
                                                                                               580,280                  565,422
                                                                                  ---------------------    ---------------------

--------------------------------------------------------------------------------------------------------------------------------
Cumulative preferred stock:
  Cumulative, par value $50 per share, not mandatorily redeemable
      - authorized 466,406 shares; 366,406 shares outstanding:
          6.10% series, 100,000 shares outstanding                                               5,000                    5,000
          4.80% series, 146,406 shares outstanding                                               7,320                    7,320
          4.30% series, 120,000 shares outstanding                                               6,000                    6,000
                                                                                  ---------------------    ---------------------
                                                                                                18,320                   18,320
                                                                                  ---------------------    ---------------------

--------------------------------------------------------------------------------------------------------------------------------
Long-term debt:
  Collateral Trust Bonds:
      7.65% series, retired in 2000                                                                  -                   50,000
      7.25% series, due 2006                                                                    60,000                   60,000
      6-7/8% series, due 2007                                                                   55,000                   55,000
      6% series, due 2008                                                                       50,000                   50,000
      7% series, due 2023                                                                       50,000                   50,000
      5.5% series, due 2023                                                                     19,400                   19,400
                                                                                  ---------------------    ---------------------
                                                                                               234,400                  284,400
  First Mortgage Bonds:
      Series Y, 8-5/8%, due 2001                                                                60,000                   60,000
      9-1/8% series, due 2001                                                                   21,000                   21,000
      7-1/4% series, due 2007                                                                   30,000                   30,000
                                                                                  ---------------------    ---------------------
                                                                                               111,000                  111,000
  Pollution Control Revenue Bonds:
      5.75%, due serially 2001 to 2003                                                           2,800                    2,996
      Variable rate (5.1% at December 31, 2000), due 2003 to 2010                               10,100                   11,100
      Variable/fixed rate series 1998 (4.25% through 2003), due 2023                            10,000                   10,000
                                                                                  ---------------------    ---------------------
                                                                                                22,900                   24,096
  Subordinated Deferrable Interest Debentures, 7-7/8%, due 2025                                 50,000                   50,000
  Senior Debentures, 6-5/8%, due 2009                                                          135,000                  135,000
                                                                                  ---------------------    ---------------------
                                                                                               553,300                  604,496
                                                                                  ---------------------    ---------------------
  Less:
    Current maturities                                                                         (81,560)                 (51,196)
    Unamortized debt premium and (discount), net                                                (1,969)                  (2,221)
                                                                                  ---------------------    ---------------------
                                                                                               469,771                  551,079
                                                                                  ---------------------    ---------------------

--------------------------------------------------------------------------------------------------------------------------------

Total capitalization                                                                        $1,068,371               $1,134,821
                                                                                  =====================    =====================

--------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                                  IES UTILITIES INC.
                                                 CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

                                                                                                          Accumulated
                                                                            Additional                      Other           Total
                                                                Common       Paid-In        Retained     Comprehensive     Common
                                                                Stock        Capital        Earnings     Income (Loss)      Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
1998:
Beginning balance                                               $33,427      $279,042       $233,216         $ -           $545,685

 Earnings available for common stock                                                          60,996                         60,996
 Common stock dividends                                                                      (18,840)                       (18,840)
                                                             -----------  ------------  -------------   ----------   ---------------
Ending balance                                                   33,427       279,042        275,372            -           587,841

1999:
 Earnings available for common stock                                                          65,532                         65,532
 Common stock dividends                                                                      (87,951)                       (87,951)
                                                             -----------  ------------  -------------   ----------   ---------------
Ending balance                                                   33,427       279,042        252,953            -           565,422

2000:
 Comprehensive income:
   Earnings available for common stock                                                        73,509                         73,509
   Other comprehensive income (loss):
       Unrealized losses on derivatives qualified as hedges:
          Unrealized holding gains arising during period
             due to cumulative effect of a change in
                accounting principle, net of tax of $36                                                        51                51
          Other unrealized holding gains arising during
             period, net of tax of $153                                                                       215               215
          Less: reclassification adjustment for gains
             included in net income, net of tax of $201                                                       284               284
                                                                                                        ----------   ---------------
       Net unrealized losses on qualifying derivatives                                                        (18)              (18)
                                                                                                        ----------   ---------------
   Total comprehensive income                                                                                                73,491

 Common stock dividends                                                                      (58,633)                       (58,633)
                                                             -----------  ------------  -------------   ----------   ---------------
Ending balance                                                  $33,427      $279,042       $267,829         ($18)         $580,280
                                                             ===========  ============  =============   ==========   ===============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                       IES UTILITIES INC.
                       ------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------

Except as modified below, the Alliant Energy Notes to Consolidated Financial Statements are incorporated by reference insofar as they relate to IESU.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) General - The consolidated financial statements include the accounts of IESU and its consolidated subsidiaries. In the fourth quarter of 1999, IESU's subsidiaries were merged into IESU. IESU is a subsidiary of Alliant Energy and is engaged principally in the generation, transmission, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and steam services.
All of IESU's retail customers are located in Iowa.

(c) Regulatory Assets - At December 31, 2000 and 1999, regulatory assets of $132.4 million and $141.6 million, respectively, were comprised of the following items (in millions):
                                           2000        1999
                                        ----------- ------------
Tax-related (Note 1(d))                     $84.7       $83.0
Environmental liabilities (Note 11(e))       35.6        32.4
Energy efficiency program costs               8.8        22.2
Other                                         3.3         4.0
                                        ----------- ------------
                                           $132.4      $141.6
                                        =========== ============


(d) Income Taxes - Alliant Energy files a consolidated federal income tax return. Under the terms of an agreement between Alliant Energy and its subsidiaries, the subsidiaries calculate their respective federal income tax provisions and make payments to or receive payments from Alliant Energy as if they were separate taxable entities.

(i) Operating Revenues - IESU accrues revenues for services rendered but unbilled at month-end. In 1999, IESU recorded a $5 million increase in the estimate of utility services rendered but unbilled at month-end due to the implementation of a refined estimation process.

(3)  LEASES
IESU's operating lease rental expenses for 2000, 1999 and 1998 were $9.6 million, $8.9 million and $9.0 million, respectively. IESU's future minimum lease payments by year are as follows (in millions):

                                           Capital                Operating
Year                                      Leases                  Leases
------------------------------------ ------------------     --------------------
2001                                       $18.0                    $8.7
2002                                        12.4                     6.8
2003                                         7.8                     6.5
2004                                         7.3                     6.3
2005                                         3.3                     4.3
Thereafter                                   3.2                    22.2
                                     ------------------     --------------------
                                            52.0                   $54.8
                                                            ====================
Less:  Amount representing interest          6.2
                                     ------------------
Present value of net minimum
    capital lease payments                 $45.8
                                     ==================

(4)  UTILITY ACCOUNTS RECEIVABLE
An accounts receivable financing arrangement exists through 2001 for IESU, in which it may sell up to a maximum amount of $65 million of accounts receivable to a financial institution on a limited recourse basis. Accounts receivable sold include receivables arising from sales to customers and to other public, municipal and cooperative utilities, as well as from billings to the co-owners of the jointly-owned electric generating plants operated by IESU. IESU receives a fee for billing and collection functions, which remain IESU's responsibility, that approximates fair value. In 2000, 1999 and 1998, IESU received approximately $0.7 billion, $0.6 billion and $0.8 billion, respectively, in aggregate proceeds from this facility. IESU uses proceeds from the sale of accounts receivable and unbilled revenues to finance a portion of its long-term cash needs. Included in IESU's Consolidated Statements of Income for 2000, 1999 and 1998, were fees associated with these sales of $4.0 million, $3.1 million and $3.8 million, respectively.

(5)  INCOME TAXES
The components of federal and state income taxes for IESU for the years ended December 31 were as follows (in millions):

                                            2000        1999         1998
                                       ------------  ------------- ----------
Current tax expense                        $63.3        $55.8      $59.4
Deferred tax expense                       (11.6)        (3.8)     (15.3)
Amortization of investment tax credits      (1.6)        (2.6)      (2.6)
                                       ------------  ------------- ----------
                                           $50.1        $49.4      $41.5
                                       ============= ============  ==========


The overall effective income tax rates shown below for the years ended December 31 were computed by dividing total income tax expense by income before income taxes.

                                                                  2000                 1999                1998
                                                            ----------------     ----------------     --------------
Statutory federal income tax rate                                 35.0%                35.0%                35.0%
    State income taxes, net of federal benefits                    7.2                  7.0                  6.6
    Effect of rate making on property related differences          4.6                  5.1                  1.5
    Amortization of investment tax credits                        (2.2)                (2.2)                (2.5)
    Adjustment of prior period taxes                              (4.0)                (2.7)                (1.4)
    Other items, net                                              (0.4)                 0.4                  0.9
                                                            ----------------     ----------------     --------------
Overall effective income tax rate                                 40.2%                42.6%                40.1%
                                                            ================     ================     ==============

The accumulated deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at December 31 arise from the following temporary differences (in millions):

                                      2000       1999
                                    ---------  ---------
Property related                     $269.8     $276.2
Investment tax credit related         (17.0)     (18.9)
Other                                 (28.6)     (31.3)
                                    ---------  ---------
                                     $224.2     $226.0
                                    =========  =========

(6)  BENEFIT PLANS
(a) Pension Plans and Other Postretirement Benefits - IESU has two non-contributory defined benefit pension plans that cover substantially all of its employees. Benefits are based on the employees' years of service and compensation. IESU also provides certain postretirement health care and life benefits to eligible retirees. In general, the health care plans are contributory with participants' contributions adjusted annually and the life insurance plans are non-contributory.

The weighted-average assumptions as of the measurement date of September 30 are as follows:

                                                        Qualified Pension Benefits                  Other Postretirement Benefits
                                                 ------------------------------------------ ----------------------------------------
                                                     2000          1999          1998           2000          1999             1998
                                                 ------------- ---------------------------- ------------- -------------- -----------
Discount rate                                       8.00%          7.75%         6.75%         8.00%          7.75%           6.75%
Expected return on plan assets                        9%            9%            9%             9%            9%               9%
Rate of compensation increase                        3.5%          3.5%          3.5%           N/A            N/A             N/A
Medical cost trend on covered charges:
      Initial trend range                            N/A            N/A           N/A            9%            7%               8%
      Ultimate trend range                           N/A            N/A           N/A            5%            5%               6%


The components of IESU's qualified pension benefits and other postretirement benefits costs are as follows (in millions):

                                                       Qualified Pension Benefits                    Other Postretirement Benefits
                                              --------------------------------------------     -------------------------------------
                                                 2000            1999             1998          2000           1999            1998
                                              -----------     ------------     -----------    ----------     ----------     --------
Service cost                                      $2.4            $2.6             $2.9          $0.9           $1.5           $1.5
Interest cost                                      7.9             7.6              8.0           3.6            4.4            4.2
Expected return on plan assets                   (11.0)          (10.3)           (11.3)         (2.6)          (2.0)          (1.1)
Amortization of:
   Transition obligation (asset)                  (0.2)           (0.2)            (0.2)          1.8            1.8            1.9
   Prior service cost                              1.0             0.9              0.9           --             --             --
   Actuarial gain                                 (1.0)            --              (0.4)         (0.9)           --             --
                                              -----------     ------------     -----------    ----------     ----------     --------
Total                                            ($0.9)           $0.6            ($0.1)         $2.8           $5.7           $6.5
                                              ===========     ============     ===========    ==========     ==========     ========

During 1998, IESU recognized $1.2 million of curtailment charges relating to IESU's other postretirement benefits.

The pension benefit cost shown above (and in the following tables) represents only the pension benefit cost for bargaining unit employees of IESU covered under the bargaining unit pension plan that is sponsored by IESU. The pension benefit cost for IESU's non-bargaining employees who are now participants in other Alliant Energy plans was $1.2 million, $0.9 million and $2.7 million for 2000, 1999 and 1998, respectively, including a special charge of $1.9 million in 1998 for severance and early retirement window programs. In addition, Corporate Services provides services to IESU. The allocated pension benefit costs associated with these services was $1.3 million, $1.2 million and $0.5 million for 2000, 1999 and 1998, respectively. The other postretirement benefit cost shown above for each period (and in the following tables) represents the other postretirement benefit cost for all IESU employees. The allocated other postretirement benefit cost associated with Corporate Services for IESU was $0.3 million, $0.4 million and $0.2 million for 2000, 1999 and 1998, respectively.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefit costs. A one percent change in the medical trend rates for 2000, holding all other assumptions constant, would have the following effects (in millions):

                                      1 Percent       1 Percent
                                       Increase       Decrease
                                     -------------  --------------
Effect on total of service and
    interest cost components             $0.7          ($0.6)
Effect on postretirement benefit
    obligation                           $5.1          ($4.9)

A reconciliation of the funded status of IESU's plans to the amounts recognized on IESU's Consolidated Balance Sheets at December 31 is presented below (in millions):

                                                          Qualified Pension Benefits            Other Postretirement Benefits
                                                       ---------------------------------     ------------------------------------
                                                           2000               1999                2000                 1999
                                                       --------------     --------------     ---------------      ---------------
Change in benefit obligation:
  Net benefit obligation at beginning of year              $102.3             $113.1             $46.8                $65.2
  Service cost                                                2.4                2.6               0.9                  1.5
  Interest cost                                               7.9                7.6               3.6                  4.4
  Plan participants' contributions                           --                 --                 0.4                  0.4
  Plan amendments                                             2.3               --                (0.6)                (1.0)
  Actuarial loss (gain)                                      (6.0)             (14.3)              1.0                (20.1)
  Gross benefits paid                                        (6.4)              (6.7)             (3.4)                (3.6)
                                                       --------------     --------------     ---------------      ---------------
     Net benefit obligation at end of year                  102.5              102.3              48.7                 46.8
                                                       --------------     --------------     ---------------      ---------------

Change in plan assets:
  Fair value of plan assets at beginning of year            126.1              118.7              30.3                 21.7
  Actual return on plan assets                               11.5               14.1               6.2                  5.6
  Employer contributions                                     --                 --                 6.9                  6.2
  Plan participants' contributions                           --                 --                 0.4                  0.4
  Gross benefits paid                                        (6.4)              (6.7)             (3.4)                (3.6)
                                                       --------------     --------------     ---------------      ---------------
     Fair value of plan assets at end of year               131.2              126.1              40.4                 30.3
                                                       --------------     --------------     ---------------      ---------------

Funded status at end of year                                 28.7               23.8              (8.3)               (16.5)
Unrecognized net actuarial gain                             (30.8)             (25.4)            (20.3)               (18.6)
Unrecognized prior service cost                              10.1                8.9              (0.2)                (0.3)
Unrecognized net transition obligation (asset)               (1.2)              (1.4)             21.2                 23.6
                                                       --------------     --------------     ---------------      ---------------
     Net amount recognized at end of year                    $6.8               $5.9             ($7.6)              ($11.8)
                                                       ==============     ==============     ===============      ===============

Amounts recognized on the Consolidated
  Balance Sheets consist of:
     Prepaid benefit cost                                      $6.8               $5.9             $--                  $--
     Accrued benefit cost                                      --                 --                (7.6)               (11.8)
                                                         --------------     --------------     ---------------      ---------------
     Net amount recognized at measurement date                  6.8                5.9              (7.6)               (11.8)
                                                         --------------     --------------     ---------------      ---------------

Contributions paid after 9/30 and prior to 12/31               --                 --                 0.1                  3.4
                                                         --------------     --------------     ---------------      ---------------
     Net amount recognized at 12/31                            $6.8               $5.9             ($7.5)               ($8.4)
                                                         ==============     ==============     ===============      ===============

Alliant Energy sponsors several non-qualified pension plans which cover certain current and former officers. The pension expense allocated to IESU for these plans was $1.4 million, $0.8 million and $1.4 million in 2000, 1999 and 1998, respectively.

A significant number of IESU employees also participate in defined contribution pension plans (401(k) plans). IESU's contributions to the plans, which are based on the participants' level of contribution, were $2.1 million, $2.0 million and $2.8 million in 2000, 1999 and 1998, respectively.

(7)   COMMON AND PREFERRED STOCK
(b) Preferred Stock - The carrying values of IESU's cumulative preferred stock at December 31, 2000 and 1999 was $18 million. The fair market value, based upon the market yield of similar securities and quoted market prices, at December 31, 2000 and 1999 was $13 million and $12 million, respectively.

(8)   DEBT
(a) Short-Term Debt - Information regarding IESU's short-term debt was as follows (dollars in millions):

                                                      2000                 1999                1998
                                                 ---------------      ---------------     ----------------
As of year end:
    Money pool borrowings                             $101.1                $56.9               $--
    Interest rate on money pool borrowings            6.6%                 5.8%                 N/A

For the year ended:
    Average amount of short-term debt
        (based on daily outstanding balances)          $70.3                $15.5               $--
    Average interest rate on short-term debt           6.5%                 5.3%                N/A

(b) Long-Term Debt - IESU's debt maturities for 2001 to 2005 are $81.6 million, $0.5 million, $4.1 million, $0 and $0, respectively. The carrying value of IESU's long-term debt at December 31, 2000 and 1999 was $551 million and $602 million, respectively. The fair market value, based upon the market yield of similar securities and quoted market prices, at December 31, 2000 and 1999 was $542 million and $573 million, respectively.

(9)  INVESTMENTS AND ESTIMATED FAIR VALUE OF FINANCIAL
INSTRUMENTS
Information relating to investments held by IESU that are marked to market as a result of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," were as follows (in millions):

                                               December 31, 2000                   December 31, 1999
                                         -------------------------------     ------------------------------
                                                               Net                          Net Unrealized
                                         Carrying/Fair      Unrealized        Carrying/Fair    Gains/
                                             Value            Gains               Value        (Losses)
                                        --------------- ---------------      ------------- ---------------
Available-for-sale securities:
  Nuclear decommissioning trust funds:
     Equity securities                              $47          $24                   $47         $28
     Debt securities                                 65            1                    58         (1)
                                         --------------- ---------------      ------------- ---------------
        Total                                      $112          $25                  $105         $27
                                         =============== ===============      ============= ===============

Nuclear Decommissioning Trust Funds - As required by SFAS 115, IESU's debt and equity security investments in the nuclear decommissioning trust funds are classified as available-for-sale. As of December 31, 2000, $35 million, $10 million and $20 million of the debt securities mature in 2001-2010, 2011-2020 and 2021-2030, respectively. The fair market value of the nuclear decommissioning trust funds was as reported by the trustee, adjusted for the tax effect of unrealized gains and losses. Net unrealized holding gains were recorded as part of accumulated provision for depreciation.
The funds realized gains/(losses) from the sales of securities of ($0.2) million, $2.5 million and $0.4 million in 2000, 1999 and 1998, respectively (cost of the investments based on specific identification were $11.3 million, $25.5 million and $14.3 million, respectively, and proceeds from the sales were $11.1 million, $28.0 million and $14.7 million, respectively).

(11)  COMMITMENTS AND CONTINGENCIES
(a) Construction and Acquisition Program - IESU anticipates 2001 utility construction and acquisition expenditures will be approximately $152 million. During 2002-2005, IESU expects to spend approximately $466 million for utility construction and acquisition expenditures.

(b) Purchased-Power and Transmission, Coal and Natural Gas Contracts - Corporate Services has entered into purchased-power and transmission, coal, and natural gas supply, transportation and storage contracts as agent for IESU, WP&L and IPC. The gas supply commitments are all index-based. Based on the System Coordination and Operating Agreement, Alliant Energy annually allocates purchased-power contracts to the individual utilities. Such process considers factors such as resource mix, load growth and resource availability. Refer to Note 16 for additional information. In addition, Corporate Services has entered into various coal contracts as agent for IESU, WP&L and IPC. Contract quantities are allocated to specific plants at the individual utilities based on various factors including projected heat input requirements, combustion compatibility and efficiency. However, for 2001, 2002 and 2003, system-wide contracts of $21.3 million (5.1 million tons), $1.7 million (0.5 million tons), and $1.7 million (0.5 million tons), respectively, have not yet been allocated to the individual utilities due to the need for additional analysis of combustion compatibility and efficiency. Corporate Services expects to supplement its coal and natural gas supplies with spot market purchases as needed. The minimum commitments directly assigned to IESU are as follows (dollars and Dths in millions; MWhs and tons in thousands):

                                                                                  Natural gas supply,
                 Purchased-power and              Coal (including             transportation and storage
                    transmission                  transportation)                      contracts
              --------------------------     ---------------------------     ------------------------------
               Dollars          MWhs          Dollars           Tons           Dollars            Dths
              -----------    -----------     -----------     -----------     -------------     ------------
2001              $11.2           --             $16.0           4,096           $69.3              101
2002                7.7           --               5.6           2,473            42.3               85
2003                7.7           --               5.4           2,401            16.0               64
2004                2.2           --               3.6           1,767             0.7                2
2005                 --           --               3.6           1,767             0.2                2


(c) Information Technology Services - Corporate Services has an agreement, expiring in 2004, with EDS for information technology services. IESU's anticipated operating and capital expenditures under the agreement for 2001 are estimated to total approximately $11 million. Future costs under the agreement are variable and are dependent upon IESU's level of usage of technological services from EDS.

(d) Financial Guarantees - IESU had financial guarantees, which were generally issued to support third-party borrowing arrangements and similar transactions, amounting to $17 million outstanding at December 31, 2000 and 1999. Such guarantees were not reflected in the consolidated financial statements. Management believes that the likelihood of IESU having to make any material cash payments under these agreements is remote.

(e) Environmental Liabilities - IESU had recorded the following environmental liabilities, and regulatory assets associated with certain of these liabilities, as of December 31
(in millions):

Environmental liabilities        2000               1999          Regulatory assets       2000               1999
-------------------------   ---------------    ---------------    ------------------  --------------     --------------
   MGP sites                    $28.0               $24.5            MGP sites             $27.9             $24.5
   NEPA                           6.8                 7.0            NEPA                    7.5               7.7
   Other                          0.3                 0.3            Other                   0.2               0.2
                            ---------------    ---------------                        --------------     --------------
                                $35.1               $31.8                                  $35.6             $32.4
                            ===============    ===============                        ==============     ==============

MGP Sites - Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of all IESU's sites to be approximately $18 million to $37 million.

(13)  SEGMENTS OF BUSINESS
IESU is a regulated domestic utility, serving customers in Iowa, and is broken down into three segments: a) electric operations; b) gas operations; and c) other, which includes the steam business and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in "Other." Intersegment revenues were not material to IESU's operations and there was no single customer whose revenues exceeded 10 percent or more of IESU's consolidated revenues. Certain financial information relating to IESU's significant business segments is presented below:

                                                      Electric          Gas            Other          Total
---------------------------------------------------------------------------------------------------------------
                                                                         (in millions)
2000
Operating revenue                                      $651.4         $196.2          $28.4           $876.0
Depreciation and amortization expense                    97.0            9.1            2.0            108.1
Operating income                                        153.7           11.3            2.8            167.8
Interest expense, net of AFUDC                                                         48.4             48.4
Miscellaneous, net                                                                     (5.1)            (5.1)
Income tax expense                                                                     50.1             50.1
Net income                                                                             74.4             74.4
Preferred dividends                                                                     0.9              0.9
Earnings available for common stock                                                    73.5             73.5
Total assets                                          1,465.3          239.6          114.4          1,819.3
Construction and acquisition expenditures               104.7           15.7            0.7            121.1

---------------------------------------------------------------------------------------------------------------

1999
Operating revenue                                      $628.0         $145.8          $26.9           $800.7
Depreciation and amortization expense                    91.0            8.2            1.9            101.1
Operating income                                        149.6            8.4            3.5            161.5
Interest expense, net of AFUDC                                                         49.5             49.5
Miscellaneous, net                                                                     (3.8)            (3.8)
Income tax expense                                                                     49.4             49.4
Net income                                                                             66.4             66.4
Preferred dividends                                                                     0.9              0.9
Earnings available for common stock                                                    65.5             65.5
Total assets                                          1,449.2          201.1          105.5          1,755.8
Construction and acquisition expenditures                92.7           13.8            0.8            107.3

---------------------------------------------------------------------------------------------------------------

1998
Operating revenue                                      $639.4         $141.3          $26.2           $806.9
Depreciation and amortization expense                    84.7            7.6            1.7             94.0
Operating income                                        143.4            7.6            4.0            155.0
Interest expense, net of AFUDC                                                         49.0             49.0
Miscellaneous, net                                                                      2.6              2.6
Income tax expense                                                                     41.5             41.5
Net income                                                                             61.9             61.9
Preferred dividends                                                                     0.9              0.9
Earnings available for common stock                                                    61.0             61.0
Total assets                                          1,440.8          201.2          147.0          1,789.0
Construction and acquisition expenditures               100.5           14.1            0.8            115.4

---------------------------------------------------------------------------------------------------------------

 (14)  SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                    Quarter Ended
                                                 -----------------------------------------------------------------------------------
                                                      March 31             June 30            September 30          December 31
                                                 -------------------- ------------------   -------------------- --------------------
                                                                                    (in millions)
2000
  Operating revenues                                     $212.1               $182.0               $230.9               $251.0
  Operating income                                         35.5                 22.4                 75.9                 34.0
  Net income                                               16.1                  6.5                 37.4                 14.4
  Earnings available for common stock                      15.9                  6.3                 37.1                 14.2

1999
  Operating revenues                                     $209.3               $170.8               $228.3               $192.3
  Operating income                                         36.2                 24.1                 72.1                 29.1
  Net income                                               14.4                  7.0                 35.5                  9.5
  Earnings available for common stock                      14.2                  6.8                 35.3                  9.2

(16)  RELATED PARTY ISSUES
In association with the 1998 merger that resulted in the formation of Alliant Energy, IESU, WP&L and IPC entered into a System Coordination and Operating Agreement which became effective with the merger. The agreement, which has been approved by FERC, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation and transmission systems of the three utility companies. In addition, the agreement allows the interconnected system to be operated as a single entity with off-system capacity sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases are allocated among the three utility companies based on procedures included in the agreement. The sales amounts allocated to IESU were $15.4 million, $18.1 million and $18.0 million for 2000, 1999 and 1998, respectively. The purchases allocated to IESU were $70.6 million, $71.3 million and $56.0 million for 2000, 1999 and 1998, respectively. The procedures were approved by both FERC and all state regulatory bodies having jurisdiction over these sales. Under the agreement, IESU, WP&L and IPC are fully reimbursed for any generation expense incurred to support the sale to an affiliate or to a non-affiliate. Any margins on sales to non-affiliates are distributed to the three utilities in proportion to each utility's share of electric production at the time of sale.

Pursuant to a service agreement approved by the SEC under PUHCA, IESU receives various administrative and general services from an affiliate, Corporate Services. These services are billed to IESU at cost based on payroll and other expenses incurred by Corporate Services for the benefit of IESU. These costs totaled $100.0 million, $93.9 million and $59.3 million for 2000, 1999 and 1998, respectively, and consisted primarily of employee compensation, benefits and fees associated with various professional services. Corporate Services began operations in May 1998 upon the consummation of the merger. At December 31, 2000 and 1999, IESU had an intercompany payable to Corporate Services of $27.9 million and $16.4 million, respectively.

(17)   INTERSTATE POWER AND LIGHT COMPANY MERGER
On March 15, 2000, the boards of directors of IESU and IPC approved a merger agreement (as amended on November 29, 2000) that will result in IPC merging with and into IESU (the
"Agreement"). Completion of the merger is subject to attaining the necessary regulatory approvals and the affirmative vote of the IPC common and preferred shareowners voting together as a single class and the IESU common shareowners and preferred shareowners of each series voting separately as individual classes. The vote is expected in the second quarter of 2001. Under the Agreement, each share of IPC common stock outstanding will be cancelled without payment and each share of IPC preferred stock outstanding will be cancelled and converted into the right to receive one share of a new class of IESU Class A preferred stock with substantially identical designations, rights and preferences as the previously outstanding IPC preferred stock. IPC and IESU are both wholly-owned operating subsidiaries of Alliant
Energy. As such, the transaction will be accounted for as a common control merger.

The following illustrates the impact of the merger if it had occurred as of January 1, 1998 (in thousands):

                                               2000                   1999                   1998
                                        ------------------    -------------------    -------------------
Operating revenues                          $1,234,007             $1,142,801             $1,162,819
Earnings available for common stock             99,724                 93,896                 77,278

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareowners of Wisconsin Power and Light Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Wisconsin Power and Light Company (a Wisconsin corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows and changes in common equity for each of the three years in the period ended December 31, 2000. These financial statements and the supplemental schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Power and Light Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ ARTHUR ANDERSEN LLP
-----------------------
ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
January 29, 2001

                                                WISCONSIN POWER AND LIGHT COMPANY
                                                CONSOLIDATED STATEMENTS OF INCOME

                                                                                    Year Ended December 31,
                                                                     2000                    1999                     1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Operating revenues:
  Electric utility                                                       $692,191                $626,607                 $614,704
  Gas utility                                                             165,152                 120,770                  111,737
  Water                                                                     5,038                   5,128                    5,007
                                                              --------------------    --------------------     --------------------
                                                                          862,381                 752,505                  731,448
                                                              --------------------    --------------------     --------------------
-----------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric production fuels                                               113,208                 110,521                  120,485
  Purchased power                                                         146,939                 107,598                  113,936
  Cost of gas sold                                                        107,131                  64,073                   61,409
  Other operation and maintenance                                         188,967                 172,131                  193,578
  Depreciation and amortization                                           139,911                 113,037                  119,221
  Taxes other than income taxes                                            29,163                  30,240                   30,169
                                                              --------------------    --------------------     --------------------
                                                                          725,319                 597,600                  638,798
                                                              --------------------    --------------------     --------------------

-----------------------------------------------------------------------------------------------------------------------------------

Operating income                                                          137,062                 154,905                   92,650
                                                              --------------------    --------------------     --------------------

-----------------------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                                         44,644                  40,992                   36,584
  Allowance for funds used during construction                             (5,365)                 (4,511)                  (3,049)
  Miscellaneous, net                                                      (16,536)                  1,836                   (1,129)
                                                              --------------------    --------------------     --------------------
                                                                           22,743                  38,317                   32,406
                                                              --------------------    --------------------     --------------------

-----------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                114,319                 116,588                   60,244
                                                              --------------------    --------------------     --------------------

-----------------------------------------------------------------------------------------------------------------------------------

Income taxes                                                               42,918                  45,758                   24,670
                                                              --------------------    --------------------     --------------------

-----------------------------------------------------------------------------------------------------------------------------------

Income before cumulative effect of a change
   in accounting principle, net of tax                                     71,401                  70,830                   35,574
                                                              --------------------    --------------------     --------------------

-----------------------------------------------------------------------------------------------------------------------------------

Cumulative effect of a change in accounting
   principle, net of tax                                                       35                       -                        -
                                                              --------------------    --------------------     --------------------

-----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                 71,436                  70,830                   35,574
                                                              --------------------    --------------------     --------------------

-----------------------------------------------------------------------------------------------------------------------------------

Preferred dividend requirements                                             3,310                   3,310                    3,310
                                                              --------------------    --------------------     --------------------

-----------------------------------------------------------------------------------------------------------------------------------

Earnings available for common stock                                       $68,126                 $67,520                  $32,264
                                                              ====================    ====================     ====================

-----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                               WISCONSIN POWER AND LIGHT COMPANY
                                                  CONSOLIDATED BALANCE SHEETS

                                                                                                    December 31,
ASSETS                                                                                      2000                    1999
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                                $2,007,974              $1,921,624
      Gas                                                                                        273,457                 258,132
      Water                                                                                       29,869                  27,770
      Common                                                                                     223,921                 218,607
                                                                                     --------------------    --------------------
                                                                                               2,535,221               2,426,133
    Less - Accumulated depreciation                                                            1,380,723               1,266,366
                                                                                     --------------------    --------------------
                                                                                               1,154,498               1,159,767
    Construction work in progress                                                                 59,133                  66,784
    Nuclear fuel, net of amortization                                                             16,099                  15,079
                                                                                     --------------------    --------------------
                                                                                               1,229,730               1,241,630
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $195 and $169, respectively                                     369                     608
                                                                                     --------------------    --------------------
                                                                                               1,230,099               1,242,238
                                                                                     --------------------    --------------------

---------------------------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                                              2,584                   3,555
  Accounts receivable:
    Customer                                                                                      51,769                  22,061
    Associated companies                                                                           2,211                   5,067
    Other                                                                                         13,865                  10,984
  Production fuel, at average cost                                                                17,811                  20,663
  Materials and supplies, at average cost                                                         21,639                  20,439
  Gas stored underground, at average cost                                                         13,876                   8,624
  Prepaid gross receipts tax                                                                      23,088                  20,864
  Other                                                                                            6,397                   9,275
                                                                                     --------------------    --------------------
                                                                                                 153,240                 121,532
                                                                                     --------------------    --------------------

---------------------------------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                                            195,768                 166,202
  Other                                                                                           14,362                  15,272
                                                                                     --------------------    --------------------
                                                                                                 210,130                 181,474
                                                                                     --------------------    --------------------

---------------------------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                               88,721                  82,161
  Deferred charges and other                                                                     174,834                 138,730
                                                                                     --------------------    --------------------
                                                                                                 263,555                 220,891
                                                                                     --------------------    --------------------

---------------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                  $1,857,024              $1,766,135
                                                                                     ====================    ====================

---------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                  WISCONSIN POWER AND LIGHT COMPANY
                                               CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                                  December 31,
CAPITALIZATION AND LIABILITIES                                                          2000                      1999
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (in thousands)
Capitalization (See Consolidated Statements of Capitalization):
  Common stock                                                                               $66,183                   $66,183
  Additional paid-in capital                                                                 229,516                   229,438
  Retained earnings                                                                          371,602                   303,476
  Accumulated other comprehensive loss                                                        (4,708)                        -
                                                                                 --------------------      --------------------
    Total common equity                                                                      662,593                   599,097
                                                                                 --------------------      --------------------

  Cumulative preferred stock                                                                  59,963                    59,963
  Long-term debt (excluding current portion)                                                 514,209                   414,673
                                                                                 --------------------      --------------------
                                                                                           1,236,765                 1,073,733
                                                                                 --------------------      --------------------

-------------------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities                                                                               -                     1,875
  Variable rate demand bonds                                                                  55,100                    55,100
  Notes payable to associated companies                                                       29,244                   125,749
  Accounts payable                                                                           120,155                    88,245
  Accounts payable to associated companies                                                    32,442                    25,306
  Other                                                                                       36,266                    30,283
                                                                                 --------------------      --------------------
                                                                                             273,207                   326,558
                                                                                 --------------------      --------------------

-------------------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                          222,819                   235,838
  Accumulated deferred investment tax credits                                                 29,472                    31,311
  Customer advances                                                                           34,815                    34,643
  Environmental liabilities                                                                    7,564                    10,861
  Other                                                                                       52,382                    53,191
                                                                                 --------------------      --------------------
                                                                                             347,052                   365,844
                                                                                 --------------------      --------------------

-------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 11)

-------------------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                                      $1,857,024                $1,766,135
                                                                                 ====================      ====================

-------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                        WISCONSIN POWER AND LIGHT COMPANY
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year Ended December 31,
                                                                             2000                   1999                   1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            (in thousands)
Cash flows from operating activities:
  Net income                                                                  $71,436                $70,830                $35,574
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                            139,911                113,037                119,221
     Amortization of nuclear fuel                                               5,066                  6,094                  5,356
     Deferred taxes and investment tax credits                                (12,077)               (12,618)                (7,529)
     Other                                                                    (16,003)                 2,432                 (2,089)
  Other changes in assets and liabilities:
     Accounts receivable                                                      (29,733)               (13,423)                12,845
     Accounts payable                                                          39,046                  8,482                 19,452
     Benefit obligations and other                                            (21,797)               (11,854)                (5,509)
                                                                    ------------------     ------------------    -------------------
       Net cash flows from operating activities                               175,849                162,980                177,321
                                                                    ------------------     ------------------    -------------------

------------------------------------------------------------------------------------------------------------------------------------

Cash flows from (used for) financing activities:
    Common stock dividends                                                          -                (58,353)               (58,341)
    Preferred stock dividends                                                  (3,310)                (3,310)                (3,310)
    Proceeds from issuance of long-term debt                                  100,000                      -                 60,000
    Reductions in long-term debt                                               (1,875)                     -                 (8,899)
    Net change in short-term borrowings                                       (96,505)                48,950                 (4,201)
    Capital contribution from parent                                                -                 30,000                      -
    Other                                                                      (1,242)                     -                 (1,966)
                                                                    ------------------     ------------------    -------------------
      Net cash flows from (used for) financing activities                      (2,932)                17,287                (16,717)
                                                                    ------------------     ------------------    -------------------

------------------------------------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Utility construction expenditures                                        (131,640)              (131,915)              (117,143)
    Nuclear decommissioning trust funds                                       (16,092)               (16,092)               (14,297)
    Other                                                                     (26,156)               (30,516)               (29,845)
                                                                    ------------------     ------------------    -------------------
      Net cash flows used for investing activities                           (173,888)              (178,523)              (161,285)
                                                                    ------------------     ------------------    -------------------

------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and temporary cash investments                   (971)                 1,744                   (681)
                                                                    ------------------     ------------------    -------------------

------------------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                      3,555                  1,811                  2,492
                                                                    ------------------     ------------------    -------------------

------------------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                           $2,584                 $3,555                 $1,811
                                                                    ==================     ==================    ===================

------------------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                                  $40,455                $38,330                $33,368
                                                                    ==================     ==================    ===================
    Income taxes                                                              $54,676                $47,164                $31,951
                                                                    ==================     ==================    ===================

------------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                       WISCONSIN POWER AND LIGHT COMPANY
                                                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                                                                     December 31,
                                                                                             2000                     1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands, except share amounts)
Common equity:
    Common stock - $5.00 par value - authorized 18,000,000 shares;
       13,236,601 shares outstanding                                                              $66,183                  $66,183
    Additional paid-in capital                                                                    229,516                  229,438
    Retained earnings                                                                             371,602                  303,476
    Accumulated other comprehensive loss                                                           (4,708)                       -
                                                                                     ---------------------    ---------------------
                                                                                                  662,593                  599,097
                                                                                     ---------------------    ---------------------

-----------------------------------------------------------------------------------------------------------------------------------
Cumulative preferred stock:
    Cumulative, without par value, not mandatorily redeemable - authorized
      3,750,000 shares, maximum aggregate stated value $150,000,000:
        $100 stated value - 4.50% series, 99,970 shares outstanding                                 9,997                    9,997
        $100 stated value - 4.80% series, 74,912 shares outstanding                                 7,491                    7,491
        $100 stated value - 4.96% series, 64,979 shares outstanding                                 6,498                    6,498
        $100 stated value - 4.40% series, 29,957 shares outstanding                                 2,996                    2,996
        $100 stated value - 4.76% series, 29,947 shares outstanding                                 2,995                    2,995
        $100 stated value - 6.20% series, 150,000 shares outstanding                               15,000                   15,000
        $25 stated value - 6.50% series, 599,460 shares outstanding                                14,986                   14,986
                                                                                     ---------------------    ---------------------
                                                                                                   59,963                   59,963
                                                                                     ---------------------    ---------------------

-----------------------------------------------------------------------------------------------------------------------------------
Long-term debt:
    First Mortgage Bonds:
      1984 Series A, variable rate (5% at December 31, 2000), due 2014                              8,500                    8,500
      1988 Series A, variable rate (5.15% at December 31, 2000), due 2015                          14,600                   14,600
      1990 Series V, 9.3%, due 2025                                                                27,000                   27,000
      1991 Series A, variable rate (4.85% at December 31, 2000), due 2015                          16,000                   16,000
      1991 Series B, variable rate (4.85% at December 31, 2000), due 2005                          16,000                   16,000
      1991 Series C, retired in 2000                                                                    -                    1,000
      1991 Series D, retired in 2000                                                                    -                      875
      1992 Series W, 8.6%, due 2027                                                                90,000                   90,000
      1992 Series X, 7.75%, due 2004                                                               62,000                   62,000
      1992 Series Y, 7.6%, due 2005                                                                72,000                   72,000
                                                                                     ---------------------    ---------------------
                                                                                                  306,100                  307,975
    Debentures, 7%, due 2007                                                                      105,000                  105,000
    Debentures, 5.7%, due 2008                                                                     60,000                   60,000
    Debentures, 7-5/8%, due 2010                                                                  100,000                        -
                                                                                     ---------------------    ---------------------
                                                                                                  571,100                  472,975
                                                                                     ---------------------    ---------------------
    Less:
       Current maturities                                                                               -                   (1,875)
       Variable rate demand bonds                                                                 (55,100)                 (55,100)
       Unamortized debt premium and (discount), net                                                (1,791)                  (1,327)
                                                                                     ---------------------    ---------------------
                                                                                                  514,209                  414,673
                                                                                     ---------------------    ---------------------

-----------------------------------------------------------------------------------------------------------------------------------

Total capitalization                                                                           $1,236,765               $1,073,733
                                                                                     =====================    =====================

------------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                          WISCONSIN POWER AND LIGHT COMPANY
                                                 CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

                                                                                                         Accumulated
                                                                             Additional                     Other           Total
                                                                Common        Paid-In        Retained   Comprehensive      Common
                                                                 Stock        Capital        Earnings   Income (Loss)      Equity
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
1998:
Beginning balance                                               $66,183       $199,170       $320,386          $ -        $585,739

 Earnings available for common stock                                                           32,264                       32,264
 Common stock dividends                                                                       (58,341)                     (58,341)
 Common stock issued                                                               268                                         268
                                                            ------------   ------------   ------------ -------------   ------------
Ending balance                                                   66,183        199,438        294,309             -        559,930

1999:
 Earnings available for common stock                                                           67,520                       67,520
 Common stock dividends                                                                       (58,353)                     (58,353)
 Capital contribution from parent                                               30,000                                      30,000
                                                            ------------   ------------   ------------ -------------   ------------
Ending balance                                                   66,183        229,438        303,476             -        599,097

2000:
 Comprehensive income:
   Earnings available for common stock                                                         68,126                       68,126
   Other comprehensive income (loss):
       Unrealized losses on derivatives qualified as hedges:
          Unrealized holding losses arising during period
             due to cumulative effect of a change in
                accounting principle, net of tax of ($430)                                                     (642)          (642)
          Other unrealized holding losses arising during
             period, net of tax of ($3,634)                                                                  (5,151)        (5,151)
          Less: reclassification adjustment for losses
             included in net income, net of tax of ($769)                                                    (1,085)        (1,085)
                                                                                                       -------------   ------------
       Net unrealized losses on qualifying derivatives                                                       (4,708)        (4,708)
                                                                                                       -------------   ------------

   Total comprehensive income                                                                                               63,418

 Common stock issued                                                                78                                          78
                                                            ------------   ------------   ------------ -------------   ------------
Ending balance                                                  $66,183       $229,516       $371,602       ($4,708)      $662,593
                                                            ============   ============   ============ ===============  ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                WISCONSIN POWER AND LIGHT COMPANY
                ---------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------

Except as modified below, the Alliant Energy Notes to Consolidated Financial Statements are incorporated by reference insofar as they relate to WP&L.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) General - The consolidated financial statements include the accounts of WP&L and its consolidated subsidiaries. WP&L is a subsidiary of Alliant Energy and is engaged principally in the generation, transmission, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and water services. Nearly all of WP&L's retail customers are located in south and central Wisconsin. WP&L's principal consolidated subsidiaries are WPL Transco LLC and South Beloit.

(c) Regulatory Assets - At December 31, 2000 and 1999, regulatory assets of $92.4 million and $85.9 million, respectively, were comprised of the following items (in millions):

                                          2000     1999
                                         ------  -------
Tax-related (Note 1(d))                  $37.6   $43.4
Energy efficiency program costs           19.8     7.0
Environmental liabilities (Note 11(e))    16.6    19.1
Other                                     18.4    16.4
                                        ------- ------
                                         $92.4   $85.9
                                        ======= ======

(d) Income Taxes - Alliant Energy files a consolidated federal income tax return. Under the terms of an agreement between Alliant Energy and its subsidiaries, the subsidiaries calculate their respective federal income tax provisions and make payments to or receive payments from Alliant Energy as if they were separate taxable entities.

(3)  LEASES
WP&L's operating lease rental expenses for 2000, 1999 and 1998 were $7.9 million, $7.7 million and $6.4 million, respectively. WP&L's future minimum lease payments by year are as follows (in millions):

                Operating
Year              Leases
--------------  -----------
2001              $14.0
2002               16.5
2003               15.5
2004               15.1
2005               15.2
Thereafter         64.2
                -----------
                 $140.5
                ===========

(4)  UTILITY ACCOUNTS RECEIVABLE
An accounts receivable financing arrangement exists through 2001 for WP&L, in which it may sell up to a maximum amount of $150 million of accounts receivable to a financial institution on a limited recourse basis. Accounts receivable sold include receivables arising from sales to customers and to other public, municipal and cooperative utilities, as well as from billings to the co-owners of the jointly-owned electric generating plants operated by WP&L. WP&L receives a fee for billing and collection functions, which remain WP&L's responsibility, that approximates fair value. In 2000, 1999 and 1998, WP&L received approximately $0.9 billion, $0.9 billion and $1.0 billion, respectively, in aggregate proceeds from this facility. WP&L uses proceeds from the sale of accounts receivable and unbilled revenues to finance a portion of its long-term cash needs. Included in WP&L's Consolidated Statements of Income for 2000, 1999 and 1998, were fees associated with these sales of $5.0 million, $4.0 million and $4.9 million, respectively.

(5)  INCOME TAXES
The components of federal and state income taxes for WP&L for the years ended December 31 were as follows (in millions):

                               2000        1999        1998
                             ----------  ---------   ---------
Current tax expense            $55.0       $58.4      $32.2
Deferred tax expense           (10.2)      (10.7)      (5.6)
Amortization of
  investment tax credits        (1.9)       (1.9)      (1.9)
                             ----------  ---------   ---------
                               $42.9       $45.8      $24.7
                             ==========  =========   =========

The overall effective income tax rates shown below for the years ended December 31 were computed by dividing total income tax expense by income before income taxes.

                                                         2000                   1999                  1998
                                                    ----------------      -----------------      ----------------
Statutory federal income tax rate                         35.0%                 35.0%                  35.0%
    State income taxes, net of federal benefits            6.0                   6.3                    7.8
    Amortization of investment tax credits                (1.6)                 (1.6)                  (3.1)
    Adjustment of prior period taxes                      (0.8)                 (0.3)                  --
    Merger expenses                                        --                   --                      2.5
    Amortization of excess deferred taxes                 (1.3)                 (1.3)                  (2.5)
    Other items, net                                       0.2                   1.1                    1.3
                                                    ----------------      -----------------      ----------------
Overall effective income tax rate                         37.5%                 39.2%                  41.0%
                                                    ================      =================      ================

The accumulated deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at December 31 arise from the following temporary differences (in millions):

                        2000       1999
                      ---------  ---------
Property related       $260.5     $271.9
Investment tax
  credit related        (19.7)     (21.0)
Other                   (18.0)     (15.1)
                      ---------  ---------
                       $222.8     $235.8
                      =========  =========

(6)  BENEFIT PLANS
(a) Pension Plans and Other Postretirement Benefits - WP&L has two non-contributory defined benefit pension plans that cover substantially all of its employees. Benefits are based on the employees' years of service and compensation. WP&L also provides certain postretirement health care and life benefits to eligible retirees. In general, the health care plans are contributory with participants' contributions adjusted annually and the life insurance plans are non-contributory.

The weighted-average assumptions as of the measurement date of September 30 are as follows:

                                                 Qualified Pension Benefits                  Other Postretirement Benefits
                                         ------------------------------------------- -----------------------------------------------
                                             2000           1999           1998          2000           1999             1998
                                         -------------- -------------- ------------- -------------- -------------- -----------------
Discount rate                                8.00%          7.75%         6.75%          8.00%          7.75%           6.75%
Expected return on plan assets                9%             9%             9%            9%             9%               9%
Rate of compensation increase                3.5%           3.5%           3.5%          3.5%           3.5%             3.5%
Medical cost trend on covered charges:
      Initial trend range                     N/A            N/A           N/A            9%             7%               8%
      Ultimate trend range                    N/A            N/A           N/A            5%             5%               5%

The components of WP&L's qualified pension benefits and other postretirement benefits costs are as follows (in millions):

                                           Qualified Pension Benefits                   Other Postretirement Benefits
                                   -------------------------------------------     ----------------------------------------
                                      2000             1999            1998          2000          1999            1998
                                   ------------    -------------    -----------    ----------    ----------     -----------
Service cost                           $3.0            $3.8             $3.2          $1.4          $1.6           $1.7
Interest cost                           8.9             8.9              8.5           3.3           2.7            2.6
Expected return on plan assets        (12.9)          (12.9)           (12.8)         (1.6)         (1.5)          (1.5)
Amortization of:
   Transition obligation (asset)       (2.1)           (2.1)            (2.1)          1.2           1.2            1.3
   Prior service cost                   0.4             0.4              0.5           --            --             --
   Actuarial loss (gain)                --              0.2              --           (0.8)         (0.9)          (1.1)
                                   ------------    -------------    -----------    ----------    ----------     -----------
Total                                 ($2.7)          ($1.7)           ($2.7)         $3.5          $3.1           $3.0
                                   ============    =============    ===========    ==========    ==========     ===========

During 1998, WP&L recognized an additional $0.6 million of costs in accordance with SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," for severance and early retirement programs. In addition, during 1998, WP&L recognized $3.6 million of curtailment charges relating to WP&L's other postretirement benefits.

The pension benefit cost shown above (and in the following tables) represents only the pension benefit cost for bargaining unit employees of WP&L covered under the bargaining unit pension plan that is sponsored by WP&L. The pension benefit cost for WP&L's non-bargaining employees who are now participants in other Alliant Energy plans was ($1.3) million, ($1.8) million and $3.0 million for 2000, 1999 and 1998, respectively, including a special charge of $3.6 million in 1998 for severance and early retirement window programs. In addition, Corporate Services provides services to WP&L. The allocated pension benefit costs associated with these services was $1.3 million, $1.2 million and $0.6 million for 2000, 1999 and 1998, respectively. The other postretirement benefit cost shown above for each period (and in the following tables) represents the other postretirement benefit cost for all WP&L employees. The allocated other postretirement benefit cost associated with Corporate Services for WP&L was $0.3 million, $0.4 million and $0.2 million for 2000, 1999 and 1998, respectively.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefit costs. A one percent change in the medical trend rates for 2000, holding all other assumptions constant, would have the following effects (in millions):

                                                               1 Percent Increase           1 Percent Decrease
                                                             -----------------------     -------------------------
Effect on total of service and interest cost components               $0.4                        ($0.4)
Effect on postretirement benefit obligation                           $3.0                        ($2.9)

A reconciliation of the funded status of WP&L's plans to the amounts recognized on WP&L's Consolidated Balance Sheets at December 31 is presented below (in millions):

                                                          Qualified Pension Benefits            Other Postretirement Benefits
                                                       ---------------------------------     -------------------------------------
                                                           2000               1999                 2000                 1999
                                                       --------------     --------------      ----------------      --------------
Change in benefit obligation:
  Net benefit obligation at beginning of year              $117.2             $132.3              $42.4                 $40.3
  Service cost                                                3.0                3.8                1.4                   1.6
  Interest cost                                               8.9                8.9                3.3                   2.7
  Plan participants' contributions                           --                 --                  1.2                   1.2
  Actuarial loss (gain)                                      (6.2)             (20.8)              (1.3)                  0.8
  Gross benefits paid                                        (7.0)              (7.0)              (4.7)                 (4.2)
                                                       --------------     --------------      ----------------      --------------
     Net benefit obligation at end of year                  115.9              117.2               42.3                  42.4
                                                       --------------     --------------      ----------------      --------------

Change in plan assets:
  Fair value of plan assets at beginning of year            147.6              137.5               17.9                  15.1
  Actual return on plan assets                               15.7               17.1                1.5                   1.8
  Employer contributions                                     --                 --                  3.5                   4.0
  Plan participants' contributions                           --                 --                  1.2                   1.2
  Gross benefits paid                                        (7.0)              (7.0)              (4.7)                 (4.2)
                                                       --------------     --------------      ----------------      --------------
     Fair value of plan assets at end of year               156.3              147.6               19.4                  17.9
                                                       --------------     --------------      ----------------      --------------

Funded status at end of year                                 40.4               30.4              (22.9)                (24.5)
Unrecognized net actuarial loss (gain)                       (8.2)               0.8              (15.0)                (14.5)
Unrecognized prior service cost                               4.3                4.7               (0.2)                 (0.2)
Unrecognized net transition obligation (asset)               (3.7)              (5.8)              13.8                  14.9
                                                       --------------     --------------      ----------------      --------------
     Net amount recognized at end of year                   $32.8              $30.1             ($24.3)               ($24.3)
                                                       ==============     ==============      ================      ==============

Amounts recognized on the Consolidated
  Balance Sheets consist of:
     Prepaid benefit cost                                   $32.8              $30.1               $0.9                  $0.6
     Accrued benefit cost                                    --                 --                (25.2)                (24.9)
                                                       --------------     --------------      ----------------      --------------
     Net amount recognized at measurement date               32.8               30.1              (24.3)                (24.3)
                                                       --------------     --------------      ----------------      --------------

Contributions paid after 9/30 and prior to 12/31             --                 --                  0.6                   1.0
                                                       --------------     --------------      ----------------      --------------
     Net amount recognized at 12/31                         $32.8              $30.1             ($23.7)               ($23.3)
                                                       ==============     ==============      ================      ==============

The benefit obligation and fair value of plan assets for the postretirement welfare plans with benefit obligations in excess of plan assets were $37.1 million and $9.5 million as of September 30, 2000 and $36.5 million and $8.4 million, respectively, as of September 30, 1999.

Alliant Energy sponsors several non-qualified pension plans that cover certain current and former officers. The pension expense allocated to WP&L for these plans was $1.2 million, $0.8 million and $0.8 million in 2000, 1999 and 1998, respectively.

A significant number of WP&L employees also participate in defined contribution pension plans (401(k) plans). WP&L's contributions to the plans, which are based on the participants' level of contribution, were $2.1 million, $2.0 million and $2.4 million in 2000, 1999 and 1998, respectively.

(7) COMMON AND PREFERRED STOCK
(b) Preferred Stock - The carrying value of WP&L's cumulative preferred stock at December 31, 2000 and 1999 was $60 million. The fair market value, based upon the market yield of similar securities and quoted market prices, at December 31, 2000 and 1999 was $44 million and $49 million, respectively.

(8)   DEBT
(a) Short-Term Debt - Information regarding WP&L's short-term debt was as follows (dollars in millions):

                                                     2000                 1999                  1998
                                               -----------------     ----------------     -----------------
As of year end:
   Notes payable outstanding                         $--                   $--                 $50.0
   Interest rate on notes payable                    N/A                   N/A                  5.4%
   Money pool borrowings                            $29.2                $125.7                $26.8
   Interest rate on money pool borrowings            6.6%                 5.8%                  5.2%

For the year ended:
   Average amount of short-term debt
      (based on daily outstanding balances)         $25.5                 $77.1                $48.4
   Average interest rate on short-term debt          6.2%                 5.2%                  5.6%

(b) Long-Term Debt - WP&L's debt maturities for 2001 to 2005 are $0, $0, $0, $62.0 million and $88.0 million, respectively. The carrying value of WP&L's long-term debt at December 31, 2000 and 1999 was $569 million and $472 million, respectively. The fair market value, based upon the market yield of similar securities and quoted market prices, at December 31, 2000 and 1999 was $584 million and $469 million, respectively.

(9)  INVESTMENTS AND ESTIMATED FAIR VALUE OF FINANCIAL
INSTRUMENTS
Information relating to investments held by WP&L that are marked to market as a result of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," were as follows (in millions):

                                                  December 31, 2000                   December 31, 1999
                                            -------------------------------     ------------------------------
                                                                  Net                            Net Unrealized
                                            Carrying/Fair     Unrealized         Carrying/Fair     Gains/
                                                Value            Gains               Value         (Losses)
                                            --------------- ---------------      ------------- ---------------
Available-for-sale securities:
  Nuclear decommissioning trust funds:
     Equity securities                                 $81          $26                   $65         $29
     Debt securities                                   115            2                   101         (2)
                                            --------------- ---------------      ------------- ---------------
        Total                                         $196          $28                  $166         $27
                                            =============== ===============      ============= ===============

Nuclear Decommissioning Trust Funds - As required by SFAS 115, WP&L's debt and equity security investments in the nuclear decommissioning trust funds are classified as available-for-sale. As of December 31, 2000, $75 million, $14 million and $26 million of the debt securities mature in 2001-2010, 2011-2020 and 2021-2035, respectively. The fair market value of the nuclear decommissioning trust funds was as reported by the trustee, adjusted for the tax effect of unrealized gains and losses. Net unrealized holding gains were recorded as part of accumulated provision for depreciation.
The funds realized gains/(losses) from the sales of securities of $5.2 million, ($10.4) million and $0.8 million in 2000, 1999 and 1998, respectively (cost of the investments based on specific identification were $202.1 million, $94.6 million and $57.6 million, respectively, and proceeds from the sales were $207.3 million, $84.2 million and $58.4 million, respectively).

(11)  COMMITMENTS AND CONTINGENCIES
(a) Construction and Acquisition Program - WP&L anticipates 2001 utility construction and acquisition expenditures will be approximately $138 million. During 2002-2005, WP&L expects to spend approximately $667 million for utility construction and acquisition expenditures.

(b) Purchased-Power and Transmission, Coal and Natural Gas Contracts - Corporate Services has entered into purchased-power and transmission, coal, and natural gas supply, transportation and storage contracts as agent for WP&L, IESU and IPC. The gas supply commitments are all index-based. Based on the System Coordination and Operating Agreement, Alliant Energy annually allocates purchased-power contracts to the individual utilities. Such process considers factors such as resource mix, load growth and resource availability. Refer to Note 16 for additional information. In addition, Corporate Services has entered into various coal contracts as agent for WP&L, IESU and IPC. Contract quantities are allocated to specific plants at the individual utilities based on various factors including projected heat input requirements, combustion compatibility and efficiency. However, for 2001, 2002 and 2003, system-wide contracts of $21.3 million (5.1 million tons), $1.7 million (0.5 million tons) and $1.7 million (0.5 million tons), respectively, have not yet been allocated to the individual utilities due to the need for additional analysis of combustion compatibility and efficiency. Corporate Services expects to supplement its coal and natural gas supplies with spot market purchases as needed. The minimum commitments directly assigned to WP&L are as follows (dollars and Dths in millions; MWhs and tons in thousands):

                                                                                   Natural gas supply,
                  Purchased-power and               Coal (including             transportation and storage
                     transmission                   transportation)                     contracts
              ----------------------------    ----------------------------     -----------------------------
               Dollars           MWhs           Dollars          Tons            Dollars            Dths
              -----------     ------------    ------------    ------------     -------------     -----------
2001              $53.2            864            $14.0           4,523            $39.6               93
2002               34.3            219              9.8           3,673             26.9               88
2003               21.8            219              5.5           2,957             22.9               79
2004               14.0            219              5.5           2,957             11.2               56
2005                8.0             --              --               --             11.1               55

(c) Information Technology Services - Corporate Services has an agreement, expiring in 2004, with EDS for information technology services. WP&L's anticipated operating and capital expenditures under the agreement for 2001 are estimated to total approximately $2 million. Future costs under the agreement are variable and are dependent upon WP&L's level of usage of technological services from EDS.

(e) Environmental Liabilities - WP&L had recorded the following environmental liabilities, and regulatory assets associated with certain of these liabilities, as of December 31
(in millions):

Environmental liabilities          2000               1999          Regulatory assets            2000               1999
-------------------------     ---------------    ---------------    -----------------        --------------     --------------
   MGP sites                       $4.5                $7.3            MGP sites                  $11.7             $14.2
   NEPA                             3.6                 4.1            NEPA                         4.4               4.9
   Other                            0.1                 0.1            Other                        0.5              --
                              ---------------    ---------------                             --------------     --------------
                                   $8.2               $11.5                                       $16.6             $19.1
                              ===============    ===============                             ==============     ==============

MGP Sites - Management  currently  estimates the range of  remaining
---------
costs to be incurred for the investigation, remediation and monitoring of all WP&L's sites to be approximately $4 million to $5 million.

(13)  SEGMENTS OF BUSINESS
WP&L is a regulated domestic utility, serving customers in Wisconsin and Illinois, and is broken down into three segments:
a) electric operations; b) gas operations; and c) other, which includes the water business and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in "Other." Intersegment revenues were not material to WP&L's operations and there was no single customer whose revenues exceeded 10 percent or more of WP&L's consolidated revenues. Certain financial information relating to WP&L's significant business segments is presented below:


                                                        Electric          Gas            Other          Total
-------------------------------------------------------------------------------------------------------------------
                                                                             (in millions)
2000
Operating revenue                                          $692.2         $165.2           $5.0             $862.4
Depreciation and amortization expense                       122.9           15.9            1.1              139.9
Operating income                                            123.2           12.2            1.7              137.1
Interest expense, net of AFUDC                                                             39.3               39.3
Net income from equity method subsidiaries                                                 (0.5)              (0.5)
Miscellaneous, net (other than equity income)                                             (16.0)             (16.0)
Income tax expense                                                                         42.9               42.9
Net income                                                                                 71.4               71.4
Preferred dividends                                                                         3.3                3.3
Earnings available for common stock                                                        68.1               68.1
Total assets                                              1,344.9          226.1          286.0            1,857.0
Investments in equity method subsidiaries                                                   4.8                4.8
Construction and acquisition expenditures                   114.2           15.1            2.3              131.6

-------------------------------------------------------------------------------------------------------------------

1999
Operating revenue                                          $626.6         $120.8           $5.1             $752.5
Depreciation and amortization expense                        97.5           14.5            1.0              113.0
Operating income                                            139.3           13.8            1.8              154.9
Interest expense, net of AFUDC                                                             36.5               36.5
Net income from equity method subsidiaries                                                 (0.7)              (0.7)
Miscellaneous, net (other than equity income)                                               2.5                2.5
Income tax expense                                                                         45.8               45.8
Net income                                                                                 70.8               70.8
Preferred dividends                                                                         3.3                3.3
Earnings available for common stock                                                        67.5               67.5
Total assets                                              1,310.5          200.3          255.3            1,766.1
Investments in equity method subsidiaries                                                   5.2                5.2
Construction and acquisition expenditures                   111.2           18.2            2.5              131.9

-------------------------------------------------------------------------------------------------------------------

1998
Operating revenue                                          $614.7         $111.7           $5.0             $731.4
Depreciation and amortization expense                       104.7           13.6            0.9              119.2
Operating income                                             87.4            3.6            1.7               92.7
Interest expense, net of AFUDC                                                             33.5               33.5
Net income from equity method subsidiaries                                                 (0.8)              (0.8)
Miscellaneous, net (other than equity income)                                              (0.3)              (0.3)
Income tax expense                                                                         24.7               24.7
Net income                                                                                 35.6               35.6
Preferred dividends                                                                         3.3                3.3
Earnings available for common stock                                                        32.3               32.3
Total assets                                              1,276.4          195.9          212.9            1,685.2
Investments in equity method subsidiaries                                                   5.2                5.2
Construction and acquisition expenditures                    99.6           16.0            1.5              117.1

(14)  SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                     Quarter Ended
                                           -----------------------------------------------------------------------------------
                                                March 31            June 30             September 30          December 31
                                           ------------------- ------------------   --------------------- --------------------
                                                                             (in millions)
2000
  Operating revenues                               $218.8              $193.9               $199.6                $250.1
  Operating income                                   40.5                25.1                 36.9                  34.6
  Net income                                         21.9                11.3                 17.6                  20.6
  Earnings available for common stock                21.0                10.5                 16.8                  19.8

1999
  Operating revenues                               $203.0              $167.1               $186.8                $195.6
  Operating income                                   46.4                21.9                 32.5                  54.1
  Net income                                         26.3                 6.9                 14.2                  23.4
  Earnings available for common stock                25.4                 6.1                 13.4                  22.6

(16)   RELATED PARTY ISSUES
In association with the 1998 merger that resulted in the formation of Alliant Energy, IESU, WP&L and IPC entered into a System Coordination and Operating Agreement which became effective with the merger. The agreement, which has been approved by FERC, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation and transmission systems of the three utility companies. In addition, the agreement allows the interconnected system to be operated as a single entity with off-system capacity sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases are allocated among the three utility companies based on procedures included in the agreement. The sales amounts allocated to WP&L were $28.6 million, $23.8 million and $23.6 million for 2000, 1999 and 1998, respectively. The purchases allocated to WP&L were $130.7 million, $101.0 million and $70.0 million for 2000, 1999 and 1998, respectively. The procedures were approved by both the FERC and all state regulatory bodies having jurisdiction over these sales. Under the agreement, IESU, WP&L and IPC are fully reimbursed for any generation expense incurred to support a sale to an affiliate or to a non-affiliate. Any margins on sales to non-affiliates are distributed to the three utilities in proportion to each utility's share of electric production at the time of the sale.

Pursuant to a service agreement approved by the SEC under PUHCA, WP&L received various administrative and general services from an affiliate, Corporate Services. These services are billed to WP&L at cost based on payroll and other expenses incurred by Corporate Services for the benefit of WP&L. These costs totaled $103.4 million, $96.5 million and $53.9 million for 2000, 1999 and 1998, respectively, and consisted primarily of employee compensation, benefits and fees associated with various professional services. Corporate Services began operations in May 1998 upon the consummation of the merger. At December 31, 2000 and 1999, WP&L had an intercompany payable to Corporate Services of $30.6 million and $24.7 million, respectively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

ALLIANT ENERGY
The information required by Item 10 relating to directors and nominees for election of directors at the 2001 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information under the caption "Election of Directors" in Alliant Energy's Proxy Statement for the 2001 Annual Meeting of Shareowners (the 2001 Alliant Energy Proxy Statement), which will be filed with the SEC within 120 days after the end of Alliant Energy's fiscal year. The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption
"Section 16(a) Beneficial Ownership Reporting Compliance" in the 2001 Alliant Energy Proxy Statement. The executive officers of Alliant Energy as of the date of this filing are as follows (figures following the names represent the officer's age as of December 31, 2000):

Executive Officers of Alliant Energy
Erroll B. Davis, Jr., 56, was elected Chairman of the Board
---------------------
effective April 2000, has served as President and Chief
Executive Officer (CEO) since 1990 and has been a board member since 1988.

William D. Harvey, 51, was elected Executive Vice
------------------
President-Generation effective April 1998. Prior thereto, he served as Senior Vice President since 1993 at WP&L.

James E. Hoffman, 47, was elected Executive Vice
----------------
President-Business Development effective April 1998. Prior thereto, he served as Executive Vice President since 1996 at IES and Executive Vice President-Customer Service & Energy
Delivery from 1995 to 1997 at IESU.

Eliot G. Protsch, 47, was elected Executive Vice
-----------------
President-Energy Delivery effective April 1998. Prior thereto, he served as Senior Vice President since 1993 at WP&L.

Barbara J. Swan, 49, was elected Executive Vice President and
---------------
General Counsel effective October 1998. She previously served as Vice President-General Counsel from 1994 to 1998 at WP&L.

Thomas M. Walker, 53, was elected Executive Vice President and
-----------------
Chief Financial Officer (CFO) effective April 1998. Prior thereto, he served as Executive Vice President and CFO since
1996 at IES and IESU.

Pamela J. Wegner, 53, was elected Executive Vice
-----------------
President-Corporate Services effective October 1998. She previously served as Vice President-Information Services and Administration from 1994 to 1998 at WP&L.

Edward M. Gleason, 60, has served as Vice President-Treasurer
-------------------
and Corporate Secretary since 1993.

John E. Kratchmer, 38, was elected Corporate Controller and
-------------------
Chief Accounting Officer effective October 2000. He previously served as Assistant Controller since April 1998 and as Manager of Financial Reporting and Property from 1996 to 1998 at IES.

NOTE: None of the executive officers listed above is related to any member of the Board of Directors or nominee for director or any other executive officer.

Mr. Davis has an employment agreement with Alliant Energy pursuant to which his term of office is established. All other executive officers have no definite terms of office and serve at the pleasure of the Board of Directors.

Additional Officers of Alliant Energy
Joan M. Thompson, 43, was elected Assistant Controller
-----------------
effective June 2000. She previously served as Manager-IESU and IPC Accounting since February 1999, Manager-IESU Accounting from 1998 to 1999, and Manager of Taxes and Payroll from 1994 to 1998 at IES.

Linda J. Wentzel, 52, was elected Assistant Corporate Secretary
----------------
effective May 1998.  She previously served as Executive
Administrative Assistant since 1995 at Alliant Energy.

Enrique Bacalao, 51, was elected Assistant Treasurer effective
----------------
November 1998.  Prior to joining Alliant Energy, he was Vice
President, Corporate Banking from 1995 to 1998 at the Chicago
Branch of The Industrial Bank of Japan, Limited.

IESU
IESU's directors are identical to Alliant Energy, but are elected by consent action. The information required by Item 10 relating to directors and nominees for election of directors at the 2001 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information included under the caption "Election of Directors" in the 2001 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of IESU's fiscal year. The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2001 Alliant Energy Proxy Statement. The executive officers of IESU as of the date of this filing are as follows (figures following the names represent the officer's age as of December 31, 2000):

Executive Officers of IESU
Erroll B. Davis, Jr., 56, was elected Chairman of the Board
--------------------
effective April 2000 and CEO effective April 1998. Mr. Davis is also an officer of Alliant Energy and WP&L.

Eliot G. Protsch, 47, was elected President effective April
------------------
1998. Mr. Protsch is also an officer of Alliant Energy and WP&L.

William D. Harvey, 51, was elected Executive Vice
------------------
President-Generation effective October 1998. Mr. Harvey is also an officer of Alliant Energy and WP&L.

Barbara J. Swan, 49, was elected Executive Vice President and
----------------
General Counsel effective October 1998. Ms. Swan is also an officer of Alliant Energy and WP&L.

Thomas M. Walker, 53, was elected Executive Vice President and
----------------
CFO in 1996. Mr. Walker is also an officer of Alliant Energy and WP&L.

Pamela J. Wegner, 53, was elected Executive Vice
-----------------
President-Corporate Services effective October 1998.  Ms.
Wegner is also an officer of Alliant Energy and WP&L.

Edward M. Gleason, 60, was elected Vice President-Treasurer and
-----------------
Corporate Secretary effective April 1998. Mr. Gleason is also an officer of Alliant Energy and WP&L.

Dundeana K. Langer, 42, was elected Vice President-Customer
------------------
Operations effective December 2000. She previously served as Vice President-Customer Services and Operations since September 1999 at IESU and WP&L, Vice President-Customer Operations from 1998 to 1999 at IESU, Vice President-Customer Services from 1998 to 1999 at WP&L, Assistant Vice President-Field Operations from 1997 to 1998 and General Manager-Operations & Director Process Redesign Implementation from 1996 to 1997 at IESU. Ms. Langer is also an officer of WP&L.

Daniel L. Mineck, 52, was elected Vice President-Performance
-----------------
Engineering and Environmental effective October 1998. He previously served as Assistant Vice President-Corporate
Engineering since 1996.  Mr. Mineck is also an officer of WP&L.

Kim K. Zuhlke, 47, was elected Vice President-Engineering,
--------------
Sales and Marketing effective September 1999. He previously served as Vice President-Customer Operations since October
1998.  Mr. Zuhlke is also an officer of WP&L.

John E. Kratchmer, 38, was elected Corporate Controller and
-----------------
Chief Accounting Officer effective October 2000. Mr. Kratchmer is also an officer of Alliant Energy and WP&L.

NOTE: None of the executive officers listed above is related to any member of the Board of Directors or nominee for director or any other executive officer.

Mr. Davis has an employment agreement with Alliant Energy pursuant to which his term of office is established. All other executive officers have no definite terms of office and serve at the pleasure of the Board of Directors.

Additional Officers of IESU
Daniel L. Siegfried, 41, was elected Assistant Corporate
--------------------
Secretary effective April 1998.  He also serves as Senior
Attorney for Alliant Energy.  Previously he served as Senior
Environmental Counsel from 1992 to 1998 at IES.

Linda J. Wentzel, 52, was elected Assistant Corporate Secretary
-----------------
effective May 1998.  Ms. Wentzel is also an officer of Alliant
Energy and WP&L.

Enrique Bacalao, 51, was elected Assistant Treasurer effective
---------------
November 1998. Mr. Bacalao is also an officer of Alliant Energy and WP&L.

Steven F. Price, 48, was elected Assistant Treasurer effective
---------------
April 1998.  Mr. Price is also an officer of WP&L.

WP&L
The information required by Item 10 relating to directors and nominees for election of directors at the 2001 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information under the caption "Election of Directors" in WP&L's Proxy Statement for the 2001 Annual Meeting of Shareowners (the 2001 WP&L Proxy Statement), which will be filed with the SEC within 120 days after the end of WP&L's fiscal year. The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2001 WP&L Proxy Statement. The executive officers of WP&L as of the date of this filing are as follows (figures following the names represent the officer's age as of December 31, 2000):

Executive Officers of WP&L
Erroll B. Davis, Jr., 56, was elected Chairman of the Board
--------------------
effective April 2000 and CEO effective April 1998. He previously served as President and CEO of WP&L since 1988 and has been a board member of WP&L since 1984. Mr. Davis is also an officer of Alliant Energy and IESU.

William D. Harvey, 51, was elected President effective April
-----------------
1998. He previously served as Senior Vice President since 1993 at WP&L. Mr. Harvey is also an officer of Alliant Energy and IESU.

Eliot G. Protsch, 47, was elected Executive Vice
-----------------
President-Energy Delivery effective October 1998. He previously served as Senior Vice President from 1993 to 1998 at WP&L. Mr. Protsch is also an officer of Alliant Energy and IESU.

Barbara J. Swan, 49, was elected Executive Vice President and
----------------
General Counsel effective October 1998. She previously served as Vice President-General Counsel from 1994 to 1998 at WP&L.
Ms. Swan is also an officer of Alliant Energy and IESU.

Thomas M. Walker, 53, was elected Executive Vice President and
-----------------
CFO effective October 1998. Mr. Walker is also an officer of Alliant Energy and IESU.

Pamela J. Wegner, 53, was elected Executive Vice
-----------------
President-Corporate Services effective October 1998. She previously served as Vice President-Information Services and Administration from 1994 to 1998 at WP&L. Ms. Wegner is also an officer of Alliant Energy and IESU.

Edward M. Gleason, 60, was elected Vice President-Treasurer and
------------------
Corporate Secretary effective April 1998. He previously served as Controller, Treasurer, and Corporate Secretary since 1996. Mr. Gleason is also an officer of Alliant Energy and IESU.

Dundeana K. Langer, 42, was elected Vice President-Customer
-------------------
Operations effective December 2000. She has previously served as Vice President-Customer Services and Operations since September 1999 and Vice President-Customer Services from 1998 to 1999. Ms. Langer is also an officer of IESU.

Daniel L. Mineck, 52, was elected Vice President-Performance
----------------
Engineering and Environmental effective April 1998. Mr. Mineck is also an officer of IESU.

Kim K. Zuhlke, 47, was elected Vice President-Engineering,
--------------
Sales & Marketing effective September 1999. He previously served as Vice President-Customer Operations since April 1998 at WP&L and since October 1998 at IESU and as Vice President-Customer Services and Sales from 1993 to 1998 at WP&L. Mr. Zuhlke is also an officer of IESU.

John E. Kratchmer, 38, was elected Corporate Controller and
------------------
Chief Accounting Officer effective October 2000. Mr. Kratchmer is also an officer of Alliant Energy and IESU.

NOTE: None of the executive officers listed above is related to any member of the Board of Directors or nominee for director or any other executive officer.

Mr. Davis has an employment agreement with Alliant Energy pursuant to which his term of office is established. All other executive officers have no definite terms of office and serve at the pleasure of the Board of Directors.

Additional Officers of WP&L
Linda J. Wentzel, 52, was elected Assistant Corporate Secretary
-----------------
effective May 1998.  She previously served as Executive
Administrative Assistant since 1995 at Alliant Energy.  Ms.
Wentzel is also an officer of Alliant Energy and IESU.

Enrique Bacalao, 51, was elected Assistant Treasurer effective
----------------
November 1998.  Mr. Bacalao is also an officer of Alliant
Energy and IESU.

Steven F. Price, 48, was elected Assistant Treasurer effective
----------------
April 1998.  He previously served as Assistant Corporate
Secretary since 1992 at Alliant Energy and WP&L and as Assistant Treasurer since 1992 at Alliant Energy. Mr. Price is also an officer of IESU.

ITEM 11.  EXECUTIVE COMPENSATION

ALLIANT ENERGY
The information required by Item 11 is incorporated herein by reference to the relevant information under the captions "Compensation of Directors," "Compensation of Executive Officers," "Stock Options," "Long-Term Incentive Awards," "Certain Agreements and Transactions" and "Retirement and Employee Benefit Plans" in the 2001 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy's fiscal year.

IESU
The directors as well as the CEO and the four other most highly compensated executive officers for IESU are the same as for WP&L. Therefore, the information required by Item 11 is incorporated herein by reference to the relevant information under the captions "Compensation of Directors," "Compensation of Executive Officers," "Stock Options," "Long-Term Incentive Awards," "Certain Agreements and Transactions" and "Retirement and Employee Benefit Plans" in the 2001 WP&L Proxy Statement, which will be filed with the SEC within 120 days after the end of IESU's fiscal year.

WP&L
The information required by Item 11 is incorporated herein by reference to the relevant information under the captions "Compensation of Directors," "Compensation of Executive Officers," "Stock Options," "Long-Term Incentive Awards," "Certain Agreements and Transactions" and "Retirement and Employee Benefit Plans" in the 2001 WP&L Proxy Statement, which will be filed with the SEC within 120 days after the end of WP&L's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

ALLIANT ENERGY
The information required by Item 12 is incorporated herein by reference to the relevant information under the caption "Ownership of Voting Securities" in the 2001 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy's fiscal year.

IESU
To IESU's knowledge, no shareowner beneficially owned five percent or more of IESU's 4.80% Cumulative Preferred Stock as of December 31, 2000. None of the directors or executive officers of IESU own any shares of IESU's 4.80% Cumulative Preferred Stock.

WP&L
The information required by Item 12 is incorporated herein by reference to the relevant information under the caption "Ownership of Voting Securities" in the 2001 WP&L Proxy Statement, which will be filed with the SEC within 120 days after the end of WP&L's fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a) (1) Consolidated Financial Statements
        ---------------------------------
   Refer to "Index to Financial Statements" in Item 8.
   Financial Statements and Supplementary Data.

(a) (2) Financial Statement Schedules
        ------------------------------
   Report of Independent Public Accountants on Schedules
   Schedule II.  Valuation and Qualifying Accounts and Reserves

   NOTE: All other schedules are omitted because they are not applicable or not required, or because that required information is shown either in the consolidated financial statements or in the notes thereto.

(a) (3) Exhibits Required by Securities and Exchange Commission
---------------------------------------------------------------
Regulation S-K
--------------
   The following Exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are incorporated herein by reference.

   2.1* Agreement and Plan of Merger, dated as of November 10, 1995, by and among WPLH, IES, IPC and AMW Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to Alliant Energy's Form 8-K, dated November 10, 1995)

   2.2* Amendment No. 1 to Agreement and Plan of Merger and Stock Option Agreements, dated May 22, 1996, by and among WPLH, IES, IPC, a Delaware corporation, AMW Acquisition, Inc., WPLH Acquisition Co. and IPC, a Wisconsin corporation (incorporated by reference to Exhibit 2.1 to Alliant Energy's Form 8-K, dated May 22, 1996)

   2.3* Amendment No. 2 to Agreement and Plan of Merger, dated August 16, 1996, by and among WPLH, IES, IPC, a Delaware corporation, WPLH Acquisition Co. and IPC, a Wisconsin corporation (incorporated by reference to Exhibit 2.1 to Alliant Energy's Form 8-K, dated August 15, 1996)

   2.4* Agreement and Plan of Merger, dated as of March 15, 2000, as amended on November 29, 2000, between IESU and IPC (incorporated by reference to Appendix A to the joint proxy statement/prospectus of IESU, dated February 13, 2001 (Registration No. 333-53846))

   3.1* Restated Articles of Incorporation of Alliant Energy, as amended (incorporated by reference to Exhibit 3.2 to Alliant Energy's Form 10-Q for the quarter ended
          June 30, 1999)

   3.2 Bylaws of Alliant Energy, as amended, effective as of January 30, 2001

   3.3* Restated Articles of Incorporation of WP&L, as amended (incorporated by reference to Exhibit 3.1 to WP&L's Form 10-Q for the quarter ended June 30, 1994)

   3.4    Bylaws of WP&L, as amended, effective as of January
          30, 2001

   3.5*   Amended and Restated Articles of Incorporation of
          IESU (incorporated by reference to Exhibit 3.5 to IESU's Form 10-Q for the quarter ended June 30, 1998)

   3.6    Bylaws of IESU, as amended, effective as of January
          30, 2001

   4.1*   Indenture of Mortgage or Deed of Trust dated
          August 1, 1941, between WP&L and First Wisconsin Trust Company (Firstar Bank, N.A., successor) and George B. Luhman (Brian J. Gardner, successor), as Trustees, filed as Exhibit 7(a) in File No. 2-6409, and the indentures supplemental thereto dated, respectively, January 1, 1948, September 1, 1948, June 1, 1950,
          April 1, 1951, April 1, 1952, September 1, 1953,
          October 1, 1954, March 1, 1959, May 1, 1962,
          August 1, 1968, June 1, 1969, October 1, 1970, July 1,
          1971, April 1, 1974, December 1, 1975, May 1, 1976,
          May 15, 1978, August 1, 1980, January 15, 1981,
          August 1, 1984, January 15, 1986, June 1, 1986,
          August 1, 1988, December 1, 1990, September 1, 1991, October 1, 1991, March 1, 1992, May 1, 1992, June 1,
          1992 and July 1, 1992 (Second Amended Exhibit 7(b) in File No. 2-7361; Amended Exhibit 7(c) in File
          No. 2-7628; Amended Exhibit 7.02 in File No. 2-8462; Amended Exhibit 7.02 in File No. 2-8882; Second Amendment Exhibit 4.03 in File No. 2-9526; Amended
          Exhibit 4.03 in File No. 2-10406; Amended
          Exhibit 2.02 in File No. 2-11130; Amended Exhibit 2.02 in File No. 2-14816; Amended Exhibit 2.02 in File
          No. 2-20372; Amended Exhibit 2.02 in File No. 2-29738; Amended Exhibit 2.02 in File No. 2-32947; Amended
          Exhibit 2.02 in File No. 2-38304; Amended
          Exhibit 2.02 in File No. 2-40802; Amended Exhibit 2.02 in File No. 2-50308; Exhibit 2.01(a) in File
          No. 2-57775; Amended Exhibit 2.02 in File No. 2-56036; Amended Exhibit 2.02 in File No. 2-61439;
          Exhibit 4.02 in File No. 2-70534; Amended Exhibit 4.03 in File No. 2-70534; Exhibit 4.02 in File
          No. 33-2579; Amended Exhibit 4.03 in File No. 33-2579; Amended Exhibit 4.02 in File No. 33-4961;
          Exhibit 4.24 in File No. 33-45726, Exhibit 4.25 in File No. 33-45726, Exhibit 4.26 in File No. 33-45726,
          Exhibit 4.27 in File No.33-45726, Exhibit 4.1 to WP&L's Form 8-K dated March 9, 1992, Exhibit 4.1 to WP&L's Form 8-K dated May 12, 1992, Exhibit 4.1 to WP&L's Form 8-K dated June 29, 1992 and Exhibit 4.1 to WP&L's Form 8-K dated July 20, 1992)

   4.2* Rights Agreement, dated January 20, 1999, between Alliant Energy and Firstar Bank Milwaukee, N.A. (incorporated by reference to Exhibit 4.1 to Alliant Energy's Registration Statement on Form 8-A, dated January 20, 1999)

   4.3* Indenture, dated as of June 20, 1997, between WP&L and Firstar Trust Company (Firstar Bank, N.A., successor), as Trustee, relating to debt securities (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WP&L's Registration Statement on Form S-3 (Registration No. 33-60917))

   4.4* Officers' Certificate, dated as of June 25, 1997, creating WP&L's 7% debentures due June 15, 2007
          (incorporated by reference to Exhibit 4 to WP&L's
          Form 8-K, dated June 25, 1997)

   4.5*   Officers' Certificate, dated as of October 27,
          1998, creating WP&L's 5.70% debentures due October
          15, 2008 (incorporated by reference to Exhibit 4 to
          WP&L's Form 8-K, dated October 27, 1998)

   4.6* Officers' Certificate, dated as of March 1, 2000, creating WP&L's 7-5/8% debentures due March 1, 2010
          (incorporated by reference to Exhibit 4 to WP&L's
          Form 8-K, dated March 1, 2000)

   4.7* Indenture of Mortgage and Deed of Trust, dated as of September 1, 1993, between IESU (formerly Iowa Electric Light and Power Company (IE)) and The First National Bank of Chicago (Bank One Trust Company, National Association, successor), as Trustee (Mortgage) (incorporated by reference to Exhibit 4(c) to IESU's Form 10-Q for the quarter ended
          September 30, 1993), and the indentures supplemental thereto dated, respectively, October 1, 1993, November 1, 1993, March 1, 1995, September 1, 1996 and April 1, 1997 (Exhibit 4(d) in IESU's Form 10-Q dated November 12, 1993, Exhibit 4(e) in IESU's Form 10-Q dated November 12, 1993, Exhibit 4(b) in IESU's Form 10-Q dated May 12, 1995, Exhibit 4(c)(i) in IESU's Form 8-K dated September 19, 1996 and Exhibit 4(a) in IESU's Form 10-Q dated May 14, 1997)

   4.8* Indenture of Mortgage and Deed of Trust, dated as of August 1, 1940, between IESU (formerly IE) and The First National Bank of Chicago (Bank One Trust Company, National Association, successor), Trustee (1940 Indenture) (incorporated by reference to Exhibit 2(a) to IESU's Registration Statement, File No. 2-25347), and the indentures supplemental thereto dated, respectively, March 1, 1941, July 15, 1942, August 2, 1943, August 10, 1944, November 10, 1944,
          August 8, 1945, July 1, 1946, July 1, 1947, December 15, 1948, November 1, 1949, November 10, 1950,
          October 1, 1951, March 1, 1952, November 5, 1952,
          February 1, 1953, May 1, 1953, November 3, 1953,
          November 8, 1954, January 1, 1955, November 1, 1955, November 9, 1956, November 6, 1957, November 4, 1958, November 3, 1959, November 1, 1960, January 1, 1961, November 7, 1961, November 6, 1962, November 5, 1963, November 4, 1964, November 2, 1965, September 1, 1966, November 30, 1966, November 7, 1967, November 5, 1968, November 1, 1969, December 1, 1970, November 2, 1971, May 1, 1972, November 7, 1972, November 7,
          1973, September 10, 1974, November 5, 1975, July 1,
          1976, November 1, 1976, December 1, 1977, November 1, 1978, December 1, 1979, November 1, 1981, December 1, 1980, December 1, 1982, December 1, 1983, December 1, 1984, March 1, 1985, March 1, 1988, October 1, 1988,
          May 1, 1991, March 1, 1992, October 1, 1993, November 1, 1993, March 1, 1995, September 1, 1996 and April 1, 1997 (Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit
          4.10 in IESU's Form 10-K for the year 1966, Exhibit
          4.10 in IESU's Form 10-K for the year 1966, Exhibit
          4.10 in IESU's Form 10-K for the year 1967, Exhibit
          4.10 in IESU's Form 10-K for the year 1968, Exhibit
          4.10 in IESU's Form 10-K for the year 1969, Exhibit 1 in IESU's Form 8-K dated December 1970, Exhibit 2(g) in File No. 2-43131, Exhibit 1 in IESU's Form 8-K dated May 1972, Exhibit 2(i) in File No. 2-56078,
          Exhibit 2(j) in File No. 2-56078, Exhibit 2(k) in File No. 2-56078, Exhibit 2(l) in File No. 2-56078,
          Exhibit 1 in IESU's Form 8-K dated July 1976, Exhibit 1 in IESU's Form 8-K dated December 1976, Exhibit 2(o) in File No. 2-60040, Exhibit 1 in IESU's Form

          10-Q dated June 30, 1979, Exhibit 2(q) in Form S-16 in File No. 2-65996, Exhibit 2 in IESU's Form 10-Q dated March 31, 1982, Exhibit 4(s) in IESU's Form 10-K for the year 1981, Exhibit 4(t) in IESU's Form 10-K for the year 1982, Exhibit 4(u) in IESU's Form 10-K for the year 1983, Exhibit 4(v) in IESU's Form 10-K for the year 1984, Exhibit 4(w) in IESU's Form 10-K for the year 1984, Exhibit 4(b) in IESU's Form 10-Q dated May 12, 1988, Exhibit 4(c) in IESU's Form 10-Q dated November 10, 1988, Exhibit 4(d) in IESU's Form 10-Q dated August 13, 1991, Exhibit 4(c) in IESU's Form 10-K for the year 1991, Exhibit 4(a) in IESU's Form 10-Q dated November 12, 1993, Exhibit 4(b) in IESU's Form 10-Q dated November 12, 1993,
          Exhibit 4(a) in IESU's Form 10-Q dated May 12, 1995,
          Exhibit 4(f) in IESU's Form 8-K dated September 19, 1996 and Exhibit 4(b) in IESU's Form 10-Q dated May 14, 1997)

   4.9* Indenture or Deed of Trust dated as of February 1, 1923, between IESU (successor to Iowa Southern Utilities Company (IS) as result of merger of IS and
          IE) and The Northern Trust Company (Bank One Trust Company, National Association, successor) and Harold
          H. Rockwell (Lawrence Dillard, successor), as Trustees (1923 Indenture) (incorporated by reference to Exhibit B-1 to File No. 2-1719), and the indentures supplemental thereto dated, respectively, May 1, 1940, May 2, 1940, October 1, 1945, October 2,
          1945, January 1, 1948, September 1, 1950, February 1, 1953, October 2, 1953, August 1, 1957, September 1, 1962, June 1, 1967, February 1, 1973, February 1,
          1975, July 1, 1975, September 2, 1975, March 10,
          1976, February 1, 1977, January 1, 1978, March 1,
          1979, March 1, 1980, May 31, 1986, July 1, 1991,
          September 1, 1992 and December 1, 1994 (Exhibit B-1-k in File No. 2-4921, Exhibit B-1-l in File No. 2-4921,
          Exhibit 7(m) in File No. 2-8053, Exhibit 7(n) in File No. 2-8053, Exhibit 7(o) in File No. 2-8053, Exhibit 4(e) in File No. 33-3995, Exhibit 4(b) in File No. 2-10543, Exhibit 4(q) in File No. 2-10543, Exhibit 2(b) in File No. 2-13496, Exhibit 2(b) in File No. 2-20667, Exhibit 2(b) in File No. 2-26478, Exhibit 2(b) in File No. 2-46530, Exhibit 2(aa) in File No. 2-53860, Exhibit 2(bb) in File No. 2-54285, Exhibit 2(bb) in File No. 2-57510, Exhibit 2(cc) in File No. 2-57510, Exhibit 2(ee) in File No. 2-60276, Exhibit 2 in File No. 0-849, Exhibit 2 in File No. 0-849,
          Exhibit 2 in File No. 0-849, Exhibit 4(g) in File No. 33-3995, Exhibit 4(h) in File No. 0-849, Exhibit 4(m) in File No. 0-849 and Exhibit 4(f) in File No. 0-4117-1)

   4.10* Indenture (For Unsecured Subordinated Debt Securities), dated as of December 1, 1995, between IESU and The First National Bank of Chicago (Bank One Trust Company, National Association, successor), as Trustee (Subordinated Indenture) (incorporated by reference to Exhibit 4(i) to IESU's Amendment No. 1 to Registration Statement, File No. 33-62259)

   4.11* Indenture (For Senior Unsecured Debt Securities), dated as of August 1, 1997, between IESU and The First National Bank of Chicago (Bank One Trust Company, National Association, successor), as Trustee (incorporated by reference to Exhibit 4(j) to IESU's Registration Statement, File No. 333-32097)

   4.12 Officer's Certificate, dated as of August 4, 1997, creating IESU's 6-5/8% Senior Debentures, Series A, due 2009

   4.13* Officers' Certificate, dated as of March 6, 2001, creating IESU's 6-3/4% Series B Senior Debentures due
          2011 (incorporated by reference to Exhibit 4 to IESU's Form 8-K, dated March 6, 2001)

   4.14* The Original through the Nineteenth Supplemental Indentures of IPC to The Chase Manhattan Bank and Carl E. Buckley and C. J. Heinzelmann, as Trustees (James P. Freeman, successor, as Trustee), dated January 1, 1948 securing First Mortgage Bonds (incorporated by reference to Exhibits 4(b) through 4(t) to IPC's Registration Statement No. 33-59352 dated March 11, 1993)

   4.15*  Twentieth Supplemental Indenture of IPC to The
          Chase Manhattan Bank and C. J. Heinzelmann (James P. Freeman, successor), as Trustees, dated May 15, 1993 (incorporated by reference to Exhibit 4(u) to IPC's Registration Statement No. 33-59352 dated March 11,
          1993)

   4.16* Indenture, relating to Resources' debt securities, dated as of November 4, 1999, among Resources, Alliant Energy, as Guarantor, and Firstar Bank, N.A., as Trustee, (incorporated by reference to Exhibit 4.1 to Resources' and Alliant Energy's Registration Statement on Form S-4 (Registration No. 333-92859), and the indentures supplemental thereto dated, respectively, November 4, 1999 and February 1, 2000 (Exhibit 4.2 in File No. 33-92859 and Exhibit 99.4 in Alliant Energy's Form 8-K dated February 1, 2000)

   4.17*  Registration Rights Agreement, related to
          Resources' exchangeable senior notes due 2030, dated as of February 1, 2000, among Resources, Alliant Energy and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit
          99.5 to Alliant Energy's Form 8-K dated February 1,
          2000)

   4.18* Purchase Agreement, relating to Resources' exchangeable senior notes due 2030, dated as of January 26, 1999, among Resources, Alliant Energy and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 99.2 to Alliant Energy's Form 8-K dated February 1, 2000)

   10.1*  Service Agreement by and among WP&L, South Beloit,
          IESU, IPC, and Corporate Services (incorporated by reference to Exhibit 10.1 to Alliant Energy's Form
          10-Q for the quarter ended June 30, 1998)

   10.2*  Service Agreement by and among Resources, IPC
          Development Company, Inc. and Corporate Services
          (incorporated by reference to Exhibit 10.2 to Alliant
          Energy's Form 10-Q for the quarter ended June 30,
          1998)

   10.3* System Coordination and Operating Agreement dated April 11, 1997, among IESU, IPC, WP&L and Corporate Services (incorporated by reference to Exhibit 10.3 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1998)

   10.4*  Joint Power Supply Agreement among WPSC, WP&L, and
          MG&E, dated February 2, 1967 (incorporated by reference to Exhibit 4.09 of WPSC in File No. 2-27308)

   10.5*  Joint Power Supply Agreement among WPSC, WP&L, and
          MG&E, dated July 26, 1973 (incorporated by reference to Exhibit 5.04A of WPSC in File No. 2-48781)

   10.6*  Basic Generating Agreement, Unit 4, Edgewater
          Generating Station, dated June 5, 1967, between WP&L and WPSC (incorporated by reference to Exhibit 4.10 of WPSC in File No. 2-27308)

   10.7*  Agreement for Construction and Operation of
          Edgewater 5 Generating Unit, dated February 24, 1983, between WP&L, WEPCO and WPSC (incorporated by reference to Exhibit 10C-1 to WPSC's Form 10-K for the year 1983 (File No. 1-3016))

   10.7a* Amendment No. 1 to Agreement for Construction and
          Operation of Edgewater 5 Generating Unit, dated December 1, 1988 (incorporated by reference to
          Exhibit 10C-2 to WPSC's Form 10-K for the year 1988
          (File No. 1-3016))

   10.8*  Revised Agreement for Construction and Operation of
          Columbia Generating Plant among WPSC, WP&L, and MG&E, dated July 26, 1973 (incorporated by reference to Exhibit 5.07 of WPSC in File No. 2-48781)

   10.9* Operating and Transmission Agreement between CIPCO and IESU (incorporated by reference to Exhibit 10(q) to IESU's Form 10-K for the year 1990)

   10.10* DAEC Ownership Participation Agreement dated June 1,
          1970 between CIPCO, Corn Belt Power Cooperative and IESU (incorporated by reference to Exhibit 5(kk) to IESU's Registration Statement, File No. 2-38674)

   10.11*   DAEC Operating Agreement dated June 1, 1970 between
            CIPCO, Corn Belt Power Cooperative and IESU
            (incorporated by reference to Exhibit 5(ll) to IESU's
            Registration Statement, File No. 2-38674)

   10.12* DAEC Agreement for Transmission, Transformation, Switching, and Related Facilities dated June 1, 1970 between CIPCO, Corn Belt Power Cooperative and IESU (incorporated by reference to Exhibit 5(mm) to IESU's Registration Statement, File No. 2-38674)

   10.13* Basic Generating Agreement dated April 16, 1975 between Iowa Public Service Company, Iowa Power and Light Company, Iowa-Illinois Gas and Electric Company and IESU for the joint ownership of Ottumwa Generating Station-Unit 1 (OGS-1) (incorporated by reference to Exhibit 1 to IESU's Form 10-K for the year 1977)

   10.13a* Addendum Agreement to the Basic Generating Agreement for OGS-1 dated December 7, 1977 between Iowa Public Service Company, Iowa-Illinois Gas and Electric Company, Iowa Power and Light Company and IESU for the purchase of 15% ownership in OGS-1 (incorporated by reference to Exhibit 3 to IESU's Form 10-K for the year 1977)

   10.14* Second Amended and Restated Credit Agreement dated as of September 17, 1987 between Arnold Fuel, Inc. and the First National Bank of Chicago and the Amended and Restated Consent and Agreement dated as of September 17, 1987 by IESU (incorporated by reference to Exhibit 10(j) to IESU's Form 10-K for the year
            1987)

   10.15    Asset Contribution Agreement between ATC and WEPCO,
            WP&L, WPSC, MG&E, Edison Sault Electric Company and
            South Beloit, dated as of December 15, 2000

   10.15a   Addenda to the Asset Contribution Agreement between
            ATC and WEPCO, WP&L, WPSC, MG&E, Edison Sault
            Electric Company and South Beloit, dated as of December 15, 2000

   10.16    Operating Agreement of ATC, dated as of January 1,
            2001

   10.17* Third Amended and Restated November 1998 Stockholders' Agreement entered into as of March 10, 2000, by and among McLeod, Alliant Energy, Investments and certain other principal stockholders of McLeod (incorporated by reference to Exhibit 10.2 to Alliant Energy's Form 10-Q for the quarter ended March 31, 2000)

   10.18* Third Amended and Restated January 1999 Stockholders' Agreement entered into as of March 10, 2000, by and among McLeod, Alliant Energy, Investments and certain other principal stockholders of McLeod (incorporated by reference to Exhibit 10.3 to Alliant Energy's Form 10-Q for the quarter ended March 31, 2000)

   10.19* Amendment No. 1 to Third Amended and Restated November 1998 Stockholders' Agreement entered into as of March 10, 2000, by and among McLeod, Alliant Energy, Investments and certain other principal stockholders of McLeod, dated as of July 7, 2000 (incorporated by reference to Exhibit 10.1 to Alliant Energy's Form 10-Q for the quarter ended September 30, 2000)

   10.20*   Amendment No. 1 to Third Amended and Restated
            January 1999 Stockholders' Agreement entered into as of March 10, 2000, by and among McLeod, Alliant Energy, Investments and certain other principal stockholders of McLeod, dated as of July 7, 2000 (incorporated by reference to Exhibit 10.2 to Alliant Energy's Form 10-Q for the quarter ended September 30, 2000)

   10.21#* Alliant Energy LTEIP, as amended (incorporated by reference to Exhibit 10.1 to Alliant Energy's Form
            10-Q for the quarter ended June 30, 1999)

   10.22#*  Alliant Energy 1998 Officer Incentive Compensation
            Plan (incorporated by reference to Exhibit 10.16 to Alliant Energy's Form 10-Q for the quarter ended June
            30, 1998)

   10.23#*  Restricted Stock Agreement pursuant to the Alliant
            Energy LTEIP (incorporated by reference to Exhibit
            10.1 to Alliant Energy's Form 10-Q for the quarter ended March 31, 1999)

   10.24#*  Alliant Energy Key Employee Deferred Compensation
            Plan (incorporated by reference to Exhibit 4.2 to Alliant Energy's Registration Statement on Form S-8
            dated December 1, 2000)

   10.25#*  Key Employee Deferred Compensation Plan
            (incorporated by reference to Exhibit 10(n) to IES's
            Form 10-K for the year 1987)

   10.25a#*  Amendments to Key Employee Deferred Compensation
             Agreement for Key Employees (incorporated by
            reference to Exhibit 10(v) to IES's Form 10-Q for the quarter ended March 31, 1990)

   10.26#*  Alliant Energy Deferred Compensation Plan for
            Directors (incorporated by reference to Exhibit 4.1 to Alliant Energy's Registration Statement on Form
            S-8 dated December 1, 2000)

   10.27#*  IPC Irrevocable Trust Agreement dated April 30,
            1990 (incorporated by reference to Exhibit 99.f to IPC's Form 10-K for the year 1993)

   10.28#*  IPC Irrevocable Trust Agreement dated December 1997
            (incorporated by reference to Exhibit 99.7 to IPC's
            Form 10-K for the year 1997)

   10.29#*  Alliant Energy Grantor Trust for Deferred
            Compensation Agreements (Key Employees) (incorporated by reference to Exhibit 4.4 to Alliant Energy's
            Registration Statement on Form S-8 (Registration No.
            33-51126))

   10.30#*  Alliant Energy Grantor Trust for Deferred
            Compensation Agreements (Directors) (incorporated by reference to Exhibit 4.3 to Alliant Energy's
            Registration Statement on Form S-8 (Registration No.
            33-51126))

   10.31#*  Form of Supplemental Retirement Agreement
            (incorporated by reference to Exhibit 10.15 to Alliant Energy's Form 10-Q for the quarter ended June
            30, 1998)

   10.32#* Supplemental Retirement Plan (incorporated by reference to Exhibit 10(l) to IES's Form 10-K for the year 1987)

   10.33#   Alliant Energy Excess Plan

   10.34#* Supplemental Retirement Agreement by and between Alliant Energy and E.B. Davis, Jr., W.D. Harvey, J.E. Hoffman, E.G. Protsch, B.J. Swan, P.J. Wegner and T.M. Walker (incorporated by reference to Exhibit
            10.1 to Alliant Energy's Form 10-Q for the quarter ended March 31, 2000)

   10.35#* Key Executive Employment and Severance Agreement, dated March 29, 1999, by and between Alliant Energy and Erroll B. Davis, Jr. (incorporated by reference to Exhibit 10.2 to Alliant Energy's Form 10-Q for the quarter ended March 31, 1999)

   10.36#* Key Executive Employment and Severance Agreement, dated March 29, 1999, by and between Alliant Energy and each of J.E. Hoffman, W.D. Harvey, E.G. Protsch, P.J. Wegner, T.M. Walker and B.J. Swan (incorporated by reference to Exhibit 10.3 to Alliant Energy's Form 10-Q for the quarter ended March 31, 1999)

   10.37#* Key Executive Employment and Severance Agreement, dated March 29, 1999, by and between Alliant Energy and each of T.L. Aller, E.M. Gleason, D.K. Langer, D.L. Mineck, D.R. Sharp and K.K. Zuhlke (incorporated by reference to Exhibit 10.4 to Alliant Energy's Form 10-Q for the quarter ended March 31, 1999)

   10.38#* Employment Agreement by and between Alliant Energy and Erroll B. Davis, Jr., amended and restated as of March 29, 1999 (incorporated by reference to Exhibit
            10.5 to Alliant Energy's Form 10-Q for the quarter ended March 31, 1999)

   10.39#*  Severance Agreement by and between Alliant Energy and
            Anthony J. Amato (incorporated by reference to
            Exhibit 10.28 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1998)

   10.40#* Consulting Agreement by and between Alliant Energy and Wayne H. Stoppelmoor (incorporated by reference to Exhibit 10.2 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1999)

   10.41# Severance Agreement and Release by and among Alliant Energy, ATC and John Ebright

   10.42#*  Executive Tenure Compensation Plan as revised
            November 1992 (incorporated by reference to Exhibit
            10A to Alliant Energy's Form 10-K for the year 1992)

   10.42a#* Amendment to Executive Tenure Compensation Plan adopted February 23, 1998 (incorporated by reference to Exhibit 10.19a to Alliant Energy's Form 10-Q for the quarter ended June 30, 1998)

   21       Subsidiaries of Alliant Energy and WP&L

   23.1     Consent of Independent Public Accountants for Alliant Energy

   23.2     Consent of Independent Public Accountants for IESU

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrants agree to furnish to the SEC, upon request, any instrument defining the rights of holders of unregistered long-term debt not filed as an exhibit to this Form 10-K. No such instrument authorizes securities in excess of 10% of the total assets of Alliant Energy, WP&L or IESU, as the case may be.

Documents incorporated by reference to filings made by Alliant Energy under the Securities Exchange Act of 1934, as amended, are under File No. 1-9894. Documents incorporated by reference to filings made by WP&L under the Securities Exchange Act of 1934, as amended, are under File No. 0-337. Documents incorporated by reference to filings made by IES under the Securities Exchange Act of 1934, as amended, are under File No. 1-9187. Documents incorporated by reference to filings made by IESU under the Securities Exchange Act of 1934, as amended, are under File No. 0-4117-1. Documents incorporated by reference to filings made by IPC under the Securities Exchange Act of 1934, as amended, are under File No. 1-3632.

# - A management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K
      --------------------

Alliant Energy - None.

IESU  - None.

WP&L - None.

                                       SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                            Additions
                                                                  -------------------------------
                                                    Balance,      Charged to    Charged to Other                          Balance,
      Description                                   January 1      Expense         Accounts (1)       Deductions (2)     December 31
------------------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Valuation and Qualifying Accounts Which are Deducted in the Balance Sheet From the Assets to Which They Apply:
     Accumulated Provision for Uncollectible Accounts:
         Alliant Energy
             Year ended December 31, 2000           $3,360         $3,779             $1,616                $4,025            $4,730
             Year ended December 31, 1999            3,128          2,909                 --                 2,677             3,360
             Year ended December 31, 1998            2,636          3,740                 --                 3,248             3,128
         IESU
             Year ended December 31, 2000           $1,641         $1,730                $--                $2,411              $960
             Year ended December 31, 1999            1,415          2,268                 --                 2,042             1,641
             Year ended December 31, 1998              854          2,840                 --                 2,279             1,415
         WP&L
             Year ended December 31, 2000               $6             $2                $--                   $--                $8
             Year ended December 31, 1999                8             --                 --                     2                 6
             Year ended December 31, 1998               12             --                 --                     4                 8
Note:  The above provisions relate to various customer, notes and other receivable balances included in various line items on the respective Consolidated Balance Sheets.

Other Reserves:
     Accumulated Provision for Injuries & Damages, Workers' Compensation, Litigation and Other Miscellaneous Reserves:
         Alliant Energy
             Year ended December 31, 2000           $7,995         $8,505                $--                $4,011           $12,489
             Year ended December 31, 1999            7,458          5,479                 --                 4,942             7,995
             Year ended December 31, 1998            6,400          7,738                 --                 6,680             7,458
         IESU
             Year ended December 31, 2000           $2,618         $2,234                $--                $1,121            $3,731
             Year ended December 31, 1999            3,129          2,036                 --                 2,547             2,618
             Year ended December 31, 1998            5,033            215                 --                 2,119             3,129
         WP&L
             Year ended December 31, 2000           $2,994         $1,282                $--                $1,587            $2,689
             Year ended December 31, 1999            2,799          1,937                 --                 1,742             2,994
             Year ended December 31, 1998                1          2,798                 --                    --             2,799

     Reserve for Merger-Related Employee Separation Charges:
         Alliant Energy
             Year ended December 31, 2000             $968           $--                $--                  $968               $--
             Year ended December 31, 1999            5,712            --                 --                 4,744               968
             Year ended December 31, 1998               --         9,950                 --                 4,238             5,712
         IESU
             Year ended December 31, 2000             $678           $--                $--                  $678               $--
             Year ended December 31, 1999            1,893            --                 --                 1,215               678
             Year ended December 31, 1998               --         3,551                 --                 1,658             1,893
         WP&L
             Year ended December 31, 2000              $--           $--                $--                   $--               $--
             Year ended December 31, 1999              766            --                 --                   766                --
             Year ended December 31, 1998               --           867                 --                   101               766

(1) In 2000, Alliant Energy acquired EUA Cogenex Corporation and assumed an accumulated provision for uncollectible accounts of $1.6 million.
(2) Deductions are of the nature for which the reserves were created.  In the case of the accumulated provision for uncollectible accounts, deductions from this reserve are reduced by recoveries of amounts previously written off.


                            SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 2001.

                   ALLIANT ENERGY CORPORATION

                      By: /s/ Erroll B. Davis, Jr.
                          ----------------------------
                          Erroll B. Davis, Jr.
                          Chairman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March 2001.

/s/ Erroll B. Davis, Jr.              Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)
------------------------
Erroll B. Davis, Jr.


/s/ Thomas M. Walker                  Executive Vice President and Chief Financial Officer (Principal Financial Officer)
--------------------
Thomas M. Walker


/s/ John E. Kratchmer                 Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
----------------------
John E. Kratchmer



/s/ Alan B. Arends          Director                          /s/ Milton E. Neshek              Director
------------------                                             ---------------------
Alan B. Arends                                                 Milton E. Neshek


/s/ Jack B. Evans           Director                           /s/ David A. Perdue              Director
-----------------                                              ---------------------
Jack B. Evans                                                  David A. Perdue


/s/ Rockne G. Flowers       Director                           /s/ Judith D. Pyle               Director
---------------------                                          -------------------
Rockne G. Flowers                                              Judith D. Pyle


/s/ Joyce L. Hanes          Director                           /s/ Robert W. Schlutz            Director
------------------                                             ---------------------
Joyce L. Hanes                                                 Robert W. Schlutz


/s/ Lee Liu                 Director                           /s/ Wayne H. Stoppelmoor        Director
------------                                                   -------------------------
Lee Liu                                                        Wayne H. Stoppelmoor


/s/ Katharine C. Lyall      Director                           /s/ Anthony R. Weiler           Director
-----------------------                                        ---------------------
Katharine C. Lyall                                             Anthony R. Weiler


/s/ Arnold M. Nemirow       Director
---------------------
Arnold M. Nemirow

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 2001.

                       IES UTILITIES INC.

                      By: /s/ Erroll B. Davis, Jr.
                          ----------------------------
                          Erroll B. Davis, Jr.
                          Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March 2001.

/s/ Erroll B. Davis, Jr.              Chairman, Chief Executive Officer and Director (Principal Executive Officer)
------------------------
Erroll B. Davis, Jr.


/s/ Thomas M. Walker                  Executive Vice President and Chief Financial Officer (Principal Financial Officer)
--------------------
Thomas M. Walker


/s/ John E. Kratchmer                 Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
----------------------
John E. Kratchmer



/s/ Alan B. Arends          Director                          /s/ Milton E. Neshek              Director
------------------                                             ---------------------
Alan B. Arends                                                 Milton E. Neshek


/s/ Jack B. Evans           Director                           /s/ David A. Perdue              Director
-----------------                                              ---------------------
Jack B. Evans                                                  David A. Perdue


/s/ Rockne G. Flowers       Director                           /s/ Judith D. Pyle               Director
---------------------                                          -------------------
Rockne G. Flowers                                              Judith D. Pyle


/s/ Joyce L. Hanes          Director                           /s/ Robert W. Schlutz            Director
------------------                                             ---------------------
Joyce L. Hanes                                                 Robert W. Schlutz


/s/ Lee Liu                 Director                           /s/ Wayne H. Stoppelmoor        Director
------------                                                   -------------------------
Lee Liu                                                        Wayne H. Stoppelmoor


/s/ Katharine C. Lyall      Director                           /s/ Anthony R. Weiler           Director
-----------------------                                        ---------------------
Katharine C. Lyall                                             Anthony R. Weiler


/s/ Arnold M. Nemirow       Director
---------------------
Arnold M. Nemirow

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 2001.

                WISCONSIN POWER AND LIGHT COMPANY

                      By: /s/ Erroll B. Davis, Jr.
                          ----------------------------
                          Erroll B. Davis, Jr.
                          Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March 2001.

/s/ Erroll B. Davis, Jr.              Chairman, Chief Executive Officer and Director (Principal Executive Officer)
------------------------
Erroll B. Davis, Jr.


/s/ Thomas M. Walker                  Executive Vice President and Chief Financial Officer (Principal Financial Officer)
--------------------
Thomas M. Walker


/s/ John E. Kratchmer                 Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
----------------------
John E. Kratchmer



/s/ Alan B. Arends          Director                          /s/ Milton E. Neshek              Director
------------------                                             ---------------------
Alan B. Arends                                                 Milton E. Neshek


/s/ Jack B. Evans           Director                           /s/ David A. Perdue              Director
-----------------                                              ---------------------
Jack B. Evans                                                  David A. Perdue


/s/ Rockne G. Flowers       Director                           /s/ Judith D. Pyle               Director
---------------------                                          -------------------
Rockne G. Flowers                                              Judith D. Pyle


/s/ Joyce L. Hanes          Director                           /s/ Robert W. Schlutz            Director
------------------                                             ---------------------
Joyce L. Hanes                                                 Robert W. Schlutz


/s/ Lee Liu                 Director                           /s/ Wayne H. Stoppelmoor        Director
------------                                                   -------------------------
Lee Liu                                                        Wayne H. Stoppelmoor


/s/ Katharine C. Lyall      Director                           /s/ Anthony R. Weiler           Director
-----------------------                                        ---------------------
Katharine C. Lyall                                             Anthony R. Weiler


/s/ Arnold M. Nemirow       Director
---------------------
Arnold M. Nemirow



                                                          EXHIBIT INDEX

   Exhibit  Description
   -------  -----------

     3.2            Bylaws of Alliant Energy, as amended, effective as of January 30, 2001

     3.4            Bylaws of WP&L, as amended, effective as of January 30, 2001

     3.6            Bylaws of IESU, as amended, effective as of January 30, 2001

     4.12           Officer's Certificate, dated as of August 4, 1997, creating IESU's 6-5/8% Senior Debentures, Series A, due
                    2009

     10.15          Asset Contribution Agreement between ATC and WEPCO, WP&L, WPSC, MG&E, Edison Sault Electric Company and
                    South Beloit, dated as of December 15, 2000

     10.15a         Addenda to the Asset Contribution Agreement between ATC and WEPCO, WP&L, WPSC, MG&E, Edison Sault Electric
                    Company and South Beloit, dated as of December 15, 2000

     10.16          Operating Agreement of ATC, dated as of January 1, 2001

     10.33          Alliant Energy Excess Plan

     10.41          Severance Agreement and Release by and among Alliant Energy, ATC and John Ebright

     21             Subsidiaries of Alliant Energy and WP&L

     23.1           Consent of Independent Public Accountants for Alliant Energy

     23.2           Consent of Independent Public Accountants for IESU
