Form 10-Q
period 2001-03-31
IES UTILITIES INC; WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2001-05-11
CIK 52485, 107832, 352541

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2001
                                     --------------

                                or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______ to _______


Commission        Name of Registrant, State of Incorporation,                              IRS Employer
File Number       Address of Principal Executive Offices and Telephone Number         Identification Number
-----------       -----------------------------------------------------------        -----------------------
1-9894            ALLIANT ENERGY CORPORATION                                                39-1380265
                  (a Wisconsin corporation)
                  222 West Washington Avenue
                  Madison, Wisconsin  53703
                  Telephone (608)252-3311

0-4117-1          IES UTILITIES INC.                                                        42-0331370
                  (an Iowa corporation)
                  Alliant Energy Tower
                  Cedar Rapids, Iowa  52401
                  Telephone (319)398-4411

0-337             WISCONSIN POWER AND LIGHT COMPANY                                         39-0714890
                  (a Wisconsin corporation)
                  222 West Washington Avenue
                  Madison, Wisconsin  53703
                  Telephone (608)252-3311

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                        -----       ------

This combined Form 10-Q is separately filed by Alliant Energy Corporation, IES Utilities Inc. and Wisconsin Power and Light Company. Information contained in the quarterly report relating to IES Utilities Inc. and Wisconsin Power and Light Company is filed by such registrant on its own behalf. Each of IES Utilities Inc. and Wisconsin Power and Light Company makes no representation as to information relating to registrants other than itself.

Number of shares outstanding of each class of common stock as of April 30, 2001:

Alliant Energy           Common stock, $.01 par value, 79,055,349
Corporation              shares outstanding

IES Utilities Inc.       Common stock, $2.50 par value, 13,370,788
                         shares outstanding (all of which are owned beneficially and of record by Alliant Energy
                         Corporation)

Wisconsin Power and      Common stock, $5 par value, 13,236,601 shares
Light Company            outstanding (all of which are owned
                         beneficially and of record by Alliant Energy
                         Corporation)

                             CONTENTS
                                                                                                     Page
                                                                                                     ----
Part I.         Financial Information                                                                  4

     Item 1.    Consolidated Financial Statements                                                      4

                Alliant Energy Corporation:
                ---------------------------
                Consolidated Statements of Income for the Three Months Ended
                     March 31, 2001 and 2000                                                           4
                Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000                 5
                Consolidated Statements of Cash Flows for the Three Months Ended
                     March 31, 2001 and 2000                                                           7
                Notes to Consolidated Financial Statements                                             8

                IES Utilities Inc.:
                -------------------
                Consolidated Statements of Income for the Three Months Ended
                     March 31, 2001 and 2000                                                          19
                Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000                20
                Consolidated Statements of Cash Flows for the Three Months Ended
                     March 31, 2001 and 2000                                                          22
                Notes to Consolidated Financial Statements                                            23

                Wisconsin Power and Light Company:
                ----------------------------------
                Consolidated Statements of Income for the Three Months Ended
                     March 31, 2001 and 2000                                                          24
                Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000                25
                Consolidated Statements of Cash Flows for the Three Months Ended
                     March 31, 2001 and 2000                                                          27
                Notes to Consolidated Financial Statements                                            28

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                            29

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk                            38

Part II.        Other Information                                                                     38

     Item 1.    Legal Proceedings                                                                     38

     Item 6.    Exhibits and Reports on Form 8-K                                                      39

                Signatures                                                                            40


                            DEFINITIONS

Certain abbreviations or acronyms used in the text and notes of this combined Form 10-Q are defined below:

Abbreviation or Acronym                                  Definition
-----------------------                                  -----------
Alliant Energy......................................     Alliant Energy Corporation
ATC.................................................     American Transmission Company, LLC
Capstone............................................     Capstone Turbine Corporation
Cargill-Alliant.....................................     Cargill-Alliant, L.L.C.
Corporate Services..................................     Alliant Energy Corporate Services, Inc.
Dth.................................................     Dekatherm
EAC.................................................     Energy Adjustment Clause
FAC.................................................     Fuel Adjustment Clause
IESU................................................     IES Utilities Inc.
IPC.................................................     Interstate Power Company
IUB.................................................     Iowa Utilities Board
Kewaunee............................................     Kewaunee Nuclear Power Plant
McLeod..............................................     McLeodUSA Incorporated
MD&A................................................     Management's Discussion and Analysis of Financial
                                                         Condition and Results of Operations
MW..................................................     Megawatt
MWh.................................................     Megawatt-Hour
NRC.................................................     Nuclear Regulatory Commission
OCA.................................................     Office of Consumer Advocate
PGA.................................................     Purchased Gas Adjustment
PSCW................................................     Public Service Commission of Wisconsin
PUHCA...............................................     Public Utility Holding Company Act of 1935
Resources...........................................     Alliant Energy Resources, Inc.
SEC.................................................     Securities and Exchange Commission
SFAS................................................     Statement of Financial Accounting Standards
South Beloit........................................     South Beloit Water, Gas & Electric Company
Transportation......................................     Alliant Energy Transportation, Inc.
U.S. ...............................................     United States
WP&L................................................     Wisconsin Power and Light Company
WUHCA...............................................     Wisconsin Utility Holding Company Act

                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                                   ALLIANT ENERGY CORPORATION
                                         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                       For the Three Months Ended March 31,
                                                                                          2001                       2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           (in thousands, except per share amounts)
Operating revenues:
  Electric utility                                                                           $411,943                   $373,622
  Gas utility                                                                                 289,818                    130,134
  Non-regulated and other                                                                     150,952                     70,306
                                                                                ----------------------    -----------------------
                                                                                              852,713                    574,062
                                                                                ----------------------    -----------------------

---------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric and steam production fuels                                                          75,184                     69,272
  Purchased power                                                                              98,733                     62,345
  Cost of utility gas sold                                                                    238,258                     82,113
  Other operation and maintenance                                                             238,196                    169,678
  Depreciation and amortization                                                                84,622                     75,911
  Taxes other than income taxes                                                                28,444                     26,353
                                                                                ----------------------    -----------------------
                                                                                              763,437                    485,672
                                                                                ----------------------    -----------------------

---------------------------------------------------------------------------------------------------------------------------------

Operating income                                                                               89,276                     88,390
                                                                                ----------------------    -----------------------

---------------------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                                                             49,744                     40,618
  Contingent interest on indexed senior notes                                                       -                     39,493
  Equity income from unconsolidated investments                                               (10,339)                    (1,143)
  Allowance for funds used during construction                                                 (2,302)                    (1,754)
  Preferred dividend requirements of subsidiaries                                               1,680                      1,678
  Gain on sale of McLeodUSA Inc. stock                                                              -                    (10,206)
  Miscellaneous, net                                                                           (1,150)                   (12,054)
                                                                                ----------------------    -----------------------
                                                                                               37,633                     56,632
                                                                                ----------------------    -----------------------

---------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                                     51,643                     31,758
                                                                                ----------------------    -----------------------

---------------------------------------------------------------------------------------------------------------------------------

Income taxes                                                                                   18,258                     12,438
                                                                                ----------------------    -----------------------

---------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                    $33,385                    $19,320
                                                                                ======================    =======================

---------------------------------------------------------------------------------------------------------------------------------

Average number of common shares outstanding (diluted)                                          79,198                     79,271
                                                                                ======================    =======================

---------------------------------------------------------------------------------------------------------------------------------

Earnings per average common share (basic and diluted)                                           $0.42                      $0.24
                                                                                ======================    =======================

---------------------------------------------------------------------------------------------------------------------------------

Dividends declared per common share                                                             $0.50                      $0.50
                                                                                ======================    =======================

---------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                ALLIANT ENERGY CORPORATION
                                                CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,
                                                                                         2001               December 31,
ASSETS                                                                                (Unaudited)               2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                            $4,921,591             $5,203,069
      Gas                                                                                    576,863                574,390
      Other                                                                                  480,354                474,116
                                                                                   ------------------     ------------------
                                                                                           5,978,808              6,251,575
    Less - Accumulated depreciation                                                        3,218,055              3,296,546
                                                                                   ------------------     ------------------
                                                                                           2,760,753              2,955,029
    Construction work in progress                                                            141,829                130,856
    Nuclear fuel, net of amortization                                                         59,733                 61,935
                                                                                   ------------------     ------------------
                                                                                           2,962,315              3,147,820
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $219,707 and $209,072, respectively                     600,500                571,487
                                                                                   ------------------     ------------------
                                                                                           3,562,815              3,719,307
                                                                                   ------------------     ------------------

----------------------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                                        114,891                148,415
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $4,056 and $3,762, respectively                                                     141,869                122,895
    Unbilled utility revenues                                                                 87,775                124,515
    Other, less allowance for doubtful accounts
      of $678 and $484, respectively                                                         121,210                 45,829
  Production fuel, at average cost                                                            36,258                 46,627
  Materials and supplies, at average cost                                                     56,273                 55,930
  Gas stored underground, at average cost                                                     13,119                 41,359
  Regulatory assets                                                                           20,656                 29,348
  Prepaid gross receipts tax                                                                  17,316                 23,088
  Other                                                                                       68,028                 72,975
                                                                                   ------------------     ------------------
                                                                                             677,395                710,981
                                                                                   ------------------     ------------------

----------------------------------------------------------------------------------------------------------------------------

Investments:
  Investment in available-for-sale securities of McLeodUSA Inc.                              350,081                569,951
  Investment in trading securities of McLeodUSA Inc.                                         135,861                220,912
  Investments in unconsolidated foreign entities                                             577,961                507,655
  Nuclear decommissioning trust funds                                                        308,364                307,940
  Other                                                                                      241,063                132,203
                                                                                   ------------------     ------------------
                                                                                           1,613,330              1,738,661
                                                                                   ------------------     ------------------

----------------------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                          264,689                270,779
  Deferred charges and other                                                                 282,487                294,038
                                                                                   ------------------     ------------------
                                                                                             547,176                564,817
                                                                                   ------------------     ------------------

----------------------------------------------------------------------------------------------------------------------------

Total assets                                                                              $6,400,716             $6,733,766
                                                                                   ==================     ==================

----------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                       ALLIANT ENERGY CORPORATION
                                                CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                  March 31,
                                                                                     2001                    December 31,
CAPITALIZATION AND LIABILITIES                                                   (Unaudited)                     2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands, except share amounts)
Capitalization:
  Common stock - $0.01 par value - authorized 200,000,000 shares;
    outstanding 79,055,349 and 79,010,114 shares, respectively                                $791                        $790
  Additional paid-in capital                                                               950,554                     947,504
  Retained earnings                                                                        812,058                     818,162
  Accumulated other comprehensive income                                                    98,571                     271,867
  Shares in deferred compensation trust - 64,589 and 28,825 shares, respectively, at an average cost of $30.78 and $29.52 per share,
    respectively                                                                            (1,988)                       (851)
                                                                            -----------------------     -----------------------
       Total common equity                                                               1,859,986                   2,037,472
                                                                            -----------------------     -----------------------

  Cumulative preferred stock of subsidiaries, net                                          113,830                     113,790
  Long-term debt (excluding current portion)                                             2,233,430                   1,910,116
                                                                            -----------------------     -----------------------
                                                                                         4,207,246                   4,061,378
                                                                            -----------------------     -----------------------

-------------------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                      91,400                      92,477
  Variable rate demand bonds                                                                55,100                      55,100
  Commercial paper                                                                         164,610                     283,885
  Notes payable                                                                                 86                      50,067
  Other short-term borrowings                                                               56,954                     110,783
  Accounts payable                                                                         228,125                     296,959
  Accrued taxes                                                                            115,743                      87,484
  Other                                                                                    188,063                     177,580
                                                                            -----------------------     -----------------------
                                                                                           900,081                   1,154,335
                                                                            -----------------------     -----------------------

-------------------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                        827,914                     931,675
  Accumulated deferred investment tax credits                                               63,004                      67,364
  Derivative liability                                                                     101,073                     181,925
  Pension and other benefit obligations                                                     67,040                      65,399
  Environmental liabilities                                                                 63,327                      64,532
  Other                                                                                    171,031                     207,158
                                                                            -----------------------     -----------------------
                                                                                         1,293,389                   1,518,053
                                                                            -----------------------     -----------------------

-------------------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                                    $6,400,716                  $6,733,766
                                                                            =======================     =======================

-------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                ALLIANT ENERGY CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  For the Three Months Ended March 31,
                                                                                      2001                     2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                             (in thousands)
Cash flows from operating activities:
  Net income                                                                               $33,385                  $19,320
  Adjustments to reconcile net income to net cash flows
    from operating activities:
    Depreciation and amortization                                                           84,622                   75,911
    Amortization of nuclear fuel                                                             5,421                    4,841
    Amortization of deferred energy efficiency expenditures                                  7,952                    7,280
    Deferred tax benefits and investment tax credits                                       (10,428)                 (20,075)
    Gains on dispositions of assets, net                                                    (1,558)                 (10,644)
    Equity income from unconsolidated investments, net                                     (10,339)                  (1,143)
    Contingent interest on indexed senior notes                                                  -                   39,493
    Other                                                                                    5,224                     (719)
  Other changes in assets and liabilities:
    Accounts receivable                                                                     11,839                   16,488
    Gas stored underground                                                                  28,240                   17,218
    Accounts payable                                                                       (62,774)                 (23,874)
    Accrued interest                                                                         7,753                   13,987
    Accrued taxes                                                                           28,259                   26,366
    Benefit obligations and other                                                           32,140                   21,270
                                                                              ---------------------    ---------------------
       Net cash flows from operating activities                                            159,736                  185,719
                                                                              ---------------------    ---------------------
----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Common stock dividends declared                                                        (39,489)                 (39,498)
    Net change in Resources' credit facility                                                97,500                   (4,848)
    Proceeds from issuance of exchangeable senior notes                                          -                  402,500
    Proceeds from issuance of other long-term debt                                         201,140                  108,457
    Reductions in other long-term debt                                                        (546)                 (51,672)
    Net change in other short-term borrowings                                             (243,428)                (119,032)
    Other                                                                                   (5,794)                 (15,446)
                                                                              ---------------------    ---------------------
        Net cash flows from financing activities                                             9,383                  280,461
                                                                              ---------------------    ---------------------
 ----------------------------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Construction and acquisition expenditures:
       Utility                                                                             (60,461)                 (60,447)
       Non-regulated businesses and other                                                 (129,823)                (457,213)
    Nuclear decommissioning trust funds                                                    (15,437)                 (15,437)
    Proceeds from dispositions of assets                                                     8,365                   11,054
    Other                                                                                   (5,287)                 (10,306)
                                                                              ---------------------    ---------------------
       Net cash flows used for investing activities                                       (202,643)                (532,349)
                                                                              ---------------------    ---------------------
 ----------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and temporary cash investments                                        (33,524)                 (66,169)
                                                                              ---------------------    ---------------------

----------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                                 148,415                  113,669
                                                                              ---------------------    ---------------------

----------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                                      $114,891                  $47,500
                                                                              =====================    =====================

----------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
    Cash paid during the period for:
       Interest                                                                            $41,455                  $25,795
                                                                              =====================    =====================
       Income taxes                                                                         $5,881                   $3,092
                                                                              =====================    =====================
    Noncash investing and financing activities:
       Capital lease obligations incurred                                                   $3,220                     $222
                                                                              =====================    =====================

----------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    ALLIANT ENERGY CORPORATION

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 1. The interim consolidated financial statements included herein have been prepared by Alliant Energy, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include Alliant Energy and its consolidated subsidiaries (including IESU, WP&L, IPC, Resources and Corporate Services). These financial statements should be read in conjunction with the financial statements and the notes thereto included in Alliant Energy's, IESU's and WP&L's latest Annual Report on Form 10-K.

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three months ended March 31, 2001 and 2000, (b) the consolidated financial position at March 31, 2001 and December 31, 2000, and (c) the consolidated statement of cash flows for the three months ended March 31, 2001 and 2000, have been made. Because of the seasonal nature of IESU's, WP&L's and IPC's operations, results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. Certain prior period amounts have been reclassified on a basis consistent with the 2001 presentation.

2. Alliant Energy's comprehensive income (loss), and the components of other comprehensive income (loss), net of taxes, for the three months ended March 31 were as follows (in thousands):

                                                                                       2001            2000
                                                                                   -------------   ------------
  Net income                                                                          $33,385         $19,320

    Other comprehensive income (loss):
       Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising during period, net of tax (1)     (127,620)        284,458
         Less:  reclassification adjustment for gains included in net
           income, net of tax (2)                                                         --            6,328
                                                                                   -------------    ------------
       Net unrealized gains (losses) on securities                                   (127,620)        278,130
                                                                                   -------------    ------------

       Foreign currency translation adjustments                                       (49,743)            917
                                                                                   -------------    ------------

       Unrealized gains on derivatives qualified as hedges:
         Unrealized holding gains arising during period, net of tax                       270              --
         Less:  reclassification adjustment for losses included in net income,
           net of tax                                                                  (3,797)             --
                                                                                   -------------    ------------
       Net unrealized gains on qualifying derivatives                                   4,067              --
                                                                                   -------------    ------------

    Other comprehensive income (loss)                                                (173,296)        279,047

                                                                                   -------------    ------------
  Comprehensive income (loss)                                                       ($139,911)       $298,367
                                                                                   =============    ============

(1) Primarily due to quarterly adjustments to the estimated fair value of Alliant Energy's investment in McLeod.

(2) The first quarter 2000 earnings included a pre-tax gain of $10.2 million ($0.08 per basic and diluted share) from the sale of 450,000 shares of McLeod stock held by Alliant Energy. Alliant Energy still held beneficial ownership in approximately 56 million shares of McLeod stock as of March 31, 2001.

3. Various differences exist between segment reporting information for the non-regulated businesses and Resources' information in Alliant Energy's condensed consolidating financial statements in Note 9 due to Alliant Energy's investment in Cargill-Alliant being recorded on Alliant Energy's parent's books for legal reporting, but included with the non-regulated businesses information for segment reporting (Alliant Energy considers this business as part of its non-regulated business for management reporting). The "Net income (loss)" line item was impacted.

     The "Net income (loss)" line item is not allocated to the electric and gas segments for management reporting purposes and therefore is included in "Other." Intersegment revenues were not material to Alliant Energy's operations. Certain financial information relating to Alliant Energy's significant business segments is presented below:

                                        Regulated Domestic Utilities                                       Alliant
                                ---------------------------------------------    Non-regulated             Energy
                                 Electric      Gas       Other      Total         Businesses    Other   Consolidated
                                --------------------------------------------------------------------------------------
                                                                   (in thousands)
      Three Months Ended
      March 31, 2001
      --------------
      Operating revenues            $411,943  $289,818    $10,796   $712,557         $140,912     ($756)     $852,713
      Operating income                56,574    19,481        892     76,947           11,880       449        89,276
      Net income (loss)                                    33,328     33,328            1,181    (1,124)       33,385

      Three Months Ended
      March 31, 2000
      --------------
      Operating revenues            $373,622  $130,134     $8,157   $511,913          $62,675     ($526)     $574,062
      Operating income (loss)         63,839    18,850      1,780     84,469            3,943       (22)       88,390
      Net income (loss)                                    39,067     39,067          (16,112)   (3,635)       19,320

    Resources' (i.e., the non-regulated businesses) assets decreased $287 million during the first three months of 2001, primarily due to the decrease in market value of its investment in McLeod. Non-regulated earnings for the three months ended March 31, 2000 included a $24.8 million after-tax non-cash charge to net income to recognize an increase in Alliant Energy's obligation relating to its 30-year exchangeable senior notes issued in February 2000 (the charge was subsequently reversed in its entirety in the second quarter of 2000).

4. The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35 percent principally due to: state income taxes, tax credits, effects of utility rate making and certain non-deductible expenses.

5. In January 2001, Resources acquired a stake in a Brazilian electric utility. As of March 31, 2001, the total investment in this Brazilian electric utility was approximately $100 million, of which approximately $60 million was paid in January 2001 and the remainder is expected to be paid by the end of the first quarter of 2002.

    WP&L, including South Beloit, transferred its transmission assets with no gain or loss (approximate net book value of $177 million) to ATC on January 1, 2001. WP&L currently expects to receive cash of $69 million in 2001 and at March 31, 2001, had a $102 million equity investment in ATC, with an ownership percentage of approximately 26 percent. WP&L accounts for its investment in ATC under the equity method.

6. Alliant Energy continues to utilize derivative instruments to manage its exposures to various market risks as described in Alliant Energy's, IESU's and WP&L's Annual Report on Form 10-K for the year ended December 31, 2000. The following information supplements, and should be read in conjunction with, Note 10(a) in Alliant Energy's "Notes to Consolidated Financial Statements" in the 2000 Annual Report on Form 10-K.

    For the three months ended March 31, 2001, there was no material earnings impact representing the amount of hedge ineffectiveness in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." Alliant Energy did not exclude any components of the derivative instruments' gain or loss from the assessment of hedge effectiveness and there were no reclasses into earnings as a result of the discontinuance of hedges. As of March 31, 2001, the maximum length of time over which Alliant Energy is hedging its exposure to the variability in future cash flows for forecasted transactions is 18 months and Alliant Energy estimates that gains of $0.4 million will be reclassified from accumulated other comprehensive income into earnings within the twelve months between April 1, 2001 and March 31, 2002 as the hedged transactions affect earnings.

    Included in "Miscellaneous, net" in Alliant Energy's Consolidated Statements of Income for the three months ended March 31, 2001 was expense of $85.1 million related to the change in value of the McLeod trading securities, partially offset by income of $80.9 million related to the change in value of the derivative component of the exchangeable senior notes.

7. In March 2001, IESU issued $200 million of senior unsecured debentures at a fixed interest rate of 6-3/4%, due 2011. A portion of the net proceeds were used to repay short-term debt and a portion will be used to refinance $81.6 million of long-term debt maturing in 2001.

8. A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per share calculation for the three months ended March 31 was as follows:

                                                             2001               2000
                                                        ----------------   ----------------
      Weighted average common shares outstanding:
           Basic earnings per share calculation             79,027,898         78,996,158
           Effect of dilutive securities                       170,384            275,217
                                                        ----------------   ----------------
           Diluted earnings per share calculation           79,198,282         79,271,375
                                                        ================   ================

    For the three months ended March 31, 2001 and 2000, 1,068,128 and 1,380,598 options, respectively, to purchase shares of common stock, with an average exercise price of $31.55 and $30.48, respectively, were excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price.

9. Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on various debt issued by Resources and, as a result, is required to present condensed consolidating financial statements. All other Alliant Energy subsidiaries are non-guarantors of Resources' debt issuances. Alliant Energy's condensed consolidating financial statements are as follows:

                                                                Alliant Energy Corporation
                                                       Condensed Consolidating Statement of Income
                                                            Three Months Ended March 31, 2001
                                                                      (in thousands)

                                                       Alliant                          Other
                                                        Energy                         Alliant                          Consolidated
                                                       Parent                          Energy         Consolidating        Alliant
                                                      Company        Resources       Subsidiaries       Adjustments        Energy
                                                 ----------------------------------------------------------------------------------
Operating revenues:
  Electric utility                                        $--            $--          $411,943              $--            $411,943
  Gas utility                                              --             --           289,818               --             289,818
  Non-regulated and other                                  --         140,912           65,904          (55,864)            150,952
                                                 ----------------------------------------------------------------------------------
                                                           --         140,912          767,665          (55,864)            852,713
                                                 ----------------------------------------------------------------------------------

Operating expenses:
  Electric and steam production fuels                      --             --            75,184               --              75,184
  Purchased power                                          --             --            98,733               --              98,733
  Cost of utility gas sold                                 --             --           238,258               --             238,258
  Other operation and maintenance                          --         109,311          182,868          (53,983)            238,196
  Depreciation and amortization                            --          15,168           69,454               --              84,622
  Taxes other than income taxes                            --           4,553           25,832           (1,941)             28,444
                                                 ----------------------------------------------------------------------------------
                                                           --         129,032          690,329          (55,924)            763,437
                                                 ----------------------------------------------------------------------------------

Operating income                                           --          11,880           77,336               60              89,276
                                                 ----------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                       5,018         18,177           31,401           (4,852)             49,744
  Equity income in unconsolidated subsidiaries          (3,003)        (2,397)          (4,939)              --             (10,339)
  Allowance for funds used during construction             --             --            (2,302)              --              (2,302)
  Preferred dividend requirements of subsidiaries          --             --             1,680               --               1,680
  Miscellaneous, net                                   (35,313)           732           (4,009)          37,440              (1,150)
                                                 -----------------------------------------------------------------------------------
                                                       (33,298)        16,512           21,831           32,588              37,633
                                                 -----------------------------------------------------------------------------------

Income (loss) before income taxes                       33,298         (4,632)          55,505          (32,528)             51,643
                                                 -----------------------------------------------------------------------------------

Income tax expense (benefit)                               (87)        (3,861)          22,147               59              18,258
                                                 -----------------------------------------------------------------------------------

Net income (loss)                                      $33,385          ($771)         $33,358         ($32,587)            $33,385
                                                 ===================================================================================


                                                                   Alliant Energy Corporation
                                                           Condensed Consolidating Statement of Income
                                                                Three Months Ended March 31, 2000
                                                                         (in thousands)

                                                       Alliant                              Other
                                                        Energy                             Alliant                      Consolidated
                                                        Parent                             Energy        Consolidating       Alliant
                                                       Company           Resources      Subsidiaries      Adjustments         Energy
                                                 -----------------------------------------------------------------------------------
Operating revenues:
  Electric utility                                         $--              $--           $373,622            $--          $373,622
  Gas utility                                               --               --            130,134             --           130,134
  Non-regulated and other                                   --           62,676             54,495        (46,865)           70,306
                                                 -----------------------------------------------------------------------------------
                                                            --           62,676            558,251        (46,865)          574,062
                                                 -----------------------------------------------------------------------------------

Operating expenses:
  Electric and steam production fuels                       --               --             69,272             --            69,272
  Purchased power                                           --               --             62,345             --            62,345
  Cost of utility gas sold                                  --               --             82,113             --            82,113
  Other operation and maintenance                           62           47,421            167,041        (44,846)          169,678
  Depreciation and amortization                             --            7,998             67,913             --            75,911
  Taxes other than income taxes                             --            3,314             24,984         (1,945)           26,353
                                                 -----------------------------------------------------------------------------------
                                                            62           58,733            473,668        (46,791)          485,672
                                                 -----------------------------------------------------------------------------------

Operating income (loss)                                    (62)           3,943             84,583            (74)           88,390
                                                 -----------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                       3,627           11,364             30,176         (4,549)           40,618
  Contingent interest on indexed senior notes               --           39,493                 --             --            39,493
  Equity income in unconsolidated subsidiaries            (148)            (903)               (92)            --            (1,143)
  Allowance for funds used during construction              --               --             (1,754)            --            (1,754)
  Preferred dividend requirements of subsidiaries           --               --              1,678             --             1,678
  Gain on sale of McLeodUSA Inc. stock                      --          (10,206)                --             --           (10,206)
  Miscellaneous, net                                   (25,246)          (3,449)           (10,767)        27,408           (12,054)
                                                 -----------------------------------------------------------------------------------
                                                       (21,767)          36,299             19,241         22,859            56,632
                                                 -----------------------------------------------------------------------------------

Income (loss) before income taxes                       21,705          (32,356)            65,342        (22,933)           31,758
                                                 -----------------------------------------------------------------------------------

Income tax expense (benefit)                             2,385          (16,148)            26,275            (74)           12,438
                                                 -----------------------------------------------------------------------------------

Net income (loss)                                      $19,320         ($16,208)           $39,067       ($22,859)          $19,320
                                                 ===================================================================================

                                                                   Alliant Energy Corporation
                                                              Condensed Consolidating Balance Sheet
                                                                      As of March 31, 2001
                                                                         (in thousands)

                                                         Alliant                             Other
                                                          Energy                            Alliant                     Consolidated
                                                          Parent                             Energy       Consolidating    Alliant
                                                         Company           Resources      Subsidiaries     Adjustments     Energy
                                                    --------------------------------------------------------------------------------
ASSETS
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                              $--              $--         $4,921,591           $--        $4,921,591
      Other                                                  --               --          1,057,217            --         1,057,217
                                                    --------------------------------------------------------------------------------
                                                             --               --          5,978,808            --         5,978,808
    Less - Accumulated depreciation                          --               --          3,218,055            --         3,218,055
    Construction work in progress                            --               --            141,829            --           141,829
    Nuclear fuel, net of amortization                        --               --             59,733            --            59,733
  Other property, plant and equipment, net                   --           576,388            24,223           (111)         600,500
                                                    --------------------------------------------------------------------------------
                                                             --           576,388         2,986,538           (111)       3,562,815
                                                    --------------------------------------------------------------------------------

Current assets:
  Accounts receivable, net                                2,406           103,977           313,514        (69,043)         350,854
  Production fuel, at average cost                           --               575            35,683            --            36,258
  Materials and supplies, at average cost                    --             2,041            54,232            --            56,273
  Gas stored underground, at average cost                    --             1,276            11,843            --            13,119
  Regulatory assets                                          --               --             20,656            --            20,656
  Prepaid gross receipt tax                                  --               --             17,316            --            17,316
  Other                                                  36,056           110,021           151,720       (114,878)         182,919
                                                    --------------------------------------------------------------------------------
                                                         38,462           217,890           604,964       (183,921)         677,395
                                                    --------------------------------------------------------------------------------

Investments:
  Consolidated subsidiaries                           1,881,652               --               --       (1,881,652)             --
  Investment in available-for-sale securities of
    McLeodUSA Inc.                                           --           350,081              --              --           350,081
  Investment in trading securities of McLeodUSA Inc.         --           135,861              --              --           135,861
  Other                                                  33,668           654,332           439,388            --         1,127,388
                                                    --------------------------------------------------------------------------------
                                                      1,915,320         1,140,274           439,388     (1,881,652)       1,613,330
                                                    --------------------------------------------------------------------------------

                                                    --------------------------------------------------------------------------------
Deferred charges and other                                   --            90,837           456,339            --           547,176
                                                    --------------------------------------------------------------------------------

Total assets                                         $1,953,782        $2,025,389        $4,487,229    ($2,065,684)      $6,400,716
                                                    ================================================================================

                                                                     Alliant Energy Corporation
                                                          Condensed Consolidating Balance Sheet (Continued)
                                                                        As of March 31, 2001
                                                                           (in thousands)


                                                          Alliant                        Other
                                                          Energy                        Alliant                         Consolidated
                                                          Parent                        Energy        Consolidating       Alliant
                                                         Company       Resources     Subsidiaries      Adjustments         Energy
                                                     -------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock and additional paid-in capital             $951,345       $232,743       $753,458         ($986,201)        $951,345
  Retained earnings                                        812,162        173,241        722,211          (895,556)         812,058
  Accumulated other comprehensive income                      --           98,534             37             --              98,571
  Shares in deferred compensation trust                     (1,988)          --            --                --              (1,988)
                                                     -------------------------------------------------------------------------------
       Total common equity                               1,761,519        504,518      1,475,706        (1,881,757)       1,859,986
                                                     -------------------------------------------------------------------------------

  Cumulative preferred stock of subsidiaries, net             --             --          113,830                 --         113,830
  Long-term debt (excluding current portion)                24,000        854,922      1,354,508                 --       2,233,430
                                                     -------------------------------------------------------------------------------
                                                         1,785,519      1,359,440      2,944,044        (1,881,757)       4,207,246
                                                     -------------------------------------------------------------------------------

Current liabilities:
  Commercial paper                                         164,610           --            --                --             164,610
  Notes payable                                               --               86          --                --                  86
  Other short-term borrowings                                 --           56,954          --                --              56,954
  Accrued taxes                                               --           19,997         95,746             --             115,743
  Other                                                      1,835        108,781        635,993          (183,921)         562,688
                                                     -------------------------------------------------------------------------------
                                                           166,445        185,818        731,739          (183,921)         900,081
                                                     -------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                         (6,563)       322,787        511,690             --             827,914
  Derivative liability                                        --          101,073          --                --             101,073
  Other                                                      8,381         56,271        299,756                (6)         364,402
                                                     -------------------------------------------------------------------------------
                                                             1,818        480,131        811,446                (6)       1,293,389
                                                     -------------------------------------------------------------------------------

Total capitalization and liabilities                    $1,953,782     $2,025,389     $4,487,229       ($2,065,684)      $6,400,716
                                                     ===============================================================================

                                                                    Alliant Energy Corporation
                                                               Condensed Consolidating Balance Sheet
                                                                      As of December 31, 2000
                                                                          (in thousands)

                                                          Alliant                             Other
                                                          Energy                             Alliant                    Consolidated
                                                          Parent                             Energy       Consolidating    Alliant
                                                          Company         Resources       Subsidiaries     Adjustments     Energy
                                                      ------------------------------------------------------------------------------
ASSETS
 Property, plant and equipment:
   Utility -
     Plant in service -
       Electric                                               $--            $--          $5,203,069             $--      $5,203,069
       Other                                                   --             --           1,048,506              --       1,048,506
                                                      ------------------------------------------------------------------------------
                                                               --             --           6,251,575              --       6,251,575
     Less - Accumulated depreciation                           --             --           3,296,546              --       3,296,546
     Construction work in progress                             --             --             130,856              --         130,856
     Nuclear fuel, net of amortization                         --             --              61,935              --          61,935
   Other property, plant and equipment, net                    --         553,911             17,687            (111)        571,487
                                                      ------------------------------------------------------------------------------
                                                               --         553,911          3,165,507            (111)      3,719,307
                                                      ------------------------------------------------------------------------------

 Current assets:
   Accounts receivable, net                                   224          98,932            194,083              --         293,239
   Production fuel, at average cost                            --           1,379             45,248              --          46,627
   Materials and supplies, at average cost                     --           2,086             53,844              --          55,930
   Gas stored underground, at average cost                     --           2,983             38,376              --          41,359
   Regulatory assets                                           --             --              29,348              --          29,348
   Prepaid gross receipt tax                                   --             --              23,088              --          23,088
   Other                                                  223,933         178,461            131,641        (312,645)        221,390
                                                      ------------------------------------------------------------------------------
                                                          224,157         283,841            515,628        (312,645)        710,981
                                                      ------------------------------------------------------------------------------

 Investments:
   Consolidated subsidiaries                            1,884,976             --                  --      (1,884,976)            --
   Investment in available-for-sale securities of
     McLeodUSA Inc.                                            --         569,951                 --              --         569,951
   Investment in trading securities of McLeodUSA Inc.          --         220,912                 --              --         220,912
   Other                                                   30,511         579,803            337,484              --         947,798
                                                      ------------------------------------------------------------------------------
                                                        1,915,487       1,370,666            337,484      (1,884,976)      1,738,661
                                                      ------------------------------------------------------------------------------

                                                      ------------------------------------------------------------------------------
 Deferred charges and other                                    --         104,339            460,478              --         564,817
                                                      ------------------------------------------------------------------------------

 Total assets                                          $2,139,644      $2,312,757         $4,479,097     ($2,197,732)     $6,733,766
                                                      ==============================================================================

                                                                    Alliant Energy Corporation
                                                          Condensed Consolidating Balance Sheet (Continued)
                                                                       As of December 31, 2000
                                                                            (in thousands)

                                                          Alliant                             Other
                                                           Energy                            Alliant                    Consolidated
                                                           Parent                            Energy     Consolidating      Alliant
                                                          Company         Resources       Subsidiaries   Adjustments      Energy
                                                    --------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
 Capitalization:
   Common stock and additional paid-in capital             $948,294        $232,684         $753,392       ($986,076)      $948,294
   Retained earnings                                        818,266         174,012          724,889        (899,005)       818,162
   Accumulated other comprehensive income                       --          276,591           (4,724)              --       271,867
   Shares in deferred compensation trust                       (851)           --               --                 --          (851)
                                                    --------------------------------------------------------------------------------
        Total common equity                               1,765,709         683,287        1,473,557      (1,885,081)     2,037,472
                                                    --------------------------------------------------------------------------------

   Cumulative preferred stock of subsidiaries, net              --             --            113,790               --       113,790
   Long-term debt (excluding current portion)                24,000         731,736        1,154,380               --     1,910,116
                                                    --------------------------------------------------------------------------------
                                                          1,789,709       1,415,023        2,741,727      (1,885,081)     4,061,378
                                                    --------------------------------------------------------------------------------

 Current liabilities:
   Commercial paper                                         283,885            --               --                 --       283,885
   Notes payable                                             50,000              67             --                 --        50,067
   Other short-term borrowings                                  --          110,783             --                 --       110,783
   Accrued taxes                                                --           21,916           65,568               --        87,484
   Other                                                     13,681         113,639          807,441        (312,645)       622,116
                                                    --------------------------------------------------------------------------------
                                                            347,566         246,405          873,009        (312,645)     1,154,335
                                                    --------------------------------------------------------------------------------

 Other long-term liabilities and deferred credits:
   Accumulated deferred income taxes                         (6,415)        411,614          526,476               --       931,675
   Derivative liability                                         --          181,925             --                 --       181,925
   Other                                                      8,784          57,790          337,885              (6)       404,453
                                                    --------------------------------------------------------------------------------
                                                              2,369         651,329          864,361              (6)     1,518,053
                                                    --------------------------------------------------------------------------------

 Total capitalization and liabilities                    $2,139,644      $2,312,757       $4,479,097     ($2,197,732)    $6,733,766
                                                    ================================================================================

                                                                          Alliant Energy Corporation
                                                                 Condensed Consolidating Statement of Cash Flows
                                                                        Three Months Ended March 31, 2001
                                                                                 (in thousands)

                                                                     Alliant                     Other
                                                                      Energy                    Alliant                 Consolidated
                                                                     Parent                     Energy    Consolidating   Alliant
                                                                    Company     Resources    Subsidiaries  Adjustments     Energy
                                                                --------------------------------------------------------------------

Net cash flows from (used for) operating activities                   $20,926       $26,796     $146,371     ($34,357)    $159,736
                                                                --------------------------------------------------------------------

Cash flows from (used for) financing activities:
    Common stock dividends declared                                   (39,489)          --       (36,037)      36,037      (39,489)
    Net change in Resources' credit facility                              --         97,500           --           --       97,500
    Proceeds from issuance of other long-term debt                        --          1,140      200,000           --      201,140
    Net change in other short-term borrowings                          34,068       (74,153)    (100,687)    (102,656)    (243,428)
    Other                                                                 680          (540)      (8,035)       1,555       (6,340)
                                                                --------------------------------------------------------------------
       Net cash flows from (used for) financing activities             (4,741)       23,947       55,241      (65,064)       9,383
                                                                --------------------------------------------------------------------

Cash flows from (used for) investing activities:
    Construction and acquisition expenditures:
       Utility                                                            --            --       (60,461)          --      (60,461)
       Non-regulated businesses and other                                 --       (123,121)      (6,702)          --     (129,823)
    Other                                                               3,309         9,691      (22,034)      (3,325)     (12,359)
                                                                --------------------------------------------------------------------
       Net cash flows from (used for) investing activities              3,309      (113,430)     (89,197)      (3,325)    (202,643)
                                                                --------------------------------------------------------------------

Net increase (decrease) in cash and temporary
    cash investments                                                   19,494       (62,687)     112,415     (102,746)     (33,524)
                                                                --------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                574       133,957       13,884           --      148,415
                                                                --------------------------------------------------------------------
Cash and temporary cash investments at end of period                  $20,068       $71,270     $126,299    ($102,746)    $114,891
                                                                ====================================================================

Supplemental cash flow information:
    Cash paid during the period for:
       Interest                                                        $4,783       $13,689      $22,983          $--      $41,455
                                                                ====================================================================
       Income taxes                                                    $1,000          $439       $4,442          $--       $5,881
                                                                ====================================================================
    Noncash investing and financing activities:
       Capital lease obligations incurred                               $--           $--         $3,220          $--       $3,220
                                                                ====================================================================

                                                                    Alliant Energy Corporation
                                                          Condensed Consolidating Statement of Cash Flows
                                                                 Three Months Ended March 31, 2000
                                                                           (in thousands)

                                                               Alliant                         Other
                                                                Energy                        Alliant                   Consolidated
                                                                Parent                        Energy      Consolidating     Alliant
                                                               Company       Resources     Subsidiaries    Adjustments       Energy
                                                            ------------------------------------------------------------------------

Net cash flows from (used for) operating activities            $21,411          $1,840       $186,970       ($24,502)      $185,719
                                                            ------------------------------------------------------------------------

Cash flows from (used for) financing activities:
    Common stock dividends declared                            (39,498)            --         (20,085)        20,085        (39,498)
    Proceeds from issuance of exchangeable senior notes             --         402,500            --              --        402,500
    Proceeds from issuance of other long-term debt                  --           8,457        100,000             --        108,457
    Reductions in other long-term debt                              --            (672)       (51,000)            --        (51,672)
    Net change in other short-term borrowings                   (4,928)             10       (114,079)           (35)      (119,032)
    Other                                                          474         (17,569)        (4,692)         1,493        (20,294)
                                                            ------------------------------------------------------------------------
       Net cash flows from (used for) financing activities     (43,952)        392,726        (89,856)        21,543        280,461
                                                            ------------------------------------------------------------------------

Cash flows from (used for) investing activities:
    Construction and acquisition expenditures:
       Utility                                                      --             --         (60,447)            --        (60,447)
       Non-regulated businesses and other                           --        (455,553)        (1,660)            --       (457,213)
    Other                                                       (2,975)          8,400        (23,073)         2,959        (14,689)
                                                            ------------------------------------------------------------------------
       Net cash flows from (used for) investing activities      (2,975)       (447,153)       (85,180)         2,959       (532,349)
                                                            ------------------------------------------------------------------------

Net increase (decrease) in cash and temporary
    cash investments                                           (25,516)        (52,587)        11,934             --        (66,169)
                                                            ------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period      28,647          65,086         19,936             --        113,669
                                                            ------------------------------------------------------------------------
Cash and temporary cash investments at end of period            $3,131         $12,499        $31,870            $--        $47,500
                                                            ========================================================================

Supplemental cash flow information:
    Cash paid during the period for:
       Interest                                                 $3,262          $1,720        $20,813            $--        $25,795
                                                            ========================================================================
       Income taxes                                             $1,014            $204         $1,874            $--         $3,092
                                                            ========================================================================
    Noncash investing and financing activities:
       Capital lease obligations incurred                         $--              $--           $222            $--           $222
                                                            ========================================================================

                                                            IES UTILITIES INC.
                                              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                     For the Three Months Ended March 31,
                                                                                      2001                         2000
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (in thousands)
Operating revenues:
  Electric utility                                                                          $155,131                     $145,708
  Gas utility                                                                                127,196                       59,429
  Steam and other                                                                              9,643                        6,987
                                                                             ------------------------     ------------------------
                                                                                             291,970                      212,124
                                                                             ------------------------     ------------------------

----------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric and steam production fuels                                                         26,752                       32,639
  Purchased power                                                                             32,826                       13,422
  Cost of gas sold                                                                           103,503                       38,074
  Other operation and maintenance                                                             59,623                       53,766
  Depreciation and amortization                                                               27,526                       26,850
  Taxes other than income taxes                                                               10,956                       11,875
                                                                              -----------------------     ------------------------
                                                                                             261,186                      176,626
                                                                              -----------------------     ------------------------

----------------------------------------------------------------------------------------------------------------------------------

Operating income                                                                              30,784                       35,498
                                                                             ------------------------     ------------------------

----------------------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                                                            13,101                       13,011
  Allowance for funds used during construction                                                  (989)                        (490)
  Miscellaneous, net                                                                          (2,052)                      (4,750)
                                                                             ------------------------     ------------------------
                                                                                              10,060                        7,771
                                                                             ------------------------     ------------------------

----------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                                    20,724                       27,727
                                                                             ------------------------     ------------------------

----------------------------------------------------------------------------------------------------------------------------------

Income taxes                                                                                   8,031                       11,616
                                                                             ------------------------     ------------------------

----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                    12,693                       16,111
                                                                             ------------------------     ------------------------

----------------------------------------------------------------------------------------------------------------------------------

Preferred dividend requirements                                                                  229                          229
                                                                             ------------------------     ------------------------

----------------------------------------------------------------------------------------------------------------------------------

Earnings available for common stock                                                          $12,464                      $15,882
                                                                             ========================     ========================

----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                      IES UTILITIES INC.
                                                  CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,
                                                                                             2001               December 31,
ASSETS                                                                                   (Unaudited)                2000
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                                $2,264,230             $2,253,695
      Gas                                                                                        222,891                221,949
      Steam                                                                                       59,554                 59,416
      Common                                                                                     147,640                146,536
                                                                                      -------------------    -------------------
                                                                                               2,694,315              2,681,596
    Less - Accumulated depreciation                                                            1,419,838              1,392,766
                                                                                      -------------------    -------------------
                                                                                               1,274,477              1,288,830
    Construction work in progress                                                                 67,218                 58,352
    Leased nuclear fuel, net of amortization                                                      45,057                 45,836
                                                                                      -------------------    -------------------
                                                                                               1,386,752              1,393,018
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $2,321 and $2,239, respectively                               6,107                  6,189
                                                                                      -------------------    -------------------
                                                                                               1,392,859              1,399,207
                                                                                      -------------------    -------------------

--------------------------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                                             10,400                  6,755
  Temporary cash investments with associated companies                                           102,746                      -
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $665 and $587, respectively                                                              54,296                 54,660
    Associated companies                                                                           2,454                  2,696
    Other, less allowance for doubtful accounts
      of $563 and $373, respectively                                                               7,649                 17,329
  Production fuel, at average cost                                                                10,720                 11,088
  Materials and supplies, at average cost                                                         26,763                 26,232
  Gas stored underground, at average cost                                                          3,230                 19,290
  Adjustment clause balances                                                                      10,808                 14,776
  Regulatory assets                                                                                9,951                 14,839
  Prepayments and other                                                                            3,559                  3,442
                                                                                      -------------------    -------------------
                                                                                                 242,576                171,107
                                                                                      -------------------    -------------------

--------------------------------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                                            112,697                112,172
  Other                                                                                            6,276                  6,276
                                                                                      -------------------    -------------------
                                                                                                 118,973                118,448
                                                                                      -------------------    -------------------

--------------------------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                              116,382                117,574
  Deferred charges and other                                                                      15,193                 12,970
                                                                                      -------------------    -------------------
                                                                                                 131,575                130,544
                                                                                      -------------------    -------------------

--------------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                  $1,885,983             $1,819,306
                                                                                      ===================    ===================

--------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                          IES UTILITIES INC.
                                               CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                  March 31,
                                                                                    2001                  December 31,
CAPITALIZATION AND LIABILITIES                                                   (Unaudited)                  2000
---------------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands, except share amounts)
Capitalization:
  Common stock - $2.50 par value - authorized 24,000,000
    shares; 13,370,788 shares outstanding                                                $33,427                   $33,427
  Additional paid-in capital                                                             279,042                   279,042
  Retained earnings                                                                      265,634                   267,829
  Accumulated other comprehensive loss                                                         -                       (18)
                                                                             --------------------      --------------------
    Total common equity                                                                  578,103                   580,280
                                                                             --------------------      --------------------

  Cumulative preferred stock                                                              18,320                    18,320
  Long-term debt (excluding current portion)                                             669,838                   469,771
                                                                             --------------------      --------------------
                                                                                       1,266,261                 1,068,371
                                                                             --------------------      --------------------

---------------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                    81,560                    81,560
  Capital lease obligations                                                               14,753                    12,651
  Notes payable to associated companies                                                        -                   101,095
  Accounts payable                                                                        41,700                    65,898
  Accounts payable to associated companies                                                18,917                    30,375
  Accrued interest                                                                        13,686                    10,843
  Accrued taxes                                                                           67,687                    48,069
  Other                                                                                   50,413                    28,921
                                                                             --------------------      --------------------
                                                                                         288,716                   379,412
                                                                             --------------------      --------------------

---------------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                      213,138                   224,164
  Accumulated deferred investment tax credits                                             24,259                    25,063
  Environmental liabilities                                                               28,310                    29,521
  Pension and other benefit obligations                                                   25,909                    26,884
  Capital lease obligations                                                               30,304                    33,185
  Other                                                                                    9,086                    32,706
                                                                             --------------------      --------------------
                                                                                         331,006                   371,523
                                                                             --------------------      --------------------

---------------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                                  $1,885,983                $1,819,306
                                                                             ====================      ====================

---------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                             IES UTILITIES INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             For the Three Months Ended March 31,
                                                                                                 2001                    2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (in thousands)
Cash flows from operating activities:
  Net income                                                                                     $12,693                 $16,111
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                                                27,526                  26,850
     Amortization of leased nuclear fuel                                                           3,998                   3,357
     Amortization of deferred energy efficiency expenditures                                       5,045                   4,402
     Deferred taxes and investment tax credits                                                    (5,894)                   (258)
     Refueling outage provision                                                                    1,245                   2,421
     Other                                                                                           366                     147
  Other changes in assets and liabilities:
     Accounts receivable                                                                          10,286                   9,599
     Gas stored underground                                                                       16,060                   9,611
     Accounts payable                                                                            (32,519)                (21,189)
     Accrued taxes                                                                                19,618                   9,223
     Adjustment clause balances                                                                    3,968                   7,515
     Benefit obligations and other                                                                (7,009)                  9,053
                                                                                    ---------------------   ---------------------
       Net cash flows from operating activities                                                   55,383                  76,842
                                                                                    ---------------------   ---------------------

---------------------------------------------------------------------------------------------------------------------------------

Cash flows from (used for) financing activities:
    Common stock dividends declared                                                              (14,659)                (14,658)
    Preferred stock dividends                                                                       (229)                   (229)
    Proceeds from issuance of long-term debt                                                     200,000                       -
    Reductions in long-term debt                                                                       -                 (51,000)
    Net change in short-term borrowings                                                         (101,095)                 15,824
    Principal payments under capital lease obligations                                            (4,226)                 (1,882)
    Other                                                                                         (2,235)                      -
                                                                                    ---------------------   ---------------------
      Net cash flows from (used for) financing activities                                         77,556                 (51,945)
                                                                                    ---------------------   ---------------------

---------------------------------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Utility construction expenditures                                                            (21,809)                (24,241)
    Nuclear decommissioning trust funds                                                           (1,502)                 (1,502)
    Other                                                                                         (3,237)                   (114)
                                                                                    ---------------------   ---------------------
      Net cash flows used for investing activities                                               (26,548)                (25,857)
                                                                                    ---------------------   ---------------------

---------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and temporary cash investments                                   106,391                    (960)
                                                                                    ---------------------   ---------------------

---------------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                                         6,755                   5,720
                                                                                    ---------------------   ---------------------

---------------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                                            $113,146                  $4,760
                                                                                    =====================   =====================

---------------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Cash paid (refunded) during the period for:
    Interest                                                                                      $8,768                 $10,496
                                                                                    =====================   =====================
    Income taxes                                                                                     $ -                   ($528)
                                                                                    =====================   =====================
  Noncash investing and financing activities - Capital lease obligations incurred                 $3,220                    $222
                                                                                    =====================   =====================

---------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        IES UTILITIES INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    Except as modified below, the Alliant Energy Notes to Consolidated Financial Statements are incorporated by reference insofar as they relate to IESU.

 1. The interim consolidated financial statements included herein have been prepared by IESU, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. IESU is a subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in IESU's latest Annual Report on Form 10-K.

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three months ended March 31, 2001 and 2000, (b) the consolidated financial position at March 31, 2001 and December 31, 2000, and (c) the consolidated statement of cash flows for the three months ended March 31, 2001 and 2000, have been made. Because of the seasonal nature of IESU's operations, results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. Certain prior period amounts have been reclassified on a basis consistent with the 2001 presentation.

2. IESU's comprehensive income, and the components of other comprehensive income, net of taxes, for the three months ended March 31 were as follows (in thousands):

                                                                                      2001            2000
                                                                                  ------------    ------------
      Earnings available for common stock                                            $12,464         $15,882

        Other comprehensive income:
           Reclassification adjustment for losses included in earnings available for common stock related to derivatives
             qualified as hedges, net of tax                                              18              --
                                                                                  ------------    ------------
        Other comprehensive income                                                        18              --

                                                                                  ------------    ------------
      Comprehensive income                                                           $12,482         $15,882
                                                                                  ============    ============

3. Certain financial information relating to IESU's significant business segments is presented below. Intersegment revenues were not material to IESU's operations.

                                                       Electric        Gas          Other         Total
                                                    -------------------------------------------------------
                                                                        (in thousands)
     Three Months Ended March 31, 2001
     ---------------------------------
     Operating revenues                                 $155,131     $127,196         $9,643      $291,970
     Operating income                                     20,104        9,973            707        30,784
     Earnings available for common stock                                              12,464        12,464

     Three Months Ended March 31, 2000
     ---------------------------------
     Operating revenues                                 $145,708      $59,429         $6,987      $212,124
     Operating income                                     26,685        7,413          1,400        35,498
     Earnings available for common stock                                              15,882        15,882

                                                   WISCONSIN POWER AND LIGHT COMPANY
                                             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                               For the Three Months Ended March 31,
                                                                                2001                        2000
------------------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)
Operating revenues:
  Electric utility                                                                 $190,391                    $162,376
  Gas utility                                                                       125,632                      55,286
  Water                                                                               1,153                       1,170
                                                                    ------------------------   -------------------------
                                                                                    317,176                     218,832
                                                                    ------------------------   -------------------------

------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric production fuels                                                          35,072                      23,798
  Purchased power                                                                    52,370                      33,757
  Cost of gas sold                                                                  106,252                      35,329
  Other operation and maintenance                                                    45,635                      45,865
  Depreciation and amortization                                                      32,565                      32,377
  Taxes other than income taxes                                                       8,306                       7,211
                                                                    ------------------------   -------------------------
                                                                                    280,200                     178,337
                                                                    ------------------------   -------------------------

------------------------------------------------------------------------------------------------------------------------

Operating income                                                                     36,976                      40,495
                                                                    ------------------------   -------------------------

------------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                                                   11,196                      10,908
  Equity income from unconsolidated investments                                      (4,850)                        (92)
  Allowance for funds used during construction                                       (1,117)                     (1,062)
  Miscellaneous, net                                                                    481                      (3,987)
                                                                    ------------------------   -------------------------
                                                                                      5,710                       5,767
                                                                    ------------------------   -------------------------

------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                           31,266                      34,728
                                                                    ------------------------   -------------------------

------------------------------------------------------------------------------------------------------------------------

Income taxes                                                                         12,000                      12,857
                                                                    ------------------------   -------------------------

------------------------------------------------------------------------------------------------------------------------

Net income                                                                           19,266                      21,871
                                                                    ------------------------   -------------------------

------------------------------------------------------------------------------------------------------------------------

Preferred dividend requirements                                                         828                         828
                                                                    ------------------------   -------------------------

------------------------------------------------------------------------------------------------------------------------

Earnings available for common stock                                                 $18,438                     $21,043
                                                                    ========================   =========================

------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                               WISCONSIN POWER AND LIGHT COMPANY
                                                  CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,
                                                                                            2001                December 31,
ASSETS                                                                                   (Unaudited)                2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                                $1,710,515              $2,007,974
      Gas                                                                                        274,816                 273,457
      Water                                                                                       29,881                  29,869
      Common                                                                                     228,325                 223,921
                                                                                     --------------------    --------------------
                                                                                               2,243,537               2,535,221
    Less - Accumulated depreciation                                                            1,266,055               1,380,723
                                                                                     --------------------    --------------------
                                                                                                 977,482               1,154,498
    Construction work in progress                                                                 57,476                  59,133
    Nuclear fuel, net of amortization                                                             14,676                  16,099
                                                                                     --------------------    --------------------
                                                                                               1,049,634               1,229,730
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $195 for both periods                                           376                     369
                                                                                     --------------------    --------------------
                                                                                               1,050,010               1,230,099
                                                                                     --------------------    --------------------

---------------------------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                                              7,807                   2,584
  Accounts receivable:
    Customer                                                                                      45,689                  51,769
    Associated companies                                                                           1,256                   2,211
    Other                                                                                         85,439                  13,865
  Production fuel, at average cost                                                                11,531                  17,811
  Materials and supplies, at average cost                                                         21,212                  21,639
  Gas stored underground, at average cost                                                          6,621                  13,876
  Prepaid gross receipts tax                                                                      17,316                  23,088
  Other                                                                                            6,245                   6,397
                                                                                     --------------------    --------------------
                                                                                                 203,116                 153,240
                                                                                     --------------------    --------------------

---------------------------------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                                            195,667                 195,768
  Other                                                                                          115,753                  14,362
                                                                                     --------------------    --------------------
                                                                                                 311,420                 210,130
                                                                                     --------------------    --------------------

---------------------------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                               84,208                  88,721
  Deferred charges and other                                                                     173,329                 174,834
                                                                                     --------------------    --------------------
                                                                                                 257,537                 263,555
                                                                                     --------------------    --------------------

---------------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                  $1,822,083              $1,857,024
                                                                                     ====================    ====================

---------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                   WISCONSIN POWER AND LIGHT COMPANY
                                                CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                    March 31,
                                                                                      2001                    December 31,
CAPITALIZATION AND LIABILITIES                                                     (Unaudited)                    2000
------------------------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands, except share amounts)
Capitalization:
  Common stock - $5 par value - authorized 18,000,000 shares;
       13,236,601 shares outstanding                                                       $66,183                     $66,183
  Additional paid-in capital                                                               229,597                     229,516
  Retained earnings                                                                        374,087                     371,602
  Accumulated other comprehensive income (loss)                                                 37                      (4,708)
                                                                               --------------------        --------------------
    Total common equity                                                                    669,904                     662,593
                                                                               --------------------        --------------------

  Cumulative preferred stock                                                                59,963                      59,963
  Long-term debt (excluding current portion)                                               514,248                     514,209
                                                                               --------------------        --------------------
                                                                                         1,244,115                   1,236,765
                                                                               --------------------        --------------------

-------------------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Variable rate demand bonds                                                                55,100                      55,100
  Notes payable to associated companies                                                     34,849                      29,244
  Accounts payable                                                                          85,169                     120,155
  Accounts payable to associated companies                                                  31,467                      32,442
  Accrued taxes                                                                             13,736                       3,281
  Other                                                                                     24,759                      32,985
                                                                               --------------------        --------------------
                                                                                           245,080                     273,207
                                                                               --------------------        --------------------

-------------------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                        220,364                     222,819
  Accumulated deferred investment tax credits                                               26,174                      29,472
  Customer advances                                                                         34,134                      34,815
  Environmental liabilities                                                                  7,609                       7,564
  Other                                                                                     44,607                      52,382
                                                                               --------------------        --------------------
                                                                                           332,888                     347,052
                                                                               --------------------        --------------------

-------------------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                                    $1,822,083                  $1,857,024
                                                                               ====================        ====================

-------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                    WISCONSIN POWER AND LIGHT COMPANY
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       For the Three Months Ended March 31,
                                                                                         2001                       2000
------------------------------------------------------------------------------------------------------------------------------
                                                                                             (in thousands)
Cash flows from operating activities:
  Net income                                                                               $19,266                    $21,871
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                                          32,565                     32,377
     Amortization of nuclear fuel                                                            1,423                      1,484
     Deferred taxes and investment tax credits                                              (4,626)                    (3,224)
     Equity income from unconsolidated investments, net                                     (4,850)                       (92)
     Other                                                                                  (2,373)                    (2,762)
  Other changes in assets and liabilities:
     Accounts receivable                                                                     4,914                     10,740
     Production fuel                                                                         6,280                      3,731
     Gas stored underground                                                                  7,255                      5,541
     Prepaid gross receipts tax                                                              5,772                      5,216
     Accounts payable                                                                      (34,660)                    (6,365)
     Accrued taxes                                                                          10,455                     13,838
     Benefit obligations and other                                                          18,244                     13,156
                                                                           ------------------------   ------------------------
       Net cash flows from operating activities                                             59,665                     95,511
                                                                           ------------------------   ------------------------

------------------------------------------------------------------------------------------------------------------------------

Cash flows used for financing activities:
    Common stock dividends                                                                 (15,953)                         -
    Preferred stock dividends                                                                 (828)                      (828)
    Proceeds from issuance of long-term debt                                                     -                    100,000
    Net change in short-term borrowings                                                      5,605                   (125,116)
    Other                                                                                       82                     (1,320)
                                                                           ------------------------   ------------------------
      Net cash flows used for financing activities                                         (11,094)                   (27,264)
                                                                           ------------------------   ------------------------

------------------------------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Utility construction expenditures                                                      (28,379)                   (26,950)
    Nuclear decommissioning trust funds                                                    (13,935)                   (13,935)
    Other                                                                                   (1,034)                    (6,927)
                                                                           ------------------------   ------------------------
      Net cash flows used for investing activities                                         (43,348)                   (47,812)
                                                                           ------------------------   ------------------------

------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and temporary cash investments                                          5,223                     20,435
                                                                           ------------------------   ------------------------

------------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                                   2,584                      3,555
                                                                           ------------------------   ------------------------

------------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                                        $7,807                    $23,990
                                                                           ========================   ========================

------------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                                               $11,662                     $7,949
                                                                           ========================   ========================
    Income taxes                                                                            $3,984                     $2,227
                                                                           ========================   ========================

------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

              WISCONSIN POWER AND LIGHT COMPANY

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    Except as modified below, the Alliant Energy Notes to Consolidated Financial Statements are incorporated by reference insofar as they relate to WP&L.

 1. The interim consolidated financial statements included herein have been prepared by WP&L, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include WP&L and its consolidated subsidiaries, WPL Transco LLC and South Beloit. WP&L is a subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in WP&L's latest Annual Report on Form 10-K.

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three months ended March 31, 2001 and 2000, (b) the consolidated financial position at March 31, 2001 and December 31, 2000, and (c) the consolidated statement of cash flows for the three months ended March 31, 2001 and 2000, have been made. Because of the seasonal nature of WP&L's operations, results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. Certain prior period amounts have been reclassified on a basis consistent with the 2001 presentation.

2. WP&L's comprehensive income, and the components of other comprehensive income, net of taxes, for the three months ended March 31 were as follows (in thousands):

                                                                                       2001            2000
                                                                                    ------------    ------------
      Earnings available for common stock                                              $18,438        $21,043

        Other comprehensive income:
           Unrealized gains on derivatives qualified as hedges:
              Unrealized holding gains arising during period, net of tax                   964             --
              Less:  reclassification adjustment for losses included in
                 earnings available for common stock, net of tax                        (3,781)            --
                                                                                    ------------    ------------
           Net unrealized gains on qualifying derivatives                                4,745             --
                                                                                    ------------    ------------
        Other comprehensive income                                                       4,745             --

                                                                                    ------------    ------------
      Comprehensive income                                                             $23,183        $21,043
                                                                                    ============    ============

3. Certain financial information relating to WP&L's significant business segments is presented below. Intersegment revenues were not material to WP&L's operations.

                                                       Electric        Gas          Other         Total
                                                    --------------------------------------------------------
                                                                         (in thousands)
     Three Months Ended March 31, 2001
     ---------------------------------
     Operating revenues                                 $190,391     $125,632         $1,153      $317,176
     Operating income                                     30,671        6,120            185        36,976
     Earnings available for common stock                                              18,438        18,438

     Three Months Ended March 31, 2000
     ---------------------------------
     Operating revenues                                 $162,376      $55,286         $1,170      $218,832
     Operating income                                     31,059        9,056            380        40,495
     Earnings available for common stock                                              21,043        21,043


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The primary first tier subsidiaries of Alliant Energy include: WP&L, IESU, IPC, Resources and Corporate Services. Among various other regulatory constraints, Alliant Energy is operating as a registered public utility holding company subject to the limitations imposed by PUHCA. This MD&A includes information relating to Alliant Energy, IESU and WP&L (as well as IPC, Resources and Corporate Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report as well as the financial statements, notes and MD&A included in Alliant Energy's, IESU's and WP&L's latest Annual Report on Form 10-K.

                    FORWARD-LOOKING STATEMENTS

Statements contained in this report (including MD&A) that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: weather effects on sales and revenues; general economic conditions in the utility subsidiaries' service territories; federal, state and international regulatory or government actions, including issues associated with the deregulation of the domestic utility industry and the setting of rates and recovery of costs; unanticipated construction and acquisition expenditures; issues related to stranded costs and the recovery thereof; unanticipated issues related to the supply of purchased electricity and price thereof; unexpected issues related to the operations of Alliant Energy's nuclear facilities; unanticipated costs associated with certain environmental remediation efforts being undertaken by Alliant Energy; Alliant Energy's ability to successfully implement its growth strategy, including the acquisition and operation of foreign companies; unanticipated developments that adversely impact Alliant Energy's strategy to grow its non-regulated businesses; material changes in the value of Alliant Energy's investments in McLeod and Capstone; further delays in the implementation of tariff adjustments impacting Alliant Energy's Brazilian operations; technological developments; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; political, legal, economic and exchange rate conditions in foreign countries Alliant Energy has investments in; and changes in the rate of inflation.

                     UTILITY INDUSTRY OUTLOOK

A summary of the current regulatory environment is included in the Form 10-K filed by Alliant Energy, IESU and WP&L for the year ended December 31, 2000. Set forth below are several developments relating to such regulatory environment that have occurred since the start of the current year.

Rates and Regulatory Matters - In January 2001, the IUB issued an
----------------------------
order requiring IESU and IPC to file a joint fuel procurement plan in May 2001 for the purpose of evaluating the reasonableness of the Iowa utilities' fuel procurement contracts. This filing will be made by May 15, 2001. While IESU and IPC cannot predict the outcome of this process, it will result in formal hearings. These hearings may address fuel procurement practices and changes in the fuel cost recovery mechanism.

In April 2001, the OCA requested certain financial information from IESU related to the electric utility operations within the state of Iowa. IESU is in the process of preparing its responses. While IESU cannot predict the outcome of this process, such data requests could lead to an effort by the OCA to seek an electric rate reduction for IESU in Iowa.

In December 2000, WP&L requested a $73 million (revised to $61 million) annual retail electric rate increase from the PSCW to cover increases in WP&L's 2001 fuel and purchased-power costs due to the continued increases in natural gas prices which impact WP&L's generation costs and the increased costs of purchased-power. The PSCW approved a $46 million interim retail electric rate increase effective February 9, 2001. A decision on a permanent rate increase is expected in the second quarter of 2001.

In 2000, the NRC raised several areas of concern with Kewaunee's operations. The concerns raised by the NRC are estimated to result in additional operating costs to WP&L in 2001 of approximately $5 million. Additional operating costs to WP&L over the period of 2002 through 2005 are estimated to be approximately $20 million and will be included in a future rate request. In April 2001, the PSCW approved the deferral of incremental costs associated with this issue incurred after March 27, 2001. The expenditures that were not deferred did not have a material impact on earnings. The NRC has acknowledged the safety record of Kewaunee and its ability to continue operations.

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

Overview - First Quarter Results - Alliant Energy reported net
---------------------------------
income of $33.4 million, or $0.42 per share, for the first quarter of 2001, compared to net income of $19.3 million, or $0.24 per share, for the first quarter of 2000. The prior period earnings included a non-cash accounting charge of $24.8 million, or $0.31 per share, to recognize an increase in Alliant Energy's obligation relating to certain 30-year exchangeable senior notes (the charge was subsequently reversed in its entirety in the second quarter of 2000).

The earnings comparison between 2001 and 2000 earnings, excluding the $24.8 million non-cash accounting charge, was significantly impacted by the timing of Alliant Energy's continued limited sales of its investment in McLeod. First quarter 2000 results included a gain of $0.08 per share from the sale of McLeod stock while Alliant Energy did not sell any shares of McLeod in the first quarter of 2001. Also, first quarter 2000 results included income of $0.03 per share from a tax settlement item. Further, a non-cash accounting charge of $0.03 per share was recorded in the first quarter of 2001. Improved results from Alliant Energy's oil and gas business ($0.17 per share in 2001 and $0.05 per share in 2000) were substantially offset by higher utility operating expenses and lower results from Alliant Energy's investments in Brazil.

First quarter 2001 utility earnings were $33.3 million ($0.42 per share) compared to $39.1 million ($0.49 per share) for the same period in 2000. The decrease was primarily due to higher natural gas and fuel prices, increased other utility operating expenses and $0.03 per share of income in 2000 from a tax settlement, partially offset by higher sales volumes from more favorable weather in 2001.

Resources reported net income of $1.2 million ($0.01 per share) in the first quarter of 2001 compared to a net loss of $16.1 million (($0.20) per share) in the first quarter of 2000, which included the $24.8 million ($0.31 per share) non-cash charge related to the senior notes. The lower earnings, excluding the 2000 non-cash charge, were largely due to: 1) no sales of McLeod stock in the first quarter of 2001 while the first quarter of 2000 included a gain of $0.08 per share; and 2) the first quarter of 2001 included a non-cash accounting charge of $0.03 per share related to the net valuation of the exchangeable senior notes and the associated McLeod shares designated as trading securities. Alliant Energy's oil and gas business had another strong quarter, increasing $0.12 per share over first quarter 2000 results.
However, this increase was virtually offset by lower results from Alliant Energy's Brazil investments ($0.06 per share), lower results from Alliant Energy's integrated services business ($0.02 per share) and increased interest expense to fund Alliant
Energy's strategic growth initiatives and costs related to the pursuit of new business opportunities.

Electric Utility Operations - Electric margins and MWh sales for
---------------------------
Alliant Energy for the three months ended March 31 were as follows:

                                         Revenues and Costs                            MWhs Sold
                                           (in thousands)                           (in thousands)
                                    -----------------------------             ----------------------------
                                         2001           2000        Change        2001           2000        Change
                                    --------------- -------------  ---------  -------------- -------------  ---------
Residential                             $149,687       $134,995       11%          1,971          1,821         8%
Commercial                                85,054         77,850        9%          1,331          1,278         4%
Industrial                               116,667        111,544        5%          2,982          3,120        (4%)
                                    --------------- -------------             -------------- -------------
   Total from ultimate customers         351,408        324,389        8%          6,284          6,219         1%
Sales for resale                          48,423         33,894       43%          1,257          1,205         4%
Other                                     12,112         15,339      (21%)            42             48       (13%)
                                    --------------- -------------
                                                                              -------------- -------------
   Total revenues/sales                  411,943        373,622       10%          7,583          7,472         1%
                                                                              ============== =============
Electric production fuels expense         68,274         65,545        4%
Purchased power expense                   98,733         62,345       58%
                                    --------------- -------------
   Margin                               $244,936       $245,732        --
                                    =============== =============

Electric margin decreased $0.8 million for the first quarter of 2001, compared with the same period in 2000, primarily due to higher fuel and purchased-power expenses, decreased energy conservation revenues and lower sales to industrial customers, largely offset by higher sales volume from more favorable weather in 2001. Favorable weather conditions yielded an estimated $11 million electric margin increase compared to the first quarter 2000, when milder than normal weather conditions prevailed.
Refer to "Utility Industry Outlook - Rates and Regulatory Matters" for discussion of a WP&L FAC filing in December 2000.

In the first quarter of 2001, electric margin was approximately $7 million lower due to the formation of ATC. Such expenses were virtually offset by equity income, reduced other operation and maintenance expenses and lower depreciation expense. Refer to Note 5 of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 1. for additional information related to ATC.

IESU's and IPC's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased-power billings. Refer to "Utility Industry Outlook - Rates and Regulatory Matters" for discussion of an IUB fuel investigation.

Gas Utility Operations - Gas margins and Dth sales for Alliant
----------------------
Energy for the three months ended March 31 were as follows:

                                         Revenues and Costs                           Dths Sold
                                           (in thousands)                           (in thousands)
                                    -----------------------------             ---------------------------
                                         2001           2000        Change        2001          2000        Change
                                    --------------- -------------  ---------  -------------  ------------  ---------
Residential                             $166,557        $79,611       109%        15,580         13,073       19%
Commercial                                89,055         39,570       125%         9,059          7,776       16%
Industrial                                14,623          6,834       114%         1,630          1,688       (3%)
Transportation/other                      19,583          4,119       375%        13,959         12,398       13%
                                    --------------- -------------
                                                                              -------------  ------------
   Total revenues/sales                  289,818        130,134       123%        40,228         34,935       15%
                                                                              =============  ============
Cost of utility gas sold                 238,258         82,113       190%
                                    --------------- -------------
   Margin                                $51,560        $48,021         7%
                                    =============== =============

Gas revenues and cost of utility gas sold increased significantly primarily due to the large increase in natural gas prices during the first quarter of 2001, compared with the same period in 2000. Gas margin increased $3.5 million, or 7%, primarily due to higher sales volumes from more favorable weather in 2001, which contributed an estimated $9 million increase in gas margin. The weather benefit was partially offset by impacts of the higher natural gas costs as some customers either chose alternative fuel sources or used less natural gas. WP&L's margins were also negatively impacted by the higher gas costs from losses associated with current commodity costs, which are shared by ratepayers and shareowners.

IESU's and IPC's gas tariffs include PGA clauses that are designed to currently recover the cost of utility gas sold.

Non-regulated and Other Revenues - Non-regulated and other
---------------------------------
revenues for the three months ended March 31 were as follows (in thousands):
                                 2001      2000
                               --------  ---------
Integrated Services             $84,199   $33,433
Oil and gas production           42,776    19,195
Steam                            11,186     7,340
Transportation                    4,639     4,788
Other                             8,152     5,550
                              --------- ----------
                               $150,952   $70,306
                              ========= ==========

Non-regulated and other revenues increased $80.6 million for the first quarter of 2001, compared with the same period in 2000, primarily due to increased revenues in Integrated Services related to acquisitions in the third and fourth quarters of 2000 of various energy services and energy conservation businesses and increased revenues due to higher natural gas prices. Also contributing to the increase were higher oil and gas production revenues due to higher gas prices and increased volumes due to various acquisitions in 2000.

Other Operating Expenses - Other operation and maintenance
------------------------
expenses for the three months ended March 31 were as follows (in thousands):
                                 2001      2000
                               --------  ---------
Utility subsidiaries           $130,089  $122,761
Integrated Services              80,186    29,517
Oil and gas production           11,729     7,349
Transportation                    2,991     2,897
Other                            13,201     7,154
                              --------- ----------
                               $238,196  $169,678
                              ========= ==========

Other operation and maintenance expenses at the utility subsidiaries increased $7.3 million in the first quarter of 2001, compared with the same period in 2000, primarily due to higher administrative and general and nuclear expenses, partially offset by reduced generation business unit expenses. Other operation and maintenance expenses in Integrated Services increased $50.7 million in the first quarter of 2001, compared with the same period in 2000, primarily due to expenses associated with the acquisitions of the various energy services and energy conservation businesses and the increased natural gas costs. The oil and gas production increase was primarily due to the 2000 acquisitions. The increase in "other" was primarily due to expenses from the International business unit and costs related to the pursuit of new business opportunities.

Depreciation and amortization expense increased $8.7 million in the first quarter of 2001, compared with the same period in 2000, primarily due to the acquisitions at the non-regulated businesses and utility property additions.

Interest Expense and Other - Interest expense increased $9.1
--------------------------
million in the first quarter of 2001, compared with the same period in 2000, primarily due to higher non-regulated and utility borrowings to fund Alliant Energy's strategic growth initiatives, including Resources' investments in several Brazilian electric utilities in January 2000 and January 2001 of approximately $347 million and $60 million, respectively.

Alliant Energy recorded $39.5 million, or $0.31 per share, of contingent interest on indexed senior notes in the first quarter of 2000 to recognize an increase in Alliant Energy's obligation relating to certain 30-year exchangeable senior notes (the charge was subsequently reversed in its entirety in the second quarter of 2000).

Equity income (loss) from Alliant Energy's unconsolidated
investments for the three months ended March 31 was as follows
(in millions):
                                      2001     2000
                                     ------  -------
ATC                                   $4.8     $--
Cargill-Alliant                        3.0     0.1
Australia/New Zealand investments      2.2      --
China investments                      1.4     0.3
Brazil investments                    (1.5)    1.2
Other                                  0.4    (0.5)
                                     ------  -------
                                     $10.3    $1.1
                                     ======  =======

Equity income from unconsolidated investments increased $9.2 million in the first quarter of 2001, compared with the same period in 2000, due to ATC beginning operations on January 1, 2001; improved operations from Alliant Energy's energy-trading joint venture with Cargill-Alliant due to more buyers turning to energy experts to help them find stable, reliable sources of supply in the wake of volatile energy costs; and a first quarter 2000 acquisition at Alliant Energy's Australian investment.
These items were partially offset by lower results from Alliant Energy's Brazil investments primarily due to continued regulatory delays in the implementation of tariff adjustments and higher-than-expected commercial losses at one of its operating companies. Alliant Energy expects to have the prospective tariff adjustments in Brazil implemented in the second quarter of 2001. Refer to "Outlook" for additional information regarding Brazil.

Alliant Energy sold 450,000 shares of its investment in McLeod in the first quarter of 2000, resulting in a pre-tax gain of $10.2 million, or $0.08 per share.

Miscellaneous, net income decreased $10.9 million for the first quarter of 2001, compared with the same period in 2000, primarily due to a charge of $85.1 million related to the change in value of the McLeod trading securities, $4.1 million of interest income recognized at IESU in the first quarter of 2000 from a tax settlement and income realized from weather hedges at WP&L in the first quarter of 2000, partially offset by income of $80.9 million related to the change in value of the derivative component of Resources' exchangeable senior notes.

Income Taxes - The effective income tax rates for the first
------------
quarter of 2001 and 2000 were 34.2% and 37.2%, respectively.

                    IESU RESULTS OF OPERATIONS

Overview - First Quarter Results - IESU's earnings available for
--------------------------------
common stock decreased $3.4 million for the first quarter of 2001, compared with the same period in 2000, primarily due to increased other operation and maintenance expenses and lower interest income due to a tax settlement realized in the first quarter of 2000, partially offset by increased gas margin.

Electric Utility Operations - Electric margins and MWh sales for
---------------------------
IESU for the three months ended March 31 were as follows:

                                         Revenues and Costs                           MWhs Sold
                                           (in thousands)                           (in thousands)
                                    -----------------------------             ---------------------------
                                          2001           2000        Change        2001          2000        Change
                                    --------------- -------------  ---------  -------------  ------------  ---------
Residential                              $58,649        $54,942        7%           735            684         7%
Commercial                                41,895         40,226        4%           638            632         1%
Industrial                                42,126         42,205         --        1,159          1,214        (5%)
                                    --------------- -------------             -------------  ------------
   Total from ultimate customers         142,670        137,373        4%         2,532          2,530          --
Sales for resale                           9,049          5,203       74%           251            247         2%
Other                                      3,412          3,132        9%             9             10       (10%)
                                    --------------- -------------
                                                                              -------------  ------------
   Total revenues/sales                  155,131        145,708        6%         2,792          2,787          --
                                                                              =============  ============
Electric production fuels expense         19,841         28,912      (31%)
Purchased power expense                   32,826         13,422      145%
                                    --------------- -------------
   Margin                               $102,464       $103,374       (1%)
                                    =============== =============

Electric margin decreased $0.9 million, or 1%, for the first quarter of 2001, compared with the same period in 2000, primarily due to lower sales to industrial customers and increased purchased-power capacity costs. Such decreases were partially offset by more favorable weather conditions in the first quarter of 2001 compared to the first quarter of 2000, when milder than normal weather conditions prevailed.

IESU's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased-power billings. Refer to "Utility Industry Outlook - Rates and Regulatory Matters" for discussion of an IUB fuel investigation.

Gas Utility Operations - Gas margins and Dth sales for IESU for
-----------------------
the three months ended March 31 were as follows:

                                          Revenues and Costs                           Dths Sold
                                           (in thousands)                           (in thousands)
                                    -----------------------------             ---------------------------
                                         2001           2000        Change        2001          2000        Change
                                    --------------- -------------  ---------  -------------  ------------  ---------
Residential                              $77,419       $37,214        108%        7,423          6,055        23%
Commercial                                40,563        17,702        129%        4,257          3,472        23%
Industrial                                 6,415         3,101        107%          764            811        (6%)
Transportation/other                       2,799         1,412         98%        3,144          2,919         8%
                                    --------------- -------------
                                                                              -------------  ------------
   Total revenues/sales                  127,196        59,429        114%       15,588         13,257        18%
                                                                              =============  ============
Cost of gas sold                         103,503        38,074        172%
                                    --------------- -------------
   Margin                                $23,693       $21,355         11%
                                    =============== =============

Gas revenues and cost of gas sold increased significantly primarily due to the large increase in natural gas prices during the first quarter of 2001, compared with the same period in 2000. Such increase had no impact on IESU's gas margin given its rate recovery mechanism for gas costs. Gas margin increased $2.3 million, or 11%, primarily due to increased natural gas sales due to more favorable weather conditions in the first quarter of 2001 compared with the first quarter of 2000. This increase was partially offset by impacts of the higher natural gas costs as some customers either chose alternative fuel sources or used less natural gas.

IESU's gas tariffs include PGA clauses that are designed to currently recover the cost of gas sold.

Other Operating Expenses - IESU's other operation and maintenance
-------------------------
expenses increased $5.9 million in the first quarter of 2001, compared with the same period in 2000, primarily due to increased administrative and general and generation business unit expenses.

Interest Expense and Other - Miscellaneous, net income decreased
--------------------------
$2.7 million in the first quarter of 2001, compared with the same period in 2000, primarily due to interest income recognized from a tax settlement in the first quarter of 2000.

Income Taxes - The effective income tax rates were 38.8% and
------------
41.9% in the first quarter of 2001 and 2000, respectively.

                    WP&L RESULTS OF OPERATIONS

Overview - First Quarter Results - WP&L's earnings available for
--------------------------------
common stock decreased $2.6 million for the first quarter of 2001, compared with the same period in 2000, primarily due to the impact of higher gas and fuel prices, partially offset by favorable weather conditions in the first quarter of 2001 compared to the first quarter 2000 when milder weather conditions prevailed.

Electric Utility Operations - Electric margins and MWh sales for
---------------------------
WP&L for the three months ended March 31 were as follows:

                                         Revenues and Costs                           MWhs Sold
                                           (in thousands)                           (in thousands)
                                    -----------------------------             ---------------------------
                                         2001           2000        Change        2001          2000        Change
                                    --------------- -------------  ---------  -------------  ------------  ---------
Residential                              $66,578        $57,546       16%           907            838         8%
Commercial                                34,527         29,695       16%           542            503         8%
Industrial                                48,268         41,270       17%         1,096          1,127        (3%)
                                    --------------- -------------             -------------  ------------
   Total from ultimate customers         149,373        128,511       16%         2,545          2,468         3%
Sales for resale                          35,343         24,957       42%           845            789         7%
Other                                      5,675          8,908      (36%)           16             21       (24%)
                                    --------------- -------------
                                                                              -------------  ------------
   Total revenues/sales                  190,391        162,376       17%         3,406          3,278         4%
                                                                              =============  ============
Electric production fuels expense         35,072         23,798       47%
Purchased power expense                   52,370         33,757       55%
                                    --------------- -------------
   Margin                               $102,949       $104,821       (2%)
                                    =============== =============

Electric margin decreased $1.9 million, or 2%, for the first quarter of 2001, compared with the same period in 2000, primarily due to higher fuel and purchased-power expenses, decreased energy conservation revenues and lower sales to industrial customers. Such decreases were partially offset by more favorable weather conditions in the first quarter of 2001 compared to the first quarter of 2000, when milder than normal weather conditions prevailed. Refer to "Utility Industry Outlook - Rates and Regulatory Matters" for discussion of a WP&L FAC filing in December 2000.

In the first quarter of 2001, electric margin was approximately $7 million lower due to the formation of ATC. Such expenses were virtually offset by equity income, reduced other operation and maintenance expenses and lower depreciation expense. Refer to Note 5 of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 1. for additional information related to ATC.

Gas Utility Operations - Gas margins and Dth sales for WP&L for
-----------------------
the three months ended March 31 were as follows:

                                         Revenues and Costs                           Dths Sold
                                           (in thousands)                           (in thousands)
                                    -----------------------------             ---------------------------
                                         2001           2000        Change        2001          2000        Change
                                    --------------- -------------  ---------  -------------  ------------  ---------
Residential                              $67,093       $33,013       103%          6,108          5,293       15%
Commercial                                36,996        17,306       114%          3,684          3,350       10%
Industrial                                 5,666         2,732       107%            580            587       (1%)
Transportation/other                      15,877         2,235       610%          5,404          4,069       33%
                                    --------------- -------------
                                                                              -------------  ------------
   Total revenues/sales                  125,632        55,286       127%         15,776         13,299       19%
                                                                              =============  ============
Cost of gas sold                         106,252        35,329       201%
                                    --------------- -------------
   Margin                                $19,380       $19,957        (3%)
                                    =============== =============

Gas revenues and cost of gas sold increased significantly primarily due to the large increase in natural gas prices during the first quarter of 2001, compared with the same period in 2000. Gas margin decreased $0.6 million, or 3%, primarily due to impacts of the higher natural gas costs as some customers either chose alternative fuel sources or used less natural gas. WP&L's margins were also negatively impacted by the higher gas costs from losses associated with current commodity costs, which are shared by ratepayers and shareowners. Such decreases were partially offset by increased natural gas sales due to more favorable weather conditions in the first quarter of 2001 compared to the first quarter of 2000.

Other Operating Expenses - Other operation and maintenance
------------------------
expenses decreased $0.2 million for the first quarter of 2001, compared with the same period in 2000, primarily due to lower generation and energy delivery business unit expenses, largely offset by higher administrative and general expenses.

Interest Expense and Other - Equity income from unconsolidated
--------------------------
investments increased $4.8 million in the first quarter of 2001, compared with the same period in 2000, due to ATC beginning operations on January 1, 2001. Refer to Note 5 of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 1. for discussion of WP&L's investment in ATC.

Miscellaneous, net income decreased $4.5 million for the first quarter of 2001, compared with the same period in 2000, primarily due to lower income realized from weather hedges.

Income Taxes - The effective income tax rates were 38.4% and
-------------
37.0% in the first quarter of 2001 and 2000, respectively.

                  LIQUIDITY AND CAPITAL RESOURCES

Cash Flows - For the first quarter of 2001 compared with the same
----------
period in 2000, Alliant Energy's cash flows from operating activities decreased $26 million primarily due to changes in working capital. Cash flows from financing activities decreased $271 million primarily due to net changes in the amount of debt outstanding. Cash flows used for investing activities decreased $330 million primarily due to the January 2000 Brazil investment.

For the first quarter of 2001 compared with the same period in 2000, IESU's cash flows from operating activities decreased $21 million primarily due to changes in working capital. Cash flows from financing activities increased $130 million primarily due to $200 million of senior debentures issued in 2001, partially offset by other net changes in debt outstanding. For the first quarter of 2001 compared with the same period in 2000, WP&L's cash flows from operating activities decreased $36 million primarily due to changes in working capital.

Long-Term Debt - Refer to Note 7 of Alliant Energy's "Notes to
---------------
Consolidated Financial Statements" in Item 1. for discussion of long-term debt issued by IESU in March 2001.

Sale of Accounts Receivable - To maintain flexibility in its
---------------------------
capital structure and to take advantage of favorable short-term rates, IESU and WP&L use proceeds from the sale of accounts receivable and unbilled revenues to finance a portion of their long-term cash needs. Alliant Energy and the utility subsidiaries received all necessary approvals in late March 2001 for a combined accounts receivable sale program whereby each utility, including IPC, will sell its respective receivables through wholly-owned special purpose entities to an affiliated financing entity, which in turn will sell the receivables to an outside investor. The new program, expected to be operational in the second quarter of 2001, would replace the existing programs for IESU and WP&L, and would be substantially similar to the prior programs.

Construction and Acquisition Expenditures - To help ensure
-----------------------------------------
electric reliability for its customers, Alliant Energy has announced a program called PowerPledge, which is designed to increase Alliant Energy's power supply, upgrade existing systems and use more renewable energy sources. Through this program, Alliant Energy's utility subsidiaries plan to invest $2 billion over the next five years (beginning in 2001) in utility infrastructure designed to improve reliability.

Alliant Energy's subsidiaries also announced their interest in developing new electric power generation capacity in Iowa and Wisconsin over the next 10 years estimated at $2.5 billion.
In Iowa, IESU announced a willingness to develop up to 1,200 MW of new electric power generation over the next 10 years. In Wisconsin, WP&L filed plans with the PSCW to develop up to 800
MW of new electric power generation over the next 10 years.
The Wisconsin plans include the addition of 500 MW of coal-fired and 100 MW of natural gas-fired generation by 2006 and an additional 200 MW of combined-cycle gas generation by 2011. Both the Iowa and Wisconsin proposals are subject to various conditions, including the receipt of applicable regulatory approval and the receipt of a reasonable return on IESU's and WP&L's investments.

                           OTHER MATTERS

Market Risk Sensitive Instruments and Positions
Alliant Energy's primary market risk exposures are associated with interest rates, commodity prices, equity prices and currency exchange rates. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. Alliant Energy's market risks have not changed materially from the market risks reported in the 2000 Form 10-K, except as noted below.

Equity Price Risk - At March 31, 2001 and December 31, 2000,
------------------
Alliant Energy had an investment in the stock of McLeod, a publicly traded telecommunications company, valued at $486 million and $791 million, respectively. In addition to the equity risk associated with the investment in McLeod, Alliant Energy also has equity risk related to the option liability embedded within Resources' exchangeable senior notes. A 10 percent increase (decrease) in the quoted market price at March 31, 2001 and December 31, 2000 would not have a significant impact on net income as any resulting increase (decrease) in the value of the option would be substantially offset by a corresponding increase (decrease) in the value of the McLeod shares classified as trading (valued at $136 million and $221 million at March 31, 2001 and December 31, 2000, respectively). At March 31, 2001 and December 31, 2000, the McLeod available-for-sale securities were valued at $350 million and $570 million, respectively. A 10 percent increase (decrease) in the quoted market price at March 31, 2001 and December 31, 2000 would have increased (decreased) the value of the investment of the available-for-sale securities by $35 million and $57 million, respectively.

Currency Risk - Alliant Energy has investments in various
-------------
countries where the net investments are not hedged, including Australia, Brazil, China and New Zealand. As a result, these investments are subject to currency exchange risk with fluctuations in currency exchange rates. At March 31, 2001 and December 31, 2000, Alliant Energy had a cumulative foreign currency translation loss of $109.7 million and $60.0 million, respectively, recorded in "Accumulated other comprehensive income" on its Consolidated Balance Sheets that primarily related to decreases in value of the Brazil currency (real), New Zealand dollar and Australian dollar in relation to the U.S. dollar. Based on Alliant Energy's investments at March 31, 2001 and December 31, 2000, a 10 percent sustained increase (decrease) over the next 12 months in the foreign exchange rates of Australia, Brazil, China and New Zealand would increase (decrease) the cumulative foreign currency translation gain/loss by $47.8 million and $46.5 million, respectively.

                              OUTLOOK

Alliant Energy currently estimates that earnings per share from continuing operations for 2001 will be in the $2.40 to $2.60 range. Drivers for Alliant Energy's 2001 earnings estimate include, but are not limited to: normal weather conditions in its utility service territories; continued economic development and sales growth in its utility service territories; ability to recover its purchased power and fuel costs, both domestically and internationally; ability to realize gains on the continued limited sales of its McLeod investment to help offset start-up and growth-related interest expenses in its diversified businesses and to redeploy such proceeds into more strategic earnings-generating investments; improved profitability of its international investments; improved profitability of its non-regulated businesses as a whole, including oil and gas, electricity trading, integrated energy and transportation services; continued strong oil and gas prices; and other stable business conditions.
In addition, the accuracy of the earnings estimate is further subject to future developments relating to Alliant Energy's utility investments in Brazil.

Brazil is continuing to experience drought conditions and the Brazilian government has announced an electricity rationing program effective June 1st in response to the country's power shortage (Brazil relies on hydroelectric plants for the majority of its electricity). The program details are not yet final thus Alliant Energy is currently unable to estimate the impact on its 2001 earnings; however, Alliant Energy expects the impact will be dilutive. Based on the drought and other business conditions in Brazil, Alliant Energy also cannot currently predict what impact its Brazil investments may have on its earnings beyond 2001. Alliant Energy's other non-regulated businesses, especially oil and gas and electricity trading, continue to generate strong earnings which may offset some or all of the impact of the Brazil dilution.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported under Item 2. MD&A "Other Matters - Market Risk
Sensitive Instruments and Positions."

                    PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In an effort to grow and expand as a Wisconsin-based company, Alliant Energy and WP&L filed a federal lawsuit in October 2000, seeking declaratory relief regarding whether certain provisions of WUHCA are unconstitutional as a violation of the interstate commerce and equal protection provisions of the U.S. constitution. Alliant Energy and WP&L are challenging the provisions of WUHCA which restrict ownership in utility holding companies, limit the investments those companies can make and place significant restrictions on companies that invest in Wisconsin utility holding companies. Alliant Energy and WP&L also requested that the court consider the constitutionality of issues related to the asset cap on non-utility investments imposed by WUHCA. Alliant Energy and WP&L were seeking only declaratory relief and not damages in the litigation. In February 2001, the lawsuit was dismissed based on lack of allegations of "injury in fact." Alliant Energy and WP&L filed a motion for reconsideration with the court, which was rejected in April 2001. Alliant Energy has begun preparations to appeal the case, which could come before the Federal Court of Appeals in Chicago.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  The following Exhibits are filed herewith or
     ---------
incorporated by reference.  Documents indicated by an asterisk
(*) are incorporated herein by reference.

   3.1* Bylaws of Alliant Energy, as amended, effective as of January 30, 2001 (incorporated by reference to Exhibit
          3.2 to Alliant Energy's Form 10-K for the year 2000)

   3.2* Bylaws of WP&L, as amended, effective as of January 30, 2001 (incorporated by reference to Exhibit 3.4 to WP&L's Form 10-K for the year 2000)

   3.3* Bylaws of IESU, as amended, effective as of January 30, 2001 (incorporated by reference to Exhibit 3.6 to IESU's Form 10-K for the year 2000)

   4.1* Officers' Certificate, dated as of March 6, 2001, creating IESU's 6-3/4% Series B Senior Debentures due
          2011 (incorporated by reference to Exhibit 4 to IESU's
          Form 8-K, dated March 6, 2001)

   10.1*  Operating Agreement of ATC, dated as of January 1,
          2001 (incorporated by reference to Exhibit 10.16 to Alliant Energy's Form 10-K for the year 2000)

(b) Reports on Form 8-K:
    --------------------

Alliant Energy
Alliant Energy filed a Current Report on Form 8-K, dated February 20, 2001, as amended by Alliant Energy's Current Report on Form 8-K/A dated March 1, 2001, reporting (under Item 5) summary operating statistics and recent developments regarding IESU and IPC.

IESU
IESU filed a Current Report on Form 8-K, dated February 20, 2001, as amended by IESU's Current Report on Form 8-K/A dated March 1,
2001, reporting (under Item 5) summary operating statistics and recent developments regarding IESU and IPC.

IESU filed a Current Report on Form 8-K, dated March 6, 2001, reporting (under Item 5) that on March 6, 2001, IESU agreed to sell $200 million of senior unsecured debentures at a fixed interest rate of 6-3/4%, due 2011.

WP&L - None.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, IES Utilities Inc. and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of May 2001.


ALLIANT ENERGY CORPORATION
--------------------------
Registrant

By: /s/ John E. Kratchmer      Corporate Controller and Chief Accounting Officer
-------------------------
John E. Kratchmer                (Principal Accounting Officer and Authorized
                                        Signatory)


IES UTILITIES INC.
------------------
Registrant

By: /s/ John E. Kratchmer      Corporate Controller and Chief Accounting Officer
-------------------------
John E. Kratchmer                (Principal Accounting Officer and Authorized
                                        Signatory)


WISCONSIN POWER AND LIGHT COMPANY
---------------------------------
Registrant

By: /s/ John E. Kratchmer      Corporate Controller and Chief Accounting Officer
-------------------------
John E. Kratchmer                (Principal Accounting Officer and Authorized
                                        Signatory)