Form 10-Q
period 2001-06-30
IES UTILITIES INC; WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2001-08-10
CIK 52485, 107832, 352541

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2001
                                     -------------

                                or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______ to _______


Commission        Name of Registrant, State of Incorporation,                                               IRS Employer
File Number       Address of Principal Executive Offices and Telephone Number                      Identification Number
-----------       -----------------------------------------------------------                      ---------------------
1-9894            ALLIANT ENERGY CORPORATION                                                                  39-1380265
                  (a Wisconsin corporation)
                  222 West Washington Avenue
                  Madison, Wisconsin  53703
                  Telephone (608)252-3311

0-4117-1          IES UTILITIES INC.                                                                          42-0331370
                  (an Iowa corporation)
                  Alliant Energy Tower
                  Cedar Rapids, Iowa  52401
                  Telephone (319)398-4411

0-337             WISCONSIN POWER AND LIGHT COMPANY                                                           39-0714890
                  (a Wisconsin corporation)
                  222 West Washington Avenue
                  Madison, Wisconsin  53703
                  Telephone (608)252-3311



Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                       -------      -------

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

Number of shares outstanding of each class of common stock as of
July 31, 2001:
Alliant Energy           Common stock, $.01 par value, 79,106,573
Corporation              shares outstanding

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

                             CONTENTS


                                                                                                     Page
                                                                                                     ----
Part I.         Financial Information                                                                  4

     Item 1.    Consolidated Financial Statements                                                      4

                Alliant Energy Corporation:
                ---------------------------
                Consolidated Statements of Income for the Three and Six Months Ended
                     June 30, 2001 and 2000                                                            4
                Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000                  5
                Consolidated Statements of Cash Flows for the Six Months Ended
                     June 30, 2001 and 2000                                                            7
                Notes to Consolidated Financial Statements                                             8

                IES Utilities Inc.:
                -------------------
                Consolidated Statements of Income for the Three and Six Months Ended
                     June 30, 2001 and 2000                                                           16
                Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000                 17
                Consolidated Statements of Cash Flows for the Six Months Ended
                     June 30, 2001 and 2000                                                           19
                Notes to Consolidated Financial Statements                                            20

                Wisconsin Power and Light Company:
                ----------------------------------
                Consolidated Statements of Income for the Three and Six Months Ended
                     June 30, 2001 and 2000                                                           22
                Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000                 23
                Consolidated Statements of Cash Flows for the Six Months Ended
                     June 30, 2001 and 2000                                                           25
                Notes to Consolidated Financial Statements                                            26

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                            28

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk                            40

Part II.        Other Information                                                                     41

     Item 1.    Legal Proceedings                                                                     41

     Item 4.    Submission of Matters to a Vote of Security Holders                                   41

     Item 6.    Exhibits and Reports on Form 8-K                                                      43

                Signatures                                                                            44


                            DEFINITIONS

Certain abbreviations or acronyms used in the text and notes of this combined Form 10-Q are defined below:

Abbreviation or Acronym                                  Definition
-----------------------                                  ----------
Alliant Energy......................................     Alliant Energy Corporation
ATC.................................................     American Transmission Company, LLC
Capstone............................................     Capstone Turbine Corporation
Cargill-Alliant.....................................     Cargill-Alliant, L.L.C.
Corporate Services..................................     Alliant Energy Corporate Services, Inc.
Dth.................................................     Dekatherm
EAC.................................................     Energy Adjustment Clause
FAC.................................................     Fuel Adjustment Clause
FASB................................................     Financial Accounting Standards Board
IESU................................................     IES Utilities Inc.
IPC.................................................     Interstate Power Company
IRS.................................................     Internal Revenue Service
IUB.................................................     Iowa Utilities Board
Kewaunee............................................     Kewaunee Nuclear Power Plant
MAIN................................................     Mid-America Interconnected Network, Inc.
MAPP................................................     Mid-Continent Area Power Pool
McLeod..............................................     McLeodUSA Incorporated
MD&A................................................     Management's Discussion and Analysis of Financial
                                                         Condition and Results of Operations
MW..................................................     Megawatt
MWh.................................................     Megawatt-Hour
NRC.................................................     Nuclear Regulatory Commission
OCA.................................................     Office of Consumer Advocate
PGA.................................................     Purchased Gas Adjustment
PSCW................................................     Public Service Commission of Wisconsin
PUHCA...............................................     Public Utility Holding Company Act of 1935
Resources...........................................     Alliant Energy Resources, Inc.
SEC.................................................     Securities and Exchange Commission
SFAS................................................     Statement of Financial Accounting Standards
South Beloit........................................     South Beloit Water, Gas & Electric Company
U.S. ...............................................     United States
Whiting.............................................     Whiting Petroleum Corporation
WP&L................................................     Wisconsin Power and Light Company
WUHCA...............................................     Wisconsin Utility Holding Company Act


                                           PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                             ALLIANT ENERGY CORPORATION
                                     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            For the Three Months                For the Six Months
                                                               Ended June 30,                     Ended June 30,
                                                            2001             2000              2001             2000
-------------------------------------------------------------------------------------------------------------------------
                                                                  (in thousands, except per share amounts)
Operating revenues:
  Electric utility                                          $435,487         $393,843          $847,430         $767,465
  Gas utility                                                 63,432           54,653           353,250          184,787
  Non-regulated and other                                    112,922           75,389           263,874          145,695
                                                        -------------    -------------     -------------    -------------
                                                             611,841          523,885         1,464,554        1,097,947
                                                        -------------    -------------     -------------    -------------

-------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric and steam production fuels                         77,962           64,113           153,146          133,385
  Purchased power                                            111,114           74,792           209,847          137,137
  Cost of utility gas sold                                    42,066           31,869           280,324          113,982
  Other operation and maintenance                            196,986          188,362           435,182          358,040
  Depreciation and amortization                               86,154           77,970           170,776          153,881
  Taxes other than income taxes                               29,541           26,612            57,985           52,965
                                                        -------------    -------------     -------------    -------------
                                                             543,823          463,718         1,307,260          949,390
                                                        -------------    -------------     -------------    -------------

-------------------------------------------------------------------------------------------------------------------------

Operating income                                              68,018           60,167           157,294          148,557
                                                        -------------    -------------     -------------    -------------

-------------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                            47,587           41,794            97,331           82,412
  Contingent interest on indexed senior notes                      -          (39,493)                -                -
  Equity income from unconsolidated investments               (8,739)          (1,565)          (19,078)          (2,708)
  Allowance for funds used during construction                (3,170)          (2,885)           (5,472)          (4,639)
  Preferred dividend requirements of subsidiaries              1,680            1,678             3,360            3,356
  Gain on sale of McLeodUSA Inc. stock                             -                -                 -          (10,206)
  Miscellaneous, net                                          (3,956)          (7,678)           (5,106)         (19,732)
                                                        -------------    -------------     -------------    -------------
                                                              33,402           (8,149)           71,035           48,483
                                                        -------------    -------------     -------------    -------------

-------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                    34,616           68,316            86,259          100,074
                                                        -------------    -------------     -------------    -------------

-------------------------------------------------------------------------------------------------------------------------

Income taxes                                                  11,316           26,038            29,574           38,476
                                                        -------------    -------------     -------------    -------------

-------------------------------------------------------------------------------------------------------------------------

Net income                                                   $23,300          $42,278           $56,685          $61,598
                                                        =============    =============     =============    =============

-------------------------------------------------------------------------------------------------------------------------

Average number of common shares outstanding (diluted)         79,175           79,012            79,187           79,223
                                                        =============    =============     =============    =============

-------------------------------------------------------------------------------------------------------------------------

Earnings per average common share (basic and diluted)          $0.29            $0.54             $0.72            $0.78
                                                        =============    =============     =============    =============

-------------------------------------------------------------------------------------------------------------------------

Dividends declared per common share                            $0.50            $0.50             $1.00            $1.00
                                                        =============    =============     =============    =============

-------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                       ALLIANT ENERGY CORPORATION
                                       CONSOLIDATED BALANCE SHEETS

                                                                          June 30,
                                                                            2001           December 31,
ASSETS                                                                   (Unaudited)           2000
----------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                              $4,953,101         $5,203,069
      Gas                                                                      582,459            574,390
      Other                                                                    501,949            474,116
                                                                       ----------------   ----------------
                                                                             6,037,509          6,251,575
    Less - Accumulated depreciation                                          3,283,129          3,296,546
                                                                       ----------------   ----------------
                                                                             2,754,380          2,955,029
    Construction work in progress                                              168,289            130,856
    Nuclear fuel, net of amortization                                           58,158             61,935
                                                                       ----------------   ----------------
                                                                             2,980,827          3,147,820
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $222,375 and $209,072, respectively       650,241            571,487
                                                                       ----------------   ----------------
                                                                             3,631,068          3,719,307
                                                                       ----------------   ----------------

----------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                           88,836            148,415
  Restricted cash                                                               44,179              3,512
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $4,478 and $3,762, respectively                                        93,738            122,895
    Unbilled utility revenues                                                   60,932            124,515
    Other, less allowance for doubtful accounts
      of $639 and $484, respectively                                            34,775             45,829
  Production fuel, at average cost                                              40,840             46,627
  Materials and supplies, at average cost                                       56,485             55,930
  Gas stored underground, at average cost                                       27,696             41,359
  Regulatory assets                                                             18,235             29,348
  Prepaid gross receipts tax                                                    24,381             23,088
  Other                                                                         62,796             69,463
                                                                       ----------------   ----------------
                                                                               552,893            710,981
                                                                       ----------------   ----------------

----------------------------------------------------------------------------------------------------------

Investments:
  Investment in available-for-sale securities of McLeodUSA Inc.                185,516            569,951
  Investment in trading securities of McLeodUSA Inc.                            71,761            220,912
  Investments in unconsolidated foreign entities                               540,393            507,655
  Nuclear decommissioning trust funds                                          315,303            307,940
  Other                                                                        252,583            132,203
                                                                       ----------------   ----------------
                                                                             1,365,556          1,738,661
                                                                       ----------------   ----------------

----------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                            268,020            270,779
  Deferred charges and other                                                   288,871            294,038
                                                                       ----------------   ----------------
                                                                               556,891            564,817
                                                                       ----------------   ----------------

----------------------------------------------------------------------------------------------------------

Total assets                                                                $6,106,408         $6,733,766
                                                                       ================   ================

----------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                           ALLIANT ENERGY CORPORATION
                                     CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                June 30,
                                                                                  2001              December 31,
CAPITALIZATION AND LIABILITIES                                                 (Unaudited)              2000
------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands, except share amounts)
Capitalization:
  Common stock - $0.01 par value - authorized 200,000,000 shares;
    outstanding 79,049,994 and 79,010,114 shares, respectively                         $790                  $790
  Additional paid-in capital                                                        949,609               947,504
  Retained earnings                                                                 795,863               818,162
  Accumulated other comprehensive income (loss)                                     (36,395)              271,867
  Shares in deferred compensation trust - 67,018 and 28,825 shares
    at an average cost of $30.79 and $29.52 per share, respectively                  (2,063)                 (851)
                                                                          ------------------    ------------------
       Total common equity                                                        1,707,804             2,037,472
                                                                          ------------------    ------------------

  Cumulative preferred stock of subsidiaries, net                                   113,871               113,790
  Long-term debt (excluding current portion)                                      2,262,147             1,910,116
                                                                          ------------------    ------------------
                                                                                  4,083,822             4,061,378
                                                                          ------------------    ------------------

------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                               31,045                92,477
  Variable rate demand bonds                                                         55,100                55,100
  Commercial paper                                                                  243,611               283,885
  Notes payable                                                                          56                50,067
  Other short-term borrowings                                                        85,882               110,783
  Accounts payable                                                                  203,895               296,959
  Accrued taxes                                                                      71,090                87,484
  Other                                                                             162,356               177,580
                                                                          ------------------    ------------------
                                                                                    853,035             1,154,335
                                                                          ------------------    ------------------

------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                 751,533               931,675
  Accumulated deferred investment tax credits                                        61,672                67,364
  Pension and other benefit obligations                                              68,244                65,399
  Environmental liabilities                                                          62,359                64,532
  Derivative liability                                                               43,863               181,925
  Other                                                                             181,880               207,158
                                                                          ------------------    ------------------
                                                                                  1,169,551             1,518,053
                                                                          ------------------    ------------------

------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                             $6,106,408            $6,733,766
                                                                          ==================    ==================

------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                       ALLIANT ENERGY CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         For the Six Months Ended June 30,
                                                                             2001                 2000
----------------------------------------------------------------------------------------------------------
                                                                               (in thousands)
Cash flows from operating activities:
  Net income                                                                 $56,685              $61,598
  Adjustments to reconcile net income to net cash flows
    from operating activities:
    Depreciation and amortization                                            170,776              153,881
    Amortization of nuclear fuel                                               8,514                8,903
    Amortization of deferred energy efficiency expenditures                   13,370               12,908
    Deferred tax benefits and investment tax credits                         (13,882)              (4,818)
    Gains on dispositions of assets, net                                      (6,584)             (11,950)
    Equity income from unconsolidated investments, net                       (19,078)              (2,708)
    Other                                                                        503               (6,137)
  Other changes in assets and liabilities:
    Accounts receivable                                                      103,794               12,867
    Accounts payable                                                         (86,559)              (8,578)
    Benefit obligations and other                                             (6,701)             (17,211)
                                                                   ------------------   ------------------
       Net cash flows from operating activities                              220,838              198,755
                                                                   ------------------   ------------------

----------------------------------------------------------------------------------------------------------

Cash flows from (used for) financing activities:
    Common stock dividends declared                                          (78,984)             (78,987)
    Net change in Resources' credit facility                                 142,500               49,152
    Proceeds from issuance of exchangeable senior notes                            -              402,500
    Proceeds from issuance of other long-term debt                           202,459              117,866
    Reductions in other long-term debt                                       (70,154)             (61,793)
    Net change in other short-term borrowings                               (168,657)             (24,332)
    Other                                                                    (36,142)             (20,016)
                                                                   ------------------   ------------------
       Net cash flows from (used for) financing activities                    (8,978)             384,390
                                                                   ------------------   ------------------

----------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Construction and acquisition expenditures:
       Utility operations                                                   (163,799)            (136,347)
       Non-regulated businesses and other                                   (197,181)            (517,991)
    Nuclear decommissioning trust funds                                      (17,658)             (17,658)
    Proceeds from formation of ATC and other asset dispositions              106,538               14,994
    Other                                                                        661               (7,943)
                                                                   ------------------   ------------------
       Net cash flows used for investing activities                         (271,439)            (664,945)
                                                                   ------------------   ------------------

----------------------------------------------------------------------------------------------------------

Net decrease in cash and temporary cash investments                          (59,579)             (81,800)
                                                                   ------------------   ------------------

----------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                   148,415              113,669
                                                                   ------------------   ------------------

----------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                         $88,836              $31,869
                                                                   ==================   ==================

----------------------------------------------------------------------------------------------------------

Supplemental cash flows information:
    Cash paid during the period for:
       Interest                                                              $95,352              $76,759
                                                                   ==================   ==================
       Income taxes                                                          $53,270              $60,073
                                                                   ==================   ==================
    Noncash investing and financing activities:
       Capital lease obligations incurred and other                          $19,664                 $277
                                                                   ==================   ==================

----------------------------------------------------------------------------------------------------------

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

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and six months ended June 30, 2001 and 2000, (b) the consolidated financial position at June 30, 2001 and December 31, 2000, and (c) the consolidated statement of cash flows for the six months ended June 30, 2001 and 2000, have been made. Because of the seasonal nature of Alliant Energy's utility operations, results for the three and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. Certain prior period amounts have been reclassified on a basis consistent with the 2001 presentation.

2. Alliant Energy's comprehensive income (loss), and the components of other comprehensive income (loss), net of taxes, were as follows (in thousands):

                                                                      For the Three Months                  For the Six Months
                                                                          Ended June 30,                       Ended June 30,
                                                                     2001               2000              2001              2000
                                                                --------------    --------------   ---------------    -------------
Net income                                                          $23,300            $42,278           $56,685           $61,598
  Other comprehensive income (loss):
     Unrealized gains (losses) on securities:
       Unrealized holding gains (losses) arising during
         period, net of tax (1)                                    (102,465)          (215,621)         (230,085)           68,837
       Less:  reclassification adjustment for gains
         included in net income, net of tax (2)                          --                 --                --             6,328
                                                                --------------    --------------   ---------------    -------------
     Net unrealized gains (losses) on securities                   (102,465)          (215,621)         (230,085)           62,509
                                                                --------------    --------------   ---------------    -------------
     Foreign currency translation adjustments                       (20,052)           (19,135)          (69,795)          (18,218)
                                                                --------------    --------------   ---------------    -------------
     Unrealized losses on derivatives qualified as hedges:
       Unrealized holding losses arising during period,
         net of tax                                                 (12,434)                --           (12,164)               --
       Less:  reclassification adjustment for gains (losses)
         included in net income, net of tax                              15                 --            (3,782)               --
                                                                --------------    --------------   ---------------    -------------
     Net unrealized losses on qualifying derivatives                (12,449)                --            (8,382)               --
                                                                --------------    --------------   ---------------    -------------
  Other comprehensive income (loss)                                (134,966)          (234,756)         (308,262)           44,291
                                                                --------------    --------------   ---------------    -------------
Comprehensive income (loss)                                       ($111,666)         ($192,478)        ($251,577)         $105,889
                                                                ==============    ==============   ===============    =============

(1) Primarily due to quarterly adjustments to the estimated fair value of Alliant Energy's investments in available-for-sale securities of McLeod and Capstone.

(2) The first quarter 2000 earnings included a pre-tax gain of $10.2 million ($0.08 per basic and diluted share) from the sale of 450,000 shares of McLeod stock held by Alliant Energy. Alliant Energy still owned approximately 56 million shares of McLeod stock as of June 30, 2001.

3. Various differences exist between segment reporting information for the non-regulated businesses and Resources' information in Alliant Energy's condensed consolidating financial statements in Note 8 due to Alliant Energy's investment in Cargill-Alliant being recorded on Alliant
    Energy's parent-only books for legal reporting, but included with the non-regulated businesses information for segment reporting (Alliant Energy considers this business as part of its non-regulated business for management reporting). The "Net income (loss)" line item was impacted. The "Net income (loss)" line item is not allocated to the electric and gas segments for management reporting purposes and therefore is included in "Other." Intersegment revenues were not material to Alliant Energy's operations. Certain financial information relating to Alliant Energy's significant business segments is presented below:

                                               Regulated Domestic Utilities                    Non-                       Alliant
                                   ---------------------------------------------------       regulated                    Energy
                                     Electric        Gas        Other         Total          Businesses      Other     Consolidated
                                   ------------------------------------------------------------------------------------------------
                                                                           (in thousands)
Three Months Ended June 30, 2001
--------------------------------
Operating revenues                   $435,487     $63,432       $8,618        $507,537         $105,888     ($1,584)       $611,841
Operating income (loss)                59,709      (5,097)       1,589          56,201           11,579         238          68,018
Net income (loss)                                               22,065          22,065            3,577      (2,342)         23,300

Three Months Ended June 30, 2000
--------------------------------
Operating revenues                   $393,843     $54,653       $7,422        $455,918          $68,629       ($662)       $523,885
Operating income (loss)                61,034      (4,746)         740          57,028            3,251        (112)         60,167
Net income                                                      20,042          20,042           21,972         264          42,278

Six Months Ended June 30, 2001
------------------------------
Operating revenues                   $847,430    $353,250      $19,414      $1,220,094         $246,800     ($2,340)     $1,464,554
Operating income                      116,283      14,384        2,481         133,148           23,460         686         157,294
Net income (loss)                                               55,393          55,393            4,758      (3,466)         56,685

Six Months Ended June 30, 2000
------------------------------
Operating revenues                   $767,465    $184,787      $15,578        $967,830         $131,304     ($1,187)     $1,097,947
Operating income (loss)               124,872      14,105        2,520         141,497            7,194        (134)        148,557
Net income (loss)                                               59,109          59,109            5,860      (3,371)         61,598


    Resources' (i.e., the non-regulated businesses) assets decreased $506 million during the first six months of 2001, primarily due to the decrease in market value of its investment in McLeod. Non-regulated income for the three and six months ended June 30, 2001 included after-tax charges to net income of $4.6 million and $7.4 million, respectively, for non-cash valuation adjustments related to Alliant Energy's obligation under certain 30-year exchangeable senior notes. Non-regulated income for the three months ended June 30, 2000 included a reversal of the $24.8 million after-tax non-cash charge to net income recorded in the first quarter of 2000 relating to the valuation of the 30-year exchangeable senior notes.

4. The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35 percent principally due to state income taxes, tax credits, effects of utility rate making and certain non-deductible expenses.

5. In January 2001, Resources acquired a stake in another Brazilian electric utility. As of June 30, 2001, the total investment in this Brazilian electric utility was approximately $98 million, of which approximately $60 million was paid in January 2001 and the remainder is expected to be paid by the end of the first quarter of 2002. This investment is accounted for under the equity method of accounting.

    WP&L, including South Beloit, transferred its transmission assets with no gain or loss (approximate net book value of $177 million) to ATC on January 1, 2001. In the second quarter of 2001, WP&L received cash of $75 million and at June 30, 2001, had a $109 million equity investment in ATC, with an ownership percentage of approximately 26 percent. WP&L accounts for its investment in ATC under the equity method.

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

    For the six months ended June 30, 2001, income of $4.1 million was recognized relating to the amount of hedge ineffectiveness in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." As of June 30, 2001, the maximum length of time over which Alliant Energy is hedging its exposure to the variability in future cash flows for forecasted transactions is 9 months and Alliant Energy estimates that gains of $0.9 million will be reclassified from accumulated other comprehensive income into earnings within the twelve months between July 1, 2001 and June 30, 2002 as the hedged transactions affect earnings.

    Included in "Miscellaneous, net" in Alliant Energy's Consolidated Statements of Income for the six months ended June 30, 2001 was expense of $149.2 million related to the change in value of the McLeod trading securities, partially offset by income of $138.1 million related to the change in value of the derivative component of the exchangeable senior notes.

7. In March 2001, IESU issued $200 million of senior unsecured debentures at a fixed interest rate of 6-3/4%, due 2011. IESU used a portion of the net proceeds to repay short-term debt and long-term debt, and a portion will be used to retire $21 million of long-term debt maturing in the third quarter of 2001.

8. Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on various debt issued by Resources and, as a result, is required to present condensed consolidating financial statements. No other Alliant Energy subsidiaries are guarantors of Resources' debt issuances. Alliant Energy's condensed consolidating financial statements are as follows:

                                                    Alliant Energy Corporation
                                           Condensed Consolidating Statements of Income
                                             Three Months Ended June 30, 2001 and 2000
                                                          (in thousands)

                                                               Alliant                      Other
                                                               Energy                       Alliant                    Consolidated
                                                               Parent                       Energy      Consolidating     Alliant
                                                               Company      Resources    Subsidiaries    Adjustments      Energy
                                                          ------------------------------------------------------------------------
Three Months Ended June 30, 2001
--------------------------------
Operating revenues:
  Electric utility                                                  $-            $-       $435,487              $-      $435,487
  Gas utility                                                        -             -         63,432               -        63,432
  Non-regulated and other                                            -       105,887         72,624         (65,589)      112,922
                                                          ------------------------------------------------------------------------
                                                                     -       105,887        571,543         (65,589)      611,841
                                                          ------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                -             -         77,962               -        77,962
  Purchased power                                                    -             -        111,114               -       111,114
  Cost of utility gas sold                                           -             -         42,066               -        42,066
  Other operation and maintenance                                  304        73,270        186,306         (62,894)      196,986
  Depreciation and amortization                                      -        16,950         69,204               -        86,154
  Taxes other than income taxes                                      -         4,088         28,049          (2,596)       29,541
                                                          ------------------------------------------------------------------------
                                                                   304        94,308        514,701         (65,490)      543,823
                                                          ------------------------------------------------------------------------
Operating income (loss)                                           (304)       11,579         56,842             (99)       68,018
                                                          ------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                               2,837        17,136         29,895          (2,281)       47,587
  Equity income from unconsolidated investments                 (2,091)       (3,095)        (3,553)              -        (8,739)
  Allowance for funds used during construction                       -             -         (3,170)              -        (3,170)
  Preferred dividend requirements of subsidiaries                    -             -          1,680               -         1,680
  Miscellaneous, net                                           (24,851)         (443)        (5,247)         26,585        (3,956)
                                                          ------------------------------------------------------------------------
                                                               (24,105)       13,598         19,605          24,304        33,402
                                                          ------------------------------------------------------------------------
Income (loss) before income taxes                               23,801        (2,019)        37,237         (24,403)       34,616
                                                          ------------------------------------------------------------------------
Income tax expense (benefit)                                       501        (4,237)        15,152            (100)       11,316
                                                          ------------------------------------------------------------------------
Net income (loss)                                              $23,300        $2,218        $22,085        ($24,303)      $23,300
                                                          ========================================================================

Three Months Ended June 30, 2000
--------------------------------
Operating revenues:
  Electric utility                                                  $-            $-       $393,843              $-      $393,843
  Gas utility                                                        -             -         54,653               -        54,653
  Non-regulated and other                                            -        68,629         76,670         (69,910)       75,389
                                                          ------------------------------------------------------------------------
                                                                     -        68,629        525,166         (69,910)      523,885
                                                          ------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                -             -         64,113               -        64,113
  Purchased power                                                    -             -         74,792               -        74,792
  Cost of utility gas sold                                           -             -         31,869               -        31,869
  Other operation and maintenance                                  352        52,466        202,881         (67,337)      188,362
  Depreciation and amortization                                      -         9,836         68,134               -        77,970
  Taxes other than income taxes                                      -         3,076         25,566          (2,030)       26,612
                                                          ------------------------------------------------------------------------
                                                                   352        65,378        467,355         (69,367)      463,718
                                                          ------------------------------------------------------------------------
Operating income (loss)                                           (352)        3,251         57,811            (543)       60,167
                                                          ------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                               3,865        12,103         29,810          (3,984)       41,794
  Contingent interest on indexed senior notes                        -       (39,493)             -               -       (39,493)
  Equity (income) loss from unconsolidated investments          (2,453)        1,083           (195)              -        (1,565)
  Allowance for funds used during construction                       -             -         (2,885)              -        (2,885)
  Preferred dividend requirements of subsidiaries                    -             -          1,678               -         1,678
  Miscellaneous, net                                           (44,250)       (1,845)        (5,985)         44,402        (7,678)
                                                          ------------------------------------------------------------------------
                                                               (42,838)      (28,152)        22,423          40,418        (8,149)
                                                          ------------------------------------------------------------------------
Income (loss) before income taxes                               42,486        31,403         35,388         (40,961)       68,316
                                                          ------------------------------------------------------------------------
Income tax expense (benefit)                                       208        11,025         15,348            (543)       26,038
                                                          ------------------------------------------------------------------------
Net income (loss)                                              $42,278       $20,378        $20,040        ($40,418)      $42,278
                                                          ========================================================================

                                                Alliant Energy Corporation
                                        Condensed Consolidating Statements of Income
                                          Six Months Ended June 30, 2001 and 2000
                                                     (in thousands)

                                                           Alliant                       Other
                                                           Energy                        Alliant                    Consolidated
                                                           Parent                        Energy      Consolidating    Alliant
                                                           Company       Resources    Subsidiaries    Adjustments     Energy
                                                   ----------------------------------------------------------------------------
Six Months Ended June 30, 2001
------------------------------
Operating revenues:
  Electric utility                                             $-             $-       $847,430              $-       $847,430
  Gas utility                                                   -              -        353,250               -        353,250
  Non-regulated and other                                       -        246,800        138,528        (121,454)       263,874
                                                      -------------------------------------------------------------------------
                                                                -        246,800      1,339,208        (121,454)     1,464,554
                                                      -------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                           -              -        153,146               -        153,146
  Purchased power                                               -              -        209,847               -        209,847
  Cost of utility gas sold                                      -              -        280,324               -        280,324
  Other operation and maintenance                             304        182,582        369,173        (116,877)       435,182
  Depreciation and amortization                                 -         32,118        138,658               -        170,776
  Taxes other than income taxes                                 -          8,640         53,882          (4,537)        57,985
                                                      -------------------------------------------------------------------------
                                                              304        223,340      1,205,030        (121,414)     1,307,260
                                                      -------------------------------------------------------------------------
Operating income (loss)                                      (304)        23,460        134,178             (40)       157,294
                                                      -------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                          7,855         35,313         61,296          (7,133)        97,331
  Equity income from unconsolidated investments            (5,094)        (5,492)        (8,492)              -        (19,078)
  Allowance for funds used during construction                  -              -         (5,472)              -         (5,472)
  Preferred dividend requirements of subsidiaries               -              -          3,360               -          3,360
  Miscellaneous, net                                      (60,163)           290         (9,256)         64,023         (5,106)
                                                      -------------------------------------------------------------------------
                                                          (57,402)        30,111         41,436          56,890         71,035
                                                      -------------------------------------------------------------------------
Income (loss) before income taxes                          57,098         (6,651)        92,742         (56,930)        86,259
                                                      -------------------------------------------------------------------------
Income tax expense (benefit)                                  413         (8,098)        37,299             (40)        29,574
                                                      -------------------------------------------------------------------------
Net income (loss)                                         $56,685         $1,447        $55,443        ($56,890)       $56,685
                                                      =========================================================================

Six Months Ended June 30, 2000
------------------------------
Operating revenues:
  Electric utility                                             $-             $-       $767,465              $-       $767,465
  Gas utility                                                   -              -        184,787               -        184,787
  Non-regulated and other                                       -        131,304        131,167        (116,776)       145,695
                                                      -------------------------------------------------------------------------
                                                                -        131,304      1,083,419        (116,776)     1,097,947
                                                      -------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                           -              -        133,385               -        133,385
  Purchased power                                               -              -        137,137               -        137,137
  Cost of utility gas sold                                      -              -        113,982               -        113,982
  Other operation and maintenance                             414         99,886        369,923        (112,183)       358,040
  Depreciation and amortization                                 -         17,834        136,047               -        153,881
  Taxes other than income taxes                                 -          6,390         50,551          (3,976)        52,965
                                                      -------------------------------------------------------------------------
                                                              414        124,110        941,025        (116,159)       949,390
                                                      -------------------------------------------------------------------------
Operating income (loss)                                      (414)         7,194        142,394            (617)       148,557
                                                      -------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                          7,492         23,467         59,986          (8,533)        82,412
  Equity (income) loss from unconsolidated investments     (2,601)           180           (287)              -         (2,708)
  Allowance for funds used during construction                  -              -         (4,639)              -         (4,639)
  Preferred dividend requirements of subsidiaries               -              -          3,356               -          3,356
  Gain on sale of McLeodUSA Inc. stock                          -        (10,206)             -               -        (10,206)
  Miscellaneous, net                                      (69,496)        (5,294)       (16,752)         71,810        (19,732)
                                                      -------------------------------------------------------------------------
                                                          (64,605)         8,147         41,664          63,277         48,483
                                                      -------------------------------------------------------------------------
Income (loss) before income taxes                          64,191           (953)       100,730         (63,894)       100,074
                                                      -------------------------------------------------------------------------
Income tax expense (benefit)                                2,593         (5,123)        41,623            (617)        38,476
                                                      -------------------------------------------------------------------------
Net income (loss)                                         $61,598         $4,170        $59,107        ($63,277)       $61,598
                                                      =========================================================================


                                                      Alliant Energy Corporation
                                                Condensed Consolidating Balance Sheet
                                                        As of June 30, 2001
                                                          (in thousands)

                                                                   Alliant                   Other
                                                                   Energy                   Alliant                    Consolidated
                                                                   Parent                   Energy      Consolidating     Alliant
                                                                   Company    Resources   Subsidiaries   Adjustments       Energy
                                                                -------------------------------------------------------------------
ASSETS
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                          $-          $-    $4,953,101            $-      $4,953,101
      Other                                                              -           -     1,084,408             -       1,084,408
                                                                -------------------------------------------------------------------
                                                                         -           -     6,037,509             -       6,037,509
    Less - Accumulated depreciation                                      -           -     3,283,129             -       3,283,129
    Construction work in progress                                        -           -       168,289             -         168,289
    Nuclear fuel, net of amortization                                    -           -        58,158             -          58,158
  Other property, plant and equipment, net                               -     617,523        32,829          (111)        650,241
                                                                -------------------------------------------------------------------
                                                                         -     617,523     3,013,656          (111)      3,631,068
                                                                -------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                               12,783      46,059        29,994             -          88,836
  Restricted cash                                                        -      43,084         1,095             -          44,179
  Accounts receivable, net                                           2,330      86,127       185,463       (84,475)        189,445
  Production fuel, at average cost                                       -         879        39,961             -          40,840
  Materials and supplies, at average cost                                -       4,132        52,353             -          56,485
  Gas stored underground, at average cost                                -       2,781        24,915             -          27,696
  Regulatory assets                                                      -           -        18,235             -          18,235
  Other                                                             79,998      35,089        89,411      (117,321)         87,177
                                                                -------------------------------------------------------------------
                                                                    95,111     218,151       441,427      (201,796)        552,893
                                                                -------------------------------------------------------------------
Investments:
  Consolidated subsidiaries                                      1,834,660           -             -    (1,834,660)              -
  Investment in available-for-sale securities of McLeodUSA Inc.          -     185,516             -             -         185,516
  Investment in trading securities of McLeodUSA Inc.                     -      71,761             -             -          71,761
  Other                                                             35,912     618,594       453,788           (15)      1,108,279
                                                                -------------------------------------------------------------------
                                                                 1,870,572     875,871       453,788    (1,834,675)      1,365,556
                                                                -------------------------------------------------------------------
                                                                -------------------------------------------------------------------
Deferred charges and other                                               -      95,252       461,639             -         556,891
                                                                -------------------------------------------------------------------
Total assets                                                    $1,965,683  $1,806,797    $4,370,510   ($2,036,582)     $6,106,408
                                                                ===================================================================

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock and additional paid-in capital                     $950,399    $232,743      $753,457     ($986,200)       $950,399
  Retained earnings                                                795,967     175,459       709,411      (884,974)        795,863
  Accumulated other comprehensive income (loss)                    (36,395)    (37,254)          859        36,395         (36,395)
  Shares in deferred compensation trust                             (2,063)          -             -             -          (2,063)
                                                                -------------------------------------------------------------------
       Total common equity                                       1,707,908     370,948     1,463,727    (1,834,779)      1,707,804
                                                                -------------------------------------------------------------------
  Cumulative preferred stock of subsidiaries, net                        -           -       113,871             -         113,871
  Long-term debt (excluding current portion)                        24,000     856,544     1,381,603             -       2,262,147
                                                                -------------------------------------------------------------------
                                                                 1,731,908   1,227,492     2,959,201    (1,834,779)      4,083,822
                                                                -------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                                   -       9,485        21,560             -          31,045
  Notes payable                                                          -          56             -             -              56
  Other short-term borrowings                                            -      85,882             -             -          85,882
  Accounts payable                                                     474      44,669       243,226       (84,474)        203,895
  Accrued taxes                                                          -      11,556        59,534             -          71,090
  Other                                                            231,601      64,359       282,430      (117,323)        461,067
                                                                -------------------------------------------------------------------
                                                                   232,075     216,007       606,750      (201,797)        853,035
                                                                -------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                 (6,373)    247,941       509,965             -         751,533
  Derivative liability                                                   -      43,863             -             -          43,863
  Other                                                              8,073      71,494       294,594            (6)        374,155
                                                                -------------------------------------------------------------------
                                                                     1,700     363,298       804,559            (6)      1,169,551
                                                                -------------------------------------------------------------------
Total capitalization and liabilities                            $1,965,683  $1,806,797    $4,370,510   ($2,036,582)     $6,106,408
                                                                ===================================================================

                                                         Alliant Energy Corporation
                                                    Condensed Consolidating Balance Sheet
                                                         As of December 31, 2000
                                                               (in thousands)

                                                                    Alliant                   Other
                                                                    Energy                   Alliant                   Consolidated
                                                                    Parent                   Energy     Consolidating     Alliant
                                                                    Company    Resources   Subsidiaries   Adjustments     Energy
                                                                 -------------------------------------------------------------------
ASSETS
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                           $-          $-    $5,203,069             $-     $5,203,069
      Other                                                               -           -     1,048,506              -      1,048,506
                                                                 -------------------------------------------------------------------
                                                                          -           -     6,251,575              -      6,251,575
    Less - Accumulated depreciation                                       -           -     3,296,546              -      3,296,546
    Construction work in progress                                         -           -       130,856              -        130,856
    Nuclear fuel, net of amortization                                     -           -        61,935              -         61,935
  Other property, plant and equipment, net                                -     553,911        17,687           (111)       571,487
                                                                 -------------------------------------------------------------------
                                                                          -     553,911     3,165,507           (111)     3,719,307
                                                                 -------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                                   574     133,957        13,884              -        148,415
  Restricted cash                                                         -       2,866           646              -          3,512
  Accounts receivable, net                                            2,955     113,261       274,103        (97,080)       293,239
  Production fuel, at average cost                                        -       1,379        45,248              -         46,627
  Materials and supplies, at average cost                                 -       2,086        53,844              -         55,930
  Gas stored underground, at average cost                                 -       2,983        38,376              -         41,359
  Regulatory assets                                                       -           -        29,348              -         29,348
  Other                                                             220,628      27,309        60,179       (215,565)        92,551
                                                                 -------------------------------------------------------------------
                                                                    224,157     283,841       515,628       (312,645)       710,981
                                                                 -------------------------------------------------------------------
Investments:
  Consolidated subsidiaries                                       1,884,976           -             -     (1,884,976)             -
  Investment in available-for-sale securities of McLeodUSA Inc.           -     569,951             -              -        569,951
  Investment in trading securities of McLeodUSA Inc.                      -     220,912             -              -        220,912
  Other                                                              30,511     579,803       337,484              -        947,798
                                                                 -------------------------------------------------------------------
                                                                  1,915,487   1,370,666       337,484     (1,884,976)     1,738,661
                                                                 -------------------------------------------------------------------
                                                                 -------------------------------------------------------------------
Deferred charges and other                                                -     104,339       460,478              -        564,817
                                                                 -------------------------------------------------------------------
Total assets                                                     $2,139,644  $2,312,757    $4,479,097    ($2,197,732)    $6,733,766
                                                                 ===================================================================

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock and additional paid-in capital                      $948,294    $232,684      $753,392      ($986,076)      $948,294
  Retained earnings                                                 818,266     174,012       724,889       (899,005)       818,162
  Accumulated other comprehensive income (loss)                           -     276,591        (4,724)             -        271,867
  Shares in deferred compensation trust                                (851)          -             -              -           (851)
                                                                 -------------------------------------------------------------------
       Total common equity                                        1,765,709     683,287     1,473,557     (1,885,081)     2,037,472
                                                                 -------------------------------------------------------------------
  Cumulative preferred stock of subsidiaries, net                         -           -       113,790              -        113,790
  Long-term debt (excluding current portion)                         24,000     731,736     1,154,380              -      1,910,116
                                                                 -------------------------------------------------------------------
                                                                  1,789,709   1,415,023     2,741,727     (1,885,081)     4,061,378
                                                                 -------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                                    -      10,917        81,560              -         92,477
  Notes payable                                                      50,000          67             -              -         50,067
  Other short-term borrowings                                             -     110,783             -              -        110,783
  Accounts payable                                                   12,554      53,463       328,022        (97,080)       296,959
  Accrued taxes                                                           -      21,916        65,568              -         87,484
  Other                                                             285,012      49,259       397,859       (215,565)       516,565
                                                                 -------------------------------------------------------------------
                                                                    347,566     246,405       873,009       (312,645)     1,154,335
                                                                 -------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                  (6,415)    411,614       526,476              -        931,675
  Derivative liability                                                    -     181,925             -              -        181,925
  Other                                                               8,784      57,790       337,885             (6)       404,453
                                                                 -------------------------------------------------------------------
                                                                      2,369     651,329       864,361             (6)     1,518,053
                                                                 -------------------------------------------------------------------
Total capitalization and liabilities                             $2,139,644  $2,312,757    $4,479,097    ($2,197,732)    $6,733,766
                                                                 ===================================================================

                                                         Alliant Energy Corporation
                                               Condensed Consolidating Statements of Cash Flows
                                                  Six Months Ended June 30, 2001 and 2000
                                                              (in thousands)

                                                               Alliant Energy              Other Alliant               Consolidated
                                                                   Parent                      Energy    Consolidating    Alliant
                                                                  Company     Resources     Subsidiaries  Adjustments     Energy
                                                                -------------------------------------------------------------------
Six Months Ended June 30, 2001
------------------------------
 Net cash flows from (used for) operating activities               $39,996      $41,479       $199,613       ($60,250)    $220,838
                                                                -------------------------------------------------------------------
 Cash flows from (used for) financing activities:
     Common stock dividends declared                               (78,984)           -        (70,922)        70,922      (78,984)
     Net change in Resources' credit facility                            -      142,500              -              -      142,500
     Proceeds from issuance of other long-term debt                      -        2,459        200,000              -      202,459
     Reductions in other long-term debt                                  -       (9,594)       (60,560)             -      (70,154)
     Net change in other short-term borrowings                    (103,274)     (65,383)             -              -     (168,657)
     Other                                                         140,580      (40,358)      (139,599)         3,235      (36,142)
                                                                -------------------------------------------------------------------
         Net cash flows from (used for) financing activities       (41,678)      29,624        (71,081)        74,157       (8,978)
                                                                -------------------------------------------------------------------
 Cash flows from (used for) investing activities:
     Construction and acquisition expenditures:
        Utility operations                                               -            -       (163,799)             -     (163,799)
        Non-regulated businesses and other                               -     (197,181)             -              -     (197,181)
     Proceeds from formation of ATC and other asset dispositions         -       31,895         74,643              -      106,538
     Other                                                          13,891        6,285        (23,266)       (13,907)     (16,997)
                                                                -------------------------------------------------------------------
        Net cash flows from (used for) investing activities         13,891     (159,001)      (112,422)       (13,907)    (271,439)
                                                                -------------------------------------------------------------------
 Net increase (decrease) in cash and temporary cash investments     12,209      (87,898)        16,110              -      (59,579)
                                                                -------------------------------------------------------------------
 Cash and temporary cash investments at beginning of period            574      133,957         13,884              -      148,415
                                                                -------------------------------------------------------------------
 Cash and temporary cash investments at end of period              $12,783      $46,059        $29,994             $-      $88,836
                                                                ===================================================================
 Supplemental cash flows information:
     Cash paid (refunded) during the period for:
        Interest                                                    $8,135      $35,502        $51,715             $-      $95,352
                                                                ===================================================================
        Income taxes                                                $1,702     ($11,360)       $62,928             $-      $53,270
                                                                ===================================================================
     Noncash investing and financing activities:
        Capital lease obligations incurred and other                    $-           $-        $19,664             $-      $19,664
                                                                ===================================================================
Six Months Ended June 30, 2000
------------------------------
 Net cash flows from (used for) operating activities               $60,082       $1,420       $203,887       ($66,634)    $198,755
                                                                -------------------------------------------------------------------
 Cash flows from (used for) financing activities:
     Common stock dividends declared                               (78,987)           -        (40,170)        40,170      (78,987)
     Net change in Resources' credit facility                            -       49,152              -              -       49,152
     Proceeds from issuance of exchangeable senior notes                 -      402,500              -              -      402,500
     Proceeds from issuance of other long-term debt                      -       17,866        100,000              -      117,866
     Reductions in other long-term debt                                  -      (10,597)       (51,196)             -      (61,793)
     Net change in other short-term borrowings                     (24,330)          (2)             -              -      (24,332)
     Other                                                          38,288      (13,240)       (47,124)         2,060      (20,016)
                                                                -------------------------------------------------------------------
         Net cash flows from (used for) financing activities       (65,029)     445,679        (38,490)        42,230      384,390
                                                                -------------------------------------------------------------------
 Cash flows from (used for) investing activities:
     Construction and acquisition expenditures:
        Utility operations                                               -            -       (136,347)             -     (136,347)
        Non-regulated businesses and other                               -     (513,485)        (4,506)             -     (517,991)
     Proceeds from dispositions of assets                                -       13,568          1,426              -       14,994
     Other                                                         (23,305)       1,243        (27,943)        24,404      (25,601)
                                                                -------------------------------------------------------------------
        Net cash flows from (used for) investing activities        (23,305)    (498,674)      (167,370)        24,404     (664,945)
                                                                -------------------------------------------------------------------
 Net decrease in cash and temporary cash investments               (28,252)     (51,575)        (1,973)             -      (81,800)
                                                                -------------------------------------------------------------------
 Cash and temporary cash investments at beginning of period         28,647       65,086         19,936              -      113,669
                                                                -------------------------------------------------------------------
 Cash and temporary cash investments at end of period                 $395      $13,511        $17,963             $-      $31,869
                                                                ===================================================================
 Supplemental cash flows information:
     Cash paid (refunded) during the period for:
        Interest                                                    $7,492      $19,796        $49,471             $-      $76,759
                                                                ===================================================================
        Income taxes                                                 ($101)       ($358)       $60,532             $-      $60,073
                                                                ===================================================================
     Noncash investing and financing activities:
        Capital lease obligations incurred                              $-           $-           $277             $-         $277
                                                                ===================================================================

                                                     IES UTILITIES INC.
                                        CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                          For the Three Months                     For the Six Months
                                                             Ended June 30,                          Ended June 30,
                                                         2001               2000                 2001                2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands)
Operating revenues:
  Electric utility                                        $185,095           $148,327              $340,226           $294,035
  Gas utility                                               31,233             27,445               158,429             86,874
  Steam                                                      7,390              6,185                17,033             13,172
                                                    ---------------    ---------------     -----------------    ---------------
                                                           223,718            181,957               515,688            394,081
                                                    ---------------    ---------------     -----------------    ---------------

-------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric and steam production fuels                       38,172             28,995                64,924             61,634
  Purchased power                                           43,617             17,718                76,443             31,140
  Cost of gas sold                                          21,720             16,964               125,223             55,038
  Other operation and maintenance                           57,916             56,939               117,539            110,705
  Depreciation and amortization                             27,550             26,849                55,076             53,699
  Taxes other than income taxes                             12,250             12,057                23,206             23,932
                                                    ---------------    ---------------     -----------------    ---------------
                                                           201,225            159,522               462,411            336,148
                                                    ---------------    ---------------     -----------------    ---------------

-------------------------------------------------------------------------------------------------------------------------------

Operating income                                            22,493             22,435                53,277             57,933
                                                    ---------------    ---------------     -----------------    ---------------

-------------------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                          12,934             12,584                26,035             25,595
  Allowance for funds used during construction              (1,590)              (573)               (2,579)            (1,063)
  Miscellaneous, net                                        (2,336)            (1,415)               (4,388)            (6,166)
                                                    ---------------    ---------------     -----------------    ---------------
                                                             9,008             10,596                19,068             18,366
                                                    ---------------    ---------------     -----------------    ---------------

-------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                  13,485             11,839                34,209             39,567
                                                    ---------------    ---------------     -----------------    ---------------

-------------------------------------------------------------------------------------------------------------------------------

Income taxes                                                 5,305              5,294                13,337             16,912
                                                    ---------------    ---------------     -----------------    ---------------

-------------------------------------------------------------------------------------------------------------------------------

Net income                                                   8,180              6,545                20,872             22,655
                                                    ---------------    ---------------     -----------------    ---------------

-------------------------------------------------------------------------------------------------------------------------------

Preferred dividend requirements                                229                229                   457                457
                                                    ---------------    ---------------     -----------------    ---------------

-------------------------------------------------------------------------------------------------------------------------------

Earnings available for common stock                         $7,951             $6,316               $20,415            $22,198
                                                    ===============    ===============     =================    ===============

-------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                             IES UTILITIES INC.
                                         CONSOLIDATED BALANCE SHEETS

                                                                             June 30,
                                                                               2001            December 31,
ASSETS                                                                     (Unaudited)             2000
--------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                 $2,278,922          $2,253,695
      Gas                                                                         225,888             221,949
      Steam                                                                        59,554              59,416
      Common                                                                      164,146             146,536
                                                                         -----------------   -----------------
                                                                                2,728,510           2,681,596
    Less - Accumulated depreciation                                             1,449,731           1,392,766
                                                                         -----------------   -----------------
                                                                                1,278,779           1,288,830
    Construction work in progress                                                  87,782              58,352
    Leased nuclear fuel, net of amortization                                       44,137              45,836
                                                                         -----------------   -----------------
                                                                                1,410,698           1,393,018
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $2,403 and $2,239, respectively                6,042               6,189
                                                                         -----------------   -----------------
                                                                                1,416,740           1,399,207
                                                                         -----------------   -----------------

--------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                               9,478               6,755
  Temporary cash investments with associated companies                             41,840                   -
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $608 and $587, respectively                                                9,975              54,660
    Associated companies                                                            1,528               2,696
    Other, less allowance for doubtful accounts
      of $517 and $373, respectively                                                8,521              17,329
  Production fuel, at average cost                                                 11,022              11,088
  Materials and supplies, at average cost                                          24,302              26,232
  Gas stored underground, at average cost                                           7,187              19,290
  Adjustment clause balances                                                            -              14,776
  Regulatory assets                                                                 6,306              14,839
  Prepayments and other                                                             2,805               3,442
                                                                         -----------------   -----------------
                                                                                  122,964             171,107
                                                                         -----------------   -----------------

--------------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                             115,558             112,172
  Other                                                                             6,281               6,276
                                                                         -----------------   -----------------
                                                                                  121,839             118,448
                                                                         -----------------   -----------------

--------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                               115,697             117,574
  Deferred charges and other                                                       16,689              12,970
                                                                         -----------------   -----------------
                                                                                  132,386             130,544
                                                                         -----------------   -----------------

--------------------------------------------------------------------------------------------------------------

Total assets                                                                   $1,793,929          $1,819,306
                                                                         =================   =================

--------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                IES UTILITIES INC.
                                      CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                  June 30,
                                                                                    2001               December 31,
CAPITALIZATION AND LIABILITIES                                                   (Unaudited)               2000
--------------------------------------------------------------------------------------------------------------------
                                                                               (in thousands, except share amounts)
Capitalization:
  Common stock - $2.50 par value - authorized 24,000,000
    shares; 13,370,788 shares outstanding                                             $33,427               $33,427
  Additional paid-in capital                                                          279,042               279,042
  Retained earnings                                                                   258,927               267,829
  Accumulated other comprehensive loss                                                      -                   (18)
                                                                            ------------------     -----------------
    Total common equity                                                               571,396               580,280
                                                                            ------------------     -----------------

  Cumulative preferred stock                                                           18,320                18,320
  Long-term debt (excluding current portion)                                          696,870               469,771
                                                                            ------------------     -----------------
                                                                                    1,286,586             1,068,371
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                 21,560                81,560
  Capital lease obligations                                                            16,620                12,651
  Notes payable to associated companies                                                     -               101,095
  Accounts payable                                                                     29,996                65,898
  Accounts payable to associated companies                                             30,101                30,375
  Accrued interest                                                                     14,303                10,843
  Accrued taxes                                                                        45,457                48,069
  Other                                                                                22,297                28,921
                                                                            ------------------     -----------------
                                                                                      180,334               379,412
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   212,330               224,164
  Accumulated deferred investment tax credits                                          23,607                25,063
  Environmental liabilities                                                            27,601                29,521
  Pension and other benefit obligations                                                25,162                26,884
  Capital lease obligations                                                            27,517                33,185
  Other                                                                                10,792                32,706
                                                                            ------------------     -----------------
                                                                                      327,009               371,523
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                               $1,793,929            $1,819,306
                                                                            ==================     =================

--------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                               IES UTILITIES INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                For the Six Months Ended June 30,
                                                                                     2001               2000
-----------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Cash flows from operating activities:
  Net income                                                                          $20,872            $22,655
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                                     55,076             53,699
     Amortization of leased nuclear fuel                                                5,687              6,730
     Amortization of deferred energy efficiency expenditures                            8,143              7,319
     Deferred taxes and investment tax credits                                         (7,804)              (616)
     Refueling outage provision                                                        (6,097)             4,811
     Other                                                                               (227)              (309)
  Other changes in assets and liabilities:
     Accounts receivable                                                               54,661             12,699
     Gas stored underground                                                            12,103              3,085
     Accounts payable                                                                 (32,594)             1,727
     Adjustment clause balances                                                        17,760              9,482
     Manufactured gas plants insurance refunds                                        (21,181)                 -
     Benefit obligations and other                                                     (7,197)            (7,499)
                                                                             -----------------  -----------------
       Net cash flows from operating activities                                        99,202            113,783
                                                                             -----------------  -----------------

-----------------------------------------------------------------------------------------------------------------

Cash flows from (used for) financing activities:
     Common stock dividends declared                                                  (29,317)           (29,316)
     Preferred stock dividends                                                           (457)              (457)
     Proceeds from issuance of long-term debt                                         200,000                  -
     Reductions in long-term debt                                                     (60,560)           (51,196)
     Net change in short-term borrowings                                             (101,095)            27,797
     Principal payments under capital lease obligations                                (4,933)            (5,239)
     Other                                                                              8,630               (229)
                                                                             -----------------  -----------------
       Net cash flows from (used for) financing activities                             12,268            (58,640)
                                                                             -----------------  -----------------

-----------------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
     Utility construction expenditures                                                (61,007)           (53,783)
     Nuclear decommissioning trust funds                                               (3,004)            (3,004)
     Other                                                                             (2,896)               249
                                                                             -----------------  -----------------
       Net cash flows used for investing activities                                   (66,907)           (56,538)
                                                                             -----------------  -----------------

-----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and temporary cash investments                         44,563             (1,395)
                                                                             -----------------  -----------------

-----------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                              6,755              5,720
                                                                             -----------------  -----------------

-----------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                                  $51,318             $4,325
                                                                             =================  =================

-----------------------------------------------------------------------------------------------------------------

Supplemental cash flows information:
  Cash paid during the period for:
    Interest                                                                          $22,477            $24,317
                                                                             =================  =================
    Income taxes                                                                      $24,387            $24,158
                                                                             =================  =================
  Noncash investing and financing activities - Capital lease obligations
     incurred and other                                                               $19,664               $277
                                                                             =================  =================

-----------------------------------------------------------------------------------------------------------------

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

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and six months ended June 30, 2001 and 2000, (b) the consolidated financial position at June 30, 2001 and December 31, 2000, and (c) the consolidated statement of cash flows for the six months ended June 30, 2001 and 2000, have been made. Because of the seasonal nature of IESU's operations, results for the three and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

2. IESU's comprehensive income, and the components of other comprehensive income, net of taxes, were as follows (in thousands):

                                                                  For the Three Months                 For the Six Months
                                                                     Ended June 30,                      Ended June 30,
                                                                 2001              2000              2001              2000
                                                            ---------------------------------   ---------------------------------
Earnings available for common stock                                 $7,951           $6,316            $20,415           $22,198
  Other comprehensive income:
    Reclassification adjustment for losses included
      in earnings available for common stock related
      to derivatives qualified as hedges, net of tax                    --               --                 18                --
                                                            ---------------   ---------------   ---------------   ---------------
  Other comprehensive income                                            --               --                 18                --
                                                            ---------------   ---------------   ---------------   ---------------
Comprehensive income                                                $7,951           $6,316            $20,433           $22,198
                                                            ===============   ===============   ===============   ===============


3. Certain financial information relating to IESU's significant business segments is presented below. Intersegment revenues were not material to IESU's operations.

                                                          Electric           Gas            Other           Total
                                                      -----------------------------------------------------------------
                                                                               (in thousands)
Three Months Ended June 30, 2001
--------------------------------
Operating revenues                                          $185,095         $31,233          $7,390         $223,718
Operating income (loss)                                       22,331          (1,059)          1,221           22,493
Earnings available for common stock                                                            7,951            7,951

Three Months Ended June 30, 2000
--------------------------------
Operating revenues                                          $148,327         $27,445          $6,185         $181,957
Operating income (loss)                                       24,092          (1,992)            335           22,435
Earnings available for common stock                                                            6,316            6,316

Six Months Ended June 30, 2001
------------------------------
Operating revenues                                          $340,226        $158,429         $17,033         $515,688
Operating income                                              42,435           8,914           1,928           53,277
Earnings available for common stock                                                           20,415           20,415

Six Months Ended June 30, 2000
------------------------------
Operating revenues                                          $294,035         $86,874         $13,172         $394,081
Operating income                                              50,777           5,422           1,734           57,933
Earnings available for common stock                                                           22,198           22,198


4. On April 23, 2001, shareowners of IESU and IPC approved, among other things, the merger of IPC with and into IESU. The merger is currently expected to be completed by January 1, 2002.

                                                 WISCONSIN POWER AND LIGHT COMPANY
                                           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           For the Three Months                    For the Six Months
                                                              Ended June 30,                         Ended June 30,
                                                          2001               2000                2001               2000
------------------------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
Operating revenues:
  Electric utility                                         $178,297           $173,111            $368,688           $335,487
  Gas utility                                                24,605             19,515             150,237             74,801
  Water                                                       1,228              1,239               2,381              2,409
                                                     ---------------    ---------------     ---------------    ---------------
                                                            204,130            193,865             521,306            412,697
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric production fuels                                  28,195             26,703              63,267             50,501
  Purchased power                                            50,796             38,063             103,166             71,820
  Cost of gas sold                                           15,825              9,638             122,077             44,967
  Other operation and maintenance                            45,072             54,319              90,707            100,184
  Depreciation and amortization                              32,281             32,599              64,846             64,976
  Taxes other than income taxes                               8,553              7,417              16,859             14,628
                                                     ---------------    ---------------     ---------------    ---------------
                                                            180,722            168,739             460,922            347,076
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Operating income                                             23,408             25,126              60,384             65,621
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                           11,330             11,228              22,526             22,136
  Equity income from unconsolidated investments              (3,497)              (199)             (8,347)              (291)
  Allowance for funds used during construction               (1,323)            (2,088)             (2,440)            (3,150)
  Miscellaneous, net                                         (1,785)            (2,154)             (1,304)            (6,141)
                                                     ---------------    ---------------     ---------------    ---------------
                                                              4,725              6,787              10,435             12,554
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                   18,683             18,339              49,949             53,067
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Income taxes                                                  7,132              7,041              19,132             19,898
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Net income                                                   11,551             11,298              30,817             33,169
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Preferred dividend requirements                                 828                828               1,656              1,656
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Earnings available for common stock                         $10,723            $10,470             $29,161            $31,513
                                                     ===============    ===============     ===============    ===============

------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                      WISCONSIN POWER AND LIGHT COMPANY
                                         CONSOLIDATED BALANCE SHEETS

                                                                                June 30,
                                                                                  2001            December 31,
ASSETS                                                                        (Unaudited)             2000
---------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                 $1,721,358           $2,007,974
      Gas                                                                         276,483              273,457
      Water                                                                        29,815               29,869
      Common                                                                      233,328              223,921
                                                                         -----------------   ------------------
                                                                                2,260,984            2,535,221
    Less - Accumulated depreciation                                             1,291,978            1,380,723
                                                                         -----------------   ------------------
                                                                                  969,006            1,154,498
    Construction work in progress                                                  60,179               59,133
    Nuclear fuel, net of amortization                                              14,021               16,099
                                                                         -----------------   ------------------
                                                                                1,043,206            1,229,730
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $195 for both periods                            379                  369
                                                                         -----------------   ------------------
                                                                                1,043,585            1,230,099
                                                                         -----------------   ------------------

---------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                               6,245                2,584
  Accounts receivable:
    Customer                                                                       55,197               51,769
    Associated companies                                                              781                2,211
    Other                                                                           9,927               13,865
  Production fuel, at average cost                                                 12,721               17,811
  Materials and supplies, at average cost                                          22,000               21,639
  Gas stored underground, at average cost                                          15,844               13,876
  Prepaid gross receipts tax                                                       24,381               23,088
  Other                                                                            15,770                6,397
                                                                         -----------------   ------------------
                                                                                  162,866              153,240
                                                                         -----------------   ------------------

---------------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                             199,745              195,768
  Other                                                                           123,183               14,362
                                                                         -----------------   ------------------
                                                                                  322,928              210,130
                                                                         -----------------   ------------------

---------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                87,802               88,721
  Deferred charges and other                                                      174,710              174,834
                                                                         -----------------   ------------------
                                                                                  262,512              263,555
                                                                         -----------------   ------------------

---------------------------------------------------------------------------------------------------------------

Total assets                                                                   $1,791,891           $1,857,024
                                                                         =================   ==================

---------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                         WISCONSIN POWER AND LIGHT COMPANY
                                      CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                June 30,
                                                                                  2001               December 31,
CAPITALIZATION AND LIABILITIES                                                 (Unaudited)               2000
--------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands, except share amounts)
Capitalization:
  Common stock - $5 par value - authorized 18,000,000 shares;
       13,236,601 shares outstanding                                                  $66,183               $66,183
  Additional paid-in capital                                                          229,597               229,516
  Retained earnings                                                                   370,011               371,602
  Accumulated other comprehensive income (loss)                                           859                (4,708)
                                                                            ------------------     -----------------
    Total common equity                                                               666,650               662,593
                                                                            ------------------     -----------------

  Cumulative preferred stock                                                           59,963                59,963
  Long-term debt (excluding current portion)                                          514,286               514,209
                                                                            ------------------     -----------------
                                                                                    1,240,899             1,236,765
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Variable rate demand bonds                                                           55,100                55,100
  Notes payable to associated companies                                                25,027                29,244
  Accounts payable                                                                     78,114               120,155
  Accounts payable to associated companies                                             35,742                32,442
  Other                                                                                28,012                36,266
                                                                            ------------------     -----------------
                                                                                      221,995               273,207
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   219,994               222,819
  Accumulated deferred investment tax credits                                          25,754                29,472
  Customer advances                                                                    33,350                34,815
  Environmental liabilities                                                             7,527                 7,564
  Other                                                                                42,372                52,382
                                                                            ------------------     -----------------
                                                                                      328,997               347,052
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                               $1,791,891            $1,857,024
                                                                            ==================     =================

--------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                               WISCONSIN POWER AND LIGHT COMPANY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           For the Six Months Ended June 30,
                                                                                              2001                   2000
------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (in thousands)
Cash flows from operating activities:
  Net income                                                                                     $30,817              $33,169
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                                                64,846               64,976
     Amortization of nuclear fuel                                                                  2,827                2,173
     Deferred taxes and investment tax credits                                                    (6,014)              (6,721)
     Equity income from unconsolidated investments, net                                           (8,347)                (291)
     Other                                                                                        (4,756)              (6,230)
  Other changes in assets and liabilities:
     Accounts receivable                                                                           1,940                8,651
     Accounts payable                                                                            (37,440)              (9,579)
     Benefit obligations and other                                                                 2,264                  540
                                                                                    ---------------------  -------------------
       Net cash flows from operating activities                                                   46,137               86,688
                                                                                    ---------------------  -------------------

------------------------------------------------------------------------------------------------------------------------------

Cash flows from (used for) financing activities:
     Common stock dividends                                                                      (30,752)                   -
     Preferred stock dividends                                                                    (1,656)              (1,656)
     Proceeds from issuance of long-term debt                                                          -              100,000
     Net change in short-term borrowings                                                          (4,217)             (96,958)
     Other                                                                                            82               (1,319)
                                                                                    ---------------------  -------------------
       Net cash flows from (used for) financing activities                                       (36,543)                  67
                                                                                    ---------------------  -------------------

------------------------------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
     Utility construction expenditures                                                           (66,259)             (60,214)
     Nuclear decommissioning trust funds                                                         (14,654)             (14,654)
     Proceeds from formation of ATC                                                               74,643                    -
     Other                                                                                           337               (6,846)
                                                                                    ---------------------  -------------------
       Net cash flows used for investing activities                                               (5,933)             (81,714)
                                                                                    ---------------------  -------------------

------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and temporary cash investments                                                3,661                5,041
                                                                                    ---------------------  -------------------

------------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                                         2,584                3,555
                                                                                    ---------------------  -------------------

------------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                                              $6,245               $8,596
                                                                                    =====================  ===================

------------------------------------------------------------------------------------------------------------------------------

Supplemental cash flows information:
  Cash paid during the period for:
    Interest                                                                                     $22,160              $18,418
                                                                                    =====================  ===================
    Income taxes                                                                                 $30,617              $30,016
                                                                                    =====================  ===================

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

 1. The interim consolidated financial statements included herein have been prepared by WP&L, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include WP&L and its consolidated subsidiaries, including WPL Transco LLC and South Beloit. WP&L is a subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in WP&L's latest Annual Report on Form 10-K.

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and six months ended June 30, 2001 and 2000, (b) the consolidated financial position at June 30, 2001 and December 31, 2000, and (c) the consolidated statement of cash flows for the six months ended June 30, 2001 and 2000, have been made. Because of the seasonal nature of WP&L's operations, results for the three and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

2. WP&L's comprehensive income, and the components of other comprehensive income, net of taxes, were as follows (in thousands):

                                                                     For the Three Months              For the Six Months
                                                                        Ended June 30,                   Ended June 30,
                                                                    2001              2000           2001              2000
                                                                 -------------------------------  ------------------------------
Earnings available for common stock                                  $10,723           $10,470         $29,161          $31,513
   Other comprehensive income:
     Unrealized gains on derivatives qualified as hedges:
        Unrealized holding gains arising during period,
          net of tax                                                     837                --           1,801               --
        Less:  reclassification adjustment for gains (losses)
          included in earnings available for common
          stock, net of tax                                               15                --          (3,766)              --
                                                                 --------------  ---------------  --------------  --------------
     Net unrealized gains on qualifying derivatives                      822                --           5,567               --
                                                                 --------------  ---------------  --------------  --------------
   Other comprehensive income                                            822                --           5,567               --
                                                                 --------------  ---------------  --------------  --------------
Comprehensive income                                                 $11,545           $10,470         $34,728          $31,513
                                                                 ==============  ===============  ==============  ==============


3. Certain financial information relating to WP&L's significant business segments is presented below. Intersegment revenues were not material to WP&L's operations.

                                                          Electric           Gas            Other            Total
                                                      ------------------------------------------------------------------
                                                                                (in thousands)
Three Months Ended June 30, 2001
--------------------------------
Operating revenues                                          $178,297         $24,605          $1,228         $204,130
Operating income (loss)                                       26,165          (3,125)            368           23,408
Earnings available for common stock                                                           10,723           10,723

Three Months Ended June 30, 2000
--------------------------------
Operating revenues                                          $173,111         $19,515          $1,239         $193,865
Operating income (loss)                                       25,737          (1,017)            406           25,126
Earnings available for common stock                                                           10,470           10,470

Six Months Ended June 30, 2001
------------------------------
Operating revenues                                          $368,688        $150,237          $2,381         $521,306
Operating income                                              56,836           2,995             553           60,384
Earnings available for common stock                                                           29,161           29,161

Six Months Ended June 30, 2000
------------------------------
Operating revenues                                          $335,487         $74,801          $2,409         $412,697
Operating income                                              56,796           8,039             786           65,621
Earnings available for common stock                                                           31,513           31,513


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

                    FORWARD-LOOKING STATEMENTS

Statements contained in this report (including MD&A) that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: factors listed in the "Outlook" section; weather effects on sales and revenues; general economic conditions in the utility subsidiaries' service territories; federal, state and international regulatory or government actions, including issues associated with the deregulation of the domestic utility industry and the setting of rates and recovery of costs; unanticipated construction and acquisition expenditures; issues related to stranded costs and the recovery thereof; unanticipated issues related to the supply of purchased electricity and price thereof; unexpected issues related to the operations of Alliant Energy's nuclear facilities; unanticipated costs associated with certain environmental remediation efforts being undertaken by Alliant Energy; Alliant Energy's ability to successfully implement its growth strategy, including the acquisition and operation of foreign companies; unanticipated developments that adversely impact Alliant Energy's strategy to grow its non-regulated businesses; material changes in the value of Alliant Energy's investments in McLeod and Capstone; technological developments; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; political, legal, economic and exchange rate conditions in foreign countries in which Alliant Energy has investments; and changes in the rate of inflation.

                     UTILITY INDUSTRY REVIEW

A summary of the current regulatory environment is included in the Form 10-K filed by Alliant Energy, IESU and WP&L for the year ended December 31, 2000. Set forth below are several developments relating to such regulatory environment that have occurred since the start of the current year.

Rates and Regulatory Matters - In January 2001, the IUB issued an
----------------------------
order requiring IESU and IPC to file a joint fuel procurement plan in May 2001 for the purpose of evaluating the reasonableness of the Iowa utilities' fuel procurement contracts. This filing was completed in May 2001. While IESU and IPC cannot predict the outcome of this process, hearings are scheduled for October
2001.

In April 2001, the OCA requested certain financial information from IESU related to the electric utility operations within the state of Iowa. IESU filed its response with the OCA in June
2001. In July 2001, the OCA requested certain financial information from IPC related to the electric utility operations within the state of Iowa. IPC is in the process of preparing its responses. While IESU and IPC cannot predict the outcomes of this process, such data requests could lead to an effort by the OCA to seek an electric rate reduction for IESU and/or IPC in Iowa.

In December 2000, WP&L requested a $73 million annual retail electric rate increase from the PSCW to cover increases in WP&L's
2001 fuel costs due to the continued increases in natural gas prices which impact WP&L's generation costs, and the increased costs of purchased-power. The PSCW approved a $46 million interim retail electric rate increase effective February 8, 2001, which was replaced with a $58 million final increase effective June 19, 2001. The final order includes a refund provision for fuel costs collected in rates that are in excess of actual fuel costs incurred. In July 2001, WP&L filed a motion for rehearing, alleging that the PSCW committed material factual and legal errors in the final order relating to the recovery of certain costs and the refund mechanism. In August 2001, the PSCW denied the request for rehearing.

In 2000, the NRC raised several areas of concern with Kewaunee's operations. Addressing the concerns raised by the NRC is expected to result in additional operating costs to WP&L in 2001 of approximately $8 million. Additional operating costs to WP&L over the period of 2002 through 2005 are estimated to be approximately $25 million. In April 2001, the PSCW approved the deferral of such incremental costs incurred after March 27, 2001. In July 2001, WP&L requested a $19.2 million retail electric rate increase from the PSCW to recover a portion of the costs associated with the increased Kewaunee operating costs, and the replacement of the steam generators at Kewaunee (scheduled to be replaced during an estimated 71-day outage beginning in September 2001). WP&L expects that the remainder of the additional operating costs related to Kewaunee will be recovered through future base rate filings with the PSCW.
The NRC has indicated that, with the actions already taken at Kewaunee, the only remaining issues relating to that facility are of a low safety significance. The expenditures at Kewaunee that were not deferred and which are not subject to the rate increase request did not have a material impact on earnings.

The last of Alliant Energy's price freezes related to its 1998 three-way merger will expire in the second quarter of 2002. In August 2001, WP&L filed a request with the PSCW for new base rates, which focus on investments in reliability, customer service, technology and environmental upgrades, as well as investments in its infrastructure. The filing applies to retail electric ($85.9 million), natural gas ($26.1 million) and water ($1.1 million) rates. WP&L expects that any rate increases will take effect some time after April 14, 2002. WP&L also plans to file a request later in 2001 for new wholesale electric base rates. IESU and IPC are in the process of reviewing whether they will need to file electric and/or gas base rate cases with the IUB in the first half of 2002. At this time, there are no plans for filing new base rate cases in Illinois or Minnesota.

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

Overview - Second Quarter Results - Alliant Energy reported net
---------------------------------
income of $23.3 million, or $0.29 per share, for the second quarter of 2001, compared to net income of $42.3 million, or $0.54 per share, for the second quarter of 2000. Both periods included non-cash valuation adjustments related to Alliant Energy's obligation under certain 30-year exchangeable senior notes - a charge of $0.06 per share was recorded in the second quarter of 2001 while the second quarter of 2000 included income of $0.31 per share to reverse charges recorded in the first quarter of 2000.

The earnings increase of $0.13 per share, excluding the non-cash valuation adjustments, was largely due to higher earnings from Alliant Energy's non-regulated operations, led by another significant increase in earnings from Alliant Energy's oil and gas business. Improved results from Alliant Energy's Brazil investments, the impact of lower interest rates and an increase in earnings from utility operations also contributed to the higher earnings. These items were partially offset by interest and amortization expenses from several recent acquisitions by Alliant Energy's integrated services business and increased corporate expenses at the Alliant Energy parent.

Second quarter 2001 utility earnings were $22.1 million ($0.28 per share) compared to $20.0 million ($0.25 per share) for the same period in 2000. The increase was primarily due to lower operating expenses.

The non-regulated businesses reported net income of $3.6 million
($0.04 per share) in the second quarter of 2001, which included the non-cash valuation charge of $4.6 million ($0.06 per share), compared to net income of $22.0 million ($0.27 per share) in the second quarter of 2000, which included the non-cash valuation income of $24.8 million ($0.31 per share). Excluding these non-cash adjustments, Resources' earnings increased $0.14 per share. Earnings per share from Whiting increased from $0.04 per share in 2000 to $0.15 per share in 2001. Such increase was due to higher gas prices, increased oil and gas sales volumes and a gain realized on an asset sale. Improved results at the International business unit ($0.02 per share) were largely due to the Brazil investments, partially offset by a slight decrease in earnings from the China investments. Decreased earnings at the Integrated
Services business unit ($0.04 per share) were largely due to additional goodwill amortization and interest expense from several acquisitions completed in December 2000. The impact of lower interest rates on Resources' variable rate borrowings also contributed to the increased earnings.

Electric Utility Operations - Electric margins and MWh sales for
---------------------------
Alliant Energy for the three months ended June 30 were as follows:

                                            Revenues and Costs                                    MWhs Sold
                                              (in thousands)                                   (in thousands)
                                       --------------------------------                --------------------------------
                                           2001              2000          Change           2001             2000          Change
                                       ---------------  ---------------  ----------    ---------------  ---------------  ----------
Residential                                $135,034          $127,945         6%              1,549           1,535           1%
Commercial                                   95,421            83,674        14%              1,330           1,260           6%
Industrial                                  147,483           127,209        16%              3,217           3,367          (4%)
                                       ---------------  ---------------                ---------------  ---------------
   Total from ultimate customers            377,938           338,828        12%              6,096           6,162          (1%)
Sales for resale                             46,783            43,717         7%              1,246           1,160           7%
Other                                        10,766            11,298        (5%)                44              41           7%
                                       ---------------  ---------------                ---------------  ---------------
   Total revenues/sales                     435,487           393,843        11%              7,386           7,363           --
                                                                                       ===============  ===============
Electric production fuels expense            73,428            60,167        22%
Purchased power expense                     111,114            74,792        49%
                                       ---------------  ---------------
   Margin                                  $250,945          $258,884        (3%)
                                       ===============  ===============


Electric margins and MWh sales for Alliant Energy for the six months ended June 30 were as follows:

                                            Revenues and Costs                                    MWhs Sold
                                              (in thousands)                                   (in thousands)
                                       --------------------------------                --------------------------------
                                           2001              2000          Change           2001             2000          Change
                                       ---------------  ---------------  ----------    ---------------  ---------------  ----------
Residential                                $284,721          $262,940         8%              3,520           3,357           5%
Commercial                                  180,475           161,524        12%              2,661           2,537           5%
Industrial                                  264,150           238,753        11%              6,200           6,488          (4%)
                                       ---------------  ---------------                ---------------  ---------------
   Total from ultimate customers            729,346           663,217        10%             12,381          12,382          --
Sales for resale                             95,206            77,611        23%              2,502           2,365           6%
Other                                        22,878            26,637       (14%)                86              88          (2%)
                                       ---------------  ---------------                ---------------  ---------------
   Total revenues/sales                     847,430           767,465        10%             14,969          14,835           1%
                                                                                       ===============  ===============
Electric production fuels expense           141,701           125,713        13%
Purchased power expense                     209,847           137,137        53%
                                       ---------------  ---------------
   Margin                                  $495,882          $504,615        (2%)
                                       ===============  ===============


Electric margin decreased $7.9 million, or 3%, and $8.7 million, or 2%, for the three- and six-month periods, respectively, primarily due to $10 million of income recorded in the second quarter of 2000 for a change in estimate of WP&L's utility services rendered but unbilled at month-end. This was largely offset by the impact of electric sales growth, including increased sales to higher-margin residential and commercial customers, and lower purchased-power costs in 2001. Also contributing to the six-month decrease were reduced energy conservation revenues. Favorable weather conditions yielded an estimated $11 million electric margin increase for the six months ended June 30, 2001, compared with the same period last year, when milder than normal weather conditions prevailed.

Due to the formation of ATC on January 1, 2001, electric margin for the three and six months ended June 30, 2001 included expenses of $7 million and $14 million, respectively. Such expenses were offset by equity income, lower depreciation expense and reduced other operation and maintenance expenses, resulting in no significant net income impact due to the formation of ATC. Refer to Note 5 of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 1. for additional information related to ATC.

IESU's and IPC's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased-power billings. Under PSCW rules, WP&L can seek emergency rate increases if the annual fuel and purchased-power costs are more than 3 percent higher than the estimated costs used to establish rates. Refer to "Utility Industry Review - Rates and Regulatory Matters" for discussion of an IUB fuel investigation and a WP&L FAC filing.

Gas Utility Operations - Gas margins and Dth sales for Alliant
----------------------
Energy for the three months ended June 30 were as follows:

                                       Revenues and Costs                                   Dths Sold
                                         (in thousands)                                   (in thousands)
                                  --------------------------------                -------------------------------
                                      2001              2000          Change          2001             2000          Change
                                  ---------------  ---------------  -----------   --------------  ---------------  -----------
Residential                           $34,337            $32,597         5%              3,645          4,354         (16%)
Commercial                             16,710             15,466         8%              2,213          2,657         (17%)
Industrial                              5,410              3,716        46%                892            898          (1%)
Transportation/other                    6,975              2,874       143%             10,638          9,604          11%
                                  ---------------  ---------------                --------------  ---------------
   Total revenues/sales                63,432             54,653        16%             17,388         17,513          (1%)
                                                                                  ==============  ===============
Cost of utility gas sold               42,066             31,869        32%
                                  ---------------  ---------------
   Margin                             $21,366            $22,784        (6%)
                                  ===============  ===============


Gas margins and Dth sales for Alliant Energy for the six months ended June 30 were as follows:

                                        Revenues and Costs                                   Dths Sold
                                          (in thousands)                                   (in thousands)
                                 ----------------------------------                -------------------------------
                                       2001              2000          Change          2001             2000          Change
                                 -----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                            $200,894          $112,208        79%             19,225          17,428         10%
Commercial                              105,765            55,036        92%             11,272          10,433          8%
Industrial                               20,033            10,550        90%              2,522           2,586         (2%)
Transportation/other                     26,558             6,993       280%             24,597          22,001         12%
                                 -----------------  ---------------                --------------  ---------------
   Total revenues/sales                 353,250           184,787        91%             57,616          52,448         10%
                                                                                   ==============  ===============
Cost of utility gas sold                280,324           113,982       146%
                                 -----------------  ---------------
   Margin                               $72,926           $70,805         3%
                                 =================  ===============


Gas revenues and cost of utility gas sold increased significantly for the three- and six-month periods due to the large increase in natural gas prices. Gas margin decreased $1.4 million, or 6%, and increased $2.1 million, or 3%, for the three and six months ended June 30, 2001, respectively, compared with the same periods in 2000. Gas margins for both periods were reduced due to impacts of the higher natural gas costs as some customers either chose alternative fuel sources or used less natural gas. Contributing to the six-month increase were increased sales volumes from more favorable weather conditions in 2001 which contributed an estimated $9 million increase in gas margin, partially offset by losses associated with current commodity costs at WP&L, which are shared by ratepayers and shareowners.

IESU's and IPC's gas tariffs include PGA clauses that are designed to currently recover the cost of utility gas sold.

Non-regulated and Other Revenues - Details regarding Alliant
--------------------------------
Energy's non-regulated and other revenues and data relating to Whiting's oil and gas operations for the three and six months ended June 30 were as follows:

                                                                 Three Months                           Six Months
                                                      ------------------------------------  ------------------------------------
Non-regulated and other revenues (in thousands):           2001                2000               2001                2000
                                                      ----------------   -----------------  ------------------   ---------------
   Integrated Services                                      $48,210            $30,949            $132,410             $64,383
   Investments:
        Whiting (oil and gas)                                36,356             26,605              79,131              45,799
        Other                                                 6,526              5,746              12,497              11,071
   International                                              9,654               --                15,941                --
   Other                                                     12,176             12,089              23,895              24,442
                                                      ----------------   -----------------  ------------------   ---------------
                                                           $112,922            $75,389            $263,874            $145,695
                                                      ================   =================  ==================   ===============

                                                                Three Months                            Six Months
                                                      ------------------------------------   -----------------------------------
                                                           2001               2000                2001               2000
                                                      -----------------   ----------------   ------------------  ---------------
Whiting's volumes sold (in thousands):
     Oil (barrels)                                            532                 393               1,097                728
     Gas (thousand cubic feet)                              4,460               4,180               8,782              7,891
Whiting's product prices:
     Oil                                                   $25.15              $25.78              $25.34             $25.51
     Gas                                                    $4.26               $3.54               $5.12              $3.04


The increased Integrated Services revenues were due to acquisitions in the third and fourth quarters of 2000 of various energy services businesses and higher natural gas prices.
Ongoing acquisitions of additional oil and gas properties had a significant impact on the increased Whiting sales volumes. The 2001 International revenues resulted from the December 2000 change from the equity method of accounting to the consolidation method for an investment in China.

Other Operating Expenses - Other operation and maintenance
------------------------
expenses for the three and six months ended June 30 were as follows (in thousands):

                                                      Three Months                            Six Months
                                           -----------------------------------    -----------------------------------
                                                2001               2000                2001                2000
                                           ---------------    ----------------    ----------------    ---------------
Utility                                         $125,538           $136,445             $255,627           $259,206
Integrated Services                               45,457             32,001              125,642             61,516
Investments:
     Whiting (oil and gas)                        11,366              9,384               23,096             16,733
     Other                                         4,139              4,577                8,211              8,965
International                                      7,664                875               16,129              2,224
Other                                              2,822              5,080                6,477              9,396
                                           ---------------    ----------------    ----------------    ---------------
                                                $196,986           $188,362             $435,182           $358,040
                                           ===============    ================    ================    ===============

Other operation and maintenance expenses at the utility subsidiaries decreased $10.9 million and $3.6 million for the three- and six-month periods, respectively, primarily due to costs incurred in 2000 for: 1) a scheduled refueling outage at

Kewaunee; and 2) one-time fees associated with the transfer of the Iowa utility business from the MAPP reliability region to the MAIN region. Administrative and general expenses contributed to the three-month decrease while they partially offset the six-month decrease. Higher fossil-plant maintenance expenses partially offset the three-month decrease. The Integrated
Services increases were primarily due to expenses associated with the acquisitions of the various energy services businesses and the higher natural gas costs. The increase at Whiting was primarily due to the increased production volumes. The
International increases were primarily due to the December 2000 change from the equity method of accounting to the consolidation method for an investment in China.

Depreciation and amortization expense increased $8.2 million and $16.9 million for the three- and six-month periods, respectively, primarily due to the acquisitions at the non-regulated businesses, utility property additions and increased amortization expenses.

Taxes other than income taxes increased $2.9 million and $5.0 million for the three- and six-month periods, respectively, primarily due to increased payroll, gross receipts and property taxes.

Interest Expense and Other - Interest expense increased $5.8
--------------------------
million and $14.9 million for the three- and six-month periods, respectively, primarily due to higher non-regulated and utility borrowings to fund Alliant Energy's strategic growth initiatives, including Resources' investment in a Brazilian electric utility in January 2001 of approximately $60 million. The impact of lower interest rates on Alliant Energy's variable rate borrowings partially offset these increases.

In the second quarter of 2000, Alliant Energy reversed a first quarter 2000 charge of $39.5 million for contingent interest relating to Alliant Energy's obligation under certain 30-year exchangeable senior notes.

Equity income (loss) from Alliant Energy's unconsolidated investments for the three and six months ended June 30 was as follows (in thousands):

                                                       Three Months                          Six Months
                                             ----------------------------------   ----------------------------------
                                                  2001              2000                2001              2000
                                             ----------------------------------   ----------------------------------
ATC                                                $3,242               $--              $8,026                $--
Cargill-Alliant                                     2,091             2,453               5,094              2,601
Australia/New Zealand                               2,702             1,368               4,923              1,368
China                                                 988               (27)              2,391                248
Brazil                                                185            (1,965)             (1,295)              (739)
Other                                                (469)             (264)                (61)              (770)
                                             ----------------  ----------------   -----------------   --------------
                                                   $8,739            $1,565             $19,078             $2,708
                                             ================  ================   =================   ==============

Equity income from unconsolidated investments increased $7.2 million and $16.4 million for the three- and six-month periods, respectively, primarily due to ATC beginning operations on January 1, 2001 and a first quarter 2000 acquisition in Australia. All of Alliant Energy's remaining prospective tariff adjustments in Brazil were implemented in the second quarter of 2001, resulting in improved results in Brazil for the three-month period. The six-month increase was also impacted by higher earnings from Alliant Energy's energy-trading joint venture with Cargill-Alliant due to more buyers turning to energy experts to help them find stable, reliable sources of supply in the wake of volatile energy costs. Refer to "Outlook" for additional information regarding Brazil.

Alliant Energy sold 450,000 shares of its investment in McLeod in the first quarter of 2000, resulting in a pre-tax gain of $10.2 million, or $0.08 per share.

Miscellaneous, net income decreased $3.7 million and $14.6 million for the three- and six-month periods, respectively, primarily due to charges of $64.1 million and $149.2 million for the three and six months ended June 30, 2001, respectively, related to the change in value of the McLeod trading securities, partially offset by income of $57.2 million and $138.1 million, respectively, related to the change in value of the derivative component of Resources' exchangeable senior notes. Such decreases were partially offset by a $3 million gain on the sale of properties at Whiting in the second quarter of 2001. Also contributing to the six-month decrease were $4.1 million of interest income recognized at IESU in the first quarter of 2000 from a tax settlement and income realized from weather hedges at WP&L in the first quarter of 2000.

Income Taxes - The effective income tax rates were 31.2% and
------------
33.0% for the three- and six-month periods ended June 30, 2001, respectively, compared with 37.2% for the same periods last year. The decrease for both periods was primarily due to higher tax credits.

                    IESU RESULTS OF OPERATIONS

Overview - Second Quarter Results - IESU's earnings available for
---------------------------------
common stock increased $1.6 million for the three months ended June 30, 2001, compared with the same period in 2000, primarily due to an increased electric margin and a lower effective income tax rate, partially offset by higher other operation and maintenance expenses.

Electric Utility Operations - Electric margins and MWh sales for
---------------------------
IESU for the three months ended June 30 were as follows:

                                            Revenues and Costs                                   MWhs Sold
                                              (in thousands)                                   (in thousands)
                                     ----------------------------------                -------------------------------
                                           2001              2000          Change          2001             2000          Change
                                     -----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                                 $58,227           $50,192        16%               600             582           3%
Commercial                                   51,906            41,783        24%               697             643           8%
Industrial                                   59,972            46,021        30%             1,273           1,302          (2%)
                                     -----------------  ---------------                --------------  ---------------
   Total from ultimate customers            170,105           137,996        23%             2,570           2,527           2%
Sales for resale                             11,338             7,294        55%               296             254          17%
Other                                         3,652             3,037        20%                10              10          --
                                     -----------------  ---------------                --------------  ---------------
   Total revenues/sales                     185,095           148,327        25%             2,876           2,791           3%
                                                                                       ==============  ===============
Electric production fuels expense            33,638            25,049        34%
Purchased power expense                      43,617            17,718       146%
                                     -----------------  ---------------
   Margin                                  $107,840          $105,560         2%
                                     =================  ===============

Electric margins and MWh sales for IESU for the six months ended
June 30 were as follows:

                                            Revenues and Costs                                   MWhs Sold
                                              (in thousands)                                   (in thousands)
                                      ---------------------------------                -------------------------------
                                           2001              2000          Change          2001             2000          Change
                                      ----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                                $116,876          $105,134        11%             1,335           1,266           5%
Commercial                                   93,801            82,009        14%             1,334           1,276           5%
Industrial                                  102,098            88,226        16%             2,432           2,515          (3%)
                                      ----------------  ---------------                --------------  ---------------
   Total from ultimate customers            312,775           275,369        14%             5,101           5,057           1%
Sales for resale                             20,387            12,497        63%               547             501           9%
Other                                         7,064             6,169        15%                20              21          (5%)
                                      ----------------  ---------------                --------------  ---------------
   Total revenues/sales                     340,226           294,035        16%             5,668           5,579           2%
                                                                                       ==============  ===============
Electric production fuels expense            53,479            53,961        (1%)
Purchased power expense                      76,443            31,140       145%
                                      ----------------  ---------------
   Margin                                  $210,304          $208,934         1%
                                      ================  ===============

Electric margin increased $2.3 million, or 2%, and $1.4 million, or 1%, for the three- and six-month periods, respectively, primarily due to electric sales growth, including increased sales to higher-margin residential and commercial customers, partially offset by increased purchased-power capacity costs. Also contributing to the six-month increase were more favorable weather conditions in the first quarter of 2001 compared to the first quarter of 2000, when milder than normal weather conditions prevailed.

IESU's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased-power billings. Refer to "Utility Industry Review - Rates and Regulatory Matters" for discussion of an IUB fuel investigation.

Gas Utility Operations - Gas margins and Dth sales for IESU for
----------------------
the three months ended June 30 were as follows:

                                       Revenues and Costs                                   Dths Sold
                                         (in thousands)                                   (in thousands)
                                ----------------------------------                -------------------------------
                                      2001              2000          Change          2001             2000          Change
                                -----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                           $17,061           $16,642          3%             1,703           2,048         (17%)
Commercial                              7,933             7,617          4%               986           1,217         (19%)
Industrial                              3,626             2,187         66%               611             571           7%
Transportation/other                    2,613               999        162%             2,314           2,184           6%
                                -----------------  ---------------                --------------  ---------------
   Total revenues/sales                31,233            27,445         14%             5,614           6,020          (7%)
                                                                                  ==============  ===============
Cost of gas sold                       21,720            16,964         28%
                                -----------------  ---------------
   Margin                              $9,513           $10,481         (9%)
                                =================  ===============

Gas margins and Dth sales for IESU for the six months ended June
30 were as follows:

                                       Revenues and Costs                                   Dths Sold
                                         (in thousands)                                   (in thousands)
                                ----------------------------------                -------------------------------
                                      2001              2000          Change          2001             2000          Change
                                -----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                           $94,480           $53,856         75%             9,126           8,104          13%
Commercial                             48,496            25,319         92%             5,243           4,689          12%
Industrial                             10,041             5,288         90%             1,375           1,382          (1%)
Transportation/other                    5,412             2,411        124%             5,458           5,102           7%
                                -----------------  ---------------                --------------  ---------------
   Total revenues/sales               158,429            86,874         82%            21,202          19,277          10%
                                                                                  ==============  ===============
Cost of gas sold                      125,223            55,038        128%
                                -----------------  ---------------
   Margin                             $33,206           $31,836          4%
                                =================  ===============

Gas revenues and cost of gas sold increased significantly for the three- and six-month periods due to the large increase in natural gas prices. Such increases had no impact on IESU's gas margin given its rate recovery mechanism for gas costs. Gas margin decreased $1.0 million, or 9%, and increased $1.4 million, or 4%, for the three and six months ended June 30, 2001, respectively. Gas margins for both time periods were negatively impacted by higher natural gas costs as some customers either chose alternative fuel sources or used less natural gas. The six-month increase was largely due to more favorable weather conditions in the first quarter of 2001 compared with the first quarter of 2000.

IESU's gas tariffs include PGA clauses that are designed to currently recover the cost of gas sold.

Other Operating Expenses - IESU's other operation and maintenance
------------------------
expenses increased $1.0 million and $6.8 million for the three- and six-month periods, respectively, primarily due to increased energy delivery, fossil-plant maintenance and nuclear expenses, partially offset by reduced administrative and general expenses and one-time fees incurred in the second quarter of 2000 associated with the transfer from the MAPP reliability region to the MAIN region.

Interest Expense and Other - Miscellaneous, net income increased
--------------------------
$0.9 million and decreased $1.8 million for the three- and six-month periods, respectively. The six-month decrease was primarily due to interest income recognized from a tax settlement in the first quarter of 2000, partially offset by increases in other interest income.

Income Taxes - The effective income tax rates were 39.3% and
------------
39.0% for the three and six months ended June 30, 2001, respectively, compared with 44.7% and 42.7%, respectively, for the same periods last year. The decrease for both periods was due to decreases in property-related temporary differences for which deferred taxes are not provided pursuant to rate making principles.

                    WP&L RESULTS OF OPERATIONS

Overview - Second Quarter Results - WP&L's earnings available for
---------------------------------
common stock increased $0.3 million for the three months ended June 30, 2001, compared with the same period in 2000, primarily due to reduced operating expenses, largely offset by reduced electric and gas margins.

Electric Utility Operations - Electric margins and MWh sales for
---------------------------
WP&L for the three months ended June 30 were as follows:

                                            Revenues and Costs                                   MWhs Sold
                                              (in thousands)                                   (in thousands)
                                     ----------------------------------                -------------------------------
                                           2001              2000          Change          2001             2000          Change
                                     -----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                                $54,635            $54,563        --                702             669           5%
Commercial                                  33,603             32,240         4%               499             463           8%
Industrial                                  53,705             52,063         3%             1,160           1,205          (4%)
                                     -----------------  ---------------                --------------  ---------------
   Total from ultimate customers           141,943            138,866         2%             2,361           2,337           1%
Sales for resale                            32,529             29,061        12%               883             773          14%
Other                                        3,825              5,184       (26%)               17              13          31%
                                     -----------------  ---------------                --------------  ---------------
   Total revenues/sales                    178,297            173,111         3%             3,261           3,123           4%
                                                                                       ==============  ===============
Electric production fuels expense           28,195             26,703         6%
Purchased power expense                     50,796             38,063        33%
                                     -----------------  ---------------
   Margin                                  $99,306           $108,345        (8%)
                                     =================  ===============

Electric margins and MWh sales for WP&L for the six months ended
June 30 were as follows:

                                            Revenues and Costs                                   MWhs Sold
                                              (in thousands)                                   (in thousands)
                                     ----------------------------------                -------------------------------
                                           2001              2000          Change          2001             2000          Change
                                     -----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                                $121,213          $112,109         8%              1,609          1,507           7%
Commercial                                   68,130            61,935        10%              1,041            966           8%
Industrial                                  101,973            93,333         9%              2,256          2,332          (3%)
                                     -----------------  ---------------                --------------  ---------------
   Total from ultimate customers            291,316           267,377         9%              4,906          4,805           2%
Sales for resale                             67,872            54,018        26%              1,728          1,562          11%
Other                                         9,500            14,092       (33%)                33             35          (6%)
                                     -----------------  ---------------                --------------  ---------------
   Total revenues/sales                     368,688           335,487        10%              6,667          6,402           4%
                                                                                       ==============  ===============
Electric production fuels expense            63,267            50,501        25%
Purchased power expense                     103,166            71,820        44%
                                     -----------------  ---------------
   Margin                                  $202,255          $213,166        (5%)
                                     =================  ===============

Electric margin decreased $9.0 million, or 8%, and $10.9 million, or 5%, for the three- and six-month periods, respectively, primarily due to a second quarter 2000 change in estimate of WP&L's utility services rendered but unbilled at month-end of $10 million, the impact of the formation of ATC and lower energy conservation revenues. Such decreases were partially offset by electric sales growth, including increased sales to higher-margin residential and commercial customers. More favorable weather conditions in the first quarter of 2001 compared to the first quarter of 2000, when milder than normal weather conditions prevailed, also partially offset the six-month decrease. Refer to "Utility Industry Review - Rates and Regulatory Matters" for discussion of a WP&L FAC filing in December 2000.

Due to the formation of ATC on January 1, 2001, electric margin for the three and six months ended June 30, 2001 included expenses of $7 million and $14 million, respectively. Such expenses were offset by equity income, lower depreciation expense and reduced other operation and maintenance expenses, resulting in no significant net income impact due to the formation of ATC. Refer to
Note 5 of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 1. for additional information related to ATC.

Under PSCW rules, WP&L can seek emergency rate increases if the annual fuel and purchased-power costs are more than 3 percent higher than the estimated costs used to establish rates.

Gas Utility Operations - Gas margins and Dth sales for WP&L for
----------------------
the three months ended June 30 were as follows:

                                           Revenues and Costs                                   Dths Sold
                                             (in thousands)                                   (in thousands)
                                    ----------------------------------                -------------------------------
                                          2001              2000          Change          2001             2000          Change
                                    -----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                               $12,931           $11,470         13%             1,470           1,694         (13%)
Commercial                                  6,963             5,920         18%               979           1,117         (12%)
Industrial                                  1,085               906         20%               156             192         (19%)
Transportation/other                        3,626             1,219        197%             3,150           2,772          14%
                                    -----------------  ---------------                --------------  ---------------
   Total revenues/sales                    24,605            19,515         26%             5,755           5,775          --
                                                                                      ==============  ===============
Cost of gas sold                           15,825             9,638         64%
                                    -----------------  ---------------
   Margin                                  $8,780            $9,877        (11%)
                                    =================  ===============

Gas margins and Dth sales for WP&L for the six months ended June
30 were as follows:

                                           Revenues and Costs                                   Dths Sold
                                             (in thousands)                                   (in thousands)
                                    ----------------------------------                -------------------------------
                                          2001              2000          Change          2001             2000          Change
                                    -----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                               $80,024            $44,483        80%              7,578           6,987          8%
Commercial                                 43,959             23,226        89%              4,663           4,467          4%
Industrial                                  6,751              3,638        86%                736             779         (6%)
Transportation/other                       19,503              3,454       465%              8,554           6,841         25%
                                    -----------------  ---------------                --------------  ---------------
   Total revenues/sales                   150,237             74,801       101%             21,531          19,074         13%
                                                                                      ==============  ===============
Cost of gas sold                          122,077             44,967       171%
                                    -----------------  ---------------
   Margin                                 $28,160            $29,834        (6%)
                                    =================  ===============

Gas revenues and cost of gas sold increased significantly for the three- and six-month periods due to the large increase in natural gas prices. Gas margin decreased $1.1 million, or 11%, and $1.7 million, or 6%, for the three- and six-month periods, respectively, primarily due to impacts of the higher natural gas costs as some customers either chose alternative fuel sources or used less natural gas. Also contributing to the six-month decrease were losses associated with current commodity costs, which are shared by ratepayers and shareowners, partially offset by increased natural gas sales due to more favorable weather conditions in the first quarter of 2001 compared to the first quarter of 2000.

Other Operating Expenses - Other operation and maintenance
------------------------
expenses decreased $9.2 million and $9.5 million for the three- and six-month periods, respectively, primarily due to lower nuclear expenses and the impact of the formation of ATC. The lower nuclear expenses were primarily due to a planned second quarter 2000 refueling outage at Kewaunee.

Taxes other than income taxes increased $1.1 million and $2.2 million for the three- and six-month periods, respectively, due to increased gross receipts and payroll taxes.

Interest Expense and Other - Equity income from unconsolidated
--------------------------
investments increased $3.3 million and $8.1 million for the three- and six-month periods, respectively, due to ATC beginning operations on January 1, 2001.

Miscellaneous, net income decreased $4.8 million for the six-month period primarily due to income realized from weather hedges in the first quarter of 2000.

Income Taxes - The effective income tax rates were 38.2% and 38.3% for the
------------
three and six months ended June 30, 2001, respectively, compared with 38.4% and 37.5%, respectively, for the same periods last year.

                  LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for Six-Month Periods - Alliant Energy's cash flows from
--------------------------------
operating activities increased $22 million primarily due to changes in working capital; cash flows from financing activities decreased $393 million primarily due to net changes in the amount of debt outstanding; and cash flows used for investing activities decreased $394 million primarily due to the January 2000 Brazil investment. IESU's cash flows from operating activities decreased $15 million primarily due to a scheduled nuclear refueling outage in the second quarter of 2001 and cash flows from financing activities increased $71 million primarily due to changes in the amount of debt outstanding. WP&L's cash flows from operating activities decreased
$41 million primarily due to changes in working capital; cash flows used for financing activities increased $37 million primarily due to the payment of common stock dividends in 2001; and cash flows used for investing activities decreased $76 million due to proceeds received from the transfer of its transmission assets to ATC. WP&L did not declare a common stock dividend in 2000 as part of the management of its capital structure.

Long-Term Debt - Refer to Note 7 of Alliant Energy's "Notes to
--------------
Consolidated Financial Statements" in Item 1. for discussion of long-term debt issued by IESU in March 2001.

Sale of Accounts Receivable - To maintain flexibility in its
---------------------------
capital structure and to take advantage of favorable short-term rates, IESU and WP&L use proceeds from the sale of accounts receivable and unbilled revenues to finance a portion of their long-term cash needs. Alliant Energy and the utility subsidiaries received all necessary approvals in late March 2001 for a combined accounts receivable sale program whereby each utility, including IPC, sells its respective receivables on a limited recourse basis through wholly-owned special purpose entities to an affiliated financing entity, which in turn sells the receivables to an outside investor. The new program became operational in the second quarter of 2001 and replaces the previously existing programs for IESU and WP&L.

Investments - Under PUHCA, certain investments of Alliant Energy
-----------
in exempt wholesale generators and foreign utility companies are limited to 50 percent of Alliant Energy's consolidated retained earnings. In May 2001, Alliant Energy filed an application with the SEC to request, among other things, aggregate investment authority with respect to exempt wholesale generators and foreign utility companies in the amount of $1.75 billion. The application is currently under review with the SEC. Alliant Energy expects the SEC will approve an increase in Alliant Energy's investment authority from 50 percent to 100 percent of consolidated retained earnings in the third quarter of 2001 and reserve jurisdiction over the increase to $1.75 billion to a later date.

In July 2001, Alliant Energy and Resources made another on-going, routine filing with the SEC requesting, among other things, approval for a program of external financing, credit support agreements and other related proposals for the period through December 31, 2004.

Construction and Acquisition Expenditures - To help ensure
-----------------------------------------
electric service reliability for its customers, Alliant Energy has announced a program called PowerPledge, which is designed to increase Alliant Energy's power supply, upgrade existing systems and use more renewable energy sources. Through this program, Alliant Energy's utility subsidiaries plan to invest $2 billion over the next five years (beginning in 2001) in utility infrastructure designed to improve reliability.

Alliant Energy's subsidiaries also announced their interest in developing new electric power generation capacity in Iowa and Wisconsin over the next 10 years with an estimated investment of $2.5 billion. In Iowa, IESU announced a willingness to develop up to 1,200 MW of new electric power generation over the next 10 years. In Wisconsin, WP&L announced plans to develop up to 800 MW of new electric power generation over the next 10 years. The Wisconsin plans include the addition of 500 MW of coal-fired and 100 MW of natural gas-fired generation by 2006 and an additional 200 MW of combined-cycle gas generation by 2011. Both the Iowa and Wisconsin proposals are subject to various conditions, including the receipt of applicable regulatory approval and the receipt of a reasonable return on IESU's and WP&L's investments.

                           OTHER MATTERS

Refer to Note 4 of IESU's "Notes to Consolidated Financial Statements" in Item 1. for discussion of a merger between IESU and IPC that is currently expected to be completed by January 1, 2002.

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

Equity Price Risk - At June 30, 2001 and December 31, 2000, Alliant Energy
-----------------
had an investment in the stock of McLeod, a publicly traded telecommunications company, valued at $257 million and $791 million, respectively. In addition to the equity risk associated with the investment in McLeod, Alliant Energy also has equity risk related to the option liability embedded within Resources' exchangeable senior notes. A 10 percent increase (decrease) in the quoted market price at June 30, 2001 and December 31, 2000 would not have a significant impact on net income as any resulting increase (decrease) in the value of the option would be substantially offset by a corresponding increase (decrease) in the value of the McLeod shares classified as trading (valued at $72 million and $221 million at June 30, 2001 and December 31, 2000, respectively). At June 30, 2001 and December 31, 2000, the McLeod available-for-sale securities were valued at $185 million and $570 million, respectively. A 10 percent increase (decrease) in the quoted market price at June 30, 2001 and December 31, 2000 would have increased (decreased) the value of the investment of the available-for-sale securities by $19 million and $57 million, respectively.

Currency Risk - Alliant Energy has investments in various
-------------
countries where the net investments are not hedged, including Australia, Brazil, China and New Zealand. As a result, these investments are subject to currency exchange risk with fluctuations in currency exchange rates. At June 30, 2001 and December 31, 2000, Alliant Energy had a cumulative foreign currency translation loss of $130 million and $60 million, respectively, recorded in "Accumulated other comprehensive income" on its Consolidated Balance Sheets that primarily related to decreases in value of the Brazil real, New Zealand dollar and Australian dollar in relation to the U.S. dollar. Based on Alliant Energy's investments at June 30, 2001 and December 31, 2000, a 10 percent sustained increase (decrease) over the next 12 months in the foreign exchange rates of Australia, Brazil, China and New Zealand would increase (decrease) the cumulative foreign currency translation gain/loss by $47 million and $46 million, respectively.

Accounting Pronouncements
In July 2001, the FASB issued SFAS 141, "Business Combinations," which requires that, among other things, all business combinations be accounted for under the purchase method for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which will result in goodwill no longer being amortized to earnings. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The amortization of goodwill existing as of June 30, 2001 ceases upon adoption of SFAS 142, which will be January 1, 2002 for Alliant Energy. Alliant Energy has not yet fully quantified the impacts of SFAS 142 on its financial condition or results of operations.

                              OUTLOOK

Alliant Energy currently estimates that earnings per share from continuing operations for 2001 will be in the $2.40 to $2.55 range. Drivers for Alliant Energy's 2001 earnings estimate include, but are not limited to: normal weather conditions in its utility service territories; continued economic development and sales growth in its utility service territories; continued cost control and operational efficiencies in its utility operations; ability to recover its purchased-power and fuel costs, both domestically and internationally; ability to offset start-up and growth-related interest expenses in its non-regulated businesses with sales of non-strategic assets and to redeploy such proceeds into more strategic earnings-generating investments; continued improved profitability of its international investments;
continued improved profitability of its non-regulated businesses as a whole, including oil and gas, electricity trading, integrated energy and transportation services; stable oil and gas prices;
and other stable business conditions. In addition, the accuracy of the earnings estimate is further subject to future developments relating to Alliant Energy's utility investments in Brazil.

Brazil is experiencing drought conditions, which will have a negative impact on Alliant Energy's 2001 earnings given that the large majority of generation in Brazil is hydroelectric. However, Alliant Energy expects to be able to mitigate a significant portion of this negative earnings impact as a result of its current ability to sell its excess energy into the wholesale power market. The Brazilian government is currently reviewing the make-up of such market in Brazil and thus it is possible that changes in current government regulations could be forthcoming. Assuming Alliant Energy can continue to sell its excess energy into the market under the current government regulations, Alliant Energy still expects the impact its Brazilian investments will have on its 2001 earnings will be minimal. In addition, several of Alliant Energy's other non-regulated businesses continue to generate strong earnings which also should offset some or all of the impact of the Brazil drought.

Alliant Energy's strategic plan includes aggressively investing in generation and other energy-related projects; better connecting with customers through enhanced service reliability, value-added products and services, and e-business initiatives; and growing the non-regulated side of its business through partnerships and acquisitions in generation projects, international markets and other strategic initiatives. Alliant Energy believes that successful implementation of these strategies will contribute significantly to Alliant Energy achieving its targeted annual growth rate in earnings from continued operations of 7 to 10 percent. Alliant Energy expects its non-regulated businesses to contribute 25 percent of such earnings within the next several years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported under Item 2. MD&A "Other Matters - Market Risk
Sensitive Instruments and Positions."

                    PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In an effort to grow and expand as a Wisconsin-based company, Alliant Energy and WP&L filed a federal lawsuit in October 2000, seeking declaratory relief regarding whether certain provisions of WUHCA are unconstitutional as a violation of the interstate commerce and equal protection provisions of the U.S.
constitution. Alliant Energy and WP&L are challenging the provisions of WUHCA which restrict ownership in utility holding companies, limit the investments those companies can make and place significant restrictions on companies that invest in Wisconsin utility holding companies. Alliant Energy and WP&L also requested that the court consider the constitutionality of issues related to the asset cap on non-utility investments imposed by WUHCA. Alliant Energy and WP&L were seeking only declaratory relief and not damages in the litigation. In
February 2001, the lawsuit was dismissed based on lack of allegations of "injury in fact." Alliant Energy and WP&L filed a motion for reconsideration with the court, which was denied in April 2001. Alliant Energy and WP&L have appealed the lower court's rulings to the 7th Circuit Court of Appeals. Briefing of the appeal will be concluded by mid-August, with a decision expected by Fall 2002. Alliant Energy and WP&L cannot currently predict the outcome of this litigation.

Alliant Energy received an adverse ruling in 1999 from a U.S. district court judge dealing with an income tax refund claim Alliant Energy filed relating to capital losses disallowed under audit by the IRS. The district court judge also disallowed certain related deductions allowed by the IRS as an offset against a tax refund due to Alliant Energy. Alliant Energy appealed the district court's ruling and the IRS appealed the decision which led to the tax refund due to Alliant Energy. In June 2001, the U.S. Court of Appeals for the Eighth Circuit ruled in Alliant Energy's favor with respect to both tax issues. In July 2001, the government filed a petition for rehearing with the U.S. Court of Appeals related to the capital losses allowed in the Eighth Circuit opinion. Alliant Energy believes the resolution of these issues will not have a material adverse impact on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ALLIANT ENERGY
At Alliant Energy's annual meeting of shareowners held on May 23, 2001, Jack B. Evans, Joyce L. Hanes, David A. Perdue and Judith
D. Pyle were elected as directors of Alliant Energy for terms expiring in 2004. The following sets forth certain information with respect to the election of these directors at the annual meeting.

Name of Nominee   Votes For     Votes Withheld
---------------   ---------     --------------
Jack B. Evans     66,623,375      1,231,621
Joyce L. Hanes    66,508,598      1,346,398
David A. Perdue   66,537,899      1,317,097
Judith D. Pyle    66,553,302      1,301,694

The following table sets forth the other directors of Alliant
Energy whose terms of office continued after the 2001 annual meeting.

Name of Director               Year in Which Term Expires
----------------               --------------------------
Alan B. Arends                            2002
Katharine C. Lyall                        2002
Anthony R. Weiler                         2002
Erroll B. Davis, Jr.                      2003
Lee Liu                                   2003
Robert W. Schlutz                         2003
Wayne H. Stoppelmoor                      2003

Effective as of the date of the annual meeting, Rockne G. Flowers and Milton E. Neshek both retired and Arnold M. Nemirow resigned from the Alliant Energy board of directors.

WP&L
At WP&L's annual meeting of shareowners held on May 30, 2001, Jack B. Evans, Joyce L. Hanes, David A. Perdue and Judith D. Pyle were elected as directors of WP&L for terms expiring in 2004.
The following sets forth certain information with respect to the election of these directors at the annual meeting.

Name of Nominee   Votes For     Votes Withheld
---------------   ---------     --------------
Jack B. Evans     13,594,143     3,402
Joyce L. Hanes    13,593,660     3,885
David A. Perdue   13,593,974     3,571
Judith D. Pyle    13,594,171     3,374

The following table sets forth the other directors of WP&L whose terms of office continued after the 2001 annual meeting.

Name of Director               Year in Which Term Expires
----------------               --------------------------
Alan B. Arends                            2002
Katharine C. Lyall                        2002
Anthony R. Weiler                         2002
Erroll B. Davis, Jr.                      2003
Lee Liu                                   2003
Robert W. Schlutz                         2003
Wayne H. Stoppelmoor                      2003


Effective as of the date of the annual meeting, Rockne G. Flowers and Milton E. Neshek both retired and Arnold M. Nemirow resigned from the WP&L board of directors.

IESU
At IESU's annual meeting of shareowners held on May 16, 2001, Jack B. Evans, Joyce L. Hanes, David A. Perdue and Judith D. Pyle were elected as directors of IESU for terms expiring in 2004. Alliant Energy voted all of the outstanding shares of common stock of IESU (consisting of 13,370,788 shares) in favor of the election of the aforementioned individuals.

The following table sets forth the other directors of IESU whose terms of office continued after the 2001 annual meeting.

Name of Director               Year in Which Term Expires
----------------               --------------------------
Alan B. Arends                            2002
Katharine C. Lyall                        2002
Anthony R. Weiler                         2002
Erroll B. Davis, Jr.                      2003
Lee Liu                                   2003
Robert W. Schlutz                         2003
Wayne H. Stoppelmoor                      2003


Effective as of the date of the annual meeting, Rockne G. Flowers and Milton E. Neshek both retired and Arnold M. Nemirow resigned from the IESU board of directors.

A special meeting of shareowners of IESU was convened on April 3, 2001, was adjourned, and reconvened on April 23, 2001. At the meeting, Alliant Energy voted all of the outstanding shares of common stock of IESU (consisting of 13,370,788 shares) in favor of the following matters. In addition, the following matters were submitted to a vote of preferred shareowners.

                                                                      4.30% Series          4.80% Series          6.10% Series
                                                                    ------------------   -------------------   -------------------
Approval and adoption of the Agreement and Plan of Merger,
 dated as of March 15, 2000, as amended, by and between IESU and IPC
      Votes for                                                            112,058               74,882                69,558
      Votes against                                                            340               14,440                   874
      Votes abstain                                                           --                  1,702                   177
      Broker non-votes                                                        --                   --                    --

Approval and adoption of the amendment to IESU's Amended
 and Restated Articles of Incorporation creating the
 class of new IESU Class A preferred stock
      Votes for                                                            112,058               74,877                69,050
      Votes against                                                            340               14,328                 1,524
      Votes abstain                                                           --                  1,819                    35
      Broker non-votes                                                        --                   --                    --

Approval and adoption of the amendment to IESU's Amended
 and Restated Articles of Incorporation changing IESU's
 name to Interstate Power and Light Company upon the
 effectiveness of the merger
      Votes for                                                            111,058               74,748                69,135
      Votes against                                                          1,340               14,442                   874
      Votes abstain                                                           --                  1,834                   600
      Broker non-votes                                                        --                   --                    --


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
    ---------

    None.

(b) Reports on Form 8-K:
    --------------------

    Alliant Energy - None.

    IESU - None.

    WP&L - None.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, IES Utilities Inc. and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of August 2001.


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
