Form 10-Q
period 2001-09-30
IES UTILITIES INC; WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2001-11-14
CIK 52485, 107832, 352541

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2001
                                     ------------------

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

Number of shares outstanding of each class of common stock as of October 31, 2001:

Alliant Energy Corporation                 Common stock, $.01 par value, 79,522,785 shares outstanding

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


                                                     CONTENTS

                                                                                                     Page
                                                                                                     ----
Part I.         Financial Information                                                                  4

     Item 1.    Consolidated Financial Statements                                                      4

                Alliant Energy Corporation:
                ---------------------------
                Consolidated Statements of Income for the Three and Nine Months Ended
                     September 30, 2001 and 2000                                                       4
                Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000             5
                Consolidated Statements of Cash Flows for the Nine Months Ended
                     September 30, 2001 and 2000                                                       7
                Notes to Consolidated Financial Statements                                             8

                IES Utilities Inc.:
                -------------------
                Consolidated Statements of Income for the Three and Nine Months Ended
                     September 30, 2001 and 2000                                                      16
                Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000            17
                Consolidated Statements of Cash Flows for the Nine Months Ended
                     September 30, 2001 and 2000                                                      19
                Notes to Consolidated Financial Statements                                            20

                Wisconsin Power and Light Company:
                ----------------------------------
                Consolidated Statements of Income for the Three and Nine Months Ended
                     September 30, 2001 and 2000                                                      22
                Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000            23
                Consolidated Statements of Cash Flows for the Nine Months Ended
                     September 30, 2001 and 2000                                                      25
                Notes to Consolidated Financial Statements                                            26

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                            28

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk                            42

Part II.        Other Information                                                                     42

     Item 1.    Legal Proceedings                                                                     42

     Item 6.    Exhibits and Reports on Form 8-K                                                      43

                Signatures                                                                            43




                                                    DEFINITIONS

Certain abbreviations or acronyms used in the text and notes of this combined Form 10-Q are defined below:

Abbreviation or Acronym                                  Definition
-----------------------                                  ----------
Alliant Energy......................................     Alliant Energy Corporation
ATC.................................................     American Transmission Company, LLC
Capstone............................................     Capstone Turbine Corporation
Cargill-Alliant.....................................     Cargill-Alliant, L.L.C.
Corporate Services..................................     Alliant Energy Corporate Services, Inc.
DAEC................................................     Duane Arnold Energy Center
Dth.................................................     Dekatherm
EAC.................................................     Energy Adjustment Clause
FASB................................................     Financial Accounting Standards Board
FERC................................................     Federal Energy Regulatory Commission
IESU................................................     IES Utilities Inc.
IPC.................................................     Interstate Power Company
IRS.................................................     Internal Revenue Service
IUB.................................................     Iowa Utilities Board
Kewaunee............................................     Kewaunee Nuclear Power Plant
MAIN................................................     Mid-America Interconnected Network, Inc.
MAPP................................................     Mid-Continent Area Power Pool
McLeod..............................................     McLeodUSA Incorporated
MD&A................................................     Management's Discussion and Analysis of Financial
                                                         Condition and Results of Operations
MW..................................................     Megawatt
MWh.................................................     Megawatt-Hour
NRC.................................................     Nuclear Regulatory Commission
OCA.................................................     Office of Consumer Advocate
PGA.................................................     Purchased Gas Adjustment
PSCW................................................     Public Service Commission of Wisconsin
PUHCA...............................................     Public Utility Holding Company Act of 1935
Resources...........................................     Alliant Energy Resources, Inc.
SEC.................................................     Securities and Exchange Commission
SFAS................................................     Statement of Financial Accounting Standards
South Beloit........................................     South Beloit Water, Gas & Electric Company
STB.................................................     U.S. Surface Transportation Board
TRANSLink...........................................     TRANSLink Transmission Co. LLC
Union Pacific.......................................     Union Pacific Railroad
U.S. ...............................................     United States
Whiting.............................................     Whiting Petroleum Corporation
WP&L................................................     Wisconsin Power and Light Company
WUHCA...............................................     Wisconsin Utility Holding Company Act


                                                 PART I. FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
                                                   ALLIANT ENERGY CORPORATION
                                           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                 For the Three Months                  For the Nine Months
                                                                  Ended September 30,                  Ended September 30,
                                                                 2001             2000               2001              2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                           (in thousands, except per share amounts)
Operating revenues:
  Electric utility                                                $519,851         $480,763         $1,367,281        $1,248,228
  Gas utility                                                       42,979           41,369            396,229           226,156
  Non-regulated and other                                          103,435           81,060            367,309           226,755
                                                            ---------------   --------------     --------------    --------------
                                                                   666,265          603,192          2,130,819         1,701,139
                                                            ---------------   --------------     --------------    --------------
---------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                               94,894           80,605            248,040           213,990
  Purchased power                                                  108,177           85,553            318,024           222,690
  Cost of utility gas sold                                          23,660           22,660            303,984           136,642
  Other operation and maintenance                                  194,663          168,522            629,845           526,562
  Depreciation and amortization                                     85,502           79,625            256,278           233,506
  Taxes other than income taxes                                     25,643           26,206             83,628            79,171
                                                            ---------------   --------------     --------------    --------------
                                                                   532,539          463,171          1,839,799         1,412,561
                                                            ---------------   --------------     --------------    --------------
---------------------------------------------------------------------------------------------------------------------------------
Operating income                                                   133,726          140,021            291,020           288,578
                                                            ---------------   --------------     --------------    --------------
---------------------------------------------------------------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                  46,169           45,040            143,500           127,452
  Equity income from unconsolidated investments                    (11,688)          (9,890)           (30,766)          (12,598)
  Allowance for funds used during construction                      (3,373)          (2,186)            (8,845)           (6,825)
  Preferred dividend requirements of subsidiaries                    1,680            1,679              5,040             5,035
  Gain on reclassification of investments                                -         (321,349)                 -          (321,349)
  Gain on sale of McLeodUSA Inc. stock                                   -                -                  -           (10,206)
  Miscellaneous, net                                                 8,518           (8,216)             3,412           (27,948)
                                                            ---------------   --------------     --------------    --------------
                                                                    41,306         (294,922)           112,341          (246,439)
                                                            ---------------   --------------     --------------    --------------
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                          92,420          434,943            178,679           535,017
                                                            ---------------   --------------     --------------    --------------
---------------------------------------------------------------------------------------------------------------------------------
Income taxes                                                        30,135          175,403             59,709           213,879
                                                            ---------------   --------------     --------------    --------------
---------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in
   accounting principle, net of tax                                 62,285          259,540            118,970           321,138
                                                            ---------------   --------------     --------------    --------------
---------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of a change in accounting
   principle, net of tax                                                 -           16,708                  -            16,708
                                                            ---------------   --------------     --------------    --------------
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                         $62,285         $276,248           $118,970          $337,846
                                                            ===============   ==============     ==============    ==============
---------------------------------------------------------------------------------------------------------------------------------
Average number of common shares outstanding - basic                 79,240           79,004             79,107            79,001
                                                            ===============   ==============     ==============    ==============
---------------------------------------------------------------------------------------------------------------------------------
Earnings per average common share - basic:
   Income before cumulative effect of a change
       in accounting principle                                       $0.79            $3.29              $1.50             $4.07
   Cumulative effect of a change in accounting principle                 -             0.21                  -              0.21
                                                            ---------------   --------------     --------------    --------------
   Net income                                                        $0.79            $3.50              $1.50             $4.28
                                                            ===============   ==============     ==============    ==============
---------------------------------------------------------------------------------------------------------------------------------
Average number of common shares outstanding - diluted               79,350           79,160             79,241            79,202
                                                            ===============   ==============     ==============    ==============
---------------------------------------------------------------------------------------------------------------------------------
Earnings per average common share - diluted:
   Income before cumulative effect of a change
       in accounting principle                                       $0.78            $3.28              $1.50             $4.06
   Cumulative effect of a change in accounting principle                 -             0.21                  -              0.21
                                                            ---------------   --------------     --------------    --------------
   Net income                                                        $0.78            $3.49              $1.50             $4.27
                                                            ===============   ==============     ==============    ==============
---------------------------------------------------------------------------------------------------------------------------------
Dividends declared per common share                                  $0.50            $0.50              $1.50             $1.50
                                                            ===============   ==============     ==============    ==============
---------------------------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                ALLIANT ENERGY CORPORATION
                                                CONSOLIDATED BALANCE SHEETS

                                                                                      September 30,
                                                                                         2001               December 31,
ASSETS                                                                                (Unaudited)               2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                                (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                            $5,005,456             $5,203,069
      Gas                                                                                    589,134                574,390
      Other                                                                                  507,042                474,116
                                                                                   ------------------     ------------------
                                                                                           6,101,632              6,251,575
    Less - Accumulated depreciation                                                        3,340,599              3,296,546
                                                                                   ------------------     ------------------
                                                                                           2,761,033              2,955,029
    Construction work in progress                                                            178,534                130,856
    Nuclear fuel, net of amortization                                                         58,532                 61,935
                                                                                   ------------------     ------------------
                                                                                           2,998,099              3,147,820
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $205,654 and $209,072, respectively                     808,640                571,487
                                                                                   ------------------     ------------------
                                                                                           3,806,739              3,719,307
                                                                                   ------------------     ------------------

----------------------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                                         92,542                148,415
  Restricted cash                                                                             49,951                  3,512
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $6,591 and $3,762, respectively                                                      44,417                122,895
    Unbilled utility revenues                                                                 47,556                124,515
    Other, less allowance for doubtful accounts
      of $800 and $484, respectively                                                          40,356                 45,829
  Production fuel, at average cost                                                            46,882                 46,627
  Materials and supplies, at average cost                                                     58,208                 55,930
  Gas stored underground, at average cost                                                     61,092                 41,359
  Prepaid gross receipts tax                                                                  18,609                 23,088
  Regulatory assets                                                                           14,879                 29,348
  Other                                                                                       74,517                 69,463
                                                                                   ------------------     ------------------
                                                                                             549,009                710,981
                                                                                   ------------------     ------------------

----------------------------------------------------------------------------------------------------------------------------

Investments:
  Investment in available-for-sale securities of McLeodUSA Inc.                               31,121                569,951
  Investment in trading securities of McLeodUSA Inc.                                          12,039                220,912
  Investments in unconsolidated foreign entities                                             526,099                507,655
  Nuclear decommissioning trust funds                                                        316,546                307,940
  Other                                                                                      221,549                132,203
                                                                                   ------------------     ------------------
                                                                                           1,107,354              1,738,661
                                                                                   ------------------     ------------------

----------------------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                          278,917                270,779
  Deferred charges and other                                                                 306,992                294,038
                                                                                   ------------------     ------------------
                                                                                             585,909                564,817
                                                                                   ------------------     ------------------

----------------------------------------------------------------------------------------------------------------------------

Total assets                                                                              $6,049,011             $6,733,766
                                                                                   ==================     ==================

----------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                           ALLIANT ENERGY CORPORATION
                                     CONSOLIDATED BALANCE SHEETS (Continued)

                                                                              September 30,
                                                                                  2001              December 31,
CAPITALIZATION AND LIABILITIES                                                 (Unaudited)              2000
------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands, except share amounts)
Capitalization:
  Common stock - $0.01 par value - authorized 200,000,000 shares;
    outstanding 79,420,078 and 79,010,114 shares, respectively                         $794                  $790
  Additional paid-in capital                                                        961,659               947,504
  Retained earnings                                                                 818,629               818,162
  Accumulated other comprehensive income (loss)                                    (177,187)              271,867
  Shares in deferred compensation trust - 69,466 and 28,825 shares
    at an average cost of $30.75 and $29.52 per share, respectively                  (2,136)                 (851)
                                                                          ------------------    ------------------
       Total common equity                                                        1,601,759             2,037,472
                                                                          ------------------    ------------------

  Cumulative preferred stock of subsidiaries, net                                   113,912               113,790
  Long-term debt (excluding current portion)                                      2,206,782             1,910,116
                                                                          ------------------    ------------------
                                                                                  3,922,453             4,061,378
                                                                          ------------------    ------------------

------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                               10,696                92,477
  Variable rate demand bonds                                                         55,100                55,100
  Commercial paper                                                                  310,420               283,885
  Notes payable                                                                      50,030                50,067
  Other short-term borrowings                                                        99,202               110,783
  Accounts payable                                                                  252,163               296,959
  Accrued taxes                                                                     110,801                87,484
  Other                                                                             167,444               177,580
                                                                          ------------------    ------------------
                                                                                  1,055,856             1,154,335
                                                                          ------------------    ------------------

------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                 681,974               931,675
  Accumulated deferred investment tax credits                                        60,336                67,364
  Pension and other benefit obligations                                              69,823                65,399
  Environmental liabilities                                                          62,532                64,532
  Derivative liability                                                                2,093               181,925
  Other                                                                             193,944               207,158
                                                                          ------------------    ------------------
                                                                                  1,070,702             1,518,053
                                                                          ------------------    ------------------

------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                             $6,049,011            $6,733,766
                                                                          ==================    ==================

------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                               ALLIANT ENERGY CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 For the Nine Months Ended September 30,
                                                                                      2001                     2000
--------------------------------------------------------------------------------------------------------------------------
                                                                                               (in thousands)
Cash flows from operating activities:
  Net income                                                                            $118,970                 $337,846
  Adjustments to reconcile net income to net cash flows
    from operating activities:
    Depreciation and amortization                                                        256,278                  233,506
    Amortization of nuclear fuel                                                          13,344                   13,907
    Amortization of deferred energy efficiency expenditures                               16,109                   19,065
    Deferred tax expense (benefits) and investment tax credits                           (19,444)                 117,229
    Gains on dispositions of assets, net                                                  (7,013)                 (18,390)
    Gain on reclassification of investments                                                    -                 (321,349)
    Cumulative effect of a change in accounting principle, net of tax                          -                  (16,708)
    Equity income from unconsolidated investments, net                                   (30,766)                 (12,598)
    Other                                                                                 28,471                   10,568
  Other changes in assets and liabilities:
    Accounts receivable                                                                  160,910                  (11,137)
    Gas stored underground                                                               (19,733)                 (22,782)
    Accounts payable                                                                     (38,291)                  (6,474)
    Accrued taxes                                                                         23,317                   40,484
    Benefit obligations and other                                                        (25,590)                   3,725
                                                                             --------------------    ---------------------
       Net cash flows from operating activities                                          476,562                  366,892
                                                                             --------------------    ---------------------
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Common stock dividends declared                                                     (118,503)                (118,475)
    Proceeds from issuance of common stock                                                11,403                      817
    Net change in Resources' credit facility                                             248,500                   51,652
    Proceeds from issuance of exchangeable senior notes                                        -                  402,500
    Proceeds from issuance of other long-term debt                                       205,392                  118,649
    Reductions in other long-term debt                                                  (146,678)                 (63,282)
    Net change in other short-term borrowings                                           (136,713)                 (28,550)
    Other                                                                                (39,773)                 (24,112)
                                                                             --------------------    ---------------------
       Net cash flows from financing activities                                           23,628                  339,199
                                                                             --------------------    ---------------------
--------------------------------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
    Construction and acquisition expenditures:
       Utility operations                                                               (254,267)                (212,440)
       Non-regulated businesses and other                                               (376,067)                (564,568)
    Nuclear decommissioning trust funds                                                  (19,879)                 (19,879)
    Proceeds from formation of ATC and other asset dispositions                          110,534                   69,355
    Other                                                                                (16,384)                 (20,959)
                                                                             --------------------    ---------------------
       Net cash flows used for investing activities                                     (556,063)                (748,491)
                                                                             --------------------    ---------------------
--------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and temporary cash investments                                      (55,873)                 (42,400)
                                                                             --------------------    ---------------------
--------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                               148,415                  113,669
                                                                             --------------------    ---------------------
--------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                                     $92,542                  $71,269
                                                                             ====================    =====================
--------------------------------------------------------------------------------------------------------------------------
Supplemental cash flows information:
    Cash paid during the period for:
       Interest                                                                         $142,900                 $111,202
                                                                             ====================    =====================
       Income taxes                                                                      $56,673                  $61,298
                                                                             ====================    =====================
    Noncash investing and financing activities:
       Capital lease obligations incurred and other                                      $19,759                     $338
                                                                             ====================    =====================
--------------------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

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

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and nine months ended September 30, 2001 and 2000, (b) the consolidated financial position at September 30, 2001 and December 31, 2000, and (c) the consolidated statement of cash flows for the nine months ended September 30, 2001 and 2000, have been made. Because of the seasonal nature of Alliant Energy's utility operations, results for the three and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

2. Alliant Energy's comprehensive income (loss), and the components of other comprehensive loss, net of taxes, for the three and nine months ended September 30 were as follows (in thousands):


                                                                          Three Months                        Nine Months
                                                                 --------------------------------    -----------------------------
                                                                      2001               2000             2001             2000
                                                                 -------------    ---------------    --------------   ------------
Net income                                                           $62,285           $276,248         $118,970         $337,846
  Other comprehensive loss:
     Unrealized losses on securities:
       Unrealized holding losses arising during                     (105,306)                                             (63,414)
         period, net of tax (1)                                                        (132,251)        (335,391)
       Less:  adjustment for gain on reclassification of
         investments included in net income, net of tax (2)               --            187,296               --          187,296
       Less:  reclassification adjustment for other gains
         included in net income, net of tax                               12                238               12            6,566
                                                                 -------------    ---------------    --------------   ------------
     Net unrealized losses on securities                            (105,318)          (319,785)        (335,403)        (257,276)
                                                                 -------------    ---------------    --------------   ------------
     Foreign currency translation adjustments                        (45,557)           (22,335)        (115,352)         (40,553)
                                                                 -------------    ---------------    --------------   ------------
     Unrealized gains (losses) on derivatives qualified
        as hedges:
       Unrealized holding losses arising during period due
         to cumulative effect of a change in accounting
         principle, net of tax                                            --             (6,582)              --           (6,582)
       Other unrealized holding gains (losses) arising
         during period, net of tax                                    11,591               (177)            (573)            (177)
       Less:  reclassification adjustment for gains (losses)
         included in net income, net of tax                            1,508             (3,535)          (2,274)          (3,535)
                                                                 -------------    ---------------    --------------   ------------
     Net unrealized gains (losses) on qualifying derivatives          10,083             (3,224)           1,701           (3,224)
                                                                 -------------    ---------------    --------------   ------------
  Other comprehensive loss                                          (140,792)          (345,344)        (449,054)        (301,053)
                                                                 -------------    ---------------    --------------   ------------
Comprehensive income (loss)                                         ($78,507)          ($69,096)       ($330,084)         $36,793
                                                                 =============    ===============    ==============   ============



 (1) Primarily due to quarterly adjustments to the estimated fair value of Alliant Energy's investments in available-for-sale securities of McLeod and Capstone.

 (2) With the adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," on July 1, 2000, Alliant Energy recorded pre-tax net income of $321 million in the third quarter of 2000, relating to the unrealized appreciation in value of the 15.6 million shares of its McLeod stock holdings that it reclassified from available-for-sale to trading securities.

3. Various differences exist between segment reporting information for the non-regulated businesses and Resources' information in Alliant Energy's condensed consolidating financial statements in Note 9 due to Alliant Energy's investment in Cargill-Alliant being recorded on Alliant Energy's parent-only books for legal reporting, but included with the non-regulated businesses information for segment reporting (Alliant Energy considers this business as part of its non-regulated businesses for management reporting). The "Net income (loss)" line item was impacted. The "Net income (loss)" line item is not allocated to the electric and gas segments for management reporting purposes and therefore is included in "Other Regulated Domestic Utilities." Intersegment revenues were not material to Alliant Energy's operations. Certain financial information relating to Alliant Energy's significant business segments is as follows:


                                               Regulated Domestic Utilities           Non-                    Alliant
                                 ------------------------------------------------   regulated                 Energy
                                  Electric      Gas       Other       Total         Businesses    Other    Consolidated
                                 ---------------------------------------------------------------------------------------
                                                                     (in thousands)
      Three Months Ended September 30, 2001
      -------------------------------------
      Operating revenues            $519,851     $42,979    $8,883     $571,713        $96,031    ($1,479)     $666,265
      Operating income (loss)        132,753      (6,092)    2,474      129,135          4,731       (140)      133,726
      Net income (loss)                                     69,514       69,514         (4,429)    (2,800)       62,285

      Three Months Ended September 30, 2000
      -------------------------------------
      Operating revenues            $480,763     $41,369    $8,507     $530,639        $73,255      ($702)     $603,192
      Operating income (loss)        143,962      (2,938)    1,613      142,637         (2,704)        88       140,021
      Net income (loss)                                     68,378       68,378        208,038       (168)      276,248

      Nine Months Ended September 30, 2001
      ------------------------------------
      Operating revenues          $1,367,281    $396,229   $28,297   $1,791,807       $342,831    ($3,819)   $2,130,819
      Operating income               249,036       8,292     4,955      262,283         28,191        546       291,020
      Net income (loss)                                    124,907      124,907            329     (6,266)      118,970

      Nine Months Ended September 30, 2000
      ------------------------------------
      Operating revenues          $1,248,228    $226,156   $24,085   $1,498,469       $204,559    ($1,889)   $1,701,139
      Operating income (loss)        268,834      11,167     4,133      284,134          4,490        (46)      288,578
      Net income (loss)                                    127,487      127,487        213,898     (3,539)      337,846



    Resources' (i.e., the non-regulated businesses) assets decreased $543 million during the first nine months of 2001, primarily due to the decrease in market value of its investment in McLeod, which was partially offset by additional non-regulated investments during 2001. Non-regulated net income (loss) for the three and nine months ended September 30, 2001 included after-tax charges to net income of $12.6 million and $19.6 million, respectively, for non-cash valuation adjustments related to Alliant Energy's obligation under certain 30-year exchangeable senior notes. Net income for the three and nine months ended September 30, 2000 included $204 million (primarily all at Alliant Energy's non-regulated businesses) relating to Alliant Energy's adoption of a new accounting pronouncement, SFAS 133, on July 1, 2000.

4. The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35 percent principally due to state income taxes, the impact of foreign income and associated taxes, tax credits, effects of utility rate making and certain non-deductible expenses.

5. In January 2001, Resources acquired a stake in another Brazilian electric utility. As of September 30, 2001, the total investment in this Brazilian electric utility was approximately $93 million, of which approximately $60 million was paid in January 2001 and the remainder is expected to be paid by the end of the first quarter of 2002. This investment is accounted for under the equity method of accounting.

    WP&L, including South Beloit, transferred its transmission assets with no gain or loss (approximate net book value of $186 million) to ATC on January 1, 2001. In the second quarter of 2001, WP&L received cash of $75 million and at September 30, 2001, had a $106 million equity investment in ATC, with an ownership percentage of approximately 26.5 percent. WP&L accounts for its investment in ATC under the equity method.

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

    For the nine months ended September 30, 2001, income of $2.1 million was recognized relating to the amount of hedge ineffectiveness in accordance with SFAS 133. As of September 30, 2001, the maximum length of time over which Alliant Energy is hedging its exposure to the variability in future cash flows for forecasted transactions is six months and Alliant Energy estimates that income of $5.1 million will be reclassified from accumulated other comprehensive income into earnings within the twelve months between October 1, 2001 and September 30, 2002 as the hedged transactions affect earnings.

    Included in "Miscellaneous, net" in Alliant Energy's Consolidated Statements of Income for the nine months ended September 30, 2001 was expense of $208.9 million related to the change in value of the McLeod trading securities, partially offset by income of $179.8 million related to the change in value of the derivative component of the exchangeable senior notes.

7. In March 2001, IESU issued $200 million of senior unsecured debentures at a fixed interest rate of 6-3/4%, due 2011. IESU used the net proceeds to repay short- and long-term debt.

8. A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per share calculation for the three and nine months ended September 30 was as follows:

                                                                 Three Months                        Nine Months
                                                        -------------------------------     -------------------------------
                                                            2001             2000               2001              2000
                                                        -------------    --------------     -------------     -------------
    Weighted average common shares outstanding:
         Basic earnings per share calculation             79,240,093         79,003,569        79,107,304      79,000,683
         Effect of dilutive securities                       109,964            156,164           133,965         201,033
         Diluted earnings per share calculation           79,350,057         79,159,733        79,241,269      79,201,716



    For the nine months ended September 30, 2001 and 2000, 1,368,801 and 1,644,377 options, respectively, to purchase shares of common stock, with an average exercise price of $31.20 and $30.15, respectively, were excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price.

9. Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on various debt issued by Resources and, as a result, is required to present condensed consolidating financial statements. No other Alliant Energy subsidiaries are guarantors of Resources' debt issuances. Alliant Energy's condensed consolidating financial statements are as follows:

                                               Alliant Energy Corporation
                                      Condensed Consolidating Statements of Income
                                     Three Months Ended September 30, 2001 and 2000
                                                     (in thousands)                           Other                    Consolidated
                                                                 Alliant Energy            Alliant Energy  Consolidating    Alliant
                                                                 Parent Company Resources  Subsidiaries     Adjustments     Energy
                                                                 -------------------------------------------------------------------
Three Months Ended September 30, 2001
-------------------------------------
Operating revenues:
  Electric utility                                                        $-            $-     $519,851             $-     $519,851
  Gas utility                                                              -             -       42,979              -       42,979
  Non-regulated and other                                                  -        96,031       82,432        (75,028)     103,435
                                                                 -------------------------------------------------------------------
                                                                           -        96,031      645,262        (75,028)     666,265
                                                                 -------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                      -             -       94,894              -       94,894
  Purchased power                                                          -             -      108,177              -      108,177
  Cost of utility gas sold                                                 -             -       23,660              -       23,660
  Other operation and maintenance                                        589        71,650      195,369        (72,945)     194,663
  Depreciation and amortization                                            -        16,148       69,354              -       85,502
  Taxes other than income taxes                                            -         3,502       24,081         (1,940)      25,643
                                                                 -------------------------------------------------------------------
                                                                         589        91,300      515,535        (74,885)     532,539
                                                                 -------------------------------------------------------------------
Operating income (loss)                                                 (589)        4,731      129,727           (143)     133,726
                                                                 -------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                     2,658        16,508       28,607         (1,604)      46,169
  Equity income from unconsolidated investments                       (2,964)       (6,198)      (2,526)             -      (11,688)
  Allowance for funds used during construction                             -             -       (3,373)             -       (3,373)
  Preferred dividend requirements of subsidiaries                          -             -        1,680              -        1,680
  Miscellaneous, net                                                 (63,986)       12,475       (4,754)        64,783        8,518
                                                                 -------------------------------------------------------------------
                                                                     (64,292)       22,785       19,634         63,179       41,306
                                                                 -------------------------------------------------------------------
Income (loss) before income taxes                                     63,703       (18,054)     110,093        (63,322)      92,420
                                                                 -------------------------------------------------------------------
Income tax expense (benefit)                                           1,418       (11,699)      40,559           (143)      30,135
                                                                 -------------------------------------------------------------------
Net income (loss)                                                    $62,285       ($6,355)     $69,534       ($63,179)     $62,285
                                                                 ===================================================================

Three Months Ended September 30, 2000
-------------------------------------
Operating revenues:
  Electric utility                                                        $-            $-     $480,763             $-     $480,763
  Gas utility                                                              -             -       41,369              -       41,369
  Non-regulated and other                                                  -        73,255       72,214        (64,409)      81,060
                                                                 -------------------------------------------------------------------
                                                                           -        73,255      594,346        (64,409)     603,192
                                                                 -------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                      -             -       80,605              -       80,605
  Purchased power                                                          -             -       85,553              -       85,553
  Cost of utility gas sold                                                 -             -       22,660              -       22,660
  Other operation and maintenance                                        182        61,022      170,222        (62,904)     168,522
  Depreciation and amortization                                            -        11,425       68,200              -       79,625
  Taxes other than income taxes                                            -         3,512       23,869         (1,175)      26,206
                                                                 -------------------------------------------------------------------
                                                                         182        75,959      451,109        (64,079)     463,171
                                                                 -------------------------------------------------------------------
Operating income (loss)                                                 (182)       (2,704)     143,237           (330)     140,021
                                                                 -------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                     4,672        14,754       30,421         (4,807)      45,040
  Equity income from unconsolidated investments                       (7,322)       (2,534)         (34)             -       (9,890)
  Allowance for funds used during construction                             -             -       (2,186)             -       (2,186)
  Preferred dividend requirements of subsidiaries                          -             -        1,679              -        1,679
  Gain on reclassification of investments                                  -      (321,349)           -              -     (321,349)
  Miscellaneous, net                                                (275,031)       (5,800)      (3,843)       276,458       (8,216)
                                                                 -------------------------------------------------------------------
                                                                    (277,681)     (314,929)      26,037        271,651     (294,922)
                                                                 -------------------------------------------------------------------
Income (loss) before income taxes                                    277,499       312,225      117,200       (271,981)     434,943
                                                                 -------------------------------------------------------------------
Income tax expense (benefit)                                           1,251       125,619       48,863           (330)     175,403
                                                                 -------------------------------------------------------------------
Income (loss) before cumulative effect of a
   change in accounting principle, net of tax                        276,248       186,606       68,337       (271,651)     259,540
                                                                 -------------------------------------------------------------------
Cumulative effect of a change in accounting principle, net of tax          -        16,673           35              -       16,708
                                                                 -------------------------------------------------------------------
Net income (loss)                                                   $276,248      $203,279      $68,372      ($271,651)    $276,248
                                                                 ===================================================================

                                           Alliant Energy Corporation
                                   Condensed Consolidating Statements of Income
                                   Nine Months Ended September 30, 2001 and 2000
                                                    (in thousands)                            Other                     Consolidated
                                                                 Alliant Energy           Alliant Energy  Consolidating     Alliant
                                                                 Parent Company Resources  Subsidiaries    Adjustments      Energy
                                                                 -------------------------------------------------------------------
Nine Months Ended September 30, 2001
------------------------------------
Operating revenues:
  Electric utility                                                       $-            $-   $1,367,281             $-    $1,367,281
  Gas utility                                                             -             -      396,229              -       396,229
  Non-regulated and other                                                 -       342,831      220,959       (196,481)      367,309
                                                                 -------------------------------------------------------------------
                                                                          -       342,831    1,984,469       (196,481)    2,130,819
                                                                 -------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                     -             -      248,040              -       248,040
  Purchased power                                                         -             -      318,024              -       318,024
  Cost of utility gas sold                                                -             -      303,984              -       303,984
  Other operation and maintenance                                       893       254,233      564,541       (189,822)      629,845
  Depreciation and amortization                                           -        48,266      208,012              -       256,278
  Taxes other than income taxes                                           -        12,141       77,963         (6,476)       83,628
                                                                 -------------------------------------------------------------------
                                                                        893       314,640    1,720,564       (196,298)    1,839,799
                                                                 -------------------------------------------------------------------
Operating income (loss)                                                (893)       28,191      263,905           (183)      291,020
                                                                 -------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                   10,513        51,822       89,903         (8,738)      143,500
  Equity income from unconsolidated investments                      (8,058)      (11,690)     (11,018)             -       (30,766)
  Allowance for funds used during construction                            -             -       (8,845)             -        (8,845)
  Preferred dividend requirements of subsidiaries                         -             -        5,040              -         5,040
  Miscellaneous, net                                               (124,149)       12,764      (14,010)       128,807         3,412
                                                                 -------------------------------------------------------------------
                                                                   (121,694)       52,896       61,070        120,069       112,341
                                                                 -------------------------------------------------------------------
Income (loss) before income taxes                                   120,801       (24,705)     202,835       (120,252)      178,679
                                                                 -------------------------------------------------------------------
Income tax expense (benefit)                                          1,831       (19,797)      77,858           (183)       59,709
                                                                 -------------------------------------------------------------------
Net income (loss)                                                  $118,970       ($4,908)    $124,977      ($120,069)     $118,970
                                                                 ===================================================================
Nine Months Ended September 30, 2000
------------------------------------
Operating revenues:
  Electric utility                                                       $-            $-   $1,248,228             $-    $1,248,228
  Gas utility                                                             -             -      226,156              -       226,156
  Non-regulated and other                                                 -       204,559      203,381       (181,185)      226,755
                                                                 -------------------------------------------------------------------
                                                                          -       204,559    1,677,765       (181,185)    1,701,139
                                                                 -------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                     -             -      213,990              -       213,990
  Purchased power                                                         -             -      222,690              -       222,690
  Cost of utility gas sold                                                -             -      136,642              -       136,642
  Other operation and maintenance                                       596       160,907      540,147       (175,088)      526,562
  Depreciation and amortization                                           -        29,260      204,246              -       233,506
  Taxes other than income taxes                                           -         9,902       74,419         (5,150)       79,171
                                                                 -------------------------------------------------------------------
                                                                        596       200,069    1,392,134       (180,238)    1,412,561
                                                                 -------------------------------------------------------------------
Operating income (loss)                                                (596)        4,490      285,631           (947)      288,578
                                                                 -------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                   12,164        38,221       90,408        (13,341)      127,452
  Equity income from unconsolidated investments                      (9,922)       (2,354)        (322)             -       (12,598)
  Allowance for funds used during construction                            -             -       (6,825)             -        (6,825)
  Preferred dividend requirements of subsidiaries                         -             -        5,035              -         5,035
  Gain on reclassification adjustment                                     -      (321,349)           -              -      (321,349)
  Gain on sale of McLeodUSA Inc. stock                                    -       (10,206)           -  .           -       (10,206)
  Miscellaneous, net                                               (344,528)      (11,094)     (20,595)       348,269       (27,948)
                                                                 -------------------------------------------------------------------
                                                                   (342,286)     (306,782)      67,701        334,928      (246,439)
                                                                 -------------------------------------------------------------------
Income (loss) before income taxes                                   341,690       311,272      217,930       (335,875)      535,017
                                                                 -------------------------------------------------------------------
Income tax expense (benefit)                                          3,844       120,496       90,486           (947)      213,879
                                                                 -------------------------------------------------------------------
Income (loss) before cumulative effect of a
   change in accounting principle, net of tax                       337,846       190,776      127,444       (334,928)      321,138
                                                                 -------------------------------------------------------------------
Cumulative effect of a change in accounting principle, net of tax         -        16,673           35              -        16,708
                                                                 -------------------------------------------------------------------
Net income (loss)                                                  $337,846      $207,449     $127,479      ($334,928)     $337,846
                                                                 ===================================================================

                                                       Alliant Energy Corporation
                                                  Condensed Consolidating Balance Sheet
                                                        As of September 30, 2001
                                                            (in thousands)

                                                                    Alliant                  Other
                                                                    Energy                   Alliant                   Consolidated
                                                                    Parent                   Energy      Consolidating   Alliant
                                                                    Company    Resources   Subsidiaries   Adjustments    Energy
                                                                -------------------------------------------------------------------
ASSETS
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                           $-           $-    $5,005,456            $-    $5,005,456
      Other                                                               -            -     1,096,176             -     1,096,176
                                                                -------------------------------------------------------------------
                                                                          -            -     6,101,632             -     6,101,632
    Less - Accumulated depreciation                                       -            -     3,340,599             -     3,340,599
    Construction work in progress                                         -            -       178,534             -       178,534
    Nuclear fuel, net of amortization                                     -            -        58,532             -        58,532
  Other property, plant and equipment, net                                -      767,328        41,423          (111)      808,640
                                                                -------------------------------------------------------------------
                                                                          -      767,328     3,039,522          (111)    3,806,739
                                                                -------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                                 6,668       61,906        23,968             -        92,542
  Restricted cash                                                         -       48,895         1,056             -        49,951
  Accounts receivable, net                                           53,106       92,463       116,531      (129,771)      132,329
  Income tax refunds receivable                                       3,169       18,786           665             -        22,620
  Production fuel, at average cost                                        -        2,828        44,054             -        46,882
  Materials and supplies, at average cost                                 -        5,912        52,296             -        58,208
  Gas stored underground, at average cost                                 -       17,079        44,013             -        61,092
  Regulatory assets                                                       -            -        14,879             -        14,879
  Derivative asset                                                        -          250        10,389             -        10,639
  Other                                                              52,503       29,982        86,326      (108,944)       59,867
                                                                -------------------------------------------------------------------
                                                                    115,446      278,101       394,177      (238,715)      549,009
                                                                -------------------------------------------------------------------
Investments:
  Consolidated subsidiaries                                       1,722,255            -             -    (1,722,255)            -
  Investment in available-for-sale securities of McLeodUSA Inc.           -       31,121             -             -        31,121
  Investment in trading securities of McLeodUSA Inc.                      -       12,039             -             -        12,039
  Other                                                              33,298      579,227       451,682           (13)    1,064,194
                                                                -------------------------------------------------------------------
                                                                  1,755,553      622,387       451,682    (1,722,268)    1,107,354
                                                                -------------------------------------------------------------------
                                                                -------------------------------------------------------------------
Deferred charges and other                                                -      101,974       483,935             -       585,909
                                                                -------------------------------------------------------------------
Total assets                                                     $1,870,999   $1,769,790    $4,369,316   ($1,961,094)   $6,049,011
                                                                ===================================================================

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock and additional paid-in capital                      $962,453     $232,743      $753,442     ($986,185)     $962,453
  Retained earnings                                                 818,629      169,104       744,271      (913,375)      818,629
  Accumulated other comprehensive income (loss)                    (177,187)    (182,258)        5,071       177,187      (177,187)
  Shares in deferred compensation trust                              (2,136)           -             -             -        (2,136)
                                                                -------------------------------------------------------------------
       Total common equity                                        1,601,759      219,589     1,502,784    (1,722,373)    1,601,759
                                                                -------------------------------------------------------------------
  Cumulative preferred stock of subsidiaries, net                         -            -       113,912             -       113,912
  Long-term debt (excluding current portion)                         24,000      854,749     1,328,033             -     2,206,782
                                                                -------------------------------------------------------------------
                                                                  1,625,759    1,074,338     2,944,729    (1,722,373)    3,922,453
                                                                -------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                                    -       10,136           560             -        10,696
  Other short-term borrowings                                             -       99,202             -             -        99,202
  Accrued taxes                                                           -       12,313        98,488             -       110,801
  Derivative liability                                                    -            -         1,373             -         1,373
  Other                                                             243,116      310,762       518,621      (238,715)      833,784
                                                                -------------------------------------------------------------------
                                                                    243,116      432,413       619,042      (238,715)    1,055,856
                                                                -------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income tax expense (benefit)                  (5,728)     178,179       509,523             -       681,974
  Minority interest                                                       -       50,850             -             -        50,850
  Derivative liability                                                    -        2,093             -             -         2,093
  Other                                                               7,852       31,917       296,022            (6)      335,785
                                                                -------------------------------------------------------------------
                                                                      2,124      263,039       805,545            (6)    1,070,702
                                                                -------------------------------------------------------------------
Total capitalization and liabilities                             $1,870,999   $1,769,790    $4,369,316   ($1,961,094)   $6,049,011
                                                                ===================================================================

                                                           Alliant Energy Corporation
                                                     Condensed Consolidating Balance Sheet
                                                            As of December 31, 2000
                                                                (in thousands)

                                                                   Alliant                   Other
                                                                   Energy                    Alliant                   Consolidated
                                                                   Parent                    Energy     Consolidating    Alliant
                                                                   Company     Resources  Subsidiaries   Adjustments     Energy
                                                                -------------------------------------------------------------------
ASSETS
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                           $-           $-    $5,203,069           $-     $5,203,069
      Other                                                               -            -     1,048,506            -      1,048,506
                                                                -------------------------------------------------------------------
                                                                          -            -     6,251,575            -      6,251,575
    Less - Accumulated depreciation                                       -            -     3,296,546            -      3,296,546
    Construction work in progress                                         -            -       130,856            -        130,856
    Nuclear fuel, net of amortization                                     -            -        61,935            -         61,935
  Other property, plant and equipment, net                                -      553,911        17,687         (111)       571,487
                                                                -------------------------------------------------------------------
                                                                          -      553,911     3,165,507         (111)     3,719,307
                                                                -------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                                   574      133,957        13,884            -        148,415
  Restricted cash                                                         -        2,866           646            -          3,512
  Accounts receivable, net                                            2,955      113,261       274,103      (97,080)       293,239
  Income tax refunds receivable                                       3,236        9,343         5,160            -         17,739
  Production fuel, at average cost                                        -        1,379        45,248            -         46,627
  Materials and supplies, at average cost                                 -        2,086        53,844            -         55,930
  Gas stored underground, at average cost                                 -        2,983        38,376            -         41,359
  Regulatory assets                                                       -            -        29,348            -         29,348
  Derivative asset                                                        -        1,744         1,984            -          3,728
  Other                                                             217,392       16,222        53,035     (215,565)        71,084
                                                                -------------------------------------------------------------------
                                                                    224,157      283,841       515,628     (312,645)       710,981
                                                                -------------------------------------------------------------------
Investments:
  Consolidated subsidiaries                                       1,884,976            -             -   (1,884,976)             -
  Investment in available-for-sale securities of McLeodUSA Inc.           -      569,951             -            -        569,951
  Investment in trading securities of McLeodUSA Inc.                      -      220,912             -            -        220,912
  Other                                                              30,511      579,803       337,484            -        947,798
                                                                -------------------------------------------------------------------
                                                                  1,915,487    1,370,666       337,484   (1,884,976)     1,738,661
                                                                -------------------------------------------------------------------
                                                                -------------------------------------------------------------------
Deferred charges and other                                                -      104,339       460,478            -        564,817
                                                                -------------------------------------------------------------------
Total assets                                                     $2,139,644   $2,312,757    $4,479,097  ($2,197,732)    $6,733,766
                                                                ===================================================================

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock and additional paid-in capital                      $948,294     $232,684      $753,392    ($986,076)      $948,294
  Retained earnings                                                 818,266      174,012       724,889     (899,005)       818,162
  Accumulated other comprehensive income (loss)                           -      276,591        (4,724)           -        271,867
  Shares in deferred compensation trust                                (851)           -             -            -           (851)
                                                                -------------------------------------------------------------------
       Total common equity                                        1,765,709      683,287     1,473,557   (1,885,081)     2,037,472
                                                                -------------------------------------------------------------------
  Cumulative preferred stock of subsidiaries, net                         -            -       113,790            -        113,790
  Long-term debt (excluding current portion)                         24,000      731,736     1,154,380            -      1,910,116
                                                                -------------------------------------------------------------------
                                                                  1,789,709    1,415,023     2,741,727   (1,885,081)     4,061,378
                                                                -------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                                    -       10,917        81,560            -         92,477
  Other short-term borrowings                                             -      110,783             -            -        110,783
  Accrued taxes                                                           -       21,916        65,568            -         87,484
  Derivative liability                                                    -          142        10,096            -         10,238
  Other                                                             347,566      102,647       715,785     (312,645)       853,353
                                                                -------------------------------------------------------------------
                                                                    347,566      246,405       873,009     (312,645)     1,154,335
                                                                -------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income tax expense (benefit)                  (6,415)     411,614       526,476            -        931,675
  Minority interest                                                       -       23,341             -            -         23,341
  Derivative liability                                                    -      181,925             -            -        181,925
  Other                                                               8,784       34,449       337,885           (6)       381,112
                                                                -------------------------------------------------------------------
                                                                      2,369      651,329       864,361           (6)     1,518,053
                                                                -------------------------------------------------------------------
Total capitalization and liabilities                             $2,139,644   $2,312,757    $4,479,097  ($2,197,732)    $6,733,766
                                                                ===================================================================

                                                        Alliant Energy Corporation
                                             Condensed Consolidating Statements of Cash Flows
                                              Nine Months Ended September 30, 2001 and 2000
                                                             (in thousands)
                                                                                               Other                    Consolidated
                                                                 Alliant Energy             Alliant Energy Consolidating     Alliant
                                                                 Parent Company Resources   Subsidiaries   Adjustments      Energy
                                                                 -------------------------------------------------------------------
Nine Months Ended September 30, 2001
------------------------------------
 Net cash flows from (used for) operating activities                $56,850     $107,219      $437,602     ($125,109)      $476,562
                                                                 -------------------------------------------------------------------
 Cash flows from (used for) financing activities:
     Common stock dividends declared                               (118,503)           -      (105,595)      105,595       (118,503)
     Net change in Resources' credit facility                             -      248,500             -             -        248,500
     Proceeds from issuance of other long-term debt                       -        5,392       200,000             -        205,392
     Reductions in other long-term debt                                   -      (10,568)     (136,110)            -       (146,678)
     Net change in other short-term borrowings                      (92,465)     (44,248)            -             -       (136,713)
     Other                                                          174,827      (40,374)     (167,754)        4,931        (28,370)
                                                                 -------------------------------------------------------------------
         Net cash flows from (used for) financing activities        (36,141)     158,702      (209,459)      110,526         23,628
                                                                 -------------------------------------------------------------------
 Cash flows from (used for) investing activities:
     Construction and acquisition expenditures:
        Utility operations                                                -            -      (254,267)            -       (254,267)
        Non-regulated businesses and other                                -     (376,067)            -             -       (376,067)
     Proceeds from formation of ATC and other asset dispositions          -       35,891        74,643             -        110,534
     Other                                                          (14,615)       2,204       (38,435)       14,583        (36,263)
                                                                 -------------------------------------------------------------------
        Net cash flows from (used for) investing activities         (14,615)    (337,972)     (218,059)       14,583       (556,063)
                                                                 -------------------------------------------------------------------
 Net increase (decrease) in cash and temporary cash investments       6,094      (72,051)       10,084             -        (55,873)
                                                                 -------------------------------------------------------------------
 Cash and temporary cash investments at beginning of period             574      133,957        13,884             -        148,415
                                                                 -------------------------------------------------------------------
 Cash and temporary cash investments at end of period                $6,668      $61,906       $23,968            $-        $92,542
                                                                 ===================================================================
 Supplemental cash flows information:
     Cash paid (refunded) during the period for:
        Interest                                                    $10,270      $46,987       $85,643            $-       $142,900
                                                                 ===================================================================
        Income taxes                                                 $1,702     ($10,131)      $65,102            $-        $56,673
                                                                 ===================================================================
     Noncash investing and financing activities:
        Capital lease obligations incurred and other                     $-           $-       $19,759            $-        $19,759
                                                                 ===================================================================
Nine Months Ended September 30, 2000
------------------------------------
 Net cash flows from (used for) operating activities               $338,501      $31,658      $336,696     ($339,963)      $366,892
                                                                 -------------------------------------------------------------------
 Cash flows from (used for) financing activities:
     Common stock dividends declared                               (118,475)           -       (60,255)       60,255       (118,475)
     Net change in Resources' credit facility                             -       51,652             -             -         51,652
     Proceeds from issuance of exchangeable senior notes                  -      402,500             -             -        402,500
     Proceeds from issuance of other long-term debt                       -       18,649       100,000             -        118,649
     Reductions in other long-term debt                                   -      (12,086)      (51,196)            -        (63,282)
     Net change in other short-term borrowings                      (28,570)          20             -             -        (28,550)
     Other                                                           54,199      (13,252)      (67,882)        3,640        (23,295)
                                                                 -------------------------------------------------------------------
         Net cash flows from (used for) financing activities        (92,846)     447,483       (79,333)       63,895        339,199
                                                                 -------------------------------------------------------------------
 Cash flows from (used for) investing activities:
     Construction and acquisition expenditures:
        Utility operations                                                -            -      (212,440)            -       (212,440)
        Non-regulated businesses and other                                -     (556,438)       (8,130)            -       (564,568)
     Proceeds from dispositions of assets                             2,281       64,947         2,127             -         69,355
     Other                                                         (276,112)         665       (41,459)      276,068        (40,838)
                                                                 -------------------------------------------------------------------
        Net cash flows from (used for) investing activities        (273,831)    (490,826)     (259,902)      276,068       (748,491)
                                                                 -------------------------------------------------------------------
 Net decrease in cash and temporary cash investments                (28,176)     (11,685)       (2,539)            -        (42,400)
                                                                 -------------------------------------------------------------------
 Cash and temporary cash investments at beginning of period          28,647       65,086        19,936             -        113,669
                                                                 -------------------------------------------------------------------
 Cash and temporary cash investments at end of period                  $471      $53,401       $17,397            $-        $71,269
                                                                 ===================================================================
 Supplemental cash flows information:
     Cash paid (refunded) during the period for:
        Interest                                                    $11,610      $29,525       $70,067            $-       $111,202
                                                                 ===================================================================
        Income taxes                                                ($7,557)     ($9,361)      $78,216            $-        $61,298
                                                                 ===================================================================
     Noncash investing and financing activities:
        Capital lease obligations incurred                               $-           $-          $338            $-           $338
                                                                 ===================================================================

                                                    IES UTILITIES INC.
                                      CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                          For the Three Months                     For the Nine Months
                                                           Ended September 30,                     Ended September 30,
                                                         2001               2000                 2001                2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands)
Operating revenues:
  Electric utility                                        $217,749           $202,899              $557,975           $496,934
  Gas utility                                               19,314             20,893               177,743            107,767
  Steam                                                      7,445              7,126                24,478             20,298
                                                    ---------------    ---------------     -----------------    ---------------
                                                           244,508            230,918               760,196            624,999
                                                    ---------------    ---------------     -----------------    ---------------

-------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric and steam production fuels                       41,785             26,806               106,709             88,440
  Purchased power                                           30,998             28,324               107,441             59,464
  Cost of gas sold                                          11,478             13,253               136,701             68,291
  Other operation and maintenance                           57,952             48,160               175,491            158,865
  Depreciation and amortization                             27,441             26,856                82,517             80,555
  Taxes other than income taxes                              9,915             11,630                33,121             35,562
                                                    ---------------    ---------------     -----------------    ---------------
                                                           179,569            155,029               641,980            491,177
                                                    ---------------    ---------------     -----------------    ---------------

-------------------------------------------------------------------------------------------------------------------------------

Operating income                                            64,939             75,889               118,216            133,822
                                                    ---------------    ---------------     -----------------    ---------------

-------------------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                          13,045             12,613                39,080             38,208
  Allowance for funds used during construction              (1,793)              (764)               (4,372)            (1,827)
  Miscellaneous, net                                        (2,031)               305                (6,419)            (5,861)
                                                    ---------------    ---------------     -----------------    ---------------
                                                             9,221             12,154                28,289             30,520
                                                    ---------------    ---------------     -----------------    ---------------

-------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                  55,718             63,735                89,927            103,302
                                                    ---------------    ---------------     -----------------    ---------------

-------------------------------------------------------------------------------------------------------------------------------

Income taxes                                                18,452             26,373                31,789             43,285
                                                    ---------------    ---------------     -----------------    ---------------

-------------------------------------------------------------------------------------------------------------------------------

Net income                                                  37,266             37,362                58,138             60,017
                                                    ---------------    ---------------     -----------------    ---------------

-------------------------------------------------------------------------------------------------------------------------------

Preferred dividend requirements                                229                229                   686                686
                                                    ---------------    ---------------     -----------------    ---------------

-------------------------------------------------------------------------------------------------------------------------------

Earnings available for common stock                        $37,037            $37,133               $57,452            $59,331
                                                    ===============    ===============     =================    ===============

-------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                             IES UTILITIES INC.
                                         CONSOLIDATED BALANCE SHEETS

                                                                          September 30,
                                                                               2001            December 31,
ASSETS                                                                     (Unaudited)             2000
--------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                 $2,294,947          $2,253,695
      Gas                                                                         228,993             221,949
      Steam                                                                        59,554              59,416
      Common                                                                      163,903             146,536
                                                                         -----------------   -----------------
                                                                                2,747,397           2,681,596
    Less - Accumulated depreciation                                             1,470,701           1,392,766
                                                                         -----------------   -----------------
                                                                                1,276,696           1,288,830
    Construction work in progress                                                  97,974              58,352
    Leased nuclear fuel, net of amortization                                       40,732              45,836
                                                                         -----------------   -----------------
                                                                                1,415,402           1,393,018
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $2,552 and $2,239, respectively                5,894               6,189
                                                                         -----------------   -----------------
                                                                                1,421,296           1,399,207
                                                                         -----------------   -----------------

--------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                               7,916               6,755
  Temporary cash investments with associated companies                             56,777                   -
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $2,538 and $587, respectively                                                  -              54,660
    Associated companies                                                            1,932               2,696
    Other, less allowance for doubtful accounts
      of $676 and $373, respectively                                                6,028              17,329
  Production fuel, at average cost                                                 10,356              11,088
  Materials and supplies, at average cost                                          24,612              26,232
  Gas stored underground, at average cost                                          16,477              19,290
  Adjustment clause balances                                                            -              14,776
  Regulatory assets                                                                 6,851              14,839
  Prepayments and other                                                             3,181               3,442
                                                                         -----------------   -----------------
                                                                                  134,130             171,107
                                                                         -----------------   -----------------

--------------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                             114,852             112,172
  Other                                                                             6,281               6,276
                                                                         -----------------   -----------------
                                                                                  121,133             118,448
                                                                         -----------------   -----------------

--------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                               115,849             117,574
  Deferred charges and other                                                       15,496              12,970
                                                                         -----------------   -----------------
                                                                                  131,345             130,544
                                                                         -----------------   -----------------

--------------------------------------------------------------------------------------------------------------

Total assets                                                                   $1,807,904          $1,819,306
                                                                         =================   =================

--------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                IES UTILITIES INC.
                                      CONSOLIDATED BALANCE SHEETS (Continued)

                                                                              September 30,
                                                                                  2001               December 31,
CAPITALIZATION AND LIABILITIES                                                 (Unaudited)               2000
--------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands, except share amounts)
Capitalization:
  Common stock - $2.50 par value - authorized 24,000,000
    shares; 13,370,788 shares outstanding                                             $33,427               $33,427
  Additional paid-in capital                                                          279,042               279,042
  Retained earnings                                                                   281,305               267,829
  Accumulated other comprehensive loss                                                      -                   (18)
                                                                            ------------------     -----------------
    Total common equity                                                               593,774               580,280
                                                                            ------------------     -----------------

  Cumulative preferred stock                                                           18,320                18,320
  Long-term debt (excluding current portion)                                          694,407               469,771
                                                                            ------------------     -----------------
                                                                                    1,306,501             1,068,371
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                    560                81,560
  Capital lease obligations                                                            15,060                12,651
  Notes payable to associated companies                                                     -               101,095
  Accounts payable                                                                     32,225                65,898
  Accounts payable to associated companies                                             24,340                30,375
  Accrued taxes                                                                        68,984                48,069
  Other                                                                                35,662                39,764
                                                                            ------------------     -----------------
                                                                                      176,831               379,412
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   212,684               224,164
  Accumulated deferred investment tax credits                                          22,954                25,063
  Environmental liabilities                                                            27,597                29,521
  Capital lease obligations                                                            25,672                33,185
  Pension and other benefit obligations                                                24,596                26,884
  Other                                                                                11,069                32,706
                                                                            ------------------     -----------------
                                                                                      324,572               371,523
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                               $1,807,904            $1,819,306
                                                                            ==================     =================

--------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                IES UTILITIES INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             For the Nine Months Ended September 30,
                                                                                     2001               2000
--------------------------------------------------------------------------------------------------------------------
                                                                                             (in thousands)
Cash flows from operating activities:
  Net income                                                                            $58,138             $60,017
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                                       82,517              80,555
     Amortization of leased nuclear fuel                                                  9,186              10,281
     Amortization of deferred energy efficiency expenditures                              9,237              10,611
     Deferred tax benefits and investment tax credits                                    (8,437)             (8,656)
     Refueling outage provision                                                          (5,819)              7,372
     Other                                                                                 (531)                144
  Other changes in assets and liabilities:
     Accounts receivable                                                                 66,725              (3,622)
     Gas stored underground                                                               2,813             (12,357)
     Accounts payable                                                                   (36,127)              4,250
     Accrued taxes                                                                       20,915              19,193
     Adjustment clause balances                                                          23,365               1,538
     Manufactured gas plants insurance refunds                                          (21,541)                  -
     Benefit obligations and other                                                      (14,409)              6,293
                                                                               -----------------  ------------------
       Net cash flows from operating activities                                         186,032             175,619
                                                                               -----------------  ------------------

--------------------------------------------------------------------------------------------------------------------

Cash flows used for financing activities:
     Common stock dividends declared                                                    (43,976)            (43,975)
     Preferred stock dividends                                                             (686)               (686)
     Proceeds from issuance of long-term debt                                           200,000                   -
     Reductions in long-term debt                                                       (84,110)            (51,196)
     Net change in short-term borrowings                                               (101,095)             20,058
     Principal payments under capital lease obligations                                  (6,198)             (8,611)
     Other                                                                                9,801                (229)
                                                                               -----------------  ------------------
       Net cash flows used for financing activities                                     (26,264)            (84,639)
                                                                               -----------------  ------------------

--------------------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
     Utility construction expenditures                                                  (94,782)            (85,123)
     Nuclear decommissioning trust funds                                                 (4,506)             (4,506)
     Other                                                                               (2,542)               (456)
                                                                               -----------------  ------------------
       Net cash flows used for investing activities                                    (101,830)            (90,085)
                                                                               -----------------  ------------------

--------------------------------------------------------------------------------------------------------------------

Net increase in cash and temporary cash investments                                      57,938                 895
                                                                               -----------------  ------------------

--------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                                6,755               5,720
                                                                               -----------------  ------------------

--------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                                    $64,693              $6,615
                                                                               =================  ==================

--------------------------------------------------------------------------------------------------------------------

Supplemental cash flows information:
  Cash paid during the period for:
    Interest                                                                            $41,501             $30,912
                                                                               =================  ==================
    Income taxes                                                                        $24,387             $31,562
                                                                               =================  ==================
  Noncash investing and financing activities - Capital lease obligations
     incurred and other                                                                 $19,759                $338
                                                                               =================  ==================

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

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and nine months ended September 30, 2001 and 2000, (b) the consolidated financial position at September 30, 2001 and December 31, 2000, and (c) the consolidated statement of cash flows for the nine months ended September 30, 2001 and 2000, have been made. Because of the seasonal nature of IESU's operations, results for the three and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

2. IESU's comprehensive income, and the components of other comprehensive income, net of taxes, for the three and nine months ended September 30 were as follows (in thousands):

                                                                          Three Months                       Nine Months
                                                                 -------------------------------  -------------------------------
                                                                      2001             2000             2001             2000
                                                                 --------------  ---------------  --------------  ---------------
   Earnings available for common stock                                $37,037         $37,133          $57,452          $59,331
     Other comprehensive income:
        Unrealized gains on derivatives qualified as hedges:
           Unrealized holding gains arising during
              period due to cumulative effect of a change
              in accounting principle, net of tax                          --              51               --               51
           Other unrealized holding losses
              arising during period, net of tax                            --             (43)              --              (43)
           Reclassification adjustment for losses included
              in earnings available for common stock related
              to derivatives qualified as hedges, net of tax               --              --               18               --
                                                                 --------------  ---------------  --------------  ---------------
        Net unrealized gains on qualifying derivatives                     --               8               18                8
                                                                 --------------  ---------------  --------------  ---------------
     Other comprehensive income                                            --               8               18                8
                                                                 --------------  ---------------  --------------  ---------------
   Comprehensive income                                               $37,037         $37,141          $57,470          $59,339
                                                                 ==============  ===============  ==============  ===============



3. Certain financial information relating to IESU's significant business segments is presented below. Intersegment revenues were not material to IESU's operations.

                                                       Electric        Gas          Other         Total
                                                    -------------------------------------------------------
                                                                        (in thousands)
     Three Months Ended September 30, 2001
     -------------------------------------
     Operating revenues                                 $217,749      $19,314         $7,445      $244,508
     Operating income (loss)                              66,312       (3,329)         1,956        64,939
     Earnings available for common stock                                              37,037        37,037

     Three Months Ended September 30, 2000
     -------------------------------------
     Operating revenues                                 $202,899      $20,893         $7,126      $230,918
     Operating income (loss)                              75,638         (854)         1,105        75,889
     Earnings available for common stock                                              37,133        37,133

     Nine Months Ended September 30, 2001
     ------------------------------------
     Operating revenues                                 $557,975     $177,743        $24,478      $760,196
     Operating income                                    108,747        5,585          3,884       118,216
     Earnings available for common stock                                              57,452        57,452

     Nine Months Ended September 30, 2000
     ------------------------------------
     Operating revenues                                 $496,934     $107,767        $20,298      $624,999
     Operating income                                    126,415        4,568          2,839       133,822
     Earnings available for common stock                                              59,331        59,331



4. The merger of IPC with and into IESU was approved by their respective shareowners in April 2001 and by the SEC in October 2001. The merger is currently expected to be effective January 1, 2002.

                                             WISCONSIN POWER AND LIGHT COMPANY
                                        CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           For the Three Months                    For the Nine Months
                                                            Ended September 30,                    Ended September 30,
                                                          2001               2000                2001               2000
------------------------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
Operating revenues:
  Electric utility                                         $207,462           $183,088            $576,150           $518,575
  Gas utility                                                19,351             15,169             169,588             89,970
  Water                                                       1,437              1,378               3,818              3,787
                                                     ---------------    ---------------     ---------------    ---------------
                                                            228,250            199,635             749,556            612,332
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric production fuels                                  34,609             33,198              97,876             83,699
  Purchased power                                            62,065             41,299             165,231            113,119
  Cost of gas sold                                           10,193              6,431             132,270             51,398
  Other operation and maintenance                            44,745             41,855             135,452            142,039
  Depreciation and amortization                              32,552             32,655              97,398             97,631
  Taxes other than income taxes                               7,860              7,285              24,719             21,913
                                                     ---------------    ---------------     ---------------    ---------------
                                                            192,024            162,723             652,946            509,799
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Operating income                                             36,226             36,912              96,610            102,533
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                           11,013             11,191              33,539             33,327
  Equity income from unconsolidated investments              (2,472)               (50)            (10,819)              (341)
  Allowance for funds used during construction               (1,414)            (1,154)             (3,854)            (4,304)
  Miscellaneous, net                                         (3,087)            (1,067)             (4,391)            (7,208)
                                                     ---------------    ---------------     ---------------    ---------------
                                                              4,040              8,920              14,475             21,474
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                   32,186             27,992              82,135             81,059
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Income taxes                                                 12,332             10,445              31,464             30,343
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Income before cumulative effect of a change
    in accounting principle, net of tax                      19,854             17,547              50,671             50,716
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Cumulative effect of a change in accounting
    principle, net of tax                                         -                 35                   -                 35
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Net income                                                   19,854             17,582              50,671             50,751
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Preferred dividend requirements                                 827                827               2,483              2,483
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Earnings available for common stock                         $19,027            $16,755             $48,188            $48,268
                                                     ===============    ===============     ===============    ===============

------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                      WISCONSIN POWER AND LIGHT COMPANY
                                         CONSOLIDATED BALANCE SHEETS

                                                                             September 30,
                                                                                 2001             December 31,
ASSETS                                                                       (Unaudited)              2000
---------------------------------------------------------------------------------------------------------------
                                                                                       (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                 $1,746,287           $2,007,974
      Gas                                                                         279,265              273,457
      Water                                                                        31,059               29,869
      Common                                                                      236,955              223,921
                                                                         -----------------   ------------------
                                                                                2,293,566            2,535,221
    Less - Accumulated depreciation                                             1,320,095            1,380,723
                                                                         -----------------   ------------------
                                                                                  973,471            1,154,498
    Construction work in progress                                                  61,680               59,133
    Nuclear fuel, net of amortization                                              17,800               16,099
                                                                         -----------------   ------------------
                                                                                1,052,951            1,229,730
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $195 for both periods                            594                  369
                                                                         -----------------   ------------------
                                                                                1,053,545            1,230,099
                                                                         -----------------   ------------------

---------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                               8,723                2,584
  Accounts receivable:
    Customer                                                                       12,358               51,769
    Associated companies                                                            1,366                2,211
    Other                                                                           9,598               13,865
  Production fuel, at average cost                                                 15,083               17,811
  Materials and supplies, at average cost                                          21,802               21,639
  Gas stored underground, at average cost                                          23,850               13,876
  Prepaid gross receipts tax                                                       18,609               23,088
  Derivative asset                                                                  9,624                  252
  Other                                                                             4,152                6,145
                                                                         -----------------   ------------------
                                                                                  125,165              153,240
                                                                         -----------------   ------------------

---------------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                             201,694              195,768
  Other                                                                           120,181               14,362
                                                                         -----------------   ------------------
                                                                                  321,875              210,130
                                                                         -----------------   ------------------

---------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                98,933               88,721
  Deferred charges and other                                                      188,861              174,834
                                                                         -----------------   ------------------
                                                                                  287,794              263,555
                                                                         -----------------   ------------------

---------------------------------------------------------------------------------------------------------------

Total assets                                                                   $1,788,379           $1,857,024
                                                                         =================   ==================

---------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                         WISCONSIN POWER AND LIGHT COMPANY
                                      CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                 September 30,
                                                                                     2001               December 31,
CAPITALIZATION AND LIABILITIES                                                    (Unaudited)               2000
--------------------------------------------------------------------------------------------------------------------
                                                                               (in thousands, except share amounts)
Capitalization:
  Common stock - $5 par value - authorized 18,000,000 shares;
    13,236,601 shares outstanding                                                     $66,183               $66,183
  Additional paid-in capital                                                          229,597               229,516
  Retained earnings                                                                   374,450               371,602
  Accumulated other comprehensive income (loss)                                         5,071                (4,708)
                                                                            ------------------     -----------------
    Total common equity                                                               675,301               662,593
                                                                            ------------------     -----------------

  Cumulative preferred stock                                                           59,963                59,963
  Long-term debt (excluding current portion)                                          468,051               514,209
                                                                            ------------------     -----------------
                                                                                    1,203,315             1,236,765
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Variable rate demand bonds                                                           55,100                55,100
  Notes payable to associated companies                                                47,057                29,244
  Accounts payable                                                                     82,712               120,155
  Accounts payable to associated companies                                             34,139                32,442
  Other                                                                                33,768                36,266
                                                                            ------------------     -----------------
                                                                                      252,776               273,207
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   219,400               222,819
  Accumulated deferred investment tax credits                                          25,330                29,472
  Customer advances                                                                    33,776                34,815
  Environmental liabilities                                                             8,012                 7,564
  Other                                                                                45,770                52,382
                                                                            ------------------     -----------------
                                                                                      332,288               347,052
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                               $1,788,379            $1,857,024
                                                                            ==================     =================

--------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                              WISCONSIN POWER AND LIGHT COMPANY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        For the Nine Months Ended September 30,
                                                                                               2001                   2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (in thousands)
Cash flows from operating activities:
  Net income                                                                                    $50,671                $50,751
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                                               97,398                 97,631
     Amortization of nuclear fuel                                                                 4,158                  3,626
     Deferred tax benefits and investment tax credits                                            (9,235)                (9,614)
     Equity income from unconsolidated investments, net                                         (10,819)                  (341)
     Other                                                                                       (3,913)                (7,368)
  Other changes in assets and liabilities:
     Accounts receivable                                                                         44,523                  8,114
     Accounts payable                                                                           (34,445)               (13,237)
     Benefit obligations and other                                                                3,412                 (2,030)
                                                                                   ---------------------  ---------------------
       Net cash flows from operating activities                                                 141,750                127,532
                                                                                   ---------------------  ---------------------

-------------------------------------------------------------------------------------------------------------------------------

Cash flows used for financing activities:
     Common stock dividends                                                                     (45,340)                     -
     Preferred stock dividends                                                                   (2,483)                (2,483)
     Proceeds from issuance of long-term debt                                                         -                100,000
     Reductions in long-term debt                                                               (47,000)                     -
     Net change in short-term borrowings                                                         17,813               (100,189)
     Other                                                                                       (2,725)                (1,319)
                                                                                   ---------------------  ---------------------
       Net cash flows used for financing activities                                             (79,735)                (3,991)
                                                                                   ---------------------  ---------------------

-------------------------------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
     Utility construction expenditures                                                         (102,035)               (92,521)
     Nuclear decommissioning trust funds                                                        (15,373)               (15,373)
     Proceeds from formation of ATC                                                              74,643                      -
     Other                                                                                      (13,111)               (13,366)
                                                                                   ---------------------  ---------------------
       Net cash flows used for investing activities                                             (55,876)              (121,260)
                                                                                   ---------------------  ---------------------

-------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and temporary cash investments                                               6,139                  2,281
                                                                                   ---------------------  ---------------------

-------------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                                        2,584                  3,555
                                                                                   ---------------------  ---------------------

-------------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                                             $8,723                 $5,836
                                                                                   =====================  =====================

-------------------------------------------------------------------------------------------------------------------------------

Supplemental cash flows information:
  Cash paid during the period for:
    Interest                                                                                    $34,627                $30,087
                                                                                   =====================  =====================
    Income taxes                                                                                $32,792                $35,686
                                                                                   =====================  =====================

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

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and nine months ended September 30, 2001 and 2000, (b) the consolidated financial position at September 30, 2001 and December 31, 2000, and (c) the consolidated statement of cash flows for the nine months ended September 30, 2001 and 2000, have been made. Because of the seasonal nature of WP&L's operations, results for the three and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

2. WP&L's comprehensive income, and the components of other comprehensive income (loss), net of taxes, for the three and nine months ended September 30 were as follows (in thousands):

                                                                        Three Months                      Nine Months
                                                                ------------------------------   -------------------------------
                                                                   2001             2000            2001              2000
                                                                -------------   --------------   -------------   ---------------
Earnings available for common stock                                 $19,027          $16,755          $48,188           $48,268
   Other comprehensive income (loss):
     Unrealized gains (losses) on derivatives qualified
        as hedges:
        Unrealized holding losses arising during period
          due to cumulative effect of a change in
          accounting principle, net of tax                               --             (642)              --              (642)
        Other unrealized holding gains (losses) arising
          during period, net of tax                                   3,756             (747)           5,557              (747)
        Less:  reclassification adjustment for losses
          included in earnings available for common
          stock, net of tax                                            (456)             (68)          (4,222)              (68)
                                                                -------------   --------------   -------------   ---------------
     Net unrealized gains (losses) on qualifying derivatives          4,212           (1,321)           9,779            (1,321)
                                                                -------------   --------------   -------------   ---------------
   Other comprehensive income (loss)                                  4,212           (1,321)           9,779            (1,321)
                                                                -------------   --------------   -------------   ---------------
Comprehensive income                                                $23,239          $15,434          $57,967           $46,947
                                                                =============   ==============   =============   ===============


3. Certain financial information relating to WP&L's significant business segments is presented below. Intersegment revenues were not material to WP&L's operations.

                                                       Electric        Gas          Other         Total
                                                    --------------------------------------------------------
                                                                         (in thousands)
     Three Months Ended September 30, 2001
     -------------------------------------
     Operating revenues                                 $207,462      $19,351         $1,437      $228,250
     Operating income (loss)                              38,800       (3,092)           518        36,226
     Earnings available for common stock                                              19,027        19,027

     Three Months Ended September 30, 2000
     -------------------------------------
     Operating revenues                                 $183,088      $15,169         $1,378      $199,635
     Operating income (loss)                              38,436       (2,032)           508        36,912
     Earnings available for common stock                                              16,755        16,755

     Nine Months Ended September 30, 2001
     ------------------------------------
     Operating revenues                                 $576,150     $169,588         $3,818      $749,556
     Operating income (loss)                              95,636          (97)         1,071        96,610
     Earnings available for common stock                                              48,188        48,188

     Nine Months Ended September 30, 2000
     ------------------------------------
     Operating revenues                                 $518,575      $89,970         $3,787      $612,332
     Operating income                                     95,232        6,007          1,294       102,533
     Earnings available for common stock                                              48,268        48,268



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

                          FORWARD-LOOKING STATEMENTS

Statements contained in this report (including MD&A) that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: factors listed in the "Outlook" section; weather effects on sales and revenues; general economic conditions in the utility subsidiaries' service territories; federal, state and international regulatory or government actions, including issues associated with the deregulation of the domestic utility industry and the setting of rates and recovery of costs; unanticipated construction and acquisition expenditures; issues related to stranded costs and the recovery thereof; unanticipated issues related to the supply of purchased electricity and price thereof; adverse fluctuations in the price of oil and natural gas; unexpected issues related to the operations of Alliant Energy's nuclear facilities; unanticipated costs associated with certain environmental remediation efforts being undertaken by Alliant Energy; Alliant Energy's ability to successfully implement its growth strategy, including the acquisition and operation of foreign companies; unanticipated developments that adversely impact Alliant Energy's strategy to grow its non-regulated businesses; Alliant Energy's ability to identify and successfully complete acquisitions and development projects; material changes in the value of Alliant Energy's investments; technological developments; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages;
political, legal, economic and exchange rate conditions in foreign countries in which Alliant Energy has investments; and changes in the rate of inflation.

                            UTILITY INDUSTRY REVIEW

A summary of the current regulatory environment is included in the Form 10-K filed by Alliant Energy, IESU and WP&L for the year ended December 31, 2000. Set forth below are several developments relating to such regulatory environment that have occurred since the start of the current year.

Overview - In September 2001, six electric utility companies, including IESU
--------
and IPC, filed an application with FERC to create TRANSLink, a for-profit, transmission-only company. A ruling is expected from FERC in the first quarter of 2002. The participants have requested that FERC expedite consideration of the application so that TRANSLink could commence operations by 2002. Current plans call for IESU and IPC to contribute their transmission assets, which have an estimated book value of $300 million, to TRANSLink in exchange for a corresponding ownership interest in TRANSLink. The TRANSLink proposal is subject to receipt of all required federal and state regulatory approvals.

Rates and Regulatory Matters - In 2000, the NRC raised several areas of concern
----------------------------
with Kewaunee's operations. Addressing the concerns is expected to result in additional operating costs to WP&L in 2001 and 2002 through 2005 of approximately $7 million and $25 million, respectively. In April 2001, the PSCW approved the deferral of such incremental costs incurred after March 27, 2001. In July 2001, WP&L requested a $19 million retail electric rate increase from the PSCW to recover a portion of the costs associated with the increased Kewaunee operating costs and costs associated with the replacement of the steam generators at Kewaunee. WP&L expects that the remainder of the additional operating costs related to Kewaunee will be recovered through future base rate filings with the PSCW.

The last of the price freezes impacting Alliant Energy's utility subsidiaries, which stem from the 1998 three-way merger, will expire in the second quarter of 2002. In August 2001, WP&L filed a $114 million base rate increase request with the PSCW related to its investments in reliability, customer service, technology and environmental upgrades, as well as investments in its infrastructure. In September 2001, WP&L filed a request with the PSCW to consolidate the $19 million request for increased Kewaunee operating costs with the new base rate increase request of $114 million. These filings apply to retail electric ($105 million), natural gas ($26 million) and water ($2 million) rates. Also in September 2001, WP&L filed a request with the PSCW, along with three other Wisconsin utilities, for an increase in rates of $16 million for incremental costs associated with the start-up and ongoing operations of ATC. WP&L expects that any rate increases from these filings will be effective on or around April 15, 2002. WP&L cannot provide any assurance that the PSCW will grant the requested rate increases or, if granted, that the rate increases will be at the requested levels. WP&L also plans to file a request in late November 2001 for new wholesale electric base rates. IESU and IPC are in the process of reviewing whether they will need to file electric and/or gas base rate cases with the IUB in the first half of 2002. At this time, there are no plans for filing new base rate cases in Illinois or Minnesota.

In April 2001 and July 2001, the OCA requested certain financial information from IESU and IPC, respectively, related to the electric utility operations within the state of Iowa. IESU and IPC filed their responses with the OCA and cannot predict the outcomes of this process, although such data requests could lead to an effort by the OCA to seek an electric rate reduction for IESU and/or IPC in Iowa.

In January 2001, the IUB issued an order requiring IESU and IPC to file a joint fuel procurement plan in May 2001 for the purpose of evaluating the reasonableness of the Iowa utilities' fuel procurement contracts. This filing was completed in May 2001 and hearings were held in early November 2001. IESU and IPC are still responding to data requests from the IUB. IESU and IPC cannot predict the outcome of this process, which could potentially result in a refund.

In December 2000, WP&L requested a $73 million annual retail electric rate increase from the PSCW to cover increases in WP&L's 2001 fuel and purchased-power costs. The PSCW approved a $46 million interim increase effective February 8, 2001, which was replaced with a $58 million final increase effective June 19, 2001. The final order includes a refund provision for costs collected in rates that are in excess of actual costs incurred. Two customer groups filed an appeal to the state court, challenging certain portions of the final order.

WP&L believed Union Pacific was charging an excessive rate for transporting low-sulfur coal from the Powder River Basin to the Edgewater Generating Station located in Sheboygan, Wisconsin. To contest the rate, WP&L filed a rate case with the STB and upon the expiration of the existing contract, began moving coal under a tariff rate beginning January 1, 2000. Following the STB's initial decision, WP&L, as part of a negotiated settlement, received payment from Union Pacific in November 2001 of $3.9 million, which covers the period from January 2000 through August 2001. While
WP&L and Union Pacific have agreed upon future rates, both parties have filed petitions for reconsideration with the STB on certain aspects of its decision, which could impact the final amount received by WP&L. The refund amount will be reviewed by the PSCW in conjunction with WP&L's fuel adjustment clause. WP&L did not record anything related to this settlement in its results of operations for the nine months ended
September 30, 2001.

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

Overview - Third Quarter Results - Alliant Energy reported net income of
--------------------------------
$62.3 million, or $0.78 per share, for the third quarter of 2001, compared to net income of $276.2 million, or $3.49 per share, for the third quarter of 2000. Both periods included non-cash valuation adjustments related to Alliant Energy's obligation under certain 30-year exchangeable senior notes -- charges of $0.16 per share and $0.02 per share in the third quarters of 2001 and 2000, respectively. In addition, net income for the third quarter of 2000 included $204 million of non-cash net income, or $2.58 per share, relating to Alliant Energy's adoption of SFAS 133 on July 1, 2000. Excluding such items, third quarter 2001 and 2000 earnings were $0.94 per share and $0.93 per share, respectively. The increase in earnings as adjusted was primarily due to higher electric utility margins, a lower effective income tax rate and higher earnings from Alliant Energy's non-regulated operations, largely offset by increased utility operating expenses.

Third quarter 2001 utility earnings were $69.5 million ($0.88 per share) compared to $68.4 million ($0.86 per share) for the same period in 2000. The increase was primarily due to an increase in electric margin and a lower effective income tax rate, which were virtually offset by increased operating expenses.

The non-regulated businesses reported net income(loss) of ($4.4) million, or ($0.06) per share, in the third quarter of 2001, compared to $208.0 million, or $2.63 per share, in the third quarter of 2000. These amounts include the non-cash valuation charges and the non-cash net income relating to Alliant Energy's adoption of SFAS 133. Excluding these adjustments, net income was $8.2 million, or $0.10 per share, in the third quarter of 2001 compared to net income of $5.3 million, or $0.07 per share, in the third quarter of 2000. Improved results from the Integrated Services business unit of $0.02 per share were largely due to a one-time charge related to a loss on a contract in the third quarter of 2000. Higher income from the Investments business unit of $0.01 per share was from Alliant Energy's oil and gas operations and was largely due to increased sales volumes as a result of the continued acquisition of additional oil and gas producing properties. Improved results from the International business unit of $0.01 per share were due to increased earnings from Alliant Energy's China and Australian investments, partially offset by lower earnings from Alliant Energy's New Zealand investments. The impact of lower interest rates on Resources' variable rate borrowings also contributed to the increased earnings. These items were partially offset by lower earnings from Alliant Energy's generation and trading business unit due to fewer weather-related trading opportunities in the third quarter of 2001.

Electric Utility Operations - Electric margins and MWh sales for Alliant
---------------------------
Energy for the three months ended September 30 were as follows (in thousands):

                                              Revenues and Costs                            MWhs Sold
                                   ----------------------------------------- ----------------------------------------
                                        2001           2000         Change        2001          2000        Change
                                   --------------- --------------  --------- -------------- -------------- ----------
Residential                           $188,406         $171,160       10%         2,186          2,059         6%
Commercial                             110,576          102,705        8%         1,493          1,467         2%
Industrial                             157,131          140,647       12%         3,198          3,320        (4%)
                                   --------------- --------------            -------------- --------------
   Total from ultimate customers       456,113          414,512       10%         6,877          6,846         --
Sales for resale                        48,530           52,452       (7%)        1,278          1,253         2%
Other                                   15,208           13,799       10%            39             40        (3%)
                                   --------------- --------------            -------------- --------------
   Total revenues/sales                519,851          480,763        8%         8,194          8,139         1%
                                                                             ============== ==============
Electric production fuels expense       91,256           76,432       19%
Purchased power expense                108,177           85,553       26%
                                   --------------- --------------
   Margin                             $320,418         $318,778        1%
                                   =============== ==============


Electric margins and MWh sales for Alliant Energy for the nine months ended September 30 were as follows (in thousands):

                                              Revenues and Costs                            MWhs Sold
                                   ----------------------------------------- ----------------------------------------
                                        2001           2000         Change        2001          2000        Change
                                   --------------- --------------  --------- ------------- --------------- ----------
Residential                            $473,127       $434,100         9%         5,706          5,416         5%
Commercial                              291,051        264,229        10%         4,153          4,004         4%
Industrial                              421,281        379,400        11%         9,398          9,807        (4%)
                                   --------------- --------------            ------------- ---------------
   Total from ultimate customers      1,185,459      1,077,729        10%        19,257         19,227         --
Sales for resale                        143,736        130,063        11%         3,780          3,618         4%
Other                                    38,086         40,436        (6%)          126            129        (2%)
                                   --------------- --------------            ------------- ---------------
   Total revenues/sales               1,367,281      1,248,228        10%        23,163         22,974         1%
                                                                             ============= ===============
Electric production fuels expense       232,957        202,145        15%
Purchased power expense                 318,024        222,690        43%
                                   --------------- --------------
   Margin                              $816,300       $823,393        (1%)
                                   =============== ==============


Electric margin increased $1.6 million, or 1%, and decreased $7.1 million, or 1%, for the three- and nine-month periods, respectively. The three-month increase was primarily related to increased residential and commercial sales due to more favorable weather conditions in the third quarter of 2001 compared to the same period in 2000 and continued retail customer growth. Higher energy conservation revenues also contributed to the three-month increase. These items were partially offset by lower industrial sales. The nine-month decrease was primarily due to $10 million of income recorded in the second quarter of 2000 for a change in estimate of WP&L's utility services rendered but unbilled at month-end and lower industrial sales.
These items were partially offset by the impact of customer growth and favorable weather conditions in 2001 compared to 2000, which contributed to increased sales to higher-margin residential and commercial customers.

Due to the formation of ATC on January 1, 2001, electric margin for the three and nine months ended September 30, 2001 included expenses of $7 million and $21 million, respectively. Such expenses were offset by equity income, reduced other operation and maintenance expenses and lower depreciation expense, resulting in no significant net income impact due to the formation of ATC. Refer to Note 5 of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 1. for additional information related to ATC.

IESU's and IPC's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased-power billings. Under PSCW rules, WP&L can seek emergency rate increases if the annual fuel and purchased-power costs are more than three percent higher than the estimated costs used to establish rates. Refer to "Utility Industry Review - Rates and Regulatory Matters" for discussion of an IUB fuel investigation and various WP&L rate filings.

Gas Utility Operations - Gas margins and Dth sales for Alliant Energy for the
----------------------
three months ended September 30 were as follows (in thousands):

                                           Revenues and Costs                         Dths Sold
                                 ---------------------------------------  -----------------------------------
                                      2001           2000       Change        2001        2000      Change
                                 ------------- --------------- ---------  ------------ ----------- ----------
Residential                          $17,097        $21,662      (21%)         1,941        2,153     (10%)
Commercial                             8,784         12,512      (30%)         1,459        1,761     (17%)
Industrial                             3,972          5,273      (25%)           943        1,009      (7%)
Transportation/other                  13,126          1,922      583%         11,890        9,409      26%
                                 ------------- ---------------           ------------- -----------
   Total revenues/sales               42,979         41,369        4%         16,233       14,332      13%
                                                                          ============ ===========
Cost of utility gas sold              23,660         22,660        4%
                                 ------------- ---------------
   Margin                            $19,319        $18,709        3%
                                 ============= ===============


Gas margins and Dth sales for Alliant Energy for the nine months ended September 30 were as follows (in thousands):

                                           Revenues and Costs                         Dths Sold
                                 ---------------------------------------  -----------------------------------
                                      2001           2000       Change        2001        2000       Change
                                 ------------- ---------------- --------  ------------ ------------ ---------
Residential                         $217,991        $133,870      63%         21,166      19,580       8%
Commercial                           114,549          67,548      70%         12,731      12,194       4%
Industrial                            24,005          15,823      52%          3,465       3,595      (4%)
Transportation/other                  39,684           8,915     345%         36,487      31,411      16%
                                 ------------- ----------------           ------------ ------------
   Total revenues/sales              396,229         226,156      75%         73,849      66,780      11%
                                                                          ============ ============
Cost of utility gas sold             303,984         136,642     122%
                                 ------------- ----------------
   Margin                            $92,245         $89,514       3%
                                 ============= ================


Gas revenues and cost of utility gas sold increased significantly for the nine-month period due to the large increase in natural gas prices in the first and second quarters of 2001. Gas margin increased $0.6 million, or 3%, and $2.7 million, or 3%, for the three- and nine-month periods, respectively. The nine-month increase was primarily due to more favorable weather conditions in 2001 compared to 2000, partially offset by a negative impact from higher natural gas costs, as some customers either chose alternative fuel sources or used less natural gas, and losses associated with current commodity costs at WP&L, which are shared by ratepayers and shareowners.

IESU's and IPC's gas tariffs include PGA clauses that are designed to currently recover the cost of utility gas sold.

Non-regulated and Other Revenues - Details regarding Alliant Energy's
--------------------------------
non-regulated and other revenues and data relating to Whiting's oil and gas operations for the three and nine months ended September 30 were as follows:

                                                            Three Months                     Nine Months
                                                   -------------------------------  -------------------------------
Non-regulated and other revenues (in thousands):       2001             2000             2001            2000
                                                   --------------  ---------------  ---------------  --------------
   Integrated Services                                 $43,891         $32,046          $176,301         $96,428
   Investments:
        Whiting (oil and gas)                           30,594          29,412           109,725          75,212
        Other                                           10,944          11,565            33,520          32,642
   International                                        16,752            --              32,693            --
   Other                                                 1,254           8,037            15,070          22,473
                                                   --------------  ---------------  ---------------  --------------
                                                      $103,435         $81,060          $367,309        $226,755
                                                   ==============  ===============  ===============  ==============
Whiting's volumes sold (in thousands):
     Oil (barrels)                                        509             391             1,606           1,119
     Gas (thousand cubic feet)                          5,369           4,523            14,151          12,414
Whiting's product prices:
     Oil                                               $24.48          $28.56            $24.89          $26.58
     Gas                                                $3.07           $3.69             $4.30           $3.28


The increased Integrated Services revenues were due to acquisitions in the third and fourth quarters of 2000 of various energy services businesses and higher natural gas prices in the first and second quarters of 2001. Ongoing acquisitions of additional oil and gas properties had a significant impact on the increased Whiting sales volumes. The 2001 International revenues resulted from the December 2000 change from the equity method of accounting to the consolidation method for an investment in China.

Other Operating Expenses - Other operation and maintenance expenses for the
------------------------
three and nine months ended September 30 were as follows (in thousands):

                                             Three Months                      Nine Months
                                     ------------------------------   ------------------------------
                                         2001            2000             2001             2000
                                     -------------   --------------   --------------   -------------
Utility                                 $124,349        $108,291          $379,976        $367,497
Integrated Services                       41,470          39,867           167,112         101,385
Investments:
     Whiting (oil and gas)                11,771           9,823            34,867          26,555
     Other                                 6,613           7,279            20,711          21,800
International                             14,896           1,316            31,025           3,539
Other (includes eliminations)             (4,436)          1,946            (3,846)          5,786
                                     -------------   --------------   --------------   -------------
                                        $194,663        $168,522          $629,845        $526,562
                                     =============   ==============   ==============   =============


Other operation and maintenance expenses at the utility subsidiaries increased $16.1 million and $12.5 million for the three- and nine-month periods, respectively, primarily due to higher costs in Alliant Energy's energy delivery and generation business units (certain increases were timing differences), increased uncollectible customer account balances and costs associated with the implementation of Alliant Energy's e-business strategy. Also contributing to the three-month increase were higher operating costs at Kewaunee. Such increases were partially offset by the impact of the formation of ATC earlier in 2001, as discussed in "Electric Utility Operations."

The Integrated Services increases were primarily due to the acquisitions of the various energy services businesses and the higher natural gas costs in the first and second quarters of 2001, partially offset by a one-time charge related to a loss on a contract in the third quarter of 2000. The increase at Whiting was primarily due to the increased production volumes. The International increases were primarily due to the December 2000 change in accounting method for the China investment.

Depreciation and amortization expense increased $5.9 million and $22.8 million for the three- and nine-month periods, respectively, primarily due to utility property additions, acquisitions at the non-regulated businesses and the December 2000 change in accounting method for the China investment. Such increases were partially offset by the impact of the formation of ATC earlier in 2001, as discussed in "Electric Utility Operations."

Taxes other than income taxes increased $4.5 million for the nine-month period primarily due to increased payroll and gross receipts taxes.

Interest Expense and Other - Interest expense increased $1.1 million and
--------------------------
$16.0 million for the three- and nine-month periods, respectively, primarily due to higher non-regulated borrowings to fund Alliant Energy's strategic growth initiatives, partially offset by the impact of lower interest rates on Alliant Energy's variable rate borrowings.

Equity income (loss) from Alliant Energy's unconsolidated investments for the three and nine months ended September 30 was as follows (in thousands):

                                              Three Months                     Nine Months
                                       ----------------------------    ----------------------------
                                           2001           2000             2001           2000
                                       -------------  -------------    --------------  ------------
ATC                                        $2,210            $--           $10,236            $--
Cargill-Alliant                             2,964          7,321             8,058          9,922
Australia/New Zealand                       2,829            656             7,752          2,024
China                                         942            194             3,333            442
Brazil                                      3,185          1,837             1,890          1,098
Other                                        (442)          (118)             (503)          (888)
                                       -------------  -------------    --------------  ------------
                                          $11,688         $9,890           $30,766        $12,598
                                       =============  =============    ==============  ============


Equity income from unconsolidated investments increased $1.8 million and $18.2 million for the three- and nine-month periods, respectively, primarily due to ATC beginning operations on January 1, 2001, increased earnings in China largely due to the addition of a combined heat and power facility to Alliant Energy's China portfolio in the first quarter of 2001 and non-cash income from the valuation of certain Australian energy agreements. These items were partially offset by reduced income at Alliant Energy's electricity trading joint venture due to fewer weather-related trading opportunities in the third quarter of 2001 and lower earnings from Alliant Energy's New Zealand investments due to the impact of a drought in New Zealand. In spite of the drought conditions in Brazil, Alliant Energy realized slight increases in equity earnings from its Brazilian investments in both periods.

On July 1, 2000, Alliant Energy adopted SFAS 133. Related to the adoption, Alliant Energy recorded a $321.3 million gain related to the designation of a portion of Alliant Energy's McLeod holdings as "trading securities." This gain related to the unrealized appreciation in value of approximately 27% of Alliant Energy's McLeod holdings.

Alliant Energy sold 450,000 shares of its investment in McLeod in the first quarter of 2000, resulting in a pre-tax gain of $10.2 million, or $0.08 per share.

Miscellaneous, net income decreased $16.7 million and $31.4 million for the three- and nine-month periods largely due to higher non-cash valuation charges of $16.0 million and $27.1 million related to the net change in the value of the McLeod trading securities and the derivative component of Resources' exchangeable senior notes, respectively. Lower gains from asset sales also contributed to both decreases while income realized in 2000 from a weather hedge also impacted the nine-month comparison. The three-month decrease was partially offset by higher interest income.

Income Taxes - The effective income tax rates were 32.0% and 32.5% for the
------------
three- and nine-month periods ended September 30, 2001, compared with 40.2% and 39.6% for the same periods last year, respectively. The decrease for both periods was primarily due to the impact of the adoption of SFAS 133 in the third quarter of 2000 and increased income tax benefits from Alliant Energy's China and Brazil investments. Also contributing to the nine-month decrease were higher tax credits.

                          IESU RESULTS OF OPERATIONS

Overview - Third Quarter Results - Earnings available for common stock
--------------------------------
decreased $0.1 million for the three months ended September 30, 2001, compared with the same period in 2000, primarily due to higher other operation and maintenance expenses, offset by a lower effective income tax rate and reduced property taxes.

Electric Utility Operations - Electric margins and MWh sales for IESU for the
---------------------------
three months ended September 30 were as follows (in thousands):

                                            Revenues and Costs                         MWhs Sold
                                   --------------------------------------- ------------------------------------
                                       2001          2000       Change        2001         2000         Change
                                   ------------- -------------- ---------- ----------- -------------- ----------
Residential                            $83,039       $78,004       6%           852          822          4%
Commercial                              59,245        56,326       5%           739          732          1%
Industrial                              59,254        55,517       7%         1,189        1,239         (4%)
                                   ------------- --------------           ------------ --------------
   Total from ultimate customers       201,538       189,847       6%         2,780        2,793          --
Sales for resale                        11,925         9,378      27%           273          247         11%
Other                                    4,286         3,674      17%            10           10          --
                                   ------------- --------------           ------------ --------------
   Total revenues/sales                217,749       202,899       7%         3,063        3,050          --
                                                                          ============ ==============
Electric production fuels expense       38,147        22,633      69%
Purchased power expense                 30,998        28,324       9%
                                   ------------- --------------
   Margin                             $148,604      $151,942      (2%)
                                   ============= ==============


Electric margins and MWh sales for IESU for the nine months ended September 30 were as follows (in thousands):

                                             Revenues and Costs                         MWhs Sold
                                   --------------------------------------- ------------------------------------
                                        2001          2000        Change        2001         2000       Change
                                   ------------- --------------- --------- ------------- ------------- --------
Residential                           $199,915       $183,138       9%          2,187        2,088        5%
Commercial                             153,046        138,335      11%          2,073        2,008        3%
Industrial                             161,352        143,743      12%          3,622        3,754       (4%)
                                   ------------- ---------------           ------------- -------------
   Total from ultimate customers       514,313        465,216      11%          7,882        7,850        --
Sales for resale                        32,312         21,875      48%            820          748       10%
Other                                   11,350          9,843      15%             29           30       (3%)
                                   ------------- ---------------           ------------- -------------
   Total revenues/sales                557,975        496,934      12%          8,731        8,628        1%
                                                                           ============= =============
Electric production fuels expense       91,626         76,595      20%
Purchased power expense                107,441         59,464      81%
                                   ------------- ---------------
   Margin                             $358,908       $360,875      (1%)
                                   ============= ===============


Electric margin decreased $3.3 million, or 2%, and $2.0 million, or 1%, for the three- and nine-month periods, respectively, primarily due to increased purchased-power capacity costs and lower industrial sales, partially offset by increased residential and commercial sales due to more favorable weather conditions in 2001 compared to 2000 and continued retail customer growth.

IESU's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased-power billings. Refer to "Utility Industry Review - Rates and Regulatory Matters" for discussion of an IUB fuel investigation.

Gas Utility Operations - Gas margins and Dth sales for IESU for the three
----------------------
months ended September 30 were as follows (in thousands):

                                           Revenues and Costs                          Dths Sold
                                 ---------------------------------------  ------------------------------------
                                      2001           2000        Change        2001         2000       Change
                                 ------------- ---------------- --------  ------------- ------------- --------
Residential                          $8,661         $10,406      (17%)           890          908      (2%)
Commercial                            4,562           5,788      (21%)           703          744      (6%)
Industrial                            2,869           3,840      (25%)           698          740      (6%)
Transportation/other                  3,222             859      275%          2,672        2,091      28%
                                 ------------- ----------------           ------------- -------------
   Total revenues/sales              19,314          20,893       (8%)         4,963        4,483      11%
                                                                          ============= =============
Cost of gas sold                     11,478          13,253      (13%)
                                 ------------- ----------------
   Margin                            $7,836          $7,640        3%
                                 ============= ================


Gas margins and Dth sales for IESU for the nine months ended September 30 were as follows (in thousands):

                                           Revenues and Costs                          Dths Sold
                                 ---------------------------------------  ------------------------------------
                                      2001           2000        Change        2001         2000       Change
                                 ------------- ---------------- --------  ------------ -------------- --------
Residential                         $103,141         $64,262      61%         10,016       9,011         11%
Commercial                            53,058          31,107      71%          5,946       5,433          9%
Industrial                            12,910           9,128      41%          2,073       2,122         (2%)
Transportation/other                   8,634           3,270     164%          8,130       7,194         13%
                                 ------------- ----------------           ------------ --------------
   Total revenues/sales              177,743         107,767      65%         26,165      23,760         10%
                                                                          ============ ==============
Cost of gas sold                     136,701          68,291     100%
                                 ------------- ----------------
   Margin                            $41,042         $39,476       4%
                                 ============= ================


Gas revenues and cost of gas sold increased significantly for the nine-month period due to the large increase in natural gas prices in the first and second quarters of 2001. Such increases had no impact on IESU's gas margin given its rate recovery mechanism for gas costs. Gas margin increased $0.2 million, or 3%, and $1.6 million, or 4%, for the three- and nine-month periods, respectively. The nine-month increase was largely due to more favorable weather conditions in the first quarter of 2001 compared with the first quarter of 2000, partially offset by a negative impact from higher natural gas costs as some customers either chose alternative fuel sources or used less natural gas.

IESU's gas tariffs include PGA clauses that are designed to currently recover the cost of gas sold.

Other Operating Expenses - Other operation and maintenance expenses increased
------------------------
$9.8 million and $16.6 million for the three- and nine-month periods, respectively, primarily due to increased energy delivery and generation expenses (certain increases were timing differences), increased uncollectible customer account balances and costs associated with the implementation of Alliant Energy's e-business strategy. The nine-month increase was partially offset by reduced other administrative and general expenses and one-time fees incurred in the second quarter of 2000 associated with the transfer from the MAPP reliability region to the MAIN region.

Taxes other than income taxes decreased $1.7 million and $2.4 million for the three- and nine-month periods, respectively, primarily due to reduced property taxes.

Interest Expense and Other - Miscellaneous, net income increased $2.3 million
--------------------------
and $0.6 million for the three- and nine-month periods, respectively. The three-month increase was primarily due to income related to value-added products and services.

Income Taxes - The effective income tax rates were 33.1% and 35.3% for the
------------
three and nine months ended September 30, 2001, respectively, compared with 41.4% and 41.9%, respectively, for the same periods last year. The decrease for both periods was due to decreases in property-related temporary differences for which deferred taxes are not provided pursuant to rate making principles.

                          WP&L RESULTS OF OPERATIONS

Overview - Third Quarter Results - Earnings available for common stock
--------------------------------
increased $2.3 million for the three months ended September 30, 2001, compared with the same period in 2000, primarily due to higher electric margins.

Electric Utility Operations - Electric margins and MWh sales for WP&L for the
---------------------------
three months ended September 30 were as follows (in thousands):

                                            Revenues and Costs                         MWhs Sold
                                   -------------------------------------  ------------------------------------
                                       2001          2000        Change        2001         2000       Change
                                   ------------- -------------- --------  ------------- ------------- --------
Residential                            $71,467       $61,816      16%            964          872        11%
Commercial                              38,454        34,228      12%            589          563         5%
Industrial                              55,506        48,801      14%          1,173        1,201        (2%)
                                   ------------- --------------           ------------- -------------
   Total from ultimate customers       165,427       144,845      14%          2,726        2,636         3%
Sales for resale                        34,711        32,084       8%            951          838        13%
Other                                    7,324         6,159      19%             13           13         --
                                   ------------- --------------           ------------- -------------
   Total revenues/sales                207,462       183,088      13%          3,690        3,487         6%
                                                                          ============= =============
Electric production fuels expense       34,609        33,198       4%
Purchased power expense                 62,065        41,299      50%
                                   ------------- --------------
   Margin                             $110,788      $108,591       2%
                                   ============= ==============


Electric margins and MWh sales for WP&L for the nine months ended September 30 were as follows (in thousands):

                                            Revenues and Costs                         MWhs Sold
                                   -------------------------------------  ------------------------------------
                                       2001          2000        Change        2001         2000       Change
                                   ------------ --------------- --------  ------------- ------------- --------
Residential                           $192,680      $173,925      11%          2,573        2,379       8%
Commercial                             106,584        96,163      11%          1,630        1,529       7%
Industrial                             157,479       142,134      11%          3,429        3,533      (3%)
                                   ------------ ---------------           ------------- -------------
   Total from ultimate customers       456,743       412,222      11%          7,632        7,441       3%
Sales for resale                       102,583        86,102      19%          2,679        2,400      12%
Other                                   16,824        20,251     (17%)            46           48      (4%)
                                   ------------ ---------------           ------------- -------------
   Total revenues/sales                576,150       518,575      11%         10,357        9,889       5%
                                                                          ============= =============
Electric production fuels expense       97,876        83,699      17%
Purchased power expense                165,231       113,119      46%
                                   ------------ ---------------
   Margin                             $313,043      $321,757      (3%)
                                   ============ ===============


Electric margin increased $2.2 million, or 2%, and decreased $8.7 million, or 3%, for the three- and nine-month periods, respectively. The three-month increase was primarily due to increased residential and commercial sales resulting from continued retail customer growth and more favorable weather conditions in the third quarter of 2001 compared to the same period in 2000. Also contributing to the three-month increase were increased energy conservation revenues. These items were partially offset by the impact of the formation of ATC and lower industrial sales. The nine-month decrease was primarily due to the impact of the formation of ATC, a second quarter 2000 change in estimate of WP&L's utility services rendered but unbilled at month-end of $10 million and lower industrial sales. These items were partially offset by increased sales to higher-margin residential and commercial customers from continued retail customer growth and more favorable weather conditions in 2001 compared to 2000. Refer to "Utility Industry Review - Rates and Regulatory Matters" for discussion of various WP&L rate filings.

Due to the formation of ATC on January 1, 2001, electric margin for the three and nine months ended September 30, 2001 included expenses of $7 million and $21 million, respectively. Such expenses were offset by equity income, reduced other operation and maintenance expenses and lower depreciation expense, resulting in no significant net income impact due to the formation of ATC. Refer to Note 5 of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 1. for additional information related to ATC.

Under PSCW rules, WP&L can seek emergency rate increases if the annual fuel and purchased-power costs are more than three percent higher than the estimated costs used to establish rates.

Gas Utility Operations - Gas margins and Dth sales for WP&L for the three
----------------------
months ended September 30 were as follows (in thousands):

                                           Revenues and Costs                          Dths Sold
                                 ---------------------------------------  ------------------------------------
                                      2001           2000        Change        2001         2000       Change
                                 -------------- --------------- --------  ------------- ------------- --------
Residential                           $6,199         $8,312       (25%)          797          939       (15%)
Commercial                             3,371          5,604       (40%)          617          854       (28%)
Industrial                               603            872       (31%)          128          144       (11%)
Transportation/other                   9,178            381     2,309%         4,307        2,772        55%
                                 -------------- ---------------           ------------- -------------
   Total revenues/sales               19,351         15,169        28%         5,849        4,709        24%
                                                                          ============= =============
Cost of gas sold                      10,193          6,431        58%
                                 -------------- ---------------
   Margin                             $9,158         $8,738         5%
                                 ============== ===============


Gas margins and Dth sales for WP&L for the nine months ended September 30 were as follows (in thousands):

                                           Revenues and Costs                          Dths Sold
                                 ---------------------------------------  ------------------------------------
                                      2001           2000        Change        2001         2000       Change
                                 ------------- ---------------- --------  ------------- ------------- --------
Residential                          $86,223        $52,795       63%          8,375        7,926       6%
Commercial                            47,330         28,830       64%          5,280        5,321      (1%)
Industrial                             7,354          4,510       63%            864          923      (6%)
Transportation/other                  28,681          3,835      648%         12,861        9,613      34%
                                 ------------- ----------------           ------------- -------------
   Total revenues/sales              169,588         89,970       88%         27,380       23,783      15%
                                                                          ============= =============
Cost of gas sold                     132,270         51,398      157%
                                 ------------- ----------------
   Margin                            $37,318        $38,572       (3%)
                                 ============= ================


Gas revenues and cost of gas sold increased significantly for the nine-month period due to the large increase in natural gas prices in the first and second quarters of 2001. Gas margin increased $0.4 million, or 5%, and decreased $1.3 million, or 3%, for the three- and nine-month periods, respectively. The nine-month decrease was primarily due to losses associated with current commodity costs, which are shared by ratepayers and shareowners, and the impact of higher natural gas costs as some customers either chose alternative fuel sources or used less natural gas, partially offset by increased natural gas sales due to more favorable weather conditions in the first quarter of 2001 compared to the first quarter of 2000.

Other Operating Expenses - Other operation and maintenance expenses increased
------------------------
$2.9 million and decreased $6.6 million for the three- and nine-month periods, respectively. The three-month increase was primarily due to increased energy delivery expenses, higher nuclear expenses and costs associated with the implementation of Alliant Energy's e-business strategy, partially offset by the impact of the formation of ATC. The nine-month decrease was primarily due to the formation of ATC and decreased fossil-plant maintenance and nuclear expenses, partially offset by higher uncollectible account balances, costs associated with the implementation of Alliant Energy's e-business strategy and increased energy delivery expenses. The lower nuclear expenses were primarily due to a planned second quarter 2000 refueling outage at Kewaunee.

Depreciation and amortization expense decreased $0.1 million and $0.2 million for the three- and nine-month periods, respectively, due to the impact of the formation of ATC, offset by property additions and increased earnings on the nuclear decommissioning trust fund. The accounting for earnings on the nuclear decommissioning trust fund results in no net income impact. Miscellaneous, net income increases for earnings on the trust fund and the corresponding offset is recorded as depreciation expense.

Taxes other than income taxes increased $0.6 million and $2.8 million for the three- and nine-month periods, respectively, due to increased gross receipts and payroll taxes.

Interest Expense and Other - Equity income from unconsolidated investments
--------------------------
increased $2.4 million and $10.5 million for the three- and nine-month periods, respectively, largely due to ATC beginning operations on January 1, 2001.

Miscellaneous, net income increased $2.0 million and decreased $2.8 million for the three- and nine-month periods, respectively. The three-month increase was primarily due to increased earnings from the nuclear decommissioning trust fund. The nine-month decrease was primarily due to income realized from weather hedges in 2000, partially offset by increased earnings from the nuclear decommissioning trust fund.

Income Taxes - The effective income tax rate was 38.3% for the three and nine
------------
months ended September 30, 2001, compared with 37.3% and 37.4%, respectively, for the same periods last year.

                        LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for Nine-Month Periods - Alliant Energy's cash flows from
---------------------------------
operating activities increased $110 million primarily due to changes in working capital; cash flows from financing activities decreased $316 million primarily due to net changes in the amount of debt issued and retired; and cash flows used for investing activities decreased $192 million primarily due to lower non-regulated investments. IESU's cash flows from operating activities increased $10 million primarily due to changes in working capital, partially offset by a scheduled nuclear refueling outage in the second quarter of 2001; cash flows used for financing activities decreased $58 million primarily due to net changes in the amount of debt issued and retired. WP&L's cash flows from operating activities increased $14 million primarily due to changes in working capital; cash flows used for financing activities increased $76 million primarily due to net changes in the amount of debt issued and retired and the payment of common stock dividends in 2001; and cash flows used for investing activities decreased $65 million due to proceeds received from the transfer of WP&L's transmission assets to ATC. WP&L did not declare a common stock dividend in 2000 as part of the management of its capital structure.

Equity - On November 8, 2001, Alliant Energy agreed to sell in a public
------
offering 8.5 million shares of its common stock at a price per share to the public of $28.00. In addition, the underwriters for the public offering have exercised their over-allotment option to purchase 1.275 million additional shares of common stock at the same price per share. The public offering of the shares is expected to close on November 15, 2001. Alliant Energy expects to use the approximately $263.0 million of net proceeds from the offering (including from the sale of the over-allotment shares) to repay short-term debt.

Long-Term Debt - Refer to Note 7 of Alliant Energy's "Notes to Consolidated
--------------
Financial Statements" in Item 1. for discussion of long-term debt issued by IESU in March 2001.

On November 9, 2001, Resources agreed to issue $300 million of 7% senior notes due 2011 in a private placement. The notes are fully and unconditionally guaranteed by Alliant Energy. The private placement of the notes is expected to close on November 15, 2001. Resources expects to use the $297.2 million of net proceeds from the private placement to repay other Resources' debt.

Sale of Accounts Receivable - Alliant Energy and the utility subsidiaries
---------------------------
received all necessary approvals in late March 2001 for a combined accounts receivable sale program whereby IESU, WP&L and IPC sell their respective receivables on a limited recourse basis through wholly-owned special purpose entities to an affiliated financing entity, which in turn sells the receivables to an outside investor. The new program became operational in the second quarter of 2001 and replaces the previously existing programs for IESU and WP&L. IPC did not previously have an accounts receivable sale program. The utility subsidiaries use proceeds from the sale of accounts receivable and unbilled revenues to maintain flexibility in their capital structures, take advantage of favorable short-term rates and finance a portion of their long-term cash needs.

Investments - Under PUHCA, certain investments of Alliant Energy in exempt
-----------
wholesale generators and foreign utility companies are limited to 50 percent of Alliant Energy's consolidated retained earnings. In May 2001, Alliant Energy filed an application with the SEC to request, among other things, aggregate investment authority with respect to exempt wholesale generators and foreign utility companies in the amount of $1.75 billion. In October 2001, the SEC issued an order approving an increase in Alliant Energy's aggregate investment authority from 50 percent to 100 percent of consolidated retained earnings and reserved its jurisdiction over the increase to $1.75 billion until further completion of the record, which is subject to the receipt of all required state regulatory approvals.

In October 2001, Alliant Energy and Resources received SEC approval for their on-going program of external financing, credit support agreements and other related proposals for the period through December 31, 2004.

Construction and Acquisition Expenditures - Alliant Energy plans to invest in
-----------------------------------------
a portfolio of domestic non-regulated generation assets through acquisition, development and expansion, both inside and outside of the service territories of its utility subsidiaries. Consistent with this strategy, in October 2001, Alliant Energy announced an agreement with Panda Energy International, Inc., to jointly develop and operate a 1,100 MW natural gas combined-cycle power plant in western Michigan. Construction of the facility is expected to begin during the first quarter of 2002 and the facility is expected to become operational in 2004, assuming certain conditions are satisfied. The total cost of the project is estimated to be approximately $600 million. Alliant Energy anticipates that at least 55 percent of the project costs will be financed through non-recourse debt at the joint venture level, with the remaining portion to be provided by Alliant Energy.

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

Including non-regulated generation projects, Alliant Energy plans to invest $2.0 billion over the next four years in various energy-related businesses that it believes offer potential for future growth while enhancing shareowner value. Alliant Energy expects these investments to include expanding its international generation and distribution assets in Australia, Brazil, China and New Zealand. Alliant Energy also plans to invest in its other domestic non-regulated businesses, including its oil and gas production operations and its integrated energy services businesses.

To help ensure electric service reliability for its customers, Alliant Energy has announced a program called PowerPledge, which is designed to increase Alliant Energy's power supply, upgrade existing systems and use more renewable energy sources. Through this program, Alliant Energy's utility subsidiaries plan to invest $1.7 billion from 2002 through 2005 in utility infrastructure designed to improve reliability.

                                 OTHER MATTERS

Refer to Note 4 of IESU's "Notes to Consolidated Financial Statements" in
Item 1. for discussion of a merger between IESU and IPC that is currently expected to be effective January 1, 2002.

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

Equity Price Risk - At September 30, 2001 and December 31, 2000, Alliant
-----------------
Energy had an investment in the stock of McLeod, a publicly traded telecommunications company, valued at $43 million and $791 million, respectively. In addition to the equity risk associated with the investment in McLeod, Alliant Energy also has equity risk related to the option liability embedded within Resources' exchangeable senior notes. A 10 percent increase (decrease) in the quoted market price at September 30, 2001 and December 31, 2000 would not have a significant impact on net income as any resulting increase (decrease) in the value of the option would be substantially offset by a corresponding increase (decrease) in the value of the McLeod shares classified as trading (valued at $12 million and $221 million at September 30, 2001 and December 31, 2000, respectively). At September 30, 2001 and December 31, 2000, the McLeod available-for-sale securities were valued at $31 million and $570 million, respectively. A 10 percent increase (decrease) in the quoted market price at September 30, 2001 and December 31, 2000 would have increased (decreased) the value of the investment of the available-for-sale securities by $3 million and $57 million, respectively.

Currency Risk - Alliant Energy has investments in various countries where the
-------------
net investments are not hedged, including Australia, Brazil, China and New Zealand. As a result, these investments are subject to currency exchange risk with fluctuations in currency exchange rates. At September 30, 2001 and December 31, 2000, Alliant Energy had a cumulative foreign currency translation loss of $175 million and $60 million, respectively, recorded in

"Accumulated other comprehensive income (loss)" on its Consolidated Balance Sheets that primarily related to decreases in value of the Brazil real, New Zealand dollar and Australian dollar in relation to the U.S. dollar. Based on Alliant Energy's investments at September 30, 2001 and December 31, 2000, a 10 percent sustained increase (decrease) over the next 12 months in the foreign exchange rates of Australia, Brazil, China and New Zealand would increase (decrease) the cumulative foreign currency translation loss by $44 million and $46 million, respectively.

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

In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Alliant Energy must adopt SFAS 143 no later than January 1, 2003. With regards to the decommissioning of DAEC and Kewaunee, SFAS 143 will require IESU and WP&L, respectively, to record at fair value the decommissioning liability and a corresponding asset, which will then be depreciated over the remaining expected service lives of the plants' generating units. Currently, decommissioning amounts collected in rates and the investment earnings are reported in accumulated depreciation. Alliant Energy has not yet determined what other assets may have associated retirement costs as defined by SFAS 143. Alliant Energy does not anticipate SFAS 143 will have a material impact on its financial condition or results of operations.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Alliant Energy must adopt SFAS 144 no later than January 1, 2002. At the present time, Alliant Energy does not anticipate SFAS 144 will have a material impact on its financial condition or results of operations.

                                    OUTLOOK

Alliant Energy currently estimates that adjusted earnings for 2001 will be in the range of $2.40 to $2.50 per diluted share and in the range of $2.50 to $2.70 per diluted share for 2002. Drivers for Alliant Energy's 2001 and 2002 earnings estimates include, but are not limited to: normal weather conditions in its utility service territories; continued economic development and sales growth in its utility service territories; continued cost control and operational efficiencies in its utility operations; ability of its utility subsidiaries to recover their operating costs, and to earn a reasonable rate of return, in future rate proceedings; ability to recover its purchased-power and fuel costs, both domestically and internationally; ability to offset start-up and growth-related interest expenses in its non-regulated businesses with sales of non-strategic assets and to redeploy such proceeds into more strategic earnings-generating investments; continued improved profitability of its international investments; continued improved profitability of its non-regulated businesses as a whole, including oil and gas, electricity trading, integrated energy and transportation services; stable oil and gas prices; and other stable business conditions, including a stable economy. In addition, the estimates are further subject to future developments relating to Alliant Energy's utility investments in Brazil.

Brazil is experiencing drought conditions which have been negatively impacting Alliant Energy's 2001 earnings given that the large majority of generation in Brazil is hydroelectric. However, Alliant Energy has been mitigating a significant portion of this negative earnings impact as a result of its ability to sell excess energy into the wholesale power market. The Brazilian government is currently reviewing the structure of the wholesale power market in Brazil, as well as the implications to Brazilian utilities of the government's rationing program and various cost increases the utilities have experienced since their most recent tariff adjustments. The outcomes of this review could include, among others, any or all of the following scenarios: 1) retroactive adjustments to decrease the wholesale market prices at which Alliant Energy has been selling its excess energy; 2) compensation for past losses Alliant Energy has realized due to the rationing program; and/or 3) compensation for certain cost increases Alliant Energy has experienced since its most recent tariff adjustments. Alliant Energy is currently unable to predict the outcome of this review process, during what period Alliant Energy would record any such adjustments or compensation or what impact any such adjustments or compensation would have on Alliant Energy's earnings. However, several of Alliant Energy's other non-regulated businesses continue to generate strong earnings, which also should offset some or all of the impact of the foregoing.

Alliant Energy's strategic plan includes investing in generation and other energy-related projects; better connecting with customers through enhanced service reliability, value-added products and services, and e-business initiatives; and growing the non-regulated side of its business through partnerships and acquisitions with a focus on generation projects, select international markets and other strategic initiatives. Alliant Energy's goal is to have its non-regulated operations contribute more than 25 percent of its adjusted earnings within the next three years and believes that successful implementation of these strategies will contribute significantly to Alliant Energy achieving its targeted annual growth rate of 7 to 10 percent in adjusted earnings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported under
Item 2. MD&A "Other Matters - Market Risk Sensitive Instruments and
Positions."

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In an effort to grow and expand as a Wisconsin-based company, Alliant Energy and WP&L filed a federal lawsuit in October 2000, seeking declaratory relief regarding whether certain provisions of WUHCA are unconstitutional as a violation of the interstate commerce and equal protection provisions of the U.S. constitution. Alliant Energy and WP&L are challenging the provisions of WUHCA which restrict ownership in utility holding companies, limit the investments those companies can make and place significant restrictions on companies that invest in Wisconsin utility holding companies. Alliant Energy and WP&L also requested that the court consider the constitutionality of issues related to the asset cap on non-utility investments imposed by WUHCA. Alliant Energy and WP&L were seeking only declaratory relief and not damages in the litigation. In February 2001, the lawsuit was dismissed based on lack of allegations of "injury in fact." Alliant Energy and WP&L filed a motion for reconsideration with the court, which was denied in April 2001. Alliant Energy and WP&L have appealed the lower court's rulings to the 7th Circuit Court of Appeals. Briefing of the appeal was completed in September 2001, with a decision expected by Summer 2002. Alliant Energy and WP&L cannot currently predict the outcome of this litigation.

Alliant Energy received an adverse ruling in 1999 from a U.S. district court judge dealing with an income tax refund claim Alliant Energy filed relating to capital losses disallowed under audit by the IRS. The district court judge also disallowed certain related deductions allowed by the IRS as an offset against a tax refund due to Alliant Energy. Alliant Energy appealed the district court's ruling and the IRS appealed the decision which led to the tax refund due to Alliant Energy. In June 2001, the U.S. Court of Appeals for the Eighth Circuit ruled in Alliant Energy's favor with respect to both tax issues. In July 2001, the government filed a petition for rehearing with the U.S. Court of Appeals related to the capital losses allowed in the Eighth Circuit opinion. The Eighth Circuit denied the appeal in September 2001 and remanded the case back to the District Court for entry of judgment. The government may petition the U.S. Supreme Court to hear the case; such petition must be filed by the end of December 2001. Alliant Energy believes the resolution of these issues will not have a material adverse impact on its financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
    ---------

    10.1 Amendment No. 1 to Joint Power Supply Agreement dated February 2, 1967 among Wisconsin Public Service Corporation, WP&L, and Madison Gas & Electric Company


(b) Reports on Form 8-K:
    --------------------

    Alliant Energy - None.

    IESU - None.

    WP&L - None.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, IES Utilities Inc. and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November 2001.

ALLIANT ENERGY CORPORATION
--------------------------
Registrant

By: /s/ John E. Kratchmer                   Corporate Controller and Chief Accounting Officer
-------------------------                      (Principal Accounting Officer and Authorized Signatory)
John E. Kratchmer



IES UTILITIES INC.
------------------
Registrant

By: /s/ John E. Kratchmer                   Corporate Controller and Chief Accounting Officer
-------------------------                      (Principal Accounting Officer and Authorized Signatory)
John E. Kratchmer



WISCONSIN POWER AND LIGHT COMPANY
---------------------------------
Registrant

By: /s/ John E. Kratchmer                   Corporate Controller and Chief Accounting Officer
-------------------------                      (Principal Accounting Officer and Authorized Signatory)
John E. Kratchmer
