Form 10-Q/A
period 2001-03-31
INTERSTATE POWER & LIGHT CO; ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO
filed 2002-01-30
CIK 52485, 352541, 107832

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q/A
                          AMENDMENT NO.1 TO

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2001
                                     --------------

                                or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______ to _______


Commission        Name of Registrant, State of Incorporation,                              IRS Employer
File Number       Address of Principal Executive Offices and Telephone Number         Identification Number
-----------       -----------------------------------------------------------        -----------------------
1-9894            ALLIANT ENERGY CORPORATION                                                39-1380265
                  (a Wisconsin corporation)
                  222 West Washington Avenue
                  Madison, Wisconsin  53703
                  Telephone (608)252-3311

0-4117-1          INTERSTATE POWER AND LIGHT COMPANY                                        42-0331370
                  (an Iowa corporation)
                  Alliant Energy Tower
                  Cedar Rapids, Iowa  52401
                  Telephone (319)398-4411

                  IES Utilities Inc.
                  ------------------
                  (Former name of Interstate Power and Light Company)

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

This combined Form 10-Q/A is separately filed by Alliant Energy
Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company. Information contained in the quarterly report relating to Interstate Power and Light Company and Wisconsin Power and Light Company is filed by such registrant on its own behalf. Each of Interstate Power and Light Company and Wisconsin Power and Light Company makes no representation as to information relating to registrants other than itself.

Number of shares outstanding of each class of common stock as of April 30, 2001:

Alliant Energy           Common stock, $.01 par value, 79,055,349
Corporation              shares outstanding

Interstate Power         Common stock, $2.50 par value, 13,370,788
and Light Company        shares outstanding (all of which are owned
                         beneficially and of record by Alliant Energy
                         Corporation)

Wisconsin Power and      Common stock, $5 par value, 13,236,601 shares
Light Company            outstanding (all of which are owned
                         beneficially and of record by Alliant Energy
                         Corporation)

Alliant Energy's previously reported results for the three months ended March 31, 2001 were based on the assumption that Southern Hydro's electricity derivatives qualified for hedge accounting. Southern Hydro is a foreign affiliate of Alliant Energy accounted for under the equity method of accounting. Alliant Energy prepared its quarterly financial statements during 2001 based on the independently prepared financial statements of Southern Hydro, which treated these derivatives as qualifying for hedge accounting under SFAS 133. Upon a further review of the accounting for such derivatives by Alliant Energy during the fourth quarter, it was determined the derivatives did not qualify for hedge accounting and that gains and losses attributable to changes in the fair value of these derivatives should have been recognized in Alliant Energy's earnings in the first three quarters of 2001. As required by U.S. generally accepted accounting principles, all 2001 financial statements of Alliant Energy presented herein have been restated to reflect this change. Alliant Energy's net income in 2000 and retained earnings as of January 1, 2000 were not impacted. The undersigned registrants hereby amend Items 1, 2 and 3 of Part I of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 to provide in their entirety as follows:

                            DEFINITIONS

Certain abbreviations or acronyms used in the text and notes of this combined Form 10-Q/A are defined below:

Abbreviation or Acronym                                  Definition
-----------------------                                  -----------
Alliant Energy......................................     Alliant Energy Corporation
ATC.................................................     American Transmission Company, LLC
Capstone............................................     Capstone Turbine Corporation
Cargill-Alliant.....................................     Cargill-Alliant, L.L.C.
Corporate Services..................................     Alliant Energy Corporate Services, Inc.
Dth.................................................     Dekatherm
EAC.................................................     Energy Adjustment Clause
FAC.................................................     Fuel Adjustment Clause
IESU................................................     IES Utilities Inc.
IPC.................................................     Interstate Power Company
IUB.................................................     Iowa Utilities Board
Kewaunee............................................     Kewaunee Nuclear Power Plant
McLeod..............................................     McLeodUSA Incorporated
MD&A................................................     Management's Discussion and Analysis of Financial
                                                         Condition and Results of Operations
MW..................................................     Megawatt
MWh.................................................     Megawatt-Hour
NRC.................................................     Nuclear Regulatory Commission
OCA.................................................     Office of Consumer Advocate
PGA.................................................     Purchased Gas Adjustment
PSCW................................................     Public Service Commission of Wisconsin
PUHCA...............................................     Public Utility Holding Company Act of 1935
Resources...........................................     Alliant Energy Resources, Inc.
SEC.................................................     Securities and Exchange Commission
SFAS................................................     Statement of Financial Accounting Standards
SFAS 133............................................     Accounting for Derivative Instruments and Hedging
                                                         Activities
South Beloit........................................     South Beloit Water, Gas & Electric Company
Southern Hydro......................................     Southern Hydro Partnership
Transportation......................................     Alliant Energy Transportation, Inc.
U.S. ...............................................     United States
WP&L................................................     Wisconsin Power and Light Company

                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                                   ALLIANT ENERGY CORPORATION
                                         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                       For the Three Months Ended March 31,
                                                                                          2001
                                                                                        Restated
                                                                                      (See Note 9)                   2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       (in thousands, except per share amounts)
Operating revenues:
  Electric utility                                                                           $411,943                   $373,622
  Gas utility                                                                                 289,818                    130,134
  Non-regulated and other                                                                     150,952                     70,306
                                                                                ----------------------    -----------------------
                                                                                              852,713                    574,062
                                                                                ----------------------    -----------------------
---------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                                          75,184                     69,272
  Purchased power                                                                              98,733                     62,345
  Cost of utility gas sold                                                                    238,258                     82,113
  Other operation and maintenance                                                             238,196                    169,678
  Depreciation and amortization                                                                84,622                     75,911
  Taxes other than income taxes                                                                28,444                     26,353
                                                                                ----------------------    -----------------------
                                                                                              763,437                    485,672
                                                                                ----------------------    -----------------------
---------------------------------------------------------------------------------------------------------------------------------
Operating income                                                                               89,276                     88,390
                                                                                ----------------------    -----------------------
---------------------------------------------------------------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                                             49,744                     40,618
  Contingent interest on indexed senior notes                                                       -                     39,493
  Equity (income) loss from unconsolidated investments                                          7,073                     (1,143)
  Allowance for funds used during construction                                                 (2,302)                    (1,754)
  Preferred dividend requirements of subsidiaries                                               1,680                      1,678
  Gain on sale of McLeodUSA Inc. stock                                                              -                    (10,206)
  Miscellaneous, net                                                                           (1,150)                   (12,054)
                                                                                ----------------------    -----------------------
                                                                                               55,045                     56,632
                                                                                ----------------------    -----------------------
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                     34,231                     31,758
                                                                                ----------------------    -----------------------
---------------------------------------------------------------------------------------------------------------------------------
Income taxes                                                                                   12,164                     12,438
                                                                                ----------------------    -----------------------
---------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in
   accounting principle, net of tax                                                            22,067                     19,320
                                                                                ----------------------    -----------------------
---------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of a change in accounting
   principle, net of tax                                                                      (12,868)                         -
                                                                                ----------------------    -----------------------
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                     $9,199                    $19,320
                                                                                ======================    =======================
---------------------------------------------------------------------------------------------------------------------------------
Average number of common shares outstanding (diluted)                                          79,198                     79,271
                                                                                ======================    =======================
---------------------------------------------------------------------------------------------------------------------------------
Earnings per average common share (basic and diluted):
   Income before cumulative effect of a change
       in accounting principle                                                                  $0.28                      $0.24
   Cumulative effect of a change in accounting principle                                        (0.16)                         -
                                                                                ----------------------    -----------------------
   Net income                                                                                   $0.12                      $0.24
                                                                                ======================    =======================
---------------------------------------------------------------------------------------------------------------------------------
Dividends declared per common share                                                             $0.50                      $0.50
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

                                                ALLIANT ENERGY CORPORATION
                                                CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,
                                                                                          2001
                                                                                       (Unaudited)
                                                                                        Restated               December 31,
ASSETS                                                                                (See Note 9)                2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                            $4,921,591             $5,203,069
      Gas                                                                                    576,863                574,390
      Other                                                                                  480,354                474,116
                                                                                   ------------------     ------------------
                                                                                           5,978,808              6,251,575
    Less - Accumulated depreciation                                                        3,218,055              3,296,546
                                                                                   ------------------     ------------------
                                                                                           2,760,753              2,955,029
    Construction work in progress                                                            141,829                130,856
    Nuclear fuel, net of amortization                                                         59,733                 61,935
                                                                                   ------------------     ------------------
                                                                                           2,962,315              3,147,820
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $219,707 and $209,072, respectively                     600,500                571,487
                                                                                   ------------------     ------------------
                                                                                           3,562,815              3,719,307
                                                                                   ------------------     ------------------

----------------------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                                        114,891                148,415
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $4,056 and $3,762, respectively                                                     141,869                122,895
    Unbilled utility revenues                                                                 87,775                124,515
    Other, less allowance for doubtful accounts
      of $678 and $484, respectively                                                         121,210                 45,829
  Production fuel, at average cost                                                            36,258                 46,627
  Materials and supplies, at average cost                                                     56,273                 55,930
  Gas stored underground, at average cost                                                     13,119                 41,359
  Regulatory assets                                                                           20,656                 29,348
  Prepaid gross receipts tax                                                                  17,316                 23,088
  Other                                                                                       68,028                 72,975
                                                                                   ------------------     ------------------
                                                                                             677,395                710,981
                                                                                   ------------------     ------------------

----------------------------------------------------------------------------------------------------------------------------

Investments:
  Investment in available-for-sale securities of McLeodUSA Inc.                              350,081                569,951
  Investment in trading securities of McLeodUSA Inc.                                         135,861                220,912
  Investments in unconsolidated foreign entities                                             545,290                507,655
  Nuclear decommissioning trust funds                                                        308,364                307,940
  Other                                                                                      241,063                132,203
                                                                                   ------------------     ------------------
                                                                                           1,580,659              1,738,661
                                                                                   ------------------     ------------------

----------------------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                          264,689                270,779
  Deferred charges and other                                                                 282,487                294,038
                                                                                   ------------------     ------------------
                                                                                             547,176                564,817
                                                                                   ------------------     ------------------

----------------------------------------------------------------------------------------------------------------------------

Total assets                                                                              $6,368,045             $6,733,766
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

                                                       ALLIANT ENERGY CORPORATION
                                                CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                      March 31,
                                                                                        2001
                                                                                     (Unaudited)
                                                                                       Restated                 December 31,
CAPITALIZATION AND LIABILITIES                                                       (See Note 9)                   2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands, except share amounts)
Capitalization:
  Common stock - $0.01 par value - authorized 200,000,000 shares;
    outstanding 79,055,349 and 79,010,114 shares, respectively                                $791                        $790
  Additional paid-in capital                                                               950,554                     947,504
  Retained earnings                                                                        787,872                     818,162
  Accumulated other comprehensive income                                                   100,722                     271,867
  Shares in deferred compensation trust - 64,589 and 28,825 shares, respectively, at an average cost of $30.78 and $29.52 per share,
    respectively                                                                            (1,988)                       (851)
                                                                            -----------------------     -----------------------
       Total common equity                                                               1,837,951                   2,037,472
                                                                            -----------------------     -----------------------

  Cumulative preferred stock of subsidiaries, net                                          113,830                     113,790
  Long-term debt (excluding current portion)                                             2,233,430                   1,910,116
                                                                            -----------------------     -----------------------
                                                                                         4,185,211                   4,061,378
                                                                            -----------------------     -----------------------
-------------------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                      91,400                      92,477
  Variable rate demand bonds                                                                55,100                      55,100
  Commercial paper                                                                         164,610                     283,885
  Notes payable                                                                                 86                      50,067
  Other short-term borrowings                                                               56,954                     110,783
  Accounts payable                                                                         228,125                     296,959
  Accrued taxes                                                                            115,743                      87,484
  Other                                                                                    188,063                     177,580
                                                                            -----------------------     -----------------------
                                                                                           900,081                   1,154,335
                                                                            -----------------------     -----------------------

-------------------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                        817,278                     931,675
  Accumulated deferred investment tax credits                                               63,004                      67,364
  Derivative liability                                                                     101,073                     181,925
  Pension and other benefit obligations                                                     67,040                      65,399
  Environmental liabilities                                                                 63,327                      64,532
  Other                                                                                    171,031                     207,158
                                                                            -----------------------     -----------------------
                                                                                         1,282,753                   1,518,053
                                                                            -----------------------     -----------------------

-------------------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                                    $6,368,045                  $6,733,766
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

                                                ALLIANT ENERGY CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    For the Three Months Ended March 31,
                                                                                         2001
                                                                                       Restated
                                                                                     (See Note 9)                   2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                             (in thousands)
Cash flows from operating activities:
  Net income                                                                                $9,199                  $19,320
  Adjustments to reconcile net income to net cash flows
    from operating activities:
    Depreciation and amortization                                                           84,622                   75,911
    Amortization of nuclear fuel                                                             5,421                    4,841
    Amortization of deferred energy efficiency expenditures                                  7,952                    7,280
    Deferred tax benefits and investment tax credits                                       (16,522)                 (20,075)
    Gains on dispositions of assets, net                                                    (1,558)                 (10,644)
    Equity (income) loss from unconsolidated investments, net                                7,073                   (1,143)
    Contingent interest on indexed senior notes                                                  -                   39,493
    Cumulative effect of a change in accounting principle, net of tax                       12,868                      -
    Other                                                                                    5,224                     (719)
  Other changes in assets and liabilities:
    Accounts receivable                                                                     11,839                   16,488
    Gas stored underground                                                                  28,240                   17,218
    Accounts payable                                                                       (62,774)                 (23,874)
    Accrued interest                                                                         7,753                   13,987
    Accrued taxes                                                                           28,259                   26,366
    Benefit obligations and other                                                           32,140                   21,270
                                                                              ---------------------    ---------------------
       Net cash flows from operating activities                                            159,736                  185,719
                                                                              ---------------------    ---------------------
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Common stock dividends declared                                                        (39,489)                 (39,498)
    Net change in Resources' credit facility                                                97,500                   (4,848)
    Proceeds from issuance of exchangeable senior notes                                          -                  402,500
    Proceeds from issuance of other long-term debt                                         201,140                  108,457
    Reductions in other long-term debt                                                        (546)                 (51,672)
    Net change in other short-term borrowings                                             (243,428)                (119,032)
    Other                                                                                   (5,794)                 (15,446)
                                                                              ---------------------    ---------------------
        Net cash flows from financing activities                                             9,383                  280,461
                                                                              ---------------------    ---------------------
 ----------------------------------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
    Construction and acquisition expenditures:
       Utility                                                                             (60,461)                 (60,447)
       Non-regulated businesses and other                                                 (129,823)                (457,213)
    Nuclear decommissioning trust funds                                                    (15,437)                 (15,437)
    Proceeds from dispositions of assets                                                     8,365                   11,054
    Other                                                                                   (5,287)                 (10,306)
                                                                              ---------------------    ---------------------
       Net cash flows used for investing activities                                       (202,643)                (532,349)
                                                                              ---------------------    ---------------------
 ----------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and temporary cash investments                                        (33,524)                 (66,169)
                                                                              ---------------------    ---------------------
----------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                                 148,415                  113,669
                                                                              ---------------------    ---------------------
----------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                                      $114,891                  $47,500
                                                                              =====================    =====================
----------------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
    Cash paid during the period for:
       Interest                                                                            $41,455                  $25,795
                                                                              =====================    =====================
       Income taxes                                                                         $5,881                   $3,092
                                                                              =====================    =====================
    Noncash investing and financing activities:
       Capital lease obligations incurred                                                   $3,220                     $222
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

2. Alliant Energy's comprehensive income (loss), and the components of other comprehensive income (loss), net of taxes, for the three months ended March 31 were as follows (in thousands):

                                                                                       2001            2000
                                                                                   ----------------------------
  Net income                                                                           $9,199         $19,320

    Other comprehensive income (loss):
       Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising during period, net of tax (1)     (127,620)        284,458
         Less:  reclassification adjustment for gains included in net
           income, net of tax (2)                                                         --            6,328
                                                                                   -------------    ------------
       Net unrealized gains (losses) on securities                                   (127,620)        278,130
                                                                                   -------------    ------------

       Foreign currency translation adjustments                                       (47,592)            917
                                                                                   -------------    ------------

       Unrealized gains on derivatives qualified as hedges:
         Unrealized holding gains arising during period, net of tax                       270              --
         Less:  reclassification adjustment for losses included in net income,
           net of tax                                                                  (3,797)             --
                                                                                   -------------    ------------
       Net unrealized gains on qualifying derivatives                                   4,067              --
                                                                                   -------------    ------------

    Other comprehensive income (loss)                                                (171,145)        279,047

                                                                                   -------------    ------------
  Comprehensive income (loss)                                                       ($161,946)       $298,367
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

3. Various differences exist between segment reporting information for the non-regulated businesses and Resources' information in Alliant Energy's condensed consolidating financial statements in Note 10 due to Alliant Energy's investment in Cargill-Alliant being recorded on Alliant Energy's parent's books for legal reporting, but included with the non-regulated businesses information for segment reporting (Alliant Energy considers this business as part of its non-regulated business for management reporting). The "Net income (loss)" line item was impacted.

     The "Net income (loss)" line item is not allocated to the electric and gas segments for management reporting purposes and therefore is included in "Other." Intersegment revenues were not material to Alliant Energy's operations. Certain financial information relating to Alliant Energy's significant business segments is presented below:

                                                    Regulated Domestic Utilities                                       Alliant
                                            ---------------------------------------------    Non-regulated             Energy
                                             Electric      Gas       Other      Total         Businesses    Other   Consolidated
                                            --------------------------------------------------------------------------------------
                                                                             (in thousands)
      Three Months Ended
      March 31, 2001
      --------------
      Operating revenues                     $411,943  $289,818     $10,796    $712,557        $140,912     ($756)     $852,713
      Operating income                         56,574    19,481         892      76,947          11,880       449        89,276
      Income (loss) before cumulative
       effect of a change in accounting
       principle, net of tax                                         33,328      33,328         (10,137)   (1,124)       22,067
      Cumulative effect of a change in
       accounting principle, net of tax                                 --          --          (12,868)       --       (12,868)
      Net income (loss)                                              33,328      33,328         (23,005)   (1,124)        9,199

      Three Months Ended
      March 31, 2000
      --------------
      Operating revenues                     $373,622  $130,134      $8,157    $511,913         $62,675     ($526)     $574,062
      Operating income (loss)                  63,839    18,850       1,780      84,469           3,943       (22)       88,390
      Net income (loss)                                              39,067      39,067         (16,112)   (3,635)       19,320

    Resources' (i.e., the non-regulated businesses) assets decreased $320 million during the first three months of 2001, primarily due to the decrease in market value of its investment in McLeod. The non-regulated net loss for the three months ended March 31, 2001 included an after-tax non-cash SFAS 133 valuation charge of $24 million relating to Resources' equity method investment in Southern Hydro. Refer to Notes 6 and 9 for additional information on Southern Hydro. The non-regulated net loss for the three months ended March 31, 2000 included a $24.8 million after-tax non-cash charge to net income to recognize an increase in Alliant Energy's obligation relating to its 30-year exchangeable senior notes issued in February 2000 (the charge was subsequently reversed in its entirety in the second quarter of 2000).

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

    Southern Hydro, a foreign affiliate of Alliant Energy accounted for under the equity method of accounting, enters into electricity derivative contracts which have not been designated in hedge relationships, in order to manage the electricity commodity price risk associated with anticipated sales into the spot market. Beginning in 2001, these instruments were recorded at their fair value as a component of "Investments in unconsolidated foreign entities" on the Consolidated Balance Sheets and changes in fair value were recorded as a component of "Equity (income) loss from unconsolidated investments" in the Consolidated Statements of Income.

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

9. Southern Hydro owns and operates hydroelectric generation facilities in the state of Victoria in Australia. These generation facilities operate as peaking units. Under the rules of the Australian market, Southern Hydro must sell all of its production into a spot market in which the price changes every five minutes and is set on the average of each half hour. Electricity prices in this market can and have been very volatile. In order to manage the electricity commodity price risk associated with anticipated sales into the spot market, Southern Hydro has entered into a variety of electricity derivative contracts with terms of up to five years. The value of these derivative instruments can change significantly as a result of changes in forward electricity prices. These instruments do not qualify for hedge accounting under SFAS
    133. Accordingly, per U.S. generally accepted accounting principles, changes in the fair value of these derivatives, which are non-cash valuation adjustments, must be reported in Southern Hydro's earnings. Alliant Energy's share of the cumulative effect of Southern Hydro's adoption of SFAS 133 at January 1, 2001 was a charge of $12.9 million. Alliant Energy's share of the change in fair value of these instruments reduced net income by $11.3 million for the quarter ended March 31, 2001 and has been reflected in the Consolidated Statements of Income as a $17.4 million reduction in "Equity (income) loss from unconsolidated investments" and a $6.1 million reduction in "Income taxes."

    Alliant Energy's previously reported results for the three months ended March 31, 2001 were based on the assumption that Southern Hydro's electricity derivatives qualified for hedge accounting. Alliant Energy prepared its quarterly financial statements during 2001 based on the independently prepared financial statements of Southern Hydro, which treated these derivatives as qualifying for hedge accounting under SFAS
    133. Upon a further review of the accounting for such derivatives by Alliant Energy during the fourth quarter, it was determined the derivatives did not qualify for hedge accounting and that gains and losses attributable to changes in the fair value of these derivatives should have been recognized in Alliant Energy's earnings in the first three quarters of 2001. As required by U.S. generally accepted accounting principles, all 2001 financial statements of Alliant Energy presented herein have been restated to reflect this change. Alliant Energy's net income in 2000 and retained earnings as of January 1, 2000 were not impacted. Details regarding the changes for Alliant Energy were as follows (dollars in thousands):


                                                                          For the Three Months
                                                                          Ended March 31, 2001
                                                                    ----------------------------------
                                                                     As Originally
                                                                        Reported         Restated
                                                                    ---------------- -----------------
Consolidated Statement of Income
--------------------------------
Interest expense and other:
  Equity (income) loss from unconsolidated investments                  ($10,339)          $7,073
     Total interest expense and other                                     37,633           55,045
Income before income taxes                                                51,643           34,231
Income taxes                                                              18,258           12,164
Income before cumulative effect of a change in accounting
   principle, net of tax                                                  33,385           22,067
Cumulative effect of a change in accounting principle, net of tax             --          (12,868)
Net income                                                                33,385            9,199
Earnings per average common share (basic and diluted):
   Income before cumulative effect of a change
       in accounting principle                                             $0.42            $0.28
   Cumulative effect of a change in accounting principle                      --           ($0.16)
   Net income                                                              $0.42            $0.12


                                                                            March 31, 2001
                                                                   ----------------------------------
                                                                    As Originally
                                                                       Reported         Restated
                                                                   ----------------- ----------------
Consolidated Balance Sheet
--------------------------
ASSETS
Investments:
  Investments in unconsolidated foreign entities                          $577,961        $545,290
     Total investments                                                   1,613,330       1,580,659
Total assets                                                             6,400,716       6,368,045

CAPITALIZATION AND LIABILITIES
Capitalization:
  Retained earnings                                                        812,058         787,872
  Accumulated other comprehensive income                                    98,571         100,722
        Total common equity                                              1,859,986       1,837,951
            Total capitalization                                         4,207,246       4,185,211
Other long-term liabilities and deferred credits:
   Accumulated deferred income taxes                                       827,914         817,278
      Total other long-term liabilities and deferred credits             1,293,389       1,282,753
Total capitalization and liabilities                                     6,400,716       6,368,045


                                                                         For the Three Months
                                                                         Ended March 31, 2001
                                                                   ----------------------------------
                                                                    As Originally
                                                                       Reported         Restated
                                                                   ----------------- ----------------
Consolidated Statement of Cash Flows
------------------------------------
Cash flows from operating activities:
  Net income                                                            $33,385            $9,199
  Adjustments to reconcile net income to net cash flows
    from operating activities:
    Deferred tax benefits and investment tax credits                    (10,428)          (16,522)
    Equity (income) loss from unconsolidated investments, net           (10,339)            7,073
    Cumulative effect of a change in accounting principle,
      net of tax                                                             --            12,868


10. Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on various debt issued by Resources and, as a result, is required to present condensed consolidating financial statements. All other Alliant Energy subsidiaries are non-guarantors of Resources' debt issuances. Alliant Energy's condensed consolidating financial statements are as follows:

                                                                Alliant Energy Corporation
                                                       Condensed Consolidating Statement of Income
                                                            Three Months Ended March 31, 2001
                                                                      (in thousands)
                                                       Alliant                         Other
                                                       Energy                          Alliant                          Consolidated
                                                       Parent                          Energy         Consolidating        Alliant
                                                      Company        Resources       Subsidiaries       Adjustments        Energy
                                                    --------------------------------------------------------------------------------
Operating revenues:
 Electric utility                                         $--            $--          $411,943              $--            $411,943
 Gas utility                                               --             --           289,818               --             289,818
 Non-regulated and other                                   --         140,912           65,904          (55,864)            150,952
                                                     -------------------------------------------------------------------------------
                                                           --         140,912          767,665          (55,864)            852,713
                                                     -------------------------------------------------------------------------------
Operating expenses:
 Electric and steam production fuels                       --             --            75,184               --              75,184
 Purchased power                                           --             --            98,733               --              98,733
 Cost of utility gas sold                                  --             --           238,258               --             238,258
 Other operation and maintenance                           --         109,311          182,868          (53,983)            238,196
 Depreciation and amortization                             --          15,168           69,454               --              84,622
 Taxes other than income taxes                             --           4,553           25,832           (1,941)             28,444
                                                     -------------------------------------------------------------------------------
                                                           --         129,032          690,329          (55,924)            763,437
                                                     -------------------------------------------------------------------------------
Operating income                                           --          11,880           77,336               60              89,276
                                                     -------------------------------------------------------------------------------
Interest expense and other:
 Interest expense                                        5,018         18,177           31,401           (4,852)             49,744
 Equity (income) loss in unconsolidated subsidiaries    (3,003)        15,015           (4,939)              --               7,073
 Allowance for funds used during construction              --             --            (2,302)              --              (2,302)
 Preferred dividend requirements of subsidiaries           --             --             1,680               --               1,680
 Miscellaneous, net                                    (11,127)           732           (4,009)          13,254              (1,150)
                                                     -------------------------------------------------------------------------------
                                                        (9,112)        33,924           21,831            8,402              55,045
                                                     -------------------------------------------------------------------------------
Income (loss) before income taxes                        9,112        (22,044)          55,505           (8,342)             34,231
                                                     -------------------------------------------------------------------------------
Income tax expense (benefit)                               (87)        (9,955)          22,147               59              12,164
                                                     -------------------------------------------------------------------------------
Income (loss) before cumulative effect of a change
 in accounting principle, net of tax                     9,199        (12,089)          33,358           (8,401)             22,067
                                                     -------------------------------------------------------------------------------
Cumulative effect of a change in accounting
 principle, net of tax                                     --         (12,868)            --                 --             (12,868)
                                                     -------------------------------------------------------------------------------
Net income (loss)                                       $9,199       ($24,957)         $33,358          ($8,401)             $9,199
                                                     ===============================================================================



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
                                                 ===================================================================================

                                                                   Alliant Energy Corporation
                                                              Condensed Consolidating Balance Sheet
                                                                      As of March 31, 2001
                                                                         (in thousands)

                                                         Alliant                             Other
                                                          Energy                            Alliant                     Consolidated
                                                          Parent                             Energy       Consolidating    Alliant
                                                         Company           Resources      Subsidiaries     Adjustments     Energy
                                                    --------------------------------------------------------------------------------
ASSETS
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                              $--              $--         $4,921,591           $--        $4,921,591
      Other                                                  --               --          1,057,217            --         1,057,217
                                                    --------------------------------------------------------------------------------
                                                             --               --          5,978,808            --         5,978,808
    Less - Accumulated depreciation                          --               --          3,218,055            --         3,218,055
    Construction work in progress                            --               --            141,829            --           141,829
    Nuclear fuel, net of amortization                        --               --             59,733            --            59,733
  Other property, plant and equipment, net                   --           576,388            24,223           (111)         600,500
                                                    --------------------------------------------------------------------------------
                                                             --           576,388         2,986,538           (111)       3,562,815
                                                    --------------------------------------------------------------------------------

Current assets:
  Accounts receivable, net                                2,406           103,977           313,514        (69,043)         350,854
  Production fuel, at average cost                           --               575            35,683            --            36,258
  Materials and supplies, at average cost                    --             2,041            54,232            --            56,273
  Gas stored underground, at average cost                    --             1,276            11,843            --            13,119
  Regulatory assets                                          --               --             20,656            --            20,656
  Prepaid gross receipt tax                                  --               --             17,316            --            17,316
  Other                                                  36,056           110,021           151,720       (114,878)         182,919
                                                    --------------------------------------------------------------------------------
                                                         38,462           217,890           604,964       (183,921)         677,395
                                                    --------------------------------------------------------------------------------

Investments:
  Consolidated subsidiaries                           1,857,466               --               --       (1,857,466)             --
  Investment in available-for-sale securities of
    McLeodUSA Inc.                                           --           350,081              --              --           350,081
  Investment in trading securities of McLeodUSA Inc.         --           135,861              --              --           135,861
  Other                                                  33,668           621,661           439,388            --         1,094,717
                                                    --------------------------------------------------------------------------------
                                                      1,891,134         1,107,603           439,388     (1,857,466)       1,580,659
                                                    --------------------------------------------------------------------------------

                                                    --------------------------------------------------------------------------------
Deferred charges and other                                   --            90,837           456,339            --           547,176
                                                    --------------------------------------------------------------------------------

Total assets                                         $1,929,596        $1,992,718        $4,487,229    ($2,041,498)      $6,368,045
                                                    ================================================================================

                                                                     Alliant Energy Corporation
                                                          Condensed Consolidating Balance Sheet (Continued)
                                                                        As of March 31, 2001
                                                                           (in thousands)


                                                          Alliant                        Other
                                                          Energy                        Alliant                         Consolidated
                                                          Parent                        Energy        Consolidating       Alliant
                                                         Company       Resources     Subsidiaries      Adjustments         Energy
                                                     -------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock and additional paid-in capital             $951,345       $232,743       $753,458         ($986,201)        $951,345
  Retained earnings                                        787,976        149,055        722,211          (871,370)         787,872
  Accumulated other comprehensive income                      --          100,685             37             --             100,722
  Shares in deferred compensation trust                     (1,988)          --            --                --              (1,988)
                                                     -------------------------------------------------------------------------------
       Total common equity                               1,737,333        482,483      1,475,706        (1,857,571)       1,837,951
                                                     -------------------------------------------------------------------------------

  Cumulative preferred stock of subsidiaries, net             --             --          113,830                 --         113,830
  Long-term debt (excluding current portion)                24,000        854,922      1,354,508                 --       2,233,430
                                                     -------------------------------------------------------------------------------
                                                         1,761,333      1,337,405      2,944,044        (1,857,571)       4,185,211
                                                     -------------------------------------------------------------------------------

Current liabilities:
  Commercial paper                                         164,610           --            --                --             164,610
  Notes payable                                               --               86          --                --                  86
  Other short-term borrowings                                 --           56,954          --                --              56,954
  Accrued taxes                                               --           19,997         95,746             --             115,743
  Other                                                      1,835        108,781        635,993          (183,921)         562,688
                                                     -------------------------------------------------------------------------------
                                                           166,445        185,818        731,739          (183,921)         900,081
                                                     -------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                         (6,563)       312,151        511,690             --             817,278
  Derivative liability                                        --          101,073          --                --             101,073
  Other                                                      8,381         56,271        299,756                (6)         364,402
                                                     -------------------------------------------------------------------------------
                                                             1,818        469,495        811,446                (6)       1,282,753
                                                     -------------------------------------------------------------------------------

Total capitalization and liabilities                    $1,929,596     $1,992,718     $4,487,229       ($2,041,498)      $6,368,045
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

4. The merger of IPC with and into IESU was approved by their respective shareowners in April 2001 and by the SEC in October 2001. The merger was effective January 1, 2002 and IESU changed its name to Interstate Power and Light Company.

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

Overview - First Quarter Results - Alliant Energy reported net income of $9.2
--------------------------------
million, or $0.12 per share, for the first quarter of 2001, compared to net income of $19.3 million, or $0.24 per share, for the first quarter of 2000. Net income for the first quarter of 2001 included a non-cash valuation charge of $24.2 million, or $0.30 per share, relating to Alliant Energy's share of the cumulative effect of Southern Hydro's adoption of SFAS 133 on January 1, 2001 ($0.16 per share) and the change in fair value of Southern Hydro's electricity derivative contracts ($0.14 per share). Refer to Notes 6 and 9 of Alliant Energy's "Notes to Consolidated Financial Statements" for additional information on Southern Hydro. The prior period earnings included a non-cash accounting charge of $24.8 million, or $0.31 per share, to recognize an increase in Alliant Energy's obligation relating to certain 30-year exchangeable senior notes (the charge was subsequently reversed in its entirety in the second quarter of 2000).

The earnings comparison between 2001 and 2000 earnings, excluding the $24.2 million and $24.8 million non-cash charges, was significantly impacted by the timing of Alliant Energy's continued limited sales of its investment in McLeod. First quarter 2000 results included a gain of $0.08 per share from the sale of McLeod stock while Alliant Energy did not sell any shares of McLeod in the first quarter of 2001. Also, first quarter 2000 results included income of $0.03 per share from a tax settlement item. Further, a non-cash accounting charge of $0.03 per share was recorded in the first quarter of 2001. Improved results from Alliant Energy's oil and gas business ($0.17 per share in 2001 and $0.05 per share in 2000) were substantially offset by higher utility operating expenses and lower results from Alliant Energy's investments in Brazil.

First quarter 2001 utility earnings were $33.3 million ($0.42 per share) compared to $39.1 million ($0.49 per share) for the same period in 2000. The decrease was primarily due to higher natural gas and fuel prices, increased other utility operating expenses and $0.03 per share of income in 2000 from a tax settlement, partially offset by higher sales volumes from more favorable weather in 2001.

Resources reported a net loss of $23.0 million (($0.29) per share) in the first quarter of 2001, which included the $24.2 million ($0.30 per share) non-cash valuation charge relating to the adoption of SFAS 133 at Southern Hydro, compared to a net loss of $16.1 million (($0.20) per share) in the first quarter of 2000, which included the $24.8 million ($0.31 per share) non-cash charge related to the senior notes. The lower earnings, excluding the 2001 and 2000 non-cash charges, were largely due to: 1) no sales of

McLeod stock in the first quarter of 2001 while the first quarter of 2000 included a gain of $0.08 per share; and 2) the first quarter of 2001 included a non-cash accounting charge of $0.03 per share related to the net valuation of the exchangeable senior notes and the associated McLeod shares designated as trading securities. Alliant Energy's oil and gas business had another strong quarter, increasing $0.12 per share over first quarter 2000 results. However, this increase was virtually offset by lower results from Alliant Energy's Brazil investments ($0.06 per share), lower results from Alliant Energy's integrated services business ($0.02 per share) and increased interest expense to fund Alliant Energy's strategic growth initiatives and costs related to the pursuit of new business opportunities.

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

Equity income (loss) from Alliant Energy's unconsolidated
investments for the three months ended March 31 was as follows
(in millions):
                                      2001     2000
                                     ------  -------
ATC                                   $4.8     $--
Cargill-Alliant                        3.0     0.1
Australia/New Zealand investments    (15.2)     --
China investments                      1.4     0.3
Brazil investments                    (1.5)    1.2
Other                                  0.4    (0.5)
                                     ------  -------
                                     ($7.1)   $1.1
                                     ======  =======

Equity income from unconsolidated investments decreased $8.2 million in the first quarter of 2001, compared with the same period in 2000, due to $17.4 million of non-cash SFAS 133 valuation charges from Southern Hydro, lower results from Alliant Energy's Brazil investments primarily due to continued regulatory delays in the implementation of tariff adjustments and higher-than-expected commercial losses at one of its operating companies. These items were partially offset by ATC beginning operations on January 1, 2001; improved operations from Alliant Energy's energy-trading joint venture with Cargill-Alliant due to more buyers turning to energy experts to help them find stable, reliable sources of supply in the wake of volatile energy costs; and a first quarter 2000 acquisition at Alliant Energy's Australian investment. Alliant Energy expects to have the prospective tariff adjustments in Brazil implemented in the second quarter of 2001.

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

Income Taxes - The effective income tax rates for the first
------------
quarter of 2001 and 2000 were 33.9% and 37.2%, respectively.

Cumulative Effect of a Change in Accounting Principle - In the first quarter
-----------------------------------------------------
of 2001, Alliant Energy recorded a charge of $12.9 million relating to the adoption of SFAS 133 on January 1, 2001 at Southern Hydro.

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

Commodity Risk - Non-trading - Southern Hydro, a foreign affiliate of Alliant
----------------------------
Energy accounted for under the equity method of accounting, owns and operates hydroelectric generation facilities in the state of Victoria in Australia. These generation facilities operate as peaking units. Under the rules of the Australian market, Southern Hydro must sell all of its production into a spot market in which the price changes every five minutes and is set on the average of each half hour. Electricity prices in this market can and have been very volatile. In order to manage the electricity commodity price risk associated with anticipated sales into the spot market, Southern Hydro enters into a variety of electricity derivative contracts with terms of up to five years. The value of these derivative instruments can change significantly as a result of changes in forward electricity prices. These instruments do not qualify for hedge accounting under SFAS 133. Accordingly, per U.S. generally accepted accounting principles, changes in the fair value of these derivatives, which are non-cash valuation adjustments, must be reported in Southern
Hydro's earnings. Southern Hydro management believes its ownership of the physical generating facilities that are not marked-to-market, combined with the electricity derivative contracts, act as an economic hedge to volatile electricity prices, such that Southern Hydro's net economic exposure to volatile electricity prices over the next five years is managed within reasonable limits. Alliant Energy has not presented market risk data for Southern Hydro since it is accounted for as an equity method investment.

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

Currency Risk - Alliant Energy has investments in various
-------------
countries where the net investments are not hedged, including Australia, Brazil, China and New Zealand. As a result, these investments are subject to currency exchange risk with fluctuations in currency exchange rates. At March 31, 2001 and December 31, 2000, Alliant Energy had a cumulative foreign currency translation loss of $107.6 million and $60.0 million, respectively, recorded in "Accumulated other comprehensive income" on its Consolidated Balance Sheets that primarily related to decreases in value of the Brazil currency (real), New Zealand dollar and Australian dollar in relation to the U.S. dollar. Based on Alliant Energy's investments at March 31, 2001 and December 31, 2000, a 10 percent sustained increase (decrease) over the next 12 months in the foreign exchange rates of Australia, Brazil, China and New Zealand would increase (decrease) the cumulative foreign currency translation gain/loss by $45.6 million and $46.5 million, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported under
Item 2. MD&A "Other Matters - Market Risk Sensitive Instruments and
Positions."

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized on the 30th day of January 2002.


ALLIANT ENERGY CORPORATION
--------------------------
Registrant

By: /s/ John E. Kratchmer      Corporate Controller and Chief Accounting Officer
-------------------------
John E. Kratchmer                (Principal Accounting Officer and Authorized
                                        Signatory)


INTERSTATE POWER AND LIGHT COMPANY
----------------------------------
Registrant

By: /s/ John E. Kratchmer      Corporate Controller and Chief Accounting Officer
-------------------------
John E. Kratchmer                (Principal Accounting Officer and Authorized
                                        Signatory)


WISCONSIN POWER AND LIGHT COMPANY
---------------------------------
Registrant

By: /s/ John E. Kratchmer      Corporate Controller and Chief Accounting Officer
-------------------------
John E. Kratchmer                (Principal Accounting Officer and Authorized
                                        Signatory)
                                       39