Form 10-Q/A
period 2001-06-30
INTERSTATE POWER & LIGHT CO; ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO
filed 2002-01-30
CIK 52485, 352541, 107832

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

Interstate Power and     Common stock, $2.50 par value, 13,370,788
Light Company            shares outstanding (all of which are owned
                         beneficially and of record by Alliant Energy
                         Corporation)

Wisconsin Power and      Common stock, $5 par value, 13,236,601 shares
Light Company            outstanding (all of which are owned
                         beneficially and of record by Alliant Energy
                         Corporation)

Alliant Energy's previously reported results for the three and six months ended June 30, 2001 were based on the assumption that Southern Hydro's electricity derivatives qualified for hedge accounting. Southern Hydro is a foreign affiliate of Alliant Energy accounted for under the equity method of accounting. Alliant Energy prepared its quarterly financial statements during 2001 based on the independently prepared financial statements of Southern Hydro, which treated these derivatives as qualifying for hedge accounting under SFAS 133. Upon a further review of the accounting for such derivatives by Alliant Energy during the fourth quarter, it was determined the derivatives did not qualify for hedge accounting and that gains and losses attributable to changes in the fair value of these derivatives should have been recognized in Alliant Energy's earnings in the first three quarters of 2001. As required by U.S. generally accepted accounting principles, all 2001 financial statements of Alliant Energy presented herein have been restated to reflect this change. Alliant Energy's net income in 2000 and retained earnings as of January 1, 2000 were not impacted. The undersigned registrants hereby amend Items 1, 2 and 3 of Part I of their combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 to provide in their entirety as follows:

                            DEFINITIONS

Certain abbreviations or acronyms used in the text and notes of this combined Form 10-Q/A are defined below:
Abbreviation or Acronym                                  Definition
-----------------------                                  ----------
Alliant Energy......................................     Alliant Energy Corporation
ATC.................................................     American Transmission Company, LLC
Capstone............................................     Capstone Turbine Corporation
Cargill-Alliant.....................................     Cargill-Alliant, L.L.C.
Corporate Services..................................     Alliant Energy Corporate Services, Inc.
Dth.................................................     Dekatherm
EAC.................................................     Energy Adjustment Clause
FAC.................................................     Fuel Adjustment Clause
FASB................................................     Financial Accounting Standards Board
IESU................................................     IES Utilities Inc.
IPC.................................................     Interstate Power Company
IUB.................................................     Iowa Utilities Board
Kewaunee............................................     Kewaunee Nuclear Power Plant
MAIN................................................     Mid-America Interconnected Network, Inc.
MAPP................................................     Mid-Continent Area Power Pool
McLeod..............................................     McLeodUSA Incorporated
MD&A................................................     Management's Discussion and Analysis of Financial
                                                         Condition and Results of Operations
MW..................................................     Megawatt
MWh.................................................     Megawatt-Hour
NRC.................................................     Nuclear Regulatory Commission
OCA.................................................     Office of Consumer Advocate
PGA.................................................     Purchased Gas Adjustment
PSCW................................................     Public Service Commission of Wisconsin
PUHCA...............................................     Public Utility Holding Company Act of 1935
Resources...........................................     Alliant Energy Resources, Inc.
SEC.................................................     Securities and Exchange Commission
SFAS................................................     Statement of Financial Accounting Standards
SFAS 133............................................     Accounting for Derivative Instruments and Hedging
                                                         Activities
South Beloit........................................     South Beloit Water, Gas & Electric Company
Southern Hydro......................................     Southern Hydro Partnership
U.S. ...............................................     United States
Whiting.............................................     Whiting Petroleum Corporation
WP&L................................................     Wisconsin Power and Light Company


                                           PART I. FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                             ALLIANT ENERGY CORPORATION
                                     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            For the Three Months                For the Six Months
                                                               Ended June 30,                     Ended June 30,
                                                             2001                                2001
                                                            Restated                           Restated
                                                          (See Note 8)         2000           (See Note 8)       2000
-------------------------------------------------------------------------------------------------------------------------
                                                                  (in thousands, except per share amounts)
Operating revenues:
  Electric utility                                          $435,487         $393,843          $847,430         $767,465
  Gas utility                                                 63,432           54,653           353,250          184,787
  Non-regulated and other                                    112,922           75,389           263,874          145,695
                                                        -------------    -------------     -------------    -------------
                                                             611,841          523,885         1,464,554        1,097,947
                                                        -------------    -------------     -------------    -------------
-------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                         77,962           64,113           153,146          133,385
  Purchased power                                            111,114           74,792           209,847          137,137
  Cost of utility gas sold                                    42,066           31,869           280,324          113,982
  Other operation and maintenance                            196,986          188,362           435,182          358,040
  Depreciation and amortization                               86,154           77,970           170,776          153,881
  Taxes other than income taxes                               29,541           26,612            57,985           52,965
                                                        -------------    -------------     -------------    -------------
                                                             543,823          463,718         1,307,260          949,390
                                                        -------------    -------------     -------------    -------------
-------------------------------------------------------------------------------------------------------------------------
Operating income                                              68,018           60,167           157,294          148,557
                                                        -------------    -------------     -------------    -------------
-------------------------------------------------------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                            47,587           41,794            97,331           82,412
  Contingent interest on indexed senior notes                      -          (39,493)                -                -
  Equity income from unconsolidated investments              (30,926)          (1,565)          (23,853)          (2,708)
  Allowance for funds used during construction                (3,170)          (2,885)           (5,472)          (4,639)
  Preferred dividend requirements of subsidiaries              1,680            1,678             3,360            3,356
  Gain on sale of McLeodUSA Inc. stock                             -                -                 -          (10,206)
  Miscellaneous, net                                          (3,956)          (7,678)           (5,106)         (19,732)
                                                        -------------    -------------     -------------    -------------
                                                              11,215           (8,149)           66,260           48,483
                                                        -------------    -------------     -------------    -------------
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                    56,803           68,316            91,034          100,074
                                                        -------------    -------------     -------------    -------------
-------------------------------------------------------------------------------------------------------------------------
Income taxes                                                  19,082           26,038            31,246           38,476
                                                        -------------    -------------     -------------    -------------
-------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in
   accounting principle, net of tax                           37,721           42,278            59,788           61,598
                                                        -------------    -------------     -------------    -------------
-------------------------------------------------------------------------------------------------------------------------
Cumulative effect of a change in accounting
   principle, net of tax                                           -                -           (12,868)              -
                                                        -------------    -------------     -------------    -------------
-------------------------------------------------------------------------------------------------------------------------
Net income                                                   $37,721          $42,278           $46,920          $61,598
                                                        =============    =============     =============    =============
-------------------------------------------------------------------------------------------------------------------------
Average number of common shares outstanding (diluted)         79,175           79,012            79,187           79,223
                                                        =============    =============     =============    =============
-------------------------------------------------------------------------------------------------------------------------
Earnings per average common share (basic and diluted):
   Income before cumulative effect of a change
       in accounting principle                                 $0.48            $0.54             $0.75            $0.78
   Cumulative effect of a change in accounting principle           -                -             (0.16)               -
                                                        -------------    -------------     -------------    -------------
   Net income                                                  $0.48            $0.54             $0.59            $0.78
                                                        =============    =============     =============    =============
-------------------------------------------------------------------------------------------------------------------------
Dividends declared per common share                            $0.50            $0.50             $1.00            $1.00
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

                                       ALLIANT ENERGY CORPORATION
                                       CONSOLIDATED BALANCE SHEETS

                                                                            June 30,
                                                                              2001
                                                                           (Unaudited)
                                                                            Restated           December 31,
ASSETS                                                                     (See Note 8)           2000
----------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                              $4,953,101         $5,203,069
      Gas                                                                      582,459            574,390
      Other                                                                    501,949            474,116
                                                                       ----------------   ----------------
                                                                             6,037,509          6,251,575
    Less - Accumulated depreciation                                          3,283,129          3,296,546
                                                                       ----------------   ----------------
                                                                             2,754,380          2,955,029
    Construction work in progress                                              168,289            130,856
    Nuclear fuel, net of amortization                                           58,158             61,935
                                                                       ----------------   ----------------
                                                                             2,980,827          3,147,820
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $222,375 and $209,072, respectively       650,241            571,487
                                                                       ----------------   ----------------
                                                                             3,631,068          3,719,307
                                                                       ----------------   ----------------

----------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                           88,836            148,415
  Restricted cash                                                               44,179              3,512
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $4,478 and $3,762, respectively                                        93,738            122,895
    Unbilled utility revenues                                                   60,932            124,515
    Other, less allowance for doubtful accounts
      of $639 and $484, respectively                                            34,775             45,829
  Production fuel, at average cost                                              40,840             46,627
  Materials and supplies, at average cost                                       56,485             55,930
  Gas stored underground, at average cost                                       27,696             41,359
  Regulatory assets                                                             18,235             29,348
  Prepaid gross receipts tax                                                    24,381             23,088
  Other                                                                         62,796             69,463
                                                                       ----------------   ----------------
                                                                               552,893            710,981
                                                                       ----------------   ----------------

----------------------------------------------------------------------------------------------------------

Investments:
  Investment in available-for-sale securities of McLeodUSA Inc.                185,516            569,951
  Investment in trading securities of McLeodUSA Inc.                            71,761            220,912
  Investments in unconsolidated foreign entities                               546,263            507,655
  Nuclear decommissioning trust funds                                          315,303            307,940
  Other                                                                        252,583            132,203
                                                                       ----------------   ----------------
                                                                             1,371,426          1,738,661
                                                                       ----------------   ----------------

----------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                            268,020            270,779
  Deferred charges and other                                                   288,871            294,038
                                                                       ----------------   ----------------
                                                                               556,891            564,817
                                                                       ----------------   ----------------

----------------------------------------------------------------------------------------------------------

Total assets                                                                $6,112,278         $6,733,766
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


                                           ALLIANT ENERGY CORPORATION
                                     CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                  June 30,
                                                                                    2001
                                                                                 (Unaudited)
                                                                                  Restated           December 31,
CAPITALIZATION AND LIABILITIES                                                  (See Note 8)             2000
------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands, except share amounts)
Capitalization:
  Common stock - $0.01 par value - authorized 200,000,000 shares;
    outstanding 79,049,994 and 79,010,114 shares, respectively                         $790                  $790
  Additional paid-in capital                                                        949,609               947,504
  Retained earnings                                                                 786,098               818,162
  Accumulated other comprehensive income (loss)                                     (23,654)              271,867
  Shares in deferred compensation trust - 67,018 and 28,825 shares
    at an average cost of $30.79 and $29.52 per share, respectively                  (2,063)                 (851)
                                                                          ------------------    ------------------
       Total common equity                                                        1,710,780             2,037,472
                                                                          ------------------    ------------------

  Cumulative preferred stock of subsidiaries, net                                   113,871               113,790
  Long-term debt (excluding current portion)                                      2,262,147             1,910,116
                                                                          ------------------    ------------------
                                                                                  4,086,798             4,061,378
                                                                          ------------------    ------------------

------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                               31,045                92,477
  Variable rate demand bonds                                                         55,100                55,100
  Commercial paper                                                                  243,611               283,885
  Notes payable                                                                          56                50,067
  Other short-term borrowings                                                        85,882               110,783
  Accounts payable                                                                  203,895               296,959
  Accrued taxes                                                                      71,090                87,484
  Other                                                                             162,356               177,580
                                                                          ------------------    ------------------
                                                                                    853,035             1,154,335
                                                                          ------------------    ------------------

------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                 754,427               931,675
  Accumulated deferred investment tax credits                                        61,672                67,364
  Pension and other benefit obligations                                              68,244                65,399
  Environmental liabilities                                                          62,359                64,532
  Derivative liability                                                               43,863               181,925
  Other                                                                             181,880               207,158
                                                                          ------------------    ------------------
                                                                                  1,172,445             1,518,053
                                                                          ------------------    ------------------

------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                             $6,112,278            $6,733,766
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

                                       ALLIANT ENERGY CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          For the Six Months Ended June 30,
                                                                              2001
                                                                            Restated
                                                                          (See Note 8)              2000
----------------------------------------------------------------------------------------------------------
                                                                               (in thousands)
Cash flows from operating activities:
  Net income                                                                 $46,920              $61,598
  Adjustments to reconcile net income to net cash flows
    from operating activities:
    Depreciation and amortization                                            170,776              153,881
    Amortization of nuclear fuel                                               8,514                8,903
    Amortization of deferred energy efficiency expenditures                   13,370               12,908
    Deferred tax benefits and investment tax credits                         (12,210)              (4,818)
    Gains on dispositions of assets, net                                      (6,584)             (11,950)
    Equity income from unconsolidated investments, net                       (23,853)              (2,708)
    Cumulative effect of a change in accounting principle, net of tax         12,868                  -
    Other                                                                        503               (6,137)
  Other changes in assets and liabilities:
    Accounts receivable                                                      103,794               12,867
    Accounts payable                                                         (86,559)              (8,578)
    Benefit obligations and other                                             (6,701)             (17,211)
                                                                   ------------------   ------------------
       Net cash flows from operating activities                              220,838              198,755
                                                                   ------------------   ------------------
----------------------------------------------------------------------------------------------------------
Cash flows from (used for) financing activities:
    Common stock dividends declared                                          (78,984)             (78,987)
    Net change in Resources' credit facility                                 142,500               49,152
    Proceeds from issuance of exchangeable senior notes                            -              402,500
    Proceeds from issuance of other long-term debt                           202,459              117,866
    Reductions in other long-term debt                                       (70,154)             (61,793)
    Net change in other short-term borrowings                               (168,657)             (24,332)
    Other                                                                    (36,142)             (20,016)
                                                                   ------------------   ------------------
       Net cash flows from (used for) financing activities                    (8,978)             384,390
                                                                   ------------------   ------------------
----------------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
    Construction and acquisition expenditures:
       Utility operations                                                   (163,799)            (136,347)
       Non-regulated businesses and other                                   (197,181)            (517,991)
    Nuclear decommissioning trust funds                                      (17,658)             (17,658)
    Proceeds from formation of ATC and other asset dispositions              106,538               14,994
    Other                                                                        661               (7,943)
                                                                   ------------------   ------------------
       Net cash flows used for investing activities                         (271,439)            (664,945)
                                                                   ------------------   ------------------
----------------------------------------------------------------------------------------------------------
Net decrease in cash and temporary cash investments                          (59,579)             (81,800)
                                                                   ------------------   ------------------
----------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                   148,415              113,669
                                                                   ------------------   ------------------
----------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                         $88,836              $31,869
                                                                   ==================   ==================
----------------------------------------------------------------------------------------------------------
Supplemental cash flows information:
    Cash paid during the period for:
       Interest                                                              $95,352              $76,759
                                                                   ==================   ==================
       Income taxes                                                          $53,270              $60,073
                                                                   ==================   ==================
    Noncash investing and financing activities:
       Capital lease obligations incurred and other                          $19,664                 $277
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

2. Alliant Energy's comprehensive income (loss), and the components of other comprehensive income (loss), net of taxes, were as follows (in thousands):

                                                                      For the Three Months                  For the Six Months
                                                                          Ended June 30,                       Ended June 30,
                                                                     2001               2000              2001              2000
                                                                --------------    --------------   ---------------    -------------
Net income                                                          $37,721            $42,278           $46,920           $61,598
  Other comprehensive income (loss):
     Unrealized gains (losses) on securities:
       Unrealized holding gains (losses) arising during
         period, net of tax (1)                                    (102,465)          (215,621)         (230,085)           68,837
       Less:  reclassification adjustment for gains
         included in net income, net of tax (2)                          --                 --                --             6,328
                                                                --------------    --------------   ---------------    -------------
     Net unrealized gains (losses) on securities                   (102,465)          (215,621)         (230,085)           62,509
                                                                --------------    --------------   ---------------    -------------
     Foreign currency translation adjustments                       (21,138)           (19,135)          (68,730)          (18,218)
                                                                --------------    --------------   ---------------    -------------
     Unrealized losses on derivatives qualified as hedges:
       Unrealized holding losses arising during period,
         net of tax                                                    (758)                --              (488)               --
       Less:  reclassification adjustment for gains (losses)
         included in net income, net of tax                              15                 --            (3,782)               --
                                                                --------------    --------------   ---------------    -------------
     Net unrealized gains (losses) on qualifying derivatives           (773)                --             3,294                --
                                                                --------------    --------------   ---------------    -------------
  Other comprehensive income (loss)                                (124,376)          (234,756)         (295,521)           44,291
                                                                --------------    --------------   ---------------    -------------
Comprehensive income (loss)                                        ($86,655)         ($192,478)        ($248,601)         $105,889
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

                                               Regulated Domestic Utilities                    Non-                       Alliant
                                   ---------------------------------------------------       regulated                    Energy
                                     Electric        Gas        Other         Total          Businesses      Other     Consolidated
                                   ------------------------------------------------------------------------------------------------
                                                                           (in thousands)
Three Months Ended June 30, 2001
--------------------------------
Operating revenues                   $435,487     $63,432       $8,618        $507,537         $105,888     ($1,584)       $611,841
Operating income (loss)                59,709      (5,097)       1,589          56,201           11,579         238          68,018
Net income (loss)                                               22,065          22,065           17,998      (2,342)         37,721

Three Months Ended June 30, 2000
--------------------------------
Operating revenues                   $393,843     $54,653       $7,422        $455,918          $68,629       ($662)       $523,885
Operating income (loss)                61,034      (4,746)         740          57,028            3,251        (112)         60,167
Net income                                                      20,042          20,042           21,972         264          42,278

Six Months Ended June 30, 2001
------------------------------
Operating revenues                   $847,430    $353,250      $19,414      $1,220,094         $246,800     ($2,340)     $1,464,554
Operating income                      116,283      14,384        2,481         133,148           23,460         686         157,294
Income (loss) before cumulative
  effect of a change in
  accounting principle, net of tax                              55,393          55,393            7,861      (3,466)         59,788
Cumulative effect of a change in
  accounting principle, net of tax                                 --              --           (12,868)         --         (12,868)
Net income (loss)                                               55,393          55,393           (5,007)     (3,466)         46,920

Six Months Ended June 30, 2000
------------------------------
Operating revenues                   $767,465    $184,787      $15,578        $967,830         $131,304     ($1,187)     $1,097,947
Operating income (loss)               124,872      14,105        2,520         141,497            7,194        (134)        148,557
Net income (loss)                                               59,109          59,109            5,860      (3,371)         61,598


    Resources' (i.e., the non-regulated businesses) assets decreased $500 million during the first six months of 2001, primarily due to the decrease in market value of its investment in McLeod. Non-regulated net income
    (loss) for the three and six months ended June 30, 2001 included: 1) after-tax non-cash SFAS 133 valuation (income) charges of ($16.5) million and $7.7 million, respectively, relating to Resources' equity method investment in Southern Hydro; and 2) after-tax charges to net income
    (loss) of $4.6 million and $7.4 million, respectively, for non-cash valuation adjustments related to Alliant Energy's obligation under certain 30-year exchangeable senior notes. Refer to Notes 6 and 8 for additional information on Southern Hydro. Non-regulated income for the three months ended June 30, 2000 included a reversal of the $24.8 million after-tax non-cash charge to net income recorded in the first quarter of 2000 relating to the valuation of the 30-year exchangeable senior notes.

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

    For the six months ended June 30, 2001, income of $1.8 million was recognized relating to the amount of hedge ineffectiveness in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." As of June 30, 2001, the maximum length of time over which Alliant Energy is hedging its exposure to the variability in future cash flows for forecasted transactions is 9 months and Alliant Energy estimates that gains of $0.9 million will be reclassified from accumulated other comprehensive income into earnings within the twelve months between July 1, 2001 and June 30, 2002 as the hedged transactions affect earnings.

    Included in "Miscellaneous, net" in Alliant Energy's Consolidated Statements of Income for the six months ended June 30, 2001 was expense of $149.2 million related to the change in value of the McLeod trading securities, partially offset by income of $138.1 million related to the change in value of the derivative component of the exchangeable senior notes.

    Southern Hydro, a foreign affiliate of Alliant Energy accounted for under the equity method of accounting, enters into electricity derivative contracts which have not been designated in hedge relationships, in order to manage the electricity commodity price risk associated with anticipated sales into the spot market. Beginning in 2001, these instruments were recorded at their fair value as a component of "Investments in unconsolidated foreign entities" on the Consolidated Balance Sheets and changes in fair value were recorded as a component of "Equity income from unconsolidated investments" in the Consolidated Statements of Income.

7. In March 2001, IESU issued $200 million of senior unsecured debentures at a fixed interest rate of 6-3/4%, due 2011. IESU used a portion of the net proceeds to repay short-term debt and long-term debt, and a portion will be used to retire $21 million of long-term debt maturing in the third quarter of 2001.

8. Southern Hydro owns and operates hydroelectric generation facilities in the state of Victoria in Australia. These generation facilities operate as peaking units. Under the rules of the Australian market, Southern Hydro must sell all of its production into a spot market in which the price changes every five minutes and is set on the average of each half hour. Electricity prices in this market can and have been very volatile. In order to manage the electricity commodity price risk associated with anticipated sales into the spot market, Southern Hydro has entered into a variety of electricity derivative contracts with terms of up to five years. The value of these derivative instruments can change significantly as a result of changes in forward electricity prices. These instruments do not qualify for hedge accounting under SFAS
    133. Accordingly, per U.S. generally accepted accounting principles, changes in the fair value of these derivatives, which are non-cash valuation adjustments, must be reported in Southern Hydro's earnings. Alliant Energy's share of the cumulative effect of Southern Hydro's adoption of SFAS 133 at January 1, 2001 was a charge of $12.9 million. For the three and six months ended June 30, 2001, Alliant Energy's share of the change in fair value of these instruments increased net income by $16.5 million and $5.1 million, respectively, and has been reflected in the Consolidated Statements of Income as increases of $25.3 million and $7.9 million, respectively, in "Equity income from unconsolidated investments" and increases of $8.8 million and $2.8 million, respectively, in "Income taxes."

    Alliant Energy's previously reported results for the three and six months ended June 30, 2001 were based on the assumption that Southern Hydro's electricity derivatives qualified for hedge accounting. Alliant Energy prepared its quarterly financial statements during 2001 based on the independently prepared financial statements of Southern Hydro, which treated these derivatives as qualifying for hedge accounting under SFAS
    133. Upon a further review of the accounting for such derivatives by Alliant Energy during the fourth quarter, it was determined the derivatives did not qualify for hedge accounting and that gains and losses attributable to changes in the fair value of these derivatives should have been recognized in Alliant Energy's earnings in the first three quarters of 2001. As required by U.S. generally accepted accounting principles, all 2001 financial statements of Alliant Energy presented herein have been restated to reflect this change. Alliant Energy's net income in 2000 and retained earnings as of January 1, 2000 were not impacted. Details regarding the changes for Alliant Energy were as follows (dollars in thousands):


                                                                   For the Three Months           For the Six Months
                                                                    Ended June 30, 2001          Ended June 30, 2001
                                                               ---------------------------   -----------------------------
                                                                As Originally                 As Originally
                                                                  Reported       Restated       Reported       Restated
                                                               --------------   ----------   ---------------  ------------
Consolidated Statement of Income
--------------------------------
Interest expense and other:
  Equity income from unconsolidated investments                     ($8,739)      ($30,926)      ($19,078)     ($23,853)
     Total interest expense and other                                33,402         11,215         71,035        66,260
Income before income taxes                                           34,616         56,803         86,259        91,034
Income taxes                                                         11,316         19,082         29,574        31,246
Income before cumulative effect of a change in
   accounting principle, net of tax                                  23,300         37,721         56,685        59,788
Cumulative effect of a change in accounting
   principle, net of tax                                                 --             --             --       (12,868)
Net income                                                           23,300         37,721         56,685        46,920
Earnings per average common share (basic and diluted):
   Income before cumulative effect of a change
       in accounting principle                                        $0.29          $0.48          $0.72         $0.75
   Cumulative effect of a change in accounting principle                 --             --             --        ($0.16)
   Net income                                                         $0.29          $0.48          $0.72         $0.59



                                                                             June 30, 2001
                                                                   ----------------------------------
                                                                    As Originally
                                                                       Reported          Restated
                                                                   ----------------- ----------------
Consolidated Balance Sheet
--------------------------
ASSETS
Investments:
  Investments in unconsolidated foreign entities                          $540,393          $546,263
     Total investments                                                   1,365,556         1,371,426
Total assets                                                             6,106,408         6,112,278


                                                                             June 30, 2001
                                                                   ----------------------------------
                                                                    As Originally
                                                                       Reported         Restated
                                                                   ----------------- ----------------
Consolidated Balance Sheet (continued)
--------------------------------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Retained earnings                                                       $795,863          $786,098
  Accumulated other comprehensive loss                                     (36,395)          (23,654)
        Total common equity                                              1,707,804         1,710,780
            Total capitalization                                         4,083,822         4,086,798
Other long-term liabilities and deferred credits:
   Accumulated deferred income taxes                                       751,533           754,427
      Total other long-term liabilities and deferred credits             1,169,551         1,172,445
Total capitalization and liabilities                                     6,106,408         6,112,278


                                                                           For the Six Months
                                                                          Ended June 30, 2001
                                                                   -----------------------------------
                                                                    As Originally
                                                                       Reported          Restated
                                                                   ----------------- -----------------
Consolidated Statement of Cash Flows
------------------------------------
Cash flows from operating activities:
  Net income                                                            $56,685           $46,920
  Adjustments to reconcile net income to net cash flows
    from operating activities:
    Deferred tax benefits and investment tax credits                    (13,882)          (12,210)
    Equity income from unconsolidated investments, net                  (19,078)          (23,853)
    Cumulative effect of a change in accounting principle,
      net of tax                                                             --            12,868



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

                                                    Alliant Energy Corporation
                                           Condensed Consolidating Statements of Income
                                             Three Months Ended June 30, 2001 and 2000
                                                          (in thousands)

                                                               Alliant                      Other
                                                               Energy                       Alliant                    Consolidated
                                                               Parent                       Energy      Consolidating     Alliant
                                                               Company      Resources    Subsidiaries    Adjustments      Energy
                                                          ------------------------------------------------------------------------
Three Months Ended June 30, 2001
--------------------------------
Operating revenues:
  Electric utility                                                  $-            $-       $435,487              $-      $435,487
  Gas utility                                                        -             -         63,432               -        63,432
  Non-regulated and other                                            -       105,887         72,624         (65,589)      112,922
                                                          ------------------------------------------------------------------------
                                                                     -       105,887        571,543         (65,589)      611,841
                                                          ------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                -             -         77,962               -        77,962
  Purchased power                                                    -             -        111,114               -       111,114
  Cost of utility gas sold                                           -             -         42,066               -        42,066
  Other operation and maintenance                                  304        73,270        186,306         (62,894)      196,986
  Depreciation and amortization                                      -        16,950         69,204               -        86,154
  Taxes other than income taxes                                      -         4,088         28,049          (2,596)       29,541
                                                          ------------------------------------------------------------------------
                                                                   304        94,308        514,701         (65,490)      543,823
                                                          ------------------------------------------------------------------------
Operating income (loss)                                           (304)       11,579         56,842             (99)       68,018
                                                          ------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                               2,837        17,136         29,895          (2,281)       47,587
  Equity income from unconsolidated investments                 (2,091)      (25,282)        (3,553)              -       (30,926)
  Allowance for funds used during construction                       -             -         (3,170)              -        (3,170)
  Preferred dividend requirements of subsidiaries                    -             -          1,680               -         1,680
  Miscellaneous, net                                           (39,272)         (443)        (5,247)         41,006        (3,956)
                                                          ------------------------------------------------------------------------
                                                               (38,526)       (8,589)        19,605          38,725        11,215
                                                          ------------------------------------------------------------------------
Income (loss) before income taxes                               38,222        20,168         37,237         (38,824)       56,803
                                                          ------------------------------------------------------------------------
Income tax expense (benefit)                                       501         3,529         15,152            (100)       19,082
                                                          ------------------------------------------------------------------------
Net income (loss)                                              $37,721       $16,639        $22,085        ($38,724)      $37,721
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
                                                          ========================================================================

                                                Alliant Energy Corporation
                                        Condensed Consolidating Statements of Income
                                          Six Months Ended June 30, 2001 and 2000
                                                     (in thousands)

                                                           Alliant                       Other
                                                           Energy                        Alliant                    Consolidated
                                                           Parent                        Energy      Consolidating    Alliant
                                                           Company       Resources    Subsidiaries    Adjustments     Energy
                                                   ----------------------------------------------------------------------------
Six Months Ended June 30, 2001
------------------------------
Operating revenues:
  Electric utility                                             $-             $-       $847,430              $-       $847,430
  Gas utility                                                   -              -        353,250               -        353,250
  Non-regulated and other                                       -        246,800        138,528        (121,454)       263,874
                                                      -------------------------------------------------------------------------
                                                                -        246,800      1,339,208        (121,454)     1,464,554
                                                      -------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                           -              -        153,146               -        153,146
  Purchased power                                               -              -        209,847               -        209,847
  Cost of utility gas sold                                      -              -        280,324               -        280,324
  Other operation and maintenance                             304        182,582        369,173        (116,877)       435,182
  Depreciation and amortization                                 -         32,118        138,658               -        170,776
  Taxes other than income taxes                                 -          8,640         53,882          (4,537)        57,985
                                                      -------------------------------------------------------------------------
                                                              304        223,340      1,205,030        (121,414)     1,307,260
                                                      -------------------------------------------------------------------------
Operating income (loss)                                      (304)        23,460        134,178             (40)       157,294
                                                      -------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                          7,855         35,313         61,296          (7,133)        97,331
  Equity income from unconsolidated investments            (5,094)       (10,267)        (8,492)              -        (23,853)
  Allowance for funds used during construction                  -              -         (5,472)              -         (5,472)
  Preferred dividend requirements of subsidiaries               -              -          3,360               -          3,360
  Miscellaneous, net                                      (50,398)           290         (9,256)         54,258         (5,106)
                                                      -------------------------------------------------------------------------
                                                          (47,637)        25,336         41,436          47,125         66,260
                                                      -------------------------------------------------------------------------
Income (loss) before income taxes                          47,333         (1,876)        92,742         (47,165)        91,034
                                                      -------------------------------------------------------------------------
Income tax expense (benefit)                                  413         (6,426)        37,299             (40)        31,246
                                                      -------------------------------------------------------------------------
Income (loss) before cumulative effect of a change
  in accounting principle, net of tax                      46,920          4,550         55,443         (47,125)        59,788
                                                      -------------------------------------------------------------------------
Cumulative effect of a change in accounting principle,
  net of tax                                                  -          (12,868)            -               -         (12,868)
                                                      -------------------------------------------------------------------------
Net income (loss)                                         $46,920        ($8,318)       $55,443        ($47,125)       $46,920
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
                                                      =========================================================================


                                                      Alliant Energy Corporation
                                                Condensed Consolidating Balance Sheet
                                                        As of June 30, 2001
                                                          (in thousands)

                                                                   Alliant                   Other
                                                                   Energy                   Alliant                    Consolidated
                                                                   Parent                   Energy      Consolidating     Alliant
                                                                   Company    Resources   Subsidiaries   Adjustments       Energy
                                                                -------------------------------------------------------------------
ASSETS
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                          $-          $-    $4,953,101            $-      $4,953,101
      Other                                                              -           -     1,084,408             -       1,084,408
                                                                -------------------------------------------------------------------
                                                                         -           -     6,037,509             -       6,037,509
    Less - Accumulated depreciation                                      -           -     3,283,129             -       3,283,129
    Construction work in progress                                        -           -       168,289             -         168,289
    Nuclear fuel, net of amortization                                    -           -        58,158             -          58,158
  Other property, plant and equipment, net                               -     617,523        32,829          (111)        650,241
                                                                -------------------------------------------------------------------
                                                                         -     617,523     3,013,656          (111)      3,631,068
                                                                -------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                               12,783      46,059        29,994             -          88,836
  Restricted cash                                                        -      43,084         1,095             -          44,179
  Accounts receivable, net                                           2,330      86,127       185,463       (84,475)        189,445
  Production fuel, at average cost                                       -         879        39,961             -          40,840
  Materials and supplies, at average cost                                -       4,132        52,353             -          56,485
  Gas stored underground, at average cost                                -       2,781        24,915             -          27,696
  Regulatory assets                                                      -           -        18,235             -          18,235
  Other                                                             79,998      35,089        89,411      (117,321)         87,177
                                                                -------------------------------------------------------------------
                                                                    95,111     218,151       441,427      (201,796)        552,893
                                                                -------------------------------------------------------------------
Investments:
  Consolidated subsidiaries                                      1,837,636           -             -    (1,837,636)              -
  Investment in available-for-sale securities of McLeodUSA Inc.          -     185,516             -             -         185,516
  Investment in trading securities of McLeodUSA Inc.                     -      71,761             -             -          71,761
  Other                                                             35,912     624,464       453,788           (15)      1,114,149
                                                                -------------------------------------------------------------------
                                                                 1,873,548     881,741       453,788    (1,837,651)      1,371,426
                                                                -------------------------------------------------------------------
                                                                -------------------------------------------------------------------
Deferred charges and other                                               -      95,252       461,639             -         556,891
                                                                -------------------------------------------------------------------
Total assets                                                    $1,968,659  $1,812,667    $4,370,510   ($2,039,558)     $6,112,278
                                                                ===================================================================

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock and additional paid-in capital                     $950,399    $232,743      $753,457     ($986,200)       $950,399
  Retained earnings                                                786,202     165,694       709,411      (875,209)        786,098
  Accumulated other comprehensive income (loss)                    (23,654)    (24,513)          859        23,654         (23,654)
  Shares in deferred compensation trust                             (2,063)          -             -             -          (2,063)
                                                                -------------------------------------------------------------------
       Total common equity                                       1,710,884     373,924     1,463,727    (1,837,755)      1,710,780
                                                                -------------------------------------------------------------------
  Cumulative preferred stock of subsidiaries, net                        -           -       113,871             -         113,871
  Long-term debt (excluding current portion)                        24,000     856,544     1,381,603             -       2,262,147
                                                                -------------------------------------------------------------------
                                                                 1,734,884   1,230,468     2,959,201    (1,837,755)      4,086,798
                                                                -------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                                   -       9,485        21,560             -          31,045
  Notes payable                                                          -          56             -             -              56
  Other short-term borrowings                                            -      85,882             -             -          85,882
  Accounts payable                                                     474      44,669       243,226       (84,474)        203,895
  Accrued taxes                                                          -      11,556        59,534             -          71,090
  Other                                                            231,601      64,359       282,430      (117,323)        461,067
                                                                -------------------------------------------------------------------
                                                                   232,075     216,007       606,750      (201,797)        853,035
                                                                -------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                 (6,373)    250,835       509,965             -         754,427
  Derivative liability                                                   -      43,863             -             -          43,863
  Other                                                              8,073      71,494       294,594            (6)        374,155
                                                                -------------------------------------------------------------------
                                                                     1,700     366,192       804,559            (6)      1,172,445
                                                                -------------------------------------------------------------------
Total capitalization and liabilities                            $1,968,659  $1,812,667    $4,370,510   ($2,039,558)     $6,112,278
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

Overview - Second Quarter Results - Alliant Energy reported net income of
---------------------------------
$37.7 million, or $0.48 per share, for the second quarter of 2001, compared to net income of $42.3 million, or $0.54 per share, for the second quarter of 2000. Both periods included non-cash valuation adjustments related to Alliant Energy's obligation under certain 30-year exchangeable senior notes - a charge of $0.06 per share was recorded in the second quarter of 2001 while the second quarter of 2000 included income of $0.31 per share to reverse charges recorded in the first quarter of 2000. Net income for the second quarter of 2001 also included non-cash valuation income of $16.5 million, or $0.21 per share, relating to Alliant Energy's share of the change in fair value of Southern Hydro's electricity derivative contracts. Refer to Notes 6 and 8 of Alliant Energy's "Notes to Consolidated Financial Statements" for additional information on Southern Hydro.

The earnings increase of $0.10 per share, excluding the non-cash valuation adjustments, was largely due to higher earnings from Alliant Energy's non-regulated operations, led by another significant increase in earnings from Alliant Energy's oil and gas business. Improved results from Alliant Energy's Brazil investments, the impact of lower interest rates and an increase in earnings from utility operations also contributed to the higher earnings. These items were partially offset by interest and amortization expenses from several recent acquisitions by Alliant Energy's integrated services business and increased corporate expenses at the Alliant Energy parent.

Second quarter 2001 utility earnings were $22.1 million ($0.28 per share) compared to $20.0 million ($0.25 per share) for the same period in 2000. The increase was primarily due to lower operating expenses.

The non-regulated businesses reported net income of $18.0 million ($0.23 per share) in the second quarter of 2001, which included the non-cash valuation (charge) income of ($4.6) million (($0.06) per share) and $16.5 million ($0.21 per share), compared to net income of $22.0 million ($0.27 per share) in the second quarter of 2000, which included the non-cash valuation income of $24.8 million ($0.31 per share). Excluding these non-cash adjustments, Resources' earnings increased $0.12 per share. Earnings per share from Whiting increased from $0.04 per share in 2000 to $0.15 per share in 2001. Such increase was due to higher gas prices, increased oil and gas sales volumes and a gain realized on an asset sale. Improved results at the International business unit ($0.02 per share) were largely due to the Brazil investments, partially offset by a slight decrease in earnings from the China investments. Decreased earnings at the Integrated Services business unit ($0.04 per share) were largely due to additional goodwill amortization and interest expense from several acquisitions completed in December 2000. The impact of lower interest rates on Resources' variable rate borrowings also contributed to the increased earnings.

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

Equity income (loss) from Alliant Energy's unconsolidated investments for the three and six months ended June 30 was as follows (in thousands):

                                                       Three Months                          Six Months
                                             ----------------------------------   ----------------------------------
                                                  2001              2000                2001              2000
                                             ----------------------------------   ----------------------------------
ATC                                                $3,242               $--              $8,026                $--
Cargill-Alliant                                     2,091             2,453               5,094              2,601
Australia/New Zealand                              24,889             1,368               9,698              1,368
China                                                 988               (27)              2,391                248
Brazil                                                185            (1,965)             (1,295)              (739)
Other                                                (469)             (264)                (61)              (770)
                                             ----------------  ----------------   -----------------   --------------
                                                  $30,926            $1,565             $23,853             $2,708
                                             ================  ================   =================   ==============

Equity income from unconsolidated investments increased $29.4 million and $21.1 million for the three- and six-month periods, respectively, primarily due to the non-cash SFAS 133 valuation income from Southern Hydro, ATC beginning operations on January 1, 2001 and a first quarter 2000 acquisition in Australia. All of Alliant Energy's remaining prospective tariff adjustments in Brazil were implemented in the second quarter of 2001, resulting in improved results in Brazil for the three-month period. The six-month increase was also impacted by higher earnings from Alliant Energy's energy-trading joint venture with Cargill-Alliant due to more buyers turning to energy experts to help them find stable, reliable sources of supply in the wake of volatile energy costs.

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

Income Taxes - The effective income tax rates were 32.6% and
------------
33.1% for the three- and six-month periods ended June 30, 2001, respectively, compared with 37.2% for the same periods last year. The decrease for both periods was primarily due to higher tax credits.

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

Currency Risk - Alliant Energy has investments in various
-------------
countries where the net investments are not hedged, including Australia, Brazil, China and New Zealand. As a result, these investments are subject to currency exchange risk with fluctuations in currency exchange rates. At June 30, 2001 and December 31, 2000, Alliant Energy had a cumulative foreign currency translation loss of $129 million and $60 million, respectively, recorded in "Accumulated other comprehensive income" on its Consolidated Balance Sheets that primarily related to decreases in value of the Brazil real, New Zealand dollar and Australian dollar in relation to the U.S. dollar. Based on Alliant Energy's investments at June 30, 2001 and December 31, 2000, a 10 percent sustained increase (decrease) over the next 12 months in the foreign exchange rates of Australia, Brazil, China and New Zealand would increase (decrease) the cumulative foreign currency translation gain/loss by $47 million and $46 million, respectively.

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
