Form 10-Q/A
period 2001-09-30
INTERSTATE POWER & LIGHT CO; ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO
filed 2002-01-30
CIK 52485, 352541, 107832

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

Number of shares outstanding of each class of common stock as of October 31, 2001:

Alliant Energy Corporation                 Common stock, $.01 par value, 79,522,785 shares outstanding

Interstate Power and Light Company         Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company          Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)


Alliant Energy's previously reported results for the three and nine months ended September 30, 2001 were based on the assumption that Southern Hydro's electricity derivatives qualified for hedge accounting. Southern Hydro is a foreign affiliate of Alliant Energy accounted for under the equity method of accounting. Alliant Energy prepared its quarterly financial statements during 2001 based on the independently prepared financial statements of Southern Hydro, which treated these derivatives as qualifying for hedge accounting under SFAS 133. Upon a further review of the accounting for such derivatives by Alliant Energy during the fourth quarter, it was determined the derivatives did not qualify for hedge accounting and that gains and losses attributable to changes in the fair value of these derivatives should have been recognized in Alliant Energy's earnings in the first three quarters of 2001. As required by U.S. generally accepted accounting principles, all 2001 financial statements of Alliant Energy presented herein have been restated to reflect this change. Alliant Energy's net income in 2000 and retained earnings as of January 1, 2000 were not impacted. The undersigned registrants hereby amend Items 1, 2 and 3 of Part I of their combined
Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 to provide in their entirety as follows:

                                                    DEFINITIONS

Certain abbreviations or acronyms used in the text and notes of this combined Form 10-Q/A are defined below:

Abbreviation or Acronym                                  Definition
-----------------------                                  ----------
Alliant Energy......................................     Alliant Energy Corporation
ATC.................................................     American Transmission Company, LLC
Capstone............................................     Capstone Turbine Corporation
Cargill-Alliant.....................................     Cargill-Alliant, L.L.C.
Corporate Services..................................     Alliant Energy Corporate Services, Inc.
DAEC................................................     Duane Arnold Energy Center
Dth.................................................     Dekatherm
EAC.................................................     Energy Adjustment Clause
FASB................................................     Financial Accounting Standards Board
FERC................................................     Federal Energy Regulatory Commission
IESU................................................     IES Utilities Inc.
IPC.................................................     Interstate Power Company
IUB.................................................     Iowa Utilities Board
Kewaunee............................................     Kewaunee Nuclear Power Plant
MAIN................................................     Mid-America Interconnected Network, Inc.
MAPP................................................     Mid-Continent Area Power Pool
McLeod..............................................     McLeodUSA Incorporated
MD&A................................................     Management's Discussion and Analysis of Financial
                                                         Condition and Results of Operations
MW..................................................     Megawatt
MWh.................................................     Megawatt-Hour
NRC.................................................     Nuclear Regulatory Commission
OCA.................................................     Office of Consumer Advocate
PGA.................................................     Purchased Gas Adjustment
PSCW................................................     Public Service Commission of Wisconsin
PUHCA...............................................     Public Utility Holding Company Act of 1935
Resources...........................................     Alliant Energy Resources, Inc.
SEC.................................................     Securities and Exchange Commission
SFAS................................................     Statement of Financial Accounting Standards
SFAS 133............................................     Accounting for Derivative Instruments and Hedging
                                                         Activities
South Beloit........................................     South Beloit Water, Gas & Electric Company
Southern Hydro......................................     Southern Hydro Partnership
STB.................................................     U.S. Surface Transportation Board
TRANSLink...........................................     TRANSLink Transmission Co. LLC
Union Pacific.......................................     Union Pacific Railroad
U.S. ...............................................     United States
Whiting.............................................     Whiting Petroleum Corporation
WP&L................................................     Wisconsin Power and Light Company

                                                 PART I. FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
                                                   ALLIANT ENERGY CORPORATION
                                           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                         For the Three Months                For the Nine Months
                                                                          Ended September 30,                Ended September 30,
                                                                             2001                           2001
                                                                           Restated                       Restated
                                                                         (See Note 9)        2000       (See Note 9)        2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands, except per share amounts)
Operating revenues:
  Electric utility                                                          $519,851       $480,763       $1,367,281     $1,248,228
  Gas utility                                                                 42,979         41,369          396,229        226,156
  Non-regulated and other                                                    103,435         81,060          367,309        226,755
                                                                        -------------  -------------   --------------  -------------
                                                                             666,265        603,192        2,130,819      1,701,139
                                                                        -------------  -------------   --------------  -------------
------------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                         94,894         80,605          248,040        213,990
  Purchased power                                                            108,177         85,553          318,024        222,690
  Cost of utility gas sold                                                    23,660         22,660          303,984        136,642
  Other operation and maintenance                                            194,663        168,522          629,845        526,562
  Depreciation and amortization                                               85,502         79,625          256,278        233,506
  Taxes other than income taxes                                               25,643         26,206           83,628         79,171
                                                                        -------------  -------------   --------------  -------------
                                                                             532,539        463,171        1,839,799      1,412,561
                                                                        -------------  -------------   --------------  -------------
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                             133,726        140,021          291,020        288,578
                                                                        -------------  -------------   --------------  -------------
------------------------------------------------------------------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                            46,169         45,040          143,500        127,452
  Equity income from unconsolidated investments                              (22,528)        (9,890)         (46,381)       (12,598)
  Allowance for funds used during construction                                (3,373)        (2,186)          (8,845)        (6,825)
  Preferred dividend requirements of subsidiaries                              1,680          1,679            5,040          5,035
  Gain on reclassification of investments                                          -       (321,349)               -       (321,349)
  Gain on sale of McLeodUSA Inc. stock                                             -              -                -        (10,206)
  Miscellaneous, net                                                           8,518         (8,216)           3,412        (27,948)
                                                                        -------------  -------------   --------------  -------------
                                                                              30,466       (294,922)          96,726       (246,439)
                                                                        -------------  -------------   --------------  -------------
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                   103,260        434,943          194,294        535,017
                                                                        -------------  -------------   --------------  -------------
------------------------------------------------------------------------------------------------------------------------------------
Income taxes                                                                  33,929        175,403           65,175        213,879
                                                                        -------------  -------------   --------------  -------------
------------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in
   accounting principle, net of tax                                           69,331        259,540          129,119        321,138
                                                                        -------------  -------------   --------------  -------------
------------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of a change in accounting principle, net of tax                  -         16,708          (12,868)        16,708
                                                                        -------------  -------------   --------------  -------------
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                   $69,331       $276,248         $116,251       $337,846
                                                                        =============  =============   ==============  =============
------------------------------------------------------------------------------------------------------------------------------------
Average number of common shares outstanding - basic                           79,240         79,004           79,107         79,001
                                                                        =============  =============   ==============  =============
------------------------------------------------------------------------------------------------------------------------------------
Earnings per average common share - basic:
   Income before cumulative effect of a change in accounting principle         $0.87          $3.29            $1.63          $4.07
   Cumulative effect of a change in accounting principle                           -           0.21            (0.16)          0.21
                                                                        -------------  -------------   --------------  -------------
   Net income                                                                  $0.87          $3.50            $1.47          $4.28
                                                                        =============  =============   ==============  =============
------------------------------------------------------------------------------------------------------------------------------------
Average number of common shares outstanding - diluted                         79,350         79,160           79,241         79,202
                                                                        =============  =============   ==============  =============
------------------------------------------------------------------------------------------------------------------------------------
Earnings per average common share - diluted:
   Income before cumulative effect of a change in accounting principle         $0.87          $3.28            $1.63          $4.06
   Cumulative effect of a change in accounting principle                           -           0.21            (0.16)          0.21
                                                                        -------------  -------------   --------------  -------------
   Net income                                                                  $0.87          $3.49            $1.47          $4.27
                                                                        =============  =============   ==============  =============
------------------------------------------------------------------------------------------------------------------------------------
Dividends declared per common share                                            $0.50          $0.50            $1.50          $1.50
                                                                        =============  =============   ==============  =============
------------------------------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                ALLIANT ENERGY CORPORATION
                                                CONSOLIDATED BALANCE SHEETS

                                                                                      September 30,
                                                                                         2001
                                                                                      (Unaudited)
                                                                                       Restated                December 31,
ASSETS                                                                                (See Note 9)                2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                                (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                            $5,005,456             $5,203,069
      Gas                                                                                    589,134                574,390
      Other                                                                                  507,042                474,116
                                                                                   ------------------     ------------------
                                                                                           6,101,632              6,251,575
    Less - Accumulated depreciation                                                        3,340,599              3,296,546
                                                                                   ------------------     ------------------
                                                                                           2,761,033              2,955,029
    Construction work in progress                                                            178,534                130,856
    Nuclear fuel, net of amortization                                                         58,532                 61,935
                                                                                   ------------------     ------------------
                                                                                           2,998,099              3,147,820
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $205,654 and $209,072, respectively                     808,640                571,487
                                                                                   ------------------     ------------------
                                                                                           3,806,739              3,719,307
                                                                                   ------------------     ------------------

----------------------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                                         92,542                148,415
  Restricted cash                                                                             49,951                  3,512
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $6,591 and $3,762, respectively                                                      44,417                122,895
    Unbilled utility revenues                                                                 47,556                124,515
    Other, less allowance for doubtful accounts
      of $800 and $484, respectively                                                          40,356                 45,829
  Production fuel, at average cost                                                            46,882                 46,627
  Materials and supplies, at average cost                                                     58,208                 55,930
  Gas stored underground, at average cost                                                     61,092                 41,359
  Prepaid gross receipts tax                                                                  18,609                 23,088
  Regulatory assets                                                                           14,879                 29,348
  Other                                                                                       74,517                 69,463
                                                                                   ------------------     ------------------
                                                                                             549,009                710,981
                                                                                   ------------------     ------------------

----------------------------------------------------------------------------------------------------------------------------

Investments:
  Investment in available-for-sale securities of McLeodUSA Inc.                               31,121                569,951
  Investment in trading securities of McLeodUSA Inc.                                          12,039                220,912
  Investments in unconsolidated foreign entities                                             531,813                507,655
  Nuclear decommissioning trust funds                                                        316,546                307,940
  Other                                                                                      221,549                132,203
                                                                                   ------------------     ------------------
                                                                                           1,113,068              1,738,661
                                                                                   ------------------     ------------------

----------------------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                          278,917                270,779
  Deferred charges and other                                                                 306,992                294,038
                                                                                   ------------------     ------------------
                                                                                             585,909                564,817
                                                                                   ------------------     ------------------

----------------------------------------------------------------------------------------------------------------------------

Total assets                                                                              $6,054,725             $6,733,766
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

                                           ALLIANT ENERGY CORPORATION
                                     CONSOLIDATED BALANCE SHEETS (Continued)

                                                                              September 30,
                                                                                  2001
                                                                               (Unaudited)
                                                                                 Restated             December 31,
CAPITALIZATION AND LIABILITIES                                                 (See Note 9)               2000
------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands, except share amounts)
Capitalization:
  Common stock - $0.01 par value - authorized 200,000,000 shares;
    outstanding 79,420,078 and 79,010,114 shares, respectively                         $794                  $790
  Additional paid-in capital                                                        961,659               947,504
  Retained earnings                                                                 815,910               818,162
  Accumulated other comprehensive income (loss)                                    (171,562)              271,867
  Shares in deferred compensation trust - 69,466 and 28,825 shares
    at an average cost of $30.75 and $29.52 per share, respectively                  (2,136)                 (851)
                                                                          ------------------    ------------------
       Total common equity                                                        1,604,665             2,037,472
                                                                          ------------------    ------------------

  Cumulative preferred stock of subsidiaries, net                                   113,912               113,790
  Long-term debt (excluding current portion)                                      2,206,782             1,910,116
                                                                          ------------------    ------------------
                                                                                  3,925,359             4,061,378
                                                                          ------------------    ------------------

------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                               10,696                92,477
  Variable rate demand bonds                                                         55,100                55,100
  Commercial paper                                                                  310,420               283,885
  Notes payable                                                                      50,030                50,067
  Other short-term borrowings                                                        99,202               110,783
  Accounts payable                                                                  252,163               296,959
  Accrued taxes                                                                     110,801                87,484
  Other                                                                             167,444               177,580
                                                                          ------------------    ------------------
                                                                                  1,055,856             1,154,335
                                                                          ------------------    ------------------

------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                 684,782               931,675
  Accumulated deferred investment tax credits                                        60,336                67,364
  Pension and other benefit obligations                                              69,823                65,399
  Environmental liabilities                                                          62,532                64,532
  Derivative liability                                                                2,093               181,925
  Other                                                                             193,944               207,158
                                                                          ------------------    ------------------
                                                                                  1,073,510             1,518,053
                                                                          ------------------    ------------------

------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                             $6,054,725            $6,733,766
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

                                               ALLIANT ENERGY CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 For the Nine Months Ended September 30,
                                                                                       2001
                                                                                     Restated
                                                                                   (See Note 9)                   2000
--------------------------------------------------------------------------------------------------------------------------
                                                                                               (in thousands)
Cash flows from operating activities:
  Net income                                                                            $116,251                 $337,846
  Adjustments to reconcile net income to net cash flows
    from operating activities:
    Depreciation and amortization                                                        256,278                  233,506
    Amortization of nuclear fuel                                                          13,344                   13,907
    Amortization of deferred energy efficiency expenditures                               16,109                   19,065
    Deferred tax expense (benefits) and investment tax credits                           (13,978)                 117,229
    Gains on dispositions of assets, net                                                  (7,013)                 (18,390)
    Gain on reclassification of investments                                                    -                 (321,349)
    Cumulative effect of a change in accounting principle, net of tax                     12,868                  (16,708)
    Equity income from unconsolidated investments, net                                   (46,381)                 (12,598)
    Other                                                                                 28,471                   10,568
  Other changes in assets and liabilities:
    Accounts receivable                                                                  160,910                  (11,137)
    Gas stored underground                                                               (19,733)                 (22,782)
    Accounts payable                                                                     (38,291)                  (6,474)
    Accrued taxes                                                                         23,317                   40,484
    Benefit obligations and other                                                        (25,590)                   3,725
                                                                             --------------------    ---------------------
       Net cash flows from operating activities                                          476,562                  366,892
                                                                             --------------------    ---------------------
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Common stock dividends declared                                                     (118,503)                (118,475)
    Proceeds from issuance of common stock                                                11,403                      817
    Net change in Resources' credit facility                                             248,500                   51,652
    Proceeds from issuance of exchangeable senior notes                                        -                  402,500
    Proceeds from issuance of other long-term debt                                       205,392                  118,649
    Reductions in other long-term debt                                                  (146,678)                 (63,282)
    Net change in other short-term borrowings                                           (136,713)                 (28,550)
    Other                                                                                (39,773)                 (24,112)
                                                                             --------------------    ---------------------
       Net cash flows from financing activities                                           23,628                  339,199
                                                                             --------------------    ---------------------
--------------------------------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
    Construction and acquisition expenditures:
       Utility operations                                                               (254,267)                (212,440)
       Non-regulated businesses and other                                               (376,067)                (564,568)
    Nuclear decommissioning trust funds                                                  (19,879)                 (19,879)
    Proceeds from formation of ATC and other asset dispositions                          110,534                   69,355
    Other                                                                                (16,384)                 (20,959)
                                                                             --------------------    ---------------------
       Net cash flows used for investing activities                                     (556,063)                (748,491)
                                                                             --------------------    ---------------------
--------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and temporary cash investments                                      (55,873)                 (42,400)
                                                                             --------------------    ---------------------
--------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                               148,415                  113,669
                                                                             --------------------    ---------------------
--------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                                     $92,542                  $71,269
                                                                             ====================    =====================
--------------------------------------------------------------------------------------------------------------------------
Supplemental cash flows information:
    Cash paid during the period for:
       Interest                                                                         $142,900                 $111,202
                                                                             ====================    =====================
       Income taxes                                                                      $56,673                  $61,298
                                                                             ====================    =====================
    Noncash investing and financing activities:
       Capital lease obligations incurred and other                                      $19,759                     $338
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

2. Alliant Energy's comprehensive income (loss), and the components of other comprehensive loss, net of taxes, for the three and nine months ended September 30 were as follows (in thousands):


                                                                          Three Months                        Nine Months
                                                                 --------------------------------    -----------------------------
                                                                      2001               2000             2001             2000
                                                                 -------------    ---------------    --------------   ------------
Net income                                                           $69,331           $276,248         $116,251         $337,846
  Other comprehensive loss:
     Unrealized losses on securities:
       Unrealized holding losses arising during                     (105,306)                                             (63,414)
         period, net of tax (1)                                                        (132,251)        (335,391)
       Less:  adjustment for gain on reclassification of
         investments included in net income, net of tax (2)               --            187,296               --          187,296
       Less:  reclassification adjustment for other gains
         included in net income, net of tax                               12                238               12            6,566
                                                                 -------------    ---------------    --------------   ------------
     Net unrealized losses on securities                            (105,318)          (319,785)        (335,403)        (257,276)
                                                                 -------------    ---------------    --------------   ------------
     Foreign currency translation adjustments                        (45,503)           (22,335)        (114,233)         (40,553)
                                                                 -------------    ---------------    --------------   ------------
     Unrealized gains (losses) on derivatives qualified
        as hedges:
       Unrealized holding losses arising during period due
         to cumulative effect of a change in accounting
         principle, net of tax                                            --             (6,582)              --           (6,582)
       Other unrealized holding gains (losses) arising
         during period, net of tax                                     2,456               (177)           1,968             (177)
       Less:  reclassification adjustment for losses
         included in net income, net of tax                             (457)            (3,535)          (4,239)          (3,535)
                                                                 -------------    ---------------    --------------   ------------
     Net unrealized gains (losses) on qualifying derivatives           2,913             (3,224)           6,207           (3,224)
                                                                 -------------    ---------------    --------------   ------------
  Other comprehensive loss                                          (147,908)          (345,344)        (443,429)        (301,053)
                                                                 -------------    ---------------    --------------   ------------
Comprehensive income (loss)                                         ($78,577)          ($69,096)       ($327,178)         $36,793
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


                                                       Regulated Domestic Utilities           Non-                    Alliant
                                         ------------------------------------------------   regulated                 Energy
                                          Electric      Gas       Other       Total         Businesses    Other    Consolidated
                                         ---------------------------------------------------------------------------------------
                                                                             (in thousands)
      Three Months Ended September 30, 2001
      -------------------------------------
      Operating revenues                    $519,851     $42,979    $8,883     $571,713        $96,031    ($1,479)     $666,265
      Operating income (loss)                132,753      (6,092)    2,474      129,135          4,731       (140)      133,726
      Net income (loss)                                             69,514       69,514          2,617     (2,800)       69,331

      Three Months Ended September 30, 2000
      -------------------------------------
      Operating revenues                    $480,763     $41,369    $8,507     $530,639        $73,255      ($702)     $603,192
      Operating income (loss)                143,962      (2,938)    1,613      142,637         (2,704)        88       140,021
      Net income (loss)                                             68,378       68,378        208,038       (168)      276,248

      Nine Months Ended September 30, 2001
      ------------------------------------
      Operating revenues                  $1,367,281    $396,229   $28,297   $1,791,807       $342,831    ($3,819)   $2,130,819
      Operating income                       249,036       8,292     4,955      262,283         28,191        546       291,020
      Income (loss) before cumulative
       effect of a change in
       accounting principle, net of tax                            124,907      124,907         10,478     (6,266)      129,119
      Cumulative effect of a change in
       accounting principle, net of tax                                --           --         (12,868)        --       (12,868)
      Net income (loss)                                            124,907      124,907         (2,390)    (6,266)      116,251

      Nine Months Ended September 30, 2000
      ------------------------------------
      Operating revenues                  $1,248,228    $226,156   $24,085   $1,498,469       $204,559    ($1,889)   $1,701,139
      Operating income (loss)                268,834      11,167     4,133      284,134          4,490        (46)      288,578
      Net income (loss)                                            127,487      127,487        213,898     (3,539)      337,846



    Resources' (i.e., the non-regulated  businesses) assets decreased
    $537 million during the first nine months of 2001, primarily due to the decrease in market value of its investment in McLeod, which was partially offset by additional non-regulated investments during 2001. Non-regulated net income (loss) for the three and nine months ended September 30, 2001 included: 1) after-tax non-cash SFAS 133 valuation income of $10.4 million and $2.7 million, respectively, relating to Resources' equity method investment in Southern Hydro; and 2) after-tax charges to net income of $12.6 million and $19.6 million, respectively, for non-cash valuation adjustments related to Alliant Energy's obligation under certain 30-year exchangeable senior notes. Refer to Notes 6 and 9 for additional information on Southern Hydro. Net income for the three and nine months ended September 30, 2000 included $204 million (primarily all at Alliant Energy's non-regulated businesses) relating to Alliant Energy's adoption of a new accounting pronouncement, SFAS 133, on July 1, 2000.

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

9. Southern Hydro owns and operates hydroelectric generation facilities in the state of Victoria in Australia. These generation facilities operate as peaking units. Under the rules of the Australian market, Southern Hydro must sell all of its production into a spot market in which the price changes every five minutes and is set on the average of each half hour. Electricity prices in this market can and have been very volatile. In order to manage the electricity commodity price risk associated with anticipated sales into the spot market, Southern Hydro has entered into a variety of electricity derivative contracts with terms of up to five years. The value of these derivative instruments can change significantly as a result of changes in forward electricity prices. These instruments do not qualify for hedge accounting under SFAS
    133. Accordingly, per U.S. generally accepted accounting principles, changes in the fair value of these derivatives, which are non-cash valuation adjustments, must be reported in Southern Hydro's earnings. Alliant Energy's share of the cumulative effect of Southern Hydro's adoption of SFAS 133 at January 1, 2001 was a charge of $12.9 million. For the three and nine months ended September 30, 2001, Alliant Energy's share of the change in fair value of these instruments increased net income by $10.4 million and $15.6 million, respectively, and has been reflected in the Consolidated Statements of Income as increases of $16.0 million and $24.0 million, respectively, in "Equity income from unconsolidated investments" and increases of $5.6 million and $8.4 million, respectively, in "Income taxes."

    Alliant Energy's previously reported results for the three and nine months ended September 30, 2001 were based on the assumption that Southern Hydro's electricity derivatives qualified for hedge accounting. Alliant Energy prepared its quarterly financial statements during 2001 based on the independently prepared financial statements of Southern Hydro, which treated these derivatives as qualifying for hedge accounting under SFAS 133. Upon a further review of the accounting for such derivatives by Alliant Energy during the fourth quarter, it was determined the derivatives did not qualify for hedge accounting and that gains and losses attributable to changes in the fair value of these derivatives should have been recognized in Alliant Energy's earnings in the first three quarters of 2001. As required by U.S. generally accepted accounting principles, all 2001 financial statements of Alliant Energy presented herein have been restated to reflect this change. Alliant Energy's net income in 2000 and retained earnings as of January 1, 2000 were not impacted. Details regarding the changes for Alliant Energy were as follows (dollars in thousands):


                                                                   For the Three Months          For the Nine Months
                                                                 Ended September 30, 2001      Ended September 30, 2001
                                                               ---------------------------   -----------------------------
                                                                As Originally                 As Originally
                                                                  Reported       Restated       Reported       Restated
                                                               --------------- -----------   ---------------- ------------
Consolidated Statement of Income
--------------------------------
Interest expense and other:
  Equity income from unconsolidated investments                    ($11,688)      ($22,528)      ($30,766)      ($46,381)
      Total interest expense and other                               41,306         30,466        112,341         96,726
Income before income taxes                                           92,420        103,260        178,679        194,294
Income taxes                                                         30,135         33,929         59,709         65,175
Income before cumulative effect of a change in
   accounting principle, net of tax                                  62,285         69,331        118,970        129,119
Cumulative effect of a change in accounting
   principle, net of tax                                                 --             --             --        (12,868)
Net income                                                           62,285         69,331        118,970        116,251
Earnings per average common share - basic:
   Income before cumulative effect of a change
       in accounting principle                                        $0.79          $0.87          $1.50          $1.63
   Cumulative effect of a change in accounting principle                 --             --             --         ($0.16)
   Net income                                                         $0.79          $0.87          $1.50          $1.47
Earnings per average common share - diluted:
   Income before cumulative effect of a change
       in accounting principle                                        $0.78          $0.87          $1.50          $1.63
   Cumulative effect of a change in accounting principle                 --             --             --         ($0.16)
   Net income                                                         $0.78          $0.87          $1.50          $1.47


                                                                          September 30, 2001
                                                                   ----------------------------------
                                                                    As Originally
                                                                       Reported         Restated
                                                                   ----------------- ----------------
Consolidated Balance Sheet
--------------------------
ASSETS
Investments:
  Investments in unconsolidated foreign entities                          $526,099          $531,813
     Total investments                                                   1,107,354         1,113,068
Total assets                                                             6,049,011         6,054,725


                                                                          September 30, 2001
                                                                   ----------------------------------
                                                                    As Originally
                                                                       Reported         Restated
                                                                   ----------------- ----------------
Consolidated Balance Sheet (continued)
--------------------------------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Retained earnings                                                     $818,629          $815,910
  Accumulated other comprehensive income (loss)                         (177,187)         (171,562)
        Total common equity                                            1,601,759         1,604,665
            Total capitalization                                       3,922,453         3,925,359
Other long-term liabilities and deferred credits:
   Accumulated deferred income taxes                                     681,974           684,782
      Total other long-term liabilities and deferred credits           1,070,702         1,073,510
Total capitalization and liabilities                                   6,049,011         6,054,725


                                                                          For the Nine Months
                                                                        Ended September 30, 2001
                                                                   -----------------------------------
                                                                    As Originally
                                                                       Reported          Restated
                                                                   ----------------- -----------------
Consolidated Statement of Cash Flows
------------------------------------
Cash flows from operating activities:
  Net income                                                           $118,970          $116,251
  Adjustments to reconcile net income to net cash flows
    from operating activities:
    Deferred tax benefits and investment tax credits                    (19,444)          (13,978)
    Cumulative effect of a change in accounting principle,
      net of tax                                                             --            12,868
    Equity income from unconsolidated investments, net                  (30,766)          (46,381)



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

                                               Alliant Energy Corporation
                                      Condensed Consolidating Statements of Income
                                     Three Months Ended September 30, 2001 and 2000
                                                     (in thousands)                           Other                     Consolidated
                                                                 Alliant Energy            Alliant Energy  Consolidating    Alliant
                                                                 Parent Company Resources  Subsidiaries     Adjustments     Energy
                                                                 -------------------------------------------------------------------
Three Months Ended September 30, 2001
-------------------------------------
Operating revenues:
  Electric utility                                                        $-            $-     $519,851             $-     $519,851
  Gas utility                                                              -             -       42,979              -       42,979
  Non-regulated and other                                                  -        96,031       82,432        (75,028)     103,435
                                                                 -------------------------------------------------------------------
                                                                           -        96,031      645,262        (75,028)     666,265
                                                                 -------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                      -             -       94,894              -       94,894
  Purchased power                                                          -             -      108,177              -      108,177
  Cost of utility gas sold                                                 -             -       23,660              -       23,660
  Other operation and maintenance                                        589        71,650      195,369        (72,945)     194,663
  Depreciation and amortization                                            -        16,148       69,354              -       85,502
  Taxes other than income taxes                                            -         3,502       24,081         (1,940)      25,643
                                                                 -------------------------------------------------------------------
                                                                         589        91,300      515,535        (74,885)     532,539
                                                                 -------------------------------------------------------------------
Operating income (loss)                                                 (589)        4,731      129,727           (143)     133,726
                                                                 -------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                     2,658        16,508       28,607         (1,604)      46,169
  Equity income from unconsolidated investments                       (2,964)      (17,038)      (2,526)             -      (22,528)
  Allowance for funds used during construction                             -             -       (3,373)             -       (3,373)
  Preferred dividend requirements of subsidiaries                          -             -        1,680              -        1,680
  Miscellaneous, net                                                 (71,032)       12,475       (4,754)        71,829        8,518
                                                                 -------------------------------------------------------------------
                                                                     (71,338)       11,945       19,634         70,225       30,466
                                                                 -------------------------------------------------------------------
Income (loss) before income taxes                                     70,749        (7,214)     110,093        (70,368)     103,260
                                                                 -------------------------------------------------------------------
Income tax expense (benefit)                                           1,418        (7,905)      40,559           (143)      33,929
                                                                 -------------------------------------------------------------------
Net income (loss)                                                    $69,331          $691      $69,534       ($70,225)     $69,331
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
                                                                 ===================================================================

                                           Alliant Energy Corporation
                                   Condensed Consolidating Statements of Income
                                   Nine Months Ended September 30, 2001 and 2000
                                                    (in thousands)                            Other                     Consolidated
                                                                 Alliant Energy           Alliant Energy  Consolidating     Alliant
                                                                 Parent Company Resources  Subsidiaries    Adjustments      Energy
                                                                 -------------------------------------------------------------------
Nine Months Ended September 30, 2001
------------------------------------
Operating revenues:
  Electric utility                                                       $-            $-   $1,367,281             $-    $1,367,281
  Gas utility                                                             -             -      396,229              -       396,229
  Non-regulated and other                                                 -       342,831      220,959       (196,481)      367,309
                                                                 -------------------------------------------------------------------
                                                                          -       342,831    1,984,469       (196,481)    2,130,819
                                                                 -------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                     -             -      248,040              -       248,040
  Purchased power                                                         -             -      318,024              -       318,024
  Cost of utility gas sold                                                -             -      303,984              -       303,984
  Other operation and maintenance                                       893       254,233      564,541       (189,822)      629,845
  Depreciation and amortization                                           -        48,266      208,012              -       256,278
  Taxes other than income taxes                                           -        12,141       77,963         (6,476)       83,628
                                                                 -------------------------------------------------------------------
                                                                        893       314,640    1,720,564       (196,298)    1,839,799
                                                                 -------------------------------------------------------------------
Operating income (loss)                                                (893)       28,191      263,905           (183)      291,020
                                                                 -------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                   10,513        51,822       89,903         (8,738)      143,500
  Equity income from unconsolidated investments                      (8,058)      (27,305)     (11,018)             -       (46,381)
  Allowance for funds used during construction                            -             -       (8,845)             -        (8,845)
  Preferred dividend requirements of subsidiaries                         -             -        5,040              -         5,040
  Miscellaneous, net                                               (121,430)       12,764      (14,010)       126,088         3,412
                                                                 -------------------------------------------------------------------
                                                                   (118,975)       37,281       61,070        117,350        96,726
                                                                 -------------------------------------------------------------------
Income (loss) before income taxes                                   118,082        (9,090)     202,835       (117,533)      194,294
                                                                 -------------------------------------------------------------------
Income tax expense (benefit)                                          1,831       (14,331)      77,858           (183)       65,175
                                                                 -------------------------------------------------------------------
Income (loss) before cumulative effect of a change in accounting
  principle, net of tax                                             116,251         5,241      124,977       (117,350)      129,119
                                                                 -------------------------------------------------------------------
Cumulative effect of a change in accounting principle, net of tax         -       (12,868)           -              -       (12,868)
                                                                 -------------------------------------------------------------------
Net income (loss)                                                  $116,251       ($7,627)    $124,977      ($117,350)     $116,251
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
                                                                 ===================================================================

                                                       Alliant Energy Corporation
                                                  Condensed Consolidating Balance Sheet
                                                        As of September 30, 2001
                                                            (in thousands)

                                                                    Alliant                  Other
                                                                    Energy                   Alliant                   Consolidated
                                                                    Parent                   Energy      Consolidating   Alliant
                                                                    Company    Resources   Subsidiaries   Adjustments    Energy
                                                                -------------------------------------------------------------------
ASSETS
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                           $-           $-    $5,005,456            $-    $5,005,456
      Other                                                               -            -     1,096,176             -     1,096,176
                                                                -------------------------------------------------------------------
                                                                          -            -     6,101,632             -     6,101,632
    Less - Accumulated depreciation                                       -            -     3,340,599             -     3,340,599
    Construction work in progress                                         -            -       178,534             -       178,534
    Nuclear fuel, net of amortization                                     -            -        58,532             -        58,532
  Other property, plant and equipment, net                                -      767,328        41,423          (111)      808,640
                                                                -------------------------------------------------------------------
                                                                          -      767,328     3,039,522          (111)    3,806,739
                                                                -------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                                 6,668       61,906        23,968             -        92,542
  Restricted cash                                                         -       48,895         1,056             -        49,951
  Accounts receivable, net                                           53,106       92,463       116,531      (129,771)      132,329
  Income tax refunds receivable                                       3,169       18,786           665             -        22,620
  Production fuel, at average cost                                        -        2,828        44,054             -        46,882
  Materials and supplies, at average cost                                 -        5,912        52,296             -        58,208
  Gas stored underground, at average cost                                 -       17,079        44,013             -        61,092
  Regulatory assets                                                       -            -        14,879             -        14,879
  Derivative asset                                                        -          250        10,389             -        10,639
  Other                                                              52,503       29,982        86,326      (108,944)       59,867
                                                                -------------------------------------------------------------------
                                                                    115,446      278,101       394,177      (238,715)      549,009
                                                                -------------------------------------------------------------------
Investments:
  Consolidated subsidiaries                                       1,725,161            -             -    (1,725,161)            -
  Investment in available-for-sale securities of McLeodUSA Inc.           -       31,121             -             -        31,121
  Investment in trading securities of McLeodUSA Inc.                      -       12,039             -             -        12,039
  Other                                                              33,298      584,941       451,682           (13)    1,069,908
                                                                -------------------------------------------------------------------
                                                                  1,758,459      628,101       451,682    (1,725,174)    1,113,068
                                                                -------------------------------------------------------------------
                                                                -------------------------------------------------------------------
Deferred charges and other                                                -      101,974       483,935             -       585,909
                                                                -------------------------------------------------------------------
Total assets                                                     $1,873,905   $1,775,504    $4,369,316   ($1,964,000)   $6,054,725
                                                                ===================================================================

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock and additional paid-in capital                      $962,453     $232,743      $753,442     ($986,185)     $962,453
  Retained earnings                                                 815,910      166,385       744,271      (910,656)      815,910
  Accumulated other comprehensive income (loss)                    (171,562)    (176,633)        5,071       171,562      (171,562)
  Shares in deferred compensation trust                              (2,136)           -             -             -        (2,136)
                                                                -------------------------------------------------------------------
       Total common equity                                        1,604,665      222,495     1,502,784    (1,725,279)    1,604,665
                                                                -------------------------------------------------------------------
  Cumulative preferred stock of subsidiaries, net                         -            -       113,912             -       113,912
  Long-term debt (excluding current portion)                         24,000      854,749     1,328,033             -     2,206,782
                                                                -------------------------------------------------------------------
                                                                  1,628,665    1,077,244     2,944,729    (1,725,279)    3,925,359
                                                                -------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                                    -       10,136           560             -        10,696
  Other short-term borrowings                                             -       99,202             -             -        99,202
  Accrued taxes                                                           -       12,313        98,488             -       110,801
  Derivative liability                                                    -            -         1,373             -         1,373
  Other                                                             243,116      310,762       518,621      (238,715)      833,784
                                                                -------------------------------------------------------------------
                                                                    243,116      432,413       619,042      (238,715)    1,055,856
                                                                -------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income tax expense (benefit)                  (5,728)     180,987       509,523             -       684,782
  Minority interest                                                       -       50,850             -             -        50,850
  Derivative liability                                                    -        2,093             -             -         2,093
  Other                                                               7,852       31,917       296,022            (6)      335,785
                                                                -------------------------------------------------------------------
                                                                      2,124      265,847       805,545            (6)    1,073,510
                                                                -------------------------------------------------------------------
Total capitalization and liabilities                             $1,873,905   $1,775,504    $4,369,316   ($1,964,000)   $6,054,725
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

Overview - Third Quarter Results - Alliant Energy reported net income of
--------------------------------
$69.3 million, or $0.87 per share, for the third quarter of 2001, compared to net income of $276.2 million, or $3.49 per share, for the third quarter of 2000. Both periods included non-cash valuation adjustments related to Alliant Energy's obligation under certain 30-year exchangeable senior notes -- charges of $0.16 per share and $0.02 per share in the third quarters of 2001 and 2000, respectively. Net income for the third quarter of 2001 also included non-cash valuation income of $10.4 million, or $0.13 per share, relating to Alliant Energy's share of the change in fair value of Southern Hydro's electricity derivative contracts. Refer to Notes 6 and 9 of Alliant Energy's "Notes to Consolidated Financial Statements" for additional information on Southern Hydro. In addition, net income for the third quarter of 2000 included $204 million of non-cash net income, or $2.58 per share, relating to Alliant Energy's adoption of SFAS 133 on July 1, 2000. Excluding such items, third quarter 2001 and 2000 earnings were $0.90 per share and $0.93 per share, respectively. The decrease in earnings as adjusted was primarily due to increased utility operating expenses, largely offset by higher electric utility margins, a lower effective income tax rate and higher earnings from Alliant Energy's non-regulated operations.

Third quarter 2001 utility earnings were $69.5 million ($0.88 per share) compared to $68.4 million ($0.86 per share) for the same period in 2000. The increase was primarily due to an increase in electric margin and a lower effective income tax rate, which were virtually offset by increased operating expenses.

The non-regulated businesses reported net income of $2.6 million, or $0.03 per share, in the third quarter of 2001, compared to $208.0 million, or $2.63 per share, in the third quarter of 2000. These amounts include the non-cash valuation charges and the non-cash net income relating to Alliant Energy's adoption of SFAS 133 in 2001 and 2000. Excluding these adjustments, net income was $4.8 million, or $0.06 per share, in the third quarter of 2001 compared to net income of $5.3 million, or $0.07 per share, in the third quarter of 2000. The decrease in adjusted earnings was primarily due to lower earnings from Alliant Energy's generation and trading business unit due to fewer weather-related trading opportunities in the third quarter of 2001. This was partially offset by: improved results from the Integrated Services business unit of $0.02 per share largely due to a one-time charge related to a loss on a contract in the third quarter of 2000; higher income from the Investments business unit of $0.01 per share from Alliant Energy's oil and gas operations largely due to increased sales volumes as a result of the continued acquisition of additional oil and gas producing properties; improved results from the International business unit of $0.01 per share due to increased earnings from Alliant Energy's China and Australian investments, partially offset by lower earnings from Alliant Energy's New Zealand investments; and the impact of lower interest rates on Resources' variable rate borrowings.

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

Equity income (loss) from Alliant Energy's unconsolidated investments for the three and nine months ended September 30 was as follows (in thousands):

                                              Three Months                     Nine Months
                                       ----------------------------    ----------------------------
                                           2001           2000             2001           2000
                                       -------------  -------------    --------------  ------------
ATC                                        $2,210            $--           $10,236            $--
Cargill-Alliant                             2,964          7,321             8,058          9,922
Australia/New Zealand                      13,669            656            23,367          2,024
China                                         942            194             3,333            442
Brazil                                      3,185          1,837             1,890          1,098
Other                                        (442)          (118)             (503)          (888)
                                       -------------  -------------    --------------  ------------
                                          $22,528         $9,890           $46,381        $12,598
                                       =============  =============    ==============  ============


Equity income from unconsolidated investments increased $12.6 million and $33.8 million for the three- and nine-month periods, respectively, primarily due to the non-cash SFAS 133 valuation income from Southern Hydro, ATC beginning operations on January 1, 2001, increased earnings in China largely due to the addition of a combined heat and power facility to Alliant Energy's China portfolio in the first quarter of 2001 and non-cash income from the valuation of certain Australian energy agreements. These items were partially offset by reduced income at Alliant Energy's electricity trading joint venture due to fewer weather-related trading opportunities in the third quarter of 2001 and lower earnings from Alliant Energy's New Zealand investments due to the impact of a drought in New Zealand. In spite of the drought conditions in Brazil, Alliant Energy realized slight increases in equity earnings from its Brazilian investments in both periods.

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

Income Taxes - The effective income tax rates were 32.3% and 32.7% for the
------------
three- and nine-month periods ended September 30, 2001, compared with 40.2% and 39.6% for the same periods last year, respectively. The decrease for both periods was primarily due to the impact of the adoption of SFAS 133 in the third quarter of 2000 and increased income tax benefits from Alliant Energy's China and Brazil investments. Also contributing to the nine-month decrease were higher tax credits.

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

Currency Risk - Alliant Energy has investments in various countries where the
-------------
net investments are not hedged, including Australia, Brazil, China and New Zealand. As a result, these investments are subject to currency exchange risk with fluctuations in currency exchange rates. At September 30, 2001 and December 31, 2000, Alliant Energy had a cumulative foreign currency translation loss of $174 million and $60 million, respectively, recorded in "Accumulated other comprehensive income (loss)" on its Consolidated Balance Sheets that primarily related to decreases in value of the Brazil real, New Zealand dollar and Australian dollar in relation to the U.S. dollar. Based on Alliant Energy's investments at September 30, 2001 and December 31, 2000, a 10 percent sustained increase (decrease) over the next 12 months in the foreign exchange rates of Australia, Brazil, China and New Zealand would increase (decrease) the cumulative foreign currency translation loss by $44 million and $46 million, respectively.

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
