Form 10-K405
period 2001-12-31
INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2002-03-27
CIK 52485, 107832, 352541

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______ to _______

Commission        Name of Registrant, State of Incorporation,                                              IRS Employer
File Number       Address of Principal Executive Offices and Telephone Number                     Identification Number
-----------       -----------------------------------------------------------                     ---------------------
1-9894            ALLIANT ENERGY CORPORATION                                                                 39-1380265
                  (a Wisconsin corporation)
                  4902 N. Biltmore Lane
                  Madison, Wisconsin 53718-2132
                  Telephone (608)458-3311

0-4117-1          INTERSTATE POWER AND LIGHT COMPANY                                                         42-0331370
                  (an Iowa corporation)
                  Alliant Energy Tower
                  Cedar Rapids, Iowa 52401
                  Telephone (319)786-4411

                  IES Utilities Inc.
                  ------------------
                  (Former name of Interstate Power and Light Company)

0-337             WISCONSIN POWER AND LIGHT COMPANY                                                          39-0714890
                  (a Wisconsin corporation)
                  4902 N. Biltmore Lane
                  Madison, Wisconsin 53718-2132
                  Telephone (608)458-3311

Securities registered pursuant to Section 12 (b) of the Act:

                                                                                              Name of Each
                                           Title of Class                                     Exchange on Which Registered
                                           --------------                                     ----------------------------
Alliant Energy Corporation                 Common Stock, $.01 Par Value                       New York Stock Exchange
Alliant Energy Corporation                 Common Stock Purchase Rights                       New York Stock Exchange
Interstate Power and Light Company         7-7/8% Quarterly Debt Capital Securities           New York Stock Exchange
                                              (Subordinated Deferrable Interest Debentures)
Wisconsin Power and Light Company          4.50% Preferred Stock, No Par Value                American Stock Exchange


Securities registered pursuant to Section 12 (g) of the Act:

                                           Title of Class
                                           --------------
Interstate Power and Light Company         4.80% Cumulative Preferred Stock, Par Value $50 per share
Wisconsin Power and Light Company          Preferred Stock (Accumulation without Par Value)


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

This combined Form 10-K is separately filed by Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company. Information contained in the annual report relating to Interstate Power and Light Company and Wisconsin Power and Light Company is filed by such registrant on its own behalf. Each of Interstate Power and Light Company and Wisconsin Power and Light Company makes no representation as to information relating to registrants other than itself.

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of January 31, 2002:

Alliant Energy Corporation                 $2.66 billion
Interstate Power and Light Company         $--
Wisconsin Power and Light Company          $--

Number of shares outstanding of each class of common stock as of January 31, 2002:

Alliant Energy Corporation                 Common Stock, $0.01 par value, 89,780,585 shares outstanding

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

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statements relating to Alliant Energy Corporation's 2002 Annual Meeting of Shareowners and Wisconsin Power and Light Company's 2002 Annual Meeting of Shareowners are, or will be upon filing with the Securities and Exchange Commission, incorporated by reference into Part III hereof.

                                            TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     Number
                                                                                                     ------
Part I
              Item 1.      Business                                                                     6
              Item 2.      Properties                                                                  25
              Item 3.      Legal Proceedings                                                           30
              Item 4.      Submission of Matters to a Vote of Security Holders                         31
                           Executive Officers of the Registrants                                       31
Part II
              Item 5.      Market for Registrants' Common Equity and Related Stockholder
                              Matters                                                                  35
              Item 6.      Selected Financial Data                                                     36
              Item 7.      Management's Discussion and Analysis of Financial Condition and
                              Results of Operations                                                    38
              Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                  63
              Item 8.      Financial Statements and Supplementary Data                                 63
              Item 9.      Changes in and Disagreements With Accountants on Accounting and
                              Financial Disclosure                                                    136
Part III
              Item 10.     Directors and Executive Officers of the Registrants                        136
              Item 11.     Executive Compensation                                                     136
              Item 12.     Security Ownership of Certain Beneficial Owners and Management             137
              Item 13.     Certain Relationships and Related Transactions                             137
Part IV
              Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K            137
                           Signatures                                                                 147
                           Exhibit Index                                                              150


                                   DEFINITIONS

Certain abbreviations or acronyms used in the text and notes of this report are defined below:

Abbreviation or Acronym                        Definition
-----------------------                        ----------
AFUDC                                          Allowance for Funds Used During Construction
Alliant Energy                                 Alliant Energy Corporation
ANR                                            ANR Pipeline
APB                                            Accounting Principles Board Opinion
ATC                                            American Transmission Company, LLC
BOE                                            Barrels of Oil Equivalent
Btu                                            British Thermal Unit
CAA                                            Clean Air Act
Calpine                                        Calpine Corporation
Capital Square                                 Capital Square Financial Corporation
Capstone                                       Capstone Turbine Corporation
Cargill                                        Cargill Incorporated
Cargill-Alliant                                Cargill-Alliant, LLC
CIPCO                                          Central Iowa Power Cooperative
Corporate Services                             Alliant Energy Corporate Services, Inc.
DAEC                                           Duane Arnold Energy Center
DD&A                                           Depletion, Depreciation and Amortization
DNR                                            Department of Natural Resources
DOE                                            U.S. Department of Energy
Dth                                            Dekatherm
EAC                                            Energy Adjustment Clause
Enron                                          Enron Corporation
EPA                                            U.S. Environmental Protection Agency
EPS                                            Earnings Per Average Common Share
EWG                                            Exempt Wholesale Generator
FASB                                           Financial Accounting Standards Board
FERC                                           Federal Energy Regulatory Commission
FUCO                                           Foreign Utility Company
ICC                                            Illinois Commerce Commission
IES                                            IES Industries Inc.
IESU                                           IES Utilities Inc.
Integrated Services                            Alliant Energy Integrated Services Company
International                                  Alliant Energy International, Inc.
Investments                                    Alliant Energy Investments, Inc.
IPC                                            Interstate Power Company
IP&L                                           Interstate Power and Light Company
IRS                                            Internal Revenue Service
ISO                                            Independent System Operator
IUB                                            Iowa Utilities Board
Kewaunee                                       Kewaunee Nuclear Power Plant
KV                                             Kilovolt
KW                                             Kilowatt
KWh                                            Kilowatt-hour


Abbreviation or Acronym                        Definition
-----------------------                        ----------
LTEIP                                          Long-Term Equity Incentive Plan
MAIN                                           Mid-America Interconnected Network, Inc.
MAPP                                           Mid-Continent Area Power Pool
McLeod                                         McLeodUSA Incorporated
MD&A                                           Management's Discussion and Analysis of Financial Condition and
                                               Results of Operations
MG&E                                           Madison Gas & Electric Company
MGP                                            Manufactured Gas Plants
MPUC                                           Minnesota Public Utilities Commission
MW                                             Megawatt
MWh                                            Megawatt-hour
NEIL                                           Nuclear Electric Insurance Limited
NEPA                                           National Energy Policy Act of 1992
NERC                                           North American Electric Reliability Council
NGL                                            Natural Gas Liquid
NGPL                                           Natural Gas Pipeline Co. of America
NMC                                            Nuclear Management Company, LLC
NNG                                            Northern Natural Gas Company
NOx                                            Nitrogen Oxides
NRC                                            Nuclear Regulatory Commission
Panda Energy                                   Panda Energy International, Inc.
Peak Pacific                                   Peak Pacific Investment Company, Ltd.
PRP                                            Potentially Responsible Party
PSCW                                           Public Service Commission of Wisconsin
PUHCA                                          Public Utility Holding Company Act of 1935
Resources                                      Alliant Energy Resources, Inc.
RTO                                            Regional Transmission Organization
SEC                                            Securities and Exchange Commission
SFAS                                           Statement of Financial Accounting Standards
SFAS 133                                       Accounting for Derivative Instruments and Hedging Activities
South Beloit                                   South Beloit Water, Gas and Electric Company
Southern Hydro                                 Southern Hydro Partnership
STB                                            U.S. Surface Transportation Board
TRANSLink                                      TRANSLink Transmission Company LLC
Transportation                                 Alliant Energy Transportation, Inc.
Union Pacific                                  Union Pacific Railroad
U.S.                                           United States
WEPCO                                          Wisconsin Electric Power Company
Whiting                                        Whiting Petroleum Corporation
WNRB                                           Wisconsin Natural Resources Board
WP&L                                           Wisconsin Power and Light Company
WPLH                                           WPL Holdings, Inc.
WPSC                                           Wisconsin Public Service Corporation
WUHCA                                          Wisconsin Utility Holding Company Act


FORWARD-LOOKING STATEMENTS
Refer to "Forward-Looking Statements" in Item 7 MD&A for information and disclaimers regarding forward-looking statements contained in this Annual Report on Form 10-K.

                                    PART I

This Annual Report on Form 10-K includes information relating to Alliant Energy, IP&L and WP&L (as well as Resources and Corporate Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such. On January 1, 2002, the merger of IPC with and into IESU was completed. In connection with the merger, IESU, as the surviving corporation, changed its name to IP&L. Given that the merger had not yet been consummated at the end of 2001, the financial statements and notes thereto included in this Annual Report on Form 10-K for IP&L are those of IESU on a stand-alone basis. In addition, the historical information included in MD&A and other portions of this Annual Report on Form 10-K focuses primarily on IESU. The portions of MD&A that are prospective in nature generally reflect a discussion of IP&L operations on a post-merger basis. Certain additional information relating to the merger is included in a Current Report on Form 8-K, as amended, dated January 1, 2002, filed by IP&L with the SEC.

ITEM 1.  BUSINESS

A.    GENERAL
In April 1998, IES, WPLH and IPC completed a merger resulting in Alliant Energy. The primary first tier subsidiaries of Alliant Energy include: IP&L, WP&L, Resources and Corporate Services. Among various other regulatory constraints, Alliant Energy is operating as a registered public utility holding company subject to the limitations imposed by PUHCA. Alliant Energy was incorporated in Wisconsin in 1981. Refer to "Utility Industry Review" in
Item 7 MD&A for additional information regarding Alliant Energy's utility subsidiaries. A brief description of the primary first-tier subsidiaries of Alliant Energy is as follows:

1)  IP&L
a.  IESU - incorporated in Iowa in 1925 as Iowa Railway and Light
Corporation. IESU is a public utility engaged principally in the generation, transmission, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and the provision of steam services in selective markets, in the State of Iowa. In Iowa, non-exclusive franchises, which cover the use of streets and alleys for public utility facilities in incorporated communities, are granted for a maximum of twenty-five years by a majority vote of local qualified residents. At December 31, 2001, IESU supplied electric and gas service to 349,150 and 182,874 customers, respectively. In 2001, 2000 and 1999, IESU had no single customer for which electric, gas and/or steam sales accounted for 10% or more of IESU's consolidated revenues. Refer to Note 19 of IESU's "Notes to Consolidated Financial Statements" in Item 8 for information related to the merger of IPC with and into IESU.

b. IPC - incorporated in 1925 under the laws of the State of Delaware. IPC was a public utility engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the States of Iowa, Minnesota and Illinois. At December 31, 2001, IPC provided electric and gas service to 168,685 and 50,494 customers, respectively. In 2001, 2000 and 1999, IPC had no single customer for which electric and/or gas sales accounted for 10% or more of IPC's consolidated revenues.

2) WP&L - incorporated in Wisconsin in 1917 as Eastern Wisconsin Electric Company, is a public utility engaged principally in the generation, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and the provision of water services in selective markets. Nearly all of WP&L's customers are located in south and central Wisconsin. WP&L operates in municipalities pursuant to permits of indefinite duration which are regulated by Wisconsin law. At December 31, 2001, WP&L supplied electric and gas service to 421,608 and 167,209 customers, respectively. WP&L also had 19,318 water customers. In 2001, 2000 and 1999, WP&L had no single customer for which electric, gas and/or water sales accounted for 10% or more of WP&L's consolidated revenues. WPL Transco LLC is a wholly-owned subsidiary of WP&L and holds WP&L's investment in ATC. WP&L also owns all of the outstanding capital stock of South Beloit, a public utility supplying electric, gas and water service, principally in Winnebago County, Illinois, which was incorporated in 1908.

3) RESOURCES - incorporated in 1988 in Wisconsin, the majority of Alliant Energy's non-regulated investments are organized under Resources. Resources' significant wholly-owned subsidiaries at December 31, 2001 include International, Alliant Energy Generation, Inc., Integrated Services, Investments, Whiting and Transportation. Resources also has a 95 percent ownership interest in SmartEnergy, Inc., an energy services company operating in deregulated markets. Refer to "D. Information Relating to Non-regulated Operations" for additional details.

4) CORPORATE SERVICES - subsidiary formed to provide administrative services to Alliant Energy and its subsidiaries as required under PUHCA.

Refer to Note 14 of the "Notes to Consolidated Financial Statements" in Item 8 for further discussion of business segments, which information is incorporated herein by reference.

B.    INFORMATION RELATING TO ALLIANT ENERGY ON A CONSOLIDATED BASIS

1)  EMPLOYEES
As of December 31, 2001, Alliant Energy had the following employees (full-time and part-time):

                                                                                              Percentage
                                                       Number of            Number of        of Workforce
                                   Number of        Bargaining Unit        Bargaining         Covered by
                                   Employees           Employees           Agreements         Agreements
                                  -------------     -----------------     --------------    ----------------
IESU (a)                               1,104                 917                 4                83%
WP&L                                   1,554               1,469                 1                95%
IPC                                      576                 502                 3                87%
Resources:
   International                       2,750                  --                --                --
   Integrated Services                   730                  --                --                --
   Investments:
      Whiting                             97                  --                --                --
      Other                              152                  82                 5                54%
   Other                                  67                  --                --                --
Corporate Services (a)                 1,555                  --                --                --
                                  -------------     -----------------     --------------
                                       8,585               2,970                13                35%
                                  =============     =================     ==============


(a) All non-bargaining employees of IESU and Corporate Services at DAEC were transferred to the NMC in 2001. Bargaining unit employees of IESU covered under two bargaining agreements at DAEC were also transferred to the NMC in 2001.

In 2002, three bargaining agreements expire representing approximately 31% of employees covered under bargaining agreements and 11% of total Alliant Energy employees. Alliant Energy has not experienced any significant work stoppage problems in the past. While negotiations have commenced, Alliant Energy is currently unable to predict the outcome of these negotiations.

2)  CAPITAL EXPENDITURE AND INVESTMENT AND FINANCING PLANS
Refer to "Liquidity and Capital Resources - Construction and Acquisition Expenditures" in Item 7 MD&A for discussion of anticipated construction and acquisition expenditures for 2002-2006 and details regarding the financing of future capital requirements. Refer to "C. Information Relating to Utility Operations - Electric Utility Operations - Power Supply" for information related to IP&L's and WP&L's plans for the development of new electric generation in Iowa and Wisconsin, respectively.

3)  REGULATION
Alliant Energy operates as a registered public utility holding company subject to regulation by the SEC under PUHCA. Alliant Energy and its subsidiaries are subject to the regulatory provisions of PUHCA, including provisions relating to the issuance and sales of securities, acquisitions and sales of certain utility properties, acquisitions and retention of interests in non-utility businesses and the services provided by Corporate Services to Alliant Energy and its subsidiaries.

Alliant Energy is subject to regulation by the PSCW. The PSCW regulates, among other things, the type and amount of Alliant Energy's investments in non-utility businesses. WP&L is also subject to regulation by the PSCW as to retail utility rates and service, accounts, issuance and use of proceeds of securities, certain additions and extensions to facilities and in other respects. WP&L is generally required to file a rate case with the PSCW every two years based on a forward-looking test year period. However, as one of the conditions for approval of the 1998 merger which formed Alliant Energy, the PSCW has required, with certain exception, that WP&L freeze for four years on a post-merger basis retail electric, natural gas and water rates. The last of the rate freezes will expire in April 2002. WP&L filed retail and wholesale base rate increase requests in 2001 and the first quarter of 2002, respectively. Refer to "Utility Industry Review - Rates and Regulatory Matters" in Item 7 MD&A for further discussion.

IP&L operates under the jurisdiction of the IUB. The IUB has authority to regulate rates and standards of service, to prescribe accounting requirements and to approve the location and construction of electric generating facilities having a capacity in excess of 25,000 KW. Requests for rate relief are based on historical test periods, adjusted for certain known and measurable changes. The IUB must decide on requests for rate relief within 10 months of the date of the application for which relief is filed or the interim prices granted become permanent. Interim rates, if allowed, are permitted to become effective, subject to refund, no later than 90 days after the rate increase application is filed. Notwithstanding this process, IESU and IPC agreed to a four-year price cap expiring April 2002 as part of the approval of the April 1998 merger forming Alliant Energy. IP&L plans on filing electric and natural gas base rate cases with the IUB in the Spring and Fall of 2002, respectively.

IP&L is also subject to regulation by the MPUC. Requests for rate relief can be based on either historical or projected data. The MPUC must reach a final decision within 10 months. Interim rates are permitted. The MPUC also has jurisdiction to approve IP&L's capital structure on an annual basis. In addition, IP&L and South Beloit are subject to regulation by the ICC for retail utility rates and service, accounts, issuance and use of proceeds of securities, certain additions and extensions to facilities and in other respects. Requests for rate relief must be decided within 11 months.

FERC has jurisdiction under the Federal Power Act over certain of the electric utility facilities and operations, wholesale rates and accounting practices of IP&L and WP&L, and in certain other respects. In addition, certain natural gas facilities and operations of the companies are subject to the jurisdiction of FERC under the Natural Gas Act.

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

WP&L and IP&L are indirectly and directly subject to the jurisdiction of the NRC, with respect to Kewaunee and DAEC, respectively, and to the jurisdiction of the DOE with respect to the disposal of nuclear fuel and other radioactive wastes from Kewaunee and DAEC.

In the U.S., the oil and gas industry is extensively regulated at all levels of government and such regulations are constantly reviewed, changed and extended. Violation of the statutes, subject to the type of violation, can result in a material financial burden to an independent oil and gas producer.

The electricity industry in Brazil, as it relates to Alliant Energy's investments, is regulated by the Brazilian federal government, acting through the Ministry of Mines and Energy, which has exclusive authority over the electricity sector through regulatory powers assigned to it. Regulatory policy for the sector is implemented by an autonomous national electric energy agency (Agencia Nacional de Energia Eletrica or "ANEEL"), which delegates certain functions to agencies based in certain states of Brazil. However, ANEEL cannot delegate any authority regarding tariffs to state agencies.

A comprehensive review of the regulatory process and policies in Brazil is currently being undertaken by the Brazilian government. Alliant Energy is unable to predict the outcome of such review.

Alliant Energy's Brazil investments were among the companies involved in a settlement reached in the fourth quarter of 2001 between the Brazil government and the distribution companies related to the economic resolution of the impacts of electricity rationing, the recovery of past costs and the prices allowed for sales of excess generation into the spot market. In connection with the settlement reached with the government, Alliant Energy's Brazil investments recorded an asset related to legislation allowing the companies to collect these 2001 revenues in future rates. Such revenues have already been recognized in earnings.

Refer to "Utility Industry Review" in Item 7 MD&A for additional information regarding regulation and utility rate matters.

C.    INFORMATION RELATING TO UTILITY OPERATIONS
Alliant Energy realized 53%, 42%, 3% and 2% of its 2001 electric utility revenues in Iowa, Wisconsin, Minnesota and Illinois, respectively. Approximately 89% of the electric revenues were regulated by the respective state commissions while the other 11% were regulated by FERC. Alliant Energy realized 53%, 41%, 3% and 3% of its 2001 gas utility revenues in Iowa, Wisconsin, Minnesota and Illinois, respectively.

IESU realized 100% of its 2001 electric and gas utility revenues in Iowa. Approximately 94% of the 2001 electric revenues were regulated by the IUB while the other 6% were regulated by FERC. WP&L realized 98% of its 2001 electric utility revenues in Wisconsin and 2% in Illinois. Approximately 83% of the 2001 electric revenues were regulated by the PSCW or the ICC while the other 17% were regulated by FERC. WP&L realized 97% of its 2001 gas utility revenues in Wisconsin and 3% in Illinois. IPC realized 74%, 20% and 6% of its 2001 electric utility revenues in Iowa, Minnesota and Illinois, respectively. Approximately 96% of the 2001 electric revenues were regulated by the respective state commissions while the other 4% were regulated by FERC. IPC realized 66%, 24% and 10% of its 2001 gas utility revenues in Iowa, Minnesota and Illinois, respectively.

1)  ELECTRIC UTILITY OPERATIONS
General - The utilities provide electric service in Iowa, southern and central Wisconsin, northern and northwestern Illinois and southern Minnesota. The number of electric customers and communities served by each utility at December 31, 2001 was as follows:

              Retail Customers     Wholesale Customers        Other Customers       Communities Served
              -----------------   -----------------------   --------------------   ----------------------
IESU                348,701                5                         444                    525
WP&L                419,643               29                       1,936                    600
IPC                 167,775                9                         901                    234
              -----------------   -----------------------   --------------------   ----------------------
                    936,119               43                        3,281                  1,359
              =================   =======================   ====================   ======================


2001 electric utility operations accounted for 74%, 78% and 83% of operating revenues and 92%, 97% and 95% of operating income for IESU, WP&L and IPC, respectively.

Electric sales are seasonal to some extent with the annual peak normally occurring in the summer months. In 2001, the maximum peak hour demands for IESU, WP&L and IPC were 2,144 MW on August 1, 2001; 2,696 MW on July 31, 2001; and 1,015 MW on July 31, 2001, respectively. In 2001, the maximum peak hour demand for Alliant Energy was 5,677 MW on July 31, 2001, which was the coincident peak of the entire Alliant Energy system.

IP&L maintains and operates transmission and substation facilities connecting with its high voltage transmission systems pursuant to a non-cancelable operation agreement (the Operating Agreement) with CIPCO. The Operating Agreement, which will terminate on December 31, 2035, provides for the joint use of certain transmission facilities of IP&L and CIPCO. Alliant Energy has transmission interconnections at various locations with eight other transmission owning utilities in the Midwest. These interconnections enhance the overall reliability of the Alliant Energy transmission system and provide access to multiple sources of economic and emergency power and energy.

IP&L and WP&L are members of the MAIN reliability region which is one of the ten regional members of NERC. Each regional member of NERC is responsible for maintaining reliability in its area through coordination of planning and operations.

Refer to "Utility Industry Review" in Item 7 MD&A for additional information regarding Alliant Energy's transmission business. Refer to Item 2 Properties for additional information regarding electric facilities.

Fuel - Refer to the Electric Operating Information tables for details on the sources of electric energy for Alliant Energy, IESU and WP&L from 1997 to 2001. The average cost of fuel per million Btu's used for electric generation was as follows:

                     Nuclear         Coal        All Fuels
                   ------------- -------------  ------------
IESU     - 2001      $0.608         $0.926        $0.979
         - 2000       0.594          0.925         0.953
         - 1999       0.581          0.899         0.914

WP&L     - 2001       0.423          1.146         1.158
         - 2000       0.424          1.152         1.115
         - 1999       0.431          1.144         1.034


IPC      - 2001        N/A           1.091         1.194
         - 2000        N/A           1.062         1.146
         - 1999        N/A           1.273         1.320


Coal - Alliant Energy, through its subsidiaries (Corporate Services, IESU, WP&L and IPC), has entered into contracts with different suppliers to ensure that a specified supply of coal is available at known prices for the respective utilities for calendar years 2002 through 2006. These contracts, in combination with existing agreements, provide for a portfolio of coal supplies that cover approximately 98%, 77%, 44%, 27% and 6% of the total utilities' estimated coal supply needs for the years 2002 through 2006, respectively. Management believes this portfolio of coal supplies represents a reasonable balance between the risks of insufficient supplies and those associated with larger open positions subject to price volatility in the coal markets. Remaining coal requirements will be met from either future contracts or purchases in the spot market.

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

Average fossil fuel costs are expected to increase in the future due to price/rate structures and adjustment provisions in existing coal and transportation contracts and recent coal market trends. Most existing coal contracts with terms of greater than one year have fixed future year prices that reflect recent upward market trends. WP&L has a coal contract with a price adjustment provision based on changes in various indices (e.g. U.S. Department of Labor Statistics Producer Price Indices and Consumer Price Indices) and changes in mine labor agreements. Other factors which may impact coal prices are related to changes in various associated laws and regulations. Rate adjustment provisions in transportation contracts are primarily based on changes in the Rail Cost Adjustment Factor as published by the STB (refer to "Utility Industry Review - Rates and Regulatory Matters - WP&L" in Item 7 MD&A for information regarding a rate case with the STB). In addition, fuel sulfur restrictions and other environmental limitations have increased significantly and will likely further increase the difficulty and cost of obtaining adequate coal supplies. Refer to Note 1(j) for discussion of the utilities' rate recovery of fuel costs, Note 10(a) for information on coal derivatives and Note 11(b) for details relating to coal purchase commitments in the "Notes to Consolidated Financial Statements" in Item 8.

Purchased-Power - During 2001, approximately 24%, 29% and 30% of IESU's, WP&L's and IPC's total MWh requirements, respectively, were met through purchased-power. Refer to Notes 3 and 11(b) of the "Notes to Consolidated Financial Statements" in Item 8 for details relating to purchased-power commitments.

Nuclear - Alliant Energy owns interests in two nuclear facilities, Kewaunee and DAEC. Kewaunee, a 532 MW (net capacity) pressurized water reactor plant, is operated by the NMC under contract to WPSC and is jointly owned by WPSC (59%) and WP&L (41%). In September 2001, WPSC acquired MG&E's 17.8% share of Kewaunee. WPSC and WP&L are responsible for the decommissioning of the plant. The Kewaunee operating license expires in 2013. DAEC, a 580 MW (net capacity) boiling water reactor plant, is operated by the NMC under contract to IP&L which has a 70% ownership interest in the plant. In November 2001, the net capacity of DAEC was increased from 535 MW to 580 MW as a result of modifications to the plant. The DAEC operating license expires in 2014.

Alliant Energy Nuclear LLC, a non-utility subsidiary of Alliant Energy, has a 20% ownership interest in the NMC. The purpose of the NMC is to consolidate operation of the nuclear plants owned by the NMC partners and to provide similar capability for other nuclear plant operators and owners. Consolidation of operation is expected to sustain long-term safety, optimize reliability and improve the operational performance of the nuclear generating plants. The NMC currently operates eight nuclear generating units at six sites. The NMC partners continue to individually own their plants through their utility subsidiaries, are entitled to energy generated at the plants and retain the financial obligations for the safe operation, maintenance and decommissioning of the plants.

As co-owners of nuclear generating units, IP&L and WP&L are subject to the jurisdiction of the NRC. The NRC has broad supervisory and regulatory jurisdiction over the construction and operation of nuclear reactors, particularly with regard to public health, safety and environmental considerations. The operation and design of nuclear power plants is under constant review by the NRC. IP&L's and WP&L's anticipated nuclear-related construction expenditures for 2002-2006 are approximately $54 million and $16 million, respectively. Refer to "Utility Industry Review - Rates and Regulatory Matters - WP&L" in Item 7 MD&A for additional information regarding the operations of Kewaunee.

In December 2001, a scheduled outage for refueling and steam generator replacement was completed at Kewaunee. The total cost of replacing the steam generators was approximately $121 million, with WP&L's share of the cost being approximately $50 million. The remaining depreciable life of Kewaunee, of which WP&L is a co-owner, is based on the PSCW approved revised end-of-life of 2010.

On February 25, 2002, the NRC issued an order to all licensees formalizing their requirements for additional security resulting from the September 11, 2001 terrorist attack on the U.S. Prior to this order, the additional security measures were voluntary based on NRC guidance. The NMC, as operator of DAEC and Kewaunee, responded to the NRC and will have the additional security measures fully implemented by August 31, 2002. The issue of cost recovery for DAEC will be addressed in IP&L's future base rate case proceedings. In December 2001, the PSCW authorized WP&L to defer incremental costs for security measures and insurance premiums related to the September 11, 2001 terrorist attacks. WP&L began deferring the increased costs in December 2001 and the issue of cost recovery will be addressed in WP&L's future base rate case proceedings.

Public liability for nuclear accidents is governed by the Price-Anderson Act of 1988 as amended (Act), which sets a statutory limit of $9.5 billion for liability to the public for a single nuclear power plant incident and requires nuclear power plant operators to provide financial protection for this amount. As required, IP&L provides this financial protection for a nuclear incident at DAEC through a combination of liability insurance
($200 million) and industry-wide retrospective payment plans ($9.3 billion). Under the industry-wide plan, each operating licensed nuclear reactor in the U.S. is subject to an assessment in the event of a nuclear incident at any nuclear plant in the U.S. The owners of DAEC could be assessed a maximum of $88.1 million per nuclear incident, with a maximum of $10 million per incident per year (of which IP&L's 70% ownership portion would be approximately $61.7 million and $7 million, respectively) if losses relating to the incident exceeded $200 million. These limits are subject to adjustments for changes in the number of participants and inflation in future years. Similarly, WP&L, as a 41% owner of Kewaunee, is subject to an overall assessment of approximately $36.1 million per incident, not to exceed $4.1 million payable in any given year. The Act expires on August 1, 2002. Currently there is legislation in Congress that includes extensions of the Act, increasing the statutory limit for liability to the public for a single nuclear power plant incident and increasing the maximum annual assessment per incident.

IP&L and WP&L are members of NEIL, which provides $1.5 billion of insurance coverage for DAEC and $1.8 billion for Kewaunee on certain property losses for property damage, decontamination and premature decommissioning. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair and premature decommissioning. NEIL also provides separate coverage for additional expenses incurred during certain outages. Owners of nuclear generating stations insured through NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. NEIL's accumulated reserve funds are currently sufficient to more than cover its exposure in the event of a single incident under the primary and excess property damage or additional expense coverages. However, IP&L could be assessed annually a maximum of $2.9 million for NEIL primary property, $3.2 million for NEIL excess property and $2.4 million for NEIL additional expenses if losses exceed the accumulated reserve funds. WP&L could be assessed annually a maximum of $1.7 million for NEIL primary property, $3.4 million for NEIL excess property and $1.0 million for NEIL additional expense coverage. IP&L and WP&L are not currently aware of any losses that they believe are likely to result in an assessment.

In the event of a catastrophic loss at Kewaunee or DAEC, the amount of insurance available may not be adequate to cover property damage, decontamination and premature decommissioning. Uninsured losses, to the extent not recovered through rates, would be borne by WP&L or IP&L, as the case may be, and could have a material adverse effect on those entities' financial condition and results of operations.

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

The Nuclear Waste Policy Act of 1982 also assigned responsibility for interim storage of spent nuclear fuel to generators of such spent nuclear fuel, such as IP&L and WP&L. In accordance with this responsibility, IP&L and WP&L have been and will continue storing spent nuclear fuel on site at DAEC and Kewaunee, respectively, since plant operations began and until removal of all spent nuclear fuel by the DOE to its permanent repository occurs. Interim storage activities at reactor sites, regardless of DOE delays, will extend after final reactor shutdown. Planning has begun for construction of a dry cask storage facility by IP&L at DAEC to provide assurance that both the operating and post-shutdown storage needs are satisfied. Including minor modifications completed in 2001, Kewaunee has sufficient fuel storage capacity to store all of the fuel it will generate through the end of the NRC license life in 2013, however, no decisions have been made concerning post-shutdown storage needs.

The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandates that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The States of Iowa and Wisconsin are members of the six-state Midwest Interstate Low-Level Radioactive Waste Compact (Compact) which is responsible for development of any new disposal capability within the Compact member states. In 1997, the Compact commissioners voted to discontinue work on a proposed waste disposal facility in the State of Ohio because the expected cost of such a facility was comparably higher than other options currently available. Dwindling waste volumes due to increased operational efficiencies at nuclear facilities and continued access to existing disposal facilities were also reasons cited for the decision. Disposal facilities located near Barnwell, South Carolina and Clive, Utah continue to accept the low-level waste and IP&L and WP&L currently ship the waste each produces to such sites, thereby minimizing the amount of low-level waste stored on-site. Given technological advances, waste compaction and the reduction in the amount of waste generated, DAEC and Kewaunee each have on-site storage capability sufficient to store low-level waste expected to be generated over at least the next ten years. While Alliant Energy is unable to predict how long these facilities will continue to accept its waste, continuing access to these facilities expands Alliant Energy's on-site storage capability indefinitely.

WPSC purchases uranium concentrates, conversion services, enrichment services, and fabrication services for nuclear fuel assemblies at Kewaunee. New fuel assemblies replace used assemblies that are removed from the reactor every 18 months and placed in storage at the plant site pending removal by the DOE. Uranium concentrates, conversion services, and enrichment services are purchased at spot market prices, through a bid process, or using existing contracts. Conversion services are complete for the nuclear fuel reload scheduled in 2003. WPSC has contracted for a fixed quantity of enrichment services through the year 2004. Additional enrichment services will be acquired under an existing contract or by purchases on the spot market. WPSC has contracted for fuel fabrication services for the next six reloads. The NMC's uranium inventory policy is to maintain sufficient inventory for up to two reloads of fuel. At December 31, 2001, approximately 563,000 pounds of yellowcake (a processed form of uranium ore) or its equivalent were held in inventory for the plant. Each refueling requires approximately 450,000 pounds of yellowcake. In 2002, approximately 350,000 pounds of yellowcake will be acquired to meet the requirements of the inventory policy.

A contract for enrichment services and enriched uranium product for DAEC with the U.S. Enrichment Corporation was effective through September 2001 and has been extended through the next delivery date, which is expected to be November 2002. Fabrication of the nuclear fuel is being performed by General Electric Company for fuel through the 2011 refueling of DAEC. IP&L believes that an ample supply of uranium and enrichment services will be available in the future and intends to purchase such uranium and enrichment services as necessary on the spot market and/or via medium length (less than five years) contracts to supplement its current contracts and meet its generation requirements.

Additional discussions of various other nuclear issues relating to Kewaunee and DAEC are included in Notes 1, 3, 9, 10(c), 11(e), 11(f) and 12 of the "Notes to Consolidated Financial Statements" in Item 8.

Power Supply - Wisconsin enacted electric reliability legislation in 1998 (Wisconsin Reliability Act) with the goal of assuring reliable electric energy for Wisconsin. The law allows the construction of merchant power plants in the state and streamlines the regulatory approval process for building new generation and transmission facilities. The PSCW is authorized to order construction of new transmission facilities, based on the findings of its regional transmission constraint study, through December 31, 2004. In October 2001, the PSCW approved the construction of a 345 KV transmission line which will improve transmission import capabilities in Wisconsin. WP&L notes that it may take time for new transmission and power plant projects to be approved and built in Wisconsin.

In 2000, WP&L and Calpine announced an agreement whereby Calpine would build, own and operate a 600 MW natural gas-fired power plant in Wisconsin at WP&L's Rock River plant. WP&L has entered into a purchased-power agreement for 453 MW of the new plant's output. The plant's full output (including simple-cycle and combined-cycle) is anticipated to be available in 2004. The construction of the facility is expected to assist WP&L in meeting its growing demands for electricity, to place a greater reliance on generation physically located in Wisconsin versus power purchased from outside of Wisconsin and to help WP&L maintain the required 18 percent reserve margin in Wisconsin.

The Iowa Legislature passed a bill in 2001 to encourage construction of new generating facilities in Iowa.

In Wisconsin, the PSCW hired a consultant to perform a market power analysis for Wisconsin and the Upper Peninsula of Michigan electric markets. In December 2000, the PSCW issued a report indicating the study "provides a useful starting point for the analysis of potential horizontal market power problems in Wisconsin." The PSCW stated that complete and immediate wholesale and retail deregulation as simulated in the study is not in the public interest at this time, especially in light of the developments in California. The PSCW also stated that more transmission is needed and contracts between generators and customers may be an effective form of market power mitigation and that horizontal market power issues are a complex subject that will require further study before actions to mitigate market power are considered. Finally, the PSCW indicated that the primary focus should be on taking the necessary steps to add new infrastructure to ensure continued electric system reliability and low electricity rates in Wisconsin.

In 2001, Alliant Energy's subsidiaries announced their interest in developing new electric generation capacity in Iowa and Wisconsin over the next 10 years with an estimated investment of $2.5 billion. IESU announced a willingness to develop up to 1,200 MW of new electric generation over the next 10 years. Currently, Alliant Energy's Power Iowa plan includes adding 500 MW of natural gas-fired generation by 2004 (approximately 300 MW of this could be available by the summer of 2003 in the form of simple-cycle generating capacity), 100 MW of additional renewable generating capacity between 2002 and 2003, 600 MW of coal-fired generation by 2007 and increases in energy efficiency through energy conservation and process improvements at various commercial and industrial customer locations. In Wisconsin, WP&L announced plans to develop up to 800 MW of new electric generation over the next 10 years. The Wisconsin plans include the addition of 500 MW of coal-fired and 100 MW of natural gas-fired generation by 2006 and an additional 200 MW of combined-cycle gas generation by 2011. Both the Iowa and Wisconsin proposals are subject to various conditions, including the receipt of applicable regulatory approval and the receipt of a reasonable return on investment. It is also uncertain whether Alliant Energy would own the generating plants or purchase the power from plants that were owned by an independent entity.

While Alliant Energy currently expects to meet utility customer demands in 2002, unanticipated reliability issues could still arise in the event of unexpected power plant outages, transmission system outages or extended periods of extremely hot weather.

Refer to "Utility Industry Review" and "Liquidity and Capital Resources - Construction and Acquisition Expenditures" in Item 7 MD&A for additional information.

Electric Environmental Matters - Alliant Energy is regulated in environmental matters by a number of federal, state and local agencies. Such regulations are the result of a number of environmental laws passed by the U.S. Congress, state legislatures and local governments and enforced by federal, state and local agencies. The laws impacting Alliant Energy's operations include, but are not limited to, the Safe Drinking Water Act; Clean Water Act; CAA, as amended by the CAA Amendments of 1990; National Environmental Policy Act; Toxic Substances Control Act; Emergency Planning and Community Right-to-Know Act; Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986; Nuclear Waste Policy Act of 1982; Occupational Safety and Health Act; and NEPA. Alliant Energy regularly obtains federal, state and local permits to assure compliance with the environmental protection laws and regulations. Costs associated with such compliance have increased in recent years and are expected to increase moderately in the future.

WP&L was notified by the EPA that it was a PRP with respect to the MIG/DeWane Landfill Superfund Site. WP&L was in an alternate dispute resolution process to allocate liability associated with the investigation and remediation of the site. WP&L has reached a tentative agreement in principle, resolving its liability for this site, and has recorded the necessary provision for such liability on its financial statements at December 31, 2001. IPC was notified by the EPA that it was a PRP with respect to the Missouri Electric Works, Inc. (MEW) site in Cape Girardeau, Missouri. IPC was served with a complaint filed by the MEW Site Trust Fund; has reached a tentative agreement in principle, resolving the allegations contained in the complaint; and has recorded the necessary provision for such liability on its financial statements at December 31, 2001.

Refer to "Nuclear," "Liquidity and Capital Resources - Environmental" in Item 7 MD&A and Note 11(e) of the "Notes to Consolidated Financial Statements" in
Item 8 for further discussion of electric environmental matters.

Alliant Energy Corporation

------------------------------------------------------------------------------------------------------------------------------------
Electric Operating Information (Utility Only)                       2001          2000          1999           1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                                  $599,074      $567,283      $541,714       $532,676      $521,574
     Commercial                                                    373,145       349,019       329,487        317,704       307,941
     Industrial                                                    543,471       501,155       476,140        477,241       455,912
                                                            ------------------------------------------------------------------------
       Total from ultimate customers                             1,515,690     1,417,457     1,347,341      1,327,621     1,285,427
     Sales for resale                                              184,507       173,148       155,801        199,128       192,346
     Other                                                          56,359        57,431        45,796         40,693        37,980
                                                            ------------------------------------------------------------------------
       Total                                                    $1,756,556    $1,648,036    $1,548,938     $1,567,442    $1,515,753
                                                            ========================================================================
------------------------------------------------------------------------------------------------------------------------------------
Electric Sales (000s MWh):
     Residential                                                     7,344         7,161         7,024          6,826         6,851
     Commercial                                                      5,464         5,364         5,260          4,943         4,844
     Industrial                                                     12,469        13,092        13,036         12,718        12,320
                                                            ------------------------------------------------------------------------
       Total from ultimate customers                                25,277        25,617        25,320         24,487        24,015
     Sales for resale                                                4,936         4,906         5,566          7,189         6,768
     Other                                                             168           174           162            158           161
                                                            ------------------------------------------------------------------------
       Total                                                        30,381        30,697        31,048         31,834        30,944
                                                            ========================================================================
------------------------------------------------------------------------------------------------------------------------------------
Customers (End of Period):
     Residential                                                   807,754       799,603       790,669        781,127       772,100
     Commercial                                                    125,539       123,833       122,509        121,027       119,463
     Industrial                                                      2,826         2,773         2,730          2,618         2,555
     Other                                                           3,324         3,316         3,282          3,267         3,281
                                                            ------------------------------------------------------------------------
       Total                                                       939,443       929,525       919,190        908,039       897,399
                                                            ========================================================================
------------------------------------------------------------------------------------------------------------------------------------
Other Selected Electric Data:
     Maximum peak hour demand (MW)                                   5,677         5,397         5,233          5,228         5,045
     Sources of electric energy (000s MWh):
          Coal and gas                                              18,662        19,139        19,078         19,119        17,423
          Purchased power                                            8,727         8,058         8,619         10,033        10,660
          Nuclear                                                    4,116         4,675         4,362          4,201         3,874
          Other                                                        452           427           528            504           565
                                                            ------------------------------------------------------------------------
            Total                                                   31,957        32,299        32,587         33,857        32,522
                                                            ========================================================================

     Revenue per KWh from ultimate customers (cents)                  6.00          5.53          5.32           5.42          5.35
------------------------------------------------------------------------------------------------------------------------------------


IES Utilities Inc.

------------------------------------------------------------------------------------------------------------------------------------
Electric Operating Information                                     2001          2000          1999           1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                                  $248,271      $236,084      $230,422      $232,662       $227,496
     Commercial                                                    194,187       182,068       176,251       168,672        162,626
     Industrial                                                    201,430       188,734       181,740       181,369        177,890
                                                            ------------------------------------------------------------------------
       Total from ultimate customers                               643,888       606,886       588,413       582,703        568,012
     Sales for resale                                               42,331        31,046        28,479        45,453         25,719
     Other                                                          14,707        13,527        11,058        11,267         10,539
                                                            ------------------------------------------------------------------------
       Total                                                      $700,926      $651,459      $627,950      $639,423       $604,270
                                                            ========================================================================
------------------------------------------------------------------------------------------------------------------------------------
Electric Sales (000s MWh):
     Residential                                                     2,801         2,742         2,685         2,661          2,682
     Commercial                                                      2,747         2,701         2,658         2,465          2,378
     Industrial                                                      4,809         5,053         5,072         4,872          4,743
                                                            ------------------------------------------------------------------------
       Total from ultimate customers                                10,357        10,496        10,415         9,998          9,803
     Sales for resale                                                1,075         1,044         1,392         1,763            794
     Other                                                              38            40            40            42             43
                                                            ------------------------------------------------------------------------
       Total                                                        11,470        11,580        11,847        11,803         10,640
                                                            ========================================================================
------------------------------------------------------------------------------------------------------------------------------------
Customers (End of Period):
     Residential                                                   297,094       295,747       293,433       290,348        288,387
     Commercial                                                     50,921        50,498        49,952        49,489         48,962
     Industrial                                                        686           706           715           705            711
     Other                                                             449           448           449           479            442
                                                            ------------------------------------------------------------------------
       Total                                                       349,150       347,399       344,549       341,021        338,502
                                                            ========================================================================
------------------------------------------------------------------------------------------------------------------------------------
Other Selected Electric Data:
     Maximum peak hour demand (MW)                                   2,144         2,067         1,990         1,965          1,854
     Sources of electric energy (000s MWh):
          Coal and gas                                               6,316         6,675         6,543         6,417          5,499
          Purchased power                                            2,874         2,243         3,104         3,385          2,789
          Nuclear                                                    2,697         3,117         2,548         2,682          2,904
          Other                                                        163           172           226           199            164
                                                            ------------------------------------------------------------------------
            Total                                                   12,050        12,207        12,421        12,683         11,356
                                                            ========================================================================

     Revenue per KWh from ultimate customers (cents)                  6.22          5.78          5.65          5.83           5.79
------------------------------------------------------------------------------------------------------------------------------------


Wisconsin Power and Light Company

------------------------------------------------------------------------------------------------------------------------------------
Electric Operating Information                                   2001          2000           1999           1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                                  $248,128      $229,668       $213,496     $198,770       $199,633
     Commercial                                                    138,269       127,199        116,947      108,724        107,132
     Industrial                                                    207,791       190,085        171,118      162,771        152,073
                                                            ------------------------------------------------------------------------
       Total from ultimate customers                               594,188       546,952        501,561      470,265        458,838
     Sales for resale                                              131,187       115,715        102,751      128,536        160,917
     Other                                                          28,075        29,524         22,295       15,903         14,388
                                                            ------------------------------------------------------------------------
       Total                                                      $753,450      $692,191       $626,607     $614,704       $634,143
                                                            ========================================================================
------------------------------------------------------------------------------------------------------------------------------------
Electric Sales (000s MWh):
     Residential                                                     3,318         3,151          3,111        2,964          2,974
     Commercial                                                      2,122         2,031          1,980        1,898          1,878
     Industrial                                                      4,538         4,688          4,570        4,493          4,256
                                                            ------------------------------------------------------------------------
       Total from ultimate customers                                 9,978         9,870          9,661        9,355          9,108
     Sales for resale                                                3,524         3,228          3,252        4,492          5,824
     Other                                                              61            63             54           59             60
                                                            ------------------------------------------------------------------------
       Total                                                        13,563        13,161         12,967       13,906         14,992
                                                            ========================================================================
------------------------------------------------------------------------------------------------------------------------------------
Customers (End of Period):
     Residential                                                   368,246       362,178        355,691      350,334        343,637
     Commercial                                                     50,407        49,350         48,696       47,857         46,823
     Industrial                                                        990           974            947          909            855
     Other                                                           1,965         1,923          1,893        1,860          1,875
                                                            ------------------------------------------------------------------------
       Total                                                       421,608       414,425        407,227      400,960        393,190
                                                            ========================================================================
------------------------------------------------------------------------------------------------------------------------------------
Other Selected Electric Data:
     Maximum peak hour demand (MW)                                   2,696         2,508          2,397        2,292          2,253
     Sources of electric energy (000s MWh):
          Coal and gas                                               8,319         8,074          8,186        8,916          8,587
          Purchased power                                            4,132         4,017          3,436        3,923          5,744
          Nuclear                                                    1,419         1,558          1,814        1,519            970
          Other                                                        281           248            288          288            355
                                                            ------------------------------------------------------------------------
            Total                                                   14,151        13,897         13,724       14,646         15,656
                                                            ========================================================================

     Revenue per KWh from ultimate customers (cents)                  5.95          5.54           5.19         5.03           5.04
------------------------------------------------------------------------------------------------------------------------------------


2)  GAS UTILITY OPERATIONS
The utilities provide gas service in Iowa, southern and central Wisconsin, northern and northwestern Illinois and southern Minnesota. The number of gas customers and communities served by each utility at December 31, 2001 was as follows:

                                      Transportation and
                 Retail Customers       Other Customers        Communities Served
                -------------------  ----------------------  -----------------------
IESU                 182,723                 151                     212
WP&L                 166,706                 503                     233
IPC                   50,432                  62                      41
                -------------------  ----------------------  -----------------------
                     399,861                 716                     486
                ===================  ======================  =======================


2001 gas utility operations accounted for 23%, 21% and 17% of operating revenues and 4%, 2% and 5% of operating income for IESU, WP&L and IPC, respectively. These operations include providing gas services to retail and transportation customers.

In providing gas commodity service to retail customers, Corporate Services administers a diversified portfolio of transportation and storage contracts on behalf of each of the three utilities. Transportation contracts with NNG, NGPL and ANR allow access to gas supplies located in the U.S. and Canada. Non-traditional arrangements provide the utilities with gas delivered directly to their service territories. The maximum daily delivery capacity of the individual utilities for 2001 was as follows (in Dths):

                  NNG              NGPL                ANR            Non-Traditional         Total
            ---------------    --------------     ---------------    -----------------    ---------------
IESU            143,996            63,014              61,737             15,000              283,747
WP&L             75,056              --               146,467             54,400              275,923
IPC              54,395            24,918               --                 5,000               84,313


IP&L and WP&L maintain purchase agreements with over 40 suppliers of natural gas from all gas producing regions of the U.S. and Canada. The majority of the gas supply contracts are for terms of six months or less, with the remaining supply contracts having terms up to two years. The utilities' gas supply commitments are index-based.

In addition to sales of natural gas to retail customers, IP&L and WP&L provide transportation service to commercial and industrial customers by moving customer-owned gas through their distribution systems to the customers' meter. Revenues are collected for this service pursuant to transportation tariffs.

The gas sales of the utility subsidiaries follow a seasonal pattern. There is an annual base load of gas used for cooking, heating and other purposes, with a large heating peak occurring during the winter season. Natural gas obtained from producers, marketers and brokers, as well as gas in storage, is utilized to meet the peak heating season requirements. Storage contracts allow the utilities to purchase gas in the summer, store the gas in underground storage fields and deliver it in the winter. Gas storage met approximately 21%, 10% and 16% of IESU's, WP&L's and IPC's annual gas requirements in 2001, respectively.

Refer to Note 1(j) for information relating to utility natural gas cost recovery, Note 10(a) for information on natural gas derivatives and Note 11(b) for discussion of natural gas commitments in the "Notes to Consolidated Financial Statements" in Item 8.

Gas Environmental Matters - Refer to Note 11(e) of the "Notes to Consolidated Financial Statements" in Item 8 for discussion of gas environmental matters.

Alliant Energy Corporation

------------------------------------------------------------------------------------------------------------------------------------
Gas Operating Information (Utility Only)                                  2001          2000         1999        1998         1997
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                                        $270,248      $245,697     $185,090    $175,603    $225,542
     Commercial                                                          141,121       127,104       89,118      85,842     115,858
     Industrial                                                           31,262        27,752       21,855      20,204      27,393
     Transportation/other                                                 45,246        14,395       18,256      13,941      25,114
                                                                   -----------------------------------------------------------------
       Total                                                            $487,877      $414,948     $314,319    $295,590    $393,907
                                                                   =================================================================
------------------------------------------------------------------------------------------------------------------------------------
Gas Sales (000s Dths):
     Residential                                                          29,580        32,026       30,309      28,378      33,894
     Commercial                                                           18,055        19,696       18,349      17,760      21,142
     Industrial                                                            5,344         5,350        5,963       5,507       6,217
     Transportation/other                                                 48,539        43,931       46,954      52,389      56,719
                                                                   -----------------------------------------------------------------
       Total                                                             101,518       101,003      101,575     104,034     117,972
                                                                   =================================================================
------------------------------------------------------------------------------------------------------------------------------------
Customers at End of Period (Excluding Transportation/Other):
     Residential                                                         353,430       351,990      347,533     342,586     337,956
     Commercial                                                           45,480        44,654       44,289      43,825      43,316
     Industrial                                                              951           953        1,037         982         963
                                                                   -----------------------------------------------------------------
       Total                                                             399,861       397,597      392,859     387,393     382,235
                                                                   =================================================================
------------------------------------------------------------------------------------------------------------------------------------
Other Selected Gas Data:
     Revenue per Dth sold (excluding transportation/other)                 $8.35         $7.02        $5.42       $5.45       $6.02
     Purchased gas costs per Dth sold (excluding transportation/other)     $6.31         $4.88        $3.30       $3.22       $4.23
------------------------------------------------------------------------------------------------------------------------------------

IES Utilities Inc.

------------------------------------------------------------------------------------------------------------------------------------
Gas Operating Information                                            2001          2000          1999         1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                                      $126,833      $117,132      $88,302     $86,821      $110,663
     Commercial                                                         65,029        57,671       40,459      39,928        54,383
     Industrial                                                         17,814        15,377       11,543      10,422        13,961
     Transportation/other                                               10,593         6,001        5,521       4,108         4,510
                                                                 -------------------------------------------------------------------
       Total                                                          $220,269      $196,181     $145,825    $141,279      $183,517
                                                                 ===================================================================
------------------------------------------------------------------------------------------------------------------------------------
Gas Sales (000s Dths):
     Residential                                                        13,888        14,829       13,778      13,803        16,317
     Commercial                                                          8,341         8,753        8,077       8,272         9,602
     Industrial                                                          3,423         3,063        3,291       3,089         3,318
     Transportation/other                                               10,609        10,061       10,236      11,316        10,321
                                                                 -------------------------------------------------------------------
       Total                                                            36,261        36,706       35,382      36,480        39,558
                                                                 ===================================================================
------------------------------------------------------------------------------------------------------------------------------------
Customers at End of Period (Excluding Transportation/Other):
     Residential                                                       160,015       160,357      158,705     157,135       155,859
     Commercial                                                         22,344        21,751       21,661      21,530        21,431
     Industrial                                                            364           365          383         398           399
                                                                 -------------------------------------------------------------------
       Total                                                           182,723       182,473      180,749     179,063       177,689
                                                                 ===================================================================
------------------------------------------------------------------------------------------------------------------------------------
Other Selected Gas Data:
     Revenue per Dth sold (excluding transportation/other)               $8.17         $7.14        $5.58       $5.45         $6.12
     Purchased gas cost per Dth sold (excluding transportation/other)    $6.21         $5.12        $3.51       $3.36         $4.33
------------------------------------------------------------------------------------------------------------------------------------

Wisconsin Power and Light Company

------------------------------------------------------------------------------------------------------------------------------------
Gas Operating Information                                               2001          2000          1999         1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                                      $107,673       $96,204      $69,662     $65,173       $84,513
     Commercial                                                         58,658        54,512       35,570      33,898        45,456
     Industrial                                                          8,907         8,581        6,077       5,896         8,378
     Transportation/other                                               31,625         5,855        9,461       6,770        17,536
                                                                 -------------------------------------------------------------------
       Total                                                          $206,863      $165,152     $120,770    $111,737      $155,883
                                                                 ===================================================================
------------------------------------------------------------------------------------------------------------------------------------
Gas Sales (000s Dths):
     Residential                                                        11,754        12,769       12,070      10,936        12,770
     Commercial                                                          7,572         8,595        7,771       7,285         8,592
     Industrial                                                          1,197         1,476        1,520       1,422         1,714
     Transportation/other                                               16,866        13,680       13,237      12,948        17,595
                                                                 -------------------------------------------------------------------
       Total                                                            37,389        36,520       34,598      32,591        40,671
                                                                 ===================================================================
------------------------------------------------------------------------------------------------------------------------------------
Customers at End of Period (Excluding Transportation/Other):
     Residential                                                       148,365       146,690      144,015     141,065       137,827
     Commercial                                                         17,831        17,583       17,380      17,058        16,653
     Industrial                                                            510           513          576         506           488
                                                                 -------------------------------------------------------------------
       Total                                                           166,706       164,786      161,971     158,629       154,968
                                                                 ===================================================================
------------------------------------------------------------------------------------------------------------------------------------
Other Selected Gas Data:
     Revenue per Dth sold (excluding transportation/other)               $8.54         $6.97        $5.21       $5.34         $6.00
     Purchased gas cost per Dth sold (excluding transportation/other)    $6.47         $4.69        $3.00       $3.13         $4.30
------------------------------------------------------------------------------------------------------------------------------------


D. INFORMATION RELATING TO NON-REGULATED OPERATIONS
Resources is key to Alliant Energy's plan to increase shareowner value by growing the non-regulated side of its business through partnerships and investments in generation projects, oil and gas investments, international markets and other strategic initiatives. Resources strives to provide growth through a diverse portfolio of businesses that function in different geographic areas and business disciplines. This diversity helps to minimize the risks of a downturn in any one market. Resources manages its wholly-owned subsidiaries and additional investments through distinct platforms: Investments, Non-regulated Generation and Trading, International, Integrated Services, Energy Technologies and Mass Marketing. There was no single customer whose revenues were ten percent or more of Resources' consolidated revenues.

Investments - invests in businesses supporting Alliant Energy's strategic focus. Investments is a holding company whose primary wholly-owned subsidiaries include Heartland Properties, Inc. (HPI) and Iowa Land and Building Company (Iowa Land). HPI is responsible for performing asset management and facilitating the development and financing of high quality, affordable housing in Alliant Energy's utility service territory.
Investments and HPI have an ownership interest in approximately 87 such properties. Capital Square provides mortgage-banking services to facilitate HPI's financing efforts in the affordable housing market. Iowa Land is organized to pursue real estate and economic development activities in IP&L's service territory. Investments also has direct and indirect equity interests in various real estate ventures, primarily concentrated in Cedar Rapids, and holds other passive investments including an equity interest in McLeod.
Refer to "Other Matters - Other Future Considerations" in Item 7 MD&A and
Note 9 of Alliant Energy's "Notes to Consolidated Financial Statements" in
Item 8 for further discussion of the McLeod investment. Investments also manages other wholly-owned subsidiaries of Resources including Transportation and Whiting. Transportation is a holding company whose wholly-owned subsidiaries include the Cedar Rapids and Iowa City Railway Company (CRANDIC), IEI Barge Services, Inc. (Barge), Williams Bulk Transfer Inc. (Williams) and Transfer Services, Inc. (Transfer). CRANDIC is a short-line railway that renders freight service between Cedar Rapids and Iowa City. Barge provides barge terminal and hauling service on the Mississippi River. Williams' and Transfer's operations include transloading and storage services. Whiting, an oil and gas production company, was incorporated in Delaware in 1980. Whiting realized approximately 40% and 60% of its 2001 revenues from oil and gas, respectively. Whiting sells gas to a variety of customers including pipelines, utilities, industrial users and local distribution companies in the U.S. Whiting does not own gathering or pipeline facilities for the transportation of gas and must pay the purchasers or processors of the gas for this service. Whiting sells its oil to refiners, re-marketers and other companies in the U.S. There was no single customer whose revenues were ten percent or more of Whiting's consolidated revenues. During 2001, Whiting entered into fixed-price contracts for approximately 50 percent of its production. Whiting is faced with competition from major oil and gas companies with significant financial resources and other independent operators attempting to acquire prospective oil and gas leases, producing oil and gas properties and other mineral interests. Refer to Item 2 and Notes 13 and 14 of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8 for additional information on Whiting.

Non-regulated Generation and Trading - Resources recently formed a new subsidiary, Alliant Energy Generation, Inc., to build a portfolio of competitive generating assets across the U.S., focusing primarily on the Upper Midwest. This portfolio will be built through a combination of strategic acquisitions, partnerships and development projects. Alliant Energy will only execute non-regulated generation projects if management believes Alliant Energy's required returns on the projects can be achieved. The generation market has experienced dramatic volatility recently and Alliant Energy believes it will be better positioned by being diligent and patient in waiting for the right opportunities to build its portfolio of non-regulated generation projects. Alliant Energy and international commodity trader Cargill are partners in the joint venture Cargill-Alliant, an electricity-trading company. In an increasingly volatile market, this endeavor helps utilities, municipalities, cooperative wholesale customers and large retail customers in competitive markets reduce their electricity costs and better manage their energy risks. Additionally, Cargill-Alliant connects with another market segment by providing fuel supply management (coal, oil and natural gas), plant operations assistance and risk-management consultation. The initial term of the electricity-trading joint venture expires in October 2002. Discussions between Alliant Energy and Cargill are underway as to the future plans for the venture. Refer to "Other Matters - Other Future Considerations" in Item 7 MD&A for additional information on Cargill-Alliant and Alliant Energy's non-regulated generation project.

International - has invested in energy generation and distribution companies and projects in growing markets throughout the world. Currently, International has investments in Brazil, China, New Zealand and Australia and a loan to a development project in Mexico. International has focused on these locations because of its belief that they offer a growing demand for energy and are receptive to foreign investment. International also has developed partnerships with other entities that have intimate knowledge of each local market's business trends and customs. Refer to Note 9 of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8 for additional information related to Alliant Energy's investments in foreign entities.

Integrated Services - provides a wide range of energy and environmental services for commercial, industrial and institutional customers. Services under
the  Integrated Services umbrella  include  energy   infrastructure,   energy
procurement, environmental engineering and construction management, energy planning, and gas management. Integrated Services is a holding company for Cogenex Corporation (Cogenex), Energy Performance Services, Inc. (Energy Performance), Industrial Energy Applications, Inc. (IEA), Heartland Energy Group, Inc. (HEG), RMT, Inc. (RMT), Alliant Energy Integrated Services Company - Energy Management L.L.C. (Energy Management) and Alliant Energy Integrated Services Company - Energy Solutions L.L.C.(Energy Solutions). Cogenex, Energy Performance and IEA provide business customers with on-site energy services. HEG offers commodities-based energy services primarily related to supplying natural gas and owns several natural gas and oil gathering systems in Texas. RMT is a Madison, Wisconsin based environmental and engineering consulting company that serves clients nationwide in a variety of industrial market segments. RMT specializes in consulting on solid and hazardous waste management, ground water quality protection, industrial design and hygiene engineering, and air and water pollution control. Energy Management provides energy procurement services through an Internet-based nationwide energy network. Energy Solutions provides energy consulting services to commercial, industrial and institutional customers.

Energy Technologies - Resources has invested in energy technologies by purchasing equity interests in Capstone, a microturbine producer, and a venture capital fund specializing in emerging energy-technology companies called Nth Power Technologies Fund II, LP. These ventures allow Alliant Energy to provide its customers with new technologies that are smaller in scale than more traditional generation technologies, such as microturbines, fuel cells, solar concepts and wind turbines.

Mass Marketing - focused on developing and marketing energy-related products and services that enhance customers' comfort, security and lifestyles. Key programs include a home-appliance-repair protection plan, as well as home-protection and energy-efficiency products. This division has an on-line storefront catalog business full of energy-smart products (powerhousecatalog.com). In addition, Resources holds a 95 percent interest in SmartEnergy, Inc., which is an Internet-based company that sells electricity and gas to residential customers in deregulated markets.

E.  FUTURE EARNINGS OUTLOOK

Alliant Energy currently estimates that adjusted earnings for 2002 will be in the range of $2.45 to $2.65 per diluted share. Adjusted earnings are reported (accounting principles generally accepted in the U.S.) earnings excluding non-cash SFAS 133 valuation charges related to Alliant Energy's obligation under certain 30-year exchangeable senior notes and the valuation of electricity derivatives of one of Alliant Energy's foreign affiliates (Southern Hydro). Such guidance does not reflect the impact of potential asset valuation charges (some of which may be incurred in the first quarter of 2002) or gains or losses realized from potential sales of non-strategic assets. Drivers for Alliant Energy's earnings estimates include, but are not limited to:

o Weather conditions in its domestic and international utility service territories
o Ability of its utility subsidiaries to recover their operating costs, and to earn a reasonable rate of return, in current and future rate proceedings
o  Economic development and sales growth in its utility service territories
o  Cost control and operational efficiencies in its utility operations
o Ability to recover its purchased power and fuel costs, both domestically and internationally
o Profitability of its Brazil investments as well as the continued growth in earnings from its China investments
o Improved earnings from Whiting from current levels, including the continued recovery and stability of oil and gas prices and continued successful execution of its acquisition strategy
o Continued improved profitability of its other non-regulated businesses as a whole, including the Integrated Services and Generation and Trading business units
o  Other stable business conditions, including an improving economy

Alliant Energy will likely record asset valuation charges in the first quarter of 2002 relating to the value of its McLeod, Capstone and/or Enermetrix, Inc. investments as some or all of these investments may meet the accounting definition as an other than temporary decline in value as of the end of the first quarter. Alliant Energy is currently unable to estimate what charges it may incur as it will be performing the necessary impairment analyses in early April as part of its first quarter closing process.
Alliant Energy will exclude any valuation charge related to its McLeod investment from its adjusted earnings per share as it has also excluded net income of over $40 million from sales of McLeod stock in its presentation of adjusted earnings in previous years. Alliant Energy does not plan to exclude any valuation charges it may incur related to its $10 million investments in both Capstone and Enermetrix, Inc. from adjusted earnings per share. Refer to Item 7 "Other Matters - Other Future Considerations" for details regarding these potential asset valuation charges.

Alliant Energy continues to evaluate the sale of certain non-strategic assets and it is possible that gains may be realized later in 2002 from such sales that could offset some or all of the asset valuation charges it may incur in 2002. Any proceeds from these potential asset sales could also supplement Alliant Energy's cash generated from operations and external financings as the primary sources of its future capital requirements. Also, potential sales of non-strategic assets would enable Alliant Energy to continue sharpening its strategic focus on its core business.

Alliant Energy's strategic plan includes investing in generation and other energy-related projects; better connecting with customers through enhanced service reliability, value-added products and services, and e-business initiatives; and growing the non-regulated side of its business through partnerships and acquisitions in generation projects, oil and gas investments, international markets and other strategic initiatives. Alliant Energy realized 15 and 10 percent of its adjusted earnings from its non-regulated businesses in 2001 and 2000, respectively, and its goal is to have such businesses contribute more than 25 percent of its adjusted earnings within the next three years. Alliant Energy believes that successful implementation of these strategies will contribute significantly to Alliant Energy achieving its targeted long-term annual growth rate of 7 to 10 percent in adjusted earnings.

ITEM 2.  PROPERTIES

WP&L
WP&L's principal electric generating stations at December 31, 2001, were as follows:

                    Name and Location                          Primary Fuel              2001 Summer Capability
                        of Station                                 Type                          in KWs
-----------------------------------------------------------   ---------------     --------------------------------------
    Kewaunee Nuclear Power Plant, Kewaunee, WI                 Nuclear                                    205,200   (1)

    Nelson Dewey Generating Station, Cassville, WI             Coal                     223,820
    Edgewater Generating Station #3, Sheboygan, WI             Coal                      76,750
    Edgewater Generating Station #4, Sheboygan, WI             Coal                     230,610  (2)
    Edgewater Generating Station #5, Sheboygan, WI             Coal                     307,010  (3)
    Columbia Energy Center, Portage, WI                        Coal                     496,070  (4)
                                                                                  -------------
          Total Coal                                                                                    1,334,260

    Blackhawk Generating Station, Beloit, WI                   Gas                       54,500
    Rock River Generating Station, Beloit, WI                  Gas                      153,390
    Rock River Combustion Turbine, Beloit, WI                  Gas                      159,060
    South Fond du Lac Combustion Turbine
        Units 2 and 3, Fond du Lac, WI                         Gas                      166,870
    Sheepskin Combustion Turbine, Edgerton, WI                 Gas                       38,400
                                                                                  -------------
          Total Gas                                                                                       572,220

    Kilbourn Hydro Plant, Wisconsin Dells, WI                  Hydro                      8,000
    Prairie du Sac Hydro Plant, Prairie du Sac, WI             Hydro                     17,000
    Petenwell/Castle Rock Hydro Plants,
        Wisconsin Rapids, WI                                   Hydro                      7,000  (5)
                                                                                  -------------
          Total Hydro                                                                                      32,000
                                                                                                     -------------

        Total generating capability                                                                     2,143,680
                                                                                                     =============


All KWs shown below represent the 2001 summer generating capability.

(1) Represents WP&L's 41% ownership interest in this 500,490 KW generating station, which is operated by WPSC.
(2) Represents WP&L's 68.2% ownership interest in this 338,140 KW generating station, which is operated by WP&L.
(3) Represents WP&L's 75% ownership interest in this 409,350 KW generating station, which is operated by WP&L.
(4) Represents WP&L's 46.2% ownership interest in this 1,073,750 KW generating station, which is operated by WP&L.
(5) Represents WP&L's 33.3% ownership interest in this 21,000 KW hydro plant, which is operated by Wisconsin River Power Company. In the fourth quarter of 2001, WP&L's ownership interest increased to 50%.

WP&L owns 160 substations located adjacent to the communities served, substantially all located in Wisconsin. WP&L's transmission assets were transferred to ATC in 2001. Substantially all of WP&L's facilities are suitable for their intended use and are held subject to the lien of its First Mortgage Bond indenture. Refer to "Utility Industry Review - Overview" in
Item 7 MD&A for information related to WP&L's investment in ATC.

IESU
IESU's principal electric generating stations at December 31, 2001, were as follows:

                    Name and Location                          Primary Fuel               2001 Summer Capability
                        of Station                                 Type                           in KWs
-----------------------------------------------------------   ---------------     ---------------------------------------
    Duane Arnold Energy Center, Palo, Iowa                     Nuclear                                    364,000   (1)

    Ottumwa Generating Station, Ottumwa, Iowa                  Coal                     344,380  (2)
    Prairie Creek Station, Cedar Rapids, Iowa                  Coal                     217,000
    Sutherland Station, Marshalltown, Iowa                     Coal                     139,000
    Sixth Street Station, Cedar Rapids, Iowa                   Coal                      65,000
    Burlington Generating Station, Burlington, Iowa            Coal                     214,870
    George Neal Unit 3, Sioux City, Iowa                       Coal                     144,200  (3)
                                                                                  -------------
          Total Coal                                                                                    1,124,450

    Marshalltown Combustion Turbines, Marshalltown, Iowa       Oil                      216,400
    Centerville Combustion Turbines, Centerville, Iowa         Oil                       62,000
    Diesel Stations, all in Iowa                               Oil                       12,000
                                                                                  -------------
          Total Oil                                                                                       290,400

    Grinnell Station, Grinnell, Iowa                           Gas                       30,000
    Agency Street Combustion Turbines,
        West Burlington, Iowa                                  Gas                       76,700
    Burlington Combustion Turbines, Burlington, Iowa           Gas                       68,000
    Red Cedar Combustion Turbine, Cedar Rapids, IA             Gas                       22,700
                                                                                  -------------
          Total Gas                                                                                       197,400
                                                                                                     -------------

        Total generating capability                                                                     1,976,250
                                                                                                     =============


All KWs shown below represent the 2001 summer generating capability.

(1) Represents IESU's 70% ownership interest in this 520,000 KW generating station, which is operated by IESU. In the fourth quarter of 2001, the net capacity of DAEC increased to 580,000 KW as a result of generating station modifications.
(2) Represents IESU's 48% ownership interest in this 717,460 KW generating station, which is operated by IESU.
(3) Represents IESU's 28% ownership interest in this 515,000 KW generating station, which is operated by MidAmerican Energy Company.

IESU owns 4,459 miles of electric transmission lines and 578 substations, substantially all located in Iowa. IESU's principal properties are suitable for their intended use and are held subject to liens of indentures relating to its bonds.

IPC
IPC's principal electric generating stations at December 31, 2001, were as follows:

                        Name and Location                              Primary Fuel             2001 Summer Capability
                           of Station                                      Type                         in KWs
------------------------------------------------------------------    ---------------     -----------------------------------
    Dubuque Units 2, 3 and 4, Dubuque, IA                              Coal                      78,300
    M. L. Kapp Plant Units 1 and 2, Clinton, IA                        Coal                     233,220
    Lansing Units 1, 2, 3 and 4, Lansing, IA                           Coal                     319,140
    George Neal Unit 4, Sioux City, IA                                 Coal                     138,640  (1)
    Louisa Unit 1, Louisa, IA                                          Coal                      28,000  (2)
                                                                                          -------------
          Total Coal                                                                                              797,300

    Fox Lake Plant Units 1, 2 and 3, Sherburn, MN                      Gas                                        111,050

    Montgomery Combustion Turbine Unit 1, Montgomery, MN               Oil                       20,120
    Fox Lake Plant Combustion Turbine Unit 4, Sherburn, MN             Oil                       20,200
    Lime Creek Plant Combustion Turbine
        Units 1 and 2, Mason City, IA                                  Oil                       74,420
    Dubuque Diesel Units 1 and 2, Dubuque, IA                          Oil                        4,500
    Hills Diesel Units 1 and 2, Hills, MN                              Oil                        3,690
    Lansing Diesel Units 1 and 2, Lansing, IA                          Oil                        2,000
                                                                                          -------------
          Total Oil                                                                                               124,930
                                                                                                             -------------

        Total generating capability                                                                             1,033,280
                                                                                                             =============


All KWs shown below represent the 2001 summer generating capability.

(1) Represents IPC's 21.5% ownership interest in this 644,000 KW generating station, which is operated by MidAmerican Energy Company.
(2) Represents IPC's 4% ownership interest in this 700,000 KW generating station, which is operated by MidAmerican Energy Company.

IPC owns 2,600 miles of electric transmission lines and 221 substations located in Iowa, Illinois and Minnesota. Substantially all of IPC's facilities are suitable for their intended use and are subject to the lien of its bond indenture securing its outstanding First Mortgage Bonds.

Whiting
General - All of Whiting's properties consist of interests in developed and
-------
undeveloped oil and gas leases located in the continental U.S. These interests permit Whiting to drill for and produce oil, gas and NGLs from specific areas. Whiting's typical ownership interest receives revenue and pays operating and capital costs on the wells. Ownership of oil and gas wells are grouped by regions as follows: 1) Gulf Coast, which includes Louisiana, Texas and offshore Louisiana and Texas; 2) Mid Continent, which includes Oklahoma, Arkansas, Kansas and Michigan; and 3) Rocky Mountains, which includes Colorado, New Mexico, Wyoming, Montana, North Dakota and South Dakota.

Proved Reserves and Estimated Future Net Revenues - Proved reserves are those
-------------------------------------------------
quantities of oil, gas and NGLs that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing economic and operating conditions. Estimates of proved reserves are strictly technical judgments and are not knowingly influenced by attitudes of conservatism or optimism. Ryder Scott Company, L.P., Independent Petroleum Engineers, estimated approximately 60% of Whiting's proved reserves. Whiting's reservoir engineering group estimated the remainder of the reserves. All reserve estimates were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines. Refer to Note 13 of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8 for more information. The following table sets forth Whiting's estimated proved reserves, estimated future net revenues and 10% present value thereof as of December 31, 2001 and excludes federal and state income taxes attributable to such future net revenues (in thousands):

                                                                              Pre-tax future    Pre-tax 10%
                                   Oil (barrels)   Gas (Dth)      BOE (1)       net revenue    present value
                                   ---------------------------------------------------------------------------
Proved developed reserves              10,708        136,817       33,849         $277,998         $180,826
Proved undeveloped reserves             4,098         90,703       19,215          146,122           63,815
                                   ---------------------------------------------------------------------------
Total proved reserves                  14,806        227,520       53,064         $424,120         $244,641
                                   ===========================================================================

(1) Gas reserves are converted to BOE at the rate of six Dth per one barrel of oil, based upon the approximate relative energy content of gas to oil. This rate is not necessarily indicative of the relationship of gas to oil prices.

The prices used for calculating the estimated future net revenues attributable to proved reserves do not necessarily reflect market prices for oil and gas subsequent to December 31, 2001. There is no assurance that all of the proved reserves will be produced and sold within the estimated periods or that prices used will be realized.

The process of estimating oil and gas reserves is complex and requires significant subjective opinions in the evaluation of geological, engineering and economic data. The data for each reservoir may change dramatically over a period of time as a result of drilling and development activity and changes in production techniques and equipment. Thus, there may be material changes and revisions to these estimates in the future.

Production, Revenue and Price History - The following table presents the
-------------------------------------
historical information about net sales volumes for gas and oil, produced gas and oil sales prices and production costs per equivalent barrel for the years ended December 31 (in thousands):

                                                 2001            2000             1999
                                             -------------    ------------     ------------
Net sales volume - Gas (Dth):
     Gulf Coast                                  10,221           8,714           11,821
     Mid Continent                                7,693           6,625            4,713
     Rocky Mountains                              1,837           1,566            1,381
                                             -------------    ------------     ------------
                                                 19,751          16,905           17,915
                                             =============    ============     ============

Net sales volume - Oil (barrels):
     Gulf Coast                                     302             486              503
     Mid Continent                                  157             181              212
     Rocky Mountains                              1,628             895              602
                                             -------------    ------------     ------------
                                                  2,087           1,562            1,317
                                             =============    ============     ============

Gas - Average product prices:
     Gulf Coast                                   $4.23           $3.93             $2.37
     Mid Continent                                 3.30            2.97              2.27
     Rocky Mountains                               3.76            3.43              2.02
     Combined                                      3.82            3.51              2.23

Oil - Average product prices:
     Gulf Coast                                  $24.77          $27.68            $17.37
     Mid Continent                                23.49           27.28             15.83
     Rocky Mountains                              23.71           26.51             12.19
     Combined                                     23.85           26.96             14.75



                                                 2001            2000             1999
                                             -------------    ------------     ------------
Production Cost per BOE:
     Gulf Coast                                   $6.01           $6.22             $6.36
     Mid Continent                                 7.85            7.50              5.00
     Rocky Mountains                               7.59            7.48              4.81
     Combined                                      7.07            6.93              5.55

Acreage - The following table summarizes gross and net developed and
-------
undeveloped acreage at December 31, 2001 by region (net acreage is Whiting's percentage ownership of gross acreage). Acreage in which Whiting's interest is limited to royalty and overriding royalty interests is excluded.

                              Developed                 Undeveloped                 Total
                        -----------------------    ----------------------    ---------------------
                          Gross        Net           Gross       Net           Gross       Net
                        -----------------------    ----------------------    ---------------------
Gulf Coast                149,676      57,202         8,514       7,218        158,190     64,420
Mid Continent             171,048      56,796            --          --        171,048     56,796
Rocky Mountains           140,541      67,010       292,878      92,689        433,419    159,699
                        -----------------------    ----------------------    ---------------------
                          461,265     181,008       301,392      99,907        762,657    280,915
                        =======================    ======================    =====================

Productive Wells - The following table presents Whiting's ownership at
----------------
December 31, 2001 in gas and oil wells by region (a net well is Whiting's percentage ownership of a gross well):

                                Gas                     Oil                     Total
                        --------------------    --------------------     ---------------------
                         Gross       Net          Gross       Net          Gross       Net
                        --------------------    --------------------     ---------------------
Gulf Coast                  588      183             94         59           682        242
Mid Continent               931      357            291        119         1,222        476
Rocky Mountains              86       16            763        181           849        197
                        --------------------    --------------------     ---------------------
                          1,605      556          1,148        359         2,753        915
                        ====================    ====================     =====================

Drilling Activity - Whiting is engaged in numerous drilling activities on
-----------------
properties presently owned and intends to drill or develop other properties acquired in the future. For 2001, Whiting's drilling activities were focused in Louisiana and North Dakota, though there was drilling throughout the Whiting properties. The following table sets forth the results of Whiting's drilling activity from development wells for the last three years.

                        Gulf Coast               Mid Continent              Rocky Mountains                  Total
                  -----------------------    -----------------------     -----------------------    ------------------------
                   2001    2000    1999       2001    2000    1999        2001    2000    1999       2001     2000    1999
                  -----------------------    -----------------------     -----------------------    ------------------------
Gross:
   Productive        22       15     5           3       1       14          31       4     18         56       20       37
   Dry                6        4    --          --       2        2           2       1     --          8        7        2
                  -----------------------    -----------------------     -----------------------    ------------------------
                     28       19     5           3       3       16          33       5     18         64       27       39
                  =======================    =======================     =======================    ========================
Net:
   Productive       10.5     5.5   2.7          1.0     0.2    4.1          8.1     0.1    1.6        19.6    5.9      8.4
   Dry               1.9     3.0    --          --      0.3    0.5          1.9     0.1     --         3.8    3.4      0.4
                  -----------------------    -----------------------     -----------------------    ------------------------
                    12.4     8.5   2.7          1.0     0.5    4.6         10.0     0.2    1.6        23.4    9.3      8.8
                  =======================    =======================     =======================    ========================

Whiting's drilling activities from exploratory wells are located in the Gulf Coast region only and consisted of one productive gross well (0.2 net) for 2001. Whiting is the operator of 532 gross wells (404 net) of its 2,753 gross wells (915 net). As operator, Whiting receives reimbursement for direct expenses incurred in the performance of its duties as well as monthly per-well overhead reimbursement.

Significant Properties - Significant properties owned by Whiting include the
----------------------
following: Gulf Coast (Dos Hermanos, Dougherty and Yoakum); Mid Continent (Michigan Antrum Properties and Putman Oswego); and Rocky Mountains (Eland Unit and Fryburg).

Resources Other Properties
Resources' other principal properties at December 31, 2001 were as follows:

    Investments, excluding Whiting - HPI provides affordable housing in the Midwest and has a majority ownership in approximately 87 properties with a December 31, 2001 net book value of approximately $137 million. CRANDIC has 112 railroad track miles all located within Iowa.
    International - owns eight combined heat and power facilities located in China with an aggregate generating capacity of approximately 450 MW. Integrated Services - offers standby generation, cogeneration, steam production and propane air systems and owns an interest in natural gas gathering systems and an oil gathering system, which had 400 miles and 213 miles, respectively, of pipeline in Texas.

ITEM 3.  LEGAL PROCEEDINGS
Alliant Energy
In an effort to grow and expand as a Wisconsin-based company, Alliant Energy and WP&L filed a federal lawsuit in October 2000, seeking declaratory relief regarding whether certain provisions of WUHCA are unconstitutional as a violation of the interstate commerce and equal protection provisions of the U.S. constitution. Alliant Energy and WP&L are challenging the provisions of WUHCA which restrict ownership in utility holding companies, limit the investments those companies can make and place significant restrictions on companies that invest in Wisconsin utility holding companies. Alliant Energy and WP&L also requested that the court consider the constitutionality of issues related to the asset cap on non-utility investments imposed by WUHCA. Alliant Energy and WP&L were seeking only declaratory relief and not damages in the litigation. In February 2001, the lawsuit was dismissed based on lack of allegations of "injury in fact." Alliant Energy and WP&L filed a motion for reconsideration with the court, which was denied in April 2001. Alliant Energy and WP&L appealed the lower court's rulings to the 7th Circuit Court of Appeals. In January 2002, the 7th Circuit reversed the district court's decision and remanded the case back to the district court for hearing. The trial is scheduled to be held in May 2002. Alliant Energy and WP&L cannot currently predict the outcome of this litigation.

Alliant Energy received an adverse ruling in 1999 from a U.S. district court judge dealing with an income tax refund claim Alliant Energy filed relating to capital losses disallowed under audit by the IRS. The district court judge also disallowed certain related deductions allowed by the IRS as an offset against a tax refund due to Alliant Energy. Alliant Energy appealed the district court's ruling and the IRS appealed the decision which led to the tax refund due to Alliant Energy. In June 2001, the U.S. Court of Appeals for the Eighth Circuit ruled in Alliant Energy's favor with respect to both tax issues. In July 2001, the government filed a petition for rehearing with the U.S. Court of Appeals related to the capital losses allowed in the Eighth Circuit opinion. The Eighth Circuit denied the appeal in September 2001 and remanded the case back to the District Court for entry of judgment. The government could have petitioned the U.S. Supreme Court to hear the case; such petition had to be filed by the end of December 2001. The federal government decided not to pursue the ruling in favor of Alliant Energy of the U.S. Court of Appeals for the Eighth Circuit with respect to these two tax issues. As a result, Alliant Energy recorded the applicable tax and interest income in the fourth quarter of 2001 related to these events. An additional potential refund remains a contested issue.

IP&L
IP&L has appealed to the Iowa State Board of Tax Review, an agency of the State of Iowa, regarding assessments of Iowa property tax made by the Director of the Iowa Department of Revenue and Finance. The appeals involve assessments for the years 1994 through 1998 and seek reduction of the assessments reflecting the true value of the operating property of the companies. At the present time, IP&L cannot predict what impact, if any, the appeals process will have on its financial condition or results of operations.

WP&L
In the second quarter of 1999, WP&L received a demand for arbitration from MG&E pursuant to the terms of joint plant operating agreements between the parties regarding issues of ownership and operation of the Columbia Energy Center. In March 2001, an arbitration panel issued its decision upholding WP&L's position that the plant was well-operated and maintained and in compliance with the terms of the joint plant operating agreements. MG&E moved the state court to certify the arbitration decision, which the court did in December 2001. In February 2002, MG&E filed a motion in the court challenging the sufficiency of resolutions passed by Alliant Energy in conjunction with the arbitration decision. WP&L and Alliant Energy believe that motion is without merit. The motion is currently pending.

Refer to "Liquidity and Capital Resources - Environmental" in Item 7 MD&A for information related to an EPA investigation regarding WP&L's major coal-fired generating units in Wisconsin.

Environmental Matters
The information required by Item 3 with regards to environmental matters is included in "C. Information Relating to Utility Operations - Electric Utility Operations" in Item 1 Business, "Liquidity and Capital Resources - Environmental" in Item 7 MD&A and Note 11(e) of the "Notes to Consolidated Financial Statements" in Item 8, which information is incorporated herein by reference.

Rate Matters
The information required by Item 3 with regards to rate matters is included in "Utility Industry Review - Rates and Regulatory Matters" in Item 7 MD&A, which information is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

EXECUTIVE OFFICERS OF THE REGISTRANTS
-------------------------------------
The executive officers of Alliant Energy, IP&L and WP&L as of the date of this filing are as follows (figures following the names represent the officer's age as of December 31, 2001):

Executive Officers of Alliant Energy
Erroll B. Davis, Jr., 57, was elected Chairman of the Board effective April
--------------------
2000, has served as President and Chief Executive Officer (CEO) since 1990 and has been a board member since 1988.

William D. Harvey, 52, was elected Executive Vice President-Generation
-----------------
effective April 1998. Prior thereto, he served as Senior Vice President since 1993 at WP&L.

James E. Hoffman, 48, was elected Executive Vice President-Business
----------------
Development effective April 1998. Prior thereto, he served as Executive Vice President since 1996 at IES and Executive Vice President-Customer Service & Energy Delivery from 1995 to 1997 at IESU.

Eliot G. Protsch, 48, was elected Executive Vice President-Energy Delivery
----------------
effective April 1998. Prior thereto, he served as Senior Vice President since 1993 at WP&L.

Barbara J. Swan, 50, was elected Executive Vice President and General Counsel
---------------
effective October 1998. She previously served as Vice President-General Counsel from 1994 to 1998 at WP&L.

Thomas M. Walker, 54, was elected Executive Vice President and Chief
----------------
Financial Officer (CFO) effective April 1998. Prior thereto, he served as Executive Vice President and CFO since 1996 at IES and IESU.

Pamela J. Wegner, 54, was elected Executive Vice President-Shared Solutions
----------------
effective October 1998. She previously served as Vice President-Information Services and Administration from 1994 to 1998 at WP&L.

Edward M. Gleason, 61, has served as Vice President-Treasurer and Corporate
-----------------
Secretary since 1993.

Dundeana K. Doyle, 43, was elected Vice President-Infrastructure Security
-----------------
effective January 2002. She previously served as Vice President-Customer Operations since December 2000 at IESU and WP&L, Vice President-Customer Services and Operations from 1999 to 2000 at IESU and WP&L, Vice President-Customer Operations from 1998 to 1999 at IESU, Vice President-Customer Services from 1998 to 1999 at WP&L and Assistant Vice President-Field Operations from 1997 to 1998 at IESU.

John E. Kratchmer, 39, was elected Corporate Controller and Chief Accounting
-----------------
Officer effective October 2000. He previously served as Assistant Controller since April 1998 and as Manager of Financial Reporting and Property from 1996 to 1998 at IES.

NOTE: None of the executive officers listed above is related to any member of the Board of Directors or nominee for director or any other executive officer.

Mr. Davis has an employment agreement with Alliant Energy pursuant to which his term of office is established. All other executive officers have no definite terms of office and serve at the pleasure of the Board of Directors.

Additional Officers of Alliant Energy
Joan M. Thompson, 44, was elected Assistant Controller effective June 2000.
----------------
She previously served as Manager-IESU and IPC Accounting since February 1999, Manager-IESU Accounting from 1998 to 1999, and Manager of Taxes and Payroll from 1994 to 1998 at IES.

Linda J. Wentzel, 53, was elected Assistant Corporate Secretary effective May
----------------
1998. She previously served as Executive Administrative Assistant since 1995 at Alliant Energy.

Enrique Bacalao, 52, was elected Assistant Treasurer effective November
---------------
1998. Prior to joining Alliant Energy, he was Vice President, Corporate Banking from 1995 to 1998 at the Chicago Branch of The Industrial Bank of Japan, Limited.

Eric D. Mott, 34, was elected Assistant Treasurer effective December 2001.
------------
He previously served as Manager-Investor Relations and Trust Fund Investment Management since December 2000, Senior Treasury Analyst from 1998 to 2000, and Senior Cost Analyst from 1996 to 1998 at Alliant Energy.

Executive Officers of IP&L
Erroll B. Davis, Jr., 57, was elected Chairman of the Board effective April
---------------
2000 and CEO effective April 1998. Mr. Davis is also an officer of Alliant Energy and WP&L.

Eliot G. Protsch, 48, was elected President effective April 1998.  Mr.
----------------
Protsch is also an officer of Alliant Energy and WP&L.

William D. Harvey, 52, was elected Executive Vice President-Generation
-----------------
effective October 1998. Mr. Harvey is also an officer of Alliant Energy and WP&L.

Barbara J. Swan, 50, was elected Executive Vice President and General Counsel
---------------
effective October 1998. Ms. Swan is also an officer of Alliant Energy and WP&L.

Thomas M. Walker, 54, was elected Executive Vice President and CFO in 1996.
----------------
Mr. Walker is also an officer of Alliant Energy and WP&L.

Pamela J. Wegner, 54, was elected Executive Vice President-Shared Solutions
----------------
effective October 1998. Ms. Wegner is also an officer of Alliant Energy and WP&L.

Vern A. Gebhart, 48, was elected Vice President-Customer Operations effective
---------------
January 2002. He previously served as Managing Director-Strategic Projects and Capital Control since 2000 at Alliant Energy, Director-Strategic Projects and Capital Control from 1998 to 2000 at Alliant Energy and Director-Strategic Projects and Capital Control from 1997 to 1998 at IES.
Mr. Gebhart is also an officer of WP&L.

Edward M. Gleason, 61, was elected Vice President-Treasurer and Corporate
-----------------
Secretary effective April 1998. Mr. Gleason is also an officer of Alliant Energy and WP&L.

Dundeana K. Doyle, 43, was elected Vice President-Infrastructure Security
-----------------
effective January 2002. Ms. Langer is also an officer of Alliant Energy and WP&L.

Daniel L. Mineck, 53, was elected Vice President-Performance Engineering and
----------------
Environmental effective October 1998. He previously served as Assistant Vice President-Corporate Engineering since 1996. Mr. Mineck is also an officer of WP&L.

Kim K. Zuhlke, 48, was elected Vice President-Engineering, Sales and
-------------
Marketing effective September 1999.  He previously served as Vice
President-Customer Operations since October 1998. Mr. Zuhlke is also an officer of WP&L.

John E. Kratchmer, 39, was elected Corporate Controller and Chief Accounting
-----------------
Officer effective October 2000. Mr. Kratchmer is also an officer of Alliant Energy and WP&L.

NOTE: None of the executive officers listed above is related to any member of the Board of Directors or nominee for director or any other executive officer.

Mr. Davis has an employment agreement with Alliant Energy pursuant to which his term of office is established. All other executive officers have no definite terms of office and serve at the pleasure of the Board of Directors.

Additional Officers of IP&L
Daniel L. Siegfried, 42, was elected Assistant Corporate Secretary effective
-------------------
April 1998. He also serves as Senior Attorney for Alliant Energy. Previously he served as Senior Environmental Counsel from 1992 to 1998 at IES.

Linda J. Wentzel, 53, was elected Assistant Corporate Secretary effective May
----------------
1998.  Ms. Wentzel is also an officer of Alliant Energy and WP&L.

Enrique Bacalao, 52, was elected Assistant Treasurer effective November 1998.
---------------
Mr. Bacalao is also an officer of Alliant Energy and WP&L.

Steven F. Price, 49, was elected Assistant Treasurer effective April 1998.
---------------
Mr. Price is also an officer of WP&L.

Executive Officers of WP&L
Erroll B. Davis, Jr., 57, was elected Chairman of the Board effective April
--------------------
2000 and CEO effective April 1998. He previously served as President and CEO of WP&L since 1988 and has been a board member of WP&L since 1984. Mr. Davis is also an officer of Alliant Energy and IP&L.

William D. Harvey, 52, was elected President effective April 1998.  He
-----------------
previously served as Senior Vice President since 1993 at WP&L. Mr. Harvey is also an officer of Alliant Energy and IP&L.

Eliot G. Protsch, 48, was elected Executive Vice President-Energy Delivery
----------------
effective October 1998. He previously served as Senior Vice President from 1993 to 1998 at WP&L. Mr. Protsch is also an officer of Alliant Energy and IP&L.

Barbara J. Swan, 50, was elected Executive Vice President and General Counsel
---------------
effective October 1998. She previously served as Vice President-General Counsel from 1994 to 1998 at WP&L. Ms. Swan is also an officer of Alliant Energy and IP&L.

Thomas M. Walker, 54, was elected Executive Vice President and CFO effective
----------------
October 1998.  Mr. Walker is also an officer of Alliant Energy and IP&L.

Pamela J. Wegner, 54, was elected Executive Vice President-Shared Solutions
----------------
effective October 1998. She previously served as Vice President-Information Services and Administration from 1994 to 1998 at WP&L. Ms. Wegner is also an officer of Alliant Energy and IP&L.

Vern A. Gebhart, 48, was elected Vice President-Customer Operations effective
---------------
January 2002.  Mr. Gebhart is also an officer of IP&L.

Edward M. Gleason, 61, was elected Vice President-Treasurer and Corporate
-----------------
Secretary effective April 1998. He previously served as Controller, Treasurer, and Corporate Secretary since 1996. Mr. Gleason is also an officer of Alliant Energy and IP&L.

Dundeana K. Doyle, 43, was elected Vice President-Infrastructure Security
-----------------
effective January 2002. Ms. Langer is also an officer of Alliant Energy and IP&L.

Daniel L. Mineck, 53, was elected Vice President-Performance Engineering and
----------------
Environmental effective April 1998.  Mr. Mineck is also an officer of IP&L.

Kim K. Zuhlke, 48, was elected Vice President-Engineering, Sales & Marketing
-------------
effective September 1999. He previously served as Vice President-Customer Operations since April 1998 at WP&L and since October 1998 at IESU and as Vice President-Customer Services and Sales from 1993 to 1998 at WP&L. Mr. Zuhlke is also an officer of IP&L.

John E. Kratchmer, 39, was elected Corporate Controller and Chief Accounting
-----------------
Officer effective October 2000. Mr. Kratchmer is also an officer of Alliant Energy and IP&L.

NOTE: None of the executive officers listed above is related to any member of the Board of Directors or nominee for director or any other executive officer.

Mr. Davis has an employment agreement with Alliant Energy pursuant to which his term of office is established. All other executive officers have no definite terms of office and serve at the pleasure of the Board of Directors.

Additional Officers of WP&L
Linda J. Wentzel, 53, was elected Assistant Corporate Secretary effective May
----------------
1998. She previously served as Executive Administrative Assistant since 1995 at Alliant Energy. Ms. Wentzel is also an officer of Alliant Energy and IP&L.

Enrique Bacalao, 52, was elected Assistant Treasurer effective November
---------------
1998.  Mr. Bacalao is also an officer of Alliant Energy and IP&L.

Steven F. Price, 49, was elected Assistant Treasurer effective April 1998.
---------------
He previously served as Assistant Corporate Secretary since 1992 at Alliant Energy and WP&L and as Assistant Treasurer since 1992 at Alliant Energy. Mr. Price is also an officer of IP&L.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Alliant Energy's common stock trades on the New York Stock Exchange under the symbol "LNT." Quarterly sales price ranges and dividends with respect to Alliant Energy's common stock were as follows:

                                   2001                                             2000
               ---------------------------------------------    ---------------------------------------------
 Quarter          High             Low            Dividend         High              Low           Dividend
 -------          ----             ---            --------         ----              ---           --------
 First            $33.20          $28.75            $0.50          $37.75          $26.44            $0.50
 Second            32.67           28.20             0.50           31.88           25.75             0.50
 Third             31.49           27.90             0.50           31.25           26.13             0.50
 Fourth            32.29           27.50             0.50           32.13           28.63             0.50
   Year            33.20           27.50             2.00           37.75           25.75             2.00


Stock closing price at December 31, 2001:  $30.36

Although Alliant Energy's practice has been to pay common stock dividends quarterly, the timing of payment and amount of future dividends are necessarily dependent upon earnings, financial requirements and other factors.

At December 31, 2001, there were approximately 58,288 holders of record of Alliant Energy's stock including underlying holders in Alliant Energy's Shareowner Direct Plan.

Alliant Energy is the sole common shareowner of all 13,370,788 shares of IP&L common stock currently outstanding. During both 2001 and 2000, IESU declared dividends on its common stock of $59 million to its parent. Under certain circumstances, IP&L has the right under terms of its subordinated deferrable interest debentures to extend interest payments for periods not to exceed 20 consecutive quarters. It is IP&L's current intent not to exercise such right. In the event IP&L did exercise this right, it would limit IP&L's ability to pay dividends, among other things.

Alliant Energy is the sole common shareowner of all 13,236,601 shares of WP&L common stock currently outstanding. During 2001, WP&L paid dividends on its common stock of $60 million to its parent (includes dividends from an equity method investment). WP&L did not declare common stock dividends during 2000 due to management of its capital structure. WP&L's common stock dividends are restricted to the extent that such dividend would reduce the common stock equity ratio to less than 25%. Also the PSCW ordered that it must approve the payment of dividends by WP&L to Alliant Energy that are in excess of the level forecasted in the rate order if such dividends would reduce WP&L's average common equity ratio below 52% of total capitalization. The dividends paid by WP&L to Alliant Energy since the rate order was issued have not exceeded such level.

Alliant Energy's utility subsidiaries each have common stock dividend payment restrictions based on their respective bond indentures and the terms of their preferred stock. In addition, IP&L's ability to pay common stock dividends is restricted based on requirements associated with sinking funds.

ITEM 6.  SELECTED FINANCIAL DATA

Alliant Energy Corporation

------------------------------------------------------------------------------------------------------------------------------------
Financial Information                                                2001 (1)     2000 (2)     1999 (3)      1998 (4)       1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                             (dollars in thousands except for per share data)
Income Statement Data:
  Operating revenues                                                $2,777,340   $2,404,984    $2,127,973   $2,130,874   $2,300,627
  Income before cumulative effect of a change in accounting
       principle, net of tax                                           185,230      381,954       196,581       96,675      144,578
  Cumulative effect of a change in accounting principle, net of tax    (12,868)      16,708         --            --           --
  Net income                                                           172,362      398,662       196,581       96,675      144,578
------------------------------------------------------------------------------------------------------------------------------------
Common Stock Data:
  Earnings per average common share - diluted:
       Income before cumulative effect of a change in
            accounting principle                                         $2.30        $4.82         $2.51        $1.26        $1.90
       Cumulative effect of a change in accounting principle            ($0.16)       $0.21           --           --           --
       Net income                                                        $2.14        $5.03         $2.51        $1.26        $1.90
  Common shares outstanding at year-end (000s)                          89,682       79,010        78,984       77,630       76,481
  Dividends declared per common share                                    $2.00        $2.00         $2.00        $2.00        $2.00
  Market value per share at year-end                                    $30.36       $31.88        $27.50       $32.25       $33.13
  Book value per share at year-end (5)                                  $21.39       $25.79        $27.29       $20.69       $21.24
------------------------------------------------------------------------------------------------------------------------------------
Other Selected Financial Data:
  Construction and acquisition expenditures                           $818,363   $1,066,464      $478,573     $372,058     $328,040
  Total assets at year-end (5)                                      $6,247,682   $6,733,766    $6,075,683   $4,959,337   $4,923,550
  Long-term obligations, net                                        $2,586,044   $2,128,496    $1,660,558   $1,713,649   $1,604,305
  Times interest earned before income taxes (6)                          2.32X        4.61X         3.38X        2.25X        2.90X
  Capitalization ratios:
       Common equity (5)                                                   43%          50%           57%          49%          51%
       Preferred stock                                                      2%           3%            3%           4%           3%
       Long-term debt, excluding current portion                           55%          47%           40%          47%          46%
                                                                  ------------------------------------------------------------------
            Total                                                         100%         100%          100%         100%         100%
                                                                  ==================================================================

------------------------------------------------------------------------------------------------------------------------------------

(1)  Includes $21 million ($0.26 per diluted share) and $2 million ($0.02 per diluted share) of non-cash SFAS 133 valuation charges related to Alliant Energy's exchangeable senior notes and electricity derivatives of a foreign affiliate of Alliant Energy, respectively.
(2)  Includes $204 million ($2.58 per diluted share) of non-cash net income related to Alliant Energy's adoption of SFAS 133 and
     $16 million ($0.20 per diluted share) of net income from gains on sales of McLeod stock.
(3)  Includes $25 million ($0.32 per diluted share) of net income from gains on sales of McLeod stock.
(4)  Results reflect the recording of $54 million of pre-tax merger-related charges.
(5)  Alliant Energy adjusts the carrying value of its investments in McLeod to its estimated fair value, pursuant to the applicable accounting rules.  At December 31, 2001, 2000, 1999, 1998 and 1997, the carrying amount reflected an unrealized gain (loss) of approximately ($13) million, $543 million, $1.1 billion, $291 million and $299 million, respectively, with a net of tax increase (decrease) to common equity of ($9) million, $317 million, $640 million, $170 million and $175 million, respectively.
(6)  Represents income before income taxes plus preferred dividend requirements of subsidiaries plus interest expense divided by interest expense.



IESU                                                                      Year Ended December 31,
----
                                                  2001             2000             1999            1998            1997
                                              --------------------------------------------------------------------------------
                                                                               (in thousands)
Operating revenues                                $953,325         $876,006         $800,696        $806,930       $813,978
Earnings available for common stock                 69,990           73,509           65,532          60,996         57,879
Cash dividends declared on common stock             58,634           58,633           87,951          18,840         56,000
Total assets                                     1,778,295        1,819,306        1,755,808       1,788,978      1,768,929
Long-term obligations, net                         732,439          597,167          641,559         677,804        688,719


Alliant Energy was the sole common shareowner of all 13,370,788 shares of IESU's common stock outstanding. Effective January 1, 2002, Alliant Energy is the sole common shareowner of all 13,370,788 shares of IP&L's common stock outstanding. As such, earnings per share data is not disclosed herein. The 1998 financial results reflect the recording of $17 million of pre-tax merger-related charges.


WP&L                                                                     Year Ended December 31,
----
                                                   2001            2000            1999             1998           1997
                                              -------------------------------------------------------------------------------
                                                                              (in thousands)
Operating revenues                                $965,353         $862,381        $752,505         $731,448      $794,717
Earnings available for common stock                 70,180           68,126          67,520           32,264        67,924
Cash dividends declared on common stock             60,449               --          58,353           58,341        58,343
Total assets                                     1,879,882        1,857,024       1,766,135        1,685,150     1,664,604
Long-term obligations, net                         523,183          569,309         471,648          471,554       420,414


Alliant Energy is the sole common shareowner of all 13,236,601 shares of WP&L's common stock outstanding. As such, earnings per share data is not disclosed herein. The 1998 financial results reflect the recording of $17 million of pre-tax merger-related charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          FORWARD-LOOKING STATEMENTS

Statements contained in this report (including MD&A) that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: factors listed in "Other Matters - Other Future Considerations" and in Item 1 E. "Future Earnings Outlook;" weather effects on sales and revenues; general economic and political conditions in Alliant Energy's domestic service territories; federal, state and international regulatory or governmental actions, including issues associated with the deregulation of the domestic utility industry and the ability to obtain adequate and timely rate relief; unanticipated construction and acquisition expenditures; issues related to stranded costs and the recovery thereof; unanticipated issues related to the supply of purchased electricity and price thereof; unexpected issues related to the operations of Alliant Energy's nuclear facilities; unanticipated costs associated with certain environmental remediation efforts being undertaken by Alliant Energy and with environmental compliance generally; unanticipated developments that adversely impact Alliant Energy's strategy to grow its non-regulated businesses; Alliant Energy's ability to identify and successfully complete acquisitions and development projects; improved profitability of Alliant Energy's Brazil investments, as well as continued growth in earnings from its China investments; continued strong earnings from Whiting, including the recovery and stability of oil and gas prices; continued improved profitability of Alliant Energy's other non-regulated businesses as a whole, including the Integrated Services and Generation and Trading business units; no material permanent declines in the fair market value of, or expected cash flows from, Alliant Energy's investments; technological developments; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; political, legal, economic and exchange rate conditions in foreign countries Alliant Energy has investments in; and changes in the rate of inflation. Alliant Energy assumes no obligation, and disclaims any duty, to update the forward-looking statements in this report.

                            UTILITY INDUSTRY REVIEW

Overview - Alliant Energy has two primary utility subsidiaries, IP&L and
--------
WP&L. IP&L was formed as a result of the merger of IPC with and into IESU effective January 1, 2002. WP&L has one utility subsidiary, South Beloit.

As a public utility holding company with significant utility assets, Alliant Energy competes in an ever-changing utility industry. Electric energy generation, transmission and distribution are in a period of fundamental change resulting from legislative, regulatory, economic and technological changes. These changes impact competition in the electric wholesale and retail markets as customers of electric utilities are being offered alternative suppliers. Such competitive pressures could result in electric utilities losing customers and incurring stranded costs (i.e., assets and other costs rendered unrecoverable as the result of competitive pricing) which would be borne by security holders if the costs cannot be recovered from customers.

Alliant Energy's utility subsidiaries are currently subject to regulation by FERC, and state regulation in Iowa, Wisconsin, Minnesota and Illinois. FERC regulates competition in the electric wholesale power generation market and each state regulates whether to permit retail competition, the terms of such retail competition and the recovery of any portion of stranded costs that are ultimately determined to have resulted from retail competition. Alliant Energy cannot predict the timing of a restructured electric industry or the impact on its financial condition or results of operations but does believe it is well-positioned to compete in a deregulated competitive market. Although Alliant Energy ultimately believes that the electric industry will be deregulated, the pace of deregulation in its primary retail electric service territories has been delayed due to events related to Enron and California's restructured electric utility industry.

WP&L, including South Beloit, transferred its transmission assets with no gain or loss (approximate net book value of $186 million) to ATC on January 1, 2001. WP&L received a tax-free cash distribution of $75 million from ATC and had a $110 million equity investment in ATC, with an ownership percentage of approximately 26.5 percent at December 31, 2001. This transfer has not resulted in a significant impact on WP&L's financial condition or results of operations since FERC allows ATC to earn a return on the contributed assets comparable to the return formerly allowed WP&L by the PSCW and FERC. During 2001, ATC returned approximately 80 percent of its earnings to the equity holders and, although no assurance can be given, Alliant Energy anticipates ATC will continue with this policy in the future. ATC realizes its revenues from the provision of transmission services to both participants in ATC as well as non-participants. ATC is a transmission-owning member of the Midwest ISO and the MAIN Regional Reliability Council.

In September 2001, six electric utility companies, including IESU and IPC, filed an application with FERC to create TRANSLink, a for-profit, transmission-only company. A ruling is expected from FERC in the second quarter of 2002. The participants have requested that FERC expedite consideration of the application so that TRANSLink could commence operations in January 2003. Current plans call for IP&L to contribute its transmission assets, which have an estimated net book value of approximately $317 million, to TRANSLink in exchange for a corresponding ownership interest in TRANSLink. The TRANSLink proposal is subject to receipt of all required federal and state regulatory approvals.

Alliant Energy complied with provisions of a FERC order requiring utilities to voluntarily turn over operational control of their transmission systems to a regional entity by the end of 2001 by WP&L's transfer of its transmission assets to ATC and the participation of IESU, WP&L and IPC in the Midwest ISO, which was given RTO status in December 2001. The Midwest ISO began providing security coordination functions in December 2001 and began offering transmission service in the first quarter of 2002 and IP&L and WP&L now receive all of their transmission services from the Midwest ISO.

Rates and Regulatory Matters
----------------------------
Overview - As part of its merger approval, FERC accepted a proposal by Alliant Energy's utility subsidiaries which provides for a four-year freeze on wholesale electric prices beginning with the effective date of the April 1998 merger forming Alliant Energy. Each of the utilities also agreed with their respective state commissions to provide customers a four-year retail electric and gas price freeze (the ICC granted IPC and South Beloit a three-year price freeze), with certain exceptions, which commenced on the effective date of the April 1998 merger. As a result, the last of the price freezes impacting Alliant Energy's utility subsidiaries will expire in April 2002.

WP&L - In 2000, the NRC issued expanded performance measures which raised several areas of concern with Kewaunee's operations. Kewaunee is a nuclear facility in which WP&L has a 41 percent ownership interest. Addressing the NRC's concerns and ensuring that Kewaunee operates in accordance with current industry and regulatory standards resulted in additional operating costs to WP&L in 2001 of approximately $8 million and WP&L is expected to incur an additional $21 million of incremental costs in 2002 through 2005. In April 2001, the PSCW approved the deferral of such incremental costs incurred after March 27, 2001 (WP&L has deferred $5.5 million of such costs at December 31, 2001). In July 2001, WP&L requested a one-time $19 million retail electric rate increase from the PSCW to recover a portion of the costs associated with the increased Kewaunee operating costs and costs associated with the replacement of the steam generators at Kewaunee. WP&L expects that the remainder of the additional operating costs related to Kewaunee will be recovered through future base rate filings with the PSCW.

In August 2001, WP&L filed a $114 million base rate increase request with the PSCW related to its investments in reliability, customer service, technology and environmental upgrades, as well as investments in its infrastructure. In September 2001, WP&L filed a request with the PSCW to consolidate the $19 million request for increased Kewaunee operating costs with the new base rate increase request of $114 million. These filings apply to retail electric ($105 million), natural gas ($26 million) and water ($2 million) rates. Also in September 2001, WP&L filed a request with the PSCW, along with three other

Wisconsin utilities, for an increase in rates of $16 million for incremental costs associated with the start-up and ongoing operations of ATC (WP&L has deferred $5.9 million of such costs at December 31, 2001). In December 2001, WP&L filed a request for interim rate relief related to such filings of approximately $63 million ($41 million for retail electric, $21 million for natural gas and $1 million for water rates) to be effective on April 14, 2002. The interim level is generally based on PSCW staff adjustments recommended in a recently completed audit. Reductions in purchased-power and fuel costs since the initial filing constituted a significant portion of such adjustments. As a result, these adjustments would have no impact on WP&L's financial condition or results of operations. WP&L expects final rates to be implemented in the third quarter of 2002 and to be set at levels higher than the interim levels, but significantly lower than the original request, although no assurance can be given. Also, in February 2002, WP&L filed a $6.2 million request with FERC for new wholesale electric base rates. WP&L also plans to file a base rate increase request with the PSCW in the second quarter of 2002 for its 2003 and 2004 rates. At this time, there are no plans for filing a new base rate case in Illinois for South Beloit.

In December 2001, the PSCW authorized WP&L to defer incremental costs for security measures and insurance premiums related to the September 11, 2001 terrorist attacks. WP&L began deferring the increased costs in December 2001 and the issue of cost recovery will be addressed in WP&L's future base rate case proceedings.

In December 2000, WP&L requested a $73 million annual retail electric rate increase from the PSCW to cover increases in WP&L's 2001 fuel and purchased-power costs. The PSCW approved a $46 million interim increase effective February 2001, which was replaced with a $58 million final increase effective June 2001. Two customer groups filed an appeal to a Wisconsin state court, challenging certain portions of the final order. This matter is still pending in state court. The final order included a refund provision for costs collected in rates that are in excess of actual costs incurred. In March 2002, WP&L filed with the PSCW to refund approximately $4 million to customers based on lower than projected fuel and purchased-power costs in 2001. The refund amount ultimately provided by WP&L is subject to PSCW approval. WP&L had recorded the necessary reserve for the 2001 refund at December 31, 2001. In addition, in March 2002 WP&L filed with and received approval from the PSCW for a decrease in retail electric rates of approximately $19 million based on lower fuel and purchased-power costs.

WP&L believed Union Pacific was charging an excessive rate for transporting low-sulfur coal from the Powder River Basin to the Edgewater Generating Station located in Sheboygan, Wisconsin. To contest the rate, WP&L filed a rate case with the STB and, upon the expiration of the existing contract, began moving coal under a tariff rate beginning January 1, 2000. Following the STB's initial decision, WP&L, as part of a negotiated settlement, received payments from Union Pacific in 2001 of $4 million, covering the period from January 1, 2000 through October 22, 2001. While WP&L and Union Pacific have agreed upon future rates, both parties have filed petitions for reconsideration with the STB on certain aspects of its decision, which could impact the final amount received by WP&L. The refund amount will also be reviewed by the PSCW in conjunction with WP&L's 2001 fuel refund filing.

In connection with a statewide docket to investigate compliance issues associated with the EPA's NOx emission reductions, in 1999 the PSCW authorized deferral of all incremental NOx compliance costs excluding internal labor and replacement purchased-power costs. The PSCW approved WP&L's compliance plans and granted a 10-year straight-line depreciation method for NOx compliance investments. WP&L has deferred $3.0 million of costs at December 31, 2001 and anticipates recovery of these costs beginning with the base rate increase request filed in 2001. The depreciation lives will be reviewed every two years.

IP&L - IP&L plans on filing electric and natural gas base rate cases with the IUB in the Spring and Fall of 2002, respectively. The electric base rate case will include requests for recovery of its investments in its infrastructure that are intended to enable IP&L to continue delivering reliable utility service. IP&L has not yet determined the extent of rate relief it will seek. IP&L currently has no plans for filing new base rate cases in Illinois or Minnesota.

In January 2001, the IUB issued an order requiring IESU and IPC to file a joint fuel procurement plan in May 2001 for the purpose of evaluating the reasonableness of the Iowa utilities' fuel procurement contracts. This filing was completed in May 2001, hearings were held in November 2001 and final briefs were filed in January 2002. The outcome of this process cannot be predicted, but could potentially result in a refund of past collections by IP&L to its customers.

                     ALLIANT ENERGY RESULTS OF OPERATIONS

All "per share" references in the Results of Operations section refer to earnings per diluted share. Refer to Note 1(a) of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8 for discussion of the various components of Alliant Energy's business.

Overview - Alliant Energy's EPS for 2001, 2000 and 1999 were as follows:
--------

                                                                                2001        2000 *         1999
                                                                              ----------   ----------    ---------
EPS per accounting principles generally accepted in the U.S.                    $2.14        $5.03         $2.51
Plus:  EPS related to non-cash SFAS 133 valuation charges:
          30-year exchangeable senior notes                                      0.26          --            --
          Electricity derivatives of a foreign affiliate of Alliant Energy       0.02          --            --
Less:  EPS related to income from Alliant Energy's adoption of SFAS 133           --          2.58           --
Less:  EPS related to gains on sales of McLeod stock                              --          0.20          0.32
                                                                              ----------   ----------    ---------
Adjusted EPS                                                                    $2.42        $2.26         $2.19
                                                                              ==========   ==========    =========

*  Components do not foot to total due to rounding.

The 2001 increase in adjusted earnings was primarily due to an increase from Alliant Energy's non-regulated businesses of $0.14 per share ($0.36 and $0.22 per share in 2001 and 2000, respectively). Contributing to the increase were higher earnings from Alliant Energy's Investments business unit of $0.24 per share, led by record earnings from Alliant Energy's oil and gas business, and the impact of lower short-term interest rates. These items were partially offset by lower earnings from Alliant Energy's non-regulated Generation and Trading ($0.10 per share), International ($0.08 per share) and Integrated Services ($0.04 per share) business units. Earnings from utility operations decreased $0.07 per share ($2.05 and $2.12 per share in 2001 and 2000, respectively) due to increased operating expenses and lower gas margins, partially offset by a lower effective income tax rate, higher electric margins, a reduction of net interest expense and increased steam margins. Income of $0.13 per share ($0.08 and $0.05 per share at the parent company and IP&L, respectively) from the resolution of a significant tax case Alliant Energy had pursued for years also contributed to the 2001 increase in adjusted earnings.

Alliant Energy's transactions with Enron had a modest negative impact on Alliant Energy's electric and gas utility margins. Weather did not have a material impact on Alliant Energy's 2001 utility results as the benefits from a colder than normal first quarter, high humidity levels for a portion of the summer and income realized from a weather hedge Alliant Energy had in place in the fourth quarter largely offset the impact of an extremely mild fourth quarter.

In the previous table, all of the adjustments to EPS per accounting principles generally accepted in the U.S. were recorded at Alliant Energy's non-regulated businesses. The increased earnings from Alliant Energy's oil and gas business (Whiting) resulted from higher gas prices earlier in 2001, increased oil and gas sales volumes and income of $0.07 per share from a reduction in the estimated dismantlement cost of an offshore oil and gas platform, partially offset by higher operating and interest expenses. Increased earnings from Alliant Energy's affordable housing business also contributed to higher earnings from the Investments business unit. The lower earnings from Alliant Energy's non-regulated Generation and Trading business unit were the result of less volatile market prices, fewer weather-related trading opportunities in 2001 and charges for development costs from a merchant plant project that was canceled in 2001 that failed to meet Alliant Energy's required returns. The decreased income from the International business unit was due to lower results from Alliant Energy's Brazil and New

Zealand/Australian investments, partially offset by increased income from Alliant Energy's investments in China. Refer to "Interest Expense and Other" for discussion of the results from Alliant Energy's investments in Brazil and New Zealand/Australia. The increase for China was largely due to the addition of five combined heat and power facilities to Alliant Energy's China portfolio in the last fifteen months. The lower results from the Integrated Services business unit were largely due to impacts of the slowing economy and transactions its gas marketing business had with Enron, partially offset by a one-time charge related to a loss on a contract in 2000.

Alliant Energy incurred charges of $0.04 per share in 2001 as a result of Enron's fourth quarter bankruptcy filing.

The increase in adjusted earnings for 2000 was primarily due to increased earnings at Whiting and Alliant Energy's non-regulated Generation and Trading business unit, partially offset by higher interest expense to fund Alliant Energy's strategic growth initiatives and the dilutive effect of Alliant Energy's January 2000 investment in several Brazilian utilities. Within the utility business, increased electric margins were offset by higher operating expenses.

Electric Utility Operations - Electric margins and MWh sales for Alliant
---------------------------
Energy for 2001, 2000 and 1999 were as follows (in thousands):

                                             Revenues and Costs                                     MWhs Sold
                            ------------------------------------------------------ --------------------------------------------
                                 2001         2000      *          1999       **     2001     2000      *       1999      **
                            ------------ ------------ ------- ------------  ------ ------- --------- ------- --------- --------
Residential                     $599,074     $567,283   6%        $541,714     5%    7,344    7,161    3%       7,024     2%
Commercial                       373,145      349,019   7%         329,487     6%    5,464    5,364    2%       5,260     2%
Industrial                       543,471      501,155   8%         476,140     5%   12,469   13,092   (5%)     13,036    --
                            ------------ ------------         ------------         ------- ---------         ---------
   Total from ultimate
      customers                1,515,690    1,417,457   7%       1,347,341     5%   25,277   25,617   (1%)     25,320     1%
Sales for resale                 184,507      173,148   7%         155,801    11%    4,936    4,906    1%       5,566   (12%)
Other                             56,359       57,431  (2%)         45,796    25%      168      174   (3%)        162     7%
                            ------------ ------------         ------------         ------- ---------         ---------
   Total revenues/sales        1,756,556    1,648,036   7%       1,548,938     6%   30,381   30,697   (1%)     31,048    (1%)
                                                                                   ======= =========         =========
Electric production
   fuels expense                 292,002      271,073   8%         247,136    10%
Purchased-power expense          403,166      294,818  37%         255,446    15%
                            ------------ ------------         ------------
   Margin                     $1,061,388   $1,082,145  (2%)     $1,046,356     3%
                            ============ ============         ============
* Reflects the percent change from 2000 to 2001.  ** Reflects the percent change from 1999 to 2000.


Due to the formation of ATC on January 1, 2001, electric margin in 2001 included wheeling expenses from ATC of $30 million. Such expenses were offset by equity income (WP&L accounts for its investment in ATC under the equity method), reduced other operation and maintenance expenses and lower depreciation expense, resulting in no significant net income impact due to the formation of ATC. On a comparable basis, electric margin increased $9.6 million, or 1 percent, and $35.8 million, or 3 percent, for 2001 and 2000, respectively. The 2001 increase was primarily due to lower purchased-power and fuel costs impacting margin, increased residential and commercial sales due to more favorable weather conditions in 2001 compared to 2000 and continued retail customer growth. These items were partially offset by $10 million of income recorded in 2000 for a change in estimate of WP&L's utility services rendered but unbilled at month-end and lower industrial sales, largely due to impacts of a slowing economy.

The 2000 increase was primarily due to increased sales to retail customers due to continued economic growth in Alliant Energy's utility subsidiaries' service territories, the favorable $10 million change in estimate of WP&L's utility services rendered but unbilled at month-end, increased energy conservation revenues and increased capacity sales. These items were partially offset by higher purchased-power and fuel costs and the impact of milder weather conditions on electric margin in 2000 compared to 1999. The 1999 margin also included a favorable $9 million change in estimate of IESU's and IPC's utility services rendered but unbilled at month-end in Iowa.

Refer to Note 1(j) of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8 for information relating to utility fuel cost recovery. Refer to "Utility Industry Review - Rates and Regulatory Matters" for discussion of an IUB fuel investigation and various rate filings.

Gas Utility Operations - Gas margins and Dth sales for Alliant Energy for
----------------------
2001, 2000 and 1999 were as follows (in thousands):

                                         Revenues and Costs                                       Dths Sold
                         ---------------------------------------------------- --------------------------------------------------
                            2001          2000      *        1999       **       2001        2000       *       1999       **
                         ------------ ----------- ------- ----------- ------- ---------- ---------- -------- ---------- --------
Residential                $270,248      $245,697   10%     $185,090    33%      29,580      32,026    (8%)     30,309      6%
Commercial                  141,121       127,104   11%       89,118    43%      18,055      19,696    (8%)     18,349      7%
Industrial                   31,262        27,752   13%       21,855    27%       5,344       5,350    --        5,963    (10%)
Transportation/other         45,246        14,395  214%       18,256   (21%)     48,539      43,931    10%      46,954     (6%)
                         ------------ -----------         -----------         ---------- ----------          ----------
   Total revenues/sales     487,877       414,948   18%      314,319    32%     101,518     101,003     1%     101,575     (1%)
                                                                              ========== ==========          ==========
Cost of utility gas sold    360,911       278,734   29%      180,519    54%
                         ------------ -----------         -----------
   Margin                  $126,966      $136,214   (7%)    $133,800     2%
                         ============ ===========         ===========
* Reflects the percent change from 2000 to 2001.  ** Reflects the percent change from 1999 to 2000.

Gas revenues and cost of utility gas sold increased significantly for 2001 and 2000 due to the large increase in natural gas prices in the first half of 2001 and last half of 2000. Due to Alliant Energy's rate recovery mechanisms for gas costs, these increases alone had little impact on gas margin. Gas margin decreased $9.2 million, or 7 percent, and increased $2.4 million, or 2 percent, for 2001 and 2000, respectively. The 2001 decrease was largely due to lower retail sales primarily related to unusually high gas prices earlier in 2001 as some customers either chose alternative fuel sources or used less natural gas, the impact of the slowing economy and losses associated with current commodity costs at WP&L, which are shared by ratepayers and shareowners. The 2000 increase in gas margin was largely due to more favorable weather conditions in the 2000 heating season compared to 1999. Alliant Energy realized pre-tax income of $4.0 million, $2.2 million and $5.1 million from weather hedges it had in place in 2001, 2000 and 1999, respectively, which is recorded in "Miscellaneous, net" in the Consolidated Statements of Income.

Refer to Note 1(j) of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8 for information relating to utility natural gas cost recovery.

Non-regulated and Other Revenues - Details regarding Alliant Energy's
--------------------------------
non-regulated and other revenues and data relating to Whiting's oil and gas operations for 2001, 2000 and 1999 are as follows:

Non-regulated and other revenues (in millions):                    2001            2000            1999
                                                               --------------  --------------  --------------
   Integrated Services                                               $242            $172            $126
   Investments:
        Whiting                                                       135              94              63
        Other                                                          45              44              47
   International                                                       85              --              --
   Other                                                               26              32              29
                                                               --------------  --------------  --------------
                                                                     $533            $342            $265
                                                               ==============  ==============  ==============
Whiting's volumes sold (in thousands):
     Oil (barrels)                                                  2,087           1,562            1,317
     Gas (Dth)                                                     19,751          16,905           17,915
Whiting's average product prices (excludes hedging activity):
     Oil                                                           $23.85          $26.96           $14.75
     Gas                                                            $3.82           $3.51            $2.23


The 2001 Integrated Services increase was primarily due to acquisitions in the third and fourth quarters of 2000 of various energy services businesses. Although gas prices were high at the beginning of 2001, these prices began to decline throughout the year. Whiting mitigated some of the impact of the decrease in prices in the latter half of 2001 by using physical forward contracts to lock in a portion of its volumes at prices higher than the prevailing market prices. The higher sales volumes in 2001 at Whiting were largely due to its continued acquisitions of proven reserves. The 2001 International increase resulted from the December 2000 change from the equity method of accounting to the consolidation method for an investment in China and the addition of five combined heat and power facilities to Alliant Energy's China portfolio in the last fifteen months. The 2000 Integrated Services increase was primarily due to various business acquisitions in 2000, increased activity in Alliant Energy's energy marketing business and greater demand for environmental and engineering services. Refer to Note 13 of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8 for additional information on Whiting.

Other Operating Expenses - Other operation and maintenance expenses for 2001, 2000 and 1999 were as follows (in millions):

                                        2001           2000            1999
                                    -------------  -------------   -------------
Utility                                   $509          $497            $477
Integrated Services                        229           158             114
Investments:
     Whiting                                47            37              35
     Other                                  27            29              28
International                               70             5               7
Other                                        6             9               8
                                    -------------  -------------  -------------
                                          $888          $735           $669
                                    =============  =============  =============


The 2001 utility increase was primarily due to higher transmission wheeling and other costs in Alliant Energy's energy delivery business unit, increased nuclear operating costs (partially due to a planned refueling outage at Kewaunee in 2001), higher uncollectible customer account balances largely due to the unusually high gas prices earlier in the year and higher costs in the generation business unit. Such increases were partially offset by the impact of the formation of ATC earlier in 2001, as discussed in "Electric Utility Operations." The 2000 utility increase was primarily due to a planned refueling outage at Kewaunee, higher expenses in the energy delivery and generation business units, increases in administrative and general expenses and higher energy conservation expenses. These increases were partially offset by expenses incurred in 1999 relating to Alliant Energy's Year 2000 program.

The 2001 Integrated Services increase was primarily due to the acquisitions of the various energy services businesses, partially offset by a one-time charge of $4 million related to a loss on a contract in 2000. The increase at Whiting was largely due to the increased production volumes. The International increase was largely due to the December 2000 change in accounting method for the China investment and the new power facilities. The 2000 Integrated Services increase was primarily due to increased expenses from the energy marketing business, the 2000 business acquisitions and the one-time charge of $4 million.

Depreciation and amortization expense increased $11.8 million and $43.2 million in 2001 and 2000, respectively. Contributing to both increases were acquisitions at the non-regulated businesses and utility property additions. The 2001 increase was partially offset by a $9 million reduction in the estimated dismantlement cost of an offshore oil and gas platform at Whiting and the impact of the formation of ATC earlier in 2001, as discussed in "Electric Utility Operations." The lower dismantlement cost was due to the successful efforts to have the facility designated as a permanent facility, therefore reducing the amount of dismantlement required. Earnings on the WP&L nuclear decommissioning trust fund also partially offset the 2001 increase, but contributed to the 2000 increase (approximately $20 million). The accounting for earnings on the nuclear decommissioning trust fund results in no net income impact. Miscellaneous, net income increases for earnings on the trust fund and the corresponding offset is recorded through depreciation expense at WP&L.

Taxes other than income taxes increased $5.9 million in 2001 primarily due to increased gross receipts, payroll and oil and gas production taxes.

Interest Expense and Other - Alliant Energy recorded income tax and
--------------------------
associated interest income of $0.13 per share in 2001 related to a ruling in a tax refund case. The federal government decided in the fourth quarter of 2001 not to pursue the ruling in favor of Alliant Energy by the U.S. Court of Appeals for the Eighth Circuit dealing with capital losses disallowed under audit by the IRS and certain related deductions. An additional potential refund remains a contested issue in this case. Alliant Energy cannot offer any assurance it will be successful in obtaining this additional refund and has not recognized any income for the potential additional refund.

Interest expense increased $16.9 million and $37.4 million in 2001 and 2000, respectively. Contributing to both increases were higher non-regulated borrowings to fund a large portion of its strategic growth initiatives as Alliant Energy had non-regulated construction and acquisition expenditures of $478 million and $762 million in 2001 and 2000, respectively. Partially offsetting the 2001 increase was the impact of lower interest rates on Alliant Energy's variable rate borrowings. Also contributing to the 2000 increase were higher utility borrowings and higher interest rates associated with short-term debt outstanding.

Equity income (loss) from Alliant Energy's unconsolidated investments for 2001, 2000 and 1999 was as follows (in millions):

                                        2001           2000           1999
                                    -------------  -------------  -------------
New Zealand/Australia                     $17             $3            $--
ATC (began operations 1/01/01)             15             --             --
Cargill-Alliant                             7             15              5
China                                       2              1             (1)
Brazil                                     (4)             3             --
Other                                      (1)            (3)            (1)
                                    -------------  -------------  -------------
                                          $36            $19             $3
                                    =============  =============  =============


Equity income from unconsolidated investments increased $17 million and $16 million in 2001 and 2000, respectively. The 2001 New Zealand/Australia increase was primarily due to $16 million of pre-tax non-cash SFAS 133 valuation income from Southern Hydro, partially offset by the impact of a drought in New Zealand in 2001. The lower earnings in 2001 at Alliant Energy's electricity-trading joint venture were due to less volatile market prices and fewer weather-related trading opportunities in 2001. The majority of Alliant Energy's investment in China is accounted for under the consolidation method. The lower results from Alliant Energy's Brazil investments in 2001 were largely due to lower sales related to a severe drought; impacts of a settlement reached in the fourth quarter of 2001 between the Brazil government and the distribution companies related to the economic resolution of the impacts of rationing, the recovery of past costs and the prices allowed for sales of excess generation into the spot market; commercial energy losses; higher uncollectible customer account balances; and higher interest expense. In connection with the settlement reached with the government, Alliant Energy's Brazil investments recorded an asset (Alliant Energy's share was approximately $35 million) related to legislation allowing the companies to collect these revenues in future rates. Such revenues have already been recognized in earnings. As a result of the Brazil drought in 2001, the government implemented a significant electricity rationing program in June 2001 given that the large majority of generation in Brazil is hydroelectric. Brazil has recently been receiving significant rainfall resulting in the hydro plant water levels returning to more normal levels. Accordingly, the government completely lifted the rationing requirements effective March 1, 2002. Alliant Energy and its Brazilian partners are also executing a plan designed to achieve significant reductions in commercial energy losses and enhanced collection of customer receivables. The 2000 increase in equity income from unconsolidated investments was primarily due to the increased earnings from Alliant Energy's electricity-trading joint venture due to more weather-related trading opportunities in 2000 and earnings from investments made in Brazil and New Zealand/Australia in 2000.

On July 1, 2000, Alliant Energy adopted SFAS 133 for its consolidated entities. Related to the adoption, Alliant Energy recorded a $321.3 million pre-tax gain from the designation of a portion of Alliant Energy's McLeod holdings as trading securities. This gain related to the unrealized appreciation in value of approximately 27 percent of Alliant Energy's McLeod holdings that were designated as trading as of the adoption date.

In 2000 and 1999, Alliant Energy sold approximately 1.3 million and 4.3 million shares, respectively, of its investment in McLeod, resulting in pre-tax gains of approximately $24 million and $40 million, respectively.

Miscellaneous, net income decreased $21.8 million and increased $14.1 million in 2001 and 2000, respectively. The 2001 decrease was largely due to higher non-cash SFAS 133 valuation charges of $33 million related to the net change in the value of the McLeod trading securities and the derivative component of Resources' exchangeable senior notes, reduced nuclear decommissioning trust fund earnings and lower gains from asset sales. The decreases were partially offset by higher interest income, including $10 million and $4 million from tax settlements in 2001 and 2000, respectively. Alliant Energy realized $4.0 million, $2.2 million and $5.1 million of income from weather hedges in 2001, 2000 and 1999, respectively. The 2000 increase was primarily due to a change of $102 million in the value of the derivative component of Resources' exchangeable senior notes and increased interest income (including nuclear decommissioning trust fund earnings and $4 million recognized from a tax settlement at IESU), partially offset by a decrease of $103 million in the value of the McLeod trading securities and a decrease of $4 million in gains from sales of certain investments at Whiting and New Zealand.

Refer to Note 10(a) of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8 for additional information related to the exchangeable senior notes embedded derivative, the McLeod trading securities and the cumulative effect of a change in accounting principle.

Income Taxes - The effective income tax rates for Alliant Energy were 23.8
------------
percent, 38.1 percent and 37.2 percent in 2001, 2000 and 1999, respectively. Refer to Note 5 of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8 for additional information.

                          IESU RESULTS OF OPERATIONS

Overview - IESU's earnings available for common stock decreased $3.5 million
--------
and increased $8.0 million in 2001 and 2000, respectively. The 2001 decrease was primarily due to increased other operation and maintenance expenses and lower electric and gas margins, partially offset by a lower effective income tax rate and higher interest income. The 2000 increase was primarily due to reduced other operation and maintenance expenses, higher electric and gas margins and a lower effective income tax rate, partially offset by increased depreciation and amortization expense. Higher interest income, largely due to a tax settlement realized in 2000, also contributed to the 2000 increase.

Weather did not have a material impact on IESU's 2001 results as the benefits from a colder than normal first quarter, high humidity levels for a portion of the summer and income realized from a weather hedge IESU had in place in the fourth quarter largely offset the impact of an extremely mild fourth quarter.

Electric Utility Operations - Electric margins and MWh sales for IESU for
---------------------------
2001, 2000 and 1999 were as follows (in thousands):

                                            Revenues and Costs                                    MWhs Sold
                            ---------------------------------------------------  ---------------------------------------------
                                2001       2000         *       1999      **       2001      2000       *      1999       **
                            ---------- -----------  ------- ----------- -------  -------- --------- -------- --------  -------
Residential                   $248,271   $236,084       5%    $230,422    2%       2,801     2,742     2%      2,685     2%
Commercial                     194,187    182,068       7%     176,251    3%       2,747     2,701     2%      2,658     2%
Industrial                     201,430    188,734       7%     181,740    4%       4,809     5,053    (5%)     5,072    --
                            ---------- -----------          -----------          -------- ---------          --------
   Total from ultimate
      customers                643,888    606,886       6%     588,413    3%      10,357    10,496    (1%)    10,415     1%
Sales for resale                42,331     31,046      36%      28,479    9%       1,075     1,044     3%      1,392   (25%)
Other                           14,707     13,527       9%      11,058   22%          38        40    (5%)        40    --
                            ---------- -----------          -----------          -------- ---------          --------
   Total revenues/sales        700,926    651,459       8%     627,950    4%      11,470    11,580    (1%)    11,847    (2%)
                                                                                 ======== =========          ========
Electric production
   fuels expense               114,550    100,816      14%      80,079   26%
Purchased-power expense        127,588     83,575      53%      82,402    1%
                            ---------- -----------          -----------
   Margin                     $458,788   $467,068      (2%)   $465,469   --
                            ========== ===========          ===========
* Reflects the percent change from 2000 to 2001.  ** Reflects the percent change from 1999 to 2000.


Electric margin decreased $8.3 million, or 2%, and increased $1.6 million for 2001 and 2000, respectively. The 2001 decrease was primarily due to increased purchased-power capacity costs, reduced recoveries of $4 million in concurrent and previously deferred expenditures for Iowa-mandated energy efficiency expenditures and lower industrial sales largely due to impacts of a slowing economy. The recovery for energy efficiency programs in Iowa is in accordance with IUB orders (a portion of these recoveries is offset as they are also amortized to expense in other operation and maintenance expense). These items were partially offset by increased residential and commercial sales due to more favorable weather conditions in 2001 compared to 2000 and continued retail customer growth.

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

Refer to Note 1(j) of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8 for information relating to utility fuel cost recovery. Refer to "Utility Industry Review - Rates and Regulatory Matters - IP&L" for information on IP&L's rate matters.

Gas Utility Operations - Gas margins and Dth sales for IESU for 2001, 2000
----------------------
and 1999 were as follows (in thousands):

                                       Revenues and Costs                                 Dths Sold
                        ------------------------------------------------- -------------------------------------------
                            2001       2000     *        1999        **      2001     2000      *     1999      **
                        ---------- ---------- ------- ----------  ------- --------- -------  ------ -------- --------
Residential               $126,833   $117,132   8%      $88,302      33%    13,888  14,829    (6%)   13,778     8%
Commercial                  65,029     57,671  13%       40,459      43%     8,341   8,753    (5%)    8,077     8%
Industrial                  17,814     15,377  16%       11,543      33%     3,423   3,063    12%     3,291    (7%)
Transportation/other        10,593      6,001  77%        5,521       9%    10,609  10,061     5%    10,236    (2%)
                        ---------- ----------         ----------          --------- -------         --------
   Total revenues/sales    220,269    196,181  12%      145,825      35%    36,261  36,706    (1%)   35,382     4%
                                                                          ========= =======         ========
Cost of gas sold           164,747    136,352  21%       88,308      54%
                        ---------- ----------         ----------
   Margin                  $55,522    $59,829  (7%)     $57,517       4%
                        ========== ==========         ==========
* Reflects the percent change from 2000 to 2001.  ** Reflects the percent change from 1999 to 2000.


Gas revenues and cost of gas sold increased significantly for 2001 and 2000 due to the large increase in natural gas prices in the first half of 2001 and last half of 2000. Such increases alone had no impact on IESU's gas margin given its rate recovery mechanism for gas costs. Gas margin decreased $4.3 million, or 7%, and increased $2.3 million, or 4%, for 2001 and 2000, respectively. The 2001 decrease was largely due to lower retail sales primarily related to unusually high gas prices earlier in 2001 as some customers either chose alternative fuel sources or used less natural gas, the impact of the slowing economy and decreased energy efficiency recoveries.
The 2000 increase was largely due to more favorable weather conditions.
Refer to Note 1(j) of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8 for information relating to natural gas cost recovery.

Other Operating Expenses - IESU's other operation and maintenance expenses
------------------------
increased $15.7 million and decreased $7.2 million for 2001 and 2000, respectively. The 2001 increase was primarily due to higher: transmission wheeling and other energy delivery costs; maintenance costs at IESU's fossil-plants; uncollectible customer account balances largely due to the unusually high gas prices earlier in the year and a downturn in the economy; and nuclear operating costs. These items were partially offset by a decrease of $3.7 million in energy efficiency expenses and one-time fees in 2000 related to the transfer from the MAPP reliability region to the MAIN region. The 2000 decrease was primarily due to a decrease of $3.5 million in energy efficiency expenses, expenses incurred in 1999 relating to IESU's Year 2000 program and lower employee benefits costs. These items were partially offset by higher nuclear operating costs and the one-time fees related to the transfer from the MAPP reliability region to the MAIN region in 2000.

Depreciation and amortization expenses increased $2.4 million and $7.0 million for 2001 and 2000, respectively, primarily due to property additions and amortization of software.

Interest Expense and Other - Miscellaneous, net income increased $7.7 million
--------------------------
and $1.3 million for 2001 and 2000, respectively. The 2001 increase was primarily due to higher interest income and income from a weather hedge IESU had in place in the fourth quarter of 2001. IESU realized $5 million and $4 million in interest income from tax settlements in 2001 and 2000, respectively. In 2000, the tax settlement interest income was partially offset by lower other interest income.

Income Taxes - The effective income tax rates were 33.9%, 40.2% and 42.6% in
------------
2001, 2000 and 1999, respectively. Refer to Note 5 of IESU's "Notes to Consolidated Financial Statements" in Item 8 for additional information.

                          WP&L RESULTS OF OPERATIONS

Overview - WP&L's earnings available for common stock increased $2.1 million
--------
and $0.6 million in 2001 and 2000, respectively. The 2001 increase was primarily due to higher electric margins and a lower effective income tax rate, partially offset by increased operating expenses and lower gas margins. The 2000 increase was primarily due to higher electric margins and a reduced effective income tax rate, largely offset by increased operation and maintenance, depreciation and amortization and interest expenses.

Weather did not have a material impact on WP&L's 2001 results as the benefits from a colder than normal first quarter, high humidity levels for a portion of the summer and income realized from a weather hedge WP&L had in place in the fourth quarter largely offset the impact of an extremely mild fourth quarter.

Electric Utility Operations - Electric margins and MWh sales for WP&L for
---------------------------
2001, 2000 and 1999 were as follows (in thousands):

                                            Revenues and Costs                                  MWhs Sold
                            --------------------------------------------------- -------------------------------------------
                               2001        2000      *         1999      **       2001     2000      *      1999       **
                            ---------- ----------- ------- ----------- -------- -------- -------- ------- --------  -------
Residential                  $248,128    $229,668    8%      $213,496     8%      3,318    3,151    5%      3,111     1%
Commercial                    138,269     127,199    9%       116,947     9%      2,122    2,031    4%      1,980     3%
Industrial                    207,791     190,085    9%       171,118    11%      4,538    4,688   (3%)     4,570     3%
                            ---------- -----------         -----------          -------- --------          -------
   Total from ultimate
      customers               594,188     546,952    9%       501,561     9%      9,978    9,870    1%      9,661     2%
Sales for resale              131,187     115,715   13%       102,751    13%      3,524    3,228    9%      3,252    (1%)
Other                          28,075      29,524   (5%)       22,295    32%         61       63   (3%)        54    17%
                            ---------- -----------         -----------          -------- --------          -------
   Total revenues/sales       753,450     692,191    9%       626,607    10%     13,563   13,161    3%     12,967     1%
                                                                                ======== ========          =======
Electric production
   fuels expense              120,722     113,208    7%       110,521     2%
Purchased-power expense       217,306     146,939   48%       107,598    37%
                            ---------- -----------         -----------
   Margin                    $415,422    $432,044   (4%)     $408,488     6%
                            ========== ===========         ===========
* Reflects the percent change from 2000 to 2001.  ** Reflects the percent change from 1999 to 2000.


Due to the formation of ATC on January 1, 2001, electric margin in 2001 included wheeling expenses from ATC of $30 million. Such expenses were offset by equity income (WP&L accounts for its investment in ATC under the equity method), reduced other operation and maintenance expenses and lower depreciation expense, resulting in no significant net income impact due to the formation of ATC. On a comparable basis, electric margin increased $13.8 million, or 3%, and $23.6 million, or 6%, during 2001 and 2000, respectively. The 2001 increase was primarily due to lower purchased-power and fuel costs impacting margin, increased residential and commercial sales due to more favorable weather conditions in 2001 compared to 2000 and continued retail customer growth. These items were partially offset by $10 million of income recorded in 2000 for a change in estimate of utility services rendered but unbilled at month-end and lower industrial sales, largely due to impacts of a slowing economy.

The 2000 increase was primarily due to increased sales to retail customers due to continued economic growth in WP&L's service territory, the favorable $10 million change in estimate of utility services rendered but unbilled at month-end and increased energy conservation revenues. These items were partially offset by the impact of milder weather conditions in 2000 compared to 1999 and higher purchased-power and fuel costs.

Refer to Note 1(j) of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8 for information relating to utility fuel cost recovery. Refer to "Utility Industry Review - Rates and Regulatory Matters - WP&L" for information on WP&L's rate filings.

Gas Utility Operations - Gas margins and Dth sales for WP&L for 2001, 2000
----------------------
and 1999 were as follows (in thousands):

                                      Revenues and Costs                                 Dths Sold
                        ------------------------------------------------ ------------------------------------------
                           2001        2000      *       1999     **       2001     2000      *      1999      **
                        ----------  --------- ------- --------- -------- -------- -------- ------- -------- -------
Residential              $107,673    $96,204     12%   $69,662    38%     11,754   12,769    (8%)   12,070    6%
Commercial                 58,658     54,512      8%    35,570    53%      7,572    8,595   (12%)    7,771   11%
Industrial                  8,907      8,581      4%     6,077    41%      1,197    1,476   (19%)    1,520   (3%)
Transportation/other       31,625      5,855    440%     9,461   (38%)    16,866   13,680    23%    13,237    3%
                        ----------  ---------         ---------          -------- --------         --------
   Total revenues/sales   206,863    165,152     25%   120,770    37%     37,389   36,520     2%    34,598    6%
                                                                         ======== ========         ========
Cost of gas sold          153,823    107,131     44%    64,073    67%
                        ----------  ---------         ---------
   Margin                 $53,040    $58,021     (9%)  $56,697     2%
                        ==========  =========         =========
* Reflects the percent change from 2000 to 2001.  ** Reflects the percent change from 1999 to 2000.


Gas revenues and cost of gas sold increased significantly for 2001 and 2000 due to the large increase in natural gas prices in the first half of 2001 and last half of 2000. Due to WP&L's rate recovery mechanisms for gas costs, these increases alone had little impact on gas margin. Gas margin decreased $5.0 million, or 9%, and increased $1.3 million, or 2%, during 2001 and 2000, respectively. The 2001 decrease was largely due to lower retail sales primarily related to unusually high gas prices earlier in 2001 as some customers either chose alternative fuel sources or used less natural gas, the impact of the slowing economy and losses associated with current commodity costs, which are shared by ratepayers and shareowners. The 2000 increase was largely due to more favorable weather conditions in the 2000 heating season compared to 1999, partially offset by reduced energy conservation revenues. WP&L realized pre-tax income of $2 million, $2 million and $5 million from weather hedges it had in place in 2001, 2000 and 1999, respectively, which is recorded in "Miscellaneous, net" in WP&L's Consolidated Statements of Income. Refer to Note 1(j) of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8 for information relating to natural gas cost recovery.

Other Operating Expenses - Due to the formation of ATC in 2001, WP&L incurred
------------------------
$10 million of operation and maintenance expenses in 2000 that were not incurred in 2001. On a comparable basis, other operation and maintenance expenses increased $7.6 million and $16.8 million for 2001 and 2000, respectively. The 2001 increase was primarily due to higher nuclear operating costs (partially due to a planned refueling outage at Kewaunee in the fourth quarter of 2001), higher uncollectible customer account balances largely due to the unusually high gas prices earlier in the year and higher other administrative and general costs. These items were partially offset by decreased fossil-plant maintenance expenses. The 2000 increase was primarily due to a planned refueling outage at Kewaunee, higher expenses in the energy delivery business unit, increased energy conservation expense and increased maintenance expenses. The 2000 increases were partially offset by expenses incurred in 1999 relating to WP&L's Year 2000 program.

Depreciation and amortization expense decreased $10.8 million and increased $26.9 million for 2001 and 2000, respectively. The 2001 decrease was primarily due to the impact of the formation of ATC and decreased earnings on the nuclear decommissioning trust fund, partially offset by increased expense due to property additions. The 2000 increase was primarily due to increased earnings in the nuclear decommissioning trust fund of approximately $20 million, property additions and higher amortization expense. The accounting for earnings on the nuclear decommissioning trust funds results in no net income impact. Miscellaneous, net income is increased for earnings on the trust fund, which is offset in depreciation expense.

Taxes other than income taxes increased $3.3 million for 2001 due to increased gross receipts and payroll taxes.

Interest Expense and Other - Interest expense increased $3.7 million in 2000
--------------------------
due to higher interest rates and borrowings outstanding.

Equity income from unconsolidated investments increased $15.0 million for 2001, largely due to ATC beginning operations on January 1, 2001.

Miscellaneous, net income decreased $3.5 million and increased $18.4 million in 2001 and 2000, respectively, primarily due to differences in earnings in the nuclear decommissioning trust fund. WP&L realized $2 million, $2 million and $5 million of income from weather hedges in 2001, 2000 and 1999, respectively.

Income Taxes - The effective income tax rates were 35.9%, 37.5% and 39.2% in
------------
2001, 2000 and 1999, respectively. Refer to Note 5 of WP&L's "Notes to Consolidated Financial Statements" in Item 8 for additional information.

                        LIQUIDITY AND CAPITAL RESOURCES

Overview - Given Alliant Energy's financing flexibility, including access to
--------
both the debt and equity securities markets, management believes it has the necessary financing capabilities in place to adequately finance its capital requirements for the foreseeable future. Alliant Energy's capital requirements are primarily attributable to Resources' acquisition and investment opportunities, its utility subsidiaries' construction and acquisition programs and its debt maturities. Alliant Energy expects to meet its future capital requirements with cash generated from operations, sales of assets and external financings. The level of cash generated from operations is partially dependent on economic conditions, legislative activities and timely regulatory recovery of utility costs. Liquidity and capital resources are also affected by costs associated with environmental and regulatory issues.

In October 2001, Alliant Energy and Resources received SEC approval for their ongoing program of external financing, credit support arrangements and other related proposals for the period through December 31, 2004. Among other things, the approval authorized Alliant Energy directly or through financing subsidiaries to issue common and preferred stock, unsecured long-term debt securities and other equity-linked securities up to an amount of $1.5 billion; to provide guarantees and credit support for obligations of its subsidiaries up to an amount of $3 billion; to enter into hedging transactions to manage interest rate costs and risk exposure; and to increase its aggregate investment limit in EWGs and FUCOs to 100 percent of consolidated retained earnings. The approval, among other things, also authorized Resources to provide guarantees and credit support for obligations of non-utility subsidiaries up to an amount of $600 million outstanding at any one time and to expend up to $800 million to construct or acquire energy assets that are incidental to the energy marketing and oil and gas productions of its subsidiaries.

Based on current expectations, Alliant Energy plans to invest approximately $4 billion in various capital projects and investments in 2002-2006, including domestic and international acquisitions, generation projects and environmental compliance initiatives. These various investments are described in detail below.

Cash Flows - In 2001, Alliant Energy's cash flows from financing activities
----------
decreased $408 million primarily due to net changes in amount of debt issued and retired, partially offset by proceeds from the issuance of common stock in 2001; and cash flows used for investing activities decreased $272 million primarily due to lower non-regulated investments. In 2000, Alliant Energy's cash flows from financing activities increased $507 million primarily as a result of $402.5 million of exchangeable senior notes issued to fund investments in the non-regulated businesses, including a $347 million investment in Brazil.

In 2001, IESU's cash flows from operating activities decreased $22 million primarily due to customer refunds associated with MGP insurance proceeds; cash flows used for financing activities decreased $39 million primarily due to net changes in the amount of debt issued and retired; and cash flows used for investing activities increased $16 million due to increased levels of construction expenditures. In 2000, IESU's cash flows from operating activities increased $49 million due to changes in working capital. IESU's cash flows used for financing activities decreased $17 million primarily due to increased common stock dividends in 1999 as no dividend payments were made in the last three quarters of 1998 due to merger-related tax considerations. As a result, the dividend payment in the first quarter of 1999 was larger than IESU's historical quarterly payment. Cash flows used for investing activities increased $13 million in 2000 due to increased levels of construction expenditures.

In 2001, WP&L's cash flows from operating activities decreased $40 million due to changes in working capital. In 2001, WP&L's cash flows used for financing activities increased $14 million due to common stock dividends paid in 2001 as no dividends were declared in 2000 due to management of WP&L's capital structure, partially offset by a capital contribution of $35 million by the parent company and changes in debt issued and retired. Cash flows used for investing activities decreased $57 million in 2001 due to proceeds received from the transfer of WP&L's transmission assets to ATC which were partially offset by increased levels of construction expenditures. In 2000, WP&L's cash flows used for financing activities increased $20 million due to changes in debt issued and retired and a capital contribution of $30 million in 1999 from the parent company, partially offset by no common stock dividends declared in 2000 due to management of its capital structure.

Equity - In November 2001, Alliant Energy completed a public offering of
------
9.775 million shares of its common stock at a price per share to the public of $28.00. The net proceeds of approximately $263 million were used to repay short-term debt.

Long-Term Debt - At December 31, 2001, Resources had available $450 million
--------------
of committed bank lines of credit extending through October 2003 for direct borrowing or to support commercial paper, of which $384 million of commercial paper was outstanding. Commitment fees are paid to maintain this facility and there were no conditions restricting the unused credit at December 31, 2001. Currently, Resources anticipates this facility will be renewed upon expiration.

This credit facility agreement, as well as the $150 million facility discussed below in "Short-Term Debt," contains various covenants, including requirements that Alliant Energy maintain a consolidated debt-to-capital ratio of less than 65 percent and a consolidated net worth of at least $1.4 billion. The debt component of the capital ratio includes long- and short-term debt, as well as guarantees and capital lease obligations, and the common equity component excludes accumulated other comprehensive income
(loss). Alliant Energy's debt-to-capital ratio and net worth at December 31, 2001 were 58 percent and $1.92 billion, respectively.

At December 31, 2001, Alliant Energy, IESU and WP&L had $685 million, $93 million and $150 million, respectively, of long-term debt that will mature prior to December 31, 2006. Depending on market conditions, it is anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities.

Refer to Note 8(b) of the "Notes to Consolidated Financial Statements" in
Item 8 for additional information on long-term debt, including issuances by Resources and IESU in 2001.

Short-Term Debt - At December 31, 2001, Resources had available $150 million
---------------
of committed bank lines of credit extending through October 2002 for direct borrowing or to support commercial paper, none of which was outstanding at December 31, 2001. Commitment fees are paid to maintain this facility and there were no conditions restricting the unused credit at December 31, 2001. Currently, Resources anticipates this facility will be renewed upon expiration.

At December 31, 2001, Alliant Energy also had $300 million of committed bank lines of credit extending through October 2002 available for direct borrowing or to support commercial paper, of which $68 million of commercial paper was outstanding. Commitment fees are paid to maintain these lines and there were no conditions restricting the unused lines of credit at December 31, 2001. Alliant Energy anticipates that this facility will be renewed upon expiration. Alliant Energy has agreements with several financial institutions to periodically borrow from uncommitted "as-offered" credit lines in lieu of commercial paper. There are no commitment fees associated with these agreements and there were no borrowings outstanding under these agreements at December 31, 2001.

In addition to funding working capital needs, the availability of short-term financing provides the companies flexibility in the issuance of long-term securities. The level of short-term borrowing fluctuates based on seasonal corporate needs, the timing of long-term financing and capital market conditions. At December 31, 2001, IESU, WP&L and IPC were authorized by the applicable federal or state regulatory agency to issue short-term debt of $150 million, $240 million and $75 million, respectively.

Alliant Energy anticipates that short-term debt will continue to be available at reasonable costs due to current ratings by credit rating services. Refer to Note 8(a) of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8 for additional information on short-term debt, including information on the utility money pool.

Debt Ratings - Access to the long-term and short-term capital and credit
------------
markets, and costs of external financing, are dependent on creditworthiness. The debt ratings of Alliant Energy and certain subsidiaries by Moody's and Standard & Poor's were as follows at December 31, 2001:

                                                       Moody's         Standard & Poor's
                                                    --------------    --------------------
IESU                Secured long-term debt               A1                    A
                    Unsecured long-term debt             A2                  BBB+
WP&L                Secured long-term debt               Aa2                  A+
                    Unsecured long-term debt             Aa3                  A-
IPC                 Secured long-term debt               A1                    A
Resources           Commercial paper (a)                 P-2                  A-2
                    Unsecured long-term debt (a)        Baa1                 BBB+
Alliant Energy      Commercial paper (b)                 P-2                  A-2


(a)  Resources' debt is fully and unconditionally guaranteed by Alliant
     Energy.
(b) IP&L and WP&L participate in a utility money pool that is funded, as needed, through the issuance of commercial paper by Alliant Energy. Interest expense and other fees are allocated based on borrowing amounts. The PSCW has restricted WP&L from lending money to non-utility affiliates and non-Wisconsin utilities. As a result, WP&L can only borrow money from the utility money pool.

Ratings Triggers - The long-term debt of Alliant Energy and its subsidiaries
----------------
is not subject to any repayment requirements as a result of credit rating downgrades or so-called "ratings triggers." However, certain lease agreements of Alliant Energy do contain such ratings triggers. The threshold for these triggers varies among the applicable leases. If the payments were accelerated under all the affected leases it would result in accelerated payments of less than $100 million.

Sale of Accounts Receivable - Refer to Note 4 of the "Notes to Consolidated
---------------------------
Financial Statements" in Item 8 for information on Alliant Energy's sale of accounts receivable program.

Financial Guarantees and Commitments - At December 31, 2001, Alliant Energy
------------------------------------
had certain off-balance sheet financial guarantees and commitments outstanding related to Alliant Energy's electricity-trading joint venture and unconsolidated affiliate and third-party financing arrangements. Refer to
Note 11(d) of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8 for additional information.

Alliant Energy has various synthetic leases related to the financing of its corporate headquarters, corporate aircraft, certain utility railcars and a utility radio dispatch system. Certain financings involve the use of unconsolidated structured finance or special purpose entities. Alliant Energy believes these financings are not material to its liquidity or capital resources. Alliant Energy also uses several consolidated special purpose entities for its utility sale of accounts receivable program. Alliant Energy does not use special purpose entities for any other purpose. These financings are all fully reported in Notes 3 and 4 of the "Notes to Consolidated Financial Statements" in Item 8.

Credit Risk - Credit risk is inherent in Alliant Energy's operations and
-----------
relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. Alliant Energy maintains credit risk oversight and sets limits and policies with regards to its counterparties, which management believes minimizes its overall credit risk exposure. However, there is no assurance that such policies will protect Alliant Energy against all losses from non-performance by counterparties.

Although Alliant Energy had modest contracts with Enron, their bankruptcy has had an insignificant impact on Alliant Energy's day-to-day operations. In the fourth quarter of 2001, Alliant Energy recorded a pre-tax charge of $5 million related to outstanding contracts with Enron. Alliant Energy has replaced certain Enron contracts by entering into contracts with credit-worthy counterparties where deemed necessary.

Environmental - Alliant Energy's pollution abatement programs are subject to
-------------
continuing review and are periodically revised due to changes in environmental regulations, construction plans and escalation of construction costs. While management cannot precisely forecast the effect of future environmental regulations on operations, it has taken steps to anticipate the future while also meeting the requirements of current environmental regulations.

Wisconsin facilities are subject to state and federal requirements of the CAA, including meeting ambient air quality standards. Based on modeling conducted under the CAA by the Wisconsin DNR, an eastern portion of Wisconsin along Lake Michigan, in which WP&L's Edgewater Generating Station is located, has been designated as non-attainment with respect to the one-hour ozone air quality standard. The Wisconsin DNR has developed a rate-of-progress (ROP) rule to bring the area into attainment with the standard. The rule requires Edgewater Generating Station to meet annual NOx emission reductions beginning in May 2003 and ending in May 2007. Thereafter, the May 2007 ozone emission standard will apply to the facility. The Wisconsin DNR will determine the success of the ROP rule through modeling. To date, the modeling data still indicates the area is non-attainment with the one-hour ozone standard although recent data indicates the air quality is improving. Based on existing technology, Alliant Energy estimates the capital investments required to meet the ROP rule through 2007 will be approximately $15 million.

Alliant Energy is also pursuing voluntary NOx reductions and has developed a unique and cost effective technology to reduce NOx emissions from power generating facilities. The DOE has awarded Alliant Energy a $2.5 million federal grant for its innovation for leading edge clean coal technologies.

Revisions to the Wisconsin Administrative Code have been proposed that could have a significant impact on WP&L's operation of its Wisconsin generating facilities. The proposed revisions would affect the amount of heat that WP&L's generating stations can discharge into Wisconsin waters. WP&L cannot presently predict the final outcome of the revisions but believes that, as the revisions are currently proposed, capital investments and/or modifications required to meet the proposed discharge limits could be significant.

In 2000, the EPA made a regulatory determination in favor of controlling Hazardous Air Pollutant Emissions (HAPs) (including mercury) from electric utilities, which was challenged by utility industry groups in two lawsuits filed in February 2001. The court has since ruled in favor of the EPA in both cases. The EPA is currently developing regulations that are expected to be in place by 2004, with a compliance deadline of 2007. Although the level of control of mercury and other HAPs from generating plants is uncertain at this time, Alliant Energy believes that capital investments and/or modifications that may be required to control these emissions could be significant.

Also in 2000, the WNRB voted to allow the Wisconsin DNR to proceed with rulemaking to reduce mercury emissions. WP&L and the other Wisconsin Utility Association members have recommended to the WNRB a workable state-level mercury emissions control program that protects reliability and does not disadvantage Wisconsin when federal mercury rules are later developed. The Wisconsin DNR issued the proposed rule in May 2001, which is expected to be modified in late 2002. Alliant Energy cannot presently predict the final outcome of the regulation, but believes that required capital investments and/or modifications to achieve compliance with the regulation could be significant.

In December 2000 and February 2001, the EPA requested certain information relating to the historical operation of WP&L's major coal-fired generating units in Wisconsin. WP&L has responded to both requests and has not yet received a response from the EPA. In some cases involving similar EPA requests from other electric generating facilities, penalties and capital expenditures have resulted. The U.S. Department of Justice is currently conducting a review of this enforcement initiative to assess whether it is consistent with the CAA. In addition, on a broader basis, the EPA is assessing the impact of investments in utility generation capacity, energy efficiency and environmental protection, as well as assessing proposed multi-pollutant legislation. Results of these reviews are expected in mid-2002. Alliant Energy cannot presently predict what impact, if any, these issues may have on its financial condition or results of operations.
However, any required remedial action resulting from these matters could be significant.

Refer to Note 11(e) of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8 for further discussion of environmental matters.

Construction and Acquisition Expenditures - Capital expenditures, investments
-----------------------------------------
and financing plans are continually reviewed, approved and updated as part of Alliant Energy's ongoing strategic planning and annual budgeting processes.
In addition, material capital expenditures and investments are subject to a rigorous cross-functional review prior to approval. Changes in Alliant Energy's anticipated construction and acquisition expenditures may result from a number of reasons including economic conditions, regulatory requirements, ability to obtain adequate and timely rate relief, the level of Alliant Energy's profitability, Alliant Energy's desire to maintain investment-grade credit ratings and reasonable capitalization ratios, variations in sales, changing market conditions and new opportunities. Alliant Energy believes its capital control processes adequately reduce the risks associated with large capital expenditures and investments. Alliant Energy's utility subsidiaries anticipate financing their construction expenditures, including new electric generation facilities, during 2002-2006 through internally generated funds supplemented, when necessary, by outside financing. Funding for Resources' construction and acquisition expenditures over that same period of time is expected to be accomplished with a combination of external financings, sales of assets and internally generated funds. Alliant Energy believes it has a strong financial position that provides it the ability to issue external financings at competitive rates.

Alliant Energy currently anticipates 2002 construction and acquisition expenditures will be approximately $800 million, consisting of $400 million for its utility operations, $170 million for oil and gas investments, $100 million for non-regulated generation investments, $55 million for energy-related international investments and $75 million for other business development initiatives at Resources. During 2003-2006, Alliant Energy currently anticipates construction and acquisition expenditures of approximately $1.9 billion for its utility operations, $960 million for non-regulated generation investments, $260 million for oil and gas investments, $200 million for energy-related international investments and $310 million for other business development initiatives at Resources. These amounts do not include any potential capital expenditures Alliant Energy may make for its Power Iowa domestic generation program given the uncertainty of such investments, including if Alliant Energy would own the generating plants or purchase the power from plants that were owned by an independent entity.

IP&L currently anticipates 2002 utility construction and acquisition expenditures will be approximately $242 million. During 2003-2006, IP&L currently anticipates to spend approximately $1.2 billion for utility construction and acquisition expenditures. These amounts do not include any potential capital expenditures IP&L may make for its Power Iowa domestic generation program given the uncertainty of such investments, including if IP&L would own the generating plants or purchase the power from plants that were owned by an independent entity. WP&L currently anticipates 2002 utility construction and acquisition expenditures will be approximately $158 million. During 2003-2006, WP&L currently anticipates to spend approximately $674 million for utility construction and acquisition expenditures.

Alliant Energy expects to pursue various potential domestic and international business development opportunities and is devoting resources to such efforts. International investments may carry a higher level of risk than Alliant Energy's traditional domestic utility or non-regulated investments. Such risks could include foreign government actions, economic and currency risks and others. However, Alliant Energy will strive to select investments where risks are both understood and manageable.

Previously, aggregate investments of Alliant Energy in EWGs and FUCOs were limited to 50 percent of Alliant Energy's consolidated retained earnings under PUHCA. In May 2001, Alliant Energy filed an application with the SEC to request, among other things, aggregate investment authority in the amount of $1.75 billion. In October 2001, the SEC issued an order approving an increase in Alliant Energy's aggregate investment authority from 50 percent to 100 percent of consolidated retained earnings and reserved its jurisdiction over the increase to $1.75 billion until further completion of the record, which is subject to the receipt of all required state regulatory certifications (one of the four certifications needed has been received thus far). At December 31, 2001, Alliant Energy's remaining investment authority under the 100 percent of consolidated retained earnings order was approximately $50 million of future EWG and/or FUCO investments in addition to certain commitments already made. If Alliant Energy is unable to attain the increase to $1.75 billion in aggregate investment authority, it could limit its ability to finance additional investments in EWGs and FUCOs with financings that have recourse to the parent company.

Under WUHCA, there is an asset cap provision that limits certain non-utility assets in a utility holding company to 25 percent of utility assets. Under the provisions of the law, assets related to the provision of various energy-related, environmental engineering and telecommunications services are not included in the calculation of either utility or non-utility assets.

                                 OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy's primary
-----------------------------------------------
market risk exposures are associated with interest rates, commodity prices, equity prices and currency exchange rates. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures.

Interest Rate Risk - Alliant Energy is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt and its utility accounts receivable sale program. Alliant Energy manages its interest rate risk by limiting its variable interest rate exposure and by continuously monitoring the effects of market changes on interest rates. Alliant Energy has also historically used interest rate swap and interest rate forward agreements to assist in the management of its interest exposure. In the event of significant interest rate fluctuations, management would take actions to minimize the effect of such changes on Alliant Energy's results of operations and financial condition. Assuming no change in Alliant Energy's, IP&L's and WP&L's consolidated financial structure, if variable interest rates were to average 100 basis points higher (lower) in 2002 than in 2001, interest expense and pre-tax earnings would increase (decrease) by approximately $8.1 million, $1.0 million and $1.4 million, respectively. These amounts were determined by considering the impact of a hypothetical 100 basis points increase (decrease) in interest rates on Alliant Energy's, IP&L's and WP&L's consolidated variable-rate debt held and the amount outstanding under their accounts receivable sale program at December 31, 2001.

Commodity Risk - Non-trading - Alliant Energy is exposed to the impact of market fluctuations in the commodity price and transportation costs of electricity, natural gas and oil products it markets. Alliant Energy employs established policies and procedures to manage its risks associated with these market fluctuations including the use of various commodity derivatives. Alliant Energy's exposure to commodity price risks in its utility business is significantly mitigated by the current rate making structures in place for the recovery of its electric fuel and purchased energy costs as well as its cost of natural gas purchased for resale. Refer to Note 1(j) of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8 for further discussion.

WP&L periodically utilizes gas commodity derivative instruments to reduce the impact of price fluctuations on gas purchased and injected into storage during the summer months and withdrawn and sold at current market prices during the winter months. The gas commodity swaps in place approximate the forecasted storage withdrawal plan during this period. Therefore, market price fluctuations that result in an increase or decrease in the value of the physical commodity are substantially offset by changes in the value of the gas commodity swaps. To the extent actual storage withdrawals vary from forecasted withdrawals, WP&L has physical commodity price exposure. A 10 percent increase (decrease) in the price of gas would not have a significant impact on the combined fair market value of the gas in storage and related swap arrangements in place at December 31, 2001.

IP&L also utilizes natural gas commodity derivative instruments to mitigate the risk of rising prices. Since the IUB allows for the prudently incurred costs associated with these instruments and the underlying supply of natural gas to be recovered from ratepayers, IP&L does not have significant natural gas commodity risk exposure.

Whiting is exposed to market risk in the pricing of its oil and gas production. Historically, prices received for oil and gas production have been volatile because of seasonal weather patterns, supply and demand factors, transportation availability and price, and general economic conditions. Worldwide political developments have historically also had an impact on oil prices. Whiting periodically utilizes oil and gas swaps, forward contracts and options to mitigate the impact of oil and gas price fluctuations. Historically, Alliant Energy has hedged approximately 50 percent of its oil and gas volumes. The actual level of hedging utilized is based on management's assessment of the prudency of hedging given current market conditions and other factors and is reviewed on an ongoing basis. Whiting mitigated some of the impact of the decrease in prices in the latter half of 2001 by locking in a portion of its volumes at prices higher than the prevailing market prices. Based on Whiting's estimated oil and gas sales in 2002, and the forward contracts outstanding for such period, a sustained 10 percent increase (decrease) in oil and gas prices would impact Alliant Energy's pre-tax 2002 earnings by approximately $7.2 million.

Southern Hydro, a foreign affiliate of Alliant Energy accounted for under the equity method of accounting, owns and operates hydroelectric generation facilities in the state of Victoria in Australia. These generation facilities operate as peaking units. Under the rules of the Australian market, Southern Hydro must sell all of its production into a spot market in which the price changes every five minutes and is set on the average of each half hour. Electricity prices in this market can and have been very volatile. In order to manage the electricity commodity price risk associated with anticipated sales into the spot market, Southern Hydro enters into a variety of electricity derivative contracts with terms of up to five years. The value of these derivative instruments can change significantly as a result of changes in forward electricity prices. These instruments do not qualify for hedge accounting under SFAS 133. Accordingly, per accounting principles generally accepted in the U.S., changes in the fair value of these derivatives, which are non-cash valuation adjustments, must be reported in Southern Hydro's earnings. Alliant Energy believes Southern Hydro's ownership of the physical generating facilities that are not marked-to-market, combined with the electricity derivative contracts, act as an economic hedge to volatile electricity prices, such that Southern Hydro's net economic exposure to volatile electricity prices over the next five years is managed within reasonable limits. Southern Hydro manages market risks inherent in its business through established derivative trading and risk management policies and tools. The principal tool utilized in managing the risks associated with volatile prices is a five-day Earnings-at-Risk (EAR) model which calculates EAR to a 95 percent confidence level. At December 31, 2001, the estimated EAR for Southern Hydro for expected earnings in 2002 was approximately $1 million.

Commodity Risk - Trading - Alliant Energy is exposed to market risks through its electricity-trading business, which is primarily conducted through Alliant Energy's 50/50 joint venture with Cargill. The joint venture's trading activities principally consist of marketing and trading over-the-counter forward contracts for the purchase and sale of electricity. The majority of the forward contracts represent commitments to purchase or sell electricity at fixed prices in the future and require settlement by physical delivery of electricity or are netted out in accordance with industry trading standards. The market prices used to determine fair values reflect the joint venture's best estimate considering various factors, including closing exchanges and over-the-counter quotations, time value, volatility and credit risk factors. The joint venture manages the market risks inherent in its trading activities through established trading and risk management policies and tools. The principal tool utilized is a one-day variance/covariance Value-at-Risk (VAR) model with assessment adjustments made based on weather, transmission availability, generation outages and other factors. The estimated one-day market VAR for the joint venture at December 31, 2001 was $0.6 million, which was calculated with a 99 percent confidence level. The low, average and high VAR in 2001 were $0.2 million, $0.7 million and $1.7 million, respectively.

Alliant Energy does have a gas marketing business that engages in gas trading activities. However, Alliant Energy does not deem such activities to be material.

Equity Price Risk - IP&L and WP&L maintain trust funds to fund their anticipated nuclear decommissioning costs. At December 31, 2001 and 2000, these funds were invested primarily in domestic equity and debt instruments. Fluctuations in equity prices or interest rates will not affect Alliant Energy's consolidated results of operations as such fluctuations are recorded in equally offsetting amounts of investment income and depreciation (WP&L) or interest (IP&L) expense when they are realized. In February 2001, WP&L entered into a four-year hedge on equity assets in its nuclear decommissioning trust fund. Refer to Note 10(c) of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8 for further discussion.

At December 31, 2001 and 2000, Alliant Energy had an investment in the stock of McLeod, a publicly traded telecommunications company, valued at $21 million and $791 million, respectively. In addition to the equity risk associated with the investment in McLeod, Alliant Energy also has equity risk related to the option liability embedded within Resources' exchangeable senior notes. Refer to Note 10(a) of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8 for further discussion. A 10 percent increase (decrease) in the quoted market price at December 31, 2001 would not have a significant impact on net income as any resulting increase (decrease) in the value of the option would be substantially offset by a corresponding increase (decrease) in the value of the McLeod shares classified as trading (valued at $6 million at December 31, 2001). At December 31, 2001, the McLeod available-for-sale securities were valued at $15 million. A 10 percent increase (decrease) in the quoted market price at December 31, 2001 would have increased (decreased) the value of the investment of the available-for-sale securities by $1.5 million.

At December 31, 2001 and 2000, Alliant Energy had various other investments, accounted for under the cost method of accounting, which were valued at $24 million and $52 million, respectively. Refer to Note 9 of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8 for additional information. A 10 percent increase (decrease) in the quoted market prices at December 31 would have increased (decreased) the value of these investments at December 31, 2001 by approximately $2.4 million.

Currency Risk - Alliant Energy has investments in various countries where the net investments are not hedged, including Australia, Brazil, China and New Zealand. As a result, these investments are subject to currency exchange risk with fluctuations in currency exchange rates. At December 31, 2001, Alliant Energy had a cumulative foreign currency translation loss of $127 million - related to decreases in value of the Brazil real of $88 million, New Zealand dollar of $28 million and Australian dollar of $11 million in relation to the U.S. dollar - recorded in "Accumulated other comprehensive income (loss)" on its Consolidated Balance Sheets. The cumulative foreign currency translation loss at December 31, 2000 was $60 million. Based on Alliant Energy's investments at December 31, 2001, a 10 percent sustained increase (decrease) over the next 12 months in the foreign exchange rates of Australia, Brazil, China and New Zealand would increase (decrease) the cumulative foreign currency translation loss by $50 million. Alliant Energy's equity income from its foreign investments is also impacted by fluctuations in currency exchange rates.

Refer to Notes 1(n) and 10 of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8 for further discussion of Alliant Energy's derivative financial instruments.

Accounting Pronouncements - In July 2001, the FASB issued SFAS 141, "Business
-------------------------
Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for using the purchase method. Use of the pooling-of-interests method is no longer allowed. The provisions of SFAS 141 were effective for all business combinations initiated after June 30, 2001. SFAS 142 addresses the method of accounting for acquired goodwill and other intangible assets upon, and subsequent to, the date of the acquisition. Among other provisions, SFAS 142 eliminates the amortization of goodwill and replaces it with periodic assessments of the realization of the recorded goodwill and other intangible assets. Alliant Energy's adoption of SFAS 142 will result in the elimination of approximately $4 million of after-tax goodwill amortization in 2002 that was incurred in 2001. Alliant Energy did not incur goodwill or other intangible assets impairment charges upon its adoption of SFAS 142.

In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Alliant Energy must adopt SFAS 143 no later than January 1, 2003. With regards to the decommissioning of DAEC and Kewaunee, SFAS 143 will require IP&L and WP&L, respectively, to record at fair value the decommissioning liability and a corresponding asset, which will then be depreciated over the remaining expected service lives of the plants' generating units. Currently, decommissioning amounts collected in rates and the investment earnings are reported in accumulated depreciation. Alliant Energy has not yet determined what other assets may have associated retirement costs as defined by SFAS 143. Alliant Energy does not anticipate SFAS 143 will have a material impact on its financial condition or results of operations.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Alliant Energy adopted SFAS 144 on January 1, 2002. Alliant Energy expects that the implementation of SFAS 144 will not have a material impact on its financial condition or results of operations.

Critical Accounting Policies - Alliant Energy believes the policies
----------------------------
identified below are critical to Alliant Energy's business and the understanding of its results of operations. The impact and any associated risks related to these policies on Alliant Energy's business are discussed throughout MD&A where applicable. Refer to Note 1 of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8 for detailed discussion on the application of these and other accounting policies. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect: a) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and b) the reported amounts of revenues and expenses during the reporting period. Alliant Energy evaluates its estimates on an ongoing basis and bases them on a combination of historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Alliant Energy's critical accounting policies that affect its more significant judgments and estimates used in the preparation of its consolidated financial statements are as follows:

Regulatory Assets and Liabilities - SFAS 71, "Accounting for the Effects of Certain Types of Regulation," requires rate-regulated public utilities to record certain costs and credits allowed in the rate making process in different periods than for non-regulated entities. These costs and credits are deferred as regulatory assets or accrued as regulatory liabilities and are recognized in the Consolidated Statements of Income at the time they are reflected in rates. Alliant Energy's utility subsidiaries recognize regulatory assets and liabilities in accordance with rulings of their federal and state regulators and future regulatory rulings may impact the carrying value and accounting treatment of Alliant Energy's regulatory assets and liabilities. Alliant Energy evaluates and revises the accounting for its regulatory assets and liabilities on an ongoing basis, and as new regulatory orders are issued, to properly account for its activities under SFAS 71.

Derivative Financial Instruments - Alliant Energy uses derivative financial instruments to hedge exposures to fluctuations in interest rates, certain commodity prices, volatility in a portion of natural gas sales volumes due to weather and to mitigate the equity price volatility associated with certain investments in equity securities. Alliant Energy does not use such instruments for speculative purposes. To account for these derivative instruments in accordance with the applicable accounting rules, Alliant Energy must determine the fair value of its derivatives. If an established, quoted market exists for the underlying commodity of the derivative instrument, Alliant Energy uses the quoted market price to value the derivative instrument. For other derivatives, Alliant Energy estimates the value based upon other quoted prices or acceptable valuation methods.
Alliant Energy also reviews the nature of its contracts for the purchase and sale of non-financial assets to assess whether the contracts meet the definition of a derivative and the requirements to follow hedge accounting as allowed by the applicable accounting rules. The determination of derivative status and valuations involves considerable judgment. Alliant Energy reviews the accounting for and subsequent valuation of its derivative instruments on an ongoing basis.

Unbilled Revenues - Alliant Energy accrues revenues for utility services rendered but unbilled at month-end. The monthly accrual process includes the development of various significant estimates, including the amount of natural gas and electricity used by each customer class and the associated revenues generated. Significant fluctuations in energy demand for the unbilled period or changes in the composition of Alliant Energy's customer classes could impact the accuracy of the unbilled revenues estimate. Alliant Energy updates the calculation each month and performs a detailed review of the estimate each quarter.

Valuation of Assets - Alliant Energy's balance sheet has significant long-lived assets which are not subject to recovery under SFAS 71. As a result, Alliant Energy must generate future cash flows from such assets in a non-regulated environment to ensure the carrying value is not impaired. Many of these assets are the result of capital investments which have been made in recent years and have not yet reached a mature life cycle. Alliant Energy assesses the carrying amount and potential impairment of these long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors Alliant Energy considers in determining if an impairment review is necessary include a significant underperformance of the assets relative to historical or projected future operating results, a significant change in Alliant Energy's use of the acquired assets or business strategy related to such assets and significant negative industry or economic trends. When Alliant Energy determines an impairment review is necessary, a comparison is made between the expected undiscounted future cash flows and the carrying amount of the asset. If the carrying amount of the asset is the larger of the two balances, an impairment loss is recognized by the amount the carrying amount of the asset exceeds the fair value of the asset. The fair value is determined by the use of quoted market prices, appraisals or the use of valuation techniques such as expected
discounted future cash flows.   Alliant Energy must make assumptions
regarding these estimated future cash flows and other factors to determine the fair value of the respective assets.

Alliant Energy's balance sheet includes investments in several available-for-sale securities accounted for in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Alliant Energy monitors any unrealized losses from such investments to determine if the loss is considered to be a temporary or permanent decline. The determination as to whether the investment is temporarily versus permanently impaired requires considerable judgment. When the investment is considered permanently impaired, the previously recorded unrealized loss would be recorded directly to the income statement as a realized loss.

As a result of the adoption of SFAS 142 on January 1, 2002, Alliant Energy will be required to perform annual assessments of its goodwill for impairment by applying fair-value-based tests. Alliant Energy will be required to make various assumptions regarding these tests.

Environmental Contingencies - Alliant Energy has recorded various environmental liabilities as noted in Note 11(e) of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8. Such environmental liabilities are estimated based upon historical experience and periodic analyses of its various environmental remediation sites. Such analyses estimate the environmental liability based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds, additional facts become known, or additional sites are identified and the liabilities are updated once such information becomes available. For Alliant Energy's utility subsidiaries, changes in cost estimates may be offset through rate recovery.

Other Future Considerations - In addition to items discussed earlier in MD&A,
---------------------------
the following items could impact Alliant Energy's future financial condition or results of operations:

The initial five-year term of Alliant Energy's electricity-trading joint venture with Cargill expires in October 2002. On February 28, 2002, Alliant Energy received a notice from Cargill pursuant to the terms of the joint venture agreement that will result in the parties attempting to renegotiate the terms of the agreement. If such negotiations are unsuccessful, discussions regarding the sale of their share of the joint venture by one party to the other or the termination of the joint venture would commence. Alliant Energy would not expect to incur a material charge against earnings should the venture be terminated. At this time, Alliant Energy cannot predict the outcome of these discussions or the future of the venture. Refer to "Results of Operations - Interest Expense and Other" for details of the pre-tax earnings Alliant Energy realized from the joint venture in 2001, 2000 and 1999.

Alliant Energy's pension and other postretirement benefit expenses for 2002 are expected to be approximately $21 million higher than in 2001, primarily due to unfavorable asset returns, a reduction in the discount rate used to value plan benefits and expected increases in retiree medical costs. The utility portion of these cost increases will be addressed in rate filings in Wisconsin, Iowa and with FERC in 2002.

While the value of Alliant Energy's investment in McLeod decreased significantly in 2001, the McLeod stock traded above Alliant Energy's basis in its investment in available-for-sale McLeod securities as late as the last week of November 2001. McLeod announced in the first quarter of 2002 that it had filed a pre-negotiated plan of reorganization through a Chapter 11 bankruptcy petition. The trading of McLeod's common stock has subsequently been suspended by Nasdaq. Alliant Energy will be reviewing for the possible impairment of its investment in McLeod in the first quarter of 2002. Alliant Energy's basis in its available-for-sale McLeod securities is $28.4 million. Refer to Note 9 of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8 for discussion of how Alliant Energy accounts for its investment in McLeod.

At December 31, 2001, the carrying amount of the debt component of Resources' exchangeable senior notes was $56.1 million, consisting of the par value of $402.5 million, less unamortized debt discount of $346.4 million. The terms of the exchangeable senior notes require Resources to pay interest on the par value of the notes at 7.25% from February 2000 to February 2003, and at 2.5% thereafter until maturity in February 2030. As explained in Note 10(a) of Alliant Energy's "Notes to Consolidated Financial Statements" in Item 8, Resources accounted for the net proceeds from the issuance of the notes as two separate components, a debt component and an embedded derivative component. In accordance with SFAS 133, Alliant Energy determined the initial carrying value of the debt component by subtracting the fair value of the derivative component from the net proceeds realized from the issuance of the exchangeable senior notes. This resulted in a very low initial carrying amount of the debt component which results in the recording of interest expense at an effective rate of 26.8% of the carrying amount of the debt component. For 2001, interest expense on the notes was $16.9 million. Interest payments in excess of interest expense are recorded as a reduction of the carrying amount of the debt component. As a result of the higher interest payments for the first three years, the carrying amount of the debt component will decline until it reaches $37.8 million in February 2003, and will then gradually increase over the next 27 years to the ultimate repayment amount of $402.5 million in 2030. Interest expense on the debt component of the notes will be $13.2 million, $10.2 million and $10.2 million in 2002, 2003 and 2004, respectively. The repayment terms of the exchangeable senior notes are not affected by the recent bankruptcy filing of McLeod. If the existing McLeod shares should be cancelled upon emergence from bankruptcy, the notes would remain outstanding until maturity.

At December 31, 2001 and 2000, Resources had a loan receivable (including accrued interest income) from a Mexican development company of $41 million and $18 million, respectively. Under provisions of the loan, Resources has agreed to lend up to $65 million to support the development of a resort community near the Baja peninsula in Mexico. The loan accrues interest at 8.75% and is secured by the undeveloped land of the resort community. Repayment of the loan principal and interest will be based on a portion of the proceeds received from the sales of real estate in the resort community and therefore is dependent on the successful development of the project and the ability to sell real estate. Alliant Energy may also realize royalty income on the real estate sales once the loan is repaid.

In October 2001, Alliant Energy announced an agreement with Panda Energy, to jointly develop and operate a 1,100 MW natural gas combined-cycle power plant in western Michigan. Construction of the facility is currently delayed due to construction costs and project timing, but development activities for the facility continue. Alliant Energy will only execute the Panda Energy and other non-regulated generation projects if management believes Alliant Energy's required returns on the projects can be achieved. The generation market has experienced dramatic volatility recently and Alliant Energy believes it will be better positioned by being diligent and patient in waiting for the right opportunities to build its portfolio of non-regulated generation projects. Alliant Energy has made payments of $54 million for turbines and related equipment at December 31, 2001 which are included in Non-regulated and other property, plant and equipment on the Consolidated Balance Sheets. Alliant Energy has also entered into commitments for an additional $178 million and expects to use such turbines and related equipment for the Panda Energy and/or other generation projects. Alliant Energy has also incurred approximately $7 million of development costs related to the Panda Energy project and the majority of such costs would have to be written off should the project ultimately be canceled.

Alliant Energy has a $10 million investment in Enermetrix, Inc., an energy technology start-up enterprise, that is accounted for under the cost method. The Board of Directors of Enermetrix, Inc. has been undergoing discussions during 2002 as to the strategic options for the future of the business, including certain business combinations, various company restructurings, continuing the business as-is or liquidating the company. Alliant Energy is currently unable to predict the outcome of such discussions but it will be performing an impairment review of this investment in the first quarter of 2002. As a result, Alliant Energy could incur a charge as soon as the first quarter of 2002 based on the outcome of the Enermetrix, Inc. Board decisions or the impairment review.

Alliant Energy has a $10 million investment in Capstone, a publicly-traded microturbine producer, that is accounted for under the cost method. The common stock of Capstone has traded below Alliant Energy's cost basis of $6.67 per share since late September 2001 (the March 26, 2002 closing price was $3.41 per share). As a result, Alliant Energy could incur a charge as soon as the first quarter of 2002 for an other-than-temporary decline in the value of its Capstone investment.

The carrying values of Alliant Energy's oil and gas properties can be particularly sensitive to pricing changes in the near term. Such carrying values are also impacted by, among other things, production rates, production costs and acquisitions and sales of properties. Based on recent gas prices, Alliant Energy could incur impairment charges on its gas properties as soon as the first quarter of 2002.

WP&L has provided energy conservation services to its customers for many years through a program called Shared Savings. WP&L earns incentives that are recoverable in rates for assisting customers that make building or equipment improvements to reduce energy usage. As a result of legislative changes, this program may be reduced or eliminated in Wisconsin effective January 1, 2003. Alliant Energy is aggressively pursuing both regulatory and legislative changes to retain some or all of the net income from this program in Wisconsin. If such efforts are unsuccessful, Alliant Energy would experience a reduction in net income in 2003 of approximately $0.10 per share compared to income realized in 2001. Alliant Energy is also pursuing the development of additional demand-side management related programs within Alliant Energy's service territory to replace or increase this net income.

Alliant Energy realized $6.6 million of tax credits from its oil and gas business in 2001. Based on current tax legislation, such credits will no longer be available effective January 1, 2003.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported under "Other Matters - Market Risk Sensitive Instruments and Positions" in Item 7 MD&A.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX TO FINANCIAL STATEMENTS

Alliant Energy                                                                                      Page Number
--------------                                                                                      -----------
        Report of Management                                                                            64
        Report of Independent Public Accountants                                                        65
        Consolidated Statements of Income for the Years Ended
           December 31, 2001, 2000 and 1999                                                             66
        Consolidated Balance Sheets as of December 31, 2001 and 2000                                    67
        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2001, 2000 and 1999                                                             69
        Consolidated Statements of Capitalization as of December 31, 2001 and 2000                      70
        Consolidated Statements of Changes in Common Equity for the Years Ended
           December 31, 2001, 2000 and 1999                                                             71
        Notes to Consolidated Financial Statements                                                      72

IESU
----
        Report of Independent Public Accountants                                                        106
        Consolidated Statements of Income for the Years Ended
           December 31, 2001, 2000 and 1999                                                             107
        Consolidated Balance Sheets as of December 31, 2001 and 2000                                    108
        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2001, 2000 and 1999                                                             110
        Consolidated Statements of Capitalization as of December 31, 2001 and 2000                      111
        Consolidated Statements of Changes in Common Equity for the Years Ended
           December 31, 2001, 2000 and 1999                                                             112
        Notes to Consolidated Financial Statements                                                      113

WP&L
----
        Report of Independent Public Accountants                                                        121
        Consolidated Statements of Income for the Years Ended
           December 31, 2001, 2000 and 1999                                                             122
        Consolidated Balance Sheets as of December 31, 2001 and 2000                                    123
        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2001, 2000 and 1999                                                             125
        Consolidated Statements of Capitalization as of December 31, 2001 and 2000                      126
        Consolidated Statements of Changes in Common Equity for the Years Ended
           December 31, 2001, 2000 and 1999                                                             127
        Notes to Consolidated Financial Statements                                                      128


Refer to Note 16 of Alliant Energy's, IESU's and WP&L's "Notes to
Consolidated Financial Statements" for the quarterly financial data required by Item 8.

    ALLIANT ENERGY CORPORATION REPORT ON THE FINANCIAL INFORMATION

Alliant Energy Corporation management is responsible for the information and representations contained in the financial statements and in other sections of this Annual Report. The consolidated financial statements that follow have been prepared in accordance with accounting principles generally accepted in the United States. In addition to selecting appropriate accounting principles, management is responsible for the manner of presentation and for the reliability of the financial information. In fulfilling that responsibility, it is necessary for management to make estimates based on currently available information and judgments of current conditions and circumstances.

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




January 25, 2002

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareowners of Alliant Energy Corporation:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Alliant Energy Corporation (a Wisconsin Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and changes in common equity for each of the three years in the period ended December 31, 2001. These financial statements and the supplemental schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliant Energy Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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



/s/ ARTHUR ANDERSEN LLP
-----------------------
ARTHUR ANDERSEN LLP




Milwaukee, Wisconsin
January 25, 2002

                                          ALLIANT ENERGY CORPORATION
                                       CONSOLIDATED STATEMENTS OF INCOME

                                                                          Year Ended December 31,
                                                                 2001              2000              1999
----------------------------------------------------------------------------------------------------------------
                                                                 (in thousands, except per share amounts)
Operating revenues:
  Electric utility                                              $1,756,556        $1,648,036         $1,548,938
  Gas utility                                                      487,877           414,948            314,319
  Non-regulated and other                                          532,907           342,000            264,716
                                                            ---------------   ---------------   ----------------
                                                                 2,777,340         2,404,984          2,127,973
                                                            ---------------   ---------------   ----------------
----------------------------------------------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                              310,689           288,621            262,305
  Purchased power                                                  403,166           294,818            255,446
  Cost of utility gas sold                                         360,911           278,734            180,519
  Other operation and maintenance                                  887,733           734,675            669,111
  Depreciation and amortization                                    334,149           322,334            279,088
  Taxes other than income taxes                                    110,668           104,746            104,969
                                                            ---------------   ---------------   ----------------
                                                                 2,407,316         2,023,928          1,751,438
                                                            ---------------   ---------------   ----------------
----------------------------------------------------------------------------------------------------------------
Operating income                                                   370,024           381,056            376,535
                                                            ---------------   ---------------   ----------------
----------------------------------------------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                 190,472           173,614            136,229
  Equity income from unconsolidated investments                    (35,882)          (19,138)            (3,008)
  Allowance for funds used during construction                     (11,144)           (8,761)            (7,292)
  Preferred dividend requirements of subsidiaries                    6,720             6,713              6,706
  Gain on reclassification of investments                                -          (321,349)                 -
  Gains on sales of McLeodUSA Inc. stock                                 -           (23,773)           (40,272)
  Miscellaneous, net                                               (25,212)          (47,020)           (32,895)
                                                            ---------------   ---------------   ----------------
                                                                   124,954          (239,714)            59,468
                                                            ---------------   ---------------   ----------------
----------------------------------------------------------------------------------------------------------------
Income before income taxes                                         245,070           620,770            317,067
                                                            ---------------   ---------------   ----------------
----------------------------------------------------------------------------------------------------------------
Income taxes                                                        59,840           238,816            120,486
                                                            ---------------   ---------------   ----------------
----------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in
   accounting principle, net of tax                                185,230           381,954            196,581
                                                            ---------------   ---------------   ----------------
----------------------------------------------------------------------------------------------------------------
Cumulative effect of a change in accounting
   principle, net of tax                                           (12,868)           16,708                  -
                                                            ---------------   ---------------   ----------------
----------------------------------------------------------------------------------------------------------------
Net income                                                        $172,362          $398,662           $196,581
                                                            ===============   ===============   ================
----------------------------------------------------------------------------------------------------------------
Average number of common shares outstanding - basic                 80,498            79,003             78,352
                                                            ===============   ===============   ================
----------------------------------------------------------------------------------------------------------------
Earnings per average common share - basic:
     Income before cumulative effect of a change
          in accounting principle                                    $2.30             $4.84              $2.51
     Cumulative effect of a change in accounting principle           (0.16)             0.21                  -
                                                            ---------------   ---------------   ----------------
     Net income                                                      $2.14             $5.05              $2.51
                                                            ===============   ===============   ================
----------------------------------------------------------------------------------------------------------------
Average number of common shares outstanding - diluted               80,636            79,193             78,395
                                                            ===============   ===============   ================
----------------------------------------------------------------------------------------------------------------
Earnings per average common share - diluted:
     Income before cumulative effect of a change
          in accounting principle                                    $2.30             $4.82              $2.51
     Cumulative effect of a change in accounting principle           (0.16)             0.21                  -
                                                            ---------------   ---------------   ----------------
     Net income                                                      $2.14             $5.03              $2.51
                                                            ===============   ===============   ================
----------------------------------------------------------------------------------------------------------------
Dividends declared per common share                                  $2.00             $2.00              $2.00
                                                            ===============   ===============   ================
----------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                       ALLIANT ENERGY CORPORATION
                                       CONSOLIDATED BALANCE SHEETS
                                                                                 December 31,
ASSETS                                                                      2001               2000
---------------------------------------------------------------------------------------------------------
                                                                                (in thousands)
Property, plant and equipment:
  Utility:
    Electric plant in service                                              $5,123,781         $5,203,069
    Gas plant in service                                                      597,494            574,390
    Other plant in service                                                    517,938            474,116
    Accumulated depreciation                                               (3,374,867)        (3,296,546)
                                                                       ---------------    ---------------
      Net plant                                                             2,864,346          2,955,029
    Construction work in progress                                             111,069            130,856
    Nuclear fuel, net of amortization                                          54,811             61,935
    Other, net                                                                  7,383              6,834
                                                                       ---------------    ---------------
          Total utility                                                     3,037,609          3,154,654
                                                                       ---------------    ---------------
  Non-regulated and other:
    Investments:
      Whiting (oil and gas)                                                   396,860            353,372
      Affordable housing, transportation and other                            253,121            255,953
    International                                                             169,522             52,627
    Integrated Services                                                       104,740            100,692
    Non-regulated generation, Corporate Services and other                    116,229              8,646
    Accumulated depreciation, depletion and amortization                     (215,284)          (206,637)
                                                                       ---------------    ---------------
          Total non-regulated                                                 825,188            564,653
                                                                       ---------------    ---------------
                                                                            3,862,797          3,719,307
                                                                       ---------------    ---------------
---------------------------------------------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                                          86,618            148,415
  Restricted cash                                                              43,726              3,512
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $8,598 and $3,762, respectively                                       66,192            122,895
    Unbilled utility revenues                                                  71,388            124,515
    Other, less allowance for doubtful accounts
      of $319 and $484, respectively                                           73,855             45,829
  Notes receivable, less allowance for doubtful
      accounts of $386 and $484, respectively                                  13,650              9,968
  Production fuel, at average cost                                             54,707             46,627
  Materials and supplies, at average cost                                      54,401             55,930
  Gas stored underground, at average cost                                      57,114             41,359
  Other                                                                       105,191            111,931
                                                                       ---------------    ---------------
                                                                              626,842            710,981
                                                                       ---------------    ---------------
---------------------------------------------------------------------------------------------------------
Investments:
  Investments in unconsolidated foreign entities                              572,555            507,655
  Nuclear decommissioning trust funds                                         332,953            307,940
  Investment in available-for-sale securities of McLeodUSA Inc.                14,954            569,951
  Investment in trading securities of McLeodUSA Inc.                            5,785            220,912
  Other                                                                       228,274            132,203
                                                                       ---------------    ---------------
                                                                            1,154,521          1,738,661
                                                                       ---------------    ---------------
---------------------------------------------------------------------------------------------------------
Other assets:
  Regulatory assets                                                           241,973            270,779
  Deferred charges and other                                                  361,549            294,038
                                                                       ---------------    ---------------
                                                                              603,522            564,817
                                                                       ---------------    ---------------
---------------------------------------------------------------------------------------------------------
Total assets                                                               $6,247,682         $6,733,766
                                                                       ===============    ===============
---------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                           ALLIANT ENERGY CORPORATION
                                     CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                         December 31,
CAPITALIZATION AND LIABILITIES                                                     2001                  2000
------------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Capitalization (See Consolidated Statements of Capitalization):
  Common stock                                                                         $897                  $790
  Additional paid-in capital                                                      1,239,793               947,504
  Retained earnings                                                                 832,293               818,162
  Accumulated other comprehensive income (loss)                                    (152,434)              271,867
  Shares in deferred compensation trust                                              (2,208)                 (851)
                                                                          ------------------    ------------------
       Total common equity                                                        1,918,341             2,037,472
                                                                          ------------------    ------------------

  Cumulative preferred stock of subsidiaries, net                                   113,953               113,790
  Long-term debt (excluding current portion)                                      2,457,941             1,910,116
                                                                          ------------------    ------------------
                                                                                  4,490,235             4,061,378
                                                                          ------------------    ------------------
------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                                               10,506                92,477
  Variable rate demand bonds                                                         55,100                55,100
  Commercial paper                                                                   68,389               283,885
  Notes payable                                                                          15                50,067
  Other short-term borrowings                                                        84,318               110,783
  Accounts payable                                                                  245,480               296,959
  Accrued taxes                                                                      90,413                87,484
  Other                                                                             185,516               177,580
                                                                          ------------------    ------------------
                                                                                    739,737             1,154,335
                                                                          ------------------    ------------------
------------------------------------------------------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                 632,472               931,675
  Accumulated deferred investment tax credits                                        59,398                67,364
  Pension and other benefit obligations                                              96,496                65,399
  Environmental liabilities                                                          49,144                64,532
  Derivative liability                                                                  358               181,925
  Other                                                                             136,464               183,817
                                                                          ------------------    ------------------
                                                                                    974,332             1,494,712
                                                                          ------------------    ------------------
------------------------------------------------------------------------------------------------------------------
Minority interest                                                                    43,378                23,341
                                                                          ------------------    ------------------
------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 11)
------------------------------------------------------------------------------------------------------------------
Total capitalization and liabilities                                             $6,247,682            $6,733,766
                                                                          ==================    ==================
------------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                   ALLIANT ENERGY CORPORATION
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                            Year Ended December 31,
                                                                                 2001                 2000                1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                (in thousands)
Cash flows from operating activities:
  Net income                                                                    $172,362             $398,662            $196,581
  Adjustments to reconcile net income to net cash flows
    from operating activities:
    Depreciation and amortization                                                334,149              322,334             279,088
    Amortization of nuclear fuel                                                  17,256               18,933              17,494
    Amortization of deferred energy efficiency expenditures                       17,032               25,609              25,435
    Deferred tax expense (benefits) and investment tax (credits)                  (3,606)             115,045             (16,258)
    Gains on dispositions of assets, net                                         (16,119)             (43,148)            (61,667)
    Equity income from unconsolidated investments, net                           (35,882)             (19,138)             (3,008)
    Distributions from equity method investments                                  18,021                8,032               2,828
    Non-cash valuation charges from exchangeable senior notes
       and McLeodUSA Inc. trading securities                                      33,561                  707                   -
    Cumulative effect of a change in accounting principle, net of tax             12,868              (16,708)                  -
    Gain on reclassification of investments                                            -             (321,349)                  -
    Other                                                                         (9,539)              (1,821)              2,036
  Other changes in assets and liabilities:
    Accounts receivable                                                           81,804             (147,812)            (16,407)
    Income tax refunds receivable                                                (11,735)              (3,128)                215
    Gas stored underground                                                       (15,755)             (18,208)              2,862
    Accounts payable                                                             (56,848)             105,810             (13,148)
    Manufactured gas plants insurance refunds                                    (21,541)                   -                   -
    Benefit obligations and other                                                (35,740)              16,061               9,906
                                                                        -----------------    -----------------   -----------------
       Net cash flows from operating activities                                  480,288              439,881             425,957
                                                                        -----------------    -----------------   -----------------
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Common stock dividends declared                                             (158,231)            (157,964)           (156,489)
    Proceeds from issuance of common stock                                       288,553                1,069              36,491
    Net change in Resources' credit facility                                      63,110              181,652            (113,657)
    Proceeds from issuance of exchangeable senior notes                                -              402,500                   -
    Proceeds from issuance of other long-term debt                               519,543              121,525             281,299
    Reductions in other long-term debt                                          (147,261)             (64,837)            (95,520)
    Net change in other short-term borrowings                                   (332,037)             156,990             169,587
    Other                                                                        (32,449)             (31,244)            (18,618)
                                                                        -----------------    -----------------   -----------------
       Net cash flows from financing activities                                  201,228              609,691             103,093
                                                                        -----------------    -----------------   -----------------
----------------------------------------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
    Construction and acquisition expenditures:
       Regulated domestic utilities                                             (340,789)            (304,656)           (285,668)
       Non-regulated businesses and other                                       (477,574)            (761,808)           (192,905)
    Nuclear decommissioning trust funds                                          (22,100)             (22,100)            (22,100)
    Proceeds from formation of ATC and other asset dispositions                  127,810              111,509              93,443
    Other                                                                        (30,660)             (37,771)            (39,978)
                                                                        -----------------    -----------------   -----------------
       Net cash flows used for investing activities                             (743,313)          (1,014,826)           (447,208)
                                                                        -----------------    -----------------   -----------------
----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and temporary cash investments                   (61,797)              34,746              81,842
                                                                        -----------------    -----------------   -----------------
----------------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                       148,415              113,669              31,827
                                                                        -----------------    -----------------   -----------------
----------------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                             $86,618             $148,415            $113,669
                                                                        =================    =================   =================
----------------------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
    Cash paid during the period for:
       Interest                                                                 $186,706             $163,728            $130,214
                                                                        =================    =================   =================
       Income taxes                                                              $67,564             $116,895            $141,150
                                                                        =================    =================   =================
    Noncash investing and financing activities:
       Capital lease obligations incurred and other                              $19,967              $20,419             $25,040
                                                                        =================    =================   =================
----------------------------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                               ALLIANT ENERGY CORPORATION
                                       CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                                                                December 31,
                                                                                          2001                2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands, except share amounts)
Common equity:
    Common stock - $0.01 par value - authorized 200,000,000 shares;
      outstanding 89,682,334 and 79,010,114 shares, respectively                                $897                $790
    Additional paid-in capital                                                             1,239,793             947,504
    Retained earnings                                                                        832,293             818,162
    Accumulated other comprehensive income (loss)                                           (152,434)            271,867
    Shares in deferred compensation trust - 71,958 and 28,825 shares
      at an average cost of $30.68 and $29.52 per share, respectively                         (2,208)               (851)
                                                                                       --------------   -----------------
        Total common equity                                                                1,918,341           2,037,472
                                                                                       --------------   -----------------

-------------------------------------------------------------------------------------------------------------------------
Cumulative preferred stock of subsidiaries, net (Note 7(b))                                  113,953             113,790
                                                                                       --------------   -----------------
-------------------------------------------------------------------------------------------------------------------------
Long-term debt:
    First Mortgage Bonds:
      8-5/8% to 9-1/8%, retired in 2001                                                            -              81,000
      9.3%, retired in 2001                                                                        -              27,000
      7.75%, due 2004                                                                         62,000              62,000
      1.9% variable rate at December 31, 2001 to 7.6%, due 2005                               88,000              88,000
      7-1/4% to 8%, due 2007, partially retired in 2001                                       52,450              55,000
      1.7% variable rate at December 31, 2001, due 2014                                        8,500               8,500
      1.85% to 1.9% variable rate at December 31, 2001, due 2015                              30,600              30,600
      8-5/8%, due 2021, partially retired in 2001                                             20,000              25,000
      7-5/8%, due 2023                                                                        94,000              94,000
      8.6%, due 2027, partially retired in 2001                                               70,000              90,000
                                                                                       --------------   -----------------
                                                                                             425,550             561,100
    Collateral Trust Bonds:
      7.25%, due 2006                                                                         60,000              60,000
      6-7/8%, due 2007                                                                        55,000              55,000
      6%, due 2008                                                                            50,000              50,000
      5.5% to 7%, due 2023                                                                    69,400              69,400
                                                                                       --------------   -----------------
                                                                                             234,400             234,400
    Pollution Control Revenue Bonds:
      1.8% variable rate at December 31, 2001 to 6.35%, due 2002 to 2023                      51,490              52,050

    Other long-term debt:
      Senior notes, 7% to 8.59%, due 2004 to 2011                                            574,000             274,000
      Exchangeable senior notes, 7.25% through February 2003, 2.5% thereafter, due 2030      402,500             402,500
      Credit facility, 3% to 3.45% at December 31, 2001                                      383,610             320,500
      Senior debentures, 6-5/8% to 6-3/4%, due 2009 to 2011                                  335,000             135,000
      Debentures, 5.7% to 7-5/8%, due 2007 to 2010                                           265,000             265,000
      Subordinated deferrable interest debentures, 7-7/8%, due 2025                           50,000              50,000
      Multifamily housing revenue bonds, 1.8% variable rate at
          December 31, 2001 to 7.55%, due 2002 to 2036                                        38,916              33,366
      Other, 0% to 10.75%, due 2002 to 2045                                                  116,814              71,793
                                                                                       --------------   -----------------
                                                                                           2,877,280           2,399,709
                                                                                       --------------   -----------------
    Less:
      Current maturities                                                                     (10,506)            (92,477)
      Variable rate demand bonds                                                             (55,100)            (55,100)
      Unamortized debt discount, net                                                        (353,733)           (342,016)
                                                                                       --------------   -----------------
        Total long-term debt (excluding current portion)                                   2,457,941           1,910,116
                                                                                       --------------   -----------------
-------------------------------------------------------------------------------------------------------------------------
Total capitalization                                                                      $4,490,235          $4,061,378
                                                                                       ==============   =================
-------------------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                    ALLIANT ENERGY CORPORATION
                                        CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
                                                                                              Accumulated    Shares in
                                                                    Additional                  Other         Deferred       Total
                                                         Common      Paid-In     Retained    Comprehensive  Compensation    Common
                                                         Stock       Capital     Earnings    Income (Loss)     Trust        Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
1999:
Beginning balance (a)                                      $776     $905,130    $537,372       $163,017             $-   $1,606,295
  Net income                                                                     196,581                                    196,581
      Unrealized holding gains arising
         during period, net of tax of $351,314                                                  499,668                     499,668
      Less: reclassification adjustment for gains
         included in net income, net of tax of $14,986                                           25,286                      25,286
                                                                                           -------------                ------------
    Net unrealized gains on securities                                                          474,382                     474,382
                                                                                           -------------                ------------
    Foreign currency translation adjustments                                                     (2,496)                     (2,496)
                                                                                           -------------                ------------
  Total comprehensive income                                                                                                668,467
 Common stock dividends                                                         (156,489)                                  (156,489)
 Common stock issued                                         14       37,278                                                 37,292
                                                        --------  -----------  ----------  -------------  ------------- ------------
Ending balance                                              790      942,408     577,464        634,903              -    2,155,565
2000:
  Net income                                                                     398,662                                    398,662
      Unrealized holding losses arising
         during period, net of tax of ($77,853)                                                (105,292)                   (105,292)
      Less: adjustment for gain on reclassification of
         investments included in net income, net of tax
            of $134,053                                                                         187,296                     187,296
      Less: reclassification adjustment for other gains
         included in net income, net of tax of $8,426                                            16,370                      16,370
                                                                                           -------------                ------------
    Net unrealized losses on securities                                                        (308,958)                   (308,958)
                                                                                           -------------                ------------
    Foreign currency translation adjustments                                                    (50,400)                    (50,400)
                                                                                           -------------                ------------
      Unrealized holding losses arising during period
         due to cumulative effect of a change in
            accounting principle, net of tax of ($4,693)                                         (6,582)                     (6,582)
      Other unrealized holding losses arising during
         period, net of tax of ($2,560)                                                          (3,427)                     (3,427)
      Less: reclassification adjustment for losses
         included in net income, net of tax of ($4,502)                                          (6,331)                     (6,331)
                                                                                           -------------                ------------
    Net unrealized losses on qualifying derivatives                                              (3,678)                     (3,678)
                                                                                           -------------                ------------
  Total comprehensive income                                                                                                 35,626
 Common stock dividends                                                         (157,964)                                  (157,964)
 Common stock issued                                                   5,096                                      (851)       4,245
                                                        --------  -----------  ----------  -------------  ------------- ------------
Ending balance                                              790      947,504     818,162        271,867           (851)   2,037,472
2001:
  Net income                                                                     172,362                                    172,362
      Unrealized holding losses arising
         during period, net of tax of ($240,579)                                               (343,285)                   (343,285)
      Less: reclassification adjustment for gains
         included in net income, net of tax of $--                                                  259                         259
                                                                                           -------------                ------------
    Net unrealized losses on securities                                                        (343,544)                   (343,544)
                                                                                           -------------                ------------
    Foreign currency translation adjustments                                                    (66,830)                    (66,830)
                                                                                           -------------                ------------
    Minimum pension liability adjustments,
     net of tax of ($11,022)                                                                    (16,378)                    (16,378)
                                                                                           -------------                ------------
      Unrealized holding losses arising during
         period, net of tax of ($1,569)                                                          (1,003)                     (1,003)
      Less: reclassification adjustment for losses
         included in net income, net of tax of ($2,078)                                          (3,454)                     (3,454)
                                                                                           -------------                ------------
    Net unrealized gains on qualifying derivatives                                                2,451                       2,451
                                                                                           -------------                ------------
  Total comprehensive loss                                                                                                 (251,939)
 Common stock dividends                                                         (158,231)                                  (158,231)
 Common stock issued                                        107      292,289                                    (1,357)     291,039
                                                        --------  -----------  ----------  -------------  ------------- ------------
Ending balance                                             $897   $1,239,793    $832,293      ($152,434)       ($2,208)  $1,918,341
                                                        ========  ===========  ==========  =============  ============= ============
------------------------------------------------------------------------------------------------------------------------------------
(a) Accumulated other comprehensive income (loss) at December 31, 1998 consisted of $170,099 of net unrealized gains on securities and ($7,082) of foreign currency translation adjustments.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                ALLIANT ENERGY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) General - The consolidated financial statements include the accounts of Alliant Energy and its consolidated subsidiaries. Alliant Energy is an investor-owned public utility holding company, whose primary subsidiaries are IP&L, WP&L, Resources and Corporate Services. On January 1, 2002, IPC merged with and into IESU and IESU changed its name to IP&L. IP&L and WP&L are utility subsidiaries that are engaged principally in the generation, transmission, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and steam and water services in Iowa, Wisconsin, Minnesota and Illinois. Resources (through its numerous direct and indirect subsidiaries) is comprised of various business units: International, Integrated Services, Investments, Non-regulated Generation and Trading, Mass Marketing and Energy Technologies.
International holds interests in global partnerships to develop energy generation, delivery and infrastructure in growing international markets, including Australia, Brazil, China and New Zealand. Integrated Services provides a wide range of energy and environmental services for commercial, industrial, institutional, educational and governmental customers. Investments includes ownership of an oil and gas production company, transportation companies, affordable-housing properties and various other investments. Non-regulated Generation and Trading plans to acquire and construct a portfolio of domestic non-regulated generation assets and holds Alliant Energy's electricity-trading joint venture with Cargill. Mass Marketing focuses on developing and marketing energy-related products and services. Energy Technologies holds investments in emerging energy technology companies. Corporate Services is the subsidiary formed to provide administrative services to Alliant Energy and its subsidiaries as required under PUHCA.

The consolidated financial statements reflect investments in controlled subsidiaries on a consolidated basis. All significant intercompany balances and transactions, other than certain energy-related transactions affecting the utility subsidiaries, have been eliminated from the consolidated financial statements. Such energy-related transactions are made at prices that approximate market value and the associated costs are recoverable from customers through the rate making process. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which give recognition to the rate making and accounting practices of FERC and state commissions having regulatory jurisdiction. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect: a) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and b) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts have been reclassified on a basis consistent with the current year presentation.

Unconsolidated investments for which Alliant Energy has at least a 20 percent non-controlling voting interest are generally accounted for under the equity method of accounting. These investments are stated at acquisition cost, increased or decreased for Alliant Energy's equity in net income or loss, which is included in "Equity income from unconsolidated investments" in the Consolidated Statements of Income and decreased for any dividends received. These investments are also increased or decreased for Alliant Energy's proportionate share of other comprehensive income, which is included in "Accumulated other comprehensive income (loss)" on the Consolidated Balance Sheets. Investments that do not meet the criteria for consolidation or the equity method of accounting are accounted for under the cost method. Refer to Note 9 for discussion of Alliant Energy's cost method investments that are marked-to-market as a result of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities."

(b) Regulation - Alliant Energy is a registered public utility holding company subject to regulation by the SEC under PUHCA. The utility subsidiaries are subject to regulation under PUHCA, FERC and their respective state regulatory commissions (IUB, PSCW, MPUC and ICC).

(c) Regulatory Assets - Alliant Energy is subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation," which provides that rate-regulated public utilities record certain costs and credits allowed in the rate making process in different periods than for non-regulated entities. These are deferred as regulatory assets or accrued as regulatory liabilities and are recognized in the Consolidated Statements of Income at the time they are reflected in rates. At December 31, 2001 and 2000, regulatory assets were comprised of the following items (in millions):

                                                   2001          2000
                                                ----------    ----------
Tax-related (Note 1(d))                           $115.3        $154.2
Environmental liabilities (Note 11(e))              63.1          66.8
Energy efficiency program costs                     39.9          51.6
Other                                               41.3          27.5
                                                ----------    ----------
                                                  $259.6        $300.1
                                                ==========    ==========


If a portion of the utility subsidiaries' operations becomes no longer subject to the provisions of SFAS 71 as a result of competitive restructuring or otherwise, a write-down of related regulatory assets would be required, unless some form of transition cost recovery is established by the appropriate regulatory body that would meet the requirements under accounting principles generally accepted in the U.S. for continued accounting as regulatory assets during such recovery period. In addition, each utility subsidiary would be required to determine any impairment of other assets and write-down such assets to their fair value.

(d) Income Taxes - Alliant Energy follows the liability method of accounting for deferred income taxes, which requires the establishment of deferred tax assets and liabilities, as appropriate, for all temporary differences between the tax basis of assets and liabilities and the amounts reported in the consolidated financial statements. Deferred taxes are recorded using currently enacted tax rates.

Except as noted below, income tax expense includes provisions for deferred taxes to reflect the tax effects of temporary differences between the time when certain costs are recorded in the accounts and when they are deducted for tax return purposes. As temporary differences reverse, the related accumulated deferred income taxes are reversed to income. Investment tax credits have been deferred and are subsequently credited to income over the average lives of the related property. Tax credits reduce income tax expense in the year claimed and include affordable housing and oil, gas and alternate fuel tax credits.

Consistent with Iowa rate making practices for IP&L, deferred tax expense is not recorded for certain temporary differences (primarily related to utility property, plant and equipment). As the deferred taxes become payable (over periods exceeding 30 years for some generating plant differences) they are recovered through rates. Accordingly, IP&L has recorded deferred tax liabilities and regulatory assets for certain temporary differences, as identified in Note 1(c). In Wisconsin, the PSCW has allowed rate recovery of deferred taxes on all temporary differences since August 1991. WP&L established a regulatory asset associated with those temporary differences occurring prior to August 1991 that will be recovered in future rates through 2007.

(e) Common Shares Outstanding - A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per share calculation was as follows:

Weighted average common shares outstanding:                2001             2000             1999
                                                       -------------    -------------    -------------
      Basic earnings per share calculation               80,497,823       79,002,643       78,352,186
      Effect of dilutive securities                         138,006          190,134           42,961
      Diluted earnings per share calculation             80,635,829       79,192,777       78,395,147


In 2001, 2000 and 1999, 1,501,854, 1,358,597, and 1,275,355 options, respectively, to purchase shares of common stock, with average exercise prices of $31.08, $30.27, and $30.55, respectively, were excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price.

(f) Temporary Cash Investments and Restricted Cash - Temporary cash investments are stated at cost, which approximates market value, and are considered cash equivalents for the Consolidated Balance Sheets and the

Consolidated Statements of Cash Flows. These investments consist of short-term liquid investments that have maturities of less than 90 days from the date of acquisition.

At December 31, 2001, restricted cash of approximately $51 million ($44 million was classified as current and $7 million as long-term) consisted of $34 million related to borrowing requirements for the construction of various power plants in China; $11 million related to bond and regulatory reserves, escrows and tenant security deposits at Alliant Energy's affordable housing companies; and $6 million related to future oil and gas acquisitions at Whiting.

(g) Depreciation of Utility Property, Plant and Equipment - The utility subsidiaries use a combination of remaining life, straight-line and sum-of-the-years-digits depreciation methods as approved by their respective regulatory commissions. The remaining life of DAEC, of which IP&L is a co-owner, is based on the NRC license end-of-life of 2014. The remaining depreciable life of Kewaunee, of which WP&L is a co-owner, is based on the PSCW approved revised end-of-life of 2010. Depreciation expense related to the decommissioning of DAEC and Kewaunee is discussed in Note 11(f). The average rates of depreciation for electric and gas properties, consistent with current rate making practices, were as follows:

                            IESU                                 WP&L                                  IPC
              ----------------------------------   ----------------------------------    ---------------------------------
                2001        2000        1999         2001        2000        1999           2001       2000       1999
              ----------------------------------   ----------------------------------    ---------------------------------
Electric        3.5%        3.5%        3.5%         3.7%        3.6%        3.6%           3.5%       3.5%       3.6%
Gas             3.6%        3.5%        3.5%         4.1%        4.1%        3.9%           3.6%       3.6%       3.6%


(h) Property, Plant and Equipment - Utility plant (other than acquisition adjustments) is recorded at original cost, which includes overhead, administrative costs and AFUDC. At December 31, 2001 and 2000, IESU had
$23.2 million and $24.4 million, respectively, of acquisition adjustments, net of accumulated amortization, included in utility plant ($5.2 million and $5.5 million, respectively, of such balances are currently being recovered in IP&L's rates). The aggregate gross AFUDC recovery rates, computed in accordance with the prescribed regulatory formula, were as follows:

                        2001             2000             1999
                    -------------    -------------    -------------
IESU                     8.5%            6.6%             7.9%
WP&L                     7.9%           10.8%             5.4%
IPC                      4.4%            6.5%             5.3%

Non-regulated property, plant and equipment is recorded at original cost. Upon retirement or sale of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in "Miscellaneous, net" in the Consolidated Statements of Income. Ordinary retirements of utility plant, including removal costs less salvage value, are charged to accumulated depreciation upon removal from utility plant accounts and no gain or loss is recognized.

(i) Operating Revenues - Alliant Energy accrues revenues for services rendered but unbilled at month-end. In 2000 and 1999, Alliant Energy recorded increases of $10 million (WP&L) and $9 million (IESU and IPC), respectively, in the estimate of utility services rendered but unbilled at month-end due to the implementation of refined estimation processes.

(j) Utility Fuel Cost Recovery - IP&L's retail tariffs provide for subsequent adjustments to its electric and natural gas rates for changes in the cost of fuel, purchased energy and natural gas purchased for resale. Changes in the under/over collection of these costs are reflected in "Electric and steam production fuels" and "Cost of utility gas sold" in the Consolidated Statements of Income. The cumulative effects are reflected on the Consolidated Balance Sheets as a current asset or current liability, pending automatic reflection in future billings to customers. At IP&L, purchased-power capacity costs are not recovered from electric customers through EACs. Recovery of these costs must be addressed in base rates in a formal rate proceeding.

WP&L's retail electric rates are based on annual forecasted fuel and purchased-power costs. Under PSCW rules, WP&L can seek emergency rate increases if the annual costs are more than three percent higher than the estimated costs used to establish rates. Any collections in excess of costs incurred in 2001 will be refunded in 2002, with interest. Accordingly, WP&L established a reserve in 2001 due to overcollection of fuel and purchased-power costs. WP&L has a gas performance incentive which includes a sharing mechanism whereby 40 percent of all gains and losses relative to current commodity prices, as well as other benchmarks, are retained by WP&L, with the remainder refunded to or recovered from customers.

(k) Nuclear Refueling Outage Costs - The IUB allows IP&L to collect, as part of its base revenues, funds to offset other operation and maintenance expenditures incurred during refueling outages at DAEC. As these revenues are collected, an equivalent amount is charged to other operation and maintenance expense with a corresponding credit to a reserve. During a refueling outage, the reserve is reversed to offset the refueling outage expenditures. Operating expenses incurred during refueling outages at Kewaunee are expensed by WP&L as incurred. Scheduled refueling outages occurred at DAEC and Kewaunee in Spring and late 2001, respectively. The next scheduled refueling outages at DAEC and Kewaunee are anticipated to commence in Spring 2003.

(l) Nuclear Fuel - Nuclear fuel for DAEC is leased. Annual nuclear fuel lease expenses include the cost of fuel, based on the quantity of heat produced for the generation of electricity, plus the lessor's interest costs related to fuel in the reactor and administrative expenses. Nuclear fuel for Kewaunee is recorded at its original cost and is amortized to expense based upon the quantity of heat produced for the generation of electricity. This accumulated amortization assumes spent nuclear fuel will have no residual value. Estimated future disposal costs of such fuel are expensed based on KWhs generated.

(m) Translation of Foreign Currency - Assets and liabilities of international investments, where the local currency is the functional currency, have been translated at year-end exchange rates and related income statement results have been translated using average exchange rates prevailing during the year. Adjustments resulting from translation have been recorded in "Accumulated other comprehensive income (loss)."

(n) Derivative Financial Instruments - Alliant Energy uses derivative financial instruments to hedge exposures to fluctuations in interest rates, certain commodity prices and volatility in a portion of natural gas sales volumes due to weather. Alliant Energy also utilizes derivatives to mitigate the equity price volatility associated with certain investments in equity securities. Alliant Energy does not use such instruments for speculative purposes. The fair value of all derivatives are recorded as assets or liabilities on the Consolidated Balance Sheets and gains and losses related to derivatives that are designated as, and qualify as hedges, are recognized in earnings when the underlying hedged item or physical transaction is recognized in income. Gains and losses related to derivatives that do not qualify for, or are not designated in hedge relationships, are recognized in earnings immediately. Alliant Energy has a number of commodity purchase and sales contracts that have been designated, and qualify for, the normal purchase and sale exception in SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS 133."
Based on this designation, these contracts are not accounted for as derivative instruments.

Alliant Energy is exposed to losses related to financial instruments in the event of counterparties' non-performance. Alliant Energy has established controls to determine and monitor the creditworthiness of counterparties in order to mitigate its exposure to counterparty credit risk. In the fourth quarter of 2001, Alliant Energy recorded a pre-tax charge of $5 million related to outstanding contracts with Enron. Alliant Energy has replaced certain Enron contracts by entering into contracts with credit-worthy counterparties where deemed necessary. Alliant Energy is not aware of any material exposure to counterparty credit risk.

Refer to Note 10 for further discussion of Alliant Energy's derivative financial instruments.

(o) Oil and Gas Producing Activities - Whiting follows the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, the costs of drilling the well and other associated costs are charged to expense. The costs of development wells are capitalized whether productive or non-productive.

Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment is recorded to the extent that capitalized costs of unproved properties, on a field-by-field basis, are not considered to be realizable. DD&A of capitalized costs of proved oil and gas properties is provided on a field-by-field basis using the units of production method based upon proved reserves. The computation of DD&A takes into consideration the anticipated proceeds from equipment salvage.

Whiting assesses its proved oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The impairment test compares the expected undiscounted future net revenues on a field-by-field basis with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to fair value, which is determined using discounted future net revenues from the producing property. During 2001, 2000 and 1999, Whiting recorded impairment charges for proved properties of $0, $0 and $3.3 million, respectively.

Gains and losses are recognized on sales of entire interests in proved and unproved properties and are reported in "Miscellaneous, net." Sales of partial interests are generally treated as recoveries of costs.

(2)  MERGER
In April 1998, IES, WPLH and IPC completed a merger, accounted for as a pooling of interests, resulting in Alliant Energy. In association with the merger, Alliant Energy entered into a three-year consulting agreement, which expired in the second quarter of 2001, with Wayne Stoppelmoor, the Chief Executive Officer of IPC prior to the consummation of the merger. Under the terms of the agreement, Mr. Stoppelmoor, who was also Vice Chairman of Alliant Energy's Board of Directors until April 2000, received annual fees of $324,500, $324,500 and $200,000 for his services during the respective periods of the agreement.

(3)  LEASES
IP&L has a capital lease covering its 70 percent undivided interest in nuclear fuel purchased for DAEC. Annual nuclear fuel lease expenses (included in "Electric and steam production fuels" in the Consolidated Statements of Income) for 2001, 2000 and 1999 were $14.1 million, $16.0 million and $12.7 million, respectively. Alliant Energy's operating lease rental expenses, which include certain purchased-power operating leases, for 2001, 2000 and 1999 were $42.0 million, $25.2 million and $24.6 million, respectively. The purchased-power leases below include $33 million in 2003 and a total amount of $423 million related to a new plant (Riverside) currently under development in Wisconsin. At December 31, 2001, Alliant Energy's future minimum lease payments were as follows (in millions):

                                2002     2003    2004    2005     2006    Thereafter    Total
                              -----------------------------------------------------------------
Operating leases:
  Certain purchased-
     power agreements           $18.3    $51.4   $65.8    $67.2    $68.5    $290.6      $561.8
  Financings using special
     purpose entities             2.7      2.7     2.7      2.7      2.7      15.7        29.2
  Other                          24.8     25.7    24.3     20.4     15.1      35.8       146.1
                              -----------------------------------------------------------------
Total operating leases          $45.8    $79.8   $92.8    $90.3    $86.3    $342.1      $737.1
                              =================================================================


                                                                                                                 Present
                                                                                                               value of net
                                                                                                     Less:       minimum
                                                                                                    amount       capital
                                                                                                 representing     lease
                                2002     2003    2004     2005     2006   Thereafter    Total      interest      payments
                              -------- ------- -------- -------- ------- ------------ --------- ------------- --------------
Capital leases                  $17.3   $10.6     $8.9     $2.3    $1.8      $0.6        $41.5      $3.9          $37.6


Alliant Energy has various synthetic leases related to the financing of its corporate headquarters, corporate aircraft, certain utility railcars and a utility radio dispatch system. Certain financings involve the use of unconsolidated structured finance or special purpose entities. Based on the magnitude of the amounts shown in the above table in "Financings using special purpose entities," Alliant Energy believes these financings are not material to its liquidity or capital resources.

(4)  UTILITY ACCOUNTS RECEIVABLE
Utility customer accounts receivable, including unbilled revenues, arise primarily from the sale of electricity and natural gas. At December 31, 2001 and 2000, the utility subsidiaries were serving a diversified base of residential, commercial and industrial customers and did not have any significant concentrations of credit risk.

Alliant Energy's utility subsidiaries participate in a combined accounts receivable sale program whereby IP&L and WP&L may sell up to a combined maximum amount of $250 million (there are no individual limits) of their respective accounts receivable to a third-party financial institution on a limited recourse basis through wholly-owned and consolidated special purpose entities. Corporate Services acts as a collection agent for the buyer and receives a fee for collection services that approximates fair value. The agreement expires in April 2004 and is subject to annual renewal or renegotiation for a longer period thereafter. Under terms of the agreement, the third-party financial institution purchases the receivables initially for the face amount. On a monthly basis, this sales price is adjusted, resulting in payments to the third-party financial institution of an amount that varies based on interest rates and length of time the sold receivables remain outstanding. Collections on sold receivables are used to purchase additional receivables from the utility subsidiaries.

At December 31, 2001 and 2000, Alliant Energy had sold $178 million and $154 million of receivables, respectively. In 2001, 2000 and 1999, Alliant Energy received approximately $2.2 billion, $1.6 billion and $1.5 billion, respectively, in aggregate proceeds from the sale of accounts receivable.
The utility subsidiaries use proceeds from the sale of accounts receivable and unbilled revenues to maintain flexibility in their capital structures, take advantage of favorable short-term rates and finance a portion of their long-term cash needs. Alliant Energy paid fees associated with these sales of $7.9 million, $9.0 million and $7.1 million in 2001, 2000 and 1999, respectively.

Alliant Energy and its utility subsidiaries account for the sale of accounts receivable to the third-party financial institution as sales under SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Retained receivables are available to the third-party financial institution to pay any fees or expenses due it, and to absorb all credit losses incurred on any of the sold receivables.

(5)  INCOME TAXES
The components of income taxes for Alliant Energy were as follows (in millions):

                                                  2001             2000              1999
                                             -------------    -------------     -------------
Current tax expense:
  Federal                                         $57.8           $110.0            $116.9
  State                                            17.9             26.5              29.2
Deferred tax expense (benefit):
  Federal                                           2.5             99.8              (7.9)
  State                                            (5.6)            19.7              (2.9)
Foreign tax expense                                 9.3              0.4              --
Amortization of investment tax credits             (5.2)            (4.5)             (5.5)
Oil, gas and alternative fuel credits              (7.1)            (6.2)             (3.4)
Affordable housing tax credits                     (9.8)            (6.9)             (5.9)
                                             -------------    -------------     -------------
                                                  $59.8           $238.8            $120.5
                                             =============    =============     =============

Included in "Cumulative effect of a change in accounting principle, net of tax" in the Consolidated Statements of Income for 2001 and 2000 was income tax expense (benefit) of ($5.5) million and $9.8 million, respectively, related to the adoption of SFAS 133 by an equity method foreign affiliate of Alliant Energy on January 1, 2001 and by Alliant Energy's consolidated subsidiaries on July 1, 2000, respectively.

The overall effective income tax rates shown in the following table were computed by dividing total income tax expense by income before income taxes and preferred dividend requirements of subsidiaries.

                                                                  2001              2000             1999
                                                              -------------     -------------    --------------
Statutory federal income tax rate                                 35.0%             35.0%            35.0%
    State income taxes, net of federal benefits                    4.9               6.7              6.4
    Effect of rate making on property related differences          1.7               0.8              2.2
    Amortization of investment tax credits                        (2.2)             (0.9)            (1.7)
    Oil, gas and alternative fuel credits                         (2.8)             (1.0)            (1.0)
    Affordable housing tax credits                                (3.6)             (1.1)            (1.9)
    Adjustment of prior period taxes                              (8.4)             (1.0)            (1.7)
    Other items, net                                              (0.8)             (0.4)            (0.1)
                                                              -------------     -------------    --------------
Overall effective income tax rate                                 23.8%             38.1%            37.2%
                                                              =============     =============    ==============


The accumulated deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at December 31 arise from the following temporary differences (in millions):

                                      2001              2000
                                  -----------       -----------
Property related                     $608.9            $673.6
Exchangeable senior notes             129.7              47.8
McLeod investment                       2.0             318.5
Investment tax credits                (32.8)            (45.8)
Other                                 (75.3)            (62.4)
                                  -----------       -----------
                                     $632.5            $931.7
                                  ===========       ===========

At December 31, 2001, 2000 and 1999, Alliant Energy had not recorded U.S. tax provisions of approximately $6.7 million, $4.4 million and $1.4 million, respectively, relating to approximately $19.0 million, $12.6 million and $4.1 million, respectively, of unremitted earnings from foreign investments as these earnings are expected to be reinvested indefinitely.

Domestic and foreign sources of income before income taxes were as follows (in millions):

                                      2001             2000            1999
                                 -------------    ------------     ------------
Domestic sources                      $207.6          $607.7           $307.1
Foreign sources                         37.5            13.1             10.0
                                 -------------    ------------     ------------
   Income before income taxes         $245.1          $620.8           $317.1
                                 =============    ============     ============

(6)  BENEFIT PLANS
(a) Pension Plans and Other Postretirement Benefits - Alliant Energy has several non-contributory defined benefit pension plans that cover substantially all of its employees. Benefits are based on the employees' years of service and compensation. Alliant Energy also provides certain postretirement health care and life benefits to eligible retirees. In general, the health care plans are contributory with participants' contributions adjusted regularly and the life insurance plans are non-contributory.

The weighted-average assumptions at the measurement date of September 30 were as follows:

                                                 Qualified Pension Benefits           Other Postretirement Benefits
                                           --------------------------------------- ------------------------------------
                                              2001          2000          1999       2001         2000         1999
                                           ------------ -------------  ----------- ----------  -----------  -----------
Discount rate                                7.25%         8.00%         7.75%       7.25%       8.00%        7.75%
Expected return on plan assets                 9%            9%            9%         9%           9%           9%
Rate of compensation increase               3.5-4.5%      3.5-4.5%      3.5-4.5%     3.5%         3.5%         3.5%
Medical cost trend on covered charges:
   Initial trend rate                         N/A           N/A           N/A         12%          9%           7%
   Ultimate trend rate                        N/A           N/A           N/A         5%           5%           5%


The components of Alliant Energy's qualified pension benefits and other postretirement benefits costs were as follows (in millions):

                                                  Qualified Pension Benefits            Other Postretirement Benefits
                                              ------------------------------------    ----------------------------------
                                                2001          2000         1999        2001         2000         1999
                                              ----------    ----------    --------    --------    ---------    ---------
Service cost                                    $11.0         $11.1        $12.8        $4.0        $3.7         $5.5
Interest cost                                    38.2          36.7         35.6        10.6         9.8         10.4
Expected return on plan assets                  (48.5)        (45.7)       (46.2)       (6.1)       (5.3)        (5.0)
Amortization of:
   Transition obligation (asset)                 (2.4)         (2.4)        (2.4)        3.7         3.9          4.3
   Prior service cost                             2.7           2.6          2.5        (0.3)       (0.3)        (0.3)
   Actuarial loss (gain)                         (1.5)         (1.0)         0.2        (1.5)       (1.9)        (0.8)
                                              ----------    ----------    --------    --------    ---------    ---------
                                                ($0.5)         $1.3         $2.5       $10.4        $9.9        $14.1
                                              ==========    ==========    ========    ========    =========    =========

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefit costs. A one percent change in the medical trend rates for 2001, holding all other assumptions constant, would have the following effects (in millions):

                                                                1 Percent Increase       1 Percent Decrease
                                                               ---------------------    ----------------------
Effect on total of service and interest cost components                $1.5                      ($1.4)
Effect on postretirement benefit obligation                           $15.2                     ($13.7)


A reconciliation of the funded status of Alliant Energy's plans to the amounts recognized on Alliant Energy's Consolidated Balance Sheets at December 31 was as follows (in millions):


                                                           Qualified Pension Benefits       Other Postretirement Benefits
                                                          -----------------------------    ---------------------------------
                                                             2001             2000             2001               2000
                                                          ------------    -------------    --------------    ---------------
Change in benefit obligation:
  Net benefit obligation at beginning of year                 $483.6          $481.0           $130.7            $127.8
  Service cost                                                  11.0            11.1              4.0               3.7
  Interest cost                                                 38.2            36.7             10.6               9.8
  Plan participants' contributions                              --              --                1.9               1.6
  Plan amendments                                               --               3.6             --                (3.8)
  Actuarial loss (gain)                                         56.6           (13.8)            40.7               2.4
  Gross benefits paid                                          (36.1)          (35.0)           (13.4)            (10.8)
                                                          ------------    -------------    --------------    ---------------
    Net benefit obligation at end of year                      553.3           483.6            174.5             130.7
                                                          ------------    -------------    --------------    ---------------

Change in plan assets:
  Fair value of plan assets at beginning of year               556.3           525.9             83.0              68.3
  Actual return on plan assets                                 (36.9)           63.1             (6.8)              8.7
  Employer contributions                                        --               2.3              9.1              15.2
  Plan participants' contributions                              --              --                1.9               1.6
  Gross benefits paid                                          (36.1)          (35.0)           (13.4)            (10.8)
                                                          ------------    -------------    --------------    ---------------
    Fair value of plan assets at end of year                   483.3           556.3             73.8              83.0
                                                          ------------    -------------    --------------    ---------------

Funded status at end of year                                   (70.0)           72.7           (100.7)            (47.7)
Unrecognized net actuarial loss (gain)                          74.2           (69.2)            16.8             (38.3)
Unrecognized prior service cost                                 21.5            24.2             (0.9)             (1.2)
Unrecognized net transition obligation (asset)                  (3.3)           (5.8)            41.1              44.8
                                                          ------------    -------------    --------------    ---------------
    Net amount recognized at end of year                       $22.4           $21.9           ($43.7)           ($42.4)
                                                          ============    =============    ==============    ===============

Amounts recognized on the Consolidated
  Balance Sheets consist of:
    Prepaid benefit cost                                       $45.5           $41.8             $2.1              $1.6
    Accrued benefit cost                                       (23.1)          (19.9)           (45.8)            (44.0)
    Additional minimum liability                               (36.1)           --               --                --
    Intangible asset                                             8.7            --               --                --
    Accumulated other comprehensive loss                        27.4            --               --                --
                                                          ------------    -------------    --------------    ---------------
     Net amount recognized at measurement date                  22.4            21.9            (43.7)            (42.4)
                                                          ------------    -------------    --------------    ---------------

Contributions paid after 9/30 and prior to 12/31                --              --                2.5               1.5
                                                          ------------    -------------    --------------    ---------------
    Net amount recognized at 12/31                             $22.4           $21.9           ($41.2)           ($40.9)
                                                          ============    =============    ==============    ===============

The benefit obligation and fair value of plan assets for the postretirement welfare plans with benefit obligations in excess of plan assets were $167.8 million and $64.5 million, respectively, at September 30, 2001 and $124.5 million and $73.2 million, respectively, at September 30, 2000. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the qualified pension plans with accumulated benefit obligations in excess of plan assets were $293.9 million, $283.7 million and $225.7 million, respectively, at September 30, 2001. At September 30, 2000, there were no qualified pension plans with accumulated benefit obligations in excess of plan assets. For the various Alliant Energy pension and postretirement plans, Alliant Energy common stock represented less than 1 percent of total plan investments at December 31, 2001 and 2000.

Alliant Energy sponsors several non-qualified pension plans that cover certain current and former key employees. At December 31, 2001 and 2000, the funded balances of such plans totaled approximately $4 million and $5 million, respectively, none of which consisted of Alliant Energy common stock. Alliant Energy's pension benefit obligation under these plans was $34.4 million and $26.2 million at December 31, 2001 and 2000, respectively. Alliant Energy's pension expense under these plans was $3.4 million, $3.6 million, and $2.5 million in 2001, 2000 and 1999, respectively.

Alliant Energy has various life insurance policies that cover certain key employees and directors. At December 31, 2001 and 2000, the cash surrender value of these investments was $30 million and $27 million, respectively.

Under Alliant Energy's deferred compensation plans, certain key employees and directors can defer part or all of their current compensation in company stock or interest accounts, which are held in grantor trusts. At December 31, 2001 and 2000, the value of the trusts totaled approximately $2.2 million and $1.0 million, respectively, the majority of which consisted of Alliant Energy common stock.

A significant number of Alliant Energy employees also participate in defined contribution pension plans (401(k) and Employee Stock Ownership plans). Alliant Energy's contributions to the plans, which are based on the participants' level of contribution, were $8.2 million, $8.1 million, and $7.4 million in 2001, 2000 and 1999, respectively.

(b) Long-Term Equity Incentive Plan - Alliant Energy has an LTEIP that permits the grant of non-qualified stock options, incentive stock options, restricted stock, performance shares and performance units to key employees. At December 31, 2001, non-qualified stock options, restricted stock and performance shares were outstanding. The maximum number of shares of Alliant Energy common stock that may be issued under the plan is 3.8 million.

Options granted to date under the plan were granted at the fair market value of the shares on the date of grant, vest over three years and expire no later than 10 years after the grant date. Options become fully vested upon retirement and remain exercisable at any time prior to their expiration date, or for three years after the effective date of the retirement, whichever period is shorter. Participants' options that are not vested become forfeited when participants leave Alliant Energy and their vested options expire after three months. A summary of the stock option activity was as follows:

                                                 2001                        2000                       1999
                                       -------------------------   -------------------------   ------------------------
                                                       Weighted                   Weighted                   Weighted
                                                       Average                     Average                    Average
                                                       Exercise                   Exercise                   Exercise
                                           Shares       Price          Shares       Price         Shares       Price
                                       -------------------------   -------------------------   ------------------------
Outstanding at beginning of year          2,265,862      $29.67       1,543,028    $30.32          751,084     $30.83
Options granted                             721,072       31.14         899,094     28.59          824,564      29.88
Options exercised                           (42,432)      29.87         (15,486)    30.03               --        --
Options forfeited                           (27,273)      30.07        (160,774)    29.90          (32,620)     30.55
                                       -------------------------   -------------------------   ------------------------
Outstanding at end of year                2,917,229      $30.03       2,265,862    $29.67        1,543,028     $30.32
                                       =========================   =========================   ========================
Exercisable at end of year                1,593,047      $29.94         962,073    $30.12          333,782     $30.80


The range of exercise prices for the options outstanding at December 31, 2001 was $27.50 to $31.56. The value of the options granted during the year using the Black-Scholes pricing method was as follows:

                                                             2001             2000            1999
                                                          ------------     ------------    ------------
Value of options based on Black-Scholes model                $4.30            $7.71           $4.71
Volatility                                                   18.9%            32.7%           20.2%
Risk free interest rate                                      5.0%             5.7%            5.8%
Expected life                                              10 years         10 years        10 years
Expected dividend yield                                      6.6%             6.3%            6.7%


Alliant Energy follows APB 25, "Accounting for Stock Issued to Employees," to account for stock options. No compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant. Had compensation cost for the plan been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS 123, "Accounting for Stock-Based Compensation," pro forma net income and earnings per share would have been:

                                                              2001             2000            1999
                                                         --------------    ------------    -------------
Pro forma net income (in millions)                           $169.3           $391.7          $192.7
Pro forma earnings per share (basic)                           2.10             4.96            2.46
Pro forma earnings per share (diluted)                         2.10             4.95            2.46


In 2001 and 1999, 1,745 and 65,752 shares, respectively, of restricted stock with three-year restriction periods were awarded. At December 31, 2001 and 2000, there were 61,137 and 62,490 shares outstanding, respectively. Any unvested shares of restricted stock become fully vested upon retirement. Participants' unvested restricted stock is forfeited when the participant leaves Alliant Energy. Compensation cost, which is recognized over the three-year restriction period, was $0.6 million, $0.6 million and $0.4 million in 2001, 2000 and 1999, respectively.

The payout to key employees of Corporate Services for performance shares is contingent upon achievement over a three-year period of specified earnings per share growth and total return to shareowners of Alliant Energy compared with an investor-owned utility peer group. The payout to key employees of Resources is contingent upon achievement over a three-year period of specified Resources earnings per share growth. Performance shares are paid out in shares of Alliant Energy's common stock or a combination of cash and stock and are modified by a performance multiplier, which ranges from 0 to 2, based on the performance criteria. Performance shares have an intrinsic value equal to the market price of a share on the date of grant. Pursuant to APB 25, Alliant Energy accrues the plan expense over the three-year period the services are performed and recognized $2.4 million, $0.4 million and $1.6 million of expense in 2001, 2000 and 1999, respectively.

(7)  COMMON AND PREFERRED STOCK
(a) Common Stock - During 2001, 2000 and 1999, Alliant Energy issued 897,220 shares, 26,100 shares and 1,353,971 shares, respectively, of common stock under its various stock plans. In addition, in November 2001, Alliant Energy completed a public offering of 9.775 million shares of its common stock at a price per share to the public of $28.00. The net proceeds of approximately
$263 million were used to repay short-term debt.   From January 2000 to June
2001, Alliant Energy satisfied its requirements under the Shareowner Direct Plan (dividend reinvestment and stock purchase plan) by acquiring Alliant Energy common stock on the open market, rather than through original issue. At December 31, 2001 and 2000, Alliant Energy had a total of 2.6 million and
5.0 million shares, respectively, available for issuance in the aggregate, pursuant to its Shareowner Direct Plan, LTEIP and 401(k) Savings Plan.

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

Alliant Energy's utility subsidiaries each have common stock dividend restrictions based on their respective bond indentures and articles of incorporation, and restrictions on the payment of common stock dividends commonly found with preferred stock. In addition, IP&L's ability to pay common stock dividends is restricted based on requirements associated with sinking funds. WP&L's common stock dividends are restricted to the extent that such dividend would reduce the common stock equity ratio to less than 25 percent. Also the PSCW ordered that it must approve the payment of dividends by WP&L to Alliant Energy that are in excess of the level forecasted in the rate order ($58.3 million), if such dividends would reduce WP&L's average common equity ratio below 52 percent of total capitalization. The dividends paid by WP&L to Alliant Energy since the rate order was issued have not exceeded such level.

In 2001, 14 non-employee directors received up to 1,000 shares each of Alliant Energy common stock through the Shareowner Direct Plan as part of the directors' compensation program, for a total of approximately $338,000. In 2000, 12 non-employee directors received up to $20,000 each in Alliant Energy common stock, for a total of approximately $222,000. In 1999, matching contributions of $2,500 each were made to nine non-employee directors.

(b) Preferred Stock - IP&L has outstanding 545,000 shares of 6.40%, $50 par value preferred stock with a final redemption date of May 1, 2022. Under the provisions of the mandatory sinking fund, beginning in 2003, IP&L is required to redeem annually $1.4 million, or 27,250 shares of the preferred stock.

The carrying value of Alliant Energy's cumulative preferred stock of subsidiaries at December 31, 2001 and 2000 was $114 million. The fair market value, based upon the market yield of similar securities and quoted market prices, at December 31, 2001 and 2000 was $99 million and $90 million, respectively. Information related to Alliant Energy's cumulative preferred stock of subsidiaries, net at December 31 was as follows:

                                                                            2001            2000
                                                                        ------------   -------------
                                                                               (in millions)
 Par/Stated   Authorized     Shares                        Mandatory
   Value        Shares     Outstanding       Series        Redemption
   -----        ------     -----------       ------        ----------
    $100          *          449,765      4.40% - 6.20%        No            $45.0          $45.0
     $25          *          599,460          6.50%            No             15.0           15.0
     $50       466,406       366,406      4.30% - 6.10%        No             18.3           18.3
     $50          **         216,381      4.36% - 7.76%        No             10.8           10.8
     $50          **         545,000          6.40%        $50 / share        27.3           27.3
                                                                        ------------   -------------
                                                                             116.4          116.4
    Less:  unamortized expenses                                               (2.4)          (2.6)
                                                                        ------------   -------------
                                                                            $114.0         $113.8
                                                                        ============   =============
*  3,750,000 authorized shares in total.  **  2,000,000 authorized shares in total.


(8)  DEBT
(a) Short-Term Debt - To provide short-term borrowing flexibility and security for commercial paper outstanding, Alliant Energy and its subsidiaries maintain bank lines of credit, of which most require a fee. The utility subsidiaries participate in a utility money pool, which is funded, as needed, through the issuance of commercial paper by Alliant Energy. Interest expense and other fees are allocated based on borrowed amounts. The PSCW has restricted WP&L from lending money to non-utility affiliates and non-Wisconsin utilities. As a result, WP&L can only borrow money from the utility money pool. At December 31, 2001, WP&L and IPC had money pool borrowings of $90.8 million and $40.0 million, respectively, and IESU had investments in the money pool of $1.9 million. At December 31, 2000, IESU, WP&L and IPC had money pool borrowings of $101.1 million, $29.2 million and $68.2 million, respectively. Information regarding short-term debt and lines of credit was as follows (dollars in millions):

                                                     2001             2000             1999
                                                 -------------    -------------    -------------
At year end:
   Commercial paper outstanding                       $68.4           $283.9          $374.7
   Discount rates on commercial paper              2.4-3.2%         6.4-6.7%        5.6-6.5%
   Notes payable outstanding                            $--            $50.1           $50.0
   Interest rates on notes payable                      N/A             6.5%            6.3%

For the year ended:
   Average amount of short-term debt
      (based on daily outstanding balances)          $221.6           $236.4          $185.9
   Average interest rates on short-term debt           4.5%             6.5%            5.4%


(b) Long-Term Debt - IESU's indentures securing its First Mortgage Bonds and its Collateral Trust Bonds constitute direct first mortgage liens and a second lien while First Mortgage Bonds remain outstanding, respectively, upon substantially all tangible public utility property. WP&L's and IPC's First Mortgage Bonds are secured by substantially all of their utility plant. IESU and WP&L also maintain unsecured indentures relating to the issuance of debt securities.

Resources is party to a three-year credit agreement with various banking institutions that extends through October 2003, with one-year extensions available upon agreement by the parties. Unused borrowing availability under this agreement is also used to support Resources' commercial paper program.
A combined maximum of $450 million of borrowings under this agreement and the commercial paper program may be outstanding at any one time. Interest rates are based on quoted market prices and maturities are set at the time of borrowing and are less than one year. At December 31, 2001 and 2000, Resources had $384 million and $321 million, respectively, of commercial paper outstanding backed by this facility with interest rates ranging from 3.00% to 3.45% and 6.37% to 6.65%, respectively. Resources intends to continue issuing commercial paper backed by this facility and no conditions existed at December 31, 2001 that would have prevented the issuance of commercial paper or direct borrowings under the three-year credit agreement.

In November 2001, Resources issued $300 million of senior notes at a fixed interest rate of 7%, due 2011. The notes are fully and unconditionally guaranteed by Alliant Energy. Resources used the proceeds to repay other Resources' debt. In March 2001, IESU issued $200 million of senior unsecured debentures at a fixed interest rate of 6-3/4%, due 2011. IESU used the proceeds to repay short- and long-term debt.

In February 2000, Resources issued $402.5 million of exchangeable senior notes due 2030, with a stated interest rate of 7.25% through February 2003 and 2.5% thereafter. The notes are exchangeable for cash based upon a percentage of the value of McLeod Class A Common Stock. Alliant Energy has agreed to fully and unconditionally guarantee the payment of principal and interest on the exchangeable senior notes.

Debt maturities for 2002 to 2006 are $10.5 million, $392.9 million, $91.0 million, $97.1 million and $93.8 million, respectively. Depending upon market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities.

The carrying value of Alliant Energy's long-term debt (including current maturities and variable rate demand bonds) at December 31, 2001 and 2000 was $2.5 billion and $2.1 billion, respectively. The fair market value, based upon the market yield of similar securities and quoted market prices, at December 31, 2001 and 2000 was $2.6 billion and $2.4 billion, respectively.

(9)  INVESTMENTS AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of Alliant Energy's current assets and current liabilities approximates fair value because of the short maturity of such financial instruments. Since the utility subsidiaries are subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of their financial instruments may not be realized by Alliant Energy's shareowners. Information relating to various investments held by Alliant Energy that are marked-to-market as a result of SFAS 115 were as follows (in millions):

                                                        December 31, 2001                  December 31, 2000
                                                  -------------------------------     -----------------------------
                                                                   Unrealized
                                                    Carrying/        Gains/             Carrying/     Unrealized
                                                      Fair          (Losses),             Fair        Gains, Net
                                                      Value        Net of Tax             Value        of  Tax
                                                  -------------------------------     -----------------------------
Available-for-sale securities:
  Nuclear decommissioning trust funds:
     Debt securities                                     $191           $3                 $180            $3
     Equity securities                                    142           42                  128            50
        Total                                             333           45                  308            53
  Investment in McLeod                                     15           (9)                 570           317
  Various other investments                                24            1                   52            19
Trading securities:
  Investment in McLeod                                      6           (a)                 221            (a)

(a)   Adjustments to the trading securities are reflected in earnings in the "Miscellaneous, net" line in the Consolidated
      Statements of Income.


Nuclear Decommissioning Trust Funds - At December 31, 2001, $114 million, $37 million and $40 million of the debt securities mature in 2002-2010, 2011-2020 and 2021-2049, respectively. The fair value of the nuclear decommissioning trust funds was as reported by the trustee, adjusted for the tax effect of unrealized gains and losses. Net unrealized holding gains were recorded as part of accumulated provision for depreciation. The funds realized gains/(losses) from the sales of securities of $2.0 million, $5.0 million and ($7.9) million in 2001, 2000 and 1999, respectively (cost of the investments based on specific identification was $169.8 million, $213.4 million and $120.1 million, respectively, and proceeds from the sales were $171.8 million, $218.4 million and $112.2 million, respectively).

Investment in McLeod - At December 31, 2001 and 2000, Alliant Energy beneficially owned 56.1 million shares of common stock in McLeod, a telecommunications company. Alliant Energy had 40.5 million shares classified as available-for-sale and 15.6 million shares as trading and the cost basis of the investment was $30.5 million. Pursuant to the provisions of SFAS 115, the carrying value of Alliant Energy's investment in McLeod is adjusted to the estimated fair value each quarter based on the closing price at the end of the quarter. Adjustments to the available-for-sale securities do not impact earnings as the unrealized gains or losses, net of taxes, are recorded directly to the common equity section of the Consolidated Balance Sheets as a component of "Accumulated other comprehensive income (loss)." In addition, any such gains or losses are reflected in current earnings only at the time they are realized through a sale or if a decline in the stock price below Alliant Energy's cost basis is determined to be "other-than-temporary." Adjustments to the trading securities are reflected in earnings in the "Miscellaneous, net" line in the Consolidated Statements of Income. Alliant Energy realized pre-tax gains from the sales of McLeod available-for-sale securities of $23.8 million and $40.3 million in 2000 and 1999, respectively (cost of the investments based on the first-in-first-out method were $0.2 million and $0.6 million, respectively, and proceeds from the sales were $24.0 million and $40.9 million, respectively). Alliant Energy's ability to sell the McLeod stock was subject to various restrictions under an agreement with McLeod that expired December 31, 2001.

Investments in Foreign Entities - The geographic concentration of Alliant Energy's foreign investments at December 31 was as follows (in millions):

                         Brazil       New Zealand/Australia         China        Mexico        Other        Total
                        ---------    -------------------------    ----------    ---------    ----------   ----------
2001
----
   Unconsolidated           $378                $124                  $30            $41         $--          $573
   Consolidated               --                  --                  146             --          --           146
                        ---------    -------------------------    ----------    ---------    ----------   ----------
      Total                 $378                $124                 $176            $41         $--          $719
                        =========    =========================    ==========    =========    ==========   ==========

2000
----
   Unconsolidated           $319                $140                  $30            $18          $1          $508
   Consolidated               --                  --                   50             --          --            50
                        ---------    -------------------------    ----------    ---------    ----------   ----------
      Total                 $319                $140                  $80            $18          $1          $558
                        =========    =========================    ==========    =========    ==========   ==========


Brazil - Resources holds interests in five Brazilian electric utilities
------
(Companhia Forca e Luz Cataguazes - Leopoldina, S.A. (Cataguazes), Companhia Energetica da Borborema S.A., Companhia de Electricidade de Nova Friburgo S.A., Empresa Energetica de Sergipe S.A. and Sociedade Anonima de Eletrificacao da Paraiba) through several direct investments accounted for under the equity method of accounting. At December 31, 2001 and 2000, Resources' investments included a 49.9% direct ownership interest in GIPAR, S.A., an electric utility holding company; a 39.4% direct ownership interest in Cataguazes, an electric utility; and a 45.6% direct ownership interest in Energisa, S.A., an energy development company. At December 31, 2001, Resources' investments also included a 49.9% direct ownership interest in Pbpart - SE 1 Ltda., an electric utility holding company, and a 49.7% direct ownership interest in Usina Termeletrica de Juiz de Fora S.A., a thermal power plant project. At December 31, 2001, the total investment balance exceeded Resources' share of the underlying net equity of the applicable investees by approximately $38 million which has been assigned to the assets and liabilities of the investees and is being amortized over their remaining estimated lives.

New Zealand/Australia - Resources' investments included a non-controlling
---------------------
69.5% ownership interest in Southern Hydro, a hydroelectric generating company in Australia; a 20.4% ownership interest in TrustPower Ltd., a New Zealand utility company; and a 9.3% ownership interest in Infratil Limited, a New Zealand utility holding company. Southern Hydro and TrustPower Ltd. are accounted for under the equity method and Infratil Limited is accounted for under the cost method. At December 31, 2001, the investment balance exceeded Resources' share of the underlying net equity of the above investees accounted for under the equity method by approximately $21 million; $14 million has been assigned to the assets and liabilities of Southern Hydro and is amortized over their estimated lives; and $7 million of goodwill at TrustPower Ltd. which was being amortized over 20 years prior to the adoption of SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002.

China - Resources' consolidated investments included a 93.5% ownership
-----
interest in Peak Pacific, a company that develops combined heat and power generating facilities for large industrial customers. At December 31, 2001, Peak Pacific's portfolio included five combined heat and power facilities.
At December 31, 2001, Resources' consolidated investments also included a 64.0% ownership interest in Anhui New Energy Heat & Power Co., Ltd., a combined heat and power facility. Resources' unconsolidated investments included a 50.0% ownership interest in Jiaxing JIES Power & Heat Co., Ltd. and a 30.0% ownership interest in Tongxiang TIES Power & Heat Co., Ltd. Both of these combined heat and power facilities are accounted for under the equity method.

Mexico - Resources' investment in Mexico consisted of a loan receivable
------
(including accrued interest income) from a Mexican development company. Under provisions of the loan, Resources has agreed to lend up to $65 million to support the development of a resort community near the Baja peninsula. The loan accrues interest at 8.75% and is secured by the undeveloped land of the resort community. Repayment of the loan principal and interest will be based on a portion of the proceeds from the sales of real estate in the resort community and therefore is dependent on the successful development of the project and the ability to sell real estate. Alliant Energy may also realize royalty income on the real estate sales once the loan is repaid.

Investment in ATC - WP&L, including South Beloit, transferred its transmission assets with no gain or loss (approximate net book value of $186 million) to ATC on January 1, 2001. WP&L received a tax-free cash distribution of $75 million from ATC and had a $110 million equity investment in ATC, with an ownership percentage of approximately 26.5 percent at December 31, 2001. WP&L accounts for its investment in ATC under the equity method.

Investment in Cargill-Alliant - Alliant Energy has a 50.0 percent ownership interest in Cargill-Alliant, an electricity-trading business that is accounted for under the equity method with investment balances of approximately $22 million and $21 million at December 31, 2001 and 2000, respectively.

Unconsolidated Equity Investments - Summary financial information from Alliant Energy's unconsolidated equity investments' financial statements is as follows (in millions):

                                                     Alliant Energy Ownership             Alliant Energy Ownership
                                                    Less Than or Equal to 50%                 Greater Than 50%
                                               -------------------------------------  ---------------------------------
Income statement data (for the year ended):         2001          2000        1999       2001       2000        1999
                                               ------------   ----------  ----------  ---------  ----------  ----------
     Operating revenues                           $2,248.0     $1,196.4      $297.2     $465.4      $155.5       $0.5
     Operating income                                141.4         43.1        11.5       86.7        20.6        0.1
     Income (loss) from continuing operations         52.2         67.6         5.9       (5.5)        6.5       (0.1)
     Net income (loss)                                52.2         67.6         5.9       (5.5)        6.5       (0.1)

Balance sheet data (at December 31):                2001          2000                   2001       2000
                                               ------------   ----------              ---------  ----------
     Current assets                                 $460.0       $519.2                 $234.6      $140.9
     Non-current assets                            2,195.6      1,562.8                1,322.2     1,073.8
     Current liabilities                             528.0        613.6                  329.3       241.0
     Non-current liabilities (excluding
        minority interest)                           574.6        534.7                  707.4       486.9
     Minority interest                               213.5        212.9                   58.0        16.7


(10)  DERIVATIVE FINANCIAL INSTRUMENTS
(a) Accounting for Derivative Instruments and Hedging Activities - Alliant Energy records derivative instruments at fair value on the balance sheet as assets or liabilities and changes in the derivatives' fair values in earnings unless specific hedge accounting criteria are met.

In the first quarter of 2001, Alliant Energy recorded a net loss of $12.9 million for a cumulative effect of a change in accounting principle representing the impact of adopting SFAS 133 as of January 1, 2001 at Alliant Energy's equity method investees. This transition adjustment represents Alliant Energy's share of the difference between the carrying amount of Southern Hydro's electricity derivative contracts under the applicable accounting principles in effect at December 31, 2000, and the carrying values of these electricity derivative contracts as determined in accordance with SFAS 133 as of January 1, 2001.

In the third quarter of 2000, Alliant Energy recorded net income of $16.7 million for a cumulative effect of a change in accounting principle representing the impact of adopting SFAS 133 as of July 1, 2000 at Alliant Energy's consolidated subsidiaries. This transition adjustment was primarily the result of the difference between the carrying amount of Resources' exchangeable senior notes issued in February 2000 under the applicable accounting principles in effect at June 30, 2000, and the carrying values of the debt and derivative components of the notes as determined in accordance with SFAS 133 as of July 1, 2000. Transition adjustments relating to Alliant Energy's other derivative instruments had no material impact on net income.

The consolidated financial statement impact of adopting SFAS 133 was as follows (in millions):

                                                                                              Increase (Decrease)
                                                                   Financial          ------------------------------------
               Financial Statement Account                         Statement           July 1, 2000       January 1, 2001
----------------------------------------------------------    --------------------    --------------     -----------------
Investments in unconsolidated foreign entities                Balance sheet                 $--                ($18.4)
Other assets                                                  Balance sheet                 2.0                    --
Other liabilities (a)                                         Balance sheet               302.2                  (5.5)
Cumulative effect of a change in accounting
   principle (other comprehensive income)                     Balance sheet                (6.6)                   --
Other comprehensive income (b)                                Balance sheet              (187.3)                   --
Long-term debt (c)                                            Balance sheet              (310.3)                   --
Cumulative effect of a change in accounting principle,
   net of tax                                                 Income statement             16.7                 (12.9)
Pre-tax gain on transfer to trading account (d)               Income statement            321.4                    --
Deferred tax expense (d)                                      Income statement            134.1                    --


(a) Includes the embedded derivative component of Resources' exchangeable senior notes of $283.7 million on July 1, 2000 and deferred income taxes related to Southern Hydro's electricity contracts on January 1, 2001
(b) Represents net of tax reduction to other comprehensive income resulting from classification of approximately 15.6 million shares of McLeod as trading securities (equal to net amount of two line items in (d))
(c) Adjustment to the debt component of Resources' exchangeable senior notes
(d) Gain and tax expenses associated with the transfer of approximately 15.6 million shares of McLeod from available-for-sale securities to trading securities

During 2001 and 2000, $0.1 million of net gains and $6.7 million of net losses, respectively, included in the cumulative effect of a change in accounting principle component of accumulated other comprehensive income
(loss) were reclassified into earnings, resulting in remaining balances of $0 and $0.1 million at December 31, 2001 and 2000, respectively.

Cash Flow Hedging Instruments - During 2001 and 2000, Alliant Energy held
-----------------------------
various derivative instruments designated as cash flow hedging instruments. WP&L utilized gas commodity financial swap arrangements to reduce the impact of price fluctuations on gas purchased and injected into storage during the summer months and withdrawn and sold at current market prices during the winter months pursuant to the natural gas cost incentive sharing mechanism with customers in Wisconsin. Alliant Energy's utility subsidiaries utilized physical coal purchase contracts, which did not qualify for the normal purchase and sale exception, to manage the price of anticipated coal purchases and sales. For WP&L, these contracts are used to manage costs within the forecasts used to set its electric rates. For IP&L, these contracts are used to minimize customer rates in its dollar-for-dollar recovery mechanism in Iowa. Treasury rate locks were used to mitigate risk associated with movements in the ten-year treasury yield used to price $300 million of Resources' senior notes issued in November 2001. Interest rate swaps were used by Southern Hydro to manage the future interest payments of its variable rate debt. SmartEnergy, Inc., an energy services company operating in deregulated markets, utilized electricity swaps to reduce the impact of price fluctuations on electricity purchased to meet the requirements of its customers.

In 2001 and 2000, net gains of $2.0 million and $0.4 million, respectively, were recognized relating to the amount of hedge ineffectiveness in accordance with SFAS 133. Alliant Energy did not exclude any components of the derivative instruments' gain or loss from the assessment of hedge effectiveness and in 2001 reclassified a loss of $0.9 million into earnings as a result of the discontinuance of hedges. At December 31, 2001, the maximum length of time over which Alliant Energy hedged its exposure to the variability in future cash flows for forecasted transactions was 10 months and Alliant Energy estimated that gains of $2.9 million will be reclassified from accumulated other comprehensive income (loss) into earnings in 2002 as the hedged transactions affect earnings. At December 31, 2000, the maximum length of time over which Alliant Energy hedged its exposure to the variability in future cash flows for forecasted transactions was 18 months and Alliant Energy estimated that losses of $3.7 million would be reclassified from accumulated other comprehensive income (loss) into earnings in 2001 as the hedged transactions affected earnings.

Other Derivatives Not Designated in Hedge Relationships - Alliant Energy's
-------------------------------------------------------
derivatives that were not designated in hedge relationships during 2001 and/or 2000 included the embedded derivative component of Resources' exchangeable senior notes, oil and gas swaps and collars, electricity price collars, physical coal contracts not designated in hedge relationships and electricity derivative contracts at Southern Hydro.

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

Changes in the fair value of the McLeod shares designated as trading are reflected as increases or decreases in Alliant Energy's net income. These trading gains or losses are expected to correspond with and partially offset changes in the intrinsic value of the derivative component of Resources' exchangeable senior notes. Changes in the time value portion of the derivative component will result in non-cash increases or decreases to Alliant Energy's net income. Included in "Miscellaneous, net" in Alliant Energy's Consolidated Statements of Income for 2001 and 2000, was expense of $215.1 million and $102.5 million, respectively, related to the change in value of the McLeod trading securities, partially offset by income of $181.6 million and $101.8 million, respectively, related to the change in value of the derivative component of the exchangeable senior notes.

Whiting is exposed to commodity price risk in the pricing of its oil and gas production. Alliant Energy has previously utilized oil and gas swaps and collars to mitigate the impact of oil and gas price fluctuations. At December 31, 2001, Whiting did not have any swaps or collars outstanding.

Electricity price collars were used to manage utility energy costs during supply/demand imbalances. Physical coal contracts that do not qualify for the normal purchase and sale exception were used to manage the price of anticipated coal purchases and sales. For WP&L, these contracts are used to manage costs within the forecasts used to set its electric rates. Due to the dollar-for-dollar fuel recovery mechanism in Iowa, changes in the fair value of these instruments are recorded in regulatory assets/liabilities at IP&L.

Southern Hydro, a foreign affiliate of Alliant Energy accounted for under the equity method of accounting, enters into electricity derivative contracts which have not been designated in hedge relationships to manage the electricity commodity price risk associated with anticipated sales into the spot market. At December 31, 2001, these instruments were recorded at their fair value as a component of "Investments in unconsolidated foreign entities" on the Consolidated Balance Sheets and changes in fair value were recorded as a component of "Equity income from unconsolidated investments" in the Consolidated Statements of Income.

(b) Weather Derivatives - Alliant Energy uses weather derivatives to reduce the impact of weather volatility on its natural gas sales volumes. In 2001 and 2000, Alliant Energy entered into non-exchange traded options based on heating degree days in which Alliant Energy receives payment from the counterparty if actual heating degree days are less than the strike price in the contract. Alliant Energy paid premiums to enter into these contracts, which are amortized to expense over the contract period. Alliant Energy has used the intrinsic value method to account for these weather derivatives.

(c) Nuclear Decommissioning Trust Fund Investments - Historically, WP&L has entered into combinations of options to mitigate the effect of significant market fluctuations on its common stock investments in its nuclear decommissioning trust funds. The derivative transactions are designed to protect the portfolio's value while allowing the funds to earn a total return modestly in excess of long-term expectations over the hedge period. Fair value changes of these instruments do not impact net income as they are recorded as equally offsetting changes in the investment in nuclear decommissioning trust funds and accumulated depreciation.

(d) Energy-trading Contracts - Resources is the majority owner of a natural gas marketing operation, NG Energy Trading, LLC (NG). NG enters into financial and physical contracts for the sale, purchase, storage, transportation and loan of natural gas. NG accounts for all its positions, including gas in storage, at estimated fair value, with changes in fair value reported in earnings.

(11)  COMMITMENTS AND CONTINGENCIES
(a) Construction and Acquisition Program - Alliant Energy currently anticipates 2002 construction and acquisition expenditures will be approximately $800 million, consisting of $400 million for its utility operations, $170 million for oil and gas investments, $100 million for non-regulated generation investments, $55 million for energy-related international investments and $75 million for other business development initiatives at Resources. During 2003-2006, Alliant Energy currently anticipates construction and acquisition expenditures of approximately $1.9 billion for its utility operations, $960 million for non-regulated generation investments, $260 million for oil and gas investments, $200 million for energy-related international investments and $310 million for other business development initiatives at Resources. These amounts do not include any potential capital expenditures Alliant Energy may make for its Power Iowa domestic generation program given the uncertainty of such investments, including if Alliant Energy would own the generating plants or purchase the power from plants that were owned by an independent entity.

(b) Purchased-Power, Coal and Natural Gas Contracts - Alliant Energy, through its subsidiaries (Corporate Services, IESU, WP&L and IPC), has entered into purchased-power, coal and natural gas supply, transportation and storage contracts. Certain purchased-power commitments are considered operating leases and are therefore not included here, but are included in
Note 3. The natural gas supply commitments are all index-based. Alliant Energy expects to supplement its coal and natural gas supplies with spot market purchases as needed. The table includes commitments for "take-or-pay" contracts which result in dollar commitments with no associated MWhs, tons or Dths. Alliant Energy's minimum commitments are as follows (dollars and Dths in millions; MWhs and tons in thousands):

                Purchased-power                  Coal                     Natural gas
            ------------------------    -----------------------    --------------------------
             Dollars        MWhs         Dollars       Tons          Dollars         Dths
            ----------    ----------    ----------   ----------    ------------    ----------
2002           $74.9        1,015          $76.9        9,206          $76.2            9
2003            53.4        1,156           72.9        8,729           44.5            1
2004            11.8          361           46.9        4,282           15.3           --
2005             0.1           --           32.7        3,100           12.9           --
2006             0.1           --           11.6          898           12.4           --


(c) Legal Proceedings - Alliant Energy is involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Although unable to predict the outcome of these matters, Alliant Energy believes that appropriate reserves have been established and final disposition of these actions will not have a material adverse effect on its financial condition or results of operations.

(d) Financial Guarantees and Commitments - As part of Alliant Energy's electricity trading joint venture with Cargill, both Alliant Energy and Cargill have made guarantees to certain counterparties regarding the performance of contracts entered into by the joint venture. Revocable guarantees of approximately $186 million and $160 million have been issued, of which approximately $26 million and $42 million were outstanding at December 31, 2001 and 2000, respectively. Under the terms of the joint venture agreement, any payments required under the guarantees would be shared by Alliant Energy and Cargill on a 50/50 basis to the extent the joint venture is not able to reimburse the guarantor for payments made under the guarantee.

At December 31, 2001 and 2000, Alliant Energy had issued guarantees to support unconsolidated affiliate and third-party financing arrangements of approximately $14 million and $21 million, respectively. Such guarantees are not reflected in the consolidated financial statements. Management believes the likelihood of Alliant Energy having to make any material cash payments under these guarantees is remote.

(e) Environmental Liabilities - Alliant Energy had recorded the following environmental liabilities, and regulatory assets associated with certain of these liabilities, at December 31 (in millions):


Environmental liabilities              2001            2000         Regulatory assets       2001            2000
-------------------------           ------------    ------------    -----------------    ------------    ------------
   MGP sites                           $43.9           $48.0           MGP sites             $50.2           $54.3
   NEPA                                  8.2            10.4           NEPA                    9.7            11.9
   Oil and gas properties                4.0            13.0           Other                   3.2             0.6
                                                                                         ------------    ------------
   Other                                 0.4             0.5                                 $63.1           $66.8
                                                                                         ============    ============
                                    ------------    ------------
                                       $56.5           $71.9
                                    ============    ============

MGP Sites - IESU, WP&L and IPC have current or previous ownership interests
---------
in 34, 14 and 9 sites, respectively, previously associated with the production of gas for which they may be liable for investigation, remediation and monitoring costs relating to the sites. IESU, WP&L and IPC have received letters from state environmental agencies requiring no further action at four, five and one site(s), respectively. The companies are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sites in order to protect public health and the environment.

The utility subsidiaries record environmental liabilities based upon periodic studies, most recently updated in the third quarter of 2001, related to the MGP sites. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures made and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their fair value. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of all utility subsidiary sites to be approximately $33 million to $58 million.

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

Settlement has been reached with all the utility subsidiaries' insurance carriers regarding reimbursement for their MGP-related costs. Insurance recoveries available at December 31, 2001 for IESU, WP&L and IPC were $0, $2.1 million and $4.7 million, respectively. Pursuant to their applicable rate making treatment, IPC has recorded its recoveries in "Other long-term liabilities and deferred credits" and WP&L has recorded its recoveries as an offset against its regulatory assets. In February 2001, the IUB issued an order directing IESU to refund its insurance recoveries from MGP sites. Under the refund plan, IESU returned 90 percent of the recoveries to customers in 2001 and retained 10 percent.

National Energy Policy Act of 1992 - NEPA requires owners of nuclear power
----------------------------------
plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases. IP&L and WP&L recover the costs associated with this assessment over the period the costs are assessed. Alliant Energy continues to pursue relief from this assessment through litigation.

Oil and Gas Properties Dismantlement and Abandonment Costs - Whiting is
----------------------------------------------------------
responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas platforms (and related on-shore plants and equipment), the most significant of which is located off the coast of California. In 2001, Whiting revised its estimate for the total costs for these properties from approximately $13 million to approximately $4 million, which it has accrued. Whiting reduced the estimated liability primarily due to the successful efforts to have the California facility designated as a permanent facility, therefore significantly reducing the amount of dismantlement required. The most significant expenditures are not expected to be incurred until 2008.

(f) Decommissioning of DAEC and Kewaunee - Pursuant to the most recent electric rate case orders, the IUB and PSCW allow IP&L and WP&L to recover $6 million and $16 million annually for their share of the cost to decommission DAEC and Kewaunee, respectively. Decommissioning expense is included in "Depreciation and amortization" in the Consolidated Statements of Income and the cumulative amount is included in "Accumulated depreciation" on the Consolidated Balance Sheets to the extent recovered through rates.

Additional information relating to the decommissioning of DAEC and Kewaunee included in the most recent electric rate orders was as follows (dollars in millions):

                                                                               DAEC                      Kewaunee
                                                                     -------------------------     ----------------------
Assumptions relating to current rate recovery amounts:
     Alliant Energy's share of estimated decommissioning cost                 $252.8                      $224.9
     Year dollars in                                                           1993                        2001
     Method to develop estimate                                      NRC minimum formula            Site-specific study
     Annual inflation rate                                                    4.91%                        5.83%
     Decommissioning method                                             Prompt dismantling          Prompt dismantling
                                                                           and removal                  and removal
     Year decommissioning to commence                                          2014                        2013
     After-tax return on external investments:
          Qualified                                                            7.34%                      5.62%
          Non-qualified                                                        5.80%                      6.97%
External trust fund balance at December 31, 2001                              $117.2                     $215.8
Internal reserve at December 31, 2001                                          $21.7                        $--
After-tax earnings on external trust funds in 2001                              $3.6                       $7.1


The rate recovery amounts for DAEC only include an inflation estimate through 1997. Both IP&L and WP&L are funding all rate recoveries for decommissioning into external trust funds and funding on a tax-qualified basis to the extent possible. All of the rate recovery assumptions and levels will be addressed in IP&L's and WP&L's 2002 rate cases. In accordance with their respective regulatory requirements, IP&L and WP&L record the earnings on the external trust funds as interest income with a corresponding entry to interest expense at IP&L and to depreciation expense at WP&L. The earnings accumulate in the external trust fund balances and in accumulated depreciation on utility plant.

IP&L's 70 percent share of the estimated cost to decommission DAEC based on the most recent site-specific study completed in 1998, and updated in 2001, is $395 million in 2002 dollars. This study includes the costs to terminate DAEC's NRC license, to return the site to a greenfield condition and for spent fuel storage. IP&L's 70 percent share of the estimated cost to decommission DAEC based on the most recent NRC minimum formula, using the direct disposal method, is $402.9 million in 2000 dollars. The NRC minimum formula is intended to apply only to the cost of terminating DAEC's NRC license. The additional decommissioning expense funding requirements which should result from these updated studies are not reflected in IP&L's rates.

(12)  JOINTLY-OWNED ELECTRIC UTILITY PLANT
Under joint ownership agreements with other Iowa and Wisconsin utilities, the utility subsidiaries have undivided ownership interests in jointly-owned electric generating stations. IP&L also has joint ownership agreements related to transmission facilities. Each of the respective owners is responsible for the financing of its portion of the construction costs. KWh generation and operating expenses are divided on the same basis as ownership with each owner reflecting its respective costs in its Consolidated Statements of Income. Information relative to the utility subsidiaries' ownership interest in these facilities at December 31, 2001 was as follows (dollars in millions):

                                                                                   Accumulated     Construction
                                  Fuel        Ownership             Plant in      Provision for      Work-In-
                                  Type        Interest %             Service       Depreciation      Progress
------------------------------------------------------------------------------------------------------------------
IESU
----
   Ottumwa                        Coal           48.0                 $190.1           $113.7           $2.2
   Neal Unit 3                    Coal           28.0                   60.0             35.3            0.3
   DAEC                          Nuclear         70.0                  543.1            298.5            7.6
                                                                 -------------------------------------------------
                                                                      $793.2           $447.5          $10.1
                                                                 -------------------------------------------------
WP&L
----
   Columbia Energy Center         Coal           46.2                 $174.3           $105.3           $1.7
   Edgewater Unit 4               Coal           68.2                   57.1             34.3            1.4
   Edgewater Unit 5               Coal           75.0                  232.2            106.2            2.5
   Kewaunee                      Nuclear         41.0                  167.3            111.3            3.7
                                                                 -------------------------------------------------
                                                                      $630.9           $357.1           $9.3
                                                                 -------------------------------------------------
IPC
---
   Neal Unit 4                    Coal           21.5                  $84.5            $56.8           $0.3
   Louisa Unit 1                  Coal            4.0                   24.9             14.1           --
                                                                 -------------------------------------------------
                                                                      $109.4            $70.9           $0.3
                                                                 -------------------------------------------------

                                                                    $1,533.5           $875.5          $19.7
                                                                 =================================================

Increases in utility plant in service balances for DAEC and Kewaunee during 2001 were largely due to projects for a power upgrade and the replacement of the steam generators, respectively. Both projects are expected to result in significant increases in generating capability compared to such capability prior to undertaking such projects.

(13)  OIL AND GAS PRODUCING ACTIVITIES
(a) Cost Information - Whiting's oil and gas activities are conducted entirely in the U.S. Costs incurred in oil and gas producing activities were as follows (in millions):
                                          2001      2000     1999
                                        --------   -------  -------
Proved property acquisition               $66.0    $125.9    $21.4
Development                                32.1      13.2     13.2
Exploration                                 0.8       1.1      1.9
Unproved property acquisition               0.1       0.3      0.3
                                        --------   -------  -------
                                          $99.0    $140.5    $36.8
                                        ========   =======  =======

Net capitalized costs related to Whiting's oil and gas producing activities at December 31 were as follows (in millions):

                                          2001      2000
                                        --------   -------
Proved oil and gas properties            $391.4    $349.4
Unproved oil and gas properties             0.7       0.7
Accumulated DD&A                         (110.8)   (123.9)
                                        --------   -------
   Oil and gas properties, net           $281.3    $226.2
                                        ========   =======

(b) Results of Operations - Whiting's results of operations for oil and gas producing activities (excluding corporate overhead and interest costs) were as follows (in millions):

                                                                      2001           2000          1999
                                                                  -------------   -----------   -----------
Revenues                                                              $134.6          $94.1        $62.6
                                                                  -------------   -----------   -----------
Operating expenses:
   DD&A                                                                 26.9           21.5         19.8
   Lease operating                                                      31.5           25.0         21.3
   Production taxes                                                      6.5            5.4          3.0
   Acquisition and exploration costs                                     0.8            1.1          1.9
   Impairment of proved oil and gas properties                           --             --           3.3
                                                                  -------------   -----------   -----------
                                                                        65.7           53.0         49.3
                                                                  -------------   -----------   -----------
Results of operations for oil and gas producing
   activities before income taxes                                       68.9           41.1         13.3
Income taxes                                                            18.7           10.6          2.0
                                                                  -------------   -----------   -----------
Results of operations for oil and gas producing activities             $50.2          $30.5        $11.3
                                                                  =============   ===========   ===========

Whiting sold oil and gas properties in 2001, 2000 and 1999 for total proceeds of $19.6 million, $29.5 million and $13.0 million, respectively. In 2001, 2000 and 1999, Whiting had gains on sales of oil and gas properties of $11.7 million, $7.7 million and $10.2 million, respectively, which were recorded in "Miscellaneous, net" in Alliant Energy's Consolidated Statements of Income and were excluded in the results of operations data in the previous table.

(c) Reserve Quantity Information (Unaudited) - Whiting's estimates of proved reserves and related valuations were based primarily on reports of Ryder Scott Company, L.P., independent petroleum and geological engineers, in accordance with the provisions of SFAS 69, "Disclosures about Oil and Gas Producing Activities." The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.

Whiting's oil and gas reserves are attributable solely to properties within the U.S. A summary of Whiting's changes in quantities of proved (developed and undeveloped) oil and gas reserves was as follows (in millions):

                                                 Oil (barrels)       Gas (Dth)
                                                --------------    -------------
Balance, December 31, 1999                            11.9             122.6
   Purchases of minerals in place                     11.9              45.8
   Extensions and discoveries                          0.5               4.7
   Sales of minerals in place                         (1.1)             (8.8)
   Production                                         (1.6)            (16.9)
   Revisions of previous estimates                    (2.5)             10.1
                                                --------------    -------------
Balance, December 31, 2000                            19.1             157.5
   Purchases of minerals in place                      1.0              89.8
   Extensions and discoveries                          1.1               9.3
   Sales of minerals in place                         (0.7)             (6.0)
   Production                                         (2.1)            (19.8)
   Revisions of previous estimates                    (3.6)             (3.3)
                                                --------------    -------------
Balance, December 31, 2001                            14.8             227.5
                                                ==============    =============

Whiting's proved developed oil and gas reserves at December 31 were as follows (in millions):

                               2001       2000      1999
                            ---------  ---------  --------
   Oil (barrels)               11.0       14.9       9.6
   Gas (Dth)                  136.8      134.4      97.4

(d) Standardized Measure of Discounted Future Net Cash Flows (Unaudited) - Whiting's standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes were prepared in accordance with the provisions of SFAS 69. Future cash inflows were computed by applying year-end prices to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in producing and developing the proved oil and gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.

Future income tax expenses are calculated by applying appropriate year-end tax rates to future pre-tax net cash flows relating to proved oil and gas reserves, less the tax basis of properties involved. Future income tax expenses give effect to permanent differences, tax credits and loss carryforwards relating to the proved oil and gas reserves. Future net cash flows are discounted at a rate of 10 percent annually to derive the standardized measure of discounted future net cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value or the present value of Whiting's oil and gas properties.

The standardized measure of discounted future net cash flows relating to Whiting's proved oil and gas reserves at December 31 was as follows (in millions):

                                                                      2001              2000           1999
                                                                  -------------     ------------    ------------
Future cash inflows                                                    $880.9         $1,912.5          $563.7
Future production costs                                                (379.7)          (523.5)         (204.7)
Future development costs                                                (75.6)           (32.8)          (27.2)
Future income tax expense                                               (62.0)          (398.4)          (72.7)
                                                                  -------------     ------------    ------------
   Total future net cash flows                                          363.6            957.8           259.1
10 percent annual discount for estimated timing of cash flows          (151.9)          (438.6)         (108.2)
                                                                  -------------     ------------    ------------
      Standardized measure of discounted future net cash flows         $211.7           $519.2          $150.9
                                                                  =============     ============    ============

The changes in the standardized measure of discounted future net cash flows relating to Whiting's proved oil and gas reserves were as follows (in millions):

                                                                        2001             2000            1999
                                                                    -------------    ------------     ------------
Beginning balance                                                        $519.2          $150.9           $105.3
   Net change in income taxes                                             183.1          (170.3)           (25.3)
   Purchases of minerals in place                                          84.6           241.1             28.0
   Accretion of discount                                                   73.5            19.0             11.9
   Extensions, discoveries and improved recoveries                         17.5            33.9              7.6
   Development costs, net                                                  (3.3)            4.4              5.4
   Sales of minerals in place                                             (11.2)          (18.0)           (11.8)
   Revisions of previous quantity estimates                               (16.2)           (9.6)            10.5
   Sale of oil and gas produced, net of production costs                  (87.3)          (76.7)           (36.6)
   Net changes in prices and production costs                            (528.1)          359.4             55.9
   Changes in production rates and other                                  (20.1)          (14.9)             --
                                                                    -------------    ------------     ------------
Ending balance                                                           $211.7          $519.2           $150.9
                                                                    =============    ============     ============


Prices in effect at December 31 used in determining future net revenues related to the standardized measure calculations, excluding hedging activity, were as follows:

                            2001             2000            1999
                       --------------    ------------    -------------
Oil (per barrel)           $16.84            $24.04          $22.43
Gas (per Dth)               $2.76             $9.18           $2.40

(14)  SEGMENTS OF BUSINESS
Alliant Energy's principal business segments are:

o Regulated domestic utilities - consists of IP&L and WP&L, serving customers in Iowa, Wisconsin, Minnesota and Illinois, and is broken down into three segments: a) electric operations; b) gas operations; and c) other, which includes the steam and water businesses and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in "Other Regulated Domestic Utilities."
o Non-regulated businesses - represents the operations of Resources, its subsidiaries and Alliant Energy's investment in Cargill-Alliant, and is broken down into two segments: a) Whiting, an oil and gas production company; and b) other, which includes the operations of the International, Integrated Services, Investments (excluding Whiting), Non-regulated Generation and Trading, Mass Markets and Energy Technologies business units described in Note 1(a); an equity stake in an independent telecommunications provider, McLeod; the operations of Resources' parent company; and any non-regulated reconciling/eliminating entries.
o Other - includes the operations of Alliant Energy's parent company and Corporate Services, as well as any Alliant Energy parent company reconciling/eliminating entries.

Various differences exist between segment reporting information for the non-regulated businesses and Resources' information in Alliant Energy's condensed consolidating financial statements in Note 17 due to Alliant Energy's investment in Cargill-Alliant being recorded on Alliant Energy's parent-only books for legal reporting, but included with the non-regulated businesses information for segment reporting (Alliant Energy considers this business as part of its non-regulated businesses for management reporting). The following segment reporting line items were impacted: equity (income) loss from unconsolidated investments; income tax expense (benefit); net income (loss); total assets; and investments in equity method subsidiaries.

Intersegment revenues were not material to Alliant Energy's operations and there was no single customer whose revenues were 10 percent or more of Alliant Energy's consolidated revenues. Refer to Note 9 for a breakdown of Alliant Energy's international investments by country. Certain financial information relating to Alliant Energy's significant business segments and products and services was as follows (in millions):

                                          Regulated Domestic Utilities           Non-regulated Businesses            Alliant Energy
                                      --------------------------------------  ------------------------------
                                      Electric    Gas     Other     Total      Whiting    Other     Total      Other   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
2001
----
Operating revenues                    $1,756.6  $487.9    $37.1    $2,281.6   $134.6    $366.7    $501.3      ($5.6)      $2,777.3
Depreciation and
   amortization                          245.6    28.8      3.2       277.6     26.9      29.6      56.5       --            334.1
Operating income (loss)                  306.1    11.2      7.5       324.8     54.1      (7.0)     47.1       (1.9)         370.0
Interest expense, net of AFUDC                            100.5       100.5     10.0      59.0      69.0        9.8          179.3
Equity income from
   unconsolidated investments                             (15.6)      (15.6)    --       (20.2)    (20.2)      (0.1)         (35.9)
Preferred dividends                                         6.7         6.7     --        --        --         --              6.7
Miscellaneous, net                                        (25.9)      (25.9)   (11.7)     17.0       5.3       (4.6)         (25.2)
Income tax expense (benefit)                               94.2        94.2     15.1     (41.1)    (26.0)      (8.4)          59.8
Cumulative effect of a change in
   accounting principle, net of tax                        --          --       --       (12.9)    (12.9)      --            (12.9)
Net income (loss)                                         164.9       164.9     40.7     (34.6)      6.1        1.4          172.4
Total assets                           3,336.6   506.5    474.7     4,317.8    318.3   1,536.2   1,854.5       75.4        6,247.7
Investments in equity method
   subsidiaries                                           119.2       119.2     --       539.9     539.9       --            659.1
Construction and acquisition
   expenditures                          298.7    36.9      5.2       340.8     99.6     338.0     437.6       40.0          818.4

------------------------------------------------------------------------------------------------------------------------------------

                                           Regulated Domestic Utilities          Non-regulated Businesses            Alliant Energy
                                     ----------------------------------------- ------------------------------
                                      Electric    Gas     Other      Total      Whiting    Other     Total     Other   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
2000
----
Operating revenues                     $1,648.0   $415.0   $33.4    $2,096.4      $94.1    $217.2    $311.3     ($2.7)    $2,405.0
Depreciation and
   amortization                           252.6     27.7     3.1       283.4       21.5      17.4      38.9      --          322.3
Operating income (loss)                   330.6     26.6     4.5       361.7       30.0     (10.8)     19.2       0.2        381.1
Interest expense, net of AFUDC                             103.1       103.1        7.5      45.8      53.3       8.5        164.9
Equity income from
   unconsolidated investments                               (0.5)       (0.5)      --       (18.6)    (18.6)     --          (19.1)
Preferred dividends                                          6.7         6.7       --        --        --        --            6.7
Gain on reclassification of
   investments                                              --          --         --      (321.3)   (321.3)     --         (321.3)
Gains on sales of McLeod stock                              --          --         --       (23.8)    (23.8)     --          (23.8)
Miscellaneous, net                                         (23.3)      (23.3)      (7.8)    (13.3)    (21.1)     (2.7)       (47.1)
Income tax expense                                         107.9       107.9        5.4     125.2     130.6       0.3        238.8
Cumulative effect of a change in
   accounting principle, net of tax                         --          --         --        16.7      16.7      --           16.7
Net income (loss)                                          167.8       167.8       24.9     211.9     236.8      (5.9)       398.7
Total assets                            3,402.2    554.4   427.2     4,383.8      256.5   2,076.8   2,333.3      16.7      6,733.8
Investments in equity method
   subsidiaries                                              6.5         6.5       --       487.3     487.3      --          493.8
Construction and acquisition
   expenditures                           265.9     35.8     3.0       304.7      137.5     613.2     750.7      11.1      1,066.5

------------------------------------------------------------------------------------------------------------------------------------

                                          Regulated Domestic Utilities           Non-regulated Businesses            Alliant Energy
                                     ----------------------------------------  ------------------------------
                                      Electric    Gas     Other     Total       Whiting    Other     Total     Other   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
1999
----
Operating revenues                     $1,548.9   $314.3   $32.1    $1,895.3      $62.6    $172.4    $235.0    ($2.3)     $2,128.0
Depreciation and
   amortization                           219.3     25.2     2.9       247.4       19.8      11.9      31.7      --          279.1
Operating income (loss)                   345.1     27.4     5.3       377.8        4.7      (6.0)     (1.3)     --          376.5
Interest expense, net of AFUDC                             100.7       100.7        5.4      19.4      24.8      3.4         128.9
Equity (income) loss from
   unconsolidated investments                               (0.3)       (0.3)      --        (2.9)     (2.9)     0.2          (3.0)
Preferred dividends                                          6.7         6.7       --        --        --       --             6.7
Gains on sales of McLeod stock                              --          --         --       (40.3)    (40.3)    --           (40.3)
Miscellaneous, net                                          (5.4)       (5.4)     (10.2)    (17.4)    (27.6)     0.1         (32.9)
Income tax expense (benefit)                               115.0       115.0        0.5       6.4       6.9     (1.4)        120.5
Net income (loss)                                          161.1       161.1        9.0      28.8      37.8     (2.3)        196.6
Total assets                            3,321.8    477.6   385.2     4,184.6      148.5   1,707.1   1,855.6     35.5       6,075.7
Investments in equity method
   subsidiaries                                              5.7         5.7       --        74.0      74.0     --            79.7
Construction and acquisition
   expenditures                           246.9     35.5     3.3       285.7       35.2     156.9     192.1      0.8         478.6

------------------------------------------------------------------------------------------------------------------------------------


Products and Services
---------------------
                                     Non-regulated and Other Revenues
-----------------------------------------------------------------------------------------------------------
              Integrated              Investments
                           -----------------------------------
Year           Services         Whiting           Other        International      Other        Total
-----------------------------------------------------------------------------------------------------------
                                               (in millions)
2001           $241.9          $134.6            $44.7            $85.4           $26.3       $532.9
2000            172.2            94.1             44.4             --              31.3        342.0
1999            126.0            62.6             47.4             --              28.7        264.7


(15) RESTATEMENT OF PREVIOUSLY REPORTED 2001 QUARTERLY RESULTS (UNAUDITED) Alliant Energy's originally reported results for the first three quarters of 2001 were based on the assumption that Southern Hydro's electricity derivatives qualified for hedge accounting. Southern Hydro is a foreign affiliate of Alliant Energy accounted for under the equity method of accounting. Alliant Energy prepared its quarterly financial statements during 2001 based on the independently prepared financial statements of Southern Hydro, which treated these derivatives as qualifying for hedge accounting under SFAS 133. Upon a further review of the accounting for such derivatives by Alliant Energy during the fourth quarter, it was determined the derivatives did not qualify for hedge accounting and that gains and losses attributable to changes in the fair value of these derivatives should have been recognized in Alliant Energy's earnings in the first three quarters of 2001. As required by accounting principles generally accepted in the U.S., all financial statements for the first three quarters of 2001 of Alliant Energy were restated to reflect this change. Alliant Energy's net income in 2000 and retained earnings at January 1, 2000 were not impacted. Details regarding the changes were as follows (dollars in thousands, except per share amounts):

                                                                            For the Three Months Ended
                                                ------------------------------------------------------------------------------------
                                                     March 31, 2001                June 30, 2001             September 30, 2001
                                                --------------------------- ---------------------------- ---------------------------
                                                 Originally                   Originally                   Originally
                                                  Reported      Restated       Reported       Restated      Reported      Restated
                                                ------------ -------------- -------------- ------------- -------------- ------------
Income before cumulative effect of a
   change in accounting principle, net of tax      $33,385        $22,067       $23,300         $37,721       $62,285       $69,331
Cumulative effect of a change in
   accounting principle, net of tax                  --           (12,868)        --              --            --            --
Net income                                          33,385          9,199        23,300          37,721        62,285        69,331
EPS - diluted:
   Income before cumulative effect of a
      change in accounting principle                 0.42           0.28          0.29            0.48          0.78          0.87
   Cumulative effect of a change in
      accounting principle                           --            (0.16)         --              --            --            --
   Net income                                        0.42           0.12          0.29            0.48          0.78          0.87
Retained earnings                                  812,058        787,872       795,863         786,098       818,629       815,910


The originally reported and restated net income (earnings per average diluted share) for the nine months ended September 30, 2001 were $119.0 million ($1.50 per share) and $116.3 million ($1.47 per share), respectively.

(16)  SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
All "per share" references refer to earnings per diluted share.

                                                               2001 (a)                                          2000
                                            --------------------------------------------  -----------------------------------------
                                             March 31    June 30    Sept. 30    Dec. 31   March 31    June 30    Sept. 30   Dec. 31
                                            ----------  ---------- ----------  ---------  -------- ----------  ---------- ---------
                                                                      (in millions, except per share data)
  Operating revenues                          $852.7     $611.8      $666.3     $646.5     $574.1     $523.9      $603.2     $703.8
  Operating income                              89.3       68.0       133.7       79.0       88.4       60.2       140.0       92.5
  Income before cumulative effect
     of a change in accounting principle,
        net of tax (b)(c)                       22.1       37.7        69.3       56.1       19.3       42.3       259.5       60.9
  Cumulative effect of a change in
     accounting principle, net of
        tax (b)(c)                             (12.9)      --          --         --         --         --          16.7       --
  Net income (b)(c)                              9.2       37.7        69.3       56.1       19.3       42.3       276.2       60.9
  EPS: (b)(c)
     Income before cumulative effect of
        a change in accounting principle        0.28       0.48        0.87       0.66        0.24      0.54        3.28       0.76
     Cumulative effect of a change in
        accounting principle                   (0.16)       --          --         --         --         --         0.21        --
     Net income                                 0.12       0.48        0.87       0.66        0.24      0.54        3.49       0.76


(a) Summation of the individual quarters may not equal annual totals due to rounding.
(b)  The first, second, third and fourth quarters of 2001 include non-cash
     SFAS 133 valuation charges of $0.03 per share, $0.06 per share, $0.16 per share and $0.01 per share, respectively, related to Alliant Energy's exchangeable senior notes. The first, second, third and fourth quarters of 2001 also include non-cash SFAS 133 valuation income (charges) of ($0.30) per share, $0.21 per share, $0.13 per share and ($0.06) per share, respectively, related to electricity derivatives of a foreign affiliate of Alliant Energy, including the cumulative effect charge related to its adoption of SFAS 133 on January 1, 2001.
(c) The third quarter of 2000 includes $2.58 per share of non-cash income related to Alliant Energy's adoption of SFAS 133 on July 1, 2000. The first and fourth quarters of 2000 include $0.09 per share and $0.11 per share, respectively, of net income from gains on sales of McLeod stock.

(17)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on various debt issued by Resources and, as a result, is required to present condensed consolidating financial statements. No other Alliant Energy subsidiaries are guarantors of Resources' debt issuances. Alliant Energy's condensed consolidating financial statements are as follows:

         Alliant Energy Corporation Condensed Consolidating Statements of Income for the Years Ended December 31, 2001 and 2000

                                                        Alliant Energy                  Other Alliant                  Consolidated
                                                           Parent                          Energy       Consolidating       Alliant
                                                           Company        Resources     Subsidiaries     Adjustments         Energy
                                                       -----------------------------------------------------------------------------
Year Ended December 31, 2001                                                            (in thousands)
----------------------------
Operating revenues:
  Electric utility                                              $-              $-      $1,756,556              $-       $1,756,556
  Gas utility                                                    -               -         487,877               -          487,877
  Non-regulated and other                                        -         501,275         310,520        (278,888)         532,907
                                                       -----------------------------------------------------------------------------
                                                                 -         501,275       2,554,953        (278,888)       2,777,340
                                                       -----------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                            -               -         310,689               -          310,689
  Purchased power                                                -               -         403,166               -          403,166
  Cost of utility gas sold                                       -               -         360,911               -          360,911
  Other operation and maintenance                            3,609         382,207         772,246        (270,329)         887,733
  Depreciation and amortization                                  -          56,558         277,591               -          334,149
  Taxes other than income taxes                                  -          15,381         103,408          (8,121)         110,668
                                                       -----------------------------------------------------------------------------
                                                             3,609         454,146       2,228,011        (278,450)       2,407,316
                                                       -----------------------------------------------------------------------------
Operating income (loss)                                     (3,609)         47,129         326,942            (438)         370,024
                                                       -----------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                          14,281          68,964         117,707         (10,480)         190,472
  Equity income from unconsolidated investments             (7,237)        (12,945)        (15,700)              -          (35,882)
  Allowance for funds used during construction                   -               -         (11,144)              -          (11,144)
  Preferred dividend requirements of subsidiaries                -               -           6,720               -            6,720
  Miscellaneous, net                                      (177,151)          5,311         (30,285)        176,913          (25,212)
                                                       -----------------------------------------------------------------------------
                                                          (170,107)         61,330          67,298         166,433          124,954
                                                       -----------------------------------------------------------------------------
Income (loss) before income taxes                          166,498         (14,201)        259,644        (166,871)         245,070
                                                       -----------------------------------------------------------------------------
Income tax expense (benefit)                                (5,864)        (28,500)         94,642            (438)          59,840
                                                       -----------------------------------------------------------------------------
Income (loss) before cumulative effect of a change in
   accounting principle, net of tax                        172,362          14,299         165,002        (166,433)         185,230
                                                       -----------------------------------------------------------------------------
Cumulative effect of a change in accounting principle,
   net of tax                                                    -         (12,868)              -               -          (12,868)
                                                       -----------------------------------------------------------------------------
Net income (loss)                                         $172,362          $1,431        $165,002       ($166,433)        $172,362
                                                       =============================================================================


Year Ended December 31, 2000
----------------------------
Operating revenues:
  Electric utility                                              $-              $-      $1,648,036              $-       $1,648,036
  Gas utility                                                    -               -         414,948               -          414,948
  Non-regulated and other                                        -         311,262         294,507        (263,769)         342,000
                                                       -----------------------------------------------------------------------------
                                                                 -         311,262       2,357,491        (263,769)       2,404,984
                                                       -----------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                            -               -         288,621               -          288,621
  Purchased power                                                -               -         294,818               -          294,818
  Cost of utility gas sold                                       -               -         278,734               -          278,734
  Other operation and maintenance                              703         240,171         751,888        (258,087)         734,675
  Depreciation and amortization                                  -          38,952         283,382               -          322,334
  Taxes other than income taxes                                  -          12,992          98,379          (6,625)         104,746
                                                       -----------------------------------------------------------------------------
                                                               703         292,115       1,995,822        (264,712)       2,023,928
                                                       -----------------------------------------------------------------------------
Operating income (loss)                                       (703)         19,147         361,669             943          381,056
                                                       -----------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                          17,350          53,297         121,250         (18,283)         173,614
  Equity income from unconsolidated investments            (14,653)         (3,981)           (504)              -          (19,138)
  Allowance for funds used during construction                   -               -          (8,761)              -           (8,761)
  Preferred dividend requirements of subsidiaries                -               -           6,713               -            6,713
  Gain on reclassification of investments                        -        (321,349)              -               -         (321,349)
  Gains on sales of McLeodUSA Inc. stock                         -         (23,773)              -               -          (23,773)
  Miscellaneous, net                                      (407,484)        (21,040)        (31,790)        413,294          (47,020)
                                                       -----------------------------------------------------------------------------
                                                          (404,787)       (316,846)         86,908         395,011         (239,714)
                                                       -----------------------------------------------------------------------------
Income (loss) before income taxes                          404,084         335,993         274,761        (394,068)         620,770
                                                       -----------------------------------------------------------------------------
Income taxes                                                 5,422         125,456         106,996             942          238,816
                                                       -----------------------------------------------------------------------------
Income (loss) before cumulative effect of a change in
   accounting principle, net of tax                        398,662         210,537         167,765        (395,010)         381,954
                                                       -----------------------------------------------------------------------------
Cumulative effect of a change in accounting principle,
   net of tax                                                    -          16,673              35               -           16,708
                                                       -----------------------------------------------------------------------------
Net income (loss)                                         $398,662        $227,210        $167,800       ($395,010)        $398,662
                                                       =============================================================================

                  Alliant Energy Corporation Condensed Consolidating Statement of Income for the Year Ended December 31, 1999

                                                               Alliant Energy                 Other                    Consolidated
                                                                   Parent                Alliant Energy  Consolidating      Alliant
                                                                   Company     Resources  Subsidiaries    Adjustments       Energy
                                                               ---------------------------------------------------------------------
Operating revenues:                                                                      (in thousands)
  Electric utility                                                      $-            $-    $1,548,938            $-     $1,548,938
  Gas utility                                                            -             -       314,319             -        314,319
  Non-regulated and other                                                -       235,039       274,616      (244,939)       264,716
                                                               ---------------------------------------------------------------------
                                                                         -       235,039     2,137,873      (244,939)     2,127,973
                                                               ---------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                    -             -       262,305             -        262,305
  Purchased power                                                        -             -       255,446             -        255,446
  Cost of utility gas sold                                               -             -       180,519             -        180,519
  Other operation and maintenance                                      286       194,577       712,943      (238,695)       669,111
  Depreciation and amortization                                          -        31,692       247,396             -        279,088
  Taxes other than income taxes                                          -         9,979       100,479        (5,489)       104,969
                                                               ---------------------------------------------------------------------
                                                                       286       236,248     1,759,088      (244,184)     1,751,438
                                                               ---------------------------------------------------------------------
Operating income (loss)                                               (286)       (1,209)      378,785          (755)       376,535
                                                               ---------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                   8,230        24,871       113,177       (10,049)       136,229
  Equity (income) loss from unconsolidated investments                   -        (3,033)           25             -         (3,008)
  Allowance for funds used during construction                           -             -        (7,292)            -         (7,292)
  Preferred dividend requirements of subsidiaries                        -             -         6,706             -          6,706
  Gains on sales of McLeodUSA Inc. stock                                 -       (40,272)            -             -        (40,272)
  Miscellaneous, net                                              (203,972)      (27,669)      (10,341)      209,087        (32,895)
                                                               ---------------------------------------------------------------------
                                                                  (195,742)      (46,103)      102,275       199,038         59,468
                                                               ---------------------------------------------------------------------
Income (loss) before income taxes                                  195,456        44,894       276,510      (199,793)       317,067
                                                               ---------------------------------------------------------------------
Income tax expense (benefit)                                        (1,125)        6,562       115,805          (756)       120,486
                                                               ---------------------------------------------------------------------
Net income (loss)                                                 $196,581       $38,332      $160,705     ($199,037)      $196,581
                                                               =====================================================================


                   Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2001

                                                               Alliant Energy                Other                      Consolidated
ASSETS                                                             Parent                 Alliant Energy  Consolidating     Alliant
Property, plant and equipment:                                    Company      Resources   Subsidiaries    Adjustments      Energy
                                                               ---------------------------------------------------------------------
  Utility:                                                                               (in thousands)
      Electric plant in service                                         $-            $-    $5,123,781            $-     $5,123,781
      Other plant in service                                             -             -     1,115,432             -      1,115,432
      Accumulated depreciation                                           -             -    (3,374,867)            -     (3,374,867)
      Construction work in progress                                      -             -       111,069             -        111,069
      Nuclear fuel, net of amortization                                  -             -        54,811             -         54,811
      Other, net                                                         -             -         7,383             -          7,383
                                                               ---------------------------------------------------------------------
          Total utility                                                  -             -     3,037,609             -      3,037,609
                                                               ---------------------------------------------------------------------
  Non-regulated and other:
      International                                                      -       169,522             -             -        169,522
      Other                                                              -       819,690        51,371          (111)       870,950
      Accumulated depreciation, depletion and amortization               -      (212,927)       (2,357)            -       (215,284)
                                                               ---------------------------------------------------------------------
          Total non-regulated                                            -       776,285        49,014          (111)       825,188
                                                               ---------------------------------------------------------------------
                                                                         -       776,285     3,086,623          (111)     3,862,797
                                                               ---------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                                6,381        66,012        14,225             -         86,618
  Restricted cash                                                        -        42,909           817             -         43,726
  Accounts receivable, net                                           9,372       108,522       181,973       (88,432)       211,435
  Income taxes receivable                                            7,552        15,511         6,411             -         29,474
  Production fuel, at average cost                                       -         5,310        49,397             -         54,707
  Materials and supplies, at average cost                                -         4,611        49,790             -         54,401
  Gas stored underground, at average cost                                -        16,480        40,634             -         57,114
  Regulatory assets                                                      -             -        17,658             -         17,658
  Derivative assets                                                      -           544         5,961             -          6,505
  Other                                                            168,870        27,764        39,268      (170,698)        65,204
                                                               ---------------------------------------------------------------------
                                                                   192,175       287,663       406,134      (259,130)       626,842
                                                               ---------------------------------------------------------------------
Investments:
  Consolidated subsidiaries                                      1,793,737             -             -    (1,793,737)             -
  Investment in available-for-sale securities of McLeodUSA Inc.          -        14,954             -             -         14,954
  Investment in trading securities of McLeodUSA Inc.                     -         5,785             -             -          5,785
  Other                                                             32,814       623,053       477,929           (14)     1,133,782
                                                               ---------------------------------------------------------------------
                                                                 1,826,551       643,792       477,929    (1,793,751)     1,154,521
                                                               ---------------------------------------------------------------------
                                                               ---------------------------------------------------------------------
Deferred charges and other                                               -       124,737       478,785             -        603,522
                                                               ---------------------------------------------------------------------
Total assets                                                    $2,018,726    $1,832,477    $4,449,471   ($2,052,992)    $6,247,682
                                                               =====================================================================

                      Alliant Energy Corporation Condensed Consolidating Balance Sheet (Continued) as of December 31, 2001

                                                               Alliant Energy             Other Alliant                Consolidated
                                                                    Parent                    Energy     Consolidating      Alliant
                                                                   Company      Resources  Subsidiaries   Adjustments        Energy
                                                               ---------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES                                                             (in thousands)
Capitalization:
  Common stock and additional paid-in capital                      $1,240,690    $232,743      $789,002   ($1,021,745)   $1,240,690
  Retained earnings                                                   832,293     175,443       749,102      (924,545)      832,293
  Accumulated other comprehensive loss                               (152,434)   (140,137)      (12,297)      152,434      (152,434)
  Shares in deferred compensation trust                                (2,208)          -             -             -        (2,208)
                                                               ---------------------------------------------------------------------
       Total common equity                                          1,918,341     268,049     1,525,807    (1,793,856)    1,918,341
                                                               ---------------------------------------------------------------------
  Cumulative preferred stock of subsidiaries, net                           -           -       113,953             -       113,953
  Long-term debt (excluding current portion)                           24,000   1,105,792     1,328,149             -     2,457,941
                                                               ---------------------------------------------------------------------
                                                                    1,942,341   1,373,841     2,967,909    (1,793,856)    4,490,235
                                                               ---------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                                      -       9,946           560             -        10,506
  Commercial paper                                                     68,389           -             -             -        68,389
  Notes payable                                                             -          15             -             -            15
  Other short-term borrowings                                               -      84,318             -             -        84,318
  Accumulated refueling outage provision                                    -           -         5,614             -         5,614
  Derivative liability                                                      -       2,463         1,152             -         3,615
  Other                                                                 4,474     120,367       701,569      (259,130)      567,280
                                                               ---------------------------------------------------------------------
                                                                       72,863     217,109       708,895      (259,130)      739,737
                                                               ---------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income tax expense (benefit)                    (4,033)    177,116       459,389             -       632,472
  Pension and other benefit obligations                                 7,555       3,539        85,402             -        96,496
  Capital lease obligations                                                 -          35        22,171             -        22,206
  Derivative liability                                                      -         358             -             -           358
  Other                                                                     -      17,101       205,705            (6)      222,800
                                                               ---------------------------------------------------------------------
                                                                        3,522     198,149       772,667            (6)      974,332
                                                               ---------------------------------------------------------------------
                                                               ---------------------------------------------------------------------
Minority interest                                                           -      43,378             -             -        43,378
                                                               ---------------------------------------------------------------------
Total capitalization and liabilities                               $2,018,726  $1,832,477    $4,449,471   ($2,052,992)   $6,247,682
                                                               =====================================================================


                    Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2000

ASSETS
Property, plant and equipment:
  Utility:
      Electric plant in service                                            $-          $-    $5,203,069            $-    $5,203,069
      Other plant in service                                                -           -     1,048,506             -     1,048,506
      Accumulated depreciation                                              -           -    (3,296,546)            -    (3,296,546)
      Construction work in progress                                         -           -       130,856             -       130,856
      Nuclear fuel, net of amortization                                     -           -        61,935             -        61,935
      Other, net                                                            -           -         6,834             -         6,834
                                                               ---------------------------------------------------------------------
          Total utility                                                     -           -     3,154,654             -     3,154,654
                                                               ---------------------------------------------------------------------
  Non-regulated and other:
      International                                                         -      52,627             -             -        52,627
      Other                                                                 -     707,424        11,350          (111)      718,663
      Accumulated depreciation, depletion and amortization                  -    (206,140)         (497)            -      (206,637)
                                                               ---------------------------------------------------------------------
          Total non-regulated                                               -     553,911        10,853          (111)      564,653
                                                               ---------------------------------------------------------------------
                                                                            -     553,911     3,165,507          (111)    3,719,307
                                                               ---------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                                     574     133,957        13,884             -       148,415
  Restricted cash                                                           -       2,866           646             -         3,512
  Accounts receivable, net                                                224      98,932       194,083             -       293,239
  Income taxes receivable                                               3,236       9,343         5,160             -        17,739
  Production fuel, at average cost                                          -       1,379        45,248             -        46,627
  Materials and supplies, at average cost                                   -       2,086        53,844             -        55,930
  Gas stored underground, at average cost                                   -       2,983        38,376             -        41,359
  Regulatory assets                                                         -           -        29,348             -        29,348
  Derivative assets                                                         -       1,744         1,984             -         3,728
  Other                                                               220,123      30,551       133,055      (312,645)       71,084
                                                               ---------------------------------------------------------------------
                                                                      224,157     283,841       515,628      (312,645)      710,981
                                                               ---------------------------------------------------------------------
Investments:
  Consolidated subsidiaries                                         1,884,976           -             -    (1,884,976)            -
  Investment in available-for-sale securities of McLeodUSA Inc.             -     569,951             -             -       569,951
  Investment in trading securities of McLeodUSA Inc.                        -     220,912             -             -       220,912
  Other                                                                30,511     579,803       337,484             -       947,798
                                                               ---------------------------------------------------------------------
                                                                    1,915,487   1,370,666       337,484    (1,884,976)    1,738,661
                                                               ---------------------------------------------------------------------
                                                               ---------------------------------------------------------------------
Deferred charges and other                                                  -     104,339       460,478             -       564,817
                                                               ---------------------------------------------------------------------
Total assets                                                       $2,139,644  $2,312,757    $4,479,097   ($2,197,732)   $6,733,766
                                                               =====================================================================

                     Alliant Energy Corporation Condensed Consolidating Balance Sheet (Continued) as of December 31, 2000

                                                                Alliant Energy             Other Alliant                Consolidated
                                                                    Parent                   Energy      Consolidating    Alliant
                                                                   Company      Resources  Subsidiaries    Adjustments     Energy
                                                                --------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES                                                              (in thousands)
Capitalization:
  Common stock and additional paid-in capital                         $948,294    $232,684    $753,392       ($986,076)    $948,294
  Retained earnings                                                    818,266     174,012     724,889        (899,005)     818,162
  Accumulated other comprehensive income (loss)                              -     276,591      (4,724)              -      271,867
  Shares in deferred compensation trust                                   (851)          -           -               -         (851)
                                                                --------------------------------------------------------------------
       Total common equity                                           1,765,709     683,287   1,473,557      (1,885,081)   2,037,472
                                                                --------------------------------------------------------------------
  Cumulative preferred stock of subsidiaries, net                            -           -     113,790               -      113,790
  Long-term debt (excluding current portion)                            24,000     731,736   1,154,380               -    1,910,116
                                                                --------------------------------------------------------------------
                                                                     1,789,709   1,415,023   2,741,727      (1,885,081)   4,061,378
                                                                --------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                                       -      10,917      81,560               -       92,477
  Commercial paper                                                     283,885           -           -               -      283,885
  Notes payable                                                         50,000          67           -               -       50,067
  Other short-term borrowings                                                -     110,783           -               -      110,783
  Accumulated refueling outage provision                                     -           -       9,242               -        9,242
  Derivative liability                                                       -         142      10,096               -       10,238
  Other                                                                 13,681     124,496     772,111        (312,645)     597,643
                                                                --------------------------------------------------------------------
                                                                       347,566     246,405     873,009        (312,645)   1,154,335
                                                                --------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income tax expense (benefit)                     (6,415)    411,614     526,476               -      931,675
  Pension and other benefit obligations                                  8,784       3,367      53,248               -       65,399
  Capital lease obligations                                                  -          23      33,239               -       33,262
  Derivative liability                                                       -     181,925           -               -      181,925
  Other                                                                      -      31,059     251,398              (6)     282,451
                                                                --------------------------------------------------------------------
                                                                         2,369     627,988     864,361              (6)   1,494,712
                                                                --------------------------------------------------------------------
                                                                --------------------------------------------------------------------
Minority interest                                                            -      23,341           -               -       23,341
                                                                --------------------------------------------------------------------
Total capitalization and liabilities                                $2,139,644  $2,312,757  $4,479,097     ($2,197,732)  $6,733,766
                                                                ====================================================================


                Alliant Energy Corporation Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2001

                                                                Alliant Energy             Other Alliant                Consolidated
                                                                     Parent                    Energy     Consolidating      Alliant
                                                                    Company     Resources   Subsidiaries    Adjustments      Energy
                                                                --------------------------------------------------------------------
                                                                                              (in thousands)

 Net cash flows from (used for) operating activities                  $155,559     $41,471    $456,411       ($173,153)    $480,288
                                                                --------------------------------------------------------------------
 Cash flows from (used for) financing activities:
     Common stock dividends declared                                  (158,231)          -    (140,789)        140,789     (158,231)
     Proceeds from issuance of common stock                            288,553           -           -               -      288,553
     Net change in Resources' credit facility                                -      63,110           -               -       63,110
     Proceeds from issuance of other long-term debt                          -     319,543     200,000               -      519,543
     Reductions in other long-term debt                                      -     (11,151)   (136,110)              -     (147,261)
     Net change in other short-term borrowings                        (265,496)    (66,541)          -               -     (332,037)
     Other                                                              46,777     (30,112)    (18,226)        (30,888)     (32,449)
                                                                --------------------------------------------------------------------
         Net cash flows from (used for) financing activities           (88,397)    274,849     (95,125)        109,901      201,228
                                                                --------------------------------------------------------------------
 Cash flows from (used for) investing activities:
     Construction and acquisition expenditures:
        Regulated domestic utilities                                         -           -    (340,789)              -     (340,789)
        Non-regulated businesses and other                                   -    (437,555)    (40,019)              -     (477,574)
     Proceeds from formation of ATC and other asset dispositions             -      51,993      75,817               -      127,810
     Other                                                             (61,355)      1,297     (54,015)         61,313      (52,760)
                                                                --------------------------------------------------------------------
        Net cash flows from (used for) investing activities            (61,355)   (384,265)   (359,006)         61,313     (743,313)
                                                                --------------------------------------------------------------------
 Net increase (decrease) in cash and temporary cash investments          5,807     (67,945)      2,280          (1,939)     (61,797)
                                                                --------------------------------------------------------------------
 Cash and temporary cash investments at beginning of period                574     133,957      13,884               -      148,415
                                                                --------------------------------------------------------------------
 Cash and temporary cash investments at end of period                   $6,381     $66,012     $16,164         ($1,939)     $86,618
                                                                ====================================================================
 Supplemental cash flow information:
     Cash paid (refunded) during the period for:
        Interest                                                       $12,461     $67,122    $107,123              $-     $186,706
                                                                ====================================================================
        Income taxes                                                  ($10,258)   ($35,346)   $113,168              $-      $67,564
                                                                ====================================================================
     Noncash investing and financing activities:
        Capital lease obligations incurred and other                        $-          $-     $19,967              $-      $19,967
                                                                ====================================================================

         Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows for the Years Ended December 31, 2000 and 1999

                                                               Alliant Energy            Other Alliant                 Consolidated
                                                                   Parent                   Energy      Consolidating     Alliant
                                                                  Company      Resources  Subsidiaries    Adjustments     Energy
                                                               ---------------------------------------------------------------------
Year Ended December 31, 2000                                                              (in thousands)
----------------------------
 Net cash flows from (used for) operating activities                 $391,284    $21,133      $429,187      ($401,723)     $439,881
                                                               ---------------------------------------------------------------------
 Cash flows from (used for) financing activities:
     Common stock dividends declared                                 (157,964)         -       (80,340)        80,340      (157,964)
     Proceeds from issuance of common stock                             1,069          -             -              -         1,069
     Net change in Resources' credit facility                               -    181,652             -              -       181,652
     Proceeds from issuance of exchangeable senior notes                    -    402,500             -              -       402,500
     Proceeds from issuance of other long-term debt                         -     21,525       100,000              -       121,525
     Reductions in other long-term debt                                     -    (13,641)      (51,196)             -       (64,837)
     Net change in other short-term borrowings                         48,060    110,805        (1,875)             -       156,990
     Other                                                              3,385    (13,962)      (25,922)         5,255       (31,244)
                                                               ---------------------------------------------------------------------
         Net cash flows from (used for) financing activities         (105,450)   688,879       (59,333)        85,595       609,691
                                                               ---------------------------------------------------------------------
 Cash flows from (used for) investing activities:
     Construction and acquisition expenditures:
        Regulated domestic utilities                                        -          -      (304,656)             -      (304,656)
        Non-regulated businesses and other                                  -   (750,687)      (11,121)             -      (761,808)
     Proceeds from dispositions of assets                               2,281    105,892         3,336              -       111,509
     Other                                                           (316,188)     3,654       (63,465)       316,128       (59,871)
                                                               ---------------------------------------------------------------------
        Net cash flows from (used for) investing activities          (313,907)  (641,141)     (375,906)       316,128    (1,014,826)
                                                               ---------------------------------------------------------------------
 Net increase (decrease) in cash and temporary cash investments       (28,073)    68,871        (6,052)             -        34,746
                                                               ---------------------------------------------------------------------
 Cash and temporary cash investments at beginning of period            28,647     65,086        19,936              -       113,669
                                                               ---------------------------------------------------------------------
 Cash and temporary cash investments at end of period                    $574   $133,957       $13,884             $-      $148,415
                                                               =====================================================================
 Supplemental cash flow information:
     Cash paid (refunded) during the period for:
        Interest                                                      $17,220    $49,013       $97,495             $-      $163,728
                                                               =====================================================================
        Income taxes                                                  ($2,350)  ($20,891)     $140,136             $-      $116,895
                                                               =====================================================================
     Noncash investing and financing activities:
        Capital lease obligations incurred and other                       $-         $-       $20,419             $-       $20,419
                                                               =====================================================================
Year Ended December 31, 1999
----------------------------
 Net cash flows from (used for) operating activities                 $198,701    $34,965      $402,870      ($210,579)     $425,957
                                                               ---------------------------------------------------------------------
 Cash flows from (used for) financing activities:
     Common stock dividends declared                                 (156,489)    (8,161)     (178,699)       186,860      (156,489)
     Proceeds from issuance of common stock                            36,491          -             -              -        36,491
     Net change in Resources' credit facility                               -   (113,657)            -              -      (113,657)
     Proceeds from issuance of other long-term debt                         -    270,349        10,950              -       281,299
     Reductions in other long-term debt                                     -    (34,430)      (61,090)             -       (95,520)
     Net change in other short-term borrowings                        221,325     (1,738)      (50,000)             -       169,587
     Other                                                           (216,147)      (579)      168,829         29,279       (18,618)
                                                               ---------------------------------------------------------------------
         Net cash flows from (used for) financing activities         (114,820)   111,784      (110,010)       216,139       103,093
                                                               ---------------------------------------------------------------------
 Cash flows from (used for) investing activities:
     Construction and acquisition expenditures:
        Regulated domestic utilities                                        -          -      (285,668)             -      (285,668)
        Non-regulated businesses and other                                  -   (192,067)         (838)             -      (192,905)
     Proceeds from dispositions of assets                                   -     90,145         3,298              -        93,443
     Other                                                            (55,346)     7,327       (62,228)        48,169       (62,078)
                                                               ---------------------------------------------------------------------
        Net cash flows from (used for) investing activities           (55,346)   (94,595)     (345,436)        48,169      (447,208)
                                                               ---------------------------------------------------------------------
 Net increase (decrease) in cash and temporary cash investments        28,535     52,154       (52,576)        53,729        81,842
                                                               ---------------------------------------------------------------------
 Cash and temporary cash investments at beginning of period               112     12,932        72,512        (53,729)       31,827
                                                               ---------------------------------------------------------------------
 Cash and temporary cash investments at end of period                 $28,647    $65,086       $19,936             $-      $113,669
                                                               =====================================================================
 Supplemental cash flow information:
     Cash paid (refunded) during the period for:
        Interest                                                       $8,079    $22,658       $99,477             $-      $130,214
                                                               =====================================================================
        Income taxes                                                  ($2,993)   ($3,612)     $147,755             $-      $141,150
                                                               =====================================================================
     Noncash investing and financing activities:
        Capital lease obligations incurred and other                       $-         $-       $25,040             $-       $25,040
                                                               =====================================================================

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareowners of Interstate Power and Light Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of IES Utilities Inc. (an Iowa corporation, name changed to Interstate Power and Light Company effective January 1,
2002) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and changes in common equity for each of the three years in the period ended December 31, 2001. These financial statements and the supplemental schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IES Utilities Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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




/s/ ARTHUR ANDERSEN LLP
-----------------------
ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
January 25, 2002

                                               IES UTILITIES INC.
                                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      Year Ended December 31,
                                                           2001                 2000                 1999
----------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)
Operating revenues:
  Electric utility                                           $700,926             $651,459             $627,950
  Gas utility                                                 220,269              196,181              145,825
  Steam and other                                              32,130               28,366               26,921
                                                     -----------------    -----------------    -----------------
                                                              953,325              876,006              800,696
                                                     -----------------    -----------------    -----------------
----------------------------------------------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                         133,237              118,364               95,247
  Purchased power                                             127,588               83,575               82,402
  Cost of gas sold                                            164,747              136,352               88,308
  Other operation and maintenance                             231,474              215,741              222,921
  Depreciation and amortization                               110,496              108,064              101,053
  Taxes other than income taxes                                44,705               46,117               49,266
                                                     -----------------    -----------------    -----------------
                                                              812,247              708,213              639,197
                                                     -----------------    -----------------    -----------------
----------------------------------------------------------------------------------------------------------------
Operating income                                              141,078              167,793              161,499
                                                     -----------------    -----------------    -----------------
----------------------------------------------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                             52,286               50,962               51,852
  Allowance for funds used during construction                 (5,634)              (2,572)              (2,366)
  Miscellaneous, net                                          (12,770)              (5,070)              (3,818)
                                                     -----------------    -----------------    -----------------
                                                               33,882               43,320               45,668
                                                     -----------------    -----------------    -----------------
----------------------------------------------------------------------------------------------------------------
Income before income taxes                                    107,196              124,473              115,831
                                                     -----------------    -----------------    -----------------
----------------------------------------------------------------------------------------------------------------
Income taxes                                                   36,292               50,050               49,385
                                                     -----------------    -----------------    -----------------
----------------------------------------------------------------------------------------------------------------
Net income                                                     70,904               74,423               66,446
                                                     -----------------    -----------------    -----------------
----------------------------------------------------------------------------------------------------------------
Preferred dividend requirements                                   914                  914                  914
                                                     -----------------    -----------------    -----------------
----------------------------------------------------------------------------------------------------------------
Earnings available for common stock                           $69,990              $73,509              $65,532
                                                     =================    =================    =================
----------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                               IES UTILITIES INC.
                                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
ASSETS                                                                            2001                 2000
------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Property, plant and equipment:
  Electric plant in service                                                        $2,368,520          $2,253,695
  Gas plant in service                                                                234,178             221,949
  Steam plant in service                                                               59,452              59,416
  Other plant in service                                                              166,049             146,536
  Accumulated depreciation                                                         (1,490,573)         (1,392,766)
                                                                            ------------------   -----------------
    Net plant                                                                       1,337,626           1,288,830
  Construction work in progress                                                        49,263              58,352
  Leased nuclear fuel, net of amortization                                             37,407              45,836
  Other, net                                                                            6,435               6,189
                                                                            ------------------   -----------------
                                                                                    1,430,731           1,399,207
                                                                            ------------------   -----------------
------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                                                   7,299               6,755
  Temporary cash investments with associated companies                                  1,939                   -
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $1,288 and $587, respectively                                                 16,233              54,660
    Associated companies                                                                2,803               2,696
    Other, less allowance for doubtful accounts
      of $319 and $373, respectively                                                   20,303              17,329
  Income tax refunds receivable                                                         6,412                   -
  Production fuel, at average cost                                                     12,474              11,088
  Materials and supplies, at average cost                                              24,223              26,232
  Gas stored underground, at average cost                                              15,694              19,290
  Adjustment clause balances                                                                -              14,776
  Regulatory assets                                                                     7,851              14,839
  Prepayments and other                                                                 2,901               3,442
                                                                            ------------------   -----------------
                                                                                      118,132             171,107
                                                                            ------------------   -----------------
------------------------------------------------------------------------------------------------------------------
Investments:
  Nuclear decommissioning trust funds                                                 117,159             112,172
  Other                                                                                 8,363               6,276
                                                                            ------------------   -----------------
                                                                                      125,522             118,448
                                                                            ------------------   -----------------
------------------------------------------------------------------------------------------------------------------
Other assets:
  Regulatory assets                                                                    94,113             117,574
  Deferred charges and other                                                            9,797              12,970
                                                                            ------------------   -----------------
                                                                                      103,910             130,544
                                                                            ------------------   -----------------
------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $1,778,295          $1,819,306
                                                                            ==================   =================
------------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                IES UTILITIES INC.
                                      CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                         December 31,
CAPITALIZATION AND LIABILITIES                                                    2001                   2000
--------------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Capitalization (See Consolidated Statements of Capitalization):
  Common stock                                                                        $33,427               $33,427
  Additional paid-in capital                                                          279,612               279,042
  Retained earnings                                                                   279,185               267,829
  Accumulated other comprehensive loss                                                      -                   (18)
                                                                            ------------------     -----------------
    Total common equity                                                               592,224               580,280
                                                                            ------------------     -----------------

  Cumulative preferred stock                                                           18,320                18,320
  Long-term debt (excluding current portion)                                          694,472               469,771
                                                                            ------------------     -----------------
                                                                                    1,305,016             1,068,371
                                                                            ------------------     -----------------
--------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                                                    560                81,560
  Capital lease obligations                                                            15,278                12,651
  Notes payable to associated companies                                                     -               101,095
  Accounts payable                                                                     40,115                65,898
  Accounts payable to associated companies                                             25,777                30,375
  Accrued interest                                                                     12,179                10,843
  Accrued taxes                                                                        53,380                48,069
  Adjustment clause balances                                                            9,490                     -
  Other                                                                                21,927                28,921
                                                                            ------------------     -----------------
                                                                                      178,706               379,412
                                                                            ------------------     -----------------
--------------------------------------------------------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   190,821               224,164
  Accumulated deferred investment tax credits                                          22,698                25,063
  Environmental liabilities                                                            24,350                29,521
  Pension and other benefit obligations                                                24,277                26,884
  Capital lease obligations                                                            22,129                33,185
  Other                                                                                10,298                32,706
                                                                            ------------------     -----------------
                                                                                      294,573               371,523
                                                                            ------------------     -----------------
--------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 11)
--------------------------------------------------------------------------------------------------------------------
Total capitalization and liabilities                                               $1,778,295            $1,819,306
                                                                            ==================     =================
--------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                              IES UTILITIES INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31,
                                                                   2001             2000             1999
---------------------------------------------------------------------------------------------------------------
                                                                               (in thousands)
Cash flows from operating activities:
  Net income                                                         $70,904          $74,423          $66,446
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                   110,496          108,064          101,053
     Amortization of leased nuclear fuel                              12,702           13,867           11,400
     Amortization of deferred energy efficiency expenditures           9,237           14,320           16,000
     Deferred tax benefits and investment tax credits                (11,354)         (13,253)          (6,399)
     Refueling outage provision                                       (3,628)           7,787           (5,150)
     Other                                                              (715)             714            1,355
  Other changes in assets and liabilities:
     Accounts receivable                                              35,346          (41,995)          (2,979)
     Accounts payable                                                (30,579)          37,562           (7,729)
     Accrued taxes                                                     5,311            3,810          (11,036)
     Adjustment clause balances                                       24,266           (3,677)         (14,530)
     Manufactured gas plants insurance refunds                       (21,541)               -                -
     Benefit obligations and other                                   (11,182)           9,366           13,272
                                                               --------------   --------------   --------------
       Net cash flows from operating activities                      189,263          210,988          161,703
                                                               --------------   --------------   --------------
---------------------------------------------------------------------------------------------------------------
Cash flows used for financing activities:
    Common stock dividends declared                                  (58,634)         (58,633)         (87,951)
    Dividends payable                                                      -                -           (4,840)
    Preferred stock dividends                                           (914)            (914)            (914)
    Proceeds from issuance of long-term debt                         200,000                -                -
    Reductions in long-term debt                                     (84,110)         (51,196)         (50,140)
    Net change in short-term borrowings                             (101,095)          44,149           56,946
    Principal payments under capital lease obligations                (9,122)         (15,813)         (12,887)
    Other                                                             10,369                -              (20)
                                                               --------------   --------------   --------------
      Net cash flows used for financing activities                   (43,506)         (82,407)         (99,806)
                                                               --------------   --------------   --------------
---------------------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
    Utility construction expenditures                               (137,736)        (121,116)        (107,342)
    Nuclear decommissioning trust funds                               (6,008)          (6,008)          (6,008)
    Other                                                                470             (422)            (731)
                                                               --------------   --------------   --------------
      Net cash flows used for investing activities                  (143,274)        (127,546)        (114,081)
                                                               --------------   --------------   --------------
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and temporary cash investments         2,483            1,035          (52,184)
                                                               --------------   --------------   --------------
---------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period             6,755            5,720           57,904
                                                               --------------   --------------   --------------
---------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                  $9,238           $6,755           $5,720
                                                               ==============   ==============   ==============
---------------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                         $49,941          $43,678          $47,307
                                                               ==============   ==============   ==============
    Income taxes                                                     $42,200          $60,255          $70,779
                                                               ==============   ==============   ==============
  Noncash investing and financing activities:
     Capital lease obligations incurred and other                    $19,967          $20,419          $25,040
                                                               ==============   ==============   ==============
---------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                    IES UTILITIES INC.
                                         CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                                                                 December 31,
                                                                                          2001                  2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands, except share amounts)
Common equity:
  Common stock - $2.50 par value - authorized 24,000,000 shares;
    13,370,788 shares outstanding                                                             $33,427               $33,427
  Additional paid-in capital                                                                  279,612               279,042
  Retained earnings                                                                           279,185               267,829
  Accumulated other comprehensive loss                                                              -                   (18)
                                                                                    ------------------    ------------------
                                                                                              592,224               580,280
                                                                                    ------------------    ------------------
----------------------------------------------------------------------------------------------------------------------------
Cumulative preferred stock:
  Cumulative, par value $50 per share, not mandatorily redeemable
      - authorized 466,406 shares; 366,406 shares outstanding:
          6.10% series, 100,000 shares outstanding                                              5,000                 5,000
          4.80% series, 146,406 shares outstanding                                              7,320                 7,320
          4.30% series, 120,000 shares outstanding                                              6,000                 6,000
                                                                                    ------------------    ------------------
                                                                                               18,320                18,320
                                                                                    ------------------    ------------------
----------------------------------------------------------------------------------------------------------------------------
Long-term debt:
  Collateral Trust Bonds:
      7.25% series, due 2006                                                                   60,000                60,000
      6-7/8% series, due 2007                                                                  55,000                55,000
      6% series, due 2008                                                                      50,000                50,000
      7% series, due 2023                                                                      50,000                50,000
      5.5% series, due 2023                                                                    19,400                19,400
                                                                                    ------------------    ------------------
                                                                                              234,400               234,400
  First Mortgage Bonds:
      Series Y, 8-5/8%, retired in 2001                                                             -                60,000
      9-1/8% series, retired in 2001                                                                -                21,000
      7-1/4% series, due 2007, partially retired in 2001                                       27,450                30,000
                                                                                    ------------------    ------------------
                                                                                               27,450               111,000
  Pollution Control Revenue Bonds:
      5.75%, due serially 2002 to 2003                                                          2,240                 2,800
      Variable rate (1.8% to 2.9% at December 31, 2001), due 2003 to 2010                      10,100                10,100
      Variable/fixed rate series 1998 (4.25% through 2003), due 2023                           10,000                10,000
                                                                                    ------------------    ------------------
                                                                                               22,340                22,900

  Senior debentures, 6-5/8% to 6-3/4%, due 2009 to 2011                                       335,000               135,000
  Subordinated deferrable interest debentures, 7-7/8%, due 2025                                50,000                50,000
  Other, 5.24%, due 2006                                                                       28,000                     -
                                                                                    ------------------    ------------------
                                                                                              697,190               553,300
                                                                                    ------------------    ------------------
  Less:
    Current maturities                                                                           (560)              (81,560)
    Unamortized debt discount, net                                                             (2,158)               (1,969)
                                                                                    ------------------    ------------------
                                                                                              694,472               469,771
                                                                                    ------------------    ------------------
----------------------------------------------------------------------------------------------------------------------------
Total capitalization                                                                       $1,305,016            $1,068,371
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

                                                       IES UTILITIES INC.
                                       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

                                                                                                      Accumulated
                                                                      Additional                         Other           Total
                                                        Common         Paid-In        Retained        Comprehensive      Common
                                                         Stock         Capital        Earnings        Income (Loss)      Equity
----------------------------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
1999:
Beginning balance                                          $33,427       $279,042        $275,372               $ -      $587,841

 Earnings available for common stock                                                       65,532                          65,532
 Common stock dividends                                                                   (87,951)                        (87,951)
                                                     --------------  -------------  --------------  ---------------  ---------------
Ending balance                                              33,427        279,042         252,953                -        565,422

2000:
 Comprehensive income:
   Earnings available for common stock                                                     73,509                          73,509
   Other comprehensive income (loss):
       Unrealized losses on derivatives qualified as hedges:
          Unrealized holding gains arising during period
             due to cumulative effect of a change in
                accounting principle, net of tax of $36                                                         51             51
          Other unrealized holding gains arising during
             period, net of tax of $153                                                                        215            215
          Less: reclassification adjustment for gains
             included in earnings available for common
                stock, net of tax of $201                                                                      284            284
                                                                                                    ---------------  -------------
       Net unrealized losses on qualifying derivatives                                                         (18)           (18)
                                                                                                    ---------------  -------------
   Total comprehensive income                                                                                              73,491

 Common stock dividends                                                                   (58,633)                        (58,633)
                                                     --------------  -------------  --------------  ---------------  -------------
Ending balance                                              33,427        279,042         267,829              (18)       580,280

2001:
 Comprehensive income:
   Earnings available for common stock                                                     69,990                          69,990
   Other comprehensive income:
        Reclassification adjustment for losses
           included in earnings available for common
              stock related to derivatives qualified as
                 hedges, net of tax of ($12)                                                                    18             18
                                                                                                    ---------------  -------------
      Other comprehensive income                                                                                18             18
                                                                                                    ---------------  -------------
   Total comprehensive income                                                                                              70,008

 Common stock dividends                                                                   (58,634)                        (58,634)
 Common stock issued                                                          570                                             570
                                                     --------------  -------------  --------------  ---------------  -------------
Ending balance                                             $33,427       $279,612        $279,185              $ -       $592,224
                                                     ==============  =============  ==============  ===============  =============

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

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) General - The consolidated financial statements include the accounts of IESU and its consolidated subsidiary. IESU is a subsidiary of Alliant Energy and is engaged principally in the generation, transmission, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and steam services. All of IESU's retail customers are located in Iowa. On January 1, 2002, IPC merged with and into IESU and IESU changed its name to IP&L.

(c) Regulatory Assets - At December 31, 2001 and 2000, regulatory assets were comprised of the following items (in millions):

                                                  2001         2000
                                               -----------  -----------
Tax-related (Note 1(d))                           $66.7        $84.7
Environmental liabilities (Note 11(e))             30.4         35.6
Energy efficiency program costs                     1.4          8.8
Other                                               3.5          3.3
                                               -----------  -----------
                                                 $102.0       $132.4
                                               ===========  ===========

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

(3)  LEASES
IESU's operating lease rental expenses for 2001, 2000 and 1999 were $9.4 million, $9.6 million and $8.9 million, respectively. At December 31, 2001, IESU's future minimum lease payments were as follows (in millions):

                               2002     2003    2004    2005     2006    Thereafter    Total
                              -------- ------- ------- -------- -------- ------------ ---------
Operating leases               $9.1     $8.6    $8.7    $6.5      $3.8     $14.2        $50.9

                                                                                                                 Present
                                                                                                   Less:       value of net
                                                                                                   amount         minimum
                                                                                                representing   capital lease
                               2002     2003    2004    2005     2006    Thereafter    Total      interest       payments
                              -------- ------- ------- -------- -------- ------------ --------- ------------- -------------
Capital leases                $17.1    $10.5    $8.9    $2.3      $1.8      $0.6        $41.2      $3.8           $37.4


(4)  UTILITY ACCOUNTS RECEIVABLE
At December 31, 2001 and 2000, IESU had sold $60 million and $65 million of receivables, respectively. In 2001, 2000 and 1999, IESU received approximately $0.9 billion, $0.7 billion and $0.6 billion, respectively, in aggregate proceeds from the sale of accounts receivable. IESU paid fees associated with these sales of $3.3 million, $4.0 million and $3.1 million in 2001, 2000 and 1999, respectively.

(5)  INCOME TAXES
The components of income taxes for IESU were as follows (in millions):

                                                             2001                 2000                 1999
                                                        ---------------      ---------------      ---------------
Current tax expense:
  Federal                                                     $39.8              $50.0                  $44.2
  State                                                         8.1               13.5                   11.8
Deferred tax benefit:
  Federal                                                      (7.6)              (8.9)                  (1.7)
  State                                                        (1.4)              (2.7)                  (2.1)
Amortization of investment tax credits and other               (2.6)              (1.8)                  (2.8)
                                                        ---------------      ---------------      ---------------
                                                              $36.3              $50.1                  $49.4
                                                        ===============      ===============      ===============

The overall effective income tax rates shown in the following table were computed by dividing total income tax expense by income before income taxes.

                                                                2001             2000             1999
                                                            -------------    --------------    ------------
Statutory federal income tax rate                                35.0%            35.0%             35.0%
    State income taxes, net of federal benefits                   4.9              7.2               7.0
    Effect of rate making on property related differences         4.6              4.6               5.1
    Amortization of investment tax credits                       (2.6)            (2.2)             (2.2)
    Adjustment of prior period taxes                             (7.7)            (4.0)             (2.7)
    Other items, net                                             (0.3)            (0.4)              0.4
                                                            -------------    --------------    ------------
Overall effective income tax rate                                33.9%            40.2%             42.6%
                                                            =============    ==============    ============


The accumulated deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at December 31 arise from the following temporary differences (in millions):
                                          2001               2000
                                      --------------    ---------------
Property related                           $259.4            $269.8
Investment tax credits                      (16.1)            (17.0)
Other                                       (52.5)            (28.6)
                                      --------------    ---------------
                                           $190.8            $224.2
                                      ==============    ===============

(6)  BENEFIT PLANS
(a) Pension Plans and Other Postretirement Benefits - Substantially all of IESU's employees are covered by two non-contributory defined benefit pension plans. Benefits are based on the employees' years of service and compensation. IESU also provides certain postretirement health care and life benefits to eligible retirees. In general, the health care plans are contributory with participants' contributions adjusted regularly and the life insurance plans are non-contributory.

The weighted-average assumptions at the measurement date of September 30 were as follows:

                                              Qualified Pension Benefits           Other Postretirement Benefits
                                          ------------------------------------ ---------------------------------------
                                             2001        2000        1999         2001        2000          1999
                                          ----------- ---------- ------------- ----------- ----------- ---------------
Discount rate                               7.25%        8.00%       7.75%       7.25%       8.00%         7.75%
Expected return on plan assets                9%          9%          9%           9%          9%            9%
Rate of compensation increase                3.5%        3.5%        3.5%         N/A         N/A           N/A
Medical cost trend on covered charges:
      Initial trend rate                     N/A          N/A         N/A         12%          9%            7%
      Ultimate trend rate                    N/A          N/A         N/A          5%          5%            5%


The components of IESU's qualified pension benefits and other postretirement benefits costs were as follows (in millions):

                                             Qualified Pension Benefits            Other Postretirement Benefits
                                        -------------------------------------    ----------------------------------
                                          2001          2000          1999        2001         2000         1999
                                        ---------    -----------    ---------    --------    ---------    ---------
Service cost                               $2.4         $2.4           $2.6        $1.0        $0.9         $1.5
Interest cost                               8.1          7.9            7.6         3.8         3.6          4.4
Expected return on plan assets            (11.5)       (11.0)         (10.3)       (3.0)       (2.6)        (2.0)
Amortization of:
   Transition obligation (asset)           (0.2)        (0.2)          (0.2)        1.8         1.8          1.8
   Prior service cost                       1.1          1.0            0.9         --          --           --
   Actuarial gain                          (1.2)        (1.0)           --         (0.9)       (0.9)         --
                                        ---------    -----------    ---------    --------    ---------    ---------
Total                                     ($1.3)       ($0.9)          $0.6        $2.7        $2.8         $5.7
                                        =========    ===========    =========    ========    =========    =========

The pension benefit cost shown above (and in the following tables) represents only the pension benefit cost for bargaining unit employees of IESU covered under the bargaining unit pension plan that is sponsored by IESU. The benefit obligations and assets associated with IESU's non-bargaining employees who are participants in other Alliant Energy plans are reported in Alliant Energy's consolidated financial statements and are not reported above. The pension benefit cost for IESU's non-bargaining employees who are now participants in other Alliant Energy plans was $0.8 million, $1.2 million and $0.9 million for 2001, 2000 and 1999, respectively. In addition, Corporate Services provides services to IESU. The allocated pension benefit costs associated with these services was $1.4 million, $1.3 million and $1.2 million for 2001, 2000 and 1999, respectively. The other postretirement benefit cost shown above for each period (and in the following tables) represents the other postretirement benefit cost for all IESU employees. The allocated other postretirement benefit cost associated with Corporate Services for IESU was $0.4 million, $0.3 million and $0.4 million for 2001, 2000 and 1999, respectively.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefit costs. A one percent change in the medical trend rates for 2001, holding all other assumptions constant, would have the following effects (in millions):

                                                                1 Percent Increase         1 Percent Decrease
                                                               ----------------------    ----------------------
Effect on total of service and interest cost components                $0.6                     ($0.5)
Effect on postretirement benefit obligation                            $6.4                     ($5.7)


A reconciliation of the funded status of IESU's plans to the amounts recognized on IESU's Consolidated Balance Sheets at December 31 was as follows (in millions):

                                                         Qualified Pension Benefits      Other Postretirement Benefits
                                                        -----------------------------    -------------------------------
                                                           2001             2000             2001              2000
                                                        ------------     ------------    -------------     -------------
Change in benefit obligation:
  Net benefit obligation at beginning of year              $102.5           $102.3          $48.7             $46.8
  Service cost                                                2.4              2.4            1.0               0.9
  Interest cost                                               8.1              7.9            3.8               3.6
  Plan participants' contributions                            --              --              0.3               0.4
  Plan amendments                                             --               2.3            --               (0.6)
  Actuarial loss (gain)                                      11.1             (6.0)          12.8               1.0
  Gross benefits paid                                        (6.6)            (6.4)          (4.8)             (3.4)
                                                        ------------     ------------    -------------     -------------
     Net benefit obligation at end of year                  117.5            102.5           61.8              48.7
                                                        ------------     ------------    -------------     -------------

Change in plan assets:
  Fair value of plan assets at beginning of year            131.2            126.1           40.4              30.3
  Actual return on plan assets                               (8.4)            11.5           (7.0)              6.2
  Employer contributions                                      --              --              3.9               6.9
  Plan participants' contributions                            --              --              0.3               0.4
  Gross benefits paid                                        (6.6)            (6.4)          (4.8)             (3.4)
                                                        ------------     ------------    -------------     -------------
     Fair value of plan assets at end of year               116.2            131.2           32.8              40.4
                                                        ------------     ------------    -------------     -------------

Funded status at end of year                                 (1.3)            28.7          (29.0)             (8.3)
Unrecognized net actuarial loss (gain)                        1.4            (30.8)           3.4             (20.3)
Unrecognized prior service cost                               9.0             10.1           (0.2)             (0.2)
Unrecognized net transition obligation (asset)               (1.0)            (1.2)          19.4              21.2
                                                        ------------     ------------    -------------     -------------
     Net amount recognized at end of year                    $8.1             $6.8          ($6.4)            ($7.6)
                                                        ============     ============    =============     =============

Amounts recognized on the Consolidated
  Balance Sheets consist of:
     Prepaid benefit cost                                    $8.1             $6.8           $--                $--
     Accrued benefit cost                                     --              --             (6.4)             (7.6)
                                                        ------------     ------------    -------------     -------------
     Net amount recognized at measurement date                8.1              6.8           (6.4)             (7.6)
                                                        ------------     ------------    -------------     -------------

Contributions paid after 9/30 and prior to 12/31              --              --              0.9               0.1
                                                        ------------     ------------    -------------     -------------
     Net amount recognized at 12/31                          $8.1             $6.8          ($5.5)            ($7.5)
                                                        ============     ============    =============     =============

Alliant Energy sponsors several non-qualified pension plans that cover certain current and former key employees. The pension expense allocated to IESU for these plans was $1.2 million, $1.4 million and $0.8 million in 2001, 2000 and 1999, respectively.

IESU has various life insurance policies that cover certain key employees and directors. At December 31, 2001 and 2000, the cash surrender value of these investments was $6 million.

A significant number of IESU employees also participate in defined contribution pension plans (401(k) and Employee Stock Ownership plans). IESU's contributions to the plans, which are based on the participants' level of contribution, were $1.7 million, $2.1 million and $2.0 million in 2001, 2000 and 1999, respectively.

(7)  COMMON AND PREFERRED STOCK
(b) Preferred Stock - The carrying value of IESU's cumulative preferred stock at December 31, 2001 and 2000 was $18 million. The fair market value, based upon the market yield of similar securities and quoted market prices, at December 31, 2001 and 2000 was $12 million and $13 million, respectively.

(8)   DEBT
(a) Short-Term Debt - Information regarding IESU's short-term debt was as follows (dollars in millions):

                                                      2001             2000              1999
                                                  -------------    --------------    -------------
At year end:
    Money pool borrowings                             $--             $101.1            $56.9
    Interest rates on money pool borrowings           n/a               6.6%             5.8%

For the year ended:
    Average amount of short-term debt
        (based on daily outstanding balances)         $15.7            $70.3             $15.5
    Average interest rates on short-term debt          6.1%             6.5%              5.3%


(b) Long-Term Debt - IESU's debt maturities for 2002 to 2006 are $0.5 million, $4.1 million, $0, $0 and $88.0 million, respectively. The carrying value of IESU's long-term debt (including current maturities) at December 31, 2001 and 2000 was $695 million and $551 million, respectively. The fair market value, based upon the market yield of similar securities and quoted market prices, at December 31, 2001 and 2000 was $699 million and $542 million, respectively.

(9) INVESTMENTS AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS Information relating to various investments held by IESU that are marked-to-market as a result of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," were as follows (in millions):

                                               December 31, 2001              December 31, 2000
                                           ---------------------------    --------------------------
                                            Carrying/     Unrealized       Carrying/    Unrealized
                                              Fair           Gains,          Fair         Gains,
                                              Value       Net of Tax         Value      Net of Tax
                                           ---------------------------    --------------------------
Available-for-sale securities:
  Nuclear decommissioning trust funds:
     Debt securities                            $69           $1               $65          $1
     Equity securities                           48           19                47          24
                                           ---------------------------    --------------------------
        Total                                  $117          $20              $112         $25
                                           ===========================    ==========================

Nuclear Decommissioning Trust Funds - At December 31, 2001, $37 million, $16 million and $16 million of the debt securities mature in 2002-2010, 2011-2020 and 2021-2049, respectively. The fair value of the nuclear decommissioning trust funds was as reported by the trustee, adjusted for the tax effect of unrealized gains and losses. Net unrealized holding gains were recorded as part of accumulated provision for depreciation. The funds realized gains/(losses) from the sales of securities of ($0.1) million, ($0.2) million and $2.5 million in 2001, 2000 and 1999, respectively (cost of the investments based on specific identification was $22.4 million, $11.3 million and $25.5 million, respectively, and proceeds from the sales were $22.3 million, $11.1 million and $28.0 million, respectively).

(11)    COMMITMENTS AND CONTINGENCIES
(a) Construction and Acquisition Program - IP&L currently anticipates 2002 utility construction and acquisition expenditures will be approximately $242 million. During 2003-2006, IP&L currently anticipates to spend approximately $1.2 billion for utility construction and acquisition expenditures. These amounts do not include any potential capital expenditures IP&L may make for its Power Iowa domestic generation program given the uncertainty of such investments, including if IP&L would own the generating plants or purchase the power from plants that were owned by an independent entity.

(b) Purchased-Power, Coal and Natural Gas Contracts - Alliant Energy, through its subsidiaries (Corporate Services, IESU, WP&L and IPC), has entered into purchased-power, coal and natural gas supply, transportation and storage contracts. Based on the System Coordination and Operating Agreement, Alliant Energy annually allocates purchased-power contracts to the individual utilities. Such process considers factors such as resource mix, load growth and resource availability. Refer to Note 18 for additional information.
Coal contract quantities are directly assigned to specific plants at the individual utilities based on various factors including projected heat input requirements, combustion compatibility and efficiency. However, for 2002-2006, system-wide contracts of $48.1 million (7.2 million tons), $50.0 million (7.6 million tons), $31.4 million (3.9 million tons), $22.8 million (2.7 million tons) and $8.2 million (0.9 million tons), respectively, have not yet been directly assigned to the individual utilities since the specific needs of each utility is not yet known. The natural gas supply commitments are all indexed-based. Alliant Energy expects to supplement its coal and natural gas supplies with spot market purchases as needed. The table includes commitments for "take or pay" contracts which result in dollar commitments with no associated MWhs, tons, or Dths. At December 31, 2001, IESU's minimum commitments are as follows (dollars and Dths in millions; MWhs and tons in thousands):

                 Purchased-power                Coal                    Natural gas
            -----------------------    -----------------------    -------------------------
            Dollars        MWhs        Dollars        Tons         Dollars          Dths
            ---------    ----------    ---------    ----------    -----------     ---------
2002           $33.5        734           $11.6          586         $41.6             6
2003            32.5        876            10.9          526          18.9            --
2004             5.6        142             7.9          188           1.8            --
2005             0.1         --             7.9          179           0.2            --
2006             0.1         --             3.4           --           0.1            --


(e) Environmental Liabilities - IESU had recorded the following environmental liabilities, and regulatory assets associated with certain of these liabilities, at December 31 (in millions):

Environmental liabilities         2001            2000         Regulatory assets       2001            2000
-------------------------      ------------   -------------    -----------------    ------------    ------------
   MGP sites                      $24.5          $28.0            MGP sites             $24.5           $27.9
   NEPA                             5.1            6.8            NEPA                    5.7             7.5
   Other                            0.3            0.3            Other                   0.2             0.2
                               ------------   -------------                         ------------    ------------
                                  $29.9          $35.1                                  $30.4           $35.6
                               ============   =============                         ============    ============

MGP Sites - Management currently estimates the range of remaining costs to be
---------
incurred for the investigation, remediation and monitoring of all IESU's sites to be approximately $18 million to $34 million.

(14)  SEGMENTS OF BUSINESS
IESU is a regulated domestic utility, serving customers in Iowa, and is broken down into three segments: a) electric operations; b) gas operations; and c) other, which includes the steam business and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in "Other." Intersegment revenues were not material to IESU's operations and there was no single customer whose revenues were 10 percent or more of IESU's consolidated revenues. Certain financial information relating to IESU's significant business segments was as follows (in millions):

                                                         Electric        Gas         Other        Total
------------------------------------------------------------------------------------------------------------
2001
----
Operating revenues                                          $700.9      $220.3         $32.1        $953.3
Depreciation and amortization                                 99.1         9.4           2.0         110.5
Operating income                                             129.3         5.6           6.2         141.1
Interest expense, net of AFUDC                                                          46.7          46.7
Miscellaneous, net                                                                     (12.8)        (12.8)
Income tax expense                                                                      36.3          36.3
Net income                                                                              70.9          70.9
Preferred dividends                                                                      0.9           0.9
Earnings available for common stock                                                     70.0          70.0
Total assets                                               1,449.6       210.0         118.7       1,778.3
Construction and acquisition expenditures                    118.9        16.0           2.8         137.7
------------------------------------------------------------------------------------------------------------
2000
----
Operating revenues                                          $651.4      $196.2         $28.4        $876.0
Depreciation and amortization                                 97.0         9.1           2.0         108.1
Operating income                                             153.7        11.3           2.8         167.8
Interest expense, net of AFUDC                                                          48.4          48.4
Miscellaneous, net                                                                      (5.1)         (5.1)
Income tax expense                                                                      50.1          50.1
Net income                                                                              74.4          74.4
Preferred dividends                                                                      0.9           0.9
Earnings available for common stock                                                     73.5          73.5
Total assets                                               1,465.3       239.6         114.4       1,819.3
Construction and acquisition expenditures                    104.7        15.7           0.7         121.1
------------------------------------------------------------------------------------------------------------
1999
----
Operating revenues                                          $628.0      $145.8         $26.9        $800.7
Depreciation and amortization                                 91.0         8.2           1.9         101.1
Operating income                                             149.6         8.4           3.5         161.5
Interest expense, net of AFUDC                                                          49.5          49.5
Miscellaneous, net                                                                      (3.8)         (3.8)
Income tax expense                                                                      49.4          49.4
Net income                                                                              66.4          66.4
Preferred dividends                                                                      0.9           0.9
Earnings available for common stock                                                     65.5          65.5
Total assets                                               1,449.2       201.1         105.5       1,755.8
Construction and acquisition expenditures                     92.7        13.8           0.8         107.3


(16)  SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     2001 (a)                                    2000
                                      ----------------------------------------  ---------------------------------------
                                       March 31   June 30   Sept. 30  Dec. 31    March 31   June 30  Sept. 30  Dec. 31
                                      ---------- --------- --------- ---------  ---------- --------- -------- ---------
                                                                       (in millions)
  Operating revenues                     $292.0    $223.7    $244.5    $193.1      $212.1    $182.0    $230.9   $251.0
  Operating income                         30.8      22.5      64.9      22.9        35.5      22.4      75.9     34.0
  Net income                               12.7       8.2      37.3      12.8        16.1       6.5      37.4     14.4
  Earnings available for common stock      12.5       8.0      37.0      12.5        15.9       6.3      37.1     14.2


(a) Summation of the individual quarters may not equal annual totals due to rounding.

(18)  RELATED PARTY ISSUES
IESU, WP&L and IPC have entered into a System Coordination and Operating Agreement. The agreement, which has been approved by FERC, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation and transmission systems of the three utility companies. In addition, the agreement allows the interconnected system to be operated as a single entity with off-system capacity sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases are allocated among the three utility companies based on procedures included in the agreement. The sales amounts allocated to IESU were $26.2 million, $15.4 million and $18.1 million for 2001, 2000 and 1999, respectively. The purchases allocated to IESU were $123.7 million, $70.6 million and $71.3 million for 2001, 2000 and 1999, respectively. The procedures were approved by both FERC and all state regulatory bodies having jurisdiction over these sales. Under the agreement, IESU, WP&L and IPC are fully reimbursed for any generation expense incurred to support the sale to an affiliate or to a non-affiliate. Any margins on sales to non-affiliates are distributed to the three utilities in proportion to each utility's share of electric production at the time of the sale.

Pursuant to a service agreement approved by the SEC under PUHCA, IESU receives various administrative and general services from an affiliate, Corporate Services. These services are billed to IESU at cost based on payroll and other expenses incurred by Corporate Services for the benefit of IESU. These costs totaled $100.4 million, $100.0 million and $93.9 million for 2001, 2000 and 1999, respectively, and consisted primarily of employee compensation, benefits and fees associated with various professional services. At December 31, 2001 and 2000, IESU had an intercompany payable to Corporate Services of $24.3 million and $27.9 million, respectively.

(19)   SUBSEQUENT EVENT
The merger of IPC with and into IESU was approved by their respective shareowners in April 2001 and by the SEC in October 2001. The merger was effective January 1, 2002 and IESU changed its name to IP&L. Each share of IPC common stock outstanding was cancelled without payment and each share of IPC preferred stock outstanding was cancelled and converted into the right to receive one share of a new class of IESU Class A preferred stock with substantially identical designations, rights and preferences as the previously outstanding IPC preferred stock. IPC and IESU were both wholly-owned operating subsidiaries of Alliant Energy. As such, the transaction was accounted for as a common control merger. The following illustrates the impact of the merger if it had occurred as of January 1, 1999 (in thousands):

                                                     2001               2000                1999
                                                ---------------    ----------------    ---------------
Operating revenues                                 $1,316,250         $1,234,007          $1,142,801
Earnings available for common stock                    94,656             99,724              93,896


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareowners of Wisconsin Power and Light Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Wisconsin Power and Light Company (a Wisconsin corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and changes in common equity for each of the three years in the period ended December 31, 2001. These financial statements and the supplemental schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Power and Light Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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




/s/ ARTHUR ANDERSEN LLP
-----------------------
ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
January 25, 2002

                                    WISCONSIN POWER AND LIGHT COMPANY
                                    CONSOLIDATED STATEMENTS OF INCOME

                                                                       Year Ended December 31,
                                                            2001                 2000                 1999
-----------------------------------------------------------------------------------------------------------------
                                                                            (in thousands)
Operating revenues:
  Electric utility                                            $753,450             $692,191             $626,607
  Gas utility                                                  206,863              165,152              120,770
  Water                                                          5,040                5,038                5,128
                                                      -----------------    -----------------    -----------------
                                                               965,353              862,381              752,505
                                                      -----------------    -----------------    -----------------
-----------------------------------------------------------------------------------------------------------------
Operating expenses:
  Electric production fuels                                    120,722              113,208              110,521
  Purchased power                                              217,306              146,939              107,598
  Cost of gas sold                                             153,823              107,131               64,073
  Other operation and maintenance                              186,477              188,967              172,131
  Depreciation and amortization                                129,098              139,911              113,037
  Taxes other than income taxes                                 32,504               29,163               30,240
                                                      -----------------    -----------------    -----------------
                                                               839,930              725,319              597,600
                                                      -----------------    -----------------    -----------------
-----------------------------------------------------------------------------------------------------------------
Operating income                                               125,423              137,062              154,905
                                                      -----------------    -----------------    -----------------
-----------------------------------------------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                              43,483               44,644               40,992
  Equity income from unconsolidated investments                (15,535)                (552)                (641)
  Allowance for funds used during construction                  (4,753)              (5,365)              (4,511)
  Miscellaneous, net                                           (12,500)             (15,984)               2,477
                                                      -----------------    -----------------    -----------------
                                                                10,695               22,743               38,317
                                                      -----------------    -----------------    -----------------
-----------------------------------------------------------------------------------------------------------------
Income before income taxes                                     114,728              114,319              116,588
                                                      -----------------    -----------------    -----------------
-----------------------------------------------------------------------------------------------------------------
Income taxes                                                    41,238               42,918               45,758
                                                      -----------------    -----------------    -----------------
-----------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change
   in accounting principle, net of tax                          73,490               71,401               70,830
                                                      -----------------    -----------------    -----------------
-----------------------------------------------------------------------------------------------------------------
Cumulative effect of a change in accounting
   principle, net of tax                                             -                   35                    -
                                                      -----------------    -----------------    -----------------
-----------------------------------------------------------------------------------------------------------------
Net income                                                      73,490               71,436               70,830
                                                      -----------------    -----------------    -----------------
-----------------------------------------------------------------------------------------------------------------
Preferred dividend requirements                                  3,310                3,310                3,310
                                                      -----------------    -----------------    -----------------
-----------------------------------------------------------------------------------------------------------------
Earnings available for common stock                            $70,180              $68,126              $67,520
                                                      =================    =================    =================
-----------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                      WISCONSIN POWER AND LIGHT COMPANY
                                         CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
ASSETS                                                                         2001                2000
---------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
Property, plant and equipment:
  Electric plant in service                                                    $1,779,593           $2,007,974
  Gas plant in service                                                            280,881              273,457
  Water plant in service                                                           32,497               29,869
  Other plant in service                                                          243,121              223,921
  Accumulated depreciation                                                     (1,328,111)          (1,380,723)
                                                                         -----------------   ------------------
    Net plant                                                                   1,007,981            1,154,498
  Construction work in progress                                                    37,828               59,133
  Nuclear fuel, net of amortization                                                17,404               16,099
  Other, net                                                                          681                  369
                                                                         -----------------   ------------------
                                                                                1,063,894            1,230,099
                                                                         -----------------   ------------------
---------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                                               4,389                2,584
  Accounts receivable:
    Customer                                                                       33,190               51,769
    Associated companies                                                            3,676                2,211
    Other                                                                          16,571               13,865
  Production fuel, at average cost                                                 17,314               17,811
  Materials and supplies, at average cost                                          20,669               21,639
  Gas stored underground, at average cost                                          22,187               13,876
  Prepaid gross receipts tax                                                       25,673               23,088
  Other                                                                            13,018                6,397
                                                                         -----------------   ------------------
                                                                                  156,687              153,240
                                                                         -----------------   ------------------
---------------------------------------------------------------------------------------------------------------
Investments:
  Nuclear decommissioning trust funds                                             215,794              195,768
  Investment in ATC and other                                                     127,941               14,362
                                                                         -----------------   ------------------
                                                                                  343,735              210,130
                                                                         -----------------   ------------------
---------------------------------------------------------------------------------------------------------------
Other assets:
  Regulatory assets                                                               109,864               88,721
  Deferred charges and other                                                      205,702              174,834
                                                                         -----------------   ------------------
                                                                                  315,566              263,555
                                                                         -----------------   ------------------
---------------------------------------------------------------------------------------------------------------
Total assets                                                                   $1,879,882           $1,857,024
                                                                         =================   ==================
---------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                         WISCONSIN POWER AND LIGHT COMPANY
                                      CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                           December 31,
CAPITALIZATION AND LIABILITIES                                                    2001                   2000
--------------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
Capitalization (See Consolidated Statements of Capitalization):
  Common stock                                                                        $66,183               $66,183
  Additional paid-in capital                                                          264,603               229,516
  Retained earnings                                                                   381,333               371,602
  Accumulated other comprehensive loss                                                (10,167)               (4,708)
                                                                            ------------------     -----------------
    Total common equity                                                               701,952               662,593
                                                                            ------------------     -----------------

  Cumulative preferred stock                                                           59,963                59,963
  Long-term debt (excluding current portion)                                          468,083               514,209
                                                                            ------------------     -----------------
                                                                                    1,229,998             1,236,765
                                                                            ------------------     -----------------
--------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Variable rate demand bonds                                                           55,100                55,100
  Notes payable to associated companies                                                90,816                29,244
  Accounts payable                                                                     98,173               120,155
  Accounts payable to associated companies                                             36,678                32,442
  Other                                                                                35,219                36,266
                                                                            ------------------     -----------------
                                                                                      315,986               273,207
                                                                            ------------------     -----------------
--------------------------------------------------------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   206,245               222,819
  Accumulated deferred investment tax credits                                          24,907                29,472
  Customer advances                                                                    34,178                34,815
  Pension and other benefit obligations                                                18,175                     -
  Other                                                                                50,393                59,946
                                                                            ------------------     -----------------
                                                                                      333,898               347,052
                                                                            ------------------     -----------------
--------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 11)
--------------------------------------------------------------------------------------------------------------------
Total capitalization and liabilities                                               $1,879,882            $1,857,024
                                                                            ==================     =================
--------------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                             WISCONSIN POWER AND LIGHT COMPANY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year Ended December 31,
                                                                          2001                2000               1999
----------------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Cash flows from operating activities:
  Net income                                                                 $73,490            $71,436             $70,830
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                           129,098            139,911             113,037
     Amortization of nuclear fuel                                              4,554              5,066               6,094
     Deferred tax benefits and investment tax credits                         (6,791)           (12,077)            (12,618)
     Equity income from unconsolidated investments, net                      (15,535)              (552)               (641)
     Distributions from equity method investments                              8,450                992                 248
     Other                                                                   (10,539)           (15,451)              3,073
  Other changes in assets and liabilities:
     Accounts receivable                                                      14,408            (29,733)            (13,423)
     Accounts payable                                                        (20,891)            39,046               8,482
     Benefit obligations and other                                           (40,700)           (21,797)            (11,854)
                                                                     ----------------    ---------------    ----------------
       Net cash flows from operating activities                              135,544            176,841             163,228
                                                                     ----------------    ---------------    ----------------
----------------------------------------------------------------------------------------------------------------------------
Cash flows from (used for) financing activities:
    Common stock dividends                                                   (60,449)                 -             (58,353)
    Preferred stock dividends                                                 (3,310)            (3,310)             (3,310)
    Proceeds from issuance of long-term debt                                       -            100,000                   -
    Reductions in long-term debt                                             (47,000)            (1,875)                  -
    Net change in short-term borrowings                                       61,572            (96,505)             48,950
    Capital contribution from parent                                          35,000                  -              30,000
    Other                                                                     (2,720)            (1,242)                  -
                                                                     ----------------    ---------------    ----------------
      Net cash flows from (used for) financing activities                    (16,907)            (2,932)             17,287
                                                                     ----------------    ---------------    ----------------
----------------------------------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
    Utility construction expenditures                                       (147,032)          (131,640)           (131,915)
    Nuclear decommissioning trust funds                                      (16,092)           (16,092)            (16,092)
    Proceeds from formation of ATC and other asset dispositions               75,600                961                 237
    Other                                                                    (29,308)           (28,109)            (31,001)
                                                                     ----------------    ---------------    ----------------
      Net cash flows used for investing activities                          (116,832)          (174,880)           (178,771)
                                                                     ----------------    ---------------    ----------------
----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and temporary cash investments                 1,805               (971)              1,744
                                                                     ----------------    ---------------    ----------------
----------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                     2,584              3,555               1,811
                                                                     ----------------    ---------------    ----------------
----------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                          $4,389             $2,584              $3,555
                                                                     ================    ===============    ================
----------------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                                 $43,237            $40,455             $38,330
                                                                     ================    ===============    ================
    Income taxes                                                             $54,161            $54,676             $47,164
                                                                     ================    ===============    ================
----------------------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                           WISCONSIN POWER AND LIGHT COMPANY
                                       CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                                                              December 31,
                                                                                       2001                  2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands, except share amounts)
Common equity:
    Common stock - $5 par value - authorized 18,000,000 shares;
       13,236,601 shares outstanding                                                       $66,183               $66,183
    Additional paid-in capital                                                             264,603               229,516
    Retained earnings                                                                      381,333               371,602
    Accumulated other comprehensive loss                                                   (10,167)               (4,708)
                                                                                 ------------------    ------------------
                                                                                           701,952               662,593
                                                                                 ------------------    ------------------
-------------------------------------------------------------------------------------------------------------------------
Cumulative preferred stock:
    Cumulative, without par value, not mandatorily redeemable - authorized
      3,750,000 shares, maximum aggregate stated value $150,000,000:
        $100 stated value - 4.50% series, 99,970 shares outstanding                          9,997                 9,997
        $100 stated value - 4.80% series, 74,912 shares outstanding                          7,491                 7,491
        $100 stated value - 4.96% series, 64,979 shares outstanding                          6,498                 6,498
        $100 stated value - 4.40% series, 29,957 shares outstanding                          2,996                 2,996
        $100 stated value - 4.76% series, 29,947 shares outstanding                          2,995                 2,995
        $100 stated value - 6.20% series, 150,000 shares outstanding                        15,000                15,000
          $25 stated value - 6.50% series, 599,460 shares outstanding                       14,986                14,986
                                                                                 ------------------    ------------------
                                                                                            59,963                59,963
                                                                                 ------------------    ------------------
-------------------------------------------------------------------------------------------------------------------------
Long-term debt:
    First Mortgage Bonds:
      1990 Series V, 9.3%, retired in 2001                                                       -                27,000
      1984 Series A, variable rate (1.7% at December 31, 2001), due 2014                     8,500                 8,500
      1988 Series A, variable rate (1.85% at December 31, 2001), due 2015                   14,600                14,600
      1991 Series A, variable rate (1.9% at December 31, 2001), due 2015                    16,000                16,000
      1991 Series B, variable rate (1.9% at December 31, 2001), due 2005                    16,000                16,000
      1992 Series W, 8.6%, due 2027, partially retired in 2001                              70,000                90,000
      1992 Series X, 7.75%, due 2004                                                        62,000                62,000
      1992 Series Y, 7.6%, due 2005                                                         72,000                72,000
                                                                                 ------------------    ------------------
                                                                                           259,100               306,100
    Debentures, 7%, due 2007                                                               105,000               105,000
    Debentures, 5.7%, due 2008                                                              60,000                60,000
    Debentures, 7-5/8%, due 2010                                                           100,000               100,000
                                                                                 ------------------    ------------------
                                                                                           524,100               571,100
                                                                                 ------------------    ------------------
    Less:
       Variable rate demand bonds                                                          (55,100)              (55,100)
       Unamortized debt discount, net                                                         (917)               (1,791)
                                                                                 ------------------    ------------------
                                                                                           468,083               514,209
                                                                                 ------------------    ------------------
-------------------------------------------------------------------------------------------------------------------------
Total capitalization                                                                    $1,229,998            $1,236,765
                                                                                 ==================    ==================
-------------------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                               WISCONSIN POWER AND LIGHT COMPANY
                                      CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

                                                                                                     Accumulated
                                                                       Additional                       Other           Total
                                                          Common        Paid-In        Retained      Comprehensive     Common
                                                          Stock         Capital        Earnings      Income (Loss)     Equity
---------------------------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
1999:
Beginning balance                                           $66,183       $199,438       $294,309              $ -      $559,930

 Earnings available for common stock                                                       67,520                         67,520
 Common stock dividends                                                                   (58,353)                       (58,353)
 Capital contribution from parent                                           30,000                                        30,000
                                                       -------------  -------------  -------------  ---------------  ------------
Ending balance                                               66,183        229,438        303,476                -       599,097

2000:
 Comprehensive income:
   Earnings available for common stock                                                     68,126                         68,126
   Other comprehensive income (loss):
       Unrealized losses on derivatives qualified as hedges:
          Unrealized holding losses arising during period
             due to cumulative effect of a change in
                accounting principle, net of tax of ($430)                                                    (642)         (642)
          Other unrealized holding losses arising during
             period, net of tax of ($3,634)                                                                 (5,151)       (5,151)
          Less: reclassification adjustment for losses
             included in earnings available for common
                stock, net of tax of ($769)                                                                 (1,085)       (1,085)
                                                                                                    ---------------  ------------
       Net unrealized losses on qualifying derivatives                                                      (4,708)       (4,708)
                                                                                                    ---------------  ------------
   Total comprehensive income                                                                                             63,418

 Common stock issued                                                            78                                            78
                                                       -------------  -------------  -------------  ---------------  ------------
Ending balance                                               66,183        229,516        371,602           (4,708)      662,593

2001:
 Comprehensive income:
   Earnings available for common stock                                                     70,180                         70,180
   Other comprehensive income (loss):
       Minimum pension liability adjustment,
        net of tax of ($9,552)                                                                             (14,248)      (14,248)
       Unrealized gains on derivatives qualified as hedges:
          Unrealized holding gains arising during
             period, net of tax of $3,932                                                                    5,952         5,952
          Less: reclassification adjustment for losses
             included in earnings available for common
                stock, net of tax of ($1,676)                                                               (2,837)       (2,837)
                                                                                                    ---------------  ------------
       Net unrealized gains on qualifying derivatives                                                        8,789         8,789
                                                                                                    ---------------  ------------
   Total comprehensive income                                                                                             64,721

 Common stock dividends                                                                   (60,449)                       (60,449)
 Common stock issued                                                            87                                            87
 Capital contribution from parent                                           35,000                                        35,000
                                                       -------------  -------------  -------------  ---------------  ------------
Ending balance                                              $66,183       $264,603       $381,333         ($10,167)     $701,952
                                                       =============  =============  =============  ===============  ============

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

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) General - The consolidated financial statements include the accounts of WP&L and its principal consolidated subsidiaries WPL Transco LLC and South Beloit. WP&L is a subsidiary of Alliant Energy and is engaged principally in the generation, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and water services. Nearly all of WP&L's retail customers are located in south and central Wisconsin.

(c) Regulatory Assets - At December 31, 2001 and 2000, regulatory assets were comprised of the following items (in millions):

                                                  2001         2000
                                               -----------  -----------
Energy efficiency program costs                   $33.9        $19.8
Tax-related (Note 1(d))                            29.0         37.6
Environmental liabilities (Note 11(e))             18.7         16.6
Other                                              33.4         18.4
                                               -----------  -----------
                                                 $115.0        $92.4
                                               ===========  ===========

(d) Income Taxes - Alliant Energy files a consolidated federal income tax return. Under the terms of an agreement between Alliant Energy and its subsidiaries, the subsidiaries calculate their respective federal income tax provisions and make payments to or receive payments from Alliant Energy as if they were separate taxable entities.

(3)  LEASES
WP&L's operating lease rental expenses, which include certain purchased-power operating leases, for 2001, 2000 and 1999 were $23.4 million, $7.9 million and $7.7 million, respectively. The purchased-power leases below include $33 million in 2003 and a total amount of $423 million related to a new plant (Riverside) currently under development in Wisconsin. At December 31, 2001, WP&L's future minimum operating lease payments were as follows (in millions):

                                2002     2003    2004     2005     2006    Thereafter    Total
                               ----------------------------------------------------------------
  Certain purchased-
      power agreements          $18.3   $51.4    $65.8    $67.2    $68.5     $290.6      $561.8
  Financings using special
      purpose entities            2.7     2.7      2.7      2.7      2.7       15.7        29.2
  Other                           3.6     5.8      6.1      6.0      5.6        3.8        30.9
                               -----------------------------------------------------------------
                                $24.6   $59.9    $74.6    $75.9    $76.8     $310.1      $621.9
                               =================================================================

(4)  UTILITY ACCOUNTS RECEIVABLE
At December 31, 2001 and 2000, WP&L had sold $88 million and $89 million of receivables, respectively. In 2001, 2000 and 1999, WP&L received approximately $1.1 billion, $0.9 billion and $0.9 billion, respectively, in aggregate proceeds from the sale of accounts receivable. WP&L paid fees associated with these sales of $4.0 million, $5.0 million and $4.0 million in 2001, 2000 and 1999, respectively.

(5)  INCOME TAXES
The components of income taxes for WP&L were as follows (in millions):

                                                       2001                 2000                1999
                                                  ----------------     ---------------     ---------------
Current tax expense:
  Federal                                              $36.8                $44.5               $47.3
  State                                                 11.2                 10.5                11.1
Deferred tax benefit:
  Federal                                               (4.6)                (9.9)               (9.4)
  State                                                 (0.4)                (0.3)               (1.3)
Amortization of investment tax credits                  (1.8)                (1.9)               (1.9)
                                                  ----------------     ---------------     ---------------
                                                       $41.2                $42.9               $45.8
                                                  ================     ===============     ===============

The overall effective income tax rates shown in the following table were computed by dividing total income tax expense by income before income taxes.

                                                      2001               2000               1999
                                                  -------------      --------------     --------------
Statutory federal income tax rate                      35.0%              35.0%              35.0%
    State income taxes, net of federal benefits         6.4                6.0                6.3
    Amortization of investment tax credits             (1.6)              (1.6)              (1.6)
    Adjustment of prior period taxes                   (2.8)              (0.8)              (0.3)
    Amortization of excess deferred taxes              (1.5)              (1.3)              (1.3)
    Other items, net                                    0.4                0.2                1.1
                                                  -------------      --------------     --------------
Overall effective income tax rate                      35.9%              37.5%              39.2%
                                                  =============      ==============     ==============

The accumulated deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at December 31 arise from the following temporary differences (in millions):

                                          2001               2000
                                     ---------------    ---------------
Property related                          $217.5             $260.5
Investment tax credits                     (16.7)             (19.7)
Other                                        5.4              (18.0)
                                     ---------------    ---------------
                                          $206.2             $222.8
                                     ===============    ===============

(6)  BENEFIT PLANS
(a) Pension Plans and Other Postretirement Benefits - Substantially all of WP&L's employees are covered by two non-contributory defined benefit pension plans. Benefits are based on the employees' years of service and compensation. WP&L also provides certain postretirement health care and life benefits to eligible retirees. In general, the health care plans are contributory with participants' contributions adjusted regularly and the life insurance plans are non-contributory.

The weighted-average assumptions at the measurement date of September 30 were as follows:

                                               Qualified Pension Benefits            Other Postretirement Benefits
                                          ------------------------------------- ----------------------------------------
                                             2001         2000        1999         2001        2000           1999
                                          ------------ ----------- ------------ ---------- ------------- ---------------
Discount rate                                7.25%       8.00%        7.75%        7.25%       8.00%         7.75%
Expected return on plan assets                9%           9%          9%           9%          9%             9%
Rate of compensation increase                3.5%         3.5%        3.5%         3.5%        3.5%           3.5%
Medical cost trend on covered charges:
      Initial trend rate                      N/A         N/A          N/A          12%         9%             7%
      Ultimate trend rate                     N/A         N/A          N/A          5%          5%             5%


The components of WP&L's qualified pension benefits and other postretirement benefits costs were as follows (in millions):

                                                Qualified Pension Benefits            Other Postretirement Benefits
                                           -------------------------------------    ----------------------------------
                                             2001           2000         1999        2001        2000          1999
                                           ----------    -----------   ---------    --------    --------     ---------
Service cost                                  $2.8          $3.0          $3.8        $1.6        $1.4         $1.6
Interest cost                                  9.2           8.9           8.9         3.6         3.3          2.7
Expected return on plan assets               (13.7)        (12.9)        (12.9)       (1.7)       (1.6)        (1.5)
Amortization of:
   Transition obligation (asset)              (2.1)         (2.1)         (2.1)        1.2         1.2          1.2
   Prior service cost                          0.5           0.4           0.4         --          --           --
   Actuarial loss (gain)                       --            --            0.2        (0.6)       (0.8)        (0.9)
                                           ----------    -----------   ---------    --------    --------     ---------
                                             ($3.3)        ($2.7)        ($1.7)       $4.1        $3.5         $3.1
                                           ==========    ===========   =========    ========    ========     =========

The pension benefit cost shown above (and in the following tables) represents only the pension benefit cost for bargaining unit employees of WP&L covered under the bargaining unit pension plan that is sponsored by WP&L. The benefit obligations and assets associated with WP&L's non-bargaining employees who are participants in other Alliant Energy plans are reported in Alliant Energy's consolidated financial statements and are not reported above. The pension benefit income for WP&L's non-bargaining employees who are now participants in other Alliant Energy plans was $1.5 million, $1.3 million and $1.8 million for 2001, 2000 and 1999, respectively. In addition, Corporate Services provides services to WP&L. The allocated pension benefit costs associated with these services was $1.3 million, $1.3 million and $1.2 million for 2001, 2000 and 1999, respectively. The other postretirement benefit cost shown above for each period (and in the following tables) represents the other postretirement benefit cost for all WP&L employees. The allocated other postretirement benefit cost associated with Corporate Services for WP&L was $0.3 million, $0.3 million and $0.4 million for 2001, 2000 and 1999, respectively.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefit costs. A one percent change in the medical trend rates for 2001, holding all other assumptions constant, would have the following effects (in millions):

                                                           1 Percent Increase       1 Percent Decrease
                                                           -------------------    ----------------------
Effect on total of service and interest cost components           $0.5                   ($0.4)
Effect on postretirement benefit obligation                       $4.2                   ($3.9)


A reconciliation of the funded status of WP&L's plans to the amounts recognized on WP&L's Consolidated Balance Sheets at December 31 was as follows (in millions):

                                                         Qualified Pension Benefits       Other Postretirement Benefits
                                                         ----------------------------     ------------------------------
                                                            2001            2000              2001              2000
                                                         ------------    ------------     -------------      -----------
Change in benefit obligation:
  Net benefit obligation at beginning of year               $115.9          $117.2           $42.3              $42.4
  Service cost                                                 2.8             3.0             1.6                1.4
  Interest cost                                                9.2             8.9             3.6                3.3
  Plan participants' contributions                            --              --               1.6                1.2
  Actuarial loss (gain)                                       18.3            (6.2)           16.6               (1.3)
  Gross benefits paid                                         (7.0)           (7.0)           (5.2)              (4.7)
                                                         ------------    ------------     -------------      -----------
     Net benefit obligation at end of year                   139.2           115.9            60.5               42.3
                                                         ------------    ------------     -------------      -----------

Change in plan assets:
  Fair value of plan assets at beginning of year             156.3           147.6            19.4               17.9
  Actual return on plan assets                               (10.5)           15.7            (0.5)               1.5
  Employer contributions                                      --              --               2.5                3.5
  Plan participants' contributions                            --              --               1.6                1.2
  Gross benefits paid                                         (7.0)           (7.0)           (5.2)              (4.7)
                                                         ------------    ------------     -------------      -----------
     Fair value of plan assets at end of year                138.8           156.3            17.8               19.4
                                                         ------------    ------------     -------------      -----------

Funded status at end of year                                  (0.4)           40.4           (42.7)             (22.9)
Unrecognized net actuarial loss (gain)                        34.3            (8.2)            4.4              (15.0)
Unrecognized prior service cost                                3.9             4.3            (0.2)              (0.2)
Unrecognized net transition obligation (asset)                (1.7)           (3.7)           12.6               13.8
                                                         ------------    ------------     -------------      -----------
     Net amount recognized at end of year                    $36.1           $32.8          ($25.9)            ($24.3)
                                                         ============    ============     =============      ===========

Amounts recognized on the Consolidated
  Balance Sheets consist of:
     Prepaid benefit cost                                    $36.1           $32.8            $1.3               $0.9
     Accrued benefit cost                                     --              --             (27.2)             (25.2)
                                                         ------------    ------------     -------------      -----------
     Net amount recognized at measurement date                36.1            32.8           (25.9)             (24.3)
                                                         ------------    ------------     -------------      -----------

Contributions paid after 9/30 and prior to 12/31              --              --               1.1                0.6
                                                         ------------    ------------     -------------      -----------
     Net amount recognized at 12/31                          $36.1           $32.8          ($24.8)            ($23.7)
                                                         ============    ============     =============      ===========

The benefit obligation and fair value of plan assets for the postretirement welfare plans with benefit obligations in excess of plan assets were $53.8 million and $8.5 million, respectively, as of September 30, 2001 and $37.1 million and $9.5 million, respectively, as of September 30, 2000.

Alliant Energy sponsors several non-qualified pension plans that cover certain current and former key employees. The pension expense allocated to WP&L for these plans was $1.0 million, $1.2 million and $0.8 million in 2001, 2000 and 1999, respectively.

WP&L has various life insurance policies that cover certain key employees and directors. At December 31, 2001 and 2000, the cash surrender value of these investments was $9 million and $8 million, respectively.

A significant number of WP&L employees also participate in defined contribution pension plans (401(k) plans). WP&L's contributions to the plans, which are based on the participants' level of contribution, were $2.1 million, $2.1 million and $2.0 million in 2001, 2000 and 1999, respectively.

(7)   COMMON AND PREFERRED STOCK
(b) Preferred Stock - The carrying value of WP&L's cumulative preferred stock at December 31, 2001 and 2000 was $60 million. The fair market value, based upon the market yield of similar securities and quoted market prices, at December 31, 2001 and 2000 was $49 million and $44 million, respectively.

(8)   DEBT
(a) Short-Term Debt - Information regarding WP&L's short-term debt was as follows (dollars in millions):

                                                    2001              2000              1999
                                                --------------    --------------    --------------
At year end:
   Money pool borrowings                            $90.8             $29.2            $125.7
   Interest rates on money pool borrowings           2.4%              6.6%              5.8%

For the year ended:
   Average amount of short-term debt
      (based on daily outstanding balances)         $23.8             $25.5             $77.1
   Average interest rates on short-term debt         3.7%              6.2%              5.2%


(b) Long-Term Debt - WP&L's debt maturities for 2002 to 2006 are $0, $0, $62.0 million, $88.0 million, and $0, respectively. The carrying value of WP&L's long-term debt (including variable rate demand bonds) at December 31, 2001 and 2000 was $523 million and $569 million, respectively. The fair market value, based upon the market yield of similar securities and quoted market prices, at December 31, 2001 and 2000 was $548 million and $584 million, respectively.

(9) INVESTMENTS AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS Information relating to various investments held by WP&L that are marked-to-market as a result of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," were as follows (in millions):

                                               December 31, 2001              December 31, 2000
                                           ---------------------------    --------------------------
                                            Carrying/     Unrealized       Carrying/     Unrealized
                                              Fair           Gains,          Fair          Gains,
                                              Value       Net of Tax         Value       Net of Tax
                                           ---------------------------    --------------------------
Available-for-sale securities:
  Nuclear decommissioning trust funds:
     Debt securities                           $122           $2              $115          $2
     Equity securities                           94           23                81          26
                                           ---------------------------    --------------------------
        Total                                  $216          $25              $196         $28
                                           ===========================    ==========================


Nuclear Decommissioning Trust Funds - At December 31, 2001, $77 million, $21 million and $24 million of the debt securities mature in 2002-2010, 2011-2020 and 2021-2049, respectively. The fair value of the nuclear decommissioning trust funds was as reported by the trustee, adjusted for the tax effect of unrealized gains and losses. Net unrealized holding gains were recorded as part of accumulated provision for depreciation. The funds realized gains/(losses) from the sales of securities of $2.1 million, $5.2 million and ($10.4) million in 2001, 2000 and 1999, respectively (cost of the investments based on specific identification was $147.4 million, $202.1 million and $94.6 million, respectively, and proceeds from the sales were $149.5 million, $207.3 million and $84.2 million, respectively).

Unconsolidated Equity Investments - Summary financial information from WP&L's unconsolidated equity investments' financial statements is as follows (in millions):

                                                           Ownership Less Than or Equal to 50%
                                                         -----------------------------------------
                                                            2001           2000          1999
                                                         ------------   ------------  ------------
Income statement data (for the year ended):
     Operating revenues                                     $212.3          $5.3          $5.6
     Operating income                                         65.8           1.3           1.3
     Net income                                               55.9           1.6           3.0

Balance sheet data (at December 31):                        2001           2000
                                                         ------------   ------------
     Current assets                                          $63.3         $19.6
     Non-current assets                                      690.9          29.6
     Current liabilities                                      46.1          34.1
     Non-current liabilities                                  10.7           0.7


(11)  COMMITMENTS AND CONTINGENCIES
(a) Construction and Acquisition Program - WP&L currently anticipates 2002 utility construction and acquisition expenditures will be approximately $158 million. During 2003-2006, WP&L currently anticipates to spend approximately $674 million for utility construction and acquisition expenditures.

(b) Purchased-Power, Coal and Natural Gas Contracts - Alliant Energy, through its subsidiaries (Corporate Services, IESU, WP&L and IPC), has entered into purchased-power, coal and natural gas supply, transportation and storage contracts. Certain purchased-power commitments are considered operating leases and are therefore not included here, but are included in
Note 3. Based on the System Coordination and Operating Agreement, Alliant Energy annually allocates purchased-power contracts to the individual utilities. Such process considers factors such as resource mix, load growth and resource availability. Refer to Note 18 for additional information.
Coal contract quantities are directly assigned to specific plants at the individual utilities based on various factors including projected heat input requirements, combustion compatibility and efficiency. However, for 2002-2006, system-wide contracts of $48.1 million (7.2 million tons), $50.0 million (7.6 million tons), $31.4 million (3.9 million tons), $22.8 million (2.7 million tons) and $8.2 million (0.9 million tons), respectively, have not yet been directly assigned to the individual utilities since the specific needs of each utility is not yet known. The natural gas supply commitments are all index-based. Alliant Energy expects to supplement its coal and natural gas supplies with spot market purchases as needed. The table includes commitments for "take or pay" contracts which result in dollar commitments with no associated MWhs, tons or Dths. At December 31, 2001, WP&L's minimum commitments are as follows (dollars and Dths in millions; MWhs and tons in thousands):

                Purchased-power                  Coal                     Natural gas
            ------------------------    -----------------------    --------------------------
             Dollars        MWhs         Dollars       Tons          Dollars         Dths
            ----------    ----------    ----------   ----------    ------------    ----------
2002           $36.4         219            $9.8          716         $25.4             2
2003            17.8         219             5.6           --          21.2             1
2004             6.2         219             5.6           --          12.9            --
2005              --          --              --           --          12.7            --
2006              --          --              --           --          12.3            --


(e) Environmental Liabilities - WP&L had recorded the following environmental liabilities, and regulatory assets associated with certain of these liabilities, at December 31 (in millions):


Environmental liabilities         2001            2000         Regulatory assets       2001            2000
-------------------------      ------------   -------------    -----------------    ------------    ------------
   MGP sites                       $4.4           $4.5            MGP sites             $11.7           $11.7
   NEPA                             3.1            3.6            NEPA                    4.0             4.4
   Other                             --            0.1            Other                   3.0             0.5
                               ------------   -------------                         ------------    ------------
                                   $7.5           $8.2                                  $18.7           $16.6
                               ============   =============                         ============    ============

MGP Sites - Management currently estimates the range of remaining costs to be
---------
incurred for the investigation, remediation and monitoring of all WP&L's sites to be approximately $4 million to $5 million.

(14)  SEGMENTS OF BUSINESS
WP&L is a regulated domestic utility, serving customers in Wisconsin and Illinois, and is broken down into three segments: a) electric operations; b) gas operations; and c) other, which includes the water business and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in "Other." Intersegment revenues were not material to WP&L's operations and there was no single customer whose revenues were 10 percent or more of WP&L's consolidated revenues. Certain financial information relating to WP&L's significant business segments was as follows (in millions):

                                                         Electric        Gas         Other        Total
------------------------------------------------------------------------------------------------------------
2001
----
Operating revenues                                          $753.5      $206.9          $5.0         $965.4
Depreciation and amortization                                111.5        16.4           1.2          129.1
Operating income                                             121.6         2.5           1.3          125.4
Interest expense, net of AFUDC                                                          38.7           38.7
Equity income from unconsolidated investments                                          (15.5)         (15.5)
Miscellaneous, net                                                                     (12.5)         (12.5)
Income tax expense                                                                      41.2           41.2
Net income                                                                              73.5           73.5
Preferred dividends                                                                      3.3            3.3
Earnings available for common stock                                                     70.2           70.2
Total assets                                               1,323.9       224.5         331.5        1,879.9
Investments in equity method subsidiaries                                              117.3          117.3
Construction and acquisition expenditures                    127.9        16.8           2.3          147.0

------------------------------------------------------------------------------------------------------------

2000
----
Operating revenues                                          $692.2      $165.2          $5.0         $862.4
Depreciation and amortization                                122.9        15.9           1.1          139.9
Operating income                                             123.2        12.2           1.7          137.1
Interest expense, net of AFUDC                                                          39.3           39.3
Equity income from unconsolidated investments                                           (0.5)          (0.5)
Miscellaneous, net                                                                     (16.0)         (16.0)
Income tax expense                                                                      42.9           42.9
Net income                                                                              71.4           71.4
Preferred dividends                                                                      3.3            3.3
Earnings available for common stock                                                     68.1           68.1
Total assets                                               1,344.9       226.1         286.0        1,857.0
Investments in equity method subsidiaries                                                4.8            4.8
Construction and acquisition expenditures                    114.2        15.1           2.3          131.6

------------------------------------------------------------------------------------------------------------


                                                         Electric        Gas         Other        Total
------------------------------------------------------------------------------------------------------------
1999
----
Operating revenues                                          $626.6      $120.8          $5.1         $752.5
Depreciation and amortization                                 97.5        14.5           1.0          113.0
Operating income                                             139.3        13.8           1.8          154.9
Interest expense, net of AFUDC                                                          36.5           36.5
Equity income from unconsolidated investments                                           (0.7)          (0.7)
Miscellaneous, net                                                                       2.5            2.5
Income tax expense                                                                      45.8           45.8
Net income                                                                              70.8           70.8
Preferred dividends                                                                      3.3            3.3
Earnings available for common stock                                                     67.5           67.5
Total assets                                               1,310.5       200.3         255.3        1,766.1
Investments in equity method subsidiaries                                                5.2            5.2
Construction and acquisition expenditures                    111.2        18.2           2.5          131.9


(16)  SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     2001 (a)                                    2000
                                      ----------------------------------------  ---------------------------------------
                                       March 31   June 30  Sept. 30   Dec. 31    March 31   June 30   Sept. 30  Dec. 31
                                      ---------- --------- --------- ---------  ---------- --------- -------- ---------
                                                                       (in millions)
  Operating revenues                     $317.2    $204.1    $228.3    $215.8      $218.8    $193.9    $199.6   $250.1
  Operating income                         37.0      23.4      36.2      28.8        40.5      25.1      36.9     34.6
  Net income                               19.3      11.6      19.9      22.8        21.9      11.3      17.6     20.6
  Earnings available for common stock      18.4      10.7      19.0      22.0        21.0      10.5      16.8     19.8


(a) Summation of the individual quarters may not equal annual totals due to rounding.

(18)   RELATED PARTY ISSUES
IESU, WP&L and IPC have entered into a System Coordination and Operating Agreement. The agreement, which has been approved by FERC, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation and transmission systems of the three utility companies. In addition, the agreement allows the interconnected system to be operated as a single entity with off-system capacity sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases are allocated among the three utility companies based on procedures included in the agreement. The sales amounts allocated to WP&L were $32.1 million, $28.6 million and $23.8 million for 2001, 2000 and 1999, respectively. The purchases allocated to WP&L were $209.2 million, $130.7 million and $101.0 million for 2001, 2000 and 1999, respectively. The procedures were approved by both the FERC and all state regulatory bodies having jurisdiction over these sales. Under the agreement, IESU, WP&L and IPC are fully reimbursed for any generation expense incurred to support a sale to an affiliate or to a non-affiliate. Any margins on sales to non-affiliates are distributed to the three utilities in proportion to each utility's share of electric production at the time of the sale.

Pursuant to a service agreement approved by the SEC under PUHCA, WP&L receives various administrative and general services from an affiliate, Corporate Services. These services are billed to WP&L at cost based on payroll and other expenses incurred by Corporate Services for the benefit of WP&L. These costs totaled $107.0 million, $103.4 million and $96.5 million for 2001, 2000 and 1999, respectively, and consisted primarily of employee compensation, benefits and fees associated with various professional services. At December 31, 2001 and 2000, WP&L had an intercompany payable to Corporate Services of $33.5 million and $30.6 million, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

ALLIANT ENERGY
The information required by Item 10 relating to directors and nominees for election of directors at the 2002 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information under the caption "Election of Directors" in Alliant Energy's Proxy Statement for the 2002 Annual Meeting of Shareowners (the 2002 Alliant Energy Proxy Statement), which will be filed with the SEC within 120 days after the end of Alliant Energy's fiscal year. The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2002 Alliant Energy Proxy Statement. Information regarding executive officers of Alliant Energy may be found in Part I of this report under the caption "Executive Officers of the Registrants."

IP&L
IP&L's directors are identical to Alliant Energy. The information required by Item 10 relating to directors and nominees for election of directors at the 2002 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information included under the caption "Election of Directors" in the 2002 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of IP&L's fiscal year. The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2002 Alliant Energy Proxy Statement. Information regarding executive officers of IP&L may be found in Part I of this report under the caption "Executive Officers of the Registrants."

WP&L
The information required by Item 10 relating to directors and nominees for election of directors at the 2002 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information under the caption "Election of Directors" in WP&L's Proxy Statement for the 2002 Annual Meeting of Shareowners (the 2002 WP&L Proxy Statement), which will be filed with the SEC within 120 days after the end of WP&L's fiscal year. The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2002 WP&L Proxy Statement. Information regarding executive officers of WP&L may be found in
Part I of this report under the caption "Executive Officers of the Registrants."

ITEM 11.  EXECUTIVE COMPENSATION

ALLIANT ENERGY
The information required by Item 11 is incorporated herein by reference to the relevant information under the captions "Compensation of Directors," "Compensation of Executive Officers," "Stock Options," "Long-Term Incentive Awards," "Certain Agreements" and "Retirement and Employee Benefit Plans" in the 2002 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy's fiscal year.

IP&L
The directors as well as the CEO and the four other most highly compensated executive officers for IP&L are the same as for WP&L. Therefore, the information required by Item 11 is incorporated herein by reference to the relevant information under the captions "Compensation of Directors," "Compensation of Executive Officers," "Stock Options," "Long-Term Incentive Awards," "Certain Agreements" and "Retirement and Employee Benefit Plans" in the 2002 WP&L Proxy Statement, which will be filed with the SEC within 120 days after the end of IP&L's fiscal year.

WP&L
The information required by Item 11 is incorporated herein by reference to the relevant information under the captions "Compensation of Directors," "Compensation of Executive Officers," "Stock Options," "Long-Term Incentive Awards," "Certain Agreements" and "Retirement and Employee Benefit Plans" in the 2002 WP&L Proxy Statement, which will be filed with the SEC within 120 days after the end of WP&L's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ALLIANT ENERGY
The information required by Item 12 is incorporated herein by reference to the relevant information under the caption "Ownership of Voting Securities" in the 2002 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy's fiscal year.

IP&L
To IESU's knowledge, no shareowner beneficially owned five percent or more of IESU's Cumulative Preferred Stock as of December 31, 2001. None of the directors or executive officers of IESU own any shares of IESU's Cumulative Preferred Stock.

WP&L
The information required by Item 12 is incorporated herein by reference to the relevant information under the caption "Ownership of Voting Securities" in the 2002 WP&L Proxy Statement, which will be filed with the SEC within 120 days after the end of WP&L's fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Consolidated Financial Statements
        ---------------------------------
   Refer to "Index to Financial Statements" in Item 8 Financial Statements and Supplementary Data.

(a) (2) Financial Statement Schedules
        -----------------------------
   Schedule II.  Valuation and Qualifying Accounts and Reserves

   NOTE: All other schedules are omitted because they are not applicable or not required, or because that required information is shown either in the consolidated financial statements or in the notes thereto.

(a) (3) Exhibits Required by Securities and Exchange Commission Regulation S-K
        ----------------------------------------------------------------------
   The following Exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are incorporated herein by reference.

   2.1* Agreement and Plan of Merger, dated as of November 10, 1995, by and among WPLH, IES, IPC and AMW Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to Alliant Energy's Form 8-K, dated November 10, 1995)

   2.2* Amendment No. 1 to Agreement and Plan of Merger and Stock Option Agreements, dated May 22, 1996, by and among WPLH, IES, IPC, a Delaware corporation, AMW Acquisition, Inc., WPLH Acquisition Co. and IPC, a Wisconsin corporation (incorporated by reference to Exhibit 2.1 to Alliant Energy's Form 8-K, dated May 22, 1996)

   2.3* Amendment No. 2 to Agreement and Plan of Merger, dated August 16, 1996, by and among WPLH, IES, IPC, a Delaware corporation, WPLH Acquisition Co. and IPC, a Wisconsin corporation (incorporated by reference to Exhibit 2.1 to Alliant Energy's Form 8-K, dated August 15, 1996)

   2.4* Agreement and Plan of Merger, dated as of March 15, 2000, as amended on November 29, 2000, between IP&L (formerly IESU) and IPC (incorporated by reference to Appendix A to the joint proxy statement/prospectus of IP&L, dated February 13, 2001 (Registration No. 333-53846))

   3.1* Restated Articles of Incorporation of Alliant Energy, as amended (incorporated by reference to Exhibit 3.2 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1999)

   3.2* Bylaws of Alliant Energy, as amended, effective as of January 30, 2001 (incorporated by reference to Exhibit 3.2 to Alliant Energy's Form 10-K for the year 2000)

   3.3* Restated Articles of Incorporation of WP&L, as amended (incorporated by reference to Exhibit 3.1 to WP&L's Form 10-Q for the quarter ended June 30, 1994)

   3.4* Bylaws of WP&L, as amended, effective as of January 30, 2001 (incorporated by reference to Exhibit 3.4 to WP&L's Form 10-K for the year 2000)

   3.5* Amended and Restated Articles of Incorporation of IP&L (incorporated by reference to Exhibit 3.4 to IP&L's Form 8-K, dated January 1,
          2002)

   3.6* Bylaws of IP&L, as amended, effective as of January 30, 2001 (incorporated by reference to Exhibit 3.6 to IP&L's Form 10-K for the year 2000)

   4.1* Indenture of Mortgage or Deed of Trust dated August 1, 1941, between WP&L and First Wisconsin Trust Company (n/k/a U.S. Bank National Association) and George B. Luhman (Robert T. Jones, successor), as Trustees, filed as Exhibit 7(a) in File No. 2-6409, and the indentures supplemental thereto dated, respectively, January 1, 1948, September 1, 1948, June 1, 1950, April 1, 1951, April 1, 1952,
          September 1, 1953, October 1, 1954, March 1, 1959, May 1, 1962,
          August 1, 1968, June 1, 1969, October 1, 1970, July 1, 1971,
          April 1, 1974, December 1, 1975, May 1, 1976, May 15, 1978,
          August 1, 1980, January 15, 1981, August 1, 1984, January 15, 1986,
          June 1, 1986, August 1, 1988, December 1, 1990, September 1, 1991,
          October 1, 1991, March 1, 1992, May 1, 1992, June 1, 1992 and July
          1, 1992 (Second Amended Exhibit 7(b) in File No. 2-7361; Amended
          Exhibit 7(c) in File No. 2-7628; Amended Exhibit 7.02 in File
          No. 2-8462; Amended Exhibit 7.02 in File No. 2-8882; Second Amendment Exhibit 4.03 in File No. 2-9526; Amended Exhibit 4.03 in File No. 2-10406; Amended Exhibit 2.02 in File No. 2-11130; Amended
          Exhibit 2.02 in File No. 2-14816; Amended Exhibit 2.02 in File
          No. 2-20372; Amended Exhibit 2.02 in File No. 2-29738; Amended
          Exhibit 2.02 in File No. 2-32947; Amended Exhibit 2.02 in File
          No. 2-38304; Amended Exhibit 2.02 in File No. 2-40802; Amended

          Exhibit 2.02 in File No. 2-50308; Exhibit 2.01(a) in File
          No. 2-57775; Amended Exhibit 2.02 in File No. 2-56036; Amended
          Exhibit 2.02 in File No. 2-61439; Exhibit 4.02 in File No. 2-70534; Amended Exhibit 4.03 in File No. 2-70534; Exhibit 4.02 in File
          No. 33-2579; Amended Exhibit 4.03 in File No. 33-2579; Amended
          Exhibit 4.02 in File No. 33-4961; Exhibit 4.24 in File No. 33-45726,
          Exhibit 4.25 in File No. 33-45726, Exhibit 4.26 in File
          No. 33-45726, Exhibit 4.27 in File No.33-45726, Exhibit 4.1 to
          WP&L's Form 8-K dated March 9, 1992, Exhibit 4.1 to WP&L's Form 8-K dated May 12, 1992, Exhibit 4.1 to WP&L's Form 8-K dated June 29, 1992 and Exhibit 4.1 to WP&L's Form 8-K dated July 20, 1992)

   4.2* Rights Agreement, dated January 20, 1999, between Alliant Energy and Firstar Bank Milwaukee, N.A. (n/k/a U.S. Bank National Association) (incorporated by reference to Exhibit 4.1 to Alliant Energy's Registration Statement on Form 8-A, dated January 20, 1999)

   4.3* Indenture, dated as of June 20, 1997, between WP&L and Firstar Trust Company (n/k/a U.S. Bank National Association), as Trustee, relating to debt securities (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WP&L's Registration Statement on Form S-3 (Registration No. 33-60917))

   4.4* Officers' Certificate, dated as of June 25, 1997, creating WP&L's 7% debentures due June 15, 2007 (incorporated by reference to Exhibit 4 to WP&L's Form 8-K, dated June 25, 1997)

   4.5* Officers' Certificate, dated as of October 27, 1998, creating WP&L's 5.7% debentures due October 15, 2008 (incorporated by reference to Exhibit 4 to WP&L's Form 8-K, dated October 27, 1998)

   4.6* Officers' Certificate, dated as of March 1, 2000, creating WP&L's 7-5/8% debentures due March 1, 2010 (incorporated by reference to Exhibit 4 to WP&L's Form 8-K, dated March 1, 2000)

   4.7* Indenture of Mortgage and Deed of Trust, dated as of September 1, 1993, between IP&L (formerly Iowa Electric Light and Power Company (IE)) and The First National Bank of Chicago (Bank One Trust Company, National Association, successor), as Trustee (Mortgage) (incorporated by reference to Exhibit 4(c) to IP&L's Form 10-Q for the quarter ended September 30, 1993), and the indentures supplemental thereto dated, respectively, October 1, 1993, November 1, 1993, March 1, 1995, September 1, 1996 and April 1, 1997 (Exhibit 4(d) in IP&L's Form 10-Q dated November 12, 1993, Exhibit 4(e) in IP&L's Form 10-Q dated November 12, 1993, Exhibit 4(b) in IP&L's Form 10-Q dated May 12, 1995, Exhibit 4(c)(i) in IP&L's Form 8-K dated September 19, 1996 and Exhibit 4(a) in IP&L's Form 10-Q dated May 14, 1997)

   4.8* Indenture of Mortgage and Deed of Trust, dated as of August 1, 1940, between IP&L (formerly IE) and The First National Bank of Chicago (Bank One Trust Company, National Association, successor), Trustee (1940 Indenture) (incorporated by reference to Exhibit 2(a) to IP&L's Registration Statement, File No. 2-25347), and the indentures supplemental thereto dated, respectively, March 1, 1941, July 15, 1942, August 2, 1943, August 10, 1944, November 10, 1944, August 8,
          1945, July 1, 1946, July 1, 1947, December 15, 1948, November 1,
          1949, November 10, 1950, October 1, 1951, March 1, 1952, November 5,
          1952, February 1, 1953, May 1, 1953, November 3, 1953, November 8,
          1954, January 1, 1955, November 1, 1955, November 9, 1956, November 6, 1957, November 4, 1958, November 3, 1959, November 1, 1960,
          January 1, 1961, November 7, 1961, November 6, 1962, November 5, 1963, November 4, 1964, November 2, 1965, September 1, 1966,
          November 30, 1966, November 7, 1967, November 5, 1968, November 1, 1969, December 1, 1970, November 2, 1971, May 1, 1972, November 7,
          1972, November 7, 1973, September 10, 1974, November 5, 1975, July 1, 1976, November 1, 1976, December 1, 1977, November 1, 1978,
          December 1, 1979, November 1, 1981, December 1, 1980, December 1, 1982, December 1, 1983, December 1, 1984, March 1, 1985, March 1,
          1988, October 1, 1988, May 1, 1991, March 1, 1992, October 1, 1993,
          November 1, 1993, March 1, 1995, September 1, 1996 and April 1, 1997 (Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347,
          Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347,
          Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347,
          Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347,

          Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347,
          Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347,
          Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347,
          Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347,
          Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347,
          Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347,
          Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347,
          Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347,
          Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347,
          Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347,
          Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347,
          Exhibit 2(a) in File No. 2-25347, Exhibit 4.10 in IP&L's Form 10-K for the year 1966, Exhibit 4.10 in IP&L's Form 10-K for the year 1966, Exhibit 4.10 in IP&L's Form 10-K for the year 1967, Exhibit
          4.10 in IP&L's Form 10-K for the year 1968, Exhibit 4.10 in IP&L's Form 10-K for the year 1969, Exhibit 1 in IP&L's Form 8-K dated December 1970, Exhibit 2(g) in File No. 2-43131, Exhibit 1 in IP&L's Form 8-K dated May 1972, Exhibit 2(i) in File No. 2-56078, Exhibit 2(j) in File No. 2-56078, Exhibit 2(k) in File No. 2-56078, Exhibit 2(l) in File No. 2-56078, Exhibit 1 in IP&L's Form 8-K dated July 1976, Exhibit 1 in IP&L's Form 8-K dated December 1976, Exhibit 2(o) in File No. 2-60040, Exhibit 1 in IP&L's Form 10-Q dated June 30, 1979, Exhibit 2(q) in Form S-16 in File No. 2-65996, Exhibit 2 in IP&L's Form 10-Q dated March 31, 1982, Exhibit 4(s) in IP&L's Form 10-K for the year 1981, Exhibit 4(t) in IP&L's Form 10-K for the year 1982, Exhibit 4(u) in IP&L's Form 10-K for the year 1983,
          Exhibit 4(v) in IP&L's Form 10-K for the year 1984, Exhibit 4(w) in IP&L's Form 10-K for the year 1984, Exhibit 4(b) in IP&L's Form 10-Q dated May 12, 1988, Exhibit 4(c) in IP&L's Form 10-Q dated November 10, 1988, Exhibit 4(d) in IP&L's Form 10-Q dated August 13, 1991,
          Exhibit 4(c) in IP&L's Form 10-K for the year 1991, Exhibit 4(a) in IP&L's Form 10-Q dated November 12, 1993, Exhibit 4(b) in IP&L's Form 10-Q dated November 12, 1993, Exhibit 4(a) in IP&L's Form 10-Q dated May 12, 1995, Exhibit 4(f) in IP&L's Form 8-K dated September 19, 1996 and Exhibit 4(b) in IP&L's Form 10-Q dated May 14, 1997)

   4.9* Indenture or Deed of Trust dated as of February 1, 1923, between IP&L (formerly IESU (successor to Iowa Southern Utilities Company
          (IS) as result of merger of IS and IE)) and The Northern Trust Company (Bank One Trust Company, National Association, successor) and Harold H. Rockwell (Lawrence Dillard, successor), as Trustees (1923 Indenture) (incorporated by reference to Exhibit B-1 to File No. 2-1719), and the indentures supplemental thereto dated, respectively, May 1, 1940, May 2, 1940, October 1, 1945, October 2, 1945, January 1, 1948, September 1, 1950, February 1, 1953, October 2, 1953, August 1, 1957, September 1, 1962, June 1, 1967, February
          1, 1973, February 1, 1975, July 1, 1975, September 2, 1975, March
          10, 1976, February 1, 1977, January 1, 1978, March 1, 1979, March 1,
          1980, May 31, 1986, July 1, 1991, September 1, 1992 and December 1,
          1994 (Exhibit B-1-k in File No. 2-4921, Exhibit B-1-l in File No. 2-4921, Exhibit 7(m) in File No. 2-8053, Exhibit 7(n) in File No. 2-8053, Exhibit 7(o) in File No. 2-8053, Exhibit 4(e) in File No. 33-3995, Exhibit 4(b) in File No. 2-10543, Exhibit 4(q) in File No. 2-10543, Exhibit 2(b) in File No. 2-13496, Exhibit 2(b) in File No. 2-20667, Exhibit 2(b) in File No. 2-26478, Exhibit 2(b) in File No. 2-46530, Exhibit 2(aa) in File No. 2-53860, Exhibit 2(bb) in File No. 2-54285, Exhibit 2(bb) in File No. 2-57510, Exhibit 2(cc) in File No. 2-57510, Exhibit 2(ee) in File No. 2-60276, Exhibit 2 in File No. 0-849, Exhibit 2 in File No. 0-849, Exhibit 2 in File No. 0-849, Exhibit 4(g) in File No. 33-3995, Exhibit 4(h) in File No. 0-849, Exhibit 4(m) in File No. 0-849 and Exhibit 4(f) in File No. 0-4117-1)

   4.10* Indenture (For Unsecured Subordinated Debt Securities), dated as of December 1, 1995, between IP&L (formerly IESU) and The First National Bank of Chicago (Bank One Trust Company, National Association, successor), as Trustee (Subordinated Indenture) (incorporated by reference to Exhibit 4(i) to IP&L's Amendment No. 1 to Registration Statement, File No. 33-62259)

   4.11* Indenture (For Senior Unsecured Debt Securities), dated as of August 1, 1997, between IP&L (formerly IESU) and The First National Bank of Chicago (Bank One Trust Company, National Association, successor), as Trustee (incorporated by reference to Exhibit 4(j) to IP&L's Registration Statement, File No. 333-32097)

   4.12*  Officer's Certificate, dated as of August 4, 1997, creating
          IP&L's (formerly IESU) 6-5/8% Senior Debentures, Series A, due 2009 (incorporated by reference to Exhibit 4.12 to IP&L's Form 10-K for the year 2000)

   4.13* Officers' Certificate, dated as of March 6, 2001, creating IP&L's (formerly IESU) 6-3/4% Series B Senior Debentures due 2011 (incorporated by reference to Exhibit 4 to IP&L's Form 8-K, dated March 6, 2001)

   4.14*  The Original through the Nineteenth Supplemental Indentures of
          IP&L (successor to IPC) to JPMorgan Chase Bank (formerly The Chase Manhattan Bank) and Carl E. Buckley and C. J. Heinzelmann, as Trustees (James P. Freeman, successor, as Trustee), dated January 1, 1948 securing First Mortgage Bonds (incorporated by reference to Exhibits 4(b) through 4(t) to IPC's Registration Statement No. 33-59352 dated March 11, 1993)

   4.15* Twentieth Supplemental Indenture of IP&L (successor to IPC) to JPMorgan Chase Bank (formerly The Chase Manhattan Bank) and C. J. Heinzelmann (James P. Freeman, successor), as Trustees, dated May 15, 1993 (incorporated by reference to Exhibit 4(u) to IPC's Registration Statement No. 33-59352 dated March 11, 1993)

   4.16* Twenty-First Supplemental Indenture of IP&L (successor to IPC) to JPMorgan Chase Bank (formerly The Chase Manhattan Bank) and James P. Freeman, as Trustees, dated December 31, 2001 (incorporated by reference to Exhibit 4.3 to IP&L's Form 8-K, dated January 1, 2002)

   4.17* Indenture, relating to Resources' debt securities, dated as of November 4, 1999, among Resources, Alliant Energy, as Guarantor, and Firstar Bank, N.A. (n/k/a U.S. Bank National Association), as Trustee, (incorporated by reference to Exhibit 4.1 to Resources' and Alliant Energy's Registration Statement on Form S-4 (Registration No. 333-92859)), and the indentures supplemental thereto dated, respectively, November 4, 1999, February 1, 2000 and November 15, 2001 (Exhibit 4.2 in Registration No. 333-92859, Exhibit 99.4 in Alliant Energy's Form 8-K dated February 1, 2000 and Exhibit 4.4 in Resources' and Alliant Energy's Registration Statement on Form S-4 (Registration No. 333-75020))

   10.1* Service Agreement by and among WP&L, South Beloit, IP&L (formerly IESU and successor to IPC), and Corporate Services (incorporated by reference to Exhibit 10.1 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1998)

   10.2*  Service Agreement by and among Resources, IPC Development
          Company, Inc. and Corporate Services (incorporated by reference to
          Exhibit 10.2 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1998)

   10.3* System Coordination and Operating Agreement dated April 11, 1997, among IP&L (formerly IESU and successor to IPC), WP&L and Corporate Services (incorporated by reference to Exhibit 10.3 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1998)

   10.4* Joint Power Supply Agreement among WPSC, WP&L, and MG&E, dated February 2, 1967 (incorporated by reference to Exhibit 4.09 of WPSC in File No. 2-27308)

   10.4a* Amendment No. 1 to Joint Power Supply Agreement dated February 2,
          1967 among WPSC, WP&L, and MG&E (incorporated by reference to
          Exhibit 10.1 to WP&L's Form 10-Q for the quarter ended September 30,
          2001)

   10.5*  Joint Power Supply Agreement among WPSC, WP&L, and MG&E, dated
          July 26, 1973 (incorporated by reference to Exhibit 5.04A of WPSC in File No. 2-48781)

   10.6* Basic Generating Agreement, Unit 4, Edgewater Generating Station, dated June 5, 1967, between WP&L and WPSC (incorporated by reference to Exhibit 4.10 of WPSC in File No. 2-27308)

   10.7*    Agreement for Construction and Operation of Edgewater 5
            Generating Unit, dated February 24, 1983, between WP&L, WEPCO and WPSC (incorporated by reference to Exhibit 10C-1 to WPSC's Form 10-K for the year 1983 (File No. 1-3016))

   10.7a* Amendment No. 1 to Agreement for Construction and Operation of Edgewater 5 Generating Unit, dated December 1, 1988 (incorporated by reference to Exhibit 10C-2 to WPSC's Form 10-K for the year 1988 (File No. 1-3016))

   10.8* Revised Agreement for Construction and Operation of Columbia Generating Plant among WPSC, WP&L, and MG&E, dated July 26, 1973 (incorporated by reference to Exhibit 5.07 of WPSC in File No. 2-48781)

   10.9* Operating and Transmission Agreement between CIPCO and IP&L (formerly IESU) (incorporated by reference to Exhibit 10(q) to IP&L's Form 10-K for the year 1990)

   10.10* DAEC Ownership Participation Agreement dated June 1, 1970 between CIPCO, Corn Belt Power Cooperative and IP&L (formerly IESU) (incorporated by reference to Exhibit 5(kk) to IP&L's Registration Statement, File No. 2-38674)

   10.11* DAEC Operating Agreement dated June 1, 1970 between CIPCO, Corn Belt Power Cooperative and IP&L (formerly IESU) (incorporated by reference to Exhibit 5(ll) to IP&L's Registration Statement, File No. 2-38674)

   10.12* DAEC Agreement for Transmission, Transformation, Switching, and Related Facilities dated June 1, 1970 between CIPCO, Corn Belt Power Cooperative and IP&L (formerly IESU) (incorporated by reference to Exhibit 5(mm) to IP&L's Registration Statement, File No. 2-38674)

   10.13* Basic Generating Agreement dated April 16, 1975 between Iowa Public Service Company, Iowa Power and Light Company, Iowa-Illinois Gas and Electric Company and IP&L (formerly IESU) for the joint ownership of Ottumwa Generating Station-Unit 1 (OGS-1) (incorporated by reference to Exhibit 1 to IP&L's Form 10-K for the year 1977)

   10.13a* Addendum Agreement to the Basic Generating Agreement for OGS-1 dated December 7, 1977 between Iowa Public Service Company, Iowa-Illinois Gas and Electric Company, Iowa Power and Light Company and IP&L (formerly IESU) for the purchase of 15% ownership in OGS-1 (incorporated by reference to Exhibit 3 to IP&L's Form 10-K for the year 1977)

   10.14* Second Amended and Restated Credit Agreement dated as of September 17, 1987 between Arnold Fuel, Inc. and the First National Bank of Chicago (Bank One Trust Company, National Association, successor) and the Amended and Restated Consent and Agreement dated as of September 17, 1987 by IP&L (formerly IESU) (incorporated by reference to Exhibit 10(j) to IP&L's Form 10-K for the year 1987)

   10.15* Asset Contribution Agreement between ATC and WEPCO, WP&L, WPSC, MG&E, Edison Sault Electric Company and South Beloit, dated as of December 15, 2000 (incorporated by reference to Exhibit 10.15 to Alliant Energy's Form 10-K for the year 2000)

   10.15a*  Addenda to the Asset Contribution Agreement between ATC and
            WEPCO, WP&L, WPSC, MG&E, Edison Sault Electric Company and South Beloit, dated as of December 15, 2000 (incorporated by reference to Exhibit 10.15a to Alliant Energy's Form 10-K for the year 2000)

   10.16* Operating Agreement of ATC, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.16 to Alliant Energy's Form 10-K for the year 2000)

   10.17#* Alliant Energy LTEIP, as amended (incorporated by reference to Exhibit 10.1 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1999)

   10.18#* Alliant Energy 1998 Officer Incentive Compensation Plan (incorporated by reference to Exhibit 10.16 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1998)

   10.19#* Restricted Stock Agreement pursuant to the Alliant Energy LTEIP (incorporated by reference to Exhibit 10.1 to Alliant Energy's Form 10-Q for the quarter ended March 31, 1999)

   10.20#* Alliant Energy Key Employee Deferred Compensation Plan (incorporated by reference to Exhibit 4.2 to Alliant Energy's Registration Statement on Form S-8 dated December 1, 2000)

   10.21#* Key Employee Deferred Compensation Plan (incorporated by reference to Exhibit 10(n) to IES's Form 10-K for the year 1987)

   10.21a#* Amendments to Key Employee Deferred Compensation Agreement for
            Key Employees (incorporated by reference to Exhibit 10(v) to IES's Form 10-Q for the quarter ended March 31, 1990)

   10.22# Alliant Energy Deferred Compensation Plan for Directors, as amended and restated effective January 1, 2000, amended November 14, 2001

   10.23#* IP&L (successor to IPC) Irrevocable Trust Agreement dated April 30, 1990 (incorporated by reference to Exhibit 99.f to IPC's Form 10-K for the year 1993)

   10.24#* IP&L (successor to IPC) Irrevocable Trust Agreement dated December 1997 (incorporated by reference to Exhibit 99.7 to IPC's Form 10-K for the year 1997)

   10.25#* Alliant Energy Grantor Trust for Deferred Compensation Agreements (Key Employees) (incorporated by reference to Exhibit 4.4 to Alliant Energy's Registration Statement on Form S-8 (Registration No. 33-51126))

   10.26#* Alliant Energy Grantor Trust for Deferred Compensation Agreements (Directors) (incorporated by reference to Exhibit 4.3 to Alliant Energy's Registration Statement on Form S-8 (Registration No. 33-51126))

   10.27#* Form of Supplemental Retirement Agreement (incorporated by reference to Exhibit 10.15 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1998)

   10.28#*  Supplemental Retirement Plan (incorporated by reference to
            Exhibit 10(l) to IES's Form 10-K for the year 1987)

   10.29#*  Alliant Energy Excess Plan (incorporated by reference to Exhibit
            10.33 to Alliant Energy's Form 10-K for the year 2000)

   10.30#* Supplemental Retirement Agreement by and between Alliant Energy and E.B. Davis, Jr., W.D. Harvey, J.E. Hoffman, E.G. Protsch, B.J. Swan, P.J. Wegner and T.M. Walker (incorporated by reference to
            Exhibit 10.1 to Alliant Energy's Form 10-Q for the quarter ended March 31, 2000)

   10.31#* Key Executive Employment and Severance Agreement, dated March 29, 1999, by and between Alliant Energy and Erroll B. Davis, Jr. (incorporated by reference to Exhibit 10.2 to Alliant Energy's Form 10-Q for the quarter ended March 31, 1999)

   10.32#* Key Executive Employment and Severance Agreement, dated March 29, 1999, by and between Alliant Energy and each of J.E. Hoffman, W.D. Harvey, E.G. Protsch, P.J. Wegner, T.M. Walker and B.J. Swan (incorporated by reference to Exhibit 10.3 to Alliant Energy's Form 10-Q for the quarter ended March 31, 1999)

   10.33#* Key Executive Employment and Severance Agreement, dated March 29, 1999, by and between Alliant Energy and each of T.L. Aller, E.M. Gleason, D.K. Langer, D.L. Mineck, and K.K. Zuhlke (incorporated by reference to Exhibit 10.4 to Alliant Energy's Form 10-Q for the quarter ended March 31, 1999)

   10.34#* Employment Agreement by and between Alliant Energy and Erroll B. Davis, Jr., amended and restated as of March 29, 1999 (incorporated by reference to Exhibit 10.5 to Alliant Energy's Form 10-Q for the quarter ended March 31, 1999)

   10.35#* Executive Tenure Compensation Plan as revised November 1992 (incorporated by reference to Exhibit 10A to Alliant Energy's Form 10-K for the year 1992)

   10.35a#* Amendment to Executive Tenure Compensation Plan adopted February
            23, 1998 (incorporated by reference to Exhibit 10.19a to Alliant Energy's Form 10-Q for the quarter ended June 30, 1998)

   21       Subsidiaries of Alliant Energy

   23.1     Consent of Independent Public Accountants for Alliant Energy

   23.2     Consent of Independent Petroleum Engineers

   99.1     Alliant Energy Letter to the SEC Regarding Independent Public
            Accountants

   99.2     IP&L Letter to the SEC Regarding Independent Public Accountants

   99.3     WP&L Letter to the SEC Regarding Independent Public Accountants

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrants agree to furnish to the SEC, upon request, any instrument defining the rights of holders of unregistered long-term debt not filed as an exhibit to this Form 10-K. No such instrument authorizes securities in excess of 10% of the total assets of Alliant Energy, WP&L or IP&L, as the case may be.

Documents incorporated by reference to filings made by Alliant Energy under the Securities Exchange Act of 1934, as amended, are under File No. 1-9894. Documents incorporated by reference to filings made by WP&L under the Securities Exchange Act of 1934, as amended, are under File No. 0-337. Documents incorporated by reference to filings made by IES under the Securities Exchange Act of 1934, as amended, are under File No. 1-9187. Documents incorporated by reference to filings made by IP&L (formerly IESU) under the Securities Exchange Act of 1934, as amended, are under File No. 0-4117-1. Documents incorporated by reference to filings made by IPC under the Securities Exchange Act of 1934, as amended, are under File No. 1-3632.

# - A management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K
     -------------------

Alliant Energy

Alliant Energy filed a Current Report on Form 8-K, dated October 19, 2001, reporting (under Item 5) that it issued a press release announcing its earnings for the third quarter ended September 30, 2001.

Alliant Energy filed a Current Report on Form 8-K, dated November 8, 2001, reporting (under Item 5) that it agreed to sell 8,500,000 shares of its common stock at $28.00 per share in a public offering and grant the underwriters an option to purchase up to 1,275,000 additional shares of common stock at the same price per share to cover any over-allotments.

Alliant Energy filed a Current Report on Form 8-K, dated November 15, 2001, reporting (under Item 5) that it issued a press release announcing that Resources completed a private placement of $300 million in senior notes in accordance with Rule 144A under the Securities Act of 1933.

IESU  - None.

WP&L - None.

            SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                         Additions
                                                             -----------------------------------
                                                Balance,       Charged to     Charged to Other                    Balance,
      Description                               January 1        Expense        Accounts (1)    Deductions (2)   December 31
-------------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
Valuation and Qualifying Accounts Which are Deducted in the Balance Sheet From the Assets to Which They Apply:
     Accumulated Provision for Uncollectible Accounts:
     -------------------------------------------------
        Alliant Energy
        --------------
           Year ended December 31, 2001           $4,730           $9,783          $2,368             $7,578         $9,303
           Year ended December 31, 2000            3,360            3,779           1,616              4,025          4,730
           Year ended December 31, 1999            3,128            2,909              --              2,677          3,360
        IESU
        ----
           Year ended December 31, 2001             $960           $6,046             $--             $5,399         $1,607
           Year ended December 31, 2000            1,641            1,730              --              2,411            960
           Year ended December 31, 1999            1,415            2,268              --              2,042          1,641
        WP&L
        ----
           Year ended December 31, 2001               $8              $37          $1,498                $--         $1,543
           Year ended December 31, 2000                6                2              --                 --              8
           Year ended December 31, 1999                8               --              --                  2              6
     Note:  The above provisions relate to various customer, notes and other receivable balances included in various line items on the respective Consolidated Balance Sheets.

Other Reserves:
    Accumulated Provision for Injuries & Damages, Workers' Compensation, Litigation and Other Miscellaneous Reserves:
    -----------------------------------------------------------------------------------------------------------------
        Alliant Energy
        --------------
           Year ended December 31, 2001          $12,489           $3,047             $--             $7,940         $7,596
           Year ended December 31, 2000            7,995            8,505              --              4,011         12,489
           Year ended December 31, 1999            7,458            5,479              --              4,942          7,995
        IESU
        ----
           Year ended December 31, 2001           $3,731           $1,547             $--             $1,499         $3,779
           Year ended December 31, 2000            2,618            2,234              --              1,121          3,731
           Year ended December 31, 1999            3,129            2,036              --              2,547          2,618
        WP&L
        ----
           Year ended December 31, 2001           $2,689           $1,266             $--             $1,381         $2,574
           Year ended December 31, 2000            2,994            1,282              --              1,587          2,689
           Year ended December 31, 1999            2,799            1,937              --              1,742          2,994

    Reserve for Merger-Related Employee Separation Charges:
    -------------------------------------------------------
        Alliant Energy
        --------------
           Year ended December 31, 2001              $--              $--             $--                $--            $--
           Year ended December 31, 2000              968               --              --                968             --
           Year ended December 31, 1999            5,712               --              --              4,744            968
        IESU
        ----
           Year ended December 31, 2001              $--              $--             $--                $--            $--
           Year ended December 31, 2000              678               --              --                678             --
           Year ended December 31, 1999            1,893               --              --              1,215            678
        WP&L
        ----
           Year ended December 31, 2001              $--              $--             $--                $--            $--
           Year ended December 31, 2000               --               --              --                 --             --
           Year ended December 31, 1999              766               --              --                766             --


(1) Accumulated provision for uncollectible accounts: In 2001, WP&L established a provision of $1.5 million (charged to Regulatory Assets) and Resources acquired SmartEnergy, Inc. and assumed a provision of $0.9 million. In 2000, Alliant Energy acquired EUA Cogenex Corporation and assumed a provision of $1.6 million.
(2) Deductions are of the nature for which the reserves were created. In the case of the accumulated provision for uncollectible accounts, deductions from this reserve are reduced by recoveries of amounts previously written off.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March 2002.

                       ALLIANT ENERGY CORPORATION

                         By: /s/ Erroll B. Davis, Jr.
                             ------------------------
                                 Erroll B. Davis, Jr.
                                 Chairman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March 2002.

/s/ Erroll B. Davis, Jr.         Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)
-----------------------------
    Erroll B. Davis, Jr.

/s/ Thomas M. Walker             Executive Vice President and Chief Financial Officer (Principal Financial Officer)
-----------------------------
    Thomas M. Walker

/s/ John E. Kratchmer            Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
-----------------------------
    John E. Kratchmer



/s/ Alan B. Arends               Director                         /s/ David A. Perdue                 Director
-----------------------------                                     --------------------------------
    Alan B. Arends                                                    David A. Perdue


/s/ Jack B. Evans                Director                         /s/ Judith D. Pyle                  Director
-----------------------------                                     --------------------------------
    Jack B. Evans                                                     Judith D. Pyle


/s/ Joyce L. Hanes               Director                         /s/ Robert W. Schlutz               Director
-----------------------------                                     --------------------------------
    Joyce L. Hanes                                                    Robert W. Schlutz


/s/ Lee Liu                      Director                         /s/ Wayne H. Stoppelmoor            Director
-----------------------------                                     --------------------------------
    Lee Liu                                                           Wayne H. Stoppelmoor


/s/ Katharine C. Lyall           Director                         /s/ Anthony R. Weiler               Director
-----------------------------                                     --------------------------------
    Katharine C. Lyall                                                Anthony R. Weiler


/s/ Singleton B. McAllister      Director
-----------------------------
    Singleton B. McAllister


                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March 2002.

                      INTERSTATE POWER AND LIGHT COMPANY

                             By: /s/ Erroll B. Davis, Jr.
                                 ------------------------
                                 Erroll B. Davis, Jr.
                                 Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March 2002.

/s/ Erroll B. Davis, Jr.         Chairman, Chief Executive Officer and Director (Principal Executive Officer)
-----------------------------
    Erroll B. Davis, Jr.

/s/ Thomas M. Walker             Executive Vice President and Chief Financial Officer (Principal Financial Officer)
-----------------------------
    Thomas M. Walker

/s/ John E. Kratchmer            Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
-----------------------------
    John E. Kratchmer



/s/ Alan B. Arends               Director                         /s/ David A. Perdue                 Director
-----------------------------                                     --------------------------------
    Alan B. Arends                                                    David A. Perdue


/s/ Jack B. Evans                Director                         /s/ Judith D. Pyle                  Director
-----------------------------                                     --------------------------------
    Jack B. Evans                                                     Judith D. Pyle


/s/ Joyce L. Hanes               Director                         /s/ Robert W. Schlutz               Director
-----------------------------                                     --------------------------------
    Joyce L. Hanes                                                    Robert W. Schlutz


/s/ Lee Liu                      Director                         /s/ Wayne H. Stoppelmoor            Director
-----------------------------                                     --------------------------------
    Lee Liu                                                           Wayne H. Stoppelmoor


/s/ Katharine C. Lyall           Director                         /s/ Anthony R. Weiler               Director
-----------------------------                                     --------------------------------
    Katharine C. Lyall                                                Anthony R. Weiler


/s/ Singleton B. McAllister      Director
-----------------------------
    Singleton B. McAllister


                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March 2002.

                       WISCONSIN POWER AND LIGHT COMPANY

                             By: /s/ Erroll B. Davis, Jr.
                                 ------------------------
                                  Erroll B. Davis, Jr.
                                  Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March 2002.

/s/ Erroll B. Davis, Jr.         Chairman, Chief Executive Officer and Director (Principal Executive Officer)
-----------------------------
    Erroll B. Davis, Jr.

/s/ Thomas M. Walker             Executive Vice President and Chief Financial Officer (Principal Financial Officer)
-----------------------------
    Thomas M. Walker

/s/ John E. Kratchmer            Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
-----------------------------
    John E. Kratchmer



/s/ Alan B. Arends               Director                         /s/ David A. Perdue                 Director
-----------------------------                                     --------------------------------
    Alan B. Arends                                                    David A. Perdue


/s/ Jack B. Evans                Director                         /s/ Judith D. Pyle                  Director
-----------------------------                                     --------------------------------
    Jack B. Evans                                                     Judith D. Pyle


/s/ Joyce L. Hanes               Director                         /s/ Robert W. Schlutz               Director
-----------------------------                                     --------------------------------
    Joyce L. Hanes                                                    Robert W. Schlutz


/s/ Lee Liu                      Director                         /s/ Wayne H. Stoppelmoor            Director
-----------------------------                                     --------------------------------
    Lee Liu                                                           Wayne H. Stoppelmoor


/s/ Katharine C. Lyall           Director                         /s/ Anthony R. Weiler               Director
-----------------------------                                     --------------------------------
    Katharine C. Lyall                                                Anthony R. Weiler


/s/ Singleton B. McAllister      Director
-----------------------------
    Singleton B. McAllister


                                 EXHIBIT INDEX


    Exhibit      Description
    -------      -----------
     10.22       Alliant Energy Deferred Compensation Plan for Directors, as amended and restated effective
                 January 1, 2000, amended November 14, 2001

     21          Subsidiaries of Alliant Energy

     23.1        Consent of Independent Public Accountants for Alliant Energy

     23.2        Consent of Independent Petroleum Engineers

     99.1        Alliant Energy Letter to the SEC Regarding Independent Public Accountants

     99.2        IP&L Letter to the SEC Regarding Independent Public Accountants

     99.3        WP&L Letter to the SEC Regarding Independent Public Accountants
