Form 10-Q
period 2002-03-31
INTERSTATE POWER & LIGHT CO; ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO
filed 2002-05-15
CIK 52485, 352541, 107832

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2002
                                     --------------

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
                  4902 N. Biltmore Lane
                  Madison, Wisconsin 53718
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
                  (a Wisconsin corporation)
                  4902 N. Biltmore Lane
                  Madison, Wisconsin 53718
                  Telephone (608)458-3311

                  Former Address of Alliant Energy Corporation and Wisconsin Power and Light Company
                  ----------------------------------------------------------------------------------
                  222 West Washington Avenue
                  Madison, Wisconsin 53703
                  Telephone (608)252-3311


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject
to such filing requirements for the past 90 days.  Yes    X       No
                                                      --------      -------

This combined Form 10-Q is separately filed by Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company. Information contained in the quarterly report relating to Interstate Power and Light Company and Wisconsin Power and Light Company is filed by such registrant on its own behalf. Each of Interstate Power and Light Company and Wisconsin Power and Light Company makes no representation as to information relating to registrants other than itself.


Number of shares outstanding of each class of common stock as of April 30, 2002:
Alliant Energy Corporation                 Common stock, $0.01 par value, 90,292,143 shares outstanding

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


                                                 TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
Part I.         Financial Information                                                                  4

     Item 1.    Consolidated Financial Statements                                                      4

                Alliant Energy Corporation:
                ---------------------------
                Consolidated Statements of Income for the Three Months Ended
                     March 31, 2002 and 2001                                                           4
                Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001                 5
                Consolidated Statements of Cash Flows for the Three Months Ended
                     March 31, 2002 and 2001                                                           7
                Notes to Consolidated Financial Statements                                             8

                Interstate Power and Light Company:
                -----------------------------------
                Consolidated Statements of Income for the Three Months Ended
                     March 31, 2002 and 2001                                                          15
                Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001                16
                Consolidated Statements of Cash Flows for the Three Months Ended
                     March 31, 2002 and 2001                                                          18
                Notes to Consolidated Financial Statements                                            19

                Wisconsin Power and Light Company:
                ----------------------------------
                Consolidated Statements of Income for the Three Months Ended
                     March 31, 2002 and 2001                                                          20
                Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001                21
                Consolidated Statements of Cash Flows for the Three Months Ended
                     March 31, 2002 and 2001                                                          23
                Notes to Consolidated Financial Statements                                            24

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                            25

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk                            35

Part II.        Other Information                                                                     36

     Item 1.    Legal Proceedings                                                                     36

     Item 6.    Exhibits and Reports on Form 8-K                                                      36

                Signatures                                                                            37


                                  DEFINITIONS

Certain abbreviations or acronyms used in the text and notes of this combined Form 10-Q are defined below:


Abbreviation or Acronym                       Definition
-----------------------                       ----------
Alliant Energy..............................  Alliant Energy Corporation
APB.........................................  Accounting Principles Board Opinion
ATC.........................................  American Transmission Company, LLC
Capstone....................................  Capstone Turbine Corporation
Cargill-Alliant.............................  Cargill-Alliant, LLC
Corporate Services..........................  Alliant Energy Corporate Services, Inc.
Dth.........................................  Dekatherm
Enermetrix..................................  Enermetrix, Inc.
EPA.........................................  U.S. Environmental Protection Agency
EPS.........................................  Earnings Per Average Common Share
FERC........................................  Federal Energy Regulatory Commission
IESU........................................  IES Utilities Inc.
IPC.........................................  Interstate Power Company
IP&L........................................  Interstate Power and Light Company
ISO.........................................  Independent System Operator
IUB.........................................  Iowa Utilities Board
McLeod......................................  McLeodUSA Incorporated
MD&A........................................  Management's Discussion and Analysis of Financial Condition and
                                              Results of Operations
MG&E........................................  Madison Gas & Electric Company
MW..........................................  Megawatt
MWh.........................................  Megawatt-hour
PSCW........................................  Public Service Commission of Wisconsin
PUHCA.......................................  Public Utility Holding Company Act of 1935
Resources...................................  Alliant Energy Resources, Inc.
RTO.........................................  Regional Transmission Organization
SEC.........................................  Securities and Exchange Commission
SFAS........................................  Statement of Financial Accounting Standards
SFAS 115....................................  Accounting for Certain Investments in Debt and Equity Securities
SFAS 133....................................  Accounting for Derivative Instruments and Hedging Activities
Southern Hydro..............................  Southern Hydro Partnership
TRANSLink...................................  TRANSLink Transmission Company LLC
U.S. .......................................  United States
Whiting.....................................  Whiting Petroleum Corporation
WP&L........................................  Wisconsin Power and Light Company
WUHCA.......................................  Wisconsin Utility Holding Company Act


                                   PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                     ALLIANT ENERGY CORPORATION
                           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                 For the Three Months Ended March 31,
                                                                         2002                2001
-----------------------------------------------------------------------------------------------------
                                                             (in thousands, except per share amounts)
Operating revenues:
  Electric utility                                                      $370,762            $411,943
  Gas utility                                                            128,241             289,818
  Non-regulated and other                                                137,234             150,952
                                                                -----------------   -----------------
                                                                         636,237             852,713
                                                                -----------------   -----------------
-----------------------------------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                     62,610              75,184
  Purchased power                                                         72,337              98,733
  Cost of utility gas sold                                                83,756             238,258
  Other operation and maintenance                                        238,803             238,196
  Depreciation and amortization                                           86,732              84,622
  Taxes other than income taxes                                           29,566              28,444
                                                                -----------------   -----------------
                                                                         573,804             763,437
                                                                -----------------   -----------------
-----------------------------------------------------------------------------------------------------
Operating income                                                          62,433              89,276
                                                                -----------------   -----------------
-----------------------------------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                        47,007              49,744
  Equity (income) loss from unconsolidated investments                   (23,711)              7,073
  Allowance for funds used during construction                            (1,654)             (2,302)
  Preferred dividend requirements of subsidiaries                          1,682               1,680
  Impairment of McLeodUSA Inc. investment                                 21,174                   -
  Miscellaneous, net                                                       2,565              (1,150)
                                                                -----------------   -----------------
                                                                          47,063              55,045
                                                                -----------------   -----------------
-----------------------------------------------------------------------------------------------------
Income before income taxes                                                15,370              34,231
                                                                -----------------   -----------------
-----------------------------------------------------------------------------------------------------
Income taxes                                                               5,627              12,164
                                                                -----------------   -----------------
-----------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in
   accounting principle, net of tax                                        9,743              22,067
                                                                -----------------   -----------------
-----------------------------------------------------------------------------------------------------
Cumulative effect of a change in accounting
   principle, net of tax                                                       -             (12,868)
                                                                -----------------   -----------------
-----------------------------------------------------------------------------------------------------
Net income                                                                $9,743              $9,199
                                                                =================   =================
-----------------------------------------------------------------------------------------------------
Average number of common shares outstanding (diluted)                     90,054              79,198
                                                                =================   =================
-----------------------------------------------------------------------------------------------------
Earnings per average common share (basic and diluted):
   Income before cumulative effect of a change
       in accounting principle                                             $0.11               $0.28
   Cumulative effect of a change in accounting principle                       -               (0.16)
                                                                -----------------   -----------------
   Net income                                                              $0.11               $0.12
                                                                =================   =================
-----------------------------------------------------------------------------------------------------
Dividends declared per common share                                        $0.50               $0.50
                                                                =================   =================
-----------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                    ALLIANT ENERGY CORPORATION
                                    CONSOLIDATED BALANCE SHEETS

                                                                    March 31,
                                                                       2002           December 31,
ASSETS                                                             (Unaudited)            2001
----------------------------------------------------------------------------------------------------
                                                                            (in thousands)
Property, plant and equipment:
  Utility:
    Electric plant in service                                         $5,178,619         $5,123,781
    Gas plant in service                                                 602,164            597,494
    Other plant in service                                               524,121            517,938
    Accumulated depreciation                                          (3,440,278)        (3,374,867)
                                                                  ---------------    ---------------
      Net plant                                                        2,864,626          2,864,346
    Construction work in progress                                        111,455            111,069
    Nuclear fuel, net of amortization                                     50,159             54,811
    Other, net                                                             8,008              7,383
                                                                  ---------------    ---------------
          Total utility                                                3,034,248          3,037,609
                                                                  ---------------    ---------------
  Non-regulated and other:
    Investments:
      Whiting (oil and gas)                                              405,716            396,860
      Affordable housing, transportation and other                       260,440            253,121
    International                                                        252,806            169,522
    Integrated Services                                                  106,507            104,740
    Non-regulated generation, Corporate Services and other               152,520            116,229
    Accumulated depreciation, depletion and amortization                (233,582)          (215,284)
                                                                  ---------------    ---------------
          Total non-regulated and other                                  944,407            825,188
                                                                  ---------------    ---------------
                                                                       3,978,655          3,862,797
                                                                  ---------------    ---------------

----------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                     68,875             86,618
  Restricted cash                                                         51,573             43,726
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $9,815 and $8,598, respectively                                  81,327             66,192
    Unbilled utility revenues                                             56,953             71,388
    Other, less allowance for doubtful accounts
      of $405 and $319, respectively                                      70,032             73,855
  Income tax refunds receivable                                           44,229             29,474
  Production fuel, at average cost                                        47,936             54,707
  Materials and supplies, at average cost                                 55,267             54,401
  Gas stored underground, at average cost                                 27,555             57,114
  Other                                                                  119,048             89,367
                                                                  ---------------    ---------------
                                                                         622,795            626,842
                                                                  ---------------    ---------------

----------------------------------------------------------------------------------------------------

Investments:
  Investments in unconsolidated foreign entities                         504,739            572,555
  Nuclear decommissioning trust funds                                    338,615            332,953
  Investment in McLeodUSA Inc.                                            10,089             20,739
  Investment in ATC and other                                            223,870            228,274
                                                                  ---------------    ---------------
                                                                       1,077,313          1,154,521
                                                                  ---------------    ---------------

----------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                      247,015            241,973
  Deferred charges and other                                             496,878            361,549
                                                                  ---------------    ---------------
                                                                         743,893            603,522
                                                                  ---------------    ---------------

----------------------------------------------------------------------------------------------------

Total assets                                                          $6,422,656         $6,247,682
                                                                  ===============    ===============

----------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                             ALLIANT ENERGY CORPORATION
                                      CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                 March 31,
                                                                                   2002               December 31,
CAPITALIZATION AND LIABILITIES                                                  (Unaudited)               2001
---------------------------------------------------------------------------------------------------------------------
                                                                               (in thousands, except share amounts)
Capitalization:
  Common stock - $0.01 par value - authorized 200,000,000 shares;
    outstanding 90,226,072 and 89,682,334 shares, respectively                           $902                   $897
  Additional paid-in capital                                                        1,255,973              1,239,793
  Retained earnings                                                                   797,185                832,293
  Accumulated other comprehensive loss                                               (138,219)              (152,434)
  Shares in deferred compensation trust - 139,476 and 71,958 shares
    at an average cost of $30.09 and $30.68 per share, respectively                    (4,197)                (2,208)
                                                                          --------------------   --------------------
       Total common equity                                                          1,911,644              1,918,341
                                                                          --------------------   --------------------

  Cumulative preferred stock of subsidiaries, net                                     113,997                113,953
  Long-term debt (excluding current portion)                                        2,638,916              2,457,941
                                                                          --------------------   --------------------
                                                                                    4,664,557              4,490,235
                                                                          --------------------   --------------------

---------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                 41,231                 10,506
  Variable rate demand bonds                                                           55,100                 55,100
  Commercial paper                                                                     65,949                 68,389
  Other short-term borrowings                                                          41,707                 84,318
  Accounts payable                                                                    205,891                245,480
  Accrued interest                                                                     48,239                 35,713
  Accrued taxes                                                                       104,356                 90,413
  Other                                                                               173,952                149,818
                                                                          --------------------   --------------------
                                                                                      736,425                739,737
                                                                          --------------------   --------------------

---------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   624,404                632,472
  Accumulated deferred investment tax credits                                          58,368                 59,398
  Pension and other benefit obligations                                               101,984                 96,496
  Environmental liabilities                                                            49,311                 49,144
  Other                                                                               143,547                136,822
                                                                          --------------------   --------------------
                                                                                      977,614                974,332
                                                                          --------------------   --------------------

---------------------------------------------------------------------------------------------------------------------

Minority interest                                                                      44,060                 43,378
                                                                          --------------------   --------------------

---------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                               $6,422,656             $6,247,682
                                                                          ====================   ====================

---------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                    ALLIANT ENERGY CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         For the Three Months
                                                                            Ended March 31,
                                                                        2002              2001
----------------------------------------------------------------------------------------------------
                                                                            (in thousands)
Cash flows from operating activities:
  Net income                                                               $9,743            $9,199
  Adjustments to reconcile net income to net cash flows
    from operating activities:
    Depreciation and amortization                                          86,732            84,622
    Amortization of nuclear fuel                                            5,096             5,421
    Amortization of deferred energy efficiency expenditures                   983             7,952
    Deferred tax benefits and investment tax credits                       (7,612)          (16,522)
    Equity (income) loss from unconsolidated investments, net             (23,711)            7,073
    Distributions from equity method investments                            4,227               211
    Impairment of McLeodUSA Inc. investment                                21,174                 -
    Cumulative effect of a change in accounting principle, net of tax           -            12,868
    Other                                                                   9,541             3,666
  Other changes in assets and liabilities:
    Accounts receivable                                                     3,123            11,839
    Income tax refunds receivable                                         (14,755)           (3,867)
    Gas stored underground                                                 29,559            28,240
    Accounts payable                                                      (28,542)          (62,774)
    Accrued interest                                                       12,526             7,753
    Accrued taxes                                                          13,943            28,259
    Benefit obligations and other                                          29,335            36,007
                                                                    --------------    --------------
       Net cash flows from operating activities                           151,362           159,947
                                                                    --------------    --------------
----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Common stock dividends                                                (44,851)          (39,489)
    Proceeds from issuance of common stock                                 14,285               675
    Net change in Resources' credit facility                               85,115            97,500
    Proceeds from issuance of other long-term debt                         28,579           201,140
    Reductions in other long-term debt                                    (14,201)             (546)
    Net change in other short-term borrowings                             (23,768)         (243,428)
    Other                                                                  (3,628)           (6,469)
                                                                    --------------    --------------
        Net cash flows from financing activities                           41,531             9,383
                                                                    --------------    --------------
----------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
    Construction and acquisition expenditures:
       Regulated domestic utilities                                       (66,832)          (60,461)
       Non-regulated businesses and other                                (141,920)         (129,823)
    Nuclear decommissioning trust funds                                   (15,437)          (15,437)
    Other                                                                  13,553             2,867
                                                                    --------------    --------------
       Net cash flows used for investing activities                      (210,636)         (202,854)
                                                                    --------------    --------------
----------------------------------------------------------------------------------------------------
Net decrease in cash and temporary cash investments                       (17,743)          (33,524)
                                                                    --------------    --------------
----------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                 86,618           148,415
                                                                    --------------    --------------
----------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                      $68,875          $114,891
                                                                    ==============    ==============
----------------------------------------------------------------------------------------------------
Supplemental cash flows information:
    Cash paid during the period for:
       Interest                                                           $34,327           $41,455
                                                                    ==============    ==============
       Income taxes                                                        $1,696            $5,881
                                                                    ==============    ==============
    Noncash investing and financing activities:
       Capital lease obligations incurred                                    $448            $3,220
                                                                    ==============    ==============
----------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                          ALLIANT ENERGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 1. The interim consolidated financial statements included herein have been prepared by Alliant Energy, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include Alliant Energy and its consolidated subsidiaries (including IP&L, WP&L, Resources and Corporate Services). These financial statements should be read in conjunction with the financial statements and the notes thereto included in Alliant Energy's, IP&L's and WP&L's latest Annual Report on Form 10-K.

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three months ended March 31, 2002 and 2001, (b) the consolidated financial position at March 31, 2002 and December 31, 2001, and (c) the consolidated statement of cash flows for the three months ended March 31, 2002 and 2001, have been made. Because of the seasonal nature of Alliant Energy's utility operations, results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

2. Alliant Energy's comprehensive income (loss), and the components of other comprehensive income (loss), net of taxes, for the three months ended March 31 were as follows (in thousands):

                                                                                       2002             2001
                                                                                   -------------    -------------
  Net income                                                                           $9,743            $9,199

    Other comprehensive income (loss):
       Unrealized gains (losses) on securities:
         Unrealized holding losses arising during period, net of tax (1)               (5,350)         (127,620)
         Less:  reclassification adjustment for losses included in net
            income, net of tax (2)                                                    (16,185)             --
                                                                                   -------------    -------------
       Net unrealized gains (losses) on securities                                     10,835          (127,620)
                                                                                   -------------    -------------

       Foreign currency translation adjustments                                         6,872           (47,592)
                                                                                   -------------    -------------

       Unrealized gains (losses) on derivatives qualified as hedges:
         Unrealized holding gains arising during period, net of tax                       565               270
         Less:  reclassification adjustment for gains (losses) included
            in net income, net of tax                                                   4,057            (3,797)
                                                                                   -------------    -------------
       Net unrealized gains (losses) on qualifying derivatives                         (3,492)            4,067
                                                                                   -------------    -------------

    Other comprehensive income (loss)                                                  14,215          (171,145)

                                                                                   -------------    -------------
  Comprehensive income (loss)                                                         $23,958         ($161,946)
                                                                                   =============    =============


(1) Primarily due to quarterly adjustments to the estimated fair value of Alliant Energy's investment in McLeod (the 2002 amount reflects adjustments only through January 30, 2002; refer to Note 8 for additional information).

(2) The first quarter 2002 earnings include pre-tax losses of $21.2 million and $5.0 million related to asset valuation charges for Alliant Energy's McLeod and Capstone investments, respectively.

3. Certain financial information relating to Alliant Energy's significant business segments is presented below. Intersegment revenues were not material to Alliant Energy's operations.


                                     Regulated Domestic Utilities          Non-regulated Businesses                 Alliant
                                ---------------------------------------- -----------------------------              Energy
                                Electric     Gas      Other     Total     Whiting    Other    Total      Other   Consolidated
                                -----------------------------------------------------------------------------------------------
                                                                     (in thousands)
Three Months Ended March 31, 2002
---------------------------------
Operating revenues               $370,762  $128,241    $9,340  $508,343   $21,848   $107,415  $129,263   ($1,369)   $636,237
Operating income (loss)            46,407    13,428     2,459    62,294      (218)       541       323      (184)     62,433
Net income (loss)                                      26,977    26,977        44    (15,145)  (15,101)   (2,133)      9,743

Three Months Ended March 31, 2001
---------------------------------
Operating revenues               $411,943  $289,818   $10,796 $712,557    $42,776    $98,136  $140,912     ($756)   $852,713
Operating income (loss)            56,574    19,481       892   76,947     20,499     (8,619)   11,880       449      89,276
Cumulative effect of a change in
 accounting principle, net of tax                          --       --         --    (12,868)  (12,868)       --     (12,868)
Net income (loss)                                      33,328   33,328     13,001    (36,006)  (23,005)   (1,124)      9,199


    The non-regulated net loss for the three months ended March 31, 2002 included after-tax asset valuation charges of $12.9 million related to Alliant Energy's McLeod investment and $8.2 million related to Alliant Energy's investments in Enermetrix and Capstone. Included in the non-regulated net loss for the three months ended March 31, 2002 and 2001 was after-tax non-cash SFAS 133 valuation income (charges) of $20 million and ($24) million, respectively, related to electricity derivatives held by Alliant Energy's Australian investment (Southern Hydro).

4. The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes, the impact of foreign income and associated taxes, tax credits, effects of utility rate making and certain non-deductible expenses.

5. Alliant Energy continues to utilize derivative instruments to manage its exposures to various market risks as described in Alliant Energy's, IP&L's and WP&L's Annual Report on Form 10-K for the year ended December 31, 2001. The following information supplements, and should be read in conjunction with, Note 10(a) in Alliant Energy's "Notes to Consolidated Financial Statements" in the Form 10-K for the year ended December 31, 2001.

    For the three months ended March 31, 2002, an insignificant amount of income was recognized in connection with hedge ineffectiveness in accordance with SFAS 133. At March 31, 2002, the maximum length of time over which Alliant Energy hedged its exposure to the variability in future cash flows for forecasted transactions was twelve months and Alliant Energy estimates that losses of $1.9 million will be reclassified from accumulated other comprehensive loss into earnings within the twelve months between April 1, 2002 and March 31, 2003 as the hedged transactions affect earnings.

6. A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per share calculation for the three months ended March 31 was as follows:

                                                             2002               2001
                                                        ----------------   ----------------
      Weighted average common shares outstanding:
           Basic earnings per share calculation             89,964,212         79,027,898
           Effect of dilutive securities                        89,812            170,384
                                                        ----------------   ----------------
           Diluted earnings per share calculation           90,054,024         79,198,282
                                                        ================   ================

    For the three months ended March 31, 2002 and 2001, 1,831,088 and 1,068,128 options, respectively, to purchase shares of common stock, with an average exercise price of $30.86 and $31.55, respectively, were excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price.

7. Alliant Energy adopted SFAS 142, "Goodwill and Other Intangible Assets," as of January 1, 2002, which resulted in goodwill no longer being subject to amortization. Consolidated goodwill and other intangible assets are not material to Alliant Energy, and are primarily included in "Deferred charges and other" on the Consolidated Balance Sheets. Had SFAS 142 been adopted January 1, 2001, for the three months ended March 31, 2001, net income would have increased $0.8 million and basic and diluted EPS would have increased $0.01 per share.

8. Prior to January 31, 2002, Alliant Energy's investment in McLeod was accounted for under the provisions of SFAS 115. On January 31, 2002, McLeod filed a pre-negotiated plan of reorganization in a Chapter 11 bankruptcy proceeding and the trading of McLeod's common stock was suspended by Nasdaq. Subsequently, Alliant Energy discontinued accounting for its investment in McLeod under the provisions of SFAS 115. Alliant Energy's cost basis in the available-for-sale securities was reduced from $28 million at December 31, 2001 to a new cost basis of $7 million ($0.18 per share) at January 31, 2002. As a result, the cumulative unrealized pre-tax loss of $21 million (including an unrealized pre-tax loss of $8 million accumulated from January 1, 2002 to January 30, 2002) associated with its previously classified available-for-sale securities was reclassified to earnings in the first quarter of 2002. Alliant Energy's McLeod shares designated as trading securities at December 31, 2001 were adjusted during the first quarter of 2002 to the last quoted market price on January 30, 2002 ($0.18 per share) to a new cost basis of $3 million resulting in a pre-tax charge to earnings in the first quarter of 2002 on the trading securities of $3 million. From January 31, 2002 to March 31, 2002, Alliant Energy accounted for the aggregate $10 million investment in McLeod as a cost method investment following the provisions of APB 18, "The Equity Method of Accounting for Investments in Common Stock."

9. Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on various debt securities issued by Resources and, as a result, is required to present condensed consolidating financial statements. No other Alliant Energy subsidiaries are guarantors of Resources' debt securities. Alliant Energy's condensed consolidating financial statements are as follows:

       Alliant Energy Corporation Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2002 and 2001

                                                        Alliant Energy                 Other Alliant                   Consolidated
                                                           Parent                         Energy       Consolidating      Alliant
                                                           Company      Resources      Subsidiaries     Adjustments       Energy
                                                       ----------------------------------------------------------------------------
Three Months Ended March 31, 2002                                                   (in thousands)
---------------------------------
Operating revenues:
  Electric utility                                             $-              $-         $370,762              $-        $370,762
  Gas utility                                                   -               -          128,241               -         128,241
  Non-regulated and other                                       -         129,263           76,299         (68,328)        137,234
                                                       ----------------------------------------------------------------------------
                                                                -         129,263          575,302         (68,328)        636,237
                                                       ----------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                           -               -           62,610               -          62,610
  Purchased power                                               -               -           72,337               -          72,337
  Cost of utility gas sold                                      -               -           83,756               -          83,756
  Other operation and maintenance                             508         108,224          196,274         (66,203)        238,803
  Depreciation and amortization                                 -          17,016           69,716               -          86,732
  Taxes other than income taxes                                 -           3,700           27,954          (2,088)         29,566
                                                       ----------------------------------------------------------------------------
                                                              508         128,940          512,647         (68,291)        573,804
                                                       ----------------------------------------------------------------------------
Operating income (loss)                                      (508)            323           62,655             (37)         62,433
                                                       ----------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                            758          20,226           27,543          (1,520)         47,007
  Equity (income) loss from unconsolidated investments        229         (19,446)          (4,494)              -         (23,711)
  Allowance for funds used during construction                  -               -           (1,654)              -          (1,654)
  Preferred dividend requirements of subsidiaries               -               -            1,682               -           1,682
  Impairment of McLeodUSA Inc. investment                       -          21,174                -               -          21,174
  Miscellaneous, net                                      (12,758)          9,029           (7,272)         13,566           2,565
                                                       ----------------------------------------------------------------------------
                                                          (11,771)         30,983           15,805          12,046          47,063
                                                       ----------------------------------------------------------------------------
Income (loss) before income taxes                          11,263         (30,660)          46,850         (12,083)         15,370
                                                       ----------------------------------------------------------------------------
Income tax expense (benefit)                                1,520         (15,708)          19,852             (37)          5,627
                                                       ----------------------------------------------------------------------------
Net income (loss)                                          $9,743        ($14,952)         $26,998        ($12,046)         $9,743
                                                       ============================================================================
Three Months Ended March 31, 2001
---------------------------------
Operating revenues:
  Electric utility                                             $-              $-         $411,943              $-        $411,943
  Gas utility                                                   -               -          289,818               -         289,818
  Non-regulated and other                                       -         140,912           65,904         (55,864)        150,952
                                                       ----------------------------------------------------------------------------
                                                                -         140,912          767,665         (55,864)        852,713
                                                       ----------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                           -               -           75,184               -          75,184
  Purchased power                                               -               -           98,733               -          98,733
  Cost of utility gas sold                                      -               -          238,258               -         238,258
  Other operation and maintenance                               -         109,311          182,868         (53,983)        238,196
  Depreciation and amortization                                 -          15,168           69,454               -          84,622
  Taxes other than income taxes                                 -           4,553           25,832          (1,941)         28,444
                                                       ----------------------------------------------------------------------------
                                                                -         129,032          690,329         (55,924)        763,437
                                                       ----------------------------------------------------------------------------
Operating income                                                -          11,880           77,336              60          89,276
                                                       ----------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                          5,018          18,177           31,401          (4,852)         49,744
  Equity (income) loss from unconsolidated investments     (3,003)         15,015           (4,939)              -           7,073
  Allowance for funds used during construction                  -               -           (2,302)              -          (2,302)
  Preferred dividend requirements of subsidiaries               -               -            1,680               -           1,680
  Miscellaneous, net                                      (11,127)            732           (4,009)         13,254          (1,150)
                                                       ----------------------------------------------------------------------------
                                                           (9,112)         33,924           21,831           8,402          55,045
                                                       ----------------------------------------------------------------------------
Income (loss) before income taxes                           9,112         (22,044)          55,505          (8,342)         34,231
                                                       ----------------------------------------------------------------------------
Income tax expense (benefit)                                  (87)         (9,955)          22,147              59          12,164
                                                       ----------------------------------------------------------------------------
Income (loss) before cumulative effect of a change in
   accounting principle, net of tax                         9,199         (12,089)          33,358          (8,401)         22,067
                                                       ----------------------------------------------------------------------------
Cumulative effect of a change in accounting principle,
   net of tax                                                   -         (12,868)               -               -         (12,868)
                                                       ----------------------------------------------------------------------------
Net income (loss)                                          $9,199        ($24,957)         $33,358         ($8,401)         $9,199
                                                       ============================================================================

                         Alliant Energy Corporation Condensed Consolidating Balance Sheet as of March 31, 2002

                                                               Alliant                    Other
                                                               Energy                     Alliant                      Consolidated
                                                               Parent                     Energy      Consolidating        Alliant
ASSETS                                                         Company     Resources   Subsidiaries     Adjustments        Energy
                                                          -------------------------------------------------------------------------
Property, plant and equipment:                                                        (in thousands)
  Utility:
      Electric plant in service                                    $-            $-      $5,178,619            $-       $5,178,619
      Other plant in service                                        -             -       1,126,285             -        1,126,285
      Accumulated depreciation                                      -             -      (3,440,278)            -       (3,440,278)
      Construction work in progress                                 -             -         111,455             -          111,455
      Nuclear fuel, net of amortization                             -             -          50,159             -           50,159
      Other, net                                                    -             -           8,008             -            8,008
                                                          -------------------------------------------------------------------------
          Total utility                                             -             -       3,034,248             -        3,034,248
                                                          -------------------------------------------------------------------------
  Non-regulated and other:
      International                                                 -       252,806               -             -          252,806
      Other                                                         -       864,069          61,225          (111)         925,183
      Accumulated depreciation, depletion and amortization          -      (230,538)         (3,044)            -         (233,582)
                                                          -------------------------------------------------------------------------
          Total non-regulated and other                             -       886,337          58,181          (111)         944,407
                                                          -------------------------------------------------------------------------
                                                                    -       886,337       3,092,429          (111)       3,978,655
                                                          -------------------------------------------------------------------------
Current assets:
  Income tax refunds receivable                                 4,811        33,007           6,411             -           44,229
  Prepaid gross receipts tax                                        -             -          19,255             -           19,255
  Production fuel, at average cost                                  -         3,939          43,997             -           47,936
  Materials and supplies, at average cost                           -         4,940          50,327             -           55,267
  Gas stored underground, at average cost                           -        13,621          13,934             -           27,555
  Derivative assets                                                 -        27,913           1,931             -           29,844
  Other                                                       165,169       282,516         181,975      (230,951)         398,709
                                                          -------------------------------------------------------------------------
                                                              169,980       365,936         317,830      (230,951)         622,795
                                                          -------------------------------------------------------------------------
Investments:
  Consolidated subsidiaries                                 1,785,832             -               -    (1,785,832)               -
  Investment in McLeodUSA Inc.                                      -        10,089               -             -           10,089
  Other                                                        32,746       550,162         484,331           (15)       1,067,224
                                                          -------------------------------------------------------------------------
                                                            1,818,578       560,251         484,331    (1,785,847)       1,077,313
                                                          -------------------------------------------------------------------------
                                                          -------------------------------------------------------------------------
Deferred charges and other                                          -       271,594         472,299             -          743,893
                                                          -------------------------------------------------------------------------

Total assets                                               $1,988,558    $2,084,118      $4,366,889   ($2,016,909)      $6,422,656
                                                          =========================================================================

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock and additional paid-in capital              $1,256,875      $232,743        $789,510   ($1,022,253)      $1,256,875
  Retained earnings                                           797,185       160,491         741,427      (901,918)         797,185
  Accumulated other comprehensive loss                       (138,219)     (121,857)        (16,362)      138,219         (138,219)
  Shares in deferred compensation trust                        (4,197)            -               -             -           (4,197)
                                                          -------------------------------------------------------------------------
       Total common equity                                  1,911,644       271,377       1,514,575    (1,785,952)       1,911,644
                                                          -------------------------------------------------------------------------
  Cumulative preferred stock of subsidiaries, net                   -             -         113,997             -          113,997
  Long-term debt (excluding current portion)                   24,000     1,286,648       1,328,268             -        2,638,916
                                                           ------------------------------------------------------------------------
                                                            1,935,644     1,558,025       2,956,840    (1,785,952)       4,664,557
                                                           ------------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                              -        40,671             560             -           41,231
  Other short-term borrowings                                       -        41,707               -             -           41,707
  Accrued interest                                              2,616        22,984          22,639             -           48,239
  Accrued taxes                                                     -        13,779          90,577             -          104,356
  Other                                                        48,304       154,782         528,757      (230,951)         500,892
                                                           ------------------------------------------------------------------------
                                                               50,920       273,923         642,533      (230,951)         736,425
                                                           ------------------------------------------------------------------------
                                                           ------------------------------------------------------------------------
Other long-term liabilities and deferred credits                1,994       208,110         767,516            (6)         977,614
                                                           ------------------------------------------------------------------------
                                                           ------------------------------------------------------------------------
Minority interest                                                   -        44,060               -             -           44,060
                                                           ------------------------------------------------------------------------
Total capitalization and liabilities                       $1,988,558    $2,084,118      $4,366,889   ($2,016,909)      $6,422,656
                                                           ========================================================================

                        Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2001

                                                               Alliant                    Other
                                                               Energy                     Alliant                      Consolidated
                                                               Parent                     Energy       Consolidating      Alliant
ASSETS                                                         Company     Resources    Subsidiaries    Adjustments       Energy
                                                           ------------------------------------------------------------------------
Property, plant and equipment:                                                         (in thousands)
  Utility:
      Electric plant in service                                     $-           $-      $5,123,781             $-      $5,123,781
      Other plant in service                                         -            -       1,115,432              -       1,115,432
      Accumulated depreciation                                       -            -      (3,374,867)             -      (3,374,867)
      Construction work in progress                                  -            -         111,069              -         111,069
      Nuclear fuel, net of amortization                              -            -          54,811              -          54,811
      Other, net                                                     -            -           7,383              -           7,383
                                                           ------------------------------------------------------------------------
          Total utility                                              -            -       3,037,609              -       3,037,609
                                                           ------------------------------------------------------------------------
  Non-regulated and other:
      International                                                  -      169,522               -              -         169,522
      Other                                                          -      819,690          51,371           (111)        870,950
      Accumulated depreciation, depletion and amortization           -     (212,927)         (2,357)             -        (215,284)
                                                           ------------------------------------------------------------------------
          Total non-regulated and other                              -      776,285          49,014           (111)        825,188
                                                           ------------------------------------------------------------------------
                                                                     -      776,285       3,086,623           (111)      3,862,797
                                                           ------------------------------------------------------------------------
Current assets:
  Income tax refunds receivable                                  7,552       15,511           6,411              -          29,474
  Prepaid gross receipts tax                                         -            -          25,673              -          25,673
  Production fuel, at average cost                                   -        5,310          49,397              -          54,707
  Materials and supplies, at average cost                            -        4,611          49,790              -          54,401
  Gas stored underground, at average cost                            -       16,480          40,634              -          57,114
  Derivative assets                                                  -          544           5,961              -           6,505
  Other                                                        184,623      245,207         228,268       (259,130)        398,968
                                                           ------------------------------------------------------------------------
                                                               192,175      287,663         406,134       (259,130)        626,842
                                                           ------------------------------------------------------------------------
Investments:
  Consolidated subsidiaries                                  1,793,737            -               -     (1,793,737)              -
  Investment in McLeodUSA Inc.                                       -       20,739               -              -          20,739
  Other                                                         32,814      623,053         477,929            (14)      1,133,782
                                                           ------------------------------------------------------------------------
                                                             1,826,551      643,792         477,929     (1,793,751)      1,154,521
                                                           ------------------------------------------------------------------------
                                                           ------------------------------------------------------------------------
Deferred charges and other                                           -      124,737         478,785              -         603,522
                                                           ------------------------------------------------------------------------
Total assets                                                $2,018,726   $1,832,477      $4,449,471    ($2,052,992)     $6,247,682
                                                           ========================================================================

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock and additional paid-in capital               $1,240,690     $232,743        $789,002    ($1,021,745)     $1,240,690
  Retained earnings                                            832,293      175,443         749,102       (924,545)        832,293
  Accumulated other comprehensive loss                        (152,434)    (140,137)        (12,297)       152,434        (152,434)
  Shares in deferred compensation trust                         (2,208)           -               -              -          (2,208)
                                                           ------------------------------------------------------------------------
       Total common equity                                   1,918,341      268,049       1,525,807     (1,793,856)      1,918,341
                                                           ------------------------------------------------------------------------
  Cumulative preferred stock of subsidiaries, net                    -            -         113,953              -         113,953
  Long-term debt (excluding current portion)                    24,000    1,105,792       1,328,149              -       2,457,941
                                                           ------------------------------------------------------------------------
                                                             1,942,341    1,373,841       2,967,909     (1,793,856)      4,490,235
                                                           ------------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                               -        9,946             560              -          10,506
  Other short-term borrowings                                        -       84,318               -              -          84,318
  Accrued interest                                               2,100       10,022          23,591              -          35,713
  Accrued taxes                                                      -       13,026          77,387              -          90,413
  Other                                                         70,763       99,797         607,357       (259,130)        518,787
                                                           ------------------------------------------------------------------------
                                                                72,863      217,109         708,895       (259,130)        739,737
                                                           ------------------------------------------------------------------------
                                                           ------------------------------------------------------------------------
Other long-term liabilities and deferred credits                 3,522      198,149         772,667             (6)        974,332
                                                           ------------------------------------------------------------------------
                                                           ------------------------------------------------------------------------
Minority interest                                                    -       43,378               -              -          43,378
                                                           ------------------------------------------------------------------------
Total capitalization and liabilities                        $2,018,726   $1,832,477      $4,449,471    ($2,052,992)     $6,247,682
                                                           ========================================================================

   Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001

                                                                  Alliant                    Other
                                                                  Energy                     Alliant                    Consolidated
                                                                  Parent                     Energy      Consolidating     Alliant
                                                                  Company     Resources   Subsidiaries    Adjustments      Energy
                                                                 ------------------------------------------------------------------
Three Months Ended March 31, 2002                                                         (in thousands)
---------------------------------
 Net cash flows from operating activities                          $11,687       $8,692      $144,711       ($13,728)     $151,362
                                                                 ------------------------------------------------------------------
 Cash flows from (used for) financing activities:
     Common stock dividends                                        (44,851)           -       (34,673)        34,673       (44,851)
     Net change in Resources' credit facility                            -       85,115             -              -        85,115
     Proceeds from issuance of other long-term debt                      -       28,579             -              -        28,579
     Net change in other short-term borrowings                      (7,593)      (2,603)      (13,572)             -       (23,768)
     Other                                                          14,329      (14,401)       (4,646)         1,174        (3,544)
                                                                 ------------------------------------------------------------------
         Net cash flows from (used for) financing activities       (38,115)      96,690       (52,891)        35,847        41,531
                                                                 ------------------------------------------------------------------
 Cash flows from (used for) investing activities:
     Construction and acquisition expenditures:
        Regulated domestic utilities                                     -            -       (66,832)             -       (66,832)
        Non-regulated businesses and other                               -     (131,538)      (10,382)             -      (141,920)
     Other                                                          22,103       19,652       (21,520)       (22,119)       (1,884)
                                                                 ------------------------------------------------------------------
        Net cash flows from (used for) investing activities         22,103     (111,886)      (98,734)       (22,119)     (210,636)
                                                                 ------------------------------------------------------------------
 Net decrease in cash and temporary cash investments                (4,325)      (6,504)       (6,914)             -       (17,743)
                                                                 ------------------------------------------------------------------
 Cash and temporary cash investments at beginning of period          6,381       66,012        14,225              -        86,618
                                                                 ------------------------------------------------------------------
 Cash and temporary cash investments at end of period               $2,056      $59,508        $7,311             $-       $68,875
                                                                 ==================================================================

 Supplemental cash flows information:
     Cash paid (refunded) during the period for:
        Interest                                                      $243       $7,261       $26,823             $-       $34,327
                                                                 ==================================================================
        Income taxes                                                    $-         ($45)       $1,741             $-        $1,696
                                                                 ==================================================================
     Noncash investing and financing activities:
        Capital lease obligations incurred                              $-           $-          $448             $-          $448
                                                                 ==================================================================

Three Months Ended March 31, 2001
---------------------------------

 Net cash flows from operating activities                          $20,926      $26,796      $146,582       ($34,357)     $159,947
                                                                 ------------------------------------------------------------------
 Cash flows from (used for) financing activities:
     Common stock dividends                                        (39,489)           -       (36,037)        36,037       (39,489)
     Net change in Resources' credit facility                            -       97,500             -              -        97,500
     Proceeds from issuance of other long-term debt                      -        1,140       200,000              -       201,140
     Net change in other short-term borrowings                      34,068      (74,153)     (100,687)      (102,656)     (243,428)
     Other                                                             680         (540)       (8,035)         1,555        (6,340)
                                                                 ------------------------------------------------------------------
         Net cash flows from (used for) financing activities        (4,741)      23,947        55,241        (65,064)        9,383
                                                                 ------------------------------------------------------------------
 Cash flows from (used for) investing activities:
     Construction and acquisition expenditures:
        Regulated domestic utilities                                     -            -       (60,461)             -       (60,461)
        Non-regulated businesses and other                               -     (123,121)       (6,702)             -      (129,823)
     Other                                                           3,309        9,691       (22,245)        (3,325)      (12,570)
                                                                 ------------------------------------------------------------------
        Net cash flows from (used for) investing activities          3,309     (113,430)      (89,408)        (3,325)     (202,854)
                                                                 ------------------------------------------------------------------
 Net increase (decrease) in cash and temporary cash investments     19,494      (62,687)      112,415       (102,746)      (33,524)
                                                                 ------------------------------------------------------------------
 Cash and temporary cash investments at beginning of period            574      133,957        13,884              -       148,415
                                                                 ------------------------------------------------------------------
 Cash and temporary cash investments at end of period              $20,068      $71,270      $126,299      ($102,746)     $114,891
                                                                 ==================================================================

 Supplemental cash flows information:
     Cash paid during the period for:
        Interest                                                    $4,783      $13,689       $22,983             $-       $41,455
                                                                 ==================================================================
        Income taxes                                                $1,000         $439        $4,442             $-        $5,881
                                                                 ==================================================================
     Noncash investing and financing activities:
        Capital lease obligations incurred                              $-           $-        $3,220             $-        $3,220
                                                                 ==================================================================

                                         INTERSTATE POWER AND LIGHT COMPANY
                                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                              For the Three Months Ended March 31,
                                                                                  2002                     2001
----------------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
Operating revenues:
  Electric utility                                                                   $199,003                $221,552
  Gas utility                                                                          71,742                 164,186
  Steam                                                                                 8,050                   9,643
                                                                        ----------------------   ---------------------
                                                                                      278,795                 395,381
                                                                        ----------------------   ---------------------

----------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric and steam production fuels                                                  32,342                  40,112
  Purchased power                                                                      28,159                  46,363
  Cost of gas sold                                                                     46,360                 132,006
  Other operation and maintenance                                                      80,656                  84,454
  Depreciation and amortization                                                        36,211                  36,889
  Taxes other than income taxes                                                        16,916                  15,586
                                                                        ----------------------   ---------------------
                                                                                      240,644                 355,410
                                                                        ----------------------   ---------------------

----------------------------------------------------------------------------------------------------------------------

Operating income                                                                       38,151                  39,971
                                                                        ----------------------   ---------------------

----------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                                                     16,274                  17,478
  Allowance for funds used during construction                                           (980)                 (1,185)
  Miscellaneous, net                                                                     (428)                 (2,211)
                                                                        ----------------------   ---------------------
                                                                                       14,866                  14,082
                                                                        ----------------------   ---------------------

----------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                             23,285                  25,889
                                                                        ----------------------   ---------------------

----------------------------------------------------------------------------------------------------------------------

Income taxes                                                                           10,410                  10,205
                                                                        ----------------------   ---------------------

----------------------------------------------------------------------------------------------------------------------

Net income                                                                             12,875                  15,684
                                                                        ----------------------   ---------------------

----------------------------------------------------------------------------------------------------------------------

Preferred dividend requirements                                                           855                     852
                                                                        ----------------------   ---------------------

----------------------------------------------------------------------------------------------------------------------

Earnings available for common stock                                                   $12,020                 $14,832
                                                                        ======================   =====================

----------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                       INTERSTATE POWER AND LIGHT COMPANY
                                           CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,
                                                                                    2002             December 31,
ASSETS                                                                           (Unaudited)             2001
------------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
Property, plant and equipment:
  Electric plant in service                                                        $3,380,425          $3,344,188
  Gas plant in service                                                                318,214             316,613
  Steam plant in service                                                               59,683              59,452
  Other plant in service                                                              185,871             182,868
  Accumulated depreciation                                                         (2,082,746)         (2,046,756)
                                                                            ------------------   -----------------
     Net plant                                                                      1,861,447           1,856,365
  Construction work in progress                                                        69,428              73,241
  Leased nuclear fuel, net of amortization                                             34,241              37,407
  Other, net                                                                            7,324               6,703
                                                                            ------------------   -----------------
                                                                                    1,972,440           1,973,716
                                                                            ------------------   -----------------

------------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                                   5,735               8,962
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $1,646 and $1,564, respectively                                               12,041              19,950
    Associated companies                                                                4,119               4,718
    Other, less allowance for doubtful accounts
      of $405 and $319, respectively                                                   16,365              25,497
  Income tax refunds receivable                                                         6,412               6,412
  Production fuel, at average cost                                                     29,574              32,083
  Materials and supplies, at average cost                                              29,418              29,121
  Gas stored underground, at average cost                                               4,559              18,447
  Regulatory assets                                                                     9,729              12,495
  Prepayments and other                                                                 5,607               5,060
                                                                            ------------------   -----------------
                                                                                      123,559             162,745
                                                                            ------------------   -----------------

------------------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                                 118,872             117,159
  Other                                                                                15,181              15,157
                                                                            ------------------   -----------------
                                                                                      134,053             132,316
                                                                            ------------------   -----------------

------------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                   129,219             132,109
  Deferred charges and other                                                           28,976              31,103
                                                                            ------------------   -----------------
                                                                                      158,195             163,212
                                                                            ------------------   -----------------

------------------------------------------------------------------------------------------------------------------

Total assets                                                                       $2,388,247          $2,431,989
                                                                            ==================   =================

------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                        INTERSTATE POWER AND LIGHT COMPANY
                                      CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                  March 31,
                                                                                    2002               December 31,
CAPITALIZATION AND LIABILITIES                                                   (Unaudited)               2001
--------------------------------------------------------------------------------------------------------------------
                                                                               (in thousands, except share amounts)
Capitalization:
  Common stock - $2.50 par value - authorized 24,000,000
    shares; 13,370,788 shares outstanding                                             $33,427               $33,427
  Additional paid-in capital                                                          422,445               422,461
  Retained earnings                                                                   360,137               368,203
  Accumulated other comprehensive loss                                                 (2,131)               (2,131)
                                                                            ------------------     -----------------
    Total common equity                                                               813,878               821,960
                                                                            ------------------     -----------------

  Cumulative preferred stock, not mandatorily redeemable                               29,139                29,139
  Cumulative preferred stock, mandatorily redeemable                                   24,895                24,850
  Long-term debt (excluding current portion)                                          860,155               860,068
                                                                            ------------------     -----------------
                                                                                    1,728,067             1,736,017
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                    560                   560
  Capital lease obligations                                                            14,021                15,292
  Notes payable to associated companies                                                29,246                38,047
  Accounts payable                                                                     41,961                55,249
  Accounts payable to associated companies                                             35,493                38,255
  Accrued interest                                                                     14,654                14,715
  Accrued taxes                                                                        71,694                70,747
  Other                                                                                31,186                36,424
                                                                            ------------------     -----------------
                                                                                      238,815               269,289
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   266,579               268,010
  Accumulated deferred investment tax credits                                          33,878                34,491
  Pension and other benefit obligations                                                42,722                40,573
  Environmental liabilities                                                            36,197                38,206
  Capital lease obligations                                                            20,273                22,171
  Other                                                                                21,716                23,232
                                                                            ------------------     -----------------
                                                                                      421,365               426,683
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                               $2,388,247            $2,431,989
                                                                            ==================     =================

--------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                INTERSTATE POWER AND LIGHT COMPANY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           For the Three Months
                                                                              Ended March 31,
                                                                           2002            2001
---------------------------------------------------------------------------------------------------
                                                                             (in thousands)
Cash flows from operating activities:
  Net income                                                               $12,875         $15,684
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                          36,211          36,889
     Amortization of leased nuclear fuel                                     3,615           3,998
     Amortization of deferred energy efficiency expenditures                   983           7,952
     Deferred tax benefits and investment tax credits                       (2,180)         (6,714)
     Refueling outage provision                                              2,005           1,245
     Other                                                                     272             597
  Other changes in assets and liabilities:
     Accounts receivable                                                    17,640          10,027
     Gas stored underground                                                 13,888          19,277
     Accounts payable                                                       (9,451)        (37,744)
     Accrued taxes                                                             947          18,460
     Adjustment clause balances                                             (8,345)          7,108
     Benefit obligations and other                                           7,362           3,961
                                                                     --------------  --------------
       Net cash flows from operating activities                             75,822          80,740
                                                                     --------------  --------------

---------------------------------------------------------------------------------------------------

Cash flows from (used for) financing activities:
    Common stock dividends                                                 (20,086)        (20,085)
    Preferred stock dividends                                                 (855)           (852)
    Proceeds from issuance of long-term debt                                     -         200,000
    Net change in short-term borrowings                                     (8,801)       (169,314)
    Principal payments under capital lease obligations                      (3,516)         (4,226)
    Other                                                                       29          (2,210)
                                                                     --------------  --------------
      Net cash flows from (used for) financing activities                  (33,229)          3,313
                                                                     --------------  --------------

---------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Utility construction expenditures                                      (38,260)        (32,083)
    Nuclear decommissioning trust funds                                     (1,502)         (1,502)
    Other                                                                   (6,058)         (5,451)
                                                                     --------------  --------------
      Net cash flows used for investing activities                         (45,820)        (39,036)
                                                                     --------------  --------------

---------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and temporary cash investments              (3,227)         45,017
                                                                     --------------  --------------

---------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                   8,962           9,626
                                                                     --------------  --------------

---------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                        $5,735         $54,643
                                                                     ==============  ==============

---------------------------------------------------------------------------------------------------

Supplemental cash flows information:
  Cash paid during the period for:
    Interest                                                               $16,044         $11,321
                                                                     ==============  ==============
    Income taxes                                                               $ -            $400
                                                                     ==============  ==============
  Noncash investing and financing activities:
    Capital lease obligations incurred and other                              $448          $3,220
                                                                     ==============  ==============

---------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                      INTERSTATE POWER AND LIGHT COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    Except as modified below, the Alliant Energy Notes to Consolidated Financial Statements are incorporated by reference insofar as they relate to IP&L.

 1. The interim consolidated financial statements included herein have been prepared by IP&L, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The merger of IPC with and into IESU was effective January 1, 2002 and IESU changed its name to IP&L. These statements are prepared on the basis of accounting for the merger as a common control merger. Certain adjustments have been made to the prior period amounts as part of the restatement to reflect the common control transaction. IP&L is a subsidiary of Alliant Energy. These financial statements should be read in conjunction with IESU's financial statements and the notes thereto included in IP&L's latest Annual Report on Form 10-K and with IP&L's pro forma combined financial statements and notes thereto included in IP&L's Current Report on Form 8-K dated January 1, 2002, as amended by IP&L's Current Report on Form 8-K/A.

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three months ended March 31, 2002 and 2001, (b) the consolidated financial position at March 31, 2002 and December 31, 2001, and (c) the consolidated statement of cash flows for the three months ended March 31, 2002 and 2001, have been made. Because of the seasonal nature of IP&L's operations, results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

2. IP&L's comprehensive income, and the components of other comprehensive income, net of taxes, for the three months ended March 31 were as follows (in thousands):

                                                                                     2002            2001
                                                                                  ------------    ------------
      Earnings available for common stock                                            $12,020         $14,832

        Other comprehensive income:
           Reclassification adjustment for losses included in earnings available for common stock related to derivatives
             qualified as hedges, net of tax                                              --              18
                                                                                  ------------    ------------
        Other comprehensive income                                                        --              18

                                                                                  ------------    ------------
      Comprehensive income                                                           $12,020         $14,850
                                                                                  ============    ============

3. Certain financial information relating to IP&L's significant business segments is presented below. Intersegment revenues were not material to IP&L's operations.

                                                       Electric        Gas          Other         Total
                                                    -------------------------------------------------------
                                                                        (in thousands)
     Three Months Ended March 31, 2002
     ---------------------------------
     Operating revenues                                 $199,003      $71,742         $8,050      $278,795
     Operating income                                     27,898        8,180          2,073        38,151
     Earnings available for common stock                                              12,020        12,020

     Three Months Ended March 31, 2001
     ---------------------------------
     Operating revenues                                 $221,552     $164,186         $9,643      $395,381
     Operating income                                     25,903       13,361            707        39,971
     Earnings available for common stock                                              14,832        14,832

                                         WISCONSIN POWER AND LIGHT COMPANY
                                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                               For the Three Months Ended March 31,
                                                                                   2002                    2001
---------------------------------------------------------------------------------------------------------------------
                                                                                            (in thousands)
Operating revenues:
  Electric utility                                                                   $171,759               $190,391
  Gas utility                                                                          56,499                125,632
  Water                                                                                 1,290                  1,153
                                                                        ----------------------  ---------------------
                                                                                      229,548                317,176
                                                                        ----------------------  ---------------------

---------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric production fuels                                                            30,269                 35,072
  Purchased power                                                                      44,177                 52,370
  Cost of gas sold                                                                     37,396                106,252
  Other operation and maintenance                                                      51,107                 45,635
  Depreciation and amortization                                                        33,506                 32,565
  Taxes other than income taxes                                                         8,950                  8,306
                                                                        ----------------------  ---------------------
                                                                                      205,405                280,200
                                                                        ----------------------  ---------------------

---------------------------------------------------------------------------------------------------------------------

Operating income                                                                       24,143                 36,976
                                                                        ----------------------  ---------------------

---------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                                                     10,196                 11,196
  Equity income from unconsolidated investments                                        (4,387)                (4,850)
  Allowance for funds used during construction                                           (674)                (1,117)
  Miscellaneous, net                                                                   (6,141)                   481
                                                                        ----------------------  ---------------------
                                                                                       (1,006)                 5,710
                                                                        ----------------------  ---------------------

---------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                             25,149                 31,266
                                                                        ----------------------  ---------------------

---------------------------------------------------------------------------------------------------------------------

Income taxes                                                                            9,404                 12,000
                                                                        ----------------------  ---------------------

---------------------------------------------------------------------------------------------------------------------

Net income                                                                             15,745                 19,266
                                                                        ----------------------  ---------------------

---------------------------------------------------------------------------------------------------------------------

Preferred dividend requirements                                                           828                    828
                                                                        ----------------------  ---------------------

---------------------------------------------------------------------------------------------------------------------

Earnings available for common stock                                                   $14,917                $18,438
                                                                        ======================  =====================

---------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                      WISCONSIN POWER AND LIGHT COMPANY
                                         CONSOLIDATED BALANCE SHEETS

                                                                              March 31,
                                                                                 2002            December 31,
ASSETS                                                                       (Unaudited)             2001
---------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
Property, plant and equipment:
  Electric plant in service                                                    $1,798,194           $1,779,593
  Gas plant in service                                                            283,950              280,881
  Water plant in service                                                           32,582               32,497
  Other plant in service                                                          245,985              243,121
  Accumulated depreciation                                                     (1,357,532)          (1,328,111)
                                                                         -----------------   ------------------
    Net plant                                                                   1,003,179            1,007,981
  Construction work in progress                                                    42,028               37,828
  Nuclear fuel, net of amortization                                                15,919               17,404
  Other, net                                                                          682                  681
                                                                         -----------------   ------------------
                                                                                1,061,808            1,063,894
                                                                         -----------------   ------------------

---------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                                 535                4,389
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $1,708 and $1,543, respectively                                           24,129               33,190
    Associated companies                                                            1,010                3,676
    Other                                                                          15,507               16,571
  Production fuel, at average cost                                                 14,423               17,314
  Materials and supplies, at average cost                                          20,909               20,669
  Gas stored underground, at average cost                                           9,375               22,187
  Prepaid gross receipts tax                                                       19,255               25,673
  Other                                                                             7,473               13,018
                                                                         -----------------   ------------------
                                                                                  112,616              156,687
                                                                         -----------------   ------------------

---------------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                             219,742              215,794
  Investment in ATC and other                                                     128,071              127,941
                                                                         -----------------   ------------------
                                                                                  347,813              343,735
                                                                         -----------------   ------------------

---------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                               117,796              109,864
  Deferred charges and other                                                      197,534              205,702
                                                                         -----------------   ------------------
                                                                                  315,330              315,566
                                                                         -----------------   ------------------

---------------------------------------------------------------------------------------------------------------

Total assets                                                                   $1,837,567           $1,879,882
                                                                         =================   ==================

---------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                         WISCONSIN POWER AND LIGHT COMPANY
                                      CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                  March 31,
                                                                                    2002                December 31,
CAPITALIZATION AND LIABILITIES                                                   (Unaudited)                2001
---------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands, except share amounts)
Capitalization:
  Common stock - $5 par value - authorized 18,000,000 shares;
       13,236,601 shares outstanding                                                  $66,183                $66,183
  Additional paid-in capital                                                          264,603                264,603
  Retained earnings                                                                   381,662                381,333
  Accumulated other comprehensive loss                                                (14,232)               (10,167)
                                                                            ------------------      -----------------
    Total common equity                                                               698,216                701,952
                                                                            ------------------      -----------------

  Cumulative preferred stock                                                           59,963                 59,963
  Long-term debt (excluding current portion)                                          468,114                468,083
                                                                            ------------------      -----------------
                                                                                    1,226,293              1,229,998
                                                                            ------------------      -----------------

---------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Variable rate demand bonds                                                           55,100                 55,100
  Notes payable to associated companies                                                56,224                 90,816
  Accounts payable                                                                     73,636                 98,173
  Accounts payable to associated companies                                             32,823                 36,678
  Other                                                                                61,613                 35,219
                                                                            ------------------      -----------------
                                                                                      279,396                315,986
                                                                            ------------------      -----------------

---------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   198,072                206,245
  Accumulated deferred investment tax credits                                          24,490                 24,907
  Customer advances                                                                    32,007                 34,178
  Pension and other benefit obligations                                                18,261                 18,175
  Other                                                                                59,048                 50,393
                                                                            ------------------      -----------------
                                                                                      331,878                333,898
                                                                            ------------------      -----------------

---------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                               $1,837,567             $1,879,882
                                                                            ==================      =================

---------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                    WISCONSIN POWER AND LIGHT COMPANY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                                 2002              2001
-----------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Cash flows from operating activities:
  Net income                                                                      $15,745          $19,266
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                                 33,506           32,565
     Amortization of nuclear fuel                                                   1,481            1,423
     Deferred tax benefits and investment tax credits                              (4,033)          (4,626)
     Equity income from unconsolidated investments, net                            (4,387)          (4,850)
     Distributions from equity method investments                                   4,227              211
     Other                                                                         (6,808)          (2,373)
  Other changes in assets and liabilities:
     Accounts receivable                                                           12,791            4,914
     Production fuel                                                                2,891            6,280
     Gas stored underground                                                        12,812            7,255
     Prepaid gross receipts tax                                                     6,418            5,772
     Accounts payable                                                             (23,945)         (34,660)
     Accrued taxes                                                                 11,356           10,455
     Benefit obligations and other                                                 27,318           18,244
                                                                          ----------------  ---------------
       Net cash flows from operating activities                                    89,372           59,876
                                                                          ----------------  ---------------

-----------------------------------------------------------------------------------------------------------

Cash flows used for financing activities:
    Common stock dividends                                                        (14,588)         (15,953)
    Preferred stock dividends                                                        (828)            (828)
    Net change in short-term borrowings                                           (34,592)           5,605
    Other                                                                               -               82
                                                                          ----------------  ---------------
      Net cash flows used for financing activities                                (50,008)         (11,094)
                                                                          ----------------  ---------------

-----------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Utility construction expenditures                                             (28,572)         (28,379)
    Nuclear decommissioning trust funds                                           (13,935)         (13,935)
    Other                                                                            (711)          (1,245)
                                                                          ----------------  ---------------
      Net cash flows used for investing activities                                (43,218)         (43,559)
                                                                          ----------------  ---------------

-----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and temporary cash investments                     (3,854)           5,223
                                                                          ----------------  ---------------

-----------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                          4,389            2,584
                                                                          ----------------  ---------------

-----------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                                 $535           $7,807
                                                                          ================  ===============

-----------------------------------------------------------------------------------------------------------

Supplemental cash flows information:
  Cash paid during the period for:
    Interest                                                                      $10,780          $11,662
                                                                          ================  ===============
    Income taxes                                                                   $1,701           $3,984
                                                                          ================  ===============

-----------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                       WISCONSIN POWER AND LIGHT COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    Except as modified below, the Alliant Energy Notes to Consolidated Financial Statements are incorporated by reference insofar as they relate to WP&L.

 1. The interim consolidated financial statements included herein have been prepared by WP&L, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include WP&L and its consolidated subsidiaries. WP&L is a subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in WP&L's latest Annual Report on Form 10-K.

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three months ended March 31, 2002 and 2001, (b) the consolidated financial position at March 31, 2002 and December 31, 2001, and (c) the consolidated statement of cash flows for the three months ended March 31, 2002 and 2001, have been made. Because of the seasonal nature of WP&L's operations, results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

2. WP&L's comprehensive income, and the components of other comprehensive income (loss), net of taxes, for the three months ended March 31 were as follows (in thousands):

                                                                                       2002            2001
                                                                                    ------------    ------------
      Earnings available for common stock                                              $14,917         $18,438

        Other comprehensive income (loss):
           Unrealized gains (losses) on derivatives qualified as hedges:
              Unrealized holding gains arising during period, net of tax                   222             964
              Less:  reclassification adjustment for gains (losses) included in
                earnings available for common stock, net of tax                          4,287          (3,781)
                                                                                    ------------    ------------
           Net unrealized gains (losses) on qualifying derivatives                      (4,065)          4,745
                                                                                    ------------    ------------
        Other comprehensive income (loss)                                               (4,065)          4,745

                                                                                    ------------    ------------
      Comprehensive income                                                             $10,852         $23,183
                                                                                    ============    ============

3. Certain financial information relating to WP&L's significant business segments is presented below. Intersegment revenues were not material to WP&L's operations.

                                                       Electric        Gas          Other         Total
                                                    --------------------------------------------------------
                                                                         (in thousands)
     Three Months Ended March 31, 2002
     ---------------------------------
     Operating revenues                                 $171,759      $56,499         $1,290      $229,548
     Operating income                                     18,509        5,248            386        24,143
     Earnings available for common stock                                              14,917        14,917

     Three Months Ended March 31, 2001
     ---------------------------------
     Operating revenues                                 $190,391     $125,632         $1,153      $317,176
     Operating income                                     30,671        6,120            185        36,976
     Earnings available for common stock                                              18,438        18,438


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The primary first tier subsidiaries of Alliant Energy include: IP&L, WP&L, Resources and Corporate Services. Among various other regulatory constraints, Alliant Energy is operating as a registered public utility holding company subject to the limitations imposed by PUHCA. This MD&A includes information relating to Alliant Energy, IP&L and WP&L (as well as Resources and Corporate Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report as well as the financial statements, notes and MD&A included in Alliant Energy's, IP&L's and WP&L's latest Annual Report on Form 10-K.

                          FORWARD-LOOKING STATEMENTS

Statements contained in this report (including MD&A) that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: factors listed in "Other Matters - Other Future Considerations" and in "Future Earnings Outlook;" weather effects on sales and revenues; general economic and political conditions in Alliant Energy's domestic service territories; federal, state and international regulatory or governmental actions, including issues associated with the deregulation of the domestic utility industry and the ability to obtain adequate and timely rate relief; unanticipated construction and acquisition expenditures; issues related to stranded costs and the recovery thereof; unanticipated issues related to the supply of purchased electricity and price thereof; unexpected issues related to the operations of Alliant Energy's nuclear facilities; unanticipated costs associated with certain environmental remediation efforts being undertaken by Alliant Energy and with environmental compliance generally; unanticipated developments that adversely impact Alliant Energy's strategy to grow its non-regulated businesses; Alliant Energy's ability to identify and successfully complete acquisitions and development projects; improved results from Alliant Energy's Brazil investments, as well as continued growth in earnings from its China investments; unanticipated shifts in earnings at Whiting; continued improved profitability of Alliant Energy's other non-regulated businesses as a whole, including the Integrated Services and Generation and Trading business units; no material permanent declines in the fair market value of, or expected cash flows from, Alliant Energy's investments; technological developments; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; political, legal, economic and exchange rate conditions in foreign countries Alliant Energy has investments in; and changes in the rate of inflation. Alliant Energy assumes no obligation, and disclaims any duty, to update the forward-looking statements in this report.

                            UTILITY INDUSTRY REVIEW

A summary of the regulatory environment is included in the Form 10-K filed by Alliant Energy, IP&L and WP&L for the year ended December 31, 2001. Set forth below are several recent developments relating to the regulatory environment.

Overview - In September 2001, six electric utility companies, including IESU
--------
and IPC, filed an application with FERC to create TRANSLink, a for-profit, transmission-only company. In April 2002, FERC conditionally approved the formation of TRANSLink and TRANSLink's participation in the Midwest ISO. Current plans call for IP&L to contribute its transmission assets, which have an estimated net book value of approximately $317 million, to TRANSLink in exchange for a corresponding ownership interest in TRANSLink. The TRANSLink proposal is also subject to receipt of all required state regulatory approvals. TRANSLink is currently expected to be operational in 2003.

FERC is pursuing a redesign of the electric wholesale markets and is expected to issue proposed market rules in the Summer of 2002, which will define the manner in which electric markets operate and the role that RTOs will perform in that market. Alliant Energy cannot presently predict the impact these proposed rules may have on its financial condition and results of operations.

Rates and Regulatory Matters
----------------------------
WP&L - In April 2002, the PSCW issued an interim rate order in WP&L's current retail rate case authorizing a total increase of approximately $49 million ($34 million for retail electric and $15 million for retail natural gas).
The interim rates became effective April 25, 2002, and if final rates are set lower than interim rates, customers would receive a refund of the difference, plus interest. As of April 2002, WP&L's final rate request totaled $85 million ($58 million for retail electric, $25 million for retail natural gas and $2 million for water) and final rates, as approved by the PSCW, are expected to be implemented in late June or early July 2002. Also, in February 2002, WP&L filed a $6.2 million request with FERC for new wholesale electric base rates. In May 2002, WP&L filed a $59 million ($48 million for retail electric, $10 million for retail natural gas and $1 million for retail water) base rate increase request with the PSCW to be effective on January 1, 2003. This 2003 increase is related to infrastructure investments in reliability, fuel and purchased-power costs, and costs related to increasing the amount of WP&L's equity.

In March 2002, WP&L filed with the PSCW to refund approximately $4 million to customers based on lower than projected fuel and purchased-power costs in 2001. In addition, in March 2002, WP&L filed with and received approval from the PSCW for a decrease in retail electric rates of approximately $19 million, effective March 23, 2002, based on lower 2002 fuel and purchased-power costs. The refund amounts ultimately provided by WP&L are subject to PSCW approval. WP&L had recorded the necessary reserves for refunds at March 31, 2002.

IP&L - In March 2002, IP&L filed an electric base rate case with the IUB requesting an increase in electric revenues of approximately $82 million for recovery of its investments in its infrastructure that are intended to enable IP&L to continue delivering reliable utility service. Also in March 2002, IP&L filed a request for interim rate relief related to such filing of approximately $22 million. If granted, the interim and final rate increases will go into effect, subject to refund, no later than 90 days and 10 months, respectively, after the filing. IP&L plans on filing a natural gas base rate case with the IUB in the Summer of 2002.

In January 2001, the IUB issued an order requiring IESU and IPC to file a joint fuel procurement plan for the purpose of evaluating the reasonableness of the Iowa utilities' fuel procurement contracts. In April 2002, the IUB issued an order which found no reason to require a refund of past fuel and purchased-power cost collections or disallow recovery of ongoing collections. However, the IUB indicated it will continue to examine in other forums several issues related to purchased-power contracts, the design of the fuel cost recovery mechanism and long-term planning practices. IP&L cannot presently predict the impact this matter may have on its financial condition and results of operations.

                     ALLIANT ENERGY RESULTS OF OPERATIONS

Unless otherwise noted, all "per share" references in the Results of Operations section refer to earnings per diluted share.

Overview - First Quarter Results - Alliant Energy's EPS for the first quarter
--------------------------------
of 2002 and 2001 were as follows:

                                                                                         2002        2001
                                                                                       --------    --------
EPS per accounting principles generally accepted in the U.S.                             $0.11       $0.12
Plus:  EPS related to non-cash SFAS 133 valuation charges:
         Electricity derivatives of a foreign affiliate of Alliant Energy                  --         0.30
         30-year exchangeable senior notes                                                0.02        0.03
       Valuation charge related to Alliant Energy's McLeod investment                     0.14         --
Less:  EPS related to non-cash SFAS 133 income from the valuation of electricity
           derivatives of a foreign affiliate of Alliant Energy                           0.22         --
                                                                                       --------    --------
Adjusted EPS                                                                             $0.05       $0.45
                                                                                       ========    ========

The first quarter 2002 decrease in adjusted earnings was primarily due to a decrease from Alliant Energy's non-regulated businesses of $0.31 per share. Contributing to the decrease were lower earnings from Alliant Energy's:
Investments business unit of $0.16 per share; the Integrated Services business unit of $0.07 per share; the International business unit of $0.04 per share; and a $0.04 per share asset valuation charge at Alliant Energy's Energy Technologies division. Earnings from utility operations decreased $0.08 per share due to increased operating expenses and lower electric and gas margins.

In the previous table, all of the adjustments to EPS per accounting principles generally accepted in the U.S. were recorded at Alliant Energy's non-regulated businesses. The lower earnings from the Investments business unit were largely due to a 64% decrease in Whiting's average gas sales prices compared to the extraordinarily high gas prices of the first quarter of 2001. A 28% decrease in average oil sales prices and decreased oil volumes sold also contributed to the earnings decrease. These items were partially offset by an increase in gas sales volumes. The reduced earnings at the Integrated Services business unit were primarily due to recording an asset valuation charge of $0.06 per share in the first quarter of 2002 related to its $10 million investment in Enermetrix, an energy technology start-up enterprise. Alliant Energy divested its ownership interest in Enermetrix in the second quarter of 2002. The decrease in income from the International business unit was primarily due to lower results from its Southern Hydro generation investment in Australia. Such earnings decrease resulted from lower sales due to mild weather conditions and lower spot market prices. A slight increase in earnings from Alliant Energy's China investments was offset by a modest decrease in earnings from its Brazil investments. Due to Brazil's drought conditions, earnings were negatively impacted in the first quarter of 2002 by a government-imposed rationing program. Brazil has recently received significant rainfall and, therefore, the government completely lifted its rationing program effective March 1, 2002. As a result, Alliant Energy expects electricity sales to begin returning to more normal levels through the rest of the year. In addition, wholesale spot market prices in Brazil have been unusually low. These lower market prices have impacted the profitability of a new thermal plant constructed by Alliant Energy and its Brazilian partners that began operating in late 2001. Alliant Energy's Energy Technologies division recorded an asset valuation charge of $0.04 per share in the first quarter of 2002 related to its $10 million investment in Capstone, a publicly-traded microturbine producer.

Electric Utility Operations - Electric margins and MWh sales for Alliant
---------------------------
Energy for the three months ended March 31 were as follows (in thousands):

                                            Revenues and Costs                        MWhs Sold
                                  --------------------------------------- -----------------------------------
                                        2002          2001       Change      2002       2001       Change
                                  --------------------------------------- -----------------------------------
Residential                           $137,247      $149,687      (8%)       1,874       1,971       (5%)
Commercial                              77,792        85,054      (9%)       1,295       1,331       (3%)
Industrial                             108,080       116,667      (7%)       2,846       2,982       (5%)
                                  ----------------------------            -----------------------
   Total from ultimate customers       323,119       351,408      (8%)       6,015       6,284       (4%)
Sales for resale                        36,410        48,423     (25%)       1,202       1,257       (4%)
Other                                   11,233        12,112      (7%)          44          42        5%
                                  ----------------------------            -----------------------
   Total revenues/sales                370,762       411,943     (10%)       7,261       7,583       (4%)
                                                                          =======================
Electric production fuels expense       58,760        68,274     (14%)
Purchased-power expense                 72,337        98,733     (27%)
                                  ----------------------------
   Margin                             $239,665      $244,936      (2%)
                                  ============================


Electric margin decreased $5.3 million, or 2%, primarily related to decreased retail sales due to extremely mild weather in the first quarter of 2002 and a continuing sluggish economy in the upper Midwest. Reduced energy conservation revenues also contributed to the decrease. These items were partially offset by lower purchased-power and fuel costs and increased sales from continued retail customer growth. The economic slowdown had the most significant impact on electric industrial sales, which were down nearly 5% for the three-month period. Refer to "Utility Industry Review - Rates and Regulatory Matters" for discussion of various rate filings.

Gas Utility Operations - Gas margins and Dth sales for Alliant Energy for the
----------------------
three months ended March 31 were as follows (in thousands):

                                          Revenues and Costs                      Dths Sold
                                 -----------------------------------  ----------------------------------
                                     2002         2001       Change      2002       2001      Change
                                 -----------------------------------  ----------------------------------
Residential                         $76,586     $166,557      (54%)      13,419     15,580     (14%)
Commercial                           37,996       89,055      (57%)       7,830      9,059     (14%)
Industrial                            6,041       14,623      (59%)       1,469      1,630     (10%)
Transportation/other                  7,618       19,583      (61%)      12,814     13,959      (8%)
                                 --------------------------           ----------------------
   Total revenues/sales             128,241      289,818      (56%)      35,532     40,228     (12%)
                                                                      ======================
Cost of utility gas sold             83,756      238,258      (65%)
                                 --------------------------
   Margin                           $44,485      $51,560      (14%)
                                 ==========================


Gas revenues and cost of utility gas sold decreased significantly due to the large decrease in natural gas prices from the first quarter of 2001. Due to Alliant Energy's rate recovery mechanisms for gas costs, these increases alone had little impact on gas margin. Gas margin decreased $7.1 million, or 14%, primarily due to the impact of lower sales resulting from extremely mild weather in the first quarter of 2002 and continued sluggish economic conditions in the upper Midwest. Reduced energy conservation revenues also contributed to the decrease. These items were partially offset by increased sales from continued retail customer growth and improved performance related to WP&L's performance-based commodity cost recovery program. Refer to "Utility Industry Review - Rates and Regulatory Matters" for discussion of various rate filings.

Non-regulated and Other Revenues - Details regarding Alliant Energy's
--------------------------------
non-regulated and other revenues and data relating to Whiting's oil and gas operations for the three months ended March 31 were as follows:


Non-regulated and other revenues (in thousands):                2002            2001
                                                            --------------  --------------
   Integrated Services                                          $57,206         $84,199
   Investments:
        Whiting                                                  21,848          42,776
        Other                                                    10,786          10,609
   International                                                 27,852           6,287
   Other                                                         19,542           7,081
                                                            --------------  --------------
                                                               $137,234        $150,952
                                                            ==============  ==============
Whiting's volumes sold (in thousands):
     Oil (barrels)                                                 466             565
     Gas (Dth)                                                   4,943           4,322
Whiting's average product prices:
     Oil                                                        $18.50          $25.71
     Gas                                                         $2.34           $6.45


The decreased Integrated Services revenues were primarily due to decreased gas revenues resulting from lower natural gas prices and volumes sold. Reduced revenues at Whiting were primarily due to lower oil and gas prices and lower oil volumes, partially offset by higher gas volumes. International revenues increased primarily due to the acquisitions of additional combined heat and power facilities in China in 2001. Other revenues increased primarily due to the fourth quarter 2001 acquisition of a controlling interest in SmartEnergy, Inc., an energy services company operating in competitive energy markets.

Other Operating Expenses - Other operation and maintenance expenses for the
------------------------
three months ended March 31 were as follows (in thousands):

                                           2002             2001
                                       --------------  ----------------
Utility                                   $131,763        $130,089
Integrated Services                         52,622          80,186
Investments:
     Whiting                                11,742          11,729
     Other                                   6,866           7,063
International                               22,473           8,464
Other                                       13,337             665
                                       --------------  ----------------
                                          $238,803        $238,196
                                       ==============  ================

The utility increase was primarily due to increased generation, employee benefits and energy delivery costs, largely offset by reduced energy conservation expenses. Alliant Energy's remaining price freezes (which were implemented in connection with the three-way merger in 1998) expired in April 2002. Alliant Energy is addressing the recovery of its utility cost increases related to ongoing investments to continue providing safe and reliable utility service through rate filings in Wisconsin, Iowa and with FERC in 2002 (refer to "Utility Industry Review - Rates and Regulatory Matters" for additional information). The Integrated Services decrease was primarily due to decreased gas costs resulting from lower natural gas prices and volumes sold. The increase at the International business unit was primarily due to the 2001 China acquisitions. Other increased primarily due to expenses of SmartEnergy, Inc.

Depreciation and amortization expense increased $2.1 million, primarily due to increased earnings on the WP&L nuclear decommissioning trust fund and utility property additions. Such increases were partially offset by $3.4 million from the implementation of lower depreciation rates at IP&L on January 1, 2002, resulting from an updated depreciation study, and lower decommissioning expense based on reduced funding levels at WP&L. The accounting for earnings on the nuclear decommissioning trust fund results in no net income impact. Miscellaneous, net income increases for earnings on the trust fund and the corresponding offset is recorded through depreciation expense at WP&L.

Interest Expense and Other - Equity income (loss) from Alliant Energy's
--------------------------
unconsolidated investments for the three months ended March 31 was as follows (in thousands):
                                           2002           2001
                                       -------------  -------------
Australia/New Zealand                       $21.1         ($15.2)
ATC                                           4.1            4.8
China                                         0.3            1.4
Cargill-Alliant                              (0.2)           3.0
Brazil                                       (1.7)          (1.5)
Other                                         0.1            0.4
                                       -------------  -------------
                                            $23.7          ($7.1)
                                       =============  =============

Equity income from unconsolidated investments increased $30.8 million, primarily due to a $36.5 million increase in income at Alliant Energy's Australian investment (Southern Hydro), partially offset by reduced income at Alliant Energy's electricity trading joint venture due to fewer weather-related trading opportunities. The Southern Hydro increase included a $38.8 million increase in pre-tax non-cash SFAS 133 valuation income associated with their electricity derivatives. Such increase was partially offset by lower sales due to mild weather conditions and lower spot market prices. In March 2002, Alliant Energy acquired a controlling interest in Southern Hydro and therefore changed from the equity method of accounting to the consolidation method at such time.

In the first quarter of 2002, Alliant Energy wrote down its investment in McLeod available-for-sale securities to a value of $0.18 per share, the price it traded at prior to Nasdaq halting trading upon McLeod's bankruptcy filing. The write-down resulted in a pre-tax asset valuation charge of $21.2 million. Refer to Note 8 of Alliant Energy's Notes to Consolidated Financial Statements and "Other Matters - Other Future Considerations" for further discussion.

Miscellaneous, net income decreased $3.7 million, largely due to pre-tax asset valuation charges for other-than-temporary declines in value of Alliant Energy's investments in Enermetrix ($8.5 million charge) and Capstone ($5.0 million charge). These charges were partially offset by pre-tax non-cash SFAS 133 valuation income of $7.1 million associated with electricity derivatives at Southern Hydro after the investment was consolidated and increased earnings on the nuclear decommissioning trust funds.

Income Taxes - The effective income tax rates for the first quarter of 2002
------------
and 2001 were 33.0% and 33.9%, respectively.

Cumulative Effect of a Change in Accounting Principle - In the first quarter
-----------------------------------------------------
of 2001, Alliant Energy recorded a charge of $12.9 million relating to the adoption of SFAS 133 on January 1, 2001 at Southern Hydro.

                          IP&L RESULTS OF OPERATIONS

Overview - First Quarter Results - Earnings available for common stock
--------------------------------
decreased $2.8 million, primarily due to lower gas margins, higher energy delivery and generation expenses and lower electric sales. These items were partially offset by lower purchased-power costs.

Electric Utility Operations - Electric margins and MWh sales for IP&L for the
---------------------------
three months ended March 31 were as follows (in thousands):

                                            Revenues and Costs                         MWhs Sold
                                  --------------------------------------- -------------------------------------
                                      2002          2001        Change        2002        2001       Change
                                  --------------------------------------- -------------------------------------
Residential                            $75,965       $83,109      (9%)        1,023        1,064       (4%)
Commercial                              46,081        50,527      (9%)          788          789       --
Industrial                              62,867        68,399      (8%)        1,834        1,886       (3%)
                                  ----------------------------            -------------------------
   Total from ultimate customers       184,913       202,035      (8%)        3,645        3,739       (3%)
Sales for resale                         7,998        13,080     (39%)          309          412      (25%)
Other                                    6,092         6,437      (5%)           27           26        4%
                                  ----------------------------            -------------------------
   Total revenues/sales                199,003       221,552     (10%)        3,981        4,177       (5%)
                                                                          =========================
Electric production fuels expense       28,492        33,202     (14%)
Purchased-power expense                 28,159        46,363     (39%)
                                  ----------------------------
   Margin                             $142,352      $141,987      --
                                  ============================


Electric margin increased $0.4 million, primarily due to decreased purchased-power capacity costs and increased sales from continued retail customer growth. These items were largely offset by lower sales due to extremely mild weather conditions in the first quarter of 2002 compared to 2001 and a continuing sluggish economy in the upper Midwest as well as reduced energy conservation revenues of $5.1 million. The recovery for energy conservation revenues in Iowa is in accordance with IUB orders (a portion of these recoveries is offset as they are also amortized to expense in other operation and maintenance expense). Refer to "Utility Industry Review - Rates and Regulatory Matters - IP&L" for discussion of an IP&L rate filing.

Gas Utility Operations - Gas margins and Dth sales for IP&L for the three
----------------------
months ended March 31 were as follows (in thousands):

                                           Revenues and Costs                          Dths Sold
                                 ---------------------------------------  ------------------------------------
                                      2002          2001       Change        2002         2001       Change
                                 ---------------------------------------  ------------------------------------
Residential                          $43,860        $99,464     (56%)          7,938       9,472      (16%)
Commercial                            21,503         52,059     (59%)          4,496       5,375      (16%)
Industrial                             3,467          8,957     (61%)            884       1,050      (16%)
Transportation/other                   2,912          3,706     (21%)          7,926       8,555       (7%)
                                 ----------------------------             -------------------------
   Total revenues/sales               71,742        164,186     (56%)         21,244      24,452      (13%)
                                                                          =========================
Cost of gas sold                      46,360        132,006     (65%)
                                 ----------------------------
   Margin                            $25,382        $32,180     (21%)
                                 ============================


Gas revenues and cost of gas sold decreased significantly due to the large decrease in natural gas prices from the first quarter of 2001. Such decreases alone had no impact on IP&L's gas margin given its rate recovery mechanism for gas costs. Gas margin decreased $6.8 million, or 21%, primarily due to reduced energy conservation revenues of $3.6 million and the impact of lower sales resulting from extremely mild weather in the first quarter of 2002 compared to 2001 and continued sluggish economic conditions in the upper Midwest. Refer to "Utility Industry Review - Rates and Regulatory Matters - IP&L" for discussion of an upcoming IP&L rate filing.

Other Operating Expenses - Other operation and maintenance expenses decreased
------------------------
$3.8 million, primarily due to a decrease of $7.7 million in energy conservation expenses, partially offset by increased energy delivery and generation expenses.

Depreciation and amortization expense decreased $0.7 million, primarily due to $3.4 million from the implementation of lower depreciation rates on January 1, 2002, resulting from an updated depreciation study, largely offset by property additions.

Income Taxes - The effective income tax rates were 44.7% and 39.4% for the
------------
first quarter of 2002 and 2001, respectively. The increase was primarily due to increases in property-related temporary differences for which deferred taxes are not provided pursuant to rate making principles.

                          WP&L RESULTS OF OPERATIONS

Overview - First Quarter Results - Earnings available for common stock
--------------------------------
decreased $3.5 million, primarily due to lower electric margins and increased other operation and maintenance expenses.

Electric Utility Operations - Electric margins and MWh sales for WP&L for the
---------------------------
three months ended March 31 were as follows (in thousands):

                                            Revenues and Costs                         MWhs Sold
                                  --------------------------------------- -------------------------------------
                                      2002          2001        Change        2002        2001       Change
                                  --------------------------------------- -------------------------------------
Residential                           $61,282       $66,578       (8%)          851          907       (6%)
Commercial                             31,711        34,527       (8%)          507          542       (6%)
Industrial                             45,213        48,268       (6%)        1,012        1,096       (8%)
                                  ----------------------------            --------------------------
   Total from ultimate customers      138,206       149,373       (7%)        2,370        2,545       (7%)
Sales for resale                       28,412        35,343      (20%)          894          845        6%
Other                                   5,141         5,675       (9%)           17           16        6%
                                  ----------------------------            --------------------------
   Total revenues/sales               171,759       190,391      (10%)        3,281        3,406       (4%)
                                                                          ==========================
Electric production fuels expense      30,269        35,072      (14%)
Purchased-power expense                44,177        52,370      (16%)
                                  ----------------------------
   Margin                             $97,313      $102,949       (5%)
                                  ============================


Electric margin decreased $5.6 million, or 5%, primarily due to lower sales resulting from continued sluggish economic conditions in the upper Midwest and extremely mild weather conditions in the first quarter of 2002, partially offset by lower fuel and purchased-power costs impacting margin and increased sales from continued retail customer growth. Refer to "Utility Industry Review - Rates and Regulatory Matters - WP&L" for information on WP&L's rate filings.

Gas Utility Operations - Gas margins and Dth sales for WP&L for the three
----------------------
months ended March 31 were as follows (in thousands):

                                           Revenues and Costs                          Dths Sold
                                 ---------------------------------------  -------------------------------------
                                      2002          2001       Change        2002        2001        Change
                                 ---------------------------------------  -------------------------------------
Residential                          $32,726        $67,093      (51%)         5,481       6,108      (10%)
Commercial                            16,493         36,996      (55%)         3,334       3,684      (10%)
Industrial                             2,574          5,666      (55%)           585         580        1%
Transportation/other                   4,706         15,877      (70%)         4,888       5,404      (10%)
                                 -----------------------------            ------------------------
   Total revenues/sales               56,499        125,632      (55%)        14,288      15,776       (9%)
                                                                          ========================
Cost of gas sold                      37,396        106,252      (65%)
                                 -----------------------------
   Margin                            $19,103        $19,380       (1%)
                                 =============================


Gas revenues and cost of gas sold decreased significantly due to the large decrease in natural gas prices from the first quarter of 2001. Due to WP&L's rate recovery mechanism for gas costs, these decreases alone had little impact on gas margin. Gas margin decreased $0.3 million, or 1%, primarily from lower sales due to the extremely mild weather conditions in the first quarter of 2002 and continued sluggish economic conditions in the upper Midwest. These items were partially offset by increased sales from continued retail customer growth and improved performance related to WP&L's performance-based commodity cost recovery program. Refer to "Utility Industry Review - Rates and Regulatory Matters - WP&L" for information on WP&L's rate filings.

Other Operating Expenses - Other operation and maintenance expenses increased
------------------------
$5.5 million, primarily due to increased generation and employee benefits expenses.

Depreciation and amortization expense increased $0.9 million, primarily due to increased earnings on the nuclear decommissioning trust fund, partially offset by lower decommissioning expense based on reduced funding levels. The accounting for earnings on the nuclear decommissioning trust fund results in no net income impact. Miscellaneous, net income is increased for earnings on the trust fund, which is offset in depreciation expense.

Interest Expense and Other - Miscellaneous, net income increased $6.6
--------------------------
million, primarily due to increased earnings on the nuclear decommissioning trust fund.

Income Taxes - The effective income tax rates were 37.4% and 38.4% for the
------------
first quarter of 2002 and 2001, respectively.

                        LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Three-Month Periods - Alliant Energy's cash flows from
--------------------------------------
financing activities increased $32 million primarily due to changes in the amount of debt issued and retired. IP&L's cash flows used for financing activities increased $37 million primarily due to changes in the amount of debt issued and retired. WP&L's cash flows from operating activities increased $29 million primarily due to changes in working capital; and cash flows used for financing activities increased $39 million primarily due to changes in the amount of debt issued and retired.

Short-Term  Debt - In March 2002,  Alliant Energy filed an application  with the
----------------
SEC requesting, among other things, authority through December 31, 2004, for Alliant Energy to issue and sell up to an aggregate amount of $1 billion of short-term debt outstanding at any one time, Alliant Energy to guarantee borrowings by Resources in an aggregate amount that would not exceed $700 million at any one time, IP&L to issue short-term debt in a principal amount which would not at any time exceed $300 million and to modify the utility money pool agreement in certain respects. It is currently anticipated that WP&L will withdraw from the utility money pool during the second quarter of 2002 and meet its short-term borrowing needs by issuing its own commercial paper at rates similar to the money pool rates.

Environmental - A summary of Alliant Energy's environmental matters is
-------------
included in the Form 10-K filed by Alliant Energy, IP&L and WP&L for the year ended December 31, 2001. Alliant Energy's, IP&L's and WP&L's environmental matters have not changed materially from those reported in the 2001 Form 10-K.

Construction and Acquisition Expenditures - Under the Power Iowa program,
-----------------------------------------
IP&L recently announced plans to build a 500 MW natural gas-fired facility in Iowa which is expected to be operational in 2004. IP&L currently estimates it will cost nearly $400 million to construct the plant.

                                 OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy's primary
-----------------------------------------------
market risk exposures are associated with interest rates, commodity prices, equity prices and currency exchange rates. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. A summary of Alliant Energy's market risks is included in the Form 10-K filed by Alliant Energy, IP&L and WP&L for the year ended December 31, 2001. Alliant Energy's market risks have not changed materially from those reported in the 2001 Form 10-K.

Critical Accounting Policies - A summary of Alliant Energy's critical
----------------------------
accounting policies is included in the Form 10-K filed by Alliant Energy, IP&L and WP&L for the year ended December 31, 2001. Alliant Energy's critical accounting policies have not changed materially from those reported in the 2001 Form 10-K.

Other Future Considerations - In addition to items discussed earlier in MD&A,
---------------------------
the following items could impact Alliant Energy's future financial condition or results of operations:

On April 17, 2002, McLeod announced its pre-negotiated plan of reorganization had become effective and it had emerged from Chapter 11 bankruptcy protection. As a result, on April 18, 2002, McLeod's new common stock resumed trading on Nasdaq. The plan of reorganization included the cancellation of all the old common stock of McLeod and the issuance of new common stock to various claimants identified in the plan. In May 2002, Alliant Energy expects to receive its initial distribution under the plan of approximately 3.3 million shares of new common stock of McLeod (for SFAS 115 purposes, Alliant Energy will classify 2.4 million shares as available-for-sale and 0.9 million shares as trading). The ultimate number of new common shares to be issued to Alliant Energy under the plan is dependent on the resolution of disputed claims against McLeod. McLeod has reserved 18 million shares of new common stock pending such resolution. The reserved shares remaining, if any, after resolution of the disputed claims, will be distributed pro-rata to the holders of the old common stock as of the distribution record date. Depending on the resolution of the disputed claims, Alliant Energy could receive anywhere from zero to 1.6 million shares of additional new McLeod common stock. With the initial receipt of the new common shares under the plan and the resumption of trading on Nasdaq in the second quarter of 2002, Alliant Energy will resume accounting for its McLeod investment under SFAS 115. Alliant Energy currently expects to incur an additional impairment charge in the second quarter of 2002 upon the resumption of accounting under SFAS 115. Refer to Note 8 of Alliant Energy's Notes to Consolidated Financial Statements for additional information.

                            FUTURE EARNINGS OUTLOOK

Alliant Energy has revised its guidance for estimated adjusted earnings in 2002 to a range of $2.10 to $2.30 per diluted share from its previous guidance of $2.45 to $2.65. The guidance does include the asset valuation charges of $0.10 per share recorded in the first quarter of 2002 related to Alliant Energy's Enermetrix and Capstone investments. Adjusted earnings are reported (accounting principles generally accepted in the U.S.) earnings excluding the impact of certain non-cash SFAS 133 valuation adjustments, the asset valuation charge recorded in the first quarter of $0.14 per share related to Alliant Energy's McLeod investment (and any additional potential charges Alliant Energy may incur in 2002 related to its McLeod investment), gains or losses realized from potential sales of non-strategic assets or the potential Brazil charge as discussed later.

The reduction in the earnings guidance was largely the result of the following factors:

o Weather: Alliant Energy's domestic utility business was negatively impacted by extremely mild weather conditions in the Midwest in the first quarter of 2002.
o Economy: Alliant Energy's utility and Integrated Services businesses continued to be impacted by weaker than expected economic conditions in the first quarter of 2002. Alliant Energy believes signs of an economic recovery are evident, which may translate into improved financial results by these businesses in the latter half of 2002.
o Rate cases: Uncertainty regarding the timing and potential amount of recovery from Alliant Energy's pending utility rate filings in several jurisdictions. Alliant Energy's remaining price freezes expired in April 2002. Alliant Energy has been earning less than its authorized rate of returns in these jurisdictions and is addressing the recovery of its cost increases through rate filings in Wisconsin, Iowa and with FERC. Alliant Energy is proactively managing the regulatory process in each jurisdiction and expects to have rate relief in place in each jurisdiction later this year.
o Lower oil and gas prices: The updated earnings guidance reflects the impact of lower oil and gas prices than the pricing assumptions utilized in the previous earnings guidance. Oil and gas prices have rebounded somewhat compared to prices in early 2002 so earnings upside exists should such recovery continue and prices eventually stabilize at higher levels.
o Lower results from our Brazil investments: In addition to the anticipated benefits Alliant Energy expects to realize from its electricity sales in Brazil returning to more normal levels, Alliant Energy and its Brazilian partners have taken various actions to improve the results of its Brazilian investments. Such initiatives include executing an extensive operational improvement plan designed to achieve significant reductions in commercial energy losses and enhanced collection of customer receivables. Also, the Brazilian government is conducting a comprehensive review of the electric industry, including the wholesale spot market, and associated regulatory policies. Alliant Energy is an active participant in this process. The restructuring, which is expected to be completed later this year, should produce a more stable and predictable regulatory environment. Material benefits from the operational improvement and industry restructuring initiatives likely will not begin to impact results until the latter half of 2002, however.

Drivers for Alliant Energy's earnings estimates include, but are not limited to:

o Weather conditions in its domestic and international utility service territories
o  Economic development and sales growth in its utility service territories
o  Cost control and operational efficiencies in its utility operations
o Ability of its utility subsidiaries to recover their operating costs, and to earn a reasonable rate of return, in current and future rate proceedings
o Ability to recover its purchased-power and fuel costs, both domestically and internationally
o Improved results of its Brazil investments through factors discussed earlier as well as the continued growth in earnings from its China investments
o Improved earnings from Whiting from current levels, including the recovery and stability of oil and gas prices and continued successful execution of its acquisition strategy
o Continued improved profitability of its other non-regulated businesses as a whole, including the Integrated Services and Generation and Trading business units
o No additional material permanent declines in the fair market value of, or expected cash flows from, Alliant Energy's investments
o  Other stable business conditions, including an improving economy

Alliant Energy is committed to maintaining its dividend at the current rate and its investment-grade credit ratings and reasonable capitalization ratios. Alliant Energy continues its ongoing process of evaluating the sale of certain non-strategic assets and it is possible that gains realized later in 2002 from such sales could offset some or all of Alliant Energy's 2002 asset valuation charges included in its adjusted earnings. Also, potential sales of non-strategic assets would enable Alliant Energy to continue sharpening its strategic focus on its core businesses.

In connection with a regulatory ruling in Brazil, Alliant Energy's Brazil investments recorded an asset in the fourth quarter of 2001 related to revenues to be collected in future periods. Alliant Energy's share of the asset was approximately $35 million. In April 2002, the Brazil legislature approved a law that could unfavorably modify the terms of the original regulatory ruling. The law remains subject to Brazil presidential approval as well as clarification and implementation by the Brazil regulator. While the ultimate outcome could require Alliant Energy to record an accounting charge to write-off some or all of the asset later in 2002, Alliant Energy still expects its Brazil investments to collect a significant portion, if not all, of the revenues in future rates.

Alliant Energy continues to exercise a prudent capital expenditure program while executing its growth strategy, and will limit additional investments in businesses not performing up to its expectations as the focus will be on improved operations and profitability of these businesses. Alliant Energy's strategic plan includes investing in generation and other energy-related projects; better connecting with customers through enhanced service reliability, value-added products and services, and e-business initiatives; and growing the non-regulated side of its business through partnerships and acquisitions in generation projects, oil and gas investments, international markets and other strategic initiatives. Alliant Energy realized 15% and 10% of its adjusted earnings from its non-regulated businesses in 2001 and 2000, respectively, and its goal is to have such businesses contribute more than 25% of its adjusted earnings within the next three years. Alliant Energy believes that successful implementation of these strategies will contribute significantly to Alliant Energy achieving its targeted long-term annual growth rate of 7% to 10% in adjusted earnings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported under
Item 2 MD&A "Other Matters - Market Risk Sensitive Instruments and
Positions."

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In October 2000, Alliant Energy and WP&L filed a federal lawsuit seeking declaratory relief regarding whether certain provisions of WUHCA are unconstitutional as a violation of the interstate commerce and equal protection provisions of the U.S. constitution. Alliant Energy and WP&L are challenging the provisions of WUHCA which restrict ownership in utility holding companies, limit the investments those companies can make and place significant restrictions on companies that invest in Wisconsin utility holding companies. Alliant Energy and WP&L also requested that the court consider the constitutionality of issues related to the asset cap on non-utility investments imposed by WUHCA. Alliant Energy and WP&L were seeking only declaratory relief and not damages in the litigation. In February 2001, the lawsuit was dismissed based on lack of allegations of "injury in fact." Alliant Energy and WP&L filed a motion for reconsideration with the court, which was denied in April 2001. Alliant Energy and WP&L appealed the lower court's rulings to the 7th Circuit Court of Appeals. In January 2002, the 7th Circuit reversed the district court's decision and remanded the case back to the district court for hearing. The trial is scheduled to be held in May 2002. Alliant Energy and WP&L cannot currently predict the outcome of this litigation.

In the second quarter of 1999, WP&L received a demand for arbitration from MG&E pursuant to the terms of joint plant operating agreements between the parties regarding issues of ownership and operation of the Columbia Energy Center. In March 2001, an arbitration panel issued its decision upholding WP&L's position that the plant was well-operated and maintained and in compliance with the terms of the joint plant operating agreements. MG&E moved the state court to certify the arbitration decision, which the court did in December 2001. In February 2002, MG&E filed a motion in the court challenging the sufficiency of resolutions passed by Alliant Energy in conjunction with the arbitration decision. In March 2002, the motion was heard by the court and the judge agreed with MG&E's position, resulting in Alliant Energy having to modify the language of its original resolution. WP&L will review its options once the court issues an order. Alliant Energy and WP&L cannot currently predict the outcome of the court's order.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
    ---------

    None.

(b) Reports on Form 8-K:
    --------------------

    Alliant Energy
    Alliant Energy filed a Current Report on Form 8-K, dated January 1, 2002, as amended by Alliant Energy's Current Report on Form 8-K/A, reporting (under Items 2 and 7) that the merger of IPC with and into IESU was consummated on January 1, 2002.

    Alliant Energy filed a Current Report on Form 8-K, dated January 29, 2002, reporting (under Item 5) that it issued a press release announcing its earnings for the fourth quarter and year ended December 31, 2001.

    IP&L
    IP&L filed a Current Report on Form 8-K, dated January 1, 2002, as amended by IP&L's Current Report on Form 8-K/A, reporting (under Items 2 and 7) that the merger of IPC with and into IESU was consummated on January 1, 2002.

    WP&L - None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May 2002.


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
