Form 10-Q
period 2002-06-30
INTERSTATE POWER & LIGHT CO; ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO
filed 2002-08-09
CIK 52485, 352541, 107832

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2002
                                     -------------

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject
to such filing requirements for the past 90 days.  Yes    X       No
                                                       --------      --------

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

Number of shares outstanding of each class of common stock as of July 31, 2002:
Alliant Energy Corporation                 Common stock, $0.01 par value, 90,949,653 shares outstanding

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

                                                 TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
Part I.         Financial Information                                                                  4

     Item 1.    Consolidated Financial Statements                                                      4

                Alliant Energy Corporation:
                ---------------------------
                Consolidated Statements of Income for the Three and Six Months Ended
                     June 30, 2002 and 2001                                                            4
                Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001                  5
                Consolidated Statements of Cash Flows for the Six Months Ended
                     June 30, 2002 and 2001                                                            7
                Notes to Consolidated Financial Statements                                             8

                Interstate Power and Light Company:
                -----------------------------------
                Consolidated Statements of Income for the Three and Six Months Ended
                     June 30, 2002 and 2001                                                           17
                Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001                 18
                Consolidated Statements of Cash Flows for the Six Months Ended
                     June 30, 2002 and 2001                                                           20
                Notes to Consolidated Financial Statements                                            21

                Wisconsin Power and Light Company:
                ----------------------------------
                Consolidated Statements of Income for the Three and Six Months Ended
                     June 30, 2002 and 2001                                                           23
                Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001                 24
                Consolidated Statements of Cash Flows for the Six Months Ended
                     June 30, 2002 and 2001                                                           26
                Notes to Consolidated Financial Statements                                            27

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                            29

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk                            44

Part II.        Other Information                                                                     44

     Item 1.    Legal Proceedings                                                                     44

     Item 4.    Submission of Matters to a Vote of Security Holders                                   45

     Item 6.    Exhibits and Reports on Form 8-K                                                      47

                Signatures                                                                            48


                                    DEFINITIONS

Certain abbreviations or acronyms used in the text and notes of this combined Form 10-Q are defined below:

Abbreviation or Acronym                       Definition
-----------------------                       ----------
Alliant Energy..............................  Alliant Energy Corporation
ATC.........................................  American Transmission Company LLC
Capstone....................................  Capstone Turbine Corporation
Cargill.....................................  Cargill Incorporated
Cargill-Alliant.............................  Cargill-Alliant, LLC
Corporate Services..........................  Alliant Energy Corporate Services, Inc.
Dth.........................................  Dekatherm
EITF........................................  Emerging Issues Task Force
Enermetrix..................................  Enermetrix, Inc.
EPA.........................................  U.S. Environmental Protection Agency
EPS.........................................  Earnings Per Average Common Share
FASB........................................  Financial Accounting Standards Board
FERC........................................  Federal Energy Regulatory Commission
GAAP........................................  Accounting Principles Generally Accepted in the U.S.
ICC.........................................  Illinois Commerce Commission
IESU........................................  IES Utilities Inc.
IPC.........................................  Interstate Power Company
IP&L........................................  Interstate Power and Light Company
IRS.........................................  Internal Revenue Service
ISO.........................................  Independent System Operator
IUB.........................................  Iowa Utilities Board
KV..........................................  Kilovolt
McLeod......................................  McLeodUSA Incorporated
MD&A........................................  Management's Discussion and Analysis of Financial Condition and
                                              Results of Operations
MG&E........................................  Madison Gas & Electric Company
MPUC........................................  Minnesota Public Utilities Commission
MW..........................................  Megawatt
MWh.........................................  Megawatt-hour
PSCW........................................  Public Service Commission of Wisconsin
PUHCA.......................................  Public Utility Holding Company Act of 1935
Resources...................................  Alliant Energy Resources, Inc.
SEC.........................................  Securities and Exchange Commission
SFAS........................................  Statement of Financial Accounting Standards
SFAS 115....................................  Accounting for Certain Investments in Debt and Equity Securities
SFAS 133....................................  Accounting for Derivative Instruments and Hedging Activities
Southern Hydro..............................  Southern Hydro Partnership
TBD.........................................  To Be Determined
TRANSLink...................................  TRANSLink Transmission Company LLC
U.S. .......................................  United States
Whiting.....................................  Whiting Petroleum Corporation
WP&L........................................  Wisconsin Power and Light Company
WUHCA.......................................  Wisconsin Utility Holding Company Act

                                               PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                               ALLIANT ENERGY CORPORATION
                                      CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                     For the Three Months                  For the Six Months
                                                                        Ended June 30,                        Ended June 30,
                                                                   2002               2001               2002             2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands, except per share amounts)
Operating revenues:
  Electric utility                                                  $412,650          $435,487          $783,412         $847,430
  Gas utility                                                         65,366            63,432           193,607          353,250
  Non-regulated and other                                            137,199           112,922           274,433          263,874
                                                                -------------    --------------     -------------    -------------
                                                                     615,215           611,841         1,251,452        1,464,554
                                                                -------------    --------------     -------------    -------------
----------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                 75,148            77,962           137,758          153,146
  Purchased power                                                     90,681           111,114           163,018          209,847
  Cost of utility gas sold                                            38,719            42,066           122,475          280,324
  Other operation and maintenance                                    227,635           196,986           466,438          435,182
  Depreciation, depletion and amortization                            85,577            86,154           172,309          170,776
  Taxes other than income taxes                                       27,624            29,541            57,190           57,985
                                                                -------------    --------------     -------------    -------------
                                                                     545,384           543,823         1,119,188        1,307,260
                                                                -------------    --------------     -------------    -------------
----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                      69,831            68,018           132,264          157,294
                                                                -------------    --------------     -------------    -------------
----------------------------------------------------------------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                    50,822            47,587            97,829           97,331
  Equity (income) loss from unconsolidated investments                 6,926           (30,926)          (16,785)         (23,853)
  Allowance for funds used during construction                        (1,696)           (3,170)           (3,350)          (5,472)
  Preferred dividend requirements of subsidiaries                      1,682             1,680             3,364            3,360
  Impairment of available-for-sale securities of McLeodUSA Inc.        6,044                 -            27,218                -
  Miscellaneous, net                                                  (1,991)           (3,956)              574           (5,106)
                                                                -------------    --------------     -------------    -------------
                                                                      61,787            11,215           108,850           66,260
                                                                -------------    --------------     -------------    -------------
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                             8,044            56,803            23,414           91,034
                                                                -------------    --------------     -------------    -------------
----------------------------------------------------------------------------------------------------------------------------------
Income taxes                                                           1,729            19,082             7,356           31,246
                                                                -------------    --------------     -------------    -------------
----------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in
   accounting principle, net of tax                                    6,315            37,721            16,058           59,788
                                                                -------------    --------------     -------------    -------------
----------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of a change in accounting
   principle, net of tax                                                   -                 -                 -          (12,868)
                                                                -------------    --------------     -------------    -------------
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                            $6,315           $37,721           $16,058          $46,920
                                                                =============    ==============     =============    =============
----------------------------------------------------------------------------------------------------------------------------------
Average number of common shares outstanding (diluted)                 90,553            79,175            90,304           79,187
                                                                =============    ==============     =============    =============
----------------------------------------------------------------------------------------------------------------------------------
Earnings per average common share (basic and diluted):
   Income before cumulative effect of a change
       in accounting principle                                         $0.07             $0.48             $0.18            $0.75
   Cumulative effect of a change in accounting principle                   -                 -                 -            (0.16)
                                                                -------------    --------------     -------------    -------------
   Net income                                                          $0.07             $0.48             $0.18            $0.59
                                                                =============    ==============     =============    =============
----------------------------------------------------------------------------------------------------------------------------------
Dividends declared per common share                                    $0.50             $0.50             $1.00            $1.00
                                                                =============    ==============     =============    =============
----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                    ALLIANT ENERGY CORPORATION
                              CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                      June 30,          December 31,
ASSETS                                                                  2002               2001
----------------------------------------------------------------------------------------------------
                                                                           (in thousands)
Property, plant and equipment:
  Utility:
    Electric plant in service                                         $5,237,117         $5,123,781
    Gas plant in service                                                 607,764            597,494
    Other plant in service                                               537,301            517,938
    Accumulated depreciation                                          (3,501,099)        (3,374,867)
                                                                  ---------------    ---------------
      Net plant                                                        2,881,083          2,864,346
    Construction work in progress                                        139,541            111,069
    Nuclear fuel, net of amortization                                     44,863             54,811
    Other, net                                                             9,201              7,383
                                                                  ---------------    ---------------
          Total utility                                                3,074,688          3,037,609
                                                                  ---------------    ---------------
  Non-regulated and other:
    Investments:
      Whiting                                                            503,468            396,860
      Affordable housing, transportation and other                       262,592            253,121
    International                                                        259,049            169,522
    Non-regulated generation                                             111,072             60,445
    Integrated Services                                                  109,335            104,740
    Corporate Services and other                                          70,337             55,784
    Accumulated depreciation, depletion and amortization                (250,654)          (215,284)
                                                                  ---------------    ---------------
          Total non-regulated and other                                1,065,199            825,188
                                                                  ---------------    ---------------
                                                                       4,139,887          3,862,797
                                                                  ---------------    ---------------
----------------------------------------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                                     73,397             86,618
  Restricted cash                                                         32,153             43,726
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $9,219 and $8,598, respectively                                  60,829             66,192
    Unbilled utility revenues                                             67,467             71,388
    Other, less allowance for doubtful accounts
      of $2,361 and $319, respectively                                    71,194             73,855
  Income tax refunds receivable                                           67,595             29,474
  Production fuel, at average cost                                        58,370             54,707
  Materials and supplies, at average cost                                 55,245             54,401
  Gas stored underground, at average cost                                 41,223             57,114
  Other                                                                  124,092             89,367
                                                                  ---------------    ---------------
                                                                         651,565            626,842
                                                                  ---------------    ---------------
----------------------------------------------------------------------------------------------------
Investments:
  Investments in unconsolidated foreign entities                         431,907            572,555
  Nuclear decommissioning trust funds                                    338,435            332,953
  Investment in ATC and other                                            244,472            249,013
                                                                  ---------------    ---------------
                                                                       1,014,814          1,154,521
                                                                  ---------------    ---------------
----------------------------------------------------------------------------------------------------
Other assets:
  Regulatory assets                                                      319,721            241,973
  Deferred charges and other                                             547,273            361,549
                                                                  ---------------    ---------------
                                                                         866,994            603,522
                                                                  ---------------    ---------------
----------------------------------------------------------------------------------------------------
Total assets                                                          $6,673,260         $6,247,682
                                                                  ===============    ===============
----------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                             ALLIANT ENERGY CORPORATION
                                CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)


                                                                                  June 30,              December 31,
CAPITALIZATION AND LIABILITIES                                                      2002                    2001
---------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands, except share amounts)
Capitalization:
  Common stock - $0.01 par value - authorized 200,000,000 shares;
    outstanding 90,752,554 and 89,682,334 shares, respectively                           $908                   $897
  Additional paid-in capital                                                        1,272,883              1,239,793
  Retained earnings                                                                   758,460                832,293
  Accumulated other comprehensive loss                                               (189,728)              (152,434)
  Shares in deferred compensation trust - 217,690 and 71,958 shares
    at an average cost of $30.00 and $30.68 per share, respectively                    (6,531)                (2,208)
                                                                          --------------------   --------------------
       Total common equity                                                          1,835,992              1,918,341
                                                                          --------------------   --------------------

  Cumulative preferred stock of subsidiaries, net                                     114,041                113,953
  Long-term debt (excluding current portion)                                        2,637,848              2,457,941
                                                                          --------------------   --------------------
                                                                                    4,587,881              4,490,235
                                                                          --------------------   --------------------
---------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                                                 44,509                 10,506
  Variable rate demand bonds                                                           55,100                 55,100
  Commercial paper                                                                    242,106                 68,389
  Other short-term borrowings                                                          28,448                 84,318
  Accounts payable                                                                    237,104                245,480
  Accrued interest                                                                     37,205                 35,713
  Accrued taxes                                                                       104,150                 90,413
  Other                                                                               189,973                149,818
                                                                          --------------------   --------------------
                                                                                      938,595                739,737
                                                                          --------------------   --------------------
---------------------------------------------------------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   692,325                632,472
  Accumulated deferred investment tax credits                                          57,037                 59,398
  Pension and other benefit obligations                                                96,306                 96,496
  Environmental liabilities                                                            48,253                 49,144
  Other                                                                               210,976                136,822
                                                                          --------------------   --------------------
                                                                                    1,104,897                974,332
                                                                          --------------------   --------------------
---------------------------------------------------------------------------------------------------------------------
Minority interest                                                                      41,887                 43,378
                                                                          --------------------   --------------------
---------------------------------------------------------------------------------------------------------------------
Total capitalization and liabilities                                               $6,673,260             $6,247,682
                                                                          ====================   ====================
---------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                              ALLIANT ENERGY CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   For the Six Months Ended June 30,
                                                                                     2002                    2001
-----------------------------------------------------------------------------------------------------------------------
                                                                                             (in thousands)
Cash flows from operating activities:
  Net income                                                                           $16,058                 $46,920
  Adjustments to reconcile net income to net cash flows
    from operating activities:
    Depreciation, depletion and amortization                                           172,309                 170,776
    Amortization of nuclear fuel                                                        10,417                   8,514
    Amortization of deferred energy efficiency expenditures                              9,030                  20,551
    Deferred tax benefits and investment tax credits                                    (6,110)                (12,210)
    Gains on dispositions of assets, net                                                   (81)                 (6,584)
    Equity income from unconsolidated investments, net                                 (16,785)                (23,853)
    Distributions from equity method investments                                        11,812                   3,517
    Impairment of available-for-sale securities of McLeodUSA Inc.                       27,218                       -
    Other non-cash valuation charges                                                    25,423                  11,088
    Cumulative effect of a change in accounting principle, net of tax                        -                  12,868
    Other                                                                               (7,521)                (10,585)
  Other changes in assets and liabilities:
    Accounts receivable                                                                 11,944                 103,794
    Income tax refunds receivable                                                      (38,121)                 (1,556)
    Gas stored underground                                                              15,891                  13,663
    Accounts payable                                                                     2,874                 (86,559)
    Accrued taxes                                                                       13,737                 (16,394)
    Other changes in working capital                                                    28,401                  (9,595)
                                                                           --------------------    --------------------
       Net cash flows from operating activities                                        276,496                 224,355
                                                                           --------------------    --------------------
-----------------------------------------------------------------------------------------------------------------------
Cash flows from (used for) financing activities:
    Common stock dividends                                                             (89,891)                (78,984)
    Proceeds from issuance of common stock                                              28,711                     515
    Net change in Resources' credit facility                                           192,761                 142,500
    Proceeds from issuance of other long-term debt                                      30,906                 202,459
    Reductions in other long-term debt                                                 (19,999)                (70,154)
    Net change in other short-term borrowings                                           31,484                (168,657)
    Other                                                                               (6,089)                (36,657)
                                                                           --------------------    --------------------
       Net cash flows from (used for) financing activities                             167,883                  (8,978)
                                                                           --------------------    --------------------
-----------------------------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
    Construction and acquisition expenditures:
       Non-regulated businesses                                                       (266,216)               (197,181)
       Regulated domestic utilities                                                   (173,774)               (148,276)
       Corporate Services and other                                                    (16,903)                (15,523)
    Nuclear decommissioning trust funds                                                (17,658)                (17,658)
    Proceeds from formation of ATC and other asset dispositions                          1,762                 106,538
    Other                                                                               15,189                  (2,856)
                                                                           --------------------    --------------------
       Net cash flows used for investing activities                                   (457,600)               (274,956)
                                                                           --------------------    --------------------
-----------------------------------------------------------------------------------------------------------------------
Net decrease in cash and temporary cash investments                                    (13,221)                (59,579)
                                                                           --------------------    --------------------
-----------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                              86,618                 148,415
                                                                           --------------------    --------------------
-----------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                                   $73,397                 $88,836
                                                                           ====================    ====================
-----------------------------------------------------------------------------------------------------------------------
Supplemental cash flows information:
    Cash paid during the period for:
       Interest                                                                        $95,213                 $95,352
                                                                           ====================    ====================
       Income taxes, net of refunds                                                     $4,528                 $53,270
                                                                           ====================    ====================
    Noncash investing and financing activities:
       Capital lease obligations incurred and other                                       $473                 $19,664
                                                                           ====================    ====================
-----------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          ALLIANT ENERGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 1. The interim consolidated financial statements included herein have been prepared by Alliant Energy, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include Alliant Energy and its consolidated subsidiaries (including IP&L, WP&L, Resources and Corporate Services). These financial statements should be read in conjunction with the financial statements and the notes thereto included in Alliant Energy's, IP&L's and WP&L's latest Annual Report on Form 10-K.

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and six months ended June 30, 2002 and 2001, (b) the consolidated financial position at June 30, 2002 and December 31, 2001, and (c) the consolidated statement of cash flows for the six months ended June 30, 2002 and 2001, have been made. Because of the seasonal nature of Alliant Energy's utility operations, results for the three and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

2. Alliant Energy's comprehensive loss, and the components of other comprehensive loss, net of taxes, for the three and six months ended June 30 were as follows (in thousands):

                                                                     Three Months                       Six Months
                                                              ----------------------------     -----------------------------
                                                                 2002            2001             2002             2001
                                                              ------------    ------------     ------------    -------------
Net income                                                        $6,315         $37,721          $16,058          $46,920
  Other comprehensive loss:
     Unrealized gains (losses) on securities:
       Unrealized holding losses arising during
         period, net of tax (1)                                   (4,810)       (102,465)         (10,160)        (230,085)
       Less:  reclassification adjustment for losses
         included in net income, net of tax (2)                   (3,538)             --          (19,723)              --
                                                              ------------    ------------     ------------    -------------
     Net unrealized gains (losses) on securities                  (1,272)       (102,465)           9,563         (230,085)
                                                              ------------    ------------     ------------    -------------
     Foreign currency translation adjustments                    (50,257)        (21,138)         (43,385)         (68,730)
                                                              ------------    ------------     ------------    -------------
     Unrealized gains (losses) on derivatives
         qualified as hedges:
       Unrealized holding losses arising during period,
         net of tax                                                 (631)           (758)             (66)            (488)
       Less:  reclassification adjustment for gains (losses)
         included in net income, net of tax                         (651)             15            3,406           (3,782)
                                                              ------------    ------------     ------------    -------------
     Net unrealized gains (losses) on qualifying derivatives          20            (773)          (3,472)           3,294
                                                              ------------    ------------     ------------    -------------
  Other comprehensive loss                                       (51,509)       (124,376)         (37,294)        (295,521)
                                                              ------------    ------------     ------------    -------------
Comprehensive loss                                              ($45,194)       ($86,655)        ($21,236)       ($248,601)
                                                              ============    ============     ============    =============

(1) Primarily due to quarterly adjustments to the estimated fair value of Alliant Energy's investments in McLeod (refer to Note 8 for additional information) and Capstone.

(2) The three- and six-month 2002 earnings include after-tax losses of $3.5/$16.5 million and $0/$3.2 million related to asset valuation charges for Alliant Energy's McLeod (available-for-sale securities) and Capstone investments, respectively.

3. Certain financial information relating to Alliant Energy's significant business segments is presented below. Intersegment revenues were not material to Alliant Energy's operations. Details related to Alliant Energy's results of operations are discussed in MD&A, including certain SFAS 133 valuation income/charges and various asset valuation charges.


                                           Regulated Domestic Utilities         Non-regulated Businesses                  Alliant
                                  -----------------------------------------  --------------------------------             Energy
                                   Electric     Gas     Other      Total     Whiting      Other       Total     Other   Consolidated
                                  --------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Three Months Ended June 30, 2002
--------------------------------
Operating revenues                 $412,650   $65,366   $8,728    $486,744   $30,775    $99,576    $130,351   ($1,880)     $615,215
Operating income (loss)              61,941      (783)   1,597      62,755     6,334        761       7,095       (19)       69,831
Net income (loss)                                                   26,930     4,568    (18,314)    (13,746)   (6,869)        6,315

Three Months Ended June 30, 2001
--------------------------------
Operating revenues                 $435,487   $63,432   $8,618    $507,537   $36,356    $69,532    $105,888   ($1,584)     $611,841
Operating income (loss)              59,709    (5,097)   1,589      56,201    14,478     (2,899)     11,579       238        68,018
Net income (loss)                                                   22,065    11,502      6,496      17,998    (2,342)       37,721

Six Months Ended June 30, 2002
------------------------------
Operating revenues                 $783,412  $193,607  $18,068    $995,087   $52,623   $206,991    $259,614   ($3,249)   $1,251,452
Operating income (loss)             108,348    12,645    4,056     125,049     6,116      1,302       7,418      (203)      132,264
Net income (loss)                                                   53,907     4,612    (33,459)    (28,847)   (9,002)       16,058

Six Months Ended June 30, 2001
------------------------------
Operating revenues                 $847,430  $353,250  $19,414  $1,220,094   $79,131   $167,669    $246,800   ($2,340)   $1,464,554
Operating income (loss)             116,283    14,384    2,481     133,148    34,977    (11,517)     23,460       686       157,294
Cumulative effect of a change in
  accounting principle, net of tax                                      --        --    (12,868)    (12,868)       --       (12,868)
Net income (loss)                                                   55,393    24,503    (29,510)     (5,007)   (3,466)       46,920


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

    For the six months ended June 30, 2002, $0.1 million of income was recognized in connection with hedge ineffectiveness in accordance with SFAS 133. At June 30, 2002, the maximum length of time over which Alliant Energy hedged its exposure to the variability in future cash flows for forecasted transactions was nine months and Alliant Energy estimates that losses of $2.4 million will be reclassified from accumulated other comprehensive loss into earnings within the twelve months between July 1, 2002 and June 30, 2003 as the hedged transactions affect earnings.

6. A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per share calculation for the three and six months ended June 30 was as follows:

                                                                 Three Months                        Six Months
                                                        -------------------------------    -------------------------------
                                                            2002             2001              2002              2001
                                                        -------------    --------------    -------------     -------------
    Weighted average common shares outstanding:
         Basic earnings per share calculation             90,470,080         79,053,921        90,217,146      79,040,909
         Effect of dilutive securities                        82,978            121,548            86,395         145,966
         Diluted earnings per share calculation           90,553,058         79,175,469        90,303,541      79,186,875


    Options to purchase shares of common stock were excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price for the three and six months ended June 30 as follows:

                                                                 Three Months                        Six Months
                                                        -------------------------------    -------------------------------
                                                            2002             2001              2002              2001
                                                        -------------    --------------    -------------     -------------
    Options to purchase shares of common stock            3,830,442         1,116,278        2,830,765          1,092,203
    Average exercise price                                   $29.50            $31.51           $29.94             $31.53


7. Alliant Energy adopted SFAS 142, "Goodwill and Other Intangible Assets," as of January 1, 2002, which resulted in goodwill no longer being subject to amortization. Consolidated goodwill and other intangible assets are not material to Alliant Energy, and are primarily included in "Deferred charges and other" on the Consolidated Balance Sheets. Had SFAS 142 been adopted January 1, 2001, for the three and six months ended June 30, 2001, net income would have increased $1.1 million and $1.9 million, respectively, and basic and diluted EPS would have increased $0.01 and $0.02 per share, respectively.

8. On January 31, 2002, McLeod filed a pre-negotiated plan of reorganization in a Chapter 11 bankruptcy proceeding and the trading of McLeod's common stock was suspended by Nasdaq. Subsequently, Alliant Energy discontinued accounting for its investment in McLeod under the provisions of SFAS 115 and adjusted its cost basis to the last quoted market price on January 30, 2002. Alliant Energy's cost basis in its available-for-sale securities was reduced from $28 million at December 31, 2001 to a new cost basis of $7 million at January 31, 2002. As a result, the cumulative unrealized pre-tax loss of $21 million (including an unrealized pre-tax loss of $8 million accumulated from January 1, 2002 to January 30, 2002) associated with its previously classified available-for-sale securities was reclassified to earnings in the first quarter of 2002. Alliant Energy's McLeod shares designated as trading securities at December 31, 2001 were also adjusted in the first quarter of 2002 to a new cost basis of $3 million at January 31, 2002 resulting in a pre-tax charge to earnings in the first quarter of 2002 of $3 million.

    In June 2002, Alliant Energy received from McLeod under its plan of reorganization an initial distribution of approximately 3.3 million shares of new common stock of McLeod. Alliant Energy classified 0.9 million and
    2.4 million shares of the initial distribution it received as trading and available-for-sale securities, respectively. With the receipt of the new McLeod common shares and the resumption of trading on Nasdaq of McLeod's common stock in the second quarter of 2002, Alliant Energy resumed accounting for its McLeod investment under SFAS 115 and adjusted its cost basis to the quoted market price on the date the shares were received. Alliant Energy's cost basis in the available-for-sale securities was reduced from $7 million at January 31, 2002 to a new cost basis of $1 million. Alliant Energy's McLeod shares designated as trading securities at January 30, 2002 were initially adjusted in the second quarter of 2002 to a new cost basis of $1 million. The pre-tax charges to earnings recorded in the second quarter of 2002 associated with the resumption of SFAS 115 accounting were $6 million and $2 million for the available-for-sale and trading securities, respectively.

9. Alliant Energy has a loan receivable (including accrued interest income) from a Mexican development company in connection with development of a resort community in Mexico. In accordance with SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures - an Amendment of FASB Statement No. 114," Alliant Energy recorded a valuation allowance on this loan in the second quarter of 2002. The recorded investment in the loan at June 30, 2002 and December 31, 2001 was as follows (in millions):
                                      June 30, 2002         December 31, 2001
                                     -----------------     -------------------
     Gross loan receivable                  $45                    $41
     Less: Valuation allowance                7                     --
                                     -----------------     -------------------
     Net loan receivable                    $38                    $41
                                     =================     ===================

    Subsequent to establishing the valuation allowance, Alliant Energy will cease accruing interest income on the loan until the applicable contractual amounts to be paid on the loan become probable.

10. Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on various debt securities issued by Resources and, as a result, is required to present condensed consolidating financial statements. No other Alliant Energy subsidiaries are guarantors of Resources' debt securities. Alliant Energy's condensed consolidating financial statements are as follows:

     Alliant Energy Corporation Condensed Consolidating Statements of Income for the Three Months Ended June 30, 2002 and 2001

                                                                Alliant Energy             Other Alliant                Consolidated
                                                                   Parent                     Energy      Consolidating    Alliant
                                                                   Company     Resources    Subsidiaries   Adjustments     Energy
                                                               ---------------------------------------------------------------------
Three Months Ended June 30, 2002                                                         (in thousands)
--------------------------------
Operating revenues:
  Electric utility                                                     $-             $-      $412,650             $-      $412,650
  Gas utility                                                           -              -        65,366              -        65,366
  Non-regulated and other                                               -        130,351        83,609        (76,761)      137,199
                                                               ---------------------------------------------------------------------
                                                                        -        130,351       561,625        (76,761)      615,215
                                                               ---------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                   -              -        75,148              -        75,148
  Purchased power                                                       -              -        90,681              -        90,681
  Cost of utility gas sold                                              -              -        38,719              -        38,719
  Other operation and maintenance                                     424         99,025       203,620        (75,434)      227,635
  Depreciation, depletion and amortization                              -         20,304        65,273              -        85,577
  Taxes other than income taxes                                         -          3,926        25,009         (1,311)       27,624
                                                               ---------------------------------------------------------------------
                                                                      424        123,255       498,450        (76,745)      545,384
                                                               ---------------------------------------------------------------------
Operating income (loss)                                              (424)         7,096        63,175            (16)       69,831
                                                               ---------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                    973         23,588        27,789         (1,528)       50,822
  Equity (income) loss from unconsolidated investments                321         10,084        (3,479)             -         6,926
  Allowance for funds used during construction                          -              -        (1,696)             -        (1,696)
  Preferred dividend requirements of subsidiaries                       -              -         1,682              -         1,682
  Impairment of available-for-sale securities of McLeodUSA Inc.         -          6,044             -              -         6,044
  Miscellaneous, net                                              (14,793)          (770)       (1,360)        14,932        (1,991)
                                                               ---------------------------------------------------------------------
                                                                  (13,499)        38,946        22,936         13,404        61,787
                                                               ---------------------------------------------------------------------
Income (loss) before income taxes                                  13,075        (31,850)       40,239        (13,420)        8,044
                                                               ---------------------------------------------------------------------
Income tax expense (benefit)                                        6,760        (18,312)       13,297            (16)        1,729
                                                               ---------------------------------------------------------------------
Net income (loss)                                                  $6,315       ($13,538)      $26,942       ($13,404)       $6,315
                                                               =====================================================================

Three Months Ended June 30, 2001
--------------------------------
Operating revenues:
  Electric utility                                                     $-             $-      $435,487             $-      $435,487
  Gas utility                                                           -              -        63,432              -        63,432
  Non-regulated and other                                               -        105,887        72,624        (65,589)      112,922
                                                               ---------------------------------------------------------------------
                                                                        -        105,887       571,543        (65,589)      611,841
                                                               ---------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                   -              -        77,962              -        77,962
  Purchased power                                                       -              -       111,114              -       111,114
  Cost of utility gas sold                                              -              -        42,066              -        42,066
  Other operation and maintenance                                     304         73,270       186,306        (62,894)      196,986
  Depreciation, depletion and amortization                              -         16,950        69,204              -        86,154
  Taxes other than income taxes                                         -          4,088        28,049         (2,596)       29,541
                                                               ---------------------------------------------------------------------
                                                                      304         94,308       514,701        (65,490)      543,823
                                                               ---------------------------------------------------------------------
Operating income (loss)                                              (304)        11,579        56,842            (99)       68,018
                                                               ---------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                  2,837         17,136        29,895         (2,281)       47,587
  Equity income from unconsolidated investments                    (2,091)       (25,282)       (3,553)             -       (30,926)
  Allowance for funds used during construction                          -              -        (3,170)             -        (3,170)
  Preferred dividend requirements of subsidiaries                       -              -         1,680              -         1,680
  Miscellaneous, net                                              (39,272)          (443)       (5,247)        41,006        (3,956)
                                                               ---------------------------------------------------------------------
                                                                  (38,526)        (8,589)       19,605         38,725        11,215
                                                               ---------------------------------------------------------------------
Income (loss) before income taxes                                  38,222         20,168        37,237        (38,824)       56,803
                                                               ---------------------------------------------------------------------
Income tax expense (benefit)                                          501          3,529        15,152           (100)       19,082
                                                               ---------------------------------------------------------------------
Net income (loss)                                                 $37,721        $16,639       $22,085       ($38,724)      $37,721
                                                               =====================================================================

      Alliant Energy Corporation Condensed Consolidating Statements of Income for the Six Months Ended June 30, 2002 and 2001

                                                               Alliant Energy              Other Alliant               Consolidated
                                                                   Parent                     Energy     Consolidating    Alliant
                                                                   Company     Resources    Subsidiaries  Adjustments     Energy
                                                               ---------------------------------------------------------------------
Six Months Ended June 30, 2002                                                            (in thousands)
------------------------------
Operating revenues:
  Electric utility                                                      $-           $-      $783,412            $-       $783,412
  Gas utility                                                            -            -       193,607             -        193,607
  Non-regulated and other                                                -      259,614       159,909      (145,090)       274,433
                                                               --------------------------------------------------------------------
                                                                         -      259,614     1,136,928      (145,090)     1,251,452
                                                               --------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                    -            -       137,758             -        137,758
  Purchased power                                                        -            -       163,018             -        163,018
  Cost of utility gas sold                                               -            -       122,475             -        122,475
  Other operation and maintenance                                      931      207,250       399,894      (141,637)       466,438
  Depreciation, depletion and amortization                               -       37,320       134,989             -        172,309
  Taxes other than income taxes                                          -        7,626        52,964        (3,400)        57,190
                                                               --------------------------------------------------------------------
                                                                       931      252,196     1,011,098      (145,037)     1,119,188
                                                               --------------------------------------------------------------------
Operating income (loss)                                               (931)       7,418       125,830           (53)       132,264
                                                               --------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                   1,732       43,815        55,330        (3,048)        97,829
  Equity (income) loss from unconsolidated investments                 550       (9,362)       (7,973)            -        (16,785)
  Allowance for funds used during construction                           -            -        (3,350)            -         (3,350)
  Preferred dividend requirements of subsidiaries                        -            -         3,364             -          3,364
  Impairment of available-for-sale securities of McLeodUSA Inc.          -       27,218             -             -         27,218
  Miscellaneous, net                                               (27,551)       8,258        (8,630)       28,497            574
                                                               --------------------------------------------------------------------
                                                                   (25,269)      69,929        38,741        25,449        108,850
                                                               --------------------------------------------------------------------
Income (loss) before income taxes                                   24,338      (62,511)       87,089       (25,502)        23,414
                                                               --------------------------------------------------------------------
Income tax expense (benefit)                                         8,280      (34,020)       33,149           (53)         7,356
                                                               --------------------------------------------------------------------
Net income (loss)                                                  $16,058     ($28,491)      $53,940      ($25,449)       $16,058
                                                               ====================================================================

Six Months Ended June 30, 2001
------------------------------
Operating revenues:
  Electric utility                                                      $-           $-      $847,430            $-       $847,430
  Gas utility                                                            -            -       353,250             -        353,250
  Non-regulated and other                                                -      246,800       138,528      (121,454)       263,874
                                                               --------------------------------------------------------------------
                                                                         -      246,800     1,339,208      (121,454)     1,464,554
                                                               --------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                    -            -       153,146             -        153,146
  Purchased power                                                        -            -       209,847             -        209,847
  Cost of utility gas sold                                               -            -       280,324             -        280,324
  Other operation and maintenance                                      304      182,582       369,173      (116,877)       435,182
  Depreciation, depletion and amortization                               -       32,118       138,658             -        170,776
  Taxes other than income taxes                                          -        8,640        53,882        (4,537)        57,985
                                                               --------------------------------------------------------------------
                                                                       304      223,340     1,205,030      (121,414)     1,307,260
                                                               --------------------------------------------------------------------
Operating income (loss)                                               (304)      23,460       134,178           (40)       157,294
                                                               --------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                   7,855       35,313        61,296        (7,133)        97,331
  Equity income from unconsolidated investments                     (5,094)     (10,267)       (8,492)            -        (23,853)
  Allowance for funds used during construction                           -            -        (5,472)            -         (5,472)
  Preferred dividend requirements of subsidiaries                        -            -         3,360             -          3,360
  Miscellaneous, net                                               (50,398)         290        (9,256)       54,258         (5,106)
                                                               --------------------------------------------------------------------
                                                                   (47,637)      25,336        41,436        47,125         66,260
                                                               --------------------------------------------------------------------
Income (loss) before income taxes                                   47,333       (1,876)       92,742       (47,165)        91,034
                                                               --------------------------------------------------------------------
Income tax expense (benefit)                                           413       (6,426)       37,299           (40)        31,246
                                                               --------------------------------------------------------------------
Income (loss) before cumulative effect of a change in
   accounting principle, net of tax                                 46,920        4,550        55,443       (47,125)        59,788
                                                               --------------------------------------------------------------------
Cumulative effect of a change in accounting principle,
   net of tax                                                            -      (12,868)            -             -        (12,868)
                                                               --------------------------------------------------------------------
Net income (loss)                                                  $46,920      ($8,318)      $55,443      ($47,125)       $46,920
                                                               ====================================================================

                      Alliant Energy Corporation Condensed Consolidating Balance Sheet as of June 30, 2002

                                                              Alliant Energy                 Other                     Consolidated
                                                                  Parent                 Alliant Energy  Consolidating    Alliant
ASSETS                                                            Company      Resources  Subsidiaries    Adjustments     Energy
                                                              ---------------------------------------------------------------------
Property, plant and equipment:                                                          (in thousands)
  Utility:
      Electric plant in service                                       $-             $-    $5,237,117           $-      $5,237,117
      Other plant in service                                           -              -     1,145,065            -       1,145,065
      Accumulated depreciation                                         -              -    (3,501,099)           -      (3,501,099)
      Construction work in progress                                    -              -       139,541            -         139,541
      Nuclear fuel, net of amortization                                -              -        44,863            -          44,863
      Other, net                                                       -              -         9,201            -           9,201
                                                              ---------------------------------------------------------------------
          Total utility                                                -              -     3,074,688            -       3,074,688
                                                              ---------------------------------------------------------------------
  Non-regulated and other:
      Whiting                                                          -        503,468             -            -         503,468
      International                                                    -        259,049             -            -         259,049
      Other                                                            -        485,700        67,747         (111)        553,336
      Accumulated depreciation, depletion and amortization             -       (246,879)       (3,775)           -        (250,654)
                                                              ---------------------------------------------------------------------
          Total non-regulated and other                                -      1,001,338        63,972         (111)      1,065,199
                                                              ---------------------------------------------------------------------
                                                                       -      1,001,338     3,138,660         (111)      4,139,887
                                                              ---------------------------------------------------------------------
Current assets:
  Restricted cash                                                      -         31,757           396            -          32,153
  Notes receivable, net                                                -         20,101         2,269            -          22,370
  Income tax refunds receivable                                    1,764         59,420         6,411            -          67,595
  Production fuel, at average cost                                     -          4,748        53,622            -          58,370
  Materials and supplies, at average cost                              -          5,005        50,240            -          55,245
  Gas stored underground, at average cost                              -         18,161        23,062            -          41,223
  Derivative assets                                                    -         10,071         5,598            -          15,669
  Other                                                          237,457        208,126       216,040     (302,683)        358,940
                                                              ---------------------------------------------------------------------
                                                                 239,221        357,389       357,638     (302,683)        651,565
                                                              ---------------------------------------------------------------------
Investments:
  Consolidated subsidiaries                                    1,712,653              -             -   (1,712,653)              -
  Investment in McLeodUSA Inc.                                         -          1,379             -            -           1,379
  Other                                                           30,431        498,796       484,223          (15)      1,013,435
                                                              ---------------------------------------------------------------------
                                                               1,743,084        500,175       484,223   (1,712,668)      1,014,814
                                                              ---------------------------------------------------------------------
Other assets:
  Regulatory assets                                                    -              -       319,721            -         319,721
  Derivative assets                                                    -         27,729             -            -          27,729
  Deferred charges and other                                       1,950        290,885       252,487      (25,778)        519,544
                                                              ---------------------------------------------------------------------
                                                                   1,950        318,614       572,208      (25,778)        866,994
                                                              ---------------------------------------------------------------------

Total assets                                                  $1,984,255     $2,177,516    $4,552,729  ($2,041,240)     $6,673,260
                                                              =====================================================================


CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock and additional paid-in capital                 $1,273,791       $232,743      $789,493  ($1,022,236)     $1,273,791
  Retained earnings                                              758,460        146,953       733,311     (880,264)        758,460
  Accumulated other comprehensive loss                          (189,728)      (172,843)      (16,885)     189,728        (189,728)
  Shares in deferred compensation trust                           (6,531)             -             -            -          (6,531)
                                                              ---------------------------------------------------------------------
       Total common equity                                     1,835,992        206,853     1,505,919   (1,712,772)      1,835,992
                                                              ---------------------------------------------------------------------
  Cumulative preferred stock of subsidiaries, net                      -              -       114,041            -         114,041
  Long-term debt (excluding current portion)                      24,000      1,288,145     1,325,703            -       2,637,848
                                                              ---------------------------------------------------------------------
                                                               1,859,992      1,494,998     2,945,663   (1,712,772)      4,587,881
                                                              ---------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                                 -         41,829         2,680            -          44,509
  Commercial paper                                               115,735        126,371             -            -         242,106
  Other short-term borrowings                                          -         28,448       195,278     (195,278)         28,448
  Accrued taxes                                                        -         17,807        86,343            -         104,150
  Derivative liabilities                                               -          3,520        14,585            -          18,105
  Other                                                            3,029        176,729       428,924     (107,405)        501,277
                                                              ---------------------------------------------------------------------
                                                                 118,764        394,704       727,810     (302,683)        938,595
                                                              ---------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income tax expense (benefit)               (1,540)       191,666       502,199            -         692,325
  Other                                                            7,039         54,261       377,057      (25,785)        412,572
                                                              ---------------------------------------------------------------------
                                                                   5,499        245,927       879,256      (25,785)      1,104,897
                                                              ---------------------------------------------------------------------
                                                              ---------------------------------------------------------------------
Minority interest                                                      -         41,887             -            -          41,887
                                                              ---------------------------------------------------------------------
Total capitalization and liabilities                          $1,984,255     $2,177,516    $4,552,729  ($2,041,240)     $6,673,260
                                                              =====================================================================

                     Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2001

                                                            Alliant Energy                 Other                      Consolidated
                                                                Parent                 Alliant Energy  Consolidating     Alliant
ASSETS                                                          Company     Resources   Subsidiaries    Adjustments      Energy
                                                           ------------------------------------------------------------------------
Property, plant and equipment:                                                        (in thousands)
  Utility:
      Electric plant in service                                     $-            $-      $5,123,781            $-      $5,123,781
      Other plant in service                                         -             -       1,115,432             -       1,115,432
      Accumulated depreciation                                       -             -      (3,374,867)            -      (3,374,867)
      Construction work in progress                                  -             -         111,069             -         111,069
      Nuclear fuel, net of amortization                              -             -          54,811             -          54,811
      Other, net                                                     -             -           7,383             -           7,383
                                                           ------------------------------------------------------------------------
          Total utility                                              -             -       3,037,609             -       3,037,609
                                                           ------------------------------------------------------------------------
  Non-regulated and other:
      Whiting                                                        -       396,860               -             -         396,860
      International                                                  -       169,522               -             -         169,522
      Other                                                          -       422,830          51,371          (111)        474,090
      Accumulated depreciation, depletion and amortization           -      (212,927)         (2,357)            -        (215,284)
                                                           ------------------------------------------------------------------------
          Total non-regulated and other                              -       776,285          49,014          (111)        825,188
                                                           ------------------------------------------------------------------------
                                                                     -       776,285       3,086,623          (111)      3,862,797
                                                           ------------------------------------------------------------------------
Current assets:
  Restricted cash                                                    -        42,909             817             -          43,726
  Notes receivable, net                                              -        11,684           1,966             -          13,650
  Income tax refunds receivable                                  7,552        15,511           6,411             -          29,474
  Production fuel, at average cost                                   -         5,310          49,397             -          54,707
  Materials and supplies, at average cost                            -         4,611          49,790             -          54,401
  Gas stored underground, at average cost                            -        16,480          40,634             -          57,114
  Derivative assets                                                  -           544           5,961             -           6,505
  Other                                                        184,623       190,614         251,158      (259,130)        367,265
                                                           ------------------------------------------------------------------------
                                                               192,175       287,663         406,134      (259,130)        626,842
                                                           ------------------------------------------------------------------------
Investments:
  Consolidated subsidiaries                                  1,793,737             -               -    (1,793,737)              -
  Investment in McLeodUSA Inc.                                       -        20,739               -             -          20,739
  Other                                                         32,814       623,053         477,929           (14)      1,133,782
                                                           ------------------------------------------------------------------------
                                                             1,826,551       643,792         477,929    (1,793,751)      1,154,521
                                                           ------------------------------------------------------------------------
Other assets:
  Regulatory assets                                                  -             -         241,973             -         241,973
  Deferred charges and other                                         -       124,737         236,812             -         361,549
                                                           ------------------------------------------------------------------------
                                                                     -       124,737         478,785             -         603,522
                                                           ------------------------------------------------------------------------
Total assets                                                $2,018,726    $1,832,477      $4,449,471   ($2,052,992)     $6,247,682
                                                           ========================================================================


CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock and additional paid-in capital               $1,240,690      $232,743        $789,002   ($1,021,745)     $1,240,690
  Retained earnings                                            832,293       175,443         749,102      (924,545)        832,293
  Accumulated other comprehensive loss                        (152,434)     (140,137)        (12,297)      152,434        (152,434)
  Shares in deferred compensation trust                         (2,208)            -               -             -          (2,208)
                                                           ------------------------------------------------------------------------
       Total common equity                                   1,918,341       268,049       1,525,807    (1,793,856)      1,918,341
                                                           ------------------------------------------------------------------------
  Cumulative preferred stock of subsidiaries, net                    -             -         113,953             -         113,953
  Long-term debt (excluding current portion)                    24,000     1,105,792       1,328,149             -       2,457,941
                                                           ------------------------------------------------------------------------
                                                             1,942,341     1,373,841       2,967,909    (1,793,856)      4,490,235
                                                           ------------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                               -         9,946             560             -          10,506
  Commercial paper                                              68,389             -               -             -          68,389
  Other short-term borrowings                                        -        84,318               -             -          84,318
  Accrued taxes                                                      -        13,026          77,387             -          90,413
  Derivative liabilities                                             -         2,463           1,152             -           3,615
  Other                                                          4,474       107,356         629,796      (259,130)        482,496
                                                           ------------------------------------------------------------------------
                                                                72,863       217,109         708,895      (259,130)        739,737
                                                           ------------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income tax expense (benefit)             (4,033)      177,116         459,389             -         632,472
  Other                                                          7,555        21,033         313,278            (6)        341,860
                                                           ------------------------------------------------------------------------
                                                                 3,522       198,149         772,667            (6)        974,332
                                                           ------------------------------------------------------------------------
                                                           ------------------------------------------------------------------------
Minority interest                                                    -        43,378               -             -          43,378
                                                           ------------------------------------------------------------------------
Total capitalization and liabilities                        $2,018,726    $1,832,477      $4,449,471   ($2,052,992)     $6,247,682
                                                           ========================================================================

       Alliant Energy Corporation Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001

                                                                Alliant Energy             Other Alliant                Consolidated
                                                                    Parent                     Energy     Consolidating    Alliant
                                                                   Company      Resources   Subsidiaries   Adjustments      Energy
                                                                --------------------------------------------------------------------
Six Months Ended June 30, 2002                                                             (in thousands)
------------------------------
 Net cash flows from (used for) operating activities                ($8,931)     $38,672      $273,630      ($26,875)      $276,496
                                                                --------------------------------------------------------------------
 Cash flows from (used for) financing activities:
     Common stock dividends                                         (89,891)           -       (69,731)       69,731        (89,891)
     Proceeds from issuance of common stock                          28,711            -             -             -         28,711
     Net change in Resources' credit facility                             -      192,761             -             -        192,761
     Proceeds from issuance of other long-term debt                       -       30,906             -             -         30,906
     Net change in other short-term borrowings                       47,346      (15,862)            -             -         31,484
     Other                                                          (26,482)     (18,497)       16,018         2,873        (26,088)
                                                                --------------------------------------------------------------------
         Net cash flows from (used for) financing activities        (40,316)     189,308       (53,713)       72,604        167,883
                                                                --------------------------------------------------------------------
 Cash flows from (used for) investing activities:
     Construction and acquisition expenditures:
        Non-regulated businesses                                          -     (266,216)            -             -       (266,216)
        Regulated domestic utilities                                      -            -      (173,774)            -       (173,774)
        Corporate Services and other                                      -            -       (16,903)            -        (16,903)
     Other                                                           43,837       28,997       (29,751)      (43,790)          (707)
                                                                --------------------------------------------------------------------
        Net cash flows from (used for) investing activities          43,837     (237,219)     (220,428)      (43,790)      (457,600)
                                                                --------------------------------------------------------------------
 Net increase (decrease) in cash and temporary cash investments      (5,410)      (9,239)         (511)        1,939        (13,221)
                                                                --------------------------------------------------------------------
 Cash and temporary cash investments at beginning of period           6,381       66,012        16,164        (1,939)        86,618
                                                                --------------------------------------------------------------------
 Cash and temporary cash investments at end of period                  $971      $56,773       $15,653            $-        $73,397
                                                                ====================================================================
 Supplemental cash flows information:
     Cash paid during the period for:
        Interest                                                     $1,618      $43,350       $50,245            $-        $95,213
                                                                ====================================================================
        Income taxes, net of refunds                                    $-           $77        $4,451            $-         $4,528
                                                                ====================================================================
     Noncash investing and financing activities:
        Capital lease obligations incurred                              $-            $-          $473            $-           $473
                                                                ====================================================================

Six Months Ended June 31, 2001
------------------------------
 Net cash flows from (used for) operating activities                $39,996      $44,785      $199,824      ($60,250)      $224,355
                                                                --------------------------------------------------------------------
 Cash flows from (used for) financing activities:
     Common stock dividends                                         (78,984)           -       (70,922)       70,922        (78,984)
     Proceeds from issuance of common stock                             515            -             -             -            515
     Net change in Resources' credit facility                             -      142,500             -             -        142,500
     Proceeds from issuance of other long-term debt                       -        2,459       200,000             -        202,459
     Net change in other short-term borrowings                     (103,274)     (65,383)            -             -       (168,657)
     Other                                                          140,065      (49,952)     (200,159)        3,235       (106,811)
                                                                --------------------------------------------------------------------
         Net cash flows from (used for) financing activities        (41,678)      29,624       (71,081)       74,157         (8,978)
                                                                --------------------------------------------------------------------
 Cash flows from (used for) investing activities:
     Construction and acquisition expenditures:
        Non-regulated businesses                                          -     (197,181)            -             -       (197,181)
        Regulated domestic utilities                                      -            -      (148,276)            -       (148,276)
        Corporate Services                                                -            -       (15,523)            -        (15,523)
     Other                                                           13,891       34,874        51,166       (13,907)        86,024
                                                                --------------------------------------------------------------------
        Net cash flows from (used for) investing activities          13,891     (162,307)     (112,633)      (13,907)      (274,956)
                                                                --------------------------------------------------------------------
 Net increase (decrease) in cash and temporary cash investments      12,209      (87,898)       16,110             -        (59,579)
                                                                --------------------------------------------------------------------
 Cash and temporary cash investments at beginning of period             574      133,957        13,884             -        148,415
                                                                --------------------------------------------------------------------
 Cash and temporary cash investments at end of period               $12,783      $46,059       $29,994            $-        $88,836
                                                                ====================================================================
 Supplemental cash flows information:
     Cash paid (refunded) during the period for:
        Interest                                                     $8,135      $35,502       $51,715            $-        $95,352
                                                                ====================================================================
        Income taxes, net of refunds                                 $1,702     ($11,360)      $62,928            $-        $53,270
                                                                ====================================================================
     Noncash investing and financing activities:
        Capital lease obligations incurred and other                    $-            $-       $19,664            $-        $19,664
                                                                ====================================================================

                                            INTERSTATE POWER AND LIGHT COMPANY
                                       CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           For the Three Months                         For the Six Months
                                                              Ended June 30,                              Ended June 30,
                                                          2002               2001                  2002                2001
--------------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
Operating revenues:
  Electric utility                                         $226,266           $257,190              $425,269           $478,742
  Gas utility                                                35,512             38,827               107,254            203,013
  Steam                                                       7,500              7,390                15,550             17,033
                                                     ---------------    ---------------      ----------------     --------------
                                                            269,278            303,407               548,073            698,788
                                                     ---------------    ---------------      ----------------     --------------
--------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                        43,360             49,767                75,702             89,879
  Purchased power                                            37,062             60,318                65,221            106,681
  Cost of gas sold                                           22,210             26,241                68,570            158,247
  Other operation and maintenance                            80,037             80,465               160,693            164,919
  Depreciation and amortization                              36,341             36,923                72,552             73,812
  Taxes other than income taxes                              16,103             16,900                33,019             32,486
                                                     ---------------    ---------------      ----------------     --------------
                                                            235,113            270,614               475,757            626,024
                                                     ---------------    ---------------      ----------------     --------------
--------------------------------------------------------------------------------------------------------------------------------
Operating income                                             34,165             32,793                72,316             72,764
                                                     ---------------    ---------------      ----------------     --------------
--------------------------------------------------------------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                           16,718             17,102                32,992             34,580
  Allowance for funds used during construction               (1,437)            (1,847)               (2,417)            (3,032)
  Miscellaneous, net                                         (3,271)            (2,541)               (3,699)            (4,752)
                                                     ---------------    ---------------      ----------------     --------------
                                                             12,010             12,714                26,876             26,796
                                                     ---------------    ---------------      ----------------     --------------
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                   22,155             20,079                45,440             45,968
                                                     ---------------    ---------------      ----------------     --------------
--------------------------------------------------------------------------------------------------------------------------------
Income taxes                                                  6,354              7,922                16,764             18,127
                                                     ---------------    ---------------      ----------------     --------------
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                   15,801             12,157                28,676             27,841
                                                     ---------------    ---------------      ----------------     --------------
--------------------------------------------------------------------------------------------------------------------------------
Preferred dividend requirements                                 853                852                 1,708              1,704
                                                     ---------------    ---------------      ----------------     --------------
--------------------------------------------------------------------------------------------------------------------------------
Earnings available for common stock                         $14,948            $11,305               $26,968            $26,137
                                                     ===============    ===============      ================     ==============
--------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                       INTERSTATE POWER AND LIGHT COMPANY
                                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                   June 30,           December 31,
ASSETS                                                                               2002                 2001
------------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Property, plant and equipment:
  Electric plant in service                                                        $3,410,064          $3,344,188
  Gas plant in service                                                                320,652             316,613
  Steam plant in service                                                               59,683              59,452
  Other plant in service                                                              194,017             182,868
  Accumulated depreciation                                                         (2,117,836)         (2,046,756)
                                                                            ------------------   -----------------
     Net plant                                                                      1,866,580           1,856,365
  Construction work in progress                                                        94,137              73,241
  Leased nuclear fuel, net of amortization                                             30,344              37,407
  Other, net                                                                            8,497               6,703
                                                                            ------------------   -----------------
                                                                                    1,999,558           1,973,716
                                                                            ------------------   -----------------
------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                                  8,840               8,962
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $1,441 and $1,564, respectively                                               24,232              19,950
    Associated companies                                                               11,663               4,718
    Other, less allowance for doubtful accounts
      of $640 and $319, respectively                                                   14,527              25,497
  Production fuel, at average cost                                                     37,675              32,083
  Materials and supplies, at average cost                                              29,529              29,121
  Gas stored underground, at average cost                                               7,995              18,447
  Regulatory assets                                                                    17,013              12,495
  Prepayments and other                                                                12,536              11,472
                                                                            ------------------   -----------------
                                                                                      164,010             162,745
                                                                            ------------------   -----------------
------------------------------------------------------------------------------------------------------------------
Investments:
  Nuclear decommissioning trust funds                                                 119,708             117,159
  Other                                                                                15,105              15,157
                                                                            ------------------   -----------------
                                                                                      134,813             132,316
                                                                            ------------------   -----------------
------------------------------------------------------------------------------------------------------------------
Other assets:
  Regulatory assets                                                                   201,376             132,109
  Deferred charges and other                                                           28,190              31,103
                                                                            ------------------   -----------------
                                                                                      229,566             163,212
                                                                            ------------------   -----------------
------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $2,527,947          $2,431,989
                                                                            ==================   =================
------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                        INTERSTATE POWER AND LIGHT COMPANY
                                 CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)


                                                                                   June 30,             December 31,
CAPITALIZATION AND LIABILITIES                                                       2002                   2001
--------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands, except share amounts)
Capitalization:
  Common stock - $2.50 par value - authorized 24,000,000
    shares; 13,370,788 shares outstanding                                             $33,427               $33,427
  Additional paid-in capital                                                          422,427               422,461
  Retained earnings                                                                   355,001               368,203
  Accumulated other comprehensive loss                                                 (2,131)               (2,131)
                                                                            ------------------     -----------------
    Total common equity                                                               808,724               821,960
                                                                            ------------------     -----------------
  Cumulative preferred stock, not mandatorily redeemable                               29,139                29,139
  Cumulative preferred stock, mandatorily redeemable                                   24,939                24,850
  Long-term debt (excluding current portion)                                          857,558               860,068
                                                                            ------------------     -----------------
                                                                                    1,720,360             1,736,017
                                                                            ------------------     -----------------
--------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                                                  2,680                   560
  Capital lease obligations                                                            14,468                15,292
  Notes payable to associated companies                                                63,092                38,047
  Accounts payable                                                                     42,138                55,249
  Accounts payable to associated companies                                             32,813                38,255
  Accrued interest                                                                     15,718                14,715
  Accrued taxes                                                                        60,773                70,747
  Other                                                                                41,504                36,424
                                                                            ------------------     -----------------
                                                                                      273,186               269,289
                                                                            ------------------     -----------------
--------------------------------------------------------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   322,742               268,010
  Accumulated deferred investment tax credits                                          32,964                34,491
  Pension and other benefit obligations                                                44,538                40,573
  Environmental liabilities                                                            35,196                38,206
  Capital lease obligations                                                            15,925                22,171
  Other                                                                                83,036                23,232
                                                                            ------------------     -----------------
                                                                                      534,401               426,683
                                                                            ------------------     -----------------
--------------------------------------------------------------------------------------------------------------------
Total capitalization and liabilities                                               $2,527,947            $2,431,989
                                                                            ==================     =================
--------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                INTERSTATE POWER AND LIGHT COMPANY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   For the Six Months Ended June 30,
                                                                         2002              2001
----------------------------------------------------------------------------------------------------
                                                                              (in thousands)
Cash flows from operating activities:
  Net income                                                              $28,676           $27,841
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                         72,552            73,812
     Amortization of leased nuclear fuel                                    7,537             5,687
     Amortization of deferred energy efficiency expenditures                1,849            13,370
     Deferred tax benefits and investment tax credits                      (4,617)           (9,397)
     Refueling outage provision                                             3,972            (6,097)
     Other                                                                    457               258
  Other changes in assets and liabilities:
     Accounts receivable                                                     (257)           90,675
     Gas stored underground                                                10,452            15,429
     Accounts payable                                                     (11,749)          (44,433)
     Accrued taxes                                                         (9,974)           (3,213)
     Adjustment clause balances                                            (6,301)           18,371
     Manufactured gas plants insurance refunds                                  -           (21,181)
     Other changes in working capital                                      47,553               975
                                                                  ----------------  ----------------
       Net cash flows from operating activities                           140,150           162,097
                                                                  ----------------  ----------------
----------------------------------------------------------------------------------------------------
Cash flows used for financing activities:
     Common stock dividends                                               (40,170)          (40,170)
     Preferred stock dividends                                             (1,708)           (1,704)
     Proceeds from issuance of long-term debt                                   -           200,000
     Reductions in long-term debt                                            (560)          (60,560)
     Net change in short-term borrowings                                   25,045          (169,314)
     Principal payments under capital lease obligations                    (7,156)           (4,933)
     Other                                                                     54             8,680
                                                                  ----------------  ----------------
       Net cash flows used for financing activities                       (24,495)          (68,001)
                                                                  ----------------  ----------------
----------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
     Utility construction expenditures                                   (104,743)          (82,017)
     Nuclear decommissioning trust funds                                   (3,004)           (3,004)
     Other                                                                 (8,030)           (5,947)
                                                                  ----------------  ----------------
       Net cash flows used for investing activities                      (115,777)          (90,968)
                                                                  ----------------  ----------------
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                              (122)            3,128
                                                                  ----------------  ----------------
----------------------------------------------------------------------------------------------------
Cash at beginning of period                                                 8,962             9,626
                                                                  ----------------  ----------------
----------------------------------------------------------------------------------------------------
Cash at end of period                                                      $8,840           $12,754
                                                                  ================  ================
----------------------------------------------------------------------------------------------------
Supplemental cash flows information:
  Cash paid during the period for:
    Interest                                                              $30,578           $29,555
                                                                  ================  ================
    Income taxes, net of refunds                                              $ -           $30,586
                                                                  ================  ================
  Noncash investing and financing activities:
    Capital lease obligations incurred and other                             $473           $19,664
                                                                  ================  ================
----------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                      INTERSTATE POWER AND LIGHT COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    Except as modified below, the Alliant Energy Notes to Consolidated Financial Statements are incorporated by reference insofar as they relate to IP&L.

 1. The interim consolidated financial statements included herein have been prepared by IP&L, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The merger of IPC with and into IESU was effective January 1, 2002 and IESU changed its name to IP&L. These statements are prepared on the basis of accounting as a common control merger and reflect the combination of IESU and IPC, both direct subsidiaries of Alliant Energy. IP&L is a direct subsidiary of Alliant Energy. These financial statements should be read in conjunction with IP&L's pro forma combined financial statements and notes thereto included in IP&L's Current Report on Form 8-K dated January 1, 2002, as amended by IP&L's Current Report on Form 8-K/A.

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and six months ended June 30, 2002 and 2001, (b) the consolidated financial position at June 30, 2002 and December 31, 2001, and (c) the consolidated statement of cash flows for the six months ended June 30, 2002 and 2001, have been made. Because of the seasonal nature of IP&L's operations, results for the three and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

2. IP&L's comprehensive income, and the components of other comprehensive income, net of taxes, for the three and six months ended June 30 were as follows (in thousands):

                                                                          Three Months                         Six Months
                                                             ---------------------------------   ---------------------------------
                                                                   2002              2001              2002              2001
                                                             ---------------   ---------------   ---------------   ---------------
    Earnings available for common stock                             $14,948          $11,305            $26,968           $26,137
      Other comprehensive income:
        Reclassification adjustment for losses included
          in earnings available for common stock related
          to derivatives qualified as hedges, net of tax                 --               --                 --                18
                                                             ---------------   ---------------   ---------------   ---------------
      Other comprehensive income                                         --               --                 --                18
                                                             ---------------   ---------------   ---------------   ---------------
    Comprehensive income                                            $14,948          $11,305            $26,968           $26,155
                                                             ===============   ===============   ===============   ===============

3. Certain financial information relating to IP&L's significant business segments is presented below. Intersegment revenues were not material to IP&L's operations.

                                                       Electric        Gas          Other         Total
                                                    -------------------------------------------------------
                                                                        (in thousands)
     Three Months Ended June 30, 2002
     --------------------------------
     Operating revenues                                 $226,266      $35,512         $7,500      $269,278
     Operating income (loss)                              33,497         (655)         1,323        34,165
     Earnings available for common stock                                                            14,948

     Three Months Ended June 30, 2001
     --------------------------------
     Operating revenues                                 $257,190      $38,827         $7,390      $303,407
     Operating income (loss)                              33,544       (1,972)         1,221        32,793
     Earnings available for common stock                                                            11,305

     Six Months Ended June 30, 2002
     ------------------------------
     Operating revenues                                 $425,269     $107,254        $15,550      $548,073
     Operating income                                     61,395        7,525          3,396        72,316
     Earnings available for common stock                                                            26,968

     Six Months Ended June 30, 2001
     ------------------------------
     Operating revenues                                 $478,742     $203,013        $17,033      $698,788
     Operating income                                     59,447       11,389          1,928        72,764
     Earnings available for common stock                                                            26,137


                                           WISCONSIN POWER AND LIGHT COMPANY
                                      CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           For the Three Months                    For the Six Months
                                                              Ended June 30,                         Ended June 30,
                                                          2002               2001                2002               2001
------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
Operating revenues:
  Electric utility                                         $186,384           $178,297            $358,143           $368,688
  Gas utility                                                29,854             24,605              86,353            150,237
  Water                                                       1,228              1,228               2,518              2,381
                                                     ---------------    ---------------     ---------------    ---------------
                                                            217,466            204,130             447,014            521,306
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Electric production fuels                                  31,787             28,195              62,056             63,267
  Purchased power                                            53,620             50,796              97,797            103,166
  Cost of gas sold                                           16,509             15,825              53,905            122,077
  Other operation and maintenance                            50,432             45,072             101,539             90,707
  Depreciation and amortization                              28,932             32,281              62,438             64,846
  Taxes other than income taxes                               7,596              8,553              16,546             16,859
                                                     ---------------    ---------------     ---------------    ---------------
                                                            188,876            180,722             394,281            460,922
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------
Operating income                                             28,590             23,408              52,733             60,384
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                            9,952             11,330              20,148             22,526
  Equity income from unconsolidated investments              (3,486)            (3,497)             (7,873)            (8,347)
  Allowance for funds used during construction                 (259)            (1,323)               (933)            (2,440)
  Miscellaneous, net                                          2,667             (1,785)             (3,474)            (1,304)
                                                     ---------------    ---------------     ---------------    ---------------
                                                              8,874              4,725               7,868             10,435
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                   19,716             18,683              44,865             49,949
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------
Income taxes                                                  6,927              7,132              16,331             19,132
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------
Net income                                                   12,789             11,551              28,534             30,817
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------
Preferred dividend requirements                                 828                828               1,656              1,656
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------
Earnings available for common stock                         $11,961            $10,723             $26,878            $29,161
                                                     ===============    ===============     ===============    ===============
------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                      WISCONSIN POWER AND LIGHT COMPANY
                                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                June 30,           December 31,
ASSETS                                                                            2002                 2001
---------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Property, plant and equipment:
  Electric plant in service                                                    $1,827,053           $1,779,593
  Gas plant in service                                                            287,112              280,881
  Water plant in service                                                           33,075               32,497
  Other plant in service                                                          250,526              243,121
  Accumulated depreciation                                                     (1,383,263)          (1,328,111)
                                                                         -----------------   ------------------
    Net plant                                                                   1,014,503            1,007,981
  Construction work in progress                                                    45,404               37,828
  Nuclear fuel, net of amortization                                                14,519               17,404
  Other, net                                                                          704                  681
                                                                         -----------------   ------------------
                                                                                1,075,130            1,063,894
                                                                         -----------------   ------------------
---------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                              2,990                4,389
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $894 and $1,543, respectively                                              9,958               33,190
    Associated companies                                                              719                3,676
    Other, less allowance for doubtful accounts
      of $1,721 and $-, respectively                                               23,809               16,571
  Production fuel, at average cost                                                 15,948               17,314
  Materials and supplies, at average cost                                          20,711               20,669
  Gas stored underground, at average cost                                          15,067               22,187
  Prepaid gross receipts tax                                                       26,531               25,673
  Other                                                                             9,012               13,018
                                                                         -----------------   ------------------
                                                                                  124,745              156,687
                                                                         -----------------   ------------------
---------------------------------------------------------------------------------------------------------------
Investments:
  Nuclear decommissioning trust funds                                             218,727              215,794
  Investment in ATC and other                                                     128,185              127,941
                                                                         -----------------   ------------------
                                                                                  346,912              343,735
                                                                         -----------------   ------------------
---------------------------------------------------------------------------------------------------------------
Other assets:
  Regulatory assets                                                               118,345              109,864
  Deferred charges and other                                                      202,990              205,702
                                                                         -----------------   ------------------
                                                                                  321,335              315,566
                                                                         -----------------   ------------------
---------------------------------------------------------------------------------------------------------------
Total assets                                                                   $1,868,122           $1,879,882
                                                                         =================   ==================
---------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                         WISCONSIN POWER AND LIGHT COMPANY
                                CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)


                                                                                    June 30,             December 31,
CAPITALIZATION AND LIABILITIES                                                        2002                   2001
---------------------------------------------------------------------------------------------------------------------
                                                                                (in thousands, except share amounts)
Capitalization:
  Common stock - $5 par value - authorized 18,000,000 shares;
       13,236,601 shares outstanding                                                  $66,183                $66,183
  Additional paid-in capital                                                          264,603                264,603
  Retained earnings                                                                   378,649                381,333
  Accumulated other comprehensive loss                                                (14,753)               (10,167)
                                                                            ------------------      -----------------
    Total common equity                                                               694,682                701,952
                                                                            ------------------      -----------------
  Cumulative preferred stock                                                           59,963                 59,963
  Long-term debt (excluding current portion)                                          468,145                468,083
                                                                            ------------------      -----------------
                                                                                    1,222,790              1,229,998
                                                                            ------------------      -----------------
---------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Variable rate demand bonds                                                           55,100                 55,100
  Notes payable to associated companies                                                65,601                 90,816
  Accounts payable                                                                     89,579                 98,173
  Accounts payable to associated companies                                             25,859                 36,678
  Accrued taxes                                                                        19,477                  2,057
  Other                                                                                52,322                 33,162
                                                                            ------------------      -----------------
                                                                                      307,938                315,986
                                                                            ------------------      -----------------
---------------------------------------------------------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   195,825                206,245
  Accumulated deferred investment tax credits                                          24,074                 24,907
  Customer advances                                                                    33,434                 34,178
  Pension and other benefit obligations                                                18,347                 18,175
  Other                                                                                65,714                 50,393
                                                                            ------------------      -----------------
                                                                                      337,394                333,898
                                                                            ------------------      -----------------
---------------------------------------------------------------------------------------------------------------------
Total capitalization and liabilities                                               $1,868,122             $1,879,882
                                                                            ==================      =================
---------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                      WISCONSIN POWER AND LIGHT COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            For the Six Months Ended June 30,
                                                                                 2002                2001
--------------------------------------------------------------------------------------------------------------
                                                                                       (in thousands)
Cash flows from operating activities:
  Net income                                                                      $28,534             $30,817
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                                 62,438              64,846
     Amortization of nuclear fuel                                                   2,880               2,827
     Amortization of deferred energy efficiency expenditures                        7,181               7,181
     Deferred tax benefits and investment tax credits                              (5,631)             (6,014)
     Equity income from unconsolidated investments, net                            (7,873)             (8,347)
     Distributions from equity method investments                                   7,482                 211
     Other                                                                         (5,779)             (4,756)
  Other changes in assets and liabilities:
     Accounts receivable                                                           18,951               1,940
     Gas stored underground                                                         7,120              (1,968)
     Accounts payable                                                             (14,967)            (37,440)
     Accrued taxes                                                                 17,420              (2,503)
     Other changes in working capital                                              26,444                (446)
                                                                        ------------------  ------------------
       Net cash flows from operating activities                                   144,200              46,348
                                                                        ------------------  ------------------
--------------------------------------------------------------------------------------------------------------
Cash flows used for financing activities:
     Common stock dividends                                                       (29,562)            (30,752)
     Preferred stock dividends                                                     (1,656)             (1,656)
     Net change in short-term borrowings                                          (25,215)             (4,217)
     Other                                                                              -                  82
                                                                        ------------------  ------------------
       Net cash flows used for financing activities                               (56,433)            (36,543)
                                                                        ------------------  ------------------
--------------------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
     Utility construction expenditures                                            (69,031)            (66,259)
     Nuclear decommissioning trust funds                                          (14,654)            (14,654)
     Proceeds from formation of ATC                                                     -              74,643
     Other                                                                         (5,481)                126
                                                                        ------------------  ------------------
       Net cash flows used for investing activities                               (89,166)             (6,144)
                                                                        ------------------  ------------------
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                    (1,399)              3,661
                                                                        ------------------  ------------------
--------------------------------------------------------------------------------------------------------------
Cash at beginning of period                                                         4,389               2,584
                                                                        ------------------  ------------------
--------------------------------------------------------------------------------------------------------------
Cash at end of period                                                              $2,990              $6,245
                                                                        ==================  ==================
--------------------------------------------------------------------------------------------------------------
Supplemental cash flows information:
  Cash paid during the period for:
    Interest                                                                      $19,668             $22,160
                                                                        ==================  ==================
    Income taxes, net of refunds                                                   $4,396             $30,617
                                                                        ==================  ==================
--------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                       WISCONSIN POWER AND LIGHT COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    Except as modified below, the Alliant Energy Notes to Consolidated Financial Statements are incorporated by reference insofar as they relate to WP&L.

 1. The interim consolidated financial statements included herein have been prepared by WP&L, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include WP&L and its consolidated subsidiaries. WP&L is a direct subsidiary of Alliant
    Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in WP&L's latest Annual Report on Form 10-K.

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and six months ended June 30, 2002 and 2001, (b) the consolidated financial position at June 30, 2002 and December 31, 2001, and (c) the consolidated statement of cash flows for the six months ended June 30, 2002 and 2001, have been made. Because of the seasonal nature of WP&L's operations, results for the three and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

2. WP&L's comprehensive income, and the components of other comprehensive income (loss), net of taxes, for the three and six months ended June 30 were as follows (in thousands):

                                                                        Three Months                         Six Months
                                                              ----------------------------------  ---------------------------------
                                                                   2002              2001              2002              2001
                                                              ----------------  ----------------  ----------------  ---------------
Earnings available for common stock                                 $11,961           $10,723            $26,878           $29,161
   Other comprehensive income (loss):
     Unrealized gains (losses) on derivatives qualified as
           hedges:
        Unrealized holding gains (losses) arising during
           period, net of tax                                          (521)              837               (299)            1,801
        Less:  reclassification adjustment for gains (losses)
           included in earnings available for common
           stock, net of tax                                             --                15              4,287            (3,766)
                                                              ----------------  ----------------  ----------------  ---------------
     Net unrealized gains (losses) on qualifying derivatives           (521)              822             (4,586)            5,567
                                                              ----------------  ----------------  ----------------  ---------------
   Other comprehensive income (loss)                                   (521)              822             (4,586)            5,567
                                                              ----------------  ----------------  ----------------  ---------------
Comprehensive income                                                $11,440           $11,545            $22,292           $34,728
                                                              ================  ================  ================  ===============

3. Certain financial information relating to WP&L's significant business segments is presented below. Intersegment revenues were not material to WP&L's operations.

                                                       Electric        Gas          Other         Total
                                                    --------------------------------------------------------
                                                                         (in thousands)
     Three Months Ended June 30, 2002
     --------------------------------
     Operating revenues                                 $186,384      $29,854         $1,228      $217,466
     Operating income (loss)                              28,444         (128)           274        28,590
     Earnings available for common stock                                                            11,961

     Three Months Ended June 30, 2001
     --------------------------------
     Operating revenues                                 $178,297      $24,605         $1,228      $204,130
     Operating income (loss)                              26,165       (3,125)           368        23,408
     Earnings available for common stock                                                            10,723

     Six Months Ended June 30, 2002
     ------------------------------
     Operating revenues                                 $358,143      $86,353         $2,518      $447,014
     Operating income                                     46,953        5,120            660        52,733
     Earnings available for common stock                                                            26,878

     Six Months Ended June 30, 2001
     ------------------------------
     Operating revenues                                 $368,688     $150,237         $2,381      $521,306
     Operating income                                     56,836        2,995            553        60,384
     Earnings available for common stock                                                            29,161


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

                          FORWARD-LOOKING STATEMENTS

Statements contained in this report (including MD&A) that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: factors listed in "Other Matters - Other Future Considerations" and in "Future Earnings Outlook;" weather effects on sales and revenues; general economic and political conditions in Alliant Energy's domestic service territories; federal, state and international regulatory or governmental actions, including issues associated with the deregulation of the domestic utility industry, the ability to obtain adequate and timely rate relief and the payment of dividends; unanticipated construction and acquisition expenditures; issues related to stranded costs and the recovery thereof; unanticipated issues related to the supply of purchased electricity and price thereof; unexpected issues related to the operations of Alliant Energy's nuclear facilities; unanticipated costs associated with certain environmental remediation efforts being undertaken by Alliant Energy and with environmental compliance generally; unanticipated developments that adversely impact Alliant Energy's strategy to grow its non-regulated businesses; Alliant Energy's ability to identify and successfully complete acquisitions, development projects and proposed asset divestitures; improved results from Alliant Energy's Brazil investments, as well as continued growth in earnings from its China investments; unanticipated shifts in earnings at Whiting; enhanced performance by Alliant Energy's other non-regulated businesses as a whole; no material permanent declines in the fair market value of, or expected cash flows from, Alliant Energy's investments; technological developments; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; political, legal, economic and exchange rate conditions in foreign countries Alliant Energy has investments in; and changes in the rate of inflation. Alliant Energy assumes no obligation, and disclaims any duty, to update the forward-looking statements in this report.

                            UTILITY INDUSTRY REVIEW

A summary of the regulatory environment is included in the Form 10-K filed by Alliant Energy, IP&L and WP&L for the year ended December 31, 2001. Set forth below are several recent developments relating to the regulatory environment.

Overview - In September 2001, six electric utility companies, including IESU
--------
and IPC, filed an application with FERC to create TRANSLink, a for-profit, transmission-only company. In April 2002, FERC conditionally approved the formation of TRANSLink and TRANSLink's participation in the Midwest ISO. In June 2002, TRANSLink Development Co. LLC was formed to oversee the start-up activities for TRANSLink. Current plans call for IP&L to contribute transmission assets of 69 KV and greater, which have an estimated net book value of approximately $244 million, to TRANSLink in exchange for a corresponding ownership interest in TRANSLink. The TRANSLink proposal is also subject to receipt of all required state regulatory approvals. TRANSLink is currently expected to be operational in 2003.

On July 31, 2002, FERC issued a notice of proposed rules intended to standardize the wholesale electric market. While Alliant Energy believes that standardization of the wholesale electric market is necessary and will benefit market participants, Alliant Energy does not currently believe the proposed rules would have a material impact on Alliant Energy.

Rates and Regulatory Matters - Alliant Energy's merger-related price freezes
----------------------------
expired in April 2002 in all of its primary domestic utility jurisdictions and it is currently addressing the recovery of its utility cost increases through numerous rate filings. Alliant Energy currently has the following five rate cases outstanding (dollars in millions):

                                                            Interim       Interim
                 Utility        Filing         Increase     Increase     Effective
     Case          Type          Date         Requested     Granted*        Date                         Notes
---------------- --------- ----------------- ------------- ------------ ------------- --------------------------------------------
WP&L:
   2002 retail    E/G/W      August 2001            $85         $49       April 2002   **
   2003 retail    E/G/W        May 2002              59         TBD          TBD       Anticipate either interim or final rates
                                                                                       to be effective in January 2003.
   Wholesale        E       February 2002             6           6       April 2002
IP&L retail         E         March 2002             82          15       July 2002    ***
IP&L retail         G         July 2002              20         TBD          TBD       ***
                                             ------------- ------------
   Total                                           $252         $70
                                             ============= ============

* Interim rate relief is implemented subject to refund, pending determination of final rates.
** The PSCW held oral hearings in early August to decide the contested issues in the case. Such tentative decisions included the granting of a 12.3% return on common equity (as compared to the 11.7% current return). An estimate of the overall final rate increase to be granted is not yet available. A final order is expected to be issued in September 2002.
*** As required by statute, the IUB must decide on requests for interim and final rate relief within 90 days and 10 months after the rate increase application is filed, respectively. IP&L only requested interim rate relief of $22 million in its retail electric case.

While Alliant Energy still expects to receive reasonable rate increases in all of these cases, the anticipated timing of when certain increases will occur has been delayed versus prior estimates. Alliant Energy continues to make significant investments in its utility infrastructure to continue providing safe and reliable utility service. As a result, delays in the timing and implementation of the anticipated rate increases continue to apply short-term downward pressure on earnings.

In March 2002, WP&L filed with the PSCW to refund approximately $4 million to customers based on lower than projected fuel and purchased-power costs in 2001. In addition, in March 2002, WP&L filed with and received approval from the PSCW for a decrease in retail electric rates of approximately $19 million, effective March 23, 2002, based on lower projected 2002 fuel and purchased-power costs. The refund amounts ultimately provided by WP&L are subject to PSCW approval, expected in the third quarter of 2002. WP&L has recorded the necessary reserves for refunds at June 30, 2002.

The PSCW has recently issued new rules relating to the collection of fuel and purchased-power costs by Wisconsin utilities, including WP&L. The new rules are intended, among other things, to significantly reduce regulatory lag for the utilities related to the timing of the recovery of increased fuel and purchased-power costs. Purchased-power capacity costs will now be included in base rates. A process will also exist whereby the utilities can seek deferral treatment of capacity, transmission and emergency costs between base rate cases. The new rules are expected to be implemented for WP&L beginning in January 2003.

In January 2001, the IUB issued an order requiring IESU and IPC to file a joint fuel procurement plan for the purpose of evaluating the reasonableness of the Iowa utilities' fuel procurement contracts. In April 2002, the IUB issued an order, which found no reason to require a refund of past fuel and purchased-power cost collections or disallow recovery of ongoing collections. However, the IUB indicated it will continue to examine in other forums several issues related to purchased-power contracts, the design of the fuel cost recovery mechanism and long-term planning practices. IP&L cannot presently predict the impact, if any, this matter may have on its financial condition and results of operations.

                     ALLIANT ENERGY RESULTS OF OPERATIONS

Unless otherwise noted, all "per share" references in the Results of Operations section refer to earnings per diluted share.

Overview - Second Quarter Results - Alliant Energy's EPS for the second
---------------------------------
quarter of 2002 and 2001 were as follows:

                                                                                         2002         2001
                                                                                       --------    ----------
EPS per GAAP                                                                            $0.07         $0.48
Less:  Non-cash SFAS 133 income related to the valuation of electricity derivatives
           held by Southern Hydro                                                        0.07          0.21
       Non-cash SFAS 133 valuation charges related to Resources' 30-year
           exchangeable senior notes                                                    (0.02)        (0.06)
       Valuation charge related to Alliant Energy's McLeod investment
           (available-for-sale securities)                                              (0.04)          --
                                                                                       --------    ----------
Adjusted EPS *                                                                          $0.06         $0.32**
                                                                                       ========    ==========

* Adjusted EPS is a non-GAAP measure of accounting and should be evaluated in connection with GAAP information.
** Does not foot due to rounding.

The second quarter 2002 decrease in adjusted earnings was due to a decrease in earnings from Alliant Energy's non-regulated businesses of $0.26 per share. Earnings from utility operations increased $0.06 per share due to higher electric and gas margins and a lower effective income tax rate, partially offset by higher operating expenses. The increased utility earnings were offset by higher expenses at the parent company.

A breakdown of Alliant Energy's non-regulated adjusted EPS for the three and six months ended June 30 is as follows (the adjustments to GAAP EPS in the previous table were all recorded at Alliant Energy's non-regulated businesses):

                                                      Three Months                               Six Months
                                          --------------------------------------    -------------------------------------
                                            2002*         2001        Variance        2002*         2001        Variance
                                          ---------    ---------     -----------    ---------    ---------    -----------
Investments business unit                   $0.10        $0.19         ($0.09)        $0.12        $0.37        ($0.25)
International business unit                 (0.18)       (0.11)         (0.07)        (0.32)       (0.21)        (0.11)
Integrated Services business unit           (0.06)       (0.04)         (0.02)        (0.13)       (0.04)        (0.09)
Generation and Trading business unit        (0.01)        0.01          (0.02)        (0.03)         --          (0.03)
Other                                       (0.03)        0.03          (0.06)        (0.08)        0.01         (0.09)
                                          ---------    ---------     -----------    ---------    ---------    -----------
    Total adjusted EPS                     ($0.18)       $0.08         ($0.26)       ($0.44)       $0.13        ($0.57)
                                          =========    =========     ===========    =========    =========    ===========

* The 2002 EPS figures have been computed based on the average shares outstanding in 2001 as it is Alliant Energy's practice to report the dilutive impact of increased shares outstanding as a separate earnings variance item.

The lower earnings from the Investments business unit were largely due to lower oil and gas prices and higher depletion expense at Whiting. The second quarter 2001 Whiting results also included income from a gain on an asset sale. These items were partially offset by higher gas volumes. The lower results from the International business unit were primarily due to lower results from Alliant Energy's Brazil investments, partially offset by improved results from Alliant Energy's Australia and China investments. The decreased Brazil results were due to lower electric sales resulting from the slower than anticipated recovery in electricity usage following the recently lifted drought-related rationing program; a charge of $0.03 per share related to the recovery of the impacts of rationing and other prior costs; losses incurred by a thermal plant recently constructed by Alliant Energy and its Brazilian partners due to the depressed wholesale power market and the impact of a decline in the currency rate on the debt issued to finance the plant; and higher interest expense. The increased results from Australia were largely due to higher sales volumes. The higher results from China were primarily due to earnings from additional generation facilities added to
Alliant Energy's China portfolio during the last year.   The Integrated
Services business unit recorded an asset valuation charge of $0.05 per share in the second quarter of 2002 related to its loan receivable from a Mexican development company in connection with the development of a resort community near the Baja peninsula in Mexico. This was partially offset by lower interest expense and the elimination of goodwill amortization expense in compliance with new accounting rules effective in 2002. The lower
Generation and Trading results were due to lower earnings from Alliant Energy's electricity-trading joint venture (refer to "Liquidity and Capital Resources - Sales of Non-strategic Assets" for additional information).

Domestic Electric Utility Operations - Electric margins and MWh sales for
------------------------------------
Alliant Energy for the three months ended June 30 were as follows (in thousands):

                                               Revenues and Costs                          MWhs Sold
                                     ---------------------------------------  -------------------------------------
                                          2002          2001       Change         2002        2001        Change
                                     ---------------------------------------  -------------------------------------
Residential                              $135,032      $135,034      --            1,643        1,549        6%
Commercial                                 90,209        95,421      (5%)          1,339        1,330        1%
Industrial                                134,314       147,483      (9%)          3,153        3,217       (2%)
                                     -----------------------------            --------------------------
   Total from ultimate customers          359,555       377,938      (5%)          6,135        6,096        1%
Sales for resale                           38,970        46,783     (17%)          1,219        1,246       (2%)
Other                                      14,125        10,766      31%              42           44       (5%)
                                     -----------------------------            --------------------------
   Total revenues/sales                   412,650       435,487      (5%)          7,396        7,386       --
                                                                              ==========================
Electric production fuels expense          70,980        73,428      (3%)
Purchased-power expense                    90,681       111,114     (18%)
                                     -----------------------------
   Margin                                $250,989      $250,945      --
                                     =============================

Electric margins and MWh sales for Alliant Energy for the six months ended June 30 were as follows (in thousands):

                                               Revenues and Costs                          MWhs Sold
                                     ---------------------------------------  -------------------------------------
                                          2002           2001      Change        2002         2001        Change
                                     ---------------------------------------  -------------------------------------
Residential                              $272,279       $284,721    (4%)          3,516        3,520        --
Commercial                                168,001        180,475    (7%)          2,635        2,661        (1%)
Industrial                                242,394        264,150    (8%)          5,999        6,200        (3%)
                                     ------------------------------           --------------------------
   Total from ultimate customers          682,674        729,346    (6%)         12,150       12,381        (2%)
Sales for resale                           75,380         95,206   (21%)          2,422        2,502        (3%)
Other                                      25,358         22,878    11%              86           86        --
                                     ------------------------------           --------------------------
   Total revenues/sales                   783,412        847,430    (8%)         14,658       14,969        (2%)
                                                                              ==========================
Electric production fuels expense         129,741        141,701    (8%)
Purchased-power expense                   163,018        209,847   (22%)
                                     ------------------------------
   Margin                                $490,653       $495,882    (1%)
                                     ==============================

Electric margin increased slightly and decreased $5.2 million, or 1%, for the three- and six-month periods, respectively. The three-month increase was primarily due to the impact of more favorable weather conditions, two interim rate increases implemented in the second quarter of 2002 and continued retail customer growth. These items were offset by the effect of a continuing sluggish economy in the upper Midwest, which reduced Alliant Energy's electric industrial sales 2%, and reduced energy conservation revenues. The six-month decrease was primarily related to decreased retail sales due to the sluggish economy, which reduced Alliant Energy's industrial sales 3%, and reduced energy conservation revenues. Such items were partially offset by continued retail customer growth, interim rate increases implemented in the second quarter of 2002 and decreased purchased-power costs impacting margin. The reduced energy conservation revenues in both periods were largely offset by lower energy conservation expenses. Refer to "Utility Industry Review - Rates and Regulatory Matters" for discussion of various rate filings.

Gas Utility Operations - Gas margins and Dth sales for Alliant Energy for the
----------------------
three months ended June 30 were as follows (in thousands):

                                           Revenues and Costs                          Dths Sold
                                 ---------------------------------------  ------------------------------------
                                      2002          2001       Change        2002         2001       Change
                                 ---------------------------------------  ------------------------------------
Residential                          $34,991        $34,337       2%           4,731       3,645       30%
Commercial                            16,956         16,710       1%           2,903       2,213       31%
Industrial                             4,076          5,410     (25%)            882         892       (1%)
Transportation/other                   9,343          6,975      34%          10,339      10,638       (3%)
                                 -----------------------------            -------------------------
   Total revenues/sales               65,366         63,432       3%          18,855      17,388        8%
                                                                          =========================
Cost of utility gas sold              38,719         42,066      (8%)
                                 -----------------------------
   Margin                            $26,647        $21,366      25%
                                 =============================

Gas margins and Dth sales for Alliant Energy for the six months ended June 30 were as follows (in thousands):

                                           Revenues and Costs                          Dths Sold
                                 ---------------------------------------  -------------------------------------
                                      2002          2001       Change        2002         2001       Change
                                 ---------------------------------------  -------------------------------------
Residential                         $111,577       $200,894     (44%)         18,150      19,225      (6%)
Commercial                            54,952        105,765     (48%)         10,733      11,272      (5%)
Industrial                            10,117         20,033     (49%)          2,351       2,522      (7%)
Transportation/other                  16,961         26,558     (36%)         23,153      24,597      (6%)
                                 ----------------------------             --------------------------
   Total revenues/sales              193,607        353,250     (45%)         54,387      57,616      (6%)
                                                                          ==========================
Cost of utility gas sold             122,475        280,324     (56%)
                                 ----------------------------
   Margin                            $71,132        $72,926      (2%)
                                 ============================

Gas revenues and cost of utility gas sold decreased significantly for the six-month period due to the large decrease in natural gas prices from the first half of 2001. Due to Alliant Energy's rate recovery mechanisms for gas costs, these decreases alone had little impact on gas margin. Gas margin increased $5.3 million, or 25%, and decreased $1.8 million, or 2%, for the three- and six-month periods, respectively. The three-month increase was primarily due to the impact of more favorable weather conditions in the second quarter of 2002 and continued retail customer growth, partially offset by the effect of the sluggish economy. The six-month decrease was primarily due to reduced energy conservation revenues and the impact of lower sales resulting from extremely mild weather in the first quarter of 2002 and the sluggish economy. These items were partially offset by increased sales from continued retail customer growth and improved performance related to WP&L's performance-based commodity cost recovery program. The reduced energy conservation revenues were largely offset by lower energy conservation expenses. Refer to "Utility Industry Review - Rates and Regulatory Matters" for discussion of various rate filings.

Non-regulated and Other Revenues - Details regarding Alliant Energy's
--------------------------------
non-regulated and other revenues and data relating to Whiting's oil and gas operations for the three and six months ended June 30 were as follows:

                                                            Three Months                      Six Months
                                                   -------------------------------  -------------------------------
Non-regulated and other revenues (in thousands):        2002            2001             2002             2001
                                                   ---------------  --------------  ----------------  -------------
   Integrated Services                                 $45,022          $48,210         $102,228         $132,410
   Investments:
        Whiting                                         30,775           36,356           52,623           79,131
        Other                                           11,567           11,966           22,353           22,576
   International                                        33,553            9,654           61,405           15,941
   Other                                                16,282            6,736           35,824           13,816
                                                   ---------------  --------------  ----------------  -------------
                                                      $137,199         $112,922         $274,433         $263,874
                                                   ===============  ==============  ================  =============

                                                            Three Months                      Six Months
                                                   -------------------------------  -------------------------------
                                                       2002             2001             2002            2001
                                                   --------------  ---------------  ---------------  --------------
Whiting's volumes sold (in thousands):
     Oil (barrels)                                        549             532             1,015            1,097
     Gas (Dth)                                          5,356           4,460            10,299            8,782
Whiting's average product prices:
     Oil (per barrel)                                  $22.38          $25.15            $20.60           $25.34
     Gas (per Dth)                                      $3.22           $4.26             $2.80            $5.12


The decreased Integrated Services revenues were primarily due to decreased gas revenues resulting from lower natural gas prices and lower sales as a result of the sluggish economy. Reduced revenues at Whiting were primarily due to lower oil and gas prices, partially offset by higher gas volumes. International revenues increased primarily due to the third quarter 2001 acquisitions of additional combined heat and power facilities in China and Alliant Energy acquiring a controlling interest in Southern Hydro in March 2002, changing from the equity method of accounting to the consolidation method at such time. Other revenues increased primarily due to the fourth quarter 2001 acquisition of a controlling interest in SmartEnergy, Inc., an energy services company operating in competitive energy markets.

Other Operating Expenses - Other operation and maintenance expenses for the
------------------------
three and six months ended June 30 were as follows (in thousands):

                                             Three Months                      Six Months
                                     ------------------------------   ------------------------------
                                         2002            2001             2002             2001
                                     -------------   --------------   --------------   -------------
Utility                                 $130,469        $125,538          $262,232         $255,627
Integrated Services                       42,826          45,457            95,448          125,642
Investments:
     Whiting                              11,895          11,366            23,637           23,096
     Other                                 7,111           7,035            13,977           14,098
International                             24,041           7,664            46,514           16,129
Other (includes eliminations)             11,293             (74)           24,630              590
                                     -------------   --------------   --------------   -------------
                                        $227,635        $196,986          $466,438         $435,182
                                     =============   ==============   ==============   =============

The utility increases were primarily due to increased fossil-fuel and nuclear generation expenses and increased employee benefits expenses, partially offset by reduced energy conservation expenses. Alliant Energy's remaining price freezes (which were implemented in connection with the three-way merger in 1998) expired in April 2002. Alliant Energy is addressing the recovery of its utility cost increases related to ongoing investments to continue providing safe and reliable utility service through rate filings in Wisconsin, Iowa and with FERC in 2002 (refer to "Utility Industry Review - Rates and Regulatory Matters" for additional information). The Integrated

Services, International and Other variances were largely driven by the same factors impacting the revenue variances discussed earlier.

Depreciation, depletion and amortization expense decreased $0.6 million and increased $1.5 million for the three- and six-month periods, respectively. Items contributing to lower expense for the three- and six-month periods included: decreases of $3.4 million and $6.8 million, respectively, from the implementation of lower depreciation rates at IP&L on January 1, 2002, resulting from an updated depreciation study; lower decommissioning expense based on reduced retail funding levels at WP&L ; and the elimination of $1.4 million and $2.4 million, respectively, of goodwill amortization expense in compliance with new accounting rules effective in 2002. These items were largely offset by the impacts of property additions and higher depletion expense at Whiting, largely due to ongoing acquisitions of additional oil and gas properties.

Interest Expense and Other - Equity income (loss) from Alliant Energy's
--------------------------
unconsolidated investments for the three and six months ended June 30 was as follows (in thousands):

                                              Three Months                     Six Months
                                       ----------------------------    ----------------------------
                                           2002           2001             2002           2001
                                       -------------  -------------    --------------  ------------
Australia/New Zealand                        $144        $24,889           $21,254         $9,698
ATC                                         3,061          3,242             7,174          8,026
China*                                        157            988               475          2,391
Cargill-Alliant                              (321)         2,091              (550)         5,094
Brazil                                     (7,230)           185            (8,924)        (1,295)
Other                                      (2,737)          (469)           (2,644)           (61)
                                       -------------  -------------    --------------  ------------
                                          ($6,926)       $30,926           $16,785        $23,853
                                       =============  =============    ==============  ============

* Majority of investments are accounted for under the consolidation method.

Equity income from unconsolidated investments decreased $37.9 million and $7.1 million for the three- and six-month periods. The Australia/New Zealand variances were primarily due to changes in non-cash SFAS 133 valuation income associated with electricity derivatives at Southern Hydro. As noted earlier, Alliant Energy began accounting for its investment in Southern Hydro under the consolidation method in March 2002. The second quarter of 2001 included $25.3 million of such pre-tax income and the six-month period included a pre-tax increase of $13.5 million of non-cash SFAS 133 valuation income. The losses at Cargill-Alliant were due to fewer weather-related trading opportunities. Refer to "Overview - Second Quarter Results" for discussion of the factors responsible for the lower Brazil results.

Refer to Note 8 of Alliant Energy's Notes to Consolidated Financial Statements for discussion of the asset valuation charges recorded by Alliant Energy in the first and second quarters of 2002 related to its McLeod available-for-sale securities.

Miscellaneous, net income decreased $2.0 million and $5.7 million for the three- and six-month periods, respectively, due to the recording of pre-tax asset valuation charges related to Alliant Energy's investments in -- Enermetrix (Q1/$8.5 million); loan receivable from a Mexican development company in connection with development of a resort community in Mexico (Q2/$6.9 million); and Capstone (Q1/$5.0 million) -- and gains from sales of Whiting oil and gas properties realized in 2001. These items were partially offset in the three- and six-month periods by pre-tax, non-cash SFAS 133 valuation income of $8.3 million and $15.4 million, respectively, related to Southern Hydro's electricity derivatives after the investment was consolidated in March 2002 and lower pre-tax, non-cash SFAS 133 valuation charges of $4.5 million and $6.0 million, respectively, related to the derivative component of Alliant Energy's exchangeable senior notes and McLeod trading securities.

Income Taxes - The effective income tax rates were 17.8% and 27.5% for the
------------
three- and six-month periods ended June 30, 2002, respectively, compared with 32.6% and 33.1% for the same periods last year. The decrease for both periods was primarily due to higher tax credits and decreases in property-related temporary differences for which deferred taxes are not provided pursuant to rate making principles.

Cumulative Effect of a Change in Accounting Principle - In the first quarter
-----------------------------------------------------
of 2001, Alliant Energy recorded a charge of $12.9 million relating to the adoption of SFAS 133 on January 1, 2001 at Southern Hydro.

                          IP&L RESULTS OF OPERATIONS

Overview - Second Quarter Results - Earnings available for common stock
---------------------------------
increased $3.6 million, primarily due to more favorable weather and a lower effective income tax rate, partially offset by a continuing sluggish economy in the upper Midwest.

Electric Utility Operations - Electric margins and MWh sales for IP&L for the
---------------------------
three months ended June 30 were as follows (in thousands):

                                              Revenues and Costs                        MWhs Sold
                                    --------------------------------------- ----------------------------------
                                        2002          2001        Change        2002        2001     Change
                                    --------------------------------------- ----------------------------------
Residential                             $76,432       $80,399       (5%)          897         847       6%
Commercial                               54,191        61,818      (12%)          810         831      (3%)
Industrial                               80,467        93,778      (14%)        2,008       2,057      (2%)
                                    ----------------------------            ------------------------
   Total from ultimate customers        211,090       235,995      (11%)        3,715       3,735      (1%)
Sales for resale                          8,400        14,254      (41%)          350         363      (4%)
Other                                     6,776         6,941       (2%)           26          27      (4%)
                                    ----------------------------            ------------------------
   Total revenues/sales                 226,266       257,190      (12%)        4,091       4,125      (1%)
                                                                            ========================
Electric production fuels expense        39,194        45,233      (13%)
Purchased-power expense                  37,062        60,318      (39%)
                                    ----------------------------
   Margin                              $150,010      $151,639       (1%)
                                    ============================

Electric margins and MWh sales for IP&L for the six months ended June 30 were as follows (in thousands):

                                              Revenues and Costs                        MWhs Sold
                                    --------------------------------------- -----------------------------------
                                        2002          2001        Change       2002        2001       Change
                                    --------------------------------------- -----------------------------------
Residential                            $152,397      $163,508      (7%)        1,919        1,911       --
Commercial                              100,272       112,345     (11%)        1,598        1,620       (1%)
Industrial                              143,334       162,177     (12%)        3,842        3,944       (3%)
                                    ----------------------------            ------------------------
   Total from ultimate customers        396,003       438,030     (10%)        7,359        7,475       (2%)
Sales for resale                         16,398        27,334     (40%)          658          774      (15%)
Other                                    12,868        13,378      (4%)           54           53        2%
                                    ----------------------------            ------------------------
   Total revenues/sales                 425,269       478,742     (11%)        8,071        8,302       (3%)
                                                                            ========================
Electric production fuels expense        67,685        78,434     (14%)
Purchased-power expense                  65,221       106,681     (39%)
                                    ----------------------------
   Margin                              $292,363      $293,627      --
                                    ============================

Electric margin decreased $1.6 million, or 1%, and $1.3 million, for the three- and six-month periods, respectively, primarily due to reduced energy conservation revenues of $4.2 million and $9.3 million, respectively, and the sluggish economy, partially offset by increased sales from continued retail customer growth. More favorable weather conditions and decreased purchased-power capacity costs partially offset the three- and six-month decreases, respectively. The reduced energy conservation revenues in both periods were largely offset by lower energy conservation expenses. Refer to "Utility Industry Review - Rates and Regulatory Matters" for discussion of IP&L's rate filings.

Gas Utility Operations - Gas margins and Dth sales for IP&L for the three
----------------------
months ended June 30 were as follows (in thousands):

                                           Revenues and Costs                         Dths Sold
                                 ---------------------------------------  ----------------------------------
                                      2002         2001        Change        2002        2001      Change
                                 ---------------------------------------  ----------------------------------
Residential                         $20,517       $21,406       (4%)          2,706      2,175       24%
Commercial                            9,499         9,747       (3%)          1,553      1,234       26%
Industrial                            3,116         4,325      (28%)            685        736       (7%)
Transportation/other                  2,380         3,349      (29%)          6,347      7,488      (15%)
                                 ----------------------------             ------------------------
   Total revenues/sales              35,512        38,827       (9%)         11,291     11,633       (3%)
                                                                          ========================
Cost of gas sold                     22,210        26,241      (15%)
                                 ----------------------------
   Margin                           $13,302       $12,586        6%
                                 ============================

Gas margins and Dth sales for IP&L for the six months ended June 30 were as follows (in thousands):

                                           Revenues and Costs                         Dths Sold
                                 ---------------------------------------  -----------------------------------
                                     2002          2001        Change        2002        2001       Change
                                 ---------------------------------------  -----------------------------------
Residential                         $64,377       $120,870      (47%)        10,644      11,647        (9%)
Commercial                           31,002         61,806      (50%)         6,049       6,609        (8%)
Industrial                            6,583         13,282      (50%)         1,569       1,786       (12%)
Transportation/other                  5,292          7,055      (25%)        14,273      16,043       (11%)
                                 ----------------------------             -------------------------
   Total revenues/sales             107,254        203,013      (47%)        32,535      36,085       (10%)
                                                                          =========================
Cost of gas sold                     68,570        158,247      (57%)
                                 ----------------------------
   Margin                           $38,684        $44,766      (14%)
                                 ============================

Gas revenues and cost of gas sold decreased significantly for the six-month period due to the large decrease in natural gas prices from the first half of 2001. Such decreases alone had no impact on IP&L's gas margin given its rate recovery mechanism for gas costs. Gas margin decreased $6.1 million, or 14%, for the six-month period primarily due to reduced energy conservation revenues of $4.2 million and the impact of lower sales resulting from extremely mild weather in the first quarter of 2002 and the sluggish economy. The reduced energy conservation revenues were largely offset by lower energy conservation expenses. Refer to "Utility Industry Review - Rates and Regulatory Matters" for discussion of IP&L's rate filings.

Other Operating Expenses - Other operation and maintenance expenses decreased
------------------------
$0.4 million and $4.2 million for the three- and six-month periods, respectively, primarily due to a decrease in energy conservation expenses of $3.5 million and $11.2 million, respectively, partially offset by increased fossil-fuel and nuclear generation expenses.

Depreciation and amortization expense decreased $0.6 million and $1.3 million for the three- and six-month periods primarily due to $3.4 million and $6.8 million, respectively, from implementation of the lower depreciation rates on January 1, 2002, resulting from an updated depreciation study, largely offset by property additions.

Income Taxes - The effective income tax rates were 28.7% and 36.9% for the
------------
three- and six-month periods ended June 30, 2002, respectively, compared with 39.5% and 39.4% for the same periods last year. The decreases were primarily due to decreases in property-related temporary differences for which deferred taxes are not provided pursuant to rate making principles.

                          WP&L RESULTS OF OPERATIONS

Overview - Second Quarter Results - Earnings available for common stock
---------------------------------
increased $1.2 million, primarily due to higher gas and electric margins, partially offset by higher generation expenses.

Electric Utility Operations - Electric margins and MWh sales for WP&L for the
---------------------------
three months ended June 30 were as follows (in thousands):

                                              Revenues and Costs                        MWhs Sold
                                    --------------------------------------- -----------------------------------
                                        2002          2001       Change         2002        2001      Change
                                    --------------------------------------- -----------------------------------
Residential                            $58,600       $54,635       7%            746           702       6%
Commercial                              36,018        33,603       7%            530           499       6%
Industrial                              53,847        53,705      --           1,145         1,160      (1%)
                                    ---------------------------             -------------------------
   Total from ultimate customers       148,465       141,943       5%          2,421         2,361       3%
Sales for resale                        30,570        32,529      (6%)           870           883      (1%)
Other                                    7,349         3,825      92%             15            17     (12%)
                                    ---------------------------             -------------------------
   Total revenues/sales                186,384       178,297       5%          3,306         3,261       1%
                                                                            =========================
Electric production fuels expense       31,787        28,195      13%
Purchased-power expense                 53,620        50,796       6%
                                    ---------------------------
   Margin                             $100,977       $99,306       2%
                                    ===========================

Electric margins and MWh sales for WP&L for the six months ended June 30 were as follows (in thousands):

                                              Revenues and Costs                        MWhs Sold
                                    --------------------------------------- -----------------------------------
                                        2002          2001        Change       2002        2001       Change
                                    --------------------------------------- -----------------------------------
Residential                            $119,882      $121,213        (1%)      1,597       1,609        (1%)
Commercial                               67,729        68,130        (1%)      1,037       1,041        --
Industrial                               99,060       101,973        (3%)      2,157       2,256        (4%)
                                    ----------------------------            ------------------------
   Total from ultimate customers        286,671       291,316        (2%)      4,791       4,906        (2%)
Sales for resale                         58,982        67,872       (13%)      1,763       1,728         2%
Other                                    12,490         9,500        31%          32          33        (3%)
                                    ----------------------------            ------------------------
   Total revenues/sales                 358,143       368,688        (3%)      6,586       6,667        (1%)
                                                                            ========================
Electric production fuels expense        62,056        63,267        (2%)
Purchased-power expense                  97,797       103,166        (5%)
                                    ----------------------------
   Margin                              $198,290      $202,255        (2%)
                                    ============================

Electric margin increased $1.7 million, or 2%, and decreased $4.0 million, or 2%, for the three- and six-month periods, respectively. The three-month increase was primarily due to two interim rate increases implemented in the second quarter of 2002, more favorable weather conditions and continued retail customer growth, partially offset by the effect of a continuing sluggish economy. The six-month decrease was primarily due to the sluggish economy, partially offset by several interim rate increases implemented in the second quarter of 2002 and continued retail customer growth. The economic slowdown had the most significant impact on industrial sales, which decreased 1% and 4% for the three- and six-month periods, respectively.
Refer to "Utility Industry Review - Rates and Regulatory Matters" for information on WP&L's rate filings.

Gas Utility Operations - Gas margins and Dth sales for WP&L for the three
----------------------
months ended June 30 were as follows (in thousands):

                                           Revenues and Costs                            Dths Sold
                                 ---------------------------------------  ----------------------------------------
                                     2002         2001        Change           2002          2001       Change
                                 ---------------------------------------  ----------------------------------------
Residential                         $14,474       $12,931        12%            2,025        1,470        38%
Commercial                            7,457         6,963         7%            1,350          979        38%
Industrial                              960         1,085       (12%)             197          156        26%
Transportation/other                  6,963         3,626        92%            3,992        3,150        27%
                                 ---------------------------              ----------------------------
   Total revenues/sales              29,854        24,605        21%            7,564        5,755        31%
                                                                          ============================
Cost of gas sold                     16,509        15,825         4%
                                 ---------------------------
   Margin                           $13,345        $8,780        52%
                                 ===========================

Gas margins and Dth sales for WP&L for the six months ended June 30 were as follows (in thousands):

                                           Revenues and Costs                           Dths Sold
                                 ---------------------------------------  --------------------------------------
                                      2002         2001       Change           2002         2001       Change
                                 ---------------------------------------  --------------------------------------
Residential                          $47,200       $80,024      (41%)           7,506        7,578       (1%)
Commercial                            23,950        43,959      (46%)           4,684        4,663       --
Industrial                             3,534         6,751      (48%)             782          736        6%
Transportation/other                  11,669        19,503      (40%)           8,880        8,554        4%
                                 ---------------------------              ----------------------------
   Total revenues/sales               86,353       150,237      (43%)          21,852       21,531        1%
                                                                          ============================
Cost of gas sold                      53,905       122,077      (56%)
                                 ---------------------------
   Margin                            $32,448       $28,160       15%
                                 ===========================

Gas revenues and cost of gas sold decreased significantly for the six-month period due to the large decrease in natural gas prices from the first half of 2001. Due to WP&L's rate recovery mechanism for gas costs, these decreases alone had little impact on gas margin. Gas margin increased $4.6 million, or 52%, and $4.3 million, or 15%, for the three- and six-month periods, respectively. The three-month increase was primarily due to increased sales from continued retail customer growth and more favorable weather conditions. The six-month increase was primarily due to improved performance related to WP&L's performance-based commodity cost recovery program and the continued retail customer growth. Refer to "Utility Industry Review - Rates and Regulatory Matters" for information on WP&L's rate filings.

Other Operating Expenses - Other operation and maintenance expenses increased
------------------------
$5.4 million and $10.8 million for the three- and six-month periods, respectively, resulting from higher fossil-fuel and nuclear generation expenses and increased employee benefits expenses.

Depreciation and amortization expense decreased $3.3 million and $2.4 million for the three- and six-month periods, respectively, primarily due to lower decommissioning expense based on reduced retail funding levels, partially offset by property additions. Earnings on the nuclear decommissioning trust fund decreased and increased for the three- and six-month periods, respectively.
The accounting for earnings on the nuclear decommissioning trust fund results in no net income impact. Miscellaneous, net income is increased for earnings on the trust fund, which is offset in depreciation expense.

Interest Expense and Other - Interest expense decreased $1.4 million and $2.4
--------------------------
million for the three- and six-month periods, respectively, primarily due to the impact of lower interest rates on WP&L's variable rate borrowings.

Miscellaneous, net income decreased $4.5 million and increased $2.2 million for the three- and six-month periods, respectively. The three-month decrease was primarily due to decreased earnings on the nuclear decommissioning trust fund and lower income from the sale of non-utility value-added products and services. The six-month increase was primarily due to increased earnings on the nuclear decommissioning trust fund.

Income Taxes - The effective income tax rates were 35.1% and 36.4% for the
------------
three- and six-month periods ended June 30, 2002, respectively, compared with 38.2% and 38.3%, respectively, for the same periods last year.

                        LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Six-Month Periods - In spite of lower earnings, Alliant
------------------------------------
Energy's cash flows from operating activities increased $52 million primarily due to changes in working capital and various non-cash charges recorded in the first six months of 2002; cash flows from financing activities increased $177 million primarily due to changes in the amount of debt issued and retired; and cash flows used for investing activities increased $183 million primarily due to increased construction and acquisition expenditures and proceeds received from the transfer of WP&L's transmission assets to ATC in the second quarter of 2001. IP&L's cash flows from operating activities decreased $22 million primarily due to changes in working capital; cash flows used for financing activities decreased $44 million primarily due to changes in the amount of debt issued and retired; and cash flows used for investing activities increased $25 million primarily due to increased construction and acquisition expenditures. WP&L's cash flows from operating activities increased $98 million primarily due to changes in working capital; cash flows used for financing activities increased $20 million primarily due to changes in the amount of debt issued and retired; and cash flows used for investing activities increased $83 million, primarily due to proceeds received from its asset transfer to ATC in the second quarter of 2001.

Short-Term Debt - In June 2002, Alliant Energy received approval (through
---------------
December 31, 2004) from the SEC to issue and sell up to an aggregate amount of $1 billion of short-term debt outstanding at any one time and to guarantee borrowings by Resources in an aggregate amount that would not exceed $700 million at any one time. In addition, IP&L received SEC approval to issue short-term debt in a principal amount which would not at any one time exceed $300 million. Modification of the utility money pool agreement in certain respects was approved by the MPUC in June 2002 and approvals from the SEC and the ICC are still pending. In July 2002, WP&L withdrew from the utility money pool and, to meet its short-term borrowing needs, began issuing its own commercial paper (rated P-1 by Moody's) at rates similar to the money pool rates.

In August 2002, Resources entered into a $100 million credit agreement extending through November 2002. This facility is a bridge financing associated with a $300 million medium-term Resources financing expected to be completed later in 2002. In addition, Alliant Energy contemplates a $300 million long-term debt financing to also be completed later in 2002.
Proceeds of the two longer-term transactions will be used to repay the $100 million bridge facility, and the remainder will be used to reduce other short-term borrowings. These transactions will enable Alliant Energy to lengthen the maturity profile of its overall debt portfolio and take advantage of historically low interest rates.

Environmental - A summary of Alliant Energy's environmental matters is
-------------
included in the Form 10-K filed by Alliant Energy, IP&L and WP&L for the year ended December 31, 2001. Alliant Energy's, IP&L's and WP&L's environmental matters have not changed materially from those reported in the 2001 Form 10-K, except as described below.

In December 2000, February 2001 and June 2002, the EPA requested certain information relating to the historical operation of WP&L's major coal-fired generating units in Wisconsin. WP&L has responded to all requests and has not yet received a final response from the EPA. In some cases involving similar EPA requests from other electric generating facilities, penalties and capital expenditures have resulted. In addition, on a broader basis, the EPA has assessed the impact of investments in utility generation capacity, energy efficiency and environmental protection, as well as reviewed proposed multi-pollutant legislation, and will be recommending clarifications and revisions to the process in the future. Alliant Energy cannot presently predict what impact, if any, these issues may have on its financial condition or results of operations. However, any required remedial action resulting from these matters could be significant.

Construction and Acquisition Expenditures - Alliant Energy currently
-----------------------------------------
anticipates the following construction and acquisition expenditures in 2002 and 2003 (in millions):

                                                                   2002           2003
                                                               -------------  -------------
Domestic utility business:
     Power Iowa                                                       $20          $320 *
     Other utility infrastructure and reliability investments         410           500
Non-regulated generation                                              210            40
Oil and gas                                                           170           130
Energy-related international                                           90           110
Other non-regulated business development                              100           100
                                                               -------------  -------------
     Total                                                         $1,000        $1,200 **
                                                               =============  =============

* Includes approximately $130 million for potential purchase of turbines and related equipment from an affiliate.
** Alliant Energy has not entered into firm commitments relating to all of the anticipated capital expenditures in the above table, thus Alliant Energy does have some discretion as to the eventual level of capital expenditures incurred and it closely monitors and updates such estimates on an ongoing basis based on numerous economic and other factors.

Alliant Energy is executing a focused strategic growth plan, with the majority of its investments in its utility business, regulated and
non-regulated generation projects and oil and gas investments.   Alliant
Energy considers generation to be one of its core competencies and a key growth area of its business in the coming years. Alliant Energy will only make investments in regulated generation investments if it is assured in advance by the applicable regulators of receiving an appropriate rate of return on such investments. Under the Power Iowa program, IP&L announced plans in April 2002 to build a 500 MW natural gas-fired facility in Iowa which is expected to be operational in 2004. IP&L currently estimates it will cost nearly $400 million to construct the plant. IP&L has made the necessary regulatory filing with the IUB related to this project and the construction of the plant is contingent on the outcome of such filing.

Given the status of the current non-regulated generation market, Alliant Energy's initial investments in this market will focus on facilities with underlying long-term purchased-power agreements. While Alliant Energy believes there are excellent acquisition opportunities in the existing non-regulated generation market, it will continue to be patient, prudent and diligent in its pursuit of such opportunities. Consistent with this approach, Alliant Energy announced in July 2002 its decision to purchase a $109 million, 309 MW, non-regulated, natural gas-fired power plant in Wisconsin, which Resources expects to finance with a significant portion of non-recourse debt. The entire power output of the facility is sold under contract to Milwaukee-based WE Energies through June 2008. The transaction is expected to close in the fourth quarter of 2002.

Alliant Energy will also continue to invest significantly in its oil and gas business to gain the necessary scale to enable Alliant Energy to consider various strategic alternatives. Alliant Energy's investments in its Integrated Services businesses will be minimal over the next 18 months as Alliant Energy focuses on improving the results of the existing operations. Alliant Energy plans to make additional investments in China and limited investments in New Zealand/Australia over the next 18 months. The China investments are expected to be financed with cash flows generated internally by existing China investments and any remaining balances funded with non-recourse debt.

Alliant Energy currently does not contemplate making any additional new investments in Brazil over the next 18 months as it continues its focus on improving the operations and results from its current Brazil investments. Post-rationing sales have not yet recovered to levels anticipated by Alliant Energy but it still expects them to begin returning to pre-rationing levels by the end of 2002 with robust sales growth commencing in 2003. The comprehensive review of the electric industry, including the wholesale power market, being performed by the Brazilian government continues and reforms are expected to be fully implemented in the next six to nine months. Alliant Energy expects to begin realizing benefits from these initiatives later this year, with more significant benefits anticipated in 2003. While Alliant Energy has a comprehensive plan in place to improve the results of its Brazil investments and it remains committed to such investments, Alliant Energy's long-term commitment is dependent on improved performance of these investments.

Balance Sheet and Credit Ratings - Alliant Energy remains committed to taking
--------------------------------
the necessary steps to ensure it has a strong balance sheet and strong credit ratings as a means of ensuring its long-term success. Alliant Energy continues to evaluate various debt and equity financing alternatives and expects to meet its future capital requirements with cash generated from operations, external financings and sales of non-strategic assets.

Sales of Non-strategic Assets - In July 2002, Alliant Energy announced an
-----------------------------
agreement to sell to Cargill its 50% ownership interest in its electricity-trading joint venture with Cargill at a price equivalent to Alliant Energy's May 31, 2002 investment book value of approximately $19.3 million. The performance of Cargill-Alliant after May 31, 2002 and before the closing will not impact the purchase price. Pending federal regulatory approval, the transaction is expected to close by Fall of 2002. Consistent with Alliant Energy's objectives to narrow its existing strategic platforms, Alliant Energy continues to evaluate the sale of various other non-strategic assets. Such sales will enable Alliant Energy to continue to refine its strategic focus and to redeploy the proceeds to Alliant Energy's strategic growth platforms and/or reduce debt levels. Alliant Energy is committed, and has the financial strength, to take the necessary time to maximize the value from such asset sales.

Preferred Stock - In August 2002, IP&L filed an application with the SEC
---------------
requesting authority under PUHCA to issue and sell one or more series of trust preferred securities having a stated per share liquidation preference and/or one or more new series of IP&L preferred stock in a combined aggregate amount not to exceed $200 million outstanding at any one time. IP&L also intends to redeem all of its currently outstanding shares of preferred stock in the third quarter of 2002.

                                 OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy's primary
-----------------------------------------------
market risk exposures are associated with interest rates, commodity prices, equity prices and currency exchange rates. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. A summary of Alliant Energy's market risks is included in the Form 10-K filed by Alliant Energy, IP&L and WP&L for the year ended December 31, 2001. Alliant Energy's market risks have not changed materially from those reported in the 2001 Form 10-K, except as described below.

Currency Risk - Alliant Energy has investments in various countries where the net investments are not hedged, including Australia, Brazil, China and New Zealand. As a result, these investments are subject to currency exchange risk with fluctuations in currency exchange rates. At June 30, 2002, Alliant Energy had a cumulative foreign currency translation loss of $170 million, which related to decreases in value of the Brazil real of $152 million, New Zealand dollar of $17 million and Australian dollar of $1 million in relation to the U.S. dollar. This loss is recorded in "Accumulated other comprehensive loss" on its Consolidated Balance Sheets. Based on Alliant Energy's investments at June 30, 2002, a 10% sustained increase (decrease) over the next 12 months in the foreign exchange rates of Australia, Brazil, China and New Zealand would increase (decrease) the cumulative foreign currency translation loss by $59 million. Alliant Energy's equity income
(loss) from its foreign investments is also impacted by fluctuations in currency exchange rates. In addition, Alliant Energy has currency exchange risk associated with the debt issued to finance a thermal plant recently constructed by Alliant Energy and its Brazilian partners. In the second quarter of 2002, Alliant Energy recorded a $3.6 million pre-tax charge related to foreign currency transaction losses on such debt. Based on the loan balance and currency rates at June 30, 2002, a 10% change in the currency rates would result in a $1.5 million after-tax increase (decrease) in net income.

Accounting Pronouncements - In June 2002, the FASB issued SFAS
-------------------------
146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities, and requires liabilities to be recognized when incurred rather than when an entity commits to an exit plan as is the case under the current accounting rules. Alliant Energy must apply the provisions of SFAS 146 for exit and disposal activities initiated after December 31, 2002, with early application encouraged. Alliant Energy does not anticipate SFAS 146 will have a material impact on its financial condition or results of operations.

In June 2002, the EITF reached consensus on a portion of Issue 02-03, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF 02-03 is effective for financial statements issued for periods ending after July 15, 2002, and requires all mark-to-market gains and losses on energy trading contracts to be shown net in the income statement. Such change will not impact earnings and Alliant Energy does not anticipate it will have a material impact on the components of its income statements based on its current operations.

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

WP&L has provided energy conservation services to its customers for many years through a program called Shared Savings. In July 2002, the Wisconsin governor vetoed legislation that would have extended this program beyond 2002. Alliant Energy is diligently pursuing various administrative and regulatory solutions to ensure it realizes financial benefits related to energy conservation programs in 2003 and beyond, similar to what it has realized in recent years. Alliant Energy is currently unable to predict the outcome of such efforts. Alliant Energy will also continue to explore various other income-generating conservation alternatives to add to its existing portfolio of products and services. Alliant Energy currently expects to generate income of approximately $0.09 per diluted share from its Wisconsin shared savings program in 2002.

                            FUTURE EARNINGS OUTLOOK

Alliant Energy has revised its 2002 adjusted earnings guidance to a range of $1.35 to $1.55 per diluted share from its previous guidance of $2.10 to $2.30. Certain significant factors contributed to Alliant Energy providing updated 2002 adjusted earnings guidance. These factors include: changes in the anticipated timing and amount of utility rate relief that may be realized in 2002, a continued sluggish economy, the impact of lower than anticipated oil and gas prices and volumes, the elimination of previously anticipated earnings from Alliant Energy's electricity-trading joint venture given the pending sale of such investment and the lower than anticipated second quarter results. Alliant Energy incurred one-time asset valuation charges of $0.10 per diluted share in the first quarter of 2002 and one-time asset valuation and other charges of approximately $0.08 per diluted share in the second quarter of 2002. Such items are included in the updated earnings guidance. The guidance does not include the impact of certain non-cash SFAS 133 valuation adjustments, asset valuation charges recorded in the first half of 2002 of $0.18 per diluted share related to Alliant Energy's McLeod investment, certain gains/losses realized from any potential sales of non-strategic assets or additional asset valuation charges that Alliant Energy may incur in the second half of 2002.

Alliant Energy views its performance in the first half of 2002 as an aberration and expects to return in 2003 to earnings performance more consistent with its performance in the previous three years. Alliant Energy currently estimates adjusted earnings for 2003 of $2.40 to $2.60 per diluted share. The guidance does not include the impact of certain non-cash SFAS 133 valuation adjustments, gains/losses realized from potential sales of non-strategic assets or asset valuation charges that Alliant Energy may incur in 2003.

The guidance also assumes Alliant Energy will not experience in 2003 a repeat of certain events that created downward earnings pressures in 2002. These events include significant regulatory lag as it relates to the implementation of utility rate increases following four-year base rate freezes in its various jurisdictions; extremely mild weather and depressed oil and gas prices experienced in the first quarter of 2002; lower sales in Brazil due to electricity rationing resulting from drought conditions and the slower than expected recovery to normal sales levels; negative impacts of a sluggish economy on Alliant Energy's utility and integrated services businesses; and significant regulatory and political uncertainties in Brazil, including an unstable wholesale power market.

Drivers for Alliant Energy's earnings estimates include, but are not limited to:

o Normal weather conditions in its domestic and international utility service territories
o Economic development and sales growth in its utility service territories
o Continuing cost controls and operational efficiencies in its utility operations
o Ability of its utility subsidiaries to recover their operating costs, and to earn a reasonable rate of return, in current and future rate proceedings
o Ability to recover its purchased-power and fuel costs, both domestically and internationally
o Improved results of its Brazil investments through factors discussed elsewhere as well as the continued growth in earnings from its China investments
o Improved earnings from Whiting from current levels, including the stability of oil and gas prices and continued successful execution of its acquisition strategy
o Improved results of its other non-regulated businesses as a whole
o No additional material permanent declines in the fair market value of, or expected cash flows from, Alliant Energy's investments
o Other stable business conditions, including an improving economy

Alliant Energy's strategic plan includes investing in generation and other energy-related projects; better connecting with customers through enhanced service reliability, value-added products and services, and e-business initiatives; and growing the non-regulated side of its business through partnerships and acquisitions in generation projects, oil and gas investments, international markets and other strategic initiatives. Alliant Energy realized 15 and 10 percent of its adjusted earnings from its non-regulated businesses in 2001 and 2000, respectively, and its goal is to have such businesses contribute more than 25 percent of its adjusted earnings within the next three years. Alliant Energy believes that successful implementation of its strategies will contribute significantly to Alliant Energy achieving above average long-term annual growth rates in adjusted earnings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported under
Item 2 MD&A "Other Matters - Market Risk Sensitive Instruments and
Positions."

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In October 2000, Alliant Energy and WP&L filed a federal lawsuit seeking declaratory relief regarding whether certain provisions of WUHCA are unconstitutional as a violation of the interstate commerce and equal protection provisions of the U.S. constitution. Alliant Energy and WP&L are challenging the provisions of WUHCA which restrict ownership in utility holding companies, limit the investments those companies can make and place significant restrictions on companies that invest in Wisconsin utility holding companies. Alliant Energy and WP&L also requested that the court consider the constitutionality of issues related to the asset cap on non-utility investments imposed by WUHCA. Alliant Energy and WP&L were seeking only declaratory relief and not damages in the litigation. In February 2001, the lawsuit was dismissed based on lack of allegations of "injury in fact." Alliant Energy and WP&L filed a motion for reconsideration with the court, which was denied in April 2001. Alliant Energy and WP&L appealed the lower court's rulings to the 7th Circuit Court of Appeals. In January 2002, the 7th Circuit reversed the district court's decision and remanded the case back to the district court for hearing. In May 2002, the district judge granted the state's motion for summary judgment and dismissed Alliant Energy's and WP&L's case. Alliant Energy and WP&L appealed the district court's decision to the 7th Circuit Court of Appeals in June 2002. Briefing of the appeal is underway, with a decision expected in the first quarter of 2003. Alliant Energy and WP&L cannot currently predict the outcome of this litigation.

Alliant Energy received an adverse ruling in 1999 from a U.S. district court judge dealing with an income tax refund claim Alliant Energy filed relating to capital losses disallowed under audit by the IRS. The district court judge also disallowed certain related deductions allowed by the IRS to reduce a tax refund due to Alliant Energy related to another tax issue. Alliant Energy appealed the district court's ruling and the IRS appealed the decision which led to the tax refund due to Alliant Energy. In June 2001, the U.S. Court of Appeals for the 8th Circuit ruled in Alliant Energy's favor with respect to both tax issues. In July 2001, the government filed a petition for rehearing with the U.S. Court of Appeals related to the capital losses allowed in the 8th Circuit opinion. The 8th Circuit denied the appeal in September 2001 and remanded the case back to the district court for entry of judgment. The government could have petitioned the U.S. Supreme Court to hear the case; such petition had to be filed by the end of December 2001. The federal government decided not to pursue the ruling in favor of Alliant Energy of the U.S. Court of Appeals for the 8th Circuit with respect to these two tax issues. As a result, Alliant Energy recorded the applicable tax benefit and interest income in the fourth quarter of 2001 related to these events. An additional potential refund of approximately $14 million, plus interest, was also being contested by the government. However, the district court ruled in favor of the federal government in July 2002 on such issue. Alliant Energy will appeal the most recent district court decision. An adverse decision on appeal would not result in Alliant Energy recording any charges to earnings as the potential refund simply represents a gain contingency.

In the second quarter of 1999, WP&L received a demand for arbitration from MG&E pursuant to the terms of joint plant operating agreements between the parties regarding issues of ownership and operation of the Columbia Energy Center. In March 2001, an arbitration panel issued its decision upholding WP&L's position that the plant was well-operated and maintained and in compliance with the terms of the joint plant operating agreements. MG&E moved the state court to certify the arbitration decision, which the court did in December 2001. In February 2002, MG&E filed a motion in the court challenging the sufficiency of resolutions passed by Alliant Energy in conjunction with the arbitration decision. In March 2002, the motion was heard by the court and the judge agreed with MG&E's position, resulting in Alliant Energy having to modify the language of its original resolution. WP&L will not appeal the court's order.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ALLIANT ENERGY
At Alliant Energy's annual meeting of shareowners held on May 15, 2002, Alan
B. Arends, Katharine C. Lyall, Singleton B. McAllister and Anthony R. Weiler were elected as directors of Alliant Energy for terms expiring in 2005. The following sets forth certain information with respect to the election of these directors at the annual meeting.

Name of Nominee                   Votes For          Votes Withheld
---------------                   ---------          --------------
Alan B. Arends                    73,798,101            2,287,177
Katharine C. Lyall                73,735,868            2,349,410
Singleton B. McAllister           73,752,502            2,332,776
Anthony R. Weiler                 74,236,424            1,848,854

The following table sets forth the other directors of Alliant Energy whose terms of office continued after the 2002 annual meeting.

Name of Director               Year in Which Term Expires
----------------               --------------------------
Erroll B. Davis, Jr.                      2003
Lee Liu                                   2003
Robert W. Schlutz                         2003
Wayne H. Stoppelmoor                      2003
Jack B. Evans                             2004
Joyce L. Hanes                            2004
David A. Perdue                           2004
Judith D. Pyle                            2004

Also at Alliant Energy's annual meeting of shareowners held on May 15, 2002, the following matter was submitted to a vote of shareowners.

                                                                    Votes        Votes         Votes        Broker
                                                                     For        Against       Abstain      Non-Votes
                                                                     ---        -------       -------      ---------
Approval of the Alliant Energy 2002 Equity Incentive Plan         64,521,148   8,933,882     2,630,248         --


WP&L
At WP&L's annual meeting of shareowners held on May 22, 2002, Alan B. Arends, Katharine C. Lyall, Singleton B. McAllister and Anthony R. Weiler were elected as directors of WP&L for terms expiring in 2005. The following sets forth certain information with respect to the election of these directors at the annual meeting.

Name of Nominee                   Votes For          Votes Withheld
---------------                   ---------          --------------
Alan B. Arends                    13,666,109              3,783
Katharine C. Lyall                13,665,387              4,505
Singleton B. McAllister           13,666,035              3,857
Anthony R. Weiler                 13,665,795              4,097

The following table sets forth the other directors of WP&L whose terms of office continued after the 2002 annual meeting.

Name of Director               Year in Which Term Expires
----------------               --------------------------
Erroll B. Davis, Jr.                      2003
Lee Liu                                   2003
Robert W. Schlutz                         2003
Wayne H. Stoppelmoor                      2003
Jack B. Evans                             2004
Joyce L. Hanes                            2004
David A. Perdue                           2004
Judith D. Pyle                            2004

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:  The following Exhibits are filed herewith or incorporated by
    ---------
    reference. Documents indicated by an asterisk (*) are incorporated herein by reference.

    10.1   Form of Supplemental Retirement Agreement

    10.2* Alliant Energy 2002 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to Alliant Energy's Registration Statement on Form S-8 (Registration No. 333-88304))

    99.1 Written Statement of the Chairman, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 for Alliant Energy

    99.2 Written Statement of the Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Alliant Energy

    99.3 Written Statement of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 for IP&L

    99.4 Written Statement of the Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for IP&L

    99.5 Written Statement of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 for WP&L

    99.6 Written Statement of the Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for WP&L

(b) Reports on Form 8-K:
    --------------------

    Alliant Energy
    Alliant Energy filed a Current Report on Form 8-K, dated June 12, 2002, reporting (under Item 4) that on June 12, 2002, its Board of Directors, upon the recommendation of its Audit Committee, dismissed Arthur Andersen LLP as its independent accountants and engaged Deloitte & Touche LLP to serve as its independent accountants for 2002.

    IP&L
    IP&L filed a Current Report on Form 8-K, dated June 12, 2002, reporting (under Item 4) that on June 12, 2002, its Board of Directors, upon the recommendation of its Audit Committee, dismissed Arthur Andersen LLP as its independent accountants and engaged Deloitte & Touche LLP to serve as its independent accountants for 2002.

    IP&L filed a Current Report on Form 8-K, dated April 18, 2002, disclosing (under Items 5 and 7) certain historical financial information for IP&L.

    WP&L
    WP&L filed a Current Report on Form 8-K, dated June 12, 2002, reporting (under Item 4) that on June 12, 2002, its Board of Directors, upon the recommendation of its Audit Committee, dismissed Arthur Andersen LLP as its independent accountants and engaged Deloitte & Touche LLP to serve as its independent accountants for 2002.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August 2002.

ALLIANT ENERGY CORPORATION
--------------------------
Registrant

By: /s/ John E. Kratchmer                   Corporate Controller and Chief Accounting Officer
-------------------------------
John E. Kratchmer                              (Principal Accounting Officer and Authorized Signatory)


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
