Form 10-Q
period 2003-03-31
INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2003-05-15
CIK 52485, 107832, 352541

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2003
                                     --------------

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


This combined Form 10-Q is separately filed by Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company. Information contained in the Form 10-Q relating to Interstate Power and Light Company and Wisconsin Power and Light Company is filed by such registrant on its own behalf. Each of Interstate Power and Light Company and Wisconsin Power and Light Company makes no representation as to information relating to registrants other than itself.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject
to such filing requirements for the past 90 days.  Yes [ X ]     No [   ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).
Alliant Energy Corporation                  Yes [ X ]       No [   ]
Interstate Power and Light Company          Yes [   ]       No [ X ]
Wisconsin Power and Light Company           Yes [   ]       No [ X ]

Number of shares outstanding of each class of common stock as of April 30, 2003:
Alliant Energy Corporation                 Common stock, $0.01 par value, 92,778,682 shares outstanding

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

                                              TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
Part I.         Financial Information                                                                  3

     Item 1.    Consolidated Financial Statements                                                      3

                Alliant Energy Corporation:
                ---------------------------
                Consolidated Statements of Income for the Three Months Ended
                     March 31, 2003 and 2002                                                           3
                Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002                 4
                Consolidated Statements of Cash Flows for the Three Months Ended
                     March 31, 2003 and 2002                                                           6
                Notes to Consolidated Financial Statements                                             7

                Interstate Power and Light Company:
                -----------------------------------
                Consolidated Statements of Income for the Three Months Ended
                     March 31, 2003 and 2002                                                          17
                Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002                18
                Consolidated Statements of Cash Flows for the Three Months Ended
                     March 31, 2003 and 2002                                                          20
                Notes to Consolidated Financial Statements                                            21

                Wisconsin Power and Light Company:
                ----------------------------------
                Consolidated Statements of Income for the Three Months Ended
                     March 31, 2003 and 2002                                                          22
                Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002                23
                Consolidated Statements of Cash Flows for the Three Months Ended
                     March 31, 2003 and 2002                                                          25
                Notes to Consolidated Financial Statements                                            26

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                            27

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk                            38

     Item 4.    Controls and Procedures                                                               38

Part II.        Other Information                                                                     38

     Item 1.    Legal Proceedings                                                                     38

     Item 6.    Exhibits and Reports on Form 8-K                                                      39

                Signatures                                                                            40

                Certifications                                                                        41

                                          DEFINITIONS

Certain abbreviations or acronyms used in the text and notes of this combined Form 10-Q are defined below:

Abbreviation or Acronym                       Definition
-----------------------                       ----------
Alliant Energy..............................  Alliant Energy Corporation
ARO.........................................  Asset Retirement Obligation
ATC.........................................  American Transmission Company LLC
Capstone....................................  Capstone Turbine Corporation
Cargill-Alliant.............................  Cargill-Alliant, LLC
Corporate Services..........................  Alliant Energy Corporate Services, Inc.
DAEC........................................  Duane Arnold Energy Center
Dth.........................................  Dekatherm
EBITDA......................................  Earnings Before Interest, Taxes, Depreciation and Amortization
EITF........................................  Emerging Issues Task Force
EITF Issue 02-3.............................  Issues Related to Accounting for Contracts Involved in Energy
                                              Trading and Risk Management Activities
EITF Issue 98-10............................  Accounting for Contracts Involved in Energy Trading and Risk
                                              Management Activities
Enermetrix..................................  Enermetrix, Inc.
EPS.........................................  Earnings Per Average Common Share
FASB........................................  Financial Accounting Standards Board
FIN.........................................  FASB Interpretation No.
FIN 46......................................  Consolidation of Variable Interest Entities
GAAP........................................  Accounting Principles Generally Accepted in the U.S.
IP&L........................................  Interstate Power and Light Company
IRS.........................................  Internal Revenue Service
IUB.........................................  Iowa Utilities Board
Kewaunee....................................  Kewaunee Nuclear Power Plant
McLeod......................................  McLeodUSA Incorporated
MD&A........................................  Management's Discussion and Analysis of Financial Condition and
                                              Results of Operations
MW..........................................  Megawatt
MWh.........................................  Megawatt-hour
NG Energy...................................  NG Energy Trading, LLC
PSCW........................................  Public Service Commission of Wisconsin
PUHCA.......................................  Public Utility Holding Company Act of 1935
Resources...................................  Alliant Energy Resources, Inc.
SEC.........................................  Securities and Exchange Commission
SFAS........................................  Statement of Financial Accounting Standards
SFAS 115....................................  Accounting for Certain Investments in Debt and Equity Securities
SFAS 133....................................  Accounting for Derivative Instruments and Hedging Activities
SFAS 143....................................  Accounting for Asset Retirement Obligations
SmartEnergy.................................  SmartEnergy, Inc.
South Beloit................................  South Beloit Water, Gas and Electric Company
Southern Hydro..............................  Southern Hydro Partnership
Synfuel.....................................  Alliant Energy Synfuel LLC
TBD.........................................  To Be Determined
U.S. .......................................  United States of America
Whiting.....................................  Whiting Petroleum Corporation
WP&L........................................  Wisconsin Power and Light Company

                                                    PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                                     ALLIANT ENERGY CORPORATION
                                            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                        For the Three Months Ended March 31,
                                                                                           2003                    2002
-------------------------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands, except per share amounts)
Operating revenues:
  Electric utility                                                                            $443,025                $370,762
  Gas utility                                                                                  257,881                 128,241
  Non-regulated and other                                                                      194,884                  72,433
                                                                                   --------------------    --------------------
                                                                                               895,790                 571,436
                                                                                   --------------------    --------------------
-------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                                           72,415                  62,610
  Purchased power                                                                              129,315                  72,337
  Cost of utility gas sold                                                                     188,325                  83,756
  Other operation and maintenance                                                              315,646                 185,399
  Depreciation and amortization                                                                 81,972                  75,682
  Taxes other than income taxes                                                                 26,076                  27,788
                                                                                   --------------------    --------------------
                                                                                               813,749                 507,572
                                                                                   --------------------    --------------------
-------------------------------------------------------------------------------------------------------------------------------
Operating income                                                                                82,041                  63,864
                                                                                   --------------------    --------------------
-------------------------------------------------------------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                                              55,514                  44,487
  Interest income from loans to discontinued operations, net                                    (3,254)                 (3,366)
  Equity (income) loss from unconsolidated investments                                           4,254                  (3,213)
  Allowance for funds used during construction                                                  (3,861)                 (1,654)
  Preferred dividend requirements of subsidiaries                                                4,158                   1,682
  Impairment of available-for-sale securities of McLeodUSA Inc.                                      -                  21,174
  Miscellaneous, net                                                                             2,415                   9,604
                                                                                   --------------------    --------------------
                                                                                                59,226                  68,714
                                                                                   --------------------    --------------------
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes                                    22,815                  (4,850)
                                                                                   --------------------    --------------------
-------------------------------------------------------------------------------------------------------------------------------
Income taxes                                                                                     8,176                   2,941
                                                                                   --------------------    --------------------
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                                        14,639                  (7,791)
                                                                                   --------------------    --------------------
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations, net of tax (Note 8)                                 (9,134)                 17,534
                                                                                   --------------------    --------------------
-------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of changes in accounting principles, net of tax                  5,505                   9,743
                                                                                   --------------------    --------------------
-------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of changes in accounting principles, net of tax                               (5,983)                      -
                                                                                   --------------------    --------------------
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                                ($478)                 $9,743
                                                                                   ====================    ====================
-------------------------------------------------------------------------------------------------------------------------------
Average number of common shares outstanding (diluted)                                           92,538                  90,054
                                                                                   ====================    ====================
-------------------------------------------------------------------------------------------------------------------------------
Earnings per average common share (basic and diluted):
   Income (loss) from continuing operations                                                      $0.16                  ($0.09)
   Income (loss) from discontinued operations                                                    (0.10)                   0.20
   Cumulative effect of changes in accounting principles                                         (0.07)                      -
                                                                                   --------------------    --------------------
   Net income (loss)                                                                            ($0.01)                  $0.11
                                                                                   ====================    ====================
-------------------------------------------------------------------------------------------------------------------------------
Dividends declared per common share                                                              $0.25                   $0.50
                                                                                   ====================    ====================
-------------------------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                         ALLIANT ENERGY CORPORATION
                                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                             March 31,         December 31,
ASSETS                                                                         2003                2002
--------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Property, plant and equipment:
  Utility:
    Electric plant in service                                                  $5,481,700          $5,295,381
    Gas plant in service                                                          620,639             613,122
    Other plant in service                                                        543,102             530,456
    Accumulated depreciation                                                   (3,388,047)         (3,573,407)
                                                                          ----------------    ----------------
      Net plant                                                                 3,257,394           2,865,552
    Construction work in progress                                                 324,695             263,096
    Other, net                                                                     67,088              68,340
                                                                          ----------------    ----------------
          Total utility                                                         3,649,177           3,196,988
                                                                          ----------------    ----------------
  Non-regulated and other, net:
    Non-regulated generation                                                      209,882             156,699
    International                                                                 170,309             171,179
    Integrated Services                                                            70,852              73,983
    Investments                                                                    53,846              54,303
    Corporate Services and other                                                   72,371              75,282
                                                                          ----------------    ----------------
          Total non-regulated and other                                           577,260             531,446
                                                                          ----------------    ----------------
                                                                                4,226,437           3,728,434
                                                                          ----------------    ----------------
--------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                                              65,735              62,859
  Restricted cash                                                                   9,247               9,610
  Accounts receivable:
    Customer, less allowance for doubtful accounts of $4,439 and $4,364           114,984              69,413
    Unbilled utility revenues                                                      54,711              50,624
    Other, less allowance for doubtful accounts of $948 and $845                   68,646              60,107
  Income tax refunds receivable                                                   119,598              97,469
  Production fuel, at average cost                                                 53,866              63,126
  Materials and supplies, at average cost                                          66,398              58,603
  Gas stored underground, at average cost                                           7,467              62,797
  Regulatory assets                                                                70,171              46,076
  Assets of discontinued operations (Note 8)                                    1,016,482             969,291
  Other                                                                            60,001              74,314
                                                                          ----------------    ----------------
                                                                                1,707,306           1,624,289
                                                                          ----------------    ----------------
--------------------------------------------------------------------------------------------------------------
Investments:
  Investments in unconsolidated foreign entities                                  390,302             373,816
  Nuclear decommissioning trust funds                                             348,861             344,892
  Investment in ATC and other                                                     222,166             217,992
                                                                          ----------------    ----------------
                                                                                  961,329             936,700
                                                                          ----------------    ----------------
--------------------------------------------------------------------------------------------------------------
Other assets:
  Regulatory assets                                                               429,721             302,365
  Deferred charges and other                                                      389,450             409,607
                                                                          ----------------    ----------------
                                                                                  819,171             711,972
                                                                          ----------------    ----------------
--------------------------------------------------------------------------------------------------------------
Total assets                                                                   $7,714,243          $7,001,395
                                                                          ================    ================
--------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                             ALLIANT ENERGY CORPORATION
                                CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

                                                                               March 31,            December 31,
CAPITALIZATION AND LIABILITIES                                                   2003                   2002
---------------------------------------------------------------------------------------------------------------------
                                                                               (in thousands, except share amounts)
Capitalization:
  Common stock - $0.01 par value - authorized 200,000,000 shares;
    outstanding 92,733,802 and 92,304,220 shares                                         $927                   $923
  Additional paid-in capital                                                        1,301,298              1,293,919
  Retained earnings                                                                   734,676                758,187
  Accumulated other comprehensive loss                                               (181,930)              (209,943)
  Shares in deferred compensation trust - 251,410 and 239,467 shares
    at an average cost of $28.21 and $28.80 per share                                  (7,091)                (6,896)
                                                                          --------------------   --------------------
       Total common equity                                                          1,847,880              1,836,190
                                                                          --------------------   --------------------

  Cumulative preferred stock of subsidiaries, net                                     205,063                205,063
  Long-term debt (excluding current portion)                                        2,659,878              2,609,803
                                                                          --------------------   --------------------
                                                                                    4,712,821              4,651,056
                                                                          --------------------   --------------------

---------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                 56,435                 46,591
  Variable rate demand bonds                                                           55,100                 55,100
  Commercial paper                                                                    167,000                195,500
  Other short-term borrowings                                                         261,837                113,721
  Accounts payable                                                                    310,418                282,855
  Accrued taxes                                                                       102,042                105,521
  Liabilities of discontinued operations (Note 8)                                     161,073                138,251
  Other                                                                               210,487                184,771
                                                                          --------------------   --------------------
                                                                                    1,324,392              1,122,310
                                                                          --------------------   --------------------

---------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   639,061                630,625
  Accumulated deferred investment tax credits                                          53,093                 54,375
  Asset retirement obligations (Note 11)                                              440,856                      -
  Pension and other benefit obligations                                               189,842                181,010
  Environmental liabilities                                                            45,753                 48,730
  Other                                                                               257,973                269,864
                                                                          --------------------   --------------------
                                                                                    1,626,578              1,184,604
                                                                          --------------------   --------------------

---------------------------------------------------------------------------------------------------------------------

Minority interest                                                                      50,452                 43,425
                                                                          --------------------   --------------------

---------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                               $7,714,243             $7,001,395
                                                                          ====================   ====================

---------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                             ALLIANT ENERGY CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 For the Three Months Ended March 31,
                                                                                        2003                 2002
---------------------------------------------------------------------------------------------------------------------
                                                                                             (in thousands)
Cash flows from operating activities:
  Net income (loss)                                                                        ($478)             $9,743
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
    (Income) loss from discontinued operations, net of tax                                 9,134             (17,534)
    Depreciation and amortization                                                         81,972              75,682
    Other amortizations                                                                   16,510              10,923
    Deferred tax expense (benefit) and investment tax (credits)                           10,830             (19,025)
    Equity loss (income) from unconsolidated investments, net                              4,254              (3,213)
    Distributions from equity method investments                                           2,969               4,227
    Non-cash valuation charges                                                               266              37,286
    Cumulative effect of changes in accounting principles, net of tax                      5,983                   -
    Other                                                                                 (9,288)             (7,749)
  Other changes in assets and liabilities:
    Accounts receivable                                                                  (58,197)             16,652
    Income tax refunds receivable                                                        (22,129)             (8,774)
    Gas stored underground                                                                55,330              29,559
    Accounts payable                                                                      44,791             (33,855)
    Accrued taxes                                                                         (3,479)             15,112
    Other                                                                                 28,175              36,939
                                                                               ------------------   -----------------
       Net cash flows from operating activities                                          166,643             145,973
                                                                               ------------------   -----------------
---------------------------------------------------------------------------------------------------------------------
Cash flows from (used for) financing activities:
    Common stock dividends                                                               (23,033)            (44,851)
    Proceeds from issuance of common stock                                                 6,854              14,285
    Net change in Resources' credit facility                                                   -              85,115
    Proceeds from issuance of other long-term debt                                        60,000                   -
    Reductions in other long-term debt                                                      (670)            (13,530)
    Net change in commercial paper and other short-term borrowings                       119,616             (23,768)
    Net change in loans to discontinued operations                                       (17,501)            (25,672)
    Other                                                                                (14,629)               (565)
                                                                               ------------------   -----------------
       Net cash flows from (used for) financing activities                               130,637              (8,986)
                                                                               ------------------   -----------------
---------------------------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
    Construction and acquisition expenditures:
       Non-regulated businesses                                                         (180,286)            (77,875)
       Regulated domestic utilities                                                     (103,432)            (66,832)
       Corporate Services and other                                                       (1,007)            (10,382)
    Nuclear decommissioning trust funds                                                   (3,455)            (15,437)
    Other                                                                                 (6,224)             13,246
                                                                               ------------------   -----------------
       Net cash flows used for investing activities                                     (294,404)           (157,280)
                                                                               ------------------   -----------------
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and temporary cash investments                             2,876             (20,293)
                                                                               ------------------   -----------------
---------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                                62,859              67,886
                                                                               ------------------   -----------------
---------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                                     $65,735             $47,593
                                                                               ==================   =================
---------------------------------------------------------------------------------------------------------------------
Supplemental cash flows information:
    Cash paid (received) during the period for:
       Interest                                                                          $40,167             $34,939
                                                                               ==================   =================
       Income taxes, net of refunds                                                      ($3,517)             $1,716
                                                                               ==================   =================
    Noncash investing and financing activities:
       Capital lease obligations incurred                                                 $2,131                $448
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

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three months ended March 31, 2003 and 2002, (b) the consolidated financial position at March 31, 2003 and Dec. 31, 2002, and (c) the consolidated statement of cash flows for the three months ended March 31, 2003 and 2002, have been made. Because of the seasonal nature of Alliant Energy's utility operations, results for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2003. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation.

2. Alliant Energy's comprehensive income, and the components of other comprehensive income, net of taxes, for the three months ended March 31 were as follows (in thousands):

                                                                                     2003                2002
                                                                                ----------------    ---------------
       Net income (loss)                                                              ($478)             $9,743
              Unrealized holding losses on securities, net of tax                      (957)             (5,350)
              Less:  reclassification adjustment for losses included
                in net income (loss), net of tax (1)                                     --             (16,185)
                                                                                ----------------    ---------------
            Net unrealized gains (losses) on securities                                (957)             10,835
                                                                                ----------------    ---------------
            Foreign currency translation adjustments, net of tax                     28,232               6,872
                                                                                ----------------    ---------------
              Unrealized holding gains (losses) on derivatives, net of tax           (5,274)                565
              Less:  reclassification adjustment for gains (losses) included
                in net income (loss), net of tax                                     (6,012)              4,057
                                                                                ----------------    ---------------
            Net unrealized gains (losses) on qualifying derivatives                     738              (3,492)
                                                                                ----------------    ---------------
         Other comprehensive income                                                  28,013              14,215
                                                                                ----------------    ---------------
       Comprehensive income                                                         $27,535             $23,958
                                                                                ================    ===============


    (1) The 2002 earnings include after-tax losses of $12.9 million and $3.2 million related to asset valuation charges for Alliant Energy's McLeod (available-for-sale securities) and Capstone investments, respectively.

3. Certain financial information relating to Alliant Energy's significant business segments is presented below. Intersegment revenues were not material to Alliant Energy's operations.


                                      Regulated Domestic Utilities            Non-regulated Businesses                  Alliant
                                 ---------------------------------------- ---------------------------------              Energy
                                  Electric     Gas     Other     Total    International  Other     Total     Other    Consolidated
                                 --------------------------------------------------------------------------------------------------
                                                                          (in thousands)
Three Months Ended March 31, 2003
---------------------------------
Operating revenues                  $443,025 $257,881   $10,859  $711,765    $28,471   $157,082   $185,553   ($1,528)    $895,790
Operating income                      36,754   35,054     1,450    73,258      5,783      2,659      8,442       341       82,041
Income (loss) from continuing
  operations                                                       30,971     (8,386)    (2,285)   (10,671)   (5,661)      14,639
Income (loss) from discontinued
  operations, net of tax                                              --       4,366    (13,500)    (9,134)      --        (9,134)
Cumulative effect of changes in
  accounting principles, net of tax                                   --         --      (5,983)    (5,983)      --        (5,983)
Net income (loss)                                                  30,971     (4,020)   (21,768)   (25,788)   (5,661)        (478)

Three Months Ended March 31, 2002
---------------------------------
Operating revenues                  $370,762 $128,241    $9,340  $508,343    $25,731    $38,731    $64,462   ($1,369)    $571,436
Operating income (loss)               46,407   13,428     2,459    62,294      2,450       (696)     1,754      (184)      63,864
Income (loss) from continuing
  operations                                                       26,977     (8,194)   (24,441)   (32,635)   (2,133)      (7,791)
Income from discontinued
  operations, net of tax                                              --      16,685        849     17,534       --        17,534
Net income (loss)                                                  26,977      8,491    (23,592)   (15,101)   (2,133)       9,743


4. The provisions for income taxes for earnings from continuing operations are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes, the impact of foreign income and associated taxes, tax credits, effects of utility rate making and certain non-deductible expenses.

5. Alliant Energy utilizes derivative instruments to manage its exposures to various market risks as described in Alliant Energy's, IP&L's and WP&L's Annual Report on Form 10-K for the year ended Dec. 31, 2002. The following information supplements, and should be read in conjunction with,
    Note 10(a) in Alliant Energy's "Notes to Consolidated Financial Statements" in the Form 10-K for the year ended Dec. 31, 2002.

    For the three months ended March 31, 2003, no income or loss was recognized in connection with hedge ineffectiveness in accordance with SFAS 133. At March 31, 2003, the maximum length of time over which Alliant Energy hedged its exposure to the variability in future cash flows for forecasted transactions was 15 months (four months for discontinued operations) and Alliant Energy estimates that losses of $4.3 million (including losses of $3.9 million for discontinued operations) will be reclassified from accumulated other comprehensive loss into earnings within the twelve months between April 1, 2003 and March 31, 2004 as the hedged transactions affect earnings.

6. A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per share calculation for the three months ended March 31 was as follows:

                                                            2003             2002
                                                        -------------    --------------
    Weighted average common shares outstanding:
         Basic earnings per share calculation            92,511,062        89,964,212
         Effect of dilutive securities                       27,312            89,812
                                                        -------------    --------------
         Diluted earnings per share calculation          92,538,374        90,054,024
                                                        =============    ==============

    Options to purchase shares of common stock were excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price for the three months ended March 31 as follows:

                                                            2003             2002
                                                        -------------    --------------
    Options to purchase shares of common stock             4,799,336        1,831,088
    Average exercise price                                    $26.95           $30.86

    The effect on net income (loss) and EPS if Alliant Energy had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to the stock options issued under its two stock-based incentive compensation plans for the three months ended March 31 was as follows (in thousands):

                                                                2003           2002
                                                            -------------  -------------
      Net income (loss), as reported                            ($478)       $9,743
      Less:  stock-based compensation expense, net of tax         891           644
                                                            -------------  -------------
      Pro forma net income (loss)                             ($1,369)       $9,099
                                                            =============  =============

      EPS (basic and diluted):
         As reported                                           ($0.01)        $0.11
         Pro forma                                             ($0.01)        $0.10

7. On Jan. 31, 2002, McLeod filed a pre-negotiated plan of reorganization in a Chapter 11 bankruptcy proceeding and the trading of McLeod's common stock was suspended by Nasdaq. Consequently, Alliant Energy discontinued accounting for its investment in McLeod under the provisions of SFAS 115 and reduced the cost basis of its investments to the last quoted market price on Jan. 30, 2002. In June 2002, Alliant Energy received from McLeod under its plan of reorganization an initial distribution of approximately
    3.3 million shares of new common stock and classified 0.9 million and 2.4 million shares as trading and available-for-sale securities, respectively. With the receipt of the new McLeod common shares and the resumption of trading on Nasdaq, Alliant Energy resumed accounting for its McLeod investments under SFAS 115 and adjusted its cost basis to the quoted market price on the date the shares were received. As a result of these events, Alliant Energy recognized pre-tax impairment charges in 2002 for available-for-sale securities totaling $27.2 million ($21.2 million recognized in the first quarter of 2002 and $6.0 million recognized in the second quarter of 2002).

8. Alliant Energy announced in November 2002 its commitment to pursue the sale of, or other exit strategies for, certain non-regulated businesses in 2003. Alliant Energy has applied the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to certain of its assets which were held for sale. SFAS 144 requires that a long-lived asset classified as held for sale be measured at the lower of its carrying amount or fair value, less costs to sell, and to cease depreciation, depletion and amortization. At Dec. 31, 2002, Alliant Energy's oil and gas (Whiting), Australian (including Southern Hydro) and affordable housing businesses were classified as held for sale. In January 2003, Alliant Energy also decided to sell SmartEnergy and, as a result, at March 31, 2003, such business has also been classified as held for sale. Alliant Energy completed the sale of its Australian business in late April. Alliant Energy previously indicated its intent to complete the remaining dispositions by year-end. The operating results for these businesses have been separately classified and reported as discontinued operations in Alliant Energy's Consolidated Financial Statements. A summary of the components of discontinued operations in Alliant Energy's Consolidated Statements of Income for the three months ended March 31 was as follows (in thousands):

                                                                    2003                   2002
                                                             ------------------     ------------------
     Operating revenues                                             $66,909               $40,133
     Operating expenses                                              41,987                41,564
     Interest expense (income) and other                             31,493               (21,651)
                                                             ------------------     ------------------
     Income (loss) before income taxes                               (6,571)               20,220
     Income taxes                                                     2,563                 2,686
                                                             ------------------     ------------------
     Income (loss) from discontinued operations, net of tax         ($9,134)              $17,534
                                                             ==================     ==================

    "Interest expense (income) and other" in the first quarter of 2003 included pre-tax valuation adjustments of approximately $35 million to reflect updated estimates of the market value, less selling costs, of the $1 billion of assets classified as assets held for sale. Alliant Energy's Australian business enters into electricity derivative contracts that have not been designated as hedges (as defined by SFAS 133) to manage the electricity commodity price risk associated with anticipated sales into the spot market. Approximately $15 million and $28 million of pre-tax income included in "Interest expense (income) and other" in the first quarters of 2003 and 2002, respectively, in the previous table was related to the change in the fair value of these electricity derivative contracts.

    A summary of the components of assets and liabilities of discontinued operations on Alliant Energy's Consolidated Balance Sheets was as follows (in thousands):

                                                                   March 31, 2003       Dec. 31, 2002
                                                                 ------------------    -----------------
        Assets of discontinued operations:
           Property, plant and equipment, net                           $642,723            $644,910
           Current assets                                                143,426             113,866
           Investments                                                     6,741               6,824
           Deferred charges and other                                    223,592             203,691
                                                                 ------------------    -----------------
               Total assets of discontinued operations                $1,016,482            $969,291
                                                                 ==================    =================
        Liabilities of discontinued operations:
           Current liabilities                                           $78,628             $73,343
           Other long-term liabilities and deferred credits               82,344              64,784
           Minority interest                                                 101                 124
                                                                 ------------------    -----------------
               Total liabilities of discontinued operations              161,073             138,251
                                                                 ------------------    -----------------
                   Net assets of discontinued operations                $855,409            $831,040
                                                                 ==================    =================

    A summary of the components of cash flows for discontinued operations for the three months ended March 31 was as follows (in thousands):

                                                                              2003              2002
                                                                         ----------------  ---------------
         Net cash flows from operating activities                              $9,932           $9,402
         Net cash flows from financing activities                               8,987           53,580
         Net cash flows used for investing activities                          (2,554)         (53,356)
                                                                         ----------------  ---------------
         Net increase in cash and temporary cash investments                   16,365            9,626
         Cash and temporary cash investments at beginning of period            16,043            5,775
                                                                         ----------------  ---------------
         Cash and temporary cash investments at end of period                 $32,408          $15,401
                                                                         ================  ===============
         Supplemental cash flows information:
           Cash paid (received) during the period for:
              Interest                                                         $7,071           $1,189
                                                                         ================  ===============
              Income taxes, net of refunds                                     $2,498             ($22)
                                                                         ================  ===============

9. Alliant Energy is in the process of evaluating the potential impacts of FIN 46 with respect to its off-balance sheet entities that it utilizes for its synthetic lease financings and utility accounts receivable sales program. As of March 31, 2003 and Dec. 31, 2002, Alliant Energy's utility subsidiaries had sold $227 million ($91 million and $136 million for IP&L and WP&L, respectively) and $202 million ($86 million and $116 million for IP&L and WP&L, respectively) of accounts receivables, respectively.

10. In accordance with the provisions of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," at March 31, 2003 and Dec. 31, 2002, Alliant Energy had a guarantee outstanding to support an unconsolidated affiliate and third-party financing arrangement of approximately $4 million that is not included on Alliant Energy's Consolidated Balance Sheets. The guarantee expires in December 2007, the maturity date of the underlying debt. Alliant Energy has also guaranteed the residual value of its synthetic leases totaling $76 million in the aggregate that is not included on Alliant Energy's Consolidated Balance Sheets. The guarantees extend through the maturity of each respective underlying lease, the latest of which is April 2015.

11. Alliant Energy adopted SFAS 143 on Jan. 1, 2003, which provides accounting and disclosure requirements for retirement obligations associated with long-lived assets (AROs). SFAS 143 requires that when an asset is placed in service the present value of retirement costs for which Alliant Energy has a legal obligation must be recorded as liabilities with an equivalent amount added to the asset cost. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss.

    The scope of SFAS 143 as it relates to Alliant Energy primarily includes decommissioning costs for DAEC and Kewaunee. It also applies to a smaller extent to several other regulated and non-regulated assets including, but not limited to, active ash landfills, water intake facilities, underground storage tanks, groundwater wells, transmission and distribution equipment, easements, leases and the dismantlement of certain hydro facilities.
    Other than DAEC and Kewaunee, Alliant Energy's current AROs are not significant.

    Alliant Energy recorded the following balance sheet entries in the first quarter of 2003 related to SFAS 143 (in millions):

                                                              Adoption on     Accretion and
                                                              Jan. 1, 2003     Depreciation      Total
                                                             --------------  ---------------- -------------
     Assets:
        Electric plant in service - IP&L                          $34               $--            $34
        Electric plant in service - WP&L                           24                --             24
        Utility accumulated depreciation - IP&L                   100                --            100
        Utility accumulated depreciation - WP&L                   148                --            148
        Other assets - regulatory assets - IP&L                   124                 5            129
        Other assets - regulatory assets - WP&L                     3                 3              6
                                                                                              -------------
           Total assets                                                                           $441
                                                                                              =============
     Liabilities:
        AROs - IP&L                                              $258                $5           $263
        AROs - WP&L                                               175                 3            178
                                                                                              -------------
           Total liabilities                                                                      $441
                                                                                              =============

    As it relates to regulated operations, Alliant Energy believes it is probable that any differences between expenses under SFAS 143 and expenses recovered currently in rates will be recoverable in future rates, and is deferring such expenses as a regulatory asset.

    Upon adoption of SFAS 143, Alliant Energy also recognized a $3.9 million impact as a cumulative effect of a change in accounting principle at its oil and gas business (which is reported as an asset held for sale and a discontinued operation at March 31, 2003).

    IP&L and WP&L have previously recognized removal costs as a component of depreciation expense and accumulated depreciation for other non-nuclear assets that do not have associated legal retirement obligations with regulatory rate recovery. As of Jan. 1, 2003, IP&L and WP&L estimate that they have approximately $275 million and $140 million, respectively, of such regulatory liabilities recorded in "Accumulated depreciation" on their Consolidated Balance Sheets.

    If SFAS 143 had been adopted as of Jan. 1, 2000, IP&L and WP&L would have recorded ARO SFAS 143 liabilities of $258 million and $175 million at Dec. 31, 2002, $241 million and $161 million at Dec. 31, 2001 and $225 million and $147 million at Dec. 31, 2000, respectively.

12. Alliant Energy's natural gas trading business, NG Energy, is impacted by EITF Issue 02-3, which requires that all sales of energy and the related cost of energy purchased under contracts that meet the definition of energy trading contracts and that are derivatives under SFAS 133, must be reflected on a net basis in the income statement for all periods presented. Under the guidance of EITF Issue 98-10, Alliant Energy had reported its energy trading contracts and related gas in storage at fair market value, and reported related revenues and expenses on a gross basis in the income statement. EITF Issue 02-3 rescinded EITF Issue 98-10 on a prospective basis. Accordingly, any new contracts entered into after Oct. 25, 2002 have been reported on a historical cost basis rather than at fair market value unless the contract meets the definition of a derivative under SFAS 133. Alliant Energy adopted EITF Issue 02-3 on Jan. 1, 2003 for all contracts that were in place and storage gas acquired prior to Oct. 25, 2002, and reclassified prior period trading contracts on a net basis in the income statement. The impact of transitioning from reporting inventory and existing contracts that were not derivatives under SFAS 133 at fair value to historical cost resulted in a cumulative effect charge of $2.1 million (net of a deferred tax benefit of $1.4 million) in the first quarter of 2003.

13. In April 2003, Alliant Energy completed the sale of its Australian assets (including Southern Hydro) to New Zealand-based Meridian Energy Limited. The sale price was approximately $365 million. This sale provided for the repayment of approximately $150 million in debt in Australia. On an after-tax basis, the sale resulted in net cash proceeds to Alliant Energy of approximately $170 million and provides Alliant Energy with approximately $320 million available for debt reduction.

14. Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on various debt securities issued by Resources and, as a result, is required to present condensed consolidating financial statements. No Alliant Energy subsidiaries are guarantors of Resources' debt securities. Alliant Energy's condensed consolidating financial statements are as follows:

    Alliant Energy Corporation Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2003 and 2002

                                                                 Alliant Energy             Other Alliant               Consolidated
                                                                    Parent                     Energy     Consolidating    Alliant
                                                                    Company      Resources  Subsidiaries   Adjustments     Energy
                                                                 -------------------------------------------------------------------
Three Months Ended March 31, 2003                                                           (in thousands)
---------------------------------
Operating revenues:
  Electric utility                                                       $-            $-     $443,025           $-       $443,025
  Gas utility                                                             -             -      257,881            -        257,881
  Non-regulated and other                                                 -       185,553       98,186      (88,855)       194,884
                                                                 ------------------------------------------------------------------
                                                                          -       185,553      799,092      (88,855)       895,790
                                                                 ------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                     -             -       72,431          (16)        72,415
  Purchased power                                                         -             -      129,315            -        129,315
  Cost of utility gas sold                                                -             -      188,325            -        188,325
  Other operation and maintenance                                       312       167,263      224,932      (76,861)       315,646
  Depreciation and amortization                                           8         8,119       77,710       (3,865)        81,972
  Taxes other than income taxes                                           3         1,729       26,274       (1,930)        26,076
                                                                 ------------------------------------------------------------------
                                                                        323       177,111      718,987      (82,672)       813,749
                                                                 ------------------------------------------------------------------
Operating income (loss)                                                (323)        8,442       80,105       (6,183)        82,041
                                                                 ------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                    3,900        26,850       27,528       (2,764)        55,514
  Interest income from loans to discontinued operations, net              -        (3,254)           -            -         (3,254)
  Equity (income) loss from unconsolidated investments                    -         8,475       (4,221)           -          4,254
  Allowance for funds used during construction                            -             -       (3,908)          47         (3,861)
  Preferred dividend requirements of subsidiaries                         -             -        4,158            -          4,158
  Miscellaneous, net                                                 (7,910)        2,924        5,515        1,886          2,415
                                                                 ------------------------------------------------------------------
                                                                     (4,010)       34,995       29,072         (831)        59,226
                                                                 ------------------------------------------------------------------
Income (loss) from continuing operations before income taxes          3,687       (26,553)      51,033       (5,352)        22,815
                                                                 ------------------------------------------------------------------
Income tax expense (benefit)                                          4,165       (15,882)      20,032         (139)         8,176
                                                                 ------------------------------------------------------------------
Income (loss) from continuing operations                               (478)      (10,671)      31,001       (5,213)        14,639
                                                                 ------------------------------------------------------------------
Loss from discontinued operations, net of tax                             -        (9,134)           -            -         (9,134)
                                                                 ------------------------------------------------------------------
Income (loss) before cumulative effect of changes in
   accounting principles, net of tax                                   (478)      (19,805)      31,001       (5,213)         5,505
                                                                 ------------------------------------------------------------------
Cumulative effect of changes in accounting principles, net of tax         -        (5,983)           -            -         (5,983)
                                                                 ------------------------------------------------------------------
Net income (loss)                                                     ($478)     ($25,788)     $31,001      ($5,213)         ($478)
                                                                 ==================================================================


Three Months Ended March 31, 2002
---------------------------------
Operating revenues:
  Electric utility                                                       $-            $-     $370,762           $-       $370,762
  Gas utility                                                             -             -      128,241            -        128,241
  Non-regulated and other                                                 -        64,462       76,299      (68,328)        72,433
                                                                 ------------------------------------------------------------------
                                                                          -        64,462      575,302      (68,328)       571,436
                                                                 ------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                     -             -       62,610            -         62,610
  Purchased power                                                         -             -       72,337            -         72,337
  Cost of utility gas sold                                                -             -       83,756            -         83,756
  Other operation and maintenance                                       508        54,820      196,274      (66,203)       185,399
  Depreciation and amortization                                           -         5,966       69,716            -         75,682
  Taxes other than income taxes                                           -         1,922       27,954       (2,088)        27,788
                                                                 ------------------------------------------------------------------
                                                                        508        62,708      512,647      (68,291)       507,572
                                                                 ------------------------------------------------------------------
Operating income (loss)                                                (508)        1,754       62,655          (37)        63,864
                                                                 ------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                      758        17,706       27,543       (1,520)        44,487
  Interest income from loans to discontinued operations, net              -        (3,366)           -            -         (3,366)
  Equity (income) loss from unconsolidated investments                  229         1,052       (4,494)           -         (3,213)
  Allowance for funds used during construction                            -             -       (1,654)           -         (1,654)
  Preferred dividend requirements of subsidiaries                         -             -        1,682            -          1,682
  Impairment of available-for-sale securities of McLeodUSA Inc.           -        21,174            -            -         21,174
  Miscellaneous, net                                                (12,758)       16,068       (7,272)      13,566          9,604
                                                                 ------------------------------------------------------------------
                                                                    (11,771)       52,634       15,805       12,046         68,714
                                                                 ------------------------------------------------------------------
Income (loss) from continuing operations before income taxes         11,263       (50,880)      46,850      (12,083)        (4,850)
                                                                 ------------------------------------------------------------------
Income tax expense (benefit)                                          1,520       (18,394)      19,852          (37)         2,941
                                                                 ------------------------------------------------------------------
Income (loss) from continuing operations                              9,743       (32,486)      26,998      (12,046)        (7,791)
                                                                 ------------------------------------------------------------------
Income from discontinued operations, net of tax                           -        17,534            -            -         17,534
                                                                 ------------------------------------------------------------------
Net income (loss)                                                    $9,743      ($14,952)     $26,998     ($12,046)        $9,743
                                                                 ==================================================================

                    Alliant Energy Corporation Condensed Consolidating Balance Sheet as of March 31, 2003

                                                  Alliant Energy                       Other                          Consolidated
                                                     Parent                        Alliant Energy    Consolidating        Alliant
ASSETS                                               Company        Resources       Subsidiaries      Adjustments         Energy
                                                 ----------------------------------------------------------------------------------
Property, plant and equipment:                                                   (in thousands)
  Utility:
      Electric plant in service                             $-              $-       $5,481,700               $-        $5,481,700
      Other plant in service                                 -               -        1,163,741                -         1,163,741
      Accumulated depreciation                               -               -       (3,388,047)               -        (3,388,047)
      Construction work in progress                          -               -          324,695                -           324,695
      Other, net                                             -               -           67,088                -            67,088
                                                 ----------------------------------------------------------------------------------
          Total utility                                      -               -        3,649,177                -         3,649,177
                                                 ----------------------------------------------------------------------------------
  Non-regulated and other, net:
      Non-regulated generation                               -         209,882                -                -           209,882
      Other                                                  -         294,870           72,619             (111)          367,378
                                                 ----------------------------------------------------------------------------------
          Total non-regulated and other                      -         504,752           72,619             (111)          577,260
                                                 ----------------------------------------------------------------------------------
                                                             -         504,752        3,721,796             (111)        4,226,437
                                                 ----------------------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                    2,322          57,883            5,530                -            65,735
  Accounts receivable, net                               6,838          97,494          324,317         (190,308)          238,341
  Gas stored underground, at average cost                    -             568            6,899                -             7,467
  Regulatory assets                                          -               -           70,171                -            70,171
  Assets of discontinued operations                          -       1,016,482                -                -         1,016,482
  Other                                                326,774         137,740          148,589         (303,993)          309,110
                                                 ----------------------------------------------------------------------------------
                                                       335,934       1,310,167          555,506         (494,301)        1,707,306
                                                 ----------------------------------------------------------------------------------
Investments:
  Consolidated subsidiaries                          1,813,469               -               10       (1,813,479)                -
  Other                                                 11,823         449,209          500,297                -           961,329
                                                 ----------------------------------------------------------------------------------
                                                     1,825,292         449,209          500,307       (1,813,479)          961,329
                                                 ----------------------------------------------------------------------------------
Other assets:
  Regulatory assets                                          -               -          429,721                -           429,721
  Deferred charges and other                               414         129,857          290,471          (31,292)          389,450
                                                 ----------------------------------------------------------------------------------
                                                           414         129,857          720,192          (31,292)          819,171
                                                 ----------------------------------------------------------------------------------
Total assets                                        $2,161,640      $2,393,985       $5,497,801      ($2,339,183)       $7,714,243
                                                 ==================================================================================

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock and additional paid-in capital       $1,302,225        $232,743         $906,203      ($1,138,946)       $1,302,225
  Retained earnings                                    734,676          89,051          767,517         (856,568)          734,676
  Accumulated other comprehensive loss                (181,930)       (138,618)         (43,312)         181,930          (181,930)
  Shares in deferred compensation trust                 (7,091)              -                -                -            (7,091)
                                                 ----------------------------------------------------------------------------------
       Total common equity                           1,847,880         183,176        1,630,408       (1,813,584)        1,847,880
                                                 ----------------------------------------------------------------------------------

  Cumulative preferred stock of subsidiaries, net            -               -          205,063                -           205,063
  Long-term debt (excluding current portion)            24,000       1,340,172        1,295,706                -         2,659,878
                                                 ----------------------------------------------------------------------------------
                                                     1,871,880       1,523,348        3,131,177       (1,813,584)        4,712,821
                                                 ----------------------------------------------------------------------------------
Current liabilities:
  Other short-term borrowings                          235,000         259,523           71,307         (303,993)          261,837
  Accrued taxes                                         12,362          20,663           69,017                -           102,042
  Liabilities of discontinued operations                     -         161,073                -                -           161,073
  Other                                                 38,912         197,329          753,507         (190,308)          799,440
                                                 ----------------------------------------------------------------------------------
                                                       286,274         638,588          893,831         (494,301)        1,324,392
                                                 ----------------------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Asset retirement obligations                               -               -          440,856                -           440,856
  Other                                                  3,486         181,597        1,031,937          (31,298)        1,185,722
                                                 ----------------------------------------------------------------------------------
                                                         3,486         181,597        1,472,793          (31,298)        1,626,578
                                                 ----------------------------------------------------------------------------------
                                                 ----------------------------------------------------------------------------------
Minority interest                                            -          50,452                -                -            50,452
                                                 ----------------------------------------------------------------------------------
Total capitalization and liabilities                $2,161,640      $2,393,985       $5,497,801      ($2,339,183)       $7,714,243
                                                 ==================================================================================

                   Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2002

                                                  Alliant Energy                      Other                           Consolidated
ASSETS                                               Parent                       Alliant Energy     Consolidating        Alliant
Property, plant and equipment:                       Company        Resources      Subsidiaries       Adjustments         Energy
                                                 ----------------------------------------------------------------------------------
  Utility:                                                                       (in thousands)
      Electric plant in service                            $-              $-       $5,295,381                $-        $5,295,381
      Other plant in service                                -               -        1,143,578                 -         1,143,578
      Accumulated depreciation                              -               -       (3,573,407)                -        (3,573,407)
      Construction work in progress                         -               -          263,096                 -           263,096
      Other, net                                            -               -           68,340                 -            68,340
                                                 ----------------------------------------------------------------------------------
          Total utility                                     -               -        3,196,988                 -         3,196,988
                                                 ----------------------------------------------------------------------------------
  Non-regulated and other, net:
      Non-regulated generation                              -         156,699                -                 -           156,699
      Other                                                 -         299,355           75,503              (111)          374,747
                                                 ----------------------------------------------------------------------------------
          Total non-regulated and other                     -         456,054           75,503              (111)          531,446
                                                 ----------------------------------------------------------------------------------
                                                            -         456,054        3,272,491              (111)        3,728,434
                                                 ----------------------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                       4          47,236           15,619                 -            62,859
  Accounts receivable, net                              9,034          78,590          284,151          (191,631)          180,144
  Gas stored underground, at average cost                   -          26,668           36,129                 -            62,797
  Regulatory assets                                         -               -           46,076                 -            46,076
  Assets of discontinued operations                         -         969,291                -                 -           969,291
  Other                                               263,598         124,594          159,694          (244,764)          303,122
                                                 ----------------------------------------------------------------------------------
                                                      272,636       1,246,379          541,669          (436,395)        1,624,289
                                                 ----------------------------------------------------------------------------------
Investments:
  Consolidated subsidiaries                         1,817,341               -               10        (1,817,351)                -
  Other                                                11,660         430,173          494,867                 -           936,700
                                                 ----------------------------------------------------------------------------------
                                                    1,829,001         430,173          494,877        (1,817,351)          936,700
                                                 ----------------------------------------------------------------------------------
Other assets:
  Regulatory assets                                         -               -          302,365                 -           302,365
  Deferred charges and other                                -         127,834          309,356           (27,583)          409,607
                                                 ----------------------------------------------------------------------------------
                                                            -         127,834          611,721           (27,583)          711,972
                                                 ----------------------------------------------------------------------------------
Total assets                                       $2,101,637      $2,260,440       $4,920,758       ($2,281,440)       $7,001,395
                                                 ==================================================================================

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock and additional paid-in capital      $1,294,842        $232,743         $906,261       ($1,139,004)       $1,294,842
  Retained earnings                                   758,187         114,838          773,556          (888,394)          758,187
  Accumulated other comprehensive loss               (209,943)       (166,947)         (42,996)          209,943          (209,943)
  Shares in deferred compensation trust                (6,896)              -                -                 -            (6,896)
                                                 ----------------------------------------------------------------------------------
       Total common equity                          1,836,190         180,634        1,636,821        (1,817,455)        1,836,190
                                                 ----------------------------------------------------------------------------------

  Cumulative preferred stock of subsidiaries, net           -               -          205,063                 -           205,063
  Long-term debt (excluding current portion)           24,000       1,290,205        1,295,598                 -         2,609,803
                                                 ----------------------------------------------------------------------------------
                                                    1,860,190       1,470,839        3,137,482        (1,817,455)        4,651,056
                                                 ----------------------------------------------------------------------------------
Current liabilities:
  Other short-term borrowings                          85,000         194,482           79,003          (244,764)          113,721
  Accrued taxes                                         9,743          13,655           82,123                 -           105,521
  Liabilities of discontinued operations                    -         138,251                -                 -           138,251
  Other                                               143,453         218,443          594,552          (191,631)          764,817
                                                 ----------------------------------------------------------------------------------
                                                      238,196         564,831          755,678          (436,395)        1,122,310
                                                 ----------------------------------------------------------------------------------
                                                 ----------------------------------------------------------------------------------
Other long-term liabilities and deferred credits        3,251         181,345        1,027,598           (27,590)        1,184,604
                                                 ----------------------------------------------------------------------------------
                                                 ----------------------------------------------------------------------------------
Minority interest                                           -          43,425                -                 -            43,425
                                                 ----------------------------------------------------------------------------------
Total capitalization and liabilities               $2,101,637      $2,260,440       $4,920,758       ($2,281,440)       $7,001,395
                                                 ==================================================================================

  Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002

                                                                   Alliant Energy            Other Alliant              Consolidated
                                                                      Parent                    Energy     Consolidating   Alliant
                                                                      Company     Resources  Subsidiaries   Adjustments    Energy
                                                                   -----------------------------------------------------------------
Three Months Ended March 31, 2003                                                           (in thousands)
---------------------------------
 Net cash flows from (used for) operating activities                  ($1,864)    ($20,575)    $198,454      ($9,372)     $166,643
                                                                   -----------------------------------------------------------------
 Cash flows from (used for) financing activities:
     Common stock dividends                                           (23,033)           -      (37,039)      37,039       (23,033)
     Proceeds from issuance of other long-term debt                         -       60,000            -            -        60,000
     Net change in commercial paper and other short-term borrowings    (9,729)      65,040       64,305            -       119,616
     Net change in loans to discontinued operations                         -      (17,501)           -            -       (17,501)
     Other                                                              5,143       (3,688)     (14,118)       4,218        (8,445)
                                                                   -----------------------------------------------------------------
         Net cash flows from (used for) financing activities          (27,619)     103,851       13,148       41,257       130,637
                                                                   -----------------------------------------------------------------
 Cash flows from (used for) investing activities:
     Construction and acquisition expenditures:
        Non-regulated businesses                                            -     (180,286)           -            -      (180,286)
        Regulated domestic utilities                                        -            -     (212,279)     108,847      (103,432)
        Corporate Services and other                                        -            -       (1,007)           -        (1,007)
     Other                                                             31,801      107,657       (8,405)    (140,732)       (9,679)
                                                                   -----------------------------------------------------------------
        Net cash flows from (used for) investing activities            31,801      (72,629)    (221,691)     (31,885)     (294,404)
                                                                   -----------------------------------------------------------------
 Net increase (decrease) in cash and temporary cash investments         2,318       10,647      (10,089)           -         2,876
                                                                   -----------------------------------------------------------------
 Cash and temporary cash investments at beginning of period                 4       47,236       15,619            -        62,859
                                                                   -----------------------------------------------------------------
 Cash and temporary cash investments at end of period                  $2,322      $57,883       $5,530           $-       $65,735
                                                                   =================================================================
 Supplemental cash flows information:
     Cash paid (received) during the period for:
        Interest                                                       $3,223       $9,621      $27,323           $-       $40,167
                                                                   =================================================================
        Income taxes, net of refunds                                  ($3,902)     ($7,278)      $7,663           $-       ($3,517)
                                                                   =================================================================
     Noncash investing and financing activities:
        Capital lease obligations incurred                                 $-           $-       $2,131           $-        $2,131
                                                                   =================================================================

Three Months Ended March 31, 2002
---------------------------------

 Net cash flows from (used for) operating activities                  $11,687        ($710)    $148,724     ($13,728)     $145,973
                                                                   -----------------------------------------------------------------

 Cash flows from (used for) financing activities:
     Common stock dividends                                           (44,851)           -      (34,673)      34,673       (44,851)
     Net change in Resources' credit facility                               -       85,115            -            -        85,115
     Net change in commercial paper and other short-term borrowings    (7,593)      (2,603)     (15,511)       1,939       (23,768)
     Net change in loans to discontinued operations                         -      (25,672)           -            -       (25,672)
     Other                                                             14,329      (13,731)      (1,582)       1,174           190
                                                                   -----------------------------------------------------------------
         Net cash flows from (used for) financing activities          (38,115)      43,109      (51,766)      37,786        (8,986)
                                                                   -----------------------------------------------------------------

 Cash flows from (used for) investing activities:
     Construction and acquisition expenditures:
        Non-regulated businesses                                            -      (77,875)           -            -       (77,875)
        Regulated domestic utilities                                        -            -      (66,832)           -       (66,832)
        Corporate Services and other                                        -            -      (10,382)           -       (10,382)
     Other                                                             22,103       19,345      (21,520)     (22,119)       (2,191)
                                                                   -----------------------------------------------------------------
        Net cash flows from (used for) investing activities            22,103      (58,530)     (98,734)     (22,119)     (157,280)
                                                                   -----------------------------------------------------------------

 Net decrease in cash and temporary cash investments                   (4,325)     (16,131)      (1,776)       1,939       (20,293)
                                                                   -----------------------------------------------------------------
 Cash and temporary cash investments at beginning of period             6,381       60,237        3,207       (1,939)       67,886
                                                                   -----------------------------------------------------------------
 Cash and temporary cash investments at end of period                  $2,056      $44,106       $1,431           $-       $47,593
                                                                   =================================================================
 Supplemental cash flows information:
     Cash paid (received) during the period for:
        Interest                                                         $243       $7,873      $26,823           $-       $34,939
                                                                   =================================================================
        Income taxes, net of refunds                                       $-         ($25)      $1,741           $-        $1,716
                                                                   =================================================================
     Noncash investing and financing activities:
        Capital lease obligations incurred                                 $-           $-         $448           $-          $448
                                                                   =================================================================

                                        INTERSTATE POWER AND LIGHT COMPANY
                                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                           For the Three Months Ended March 31,
                                                                               2003                    2002
--------------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
Operating revenues:
  Electric utility                                                                 $230,329                $199,003
  Gas utility                                                                       126,677                  71,742
  Steam                                                                               9,482                   8,050
                                                                        --------------------    --------------------
                                                                                    366,488                 278,795
                                                                        --------------------    --------------------

--------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric and steam production fuels                                                34,201                  32,342
  Purchased power                                                                    45,056                  28,159
  Cost of gas sold                                                                   91,771                  46,360
  Other operation and maintenance                                                    84,587                  80,656
  Depreciation and amortization                                                      40,427                  36,211
  Taxes other than income taxes                                                      15,700                  16,916
                                                                        --------------------    --------------------
                                                                                    311,742                 240,644
                                                                        --------------------    --------------------

--------------------------------------------------------------------------------------------------------------------

Operating income                                                                     54,746                  38,151
                                                                        --------------------    --------------------

--------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                                                   17,044                  16,274
  Allowance for funds used during construction                                       (2,544)                   (980)
  Miscellaneous, net                                                                   (800)                   (428)
                                                                        --------------------    --------------------
                                                                                     13,700                  14,866
                                                                        --------------------    --------------------

--------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                           41,046                  23,285
                                                                        --------------------    --------------------

--------------------------------------------------------------------------------------------------------------------

Income taxes                                                                         16,089                  10,410
                                                                        --------------------    --------------------

--------------------------------------------------------------------------------------------------------------------

Net income                                                                           24,957                  12,875
                                                                        --------------------    --------------------

--------------------------------------------------------------------------------------------------------------------

Preferred dividend requirements                                                       3,330                     855
                                                                        --------------------    --------------------

--------------------------------------------------------------------------------------------------------------------

Earnings available for common stock                                                 $21,627                 $12,020
                                                                        ====================    ====================

--------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                       INTERSTATE POWER AND LIGHT COMPANY
                                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                  March 31,          December 31,
ASSETS                                                                              2003                 2002
------------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
Property, plant and equipment:
  Electric plant in service                                                        $3,572,531          $3,451,547
  Gas plant in service                                                                330,254             326,470
  Steam plant in service                                                               59,737              59,737
  Other plant in service                                                              200,507             195,328
  Accumulated depreciation                                                         (2,096,140)         (2,163,371)
                                                                            ------------------   -----------------
     Net plant                                                                      2,066,889           1,869,711
  Construction work in progress                                                       245,770             166,350
  Other, net                                                                           49,710              50,529
                                                                            ------------------   -----------------
                                                                                    2,362,369           2,086,590
                                                                            ------------------   -----------------

------------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                                   1,577               6,076
  Accounts receivable:
    Customer, less allowance for doubtful accounts of $917 and $894                    63,977              42,647
    Associated companies                                                               37,180              79,105
    Other, less allowance for doubtful accounts of $295 and $388                       27,012              27,898
  Production fuel, at average cost                                                     32,958              36,852
  Materials and supplies, at average cost                                              33,309              28,821
  Gas stored underground, at average cost                                               4,269              19,450
  Regulatory assets                                                                    42,402              18,077
  Prepayments and other                                                                12,664              13,941
                                                                            ------------------   -----------------
                                                                                      255,348             272,867
                                                                            ------------------   -----------------

------------------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                                 123,501             121,158
  Other                                                                                13,507              13,492
                                                                            ------------------   -----------------
                                                                                      137,008             134,650
                                                                            ------------------   -----------------

------------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                   328,294             199,691
  Deferred charges and other                                                           40,615              44,608
                                                                            ------------------   -----------------
                                                                                      368,909             244,299
                                                                            ------------------   -----------------

------------------------------------------------------------------------------------------------------------------

Total assets                                                                       $3,123,634          $2,738,406
                                                                            ==================   =================

------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                        INTERSTATE POWER AND LIGHT COMPANY
                                CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

                                                                                 March 31,           December 31,
CAPITALIZATION AND LIABILITIES                                                     2003                  2002
--------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands, except share amounts)
Capitalization:
  Common stock - $2.50 par value - authorized 24,000,000
    shares; 13,370,788 shares outstanding                                             $33,427               $33,427
  Additional paid-in capital                                                          477,617               477,701
  Retained earnings                                                                   374,511               374,428
  Accumulated other comprehensive loss                                                (18,887)              (18,887)
                                                                            ------------------    ------------------
    Total common equity                                                               866,668               866,669
                                                                            ------------------    ------------------

  Cumulative preferred stock                                                          145,100               145,100
  Long-term debt (excluding current portion)                                          827,467               827,389
                                                                            ------------------    ------------------
                                                                                    1,839,235             1,839,158
                                                                            ------------------    ------------------

--------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                  5,080                 5,080
  Commercial paper                                                                     75,500                     -
  Accounts payable                                                                    108,252                83,126
  Accounts payable to associated companies                                             60,205                41,537
  Accrued interest                                                                     13,719                14,628
  Accrued taxes                                                                        61,185                62,135
  Accumulated refueling outage provision                                               10,934                13,845
  Other                                                                                46,396                40,946
                                                                            ------------------    ------------------
                                                                                      381,271               261,297
                                                                            ------------------    ------------------

--------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   319,277               313,308
  Accumulated deferred investment tax credits                                          30,255                31,135
  Asset retirement obligations                                                        262,752                     -
  Pension and other benefit obligations                                                93,144                88,449
  Regulatory liabilities                                                               74,831                78,995
  Environmental liabilities                                                            39,717                39,849
  Other                                                                                83,152                86,215
                                                                            ------------------    ------------------
                                                                                      903,128               637,951
                                                                            ------------------    ------------------

--------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                               $3,123,634            $2,738,406
                                                                            ==================    ==================

--------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                     INTERSTATE POWER AND LIGHT COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         For the Three Months Ended March 31,
                                                                                2003                2002
-------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)
Cash flows from operating activities:
  Net income                                                                      $24,957            $12,875
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                                 40,427             36,211
     Amortization of leased nuclear fuel                                            2,965              3,615
     Amortization of deferred energy efficiency expenditures                          926                983
     Deferred tax expense (benefit) and investment tax (credits)                    4,890             (2,180)
     Refueling outage provision                                                    (2,912)             2,005
     Other                                                                           (652)               272
  Other changes in assets and liabilities:
     Accounts receivable                                                           21,481             17,640
     Gas stored underground                                                        15,181             13,888
     Accounts payable                                                              36,593             (9,793)
     Adjustment clause balances                                                   (22,306)            (8,345)
     Other                                                                          8,326              8,798
                                                                       -------------------  -----------------
       Net cash flows from operating activities                                   129,876             75,969
                                                                       -------------------  -----------------

-------------------------------------------------------------------------------------------------------------

Cash flows from (used for) financing activities:
    Common stock dividends                                                        (21,544)           (20,086)
    Preferred stock dividends                                                      (3,330)              (855)
    Net change in short-term borrowings                                            75,500             (8,801)
    Principal payments under capital lease obligations                             (3,969)            (3,516)
    Other                                                                           8,261              3,104
                                                                       -------------------  -----------------
      Net cash flows from (used for) financing activities                          54,918            (30,154)
                                                                       -------------------  -----------------

-------------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Utility construction expenditures                                            (181,015)           (38,260)
    Nuclear decommissioning trust funds                                            (2,736)            (1,502)
    Other                                                                          (5,542)            (6,058)
                                                                       -------------------  -----------------
      Net cash flows used for investing activities                               (189,293)           (45,820)
                                                                       -------------------  -----------------

-------------------------------------------------------------------------------------------------------------

Net decrease in cash and temporary cash investments                                (4,499)                (5)
                                                                       -------------------  -----------------

-------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                          6,076                 87
                                                                       -------------------  -----------------

-------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                               $1,577                $82
                                                                       ===================  =================

-------------------------------------------------------------------------------------------------------------

Supplemental cash flows information:
  Cash paid (received) during the period for:
    Interest                                                                      $16,742            $16,044
                                                                       ===================  =================
    Income taxes, net of refunds                                                  ($7,390)               $ -
                                                                       ===================  =================
  Noncash investing and financing activities:
    Capital lease obligations incurred                                             $2,131               $448
                                                                       ===================  =================

-------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                      INTERSTATE POWER AND LIGHT COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    Except as modified below, the Alliant Energy Notes to Consolidated Financial Statements are incorporated by reference insofar as they relate to IP&L.

 1. The interim consolidated financial statements included herein have been prepared by IP&L, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include IP&L and its consolidated subsidiaries. IP&L is a direct subsidiary of Alliant
    Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in IP&L's latest Annual Report on Form 10-K.

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three months ended March 31, 2003 and 2002, (b) the consolidated financial position at March 31, 2003 and Dec. 31, 2002, and (c) the consolidated statement of cash flows for the three months ended March 31, 2003 and 2002, have been made. Because of the seasonal nature of IP&L's operations, results for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2003. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation.

2. For the three months ended March 31, 2003 and 2002, IP&L had no other comprehensive income, thus IP&L's comprehensive income was equal to its earnings available for common stock for both periods.

3. Certain financial information relating to IP&L's significant business segments is presented below. Intersegment revenues were not material to IP&L's operations.

                                                       Electric        Gas          Other         Total
                                                    -------------------------------------------------------
                                                                        (in thousands)
     Three Months Ended March 31, 2003
     ---------------------------------
     Operating revenues                                 $230,329     $126,677         $9,482      $366,488
     Operating income                                     38,030       15,443          1,273        54,746
     Earnings available for common stock                                                            21,627

     Three Months Ended March 31, 2002
     ---------------------------------
     Operating revenues                                 $199,003      $71,742         $8,050      $278,795
     Operating income                                     27,898        8,180          2,073        38,151
     Earnings available for common stock                                                            12,020


4. IP&L utilizes synthetic leases to finance certain utility railcars that were not included on IP&L's Consolidated Balance Sheets. IP&L has guaranteed the residual value of its synthetic leases totaling $6.8 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease, the latest of which is January 2009.

                                       WISCONSIN POWER AND LIGHT COMPANY
                                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                         For the Three Months Ended March 31,
                                                                              2003                  2002
-----------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)
Operating revenues:
  Electric utility                                                                $212,696              $171,759
  Gas utility                                                                      131,204                56,499
  Water                                                                              1,377                 1,290
                                                                       --------------------  --------------------
                                                                                   345,277               229,548
                                                                       --------------------  --------------------

-----------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric production fuels                                                         38,214                30,269
  Purchased power                                                                   84,259                44,177
  Cost of gas sold                                                                  96,554                37,396
  Other operation and maintenance                                                   65,673                51,107
  Depreciation and amortization                                                     33,419                33,506
  Taxes other than income taxes                                                      8,645                 8,950
                                                                       --------------------  --------------------
                                                                                   326,764               205,405
                                                                       --------------------  --------------------

-----------------------------------------------------------------------------------------------------------------

Operating income                                                                    18,513                24,143
                                                                       --------------------  --------------------

-----------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                                                   9,706                10,196
  Interest income                                                                   (1,855)               (6,545)
  Equity income from unconsolidated investments                                     (4,116)               (4,387)
  Allowance for funds used during construction                                      (1,317)                 (674)
  Miscellaneous, net                                                                 2,176                   404
                                                                       --------------------  --------------------
                                                                                     4,594                (1,006)
                                                                       --------------------  --------------------

-----------------------------------------------------------------------------------------------------------------

Income before income taxes                                                          13,919                25,149
                                                                       --------------------  --------------------

-----------------------------------------------------------------------------------------------------------------

Income taxes                                                                         3,804                 9,404
                                                                       --------------------  --------------------

-----------------------------------------------------------------------------------------------------------------

Net income                                                                          10,115                15,745
                                                                       --------------------  --------------------

-----------------------------------------------------------------------------------------------------------------

Preferred dividend requirements                                                        828                   828
                                                                       --------------------  --------------------

-----------------------------------------------------------------------------------------------------------------

Earnings available for common stock                                                 $9,287               $14,917
                                                                       ====================  ====================

-----------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                       WISCONSIN POWER AND LIGHT COMPANY
                                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                March 31,           December 31,
ASSETS                                                                             2003                 2002
-----------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Property, plant and equipment:
  Electric plant in service                                                      $1,909,169           $1,843,834
  Gas plant in service                                                              290,385              286,652
  Water plant in service                                                             33,447               33,062
  Other plant in service                                                            249,411              242,329
  Accumulated depreciation                                                       (1,291,907)          (1,410,036)
                                                                           -----------------    -----------------
    Net plant                                                                     1,190,505              995,841
  Construction work in progress                                                      78,925               96,746
  Other, net                                                                         17,379               17,811
                                                                           -----------------    -----------------
                                                                                  1,286,809            1,110,398
                                                                           -----------------    -----------------

-----------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                                 1,074                8,577
  Accounts receivable:
     Customer, less allowance for doubtful accounts of $1,686 and $1,770             15,224                7,977
     Associated companies                                                            37,938               21,484
     Other, less allowance for doubtful accounts of $653 and $458                    25,517               18,191
  Production fuel, at average cost                                                   16,413               18,980
  Materials and supplies, at average cost                                            25,723               22,133
  Gas stored underground, at average cost                                             2,630               16,679
  Regulatory assets                                                                  27,769               27,999
  Prepaid gross receipts tax                                                         20,541               27,388
  Other                                                                               4,351                8,599
                                                                           -----------------    -----------------
                                                                                    177,180              178,007
                                                                           -----------------    -----------------

-----------------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                               225,360              223,734
  Investment in ATC and other                                                       134,226              133,043
                                                                           -----------------    -----------------
                                                                                    359,586              356,777
                                                                           -----------------    -----------------

-----------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                 101,427              102,674
  Deferred charges and other                                                        222,234              236,741
                                                                           -----------------    -----------------
                                                                                    323,661              339,415
                                                                           -----------------    -----------------

-----------------------------------------------------------------------------------------------------------------

Total assets                                                                     $2,147,236           $1,984,597
                                                                           =================    =================

-----------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                         WISCONSIN POWER AND LIGHT COMPANY
                                CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

                                                                                  March 31,             December 31,
CAPITALIZATION AND LIABILITIES                                                      2003                    2002
---------------------------------------------------------------------------------------------------------------------
                                                                                (in thousands, except share amounts)
Capitalization:
  Common stock - $5 par value - authorized 18,000,000 shares;
       13,236,601 shares outstanding                                                  $66,183                $66,183
  Additional paid-in capital                                                          325,603                325,603
  Retained earnings                                                                   393,093                399,302
  Accumulated other comprehensive loss                                                (24,425)               (24,108)
                                                                            ------------------      -----------------
    Total common equity                                                               760,454                766,980
                                                                            ------------------      -----------------

  Cumulative preferred stock                                                           59,963                 59,963
  Long-term debt (excluding current portion)                                          468,240                468,208
                                                                            ------------------      -----------------
                                                                                    1,288,657              1,295,151
                                                                            ------------------      -----------------

---------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Variable rate demand bonds                                                           55,100                 55,100
  Commercial paper                                                                     56,500                 60,000
  Accounts payable                                                                     87,871                 90,869
  Accounts payable to associated companies                                             54,603                 43,276
  Accrued taxes                                                                         5,816                 19,353
  Regulatory liabilities                                                               17,300                 16,938
  Other                                                                                29,593                 29,064
                                                                            ------------------      -----------------
                                                                                      306,783                314,600
                                                                            ------------------      -----------------

---------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   194,251                191,894
  Accumulated deferred investment tax credits                                          22,839                 23,241
  Asset retirement obligations                                                        178,104                      -
  Pension and other benefit obligations                                                60,575                 58,921
  Customer advances                                                                    35,416                 36,555
  Other                                                                                60,611                 64,235
                                                                            ------------------      -----------------
                                                                                      551,796                374,846
                                                                            ------------------      -----------------

---------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                               $2,147,236             $1,984,597
                                                                            ==================      =================

---------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                         WISCONSIN POWER AND LIGHT COMPANY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               For the Three Months Ended March 31,
                                                                                     2003                 2002
--------------------------------------------------------------------------------------------------------------------
                                                                                            (in thousands)
Cash flows from operating activities:
  Net income                                                                           $10,115              $15,745
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                                      33,419               33,506
     Amortization of nuclear fuel                                                        1,525                1,481
     Amortization of deferred energy efficiency expenditures                             9,434                3,590
     Deferred tax expense (benefit) and investment tax (credits)                         2,315               (4,033)
     Equity income from unconsolidated investments, net                                 (4,116)              (4,387)
     Distributions from equity method investments                                        2,744                4,227
     Other                                                                              (2,634)              (6,808)
  Other changes in assets and liabilities:
     Accounts receivable                                                               (31,027)              12,791
     Gas stored underground                                                             14,049               12,812
     Prepaid gross receipts tax                                                          6,847                6,418
     Accounts payable                                                                   27,157              (23,081)
     Accrued taxes                                                                     (13,537)              11,356
     Other                                                                                 161               27,240
                                                                            -------------------  -------------------
       Net cash flows from operating activities                                         56,452               90,857
                                                                            -------------------  -------------------

--------------------------------------------------------------------------------------------------------------------

Cash flows used for financing activities:
    Common stock dividends                                                             (15,496)             (14,588)
    Preferred stock dividends                                                             (828)                (828)
    Net change in short-term borrowings                                                 (3,500)             (34,592)
    Other                                                                               (9,025)               2,369
                                                                            -------------------  -------------------
      Net cash flows used for financing activities                                     (28,849)             (47,639)
                                                                            -------------------  -------------------

--------------------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Utility construction expenditures                                                  (31,264)             (28,572)
    Nuclear decommissioning trust funds                                                   (719)             (13,935)
    Other                                                                               (3,123)                (711)
                                                                            -------------------  -------------------
      Net cash flows used for investing activities                                     (35,106)             (43,218)
                                                                            -------------------  -------------------

--------------------------------------------------------------------------------------------------------------------

Net decrease in cash and temporary cash investments                                     (7,503)                   -
                                                                            -------------------  -------------------

--------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                               8,577                  307
                                                                            -------------------  -------------------

--------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                                    $1,074                 $307
                                                                            ===================  ===================

--------------------------------------------------------------------------------------------------------------------

Supplemental cash flows information:
  Cash paid during the period for:
    Interest                                                                           $10,581              $10,780
                                                                            ===================  ===================
    Income taxes, net of refunds                                                       $16,274               $1,701
                                                                            ===================  ===================

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

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three months ended March 31, 2003 and 2002, (b) the consolidated financial position at March 31, 2003 and Dec. 31, 2002, and (c) the consolidated statement of cash flows for the three months ended March 31, 2003 and 2002, have been made. Because of the seasonal nature of WP&L's operations, results for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2003. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation.

2. WP&L's comprehensive income, and the components of other comprehensive loss, net of taxes, for the three months ended March 31 were as follows (in thousands):

                                                                           2003             2002
                                                                        ------------   ---------------
Earnings available for common stock                                         $9,287         $14,917
        Unrealized holding gains (losses) on derivatives, net of tax        (5,914)            222
        Less:  reclassification adjustment for gains (losses) included
           in earnings available for common stock, net of tax               (5,597)          4,287
                                                                        ------------   ---------------
     Net unrealized losses on qualifying derivatives                          (317)         (4,065)
                                                                        ------------   ---------------
   Other comprehensive loss                                                   (317)         (4,065)
                                                                        ------------   ---------------
Comprehensive income                                                        $8,970         $10,852
                                                                        ============   ===============

3. Certain financial information relating to WP&L's significant business segments is presented below. For the three months ended March 31, 2003, gas revenues included $17 million for sales to the electric segment. All other intersegment revenues were not material to WP&L's operations.

                                                       Electric        Gas          Other         Total
                                                    --------------------------------------------------------
                                                                         (in thousands)
     Three Months Ended March 31, 2003
     ---------------------------------
     Operating revenues                                 $212,696     $131,204         $1,377      $345,277
     Operating income (loss)                              (1,276)      19,611            178        18,513
     Earnings available for common stock                                                             9,287

     Three Months Ended March 31, 2002
     ---------------------------------
     Operating revenues                                 $171,759      $56,499         $1,290      $229,548
     Operating income                                     18,509        5,248            386        24,143
     Earnings available for common stock                                                            14,917


4. WP&L utilizes synthetic leases to finance certain utility railcars and a utility radio dispatch system that were not included on WP&L's Consolidated Balance Sheets. WP&L has guaranteed the residual value of its synthetic leases totaling $14.3 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease, the latest of which is April 2015.

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

                          FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: factors listed in "Other Matters - Other Future Considerations;" weather effects on sales and revenues; economic and political conditions in Alliant Energy's domestic and international service territories; federal, state and international regulatory or governmental actions, including the ability to obtain adequate and timely rate relief, including recovery of operating costs and earning reasonable rates of return, and to pay expected levels of dividends; Alliant Energy's ability to complete proposed asset divestitures at expected values and on expected timelines; unanticipated construction and acquisition expenditures; issues related to the supply of purchased electricity and price thereof, including the ability to recover purchased-power and fuel costs through rates; risks related to the operations of Alliant Energy's nuclear facilities; costs associated with Alliant Energy's environmental remediation efforts and with environmental compliance generally; developments that adversely impact Alliant Energy's ability to implement its strategic plan; improved results from Alliant Energy's Brazil investments, the ability of Alliant Energy's Brazil investments to refinance certain debt outstanding and no material adverse changes in the rates allowed by the Brazilian regulators; improved performance by Alliant Energy's other non-regulated businesses as a whole; no material permanent declines in the fair market value of, or expected cash flows from, Alliant Energy's investments; continued access to the capital markets; Alliant Energy's ability to continue cost controls and operational efficiencies; Alliant Energy's ability to identify and successfully complete proposed acquisitions and development projects; access to technological developments; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; and changes in the rate of inflation. Alliant Energy assumes no obligation, and disclaims any duty, to update the forward-looking statements in this report.

                               STRATEGIC ACTIONS

Alliant Energy has taken several steps to implement the plan it outlined in November 2002 to strengthen its financial profile:

o In April 2003, Alliant Energy completed the sale of its Australian assets to New Zealand-based Meridian Energy Limited. The sale price was approximately $365 million. While Alliant Energy is still in the process of finalizing the calculation of the gain realized on the sale, it currently estimates it will realize an after-tax gain of approximately
    $40 million in the second quarter of 2003 on the sale of its Australian assets. This sale provided for the repayment of approximately $150 million in debt in Australia. On an after-tax basis, the sale resulted in net cash proceeds to Alliant Energy of approximately $170 million and provides Alliant Energy with approximately $320 million available for debt reduction. This is the first major step in meeting
    Alliant Energy's up to $800 million to $1 billion debt reduction plan to be completed through the divestiture of certain businesses. The amount of proceeds ultimately received from these divestitures, and the timing of the completion of the transactions, are subject to a variety of factors, including the transaction structures Alliant Energy utilizes to exit these businesses.

o Alliant Energy is making progress on the divestitures of its affordable housing, oil and gas and SmartEnergy businesses.
o Alliant Energy's plan also includes a $200 to $300 million equity offering that is expected to be completed in the second half of 2003, dependent on market conditions. In April 2003, Alliant Energy filed a shelf registration statement with the SEC covering up to $400 million of securities for Alliant Energy and Resources. The net proceeds from any Alliant Energy offerings will be used to make capital contributions to its domestic utility subsidiaries, which may use these capital contributions for financing the development and construction of new generation (including Alliant Energy's Power Iowa initiative) and distribution facilities, funding additional working capital, financing other capital expenditures and other general corporate purposes. Alliant Energy may also use the net proceeds from any offering to repay debt.
o Another component of Alliant Energy's plan is strict cost controls which includes utilizing a Six Sigma program to identify a host of projects that will result in more efficient operations. Alliant Energy is in the early stages of this project.

                         RATES AND REGULATORY MATTERS

A summary of the regulatory environment is included in the Form 10-K filed by Alliant Energy, IP&L and WP&L for the year ended Dec. 31, 2002. Set forth below are several recent developments relating to the regulatory environment.

Alliant Energy's merger-related price freezes expired in April 2002 in all of its primary domestic utility jurisdictions and it has been addressing the recovery of its utility cost increases through numerous rate filings. WP&L has received final orders in three of its rate cases and has two other rate cases pending. IP&L has received a final order in its electric rate case and an oral decision in its gas rate case. Details of these rate cases are as follows (dollars in millions):

                                                                                                           Expected
                                                      Interim      Interim      Final        Final           Final
                  Utility     Filing     Increase     Increase    Effective    Increase    Effective       Effective
      Case         Type        Date      Requested   Granted (1)     Date     Granted (1)     Date           Date         Notes
----------------- -------- ------------- ----------- ------------ ----------- ------------ -----------  ---------------- --------
WP&L:
  2002 retail      E/G/W    Aug. 2001        $104          $49    April 2002        $82    Sept. 2002         N/A
  2003 retail      E/G/W     May 2002         123           --       N/A             81    April 2003         N/A          (2)
  2004 retail      E/G/W    March 2003         87          TBD       TBD            TBD       TBD          Jan. 2004       (3)
  Wholesale          E      Feb. 2002           6            6    April 2002          3    Jan. 2003          N/A
  Wholesale          E      March 2003          5           --       N/A            TBD       TBD          July 2003       (4)
IP&L retail - IA     E      March 2002         82           15    July 2002          26       TBD          June 2003       (5)
IP&L retail - IA     G      July 2002          20           17    Oct. 2002          13       TBD          July 2003       (6)
                                         ----------- ------------             ------------
   Total                                     $427          $87                     $205
                                         =========== ============             ============

(1) Interim rate relief is implemented, subject to refund, pending determination of final rates. The final rate relief granted replaces the amount of interim rate relief granted.
(2) The 2003 request was updated from $101 million as announced earlier to $123 million primarily due to updated variable fuel costs based on current market conditions. In its April 2003 final order, the PSCW authorized a 12% return on common equity.
(3) In May 2003, the increase requested was increased from $65 million to $87 million.
(4) WP&L has a rate change moratorium agreement with a wholesale customer group that will expire in July 2003. The requested rates are expected to go into effect in July 2003, subject to refund.
(5) The final rate order was received in April 2003 and reflects an 11.15% return on common equity.
(6) An oral decision was received in April 2003 for a final increase of $13 million; the final order is expected in May 2003. Since the final increase is lower than the interim relief granted in October 2002, a refund plan must be filed with the IUB. IP&L is reserving all amounts related to the anticipated refund.

A significant portion of the rate increases included in the previous table reflect the recovery of increased costs incurred by IP&L and WP&L, or costs they expect to incur, thus the increase in revenues related to these rate increases are not expected to result in a corresponding increase in income. IP&L announced in April 2003 that it will not file for an Iowa electric rate increase in 2003, based on 2002 test year information, due to the fact that the case would have been modest and to ensure the case that IP&L expects to file in 2004 would not be delayed awaiting a decision on a case that would have been filed in 2003. The case IP&L expects to file in 2004 will include costs associated with the $400 million 500-MW combined cycle natural gas plant currently under construction in Iowa. IP&L, WP&L and South Beloit are currently in the process of determining what other rate case filings may be made in 2003.

In 2002, IP&L filed with the IRS for a change in method of accounting for tax purposes for 1987 through 2001 that would allow a current deduction related to mixed service costs. Such costs had previously been capitalized and depreciated for tax purposes over the appropriate tax lives. This change would create a significant current tax benefit which has not been reflected in IP&L's results of operations pending a decision from the IUB on the required rate making treatment of the benefit. In its April 2003 order, the IUB approved IP&L's proposed accounting treatment to defer the tax savings resulting from the change of accounting method until the IRS audit on this issue is complete. The rate making impact will be addressed once the issue is resolved with the IRS which is expected to happen in 2004. There would be no material negative impact on IP&L's results of operations or financial position should the IRS reject IP&L's proposal.

                     ALLIANT ENERGY RESULTS OF OPERATIONS

Unless otherwise noted, all "per share" references in the Results of Operations section refer to earnings per diluted share.

Overview - First Quarter Results - Alliant Energy's net income (loss) and EPS
--------------------------------
for the first quarter were as follows:

                                                                             2003                        2002
                                                                 ----------------------------- --------------------------
                                                                   Net Income        EPS        Net Income       EPS
Earnings (loss) from continuing operations:                      ----------------------------- --------------------------
    Utility                                                           $31.0           $0.34         $27.0        $0.30
    Non-regulated (Resources)                                         (10.7)          (0.12)        (32.6)       (0.36)
    Alliant Energy parent and other                                    (5.7)          (0.06)         (2.2)       (0.03)
                                                                 ----------------------------- --------------------------
          Total earnings (loss) from continuing operations             14.6            0.16          (7.8)       (0.09)
Earnings (loss) from discontinued operations:
    Operating results (increase largely due to higher oil/gas
      prices)                                                           4.0            0.04          (2.4)       (0.02)
    Non-cash valuation and other accounting adjustments:
       Southern Hydro SFAS 133 income                                   6.8            0.07          19.9         0.22
       Discontinuing depreciation, depletion and amortization
          of assets held for sale                                       7.9            0.09            --          --
       Valuation adjustments and selling costs                        (27.8)          (0.30)           --          --
                                                                 ----------------------------- --------------------------
          Total earnings (loss) from discontinued operations           (9.1)          (0.10)         17.5         0.20
Cumulative effect of changes in accounting principles                  (6.0)          (0.07)           --          --
                                                                 ----------------------------- --------------------------
Net income (loss)                                                     ($0.5)         ($0.01)         $9.7        $0.11
                                                                 ============================= ==========================

The higher utility earnings from continuing operations were largely due to increased gas and electric margins, which were partially offset by higher other operating expenses. The significant improvement in non-regulated results from continuing operations was primarily due to $0.26 per share of asset valuation charges recorded in the first quarter of 2002. Improvements in the results of the underlying operations of Alliant Energy's non-regulated businesses were largely offset by higher interest expense. Alliant Energy recorded after-tax valuation adjustments of $26 million in the first quarter of 2003 to reflect updated estimates of the market value, less selling costs, of the $1 billion of assets it has classified as assets held for sale.

Domestic Electric Utility Margins - Electric margins and MWh sales for
---------------------------------
Alliant Energy for the three months ended March 31 were as follows (in thousands):

                                            Revenues and Costs                         MWhs Sold
                                   -------------------------------------  ------------------------------------
                                       2003          2002      Change         2003         2002       Change
                                   -------------------------------------  ------------------------------------
Residential                           $166,148      $137,247     21%           2,070        1,874      10%
Commercial                              92,129        77,792     18%           1,388        1,295       7%
Industrial                             120,285       108,080     11%           2,895        2,846       2%
                                   ----------------------------           ---------------------------
   Total from ultimate customers       378,562       323,119     17%           6,353        6,015       6%
Sales for resale                        51,241        36,410     41%           1,332        1,202      11%
Other                                   13,222        11,233     18%              50           44      14%
                                   ----------------------------           ---------------------------
   Total revenues/sales                443,025       370,762     19%           7,735        7,261       7%
                                                                          ===========================
Electric production fuels expense       65,860        58,760     12%
Purchased-power expense                129,315        72,337     79%
                                   ----------------------------
   Margin                             $247,850      $239,665      3%
                                   ============================

Electric margin increased $8.2 million, or 3%, primarily related to the impact of various rate increases implemented in 2002 and higher sales volumes largely due to more favorable weather conditions in the first quarter of 2003 compared to the same period in 2002 as well as continued modest retail customer growth. Alliant Energy continued to see modest improvements in the economy in its utility service territories as evidenced by a 2% increase in electric sales to industrial customers in the first quarter of 2003 compared to the same period in 2002. These items were partially offset by higher purchased-power and fuel costs at WP&L.

WP&L does not expect the significant under recovery of purchased-power and fuel costs it experienced in the first quarter of 2003 to continue throughout the remainder of 2003, due to new rates effective April 2003. In addition, under PSCW rules, WP&L can seek emergency rate increases if its annual purchased-power and fuel costs are more than 3% higher than the estimated costs used to establish rates. WP&L continues to monitor this issue closely.

Gas Utility Margins - Gas margins and Dth sales for Alliant Energy for the
-------------------
three months ended March 31 were as follows (in thousands):

                                            Revenues and Costs                         Dths Sold
                                   -------------------------------------- -------------------------------------
                                       2003          2002       Change        2003          2002      Change
                                   -------------------------------------- -------------------------------------
Residential                           $148,944      $76,586      94%          15,943        13,419      19%
Commercial                              76,522       37,996     101%           9,265         7,830      18%
Industrial                              12,072        6,041     100%           1,665         1,469      13%
Transportation/other                    20,343        7,618     167%          14,732        12,814      15%
                                   ----------------------------           ----------------------------
   Total revenues/sales                257,881      128,241     101%          41,605        35,532      17%
                                                                          ============================
Cost of utility gas sold               188,325       83,756     125%
                                   ----------------------------
   Margin                              $69,556      $44,485      56%
                                   ============================

Gas revenues and cost of utility gas sold increased significantly due to the large increase in natural gas prices from the first quarter of 2002. Due to Alliant Energy's rate recovery mechanisms for gas costs, these increases alone had little impact on gas margin. Gas margin increased $25.1 million, or 56%, primarily due to various rate increases, increased sales, which were largely due to more favorable weather conditions and continued modest retail customer growth, and improved performance related to WP&L's performance-based commodity cost recovery program (which are shared by ratepayers and shareowners).

Refer to "Rates and Regulatory Matters" for discussion of various electric and gas rate filings.

Non-regulated and Other Revenues - Details regarding Alliant Energy's
--------------------------------
non-regulated and other revenues for the three months ended March 31 were as follows (in thousands):
                                               2003              2002
                                         -----------------  ---------------
   Integrated Services                        $147,753           $32,538
   International                                28,471            25,731
   Investments                                   6,021             5,952
   Other (includes eliminations)                12,639             8,212
                                         -----------------  ---------------
                                              $194,884           $72,433
                                         =================  ===============

The increased Integrated Services revenues were primarily due to increased gas revenues at Alliant Energy's natural gas trading business, NG Energy, largely due to higher natural gas prices and volumes.

Other Operating Expenses - Other operation and maintenance expenses for the
------------------------
three months ended March 31 were as follows (in thousands):

                                           2003               2002
                                      ---------------    ---------------
Utility                                   $150,260           $131,763
Integrated Services                        139,195             27,954
International                               19,762             20,345
Investments                                  3,737              3,714
Other (includes eliminations)                2,692              1,623
                                      ---------------    ---------------
                                          $315,646           $185,399
                                      ===============    ===============

The utility increase was primarily due to increased fossil and nuclear generation, energy conservation and employee benefits expenses. A significant portion of these cost increases are being recovered as a result of the rate increases implemented in 2002 and 2003. Refer to "Rates and Regulatory Matters" for additional information. The Integrated Services increase was largely driven by the same factors impacting the revenue variance.

Depreciation and amortization expense increased $6.3 million primarily due to increased software amortizations and utility property additions, partially offset by lower earnings on WP&L's nuclear decommissioning trust fund. The accounting for earnings on the nuclear decommissioning trust fund results in no net income impact. Miscellaneous, net income increases for earnings on the trust fund and the corresponding offset is recorded through depreciation expense for WP&L.

Interest Expense and Other - Interest expense increased $11.0 million
--------------------------
primarily due to higher average borrowing rates and additional debt outstanding at Resources and the parent company.

Equity income (loss) from Alliant Energy's unconsolidated investments for the three months ended March 31 was as follows (in thousands):

                                           2003           2002
                                       -------------  -------------
ATC                                        $3,894         $4,113
New Zealand                                   837            518
China*                                        325            318
Cargill-Alliant (sold in 2002)                 --           (229)
Brazil                                     (4,586)        (1,694)
Synfuel (began operations 5/02)            (4,894)            --
Other                                         170            187
                                       -------------  -------------
                                          ($4,254)        $3,213
                                       =============  =============

*  Majority of investments are accounted for under the consolidation method.

Equity income from unconsolidated investments decreased $7.5 million. The increased loss for Brazil was primarily due to higher interest expense at Alliant Energy's Brazilian utility investments. In the second quarter of 2002, Synfuel, a direct subsidiary of Resources, purchased an equity interest in a synthetic fuel processing facility which generates operating losses at its fuel processing facility, which are more than offset by tax credits and the tax benefit of the losses the project generates. All tax benefits are included in "Income taxes" in Alliant Energy's Consolidated Statements of Income.

Refer to Note 7 of Alliant Energy's "Notes to Consolidated Financial Statements" for discussion of the asset valuation charge recorded by Alliant Energy in the first quarter of 2002 related to its McLeod available-for-sale securities.

Miscellaneous, net income increased $7.2 million due to the recording in the first quarter of 2002 of pre-tax asset valuation charges for other-than-temporary declines in value of Alliant Energy's investments in Enermetrix of $8.5 million and Energy Technologies of $5.0 million. These charges were partially offset by lower earnings on WP&L's nuclear decommissioning trust fund.

Income Taxes - The effective income tax rate for the first quarter of 2003
------------
was 30.3% while the effective rate for the same period in 2002 was not meaningful given the insignificant amount of pre-tax income (loss) from continuing operations in such period. The first quarter 2003 rate was lower than the statutory federal income tax rate of 35% largely due to the impact of tax credits, which was partially offset by the impact of state taxes.

Income (Loss) from Discontinued Operations - The 2003 decrease of $26.7
------------------------------------------
million in income from discontinued operations was largely due to the recording of after-tax valuation adjustments of $26.1 million to reflect updated estimates of the market value, less selling costs, of the $1 billion of assets classified as assets held for sale. Lower non-cash SFAS 133 income related to the valuation of electricity derivatives at Southern Hydro was offset by the impact of discontinuing depreciation, depletion and amortization of Alliant Energy's assets held for sale in 2003 and higher oil and gas prices at Whiting. Refer to Note 8 of Alliant Energy's "Notes to Consolidated Financial Statements" for further discussion of Alliant Energy's discontinued operations.

Cumulative Effect of Changes in Accounting Principles - In the first quarter
-----------------------------------------------------
of 2003, Alliant Energy recorded after-tax charges of $4 million and $2 million for the cumulative effect of changes in accounting principles related to the adoption on Jan. 1, 2003 of SFAS 143 and EITF Issue 02-3 within its oil and gas and Integrated Services businesses, respectively. The oil and gas business has been classified as held for sale as of Dec. 31, 2002 and March 31, 2003. Refer to Notes 11 and 12 of Alliant Energy's "Notes to Consolidated Financial Statements" for further information.

                          IP&L RESULTS OF OPERATIONS

Overview - First Quarter Results - Earnings available for common stock
--------------------------------
increased $9.6 million, primarily due to higher electric and gas margins and a lower effective income tax rate, partially offset by increased other operating expenses and preferred dividend requirements.

Electric Utility Margins - Electric margins and MWh sales for IP&L for the
------------------------
three months ended March 31 were as follows (in thousands):

                                           Revenues and Costs                          MWhs Sold
                                  --------------------------------------  -------------------------------------
                                      2003         2002        Change         2003         2002       Change
                                  --------------------------------------  -------------------------------------
Residential                           $89,700      $75,965      18%           1,156        1,023         13%
Commercial                             54,269       46,081      18%             858          788          9%
Industrial                             69,223       62,867      10%           1,847        1,834          1%
                                  ---------------------------             ---------------------------
   Total from ultimate customers      213,192      184,913      15%           3,861        3,645          6%
Sales for resale                       10,334        7,998      29%             303          309         (2%)
Other                                   6,803        6,092      12%              26           27         (4%)
                                  ---------------------------             ---------------------------
   Total revenues/sales               230,329      199,003      16%           4,190        3,981          5%
                                                                          ===========================
Electric production fuels expense      27,646       28,492      (3%)
Purchased-power expense                45,056       28,159      60%
                                  ---------------------------
   Margin                            $157,627     $142,352      11%
                                  ===========================

Electric margin increased $15.3 million, or 11%, primarily due to higher sales volumes, largely due to more favorable weather conditions in the first quarter of 2003 compared to the same period in 2002 as well as continued modest retail customer growth, and the impact of the interim retail rate increase effective July 2002.

Gas Utility Margins - Gas margins and Dth sales for IP&L for the three months
-------------------
ended March 31 were as follows (in thousands):

                                           Revenues and Costs                          Dths Sold
                                 ---------------------------------------- -------------------------------------
                                     2003          2002        Change         2003          2002      Change
                                 ---------------------------------------- -------------------------------------
Residential                         $78,210        $43,860       78%           9,445        7,938       19%
Commercial                           38,629         21,503       80%           5,264        4,496       17%
Industrial                            7,055          3,467      103%           1,090          884       23%
Transportation/other                  2,783          2,912       (4%)          8,343        7,926        5%
                                 ----------------------------             ----------------------------
   Total revenues/sales             126,677         71,742       77%          24,142       21,244       14%
                                                                          ============================
Cost of gas sold                     91,771         46,360       98%
                                 ----------------------------
   Margin                           $34,906        $25,382       38%
                                 ============================

Gas revenues and cost of gas sold increased significantly due to the large increase in natural gas prices from the first quarter of 2002. Such increases alone had no impact on IP&L's gas margin given its rate recovery mechanism for gas costs. Gas margin increased $9.5 million, or 38%, primarily due to the impact of the interim retail rate increase effective October 2002 and increased sales largely due to more favorable weather conditions.

Refer to "Rates and Regulatory Matters" for discussion of IP&L's electric and gas rate filings.

Other Operating Expenses - Other operation and maintenance expenses increased
------------------------
$3.9 million, primarily due to increased administrative and general and fossil generation expenses, partially offset by decreased energy delivery expenses.

Depreciation and amortization expense increased $4.2 million, primarily due to increased amortization of software and the impact of continued property additions.

Income Taxes - The effective income tax rates were 39.2% and 44.7% for the
------------
first quarter of 2003 and 2002, respectively. The decrease was primarily due to an increase in the Alliant Energy tax benefit allocated to IP&L pursuant to the provisions of PUHCA and decreases in property-related temporary differences for which deferred taxes were not provided pursuant to rate making principles.

Preferred Dividend Requirements - Preferred dividend requirements increased
-------------------------------
$2.5 million due to an increase in the principal amount of preferred stock outstanding and a higher dividend rate.

                          WP&L RESULTS OF OPERATIONS

Overview - First Quarter Results - Earnings available for common stock
--------------------------------
decreased $5.6 million, primarily due to increased operation and maintenance expenses and decreased electric margins, partially offset by higher gas margins and a lower effective income tax rate.

Electric Utility Margins - Electric margins and MWh sales for WP&L for the
------------------------
three months ended March 31 were as follows (in thousands):

                                           Revenues and Costs                          MWhs Sold
                                 ---------------------------------------  -------------------------------------
                                     2003          2002        Change         2003         2002       Change
                                 ---------------------------------------  ------------------------- -----------
Residential                          $76,448       $61,282       25%              914        851         7%
Commercial                            37,860        31,711       19%              530        507         5%
Industrial                            51,062        45,213       13%            1,048      1,012         4%
                                 ----------------------------             -------------------------
   Total from ultimate customers     165,370       138,206       20%            2,492      2,370         5%
Sales for resale                      40,907        28,412       44%            1,029        894        15%
Other                                  6,419         5,141       25%               24         17        41%
                                 ----------------------------             -------------------------
   Total revenues/sales              212,696       171,759       24%            3,545      3,281         8%
                                                                          =========================
Electric production fuels expense     38,214        30,269       26%
Purchased-power expense               84,259        44,177       91%
                                 ----------------------------
   Margin                            $90,223       $97,313       (7%)
                                 ============================

Electric margin decreased $7.1 million, or 7%, primarily due to higher purchased-power and fuel costs, partially offset by the implementation of rate increases in 2002 and higher sales volumes largely due to more favorable weather conditions in the first quarter of 2003 compared to the same period in 2002 as well as continued modest retail customer growth. WP&L continued to see improvements in the economy as evidenced by a 4% increase in sales to industrial customers in the first quarter of 2003 compared to the same period in 2002.

WP&L does not expect the significant under recovery of purchased-power and fuel costs it experienced in the first quarter of 2003 to continue throughout the remainder of 2003, due to new rates effective April 2003. In addition, under PSCW rules, WP&L can seek emergency rate increases if its annual purchased-power and fuel costs are more than 3% higher than the estimated costs used to establish rates. WP&L continues to monitor this issue closely.

Gas Utility Margins - Gas margins and Dth sales for WP&L for the three months
-------------------
ended March 31 were as follows (in thousands):

                                           Revenues and Costs                          Dths Sold
                                 ---------------------------------------  -------------------------------------
                                     2003           2002       Change        2003         2002       Change
                                 ---------------------------------------  -------------------------------------
Residential                         $70,734        $32,726       116%          6,498       5,481       19%
Commercial                           37,893         16,493       130%          4,001       3,334       20%
Industrial                            5,017          2,574        95%            575         585       (2%)
Transportation/other                 17,560          4,706       273%          6,389       4,888       31%
                                 -----------------------------            -------------------------
   Total revenues/sales             131,204         56,499       132%         17,463      14,288       22%
                                                                          =========================
Cost of gas sold                     96,554         37,396       158%
                                 -----------------------------
   Margin                           $34,650        $19,103        81%
                                 =============================

Gas revenues and cost of gas sold increased significantly due to the large increase in natural gas prices from the first quarter of 2002. Due to WP&L's rate recovery mechanism for gas costs, these increases alone had little impact on gas margin. Gas margin increased $15.5 million, or 81%, primarily due to the implementation of a rate increase in 2002, increased sales, which were largely due to more favorable weather conditions and continued modest retail customer growth, and improved results from WP&L's performance-based commodity cost recovery program.

Refer to "Rates and Regulatory Matters" for discussion of WP&L's electric and gas rate filings.

Other Operating Expenses - Other operation and maintenance expenses increased
------------------------
$14.6 million, primarily due to higher fossil and nuclear generation, energy conservation and employee benefits expenses. A significant portion of these cost increases are being recovered as a result of the rate increases implemented in 2002.

Depreciation and amortization expense remained virtually unchanged due to higher software amortizations, offset by decreased earnings on the nuclear decommissioning trust fund. The accounting for earnings on the nuclear decommissioning trust fund results in no net income impact. Interest income increases for earnings on the trust fund and the corresponding offset is recorded through depreciation expense.

Interest Expense and Other - Interest income decreased $4.7 million due to
--------------------------
decreased earnings on the nuclear decommissioning trust fund.

Income Taxes - The effective income tax rates were 27.3% and 37.4% for the
------------
first quarter of 2003 and 2002, respectively. The decrease was primarily due to an increase in the Alliant Energy tax benefit allocated to WP&L pursuant to the provisions of PUHCA.

                        LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Three-Month Periods - Selected information from Alliant
--------------------------------------
Energy's, IP&L's and WP&L's Consolidated Statements of Cash Flows for the three months ended March 31 was as follows (dollars in thousands):

                                   Alliant Energy                   IP&L                       WP&L
                               -----------------------     -----------------------    -----------------------
                                  2003        2002            2003        2002           2003        2002
Cash flows from (used for):    ----------- -----------     ----------- -----------    ----------- -----------
   Operating activities         $166,643    $145,973        $129,876     $75,969        $56,452     $90,857
   Financing activities          130,637      (8,986)         54,918     (30,154)       (28,849)    (47,639)
   Investing activities         (294,404)   (157,280)       (189,293)    (45,820)       (35,106)    (43,218)


Alliant Energy's cash flows from financing activities increased $140 million primarily due to net changes in the amount of debt issued and retired and lower common stock dividends due to the dividend reduction implemented in the first quarter of 2003; cash flows used for investing activities increased $137 million primarily due to the 2003 acquisition by Resources of a natural gas-fired power plant in Wisconsin. IP&L's cash flows from operating activities increased $54 million primarily due to changes in working capital; cash flows from financing activities increased $85 million primarily due to net changes in the amount of short-term debt issued and retired; and cash flows used for investing activities increased $143 million primarily due to increased construction and acquisition expenditures associated with the construction of the natural gas plant currently under construction in Iowa as part of its Power Iowa program. WP&L's cash flows from operating activities decreased $34 million primarily due to changes in working capital.

Common Equity - In November 2002, Alliant Energy announced its intentions to
-------------
raise approximately $200 million to $300 million of common equity in 2003, dependent on market conditions. The PSCW has indicated it will require an additional equity infusion of $200 million by Alliant Energy into WP&L by July 2003. The final PSCW order issued in April 2003 includes a customer refund provision if the timing and/or amount of the equity infusion differs from the assumptions included in the WP&L rate case.

Debt - Alliant Energy and its subsidiaries are party to various credit
----
facilities and other borrowing arrangements. The aggregate borrowing capacity under short-term credit agreements of Alliant Energy and its subsidiaries at March 31, 2003 was $845 million. At March 31, 2003, the total amount borrowed under these facilities was $402 million leaving unused capacity of $443 million. In addition, Resources had a $250 million standby credit facility at March 31, 2003. Borrowing capacity under this facility was reduced by approximately $170 million due to proceeds realized in April 2003 from Alliant Energy's sale of its Australian assets. There are no borrowings currently outstanding under such facility. Alliant Energy also had $27 million of short-term borrowings outstanding at March 31, 2003 related to various generation projects in China. Alliant Energy's, IP&L's and WP&L's credit facility agreements contain various covenants, including the following:

          Covenant Description                  Covenant Requirement        Status at March 31, 2003
------------------------------------------    -------------------------    ----------------------------
Alliant Energy:
   Consolidated debt-to-capital ratio *       Less than 65%                           60.8%
   Consolidated net worth *                   At least $1.4 billion               $1.8 billion
   EBITDA interest coverage ratio *           At least 2.5x                           3.5x
IP&L debt-to-capital ratio                    Less than 58%                           50.0%
WP&L debt-to-capital ratio                    Less than 58%                           40.9%


* In compliance with the agreements, results of discontinued operations have been included in the covenant calculations.

Alliant Energy is also subject to a PUHCA requirement whereby Alliant Energy's common equity balance must be at least 30% of its total consolidated capitalization, including short-term debt. Alliant Energy's common equity ratio as of March 31, 2003, as computed under such requirement, was 35.2%.

Information regarding commercial paper and bank facility borrowings at March 31, 2003 was as follows (dollars in millions):

                                              Alliant Energy (Parent)          IP&L               WP&L
                                              ------------------------  ------------------- ------------------
Commercial paper outstanding                           $35.0                  $75.5               $56.5
Weighted average maturity
   of commercial paper                                 1 day                  5 days             15 days
Discount rates on commercial paper                     2.0%                 1.45-1.60%         1.36-1.50%
Bank facility borrowings                              $235.0                    --                 --
Interest rates on bank facility borrowings          4.56-5.00%                  --                 --


Off-Balance Sheet Arrangements - A summary of Alliant Energy's off-balance
------------------------------
sheet arrangements is included in the Form 10-K filed by Alliant Energy, IP&L and WP&L for the year ended Dec. 31, 2002. Alliant Energy's off-balance sheet arrangements have not changed materially from those reported in the 2002 Form 10-K.

Environmental - A summary of Alliant Energy's environmental matters is
-------------
included in the Form 10-K filed by Alliant Energy, IP&L and WP&L for the year ended Dec. 31, 2002. Alliant Energy's environmental matters have not changed materially from those reported in the 2002 Form 10-K.

Construction and Acquisition Expenditures - In February 2003, Resources
-----------------------------------------
announced the purchase of a 309-MW, non-regulated, natural gas-fired power plant in Wisconsin for $109 million, which Resources financed with a $73 million 8-year secured credit facility ($60 million of borrowings were outstanding at March 31, 2003), which is non-recourse to Alliant Energy. The entire power output of the facility is sold under contract to Milwaukee-based We Energies through June 2008.

                                 OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy's primary
-----------------------------------------------
market risk exposures are associated with interest rates, commodity prices, equity prices and currency exchange rates. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. A summary of Alliant Energy's market risks is included in the Form 10-K filed by Alliant Energy, IP&L and WP&L for the year ended Dec. 31, 2002. Alliant Energy's market risks have not changed materially from those reported in the 2002 Form 10-K, except as described below.

Currency Risk - Alliant Energy has investments in various countries where the net investments are not hedged, including Brazil, China and New Zealand. As a result, these investments are subject to currency exchange risk with fluctuations in currency exchange rates. At March 31, 2003, Alliant Energy had a cumulative foreign currency translation loss, net of any tax benefits realized, of $136 million, which related to decreases in value of the Brazil real of $135 million and New Zealand dollar of $6 million and an increase in the value of the Australian dollar of $5 million, all in relation to the U.S. dollar. This loss is recorded in "Accumulated other comprehensive loss" on Alliant Energy's Consolidated Balance Sheets. Based on Alliant Energy's investments at March 31, 2003, a 10% sustained increase/decrease over the next 12 months in the foreign exchange rates of Brazil, China and New Zealand would result in a corresponding increase/decrease in the cumulative foreign currency translation loss of $48 million. Alliant Energy's equity income
(loss) from its foreign investments is also impacted by fluctuations in currency exchange rates. In addition, Alliant Energy has currency exchange risk associated with the debt issued to finance a thermal plant constructed by Alliant Energy and its Brazilian partners. For the three months ended March 31, 2003, Alliant Energy recorded pre-tax income of $0.5 million related to its share of the foreign currency transaction gains/losses on such debt. Based on the loan balance and currency rates at March 31, 2003, a 10% change in the currency rates would result in a $2.8 million pre-tax increase/decrease in net income.

Accounting Pronouncements - In April 2003, the FASB issued SFAS 149,
-------------------------
"Amendment of SFAS 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows, as well as amending certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain implementation issues and certain provisions of forward purchase and sale contracts and for hedging relationships designated after June 30, 2003. Alliant Energy is in the process of evaluating the potential impacts of SFAS 149.

Critical Accounting Policies - A summary of Alliant Energy's critical
----------------------------
accounting policies is included in the Form 10-K filed by Alliant Energy, IP&L and WP&L for the year ended Dec. 31, 2002. Alliant Energy's critical accounting policies have not changed materially from those reported in the 2002 Form 10-K.

Other Future Considerations - In addition to items discussed earlier in MD&A,
---------------------------
the following items could impact Alliant Energy's future financial condition or results of operations:

IP&L appealed to the Iowa State Board of Tax Review, an agency of the State of Iowa, regarding assessments of Iowa property tax made by the Director of the Iowa Department of Revenue and Finance. The appeals involved assessments for the years 1994 through 1998 and sought reduction of the assessments reflecting the true value of the operating property of the companies. In April 2003, IP&L settled this matter with the Iowa Department of Revenue and Finance. IP&L will receive a refund of $9 million for prior taxes paid. The refund will be realized by future credits to property taxes resulting in pre-tax reductions in property tax expense of $4.5 million, $3.0 million and $1.5 million in 2003, 2004 and 2005, respectively. In addition, IP&L's property tax liability on a going forward basis will be reduced by approximately $2.1 million annually, also beginning in September 2003.

Alliant Energy holds unconsolidated investments in certain Brazilian electric utility companies. The Brazilian utilities are negotiating with creditors to restructure and convert up to $180 million (of which approximately $50 million is due in June 2003), as converted from local currency to U.S. dollars, of short-term and long-term debt currently outstanding into new long-term debentures and other longer term debt. In April 2003, Standard and Poor's issued a rating on the debentures of 'brBBB+' with a negative outlook. Following completion of the negotiations, the proposed refinancing would be subject to approval by the shareowners of the Brazilian utilities which is expected in the near term. The refinancing is also subject to other approvals in the ordinary course and final closing that are currently expected to be complete in June 2003. If the refinancing is not completed as anticipated and the Brazilian utilities are unable to extend or repay certain obligations outstanding, then the liquidity position of the Brazilian utilities may be significantly adversely affected. In such an event, Alliant Energy is not required to invest any additional capital in Brazil but it could lead to material asset valuation charges as relates to Alliant Energy's investments in its Brazilian utilities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported under
Item 2 MD&A "Other Matters - Market Risk Sensitive Instruments and
Positions."

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing this Quarterly Report on Form 10-Q, Alliant Energy, IP&L and WP&L carried out evaluations, under the supervision and with the participation of their management, including their Chief Executive Officer, Chief Financial Officer and Disclosure Committee, of the effectiveness of the design and operation of Alliant Energy's, IP&L's and WP&L's disclosure controls and procedures pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on those evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy's, IP&L's and WP&L's disclosure controls and procedures were effective as of the date of such evaluation.

There have been no significant changes in Alliant Energy's, IP&L's and WP&L's internal controls, or in other factors that could significantly affect internal controls, subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Alliant Energy
On April 17, 2003, a purported class action shareowner lawsuit was filed against Alliant Energy, Erroll B. Davis, Jr., Thomas M. Walker and John E. Kratchmer in the U.S. District Court for the Western District of Wisconsin as Case No. 03-C-0191. Substantially similar cases were filed in the same court on April 29, 2003 as Case No. 03-C-218-S and on May 14, 2003 as Case No. 03-C-
242. Alliant Energy expects that these cases and any additional similar cases will be consolidated into one action. The actions were allegedly brought on behalf of purchasers of Alliant Energy securities from Jan. 29, 2002 through July 18, 2002. The complaints allege that the defendants made false and misleading statements relating to Alliant Energy's expected performance of its various non-regulated businesses. Alliant Energy believes these actions are without merit and intends to defend them vigorously, but cannot predict the outcome at this time.

IP&L
IP&L appealed to the Iowa State Board of Tax Review, an agency of the State of Iowa, regarding assessments of Iowa property tax made by the Director of the Iowa Department of Revenue and Finance. The appeals involved assessments for the years 1994 through 1998 and sought reduction of the assessments reflecting the true value of the operating property of the companies. In April 2003, IP&L settled this matter with the Iowa Department of Revenue and Finance. IP&L will receive a refund of $9 million for prior taxes paid. The refund will be realized by future credits to property taxes resulting in pre-tax reductions in property tax expense of $4.5 million, $3.0 million and $1.5 million in 2003, 2004 and 2005, respectively. In addition, IP&L's property tax liability on a going forward basis will be reduced by approximately $2.1 million annually, also beginning in September 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:  The following Exhibits are filed herewith or incorporated by
    ---------
    reference.

   10.1 Key Executive Employment and Severance Agreement, dated April 11, 2003, by and between Alliant Energy and each of J.E. Kratchmer and B.A. Siehr (incorporated by reference to Exhibit 10.4 to Alliant Energy's Form 10-Q for the quarter ended March 31, 1999)

   99.1 Written Statement of the Chairman, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 for Alliant Energy

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

   99.4 Written Statement of the Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for IP&L

   99.5 Written Statement of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 for WP&L

   99.6 Written Statement of the Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for WP&L

(b) Reports on Form 8-K:
    --------------------

   Alliant Energy
   Alliant Energy filed a Current Report on Form 8-K, dated Feb. 4, 2003, reporting (under Item 9) that it issued a press release announcing its earnings for the fourth quarter and year ended Dec. 31, 2002.

   IP&L - None.

   WP&L - None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May 2003.

ALLIANT ENERGY CORPORATION
--------------------------
Registrant

By: /s/ John E. Kratchmer                   Vice President-Controller and Chief Accounting Officer
-------------------------
John E. Kratchmer                              (Principal Accounting Officer and Authorized Signatory)


INTERSTATE POWER AND LIGHT COMPANY
----------------------------------
Registrant

By: /s/ John E. Kratchmer                   Vice President-Controller and Chief Accounting Officer
-------------------------
John E. Kratchmer                              (Principal Accounting Officer and Authorized Signatory)


WISCONSIN POWER AND LIGHT COMPANY
---------------------------------
Registrant

By: /s/ John E. Kratchmer                   Vice President-Controller and Chief Accounting Officer
-------------------------
John E. Kratchmer                              (Principal Accounting Officer and Authorized Signatory)


                                CERTIFICATIONS

I, Erroll B. Davis, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Alliant Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  May 15, 2003

                                               /s/ Erroll B. Davis, Jr.
                                               ------------------------
                                                 Erroll B. Davis, Jr.
                                                Chairman, President and
                                                Chief Executive Officer

I, Thomas M. Walker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Alliant Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  May 15, 2003

                                                 /s/ Thomas M. Walker
                                                 --------------------
                                                   Thomas M. Walker
                                             Executive Vice President and
                                                Chief Financial Officer

I, Erroll B. Davis, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Interstate Power and Light Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  May 15, 2003

                                               /s/ Erroll B. Davis, Jr.
                                               ------------------------
                                                 Erroll B. Davis, Jr.
                                         Chairman and Chief Executive Officer

I, Thomas M. Walker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Interstate Power and Light Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  May 15, 2003

                                                 /s/ Thomas M. Walker
                                                 --------------------
                                                   Thomas M. Walker
                                             Executive Vice President and
                                                Chief Financial Officer

I, Erroll B. Davis, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wisconsin Power and Light Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  May 15, 2003

                                               /s/ Erroll B. Davis, Jr.
                                               ------------------------
                                                 Erroll B. Davis, Jr.
                                         Chairman and Chief Executive Officer

I, Thomas M. Walker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wisconsin Power and Light Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  May 15, 2003

                                                 /s/ Thomas M. Walker
                                                 --------------------
                                                   Thomas M. Walker
                                             Executive Vice President and
                                                Chief Financial Officer