Form 10-Q
period 2003-06-30
INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2003-08-14
CIK 52485, 107832, 352541

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2003
                                     -------------

                                      or

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

Number of shares outstanding of each class of common stock as of July 31, 2003:

Alliant Energy Corporation                 Common stock, $0.01 par value, 110,393,323 shares outstanding

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

                                                 TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
Part I.         Financial Information                                                                  3

     Item 1.    Consolidated Financial Statements                                                      3

                Alliant Energy Corporation:
                ---------------------------
                Consolidated Statements of Income for the Three and Six Months Ended
                     June 30, 2003 and 2002                                                            3
                Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002                  4
                Consolidated Statements of Cash Flows for the Six Months Ended
                     June 30, 2003 and 2002                                                            6
                Notes to Consolidated Financial Statements                                             7

                Interstate Power and Light Company:
                -----------------------------------
                Consolidated Statements of Income for the Three and Six Months Ended
                     June 30, 2003 and 2002                                                           18
                Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002                 19
                Consolidated Statements of Cash Flows for the Six Months Ended
                     June 30, 2003 and 2002                                                           21
                Notes to Consolidated Financial Statements                                            22

                Wisconsin Power and Light Company:
                ----------------------------------
                Consolidated Statements of Income for the Three and Six Months Ended
                     June 30, 2003 and 2002                                                           23
                Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002                 24
                Consolidated Statements of Cash Flows for the Six Months Ended
                     June 30, 2003 and 2002                                                           26
                Notes to Consolidated Financial Statements                                            27

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                            29

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk                            45

     Item 4.    Controls and Procedures                                                               45

Part II.        Other Information                                                                     45

     Item 1.    Legal Proceedings                                                                     45

     Item 4.    Submission of Matters to a Vote of Security Holders                                   46

     Item 6.    Exhibits and Reports on Form 8-K                                                      47

                Signatures                                                                            48

                                DEFINITIONS

Certain abbreviations or acronyms used in the text and notes of this combined Form 10-Q are defined below:
Abbreviation or Acronym                       Definition
-----------------------                       ----------
AFUDC.......................................  Allowance for Funds Used During Construction
Alliant Energy..............................  Alliant Energy Corporation
ARO.........................................  Asset Retirement Obligation
ATC.........................................  American Transmission Company LLC
Capstone....................................  Capstone Turbine Corporation
Corporate Services..........................  Alliant Energy Corporate Services, Inc.
DAEC........................................  Duane Arnold Energy Center
Dth.........................................  Dekatherm
EBITDA......................................  Earnings Before Interest, Taxes, Depreciation and Amortization
EITF........................................  Emerging Issues Task Force
EITF Issue 02-3.............................  Issues Related to Accounting for Contracts Involved in Energy
                                              Trading and Risk Management Activities
EITF Issue 98-10............................  Accounting for Contracts Involved in Energy Trading and Risk
                                              Management Activities
Enermetrix..................................  Enermetrix, Inc.
EPS.........................................  Earnings Per Average Common Share
FASB........................................  Financial Accounting Standards Board
FIN.........................................  FASB Interpretation No.
FIN 46......................................  Consolidation of Variable Interest Entities
GAAP........................................  Accounting Principles Generally Accepted in the U.S.
IP&L........................................  Interstate Power and Light Company
IPO.........................................  Initial Public Offering
IRS.........................................  Internal Revenue Service
ISO.........................................  Independent System Operator
IUB.........................................  Iowa Utilities Board
Kewaunee....................................  Kewaunee Nuclear Power Plant
KV..........................................  Kilovolt
McLeod......................................  McLeodUSA Incorporated
MD&A........................................  Management's Discussion and Analysis of Financial Condition and
                                              Results of Operations
Meridian....................................  Meridian Energy Limited
MW..........................................  Megawatt
MWh.........................................  Megawatt-hour
NG Energy...................................  NG Energy Trading, LLC
PSCW........................................  Public Service Commission of Wisconsin
PUHCA.......................................  Public Utility Holding Company Act of 1935
Resources...................................  Alliant Energy Resources, Inc.
SEC.........................................  Securities and Exchange Commission
SFAS........................................  Statement of Financial Accounting Standards
SFAS 115....................................  Accounting for Certain Investments in Debt and Equity Securities
SFAS 133....................................  Accounting for Derivative Instruments and Hedging Activities
SFAS 143....................................  Accounting for Asset Retirement Obligations
SmartEnergy.................................  SmartEnergy, Inc.
South Beloit................................  South Beloit Water, Gas and Electric Company
Southern Hydro..............................  Southern Hydro Partnership
Synfuel.....................................  Alliant Energy Synfuel LLC
TBD.........................................  To Be Determined
TRANSLink...................................  TRANSLink Transmission Company LLC
U.S. .......................................  United States of America
Whiting.....................................  Whiting Petroleum Corporation
WP&L........................................  Wisconsin Power and Light Company
WUHCA.......................................  Wisconsin Utility Holding Company Act


                                                 PART I. FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
                                                  ALLIANT ENERGY CORPORATION
                                         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                      For the Three Months                For the Six Months
                                                                          Ended June 30,                     Ended June 30,
                                                                     2003             2002              2003             2002
----------------------------------------------------------------------------------------------------------------------------------
                                                                               (in thousands, except per share amounts)
Operating revenues:
  Electric utility                                                   $444,108         $412,650          $887,133         $783,412
  Gas utility                                                          76,392           65,366           334,273          193,607
  Non-regulated and other                                             125,792           66,444           320,676          138,877
                                                                 -------------    -------------     -------------    -------------
                                                                      646,292          544,460         1,542,082        1,115,896
                                                                 -------------    -------------     -------------    -------------
----------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                  87,228           75,148           159,643          137,758
  Purchased power                                                      88,053           91,496           218,432          163,833
  Cost of utility gas sold                                             49,744           38,719           238,069          122,475
  Other operation and maintenance                                     265,555          182,936           582,510          368,468
  Depreciation and amortization                                        77,985           70,566           157,584          146,115
  Taxes other than income taxes                                        20,785           25,194            46,861           52,982
                                                                 -------------    -------------     -------------    -------------
                                                                      589,350          484,059         1,403,099          991,631
                                                                 -------------    -------------     -------------    -------------
----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                       56,942           60,401           138,983          124,265
                                                                 -------------    -------------     -------------    -------------
----------------------------------------------------------------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                     56,198           46,036           111,712           90,523
  Interest income from loans to discontinued operations, net              (27)          (4,234)           (3,281)          (7,600)
  Equity (income) loss from unconsolidated investments                 (9,237)           6,809            (4,983)           3,596
  Allowance for funds used during construction                         (4,572)          (1,696)           (8,433)          (3,350)
  Preferred dividend requirements of subsidiaries                       3,968            1,682             8,126            3,364
  Impairment of available-for-sale securities of McLeodUSA Inc.             -            6,044                 -           27,218
  Miscellaneous, net                                                   (7,334)           7,402            (4,919)          17,006
                                                                 -------------    -------------     -------------    -------------
                                                                       38,996           62,043            98,222          130,757
                                                                 -------------    -------------     -------------    -------------
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes           17,946           (1,642)           40,761           (6,492)
                                                                 -------------    -------------     -------------    -------------
----------------------------------------------------------------------------------------------------------------------------------
Income taxes                                                            6,217            3,866            14,393            6,807
                                                                 -------------    -------------     -------------    -------------
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                               11,729           (5,508)           26,368          (13,299)
                                                                 -------------    -------------     -------------    -------------
----------------------------------------------------------------------------------------------------------------------------------
Income from discontinued operations, net of tax (Note 8)               20,425           11,823            11,291           29,357
                                                                 -------------    -------------     -------------    -------------
----------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of changes in
      accounting principles, net of tax                                32,154            6,315            37,659           16,058
                                                                 -------------    -------------     -------------    -------------
----------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of changes in accounting principles, net of tax           -                -            (5,983)               -
                                                                 -------------    -------------     -------------    -------------
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                            $32,154           $6,315           $31,676          $16,058
                                                                 =============    =============     =============    =============
----------------------------------------------------------------------------------------------------------------------------------
Average number of common shares outstanding (diluted)                  93,022           90,553            92,780           90,304
                                                                 =============    =============     =============    =============
----------------------------------------------------------------------------------------------------------------------------------
Earnings per average common share (basic and diluted):
   Income (loss) from continuing operations                             $0.13           ($0.06)            $0.28           ($0.15)
   Income from discontinued operations                                   0.22             0.13              0.12             0.33
   Cumulative effect of changes in accounting principles                    -                -             (0.06)               -
                                                                 -------------    -------------     -------------    -------------
   Net income                                                           $0.35            $0.07             $0.34            $0.18
                                                                 =============    =============     =============    =============
----------------------------------------------------------------------------------------------------------------------------------
Dividends declared per common share                                     $0.25            $0.50             $0.50            $1.00
                                                                 =============    =============     =============    =============
----------------------------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                          ALLIANT ENERGY CORPORATION
                                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                               June 30,          December 31,
ASSETS                                                                           2003                2002
----------------------------------------------------------------------------------------------------------------
                                                                                       (in thousands)
Property, plant and equipment:
  Utility:
    Electric plant in service                                                    $5,513,787          $5,295,381
    Gas plant in service                                                            628,651             613,122
    Other plant in service                                                          549,774             530,456
    Accumulated depreciation                                                     (3,439,286)         (3,573,407)
                                                                           -----------------    ----------------
      Net plant                                                                   3,252,926           2,865,552
    Construction work in progress:
      Power Iowa generating facility                                                186,277              10,651
      Other                                                                         238,141             252,445
    Other, net                                                                       64,720              68,340
                                                                           -----------------    ----------------
          Total utility                                                           3,742,064           3,196,988
                                                                           -----------------    ----------------
  Non-regulated and other, net:
    Non-regulated generation                                                        209,326             156,699
    International                                                                   197,285             171,179
    Integrated Services                                                              69,762              73,983
    Investments                                                                      53,522              54,303
    Corporate Services and other                                                     69,978              75,282
                                                                           -----------------    ----------------
          Total non-regulated and other                                             599,873             531,446
                                                                           -----------------    ----------------
                                                                                  4,341,937           3,728,434
                                                                           -----------------    ----------------
----------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                                                67,236              62,859
  Restricted cash                                                                     9,191               9,610
  Accounts receivable:
    Customer, less allowance for doubtful accounts of $5,051 and $4,364              57,728              69,413
    Unbilled utility revenues                                                        16,316              50,624
    Other, less allowance for doubtful accounts of $750 and $845                     68,025              60,107
  Income tax refunds receivable                                                     143,802              97,469
  Production fuel, at average cost                                                   57,541              63,126
  Materials and supplies, at average cost                                            66,861              58,603
  Gas stored underground, at average cost                                            46,656              62,797
  Regulatory assets                                                                  59,731              46,076
  Assets of discontinued operations (Note 8)                                        633,840             969,291
  Other                                                                              68,099              74,314
                                                                           -----------------    ----------------
                                                                                  1,295,026           1,624,289
                                                                           -----------------    ----------------
----------------------------------------------------------------------------------------------------------------
Investments:
  Investments in unconsolidated foreign entities                                    446,338             373,816
  Nuclear decommissioning trust funds                                               367,004             344,892
  Investment in ATC and other                                                       230,204             217,992
                                                                           -----------------    ----------------
                                                                                  1,043,546             936,700
                                                                           -----------------    ----------------
----------------------------------------------------------------------------------------------------------------
Other assets:
  Regulatory assets                                                                 337,573             302,365
  Deferred charges and other                                                        365,453             409,607
                                                                           -----------------    ----------------
                                                                                    703,026             711,972
                                                                           -----------------    ----------------
----------------------------------------------------------------------------------------------------------------
Total assets                                                                     $7,383,535          $7,001,395
                                                                           =================    ================
----------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                             ALLIANT ENERGY CORPORATION
                                CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

                                                                               June 30,             December 31,
CAPITALIZATION AND LIABILITIES                                                   2003                   2002
---------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands, except share amounts)
Capitalization:
  Common stock - $0.01 par value - authorized 200,000,000 shares;
    outstanding 93,076,105 and 92,304,220 shares                                         $931                   $923
  Additional paid-in capital                                                        1,308,190              1,293,919
  Retained earnings                                                                   743,698                758,187
  Accumulated other comprehensive loss                                               (133,931)              (209,943)
  Shares in deferred compensation trust - 256,228 and 239,467 shares
    at an average cost of $28.03 and $28.80 per share                                  (7,181)                (6,896)
                                                                          --------------------   --------------------
       Total common equity                                                          1,911,707              1,836,190
                                                                          --------------------   --------------------

  Cumulative preferred stock of subsidiaries, net                                     205,063                205,063
  Long-term debt (excluding current portion)                                        2,388,437              2,609,803
                                                                          --------------------   --------------------
                                                                                    4,505,207              4,651,056
                                                                          --------------------   --------------------

---------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                 70,839                 46,591
  Variable rate demand bonds                                                           55,100                 55,100
  Commercial paper                                                                    316,400                195,500
  Other short-term borrowings                                                          24,004                113,721
  Accounts payable                                                                    247,393                282,855
  Accrued taxes                                                                       126,187                105,521
  Liabilities of discontinued operations (Note 8)                                     204,671                138,251
  Other                                                                               200,522                184,771
                                                                          --------------------   --------------------
                                                                                    1,245,116              1,122,310
                                                                          --------------------   --------------------

---------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   663,238                630,625
  Accumulated deferred investment tax credits                                          51,811                 54,375
  Asset retirement obligations (Note 11)                                              368,040                      -
  Pension and other benefit obligations                                               197,776                181,010
  Environmental liabilities                                                            41,953                 48,730
  Other                                                                               264,595                269,864
                                                                          --------------------   --------------------
                                                                                    1,587,413              1,184,604
                                                                          --------------------   --------------------

---------------------------------------------------------------------------------------------------------------------

Minority interest                                                                      45,799                 43,425
                                                                          --------------------   --------------------

---------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                               $7,383,535             $7,001,395
                                                                          ====================   ====================

---------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                             ALLIANT ENERGY CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    For the Six Months Ended June 30,
                                                                                      2003                 2002
----------------------------------------------------------------------------------------------------------------------
                                                                                              (in thousands)
Cash flows from operating activities:
  Net income                                                                              $31,676             $16,058
  Adjustments to reconcile net income to net cash flows from operating activities:
    Income from discontinued operations, net of tax                                       (11,291)            (29,357)
    Depreciation and amortization                                                         157,584             146,115
    Other amortizations                                                                    33,288              21,938
    Deferred tax expense (benefit) and investment tax (credits)                            30,869             (20,634)
    Equity loss (income) from unconsolidated investments, net                              (4,983)              3,596
    Distributions from equity method investments                                            6,942              11,812
    Non-cash valuation (income) charges                                                      (577)             52,641
    Refueling outage provision                                                            (11,391)              3,972
    Cumulative effect of changes in accounting principles, net of tax                       5,983                   -
    Other                                                                                 (14,198)            (14,213)
  Other changes in assets and liabilities:
    Accounts receivable                                                                    38,075              34,397
    Income tax refunds receivable                                                         (46,333)            (27,515)
    Gas stored underground                                                                 16,141              15,891
    Accounts payable                                                                      (42,348)             (5,747)
    Accrued taxes                                                                          20,666              14,167
    Other                                                                                  10,617              39,209
                                                                                ------------------   -----------------
       Net cash flows from operating activities                                           220,720             262,330
                                                                                ------------------   -----------------
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Common stock dividends                                                                (46,165)            (89,891)
    Proceeds from issuance of common stock                                                 13,005              28,711
    Net change in Resources' credit facility                                                    -             192,761
    Proceeds from issuance of other long-term debt                                         60,000                   -
    Reductions in other long-term debt                                                     (3,740)            (14,090)
    Net change in commercial paper and other short-term borrowings                         31,183              31,484
    Net change in loans to discontinued operations                                        (25,181)           (112,601)
    Other                                                                                 (19,746)             (8,773)
                                                                                ------------------   -----------------
       Net cash flows from financing activities                                             9,356              27,601
                                                                                ------------------   -----------------
----------------------------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
    Construction and acquisition expenditures:
       Regulated domestic utilities                                                      (263,000)           (173,774)
       Non-regulated businesses                                                          (212,305)           (113,406)
       Corporate Services and other                                                        (2,742)            (16,903)
    Nuclear decommissioning trust funds                                                    (6,911)            (17,658)
    Proceeds from asset dispositions                                                      244,220               1,722
    Other                                                                                  15,039              12,995
                                                                                ------------------   -----------------
       Net cash flows used for investing activities                                      (225,699)           (307,024)
                                                                                ------------------   -----------------
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and temporary cash investments                              4,377             (17,093)
                                                                                ------------------   -----------------
----------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                                 62,859              67,886
                                                                                ------------------   -----------------
----------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                                      $67,236             $50,793
                                                                                ==================   =================
----------------------------------------------------------------------------------------------------------------------
Supplemental cash flows information:
    Cash paid during the period for:
       Interest                                                                           $96,842             $89,128
                                                                                ==================   =================
       Income taxes, net of refunds                                                       $28,224              $5,879
                                                                                ==================   =================
    Noncash investing and financing activities:
      Debt extinguished directly by sale of Australian business                         $127,595                  $-
                                                                                ==================   =================
      Capital lease obligations incurred                                                  $2,377                $473
                                                                                ==================   =================
 ----------------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           ALLIANT ENERGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The interim consolidated financial statements included herein have been prepared by Alliant Energy, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include Alliant Energy and its consolidated subsidiaries (including IP&L, WP&L, Resources and Corporate Services). These financial statements should be read in conjunction with the financial statements and the notes thereto included in Alliant Energy's Current Report on Form 8-K, dated June 4, 2003, and IP&L's and WP&L's latest Annual Report on Form 10-K.

   In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and six months ended June 30, 2003 and 2002, (b) the consolidated financial position at June 30, 2003 and Dec. 31, 2002, and (c) the consolidated statement of cash flows for the six months ended June 30, 2003 and 2002, have been made. Because of the seasonal nature of Alliant Energy's utility operations, results for the three and six months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2003. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation.

2. Alliant Energy's comprehensive income (loss), and the components of other comprehensive income (loss), net of taxes, for the three and six months ended June 30 were as follows (in thousands):

                                                                           Three Months                         Six Months
                                                                  ------------------------------   --------------------------------
                                                                       2003            2002             2003              2002
                                                                  -------------   --------------   --------------   ---------------
Net income                                                            $32,154          $6,315           $31,676          $16,058
       Unrealized holding gains (losses) on securities, net of tax      4,362          (4,810)            3,405          (10,160)
       Less:  reclassification adjustment for gains (losses)
         included in net income, net of tax (1)                         1,003          (3,538)            1,003          (19,723)
                                                                  -------------   --------------   --------------   ---------------
     Net unrealized gains (losses) on securities                        3,359          (1,272)            2,402            9,563
                                                                  -------------   --------------   --------------   ---------------
     Foreign currency translation adjustments, net of tax              41,274         (50,257)           69,506          (43,385)
                                                                  -------------   --------------   --------------   ---------------
       Unrealized holding gains (losses) on qualifying
         derivatives, net of tax                                          394            (631)           (4,880)             (66)
       Less:  reclassification adjustment for gains (losses)
         included in net income, net of tax                            (2,972)           (651)           (8,984)           3,406
                                                                  -------------   --------------   --------------   ---------------
     Net unrealized gains (losses) on qualifying derivatives            3,366              20             4,104           (3,472)
                                                                  -------------   --------------   --------------   ---------------
  Other comprehensive income (loss)                                    47,999         (51,509)           76,012          (37,294)
                                                                  -------------   --------------   --------------   ---------------
Comprehensive income (loss)                                           $80,153        ($45,194)         $107,688         ($21,236)
                                                                  =============   ==============   ==============   ===============

(1) The three- and six-month 2002 earnings include after-tax losses of $3.5/$16.5 million and $0/$3.2 million related to asset valuation charges for Alliant Energy's McLeod (available-for-sale securities) and Capstone investments, respectively.

3. Certain financial information relating to Alliant Energy's significant business segments is presented below. Intersegment revenues were not material to Alliant Energy's operations.


                                       Regulated Domestic Utilities                Non-regulated Businesses                Alliant
                                   --------------------------------------- ----------------------------------              Energy
                                   Electric    Gas      Other       Total   International  Other       Total     Other  Consolidated
                                   -------------------------------------------------------------------------------------------------
                                                                            (in thousands)
Three Months Ended June 30, 2003
--------------------------------
Operating revenues                 $444,108  $76,392    $9,664    $530,164    $26,671     $90,931    $117,602   ($1,474)   $646,292
Operating income (loss)              63,242   (6,865)    1,945      58,322      3,788      (4,775)       (987)     (393)     56,942
Income (loss) from continuing
  operations                                                        22,639      2,048      (4,252)     (2,204)   (8,706)     11,729
Income (loss) from discontinued
  operations, net of tax                                                --     40,292     (19,867)     20,425       --       20,425
Net income (loss)                                                   22,639     42,340     (24,119)     18,221    (8,706)     32,154

Three Months Ended June 30, 2002
--------------------------------
Operating revenues                 $412,650  $65,366    $8,728    $486,744    $23,693     $35,903     $59,596   ($1,880)   $544,460
Operating income (loss)              61,941     (783)    1,597      62,755        561      (2,896)     (2,335)      (19)     60,401
Income (loss) from continuing
  operations                                                        26,930    (15,186)    (10,383)    (25,569)   (6,869)     (5,508)
Income from discontinued
  operations, net of tax                                                --      6,866       4,957      11,823       --       11,823
Net income (loss)                                                   26,930     (8,320)     (5,426)    (13,746)   (6,869)      6,315

Six Months Ended June 30, 2003
------------------------------
Operating revenues                 $887,133 $334,273   $20,523  $1,241,929    $55,142    $248,013    $303,155   ($3,002) $1,542,082
Operating income (loss)              99,996   28,189     3,395     131,580      9,571      (2,116)      7,455       (52)    138,983
Income (loss) from continuing
  operations                                                        53,610     (6,338)     (6,537)    (12,875)  (14,367)     26,368
Income (loss) from discontinued
  operations, net of tax                                                --     44,658     (33,367)     11,291       --       11,291
Cumulative effect of changes in
  accounting principles, net of tax                                     --         --      (5,983)     (5,983)      --       (5,983)
Net income (loss)                                                   53,610     38,320     (45,887)     (7,567)  (14,367)     31,676

Six Months Ended June 30, 2002
------------------------------
Operating revenues                 $783,412 $193,607   $18,068    $995,087    $49,424     $74,634    $124,058   ($3,249) $1,115,896
Operating income (loss)             108,348   12,645     4,056     125,049      3,011      (3,592)       (581)     (203)    124,265
Income (loss) from continuing
  operations                                                        53,907    (23,380)    (34,824)    (58,204)   (9,002)    (13,299)
Income from discontinued
  operations, net of tax                                                --     23,551       5,806      29,357       --       29,357
Net income (loss)                                                   53,907        171     (29,018)    (28,847)   (9,002)     16,058


4. The provisions for income taxes for earnings from continuing operations are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes, the impact of foreign income and associated taxes, tax credits, effects of utility rate making and certain non-deductible expenses.

5. Alliant Energy utilizes derivative instruments to manage its exposures to various market risks as described in Alliant Energy's Current Report on Form 8-K, dated June 4, 2003, and IP&L's and WP&L's Annual Report on Form 10-K for the year ended Dec. 31, 2002. The following information supplements, and should be read in conjunction with, Note 10(a) in Alliant Energy's "Notes to Consolidated Financial Statements" in the Form 8-K, dated June 4, 2003.

   For the six months ended June 30, 2003, no income or loss was recognized in connection with hedge ineffectiveness in accordance with SFAS 133. At June 30, 2003, the maximum length of time over which Alliant Energy hedged its exposure to the variability in future cash flows for forecasted transactions was 14 months (six months for discontinued operations) and Alliant Energy estimates that income of $0.1 million (including losses of $0.8 million for discontinued operations) will be reclassified from accumulated other comprehensive loss into earnings within the twelve months between July 1, 2003 and June 30, 2004 as the hedged transactions affect earnings.

6. A reconciliation of the weighted average common shares outstanding used in the basic and diluted EPS calculation for the three and six months ended June 30 was as follows:

                                                                Three Months                        Six Months
                                                        ------------------------------     ------------------------------
                                                            2003             2002              2003             2002
                                                        -------------    -------------     -------------    -------------
    Weighted average common shares outstanding:
         Basic EPS calculation                            92,911,219       90,470,080          92,711,140       90,217,146
         Effect of dilutive securities                       110,661           82,978              68,987           86,395
         Diluted EPS calculation                          93,021,880       90,553,058          92,780,127       90,303,541

   Options to purchase shares of common stock were excluded from the calculation of diluted EPS as the exercise prices were greater than the average market price for the three and six months ended June 30 as follows:

                                                                Three Months                        Six Months
                                                        ------------------------------     ------------------------------
                                                            2003             2002              2003             2002
                                                        -------------    -------------     -------------    -------------
    Options to purchase shares of common stock            3,552,262        3,830,442         4,175,799        2,830,765
    Average exercise price                                   $29.47           $29.50            $28.03           $29.94

   The effect on net income and EPS for the three and six months ended June 30 if Alliant Energy had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to the stock options issued under its two stock-based incentive compensation plans was as follows (dollars in thousands):

                                                                Three Months                        Six Months
                                                        ------------------------------     ------------------------------
                                                            2003             2002              2003             2002
                                                        -------------    -------------     -------------    -------------
    Net income, as reported                                 $32,154         $6,315             $31,676          $16,058
    Less:  stock-based compensation expense, net of tax         259            644               1,150            1,287
                                                        -------------    -------------     -------------    -------------
    Pro forma net income                                    $31,895         $5,671             $30,526          $14,771
                                                        =============    =============     =============    =============

    EPS (basic and diluted):
       As reported                                           $0.35            $0.07             $0.34             $0.18
       Pro forma                                             $0.34            $0.06             $0.33             $0.16

7. On Jan. 31, 2002, McLeod filed a pre-negotiated plan of reorganization in a Chapter 11 bankruptcy proceeding and the trading of McLeod's common stock was suspended by Nasdaq. Consequently, Alliant Energy discontinued accounting for its investment in McLeod under the provisions of SFAS 115 and reduced the cost basis of its investments to the last quoted market price on Jan. 30, 2002. In June 2002, Alliant Energy received from McLeod under its plan of reorganization an initial distribution of approximately
   3.3 million shares of new common stock and classified 0.9 million and 2.4 million shares as trading and available-for-sale securities, respectively. With the receipt of the new McLeod common shares and the resumption of trading on Nasdaq, Alliant Energy resumed accounting for its McLeod investments under SFAS 115 and adjusted its cost basis to the quoted market price on the date the shares were received. As a result of these events, Alliant Energy recognized pre-tax impairment charges in the first six months of 2002 for available-for-sale securities totaling $27.2 million ($21.2 million recognized in the first quarter and $6.0 million recognized in the second quarter).

8. Alliant Energy announced in November 2002 its commitment to pursue the sale of, or other exit strategies for, certain non-regulated businesses in 2003. Alliant Energy has applied the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to certain of its assets which were held for sale. SFAS 144 requires that a long-lived asset classified as held for sale be measured at the lower of its carrying amount or fair value, less costs to sell, and to cease depreciation, depletion and amortization. At Dec. 31, 2002, Alliant Energy's oil and gas (Whiting), Australian (including Southern Hydro), affordable housing and SmartEnergy businesses were classified as held for sale. In April 2003, Alliant Energy completed the sale of its Australian assets (including Southern Hydro) to New Zealand-based Meridian. The sale enabled Alliant Energy to reduce its indebtedness by approximately $320 million in the second quarter of 2003. Alliant Energy also completed the sale of its affordable housing and SmartEnergy businesses in July 2003 and these sales enabled Alliant Energy to reduce its indebtedness by approximately $110 million. Alliant Energy currently intends to sell 51% or more of its interest in Whiting later in 2003 in a proposed IPO and currently plans to divest its remaining interest by June 30, 2004. The operating results for these businesses have been separately classified and reported as discontinued operations in Alliant Energy's Consolidated Financial Statements. A summary of the components of discontinued operations in Alliant Energy's Consolidated Statements of Income for the three and six months ended June 30 was as follows (in thousands):

                                                              Three Months                       Six Months
                                                      ------------------------------     ----------------------------
                                                          2003             2002             2003            2002
                                                      -------------    -------------     ------------    ------------
    Operating revenues                                   $52,703          $54,490          $119,612         $94,623
    Operating expenses                                    30,591           45,060            71,387          86,624
    Interest expense and other (pre-tax numbers):
       Gain on sale of Australian business               (74,721)              --           (72,115)             --
       Valuation adjustments and selling costs            41,363               --            76,244              --
       Southern Hydro SFAS 133 loss (income)                 132           (8,336)          (14,689)        (36,805)
       Other                                               4,659            8,080            14,677          14,898
                                                      -------------    -------------     ------------    ------------
    Income before income taxes                            50,679            9,686            44,108          29,906
    Income tax expense (benefit)                          30,254           (2,137)           32,817             549
                                                      -------------    -------------     ------------    ------------
    Income from discontinued
        operations, net of tax                           $20,425          $11,823           $11,291         $29,357
                                                      =============    =============     ============    ============

   The valuation adjustments reflect updated estimates of the market value, less selling costs, of assets classified as held for sale. Alliant Energy's Australian business entered into electricity derivative contracts that were not designated as hedges (as defined by SFAS 133) to manage the electricity commodity price risk associated with anticipated sales into the spot market and the loss (income) in the previous table reflects the change in the fair value of these electricity derivative contracts.

   A summary of the components of assets and liabilities of discontinued operations on Alliant Energy's Consolidated Balance Sheets was as follows (in thousands):

                                                              June 30, 2003     Dec. 31, 2002
                                                             ----------------  ----------------
        Assets of discontinued operations:
           Property, plant and equipment, net                     $527,246          $644,910
           Current assets                                           83,746           113,866
           Investments                                               4,860             6,824
           Deferred charges and other                               17,988           203,691
                                                             ----------------  ----------------
               Total assets of discontinued operations            $633,840          $969,291
                                                             ================  ================
        Liabilities of discontinued operations:
           Long-term debt (excluding current portion)             $101,145               $--
           Current liabilities                                      43,069            73,343
           Other long-term liabilities and deferred credits         60,146            64,784
           Minority interest                                           311               124
                                                             ----------------  ----------------
               Total liabilities of discontinued operations        204,671           138,251
                                                             ----------------  ----------------
                   Net assets of discontinued operations          $429,169          $831,040
                                                             ================  ================

    A summary of the components of cash flows for discontinued operations for the six months ended June 30 was as follows (in thousands):

                                                                           2003          2002
                                                                       -------------  ------------
         Net cash flows from operating activities                          $50,947       $18,338
         Net cash flows from (used for) financing activities                (8,582)      137,598
         Net cash flows used for investing activities                      (21,453)     (150,559)
                                                                       -------------  ------------
         Net increase in cash and temporary cash investments                20,912         5,377
         Cash and temporary cash investments at beginning of period         16,043         5,775
                                                                       -------------  ------------
         Cash and temporary cash investments at end of period              $36,955       $11,152
                                                                       =============  ============
         Supplemental cash flows information:
           Cash paid (received) during the period for:
              Interest                                                     $14,111        $7,886
                                                                       =============  ============
              Income taxes, net of refunds                                ($17,246)          $19
                                                                       =============  ============

9. Alliant Energy utilizes limited off-balance sheet entities for its synthetic lease financings and its utility accounts receivable sales program. Alliant Energy does not currently anticipate these entities will require consolidation under the guidelines of FIN 46 in the third quarter of 2003.

10. In accordance with the provisions of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," as of June 30, 2003 and Dec. 31, 2002, Alliant Energy had a guarantee outstanding to support a third-party financing arrangement of approximately $4 million that is not included on Alliant Energy's Consolidated Balance Sheets. The guarantee expires in December 2007, the maturity date of the underlying debt. Alliant Energy has also guaranteed the residual value of its synthetic leases totaling $76 million in the aggregate that is not included on Alliant Energy's Consolidated Balance Sheets. The guarantees extend through the maturity of each respective underlying lease, the latest of which is April 2015.

    Under the purchase and sale agreement (Agreement) with Meridian relating to the sale of Alliant Energy's Australian assets, Alliant Energy agreed to indemnify Meridian for losses resulting from the breach of the representations and warranties made by Alliant Energy as of the closing date, and for breach of its obligations under the Agreement. Based on exchange rates as of June 30, 2003, the indemnification is limited to approximately $398 million until September 2003, $199 million from October 2003 through July 2004, and $57 million thereafter until October 2007. The indemnification limit is subject to fluctuations in foreign currency exchange rates. Alliant Energy believes the likelihood of having to make any material cash payments under this indemnification is remote.

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

    Alliant Energy revised the previously reported amounts recorded upon adoption in the first quarter of 2003 (the revision had an offsetting impact on regulatory assets with no impact on net income) and recorded the following balance sheet entries for accretion and depreciation in 2003 related to SFAS 143 (in millions):

                                                   Adoption on    Accretion and
                                                   Jan. 1, 2003    Depreciation      Total
                                                  --------------  --------------- ------------
     Assets:
        Electric plant in service - IP&L                 $24             $--           $24
        Electric plant in service - WP&L                  24              --            24
        Utility accumulated depreciation - IP&L          106              --           106
        Utility accumulated depreciation - WP&L          148              --           148
        Other assets - regulatory assets - IP&L           50               7            57
        Other assets - regulatory assets - WP&L            3               6             9
                                                                                  ------------
           Total assets                                                               $368
                                                                                  ============
     Liabilities:
        AROs - IP&L                                     $180              $7          $187
        AROs - WP&L                                      175               6           181
                                                                                  ------------
           Total liabilities                                                          $368
                                                                                  ============

    As it relates to regulated operations, Alliant Energy believes it is probable that any differences between expenses under SFAS 143 and expenses recovered currently in rates will be recoverable in future rates, and is deferring such expenses as a regulatory asset.

    Upon adoption of SFAS 143, Alliant Energy also recognized a $3.9 million impact as a cumulative effect of a change in accounting principle at its oil and gas business (the business was reported as an asset held for sale and a discontinued operation at June 30, 2003).

    IP&L and WP&L have previously recognized removal costs as a component of depreciation expense and accumulated depreciation for other non-nuclear assets that do not have associated legal retirement obligations with regulatory rate recovery. As of Jan. 1, 2003, IP&L and WP&L estimate that they had approximately $275 million and $140 million, respectively, of such regulatory liabilities recorded in "Accumulated depreciation" on their Consolidated Balance Sheets.

    If SFAS 143 had been adopted as of Jan. 1, 2000, IP&L and WP&L would have recorded ARO SFAS 143 liabilities of approximately $180 million and $175 million at Dec. 31, 2002, $168 million and $161 million at Dec. 31, 2001 and $157 million and $147 million at Dec. 31, 2000, respectively.

12. Alliant Energy's natural gas marketing business, NG Energy, is impacted by EITF Issue 02-3, which requires that all sales of energy and the related cost of energy purchased under contracts that meet the definition of energy trading contracts and that are derivatives under SFAS 133, must be reflected on a net basis in the income statement for all periods presented. Under the guidance of EITF Issue 98-10, Alliant Energy had reported its energy trading contracts and related gas in storage at fair market value, and reported related revenues and expenses on a gross basis in the income statement. EITF Issue 02-3 rescinded EITF Issue 98-10 on a prospective basis. Accordingly, any new contracts entered into after Oct. 25, 2002 have been reported on a historical cost basis rather than at fair market value unless the contract meets the definition of a derivative under SFAS 133. Alliant Energy adopted EITF Issue 02-3 on Jan. 1, 2003 for all contracts that were in place and storage gas acquired prior to Oct. 25, 2002, and reclassified prior period trading contracts on a net basis in the income statement. The impact of transitioning from reporting inventory and existing contracts that were not derivatives under SFAS 133 at fair value to historical cost resulted in a cumulative effect charge of $2.1 million (net of a deferred tax benefit of $1.4 million) in the first quarter of 2003. Commencing January 1, 2003, NG Energy has very few contracts that are accounted for as derivatives under SFAS 133 and that are also classified as trading contracts, therefore almost all of its sales of energy and cost of sales in the first six months of 2003 are reported on a gross basis. Because substantially all of its contracts prior to 2003 were classified as trading contracts under EITF Issue 98-10, primarily all of its sales of energy and cost of sales for the first six months of 2002 are reported on a net basis. For the six months ended June 30, 2002, NG Energy recorded $2 million of net revenues related to $43 million of gross revenues, less $41 million of gas costs.

13. Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on various debt securities issued by Resources and, as a result, is required to present condensed consolidating financial statements. No Alliant Energy subsidiaries are guarantors of Resources' debt securities. Alliant Energy's condensed consolidating financial statements are as follows:

   Alliant Energy Corporation Condensed Consolidating Statements of Income for the Three Months Ended June 30, 2003 and 2002

                                                                Alliant Energy            Other Alliant                Consolidated
                                                                   Parent                    Energy      Consolidating    Alliant
                                                                   Company     Resources  Subsidiaries    Adjustments      Energy
                                                               --------------------------------------------------------------------
Three Months Ended June 30, 2003                                                           (in thousands)
--------------------------------
Operating revenues:
  Electric utility                                                     $-           $-      $444,108              $-      $444,108
  Gas utility                                                           -            -        76,392               -        76,392
  Non-regulated and other                                               -      117,602        99,649         (91,459)      125,792
                                                               --------------------------------------------------------------------
                                                                        -      117,602       620,149         (91,459)      646,292
                                                               --------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                   -            -        87,239             (11)       87,228
  Purchased power                                                       -            -        87,504             549        88,053
  Cost of utility gas sold                                              -            -        49,744               -        49,744
  Other operation and maintenance                                     846      108,080       237,914         (81,285)      265,555
  Depreciation and amortization                                        10        8,836        73,219          (4,080)       77,985
  Taxes other than income taxes                                         3        1,673        21,051          (1,942)       20,785
                                                               --------------------------------------------------------------------
                                                                      859      118,589       556,671         (86,769)      589,350
                                                               --------------------------------------------------------------------
Operating income (loss)                                              (859)        (987)       63,478          (4,690)       56,942
                                                               --------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                  2,637       26,864        28,305          (1,608)       56,198
  Interest income from loans to discontinued operations, net            -          (27)            -               -           (27)
  Equity income from unconsolidated investments                         -       (3,494)       (4,434)         (1,309)       (9,237)
  Allowance for funds used during construction                          -            -        (4,606)             34        (4,572)
  Preferred dividend requirements of subsidiaries                       -            -         3,968               -         3,968
  Miscellaneous, net                                              (40,875)      (5,570)          788          38,323        (7,334)
                                                               --------------------------------------------------------------------
                                                                  (38,238)      17,773        24,021          35,440        38,996
                                                               --------------------------------------------------------------------
Income (loss) from continuing operations before income taxes       37,379      (18,760)       39,457         (40,130)       17,946
                                                               --------------------------------------------------------------------
Income tax expense (benefit)                                        5,225      (16,556)       17,421             127         6,217
                                                               --------------------------------------------------------------------
Income (loss) from continuing operations                           32,154       (2,204)       22,036         (40,257)       11,729
                                                               --------------------------------------------------------------------
Income from discontinued operations, net of tax                         -       20,425             -               -        20,425
                                                               --------------------------------------------------------------------
Net income                                                        $32,154      $18,221       $22,036        ($40,257)      $32,154
                                                               ====================================================================


Three Months Ended June 30, 2002
--------------------------------
Operating revenues:
  Electric utility                                                     $-           $-      $412,650              $-      $412,650
  Gas utility                                                           -            -        65,366               -        65,366
  Non-regulated and other                                               -       59,596        83,609         (76,761)       66,444
                                                               --------------------------------------------------------------------
                                                                        -       59,596       561,625         (76,761)      544,460
                                                               --------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                   -            -        75,148               -        75,148
  Purchased power                                                       -            -        91,496               -        91,496
  Cost of utility gas sold                                              -            -        38,719               -        38,719
  Other operation and maintenance                                     424       53,269       204,677         (75,434)      182,936
  Depreciation and amortization                                         -        7,165        63,401               -        70,566
  Taxes other than income taxes                                         -        1,496        25,009          (1,311)       25,194
                                                               --------------------------------------------------------------------
                                                                      424       61,930       498,450         (76,745)      484,059
                                                               --------------------------------------------------------------------
Operating income (loss)                                              (424)      (2,334)       63,175             (16)       60,401
                                                               --------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                    973       18,802        27,789          (1,528)       46,036
  Interest income from loans to discontinued operations, net            -       (4,234)            -               -        (4,234)
  Equity (income) loss from unconsolidated investments                321        9,967        (3,479)              -         6,809
  Allowance for funds used during construction                          -            -        (1,696)              -        (1,696)
  Preferred dividend requirements of subsidiaries                       -            -         1,682               -         1,682
  Impairment of available-for-sale securities of McLeodUSA Inc.         -        6,044             -               -         6,044
  Miscellaneous, net                                              (14,793)       8,623        (1,360)         14,932         7,402
                                                               --------------------------------------------------------------------
                                                                  (13,499)      39,202        22,936          13,404        62,043
                                                               --------------------------------------------------------------------
Income (loss) from continuing operations before income taxes       13,075      (41,536)       40,239         (13,420)       (1,642)
                                                               --------------------------------------------------------------------
Income tax expense (benefit)                                        6,760      (16,175)       13,297             (16)        3,866
                                                               --------------------------------------------------------------------
Income (loss) from continuing operations                            6,315      (25,361)       26,942         (13,404)       (5,508)
                                                               --------------------------------------------------------------------
Income from discontinued operations, net of tax                         -       11,823             -               -        11,823
                                                               --------------------------------------------------------------------
Net income (loss)                                                  $6,315     ($13,538)      $26,942        ($13,404)       $6,315
                                                               ====================================================================

     Alliant Energy Corporation Condensed Consolidating Statements of Income for the Six Months Ended June 30, 2003 and 2002

                                                                  Alliant Energy            Other Alliant               Consolidated
                                                                     Parent                    Energy     Consolidating    Alliant
                                                                     Company    Resources   Subsidiaries   Adjustments      Energy
                                                                  ------------------------------------------------------------------
Six Months Ended June 30, 2003                                                             (in thousands)
------------------------------
Operating revenues:
  Electric utility                                                       $-            $-      $887,133            $-      $887,133
  Gas utility                                                             -             -       334,273             -       334,273
  Non-regulated and other                                                 -       303,155       197,835      (180,314)      320,676
                                                                  ------------------------------------------------------------------
                                                                          -       303,155     1,419,241      (180,314)    1,542,082
                                                                  ------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                     -             -       159,670           (27)      159,643
  Purchased power                                                         -             -       217,883           549       218,432
  Cost of utility gas sold                                                -             -       238,069             -       238,069
  Other operation and maintenance                                     1,159       275,344       464,153      (158,146)      582,510
  Depreciation and amortization                                          18        16,955       148,556        (7,945)      157,584
  Taxes other than income taxes                                           5         3,401        47,327        (3,872)       46,861
                                                                  ------------------------------------------------------------------
                                                                      1,182       295,700     1,275,658      (169,441)    1,403,099
                                                                  ------------------------------------------------------------------
Operating income (loss)                                              (1,182)        7,455       143,583       (10,873)      138,983
                                                                  ------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                    6,537        53,714        55,833        (4,372)      111,712
  Interest income from loans to discontinued operations, net              -        (3,281)            -             -        (3,281)
  Equity (income) loss from unconsolidated investments                    -         4,981        (8,655)       (1,309)       (4,983)
  Allowance for funds used during construction                            -             -        (8,514)           81        (8,433)
  Preferred dividend requirements of subsidiaries                         -             -         8,126             -         8,126
  Miscellaneous, net                                                (48,785)       (2,646)        6,303        40,209        (4,919)
                                                                  ------------------------------------------------------------------
                                                                    (42,248)       52,768        53,093        34,609        98,222
                                                                  ------------------------------------------------------------------
Income (loss) from continuing operations before income taxes         41,066       (45,313)       90,490       (45,482)       40,761
                                                                  ------------------------------------------------------------------
Income tax expense (benefit)                                          9,390       (32,438)       37,452           (11)       14,393
                                                                  ------------------------------------------------------------------
Income (loss) from continuing operations                             31,676       (12,875)       53,038       (45,471)       26,368
                                                                  ------------------------------------------------------------------
Income from discontinued operations, net of tax                           -        11,291             -             -        11,291
                                                                  ------------------------------------------------------------------
Income (loss) before cumulative effect of changes in
   accounting principles, net of tax                                 31,676        (1,584)       53,038       (45,471)       37,659
                                                                  ------------------------------------------------------------------
Cumulative effect of changes in accounting principles, net of tax         -        (5,983)            -             -        (5,983)
                                                                  ------------------------------------------------------------------
Net income (loss)                                                   $31,676       ($7,567)      $53,038      ($45,471)      $31,676
                                                                  ==================================================================


Six Months Ended June 30, 2002
------------------------------
Operating revenues:
  Electric utility                                                       $-            $-      $783,412            $-      $783,412
  Gas utility                                                             -             -       193,607             -       193,607
  Non-regulated and other                                                 -       124,058       159,909      (145,090)      138,877
                                                                  ------------------------------------------------------------------
                                                                          -       124,058     1,136,928      (145,090)    1,115,896
                                                                  ------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                     -             -       137,758             -       137,758
  Purchased power                                                         -             -       163,833             -       163,833
  Cost of utility gas sold                                                -             -       122,475             -       122,475
  Other operation and maintenance                                       931       108,091       401,083      (141,637)      368,468
  Depreciation and amortization                                           -        13,130       132,985             -       146,115
  Taxes other than income taxes                                           -         3,418        52,964        (3,400)       52,982
                                                                  ------------------------------------------------------------------
                                                                        931       124,639     1,011,098      (145,037)      991,631
                                                                  ------------------------------------------------------------------
Operating income (loss)                                                (931)         (581)      125,830           (53)      124,265
                                                                  ------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                    1,732        36,509        55,330        (3,048)       90,523
  Interest income from loans to discontinued operations, net              -        (7,600)            -             -        (7,600)
  Equity (income) loss from unconsolidated investments                  550        11,019        (7,973)            -         3,596
  Allowance for funds used during construction                            -             -        (3,350)            -        (3,350)
  Preferred dividend requirements of subsidiaries                         -             -         3,364             -         3,364
  Impairment of available-for-sale securities of McLeodUSA Inc.           -        27,218             -             -        27,218
  Miscellaneous, net                                                (27,551)       24,690        (8,630)       28,497        17,006
                                                                  ------------------------------------------------------------------
                                                                    (25,269)       91,836        38,741        25,449       130,757
                                                                  ------------------------------------------------------------------
Income (loss) from continuing operations before income taxes         24,338       (92,417)       87,089       (25,502)       (6,492)
                                                                  ------------------------------------------------------------------
Income tax expense (benefit)                                          8,280       (34,569)       33,149           (53)        6,807
                                                                  ------------------------------------------------------------------
Income (loss) from continuing operations                             16,058       (57,848)       53,940       (25,449)      (13,299)
                                                                  ------------------------------------------------------------------
Income from discontinued operations, net of tax                           -        29,357             -             -        29,357
                                                                  ------------------------------------------------------------------
Net income (loss)                                                   $16,058      ($28,491)      $53,940      ($25,449)      $16,058
                                                                  ==================================================================

                     Alliant Energy Corporation Condensed Consolidating Balance Sheet as of June 30, 2003

                                                  Alliant Energy                        Other                         Consolidated
                                                      Parent                       Alliant Energy    Consolidating       Alliant
                                                      Company       Resources       Subsidiaries      Adjustments        Energy
                                                 ---------------------------------------------------------------------------------
                                                                                 (in thousands)
ASSETS
Property, plant and equipment:
  Utility:
      Electric plant in service                            $-             $-        $5,513,787               $-        $5,513,787
      Other plant in service                                -              -         1,178,425                -         1,178,425
      Accumulated depreciation                              -              -        (3,439,286)               -        (3,439,286)
      Construction work in progress:
          Power Iowa generating facility                    -              -           186,277                -           186,277
          Other                                             -              -           238,141                -           238,141
      Other, net                                            -              -            64,720                -            64,720
                                                 ---------------------------------------------------------------------------------
          Total utility                                     -              -         3,742,064                -         3,742,064
                                                 ---------------------------------------------------------------------------------
  Non-regulated and other, net:
      Non-regulated generation                              -        209,326                 -                -           209,326
      Other                                                 -        320,433            70,225             (111)          390,547
                                                 ---------------------------------------------------------------------------------
          Total non-regulated and other                     -        529,759            70,225             (111)          599,873
                                                 ---------------------------------------------------------------------------------
                                                            -        529,759         3,812,289             (111)        4,341,937
                                                 ---------------------------------------------------------------------------------
Current assets:
  Income tax refunds receivable                        24,825         92,339            26,638                -           143,802
  Gas stored underground, at average cost                   -         16,211            30,445                -            46,656
  Regulatory assets                                         -              -            59,731                -            59,731
  Assets of discontinued operations                         -        633,840                 -                -           633,840
  Other                                               132,803        178,489           398,126         (298,421)          410,997
                                                 ---------------------------------------------------------------------------------
                                                      157,628        920,879           514,940         (298,421)        1,295,026
                                                 ---------------------------------------------------------------------------------
Investments:
  Consolidated subsidiaries                         1,864,611              -                10       (1,864,621)                -
  Other                                                12,037        510,849           520,660                -         1,043,546
                                                 ---------------------------------------------------------------------------------
                                                    1,876,648        510,849           520,670       (1,864,621)        1,043,546
                                                 ---------------------------------------------------------------------------------
                                                 ---------------------------------------------------------------------------------
Deferred charges and other                              1,138        127,620           609,971          (35,703)          703,026
                                                 ---------------------------------------------------------------------------------
Total assets                                       $2,035,414     $2,089,107        $5,457,870      ($2,198,856)       $7,383,535
                                                 =================================================================================

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock and additional paid-in capital      $1,309,121       $232,743          $906,128      ($1,138,871)       $1,309,121
  Retained earnings                                   743,698        107,271           752,514         (859,785)          743,698
  Accumulated other comprehensive loss               (133,931)       (90,619)          (43,312)         133,931          (133,931)
  Shares in deferred compensation trust                (7,181)             -                 -                -            (7,181)
                                                 ---------------------------------------------------------------------------------
       Total common equity                          1,911,707        249,395         1,615,330       (1,864,725)        1,911,707
                                                 ---------------------------------------------------------------------------------
  Cumulative preferred stock of subsidiaries, net           -              -           205,063                -           205,063
  Long-term debt (excluding current portion)           24,000      1,130,757         1,233,680                -         2,388,437
                                                 ---------------------------------------------------------------------------------
                                                    1,935,707      1,380,152         3,054,073       (1,864,725)        4,505,207
                                                 ---------------------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                      -          6,439            64,400                -            70,839
  Commercial paper                                     86,000              -           230,400                -           316,400
  Other short-term borrowings                               -         74,017            73,613         (123,626)           24,004
  Liabilities of discontinued operations                    -        204,671                 -                -           204,671
  Other                                                10,567        185,194           608,236         (174,795)          629,202
                                                 ---------------------------------------------------------------------------------
                                                       96,567        470,321           976,649         (298,421)        1,245,116
                                                 ---------------------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Asset retirement obligations                              -              -           368,040                -           368,040
  Other                                                 3,140        192,835         1,059,108          (35,710)        1,219,373
                                                 ---------------------------------------------------------------------------------
                                                        3,140        192,835         1,427,148          (35,710)        1,587,413
                                                 ---------------------------------------------------------------------------------
                                                 ---------------------------------------------------------------------------------
Minority interest                                           -         45,799                 -                -            45,799
                                                 ---------------------------------------------------------------------------------
Total capitalization and liabilities               $2,035,414     $2,089,107        $5,457,870      ($2,198,856)       $7,383,535
                                                 =================================================================================

                      Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2002

                                                  Alliant Energy                       Other                           Consolidated
                                                     Parent                       Alliant Energy    Consolidating        Alliant
                                                     Company        Resources      Subsidiaries      Adjustments         Energy
                                                 -----------------------------------------------------------------------------------
                                                                                   (in thousands)
ASSETS
Property, plant and equipment:
  Utility:
      Electric plant in service                            $-               $-        $5,295,381               $-        $5,295,381
      Other plant in service                                -                -         1,143,578                -         1,143,578
      Accumulated depreciation                              -                -        (3,573,407)               -        (3,573,407)
      Construction work in progress:
          Power Iowa generating facility                    -                -            10,651                -            10,651
          Other                                             -                -           252,445                -           252,445
      Other, net                                            -                -            68,340                -            68,340
                                                 -----------------------------------------------------------------------------------
          Total utility                                     -                -         3,196,988                -         3,196,988
                                                 -----------------------------------------------------------------------------------
  Non-regulated and other, net:
      Non-regulated generation                              -          156,699                 -                -           156,699
      Other                                                 -          299,355            75,503             (111)          374,747
                                                 -----------------------------------------------------------------------------------
          Total non-regulated and other                     -          456,054            75,503             (111)          531,446
                                                 -----------------------------------------------------------------------------------
                                                            -          456,054         3,272,491             (111)        3,728,434
                                                 -----------------------------------------------------------------------------------
Current assets:
  Income tax refunds receivable                        18,175           72,882             6,412                -            97,469
  Gas stored underground, at average cost                   -           26,668            36,129                -            62,797
  Regulatory assets                                         -                -            46,076                -            46,076
  Assets of discontinued operations                         -          969,291                 -                -           969,291
  Other                                               254,461          177,538           453,052         (436,395)          448,656
                                                 -----------------------------------------------------------------------------------
                                                      272,636        1,246,379           541,669         (436,395)        1,624,289
                                                 -----------------------------------------------------------------------------------
Investments:
  Consolidated subsidiaries                         1,817,341                -                10       (1,817,351)                -
  Other                                                11,660          430,173           494,867                -           936,700
                                                 -----------------------------------------------------------------------------------
                                                    1,829,001          430,173           494,877       (1,817,351)          936,700
                                                 -----------------------------------------------------------------------------------
                                                 -----------------------------------------------------------------------------------
Deferred charges and other                                  -          127,834           611,721          (27,583)          711,972
                                                 -----------------------------------------------------------------------------------
Total assets                                       $2,101,637       $2,260,440        $4,920,758      ($2,281,440)       $7,001,395
                                                 ===================================================================================

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock and additional paid-in capital      $1,294,842         $232,743          $906,261      ($1,139,004)       $1,294,842
  Retained earnings                                   758,187          114,838           773,556         (888,394)          758,187
  Accumulated other comprehensive loss               (209,943)        (166,947)          (42,996)         209,943          (209,943)
  Shares in deferred compensation trust                (6,896)               -                 -                -            (6,896)
                                                 -----------------------------------------------------------------------------------
       Total common equity                          1,836,190          180,634         1,636,821       (1,817,455)        1,836,190
                                                 -----------------------------------------------------------------------------------

  Cumulative preferred stock of subsidiaries, net           -                -           205,063                -           205,063
  Long-term debt (excluding current portion)           24,000        1,290,205         1,295,598                -         2,609,803
                                                 -----------------------------------------------------------------------------------
                                                    1,860,190        1,470,839         3,137,482       (1,817,455)        4,651,056
                                                 -----------------------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                      -           41,511             5,080                -            46,591
  Commercial paper                                    135,500                -            60,000                -           195,500
  Other short-term borrowings                          85,000          194,482            79,003         (244,764)          113,721
  Liabilities of discontinued operations                    -          138,251                 -                -           138,251
  Other                                                17,696          190,587           611,595         (191,631)          628,247
                                                 -----------------------------------------------------------------------------------
                                                      238,196          564,831           755,678         (436,395)        1,122,310
                                                 -----------------------------------------------------------------------------------
                                                 -----------------------------------------------------------------------------------
Other long-term liabilities and deferred credits        3,251          181,345         1,027,598          (27,590)        1,184,604
                                                 -----------------------------------------------------------------------------------
                                                 -----------------------------------------------------------------------------------
Minority interest                                           -           43,425                 -                -            43,425
                                                 -----------------------------------------------------------------------------------
Total capitalization and liabilities               $2,101,637       $2,260,440        $4,920,758      ($2,281,440)       $7,001,395
                                                 ===================================================================================

   Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002

                                                                 Alliant Energy             Other Alliant               Consolidated
                                                                    Parent                     Energy     Consolidating    Alliant
                                                                    Company     Resources   Subsidiaries   Adjustments     Energy
                                                                 -------------------------------------------------------------------
Six Months Ended June 30, 2003                                                               (in thousands)
------------------------------
 Net cash flows from (used for) operating activities                $21,622      ($37,485)     $290,180     ($53,597)     $220,720
                                                                 ------------------------------------------------------------------
 Cash flows from (used for) financing activities:
   Common stock dividends                                           (46,165)            -       (74,079)      74,079       (46,165)
   Proceeds from issuance of other long-term debt                         -        60,000             -            -        60,000
   Net change in commercial paper and other short-term borrowings   (13,362)     (120,465)      165,010            -        31,183
   Net change in loans to discontinued operations                         -       (25,181)            -            -       (25,181)
   Other                                                             11,316        (1,655)      (28,402)       8,260       (10,481)
                                                                 ------------------------------------------------------------------
      Net cash flows from (used for) financing activities           (48,211)      (87,301)       62,529       82,339         9,356
                                                                 ------------------------------------------------------------------
 Cash flows from (used for) investing activities:
   Construction and acquisition expenditures:
      Regulated domestic utilities                                        -             -      (371,847)     108,847      (263,000)
      Non-regulated businesses                                            -      (212,305)            -            -      (212,305)
      Corporate Services and other                                      (50)            -        (2,692)           -        (2,742)
   Proceeds from asset dispositions                                       -       352,579           488     (108,847)      244,220
   Other                                                             28,582        (3,305)       11,593      (28,742)        8,128
                                                                 ------------------------------------------------------------------
      Net cash flows from (used for) investing activities            28,532       136,969      (362,458)     (28,742)     (225,699)
                                                                 ------------------------------------------------------------------
 Net increase (decrease) in cash and temporary cash investments       1,943        12,183        (9,749)           -         4,377
                                                                 ------------------------------------------------------------------
 Cash and temporary cash investments at beginning of period               4        47,236        15,619            -        62,859
                                                                 ------------------------------------------------------------------
 Cash and temporary cash investments at end of period                $1,947       $59,419        $5,870           $-       $67,236
                                                                 ==================================================================
 Supplemental cash flows information:
   Cash paid (received) during the period for:
      Interest                                                       $6,620       $38,435       $51,787           $-       $96,842
                                                                 ==================================================================
      Income taxes, net of refunds                                  $13,890      ($18,336)      $32,670           $-       $28,224
                                                                 ==================================================================
   Noncash investing and financing activities:
      Debt extinguished directly by sale of Australian business         $-       $127,595           $-            $-      $127,595
                                                                 ==================================================================
      Capital lease obligations incurred                                $-             $-        $2,377           $-        $2,377
                                                                 ==================================================================

Six Months Ended June 30, 2002
------------------------------
 Net cash flows from (used for) operating activities                ($8,931)      $20,334      $279,741     ($28,814)     $262,330
                                                                 ------------------------------------------------------------------
 Cash flows from (used for) financing activities:
   Common stock dividends                                           (89,891)            -       (69,731)      69,731       (89,891)
   Net change in Resources' credit facility                               -       192,761             -            -       192,761
   Net change in commercial paper and other short-term borrowings    20,827       (15,862)       24,580        1,939        31,484
   Net change in loans to discontinued operations                         -      (112,601)            -            -      (112,601)
   Other                                                             28,748       (12,590)      (13,167)       2,857         5,848
                                                                 ------------------------------------------------------------------
      Net cash flows from (used for) financing activities           (40,316)       51,708       (58,318)      74,527        27,601
                                                                 ------------------------------------------------------------------
 Cash flows from (used for) investing activities:
   Construction and acquisition expenditures:
      Regulated domestic utilities                                        -             -      (173,774)           -      (173,774)
      Non-regulated businesses                                            -      (113,406)            -            -      (113,406)
      Corporate Services and other                                        -             -       (16,903)           -       (16,903)
   Proceeds from asset dispositions                                      81         1,641             -            -         1,722
   Other                                                             43,756        25,106       (29,751)     (43,774)       (4,663)
                                                                 ------------------------------------------------------------------
      Net cash flows from (used for) investing activities            43,837       (86,659)     (220,428)     (43,774)     (307,024)
                                                                 ------------------------------------------------------------------
 Net increase (decrease) in cash and temporary cash investments      (5,410)      (14,617)          995        1,939       (17,093)
                                                                 ------------------------------------------------------------------
 Cash and temporary cash investments at beginning of period           6,381        60,237         3,207       (1,939)       67,886
                                                                 ------------------------------------------------------------------
 Cash and temporary cash investments at end of period                  $971       $45,620        $4,202           $-       $50,793
                                                                 ==================================================================
 Supplemental cash flows information:
   Cash paid during the period for:
      Interest                                                       $1,618       $37,265       $50,245           $-       $89,128
                                                                 ==================================================================
      Income taxes, net of refunds                                      $-         $1,428        $4,451           $-        $5,879
                                                                 ==================================================================
   Noncash investing and financing activities:
      Capital lease obligations incurred                                $-             $-          $473           $-          $473
                                                                 ==================================================================

                                          INTERSTATE POWER AND LIGHT COMPANY
                                     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             For the Three Months                   For the Six Months
                                                                Ended June 30,                         Ended June 30,
                                                           2003               2002                2003               2002
------------------------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Operating revenues:
  Electric utility                                         $234,716           $226,266            $465,045           $425,269
  Gas utility                                                40,665             35,512             167,342            107,254
  Steam                                                       8,264              7,500              17,746             15,550
                                                     ---------------    ---------------     ---------------    ---------------
                                                            283,645            269,278             650,133            548,073
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                        53,126             43,360              87,327             75,702
  Purchased power                                            37,438             37,062              82,494             65,221
  Cost of gas sold                                           27,222             22,210             118,993             68,570
  Other operation and maintenance                            84,976             80,037             169,563            160,693
  Depreciation and amortization                              40,990             36,341              81,417             72,552
  Taxes other than income taxes                              12,385             16,103              28,085             33,019
                                                     ---------------    ---------------     ---------------    ---------------
                                                            256,137            235,113             567,879            475,757
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------
Operating income                                             27,508             34,165              82,254             72,316
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                           17,130             16,718              34,174             32,992
  Allowance for funds used during construction               (3,516)            (1,437)             (6,060)            (2,417)
  Miscellaneous, net                                            593             (3,271)               (207)            (3,699)
                                                     ---------------    ---------------     ---------------    ---------------
                                                             14,207             12,010              27,907             26,876
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                   13,301             22,155              54,347             45,440
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------
Income taxes                                                  5,429              6,354              21,518             16,764
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------
Net income                                                    7,872             15,801              32,829             28,676
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------
Preferred dividend requirements                               3,140                853               6,470              1,708
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------
Earnings available for common stock                          $4,732            $14,948             $26,359            $26,968
                                                     ===============    ===============     ===============    ===============
------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                       INTERSTATE POWER AND LIGHT COMPANY
                                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                June 30,           December 31,
ASSETS                                                                            2003                 2002
------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Property, plant and equipment:
  Electric plant in service                                                        $3,581,691          $3,451,547
  Gas plant in service                                                                334,875             326,470
  Steam plant in service                                                               59,737              59,737
  Other plant in service                                                              204,063             195,328
  Accumulated depreciation                                                         (2,124,261)         (2,163,371)
                                                                            ------------------   -----------------
     Net plant                                                                      2,056,105           1,869,711
  Construction work in progress:
     Power Iowa generating facility                                                   186,277              10,651
     Other                                                                            147,674             155,699
  Other, net                                                                           46,979              50,529
                                                                            ------------------   -----------------
                                                                                    2,437,035           2,086,590
                                                                            ------------------   -----------------
------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                                                   3,725               6,076
  Accounts receivable:
    Customer, less allowance for doubtful accounts of $1,562 and $894                  14,436              42,647
    Associated companies                                                               30,246              79,105
    Other, less allowance for doubtful accounts of $312 and $388                       28,045              27,898
  Income tax refunds receivable                                                        22,432               6,412
  Production fuel, at average cost                                                     38,084              36,852
  Materials and supplies, at average cost                                              34,876              28,821
  Gas stored underground, at average cost                                              12,650              19,450
  Regulatory assets                                                                    32,999              18,077
  Prepayments and other                                                                 8,942               7,529
                                                                            ------------------   -----------------
                                                                                      226,435             272,867
                                                                            ------------------   -----------------
------------------------------------------------------------------------------------------------------------------
Investments:
  Nuclear decommissioning trust funds                                                 133,865             121,158
  Other                                                                                13,502              13,492
                                                                            ------------------   -----------------
                                                                                      147,367             134,650
                                                                            ------------------   -----------------
------------------------------------------------------------------------------------------------------------------
Other assets:
  Regulatory assets                                                                   242,801             199,691
  Deferred charges and other                                                           37,942              44,608
                                                                            ------------------   -----------------
                                                                                      280,743             244,299
                                                                            ------------------   -----------------
------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $3,091,580          $2,738,406
                                                                            ==================   =================
------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                        INTERSTATE POWER AND LIGHT COMPANY
                                CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

                                                                                June 30,            December 31,
CAPITALIZATION AND LIABILITIES                                                    2003                  2002
--------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands, except share amounts)
Capitalization:
  Common stock - $2.50 par value - authorized 24,000,000
    shares; 13,370,788 shares outstanding                                             $33,427               $33,427
  Additional paid-in capital                                                          477,542               477,701
  Retained earnings                                                                   357,699               374,428
  Accumulated other comprehensive loss                                                (18,887)              (18,887)
                                                                            ------------------    ------------------
    Total common equity                                                               849,781               866,669
                                                                            ------------------    ------------------

  Cumulative preferred stock                                                          145,100               145,100
  Long-term debt (excluding current portion)                                          827,409               827,389
                                                                            ------------------    ------------------
                                                                                    1,822,290             1,839,158
                                                                            ------------------    ------------------

--------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                  2,400                 5,080
  Commercial paper                                                                    155,900                     -
  Accounts payable                                                                     90,165                83,126
  Accounts payable to associated companies                                             48,786                41,537
  Accrued interest                                                                     14,738                14,628
  Accrued taxes                                                                        60,363                62,135
  Accumulated refueling outage provision                                                2,454                13,845
  Other                                                                                46,686                40,946
                                                                            ------------------    ------------------
                                                                                      421,492               261,297
                                                                            ------------------    ------------------

--------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   334,369               313,308
  Accumulated deferred investment tax credits                                          29,374                31,135
  Asset retirement obligations                                                        186,852                     -
  Pension and other benefit obligations                                                97,271                88,449
  Regulatory liabilities                                                               75,957                78,995
  Environmental liabilities                                                            35,848                39,849
  Other                                                                                88,127                86,215
                                                                            ------------------    ------------------
                                                                                      847,798               637,951
                                                                            ------------------    ------------------

--------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                               $3,091,580            $2,738,406
                                                                            ==================    ==================

--------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                     INTERSTATE POWER AND LIGHT COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        For the Six Months Ended June 30,
                                                                            2003                 2002
-------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Cash flows from operating activities:
  Net income                                                                    $32,829              $28,676
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                               81,417               72,552
     Amortization of leased nuclear fuel                                          5,751                7,537
     Deferred tax expense (benefit) and investment tax (credits)                 17,320               (4,617)
     Refueling outage provision                                                 (11,391)               3,972
     Other                                                                         (317)               2,306
  Other changes in assets and liabilities:
     Accounts receivable                                                         76,923                 (257)
     Income tax refunds receivable                                              (16,020)                   -
     Gas stored underground                                                       6,800               10,452
     Adjustment clause balances                                                 (10,027)              (6,301)
     Other                                                                       14,182               26,172
                                                                      ------------------   ------------------
       Net cash flows from operating activities                                 197,467              140,492
                                                                      ------------------   ------------------
-------------------------------------------------------------------------------------------------------------
Cash flows from (used for) financing activities:
    Common stock dividends                                                      (43,088)             (40,170)
    Preferred stock dividends                                                    (6,470)              (1,708)
    Reductions in long-term debt                                                 (1,680)                (560)
    Net change in short-term borrowings                                         155,900               25,045
    Principal payments under capital lease obligations                           (6,934)              (7,156)
    Other                                                                          (625)                (172)
                                                                      ------------------   ------------------
      Net cash flows from (used for) financing activities                        97,103              (24,721)
                                                                      ------------------   ------------------
-------------------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
    Utility construction expenditures                                          (298,247)            (104,743)
    Nuclear decommissioning trust funds                                          (5,473)              (3,004)
    Other                                                                         6,799               (8,030)
                                                                      ------------------   ------------------
      Net cash flows used for investing activities                             (296,921)            (115,777)
                                                                      ------------------   ------------------
-------------------------------------------------------------------------------------------------------------
Net decrease in cash and temporary cash investments                              (2,351)                  (6)
                                                                      ------------------   ------------------
-------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                        6,076                   87
                                                                      ------------------   ------------------
-------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                             $3,725                  $81
                                                                      ==================   ==================
-------------------------------------------------------------------------------------------------------------
Supplemental cash flows information:
  Cash paid during the period for:
    Interest                                                                    $31,608              $30,578
                                                                      ==================   ==================
    Income taxes, net of refunds                                                 $9,065                  $ -
                                                                      ==================   ==================
  Noncash investing and financing activities:
    Capital lease obligations incurred                                           $2,377                 $473
                                                                      ==================   ==================
-------------------------------------------------------------------------------------------------------------

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

   In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and six months ended June 30, 2003 and 2002, (b) the consolidated financial position at June 30, 2003 and Dec. 31, 2002, and (c) the consolidated statement of cash flows for the six months ended June 30, 2003 and 2002, have been made. Because of the seasonal nature of IP&L's operations, results for the three and six months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2003. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation.

2. For the three and six months ended June 30, 2003 and 2002, IP&L had no other comprehensive income, thus IP&L's comprehensive income was equal to its earnings available for common stock for all periods.

3. Certain financial information relating to IP&L's significant business segments is presented below. Intersegment revenues were not material to IP&L's operations.

                                                   Electric        Gas          Other         Total
                                                -------------------------------------------------------
                                                                    (in thousands)
     Three Months Ended June 30, 2003
     --------------------------------
     Operating revenues                             $234,716      $40,665         $8,264      $283,645
     Operating income (loss)                          29,071       (3,261)         1,698        27,508
     Earnings available for common stock                                                         4,732

     Three Months Ended June 30, 2002
     --------------------------------
     Operating revenues                             $226,266      $35,512         $7,500      $269,278
     Operating income (loss)                          33,497         (655)         1,323        34,165
     Earnings available for common stock                                                        14,948

     Six Months Ended June 30, 2003
     ------------------------------
     Operating revenues                             $465,045     $167,342        $17,746      $650,133
     Operating income                                 67,101       12,182          2,971        82,254
     Earnings available for common stock                                                        26,359

     Six Months Ended June 30, 2002
     ------------------------------
     Operating revenues                             $425,269     $107,254        $15,550      $548,073
     Operating income                                 61,395        7,525          3,396        72,316
     Earnings available for common stock                                                        26,968


10. IP&L utilizes several synthetic leases to finance certain utility railcars that were not included on IP&L's Consolidated Balance Sheets. IP&L has guaranteed the residual value of its synthetic leases totaling $6.8 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease, the latest of which is January 2009.

                                          WISCONSIN POWER AND LIGHT COMPANY
                                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           For the Three Months                    For the Six Months
                                                               Ended June 30,                        Ended June 30,
                                                          2003               2002                2003               2002
------------------------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
Operating revenues:
  Electric utility                                         $209,392           $186,384            $422,088           $358,143
  Gas utility                                                35,727             29,854             166,931             86,353
  Water                                                       1,400              1,228               2,777              2,518
                                                     ---------------    ---------------     ---------------    ---------------
                                                            246,519            217,466             591,796            447,014
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Electric production fuels                                  34,102             31,787              72,316             62,056
  Purchased power                                            50,615             54,435             135,938             98,612
  Cost of gas sold                                           22,522             16,509             119,076             53,905
  Other operation and maintenance                            71,837             51,489             138,820            102,729
  Depreciation and amortization                              28,150             27,060              59,195             60,433
  Taxes other than income taxes                               6,723              7,596              15,368             16,546
                                                     ---------------    ---------------     ---------------    ---------------
                                                            213,949            188,876             540,713            394,281
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------
Operating income                                             32,570             28,590              51,083             52,733
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                           10,509              9,952              20,215             20,148
  Interest income                                            (1,886)               882              (3,741)            (5,663)
  Equity income from unconsolidated investments              (5,664)            (3,486)             (9,780)            (7,873)
  Allowance for funds used during construction               (1,056)              (259)             (2,373)              (933)
  Miscellaneous, net                                         (1,304)             1,785                 872              2,189
                                                     ---------------    ---------------     ---------------    ---------------
                                                                599              8,874               5,193              7,868
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                   31,971             19,716              45,890             44,865
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------
Income taxes                                                 12,118              6,927              15,922             16,331
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------
Net income                                                   19,853             12,789              29,968             28,534
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------
Preferred dividend requirements                                 828                828               1,656              1,656
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------
Earnings available for common stock                         $19,025            $11,961             $28,312            $26,878
                                                     ===============    ===============     ===============    ===============
------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                      WISCONSIN POWER AND LIGHT COMPANY
                                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                              June 30,          December 31,
ASSETS                                                                          2003                2002
--------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Property, plant and equipment:
  Electric plant in service                                                     $1,932,096         $1,843,834
  Gas plant in service                                                             293,776            286,652
  Water plant in service                                                            33,747             33,062
  Other plant in service                                                           252,227            242,329
  Accumulated depreciation                                                      (1,315,025)        (1,410,036)
                                                                           ----------------    ---------------
    Net plant                                                                    1,196,821            995,841
  Construction work in progress                                                     90,467             96,746
  Other, net                                                                        17,741             17,811
                                                                           ----------------    ---------------
                                                                                 1,305,029          1,110,398
                                                                           ----------------    ---------------
--------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                                                   75              8,577
  Accounts receivable:
     Customer, less allowance for doubtful accounts of $1,571 and $1,770             1,880              7,977
     Associated companies                                                           32,299             21,484
     Other, less allowance for doubtful accounts of $414 and $458                   18,973             18,191
  Production fuel, at average cost                                                  13,285             18,980
  Materials and supplies, at average cost                                           24,863             22,133
  Gas stored underground, at average cost                                           17,795             16,679
  Regulatory assets                                                                 26,732             27,999
  Prepaid gross receipts tax                                                        27,864             27,388
  Other                                                                              8,852              8,599
                                                                           ----------------    ---------------
                                                                                   172,618            178,007
                                                                           ----------------    ---------------
--------------------------------------------------------------------------------------------------------------
Investments:
  Nuclear decommissioning trust funds                                              233,139            223,734
  Investment in ATC and other                                                      136,565            133,043
                                                                           ----------------    ---------------
                                                                                   369,704            356,777
                                                                           ----------------    ---------------
--------------------------------------------------------------------------------------------------------------
Other assets:
  Regulatory assets                                                                 94,772            102,674
  Deferred charges and other                                                       204,424            236,741
                                                                           ----------------    ---------------
                                                                                   299,196            339,415
                                                                           ----------------    ---------------
--------------------------------------------------------------------------------------------------------------
Total assets                                                                    $2,146,547         $1,984,597
                                                                           ================    ===============
--------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                       WISCONSIN POWER AND LIGHT COMPANY
                              CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

                                                                              June 30,            December 31,
CAPITALIZATION AND LIABILITIES                                                  2003                  2002
-----------------------------------------------------------------------------------------------------------------
                                                                            (in thousands, except share amounts)
Capitalization:
  Common stock - $5 par value - authorized 18,000,000 shares;
       13,236,601 shares outstanding                                               $66,183               $66,183
  Additional paid-in capital                                                       325,603               325,603
  Retained earnings                                                                396,624               399,302
  Accumulated other comprehensive loss                                             (24,425)              (24,108)
                                                                           ----------------      ----------------
    Total common equity                                                            763,985               766,980
                                                                           ----------------      ----------------

  Cumulative preferred stock                                                        59,963                59,963
  Long-term debt (excluding current portion)                                       406,271               468,208
                                                                           ----------------      ----------------
                                                                                 1,230,219             1,295,151
                                                                           ----------------      ----------------

-----------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities                                                                62,000                     -
  Variable rate demand bonds                                                        55,100                55,100
  Commercial paper                                                                  74,500                60,000
  Accounts payable                                                                  53,601                90,869
  Accounts payable to associated companies                                          57,671                43,276
  Accrued taxes                                                                      9,338                19,353
  Regulatory liabilities                                                            13,530                16,938
  Other                                                                             30,871                29,064
                                                                           ----------------      ----------------
                                                                                   356,611               314,600
                                                                           ----------------      ----------------

-----------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                198,938               191,894
  Accumulated deferred investment tax credits                                       22,437                23,241
  Asset retirement obligations                                                     181,188                     -
  Pension and other benefit obligations                                             61,999                58,921
  Customer advances                                                                 34,690                36,555
  Other                                                                             60,465                64,235
                                                                           ----------------      ----------------
                                                                                   559,717               374,846
                                                                           ----------------      ----------------

-----------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                            $2,146,547            $1,984,597
                                                                           ================      ================

-----------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                      WISCONSIN POWER AND LIGHT COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             For the Six Months Ended June 30,
                                                                                  2003                2002
--------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Cash flows from operating activities:
  Net income                                                                      $29,968             $28,534
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                                 59,195              60,433
     Amortization of nuclear fuel                                                   2,414               2,880
     Amortization of deferred energy efficiency expenditures                       20,221               7,181
     Deferred tax expense (benefit) and investment tax (credits)                    6,224              (5,631)
     Equity income from unconsolidated investments, net                            (9,780)             (7,873)
     Distributions from equity method investments                                   6,069               7,482
     Other                                                                         (5,189)             (5,779)
  Other changes in assets and liabilities:
     Accounts receivable                                                           (5,500)             18,951
     Gas stored underground                                                        (1,116)              7,120
     Accounts payable                                                              (6,617)             (2,916)
     Accrued taxes                                                                (10,015)             17,420
     Other                                                                         (2,429)             17,002
                                                                        ------------------  ------------------
       Net cash flows from operating activities                                    83,445             144,804
                                                                        ------------------  ------------------
--------------------------------------------------------------------------------------------------------------
Cash flows used for financing activities:
     Common stock dividends                                                       (30,990)            (29,562)
     Preferred stock dividends                                                     (1,656)             (1,656)
     Net change in short-term borrowings                                           14,500             (25,215)
     Other                                                                         (3,012)                785
                                                                        ------------------  ------------------
       Net cash flows used for financing activities                               (21,158)            (55,648)
                                                                        ------------------  ------------------
--------------------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
     Utility construction expenditures                                            (73,600)            (69,031)
     Nuclear decommissioning trust funds                                           (1,438)            (14,654)
     Other                                                                          4,249              (5,481)
                                                                        ------------------  ------------------
       Net cash flows used for investing activities                               (70,789)            (89,166)
                                                                        ------------------  ------------------
--------------------------------------------------------------------------------------------------------------
Net decrease in cash and temporary cash investments                                (8,502)                (10)
                                                                        ------------------  ------------------
--------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                          8,577                 307
                                                                        ------------------  ------------------
--------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                                  $75                $297
                                                                        ==================  ==================
--------------------------------------------------------------------------------------------------------------
Supplemental cash flows information:
  Cash paid during the period for:
    Interest                                                                      $20,180             $19,668
                                                                        ==================  ==================
    Income taxes, net of refunds                                                  $24,267              $4,396
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

   In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and six months ended June 30, 2003 and 2002, (b) the consolidated financial position at June 30, 2003 and Dec. 31, 2002, and (c) the consolidated statement of cash flows for the six months ended June, 2003 and 2002, have been made. Because of the seasonal nature of WP&L's operations, results for the three and six months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2003. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation.

2. WP&L's comprehensive income, and the components of other comprehensive loss, net of taxes, for the three and six months ended June 30 were as follows (in thousands):

                                                                    Three Months                   Six Months
                                                            -----------------------------  ----------------------------
                                                                2003            2002           2003           2002
                                                            -------------   -------------  -------------  -------------
Earnings available for common stock                             $19,025         $11,961         $28,312        $26,878
        Unrealized holding losses on qualifying
           derivatives, net of tax                                   --            (521)         (5,914)          (299)
        Less:  reclassification adjustment for gains
           (losses) included in earnings available
           for common stock, net of tax                              --              --          (5,597)         4,287
                                                            -------------   -------------  -------------  -------------
     Net unrealized losses on qualifying derivatives                 --            (521)           (317)        (4,586)
                                                            -------------   -------------  -------------  -------------
   Other comprehensive loss                                          --            (521)           (317)        (4,586)
                                                            -------------   -------------  -------------  -------------
Comprehensive income                                            $19,025         $11,440         $27,995        $22,292
                                                            =============   =============  =============  =============

3. Certain financial information relating to WP&L's significant business segments is presented below. Gas revenues included $5 million for both the three months ended June 30, 2003 and 2002, and $22 million and $8 million for the six months ended June 30, 2003 and 2002, respectively, for sales to the electric segment. All other intersegment revenues were not material to WP&L's operations.

                                                       Electric        Gas          Other         Total
                                                    --------------------------------------------------------
                                                                         (in thousands)
     Three Months Ended June 30, 2003
     --------------------------------
     Operating revenues                                 $209,392      $35,727         $1,400      $246,519
     Operating income (loss)                              35,928       (3,604)           246        32,570
     Earnings available for common stock                                                            19,025

     Three Months Ended June 30, 2002
     --------------------------------
     Operating revenues                                 $186,384      $29,854         $1,228      $217,466
     Operating income (loss)                              28,444         (128)           274        28,590
     Earnings available for common stock                                                            11,961

     Six Months Ended June 30, 2003
     ------------------------------
     Operating revenues                                 $422,088     $166,931         $2,777      $591,796
     Operating income                                     34,652       16,007            424        51,083
     Earnings available for common stock                                                            28,312

     Six Months Ended June 30, 2002
     ------------------------------
     Operating revenues                                 $358,143      $86,353         $2,518      $447,014
     Operating income                                     46,953        5,120            660        52,733
     Earnings available for common stock                                                            26,878


10. WP&L utilizes several synthetic leases to finance certain utility railcars and a utility radio dispatch system that were not included on WP&L's Consolidated Balance Sheets. WP&L has guaranteed the residual value of its synthetic leases totaling $14.3 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease, the latest of which is April 2015.

14. Earnings (losses) on WP&L's nuclear decommissioning trust funds of $1.8 million and ($1.1) million for the three months ended June 30, 2003 and 2002, respectively, and $3.5 million and $5.3 million for the six months ended June 30, 2003 and 2002, respectively, are included in "Interest income" in WP&L's Consolidated Statements of Income. A corresponding offset is recorded in "Depreciation and amortization" expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The primary first tier subsidiaries of Alliant Energy include: IP&L, WP&L, Resources and Corporate Services. Among various other regulatory constraints, Alliant Energy is operating as a registered public utility holding company subject to the limitations imposed by PUHCA. This MD&A includes information relating to Alliant Energy, IP&L and WP&L (as well as Resources and Corporate Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report as well as the financial statements, notes and MD&A included in Alliant Energy's Current Report on Form 8-K, dated June 4, 2003, and IP&L's and WP&L's latest Annual Report on Form 10-K.

                          FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: weather effects on sales and revenues; economic and political conditions in Alliant Energy's domestic and international service territories; federal, state and international regulatory or governmental actions, including the ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs and the earning of reasonable rates of return, as well as the payment of expected levels of dividends; Alliant Energy's ability to complete proposed asset divestitures at expected values and on expected timelines; unanticipated construction and acquisition expenditures; issues related to the supply of purchased electricity and price thereof, including the ability to recover purchased-power and fuel costs through rates; risks related to the operations of Alliant Energy's nuclear facilities; costs associated with Alliant Energy's environmental remediation efforts and with environmental compliance generally; developments that adversely impact Alliant Energy's ability to implement its strategic plan; improved results from Alliant Energy's Brazil investments, the ability of Alliant Energy's Brazil investments to refinance certain debt outstanding and no material adverse changes in the rates allowed by the Brazilian regulators; improved performance by Alliant Energy's other non-regulated businesses as a whole; no material permanent declines in the fair market value of, or expected cash flows from, Alliant Energy's investments; continued access to the capital markets; Alliant Energy's ability to continue cost controls and operational efficiencies; Alliant Energy's ability to identify and successfully complete proposed acquisitions and development projects; access to technological developments; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; inflation rates; and factors listed in "Other Matters - Other Future Considerations." Alliant Energy assumes no obligation, and disclaims any duty, to update the forward-looking statements in this report.

                               STRATEGIC ACTIONS

Alliant Energy continues to make significant progress relating to implementing the plan it outlined in November 2002 to strengthen its financial profile. An update on such progress follows.

o Asset sales and related debt reduction -
  o In April 2003, Alliant Energy completed the sale of its Australian assets to New Zealand-based Meridian. In July 2003, Alliant Energy completed the sales of its affordable housing and SmartEnergy businesses.
  o In July 2003, Whiting Petroleum Holdings, Inc. (a company formed to be a holding company for Whiting) filed a registration statement with the SEC relating to an IPO of its common stock. All of the shares of common stock to be sold in the proposed IPO will be offered by Alliant Energy. Alliant Energy currently intends to sell 51% or more of its interest in Whiting later in 2003 in the proposed IPO and currently plans to divest its remaining interest in Whiting by June 30, 2004, subject to market conditions.
  o If the proposed Whiting IPO is successfully executed, Alliant Energy would no longer consolidate its investment in Whiting. Whiting had $185 million of debt outstanding as of June 30, 2003. As a result, Whiting's debt would no longer be reported on Alliant Energy's balance sheet after the proposed IPO. In addition, Alliant Energy expects to use proceeds from the proposed IPO for debt reduction as well as some or all of the proceeds received from the divestiture of the remainder of its Whiting business. The amount of proceeds ultimately received from Alliant Energy's divestiture of its Whiting business, and the timing of the completion of the transactions, is subject to a variety of factors, including the transaction structures used to exit this business.
  o Alliant Energy is in the process of selling some or all of its utility water business and has entered into an agreement in principle for the sale of its water utility serving the Beloit area at a sale price of $21 million, subject to contingencies including regulatory approvals and financing. Alliant Energy also continues the pursuit of the sale of its water utilities serving the Ripon and South Beloit areas.
  o As a result of the above completed and proposed asset sales, Alliant Energy expects to achieve aggregate debt reductions in excess of $800 million with a significant majority, if not all, expected to occur in 2003 with any remainder in 2004. Debt reductions realized to-date as a result of the asset sales are as follows (in millions):
         o     Australia                              $320
         o     Affordable housing and SmartEnergy      110 (in July/August 2003)
                                                     -----
         o     Total                                  $430
                                                     =====
  o Alliant Energy also expects to generate debt reductions of approximately $40 million in the coming months as a result of incremental tax benefits realized from the asset sales it has completed thus far.
  o Alliant Energy also continues to divest other less material assets and will continue reviewing other ways to narrow its strategic focus and business platforms. The proceeds realized from such asset sales are also expected to be available for debt reduction.
  o Alliant Energy may be required to pay premiums in connection with a portion of its debt reductions, which could result in charges to its earnings from continuing operations.
o Common equity offering - in July 2003, Alliant Energy completed a public offering of 17.25 million shares of its common stock at a price per share to the public of $19.25. The net proceeds of approximately $318 million were used to make capital contributions of $200 million and approximately
  $118 million to WP&L and IP&L, respectively, in support of their respective domestic utility generation and reliability initiatives. The WP&L contribution satisfies an April 2003 PSCW order that required an equity infusion of $200 million by Alliant Energy into WP&L by July 2003, thus no customer refund is necessary. Consistent with the terms of the Alliant
  Energy short-term credit facility, the amount of borrowing capability under the facility was reduced by $18 million following the completion of the common equity offering.
o Common stock dividend - Alliant Energy reduced its targeted annual common stock dividend from $2.00 per share to $1.00 per share effective with the dividend declared and paid in the first quarter of 2003.
o Anticipated construction and acquisition expenditures for 2002 and 2003 - Alliant Energy reduced such aggregate expenditures by approximately $400 million from the plan that existed earlier in 2002.
o Cost control - Alliant Energy is implementing additional cost control measures through its new Six Sigma program, its enterprise resource planning system that was placed in service in October 2002 and by a heightened focus on operating its domestic utility business in a manner that aligns operating expenses with the revenues granted in various rate filings.

As a result of the progress noted above and the fact that Alliant Energy's cost control initiatives are expected to be an ongoing part of its business and, hence, will never be fully completed, Alliant Energy has now successfully executed all of its strategic actions announced in November 2002 other than the divestiture of its Whiting business.

                         RATES AND REGULATORY MATTERS

A summary of the regulatory environment is included in Alliant Energy's Current Report on Form 8-K dated June 4, 2003, and the Form 10-K filed by IP&L and WP&L for the year ended Dec. 31, 2002. Set forth below are several recent developments relating to the regulatory environment.

Alliant Energy's merger-related price freezes expired in April 2002 in all of its primary domestic utility jurisdictions and it has been addressing the recovery of its utility cost increases through numerous rate filings.
Details of these rate cases are as follows (dollars in millions):

                                                                                                 Expected   Return
                                                   Interim     Interim      Final       Final      Final      on
                   Utility  Filing   Increase     Increase    Effective   Increase    Effective  Effective  Common
      Case          Type     Date    Requested   Granted (1)    Date     Granted (1)    Date       Date     Equity     Notes
------------------ -------- -------- ----------- ------------ ---------- ------------ ---------- ---------- ---------- -------
WP&L:
  2002 retail       E/G/W    8/01        $104          $49      4/02           $82      9/02        N/A       12.3%
  2003 retail       E/G/W    5/02         123           --       N/A            81      4/03        N/A        12%       (2)
  2004 retail       E/G/W    3/03          87          TBD       TBD           TBD       TBD       1/04        TBD
  Wholesale           E      2/02           6            6      4/02             3      1/03        N/A        N/A
  Wholesale           E      3/03           5            5      7/03           TBD       TBD       10/03       N/A       (3)
IP&L retail - IA      E      3/02          82           15      7/02            26      5/03        N/A      11.15%
IP&L retail - IA      G      7/02          20           17      10/02           13       TBD       8/03      11.05%      (4)
IP&L retail - MN      E      5/03           5            2      7/03           TBD       TBD       4/04        TBD
                                     ----------- ------------            ------------
   Total                                 $432          $94                    $205
                                     =========== ============            ============

(1) Interim rate relief is implemented, subject to refund, pending determination of final rates. The final rate relief granted replaces the amount of interim rate relief granted.
(2) A party to the case representing selected commercial and industrial electric customers has filed an appeal to the judicial system to have the decision in this case remanded back to the PSCW for further consideration on issues of revenue increase amount and rate design. WP&L believes it is unlikely that the final outcome of this appeal will result in any changes to revenues or net income.
(3) WP&L has a rate change moratorium agreement with a wholesale customer group that expired in July 2003. The requested rates went into effect in July 2003, subject to refund. Settlement discussions are currently underway.
(4) Since the final increase is lower than the interim relief granted in October 2002, a refund plan was filed with the IUB in July 2003. IP&L is reserving all amounts related to the anticipated refund.

A significant portion of the rate increases included in the previous table reflect the recovery of increased costs incurred by IP&L and WP&L, or costs they expect to incur, thus the increase in revenues related to these rate increases are not expected to result in a corresponding increase in income. IP&L announced in April 2003 that it will not file for an Iowa electric rate increase in 2003, based on 2002 test year information, due to the fact that the rate increase requested would have been modest and to ensure the case that IP&L expects to file in 2004 would not be delayed awaiting a decision on a case that would have been filed in 2003. The case IP&L expects to file in 2004 will include costs associated with the $400 million 500-MW combined cycle natural gas plant currently under construction in Iowa. IP&L, WP&L and South Beloit are currently in the process of determining what other rate case filings may be made in 2003.

WP&L's retail electric rates are based on annual forecasted fuel and purchased-power costs. In June 2003, WP&L received approval from the PSCW to refund approximately $8 million to its retail electric customers due to overcollection of past fuel and purchased-power costs. The refund was completed in July 2003 and the impact of such refund had no material impact on WP&L's results of operations given reserves for such refund that it had previously recorded.

In 2002, IP&L filed with the IRS for a change in method of accounting for tax purposes for 1987 through 2001 that would allow a current deduction related to mixed service costs. Such costs had previously been capitalized and depreciated for tax purposes over the appropriate tax lives. This change would create a significant current tax benefit that has not been reflected in IP&L's results of operations pending a decision from the IUB on the required rate making treatment of the benefit. In its April 2003 order, the IUB approved IP&L's proposed accounting treatment to defer the tax savings resulting from the change of accounting method until the IRS audit on this issue is complete. The rate making impact will be addressed once the issue is resolved with the IRS, which is expected to occur in 2004. There would be no material negative impact on IP&L's results of operations or financial position should the IRS reject IP&L's proposal.

In June 2003, the IUB dismissed, without prejudice, IP&L's plan to contribute and transfer transmission assets of 69 KV and greater to TRANSLink, a for-profit, transmission-only company. However, the IUB encouraged the participating companies to revise and refile their reorganization applications. IP&L is currently evaluating its options with respect to TRANSLink.

IP&L and WP&L are members of the Midwest ISO, which is in the process of restructuring the bulk power market in its domain. Such restructuring could have an impact on the costs associated with Alliant Energy serving its utility customers' energy requirements. Given the anticipated regulatory treatment of any potential cost differences, Alliant Energy does not currently expect the ultimate outcome will have a material impact on its results of operations or financial condition.

Legislation is currently pending in the U.S. Congress that would repeal PUHCA. However, it is uncertain when or whether such legislation will be enacted.

                     ALLIANT ENERGY RESULTS OF OPERATIONS

Unless otherwise noted, all "per share" references in the Results of Operations section refer to earnings per diluted share.

Overview - Second Quarter Results - Alliant Energy's net income (loss) and
---------------------------------
EPS for the second quarter were as follows (dollars in millions; totals may not foot due to rounding):

                                                                        2003                        2002
                                                            --------------------------- -----------------------------
Earnings (loss) from continuing operations:                   Net Income        EPS        Net Income       EPS
                                                            --------------- ----------- --------------- --------------
    Utility                                                      $22.6           $0.25        $26.9         $0.30
    Non-regulated (Resources)                                     (2.2)          (0.02)       (25.5)        (0.28)
    Alliant Energy parent and other (primarily taxes,
      interest and administrative and general)                    (8.7)          (0.10)        (6.9)        (0.08)
                                                            --------------- ----------- --------------- --------------
          Total earnings (loss) from continuing operations        11.7            0.13         (5.5)        (0.06)
Earnings from discontinued operations:
    Operating results                                              5.8            0.06          6.0          0.07
    Gain on sale of discontinued operations                       40.7            0.44           --           --
    Non-cash valuation and other accounting adjustments:
       Southern Hydro SFAS 133 income (loss)                      (0.1)            --           5.8          0.06
       Discontinuing depreciation, depletion and amortization
          of assets held for sale                                  6.9            0.07           --           --
       Valuation adjustments and selling costs                   (32.9)          (0.35)          --           --
                                                            --------------- ----------- --------------- --------------
          Total earnings from discontinued operations             20.4            0.22         11.8          0.13
                                                            --------------- ----------- --------------- --------------
Net income                                                       $32.2           $0.35         $6.3         $0.07
                                                            =============== =========== =============== ==============

The lower utility earnings from continuing operations were largely due to milder weather conditions in the second quarter of 2003 compared to the same period in 2002. The positive impact on electric utility margin of several rate increases implemented in the last twelve months was largely offset by higher utility operating expenses and a higher utility effective income tax rate. The significant improvement in non-regulated results from continuing operations was primarily due to a $0.19 per share increase in the results from Alliant Energy's International business unit and $0.11 per share of asset valuation charges recorded in the second quarter of 2002. Alliant Energy recorded an after-tax gain on the sale of its Australian business of $41 million in the second quarter of 2003. In addition, the second quarter of 2003 results reflect after-tax charges of $33 million for valuation adjustments to reflect updated estimates of the market value of the $634 million of assets Alliant Energy classified as assets held for sale as of June 30, 2003 as well as selling costs related to the asset divestitures.

Domestic Electric Utility Margins - Electric margins and MWh sales for
---------------------------------
Alliant Energy for the three months ended June 30 were as follows (in thousands):

                                           Revenues and Costs                         MWhs Sold
                                 ---------------------------------------  -----------------------------------
                                      2003          2002       Change        2003         2002      Change
                                 ---------------------------------------  -----------------------------------
Residential                         $145,265       $135,032       8%          1,499       1,643       (9%)
Commercial                            98,659         90,209       9%          1,335       1,339       --
Industrial                           147,121        134,314      10%          3,096       3,153       (2%)
                                 ----------------------------             -------------------------
   Total from ultimate customers     391,045        359,555       9%          5,930       6,135       (3%)
Sales for resale                      40,581         38,970       4%          1,223       1,219       --
Other                                 12,482         14,125     (12%)            43          42        2%
                                 ----------------------------             -------------------------
   Total revenues/sales              444,108        412,650       8%          7,196       7,396       (3%)
                                                                          =========================
Electric production fuels expense     82,033         70,980      16%
Purchased-power expense               88,053         91,496      (4%)
                                 ----------------------------
   Margin                           $274,022       $250,174      10%
                                 ============================

Electric margins and MWh sales for Alliant Energy for the six months ended June 30 were as follows (in thousands):

                                           Revenues and Costs                         MWhs Sold
                                 ---------------------------------------- -----------------------------------
                                      2003          2002        Change       2003        2002       Change
                                 ---------------------------------------- -----------------------------------
Residential                         $311,413       $272,279       14%         3,569       3,516        2%
Commercial                           190,788        168,001       14%         2,723       2,635        3%
Industrial                           267,406        242,394       10%         5,990       5,999       --
                                 -----------------------------            ------------------------
   Total from ultimate customers     769,607        682,674       13%        12,282      12,150        1%
Sales for resale                      91,822         75,380       22%         2,555       2,422        5%
Other                                 25,704         25,358        1%            94          86        9%
                                 -----------------------------            ------------------------
   Total revenues/sales              887,133        783,412       13%        14,931      14,658        2%
                                                                          ========================
Electric production fuels expense    147,893        129,741       14%
Purchased-power expense              218,432        163,833       33%
                                 -----------------------------
   Margin                           $520,808       $489,838        6%
                                 =============================

Electric margin increased $23.8 million, or 10%, and $31.0 million, or 6%, for the three- and six-month periods, respectively, primarily related to the impact of various rate increases implemented in the second half of 2002 and the first six months of 2003, including increased revenues to recover a significant portion of increased operating expenses, and increased sales resulting from continued modest retail customer growth. The three-month increase was partially offset by milder weather conditions in the second quarter of 2003 compared to the same period in 2002. The six-month increase was partially offset by higher purchased-power and fuel costs at WP&L, which are being recovered with new rates effective in April 2003. Under PSCW rules, WP&L can seek emergency rate increases if its annual purchased-power and fuel costs are more than 3% higher than the estimated costs used to establish rates. In April 2003, WP&L implemented seasonal electric rates that result in higher rates for the period from June 1 through September 30 and lower rates in all other periods. As a result, total annual revenues are not expected to be impacted significantly, however, it is expected that going forward, each year's second and third quarter revenues will be higher and first and fourth quarter revenues will be lower. Such seasonal rates will impact this year to last year quarterly revenues through the first quarter of 2004.

Gas Utility Margins - Gas margins and Dth sales for Alliant Energy for the
-------------------
three months ended June 30 were as follows (in thousands):

                                           Revenues and Costs                         Dths Sold
                                 ---------------------------------------  -----------------------------------
                                     2003          2002        Change        2003         2002      Change
                                 ---------------------------------------  -----------------------------------
Residential                         $43,277        $34,991      24%            4,100       4,731      (13%)
Commercial                           21,794         16,956      29%            2,650       2,903       (9%)
Industrial                            5,422          4,076      33%              824         882       (7%)
Transportation/other                  5,899          9,343     (37%)           9,880      10,339       (4%)
                                 ----------------------------             -------------------------
   Total revenues/sales              76,392         65,366      17%           17,454      18,855       (7%)
                                                                          =========================
Cost of utility gas sold             49,744         38,719      28%
                                 ----------------------------
   Margin                           $26,648        $26,647      --
                                 ============================

Gas margins and Dth sales for Alliant Energy for the six months ended June 30 were as follows (in thousands):

                                           Revenues and Costs                         Dths Sold
                                 --------------------------------------- ------------------------------------
                                      2003          2002       Change        2003         2002      Change
                                 --------------------------------------- ------------------------------------
Residential                         $192,221      $111,577       72%         20,043       18,150      10%
Commercial                            98,316        54,952       79%         11,915       10,733      11%
Industrial                            17,494        10,117       73%          2,489        2,351       6%
Transportation/other                  26,242        16,961       55%         24,612       23,153       6%
                                 ----------------------------            --------------------------
   Total revenues/sales              334,273       193,607       73%         59,059       54,387       9%
                                                                         ==========================
Cost of utility gas sold             238,069       122,475       94%
                                 ----------------------------
   Margin                            $96,204       $71,132       35%
                                 ============================

Gas revenues and cost of utility gas sold increased significantly for the six-month period due to the large increase in natural gas prices from the first half of 2002. Due to Alliant Energy's rate recovery mechanisms for gas costs, these increases alone had little impact on gas margin. Gas margin increased $25.1 million, or 35%, for the six-month period, primarily due to various rate increases, increased sales, which were largely due to more favorable weather conditions and continued modest retail customer growth, and improved performance related to WP&L's performance-based commodity cost recovery program (benefits are shared by ratepayers and shareowners).

Refer to "Rates and Regulatory Matters" for discussion of various electric and gas rate filings.

Non-regulated and Other Revenues - Details regarding Alliant Energy's
--------------------------------
non-regulated and other revenues for the three and six months ended June 30 were as follows (in thousands):

                                       Three Months                       Six Months
                               ------------------------------   -------------------------------
                                    2003            2002             2003             2002
                               ---------------  -------------   ---------------   -------------
Integrated Services                $79,169          $28,757         $226,922          $61,295
International                       26,671           23,693           55,142           49,424
Investments                          6,921            6,668           12,942           12,620
Other (includes eliminations)       13,031            7,326           25,670           15,538
                               ---------------  -------------   ---------------   -------------
                                  $125,792          $66,444         $320,676         $138,877
                               ===============  =============   ===============   =============

The increased Integrated Services revenues for both periods were primarily due to increased gas revenues at Alliant Energy's natural gas marketing business, NG Energy, largely due to higher natural gas prices and volumes, and increased revenues at Alliant Energy's environmental consulting business. The increased Other revenues for both periods was primarily due to Resources' purchase of a 309-MW natural-gas fired power plant in Wisconsin in February 2003. Refer to Note 12 of Alliant Energy's "Notes to Consolidated Financial Statements" for further discussion of NG Energy.

Other Operating Expenses - Other operation and maintenance expenses for the
------------------------
three and six months ended June 30 were as follows (in thousands):

                                       Three Months                       Six Months
                               ------------------------------    ------------------------------
                                   2003             2002             2003             2002
                               --------------   -------------    -------------    -------------
Utility                           $158,570         $131,526         $310,139          $263,422
Integrated Services                 78,269           26,561          217,464            54,515
International                       19,407           20,073           39,169            40,418
Investments                          4,464            3,794            8,201             7,508
Other (includes eliminations)        4,845              982            7,537             2,605
                               --------------   -------------    -------------    -------------
                                  $265,555         $182,936         $582,510          $368,468
                               ==============   =============    =============    =============

The utility increase for both periods was primarily due to increases in the amortization of deferred costs that are now being recovered in rates, the impact of a planned refueling outage at Kewaunee in the second quarter of 2003 and higher uncollectible customer accounts, employee benefits and insurance expenses. The three-month increase was partially offset by lower fossil generation expenses, largely due to the timing of plant maintenance activities. A significant portion of these cost increases are being recovered as a result of the rate increases implemented in 2002 and 2003. Refer to "Rates and Regulatory Matters" for additional information. The Integrated Services and Other increases were largely driven by the same factors impacting the revenue variances.

Depreciation and amortization expense increased $7.4 million and $11.5 million for the three- and six-month periods, respectively, primarily due to acquisitions at the non-regulated businesses, higher contributions to IP&L's nuclear decommissioning trust fund and utility property additions.

Taxes other than income taxes decreased $4.4 million and $6.1 million for the three- and six-month periods, respectively, largely due to decreased property taxes. Refer to "IP&L Results of Operations" for further discussion.

Interest Expense and Other - Interest expense increased $10.2 million and
--------------------------
$21.2 million for the three- and six-month periods, respectively, primarily due to higher average borrowing rates at Resources due to an increase in the mix of long-term versus short-term debt outstanding and additional debt outstanding at IP&L and the parent company.

Equity income (loss) from Alliant Energy's unconsolidated investments for the three and six months ended June 30 was as follows (in thousands):

                                            Three Months                     Six Months
                                     ----------------------------   -----------------------------
                                         2003           2002            2003            2002
                                     -------------  -------------   --------------  -------------
ATC                                      $3,962         $3,061           $7,856         $7,174
New Zealand                               1,615            144            2,452            662
Brazil                                    6,825         (7,230)           2,239         (8,924)
China*                                      269            157              594            475
Synfuel (began operations 5/02)          (5,181)        (2,999)         (10,075)        (2,999)
Other                                     1,747             58            1,917             16
                                     -------------  -------------   --------------  -------------
                                         $9,237        ($6,809)          $4,983        ($3,596)
                                     =============  =============   ==============  =============

* Majority of investments are accounted for under the consolidation method.

Equity income from unconsolidated investments increased $16.0 million and $8.6 million for the three- and six-month periods, respectively. The increased earnings for Brazil for both periods was primarily due to: foreign currency transaction gains (losses) of $2.5 million and ($3.6) million recorded in the second quarter of 2003 and 2002, respectively, related to $39 million in debt at one of the Brazilian operating companies; a 4.3% increase in electricity sales in the second quarter of 2003, compared to the same period in 2002; rate increases implemented at four of the Brazilian operating companies in the first half of 2003; a second quarter 2002 charge of $3.1 million related to the recovery in Brazil of the impacts of rationing; and other prior costs; these items were partially offset by higher interest expense at the Brazilian companies. In the second quarter of 2002, Synfuel, a direct subsidiary of Resources, purchased an equity interest in a synthetic fuel processing facility which generates operating losses at its fuel processing facility, which are more than offset by tax credits and the tax benefit of the losses the project generates. All tax benefits are included in "Income taxes" in Alliant Energy's Consolidated Statements of Income. Refer to "Other Matters - Other Future Considerations" for further discussion of the tax credits associated with the Synfuel investment.

AFUDC increased $2.9 million and $5.1 million for the three- and six-month periods, respectively, primarily due to increased construction expenditures at IP&L related to the $400 million generating facility it is constructing in Iowa under its Power Iowa program.

Preferred dividend requirements of subsidiaries increased $2.3 million and $4.8 million for the three- and six-month periods, respectively, due to an increase in the principal amount of preferred stock outstanding at IP&L and a higher dividend rate.

Refer to Note 7 of Alliant Energy's "Notes to Consolidated Financial Statements" for discussion of the asset valuation charge recorded by Alliant Energy in the first quarter of 2002 related to its McLeod available-for-sale securities.

Miscellaneous, net income increased $14.7 million and $21.9 million for the three- and six-month periods, respectively, primarily due to the recording of pre-tax asset valuation charges in 2002 related to Alliant Energy's investments in Enermetrix (Q1 $8.5 million); Energy Technologies (Q1 $5.0 million); and a loan receivable from a Mexican development company in connection with development of a resort community in Mexico (Q2 $6.9 million). Also contributing to the increase for both periods were improvements in the pre-tax, non-cash SFAS 133 valuation adjustments related to the derivative component of Alliant Energy's exchangeable senior notes and McLeod trading securities.

Income Taxes - The effective income tax rates were 28.4% and 29.4% for the
------------
three- and six-month periods ended June 30, 2003, respectively, while the effective rates for the same periods in 2002 were not meaningful given the insignificant amount of pre-tax loss from continuing operations in such periods. The effective tax rate for both periods was lower than the statutory federal income tax rate of 35% largely due to the impact of tax credits, which were partially offset by property-related temporary differences for which deferred taxes are not provided pursuant to rate making principles, and the impact of state taxes.

Income from Discontinued Operations - Income from discontinued operations
-----------------------------------
increased $8.6 million and decreased $18.1 million for the three- and six-month periods, respectively. The three-month increase was discussed earlier in "Overview - Second Quarter Results." The six-month decrease was primarily due to the recording of after-tax valuation adjustments in 2003 of $59 million to reflect updated estimates of the market value, less selling costs, of Alliant Energy's assets classified as held for sale and lower non-cash SFAS 133 income in 2003 related to the valuation of electricity derivatives at Southern Hydro. These items were partially offset by the after-tax gain on the sale of Alliant Energy's Australian business of $41 million recorded in the second quarter of 2003, impact of discontinuing depreciation, depletion and amortization of Alliant Energy's assets held for sale in 2003 and higher oil and gas prices at Whiting. Refer to Note 8 of Alliant Energy's "Notes to Consolidated Financial Statements" for further discussion of Alliant Energy's discontinued operations.

Cumulative Effect of Changes in Accounting Principles - In the first quarter
-----------------------------------------------------
of 2003, Alliant Energy recorded after-tax charges of $4 million and $2 million for the cumulative effect of changes in accounting principles related to the adoption on Jan. 1, 2003 of SFAS 143 and EITF Issue 02-3 within its oil and gas and Integrated Services businesses, respectively. The oil and gas business has been classified as held for sale. Refer to Notes 11 and 12 of Alliant Energy's "Notes to Consolidated Financial Statements" for further information.

                          IP&L RESULTS OF OPERATIONS

Overview - Second Quarter Results - Earnings available for common stock
---------------------------------
decreased $10.2 million, primarily due to increased operating expenses, preferred dividend requirements and a higher effective income tax rate.

Electric Utility Margins - Electric margins and MWh sales for IP&L for the
------------------------
three months ended June 30 were as follows (in thousands):

                                           Revenues and Costs                         MWhs Sold
                                 ---------------------------------------  -----------------------------------
                                      2003          2002       Change        2003        2002       Change
                                 ---------------------------------------  -----------------------------------
Residential                          $74,629         $76,432     (2%)           767        897       (14%)
Commercial                            57,326          54,191      6%            819        810         1%
Industrial                            86,819          80,467      8%          1,933      2,008        (4%)
                                 -----------------------------            ------------------------
   Total from ultimate customers     218,774         211,090      4%          3,519      3,715        (5%)
Sales for resale                       8,081           8,400     (4%)           288        350       (18%)
Other                                  7,861           6,776     16%             25         26        (4%)
                                 -----------------------------            ------------------------
   Total revenues/sales              234,716         226,266      4%          3,832      4,091        (6%)
                                                                          ========================
Electric production fuels expense     47,931          39,194     22%
Purchased-power expense               37,438          37,062      1%
                                 -----------------------------
   Margin                           $149,347        $150,010     --
                                 =============================

Electric margins and MWh sales for IP&L for the six months ended June 30 were as follows (in thousands):

                                           Revenues and Costs                         MWhs Sold
                                 ---------------------------------------  -----------------------------------
                                      2003          2002       Change        2003         2002      Change
                                 ---------------------------------------  -----------------------------------
Residential                         $164,329        $152,397       8%         1,923       1,919       --
Commercial                           111,595         100,272      11%         1,677       1,598        5%
Industrial                           156,042         143,334       9%         3,779       3,842       (2%)
                                 -----------------------------            -------------------------
   Total from ultimate customers     431,966         396,003       9%         7,379       7,359       --
Sales for resale                      18,415          16,398      12%           591         658      (10%)
Other                                 14,664          12,868      14%            52          54       (4%)
                                 -----------------------------            -------------------------
   Total revenues/sales              465,045         425,269       9%         8,022       8,071       (1%)
                                                                          =========================
Electric production fuels expense     75,577          67,685      12%
Purchased-power expense               82,494          65,221      26%
                                 -----------------------------
   Margin                           $306,974        $292,363       5%
                                 =============================

Electric margin decreased $0.7 million and increased $14.6 million, or 5%, for the three- and six-month periods, respectively. The three-month decrease was primarily due to lower sales volumes due to milder weather conditions in the second quarter of 2003 compared to the same period in 2002 and lower industrial sales. These items were largely offset by the impact of retail rate increases implemented in 2002 and 2003, including increased revenues to recover a significant portion of IP&L's increased operating expenses, lower purchased-power capacity costs and increased sales resulting from continued modest retail customer growth. The six-month increase was primarily due to the impact of retail rate increases implemented in 2002 and 2003, increased sales resulting from continued modest retail customer growth and lower-purchased-power capacity costs.

Gas Utility Margins - Gas margins and Dth sales for IP&L for the three months
-------------------
ended June 30 were as follows (in thousands):

                                           Revenues and Costs                         Dths Sold
                                 ---------------------------------------  -----------------------------------
                                      2003          2002       Change        2003        2002       Change
                                 ---------------------------------------  -----------------------------------
Residential                          $24,636        $20,517      20%          2,325       2,706      (14%)
Commercial                            11,428          9,499      20%          1,380       1,553      (11%)
Industrial                             4,144          3,116      33%            678         685       (1%)
Transportation/other                     457          2,380     (81%)         6,546       6,347        3%
                                 -----------------------------            ------------------------
   Total revenues/sales               40,665         35,512      15%         10,929      11,291       (3%)
                                                                          ========================
Cost of gas sold                      27,222         22,210      23%
                                 -----------------------------
   Margin                            $13,443        $13,302       1%
                                 =============================

Gas margins and Dth sales for IP&L for the six months ended June 30 were as follows (in thousands):

                                           Revenues and Costs                         Dths Sold
                                 ---------------------------------------  -----------------------------------
                                      2003          2002       Change         2003        2002       Change
                                 ---------------------------------------  -----------------------------------
Residential                         $102,846       $64,377       60%          11,770      10,644        11%
Commercial                            50,057        31,002       61%           6,644       6,049        10%
Industrial                            11,199         6,583       70%           1,768       1,569        13%
Transportation/other                   3,240         5,292      (39%)         14,889      14,273         4%
                                 ----------------------------             --------------------------
   Total revenues/sales              167,342       107,254       56%          35,071      32,535         8%
                                                                          ==========================
Cost of gas sold                     118,993        68,570       74%
                                 ----------------------------
   Margin                            $48,349       $38,684       25%
                                 ============================

Gas revenues and cost of gas sold increased significantly for the six-month period due to the large increase in natural gas prices from the first half of 2002. Such increases alone had no impact on IP&L's gas margin given its rate recovery mechanism for gas costs. Gas margin increased $0.1 million, or 1%, and $9.7 million, or 25%, for the three- and six-month periods, respectively, primarily due to the impact of the retail rate increase effective in October 2002. The three-month increase was largely offset by the decreased sales. Increased sales, primarily due to more favorable weather conditions in the first quarter of 2003 compared to the same period in 2002, also contributed to the six-month increase.

Refer to "Rates and Regulatory Matters" for discussion of IP&L's electric and gas rate filings.

Other Operating Expenses - Other operation and maintenance expenses increased
------------------------
$4.9 million and $8.9 million for the three- and six-month periods, respectively, primarily due to increased employee benefits, uncollectible customer accounts and insurance expenses, partially offset by decreased electric transmission and distribution expenses.

Depreciation and amortization expense increased $4.6 million and $8.9 million for the three- and six-month periods, respectively, primarily due to increased amortization of software, increased contributions to the nuclear decommissioning trust fund and property additions.

Taxes other than income taxes decreased $3.7 million and $4.9 million for the three- and six-month periods, respectively, largely due to decreased property taxes, primarily related to an April 2003 property tax settlement.

IP&L appealed to the Iowa State Board of Tax Review, an agency of the State of Iowa, regarding assessments of Iowa property tax made by the Director of the Iowa Department of Revenue and Finance. The appeals involved assessments for the years 1994 through 1998 and sought reduction of the assessments reflecting the true value of IP&L's operating property. In April 2003, IP&L settled this matter with the Iowa Department of Revenue and Finance. IP&L expects to realize reductions in property tax expense of $7.7 million, $5.1 million, $3.6 million and $2.1 million in 2003, 2004, 2005, and 2006 and thereafter, respectively, in comparison to what property tax expense would have been without the settlement. The impact of the settlement on ratepayers will be addressed in future ratemaking proceedings.

Interest Expense and Other - AFUDC increased $2.1 million and $3.6 million
--------------------------
for the three- and six-month periods, respectively, due to increased construction expenditures related to the $400 million generating facility being constructed in Iowa under IP&L's Power Iowa program.

Miscellaneous, net income decreased $3.9 million and $3.5 million for the three- and six-month periods, respectively, primarily due to lower income from sales of non-commodity products and services.

Income Taxes - The effective income tax rates were 40.8% and 39.6% for the
------------
three- and six-month periods ended June 30, 2003, respectively, compared with 28.7% and 36.9% for the same periods last year. The increases were due to increases in property-related temporary differences for which deferred taxes were not provided pursuant to rate making principles, partially offset by the impact of state taxes.

Preferred Dividend Requirements - Preferred dividend requirements increased
-------------------------------
$2.3 million and $4.8 million for the three- and six-month periods, respectively, due to an increase in the principal amount of preferred stock outstanding and a higher dividend rate.

                          WP&L RESULTS OF OPERATIONS

Overview - Second Quarter Results - Earnings available for common stock
---------------------------------
increased $7.1 million, primarily due to higher electric margins, partially offset by increased operating expenses.

Electric Utility Margins - Electric margins and MWh sales for WP&L for the
------------------------
three months ended June 30 were as follows (in thousands):

                                           Revenues and Costs                         MWhs Sold
                                 ---------------------------------------  -----------------------------------
                                      2003          2002       Change        2003         2002      Change
                                 ---------------------------------------  -----------------------------------
Residential                          $70,636        $58,600      21%            732         746      (2%)
Commercial                            41,333         36,018      15%            516         530      (3%)
Industrial                            60,302         53,847      12%          1,163       1,145       2%
                                 ----------------------------             -------------------------
   Total from ultimate customers     172,271        148,465      16%          2,411       2,421      --
Sales for resale                      32,500         30,570       6%            935         870       7%
Other                                  4,621          7,349     (37%)            18          15      20%
                                 ----------------------------             -------------------------
   Total revenues/sales              209,392        186,384      12%          3,364       3,306       2%
                                                                          =========================
Electric production fuels expense     34,102         31,787       7%
Purchased-power expense               50,615         54,435      (7%)
                                 ----------------------------
   Margin                           $124,675       $100,162      24%
                                 ============================

Electric margins and MWh sales for WP&L for the six months ended June 30 were as follows (in thousands):

                                           Revenues and Costs                         MWhs Sold
                                 ---------------------------------------  -----------------------------------
                                      2003          2002       Change        2003         2002      Change
                                 ---------------------------------------  -----------------------------------
Residential                         $147,084       $119,882      23%          1,646       1,597        3%
Commercial                            79,193         67,729      17%          1,046       1,037        1%
Industrial                           111,364         99,060      12%          2,211       2,157        3%
                                 ----------------------------             -------------------------
   Total from ultimate customers     337,641        286,671      18%          4,903       4,791        2%
Sales for resale                      73,407         58,982      24%          1,964       1,763       11%
Other                                 11,040         12,490     (12%)            42          32       31%
                                 ----------------------------             -------------------------
   Total revenues/sales              422,088        358,143      18%          6,909       6,586        5%
                                                                          =========================
Electric production fuels expense     72,316         62,056      17%
Purchased-power expense              135,938         98,612      38%
                                 ----------------------------
   Margin                           $213,834       $197,475       8%
                                 ============================

Electric margin increased $24.5 million, or 24%, and $16.4 million, or 8%, for the three- and six-month periods, respectively, primarily due to the implementation of rate increases in 2002 and 2003, including increased revenues to recover a significant portion of WP&L's increased operating expenses, and increased sales resulting from continued modest retail customer growth. The three-month increase was partially offset by milder weather conditions in the second quarter of 2003 compared to the same period in 2002. The six-month increase was partially offset by higher purchased-power and fuel costs which are being recovered with new rates effective in April 2003. Under PSCW rules, WP&L can seek emergency rate increases if its annual purchased-power and fuel costs are more than 3% higher than the estimated costs used to establish rates. WP&L continued to see improvements in the economy as evidenced by the increased sales to industrial customers in both periods. In April 2003, WP&L implemented seasonal electric rates that result in higher rates for the period from June 1 through September 30 and lower rates in all other periods. As a result, total annual revenues are not expected to be impacted significantly, however, it is expected that going forward, each year's second and third quarter revenues will be higher and first and fourth quarter revenues will be lower. Such seasonal rates will impact this year to last year quarterly revenues through the first quarter of 2004.

Gas Utility Margins - Gas margins and Dth sales for WP&L for the three months
-------------------
ended June 30 were as follows (in thousands):

                                           Revenues and Costs                         Dths Sold
                                 ---------------------------------------  -----------------------------------
                                     2003          2002       Change         2003        2002      Change
                                 ---------------------------------------  -----------------------------------
Residential                         $18,641       $14,474       29%           1,775      2,025       (12%)
Commercial                           10,366         7,457       39%           1,270      1,350        (6%)
Industrial                            1,278           960       33%             146        197       (26%)
Transportation/other                  5,442         6,963      (22%)          3,334      3,992       (16%)
                                 ---------------------------              ------------------------
   Total revenues/sales              35,727        29,854       20%           6,525      7,564       (14%)
                                                                          ========================
Cost of gas sold                     22,522        16,509       36%
                                 ---------------------------
   Margin                           $13,205       $13,345       (1%)
                                 ===========================

Gas margins and Dth sales for WP&L for the six months ended June 30 were as follows (in thousands):

                                           Revenues and Costs                         Dths Sold
                                 ---------------------------------------  -----------------------------------
                                      2003         2002       Change         2003         2002      Change
                                 ---------------------------------------  -----------------------------------
Residential                         $89,375       $47,200        89%          8,273       7,506       10%
Commercial                           48,259        23,950       101%          5,271       4,684       13%
Industrial                            6,295         3,534        78%            721         782       (8%)
Transportation/other                 23,002        11,669        97%          9,723       8,880        9%
                                 ----------------------------             -------------------------
   Total revenues/sales             166,931        86,353        93%         23,988      21,852       10%
                                                                          =========================
Cost of gas sold                    119,076        53,905       121%
                                 ----------------------------
   Margin                           $47,855       $32,448        47%
                                 ============================

Gas revenues and cost of gas sold increased significantly for the six-month period due to the large increase in natural gas prices from the first half of 2002. Due to WP&L's rate recovery mechanism for gas costs, these increases alone had little impact on gas margin. Gas margin decreased $0.1 million, or 1%, and increased $15.4 million, or 47%, for the three- and six-month periods, respectively. The three-month decrease was primarily due to decreased sales, largely offset by the implementation of rate increases in 2002 and 2003. The six-month increase was primarily due to the implementation of rate increases in 2002 and 2003, increased sales largely due to more favorable weather conditions in the first quarter of 2003 compared to the same period in 2002 and improved results from WP&L's performance-based commodity cost recovery program (benefits are shared by ratepayers and shareowners).

Refer to "Rates and Regulatory Matters" for discussion of WP&L's electric and gas rate filings.

Other Operating Expenses - Other operation and maintenance expenses increased
------------------------
$20.3 million and $36.1 million for the three- and six-month periods, respectively, primarily due to increases in the amortization of deferred costs that are now being recovered in rates, the impact of a planned refueling outage at Kewaunee in the second quarter of 2003, uncollectible customer accounts, employee benefits and insurance expenses. The three-month increase was partially offset by lower fossil generation expenses, largely due to the timing of plant maintenance activities. A significant portion of these cost increases are being recovered as a result of the rate increases implemented in 2002 and 2003.

Depreciation and amortization expense increased $1.1 million and decreased $1.2 million for the three- and six-month periods, respectively, primarily due to changes in earnings on the nuclear decommissioning trust fund and property additions. The accounting for earnings on the nuclear decommissioning trust fund results in no net income impact. Interest income increases for earnings on the trust fund and the corresponding offset is recorded through depreciation expense.

Interest Expense and Other - Interest income increased $2.8 million and
--------------------------
decreased $1.9 million largely due to changes in earnings on the nuclear decommissioning trust fund.

Miscellaneous, net income increased $3.1 million and $1.3 million for the three- and six-month periods, respectively, primarily due to higher income from sales of non-commodity products and services.

Income Taxes - The effective income tax rates were 37.9% and 34.7% for the
------------
three- and six-month periods ended June 30, 2003, respectively, compared with 35.1% and 36.4%, respectively, for the same periods last year.

                        LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Six-Month Periods - Selected information from Alliant
------------------------------------
Energy's, IP&L's and WP&L's Consolidated Statements of Cash Flows for the six months ended June 30 was as follows (in thousands):

                                   Alliant Energy                   IP&L                       WP&L
                               -----------------------     -----------------------    -----------------------
Cash flows from (used for):       2003        2002            2003        2002           2003        2002
                               ----------- -----------     ----------- -----------    ----------- -----------
   Operating activities         $220,720    $262,330        $197,467    $140,492        $83,445    $144,804
   Financing activities            9,356      27,601          97,103     (24,721)       (21,158)    (55,648)
   Investing activities         (225,699)   (307,024)       (296,921)   (115,777)       (70,789)    (89,166)


Alliant Energy's cash flows from operating activities decreased $42 million primarily due to timing of Alliant Energy's refueling outages and changes in working capital; cash flows from financing activities decreased $18 million primarily due to net changes in the amount of debt issued and retired, partially offset by lower common stock dividends due to the dividend reduction implemented in the first quarter of 2003; cash flows used for investing activities decreased $81 million primarily due to proceeds received from the sale of Alliant Energy's Australian business in April 2003, partially offset by the 2003 acquisition by Resources of a natural gas-fired power plant in Wisconsin and increased construction and acquisition expenditures associated with the construction of the natural gas plant in Iowa as part of IP&L's Power Iowa program. IP&L's cash flows from operating activities increased $57 million primarily due to changes in working capital and the timing of a refueling outage at DAEC; cash flows from financing activities increased $122 million primarily due to net changes in the amount of short-term debt issued and retired; and cash flows used for investing activities increased $181 million primarily due to increased construction and acquisition expenditures associated with the construction of the Power Iowa natural gas plant. WP&L's cash flows from operating activities decreased $61 million primarily due to changes in working capital and the timing of a refueling outage at Kewaunee; and cash flows used for financing activities decreased $34 million primarily due to net changes in the amount of short-term debt issued and retired.

Common Equity - Refer to "Strategic Actions" for discussion of a common
-------------
equity offering completed by Alliant Energy in July 2003.

Debt - Alliant Energy and its subsidiaries are party to various credit
----
facilities and other borrowing arrangements. The aggregate borrowing capacity under short-term credit agreements of Alliant Energy and its subsidiaries at June 30, 2003 was $826 million. At June 30, 2003, the unused capacity under these facilities was $486 million. The credit agreements relating to $800 million and $26 million of this borrowing capacity expire in October 2003 and over the next nine months, respectively. While Alliant Energy anticipates renewing these credit facilities prior to maturity, it cannot provide any assurance it will be able to do so. In the second quarter of 2003, Resources exercised its option to terminate its $250 million standby credit facility. Alliant Energy's, IP&L's and WP&L's credit facility agreements contain various covenants, including the following:

          Covenant Description                  Covenant Requirement       Status at June 30, 2003
------------------------------------------    -------------------------    -------------------------
Alliant Energy:
   Consolidated debt-to-capital ratio *        Less than 65%                        58.7%
   Consolidated net worth *                    At least $1.4 billion             $1.9 billion
   EBITDA interest coverage ratio *            At least 2.5x                         3.3x
IP&L debt-to-capital ratio                     Less than 58%                        51.9%
WP&L debt-to-capital ratio                     Less than 58%                        41.3%

* In compliance with the agreements, results of discontinued operations have been included in the covenant calculations.

Alliant Energy is also subject to a PUHCA requirement whereby Alliant Energy's common equity balance must be at least 30% of its total consolidated capitalization, including short-term debt. Alliant Energy's common equity ratio as of June 30, 2003, as computed under such requirement, was 37.1%.

Information regarding commercial paper at June 30, 2003 was as follows (dollars in millions):

                                              Alliant Energy (Parent)          IP&L               WP&L
                                              ------------------------  ------------------- ------------------
Commercial paper outstanding                           $86.0                  $155.9              $74.5
Weighted average maturity
   of commercial paper                                 1 day                  8 days             18 days
Discount rates on commercial paper                     1.75%                1.15-1.43%         1.18-1.26%


Alliant Energy had no borrowings outstanding under its bank facilities at June 30, 2003.

Refer to "Strategic Actions" for information on debt reduction during 2003 related to recent steps Alliant Energy has taken to implement the plan it outlined in November 2002 to strengthen its financial profile.

Off-Balance Sheet Arrangements - A summary of Alliant Energy's off-balance
------------------------------
sheet arrangements is included in Alliant Energy's Current Report on Form 8-K, dated June 4, 2003, and the Form 10-K filed by IP&L and WP&L for the year ended Dec. 31, 2002 and have not changed materially from those reported in such filings.

Environmental - A summary of Alliant Energy's environmental matters is
-------------
included in Alliant Energy's Current Report on Form 8-K, dated June 4, 2003, and the Form 10-K filed by IP&L and WP&L for the year ended Dec. 31, 2002 and have not changed materially from those reported in such filings.

Construction and Acquisition Expenditures - In February 2003, Resources
-----------------------------------------
announced the purchase of a 309-MW, non-regulated, natural gas-fired power plant in Wisconsin for $109 million, which Resources financed with a $73 million 8-year secured credit facility ($58 million of borrowings were outstanding at June 30, 2003), which is non-recourse to Alliant Energy. The entire power output of the facility is sold under contract to Milwaukee-based We Energies through June 2008.

                                 OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy's primary
-----------------------------------------------
market risk exposures are associated with interest rates, commodity prices, equity prices and currency exchange rates. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. A summary of Alliant Energy's market risks is included in Alliant Energy's Current Report on Form 8-K, dated June 4, 2003, and IP&L's and WP&L's Form 10-K for the year ended Dec. 31, 2002 and have not changed materially from those reported in such filings, except as described below.

Currency Risk - Alliant Energy has investments in various countries where the net investments are not hedged, including Brazil, China, New Zealand and Canada. As a result, these investments are subject to currency exchange risk with fluctuations in currency exchange rates. At June 30, 2003, Alliant Energy had a cumulative foreign currency translation loss, net of any tax benefits realized, of $95 million, which related to decreases in value of the Brazil real of $94 million and New Zealand dollar of $1 million, all in relation to the U.S. dollar. This loss is recorded in "Accumulated other comprehensive loss" on Alliant Energy's Consolidated Balance Sheets. Based on Alliant Energy's investments at June 30, 2003, a 10% sustained increase/decrease over the next 12 months in the foreign exchange rates of Brazil, China, New Zealand and Canada would result in a corresponding increase/decrease in the cumulative foreign currency translation loss of $54 million. Alliant Energy's equity income (loss) from its foreign investments is also impacted by fluctuations in currency exchange rates.

Alliant Energy also has currency exchange risk associated with approximately $39 million of debt outstanding at one of the Brazilian operating companies. For the three and six months ended June 30, 2003, Alliant Energy recorded equity income of $2.5 million and $3.0 million, respectively, and for the same periods in 2002, Alliant Energy recorded equity losses of $3.6 million and $2.8 million, respectively, related to its share of the foreign currency transaction gains/losses on such debt. Based on the loan balance and currency rates at June 30, 2003, a 10% change in the currency rates would result in a $2.9 million pre-tax increase/decrease in net income.

In addition, Alliant Energy has currency exchange risk associated with approximately $18 million of payables at one of its Canadian operating companies. For the three months ended June 30, 2003, Alliant Energy recorded pre-tax income of $2.1 million related to the foreign currency transaction gains/losses on such payable. Based on the payables balance and currency rates at June 30, 2003, a 10% change in the currency rates would result in a $1.8 million pre-tax increase/decrease in net income.

Accounting Pronouncements - In April 2003, the FASB issued SFAS 149,
-------------------------
"Amendment of SFAS 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows, as well as amending certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain implementation issues and certain provisions of forward purchase and sale contracts and for hedging relationships designated after June 30, 2003. Alliant Energy continues to evaluate the potential impacts of SFAS 149 on new contracts entered into after June 30, 2003.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which requires an issuer to classify outstanding free-standing financial instruments within its scope as a liability on its balance sheets even though the instruments have characteristics of equity. Alliant Energy adopted SFAS 150 on July 1, 2003 with no material impact on Alliant Energy's financial condition or results of operations.

Critical Accounting Policies - A summary of Alliant Energy's critical
----------------------------
accounting policies is included in Alliant Energy's Current Report on Form 8-K, dated June 4, 2003, and IP&L's and WP&L's Form 10-K for the year ended Dec. 31, 2002 and have not changed materially from those reported in such filings.

Other Future Considerations - In addition to items discussed earlier in MD&A,
---------------------------
the following items could impact Alliant Energy's future financial condition or results of operations:

Alliant Energy holds unconsolidated investments in certain Brazilian electric utility companies. The Brazilian utilities are negotiating with creditors to restructure and convert approximately $180 million, as converted from local currency to U.S. dollars, of short-term and long-term debt currently outstanding into new long-term debentures and other longer-term debt. In the second quarter of 2003, Standard and Poor's issued a formal rating on the debentures of 'brBBB+' with a negative outlook. The proposed refinancing has been approved by the shareowners of the Brazilian utilities. The refinancing is also subject to other approvals in the ordinary course and final closing that are currently expected to be complete in the third quarter of 2003. If the refinancing is not completed as anticipated and the Brazilian utilities are unable to extend or repay certain obligations outstanding, then the liquidity position of the Brazilian utilities may be significantly adversely affected. In such an event, Alliant Energy is not required to invest any additional capital in Brazil but it could lead to material asset valuation charges as relates to Alliant Energy's investments in its Brazilian utilities.

In June 2003, the IRS announced it is reviewing the scientific validity of test procedures and results used by companies claiming tax credits for producing synthetic fuels from coal and may withdraw such credits for operations that fail to meet federal standards which require, among other things, a significant chemical change to occur in the process. Since the second quarter of 2002, Alliant Energy has been an investor in a synthetic fuel facility and continued to record these tax credits as of June 30, 2003. Alliant Energy currently estimates its tax credits for producing synthetic fuels to be approximately $23 million and $15 million for 2003 and 2002, respectively. The synthetic fuel facility Alliant Energy partially owns previously received a private letter ruling from the IRS, which states that based on the facts submitted, a significant chemical change was achieved in its process. Alliant Energy cannot predict the outcome of the latest reviews by the IRS.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported under
Item 2 MD&A "Other Matters - Market Risk Sensitive Instruments and
Positions."

ITEM 4.  CONTROLS AND PROCEDURES

Alliant Energy's, IP&L's and WP&L's management evaluated, with the participation of each of Alliant Energy's, IP&L's and WP&L's Chief Executive Officer, Chief Financial Officer and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy's, IP&L's and WP&L's disclosure controls and procedures as of the end of the quarter ended June 30, 2003 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on those evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy's, IP&L's and WP&L's disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2003.

There was no change in Alliant Energy's, IP&L's and WP&L's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, Alliant Energy's, IP&L's or WP&L's internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Alliant Energy
On April 17, 2003, a purported class action shareowner lawsuit was filed against Alliant Energy, Erroll B. Davis, Jr., Thomas M. Walker and John E. Kratchmer in the U.S. District Court for the Western District of Wisconsin as Case No. 03-C-0191. Several substantially similar cases were subsequently filed in the same court and were consolidated into one action. The actions were allegedly brought on behalf of purchasers of Alliant Energy securities from Jan. 29, 2002 through July 18, 2002. The amended consolidated complaint alleged that the defendants made false and misleading statements in relation to Alliant Energy's expected performance of its various non-regulated businesses. On Aug. 13, 2003, the court, acting upon a motion filed by the defendants, dismissed the action without prejudice.

In October 2000, Alliant Energy and WP&L filed a federal lawsuit seeking declaratory relief regarding whether certain provisions of WUHCA are unconstitutional as a violation of the interstate commerce and equal protection provisions of the U.S. Constitution. Alliant Energy and WP&L are challenging the provisions of WUHCA which restrict ownership in utility holding companies, limit the investments those companies can make and place significant restrictions on companies that invest in Wisconsin utility holding companies. Alliant Energy and WP&L also requested that the court consider the constitutionality of issues related to the asset cap on non-utility investments imposed by WUHCA. The district court ultimately dismissed the case on summary judgment grounds in May 2002. Alliant Energy and WP&L appealed the district court's decision to the 7th Circuit Court of Appeals in June 2002. In May 2003, the 7th Circuit ruled that it is unconstitutional to require public utility holding companies with Wisconsin utility subsidiaries to be incorporated in the state of Wisconsin. The remaining WUHCA provisions that Alliant Energy challenged were upheld as constitutional. Alliant Energy filed a petition for rehearing with the 7th Circuit regarding those provisions that were upheld, which was denied in July 2003. Alliant Energy is considering petitioning the U.S. Supreme Court to review the case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ALLIANT ENERGY
At Alliant Energy's annual meeting of shareowners held on May 28, 2003, Erroll B. Davis, Jr., Robert W. Schlutz, and Wayne H. Stoppelmoor were elected as directors of Alliant Energy for terms expiring in 2006. The following sets forth certain information with respect to the election of these directors at the annual meeting.

Name of Nominee                    Votes For         Votes Withheld
---------------                    ---------         --------------
Erroll B. Davis, Jr.              69,786,469            5,924,198
Robert W. Schlutz                 71,012,428            4,698,239
Wayne H. Stoppelmoor              70,911,446            4,799,221

The following are the other directors of Alliant Energy whose terms of office continued after the 2003 annual meeting: Jack B. Evans, David A. Perdue, and Judith D. Pyle, with terms expiring in 2004; and Alan B. Arends, Katharine C. Lyall, Singleton B. McAllister, and Anthony R. Weiler, with terms expiring in 2005. Effective as of the date of the annual meeting, Lee Liu and Joyce L. Hanes both retired.

IP&L
At IP&L's annual meeting of shareowners held on May 6, 2003, Erroll B. Davis, Jr., Robert W. Schlutz, and Wayne H. Stoppelmoor were elected as directors of IP&L for terms expiring in 2006. Alliant Energy voted all of the outstanding shares of common stock of IP&L (consisting of 13,370,788 shares) in favor of the election of these individuals. The following are the other directors of IP&L whose terms of office continued after the 2003 annual meeting: Jack B. Evans, David A. Perdue, and Judith D. Pyle, with terms expiring in 2004; and Alan B. Arends, Katharine C. Lyall, Singleton B. McAllister, and Anthony R. Weiler, with terms expiring in 2005. Effective as of the date of the annual meeting, Lee Liu and Joyce L. Hanes both retired.

WP&L
At WP&L's annual meeting of shareowners held on June 5, 2003, Erroll B. Davis, Jr., Robert W. Schlutz, and Wayne H. Stoppelmoor were elected as directors of WP&L for terms expiring in 2006. The following sets forth certain information with respect to the election of these directors at the annual meeting.

Name of Nominee                    Votes For         Votes Withheld
---------------                    ---------         --------------
Erroll B. Davis, Jr.              13,654,011              6,316
Robert W. Schlutz                 13,655,673              4,654
Wayne H. Stoppelmoor              13,655,381              4,946

The following are the other directors of WP&L whose terms of office continued after the 2003 annual meeting: Jack B. Evans, David A. Perdue, and Judith D. Pyle, with terms expiring in 2004; and Alan B. Arends, Katharine C. Lyall, Singleton B. McAllister, and Anthony R. Weiler, with terms expiring in 2005. Effective as of the date of the annual meeting, Lee Liu and Joyce L. Hanes both retired.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:  The following Exhibits are filed herewith or incorporated by
    --------
     reference.

   10.1 Amendment No. 1 to Credit Agreement, dated as of Dec. 5, 2002, among Alliant Energy, the Lenders party thereto and Bank One, NA, as agent

   10.2 Amendment No. 2 to Credit Agreement, dated as of June 27, 2003, among Alliant Energy, the Lenders party thereto and Bank One, NA, as agent

   10.3 Second Amendment to Credit Agreement, dated as of June 30, 2003, by and among Whiting, Bank One, NA, as Administrative Agent and each of the Financial Institutions a party thereto (incorporated by reference to Exhibit 4.4 of Whiting Petroleum Holdings, Inc.'s Registration Statement on Form S-1 (Registration No. 333-107341))

   31.1   Certification of the Chairman, President and Chief Executive Officer
          (CEO) for Alliant Energy

   31.2 Certification of the Executive Vice President and Chief Financial Officer (CFO) for Alliant Energy

   31.3   Certification of the Chairman and CEO for IP&L

   31.4   Certification of the Executive Vice President and CFO for IP&L

   31.5   Certification of the Chairman and CEO for WP&L

   31.6   Certification of the Executive Vice President and CFO for WP&L

   32.1 Written Statement of the CEO and CFO Pursuant to 18 U.S.C. Section 1350 for Alliant Energy

   32.2 Written Statement of the CEO and CFO Pursuant to 18 U.S.C. Section 1350 for IP&L

   32.3 Written Statement of the CEO and CFO Pursuant to 18 U.S.C. Section 1350 for WP&L

(b) Reports on Form 8-K:
    --------------------

    Alliant Energy
    Alliant Energy filed a Current Report on Form 8-K, dated June 26, 2003, reporting (under Item 9) information with respect to its strategic actions, certain other recent developments and 2003 earnings guidance.

    Alliant Energy filed a Current Report on Form 8-K, dated June 4, 2003, reporting (under Items 5 and 7) information identical to the corresponding sections of Alliant Energy's Form 10-K Annual Report for the year ended Dec. 31, 2002, except that all such information has been updated to the extent required to report energy trading contracts on a net rather than gross basis in the income statement for all periods presented as a result of adopting EITF Issue 02-3 and the impact of separately classifying and reporting SmartEnergy as a discontinued operation and asset held for sale based on Alliant Energy's January 2003 decision to sell SmartEnergy.

    Alliant Energy filed a Current Report on Form 8-K, dated April 28, 2003, reporting (under Items 7 and 9 (information provided under Item 12)) that it issued a press release announcing its earnings for the quarter ended March 31, 2003 and its earnings guidance for 2003, and a copy of the script of the April 28, 2003 conference call to discuss those items.

    IP&L - None.

    WP&L - None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of August 2003.



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
