Form 10-Q
period 2003-09-30
INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2003-11-13
CIK 52485, 107832, 352541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2003

or

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

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).
Alliant Energy Corporation	Yes [ X ]	No [ ]
Interstate Power and Light Company	Yes [ ]	No [ X ]
Wisconsin Power and Light Company	Yes [ ]	No [ X ]

Number of shares outstanding of each class of common stock as of Oct. 31, 2003:
Alliant Energy Corporation	Common stock, $0.01 par value, 110,716,597 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

TABLE OF CONTENTS

Page
Part I. Financial Information	3

Item 1. Condensed Consolidated Financial Statements (Unaudited)	3

Alliant Energy Corporation:
Condensed Consolidated Statements of Income for the Three and Nine Months Ended
September 30, 2003 and 2002	3
Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2003 and 2002	6
Notes to Condensed Consolidated Financial Statements	7

Interstate Power and Light Company:
Condensed Consolidated Statements of Income for the Three and Nine Months Ended
September 30, 2003 and 2002	19
Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	20
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2003 and 2002	22
Notes to Condensed Consolidated Financial Statements	23

Wisconsin Power and Light Company:
Condensed Consolidated Statements of Income for the Three and Nine Months Ended
September 30, 2003 and 2002	24
Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	25
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2003 and 2002	27
Notes to Condensed Consolidated Financial Statements	28

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	46

Part II. Other Information	46

Item 1. Legal Proceedings	46

Item 6. Exhibits and Reports on Form 8-K	46

Signatures	48

DEFINITIONS

Certain abbreviations or acronyms used in the text and notes of this combined Form 10-Q are defined below:

Abbreviation or Acronym	Definition
AFUDC	Allowance for Funds Used During Construction
Alliant Energy	Alliant Energy Corporation
ARO	Asset Retirement Obligation
ATC	American Transmission Company LLC
Corporate Services	Alliant Energy Corporate Services, Inc.
DAEC	Duane Arnold Energy Center
Dth	Dekatherm
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
EITF	Emerging Issues Task Force
EITF Issue 02-3	Issues Related to Accounting for Contracts Involved in Energy
Trading and Risk Management Activities
EITF Issue 98-10	Accounting for Contracts Involved in Energy Trading and Risk
Management Activities
Enermetrix	Enermetrix, Inc.
EPS	Earnings Per Average Common Share
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation No.
FIN 46	Consolidation of Variable Interest Entities
GAAP	Accounting Principles Generally Accepted in the U.S.
IP&L	Interstate Power and Light Company
IPO	Initial Public Offering
IRS	Internal Revenue Service
IUB	Iowa Utilities Board
Kewaunee	Kewaunee Nuclear Power Plant
KV	Kilovolt
McLeod	McLeodUSA Incorporated
MD&A	Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Meridian	Meridian Energy Limited
MPUC	Minnesota Public Utilities Commission
MW	Megawatt
MWh	Megawatt-hour
NG Energy	NG Energy Trading, LLC
PSCW	Public Service Commission of Wisconsin
PUHCA	Public Utility Holding Company Act of 1935
Resources	Alliant Energy Resources, Inc.
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS 115	Accounting for Certain Investments in Debt and Equity Securities
SFAS 133	Accounting for Derivative Instruments and Hedging Activities
SFAS 143	Accounting for Asset Retirement Obligations
SmartEnergy	SmartEnergy, Inc.
South Beloit	South Beloit Water, Gas and Electric Company
Southern Hydro	Southern Hydro Partnership
Synfuel	Alliant Energy Synfuel LLC
TBD	To Be Determined
TRANSLink	TRANSLink Transmission Company LLC
U.S.	United States of America
Whiting	Whiting Oil and Gas Corporation
WP&L	Wisconsin Power and Light Company
WPC	Whiting Petroleum Corporation
WPSC	Wisconsin Public Service Corporation
WUHCA	Wisconsin Utility Holding Company Act

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

	(in thousands, except per share amounts)
Operating revenues:
Electric utility	$580,054	$546,885	$1,467,187	$1,330,297
Gas utility	62,254	44,594	396,527	238,201
Non-regulated and other	117,244	67,948	437,920	206,825

	759,552	659,427	2,301,634	1,775,323

Operating expenses:
Electric and steam production fuels	89,796	92,501	249,439	230,259
Purchased power	110,620	125,153	329,052	288,986
Cost of utility gas sold	39,874	26,917	277,943	149,392
Other operation and maintenance	251,361	184,363	833,871	552,831
Depreciation and amortization	80,698	71,580	238,282	217,695
Taxes other than income taxes	21,170	26,494	68,031	79,476

	593,519	527,008	1,996,618	1,518,639

Operating income	166,033	132,419	305,016	256,684

Interest expense and other:
Interest expense	50,512	46,203	162,224	136,726
Interest income from loans to discontinued operations, net	(228)	(4,819)	(3,509)	(12,419)
Equity (income) loss from unconsolidated investments	(5,084)	13,028	(10,067)	16,624
Allowance for funds used during construction	(5,881)	(1,941)	(14,314)	(5,291)
Preferred dividend requirements of subsidiaries	4,087	1,602	12,213	4,966
Impairment of available-for-sale securities of McLeodUSA Inc.	-	-	-	27,218
Miscellaneous, net	(4,654)	3,923	(9,573)	20,929

	38,752	57,996	136,974	188,753

Income from continuing operations before income taxes	127,281	74,423	168,042	67,931

Income taxes	42,029	27,767	56,422	34,574

Income from continuing operations	85,252	46,656	111,620	33,357

Income (loss) from discontinued operations, net of tax (Note 8)	17,980	(1,926)	29,271	27,431

Income before cumulative effect of changes in
accounting principles, net of tax	103,232	44,730	140,891	60,788

Cumulative effect of changes in accounting principles, net of tax	-	-	(5,983)	-

Net income	$103,232	$44,730	$134,908	$60,788

Average number of common shares outstanding (basic)	109,221	91,182	98,214	90,539

Earnings per average common share (basic):
Income from continuing operations	$0.78	$0.51	$1.13	$0.37
Income (loss) from discontinued operations	0.17	(0.02)	0.30	0.30
Cumulative effect of changes in accounting principles	-	-	(0.06)	-

Net income	$0.95	$0.49	$1.37	$0.67

Average number of common shares outstanding (diluted)	109,433	91,258	98,331	90,622

Earnings per average common share (diluted):
Income from continuing operations	$0.78	$0.51	$1.13	$0.37
Income (loss) from discontinued operations	0.16	(0.02)	0.30	0.30
Cumulative effect of changes in accounting principles	-	-	(0.06)	-

Net income	$0.94	$0.49	$1.37	$0.67

Dividends declared per common share	$0.25	$0.50	$0.75	$1.50

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
ASSETS	2003	2002

	(in thousands)
Property, plant and equipment:
Utility:
Electric plant in service	$5,663,926	$5,295,381
Gas plant in service	641,933	613,122
Other plant in service	563,079	530,456
Accumulated depreciation	(3,501,344)	(3,573,407)

Net plant	3,367,594	2,865,552
Construction work in progress:
Power Iowa generating facility	256,809	10,651
Other	117,119	252,445
Other, net	64,039	68,340

Total utility	3,805,561	3,196,988

Non-regulated and other, net:
Non-regulated domestic generation	204,852	156,699
International	194,503	171,179
Integrated Services	68,032	73,983
Investments	53,434	54,303
Corporate Services and other	68,481	75,282

Total non-regulated and other	589,302	531,446

	4,394,863	3,728,434

Current assets:
Cash and temporary cash investments	93,593	62,859
Restricted cash	9,580	9,610
Accounts receivable:
Customer, less allowance for doubtful accounts of $5,187 and $4,364	180,597	69,413
Unbilled utility revenues	86,916	50,624
Other, less allowance for doubtful accounts of $718 and $845	70,448	60,107
Income tax refunds receivable	123,770	97,469
Production fuel, at average cost	59,811	63,126
Materials and supplies, at average cost	62,635	58,603
Gas stored underground, at average cost	99,308	62,797
Regulatory assets	59,597	46,076
Assets of discontinued operations (Note 8)	538,241	969,291
Other	65,831	74,314

	1,450,327	1,624,289

Investments:
Investments in unconsolidated foreign entities	445,752	373,816
Nuclear decommissioning trust funds	369,140	344,892
Investment in ATC and other	234,885	217,992

	1,049,777	936,700

Other assets:
Regulatory assets	354,515	302,365
Deferred charges and other	356,386	409,607

	710,901	711,972

Total assets	$7,605,868	$7,001,395

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30,	December 31,
CAPITALIZATION AND LIABILITIES	2003	2002

	(in thousands, except share amounts)
Capitalization:
Common stock - $0.01 par value - authorized 200,000,000 shares;
outstanding 110,693,697 and 92,304,220 shares	$1,107	$923
Additional paid-in capital	1,635,412	1,293,919
Retained earnings	819,396	758,187
Accumulated other comprehensive loss	(134,131)	(209,943)
Shares in deferred compensation trust - 260,837 and 239,467 shares
at an average cost of $27.90 and $28.80 per share	(7,277)	(6,896)

Total common equity	2,314,507	1,836,190

Cumulative preferred stock of subsidiaries, net	243,803	205,063
Long-term debt (excluding current portion)	2,295,843	2,609,803

	4,854,153	4,651,056

Current liabilities:
Current maturities and sinking funds	193,058	46,591
Variable rate demand bonds	55,100	55,100
Commercial paper	145,000	195,500
Other short-term borrowings	25,437	113,721
Accounts payable	268,319	282,855
Accrued taxes	157,613	105,521
Liabilities of discontinued operations (Note 8)	96,205	138,251
Other	200,593	184,771

	1,141,325	1,122,310

Other long-term liabilities and deferred credits:
Accumulated deferred income taxes	630,263	630,625
Accumulated deferred investment tax credits	50,529	54,375
Asset retirement obligations (Note 11)	374,372	-
Pension and other benefit obligations	197,119	181,010
Environmental liabilities	46,180	48,730
Other	259,395	269,864

	1,557,858	1,184,604

Minority interest	52,532	43,425

Total capitalization and liabilities	$7,605,868	$7,001,395

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2003	2002

	(in thousands)
Cash flows from operating activities:
Net income	$134,908	$60,788
Adjustments to reconcile net income to net cash flows from operating activities:
Income from discontinued operations, net of tax	(29,271)	(27,431)
Depreciation and amortization	238,282	217,695
Other amortizations	53,666	34,028
Deferred tax expense (benefit) and investment tax (credits)	37,351	(16,034)
Equity loss (income) from unconsolidated investments, net	(10,067)	16,624
Distributions from equity method investments	16,907	16,563
Non-cash valuation (income) charges	(210)	60,697
Refueling outage provision	(9,809)	6,165
Cumulative effect of changes in accounting principles, net of tax	5,983	-
Other	(19,158)	(15,982)
Other changes in assets and liabilities:
Accounts receivable	3,183	11,560
Sale of utility accounts receivable	(161,000)	12,000
Income tax refunds receivable	(26,301)	(51,488)
Gas stored underground	(36,511)	(8,633)
Accounts payable	(34,021)	(35,796)
Accrued taxes	52,092	68,045
Other	(33,158)	25,924

Net cash flows from operating activities	182,866	374,725

Cash flows from financing activities:
Common stock dividends	(73,699)	(135,256)
Proceeds from issuance of common stock	339,189	45,410
Proceeds from issuance of preferred stock of subsidiary	38,738	-
Redemption of preferred stock of subsidiary	-	(56,389)
Net change in Resources' credit facility	-	207,085
Proceeds from issuance of other long-term debt	161,208	-
Reductions in other long-term debt	(76,140)	(20,666)
Net change in commercial paper and other short-term borrowings	(138,784)	176,737
Net change in loans to discontinued operations	(35,318)	(147,658)
Other	(14,540)	(19,415)

Net cash flows from financing activities	200,654	49,848

Cash flows used for investing activities:
Construction and acquisition expenditures:
Regulated domestic utilities	(399,576)	(276,692)
Non-regulated businesses	(227,499)	(155,880)
Corporate Services and other	(5,452)	(26,871)
Nuclear decommissioning trust funds	(10,366)	(19,879)
Proceeds from asset dispositions	256,954	21,008
Other	33,153	21,778

Net cash flows used for investing activities	(352,786)	(436,536)

Net increase (decrease) in cash and temporary cash investments	30,734	(11,963)

Cash and temporary cash investments at beginning of period	62,859	67,886

Cash and temporary cash investments at end of period	$93,593	$55,923

Supplemental cash flows information:
Cash paid during the period for:
Interest	$148,557	$124,560

Income taxes, net of refunds	$34,163	$7,147

Noncash investing and financing activities:
Debt repaid directly by buyer in the sale of Australian business	$127,595	$-

Debt assumed by buyer of affordable housing business	$87,986	$-

Capital lease obligations incurred	$2,853	$11,635

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.

The interim condensed consolidated financial statements included herein have been prepared by Alliant Energy, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include Alliant Energy and its consolidated subsidiaries (including IP&L, WP&L, Resources and Corporate Services). These financial statements should be read in conjunction with the financial statements and the notes thereto included in Alliant Energy’s Current Report on Form 8-K, dated June 4, 2003, and IP&L’s and WP&L’s latest Annual Report on Form 10-K.

In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and nine months ended Sept. 30, 2003 and 2002, (b) the consolidated financial position at Sept. 30, 2003 and Dec. 31, 2002, and (c) the consolidated statement of cash flows for the nine months ended Sept. 30, 2003 and 2002, have been made. Because of the seasonal nature of Alliant Energy’s utility operations, results for the three and nine months ended Sept. 30, 2003 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2003. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation.

2.	Alliant Energy’s comprehensive income (loss), and the components of other comprehensive income (loss), net of taxes, for the three and nine months ended Sept. 30 were as follows (in thousands):

	Three Months		Nine Months

	2003	2002	2003	2002

Net income	$103,232	$44,730	$134,908	$60,788
Unrealized holding gains (losses) on securities, net of tax	1,891	(1,995)	5,296	(12,155)
Less: reclassification adjustment for gains (losses)
included in net income, net of tax	417	(3,423)	1,420	(23,146)

Net unrealized gains on securities	1,474	1,428	3,876	10,991

Foreign currency translation adjustments, net of tax	(3,669)	(77,178)	65,837	(120,563)

Unrealized holding gains (losses) on qualifying
derivatives, net of tax	2,822	(1,659)	(2,058)	(1,725)
Less: reclassification adjustment for gains (losses)
included in net income, net of tax	827	(421)	(8,157)	2,985

Net unrealized gains (losses) on qualifying derivatives	1,995	(1,238)	6,099	(4,710)

Other comprehensive income (loss)	(200)	(76,988)	75,812	(114,282)

Comprehensive income (loss)	$103,032	($32,258)	$210,720	($53,494)

3.

Certain financial information relating to Alliant Energy’s significant business segments is presented below. Gas revenues included $17 million and $12 million for the three months ended Sept. 30, 2003 and 2002, and $40 million and $22 million for the nine months ended Sept. 30, 2003 and 2002, respectively, for sales to the electric segment. All other intersegment revenues were not material to Alliant Energy’s operations.

	Regulated Domestic Utilities				Non-regulated Businesses				Alliant
									Energy
	Electric	Gas	Other	Total	International	Other	Total	Other	Consolidated

	(in thousands)
Three Months Ended Sept. 30, 2003
Operating revenues	$580,054	$62,254	$9,205	$651,513	$30,635	$78,962	$109,597	($1,558)	$759,552
Operating income (loss)	166,168	(7,393)	1,642	160,417	5,232	1,114	6,346	(730)	166,033
Income (loss) from continuing
operations				83,935	33	(2,511)	(2,478)	3,795	85,252
Income from discontinued
operations, net of tax				--	6	17,974	17,980	--	17,980
Net income				83,935	39	15,463	15,502	3,795	103,232

Three Months Ended Sept. 30, 2002
Operating revenues	$546,885	$44,594	$9,070	$600,549	$23,396	$37,306	$60,702	($1,824)	$659,427
Operating income (loss)	141,159	(11,183)	2,016	131,992	3,404	(2,696)	708	(281)	132,419
Income (loss) from continuing
operations				62,631	(16,344)	(7,659)	(24,003)	8,028	46,656
Income (loss) from discontinued
operations, net of tax				--	(7,773)	5,847	(1,926)	--	(1,926)
Net income (loss)				62,631	(24,117)	(1,812)	(25,929)	8,028	44,730

Nine Months Ended Sept. 30, 2003
Operating revenues	$1,467,187	$396,527	$29,728	$1,893,442	$85,777	$326,975	$412,752	($4,560)	$2,301,634
Operating income (loss)	266,164	20,796	5,037	291,997	14,803	(1,002)	13,801	(782)	305,016
Income (loss) from continuing
operations				137,545	(6,305)	(9,048)	(15,353)	(10,572)	111,620
Income (loss) from discontinued
operations, net of tax				--	44,664	(15,393)	29,271	--	29,271
Cumulative effect of changes in
accounting principles, net of tax				--	--	(5,983)	(5,983)	--	(5,983)
Net income (loss)				137,545	38,359	(30,424)	7,935	(10,572)	134,908

Nine Months Ended Sept. 30, 2002
Operating revenues	$1,330,297	$238,201	$27,138	$1,595,636	$72,819	$111,940	$184,759	($5,072)	$1,775,323
Operating income (loss)	249,507	1,462	6,072	257,041	6,415	(6,287)	128	(485)	256,684
Income (loss) from continuing
operations				116,538	(39,724)	(42,483)	(82,207)	(974)	33,357
Income from discontinued
operations, net of tax				--	15,778	11,653	27,431	--	27,431
Net income (loss)				116,538	(23,946)	(30,830)	(54,776)	(974)	60,788

4.

The provisions for income taxes for earnings from continuing operations are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes, the impact of foreign income and associated taxes, tax credits, effects of utility rate making and certain non-deductible expenses.

5.

Alliant Energy utilizes derivative instruments to manage its exposures to various market risks as described in Alliant Energy’s Current Report on Form 8-K, dated June 4, 2003, and IP&L’s and WP&L’s Annual Report on Form 10-K for the year ended Dec. 31, 2002. The following information supplements, and should be read in conjunction with, Note 10(a) in Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” in the Form 8-K, dated June 4, 2003.

For the nine months ended Sept. 30, 2003, no income or loss was recognized in connection with hedge ineffectiveness in accordance with SFAS 133. For the three and nine months ended Sept. 30, 2003, Alliant Energy reclassified a loss of $0.1 million (all continuing operations) into earnings as a result of the discontinuance of hedges. At Sept. 30, 2003, the maximum length of time over which Alliant Energy hedged its exposure to the variability in future cash flows for forecasted transactions was 10 months (six months for discontinued operations) and Alliant Energy estimates that income of $1.7 million (including income of $0.2 million for discontinued operations) will be reclassified from accumulated other comprehensive loss into earnings within the 12 months between Oct. 1, 2003 and Sept. 30, 2004 as the hedged transactions affect earnings.

6.	A reconciliation of the weighted average common shares outstanding used in the basic and diluted EPS calculation for the three and nine months ended Sept. 30 was as follows:

	Three Months		Nine Months

	2003	2002	2003	2002

Weighted average common shares outstanding:
Basic EPS calculation	109,220,668	91,182,359	98,214,316	90,538,884
Effect of dilutive securities	211,841	75,915	116,605	82,901
Diluted EPS calculation	109,432,509	91,258,274	98,330,921	90,621,785

The following options to purchase shares of common stock were excluded from the calculation of diluted EPS as the exercise prices were greater than the average market price for the three and nine months ended Sept. 30 as follows:

	Three Months		Nine Months

	2003	2002	2003	2002

Options to purchase shares of common stock	3,539,155	3,852,247	3,963,584	3,171,259
Average exercise price of options excluded	$29.48	$29.48	$28.46	$29.75

The effect on net income and EPS for the three and nine months ended Sept. 30 if Alliant Energy had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to the stock options issued under its two stock-based incentive compensation plans was as follows (dollars in thousands):

	Three Months		Nine Months

	2003	2002	2003	2002

Net income, as reported	$103,232	$44,730	$134,908	$60,788
Less: stock-based compensation expense, net of tax	688	637	1,838	1,925

Pro forma net income	$102,544	$44,093	$133,070	$58,863

EPS (basic):
As reported	$0.95	$0.49	$1.37	$0.67
Pro forma	$0.94	$0.48	$1.35	$0.65
EPS (diluted):
As reported	$0.94	$0.49	$1.37	$0.67
Pro forma	$0.94	$0.48	$1.35	$0.65

7.

On Jan. 31, 2002, McLeod filed a pre-negotiated plan of reorganization in a Chapter 11 bankruptcy proceeding and the trading of McLeod’s common stock was suspended by Nasdaq. Consequently, Alliant Energy discontinued accounting for its investment in McLeod under the provisions of SFAS 115 and reduced the cost basis of its investments to the last quoted market price on Jan. 30, 2002. In June 2002, Alliant Energy received from McLeod under its plan of reorganization an initial distribution of approximately 3.3 million shares of new common stock and classified 0.9 million and 2.4 million shares as trading and available-for-sale securities, respectively. With the receipt of the new McLeod common shares and the resumption of trading on Nasdaq, Alliant Energy resumed accounting for its McLeod investments under SFAS 115 and adjusted its cost basis to the quoted market price on the date the shares were received. As a result of these events, Alliant Energy recognized pre-tax impairment charges in the first nine months of 2002 for available-for-sale securities totaling $27.2 million.

8.

Alliant Energy announced in November 2002 its commitment to pursue the sale of, or other exit strategies for, certain non-regulated businesses in 2003. Alliant Energy has applied the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to certain of its assets which were held for sale. SFAS 144 requires that a long-lived asset classified as held for sale be measured at the lower of its carrying amount or fair value, less costs to sell, and to cease depreciation, depletion and amortization. At Dec. 31, 2002, Alliant Energy’s oil and gas (Whiting), Australian (including Southern Hydro), affordable housing and SmartEnergy businesses were classified as held for sale. In April 2003, Alliant Energy completed the sale of its Australian assets (including Southern Hydro) to New Zealand-based Meridian. The sale enabled Alliant Energy to reduce its indebtedness by approximately $320 million in the second quarter of 2003. Alliant Energy also completed the sale of its affordable housing and SmartEnergy businesses in July 2003 and these sales enabled Alliant Energy to reduce its indebtedness by approximately $110 million. Alliant Energy currently intends to sell 80.1% or more of its interest in WPC in the fourth quarter of 2003 in a proposed IPO and currently plans to divest its remaining interest, subject to market conditions. The operating results for these businesses have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Financial Statements. A summary of the components of discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income for the three and nine months ended Sept. 30 was as follows (in thousands):

	Three Months		Nine Months

	2003	2002	2003	2002

Operating revenues	$42,792	$64,766	$162,404	$159,389
Operating expenses	19,166	52,484	90,553	139,108
Interest expense and other (pre-tax):
Loss (gain) on sale of affordable housing business (a)	(2,106)	--	60,638	--
Loss on sale of SmartEnergy business (a)	141	--	13,641	--
Southern Hydro SFAS 133 loss (income)	--	13,403	(14,689)	(23,402)
Gain on sale of Australian business	--	--	(72,115)	--
Other	2,024	8,251	16,701	23,149

Income (loss) before income taxes	23,567	(9,372)	67,675	20,534
Income tax expense (benefit)	5,587	(7,446)	38,404	(6,897)

Income (loss) from discontinued operations, net of tax	$17,980	($1,926)	$29,271	$27,431

(a)	Loss (gain) on sale of affordable housing and SmartEnergy businesses includes pre-tax valuation adjustments and selling costs incurred. The valuation adjustments reflect updated estimates of the market value, less selling costs, of assets classified as held for sale for each reporting period and other adjustments and changes in estimates after the sale date.

Alliant Energy’s Australian business entered into electricity derivative contracts that were not designated as hedges (as defined by SFAS 133) to manage the electricity commodity price risk associated with anticipated sales into the spot market. SFAS 133 loss (income) in the previous table reflects the change in the fair value of these electricity derivative contracts.

A summary of the components of assets and liabilities of discontinued operations on Alliant Energy’s Condensed Consolidated Balance Sheets was as follows (in thousands):

	Sept. 30, 2003	Dec. 31, 2002

Assets of discontinued operations:
Property, plant and equipment, net	$457,308	$644,910
Current assets	75,979	113,866
Investments	2,000	6,824
Deferred charges and other	2,954	203,691

Total assets of discontinued operations	$538,241	$969,291

Liabilities of discontinued operations:
Current liabilities	$21,649	$73,343
Other long-term liabilities and deferred credits	74,556	64,784
Minority interest	--	124

Total liabilities of discontinued operations	96,205	138,251

Net assets of discontinued operations	$442,036	$831,040

At Sept. 30, 2003, Whiting also had $185 million of borrowings under a secured revolving credit facility that are included in “Long-term debt (excluding current portion)” on Alliant Energy’s Condensed Consolidated Balance Sheet.

A summary of the components of cash flows for discontinued operations for the nine months ended Sept. 30 was as follows (in thousands):

	2003	2002

Net cash flows from operating activities	$75,074	$35,712
Net cash flows from (used for) financing activities	(18,484)	174,225
Net cash flows used for investing activities	(29,591)	(205,628)

Net increase in cash and temporary cash investments	26,999	4,309
Cash and temporary cash investments at beginning of period	16,043	5,775

Cash and temporary cash investments at end of period	$43,042	$10,084

Supplemental cash flows information:
Cash paid (received) during the period for:
Interest	$18,232	$10,080

Income taxes, net of refunds	($19,139)	$18

9.

Alliant Energy continues to evaluate the potential impacts of FIN 46 with respect to its limited off-balance sheet entities that it utilizes for its synthetic lease financings, utility accounts receivable sales program, equity method investments or other entities. In October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to Dec. 31, 2003 for entities created before Feb. 1, 2003. Alliant Energy currently anticipates the implementation of FIN 46 will not have a material impact on its financial condition or results of operations.

10.

In accordance with the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” as of Sept. 30, 2003 and Dec. 31, 2002, Alliant Energy had a guarantee outstanding to support a third-party financing arrangement of approximately $4 million that is not included on Alliant Energy’s Condensed Consolidated Balance Sheets. The guarantee expires in December 2007, the maturity date of the underlying debt. Alliant Energy has also guaranteed the residual value of its synthetic leases totaling $75 million in the aggregate that is not included on Alliant Energy’s Condensed Consolidated Balance Sheets. The guarantees extend through the maturity of each respective underlying lease, the latest of which is April 2015.

Under the purchase and sale agreement (Agreement) with Meridian relating to the sale of Alliant Energy’s Australian assets, Alliant Energy agreed to indemnify Meridian for losses resulting from the breach of the representations and warranties made by Alliant Energy as of the closing date, and for breach of its obligations under the Agreement. Based on exchange rates as of Sept. 30, 2003, the indemnification was limited to approximately $404 million through the end of September 2003, and is reduced to $202 million until July 2004, and will be $58 million thereafter until October 2007. The indemnification limit is subject to fluctuations in foreign currency exchange rates. Alliant Energy believes the likelihood of having to make any material cash payments under this indemnification is remote.

Alliant Energy provided certain indemnifications associated with the sale of its affordable housing business for losses resulting from breach of the representations and warranties made by Alliant Energy as of the closing date, for the breach of its obligations under the sale agreement and for its obligations for periods prior to the date of sale. The indemnifications are limited to $11 million in aggregate and expire in July 2005. Alliant Energy also retains any tax obligations that may arise from its ownership prior to the date of sale. Alliant Energy believes the likelihood of having to make any material cash payments under these indemnifications is remote.

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

The scope of SFAS 143 as it relates to Alliant Energy primarily includes decommissioning costs for DAEC and Kewaunee. It also applies to a smaller extent to several other regulated and non-regulated assets including, but not limited to, active ash landfills, water intake facilities, underground storage tanks, groundwater wells, transmission and distribution equipment, easements, leases and the dismantlement of certain hydro facilities. Other than DAEC and Kewaunee, Alliant Energy’s current AROs are not significant. Adoption of SFAS 143 for IP&L and WP&L resulted in an increase in “Electric plant in service” of $24 million and $24 million, a decrease in “Accumulated depreciation” of $106 million and $148 million, an increase in “Other assets — Regulatory assets” of $50 million and $3 million, and an increase in “Asset retirement obligations” of $180 million and $175 million on their respective Condensed Consolidated Balance Sheets. A reconciliation of the changes in the AROs is depicted below (in millions):

	IP&L	WP&L	Total

Balance at Jan. 1, 2003	$180	$175	$355
Accretion expense	10	9	19

Balance at Sept. 30, 2003	$190	$184	$374

As it relates to regulated operations, Alliant Energy believes it is probable that any differences between expenses under SFAS 143 and expenses recovered currently in rates will be recoverable in future rates, and is deferring the difference as a regulatory asset.

Upon adoption of SFAS 143, Alliant Energy also recognized a $3.9 million impact as a cumulative effect of a change in accounting principle at its oil and gas business (the business was reported as an asset held for sale and a discontinued operation at Dec. 31, 2002 and Sept. 30, 2003).

IP&L and WP&L have previously recognized removal costs as a component of depreciation expense and accumulated depreciation for other assets that do not have associated legal retirement obligations. As of Jan. 1, 2003, IP&L and WP&L estimate that they had approximately $275 million and $140 million, respectively, of such regulatory liabilities recorded in “Accumulated depreciation” on their Condensed Consolidated Balance Sheets.

If SFAS 143 had been adopted as of Jan. 1, 2000, IP&L and WP&L would have recorded ARO SFAS 143 liabilities of approximately $180 million and $175 million at Dec. 31, 2002, $168 million and $161 million at Dec. 31, 2001 and $157 million and $147 million at Dec. 31, 2000, respectively.

Refer to Note 13 for information regarding the sale of WP&L’s interest in Kewaunee.

12.

Alliant Energy’s natural gas marketing business, NG Energy, is impacted by EITF Issue 02-3, which requires that all sales of energy and the related cost of energy purchased under contracts that meet the definition of energy trading contracts and that are derivatives under SFAS 133, must be reflected on a net basis in the income statement for all periods presented. Under the guidance of EITF Issue 98-10, Alliant Energy had reported its energy trading contracts and related gas in storage at fair market value, and reported related revenues and expenses on a gross basis in the income statement. EITF Issue 02-3 rescinded EITF Issue 98-10 on a prospective basis. Accordingly, any new contracts entered into after Oct. 25, 2002 have been reported on a historical cost basis rather than at fair market value unless the contract meets the definition of a derivative under SFAS 133. Alliant Energy adopted EITF Issue 02-3 on Jan. 1, 2003 for all contracts that were in place and storage gas acquired prior to Oct. 25, 2002, and reclassified prior period trading contracts on a net basis in the income statement. The impact of transitioning from reporting inventory and existing contracts that were not derivatives under SFAS 133 at fair value to historical cost resulted in a cumulative effect charge of $2.1 million (net of a deferred tax benefit of $1.4 million) in the first quarter of 2003. Commencing Jan. 1, 2003, NG Energy has very few contracts that are accounted for as derivatives under SFAS 133 and that are also classified as trading contracts, therefore almost all of its sales of energy and cost of sales in the first nine months of 2003 are reported on a gross basis. Because substantially all of its contracts prior to 2003 were classified as trading contracts under EITF Issue 98-10, primarily all of its sales of energy and cost of sales for the first nine months of 2002 are reported on a net basis. For the three and nine months ended Sept. 30, NG Energy recorded gas revenues and gas costs on the Condensed Consolidated Statements of Income as follows (in millions):

	Three Months		Nine Months

	2003	2002	2003	2002

Non-regulated and other revenues	$28	$1	$182	$3
Other operation and maintenance expenses	26	--	175	--

13.

WP&L has signed a definitive agreement to sell its 41% ownership interest in Kewaunee to Richmond, Va.-based Dominion Resources, Inc. (Dominion). Joint owner of Kewaunee, WPSC, also agreed to sell its 59% ownership interest in Kewaunee to Dominion. Pending various regulatory approvals, including the PSCW and Nuclear Regulatory Commission, the transaction is expected to be completed by Fall 2004. WP&L anticipates that, based on a Nov. 1, 2004 closing date, it will receive approximately $90 million in cash and retain ownership of the trust assets contained in one of the two decommissioning funds it has established to cover the eventual decommissioning of Kewaunee. The fund that will be retained had a pre-tax value of $74.5 million on Sept. 30, 2003. The gross cash proceeds from the sale are expected to slightly exceed WP&L’s carrying value of the assets being sold. WP&L will request deferral of any gain and related costs from the PSCW. Because any gain realized and the retained decommissioning fund will likely be returned to customers in future rate filings, WP&L does not expect this transaction will have a significant impact on its operating results. Dominion will assume responsibility for the eventual decommissioning of Kewaunee and will receive WP&L’s qualified decommissioning trust assets which had a pre-tax value of $165 million on Sept. 30, 2003. At the closing of the sale, WP&L will enter into a long-term purchased-power agreement with Dominion to purchase energy and capacity equivalent to the amounts received had current ownership continued. The purchased-power agreement, which also will require regulatory approval, will extend through 2013 when the plant’s current operating license will expire.

14.

Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on various debt securities issued by Resources and, as a result, is required to present condensed consolidating financial statements. No Alliant Energy subsidiaries are guarantors of Resources’ debt securities. Alliant Energy’s condensed consolidating financial statements are as follows:

Alliant Energy Corporation Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2003 and 2002

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Three Months Ended September 30, 2003	(in thousands)
Operating revenues:
Electric utility	$-	$-	$580,054	$-	$580,054
Gas utility	-	-	62,254	-	62,254
Non-regulated and other	-	109,597	115,780	(108,133)	117,244

	-	109,597	758,088	(108,133)	759,552

Operating expenses:
Electric and steam production fuels	-	-	89,867	(71)	89,796
Purchased power	-	-	110,629	(9)	110,620
Cost of utility gas sold	-	-	39,874	-	39,874
Other operation and maintenance	996	92,267	257,484	(99,386)	251,361
Depreciation and amortization	10	9,249	75,602	(4,163)	80,698
Taxes other than income taxes	4	1,735	21,422	(1,991)	21,170

	1,010	103,251	594,878	(105,620)	593,519

Operating income (loss)	(1,010)	6,346	163,210	(2,513)	166,033

Interest expense and other:
Interest expense	1,693	22,800	26,800	(781)	50,512
Interest income from loans to discontinued operations, net	-	(228)	-	-	(228)
Equity (income) loss from unconsolidated investments	-	171	(6,564)	1,309	(5,084)
Allowance for funds used during construction	-	-	(5,898)	17	(5,881)
Preferred dividend requirements of subsidiaries	-	-	4,087	-	4,087
Miscellaneous, net	(99,870)	(563)	(927)	96,706	(4,654)

	(98,177)	22,180	17,498	97,251	38,752

Income (loss) from continuing operations before income taxes	97,167	(15,834)	145,712	(99,764)	127,281

Income tax expense (benefit)	(6,065)	(13,356)	61,975	(525)	42,029

Income (loss) from continuing operations	103,232	(2,478)	83,737	(99,239)	85,252

Income from discontinued operations, net of tax	-	17,980	-	-	17,980

Net income	$103,232	$15,502	$83,737	($99,239)	$103,232

Three Months Ended September 30, 2002
Operating revenues:
Electric utility	$-	$-	$546,885	$-	$546,885
Gas utility	-	-	44,594	-	44,594
Non-regulated and other	-	60,702	91,791	(84,545)	67,948

	-	60,702	683,270	(84,545)	659,427

Operating expenses:
Electric and steam production fuels	-	-	92,501	-	92,501
Purchased power	-	-	125,153	-	125,153
Cost of utility gas sold	-	-	26,917	-	26,917
Other operation and maintenance	648	51,417	214,850	(82,552)	184,363
Depreciation and amortization	-	7,075	64,505	-	71,580
Taxes other than income taxes	-	1,502	26,921	(1,929)	26,494

	648	59,994	550,847	(84,481)	527,008

Operating income (loss)	(648)	708	132,423	(64)	132,419

Interest expense and other:
Interest expense	875	18,851	28,093	(1,616)	46,203
Interest income from loans to discontinued operations, net	-	(4,819)	-	-	(4,819)
Equity (income) loss from unconsolidated investments	(1,490)	19,102	(4,584)	-	13,028
Allowance for funds used during construction	-	-	(1,941)	-	(1,941)
Preferred dividend requirements of subsidiaries	-	-	1,602	-	1,602
Miscellaneous, net	(36,282)	5,294	(3,468)	38,379	3,923

	(36,897)	38,428	19,702	36,763	57,996

Income (loss) from continuing operations before income taxes	36,249	(37,720)	112,721	(36,827)	74,423

Income tax expense (benefit)	(8,481)	(13,752)	50,064	(64)	27,767

Income (loss) from continuing operations	44,730	(23,968)	62,657	(36,763)	46,656

Loss from discontinued operations, net of tax	-	(1,926)	-	-	(1,926)

Net income (loss)	$44,730	($25,894)	$62,657	($36,763)	$44,730

Alliant Energy Corporation Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2003 and 2002

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Nine Months Ended September 30, 2003	(in thousands)
Operating revenues:
Electric utility	$-	$-	$1,467,187	$-	$1,467,187
Gas utility	-	-	396,527	-	396,527
Non-regulated and other	-	412,752	313,615	(288,447)	437,920

	-	412,752	2,177,329	(288,447)	2,301,634

Operating expenses:
Electric and steam production fuels	-	-	249,537	(98)	249,439
Purchased power	-	-	328,512	540	329,052
Cost of utility gas sold	-	-	277,943	-	277,943
Other operation and maintenance	2,155	367,610	721,638	(257,532)	833,871
Depreciation and amortization	28	26,204	224,158	(12,108)	238,282
Taxes other than income taxes	9	5,137	68,748	(5,863)	68,031

	2,192	398,951	1,870,536	(275,061)	1,996,618

Operating income (loss)	(2,192)	13,801	306,793	(13,386)	305,016

Interest expense and other:
Interest expense	8,230	76,514	82,634	(5,154)	162,224
Interest income from loans to discontinued operations, net	-	(3,509)	-	-	(3,509)
Equity (income) loss from unconsolidated investments	-	5,152	(15,219)	-	(10,067)
Allowance for funds used during construction	-	-	(14,412)	98	(14,314)
Preferred dividend requirements of subsidiaries	-	-	12,213	-	12,213
Miscellaneous, net	(148,655)	(3,209)	5,374	136,917	(9,573)

	(140,425)	74,948	70,590	131,861	136,974

Income (loss) from continuing operations before income taxes	138,233	(61,147)	236,203	(145,247)	168,042

Income tax expense (benefit)	3,325	(45,794)	99,428	(537)	56,422

Income (loss) from continuing operations	134,908	(15,353)	136,775	(144,710)	111,620

Income from discontinued operations, net of tax	-	29,271	-	-	29,271

Income before cumulative effect of changes in
accounting principles, net of tax	134,908	13,918	136,775	(144,710)	140,891

Cumulative effect of changes in accounting principles, net of tax	-	(5,983)	-	-	(5,983)

Net income	$134,908	$7,935	$136,775	($144,710)	$134,908

Nine Months Ended September 30, 2002
Operating revenues:
Electric utility	$-	$-	$1,330,297	$-	$1,330,297
Gas utility	-	-	238,201	-	238,201
Non-regulated and other	-	184,759	251,700	(229,634)	206,825

	-	184,759	1,820,198	(229,634)	1,775,323

Operating expenses:
Electric and steam production fuels	-	-	230,259	-	230,259
Purchased power	-	-	288,986	-	288,986
Cost of utility gas sold	-	-	149,392	-	149,392
Other operation and maintenance	1,579	159,507	615,934	(224,189)	552,831
Depreciation and amortization	-	20,205	197,490	-	217,695
Taxes other than income taxes	-	4,919	79,886	(5,329)	79,476

	1,579	184,631	1,561,947	(229,518)	1,518,639

Operating income (loss)	(1,579)	128	258,251	(116)	256,684

Interest expense and other:
Interest expense	2,606	55,359	83,424	(4,663)	136,726
Interest income from loans to discontinued operations, net	-	(12,419)	-	-	(12,419)
Equity (income) loss from unconsolidated investments	(941)	30,120	(12,555)	-	16,624
Allowance for funds used during construction	-	-	(5,291)	-	(5,291)
Preferred dividend requirements of subsidiaries	-	-	4,966	-	4,966
Impairment of available-for-sale securities of McLeodUSA Inc.	-	27,218	-	-	27,218
Miscellaneous, net	(63,831)	29,986	(12,101)	66,875	20,929

	(62,166)	130,264	58,443	62,212	188,753

Income (loss) from continuing operations before income taxes	60,587	(130,136)	199,808	(62,328)	67,931

Income tax expense (benefit)	(201)	(48,320)	83,211	(116)	34,574

Income (loss) from continuing operations	60,788	(81,816)	116,597	(62,212)	33,357

Income from discontinued operations, net of tax	-	27,431	-	-	27,431

Net income (loss)	$60,788	($54,385)	$116,597	($62,212)	$60,788

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of September 30, 2003

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in thousands)
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$5,663,926	$-	$5,663,926
Other plant in service	-	-	1,205,012	-	1,205,012
Accumulated depreciation	-	-	(3,501,344)	-	(3,501,344)
Construction work in progress:
Power Iowa generating facility	-	-	256,809	-	256,809
Other	-	-	117,119	-	117,119
Other, net	-	-	64,039	-	64,039

Total utility	-	-	3,805,561	-	3,805,561

Non-regulated and other, net:
Non-regulated domestic generation	-	204,852	-	-	204,852
Other	-	315,788	68,773	(111)	384,450

Total non-regulated and other	-	520,640	68,773	(111)	589,302

	-	520,640	3,874,334	(111)	4,394,863

Current assets:
Cash and temporary cash investments	782	87,336	5,475	-	93,593
Accounts receivable, net	8,150	76,913	419,627	(166,729)	337,961
Income tax refunds receivable	16,352	90,476	16,942	-	123,770
Gas stored underground, at average cost	-	38,533	60,775	-	99,308
Regulatory assets	-	-	59,597	-	59,597
Assets of discontinued operations	-	538,241	-	-	538,241
Other	165,985	49,058	148,611	(165,797)	197,857

	191,269	880,557	711,027	(332,526)	1,450,327

Investments:
Consolidated subsidiaries	2,245,008	-	10	(2,245,018)	-
Other	12,200	514,343	523,234	-	1,049,777

	2,257,208	514,343	523,244	(2,245,018)	1,049,777

Deferred charges and other	2,352	131,047	612,985	(35,483)	710,901

Total assets	$2,450,829	$2,046,587	$5,721,590	($2,613,138)	$7,605,868

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,636,519	$232,743	$1,224,808	($1,457,551)	$1,636,519
Retained earnings	819,396	122,774	798,928	(921,702)	819,396
Accumulated other comprehensive loss	(134,131)	(90,819)	(43,312)	134,131	(134,131)
Shares in deferred compensation trust	(7,277)	-	-	-	(7,277)

Total common equity	2,314,507	264,698	1,980,424	(2,245,122)	2,314,507

Cumulative preferred stock of subsidiaries, net	-	-	243,803	-	243,803
Long-term debt (excluding current portion)	-	1,129,982	1,165,861	-	2,295,843

	2,314,507	1,394,680	3,390,088	(2,245,122)	4,854,153

Current liabilities:
Current maturities and sinking funds	24,000	7,208	161,850	-	193,058
Commercial paper	98,000	-	47,000	-	145,000
Other short-term borrowings	-	144,514	46,720	(165,797)	25,437
Accrued taxes	6,800	66,856	83,957	-	157,613
Liabilities of discontinued operations	-	96,205	-	-	96,205
Other	4,598	135,123	551,020	(166,729)	524,012

	133,398	449,906	890,547	(332,526)	1,141,325

Other long-term liabilities and deferred credits:
Asset retirement obligations	-	-	374,372	-	374,372
Other	2,924	149,469	1,066,583	(35,490)	1,183,486

	2,924	149,469	1,440,955	(35,490)	1,557,858

Minority interest	-	52,532	-	-	52,532

Total capitalization and liabilities	$2,450,829	$2,046,587	$5,721,590	($2,613,138)	$7,605,868

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2002

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in thousands)
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$5,295,381	$-	$5,295,381
Other plant in service	-	-	1,143,578	-	1,143,578
Accumulated depreciation	-	-	(3,573,407)	-	(3,573,407)
Construction work in progress:
Power Iowa generating facility	-	-	10,651	-	10,651
Other	-	-	252,445	-	252,445
Other, net	-	-	68,340	-	68,340

Total utility	-	-	3,196,988	-	3,196,988

Non-regulated and other, net:
Non-regulated domestic generation	-	156,699	-	-	156,699
Other	-	299,355	75,503	(111)	374,747

Total non-regulated and other	-	456,054	75,503	(111)	531,446

	-	456,054	3,272,491	(111)	3,728,434

Current assets:
Cash and temporary cash investments	4	47,236	15,619	-	62,859
Accounts receivable, net	9,034	78,590	284,151	(191,631)	180,144
Income tax refunds receivable	18,175	72,882	6,412	-	97,469
Gas stored underground, at average cost	-	26,668	36,129	-	62,797
Regulatory assets	-	-	46,076	-	46,076
Assets of discontinued operations	-	969,291	-	-	969,291
Other	245,423	51,712	153,282	(244,764)	205,653

	272,636	1,246,379	541,669	(436,395)	1,624,289

Investments:
Consolidated subsidiaries	1,817,341	-	10	(1,817,351)	-
Other	11,660	430,173	494,867	-	936,700

	1,829,001	430,173	494,877	(1,817,351)	936,700

Deferred charges and other	-	127,834	611,721	(27,583)	711,972

Total assets	$2,101,637	$2,260,440	$4,920,758	($2,281,440)	$7,001,395

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,294,842	$232,743	$906,261	($1,139,004)	$1,294,842
Retained earnings	758,187	114,838	773,556	(888,394)	758,187
Accumulated other comprehensive loss	(209,943)	(166,947)	(42,996)	209,943	(209,943)
Shares in deferred compensation trust	(6,896)	-	-	-	(6,896)

Total common equity	1,836,190	180,634	1,636,821	(1,817,455)	1,836,190

Cumulative preferred stock of subsidiaries, net	-	-	205,063	-	205,063
Long-term debt (excluding current portion)	24,000	1,290,205	1,295,598	-	2,609,803

	1,860,190	1,470,839	3,137,482	(1,817,455)	4,651,056

Current liabilities:
Current maturities and sinking funds	-	41,511	5,080	-	46,591
Commercial paper	135,500	-	60,000	-	195,500
Other short-term borrowings	85,000	194,482	79,003	(244,764)	113,721
Accrued taxes	9,743	13,655	82,123	-	105,521
Liabilities of discontinued operations	-	138,251	-	-	138,251
Other	7,953	176,932	529,472	(191,631)	522,726

	238,196	564,831	755,678	(436,395)	1,122,310

Other long-term liabilities and deferred credits	3,251	181,345	1,027,598	(27,590)	1,184,604

Minority interest	-	43,425	-	-	43,425

Total capitalization and liabilities	$2,101,637	$2,260,440	$4,920,758	($2,281,440)	$7,001,395

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Nine Months Ended September 30, 2003	(in thousands)
Net cash flows from (used for) operating activities	$132,636	($67,594)	$274,746	($156,922)	$182,866

Cash flows from (used for) financing activities:
Common stock dividends	(73,699)	-	(111,401)	111,401	(73,699)
Proceeds from issuance of common stock	339,189	-	-	-	339,189
Proceeds from issuance of preferred stock of subsidiary	-	-	38,738	-	38,738
Proceeds from issuance of other long-term debt	-	61,208	100,000	-	161,208
Reductions in other long-term debt	-	(3,460)	(72,680)	-	(76,140)
Net change in commercial paper and other short-term borrowings	(43,534)	(49,968)	(45,282)	-	(138,784)
Net change in loans to discontinued operations	-	(35,318)	-	-	(35,318)
Other	(1,650)	1,869	291,574	(306,333)	(14,540)

Net cash flows from (used for) financing activities	220,306	(25,669)	200,949	(194,932)	200,654

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Regulated domestic utilities	-	-	(508,423)	108,847	(399,576)
Non-regulated businesses	-	(227,499)	-	-	(227,499)
Corporate Services and other	(50)	-	(5,402)	-	(5,452)
Proceeds from asset dispositions	-	365,313	488	(108,847)	256,954
Other	(352,114)	(4,451)	27,498	351,854	22,787

Net cash flows from (used for) investing activities	(352,164)	133,363	(485,839)	351,854	(352,786)

Net increase (decrease) in cash and temporary cash investments	778	40,100	(10,144)	-	30,734

Cash and temporary cash investments at beginning of period	4	47,236	15,619	-	62,859

Cash and temporary cash investments at end of period	$782	$87,336	$5,475	$-	$93,593

Supplemental cash flows information:
Cash paid (received) during the period for:
Interest	$7,755	$60,129	$80,673	$-	$148,557

Income taxes, net of refunds	($5,473)	($18,078)	$57,714	$-	$34,163

Noncash investing and financing activities:
Debt repaid directly by buyer in the sale of Australian business	$-	$127,595	$-	$-	$127,595

Debt assumed by buyer of affordable housing business	$-	$87,986	$-	$-	$87,986

Capital lease obligations incurred	$-	$-	$2,853	$-	$2,853

Nine Months Ended September 30, 2002
Net cash flows from (used for) operating activities	$62,040	($8,486)	$388,349	($67,178)	$374,725

Cash flows from (used for) financing activities:
Common stock dividends	(135,256)	-	(104,404)	104,404	(135,256)
Proceeds from issuance of common stock	45,410	-	-	-	45,410
Redemption of preferred stock of subsidiary	-	-	(56,389)	-	(56,389)
Net change in Resources' credit facility	-	207,085	-	-	207,085
Reductions in other long-term debt	-	(20,106)	(560)	-	(20,666)
Net change in commercial paper and other short-term borrowings	35,335	86,876	52,587	1,939	176,737
Net change in loans to discontinued operations	-	(147,658)	-	-	(147,658)
Other	(213)	661	47,175	(67,038)	(19,415)

Net cash flows from (used for) financing activities	(54,724)	126,858	(61,591)	39,305	49,848

Cash flows used for investing activities:
Construction and acquisition expenditures:
Regulated domestic utilities	-	-	(276,692)	-	(276,692)
Non-regulated businesses	-	(155,880)	-	-	(155,880)
Corporate Services and other	-	-	(26,871)	-	(26,871)
Proceeds from asset dispositions	19,349	1,659	-	-	21,008
Other	(29,831)	22,497	(20,579)	29,812	1,899

Net cash flows used for investing activities	(10,482)	(131,724)	(324,142)	29,812	(436,536)

Net increase (decrease) in cash and temporary cash investments	(3,166)	(13,352)	2,616	1,939	(11,963)

Cash and temporary cash investments at beginning of period	6,381	60,237	3,207	(1,939)	67,886

Cash and temporary cash investments at end of period	$3,215	$46,885	$5,823	$-	$55,923

Supplemental cash flows information:
Cash paid during the period for:
Interest	$1,920	$44,133	$78,507	$-	$124,560

Income taxes, net of refunds	$-	$2,696	$4,451	$-	$7,147

Noncash investing and financing activities:
Capital lease obligations incurred	$-	$-	$11,635	$-	$11,635

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

	(in thousands)
Operating revenues:
Electric utility	$308,141	$322,422	$773,186	$747,691
Gas utility	28,383	21,494	195,725	128,748
Steam	7,499	7,631	25,245	23,181

	344,023	351,547	994,156	899,620

Operating expenses:
Electric and steam production fuels	45,362	52,104	132,689	127,806
Purchased power	42,852	54,950	125,346	120,171
Cost of gas sold	17,742	11,698	136,735	80,268
Other operation and maintenance	99,384	83,353	268,947	244,046
Depreciation and amortization	41,583	36,751	123,000	109,303
Taxes other than income taxes	11,623	16,138	39,708	49,157

	258,546	254,994	826,425	730,751

Operating income	85,477	96,553	167,731	168,869

Interest expense and other:
Interest expense	17,109	17,127	51,283	50,119
Allowance for funds used during construction	(4,942)	(1,249)	(11,002)	(3,666)
Miscellaneous, net	(1,746)	(3,169)	(1,953)	(6,868)

	10,421	12,709	38,328	39,585

Income before income taxes	75,056	83,844	129,403	129,284

Income taxes	34,068	38,810	55,586	55,574

Net income	40,988	45,034	73,817	73,710

Preferred dividend requirements	3,260	775	9,730	2,483

Earnings available for common stock	$37,728	$44,259	$64,087	$71,227

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
ASSETS	2003	2002

	(in thousands)
Property, plant and equipment:
Electric plant in service	$3,671,871	$3,451,547
Gas plant in service	341,607	326,470
Steam plant in service	59,737	59,737
Other plant in service	208,827	195,328
Accumulated depreciation	(2,161,426)	(2,163,371)

Net plant	2,120,616	1,869,711
Construction work in progress:
Power Iowa generating facility	256,809	10,651
Other	71,887	155,699
Other, net	47,896	50,529

	2,497,208	2,086,590

Current assets:
Cash and temporary cash investments	63	6,076
Accounts receivable:
Customer, less allowance for doubtful accounts of $1,675 and $894	84,075	42,647
Associated companies	32,439	79,105
Other, less allowance for doubtful accounts of $225 and $388	29,132	27,898
Production fuel, at average cost	36,879	36,852
Materials and supplies, at average cost	32,335	28,821
Gas stored underground, at average cost	32,876	19,450
Regulatory assets	35,183	18,077
Prepayments and other	16,549	13,941

	299,531	272,867

Investments:
Nuclear decommissioning trust funds	137,357	121,158
Other	13,391	13,492

	150,748	134,650

Other assets:
Regulatory assets	255,611	199,691
Deferred charges and other	38,797	44,608

	294,408	244,299

Total assets	$3,241,895	$2,738,406

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30,	December 31,
CAPITALIZATION AND LIABILITIES	2003	2002

	(in thousands, except share amounts)
Capitalization:
Common stock - $2.50 par value - authorized 24,000,000
shares; 13,370,788 shares outstanding	$33,427	$33,427
Additional paid-in capital	596,222	477,701
Retained earnings	373,883	374,428
Accumulated other comprehensive loss	(18,887)	(18,887)

Total common equity	984,645	866,669

Cumulative preferred stock	183,840	145,100
Long-term debt (excluding current portion)	829,483	827,389

	1,997,968	1,839,158

Current liabilities:
Current maturities and sinking funds	99,850	5,080
Commercial paper	4,000	-
Accounts payable	122,426	83,126
Accounts payable to associated companies	40,656	41,537
Accrued interest	12,845	14,628
Accrued taxes	69,751	62,135
Accumulated refueling outage provision	4,036	13,845
Other	44,248	40,946

	397,812	261,297

Other long-term liabilities and deferred credits:
Accumulated deferred income taxes	329,037	313,308
Accumulated deferred investment tax credits	28,494	31,135
Asset retirement obligations	190,099	-
Pension and other benefit obligations	97,311	88,449
Regulatory liabilities	76,678	78,995
Environmental liabilities	38,356	39,849
Other	86,140	86,215

	846,115	637,951

Total capitalization and liabilities	$3,241,895	$2,738,406

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2003	2002

	(in thousands)
Cash flows from operating activities:
Net income	$73,817	$73,710
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	123,000	109,303
Amortization of leased nuclear fuel	9,374	10,812
Deferred tax expense (benefit) and investment tax (credits)	19,301	(5,367)
Refueling outage provision	(9,809)	6,165
Other	(1,745)	3,777
Other changes in assets and liabilities:
Accounts receivable	49,004	(1,086)
Sale of utility accounts receivable	(45,000)	(2,000)
Gas stored underground	(13,426)	(3,113)
Accounts payable	3,416	(10,945)
Accrued taxes	7,616	34,204
Adjustment clause balances	(16,511)	(6,264)
Other	8,259	22,163

Net cash flows from operating activities	207,296	231,359

Cash flows from (used for) financing activities:
Common stock dividends	(64,632)	(60,255)
Preferred stock dividends	(9,730)	(2,483)
Capital contribution from parent	118,780	60,000
Proceeds from issuance of preferred stock	38,738	-
Redemption of preferred stock	-	(56,389)
Proceeds from issuance of long-term debt	100,000	-
Reductions in long-term debt	(2,680)	(560)
Net change in short-term borrowings	4,000	13,074
Principal payments under capital lease obligations	(9,720)	(11,053)
Other	13,996	3,205

Net cash flows from (used for) financing activities	188,752	(54,461)

Cash flows used for investing activities:
Utility construction expenditures	(404,968)	(167,142)
Nuclear decommissioning trust funds	(8,209)	(4,506)
Other	11,116	(5,272)

Net cash flows used for investing activities	(402,061)	(176,920)

Net decrease in cash and temporary cash investments	(6,013)	(22)

Cash and temporary cash investments at beginning of period	6,076	87

Cash and temporary cash investments at end of period	$63	$65

Supplemental cash flows information:
Cash paid during the period for:
Interest	$50,076	$48,196

Income taxes, net of refunds	$12,264	$ -

Noncash investing and financing activities:
Capital lease obligations incurred	$2,853	$11,635

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Except as modified below, the Alliant Energy Notes to Condensed Consolidated Financial Statements are incorporated by reference insofar as they relate to IP&L.

1.

The interim condensed consolidated financial statements included herein have been prepared by IP&L, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include IP&L and its consolidated subsidiaries. IP&L is a direct subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in IP&L’s latest Annual Report on Form 10-K.

In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and nine months ended Sept. 30, 2003 and 2002, (b) the consolidated financial position at Sept. 30, 2003 and Dec. 31, 2002, and (c) the consolidated statement of cash flows for the nine months ended Sept. 30, 2003 and 2002, have been made. Because of the seasonal nature of IP&L’s operations, results for the three and nine months ended Sept. 30, 2003 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2003. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation.

2.

For the three and nine months ended Sept. 30, 2003 and 2002, IP&L had no other comprehensive income, thus IP&L’s comprehensive income was equal to its earnings available for common stock for all periods.

3.	Certain financial information relating to IP&L’s significant business segments is presented below. Intersegment revenues were not material to IP&L’s operations.

	Electric	Gas	Other	Total

	(in thousands)
Three Months Ended Sept. 30, 2003
Operating revenues	$308,141	$28,383	$7,499	$344,023
Operating income (loss)	89,197	(4,708)	988	85,477
Earnings available for common stock				37,728

Three Months Ended Sept. 30, 2002
Operating revenues	$322,422	$21,494	$7,631	$351,547
Operating income (loss)	99,795	(4,796)	1,554	96,553
Earnings available for common stock				44,259

Nine Months Ended Sept. 30, 2003
Operating revenues	$773,186	$195,725	$25,245	$994,156
Operating income	156,298	7,474	3,959	167,731
Earnings available for common stock				64,087

Nine Months Ended Sept. 30, 2002
Operating revenues	$747,691	$128,748	$23,181	$899,620
Operating income	161,190	2,729	4,950	168,869
Earnings available for common stock				71,227

10.

IP&L utilizes several synthetic leases to finance certain utility railcars that were not included on IP&L’s Condensed Consolidated Balance Sheets. IP&L has guaranteed the residual value of its synthetic leases totaling $6.8 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease, the latest of which is January 2009.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

	(in thousands)
Operating revenues:
Electric utility	$271,913	$224,463	$694,001	$582,606
Gas utility	33,871	23,100	200,802	109,453
Water	1,706	1,439	4,483	3,957

	307,490	249,002	899,286	696,016

Operating expenses:
Electric production fuels	44,434	40,397	116,750	102,453
Purchased power	67,768	70,203	203,706	168,815
Cost of gas sold	22,132	15,219	141,208	69,124
Other operation and maintenance	59,903	51,137	198,723	153,866
Depreciation and amortization	29,856	27,754	89,051	88,187
Taxes other than income taxes	7,809	8,853	23,177	25,399

	231,902	213,563	772,615	607,844

Operating income	75,588	35,439	126,671	88,172

Interest expense and other:
Interest expense	9,254	9,881	29,469	30,029
Interest income	(2,081)	100	(5,822)	(5,563)
Equity income from unconsolidated investments	(5,192)	(4,514)	(14,972)	(12,387)
Allowance for funds used during construction	(939)	(692)	(3,312)	(1,625)
Miscellaneous, net	(243)	323	629	2,512

	799	5,098	5,992	12,966

Income before income taxes	74,789	30,341	120,679	75,206

Income taxes	27,384	11,191	43,306	27,522

Net income	47,405	19,150	77,373	47,684

Preferred dividend requirements	827	827	2,483	2,483

Earnings available for common stock	$46,578	$18,323	$74,890	$45,201

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
ASSETS	2003	2002

	(in thousands)
Property, plant and equipment:
Electric plant in service	$1,992,055	$1,843,834
Gas plant in service	300,326	286,652
Water plant in service	35,763	33,062
Other plant in service	258,752	242,329
Accumulated depreciation	(1,339,918)	(1,410,036)

Net plant	1,246,978	995,841
Construction work in progress	45,232	96,746
Other, net	16,143	17,811

	1,308,353	1,110,398

Current assets:
Cash and temporary cash investments	3,759	8,577
Accounts receivable:
Customer, less allowance for doubtful accounts of $1,816 and $1,770	121,869	7,977
Associated companies	32,210	21,484
Other, less allowance for doubtful accounts of $289 and $458	20,834	18,191
Production fuel, at average cost	14,692	18,980
Materials and supplies, at average cost	23,240	22,133
Gas stored underground, at average cost	27,898	16,679
Regulatory assets	24,414	27,999
Prepaid gross receipts tax	21,017	27,388
Other	8,823	8,599

	298,756	178,007

Investments:
Nuclear decommissioning trust funds	231,783	223,734
Investment in ATC and other	137,036	133,043

	368,819	356,777

Other assets:
Regulatory assets	98,904	102,674
Deferred charges and other	189,713	236,741

	288,617	339,415

Total assets	$2,264,545	$1,984,597

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30,	December 31,
CAPITALIZATION AND LIABILITIES	2003	2002

	(in thousands, except share amounts)
Capitalization:
Common stock - $5 par value - authorized 18,000,000 shares;
13,236,601 shares outstanding	$66,183	$66,183
Additional paid-in capital	525,603	325,603
Retained earnings	427,424	399,302
Accumulated other comprehensive loss	(24,425)	(24,108)

Total common equity	994,785	766,980

Cumulative preferred stock	59,963	59,963
Long-term debt (excluding current portion)	336,379	468,208

	1,391,127	1,295,151

Current liabilities:
Current maturities	62,000	-
Variable rate demand bonds	55,100	55,100
Commercial paper	43,000	60,000
Accounts payable	47,186	90,869
Accounts payable to associated companies	48,018	43,276
Accrued taxes	13,683	19,353
Regulatory liabilities	13,934	16,938
Other	26,883	29,064

	309,804	314,600

Other long-term liabilities and deferred credits:
Accumulated deferred income taxes	195,654	191,894
Accumulated deferred investment tax credits	22,035	23,241
Asset retirement obligations	184,273	-
Pension and other benefit obligations	63,891	58,921
Customer advances	35,987	36,555
Other	61,774	64,235

	563,614	374,846

Total capitalization and liabilities	$2,264,545	$1,984,597

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2003	2002

	(in thousands)
Cash flows from operating activities:
Net income	$77,373	$47,684
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	89,051	88,187
Amortization of nuclear fuel	4,052	4,680
Amortization of deferred energy efficiency expenditures	31,685	11,745
Deferred tax expense (benefit) and investment tax (credits)	9,072	(2,215)
Equity income from unconsolidated investments, net	(14,972)	(12,387)
Distributions from equity method investments	10,791	10,481
Other	(6,559)	(5,891)
Other changes in assets and liabilities:
Accounts receivable	(11,261)	14,960
Sale of utility accounts receivable	(116,000)	14,000
Gas stored underground	(11,219)	1,697
Accounts payable	(13,955)	(14,383)
Accrued taxes	(5,670)	25,026
Other	(7,141)	(6,364)

Net cash flows from operating activities	35,247	177,220

Cash flows from (used for) financing activities:
Common stock dividends	(46,768)	(44,150)
Preferred stock dividends	(2,483)	(2,483)
Capital contribution from parent	200,000	11,000
Reductions in long-term debt	(70,000)	-
Net change in short-term borrowings	(17,000)	(9,316)
Other	(13,353)	(8,265)

Net cash flows from (used for) financing activities	50,396	(53,214)

Cash flows used for investing activities:
Utility construction expenditures	(103,454)	(109,550)
Nuclear decommissioning trust funds	(2,157)	(15,373)
Other	15,150	2,099

Net cash flows used for investing activities	(90,461)	(122,824)

Net increase (decrease) in cash and temporary cash investments	(4,818)	1,182

Cash and temporary cash investments at beginning of period	8,577	307

Cash and temporary cash investments at end of period	$3,759	$1,489

Supplemental cash flows information:
Cash paid during the period for:
Interest	$30,597	$30,312

Income taxes, net of refunds	$46,385	$4,396

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Except as modified below, the Alliant Energy Notes to Condensed Consolidated Financial Statements are incorporated by reference insofar as they relate to WP&L.

1.

The interim condensed consolidated financial statements included herein have been prepared by WP&L, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include WP&L and its consolidated subsidiaries. WP&L is a direct subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in WP&L’s latest Annual Report on Form 10-K.

In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and nine months ended Sept. 30, 2003 and 2002, (b) the consolidated financial position at Sept. 30, 2003 and Dec. 31, 2002, and (c) the consolidated statement of cash flows for the nine months ended Sept. 30, 2003 and 2002, have been made. Because of the seasonal nature of WP&L’s operations, results for the three and nine months ended Sept. 30, 2003 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2003. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation.

2.	WP&L’s comprehensive income, and the components of other comprehensive income (loss), net of taxes, for the three and nine months ended Sept. 30 were as follows (in thousands):

	Three Months		Nine Months

	2003	2002	2003	2002

Earnings available for common stock	$46,578	$18,323	$74,890	$45,201
Unrealized holding gains (losses) on qualifying
derivatives, net of tax	--	126	(5,914)	(173)
Less: reclassification adjustment for gains (losses)
included in earnings available for common
stock, net of tax	--	--	(5,597)	4,287

Net unrealized gains (losses) on qualifying derivatives	--	126	(317)	(4,460)

Other comprehensive income (loss)	--	126	(317)	(4,460)

Comprehensive income	$46,578	$18,449	$74,573	$40,741

3.

Certain financial information relating to WP&L’s significant business segments is presented below. Gas revenues included $15 million and $10 million for the three months ended Sept. 30, 2003 and 2002, and $37 million and $18 million for the nine months ended Sept. 30, 2003 and 2002, respectively, for sales to the electric segment. All other intersegment revenues were not material to WP&L’s operations.

	Electric	Gas	Other	Total

	(in thousands)
Three Months Ended Sept. 30, 2003
Operating revenues	$271,913	$33,871	$1,706	$307,490
Operating income (loss)	77,619	(2,685)	654	75,588
Earnings available for common stock				46,578

Three Months Ended Sept. 30, 2002
Operating revenues	$224,463	$23,100	$1,439	$249,002
Operating income (loss)	41,364	(6,387)	462	35,439
Earnings available for common stock				18,323

Nine Months Ended Sept. 30, 2003
Operating revenues	$694,001	$200,802	$4,483	$899,286
Operating income	112,271	13,322	1,078	126,671
Earnings available for common stock				74,890

Nine Months Ended Sept. 30, 2002
Operating revenues	$582,606	$109,453	$3,957	$696,016
Operating income (loss)	88,317	(1,267)	1,122	88,172
Earnings available for common stock				45,201

10.

WP&L utilizes several synthetic leases to finance certain utility railcars and a utility radio dispatch system that were not included on WP&L’s Condensed Consolidated Balance Sheets. WP&L has guaranteed the residual value of its synthetic leases totaling $13.4 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease, the latest of which is April 2015.

15.

Earnings (losses) on WP&L’s nuclear decommissioning trust funds of $2.0 million and ($0.2) million for the three months ended Sept. 30, 2003 and 2002, respectively, and $5.5 million and $5.1 million for the nine months ended Sept. 30, 2003 and 2002, respectively, are included in “Interest income” in WP&L’s Condensed Consolidated Statements of Income. A corresponding offset is recorded in “Depreciation and amortization” expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The primary first tier subsidiaries of Alliant Energy include: IP&L, WP&L, Resources and Corporate Services. Among various other regulatory constraints, Alliant Energy is operating as a registered public utility holding company subject to the limitations imposed by PUHCA. This MD&A includes information relating to Alliant Energy, IP&L and WP&L (as well as Resources and Corporate Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this report as well as the financial statements, notes and MD&A included in Alliant Energy’s Current Report on Form 8-K, dated June 4, 2003, and IP&L’s and WP&L’s latest Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: weather effects on sales and revenues; economic and political conditions in Alliant Energy’s domestic and international service territories; federal, state and international regulatory or governmental actions, including the impact of pending energy-related legislation in Congress and the ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs and the earning of reasonable rates of return, as well as the payment of expected levels of dividends; Alliant Energy’s ability to complete its proposed divestiture of its oil and gas business at expected values and on expected timelines and its ability to retire debt from the proceeds therefrom on the anticipated timeframes and at the expected cost; unanticipated construction and acquisition expenditures; issues related to the supply of purchased electricity and price thereof, including the ability to recover purchased-power and fuel costs through rates; risks related to the operations of Alliant Energy’s nuclear facilities and unanticipated issues relating to the sale of Alliant Energy’s interest in Kewaunee; costs associated with Alliant Energy’s environmental remediation efforts and with environmental compliance generally; developments that adversely impact Alliant Energy’s ability to implement its strategic plan; improved results from Alliant Energy’s Brazil investments, the ability of Alliant Energy’s Brazil investments to refinance certain debt outstanding and no material adverse changes in the rates allowed by the Brazilian regulators; improved performance by Alliant Energy’s other non-regulated businesses as a whole; no material permanent declines in the fair market value of, or expected cash flows from, Alliant Energy’s investments; Alliant Energy’s ability to continue cost controls and operational efficiencies; Alliant Energy’s ability to identify and successfully complete proposed acquisitions and development projects; access to technological developments; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; continued access to the capital markets; inflation rates; and factors listed in “Other Matters — Other Future Considerations.” Alliant Energy assumes no obligation, and disclaims any duty, to update the forward-looking statements in this report.

STRATEGIC ACTIONS

Alliant Energy continues to make significant progress relating to implementing the plan it outlined in November 2002 to strengthen its financial profile. An update on such progress follows.

o	Asset sales and related debt reduction —
o	In April 2003, Alliant Energy completed the sale of its Australian assets to New Zealand-based Meridian. In July 2003, Alliant Energy completed the sales of its affordable housing and SmartEnergy businesses.
o	In July 2003, WPC, a company formed to be a holding company for Whiting, filed a registration statement with the SEC relating to an IPO. All of the shares of common stock to be sold in the proposed IPO will be offered by Alliant Energy. Alliant Energy currently intends to sell 80.1% or more of its interest in WPC in the fourth quarter of 2003 in the proposed IPO and currently plans to divest its remaining interest, subject to market conditions.

o	If the proposed Whiting IPO is successfully executed, Alliant Energy would no longer consolidate its investment in Whiting. As a result, Whiting’s debt would no longer be reported on Alliant Energy’s balance sheet after the proposed IPO is completed. Whiting had $185 million of debt outstanding as of Sept. 30, 2003. In addition, Alliant Energy expects to use proceeds from the proposed IPO for debt reduction as well as some or all of the proceeds received from the divestiture of the remainder of its WPC stock. The amount of proceeds ultimately received from Alliant Energy’s divestiture of its Whiting business, and the timing of the completion of this transaction, is subject to a variety of factors, including favorable market conditions for the IPO.
o	Assuming Alliant Energy’s IPO of its Whiting business is completed in the fourth quarter of 2003, Alliant Energy currently expects to incur charges to continuing operations in the fourth quarter of 2003 related to debt repayment premiums it anticipates paying as it applies the proceeds from the offering to reduce debt. While the ultimate amount of these potential premiums is impacted by numerous variables, Alliant Energy currently estimates it could incur charges to continuing operations of at least $0.06 to $0.10 per diluted share in the fourth quarter of 2003.
o	Alliant Energy is in the process of selling some or all of its utility water business and has entered into a purchase agreement for the sale of its water utility serving the Beloit area at a sale price of $21 million. All regulatory approvals and financing have been obtained and Alliant Energy currently expects this sale to close later in 2003. Alliant Energy also continues the pursuit of the sale of its water utilities serving the Ripon and South Beloit areas.
o	As a result of the above completed and proposed asset sales, Alliant Energy expects to achieve aggregate debt reductions in excess of $800 million with a significant majority, if not all, expected to occur in 2003 with any remainder in 2004. Debt reductions realized to-date as a result of the asset sales are as follows (in millions):
o Australia	$320
o Affordable housing and SmartEnergy	110

o Total	$430

o	Alliant Energy is also generating debt reductions of approximately $45 million throughout 2003 as a result of incremental tax benefits realized from the asset sales it has completed thus far.
o	Alliant Energy also continues to divest other less material assets and will continue reviewing other ways to narrow its strategic focus and business platforms. The proceeds realized from such asset sales are also expected to be available for debt reduction.
o	Common equity offering — in July 2003, Alliant Energy completed a public offering of 17.25 million shares of its common stock at a price per share to the public of $19.25. The net proceeds of approximately $318 million were used to make capital contributions of $200 million and approximately $118 million to WP&L and IP&L, respectively, in support of their respective domestic utility generation and reliability initiatives.
o	Common stock dividend — Alliant Energy reduced its targeted annual common stock dividend from $2.00 per share to $1.00 per share effective with the dividend declared and paid in the first quarter of 2003.
o	Anticipated construction and acquisition expenditures for 2002 and 2003 — Alliant Energy reduced such aggregate expenditures by approximately $400 million, largely in its non-regulated business, from the plan that existed earlier in 2002.
o	Cost control — Alliant Energy is implementing additional cost control measures through its Lean Six Sigma program, its enterprise resource planning system that was placed in service in October 2002 and by a heightened focus on operating its domestic utility business in a manner that aligns operating expenses with the revenues granted in various rate filings.

As a result of the progress noted above and the fact that Alliant Energy’s cost control initiatives are expected to be an ongoing part of its business and, hence, will never be fully completed, Alliant Energy believes it has now successfully executed all of its strategic actions announced in November 2002 other than the divestiture of its Whiting business.

RATES AND REGULATORY MATTERS

A summary of the regulatory environment is included in Alliant Energy’s Current Report on Form 8-K dated June 4, 2003, and the Form 10-K filed by IP&L and WP&L for the year ended Dec. 31, 2002. Set forth below are several recent developments relating to the regulatory environment.

Alliant Energy’s merger-related price freezes expired in April 2002 in all of its primary domestic utility jurisdictions and it has been addressing the recovery of its utility cost increases through numerous rate filings. Details of these rate cases are as follows (dollars in millions):

								Expected	Return
				Interim	Interim	Final	Final	Final	on
	Utility	Filing	Increase	Increase	Effective	Increase	Effective	Effective	Common
Case	Type	Date	Requested	Granted (1)	Date	Granted (1)	Date	Date	Equity	Notes

WP&L:
2002 retail	E/G/W	8/01	$104	$49	4/02	$82	9/02	N/A	12.3%
2003 retail	E/G/W	5/02	123	--	N/A	81	4/03	N/A	12%	(2)
2004 retail	E/G/W	3/03	87	TBD	TBD	TBD	TBD	1/04	TBD
Wholesale	E	2/02	6	6	4/02	3	1/03	N/A	N/A
Wholesale	E	3/03	5	5	7/03	TBD	TBD	12/03	N/A	(3)
South Beloit
retail - IL	G/W	10/03	1	TBD	TBD	TBD	TBD	9/04	TBD
IP&L retail - IA	E	3/02	82	15	7/02	26	5/03	N/A	11.15%
IP&L retail - IA	G	7/02	20	17	10/02	13	8/03	N/A	11.05%	(4)
IP&L retail - MN	E	5/03	5	2	7/03	TBD	TBD	4/04	TBD

Total			$433	$94		$205

(1)	Interim rate relief is implemented, subject to refund, pending determination of final rates. The final rate relief granted replaces the amount of interim rate relief granted.
(2)

A party to the case representing selected commercial and industrial electric customers has appealed to a court to have the decision in this case remanded back to the PSCW for further consideration on issues of revenue increase amount and rate design. WP&L believes it is unlikely that the final outcome of this appeal will result in any changes to revenues or net income.

(3)

WP&L had a rate change moratorium agreement with a wholesale customer group that expired in July 2003. The requested rates went into effect in July 2003, subject to refund. The parties have agreed to a settlement in principle and are currently finalizing the settlement.

(4)

Since the final increase is lower than the interim relief granted in October 2002, a refund to customers will be made and is scheduled to be completed in December 2003. IP&L has reserved all amounts related to the refund.

A significant portion of the rate increases included in the previous table reflect the recovery of increased costs incurred by IP&L and WP&L, or costs they expect to incur, thus the increase in revenues related to these rate increases have not or are not expected to result in a corresponding increase in income. IP&L expects to file for an electric rate increase in 2004 which will include costs associated with the $400 million 500-MW combined cycle natural gas plant currently under construction in Iowa.

WP&L’s retail electric rates are based on annual forecasted fuel and purchased-power costs. In July 2003, WP&L completed an $8 million refund to its retail electric customers due to the overcollection of past fuel and purchased-power costs. The impact of such refund had no material impact on WP&L’s results of operations given reserves for such refund that it had previously recorded.

In 2002, IP&L filed with the IRS for a change in method of accounting for tax purposes for 1987 through 2001 that would allow a current deduction related to mixed service costs. Such costs had previously been capitalized and depreciated for tax purposes over the appropriate tax lives. This change would create a significant current tax benefit that has not been reflected in IP&L’s results of operations pending a decision from the IUB on the required rate making treatment of the benefit. In its April 2003 order, the IUB approved IP&L’s proposed accounting treatment to defer the tax savings resulting from the change of accounting method until the IRS audit on this issue is complete. The rate making impact will be addressed once the issue is resolved with the IRS, which is expected to occur in 2004. There would be no material negative impact on IP&L’s results of operations or financial position should the IRS reject IP&L’s proposal.

In 2002, IP&L filed for IUB and MPUC approval to transfer its transmission assets to TRANSLink, a proposed independent for-profit, transmission-only company. In June 2003, the IUB dismissed, without prejudice, IP&L’s plan to contribute and transfer transmission assets of 69 KV and greater to TRANSLink. However, the IUB encouraged the participating companies to revise and refile their reorganization applications. Subsequent to an IUB order, IP&L revised its MPUC filing to only seek authorization to transfer functional control of its transmission assets to TRANSLink. In a June 2003 hearing, the MPUC deferred its decision and indicated IP&L could submit a supplemental or revised application to explain recent changes to the proposal and to respond to a number of issues and questions posed by the MPUC advisory staff and other parties. On Nov. 3, 2003, IP&L submitted a status report to the MPUC indicating that IP&L and the other TRANSLink participants are currently evaluating their options with respect to TRANSLink and would provide further details within 30 days.

Energy-related legislation is currently pending in the U.S. Congress that, among other proposals, would repeal PUHCA. However, it is uncertain when or whether such legislation will be enacted or what impact it would have on Alliant Energy.

ALLIANT ENERGY RESULTS OF OPERATIONS

Unless otherwise noted, all “per share” references in the Results of Operations section refer to earnings per diluted share.

Overview — Third Quarter Results — Alliant Energy’s net income (loss) and EPS for the third quarter were as follows (dollars in millions; totals may not foot due to rounding):

	2003 *		2002

	Net Income	EPS	Net Income	EPS
Earnings (loss) from continuing operations:
Utility	$83.9	$0.92	$62.6	$0.69
Non-regulated (Resources)	(2.4)	(0.03)	(24.0)	(0.27)
Alliant Energy parent and other	3.8	0.04	8.1	0.09
Dilutive effect of additional shares outstanding		(0.15)

Total earnings from continuing operations	85.3	0.78	46.7	0.51
Earnings (loss) from discontinued operations:
Operating results	7.4	0.08	7.5	0.08
Non-cash valuation and other accounting adjustments:
Southern Hydro SFAS 133 loss	--	--	(9.4)	(0.10)
Discontinuing depreciation, depletion and amortization
of assets held for sale	6.1	0.07	--	--
Valuation adjustments and selling costs	4.5	0.05	--	--
Dilutive effect of additional shares outstanding		(0.04)

Total earnings (loss) from discontinued operations	18.0	0.16	(1.9)	(0.02)

Net income	$103.2	$0.94	$44.7	$0.49

* The 2003 EPS amounts have been computed based on the average shares outstanding in 2002. Alliant Energy reports the dilutive impact of increased shares outstanding as a separate earnings variance item if it is material.

The significant increase in utility earnings from continuing operations was largely due to higher electric and gas margins which were partially offset by higher utility operating expenses. Alliant Energy also realized a similar improvement in its non-regulated results from continuing operations which was primarily due to a $0.18 per share improvement from its International business unit and the absence of asset valuation charges in the third quarter of 2003 compared with $0.06 per share recorded in the same period in 2002.

Domestic Electric Utility Margins — Electric margins and MWh sales for Alliant Energy for the three months ended Sept. 30 were as follows (in thousands):

	Revenues and Costs			MWhs Sold

	2003	2002	Change	2003	2002	Change

Residential	$219,045	$206,797	6%	2,231	2,346	(5%)
Commercial	122,870	116,606	5%	1,537	1,553	(1%)
Industrial	165,180	156,473	6%	3,182	3,192	--

Total from ultimate customers	507,095	479,876	6%	6,950	7,091	(2%)
Sales for resale	58,721	51,206	15%	1,456	1,402	4%
Other	14,238	15,803	(10%)	43	40	8%

Total revenues/sales	580,054	546,885	6%	8,449	8,533	(1%)

Electric production fuels expense	84,914	88,452	(4%)
Purchased-power expense	110,620	125,153	(12%)

Margin	$384,520	$333,280	15%

Electric margins and MWh sales for Alliant Energy for the nine months ended Sept. 30 were as follows (in thousands):

	Revenues and Costs			MWhs Sold

	2003	2002	Change	2003	2002	Change

Residential	$530,458	$479,076	11%	5,800	5,862	(1%)
Commercial	313,658	284,607	10%	4,260	4,188	2%
Industrial	432,586	398,867	8%	9,173	9,191	--

Total from ultimate customers	1,276,702	1,162,550	10%	19,233	19,241	--
Sales for resale	150,543	126,586	19%	4,011	3,824	5%
Other	39,942	41,161	(3%)	136	126	8%

Total revenues/sales	1,467,187	1,330,297	10%	23,380	23,191	1%

Electric production fuels expense	232,807	218,193	7%
Purchased-power expense	329,052	288,986	14%

Margin	$905,328	$823,118	10%

Electric margin increased $51.2 million, or 15%, and $82.2 million, or 10%, for the three- and nine-month periods, respectively, primarily related to the impact of various rate increases implemented during the last 12 months, including increased revenues to recover a significant portion of higher utility operating expenses, the impact of WP&L implementing seasonal rates in 2003 for the first time and increased sales resulting from continued modest retail customer growth. Lower purchased-power and fuel costs impacting margin also contributed to the three-month increase. These items were partially offset by the impact of milder weather conditions in the second and third quarters of 2003 compared to the same periods in 2002.

In April 2003, WP&L implemented seasonal electric rates that resulted in higher rates for the period from June 1 through Sept. 30 and lower rates in all other periods. As a result, total annual revenues are not expected to be impacted significantly. However, WP&L expects that, going forward, each year’s second and third quarter revenues will be higher and first and fourth quarter revenues will be lower than those that would be realized without seasonal rates. Such seasonal rates will impact quarterly comparisons through the first quarter of 2004. The impact of seasonal rates increased electric margins by approximately $13 million for the three-month period in 2003 compared to 2002 when no seasonal rates were in effect. WP&L expects electric margins in the fourth quarter of 2003 will be approximately $7 million lower than it would have been without seasonal rates.

Gas Utility Margins — Gas margins and Dth sales for Alliant Energy for the three months ended Sept. 30 were as follows (in thousands):

	Revenues and Costs			Dths Sold

	2003	2002	Change	2003	2002	Change

Residential	$23,401	$17,526	34%	1,676	1,833	(9%)
Commercial	13,727	9,867	39%	1,569	1,655	(5%)
Industrial	5,382	3,576	51%	872	903	(3%)
Transportation/other	19,744	13,625	45%	11,974	12,062	(1%)

Total revenues/sales	62,254	44,594	40%	16,091	16,453	(2%)

Cost of utility gas sold	39,874	26,917	48%

Margin	$22,380	$17,677	27%

Gas margins and Dth sales for Alliant Energy for the nine months ended Sept. 30 were as follows (in thousands):

	Revenues and Costs			Dths Sold

	2003	2002	Change	2003	2002	Change

Residential	$215,622	$129,103	67%	21,719	19,983	9%
Commercial	112,043	64,819	73%	13,484	12,388	9%
Industrial	22,876	13,693	67%	3,361	3,254	3%
Transportation/other	45,986	30,586	50%	36,586	35,215	4%

Total revenues/sales	396,527	238,201	66%	75,150	70,840	6%

Cost of utility gas sold	277,943	149,392	86%

Margin	$118,584	$88,809	34%

Gas revenues and cost of utility gas sold increased significantly for the three- and nine-month periods due to the large increase in natural gas prices from the same periods in 2002. Due to Alliant Energy’s rate recovery mechanisms for gas costs, these increases alone had little impact on gas margin. Gas margin increased $4.7 million, or 27%, and $29.8 million, or 34%, for the three- and nine-month periods, respectively, primarily due to the impact of several rate increases implemented during the last 12 months. Also contributing to the nine-month increase were increased sales, which were largely due to more favorable weather conditions in the first quarter of 2003 compared to the same period in 2002 and continued modest retail customer growth, and improved performance related to WP&L’s performance-based commodity cost recovery program (benefits are shared by ratepayers and shareowners).

Refer to “Rates and Regulatory Matters” for discussion of various electric and gas rate filings.

Non-regulated and Other Revenues — Details regarding Alliant Energy’s non-regulated and other revenues for the three and nine months ended Sept. 30 were as follows (in thousands):

	Three Months		Nine Months

	2003	2002	2003	2002

Integrated Services	$66,528	$30,685	$293,450	$91,980
International	30,635	23,395	85,777	72,819
Investments	7,043	6,756	19,985	19,376
Other (includes eliminations)	13,038	7,112	38,708	22,650

	$117,244	$67,948	$437,920	$206,825

The increased Integrated Services revenues for both periods were primarily due to increased gas revenues at Alliant Energy’s natural gas marketing business, NG Energy, largely due to higher natural gas prices and increased revenues at Alliant Energy’s environmental consulting business. Lower/higher natural gas volumes at NG Energy also impacted the three/nine month variances, respectively. Refer to Note 12 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion of NG Energy. The increased International revenues for both periods were primarily due to increased sales due to the acquisition of additional combined heat and power facilities in China in the fourth quarter of 2002 and the second quarter of 2003. The increased Other revenues for both periods was primarily due to generation from a 309-MW natural-gas fired power plant purchased by Resources in Wisconsin in February 2003.

Other Operating Expenses — Other operation and maintenance expenses for the three and nine months ended Sept. 30 were as follows (in thousands):

	Three Months		Nine Months

	2003	2002	2003	2002

Utility	$159,934	$134,490	$470,073	$397,912
Integrated Services	60,950	27,358	278,414	81,873
International	21,625	17,378	60,794	57,796
Investments	4,861	3,782	13,062	11,290
Other (includes eliminations)	3,991	1,355	11,528	3,960

	$251,361	$184,363	$833,871	$552,831

The utility increase for both periods was primarily due to increases in the amortization of deferred costs that are now being recovered in rates and higher administrative and general expenses (including, among others, employee benefits, uncollectible customer accounts and insurance). The nine-month increase was also impacted by a planned refueling outage at Kewaunee in the second quarter of 2003, partially offset by lower electric transmission and distribution expenses. A significant portion of these cost increases are being recovered as a result of the rate increases implemented during the last 12 months. Refer to “Rates and Regulatory Matters” for additional information. The Integrated Services, International and Other increases were largely driven by the same factors impacting the revenue variances.

Depreciation and amortization expense increased $9.1 million and $20.6 million for the three- and nine-month periods, respectively, primarily due to utility property additions, acquisitions at the non-regulated businesses and higher contributions to IP&L’s nuclear decommissioning trust fund.

Taxes other than income taxes decreased $5.3 million and $11.4 million for the three- and nine-month periods, respectively, largely due to decreased property taxes. Refer to “IP&L Results of Operations — Other Operating Expenses” for further discussion.

Interest Expense and Other — Interest expense increased $4.3 million and $25.5 million for the three- and nine-month periods, respectively, primarily due to higher average borrowing rates at Resources due to an increase in the mix of long- versus short-term debt outstanding. Higher credit facility fees at Resources and higher interest expense at the parent company also contributed to the nine-month increase.

Equity loss (income) from Alliant Energy’s unconsolidated investments for the three and nine months ended Sept. 30 was as follows (in thousands):

	Three Months		Nine Months

	2003	2002	2003	2002

ATC	($4,046)	($3,740)	($11,902)	($10,914)
New Zealand	(3,164)	(1,170)	(5,616)	(1,832)
Brazil	(856)	15,142	(3,095)	24,066
Synfuel (began operations 5/02)	4,854	4,793	14,929	7,792
Other	(1,872)	(1,997)	(4,383)	(2,488)

	($5,084)	$13,028	($10,067)	$16,624

Equity income from unconsolidated investments increased $18.1 million and $26.7 million for the three- and nine-month periods, respectively. The increased earnings for New Zealand for both periods was primarily due to higher energy prices. The improved results for Brazil for both periods was primarily due to: rate increases implemented at all five of the Brazilian operating companies throughout 2003; 3.2% and 8.6% increases in electricity sales volumes for the three- and nine-month periods; a charge in the third quarter of 2002 resulting from the receipt of a regulatory order; and foreign currency transaction losses of $4.9 million and $7.7 million for the three and nine months ended Sept. 30, 2002, respectively, related to approximately $40 million in debt at one of the Brazilian operating companies. The nine-month Brazil increase was also impacted by a second quarter 2002 charge of $3.1 million related to the recovery of the impacts of rationing and other prior costs. In the second quarter of 2002, Synfuel, a direct subsidiary of Resources, purchased an equity interest in an entity that owns a synthetic fuel processing facility which generates operating losses at its fuel processing facility. These losses are more than offset by tax credits and the tax benefit of the losses the project generates. All tax benefits are included in “Income taxes” in Alliant Energy’s Condensed Consolidated Statements of Income.  Refer to “Other Matters — Other Future Considerations” for further discussion of the tax credits associated with the Synfuel investment.

AFUDC increased $3.9 million and $9.0 million for the three- and nine-month periods, respectively, primarily due to increased construction expenditures at IP&L related to the $400 million generating facility it is constructing in Iowa under its Power Iowa program.

Preferred dividend requirements of subsidiaries increased $2.5 million and $7.2 million for the three- and nine-month periods, respectively, due to an increase in the aggregate amount of preferred stock outstanding at IP&L and a higher dividend rate.

Refer to Note 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of the asset valuation charge recorded by Alliant Energy in the first and second quarters of 2002 related to its McLeod available-for-sale securities.

Miscellaneous, net income increased $8.6 million and $30.5 million for the three- and nine-month periods, respectively, primarily due to the recording of pre-tax asset valuation charges in 2002 related to Alliant Energy’s investments in Energy Technologies (Q1 $5.0 million and Q3 $5.3 million); Enermetrix (Q1 $8.5 million); a loan receivable from a Mexican development company in connection with development of a resort community in Mexico (Q2 $6.9 million); and $2.6 million of charges recorded at Alliant Energy’s Integrated Services business unit in the third quarter of 2002. Also contributing to the nine-month increase were improvements in the pre-tax, non-cash SFAS 133 valuation adjustments related to the derivative component of Alliant Energy’s exchangeable senior notes and McLeod trading securities.

Income Taxes — The effective income tax rates were 32.0% and 31.3% for the three- and nine-month periods ended Sept. 30, 2003, respectively, compared with 36.5% and 47.4% for the same periods last year. The effective tax rates for both periods in 2003 were lower than the statutory federal income tax rate of 35% largely due to the impact of foreign operations and tax credits, which were partially offset by the effects of utility rate making and the impact of state taxes. The effective tax rates for both periods of 2003 were lower than the rates for the same periods in 2002 primarily due to the impact of income from foreign operations.

Income (Loss) from Discontinued Operations — Income from discontinued operations increased $19.9 million and $1.8 million for the three- and nine-month periods, respectively. The three-month increase was primarily due to the recording of a non-cash SFAS 133 loss in the third quarter of 2002 related to the valuation of electricity derivatives at Southern Hydro and the impact of discontinuing depreciation, depletion and amortization of Alliant Energy’s assets held for sale in 2003. The nine-month increase was primarily due to the after-tax gain on the sale of Alliant Energy’s Australian business of $41 million recorded in the second quarter of 2003, the impact of discontinuing depreciation, depletion and amortization of Alliant Energy’s assets held for sale in 2003 and higher oil and gas prices at Whiting. The nine-month increase was largely offset by the recording of after-tax losses of $46 million and $9 million on the sale of Alliant Energy’s affordable housing and SmartEnergy businesses, respectively. These losses include valuation adjustments and selling costs recorded in the first and second quarters of 2003. Refer to Note 8 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion of Alliant Energy’s discontinued operations.

Cumulative Effect of Changes in Accounting Principles — In the first quarter of 2003, Alliant Energy recorded after-tax charges of $4 million and $2 million for the cumulative effect of changes in accounting principles related to the adoption on Jan. 1, 2003 of SFAS 143 and EITF Issue 02-3 within its oil and gas and Integrated Services businesses, respectively. The oil and gas business has been classified as held for sale. Refer to Notes 11 and 12 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further information.

IP&L RESULTS OF OPERATIONS

Overview — Third Quarter Results — Earnings available for common stock decreased $6.5 million, primarily due to increased operating expenses and preferred dividend requirements, partially offset by higher electric margins.

Electric Utility Margins — Electric margins and MWh sales for IP&L for the three months ended Sept. 30 were as follows (in thousands):

	Revenues and Costs			MWhs Sold

	2003	2002	Change	2003	2002	Change

Residential	$122,747	$125,263	(2%)	1,258	1,306	(4%)
Commercial	71,691	76,130	(6%)	933	952	(2%)
Industrial	94,249	100,568	(6%)	1,982	1,997	(1%)

Total from ultimate customers	288,687	301,961	(4%)	4,173	4,255	(2%)
Sales for resale	10,560	12,379	(15%)	277	349	(21%)
Other	8,894	8,082	10%	24	24	--

Total revenues/sales	308,141	322,422	(4%)	4,474	4,628	(3%)

Electric production fuels expense	40,480	48,055	(16%)
Purchased-power expense	42,852	54,950	(22%)

Margin	$224,809	$219,417	2%

Electric margins and MWh sales for IP&L for the nine months ended Sept. 30 were as follows (in thousands):

	Revenues and Costs			MWhs Sold

	2003	2002	Change	2003	2002	Change

Residential	$287,076	$277,660	3%	3,181	3,225	(1%)
Commercial	183,286	176,402	4%	2,610	2,550	2%
Industrial	250,291	243,902	3%	5,762	5,839	(1%)

Total from ultimate customers	720,653	697,964	3%	11,553	11,614	(1%)
Sales for resale	28,975	28,777	1%	867	1,007	(14%)
Other	23,558	20,950	12%	76	78	(3%)

Total revenues/sales	773,186	747,691	3%	12,496	12,699	(2%)

Electric production fuels expense	116,057	115,740	--
Purchased-power expense	125,346	120,171	4%

Margin	$531,783	$511,780	4%

Electric margin increased $5.4 million, or 2%, and $20.0 million, or 4%, for the three- and nine-month periods, respectively, primarily due to the impact of retail rate increases implemented during the last 12 months, including increased revenues to recover a significant portion of IP&L’s increased operating expenses, lower purchased-power capacity costs, increased energy conservation revenues of $4 million for both the three- and nine-month periods, and continued modest retail customer growth. These items were partially offset by the impact of milder weather conditions in the second and third quarters of 2003 compared to the same periods in 2002. The increased energy conservation revenues were offset by higher energy conservation expenses.

Gas Utility Margins — Gas margins and Dth sales for IP&L for the three months ended Sept. 30 were as follows (in thousands):

	Revenues and Costs			Dths Sold

	2003	2002	Change	2003	2002	Change

Residential	$13,891	$10,044	38%	1,006	1,012	(1%)
Commercial	7,730	5,322	45%	879	870	1%
Industrial	4,651	3,025	54%	773	795	(3%)
Transportation/other	2,111	3,103	(32%)	6,778	6,778	--

Total revenues/sales	28,383	21,494	32%	9,436	9,455	--

Cost of gas sold	17,742	11,698	52%

Margin	$10,641	$9,796	9%

Gas margins and Dth sales for IP&L for the nine months ended Sept. 30 were as follows (in thousands):

	Revenues and Costs			Dths Sold

	2003	2002	Change	2003	2002	Change

Residential	$116,737	$74,421	57%	12,776	11,656	10%
Commercial	57,787	36,324	59%	7,523	6,919	9%
Industrial	15,850	9,608	65%	2,541	2,364	7%
Transportation/other	5,351	8,395	(36%)	21,667	21,051	3%

Total revenues/sales	195,725	128,748	52%	44,507	41,990	6%

Cost of gas sold	136,735	80,268	70%

Margin	$58,990	$48,480	22%

Gas revenues and cost of gas sold increased significantly for the three- and nine-month periods due to the large increase in natural gas prices from the same periods in 2002. Such increases alone had no impact on IP&L’s gas margin given its rate recovery mechanism for gas costs. Gas margin increased $0.8 million, or 9%, and $10.5 million, or 22%, for the three- and nine-month periods, respectively, primarily due to the impact of a retail rate increase implemented during the last 12 months. Also contributing to the nine-month increase were increased sales, primarily due to more favorable weather conditions in the first quarter of 2003 compared to the same period in 2002.

Refer to “Rates and Regulatory Matters” for discussion of IP&L’s electric and gas rate filings.

Other Operating Expenses — Other operation and maintenance expenses increased $16.0 million and $24.9 million for the three- and nine-month periods, respectively, primarily due to increased administrative and general expenses including, among others, employee benefits, energy conservation, uncollectible customer accounts and insurance expenses. These items were partially offset by decreased electric transmission and distribution expenses.

Depreciation and amortization expense increased $4.8 million and $13.7 million for the three- and nine-month periods, respectively, primarily due to increased amortization of software, increased contributions to the nuclear decommissioning trust fund and property additions.

Taxes other than income taxes decreased $4.5 million and $9.4 million for the three- and nine-month periods, respectively, largely due to decreased property taxes, primarily related to an April 2003 property tax settlement.

IP&L appealed to the Iowa State Board of Tax Review, an agency of the State of Iowa, regarding assessments of Iowa property tax made by the Director of the Iowa Department of Revenue and Finance. The appeals involved assessments for the years 1994 through 1998 and sought reduction of the assessments reflecting the true value of IP&L’s operating property. In April 2003, IP&L settled this matter with the Iowa Department of Revenue and Finance. IP&L expects to realize reductions in property tax expense of $7.7 million, $5.1 million, $3.6 million and $2.1 million in 2003, 2004, 2005, and 2006 and thereafter, respectively, in comparison to what property tax expense would have been without the settlement. The impact of the settlement on ratepayers will be addressed in future ratemaking proceedings.

Interest Expense and Other — AFUDC increased $3.7 million and $7.3 million for the three- and nine-month periods, respectively, due to increased construction expenditures related to the $400 million generating facility being constructed in Iowa under IP&L’s Power Iowa program.

Miscellaneous, net income decreased $4.9 million for the nine-month period, primarily due to lower income from sales of non-commodity products and services.

Income Taxes — The effective income tax rates were 45.4% and 43.0% for the three- and nine-month periods ended Sept. 30, 2003, respectively, compared with 46.3% and 43.0% for the same periods last year.

Preferred Dividend Requirements — Preferred dividend requirements increased $2.5 million and $7.2 million for the three- and nine-month periods, respectively, due to an increase in the aggregate amount of preferred stock outstanding and a higher dividend rate.

WP&L RESULTS OF OPERATIONS

Overview — Third Quarter Results — Earnings available for common stock increased $28.3 million, primarily due to higher electric and gas margins, partially offset by increased operating expenses.

Electric Utility Margins — Electric margins and MWh sales for WP&L for the three months ended Sept. 30 were as follows (in thousands):

	Revenues and Costs			MWhs Sold

	2003	2002	Change	2003	2002	Change

Residential	$96,298	$81,534	18%	973	1,040	(6%)
Commercial	51,179	40,476	26%	604	601	--
Industrial	70,931	55,905	27%	1,200	1,195	--

Total from ultimate customers	218,408	177,915	23%	2,777	2,836	(2%)
Sales for resale	48,161	38,827	24%	1,179	1,054	12%
Other	5,344	7,721	(31%)	19	16	19%

Total revenues/sales	271,913	224,463	21%	3,975	3,906	2%

Electric production fuels expense	44,434	40,397	10%
Purchased-power expense	67,768	70,203	(3%)

Margin	$159,711	$113,863	40%

Electric margins and MWh sales for WP&L for the nine months ended Sept. 30 were as follows (in thousands):

	Revenues and Costs			MWhs Sold

	2003	2002	Change	2003	2002	Change

Residential	$243,382	$201,416	21%	2,619	2,637	(1%)
Commercial	130,372	108,205	20%	1,650	1,638	1%
Industrial	182,295	154,965	18%	3,411	3,352	2%

Total from ultimate customers	556,049	464,586	20%	7,680	7,627	1%
Sales for resale	121,568	97,809	24%	3,144	2,817	12%
Other	16,384	20,211	(19%)	60	48	25%

Total revenues/sales	694,001	582,606	19%	10,884	10,492	4%

Electric production fuels expense	116,750	102,453	14%
Purchased-power expense	203,706	168,815	21%

Margin	$373,545	$311,338	20%

Electric margin increased $45.8 million, or 40%, and $62.2 million, or 20%, for the three- and nine-month periods, respectively, primarily due to the implementation of rate increases during the last 12 months, including increased revenues to recover a significant portion of WP&L’s increased operating expenses, the impact of WP&L implementing seasonal rates in 2003 for the first time, higher sales for resale and increased sales resulting from continued modest retail customer growth. Also contributing to the three-month increase were lower purchased-power and fuel costs impacting margin. These items were partially offset by the impact of milder weather conditions in the second and third quarters of 2003 compared with the same periods in 2002.

In April 2003, WP&L implemented seasonal electric rates that result in higher rates for the period from June 1 through Sept. 30 and lower rates in all other periods. As a result, total annual revenues are not expected to be impacted significantly. However, WP&L expects that, going forward, each year’s second and third quarter revenues will be higher and first and fourth quarter revenues will be lower than those that would be realized without seasonal rates. Such seasonal rates will impact quarterly comparisons through the first quarter of 2004. The impact of seasonal rates increased electric margins by approximately $13 million for the three-month period in 2003 compared to 2002 when no seasonal rates were in effect. WP&L expects electric margins in the fourth quarter of 2003 will be approximately $7 million lower than it would have been without seasonal rates.

Gas Utility Margins — Gas margins and Dth sales for WP&L for the three months ended Sept. 30 were as follows (in thousands):

	Revenues and Costs			Dths Sold

	2003	2002	Change	2003	2002	Change

Residential	$9,510	$7,482	27%	670	821	(18%)
Commercial	5,997	4,545	32%	690	785	(12%)
Industrial	731	551	33%	99	108	(8%)
Transportation/other	17,633	10,522	68%	5,196	5,284	(2%)

Total revenues/sales	33,871	23,100	47%	6,655	6,998	(5%)

Cost of gas sold	22,132	15,219	45%

Margin	$11,739	$7,881	49%

Gas margins and Dth sales for WP&L for the nine months ended Sept. 30 were as follows (in thousands):

	Revenues and Costs			Dths Sold

	2003	2002	Change	2003	2002	Change

Residential	$98,885	$54,682	81%	8,943	8,327	7%
Commercial	54,256	28,495	90%	5,961	5,469	9%
Industrial	7,026	4,085	72%	820	890	(8%)
Transportation/other	40,635	22,191	83%	14,919	14,164	5%

Total revenues/sales	200,802	109,453	83%	30,643	28,850	6%

Cost of gas sold	141,208	69,124	104%

Margin	$59,594	$40,329	48%

Gas revenues and cost of gas sold increased significantly for the three- and nine-month periods due to the large increase in natural gas prices from the same periods in 2002. Due to WP&L’s rate recovery mechanism for gas costs, these increases alone had little impact on gas margin. Gas margin increased $3.9 million, or 49%, and $19.3 million, or 48%, for the three- and nine-month periods, respectively, primarily due to the implementation of rate increases during the last 12 months. Also contributing to the nine-month increase were improved performance from WP&L’s performance-based commodity cost recovery program (benefits are shared by ratepayers and shareowners) and increased sales largely due to more favorable weather conditions in the first quarter of 2003 compared to the same period in 2002.

Refer to “Rates and Regulatory Matters” for discussion of WP&L’s electric and gas rate filings.

Other Operating Expenses — Other operation and maintenance expenses increased $8.8 million and $44.9 million for the three- and nine-month periods, respectively, primarily due to increases in the amortization of deferred costs that are now being recovered in rates and administrative and general expenses (including, among others, employee benefits, uncollectible customer accounts and insurance). Also contributing to the nine-month increase were the impact of a planned refueling outage at Kewaunee in the second quarter of 2003. A significant portion of these cost increases are being recovered as a result of the rate increases implemented during the last 12 months.

Depreciation and amortization expense increased $2.1 million and $0.9 million for the three- and nine-month periods, respectively, primarily due to property additions and increased earnings on the nuclear decommissioning trust fund. These items were partially offset by lower software amortization. The accounting for earnings on the nuclear decommissioning trust fund results in no net income impact. Interest income increases for earnings on the trust fund and the corresponding offset is recorded through depreciation expense.

Income Taxes — The effective income tax rates were 36.6% and 35.9% for the three- and nine-month periods ended Sept. 30, 2003, respectively, compared with 36.9% and 36.6%, respectively, for the same periods last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Nine-Month Periods — Selected information from Alliant Energy’s, IP&L’s and WP&L’s Condensed Consolidated Statements of Cash Flows for the nine months ended Sept. 30 was as follows (in thousands):

	Alliant Energy		IP&L		WP&L

Cash flows from (used for):	2003	2002	2003	2002	2003	2002

Operating activities	$182,866	$374,725	$207,296	$231,359	$35,247	$177,220
Financing activities	200,654	49,848	188,752	(54,461)	50,396	(53,214)
Investing activities	(352,786)	(436,536)	(402,061)	(176,920)	(90,461)	(122,824)

Alliant Energy’s cash flows from operating activities decreased $192 million primarily due to changes in the levels of utility accounts receivable sold; cash flows from financing activities increased $151 million primarily due to proceeds from the July 2003 common equity offering and lower common stock dividends due to the dividend reduction implemented in the first quarter of 2003, partially offset by the changes in the amounts of debt issued and retired; cash flows used for investing activities decreased $84 million primarily due to proceeds received from the sale of Alliant Energy’s Australian business in April 2003, partially offset by construction and acquisition expenditures associated with the construction of the natural gas plant in Iowa as part of IP&L’s Power Iowa program and the 2003 acquisition by Resources of a natural gas-fired power plant in Wisconsin. IP&L’s cash flows from operating activities decreased $24 million primarily due to a planned refueling outage at DAEC in 2003; cash flows from financing activities increased $243 million primarily due to the issuance of senior debentures and preferred stock in 2003, a higher capital contribution from Alliant Energy in 2003 compared to 2002 and the redemption of preferred stock in 2002; and cash flows used for investing activities increased $225 million primarily due to increased construction and acquisition expenditures associated with the construction of the Power Iowa natural gas plant. WP&L’s cash flows from operating activities decreased $142 million primarily due to changes in the levels of utility accounts receivable sold; and cash flows from financing activities increased $104 million primarily due to a capital contribution of $200 million from Alliant Energy, partially offset by changes in the amount of debt issued and retired.

Common Equity — Refer to “Strategic Actions” for discussion of a common equity offering completed by Alliant Energy in July 2003.

Preferred Stock — In September 2003, IP&L issued 1.6 million shares of 7.10% cumulative preferred stock at a price to the public of $25.00 per share in a public offering and received proceeds of approximately $38.7 million.

Debt — Alliant Energy and its subsidiaries are party to various credit facilities and other borrowing arrangements. In September 2003, Alliant Energy completed the syndication of three 364-day revolving credit facilities totaling $650 million ($200 million for Alliant Energy at the parent company level, $250 million for IP&L and $200 million for WP&L), available for direct borrowing or to support commercial paper. These new facilities replaced the former facilities totaling $782 million ($432 million for Alliant Energy at the parent company level, $200 million for IP&L and $150 million for WP&L), which were to expire in October 2003. At Sept. 30, 2003, the unused capacity under these facilities was $505 million. Alliant Energy’s, IP&L’s and WP&L’s credit facility agreements contain various covenants, including the following:

Covenant Description	Covenant Requirement	Status at Sept. 30, 2003

Alliant Energy:
Consolidated debt-to-capital ratio *	Less than 65%	52.4%
Consolidated net worth *	At least $1.4 billion	$2.3 billion
EBITDA interest coverage ratio *	At least 2.5x	3.4x
IP&L debt-to-capital ratio	Less than 58%	48.1%
WP&L debt-to-capital ratio	Less than 58%	32.7%
* In compliance with the agreements, results of discontinued operations have been included in the covenant calculations.

Alliant Energy is also subject to a PUHCA requirement whereby Alliant Energy’s common equity balance must be at least 30% of its total consolidated capitalization, including short-term debt. Alliant Energy’s common equity ratio as of Sept. 30, 2003, as computed under such requirement, was 43.4%.

Information regarding commercial paper at Sept. 30, 2003 was as follows (dollars in millions):

	Alliant Energy (Parent)	IP&L	WP&L

Commercial paper outstanding	$98.0	$4.0	$43.0
Weighted average maturity
of commercial paper	1 day	1 day	3 days
Discount rates on commercial paper	1.75%	1.25%	1.13-1.20%

Alliant Energy had no borrowings outstanding under its bank facilities at Sept. 30, 2003.

In September 2003, IP&L issued $100 million of 5.875% unsecured senior debentures due 2018. IP&L ultimately used the majority of the net proceeds in October 2003 to redeem $27.5 million of its 7.25% first mortgage bonds, $20 million of its 8.625% first mortgage bonds and $50 million of its 7.875% subordinated deferrable interest debentures. In October 2003, IP&L completed a $100 million issuance of 6.45% unsecured senior debentures due 2033. The majority of the net proceeds will be used later in 2003 to redeem $94.0 million of its 7.625% first mortgage bonds.

Refer to “Strategic Actions” for information on debt reduction during 2003 related to steps Alliant Energy has taken to implement the plan it outlined in November 2002 to strengthen its financial profile.

Off-Balance Sheet Arrangements — A summary of Alliant Energy’s off-balance sheet arrangements is included in Alliant Energy’s Current Report on Form 8-K, dated June 4, 2003, and the Form 10-K filed by IP&L and WP&L for the year ended Dec. 31, 2002 and have not changed materially from those reported in such filings.

Environmental — A summary of Alliant Energy’s environmental matters is included in Alliant Energy’s Current Report on Form 8-K, dated June 4, 2003, and the Form 10-K filed by IP&L and WP&L for the year ended Dec. 31, 2002 and have not changed materially from those reported in such filings.

Construction and Acquisition Expenditures — In February 2003, Resources announced the purchase of a 309-MW, non-regulated, natural gas-fired power plant in Wisconsin for $109 million, which Resources financed with a $73 million 8-year secured credit facility ($57 million of borrowings were outstanding at Sept. 30, 2003), which is non-recourse to Alliant Energy. The entire power output of the facility is sold under contract to Milwaukee-based We Energies through June 2008.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions — Alliant Energy’s primary market risk exposures are associated with interest rates, commodity prices, equity prices and currency exchange rates. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. A summary of Alliant Energy’s market risks is included in Alliant Energy’s Current Report on Form 8-K, dated June 4, 2003, and IP&L’s and WP&L’s Form 10-K for the year ended Dec. 31, 2002 and have not changed materially from those reported in such filings, except as described below.

Currency Risk — Alliant Energy has investments in various countries where the net investments are not hedged, including Brazil, China, New Zealand and Canada. As a result, these investments are subject to currency exchange risk with fluctuations in currency exchange rates. At Sept. 30, 2003, Alliant Energy had a cumulative foreign currency translation loss, net of any tax benefits realized, of $99 million, which related to decreases in value of the Brazil real of $100 million and increases in value of the New Zealand dollar of $1 million, all in relation to the U.S. dollar. This loss is recorded in “Accumulated other comprehensive loss” on Alliant Energy’s Condensed Consolidated Balance Sheets. Based on Alliant Energy’s investments at Sept. 30, 2003, a 10% sustained increase/decrease over the next 12 months in the foreign exchange rates of Brazil, China, New Zealand and Canada would result in a corresponding increase/decrease in the cumulative foreign currency translation loss of $54 million. Alliant Energy’s equity income (loss) from its foreign investments is also impacted by fluctuations in currency exchange rates.

Alliant Energy also has currency exchange risk associated with approximately $39 million at Sept. 30, 2003 of debt outstanding at one of the Brazilian operating companies. For the three and nine months ended Sept. 30, 2003, Alliant Energy recorded equity losses of $0.6 million and equity income of $2.4 million, respectively, and for the same periods in 2002, Alliant Energy recorded equity losses of $4.9 million and $7.7 million, respectively, related to its share of the foreign currency transaction gains/losses on such debt. Based on the loan balance and currency rates at Sept. 30, 2003, a 10% change in the currency rates would result in a $2.9 million pre-tax increase/decrease in net income.

In addition, Alliant Energy has currency exchange risk associated with approximately $23 million of payables at one of its Canadian operating companies. For the three and nine months ended Sept. 30, 2003, Alliant Energy recorded pre-tax income of $0.1 million and $2.2 million, respectively, related to the foreign currency transaction gains/losses on such payable. Based on the payables balance and currency rates at Sept. 30, 2003, a 10% change in the currency rates would result in a $2.3 million pre-tax increase/decrease in net income.

Accounting Pronouncements — In April 2003, the FASB issued SFAS 149, “Amendment of SFAS 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows, as well as amending certain other existing pronouncements. Also, energy contracts that are subject to unplanned netting will generally be accounted for as a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain implementation issues and certain provisions of forward purchase and sale contracts and for hedging relationships designated after June 30, 2003. As a result of the implementation of SFAS 149, Alliant Energy determined that certain energy contracts entered into during the quarter met the definition of a derivative. Derivatives were reported at fair market value at Sept. 30, 2003, with no material impact on Alliant Energy’s financial condition or results of operations. Although SFAS 149 is expected to result in more energy contracts in Alliant Energy’s regulated operations qualifying as derivatives, changes in the fair value of these derivatives are generally reported as changes in regulatory assets and liabilities rather than being reported currently in earnings, based on the regulatory treatment. SFAS 149 will result in more earnings volatility at NG Energy given the majority of its derivatives will not qualify for hedge accounting.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which requires an issuer to classify outstanding free-standing financial instruments within its scope as a liability on its balance sheets even though the instruments have characteristics of equity. Alliant Energy adopted SFAS 150 on July 1, 2003 with no material impact on Alliant Energy’s financial condition or results of operations. Alliant Energy continues to evaluate the implications of FASB Staff Position No. FAS 150-3, issued in November 2003, which defers the effective date for applying the provisions of SFAS 150 for certain mandatorily redeemable non-controlling interests.

Critical Accounting Policies — A summary of Alliant Energy’s critical accounting policies is included in Alliant Energy’s Current Report on Form 8-K, dated June 4, 2003, and IP&L’s and WP&L’s Form 10-K for the year ended Dec. 31, 2002 and have not changed materially from those reported in such filings.

Other Future Considerations — In addition to items discussed earlier in MD&A, the following items could impact Alliant Energy’s future financial condition or results of operations:

Alliant Energy holds unconsolidated investments in certain Brazilian electric utility companies. The Brazilian utilities are negotiating with creditors to restructure and convert approximately $245 million, as converted from local currency to U.S. dollars, of short-and long-term debt currently outstanding into new long-term debentures and other longer- term debt. In June 2003, Standard and Poor’s issued a formal rating on the debentures of ‘brBBB+’ with a negative outlook. Approximately half of the amount being refinanced has closed and the other half has been approved by the lending bank, is now in the documentation phase and is expected to be completed in the fourth quarter of 2003. In addition, other negotiations to restructure a loan of approximately $39 million are currently in progress and are expected to be completed in the first quarter of 2004. If the refinancings are not completed as anticipated and the Brazilian utilities are unable to extend or repay certain obligations outstanding, then the liquidity position of the Brazilian utilities may be significantly adversely affected. In such an event, Alliant Energy is not required to invest any additional capital in Brazil but it could lead to material asset valuation charges as relates to Alliant Energy’s investments in its Brazilian utilities.

In June 2003, the IRS announced it was reviewing the scientific validity of test procedures and results used by companies claiming tax credits for producing synthetic fuels from coal and may withdraw such credits for operations that fail to meet federal standards which require, among other things, a significant chemical change to occur in the process. In October 2003, the IRS stated this review was complete and that the test procedures and results used by taxpayers for chemical change are scientifically valid if the procedures are applied in a consistent and unbiased manner. Since the second quarter of 2002, Alliant Energy has been an investor in a synthetic fuel facility and continued to record these tax credits as of Sept. 30, 2003. Currently, the IRS is auditing this facility to determine if its procedures are applied in a consistent and unbiased manner. Alliant Energy expects the audit to be completed by Dec. 31, 2003 and cannot predict its outcome. The synthetic fuel facility Alliant Energy partially owns previously received a private letter ruling from the IRS, which states that based on the facts submitted, a significant chemical change was achieved in its process. Alliant Energy currently estimates its tax credits for producing synthetic fuels to be approximately $23 million and $15 million for 2003 and 2002, respectively.

Alliant Energy’s qualified pension and other postretirement expenses for 2004 are currently expected to be comparable to the level of expenses in 2003. Alliant Energy currently estimates, based on the accumulated benefit obligation, that as of Sept. 30, 2003, its qualified pension plans were underfunded by approximately $94 million (85% funded). Alliant Energy does not anticipate making any additional contributions to its qualified pension plans in the fourth quarter of 2003 and currently anticipates making contributions of approximately $60 million in 2004.

Refer to Note 13 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information on WP&L’s definitive agreement to sell its 41% ownership interest in Kewaunee to Dominion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported under Item 2 MD&A “Other Matters — Market Risk Sensitive Instruments and Positions.”

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IP&L’s and WP&L’s management evaluated, with the participation of each of Alliant Energy’s, IP&L’s and WP&L’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IP&L’s and WP&L’s disclosure controls and procedures as of the end of the quarter ended Sept. 30, 2003 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on those evaluations, the CEO and the CFO concluded that Alliant Energy’s, IP&L’s and WP&L’s disclosure controls and procedures were effective as of the end of the quarter ended Sept. 30, 2003.

There was no change in Alliant Energy’s, IP&L’s and WP&L’s internal control over financial reporting that occurred during the quarter ended Sept. 30, 2003 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IP&L’s or WP&L’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Alliant Energy
On April 17, 2003, a purported class action shareowner lawsuit was filed against Alliant Energy, Erroll B. Davis, Jr., Thomas M. Walker and John E. Kratchmer in the U.S. District Court for the Western District of Wisconsin as Case No. 03-C-0191. Several substantially similar cases were subsequently filed in the same court and were consolidated into one action.  The actions were allegedly brought on behalf of purchasers of Alliant Energy securities from Jan. 29, 2002 through July 18, 2002. The amended consolidated complaint alleged that the defendants made false and misleading statements in relation to Alliant Energy’s expected performance of its various non-regulated businesses. On Aug. 13, 2003, the court, acting upon a motion filed by the defendants, dismissed the action without prejudice. On Sept. 22, 2003, upon stipulation of the parties, the court entered a new order changing the dismissal of the case from without prejudice to with prejudice. Accordingly, this lawsuit has been concluded.

In October 2000, Alliant Energy and WP&L filed a federal lawsuit seeking declaratory relief regarding whether certain provisions of WUHCA are unconstitutional as a violation of the interstate commerce and equal protection provisions of the U.S. Constitution. Alliant Energy and WP&L are challenging the provisions of WUHCA which restrict ownership in utility holding companies, limit the investments those companies can make and place significant restrictions on companies that invest in Wisconsin utility holding companies. Alliant Energy and WP&L also requested that the court consider the constitutionality of issues related to the asset cap on non-utility investments imposed by WUHCA. The district court ultimately dismissed the case on summary judgment grounds in May 2002. Alliant Energy and WP&L appealed the district court’s decision to the 7th Circuit Court of Appeals in June 2002. In May 2003, the 7th Circuit ruled that it is unconstitutional to require public utility holding companies with Wisconsin utility subsidiaries to be incorporated in the state of Wisconsin. The remaining WUHCA provisions that Alliant Energy challenged were upheld as constitutional. Alliant Energy filed a petition for rehearing with the 7th Circuit regarding those provisions that were upheld, which was denied in July 2003. Alliant Energy has filed a petition with the U.S. Supreme Court asking it to review the case.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits: The following Exhibits are filed herewith or incorporated by reference.

3.1	Restated Articles of Incorporation of IP&L (incorporated by reference to Exhibit 1 to IP&L's Registration Statement on Form 8-A, dated Sept. 19, 2003 (File No. 0-4117-1))

3.2	Articles of Amendment to IP&L's Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to IP&L's Form 8-K, dated Sept. 9, 2003 (File No. 0-4117-1))

4.1	Indenture (For Senior Unsecured Debt Securities), dated as of Aug. 20, 2003, between IP&L and Bank One Trust, as Trustee (incorporated by reference to Exhibit 4.11 to IP&L's Registration Statement on Form S-3 (Registration No. 333-108199))

4.2	Officer's Certificate, dated Sept. 10, 2003, creating IP&L's 5.875% Senior Debentures due 2018 (incorporated by reference to Exhibit 4.1 to IP&L's Form 8-K, dated Sept. 10, 2003 (File No. 0-4117-1))

4.3	Officer's Certificate, dated Oct. 14, 2003, creating IP&L's 6.45% Senior Debentures due 2033 (incorporated by reference to Exhibit 4.1 to IP&L's Form 8-K, dated Oct. 14, 2003 (File No. 0-4117-1))

10.1	364-Day Credit Agreement, dated as of Sept. 30, 2003, among Alliant Energy, the Banks named therein and Bank One, NA, as Administrative Agent and Letters of Credit issuing bank

10.2	364-Day Credit Agreement, dated as of Sept. 30, 2003, among IP&L, the Banks named therein and Bank One, NA, as Administrative Agent and Letters of Credit issuing bank

10.3	364-Day Credit Agreement, dated as of Sept. 30, 2003, among WP&L, the Banks named therein and Bank One, NA, as Administrative Agent and Letters of Credit issuing bank

10.4	Third Amendment to Credit Agreement, dated as of Oct. 24, 2003, by and among Whiting, Bank One, NA, as Administrative Agent and each of the Financial Institutions a party thereto (incorporated by reference to Exhibit 4.5 to WPC's Registration Statement on Form S-1 (Registration No. 333-107341))

10.5	Supplemental Retirement Plan Agreement by and between Alliant Energy and W.D. Harvey, J.E. Hoffman, E.G. Protsch, B.J. Swan and P.J. Wegner

10.6	Supplemental Retirement Plan Agreement by and between Alliant Energy and D.K. Doyle, D.L. Mineck and K.K. Zuhlke

10.7	Supplemental Retirement Plan Agreement by and between Alliant Energy and V.A. Gebhart, T.L. Hanson, J.E. Kratchmer and B.A. Siehr

31.1	Certification of the Chairman, President and CEO for Alliant Energy

31.2	Certification of the Executive Vice President and CFO for Alliant Energy

31.3	Certification of the Chairman and CEO for IP&L

31.4	Certification of the President and CFO for IP&L

31.5	Certification of the Chairman and CEO for WP&L

31.6	Certification of the Executive Vice President and CFO for WP&L

32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy

32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IP&L

32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WP&L

(b)	Reports on Form 8-K:

Alliant Energy
Alliant Energy filed a Current Report on Form 8-K, dated Aug. 28, 2003, reporting (under Items 5 and 7) that it issued a press release announcing the resignation of its CFO, Thomas M. Walker, and the appointment of Eliot G. Protsch, its Executive Vice President-Energy Delivery and President, IP&L, to serve as interim CFO, effective Sept. 1, 2003.

Alliant Energy filed a Current Report on Form 8-K, dated July 28, 2003, reporting (under Items 7 and 9) that it issued a press release announcing its earnings for the quarter ended June 30, 2003 and its earnings guidance for 2003.

Alliant Energy filed a Current Report on Form 8-K, dated July 1, 2003, reporting (under Items 5 and 7) that it agreed to sell 15,000,000 shares of its common stock at $19.25 per share to the public in a public offering and provide the underwriters an option to purchase up to 2,250,000 additional shares of common stock at the same price per share to cover any over-allotments.

IP&L
IP&L filed a Current Report on Form 8-K, dated Sept. 10, 2003, reporting (under Items 5 and 7) that it agreed to sell $100 million aggregate principal amount of its 5.875% senior debentures due 2018 in a public offering.

IP&L filed a Current Report on Form 8-K, dated Sept. 9, 2003, reporting (under Items 5 and 7) that it agreed to sell 1,600,000 shares of its 7.10% Series C preferred stock at $25.00 per share in a public offering.

WP&L — None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of November 2003.

ALLIANT ENERGY CORPORATION
Registrant

By: /s/ John E. Kratchmer	Vice President-Controller and Chief Accounting Officer
John E. Kratchmer	(Principal Accounting Officer and Authorized Signatory)

INTERSTATE POWER AND LIGHT COMPANY
Registrant

By: /s/ John E. Kratchmer	Vice President-Controller and Chief Accounting Officer
John E. Kratchmer	(Principal Accounting Officer and Authorized Signatory)

WISCONSIN POWER AND LIGHT COMPANY
Registrant

By: /s/ John E. Kratchmer	Vice President-Controller and Chief Accounting Officer
John E. Kratchmer	(Principal Accounting Officer and Authorized Signatory)