Form 10-K
period 2003-12-31
INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2004-03-11
CIK 52485, 107832, 352541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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
(a Wisconsin corporation)
4902 N. Biltmore Lane
Madison, Wisconsin 53718
Telephone (608)458-3311

This combined Form 10-K is separately filed by Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company. Information contained in the Form 10-K relating to Interstate Power and Light Company and Wisconsin Power and Light Company is filed by such registrant on its own behalf. Each of Interstate Power and Light Company and Wisconsin Power and Light Company makes no representation as to information relating to registrants other than itself.

Securities registered pursuant to Section 12 (b) of the Act:
Name of Each Exchange
	Title of Class	on Which Registered
Alliant Energy Corporation	Common Stock, $0.01 Par Value	New York Stock Exchange
Alliant Energy Corporation	Common Stock Purchase Rights	New York Stock Exchange
Interstate Power and Light Company	8.375% Series B Cumulative Preferred Stock,	New York Stock Exchange
$0.01 Par Value
Interstate Power and Light Company	7.10% Series C Cumulative Preferred Stock,	New York Stock Exchange
$0.01 Par Value
Wisconsin Power and Light Company	4.50% Preferred Stock, No Par Value	American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: Wisconsin Power and Light Company Preferred Stock
      (Accumulation without Par Value)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).
Alliant Energy Corporation	Yes [X]	No [ ]
Interstate Power and Light Company	Yes [ ]	No [X]
Wisconsin Power and Light Company	Yes [ ]	No [X]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2003:
Alliant Energy Corporation	$1.76 billion
Interstate Power and Light Company	$--
Wisconsin Power and Light Company	$--

Number of shares outstanding of each class of common stock as of Feb. 27, 2004:
Alliant Energy Corporation	Common stock, $0.01 par value, 111,274,686 shares outstanding
Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statements relating to Alliant Energy Corporation’s and Wisconsin Power and Light Company’s 2004 Annual Meetings of Shareowners are, or will be upon filing with the Securities and Exchange Commission, incorporated by reference into Part III hereof.

DEFINITIONS

Certain abbreviations or acronyms used in the text and notes of this report are defined below:

Abbreviation or Acronym	Definition
AEG	Alliant Energy Generation
AFUDC	Allowance for Funds Used During Construction
Alliant Energy	Alliant Energy Corporation
APB	Accounting Principles Board Opinion
ARO	Asset Retirement Obligation
ATC	American Transmission Company LLC
CAA	Clean Air Act
Cargill-Alliant	Cargill-Alliant, LLC
CIPCO	Central Iowa Power Cooperative
Corporate Services	Alliant Energy Corporate Services, Inc.
DAEC	Duane Arnold Energy Center
DNR	Department of Natural Resources
DOE	U.S. Department of Energy
Dth	Dekatherm
EAC	Energy Adjustment Clause
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
EIP	2002 Equity Incentive Plan
EITF	Emerging Issues Task Force
EITF Issue 02-3	Issues Related to Accounting for Contracts Involved in Energy Trading and Risk
Management Activities
Emery	Emery Generating Station
EPA	U.S. Environmental Protection Agency
EPS	Earnings Per Average Common Share
EWG	Exempt Wholesale Generator
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FIN 46	Consolidation of Variable Interest Entities
FSP	FASB Staff Position
FUCO	Foreign Utility Company
GAAP	Accounting Principles Generally Accepted in the U.S.
IBEW	International Brotherhood of Electrical Workers
ICC	Illinois Commerce Commission
IES	IES Industries Inc.
IESU	IES Utilities Inc.
Integrated Services	Alliant Energy Integrated Services Company
International	Alliant Energy International, Inc.
Investments	Alliant Energy Investments, Inc.
IPC	Interstate Power Company
IP&L	Interstate Power and Light Company
IPO	Initial Public Offering
IRS	Internal Revenue Service
ISO	Independent System Operator
IUB	Iowa Utilities Board
Kewaunee	Kewaunee Nuclear Power Plant
KW	Kilowatt
KWh	Kilowatt-hour
LTEIP	Long-Term Equity Incentive Plan
MAIN	Mid-America Interconnected Network, Inc.
McLeod	McLeodUSA Incorporated
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MG&E	Madison Gas & Electric Company
MGP	Manufactured Gas Plants

Abbreviation or Acronym	Definition
Moody's	Moody's Investors Service
MPUC	Minnesota Public Utilities Commission
MW	Megawatt
MWh	Megawatt-hour
N/A	Not Applicable
Neenah	Alliant Energy Neenah, LLC
NEIL	Nuclear Electric Insurance Limited
NEPA	National Energy Policy Act of 1992
NERC	North American Electric Reliability Council
NG Energy	NG Energy Trading, LLC
NMC	Nuclear Management Company, LLC
NOx	Nitrogen Oxides
NRC	Nuclear Regulatory Commission
NWPA	Nuclear Waste Policy Act of 1982, as amended in 1987
PSCW	Public Service Commission of Wisconsin
PUHCA	Public Utility Holding Company Act of 1935
Resources	Alliant Energy Resources, Inc.
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS 115	Accounting for Certain Investments in Debt and Equity Securities
SFAS 133	Accounting for Derivative Instruments and Hedging Activities
SFAS 142	Goodwill and Other Intangible Assets
SFAS 143	Accounting for Asset Retirement Obligations
SFAS 149	Amendment of SFAS 133 on Derivative Instruments and Hedging Activities
SmartEnergy	SmartEnergy, Inc.
South Beloit	South Beloit Water, Gas and Electric Company
Southern Hydro	Southern Hydro Partnership
Standard & Poor's	Standard & Poor's Rating Services
Synfuel	Alliant Energy Synfuel LLC
TBD	To Be Determined
TRANSLink	TRANSLink Transmission Company LLC
Transportation	Alliant Energy Transportation, Inc.
U.S.	United States of America
VEBA	Voluntary Employees' Beneficiary Association
WEPCO	Wisconsin Electric Power Company
WPC	Whiting Petroleum Corporation
WP&L	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation
WRPC	Wisconsin River Power Company
WUHCA	Wisconsin Utility Holding Company Act

FORWARD-LOOKING STATEMENTS
Refer to “Forward-Looking Statements” in MD&A for information and disclaimers regarding forward-looking statements contained in this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K includes information relating to Alliant Energy, IP&L and WP&L (as well as Resources and Corporate Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such. At Dec. 31, 2002, the assets and liabilities of Alliant Energy’s oil and gas (WPC), Australian (including Southern Hydro), affordable housing and SmartEnergy businesses were classified as held for sale. Alliant Energy completed the sale of the Australian, affordable housing and SmartEnergy businesses in 2003, as well as the sale of over 94% of the WPC stock. The operating results for these non-regulated businesses for all periods presented have been separately classified and reported as discontinued operations in Alliant Energy’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this Annual Report. Refer to Note 16 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information.

ITEM 1. BUSINESS

A. GENERAL
The primary first tier subsidiaries of Alliant Energy include: IP&L, WP&L, Resources and Corporate Services. Among various other regulatory constraints, Alliant Energy is operating as a registered public utility holding company subject to the limitations imposed by PUHCA. Alliant Energy was incorporated in Wisconsin in 1981. A brief description of the primary first-tier subsidiaries of Alliant Energy is as follows:

1)     IP&L — incorporated in 1925 in Iowa as Iowa Railway and Light Corporation. IP&L is a public utility engaged principally in the generation, transmission, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets in Iowa, Minnesota and Illinois. In Iowa, non-exclusive franchises, which cover the use of streets and alleys for public utility facilities in incorporated communities, are granted for a maximum of 25 years by a majority vote of local qualified residents. At Dec. 31, 2003, IP&L supplied electric and gas service to 528,977 and 235,812 (excluding transportation and other) customers, respectively. IP&L also provides steam services to certain customers in one community in Iowa and various other energy-related products and services including construction management services for wind farms. In 2003, 2002 and 2001, IP&L had no single customer for which electric, gas, steam and/or other sales accounted for 10% or more of IP&L’s consolidated revenues.

2)     WP&L — incorporated in 1917 in Wisconsin as Eastern Wisconsin Electric Company. WP&L is a public utility engaged principally in the generation, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets. Nearly all of WP&L’s customers are located in south and central Wisconsin. WP&L operates in municipalities pursuant to permits of indefinite duration, which are regulated by Wisconsin law. At Dec. 31, 2003, WP&L supplied electric and gas service to 436,976 and 172,615 (excluding transportation and other) customers, respectively. WP&L also provides water services in select markets and various other energy-related products and services including construction management services for wind farms. In 2003, 2002 and 2001, WP&L had no single customer for which electric, gas, water and/or other sales accounted for 10% or more of WP&L’s consolidated revenues. WPL Transco LLC is a wholly-owned subsidiary of WP&L and holds WP&L’s investment in ATC. WP&L also owns all of the outstanding capital stock of South Beloit, a public utility supplying electric, gas and water service, principally in Winnebago County, Illinois, which was incorporated in 1908.

3)     RESOURCES — incorporated in 1988 in Wisconsin. The majority of Alliant Energy’s non-regulated investments are organized under Resources. Resources’ significant wholly-owned subsidiaries at Dec. 31, 2003 include AEG, International, Integrated Services, Neenah, Transportation and Synfuel. Refer to “D. Information Relating to Non-regulated Operations” for additional details.

4)     CORPORATE SERVICES — incorporated in 1997 in Iowa. Corporate Services was formed to provide administrative services to Alliant Energy and its subsidiaries as required under PUHCA.

Refer to Note 13 of the “Notes to Consolidated Financial Statements” for further discussion of business segments, which information is incorporated herein by reference.

B. INFORMATION RELATING TO ALLIANT ENERGY ON A CONSOLIDATED BASIS

1) EMPLOYEES
As of Dec. 31, 2003, Alliant Energy’s consolidated subsidiaries had the following employees (full-time and part-time):

				Percentage
		Number of	Number of	of Workforce
	Number of	Bargaining Unit	Bargaining	Covered by
	Employees	Employees	Agreements	Agreements

IP&L	1,686	1,410	7	84%
WP&L	1,524	1,438	1	94%
Resources:
International	3,239	--	--	--
Integrated Services	652	--	--	--
Other Investments	120	80	5	67%
Other	29	--	--	--
Corporate Services	1,693	--	--	--

	8,943	2,928	13	33%

In September 2004, three bargaining agreements expire representing approximately 17% of employees covered under bargaining agreements and 6% of total Alliant Energy employees. WP&L’s bargaining agreement with IBEW Local 965 expired in 2003 and has not been renewed, which represents 49% of employees covered under bargaining agreements and 16% of total Alliant Energy employees. While negotiations continue on the WP&L bargaining agreement, Alliant Energy is currently unable to predict the outcome. Alliant Energy has not experienced any significant work stoppage problems in the past.

2) CAPITAL EXPENDITURE AND INVESTMENT PLANS
Refer to “Liquidity and Capital Resources — Construction and Acquisition Expenditures” in MD&A for discussion of anticipated construction and acquisition expenditures for 2004 and 2005.

3) REGULATION
PUHCA — Alliant Energy operates as a registered public utility holding company subject to regulation by the SEC under PUHCA. Regulation under PUHCA includes provisions relating to the issuance and sales of securities, acquisitions and sales of certain utility properties, acquisitions and retention of interests in non-utility businesses, including EWGs and FUCOs, and the services provided by Corporate Services to Alliant Energy and its subsidiaries. Under an SEC order, Alliant Energy has aggregate investment authority for EWGs and FUCOs equivalent to 100% of consolidated retained earnings as defined in the regulations. At Dec. 31, 2003, Alliant Energy’s remaining investment authority under this Order was approximately $267 million.

PSCW — Alliant Energy is subject to regulation by the PSCW. The PSCW regulates, among other things, the type and amount of Alliant Energy’s investments in non-utility businesses. WP&L is also subject to regulation by the PSCW regarding retail utility rates and service, accounts, issuance and use of proceeds of securities, certain additions and extensions to facilities and in other respects. WP&L is required to file a rate case with the PSCW at least every two years based on a forward-looking test year period.

IUB — IP&L operates under the jurisdiction of the IUB. The IUB has authority to regulate rates and standards of service, to prescribe accounting requirements and to approve the location and construction of electric generating facilities having a capacity in excess of 25,000 KW. Requests for rate relief are based on historical test periods, adjusted for certain known and measurable changes. The IUB must decide on requests for rate relief within 10 months of the date of the application for which relief is filed or the interim prices granted become permanent. Interim rates, if allowed, are permitted to become effective, subject to refund, no later than 90 days after the rate increase application is filed.

MPUC — IP&L is also subject to regulation by the MPUC. Requests for rate relief can be based on either historical or projected data. The MPUC must reach a final decision within 10 months of filing for rate relief. Interim rates are permitted. The MPUC also has jurisdiction to annually approve IP&L’s capital structure.

ICC — IP&L and South Beloit are subject to regulation by the ICC for retail utility rates and service, accounts, issuance and use of proceeds of securities, certain additions and extensions to facilities and in other respects. Requests for rate relief must be decided within 11 months of filing.

FERC — FERC has jurisdiction under the Federal Power Act over certain of the electric utility facilities and operations, wholesale rates and accounting practices of IP&L and WP&L, and in certain other respects. In addition, certain natural gas facilities and operations of IP&L and WP&L are subject to the jurisdiction of FERC under the Natural Gas Act.

Environmental — The EPA administers certain federal regulatory programs and has delegated the administration of other environmental regulatory programs to the applicable state environmental agencies. In general, the state agencies have jurisdiction over safety, air and water quality, and waste handling standards associated with electric power generation, including the level and flow of water pertaining to hydroelectric generation. In certain cases, the state environmental agencies have delegated the administration of environmental programs to local agencies. In addition, International has investments that are subject to environmental regulations in the countries in which they operate.

Nuclear — IP&L and WP&L are directly and indirectly subject to the jurisdiction of the NRC, with respect to DAEC and Kewaunee, respectively. Among other things, the NRC regulates the disposal of nuclear fuel and other radioactive wastes.

Brazil — The electric industry in Brazil, as it relates to Alliant Energy’s unconsolidated investments, is regulated by the Brazilian federal government, acting through the Ministry of Mines and Energy, which has exclusive authority over the electric sector through its regulatory powers. Regulatory policy for the sector is implemented by an autonomous national electric energy agency (Agencia Nacional de Energia Eletrica or “ANEEL”), which delegates certain functions to agencies based in various states of Brazil. However, ANEEL cannot delegate any authority regarding tariffs to state agencies. In January 2003, a new Minister of Mines and Energy was appointed, resulting in the cessation of the ongoing comprehensive review of the regulatory process and policies that began in 2002. A new plan was announced in December 2003 (effective date as yet unspecified) which is intended to provide limited and balanced regulation of the generation and distribution of electric energy within the sectors of the Brazilian economy. Although all of the details and the precise timing of the plan are unknown at this time, Alliant Energy does not expect the plan will have a material adverse impact on Alliant Energy’s investments in Brazil.

Refer to Note 2 of Alliant Energy’s “Notes to Consolidated Financial Statements” and “Rates and Regulatory Matters” in MD&A for additional information regarding regulation and utility rate matters.

4) STRATEGIC OVERVIEW
Refer to “Strategic Overview” in MD&A for discussion of various strategic actions Alliant Energy has taken to strengthen its financial profile and information regarding Alliant Energy’s updated strategic plan.

C. INFORMATION RELATING TO DOMESTIC UTILITY OPERATIONS
Alliant Energy realized 48%, 47%, 3% and 2% of its 2003 electric utility revenues in Iowa, Wisconsin, Minnesota and Illinois, respectively. Approximately 90% was regulated by the respective state commissions while the other 10% was regulated by FERC. Alliant Energy realized 48%, 47%, 3% and 2% of its 2003 gas utility revenues in Iowa, Wisconsin, Minnesota and Illinois, respectively.

IP&L realized 92%, 6% and 2% of its 2003 electric utility revenues in Iowa, Minnesota and Illinois, respectively. Approximately 96% was regulated by the respective state commissions while the other 4% was regulated by FERC. IP&L realized 93%, 5% and 2% of its 2003 gas utility revenues in Iowa, Minnesota and Illinois, respectively. WP&L realized 99% of its 2003 electric utility revenues in Wisconsin and 1% in Illinois. Approximately 83% was regulated by the PSCW or the ICC while the other 17% was regulated by FERC. WP&L realized 97% of its 2003 gas utility revenues in Wisconsin and 3% in Illinois.

1) DOMESTIC ELECTRIC UTILITY OPERATIONS
General — IP&L and WP&L provide electric service in Iowa, southern and central Wisconsin, southern Minnesota and northern and northwestern Illinois. The number of electric customers and communities served at Dec. 31, 2003 was as follows:

	Retail Customers	Wholesale Customers	Other Customers	Communities Served

IP&L	527,650	9	1,318	760
WP&L	434,941	30	2,005	601

	962,591	39	3,323	1,361

2003 electric utility operations accounted for 73% and 75% of operating revenues and 92% and 85% of operating income for IP&L and WP&L, respectively.

Electric sales are seasonal to some extent with the annual peak normally occurring in the summer months. In 2003, the maximum peak hour demands for IP&L and WP&L were 3,123 MW and 2,782 MW, respectively, both on Aug. 20, 2003. In 2003, the maximum peak hour demand for Alliant Energy was 5,887 MW on Aug. 20, 2003, which was the coincident peak of the entire Alliant Energy system.

Transmission Business — IP&L and WP&L are members of the MAIN Regional Reliability Council which is one of the 10 regional members of NERC. Each regional member of NERC is responsible for maintaining reliability in its area through coordination of planning and operations.

In 2002, IP&L filed for IUB and MPUC approval to transfer its transmission assets to TRANSLink, a proposed independent for-profit, transmission-only company. In November 2003, TRANSLink announced that upon direction of the participant utilities, formation of TRANSLink had been suspended due to continued regulatory and market uncertainty. IP&L continues to support the independent transmission company model but is not able to predict the ultimate outcome of the structure of its transmission business.

WP&L transferred its transmission assets with no gain or loss to a transmission-only company, ATC, on Jan. 1, 2001, and had an ownership percentage in ATC of approximately 25% at Dec. 31, 2003. This transfer has not resulted in a significant impact on WP&L’s financial condition or results of operations since FERC allows ATC to earn a return on the contributed assets comparable to the return formerly allowed WP&L by the PSCW and FERC. During 2003, ATC returned approximately 80% of its earnings to the equity holders and, although no assurance can be given, Alliant Energy anticipates ATC will continue this dividend payout ratio in the future. ATC realizes its revenues from the provision of transmission services to both participants in ATC as well as non-participants. ATC is a transmission-owning member of the Midwest ISO and the MAIN Regional Reliability Council.

In 2002, the PSCW issued a final ruling regarding incremental electric transmission costs, such as ATC start-up costs and ongoing network transmission costs. This ruling allows Wisconsin utilities, including WP&L, to continue to defer any such costs related to retail service for five years with deferred amounts included in future base rates. Further, in December 2003, the PSCW issued a final order in WP&L’s 2004 retail rate case, which expanded the 2002 ruling allowing for the deferral of any retail transmission wheeling expenses that are different from amounts included in existing rates. During the remainder of this deferral period, changes in total retail electric transmission costs will have no material impact on WP&L’s results of operations.

IP&L and WP&L are members of the Midwest ISO, which is in the process of restructuring the bulk power market in its domain.  Such restructuring could have an impact on the costs associated with Alliant Energy serving its utility customers’ energy requirements. The Midwest ISO currently plans to implement the market restructuring effective Dec. 1, 2004. Given the anticipated regulatory treatment of any potential cost differences, Alliant Energy does not currently expect the ultimate outcome will have a material impact on its results of operations or financial condition.

The PSCW is authorized to order construction of new transmission facilities. In 2001, the PSCW approved the construction of a 345-kilovolt transmission line, which would be constructed by ATC and would improve transmission import capabilities in Wisconsin. Due to significant cost increases, the PSCW re-evaluated and re-approved the project in December 2003. Pending various other regulatory approvals, construction could begin as early as 2004 and the transmission line is expected to be in service in 2008.

IP&L maintains and operates transmission and substation facilities connecting with its high voltage transmission systems pursuant to a non-cancelable operation agreement (the Operating Agreement) with CIPCO. The Operating Agreement, which will terminate on Dec. 31, 2035, provides for the joint use of certain transmission facilities of IP&L and CIPCO. IP&L has transmission interconnections at various locations with nine other transmission owning utilities in the Midwest and ATC also has various transmission interconnections. These interconnections enhance the overall reliability of the Alliant Energy transmission system and provide access to multiple sources of economic and emergency energy.

In 2002, FERC issued a notice of proposed rules intended to standardize the wholesale electric market, which has generated significant industry discussion. Although Alliant Energy believes that standardization of the wholesale electric market is appropriate and would benefit market participants, there may be significant changes to the proposed rules before they are adopted. Therefore, Alliant Energy cannot determine the impact the final rules will have on its results of operations or financial condition.

Refer to “Properties” for additional information regarding electric properties.

Power Supply — Alliant Energy currently anticipates meeting its 2004 power supply requirements through a variety of incremental power supply resources including purchased-power contracts utilizing existing firm transmission rights and additional power purchases from existing generating units located within and outside of Alliant Energy’s service territory. While Alliant Energy currently expects to meet utility customer demands in 2004, unanticipated reliability issues could still arise in the event of unexpected delays in the construction of new generating and/or transmission facilities, power plant outages, transmission system outages or extended periods of extremely hot weather. Refer to “Strategic Overview — Updated Strategic Plan” in MD&A for discussion of Alliant Energy’s domestic utility generation plan.

Average Fuel Costs — Refer to the Electric Operating Information tables for details on the sources of electric energy for Alliant Energy, IP&L and WP&L from 2001 to 2003. The average cost of fuel per million British Thermal Units used for electric generation was as follows:

	IP&L			WP&L

	2003	2002	2001	2003	2002	2001

Gas	$5.884	$3.613	$4.721	$6.823	$4.066	$5.397
Coal	1.072	1.067	0.991	1.224	1.262	1.146
Nuclear	0.546	0.572	0.608	0.441	0.457	0.423
All Fuels	1.088	1.032	1.046	1.370	1.234	1.158

Coal — Alliant Energy, through Corporate Services, IP&L and WP&L, has entered into contracts with different suppliers to ensure that a specified supply of coal is available at known prices for IP&L and WP&L for 2004 through 2008. These contracts provide for a portfolio of coal supplies that cover approximately 96%, 76%, 54%, 21% and 11% of the total utilities’ estimated coal supply needs for 2004 through 2008, respectively. Management believes this portfolio of coal supplies represents a reasonable balance between the risks of insufficient supplies and those associated with larger open positions subject to price volatility in the coal markets. Remaining coal requirements will be met from either future contracts or purchases in the spot market.

The majority of the coal utilized by IP&L and WP&L is from the Wyoming Powder River Basin. A majority of this coal is transported by rail-car directly from Wyoming to IP&L’s and WP&L’s generating stations, with the remainder transported from Wyoming to the Mississippi River by rail-car and then via barges to the final destination. As protection against interruptions in coal deliveries, IP&L and WP&L maintain average coal inventories of 25 to 50 days for generating stations with year-round deliveries and 30 to 150 days (depending upon the time of year) for generating stations with seasonal deliveries.

Average delivered fossil fuel costs are expected to increase in the future due to price/rate structures and adjustment provisions in existing coal and transportation contracts and recent coal market trends. Existing coal contracts with terms of greater than one year have fixed future year prices that generally reflect recent upward market trends. Other factors which may impact coal prices are changes in various associated laws and regulations. For example, sulfur dioxide and NOx emission restrictions and other environmental limitations on generating stations have increased significantly and proposed additional restrictions (including mercury emissions), if enacted, will likely limit the ability to obtain, and further increase the cost of, adequate coal supplies. Rate adjustment provisions in transportation contracts are primarily based on changes in the Rail Cost Adjustment Factor as published by the U.S. Surface Transportation Board. Refer to Note 1(i) for discussion of IP&L’s and WP&L’s rate recovery of fuel costs, Note 10(a) for information on coal derivatives and Note 11(b) for details relating to coal purchase commitments in the “Notes to Consolidated Financial Statements.”

Purchased-Power — During 2003, approximately 25% and 31% of IP&L’s and WP&L’s total MWh requirements, respectively, were met through purchased-power. Refer to Notes 3 and 11(b) of the “Notes to Consolidated Financial Statements” for details relating to purchased-power commitments and “Transmission Business” for discussion of proposed rules intended to standardize the wholesale electric market.

Nuclear — Summary — IP&L and WP&L own partial interests in two nuclear generating facilities, DAEC and Kewaunee, respectively, which are operated by the NMC under contract to the majority owners, which remain in effect until notice of termination is provided one year prior to such termination would be effective. Alliant Energy has a 20% ownership interest in the NMC. The NMC operates all nuclear plants owned by the NMC partners, which provides long-term safety, reliability and operational benefits for the plant owners. The NMC currently operates eight nuclear generating units at six sites but has no ownership interest in the plants it operates and bears no financial risk associated with operation of the plants. The plant owners retain all rights to the energy generated at the plants and all financial responsibility for their safe operation, maintenance and decommissioning. Certain details for DAEC and Kewaunee are as follows:

	DAEC	Kewaunee

Rating, net electric capacity	583 MW (100%)	543 MW (100%)
Alliant Energy ownership	IP&L - 70%	WP&L - 41%
Other ownership	CIPCO - 20%; Corn Belt	WPSC - 59%
Power Cooperative - 10%
Reactor type	Boiling water	Pressurized water
NRC operating license expiration	2014	2013

DAEC License Renewal — IP&L has made no decision regarding license extension for DAEC. IP&L’s approach has been and continues to be to preserve the option of renewing the license and has directed that DAEC be operated and maintained in a manner that ensures license extension remains a viable option. Preserving DAEC’s license extension option will include ensuring adequate time is available for the possibility of preparing specific license renewal studies, submittal of study results for NRC review, evaluation of the results of the NRC’s review, and making a decision on whether and to what degree any license extension will be pursued.

Kewaunee Sale — Refer to Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for information on the sale of Kewaunee by WP&L and WPSC expected to be completed by fall 2004, pending various regulatory approvals.

Nuclear Operating Issues — The NRC has significant regulatory authority over the design and operation of nuclear generating facilities with regard to environmental considerations and public health and safety. Exercise of this authority by the NRC is continuous and responsive to any nuclear related issue.

In February 2002, the NRC issued an order to all licensees formalizing their requirements for additional security resulting from the Sept. 11, 2001 terrorist attacks on the U.S. Prior to this order, the additional security measures were voluntary, based on NRC guidance. The NMC, as operator of DAEC and Kewaunee, has fully implemented the immediate actions required and is in the process of completing longer term actions as required. In December 2001, the PSCW authorized WP&L to defer incremental costs for security measures and insurance premiums related to the Sept. 11, 2001 terrorist attacks. Both IP&L and WP&L are recovering the costs of the required immediate actions in their respective rates.

IP&L’s and WP&L’s share of anticipated nuclear-related construction expenditures at DAEC and Kewaunee for 2004 and 2005 are approximately $23 million and $19 million, respectively. These expenditures would be reduced for WP&L if the sale of its interest in Kewaunee is completed prior to the end of 2005.

Refueling Outages and Procurement of Nuclear Fuel — The NMC, acting on behalf of IP&L and the other DAEC owners, purchases uranium and enrichment services for DAEC using a combination of spot market and medium term contracts. This procurement is complete for the spring 2005 DAEC refueling outage. Arrangements for the fabrication of nuclear fuel are in place through the 2011 refueling of DAEC. WPSC purchases uranium concentrates and conversion, enrichment and fabrication services for nuclear fuel assemblies at Kewaunee. Sufficient fuel is in inventory for the fall 2004 refueling outage and additional fuel will be purchased in 2004 for the spring 2006 refueling outage. WPSC’s uranium inventory policy is to maintain sufficient inventory for up to two reloads of fuel. Refer to Note 1(j) of Alliant Energy’s “Notes to Consolidated Financial Statements” for information related to the timing of DAEC and Kewaunee refueling outages.

Nuclear Liability/Insurance — Liability for nuclear accidents is governed by the Price-Anderson Act of 1988 as amended (Act), which sets a statutory limit of $10.86 billion for liability to the public for a single nuclear power plant incident and requires nuclear power plant operators to provide financial protection for this amount. Financial protection for a nuclear incident is provided through a combination of liability insurance ($300 million) and industry-wide retrospective payment plans ($10.56 billion). Under the industry-wide plan, the owners of each operating licensed nuclear reactor in the U.S. are subject to an assessment in the event of a nuclear incident at any nuclear plant in the U.S. The applicability of the Act to IP&L and WP&L, as existing nuclear power plant owners, continues for the remainder of the operating lives of the plants they own. Alliant Energy expects the U.S. Congress will consider in 2004 coverage under the Act for new nuclear generating stations and increasing the statutory limits for liability to the public for a single nuclear power plant incident and the maximum annual assessment per incident for existing nuclear generating stations.

IP&L and WP&L are members of NEIL, which provides $2.0 billion and $1.8 billion of insurance coverage for DAEC and Kewaunee, respectively, for certain property losses for property damage, decontamination and premature decommissioning. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair and premature decommissioning. NEIL also provides separate coverage for additional expenses incurred during certain outages. Owners of nuclear generating stations insured through NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. NEIL’s accumulated reserve funds are currently sufficient to more than cover its exposure in the event of a single incident under the primary and excess property damage or additional expense coverages. However, IP&L and WP&L could be assessed if losses exceed the accumulated reserve funds. A summary of IP&L’s and WP&L’s share of maximum possible retrospective liability, property and additional expense assessments is as follows (in millions):

	DAEC	Kewaunee

Price-Anderson Act liability	$70.4/incident	$41.2/incident
	$7.0/incident/year	$4.1/incident/year
NEIL primary property	$3.3/year	$1.8/year
NEIL excess property	$4.4/year	$3.5/year
NEIL additional expense	$2.4/year	$1.0/year

These limits are subject to adjustments for changes in the number of participants and inflation in future years. In the event of a catastrophic loss at DAEC or Kewaunee, the amount of insurance available may not be adequate to cover property damage, decontamination and premature decommissioning. Uninsured losses, to the extent not recovered through rates, would be borne by IP&L or WP&L, as the case may be, and could have a material adverse effect on their respective financial condition and results of operations. IP&L and WP&L are not currently aware of any losses that they believe are likely to result in an assessment.

Spent Nuclear Fuel (High Level Waste) Disposal — NWPA assigned responsibility to the DOE to provide for the permanent disposal of spent nuclear fuel in exchange for payments by contract holders and also requires generators and owners of spent nuclear fuel to provide for interim storage until the fuel is accepted by the DOE. IP&L, on behalf of the DAEC owners, and WPSC, on behalf of the Kewaunee owners, entered into contracts with the DOE for this disposal service and have made the agreed payments to the Nuclear Waste Fund held by the U.S. Treasury. The contracts provided for this service to begin in 1998, however, the DOE has experienced delays in its efforts and acceptance is now expected to occur no earlier than 2010. The DOE is currently proceeding with the licensing phase for a permanent spent fuel storage facility in the Yucca Mountain area of Nevada.

In accordance with their interim storage responsibility, IP&L and WPSC have been and will continue storing spent nuclear fuel on site at DAEC and Kewaunee, respectively, until removal by the DOE to its permanent repository occurs. Interim storage activities at reactor sites, regardless of DOE delays or acceptance schedules, will extend after final reactor shutdown. Construction of a dry cask storage facility by IP&L at DAEC has been completed and transfer of approximately 10 years worth of spent nuclear fuel was completed in November 2003. The dry storage facility provides assurance that both the operating and post-shutdown storage needs of DAEC are satisfied. Kewaunee has sufficient fuel storage capacity to meet its operating storage needs through 2009. Additional storage facilities will be needed at Kewaunee by 2010 for full offload capability for future outages.

In January 2004, IP&L filed a claim against the U.S. government for recovery of damages due to the DOE’s delay in accepting spent nuclear fuel. IP&L is one of a number of utility companies with nuclear assets that has filed similar claims against the DOE for its failure to accept spent nuclear fuel in a timely manner. Determination and adjudication of the specific claim amount depends upon resolution of related court cases involving DOE acceptance rates and acceptance orders of spent nuclear fuel. Alliant Energy does not anticipate resolution of this issue until 2006 at the earliest and cannot currently predict the ultimate outcome.

Low-Level Radioactive Waste Disposal — The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandates that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. However, disposal facilities located near Barnwell, South Carolina and Clive, Utah continue to accept the low-level waste from DAEC and Kewaunee, thereby minimizing the amount of low-level waste stored on-site and delaying the need for any action by individual states or groups of states to develop new facilities. While it is difficult to predict how long the South Carolina and Utah facilities will continue to accept low-level radioactive waste, DAEC and Kewaunee each have on-site storage capability for at least 10 years of waste generation beyond any date that both facilities might cease to accept such waste.

The costs associated with high- and low-level waste disposal and storage are currently recovered through the rates of Alliant Energy’s utility subsidiaries and therefore do not have a material impact on its results of operations or financial condition.

Additional Nuclear Discussion — Additional discussions of various other nuclear issues relating to DAEC and/or Kewaunee are included in Notes 1(g), 1(j), 3, 9, 10(c), 11(e), 11(f), 12, 17 and 18 of the “Notes to Consolidated Financial Statements.”

Electric Environmental Matters — Alliant Energy is regulated in environmental matters by federal, state and local agencies. Such regulations are the result of a number of environmental laws passed by the U.S. Congress, state legislatures and local governments and enforced by federal, state and local regulatory agencies. The laws impacting Alliant Energy’s operations include, but are not limited to, the Safe Drinking Water Act; Clean Water Act; CAA, as amended by the CAA Amendments of 1990; National Environmental Policy Act; Toxic Substances Control Act; Emergency Planning and Community Right-to-Know Act; Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986; Endangered Species Act; NWPA; Occupational Safety and Health Act; and NEPA. Alliant Energy regularly obtains federal, state and local permits to assure compliance with the environmental protection laws and regulations. Costs associated with such compliance have increased in recent years and are expected to increase moderately in the future. Although Alliant Energy cannot guarantee rate recovery, it anticipates its prudently incurred utility costs will be recovered in future rates.

In February 2003, WP&L’s Columbia Energy Center (Columbia) received a Notice of Violation from the Wisconsin DNR for exceeding limits in its Wisconsin Pollutant Discharge Elimination System (WPDES) permit, which requires Columbia to sample its ash pond discharge and sanitary wastewater plant discharge for various parameters, including acute and chronic toxicity. The WPDES permit issued in 1998 required Columbia to identify what was causing the toxicity in its discharge through an evaluation and to develop a reduction plan. The evaluation was performed and Columbia developed a reduction plan that identified carbon dioxide injection as the treatment to reduce the aluminum concentrations. The Wisconsin DNR did not approve this method of treatment and directed Columbia to revise the reduction plan, at which time Columbia began evaluating a number of treatment alternatives and undertaking a physical evaluation. In November 2003, WP&L submitted a progress report to the Wisconsin DNR for the ash pond toxicity discharges along with plans for the sanitary wastewater treatment plant. In December 2003, a construction permit for the sanitary wastewater treatment plant was submitted to the Wisconsin DNR with an anticipated construction start date in spring 2004. While it is possible that the Wisconsin DNR may subsequently seek to impose a civil penalty for the discharge toxicity, WP&L believes it can resolve this issue to the Wisconsin DNR’s satisfaction in a manner that will not have a material adverse effect on its financial condition or results of operations. Refer to “Legal Proceedings” for further discussion.

Refer to “Liquidity and Capital Resources — Environmental” in MD&A and Note 11(e) of the “Notes to Consolidated Financial Statements” for further discussion of electric environmental matters.

Alliant Energy Corporation

Electric Operating Information
(Domestic Utility Only)	2003	2002	2001	2000	1999

Operating Revenues (000s):
Residential	$684,574	$626,947	$599,074	$567,283	$541,714
Commercial	409,704	376,365	373,145	349,019	329,487
Industrial	571,608	526,804	543,471	501,155	476,140

Total from retail customers	1,665,886	1,530,116	1,515,690	1,417,457	1,347,341
Sales for resale	195,822	160,335	184,507	173,148	155,801
Other	55,360	62,083	56,359	57,431	45,796

Total	$1,917,068	$1,752,534	$1,756,556	$1,648,036	$1,548,938

Electric Sales (000s MWh):
Residential	7,565	7,616	7,344	7,161	7,024
Commercial	5,663	5,542	5,464	5,364	5,260
Industrial	12,345	12,297	12,469	13,092	13,036

Total from retail customers	25,573	25,455	25,277	25,617	25,320
Sales for resale	5,495	4,805	4,936	4,906	5,566
Other	184	197	168	174	162

Total	31,252	30,457	30,381	30,697	31,048

Customers (End of Period):
Residential	830,559	822,229	807,754	799,603	790,669
Commercial	129,130	128,212	125,539	123,833	122,509
Industrial	2,902	2,905	2,826	2,773	2,730
Other	3,362	3,344	3,324	3,316	3,282

Total	965,953	956,690	939,443	929,525	919,190

Other Selected Electric Data:
Maximum peak hour demand (MW)	5,887	5,729	5,677	5,397	5,233
Sources of electric energy (000s MWh):
Coal	18,451	17,674	18,190	18,669	18,585
Purchased power	9,155	8,596	8,727	8,058	8,619
Nuclear	4,498	5,012	4,116	4,675	4,362
Gas	631	675	472	470	493
Other	240	379	452	427	528

Total	32,975	32,336	31,957	32,299	32,587

Revenue per KWh from retail customers (cents)	6.51	6.01	6.00	5.53	5.32

Interstate Power and Light Company

Electric Operating Information	2003	2002	2001	2000	1999

Operating Revenues (000s):
Residential	$367,681	$355,072	$350,946	$337,615	$328,218
Commercial	239,362	229,639	234,876	221,820	212,540
Industrial	327,838	315,494	335,680	311,070	305,022

Total from retail customers	934,881	900,205	921,502	870,505	845,780
Sales for resale	40,249	34,513	53,320	57,433	53,050
Other	31,852	30,136	28,284	27,907	23,501

Total	$1,006,982	$964,854	$1,003,106	$955,845	$922,331

Electric Sales (000s MWh):
Residential	4,155	4,184	4,026	4,010	3,913
Commercial	3,496	3,392	3,342	3,333	3,280
Industrial	7,750	7,843	7,931	8,404	8,466

Total from retail customers	15,401	15,419	15,299	15,747	15,659
Sales for resale	1,299	1,151	1,412	1,678	2,314
Other	102	103	107	111	108

Total	16,802	16,673	16,818	17,536	18,081

Customers (End of Period):
Residential	448,719	446,202	439,508	437,425	434,978
Commercial	77,043	76,856	75,132	74,483	73,813
Industrial	1,888	1,898	1,836	1,799	1,783
Other	1,327	1,328	1,359	1,393	1,389

Total	528,977	526,284	517,835	515,100	511,963

Other Selected Electric Data:
Maximum peak hour demand (MW)	3,123	3,097	3,104	3,021	2,930
Sources of electric energy (000s MWh):
Coal	10,232	9,889	9,997	10,701	10,460
Purchased power	4,503	4,134	4,595	4,041	5,183
Nuclear	2,791	3,202	2,697	3,117	2,548
Gas	227	330	346	364	432
Other	63	127	171	179	240

Total	17,816	17,682	17,806	18,402	18,863

Revenue per KWh from retail customers (cents)	6.07	5.84	6.02	5.53	5.40

Wisconsin Power and Light Company

Electric Operating Information	2003	2002	2001	2000	1999

Operating Revenues (000s):
Residential	$316,893	$271,875	$248,128	$229,668	$213,496
Commercial	170,342	146,726	138,269	127,199	116,947
Industrial	243,770	211,310	207,791	190,085	171,118

Total from retail customers	731,005	629,911	594,188	546,952	501,561
Sales for resale	155,573	125,822	131,187	115,715	102,751
Other	23,508	31,947	28,075	29,524	22,295

Total	$910,086	$787,680	$753,450	$692,191	$626,607

Electric Sales (000s MWh):
Residential	3,410	3,432	3,318	3,151	3,111
Commercial	2,167	2,150	2,122	2,031	1,980
Industrial	4,595	4,454	4,538	4,688	4,570

Total from retail customers	10,172	10,036	9,978	9,870	9,661
Sales for resale	4,196	3,654	3,524	3,228	3,252
Other	82	94	61	63	54

Total	14,450	13,784	13,563	13,161	12,967

Customers (End of Period):
Residential	381,840	376,027	368,246	362,178	355,691
Commercial	52,087	51,356	50,407	49,350	48,696
Industrial	1,014	1,007	990	974	947
Other	2,035	2,016	1,965	1,923	1,893

Total	436,976	430,406	421,608	414,425	407,227

Other Selected Electric Data:
Maximum peak hour demand (MW)	2,782	2,674	2,696	2,508	2,397
Sources of electric energy (000s MWh):
Coal	8,219	7,785	8,193	7,968	8,125
Purchased power	4,652	4,462	4,132	4,017	3,436
Nuclear	1,707	1,810	1,419	1,558	1,814
Gas	404	345	126	106	61
Other	177	252	281	248	288

Total	15,159	14,654	14,151	13,897	13,724

Revenue per KWh from retail customers (cents)	7.19	6.28	5.95	5.54	5.19

2) DOMESTIC GAS UTILITY OPERATIONS
IP&L and WP&L provide gas service in Iowa, southern and central Wisconsin, southern Minnesota and northern and northwestern Illinois. The number of gas customers and communities served at Dec. 31, 2003 were as follows:

		Transportation and
	Retail Customers	Other Customers	Communities Served

IP&L	235,812	214	253
WP&L	172,615	266	232

	408,427	480	485

2003 gas utility operations accounted for 21% and 22% of operating revenues and 8% and 13% of operating income for IP&L and WP&L, respectively, which include providing gas services to retail and transportation customers.

In providing gas commodity service to retail customers, Corporate Services administers a diversified portfolio of transportation and storage contracts on behalf of IP&L and WP&L. Transportation contracts with Northern Natural Gas Company (NNG), Natural Gas Pipeline Co. of America (NGPL) and ANR Pipeline (ANR) allow access to gas supplies located in the U.S. and Canada. Arrangements with Firm Citygate Supplies (FCS) provide IP&L and WP&L with gas delivered directly to their service territories. The maximum daily delivery capacity of the individual utilities for 2003 was as follows (in Dths):

	NNG	NGPL	ANR	FCS	Total

IP&L	198,641	89,932	56,680	22,000	367,253
WP&L	100,056	--	146,467	39,000	285,523

IP&L and WP&L maintain purchase agreements with over 30 suppliers of natural gas from all gas producing regions of the U.S. and Canada. The majority of the gas supply contracts are for terms of six months or less, with the remaining supply contracts having terms through 2004. IP&L’s and WP&L’s gas supply commitments are index-based.

In addition to sales of natural gas to retail customers, IP&L and WP&L provide transportation service to commercial and industrial customers by moving customer-owned gas through their distribution systems to the customers’ meters. Revenues are collected for this service pursuant to transportation tariffs.

The gas sales of IP&L and WP&L follow a seasonal pattern. There is an annual base load of gas used for cooking, heating and other purposes, with a large heating peak occurring during the winter season. Natural gas obtained from producers, marketers and brokers, as well as gas in storage, is utilized to meet the peak heating season requirements. Storage contracts allow IP&L and WP&L to purchase gas in the summer, store the gas in underground storage fields and deliver it in the winter. Gas storage met approximately 23% and 24% of IP&L’s and WP&L’s annual gas requirements in 2003, respectively.

Refer to Note 1(i) for information relating to utility natural gas cost recovery, Note 10(a) for information on natural gas derivatives and Note 11(b) for discussion of natural gas commitments in the “Notes to Consolidated Financial Statements.”

Gas Environmental Matters — Refer to Note 11(e) of the “Notes to Consolidated Financial Statements” for discussion of gas environmental matters.

Alliant Energy Corporation

Gas Operating Information (Domestic Utility Only)	2003	2002	2001	2000	1999

Operating Revenues (000s):
Residential	$310,658	$218,746	$270,248	$245,697	$185,090
Commercial	162,651	111,343	141,121	127,104	89,118
Industrial	34,201	25,177	31,262	27,752	21,855
Transportation/other	59,416	38,720	45,246	14,395	18,256

Total	$566,926	$393,986	$487,877	$414,948	$314,319

Gas Sales (000s Dths):
Residential	31,871	30,931	29,580	32,026	30,309
Commercial	19,947	19,348	18,055	19,696	18,349
Industrial	5,093	5,373	5,344	5,350	5,963
Transportation/other	48,978	47,386	48,539	43,931	46,954

Total	105,889	103,038	101,518	101,003	101,575

Customers at End of Period (Excluding Transportation/Other):
Residential	361,835	358,384	353,430	351,990	347,533
Commercial	45,826	45,793	45,480	44,654	44,289
Industrial	766	799	951	953	1,037

Total	408,427	404,976	399,861	397,597	392,859

Other Selected Gas Data:
Revenue per Dth sold
(excluding transportation/other)	$8.92	$6.38	$8.35	$7.02	$5.42
Purchased gas costs per Dth sold
(excluding transportation/other)	$6.11	$4.02	$6.31	$4.88	$3.30

Interstate Power and Light Company

Gas Operating Information	2003	2002	2001	2000	1999

Operating Revenues (000s):
Residential	$173,598	$124,237	$162,575	$149,493	$115,428
Commercial	88,057	61,222	82,463	72,592	53,548
Industrial	24,595	18,197	22,355	19,171	15,778
Transportation/other	8,299	11,239	13,621	8,540	8,795

Total	$294,549	$214,895	$281,014	$249,796	$193,549

Gas Sales (000s Dths):
Residential	19,074	18,068	17,826	19,257	18,239
Commercial	11,408	10,774	10,483	11,101	10,578
Industrial	3,911	4,070	4,147	3,874	4,443
Transportation/other	29,182	28,814	31,673	30,251	33,717

Total	63,575	61,726	64,129	64,483	66,977

Customers at End of Period (Excluding Transportation/Other):
Residential	207,921	206,808	205,065	205,300	203,518
Commercial	27,465	27,607	27,649	27,071	26,909
Industrial	426	438	441	440	461

Total	235,812	234,853	233,155	232,811	230,888

Other Selected Gas Data:
Revenue per Dth sold
(excluding transportation/other)	$8.32	$6.19	$8.24	$7.05	$5.55
Purchased gas cost per Dth sold
(excluding transportation/other)	$5.99	$4.11	$6.20	$4.89	$3.41

Wisconsin Power and Light Company

Gas Operating Information	2003	2002	2001	2000	1999

Operating Revenues (000s):
Residential	$137,060	$94,509	$107,673	$96,204	$69,662
Commercial	74,594	50,121	58,658	54,512	35,570
Industrial	9,606	6,980	8,907	8,581	6,077
Transportation/other	51,117	27,481	31,625	5,855	9,461

Total	$272,377	$179,091	$206,863	$165,152	$120,770

Gas Sales (000s Dths):
Residential	12,797	12,863	11,754	12,769	12,070
Commercial	8,539	8,574	7,572	8,595	7,771
Industrial	1,182	1,303	1,197	1,476	1,520
Transportation/other	19,796	18,572	16,866	13,680	13,237

Total	42,314	41,312	37,389	36,520	34,598

Customers at End of Period (Excluding Transportation/Other):
Residential	153,914	151,576	148,365	146,690	144,015
Commercial	18,361	18,186	17,831	17,583	17,380
Industrial	340	361	510	513	576

Total	172,615	170,123	166,706	164,786	161,971

Other Selected Gas Data:
Revenue per Dth sold
(excluding transportation/other)	$9.83	$6.67	$8.54	$6.97	$5.21
Purchased gas cost per Dth sold
(excluding transportation/other)	$6.29	$3.89	$6.47	$4.69	$3.00

D. INFORMATION RELATING TO NON-REGULATED OPERATIONS

Resources manages a portfolio of wholly-owned subsidiaries and additional investments through distinct platforms: Non-regulated Generation, International, Integrated Services and Other Investments. Resources intends to concentrate its strategic focus on the profitability and cash flow of these platforms and does not currently plan to invest significant capital in the growth of these platforms in the near term other than investments in Non-regulated Generation to support Alliant Energy’s domestic utility business. Refer to “Strategic Overview — Updated Strategic Plan” in MD&A for further discussion.

Non-regulated Generation — was originally formed to acquire, develop and operate a portfolio of competitive power generating assets across the U.S., focusing primarily on the Upper Midwest. In February 2003, Resources purchased a 309- MW, non-regulated, tolled, natural gas-fired power plant in Neenah, Wisconsin for $109 million, which Resources financed with a $73 million 8-year secured credit agreement ($55 million of borrowings were outstanding at Dec. 31, 2003), which is non-recourse to Alliant Energy. The entire power output of the facility is sold under contract to Milwaukee-based We Energies through June 2008. In December 2003, Alliant Energy announced that Non-regulated Generation will refine its focus to support the development, financing and construction of generation to meet the needs of Alliant Energy’s domestic utility business and will defer pursuit of other new non-regulated generation projects, other than potential projects to utilize existing equipment held by Non-regulated Generation, or further acquisitions of existing tolled generation in the near term.

International — has invested in energy generation and distribution companies and projects in select growing markets. Currently, International has investments in Brazil, China and New Zealand. International has developed local partnerships to obtain knowledge of each local market’s business trends and customs. Refer to Note 9 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information related to Alliant Energy’s investments in foreign entities.

Integrated Services — provides a wide range of energy and environmental services for commercial, industrial, institutional, educational and governmental customers. It offers large energy users an array of services to maximize customers’ productivity, profitability and energy efficiency, and provides solutions for waste remediation and other environmental engineering and consulting services. Integrated Services includes: Cogenex Corporation (Cogenex), Industrial Energy Applications, Inc. (IEA), Heartland Energy Group, Inc. (HEG), RMT, Inc. (RMT) and Alliant Energy Integrated Services Company — Energy Solutions L.L.C. (Energy Solutions). Cogenex installs energy efficient equipment for business customers. IEA provides on-site energy services with small standby generators. HEG owns an interest in NG Energy, a gas marketing business, and owns several natural gas and oil gathering systems in Texas. RMT is an environmental and engineering consulting company that serves clients nationwide in a variety of industrial market segments and specializes in consulting on solid and hazardous waste management, site remediation, ground water quality monitoring and detection, and air quality control. RMT is marketing SmartBurn™, which is a large-scale emissions-reducing program for coal-burning facilities, to other U.S. companies. Energy Solutions provides energy consulting services.

Other Investments — represents various additional investments of Resources. Transportation is a holding company whose wholly-owned subsidiaries include the Cedar Rapids and Iowa City Railway Company (CRANDIC), which is a short-line railway that provides freight service between Cedar Rapids and Iowa City; IEI Barge Services, Inc., which provides barge terminal and hauling services on the Mississippi River; and Williams Bulk Transfer Inc. and Transfer Services, Inc., which provide transfer and storage services. Synfuel has an equity interest in a synthetic fuel processing facility. The synthetic fuel project generates operating losses at its fuel processing facility, which are more than offset by tax credits and the tax benefit of the losses generated. Investments is a holding company with direct and indirect interests in various small real estate and economic development ventures, primarily concentrated in Cedar Rapids, Iowa, and holds other passive investments, including an equity interest in McLeod, an integrated telecommunications and services provider. Resources also has a loan to a development project in Mexico, several modest investments in emerging energy technology businesses and approximately 6% of the outstanding shares of WPC that it intends to sell in 2004.

E. DISCLOSURE CONCERNING WEBSITE ACCESS TO REPORTS
Alliant Energy makes its periodic and current reports, and amendments to those reports, available, free of charge, on its website at www.alliantenergy.com/investors on the same day as such material is electronically filed with, or furnished to, the SEC. Alliant Energy is not including the information contained on its website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

IP&L
IP&L’s principal electric generating stations at Dec. 31, 2003, were as follows:

Name and Location	Primary Fuel	2003 Summer Capability
of Station	Type	in KWs

Duane Arnold Energy Center, Palo, IA	Nuclear			393,050	(1)

Ottumwa Generating Station, Ottumwa, IA	Coal	345,690	(2)
Prairie Creek Station, Cedar Rapids, IA	Coal	210,910
Sutherland Station, Marshalltown, IA	Coal	147,090
Sixth Street Station, Cedar Rapids, IA	Coal	59,150
Burlington Generating Station, Burlington, IA	Coal	214,120
George Neal Unit 3, Sioux City, IA	Coal	144,200	(3)
George Neal Unit 4, Sioux City, IA	Coal	138,640	(4)
Dubuque Units 2, 3 and 4, Dubuque, IA	Coal	78,020
M. L. Kapp Plant Units 1 and 2, Clinton, IA	Coal	235,680
Lansing Units 1, 2, 3 and 4, Lansing, IA	Coal	317,130
Louisa Unit 1, Louisa, IA	Coal	28,000	(5)

Total Coal				1,918,630

Marshalltown Combustion Turbines, Marshalltown, IA	Oil	170,260
Centerville Combustion Turbines, Centerville, IA	Oil	51,280
Montgomery Combustion Turbine Unit 1, Montgomery, MN	Oil	19,920
Fox Lake Plant Combustion Turbine Unit 4, Sherburn, MN	Oil	19,460
Lime Creek Plant Combustion Turbine Units 1 and 2,
Mason City, IA	Oil	73,170
Diesel Stations, in IA/MN	Oil	18,410

Total Oil				352,500

Grinnell Station, Grinnell, IA	Gas	48,300
Agency Street Combustion Turbines, West Burlington, IA	Gas	70,040
Burlington Combustion Turbines, Burlington, IA	Gas	70,730
Red Cedar Combustion Turbine, Cedar Rapids, IA	Gas	18,020
Fox Lake Plant Units 1, 2 and 3, Sherburn, MN	Gas	109,530

Total Gas				316,620

Total generating capability				2,980,800

All KWs shown below represent the 2003 summer generating capability.

(1)	Represents IP&L’s 70% ownership interest in this 561,500 KW generating station, which is operated by the NMC, with IP&L as the contracting partner for NMC operation.
(2)	Represents IP&L’s 48% ownership interest in this 720,190 KW generating station, which is operated by IP&L.
(3)	Represents IP&L’s 28% ownership interest in this 515,000 KW generating station, which is operated by MidAmerican Energy Company (MidAmerican).
(4)

Represents IP&L’s 21.5% ownership interest in summer 2003 in this 644,000 KW generating station, which is operated by MidAmerican. Effective Dec. 31, 2003, IP&L’s ownership interest in this generating station increased to 25.7%.

(5)	Represents IP&L’s 4% ownership interest in this 700,000 KW generating station, which is operated by MidAmerican.

IP&L owns 7,078 miles of electric transmission lines and 795 substations, substantially all located in Iowa, Minnesota and Illinois. IP&L’s principal properties are suitable for their intended use and substantially all are held subject to the liens of indentures relating to its bonds. Refer to “Strategic Overview — Updated Strategic Plan” in MD&A for discussion of Alliant Energy’s domestic generation plan.

WP&L
WP&L’s principal electric generating stations at Dec. 31, 2003, were as follows:

Name and Location	Primary Fuel	2003 Summer Capability
of Station	Type	in KWs

Kewaunee Nuclear Power Plant, Kewaunee, WI	Nuclear			218,940	(1)

Nelson Dewey Generating Station, Cassville, WI	Coal	223,120
Edgewater Generating Station #3, Sheboygan, WI	Coal	75,590
Edgewater Generating Station #4, Sheboygan, WI	Coal	230,346	(2)
Edgewater Generating Station #5, Sheboygan, WI	Coal	316,800	(3)
Columbia Energy Center, Portage, WI	Coal	507,304	(4)

Total Coal				1,353,160

Blackhawk Generating Station, Beloit, WI	Gas	52,670
Necedah Combustion Turbine, Necedah, WI	Gas	7,500	(5)
Rock River Generating Station, Beloit, WI	Gas	149,890
Rock River Combustion Turbine, Beloit, WI	Gas	154,980
South Fond du Lac Combustion Turbine
Units 2 and 3, Fond du Lac, WI	Gas	165,100
Sheepskin Combustion Turbine, Edgerton, WI	Gas	36,790

Total Gas				566,930

Kilbourn Hydro Plant, Wisconsin Dells, WI	Hydro	9,000
Prairie du Sac Hydro Plant, Prairie du Sac, WI	Hydro	21,000
Petenwell/Castle Rock Hydro Plants,
Wisconsin Rapids, WI	Hydro	6,000	(6)

Total Hydro				36,000

Total generating capability				2,175,030

All KWs shown below represent the 2003 summer generating capability.

(1)

Represents WP&L’s 41% ownership interest in this 534,000 KW generating station, which is operated by the NMC, with WPSC as the contracting partner for NMC operation. Refer to Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for information on the proposed sale of Kewaunee by WP&L and WPSC.

(2)	Represents WP&L’s 68.2% ownership interest in this 337,750 KW generating station, which is operated by WP&L.
(3)	Represents WP&L’s 75% ownership interest in this 422,400 KW generating station, which is operated by WP&L.
(4)	Represents WP&L’s 46.2% ownership interest in this 1,098,060 KW generating station, which is operated by WP&L.
(5)	WP&L has a 50% ownership interest in this 15,000 KW combustion turbine, which is operated by WRPC, and has a contract to purchase one-half of the plant’s output.
(6)	WP&L has a 50% ownership interest in this 18,000 KW hydro plant, which is operated by WRPC, but has a contract to purchase only one-third of the plant’s output.

WP&L owns 162 distribution substations located adjacent to the communities served, substantially all located in Wisconsin. WP&L's transmission assets were transferred to ATC in 2001. WP&L's principal properties are suitable for their intended use and substantially all are held subject to the lien of its First Mortgage Bond indenture. Refer to "Strategic Overview - Updated Strategic Plan" in MD&A for further discussion of Alliant Energy's domestic generation plan.

Resources
Resources’ principal properties at Dec. 31, 2003 were as follows:

1.	Non-regulated Generation — owns two gas and one steam turbines for use in future generation projects, and also owns a 309-MW, non-regulated, tolled, natural gas-fired power plant in Wisconsin.
2.	International — owns interests in 11 combined heat and power facilities located in China with an aggregate generating capacity of approximately 525 MW.

3.

Integrated Services — owns standby generation and steam production systems. Also has interests in oil and natural gas gathering systems, which have 500 miles and 213 miles, respectively, of pipeline in Texas.

4.	Other Investments — CRANDIC has 112 railroad track miles all located within Iowa, and owns 17 locomotives and 192 railcars.

ITEM 3. LEGAL PROCEEDINGS

Alliant Energy
In 2000, Alliant Energy and WP&L filed a federal lawsuit seeking declaratory relief regarding whether certain provisions of WUHCA are unconstitutional as a violation of the interstate commerce and equal protection provisions of the U.S. Constitution. Alliant Energy and WP&L challenged the provisions of WUHCA that restrict ownership in utility holding companies, limit the investments those companies can make, place significant restrictions on companies that invest in Wisconsin utility holding companies and impose an asset cap on non-utility investments. The district court ultimately dismissed the case on summary judgment grounds in May 2002. Alliant Energy and WP&L appealed the district court’s decision to the 7th Circuit Court of Appeals which ruled in May 2003 that it is unconstitutional to require public utility holding companies with Wisconsin utility subsidiaries to be incorporated in the state of Wisconsin. The remaining WUHCA provisions that Alliant Energy challenged were upheld as constitutional. Alliant Energy filed a petition with the U.S. Supreme Court asking it to review the case. The Supreme Court decided in January 2004 not to review the case which effectively ended this lawsuit.

Alliant Energy received an adverse ruling in 1999 from a U.S. district court dealing with an income tax refund claim Alliant Energy filed relating to capital losses disallowed under audit by the IRS. The district court also disallowed certain related deductions allowed by the IRS to reduce a tax refund due to Alliant Energy related to another tax issue. Alliant Energy appealed the district court’s ruling and the government appealed the decision that led to the tax refund due to Alliant Energy. In June 2001, the U.S. Court of Appeals for the 8th Circuit ruled in Alliant Energy’s favor with respect to both tax issues and ultimately remanded the case back to the district court for entry of judgment. The federal government decided not to pursue the 8th Circuit’s ruling in favor of Alliant Energy with respect to these two tax issues. As a result, Alliant Energy recorded the applicable tax benefit and interest income in 2001 related to these events. An additional potential refund of approximately $14 million, plus interest, was also contested by the government, resulting in the district court ruling in favor of the government in July 2002. Alliant Energy was not successful in its appeal of this decision. However, the adverse decision by the 8th Circuit did not result in Alliant Energy recording any charges to earnings, as the refund sought represented a gain contingency. As a result, Alliant Energy will receive a tax refund of approximately $20 million in 2004, which includes interest.

In the fourth quarter of 2003, the Wisconsin Environmental Law Advocates (WELA) filed a complaint in the U.S. District Court for the Western District of Wisconsin against WP&L and Alliant Energy alleging violations of the federal Clean Water Act at the Columbia generating station. The complaint seeks certain upgrades to Columbia’s wastewater treatment program, as well as unspecified penalties and attorney fees. In addition, the Wisconsin DNR has been pursuing enforcement of this same matter and has recently referred the matter to the Wisconsin Department of Justice (WDOJ). To date, no action has been filed by the State of Wisconsin; however, Alliant Energy expects a complaint to be filed in due course. Alliant Energy, WDOJ and WELA have initiated settlement discussions. Alliant Energy believes that the total cost to resolve any potential penalties and implement any required upgrades in this matter will not be material. Refer to "Electric Environmental Matters" in "Business" for further discussion.

IP&L — None.

WP&L — Refer to “Legal Proceedings — Alliant Energy” for information regarding joint Alliant Energy and WP&L lawsuits.

Environmental Matters
Additional information required by Item 3 with regards to environmental matters is included in “C. Information Relating to Domestic Utility Operations — 1) Domestic Electric Utility Operations” in “Business,” “Liquidity and Capital Resources — Environmental” in MD&A and Note 11(e) of the “Notes to Consolidated Financial Statements,” which information is incorporated herein by reference.

Rate Matters
The information required by Item 3 with regards to rate matters is included in "Business," Note 2 of Alliant Energy’s “Notes to Consolidated Financial Statements” and “Rates and Regulatory Matters” in MD&A, which information is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

EXECUTIVE OFFICERS OF THE REGISTRANTS
The executive officers of Alliant Energy, IP&L and WP&L as of the date of this filing are as follows (figures following the names represent the officer’s age as of Dec. 31, 2003):

Executive Officers of Alliant Energy
Erroll B. Davis, Jr., 59, was elected Chairman of the Board effective April 2000, has served as Chief Executive Officer (CEO) since 1990 and has been a board member since 1988. He previously also served as President from 1990 through 2003.
William D. Harvey, 54, was elected President and Chief Operating Officer (COO) effective January 2004. He previously served as Executive Vice President (EVP)-Generation since 1998.
Eliot G. Protsch, 50, was elected Senior EVP and Chief Financial Officer (CFO) effective January 2004. He previously served as EVP and CFO since September 2003 and as EVP-Energy Delivery from 1998 to September 2003.
James E. Hoffman, 50, was elected EVP-Business Development effective April 1998.
Barbara J. Swan, 52, was elected EVP and General Counsel effective October 1998.
Pamela J. Wegner, 56, was elected EVP-Strategy and Performance effective January 2004. She previously served as EVP-Shared Solutions since 1998.
Thomas L. Aller, 54, was elected Senior Vice President-Energy Delivery effective January 2004. He previously served as interim EVP-Energy Delivery since September 2003 and as Vice President (VP)-Investments at Resources from 1998 to 2003.
Thomas L. Hanson, 50, was elected VP and Treasurer effective April 2002. He previously served as Managing Director-Generation Services since 2001 and General Manager-Business and Financial Performance, Generation from 1998 to 2001.
John E. Kratchmer, 41, was elected VP-Controller and Chief Accounting Officer (CAO) effective October 2002. He previously served as Corporate Controller and Chief Accounting Officer since October 2000 and Assistant Controller from 1998 to 2000.

None of the executive officers listed above is related to any member of the Board of Directors or nominee for director or any other executive officer. Mr. Davis has an employment agreement with Alliant Energy pursuant to which his term of office is established. All other executive officers have no definite terms of office and serve at the pleasure of the Board of Directors.

Executive Officers of IP&L
Erroll B. Davis, Jr., 59, was elected Chairman of the Board effective April 2000 and CEO effective April 1998. Mr. Davis is also an officer of Alliant Energy and WP&L.
William D. Harvey, 54, was elected COO effective January 2004. Mr. Harvey is also an officer of Alliant Energy and WP&L.
Thomas L. Aller, 54, was elected President effective January 2004. Mr. Aller is also an officer of Alliant Energy and WP&L.
Eliot G. Protsch, 50, was elected CFO effective January 2004. He previously served as EVP and CFO since September 2003 and also as President from 1998 through 2003. Mr. Protsch is also an officer of Alliant Energy and WP&L.
Barbara J. Swan, 52, was elected EVP and General Counsel effective October 1998. Ms. Swan is also an officer of Alliant Energy and WP&L.
Thomas L. Hanson, 50, was elected VP and Treasurer effective April 2002. Mr. Hanson is also an officer of Alliant Energy and WP&L.
John E. Kratchmer, 41, was elected VP-Controller and CAO effective October 2002. Mr. Kratchmer is also an officer of Alliant Energy and WP&L.

None of the executive officers listed above is related to any member of the Board of Directors or nominee for director or any other executive officer. Mr. Davis has an employment agreement with Alliant Energy pursuant to which his term of office is established. All other executive officers have no definite terms of office and serve at the pleasure of the Board of Directors.

Executive Officers of WP&L
Erroll B. Davis, Jr., 59, was elected Chairman of the Board effective April 2000 and CEO effective April 1998. Mr. Davis is also an officer of Alliant Energy and IP&L.
William D. Harvey, 54, was elected COO effective January 2004. He previously served as President since 1998. Mr. Harvey is also an officer of Alliant Energy and IP&L.
Barbara J. Swan, 52, was elected President effective January 2004. She previously served as EVP and General Counsel since 1998. Ms. Swan is also an officer of Alliant Energy and IP&L.
Eliot G. Protsch, 50, was elected CFO effective January 2004. He previously served as EVP and CFO since September 2003. Mr. Protsch is also an officer of Alliant Energy and IP&L.
Thomas L. Aller, 54, was elected Senior VP-Energy Delivery effective January 2004. Mr. Aller is also an officer of Alliant Energy and IP&L.
Thomas L. Hanson, 50, was elected VP and Treasurer effective April 2002. Mr. Hanson is also an officer of Alliant Energy and IP&L.
John E. Kratchmer, 41, was elected VP-Controller and CAO effective October 2002. Mr. Kratchmer is also an officer of Alliant Energy and IP&L.

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

PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Alliant Energy’s common stock trades on the New York Stock Exchange under the symbol “LNT.” Quarterly sales price ranges and dividends with respect to Alliant Energy’s common stock were as follows:

	2003			2002

Quarter	High	Low	Dividend	High	Low	Dividend
First	$18.30	$14.98	$0.25	$31.01	$28.67	$0.50
Second	20.60	16.03	0.25	30.85	24.75	0.50
Third	22.70	18.69	0.25	25.77	16.35	0.50
Fourth	25.09	21.94	0.25	19.89	14.28	0.50
Year	25.09	14.98	1.00	31.01	14.28	2.00

Stock closing price at Dec. 31, 2003: $24.90

Although Alliant Energy’s practice has been to pay cash dividends on its common stock quarterly, the timing of payment and amount of future dividends are necessarily dependent upon future earnings, capital requirements, general financial condition, general business conditions, the ability of Alliant Energy’s subsidiaries to pay dividends and other factors.

At Dec. 31, 2003, there were approximately 53,231 holders of record of Alliant Energy’s stock, including holders through Alliant Energy’s Shareowner Direct Plan.

Alliant Energy is the sole common shareowner of all 13,370,788 shares of IP&L common stock currently outstanding. During 2003 and 2002, IP&L paid dividends on its common stock of $89 million and $82 million, respectively, to its parent. In accordance with the IUB order authorizing the IP&L merger, IP&L must inform the IUB if its common equity ratio falls below 42% of total capitalization. Alliant Energy is the sole common shareowner of all 13,236,601 shares of WP&L common stock currently outstanding. During 2003 and 2002, WP&L paid dividends on its common stock of $71 million and $60 million, respectively, to its parent. In its December 2003 rate order, the PSCW stated that WP&L may not pay annual common stock dividends, including pass-through of subsidiary dividends, in excess of $89 million to Alliant Energy if WP&L’s actual average common equity ratio, on a regulatory financial basis, is or will fall below the authorized level of 54.01%. WP&L’s dividends are also restricted to the extent that such dividend would reduce the common stock equity ratio to less than 25%. IP&L and WP&L each have common stock dividend payment restrictions based on their respective bond indentures and the terms of their outstanding preferred stock. At Dec. 31, 2003, IP&L and WP&L were in compliance with all such dividend restrictions.

ITEM 6. SELECTED FINANCIAL DATA

Alliant Energy Corporation

Financial Information	2003 (1)	2002 (1)	2001 (1)	2000 (2)	1999 (3)

	(dollars in thousands, except per share data)
Income Statement Data:
Operating revenues	$3,128,187	$2,486,590	$2,634,230	$2,270,975	$2,048,158
Income from continuing operations	159,701	87,456	128,159	330,915	154,334
Income from discontinued operations, net of tax	29,825	19,425	57,071	51,039	42,247
Income before cumulative effect of changes in
accounting principles	189,526	106,881	185,230	381,954	196,581
Cumulative effect of changes in accounting
principles, net of tax	(5,983)	--	(12,868)	16,708	--
Net income	183,543	106,881	172,362	398,662	196,581

Common Stock Data:
Earnings per average common share (diluted):
Income from continuing operations	$1.57	$0.97	$1.59	$4.18	$1.98
Income from discontinued operations	$0.30	$0.21	$0.71	$0.64	$0.53
Cumulative effect of changes in accounting principles	($0.06)	--	($0.16)	$0.21	--
Net income	$1.81	$1.18	$2.14	$5.03	$2.51
Common shares outstanding at year-end (000s)	110,963	92,304	89,682	79,010	78,984
Dividends declared per common share	$1.00	$2.00	$2.00	$2.00	$2.00
Market value per share at year-end	$24.90	$16.55	$30.36	$31.88	$27.50
Book value per share at year-end (4)	$21.37	$19.89	$21.39	$25.79	$27.29

Other Selected Financial Data:
Cash flows from operating activities (continuing operations)	$419,990	$555,338	$433,346	$393,090	$423,794
Construction and acquisition expenditures	$838,893	$656,752	$712,991	$845,454	$418,371
Total assets at year-end (4)	$7,775,446	$7,814,084	$6,971,735	$7,399,468	$6,663,175
Long-term obligations, net	$2,321,634	$2,784,216	$2,586,044	$2,128,496	$1,660,558
Times interest earned before income taxes (5)	2.20X	1.74X	2.03X	4.35X	3.05X
Capitalization ratios:
Common equity (4)	47%	36%	41%	44%	50%
Preferred stock	5%	4%	2%	2%	3%
Long- and short-term debt	48%	60%	57%	54%	47%

Total	100%	100%	100%	100%	100%

(1)	Refer to "Alliant Energy Results of Operations" in MD&A for a discussion of the 2003, 2002 and 2001 results of operations.
(2)	Includes $204 million ($2.58 per diluted share) of non-cash net income related to Alliant Energy's adoption of SFAS 133 and $16 million ($0.20 per diluted share) of net income from gains on sales of McLeod stock.
(3)	Includes $25 million ($0.32 per diluted share) of net income from gains on sales of McLeod stock.
(4)	Alliant Energy adjusts the carrying value of its investments in McLeod to its estimated fair value, pursuant to the applicable accounting rules. At Dec. 31, 2003, 2002, 2001, 2000 and 1999, the carrying amount reflected an unrealized gain (loss) of approximately $2 million, $1 million, ($13) million, $543 million and $1.1 billion, respectively, with a net of tax increase (decrease) to common equity of $1 million, $0.4 million, ($9) million, $317 million and $640 million, respectively.
(5)	Represents income from continuing operations before income taxes plus preferred dividend requirements of subsidiaries plus interest expense divided by interest expense.

IP&L	2003 (1)	2002 (1)	2001 (1)	2000	1999

	(in thousands)

Operating revenues	$1,371,207	$1,242,410	$1,352,611	$1,234,007	$1,142,801
Earnings available for common stock	87,137	88,015	94,656	99,724	93,896
Cash dividends declared on common stock	89,144	81,790	80,340	80,339	120,509
Cash flows from operating activities	321,918	250,430	305,948	267,564	227,363
Total assets	3,599,040	3,158,695	2,818,467	2,886,974	2,742,986
Long-term obligations, net	910,527	902,243	922,941	792,323	836,486

(1)     Refer to “IP&L Results of Operations” in MD&A for a discussion of the 2003, 2002 and 2001 results of operations.

Alliant Energy is the sole common shareowner of all 13,370,788 shares of IP&L’s common stock outstanding. As such, earnings per share data is not disclosed herein.

WP&L	2003 (1)	2002 (1)	2001 (1)	2000	1999

	(in thousands)

Operating revenues	$1,216,981	$989,525	$993,716	$862,381	$752,505
Earnings available for common stock	111,564	77,614	70,180	68,126	67,520
Cash dividends declared on common stock	70,580	59,645	60,449	--	58,353
Cash flows from operating activities	138,495	223,750	135,886	174,060	163,228
Total assets	2,469,277	2,335,138	2,217,457	2,160,554	2,025,709
Long-term obligations, net	453,509	523,308	523,183	569,309	471,648

(1)     Refer to “WP&L Results of Operations” in MD&A for a discussion of the 2003, 2002 and 2001 results of operations.

Alliant Energy is the sole common shareowner of all 13,236,601 shares of WP&L’s common stock outstanding. As such, earnings per share data is not disclosed herein.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: weather effects on sales and revenues; economic and political conditions in Alliant Energy’s domestic and international service territories; federal, state and international regulatory or governmental actions, including the impact of potential energy-related legislation in Congress and the ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs and the earning of reasonable rates of return, as well as the payment of expected levels of dividends; unanticipated construction and acquisition expenditures; unanticipated issues in connection with Alliant Energy’s construction of new generating facilities; issues related to purchased electric supplies and price thereof, including the ability to recover purchased-power and fuel costs through rates; issues related to electric transmission, including recovery of costs incurred, and federal legislation and regulation affecting such transmission; risks related to the operations of Alliant Energy’s nuclear facilities and unanticipated issues relating to the sale of Alliant Energy’s interest in Kewaunee; costs associated with Alliant Energy’s environmental remediation efforts and with environmental compliance generally; developments that adversely impact Alliant Energy’s ability to implement its strategic plan; the amount of premiums incurred in connection with Alliant Energy’s planned debt reductions; improved results from Alliant Energy’s Brazil investments and no material adverse changes in the rates allowed by the Brazilian regulators or from the expected utility sector reform currently being considered by Brazil regulators; improved performance by Alliant Energy’s other non-regulated businesses as a whole; no material permanent declines in the fair market value of, or expected cash flows from, Alliant Energy’s investments; Alliant Energy’s ability to continue cost controls and operational efficiencies; Alliant Energy’s ability to identify and successfully complete proposed acquisitions and development projects; access to technological developments; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; continued access to the capital markets; the ability to successfully complete ongoing tax audits and appeals with no material impact on Alliant Energy’s earnings or cash flows; inflation rates; and factors listed in “Other Matters — Other Future Considerations.” Alliant Energy assumes no obligation, and disclaims any duty, to update the forward-looking statements in this report.

STRATEGIC OVERVIEW

November 2002 Plan — In 2003, Alliant Energy completed the plan it outlined in November 2002 to strengthen its financial profile. A summary of the five strategic actions completed under the plan follows.

o	Asset sales and related debt reduction -
o	By July 2003, Alliant Energy had completed the sales of its Australian, affordable housing and SmartEnergy businesses.
o

In November 2003, Alliant Energy completed an IPO of WPC, leaving Alliant Energy with a 5.76% ownership interest in WPC. Alliant Energy currently plans to divest its remaining interest in WPC during 2004, subject to market conditions.

o	In 2003, Alliant Energy sold its water utility serving the Beloit area. Alliant Energy continues to pursue the sale of its water utilities serving the Ripon and South Beloit areas.
o

As a result of the above completed asset sales, Alliant Energy reduced debt by approximately $875 million during 2003. Alliant Energy incurred charges to continuing operations of approximately $0.10 per diluted share in the fourth quarter of 2003 related to debt repayment premiums from long-term debt repurchases. Alliant Energy also had $242 million of cash and temporary cash investments as of Dec. 31, 2003.

o

Common equity offering - in July 2003, Alliant Energy sold 17.25 million shares (net proceeds of $318 million) of its common stock in a public offering and infused $200 million and $118 million into WP&L and IP&L, respectively, in support of their respective domestic utility generation and reliability initiatives.

o	Common stock dividend - Alliant Energy reduced its targeted annual common stock dividend from $2.00 per share to $1.00 per share effective with the dividend paid in the first quarter of 2003.
o

Anticipated construction and acquisition expenditures for 2002 and 2003 - Alliant Energy reduced such aggregate expenditures by approximately $400 million, largely in its non-regulated business, from the plan that existed earlier in 2002.

o	Cost control - Alliant Energy has implemented a comprehensive Lean Six Sigma program, which it expects to help reduce its operating costs and improve the efficiency of its operations.

Updated Strategic Plan — Alliant Energy’s domestic utility business is its core business and the sole growth platform within its updated strategic plan. As a result, Alliant Energy views its domestic utility business as the area of its business that is expected to provide the larger share of its long-term earnings growth. It will also be the area of the business that Alliant Energy will invest the bulk of its capital in during 2004 and 2005. Alliant Energy’s remaining non-regulated businesses will serve as ongoing business platforms. Alliant Energy expects these businesses to contribute to its earnings growth, but to a lesser degree than its growth platform (i.e., domestic utility business). Alliant Energy does not expect to invest significant capital into these ongoing business platforms in 2004 and 2005. In addition, Alliant Energy’s Non-regulated Generation business has refined its focus to support the development, financing and construction of generation to meet the needs of Alliant Energy’s domestic utility business. Refer to “Liquidity and Capital Resources — Construction and Acquisition Expenditures” for additional information.

Alliant Energy’s updated strategy reflects the fact that it has investment opportunities in its domestic utility business that did not exist several years ago. Progressive legislation was passed in Iowa that provides companies with the necessary rate making principles — and resulting increased regulatory and investment certainty — prior to making certain generation investments in Iowa. Wisconsin also enacted legislation with the goal of assuring reliable electric energy for Wisconsin. The law allows the construction of merchant power plants in the state and streamlines the regulatory approval process for building new generation and transmission facilities. More recently, the PSCW approved a plan proposed by another Wisconsin utility which provides a similar level of investment certainty by leasing generation from an affiliate. These changes have enabled Alliant Energy to pursue additional generation investments in its domestic utility business to serve its customers and to provide shareowners with greater certainty regarding the returns on these investments.

In December 2003, Alliant Energy announced its updated domestic utility generation plan, which is expected to add a diversified portfolio of nameplate generation between 2004 and 2010 as follows (in MW):

	IP&L	WP&L	Total

Natural gas-fired generation	840	300	1,140
Wind (purchased-power and/or generation)	130	100	230
Coal	--	200	200
Other	15	15	30

Total	985	615	1,600

Alliant Energy intends to add this new generation to meet increasing customer demand, reduce reliance on purchased-power agreements and mitigate the impacts of potential future plant retirements. Alliant Energy will continue to purchase energy and capacity in the market and intends to remain a net purchaser of both, but at a reduced level assuming the successful completion of these generation projects. Alliant Energy expects that 590 MW of the natural gas-fired generation will be installed as combustion turbines for peaking generation. The plan also reflects continued commitments to Alliant Energy’s energy efficiency and environmental protection programs. The capital expenditures associated with this plan are expected to be approximately $650 million over the seven-year period of 2004 to 2010.

IP&L is currently constructing a $400 million 550 MW natural gas-fired plant (Emery) near Mason City, Iowa under its Power Iowa program to develop new electric generation capacity in Iowa. The Emery plant is expected to be placed in-service late in the second quarter of 2004. The rate making principles established for this investment reflect, among other things, recovery of the investment over 28 years based on a fixed 12.23% return on the common equity component of this investment. In January 2004, Alliant Energy announced that Resources’ Non-regulated Generation business has assumed an option to purchase a site for a 300 MW natural gas-fired power plant outside Sheboygan Falls, Wisconsin. Subject to PSCW approval, Resources’ Non-regulated Generation business would construct and own the approximately $150 million plant (of which $75 million has been expended as of Dec. 31, 2003 to purchase two gas turbines) and lease the facility to WP&L. WP&L will operate the plant and utilize the plant’s output. With the appropriate timely regulatory approvals, Alliant Energy currently intends to have this facility placed in-service in 2005. Both the Emery and Sheboygan Falls facilities are included in the figures in the previous table. In addition, Calpine Corporation is currently constructing a 600 MW natural gas-fired combined cycle power plant in Wisconsin at WP&L’s Rock River plant (Riverside). WP&L has entered into a purchased-power agreement for 453 MW of this plant’s output and the plant is expected to be placed in-service prior to the 2004 summer peak demand.

RATES AND REGULATORY MATTERS

Overview — Alliant Energy has two primary utility subsidiaries, IP&L and WP&L. WP&L has one utility subsidiary, South Beloit. Alliant Energy’s utility subsidiaries are currently subject to federal regulation by FERC and state regulation in Iowa, Wisconsin, Minnesota and Illinois. Such regulatory oversight covers not only current facilities and operations, but also the utilities’ plans for construction and financing of new generation facilities and related activities.

As a public utility holding company with significant utility assets, Alliant Energy conducts its utility operations in an ever-changing business environment. Electric energy generation, transmission and distribution are facing a period of fundamental change resulting from potential legislative, regulatory, economic and technological changes. These changes could impact competition in the electric wholesale and retail markets in the event customers of electric utilities are offered alternative suppliers. Such competitive pressures could result in electric utilities losing customers and incurring stranded costs (i.e., assets and other costs rendered unrecoverable as the result of competitive pricing), which would be borne by security holders if the costs cannot be recovered from customers. FERC regulates competition in the electric wholesale power generation market and each state regulates whether to permit retail competition, the terms that would apply and the recovery of any portion of stranded costs that are ultimately determined to have resulted from retail competition. Alliant Energy cannot predict the timing of a restructured electric industry or the impact on its financial condition or results of operations. The pace of restructuring in its primary retail electric service territories has been delayed (and may continue to be delayed for a long period of time) due to uncertainty and developments in the industry.

Certain Recent Developments — Details of Alliant Energy’s rate cases impacting its results of operations since 2001 are as follows (dollars in millions):

								Expected	Return
				Interim	Interim	Final	Final	Final	on
	Utility	Filing	Increase	Increase	Effective	Increase	Effective	Effective	Common
Case	Type	Date	Requested	Granted (1)	Date	Granted (1)	Date	Date	Equity	Notes

WP&L:
2002 retail	E/G/W	8/01	$104	$49	4/02	$82	9/02	N/A	12.3%
2003 retail	E/G/W	5/02	123	--	N/A	81	4/03	N/A	12%	(2)
2004 retail	E/G/W	3/03	87	--	N/A	14	1/04	N/A	12%	(3)
Wholesale	E	2/02	6	6	4/02	3	1/03	N/A	N/A	(4)
Wholesale	E	3/03	5	5	7/03	5	2/04	N/A	N/A
South Beloit
retail - IL	G/W	10/03	1	N/A	N/A	TBD	TBD	9/04	TBD
2004 retail
(fuel-only)	E	2/04	16	TBD	TBD	TBD	TBD	8/04	N/A
IP&L retail - IA	E	3/02	82	15	7/02	26	5/03	N/A	11.15%
IP&L retail - IA	G	7/02	20	17	10/02	13	8/03	N/A	11.05%	(4)
IP&L retail - MN	E	5/03	5	2	7/03	TBD	TBD	5/04	TBD

(1)	Interim rate relief is implemented, subject to refund, pending determination of final rates. The final rate relief granted replaces the amount of interim rate relief granted.
(2)

A party representing selected commercial and industrial electric customers had appealed the rate case to a court, seeking remand back to the PSCW for further consideration on issues of revenue increase amount and rate design. In December 2003, the court denied the request for remand and affirmed the PSCW's earlier decision.

(3)

A number of factors contributed to the final rate relief being set lower than the original request, including lower projected fuel and purchased-power costs, reduced operation and maintenance costs, lower purchased-power incentive costs and reduced capital expenditures.

(4)	Since the final increase was lower than the interim relief granted, a refund to customers was made in 2003.

A significant portion of the rate increases included in the previous table reflect the recovery of increased costs incurred by IP&L and WP&L, or costs they expect to incur, thus the total increase in revenues related to these rate increases have not or are not expected to result in a corresponding increase in net income. IP&L expects to file for an Iowa electric rate increase in March 2004 which will include costs associated with the Emery plant currently under construction in interim rates pursuant to the rate making principles approved earlier. Refer to "Strategic Overview - Updated Strategic Plan" for further information regarding Emery.

WP&L's retail electric rates are based on annual forecasted fuel and purchased-power costs. Under PSCW rules, WP&L can seek rate increases if it experiences an extraordinary increase in the cost of fuel or if the annual costs are more than 3% higher than the estimated costs used to establish rates. Such rules were revised effective for 2003 for WP&L and significantly reduce the regulatory lag for Wisconsin utilities and customers related to the timing of changes in rates for increased or decreased fuel and purchased-power costs. The revised rules require that an interim increase/decrease in rates subject to increased/decreased fuel costs, if determined to be justified, be approved within 21 days of notice to customers. Any such change in rates would be effective prospectively, would require a refund with interest if final rates are determined to be lower than interim rates approved, and would not include a provision for collection of retroactive fuel cost variances. The revised rules also include a process whereby Wisconsin utilities can seek deferral treatment of emergency changes in fuel costs between fuel-only or base rate cases. Such deferrals would be subject to review, approval and recovery in future fuel-only or base rate cases.

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

ALLIANT ENERGY RESULTS OF OPERATIONS

Unless otherwise noted, all "per share" references in the Results of Operations section refer to earnings per diluted share. Refer to Note 1(a) of Alliant Energy's "Notes to Consolidated Financial Statements" for discussion of the various components of Alliant Energy's business.

Overview - Alliant Energy's EPS was as follows:

	2003	2002	2001

Income from continuing operations	$1.57	$0.97	$1.59
Income from discontinued operations	0.30	0.21	0.71
Cumulative effect of changes in accounting principles	(0.06)	--	(0.16)

Net income	$1.81	$1.18	$2.14

Additional details regarding Alliant Energy’s net income were as follows (in millions):

	2003	2002	2001

Continuing operations:
Domestic utility operations	$197.2	$165.8	$164.9
Non-regulated (Resources)	(25.7)	(80.4)	(38.1)
Alliant Energy parent and other (primarily taxes, interest and
administrative and general)	(11.8)	2.1	1.4

Income from continuing operations	159.7	87.5	128.2
Discontinued operations:
Operating results (includes SFAS 133 and tax adjustments)	27.9	15.9	57.1
Losses on sales of discontinued operations, net	(22.9)	--	--
Discontinuing depreciation, depletion and amortization of
assets held for sale	24.8	3.5	--

Income from discontinued operations	29.8	19.4	57.1
Cumulative effect of changes in accounting principles	(6.0)	--	(12.9)

Net income	$183.5	$106.9	$172.4

The 2003 increase in domestic utility income from continuing operations was largely due to higher electric and gas margins, which were partially offset by higher operating expenses. The significant improvement in Alliant Energy’s non-regulated results from continuing operations for 2003 was primarily due to improved results from its International and Integrated Services businesses and lower non-cash valuation charges of $0.35 per share, which were partially offset by $0.10 per share of charges in 2003 related to early debt reductions. Income from continuing operations for domestic utility operations increased slightly in 2002 as higher electric and gas margins were largely offset by increased operating expenses and a higher effective income tax rate. The lower 2002 results from continuing operations for Alliant Energy’s non-regulated businesses were primarily due to higher losses of $23 million from Alliant Energy’s Brazil investments, higher non-cash valuation charges of $0.15 per share and higher interest expense, partially offset by improved results from Alliant Energy’s China and New Zealand businesses. Alliant Energy incurred non-cash valuation charges of $0.06, $0.41 and $0.26 per share in 2003, 2002 and 2001, respectively. Refer to “Cumulative Effect of Changes in Accounting Principles” for discussion of the charges recorded in 2003 and 2001.

Domestic Utility Electric Margins — Electric margins and MWh sales for Alliant Energy were as follows (in thousands):

	Revenues and Costs					MWhs Sold

	2003	2002	*	2001	**	2003	2002	*	2001	**

Residential	$684,574	$626,947	9%	$599,074	5%	7,565	7,616	(1%)	7,344	4%
Commercial	409,704	376,365	9%	373,145	1%	5,663	5,542	2%	5,464	1%
Industrial	571,608	526,804	9%	543,471	(3%)	12,345	12,297	--	12,469	(1%)

Total from retail
customers	1,665,886	1,530,116	9%	1,515,690	1%	25,573	25,455	--	25,277	1%
Sales for resale	195,822	160,335	22%	184,507	(13%)	5,495	4,805	14%	4,936	(3%)
Other	55,360	62,083	(11%)	56,359	10%	184	197	(7%)	168	17%

Total revenues/sales	1,917,068	1,752,534	9%	1,756,556	--	31,252	30,457	3%	30,381	--

Electric production
fuel and purchased-
power expense	730,594	651,813	12%	695,168	(6%)

Margin	$1,186,474	$1,100,721	8%	$1,061,388	4%

*	Reflects the % change from 2002 to 2003. ** Reflects the % change from 2001 to 2002.

Electric margin increased $85.8 million, or 8%, and $39.3 million, or 4%, for 2003 and 2002, respectively, primarily due to the impact of rate increases implemented in 2003 and 2002, including increased revenues to recover a significant portion of higher utility operating expenses, lower purchased-power and fuel costs impacting margins, the impact of WP&L implementing seasonal rates in 2003 for the first time and increased sales resulting from continued modest retail customer growth. The 2003 increase was also due to higher sales to non-retail customers, partially offset by milder weather conditions in 2003 compared to 2002. The 2002 increase was also due to more favorable weather conditions, partially offset by reduced energy conservation revenues (which were largely offset by lower energy conservation expenses) and the impact of a sluggish economy.

In April 2003, WP&L implemented seasonal electric rates that are designed to result in higher rates for the peak demand period from June 1 through Sept. 30 and lower rates in all other periods during each calendar year. As a result, total annual revenues are not expected to be impacted significantly. However, given the seasonal rates were not implemented in 2003 until April, the impact of seasonal rates increased electric margins by approximately $6 million in 2003 compared to 2002 when no seasonal rates were in effect. As a result, the first quarter of 2004 margins are expected to be negatively impacted in comparison to the 2003 margin for the same period by a similar amount.

Domestic Utility Gas Margins — Gas margins and Dth sales for Alliant Energy were as follows (in thousands):

	Revenues and Costs					Dths Sold

	2003	2002	*	2001	**	2003	2002	*	2001	**

Residential	$310,658	$218,746	42%	$270,248	(19%)	31,871	30,931	3%	29,580	5%
Commercial	162,651	111,343	46%	141,121	(21%)	19,947	19,348	3%	18,055	7%
Industrial	34,201	25,177	36%	31,262	(19%)	5,093	5,373	(5%)	5,344	1%
Transportation/other	59,416	38,720	53%	45,246	(14%)	48,978	47,386	3%	48,539	(2%)

Total revenues/sales	566,926	393,986	44%	487,877	(19%)	105,889	103,038	3%	101,518	1%

Cost of gas sold	396,102	248,994	59%	360,911	(31%)

Margin	$170,824	$144,992	18%	$126,966	14%

*	Reflects the % change from 2002 to 2003. ** Reflects the % change from 2001 to 2002.

Gas revenues and cost of gas sold were higher in 2003 and 2001 as compared to 2002 primarily due to increased natural gas prices. Due to Alliant Energy’s rate recovery mechanisms for gas costs, these price differences alone had little impact on gas margin. Gas margin increased $25.8 million, or 18%, and $18.0 million, or 14%, for 2003 and 2002, respectively, primarily due to the impact of several rate increases implemented during 2003 and 2002, improved results of $3 million from WP&L’s performance-based gas commodity cost recovery program (benefits are shared by ratepayers and shareowners), and continued modest customer growth. The 2003 increase was also due to slightly more favorable weather conditions during the heating season in 2003 compared to 2002. The 2002 increase was also due to the negative impact high gas prices in early 2001 had on gas consumption during that period, partially offset by reduced energy conservation revenues (which were largely offset by lower energy conservation expenses).

Refer to Note 1(i) of Alliant Energy’s “Notes to Consolidated Financial Statements” for information relating to utility fuel and natural gas cost recovery.

Domestic Utility Other Revenues — Other revenues for the domestic utilities increased $18.8 million and decreased $16.5 million for 2003 and 2002, respectively. The 2003 increase was largely due to increased revenues from WindConnect™, which includes Alliant Energy’s wind farm construction management projects. The 2002 decrease was primarily due to lower non-commodity products and services revenues. These 2003 and 2002 variances were largely offset by variances in other operation and maintenance expenses for the domestic utilities.

Non-regulated Revenues — Details regarding Alliant Energy’s non-regulated revenues were as follows (in millions):

	2003	2002	2001

Integrated Services	$382	$134	$193
International	117	100	77
Non-regulated Generation	15	--	--
Other (includes eliminations)	26	21	18

	$540	$255	$288

The 2003 Integrated Services increase was primarily due to increased gas revenues at Alliant Energy’s natural gas marketing business, NG Energy, largely due to the impact of a new accounting pronouncement, higher natural gas prices and increased volumes sold. Increased revenues at Alliant Energy’s energy and environmental services businesses also contributed to the increase. Refer to Note 10(d) of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of the impact of the new accounting pronouncement. The 2002 Integrated Services decrease was primarily due to decreased gas prices and lower energy services revenues. The increased International revenues for 2003 and 2002 were primarily due to acquisitions of additional combined heat and power facilities in China during 2001, 2002 and 2003. The 2003 Non-regulated Generation revenues were due to generation from a 309-MW, non-regulated, tolled, natural gas-fired power plant in Neenah, Wisconsin.

Other Operating Expenses — Other operation and maintenance expenses for the domestic utilities increased $78.5 million in 2003, primarily due to increases in the amortization of deferred costs that are now being recovered in rates and increased employee and retiree benefits (primarily compensation, medical and pension costs), WindConnect™ and nuclear expenses. The increased nuclear expenses resulted primarily from a planned refueling outage at Kewaunee in 2003. There was no refueling outage in 2002. These items were partially offset by lower fossil generation expenses due to the timing of boiler plant maintenance. The 2002 increase of $36.7 million was primarily due to increased fossil and nuclear generation expenses, employee and retiree benefits, transmission and distribution expenses and higher regulatory amortizations, partially offset by lower energy conservation and non-commodity products and services expenses and uncollectible account balances. A significant portion of these cost increases are being recovered as a result of the rate increases implemented during 2003 and 2002. Refer to “Rates and Regulatory Matters” for additional information.

Non-regulated operation and maintenance expenses were as follows (in millions):

	2003	2002	2001

Integrated Services	$366	$119	$181
International	90	77	59
Non-regulated Generation	10	7	5
Other (includes eliminations)	27	20	14

	$493	$223	$259

The Integrated Services, International and Non-regulated Generation variances were largely driven by the same factors impacting the revenue variances discussed previously. The 2003 Integrated Services increase was also due to an asset valuation charge of $6 million in 2003 related to a small waste-to-energy plant. Charges of $4 million, $5 million and $2 million are included in “Non-regulated Generation” in 2003, 2002 and 2001, respectively, for cancelled contracts and generation projects.

Depreciation and amortization expense increased $23.0 million and decreased $12.2 million in 2003 and 2002, respectively. The 2003 increase was primarily due to utility property additions, an increase of $9.5 million in non-regulated depreciation and amortization due largely to acquisitions at the non-regulated businesses and higher contributions of $4 million to IP&L’s nuclear decommissioning trust fund. The 2002 decrease was primarily due to: a decrease of $14 million from implementation of lower depreciation rates at IP&L on Jan. 1, 2002, resulting from an updated depreciation study; lower decommissioning expense based on reduced retail funding levels at WP&L; and the elimination of $5 million of goodwill amortization expense in compliance with new accounting rules effective in 2002. These items were partially offset by utility property additions, acquisitions at the non-regulated businesses and increased software amortizations.

Taxes other than income taxes decreased $14.4 million in 2003 primarily due to decreased property taxes related to a 2003 property tax settlement and expiration of provisions which required additional payments in the early years of the revised property tax regulations in Iowa at IP&L. In 2003, IP&L settled a property tax appeal it had filed with the Iowa Department of Revenue and Finance. In addition to the benefits realized in 2003, IP&L expects to realize reductions in property tax expense of $5.1 million, $3.6 million and $2.1 million in 2004, 2005, and 2006 and thereafter, respectively, in comparison to what property tax expense would have been without the settlement. The impact of the settlement on ratepayers will be addressed in future rate making proceedings.

Interest Expense and Other — Interest expense increased $24.4 million and $0.7 million in 2003 and 2002, respectively. The 2003 increase was due to higher average borrowing rates at Resources due to an increase in the mix of long- versus short-term debt outstanding, higher credit facility fees at Resources and higher interest expense at the parent company. These items were partially offset by the impact of lower average borrowings at Resources. The 2002 increase was due to higher non-regulated borrowings, substantially offset by the impact of lower interest rates on Alliant Energy’s variable rate borrowings and lower short-term debt at the Alliant Energy parent level, largely due to the impact of proceeds received in 2001 from a common equity offering.

Loss on early extinguishment of debt in 2003 includes debt repayment premiums and charges for the unamortized debt expenses related to long-term debt retirements of $71.5 million of senior notes at Resources and $24.0 million of senior notes at the Alliant Energy parent company.

Equity (income) loss from Alliant Energy’s unconsolidated investments was as follows (in millions):

	2003	2002	2001

ATC	($16)	($14)	($15)
Brazil	(9)	23	4
New Zealand	(8)	(4)	--
WRPC	(5)	(3)	(1)
Cargill-Alliant (sold in 2002)	--	(1)	(7)
Synfuel (began operations 5/02)	20	13	--
Other	(1)	(1)	--

	($19)	$13	($19)

Equity income from unconsolidated investments increased $32 million and decreased $32 million in 2003 and 2002, respectively. The improved results for Brazil during 2003 were primarily due to: rate increases implemented at all five of the Brazil operating companies throughout 2003; an increase in electric sales volumes of approximately 7% in 2003 compared to 2002; foreign currency transaction gains of $2.4 million and losses of $6.5 million during 2003 and 2002, respectively, related to approximately $40 million in debt at one of the Brazilian operating companies; and charges of $7.7 million during 2002 resulting from the receipt of regulatory orders related to the recovery of various costs. The lower 2002 results from the Brazil investments were also due to higher interest expense at the Brazil operating companies, partially offset by an approximate 5% increase in electric sales volumes during 2002 (a drought-driven rationing program was in place for seven months in 2001 and only two months in 2002). The 2001 Brazil results included a charge related to the impacts of a settlement reached between the Brazilian government and the distribution companies on the economic resolution of various cost recovery issues. The increased earnings from New Zealand during 2003 were primarily due to higher energy prices and gains on asset sales in 2003. The 2002 increased earnings from New Zealand were primarily due to the negative impacts of drought conditions in 2001. In 2002, Synfuel purchased an equity interest in a synthetic fuel processing facility. The synthetic fuel project generates operating losses at its fuel processing facility, which are more than offset by tax credits and the tax benefit of the losses the project generates. All tax benefits are included in “Income taxes” in Alliant Energy’s Consolidated Statements of Income. Refer to “Other Matters — Other Future Considerations” for further discussion of the tax credits associated with the Synfuel investment.

AFUDC increased $13.0 million in 2003, primarily due to ongoing construction of the Emery plant. Preferred dividend requirements of subsidiaries increased $10.7 million in 2003 due to an increase in the aggregate amount of preferred stock outstanding at IP&L and a higher dividend rate. Refer to Note 9 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of the asset valuation charges recorded by Alliant Energy in 2002 related to its McLeod available-for-sale securities.

Miscellaneous, net income increased $22.9 million and decreased $4.7 million in 2003 and 2002, respectively, largely due to the recording of pre-tax asset valuation charges related to Alliant Energy’s investments in Enermetrix, Inc. ($8.5 million in 2002) and Energy Technologies ($2.8 million in 2003 and $10.3 million in 2002). The 2003 increase was also due to improvements in the non-cash valuation adjustments related to Alliant Energy’s McLeod trading securities, foreign currency transaction gains and gains from asset sales realized in 2003. These items were partially offset by lower interest income from loans to discontinued operations due to asset sales during 2003. The 2002 decrease was also impacted by lower interest income (the 2001 results included $10 million from tax settlements), gains from asset sales realized in 2001 and lower pre-tax, non-cash SFAS 133 valuation charges of $29 million, related to the net change in the value of the McLeod trading securities and the derivative component of Resources’ exchangeable senior notes. Refer to Note 1(p) of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion.

Income Taxes — The effective income tax rates for Alliant Energy’s continuing operations were 28.9%, 31.2% and 27.8% in 2003, 2002 and 2001, respectively. Alliant Energy recorded tax benefits of $6.4 million in 2001 related to a court ruling on a federal tax case. Refer to Note 5 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information.

Income from Discontinued Operations — Refer to “Overview” and Note 16 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

Cumulative Effect of Changes in Accounting Principles — In 2003, Alliant Energy recorded after-tax charges of $4 million and $2 million for the cumulative effect of changes in accounting principles related to the adoption on Jan. 1, 2003 of SFAS 143 and EITF Issue 02-3 within WPC and Integrated Services, respectively. Refer to Notes 10(d) and 10(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for further information on the EITF Issue 02-3 charge and for discussion of the charge incurred in 2001 for a cumulative effect of a change in accounting principle, respectively.

IP&L RESULTS OF OPERATIONS

Overview — IP&L’s earnings available for common stock decreased $0.9 million and $6.6 million in 2003 and 2002, respectively. The 2003 decrease was primarily due to increased other operation and maintenance, depreciation and amortization, and preferred dividend expenses, largely offset by higher electric and gas margins, lower property taxes and higher AFUDC. The 2002 decrease was primarily due to increased operating expenses, a higher effective income tax rate and lower interest income, partially offset by higher electric and gas margins.

Electric Margins — Electric margins and MWh sales for IP&L were as follows (in thousands):

	Revenues and Costs					MWhs Sold

	2003	2002	*	2001	**	2003	2002	*	2001	**

Residential	$367,681	$355,072	4%	$350,946	1%	4,155	4,184	(1%)	4,026	4%
Commercial	239,362	229,639	4%	234,876	(2%)	3,496	3,392	3%	3,342	1%
Industrial	327,838	315,494	4%	335,680	(6%)	7,750	7,843	(1%)	7,931	(1%)

Total from retail
customers	934,881	900,205	4%	921,502	(2%)	15,401	15,419	--	15,299	1%
Sales for resale	40,249	34,513	17%	53,320	(35%)	1,299	1,151	13%	1,412	(18%)
Other	31,852	30,136	6%	28,284	7%	102	103	(1%)	107	(4%)

Total revenues/sales	1,006,982	964,854	4%	1,003,106	(4%)	16,802	16,673	1%	16,818	(1%)

Electric production
fuel and purchased-
power expense	320,852	299,274	7%	357,140	(16%)

Margin	$686,130	$665,580	3%	$645,966	3%

*	Reflects the % change from 2002 to 2003. ** Reflects the % change from 2001 to 2002.

Electric margin increased $20.6 million, or 3%, and $19.6 million, or 3%, for 2003 and 2002, respectively, primarily due to the impact of retail rate increases implemented during 2003 and 2002, including increased revenues to recover a significant portion of IP&L’s increased operating expenses, lower purchased-power capacity costs of $6 million, and increased sales resulting from continued modest retail customer growth. Higher sales to non-retail customers also contributed to the 2003 increase, which was partially offset by the impact of milder weather conditions in 2003 compared to 2002 and a sluggish economy. Also contributing to the 2002 increase were more favorable weather conditions in 2002 compared to 2001. The 2002 increase was partially offset by reduced energy conservation revenues of $10 million (which were largely offset by lower energy conservation expenses).

Gas Margins — Gas margins and Dth sales for IP&L were as follows (in thousands):

	Revenues and Costs					Dths Sold

	2003	2002	*	2001	**	2003	2002	*	2001	**

Residential	$173,598	$124,237	40%	$162,575	(24%)	19,074	18,068	6%	17,826	1%
Commercial	88,057	61,222	44%	82,463	(26%)	11,408	10,774	6%	10,483	3%
Industrial	24,595	18,197	35%	22,355	(19%)	3,911	4,070	(4%)	4,147	(2%)
Transportation/other	8,299	11,239	(26%)	13,621	(17%)	29,182	28,814	1%	31,673	(9%)

Total revenues/sales	294,549	214,895	37%	281,014	(24%)	63,575	61,726	3%	64,129	(4%)

Cost of gas sold	209,817	138,875	51%	207,088	(33%)

Margin	$84,732	$76,020	11%	$73,926	3%

*	Reflects the % change from 2002 to 2003. ** Reflects the % change from 2001 to 2002.

Gas revenues and cost of gas sold were higher in 2003 and 2001 as compared to 2002 due to increased natural gas prices. These increases alone had no impact on IP&L’s gas margin given its rate recovery mechanism for gas costs. Gas margin increased $8.7 million, or 11%, and $2.1 million, or 3%, for 2003 and 2002, respectively, primarily due to the impact of a retail rate increase implemented during 2002. Also contributing to the 2003 increase were increased sales, primarily due to slightly more favorable weather conditions during the heating season in 2003 compared to 2002. Also contributing to the 2002 increase was the negative impact high gas prices in early 2001 had on gas consumption during that period, partially offset by reduced energy conservation revenues of $4 million (which were largely offset by lower energy conservation expenses).

Refer to Note 1(i) of Alliant Energy’s “Notes to Consolidated Financial Statements” for information relating to utility fuel and natural gas cost recovery.

Steam and Other Revenues — Steam and other revenues increased $7.0 million and decreased $5.8 million for 2003 and 2002, respectively. The 2003 increase was primarily due to increased construction management revenues from WindConnect™. The 2002 decrease was primarily due to lower non-commodity products and services revenues. These 2003 and 2002 variances were largely offset by variances in other operation and maintenance expenses.

Other Operating Expenses — Other operation and maintenance expenses increased $23.1 million and $8.0 million for 2003 and 2002, respectively. The 2003 increase was largely due to higher employee and retiree benefits (primarily compensation, medical and pension costs), WindConnect™ and steam production fuel costs. These items were partially offset by decreased transmission and distribution and generation expenses. The 2002 increase was largely due to increased generation, employee and retiree benefits and transmission and distribution expenses. These items were partially offset by lower expenses for energy conservation, non-commodity products and services and uncollectible customer account balances.

Depreciation and amortization expense increased $17.3 million and decreased $2.4 million for 2003 and 2002, respectively. The 2003 increase was largely due to higher amortization of software of $7 million, property additions and increased contributions of $4 million to the nuclear decommissioning trust fund. The 2002 decrease was largely due to a $14 million reduction in depreciation expense from implementation of lower depreciation rates on Jan. 1, 2002, resulting from an updated depreciation study, largely offset by property additions.

Taxes other than income taxes decreased $13.8 million for 2003 largely due to decreased property taxes, related to a 2003 property tax settlement and expiration of provisions which required additional payments in the early years of the revised property tax regulations in Iowa. Refer to “Alliant Energy Results of Operations — Other Operating Expenses” for further discussion.

Interest Expense and Other — AFUDC increased $11.6 million for 2003 due to ongoing construction of the Emery plant. Interest income and other decreased $5.6 million for 2002 largely due to IP&L realizing $5 million in interest income from tax settlements in 2001.

Income Taxes — The effective income tax rates were 41.4%, 40.7% and 35.1% in 2003, 2002 and 2001, respectively. Refer to Note 5 of IP&L’s “Notes to Consolidated Financial Statements” for additional information.

Preferred Dividend Requirements — Preferred dividend requirements increased $10.7 million for 2003 due to an increase in the aggregate amount of preferred stock outstanding and a higher dividend rate.

WP&L RESULTS OF OPERATIONS

Overview — WP&L’s earnings available for common stock increased $34.0 million and $7.4 million in 2003 and 2002, respectively, primarily due to higher electric and gas margins, partially offset by increased operating expenses.

Electric Margins — Electric margins and MWh sales for WP&L were as follows (in thousands):

	Revenues and Costs					MWhs Sold

	2003	2002	*	2001	**	2003	2002	*	2001	**

Residential	$316,893	$271,875	17%	$248,128	10%	3,410	3,432	(1%)	3,318	3%
Commercial	170,342	146,726	16%	138,269	6%	2,167	2,150	1%	2,122	1%
Industrial	243,770	211,310	15%	207,791	2%	4,595	4,454	3%	4,538	(2%)

Total from retail
customers	731,005	629,911	16%	594,188	6%	10,172	10,036	1%	9,978	1%
Sales for resale	155,573	125,822	24%	131,187	(4%)	4,196	3,654	15%	3,524	4%
Other	23,508	31,947	(26%)	28,075	14%	82	94	(13%)	61	54%

Total revenues/sales	910,086	787,680	16%	753,450	5%	14,450	13,784	5%	13,563	2%

Electric production
fuel and purchased-
power expense	409,742	352,539	16%	338,028	4%

Margin	$500,344	$435,141	15%	$415,422	5%

*	Reflects the % change from 2002 to 2003. ** Reflects the % change from 2001 to 2002.

Electric margin increased $65.2 million, or 15%, and $19.7 million, or 5%, for 2003 and 2002, respectively, primarily due to the implementation of rate increases during 2003 and 2002, including increased revenues to recover a significant portion of WP&L’s increased operating expenses and increased sales from continued modest retail customer growth. Also contributing to the 2003 increase were the impact of WP&L implementing seasonal rates in 2003 for the first time, lower purchased-power and fuel costs impacting margin and higher sales to non-retail customers. These items were partially offset by lower energy conservation revenues and the impact of milder weather conditions in 2003 compared to 2002. Also contributing to the 2002 increase were more favorable weather conditions in 2002 compared to 2001, partially offset by the sluggish economy.

In April 2003, WP&L implemented seasonal electric rates that are designed to result in higher rates for the peak demand period from June 1 through Sept. 30 and lower rates in all other periods during each calendar year. As a result, total annual revenues are not expected to be impacted significantly. However, given the seasonal rates were not implemented in 2003 until April, the impact of seasonal rates increased electric margins by approximately $6 million in 2003 compared to 2002 when no seasonal rates were in effect. As a result, the first quarter of 2004 margins are expected to be negatively impacted in comparison to the 2003 margin for the same period by a similar amount.

Gas Margins — Gas margins and Dth sales for WP&L were as follows (in thousands):

	Revenues and Costs					Dths Sold

	2003	2002	*	2001	**	2003	2002	*	2001	**

Residential	$137,060	$94,509	45%	$107,673	(12%)	12,797	12,863	(1%)	11,754	9%
Commercial	74,594	50,121	49%	58,658	(15%)	8,539	8,574	--	7,572	13%
Industrial	9,606	6,980	38%	8,907	(22%)	1,182	1,303	(9%)	1,197	9%
Transportation/other	51,117	27,481	86%	31,625	(13%)	19,796	18,572	7%	16,866	10%

Total revenues/sales	272,377	179,091	52%	206,863	(13%)	42,314	41,312	2%	37,389	10%

Cost of gas sold	186,285	110,119	69%	153,823	(28%)

Margin	$86,092	$68,972	25%	$53,040	30%

*	Reflects the % change from 2002 to 2003. ** Reflects the % change from 2001 to 2002.

Gas revenues and cost of gas sold were higher in 2003 and 2001 as compared to 2002 due to increased natural gas prices. These increases alone had little impact on WP&L’s gas margin given its rate recovery mechanism for gas costs. Gas margin increased $17.1 million, or 25%, and $15.9 million, or 30%, for 2003 and 2002, respectively, primarily due to the impact of rate increases implemented during 2003 and 2002, improved performance of $3 million from WP&L’s performance-based commodity cost recovery program (benefits are shared by ratepayers and shareowners), and continued modest customer growth. The 2002 increase was also due to the negative impact high gas prices in early 2001 had on gas consumption during that period.

Refer to Note 1(i) of Alliant Energy’s “Notes to Consolidated Financial Statements” for information relating to utility fuel and natural gas cost recovery.

Other Revenues — Other revenues increased $11.8 million and decreased $10.6 million for 2003 and 2002, respectively. The 2003 increase was primarily due to increased revenues from WindConnect™. The 2002 decrease was primarily due to decreased non-commodity products and services revenues. These 2003 and 2002 variances were largely offset by variances in other operation and maintenance expenses.

Other Operating Expenses — Other operation and maintenance expenses increased $52.9 million and $28.7 million for 2003 and 2002, respectively. The 2003 increase was largely due to increases in the amortization of deferred costs that are now being recovered in rates, employee and retiree benefits (primarily compensation, medical and pension costs), WindConnect™ and nuclear expenses. The increased nuclear expenses resulted primarily from a planned refueling outage at Kewaunee in 2003. There was no refueling outage in 2002. These items were partially offset by lower fossil generation expenses. The 2002 increase was largely due to higher fossil generation, employee and retiree benefits, energy conservation, and transmission and distribution expenses, and higher regulatory amortization, partially offset by decreased non-commodity products and services expenses. A significant portion of these cost increases are being recovered as a result of the rate increases implemented during 2003 and 2002.

Depreciation and amortization expense decreased $3.8 million and $12.3 million for 2003 and 2002, respectively. The 2003 decrease was primarily due to lower software amortizations, partially offset by property additions. The 2002 decrease was largely due to lower decommissioning expense based on reduced retail funding levels, partially offset by higher software amortizations.

Interest Expense and Other — Interest expense decreased $2.3 million and $3.3 million for 2003 and 2002, respectively. The 2003 decrease was largely due to lower average borrowings outstanding. The 2002 decrease was largely due to lower average interest rates on the outstanding borrowings. Equity income from unconsolidated investments increased $3.7 million for 2003 due to higher earnings at WRPC and ATC.

Income Taxes — The effective income tax rates were 36.4%, 35.6% and 35.9% in 2003, 2002 and 2001, respectively. Refer to Note 5 of WP&L’s “Notes to Consolidated Financial Statements” for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Overview — Based on expected operating cash flows, coupled with actions Alliant Energy has taken and expects to take to strengthen its balance sheet, Alliant Energy believes it will be able to secure the capital it requires to implement its updated strategic plan. Alliant Energy believes its ability to secure additional capital has been significantly enhanced by the successful execution of the strategic actions it announced in November 2002. Refer to “Strategic Overview — November 2002 Plan” for further discussion.

Alliant Energy’s capital requirements are primarily attributable to construction programs and its debt maturities. Cash flows from Alliant Energy’s utility subsidiaries are expected to cover dividends and capital expenditures related to infrastructure and reliability investments. The capital expenditures associated with building additional generation are expected to total $650 million through 2010 and are expected to be financed largely through external financings, supplemented by internally generated funds. In order to balance its capital structure, Alliant Energy may periodically issue additional common equity as well as debt.

Cash Flows — Selected information from Alliant Energy’s, IP&L’s and WP&L’s Consolidated Statements of Cash Flows was as follows (in thousands):

	Alliant Energy			IP&L			WP&L

Cash flows from (used for):	2003	2002	2001	2003	2002	2001	2003	2002	2001

Operating activities	$419,990	$555,338	$433,346	$321,918	$250,430	$305,948	$138,495	$223,750	$135,886
Financing activities	34,080	72,237	161,075	206,155	6,286	(102,086)	(11,595)	(27,685)	(19,176)
Investing activities	(274,648)	(632,602)	(654,561)	(532,087)	(250,727)	(203,838)	(108,402)	(187,795)	(116,832)

In 2003, Alliant Energy’s cash flows from operating activities decreased $135 million primarily due to changes in working capital caused largely by changes in the levels of accounts receivable sold and higher inventory balances, partially offset by higher net income. Cash flows from financing activities decreased $38 million primarily due to changes in the amounts of debt and preferred stock issued and retired, partially offset by proceeds from a 2003 common equity offering and lower common stock dividends due to the dividend reduction implemented in 2003. Cash flows used for investing activities decreased $358 million primarily due to proceeds from asset sales, partially offset by construction and acquisition expenditures associated with the construction of the Emery plant. In 2002, Alliant Energy’s cash flows from operating activities increased $122 million primarily due to changes in working capital. Cash flows from financing activities decreased $89 million primarily due to proceeds from the issuance of common stock in 2001, partially offset by a net increase in the amount of preferred stock outstanding at IP&L. Cash flows used for investing activities decreased $22 million primarily due to lower construction and acquisition expenditures, partially offset by proceeds received in 2001 from the transfer of WP&L’s transmission assets to ATC.

In 2003, IP&L’s cash flows from operating activities increased $71 million primarily due to changes in working capital caused largely by changes in the levels of accounts receivable sold. Cash flows from financing activities increased $200 million primarily due to a higher capital contribution from Alliant Energy in 2003 compared to 2002 and changes in the amount of debt and preferred stock issued and retired. Cash flows used for investing activities increased $281 million primarily due to construction and acquisition expenditures associated with the construction of the Emery plant. In 2002, IP&L’s cash flows from operating activities decreased $56 million primarily due to changes in working capital caused largely by changes in the levels of accounts receivable sold. Cash flows used for financing activities decreased $108 million due to a net increase in the amount of preferred stock outstanding and a capital contribution of $60 million by Alliant Energy. Cash flows used for investing activities increased $47 million due to increased levels of construction expenditures.

In 2003, WP&L’s cash flows from operating activities decreased $85 million primarily due to changes in working capital, partially offset by higher net income. Cash flows used for financing activities decreased $16 million primarily due to a higher capital contribution from Alliant Energy in 2003 compared to 2002, partially offset by changes in the amount of debt issued and retired. Cash flows used for investing activities decreased $79 million primarily due to proceeds from the sale of WP&L’s water utility serving the Beloit area and lower contributions to its nuclear decommissioning trust fund. In 2002, WP&L’s cash flows from operating activities increased $88 million due to changes in working capital and cash flows used for investing activities increased $71 million primarily due to proceeds received from the transfer of WP&L’s transmission assets to ATC in 2001.

Certain Regulatory Approvals/Requirements — PUHCA — In 2001, Alliant Energy and Resources received SEC approval under an Omnibus Financing Order for their ongoing program of external financing, credit support arrangements and other related proposals for the period through Dec. 31, 2004. Among other things, the approval authorized Alliant Energy, directly or through financing subsidiaries, to issue common and preferred stock, unsecured long-term debt securities and other equity-linked securities up to an amount of $1.5 billion; to provide guarantees and credit support for obligations of its subsidiaries up to an amount of $3 billion; to enter into hedging transactions to manage interest rate costs and risk exposure; and to increase its aggregate investment limit in EWGs and FUCOs to 100% of consolidated retained earnings. The approval, among other things, also authorized Resources to provide guarantees and credit support for obligations of non-utility subsidiaries up to an amount of $600 million outstanding at any one time.

In June 2002, Alliant Energy received approval (valid through Dec. 31, 2004) from the SEC to issue and sell up to an aggregate amount of $1 billion of short-term debt outstanding at any one time and to guarantee short-term borrowings by Resources in an aggregate amount that would not exceed $700 million at any one time in addition to its other guarantee authority granted in the Omnibus Financing Order discussed previously. In October 2002, IP&L received SEC approval (valid through Dec. 31, 2004) to issue short-term debt in a principal amount which would not at any one time exceed $300 million. Issuance of debt securities by WP&L is exempt from regulation under provisions of PUHCA.

In 2004, Alliant Energy and certain of its subsidiaries will file appropriate applications with the SEC for renewal of financing, guarantee and other authority required to accommodate its financing needs. Alliant Energy expects that such authority will be granted by the SEC on a timely basis.

Alliant Energy is also subject to a PUHCA requirement whereby Alliant Energy’s common equity balance must be at least 30% of its total consolidated capitalization, including short-term debt. Alliant Energy’s common equity ratio as of Dec. 31, 2003, as computed under this requirement, was 46.8%.

State Regulatory Agencies — At Dec. 31, 2003, IP&L and WP&L were authorized by the appropriate state regulatory agencies to issue short-term debt of $250 million and $240 million, respectively. The $240 million borrowing authority for WP&L includes $85 million for general corporate purposes, an additional $100 million should WP&L no longer sell its utility receivables and an additional $55 million should WP&L need to repurchase its variable rate bonds.

Shelf Registrations — In 2003, Alliant Energy and Resources, in a joint filing, and IP&L filed shelf registrations. The joint filing relates to proposed offerings, from time to time, of an aggregate amount of up to $400 million of Alliant Energy’s common stock, stock purchase contracts, and stock purchase units; and Resources’ senior unsecured debt securities inclusive of the full and unconditional guarantee by Alliant Energy of Resources’ debt securities. A total of $68 million of securities remains available under the joint shelf registration. The IP&L shelf registration relates to proposed offerings, from time to time, of an aggregate of up to $150 million of preferred stock, senior unsecured debt securities and collateral trust bonds. A total of $110 million of securities remains available under the IP&L shelf registration.

Cash and Temporary Cash Investments — As of December 31, 2003, Alliant Energy and its subsidiaries had approximately $242 million of cash and temporary cash investments, of which approximately $67 million consisted of deposits in foreign bank accounts. Due to Alliant Energy electing permanent investment of earnings for federal income tax purposes for certain foreign subsidiaries, a majority of the cash held in foreign banks cannot be repatriated without material tax obligations. Alliant Energy plans to use a portion of this cash held in foreign bank accounts to invest in future capital projects in China.

Sale of Accounts Receivable — Refer to Note 4 of the “Notes to Consolidated Financial Statements” for information on Alliant Energy’s sale of accounts receivable program.

Short-term Debt — Alliant Energy and its subsidiaries are party to various credit facilities and other borrowing arrangements. In September 2003, Alliant Energy completed the syndication of three 364-day revolving credit facilities (facilities) totaling $650 million ($200 million for Alliant Energy at the parent company level, $250 million for IP&L and $200 million for WP&L), available for direct borrowing or to support commercial paper. Alliant Energy has the option to convert these facilities into one-year term loans. The facility at the parent company level is used to fund Resources and Corporate Services as well as its own needs. It is expected that Alliant Energy, IP&L and WP&L will be able to renew or replace these facilities on favorable terms when they mature in 2004. In addition to funding working capital needs, the availability of short-term financing provides the companies flexibility in the issuance of long-term securities. The level of short-term borrowing fluctuates based on seasonal corporate needs, the timing of long-term financings and capital market conditions. Information regarding commercial paper at Dec. 31, 2003 and during 2003 was as follows (dollars in millions):

	Alliant	Parent
	Energy	Company	IP&L	WP&L

Commercial paper:
Amount outstanding at Dec. 31, 2003	$107.5	$--	$107.5	$--
Weighted average maturity at Dec. 31, 2003	13 days	N/A	13 days	N/A
Discount rates at Dec. 31, 2003	1.20-1.22%	N/A	1.20-1.22%	N/A
Available capacity at Dec. 31, 2003	$542.5	$200.0	$142.5	$200.0
Average daily amount outstanding during 2003	$187.7	$97.4	$60.5	$29.8
Maximum daily amount outstanding during 2003	$346.5	$215.0	$190.0	$84.5

Alliant Energy’s, IP&L’s and WP&L’s credit facility agreements contain various covenants, including the following:

	Covenant	Status at
Covenant Description (*)	Requirement	Dec. 31, 2003

Alliant Energy:
Consolidated debt-to-capital ratio	Less than 65%	48.7%
Consolidated net worth	At least $1.4 billion	$2.4 billion
EBITDA interest coverage ratio	At least 2.5x	3.6x
IP&L debt-to-capital ratio	Less than 58%	47.3%
WP&L debt-to-capital ratio	Less than 58%	29.9%
(*)	In compliance with the agreements, results of discontinued operations have been included in the covenant calculations.

The debt component of the capital ratios includes long- and short-term debt (excluding non-recourse debt and trade payables), capital lease obligations, letters of credit and guarantees of the foregoing and unfunded vested benefits under qualified pension plans. The equity component excludes accumulated other comprehensive income (loss). The EBITDA component of the interest coverage ratio is calculated by adding back depreciation and amortization expense to operating income.

Alliant Energy’s credit facility contains a cross default provision providing it is a default under the credit facility if the majority-owned subsidiaries of Alliant Energy default on debt totaling $25 million or more. A default by a minority-owned affiliate would not create a cross default. A default by Alliant Energy or Resources would not be a cross default for WP&L or IP&L, nor would a default by either of the utilities create a cross default for the other utility.

Alliant Energy’s, IP&L’s and WP&L’s credit facilities contain negative pledge provisions, which generally prohibit placing liens on any of the property of Alliant Energy or its subsidiaries with certain exceptions, including among others, for the issuance of secured debt under first mortgage bond indentures by IP&L and WP&L, non-recourse project financing, purchase money liens, and liens on the ownership interests in or assets of foreign subsidiaries to secure not more than $200 million aggregate principal amount of foreign debt.

Alliant Energy’s, IP&L’s and WP&L’s credit facilities contain material adverse change (MAC) clauses. Before each extension of credit (each borrowing under the facilities), each borrower must represent and warrant that no MAC has occurred since December 31, 2002. A MAC is defined as a change that would create: (1) a MAC in, or a material adverse effect upon, the operations, business, properties, liabilities (actual or contingent), condition (financial or otherwise) or prospects of the borrower or the borrower and its subsidiaries taken as a whole; (2) a material impairment of the ability of the borrower to perform its obligations under a credit facility agreement to which it is a party; or (3) a MAC upon the legality, validity, binding effect or enforceability against the borrower of any credit agreement to which it is a party.

Alliant Energy’s, IP&L’s and WP&L’s credit facilities contain provisions that require, during the term of the facilities, any proceeds from asset sales, with certain exclusions, in excess of 5% of their respective consolidated assets in any 12-month period be used to reduce commitments under their respective facilities. Exclusions include, among others, certain inter-company sales, certain sale and lease-back transactions and the WPC IPO.

Long-term Debt — In September 2003, IP&L issued $100 million of 5.875% unsecured senior debentures due 2018 and used the majority of the net proceeds to redeem $27.5 million of its 7.25% first mortgage bonds, $20 million of its 8.625% first mortgage bonds and $50 million of its 7.875% subordinated deferrable interest debentures. In October 2003, IP&L completed a $100 million issuance of 6.45% unsecured senior debentures due 2033 and used the majority of the net proceeds to redeem $94.0 million of its 7.625% first mortgage bonds.

In the fourth quarter of 2003, a portion of the proceeds from the WPC IPO were used to retire approximately $96 million of long-term debt, consisting of $24 million of Alliant Energy’s 8.59% senior notes (at parent company), $17.5 million of Resources’ 7% senior notes, $39 million of Resources’ 7.375% senior notes and $15 million of Resources’ 9.75% senior notes. Premiums of approximately $0.10 per share were incurred in the fourth quarter of 2003 related to these long-term debt repurchases. Alliant Energy estimates it will incur $0.04 to $0.08 per share of debt repayment premiums in 2004 related to additional long-term debt repurchases by Resources. Refer to “Strategic Overview — November 2002 Plan” for additional discussion of Alliant Energy’s debt reduction and other strategic actions to strengthen its financial profile.

In September 2003, WP&L retired $70 million of its 8.6% first mortgage bonds due 2027 largely from proceeds of a capital contribution from Alliant Energy.

Refer to “Contractual Obligations” for the timing of Alliant Energy’s long-term debt maturities. Depending upon market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities. Refer to Note 8 of the “Notes to Consolidated Financial Statements” for additional information on short- and long-term debt.

Preferred Stock — In September 2003, IP&L issued 1.6 million shares of 7.10% cumulative preferred stock at a price to the public of $25.00 per share in a public offering and received proceeds of approximately $38.7 million, which were used to reduce short-term debt.

Common Equity — Refer to “Strategic Overview — November 2002 Plan” for discussion of a common equity offering completed by Alliant Energy in July 2003. Subject to market and other conditions, Alliant Energy intends to sell additional equity in 2004. These equity sales may involve traditional underwritten offerings, continuous equity offerings or other transactions. The purpose of these equity sales would be to fund, among other things, the recently announced domestic generation build-out program. In addition to such common equity offerings, Alliant Energy also issues new common shares through its Shareowner Direct (dividend reinvestment and stock purchase plan) and 401(k) Savings Plans and generally uses the proceeds from these issuances to assist in funding construction and acquisition expenditures and for general corporate purposes.

Credit Ratings and Balance Sheet — Access to the capital and credit markets, and costs of obtaining external financing, are dependent on creditworthiness. Alliant Energy is committed to taking the necessary steps required to maintain investment-grade credit ratings and a strong balance sheet. Refer to “Strategic Overview — November 2002 Plan” for a discussion of specific actions taken in this regard. Although Alliant Energy believes the actions taken in 2003 to strengthen its balance sheet will enable it to maintain investment-grade credit ratings, no assurance can be given that it will be able to maintain its existing credit ratings. If Alliant Energy’s credit ratings are downgraded in the future, then Alliant Energy’s borrowing costs may increase and its access to capital markets may be limited.  If access to capital markets becomes significantly constrained, then Alliant Energy’s results of operations and financial condition could be materially adversely affected. Alliant Energy’s current credit ratings and outlook that were affirmed in January 2004 by both Standard & Poor’s and Moody’s are as follows (long-term debt ratings only apply to senior debt):

		Standard & Poor's	Moody's

IP&L	Secured long-term debt	A-	A3
	Unsecured long-term debt	BBB	Baa1
	Commercial paper	A-2	P-2
	Corporate/issuer	BBB+	Baa1
WP&L	Secured long-term debt	A	A1
	Unsecured long-term debt	BBB+	A2
	Commercial paper	A-2	P-1
	Corporate/issuer	A-	A2
Resources (a)	Unsecured long-term debt	BBB	Baa3
	Commercial paper	Not rated	P-3
	Corporate/issuer	BBB+	Not rated
Alliant Energy	Unsecured long-term debt	BBB	Not rated
	Commercial paper	A-2	P-3
	Corporate/issuer	BBB+	Not rated
All Entities	Outlook	Negative	Stable
(a)	Resources' debt is fully and unconditionally guaranteed by Alliant Energy.

Ratings Triggers — The long-term debt of Alliant Energy and its subsidiaries is not subject to any repayment requirements as a result of explicit credit rating downgrades or so-called “ratings triggers.” Pre-existing ratings triggers in certain lease agreements were eliminated during 2003. However, Alliant Energy and its subsidiaries are parties to various agreements, including purchased-power agreements, fuel contracts, accounts receivable sale contracts and corporate guarantees that are dependent on maintaining investment-grade credit ratings.  In the event of a downgrade below investment-grade, Alliant Energy or its subsidiaries may need to provide credit support, such as letters of credit or cash collateral equal to the amount of the exposure, or may need to unwind the contract or pay the underlying obligation. Both IP&L and WP&L are party to accounts receivable sale agreements that provide that any respective utility downgraded below investment-grade becomes ineligible to sell receivables under the program. In the event of downgrades below investment-grade, management believes the credit facilities at Alliant Energy, IP&L and WP&L provide sufficient liquidity to cover counterparty credit support or collateral requirements under the various purchased-power, fuel and receivables sales agreements.

Off-Balance Sheet Arrangements — Alliant Energy utilizes off-balance sheet synthetic operating leases to finance its corporate headquarters, corporate aircraft, certain utility railcars and a utility radio dispatch system. Synthetic leases provide favorable financing rates to Alliant Energy while allowing it to maintain operating control of its leased assets. Refer to Note 3 of the “Notes to Consolidated Financial Statements” for future minimum lease payments under, and residual value guarantees by Alliant Energy, of these synthetic leases. Alliant Energy’s credit facility agreements prohibit it from entering into any additional synthetic leases. Alliant Energy uses special purpose entities for its limited recourse utility sale of accounts receivable program whereby IP&L and WP&L use proceeds from the sale of the accounts receivable and unbilled revenues to maintain flexibility in their capital structures, take advantage of favorable short-term interest rates and finance a portion of their long-term cash needs. The sale of accounts receivables generates a significant amount of short-term financing for IP&L and WP&L. Refer to Note 4 of the “Notes to Consolidated Financial Statements” for aggregate proceeds from the sale of accounts receivable. While Alliant Energy does not have any reason to believe this program would be discontinued, if this financing alternative were not available, IP&L and WP&L anticipate they would have enough short-term borrowing capacity to compensate. Refer to “Ratings Triggers” for the impact of certain credit rating downgrades on IP&L and WP&L related to the accounts receivable sales program. Alliant Energy has reviewed these entities during its implementation of FIN 46, for those entities that are considered to be special-purpose entities, and determined that consolidation of these entities is not required. Alliant Energy continues to evaluate non-special purpose entities that may require consolidation as of March 31, 2004.

Sales of Non-strategic Assets — Alliant Energy is currently pursuing the sales in 2004 of its interest in its Kewaunee facility, its remaining interest of 1.1 million shares in WPC and its water utilities serving the Ripon and South Beloit areas. Alliant Energy also continues to divest other less material assets and will continue reviewing other ways to narrow its strategic focus and business platforms. The proceeds realized from these asset sales are expected to be available for debt reduction and other general corporate purposes.

Credit Risk — Alliant Energy’s subsidiaries have limited credit exposure from electric and natural gas sales and non-performance of contractual obligations by its counterparties. Alliant Energy maintains credit risk oversight and sets limits and policies with regards to its counterparties, which management believes minimizes its overall credit risk exposure. However, there is no assurance that such policies will protect Alliant Energy against all losses from non-performance by counterparties.

Construction and Acquisition Expenditures — Capital expenditures, investments and financing plans are continually reviewed, approved and updated as part of Alliant Energy’s ongoing strategic planning and budgeting processes. In addition, material capital expenditures and investments are subject to a rigorous cross-functional review prior to approval. Changes in Alliant Energy’s anticipated construction and acquisition expenditures may result from a number of reasons including economic conditions, regulatory requirements, ability to obtain adequate and timely rate relief, the level of Alliant Energy’s profitability, Alliant Energy’s desire to maintain investment-grade credit ratings and reasonable capitalization ratios, variations in sales, changing market conditions and new opportunities. Alliant Energy believes its capital control processes adequately reduce the risks associated with large capital expenditures and investments. Alliant Energy currently anticipates construction and acquisition expenditures during 2004 and 2005 as follows (in millions):

	2004	2005

Domestic utility business:
IP&L utility infrastructure and reliability investments	$252	$262
IP&L Power Iowa (Emery)	80	--
WP&L utility infrastructure and reliability investments	228	248
Non-regulated Generation in support of domestic
utility generation plan (Sheboygan Falls project)	50	30
China (anticipated to be funded with internally generated cash or non-recourse financings)	50	35
Other non-regulated (primarily synthetic fuel/energy services)	40	35

	$700	$610

Alliant Energy has not yet entered into contractual commitments relating to the majority of its anticipated capital expenditures. As a result, Alliant Energy does have discretion with regard to the level of capital expenditures eventually incurred and it closely monitors and updates such estimates on an ongoing basis based on numerous economic and other factors. Refer to “Strategic Overview — Updated Strategic Plan” for a further discussion of Alliant Energy’s domestic generation plan.

Contractual Obligations — Alliant Energy’s long-term contractual cash obligations as of Dec. 31, 2003 were as follows (in millions):

	2004	2005	2006	2007	2008	Thereafter	Total

Long-term debt (Note 8(b))	$69	$102	$69	$199	$196	$1,985	$2,620
Capital leases (Note 3)	17	14	40	6	5	1	83
Operating leases (Note 3)	82	103	106	132	77	326	826
Purchase obligations:
Purchased-power and fuel commitments (Note 11(b))	242	147	118	76	39	164	786
Other (Note 11(b))	26	--	--	--	--	--	26

	$436	$366	$333	$413	$317	$2,476	$4,341

IP&L’s long-term contractual cash obligations as of Dec. 31, 2003 were as follows (in millions):

	2004	2005	2006	2007	2008	Thereafter	Total

Long-term debt (Note 8(b))	$--	$3	$60	$80	$52	$645	$840
Capital leases (Note 3)	17	13	40	6	5	1	82
Operating leases (Note 3)	9	12	6	5	5	39	76
Purchase obligations:
Purchased-power and fuel commitments (Note 11(b))	83	54	49	32	7	33	258
Other (Note 11(b))	8	--	--	--	--	--	8

	$117	$82	$155	$123	$69	$718	$1,264

WP&L’s long-term contractual cash obligations as of Dec. 31, 2003 were as follows (in millions):

	2004	2005	2006	2007	2008	Thereafter	Total

Long-term debt (Note 8(b))	$62	$88	$--	$105	$60	$139	$454
Operating leases (Note 3)	63	79	80	80	68	259	629
Purchase obligations:
Purchased-power and fuel commitments (Note 11(b))	67	31	30	28	21	76	253
Other (Note 11(b))	6	--	--	--	--	--	6

	$198	$198	$110	$213	$149	$474	$1,342

At Dec. 31, 2003, long-term debt and capital lease obligations as noted in the previous tables were included on the respective Consolidated Balance Sheets. The long-term debt amounts exclude reductions related to unamortized debt discounts. Purchased-power and fuel commitments represent normal business contracts used to ensure adequate purchased-power, coal and natural gas supplies and to minimize exposure to market price fluctuations. Other purchase obligations represent individual commitments incurred during the normal course of business which exceeded $1 million at Dec. 31, 2003. Alliant Energy has entered into various coal and purchased-power commitments that have not yet been directly assigned to IP&L and WP&L. Such commitments are included in the Alliant Energy purchase obligations but are not included in the IP&L or WP&L purchase obligations. In connection with their construction and acquisition programs, Alliant Energy, IP&L and WP&L also enter into commitments related to such programs on an ongoing basis; these amounts are not reflected in the previous tables. Refer to “Construction and Acquisition Expenditures” for additional information. In addition, at Dec. 31, 2003, there were various other long-term liabilities and deferred credits included on the respective Consolidated Balance Sheets that, due to the nature of the liabilities, the timing of payments cannot be estimated and are therefore excluded from the tables. Refer to Note 6(a) of the “Notes to Consolidated Financial Statements” for anticipated 2004 pension and other postretirement benefit funding amounts, which are not included in the previous tables.

Environmental — Alliant Energy’s pollution abatement programs are subject to continuing review and are periodically revised due to changes in environmental regulations, construction plans and escalation of construction costs. Alliant Energy continually evaluates the impact of potential future international, federal, state and local environmental rulemakings on its operations. While the final outcome of these rule makings cannot be predicted, Alliant Energy believes that required capital investments and/or modifications resulting from them could be significant, but expects that prudent expenses incurred by IP&L and WP&L likely would be recovered in rates from its customers. The environmental rulemaking process continually evolves and the following are major emerging issues that could potentially have a significant impact on Alliant Energy’s operations.

Air Quality — With regard to current environmental rules, Alliant Energy’s Edgewater facility spent $21 million from 1999 to 2003 to improve its combustion performance. This facility now meets the 2008 Wisconsin DNR NOx compliance goal.

WP&L also has responded to multiple data requests from the EPA, related to the historical operation and associated air permitting for certain major Wisconsin coal-fired generating units. Similar requests have been precursor to penalties and capital expenditures requiring installation of air pollution controls at other utilities. However, WP&L has received no response in this regard from the EPA related to information submitted.

The 1990 CAA Amendments mandate preservation of air quality through existing regulations and periodic reviews to ensure adequacy of these provisions based on scientific data. In 1997, the EPA revised National Ambient Air Quality Standards (NAAQS) for ozone and fine particulate matter. In December 2003, the EPA proposed an Interstate Air Quality Rule related to transport of these emissions that would require significant upgrades to power plants. This rule would reduce the current level of nationwide sulfur dioxide emissions approximately 40% by 2010 and 70% by 2015, and NOx emission levels 50% by 2015. Additional reduction requirements may also be imposed at the state level for those areas that are in non-attainment with NAAQS.

In 2000, the EPA determined that regulation of hazardous air pollutant emissions from coal-fired and oil-fired electric utility steam generating units was necessary. Under an existing settlement agreement, Maximum Achievable Control Technology requirements or alternative regulations must be implemented by Dec. 15, 2004. Accordingly, the EPA has published rules for comment requiring control of mercury from coal-fired and nickel from oil-fired generating units. The impact of these regulations on IP&L’s and WP&L’s generating facilities is subject to the control level mandated in the final rules. In 2001, the Wisconsin DNR also independently developed proposed mercury emission control rules that could require reductions from Wisconsin generating facilities of 40% by 2010 and 80% by 2015. These rules have been sent back to the Wisconsin DNR for revision by the Wisconsin legislature due to the pending federal mercury regulations.

In December 2003, the State Environmental Protection Agency of China issued a regulation requiring thermal power plants to lower emissions to meet new limits for particulate, sulfur and nitrous oxide from coal- and oil-fired boilers. Facilities are required to meet the first phase of this emission standard by 2005 and the second phase by 2010. Alliant Energy is currently reviewing the impact of this new regulation on its China business.

Alliant Energy is also currently monitoring various other potential international, federal, state and local environmental rulemakings and activities, including, but not limited to: litigation of federal New Source Review Reforms; Regional Haze evaluations for Best Available Retrofit Technology; and several other legislative and regulatory proposals regarding the control of emissions of air pollutants and greenhouse gases from a variety of sources, including generating facilities.

Water Quality — In 2002, the EPA published a proposed regulation under the Clean Water Act referred to as “316(b)” that is anticipated to be finalized in 2004. This rule would require existing large power plants with cooling water intake structures to ensure that the location, design, construction, and capacity of cooling water intake structures reflect the best technology available for minimizing adverse environmental impacts to fish and other aquatic life. Alliant Energy is also currently evaluating proposed revisions to the Wisconsin Administrative Code concerning the amount of heat that WP&L’s generating stations can discharge into Wisconsin waters.

Land and Solid Waste — Alliant Energy is monitoring possible significant land and solid waste regulatory changes. This includes a potential EPA regulation for management of coal combustion product in landfills and surface impoundments that could require installation of monitoring wells at some facilities and an ongoing expanded groundwater monitoring program. Compliance with the polychlorinated biphenols (PCB) Fix-it Rule/Persistent Organic Pollutants Treaty could possibly require replacement of all electrical equipment containing PCB insulating fluid which is a substance known to be harmful to human health. The Wisconsin Department of Commerce is proposing new rules related to flammable, combustible and hazardous liquids stored in above-ground storage tanks in which the main financial impact would be from a secondary containment requirement for all hazardous materials tanks and for hazardous material unloading areas. In addition, in December 2003, at the request of the Wisconsin DNR, WP&L submitted a written plan for facility closure of the Rock River Generating Station landfill and clean-up of the support ponds and all areas where coal combustion waste is present.

Refer to Note 11(e) of the “Notes to Consolidated Financial Statements” and “Business” for further discussion of environmental matters.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions — Alliant Energy’s primary market risk exposures are associated with interest rates, commodity prices, equity prices and currency exchange rates. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures.

Interest Rate Risk — Alliant Energy is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt, utility customer accounts receivable sale program and variable-rate leasing agreements. Alliant Energy manages its interest rate risk by limiting its variable interest rate exposure and by continuously monitoring the effects of market changes on interest rates. Alliant Energy also periodically uses interest rate swap and interest rate forward agreements to assist in the management of its interest exposure. In the event of significant interest rate fluctuations, management would take actions to minimize the effect of such changes on Alliant Energy’s results of operations and financial condition. Assuming no change in Alliant Energy’s, IP&L’s and WP&L’s consolidated financial structure, if variable interest rates were to average 100 basis points higher (lower) in 2004 than in 2003, interest expense would increase (decrease) by approximately $5.3 million, $2.9 million and $1.2 million, respectively. These amounts were determined by considering the impact of a hypothetical 100 basis point increase (decrease) in interest rates on Alliant Energy’s, IP&L’s and WP&L’s consolidated variable-rate debt held, the amount outstanding under the utility customer accounts receivable sale program and variable-rate lease balances at Dec. 31, 2003.

Commodity Risk — Non-trading — Alliant Energy is exposed to the impact of market fluctuations in the commodity price and transportation costs of electric and natural gas products it markets. Alliant Energy employs established policies and procedures to manage its risks associated with these market fluctuations including the use of various commodity derivatives. Alliant Energy’s exposure to commodity price risks in its utility business is significantly mitigated by the current rate making structures in place for the recovery of its electric fuel and purchased energy costs as well as its cost of natural gas purchased for resale. Refer to Note 1(i) of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion.

WP&L periodically utilizes commodity derivative instruments to reduce the impact of price fluctuations on electric fuel and purchased energy costs needed to meet its power supply requirements. Under PSCW rules, WP&L can also seek rate increases if it experiences an extraordinary increase in the cost of electric fuel and purchased energy costs or if the annual costs are more than 3% higher than the estimated costs used to establish rates. Such rules were revised effective for 2003 for WP&L and significantly reduce the regulatory lag for Wisconsin utilities and customers related to the timing of changes in rates for increased or decreased fuel and purchased energy costs. Based on these revised rules, WP&L does not anticipate any significant earnings exposure related to fuel and purchased energy costs.

WP&L periodically utilizes natural gas commodity derivative instruments to reduce the impact of price fluctuations on natural gas purchased and injected into storage during the summer months and withdrawn and sold at current market prices during the winter months. The natural gas commodity swaps in place approximate the forecasted storage withdrawal plan during this period. Therefore, market price fluctuations that result in an increase or decrease in the value of the physical commodity are substantially offset by changes in the value of the natural gas commodity swaps. A 10% increase (decrease) in the price of natural gas would not have a significant impact on the combined fair market value of the natural gas in storage and related swap arrangements in place at Dec. 31, 2003. To the extent actual storage withdrawals vary from forecasted withdrawals, WP&L has physical gas price exposure.

IP&L also utilizes commodity derivative instruments to mitigate the risk of rising prices. Since the IUB allows for the prudently incurred costs associated with these instruments and the underlying supply of commodities to be recovered from ratepayers, IP&L does not have significant commodity risk exposure.

NG Energy utilizes natural gas commodity derivative instruments to reduce the impact of natural gas price fluctuations on physical natural gas sales from storage. These natural gas commodity swaps and forward sales contracts are entered into at the same time and for the same volumes that are purchased and injected into storage, thereby minimizing natural gas commodity risk exposure. Based on the volume of natural gas sales from storage at NG Energy, a 10% increase (decrease) in the price of natural gas would not have a significant impact on Alliant Energy’s results of operations or financial condition. Refer to Note 10(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information concerning the impact of SFAS 149 on NG Energy’s earnings.

Equity Price Risk — IP&L and WP&L maintain trust funds to fund their anticipated nuclear decommissioning costs. At Dec. 31, 2003 and 2002, these funds were invested primarily in domestic equity and debt instruments. Fluctuations in equity prices or interest rates do not affect Alliant Energy’s consolidated results of operations. In 2001, WP&L entered into a four-year hedge on equity assets in its nuclear decommissioning trust fund. In January 2004, WP&L liquidated all of its qualified decommissioning trust fund assets into money market funds as a result of the pending Kewaunee sale. Refer to Notes 10(c) and 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion. Refer to “Critical Accounting Policies — Accounting for Pensions and Other Postretirement Benefits” for the impact on Alliant Energy’s pension and other postretirement benefit costs of changes in the rate of returns earned by its plan assets, which include equity securities.

Currency Risk — Alliant Energy has investments in various countries where the net investments are not hedged, including Brazil, China and New Zealand. As a result, these investments are subject to currency exchange risk with fluctuations in currency exchange rates. At Dec. 31, 2003, Alliant Energy had a cumulative foreign currency translation loss, net of any tax benefits realized, of $81 million, which related to decreases in the value of the Brazil real of $92 million and increases in the value of the New Zealand dollar of $11 million in relation to the U.S. dollar. This loss is recorded in “Accumulated other comprehensive loss” on Alliant Energy’s Consolidated Balance Sheets. Based on Alliant Energy’s investments at Dec. 31, 2003, a 10% sustained increase/decrease over the next 12 months in the foreign exchange rates of Brazil, China and New Zealand would result in a corresponding increase/decrease in the cumulative foreign currency translation loss of $48 million. Alliant Energy’s equity income (loss) from its foreign investments is also impacted by fluctuations in currency exchange rates. At Dec. 31, 2003, Alliant Energy also had currency exchange risk associated with approximately $40 million of debt outstanding at one of the Brazilian operating companies. Alliant Energy recorded equity income of $2.4 million and equity losses of $6.5 million in 2003 and 2002, respectively, related to its share of the foreign currency transaction gains/losses on such debt. Based on the loan balance and currency rates at Dec. 31, 2003, a 10% change in the currency rates would result in a $2.9 million pre-tax increase/decrease in net income.

In addition, Alliant Energy has currency exchange risk associated with approximately $30 million of payables at a Canadian subsidiary within Alliant Energy’s Integrated Services business. In 2003, Alliant Energy recorded pre-tax income of $3.2 million related to the foreign currency transaction gains on such payables. In November 2003, Alliant Energy acquired an option to protect $11 million of its exposure against declines in currency rates while still retaining the opportunity to participate in the benefits of increases in currency rates. Based on the payables balance, option and currency rates at Dec. 31, 2003, a 10% increase and 10% decrease in the currency rates would result in a $3.0 million pre-tax increase and $2.2 million pre-tax decrease in income, respectively.

Refer to Notes 1(l) and 10 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of Alliant Energy’s derivative financial instruments.

Accounting Pronouncements — In January 2003, the FASB issued FIN 46 which addresses consolidation by business enterprises of variable interest entities. FIN 46 requires consolidation where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. Alliant Energy adopted FIN 46, related to those entities that are considered to be special-purpose entities, on Dec. 31, 2003 with no material impact on its financial condition or results of operations. Alliant Energy continues to evaluate tolling arrangements, renewable energy entities and any other non-special purpose entities, to determine if they require consolidation under the revised FIN 46 guidance issued by the FASB in December 2003. Alliant Energy will apply the provisions of the revised guidance as of March 31, 2004.

Alliant Energy adopted SFAS 143 on Jan. 1, 2003, which provides accounting and disclosure requirements for retirement obligations associated with long-lived assets (AROs). Refer to Note 18 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information.

Alliant Energy adopted SFAS 149 for contracts entered into or modified after June 30, 2003, except for certain implementation issues and certain provisions of forward purchase and sale contracts and for hedging relationships designated after June 30, 2003. Refer to Note 10(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which requires an issuer to classify outstanding free-standing financial instruments within its scope as a liability on its balance sheet even though the instruments have characteristics of equity. Alliant Energy adopted SFAS 150 on July 1, 2003 with no material impact on its financial condition or results of operations. Alliant Energy continues to evaluate the implications of FSP No. FAS 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” issued in November 2003, which defers the effective date for applying the provisions of SFAS 150 for certain mandatorily redeemable non-controlling interests.

In December 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans, that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted by FSP No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” Alliant Energy has elected to defer reflecting the effect of the Act on postretirement net periodic benefit cost and the accumulated postretirement benefit obligation in the Consolidated Financial Statements, since specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require Alliant Energy to change previously reported information. Alliant Energy is currently evaluating the effect of the Act on its other postretirement benefits expense.

Alliant Energy does not expect the various other new accounting pronouncements not mentioned above that were effective in 2003 to have a material impact on its results of operations or financial condition.

Critical Accounting Policies — Based on historical experience and various other factors, Alliant Energy believes the policies identified below are critical to its business and the understanding of its results of operations as they require critical estimates be made based on the assumptions and judgment of management. The preparation of consolidated financial statements requires management to make various estimates and assumptions that affect revenues, expenses, assets, liabilities and the disclosure of contingencies. The results of these estimates and judgments form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and judgments. Alliant Energy’s management has discussed these critical accounting policies with the Audit Committee of its Board of Directors. Refer to Note 1 of Alliant Energy’s “Notes to Consolidated Financial Statements” for a discussion of Alliant Energy’s accounting policies and the estimates and assumptions used in the preparation of the consolidated financial statements.

Regulatory Assets and Liabilities — Alliant Energy’s domestic utility business is regulated by various federal and state regulatory agencies. As a result, it qualifies for the application of SFAS 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS 71 recognizes that the actions of a regulator can provide reasonable assurance of the existence of an asset or liability. Regulatory assets or liabilities arise as a result of a difference between GAAP and the accounting principles imposed by the regulatory agencies. Regulatory assets generally represent incurred costs that have been deferred as they are probable of recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for various reasons.

Alliant Energy’s utility subsidiaries recognize regulatory assets and liabilities in accordance with the rulings of their federal and state regulators and future regulatory rulings may impact the carrying value and accounting treatment of Alliant Energy’s regulatory assets and liabilities. Alliant Energy periodically assesses whether the regulatory assets are probable of future recovery by considering factors such as regulatory environment changes, recent rate orders issued by the applicable regulatory agencies and the status of any pending or potential deregulation legislation. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate of return on invested capital and the timing and amount of assets to be recovered by rates. A change in these assumptions may result in a material impact on Alliant Energy’s results of operations. Refer to Note 1(c) of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion.

Asset Valuations —
Long-Lived Assets — Alliant Energy’s Consolidated Balance Sheets include significant long-lived assets, which are not subject to recovery under SFAS 71. As a result, Alliant Energy must generate future cash flows from such assets in a non-regulated environment to ensure the carrying value is not impaired. Some of these assets are the result of capital investments which have been made in recent years and have not yet reached a mature life cycle. Alliant Energy assesses the carrying amount and potential impairment of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors Alliant Energy considers in determining if an impairment review is necessary include a significant underperformance of the assets relative to historical or projected future operating results, a significant change in Alliant Energy’s use of the acquired assets or business strategy related to such assets, and significant negative industry or economic trends. When Alliant Energy determines an impairment review is necessary, a comparison is made between the expected undiscounted future cash flows and the carrying amount of the asset. If the carrying amount of the asset is the larger of the two balances, an impairment loss is recognized equal to the amount the carrying amount of the asset exceeds the fair value of the asset. The fair value is determined by the use of quoted market prices, appraisals, or the use of valuation techniques such as expected discounted future cash flows. Alliant Energy must make assumptions regarding these estimated future cash flows and other factors to determine the fair value of the respective assets.

At Dec. 31, 2003, Resources’ Non-regulated Generation business owned $96 million of generation equipment consisting of two gas turbines and one steam turbine. Alliant Energy plans to deploy the two gas turbines ($75 million) in a 300 MW natural gas-fired power plant outside Sheboygan Falls, Wisconsin and continues to review for potential generation projects to utilize the steam turbine ($21 million). As a result, Alliant Energy has assessed the recoverability of the $96 million equipment cost compared to the future anticipated cash flows from these generation projects. The future anticipated cash flows are a significant estimate. Alliant Energy has no current intentions to sell any of this equipment. If a decision was made to sell such equipment, the recoverability of the equipment cost would be assessed by comparing the future anticipated sales proceeds to the carrying value of the equipment.

Investments — Alliant Energy’s Consolidated Balance Sheets include investments in several available-for-sale securities accounted for in accordance with SFAS 115. Alliant Energy monitors any unrealized losses from such investments to determine if the loss is considered to be a temporary or permanent decline. The determination as to whether the investment is temporarily versus permanently impaired requires considerable judgment. When the investment is considered permanently impaired, the previously recorded unrealized loss would be recorded directly to the income statement as a realized loss. In 2002, Alliant Energy incurred pre-tax valuation charges under the provisions of SFAS 115 of $27 million and $10 million related to its McLeod and Energy Technologies investments, respectively. Alliant Energy’s Consolidated Balance Sheets also contain various other investments that are evaluated for recoverability when indicators of impairment may exist. Refer to Note 9 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further information related to Alliant Energy’s investments accounted for in accordance with SFAS 115.

Resources holds a non-controlling interest in five Brazilian electric utility companies accounted for under the equity method of accounting. The recoverability of these equity method investments is assessed by comparing the future anticipated local currency cash flows from these investments and the local currency carrying value of these investments. The future anticipated cash flows currently include anticipated periodic distributions that, when aggregated, exceed the carrying value of these investments. The future anticipated cash flows represent a significant estimate. The $283 million carrying value of Alliant Energy’s Brazil investments has been reduced by $162 million of pre-tax cumulative foreign currency translation losses. The net of tax balance of $92 million has been recorded in “Accumulated other comprehensive loss” on Alliant Energy’s Consolidated Balance Sheet at Dec. 31, 2003. Cumulative foreign currency translation losses are reflected in Alliant Energy’s results of operations only if the related investment is sold or substantially liquidated. If Alliant Energy would decide to exit these Brazil investments in the future, the recoverability of these equity method investments would be assessed by comparing the future anticipated sales proceeds to the carrying value.

Resources’ investment in Mexico consists primarily of a loan receivable (including accrued interest income) from a Mexican development company aggregating approximately $79 million at Dec. 31, 2003. The proceeds from the loan have been used by the Mexican development company to complete substantially all of the construction and development of the infrastructure of a master planned resort community. The loan accrues interest at 8.75% and is secured by a first lien on the land parcels to be developed for the master planned community. Repayment of the loan principal and interest will be based on a portion of the proceeds from the sales, performed by the Mexican development company, of real estate lots in the master planned community and therefore is dependent on the successful development of the project and sale of real estate. The recoverability of this loan receivable is currently assessed by comparing the fair value of the land used to secure the loan and the carrying value of the loan including accrued interest. An updated, independent appraisal completed in the fourth quarter of 2003 indicated that the fair value of the collateral, which is a significant estimate, exceeded the carrying value of the loan and accrued interest at Dec. 31, 2003, by a modest amount. Notwithstanding the developers’ expectations regarding the development of the project and the impending lot sales, Alliant Energy has expressed concerns with the developers regarding the pace of the project and its marketing efforts. Alliant Energy is providing options to the developers to hasten the marketing and sales of the lots of the master planned community and to ensure faster recovery of its secured loan. If the development of the project and related real estate sales are not successfully executed, it is possible that Alliant Energy could incur material asset valuation charges and/or be required to discontinue recording interest income on the loan in the future. Refer to Note 9 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information concerning Alliant Energy’s investments in Brazil and Mexico.

Goodwill — In accordance with SFAS 142, Alliant Energy is required to evaluate its goodwill for impairment at least annually and more frequently when indicators of impairment may exist. At Dec. 31, 2003, Alliant Energy had $56 million of net goodwill (including $41 million and $10 million within its Cogenex and China reporting units, respectively) on its Consolidated Balance Sheet. If the fair value of a reporting unit is less than its carrying value, including goodwill, a goodwill impairment charge may be necessary. Alliant Energy estimates the fair value of its reporting units utilizing a combination of market value indicators and the expected discounted future cash flows. This process requires the use of significant management estimates and judgments regarding cash flow assumptions from future sales, operating costs and discount rates over an indefinite life. Alliant Energy’s cash flow assumptions are derived using a combination of historical trends, internal budgets, strategic plans and other market information. Each reporting unit is evaluated separately based on the nature of its operations and therefore the assumptions vary by reporting unit relative to its applicable circumstances. To determine its discount rates, Alliant Energy utilizes the capital asset pricing model which is based upon market comparables adjusted for company-specific risk. In the event market comparables are not available, Alliant Energy utilizes expected industry returns based upon published information. Refer to Note 14 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion.

Derivative Financial Instruments — Alliant Energy uses derivative financial instruments to hedge exposures to fluctuations in interest rates, certain commodity prices, certain currency rates, volatility in a portion of natural gas sales volumes due to weather and to mitigate the equity price volatility associated with certain investments in equity securities. Alliant Energy does not use such instruments for speculative purposes. To account for these derivative instruments in accordance with the applicable accounting rules, Alliant Energy must determine the fair value of its derivatives. In accordance with SFAS 133, the fair value of all derivative instruments are recognized as either assets or liabilities in the balance sheet with the changes in their value recognized in earnings for the non-regulated businesses, unless specific hedge accounting criteria are met. For IP&L and WP&L, changes in the derivatives fair values are generally recorded as regulatory assets or liabilities. If an established, quoted market exists for the underlying commodity of the derivative instrument, Alliant Energy uses the quoted market price to value the derivative instrument. For other derivatives, Alliant Energy estimates the value based upon other quoted prices or acceptable valuation methods. Alliant Energy also reviews the nature of its contracts for the purchase and sale of non-financial assets to assess whether the contracts meet the definition of a derivative and the requirements to follow hedge accounting as allowed by the applicable accounting rules. The determination of derivative status and valuations involves considerable judgment.

SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. Although SFAS 149 is expected to result in more energy contracts in Alliant Energy’s domestic utility business qualifying as derivatives, changes in the fair value of these derivatives are generally reported as changes in regulatory assets and liabilities rather than being reported currently in earnings, based on the regulatory treatment. SFAS 149 will likely result in more earnings volatility at NG Energy given the majority of its derivatives may not qualify for hedge accounting. Additionally, Alliant Energy has some commodity purchase and sales contracts that have been designated, and qualify for, the normal purchase and sale exception. Based on this designation, these contracts are not accounted for as derivative instruments.

A number of Alliant Energy’s derivative transactions are in its domestic utility business and are based on the fuel and natural gas cost recovery mechanisms in place, as well as other specific regulatory authorizations. As a result, changes in fair market values of such derivatives generally have no impact on Alliant Energy’s results of operations. Alliant Energy does have an embedded derivative within its exchangeable senior notes that is impacted by the value of McLeod stock. Changes in the fair value of this derivative impact Alliant Energy’s results of operations and the changes did have a material impact on Alliant Energy’s 2001 results of operations. However, given a significant decline in the value of the McLeod stock, Alliant Energy does not expect changes in the fair value of this derivative to have a material impact on Alliant Energy’s results of operations in the foreseeable future. Refer to Notes 10(d) and 10(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for a further discussion of the impacts of EITF Issue 02-3 and SFAS 149, respectively, on the derivatives entered into by NG Energy.

Unbilled Revenues — Unbilled revenues are primarily associated with Alliant Energy’s utility operations. Energy sales to individual customers are based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding estimated unbilled revenue is recorded. The unbilled revenue estimate is based on daily system demand volumes, estimated customer usage by class, weather impacts, line losses and the most recent customer rates. Such process involves the use of various estimates, thus significant changes in the estimates could have a material impact on Alliant Energy’s results of operations.

Accounting for Pensions and Other Postretirement Benefits — Alliant Energy accounts for pensions and other postretirement benefits under SFAS 87, “Employers’ Accounting for Pensions” and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively. Under these rules, certain assumptions are made which represent significant estimates. There are many factors involved in determining an entity’s pension and other postretirement liabilities and costs each period including assumptions regarding employee demographics (including age, life expectancies, and compensation levels), discount rates, assumed rate of returns and funding. Changes made to the plan provisions may also impact current and future pension and other postretirement costs. Alliant Energy’s assumptions are supported by historical data and reasonable projections and are reviewed annually with an outside actuary firm and an investment consulting firm. As of Dec. 31, 2003, Alliant Energy was using a 6% discount rate to calculate benefit obligations and a 9% annual rate of return on investments. In selecting an assumed discount rate, Alliant Energy reviews various corporate Aa bond indices. The 9% annual rate of return is consistent with Alliant Energy’s historical returns and is based on projected long-term equity and bond returns, maturities and asset allocations. A 100 basis point change in the discount rate would result in approximate changes of $102 million and $23 million in Alliant Energy’s pension and other postretirement benefit obligations and $7 million and $2 million in expense, respectively. A 100 basis point change in the rate of return would result in an approximate change of $5 million and $1 million in pension and other postretirement benefit expense, respectively. Refer to Note 6(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of the impact of a change in the medical trend rates.

Income Taxes — Alliant Energy accounts for income taxes under SFAS 109, “Accounting for Income Taxes.” Under these rules, certain assumptions are made which represent significant estimates. There are many factors involved in determining an entity’s income tax assets, liabilities, benefits and expense each period. These factors include assumptions regarding Alliant Energy’s future taxable income and its ability to utilize tax credits and loss carryovers as well as the impacts from the completion of audits of the tax treatment of certain transactions. Alliant Energy’s assumptions are supported by historical data and reasonable projections and are reviewed quarterly by management. Significant changes in these assumptions could have a material impact on Alliant Energy’s financial condition and results of operations. Refer to Note 5 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion.

Other Future Considerations — In addition to items discussed earlier in MD&A, the following items could impact Alliant Energy’s future financial condition or results of operations:

Exchangeable Senior Notes — At Dec. 31, 2003, the carrying amount of the debt component of Resources’ exchangeable senior notes was $37.9 million, consisting of the par value of $402.5 million, less unamortized debt discount of $364.6 million. The terms of the exchangeable senior notes required Resources to pay interest on the par value of the notes at 7.25% from February 2000 to February 2003, and at 2.5% thereafter until maturity in February 2030. As explained in Note 10(a) of Alliant Energy’s “Notes to Consolidated Financial Statements,” Resources accounted for the net proceeds from the issuance of the notes as two separate components, a debt component and an embedded derivative component. In accordance with SFAS 133, Alliant Energy determined the initial carrying value of the debt component by subtracting the fair value of the derivative component from the net proceeds realized from the issuance of the exchangeable senior notes. This resulted in a very low initial carrying amount of the debt component which results in the recording of interest expense at an effective rate of 26.8% of the carrying amount of the debt component. For 2003, interest expense on the notes was $10.2 million. Interest payments in excess of interest expense are recorded as a reduction of the carrying amount of the debt component. As a result of the higher interest payments for the first three years, the carrying amount of the debt component declined until it reached $37.8 million in February 2003, and then gradually increases over the next 27 years to the ultimate repayment amount of $402.5 million in 2030. Interest expense on the debt component of the notes will be $10.2 million in 2004, 2005 and 2006.

The interest deductions Alliant Energy has taken on its federal tax returns related to Resources’ exchangeable notes are currently under audit by the IRS.  Alliant Energy believes these interest deductions comply with the Internal Revenue Code, however, if Alliant Energy receives an adverse ruling related to these interest deductions it could have a material impact on its results of operations.

Brazil — In the fourth quarter of 2003, the Brazilian electric utility companies Alliant Energy holds unconsolidated investments in completed the restructuring of approximately $245 million, as converted from local currency to U.S. dollars, of short- and long-term debt into new long-term debentures and commercial loans. The Brazilian electric utility companies have also arranged for the restructuring of the approximately $40 million loan for the joint venture gas-fired generating facility (Juiz de Fora) in which Alliant Energy holds a 50% direct ownership interest. Alliant Energy does not expect these debt restructurings will have a material impact on its 2004 earnings as the primary changes relate to extending the debt repayment dates. However, interest rates in general have been declining in Brazil, which would have a favorable impact on the comparison of Alliant Energy’s 2004 and 2003 earnings, should the average 2004 rates remain lower than the average 2003 rates.

To complete earlier plans, the Juiz de Fora facility is scheduled for a 20-MW expansion from a single cycle to a combined cycle facility at an estimated cost of $24 million. If the Juiz de Fora combined cycle construction is not completed as anticipated, the future performance obligations of this generation asset might be significantly adversely affected. In such an event, Alliant Energy is not required to invest any additional capital in Brazil, however, it could lead to material asset valuation charges with respect to Alliant Energy’s investment in the Juiz de Fora facility.

Alliant Energy continues to closely monitor the financial performance of its Brazilian investments. While such performance improved significantly in 2003, and Alliant Energy expects continued improvements in 2004, Alliant Energy believes more can be done to hasten the rate of improvement — particularly in regard to controlling costs and reduction of debt — and this has been a source of dispute with its Brazilian partners. Alliant Energy believes the potential of the Brazilian market is significant and it is discussing with its Brazilian partners various alternatives in order to strengthen and secure its investments in this market. Alliant Energy continues its ongoing review of options related to its Brazilian investments. Alliant Energy cannot currently predict the ultimate outcome of these reviews and discussions.

Synfuel — In June 2003, the IRS announced it was reviewing the scientific validity of test procedures and results used by companies claiming tax credits for producing synthetic fuels from coal and may withdraw such credits for operations that fail to meet federal standards which require, among other things, a significant chemical change to occur in the process. In October 2003, the IRS stated this review was complete and that the test procedures and results used by taxpayers for chemical change are scientifically valid if the procedures are applied in a consistent and unbiased manner. Since the second quarter of 2002, Alliant Energy has been an investor in a synthetic fuel facility and continued to record these tax credits as of Dec. 31, 2003. Currently, the IRS is auditing this facility to determine if its procedures are applied in a consistent and unbiased manner. Alliant Energy expects the audit to be completed in 2004 and cannot predict its outcome. The synthetic fuel facility Alliant Energy partially owns previously received a private letter ruling from the IRS, which states that based on the facts submitted, a significant chemical change was achieved in its process. Alliant Energy has recognized tax credits for producing synthetic fuels of $23 million and $15 million for 2003 and 2002, respectively, and expects to recognize approximately $23 million of additional credits in 2004.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported under “Other Matters — Market Risk Sensitive Instruments and Positions” in MD&A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to Note 15 of Alliant Energy’s, IP&L’s and WP&L’s “Notes to Consolidated Financial Statements” for the quarterly financial data required by Item 8.

ALLIANT ENERGY CORPORATION REPORT ON THE FINANCIAL INFORMATION

Alliant Energy Corporation management is responsible for the information and representations contained in the financial statements and in other sections of this Annual Report. The consolidated financial statements that follow have been prepared in accordance with accounting principles generally accepted in the United States of America. In addition to selecting appropriate accounting principles, management is responsible for the manner of presentation and for the reliability of the financial information. In fulfilling that responsibility, it is necessary for management to make estimates based on currently available information and judgments of current conditions and circumstances.

Through a well-developed system of internal controls, management seeks to ensure the integrity and objectivity of the financial information presented in this report. This system of internal controls is designed to provide reasonable assurance that the assets of the company are safeguarded and that the transactions are executed according to management’s authorizations and are recorded in accordance with the appropriate accounting principles.

The Board of Directors participates in the financial information reporting process through its Audit Committee.

/s/ Erroll B. Davis, Jr.
Erroll B. Davis, Jr.
Chairman and Chief Executive Officer

/s/ Eliot G. Protsch
Eliot G. Protsch
Senior Executive Vice President and Chief Financial Officer

/s/ John E. Kratchmer
John E. Kratchmer
Vice President-Controller and Chief Accounting Officer

March 3, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareowners of Alliant Energy Corporation:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Alliant Energy Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows and changes in common equity for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 18 to the consolidated financial statements, on January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations."

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
March 3, 2004

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002	2001

	(in thousands, except per share amounts)
Operating revenues:
Domestic utility:
Electric	$1,917,068	$1,752,534	$1,756,556
Gas	566,926	393,986	487,877
Other	104,194	85,415	101,894
Non-regulated	539,999	254,655	287,903

	3,128,187	2,486,590	2,634,230

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	730,594	651,813	695,168
Cost of gas sold	396,102	248,994	360,911
Other operation and maintenance	701,784	623,240	586,550
Non-regulated operation and maintenance	493,457	223,389	259,021
Depreciation and amortization	305,074	282,098	294,339
Taxes other than income taxes	89,442	103,865	102,136

	2,716,453	2,133,399	2,298,125

Operating income	411,734	353,191	336,105

Interest expense and other:
Interest expense	207,150	182,741	182,008
Loss on early extinguishment of debt	16,864	-	-
Equity (income) loss from unconsolidated investments	(19,121)	12,825	(18,799)
Allowance for funds used during construction	(20,719)	(7,696)	(11,144)
Preferred dividend requirements of subsidiaries	16,891	6,172	6,720
Impairment of available-for-sale securities of McLeodUSA Inc.	-	27,218	-
Miscellaneous, net	(20,859)	2,074	(2,662)

	180,206	223,334	156,123

Income from continuing operations before income taxes	231,528	129,857	179,982

Income taxes	71,827	42,401	51,823

Income from continuing operations	159,701	87,456	128,159

Income from discontinued operations, net of tax (Note 16)	29,825	19,425	57,071

Income before cumulative effect of changes in accounting principles	189,526	106,881	185,230

Cumulative effect of changes in accounting principles, net of tax	(5,983)	-	(12,868)

Net income	$183,543	$106,881	$172,362

Average number of common shares outstanding (basic)	101,366	90,897	80,498

Average number of common shares outstanding (diluted)	101,544	90,959	80,636

Earnings per average common share (basic and diluted):
Income from continuing operations	$1.57	$0.97	$1.59
Income from discontinued operations	0.30	0.21	0.71
Cumulative effect of changes in accounting principles	(0.06)	-	(0.16)

Net income	$1.81	$1.18	$2.14

Dividends declared per common share	$1.00	$2.00	$2.00

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2003	2002

	(in thousands)
Property, plant and equipment:
Domestic utility:
Electric plant in service	$5,707,478	$5,295,381
Gas plant in service	646,439	613,122
Other plant in service	538,340	530,456
Accumulated depreciation	(2,985,285)	(2,791,891)

Net plant	3,906,972	3,647,068
Construction work in progress:
Emery generating facility	304,332	10,651
Other	152,684	252,445
Other, less accumulated depreciation (accum. depr.) of $3,242 and $2,952	68,611	68,340

Total domestic utility	4,432,599	3,978,504

Non-regulated and other:
Non-regulated Generation, less accum. depr. of $3,380 and $73	204,480	156,699
International, less accum. depr. of $33,708 and $20,737	198,875	171,179
Integrated Services, less accum. depr. of $32,903 and $31,021	60,617	73,983
Other Investments, less accum. depr. of $26,179 and $24,108	53,819	54,303
Corporate Services and other, less accum. depr. of $25,283 and $9,427	68,415	75,282

Total non-regulated and other	586,206	531,446

	5,018,805	4,509,950

Current assets:
Cash and temporary cash investments	242,281	62,859
Restricted cash	11,418	9,610
Accounts receivable:
Customer, less allowance for doubtful accounts of $5,522 and $4,364	80,664	69,413
Unbilled utility revenues	83,385	50,624
Other, less allowance for doubtful accounts of $786 and $845	94,733	60,107
Income tax refunds receivable	20,878	97,469
Production fuel, at average cost	54,148	63,126
Materials and supplies, at average cost	60,518	58,603
Gas stored underground, at average cost	90,964	62,797
Regulatory assets	61,777	46,076
Assets of discontinued operations (Note 16)	-	969,291
Other	82,137	105,487

	882,903	1,655,462

Investments:
Investments in unconsolidated foreign entities	481,525	373,816
Nuclear decommissioning trust funds	381,524	344,892
Investment in ATC and other	260,511	217,992

	1,123,560	936,700

Other assets:
Regulatory assets	339,261	302,365
Deferred charges and other	410,917	409,607

	750,178	711,972

Total assets	$7,775,446	$7,814,084

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
CAPITALIZATION AND LIABILITIES	2003	2002

	(in thousands, except share amounts)
Capitalization (See Consolidated Statements of Capitalization):
Common stock - $0.01 par value - authorized 200,000,000 shares;
outstanding 110,962,910 and 92,304,220 shares	$1,110	$923
Additional paid-in capital	1,643,572	1,293,919
Retained earnings	840,417	758,187
Accumulated other comprehensive loss	(106,415)	(209,943)
Shares in deferred compensation trust - 264,673 and 239,467 shares
at an average cost of $27.84 and $28.80 per share	(7,370)	(6,896)

Total common equity	2,371,314	1,836,190

Cumulative preferred stock of subsidiaries, net	243,803	205,063
Long-term debt, net (excluding current portion)	2,123,298	2,609,803

	4,738,415	4,651,056

Current liabilities:
Current maturities and sinking funds	69,281	46,591
Variable rate demand bonds	55,100	55,100
Commercial paper	107,500	195,500
Other short-term borrowings	21,495	113,721
Accounts payable	309,816	282,855
Accrued interest	43,962	34,819
Accrued taxes	70,835	105,521
Liabilities of discontinued operations (Note 16)	-	138,251
Other	176,120	149,952

	854,109	1,122,310

Other long-term liabilities and deferred credits:
Accumulated deferred income taxes	702,648	661,798
Accumulated deferred investment tax credits	49,085	54,375
Regulatory liabilities	632,230	94,300
Asset retirement obligations (Note 18)	345,680	-
Pension and other benefit obligations	188,324	181,010
Cost of removal obligations	-	781,516
Other	212,413	224,294

	2,130,380	1,997,293

Minority interest	52,542	43,425

Commitments and contingencies (Note 11)

Total capitalization and liabilities	$7,775,446	$7,814,084

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001

	(in thousands)
Cash flows from operating activities:
Net income	$183,543	$106,881	$172,362
Adjustments to reconcile net income to net cash flows from operating activities:
Income from discontinued operations, net of tax	(29,825)	(19,425)	(57,071)
Depreciation and amortization	305,074	282,098	294,339
Other amortizations	73,716	51,567	52,724
Deferred tax expense (benefit) and investment tax credits	59,133	13,192	(19,937)
Equity (income) loss from unconsolidated investments, net	(19,121)	12,825	(18,799)
Distributions from equity method investments	24,252	21,671	16,961
Non-cash valuation charges	11,035	59,463	33,706
Cumulative effect of changes in accounting principles, net of tax	5,983	-	12,868
Other	(12,821)	(8,473)	(4,693)
Other changes in assets and liabilities:
Accounts receivable	(52,638)	(16,576)	64,567
Sale of utility accounts receivable	(26,000)	24,000	24,000
Gas stored underground	(28,167)	(5,683)	(15,755)
Accounts payable	(16,415)	37,997	(55,872)
Accrued taxes	(34,686)	18,764	11,392
Other	(23,073)	(22,963)	(77,446)

Net cash flows from operating activities	419,990	555,338	433,346

Cash flows from financing activities:
Common stock dividends	(101,313)	(180,987)	(158,231)
Proceeds from issuance of common stock	345,606	56,066	288,553
Proceeds from issuance of preferred stock of subsidiary	38,738	144,602	-
Redemption of preferred stock of subsidiary	-	(56,389)	-
Net change in Resources' credit facility	-	(383,610)	63,110
Proceeds from issuance of other long-term debt	338,623	300,023	513,530
Reductions in other long-term debt	(367,783)	(20,818)	(145,359)
Net change in commercial paper and other short-term borrowings	(180,226)	200,145	(320,449)
Net change in loans with discontinued operations	(10,574)	37,467	(49,006)
Other	(28,991)	(24,262)	(31,073)

Net cash flows from financing activities	34,080	72,237	161,075

Cash flows used for investing activities:
Construction and acquisition expenditures:
Domestic utility business	(580,808)	(405,761)	(340,789)
Non-regulated businesses	(248,517)	(218,242)	(332,183)
Corporate Services and other	(9,568)	(32,749)	(40,019)
Nuclear decommissioning trust funds	(14,091)	(22,923)	(22,100)
Proceeds from asset sales	523,045	27,643	107,934
Other	55,291	19,430	(27,404)

Net cash flows used for investing activities	(274,648)	(632,602)	(654,561)

Net increase (decrease) in cash and temporary cash investments	179,422	(5,027)	(60,140)

Cash and temporary cash investments at beginning of period	62,859	67,886	128,026

Cash and temporary cash investments at end of period	$242,281	$62,859	$67,886

Supplemental cash flows information:
Cash paid during the period for:
Interest	$198,582	$184,135	$180,351

Income taxes, net of refunds	$17,488	$30,649	$70,895

Noncash investing and financing activities:
Debt repaid directly by buyer in the sale of Australian business	$127,595	$-	$-

Debt assumed by buyer of affordable housing business	$87,986	$-	$-

Capital lease obligations incurred and other	$14,801	$19,101	$19,967

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
	2003	2002

	(in thousands)

Common equity (See Consolidated Balance Sheets)	$2,371,314	$1,836,190

Cumulative preferred stock of subsidiaries, net (Note 7(b))	243,803	205,063

Long-term debt:
Domestic utility:
First Mortgage Bonds:
7.75%, due 2004	62,000	62,000
1.73% variable rate at Dec. 31, 2003 to 7.6% fixed rate, due 2005	88,000	88,000
8% at Dec. 31, 2003, due 2007, partially retired in 2003	25,000	52,450
1.37% variable rate at Dec. 31, 2003, due 2014	8,500	8,500
1.29% to 1.73% variable rate at Dec. 31, 2003, due 2015	30,600	30,600
7-5/8%, retired in 2003	-	94,000
8.6%, retired in 2003	-	70,000
8-5/8%, retired in 2003	-	20,000

	214,100	425,550
Collateral Trust Bonds:
7.25%, due 2006	60,000	60,000
6-7/8%, due 2007	55,000	55,000
6%, due 2008	50,000	50,000
5.5% to 7%, due 2023	69,400	69,400

	234,400	234,400
Pollution Control Revenue Bonds:
2.5% to 4.2% through 2004, due 2005 to 2023	25,900	25,900
6.25% to 6.35%, due 2009 to 2012, partially retired in 2003	12,250	14,930
2.4% variable rate at Dec. 31, 2003, due 2010, partially retired in 2003	7,700	10,100

	45,850	50,930
Other long-term debt:
Debentures, 7%, due 2007	105,000	105,000
Debentures, 5.7%, due 2008	60,000	60,000
Senior debentures, 6-5/8%, due 2009	135,000	135,000
Debentures, 7-5/8%, due 2010	100,000	100,000
Senior debentures, 6-3/4%, due 2011	200,000	200,000
Senior debentures, 5.875%, due 2018	100,000	-
Senior debentures, 6.45%, due 2033	100,000	-
Subordinated deferrable interest debentures, 7-7/8%, retired in 2003	-	50,000

Total domestic utility	1,294,350	1,360,880

Non-regulated and other:
Senior notes, 4.55%, due 2008	75,000	-
Senior notes, 7.375%, due 2009, partially retired in 2003	210,955	250,000
Alliant Energy Neenah, LLC credit facility, 2.69%
at Dec. 31, 2003, due 2010	55,139	-
Senior notes, 7%, due 2011, partially retired in 2003	282,500	300,000
Senior notes, 9.75%, due 2013, partially retired in 2003	285,000	300,000
Exchangeable senior notes, 2.5%, due 2030	402,500	402,500
Senior notes, 8.59%, retired in 2003	-	24,000
WPC credit facility, 3.63% at Dec. 31, 2002 (a)	-	185,000
Multifamily housing revenue bonds, 1.75% variable rate to 7.55%
at Dec. 31, 2002 (b)	-	38,830
Other, 1% to 6.70%, due 2004 to 2010 (c)	14,943	223,841

Total non-regulated and other	1,326,037	1,724,171

	2,620,387	3,085,051

Less:
Current maturities	(69,281)	(46,591)
Variable rate demand bonds	(55,100)	(55,100)
Unamortized debt discount, net	(372,708)	(373,557)

Total long-term debt, net (excluding current portion)	2,123,298	2,609,803

Total capitalization	$4,738,415	$4,651,056

(a)	Not included on Alliant Energy's Consolidated Balance Sheet at Dec. 31, 2003 as a result of the WPC IPO.
(b)	Balance at Dec. 31, 2002 was assumed by buyer of affordable housing business in 2003.
(c)	Balance at Dec. 31, 2002 includes debt repaid directly by buyer in the sale of Australian business and debt assumed by buyer of affordable housing business.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

				Accumulated	Shares in
		Additional		Other	Deferred	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income (Loss)	Trust	Equity

	(in thousands)
2001:
Beginning balance (a)	$790	$947,504	$818,162	$271,867	($851)	$2,037,472
Net income			172,362			172,362
Unrealized holding losses on securities, net of tax of ($240,579)				(343,285)		(343,285)
Less: reclassification adjustment for gains
included in net income, net of tax of $--				259		259

Net unrealized losses on securities				(343,544)		(343,544)

Foreign currency translation adjustments				(66,830)		(66,830)

Minimum pension liability adjustments, net of tax of ($11,022)				(16,378)		(16,378)

Unrealized holding losses on derivatives, net of tax of ($1,569)				(1,003)		(1,003)
Less: reclassification adjustment for losses included
in net income, net of tax of ($2,078)				(3,454)		(3,454)

Net unrealized gains on qualifying derivatives				2,451		2,451

Total comprehensive loss						(251,939)
Common stock dividends			(158,231)			(158,231)
Common stock issued	107	292,289			(1,357)	291,039

Ending balance	897	1,239,793	832,293	(152,434)	(2,208)	1,918,341
2002:
Net income			106,881			106,881
Unrealized holding losses on securities, net of tax of ($8,544)				(11,069)		(11,069)
Less: reclassification adjustment for losses
included in net income, net of tax of ($14,393)				(23,146)		(23,146)

Net unrealized gains on securities				12,077		12,077

Foreign currency translation adjustments, net of tax				(37,785)		(37,785)

Minimum pension liability adjustments, net of tax of ($18,874)				(27,226)		(27,226)

Unrealized holding losses on derivatives, net of tax of ($2,765)				(2,671)		(2,671)
Less: reclassification adjustment for gains
included in net income, net of tax of $1,658				1,904		1,904

Net unrealized losses on qualifying derivatives				(4,575)		(4,575)

Total comprehensive income						49,372
Common stock dividends			(180,987)			(180,987)
Common stock issued	26	58,338			(4,688)	53,676
Redemption of preferred stock of subsidiary		(4,212)				(4,212)

Ending balance	923	1,293,919	758,187	(209,943)	(6,896)	1,836,190
2003:
Net income			183,543			183,543
Unrealized holding gains on securities, net of tax of $6,467				11,203		11,203
Less: reclassification adjustment for gains
included in net income, net of tax of $1,420				2,408		2,408

Net unrealized gains on securities				8,795		8,795

Foreign currency translation adjustments, net of tax				83,646		83,646

Minimum pension liability adjustments, net of tax of $4,279				6,291		6,291

Unrealized holding losses on derivatives, net of tax of ($886)				(1,655)		(1,655)
Less: reclassification adjustment for losses
included in net income, net of tax of ($3,802)				(6,451)		(6,451)

Net unrealized gains on qualifying derivatives				4,796		4,796

Total comprehensive income						287,071
Common stock dividends			(101,313)			(101,313)
Common stock issued	187	349,653			(474)	349,366

Ending balance	$1,110	$1,643,572	$840,417	($106,415)	($7,370)	$2,371,314

(a)	Accumulated other comprehensive income (loss) at January 1, 2001 consisted of $335,523 of net unrealized gains on securities, ($59,978) of foreign currency translation adjustments and ($3,678) of net unrealized losses on qualifying derivatives.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)     General — The consolidated financial statements include the accounts of Alliant Energy and its consolidated subsidiaries. Alliant Energy is an investor-owned public utility holding company, whose primary subsidiaries are IP&L, WP&L, Resources and Corporate Services. IP&L and WP&L are utility subsidiaries that are engaged principally in the generation, transmission (IP&L only), distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in Iowa, Wisconsin, Minnesota and Illinois. Resources (through its numerous direct and indirect subsidiaries) is comprised of four primary business platforms: Non-regulated Generation, International, Integrated Services and Other Investments. Non-regulated Generation owns a 309-MW, non-regulated, tolled, natural gas-fired power plant in Neenah, Wisconsin and intends to support the development, financing and construction of generation to meet the needs of Alliant Energy’s domestic utility business. International holds interests in various businesses to develop energy generation, delivery and infrastructure in growing international markets, including Brazil, China and New Zealand. Integrated Services provides a wide range of energy and environmental services for commercial, industrial, institutional, educational and governmental customers. Other Investments includes ownership of transportation companies, an equity interest in a synthetic fuel processing facility, Alliant Energy’s loan receivable from a Mexican development company and related utility operations and various other investments. Corporate Services is the subsidiary formed to provide administrative services to Alliant Energy and its subsidiaries as required under PUHCA.

At Dec. 31, 2002, the assets and liabilities of Alliant Energy’s oil and gas (WPC), Australian (including Southern Hydro), affordable housing and SmartEnergy businesses were classified as held for sale. In 2003, Alliant Energy completed the sale of the Australian, affordable housing and SmartEnergy businesses, as well as the sale of over 94% of the WPC stock. The operating results for these non-regulated businesses for all periods presented have been separately classified and reported as discontinued operations in Alliant Energy’s Consolidated Financial Statements and Notes to Consolidated Financial Statements. Refer to Note 16 for additional information.

The consolidated financial statements reflect investments in controlled subsidiaries on a consolidated basis. FIN 46, issued by the FASB in January 2003, requires consolidation where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity risk to finance its activities without additional subordinated financial support from other parties. All significant intercompany balances and transactions, other than certain energy-related transactions affecting the utility subsidiaries, have been eliminated from the consolidated financial statements. Such energy-related transactions not eliminated are made at prices that approximate market value and the associated costs are recoverable from customers through the rate making process. The consolidated financial statements are prepared in conformity with GAAP, which give recognition to the rate making and accounting practices of FERC and state commissions having regulatory jurisdiction. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect: a) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and b) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts have been reclassified on a basis consistent with the current year presentation. The most significant reclassifications relate to the reporting of accumulated costs of removal which are non-legal retirement obligations and accumulated decommissioning costs accrued prior to January 1, 2003. Previously, these costs were included as components of “Accumulated Depreciation” but in accordance with recent SEC guidance are now shown in “Cost of removal obligations” on the Consolidated Balance Sheet at Dec. 31, 2002.

Unconsolidated investments for which Alliant Energy does not control, but does have the ability to exercise significant influence over operating and financial policies (generally, 20% to 50% voting interest), are accounted for under the equity method of accounting. These investments are stated at acquisition cost, increased or decreased for Alliant Energy’s equity in net income or loss, which is included in “Equity (income) loss from unconsolidated investments” in the Consolidated Statements of Income and decreased for any dividends received. These investments are also increased or decreased for Alliant Energy’s proportionate share of the investee’s other comprehensive income (loss), which is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets. Investments that do not meet the criteria for consolidation or the equity method of accounting are accounted for under the cost method.

(b)     Regulation — Alliant Energy is a registered public utility holding company subject to regulation by the SEC under PUHCA. The utility subsidiaries are subject to regulation under PUHCA, FERC and their respective state regulatory commissions.

(c)     Regulatory Assets and Liabilities — Alliant Energy is subject to the provisions of SFAS 71, “Accounting for the Effects of Certain Types of Regulation,” which provides that rate-regulated public utilities record certain costs and credits allowed in the rate making process in different periods than for non-regulated entities. These are deferred as regulatory assets or accrued as regulatory liabilities and are recognized in the Consolidated Statements of Income at the time they are reflected in rates. As of Dec. 31, 2003 and 2002, IP&L had $24 million and $7 million and WP&L had $7 million and $6 million of regulatory assets that were not earning returns, respectively. At Dec. 31, 2003 and 2002, regulatory assets and liabilities were comprised of the following items (in millions):

	Regulatory Assets		Regulatory Liabilities

	2003	2002	2003	2002

Tax-related (Note 1(d))	$187.2	$177.6	$92.0	$83.8
Environmental-related (Note 11(e))	58.6	64.9	5.2	5.1
Energy efficiency program costs	36.8	46.7	--	--
Asset retirement obligations (Note 18)	28.8	--	--	--
Cost of removal obligations	--	--	535.8	--
Other	89.6	59.2	16.9	22.3

	$401.0	$348.4	$649.9	$111.2

Alliant Energy believes it is probable that any differences between expenses for legal AROs calculated under SFAS 143 and expenses recovered currently in rates will be recoverable in future rates, and is deferring the difference of $28.8 million ($20.5 million at IP&L and $8.3 million at WP&L) as a regulatory asset. Alliant Energy also collects in rates future removal costs for many assets that do not have an associated legal ARO. Alliant Energy records a liability for the estimated amounts it has collected in rates for these future removal costs less amounts spent on removal activities. At Dec. 31, 2003 and 2002, non-legal removal obligations of $535.8 million ($325.9 million at IP&L and $209.9 million at WP&L) and $497.1 million ($298.0 million at IP&L and $199.1 million at WP&L) were recorded in “Regulatory liabilities” and “Cost of removal obligations,” respectively, on the Consolidated Balance Sheets.

If a portion of the utility subsidiaries’ operations becomes no longer subject to the provisions of SFAS 71 as a result of competitive restructuring or otherwise, a write-down of related regulatory assets would be required, unless some form of transition cost recovery is established by the appropriate regulatory body that would meet the requirements under GAAP for continued accounting as regulatory assets during such recovery period. In addition, each utility subsidiary would be required to determine any impairment of other assets and write-down such assets to their fair value.

(d)     Income Taxes — Alliant Energy is subject to the provisions of SFAS 109, “Accounting for Income Taxes,” and follows the liability method of accounting for deferred income taxes, which requires the establishment of deferred tax assets and liabilities, as appropriate, for temporary differences between the tax basis of assets and liabilities and the amounts reported in the consolidated financial statements. Deferred taxes are recorded using currently enacted tax rates.

Except as noted below, income tax expense includes provisions for deferred taxes to reflect the tax effects of temporary differences between the time when certain costs are recorded in the accounts and when they are deducted for tax return purposes. As temporary differences reverse, the related accumulated deferred income taxes are reversed to income. Investment tax credits have been deferred and are subsequently credited to income over the average lives of the related property. Other tax credits reduce income tax expense in the year claimed and are generally related to nonconventional fuel and research and development.

Consistent with Iowa rate making practices for IP&L, deferred tax expense is not recorded for certain temporary differences (primarily related to utility property, plant and equipment) because rates are reduced for the current tax benefits. As the deferred taxes become payable (over periods exceeding 30 years for some generating plant differences) they are recovered through rates. Accordingly, IP&L has recorded deferred tax liabilities and regulatory assets for certain temporary differences, as identified in Note 1(c). In Wisconsin, the PSCW has allowed rate recovery of deferred taxes on all temporary differences since August 1991. WP&L established a regulatory asset associated with those temporary differences occurring prior to August 1991 that will be recovered in future rates through 2007.

(e)     Common Shares Outstanding — A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per share calculation was as follows:

Weighted average common shares outstanding:	2003	2002	2001

Basic earnings per share calculation	101,365,877	90,896,885	80,497,823
Effect of dilutive securities	178,510	62,177	138,006

Diluted earnings per share calculation	101,544,387	90,959,062	80,635,829

In 2003, 2002 and 2001, 3,799,938, 3,338,978, and 1,501,854 options, respectively, to purchase shares of common stock, with average exercise prices of $28.68, $29.67, and $31.08, respectively, were excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price.

(f)     Temporary Cash Investments and Restricted Cash — Temporary cash investments are stated at cost, which approximates market value, and are considered cash equivalents for the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows. These investments consist of short-term liquid investments that have maturities of less than 90 days. Alliant Energy’s short-term restricted cash at Dec. 31, 2003 and 2002 primarily related to borrowing requirements for various power plants in China. At Dec. 31, 2003, Alliant Energy also had $6.7 million of long-term restricted cash related to borrowing requirements for the acquisition and maintenance of Resources’ 309-MW, non-regulated, tolled, natural gas-fired power plant in Neenah, Wisconsin, which was acquired in 2003.

(g)     Property, Plant and Equipment — Domestic utility plant (other than acquisition adjustments) is recorded at original cost, which includes overhead, administrative costs and AFUDC. At Dec. 31, 2003 and 2002, IP&L had $20.8 million and $22.0 million, respectively, of acquisition adjustments, net of accumulated amortization, included in utility plant ($4.6 million and $4.9 million, respectively, of such balances are currently being recovered in IP&L’s rates). The aggregate AFUDC recovery rates, computed in accordance with the prescribed regulatory formula, were as follows:

	2003	2002	2001

IP&L	7.9%	6.9%	7.7%
WP&L	9.5%	2.6%	7.9%

IP&L and WP&L use a combination of remaining life, straight-line and sum-of-the-years-digits depreciation methods as approved by their respective regulatory commissions. The remaining life of DAEC, of which IP&L is a co-owner, is based on the NRC license end-of-life of 2014. The remaining depreciable life of Kewaunee, of which WP&L is a co-owner, is based on the PSCW approved revised end-of-life of 2010. Depreciation expense related to the decommissioning of DAEC and Kewaunee is discussed in Note 11(f). The average rates of depreciation for electric and gas properties, consistent with current rate making practices, were as follows:

	IP&L			WP&L

	2003	2002	2001	2003	2002	2001

Electric	3.3%	3.4%	3.5%	3.7%	3.6%	3.7%
Gas	2.7%	2.9%	3.6%	4.0%	4.1%	4.1%

Nuclear fuel for DAEC is leased. Annual nuclear fuel lease expenses include the cost of fuel, based on the quantity of heat produced for electric generation, plus the lessor’s interest costs related to fuel in the reactor and administrative expenses. Nuclear fuel for Kewaunee is recorded at its original cost and is amortized to expense based upon the quantity of heat produced for electric generation. This accumulated amortization assumes spent nuclear fuel will have no residual value. Estimated future disposal costs of such fuel are expensed based on KWhs generated. Refer to Note 3 for additional information on DAEC’s nuclear fuel lease.

Non-regulated property, plant and equipment is recorded at cost. The majority of the non-regulated property, plant and equipment is depreciated using the straight-line method over periods ranging from 10 to 32 years. Upon retirement or sale of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the Consolidated Statements of Income. Ordinary retirements of utility plant and salvage value are netted and charged to accumulated depreciation upon removal from utility plant accounts and no gain or loss is recognized. Removal costs reduce the regulatory liability previously established.

(h)     Operating Revenues — Revenues from IP&L and WP&L are primarily from electric and natural gas sales and deliveries and are recorded under the accrual method of accounting and recognized upon delivery. Revenues from Alliant Energy’s non-regulated businesses are primarily from the sale of energy or services and are recognized based on output delivered or services provided as specified under contract terms. Alliant Energy’s non-regulated businesses also account for the revenues of certain contracts on the percentage of completion method. Alliant Energy accrues revenues for services rendered but unbilled at month-end. Revenues and expenses from non-regulated gas marketing contracts that are designated as trading are reported on a net basis in the Consolidated Statements of Income. Refer to Note 10(d) for discussion of energy-trading contracts. Certain of Alliant Energy’s subsidiaries serve as collection agents for sales or various other taxes and record revenues on a net basis. The revenues do not include the collection of the aforementioned taxes.

(i)     Domestic Utility Fuel Cost Recovery — IP&L’s retail tariffs provide for subsequent adjustments to its electric and natural gas rates for changes in the cost of fuel, purchased energy and natural gas purchased for resale. Changes in the under/over collection of these costs are reflected in “Electric production fuel and purchased power” and “Cost of gas sold” in the Consolidated Statements of Income. The cumulative effects are reflected on the Consolidated Balance Sheets as a current regulatory asset or liability, pending automatic reflection in future billings to customers. At IP&L, purchased-power capacity costs are not recovered from electric customers through EACs. Recovery of these costs must be addressed in base rates in a formal rate proceeding.

WP&L’s retail electric rates are based on annual forecasted fuel and purchased-power costs. Under PSCW rules, WP&L can seek rate increases if it experiences an extraordinary increase in these costs or if the annual costs are more than 3% higher than the estimated costs used to establish rates. WP&L has a gas performance incentive which includes a sharing mechanism whereby 50% of all gains and losses relative to current commodity prices, as well as other benchmarks, are retained by WP&L, with the remainder refunded to or recovered from customers.

(j)     Generating Facility Outages — The IUB allows IP&L to collect, as part of its base revenues, funds to offset other operation and maintenance expenditures incurred during refueling outages at DAEC. These costs include incremental internal labor costs, contractor labor and materials directly related to activities performed during the outage. As these revenues are collected, an equivalent amount is charged to other operation and maintenance expense with a corresponding credit to a reserve. During a refueling outage, the reserve is reversed to offset the refueling outage expenditures. Operating expenses incurred during refueling outages at Kewaunee are expensed by WP&L as incurred. The maintenance costs incurred during outages for Alliant Energy’s various other generating facilities are also expensed as incurred. The timing of the DAEC and Kewaunee refueling outages during 2001-2003 and anticipated refueling outages for 2004-2006 are as follows:

	2001	2002	2003	2004	2005	2006

DAEC	Spring	None	Spring	None	Spring	None
Kewaunee	Fall	None	Spring	Fall	None	Spring

(k)     Translation of Foreign Currency — Assets and liabilities of international investments, where the local currency is the functional currency, have been translated at year-end exchange rates and related income statement results have been translated using average exchange rates prevailing during the year. Adjustments resulting from translation, including gains and losses on intercompany foreign currency transactions which are long-term in nature, and which Alliant Energy does not intend to settle in the foreseeable future, have been recorded in “Accumulated other comprehensive loss” on Alliant Energy’s Consolidated Balance Sheets.

(l)     Derivative Financial Instruments — Alliant Energy uses derivative financial instruments to hedge exposures to fluctuations in interest rates, certain commodity prices, certain currency rates and volatility in a portion of natural gas sales volumes due to weather. Alliant Energy also utilizes derivatives to mitigate the equity price volatility associated with certain investments in equity securities. Alliant Energy does not use such instruments for speculative purposes. The fair value of all derivatives are recorded as assets or liabilities on the Consolidated Balance Sheets and gains and losses related to derivatives that are designated as, and qualify as hedges, are recognized in earnings when the underlying hedged item or physical transaction is recognized in income. Gains and losses related to derivatives that do not qualify for, or are not designated in hedge relationships, are recognized in earnings immediately. A number of Alliant Energy’s derivative transactions are in its domestic utility business and based on the fuel and natural gas cost recovery mechanisms in place, as well as other specific regulatory authorizations, changes in fair market values of such derivatives generally have no impact on Alliant Energy’s results of operations. Alliant Energy has some commodity purchase and sales contracts that have been designated, and qualify for, the normal purchase and sale exception and based on this designation, these contracts are not accounted for as derivative instruments.

Alliant Energy is exposed to losses related to financial instruments in the event of counterparties’ non-performance. Alliant Energy has established controls to determine and monitor the creditworthiness of counterparties in order to mitigate its exposure to counterparty credit risk. Alliant Energy is not aware of any material exposure to counterparty credit risk related to its derivative financial instruments. Refer to Note 10 for further discussion of Alliant Energy’s derivative financial instruments.

(m)     Accounting for Stock Options — At Dec. 31, 2003, Alliant Energy had two stock-based incentive compensation plans, which are described more fully in Note 6(b). Alliant Energy accounts for stock options issued under these plans under the recognition and measurement principles of APB 25, “Accounting for Stock Issued to Employees.” No stock-based compensation cost is reflected in net income in Alliant Energy’s Consolidated Statements of Income, as all options granted under those plans had an exercise price equal to the quoted market price of the underlying common stock on the date of grant. The effect on net income and EPS if Alliant Energy had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to the stock options issued under these plans was as follows (in thousands):

	2003	2002	2001

Net income, as reported	$183,543	$106,881	$172,362
Less: stock-based compensation expense, net of tax	2,044	2,541	2,446

Pro forma net income	$181,499	$104,340	$169,916

EPS (basic and diluted):
As reported	$1.81	$1.18	$2.14
Pro forma	$1.79	$1.15	$2.11

(n)     Pension Plan — For the defined benefit pension plan sponsored by Corporate Services, Alliant Energy allocates pension costs and contributions to IP&L, WP&L, Resources and the parent company based on labor costs of plan participants and any additional minimum pension liability based on each group’s funded status.

(o)     Asset Valuations — Long-lived assets, excluding goodwill and regulatory assets, are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Impairment is indicated if the carrying value of an asset exceeds its undiscounted future cash flows. An impairment charge is recognized equal to the amount the carrying value exceeds the asset’s fair value. The fair value is determined by the use of quoted market prices, appraisals, or the use of other valuation techniques such as expected discounted future cash flows. The estimated fair value, less cost to sell assets held for sale, is compared each reporting period to their carrying values. Impairment charges are recorded for assets held for sale if the carrying value of such asset exceeds the estimated fair value less cost to sell.

Goodwill represents the excess of the purchase price over the fair value of the identifiable net tangible and intangible assets acquired in a business combination. In accordance with SFAS 142, goodwill is required to be evaluated for impairment at least annually and more frequently if indicators of impairment exist. If the fair value of a reporting unit is less than its carrying value, including goodwill, an impairment charge may be necessary. The fair value of reporting units is determined by utilizing a combination of market value indicators and expected discounted future cash flows. Refer to Note 14 for additional information.

If events or circumstances indicate the carrying value of investments accounted for under the equity method of accounting may not be recoverable, potential impairment is assessed by comparing the future anticipated cash flows from these investments to their carrying values. If an impairment is indicated, a charge is recognized equal to the amount the carrying value exceeds the investment’s fair value.

(p)     Miscellaneous, net — The other (income) and deductions included in “Miscellaneous, net” in Alliant Energy’s Consolidated Statements of Income are as follows (in millions):

	2003	2002	2001

Interest income:
From loans to discontinued operations	($3.8)	($16.9)	($10.0)
Other	(14.0)	(12.8)	(23.7)
Valuation charges/(income):
Unconsolidated investments	2.8	18.8	--
McLeod trading securities (Note 10(a))	(0.6)	5.0	215.1
Derivative component of Resources' exchangeable
senior notes (Note 10(a))	--	(0.4)	(181.6)
(Gains) losses on asset sales, net	(5.8)	0.1	(4.4)
Currency transaction (gains) losses, net	(5.6)	0.7	(0.4)
Minority interest of subsidiaries' net earnings	4.8	5.2	4.9
Other	1.3	2.4	(2.6)

	($20.9)	$2.1	($2.7)

(2) DOMESTIC UTILITY RATE MATTERS
In February 2004, WP&L received approval from the PSCW to refund $5.3 million to its natural gas customers as relates to its annual performance under the gas performance incentive. The PSCW has not yet audited the refund calculation, but agreed with WP&L’s request to refund approximately 80% of the total refund amount at this time. This refund was completed in February 2004 and the remainder of the refund will be completed after the PSCW completes their audit and issues a ruling. At Dec. 31, 2003, WP&L had reserves for all amounts related to these refunds. Refer to Note 1(i) for further discussion of WP&L’s fuel cost recovery.

(3) LEASES
IP&L has a capital lease covering its 70% undivided interest in nuclear fuel purchased for DAEC. Annual nuclear fuel lease expenses (included in “Electric production fuel and purchased power” in the Consolidated Statements of Income) for 2003, 2002 and 2001 were $12.7 million, $15.5 million and $14.1 million, respectively. Alliant Energy’s operating lease rental expenses, which include certain purchased-power agreements, for 2003, 2002 and 2001 were $46.3 million, $44.5 million and $40.2 million, respectively. The purchased-power agreements total below includes $464 million and $69 million related to the Riverside and RockGen plants, respectively, in Wisconsin. Riverside is expected to be placed in-service in 2004. Alliant Energy continues to evaluate Riverside, RockGen and other tolling arrangements, renewable energy entities and any other non-special purpose entities, to determine if they require consolidation under the revised FIN 46 guidance issued by the FASB in December 2003. Alliant Energy will apply the provisions of the revised guidance as of March 31, 2004. The synthetic leases relate to the financing of the corporate headquarters, corporate aircraft, utility railcars and a utility radio dispatch system. These leases do not meet the consolidation requirements per FIN 46 and are not included on Alliant Energy’s Consolidated Balance Sheets. Alliant Energy has guaranteed the residual value of its synthetic leases totaling $75 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease with remaining terms up to 12 years. Residual value guarantees have been included in the future minimum lease payments noted in the table below (in millions):

	2004	2005	2006	2007	2008	Thereafter	Total

Operating leases:
Certain purchased-power agreements	$52.6	$69.5	$70.9	$72.2	$64.8	$235.0	$565.0
Synthetic leases	11.5	18.8	24.5	50.2	3.9	26.6	135.5
Other	17.7	14.5	11.1	9.2	8.2	64.9	125.6

Total operating leases	$81.8	$102.8	$106.5	$131.6	$76.9	$326.5	$826.1

								Less:	Present value	Gross
								amount	of net	assets
								repre-	minimum	under
						There		senting	capital lease	lease at
	2004	2005	2006	2007	2008	-after	Total	interest	payments	12-31-03

Capital leases:
Nuclear fuel (IP&L)	$15.4	$12.0	$11.2	$5.6	$4.6	$1.1	$49.9	$5.2	$44.7	$75.5
Office building (IP&L)	1.5	1.5	28.8	--	--	--	31.8	3.8	28.0	15.7 (a)
Other	0.2	0.1	0.2	0.2	0.2	0.9	1.8	0.5	1.3	1.4

Total capital leases	$17.1	$13.6	$40.2	$5.8	$4.8	$2.0	$83.5	$9.5	$74.0	$92.6

(a)	The difference between the gross assets under the lease and the present value of the net minimum capital lease payments relates to cash received by IP&L at the inception of the lease.

(4) SALES OF ACCOUNTS RECEIVABLE
Domestic utility customer accounts receivable, including unbilled revenues, arise primarily from electric and natural gas sales. At Dec. 31, 2003 and 2002, the utility subsidiaries were serving a diversified base of residential, commercial and industrial customers and did not have any significant concentrations of credit risk.

Alliant Energy’s utility subsidiaries participate in a combined utility customer accounts receivable sale program whereby IP&L and WP&L may sell up to a combined maximum amount of $250 million (there are no individual subsidiary limits) of their respective accounts receivable to a third-party financial institution on a limited recourse basis through wholly-owned and consolidated special purpose entities. Corporate Services acts as a collection agent for the buyer and receives a fee for collection services. The agreement expires in April 2006 and is subject to annual renewal or renegotiation for a longer period thereafter. Under terms of the agreement, the third-party financial institution purchases the receivables initially for the face amount. On a monthly basis, this sales price is adjusted, resulting in payments to the third-party financial institution of an amount that varies based on interest rates and length of time the sold receivables remain outstanding. Collections on sold receivables are used to purchase additional receivables from the utility subsidiaries.

At Dec. 31, 2003 and 2002, Alliant Energy had sold $176 million and $202 million of receivables, respectively. In 2003, 2002 and 2001, Alliant Energy received $1.8 billion, $2.3 billion and $2.2 billion, respectively, in aggregate proceeds from the sale of accounts receivable. The utility subsidiaries use proceeds from the sale of accounts receivable and unbilled revenues to maintain flexibility in their capital structures, take advantage of favorable short-term rates and finance a portion of their long-term cash needs. Alliant Energy paid fees associated with these sales of $2.6 million, $4.2 million and $7.9 million in 2003, 2002 and 2001, respectively.

Alliant Energy and its utility subsidiaries account for the sale of accounts receivable to the third-party financial institution as sales under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” which do not require consolidation per the guidelines of FIN 46. Retained receivables are available to the third-party financial institution to pay any fees or expenses due it, and to absorb all credit losses incurred on any of the sold receivables. Resources also sells receivables in its Integrated Services business that allows financing without incurring additional debt.

(5) INCOME TAXES
The components of income taxes for Alliant Energy were as follows (in millions):

	2003	2002	2001

Current tax expense:
Federal	$19.2	$21.7	$52.1
State	12.7	21.6	16.2
Deferred tax expense (benefit):
Federal	62.3	20.8	(9.1)
State	0.5	(2.5)	(5.6)
Foreign tax expense	8.2	5.5	4.2
Research and development tax credits	(1.1)	(4.5)	--
Amortization of investment tax credits	(5.1)	(5.2)	(5.2)
Nonconventional fuel credits	(23.1)	(14.9)	(0.5)
Other tax credits	(1.8)	(0.1)	(0.3)

	$71.8	$42.4	$51.8

Included in “Cumulative effect of changes in accounting principles, net of tax” in the Consolidated Statements of Income for 2003 and 2001 were income tax benefits of $3.8 million and $5.5 million, respectively, related to the adoption of EITF Issue 02-3 and SFAS 143 by Alliant Energy on Jan. 1, 2003, and the adoption of SFAS 133 by an equity method foreign affiliate of Alliant Energy on Jan. 1, 2001, respectively. Refer to Note 16 for discussion of taxes associated with Alliant Energy’s discontinued operations.

Alliant Energy’s subsidiaries calculate income tax provisions using the separate return methodology. Separate return amounts are adjusted to reflect state apportionment benefits net of federal tax and the fact that PUHCA prohibits the retention of tax benefits at the parent level. Any difference between the separate return methodology and the actual consolidated return is allocated as prescribed in Alliant Energy’s tax allocation agreement.

The overall effective income tax rates shown in the following table were computed by dividing total income tax expense by income from continuing operations before income taxes and preferred dividend requirements of subsidiaries.

	2003	2002	2001

Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of rate making on property related differences	4.0	0.1	2.3
State income taxes, net of federal benefits	3.2	8.5	5.5
Research and development tax credits	(0.4)	(3.3)	--
Adjustment of prior period taxes	(0.6)	0.9	(11.4)
Amortization of investment tax credits	(2.1)	(3.8)	(3.0)
Foreign operations	(2.7)	6.5	(0.7)
Nonconventional fuel credits	(9.2)	(11.0)	(0.3)
Other items, net	1.7	(1.7)	0.4

Overall effective income tax rate	28.9%	31.2%	27.8%

The accumulated deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at Dec. 31 arise from the following temporary differences (in millions):

	2003			2002

	Deferred	Deferred Tax		Deferred	Deferred Tax
	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net

Property related	($37.2)	$711.0	$673.8	($45.1)	$692.5	$647.4
Exchangeable senior notes	--	153.7	153.7	--	140.8	140.8
Capital loss carryover	(37.6)	--	(37.6)	(34.4)	--	(34.4)
Decommissioning related	(30.1)	--	(30.1)	(33.1)	--	(33.1)
Other	(67.4)	1.8	(65.6)	(90.1)	--	(90.1)

Total	($172.3)	$866.5	$694.2	($202.7)	$833.3	$630.6

			2003			2002

Other current assets			($8.4)			($31.2)
Accumulated deferred income taxes			702.6			661.8

Total deferred tax liabilities			$694.2			$630.6

At Dec. 31, 2003, Alliant Energy had the following tax carryforwards: alternative minimum tax credits of $31.6 million, capital losses of $107.4 million, net operating losses (primarily state) of $422.9 million, and general business credits of $17.7 million. The alternative minimum tax credit carryforwards can be carried forward indefinitely. The majority of the capital loss carryforwards expire in 2007. The net operating loss carryforwards have expiration dates ranging from 2004 to 2023. The general business credit carryforwards have expiration dates ranging from 2022 to 2023. Due to the uncertainty of the realization of certain tax carryforwards, Alliant Energy has established valuation allowances of $35.8 million and $21.4 million as of Dec. 31, 2003 and 2002, respectively. At Dec. 31, 2003 and 2002, $19.6 million and $16.3 million, respectively, of these valuation allowances have been recorded to “Accumulated other comprehensive loss” on Alliant Energy’s Consolidated Balance Sheets and relate to unrealized tax benefits on certain foreign currency translation losses that are subject to capital loss carryover limitations.

At Dec. 31, 2003, 2002 and 2001, Alliant Energy had not recorded U.S. tax provisions of $19.2 million, $16.3 million and $6.8 million relating to $54.9 million, $46.6 million and $19.5 million of unremitted earnings from foreign investments, respectively, as these earnings are expected to be reinvested indefinitely.

U.S. and foreign sources of income (loss) from continuing operations before income taxes were as follows (in millions):

	2003	2002	2001

U.S. sources	$174.9	$132.8	$159.0
Foreign sources	56.6	(2.9)	21.0

Income from continuing operations before income taxes	$231.5	$129.9	$180.0

(6) BENEFIT PLANS
(a)     Pension Plans and Other Postretirement Benefits — Alliant Energy has various non-contributory defined benefit pension plans that cover a significant number of its employees. Benefits are based on the employees’ years of service and compensation. Alliant Energy also provides certain postretirement health care and life benefits to eligible retirees. In general, the health care plans are contributory with participants’ contributions adjusted regularly and the life insurance plans are non-contributory. The weighted-average assumptions for qualified and non-qualified pension benefits and other postretirement benefits at the measurement date of Sept. 30 were as follows:

	Pension Benefits			Other Postretirement Benefits

	2003	2002	2001	2003	2002	2001

Discount rate for benefit obligations	6%	6.75%	7.25%	6%	6.75%	7.25%
Discount rate for net periodic cost	6.75%	7.25%	8%	6.75%	7.25%	8%
Expected return on plan assets	9%	9%	9%	9%	9%	9%
Rate of compensation increase	3.5-4.5%	3.5-4.5%	3.5-4.5%	3.5%	3.5%	3.5%
Medical cost trend on covered charges:
Initial trend rate	N/A	N/A	N/A	9.5%	10.8%	12%
Ultimate trend rate	N/A	N/A	N/A	5%	5%	5%

The expected return on plan assets was determined by analysis of historical and forecasted asset class returns as well as actual returns for the plan over the past 10 years. An adjustment to the returns to account for active management is also made in the analysis. The obligations are viewed as long-term commitments and a long-term approach is used when determining the expected rate of return on assets, which is reviewed on an annual basis.

The components of Alliant Energy’s qualified and non-qualified pension benefits and other postretirement benefits costs were as follows (in millions):

	Pension Benefits			Other Postretirement Benefits

	2003	2002	2001	2003	2002	2001

Service cost	$16.1	$13.7	$11.6	$7.6	$5.5	$4.0
Interest cost	43.6	42.1	40.4	14.7	12.7	10.6
Expected return on plan assets	(40.6)	(41.8)	(48.5)	(5.4)	(5.5)	(6.1)
Amortization of:
Transition obligation (asset)	(0.5)	(2.0)	(2.4)	3.7	3.7	3.7
Prior service cost	3.2	3.2	3.2	(0.3)	(0.3)	(0.3)
Actuarial loss (gain)	8.7	2.7	(1.4)	2.6	0.5	(1.5)

	$30.5	$17.9	$2.9	$22.9	$16.6	$10.4

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefits costs. A 1% change in the medical trend rates for 2003, holding all other assumptions constant, would have the following effects (in millions):

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$2.5	($2.2)
Effect on postretirement benefit obligation	$24.8	($21.8)

A reconciliation of the funded status of Alliant Energy’s qualified and non-qualified pension benefit and other postretirement benefit plans to the amounts recognized on Alliant Energy’s Consolidated Balance Sheets at Dec. 31 was as follows (in millions):

	Pension Benefits		Other Postretirement Benefits

	2003	2002	2003	2002

Change in projected benefit obligation:
Net projected benefit obligation at beginning of year	$646.7	$587.8	$215.7	$174.5
Service cost	16.1	13.7	7.6	5.5
Interest cost	43.6	42.1	14.7	12.7
Plan participants' contributions	--	--	1.9	1.8
Plan amendments	1.7	1.1	(19.1)	(0.9)
Actuarial loss	47.8	36.0	34.6	34.3
Gross benefits paid	(34.9)	(34.0)	(13.0)	(12.2)

Net projected benefit obligation at end of year	721.0	646.7	242.4	215.7

Change in plan assets:
Fair value of plan assets at beginning of year	466.7	483.3	67.3	73.8
Actual return on plan assets	86.2	(25.1)	9.9	(7.2)
Employer contributions	12.6	42.5	12.2	11.1
Plan participants' contributions	--	--	1.9	1.8
Gross benefits paid	(34.9)	(34.0)	(13.0)	(12.2)

Fair value of plan assets at end of year	530.6	466.7	78.3	67.3

Funded status at end of year	(190.4)	(180.0)	(164.1)	(148.4)
Unrecognized net actuarial loss	175.2	181.8	90.9	63.4
Unrecognized prior service cost	22.4	23.9	(4.6)	(0.9)
Unrecognized net transition obligation (asset)	(0.8)	(1.3)	17.9	36.7

Net amount recognized at end of year	$6.4	$24.4	($59.9)	($49.2)

Amounts recognized on the Consolidated
Balance Sheets consist of:
Prepaid benefit cost	$60.1	$70.4	$2.2	$2.3
Accrued benefit cost	(53.7)	(46.0)	(62.1)	(51.5)
Additional minimum liability	(77.1)	(90.0)	--	--
Intangible asset	14.2	16.5	--	--
Accumulated other comprehensive loss	62.9	73.5	--	--

Net amount recognized at measurement date	6.4	24.4	(59.9)	(49.2)

Contributions paid after 9/30 and prior to 12/31	0.6	0.5	6.7	4.0

Net amount recognized at 12/31	$7.0	$24.9	($53.2)	($45.2)

The funded status of the qualified pension plans based on the projected benefit obligation at Sept. 30, 2003, was ($147.6) million. Included in the following table are Alliant Energy’s accumulated benefit obligations, aggregate amounts applicable to pension and other postretirement benefits with accumulated benefit obligations in excess of plan assets, as well as pension plans with projected benefit obligations in excess of plan assets as of the measurement date of Sept. 30 (in millions):

	Pension Benefits		Other Postretirement Benefits

	2003	2002	2003	2002

Accumulated benefit obligation	$663.2	$596.9	$242.4	$215.7
Plans with accumulated benefit obligations in excess
of plan assets:
Accumulated benefit obligation	497.5	453.8	240.7	213.9
Fair value of plan assets	355.6	313.2	75.1	64.3
Plans with projected benefit obligations in excess
of plan assets:
Projected benefit obligations	721.0	646.7	N/A	N/A
Fair value of plan assets	530.6	466.7	N/A	N/A

Alliant Energy’s net periodic benefit cost is primarily included in “Domestic utility — other operation and maintenance” in Alliant Energy’s Consolidated Statements of Income. Alliant Energy calculates the fair value of plan assets by using the straight market value of assets approach.

Postretirement benefit plans are funded via specific assets within certain retirement plans (401(h) assets) as well as VEBA trusts. The asset allocation of the 401(h) assets mirrors the pension plan assets and the asset allocation of the VEBA trusts are reflected in the table below under “Other Postretirement Plans.” The asset allocation for Alliant Energy’s pension and other postretirement benefit plans at Sept. 30, 2003 and 2002, and the pension plan target allocation for 2003 were as follows:

	Pension Plans			Other Postretirement Plans

	Target	Percentage of Plan		Percentage of Plan Assets
	Allocation	Assets at Sept. 30		at Sept. 30

Asset Category	2003	2003	2002	2003	2002

Equity securities	50-65%	61%	55%	47%	40%
Debt securities	25-40%	33%	35%	41%	44%
Other	0-5%	6%	10%	12%	16%

		100%	100%	100%	100%

For the various Alliant Energy pension and postretirement plans, Alliant Energy common stock represented less than 1% of total plan assets at Dec. 31, 2003 and 2002. Alliant Energy’s plan assets are managed by outside investment managers. Alliant Energy’s investment strategy and its policies employed with respect to pension and postretirement assets is to combine both preservation of principal, and prudent and reasonable risk-taking to protect the integrity of the assets in meeting the obligations to the participants while achieving the optimal return possible over the long-term. It is recognized that risk and volatility are present to some degree with all types of investments; however, high levels of risk are minimized at the total fund level. This is accomplished through diversification by asset class, number of investments, and sector and industry limits when applicable.

For the pension plans, the mix among asset classes is controlled by long-term asset allocation targets. The assets are viewed as long-term with moderate liquidity needs. Historical performance results and future expectations suggest that equity securities will provide higher total investment returns than debt securities over a long-term investment horizon. Consistent with the goals to maximize returns and minimize risk over the long-term, the pension plans have a long-term investment posture more heavily weighted towards equity holdings. The asset allocation mix is monitored quarterly and appropriate action is taken as needed to rebalance the assets within the prescribed range. Assets related to postretirement plans are viewed as long-term. A balanced mix of both equity and debt securities are utilized to maximize returns and minimize risk over the long-term.

Prohibited investment vehicles related to the pension and postretirement plans include, but may not be limited to, direct ownership of real estate, real estate investment trusts, private placements, unregistered or restricted stock, options and futures unless specifically approved, margin trading, oil and gas limited partnerships, commodities, short selling, commercial mortgage obligations and securities of the managers’ firms or affiliate firms.

Alliant Energy estimates that funding for the pension and postretirement benefit plans for 2004 will be approximately $60 million and $15 million, respectively.

In December 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans, that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted by FSP No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” Alliant Energy has elected to defer reflecting the effect of the Act on postretirement net periodic benefit cost and the accumulated postretirement benefit obligation in the Consolidated Financial Statements, since specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require Alliant Energy to change previously reported information. Alliant Energy is currently evaluating the effect of the Act on its other postretirement benefits expense.

Alliant Energy has various life insurance policies that cover certain key employees and directors. At Dec. 31, 2003 and 2002, the cash surrender value of these investments was $35 million and $32 million, respectively. Under Alliant Energy’s deferred compensation plans, certain key employees and directors can defer part or all of their current compensation in company stock or interest accounts, which are held in grantor trusts. At Dec. 31, 2003 and 2002, the fair market value of the trusts totaled $7.6 million and $4.9 million, respectively, the majority of which consisted of Alliant Energy common stock. A significant number of Alliant Energy employees also participate in defined contribution pension plans (401(k) and Employee Stock Ownership plans). Alliant Energy’s contributions to the 401(k) plan, which are based on the participants’ level of contribution, were $8.0 million, $9.2 million, and $8.2 million in 2003, 2002 and 2001, respectively. For the Alliant Energy 401(k) plan, Alliant Energy common stock represented 22.6% and 18.2% of total plan assets at Dec. 31, 2003 and 2002.

(b)     Equity Incentive Plans — Alliant Energy has an EIP that permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to key employees. At Dec. 31, 2003, non-qualified stock options were outstanding under this plan. The maximum number of shares of Alliant Energy common stock that may be issued under the plan is 4 million. Alliant Energy also had an LTEIP, under which no awards may be granted after January 2004, and under which non-qualified stock options, restricted stock and performance shares were outstanding at Dec. 31, 2003.

Options granted to date under the plans were granted at the quoted market price of the shares on the date of grant, vest over three years and expire no later than 10 years after the grant date. Options become fully vested upon retirement and remain exercisable at any time prior to their expiration date, or for three years after the effective date of the retirement, whichever period is shorter. Options become fully vested upon death or disability and remain exercisable at any time prior to their expiration date, or for one year after the effective date of the death or disability, whichever period is shorter. Participants’ options that are not vested become forfeited when participants leave Alliant Energy and their vested options expire after three months. A summary of the stock option activity was as follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,842,136	$29.48	2,917,229	$30.03	2,265,862	$29.67
Options granted	957,200	16.82	945,863	27.79	721,072	31.14
Options exercised	--	--	--	--	(42,432)	29.87
Options forfeited	(582,622)	28.49	(20,956)	29.41	(27,273)	30.07

Outstanding at end of year	4,216,714	26.74	3,842,136	29.48	2,917,229	30.03

Exercisable at end of year	2,514,908	29.68	2,242,187	29.93	1,593,047	29.94

The weighted-average remaining contractual life of outstanding options at Dec. 31, 2003, 2002 and 2001 was 7.1 years, 7.4 years and 7.7 years, respectively. Additional information as of Dec. 31, 2003 is as follows:

	Options Outstanding			Options Exercisable

Range of		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price

$16.82	907,714	$16.82	9 years	6,228	$16.82
$27.50-$31.56	3,309,000	29.46	7 years	2,508,680	29.71

The value of the options granted during the year using the Black-Scholes pricing method was as follows:

	2003	2002	2001

Value of options	$1.94	$9.14	$4.30
Volatility	22.8%	40.6%	18.9%
Risk free interest rate	3.5%	5.0%	5.0%
Expected life	7 years	10 years	10 years
Expected dividend yield on date of grant	5.9%	6.0%	6.6%

At Dec. 31, 2003 and 2002, Alliant Energy had 1,745 shares of restricted stock outstanding. Any unvested shares of restricted stock become fully vested upon retirement. Participants’ unvested restricted stock is forfeited when the participant leaves Alliant Energy. Compensation cost is measured at the date of the award based on the fixed number of shares awarded and the market price of the shares at the award date. Compensation cost, which is recognized ratably over the three-year restriction period, was $0, $0.2 million and $0.6 million in 2003, 2002 and 2001, respectively.

The payout to key employees of Corporate Services for performance shares granted through 2002 is contingent upon achievement over a three-year period of specified EPS growth and total return to shareowners of Alliant Energy compared with an investor-owned utility peer group (TSR), and for performance shares granted in 2003 is contingent solely upon TSR. The payout to key employees of Resources is contingent upon achievement over a three-year period of specified Resources EPS growth. Performance shares are paid out in shares of Alliant Energy’s common stock or a combination of cash and stock and are modified by a performance multiplier, which ranges from zero to two, based on the performance criteria. Performance shares have an intrinsic value equal to the quoted market price of a share on the date of payout. Pursuant to APB 25, Alliant Energy accrues the plan expense over the three-year period the services are performed and recognized (income) expense of $4.1 million, ($1.6) million and $2.4 million in 2003, 2002 and 2001, respectively.

(7) COMMON AND PREFERRED STOCK
(a)     Common Stock — The number of shares of common stock issued by Alliant Energy under its various stock plans was as follows:

	2003	2002	2001

Beginning balance	92,304,220	89,682,334	79,010,114
Shares issued:
Public offering	17,250,000	--	9,775,000
Shareowner Direct Plan	970,445	1,877,032	668,379
401(k) Savings Plan	438,245	689,336	161,239
Equity incentive plans	--	55,518	67,602

Ending balance	110,962,910	92,304,220	89,682,334

In July 2003, Alliant Energy completed a public offering of its common stock generating net proceeds of $318 million, which were used to make capital contributions to WP&L of $200 million and IP&L of $118 million in support of their respective generation and reliability initiatives. In November 2001, Alliant Energy completed a public offering of its common stock generating net proceeds of $263 million which were used to repay short-term debt. From January 2001 to June 2001, Alliant Energy satisfied its requirements under the Shareowner Direct Plan (dividend reinvestment and stock purchase plan) by acquiring Alliant Energy common stock on the open market, rather than through original issue. At Dec. 31, 2003 and 2002, Alliant Energy had a total of 4.7 million and 6.8 million shares, respectively, available for issuance in the aggregate, pursuant to its Shareowner Direct Plan, LTEIP, EIP and 401(k) Savings Plan.

Alliant Energy has a Shareowner Rights Plan whereby rights will be exercisable only if a person or group acquires, or announces a tender offer to acquire, 15% or more of Alliant Energy’s common stock. Each right will initially entitle shareowners to buy one-half of one share of Alliant Energy’s common stock. The rights will only be exercisable in multiples of two at an initial price of $95.00 per full share, subject to adjustment. If any shareowner acquires 15% or more of the outstanding common stock of Alliant Energy, each right (subject to limitations) will entitle its holder to purchase, at the right’s then current exercise price, a number of common shares of Alliant Energy or of the acquirer having a market value at the time of twice the right’s per full share exercise price. The Board of Directors is also authorized to reduce the 15% ownership threshold to not less than 10%.

IP&L and WP&L each have dividend payment restrictions based on their respective bond indentures, the terms of their outstanding preferred stock and state regulatory limitations applicable to them. In its December 2003 rate order, the PSCW stated WP&L may not pay annual common stock dividends, including pass-through of subsidiary dividends, in excess of $89 million to Alliant Energy if WP&L’s actual average common equity ratio, on a regulatory financial basis, is or will fall below the authorized level of 54.01%. In accordance with the IUB order authorizing the IP&L merger, IP&L must inform the IUB if its common equity ratio falls below 42% of total capitalization. As of Dec. 31, 2003, IP&L and WP&L were in compliance with all such dividend restrictions.

In 2003, 2002 and 2001, 13, 11 and 14 non-employee directors voluntarily elected to purchase up to 1,000, 1,000 and up to 1,000 shares each of Alliant Energy common stock through the Shareowner Direct Plan utilizing cash compensation received as part of the directors’ compensation program, for a total of $181,000, $337,000 and $338,000, respectively.

(b)     Preferred Stock — In September 2003, IP&L issued 1.6 million shares of preferred stock at $25.00 per share in a public offering and received net proceeds of $39 million. The fair market value of Alliant Energy’s cumulative preferred stock of subsidiaries, based upon the market yield of similar securities and quoted market prices, at Dec. 31, 2003 and 2002 was $286 million and $198 million, respectively. Information related to the carrying value of Alliant Energy’s cumulative preferred stock of subsidiaries, net (none are mandatorily redeemable) at Dec. 31 was as follows (in millions):

Liquidation Preference/	Authorized	Shares
Stated Value	Shares	Outstanding	Series	2003	2002

$25	*	6,000,000	8.375%	$150.0	$150.0
$25	*	1,600,000	7.10%	40.0	--
$100	**	449,765	4.40% - 6.20%	45.0	45.0
$25	**	599,460	6.50%	15.0	15.0

				250.0	210.0
Less: discount				(6.2)	(4.9)

				$243.8	$205.1

* 16,000,000 authorized shares in total. ** 3,750,000 authorized shares in total.

(8) DEBT
(a)     Short-Term Debt — To provide short-term borrowing flexibility and security for commercial paper outstanding, Alliant Energy and its subsidiaries maintain committed bank lines of credit, all of which require a fee. Information regarding short-term debt was as follows (dollars in millions):

	2003	2002

At Dec. 31:
Commercial paper outstanding	$107.5	$195.5
Discount rates on commercial paper	1.2%	1.6-1.9%
Bank facility borrowings	$--	$85.0
Interest rates on bank facility borrowings	N/A	2.3-2.4%
Other borrowings (primarily at foreign subsidiaries)	$21.5	$28.7
Interest rates on other borrowings	5.3-10.8%	5.3-6.9%

For the year ended:
Average amount of short-term debt
(based on daily outstanding balances)	$269.8	$337.9
Average interest rates on short-term debt	2.6%	2.7%

(b)     Long-Term Debt — Substantially all of IP&L’s utility plant is pledged as collateral under one or more of several outstanding indentures. These indentures secure IP&L’s Collateral Trust and First Mortgage Bonds. WP&L’s First Mortgage Bonds are secured by substantially all of its utility plant. IP&L, WP&L and Resources also maintain indentures related to the issuance of unsecured debt securities.

In October 2003 and September 2003, IP&L issued $100 million and $100 million of 6.45% and 5.875% unsecured senior debentures due 2033 and 2018, respectively, and used the majority of the net proceeds to redeem long-term debt. In December 2002, Resources issued $300 million of 9.75% senior notes due 2013 and used the proceeds to repay short-term debt.

Alliant Energy utilized the proceeds from its non-regulated asset sales in 2003 to reduce short-term debt outstanding and also retired various “Non-regulated and other” long-term debt as noted on Alliant Energy’s Consolidated Statements of Capitalization.

Debt maturities for 2004 to 2008 are $69 million, $102 million, $69 million, $199 million and $196 million, respectively. Depending upon market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities.

The carrying value of Alliant Energy’s long-term debt (including current maturities and variable rate demand bonds) at Dec. 31, 2003 and 2002 was $2.2 billion and $2.7 billion, respectively. The fair market value, based upon the market yield of similar securities and quoted market prices, at Dec. 31, 2003 and 2002 was $2.6 billion and $2.9 billion, respectively.

Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on various debt securities issued by Resources. No other Alliant Energy subsidiaries are guarantors of Resources’ debt securities. Alliant Energy does not have any intercompany debt cross-collateralizations or intercompany debt guarantees.

(9) INVESTMENTS AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of Alliant Energy’s current assets and current liabilities approximates fair value because of the short maturity of such financial instruments. Since IP&L and WP&L are subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of their financial instruments may not be realized by Alliant Energy’s shareowners. Information relating to various investments held by Alliant Energy at Dec. 31 that are marked-to-market as a result of SFAS 115 was as follows (in millions):

	2003		2002

		Unrealized		Unrealized
	Carrying/Fair	Gains, Net of	Carrying/Fair	Gains, Net of
	Value	Tax	Value	Tax

Available-for-sale securities:
Nuclear decommissioning trust funds:
Debt securities	$215	$6	$206	$9
Equity securities	167	39	139	13
Total	382	45	345	22
WPC	20	2	N/A	N/A
Various other investments	29	11	21	4
Trading securities (McLeod)	1	N/A	1	N/A

In accordance with SFAS 115, the carrying values of the investments are adjusted to estimated fair value based upon market values at the end of each quarter. Changes in fair value of investments designated as available-for-sale securities are reported in other comprehensive income, and impact current earnings when gains or losses are realized through sale or if a decline in value is determined to be “other-than-temporary.” Changes in fair value of investments designated as trading securities are reflected in earnings in the “Miscellaneous, net” line in the Consolidated Statements of Income.

Nuclear Decommissioning Trust Funds — At Dec. 31, 2003, $110 million, $65 million and $40 million of the debt securities mature in 2004-2010, 2011-2020 and 2021-2040, respectively. The fair value of the nuclear decommissioning trust funds, as reported by the trustee, was adjusted for the tax effect of unrealized gains and losses. In 2003, net unrealized holding gains were recorded as part of regulatory liabilities or as an offset to regulatory assets related to AROs (recorded in 2002 as part of cost of removal obligations). The funds realized gains (losses) from the sales of securities of ($6.0) million, $10.4 million and $2.0 million in 2003, 2002 and 2001, respectively (cost of the investments based on specific identification was $385.6 million, $111.1 million and $169.8 million, respectively, and proceeds from the sales were $379.6 million, $121.5 million and $171.8 million, respectively). In January 2004, WP&L liquidated all of its qualified decommissioning assets into money market funds as a result of the pending Kewaunee sale.

Investment in McLeod — Alliant Energy has investments in the common stock of McLeod, a telecommunications company. On Jan. 31, 2002, McLeod filed a pre-negotiated plan of reorganization in a Chapter 11 bankruptcy proceeding and the trading of McLeod’s common stock was suspended by Nasdaq. Consequently, Alliant Energy discontinued accounting for its investment in McLeod under the provisions of SFAS 115 and reduced the cost basis of its investments to the last quoted market price on Jan. 30, 2002. In June 2002, Alliant Energy received from McLeod under its plan of reorganization an initial distribution of 3.3 million shares of new common stock and classified 0.9 million and 2.4 million shares as trading and available-for-sale securities, respectively. With the receipt of the new McLeod common shares and the resumption of trading on Nasdaq, Alliant Energy resumed accounting for its McLeod investments under SFAS 115 and adjusted its cost basis to the quoted market price on the date the shares were received. As a result of these events, Alliant Energy recognized pre-tax impairment charges in 2002 for available-for-sale securities totaling $27.2 million.

Investments in Foreign Entities — The geographic concentration of Alliant Energy’s significant foreign investments at Dec. 31 was as follows (in millions):

	Brazil	China	New Zealand	Mexico	Total

2003
Unconsolidated	$283	$17	$103	$79	$482
Consolidated	--	178	--	--	178

Total	$283	$195	$103	$79	$660

2002
Unconsolidated	$214	$19	$86	$55	$374
Consolidated	--	161	--	--	161

Total	$214	$180	$86	$55	$535

Brazil — Resources holds a non-controlling interest in five Brazilian electric utility companies through several direct investments accounted for under the equity method of accounting. At Dec. 31, 2003 and 2002, Resources’ direct investments included a 49.9% direct ownership interest in GIPAR, S.A., an electric utility holding company; a 39.4% direct ownership interest in Companhia Forca e Luz Cataguazes — Leopoldina, S.A., an electric utility; a 45.6% direct ownership interest in Energisa, S.A., an energy development company; a 49.9% direct ownership interest in Pbpart — SE 1 Ltda., an electric utility holding company; and a 50.0% direct ownership interest in Usina Termeletrica de Juiz de Fora S.A., a thermal power plant. The increase in Alliant Energy’s foreign investments in Brazil from Dec. 31, 2002 to Dec. 31, 2003 is largely due to the impacts of changes in the Brazil currency exchange rate.

China — Resources’ consolidated investments included a controlling interest in Peak Pacific Investment Company, Ltd., a company that develops investment opportunities in generation infrastructure projects in China, and Anhui New Energy Heat & Power Co., Ltd., a combined heat and power facility. Resources’ unconsolidated investments included a 50.0% ownership interest in Jiaxing JIES Power & Heat Co., Ltd. and a 30.0% ownership interest in Tongxiang TIES Power & Heat Co., Ltd. Both of these combined heat and power facilities are accounted for under the equity method.

New Zealand — Resources’ investments included a 23.8% ownership interest in TrustPower Ltd., a hydro and wind generation utility company, accounted for under the equity method, and several other smaller investments accounted for under the cost method. Based on the exchange rates and trading prices at Dec. 31, 2003 and 2002, the TrustPower Ltd. investment carrying value was $81 million and $65 million, respectively, and the market value was $157 million and $69 million, respectively.

Mexico — Resources’ investment in Mexico consisted of a loan receivable (including accrued interest income) from a Mexican development company. Under provisions of the loan, Resources has agreed to lend up to $65 million to the Mexican development company to build the utility infrastructure of a master planned resort community. The loan accrues interest at 8.75% and is secured by a first lien on the land parcels of the master planned community. Repayment of the loan principal and interest will be based on a portion of the proceeds from the sales, performed by the Mexican development company, of real estate lots in the master planned community and therefore is dependent on the successful development of the project and sale of real estate. Additionally, in the third quarter of 2003, Alliant Energy Servicios de Mexico, S. de R. L. de C. V. and Alliant Energy Operaciones de Mexico S. de R. L. de C. V. began operations in Mexico and provide contract services solely to the resort community’s utility company, which are paid monthly on a cost-plus basis.

Investment in ATC — At Dec. 31, 2003 and 2002, WP&L had ownership interests in ATC of approximately 25% and 27%, respectively, and accounts for this investment under the equity method. At Dec. 31, 2003 and 2002, the carrying value of WP&L’s investment in ATC was $121 million and $112 million, respectively. Pursuant to various agreements, WP&L receives a range of transmission services from ATC. WP&L provides operation, maintenance, and construction services to ATC. WP&L and ATC also bill each other for use of shared facilities owned by each party. ATC billed WP&L $41.3 million, $38.7 million and $36.4 million in 2003, 2002 and 2001, respectively. WP&L billed ATC $12.4 million, $18.1 million and $18.4 million in 2003, 2002 and 2001, and recorded equity earnings of $16.2 million, $14.3 million and $14.6 million in 2003, 2002 and 2001, respectively.

Unconsolidated Equity Investments — Summary financial information from Alliant Energy’s unconsolidated equity investments’ financial statements is as follows (in millions):

	2003	2002 *	2001

Operating revenues	$1,804.9	$1,440.6	$2,214.1
Operating income	220.4	159.8	138.2
Net income	19.8	36.6	52.1
As of Dec. 31:
Current assets	395.1	383.0
Non-current assets	2,488.5	1,976.4
Current liabilities	452.4	435.9
Non-current liabilities	815.4	505.1
Minority interest	172.8	133.4
* Alliant Energy's investment in Cargill-Alliant was sold in 2002.

(10) DERIVATIVE FINANCIAL INSTRUMENTS
(a)     Accounting for Derivative Instruments and Hedging Activities — Alliant Energy records derivative instruments at fair value on the balance sheet as assets or liabilities and changes in the derivatives’ fair values for non-regulated entities in earnings unless specific hedge accounting criteria are met. For IP&L and WP&L, changes in the derivatives’ fair values are generally recorded as regulatory assets or liabilities. At Dec. 31, 2003 and 2002, Alliant Energy had $15.4 million and $6.4 million of derivative assets included in “Other current assets” on its Consolidated Balance Sheets and $17.1 million and $9.1 million of derivative liabilities included in “Other current liabilities” on its Consolidated Balance Sheets, respectively.

In the first quarter of 2001, Alliant Energy recorded a net loss of $12.9 million for a cumulative effect of a change in accounting principle representing the impact of adopting SFAS 133 as of Jan. 1, 2001 at Alliant Energy’s equity method investees. This transition adjustment represents Alliant Energy’s share of the difference between the carrying amount of Southern Hydro’s electric derivative contracts under the applicable accounting principles in effect at Dec. 31, 2000, and the carrying values of these electric derivative contracts as determined in accordance with SFAS 133 as of Jan. 1, 2001. Alliant Energy sold its Southern Hydro business in 2003.

In April 2003, the FASB issued SFAS 149, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. Although SFAS 149 is expected to result in more energy contracts in Alliant Energy’s domestic utility business qualifying as derivatives, changes in the fair value of these derivatives are generally reported as changes in regulatory assets and liabilities rather than being reported currently in earnings, based on the regulatory treatment. SFAS 149 will likely result in more earnings volatility at NG Energy given the majority of its derivatives may not qualify for hedge accounting.

Cash Flow Hedging Instruments — During 2003 and/or 2002, Alliant Energy held various derivative instruments designated as cash flow hedging instruments. WP&L utilized natural gas commodity financial swap arrangements to reduce the impact of price fluctuations on natural gas purchased and injected into storage during the summer months and withdrawn and sold at current market prices during the winter months pursuant to the natural gas cost incentive sharing mechanism with customers in Wisconsin. NG Energy utilizes natural gas commodity derivative instruments to reduce the impact of natural gas price fluctuations on physical natural gas sales from storage. WP&L utilized physical coal purchase contracts, some of which did not qualify for the normal purchase and sale exception, to manage the price of anticipated coal purchases and sales. Treasury rate locks and interest rate swaps were used by Resources to mitigate risk associated with movements in the 10 year treasury yield used to price $300 million of Resources’ senior notes issued in November 2001 and a portion of long-term debt used to finance the 309-MW, non-regulated, tolled, natural gas-fired power plant in Neenah, Wisconsin purchased by Resources in February 2003.

In 2003 and 2002, $0 and a net loss of $0.1 million, respectively, were recognized relating to the amount of hedge ineffectiveness in accordance with SFAS 133. In 2003 and 2002, Alliant Energy did not exclude any components of the derivative instruments’ gain or loss from the assessment of hedge effectiveness and in 2003, Alliant Energy reclassified net gains of $2.9 million into earnings as a result of the discontinuance of hedges. At Dec. 31, 2003, the maximum length of time over which Alliant Energy hedged its exposure to the variability in future cash flows for forecasted transactions was eight months and Alliant Energy estimated that an insignificant amount will be reclassified from accumulated other comprehensive loss into earnings in 2004 as the hedged transactions affect earnings.

Other Derivatives Not Designated in Hedge Relationships — Alliant Energy’s derivatives that were not designated in hedge relationships during 2003 and/or 2002 included the embedded derivative component of Resources’ exchangeable senior notes; electric, coal, gas and oil contracts; and a foreign currency option.

At maturity, the holders of Resources’ exchangeable senior notes are paid the higher of the principal amount of the notes or an amount based on the value of McLeod common stock. SFAS 133 requires that Alliant Energy split the initial value of the notes into debt and derivative components. The payment feature tied to McLeod stock is considered an embedded derivative under SFAS 133 that must be accounted for as a separate derivative instrument. This component is classified as a derivative liability on the Consolidated Balance Sheets. Subsequent changes in the fair value of the option are reflected as increases or decreases in Alliant Energy’s reported net income. The carrying amount of the host debt security, classified as long-term debt, is adjusted for amortization of the debt discount in accordance with the interest method as prescribed by APB 21, “Interest on Receivables and Payables.”

Changes in the fair value of the McLeod shares designated as trading are reflected as increases or decreases in Alliant Energy’s net income. These trading gains or losses are expected to correspond with, and partially offset, changes in the intrinsic value of the embedded derivative component of Resources’ exchangeable senior notes. Changes in the time value portion of the derivative component will result in non-cash increases or decreases to Alliant Energy’s net income. Refer to Note 1(p) for the valuation charges (income) recorded in 2003, 2002 and 2001 related to the exchangeable senior notes and the McLeod trading securities.

Electric contracts were used to manage utility energy costs during supply/demand imbalances. Coal, gas and oil contracts that do not qualify for the normal purchase and sale exception were used to manage the price of anticipated coal, gas and oil purchases and sales. The foreign currency option was used to mitigate fluctuations in Canadian currency rates. Refer to Note 10(d) for additional information on NG Energy’s derivatives.

(b)     Weather Derivatives — Alliant Energy uses weather derivatives to reduce the impact of weather volatility on its domestic utility natural gas sales volumes. In 2003 and 2002, Corporate Services, as agent for IP&L and WP&L, entered into non-exchange traded options based on heating degree days in which Corporate Services receives payment from the counterparty if actual heating degree days are less than the strike price in the contract. Corporate Services paid premiums to enter into these contracts, which are amortized to expense over the contract period. Alliant Energy has used the intrinsic value method to account for these weather derivatives.

(c)     Nuclear Decommissioning Trust Fund Investments — Historically, WP&L has entered into combinations of options to mitigate the effect of significant market fluctuations on its common stock investments in its nuclear decommissioning trust funds. The derivative transactions are designed to protect the portfolio’s value while allowing the funds to earn a total return modestly in excess of long-term expectations over the hedge period. In 2003, fair value changes of these instruments did not impact net income as they were recorded as equally offsetting changes in the investment in nuclear decommissioning trust funds and regulatory liabilities or, for AROs, as an offset to regulatory assets (in 2002 as an offset to cost of removal obligations).

(d)     Energy-trading Contracts — Resources is the majority owner of a natural gas marketing business, NG Energy. NG Energy enters into financial and physical contracts for the sale, purchase, storage, transportation and loan of natural gas. NG Energy accounts for gas in storage at the weighted average cost of gas. NG Energy is impacted by EITF Issue 02-3, which requires that all sales of energy and the related cost of energy purchased under contracts that meet the definition of energy trading contracts and that are derivatives under SFAS 133, must be reflected on a net basis in the income statement for all periods presented. Alliant Energy adopted EITF Issue 02-3 on Jan. 1, 2003 for all of NG Energy’s trading contracts and storage gas acquired prior to Oct. 25, 2002, and reclassified prior period trading contracts on a net basis in the income statement. The impact of transitioning from reporting inventory and existing contracts that were not derivatives under SFAS 133 at fair value to historical cost resulted in a cumulative effect charge of $2.1 million (net of a deferred tax benefit of $1.4 million) in the first quarter of 2003. Any new contracts entered into after Oct. 25, 2002 have been reported on a historical cost basis rather than at fair market value unless the contract meets the definition of a derivative. Commencing Jan. 1, 2003, NG Energy has very few contracts that are accounted for as derivatives under SFAS 133 and that are also classified as trading contracts, therefore almost all of its sales of energy and cost of sales in 2003 are reported on a gross basis. Because substantially all of its contracts prior to 2003 were classified as trading contracts under EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," primarily all of its sales of energy and cost of sales for 2002 and 2001 are reported on a net basis. NG Energy recorded gas revenues and gas costs on Alliant Energy’s Consolidated Statements of Income as follows (in millions):

	2003	2002	2001

Non-regulated operating revenues	$209	$6	$1
Non-regulated operation and maintenance expenses	204	--	--

(11) COMMITMENTS AND CONTINGENCIES
(a)     Construction and Acquisition Expenditures — Certain commitments have been made in connection with 2004 capital expenditures. During 2004, total construction and acquisition expenditures are estimated to be approximately $700 million (unaudited).

(b)     Purchase Obligations — Alliant Energy, through its subsidiaries Corporate Services, IP&L and WP&L, has entered into purchased-power, coal and natural gas supply, transportation and storage contracts. Certain purchased-power commitments are considered operating leases and are therefore not included here, but are included in Note 3. The natural gas supply commitments are all index-based. Alliant Energy expects to supplement its coal and natural gas supplies with spot market purchases as needed. The table includes commitments for “take-or-pay” contracts which result in dollar commitments with no associated tons or Dths. At Dec. 31, 2003, Alliant Energy’s minimum commitments related to its domestic utility business were as follows (dollars and Dths in millions; MWhs and tons in thousands):

	Purchased-power		Coal		Natural gas

	Dollars	MWhs	Dollars	Tons	Dollars	Dths

2004	$38.4	1,032	$109.9	11,905	$84.7	5
2005	2.3	--	85.0	8,596	52.8	--
2006	2.3	--	59.4	6,110	51.4	--
2007	0.1	--	33.2	2,685	39.0	--
2008	0.1	--	19.0	1,078	16.1	--
Thereafter	0.2	--	68.6	153	40.0	--

In addition, Alliant Energy, through its non-regulated business, has entered into coal and natural gas supply, transportation and storage contracts. At Dec. 31, 2003, Alliant Energy’s minimum fuel commitments related to its non-regulated business were $8.9 million, $6.6 million, $4.9 million, $3.8 million, $3.8 million and $55.1 million for 2004, 2005, 2006, 2007, 2008, and 2009 and thereafter, respectively.

Also, at Dec. 31, 2003, Alliant Energy’s other purchase obligations, which represent individual commitments incurred during the normal course of business which exceeded $1 million at Dec. 31, 2003, were $26.4 million for 2004. This excludes lease obligations which are included in Note 3.

(c)     Legal Proceedings — Alliant Energy is involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Although unable to predict the outcome of these matters, Alliant Energy believes that appropriate reserves have been established and final disposition of these actions will not have a material adverse effect on its financial condition or results of operations.

(d)     Guarantees — In accordance with the provisions of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," as of Dec. 31, 2003 and 2002, Alliant Energy had guarantees outstanding to support unconsolidated affiliate and third-party financing arrangements of $5 million and $4 million, respectively. Such guarantees are not included on Alliant Energy’s Consolidated Balance Sheets. At Dec. 31, 2003, the maximum remaining term of the guarantees and the underlying debt was 10 years. Refer to Note 3 for discussion of Alliant Energy’s residual value guarantees of its synthetic leases.

Under the purchase and sale agreement (Meridian Agreement) with Meridian Energy Limited (Meridian) relating to the sale of Alliant Energy’s Australian business, Alliant Energy agreed to indemnify Meridian for losses resulting from the breach of the representations and warranties made by Alliant Energy as of the closing date, and for breach of its obligations under the Meridian Agreement. Based on exchange rates as of Dec. 31, 2003, the indemnification is limited to $223 million until July 2004, and will then be reduced to $64 million until October 2007. Alliant Energy believes the likelihood of having to make any material cash payments under this indemnification is remote.

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

Alliant Energy continues to guarantee the abandonment obligations of WPC under the Point Arguello partnership agreements. As of Dec. 31, 2003, the guarantee does not include a maximum limit, but is currently estimated at approximately $4 million, which is the present value of the abandonment liability. Alliant Energy believes that no payments will be made under this guarantee.

(e)     Environmental Liabilities — Alliant Energy had recorded the following environmental liabilities, and regulatory assets associated with certain of these liabilities, at Dec. 31 (in millions):

Environmental liabilities	2003	2002	Regulatory assets	2003	2002

MGP sites	$45.5	$49.3	MGP sites	$51.1	$54.1
NEPA	5.0	6.6	NEPA	6.2	7.9
Other	0.1	0.2	Other	1.3	2.9

	$50.6	$56.1		$58.6	$64.9

MGP Sites — IP&L and WP&L have current or previous ownership interests in 43 and 14 sites, respectively, previously associated with the production of gas for which they may be liable for investigation, remediation and monitoring costs relating to the sites. IP&L and WP&L have received letters from state environmental agencies requiring no further action at nine and six sites, respectively. IP&L and WP&L are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sites in order to protect public health and the environment.

IP&L and WP&L record environmental liabilities based upon periodic studies, most recently updated in the third quarter of 2003, related to the MGP sites. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures made and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their fair value. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of IP&L’s and WP&L’s sites to be $34 million to $61 million.

Under the current rate making treatment approved by the PSCW, the MGP expenditures of WP&L, net of any insurance proceeds, are deferred and collected from gas customers over a four-year period effective with rates set to recover such amounts. The MPUC also allows the deferral of MGP-related costs applicable to the Minnesota sites and IP&L has been successful in obtaining approval to recover such costs in rates in Minnesota. The IUB has permitted utilities to recover prudently incurred costs. Regulatory assets have been recorded by IP&L and WP&L, which reflect the probable future rate recovery, where applicable. Considering the current rate treatment, and assuming no material change therein, IP&L and WP&L believe that the clean-up costs incurred for these MGP sites will not have a material adverse effect on their respective financial conditions or results of operations. Settlement has been reached with all of IP&L’s and WP&L’s insurance carriers regarding reimbursement for their MGP-related costs.

NEPA — NEPA requires owners of nuclear power plants to pay a special assessment into a “Uranium Enrichment Decontamination and Decommissioning Fund.” The assessment is based upon uranium enrichment services provided in conjunction with prior nuclear fuel purchases. IP&L and WP&L elected to pay their assessment in 15 annual installments. The costs associated with this assessment for IP&L and WP&L are being recovered through EACs and fuel costs, respectively. The final installment payment is scheduled to be made in fall 2006. Alliant Energy continues to pursue relief from this assessment through litigation.

(f)     Decommissioning of DAEC and Kewaunee — Decommissioning expense is included in “Depreciation and amortization” in the Consolidated Statements of Income and the cumulative amount for 2003 is included in “Regulatory liabilities” or, for AROs, is netted in “Regulatory assets” on the Consolidated Balance Sheets. For 2002, the cumulative amount is included in “Cost of removal obligations.” The PSCW, in an order effective Jan. 1, 2002, eliminated WP&L’s recovery from retail customers for the cost to decommission Kewaunee, due to the trust fund being adequately funded. Additional information relating to the decommissioning of DAEC and Kewaunee was as follows (dollars in millions):

	DAEC	Kewaunee

Assumptions relating to current rate recovery amounts (1):
Alliant Energy's share of estimated decommissioning cost	$374.3	$263.2
Year dollars in	2002	2002
Method to develop estimate	Site-specific study	Site-specific study
Annual inflation rate	4.30%	6.50%
Decommissioning method	Prompt dismantling	Prompt dismantling
	and removal	and removal
Year decommissioning to commence	2014	2013
After-tax return on external investments:
Qualified	7.10%	6.12%
Non-qualified	4.70%	5.14%
Current annual rate recovery:
Iowa	$10.6	N/A
Minnesota (interim rates effective July 2003, subject to refund)	$1.0	N/A
FERC	--	$2.9
External trust fund balance at Dec. 31, 2003	$147.9	$233.7
Internal reserve at Dec. 31, 2003	$21.7	$--
After-tax earnings (losses) on external trust funds in 2003	$4.1	($4.7)
(1) Information for DAEC and Kewaunee is related to their most recent IUB order and FERC settlement, respectively.

The current rate recovery amounts for DAEC only include an inflation estimate for three years. Both IP&L and WP&L are funding all rate recoveries for decommissioning into external trust funds and funding on a tax-qualified basis to the extent possible. In 2003, the earnings accumulate in the external trust fund balances and as an offset to regulatory assets for ARO related earnings or regulatory liabilities for non-ARO related earnings. Refer to Note 17 for information regarding the pending sale of WP&L's interest in Kewaunee and Note 18 for information related to the impact of SFAS 143.

(g)     Credit Risk - Alliant Energy's subsidiaries have limited credit exposure from electric and natural gas sales and non-performance of contractual obligations by its counterparties. Alliant Energy maintains credit risk oversight and sets limits and policies with regards to its counterparties, which management believes minimizes its overall credit risk exposure. However, there is no assurance that such policies will protect Alliant Energy against all losses from non-performance by counterparties.

(12) JOINTLY-OWNED ELECTRIC UTILITY PLANT
Under joint ownership agreements with other Iowa and Wisconsin utilities, IP&L and WP&L have undivided ownership interests in jointly-owned electric generating stations. IP&L also has joint ownership agreements related to transmission facilities. Each of the respective owners is responsible for the financing of its portion of the construction costs. KWh generation and operating expenses are divided on the same basis as ownership with each owner reflecting its respective costs in its Consolidated Statements of Income. Information relative to IP&L's and WP&L's ownership interest in these facilities at Dec. 31, 2003 was as follows (dollars in millions):

				Accumulated	Construction
	Fuel	Ownership	Plant in	Provision for	Work In
	Type	Interest %	Service	Depreciation	Progress

IP&L
DAEC	Nuclear	70.0	$576.4	$336.4	$7.1
Ottumwa	Coal	48.0	193.8	122.5	1.1
Neal Unit 4	Coal	25.7	90.1	61.5	1.9
Neal Unit 3	Coal	28.0	62.1	37.4	0.7
Louisa Unit 1	Coal	4.0	25.3	15.6	0.1

			947.7	573.4	10.9

WP&L
Edgewater Unit 5	Coal	75.0	237.0	120.7	0.8
Columbia Energy Center	Coal	46.2	192.5	118.5	2.5
Kewaunee	Nuclear	41.0	175.8	127.6	7.7
Edgewater Unit 4	Coal	68.2	66.8	39.5	1.7

			672.1	406.3	12.7

			$1,619.8	$979.7	$23.6

Refer to Note 17 for information regarding the pending sale of WP&L’s interest in Kewaunee.

(13) SEGMENTS OF BUSINESS Alliant Energy’s principal businesses are:

o	Domestic utility business — includes IP&L and WP&L, serving customers in Iowa, Wisconsin, Minnesota and Illinois, and Alliant Energy’s investments in NMC and TRANSLink (investment has been fully reserved as of Dec. 31, 2003). The domestic utility business is broken down into three segments: a) electric operations, including the impacts of NMC and TRANSLink; b) gas operations; and c) other, which includes the steam business, water business, various other energy-related products and services including construction management services for wind farms and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in “Total Domestic Utility Business.”
o	Non-regulated businesses — represents the operations of Resources, its subsidiaries and Alliant Energy’s investment in Cargill-Alliant (sold in 2002), and is broken down into three segments: a) International (Int’l); b) Integrated Services (ISCO); and c) other, which includes the operations of the Non-regulated Generation and Other Investments business platforms described in Note 1(a); the operations of Resources (the non-regulated holding company); and any non-regulated reconciling/eliminating entries.
o	Other — includes the operations of Alliant Energy (the parent company) and Corporate Services, as well as any Alliant Energy parent company reconciling/eliminating entries.

Alliant Energy’s administrative support services are directly charged to the applicable segment where practicable. In all other cases, administrative support services are allocated to the applicable segment based on Alliant Energy’s corporate services agreements, as prepared and approved pursuant to PUHCA. Intersegment revenues were not material to Alliant Energy’s operations and there was no single customer whose revenues were 10% or more of Alliant Energy’s consolidated revenues. Refer to Note 9 for a breakdown of Alliant Energy’s international investments by country. Certain financial information relating to Alliant Energy’s significant business segments, products and services and geographic information was as follows (in millions):

	Domestic Utility Business				Non-regulated Businesses					Alliant
										Energy
	Electric	Gas	Other	Total	Int'l	ISCO	Other	Total	Other	Consolidated

2003
Operating revenues	$1,917.1	$566.9	$104.2	$2,588.2	$117.5	$382.3	$46.1	$545.9	($5.9)	$3,128.2
Depreciation and amortization	238.8	25.7	3.8	268.3	15.1	8.7	12.9	36.7	0.1	305.1
Operating income (loss)	363.6	42.4	2.5	408.5	11.6	4.1	(11.2)	4.5	(1.3)	411.7
Interest expense, net of AFUDC				82.6	52.1	10.4	35.8	98.3	5.5	186.4
Loss on early extinguishment
of debt				--	--	--	15.2	15.2	1.7	16.9
Equity (income) loss from
unconsolidated investments				(20.9)	(18.1)	(0.3)	20.2	1.8	--	(19.1)
Preferred dividends				16.9	--	--	--	--	--	16.9
Miscellaneous, net				(3.5)	(2.3)	(8.2)	(7.8)	(18.3)	0.9	(20.9)
Income tax expense (benefit)				136.2	(16.7)	0.5	(50.6)	(66.8)	2.4	71.8
Income (loss) from continuing
operations				197.2	(3.4)	1.7	(24.0)	(25.7)	(11.8)	159.7
Income (loss) from discontinued
operations, net of tax				--	44.7	--	(14.9)	29.8	--	29.8
Cumulative effect of changes in
accounting principles, net of tax				--	--	(2.1)	(3.9)	(6.0)	--	(6.0)
Net income (loss)				197.2	41.3	(0.4)	(42.8)	(1.9)	(11.8)	183.5
Total assets	5,007.5	671.3	393.0	6,071.8	751.6	283.9	557.7	1,593.2	110.4	7,775.4
Investments in equity method
subsidiaries	137.0	--	--	137.0	380.1	1.7	23.7	405.5	--	542.5
Construction and acquisition
expenditures	649.5	37.2	3.0	689.7	24.3	4.9	219.3	248.5	(99.3)	838.9

	Domestic Utility Business				Non-regulated Businesses					Alliant
										Energy
	Electric	Gas	Other	Total	Int'l	ISCO	Other	Total	Other	Consolidated

2002
Operating revenues	$1,752.5	$394.0	$85.4	$2,231.9	$99.7	$133.8	$27.9	$261.4	($6.7)	$2,486.6
Depreciation and amortization	225.0	26.1	3.8	254.9	11.2	9.1	6.9	27.2	--	282.1
Operating income (loss)	320.1	26.2	9.0	355.3	11.3	2.0	(14.9)	(1.6)	(0.5)	353.2
Interest expense, net of AFUDC				96.2	39.0	8.4	29.1	76.5	2.3	175.0
Equity (income) loss from
unconsolidated investments				(17.6)	17.1	(0.1)	13.4	30.4	--	12.8
Preferred dividends				6.2	--	--	--	--	--	6.2
Impairment of available-for-sale
securities of McLeodUSA Inc.				--	--	--	27.2	27.2	--	27.2
Miscellaneous, net				(2.4)	4.9	8.3	(8.1)	5.1	(0.6)	2.1
Income tax expense (benefit)				107.1	(12.1)	(6.0)	(42.3)	(60.4)	(4.3)	42.4
Income (loss) from continuing
operations				165.8	(37.6)	(8.6)	(34.2)	(80.4)	2.1	87.5
Income from discontinued
operations, net of tax				--	10.5	--	8.9	19.4	--	19.4
Net income (loss)				165.8	(27.1)	(8.6)	(25.3)	(61.0)	2.1	106.9
Total assets	4,472.2	642.5	383.4	5,498.1	955.1	270.5	1,037.6	2,263.2	52.8	7,814.1
Investments in equity method
subsidiaries	125.4	--	--	125.4	297.1	1.7	27.4	326.2	--	451.6
Construction and acquisition
expenditures	372.4	28.6	4.8	405.8	65.5	14.2	138.6	218.3	32.7	656.8

	Domestic Utility Business				Non-regulated Businesses					Alliant
										Energy
	Electric	Gas	Other	Total	Int'l	ISCO	Other	Total	Other	Consolidated

2001
Operating revenues	$1,756.6	$487.9	$101.8	$2,346.3	$77.1	$192.6	$23.8	$293.5	($5.6)	$2,634.2
Depreciation and amortization	238.1	28.2	3.2	269.5	8.3	13.0	3.5	24.8	--	294.3
Operating income (loss)	313.6	11.2	14.1	338.9	9.1	(0.5)	(9.5)	(0.9)	(1.9)	336.1
Interest expense, net of AFUDC				97.0	54.4	11.2	(1.5)	64.1	9.8	170.9
Equity (income) loss from
unconsolidated investments				(15.6)	4.1	(0.6)	(6.6)	(3.1)	(0.1)	(18.8)
Preferred dividends				6.7	--	--	--	--	--	6.7
Miscellaneous, net				(8.3)	(1.0)	(2.8)	14.0	10.2	(4.6)	(2.7)
Income tax expense (benefit)				94.2	(22.7)	(3.3)	(8.0)	(34.0)	(8.4)	51.8
Income (loss) from continuing
operations				164.9	(25.7)	(5.0)	(7.4)	(38.1)	1.4	128.2
Income from discontinued
operations, net of tax				--	11.3	--	45.8	57.1	--	57.1
Cumulative effect of a change in
accounting principle, net of tax				--	(12.9)	--	--	(12.9)	--	(12.9)
Net income (loss)				164.9	(27.3)	(5.0)	38.4	6.1	1.4	172.4
Total assets	4,014.1	557.6	470.1	5,041.8	817.8	254.3	782.4	1,854.5	75.4	6,971.7
Investments in equity method
subsidiaries	119.2	--	--	119.2	448.3	1.1	31.5	480.9	--	600.1
Construction and acquisition
expenditures	298.7	36.9	5.2	340.8	173.0	31.5	127.7	332.2	40.0	713.0

Products and Services — In 2003, Alliant Energy’s domestic utility electric and gas revenues represented 67% and 19% of consolidated operating revenues, respectively. No other products or services represented more than 10% of Alliant Energy’s consolidated operating revenues in 2003.

Geographic Information

Non-regulated and other - Long Lived Assets

Year	Domestic	Foreign	Total

	(in millions)
2003	$386.7	$199.5	$586.2
2002	359.8	171.6	531.4
2001	196.3	157.9	354.2

(14) GOODWILL AND OTHER INTANGIBLE ASSETS
Alliant Energy adopted SFAS 142 on Jan. 1, 2002, which resulted in goodwill no longer being subject to amortization. Had SFAS 142 been adopted Jan. 1, 2001, net income for 2001 would have increased $4 million and basic and diluted EPS would have increased $0.05 per share. Alliant Energy continues to monitor its equity method investments in accordance with APB 18, "The Equity Method of Accounting for Investments in Common Stock." Certain information regarding net goodwill and other intangible assets included on Alliant Energy’s Consolidated Balance Sheets at Dec. 31 was as follows (in millions):

	2003	2002

Net goodwill:
Deferred charges and other (consolidated investments):
Integrated Services	$46	$47
International	10	10
Investments in unconsolidated foreign entities (equity method investments)
International	17	9
Net other intangible assets:
Deferred charges and other (consolidated investments)	19	19
Investments in unconsolidated foreign entities (equity method investments)	26	22
Investment in ATC and other (equity method investments)	20	25

In February 2003, Resources acquired 100% of an entity that owns a 309-MW, non-regulated, tolled, natural gas-fired power plant in Neenah, Wisconsin for $109 million. Substantially all of the purchase price was allocated to property, plant and equipment and resulted in no goodwill from this acquisition.

(15) SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
All “per share” references refer to earnings per diluted share. Summation of the individual quarters may not equal annual totals due to rounding.

	2003				2002

	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

	(in millions, except per share data)

Operating revenues	$908.2	$659.5	$779.1	$781.4	$583.0	$553.8	$674.1	$675.7
Operating income	76.9	58.2	165.6	110.9	69.2	59.5	131.7	92.9
Income (loss) from continuing operations	14.6	11.8	85.2	48.1	(7.8)	(5.5)	46.6	54.1
Income (loss) from discontinued
operations, net of tax	(9.1)	20.4	18.0	0.5	17.5	11.8	(1.9)	(8.0)
Cumulative effect of changes in
accounting principles, net of tax	(6.0)	--	--	--	--	--	--	--
Net income (loss)	(0.5)	32.2	103.2	48.6	9.7	6.3	44.7	46.1
EPS:
Income (loss) from continuing operations	0.16	0.13	0.78	0.43	(0.09)	(0.06)	0.51	0.59
Income (loss) from discontinued
operations	(0.10)	0.22	0.16	0.01	0.20	0.13	(0.02)	(0.09)
Cumulative effect of changes in
accounting principles	(0.07)	--	--	--	--	--	--	--
Net income (loss)	(0.01)	0.35	0.94	0.44	0.11	0.07	0.49	0.50

(16) DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Alliant Energy announced in November 2002 its commitment to pursue the sale of, or other exit strategies for, certain non-regulated businesses during 2003. Alliant Energy applied the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to certain of its assets which were held for sale. SFAS 144 requires that a long-lived asset classified as held for sale be measured at the lower of its carrying amount or fair value, less costs to sell, and to cease depreciation, depletion and amortization. At Dec. 31, 2002, the assets and liabilities of Alliant Energy’s oil and gas (WPC), Australian (including Southern Hydro), affordable housing and SmartEnergy businesses were classified as held for sale. The operating results for these non-regulated businesses for all periods presented have been separately classified and reported as discontinued operations in Alliant Energy’s Consolidated Financial Statements.

Alliant Energy completed the sale of its Australian, affordable housing and SmartEnergy businesses in the second, third and third quarters of 2003, respectively. In the fourth quarter of 2003, Alliant Energy completed an IPO of WPC, leaving Alliant Energy with an approximate 6% ownership interest in WPC that is accounted for under the cost method as of Dec. 31, 2003.

Prior to the IPO, Alliant Energy and WPC entered into a tax separation and indemnification agreement pursuant to which Alliant Energy and WPC made tax elections with the effect that the tax basis of the assets of WPC’s consolidated tax group were increased based on the sales price of WPC’s shares in the IPO. This increase will be included in income in the consolidated federal income tax return filed by Alliant Energy. WPC has agreed to pay Resources 90% of any tax benefits realized annually due to the increase in tax basis for years ending on or prior to Dec. 31, 2013. Such tax benefits will generally be calculated by comparing WPC’s actual taxes to the taxes that would have been owed by WPC had the increase in basis not occurred. In 2014, WPC will be obligated to pay Resources the present value of the remaining tax benefits assuming all such tax benefits will be realized in future years. As of the IPO closing date, Resources recorded a receivable from WPC based on the estimated present value of the payments expected from WPC. As of Dec. 31, 2003, Resources estimated the present value of these anticipated future tax benefits from WPC was approximately $30 million and has recorded this as a receivable from WPC in “Deferred charges and other” on Alliant Energy’s Consolidated Balance Sheets.

A summary of the components of discontinued operations in Alliant Energy’s Consolidated Statements of Income was as follows (in thousands):

	2003	2002	2001

Operating revenues	$187,677	$231,027	$158,575
Operating expenses (a)	101,084	195,624	105,935
Interest expense and other (pre-tax numbers):
Gain on sale of Australian business	(72,115)	--	--
Loss on sale of affordable housing business	60,685	--	--
Loss on sale of oil and gas business (a)	16,696	--	--
Loss on sale of SmartEnergy business	13,645	--	--
Southern Hydro SFAS 133 income	(14,689)	(16,081)	(15,570)
Other	17,949	38,891	3,122

Income before income taxes	64,422	12,593	65,088
Income tax expense (benefit)	34,597	(6,832)	8,017

Income from discontinued operations, net of tax	$29,825	$19,425	$57,071

(a)

Operating expenses were lower in 2003 as compared to 2002 partially due to Alliant Energy ceasing depreciation, depletion and amortization (DD&A) of its assets held for sale. Ceasing DD&A of WPC’s assets also resulted in a higher carrying value of WPC’s assets and had a direct impact on the amount of loss on the sale.

Alliant Energy’s Australian business entered into electric derivative contracts that were not designated as hedges (as defined by SFAS 133) to manage the electric commodity price risk associated with anticipated sales into the spot market. SFAS 133 income in the previous table reflects the change in the fair value of these electric derivative contracts. In 2002, Alliant Energy recorded a SFAS 142 after-tax non-cash goodwill impairment charge related to SmartEnergy of $4.5 million primarily due to less favorable market conditions. “Income tax expense (benefit)” in the previous table includes $3 million, $10 million and $10 million of affordable housing tax credits earned by Alliant Energy’s affordable housing business during 2003, 2002 and 2001, respectively. These tax credits, along with 2003 income tax impacts of the sales transactions, had a significant impact on the effective tax rate of Alliant Energy’s discontinued operations.

A summary of the components of assets and liabilities of discontinued operations on Alliant Energy’s Consolidated Balance Sheet at Dec. 31, 2002 was as follows (in thousands):

2002

Assets of discontinued operations:
Property, plant and equipment, net	$644,910
Current assets	113,866
Investments	6,824
Deferred charges and other	203,691

Total assets of discontinued operations	$969,291

Liabilities of discontinued operations:
Current liabilities	$73,344
Other long-term liabilities and deferred credits	64,783
Minority interest	124

Total liabilities of discontinued operations	138,251

Net assets of discontinued operations	$831,040

A summary of the components of cash flows for discontinued operations for the years ended Dec. 31 was as follows (in thousands):

	2003	2002	2001

Net cash flows from operating activities	$61,015	$72,820	$44,327
Net cash flows from (used for) financing activities	(43,228)	153,087	41,529
Net cash flows used for investing activities	(33,831)	(215,638)	(88,752)

Net increase (decrease) in cash and temporary cash investments	(16,044)	10,269	(2,896)
Cash and temporary cash investments at beginning of period	16,044	5,775	8,671

Cash and temporary cash investments at end of period	$--	$16,044	$5,775

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$19,517	$14,704	$6,355

Income taxes, net of refunds	($34,618)	($9,002)	($3,331)

(17) PENDING SALE OF WP&L’S INTEREST IN KEWAUNEE
WP&L has signed a definitive agreement to sell its 41% ownership interest in Kewaunee to Richmond, Va.-based Dominion Energy Kewaunee, Inc. (Dominion), a subsidiary of Dominion Resources, Inc. Joint owner of Kewaunee, WPSC, also agreed to sell its 59% ownership interest in Kewaunee to Dominion. Pending various regulatory approvals, including the PSCW and NRC, the transaction is expected to be completed by fall 2004. WP&L anticipates that, based on an expected Nov. 1, 2004 closing date, it will receive approximately $90 million in cash and retain ownership of the trust assets contained in one of the two decommissioning funds it has established to cover the eventual decommissioning of Kewaunee. The fund that will be retained had an after-tax value of $67.3 million on Dec. 31, 2003. The gross cash proceeds from the sale are expected to slightly exceed WP&L’s carrying value of the assets being sold. WP&L has requested deferral of any gain and related costs from the PSCW. Because any gain realized and the retained decommissioning fund will likely be returned to customers in future rate filings, WP&L does not expect this transaction will have a significant impact on its operating results. Dominion will assume responsibility for the eventual decommissioning of Kewaunee and WP&L is required to provide qualified decommissioning trust assets of at least $160.7 million on an after-tax basis. The after-tax value of the qualified fund was $166.3 million on Dec. 31, 2003. In January 2004, WP&L liquidated all of the qualified decommissioning assets into money market funds as a result of the pending Kewaunee sale. At the closing of the sale, WP&L will enter into a long-term purchased-power agreement with Dominion to purchase energy and capacity equivalent to the amounts received had current ownership continued. The purchased-power agreement, which also will require regulatory approval, will extend through 2013 when the plant’s current operating license will expire.

(18) ASSET RETIREMENT OBLIGATIONS
Alliant Energy adopted SFAS 143 on Jan. 1, 2003, which provides accounting and disclosure requirements for AROs associated with long-lived assets. SFAS 143 requires that when an asset is placed in service the present value of retirement costs for which Alliant Energy has a legal obligation must be recorded as liabilities with an equivalent amount added to the asset cost. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss.

The scope of SFAS 143 as it relates to Alliant Energy primarily includes decommissioning costs for DAEC and Kewaunee. The differences between the estimated decommissioning costs disclosed in Note 11(f) for DAEC and Kewaunee and the recorded SFAS 143 liability are primarily related to fuel management costs, non-nuclear demolition costs and the timing of future cash flows. It also applies to a smaller extent to several other domestic utility and non-regulated assets including, but not limited to, active ash landfills, water intake facilities, underground storage tanks, groundwater wells, transmission and distribution equipment, easements, leases and the dismantlement of certain hydro facilities. Other than DAEC and Kewaunee, Alliant Energy’s current AROs are not significant. A reconciliation of the changes in the AROs is depicted below (in millions):

	IP&L	WP&L	Total

Balance at Jan. 1, 2003	$180	$175	$355
Accretion expense	11	13	24
Change in cash flow estimates	(33)	--	(33)

Balance at Dec. 31, 2003	$158	$188	$346

If SFAS 143 had been adopted as of Jan. 1, 2001, IP&L and WP&L would have recorded ARO SFAS 143 liabilities of $180 million and $175 million at Dec. 31, 2002 and $168 million and $161 million at Dec. 31, 2001, respectively. Refer to Note 17 for information regarding the pending sale of WP&L’s interest in Kewaunee.

Upon adoption of SFAS 143, Alliant Energy also recognized a $3.9 million impact as a cumulative effect of a change in accounting principle at WPC (in the fourth quarter of 2003, Alliant Energy completed an IPO of WPC).

At Dec. 31, 2002, prior to the adoption of SFAS 143, Alliant Energy recorded $284.4 million ($121.2 million at IP&L and $163.2 million at WP&L) of legal AROs in “Cost of removal obligations” on the Consolidated Balance Sheet.

(19) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on various debt securities issued by Resources and, as a result, is required to present condensed consolidating financial statements. No Alliant Energy subsidiaries are guarantors of Resources’ debt securities. Alliant Energy’s condensed consolidating financial statements are as follows:

Alliant Energy Corporation Condensed Consolidating Statements of Income for the Years Ended December 31, 2003 and 2002

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Year Ended December 31, 2003	(in thousands)
Operating revenues:
Domestic utility:
Electric	$-	$-	$1,917,068	$-	$1,917,068
Gas	-	-	566,926	-	566,926
Other	-	-	104,194	-	104,194
Non-regulated	-	545,925	331,208	(337,134)	539,999

	-	545,925	2,919,396	(337,134)	3,128,187

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	-	-	730,594	-	730,594
Cost of gas sold	-	-	396,102	-	396,102
Other operation and maintenance	-	-	701,784	-	701,784
Non-regulated operation and maintenance	2,685	498,158	287,677	(295,063)	493,457
Depreciation and amortization	38	36,739	284,597	(16,300)	305,074
Taxes other than income taxes	9	6,502	90,271	(7,340)	89,442

	2,732	541,399	2,491,025	(318,703)	2,716,453

Operating income (loss)	(2,732)	4,526	428,371	(18,431)	411,734

Interest expense and other:
Interest expense	9,115	98,338	106,033	(6,336)	207,150
Loss on early extinguishment of debt	1,633	15,231	-	-	16,864
Equity (income) loss from unconsolidated investments	-	1,790	(20,911)	-	(19,121)
Allowance for funds used during construction	-	-	(20,839)	120	(20,719)
Preferred dividend requirements of subsidiaries	-	-	16,891	-	16,891
Miscellaneous, net	(198,601)	(18,279)	12,659	183,362	(20,859)

	(187,853)	97,080	93,833	177,146	180,206

Income (loss) from continuing operations before income taxes	185,121	(92,554)	334,538	(195,577)	231,528

Income tax expense (benefit)	1,578	(66,877)	138,219	(1,093)	71,827

Income (loss) from continuing operations	183,543	(25,677)	196,319	(194,484)	159,701

Income from discontinued operations, net of tax	-	29,825	-	-	29,825

Income before cumulative effect of changes in
accounting principles	183,543	4,148	196,319	(194,484)	189,526

Cumulative effect of changes in accounting principles, net of tax	-	(5,983)	-	-	(5,983)

Net income (loss)	$183,543	($1,835)	$196,319	($194,484)	$183,543

Year Ended December 31, 2002
Operating revenues:
Domestic utility:
Electric	$-	$-	$1,752,534	$-	$1,752,534
Gas	-	-	393,986	-	393,986
Other	-	-	85,415	-	85,415
Non-regulated	-	261,349	319,119	(325,813)	254,655

	-	261,349	2,551,054	(325,813)	2,486,590

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	-	-	651,813	-	651,813
Cost of gas sold	-	-	248,994	-	248,994
Other operation and maintenance	-	-	623,240	-	623,240
Non-regulated operation and maintenance	2,116	229,571	292,026	(300,324)	223,389
Depreciation and amortization	7	27,214	261,086	(6,209)	282,098
Taxes other than income taxes	-	6,146	99,031	(1,312)	103,865

	2,123	262,931	2,176,190	(307,845)	2,133,399

Operating income (loss)	(2,123)	(1,582)	374,864	(17,968)	353,191

Interest expense and other:
Interest expense	5,640	76,475	112,558	(11,932)	182,741
Equity (income) loss from unconsolidated investments	(941)	31,337	(17,571)	-	12,825
Allowance for funds used during construction	-	-	(8,480)	784	(7,696)
Preferred dividend requirements of subsidiaries	-	-	6,172	-	6,172
Impairment of available-for-sale securities of McLeodUSA Inc.	-	27,218	-	-	27,218
Miscellaneous, net	(109,236)	3,567	8,338	99,405	2,074

	(104,537)	138,597	101,017	88,257	223,334

Income (loss) from continuing operations before income taxes	102,414	(140,179)	273,847	(106,225)	129,857

Income tax expense (benefit)	(4,467)	(60,149)	107,959	(942)	42,401

Income (loss) from continuing operations	106,881	(80,030)	165,888	(105,283)	87,456

Income from discontinued operations, net of tax	-	19,425	-	-	19,425

Net income (loss)	$106,881	($60,605)	$165,888	($105,283)	$106,881

Alliant Energy Corporation Condensed Consolidating Statement of Income for the Year Ended December 31, 2001

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in thousands)
Operating revenues:
Domestic utility:
Electric	$-	$-	$1,756,556	$-	$1,756,556
Gas	-	-	487,877	-	487,877
Other	-	-	101,894	-	101,894
Non-regulated	-	293,440	273,351	(278,888)	287,903

	-	293,440	2,619,678	(278,888)	2,634,230

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	-	-	695,168	-	695,168
Cost of gas sold	-	-	360,911	-	360,911
Other operation and maintenance	-	-	586,550	-	586,550
Non-regulated operation and maintenance	3,609	262,618	263,123	(270,329)	259,021
Depreciation and amortization	-	24,786	269,553	-	294,339
Taxes other than income taxes	-	6,849	103,408	(8,121)	102,136

	3,609	294,253	2,278,713	(278,450)	2,298,125

Operating income (loss)	(3,609)	(813)	340,965	(438)	336,105

Interest expense and other:
Interest expense	14,281	64,091	114,116	(10,480)	182,008
Equity (income) loss from unconsolidated investments	(7,237)	4,138	(15,700)	-	(18,799)
Allowance for funds used during construction	-	-	(11,144)	-	(11,144)
Preferred dividend requirements of subsidiaries	-	-	6,720	-	6,720
Miscellaneous, net	(177,151)	10,247	(12,671)	176,913	(2,662)

	(170,107)	78,476	81,321	166,433	156,123

Income (loss) from continuing operations before income taxes	166,498	(79,289)	259,644	(166,871)	179,982

Income tax expense (benefit)	(5,864)	(36,517)	94,642	(438)	51,823

Income (loss) from continuing operations	172,362	(42,772)	165,002	(166,433)	128,159

Income from discontinued operations, net of tax	-	57,071	-	-	57,071

Income before cumulative effect of a change in
accounting principle	172,362	14,299	165,002	(166,433)	185,230

Cumulative effect of a change in accounting principle, net of tax	-	(12,868)	-	-	(12,868)

Net income	$172,362	$1,431	$165,002	($166,433)	$172,362

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2003

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in thousands)
ASSETS
Property, plant and equipment:
Domestic utility:
Electric plant in service	$-	$-	$5,707,478	$-	$5,707,478
Other plant in service	-	-	1,184,779	-	1,184,779
Accumulated depreciation	-	-	(2,985,285)	-	(2,985,285)
Construction work in progress:
Emery generating facility	-	-	304,332	-	304,332
Other	-	-	152,684	-	152,684
Other, net	-	-	68,611	-	68,611

Total domestic utility	-	-	4,432,599	-	4,432,599

Non-regulated and other, net:
Non-regulated Generation	-	204,480	-	-	204,480
Other	-	313,118	68,719	(111)	381,726

Total non-regulated and other	-	517,598	68,719	(111)	586,206

	-	517,598	4,501,318	(111)	5,018,805

Current assets:
Cash and temporary cash investments	35,776	144,361	62,144	-	242,281
Accounts receivable, net	6,581	90,442	225,783	(64,024)	258,782
Income tax refunds receivable	9,127	7,122	51,927	(47,298)	20,878
Gas stored underground, at average cost	-	41,666	49,298	-	90,964
Regulatory assets	-	-	61,777	-	61,777
Other	4,456	49,432	157,991	(3,658)	208,221

	55,940	333,023	608,920	(114,980)	882,903

Investments:
Consolidated subsidiaries	2,324,030	-	10	(2,324,040)	-
Investments in unconsolidated foreign entities	-	481,525	-	-	481,525
Other	12,422	86,440	543,173	-	642,035

	2,336,452	567,965	543,183	(2,324,040)	1,123,560

Deferred charges and other	4,146	174,614	613,446	(42,028)	750,178

Total assets	$2,396,538	$1,593,200	$6,266,867	($2,481,159)	$7,775,446

Alliant Energy Corporation Condensed Consolidating Balance Sheet (Continued) as of December 31, 2003

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

CAPITALIZATION AND LIABILITIES	(in thousands)
Capitalization:
Common stock and additional paid-in capital	$1,644,682	$232,743	$1,274,663	($1,507,406)	$1,644,682
Retained earnings	840,417	113,004	810,149	(923,153)	840,417
Accumulated other comprehensive loss	(106,415)	(69,102)	(37,313)	106,415	(106,415)
Shares in deferred compensation trust	(7,370)	-	-	-	(7,370)

Total common equity	2,371,314	276,645	2,047,499	(2,324,144)	2,371,314

Cumulative preferred stock of subsidiaries, net	-	-	243,803	-	243,803
Long-term debt, net (excluding current portion)	-	874,079	1,249,219	-	2,123,298

	2,371,314	1,150,724	3,540,521	(2,324,144)	4,738,415

Current liabilities:
Current maturities and sinking funds	-	7,281	62,000	-	69,281
Commercial paper	-	-	107,500	-	107,500
Other short-term borrowings	-	21,833	905	(1,243)	21,495
Accrued interest	2,499	18,077	23,386	-	43,962
Accrued taxes	5,549	46,421	66,163	(47,298)	70,835
Other	14,001	124,456	469,018	(66,439)	541,036

	22,049	218,068	728,972	(114,980)	854,109

Other long-term liabilities and deferred credits:
Regulatory liabilities	-	-	632,230	-	632,230
Asset retirement obligations	-	-	345,680	-	345,680
Other	3,175	171,866	1,019,464	(42,035)	1,152,470

	3,175	171,866	1,997,374	(42,035)	2,130,380

Minority interest	-	52,542	-	-	52,542

Total capitalization and liabilities	$2,396,538	$1,593,200	$6,266,867	($2,481,159)	$7,775,446

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2002

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in thousands)
Property, plant and equipment:
Domestic utility:
Electric plant in service	$-	$-	$5,295,381	$-	$5,295,381
Other plant in service	-	-	1,143,578	-	1,143,578
Accumulated depreciation	-	-	(2,791,891)	-	(2,791,891)
Construction work in progress:
Emery generating facility	-	-	10,651	-	10,651
Other	-	-	252,445	-	252,445
Other, net	-	-	68,340	-	68,340

Total domestic utility	-	-	3,978,504	-	3,978,504

Non-regulated and other, net:
Non-regulated Generation	-	156,699	-	-	156,699
Other	-	299,355	75,503	(111)	374,747

Total non-regulated and other	-	456,054	75,503	(111)	531,446

	-	456,054	4,054,007	(111)	4,509,950

Current assets:
Cash and temporary cash investments	4	47,236	15,619	-	62,859
Accounts receivable, net	9,034	78,590	210,728	(118,208)	180,144
Income tax refunds receivable	18,175	72,882	6,412	-	97,469
Gas stored underground, at average cost	-	26,668	36,129	-	62,797
Regulatory assets	-	-	46,076	-	46,076
Assets of discontinued operations	-	969,291	-	-	969,291
Other	245,423	54,444	181,723	(244,764)	236,826

	272,636	1,249,111	496,687	(362,972)	1,655,462

Investments:
Consolidated subsidiaries	1,817,341	-	10	(1,817,351)	-
Investments in unconsolidated foreign entities	-	373,816	-	-	373,816
Other	11,660	56,357	494,867	-	562,884

	1,829,001	430,173	494,877	(1,817,351)	936,700

Deferred charges and other	-	127,834	611,721	(27,583)	711,972

Total assets	$2,101,637	$2,263,172	$5,657,292	($2,208,017)	$7,814,084

Alliant Energy Corporation Condensed Consolidating Balance Sheet (Continued) as of December 31, 2002

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

CAPITALIZATION AND LIABILITIES	(in thousands)
Capitalization:
Common stock and additional paid-in capital	$1,294,842	$232,743	$906,261	($1,139,004)	$1,294,842
Retained earnings	758,187	114,838	773,556	(888,394)	758,187
Accumulated other comprehensive loss	(209,943)	(166,947)	(42,996)	209,943	(209,943)
Shares in deferred compensation trust	(6,896)	-	-	-	(6,896)

Total common equity	1,836,190	180,634	1,636,821	(1,817,455)	1,836,190

Cumulative preferred stock of subsidiaries, net	-	-	205,063	-	205,063
Long-term debt, net (excluding current portion)	24,000	1,290,205	1,295,598	-	2,609,803

	1,860,190	1,470,839	3,137,482	(1,817,455)	4,651,056

Current liabilities:
Current maturities and sinking funds	-	41,511	5,080	-	46,591
Commercial paper	135,500	-	60,000	-	195,500
Other short-term borrowings	85,000	194,482	79,003	(244,764)	113,721
Accrued interest	2,496	8,726	23,597	-	34,819
Accrued taxes	9,743	13,655	82,123	-	105,521
Liabilities of discontinued operations	-	138,251	-	-	138,251
Other	5,457	168,206	432,452	(118,208)	487,907

	238,196	564,831	682,255	(362,972)	1,122,310

Other long-term liabilities and deferred credits:
Regulatory liabilities	-	-	94,300	-	94,300
Cost of removal obligations	-	-	781,516	-	781,516
Other	3,251	184,077	961,739	(27,590)	1,121,477

	3,251	184,077	1,837,555	(27,590)	1,997,293

Minority interest	-	43,425	-	-	43,425

Total capitalization and liabilities	$2,101,637	$2,263,172	$5,657,292	($2,208,017)	$7,814,084

Alliant Energy Corporation Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2003

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in thousands)

Net cash flows from (used for) operating activities	$199,469	($58,253)	$490,149	($211,375)	$419,990

Cash flows from (used for) financing activities:
Common stock dividends	(101,313)	-	(159,725)	159,725	(101,313)
Proceeds from issuance of common stock	345,606	-	-	-	345,606
Proceeds from issuance of preferred stock of subsidiary	-	-	38,738	-	38,738
Proceeds from issuance of other long-term debt	-	63,623	275,000	-	338,623
Reductions in other long-term debt	(24,000)	(77,253)	(266,530)	-	(367,783)
Net change in commercial paper and other short-term borrowings	23,020	(172,649)	(30,597)	-	(180,226)
Other	(3,395)	(16,363)	331,703	(351,510)	(39,565)

Net cash flows from (used for) financing activities	239,918	(202,642)	188,589	(191,785)	34,080

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Domestic utility business	-	-	(689,655)	108,847	(580,808)
Non-regulated businesses	-	(248,517)	-	-	(248,517)
Corporate Services and other	(50)	-	(9,518)	-	(9,568)
Proceeds from asset sales	-	610,171	21,721	(108,847)	523,045
Other	(403,565)	(3,634)	45,239	403,160	41,200

Net cash flows from (used for) investing activities	(403,615)	358,020	(632,213)	403,160	(274,648)

Net increase in cash and temporary cash investments	35,772	97,125	46,525	-	179,422

Cash and temporary cash investments at beginning of period	4	47,236	15,619	-	62,859

Cash and temporary cash investments at end of period	$35,776	$144,361	$62,144	$ -	$242,281

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$9,112	$85,421	$104,049	$ -	$198,582

Income taxes, net of refunds	($27,291)	($86,638)	$131,417	$ -	$17,488

Noncash investing and financing activities:
Debt repaid directly by buyer in the sale of Australian business	$ -	$127,595	$ -	$ -	$127,595

Debt assumed by buyer of affordable housing business	$ -	$87,986	$ -	$ -	$87,986

Capital lease obligations incurred	$ -	$ -	$14,801	$ -	$14,801

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows for the Years Ended December 31, 2002 and 2001

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Year Ended December 31, 2002	(in thousands)

Net cash flows from operating activities	$107,594	$100,414	$458,785	($111,455)	$555,338

Cash flows from (used for) financing activities:
Common stock dividends	(180,987)	-	(141,435)	141,435	(180,987)
Proceeds from issuance of common stock	56,066	-	-	-	56,066
Proceeds from issuance of preferred stock of subsidiary	-	-	144,602	-	144,602
Redemption of preferred stock of subsidiary	-	-	(56,389)	-	(56,389)
Net change in Resources' credit facility	-	(383,610)	-	-	(383,610)
Proceeds from issuance of other long-term debt	-	300,023	-	-	300,023
Reductions in other long-term debt	-	(20,258)	(560)	-	(20,818)
Net change in commercial paper and other short-term borrowings	76,106	153,795	(31,695)	1,939	200,145
Other	1,417	21,707	105,431	(115,350)	13,205

Net cash flows from (used for) financing activities	(47,398)	71,657	19,954	28,024	72,237

Cash flows used for investing activities:
Construction and acquisition expenditures:
Domestic utility business	-	-	(405,761)	-	(405,761)
Non-regulated businesses	-	(218,242)	-	-	(218,242)
Corporate Services and other	(50)	-	(32,699)	-	(32,749)
Proceeds from asset sales	19,349	8,294	-	-	27,643
Other	(85,872)	24,876	(27,867)	85,370	(3,493)

Net cash flows used for investing activities	(66,573)	(185,072)	(466,327)	85,370	(632,602)

Net increase (decrease) in cash and temporary cash investments	(6,377)	(13,001)	12,412	1,939	(5,027)

Cash and temporary cash investments at beginning of period	6,381	60,237	3,207	(1,939)	67,886

Cash and temporary cash investments at end of period	$4	$47,236	$15,619	$-	$62,859

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$5,244	$74,922	$103,969	$-	$184,135

Income taxes, net of refunds	($2,183)	($44,743)	$77,575	$-	$30,649

Noncash investing and financing activities:
Capital lease obligations incurred	$-	$-	$19,101	$-	$19,101

Year Ended December 31, 2001

Net cash flows from (used for) operating activities	$155,559	($2,855)	$453,795	($173,153)	$433,346

Cash flows from (used for) financing activities:
Common stock dividends	(158,231)	-	(140,789)	140,789	(158,231)
Proceeds from issuance of common stock	288,553	-	-	-	288,553
Net change in Resources' credit facility	-	63,110	-	-	63,110
Proceeds from issuance of other long-term debt	-	313,530	200,000	-	513,530
Reductions in other long-term debt	-	(9,249)	(136,110)	-	(145,359)
Net change in commercial paper and other short-term borrowings	(265,496)	(54,953)	-	-	(320,449)
Other	46,777	(79,118)	(16,850)	(30,888)	(80,079)

Net cash flows from (used for) financing activities	(88,397)	233,320	(93,749)	109,901	161,075

Cash flows used for investing activities:
Construction and acquisition expenditures:
Domestic utility business	-	-	(340,789)	-	(340,789)
Non-regulated businesses	-	(332,183)	-	-	(332,183)
Corporate Services	-	-	(40,019)	-	(40,019)
Proceeds from asset sales	-	32,117	75,817	-	107,934
Other	(61,355)	4,553	(54,015)	61,313	(49,504)

Net cash flows used for investing activities	(61,355)	(295,513)	(359,006)	61,313	(654,561)

Net increase (decrease) in cash and temporary cash investments	5,807	(65,048)	1,040	(1,939)	(60,140)

Cash and temporary cash investments at beginning of period	574	125,285	2,167	-	128,026

Cash and temporary cash investments at end of period	$6,381	$60,237	$3,207	($1,939)	$67,886

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$12,461	$60,767	$107,123	$-	$180,351

Income taxes, net of refunds	($10,258)	($32,015)	$113,168	$-	$70,895

Noncash investing and financing activities:
Capital lease obligations incurred and other	$-	$-	$19,967	$-	$19,967

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareowners of Interstate Power and Light Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Interstate Power and Light Company and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows and changes in common equity for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 18 to the consolidated financial statements, on January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations."

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
March 3, 2004

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002	2001

	(in thousands)
Operating revenues:
Electric utility	$1,006,982	$964,854	$1,003,106
Gas utility	294,549	214,895	281,014
Steam and other	69,676	62,661	68,491

	1,371,207	1,242,410	1,352,611

Operating expenses:
Electric production fuel and purchased power	320,852	299,274	357,140
Cost of gas sold	209,817	138,875	207,088
Other operation and maintenance	406,685	383,561	375,544
Depreciation and amortization	163,401	146,137	148,494
Taxes other than income taxes	51,058	64,846	62,783

	1,151,813	1,032,693	1,151,049

Operating income	219,394	209,717	201,562

Interest expense and other:
Interest expense	65,390	63,672	64,558
Allowance for funds used during construction	(16,695)	(5,057)	(6,391)
Interest income and other	(1,301)	(2,069)	(7,638)

	47,394	56,546	50,529

Income before income taxes	172,000	153,171	151,033

Income taxes	71,282	62,294	52,967

Net income	100,718	90,877	98,066

Preferred dividend requirements	13,581	2,862	3,410

Earnings available for common stock	$87,137	$88,015	$94,656

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2003	2002

	(in thousands)
Property, plant and equipment:
Electric plant in service	$3,705,472	$3,451,547
Gas plant in service	345,238	326,470
Steam plant in service	60,184	59,737
Other plant in service	202,519	195,328
Accumulated depreciation	(1,845,686)	(1,744,176)

Net plant	2,467,727	2,288,906
Construction work in progress:
Emery generating facility	304,332	10,651
Other	85,484	155,699
Other, less accumulated depreciation of $2,941 and $2,712	52,894	50,529

	2,910,437	2,505,785

Current assets:
Cash and temporary cash investments	2,062	6,076
Accounts receivable:
Customer, less allowance for doubtful accounts of $1,262 and $894	18,035	42,647
Associated companies	2,556	62,705
Other, less allowance for doubtful accounts of $145 and $388	51,775	27,898
Income tax refunds receivable	34,838	6,412
Accumulated deferred income taxes	-	17,494
Production fuel, at average cost	28,269	36,852
Materials and supplies, at average cost	30,904	28,821
Gas stored underground, at average cost	25,021	19,450
Regulatory assets	37,552	18,077
Prepayments and other	10,619	7,529

	241,631	273,961

Investments:
Nuclear decommissioning trust funds	147,859	121,158
Other	14,233	13,492

	162,092	134,650

Other assets:
Regulatory assets	243,317	199,691
Deferred charges and other	41,563	44,608

	284,880	244,299

Total assets	$3,599,040	$3,158,695

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
CAPITALIZATION AND LIABILITIES	2003	2002

	(in thousands, except share amounts)
Capitalization (See Consolidated Statements of Capitalization):
Common stock - $2.50 par value - authorized 24,000,000 shares;
13,370,788 shares outstanding	$33,427	$33,427
Additional paid-in capital	646,077	477,701
Retained earnings	372,421	374,428
Accumulated other comprehensive loss	(17,078)	(18,887)

Total common equity	1,034,847	866,669

Cumulative preferred stock	183,840	145,100
Long-term debt (excluding current portion)	837,810	827,389

	2,056,497	1,839,158

Current liabilities:
Current maturities and sinking funds	-	5,080
Commercial paper	107,500	-
Accounts payable	124,336	83,126
Accounts payable to associated companies	22,492	25,137
Accrued interest	15,412	14,628
Accrued taxes	58,272	62,135
Accumulated refueling outage provision	4,957	13,845
Other	47,972	40,946

	380,941	244,897

Other long-term liabilities and deferred credits:
Accumulated deferred income taxes	351,857	330,802
Accumulated deferred investment tax credits	27,614	31,135
Regulatory liabilities	404,274	78,995
Asset retirement obligations	158,322	-
Pension and other benefit obligations	91,925	88,449
Cost of removal obligations	-	419,195
Other	127,610	126,064

	1,161,602	1,074,640

Commitments and contingencies (Note 11)

Total capitalization and liabilities	$3,599,040	$3,158,695

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001

	(in thousands)
Cash flows from operating activities:
Net income	$100,718	$90,877	$98,066
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	163,401	146,137	148,494
Amortization of leased nuclear fuel	11,843	14,781	12,702
Amortization of deferred energy efficiency expenditures	3,346	3,956	17,032
Deferred tax expense (benefits) and investment tax credits	35,145	18,735	(15,155)
Refueling outage provision	(8,888)	8,232	(3,628)
Other	(5,633)	641	93
Other changes in assets and liabilities:
Accounts receivable	20,884	(79,086)	53,640
Sale of accounts receivable	40,000	(4,000)	25,000
Income tax refunds receivable	(28,426)	-	(1,251)
Accounts payable	3,448	31,171	(41,885)
Adjustment clause balances	(14,626)	(7,881)	25,962
Manufactured gas plants insurance refunds	-	-	(21,541)
Other	706	26,867	8,419

Net cash flows from operating activities	321,918	250,430	305,948

Cash flows from (used for) financing activities:
Common stock dividends	(89,144)	(81,790)	(80,340)
Preferred stock dividends	(13,581)	(2,862)	(3,410)
Capital contribution from parent	168,780	60,000	-
Proceeds from issuance of preferred stock	38,738	144,602	-
Redemption of preferred stock	-	(56,389)	-
Proceeds from issuance of long-term debt	200,000	-	200,000
Reductions in long-term debt	(196,530)	(560)	(89,110)
Net change in short-term borrowings	107,500	(38,047)	(131,266)
Principal payments under capital lease obligations	(13,343)	(14,328)	(9,122)
Other	3,735	(4,340)	11,162

Net cash flows from (used for) financing activities	206,155	6,286	(102,086)

Cash flows used for investing activities:
Utility construction expenditures	(537,995)	(247,815)	(193,757)
Nuclear decommissioning trust funds	(11,215)	(6,831)	(6,008)
Other	17,123	3,919	(4,073)

Net cash flows used for investing activities	(532,087)	(250,727)	(203,838)

Net increase (decrease) in cash and temporary cash investments	(4,014)	5,989	24

Cash and temporary cash investments at beginning of period	6,076	87	63

Cash and temporary cash investments at end of period	$2,062	$6,076	$87

Supplemental cash flows information:
Cash paid during the period for:
Interest	$65,180	$64,430	$63,886

Income taxes, net of refunds	$63,075	$39,024	$61,134

Noncash investing and financing activities:
Capital lease obligations incurred and other	$14,801	$19,101	$19,967

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
	2003	2002

	(in thousands, except share amounts)

Common equity (See Consolidated Balance Sheets)	$1,034,847	$866,669

Cumulative preferred stock:
Cumulative, liquidation preference $25 per share, not mandatorily redeemable
- authorized 16,000,000 shares:
8.375% series, 6,000,000 shares outstanding	150,000	150,000
7.10% series, 1,600,000 shares outstanding	40,000	-

	190,000	150,000
Less: discount	(6,160)	(4,900)

	183,840	145,100

Long-term debt:
Collateral Trust Bonds:
7.25% series, due 2006	60,000	60,000
6-7/8% series, due 2007	55,000	55,000
6% series, due 2008	50,000	50,000
7% series, due 2023	50,000	50,000
5.5% series, due 2023	19,400	19,400

	234,400	234,400
First Mortgage Bonds:
8% series, due 2007	25,000	25,000
7-5/8% series, retired in 2003	-	94,000
7-1/4% series, retired in 2003	-	27,450
8-5/8% series, retired in 2003	-	20,000

	25,000	166,450
Pollution Control Revenue Bonds:
2.50%, due 2005	2,650	2,650
3.60%, due 2008	2,300	2,300
6.25%, due 2009	1,000	1,000
6.30%, due 2010	5,600	5,600
Variable rate (2.4% at Dec. 31, 2003), due 2010, partially retired in 2003	7,700	10,100
Variable/fixed rate series 1999 (4.05% to 4.20% through 2004),
due 2010 to 2013	10,950	10,950
6.35%, due 2012	5,650	5,650
Variable/fixed rate series 1998 (3.6% through 2008), due 2023	10,000	10,000
5.75%, retired in 2003	-	2,680

	45,850	50,930

Senior debentures, 6-5/8%, due 2009	135,000	135,000
Senior debentures, 6-3/4%, due 2011	200,000	200,000
Senior debentures, 5.875%, due 2018	100,000	-
Senior debentures, 6.45%, due 2033	100,000	-
Subordinated deferrable interest debentures, 7-7/8%, retired in 2003	-	50,000

	840,250	836,780

Less:
Current maturities	-	(5,080)
Unamortized debt discount, net	(2,440)	(4,311)

	837,810	827,389

Total capitalization	$2,056,497	$1,839,158

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Common
	Stock	Capital	Earnings	Loss	Equity

	(in thousands)
2001:
Beginning balance (a)	$33,427	$421,953	$353,887	($18)	$809,249
Earnings available for common stock			94,656		94,656
Reclassification adjustment for losses included
in earnings available for common stock
related to derivatives qualified as hedges,
net of tax of ($12)				18	18
Minimum pension liability adjustment, net of
tax of ($1,469)				(2,131)	(2,131)

Total comprehensive income					92,543
Common stock dividends			(80,340)		(80,340)
Amortization of preferred stock issuance
costs and other		508			508

Ending balance	33,427	422,461	368,203	(2,131)	821,960
2002:
Earnings available for common stock			88,015		88,015
Minimum pension liability adjustment, net of
tax of ($11,844)				(16,756)	(16,756)

Total comprehensive income					71,259
Common stock dividends			(81,790)		(81,790)
Capital contribution from parent		60,000			60,000
Redemption of preferred stock		(4,212)			(4,212)
Amortization of preferred stock issuance
costs and other		(548)			(548)

Ending balance	33,427	477,701	374,428	(18,887)	866,669
2003:
Earnings available for common stock			87,137		87,137
Minimum pension liability adjustment, net of
tax of $1,262				1,809	1,809

Total comprehensive income					88,946
Common stock dividends			(89,144)		(89,144)
Capital contribution from parent		168,780			168,780
Preferred stock issuance costs		(404)			(404)

Ending balance	$33,427	$646,077	$372,421	($17,078)	$1,034,847

(a)	Accumulated other comprehensive loss at January 1, 2001 consisted entirely of net unrealized losses on qualifying derivatives.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as modified below, the Alliant Energy “Notes to Consolidated Financial Statements” are incorporated by reference insofar as they relate to IP&L and incorporate the disclosures relating to IP&L contained in the following notes of the Alliant Energy “Notes to Consolidated Financial Statements”:

Summary of Significant Accounting Policies	Note 1(a) 3rd and 4th paragraphs, 1(b) to 1(d), 1(f) to 1(j), 1(l), 1(n), 1(o)
Leases	Note 3
Sales of Accounts Receivable	Note 4
Benefit Plans	Note 6(a) 1st, 2nd, 7th, 9th through 11th, and 13th paragraphs
Common and Preferred Stock	Note 7
Debt	Note 8(a) and 8(b) 1st and 2nd paragraphs
Investments	Note 9 1st paragraph
Derivative Financial Instruments	Note 10(a) 1st and 3rd paragraphs, "Other Derivatives Not Designated in
Hedge Relationships" 1st and 4th paragraphs; 10(b)
Commitments and Contingencies	Note 11(b) 1st paragraph, 11(c), 11(e) "MGP Sites" and "NEPA," 11(f),11(g)
Jointly-Owned Electric Utility Plant	Note 12
Asset Retirement Obligations	Note 18

The notes that follow herein set forth additional specific information for IP&L and are numbered to be consistent with the Alliant Energy “Notes to Consolidated Financial Statements.”

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)     General — The consolidated financial statements include the accounts of IP&L and its consolidated subsidiaries. IP&L is a direct subsidiary of Alliant Energy and is engaged principally in the generation, transmission, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and the provision of steam and various other energy-related services including construction management services for wind farms. IP&L’s primary service territories are Iowa, Minnesota and Illinois.

The merger of IPC with and into IESU was approved by their respective shareowners in April 2001 and by the SEC in October 2001. The merger was effective Jan. 1, 2002 and IESU changed its name to IP&L. IPC and IESU were both wholly-owned operating subsidiaries of Alliant Energy. As such, the transaction was accounted for as a common control merger. The consolidated financial statements and notes to consolidated financial statements illustrate the impact of the merger as if it had occurred as of Jan. 1, 2001.

(c)     Regulatory Assets and Liabilities — At Dec. 31, 2003 and 2002, regulatory assets and liabilities were comprised of the following items (in millions):

	Regulatory Assets		Regulatory Liabilities

	2003	2002	2003	2002

Tax-related	$163.8	$152.6	$74.1	$69.2
Environmental-related	42.4	45.9	4.2	4.5
Asset retirement obligations	20.5	--	--	--
Energy efficiency program costs	13.9	8.1	--	--
Cost of removal obligations	--	--	325.9	--
Other	40.3	11.2	3.9	5.3

	$280.9	$217.8	$408.1	$79.0

(3) LEASES
IP&L’s operating lease rental expenses for 2003, 2002 and 2001 were $9.9 million, $12.4 million and $11.7 million, respectively. The synthetic leases relate to the financing of utility railcars. These leases do not meet the consolidation requirements per FIN 46 and were not included on IP&L’s Consolidated Balance Sheets. IP&L has guaranteed the residual value of its synthetic leases totaling $7 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease with remaining terms up to six years. Residual value guarantees have been included in the future minimum lease payments noted in the following table (in millions):

									Present
								Less:	value of net
								amount	minimum
								representing	capital lease
	2004	2005	2006	2007	2008	Thereafter	Total	interest	payments

Operating leases	$8.8	$7.2	$5.8	$4.5	$4.3	$37.2	$67.8	n/a	n/a
Synthetic leases	0.4	5.1	0.3	0.3	0.3	2.2	8.6	n/a	n/a
Capital leases	16.9	13.5	40.0	5.6	4.6	1.1	81.7	$9.0	$72.7

(4) UTILITY ACCOUNTS RECEIVABLE
At Dec. 31, 2003 and 2002, IP&L had sold $126 million and $86 million of receivables, respectively. In 2003, 2002 and 2001, IP&L received $1.0 billion, $1.1 billion and $1.1 billion, respectively, in aggregate proceeds from the sale of accounts receivable. IP&L paid fees associated with these sales of $1.4 million, $2.0 million and $3.9 million in 2003, 2002 and 2001, respectively.

(5) INCOME TAXES
The components of income taxes for IP&L were as follows (in millions):

	2003	2002	2001

Current tax expense:
Federal	$31.6	$28.2	$57.3
State	5.1	17.8	11.0
Deferred tax expense (benefit):
Federal	32.5	22.8	(9.7)
State	6.2	(0.7)	(2.1)
Research and development tax credits	(0.4)	(2.2)	--
Amortization of investment tax credits and other	(3.7)	(3.6)	(3.5)

	$71.3	$62.3	$53.0

Alliant Energy files a consolidated federal income tax return. Under the terms of an agreement between Alliant Energy and its subsidiaries, the subsidiaries calculate their respective federal income tax provisions and make payments to or receive payments from Alliant Energy as if they were separate taxable entities.

IP&L realized net benefits of $8.5 million, $2.4 million and $3.9 million related to state apportionment and allocation of parent tax benefits in 2003, 2002 and 2001, respectively.

The overall effective income tax rates shown in the following table were computed by dividing total income tax expense by income before income taxes.

	2003	2002	2001

Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of rate making on property related differences	6.3	1.3	3.9
State income taxes, net of federal tax benefits	3.6	7.0	4.5
Adjustment of prior period taxes	0.6	0.8	(5.5)
Amortization of investment tax credits	(2.1)	(2.2)	(2.5)
Other items, net	(2.0)	(1.2)	(0.3)

Overall effective income tax rate	41.4%	40.7%	35.1%

The accumulated deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at Dec. 31 arise from the following temporary differences (in millions):

	2003			2002

	Deferred	Deferred Tax		Deferred	Deferred Tax
	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net

Property related	($10.2)	$472.9	$462.7	($15.0)	$433.9	$418.9
Other	(108.4)	--	(108.4)	(105.6)	--	(105.6)

Total	($118.6)	$472.9	$354.3	($120.6)	$433.9	$313.3

	2003	2002

Current assets - Accumulated deferred income taxes	$--	($17.5)
Current liabilities - Other	2.4	--
Other long-term liabilities and deferred credits -
Accumulated deferred income taxes	351.9	330.8

Total deferred tax liabilities	$354.3	$313.3

(6) BENEFIT PLANS
(a)     Pension Plans and Other Postretirement Benefits — Substantially all of IP&L’s employees are covered by several non-contributory defined benefit pension plans. The weighted average assumptions at the measurement date of Sept. 30 for IP&L’s qualified pension benefits and other postretirement benefits were equal to the assumptions used for Alliant Energy’s pension benefits and other postretirement benefits, respectively, except for the rate of compensation increase. IP&L’s rate of compensation increase for its qualified pension benefits were 3.5% for 2003, 2002 and 2001.

The components of IP&L’s qualified pension benefits and other postretirement benefits costs were as follows (in millions):

	Qualified Pension Benefits			Other Postretirement Benefits

	2003	2002	2001	2003	2002	2001

Service cost	$5.1	$4.2	$3.4	$2.2	$1.8	$1.5
Interest cost	12.3	11.3	10.6	8.5	7.7	6.7
Expected return on plan assets	(11.5)	(12.8)	(14.4)	(3.9)	(4.0)	(4.5)
Amortization of:
Transition obligation (asset)	(0.2)	(0.1)	--	2.6	2.6	2.6
Prior service cost	1.3	1.3	1.3	(0.2)	(0.2)	(0.2)
Actuarial loss (gain)	1.9	0.3	(1.2)	1.6	0.3	(0.9)

	$8.9	$4.2	($0.3)	$10.8	$8.2	$5.2

The pension benefits costs shown previously (and in the following tables) represent only the pension benefits costs for bargaining unit employees of IP&L covered under the bargaining unit pension plans that are sponsored by IP&L. The benefit obligations and assets associated with IP&L’s non-bargaining employees who are participants in other Alliant Energy plans are reported in Alliant Energy’s Consolidated Financial Statements and are not reported previously. The pension benefits costs for IP&L’s non-bargaining employees who are now participants in other Alliant Energy plans was $4.4 million, $2.7 million and $1.2 million for 2003, 2002 and 2001, respectively. In addition, Corporate Services provides services to IP&L. The allocated pension benefits costs associated with these services was $3.2 million, $2.7 million and $2.1 million for 2003, 2002 and 2001, respectively. The other postretirement benefits costs shown previously for each period (and in the following tables) represent the other postretirement benefits costs for all IP&L employees. The allocated other postretirement benefits costs associated with Corporate Services for IP&L was $1.5 million, $0.9 million and $0.5 million for 2003, 2002 and 2001, respectively.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefits costs. A 1% change in the medical trend rates for 2003, holding all other assumptions constant, would have the following effects (in millions):

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$1.3	($1.1)
Effect on postretirement benefit obligation	$13.7	($12.0)

A reconciliation of the funded status of IP&L’s plans to the amounts recognized on IP&L’s Consolidated Balance Sheets at Dec. 31 was as follows (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits

	2003	2002	2003	2002

Change in projected benefit obligation:
Net projected benefit obligation at beginning of year	$180.7	$154.9	$128.2	$107.6
Service cost	5.1	4.2	2.2	1.8
Interest cost	12.3	11.3	8.5	7.7
Plan participants' contributions	--	--	0.3	0.3
Plan amendments	--	1.1	(18.4)	--
Actuarial loss	19.1	16.3	19.2	17.6
Gross benefits paid	(7.5)	(7.1)	(7.5)	(6.8)

Net projected benefit obligation at end of year	209.7	180.7	132.5	128.2

Change in plan assets:
Fair value of plan assets at beginning of year	131.7	145.3	50.6	56.0
Actual return on plan assets	25.0	(6.5)	7.7	(5.7)
Employer contributions	4.4	--	7.7	6.8
Plan participants' contributions	--	--	0.3	0.3
Gross benefits paid	(7.5)	(7.1)	(7.5)	(6.8)

Fair value of plan assets at end of year	153.6	131.7	58.8	50.6

Funded status at end of year	(56.1)	(49.0)	(73.7)	(77.6)
Unrecognized net actuarial loss	47.6	43.8	52.7	38.3
Unrecognized prior service cost	9.6	11.0	(3.4)	(0.4)
Unrecognized net transition obligation (asset)	(0.5)	(0.7)	7.6	26.0

Net amount recognized at end of year	$0.6	$5.1	($16.8)	($13.7)

Amounts recognized on the Consolidated
Balance Sheets consist of:
Prepaid benefit cost	$0.6	$5.9	$0.7	$0.8
Accrued benefit cost	--	(0.8)	(17.5)	(14.5)
Additional minimum liability	(22.8)	(24.1)	--	--
Intangible asset	9.7	11.0	--	--
Accumulated other comprehensive loss	13.1	13.1	--	--

Net amount recognized at measurement date	0.6	5.1	(16.8)	(13.7)

Contributions paid after 9/30 and prior to 12/31	--	--	6.0	2.9

Net amount recognized at 12/31	$0.6	$5.1	($10.8)	($10.8)

In addition to the additional minimum liability in the previous table, Corporate Services allocated an additional minimum liability at Dec. 31, 2003 and 2002 of $20.1 million and $24.0 million, respectively. Included in the following table are IP&L’s accumulated benefit obligations, aggregate amounts applicable to qualified pension and other postretirement benefits with accumulated benefit obligations in excess of plan assets, as well as qualified pension plans with projected benefit obligations in excess of plan assets as of the measurement date of Sept. 30 (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits

	2003	2002	2003	2002

Accumulated benefit obligation	$175.8	$150.7	$132.5	$128.2
Plans with accumulated benefit obligations in excess
of plan assets:
Accumulated benefit obligation	175.8	150.7	132.5	128.2
Fair value of plan assets	153.6	131.7	58.8	50.6
Plans with projected benefit obligations in excess
of plan assets:
Projected benefit obligations	209.7	180.7	N/A	N/A
Fair value of plan assets	153.6	131.7	N/A	N/A

Postretirement benefit plans are funded via specific assets within certain retirement plans (401(h) assets) as well as VEBA trusts. The asset allocation of the 401(h) assets mirror the qualified pension plan assets and the asset allocation of the VEBA trusts are reflected in the following table under “Other Postretirement Plans.” The asset allocation for IP&L’s qualified pension and other postretirement benefit plans at Sept. 30, 2003 and 2002, and the qualified pension plan target allocation for 2003 were as follows:

	Qualified Pension Plans			Other Postretirement Plans

	Target	Percentage of Plan		Percentage of Plan Assets
	Allocation	Assets at Sept. 30		at Sept. 30

Asset Category	2003	2003	2002	2003	2002

Equity securities	50-65%	61%	55%	52%	45%
Debt securities	25-40%	33%	35%	43%	48%
Other	0-5%	6%	10%	5%	7%

		100%	100%	100%	100%

IP&L estimates that funding for the qualified pension and postretirement benefit plans for 2004 will be approximately $18 million and $11 million, respectively.

Alliant Energy sponsors several non-qualified pension plans that cover certain current and former key employees. The pension expense allocated to IP&L for these plans was $3.1 million, $2.7 million and $2.1 million in 2003, 2002 and 2001, respectively. IP&L has various life insurance policies that cover certain key employees and directors. At Dec. 31, 2003 and 2002, the cash surrender value of these investments was $10 million and $9 million, respectively. A significant number of IP&L employees also participate in defined contribution pension plans (401(k) and Employee Stock Ownership plans). IP&L’s contributions to the plans, which are based on the participants’ level of contribution, were $2.0 million, $2.0 million and $2.3 million in 2003, 2002 and 2001, respectively.

(7) COMMON AND PREFERRED STOCK
(b)     Preferred Stock — The carrying value of IP&L’s cumulative preferred stock at Dec. 31, 2003 and 2002 was $184 million and $145 million, respectively. The fair market value, based upon the market yield of similar securities and quoted market prices, at Dec. 31, 2003 and 2002 was $233 million and $150 million, respectively.

(8) DEBT
(a)     Short-Term Debt — Information regarding IP&L’s short-term debt was as follows (dollars in millions):

	2003	2002

At Dec. 31:
Commercial paper outstanding	$107.5	$--
Discount rates on commercial paper	1.2%	N/A
For the year ended:
Average amount of short-term debt
(based on daily outstanding balances)	$60.8	$35.2
Average interest rates on short-term debt	1.3%	2.6%

(b)     Long-Term Debt — IP&L’s debt maturities for 2004 to 2008 are $0, $3 million, $60 million, $80 million and $52 million, respectively. The carrying value of IP&L’s long-term debt (including current maturities) at Dec. 31, 2003 and 2002 was $838 million and $832 million, respectively. The fair market value, based upon the market yield of similar securities and quoted market prices, at Dec. 31, 2003 and 2002 was $904 million and $920 million, respectively.

(9) INVESTMENTS AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
Information relating to various investments held by IP&L at Dec. 31 that are marked-to-market as a result of SFAS 115 was as follows (in millions):

	2003		2002

	Carrying/	Unrealized	Carrying/	Unrealized
	Fair	Gains,	Fair	Gains,
	Value	Net of Tax	Value	Net of Tax

Available-for-sale securities:
Nuclear decommissioning trust funds:
Debt securities	$78	$3	$75	$4
Equity securities	70	20	46	8

Total	$148	$23	$121	$12

Nuclear Decommissioning Trust Funds — At Dec. 31, 2003, $34 million, $28 million and $16 million of the debt securities mature in 2004-2010, 2011-2020 and 2021-2035, respectively. The funds realized gains (losses) from the sales of securities of $0.2 million, $0.1 million and ($0.1) million in 2003, 2002 and 2001, respectively (cost of the investments based on specific identification was $51.7 million, $18.9 million and $22.4 million and proceeds from the sales were $51.9 million, $19.0 million and $22.3 million, respectively).

(11) COMMITMENTS AND CONTINGENCIES
(a)     Construction and Acquisition Expenditures — Certain commitments have been made in connection with 2004 capital expenditures. During 2004, total construction and acquisition expenditures are estimated to be approximately $332 million (unaudited).

(b)     Purchase Obligations — Based on the System Coordination and Operating Agreement, Alliant Energy annually allocates purchased-power contracts to IP&L and WP&L. Such process considers factors such as resource mix, load growth and resource availability. However, for 2004, system-wide purchased-power contracts of $4.4 million (0.2 million MWh) have not yet been directly assigned to IP&L and WP&L since the specific needs of each utility are not yet known. Refer to Note 20 for additional information. Coal contract quantities are directly assigned to specific plants at IP&L and WP&L based on various factors including projected heat input requirements, combustion compatibility and efficiency. However, for 2004 to 2008, system-wide coal contracts of $78.7 million (10.7 million tons), $55.1 million (7.6 million tons), $34.0 million (5.4 million tons), $12.5 million (2.1 million tons) and $6.4 million (1.0 million tons), respectively, have not yet been directly assigned to IP&L and WP&L since the specific needs of each utility are not yet known. At Dec. 31, 2003, IP&L’s minimum commitments were as follows (dollars and Dths in millions; MWhs and tons in thousands):

	Purchased-power		Coal		Natural gas

	Dollars	MWhs	Dollars	Tons	Dollars	Dths

2004	$8.9	144	$23.0	1,249	$50.8	3
2005	2.3	--	22.3	1,004	29.1	--
2006	2.3	--	17.8	717	28.9	--
2007	0.1	--	13.1	634	18.8	--
2008	0.1	--	6.7	77	0.6	--
Thereafter	0.2	--	33.0	153	--	--

Also, at Dec. 31, 2003, IP&L’s other purchase obligations, which represent individual commitments incurred during the normal course of business which exceeded $1 million at Dec. 31, 2003, were $8.3 million for 2004. This excludes lease obligations which are included in Note 3.

(e)     Environmental Liabilities — IP&L had recorded the following environmental liabilities, and regulatory assets associated with certain of these liabilities, at Dec. 31 (in millions):

	Environmental Liabilities		Regulatory Assets

	2003	2002	2003	2002

MGP sites	$40.1	$42.4	$38.6	$41.1
NEPA	3.0	4.1	3.8	4.8
Other	0.1	0.1	--	--

	$43.2	$46.6	$42.4	$45.9

MGP Sites — Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of all IP&L’s sites to be $29 million to $54 million.

(13) SEGMENTS OF BUSINESS
IP&L is a domestic utility, serving customers in Iowa, Minnesota and Illinois, and includes three segments: a) electric operations; b) gas operations; and c) other, which includes the operations of the steam business, various other energy-related products and services including construction management services for wind farms and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in “Total.” Intersegment revenues were not material to IP&L’s operations and there was no single customer whose revenues were 10% or more of IP&L’s consolidated revenues. Certain financial information relating to IP&L’s significant business segments was as follows (in millions):

	Electric	Gas	Other	Total

2003
Operating revenues	$1,007.0	$294.5	$69.7	$1,371.2
Depreciation and amortization	149.6	11.1	2.7	163.4
Operating income	202.3	16.9	0.2	219.4
Interest expense, net of AFUDC				48.7
Miscellaneous, net				(1.3)
Income tax expense				71.3
Net income				100.7
Preferred dividends				13.6
Earnings available for common stock				87.1
Total assets	3,053.6	365.2	180.2	3,599.0
Construction and acquisition expenditures	516.5	19.9	1.6	538.0

2002
Operating revenues	$964.9	$214.9	$62.6	$1,242.4
Depreciation and amortization	133.3	10.2	2.6	146.1
Operating income	185.1	14.1	10.5	209.7
Interest expense, net of AFUDC				58.6
Miscellaneous, net				(2.1)
Income tax expense				62.3
Net income				90.9
Preferred dividends				2.9
Earnings available for common stock				88.0
Total assets	2,633.7	344.0	181.0	3,158.7
Construction and acquisition expenditures	226.8	17.9	3.1	247.8

2001
Operating revenues	$1,003.1	$281.0	$68.5	$1,352.6
Depreciation and amortization	134.1	12.4	2.0	148.5
Operating income	184.5	8.7	8.4	201.6
Interest expense, net of AFUDC				58.2
Miscellaneous, net				(7.7)
Income tax expense				53.0
Net income				98.1
Preferred dividends				3.4
Earnings available for common stock				94.7
Total assets	2,372.8	307.0	138.7	2,818.5
Construction and acquisition expenditures	170.8	20.1	2.9	193.8

(15) SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
Summation of the individual quarters may not equal annual totals due to rounding.

	2003				2002

	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

	(in millions)

Operating revenues	$377.3	$288.5	$352.1	$353.3	$284.4	$275.5	$361.2	$321.4
Operating income	54.3	25.7	86.4	53.1	37.5	36.1	98.2	37.9
Net income	25.0	7.9	41.0	26.9	12.9	15.8	45.0	17.2
Earnings available for common stock	21.6	4.7	37.7	23.0	12.0	14.9	44.3	16.8

(20) RELATED PARTIES
IP&L and WP&L have entered into a System Coordination and Operating Agreement. The agreement, which has been approved by FERC, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation and transmission (IP&L only) systems of IP&L and WP&L. In addition, the agreement allows the interconnected system to be operated as a single entity with off-system capacity sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases are allocated among IP&L and WP&L based on procedures included in the agreement. The sales amounts allocated to IP&L were $34.9 million, $27.3 million and $40.6 million for 2003, 2002 and 2001, respectively. The purchases allocated to IP&L were $156.9 million, $138.8 million and $183.1 million for 2003, 2002 and 2001, respectively. The procedures were approved by both FERC and all state regulatory bodies having jurisdiction over these sales. Under the agreement, IP&L and WP&L are fully reimbursed for any generation expense incurred to support the sale to an affiliate or to a non-affiliate. Any margins on sales to non-affiliates are distributed to IP&L and WP&L in proportion to each utility’s share of electric production at the time of the sale.

Pursuant to a service agreement approved by the SEC under PUHCA, IP&L receives various administrative and general services from an affiliate, Corporate Services. These services are billed to IP&L at cost based on payroll and other expenses incurred by Corporate Services for the benefit of IP&L. These costs totaled $186.8 million, $182.1 million and $149.5 million for 2003, 2002 and 2001, respectively, and consisted primarily of employee compensation, benefits and fees associated with various professional services. At Dec. 31, 2003 and 2002, IP&L had a net intercompany payable to Corporate Services of $43.9 million and $39.1 million, respectively.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareowners of Wisconsin Power and Light Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Wisconsin Power and Light Company and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows and changes in common equity for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 18 to the consolidated financial statements, on January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations."

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
March 3, 2004

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002	2001

	(in thousands)
Operating revenues:
Electric utility	$910,086	$787,680	$753,450
Gas utility	272,377	179,091	206,863
Other	34,518	22,754	33,403

	1,216,981	989,525	993,716

Operating expenses:
Electric production fuel and purchased power	409,742	352,539	338,028
Cost of gas sold	186,285	110,119	153,823
Other operation and maintenance	292,554	239,679	211,006
Depreciation and amortization	104,896	108,740	121,059
Taxes other than income taxes	31,872	32,874	32,504

	1,025,349	843,951	856,420

Operating income	191,632	145,574	137,296

Interest expense and other:
Interest expense	37,873	40,202	43,483
Equity income from unconsolidated investments	(20,725)	(17,022)	(15,535)
Allowance for funds used during construction	(4,024)	(2,639)	(4,753)
Interest income and other	(2,209)	(615)	(627)

	10,915	19,926	22,568

Income before income taxes	180,717	125,648	114,728

Income taxes	65,843	44,724	41,238

Net income	114,874	80,924	73,490

Preferred dividend requirements	3,310	3,310	3,310

Earnings available for common stock	$111,564	$77,614	$70,180

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2003	2002

	(in thousands)
Property, plant and equipment:
Electric plant in service	$2,002,006	$1,843,834
Gas plant in service	301,201	286,652
Other plant in service	275,637	275,391
Accumulated depreciation	(1,139,599)	(1,047,715)

Net plant	1,439,245	1,358,162
Construction work in progress	67,200	96,746
Other, less accumulated depreciaton of $301 and $240	15,717	17,811

	1,522,162	1,472,719

Current assets:
Cash and temporary cash investments	27,075	8,577
Accounts receivable:
Customer, less allowance for doubtful accounts of $2,662 and $1,770	78,934	7,977
Associated companies	-	1,172
Other, less allowance for doubtful accounts of $422 and $458	24,374	18,191
Income tax refunds receivable	16,795	-
Accumulated deferred income taxes	6,594	8,532
Production fuel, at average cost	17,655	18,980
Materials and supplies, at average cost	22,922	22,133
Gas stored underground, at average cost	24,277	16,679
Regulatory assets	24,225	27,999
Prepaid gross receipts tax	28,341	27,388
Other	7,997	8,599

	279,189	166,227

Investments:
Nuclear decommissioning trust funds	233,665	223,734
Investment in ATC and other	144,075	133,043

	377,740	356,777

Other assets:
Regulatory assets	95,944	102,674
Deferred charges and other	194,242	236,741

	290,186	339,415

Total assets	$2,469,277	$2,335,138

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
CAPITALIZATION AND LIABILITIES	2003	2002

	(in thousands, except share amounts)
Capitalization (See Consolidated Statements of Capitalization):
Common stock - $5 par value - authorized 18,000,000 shares;
13,236,601 shares outstanding	$66,183	$66,183
Additional paid-in capital	525,603	325,603
Retained earnings	440,286	399,302
Accumulated other comprehensive loss	(20,235)	(24,108)

Total common equity	1,011,837	766,980

Cumulative preferred stock	59,963	59,963
Long-term debt (excluding current portion)	336,409	468,208

	1,408,209	1,295,151

Current liabilities:
Current maturities	62,000	-
Variable rate demand bonds	55,100	55,100
Commercial paper	-	60,000
Accounts payable	80,051	90,869
Accounts payable to associated companies	22,615	22,964
Accrued taxes	6,284	19,353
Regulatory liabilities	13,874	16,938
Other	27,196	29,064

	267,120	294,288

Other long-term liabilities and deferred credits:
Accumulated deferred income taxes	213,652	200,426
Accumulated deferred investment tax credits	21,471	23,241
Regulatory liabilities	227,956	15,305
Asset retirement obligations	187,358	-
Pension and other benefit obligations	59,042	58,921
Customer advances	34,895	36,555
Cost of removal obligations	-	362,321
Other	49,574	48,930

	793,948	745,699

Commitments and contingencies (Note 11)

Total capitalization and liabilities	$2,469,277	$2,335,138

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001

	(in thousands)
Cash flows from operating activities:
Net income	$114,874	$80,924	$73,490
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	104,896	108,740	121,059
Amortization of nuclear fuel	5,691	6,486	4,554
Amortization of deferred energy efficiency expenditures	43,825	21,179	14,361
Deferred tax expense (benefit) and investment tax credits	21,785	(5,562)	(6,791)
Equity income from unconsolidated investments, net	(20,725)	(17,022)	(15,535)
Distributions from equity method investments	14,021	13,199	8,450
Other	(461)	(1,175)	(3,033)
Other changes in assets and liabilities:
Accounts receivable	(9,968)	(1,902)	20,408
Sale of accounts receivable	(66,000)	28,000	(6,000)
Income tax refunds receivable	(16,795)	-	-
Accounts payable	(2,647)	(20,540)	(23,653)
Accrued taxes	(13,069)	17,296	(1,225)
Other	(36,932)	(5,873)	(50,199)

Net cash flows from operating activities	138,495	223,750	135,886

Cash flows used for financing activities:
Common stock dividends	(70,580)	(59,645)	(60,449)
Preferred stock dividends	(3,310)	(3,310)	(3,310)
Capital contribution from parent	200,000	61,000	35,000
Reductions in long-term debt	(70,000)	-	(47,000)
Net change in short-term borrowings	(60,000)	(30,816)	61,572
Other	(7,705)	5,086	(4,989)

Net cash flows used for financing activities	(11,595)	(27,685)	(19,176)

Cash flows used for investing activities:
Utility construction expenditures	(151,635)	(156,921)	(147,032)
Nuclear decommissioning trust funds	(2,876)	(16,092)	(16,092)
Proceeds from asset sales	21,337	-	75,600
Other	24,772	(14,782)	(29,308)

Net cash flows used for investing activities	(108,402)	(187,795)	(116,832)

Net increase (decrease) in cash and temporary cash investments	18,498	8,270	(122)

Cash and temporary cash investments at beginning of period	8,577	307	429

Cash and temporary cash investments at end of period	$27,075	$8,577	$307

Supplemental cash flows information:
Cash paid during the period for:
Interest	$39,588	$39,540	$43,237

Income taxes, net of refunds	$84,256	$35,875	$54,161

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
	2003	2002

	(in thousands, except share amounts)

Common equity (See Consolidated Balance Sheets)	$1,011,837	$766,980

Cumulative preferred stock:
Cumulative, without par value, not mandatorily redeemable - authorized
3,750,000 shares, maximum aggregate stated value $150,000,000:
$100 stated value - 4.50% series, 99,970 shares outstanding	9,997	9,997
$100 stated value - 4.80% series, 74,912 shares outstanding	7,491	7,491
$100 stated value - 4.96% series, 64,979 shares outstanding	6,498	6,498
$100 stated value - 4.40% series, 29,957 shares outstanding	2,996	2,996
$100 stated value - 4.76% series, 29,947 shares outstanding	2,995	2,995
$100 stated value - 6.20% series, 150,000 shares outstanding	15,000	15,000
$25 stated value - 6.50% series, 599,460 shares outstanding	14,986	14,986

	59,963	59,963

Long-term debt:
First Mortgage Bonds:
1992 Series X, 7.75%, due 2004	62,000	62,000
1992 Series Y, 7.6%, due 2005	72,000	72,000
1991 Series B, variable rate (1.73% at Dec. 31, 2003), due 2005	16,000	16,000
1984 Series A, variable rate (1.37% at Dec. 31, 2003), due 2014	8,500	8,500
1988 Series A, variable rate (1.29% at Dec. 31, 2003), due 2015	14,600	14,600
1991 Series A, variable rate (1.73% at Dec. 31, 2003), due 2015	16,000	16,000
1992 Series W, 8.6%, retired in 2003	-	70,000

	189,100	259,100
Debentures, 7%, due 2007	105,000	105,000
Debentures, 5.7%, due 2008	60,000	60,000
Debentures, 7-5/8%, due 2010	100,000	100,000

	454,100	524,100

Less:
Current maturities	(62,000)	-
Variable rate demand bonds	(55,100)	(55,100)
Unamortized debt discount, net	(591)	(792)

	336,409	468,208

Total capitalization	$1,408,209	$1,295,151

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Common
	Stock	Capital	Earnings	Loss	Equity

	(in thousands)
2001:
Beginning balance (a)	$66,183	$229,516	$371,602	($4,708)	$662,593
Earnings available for common stock			70,180		70,180
Minimum pension liability adjustment,
net of tax of ($9,552)				(14,248)	(14,248)

Unrealized holding gains on derivatives,
net of tax of $3,932				5,952	5,952
Less: reclassification adjustment for losses
included in earnings available for common
stock, net of tax of ($1,676)				(2,837)	(2,837)

Net unrealized gains on qualifying derivatives				8,789	8,789

Total comprehensive income					64,721
Common stock dividends			(60,449)		(60,449)
Capital contribution from parent		35,000			35,000
Stock options exercised		87			87

Ending balance	66,183	264,603	381,333	(10,167)	701,952
2002:
Earnings available for common stock			77,614		77,614
Minimum pension liability adjustment,
net of tax of ($6,823)				(10,177)	(10,177)

Unrealized holding losses on derivatives,
net of tax of ($92)				(137)	(137)
Less: reclassification adjustment for gains
included in earnings available for common
stock, net of tax of $2,432				3,627	3,627

Net unrealized losses on qualifying derivatives				(3,764)	(3,764)

Total comprehensive income					63,673
Common stock dividends			(59,645)		(59,645)
Capital contribution from parent		61,000			61,000

Ending balance	66,183	325,603	399,302	(24,108)	766,980
2003:
Earnings available for common stock			111,564		111,564
Minimum pension liability adjustment,
net of tax of $2,809				4,190	4,190

Unrealized holding losses on derivatives,
net of tax of ($3,543)				(5,914)	(5,914)
Less: reclassification adjustment for losses
included in earnings available for common
stock, net of tax of ($3,752)				(5,597)	(5,597)

Net unrealized losses on qualifying derivatives				(317)	(317)

Total comprehensive income					115,437
Common stock dividends			(70,580)		(70,580)
Capital contribution from parent		200,000			200,000

Ending balance	$66,183	$525,603	$440,286	($20,235)	$1,011,837

(a)	Accumulated other comprehensive loss at January 1, 2001 consisted entirely of net unrealized losses on qualifying derivatives.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as modified below, the Alliant Energy “Notes to Consolidated Financial Statements” are incorporated by reference insofar as they relate to WP&L and incorporate the disclosures relating to WP&L contained in the following notes of the Alliant Energy “Notes to Consolidated Financial Statements”:

Summary of Significant Accounting Policies	Note 1(a) 3rd and 4th paragraphs, 1(b) to 1(d), 1(f) to 1(j), 1(l), 1(n), 1(o)
Domestic Utility Rate Matters	Note 2
Leases	Note 3
Sales of Accounts Receivable	Note 4
Benefit Plans	Note 6(a) 1st, 2nd, 7th, 9th through 11th, and 13th paragraphs
Common Stock	Note 7(a)
Debt	Note 8(a) and 8(b) 1st paragraph
Investments	Note 9 1st paragraph, "Investment in ATC"
Derivative Financial Instruments	Note 10(a) 1st and 3rd paragraphs, "Cash Flow Hedging Instruments" 1st paragraph, "Other Derivatives Not Designated in Hedge Relationships" 1st
and 4th paragraphs; 10(b); 10(c)
Commitments and Contingencies	Note 11(b) 1st paragraph, 11(c), 11(e) "MGP Sites" and "NEPA," 11(f), 11(g)
Jointly-Owned Electric Utility Plant	Note 12
Pending Sale of WP&L's Interest in Kewaunee	Note 17
Asset Retirement Obligations	Note 18

The notes that follow herein set forth additional specific information for WP&L and are numbered to be consistent with the Alliant Energy “Notes to Consolidated Financial Statements.”

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)     General — The consolidated financial statements include the accounts of WP&L and its principal consolidated subsidiaries WPL Transco LLC and South Beloit. WP&L is a direct subsidiary of Alliant Energy and is engaged principally in the generation, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and the provision of water and various other energy-related services including construction management services for wind farms. Nearly all of WP&L’s retail customers are located in south and central Wisconsin.

(c)     Regulatory Assets and Liabilities — At Dec. 31, 2003 and 2002, regulatory assets and liabilities were comprised of the following items (in millions):

	Regulatory Assets		Regulatory Liabilities

	2003	2002	2003	2002

Tax-related	$23.4	$25.0	$17.9	$14.6
Energy efficiency program costs	22.9	38.6	--	--
Environmental-related	16.2	19.0	1.0	0.6
Asset retirement obligations	8.3	--	--	--
Cost of removal obligations	--	--	209.9	--
Other	49.4	48.1	13.0	17.0

	$120.2	$130.7	$241.8	$32.2

(3) LEASES
WP&L’s operating lease rental expenses, which include certain purchased-power agreements, for 2003, 2002 and 2001 were $25.9 million, $24.5 million and $23.4 million, respectively. The synthetic leases relate to the financing of utility railcars and a utility radio dispatch system. These leases do not meet the consolidation requirements per FIN 46 and were not included on WP&L’s Consolidated Balance Sheets. WP&L has guaranteed the residual value of its synthetic leases totaling $13 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease with remaining terms up to 12 years. Residual value guarantees have been included in the future minimum lease payments noted in the following table (in millions):

	2004	2005	2006	2007	2008	Thereafter	Total

Certain purchased-power agreements	$52.6	$69.5	$70.9	$72.2	$64.8	$235.0	$565.0
Synthetic leases	7.9	7.9	7.8	6.8	2.6	22.8	55.8
Other	2.1	1.7	1.3	1.1	1.0	1.4	8.6

	$62.6	$79.1	$80.0	$80.1	$68.4	$259.2	$629.4

(4) UTILITY ACCOUNTS RECEIVABLE
At Dec. 31, 2003 and 2002, WP&L had sold $50 million and $116 million of receivables, respectively. In 2003, 2002 and 2001, WP&L received $0.8 billion, $1.2 billion and $1.1 billion, respectively, in aggregate proceeds from the sale of accounts receivable. WP&L paid fees associated with these sales of $1.2 million, $2.2 million and $4.0 million in 2003, 2002 and 2001, respectively.

(5) INCOME TAXES
The components of income taxes for WP&L were as follows (in millions):

	2003	2002	2001

Current tax expense:
Federal	$29.0	$42.8	$36.8
State	15.7	9.7	11.2
Deferred tax expense (benefit):
Federal	22.8	(5.0)	(4.6)
State	0.6	1.2	(0.4)
Amortization of investment tax credits	(1.6)	(1.8)	(1.8)
Research and development tax credits	(0.7)	(2.2)	--

	$65.8	$44.7	$41.2

Alliant Energy files a consolidated federal income tax return. Under the terms of an agreement between Alliant Energy and its subsidiaries, the subsidiaries calculate their respective federal income tax provisions and make payments to or receive payments from Alliant Energy as if they were separate taxable entities.

WP&L realized net benefits of $2.9 million, $0 and $0 related to state apportionment and allocation of parent tax benefits in 2003, 2002 and 2001, respectively.

The overall effective income tax rates shown in the following table were computed by dividing total income tax expense by income before income taxes.

	2003	2002	2001

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	5.8	6.1	6.4
Research and development tax credits	(0.3)	(1.8)	--
Amortization of excess deferred taxes	(0.5)	(1.4)	(1.5)
Adjustment of prior period taxes	(0.8)	(1.1)	(2.8)
Amortization of investment tax credits	(0.9)	(1.4)	(1.6)
Other items, net	(1.9)	0.2	0.4

Overall effective income tax rate	36.4%	35.6%	35.9%

The accumulated deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at Dec. 31 arise from the following temporary differences (in millions):

	2003			2002

	Deferred	Deferred Tax		Deferred	Deferred Tax
	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net

Property related	($14.3)	$216.0	$201.7	($15.6)	$216.8	$201.2
Minimum pension liability	(13.6)	--	(13.6)	(16.4)	--	(16.4)
Decommissioning	(22.2)	--	(22.2)	(25.2)	--	(25.2)
Other	(6.6)	47.8	41.2	(8.5)	40.8	32.3

Total	($56.7)	$263.8	$207.1	($65.7)	$257.6	$191.9

	2003	2002

Current assets - Accumulated deferred income taxes	($6.6)	($8.5)
Other long-term liabilities and deferred credits -
Accumulated deferred income taxes	213.7	200.4

Total deferred tax (assets) and liabilities	$207.1	$191.9

(6) BENEFIT PLANS
(a)     Pension Plans and Other Postretirement Benefits — Substantially all of WP&L’s employees are covered by several non-contributory defined benefit pension plans. The weighted average assumptions at the measurement date of Sept. 30 for WP&L’s qualified pension benefits and other postretirement benefits were equal to the assumptions used for Alliant Energy’s pension benefits and other postretirement benefits, respectively, except for the rate of compensation increase. WP&L’s rate of compensation increase for its qualified pension benefits and its other postretirement benefits were 3.5% for 2003, 2002 and 2001.

The components of WP&L’s qualified pension benefits and other postretirement benefits costs were as follows (in millions):

	Qualified Pension Benefits			Other Postretirement Benefits

	2003	2002	2001	2003	2002	2001

Service cost	$4.0	$3.6	$2.8	$3.4	$2.4	$1.6
Interest cost	10.6	10.1	9.2	5.2	4.4	3.6
Expected return on plan assets	(13.5)	(12.2)	(13.7)	(1.4)	(1.6)	(1.7)
Amortization of:
Transition obligation (asset)	--	(1.7)	(2.1)	1.1	1.1	1.2
Prior service cost	0.4	0.4	0.5	--	--	--
Actuarial loss (gain)	3.5	1.5	--	0.8	0.1	(0.6)

	$5.0	$1.7	($3.3)	$9.1	$6.4	$4.1

The pension benefits costs shown previously (and in the following tables) represent only the pension benefits costs for bargaining unit employees of WP&L covered under the bargaining unit pension plan that is sponsored by WP&L. The benefit obligations and assets associated with WP&L’s non-bargaining employees who are participants in other Alliant Energy plans are reported in Alliant Energy’s Consolidated Financial Statements and are not reported previously. The pension benefits (income) costs for WP&L’s non-bargaining employees who are now participants in other Alliant Energy plans was $1.9 million, $0.3 million and ($1.5) million for 2003, 2002 and 2001, respectively. In addition, Corporate Services provides services to WP&L. The allocated pension benefits costs associated with these services was $2.0 million, $1.7 million and $1.3 million for 2003, 2002 and 2001, respectively. The other postretirement benefits costs shown previously for each period (and in the following tables) represent the other postretirement benefits costs for all WP&L employees. The allocated other postretirement benefits costs associated with Corporate Services for WP&L was $0.9 million, $0.5 million and $0.3 million for 2003, 2002 and 2001, respectively.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefits costs. A 1% change in the medical trend rates for 2003, holding all other assumptions constant, would have the following effects (in millions):

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$0.9	($0.8)
Effect on postretirement benefit obligation	$9.4	($8.3)

A reconciliation of the funded status of WP&L’s plans to the amounts recognized on WP&L’s Consolidated Balance Sheets at Dec. 31 was as follows (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits

	2003	2002	2003	2002

Change in projected benefit obligation:
Net projected benefit obligation at beginning of year	$156.0	$139.2	$76.6	$60.5
Service cost	4.0	3.6	3.4	2.4
Interest cost	10.6	10.1	5.2	4.4
Plan participants' contributions	--	--	1.5	1.5
Actuarial loss	17.8	10.3	11.7	13.2
Gross benefits paid	(7.4)	(7.2)	(5.3)	(5.4)

Net projected benefit obligation at end of year	181.0	156.0	93.1	76.6

Change in plan assets:
Fair value of plan assets at beginning of year	153.5	138.8	16.7	17.8
Actual return on plan assets	28.9	(8.1)	2.2	(1.4)
Employer contributions	--	30.0	4.4	4.2
Plan participants' contributions	--	--	1.5	1.5
Gross benefits paid	(7.4)	(7.2)	(5.3)	(5.4)

Fair value of plan assets at end of year	175.0	153.5	19.5	16.7

Funded status at end of year	(6.0)	(2.5)	(73.6)	(59.9)
Unrecognized net actuarial loss	62.4	63.5	30.5	20.4
Unrecognized prior service cost	3.0	3.4	(0.1)	(0.1)
Unrecognized net transition obligation	--	--	10.3	11.5

Net amount recognized at end of year	$59.4	$64.4	($32.9)	($28.1)

Amounts recognized on the Consolidated
Balance Sheets consist of:
Prepaid benefit cost	$59.4	$64.4	$1.5	$1.5
Accrued benefit cost	--	--	(34.4)	(29.6)

Net amount recognized at measurement date	59.4	64.4	(32.9)	(28.1)

Contributions paid after 9/30 and prior to 12/31	--	--	0.4	1.0

Net amount recognized at 12/31	$59.4	$64.4	($32.5)	($27.1)

At Dec. 31, 2003 and 2002, Corporate Services allocated an additional minimum liability of $34.2 million and $41.3 million, respectively. Included in the following table are WP&L’s accumulated benefit obligations, amounts applicable to qualified pension and other postretirement benefits with accumulated benefit obligations in excess of plan assets, as well as qualified pension plans with projected benefit obligations in excess of plan assets as of the measurement date of Sept. 30 (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits

	2003	2002	2003	2002

Accumulated benefit obligation	$165.7	$143.1	$93.1	$76.6
Plans with accumulated benefit obligations in excess
of plan assets:
Accumulated benefit obligation	--	--	91.5	74.7
Fair value of plan assets	--	--	16.3	13.7
Plans with projected benefit obligations in excess
of plan assets:
Projected benefit obligations	181.0	156.0	N/A	N/A
Fair value of plan assets	175.0	153.5	N/A	N/A

Postretirement benefit plans are funded via specific assets within certain retirement plans (401(h) assets) as well as a VEBA trust. The asset allocation of the 401(h) assets mirror the qualified pension plan assets and the asset allocation of the VEBA trust are reflected in the following table under “Other Postretirement Plans.” The asset allocation for WP&L’s qualified pension and other postretirement benefit plans at Sept. 30, 2003 and 2002, and the qualified pension plan target allocation for 2003 were as follows:

	Qualified Pension Plans			Other Postretirement Plans

	Target	Percentage of Plan		Percentage of Plan Assets
	Allocation	Assets at Sept. 30		at Sept. 30

Asset Category	2003	2003	2002	2003	2002

Equity securities	50-65%	61%	55%	15%	16%
Debt securities	25-40%	33%	35%	33%	27%
Other	0-5%	6%	10%	52%	57%

		100%	100%	100%	100%

WP&L estimates that funding for the qualified pension and postretirement benefit plans for 2004 will be $0 and approximately $4 million, respectively.

Alliant Energy sponsors several non-qualified pension plans that cover certain current and former key employees. The pension expense allocated to WP&L for these plans was $1.7 million, $1.5 million and $1.0 million in 2003, 2002 and 2001, respectively. WP&L has various life insurance policies that cover certain key employees and directors. At Dec. 31, 2003 and 2002, the cash surrender value of these investments was $11 million and $10 million, respectively. A significant number of WP&L employees also participate in defined contribution pension plans (401(k) plans). WP&L’s contributions to the plans, which are based on the participants’ level of contribution, were $2.1 million, $2.2 million and $2.1 million in 2003, 2002 and 2001, respectively.

(7) COMMON AND PREFERRED STOCK
(b)     Preferred Stock — The carrying value of WP&L’s cumulative preferred stock at both Dec. 31, 2003 and 2002 was $60 million. The fair market value, based upon the market yield of similar securities and quoted market prices, at Dec. 31, 2003 and 2002 was $53 million and $48 million, respectively.

(8) DEBT
(a)     Short-Term Debt — Information regarding WP&L’s short-term debt was as follows (dollars in millions):

	2003	2002

At Dec. 31:
Commercial paper outstanding	$--	$60.0
Discount rates on commercial paper	N/A	1.6%
For the year ended:
Average amount of short-term debt
(based on daily outstanding balances)	$29.8	$57.4
Average interest rates on short-term debt	1.4%	1.8%

(b)     Long-Term Debt — WP&L’s debt maturities for 2004 to 2008 are $62 million, $88 million, $0, $105 million, and $60 million, respectively. The carrying value of WP&L’s long-term debt (including current maturities and variable rate demand bonds) at Dec. 31, 2003 and 2002 was $454 million and $523 million, respectively. The fair market value, based upon the market yield of similar securities and quoted market prices, at Dec. 31, 2003 and 2002 was $494 million and $574 million, respectively.

(9) INVESTMENTS AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
Information relating to various investments held by WP&L at Dec. 31 that are marked-to-market as a result of SFAS 115 was as follows (in millions):

	2003		2002

	Carrying/	Unrealized	Carrying/	Unrealized
	Fair	Gains,	Fair	Gains,
	Value	Net of Tax	Value	Net of Tax

Available-for-sale securities:
Nuclear decommissioning trust funds:
Debt securities	$137	$3	$131	$5
Equity securities	97	19	93	5

Total	$234	$22	$224	$10

Nuclear Decommissioning Trust Funds — At Dec. 31, 2003, $76 million, $37 million and $24 million of the debt securities mature in 2004-2010, 2011-2020 and 2021-2040, respectively. The funds realized gains (losses) from the sales of securities of ($6.2) million, $10.3 million and $2.1 million in 2003, 2002 and 2001, respectively (cost of the investments based on specific identification was $333.9 million, $92.2 million and $147.4 million and proceeds from the sales were $327.7 million, $102.5 million and $149.5 million, respectively). In January 2004, WP&L liquidated all of the qualified decommissioning assets into money market funds as a result of the pending Kewaunee sale.

Unconsolidated Equity Investments — Summary financial information from the financial statements of WP&L’s unconsolidated equity investments in ATC, WRPC and Alliant Energy SPE LLC is as follows (in millions):

	2003	2002	2001

Operating revenues	$232.3	$211.7	$180.3
Operating income	87.7	75.7	65.8
Net income	72.1	59.5	55.9
As of Dec. 31:
Current assets	41.5	44.7
Non-current assets	947.2	774.4
Current liabilities	67.9	50.8
Non-current liabilities	14.6	7.5

(11) COMMITMENTS AND CONTINGENCIES
(a)     Construction and Acquisition Expenditures — Certain commitments have been made in connection with 2004 capital expenditures. During 2004, total construction and acquisition expenditures are estimated to be approximately $228 million (unaudited).

(b)     Purchase Obligations — Based on the System Coordination and Operating Agreement, Alliant Energy annually allocates purchased-power contracts to IP&L and WP&L. Such process considers factors such as resource mix, load growth and resource availability. However, for 2004, system-wide purchased-power contracts of $4.4 million (0.2 million MWh) have not yet been directly assigned to IP&L and WP&L since the specific needs of each utility are not yet known. Refer to Note 20 for additional information. Coal contract quantities are directly assigned to specific plants at IP&L and WP&L based on various factors including projected heat input requirements, combustion compatibility and efficiency. However, for 2004 to 2008, system-wide coal contracts of $78.7 million (10.7 million tons), $55.1 million (7.6 million tons), $34.0 million (5.4 million tons), $12.5 million (2.1 million tons) and $6.4 million (1.0 million tons), respectively, have not yet been directly assigned to IP&L and WP&L since the specific needs of each utility are not yet known. At Dec. 31, 2003, WP&L’s minimum commitments were as follows (dollars and Dths in millions; MWhs and tons in thousands):

	Purchased-power		Coal		Natural gas

	Dollars	MWhs	Dollars	Tons	Dollars	Dths

2004	$25.1	730	$8.2	--	$33.9	2
2005	--	--	7.6	--	23.7	--
2006	--	--	7.6	--	22.5	--
2007	--	--	7.6	--	20.2	--
2008	--	--	5.9	--	15.5	--
Thereafter	--	--	35.6	--	40.0	--

Also, at Dec. 31, 2003, WP&L’s other purchase obligations, which represent individual commitments incurred during the normal course of business which exceeded $1 million at Dec. 31, 2003, were $6.0 million for 2004. This excludes lease obligations which are included in Note 3.

(e)     Environmental Liabilities — WP&L had recorded the following environmental liabilities, and regulatory assets associated with certain of these liabilities, at Dec. 31 (in millions):

	Environmental Liabilities		Regulatory Assets

	2003	2002	2003	2002

MGP sites	$5.4	$6.9	$12.5	$13.0
NEPA	2.0	2.5	2.4	3.1
Other	--	--	1.3	2.9

	$7.4	$9.4	$16.2	$19.0

MGP Sites — Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of all WP&L’s sites to be $5 million to $7 million.

(13) SEGMENTS OF BUSINESS
WP&L is a domestic utility, serving customers in Wisconsin and Illinois, and includes three segments: a) electric operations; b) gas operations; and c) other, which includes the water business, various other energy-related products and services including construction management services for wind farms and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in “Total.” In 2003, 2002 and 2001, gas revenues included $45 million, $22 million and $21 million, respectively, for sales to the electric segment. All other intersegment revenues were not material to WP&L’s operations and there was no single customer whose revenues were 10% or more of WP&L’s consolidated revenues. Certain financial information relating to WP&L’s significant business segments was as follows (in millions):

	Electric	Gas	Other	Total

2003
Operating revenues	$910.1	$272.4	$34.5	$1,217.0
Depreciation and amortization	89.2	14.6	1.1	104.9
Operating income	163.8	25.5	2.3	191.6
Interest expense, net of AFUDC				33.8
Equity income from unconsolidated investments				(20.7)
Miscellaneous, net				(2.2)
Income tax expense				65.8
Net income				114.9
Preferred dividends				3.3
Earnings available for common stock				111.6
Total assets	1,950.5	306.2	212.6	2,469.3
Investments in equity method subsidiaries	133.3	--	--	133.3
Construction and acquisition expenditures	133.0	17.4	1.2	151.6

2002
Operating revenues	$787.7	$179.1	$22.7	$989.5
Depreciation and amortization	91.7	15.9	1.1	108.7
Operating income (loss)	135.1	12.0	(1.5)	145.6
Interest expense, net of AFUDC				37.6
Equity income from unconsolidated investments				(17.0)
Miscellaneous, net				(0.6)
Income tax expense				44.7
Net income				80.9
Preferred dividends				3.3
Earnings available for common stock				77.6
Total assets	1,834.7	298.5	201.9	2,335.1
Investments in equity method subsidiaries	121.7	--	--	121.7
Construction and acquisition expenditures	144.6	10.6	1.7	156.9

2001
Operating revenues	$753.5	$206.9	$33.3	$993.7
Depreciation and amortization	104.0	15.8	1.3	121.1
Operating income	129.1	2.5	5.7	137.3
Interest expense, net of AFUDC				38.7
Equity income from unconsolidated investments				(15.5)
Miscellaneous, net				(0.6)
Income tax expense				41.2
Net income				73.5
Preferred dividends				3.3
Earnings available for common stock				70.2
Total assets	1,638.8	249.4	329.3	2,217.5
Investments in equity method subsidiaries	117.3	--	--	117.3
Construction and acquisition expenditures	127.9	16.8	2.3	147.0

(15) SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
Summation of the individual quarters may not equal annual totals due to rounding.

	2003				2002

	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

	(in millions)

Operating revenues	$346.9	$254.8	$318.9	$296.3	$235.5	$220.6	$254.0	$279.4
Operating income	18.1	35.7	77.8	60.1	30.1	25.7	34.9	54.9
Net income	10.1	19.9	47.4	37.5	15.7	12.8	19.2	33.2
Earnings available for common stock	9.3	19.0	46.6	36.7	14.9	12.0	18.3	32.4

(20) RELATED PARTIES
IP&L and WP&L have entered into a System Coordination and Operating Agreement. The agreement, which has been approved by FERC, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation and transmission (IP&L only) systems of IP&L and WP&L. In addition, the agreement allows the interconnected system to be operated as a single entity with off-system capacity sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases are allocated among IP&L and WP&L based on procedures included in the agreement. The sales amounts allocated to WP&L were $42.1 million, $26.9 million and $32.1 million for 2003, 2002 and 2001, respectively. The purchases allocated to WP&L were $229.4 million, $205.8 million and $209.2 million for 2003, 2002 and 2001, respectively. The procedures were approved by both FERC and all state regulatory bodies having jurisdiction over these sales. Under the agreement, IP&L and WP&L are fully reimbursed for any generation expense incurred to support the sale to an affiliate or to a non-affiliate. Any margins on sales to non-affiliates are distributed to IP&L and WP&L in proportion to each utility’s share of electric production at the time of the sale.

Pursuant to a service agreement approved by the SEC under PUHCA, WP&L receives various administrative and general services from an affiliate, Corporate Services. These services are billed to WP&L at cost based on payroll and other expenses incurred by Corporate Services for the benefit of WP&L. These costs totaled $125.1 million, $117.7 million and $107.0 million for 2003, 2002 and 2001, respectively, and consisted primarily of employee compensation, benefits and fees associated with various professional services. At Dec. 31, 2003 and 2002, WP&L had a net intercompany payable to Corporate Services of $36.4 million and $31.1 million, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Alliant Energy’s, IP&L’s and WP&L’s management evaluated, with the participation of each of Alliant Energy’s, IP&L’s and WP&L’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IP&L’s and WP&L’s disclosure controls and procedures as of the end of the year ended Dec. 31, 2003 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IP&L’s and WP&L’s disclosure controls and procedures were effective as of the end of the year ended Dec. 31, 2003.

There was no change in Alliant Energy’s, IP&L’s and WP&L’s internal control over financial reporting that occurred during the quarter ended Dec. 31, 2003 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IP&L’s or WP&L’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

ALLIANT ENERGY
The information required by Item 10 relating to directors and nominees for election of directors at the 2004 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information under the caption “Election of Directors” in Alliant Energy’s Proxy Statement for the 2004 Annual Meeting of Shareowners (the 2004 Alliant Energy Proxy Statement), which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year. The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2004 Alliant Energy Proxy Statement. Information regarding executive officers of Alliant Energy may be found in Part I of this report under the caption “Executive Officers of the Registrants.” The information required by Item 10 relating to the audit committee financial experts is incorporated herein by reference to the relevant information under the caption “Meetings and Committees of the Board” in the 2004 Alliant Energy Proxy Statement.

Alliant Energy has adopted a Code of Ethics that applies to all employees, including the CEO, Chief Operating Officer (COO), CFO and Chief Accounting Officer (CAO), as well as its Board of Directors. Alliant Energy makes its code of ethics available free of charge on its website at www.alliantenergy.com/investors at the Corporate Governance link, and any such Code of Ethics is available in print to any shareowner who requests it from Alliant Energy’s Corporate Secretary. Alliant Energy intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the Code of Ethics by posting such information on its website at www.alliantenergy.com/investors at the Corporate Governance link. Alliant Energy is not including the information contained on its website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Alliant Energy makes its Corporate Governance Principles and the written charters of the Audit Committee, Compensation and Personnel Committee and Nominating and Governance Committee of Alliant Energy’s Board of Directors available, free of charge, on its website at www.alliantenergy.com/investors and such information is available in print to any shareowner who requests it from Alliant Energy’s Corporate Secretary. Alliant Energy is not including the information contained on its website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

IP&L
IP&L’s directors are identical to those of Alliant Energy. The information required by Item 10 relating to directors and nominees for election of directors at the 2004 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information included under the caption “Election of Directors” in the 2004 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of IP&L’s fiscal year. The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2004 Alliant Energy Proxy Statement. Information regarding executive officers of IP&L may be found in Part I of this report under the caption “Executive Officers of the Registrants.” The information required by Item 10 relating to the audit committee financial expert is incorporated herein by reference to the relevant information under the caption “Meetings and Committees of the Board” in the 2004 Alliant Energy Proxy Statement.

All IP&L employees, including the CEO, COO, CFO and CAO, as well as IP&L’s Board of Directors are subject to the Alliant Energy Code of Ethics, which is available free of charge on Alliant Energy’s website at www.alliantenergy.com/investors. IP&L intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the Code of Ethics by posting such information on Alliant Energy’s website at www.alliantenergy.com/investors at the Corporate Governance link. IP&L is not including the information contained on Alliant Energy’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

WP&L
The information required by Item 10 relating to directors and nominees for election of directors at the 2004 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information under the caption “Election of Directors” in WP&L’s Proxy Statement for the 2004 Annual Meeting of Shareowners (the 2004 WP&L Proxy Statement), which will be filed with the SEC within 120 days after the end of WP&L’s fiscal year. The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2004 WP&L Proxy Statement. Information regarding executive officers of WP&L may be found in Part I of this report under the caption “Executive Officers of the Registrants.” The information required by Item 10 relating to the audit committee financial expert is incorporated herein by reference to the relevant information under the caption “Meetings and Committees of the Board” in the 2004 WP&L Proxy Statement.

All WP&L employees, including the CEO, COO, CFO and CAO, as well as WP&L’s Board of Directors are subject to the Alliant Energy Code of Ethics, which is available free of charge on Alliant Energy’s website at www.alliantenergy.com/investors. WP&L intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the Code of Ethics by posting such information on Alliant Energy’s website at www.alliantenergy.com/investors at the Corporate Governance link. WP&L is not including the information contained on Alliant Energy’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

ALLIANT ENERGY
The information required by Item 11 is incorporated herein by reference to the relevant information under the captions “Compensation of Directors,” “Compensation of Executive Officers,” “Stock Options,” “Long-Term Incentive Awards,” “Certain Agreements” and “Retirement and Employee Benefit Plans” in the 2004 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IP&L
The directors and executive officers for IP&L for which compensation information must be included are the same as for WP&L. Therefore, the information required by Item 11 is incorporated herein by reference to the relevant information under the captions “Compensation of Directors,” “Compensation of Executive Officers,” “Stock Options,” “Long-Term Incentive Awards,” “Certain Agreements” and “Retirement and Employee Benefit Plans” in the 2004 WP&L Proxy Statement, which will be filed with the SEC within 120 days after the end of IP&L’s fiscal year.

WP&L
The information required by Item 11 is incorporated herein by reference to the relevant information under the captions “Compensation of Directors,” “Compensation of Executive Officers,” “Stock Options,” “Long-Term Incentive Awards,” “Certain Agreements” and “Retirement and Employee Benefit Plans” in the 2004 WP&L Proxy Statement, which will be filed with the SEC within 120 days after the end of WP&L’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ALLIANT ENERGY
Information regarding Alliant Energy’s equity compensation plans as of Dec. 31, 2003 was as follows:

			(c)
	(a)	(b)	Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise of	outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))

Equity compensation plans
approved by shareowners	4,958,100 (1)	$26.09	2,593,589 (2)
Equity compensation plans not
approved by shareowners	N/A (3)	N/A	N/A (4)

Total	4,958,100	$26.09	2,593,589

(1)

Represents performance shares and options to purchase shares of Alliant Energy common stock granted under the Alliant Energy LTEIP and EIP. The performance shares are paid out in shares of Alliant Energy common stock or a combination of cash and stock and are modified by a performance multiplier, which ranges from zero to two, based on the performance criteria. The performance shares included in column (a) of the table reflect an assumed payout at a performance multiplier of two.

(2)

All of the available shares under the LTEIP and EIP may be issued upon the exercise of stock options or may be issued as awards in the form of stock appreciation rights, restricted stock, restricted stock units, performance shares or performance units. Excludes 1,745 shares of restricted common stock previously issued and outstanding for which the restrictions have not lapsed.

(3)

As of Dec. 31, 2003, there were 264,673 shares of Alliant Energy common stock outstanding under the Alliant Energy Key Employee Deferred Compensation Plan (KEDCP) and the Alliant Energy Deferred Compensation Plan for Directors (DDCP) described below.

(4)	There is no limit on the number of shares of Alliant Energy common stock that may be issued under the KEDCP and the DDCP.

Deferred Compensation Plans — Alliant Energy maintains an unfunded KEDCP under which participants may defer up to 100% of base salary, incentive compensation and eligible supplemental executive retirement plan payments. Participants who have made the maximum allowed contribution to the Alliant Energy 401(k) Savings Plan may receive an additional credit to the deferred compensation plan. Alliant Energy also maintains an unfunded DDCP under which directors may elect to defer all or part of their retainer fee. Key employees and directors may elect to have their deferrals credited to an interest account or a company stock account, which are held in grantor trusts. Payments from the company stock account will be made in shares of Alliant Energy common stock.

The remainder of the information required by Item 12 is incorporated herein by reference to the relevant information under the caption “Ownership of Voting Securities” in the 2004 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IP&L
To IP&L’s knowledge, no shareowner beneficially owned 5% or more of IP&L’s 8.375% or 7.10% Cumulative Preferred Stock as of Dec. 31, 2003. None of the directors or executive officers of IP&L own any shares of IP&L’s 8.375% or 7.10% Cumulative Preferred Stock.

WP&L
The information required by Item 12 is incorporated herein by reference to the relevant information under the caption “Ownership of Voting Securities” in the 2004 WP&L Proxy Statement, which will be filed with the SEC within 120 days after the end of WP&L’s fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

ALLIANT ENERGY
The information required by Item 14 is incorporated herein by reference to the relevant information under the caption "Report of the Audit Committee" in the 2004 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy's fiscal year.

IP&L
The principal accountant fees and services paid by Alliant Energy include those paid on behalf of IP&L and certain other Alliant Energy subsidiaries. The information required by Item 14 is incorporated herein by reference to the relevant information under the caption "Report of the Audit Committee" in the 2004 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of IP&L's fiscal year.

WP&L
The information required by Item 14 is incorporated herein by reference to the relevant information under the caption "Report of the Audit Committee" in the 2004 WP&L Proxy Statement, which will be filed with the SEC within 120 days after the end of WP&L's fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)	Consolidated Financial Statements - Refer to "Index to Financial Statements" in Item 8 Financial Statements and Supplementary Data.

(a) (2)	Financial Statement Schedules - Schedule II. Valuation and Qualifying Accounts and Reserves

NOTE: All other schedules are omitted because they are not applicable or not required, or because that required information is shown either in the consolidated financial statements or in the notes thereto.

(a) (3)	Exhibits Required by Securities and Exchange Commission Regulation S-K - The following Exhibits are filed herewith or incorporated herein by reference.

3.1	Restated Articles of Incorporation of Alliant Energy, as amended (incorporated by reference to Exhibit 3.2 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1999)

3.2	Bylaws of Alliant Energy, as amended, effective as of Jan. 30, 2001 (incorporated by reference to Exhibit 3.2 to Alliant Energy's Form 10-K for the year 2000)

3.3	Restated Articles of Incorporation of WP&L, as amended (incorporated by reference to Exhibit 3.1 to WP&L's Form 10-Q for the quarter ended June 30, 1994)

3.4	Bylaws of WP&L, as amended, effective as of Jan. 30, 2001 (incorporated by reference to Exhibit 3.4 to WP&L's Form 10-K for the year 2000)

3.5	Restated Articles of Incorporation of IP&L

3.6	Bylaws of IP&L, as amended, effective as of Jan. 30, 2001 (incorporated by reference to Exhibit 3.6 to IP&L's Form 10-K for the year 2000)

4.1	Rights Agreement, dated Jan. 20, 1999, between Alliant Energy and Wells Fargo Bank Minnesota, N.A., successor (incorporated by reference to Exhibit 4.1 to Alliant Energy's Registration Statement on Form 8-A, dated Jan. 20, 1999)

4.2	Indenture of Mortgage or Deed of Trust dated Aug. 1, 1941, between WP&L and U.S. Bank National Association (U.S. Bank) and Robert T. Jones, successor, as Trustees, filed as Exhibit 7(a) in File No. 2-6409, and the indentures supplemental thereto dated, respectively, Jan. 1, 1948, Sept. 1, 1948, June 1, 1950, April 1, 1951, April 1, 1952, Sept. 1, 1953, Oct. 1, 1954, March 1, 1959, May 1, 1962, Aug. 1, 1968, June 1, 1969, Oct. 1, 1970, July 1, 1971, April 1, 1974, Dec. 1, 1975, May 1, 1976, May 15, 1978, Aug. 1, 1980, Jan. 15, 1981, Aug. 1, 1984, Jan. 15, 1986, June 1, 1986, Aug. 1, 1988, Dec. 1, 1990, Sept. 1, 1991, Oct. 1, 1991, March 1, 1992, May 1, 1992, June 1, 1992 and July 1, 1992 (Second Amended Exhibit 7(b) in File No. 2-7361; Amended Exhibit 7(c) in File No. 2-7628; Amended Exhibit 7.02 in File No. 2-8462; Amended Exhibit 7.02 in File No. 2-8882; Second Amendment Exhibit 4.03 in File No. 2-9526; Amended Exhibit 4.03 in File No. 2-10406; Amended Exhibit 2.02 in File No. 2-11130; Amended Exhibit 2.02 in File No. 2-14816; Amended Exhibit 2.02 in File No. 2-20372; Amended Exhibit 2.02 in File No. 2-29738; Amended Exhibit 2.02 in File No. 2-32947; Amended Exhibit 2.02 in File No. 2-38304; Amended Exhibit 2.02 in File No. 2-40802; Amended Exhibit 2.02 in File No. 2-50308; Exhibit 2.01(a) in File No. 2-57775; Amended Exhibit 2.02 in File No. 2-56036; Amended Exhibit 2.02 in File No. 2-61439; Exhibit 4.02 in File No. 2-70534; Amended Exhibit 4.03 in File No. 2-70534; Exhibit 4.02 in File No. 33-2579; Amended Exhibit 4.03 in File No. 33-2579; Amended Exhibit 4.02 in File No. 33-4961; Exhibit 4.24 in File No. 33-45726, Exhibit 4.25 in File No. 33-45726, Exhibit 4.26 in File No. 33-45726, Exhibit 4.27 in File No. 33-45726, Exhibit 4.1 to WP&L's Form 8-K dated March 9, 1992, Exhibit 4.1 to WP&L's Form 8-K dated May 12, 1992, Exhibit 4.1 to WP&L's Form 8-K dated June 29, 1992 and Exhibit 4.1 to WP&L's Form 8-K dated July 20, 1992)

4.3	Indenture, dated as of June 20, 1997, between WP&L and U.S. Bank, as Trustee, relating to debt securities (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WP&L's Registration Statement on Form S-3 (Registration No. 33-60917))

4.4	Officers' Certificate, dated as of June 25, 1997, creating WP&L's 7% debentures due June 15, 2007 (incorporated by reference to Exhibit 4 to WP&L's Form 8-K, dated June 25, 1997)

4.5	Officers' Certificate, dated as of Oct. 27, 1998, creating WP&L's 5.7% debentures due Oct. 15, 2008 (incorporated by reference to Exhibit 4 to WP&L's Form 8-K, dated Oct. 27, 1998)

4.6	Officers' Certificate, dated as of March 1, 2000, creating WP&L's 7-5/8% debentures due March 1, 2010 (incorporated by reference to Exhibit 4 to WP&L's Form 8-K, dated March 1, 2000)

4.7	Indenture of Mortgage and Deed of Trust, dated as of Sept. 1, 1993, between IP&L and J.P. Morgan Trust Company, National Association (J.P. Morgan Trust) as successor in interest to Bank One Trust Company, National Association (Bank One Trust), successor, as Trustee (incorporated by reference to Exhibit 4(c) to IP&L's Form 10-Q for the quarter ended Sept. 30, 1993), and the indentures supplemental thereto dated, respectively, Oct. 1, 1993, Nov. 1, 1993, March 1, 1995, Sept. 1, 1996 and April 1, 1997 (Exhibit 4(d) in IP&L's Form 10-Q dated Nov. 12, 1993, Exhibit 4(e) in IP&L's Form 10-Q dated Nov. 12, 1993, Exhibit 4(b) in IP&L's Form 10-Q dated May 12, 1995, Exhibit 4(c)(i) in IP&L's Form 8-K dated Sept. 19, 1996 and Exhibit 4(a) in IP&L's Form 10-Q dated May 14, 1997)

4.8	Indenture (For Senior Unsecured Debt Securities), dated as of Aug. 1, 1997, between IP&L and J.P. Morgan Trust as successor in interest to Bank One Trust, successor, as Trustee (incorporated by reference to Exhibit 4(j) to IP&L's Registration Statement, File No. 333-32097)

4.9	Officer's Certificate, dated as of Aug. 4, 1997, creating IP&L's 6-5/8% Senior Debentures, Series A, due 2009 (incorporated by reference to Exhibit 4.12 to IP&L's Form 10-K for the year 2000)

4.10	Officers' Certificate, dated as of March 6, 2001, creating IP&L's 6-3/4% Series B Senior Debentures due 2011 (incorporated by reference to Exhibit 4 to IP&L's Form 8-K, dated March 6, 2001)

4.11	The Original through the Nineteenth Supplemental Indentures of IP&L, successor, to JPMorgan Chase Bank and James P. Freeman, successor, as Trustee, dated Jan. 1, 1948 securing First Mortgage Bonds (incorporated by reference to Exhibits 4(b) through 4(t) to IPC's Registration Statement No. 33-59352 dated March 11, 1993)

4.12	Twentieth Supplemental Indenture of IP&L, successor, to JPMorgan Chase Bank and James P. Freeman, successor, as Trustees, dated May 15, 1993 (incorporated by reference to Exhibit 4(u) to IPC's Registration Statement No. 33-59352 dated March 11, 1993)

4.13	Twenty-First Supplemental Indenture of IP&L, successor, to JPMorgan Chase Bank and James P. Freeman, as Trustees, dated Dec. 31, 2001 (incorporated by reference to Exhibit 4.3 to IP&L's Form 8-K, dated Jan. 1, 2002)

4.14	Indenture, dated as of Nov. 4, 1999, among Resources, Alliant Energy, as Guarantor, and U.S. Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Resources' and Alliant Energy's Registration Statement on Form S-4 (Registration No. 333-92859)), and the indentures supplemental thereto dated, respectively, Nov. 4, 1999, Feb. 1, 2000 and Nov. 15, 2001 (Exhibit 4.2 in Registration No. 333-92859, Exhibit 99.4 in Alliant Energy's Form 8-K dated Feb. 1, 2000 and Exhibit 4.4 in Resources' and Alliant Energy's Registration Statement on Form S-4 (Registration No. 333-75020))

4.14a	Fourth Supplemental Indenture, dated as of Dec. 26, 2002, among Resources, Alliant Energy, as Guarantor, and U.S. Bank, as Trustee (incorporated by reference to Exhibit 4.16a to Alliant Energy's Form 10-K for the year 2002)

4.15	Indenture (For Senior Unsecured Debt Securities), dated as of Aug. 20, 2003, between IP&L and J.P. Morgan Trust as successor in interest to Bank One Trust, as Trustee (incorporated by reference to Exhibit 4.11 to IP&L's Registration Statement on Form S-3 (Registration No. 333-108199))

4.16	Officer's Certificate, dated Sept. 10, 2003, creating IP&L's 5.875% Senior Debentures due 2018 (incorporated by reference to Exhibit 4.1 to IP&L's Form 8-K, dated Sept. 10, 2003)

4.17	Officer's Certificate, dated Oct. 14, 2003, creating IP&L's 6.45% Senior Debentures due 2033 (incorporated by reference to Exhibit 4.1 to IP&L's Form 8-K, dated Oct. 14, 2003)

10.1	364-Day Credit Agreement, dated as of Sept. 30, 2003, among Alliant Energy, the Banks named therein and Bank One, NA, as Administrative Agent and Letters of Credit issuing bank (incorporated by reference to Exhibit 10.1 to Alliant Energy's Form 10-Q for the quarter ended Sept. 30, 2003)

10.2	364-Day Credit Agreement, dated as of Sept. 30, 2003, among IP&L, the Banks named therein and Bank One, NA, as Administrative Agent and Letters of Credit issuing bank (incorporated by reference to Exhibit 10.2 to IP&L's Form 10-Q for the quarter ended Sept. 30, 2003)

10.3	364-Day Credit Agreement, dated as of Sept. 30, 2003, among WP&L, the Banks named therein and Bank One, NA, as Administrative Agent and Letters of Credit issuing bank (incorporated by reference to Exhibit 10.3 to WP&L's Form 10-Q for the quarter ended Sept. 30, 2003)

10.4	Service Agreement by and among WP&L, South Beloit, IP&L and Corporate Services (incorporated by reference to Exhibit 10.1 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1998)

10.5	Service Agreement by and among Resources and Corporate Services (incorporated by reference to Exhibit 10.2 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1998)

10.6	System Coordination and Operating Agreement dated April 11, 1997, among IP&L, WP&L and Corporate Services (incorporated by reference to Exhibit 10.3 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1998)

10.7	Joint Power Supply Agreement among WPSC, WP&L, and MG&E, dated Feb. 2, 1967 (incorporated by reference to Exhibit 4.09 of WPSC in File No. 2-27308)

10.7a	Amendment No. 1 to Joint Power Supply Agreement dated Feb. 2, 1967 among WPSC, WP&L, and MG&E (incorporated by reference to Exhibit 10.1 to WP&L's Form 10-Q for the quarter ended Sept. 30, 2001)

10.8	Joint Power Supply Agreement among WPSC, WP&L, and MG&E, dated July 26, 1973 (incorporated by reference to Exhibit 5.04A of WPSC in File No. 2-48781)

10.9	Basic Generating Agreement, Unit 4, Edgewater Generating Station, dated June 5, 1967, between WP&L and WPSC (incorporated by reference to Exhibit 4.10 of WPSC in File No. 2-27308)

10.10	Agreement for Construction and Operation of Edgewater 5 Generating Unit, dated Feb. 24, 1983, between WP&L, WEPCO and WPSC (incorporated by reference to Exhibit 10C-1 to WPSC's Form 10-K for the year 1983 (File No. 1-3016))

10.10a	Amendment No. 1 to Agreement for Construction and Operation of Edgewater 5 Generating Unit, dated Dec. 1, 1988 (incorporated by reference to Exhibit 10C-2 to WPSC's Form 10-K for the year 1988 (File No. 1-3016))

10.11	Revised Agreement for Construction and Operation of Columbia Generating Plant among WPSC, WP&L, and MG&E, dated July 26, 1973 (incorporated by reference to Exhibit 5.07 of WPSC in File No. 2-48781)

10.12	Operating and Transmission Agreement between CIPCO and IP&L (incorporated by reference to Exhibit 10(q) to IP&L's Form 10-K for the year 1990)

10.13	DAEC Ownership Participation Agreement dated June 1, 1970 between CIPCO, Corn Belt Power Cooperative and IP&L (incorporated by reference to Exhibit 5(kk) to IP&L's Registration Statement, File No. 2-38674)

10.14	DAEC Operating Agreement dated June 1, 1970 between CIPCO, Corn Belt Power Cooperative and IP&L (incorporated by reference to Exhibit 5(ll) to IP&L's Registration Statement, File No. 2-38674)

10.15	DAEC Agreement for Transmission, Transformation, Switching, and Related Facilities dated June 1, 1970 between CIPCO, Corn Belt Power Cooperative and IP&L (incorporated by reference to Exhibit 5(mm) to IP&L's Registration Statement, File No. 2-38674)

10.16	Basic Generating Agreement dated April 16, 1975 between Iowa Public Service Company, Iowa Power and Light Company, Iowa-Illinois Gas and Electric Company and IP&L for the joint ownership of Ottumwa Generating Station-Unit 1 (OGS-1) (incorporated by reference to Exhibit 1 to IP&L's Form 10-K for the year 1977)

10.16a	Addendum Agreement to the Basic Generating Agreement for OGS-1 dated Dec. 7, 1977 between Iowa Public Service Company, Iowa-Illinois Gas and Electric Company, Iowa Power and Light Company and IP&L for the purchase of 15% ownership in OGS-1 (incorporated by reference to Exhibit 3 to IP&L's Form 10-K for the year 1977)

10.17	Asset Contribution Agreement between ATC and WEPCO, WP&L, WPSC, MG&E, Edison Sault Electric Company and South Beloit, dated as of Dec. 15, 2000 (incorporated by reference to Exhibit 10.15 to Alliant Energy's Form 10-K for the year 2000)

10.17a	Addenda to the Asset Contribution Agreement between ATC and WEPCO, WP&L, WPSC, MG&E, Edison Sault Electric Company and South Beloit, dated as of Dec. 15, 2000 (incorporated by reference to Exhibit 10.15a to Alliant Energy's Form 10-K for the year 2000)

10.18	Operating Agreement of ATC, dated as of Jan. 1, 2001 (incorporated by reference to Exhibit 10.16 to Alliant Energy's Form 10-K for the year 2000)

10.19#	Alliant Energy LTEIP, as amended (incorporated by reference to Exhibit 10.1 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1999)

10.20#	Alliant Energy EIP (incorporated by reference to Exhibit 4.2 to Alliant Energy's Registration Statement on Form S-8 (Registration No. 333-88304))

10.21#	Alliant Energy KEDCP (incorporated by reference to Exhibit 4.2 to Alliant Energy's Registration Statement on Form S-8 (Registration No. 333-51126)

10.22#	KEDCP (incorporated by reference to Exhibit 10(n) to IES's Form 10-K for the year 1987)

10.22a#	Amendments to Key Employee Deferred Compensation Agreement for Key Employees (incorporated by reference to Exhibit 10(v) to IES's Form 10-Q for the quarter ended March 31, 1990)

10.23#	DDCP, as amended and restated effective Jan. 1, 2000, amended Nov. 14, 2001 (incorporated by reference to Exhibit 10.22 to Alliant Energy's Form 10-K for the year 2001)

10.24#	IP&L Irrevocable Trust Agreement dated April 30, 1990 (incorporated by reference to Exhibit 99.f to IPC's Form 10-K for the year 1993)

10.25#	IP&L Irrevocable Trust Agreement dated December 1997 (incorporated by reference to Exhibit 99.7 to IPC's Form 10-K for the year 1997)

10.26#	Alliant Energy Grantor Trust for Deferred Compensation Agreements (Key Employees) (incorporated by reference to Exhibit 4.4 to Alliant Energy's Registration Statement on Form S-8 (Registration No. 33-51126))

10.27#	Alliant Energy Grantor Trust for Deferred Compensation Agreements (Directors) (incorporated by reference to Exhibit 4.3 to Alliant Energy's Registration Statement on Form S-8 (Registration No. 33-51126))

10.28#	Form of Supplemental Retirement Agreement (SRA) (incorporated by reference to Exhibit 10.15 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1998)

10.29#	Supplemental Retirement Plan (incorporated by reference to Exhibit 10(l) to IES's Form 10-K for the year 1987)

10.30#	Alliant Energy Excess Plan (incorporated by reference to Exhibit 10.33 to Alliant Energy's Form 10-K for the year 2000)

10.31#	SRA by and between Alliant Energy and E.B. Davis, Jr., W.D. Harvey, J.E. Hoffman, E.G. Protsch, B.J. Swan and P.J. Wegner (incorporated by reference to Exhibit 10.5 to Alliant Energy's Form 10-Q for the quarter ended Sept. 30, 2003)

10.32#	SRA by and between Alliant Energy and T.L. Hanson and J.E. Kratchmer (incorporated by reference to Exhibit 10.7 to Alliant Energy's Form 10-Q for the quarter ended Sept. 30, 2003)

10.33#	Key Executive Employment and Severance Agreement (KEESA), dated March 29, 1999, by and between Alliant Energy and Erroll B. Davis, Jr. (incorporated by reference to Exhibit 10.2 to Alliant Energy's Form 10-Q for the quarter ended March 31, 1999)

10.34#	KEESA, dated March 29, 1999, by and between Alliant Energy and each of J.E. Hoffman, W.D. Harvey, E.G. Protsch, P.J. Wegner and B.J. Swan (incorporated by reference to Exhibit 10.3 to Alliant Energy's Form 10-Q for the quarter ended March 31, 1999)

10.35#	KEESA, dated March 29, 1999, by and between Alliant Energy and T.L. Aller; dated May 22, 2002, by and between Alliant Energy and T.L. Hanson; dated April 11, 2003, by and between Alliant Energy and J.E. Kratchmer (incorporated by reference to Exhibit 10.4 to Alliant Energy's Form 10-Q for the quarter ended March 31, 1999)

10.36#	Employment Agreement by and between Alliant Energy and Erroll B. Davis, Jr., amended and restated as of March 29, 1999 (incorporated by reference to Exhibit 10.5 to Alliant Energy's Form 10-Q for the quarter ended March 31, 1999)

10.37#	Executive Tenure Compensation Plan as revised November 1992 (incorporated by reference to Exhibit 10A to Alliant Energy's Form 10-K for the year 1992)

10.37a#	Amendment to Executive Tenure Compensation Plan adopted Feb. 23, 1998 (incorporated by reference to Exhibit 10.19a to Alliant Energy's Form 10-Q for the quarter ended June 30, 1998)

10.38#	Severance Agreement by and between Alliant Energy and Thomas M. Walker, dated Nov. 14, 2003

21	Subsidiaries of Alliant Energy and WP&L

23.1	Independent Auditors' Consent for Alliant Energy

23.2	Independent Auditors' Consent for IP&L

31.1	Certification of the Chairman and CEO for Alliant Energy

31.2	Certification of the Senior Executive Vice President and CFO for Alliant Energy

31.3	Certification of the Chairman and CEO for IP&L

31.4	Certification of the CFO for IP&L

31.5	Certification of the Chairman and CEO for WP&L

31.6	Certification of the CFO for WP&L

32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy

32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IP&L

32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WP&L

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrants agree to furnish to the SEC, upon request, any instrument defining the rights of holders of unregistered long-term debt not filed as an exhibit to this Form 10-K. No such instrument authorizes securities in excess of 10% of the total assets of Alliant Energy, WP&L or IP&L, as the case may be.

Documents incorporated by reference to filings made by Alliant Energy under the Securities Exchange Act of 1934, as amended, are under File No. 1-9894. Documents incorporated by reference to filings made by WP&L under the Securities Exchange Act of 1934, as amended, are under File No. 0-337. Documents incorporated by reference to filings made by IES under the Securities Exchange Act of 1934, as amended, are under File No. 1-9187. Documents incorporated by reference to filings made by IP&L under the Securities Exchange Act of 1934, as amended, are under File No. 0-4117-1. Documents incorporated by reference to filings made by IPC under the Securities Exchange Act of 1934, as amended, are under File No. 1-3632.

# — A management contract or compensatory plan or arrangement.

(b)     Reports on Form 8-K

Alliant Energy
Alliant Energy filed a Current Report on Form 8-K, dated Oct. 30, 2003, reporting (under Items 7 and 12) that it issued a press release announcing its earnings for the quarter ended Sept. 30, 2003 and its earnings guidance for 2003.

IP&L
IP&L filed a Current Report on Form 8-K, dated Oct. 14, 2003, reporting (under Items 5 and 7) that it agreed to sell $100 million aggregate principal amount of its 6.45% senior debentures due 2033 in a public offering.

WP&L — None.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions

	Balance,	Charged to	Charged to Other		Balance,
Description	Jan. 1	Expense	Accounts (1)	Deductions (2)	Dec. 31

	(in thousands)
Valuation and Qualifying Accounts Which are Deducted in the Balance Sheet From the Assets to Which They Apply:
Accumulated Provision for Uncollectible Accounts:
Alliant Energy
Year ended Dec. 31, 2003	$5,519	$9,868	$1,472	$10,174	$6,685
Year ended Dec. 31, 2002	7,891	8,115	1,244	11,731	5,519
Year ended Dec. 31, 2001	4,341	9,317	1,510	7,277	7,891
IP&L
Year ended Dec. 31, 2003	$1,282	$4,500	$--	$4,375	$1,407
Year ended Dec. 31, 2002	1,883	3,115	--	3,716	1,282
Year ended Dec. 31, 2001	1,316	7,206	--	6,639	1,883
WP&L
Year ended Dec. 31, 2003	$2,228	$4,367	$1,472	$4,983	$3,084
Year ended Dec. 31, 2002	1,543	4,067	1,244	4,626	2,228
Year ended Dec. 31, 2001	8	37	1,498	--	1,543
Note: The above provisions relate to various customer, notes and other receivable balances included in various line items on the respective Consolidated Balance Sheets.

Other Reserves:
Accumulated Provision for Nuclear Refueling Outage Provision and Other Miscellaneous Reserves:
Alliant Energy
Year ended Dec. 31, 2003	$27,583	$12,097	$--	$22,318	$17,362
Year ended Dec. 31, 2002 (3)	13,210	18,452	--	4,079	27,583
Year ended Dec. 31, 2001 (3)	21,731	10,565	--	19,086	13,210
IP&L
Year ended Dec. 31, 2003	$21,021	$9,285	$--	$18,969	$11,337
Year ended Dec. 31, 2002 (3)	10,232	12,783	--	1,994	21,021
Year ended Dec. 31, 2001 (3)	14,067	9,229	--	13,064	10,232
WP&L
Year ended Dec. 31, 2003	$4,853	$1,879	$--	$2,021	$4,711
Year ended Dec. 31, 2002	2,574	4,011	--	1,732	4,853
Year ended Dec. 31, 2001	2,689	1,266	--	1,381	2,574

(1)	Accumulated provision for uncollectible accounts: In accordance with its regulatory treatment, certain amounts provided by WP&L are recorded in regulatory assets.
(2)

Deductions are of the nature for which the reserves were created. In the case of the accumulated provision for uncollectible accounts, deductions from this reserve are reduced by recoveries of amounts previously written off.

(3)	2002 and 2001 amounts have been revised to include IP&L’s nuclear refueling outage provision.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March 2004.

ALLIANT ENERGY CORPORATION

By:/s/ Erroll B. Davis, Jr.
Erroll B. Davis, Jr.
Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March 2004.

/s/ Erroll B. Davis, Jr.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Erroll B. Davis, Jr.

/s/ Eliot G. Protsch	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Eliot G. Protsch

/s/ John E. Kratchmer	Vice President-Controller and Chief Accounting Officer (Principal Accounting Officer)
John E. Kratchmer

/s/ Alan B. Arends	Director	/s/ David A. Perdue	Director
Alan B. Arends		David A. Perdue

/s/ Michael L. Bennett	Director	/s/ Judith D. Pyle	Director
Michael L. Bennett		Judith D. Pyle

/s/ Jack B. Evans	Director	/s/ Robert W. Schlutz	Director
Jack B. Evans		Robert W. Schlutz

/s/ Katharine C. Lyall	Director	/s/ Wayne H. Stoppelmoor	Director
Katharine C. Lyall		Wayne H. Stoppelmoor

/s/ Singleton B. McAllister	Director	/s/ Anthony R. Weiler	Director
Singleton B. McAllister		Anthony R. Weiler

/s/ Ann K. Newhall	Director
Ann K. Newhall

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March 2004.

INTERSTATE POWER AND LIGHT COMPANY

By: /s/ Erroll B. Davis, Jr.
Erroll B. Davis, Jr.
Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March 2004.

/s/ Erroll B. Davis, Jr.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Erroll B. Davis, Jr.

/s/ Eliot G. Protsch	Chief Financial Officer (Principal Financial Officer)
Eliot G. Protsch

/s/ John E. Kratchmer	Vice President-Controller and Chief Accounting Officer (Principal Accounting Officer)
John E. Kratchmer

/s/ Alan B. Arends	Director	/s/ David A. Perdue	Director
Alan B. Arends		David A. Perdue

/s/ Michael L. Bennett	Director	/s/ Judith D. Pyle	Director
Michael L. Bennett		Judith D. Pyle

/s/ Jack B. Evans	Director	/s/ Robert W. Schlutz	Director
Jack B. Evans		Robert W. Schlutz

/s/ Katharine C. Lyall	Director	/s/ Wayne H. Stoppelmoor	Director
Katharine C. Lyall		Wayne H. Stoppelmoor

/s/ Singleton B. McAllister	Director	/s/ Anthony R. Weiler	Director
Singleton B. McAllister		Anthony R. Weiler

/s/ Ann K. Newhall	Director
Ann K. Newhall

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March 2004.

WISCONSIN POWER AND LIGHT COMPANY

By: /s/ Erroll B. Davis, Jr.
Erroll B. Davis, Jr.
Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March 2004.

/s/ Erroll B. Davis, Jr.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Erroll B. Davis, Jr.

/s/ Eliot G. Protsch	Chief Financial Officer (Principal Financial Officer)
Eliot G. Protsch

/s/ John E. Kratchmer	Vice President-Controller and Chief Accounting Officer (Principal Accounting Officer)
John E. Kratchmer

/s/ Alan B. Arends	Director	/s/ David A. Perdue	Director
Alan B. Arends		David A. Perdue

/s/ Michael L. Bennett	Director	/s/ Judith D. Pyle	Director
Michael L. Bennett		Judith D. Pyle

/s/ Jack B. Evans	Director	/s/ Robert W. Schlutz	Director
Jack B. Evans		Robert W. Schlutz

/s/ Katharine C. Lyall	Director	/s/ Wayne H. Stoppelmoor	Director
Katharine C. Lyall		Wayne H. Stoppelmoor

/s/ Singleton B. McAllister	Director	/s/ Anthony R. Weiler	Director
Singleton B. McAllister		Anthony R. Weiler

/s/ Ann K. Newhall	Director
Ann K. Newhall

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

Exhibit Index to Annual Report on Form 10-K
For the fiscal year ended Dec. 31, 2003

Exhibit
Number	Description

3.5	Restated Articles of Incorporation of IP&L

10.38	Severance Agreement by and between Alliant Energy and Thomas M. Walker, dated Nov. 14, 2003

21	Subsidiaries of Alliant Energy

23.1	Independent Auditors' Consent for Alliant Energy

23.2	Independent Auditors' Consent for IP&L

31.1	Certification of the Chairman and CEO for Alliant Energy

31.2	Certification of the Senior Executive Vice President and CFO for Alliant Energy

31.3	Certification of the Chairman and CEO for IP&L

31.4	Certification of the CFO for IP&L

31.5	Certification of the Chairman and CEO for WP&L

31.6	Certification of the CFO for WP&L

32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.ss.1350 for Alliant Energy

32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.ss.1350 for IP&L

32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.ss.1350 for WP&L