Form 10-Q
period 2005-09-30
INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2005-11-08
CIK 52485, 107832, 352541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from _______ to _______

Commission	Name of Registrant, State of Incorporation,	IRS Employer
File Number	Address of Principal Executive Offices and Telephone Number	Identification Number
1-9894	ALLIANT ENERGY CORPORATION	39-1380265
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No [X]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Alliant Energy Corporation	Yes [X] No [ ]
Interstate Power and Light Company	Yes [ ] No [X]
Wisconsin Power and Light Company	Yes [ ] No [X]

Number of shares outstanding of each class of common stock as of Oct. 31, 2005:

Alliant Energy Corporation	Common stock, $0.01 par value, 116,876,176 shares outstanding
Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

	(dollars in millions, except per share amounts)
Operating revenues:
Domestic utility:
Electric	$709.5	$583.3	$1,749.6	$1,519.8
Gas	89.2	54.2	426.8	382.0
Other	18.3	23.2	57.0	60.3
Non-regulated	57.2	32.9	139.4	100.4

	874.2	693.6	2,372.8	2,062.5

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	307.8	195.2	759.9	565.5
Cost of gas sold	60.1	29.0	297.0	262.1
Other operation and maintenance	150.9	171.0	502.6	513.1
Non-regulated operation and maintenance	50.3	28.8	126.6	90.9
Depreciation and amortization	80.4	79.2	241.7	236.6
Taxes other than income taxes	25.4	24.0	75.1	75.6

	674.9	527.2	2,002.9	1,743.8

Operating income	199.3	166.4	369.9	318.7

Interest expense and other:
Interest expense	44.2	45.5	132.4	131.5
Loss on early extinguishment of debt	29.1	2.3	45.1	7.7
Equity income from unconsolidated investments	(15.0)	(4.6)	(33.6)	(26.5)
Asset valuation charges - Brazil investments	39.9	-	136.1	-
Allowance for funds used during construction	(2.8)	(3.2)	(8.2)	(16.0)
Preferred dividend requirements of subsidiaries	4.6	4.6	14.0	14.0
Interest income and other	(10.2)	(8.5)	(27.7)	(23.4)

	89.8	36.1	258.1	87.3

Income from continuing operations before income taxes	109.5	130.3	111.8	231.4

Income tax expense (benefit)	9.9	37.9	(5.8)	70.6

Income from continuing operations	99.6	92.4	117.6	160.8

Income (loss) from discontinued operations, net of tax	12.9	(10.6)	(61.4)	(58.0)

Net income	$112.5	$81.8	$56.2	$102.8

Average number of common shares outstanding (basic) (000s)	116,639	114,246	116,318	112,493

Earnings per average common share (basic):
Income from continuing operations	$0.85	$0.81	$1.01	$1.43
Income (loss) from discontinued operations	0.11	(0.09)	(0.53)	(0.52)

Net income	$0.96	$0.72	$0.48	$0.91

Average number of common shares outstanding (diluted) (000s)	117,034	114,703	116,678	112,921

Earnings per average common share (diluted):
Income from continuing operations	$0.85	$0.80	$1.01	$1.42
Income (loss) from discontinued operations	0.11	(0.09)	(0.53)	(0.51)

Net income	$0.96	$0.71	$0.48	$0.91

Dividends declared per common share	$0.2625	$0.25	$0.7875	$0.75

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
ASSETS	2005	2004

	(in millions)
Property, plant and equipment:
Domestic utility:
Electric plant in service	$6,394.1	$6,125.6
Gas plant in service	675.7	649.2
Other plant in service	544.4	526.4
Accumulated depreciation	(3,144.7)	(2,991.6)

Net plant	4,469.5	4,309.6
Construction work in progress	137.9	167.0
Other, less accumulated depreciation (accum. depr.)	47.5	52.4

Total domestic utility	4,654.9	4,529.0

Non-regulated and other:
Non-regulated Generation, less accum. depr.	282.9	266.2
Other Non-regulated Investments, less accum. depr.	59.5	62.0
Alliant Energy Corporate Services, Inc. and other, less accum. depr.	55.2	65.2

Total non-regulated and other	397.6	393.4

	5,052.5	4,922.4

Current assets:
Cash and temporary cash investments	140.0	202.4
Restricted cash	12.4	13.2
Accounts receivable:
Customer, less allowance for doubtful accounts	156.3	128.0
Unbilled utility revenues	100.5	138.1
Other, less allowance for doubtful accounts	51.2	59.4
Income tax refunds receivable	2.9	16.2
Production fuel, at average cost	56.5	42.4
Materials and supplies, at average cost	49.8	55.1
Gas stored underground, at average cost	77.2	64.9
Regulatory assets	84.8	61.7
Prepaid gross receipts tax	23.3	33.3
Derivative assets	37.6	5.3
Assets held for sale	425.1	845.1
Other	35.1	33.0

	1,252.7	1,698.1

Investments:
Investments in unconsolidated foreign entities	388.3	442.3
Nuclear decommissioning trust funds	206.1	242.2
Investment in American Transmission Company LLC and other	250.4	251.4

	844.8	935.9

Other assets:
Regulatory assets	457.4	410.5
Deferred charges and other	279.0	308.3

	736.4	718.8

Total assets	$7,886.4	$8,275.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30,	December 31,
CAPITALIZATION AND LIABILITIES	2005	2004

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $0.01 par value - authorized 240,000,000 shares;
outstanding 116,844,536 and 115,741,816 shares	$1.2	$1.2
Additional paid-in capital	1,787.3	1,762.1
Retained earnings	836.8	871.9
Accumulated other comprehensive loss	(62.7)	(67.1)
Shares in deferred compensation trust - 254,358 and 246,572 shares
at an average cost of $27.41 and $27.36 per share	(7.0)	(6.7)

Total common equity	2,555.6	2,561.4

Cumulative preferred stock of subsidiaries, net	243.8	243.8
Long-term debt, net (excluding current portion)	2,137.3	2,289.4

	4,936.7	5,094.6

Current liabilities:
Current maturities	10.8	96.5
Variable rate demand bonds	39.1	39.1
Commercial paper	68.0	83.0
Capital lease obligations	45.1	13.7
Accounts payable	261.1	264.2
Regulatory liabilities	115.2	27.6
Accrued interest	35.3	45.4
Accrued payroll and vacation	38.2	33.8
Accrued taxes	104.1	101.3
Derivative liabilities	38.2	10.6
Liabilities held for sale	154.1	343.4
Other	55.9	80.2

	965.1	1,138.8

Other long-term liabilities and deferred credits:
Deferred income taxes	766.6	775.5
Deferred investment tax credits	39.9	44.0
Regulatory liabilities	603.6	649.8
Pension and other benefit obligations	208.7	185.8
Asset retirement obligations	177.4	169.3
Capital lease obligations	27.8	63.3
Other	156.0	149.3

	1,980.0	2,037.0

Minority interest	4.6	4.8

Total capitalization and liabilities	$7,886.4	$8,275.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2005	2004

	(in millions)
Cash flows from operating activities:
Net income	$56.2	$102.8
Adjustments to reconcile net income to net cash flows from operating activities:
Loss from discontinued operations, net of tax	61.4	58.0
Distributions from discontinued operations	33.9	19.0
Depreciation and amortization	241.7	236.6
Other amortizations	44.0	50.1
Deferred tax expense (benefit) and investment tax credits	(36.9)	53.5
Equity income from unconsolidated investments, net	(33.6)	(26.5)
Distributions from equity method investments	23.5	25.1
Loss on early extinguishment of debt	45.1	7.7
Non-cash valuation charges	139.5	1.1
Other	(12.5)	(13.0)
Other changes in assets and liabilities:
Accounts receivable	17.5	60.7
Sale of utility accounts receivable	-	(125.0)
Income tax refunds receivable	13.3	(19.1)
Production fuel	(14.1)	(3.7)
Gas stored underground	(12.3)	(18.1)
Deferrals related to Kewaunee outage and coal conservation efforts	(27.4)	-
Accounts payable	21.1	(28.8)
Accrued interest	(10.1)	1.1
Benefit obligations and other	(40.1)	(54.8)

Net cash flows from operating activities	510.2	326.7

Cash flows used for investing activities:
Construction and acquisition expenditures:
Domestic utility business	(305.7)	(382.3)
Non-regulated businesses	(50.9)	(39.2)
Alliant Energy Corporate Services, Inc. and other	(6.2)	(11.5)
Proceeds from asset sales	121.5	4.6
Proceeds from liquidation of nuclear decommissioning trust funds	60.0	-
Other	(7.6)	(25.6)

Net cash flows used for investing activities	(188.9)	(454.0)

Cash flows from (used for) financing activities:
Common stock dividends	(91.3)	(83.7)
Proceeds from issuance of common stock	24.0	109.2
Proceeds from issuance long-term debt	255.8	225.2
Reductions in long-term debt	(492.3)	(100.9)
Net change in commercial paper	(15.0)	(86.5)
Net change in loans with discontinued operations	(12.1)	30.1
Debt repayment premiums	(41.9)	(7.1)
Other	(10.9)	(2.3)

Net cash flows from (used for) financing activities	(383.7)	84.0

Net decrease in cash and temporary cash investments	(62.4)	(43.3)

Cash and temporary cash investments at beginning of period	202.4	179.4

Cash and temporary cash investments at end of period	$140.0	$136.1

Supplemental cash flows information:
Cash paid during the period for:
Interest, net of capitalized interest	$143.4	$131.6

Income taxes, net of refunds	$24.7	$15.8

Noncash investing and financing activities:
Capital lease obligations incurred	$4.1	$13.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The interim condensed consolidated financial statements included herein have been prepared by Alliant Energy Corporation (Alliant Energy), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S.) of America (GAAP) have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include Alliant Energy and its consolidated subsidiaries (including Interstate Power and Light Company (IPL), Wisconsin Power and Light Company (WPL), Alliant Energy Resources, Inc. (Resources) and Alliant Energy Corporate Services, Inc. (Corporate Services)). These financial statements should be read in conjunction with the financial statements and the notes thereto included in Alliant Energy’s, IPL’s and WPL’s latest combined Annual Report on Form 10-K.

In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and nine months ended Sep. 30, 2005 and 2004, the condensed consolidated financial position at Sep. 30, 2005 and Dec. 31, 2004, and the condensed consolidated statements of cash flows for the nine months ended Sep. 30, 2005 and 2004 have been made. Because of the seasonal nature of Alliant Energy’s utility operations, results for the three and nine months ended Sep. 30, 2005 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2005. A change in management’s estimates or assumptions could have a material impact on Alliant Energy’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation. Such reclassifications relate to the reporting of assets and liabilities held for sale and discontinued operations pursuant to Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Unless otherwise noted, the notes herein have been revised to reflect information related only to continuing operations for all periods presented.

(b) Regulatory Assets and Liabilities - In April 2005, WPL received approval from the Public Service Commission of Wisconsin (PSCW) to defer, beginning April 15, 2005, incremental fuel-related costs associated with the extension of an unplanned outage at the Kewaunee Nuclear Power Plant (Kewaunee), which occurred from February 2005 to early July 2005. The PSCW also approved the deferral of incremental operation and maintenance costs related to the unplanned outage. At Sep. 30, 2005, Alliant Energy and WPL had $19 million recorded in “Other assets - regulatory assets” on their respective Condensed Consolidated Balance Sheets related to these incremental costs.

WPL also has received approval from the PSCW to defer all gains, losses, and transaction costs associated with the sale of Kewaunee. In July 2005, WPL completed the sale of its interest in Kewaunee and recognized a loss (excluding the benefits of the non-qualified decommissioning trust assets discussed below), including transaction costs, of $16 million from the sale, which was recorded in “Other assets - regulatory assets” on Alliant Energy’s and WPL’s respective Condensed Consolidated Balance Sheets at Sep. 30, 2005.

In June 2005, WPL received approval from the PSCW to return the retail portion of the Kewaunee-related non-qualified decommissioning trust assets to customers over a two-year period through reduced rates that were effective beginning in July 2005. Determination of the amount of the wholesale portion of the refund is being addressed in WPL’s current wholesale rate case. At Sep. 30, 2005, Alliant Energy and WPL had $51 million recorded in “Current liabilities - regulatory liabilities,” and $26 million in “Other long-term liabilities and deferred credits - regulatory liabilities” on their respective Condensed Consolidated Balance Sheets related to these non-qualified decommissioning trust assets. Refer to Notes 10 and 11 for further discussion of Kewaunee.

In August 2005, WPL received approval from the PSCW to defer, beginning Aug. 3, 2005, incremental purchased power energy costs associated with coal conservation efforts at WPL due to domestic coal delivery disruptions. The domestic coal delivery disruptions were caused by railroad train derailments in Wyoming that caused damage to heavily-used joint railroad lines that supply coal to numerous generating facilities in the U.S., including facilities owned by WPL. At Sep. 30, 2005, Alliant Energy and WPL had $8 million recorded in “Other assets - regulatory assets” on their respective Condensed Consolidated Balance Sheets related to these incremental costs.

In 2002, IPL filed with the Internal Revenue Service (IRS) for a change in method of accounting for tax purposes for 1987 through 2001 that would allow a current deduction related to mixed service costs. IPL had previously capitalized and depreciated such costs for tax purposes over the appropriate tax lives. This change would create a significant current tax benefit that has not been reflected in IPL’s results of operations pending a decision from the Iowa Utilities Board (IUB) on the required ratemaking treatment of the benefit. In its April 2003 order, the IUB approved IPL’s proposed accounting treatment to defer the tax savings as a regulatory liability resulting from the change of accounting method until the IRS audit on this issue is complete. The ratemaking impact will be addressed once the issue is resolved with the IRS. In August 2005, the IRS issued a revenue ruling which would effectively disallow a significant portion of the deduction initially claimed. As a result of the IRS ruling, IPL reduced its estimate of the regulatory liability associated with the anticipated tax savings and increased its current and deferred tax liabilities associated with the mixed service cost deduction. Alliant Energy is currently evaluating various options regarding this issue and does not anticipate any material negative impact on Alliant Energy’s or IPL’s results of operations or financial position related to this adverse revenue ruling.

Refer to Note 7 for information regarding material changes in IPL’s and WPL’s regulatory assets and liabilities during 2005 due to changes in fair value of derivative instruments.

(c) Common Shares Outstanding - A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per average common share (EPS) calculation for the three and nine months ended Sep. 30 was as follows (in thousands):

	Three Months		Nine Months
	2005	2004	2005	2004
Weighted average common shares outstanding:
Basic EPS calculation	116,639	114,246	116,318	112,493
Effect of dilutive securities	395	457	360	428
Diluted EPS calculation	117,034	114,703	116,678	112,921

The following options to purchase shares of common stock were excluded from the calculation of diluted EPS as the exercise prices were greater than the average market price for the three and nine months ended Sep. 30:

	Three Months		Nine Months
	2005	2004	2005	2004
Options to purchase shares of common stock	1,369,303	3,319,268	2,460,001	3,348,093
Weighted average exercise price of options excluded	$30.87	$29.33	$29.73	$29.33

(d) Accounting for Stock-Based Compensation - The effect on net income and EPS for the three and nine months ended Sep. 30 if Alliant Energy had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), to awards issued under its stock-based incentive compensation plans was as follows (dollars in millions):

	Three Months		Nine Months
	2005	2004	2005	2004
Net income, as reported	$112.5	$81.8	$56.2	$102.8
Add: stock-based employee compensation expense
included in reported net income, net of related
tax effects	0.5	0.2	0.1	1.9
Less: stock-based employee compensation expense
determined under the fair value-based method
for all awards, net of related tax effects	0.6	0.6	0.4	3.2
Pro forma net income	$112.4	$81.4	$55.9	$101.5

EPS (basic):
As reported	$0.96	$0.72	$0.48	$0.91
Pro forma	$0.96	$0.71	$0.48	$0.90

EPS (diluted):
As reported	$0.96	$0.71	$0.48	$0.91
Pro forma	$0.96	$0.71	$0.48	$0.90

In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for revised SFAS 123 guidance, “Share-Based Payment,” (SFAS 123(R)). The SEC’s new rule does not change the accounting required by SFAS 123(R), only the compliance dates of the standard. Alliant Energy is required to adopt SFAS 123(R) by Jan. 1, 2006 and does not anticipate the impacts on its financial condition or results of operations will be material given its limited use of stock options historically and its decision to discontinue using stock options entirely effective Jan. 1, 2005.

(e) Interest Income and Other - The other (income) and deductions included in “Interest income and other” in Alliant Energy’s Condensed Consolidated Statements of Income for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2005	2004	2005	2004
Interest income:
From loans to discontinued operations	($4.4)	($6.7)	($15.7)	($20.9)
Other	(4.2)	(1.9)	(10.0)	(5.5)
Currency transaction gains, net	(1.4)	--	(1.8)	(1.4)
Other	(0.2)	0.1	(0.2)	4.4
	($10.2)	($8.5)	($27.7)	($23.4)

(f) Property, Plant and Equipment - In the second quarter of 2005, Alliant Energy completed the construction and began commercial operations of its 300 megawatt (MW), simple-cycle, natural gas-fired Sheboygan Falls Energy Facility (SFEF) near Sheboygan Falls, Wisconsin, which facility is leased to WPL. The facility is being depreciated using the straight-line method over its estimated useful life of 35 years. Alliant Energy capitalized interest of $0 and $3.4 million for the three and nine months ended Sep. 30, 2005, and $1.4 million and $3.8 million for the three and nine months ended Sep. 30, 2004, respectively, related to SFEF. Alliant Energy and WPL record SFEF in “Property, plant and equipment - non-regulated and other - Non-regulated Generation” and “Property, plant and equipment - Leased SFEF”, respectively, on their Condensed Consolidated Balance Sheets. Refer to WPL’s Note 16 for additional information on WPL’s capital lease related to SFEF.

2.	COMPREHENSIVE INCOME

Alliant Energy’s comprehensive income, and the components of other comprehensive income, net of taxes, for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2005	2004	2005	2004
Net income	$112.5	$81.8	$56.2	$102.8
Unrealized holding gains on securities, net of tax	2.9	3.8	3.0	8.7
Less: reclassification adjustment for losses
included in net income, net of tax	(0.1)	--	(0.4)	--
Net unrealized gains on securities	3.0	3.8	3.4	8.7
Foreign currency translation adjustments, net of tax	30.6	29.7	1.4	5.3
Less: reclassification adjustment for gains
included in net income, net of tax	1.6	--	1.6	--
Net foreign currency translation adjustments	29.0	29.7	(0.2)	5.3
Unrealized holding gains on qualifying
derivatives, net of tax	0.3	0.3	0.9	0.5
Less: reclassification adjustment for gains (losses)
included in net income, net of tax	(0.3)	0.5	(0.3)	0.4
Net unrealized gains (losses) on qualifying derivatives	0.6	(0.2)	1.2	0.1
Other comprehensive income	32.6	33.3	4.4	14.1
Comprehensive income	$145.1	$115.1	$60.6	$116.9

3.	INCOME TAXES

The provision for income taxes for earnings from continuing operations is based on an estimated annual effective tax rate that excludes the impact of significant unusual or infrequently occurring items, discontinued operations or extraordinary items. The effective tax rate typically differs from the federal statutory rate of 35% principally due to state income taxes, the impact of foreign income and associated tax, tax credits, effects of utility ratemaking and certain non-deductible expenses. In addition, the provision for income taxes for earnings from continuing operations for the three and nine months ended Sep. 30, 2005 included the reversal of approximately $6 million and $14 million, respectively, of deferred tax asset valuation allowances originally recorded prior to 2005 related to Alliant Energy’s anticipated ability to utilize certain capital losses prior to their expiration. Alliant Energy also reduced “Accumulated other comprehensive loss” on Alliant Energy’s Condensed Consolidated Balance Sheet by $27 million during the third quarter of 2005 as a result of reversing previously recorded deferred tax asset valuation allowances related to foreign currency translation losses that are subject to capital loss carryover limitations. Based on additional information that became available in 2005, Alliant Energy now believes it will generate sufficient capital gains in the future to utilize the tax benefits of all its capital losses, resulting in the reversal of these deferred tax asset valuation allowances.

Alliant Energy recorded $40 million and $17 million of deferred tax assets in the second and third quarters of 2005, respectively, on non-cash asset valuation charges related to its Brazil investments. Alliant Energy recorded $41 million of deferred tax assets in the second quarter of 2005 on non-cash asset valuation charges related to its China investments and reversed $11 million of the deferred tax assets in the third quarter of 2005 in connection with the reversal of a portion of the previously incurred non-cash asset valuation charges related to its China investments. Because Alliant Energy currently believes it will generate sufficient capital gains in the future to utilize tax capital losses that may be generated related to these non-cash asset valuation charges, no valuation allowance was provided against the deferred tax assets. Income tax expense (benefit) related to the non-cash asset valuation adjustments for its China and Brazil investments were included in “Income (loss) from discontinued operations, net of tax” and “Income tax expense (benefit),” respectively, in Alliant Energy’s Condensed Consolidated Statements of Income. Refer to Notes 6 and 10 for further discussion of the non-cash asset valuation adjustments related to Alliant Energy’s Brazil and China investments, respectively.

4.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of Alliant Energy’s qualified and non-qualified pension benefits and other postretirement benefits costs for the three and nine months ended Sep. 30 were as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$5.0	$4.7	$15.0	$14.5	$3.0	$2.5	$8.8	$7.8
Interest cost	11.8	10.9	35.5	32.8	4.0	3.4	12.0	10.5
Expected return on plan assets	(13.7)	(11.7)	(41.0)	(35.0)	(1.8)	(1.6)	(5.3)	(4.8)
Amortization of:
Transition obligation (asset)	--	--	(0.2)	(0.2)	0.5	0.5	1.5	1.5
Prior service cost	0.9	0.9	2.7	2.5	(0.3)	(0.2)	(0.8)	(0.7)
Actuarial loss	2.2	1.8	6.6	5.7	1.7	1.1	4.9	3.7
	$6.2	$6.6	$18.6	$20.3	$7.1	$5.7	$21.1	$18.0

In addition, in the second quarter of 2005, Alliant Energy eliminated certain corporate and operations support positions. As a result, Alliant Energy recognized special termination benefits costs related to its pension and other postretirement benefits plans of $0.6 million and $1.8 million, respectively, in the second quarter of 2005. Alliant Energy received approval from the PSCW to defer $1.5 million of these costs until WPL’s next rate case and therefore has recorded the deferred costs in “Other assets - regulatory assets” on its Condensed Consolidated Balance Sheet.

Alliant Energy estimates that funding for the pension and other postretirement benefits plans for 2005 will be approximately $10 million and $20 million, of which approximately $9 million and $13 million, respectively, has been contributed through Sep. 30, 2005.

5.	DEBT

(a) Short-term Debt - In August 2005, Alliant Energy, IPL and WPL completed the re-syndication of three revolving credit facilities totaling $650 million ($100 million for Alliant Energy at the parent company level, $300 million for IPL and $250 million for WPL), which support commercial paper and are available for direct borrowings. The re-syndication extended the terms of the facilities to August 2010. In June 2005, IPL obtained state authority for borrowing under its five-year facility from the Minnesota Public Utilities Commission (MPUC). In June 2005, WPL obtained authority from the PSCW for borrowing under its former five-year facility and expects to extend that authority to its new facility later in 2005. Information regarding commercial paper at Sep. 30, 2005 was as follows (dollars in millions):

		Parent
Commercial paper:	Consolidated	Company	IPL	WPL
Amount outstanding	$68	$--	$44	$24
Weighted average maturity	3 days	N/A	3 days	3 days
Discount rates	3.92-4.00%	N/A	3.92%	4.00%
Available capacity	$582	$100	$256	$226

(b) Long-term Debt - Resources completed the following debt retirements during the nine months ended Sep. 30, 2005 and 2004 and incurred pre-tax debt repayment premiums and charges for unamortized debt expenses related to these debt retirements that are recorded in “Loss on early extinguishment of debt” in Alliant Energy’s Condensed Consolidated Statements of Income as follows (dollars in millions):

			Loss on Early
		Principal	Extinguishment
Retirement Date	Debt Issuance	Retired	of Debt
September 2005	7% senior notes due 2011	$100	$15.3
August 2005	7.375% senior notes due 2009	104	13.8
February 2005	7.375% senior notes due 2009	100	16.0
		$304	$45.1

August 2004	7% senior notes due 2011	$15	$2.3
February 2004	7% senior notes due 2011	10	1.7
February 2004	9.75% senior notes due 2013	10	3.7
		$35	$7.7

In October 2005, Resources announced it will retire $75 million of its 7% senior notes due 2011 in the fourth quarter of 2005.

In August 2005, Resources’ wholly-owned New Zealand subsidiary issued NZ$140 million of redeemable preference shares due 2008, secured by its New Zealand investments. Holders of the redeemable preference shares will receive semi-annual cash dividends of approximately NZ$4.8 million. Given their characteristics, the redeemable preference shares are reported as “Long-term debt, net (excluding current portion)” on Alliant Energy’s Condensed Consolidated Balance Sheet and accrued dividends are reported as “Interest expense” in Alliant Energy’s Condensed Consolidated Statements of Income. The approximate US$97 million of proceeds from this transaction were remitted to Resources and were used for general corporate purposes, including debt reduction.

In June 2005, Resources’ wholly-owned subsidiary, Sheboygan Power, LLC, issued $70 million of 5.06% non-recourse senior notes due 2025, which are secured by SFEF. The proceeds were used in August 2005 to assist with the retirement of Resources’ remaining $104 million of 7.375% senior notes due 2009.

In August 2005, WPL redeemed its $16 million, 1991 Series B variable rate first mortgage bonds. In July 2005, WPL redeemed its $72 million, 7.6% first mortgage bonds with the issuance of short-term debt which was later reduced with the proceeds from the sale of its interest in Kewaunee. In July 2005, IPL issued $50 million of 5.50% senior debentures due 2025 and used the proceeds in August 2005 to retire its $50 million, 7% collateral trust bonds due 2023.

6.	INVESTMENTS

(a) Investments in Foreign Entities - The geographic concentration of Alliant Energy’s unconsolidated foreign investments was as follows (in millions):

	Brazil	New Zealand	Total
Sep. 30, 2005	$267.4	$120.9	$388.3
Dec. 31, 2004	326.4	115.9	442.3

Brazil - Resources holds a non-controlling interest in five Brazilian electric utility companies and a natural gas-fired generating facility through several direct investments accounted for under the equity method of accounting. In accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” Alliant Energy recorded pre-tax, non-cash asset valuation charges related to its Brazilian investments of $96 million and $40 million (after-tax charges of $56 million and $23 million, or $0.48 per share and $0.20 per share) in the second and third quarters of 2005, respectively, in Alliant Energy’s Condensed Consolidated Statements of Income as a result of a decline in the fair value of these Brazil investments that was determined to be other than temporary. The charges reduced the local currency carrying amount of Alliant Energy’s investments in Brazil to their estimated local currency fair value and do not reflect the impact of pre-tax foreign currency translation losses ($79 million at Sep. 30, 2005) recorded in “Accumulated other comprehensive loss” on Alliant Energy’s Condensed Consolidated Balance Sheet. If Alliant Energy commits to a plan in the future to dispose of its Brazil investments, it would evaluate the investments for impairment at that time by including the cumulative translation losses in the carrying amount. Alliant Energy estimated the fair value of its Brazil investments by using a combination of market value indicators and the expected discounted future U.S. dollar cash flows converted to local currencies at the foreign currency exchange rate at the end of each respective quarter. The declines in fair value resulted primarily from the impact of significant changes in the spread between the foreign currency exchange rate at the end of the quarter and both past and projected future rates; consideration of updated market and other information Alliant Energy received from its financial advisor and its Brazilian partners in the second and third quarters of 2005; and an assessment of potential outcomes of the various strategic alternatives being evaluated by Alliant Energy. The updated market and other information includes the impact on the anticipated future cash flows to be generated by Alliant Energy’s Brazil investments of increasing debt levels and changes in inflation assumptions. The decrease in Alliant Energy’s investments in Brazil from Dec. 31, 2004 to Sep. 30, 2005 was due to pre-tax, non-cash valuation charges, partially offset by the impact of changes in currency exchange rates and undistributed earnings.

In April 2005, as a result of an arbitration dispute and the subsequent signing of a settlement agreement, Alliant Energy received a non-refundable deposit for the potential sale of its 50% direct interest in Usina Termelétrica de Juiz de Fora S.A. (Juiz de Fora), a natural-gas fired generating facility, to Cat-Leo Construcoes, Industria e Servicos de Energia S.A (Cat-Leo Servicos). As of Sep. 30, 2005, the sale was still pending and the non-refundable deposit of $13 million was recorded in “Current liabilities - other” on Alliant Energy’s Condensed Consolidated Balance Sheet.

In September 2005, Alliant Energy received a final decision on a second arbitration dispute with its Brazilian partners that entitles Alliant Energy to restitution, including interest, of approximately $8 million. Alliant Energy plans to seek enforcement of this award through the Brazilian court system. Alliant Energy is not able to predict the ultimate outcome of this matter and cannot provide any assurance it will be able to obtain enforcement of this award. Therefore, it has not recorded the potential benefits of this award at Sep. 30, 2005.

New Zealand - Resources’ investments include a 23.8% ownership interest in TrustPower Ltd. (TrustPower), a hydro and wind generation utility company, and a 5.0% ownership interest in Infratil Ltd., an infrastructure development company. Based on the exchange rates and trading prices at Sep. 30, 2005 and Dec. 31, 2004, the TrustPower investment fair value was $305 million and $306 million, and the carrying value was $91 million and $89 million, respectively. The Infratil Ltd. investment is marked-to-market at each balance sheet date in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” At Sep. 30, 2005, Alliant Energy had recorded an after-tax unrealized gain of $13 million in “Accumulated other comprehensive loss” on Alliant Energy’s Condensed Consolidated Balance Sheet related to its investment in Infratil Ltd.

(b) Unconsolidated Equity Investments - Equity (income) loss from Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting for the three and nine months ended Sep. 30 was as follows (in millions):

	Three Months		Nine Months
	2005	2004	2005	2004
Brazil	($9.5)	($1.2)	($20.1)	($15.9)
American Transmission Company LLC (ATC)	(5.5)	(4.8)	(15.9)	(13.7)
TrustPower	(4.3)	(2.3)	(10.5)	(6.9)
Wisconsin River Power Company	(1.3)	(2.1)	(2.7)	(4.0)
Alliant Energy Synfuel LLC ((Synfuel) - excludes tax benefits)	4.9	4.8	15.3	14.5
Other	0.7	1.0	0.3	(0.5)
	($15.0)	($4.6)	($33.6)	($26.5)

7.	DERIVATIVE FINANCIAL INSTRUMENTS

(a) Accounting for Derivative Instruments and Hedging Activities - Alliant Energy records derivative instruments at fair value on the balance sheet as assets or liabilities and changes in the derivatives’ fair values related to its domestic utilities (IPL and WPL) are generally recorded as regulatory assets or liabilities. At Sep. 30, 2005 and Dec. 31, 2004, current derivative assets and liabilities were included on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,
	2005	2004	2005	2004	2005	2004
Current derivative assets	$37.6	$5.3	$17.3	$0.6	$20.3	$4.7
Current derivative liabilities	38.2	10.6	0.8	3.9	37.4	6.7

Changes in the derivatives’ fair values at IPL and WPL during 2005 were primarily due to the impact of significant increases in natural gas prices and additional gas contracts entered into in 2005 to mitigate pricing volatility for IPL’s and WPL’s customers.

(b) Weather Derivatives - In the second quarter of 2005, IPL and WPL each entered into separate electric weather derivative agreements to reduce the impact of weather volatility on their respective electric margins. The term of both agreements was June 1, 2005 through Aug. 31, 2005. IPL and WPL use the intrinsic value method to account for weather derivatives and record all gains and losses from these weather derivatives as adjustments to their respective electric utility revenues. The actual cooling degree days in June 2005 were higher than those specified in the contracts, resulting in IPL and WPL accruing the maximum amount of liabilities to the counterparty under the agreements of $5.5 million and $3.5 million, respectively, in the second quarter of 2005. No gains or losses from these weather derivatives were recorded in the third quarter of 2005. IPL and WPL paid the counterparty the maximum amounts under their respective agreements in September 2005. IPL’s and WPL’s ratepayers do not share in the gains/losses realized from the weather hedges. IPL and WPL did not enter into electric weather derivatives in 2004.

8.	COMMITMENTS AND CONTINGENCIES

(a) Purchase Obligations - Alliant Energy, through its subsidiaries Corporate Services, IPL and WPL, has entered into purchased power, coal, and natural gas supply, transportation and storage contracts for its domestic utility business. As of Sep. 30, 2005, minimum future commitments related to its domestic utility business for purchased power (excluding operating leases), coal and natural gas were $802 million, $318 million and $541 million, respectively. Refer to Note 11 for details on a long-term purchased power agreement entered into upon WPL’s sale of its interest in Kewaunee in July 2005.

In addition to the purchased power contracts noted previously, Alliant Energy has agreements related to the Riverside and RockGen plants that meet the criteria as operating leases given that, over their contract terms, Alliant Energy has exclusive rights to all or a substantial portion of the output from these facilities. At Sep. 30, 2005, Alliant Energy’s future minimum operating lease payments were $408 million and $58 million related to the Riverside and RockGen plant agreements, respectively.

(b) Guarantees and Indemnifications - In the second quarter of 2005, Alliant Energy agreed to indemnify the buyer of its energy services business for losses resulting from potential breaches of Alliant Energy’s representations and warranties and obligations under the sale agreement. The indemnification is limited to approximately $18 million and expires in October 2006. Alliant Energy believes the likelihood of having to make any material cash payments under the sale agreement is remote. Refer to Note 10 for information on a $4.1 million payment made by Alliant Energy in June 2005 under its guarantee outstanding to support a third-party financing arrangement related to its biomass facility. In the third quarter of 2005, WPL provided certain indemnifications associated with the recent sale of its interest in Kewaunee for losses resulting from potential breaches of WPL’s representations and warranties and obligations under the sale agreement. The indemnifications are limited to approximately $12 million and expire in July 2006. WPL believes the likelihood of having to make material cash payments under this indemnification is remote. Refer to Note 11 for information regarding an additional indemnity issued by WPL related to its sale of Kewaunee.

9.	SEGMENTS OF BUSINESS

Certain financial information relating to Alliant Energy’s business segments is as follows. Gas revenues included $23 million and $4 million for the three months ended Sep. 30, 2005 and 2004, and $48 million and $20 million for the nine months ended Sep. 30, 2005 and 2004, respectively, for sales to the electric segment. All other intersegment revenues were not material to Alliant Energy’s operations.

									Alliant
	Domestic Utility Business				Non-regulated Businesses				Energy
	Electric	Gas	Other	Total	Int’l *	Other	Total	Other	Consolidated
	(in millions)
Three Months Ended Sep. 30, 2005
Operating revenues	$709.5	$89.2	$18.3	$817.0	$--	$59.1	$59.1	($1.9)	$874.2
Operating income (loss)	198.5	0.9	(2.0)	197.4	(2.1)	4.0	1.9	--	199.3
Income (loss) from continuing
operations				113.1	(15.6)	(1.0)	(16.6)	3.1	99.6
Income (loss) from discontinued
operations, net of tax				--	18.1	(5.2)	12.9	--	12.9
Net income (loss)				113.1	2.5	(6.2)	(3.7)	3.1	112.5

Three Months Ended Sep. 30, 2004
Operating revenues	$583.3	$54.2	$23.2	$660.7	$--	$34.4	$34.4	($1.5)	$693.6
Operating income (loss)	173.7	(7.3)	1.6	168.0	(2.5)	1.3	(1.2)	(0.4)	166.4
Income (loss) from continuing
operations				91.1	(5.4)	(2.3)	(7.7)	9.0	92.4
Loss from discontinued
operations, net of tax				--	(1.3)	(9.3)	(10.6)	--	(10.6)
Net income (loss)				91.1	(6.7)	(11.6)	(18.3)	9.0	81.8

Nine Months Ended Sep. 30, 2005
Operating revenues	$1,749.6	$426.8	$57.0	$2,233.4	$--	$144.8	$144.8	($5.4)	$2,372.8
Operating income (loss)	348.1	29.2	(3.5)	373.8	(8.6)	5.0	(3.6)	(0.3)	369.9
Income (loss) from continuing
operations				189.6	(71.4)	(3.6)	(75.0)	3.0	117.6
Loss from discontinued
operations, net of tax				--	(46.3)	(15.1)	(61.4)	--	(61.4)
Net income (loss)				189.6	(117.7)	(18.7)	(136.4)	3.0	56.2

Nine Months Ended Sep. 30, 2004
Operating revenues	$1,519.8	$382.0	$60.3	$1,962.1	$--	$104.4	$104.4	($4.0)	$2,062.5
Operating income (loss)	304.3	18.6	4.3	327.2	(7.8)	0.9	(6.9)	(1.6)	318.7
Income (loss) from continuing
operations				163.4	(8.9)	0.8	(8.1)	5.5	160.8
Income (loss) from discontinued
operations, net of tax				--	1.9	(59.9)	(58.0)	--	(58.0)
Net income (loss)				163.4	(7.0)	(59.1)	(66.1)	5.5	102.8

* Int’l = International

10.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Alliant Energy has completed the disposal, or is currently pursuing the disposal, of numerous non-regulated and domestic utility businesses and other assets in order to strengthen its financial profile and narrow its strategic focus and risk profile. At Sep. 30, 2005 (or at previous dates for those businesses already disposed), the following businesses qualified as assets held for sale as defined by SFAS 144:

Business	Disposal Date	Segment
Non-regulated businesses:
Gas marketing	Third quarter of 2004	Non-regulated - Other
Energy management services (EMS)	Fourth quarter of 2004	Non-regulated - Other
Energy services (Cogenex Corp. and affiliates)	Second quarter of 2005	Non-regulated - Other
Biomass facility (a)	Second quarter of 2005	Non-regulated - Other
Oil and gas gathering pipeline systems (b)	Expected by June 2006	Non-regulated - Other
China (b)	Expected to be completed	Non-regulated - International
by June 2006 (c)
Mexico (d)	Expected by Sep. 2006	Non-regulated - Other
Domestic utility businesses/properties:
WPL’s interest in Kewaunee (d) (Note 11)	Third quarter of 2005	Domestic utility - Electric
WPL’s water utility in Ripon, Wisconsin	Third quarter of 2005	Domestic utility - Other
WPL’s water utility in South Beloit, Illinois (b)	Expected in 2006	Domestic utility - Other
WPL’s electric and gas utility properties in Illinois (b)	Expected in 2006	Domestic utility - Electric and Gas
IPL’s electric and gas utility properties in Illinois (b)	Expected in 2006	Domestic utility - Electric and Gas
(a)	Qualified as assets held for sale beginning in the first quarter of 2005.
(b)	Qualified as assets held for sale beginning in the second quarter of 2005.
(c)	One of 10 generating facilities was sold in the third quarter of 2005.
(d)	Qualified as assets held for sale beginning in the third quarter of 2005.

Certain assets and liabilities of the businesses/properties listed in the previous table have been classified as held for sale on Alliant Energy’s Condensed Consolidated Balance Sheets at Sep. 30, 2005 and Dec. 31, 2004. The operating results of the non-regulated businesses listed in the previous table have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income. The operating results of the domestic utility businesses/properties listed in the previous table have not been reported as discontinued operations.

A summary of the components of discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income for the three and nine months ended Sep. 30 was as follows (in millions):

	Three Months		Nine Months
	2005	2004	2005	2004
Operating revenues	$40.0	$62.5	$121.2	$246.7
Operating expenses:
Operating expenses (excluding valuation adjustments)	36.2	69.1	122.0	246.4
China business valuation charges (reversals) (a)	(25.2)	--	76.5	--
Energy services and EMS goodwill impairment charges (b)	--	--	--	42.9
Other valuation charges (c)	1.3	3.0	17.0	3.0
Interest expense (d)	5.4	7.4	18.4	23.6
Interest income and other	(0.7)	(1.2)	(1.1)	(0.4)
Income (loss) before income taxes	23.0	(15.8)	(111.6)	(68.8)
Income tax expense (benefit) (e)	10.1	(5.2)	(50.2)	(10.8)
Income (loss) from discontinued operations, net of tax	$12.9	($10.6)	($61.4)	($58.0)

(a)

In accordance with impairment tests for long-lived assets to be held and used within SFAS 144, Alliant Energy recorded pre-tax, non-cash valuation charges of $11.6 million, net of allocation to minority interest, in the first quarter of 2005 related to several of its China generating facilities. The impairments were the result of continued downward pressure on the profitability of these generating facilities largely due to increased coal and transportation costs, as well as the increased likelihood that Alliant Energy would divest its China generating facilities before the end of their useful lives. Alliant Energy estimated the fair value of these generating facilities by using valuation techniques based on estimated future cash flows of these generating facilities and cash flow multiples of peer group companies using available market information.

In accordance with impairment tests for long-lived assets to be disposed of by sale within SFAS 144 and impairment tests for goodwill within SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142), Alliant Energy recorded additional pre-tax, non-cash asset valuation charges of $90.1 million (includes $10.9 million related to goodwill), net of allocation to minority interest, in the second quarter of 2005 related to its China business as the estimated fair value, less anticipated selling costs, was below the carrying value of its China investments. The fair value of these investments deteriorated significantly during the second quarter of 2005 as a result of various developments including, but not limited to: (i) updated analyses of the China asset portfolio, including changes in the anticipated divestiture timelines and in the market and sales-related information received from Alliant Energy’s financial advisors; (ii) updated market information, including terms of recent sales of similar assets in this market; and (iii) diminution in Alliant Energy’s outlook for short-term progress regarding higher tariff relief for past and future increases in coal and transportation prices, and the impact of the related uncertainties in the marketplace regarding this issue.

In accordance with impairment tests for long-lived assets to be disposed of by sale within SFAS 144, Alliant Energy reversed $25.2 million, net of allocation to minority interest, of previously recorded pre-tax, non-cash asset valuation charges in the third quarter of 2005 as the estimated fair value, less anticipated selling costs, was above the carrying value of its China investments at Sep. 30, 2005. The fair value of these investments was based upon updated market information from recent negotiated deals and bid information received from potential buyers for these investments.

(b)

In accordance with SFAS 142, Alliant Energy recorded $42.9 million of pre-tax, non-cash goodwill impairment charges during the second quarter of 2004 related to its energy services and energy management services businesses, primarily due to less favorable market conditions. The fair values of these businesses were estimated using a combination of expected discounted future cash flows and market value indicators.

(c)

In accordance with impairment tests for long-lived assets to be disposed of by sale within SFAS 144, Alliant Energy recorded pre-tax valuation charges of $12.9 million (energy services business-$6.2 million, oil and gas pipeline gathering systems-$5.3 million and biomass facility-$1.4 million) during the nine months ended Sep. 30, 2005, to reflect updated estimates of the market value, less selling costs, of various other non-regulated assets classified as held for sale. An additional $4.1 million pre-tax valuation charge was also recorded in the first quarter of 2005 for the anticipated payment by Alliant Energy under its guarantee outstanding to support a third-party financing arrangement related to its biomass facility. Such obligation was paid by Alliant Energy in June 2005.

(d)

In accordance with Emerging Issues Task Force Issue 87-24, “Allocation of Interest to Discontinued Operations,” Alliant Energy has allocated interest expense to its China and Mexico businesses based on the amount of debt incurred by Resources that was specifically attributable to the operations and capital requirements of these respective businesses. The amount of interest expense allocated to its China business was $2.7 million and $8.9 million for the three and nine months ended Sep. 30, 2005, and $3.3 million and $10.0 million for the three and nine months ended Sep. 30, 2004, respectively. The amount of interest expense allocated to its Mexico business was $1.4 million and $4.1 million for the three and nine months ended Sep. 30, 2005, and $1.3 million and $3.9 million for the three and nine months ended Sep. 30, 2004, respectively.

(e)

The provision for income taxes for the nine months ended Sep. 30, 2004 was significantly different from the federal statutory rate of 35% due to the goodwill impairment charges recorded in the second quarter of 2004. As of Sep. 30, 2004, Alliant Energy anticipated that a significant portion of the temporary difference resulting from the goodwill impairment charges would more likely than not reverse in the form of capital losses for tax purposes. Based on Alliant Energy’s capital loss carryforward position at Sep. 30, 2004 and the likelihood at that time regarding its ability to utilize these capital losses before they expired, Alliant Energy recorded a valuation allowance on a significant portion of the deferred tax assets associated with the goodwill impairment charges.

A summary of the components of assets and liabilities held for sale on Alliant Energy’s Condensed Consolidated Balance Sheets was as follows (in millions):

	Sep. 30, 2005	Dec. 31, 2004
Assets held for sale:
Property, plant and equipment, net (a)	$281.3	$374.3
Current assets (including cash)	114.4	134.3
Investments (a)	6.9	270.8
Other assets	22.5	65.7
Total assets held for sale	425.1	845.1
Liabilities held for sale:
Long-term debt (excluding current portion)	13.8	10.2
Current liabilities	96.8	78.1
Other long-term liabilities and deferred credits	43.5	255.1
Total liabilities held for sale	154.1	343.4
Net assets held for sale	$271.0	$501.7

(a) Resources’ investment in Mexico at Dec. 31, 2004 consisted of a secured loan receivable (including accrued interest income) of $82.5 million from a Mexican development company, LDM Utility Co., S.A. de C.V. (LDMU), to build the utility infrastructure of a master planned resort community. In February 2005, Resources completed the transfer of ownership and control of the project by acquiring a 97% interest in LDMU for an immaterial cash expenditure. Effective with the transfer of ownership, Alliant Energy removed the loan receivable from “Investments” and recorded $83 million in “Property, plant and equipment, net” related to the real estate, golf course and utility assets owned by LDMU.

A summary of the components of cash flows for discontinued operations for the nine months ended Sep. 30 was as follows (in millions):

	2005	2004
Net cash flows from operating activities	$12.7	$46.1
Net cash flows used for investing activities	(6.1)	(8.0)
Net cash flows used for financing activities	(23.9)	(50.1)
Net decrease in cash and temporary cash investments	(17.3)	(12.0)
Cash and temporary cash investments at beginning of period	62.1	62.9
Cash and temporary cash investments at end of period	$44.8	$50.9
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$2.8	$1.8
Income taxes, net of refunds	($0.7)	$0.8

Cash and temporary cash investments at the end of the period in the table above were included in “Current assets - assets held for sale” on Alliant Energy’s Condensed Consolidated Balance Sheets. The cash flows for discontinued operations in the table above have not been included in Alliant Energy’s Condensed Consolidated Statements of Cash Flows.

Alliant Energy has also entered into an agreement to sell IPL’s 70% interest in the Duane Arnold Energy Center (DAEC), a 598 MW nuclear generating facility near Palo, Iowa in order to further narrow its strategic focus. However, these assets did not qualify as assets held for sale or discontinued operations at Sep. 30, 2005. Refer to Note 12 for further discussion.

11.	SALE OF WPL’S INTEREST IN KEWAUNEE

In July 2005, WPL completed the sale of its interest in Kewaunee to a subsidiary of Dominion Resources, Inc. (Dominion) and received proceeds of $75 million (after $4 million of post-closing adjustments), which it used for debt reduction. The sale proceeds are subject to further adjustments for an indemnity issued by WPL to cover certain potential costs Dominion may incur related to the unplanned outage at Kewaunee earlier in 2005. WPL recognized a $6 million obligation, the maximum exposure under the indemnity at closing, all of which was outstanding at Sep. 30, 2005. As of the closing date, WPL’s share of the carrying value of the Kewaunee assets and liabilities sold was as follows (in millions).

Assets:		Liabilities:
Investments	$172	Asset retirement obligations (AROs)	$207
Property, plant and equipment, net *	85	Regulatory liabilities	46
Other	77		$253
	$334

* Includes nuclear fuel, net of amortization

The sale of Kewaunee resulted in a loss of approximately $16 million (excluding the benefits of the non-qualified decommissioning trust assets discussed below), which included the proceeds from the sale less the net assets identified in the previous table, adjusted by an estimate for the fair value of the indemnity and transaction-related closing costs. The loss was reflected as a regulatory asset given the PSCW approved the deferral of any loss and related costs of sale. Because the loss realized is expected to be recovered from customers, WPL does not expect this transaction will have a significant impact on its results of operations.

WPL previously established two decommissioning funds to cover the eventual decommissioning of Kewaunee. Upon the sale closing, Dominion received WPL’s qualified decommissioning trust assets, which had a value of $172 million as of closing, and assumed responsibility for the eventual decommissioning of Kewaunee. WPL retained ownership of the non-qualified decommissioning trust assets, which had a value of $83 million as of closing. In July 2005, WPL liquidated the retail portion of $60 million of its non-qualified decommissioning trust assets and used a majority of the proceeds to repay short-term debt. At Sep. 30, 2005, the wholesale portion of WPL’s non-qualified decommissioning trust assets equaled $23 million and was recorded in “Nuclear decommissioning trust funds” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets. Refer to Note 1(b) for a discussion of WPL’s plans to refund the non-qualified decommissioning trust assets to its retail and wholesale customers.

Upon closing of the sale, WPL entered into a long-term purchased power agreement with Dominion to purchase energy and capacity at prices similar to what costs would have been had current ownership continued. The purchased power agreement extends through 2013, at which time Kewaunee’s current operating license will expire. As of Sep. 30, 2005, WPL’s future minimum payments related to this agreement are $18 million from October through December 2005, $75 million for 2006, $79 million for 2007, $71 million for 2008, $83 million for 2009 and $296 million for 2010 through 2013. These amounts are included in the purchased power commitments included in Note 8(a). In April 2004, WPL entered into an exclusivity agreement with Dominion. Under this agreement, if Dominion decides to extend the operating license of Kewaunee, Dominion must negotiate only with WPL and Wisconsin Public Service Corporation for new purchased power agreements for the parties’ respective share of the plant output that would extend beyond Kewaunee’s current operating license termination date. The exclusivity period extends until December 2011. Under the purchased power agreement, if Kewaunee is off-line for a forced outage during the term of the agreement, Dominion has the obligation to provide replacement power to WPL or pay performance damages to WPL based on the amount of energy not delivered and the price of energy in the market at the Kewaunee pricing location during the forced outage.

WPL’s assets and liabilities related to the Kewaunee sale agreement as of Dec. 31, 2004 have been reclassified as held for sale on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets. Refer to Note 10 for further discussion.

12.	PROPOSED SALE OF IPL’S INTEREST IN DAEC

In July 2005, IPL signed a definitive agreement to sell its 70% ownership interest in DAEC to FPL Energy Duane Arnold, LLC (FPL Energy), a subsidiary of FPL Group, Inc. As part of the agreement, FPL Energy agreed to purchase IPL’s interest in the nuclear generating facility and related inventories (nuclear fuel and material and supplies) for approximately $380 million. In addition, the agreement contemplates that IPL’s affiliates will sell other related assets to FPL Energy for an additional $7 million. The purchase price is subject to various adjustments at closing. The agreement also contemplates that IPL will transfer the equivalent of $203 million of nuclear decommissioning trust assets and cash to FPL Energy at closing in connection with FPL Energy assuming responsibility for the eventual decommissioning of the facility. In the third quarter of 2005, IPL liquidated the equity investments of its non-qualified decommissioning trust fund into short-term fixed income investments and entered into a hedge on the equity investments of its qualified decommissioning trust fund to protect against equity price risk associated with these investments. IPL will also make cash payments to FPL Energy at closing in connection with FPL Energy’s assumption of certain other liabilities related to DAEC. In addition, the purchase price will be reduced by $128,000 for each day that the closing occurs after Jan. 31, 2006. Pending various regulatory approvals, including those from the IUB, PSCW, MPUC, Illinois Commerce Commission (ICC), Federal Energy Regulatory Commission (FERC) and Nuclear Regulatory Commission (NRC), and the satisfaction of other closing conditions, the transaction is expected to be completed in the first quarter of 2006. The IUB began a hearing in November 2005 regarding the proposed sale transaction; however, the IUB may not issue a decision until January 2006.

The cash proceeds, after certain transaction costs, from the sale are currently expected to exceed IPL’s carrying value of the net assets being sold. The regulatory treatment of such gain, net of transaction costs, will be addressed as part of the regulatory approval process for the proposed sale, thus IPL is unable to determine if the sale will have a significant impact on its operating results. As of Sep. 30, 2005, IPL’s share of the carrying value of the assets and liabilities included within the sale agreement was as follows (in millions):

Assets:		Liabilities:
Investments	$183	AROs	$176
Property, plant and equipment, net *	251	Regulatory liabilities	49
Other	29		$225
	$463
* Includes nuclear fuel, net of amortization

As of Sep. 30, 2005, IPL’s assets and liabilities related to the proposed sale of DAEC did not meet the criteria to be classified as held for sale due to uncertainties inherent in the regulatory approval process.

In the third quarter of 2005, IPL entered into a long-term purchased power agreement with FPL Energy to buy energy and capacity from DAEC, which agreement is also contingent upon regulatory approvals. The purchased power agreement extends through February 2014, concurrent with expiration of DAEC’s current operating license. The structure of the purchased power agreement is anticipated to result in costs for IPL’s electric customers that are lower than would be anticipated under IPL’s continued ownership. The fixed monthly capacity payment in the agreement corresponds to IPL’s projected revenue requirement, which would continue to be reflected in its base rates. The monthly variable payment to FPL Energy varies directly with the amount of energy delivered to IPL, which is based on a target capacity factor of 90%. If in a given month, FPL Energy delivers less than the energy amount corresponding to the 90% capacity factor, there will be a reduction in the energy payment by IPL to reflect the lower fuel consumption as well as a corresponding adjustment in the capacity payment to FPL Energy to proportionally compensate IPL for the under-delivery. This will ultimately result in a reduction in the DAEC component of the energy adjustment clause recovered from customers. The converse is also true if the delivered energy exceeds the target amount. Under the purchased power agreement, if DAEC is off-line for a planned or forced outage during the term of the agreement, FPL Energy has the option, but not the obligation, to provide replacement power to IPL. However, if FPL Energy does not deliver energy to IPL for an entire month, IPL has no obligation to make any payments to FPL Energy for that month.

13.	ASSET RETIREMENT OBLIGATIONS

Alliant Energy’s AROs primarily relate to the decommissioning costs for DAEC. Refer to Note 12 for information regarding the proposed sale of IPL’s interest in DAEC. Refer to Note 11 for information regarding the ARO related to the decommissioning costs for Kewaunee that were assumed by Dominion in the third quarter of 2005. Pursuant to SFAS 143, “Accounting for Asset Retirement Obligations” (SFAS 143), a reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	2005			2004
	IPL	WPL	Total	IPL	WPL	Total
Balance at Jan. 1	$168.4	$0.9	$169.3	$158.3	$0.6	$158.9
Accretion expense	8.0	0.1	8.1	7.5	--	7.5
Balance at Sep. 30	$176.4	$1.0	$177.4	$165.8	$0.6	$166.4

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143” (FIN 47), which clarifies the term “conditional AROs,” as discussed in SFAS 143, and when an entity would have sufficient information to reasonably estimate the fair value of an ARO. Alliant Energy continues to evaluate the implications of FIN 47 and is required to adopt the guidance by Dec. 31, 2005.

14.	VARIABLE INTEREST ENTITIES

After making an ongoing exhaustive effort, Alliant Energy concluded it was unable to obtain the information necessary from the counterparties for the Riverside and RockGen plant agreements to determine whether the counterparties are variable interest entities per FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R), and if Alliant Energy is the primary beneficiary. These agreements are currently accounted for as operating leases. The counterparties sell some or all of their generating capacity to WPL, and can sell their energy output to both WPL and IPL. Alliant Energy’s maximum exposure to loss from these agreements is undeterminable due to the inability to obtain the necessary information to complete such evaluation. The costs related to these agreements for the three and nine months ended Sep. 30 were as follows (in millions):

	IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2005	2004	2005	2004	2005	2004	2005	2004
Riverside*	$0.1	$0.4	$0.6	$0.5	$27.4	$24.3	$55.7	$31.5
RockGen	--	--	--	--	3.7	4.7	14.5	28.0

*The Riverside plant was placed in service in June 2004.

15.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on various debt securities issued by Resources and, as a result, is required to present condensed consolidating financial statements. No Alliant Energy subsidiaries are guarantors of Resources’ debt securities. The “Other Alliant Energy Subsidiaries” column includes amounts for IPL, WPL and Corporate Services. Alliant Energy’s condensed consolidating financial statements are as follows:

Alliant Energy Corporation Condensed Consolidating Statements of Income (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Three Months Ended September 30, 2005			(in millions)
Operating revenues:
Domestic utility:
Electric	$-	$-	$709.5	$-	$709.5
Gas	-	-	89.2	-	89.2
Other	-	-	18.3	-	18.3
Non-regulated	-	59.1	60.1	(62.0)	57.2

	-	59.1	877.1	(62.0)	874.2

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	-	-	307.8	-	307.8
Cost of gas sold	-	-	60.1	-	60.1
Other operation and maintenance	-	-	150.9	-	150.9
Non-regulated operation and maintenance	0.6	51.5	53.3	(55.1)	50.3
Depreciation and amortization	-	4.4	82.0	(6.0)	80.4
Taxes other than income taxes	-	1.3	25.1	(1.0)	25.4

	0.6	57.2	679.2	(62.1)	674.9

Operating income (loss)	(0.6)	1.9	197.9	0.1	199.3

Interest expense and other:
Interest expense	0.1	19.0	29.6	(4.5)	44.2
Loss on early extinguishment of debt	-	29.1	-	-	29.1
Equity income from unconsolidated investments	-	(8.3)	(6.7)	-	(15.0)
Asset valuation charge - Brazil investments	-	39.9	-	-	39.9
Allowance for funds used during construction	-	-	(2.9)	0.1	(2.8)
Preferred dividend requirements of subsidiaries	-	-	4.6	-	4.6
Interest income and other	(110.9)	(11.7)	(1.1)	113.5	(10.2)

	(110.8)	68.0	23.5	109.1	89.8

Income (loss) from continuing operations before income taxes	110.2	(66.1)	174.4	(109.0)	109.5

Income tax expense (benefit)	(2.1)	(49.5)	61.3	0.2	9.9

Income (loss) from continuing operations	112.3	(16.6)	113.1	(109.2)	99.6

Income from discontinued operations, net of tax	-	12.9	-	-	12.9

Net income (loss)	$112.3	($3.7)	$113.1	($109.2)	$112.5

Three Months Ended September 30, 2004
Operating revenues:
Domestic utility:
Electric	$-	$-	$583.3	$-	$583.3
Gas	-	-	54.2	-	54.2
Other	-	-	23.2	-	23.2
Non-regulated	-	34.4	76.5	(78.0)	32.9

	-	34.4	737.2	(78.0)	693.6

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	-	-	195.2	-	195.2
Cost of gas sold	-	-	29.0	-	29.0
Other operation and maintenance	-	-	171.0	-	171.0
Non-regulated operation and maintenance	0.3	29.8	69.3	(70.6)	28.8
Depreciation and amortization	0.1	4.4	79.4	(4.7)	79.2
Taxes other than income taxes	-	1.4	24.6	(2.0)	24.0

	0.4	35.6	568.5	(77.3)	527.2

Operating income (loss)	(0.4)	(1.2)	168.7	(0.7)	166.4

Interest expense and other:
Interest expense	0.2	18.4	27.9	(1.0)	45.5
Loss on early extinguishment of debt	-	2.3	-	-	2.3
Equity (income) loss from unconsolidated investments	-	2.2	(6.8)	-	(4.6)
Allowance for funds used during construction	-	-	(3.3)	0.1	(3.2)
Preferred dividend requirements of subsidiaries	-	-	4.6	-	4.6
Interest income and other	(73.1)	(7.8)	(0.7)	73.1	(8.5)

	(72.9)	15.1	21.7	72.2	36.1

Income (loss) from continuing operations before income taxes	72.5	(16.3)	147.0	(72.9)	130.3

Income tax expense (benefit)	(9.3)	(8.6)	55.9	(0.1)	37.9

Income (loss) from continuing operations	81.8	(7.7)	91.1	(72.8)	92.4

Loss from discontinued operations, net of tax	-	(10.6)	-	-	(10.6)

Net income (loss)	$81.8	($18.3)	$91.1	($72.8)	$81.8

Alliant Energy Corporation Condensed Consolidating Statements of Income (Unaudited) (Continued)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Nine Months Ended September 30, 2005			(in millions)
Operating revenues:
Domestic utility:
Electric	$-	$-	$1,749.6	$-	$1,749.6
Gas	-	-	426.8	-	426.8
Other	-	-	57.0	-	57.0
Non-regulated	-	144.8	214.6	(220.0)	139.4

	-	144.8	2,448.0	(220.0)	2,372.8

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	-	-	759.9	-	759.9
Cost of gas sold	-	-	297.0	-	297.0
Other operation and maintenance	-	-	502.6	-	502.6
Non-regulated operation and maintenance	1.0	130.8	192.2	(197.4)	126.6
Depreciation and amortization	0.1	13.3	245.1	(16.8)	241.7
Taxes other than income taxes	-	4.3	76.0	(5.2)	75.1

	1.1	148.4	2,072.8	(219.4)	2,002.9

Operating income (loss)	(1.1)	(3.6)	375.2	(0.6)	369.9

Interest expense and other:
Interest expense	0.2	54.7	85.7	(8.2)	132.4
Loss on early extinguishment of debt	-	45.1	-	-	45.1
Equity income from unconsolidated investments	-	(14.8)	(18.8)	-	(33.6)
Asset valuation charges - Brazil investments	-	136.1	-	-	136.1
Allowance for funds used during construction	-	-	(8.3)	0.1	(8.2)
Preferred dividend requirements of subsidiaries	-	-	14.0	-	14.0
Interest income and other	(56.4)	(28.0)	(3.0)	59.7	(27.7)

	(56.2)	193.1	69.6	51.6	258.1

Income (loss) from continuing operations before income taxes	55.1	(196.7)	305.6	(52.2)	111.8

Income tax expense (benefit)	(0.9)	(121.7)	116.1	0.7	(5.8)

Income (loss) from continuing operations	56.0	(75.0)	189.5	(52.9)	117.6

Loss from discontinued operations, net of tax	-	(61.4)	-	-	(61.4)

Net income (loss)	$56.0	($136.4)	$189.5	($52.9)	$56.2

Nine Months Ended September 30, 2004
Operating revenues:
Domestic utility:
Electric	$-	$-	$1,519.8	$-	$1,519.8
Gas	-	-	382.0	-	382.0
Other	-	-	60.3	-	60.3
Non-regulated	-	104.4	241.1	(245.1)	100.4

	-	104.4	2,203.2	(245.1)	2,062.5

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	-	-	565.5	-	565.5
Cost of gas sold	-	-	262.1	-	262.1
Other operation and maintenance	-	-	513.1	-	513.1
Non-regulated operation and maintenance	1.5	93.4	219.1	(223.1)	90.9
Depreciation and amortization	0.1	13.0	237.1	(13.6)	236.6
Taxes other than income taxes	-	4.9	76.5	(5.8)	75.6

	1.6	111.3	1,873.4	(242.5)	1,743.8

Operating income (loss)	(1.6)	(6.9)	329.8	(2.6)	318.7

Interest expense and other:
Interest expense	0.7	55.6	78.0	(2.8)	131.5
Loss on early extinguishment of debt	-	7.7	-	-	7.7
Equity income from unconsolidated investments	-	(8.9)	(17.6)	-	(26.5)
Allowance for funds used during construction	-	-	(16.2)	0.2	(16.0)
Preferred dividend requirements of subsidiaries	-	-	14.0	-	14.0
Interest income and other	(97.9)	(21.2)	(2.0)	97.7	(23.4)

	(97.2)	33.2	56.2	95.1	87.3

Income (loss) from continuing operations before income taxes	95.6	(40.1)	273.6	(97.7)	231.4

Income tax expense (benefit)	(7.2)	(32.0)	110.2	(0.4)	70.6

Income (loss) from continuing operations	102.8	(8.1)	163.4	(97.3)	160.8

Loss from discontinued operations, net of tax	-	(58.0)	-	-	(58.0)

Net income (loss)	$102.8	($66.1)	$163.4	($97.3)	$102.8

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of September 30, 2005 (Unaudited)

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS			(in millions)
Property, plant and equipment:
Domestic utility:
Electric plant in service	$-	$-	$6,394.1	$-	$6,394.1
Other plant in service	-	-	1,220.1	-	1,220.1
Accumulated depreciation	-	-	(3,144.7)	-	(3,144.7)
Leased Sheboygan Falls Energy Facility, net	-	-	121.7	(121.7)	-
Other, net	-	-	185.4	-	185.4

Total domestic utility	-	-	4,776.6	(121.7)	4,654.9

Non-regulated and other	-	203.4	55.2	139.0	397.6

	-	203.4	4,831.8	17.3	5,052.5

Current assets:
Cash and temporary cash investments	71.7	30.4	37.9	-	140.0
Income tax refunds receivable	3.7	49.1	3.5	(53.4)	2.9
Production fuel, at average cost	-	-	56.5	-	56.5
Regulatory assets	-	-	84.8	-	84.8
Prepaid gross receipts tax	-	0.2	23.1	-	23.3
Derivative assets	-	-	37.6	-	37.6
Assets held for sale	-	368.6	56.5	-	425.1
Other	106.9	56.2	491.2	(171.8)	482.5

	182.3	504.5	791.1	(225.2)	1,252.7

Investments:
Consolidated subsidiaries	2,357.0	-	-	(2,357.0)	-
Nuclear decommissioning trust funds	-	-	206.1	-	206.1
Other	14.1	440.4	184.2	-	638.7

	2,371.1	440.4	390.3	(2,357.0)	844.8

Other assets	5.5	199.2	730.9	(199.2)	736.4

Total assets	$2,558.9	$1,347.5	$6,744.1	($2,764.1)	$7,886.4

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,788.5	$255.3	$1,375.2	($1,630.5)	$1,788.5
Retained earnings	836.6	(92.3)	881.4	(788.9)	836.8
Accumulated other comprehensive loss	(62.7)	(41.8)	(20.9)	62.7	(62.7)
Shares in deferred compensation trust	(7.0)	-	-	-	(7.0)

Total common equity	2,555.4	121.2	2,235.7	(2,356.7)	2,555.6

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	744.7	1,392.6	-	2,137.3

	2,555.4	865.9	3,872.1	(2,356.7)	4,936.7

Current liabilities:
Current maturities	-	8.1	2.7	-	10.8
Capital lease obligations	-	0.1	46.9	(1.9)	45.1
Regulatory liabilities	-	-	115.2	-	115.2
Derivative liabilities	-	-	38.2	-	38.2
Liabilities held for sale	-	146.0	8.1	-	154.1
Other	3.6	196.6	625.8	(224.3)	601.7

	3.6	350.8	836.9	(226.2)	965.1

Other long-term liabilities and deferred credits:
Capital lease obligations	-	0.9	148.1	(121.2)	27.8
Other	(0.1)	125.3	1,887.0	(60.0)	1,952.2

	(0.1)	126.2	2,035.1	(181.2)	1,980.0

Minority interest	-	4.6	-	-	4.6

Total capitalization and liabilities	$2,558.9	$1,347.5	$6,744.1	($2,764.1)	$7,886.4

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2004 (Unaudited)

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS			(in millions)
Property, plant and equipment:
Domestic utility:
Electric plant in service	$-	$-	$6,125.6	$-	$6,125.6
Other plant in service	-	-	1,175.6	-	1,175.6
Accumulated depreciation	-	-	(2,991.6)	-	(2,991.6)
Other, net	-	-	219.4	-	219.4

Total domestic utility	-	-	4,529.0	-	4,529.0

Non-regulated and other	-	328.4	65.1	(0.1)	393.4

	-	328.4	4,594.1	(0.1)	4,922.4

Current assets:
Cash and temporary cash investments	101.1	66.9	34.4	-	202.4
Income tax refunds receivable	0.5	20.2	2.8	(7.3)	16.2
Production fuel, at average cost	-	-	42.4	-	42.4
Regulatory assets	-	-	61.7	-	61.7
Prepaid gross receipts tax	-	0.3	33.0	-	33.3
Derivative assets	-	-	5.3	-	5.3
Assets held for sale	-	506.1	339.0	-	845.1
Other	0.7	50.5	489.6	(49.1)	491.7

	102.3	644.0	1,008.2	(56.4)	1,698.1

Investments:
Consolidated subsidiaries	2,443.3	-	-	(2,443.3)	-
Nuclear decommissioning trust funds	-	-	242.2	-	242.2
Other	13.2	497.1	183.4	-	693.7

	2,456.5	497.1	425.6	(2,443.3)	935.9

Other assets	7.2	61.6	700.2	(50.2)	718.8

Total assets	$2,566.0	$1,531.1	$6,728.1	($2,550.0)	$8,275.2

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,763.3	$250.4	$1,374.9	($1,625.3)	$1,763.3
Retained earnings	871.9	44.1	841.0	(885.1)	871.9
Accumulated other comprehensive loss	(67.1)	(46.2)	(20.9)	67.1	(67.1)
Shares in deferred compensation trust	(6.7)	-	-	-	(6.7)

Total common equity	2,561.4	248.3	2,195.0	(2,443.3)	2,561.4

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	889.8	1,399.6	-	2,289.4

	2,561.4	1,138.1	3,838.4	(2,443.3)	5,094.6

Current liabilities:
Current maturities	-	5.9	90.6	-	96.5
Captial lease obligations	-	0.1	13.6	-	13.7
Regulatory liabilities	-	-	27.6	-	27.6
Derivative liabilities	-	-	10.6	-	10.6
Liabilities held for sale	-	142.3	201.1	-	343.4
Other	3.5	83.6	616.4	(56.5)	647.0

	3.5	231.9	959.9	(56.5)	1,138.8

Other long-term liabilities and deferred credits:
Capital lease obligations	-	1.0	62.3	-	63.3
Other	1.1	155.3	1,867.5	(50.2)	1,973.7

	1.1	156.3	1,929.8	(50.2)	2,037.0

Minority interest	-	4.8	-	-	4.8

Total capitalization and liabilities	$2,566.0	$1,531.1	$6,728.1	($2,550.0)	$8,275.2

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Nine Months Ended September 30, 2005			(in millions)

Net cash flows from operating activities	$51.5	$49.1	$477.3	($67.7)	$510.2

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Domestic utility business	-	-	(305.7)	-	(305.7)
Non-regulated businesses	-	(50.9)	-	-	(50.9)
Alliant Energy Corporate Services, Inc. and other	-	-	(6.2)	-	(6.2)
Proceeds from asset sales	-	41.4	80.1	-	121.5
Proceeds from liquidation of nuclear decommissioning trust funds	-	-	60.0	-	60.0
Other	91.7	9.6	(18.4)	(90.5)	(7.6)

Net cash flows from (used for) investing activities	91.7	0.1	(190.2)	(90.5)	(188.9)

Cash flows used for financing activities:
Common stock dividends	(91.3)	-	(149.1)	149.1	(91.3)
Proceeds from issuance of common stock	24.0	-	-	-	24.0
Proceeds from issuance of long-term debt	-	167.4	88.4	-	255.8
Reductions in long-term debt	-	(308.2)	(184.1)	-	(492.3)
Net change in commercial paper and other short-term borrowings	(105.3)	105.4	(15.1)	-	(15.0)
Net change in loans with discontinued operations	-	(12.1)	-	-	(12.1)
Debt repayment premiums	-	(41.9)	-	-	(41.9)
Other	-	3.7	(23.7)	9.1	(10.9)

Net cash flows used for financing activities	(172.6)	(85.7)	(283.6)	158.2	(383.7)

Net increase (decrease) in cash and temporary cash investments	(29.4)	(36.5)	3.5	-	(62.4)

Cash and temporary cash investments at beginning of period	101.1	66.9	34.4	-	202.4

Cash and temporary cash investments at end of period	$71.7	$30.4	$37.9	$-	$140.0

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$0.2	$55.1	$88.1	$-	$143.4

Income taxes, net of refunds	$1.2	($51.2)	$74.7	$-	$24.7

Noncash investing and financing activities:
Capital lease obligations incurred	$-	$-	$127.9	($123.8)	$4.1

Nine Months Ended September 30, 2004

Net cash flows from (used for) operating activities	$102.6	($36.3)	$371.7	($111.3)	$326.7

Cash flows used for investing activities:
Construction and acquisition expenditures:
Domestic utility business	-	-	(382.3)	-	(382.3)
Non-regulated businesses	-	(39.2)	-	-	(39.2)
Alliant Energy Corporate Services, Inc. and other	-	-	(11.5)	-	(11.5)
Proceeds from asset sales	-	4.2	0.4	-	4.6
Other	(72.4)	0.2	(26.1)	72.7	(25.6)

Net cash flows from (used for) investing activities	(72.4)	(34.8)	(419.5)	72.7	(454.0)

Cash flows from financing activities:
Common stock dividends	(83.7)	-	(142.2)	142.2	(83.7)
Proceeds from issuance of common stock	109.2	-	-	-	109.2
Proceeds from issuance of long-term debt	-	0.2	225.0	-	225.2
Reductions in long-term debt	-	(38.9)	(62.0)	-	(100.9)
Net change in commercial paper and other short-term borrowings	(20.0)	20.6	(87.1)	-	(86.5)
Net change in loans with discontinued operations	-	30.1	-	-	30.1
Debt repayment premiums	-	(7.1)	-	-	(7.1)
Other	0.1	17.2	84.0	(103.6)	(2.3)

Net cash flows from financing activities	5.6	22.1	17.7	38.6	84.0

Net increase (decrease) in cash and temporary cash investments	35.8	(49.0)	(30.1)	-	(43.3)

Cash and temporary cash investments at beginning of period	35.8	81.5	62.1	-	179.4

Cash and temporary cash investments at end of period	$71.6	$32.5	$32.0	$-	$136.1

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$3.2	$54.5	$73.9	$-	$131.6

Income taxes, net of refunds	($18.3)	$12.0	$22.1	$-	$15.8

Noncash investing and financing activities:
Capital lease obligations incurred	$-	$-	$13.7	$-	$13.7

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

	(in millions)
Operating revenues:
Electric utility	$390.9	$325.4	$955.0	$807.6
Gas utility	42.7	29.6	218.0	208.0
Steam and other	15.0	19.5	47.8	50.3

	448.6	374.5	1,220.8	1,065.9

Operating expenses:
Electric production fuel and purchased power	112.3	78.5	307.5	239.1
Cost of gas sold	27.4	16.6	154.9	149.8
Other operation and maintenance	101.1	105.0	315.3	309.2
Depreciation and amortization	49.8	47.9	147.7	142.6
Taxes other than income taxes	15.6	13.5	44.6	43.2

	306.2	261.5	970.0	883.9

Operating income	142.4	113.0	250.8	182.0

Interest expense and other:
Interest expense	18.0	18.6	53.3	50.4
Allowance for funds used during construction	(2.0)	(1.9)	(5.7)	(12.7)
Interest income and other	(0.3)	(0.2)	(1.2)	(1.1)

	15.7	16.5	46.4	36.6

Income before income taxes	126.7	96.5	204.4	145.4

Income taxes	43.3	34.3	74.8	55.0

Net income	83.4	62.2	129.6	90.4

Preferred dividend requirements	3.8	3.8	11.5	11.5

Earnings available for common stock	$79.6	$58.4	$118.1	$78.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
ASSETS	2005	2004

	(in millions)
Property, plant and equipment:
Electric plant in service	$4,379.8	$4,220.2
Gas plant in service	360.4	345.1
Steam plant in service	60.7	60.2
Other plant in service	225.8	215.7
Accumulated depreciation	(2,063.5)	(1,954.0)

Net plant	2,963.2	2,887.2
Construction work in progress	91.5	104.8
Other, less accumulated depreciation	45.9	51.0

	3,100.6	3,043.0

Current assets:
Cash and temporary cash investments	13.0	0.1
Restricted cash	0.7	2.6
Accounts receivable:
Customer, less allowance for doubtful accounts	80.6	95.3
Associated companies	1.6	1.8
Other, less allowance for doubtful accounts	23.2	25.4
Production fuel, at average cost	36.6	26.5
Materials and supplies, at average cost	26.3	30.5
Gas stored underground, at average cost	45.3	34.6
Regulatory assets	31.4	40.6
Derivative assets	17.3	0.6
Assets held for sale	30.4	30.1
Other	6.5	9.6

	312.9	297.7

Investments:
Nuclear decommissioning trust funds	183.2	170.0
Other	15.1	14.9

	198.3	184.9

Other assets:
Regulatory assets	301.9	296.3
Deferred charges and other	49.1	47.2

	351.0	343.5

Total assets	$3,962.8	$3,869.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30,	December 31,
CAPITALIZATION AND LIABILITIES	2005	2004

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $2.50 par value - authorized 24,000,000 shares;
13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	746.4	746.3
Retained earnings	416.4	380.7
Accumulated other comprehensive loss	(18.1)	(18.1)

Total common equity	1,178.1	1,142.3

Cumulative preferred stock	183.8	183.8
Long-term debt, net (excluding current portion)	953.2	960.4

	2,315.1	2,286.5

Current liabilities:
Current maturities	2.7	2.7
Commercial paper	44.0	36.0
Capital lease obligations	44.8	13.7
Accounts payable	99.4	125.5
Accounts payable to associated companies	24.8	21.0
Regulatory liabilities	21.9	3.8
Accrued interest	15.1	16.8
Accrued taxes	100.2	68.1
Liabilities held for sale	5.4	5.0
Other	33.9	40.0

	392.2	332.6

Other long-term liabilities and deferred credits:
Deferred income taxes	465.3	433.0
Deferred investment tax credits	21.7	24.1
Regulatory liabilities	413.7	428.3
Asset retirement obligations	176.4	168.4
Pension and other benefit obligations	84.2	77.4
Capital lease obligations	26.9	62.3
Other	67.3	56.5

	1,255.5	1,250.0

Total capitalization and liabilities	$3,962.8	$3,869.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2005	2004

	(in millions)
Cash flows from operating activities:
Net income	$129.6	$90.4
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	147.7	142.6
Other amortizations	15.2	16.4
Deferred tax expense and investment tax credits	6.1	25.9
Other	(10.7)	(4.8)
Other changes in assets and liabilities:
Accounts receivable	17.1	37.4
Sale of accounts receivable	-	(75.0)
Income tax refunds receivable	1.9	25.6
Production fuel	(10.1)	(4.5)
Gas stored underground	(10.7)	(9.9)
Accrued taxes	32.1	(2.5)
Pension and other benefit obligations	6.8	(28.1)
Other	13.1	3.2

Net cash flows from operating activities	338.1	216.7

Cash flows used for investing activities:
Utility construction expenditures	(180.5)	(239.4)
Nuclear decommissioning trust funds	(10.1)	(9.2)
Other	(26.7)	(28.2)

Net cash flows used for investing activities	(217.3)	(276.8)

Cash flows from (used for) financing activities:
Common stock dividends	(82.4)	(75.5)
Preferred stock dividends	(11.5)	(11.5)
Capital contribution from parent	-	100.0
Proceeds from issuance of long-term debt	88.4	125.0
Reductions in long-term debt	(96.1)	-
Net change in commercial paper	8.0	(86.5)
Principal payments under capital lease obligations	(9.3)	(9.7)
Other	(5.0)	16.3

Net cash flows from (used for) financing activities	(107.9)	58.1

Net increase (decrease) in cash and temporary cash investments	12.9	(2.0)

Cash and temporary cash investments at beginning of period	0.1	2.1

Cash and temporary cash investments at end of period	$13.0	$0.1

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$55.9	$49.9

Income taxes, net of refunds	$33.5	($4.8)

Noncash investing and financing activities:
Capital lease obligations incurred	$4.1	$13.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Except as modified below, the Alliant Energy “Notes to Condensed Consolidated Financial Statements” are incorporated by reference insofar as they relate to IPL. The notes that follow herein are numbered to be consistent with the Alliant Energy “Notes to Condensed Consolidated Financial Statements.”

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The interim condensed consolidated financial statements included herein have been prepared by IPL, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include IPL and its consolidated subsidiaries. IPL is a direct subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in IPL’s latest Annual Report on Form 10-K.

In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and nine months ended Sep. 30, 2005 and 2004, the condensed consolidated financial position at Sep. 30, 2005 and Dec. 31, 2004, and the condensed consolidated statements of cash flows for the nine months ended Sep. 30, 2005 and 2004 have been made. Because of the seasonal nature of IPL’s operations, results for the three and nine months ended Sep. 30, 2005 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2005. A change in management’s estimates or assumptions could have a material impact on IPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation. Such reclassifications relate to the reporting of assets and liabilities held for sale pursuant to SFAS 144.

2.	COMPREHENSIVE INCOME

For the three and nine months ended Sep. 30, 2005 and 2004, IPL had no other comprehensive income, thus IPL’s comprehensive income was equal to its earnings available for common stock for all periods.

4.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of IPL’s qualified pension benefits and other postretirement benefits costs for the three and nine months ended Sep. 30 were as follows (in millions):

	Qualified Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$1.6	$1.6	$4.9	$4.6	$1.0	$0.8	$2.8	$2.5
Interest cost	3.4	3.1	10.3	9.5	2.0	1.8	5.9	5.6
Expected return on plan assets	(4.0)	(3.4)	(12.0)	(10.1)	(1.3)	(1.1)	(3.9)	(3.5)
Amortization of:
Transition obligation (asset)	(0.1)	(0.1)	(0.2)	(0.2)	0.2	0.2	0.6	0.6
Prior service cost	0.4	0.4	1.0	1.0	(0.3)	(0.3)	(0.7)	(0.6)
Actuarial loss	0.5	0.5	1.5	1.5	0.9	0.7	2.6	2.3
	$1.8	$2.1	$5.5	$6.3	$2.5	$2.1	$7.3	$6.9

In the previous table, the pension benefits costs represent only those respective costs for bargaining unit employees of IPL covered under the bargaining unit pension plans that are sponsored by IPL, and the other postretirement benefits costs represent those respective costs for all IPL employees. In addition, Corporate Services provides services to IPL. The following table includes pension benefits costs for IPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated pension and other postretirement benefits costs associated with Corporate Services for IPL for the three and nine months ended Sep. 30 as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2005	2004	2005	2004	2005	2004	2005	2004
Non-bargaining IPL employees
participating in other plans	$0.3	$0.7	$1.0	$2.2	N/A	N/A	N/A	N/A
Allocated Corporate Services costs	0.9	0.9	2.4	2.6	$0.9	$0.6	$2.5	$1.8

In addition, in the second quarter of 2005, IPL recognized special termination benefits costs related to certain pension and other postretirement benefits plans of $0.1 million and $0.6 million, respectively, as a result of the elimination of certain corporate and operations support positions during the second quarter of 2005.

IPL estimates that funding for the qualified pension plans for the bargaining units and other postretirement benefits plans for 2005 will be $0 and approximately $13 million, of which $9 million has been contributed to the postretirement benefits plans through Sep. 30, 2005.

8.	COMMITMENTS AND CONTINGENCIES

(a) Purchase Obligations - As of Sep. 30, 2005, IPL’s minimum commitments for purchased power, coal and natural gas supply, transportation and storage contracts were $3 million, $86 million and $233 million, respectively. In addition, system-wide purchased power contracts of $140 million and coal contracts of $168 million have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known.

9.	SEGMENTS OF BUSINESS

Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended Sep. 30, 2005
Operating revenues	$390.9	$42.7	$15.0	$448.6
Operating income (loss)	143.5	0.3	(1.4)	142.4
Earnings available for common stock				79.6

Three Months Ended Sep. 30, 2004
Operating revenues	$325.4	$29.6	$19.5	$374.5
Operating income (loss)	115.6	(4.5)	1.9	113.0
Earnings available for common stock				58.4

Nine Months Ended Sep. 30, 2005
Operating revenues	$955.0	$218.0	$47.8	$1,220.8
Operating income	244.8	5.8	0.2	250.8
Earnings available for common stock				118.1

Nine Months Ended Sep. 30, 2004
Operating revenues	$807.6	$208.0	$50.3	$1,065.9
Operating income	172.8	2.8	6.4	182.0
Earnings available for common stock				78.9

10.	ASSETS AND LIABILITIES HELD FOR SALE

IPL has entered into an agreement to sell its Illinois electric and gas utility properties. IPL has applied the provisions of SFAS 144 to these assets and liabilities, which are recorded as held for sale. The operating results of IPL’s Illinois electric and gas utility properties were not reported as discontinued operations at Sep. 30, 2005. The components of assets and liabilities held for sale on IPL’s Condensed Consolidated Balance Sheets were as follows (in millions):

	Sep. 30,	Dec. 31,
	2005	2004
Assets held for sale:
Property, plant and equipment:
Electric plant in service	$32.1	$31.6
Other plant in service	13.1	12.9
Accumulated depreciation	(16.4)	(15.9)
Net plant	28.8	28.6
Construction work in progress	0.4	0.2
Property, plant and equipment, net	29.2	28.8
Current assets	0.1	0.1
Other assets	1.1	1.2
Total assets held for sale	30.4	30.1
Liabilities held for sale:
Long-term liabilities	5.4	5.0
Net assets held for sale	$25.0	$25.1

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

	(in millions)
Operating revenues:
Electric utility	$318.6	$257.9	$794.6	$712.2
Gas utility	46.5	24.6	208.8	174.0
Other	3.3	3.7	9.2	10.0

	368.4	286.2	1,012.6	896.2

Operating expenses:
Electric production fuel and purchased power	195.5	116.7	452.4	326.4
Cost of gas sold	32.7	12.4	142.1	112.3
Other operation and maintenance	49.8	66.0	187.3	203.9
Depreciation and amortization	26.7	27.0	81.4	81.0
Taxes other than income taxes	8.6	9.1	26.4	27.4

	313.3	231.2	889.6	751.0

Operating income	55.1	55.0	123.0	145.2

Interest expense and other:
Interest expense	10.8	8.5	29.7	24.9
Equity income from unconsolidated investments	(6.8)	(6.9)	(18.6)	(17.7)
Allowance for funds used during construction	(0.8)	(1.3)	(2.5)	(3.3)
Interest income and other	(0.6)	(0.4)	(1.3)	(0.6)

	2.6	(0.1)	7.3	3.3

Income before income taxes	52.5	55.1	115.7	141.9

Income taxes	18.1	21.5	41.8	54.8

Net income	34.4	33.6	73.9	87.1

Preferred dividend requirements	0.8	0.8	2.5	2.5

Earnings available for common stock	$33.6	$32.8	$71.4	$84.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
ASSETS	2005	2004

	(in millions)
Property, plant and equipment:
Electric plant in service	$2,014.3	$1,905.4
Gas plant in service	315.3	304.1
Other plant in service	257.9	250.5
Accumulated depreciation	(1,081.2)	(1,037.6)

Net plant	1,506.3	1,422.4
Leased Sheboygan Falls Energy Facility, less accumulated amortization	121.7	-
Construction work in progress	46.4	62.2
Other, less accumulated depreciation	1.6	1.4

	1,676.0	1,486.0

Current assets:
Cash and temporary cash investments	2.9	0.1
Accounts receivable:
Customer, less allowance for doubtful accounts	134.1	139.7
Other, less allowance for doubtful accounts	27.0	30.5
Production fuel, at average cost	19.9	15.9
Materials and supplies, at average cost	19.3	20.5
Gas stored underground, at average cost	31.9	30.3
Regulatory assets	53.4	21.1
Prepaid gross receipts tax	23.1	33.0
Derivative assets	20.3	4.7
Assets held for sale	26.1	308.9
Other	18.2	13.9

	376.2	618.6

Investments:
Investment in American Transmission Company LLC	144.7	141.5
Nuclear decommissioning trust funds	22.9	72.2
Other	20.9	23.7

	188.5	237.4

Other assets:
Regulatory assets	155.5	114.2
Deferred charges and other	174.4	199.9

	329.9	314.1

Total assets	$2,570.6	$2,656.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30,	December 31,
CAPITALIZATION AND LIABILITIES	2005	2004

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $5 par value - authorized 18,000,000 shares;
13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	525.8	525.7
Retained earnings	466.3	461.7
Accumulated other comprehensive loss	(2.7)	(2.7)

Total common equity	1,055.6	1,050.9

Cumulative preferred stock	60.0	60.0
Long-term debt, net (excluding current portion)	364.3	364.2

	1,479.9	1,475.1

Current liabilities:
Current maturities	-	88.0
Variable rate demand bonds	39.1	39.1
Commercial paper	24.0	47.0
Accounts payable	77.5	91.0
Accounts payable to associated companies	35.9	20.3
Accrued taxes	28.7	9.5
Regulatory liabilities	93.3	23.8
Derivative liabilities	37.4	6.7
Liabilities held for sale	2.7	196.1
Other	22.1	23.2

	360.7	544.7

Other long-term liabilities and deferred credits:
Deferred income taxes	220.9	232.6
Deferred investment tax credits	18.2	19.9
Regulatory liabilities	189.9	221.5
Capital lease obligations - Sheboygan Falls Energy Facility	121.2	-
Pension and other benefit obligations	93.3	85.7
Other	86.5	76.6

	730.0	636.3

Total capitalization and liabilities	$2,570.6	$2,656.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2005	2004

	(in millions)
Cash flows from operating activities:
Net income	$73.9	$87.1
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	81.4	81.0
Other amortizations	26.6	31.9
Deferred tax expense (benefit) and investment tax credits	(10.8)	13.0
Equity income from unconsolidated investments	(18.6)	(17.7)
Distributions from equity method investments	18.1	16.8
Other	(0.1)	(2.6)
Other changes in assets and liabilities:
Accounts receivable	9.1	20.5
Sale of accounts receivable	-	(50.0)
Gas stored underground	(1.6)	(8.2)
Deferrals related to Kewaunee outage and coal conservation efforts	(27.4)	-
Accounts payable	12.5	19.7
Accrued taxes	19.2	12.6
Benefit obligations and other	(14.5)	(23.7)

Net cash flows from operating activities	167.8	180.4

Cash flows from (used for) investing activities:
Utility construction and acquisition expenditures	(125.2)	(142.9)
Proceeds from asset sales	80.1	-
Proceeds from liquidation of nuclear decommissioning trust funds	60.0	-
Other	2.4	(0.4)

Net cash flows from (used for) investing activities	17.3	(143.3)

Cash flows used for financing activities:
Common stock dividends	(66.8)	(66.7)
Preferred stock dividends	(2.5)	(2.5)
Proceeds from issuance of long-term debt	-	100.0
Reductions in long-term debt	(88.0)	(62.0)
Net change in commercial paper	(23.0)	-
Other	(2.0)	(4.4)

Net cash flows used for financing activities	(182.3)	(35.6)

Net increase in cash and temporary cash investments	2.8	1.5

Cash and temporary cash investments at beginning of period	0.1	27.1

Cash and temporary cash investments at end of period	$2.9	$28.6

Supplemental cash flows information:
Cash paid during the period for:
Interest	$32.0	$24.8

Income taxes, net of refunds	$34.6	$34.3

Noncash investing and financing activities:
Capital lease obligations incurred	$123.8	$-

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Except as modified below, the Alliant Energy “Notes to Condensed Consolidated Financial Statements” are incorporated by reference insofar as they relate to WPL. The notes that follow herein are numbered to be consistent with the Alliant Energy “Notes to Condensed Consolidated Financial Statements.”

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The interim condensed consolidated financial statements included herein have been prepared by WPL, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include WPL and its consolidated subsidiaries. WPL is a direct subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in WPL’s latest Annual Report on Form 10-K.

In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and nine months ended Sep. 30, 2005 and 2004, the condensed consolidated financial position at Sep. 30, 2005 and Dec. 31, 2004, and the condensed consolidated statements of cash flows for the nine months ended Sep. 30, 2005 and 2004 have been made. Because of the seasonal nature of WPL’s operations, results for the three and nine months ended Sep. 30, 2005 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2005. A change in management’s estimates or assumptions could have a material impact on WPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation. Such reclassifications relate to the reporting of assets and liabilities held for sale pursuant to SFAS 144.

2.	COMPREHENSIVE INCOME

For the three and nine months ended Sep. 30, 2005 and 2004, WPL had no other comprehensive income, thus WPL’s comprehensive income was equal to its earnings available for common stock for all periods.

4.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of WPL’s qualified pension benefits and other postretirement benefits costs for the three and nine months ended Sep. 30 were as follows (in millions):

	Qualified Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$1.3	$1.3	$4.0	$3.8	$1.1	$1.0	$3.3	$3.0
Interest cost	3.1	2.8	9.2	8.4	1.6	1.4	4.7	4.1
Expected return on plan assets	(4.3)	(4.0)	(12.8)	(11.9)	(0.5)	(0.5)	(1.4)	(1.3)
Amortization of:
Transition obligation	--	--	--	--	0.3	0.3	0.9	0.9
Prior service cost	0.2	0.1	0.6	0.4	--	--	--	--
Actuarial loss	0.8	0.8	2.5	2.3	0.6	0.3	1.8	1.1
	$1.1	$1.0	$3.5	$3.0	$3.1	$2.5	$9.3	$7.8

In the previous table, the pension benefits costs represent only those respective costs for bargaining unit employees of WPL covered under the bargaining unit pension plan that is sponsored by WPL, and the other postretirement benefits costs represent those respective costs for all WPL employees. In addition, Corporate Services provides services to WPL. The following table includes pension benefits costs for WPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated pension and other postretirement benefits costs associated with Corporate Services for WPL for the three and nine months ended Sep. 30 as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2005	2004	2005	2004	2005	2004	2005	2004
Non-bargaining WPL employees
participating in other plans	$0.1	$0.1	$0.3	$0.4	N/A	N/A	N/A	N/A
Allocated Corporate Services costs	0.5	0.5	1.5	1.6	$0.6	$0.4	$1.6	$1.2

In addition, in the second quarter of 2005, WPL recognized special termination benefits costs related to certain pension and other postretirement benefits plans of $0.5 million and $1.2 million, respectively, as a result of the elimination of certain corporate and operations support positions during the second quarter of 2005. WPL received approval from the PSCW to defer $1.5 million of these costs until its next rate case and therefore has recorded the deferred costs in “Other assets - regulatory assets” on its Condensed Consolidated Balance Sheet.

WPL estimates that funding for the qualified pension plan for the bargaining unit and other postretirement benefits plans for 2005 will be approximately $7 million and $7 million, respectively, of which $7 million and $4 million, respectively, have been contributed through Sep. 30, 2005.

8.	COMMITMENTS AND CONTINGENCIES

(a) Purchase Obligations - As of Sep. 30, 2005, WPL’s minimum commitments for purchased power (excluding operating leases), coal and natural gas supply, transportation and storage contracts were $659 million, $64 million and $308 million, respectively. In addition, system-wide purchased power contracts of $140 million and coal contracts of $168 million have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known.

9.	SEGMENTS OF BUSINESS

Certain financial information relating to WPL’s business segments is as follows. Gas revenues included $22 million and $4 million for the three months ended Sep. 30, 2005 and 2004, and $45 million and $19 million for the nine months ended Sep. 30, 2005 and 2004, respectively, for sales to the electric segment. All other intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended Sep. 30, 2005
Operating revenues	$318.6	$46.5	$3.3	$368.4
Operating income (loss)	55.1	0.6	(0.6)	55.1
Earnings available for common stock				33.6

Three Months Ended Sep. 30, 2004
Operating revenues	$257.9	$24.6	$3.7	$286.2
Operating income (loss)	58.1	(2.8)	(0.3)	55.0
Earnings available for common stock				32.8

Nine Months Ended Sep. 30, 2005
Operating revenues	$794.6	$208.8	$9.2	$1,012.6
Operating income (loss)	103.3	23.4	(3.7)	123.0
Earnings available for common stock				71.4

Nine Months Ended Sep. 30, 2004
Operating revenues	$712.2	$174.0	$10.0	$896.2
Operating income (loss)	131.5	15.8	(2.1)	145.2
Earnings available for common stock				84.6

10.	ASSETS AND LIABILITIES HELD FOR SALE

In July 2005, WPL completed the sale of its interest in Kewaunee and its water utility in Ripon, Wisconsin. Refer to Note 11 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion of the Kewaunee sale. In addition, WPL has entered into an agreement to sell its Illinois utility subsidiary, South Beloit Water, Gas and Electric Company (South Beloit). WPL has applied the provisions of SFAS 144 to these assets and liabilities, which are recorded as held for sale. The operating results of WPL’s interest in Kewaunee, Ripon and South Beloit were not reported as discontinued operations at Sep. 30, 2005. The components of assets and liabilities held for sale on WPL’s Condensed Consolidated Balance Sheets were as follows (in millions):

	Sep. 30,	Dec. 31,
	2005	2004
Assets held for sale:
Property, plant and equipment:
Electric plant in service	$19.4	$223.1
Gas plant in service	11.4	12.3
Other plant in service	6.9	13.6
Accumulated depreciation	(12.7)	(161.8)
Net plant	25.0	87.2
Construction work in progress	1.1	15.7
Other, less accumulated depreciation	--	17.0
Property, plant and equipment, net	26.1	119.9
Current assets	--	3.8
Nuclear decommissioning trust funds	--	170.9
Other assets	--	14.3
Total assets held for sale	26.1	308.9
Liabilities held for sale:
Long-term liabilities	2.7	196.1
Net assets held for sale	$23.4	$112.8

16.	CAPITAL LEASE

In the second quarter of 2005, WPL entered into a 20-year agreement with Resources’ Non-regulated Generation business to lease SFEF, with an option for two lease renewal periods thereafter. The lease became effective in June 2005 when SFEF began commercial operations. WPL is responsible for the operation of SFEF and has exclusive rights to its output. In May 2005, the PSCW approved this affiliated lease agreement with initial monthly payments of approximately $1.3 million based on a 50% debt to capital ratio, a return on equity of 10.9%, a cost of debt based on the cost of senior notes issued by Resources’ Non-regulated Generation business in June 2005 and certain costs incurred to construct the facility. In accordance with its order approving the lease agreement, the PSCW will review the capital structure, return on equity and cost of debt every five years from the date of the final decision. WPL accounts for this agreement as a capital lease and, at June 30, 2005, recorded the leased facility and corresponding capital lease obligation at the estimated fair value of the facility less the development costs already funded by WPL in 2004. The capital lease is amortized using the straight-line method over the 20-year lease term. WPL’s 2005/2006 retail rate case that became effective in July 2005 includes recovery of the monthly SFEF lease payment amounts from WPL’s customers. For the three and nine months ended Sep. 30, 2005, SFEF lease expenses were $4.8 million and $6.4 million ($3.2 million and $4.3 million included in “Interest expense” and $1.6 million and $2.1 million included in “Depreciation and amortization,” respectively, in WPL’s Condensed Consolidated Statements of Income). At Sep. 30, 2005, WPL’s estimated future minimum capital lease payments for SFEF were as follows (in millions):

							Less:	Present value
							amount	of net	Gross
							repre-	minimum	assets	Accumulated
					There-		senting	capital lease	under lease	amortization
2005	2006	2007	2008	2009	after	Total	interest	payments	at 9-30-05	at 9-30-05
$3.8	$15.0	$15.0	$15.0	$15.0	$232.0	$295.8	$172.6	$123.2	$123.8	$2.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (MDA)

This MDA includes information relating to Alliant Energy, IPL and WPL (as well as Resources and Corporate Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this report as well as the financial statements, notes and MDA included in Alliant Energy’s, IPL’s and WPL’s latest combined Annual Report on Form 10-K. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: weather effects on results of operations; economic and political conditions in Alliant Energy’s domestic and international service territories; federal, state and international regulatory or governmental actions, including the impact of the Energy Policy Act and other energy-related legislation in Congress and federal tax legislation; the ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs, the earning of reasonable rates of return in current and future rate proceedings and the payment of expected levels of dividends; unanticipated construction and acquisition expenditures; unanticipated issues in connection with Alliant Energy’s construction of new generating facilities; issues related to the supply of fuel and purchased electricity and price thereof, including the ability to recover purchased power, fuel and fuel-related costs through domestic and international rates; unplanned outages at Alliant Energy’s generating facilities and risks related to recovery of increased costs through rates; issues related to electric transmission, including operating in the new Midwest Independent System Operator (MISO) energy market, the impact of potential future billing adjustments from MISO, recovery of costs incurred, and federal legislation and regulation affecting such transmission; impact of weather hedges on Alliant Energy’s domestic utility earnings; risks related to the operations of Alliant Energy’s DAEC nuclear facility and unanticipated issues and opposition relating to the anticipated sale of Alliant Energy’s interest in such facility; Alliant Energy’s ability to enforce favorable arbitration awards in Brazil and/or reach favorable settlements with respect to such disputes; costs associated with Alliant Energy’s environmental remediation efforts and with environmental compliance generally; developments that adversely impact Alliant Energy’s ability to implement its strategic plan; the amount of premiums incurred in connection with Alliant Energy’s planned debt reductions; the results from Alliant Energy’s International investments; fluctuating foreign exchange rates; material declines in the fair market value of, or expected cash flows from, Alliant Energy’s investments; Alliant Energy’s ability to continue cost controls and operational efficiencies; Alliant Energy’s ability to complete its proposed divestitures of various businesses and investments, including China, Mexico and DAEC, on a timely basis and for anticipated proceeds; Alliant Energy’s ability to achieve its EPS growth, dividend payout ratio and total shareowner return goals; access to technological developments; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; continued access to the capital markets; the ability to utilize any tax capital losses generated to-date and those that may be generated in the future; the ability to successfully complete ongoing tax audits and appeals with no material impact on Alliant Energy’s earnings and cash flows; inflation rates; and factors listed in “Other Matters - Other Future Considerations.” Alliant Energy assumes no obligation, and disclaims any duty, to update the forward-looking statements in this report.

EXECUTIVE SUMMARY

Description of Business - Alliant Energy operates as a registered public utility holding company subject to the limitations imposed by the Public Utility Holding Company Act of 1935 (PUHCA). The first tier subsidiaries of Alliant Energy include IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation, transmission, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets in Iowa and Minnesota, as well as the Illinois properties that Alliant Energy has decided to divest. WPL is a public utility engaged principally in the generation, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets in Wisconsin, as well as the Illinois properties that Alliant Energy has decided to divest. Resources manages a portfolio of wholly-owned subsidiaries and additional investments through distinct platforms: International (foreign energy delivery and generation systems in Brazil and New Zealand, as well as the China business that Alliant Energy has decided to divest); Non-regulated Generation (domestic generation projects); and Other Non-regulated Investments (includes investments in environmental engineering and site remediation, transportation, synthetic fuel, construction management services for wind farms and energy technologies investments, as well as the resort development in Mexico (LDMU) and oil and gas pipeline gathering systems that Alliant Energy has decided to divest). Corporate Services provides administrative services to Alliant Energy and its subsidiaries as required under PUHCA. Refer to “Rates and Regulatory Matters” for discussion of the repeal of PUHCA.

Summary of Historical Results of Operations - Alliant Energy’s net income (loss) and EPS for the third quarter were as follows (dollars in millions):

	2005		2004
Continuing operations:	Net Income	EPS	Net Income	EPS
Domestic utility	$113.1	$0.97	$91.1	$0.79
Non-regulated (Resources)	(16.6)	(0.15)	(7.7)	(0.07)
Alliant Energy parent and other (primarily taxes, interest
and administrative and general)	3.1	0.03	9.0	0.08
Income from continuing operations	99.6	0.85	92.4	0.80
Income (loss) from discontinued operations	12.9	0.11	(10.6)	(0.09)
Net income	$112.5	$0.96	$81.8	$0.71

The higher earnings from Alliant Energy’s core domestic utility business were largely due to higher electric margins. The lower results from Alliant Energy’s non-regulated businesses were largely due to a pre-tax, non-cash asset valuation charge of $40 million (after-tax charge of $23 million, or $0.20 per share) related to Alliant Energy’s Brazil investments in the third quarter of 2005 and pre-tax charges related to further debt reductions at Resources of $29 million (after-tax charges of $18 million, or $0.15 per share) in the third quarter of 2005. The lower results from Alliant Energy’s non-regulated businesses were partially offset by improved results from its Brazil (excluding the valuation charge), New Zealand and other non-regulated businesses, income tax adjustments and lower interest and operating expenses. Refer to “Alliant Energy Results of Operations,” “IPL Results of Operations” and “WPL Results of Operations” for additional details regarding the various factors impacting their respective earnings/losses during the third quarter of 2005 and 2004.

STRATEGIC OVERVIEW

A summary of Alliant Energy’s strategic overview information is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2004 and has not changed materially from the items reported in the 2004 Form 10-K, except as described below.

Updated Domestic Utility Generation Plan - In August 2005, Alliant Energy announced its updated domestic utility generation plan for the 2006 to 2013 time period (updated plan), which reflects increased growth in demand and the need to increase base-load generation in both Iowa and Wisconsin. Pursuant to the updated plan, Alliant Energy currently expects to add 600 MW of owned-generation between 2006 and 2013, which includes 500 MW of clean-coal technology generation (250 MW at IPL in 2012 or 2013 and 250 MW at WPL in 2012) and 100 MW of wind generation at WPL expected in 2007. The addition of such generation is expected to require approximately $1.0 billion ($450 million for IPL and $550 million for WPL) in capital expenditures, excluding allowance for funds used during construction, from 2006 to 2013.

The updated plan also contemplates Alliant Energy entering into purchased power agreements to add approximately 20 anaerobic digesters in each of Iowa and Wisconsin and the potential purchase of 350 MW of wind generation. In July 2005, Alliant Energy announced that it signed a purchased power agreement to proceed with an Iowa-based wind energy farm to develop up to 150 MW of renewable energy by the end of 2006. Allocation of the energy from the Iowa facility to IPL and WPL will be determined at a later date. Alliant Energy currently has agreements with Calpine Corporation related to the purchase of energy from the 466 MW RockGen Energy Center in Christiana, Wisconsin and the 603 MW Riverside Energy Center in Beloit, Wisconsin and has the option to purchase these two facilities in 2009 and 2013, respectively.

Alliant Energy continues to monitor its domestic generation requirements and the developments related to the renewable portfolio standards and federal and state tax incentives, and will adjust its plans accordingly as needed.

The 300 MW, simple-cycle, natural gas-fired SFEF near Sheboygan Falls, Wisconsin began commercial operation at the beginning of June 2005, ahead of schedule and under budget. In May 2005, the PSCW approved the lease of this facility to WPL under the Wisconsin leased generation law. Resources’ Non-regulated Generation business owns SFEF and leased it to WPL for an initial period of 20 years, with an option for two lease renewal periods thereafter. WPL is responsible for the operation of SFEF and has exclusive rights to its output. Refer to Note 16 of WPL’s “Notes to Condensed Consolidated Financial Statements” for further discussion.

Asset Divestitures -

Non-regulated Businesses - In the second quarter of 2005, Alliant Energy successfully completed the sale of both Cogenex Corporation (Cogenex), its energy services business, and its biomass facility and received net cash proceeds of approximately $35 million. In July 2005, Alliant Energy announced its intention to divest its interest in ten generating facilities in China and its investment in Mexico as a result of its evaluation of strategic alternatives for these investments. At Sep. 30, 2005, the carrying values of Alliant Energy’s investments in China and Mexico were approximately $120 million and $90 million, respectively. Alliant Energy expects to complete the divestiture of its China and Mexico investments no later than June 2006 and September 2006, respectively. Alliant Energy expects to use proceeds from the sales of its China, Mexico and pipeline investments for further debt reduction at Resources. Refer to “Other Matters - Other Future Considerations - China and Mexico” for further discussion of Alliant Energy’s recent divestiture activities related to its China and Mexico investments.

Alliant Energy continues to evaluate and consider its options regarding the future of its remaining non-regulated businesses, including its investments in Brazil and New Zealand, and has retained a financial advisor to assist it in evaluating the strategic alternatives related to its investments in Brazil. Refer to “Other Matters - Other Future Considerations - Brazil” for further discussion of Alliant Energy’s Brazil investments.

Domestic Utility Businesses - In July 2005, Alliant Energy completed the sale of WPL’s interest in Kewaunee to a subsidiary of Dominion. WPL received $75 million at closing, which was used for debt reduction at WPL. In July 2005, Alliant Energy signed a definitive agreement to sell IPL’s 70% ownership interest in DAEC and certain related assets to FPL Energy for approximately $387 million, subject to adjustment. IPL has offered to use the anticipated gain on the sale for the benefits of its customers in an attempt to achieve regulatory approval of the DAEC sale to FPL Energy. Pending all state and federal regulatory approvals and satisfaction of other closing conditions, the sale is expected to be completed in the first quarter of 2006.

In June 2005, IPL and WPL each signed separate definitive agreements for the sale of their respective electric and gas distribution properties in Illinois for a combined total of approximately $47 million. In June 2005, WPL reached an agreement on the sale of its water utility in South Beloit, Illinois for approximately $4 million. Pending all regulatory approvals, these sales are expected to close in 2006. In July 2005, WPL completed the sale of the Ripon water utility for approximately $5 million.

Refer to Notes 6, 10, 11 and 12 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion of the non-regulated and domestic utility investments Alliant Energy has recently divested or is in the process of divesting.

Transmission Business - Alliant Energy continues to monitor developments in the domestic electric transmission industry. As of Sep. 30, 2005, WPL’s investment in ATC was $145 million. IPL continues to own its transmission assets, the book value of which was $371 million as of Dec. 31, 2004. Alliant Energy continues to evaluate options for participation for its IPL assets in an independent transmission entity, be it ATC or some other entity.

RATES AND REGULATORY MATTERS

A summary of Alliant Energy’s rates and regulatory matters is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2004 and has not changed materially from the items reported in the 2004 Form 10-K, except as described below. Details of Alliant Energy’s rate cases impacting its historical and future results of operations are as follows (dollars in millions; Electric (E); Natural Gas (G); Water (W); Not Applicable (N/A); To Be Determined (TBD); Fuel-related (F-R)):

								Expected	Return
				Interim	Interim	Final	Final	Final	on
	Utility	Filing	Increase	Increase	Effective	Increase	Effective	Effective	Common
Case	Type	Date	Requested	Granted (1)	Date	Granted (1)	Date	Date	Equity	Notes
WPL:
2005/2006 retail	E/G	9/04	$63	N/A	N/A	$21	7/05	N/A	11.50%	(2)
2004 retail (F-R)	E	2/04	16	$16	3/04	10	10/04	N/A	N/A
2004 retail (F-R)	E	12/04	9	--	N/A	--	N/A	N/A	N/A	(3)
2005 retail (F-R)	E	3/05	26	26	4/05	26	7/05	N/A	N/A
2005 retail (F-R)	E	8/05	96	41	10/05	TBD	TBD	2/06	N/A	(4)
South Beloit									G-9.87%/
retail - IL	G/W	10/03	1	N/A	N/A	1	10/04	N/A	W-9.64%
Wholesale	E	3/03	5	5	7/03	5	2/04	N/A	N/A
Wholesale	E	8/04	12	12	1/05	TBD	TBD	11/05	N/A	(5)
IPL:
IA retail	E	3/04	149	98	6/04	107	2/05	N/A	(a)
IA retail	G	4/05	19	13	4/05	TBD	TBD	11/05	TBD	(6)
MN retail	E	5/03	5	2	7/03	1	9/04	N/A	11.25%
MN retail	E	5/05	5	3	7/05	TBD	TBD	3/06	TBD	(7)

(a) Emery Generating Facility (Emery) - 12.23% and Other - 10.7%

(1)	Interim rate relief is implemented, subject to refund, pending determination of final rates. The final rate relief granted replaces the amount of interim rate relief granted.
(2)

In June 2005, the PSCW authorized the return through reduced rates, over a two-year period, of approximately $56 million of non-qualified nuclear decommissioning trust funds associated with the sale of Kewaunee.

(3)

In April 2005, the PSCW issued the final written order denying WPL’s request for a rate increase in this proceeding. In June 2005, the PSCW denied WPL’s request for rehearing. In July 2005, WPL filed a lawsuit in state circuit court challenging the PSCW’s ruling and its interpretation of the fuel rules. A decision is expected in late 2005 or early 2006.

(4)

In August 2005, WPL filed for a fuel-related rate increase of $41 million with the PSCW and an interim increase of such amount was granted in early October 2005. In November 2005, WPL revised its filing to request a $96 million increase as the result of continued increases in fuel-related costs since the initial filing. WPL has requested the PSCW to establish revised interim rates in an expedited time frame.

(5)

In June 2005, WPL reached a settlement in principle with its wholesale customers for an $8 million annual revenue increase effective Jan. 1, 2005. The settlement agreement is expected to be filed with FERC in the fourth quarter of 2005, with final rates expected to become effective in the fourth quarter of 2005. These rates will be applied to all service rendered on and after Jan. 1, 2005. Any amount collected in excess of the final rates will be refunded to customers and has been fully reserved for at Sep. 30, 2005.

(6)

In July 2005, IPL, Iowa Office of Consumer Advocate and Iowa Consumers Coalition filed a non-unanimous settlement proposal with the IUB, addressing all revenue requirement issues in IPL’s retail natural gas rate case. The parties agreed to an increase in IPL’s annual Iowa natural gas revenue requirements of approximately $14 million. The agreed return on common equity was established at 10.4%. In October 2005, the IUB approved the settlement.

(7)

In November 2005, IPL and the Minnesota Department of Commerce filed a settlement agreement in this rate proceeding which includes a $1 million annual rate increase and authorized return on common equity of 10.39%. The settlement agreement is subject to approval by the MPUC.

With the exception of recovering a return on Emery, which was a large component of IPL’s 2004 retail Iowa electric rate case, and on other additions to IPL’s and WPL’s infrastructure, a significant portion of the rate increases included in the previous table reflect the recovery of increased costs incurred or expected to be incurred by IPL and WPL. The major drivers in WPL’s base rate and fuel-related rate cases for 2005 are both fixed and variable fuel and purchased power costs. Thus, the potential increase in revenues related to these rate increase requests is not expected to result in a material increase in net income. Refer to “Other Matters - Market Risk Sensitive Instruments and Positions - Commodity Price Risk” for further discussion of the impact of increased fuel and purchased power costs on results of operations.

On April 1, 2005, IPL and WPL began participation in the restructured wholesale energy market operated by MISO. The implementation of this restructured market marked a significant change in the way IPL and WPL buy and sell wholesale electricity, obtain transmission services and schedule generation. Prior to the restructured market, IPL and WPL each dispatched their generation and purchased power resources directly to meet their respective demands. In the restructured market, IPL and WPL offer their generation and bid their demand into the market on an hourly basis. MISO evaluates IPL’s, WPL’s and other market participants’ energy injections into, and withdrawals from, the system to economically dispatch the entire MISO system on an hourly basis. MISO settles these hourly offers and bids based on locational marginal prices, which are market-driven values based on the specific time and location of the purchase and/or sale of energy. The IUB has approved a temporary waiver, effective until May 31, 2006, allowing the costs and credits incurred by IPL to participate in this market to be included in IPL’s automatic fuel adjustment clause. The PSCW has approved the deferral of certain incremental costs incurred by WPL to participate in this market, which will be effective until WPL files its next base rate case with the PSCW. IPL and WPL are currently working through the regulatory process to establish long-term recovery mechanisms for these costs.

In April 2005, WPL received approval from the PSCW to defer incremental fuel-related costs associated with the extension of the unplanned outage at Kewaunee beginning April 15, 2005. Deferral of incremental operation and maintenance costs related to the unplanned outage was also approved by the PSCW. Refer to Notes 1(b) and 11 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on the outage and sale of Kewaunee, respectively.

In May 2005, WPL received approval from the PSCW to lease SFEF from Resources’ Non-regulated Generation business. The 20-year lease includes initial monthly lease payments of approximately $1.3 million based on a 50% debt to capital ratio, a return on equity of 10.9%, a cost of debt based on the cost of senior notes issued by Resources’ Non-regulated Generation business in June 2005 and certain costs incurred to construct the facility. The PSCW will review the capital structure, return on equity and cost of debt every five years from the date of its approval. WPL’s 2005/2006 retail rate case that became effective in July 2005 included recovery of these initial monthly lease payments. Refer to Note 16 of WPL’s “Notes to Condensed Consolidated Financial Statements” for additional information.

In May 2005, Alliant Energy announced plans to reduce certain corporate and operations support positions. The net impacts of this reduction in workforce on WPL have been estimated to be minimal in 2005 and result in a reduction in costs in 2006. Because WPL’s 2005/2006 retail rate case was pending approval at the time of this announcement and the impacts of this reduction in workforce were not addressed in this retail rate case, WPL received approval from the PSCW in August 2005 to defer all costs and benefits incurred by WPL related to the reduction in workforce until its next rate case. The impacts of this reduction in workforce on IPL’s Iowa gas operations were incorporated into the settlement proposal for its Iowa retail natural gas rate case, which was approved by the IUB in October 2005. The impacts on IPL’s Iowa electric operations will be addressed in its next electric retail rate case filed with the IUB.

In May 2005, a new law impacting ratemaking was signed by the Governor in Wisconsin. The new law allows a public utility that proposes to purchase or construct an electric generating facility to apply to the PSCW for an order that specifies in advance the ratemaking principles that the PSCW will apply to the electric generating facility costs in future ratemaking proceedings. These changes are designed to give Wisconsin utilities more regulatory certainty, including providing utilities with a fixed rate of return on these investments, when financing electric generation projects. The new law requires the PSCW to establish rules to administer the requirements of such law. In August 2005, the PSCW submitted draft rules and is currently in the process of public and legislative review. The proposed rules are anticipated to become final and effective in late 2005 or early 2006.

In June 2005, WPL received approval from the PSCW to defer incremental pre-certification and pre-construction costs as a result of siting and building its proposed base-load power plant discussed in further detail in “Strategic Overview - Updated Domestic Utility Generation Plan.”

In July 2005, Alliant Energy announced plans to seek recovery of incremental purchased energy costs associated with coal conservation efforts currently underway at IPL and WPL due to domestic coal delivery disruptions. In August 2005, WPL received approval from the PSCW to defer these incremental costs associated with WPL’s retail service, currently estimated at $14 million to $22 million. WPL currently charges wholesale customers these incremental costs through the fuel adjustment clause. IPL currently recovers these costs through retail rate adjustments associated with its energy adjustment clause. Refer to Note 1(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” and “Other Matters - Other Future Considerations - Domestic Coal Delivery Disruptions” for further discussion.

In the third quarter of 2005, IPL filed applications with and/or requested approvals from the IUB, PSCW, MPUC, ICC, NRC and FERC for approval of its sale agreement with FPL Energy to sell its interest in DAEC, a component of which approvals is IPL’s long-term purchased power agreement with FPL Energy to buy energy and capacity from DAEC. The purchased power agreement will extend through February 2014, concurrent with expiration of DAEC’s current operating license. The structure of the purchased power agreement is anticipated to result in costs for IPL’s electric customers that are lower than would be anticipated under IPL’s continued ownership of DAEC. The fixed monthly capacity payment in the agreement corresponds to IPL’s projected revenue requirement, which would continue to be reflected in its base rates. The monthly variable payment to FPL Energy varies directly with the amount of energy delivered to IPL, which is based on a target capacity factor of 90%. If, in a given month, FPL Energy delivers less than the energy amount corresponding to the 90% capacity factor, there will be a reduction in the energy payment by IPL to reflect the lower fuel consumption as well as a corresponding adjustment in the capacity payment to FPL Energy to proportionally compensate IPL for the under-delivery. The converse is also true if the delivered energy exceeds the target amount. Refer to Note 12 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion.

In August 2005, the Energy Policy Act was enacted. In general, the legislation is intended to improve reliability and market transparency, provide incentives to promote the construction of needed energy infrastructure and foster development of a wide range of energy options that promote economic growth and greater energy independence. Among other things, the legislation provides for shorter recovery periods for certain electric transmission and gas distribution lines, extends the renewable energy production tax credit by two years, provides a seven-year recovery period for certain certified pollution control facilities and provides for the repeal of PUHCA and the Public Utility Regulatory Policy Act of 1978. These Acts will remain in effect for a transition period and it is anticipated that some provisions of these Acts will be retained under FERC jurisdiction. The Energy Policy Act grants FERC additional jurisdiction for the review of various issues, including affiliate transactions, public utility mergers, acquisitions and dispositions, and books and records requirements. While the overall impact of the legislation is expected to be positive, the specific impacts to Alliant Energy will not be known until final rules are adopted.

In 2002, IPL filed with the IRS for a change in method of accounting for tax purposes for 1987 through 2001 that would allow a current deduction related to mixed service costs. IPL made an advance payment of $42 million to the IRS in October 2005 to mitigate any interest expense it may incur should its deductions not prevail with the IRS. Refer to Note 1(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion.

ALLIANT ENERGY RESULTS OF OPERATIONS

Overview - Third Quarter Results - Refer to “Executive Summary” for an overview of Alliant Energy’s third quarter 2005 and 2004 earnings and the various components of Alliant Energy’s business.

Domestic Utility Electric Margins - Electric margins, megawatt-hour (MWh) sales and cooling degree day data for Alliant Energy for the three and nine months ended Sep. 30 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Three Months Ended Sep. 30:	2005	2004	Change	2005	2004	Change
Residential	$266.5	$211.5	26%	2,348	1,945	21%
Commercial	152.8	132.9	15%	1,682	1,528	10%
Industrial	192.8	179.3	8%	3,206	3,273	(2%)
Total from retail customers	612.1	523.7	17%	7,236	6,746	7%
Sales for resale	81.9	43.2	90%	1,390	1,179	18%
Other	15.5	16.4	(5%)	43	41	5%
Total revenues/sales	709.5	583.3	22%	8,669	7,966	9%
Electric production fuel and
purchased power expense	307.8	195.2	58%
Margins	$401.7	$388.1	4%

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Nine Months Ended Sep. 30:	2005	2004	Change	2005	2004	Change
Residential	$631.0	$544.2	16%	6,022	5,549	9%
Commercial	377.2	331.9	14%	4,598	4,267	8%
Industrial	506.3	464.9	9%	9,555	9,414	1%
Total from retail customers	1,514.5	1,341.0	13%	20,175	19,230	5%
Sales for resale	201.3	138.0	46%	4,226	3,860	9%
Other	33.8	40.8	(17%)	132	136	(3%)
Total revenues/sales	1,749.6	1,519.8	15%	24,533	23,226	6%
Electric production fuel and
purchased power expense	759.9	565.5	34%
Margins	$989.7	$954.3	4%

	Three Months Ended Sep. 30,			Nine Months Ended Sep. 30,
	Actual			Actual
Cooling degree days*:	2005	2004	Normal	2005	2004	Normal
Cedar Rapids (IPL)	277	85	276	393	139	377
Madison (WPL)	270	102	181	404	138	241

*Cooling degree days are calculated using a 70 degree base. Normal degree days are calculated using a fixed 30-year average most recently updated in February 2002.

Electric margins increased $13.6 million, or 4%, and $35.4 million, or 4%, for the three- and nine-month periods, respectively, primarily due to the impact of various rate increases implemented in 2005 and 2004, warmer weather conditions in the third quarter of 2005 compared to the third quarter of 2004 and continued customer growth in Alliant Energy’s domestic utility service territory. These items were partially offset by the impact of higher than anticipated fuel and purchased power energy costs at WPL and higher purchased power capacity costs at WPL ($17 million and $33 million for the three- and nine-month periods, respectively) primarily related to the Riverside agreement that began in June 2004 and the Kewaunee agreement that began in July 2005. The three-month increase was also partially offset by a 2% decrease in industrial sales, largely due to several large customers shut down for maintenance outages in the third quarter of 2005. The nine-month increase was partially offset by $9 million of charges incurred in the second quarter of 2005 related to IPL’s and WPL’s electric weather derivatives. Refer to Notes 7(b) and 11 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information regarding the electric weather derivatives and the sale of WPL’s interest in Kewaunee, respectively.

WPL’s $14 million increase in purchased power capacity costs related to the Kewaunee agreement was substantially offset by lower generation-related expenses included in its other operation and maintenance expenses and lower depreciation expense. WPL’s increase in fuel and purchased power energy costs for the three-month period was largely a result of a continued escalation in natural gas costs and higher coal transportation costs. WPL estimates that the under-recovered portion of retail fuel and purchased power energy costs reduced its electric margins during the third quarter of 2005 by approximately $25 million. WPL’s increase in purchased power energy costs for the nine-month period was also due to the unplanned outage at Kewaunee during the first and second quarters of 2005 and the impact of coal supply constraints from the Powder River Basin in the second quarter of 2005. WPL estimates that the incremental purchased power energy costs incurred during the first and second quarters of 2005 related to the unplanned outage at Kewaunee reduced its electric margins by approximately $12 million. Refer to “Rates and Regulatory Matters” for discussion of regulatory filings that WPL is currently pursuing to recover these continued cost increases in a timely manner. Refer to “Other Matters - Market Risk Sensitive Instruments and Positions - Commodity Price Risk” for discussion of risks associated with increased fuel and purchased power costs on WPL’s electric margins.

Before giving consideration to the aforementioned impact of the electric weather derivatives, Alliant Energy estimates that warmer than normal weather conditions had a positive impact of approximately $7 million and $10 million on its electric margins for the three- and nine-month periods in 2005, respectively, compared to normal weather. Alliant Energy estimates that milder than normal weather conditions had a negative impact of approximately $22 million and $29 million on its electric margins for the three- and nine-month periods in 2004, respectively, compared to normal weather.

Sales for resale revenues increased during the three- and nine-month periods compared to the same periods in 2004 primarily due to the impacts of higher fuel cost recovery revenues from wholesale customers at WPL and the implementation of the restructured wholesale energy market operated by MISO on April 1, 2005. These increased revenues were largely offset by increased electric production fuel and purchased power expense and therefore did not have a significant impact on electric margins.

Domestic Utility Gas Margins - Gas margins, dekatherm (Dth) sales and heating degree day data for Alliant Energy for the three and nine months ended Sep. 30 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Three Months Ended Sep. 30:	2005	2004	Change	2005	2004	Change
Residential	$30.3	$25.9	17%	1,635	1,648	(1%)
Commercial	19.7	15.6	26%	1,671	1,665	--
Industrial	7.7	4.5	71%	777	729	7%
Transportation/other	31.5	8.2	284%	15,581	9,890	58%
Total revenues/sales	89.2	54.2	65%	19,664	13,932	41%
Cost of gas sold	60.1	29.0	107%
Margins	$29.1	$25.2	15%

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Nine Months Ended Sep. 30:	2005	2004	Change	2005	2004	Change
Residential	$217.2	$213.3	2%	19,240	20,070	(4%)
Commercial	118.4	114.5	3%	12,599	12,924	(3%)
Industrial	25.1	21.5	17%	2,905	2,985	(3%)
Transportation/other	66.1	32.7	102%	47,521	33,702	41%
Total revenues/sales	426.8	382.0	12%	82,265	69,681	18%
Cost of gas sold	297.0	262.1	13%
Margins	$129.8	$119.9	8%

	Three Months Ended Sep. 30,			Nine Months Ended Sep. 30,
	Actual			Actual
Heating degree days*:	2005	2004	Normal	2005	2004	Normal
Cedar Rapids (IPL)	66	141	151	3,896	4,141	4,331
Madison (WPL)	78	156	227	4,165	4,501	4,785

* Heating degree days are calculated using a 65 degree base. Normal degree days are calculated using a fixed 30-year average most recently updated in February 2002.

Gas revenues and cost of gas sold were significantly higher during the third quarter of 2005 compared to the same period last year primarily due to increased natural gas prices. Due to Alliant Energy’s rate recovery mechanisms for gas costs, these price differences alone had little impact on gas margins. Gas margins increased $3.9 million, or 15%, and $9.9 million, or 8%, for the three- and nine-month periods, respectively, primarily due to the impact of higher transportation/other sales volumes at WPL, several modest rate increases implemented in 2005 and 2004 and improved results from WPL’s performance-based gas cost recovery program (benefits are shared by ratepayers and shareowners). The nine month increase was also impacted by $3 million of higher energy conservation revenues at IPL and continued customer growth, partially offset by the impact of slightly milder weather conditions in the first quarter of 2005 compared to the same period in 2004. The higher energy conservation revenues were largely offset by higher energy conservation expenses. Transportation/other sales volumes increased for the three- and nine-month periods due to greater demand from natural gas-fired electric generating facilities, including Riverside and SFEF being placed in service in June 2004 and June 2005, respectively. The impact of these higher transportation/other sales increased gas margins at WPL by approximately $1 million and $3 million for the three- and nine-month periods, respectively.

Refer to “Rates and Regulatory Matters” for discussion of various electric and gas rate filings.

Domestic Utility Other Revenues - Other revenues for the domestic utilities decreased $4.9 million and $3.3 million for the three- and nine-month periods, respectively, primarily due to lower construction management revenues from IPL’s WindConnect™ business. The decreases were largely offset by lower other operation and maintenance expenses.

Non-regulated Revenues - Details regarding Alliant Energy’s non-regulated revenues for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2005	2004	2005	2004
Environmental engineering and site remediation	$22.5	$19.6	$70.5	$62.4
WindConnect™	20.3	--	27.5	--
Non-regulated Generation	7.8	6.9	21.7	18.9
Transportation	6.6	5.9	19.1	17.0
Other (includes eliminations)	--	0.5	0.6	2.1
	$57.2	$32.9	$139.4	$100.4

The increased Environmental revenues for the three- and nine-month periods were primarily due to construction management projects started in the first quarter of 2005. The increased WindConnect™ revenues for the three- and nine-month periods were primarily due to a large construction management project for a wind farm outside of Alliant Energy’s domestic utility service territory that began in the second quarter of 2005. These increased revenues were largely offset by higher operating expenses.

Other Operating Expenses - Other operation and maintenance expense for the domestic utilities decreased $20.1 million and $10.5 million for the three- and nine-month periods, respectively, primarily due to a reduction in anticipated incentive-related compensation expenses for 2005, lower expenses for WindConnect™ at IPL and lower generation-related and transmission and distribution expenses. The nine-month decrease was partially offset by $6 million of higher energy conservation expenses at IPL and $4 million of employee separation expenses incurred by IPL in the second quarter of 2005 related to the elimination of certain corporate and operations support positions. IPL estimates that the elimination of the corporate and operations support positions will decrease its future annual operating expenses by approximately $7 million. The lower generation-related expenses were primarily due to WPL’s sale of its interest in Kewaunee in July 2005. WPL incurred approximately $10 million of other operation and maintenance expenses related to Kewaunee during the third quarter of 2004 that have been replaced with Kewaunee’s purchased power capacity costs included in WPL’s electric margins for the third quarter of 2005. Refer to Note 11 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion of the Kewaunee sale and “Rates and Regulatory Matters” for the impact of the workforce reduction and the associated regulatory treatment.

Non-regulated operation and maintenance expenses for the three and nine months ended Sep. 30 were as follows (in millions):

Three Months		Nine Months
2005	2004	2005	2004

Environmental engineering and site remediation	$20.2	$18.4	$63.7	$56.9
WindConnect™	20.2	--	27.7	--
Non-regulated Generation	3.6	2.4	12.0	7.3
Transportation	2.8	2.9	8.8	8.9
International	1.7	2.2	7.5	6.7
Other (includes eliminations)	1.8	2.9	6.9	11.1
	$50.3	$28.8	$126.6	$90.9

The variances for the three- and nine-month periods were largely driven by the same factors impacting the revenue variances discussed previously. The Non-regulated Generation nine-month increase was largely due to costs for a planned maintenance outage at Resources’ Neenah generating facility in the first quarter of 2005.

Depreciation and amortization expense increased $1.2 million and $5.1 million for the three- and nine-month periods primarily due to property additions, including Emery being placed in service in May 2004, partially offset by lower Kewaunee depreciation of $2 million as a result of the sale in July 2005.

Interest Expense and Other - Interest expense was virtually flat for both periods as lower interest expense resulting from Resources’ retirement of senior notes in 2005 and 2004 was offset by higher interest expense from the issuance of debt by Sheboygan Power LLC and Resources’ wholly-owned New Zealand subsidiary in 2005 and 2004. Refer to Note 5(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information on Alliant Energy’s losses on early extinguishment of debt related to long-term debt retirements at Resources.

Refer to Note 6(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for a breakdown of Alliant Energy’s equity (income) loss from unconsolidated investments. The higher equity earnings from Alliant Energy’s Brazil investments for the three-month period were primarily due the impact of rate increases implemented at the Brazilian operating companies, the receipt of a regulatory order related to the recovery of certain purchased power costs incurred earlier in 2005 and lower bad debt expense at one of the Brazilian operating companies, partially offset by higher interest and other operating expenses. The higher equity earnings from Alliant Energy’s Brazil investments for the nine-month period were primarily due to the impact of rate increases implemented at the Brazilian operating companies and foreign currency transaction gains of $3 million in 2005 related to debt at one of the Brazilian operating companies, partially offset by higher interest and other operating expenses. The nine-month results also include gains of $4 million and $5 million (both representing Alliant Energy’s allocated portion of the total gains) in 2005 and 2004, respectively, from the sale of hydroelectric plants. The improved results from TrustPower for the three- and nine-month periods were primarily due to higher margins resulting from increased energy prices.

Allowance for funds used during construction (AFUDC) decreased $7.8 million for the nine-month period, primarily due to Emery being placed in service in May 2004.

Refer to Notes 1(e) and 6(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details regarding “Interest income and other,” and discussion of the non-cash asset valuation charges recorded in the second and third quarters of 2005 relating to Alliant Energy’s Brazil investments, respectively.

Income Tax Expense (Benefit) - The effective income tax rates for the three and nine months ended Sep. 30, 2005 are not meaningful given the impact of Alliant Energy’s non-cash asset valuation charges related to its Brazil investments. Excluding the impacts of these charges, the effective income tax rates were 17.2% and 19.4% for the three- and nine-month periods ended Sep. 30, 2005, compared with 28.1% and 28.8% for the three- and nine-month periods ended Sep. 30, 2004, respectively. The decreases were primarily due to the impact of reversing $14 million ($8 million in the second quarter of 2005 and $6 million in the third quarter of 2005) of deferred tax asset valuation allowances originally recorded prior to 2005 related to Alliant Energy’s ability to utilize anticipated capital losses and the impact of foreign results and associated taxes. Refer to Note 3 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information.

Income (Loss) from Discontinued Operations - Refer to Note 10 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

IPL RESULTS OF OPERATIONS

Overview - Third Quarter Results - Earnings available for common stock increased $21.2 million, primarily due to higher electric margins.

Electric Margins - Electric margins and MWh sales for IPL for the three and nine months ended Sep. 30 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Three Months Ended Sep. 30:	2005	2004	Change	2005	2004	Change
Residential	$151.5	$120.6	26%	1,288	1,053	22%
Commercial	93.5	80.5	16%	1,044	923	13%
Industrial	113.7	105.6	8%	1,958	2,014	(3%)
Total from retail customers	358.7	306.7	17%	4,290	3,990	8%
Sales for resale	22.5	8.5	165%	290	237	22%
Other	9.7	10.2	(5%)	22	25	(12%)
Total revenues/sales	390.9	325.4	20%	4,602	4,252	8%
Electric production fuel and
purchased power expense	112.3	78.5	43%
Margins	$278.6	$246.9	13%

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Nine Months Ended Sep. 30:	2005	2004	Change	2005	2004	Change
Residential	$352.9	$293.7	20%	3,273	2,989	10%
Commercial	229.5	194.2	18%	2,876	2,594	11%
Industrial	296.2	265.9	11%	5,956	5,837	2%
Total from retail customers	878.6	753.8	17%	12,105	11,420	6%
Sales for resale	54.6	29.2	87%	1,144	988	16%
Other	21.8	24.6	(11%)	73	75	(3%)
Total revenues/sales	955.0	807.6	18%	13,322	12,483	7%
Electric production fuel and
purchased power expense	307.5	239.1	29%
Margins	$647.5	$568.5	14%

Refer to “Alliant Energy Results of Operations - Domestic Utility Electric Margins” for IPL’s cooling degree day data.

Electric margins increased $31.7 million, or 13%, and $79.0 million, or 14%, for the three- and nine-month periods, respectively, primarily due to the impact of rate increases implemented in 2005 and 2004, warmer weather conditions in the third quarter of 2005 compared to the third quarter of 2004 and continued customer growth. The three-month increase was partially offset by a 3% decrease in industrial sales, largely due to several large customers shut down for maintenance outages in the third quarter of 2005. The nine-month increase was partially offset by $5.5 million of charges incurred in the second quarter of 2005 related to IPL’s electric weather derivative. Before giving consideration to the aforementioned impact of the electric weather derivative, IPL estimates that warmer than normal weather conditions had a positive impact of approximately $3 million on its electric margin for both the three- and nine-month periods in 2005 compared to normal weather. IPL also estimates that milder than normal weather conditions had a negative impact of approximately $16 million and $20 million on its electric margins for the three- and nine-month periods in 2004, respectively, compared to normal weather. Refer to Note 7(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information regarding the electric weather derivative. Refer to “Alliant Energy Results of Operations” for discussion of the impact of MISO-related transactions on IPL’s electric margins, as relates to sales for resale revenues.

Gas Margins - Gas margins and Dth sales for IPL for the three and nine months ended Sep. 30 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Three Months Ended Sep. 30:	2005	2004	Change	2005	2004	Change

Residential	$18.1	$15.0	21%	926	894	4%
Commercial	11.5	8.3	39%	944	871	8%
Industrial	6.8	3.9	74%	678	563	20%
Transportation/other	6.3	2.4	163%	6,758	6,464	5%
Total revenues/sales	42.7	29.6	44%	9,306	8,792	6%
Cost of gas sold	27.4	16.6	65%
Margins	$15.3	$13.0	18%

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Nine Months Ended Sep. 30:	2005	2004	Change	2005	2004	Change
Residential	$122.6	$120.8	1%	11,010	11,401	(3%)
Commercial	66.2	63.7	4%	7,062	7,074	--
Industrial	19.3	16.0	21%	2,234	2,190	2%
Transportation/other	9.9	7.5	32%	22,695	21,175	7%
Total revenues/sales	218.0	208.0	5%	43,001	41,840	3%
Cost of gas sold	154.9	149.8	3%
Margins	$63.1	$58.2	8%

Refer to “Alliant Energy Results of Operations - Domestic Utility Gas Margins” for IPL’s heating degree day data.

Gas revenues and cost of gas sold were significantly higher during the third quarter 2005 compared to the same period last year primarily due to increased natural gas prices. These increases alone had no impact on IPL’s gas margins given its rate recovery mechanism for gas costs. Gas margins increased $2.3 million, or 18%, and $4.9 million, or 8%, for the three- and nine-month periods, respectively, primarily due to the impact of a rate increase implemented in April 2005. The nine-month increase was also due to $3 million of higher energy conservation revenues, partially offset by the impact of slightly milder weather conditions in the first quarter of 2005 compared to the same period in 2004. The higher energy conservation revenues were largely offset by higher energy conservation expenses.

Refer to “Rates and Regulatory Matters” for discussion of IPL’s electric and gas rate filings.

Steam and Other Revenues - Steam and other revenues decreased $4.5 million and $2.5 million for the three- and nine-month periods, respectively, primarily due to lower construction management revenues from WindConnect™. The decreases were largely offset by lower other operation and maintenance expenses.

Other Operating Expenses - Other operation and maintenance expenses decreased $3.9 million for the three-month period, primarily due to lower expenses for WindConnect™ and a reduction in anticipated incentive-related compensation expenses for 2005, partially offset by higher generation-related expenses. Other operation and maintenance expenses increased $6.1 million for the nine-month period, primarily due to higher generation-related expenses, $6 million of higher energy conservation expenses and $4 million of employee separation expenses incurred in the second quarter of 2005 related to the elimination of certain corporate and operations support positions. The nine-month increase was partially offset by the reduction in anticipated incentive-related compensation expenses for 2005 and lower expenses for WindConnect™. IPL estimates that the elimination of the corporate and operations support positions will decrease future annual operating expenses by approximately $7 million. Refer to “Rates and Regulatory Matters” for further discussion of the impact of the workforce reduction and the associated regulatory treatment. Depreciation and amortization expense increased $1.9 million and $5.1 million for the three- and nine-month periods, respectively, primarily due to property additions, including Emery being placed in service in May 2004.

Interest Expense and Other - Interest expense increased $2.9 million for the nine-month period, primarily due to higher average borrowings outstanding and the impact of refinancing a portion of the construction costs of Emery with long-term debt to replace the short-term debt initially issued. AFUDC decreased $7.0 million for the nine-month period, due to Emery being placed in service in May 2004.

Income Taxes - The effective income tax rates were 34.2% and 36.6% for the three- and nine-month periods ended Sep. 30, 2005, respectively, compared with 35.5% and 37.8% for the same periods last year. The decreases for the three- and nine-month periods were primarily due to the impact of property-related temporary differences for which deferred tax expense is not recorded pursuant to Iowa ratemaking principles and an Alliant Energy tax benefit allocated to IPL in the third quarter of 2005 pursuant to the provisions of PUHCA.

WPL RESULTS OF OPERATIONS

Overview - Third Quarter Results - Earnings available for common stock increased $0.8 million, primarily due to lower operating expenses and a lower effective tax rate, largely offset by lower electric margins.

Electric Margins - Electric margins and MWh sales for WPL for the three and nine months ended Sep. 30 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Three Months Ended Sep. 30:	2005	2004	Change	2005	2004	Change
Residential	$115.0	$90.9	27%	1,060	892	19%
Commercial	59.3	52.4	13%	638	605	5%
Industrial	79.1	73.7	7%	1,248	1,259	(1%)
Total from retail customers	253.4	217.0	17%	2,946	2,756	7%
Sales for resale	59.4	34.7	71%	1,100	942	17%
Other	5.8	6.2	(6%)	21	16	31%
Total revenues/sales	318.6	257.9	24%	4,067	3,714	10%
Electric production fuel and
purchased power expense	195.5	116.7	68%
Margins	$123.1	$141.2	(13%)

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Nine Months Ended Sep. 30:	2005	2004	Change	2005	2004	Change
Residential	$278.1	$250.5	11%	2,749	2,560	7%
Commercial	147.7	137.7	7%	1,722	1,673	3%
Industrial	210.1	199.0	6%	3,599	3,577	1%
Total from retail customers	635.9	587.2	8%	8,070	7,810	3%
Sales for resale	146.7	108.8	35%	3,082	2,872	7%
Other	12.0	16.2	(26%)	59	61	(3%)
Total revenues/sales	794.6	712.2	12%	11,211	10,743	4%
Electric production fuel and
purchased power expense	452.4	326.4	39%
Margins	$342.2	$385.8	(11%)

Refer to “Alliant Energy Results of Operations - Domestic Utility Electric Margins” for WPL’s cooling degree day data.

Electric margins decreased $18.1 million, or 13%, and $43.6 million, or 11%, for the three- and nine-month periods, respectively, primarily due to higher than anticipated fuel and purchased power energy costs and the impact of higher purchased power capacity costs ($17 million and $33 million for the three- and nine-month periods, respectively) primarily related to the Riverside agreement that began in June 2004 and the Kewaunee agreement that began in July 2005. These items were partially offset by the impact of warmer weather conditions in the third quarter of 2005 compared to the third quarter of 2004, rate increases implemented in 2005 and 2004 and continued customer growth. The nine-month decrease was also due to $3.5 million of charges incurred in the second quarter of 2005 related to WPL’s electric weather derivative. The $14 million increase in purchased power capacity costs related to the Kewaunee agreement was substantially offset by lower generation-related expenses included in other operation and maintenance expenses and lower depreciation expense. Refer to Notes 7(b) and 11 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information regarding the electric weather derivatives and sale of WPL’s interest in Kewaunee, respectively.

Before giving consideration to the aforementioned impact of the electric weather derivative, WPL estimates that warmer than normal weather conditions had a positive impact of approximately $4 million and $7 million on its electric margin for the three- and nine-month periods in 2005, respectively, compared to normal weather. WPL also estimates that milder than normal weather conditions had a negative impact of approximately $6 million and $9 million on its electric margin for the three- and nine-month periods in 2004, respectively, compared to normal weather.

Refer to “Alliant Energy Results of Operations” for discussion of WPL’s increased fuel and purchased power energy costs, and the impacts of higher fuel cost recovery revenues from wholesale customers and MISO-related transactions on WPL’s electric margins, as relates to sales for resale revenues. Refer to “Other Matters - Market Risk Sensitive Instruments and Positions - Commodity Price Risk” for discussion of risks associated with increased fuel and purchased power costs and regulatory filings that WPL is pursuing to recover these continued cost increases in a timely manner.

Gas Margins - Gas margins and Dth sales for WPL for the three and nine months ended Sep. 30 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Three Months Ended Sep. 30:	2005	2004	Change	2005	2004	Change
Residential	$12.2	$10.9	12%	709	754	(6%)
Commercial	8.2	7.3	12%	727	794	(8%)
Industrial	0.9	0.6	50%	99	166	(40%)
Transportation/other	25.2	5.8	334%	8,823	3,426	158%
Total revenues/sales	46.5	24.6	89%	10,358	5,140	102%
Cost of gas sold	32.7	12.4	164%
Margins	$13.8	$12.2	13%

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Nine Months Ended Sep. 30:	2005	2004	Change	2005	2004	Change
Residential	$94.6	$92.5	2%	8,230	8,669	(5%)
Commercial	52.2	50.8	3%	5,537	5,850	(5%)
Industrial	5.8	5.5	5%	671	795	(16%)
Transportation/other	56.2	25.2	123%	24,826	12,527	98%
Total revenues/sales	208.8	174.0	20%	39,264	27,841	41%
Cost of gas sold	142.1	112.3	27%
Margins	$66.7	$61.7	8%

Refer to “Alliant Energy Results of Operations - Domestic Utility Gas Margins” for WPL’s heating degree day data.

Gas revenues and cost of gas sold were significantly higher during the third quarter of 2005 compared to the same period last year primarily due to increased natural gas prices. These increases alone had little impact on WPL’s gas margins given its rate recovery mechanism for gas costs. Gas margins increased $1.6 million, or 13%, and $5.0 million, or 8%, for the three- and nine-month periods, respectively, primarily due to the impact on margins from higher transportation/other sales and improved results from WPL’s performance-based gas cost recovery program (benefits are shared by ratepayers and shareowners). The nine-month period was partially offset by the impact of slightly milder weather conditions in the first quarter of 2005 compared to the same period in 2004. Transportation/other sales increased for the three- and nine-month periods due to greater demand from natural gas-fired electric generating facilities, including Riverside and SFEF being placed in service in June 2004 and June 2005, respectively. The impact of these higher transportation/other sales increased gas margins by approximately $1 million and $3 million for the three- and nine-month periods, respectively.

Refer to “Rates and Regulatory Matters” for discussion of WPL’s electric and gas rate filings.

Other Operating Expenses - Other operation and maintenance expenses decreased $16.2 million and $16.6 million for the three- and nine-month periods, respectively, primarily due to lower generation-related expenses, a reduction in anticipated incentive-related compensation expenses for 2005 and lower transmission and distribution expenses. The lower generation-related expenses were primarily due to WPL’s sale of its interest in Kewaunee in July 2005. WPL incurred approximately $10 million of other operation and maintenance expenses related to Kewaunee during the third quarter of 2004 that have been replaced with Kewaunee’s purchased power capacity costs included in WPL’s electric margins for the third quarter of 2005. Depreciation and amortization expense was virtually flat for both periods as the impact of property additions was offset by lower nuclear depreciation of $2 million as a result of the Kewaunee sale in July 2005. Refer to Note 11 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion of the Kewaunee sale.

Interest Expense and Other - Interest expense increased $2.3 million and $4.8 million for the three- and nine-month periods, respectively, primarily due to interest associated with the SFEF capital lease. Refer to Note 16 of WPL’s “Notes to Condensed Consolidated Financial Statements” for additional information on the capital lease.

Income Taxes - The effective income tax rates were 34.5% and 36.1% for the three- and nine-month periods ended Sep. 30, 2005, respectively, compared with 39.0% and 38.6%, respectively, for the same periods last year. The decreases for the three- and nine-month periods were primarily due to an Alliant Energy tax benefit allocated to WPL in the third quarter of 2005 pursuant to the provisions of PUHCA.

LIQUIDITY AND CAPITAL RESOURCES

A summary of Alliant Energy’s liquidity and capital resources matters is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2004 and has not changed materially from the items reported in the 2004 Form 10-K, except as described below.

Cash and Temporary Cash Investments - As of Sep. 30, 2005, Alliant Energy and its subsidiaries had approximately $140 million of cash and temporary cash investments. In addition, Alliant Energy had approximately $45 million of cash and temporary investments recorded in “Assets held for sale” on its Condensed Consolidated Balance Sheet at Sep. 30, 2005 primarily related to its China business. Alliant Energy has repatriated $33 million of cash from its China business so far in 2005 and currently plans to repatriate a majority of the remaining cash in 2005 or early 2006 under the provisions of the American Jobs Creation Act passed in 2004 or through the sale of its China business.

Cash Flows - Selected information from Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the nine months ended Sep. 30 was as follows (in millions):

	Alliant Energy		IPL		WPL
Cash flows from (used for):	2005	2004	2005	2004	2005	2004
Operating activities	$510.2	$326.7	$338.1	$216.7	$167.8	$180.4
Investing activities	(188.9)	(454.0)	(217.3)	(276.8)	17.3	(143.3)
Financing activities	(383.7)	84.0	(107.9)	58.1	(182.3)	(35.6)

Cash Flows From Operating Activities -

Historical Changes in Cash Flows From Operating Activities - Alliant Energy’s cash flows from operating activities increased $184 million primarily due to changes in the level of accounts receivable sold and lower pension plan contributions. IPL’s cash flows from operating activities increased $121 million primarily due to changes in the level of accounts receivable sold and lower pension plan contributions. WPL’s cash flows from operating activities decreased $13 million primarily due to higher purchased power and fuel expenditures partially offset by changes in the level of accounts receivable sold.

Cash Flows From (Used For) Investing Activities -

Historical Changes in Cash Flows From (Used For) Investing Activities - Alliant Energy’s cash flows used for investing activities decreased $265 million primarily due to proceeds received from WPL’s sale of its interest in Kewaunee and related liquidation of a portion of nuclear decommissioning trust fund assets in 2005, expenditures associated with the construction of Emery in 2004 and proceeds received from the sale of its energy services business in 2005. IPL’s cash flows used for investing activities decreased $60 million primarily due to expenditures associated with the construction of Emery in 2004. WPL’s cash flows from investing activities increased $161 million primarily due to proceeds received from WPL’s sale of Kewaunee and liquidation of nuclear decommissioning trust fund assets in 2005.

Construction and Acquisition Expenditures - Alliant Energy’s anticipated 2005 and 2006 capital expenditures are approximately $560 million and $530 million, respectively. Refer to “Environmental” and “Strategic Overview - Updated Domestic Utility Generation Plan” for information on related anticipated future construction and acquisition expenditures.

Proceeds from Asset Sales - Refer to “Strategic Overview - Asset Divestitures” for discussion of Alliant Energy’s recent asset divesture activities, including the sale of its energy services business in the second quarter of 2005 and the sale of WPL’s interest in Kewaunee in the third quarter of 2005. Proceeds from asset divestitures have been and will be used primarily for further debt reduction and general corporate purposes.

Cash Flows From (Used For) Financing Activities -

Historical Changes in Cash Flows Used For Financing Activities - Alliant Energy’s cash flows used for financing activities increased $468 million primarily due to changes in the amount of debt issued and retired, including increased debt repayment premiums, and $90 million of proceeds from Alliant Energy’s continuous equity offering program in 2004. IPL’s cash flows used for financing activities increased $166 million primarily due to capital contributions of $100 million from Alliant Energy in 2004 and changes in the amount of debt issued and retired. WPL’s cash flows used for financing activities increased $147 million due to changes in the amount of debt issued and retired.

PUHCA Financing Authorizations - Refer to “Rates and Regulatory Matters” for information on the repeal of PUHCA. The repeal of PUHCA has not changed Alliant Energy’s future financing plans.

State Regulatory Agency Financing Authorizations - In June 2005, WPL obtained authority from the PSCW to increase its short-term borrowings from $240 million to $250 million, consisting of $211 million for general corporate purposes and an additional $39 million should WPL repurchase its remaining variable rate demand bonds.

Shelf Registrations - As of Sep. 30, 2005, Alliant Energy, IPL and WPL had $208 million, $35 million and $50 million remaining available under their respective shelf registrations.

Common Stock Issuances - Subject to market conditions and other factors, Alliant Energy plans to issue during 2005 approximately $30 million of additional common stock, of which $24 million had already been issued through its Shareowner Direct and Stock Purchase Plan, 401(k) Savings Plan and equity incentive plans as of Sep. 30, 2005.

Short- and Long-term Debt - In August 2005, Alliant Energy, IPL and WPL completed the re-syndication of three revolving credit facilities and extended the terms of the facilities to August 2010. The restrictive covenants and other provisions of the new credit facilities are substantially the same as those of the previous credit facilities. Alliant Energy, IPL and WPL were in compliance with all covenants and other provisions of the new credit facilities as of Sep. 30, 2005. Refer to Note 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on short- and long-term debt, including Alliant Energy’s recent announcement to retire an additional $75 million of Resources’ 7% senior notes in the fourth quarter of 2005.

Creditworthiness -

Credit Facilities - Alliant Energy’s, IPL’s and WPL’s credit facility agreements contain various covenants, including the following:

	Covenant	Status at
Covenant Description	Requirement	Sep. 30, 2005
Alliant Energy consolidated debt-to-capital ratio	Less than 65%	44%
IPL debt-to-capital ratio	Less than 58%	46%
WPL debt-to-capital ratio	Less than 58%	35%

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2004 and has not changed materially from the items reported in the 2004 Form 10-K. Refer to Note 14 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of the impact of FIN 46R guidance on Alliant Energy’s Riverside and RockGen agreements, respectively.

Certain Financial Commitments -

Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2004 and has not changed materially from the items reported in the 2004 Form 10-K, except for the items described in Notes 5, 8(a) and 11 of Alliant Energy’s and Note 16 of WPL’s “Notes to Condensed Consolidated Financial Statements.”

Environmental - A summary of Alliant Energy’s environmental matters is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2004 and has not changed materially from the items reported in the 2004 Form 10-K, except as described below.

Air Quality - In March 2005, the U.S. Environmental Protection Agency (EPA) finalized the Clean Air Interstate Rule (CAIR), which requires emission control upgrades to existing electric generating units with greater than 25 MW capacity. This rule will cap emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) in 28 states (including Iowa and Wisconsin) in the eastern U.S and, when fully implemented, reduce SO2 and NOx emissions in these states by over 70% and 60% from 2003 levels, respectively. The specific reductions for IPL, WPL and Resources will be determined by state-specific implementation plans, which could be more or less stringent than the noted 70% and 60% reductions. The first phase of compliance for SO2 and NOx is required by 2010 and 2009, respectively, and the second phase of compliance for both SO2 and NOx is required by 2015. This federal rule allows that additional reduction requirements may also be imposed at the state level for those areas that are in non-attainment with National Ambient Air Quality Standards. WPL has existing electric generating units located in these non-attainment areas.

In March 2005, the EPA also finalized the Clean Air Mercury Rule (CAMR) which requires mercury emission control upgrades for coal-fired generating units with greater than 25 MW capacity. When fully implemented, this rule will reduce U.S. utility (including IPL and WPL) mercury emissions by approximately 70% in a two-phased reduction approach. The first phase of compliance is required by 2010 and the second phase by 2018. The CAMR replaces the utility Maximum Achievable Control Technology (MACT) requirements in their entirety, including the elimination of nickel emission control from oil-fired generating units. The mercury control rules previously developed by the Wisconsin Department of Natural Resources (DNR), which became effective in October 2004 for Wisconsin generating facilities, are superseded by the CAMR rules and must be revised to conform to federal requirements.

The final CAIR and CAMR rules were effective in May 2005 and each state must submit enforceable plans to the EPA for approval, which comply with the requirements of these rules, by September and November 2006, respectively. Alliant Energy is actively participating in the development of the state implementation plans. Although the federal rulemakings were anticipated, specific compliance plans cannot be completed until state implementation plans are finalized.

In March 2005, Alliant Energy submitted initial notifications to the EPA and Iowa DNR identifying specific fossil-fueled generating units less than 25 MW that potentially may require compliance with the Industrial Boiler MACT rule. At this time, the EPA has not provided a written response to Alliant Energy regarding the applicability of this rule.

Alliant Energy has completed a preliminary evaluation of CAIR and CAMR rulemakings which were assessed based upon the EPA model rule framework that states may adopt using multi-state cap and trade programs to meet the required emissions reductions in a flexible and cost-effective manner. The estimated capital expenditures associated with the first phase of compliance for CAIR and CAMR are anticipated to be $170 million to $210 million for IPL and $40 million to $50 million for WPL. Cost estimates for Resources’ generating facilities will be assessed upon clarification with regulatory agencies of rule applicability to non-regulated generation units. In addition, there are also recurring costs for operating and maintaining the emissions control equipment associated with these capital expenditures. Pending the states’ adoption of EPA rules, it is possible that emissions reduction requirements may be achieved through market-based trading of SO2, NOx and mercury emissions credits. Emissions credit markets may be used by IPL, WPL and Resources to achieve compliance, with the potential to increase (or decrease) operation and maintenance expenses associated with credit purchases (or sales). These costs will depend upon actual emissions levels resulting from generation during this period, performance of emissions control equipment and market prices for emissions credits. Alliant Energy expects additional capital investments for second phase compliance with CAIR and CAMR to be significant and material, but is not currently able to quantify such impacts due to regulatory and technological uncertainties.

Water Quality - In October 2004, FERC issued an order regarding one of WPL’s hydroelectric project licenses to require WPL to develop a detailed engineering and biological evaluation of potential fish passages and to install an agency-approved fish-protective device within one year, and within three years to install an agency-approved fish passage. WPL is working with the appropriate federal and state agencies to comply with these provisions and research solutions. In September 2005, WPL filed a one-year extension request with FERC for the detailed engineering and biological evaluation of potential fish passages and installation of an agency-approved fish-protective device. WPL is currently unable to predict the final outcome, but believes that required capital investments and/or modifications resulting from this issue could be significant.

Land and Solid Waste - In June 2005, IPL was served with a lawsuit filed by the EPA against 10 named defendants to recover costs incurred for investigation and remediation of the Missouri Electric Works, Inc. (MEW) site in Cape Girardeau, Missouri. IPL had previously been served a complaint in December 2000, filed by the MEW Site Trust Fund, the potentially responsible party group involved. The EPA has alleged $5.5 million of costs incurred to date. IPL believes that it is not liable for costs associated with the site because it did not arrange for the disposal of any waste materials at the site, and intends to defend this lawsuit. Although IPL believes it has strong defenses, IPL is unable to predict the outcome at this time.

In October 2004, IPL received notification from the Iowa DNR regarding groundwater monitoring of four of its closed ash landfills and the need to evaluate potential offsite groundwater impacts at two of its closed landfills. The Iowa DNR approved IPL’s plans to evaluate offsite groundwater impacts at the two closed landfills, which plans were implemented beginning April 2005. In June 2005, work was completed at one of the closed landfills and work is pending at the other landfill until access agreements from neighboring property owners are obtained. Monitoring results will be used to determine if further measures are required and IPL is unable to predict the outcome at this time.

Alliant Energy expects to receive the appropriate rate recovery of any prudently incurred expenditures it may incur on these and other environmental initiatives within its domestic utility business.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy’s primary market risk exposures are associated with interest rates, commodity prices, equity prices and currency exchange rates. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. A summary of Alliant Energy’s market risks is included in Alliant Energy’s, IPL’s and WPL’s combined Form 10-K for the year ended Dec. 31, 2004 and such market risks have not changed materially from those reported in the 2004 Form 10-K, except as described below.

Commodity Price Risk - Alliant Energy is exposed to the impact of market fluctuations in the commodity price and transportation costs of electric and natural gas products it procures and markets. Alliant Energy employs established policies and procedures to mitigate its risks associated with these market fluctuations including the use of various commodity derivatives and contracts of various duration for the forward sale and purchase of electricity and natural gas. Alliant Energy’s exposure to commodity price risks in its domestic utility business is also significantly mitigated by the current ratemaking structures in place for recovery of its electric fuel and purchased energy costs (fuel-related costs) as well as its cost of natural gas purchased for resale.

Current and forecasted prices of electric and natural gas commodities have increased significantly during the third quarter of 2005 as a result of higher electricity demand for cooling purposes during the warmer than normal summer of 2005 and natural gas supply disruptions caused by recent hurricanes in the Gulf of Mexico. The significant increases in the cost of electric and natural gas commodities are not expected to have a significant impact on IPL’s electric and gas margins or WPL’s gas margins due to the timely recovery of increased costs under their current ratemaking structures. However, increased prices of electricity and/or natural gas may result in reduced usage by Alliant Energy’s customers, including the potential for larger customers to switch to alternative fuel sources, and/or higher bad debt expense.

WPL’s electric margins are more exposed to the impact of these increased commodity prices due largely to the retail rate recovery mechanisms in place in Wisconsin for fuel-related costs. WPL’s retail electric rates in Wisconsin are based on annual forecasts that include fuel-related costs. Under PSCW rules, WPL can seek rate relief for increases in its fuel-related costs if its actual costs in a given month are more than 10% higher than what was forecasted and if the updated test year estimated costs are more than 3% higher than the forecasted costs used to establish rates. Any rate increases approved by the PSCW are only implemented on a prospective basis, although a deferral option does exist for certain unique circumstances. As a result, there is regulatory lag of several months inherent in such rate recovery process.

During the third quarter of 2005, WPL experienced extraordinary increases in its fuel-related costs which met the above requirements to file for additional fuel-related rate relief. However, WPL estimates it under-collected approximately $25 million of pre-tax fuel-related costs from its retail electric customers in the third quarter of 2005 given the regulatory process, the resulting lag in obtaining approved rate relief and the prospective nature of the rate changes. In addition, the fuel-related rates that are established are based on test year average costs thus once rates are set there is a natural under/over recovery during certain months based on the differences in the estimated average test year costs and the actual monthly costs. Alliant Energy and WPL are unable to determine the anticipated impact of these increases in fuel-related costs on their future results of operations given the uncertainty of how future costs will correlate with the rates in place and given the timing or certainty of the necessary PSCW approvals to implement requested fuel-related rate increases. Refer to “Rates and Regulatory Matters” for additional details of the recent fuel-related retail cases filed by WPL.

Equity Price Risk - Refer to Note 12 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information on the proposed sale of DAEC relating to its nuclear decommissioning trust funds.

Currency Exchange Rate Risk - At Sep. 30, 2005, Alliant Energy had currency exchange risk associated with approximately $100 million of intercompany receivables at its wholly-owned New Zealand subsidiary associated with the repatriation of proceeds from its issuance of redeemable preference shares (classified as long-term debt) in the third quarter of 2005. During the third quarter of 2005, Alliant Energy recorded pre-tax income of $1.6 million related to foreign currency transaction gains on such receivables. Based on the receivables balance and currency rates at Sep. 30, 2005, a 10% change in the currency rates would result in a $10 million pre-tax increase/decrease in net income. In April 2005, Alliant Energy successfully completed the sale of Cogenex, its energy services business, thereby eliminating the currency exchange rate risk associated with certain payables at a Canadian subsidiary of Cogenex. Refer to Note 6 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information on the impact of changes in foreign currency exchange rates on the non-cash valuation charges recorded in the second and third quarters of 2005 related to Alliant Energy’s Brazil investments.

Accounting Pronouncements - Refer to Notes 1(d) and 13 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information regarding two new accounting pronouncements (SFAS 123(R) and FIN 47, respectively).

Critical Accounting Policies - A summary of Alliant Energy’s critical accounting policies is included in Alliant Energy’s, IPL’s and WPL’s combined Form 10-K for the year ended Dec. 31, 2004 and such policies have not changed materially from the items reported in the 2004 10-K, except as described below. Refer to Notes 6 and 10 in Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information relating to Alliant Energy’s Brazil investments, and its China and Mexico businesses, respectively.

MISO Wholesale Energy Market -On April 1, 2005, IPL and WPL began participation in the restructured wholesale energy market operated by MISO. As participants, IPL and WPL offer their generation and bid their demand into the market on an hourly basis, resulting in net receipt from or net obligation to MISO for each hour of each day. MISO aggregates these hourly transactions and provides updated settlement statements to market participants seven, 14, 55, and 105 days after each operating day. MISO will also provide updated settlement statements at 155 days after each operating day for transactions occurring from April through July 2005. These updated settlement statements may reflect billing adjustments, resulting in an increase or decrease to the net receipt from or net obligation to MISO, which may or may not be recovered through the rate recovery process. These updated settlement statements and charges may be disputed by market participants, including IPL and WPL, in the MISO market. MISO and its participants also have the ability to file with FERC for settlement periods which may extend beyond 155 days. At the end of each month, the amount due from or payable to MISO for the last seven days of the month are estimated, thus significant changes in the estimates and new information provided by MISO in subsequent settlement statements could have a material impact on Alliant Energy’s, IPL’s and WPL’s respective results of operations. Refer to “Rates and Regulatory Matters” for further discussion of the MISO market.

Other Future Considerations - A summary of Alliant Energy’s, IPL’s and WPL’s other future considerations is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2004 and such considerations have not changed materially from the items reported in the 2004 Form 10-K, except as described below. In addition to items discussed earlier in MDA, the following items could impact Alliant Energy’s future financial condition or results of operations:

Exchangeable Senior Notes - The interest deductions Alliant Energy has taken on its federal tax returns related to Resources’ exchangeable notes are currently under audit by the IRS. Alliant Energy believes these interest deductions comply with the Internal Revenue Code and, consequently, has not recorded any tax reserves. The IRS audit team, in conjunction with Alliant Energy, requested a Technical Advice Memorandum (TAM) from the Chief Counsel’s Office of the IRS. Alliant Energy received the TAM in July 2005, which states that the Chief Counsel’s Office is in agreement with the IRS audit team’s conclusions that the interest expense on the senior notes should be capitalized. The capitalization of interest could have a material impact on Alliant Energy’s financial condition and results of operations if Alliant Energy cannot generate sufficient capital gains prior to 2010 to offset the additional capital losses that may result because of the capitalized interest. Alliant Energy anticipates that it would need to be able to generate approximately $175 million of capital gains in excess of its currently projected capital gains to eliminate the potential tax expense and liability of approximately $70 million should the IRS position prevail. Alliant Energy is not able to predict the ultimate outcome of this matter and is vigorously pursuing numerous options that could mitigate a portion or all of the potential adverse impact. As a worst case scenario, including litigation and possible appeals, this issue may remain unresolved for six to eight years.

Capital Loss Utilization - Alliant Energy periodically analyzes its ability to utilize tax capital losses. As of Sep. 30, 2005, Alliant Energy estimated that it will be able to generate sufficient capital gains in the future to offset all of its current capital loss carryforwards and projected capital losses prior to their expiration. In addition to the capital loss utilization risk identified previously related to the exchangeable senior notes, if Alliant Energy is unable to generate at least $250 million of currently anticipated capital gains prior to the expiration of its current capital loss carryforwards and projected capital losses, there could be a material adverse impact to its financial condition and results of operations. In addition, a change in management’s estimates and assumptions relating to the amounts and timing of capital gains and losses could have a material impact on Alliant Energy’s financial condition and results of operations during the period in which such change occurred. Refer to Note 3 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information.

Brazil - Alliant Energy continues to examine the operations and structure of its investments in Brazil to improve financial performance, particularly in regard to controlling costs and reduction of debt, and protect its shareholder interests. Alliant Energy has asserted its rights in a series of judicial and administrative proceedings as a minority shareholder in Companhia Força e Luz Cataguazes-Leopoldina, S.A. (Cataguazes) in an attempt to control costs and reduce debt. Two of these proceedings, separate arbitrations under the International Chamber of Commerce, have resulted in final and binding orders on the merits of the claims. In each proceeding, Alliant Energy’s allegations were substantiated and Alliant Energy was awarded damages.

Alliant Energy filed a request for arbitration with the International Chamber of Commerce’s International Court of Arbitration to resolve the ongoing dispute with its Brazilian partners regarding its rights as a minority shareholder in Cataguazes. Cataguazes itself was also a party to the arbitration. An arbitral tribunal heard this dispute in the first quarter of 2005 and in September 2005, the tribunal unanimously found that Cataguazes’ controlling shareholders, acting through their holding companies Itacatu S.A., Gipar S.A., and Cataguazes, breached the shareholders’ agreement with Alliant Energy Holdings do Brasil Limitada (AEHB), Alliant Energy’s holding company for its Brazilian investments. The arbitral tribunal ordered the Cataguazes shareholder agreement terminated and determined that AEHB is entitled to restitution, including interest, in an amount in local currency equivalent to approximately US$8 million. A Rio de Janeiro state court has issued an order requiring Itacatu S.A., Gipar S.A. and Cataguazes to pay the amount due under the arbitral tribunal’s award. Alliant Energy is not able to predict the ultimate outcome of this matter and cannot provide any assurance it will be able to obtain enforcement of any award.

Alliant Energy also filed a request for arbitration with the International Court of Arbitration to resolve a separate dispute alleging its Brazilian partners interfered with the completion of the expansion of the Usina Termelétrica de Juiz de Fora S.A. (Juiz de Fora) natural gas-fired generating facility from a simple-cycle to a combined-cycle facility (Alliant Energy holds a 50% direct ownership interest in this facility as does Cat-Leo Construcoes, Industria e Servicos de Energia S.A (Cat-Leo Servicos), a subsidiary of Cataguazes). In the first quarter of 2005, the arbitral tribunal ruled in favor of Alliant Energy and awarded it an amount in local currency equivalent to approximately US$27 million (based on foreign exchange rates at Sep. 30, 2005) from its Brazilian partners in exchange for its 50% direct interest in Juiz de Fora (although Alliant Energy would still have an indirect interest through its minority shareholder ownership in Cataguazes and an unsecured loan receivable). In April 2005, Alliant Energy entered into a structured settlement agreement of this arbitration award in which Cat-Leo Servicos: (i) paid to Alliant Energy an amount in local currency equivalent of approximately US$13 million (based on foreign exchange rates at Sep. 30, 2005); and (ii) agreed to pay Alliant Energy approximately US$11 million (based on foreign exchange rates at Sep. 30, 2005) concurrent with the closing of the purchase and sale agreement for Alliant Energy’s 50% direct interest in Juiz de Fora. If the sale is not consummated by April 1, 2006, Cat-Leo Servicos is not required to purchase Alliant Energy’s interest and Alliant Energy will be entitled to retain its 50% direct interest in Juiz de Fora, the US$13 million non-refundable deposit and an unsecured loan receivable. Alliant Energy cannot provide any assurance that it will be able to complete the sale of its 50% direct interest in Juiz de Fora. The unsecured loan receivable was not a matter of issue in the Juiz de Fora arbitration, or in the settlement reached with Cat-Leo Servicos. Alliant Energy repatriated US$11 million of the non-refundable deposit from its Brazil business in October 2005.

If Cataguazes refuses to comply with the court orders enforcing the arbitration awards, its non-compliance could trigger default and/or cross-default provisions of the debt instruments in Brazil held by the operating entities owning the facilities - entities in which Alliant Energy has significant unconsolidated interests - unless the debtor company obtains appropriate waivers or consents from the applicable lenders. If such waivers, consents or similar relief could not be obtained from the lenders and the underlying debt was accelerated, then it would have a material adverse effect on the liquidity and creditworthiness of these debtor entities. Given these complexities, Alliant Energy will evaluate all available alternatives and expects to pursue the course(s) of action that will best protect its interests and maximize its potential recoveries of its investments in these entities.

Other judicial and administrative proceedings asserting Alliant Energy’s rights as minority shareholders are on-going, and Alliant Energy cannot predict the outcome of these proceedings.

Cataguazes and its subsidiaries also have multiple debt instruments maturing in the fourth quarter of 2005 and in 2006. While Alliant Energy expects Cataguazes and its subsidiaries will be able to refinance and/or retire such debt, and Cataguazes continues to take steps to refinance such debt, Alliant Energy cannot provide any assurance that it will continue to be able to do so. If Cataguazes and its subsidiaries are not able to refinance or retire such debt instruments as or before they become due, Alliant Energy could incur additional material charges related to its investments in Brazil.

Alliant Energy has been and continues to explore with various parties, including its existing Brazilian partners, all of its options concerning its investments in Brazil and has retained a financial advisor to assist it in evaluating these options. Among others, these options include the potential to repair Alliant Energy’s relationship with its partners, restructure the relationship and/or exit this market. Experience demonstrates that accomplishment of any of the considered options will take time. Consequently, Alliant Energy is unable to provide any assurance that one or more of the options under review will occur, or that implementation of any one or more of the options will not result in Alliant Energy incurring additional material charges relating to its investments in Brazil as it cannot currently predict the ultimate outcome of these reviews and discussions. Refer to Note 6(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information.

China and Mexico - In July 2005, Alliant Energy announced its intention to divest its investments in China and Mexico as a result of its evaluation of strategic alternatives for these investments. At Sep. 30, 2005, the carrying value of Alliant Energy’s investments in China and Mexico were approximately $120 million and $90 million, respectively.

Alliant Energy held interests in ten generating facilities in China. Alliant Energy has currently negotiated sale agreements for four of its ten generating facilities. One of these sales was completed in September 2005, two of the sale agreements are pending regulatory approvals, and the fourth sale agreement is in documentation stages. These three pending sales are expected to be completed in the fourth quarter of 2005. Five other generating facilities are being sold as a portfolio in a sale process which is now underway and being managed by Alliant Energy’s financial advisors. Bids have been received and depending on the length of the approvals process, completion is targeted for the end of 2005 or early in 2006. Lastly, Alliant Energy continues to explore its alternatives for the sale of its final generating facility and expects to complete this sale no later than June 2006. Alliant Energy is unable to provide assurance that these divestitures will occur in a timely fashion for anticipated proceeds, or that Alliant Energy will not incur additional material valuation adjustments relating to these investments prior to, or as a result of, these anticipated divestitures.

Alliant Energy continues to pursue the steps necessary to successfully divest its investment in Mexico in a timely fashion. In the third quarter of 2005, Alliant Energy reclassified the accounting for this investment as assets held for sale and discontinued operations. While Alliant Energy expects to complete the divestiture of its Mexico investment by no later than September 2006, Alliant Energy is unable to provide assurance that this divestiture will occur in a timely fashion for anticipated proceeds, or that Alliant Energy will not incur material charges relating to this investment prior to, or as a result of, this anticipated divestiture.

Synfuel - High oil prices could result in a reduction or elimination of the Section 29 tax credits expected for 2005 to 2007 related to Alliant Energy’s synthetic fuel investment. A phase out or elimination of the Section 29 tax credits would have an impact on future tax credits but no impact on the tax credits resulting from prior production of synthetic fuel. Based on the average prices through Sep. 30, 2005, an 11% increase in the price of oil from the Sep. 30, 2005 price would have to occur and be sustained through the remainder of the year for the phase out to begin impacting the 2005 credits. If the price of oil continues at its current level, there is risk for at least a partial phase out of tax credits expected for 2006 and 2007 related to Alliant Energy’s synthetic fuel investment. Alliant Energy continues to closely monitor and evaluate all of its options relating to mitigating its risks related to, and its future plans for, its synthetic fuel investment.

Domestic Utility Generating Facilities Outages - In February 2005, Kewaunee was removed from service after a potential design weakness was identified in a backup cooling system. Plant engineering staff identified the concern and the unit was shutdown in accordance with the plant license. Modifications were made to resolve the issue and other issues that arose during the inspection and Kewaunee returned to service in early July 2005. Refer to Note 1(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” and “Rates and Regulatory Matters” for further discussion of the recovery of incremental costs related to the outage.

Domestic Coal Delivery Disruptions - In May 2005, Burlington Northern Santa Fe (BNSF) and Union Pacific railroad train derailments in Wyoming caused damage to heavily-used joint railroad lines that supply coal to numerous generating facilities in the U.S., including facilities owned by IPL and WPL. These railroads invoked their force majeure rights under coal delivery contracts serving IPL and WPL following the derailments. BNSF discontinued its force majeure effective June 3, 2005; however, force majeure continues for Union Pacific. The damaged railroad lines limit coal deliveries from the Powder River Basin to certain generating facilities owned by IPL and WPL. Repair of the damaged lines is underway and Alliant Energy is cautiously optimistic that coal delivery levels will return to normal by the end of 2005, however plant inventories may not return to normal for some time after that. While coal deliveries have been improving, IPL and WPL continue to closely monitor the situation and have been analyzing the potential magnitude, likelihood and effects of reduced coal deliveries and inventory levels. IPL and WPL will continue to take proactive fuel management actions to conserve coal when necessary to preserve reliability of their plants by reducing coal-fired generation during weekday off-peak hours and weekends and when replacement costs are more economical. These actions result in increased energy production and purchase costs for the system. Refer to Note 1(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” and “Rates and Regulatory Matters” for additional information.

Depreciation Study - In July 2005, IPL completed a depreciation study related to its utility plant in service. Based on the results of this study, IPL expects its 2006 annual depreciation expense to decrease approximately $20 million compared to 2005 annual depreciation expense amounts. This depreciation study will be considered in IPL’s next rate proceeding in Iowa and is currently being addressed in its on-going rate proceeding in Minnesota. Due to uncertainties such as to when and to what extent the new depreciation estimates from the study will be reflected in its rates, IPL is unable to determine whether the impacts of any anticipated decrease in future annual depreciation expense resulting from this study will result in a material impact on its financial condition or results of operations.

Bargaining Agreement - In August 2005, IPL’s bargaining agreement with International Brotherhood of Electrical Workers Local 204 employees expired. These employees represent approximately 29% and 59% of employees at Alliant Energy and IPL, respectively, which are covered under bargaining agreements. While negotiations continue on a new bargaining agreement with these employees, Alliant Energy is currently unable to predict the outcome.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4.  CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the quarter ended Sep. 30, 2005 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended Sep. 30, 2005.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended Sep. 30, 2005 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Alliant Energy - Alliant Energy, through its subsidiary AEHB, filed a request for arbitration with the International Court of Arbitration against its Brazilian partners in Cataguazes and against Cataguazes. The partners named in the request for arbitration are Itacatu S.A. and Gipar S.A. The nature of the dispute is an alleged violation by the partners of a shareholders agreement to which all parties are bound. In September 2005, the International Court of Arbitration unanimously found that AEHB is entitled to restitution for breach of the shareholders agreement by the partners. For further information, refer to “Other Matters - Other Future Considerations - Brazil” in MDA.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended Sep. 30, 2005 was as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Purchased as	Value) of Shares that
	of Shares	Paid per	Part of Publicly	May Yet Be Purchased
Period	Purchased (1)	Share	Announced Plan	Under the Plan (1)
July 1 to July 31	470	$28.27	--	N/A
Aug. 1 to Aug. 31	2,470	29.46	--	N/A
Sep. 1 to Sep. 30	391	29.76	--	N/A
Total	3,331	29.33	--	N/A

(1)

Represents shares of Alliant Energy common stock purchased on the open market and held in a grantor trust under the Alliant Energy Key Employee Deferred Compensation Plan (KEDCP). There is no limit on the number of shares of Alliant Energy common stock that may be held under the KEDCP, which currently does not have an expiration date.

ITEM 6.  EXHIBITS

The following Exhibits are filed herewith.

31.1	Certification of the President and CEO for Alliant Energy
31.2	Certification of the Senior Executive Vice President and CFO for Alliant Energy
31.3	Certification of the CEO for IPL
31.4	Certification of the CFO for IPL
31.5	Certification of the CEO for WPL
31.6	Certification of the CFO for WPL
32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of November 2005.

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