Form 10-K
period 2006-12-31
INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2007-03-01
CIK 52485, 107832, 352541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

(Accumulation without Par Value)

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Alliant Energy Corporation - Yes ☒ No [ ]
Interstate Power and Light Company - Yes [ ] No ☒
Wisconsin Power and Light Company - Yes [ ] No ☒

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Alliant Energy Corporation	Large accelerated filer ☒	Accelerated filer [ ]	Non-accelerated filer [ ]
Interstate Power and Light Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer ☒
Wisconsin Power and Light Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer ☒

Indicate by checkmark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2006:

Alliant Energy Corporation	$4.0 billion
Interstate Power and Light Company	$--
Wisconsin Power and Light Company	$--

Number of shares outstanding of each class of common stock as of Jan. 31, 2007:

Alliant Energy Corporation	Common stock, $0.01 par value, 116,231,264 shares outstanding
Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statements relating to Alliant Energy Corporation’s and Wisconsin Power and Light Company’s 2007 Annual Meetings of Shareowners are, or will be upon filing with the Securities and Exchange Commission, incorporated by reference into Part III hereof.

FORWARD-LOOKING STATEMENTS

Refer to “Forward-Looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MDA) for information and disclaimers regarding forward-looking statements contained in this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K includes information relating to Alliant Energy Corporation (Alliant Energy), Interstate Power and Light Company (IPL) and Wisconsin Power and Light Company (WPL) (as well as Alliant Energy Resources, Inc. (Resources) and Alliant Energy Corporate Services, Inc. (Corporate Services)). Where appropriate, information relating to a specific entity has been segregated and labeled as such. Unless otherwise noted, the information herein has been revised to exclude discontinued operations and assets and liabilities held for sale for all periods presented. Refer to Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information.

ITEM 1. BUSINESS

A.	GENERAL

The primary first tier subsidiaries of Alliant Energy are: IPL, WPL, Resources and Corporate Services. Alliant Energy operates as a regulated investor-owned public utility holding company. Alliant Energy was incorporated in Wisconsin in 1981. A brief description of the primary first tier subsidiaries of Alliant Energy is as follows:

1) IPL - incorporated in 1925 in Iowa as Iowa Railway and Light Corporation. IPL is a public utility engaged principally in the generation, transmission, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets in Iowa and southern Minnesota. Refer to Notes 17 and 22 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of IPL’s utility operations in Illinois which were sold in February 2007 and IPL’s proposed sale of its electric transmission assets, respectively. In Iowa, IPL provides utility services to incorporated communities as directed by the Iowa Utilities Board (IUB) and utilizes non-exclusive franchises, which cover the use of public right-of-ways for utility facilities in incorporated communities for a maximum term of 25 years. At Dec. 31, 2006, IPL supplied electric and gas service to 538,409 and 239,372 retail customers, respectively. IPL also provides steam services to certain customers in Cedar Rapids, Iowa and various other energy-related products and services. In 2006, 2005 and 2004, IPL had no single customer for which electric, gas, steam and/or other sales accounted for 10% or more of IPL’s consolidated revenues.

2) WPL - incorporated in 1917 in Wisconsin as Eastern Wisconsin Electric Company. WPL is a public utility engaged principally in the generation, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets in south and central Wisconsin. WPL operates in municipalities pursuant to permits of indefinite duration, which are regulated by Wisconsin law, and pursuant to state statutes authorizing utility operation in areas annexed by a municipality. At Dec. 31, 2006, WPL supplied electric and gas service to 456,425 and 182,098 retail customers, respectively. WPL also provides various other energy-related products and services. In 2006, 2005 and 2004, WPL had no single customer for which electric, gas and/or other sales accounted for 10% or more of WPL’s consolidated revenues. WPL Transco LLC is a wholly-owned subsidiary of WPL and holds WPL’s investment in American Transmission Company LLC (ATC). Refer to Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of WPL’s utility operations in Illinois which were sold in February 2007.

3) RESOURCES - incorporated in 1988 in Wisconsin. Alliant Energy’s non-regulated investments are organized under Resources. Refer to “D. Information Relating to Non-regulated Operations” for additional details.

4) CORPORATE SERVICES - incorporated in 1997 in Iowa. Corporate Services provides administrative services to Alliant Energy and its subsidiaries.

Refer to Note 14 of the “Notes to Consolidated Financial Statements” for further discussion of business segments, which information is incorporated herein by reference.

B. INFORMATION RELATING TO ALLIANT ENERGY ON A CONSOLIDATED BASIS

1) EMPLOYEES

At Dec. 31, 2006, Alliant Energy’s consolidated subsidiaries that are included in its continuing operations had the following full- and part-time employees:

	Number of	Number of	Total	Percentage of Employees
	Bargaining Unit	Other	Number of	Covered by Collective
	Employees	Employees	Employees	Bargaining Agreements
IPL	1,280	291	1,571	81%
WPL	1,312	106	1,418	93%
Resources	76	580	656	12%
Corporate Services	--	1,506	1,506	--
	2,668	2,483	5,151	52%

At Dec. 31, 2006, Alliant Energy employees covered by collective bargaining agreements were as follows (IBEW=International Brotherhood of Electrical Workers; IUOE=International Union of Operating Engineers):

	Number of	Contract
	Employees	Expiration Date
IPL:
IBEW Local 949	256	9/30/08
IBEW Local 204 (Dubuque)	120	9/30/08
IBEW Local 204 (Mason City)	54	9/30/08
IUOE Local 275	48	12/01/08
IBEW Local 204 (Cedar Rapids)	773	8/31/10
IBEW Local 1439	22	6/30/11
IBEW Local 1455	7	6/30/11
	1,280
WPL - IBEW Local 965	1,312	5/31/07
Resources - Various	76	Various
	2,668

In May 2007, WPL’s collective bargaining agreement with IBEW Local 965 expires representing approximately 49% of employees covered under bargaining agreements and 25% of total Alliant Energy employees. While negotiations to renew the contract with IBEW Local 965 are underway, Alliant Energy and WPL are currently unable to predict the outcome. Alliant Energy, IPL and WPL have not experienced any significant work stoppages in the past.

2) CAPITAL EXPENDITURE AND INVESTMENT PLANS

Refer to “Liquidity and Capital Resources” in MDA for discussion of anticipated construction and acquisition expenditures for 2007 and 2008.

3) REGULATION - Alliant Energy, IPL and WPL are subject to regulation by various federal, state and local agencies. The following includes the primary regulations impacting Alliant Energy’s, IPL’s and WPL’s businesses.

Federal Energy Regulatory Commission (FERC) - In 2005, the Energy Policy Act was enacted which resulted in the repeals of the Public Utility Holding Company Act of 1935 and the Public Utility Regulatory Policy Act of 1978 and additional authority being granted to FERC under the Public Utility Holding Company Act of 2005 (PUHCA 2005). Alliant Energy is registered with FERC as a public utility holding company, pursuant to PUHCA 2005, and is required to maintain certain records and to report certain transactions involving its public utilities and other entities regulated by FERC. IPL and WPL are subject to regulation by FERC under PUHCA 2005 for various issues including affiliate transactions, public utility mergers, acquisitions and dispositions, and books and records requirements. In addition, the Energy Policy Act requires creation of an Electric Reliability Organization (ERO) to be overseen by FERC. FERC designated the North American Electric Reliability Council (NERC) as the overarching ERO. IPL and WPL have joined the Midwest Reliability Organization (MRO), which is a regional member of NERC and has direct responsibility for mandatory electric reliability standards for IPL and WPL. FERC also has jurisdiction under the Federal Power Act over certain electric utility facilities and operations, electric wholesale rates and accounting practices of IPL and WPL, and in certain other respects. Lastly, FERC has jurisdiction under the Natural Gas Act over certain natural gas facilities and operations of IPL and WPL.

Environmental - The United States of America (U.S.) Environmental Protection Agency (EPA) administers certain federal regulatory programs and has delegated the administration of other environmental regulatory programs to the applicable state environmental agencies. In general, the state agencies have jurisdiction over air and water quality, hazardous substances management and transportation, and solid waste management requirements. In certain cases, the state environmental agencies have delegated the administration of environmental programs to local agencies. Alliant Energy, IPL and WPL are subject to these environmental regulations as a result of their current and past operations.

IUB - IPL is subject to regulation by the IUB related to its Iowa service territory for retail utility rates and standards of service, accounting requirements, approval of the location and construction of electric generating facilities having a capacity in excess of 25,000 kilowatts (KW), and in other respects. Requests for rate relief are based on historical test periods, adjusted for certain known and measurable changes occurring up to nine months from the end of the historical test year. The IUB must decide on requests for rate relief within 10 months of the date of the application for which relief is filed, or the interim rates granted become permanent. Interim rates can be placed in effect after 10 days of the rate application filing, subject to refund, and must be based on past precedent. In 2001, Iowa enacted HF 577, which provides Iowa companies with the necessary rate making principles - and resulting, increased regulatory and investment certainty - prior to making certain generation investments in Iowa.

Public Service Commission of Wisconsin (PSCW) - Alliant Energy is subject to regulation by the PSCW for the type and amount of Alliant Energy’s investments in non-utility businesses, other affiliated interest activities, and in other respects. WPL is also subject to regulation by the PSCW related to its Wisconsin service territory for retail utility rates and standards of service, accounting requirements, issuance and use of proceeds of securities, approval of the location and construction of electric generating facilities, certain other additions and extensions to facilities, and in other respects. WPL is required to file rate cases with the PSCW using a forward-looking test year period. There is no statutory time limit for the PSCW to decide rate cases. However, the PSCW attempts to process all base rate cases in 10 months or less and the PSCW has the ability to approve interim rate relief, subject to refund, if necessary. For fuel-only rate case increases, the PSCW attempts to provide interim rate relief within 21 days of notice to customers, subject to refund. There is no statutory time limit for final fuel-only rate relief decisions. In 2005, Wisconsin enacted Act 7, which provides Wisconsin companies with the necessary rate making principles - and resulting, increased regulatory and investment certainty - prior to making certain generation investments in Wisconsin.

Minnesota Public Utilities Commission (MPUC) - IPL is subject to regulation by the MPUC related to its Minnesota service territory for retail utility rates and standards of service, accounting requirements, issuance and use of proceeds of securities, annual approval of IPL’s capital structure, and in other respects. Requests for rate relief can be based on either historical or projected data and interim rates are permitted. The MPUC must reach a final decision within 10 months of filing for rate relief.

Refer to Notes 1(b), 1(j), 2 and 12(e) of Alliant Energy’s “Notes to Consolidated Financial Statements” and “Rates and Regulatory Matters” and “Liquidity and Capital Resources - Environmental” in MDA for additional information regarding regulation and utility rate matters.

4) STRATEGIC OVERVIEW

Refer to “Strategic Overview” in MDA for discussion of various strategic actions Alliant Energy has taken to strengthen its financial profile and information regarding Alliant Energy’s strategic plan.

C.	INFORMATION RELATING TO UTILITY OPERATIONS

1) ELECTRIC UTILITY OPERATIONS

General - Electric utility operations represent the largest operating segment for Alliant Energy, IPL and WPL. In 2006, electric utility operations accounted for 73%, 76% and 79% of operating revenues and 87%, 93% and 78% of operating income for Alliant Energy, IPL and WPL, respectively. Alliant Energy’s electric utility operations are located in the Midwest with IPL and WPL providing electric service in Iowa, southern and central Wisconsin and southern Minnesota. Electric utility revenues by state were as follows (dollars in millions):

	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
IPL:
Iowa	$1,229.0	50%	$1,152.1	50%	$983.0	49%
Minnesota	78.2	3%	72.9	3%	65.2	3%
Illinois (a)	24.4	1%	21.7	1%	21.0	1%
Subtotal	1,331.6	54%	1,246.7	54%	1,069.2	53%
WPL:
Wisconsin	1,098.0	45%	1,061.6	45%	927.1	46%
Illinois (a)	13.4	1%	12.3	1%	12.7	1%
Subtotal	1,111.4	46%	1,073.9	46%	939.8	47%
	$2,443.0	100%	$2,320.6	100%	$2,009.0	100%
(a)	Refer to Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of IPL’s and WPL’s utility operations in Illinois which were sold in February 2007.

The percentage of electric utility revenues regulated by their respective state commissions and FERC were as follows:

	Alliant Energy			IPL			WPL
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Respective state
commissions	91%	88%	91%	96%	94%	96%	85%	82%	85%
FERC	9%	12%	9%	4%	6%	4%	15%	18%	15%
	100%	100%	100%	100%	100%	100%	100%	100%	100%

The number of electric customers and communities served at Dec. 31, 2006 was as follows:

	Retail Customers	Wholesale Customers	Other Customers	Total Customers	Communities Served
IPL	538,409	6	1,293	539,708	766
WPL	456,425	26	2,066	458,517	611
	994,834	32	3,359	998,225	1,377

Wholesale customers in the above table are billed under wholesale service agreements, which include standardized pricing mechanisms that are detailed in tariffs approved by FERC through wholesale rate case proceedings. In addition, IPL and WPL have bulk power customers, included in “Other customers” in the above table, that are billed according to negotiated, long-term customer-specific contracts, pursuant to FERC approved tariffs. Refer to the “Electric Operating Information” tables for additional details regarding electric utility operations.

Seasonality - Electric sales are seasonal to some extent with the annual peak normally occurring in the summer months due to air conditioning requirements. In 2006, the maximum peak hour demands for Alliant Energy, IPL and WPL were 5,989 megawatts (MW), 3,070 MW and 2,941 MW, respectively, all on July 17, 2006.

Competition - Retail electric customers in Iowa and Wisconsin currently do not have the ability to choose their electric supplier. However, in order to increase sales, IPL and WPL attempt to attract new customers into their service territories. As a result, there is competition among utilities to keep energy rates low. Although electric service in Iowa and Wisconsin is regulated, IPL and WPL also still face competition from self generation by large industrial customers, alternative energy sources, and petitions to municipalize (Iowa) as well as service territory expansions by municipal utilities through annexations (Wisconsin).

Electric Supply - Alliant Energy has met historical customer demand of electricity and expects to continue meeting future demand through internally generated electric supply, purchased power contracts utilizing existing firm transmission rights, and additional power purchases from generating units located within and outside of Alliant Energy’s service territory. Refer to the “Electric Operating Information” tables for details on the sources of electric supply for Alliant Energy, IPL and WPL from 2002 to 2006. Alliant Energy’s mix of electric supply has experienced changes in the past couple of years as a result of the sales of its interests in its nuclear generating facilities and the addition of natural-gas fired generating facilities to its generation portfolio. Refer to “Strategic Overview - Utility Generation Plan” in MDA for discussion of Alliant Energy’s utility generation plan. While Alliant Energy currently expects to meet utility customer demands in the future, unanticipated regional or local reliability issues could still arise in the event of unexpected delays in the construction of new generating and/or transmission facilities, power plant outages, transmission system outages or extended periods of extreme weather conditions.

Generation - IPL and WPL own a portfolio of electric generating facilities with a diversified fuel mix including coal, natural gas and renewable resources. Refer to Item 2. Properties for information on IPL’s and WPL’s electric generating stations.

Fuel Costs - The average cost of delivered fuel per million British Thermal Units used for electric generation was as follows:

	IPL			WPL
	2006	2005	2004	2006	2005	2004
Coal	$1.25	$1.17	$1.08	$1.52	$1.32	$1.26
Natural Gas	10.45	7.86	6.65	14.28	8.49	6.65
Nuclear	0.56	0.57	0.55	--	0.53	0.46
All Fuels	2.18	1.73	1.15	1.80	1.72	1.30

Coal - Coal is the primary fuel source for Alliant Energy’s internally generated electric supply. Electric supply from coal-fired generating facilities represented 53%, 52% and 58% of IPL’s total sources of electric energy and 51%, 49% and 55% of WPL’s total sources of electric energy during 2006, 2005 and 2004, respectively. Alliant Energy, through Corporate Services as agent for IPL and WPL, has entered into contracts with different suppliers to help ensure that a specified supply of coal is available at known prices for IPL and WPL for 2007 through 2012. As of Dec. 31, 2006, these contracts provide for a portfolio of coal supplies that cover approximately 95%, 74%, 51%, 27%, 14% and 5% of Alliant Energy’s estimated coal supply needs for 2007 through 2012, respectively. Management believes this portfolio of coal supplies represents a reasonable balance between the risks of insufficient supplies and those associated with being unable to respond to future coal market changes. Alliant Energy expects to meet remaining coal requirements from either future contracts or purchases in the spot market.

The majority of the coal utilized by IPL and WPL is from the Wyoming Powder River Basin. A majority of this coal is transported by rail-car directly from Wyoming to IPL’s and WPL’s generating stations, with the remainder transported from Wyoming to the Mississippi River by rail-car and then via barges to the final destination. As protection against interruptions in coal deliveries, IPL and WPL strive to maintain average coal inventory supply targets of 25 to 50 days for generating stations with year-round deliveries and 30 to 150 days (depending upon the time of year) for generating stations with seasonal deliveries. Actual inventory averages for 2006 were 49 days for generating stations with year-round deliveries and 111 days for generating stations with seasonal deliveries.

Average delivered fossil fuel costs are expected to continue to increase in the future due to price structures and adjustment provisions in existing coal contracts, rate structures and adjustment provisions in existing transportation contracts, expiration of existing transportation contracts, fuel-related surcharges incorporated by transportation carriers and recent coal and transportation market trends. Existing coal commodity contracts with terms of greater than one year have fixed future year prices that generally reflect recent market trends. A few of the existing coal contracts have provisions for price adjustments should specific indices change. Rate adjustment provisions in transportation contracts are primarily based on changes in the Rail Cost Adjustment Factor as published by the U.S. Surface Transportation Board. Other factors which may impact coal prices for future commitments are increasing costs for supplier mineral rights, increasing costs to mine the coal and changes in various associated laws and regulations. For example, emission restrictions related to sulfur dioxide, nitrogen oxide and mercury along with other environmental limitations on generating stations continue to increase and will likely limit the ability to obtain, and further increase the cost of, adequate coal supplies. Factors which may impact transportation rates for future commitments upon expiration of existing contracts include: the need for railroads to enhance/expand infrastructure for demand growth, corresponding investments in locomotives and crews and the desire to improve margins on coal commensurate with margins on non-coal movements. Alliant Energy believes that, given its current coal procurement process, the specific coal market in its primary purchase region, and regulatory cost-recovery mechanisms, it is reasonably insulated against the present volatile coal price environment. Alliant Energy’s coal procurement process stresses periodic purchases, staggering of contract terms, stair-stepped levels of coverage going forward for five to six years and supplier diversity. Similarly, given the term lengths of its transportation agreements, Alliant Energy believes it is reasonably insulated against future higher base coal transportation rates from the major railroads. As of Dec. 31, 2006, existing coal transportation agreements cover approximately 91% of IPL’s and WPL’s estimated needs through 2007, approximately 66% for 2008 through 2009 and approximately 46% for 2010 through 2014.

Natural Gas - Alliant Energy owns several natural gas-fired generating facilities including IPL’s 565 MW, natural gas-fired Emery Generating Facility (Emery) that was placed in service in May 2004 and Resources’ 300 MW, natural gas-fired Sheboygan Falls Energy Facility (SFEF) that began commercial operations in June 2005. WPL has exclusive rights to the output of SFEF under an affiliated lease agreement. These facilities help meet customer demand for electricity generally during peak hour demands. Electric supply from owned natural gas-fired generating facilities represented 5%, 6% and 2% of Alliant Energy’s total sources of electric energy during 2006, 2005 and 2004, respectively. Increased electric supply from natural gas-fired generating facilities during 2006 and 2005 was primarily due to generation from Emery and SFEF.

Alliant Energy has responsibility to supply natural gas to certain generating facilities under purchased power agreements (PPAs), which include the Riverside Energy Center (Riverside) and the RockGen Energy Center (RockGen), as well as the generating facilities it owns. IPL and WPL have contracts with several companies to provide fixed-price natural gas supply for these generating facilities with the longest contracts having terms through December 2008. WPL has also contracted with ANR Pipeline to provide firm pipeline transportation of 60,000 dekatherms (Dths) per day for Riverside and 52,800 Dths per day (June to September) for SFEF. In addition to entering into fixed-price supply contracts, IPL and WPL have hedging programs reviewed by the IUB and PSCW, respectively, to help protect against the impacts of volatile natural gas prices. IPL and WPL expect these hedging programs will mitigate the impact on their electric customers of volatile natural gas costs for these generating facilities through 2008.

Nuclear - Electric supply from owned nuclear generating facilities represented 1%, 17% and 19% of IPL’s total sources of electric energy and 0%, 2% and 11% of WPL’s total sources of electric energy during 2006, 2005 and 2004, respectively. In January 2006, IPL sold its interest in the Duane Arnold Energy Center (DAEC) to a subsidiary of FPL Group, Inc. (FPL) and upon closing of the sale entered into a PPA with FPL to purchase energy and capacity from DAEC through February 2014. In July 2005, WPL sold its interest in the Kewaunee Nuclear Power Plant (Kewaunee) to a subsidiary of Dominion Resources, Inc. (Dominion) and upon closing of the sale entered into a long-term PPA with Dominion to purchase energy and capacity from Kewaunee through December 2013. As a result of these transactions, Alliant Energy no longer has an ownership interest in any nuclear generating facilities. Alliant Energy entered into these transactions to reduce the financial and operational uncertainty associated with nuclear generating facility ownership and operations while still retaining the benefit of the output from such nuclear generating facilities. Refer to Note 18 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information regarding the DAEC sale.

Purchased Power - Alliant Energy enters into PPAs to meet a portion of its customer demand of electricity. Purchased power represented 38%, 21% and 20% of IPL’s total sources of electric energy and 47%, 46% and 32% of WPL’s total sources of electric energy during 2006, 2005 and 2004, respectively. IPL’s and WPL’s level of purchased power during these periods was impacted by the sale of IPL’s interest in DAEC in January 2006 and the sale of WPL’s interest in Kewaunee in July 2005, respectively. Refer to “Other Matters - Other Future Considerations - Calpine Bankruptcy” in MDA for discussion of WPL’s PPAs with Calpine Corporation subsidiaries related to RockGen and Riverside.

Refer to Note 1(j) for discussion of IPL’s and WPL’s rate recovery of fuel costs, Note 3(a) for details regarding purchased power commitments accounted for as operating leases and Note 12(b) for details relating to IPL’s and WPL’s coal, natural gas and other purchased power commitments in Alliant Energy’s “Notes to Consolidated Financial Statements.”

Electric Transmission Business -

IPL - IPL maintains and operates its own electric transmission assets, which had a book value of approximately $434 million as of Dec. 31, 2006. Refer to Note 22 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of the proposed sale of IPL’s electric transmission assets. Refer to Item 2. Properties for additional information regarding IPL’s electric transmission properties. IPL has a non-cancelable operation agreement, which will terminate on Dec. 31, 2035, with Central Iowa Power Cooperative (CIPCO) that provides for the joint use of certain transmission facilities of IPL and CIPCO. IPL has transmission interconnections at various locations with nine other transmission owning utilities in the Midwest. These interconnections, along with the interconnections of ATC, enhance the overall reliability of the Alliant Energy transmission system and provide access to multiple sources of economic and emergency energy.

WPL - In 2001, WPL transferred its transmission assets to ATC in exchange for an ownership interest in ATC. As of Dec. 31, 2006, WPL held an 18% ownership interest in ATC with a carrying value of $166 million. ATC is an independent for-profit, transmission-only company and is a transmission-owning member of the Midwest Independent System Operator (MISO), the MRO and Reliability First Corporation Regional Reliability Council. ATC realizes its revenues from the provision of transmission services to both participants in ATC as well as non-participants. During 2006, ATC distributed to WPL, in the form of dividends, $19 million or approximately 80% of WPL’s equity earnings from ATC. Although no assurance can be given, WPL anticipates ATC will continue this dividend payout ratio in the future. ATC is continuing its efforts to improve transmission reliability and import capabilities into Wisconsin, including construction of a 345-kilovolt transmission line, which is expected to be in service in 2008. As these facilities are constructed, Alliant Energy expects they will serve to enhance its operating flexibility and its access to lower-cost energy. ATC also has various transmission interconnections with four other transmission owning utilities in the Midwest. WPL anticipates no capital contributions to ATC in 2007 and $25 million of capital contributions

Regional Transmission Participation - IPL and WPL are members of the MRO, which is a regional member of NERC. Each regional member of NERC is responsible for setting policies to ensure reliability in its area through coordination of planning and operations.

MISO Wholesale Energy Market - IPL and WPL are also members of MISO, a FERC-approved Regional Transmission Organization, which is responsible for monitoring and ensuring equal access to the transmission system in its service territory. In April 2005, IPL and WPL began participation in the restructured wholesale energy market operated by MISO. The implementation of this restructured market marked a significant change in the way IPL and WPL buy and sell wholesale electricity, obtain transmission services and schedule generation. In the restructured market, IPL and WPL submit day-ahead and/or real-time bids and offers for energy at locations across the MISO region. MISO evaluates IPL’s, WPL’s and other market participants’ energy injections into, and withdrawals from, the system to economically dispatch the entire MISO system on an hourly basis. MISO settles these hourly offers and bids based on locational marginal prices, which are market-driven values based on the specific time and location of the purchase and/or sale of energy. The restructured market is intended to send price signals to stakeholders where generation or transmission system expansion is needed. This market-based approach is expected to result in lower overall costs in areas with abundant transmission capacity. In addition, MISO may dispatch generators that support reliability needs, but which would not have operated based on economic needs. In these cases, MISO’s settlement assures that these generators are made whole financially. In areas of constrained transmission capacity, such as Wisconsin, costs could be higher due to the congestion and its impact on locational marginal prices. As part of the MISO market restructuring, physical transmission rights of IPL and WPL were replaced with Financial Transmission Rights (FTRs). FTRs provide a hedge for congestion costs that incur in the MISO day-ahead energy market. Both IPL and WPL have been awarded FTRs by MISO that are in place through May 31, 2007. Based on the FTRs awarded to IPL and WPL to date and future expected allocations, along with the regulatory recovery treatment of MISO costs, the financial impacts associated with FTRs have not differed significantly from the financial impacts associated with physical transmission rights that existed prior to the MISO market.

Refer to “Rates and Regulatory Matters” in MDA for discussion of the regulatory impacts of costs related to MISO and “Other Future Considerations - MISO Wholesale Energy Market” in MDA for discussion of the ancillary services market MISO is currently developing.

Electric Environmental Matters - Alliant Energy is regulated in environmental matters by federal, state and local agencies. Such regulations are the result of a number of environmental laws passed by the U.S. Congress, state legislatures and local governments and enforced by federal, state and local regulatory agencies. The laws impacting Alliant Energy’s operations include, but are not limited to, the Safe Drinking Water Act; Clean Water Act; Clean Air Act (CAA), as amended by the CAA Amendments of 1990; National Environmental Policy Act of 1969; Toxic Substances Control Act; Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act and Emergency Planning and Community Right-to-Know Act of 1986; Endangered Species Act; Occupational Safety and Health Act; National Energy Policy Act of 1992; Federal Insecticide, Fungicide and Rodenticide Act; Hazardous Materials Transportation Act; and Pollution Prevention Act. Alliant Energy regularly obtains federal, state and local permits to assure compliance with the environmental protection laws and regulations. Costs associated with such compliance have increased in recent years and are expected to continue to increase in the future. Alliant Energy anticipates these prudently incurred costs for IPL and WPL will be recoverable through future rate case proceedings. Refer to “Liquidity and Capital Resources” in MDA and Note 12(e) of Alliant Energy’s Notes to Consolidated Financial Statements for further discussion of electric environmental matters including new environmental regulations under the Clean Air Interstate Rule and Clean Air Mercury Rule.

Alliant Energy Corporation

Electric Operating Information	2006	2005	2004	2003	2002

Operating Revenues (in millions):
Residential	$857.1	$823.4	$716.7	$684.6	$626.9
Commercial	549.8	497.4	437.8	409.7	376.4
Industrial	763.7	675.2	609.9	571.6	526.8

Retail subtotal	2,170.6	1,996.0	1,764.4	1,665.9	1,530.1
Sales for resale:
Wholesale	145.2	158.7	116.8	108.4	93.2
Bulk power and other	68.5	114.6	69.0	87.4	67.1
Other	58.7	51.3	58.8	55.4	62.1

Total	$2,443.0	$2,320.6	$2,009.0	$1,917.1	$1,752.5

Electric Sales (000s MWh):
Residential	7,670	7,881	7,354	7,565	7,616
Commercial	6,187	6,110	5,702	5,663	5,542
Industrial	12,808	12,830	12,596	12,345	12,297

Retail subtotal	26,665	26,821	25,652	25,573	25,455
Sales for resale:
Wholesale	3,064	3,161	2,943	2,835	2,636
Bulk power and other	2,632	2,933	2,159	2,660	2,169
Other	171	173	178	184	197

Total	32,532	33,088	30,932	31,252	30,457

Customers (End of Period):
Residential	855,948	849,845	839,745	830,559	822,229
Commercial	135,822	134,149	131,152	129,130	128,212
Industrial	3,064	3,044	2,916	2,902	2,905
Other	3,391	3,368	3,312	3,362	3,344

Total	998,225	990,406	977,125	965,953	956,690

Other Selected Electric Data:
Maximum peak hour demand (MW)	5,989	5,932	5,644	5,887	5,729
Cooling degree days (a):
Cedar Rapids (IPL) (normal - 379)	332	406	139	276	397
Madison (WPL) (normal - 248)	284	421	138	224	356
Sources of electric energy (000s MWh):
Coal	17,578	17,360	18,472	18,451	17,674
Purchased power:
Nuclear (b)	5,128	1,008	-	-	-
Other	8,928	9,885	8,289	9,155	8,596
Gas (c)	1,541	2,052	792	631	675
Nuclear (b)	264	3,461	5,018	4,498	5,012
Other	263	297	262	240	379

Total	33,702	34,063	32,833	32,975	32,336

Revenue per kilowatt-hour (KWh) sold to retail
customers (cents)	8.14	7.44	6.88	6.51	6.01

(a)	Cooling degree days are calculated using a 70 degree base. Normal degree days are calculated for Cedar Rapids using a fixed 30-year average and for Madison using a rolling 20-year average.
(b)	In January 2006 and July 2005, IPL and WPL sold their respective interests in DAEC and Kewaunee and upon closing of the sales entered into long-term purchased power agreements to purchase energy and capacity from DAEC and Kewaunee, respectively.
(c)	Includes generation from SFEF that began commercial operation in June 2005, which WPL leases from Resources' Non-regulated Generation business.

Interstate Power and Light Company

Electric Operating Information	2006	2005	2004	2003	2002

Operating Revenues (in millions):
Residential	$471.2	$453.9	$388.9	$367.7	$355.0
Commercial	337.4	300.0	257.8	239.4	229.7
Industrial	440.7	387.0	347.3	327.8	315.5

Retail subtotal	1,249.3	1,140.9	994.0	934.9	900.2
Sales for resale:
Wholesale	1.9	1.9	2.1	2.0	2.2
Bulk power and other	47.8	73.5	39.6	38.2	32.3
Other	32.6	30.4	33.5	31.9	30.1

Total	$1,331.6	$1,246.7	$1,069.2	$1,007.0	$964.8

Electric Sales (000s MWh):
Residential	4,157	4,282	3,979	4,155	4,184
Commercial	3,910	3,836	3,487	3,496	3,392
Industrial	7,860	8,005	7,827	7,750	7,843

Retail subtotal	15,927	16,123	15,293	15,401	15,419
Sales for resale:
Wholesale	35	41	53	50	66
Bulk power and other	1,550	1,682	1,252	1,249	1,085
Other	99	98	98	102	103

Total	17,611	17,944	16,696	16,802	16,673

Customers (End of Period):
Residential	455,346	454,176	450,595	448,719	446,202
Commercial	81,045	80,238	78,137	77,043	76,856
Industrial	2,018	1,996	1,915	1,888	1,898
Other	1,299	1,317	1,280	1,327	1,328

Total	539,708	537,727	531,927	528,977	526,284

Other Selected Electric Data:
Maximum peak hour demand (MW)	3,070	3,077	3,017	3,123	3,097
Cooling degree days (a):
Cedar Rapids (normal - 379)	332	406	139	276	397
Sources of electric energy (000s MWh):
Coal	9,919	9,782	10,348	10,232	9,889
Purchased power:
Nuclear (b)	3,297	-	-	-	-
Other	3,743	3,868	3,508	4,503	4,134
Gas	1,426	1,686	580	227	330
Nuclear (b)	264	3,177	3,451	2,791	3,202
Other	80	121	47	63	127

Total	18,729	18,634	17,934	17,816	17,682

Revenue per KWh sold to retail customers (cents)	7.84	7.08	6.50	6.07	5.84

(a)	Cooling degree days are calculated using a 70 degree base. Normal degree days are calculated using a fixed 30-year average.
(b)	In January 2006, IPL sold its interest in DAEC and upon closing of the sale entered into a long-term purchased power agreement to purchase energy and capacity from DAEC.

Wisconsin Power and Light Company

Electric Operating Information	2006		2005		2004	2003	2002

Operating Revenues (in millions):
Residential	$385.9		$369.5		$327.8	$316.9	$271.9
Commercial	212.4		197.4		180.0	170.3	146.7
Industrial	323.0		288.2		262.6	243.8	211.3

Retail subtotal	921.3		855.1		770.4	731.0	629.9
Sales for resale:
Wholesale	143.3		156.8		114.7	106.4	91.0
Bulk power and other	20.7		41.1		29.4	49.2	34.8
Other	26.1		20.9		25.3	23.5	32.0

Total	$1,111.	4	$1,073.	9	$939.8	$910.1	$787.7

Electric Sales (000s MWh):
Residential	3,513		3,599		3,375	3,410	3,432
Commercial	2,277		2,274		2,215	2,167	2,150
Industrial	4,948		4,825		4,769	4,595	4,454

Retail subtotal	10,738		10,698		10,359	10,172	10,036
Sales for resale:
Wholesale	3,029		3,120		2,890	2,785	2,570
Bulk power and other	1,082		1,251		907	1,411	1,084
Other	72		75		80	82	94

Total	14,921		15,144		14,236	14,450	13,784

Customers (End of Period):
Residential	400,602		395,669		389,150	381,840	376,027
Commercial	54,777		53,911		53,015	52,087	51,356
Industrial	1,046		1,048		1,001	1,014	1,007
Other	2,092		2,051		2,032	2,035	2,016

Total	458,517		452,679		445,198	436,976	430,406

Other Selected Electric Data:
Maximum peak hour demand (MW)	2,941		2,854		2,627	2,782	2,674
Cooling degree days (a):
Madison (normal - 248)	284		421		138	224	356
Sources of electric energy (000s MWh):
Coal	7,659		7,578		8,124	8,219	7,785
Purchased power:
Nuclear (b)	1,831		1,008		-	-	-
Other	5,185		6,017		4,781	4,652	4,462
Gas (c)	115		366		212	404	345
Nuclear (b)	-		284		1,567	1,707	1,810
Other	183		176		215	177	252

Total	14,973		15,429		14,899	15,159	14,654

Revenue per KWh sold to retail customers (cents)	8.58		7.99		7.44	7.19	6.28

(a)	Cooling degree days are calculated using a 70 degree base. Normal degree days are calculated using a rolling 20-year average.
(b)	In July 2005, WPL sold its interest in Kewaunee and upon closing of the sale entered into a long-term purchased power agreement to purchase energy and capacity from Kewaunee.
(c)	Includes generation from SFEF that began commercial operation in June 2005, which WPL leases from Resources' Non-regulated Generation business.

2) GAS UTILITY OPERATIONS

General - Gas utility operations represents the second largest operating segment for Alliant Energy, IPL and WPL. In 2006, gas utility operations accounted for 19%, 20% and 20% of operating revenues and 12%, 7% and 22% of operating income for Alliant Energy, IPL and WPL, respectively. Alliant Energy’s gas utility operations are located in the Midwest with IPL and WPL providing gas service in Iowa, southern and central Wisconsin and southern Minnesota. Gas utility revenues by state were as follows (dollars in millions):

	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
IPL:
Iowa	$335.2	53%	$337.2	49%	$293.3	51%
Minnesota	17.7	3%	18.4	3%	16.7	3%
Illinois (a)	6.5	1%	7.2	1%	6.0	1%
Subtotal	359.4	57%	362.8	53%	316.0	55%
WPL:
Wisconsin	265.6	42%	310.5	45%	246.9	44%
Illinois (a)	8.3	1%	11.8	2%	6.9	1%
Subtotal	273.9	43%	322.3	47%	253.8	45%
	$633.3	100%	$685.1	100%	$569.8	100%
(a)	Refer to Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of IPL’s and WPL’s utility operations in Illinois which were sold in February 2007.

The number of gas customers and communities served at Dec. 31, 2006 were as follows:

	Retail	Transportation and	Total	Communities
	Customers	Other Customers	Customers	Served
IPL	239,372	240	239,612	251
WPL	182,098	251	182,349	246
	421,470	491	421,961	497

In addition to sales of natural gas to retail customers, IPL and WPL provide transportation service to commercial and industrial customers by moving customer-owned gas through Alliant Energy’s distribution systems to the customers’ meters. Revenues are collected for this service pursuant to transportation tariffs. Refer to the “Gas Operating Information” tables for additional details regarding gas utility operations.

Seasonality - Gas sales follow a seasonal pattern with an annual base load of gas and a large heating peak occurring during the winter season. Natural gas obtained from producers, marketers and brokers, as well as gas in storage, is utilized to meet the peak heating season requirements. Storage contracts allow IPL and WPL to purchase gas in the summer, store the gas in underground storage fields and deliver it in the winter. Gas storage met approximately 30% of both IPL’s and WPL’s annual gas requirements in 2006.

Competition - Federal and state regulatory policies are in place to bring more competition to the gas industry. While the gas utility distribution function is expected to remain a regulated function, sales of the natural gas commodity and related services are subject to competition from third parties. It remains uncertain if and when the current economic disincentives for smaller consumption customers to choose an alternative gas commodity supplier may be removed such that the utility business begins to face competition for the sale of gas to those customers.

Gas Supply - IPL and WPL maintain purchase agreements with over 30 suppliers of natural gas from all gas producing regions of the U.S. and Canada. The majority of the gas supply contracts are for terms of six months or less, with the remaining supply contracts having terms through 2007. IPL’s and WPL’s gas supply commitments are primarily market-based.

In providing gas commodity service to retail customers, Corporate Services administers a diversified portfolio of transportation and storage contracts on behalf of IPL and WPL. Transportation contracts with Northern Natural Gas Company (NNG), Natural Gas Pipeline Co. of America (NGPL) and ANR Pipeline (ANR) allow access to gas supplies located in the U.S. and Canada. Arrangements with Firm Citygate Supplies (FCS) provide IPL and WPL with gas delivered directly to their service territories. In 2006, the maximum daily delivery capacity for IPL and WPL was as follows (in Dths):

	NNG	NGPL	ANR	FCS	Total
IPL	200,891	89,932	55,680	21,000	367,503
WPL	79,986	--	157,967	31,000	268,953

Refer to Note 1(j) for information relating to utility natural gas cost recovery and Note 12(b) for discussion of natural gas commitments in Alliant Energy’s “Notes to Consolidated Financial Statements.”

Gas Environmental Matters - Refer to Note 12(e) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of gas environmental matters.

Alliant Energy Corporation

Gas Operating Information	2006	2005	2004	2003	2002

Operating Revenues (in millions):
Residential	$342.8	$358.1	$315.6	$310.7	$218.7
Commercial	198.8	202.0	172.3	162.7	111.3
Industrial	38.7	43.8	38.4	34.2	25.2

Retail subtotal	580.3	603.9	526.3	507.6	355.2
Interdepartmental	19.2	55.9	22.3	48.5	25.5
Transportation and other	33.8	25.3	21.2	10.8	13.3

Total	$633.3	$685.1	$569.8	$566.9	$394.0

Gas Sales (000s Dths):
Residential	26,406	28,554	29,338	31,871	30,931
Commercial	18,707	18,763	19,199	19,947	19,348
Industrial	4,498	4,406	5,127	5,093	5,373

Retail subtotal	49,611	51,723	53,664	56,911	55,652
Interdepartmental	2,468	6,959	3,501	7,191	6,271
Transportation and other	53,436	55,891	46,125	41,787	41,115

Total	105,515	114,573	103,290	105,889	103,038

Retail Customers at End of Period:
Residential	374,494	371,443	366,493	361,835	358,384
Commercial	46,319	46,153	45,630	45,826	45,793
Industrial	657	692	730	766	799

Total	421,470	418,288	412,853	408,427	404,976

Other Selected Gas Data:
Heating degree days (a):
Cedar Rapids (IPL) (normal - 6,896)	6,211	6,534	6,463	6,883	6,577
Madison (WPL) (normal - 7,197)	6,499	6,796	6,831	7,337	6,929
Revenue per Dth sold to retail customers	$11.70	$11.68	$9.81	$8.92	$6.38
Purchased gas costs per Dth sold to retail customers	$8.32	$8.68	$6.98	$6.11	$4.02

(a)	Heating degree days are calculated using a 65 degree base. Normal degree days are calculated for Cedar Rapids using a fixed 30-year average and for Madison using a rolling 20-year average.

Interstate Power and Light Company

Gas Operating Information	2006	2005	2004	2003	2002

Operating Revenues (in millions):
Residential	$197.9	$201.7	$179.2	$173.6	$124.2
Commercial	114.4	112.7	95.5	88.1	61.2
Industrial	30.4	33.8	30.3	24.6	18.2

Retail subtotal	342.7	348.2	305.0	286.3	203.6
Interdepartmental	2.2	5.1	1.9	3.8	4.0
Transportation and other	14.5	9.5	9.1	4.4	7.3

Total	$359.4	$362.8	$316.0	$294.5	$214.9

Gas Sales (000s Dths):
Residential	15,136	16,486	16,882	19,074	18,068
Commercial	10,552	10,576	10,614	11,408	10,774
Industrial	3,622	3,428	4,029	3,911	4,070

Retail subtotal	29,310	30,490	31,525	34,393	32,912
Interdepartmental	352	511	289	631	1,027
Transportation and other	32,342	30,691	28,653	28,551	27,787

Total	62,004	61,692	60,467	63,575	61,726

Retail Customers at End of Period:
Residential	211,768	211,217	209,280	207,921	206,808
Commercial	27,222	27,384	27,094	27,465	27,607
Industrial	382	398	434	426	438

Total	239,372	238,999	236,808	235,812	234,853

Other Selected Gas Data:
Heating degree days (a):
Cedar Rapids (normal - 6,896)	6,211	6,534	6,463	6,883	6,577
Revenue per Dth sold to retail customers	$11.69	$11.42	$9.67	$8.32	$6.19
Purchased gas cost per Dth sold to retail customers	$8.69	$8.78	$7.27	$5.99	$4.11

Wisconsin Power and Light Company

Gas Operating Information	2006	2005	2004	2003	2002

Operating Revenues (in millions):
Residential	$144.9	$156.4	$136.4	$137.1	$94.5
Commercial	84.4	89.3	76.8	74.6	50.1
Industrial	8.3	10.0	8.1	9.6	7.0

Retail subtotal	237.6	255.7	221.3	221.3	151.6
Interdepartmental	17.0	50.8	20.4	44.7	21.5
Transportation and other	19.3	15.8	12.1	6.4	6.0

Total	$273.9	$322.3	$253.8	$272.4	$179.1

Gas Sales (000s Dths):
Residential	11,270	12,068	12,456	12,797	12,863
Commercial	8,155	8,187	8,585	8,539	8,574
Industrial	876	978	1,098	1,182	1,303

Retail subtotal	20,301	21,233	22,139	22,518	22,740
Interdepartmental	2,116	6,448	3,212	6,560	5,244
Transportation and other	21,094	25,200	17,472	13,236	13,328

Total	43,511	52,881	42,823	42,314	41,312

Retail Customers at End of Period:
Residential	162,726	160,226	157,213	153,914	151,576
Commercial	19,097	18,769	18,536	18,361	18,186
Industrial	275	294	296	340	361

Total	182,098	179,289	176,045	172,615	170,123

Other Selected Gas Data:
Heating degree days (a):
Madison (normal - 7,197)	6,499	6,796	6,831	7,337	6,929
Revenue per Dth sold to retail customers	$11.70	$12.04	$10.00	$9.83	$6.67
Purchased gas cost per Dth sold to retail customers	$7.77	$8.53	$6.57	$6.29	$3.89

(a)	Heating degree days are calculated using a 65 degree base. Normal degree days are calculated for Cedar Rapids using a fixed 30-year average and for Madison using a rolling 20-year average.

D.	INFORMATION RELATING TO NON-REGULATED OPERATIONS

Resources manages a relatively small portfolio of wholly-owned subsidiaries and additional investments through two distinct platforms: Non-regulated Generation and other non-regulated investments.

Non-regulated Generation - manages Alliant Energy’s non-regulated electric generating facilities. In June 2005, Resources completed the construction and commenced commercial operation of the 300 MW, simple-cycle, natural gas-fired SFEF near Sheboygan Falls, Wisconsin. Resources owns SFEF and leases it to WPL for an initial period of 20 years. Refer to Note 3(b) of WPL’s “Notes to Consolidated Financial Statements” for additional information regarding the SFEF lease. Resources also owns a 309 MW, simple-cycle, natural gas-fired electric generating facility in Neenah, Wisconsin. The entire power output of the facility is sold under contract to Milwaukee-based We Energies through May 2008. Also included in Non-regulated Generation is Industrial Energy Applications, Inc., which provides on-site energy services with small standby generators.

Other non-regulated investments - includes investments in environmental engineering and site remediation, transportation, construction management services for wind farms and several other modest investments, as well as a resort development in Mexico (Laguna del Mar) that Alliant Energy is divesting. Environmental engineering and site remediation includes RMT, Inc., an environmental and engineering consulting company that serves clients nationwide in a variety of industrial market segments and specializes in consulting on solid and hazardous waste management, site remediation, ground water quality monitoring and detection, and air quality control. Transportation includes a short-line railway that provides freight service between Cedar Rapids and Iowa City; barge terminal and hauling services on the Mississippi River; and other transfer and storage services. Construction management services for wind farms includes WindConnect™, a construction management service company that provides expertise in engineering, designing and constructing wind electric system projects.

Refer to Note 9(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of the sales of Alliant Energy’s investments in New Zealand and Brazil in December 2006 and January 2006, respectively. Refer to “Strategic Overview” in MDA and Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for information on Alliant Energy’s focused approach to its non-regulated operations as well as various other divestitures that Alliant Energy has completed.

E.	DISCLOSURE CONCERNING WEBSITE ACCESS TO REPORTS

Alliant Energy makes its periodic and current reports, and amendments to those reports, available, free of charge, on its website at www.alliantenergy.com/investors on the same day as such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Alliant Energy is not including the information contained on its website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

You should carefully consider each of the risks described below relating to Alliant Energy, IPL and WPL, together with all of the other information contained in this combined Annual Report on Form 10-K, before making an investment decision with respect to our securities. If any of the following risks develop into actual events, our business, financial condition, results of operations or cash flows could be materially and adversely affected and you may lose all or part of your investment.

Risks related to the regulation of our business could impact the rates we are able to charge, our costs and our profitability - We are subject to comprehensive regulation by federal and state regulatory authorities, which significantly influences our operating environment and the ability to timely recover costs from customers. In particular, our utility operations are regulated by regulatory authorities with jurisdiction over public utilities, including the IUB, the PSCW, the MPUC and FERC. These authorities regulate many aspects of our operations, including, but not limited to: rates charged to customers; costs of fuel, purchased power and natural gas that can be recovered from customers; the authorized rates of return on capital; our ability to site and construct new generating facilities; construction and maintenance of facilities; operations; safety; issuance of securities; accounting matters; and transactions between affiliates. Further, provisions of the Wisconsin Utility Holding Company Act limit our ability to invest in non-utility activities and could deter takeover attempts by a potential purchaser of our common stock that would be willing to pay a premium for our common stock. Our ability to obtain rate adjustments to maintain current rates of return depends upon regulatory action under applicable statutes and regulations, and we cannot assure that rate adjustments will be obtained or current authorized rates of return on capital will be earned. These regulatory authorities are also empowered to impose financial penalties and other sanctions on us if we are found to have violated statutes and regulations governing utility operations. IPL and WPL from time to time file rate cases with federal and state regulatory authorities. In future rate cases, if IPL and WPL do not receive an adequate amount of rate relief, rates are reduced, increased rates are not approved on a timely basis or costs are otherwise unable to be recovered through rates, we may experience an adverse impact on our financial condition, results of operations and cash flows. We are unable to predict the impact on our business and operating results from future regulatory activities of any of these agencies. Changes in regulations or the imposition of additional regulations may require us to incur additional expenses or change business operations or our business plan, which may have an adverse impact on our financial condition, results of operations and cash flows.

Changes in commodity prices or the availability of commodities may increase the cost of producing electric energy or decrease the amount we receive from selling electric energy, harming our financial performance - The prices that we may obtain for electric energy may not compensate for changes in coal, natural gas or energy spot-market costs, or changes in the relationship between such costs and the market prices of electric energy. As a result, we may be unable to pass on the changes in costs to our customers, which may result in an adverse effect on our financial condition, results of operations and cash flows. We are heavily exposed to changes in the price and availability of coal because the majority of the electricity generated by us is from our coal-fired generating facilities. We have contracts of varying durations for the supply and transportation of coal for most of our existing generating capability, but as these contracts end or otherwise are not honored, we may not be able to purchase coal on terms as favorable as the current contracts. Further, we rely on coal primarily from the Power River Basin in Wyoming and any disruption of coal production in, or transportation from, that region may cause us to incur additional costs and adversely affect our financial condition, results of operations and cash flows. We also have responsibility to supply natural gas to certain natural gas-fired electric generating facilities that we own and lease, which increase our exposure to the more volatile market prices of natural gas. We have natural gas supply contracts in place which are generally short term in duration. The natural gas supply commitments are either fixed price in nature or market-based. As some of the contracts are market-based, and all of the contracts are short-term, we may not be able to purchase natural gas on terms as favorable as the current contracts when the current contracts expire. Further, any disruption of production or transportation of natural gas may cause us to incur additional costs to purchase natural gas that may adversely impact our financial condition, results of operations and cash flows. The derivative instruments we use to manage our commodity risks have terms allowing our counterparties to demand cash collateral. Extensive cash collateral demands could adversely impact our cash flows.

We may incur additional costs or experience delays in generating facility construction and may not be able to recover our investment - Large construction projects are subject to risks over which we have limited or no control and which might adversely affect project costs or completion time. These risks include shortages of, the inability to obtain, the cost of and the consistency of labor, materials and equipment, the inability of the general contractor or subcontractors to perform under their contracts, work stoppages, adverse weather conditions, the inability to obtain necessary permits in a timely manner, changes in applicable laws or regulations, adverse interpretation or enforcement of permit conditions, governmental actions, legal action, and unforeseen engineering problems. If the construction of a generating facility is over budget, we may not be able to recover those excess costs. Inability to recover excess costs, or inability to complete construction in a timely manner, could adversely impact our financial condition, results of operations and cash flows.

Costs of compliance with new laws and the incurrence of liabilities, particularly related to the environment, could adversely affect our profitability - Our operations are subject to extensive regulation including environmental protection laws and regulations relating to, among other things, water discharges, management of hazardous and solid waste, and air emissions such as sulfur dioxide, nitrogen oxide, small particulates and mercury. New laws and regulations affecting our operations have been adopted by the EPA, including the Clean Air Mercury Rule and the Clean Air Interstate Rule, and possible new regulations from federal and state authorities may be adopted, requiring modifications to our utility operations. As an example, new regulations on carbon dioxide emissions may be adopted. New interpretations of existing laws and regulations could be adopted or become applicable to us or our facilities. These new regulations, possible new regulations and possible new interpretations may substantially increase compliance expenditures made by us or restrict our operations in the future. We also have current or previous ownership interests in sites associated with the production of gas and the production and delivery of electricity for which we may be liable for additional costs related to investigation, remediation and monitoring of these sites. Citizen groups or others may bring litigation over environmental issues including claims of various types, such as property damage, personal injury, and citizen enforcement of environmental requirements, such as opacity and other air quality standards which could subject us to penalties, injunctive relief and the cost of litigation. We cannot predict with certainty the amount and timing of all future expenditures (including the potential or magnitude of fines or penalties) related to environmental matters because of the difficulty of estimating clean-up and compliance costs, the uncertainty in quantifying liabilities under environmental laws that impose joint and several liabilities on all potentially responsible parties, the possibility that changes will be made to the current environmental laws and regulations, the possible inability to obtain necessary materials or skilled labor force required for certain equipment necessary to comply with environmental regulations, and the uncertainty regarding the type of compliance that will be required by final rules and regulations. Compliance with current and future federal and state environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment expenses and monitoring obligations which could adversely impact our financial condition, results of operations and cash flows.

Our operating results may fluctuate on a seasonal and quarterly basis and can be adversely affected by the impacts of weather - Our electric and gas utility businesses are seasonal businesses and weather patterns can have a material impact on their operating performance. Demand for electricity is greater in the summer months associated with air conditioning requirements. In addition, market prices for electricity peak in the summer. Demand for natural gas depends significantly upon weather patterns in winter months due to heavy use for residential and commercial heating. As a result, our overall operating results in the future may fluctuate substantially on a seasonal basis. In addition we have historically generated less revenues and income when weather conditions are warmer in the winter and cooler in the summer. We expect that unusually mild winters and summers could have an adverse effect on our financial condition, results of operations and cash flows.

Failure to provide reliable service to our utility customers could adversely affect our operating results - We are currently obligated to supply electric energy in parts of Iowa, Wisconsin and Minnesota. From time to time and because of unforeseen circumstances, the demand for electric energy required to meet these obligations could exceed our available electric generating capability and energy commitments pursuant to long-term purchased power agreements. The North American transmission grid is highly interconnected and, in extraordinary circumstances, disruptions at particular points within the grid could cause an extensive power outage in our delivery systems. Power outages in our service territories could result from factors outside of our control or service territories. If this occurs, we would have to buy electric energy in the market. Our utilities may not always have the ability to pass all the costs of purchasing the electric energy on to their customers, and even if they are able to do so, there may be a significant delay between the time the costs are incurred and the time the costs are recovered. Since these situations most often occur during periods of peak demand, it is possible that the market price for electric energy at the time we purchase it could be very high. Even if a supply shortage was brief, we could suffer substantial losses that could diminish our financial condition, results of operations and cash flows. The transmission system in our utilities’ service territories, especially in Wisconsin, is constrained, limiting our ability to transmit electric energy within our service territories and access electric energy from outside of our service territories. The transmission constraints could result in failure to provide reliable service to our utility customers or not being able to access lower cost sources of electric energy. Failure to provide safe and reliable service, including effects of equipment failures in electric and natural gas delivery systems or market demand for energy exceeding available supply, may result in reduced revenues and increased maintenance and capital costs, which could adversely impact our financial condition, results of operations and cash flows.

Threats of terrorism and catastrophic events that could result from terrorism or natural disasters may impact our operations in unpredictable ways - We are subject to direct and indirect effects of terrorist threats and activities. Generation and transmission facilities, in general, have been identified as potential targets. The effects of terrorist threats and activities include, among other things, terrorist actions or responses to such actions or threats, the inability to generate, purchase or transmit electric energy, the risk of significant slowdown in growth or a decline in the U.S. economy, disruption or volatility in, or other effects on capital markets, and the increased cost and adequacy of security and insurance. Catastrophic natural disasters may also impact our operations. Terrorists threats and activities and natural disasters may adversely impact our ability to generate, purchase or transmit electric energy or obtain fuel sources and may significantly slow growth, or cause a decline, in the economy within our service territories, which could adversely impact our financial condition, results of operations and cash flows.

Operation of electric generating facilities or construction or capital improvement of utility facilities may involve unanticipated changes or delays in operations that could negatively impact our business - The operation of electric generating facilities involves many risks, including start-up risks, breakdown or failure of equipment, transmission lines or pipelines, use of technology, the dependence on a specific fuel source, including the supply and transportation of fuel, as well as the risk of performance below expected or contracted levels of output or efficiency. These risks could negatively impact our business through asset degradation, lost revenues or increased costs, including the cost of replacement power. Additionally, our ability to successfully and timely complete construction of utility facilities or planned capital improvements to existing facilities within established budgets is contingent upon many variables and may be subject to substantial risks. Should such efforts be unsuccessful, we could be subject to additional costs and increased risk of non-recovery of construction or improvement costs through rates, which could adversely affect our financial condition, results of operations and cash flows.

We are exposed to risks related to economic conditions - Our utility operations are impacted by the economic conditions in our service territories. If economic conditions decline in our service territories, we may experience reduced demand for electricity or natural gas which could result in decreased earnings and cash flows. In addition, adverse economic conditions in our service territories could negatively impact our collections of accounts receivable. Any national economic downturn or disruption of financial markets could reduce our access to capital necessary for our operations and executing our strategic plan. A decline in economic conditions in our service territories or nationally could adversely impact our financial condition, results of operations and cash flows.

We are subject to limitations on our ability to pay dividends - Alliant Energy is a holding company with no significant operations of its own. Accordingly, the primary sources of funds for Alliant Energy to pay dividends to its shareowners are dividends and distributions from its subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts to us, whether by dividends, loans or other payments. The ability of our subsidiaries to pay dividends or make distributions to us and, accordingly, our ability to pay dividends on Alliant Energy common stock will depend on regulatory limitations and the earnings, cash flows, capital requirements and general financial condition of our subsidiaries. Our utilities each have dividend payment restrictions based on the terms of their outstanding preferred stock and regulatory limitations applicable to them. In addition, IPL has dividend payment restrictions based on its bond indentures. If we do not receive adequate dividends and distributions from our subsidiaries, then we may not be able to make, or may have to reduce, dividend payments on Alliant Energy common stock.

We are engaged in sales of assets and businesses; however, market conditions and other factors may hinder this strategy - We are in the process of selling, and may continue to sell, non-core assets. Sales prices for assets and businesses could fluctuate. Asset sales under poor market conditions could result in substantial losses. Buyers may find it difficult to obtain financing to purchase these assets. As part of any asset sale, we face challenges associated with pricing the assets correctly and limiting our environmental or other retained liabilities. These transactions also may divert management attention and other resources from day-to-day operations. Several factors specific to us could make asset sales particularly challenging. We are subject to regulatory approvals for the sale of certain assets, as are potential purchasers. These approvals can impose delays and structuring complications on asset sale transactions. Potential buyers may be reluctant to enter into agreements to purchase assets from us if they believe that required consents and approvals will result in significant delays or uncertainties in the transaction process.

We are subject to employee workforce factors that could affect our businesses - We are subject to employee workforce factors, including loss or retirement of key personnel, availability of qualified personnel, collective bargaining agreements with employees and work stoppage that could affect our businesses and financial condition, results of operations and cash flows.

Inability to access financial markets - We rely on accessing the capital markets to support capital expenditure programs and other capital requirements, including expenditures to build utility infrastructure and comply with future regulatory requirements. Successful implementation of our long-term business strategies is dependent upon the ability of us to access the capital markets under competitive terms and rates. If our access to capital were to become significantly constrained or costs of capital increased significantly due to lowered credit ratings, prevailing market or industry conditions, regulatory constraints or other factors, our financial condition, results of operations and cash flows could be significantly adversely affected.

Energy industry changes could have a negative effect on our businesses - As a public utility company with significant utility assets, we conduct our utility operations in an ever-changing business environment. The advent of new markets has the potential to significantly impact our financial condition, results of operations and cash flows. The new MISO wholesale energy market has the potential to significantly increase costs of transmission, costs associated with inefficient generation dispatching, costs of participation in the market and costs stemming from estimated payment settlements. Competitive pressures, including advances in technology that reduce the costs of alternative methods of producing electric energy to a level that is competitive with that of current electric production methods, could result in our utilities losing market share and customers and incurring stranded costs (i.e., assets and other costs rendered unrecoverable through customer rates as a result of competitive pricing), which would be borne by our shareowners. Although the pace of restructuring in our primary retail electric service territories has been delayed (and may continue to be delayed for a long period of time) due to uncertainty and developments in the industry, we cannot predict the timing of a restructured electric industry or the impact on our financial condition, results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

IPL

IPL’s electric generating stations at Dec. 31, 2006, were as follows:

Name and Location	Primary Fuel	2006 Summer
of Station	Type	Capability in KWs

Ottumwa Generating Station, Ottumwa, IA	Coal	321,665	(a)
Lansing Units 1, 2, 3 and 4, Lansing, IA	Coal	314,814
M. L. Kapp Plant Units 1 and 2, Clinton, IA	Coal	238,034
Burlington Generating Station, Burlington, IA	Coal	211,950
Prairie Creek Station, Cedar Rapids, IA	Coal	201,912
George Neal Unit 4, Sioux City, IA	Coal	165,476	(b)
George Neal Unit 3, Sioux City, IA	Coal	144,200	(c)
Sutherland Station, Marshalltown, IA	Coal	139,709
Dubuque Units 2, 3 and 4, Dubuque, IA	Coal	78,307
Sixth Street Station, Cedar Rapids, IA	Coal	55,080
Louisa Unit 1, Louisa, IA	Coal	28,000	(d)
Total Coal				1,899,147

Marshalltown Combustion Turbines, Marshalltown, IA	Oil	166,728
Lime Creek Plant Combustion Turbine Units 1 and 2,
Mason City, IA	Oil	72,526
Centerville Combustion Turbines, Centerville, IA	Oil	50,235
Montgomery Combustion Turbine Unit 1, Montgomery, MN	Oil	19,959
Diesel Stations, in IA/MN	Oil	18,594
Total Oil				328,042

Emery Generating Station, Mason City, IA	Gas	559,480
Fox Lake Plant Units 1 and 3, Sherburn, MN	Gas	97,136
Burlington Combustion Turbines, Burlington, IA	Gas	65,423
Agency Street Combustion Turbines, West Burlington, IA	Gas	64,205
Grinnell Station, Grinnell, IA	Gas	43,318
Red Cedar Combustion Turbine, Cedar Rapids, IA	Gas	17,490
Total Gas				847,052

Total generating capability				3,074,241

All KWs shown below represent the 2006 summer generating capability.

(a)	Represents IPL’s 48% ownership interest in this 670,136 KW generating station, which is operated by IPL.
(b)	Represents IPL’s 25.695% ownership interest in this 644,000 KW generating station, which is operated by MidAmerican Energy Company (MidAmerican).
(c)	Represents IPL’s 28% ownership interest in this 515,000 KW generating station, which is operated by MidAmerican.
(d)	Represents IPL’s 4% ownership interest in this 700,000 KW generating station, which is operated by MidAmerican.

At Dec. 31, 2006, IPL owned approximately 20,037 miles of overhead electric distribution line and 2,391 miles of underground electric distribution cable, as well as 7,163 miles of electric transmission line and 795 distribution and transmission substations substantially all located in Iowa, Minnesota and Illinois. IPL’s gas properties consist primarily of mains and services, meters, regulating and gate stations and other related distribution equipment. At Dec. 31, 2006, IPL’s gas distribution facilities included approximately 4,923 miles, 230 miles and 256 miles of gas mains located in Iowa, Minnesota and Illinois, respectively. IPL’s other property included in “Other plant in service” on its Consolidated Balance Sheets consists primarily of operating and storeroom facilities, vehicles, computer hardware and software, communication equipment and other miscellaneous tools and equipment. IPL’s properties are suitable for their intended use and substantially all are held subject to the liens of indentures relating to IPL’s Collateral Trust Bonds and First Mortgage Bonds. Refer to Notes 17, 18 and 22 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of IPL’s utility operations in Illinois which were sold in February 2007, IPL’s interest in DAEC which was sold in January 2006 and IPL’s proposed sale of its electric transmission assets, respectively. Refer to “Strategic Overview” in MDA for discussion of Alliant Energy’s utility generation plan.

WPL

WPL’s electric generating stations at Dec. 31, 2006, were as follows:

Name and Location	Primary Fuel	2006 Summer
of Station	Type	Capability in KWs

Columbia Energy Center, Portage, WI	Coal	512,709	(a)
Edgewater Generating Station #5, Sheboygan, WI	Coal	308,552	(b)
Nelson Dewey Generating Station, Cassville, WI	Coal	220,518
Edgewater Generating Station #4, Sheboygan, WI	Coal	218,004	(c)
Edgewater Generating Station #3, Sheboygan, WI	Coal	75,270
Total Coal				1,335,053

South Fond du Lac Combustion Turbine
Units 2 and 3, Fond du Lac, WI	Gas	162,807
Rock River Generating Station, Beloit, WI	Gas	155,049
Rock River Combustion Turbine, Beloit, WI	Gas	146,169
Blackhawk Generating Station, Beloit, WI	Gas	51,623
Sheepskin Combustion Turbine, Edgerton, WI	Gas	36,835
Total Gas				552,483

Prairie du Sac Hydro Plant, Prairie du Sac, WI	Hydro	16,000
Kilbourn Hydro Plant, Wisconsin Dells, WI	Hydro	8,000
Total Hydro				24,000

Total generating capability				1,911,536

All KWs shown below represent the 2006 summer generating capability.

(a)	Represents WPL’s 46.2% ownership interest in this 1,109,759 KW generating station, which is operated by WPL.
(b)	Represents WPL’s 75% ownership interest in this 411,402 KW generating station, which is operated by WPL.
(c)	Represents WPL’s 68.2% ownership interest in this 319,654 KW generating station, which is operated by WPL.

At Dec. 31, 2006, WPL owned approximately 16,914 miles of overhead electric distribution line and 4,005 miles of underground electric distribution cable, as well as 219 distribution substations, all located in Wisconsin and Illinois. In 2001, WPL’s transmission assets were transferred to ATC. WPL’s gas properties consist primarily of mains and services, meters, regulating and gate stations and other related distribution equipment. At Dec. 31, 2006, WPL’s gas distribution facilities included approximately 3,833 miles and 163 miles of gas mains located in Wisconsin and Illinois, respectively. WPL’s other property included in “Other plant in service” on its Consolidated Balance Sheets consists primarily of operating and storeroom facilities, vehicles, computer hardware and software, communication equipment and other miscellaneous tools and equipment. WPL’s properties are suitable for their intended use and substantially all are held subject to the lien of WPL’s First Mortgage Bond indenture. Refer to Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of WPL’s utility operations in Illinois which were sold in February 2007. Refer to “Strategic Overview” in MDA for further discussion of Alliant Energy’s utility generation plan. Refer to Note 3(b) of WPL’s “Notes to Consolidated Financial Statements” for information regarding WPL’s lease of SFEF from Resources’ Non-regulated Generation business.

Resources

Resources’ principal properties included in “Property, plant and equipment - Non-regulated and other” on Alliant Energy’s Consolidated Balance Sheet at Dec. 31, 2006 were as follows:

Non-regulated Generation - includes two principal electric generating facilities: 1) a 309 MW, simple cycle, natural gas-fired facility in Neenah, Wisconsin, which is tolled through May 2008; and 2) a 300 MW, simple cycle, natural gas-fired facility near Sheboygan Falls, Wisconsin, which is leased to WPL. In addition, Industrial Energy Applications, Inc. owns standby generation and steam production systems substantially all located in Iowa.

Other non-regulated investments - Transportation owns a short-line railway in Iowa with 112 railroad track miles, 11 active locomotives and 150 railcars; and a barge terminal on the Mississippi River. In addition, other non-regulated investments include two corporate airplanes and modest real estate investments.

Corporate Services

Corporate Services’ property included in “Property, plant and equipment - Non-regulated and other” on Alliant Energy’s Consolidated Balance Sheet at Dec. 31, 2006 consisted primarily of computer software.

ITEM 3. LEGAL PROCEEDINGS

Alliant Energy - None.

IPL - None.

WPL - None.

In addition to any legal proceedings discussed in Alliant Energy’s, IPL’s and WPL’s reports to the SEC, Alliant Energy, IPL and WPL are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material adverse effect on Alliant Energy’s, IPL’s or WPL’s financial condition, results of operations or cash flows.

Environmental Matters

Additional information required by Item 3 with regards to environmental matters is included in “C. Information Relating to Utility Operations - Electric Utility Operations” in “Business,” “Liquidity and Capital Resources” in MDA and Note 12(e) of Alliant Energy’s “Notes to Consolidated Financial Statements,” which information is incorporated herein by reference.

Rate Matters

The information required by Item 3 with regards to rate matters is included in “B. Information Relating to Alliant Energy on a Consolidated Basis - Regulation” and “C. Information Relating to Utility Operations” in “Business,” Notes 1(b) and 2 of Alliant Energy’s “Notes to Consolidated Financial Statements” and “Rates and Regulatory Matters” in MDA, which information is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANTS

None of the executive officers for Alliant Energy, IPL or WPL listed below are related to any member of the Board of Directors or nominee for director or any other executive officer. All of the executive officers have no definite terms of office and serve at the pleasure of the Board of Directors. The executive officers of Alliant Energy, IPL and WPL as of the date of this filing are as follows (numbers following the names represent the officer’s age as of Dec. 31, 2006):

Executive Officers of Alliant Energy

William D. Harvey, 57, was elected Chairman of the Board effective February 2006 and President and Chief Executive Officer (CEO) effective July 2005 and has been a board member since January 2005. He previously served as President and Chief Operating Officer (COO) since 2004 and Executive Vice President (EVP)-Generation from 1998 to 2003.

Eliot G. Protsch, 53, was elected Senior EVP and Chief Financial Officer (CFO) effective January 2004. He previously served as EVP and CFO since September 2003 and as EVP-Energy Delivery from 1998 to September 2003.

Barbara J. Swan, 55, was elected EVP and General Counsel effective October 1998.

Thomas L. Aller, 57, was elected Senior Vice President-Energy Delivery effective January 2004. He previously served as interim EVP-Energy Delivery since September 2003 and as Vice President (VP)-Investments at Resources from 1998 to 2003.

Dundeana K. Doyle, 48, was elected VP-Strategy and Regulatory Affairs effective January 2007. She previously served as VP-Strategy and Risk since May 2003 and VP-Infrastructure Security from 2002 to May 2003.

Thomas L. Hanson, 53, was elected VP-Controller and Chief Accounting Officer (CAO) effective January 2007. He previously served as VP and Treasurer since April 2002 and Managing Director-Generation Services from 2001 to April 2002.

Patricia L. Kampling, 47, was elected VP and Treasurer effective January 2007. She previously served as VP-Finance since August 2005 and as Treasurer of IPSCO Inc. from September 2004 to August 2005 and Senior VP and CFO of Exelon Enterprises Company, LLC (a subsidiary of Exelon Corporation) from 2000 to 2002.

Peggy Howard Moore, 56, was elected VP-Finance effective January 2007. She previously served as VP-Customer Service and Operations Support since 2004 and as Managing Director-Customer Information and Services from 2002 to 2004.

Executive Officers of IPL

William D. Harvey, 57, was elected Chairman of the Board effective February 2006 and CEO effective July 2005 and has been a board member since January 2005. He previously served as COO since 2004 and EVP-Generation from 1998 to 2003.

Thomas L. Aller, 57, was elected President effective January 2004.

Eliot G. Protsch, 53, was elected CFO effective January 2004. He previously served as EVP and CFO since September 2003 and also as President from 1998 through 2003.

Barbara J. Swan, 55, was elected EVP and General Counsel effective October 1998.

Dundeana K. Doyle, 48, was elected VP-Strategy and Regulatory Affairs effective January 2007.

Thomas L. Hanson, 53, was elected VP-Controller and CAO effective January 2007.

Patricia L. Kampling, 47, was elected VP and Treasurer effective January 2007.

Peggy Howard Moore, 56, was elected VP-Finance effective January 2007.

Executive Officers of WPL

William D. Harvey, 57, was elected Chairman of the Board effective February 2006 and CEO effective July 2005 and has been a board member since January 2005. He previously served as COO since 2004 and President from 1998 to 2003.

Barbara J. Swan, 55, was elected President effective January 2004. She previously served as EVP and General Counsel since 1998.

Eliot G. Protsch, 53, was elected CFO effective January 2004. He previously served as EVP and CFO since September 2003 and EVP-Energy Delivery from 1998 to September 2003.

Thomas L. Aller, 57, was elected Senior VP-Energy Delivery effective January 2004.

Dundeana K. Doyle, 48, was elected VP-Strategy and Regulatory Affairs effective January 2007.

Thomas L. Hanson, 53, was elected VP-Controller and CAO effective January 2007.

Patricia L. Kampling, 47, was elected VP and Treasurer effective January 2007.

Peggy Howard Moore, 56, was elected VP-Finance effective January 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Alliant Energy’s common stock trades on the New York Stock Exchange under the symbol “LNT.” Quarterly sales price ranges and dividends with respect to Alliant Energy’s common stock were as follows:

	2006			2005
Quarter	High	Low	Dividend	High	Low	Dividend
First	$33.62	$27.79	$0.2875	$28.59	$25.80	$0.2625
Second	35.17	30.94	0.2875	28.26	25.56	0.2625
Third	37.16	33.91	0.2875	30.58	27.85	0.2625
Fourth	39.96	35.69	0.2875	30.38	25.79	0.2625
Year	39.96	27.79	1.15	30.58	25.56	1.05

Stock closing price at Dec. 31, 2006: $37.77

Although Alliant Energy’s practice has been to pay cash dividends on its common stock quarterly, the timing of payment and amount of future dividends are necessarily dependent upon future earnings, capital requirements, general financial condition, general business conditions, the ability of Alliant Energy’s subsidiaries to pay dividends, approval from its Board of Directors and other factors. In December 2006, Alliant Energy announced an increase in its 2007 annual common stock dividend from $1.15 per share to $1.27 per share, which is equivalent to a quarterly rate of $0.3175 per share, beginning with the Feb. 15, 2007 dividend payment. Payment of future 2007 quarterly dividends is subject to the actual dividend declaration by Alliant Energy’s Board of Directors.

At Dec. 31, 2006, there were approximately 43,826 holders of record of Alliant Energy’s stock, including holders through Alliant Energy’s Shareowner Direct Plan.

Alliant Energy is the sole common shareowner of all 13,370,788 shares of IPL common stock currently outstanding. During 2006 and 2005, IPL paid dividends on its common stock of $220 million and $110 million, respectively, to Alliant Energy. The 2006 dividend amount includes a $110 million dividend to Alliant Energy pursuant to the IUB order approving the sale of DAEC. In accordance with the IUB order authorizing the IPL merger, IPL must inform the IUB if its common equity ratio falls below 42% of total capitalization. Alliant Energy is the sole common shareowner of all 13,236,601 shares of WPL common stock currently outstanding. During 2006 and 2005, WPL paid dividends on its common stock of $92 million and $90 million, respectively, to Alliant Energy. In its July 2005 rate order, the PSCW stated WPL may not pay annual common stock dividends, including pass-through of subsidiary dividends, in excess of $92 million to Alliant Energy if WPL’s actual average common equity ratio, on a financial basis, is or will fall below the test year authorized level of 53.14%. WPL’s dividends are also restricted to the extent that such dividend would reduce the common stock equity ratio to less than 25%. IPL and WPL each have common stock dividend payment restrictions based on the terms of their outstanding preferred stock. In addition, IPL has dividend payment restrictions based on its bond indentures. At Dec. 31, 2006, IPL and WPL were in compliance with all such dividend restrictions. In its January 2007 rate order, the PSCW stated WPL may not pay annual common stock dividends, including pass-through of subsidiary dividends, in excess of $91 million to Alliant Energy if WPL’s actual average common equity ratio, on a financial basis, is or will fall below the test year authorized level of 51.0%.

A summary of Alliant Energy common stock repurchases for the quarter ended Dec. 31, 2006 was as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Purchased as	Value) of Shares That
	of Shares	Paid Per	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Share	Announced Plan (b)	Under the Plan (a) (b)
Oct. 1 to Oct. 31	1,007	$37.29	--	$95 million
Nov. 1 to Nov. 30	2,256	39.29	--	95 million
Dec. 1 to Dec. 31	380	38.55	--	95 million
Total	3,643	38.66	--

(a)

Represents shares of Alliant Energy common stock purchased on the open market and held in a rabbi trust under the Alliant Energy Key Employee Deferred Compensation Plan (KEDCP) and the Alliant Energy Deferred Compensation Plan for Directors (DDCP). There is no limit on the number of shares of Alliant Energy common stock that may be held under the KEDCP or the DDCP, which currently do not have expiration dates.

(b)

On Aug. 3, 2006, Alliant Energy announced its Board of Directors approved a plan to repurchase up to $200 million of its common stock. In the third quarter of 2006, Alliant Energy repurchased 2.9 million shares of its common stock on the open market for $105 million. On Feb. 8, 2007, Alliant Energy announced its Board of Directors approved a plan to repurchase an additional $200 million of its common stock, for a total of $400 million. These authorizations expire on Dec. 31, 2007.

ITEM 6. SELECTED FINANCIAL DATA

Alliant Energy

Financial Information	2006 (a)		2005 (a)		2004 (a)		2003		2002

	(dollars in millions, except per share data)
Income Statement Data:
Operating revenues	$3,359.4		$3,279.6		$2,804.8		$2,726.0		$2,330.0
Income from continuing operations	338.3		56.4		218.4		151.7		85.0
Income (loss) from discontinued operations, net of tax	(22.6)		(64.1)		(72.9)		37.8		21.9
Income (loss) before cumulative effect of changes in
accounting principles	315.7		(7.7)		145.5		189.5		106.9
Cumulative effect of changes in accounting
principles, net of tax	--		--		--		(6.0)		--
Net income (loss)	315.7		(7.7)		145.5		183.5		106.9

Common Stock Data:
Earnings per average common share (basic):
Income from continuing operations	$2.90		$0.48		$1.93		$1.50		$0.94
Income (loss) from discontinued operations	($0.20)		($0.55)		($0.65)		$0.37		$0.24
Cumulative effect of changes in accounting principles	$--		$--		$--		($0.06)		$--
Net income (loss)	$2.70		($0.07)		$1.28		$1.81		$1.18
Earnings per average common share (diluted):
Income from continuing operations	$2.89		$0.48		$1.92		$1.50		$0.94
Income (loss) from discontinued operations	($0.20)		($0.55)		($0.64)		$0.37		$0.24
Cumulative effect of changes in accounting principles	$--		$--		$--		($0.06)		$--
Net income (loss)	$2.69		($0.07)		$1.28		$1.81		$1.18
Common shares outstanding at year-end (000s)	116,	127	117,	036	115,	742	110,	963	92,	304
Dividends declared per common share	$1.15		$1.05		$1.0125		$1.00		$2.00
Market value per share at year-end	$37.77		$28.04		$28.60		$24.90		$16.55
Book value per share at year-end	$22.83		$20.85		$22.13		$21.37		$19.89
Market capitalization at year-end	$4,386.1		$3,281.7		$3,310.2		$2,763.0		$1,527.6

Other Selected Financial Data:
Cash flows from operating activities (continuing operations)	$420.7		$600.2		$498.2		$438.6		$481.1
Construction and acquisition expenditures (continuing operations)	$397.4		$527.6		$633.4		$815.6		$624.0
Total assets at year-end	$7,084.1		$7,733.1		$8,275.2		$7,797.5		$7,848.2
Long-term obligations, net	$1,520.7		$2,147.0		$2,502.0		$2,307.8		$2,770.3
Times interest earned before income taxes (b)	4.84X		1.13X		2.86X		2.19X		1.78X
Capitalization ratios:
Common equity	58%		48%		48%		48%		37%
Preferred stock	5%		5%		5%		5%		4%
Long- and short-term debt	37%		47%		47%		47%		59%

Total	100%		100%		100%		100%		100%

(a)	Refer to "Alliant Energy Results of Operations" in MDA for discussion of the 2006, 2005 and 2004 results of operations.
(b)	Represents the sum of income from continuing operations before income taxes plus preferred dividend requirements of subsidiaries plus interest expense divided by interest expense. The calculation does not consider the "Loss on early extinguishment of debt" that Alliant Energy has incurred as part of interest expense.

IPL	2006 (a)	2005 (a)	2004 (a)	2003	2002
	(in millions)

Operating revenues	$1,754.8	$1,681.7	$1,459.6	$1,371.2	$1,242.4
Earnings available for common stock	157.0	149.7	110.3	87.1	88.0
Cash dividends declared on common stock	219.8	109.9	102.0	89.1	81.8
Cash flows from operating activities	272.2	332.0	347.6	322.4	250.0
Total assets	3,628.6	3,976.6	3,869.1	3,621.0	3,192.8
Long-term obligations, net	895.0	993.4	1,038.9	910.5	902.2

(a) Refer to “IPL Results of Operations” in MDA for a discussion of the 2006, 2005 and 2004 results of operations.

Alliant Energy is the sole common shareowner of all 13,370,788 shares of IPL’s common stock outstanding. As such, earnings per share data is not disclosed herein.

WPL	2006 (a)	2005 (a)	2004 (a)	2003	2002
	(in millions)

Operating revenues	$1,401.3	$1,409.6	$1,209.8	$1,217.0	$989.5
Earnings available for common stock	102.0	101.8	110.4	111.6	77.6
Cash dividends declared on common stock	92.2	89.8	89.0	70.6	59.6
Cash flows from operating activities	162.6	176.6	199.3	138.5	223.9
Total assets	2,699.1	2,667.6	2,656.1	2,469.3	2,335.1
Long-term obligations, net	403.8	403.7	491.3	453.5	523.3

(a) Refer to “WPL Results of Operations” in MDA for a discussion of the 2006, 2005 and 2004 results of operations.

Alliant Energy is the sole common shareowner of all 13,236,601 shares of WPL’s common stock outstanding. As such, earnings per share data is not disclosed herein.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (MDA)

This MDA includes information relating to Alliant Energy Corporation (Alliant Energy), Interstate Power and Light Company (IPL) and Wisconsin Power and Light Company (WPL), as well as Alliant Energy Resources, Inc. (Resources) and Alliant Energy Corporate Services, Inc. (Corporate Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: federal and state regulatory or governmental actions, including the impact of energy-related legislation in Congress, federal tax legislation and regulatory agency orders; the ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs and deferred expenditures, the earning of reasonable rates of return and the payment of expected levels of dividends; current or future litigation, regulatory investigations, proceedings or inquiries; economic and political conditions in Alliant Energy’s service territories; issues related to the availability of Alliant Energy’s generating facilities and the supply and delivery of fuel and purchased electricity and price thereof, including the ability to recover purchased power, fuel and fuel-related costs through rates in a timely manner; the impact higher fuel and fuel-related prices and other economic conditions may have on customer demand for utility services, customers’ ability to pay utility bills and Alliant Energy’s ability to collect unpaid utility bills; unanticipated issues in connection with Alliant Energy’s construction of new generating facilities; unanticipated construction and acquisition expenditures; costs associated with Alliant Energy’s environmental remediation efforts and with environmental compliance generally; weather effects on results of operations; financial impacts of Alliant Energy’s hedging strategies, including the impact of weather hedges on Alliant Energy’s utility earnings; issues related to electric transmission, including operating in the Midwest Independent System Operator (MISO) energy market, the impact of potential future billing adjustments from MISO, recovery of costs incurred, and legislative and regulatory issues affecting such transmission; unanticipated issues related to the Calpine Corporation (Calpine) bankruptcy that could adversely impact Alliant Energy’s purchased power agreements (PPAs); the direct or indirect effects resulting from terrorist incidents or responses to such incidents; unplanned outages at Alliant Energy’s generating facilities and risks related to recovery of incremental costs through rates; continued access to the capital markets; material declines in the fair market value of, or expected cash flows from, Alliant Energy’s investments; inflation and interest rates; Alliant Energy’s ability to achieve its dividend payout ratio goal; developments that adversely impact Alliant Energy’s ability to implement its strategic plan, including Alliant Energy’s ability to complete its proposed or potential divestitures of various businesses and investments, including IPL’s electric transmission assets and Alliant Energy’s investment in Mexico, on a timely basis, for anticipated proceeds and with the requested regulatory treatment of any gains resulting from the sale of IPL’s electric transmission assets; the incurrence of any material post-closing adjustments related to any of Alliant Energy’s past asset divestitures; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; access to technological developments; the impact of necessary accruals or adjustments for the terms of Alliant Energy’s short- and long-term incentive compensation plans; the effect of accounting pronouncements issued periodically by standard-setting bodies; Alliant Energy’s ability to continue cost controls and operational efficiencies; Alliant Energy’s ability to identify and successfully complete potential development projects; the ability to utilize any tax capital losses and net operating losses generated to-date and those that may be generated in the future, before they expire; the ability to successfully complete ongoing tax audits and appeals with no material impact on Alliant Energy’s earnings and cash flows; and factors listed in “Risk Factors” in Item 1A and “Other Matters - Other Future Considerations.” Alliant Energy assumes no obligation, and disclaims any duty, to update the forward-looking statements in this report.

EXECUTIVE SUMMARY

Description of Business - Alliant Energy is an investor-owned public utility holding company, whose primary subsidiaries are IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation, transmission, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets in Iowa and Minnesota. WPL is a public utility engaged principally in the generation, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets in Wisconsin. Resources is the parent company for Alliant Energy’s non-regulated businesses. Corporate Services provides administrative services to Alliant Energy and its subsidiaries.

Alliant Energy manages three primary businesses as defined below: 1) utility business (IPL and WPL); 2) non-regulated businesses (Resources and subsidiaries); and 3) Alliant Energy parent and other.

Utility Business - IPL and WPL own a portfolio of electric generating facilities with a diversified fuel mix including coal, natural gas and renewable resources. The output from these generating facilities, supplemented with purchased power, is used to provide electric service to approximately 1 million electric customers in the upper Midwest. The utility business also procures natural gas from various suppliers to provide service to approximately 420,000 retail gas customers in the upper Midwest. Alliant Energy’s utility business is its primary source of earnings and cash flows. The earnings and cash flows from the utility business are sensitive to various external factors including, but not limited to, the impact of weather on electric and gas sales volumes, the amount and timing of rate relief approved by regulatory authorities and other factors listed in “Forward-Looking Statements.”

Non-regulated Businesses - Resources manages a relatively small portfolio of businesses through two distinct platforms: Non-regulated Generation (manages electric generating facilities) and other non-regulated investments (includes investments in environmental engineering and site remediation, transportation, construction management services for wind farms and several other modest investments, as well as a resort development in Mexico that Alliant Energy is divesting).

Alliant Energy Parent and Other - includes the operations of Alliant Energy (the parent holding company) as well as Corporate Services.

Summary of Historical Results of Operations - Alliant Energy’s earnings per average common share (EPS) were as follows:

	2006	2005	2004
Income from continuing operations	$2.89	$0.48	$1.92
Loss from discontinued operations	(0.20)	(0.55)	(0.64)
Net income (loss)	$2.69	($0.07)	$1.28

Additional details regarding Alliant Energy’s net income (loss) were as follows (in millions):

	2006	2005	2004
Continuing operations:
Utility	$259.0	$251.7	$221.4
Non-regulated (Resources)	69.0	(197.7)	4.0
Alliant Energy parent and other (taxes, interest
and administrative and general)	10.3	2.4	(7.0)
Income from continuing operations	338.3	56.4	218.4
Loss from discontinued operations	(22.6)	(64.1)	(72.9)
Net income (loss)	$315.7	($7.7)	$145.5

2006 vs. 2005 Summary - Increased earnings from Alliant Energy’s utility business in 2006 were primarily due to lower nuclear-related operating expenses resulting from the sales of its interests in its two nuclear facilities, the Duane Arnold Energy Center (DAEC) and the Kewaunee Nuclear Power Plant (Kewaunee), in January 2006 and July 2005, respectively, an under-recovery of retail fuel-related costs at WPL in 2005, impacts of an updated depreciation study implemented at IPL on Jan. 1, 2006 and higher weather-normalized retail electric and gas sales. These increases were substantially offset by higher nuclear-related capacity costs from purchased power agreements entered into with the new owners of DAEC and Kewaunee upon the sales of these facilities, higher incentive compensation-related expenses and the net impacts of weather and weather hedging activities on Alliant Energy’s electric margins. The improved results from continuing operations for Alliant Energy’s non-regulated businesses were largely due to after-tax, asset valuation charges of $202 million ($1.73 per share) recorded in 2005 related to Alliant Energy’s Brazil investments, which Alliant Energy sold in the first quarter of 2006, and an after-tax gain on the sale of Alliant Energy New Zealand Ltd. (AENZ) stock of $150 million ($1.28 per share) in 2006. These increases were partially offset by increased after-tax charges related to further debt reductions at Resources of $57 million ($0.48 per share) in 2006 compared to $34 million ($0.29 per share) in 2005. The increased earnings were also partially offset by after-tax foreign currency transaction losses of $13 million ($0.11 per share) incurred in 2006 associated with Alliant Energy’s New Zealand investments, $13 million ($0.11 per share) of income realized in 2005 related to adjustments of deferred income tax valuation allowances resulting from changes in Alliant Energy’s anticipated ability to utilize capital losses prior to their expiration, a $9 million after-tax loss ($0.08 per share) from the sale of steam turbine equipment in 2006 and tax adjustments recorded in 2006.

2005 vs. 2004 Summary - Higher earnings from Alliant Energy’s utility business in 2005 compared to 2004 were largely due to higher electric margins and $0.08 per share of earnings from the impact of issues resolved in a federal income tax audit. These items were partially offset by higher generation-related, depreciation and regulatory-related costs. Earnings from continuing operations at Alliant Energy’s non-regulated businesses were lower in 2005 compared to 2004 largely due to the asset valuation charges recorded in 2005 related to Alliant Energy’s Brazil investments and charges recorded in 2005 related to further debt reductions at Resources. These items were partially offset by improved operating results from Alliant Energy’s International and other businesses and the reversal of deferred income tax asset valuation allowances in 2005 resulting from a change in Alliant Energy’s anticipated ability to utilize capital losses prior to their expiration. The 2004 non-regulated results included an after-tax gain of $9 million ($0.08 per share) realized from the sale of Alliant Energy’s remaining interest in Whiting Petroleum Corporation (WPC) and after-tax charges of $5 million ($0.05 per share) related to early debt reductions at Resources.

Refer to “Alliant Energy Results of Operations,” “IPL Results of Operations” and “WPL Results of Operations” for additional details regarding the various factors impacting their respective earnings during 2006, 2005 and 2004.

STRATEGIC OVERVIEW

Summary - Alliant Energy is committed to maintaining sustained, long-term strong financial performance with a strong balance sheet and credit ratings. This strong financial performance will help ensure access to capital markets at reasonable costs as Alliant Energy embarks on a substantial infrastructure investment program described in “Utility Generation Plan” below. Alliant Energy believes it is well positioned to implement its strategic plan following the divestiture of numerous non-regulated and utility businesses discussed in “Business Divestitures” below.

Alliant Energy’s utility business is expected to provide the majority of Alliant Energy’s earnings and cash flows in the future and the larger share of its long-term earnings growth through investments in new utility generation, by earning returns authorized by regulators and by continuing its focus on controlling costs. Alliant Energy is utilizing a comprehensive Lean Six Sigma program to assist it in generating cost savings and operational efficiencies in both its utility and non-regulated businesses.

Utilities as Primary Business Platform - Alliant Energy’s utility business is the growth platform within its strategic plan, and is where Alliant Energy expects to invest substantially all of its capital in 2007 and 2008. Refer to “Liquidity and Capital Resources - Cash Flows From (Used For) Continuing Investing Activities - Construction and Acquisition Expenditures” for additional information regarding capital expenditure forecasts. The strategic plan for Alliant Energy’s utility operations is concentrated on: 1) building and maintaining the generation and infrastructure necessary to provide Alliant Energy’s utility customers with safe, reliable and environmentally sound energy service; 2) earning returns authorized by its regulators; 3) controlling costs to mitigate potential rate increases; and 4) completing the proposed sale of IPL’s electric transmission assets discussed in “Utility Business Divestitures” below.

Alliant Energy believes legislation passed in Iowa and Wisconsin provides utility companies in those states with the necessary rate making principles - and resulting increased regulatory and investment certainty - prior to making certain generation investments. These changes have enabled Alliant Energy to pursue additional generation investments in its utility business to serve its customers and to provide shareowners with greater certainty regarding the returns on these investments. Refer to “Rates and Regulatory Matters” for additional information regarding the progressive legislation.

Focused Approach to Non-regulated Operations - The strategic plan for Alliant Energy’s non-regulated operations involves maintaining a relatively small portfolio of lower-risk, mature businesses, which are accretive to earnings but not significant users of capital. Consistent with this strategic focus, Alliant Energy completed the divestiture of numerous non-regulated businesses in the past four years and expects to complete the divestiture of its remaining international investment in Mexico in 2007. Refer to “Non-regulated Business Divestitures” below for details of non-regulated asset divestiture activity in 2006 and to-date in 2007.

Utility Generation Plan - Alliant Energy’s current utility generation plan for the 2007 to 2013 time period reflects the need to increase base-load generation in both Iowa and Wisconsin. The proposed new generation is expected to meet increasing customer demand, reduce reliance on purchased power agreements and mitigate the impacts of potential future plant retirements. Alliant Energy will continue to purchase energy and capacity in the market and intends to remain a net purchaser of both, but at a reduced level assuming the successful completion of these generation projects. The plan also reflects continued commitments to Alliant Energy’s energy efficiency and environmental protection programs. Alliant Energy continues to monitor developments related to state and federal renewable portfolio standards, environmental requirements for new generation and federal and state tax incentives. Alliant Energy reviews and updates, as deemed necessary and in accordance with regulatory requirements, its utility generation plan and expects to adjust its plan as needed to meet any of these standards or to react to any market factors increasing or decreasing the availability or cost effectiveness of the various renewable energy technologies and other alternatives to its utility generation plan. Alliant Energy’s current utility generation plan for the 2007 to 2013 time period is as follows (megawatts (MW)):

Owner or				Expected
Counterparty		Owned	Capacity	Commercial
to PPA	Generation Type	or PPA	(MW)	Operation Date	Notes
IPL and/or WPL	Wind	PPA	20-100	2007 - 2009
WPL	Wind	Owned	60-100	2008	(a)
IPL	Wind	Owned	100	2009	(b)
WPL	Wind	Owned	200	2009	(b)
WPL	Clean-coal technology (Base-load)	Owned	300	2012	(c)
IPL and/or WPL	Anaerobic digesters	PPA	3	2013
IPL	Clean-coal technology (Base-load)	Owned	250	2013 or 2014	(d)

(a)

In July 2006, WPL purchased the development rights for a 60 to 100 MW wind farm project located in Fond du Lac County, Wisconsin. In September 2006, WPL filed for approval from the Public Service Commission of Wisconsin (PSCW) to construct the wind farm and to specify in advance fixed financial parameters and rate making principles. In its regulatory application, WPL requested a return on common equity of 12.90% along with a capital structure which includes a 53% common equity ratio. WPL expects a decision from the PSCW in the first half of 2007. The expected commercial operation date is subject to the timing of pending regulatory approval and availability of wind turbines. Depending on the final model and size of wind turbines selected, WPL estimates the cost of the project will be between $160 million and $180 million.

(b)

Alliant Energy currently estimates the cost of these wind projects to be approximately $2.0 million per MW in current year dollars, excluding allowance for funds used during construction (AFUDC). WPL expects this additional wind generation will allow it to meet the initial phase of renewable energy standards in Wisconsin which were enacted in March 2006. IPL expects this additional wind generation, along with an additional 15 to 20 MW of renewable energy not yet planned, will be needed to meet the initial phase of renewable energy standards in Minnesota which were enacted in February 2007. Refer to “Rates and Regulatory Matters” for additional information regarding new laws in Wisconsin and Minnesota regarding renewable energy standards.

(c)

The preferred site of the new facility is adjacent to the Nelson Dewey Generating Station (Nelson Dewey) in Cassville, Wisconsin. In February 2007, WPL filed for approval from the PSCW to proceed with construction of the new facility and to specify in advance fixed financial parameters and rate making principles. In its regulatory application, WPL requested a return on common equity of 12.95% along with a capital structure which includes a 50% common equity ratio. WPL expects a decision from the PSCW in the first half of 2008. The current cost estimate for the new facility is $717 million in current year dollars and excludes AFUDC, if applicable. In addition, WPL anticipates expenditures of approximately $60 million primarily for the expansion of existing barge transportation facilities and the addition of rail transportation facilities that will also be utilized by the existing units. These cost estimates are also in current year dollars and exclude AFUDC, if applicable. Refer to “Liquidity and Capital Resources” for discussion of future environmental cost estimates for Nelson Dewey and other generating facilities.

(d)

The preferred site of the new facility is adjacent to the Sutherland Generating Station in Marshalltown, Iowa. IPL currently plans to own at least 250 MW of a proposed 600 MW facility and make the remaining capacity available to other utility partners. The facility is anticipated to cost IPL and its partners approximately $1 billion, in current year dollars. This estimate excludes expenditures for utility interconnections, certain project development costs and AFUDC. IPL expects to file for approval from the Iowa Utilities Board (IUB) to proceed with construction of the new facility and to specify in advance fixed financial parameters and rate making principles in mid-2007 and anticipates a decision from the IUB in 2008.

Alliant Energy currently has PPAs with Calpine subsidiaries related to the purchase of energy and capacity from the 460 MW RockGen Energy Center (RockGen), in Christiana, Wisconsin and the 603 MW (Alliant Energy leases 481 MW of this total capacity under its current PPA) Riverside Energy Center (Riverside) in Beloit, Wisconsin and has the option to purchase these two facilities in 2009 and 2013, respectively. For contingency planning purposes, Alliant Energy has requested proposals for WPL’s summer peaking power supply needs for the years 2007 through 2009 if RockGen becomes unavailable as a result of the Calpine bankruptcy proceeding. In addition, Alliant Energy has also requested longer-term proposals for either a PPA or the purchase of a facility to meet the peaking power supply needs of IPL and WPL beginning in 2008.

Alliant Energy is pursuing responses from interested parties. Refer to Note 20 of Alliant Energy’s “Notes to Consolidated Financial Statements” and “Other Matters - Other Future Considerations - Calpine Bankruptcy” for additional information.

Business Divestitures - Alliant Energy completed the divestiture of numerous non-regulated and utility businesses during the last four years in order to strengthen its financial profile and narrow its strategic and risk profile. Proceeds from these divestitures have been and will be used primarily for debt reduction, common share repurchases, funding capital expenditures and general corporate purposes. The following includes various divestitures completed in 2006 and 2007 and certain planned divestitures for 2007.

Non-regulated Business Divestitures - In February 2007, Alliant Energy announced it entered into a definitive agreement to sell its investment in Mexico to an undisclosed buyer. The purchase price is subject to certain adjustments at closing. Pending satisfaction of the closing conditions, the transaction is expected to be completed at the end of the first quarter of 2007. At Dec. 31, 2006, the carrying value of Alliant Energy’s investment in Mexico was approximately $60 million.

In December 2006, Alliant Energy completed the sale of its interest in AENZ, which held Alliant Energy’s investments in New Zealand. After closing costs, the repayment of an intercompany loan with AENZ and post-closing adjustments, Alliant Energy realized net proceeds of $186 million from the sale of AENZ. During 2006, Alliant Energy completed the sale of its remaining seven generating facilities in China and received net proceeds of $82 million. In April 2006, Alliant Energy completed the sale of its two gas gathering pipeline systems and received net proceeds of $23 million. In January 2006, Alliant Energy completed the sale of its Brazil investments and received net proceeds of $150 million. Refer to Note 9(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information regarding the sales of Alliant Energy’s investments in New Zealand and Brazil.

All of these non-regulated businesses (except for the New Zealand and Brazil investments) were reported as discontinued operations at Dec. 31, 2006. Alliant Energy’s New Zealand and Brazil investments were accounted for under the equity method of accounting therefore their results are not eligible to be reclassified as discontinued operations. The 2006 results from the Brazil and New Zealand investments were ($0.02) and $1.22 per share, respectively, and are reflected in Alliant Energy’s consolidated EPS from continuing operations. Refer to Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information regarding Alliant Energy’s discontinued operations.

Utility Business Divestitures - In January 2007, IPL announced it signed a definitive agreement to sell its electric transmission assets located in Iowa, Minnesota and Illinois to ITC Midwest LLC (ITC) for approximately $750 million in cash, subject to various satisfactory regulatory approvals. The purchase price is subject to adjustments at closing based on the value of the net assets transferred as of the closing date and the assumption by ITC of certain liabilities of IPL. IPL anticipates the estimated net proceeds from the sale, after taxes, transaction-related costs and regulatory outcomes, of $475 million to $525 million will be used for funding infrastructure development plans, debt reduction and general corporate purposes. IPL expects the transaction to be concluded late in the fourth quarter of 2007. Refer to Note 22 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information on this proposed sale.

In February 2007, IPL and WPL completed the sale of their respective electric distribution and gas properties in Illinois and received total net proceeds of $51 million. In July 2006, WPL completed the sale of the water utility in South Beloit, Illinois and received net proceeds of $4 million. In January 2006, IPL completed the sale of its 70% ownership interest in DAEC and certain related assets for $331 million in net proceeds. Refer to Note 18 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information on the DAEC sale.

As of Dec. 31, 2006, none of these divested utility businesses have been reported as discontinued operations.

RATES AND REGULATORY MATTERS

Overview - Alliant Energy has two utility subsidiaries, IPL and WPL. Alliant Energy’s utility subsidiaries are currently subject to federal regulation by the Federal Energy Regulatory Commission (FERC), which has jurisdiction over wholesale electric rates, electric transmission and certain natural gas facilities, and state regulation in Iowa, Wisconsin and Minnesota for retail utility rates and standards of service. Such regulatory oversight also covers IPL’s and WPL’s plans for construction and financing of new generation facilities and related activities.

Recent Utility Rate Cases - Details of Alliant Energy’s rate cases impacting its historical and future results of operations are as follows (dollars in millions; Electric (E); Gas (G); Water (W); To Be Determined (TBD); Not Applicable (N/A); Fuel-related (F-R); fourth quarter (Q4)):

								Expected	Return
				Interim	Interim	Final	Final	Final	on
	Utility	Filing	Increase	Increase	Effective	Increase	Effective	Effective	Common
Case	Type	Date	Requested	Granted (a)	Date	Granted (a)	Date	Date	Equity	Notes
WPL:
Wholesale	E	9/06	$9	$9	6/07	TBD	TBD	9/07	N/A	(b)
2007 retail	E/G	3/06	96	N/A	N/A	$34	1/07	N/A	10.80%	(c)
2005 retail (F-R)	E	8/05	96	96	Q4 ‘05	54	9/06	N/A	N/A	(d)
2005 retail (F-R)	E	3/05	26	26	4/05	26	7/05	N/A	N/A
2005/2006 retail	E/G	9/04	63	N/A	N/A	21	7/05	N/A	11.50%
Wholesale	E	8/04	12	12	1/05	8	1/05	N/A	N/A	(e)
2004 retail (F-R)	E	2/04	16	16	3/04	10	10/04	N/A	N/A
2004 retail	E/G/W	3/03	87	--	N/A	14	1/04	N/A	12.00%
Wholesale	E	3/03	5	5	7/03	5	2/04	N/A	N/A
IPL:
MN retail	E	5/05	5	3	7/05	1	5/06	N/A	10.39%	(f)
IA retail	G	4/05	19	13	4/05	14	11/05	N/A	10.40%
IA retail	E	3/04	149	98	6/04	107	2/05	N/A	(i)
MN retail	E	5/03	5	2	7/03	1	9/04	N/A	11.25%

(i) Emery Generating Station (Emery) - 12.23% and Other - 10.7%

(a)	Interim rate relief is implemented, subject to refund, pending determination of final rates. The final rate relief granted replaces the amount of interim rate relief granted.
(b)

In December 2006, WPL received an order from FERC authorizing a $9 million interim increase effective in June 2007 related to WPL’s request to implement a formula rate structure for its wholesale electric customers. The proposed rate structure uses formulas based on historical data for capacity costs and non-fuel operations and maintenance costs, which adjust annually, and for variable fuel costs, which adjust monthly with a fuel adjustment clause, to determine applicable wholesale rates. Final rates approved by FERC may result from a settlement process or fully litigated process.

(c)

The final increase granted was lower than the increase requested largely due to a decrease in forecasted fuel and purchased energy costs for the 2007 test period. In addition, the PSCW approved a regulatory capital structure with 54% equity (compared to 59% requested), a return on common equity of 10.80% (compared to 11.20% requested) and lengthened certain regulatory asset amortization periods. The regulatory capital structure approved by the PSCW was determined by adjusting WPL’s financial capital structure by approximately $200 million (compared to $330 million requested) of imputed debt largely from the Kewaunee and Riverside PPAs. The lower imputed debt adjustment was primarily the result of the PSCW denying WPL’s request to include the Sheboygan Falls Energy Facility (SFEF) lease in the regulatory capital structure calculation. Lastly, the PSCW adjusted WPL's AFUDC recovery rate for future retail jurisdiction construction projects from 15.1% to 9.0%.

(d)

In September 2006, the PSCW approved a settlement agreement submitted by WPL and interveners that established final fuel-related rates at a level reflective of actual fuel costs incurred from July 1, 2005 through June 30, 2006. The approval also allowed previously deferred, incremental purchased power energy costs associated with coal conservation efforts at WPL due to coal delivery disruptions to be included in the actual fuel costs and resolved all issues in the rate case regarding risk management activities and forecasting methodologies. WPL refunded $36 million to customers in October 2006 related to amounts collected in excess of final rates through June 2006. As part of the settlement, WPL also agreed to refund any over-collection of fuel costs in the second half of 2006 which WPL has estimated at $2 million. WPL fully reserved estimated refunds to customers at Dec. 31, 2006.

(e)

In April 2006, FERC issued the final written order approving the $8 million annual rate increase included in WPL’s settlement agreement with its wholesale customers. Final rates were applied to all service rendered on and after Jan. 1, 2005. Amounts collected in excess of the final rates were refunded to customers, with interest, in June 2006.

(f)	Amounts collected in excess of the final rates were refunded to customers, with interest, in July 2006.

With the exception of recovering a return on Emery, which was a large component of IPL’s 2004 retail Iowa electric rate case, and on other additions to IPL’s and WPL’s infrastructure, a significant portion of the rate increases included in the above table reflect the recovery of increased costs incurred or expected to be incurred by IPL and WPL. Thus, these increases in revenues are not expected to result in a significant increase in net income.

Rate-making Principles for New Electric Generating Facilities - Iowa and Wisconsin each have laws (HF 577 in Iowa and Act 7 in Wisconsin) that allow a public utility that proposes to purchase or construct an electric generating facility in its respective state to apply to its state regulatory commission for an order that specifies in advance the rate making principles that the state regulatory commission will apply to the electric generating facility costs in future rate making proceedings. These laws are designed to give utilities in these states more regulatory certainty, including providing utilities with a fixed rate of return and recovery period for these investments, when financing electric generation projects. IPL and WPL plan to utilize the rate making principles included in HF 577 and Act 7, respectively, for the electric generation facilities included in Alliant Energy’s Utility Generation Plan. Refer to “Strategic Overview - Utility Generation Plan” for additional details of Alliant Energy’s Utility Generation Plan including discussion of WPL’s recent filings requesting approval to construct its wind generating facility in Fond du Lac County, Wisconsin and coal-fired generating facility in Cassville, Wisconsin.

New electric generating facilities require large outlays of capital and long periods of time to construct resulting in significant financing costs. Financing costs incurred by utilities during construction are generally included as part of the construction work in process (CWIP) cost of the new generating facility through accruals of AFUDC. Rate-making principles in Iowa provide IPL the ability to recover these financing costs after the asset is placed in service. In recent base rate cases, the PSCW has authorized WPL to recover 50% of these financing costs during construction by including that portion of the construction costs in net investment rate base and to recover the other 50% of these financing costs after the asset is placed in service. In its 2007 retail rate case, WPL requested the PSCW to authorize that 100% of CWIP costs related to new electric generating facilities be included in net investment rate base allowing recovery of these costs during construction of these facilities as opposed to after they are placed in service. In January 2007, the PSCW denied WPL’s request because the new electric generating facilities had not yet received the required PSCW approval. WPL will continue to seek recovery of financing costs by inclusion of 100% of CWIP costs in net investment rate base in future rate proceedings.

Lastly, new electric generating facilities require material expenditures for planning and siting these facilities prior to receiving approval from regulatory commissions to begin construction. These expenditures are commonly referred to as pre-certification costs and pre-construction costs. WPL has received approval from the PSCW to defer pre-certification costs and pre-construction costs related to its wind generating facility in Fond du Lac County, Wisconsin and coal-fired generating facility in Cassville, Wisconsin.

Utility Fuel Cost Recovery - IPL’s retail electric and gas tariffs and WPL’s wholesale electric tariffs provide for subsequent adjustments to its rates for changes in commodity costs thereby eliminating price risk for prudently incurred commodity costs. WPL’s retail gas tariffs provide for subsequent adjustments to its natural gas rates for changes in the current monthly natural gas commodity price index. Also, WPL currently has a gas performance incentive which includes a sharing mechanism whereby starting in January 2007, 35% of all gains and losses relative to current commodity prices, as well as other benchmarks, are retained by WPL, with 65% refunded to or recovered from customers. Such rate mechanisms, significantly reduce commodity price risk associated with IPL’s retail electric and retail gas margins and WPL’s wholesale electric and retail gas margins. WPL’s retail electric margins, however, are more exposed to the impact of changes in commodity prices due largely to the current retail recovery mechanisms in place in Wisconsin for fuel-related costs as discussed below.

WPL’s Retail Electric Fuel-related Cost Recovery - WPL’s retail electric rates are based on forecasts of forward-looking test year periods and include estimates of future monthly fuel-related costs (includes fuel and purchased energy costs) anticipated during the test year. During each electric retail rate proceeding, the PSCW sets fuel monitoring ranges based on the forecasted fuel-related costs used to determine rates in such proceeding. If WPL’s actual fuel-related costs fall outside these fuel monitoring ranges, the PSCW can authorize an adjustment to future retail electric rates.

The fuel monitoring ranges set by the PSCW include three different ranges based on monthly costs, annual costs and cumulative costs during the test period. In order for WPL to be authorized to file for a proceeding to change rates related to fuel-related costs during the test period, WPL must demonstrate first that (1) any actual monthly costs during the test period exceeded the monthly ranges or (2) the actual cumulative costs to date during the test period exceeded the cumulative ranges. In addition, the annual projected costs (that include cumulative actual costs) for the test period must also exceed the annual ranges. Any affected party, including WPL or the PSCW, may initiate a proceeding to change rates due to changes in fuel-related costs during the monitoring period based on the above criteria. In January 2007, the PSCW approved an order changing WPL’s fuel cost monitoring ranges to plus or minus 8% for the monthly range; plus or minus 2% for the annual range; and for the cumulative range, plus or minus 8% for the first month, plus or minus 5% for the second month, and plus or minus 2% for the remaining months of the monitoring period.

The PSCW attempts to authorize, after a required hearing, interim fuel-related rate increases within 21 days of notice to customers. Any such change in rates would be effective prospectively and would require a refund with interest at the overall authorized return on common equity if final rates are determined to be lower than interim rates approved. Rate decreases due to decreases in fuel-related costs can be implemented without a hearing. The rules also include a process whereby Wisconsin utilities can seek deferral treatment of emergency changes in fuel-related costs between fuel-related or base rate cases. Such deferrals would be subject to review, approval and recovery in future fuel-related or base rate cases.

Potential Changes to WPL's Fuel Cost Recovery Mechanisms - In February 2007, WPL and certain other investor-owned utilities jointly filed with the PSCW proposed changes to the current retail electric fuel-related cost recovery rules in Wisconsin. The proposal recommends each utility annually file a forecast of total fuel-related costs and sales for the upcoming 12-month period, which will be used to determine fuel-related rates for such period. Any under- or over-collection of actual fuel-related costs, in excess of plus or minus 1%, for a utility during such 12-month period would be reflected in an escrow account, with interest for that utility. The balance of the escrow account at the end of each year would be included in the forecast of total fuel-related costs for the following 12-month period allowing recovery of under-collected costs or refund of over-collected costs in each subsequent year. The proposal also provides the PSCW an opportunity to review the actual fuel-related costs for each 12-month period to ensure the fuel-related costs were prudent. The definition of fuel-related costs would also be expanded to specifically include MISO energy market costs and revenues, emission allowance and trading costs and revenues, renewable resource credit costs and revenues and other variable operation and maintenance costs. This proposal and other alternatives remain under discussion with the PSCW and other interested parties, including WPL.

In January 2007, the PSCW directed WPL to work with the PSCW staff over the following three months to help the PSCW determine if it may be necessary to reevaluate the current benchmarks for WPL’s gas cost recovery mechanism or explore a modified one-for-one pass through of gas costs to retail customers.

WPL is currently unable to predict the final outcome of these initiatives.

Recent Regulatory-related Legislative Developments - In February 2007, a new law (SF 004) governing renewable energy was enacted in Minnesota. SF 004 commits certain utilities operating in Minnesota, including IPL, to a Renewable Energy Standard (RES) based on retail electric sales from renewable energy sources as a percentage of total retail electric sales in Minnesota. IPL must meet an RES of 12% by 2012; 17% by 2016; 20% by 2020; and 25% by 2025. Utilities in Minnesota may meet the requirements of the RES with renewable energy generated by the utility, renewable energy acquired under PPAs or the use of renewable resource credits. Refer to “Strategic Overview - Utility Generation Plan” for discussion of Alliant Energy’s utility generation plan which includes additional supply from wind generation that will contribute towards IPL meeting this new RES in Minnesota and WPL meeting the new RPS in Wisconsin discussed below.

In December 2006, legislation was enacted that extended certain tax provisions contained in the Energy Policy Act of 2005 including extension of the renewable energy production tax credit for generating facilities placed into service prior to Jan. 1, 2009.

In August 2006, the Pension Protection Act of 2006 was enacted. This legislation includes changes to the minimum funding level requirements for postretirement benefit plans beginning in 2008. Alliant Energy does not expect this legislation will have a significant impact on its financial condition or results of operations based on the current funded status of its postretirement benefits plans.

In March 2006, a new law (Act 141) governing renewable energy and energy efficiency was enacted in Wisconsin. Act 141 commits Wisconsin utilities to a Renewable Portfolio Standard (RPS) using a benchmark of average retail sales of renewable electricity in 2001, 2002 and 2003 which was approximately 3% to 4% for WPL. WPL must increase renewable retail electric sales as a percentage of total retail electric sales by two percentage points above this benchmark by 2010, and by six percentage points above this benchmark by 2015. Wisconsin utilities may meet the renewable energy requirements of the RPS with renewable energy generated by the utility, renewable energy acquired under PPAs or the use of renewable resource credits. In addition, the new law requires Wisconsin utilities to allocate 1.2% of annual operating revenues to a statewide energy efficiency and renewable resource fund to be jointly administered by public utilities beginning in 2007. WPL’s contributions to the energy efficiency and renewable resource fund will be recovered from ratepayers and therefore is not expected to impact its financial condition or results of operations.

In October 2004, the American Jobs Creation Act of 2004 was enacted which allows taxpayers to elect to recognize gains on the sales of qualifying electric transmission assets, which close before Jan. 1, 2007, over an eight-year period for tax purposes beginning in the year the sale closes. In August 2005, the Energy Policy Act of 2005 was enacted which extends this provision to qualifying electric transmission assets, which close before Jan. 1, 2008. Alliant Energy currently expects to elect this provision for any gain realized from the proposed sale of IPL’s electric transmission assets. Refer to Note 22 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information on the proposed sale.

Other Recent Regulatory Developments -

Kewaunee Outage - In January 2007, the PSCW approved recovery of previously deferred costs associated with the extension of the unplanned outage at Kewaunee prior to the sale by WPL of its interest in Kewaunee in July 2005. The PSCW approval included recovery of $20 million of these deferred costs through increased retail electric rates charged by WPL over a two-year recovery period.

Kewaunee Sale - In January 2007, the PSCW approved recovery of a portion of the previously deferred loss associated with the sale of Kewaunee. The PSCW approval included recovery of $3 million of these deferred costs through increased retail rates charged by WPL over a two-year recovery period.

Coal Delivery Disruption - In September 2006, the PSCW approved recovery of previously deferred costs associated with coal conservation efforts at WPL due to coal delivery disruptions. The coal delivery disruptions were caused by railroad train derailments in Wyoming in 2005 that caused heavy damage to heavily-used joint railroad lines that supply coal to numerous generating facilities in the United States of America (U.S.), including facilities owned by WPL. The PSCW approved recovery of $20 million ($8 million deferred in 2006 and $12 million deferred in 2005) of these deferred costs by including them as a component of the fuel-related costs used to determine final rates in WPL’s fuel-related rate case.

MISO Wholesale Energy Market - In March 2005, the PSCW approved the deferral of certain incremental costs incurred by WPL to participate in the MISO wholesale energy market. In June 2006, the PSCW provided further clarification of which incremental costs incurred by WPL to participate in the MISO market are eligible to be deferred. Such deferred amounts are the subject of a generic docket currently before the PSCW. Hearings were held in early February 2007 and WPL anticipates an order in the third quarter of 2007. In May 2006, the IUB issued an order extending a temporary waiver until June 30, 2007. This waiver allows the costs and credits incurred by IPL to participate in the MISO market that relate to its Iowa retail customers to be included in IPL’s Iowa energy adjustment clause. IPL and WPL are currently working through the regulatory process to establish long-term recovery mechanisms for these costs.

Kewaunee Decommissioning Trust Assets - In April 2006, WPL received approval from the FERC to refund the wholesale portion of the Kewaunee-related non-qualified decommissioning trust assets to WPL’s wholesale customers. In May 2006, WPL liquidated its remaining nuclear decommissioning trust funds and refunded $21.5 million to its wholesale customers.

DAEC Sale - In January 2006, IPL completed the sale of its 70% ownership interest in DAEC and recognized a gain based on the terms of the sale agreement. Pursuant to the IUB order approving the DAEC sale, the gain resulting from the sale was used to establish a regulatory liability. The regulatory liability, including interest, will be used to offset AFUDC for future investments in new electric generating facilities sited in Iowa and accretes interest at the monthly average U.S. Treasury rate for three year maturities.

Mixed Service Costs - In 2002, IPL filed with the Internal Revenue Service for a change in method of accounting for tax purposes for 1987 through 2001 that would allow a current deduction related to mixed service costs. Refer to Note 12(g) of Alliant Energy’s “Notes to Consolidated Financial Statements” for updated information regarding this issue.

ALLIANT ENERGY RESULTS OF OPERATIONS

Overview - Refer to “Executive Summary” for an overview of Alliant Energy’s 2006, 2005 and 2004 earnings and the various components of Alliant Energy’s business.

Utility Electric Margins - Electric margins and megawatt-hour (MWh) sales for Alliant Energy were as follows:

	Revenues and Costs (in millions)					MWhs Sold (in thousands)
	2006	2005	(a)	2004	(b)	2006	2005	(a)	2004	(b)
Residential	$857.1	$823.4	4%	$716.7	15%	7,670	7,881	(3%)	7,354	7%
Commercial	549.8	497.4	11%	437.8	14%	6,187	6,110	1%	5,702	7%
Industrial	763.7	675.2	13%	609.9	11%	12,808	12,830	--	12,596	2%
Retail subtotal	2,170.6	1,996.0	9%	1,764.4	13%	26,665	26,821	(1%)	25,652	5%
Sales for resale:
Wholesale	145.2	158.7	(9%)	116.8	36%	3,064	3,161	(3%)	2,943	7%
Bulk power and other	68.5	114.6	(40%)	69.0	66%	2,632	2,933	(10%)	2,159	36%
Other	58.7	51.3	14%	58.8	(13%)	171	173	(1%)	178	(3%)
Total revenues/sales	2,443.0	2,320.6	5%	2,009.0	16%	32,532	33,088	(2%)	30,932	7%
Electric production fuel and
purchased power expense	1,257.4	1,009.3	25%	747.4	35%
Margins	$1,185.6	$1,311.3	(10%)	$1,261.6	4%

(a) Reflects the % change from 2005 to 2006. (b) Reflects the % change from 2004 to 2005.

2006 vs. 2005 Summary - Electric margins decreased $126 million, or 10%, in 2006 primarily due to $160 million of higher purchased power capacity costs related to the DAEC and Kewaunee PPAs and the net impacts of weather conditions and Alliant Energy’s weather hedging activities. These decreases were partially offset by approximately $40 million of under-recoveries of retail fuel and purchased power energy costs at WPL in 2005, a 1% increase in weather-normalized retail sales in 2006 and $7 million of higher energy conservation revenues at IPL. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses.

2005 vs. 2004 Summary - Electric margins increased $50 million, or 4%, in 2005 primarily due to the impact of various rate increases implemented in 2005 and 2004, the net impacts of weather conditions and Alliant Energy’s weather hedging activities, a 2% increase in weather-normalized retail sales and $5 million of higher energy conservation revenues at IPL. These items were partially offset by the impacts of higher purchased power capacity costs at WPL and a higher under-recovery of fuel and purchased power energy costs in 2005 compared to 2004 at WPL.

Purchased Power Capacity Costs - Alliant Energy sold its interests in its two nuclear facilities, DAEC and Kewaunee, in January 2006 and July 2005, respectively. Prior to the sale of these facilities, the operating expenses related to the facilities consisted primarily of other operation and maintenance and depreciation and amortization expenses. Upon the sale of the facilities, Alliant Energy entered into PPAs with the new owners of the facilities and its share of the costs associated with these facilities is now recorded as purchased power expense. As a result, there are large nuclear-related variances between periods for these income statement line items, which are somewhat offsetting in nature and also do not capture other benefits from the sales including, among others, the impact of the application of the sales proceeds. Purchased power capacity costs included in “Electric production fuel and purchased power expense” in the above table related to the DAEC and Kewaunee PPAs as well as the Riverside PPA which began in June 2004 were as follows (in millions):

	2006	2005	2004
DAEC PPA (IPL)	$122	$--	$--
Kewaunee PPA (WPL)	68	30	--
Riverside PPA (WPL)	53	52	35

Refer to Note 20 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information regarding the Riverside PPA.

Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries - Alliant Energy’s fuel-related costs increased in 2006 and 2005 compared to prior years primarily due to increased commodity prices. The increase in commodity prices relative to historic averages was largely due to natural gas disruption caused by hurricane activity in the Gulf of Mexico in the third quarter of 2005. Due to IPL’s rate recovery mechanisms for fuel-related costs, these increases in fuel-related costs resulted in a comparable increase in electric revenues and therefore did not have a significant impact on IPL’s electric margins. However, WPL’s electric margins are subject to volatility with changes in fuel-related costs due largely to the current retail recovery mechanisms in place in Wisconsin for fuel-related costs. As a result of its retail rate recovery mechanism in Wisconsin, WPL estimates it under-recovered approximately $40 million and $10 million of retail fuel-related costs in 2005 and 2004, respectively. WPL’s under-recovery of retail fuel-related costs in 2006 was not significant. The under-recovery of retail fuel-related costs in 2005 was largely due to the impact of incremental purchased power energy costs resulting from an unplanned outage at Kewaunee in 2005 and the impact of coal supply constraints from the Power River Basin in 2005. Refer to “Other Matters - Market Risk Sensitive Instruments and Positions - Commodity Price Risk” for discussion of risks associated with increased fuel and purchased power costs on WPL’s electric margins. Refer to “Rates and Regulatory Matters - Utility Fuel Cost Recovery” for proposed changes to the retail rate recovery mechanisms in place in Wisconsin for fuel-related costs.

Impacts of Weather Conditions - Estimated increases (decreases) to Alliant Energy’s electric margins from the net impacts of weather and Alliant Energy’s weather hedging activities were as follows (in millions):

	2006	2005	2004
Weather impacts on demand compared to normal weather	($9)	$12	($34)
Losses from weather derivatives (a)	(5)	(9)	--
Net weather impact	($14)	$3	($34)

(a) Recorded in “Other” revenues in the above table.

Alliant Energy’s electric sales demand is seasonal to some extent with the annual peak normally occurring in the summer months due to air conditioning usage by its residential and commercial customers. Cooling degree days (CDD) data is used to measure the variability of temperatures during summer months and is correlated with electric sales demand. CDD in Alliant Energy’s service territories were as follows:

	Actual
CDD (a):	2006	2005	2004	Normal (a)
Cedar Rapids, Iowa (IPL)	332	406	139	379
Madison, Wisconsin (WPL)	284	421	138	248

(a) CDD are calculated using a 70 degree base. Normal degree days are calculated for Cedar Rapids using a fixed 30-year average and for Madison using a rolling 20-year average.

In 2005, Alliant Energy began utilizing weather derivatives based on CDD in Chicago to reduce the potential volatility on its electric margins during the summer months of June through August. The weather derivatives utilized for June 1, 2005 through Aug. 31, 2005 were effective in reducing volatility on its electric margins. However, the weather derivatives utilized for June 1, 2006 through Aug. 31, 2006 did not produce the results expected by Alliant Energy. While CDD have historically been highly correlated between Chicago and Alliant Energy’s service territories, this was not the case in 2006 as CDD were 16% above normal in Chicago during June 1 through Aug. 31, compared to 15% above normal and (12%) below normal in Madison and Cedar Rapids, respectively. Alliant Energy estimates this lack of correlation resulted in it incurring losses from the weather derivatives that exceeded by $6 million the positive impact on its demand from the warmer than normal weather conditions during June 1, 2006 through Aug. 31, 2006. In addition, Alliant Energy estimates the impact on demand compared to normal weather during September 2006, 2005 and 2004 (such periods were not covered by weather derivatives) was ($6) million (($4) million at IPL and ($2) million at WPL), $5 million ($3 million at IPL and $2 million at WPL) and $0, respectively.

Wholesale Sales - Wholesale sales volumes were higher in 2005 compared to 2006 and 2004 largely due to the impacts of weather conditions on wholesale sales demand at WPL. In addition, wholesale revenues were higher in 2005 compared to 2006 and 2004 due to the impacts of higher fuel-related cost recovery revenues from wholesale customers at WPL in 2005. The changes in revenues caused by changes in fuel-related costs were largely offset by changes in electric production fuel and purchased power expense and therefore did not have a significant impact on electric margins.

Bulk Power and Other Sales - Bulk power and other revenues were higher in 2005 compared to 2006 and 2004 largely due to higher sales in the restructured wholesale energy market operated by MISO, which began on April 1, 2005. These changes in revenues were largely offset by changes in electric production fuel and purchased power expense and therefore did not have a significant impact on electric margins.

Refer to “Other Matters - Other Future Considerations - Ethanol Industry Growth” for discussion of new ethanol production facilities in Alliant Energy’s service territory, which is expected to increase Alliant Energy’s future electric sales volumes.

Utility Gas Margins - Gas margins and dekatherm (Dth) sales for Alliant Energy were as follows:

	Revenues and Costs (in millions)					Dths Sold (in thousands)
	2006	2005	(a)	2004	(b)	2006	2005	(a)	2004	(b)
Residential	$342.8	$358.1	(4%)	$315.6	13%	26,406	28,554	(8%)	29,338	(3%)
Commercial	198.8	202.0	(2%)	172.3	17%	18,707	18,763	--	19,199	(2%)
Industrial	38.7	43.8	(12%)	38.4	14%	4,498	4,406	2%	5,127	(14%)
Retail subtotal	580.3	603.9	(4%)	526.3	15%	49,611	51,723	(4%)	53,664	(4%)
Interdepartmental	19.2	55.9	(66%)	22.3	151%	2,468	6,959	(65%)	3,501	99%
Transportation/other	33.8	25.3	34%	21.2	19%	53,436	55,891	(4%)	46,125	21%
Total revenues/sales	633.3	685.1	(8%)	569.8	20%	105,515	114,573	(8%)	103,290	11%
Cost of gas sold	431.7	504.6	(14%)	396.9	27%
Margins	$201.6	$180.5	12%	$172.9	4%

(a) Reflects the % change from 2005 to 2006. (b) Reflects the % change from 2004 to 2005.

2006 vs. 2005 Summary - Gas margins increased $21 million, or 12%, in 2006 primarily due to the impacts of rate increases implemented in 2005, the net impacts of weather conditions and Alliant Energy’s weather hedging activities and a 2% increase in weather-normalized retail sales. These increases were partially offset by the negative impact on margins from lower interdepartmental sales.

2005 vs. 2004 Summary - Gas margins increased $8 million, or 4%, in 2005 primarily due to the impact of rate increases implemented in 2005 and 2004, $3 million of improved results from WPL’s performance-based gas cost recovery program (benefits are shared by ratepayers and shareowners) and the impact of higher interdepartmental sales volumes at WPL. These increases were partially offset by a 4% decrease in weather-normalized retail sales due largely to the negative impact high gas prices in the fourth quarter of 2005 had on gas sales during that period.

Natural Gas Cost Recoveries - Alliant Energy’s cost of gas sold increased in 2006 and 2005 compared to prior years primarily due to increased natural gas prices. The increase in prices relative to historic averages was largely due to natural gas disruption caused by hurricane activity in the Gulf of Mexico in the third quarter of 2005. Due to Alliant Energy’s rate recovery mechanisms for natural gas costs, these increases in cost of gas sold resulted in a comparable increase in gas revenues and therefore did not have a significant impact on gas margins.

Impacts of Weather Conditions - Estimated decreases to Alliant Energy’s gas margins from the net impacts of weather and Alliant Energy’s weather hedging activities were as follows (in millions):

	2006	2005	2004
Weather impacts on retail demand compared to normal weather	($9)	($4)	($5)
Gains (losses) from weather derivatives (a)	7	(2)	--
Net weather impact	($2)	($6)	($5)

(a) Recorded in “Transportation/other” revenues in the above table.

Alliant Energy’s gas sales demand follows a seasonal pattern with an annual base load of gas and a large heating peak occurring during the winter season. Heating degree days (HDD) data is used to measure the variability of temperatures during winter months and is correlated with gas sales demand. HDD in Alliant Energy’s service territories were as follows:

	Actual
HDD (a):	2006	2005	2004	Normal (a)
Cedar Rapids, Iowa (IPL)	6,211	6,534	6,463	6,896
Madison, Wisconsin (WPL)	6,499	6,796	6,831	7,197

(a) HDD are calculated using a 65 degree base. Normal degree days are calculated for Cedar Rapids using a fixed 30-year average and for Madison using a rolling 20-year average.

Alliant Energy utilizes weather derivatives based on HDD to reduce the potential volatility on its gas margins during the winter months of November through March.

Performance-based Gas Commodity Recovery Program - During 2006, 2005 and 2004, WPL had a gas performance incentive which included a sharing mechanism whereby 50% of gains and losses relative to current commodity prices, as well as other benchmarks, were retained by WPL, with the remainder refunded or recovered from customers. WPL’s performance-based gas commodity recovery program resulted in gains which increased gas margins by $13 million, $13 million and $10 million in 2006, 2005 and 2004, respectively. In January 2007, the PSCW changed the gas performance incentive sharing mechanism with WPL’s 2007 retail rate order to 35% of all gains and losses being retained by WPL and the remaining 65% refunded or recovered from customers. Refer to "Rates and Regulatory Matters - Utility Fuel Cost Recovery" for further potential changes to the performance-based gas commodity recovery program currently being evaluated by the PSCW.

Weather-normalized Retail Sales - Weather-normalized retail sales in 2006 and 2005 were lower than 2004 primarily due to the impact high natural gas prices in the fourth quarter of 2005 and the first quarter of 2006 had on customer usage during those periods. Industrial sales volumes at IPL were lower in 2005 as compared to 2006 and 2004 primarily due to lower agricultural demand attributable to drier conditions during the fall harvest in 2005. Industrial sales volumes at WPL were lower in 2006 compared to 2005 primarily due to a decrease in industrial customers.

Interdepartmental Sales - Alliant Energy supplies natural gas to the natural gas-fired generating facilities it owns and accounts for these sales as interdepartmental gas sales. Interdepartmental gas sales volumes were higher in 2005 as compared to 2006 and 2004 due largely to increased usage of natural gas-fired generating facilities in 2005 to meet electric demand resulting from warmer summer weather conditions. Interdepartmental sales volumes also increased in 2005 compared to 2004 largely due to demand from SFEF which was placed in service in June 2005.

Refer to “Rates and Regulatory Matters” for discussion of various electric and gas rate filings. Refer to “Rates and Regulatory Matters” and Note 1(j) of Alliant Energy’s “Notes to Consolidated Financial Statements” for information relating to utility fuel and natural gas cost recovery. Refer to Note 11(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information regarding weather derivatives including details of weather derivatives entered into by IPL and WPL in the fourth quarter of 2006 to reduce potential volatility on their margins from Jan. 1, 2007 through March 31, 2007.

Utility Other Revenues - 2006 vs. 2005 - Other revenues for the utilities decreased $6 million in 2006 due to lower third party commodity sales at IPL resulting from a contract that ended in 2006. Changes in utility other revenues are largely offset by changes in utility other operation and maintenance expenses.

2005 vs. 2004 - Other revenues for the utilities decreased $5 million in 2005, primarily due to $13 million of lower construction management revenues from Alliant Energy’s WindConnect™ program resulting from decreased demand, partially offset by $5 million of higher steam revenues at IPL required to recover increased costs of steam production fuels and other increases in non-commodity revenues.

Non-regulated Revenues - Details regarding Alliant Energy’s non-regulated revenues were as follows (in millions):

	2006	2005	2004
Environmental engineering and site remediation	$86	$92	$85
WindConnectTM	64	44	--
Transportation	33	26	23
Non-regulated Generation	26	28	25
Other (includes eliminations)	(6)	(2)	2
	$203	$188	$135

2006 vs. 2005 - The decreased Environmental engineering and site remediation revenues were largely due to the impact of revenues recognized from a large construction management project in the first half of 2005. The increased WindConnect™ revenues were due to increased construction management projects. The increased Transportation revenues were primarily due to higher railcar activity. The decreased Other revenues were primarily due to increased intercompany eliminations, partially offset by a $4 million pre-tax gain in 2006 resulting from land sold by Resources to FPL Energy Duane Arnold, LLC as part of the DAEC sale in January 2006. These changes in revenues were largely offset by changes in non-regulated operation and maintenance expenses.

2005 vs. 2004 - The 2005 WindConnect™ revenues were primarily due to a large construction management project for a wind farm outside of Alliant Energy’s utility service territory that began in 2005. The increased revenues were largely offset by higher non-regulated operation and maintenance expenses.

Utility Other Operation and Maintenance Expenses - 2006 vs. 2005 Summary - Other operation and maintenance expenses for the utilities decreased $76 million in 2006, primarily due to a reduction in nuclear generation-related expenses as a result of the sales of DAEC and Kewaunee (such expenses totaled $80 million in 2005), a $7 million regulatory-related charge at WPL in 2005, $5 million of lower expenses from third party commodity sales at IPL, $4 million of lower fossil fuel generation-related expenses, $4 million of employee separation expenses at IPL in 2005 related to the elimination of certain corporate and operations support positions and decreases in other administrative and general expenses. These decreases were partially offset by $22 million of higher incentive-related compensation expenses resulting from improved performance in 2006 against the earnings and total shareowner return metrics established within the incentive compensation plans and $8 million of higher energy conservation expenses at IPL.

2005 vs. 2004 Summary - Other operation and maintenance expenses for the utilities decreased $9 million in 2005, primarily due to $18 million of lower nuclear generation-related expenses, $14 million of lower WindConnect™ expenses and $12 million of lower incentive-related compensation expenses in 2005. These decreases were partially offset by $13 million of higher fossil-fuel generation-related expenses, a $7 million regulatory-related charge at WPL in 2005, $7 million of higher energy conservation expenses at IPL, $7 million of higher steam production fuel costs and $4 million of employee separation expenses incurred by IPL in 2005.

Nuclear Generation-related Expenses - Refer to “Utility Electric Margins - Purchased Power Capacity Costs” for a discussion of the impact of the sale of Alliant Energy’s nuclear facilities on electric margins and operating expenses. Nuclear generation-related expenses included in other operation and maintenance expenses were as follows (in millions):

	2005	2004
DAEC (IPL)	$59	$51
Kewaunee (WPL)	21	47
Total	$80	$98

Refer to “Other Matters - Other Future Considerations - Incentive Compensation Plans” for discussion of Alliant Energy’s incentive compensation plans and “Other Matters - Other Future Considerations - Pension and Other Postretirement Benefits Costs” for discussion of anticipated reductions in pension and other postretirement benefits costs resulting from contributions and plan amendments to postretirement benefits plans in 2006.

Non-regulated Operation and Maintenance Expenses - Details regarding Alliant Energy’s non-regulated operation and maintenance expenses were as follows (in millions):

	2006	2005	2004
Environmental engineering and site remediation	$78	$84	$78
WindConnectTM	63	42	--
Non-regulated Generation	25	14	12
Transportation	17	13	12
International	4	9	10
Other (includes eliminations)	(2)	8	16
	$185	$170	$128

The Environmental engineering and site remediation, WindConnect™, Transportation and Other variances were largely driven by the same factors impacting the revenue variances discussed above. The increase in Non-regulated Generation expense in 2006 was primarily due to a $15 million pre-tax loss from the sale of steam turbine equipment. The decrease in International expenses in 2006 was due to litigation-related expenses incurred in 2005 related to Alliant Energy’s defense of its shareholder rights in its Brazil investments, which were sold in January 2006.

Depreciation and Amortization Expenses - 2006 vs. 2005 - Depreciation and amortization expense decreased $59 million in 2006, primarily due to $38 million of lower nuclear depreciation as a result of the DAEC and Kewaunee sales, the implementation of updated depreciation rates at IPL effective Jan. 1, 2006 and lower amortization expense from non-regulated businesses largely due to the sale of Alliant Energy’s investment in its synthetic fuel processing facility. The updated depreciation rates at IPL decreased depreciation expense in 2006 by $22 million. These decreases were partially offset by the impact of utility property additions.

2005 vs. 2004 - Depreciation and amortization expense increased $3 million in 2005, primarily due to property additions, including Emery and SFEF being placed in service in May 2004 and June 2005, respectively. These increases were partially offset by lower Kewaunee depreciation as a result of the sale in July 2005 and lower software amortization.

Taxes other than Income Taxes - 2006 vs. 2005 - Taxes other than income taxes increased $7 million in 2006, primarily due to increased gross receipts taxes resulting from increased revenues at WPL and increased property taxes resulting from property additions at IPL.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on Alliant Energy’s utility rate activities.

Interest Expense - 2006 vs. 2005 - Interest expense decreased $30 million in 2006, primarily due to Resources’ retirement of senior notes in 2006 and 2005, the use of proceeds from the sales of Alliant Energy’s nuclear facilities to retire debt at IPL and WPL and $5 million of interest expense at Resources in 2005 related to the impact of a federal income tax audit. These decreases were partially offset by interest expense from the issuance of debt by Sheboygan Power LLC and Resources’ wholly-owned New Zealand subsidiary in 2005, $5 million of interest expense accrued in 2006 related to pending income tax audits and $3 million of capitalized interest in 2005 related to the construction of SFEF. The comparison was also impacted by interest expense accrued in 2006 on regulatory liabilities at IPL related to the gain on the sale of DAEC and at WPL related to the reserve for rate refund associated with a fuel-related rate case.

2005 vs. 2004 - Interest expense decreased $1 million in 2005, primarily due to lower interest expense resulting from Resources’ retirement of senior notes in 2005 and 2004. This decrease was substantially offset by interest expense from the issuance of debt by Sheboygan Power LLC and Resources’ wholly-owned New Zealand subsidiary in 2005 and 2004, $5 million of interest expense at Resources in 2005 related to the impact of a federal income tax audit and a $2 million reduction in the amount of capitalized interest related to the construction of SFEF.

Loss on Early Extinguishment of Debt - Refer to Note 8(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for information on losses incurred on the early extinguishment of Resources’ senior notes in 2006, 2005 and 2004.

Equity Income from Unconsolidated Investments - 2006 vs. 2005 - Equity income from unconsolidated investments decreased $14 million in 2006 primarily due to the impacts of the sales of Alliant Energy’s investments in Brazil and its synthetic fuel processing facility in the first quarter of 2006 and fourth quarter of 2005, respectively. The decrease was partially offset by higher equity income from American Transmission Co. LLC (ATC) largely due to the impacts of ATC’s on-going construction program.

2005 vs. 2004 - Equity income from unconsolidated investments increased $25 million in 2005 primarily due to higher equity income from Alliant Energy’s investments in Brazil, New Zealand and ATC. The higher equity income from Alliant Energy’s Brazil investments was primarily due to the impact of rate increases implemented at the Brazilian operating companies, partially offset by higher interest and other operating expenses. The Brazil results do not include the non-cash asset valuation charges Alliant Energy recorded in 2005. The higher equity income from Alliant Energy’s New Zealand investment was primarily due to higher margins as a result of increased energy prices. The higher equity income from ATC in 2005 was largely due to the impacts of ATC’s on-going construction program.

Refer to Note 9 of Alliant Energy’s “Notes to Consolidated Financial Statements” for a breakdown of Alliant Energy’s equity income from unconsolidated investments and details of the sales of Alliant Energy’s investments in New Zealand, Brazil and its synthetic fuel processing facility.

Gain on Sale of AENZ Stock - Refer to Note 9(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for a discussion of the sale of AENZ stock in 2006 and resulting pre-tax gain of $254 million.

Asset Valuation Charges - Brazil Investments - Refer to Note 9(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for details of the non-cash valuation charges Alliant Energy recorded in 2005 related to its Brazil investments.

AFUDC - 2005 vs. 2004 - AFUDC was $9 million lower in 2005 primarily due to the construction of Emery in 2004.

Interest Income and Other - 2006 vs. 2005 - Interest income and other decreased $46 million in 2006 primarily due to $24 million of higher currency transaction losses related to the impact of changes in New Zealand currency rates, $13 million of lower interest income on loans to discontinued operations, a $5 million pre-tax loss realized from the sale of Alliant Energy’s Brazil investments in the first quarter of 2006 and $5 million of interest income in 2005 related to a federal income tax audit.

2005 vs. 2004 - Interest income and other decreased $12 million in 2005 primarily due to a $14 million pre-tax gain realized from the sale of Alliant Energy’s remaining interest in WPC in 2004. The decrease was also due to lower interest income on loans to discontinued operations, partially offset by $5 million of interest income in 2005 related to a federal income tax audit.

Refer to Note 1(p) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information.

Income Taxes - The effective income tax rates for Alliant Energy’s continuing operations were 36.3% and 27.8% for 2006 and 2004, respectively. The effective income tax rate for Alliant Energy’s continuing operations was (238.3%) for 2005, which is not meaningful given the small amount of income from continuing operations before income taxes largely due to the impact of Alliant Energy’s non-cash asset valuation charges related to its Brazil investments recorded in 2005, combined with the impact tax credits and permanent tax deductions have on the effective tax rate calculation. Excluding the impacts of these asset valuation charges related to its Brazil investments, the effective income tax rate for Alliant Energy’s continuing operations was 22.2% in 2005.

2006 vs. 2005 - The higher effective income tax rate for 2006 compared to 2005 was primarily due to a $21 million reduction in tax credits largely due to the sale of Alliant Energy’s synthetic fuel processing facility in 2005, the impact of reversing $13 million of deferred tax asset valuation allowances in 2005 related to Alliant Energy’s ability to utilize anticipated capital losses, $7 million of tax benefits recorded in 2005 related to the impact of issues resolved in a federal income tax audit and adjustments to prior period taxes recorded in 2006 related to filing of 2005 tax returns. These increases were partially offset by $7 million of tax benefits recorded in 2006 related to IPL’s sale of its interest in DAEC.

2005 vs. 2004 - The lower effective income tax rate for 2005 compared to 2004 was primarily due to the impact of reversing $13 million of deferred tax asset valuation allowances in 2005 related to a change in Alliant Energy’s anticipated ability to utilize capital losses prior to their expiration, $7 million of tax benefits recorded in 2005 related to the impact of issues resolved in a federal income tax audit and increased research and development tax credits. These items were partially offset by the impacts of legislation passed in Iowa in late 2004 related to additional bonus depreciation tax deductions IPL was allowed to take in 2004 under the provisions of the new legislation and adjustments to prior period taxes recorded in 2004 related to the filing of 2003 tax returns.

Refer to Note 5 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information regarding its effective income tax rates.

Loss from Discontinued Operations - Refer to Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

IPL RESULTS OF OPERATIONS

Overview - Earnings available for common stock increased $7 million in 2006 and $39 million in 2005. The 2006 increase was primarily due to lower operating expenses, a lower effective tax rate and higher gas margins, partially offset by lower electric margins. The 2005 increase was primarily due to higher electric margins, partially offset by increased operating expenses and lower AFUDC.

Electric Margins - Electric margins and MWh sales for IPL were as follows:

	Revenues and Costs (in millions)					MWhs Sold (in thousands)
	2006	2005	(a)	2004	(b)	2006	2005	(a)	2004	(b)
Residential	$471.2	$453.9	4%	$388.9	17%	4,157	4,282	(3%)	3,979	8%
Commercial	337.4	300.0	12%	257.8	16%	3,910	3,836	2%	3,487	10%
Industrial	440.7	387.0	14%	347.3	11%	7,860	8,005	(2%)	7,827	2%
Retail subtotal	1,249.3	1,140.9	10%	994.0	15%	15,927	16,123	(1%)	15,293	5%
Sales for resale:
Wholesale	1.9	1.9	--	2.1	(10%)	35	41	(15%)	53	(23%)
Bulk power and other	47.8	73.5	(35%)	39.6	86%	1,550	1,682	(8%)	1,252	34%
Other	32.6	30.4	7%	33.5	(9%)	99	98	1%	98	--
Total revenues/sales	1,331.6	1,246.7	7%	1,069.2	17%	17,611	17,944	(2%)	16,696	7%
Electric production fuel and
purchased power expense	607.9	408.5	49%	315.9	29%
Margins	$723.7	$838.2	(14%)	$753.3	11%

(a) Reflects the % change from 2005 to 2006. (b) Reflects the % change from 2004 to 2005.

2006 vs. 2005 Summary - Electric margins decreased $115 million, or 14%, in 2006 primarily due to $122 million of purchased power capacity costs related to the DAEC PPA, which began in January 2006, and the net impacts of weather conditions and IPL’s weather hedging activities. These decreases were partially offset by $7 million of higher energy conservation revenues and a modest increase in weather-normalized retail sales in 2006. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses. Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Purchased Power Capacity Costs” for discussion of the impact the sale of DAEC had on IPL’s electric margins and operating expenses.

2005 vs. 2004 Summary - Electric margins increased $85 million, or 11%, in 2005 primarily due to the impact of rate increases implemented in 2005 and 2004, the net impacts of weather conditions and IPL’s weather hedging activities, a 2% increase in weather-normalized retail sales in 2005 and $5 million of higher energy conservation revenues.

Impacts of Weather Conditions - Estimated increases (decreases) to IPL’s electric margins from the net impacts of weather and IPL’s weather hedging activities were as follows (in millions):

	2006	2005	2004
Weather impacts on demand compared to normal weather	($9)	$5	($24)
Losses from weather derivatives (a)	(3)	(6)	--
Net weather impact	($12)	($1)	($24)

(a) Recorded in “Other” revenues in the above table.

Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Impacts of Weather Conditions” for IPL’s CDD data and additional details of net weather impacts.

Bulk Power and Other Sales - Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Bulk Power and Other Sales” for discussion of the impact of MISO-related transactions on IPL’s electric margins.

Refer to “Other Matters - Other Future Considerations - Ethanol Industry Growth” for discussion of new ethanol production facilities in IPL’s service territory, which is expected to increase IPL’s future electric sales volumes.

Gas Margins - Gas margins and Dth sales for IPL were as follows:

	Revenues and Costs (in millions)					Dths Sold (in thousands)
	2006	2005	(a)	2004	(b)	2006	2005	(a)	2004	(b)
Residential	$197.9	$201.7	(2%)	$179.2	13%	15,136	16,486	(8%)	16,882	(2%)
Commercial	114.4	112.7	2%	95.5	18%	10,552	10,576	--	10,614	--
Industrial	30.4	33.8	(10%)	30.3	12%	3,622	3,428	6%	4,029	(15%)
Retail subtotal	342.7	348.2	(2%)	305.0	14%	29,310	30,490	(4%)	31,525	(3%)
Interdepartmental	2.2	5.1	(57%)	1.9	168%	352	511	(31%)	289	77%
Transportation/other	14.5	9.5	53%	9.1	4%	32,342	30,691	5%	28,653	7%
Total revenues/sales	359.4	362.8	(1%)	316.0	15%	62,004	61,692	1%	60,467	2%
Cost of gas sold	256.9	272.7	(6%)	231.1	18%
Margins	$102.5	$90.1	14%	$84.9	6%

(a) Reflects the % change from 2005 to 2006. (b) Reflects the % change from 2004 to 2005.

2006 vs. 2005 Summary - Gas margins increased $12 million, or 14%, in 2006 primarily due to the impacts of a rate increase implemented in April 2005, a 2% increase in weather-normalized retail sales in 2006 and the net impacts of weather conditions and IPL’s weather hedging activities.

2005 vs. 2004 Summary - Gas margins increased $5 million, or 6%, in 2005 primarily due to the impact of a rate increase implemented in April 2005 and $2 million of higher energy conservation revenues. These increases were partially offset by a 5% decrease in weather-normalized retail sales in 2005 primarily due to the negative impact high gas prices in the fourth quarter of 2005 had on gas sales during that period. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses.

Impacts of Weather Conditions - Estimated increases (decreases) to IPL’s gas margins from the net impacts of weather and IPL’s weather hedging activities were as follows (in millions):

	2006	2005	2004
Weather impacts on retail demand compared to normal weather	($4)	($1)	($2)
Gains (losses) from weather derivatives (a)	3	(1)	--
Net weather impact	($1)	($2)	($2)

(a) Recorded in “Transportation/other” revenues in the above table.

Refer to “Alliant Energy Results of Operations - Utility Gas Margins - Impacts of Weather Conditions” for IPL’s HDD data and additional details of net weather impacts.

Weather-normalized Retail Sales - Weather-normalized retail sales in 2006 and 2005 were lower than 2004 primarily due to the impact high natural gas prices in the fourth quarter of 2005 and the first quarter of 2006 had on customer usage during those periods. Industrial sales volumes were lower in 2005 as compared to 2006 and 2004 primarily due to lower agricultural demand attributable to drier conditions during the fall harvest in 2005.

Refer to “Rates and Regulatory Matters” for discussion of IPL’s electric and gas rate filings. Refer to Note 11(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for details of IPL’s weather derivatives including weather derivatives entered into by IPL in the fourth quarter of 2006 to reduce potential volatility on its margins from Jan. 1, 2007 through March 31, 2007. Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries,” “Alliant Energy Results of Operations - Utility Gas Margins - Natural Gas Cost Recoveries,” “Rates and Regulatory Matters” and Note 1(j) of Alliant Energy’s “Notes to Consolidated Financial Statements” for information relating to utility fuel and natural gas cost recovery.

Steam and Other Revenues - 2006 vs. 2005 - Steam and other revenues decreased $8 million in 2006, primarily due to $6 million of lower third party commodity sales resulting from a contract which ended in 2006. Changes in steam and other revenues are largely offset by changes in other operation and maintenance expenses.

2005 vs. 2004 - Steam and other revenues decreased $2 million in 2005, primarily due to $12 million of lower construction management revenues from WindConnect™ resulting from decreased demand, partially offset by $5 million of higher steam revenues required to recover increased costs of steam production fuels and other increases in non-commodity revenues.

Other Operation and Maintenance Expenses - 2006 vs. 2005 - Other operation and maintenance expenses decreased $62 million in 2006, primarily due to a reduction in nuclear generation-related expenses as a result of the sale of DAEC (such expenses totaled $59 million in 2005), $5 million of lower expenses from third party commodity sales, $5 million of lower fossil fuel generation-related expenses, $4 million of employee separation expenses in 2005 related to the elimination of certain corporate and operations support positions, $3 million of lower transmission and distribution expenses and decreases in other administrative and general expenses. These decreases were partially offset by $13 million of higher incentive-related compensation expenses resulting from improved performance in 2006 against the earnings and total shareowner return metrics established within the plans and $8 million of higher energy conservation expenses.

2005 vs. 2004 - Other operation and maintenance expenses increased $13 million in 2005, primarily due to $8 million of higher nuclear generation-related expenses, $7 million of higher fossil fuel generation-related expenses, $7 million of higher energy conservation expenses, $7 million of higher steam production fuel costs, $4 million of employee separation expenses incurred in 2005. These items were partially offset by $12 million of lower WindConnect™ expenses and $7 million of lower incentive-related compensation expenses.

Refer to “Other Matters - Other Future Considerations - Incentive Compensation Plans” for discussion of Alliant Energy’s incentive compensation plans and “Other Matters - Other Future Considerations - Pension and Other Postretirement Benefits Costs” for discussion of anticipated reductions in pension and other postretirement benefits costs resulting from contributions and plan amendments to postretirement benefits plans in 2006.

Depreciation and Amortization Expense - 2006 vs. 2005 - Depreciation and amortization expense decreased $52 million in 2006, primarily due to $33 million of lower nuclear depreciation as a result of the DAEC sale in January 2006 and the implementation of updated depreciation rates at IPL effective Jan. 1, 2006. The updated depreciation rates decreased depreciation expense by $22 million in 2006. These decreases were partially offset by the impact of property additions.

2005 vs. 2004 - Depreciation and amortization expense increased $9 million in 2005, primarily due to property additions, including Emery being placed in service in May 2004, partially offset by lower software amortization.

Taxes Other than Income Taxes - Taxes other than income taxes increased $3 million and $2 million in 2006 and 2005, respectively, primarily due to increased property taxes resulting from property additions.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on IPL’s utility rate activities. Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins - Purchased Power Capacity Costs” and “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses - Nuclear Generation-related Expenses” for discussion of the impact the sale of DAEC had on IPL’s electric margins and operating expenses.

Interest Expense - 2006 vs. 2005 - Interest expense increased $4 million in 2006, primarily due to interest expense accrued in 2006 associated with pending tax audits and IPL’s regulatory liability related to the gain on the DAEC sale. These increases were partially offset by the use of proceeds from the DAEC sale in the first quarter of 2006 to retire short-term debt.

AFUDC - 2005 vs. 2004 - AFUDC was $7 million lower primarily due to the construction of Emery in 2004.

Income Taxes - The effective income tax rates were 28.7%, 32.9% and 32.9% in 2006, 2005 and 2004, respectively.

2006 vs. 2005 - The decrease in IPL’s effective tax rate was primarily due to $7 million of tax benefits related to the sale of its interest in DAEC in 2006, changes in the impact of property-related temporary differences for which deferred tax expense is not recorded pursuant to Iowa ratemaking principles and increased manufacturing production deductions. These decreases were partially offset by $7 million of tax benefits recognized by IPL in 2005 related to the impact of issues resolved in a federal income tax audit.

2005 vs. 2004 - IPL’s effective tax rate was flat due to $7 million of tax benefits recognized by IPL in 2005 related to the impact of issues resolved in a federal income tax audit and increased research and development tax credits which were offset by impacts of legislation passed in Iowa in late 2004 related to additional bonus depreciation tax deductions IPL was allowed to take in 2004 under the provisions of the new legislation and adjustments to prior period taxes recorded in 2004 related to the filing of 2003 tax returns.

Refer to Note 5 of IPL’s “Notes to Consolidated Financial Statements” for additional information regarding changes in its effective income tax rates.

WPL RESULTS OF OPERATIONS

Overview - WPL’s earnings available for common stock were flat in 2006 and decreased $9 million in 2005. The 2006 results included lower operating expenses and higher gas margins offset by lower electric margins and higher interest expense. The 2005 decrease was primarily due to lower electric margins and higher interest expense, partially offset by decreased operating expenses.

Electric Margins - Electric margins and MWh sales for WPL were as follows:

	Revenues and Costs (in millions)					MWhs Sold (in thousands)
	2006	2005	(a)	2004	(b)	2006	2005	(a)	2004	(b)
Residential	$385.9	$369.5	4%	$327.8	13%	3,513	3,599	(2%)	3,375	7%
Commercial	212.4	197.4	8%	180.0	10%	2,277	2,274	--	2,215	3%
Industrial	323.0	288.2	12%	262.6	10%	4,948	4,825	3%	4,769	1%
Retail subtotal	921.3	855.1	8%	770.4	11%	10,738	10,698	--	10,359	3%
Sales for resale:
Wholesale	143.3	156.8	(9%)	114.7	37%	3,029	3,120	(3%)	2,890	8%
Bulk power and other	20.7	41.1	(50%)	29.4	40%	1,082	1,251	(14%)	907	38%
Other	26.1	20.9	25%	25.3	(17%)	72	75	(4%)	80	(6%)
Total revenues/sales	1,111.4	1,073.9	3%	939.8	14%	14,921	15,144	(1%)	14,236	6%
Electric production fuel and
purchased power expense	649.5	600.8	8%	431.5	39%
Margins	$461.9	$473.1	(2%)	$508.3	(7%)

(a) Reflects the % change from 2005 to 2006. (b) Reflects the % change from 2004 to 2005.

2006 vs. 2005 Summary - Electric margins decreased $11 million, or 2%, in 2006 primarily due to $38 million of higher purchased power capacity costs related to the Kewaunee PPA, which began in July 2005, and the net impacts of weather conditions and WPL’s weather hedging activities. These decreases were partially offset by approximately $40 million of under-recoveries of retail fuel and purchased power energy costs in 2005 and a 2% increase in weather-normalized retail sales in 2006. Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Purchased Power Capacity Costs” for discussion of the impact the sale of Kewaunee had on WPL’s electric margins and operating expenses. Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries” for discussion of the impact of retail fuel-related cost recoveries on WPL’s electric margins.

2005 vs. 2004 Summary - Electric margins decreased $35 million, or 7%, in 2005 primarily due to the impact of $47 million of higher purchased power capacity costs from the Kewaunee and Riverside PPAs and an approximate $30 million increase in the under-recovery of retail fuel and purchased power energy costs in 2005 compared to 2004. These decreases were partially offset by the impact of rate increases implemented in 2005 and 2004, the net impacts of weather conditions and WPL’s weather hedging activities and a modest increase in retail weather-normalized sales in 2005.

Impacts of Weather Conditions - Estimated increases (decreases) to WPL’s electric margins from the net impacts of weather and WPL’s weather hedging activities were as follows (in millions):

	2006	2005	2004
Weather impacts on demand compared to normal weather	$--	$7	($10)
Losses from weather derivatives (a)	(2)	(3)	--
Net weather impact	($2)	$4	($10)

(a) Recorded in “Other” revenues in the above table.

Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Impacts of Weather Conditions” for WPL’s CDD data and additional details of net weather impacts.

Wholesale Sales - Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Wholesale Sales” for discussion of the impact of changes in wholesale sales volumes and wholesale fuel-related cost recoveries on WPL’s electric margins.

Bulk Power and Other Sales - Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Bulk Power and Other Sales” for discussion of the impact of MISO-related transactions on WPL’s electric margins.

Gas Margins - Gas margins and Dth sales for WPL were as follows:

	Revenues and Costs (in millions)					Dths Sold (in thousands)
	2006	2005	(a)	2004	(b)	2006	2005	(a)	2004	(b)
Residential	$144.9	$156.4	(7%)	$136.4	15%	11,270	12,068	(7%)	12,456	(3%)
Commercial	84.4	89.3	(5%)	76.8	16%	8,155	8,187	--	8,585	(5%)
Industrial	8.3	10.0	(17%)	8.1	23%	876	978	(10%)	1,098	(11%)
Retail subtotal	237.6	255.7	(7%)	221.3	16%	20,301	21,233	(4%)	22,139	(4%)
Interdepartmental	17.0	50.8	(67%)	20.4	149%	2,116	6,448	(67%)	3,212	101%
Transportation/other	19.3	15.8	22%	12.1	31%	21,094	25,200	(16%)	17,472	44%
Total revenues/sales	273.9	322.3	(15%)	253.8	27%	43,511	52,881	(18%)	42,823	23%
Cost of gas sold	174.8	231.9	(25%)	165.8	40%
Margins	$99.1	$90.4	10%	$88.0	3%

(a) Reflects the % change from 2005 to 2006. (b) Reflects the % change from 2004 to 2005.

2006 vs. 2005 Summary - Gas margins increased $9 million, or 10% in 2006 primarily due to the net impacts of weather conditions and WPL’s weather hedging activities, the impacts of a rate increase implemented in 2005 and a modest increase in weather-normalized retail sales in 2006. These increases were partially offset by the negative impact on margins from lower interdepartmental sales.

2005 vs. 2004 Summary - Gas margins increased $2 million, or 3%, in 2005 primarily due to $3 million of improved results from WPL’s performance-based gas cost recovery program (benefits are shared by ratepayers and shareowners) and the impact on margins from higher interdepartmental sales. These increases were partially offset by a 4% decrease in weather-normalized retail sales primarily due to the negative impact high gas prices in the fourth quarter of 2005 had on gas sales during that period.

Impacts of Weather Conditions - Estimated decreases to WPL’s gas margins from the net impacts of weather and WPL’s weather hedging activities were as follows (in millions):

	2006	2005	2004
Weather impacts on retail demand compared to normal weather	($5)	($3)	($3)
Gains (losses) from weather derivatives (a)	4	(1)	--
Net weather impact	($1)	($4)	($3)

(a) Recorded in “Transportation/other” revenues in the above table.

Refer to “Alliant Energy Results of Operations - Utility Gas Margins - Impacts of Weather Conditions” for WPL’s HDD data and additional details of net weather impacts.

Weather-normalized Retail Sales - Weather-normalized retail sales in 2006 and 2005 were lower than 2004 primarily due to the impact high natural gas prices in the fourth quarter of 2005 and the first quarter of 2006 had on customer usage during those periods. Industrial sales volumes were lower in 2006 compared to 2005 primarily due to a decrease in industrial customers.

Interdepartmental Sales - Refer to “Alliant Energy Results of Operations - Utility Gas Margins - Interdepartmental Sales” for discussion of the impact of gas sales to natural gas-fired electric generating facilities on WPL’s gas margins.

Refer to “Rates and Regulatory Matters” for discussion of WPL’s electric and gas rate filings. Refer to “Alliant Energy Results of Operations - Utility Gas Margins - Performance-based Gas Commodity Recovery Program” for discussion of the impact of this program on WPL gas margins. Refer to Note 11(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for details of WPL’s weather derivatives including weather derivatives entered into by WPL in the fourth quarter of 2006 to reduce potential volatility on its margins from Jan. 1, 2007 through March 31, 2007. Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries”, “Alliant Energy Results of Operations - Utility Gas Margins - Natural Gas Cost Recoveries”, “Rates and Regulatory Matters” and Note 1(j) of Alliant Energy’s “Notes to Consolidated Financial Statements” for information relating to utility fuel and natural gas cost recovery.

Other Operation and Maintenance Expenses - 2006 vs. 2005 - Other operation and maintenance expenses decreased $14 million in 2006 primarily due to a reduction in nuclear generation-related expenses as a result of the Kewaunee sale (such expenses totaled $21 million in 2005) and a $7 million regulatory-related charge in 2005. These decreases were partially offset by $9 million of higher incentive-related compensation expenses resulting from improved performance in 2006 against the earnings and total shareowner return metrics established within the plans, $2 million of higher transmission and distribution expenses and increases in other administrative and general expenses.

2005 vs. 2004 - Other operation and maintenance expenses decreased $23 million in 2005 primarily due to $26 million of lower nuclear generation-related expenses, $5 million of lower incentive-related compensation expenses and $3 million of lower transmission and distribution expenses. These decreases were partially offset by a $7 million regulatory-related charge recorded in 2005 and $6 million of higher fossil fuel generation-related expenses.

Refer to “Other Matters - Other Future Considerations - Incentive Compensation Plans” for discussion of Alliant Energy’s incentive compensation plans and “Other Matters - Other Future Considerations - Pension and Other Postretirement Benefits Costs” for discussion of anticipated reductions in pension and other postretirement benefits costs resulting from contributions and plan amendments to postretirement benefits plans in 2006.

Depreciation and Amortization - 2006 vs. 2005 - Depreciation and amortization expense decreased $1 million in 2006 primarily due to lower nuclear depreciation of $5 million as a result of the Kewaunee sale in July 2005 and lower software amortization. These decreases were substantially offset by the impact of property additions including SFEF.

2005 vs. 2004 - Depreciation and amortization expense decreased $3 million in 2005 primarily due to lower nuclear depreciation of $7 million as a result of the Kewaunee sale in July 2005 and lower software amortization. These decreases were partially offset by the impact of property additions including SFEF.

Taxes Other than Income Taxes - 2006 vs. 2005 - Taxes other than income taxes increased $4 million in 2006 primarily due to increased gross receipts taxes resulting from increased revenues.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on WPL’s utility rate activities. Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins - Purchased Power Capacity Costs” and “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses - Nuclear Generation-related Expenses” for discussion of the impact the sale of Kewaunee had on WPL’s electric margins and operating expenses.

Interest Expense - 2006 vs. 2005 - Interest expense increased $8 million in 2006 primarily due to $5 million of higher affiliated interest expense associated with the SFEF capital lease WPL entered into in June 2005 and interest expense accrued in 2006 on the regulatory liability related to the reserve for rate refund associated with WPL’s fuel-related rate case.

2005 vs. 2004 - Interest expense increased $7 million in 2005 primarily due to $8 million of affiliated interest expense associated with the SFEF capital lease in 2005.

Refer to Note 3(b) of WPL’s “Notes to Consolidated Financial Statements” for details of the SFEF capital lease.

Income Taxes - The effective income tax rates were 37.1%, 36.7%, and 36.8% in 2006, 2005 and 2004, respectively. Refer to Note 5 of WPL’s “Notes to Consolidated Financial Statements” for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Overview - Alliant Energy believes it has a strong liquidity position and expects to maintain a strong liquidity position as a result of available capacity under its revolving credit facilities, operating cash flows from its utility business, proceeds from asset sales and its remaining balance of available cash and cash equivalents. Based on its strong liquidity position and capital structure, Alliant Energy believes it will be able to secure additional capital required to implement its strategic plan. Access to capital markets to fund the future capital requirements of its strategic plan at reasonable costs is largely dependent on the credit quality of Alliant Energy and its subsidiaries.

Liquidity Position - At Dec. 31, 2006, Alliant Energy and its subsidiaries had $471 million of available capacity under its revolving credit facilities and $265 million of cash and cash equivalents.

Capital Structure - Alliant Energy plans to maintain adjusted consolidated debt-to-total capitalization ratios that are consistent with investment-grade credit ratings to ensure access to capital markets at reasonable costs. Alliant Energy’s, IPL’s and WPL’s capitalization structures at Dec. 31, 2006 were as follows (dollars in millions):

	Alliant Energy
Financial Capitalization Structure	(Consolidated)		IPL		WPL
Common equity	$2,651.3	57.7%	$1,162.3	50.9%	$1,110.8	65.0%
Preferred equity	243.8	5.3%	183.8	8.1%	60.0	3.5%
Long-term debt (incl. current maturities)	1,517.9	33.1%	893.3	39.1%	403.6	23.6%
Short-term debt	178.8	3.9%	43.9	1.9%	134.9	7.9%
	$4,591.8	100.0%	$2,283.3	100.0%	$1,709.3	100.0%

Important capitalization structure considerations include financing flexibility for the utility generation growth plans, debt imputed by rating agencies and state regulations. The most stringent imputations include attributed debt for a portion of the DAEC, Kewaunee, Riverside and RockGen long-term PPAs and amounts sold under IPL’s sale of accounts receivable program. Refer to “Rates and Regulatory Matters” for details of imputed debt adjustments approved by the PSCW in WPL’s most recent rate case.

Primary Sources and Uses of Cash - Alliant Energy’s most significant source of cash is electric and gas sales to its utility customers. Cash from these sales reimburse IPL and WPL for prudently incurred expenses to provide service to their utility customers and provides IPL and WPL a return on rate base assets required to provide such services. Utility operating cash flows are expected to substantially cover the utilities’ maintenance capital expenditures and dividends paid to Alliant Energy’s shareowners. Capital requirements needed to retire debt and fund capital expenditures associated with utility rate base growth, including new generating facilities, are expected to be financed primarily through external financings and proceeds from asset divestitures, supplemented by internally generated funds. In order to maintain its planned debt-to-total capitalization ratios, Alliant Energy and its subsidiaries may periodically issue additional debt and equity to fund such capital requirements.

Cash Flows - Selected information for continuing operations from Alliant Energy’s, IPL’s and WPL’s Consolidated Statements of Cash Flows was as follows (in millions):

	Alliant Energy			IPL			WPL
Cash flows from (used for):	2006	2005	2004	2006	2005	2004	2006	2005	2004
Operating activities	$420.7	$600.2	$498.2	$272.2	$332.0	$347.6	$162.6	$176.6	$199.3
Investing activities	468.0	(288.9)	(634.5)	155.3	(308.0)	(369.7)	(149.0)	(42.9)	(214.3)
Financing activities	(828.8)	(308.4)	159.3	(427.7)	(23.4)	20.1	(12.0)	(133.8)	(12.0)

Cash Flows From Continuing Operating Activities -

Historical Changes in Cash Flows From Continuing Operating Activities - 2006 vs. 2005 - Alliant Energy’s cash flows from operating activities decreased $180 million primarily due to higher pension plan contributions, lower distributions from discontinued operations and changes in working capital caused largely by the timing of vendor payments. These decreases were partially offset by the impact of improved retail fuel-related rate recoveries at WPL. IPL’s cash flows from operating activities decreased $60 million primarily due to higher pension plan contributions and changes in working capital caused largely by the timing of vendor payments, partially offset by lower income tax payments. WPL’s cash flows from operating activities decreased $14 million primarily due to changes in working capital caused largely by the timing of vendor payments and higher pension plan contributions, partially offset by the impact of improved retail fuel-related rate recoveries.

2005 vs. 2004 - Alliant Energy’s cash flows from operating activities increased $102 million primarily due to changes in the level of accounts receivable sales and lower pension plan contributions, partially offset by higher income tax payments. IPL’s cash flows from operating activities decreased $16 million primarily due to higher income tax payments, partially offset by changes in the level of accounts receivable sales and the impact of rate increases. WPL’s cash flows from operating activities decreased $23 million primarily due to higher income tax payments and higher purchased power and fuel expenditures, partially offset by changes in the level of accounts receivable sales.

Sale of Accounts Receivable - Refer to Note 4(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for information on IPL’s sale of accounts receivable program.

Pension Plan Contributions - In August 2006, the Pension Protection Act of 2006 was enacted. This legislation includes changes to minimum funding level requirements of pension plans beginning in 2008. In 2006, Alliant Energy contributed $166 million to its pension plans with the intention of satisfying the minimum funding level requirements through 2008 and does not expect to make any additional significant contributions prior to 2009. Refer to Note 6(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of the current funded levels of Alliant Energy’s pension plans.

Cash Flows From (Used For) Continuing Investing Activities -

Historical Changes in Cash Flows From (Used For) Continuing Investing Activities - 2006 vs. 2005 - Alliant Energy’s cash flows from investing activities increased $757 million primarily due to higher proceeds received from asset sales and lower construction expenditures. IPL’s cash flows from investing activities increased $463 million primarily due to proceeds from the sale of its interest in DAEC in 2006 and lower construction expenditures. WPL’s cash flows used for investing activities increased $106 million primarily due to proceeds from the sale of its interest in Kewaunee in 2005 and lower proceeds from the liquidations of nuclear decommissioning trust fund assets in 2006 compared to 2005. These increases were partially offset by lower construction expenditures.

2005 vs. 2004 - Alliant Energy’s cash flows used for investing activities decreased $346 million primarily due to proceeds received from WPL’s sale of its interest in Kewaunee and related liquidation of a portion of nuclear decommissioning trust fund assets in 2005 and expenditures associated with the construction of Emery and SFEF in 2004. IPL’s cash flows used for investing activities decreased $62 million primarily due to expenditures associated with the construction of Emery in 2004. WPL’s cash flows used for investing activities decreased $171 million primarily due to proceeds received from WPL’s sale of its interest in Kewaunee and related liquidation of a portion of nuclear decommissioning trust fund assets in 2005.

Construction and Acquisition Expenditures - Capital expenditures, investments and financing plans are reviewed, approved and updated as part of Alliant Energy’s strategic planning and budgeting processes. In addition, significant capital expenditures and investments are subject to a rigorous cross-functional review prior to approval. Changes in Alliant Energy’s anticipated construction and acquisition expenditures may result from a number of reasons including, but not limited to, economic conditions, regulatory requirements, ability to obtain adequate and timely rate relief, the level of Alliant Energy’s profitability, Alliant Energy’s desire to maintain targeted capitalization ratios and credit ratings, variations in sales, changing market conditions and new opportunities. Alliant Energy currently anticipates construction and acquisition expenditures during 2007 and 2008 as follows (in millions):

	Alliant Energy		IPL		WPL
	2007	2008	2007	2008	2007	2008
Utility business-related:
Transmission and distribution (electric and gas) (a)	$265	$240	$145	$110	$120	$130
Generation - new facilities	60	450	10	60	50	390
Generation - existing facilities	70	85	55	55	15	30
Environmental	60	160	40	95	20	65
Other miscellaneous utility property	70	115	40	45	30	70
Contributions to ATC	--	25	--	--	--	25
Total utility business-related	525	1,075	$290	$365	$235	$710
Non-regulated businesses	10	10
	$535	$1,085
(a)

2007 transmission and distribution expenditures of $265 million include $55 million specifically related to IPL’s electric transmission assets. Reflecting the planned sale of IPL’s electric transmission assets at the end of 2007, there are no transmission expenditures forecasted for 2008.

Alliant Energy has not yet entered into contractual commitments relating to the majority of its anticipated capital expenditures. As a result, Alliant Energy does have discretion with regard to the level of capital expenditures eventually incurred and it closely monitors and updates such estimates on an ongoing basis based on numerous economic and other factors. Refer to “Strategic Overview” and “Environmental” for further discussion.

Proceeds from Asset Sales - Proceeds from asset sales have been and will be used primarily for debt reduction, common share repurchases, funding capital expenditures and general corporate purposes. Refer to “Strategic Overview” for discussion of Alliant Energy’s recent asset divesture activities.

Cash Flows From (Used For) Continuing Financing Activities -

Historical Changes in Cash Flows From (Used For) Continuing Financing Activities - 2006 vs. 2005 - Alliant Energy’s cash flows used for financing activities increased $520 million primarily due to changes in the amount of debt issued and retired, including increased debt repayment premiums, common stock repurchases and IPL’s retirement of a capital lease obligation. These increases were partially offset by higher proceeds from common stock issuances largely due to an increase in stock options exercised. IPL’s cash flows used for financing activities increased $404 million primarily due to changes in the amount of debt issued and retired, higher common stock dividends and the retirement of a capital lease obligation. Such variances were largely due to IPL’s sale of its interest in DAEC, including the application of the sale proceeds. WPL’s cash flows used for financing activities decreased $122 million primarily due to changes in the amount of debt issued and retired and a capital contribution from Alliant Energy in 2006.

2005 vs. 2004 - Alliant Energy’s cash flows used for financing activities increased $468 million primarily due to changes in the amount of debt issued and retired, including increased debt premiums, and lower proceeds from common stock issuances. IPL’s cash flows used for financing activities increased $44 million primarily due to capital contributions of $100 million from Alliant Energy in 2004, partially offset by changes in the amount of debt issued and retired. WPL’s cash flows used for financing activities increased $122 million primarily due to changes in the amount of debt issued and retired.

FERC and Public Utility Holding Company Act Financing Authorizations - Under Public Utility Holding Company Act of 2005, FERC has authority over the issuance of utility securities, except to the extent that a state regulatory commission has jurisdiction over such matters. FERC rules permit IPL to continue operating under the most recent financing order granted by the Securities and Exchange Commission (SEC) under Public Utility Holding Company Act of 1935 (PUHCA 1935) until a new financing authorization request is filed with FERC. This most recent financing order granted by the SEC under PUHCA 1935 authorized IPL to issue preferred stock, long-term debt securities and short-term debt securities up to a combined amount of $700 million for a period from December 2004 through December 2007. Issuance of debt securities by WPL is authorized by its state regulatory commissions and therefore is exempt from regulation by FERC. FERC does not have authority over the issuance of securities by Alliant Energy or Resources.

State Regulatory Financing Authorizations - IPL and WPL have authorization for short-term borrowings of $300 million and $250 million, respectively.

Shelf Registrations - Alliant Energy’s current SEC shelf registration allows Alliant Energy flexibility to offer from time to time up to an aggregate of $300 million of common stock, stock purchase contracts and stock purchase units. IPL’s current SEC shelf registration allows IPL flexibility to offer from time to time up to an aggregate of $250 million of preferred stock, unsecured debt securities and collateral trust bonds. WPL’s current SEC shelf registration allows WPL flexibility to offer from time to time up to an aggregate of $200 million of preferred stock, unsecured debt securities and first mortgage bonds. As of Dec. 31, 2006, Alliant Energy, IPL and WPL had $208 million, $250 million and $200 million remaining available under their respective shelf registrations.

Common Stock Dividends - In December 2006, Alliant Energy announced an increase in its annual common stock dividend from $1.15 per share to $1.27 per share, which is equivalent to a rate of $0.3175 per share per quarter, beginning with the Feb. 15, 2007 dividend payment. Payment of future 2007 quarterly dividends is subject to the actual dividend declaration by Alliant Energy’s Board of Directors. Alliant Energy’s general long-term goal is to maintain a dividend payout ratio that is competitive with the industry average. Currently, Alliant Energy’s goal is to attain a payout percentage of approximately 60% to 70% of its utility earnings. Alliant Energy’s dividend payout ratio was 53% of its utility earnings in 2006. Refer to Note 7(a) of Alliant Energy's "Notes to Consolidated Financial Statements" for discussion of IPL's and WPL's dividend payment restrictions based on the terms of their outstanding preferred stock and state regulatory limitations applicable to them.

Common Stock Issuances - In 2006, Alliant Energy issued approximately $50 million of additional common stock, primarily under its equity plans for employees. In the first quarter of 2006, Alliant Energy decided to begin satisfying any new demand under its Shareowner Direct Plan and 401(k) Savings Plan through open market purchases. Alliant Energy currently anticipates its only common stock issuances in 2007 will be to issue new shares to satisfy demands under its equity plans for employees. In February 2007, Alliant Energy issued 0.8 million shares of new common stock and received $23.7 million in proceeds from stock options exercised. Refer to Notes 6(b) and 7(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of common stock issuances.

Common Stock Repurchase Program - Refer to Note 7(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” and “Part II - Item 5 Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for discussion of Alliant Energy’s common stock repurchase program, which was increased from $200 million to $400 million in February 2007. Alliant Energy repurchased $105.1 million and $55.4 million of its common stock on the open market in 2006 and February 2007, respectively. At Feb. 28, 2007, Alliant Energy had authority to repurchase an additional $239.5 million during the remainder of 2007 under the plan approved by its Board of Directors in February 2007. The common stock repurchase program has been and is expected to be funded from available cash and cash equivalents and proceeds from asset sales.

Long-term Debt - In 2006, Alliant Energy continued the reduction of debt at its non-regulated businesses by retiring early $358 million of Resources’ senior notes and NZ$100 million of redeemable preference shares issued by Alliant Energy’s wholly-owned New Zealand subsidiary, AENZ. In addition, the obligation for AENZ’s remaining NZ$140 million of redeemable preference shares was assumed by the buyer upon the sale of AENZ in December 2006. Refer to Note 8(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional details of these debt reductions and other information regarding long-term debt.

Short-term Debt - In 2006, Alliant Energy, IPL and WPL completed the re-syndication of three revolving credit facilities and extended the terms of the facilities to November 2011. These credit facilities backstop commercial paper issuances used to finance short-term borrowing requirements, which fluctuate based on seasonal corporate needs, the timing of long-term financings and capital market conditions. The facility at the parent company is used to fund Resources and Corporate Services as well as its own needs. Information regarding commercial paper at Dec. 31, 2006 was as follows (dollars in millions):

	Alliant Energy
	(Consolidated)	Parent Company	IPL	WPL
Commercial paper:
Amount outstanding	$178.8	$--	$43.9	$134.9
Weighted average maturity	2 days	N/A	2 days	2 days
Interest rates	5.4%	N/A	5.4%	5.4%
Available capacity	$471.2	$100.0	$256.1	$115.1

Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a covenant which requires the entities to maintain debt-to-capital ratios of less than 65%, 58% and 58%, respectively. The debt component of the capital ratios includes long- and short-term debt (excluding non-recourse debt and hybrid securities to the extent such hybrid securities do not exceed 15% of consolidated capital of the borrower), capital lease obligations, letters of credit, guarantees of the foregoing and new synthetic leases. The equity component excludes accumulated other comprehensive income (loss).

Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain negative pledge provisions, which generally prohibit placing liens on any of the property of Alliant Energy or its subsidiaries with certain exceptions. Exceptions include among others, securing obligations of up to 5% of the consolidated assets of the borrower, the issuance of secured debt under first mortgage bond indentures by IPL and WPL, non-recourse project financing and purchase money liens.

The credit agreements each contain provisions that require, during their term, any proceeds from asset sales, with certain exclusions, in excess of 20% of Alliant Energy’s, IPL’s and WPL’s respective consolidated assets to be used to reduce commitments under their respective facilities. Exclusions include, among others, certain sale and lease-back transactions, and transmission and non-regulated assets.

The credit agreements each contain customary events of default. In addition, Alliant Energy’s credit agreement contains a cross default provision that is triggered if a domestic majority-owned subsidiary of Alliant Energy defaults on debt totaling $50 million or more. A default by a minority-owned affiliate or a foreign subsidiary would not trigger a cross default event. A default by Alliant Energy or Resources would not trigger a cross default event for either IPL or WPL, nor would a default by either of IPL or WPL trigger a cross default event for the other. If an event of default under any of the credit agreements occurs and is continuing, then the lenders may declare any outstanding obligations under the credit agreements immediately due and payable. In addition, if any order for relief is entered under bankruptcy laws with respect to Alliant Energy, IPL or WPL, then any outstanding obligations under the respective credit agreements would be immediately due and payable.

A material adverse change representation is not required for borrowings under these credit agreements.

At Dec. 31, 2006, Alliant Energy, IPL and WPL were in compliance with all covenants and other provisions of the credit facilities.

Creditworthiness -

Credit Ratings - Access to the capital markets and the costs of obtaining external financing are dependent on creditworthiness. Alliant Energy is committed to taking the necessary steps required to maintain investment-grade credit ratings. Alliant Energy’s current credit ratings and outlooks are as follows:

		Standard & Poor’s	Moody’s Investors
		Ratings Services (S&P)	Service (Moody’s)
IPL	Senior secured long-term debt	A-	A3
	Senior unsecured long-term debt	BBB+	A3
	Commercial paper	A-2	P-2
	Corporate/issuer	BBB+	Baa1
WPL	Senior secured long-term debt	A-	A1
	Senior unsecured long-term debt	A-	A2
	Commercial paper	A-2	P-1
	Corporate/issuer	A-	A2
Resources (a)	Senior unsecured long-term debt	BBB	Baa1
	Corporate/issuer	BBB+	Not rated
Alliant Energy	Senior unsecured long-term debt	BBB	Not rated
	Commercial paper	A-2	P-2
	Corporate/issuer	BBB+	Not rated

All Entities	Outlook	Stable	Stable
(a)	Resources’ exchangeable senior notes are fully and unconditionally guaranteed by Alliant Energy.

Ratings Triggers - The long-term debt of Alliant Energy and its subsidiaries is not subject to any repayment requirements as a result of explicit credit rating downgrades or so-called “ratings triggers.” However, Alliant Energy and its subsidiaries are parties to various agreements, including PPAs, fuel contracts and corporate guarantees that are dependent on maintaining investment-grade credit ratings. In the event of a downgrade below these credit rating levels, Alliant Energy or its subsidiaries may need to provide credit support, such as letters of credit or cash collateral equal to the amount of the exposure, or may need to unwind the contract or pay the underlying obligation. IPL is also a party to an accounts receivable sales agreement that provides that a downgrade below investment-grade level associated with its secured debt makes it ineligible to sell receivables under the program. In the event of a downgrade below investment-grade level, management believes Alliant Energy, IPL and WPL have sufficient liquidity to cover counterparty credit support or collateral requirements under the various agreements with rating triggers.

Off-Balance Sheet Arrangements -

Synthetic Leases - Alliant Energy utilizes off-balance sheet synthetic operating leases that relate to the financing of its corporate headquarters, utility railcars and a utility radio dispatch system. Synthetic leases provide favorable financing rates to Alliant Energy while allowing it to maintain operating control of its leased assets. Refer to Note 3(a) of the “Notes to Consolidated Financial Statements” for future minimum lease payments and residual value guarantees associated with these synthetic leases.

Special Purpose Entities - Alliant Energy uses special purpose entities for its limited recourse utility sale of accounts receivable program whereby IPL uses proceeds from the sale of the accounts receivable and unbilled revenues to maintain flexibility in its capital structures, take advantage of favorable short-term interest rates and finance a portion of its long-term cash needs. The sale of accounts receivables generates a significant amount of liquidity for IPL. Refer to Note 4(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for aggregate proceeds from the sale of accounts receivable. If a sale of accounts receivable financing alternative was not available, IPL anticipates it would have enough short-term borrowing capacity to compensate. Refer to “Creditworthiness - Ratings Triggers” for the impact of certain credit rating downgrades on IPL related to the accounts receivable sales program. Alliant Energy has reviewed these entities during its implementation of revised Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” and determined that consolidation of these entities is not required. Refer to Note 20 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information regarding FIN 46R.

Guarantees and Indemnifications - Alliant Energy has several guarantees and indemnifications outstanding related to its recent divestiture activities. Refer to Note 12(d) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information.

Certain Financial Commitments -

Contractual Obligations - Alliant Energy’s consolidated long-term contractual obligations as of Dec. 31, 2006 were as follows (in millions):

	2007	2008	2009	2010	2011	Thereafter	Total
Purchase obligations (Note 12(b)):
Purchased power and fuel commitments	$601	$475	$368	$337	$297	$710	$2,788
Other	23	1	1	--	--	--	25
Long-term debt maturities (Note 8(b))	195	197	147	114	201	1,030	1,884
Interest - long-term debt obligations	95	88	78	64	53	768	1,146
Operating leases (Note 3(a))	139	84	77	73	64	96	533
Capital leases (Note 3(b))	--	--	--	--	--	3	3
	$1,053	$845	$671	$588	$615	$2,607	$6,379

IPL’s long-term contractual obligations as of Dec. 31, 2006 were as follows (in millions):

	2007	2008	2009	2010	2011	Thereafter	Total
Purchase obligations (Note 12(b)):
Purchased power and fuel commitments	$257	$223	$190	$189	$188	$443	$1,490
Other	3	--	--	--	--	--	3
Long-term debt maturities (Note 8(b))	80	52	136	3	200	424	895
Interest - long-term debt obligations	53	51	47	38	32	407	628
Operating leases (Note 3(a))	5	5	6	7	2	9	34
Capital lease (Note 3(b))	--	--	--	--	--	2	2
	$398	$331	$379	$237	$422	$1,285	$3,052

WPL’s long-term contractual obligations as of Dec. 31, 2006 were as follows (in millions):

	2007	2008	2009	2010	2011	Thereafter	Total
Purchase obligations (Note 12(b)):
Purchased power and fuel commitments	$180	$180	$122	$118	$92	$258	$950
Other	3	1	--	--	--	--	4
Long-term debt maturities (Note 8(b))	105	60	--	100	--	139	404
Interest - long-term debt obligations	22	19	15	12	8	149	225
Operating leases (Note 3(a))	88	76	67	64	60	87	442
Capital leases (Note 3(b))	15	15	15	15	15	203	278
	$413	$351	$219	$309	$175	$836	$2,303

At Dec. 31, 2006, long-term debt and capital lease obligations as noted in the above tables were included on the respective Consolidated Balance Sheets. Included in Alliant Energy’s, IPL’s and WPL’s long-term debt obligations was variable rate debt of $90 million, $42 million and $39 million, which represented 5%, 5% and 10%, respectively, of total long-term debt outstanding. The long-term debt amounts exclude reductions related to unamortized debt discounts. Interest on variable rate debt in the above table was calculated using rates as of Dec. 31, 2006. Purchased power and fuel commitments represent normal business contracts used to ensure adequate purchased power, coal and natural gas supplies and to minimize exposure to market price fluctuations. Alliant Energy, through its subsidiary Corporate Services, has entered into various purchased power and coal commitments that have not yet been directly assigned to IPL and WPL. Such commitments are included in the Alliant Energy purchase obligations but are not included in the IPL or WPL purchase obligations. Other purchase obligations represent individual commitments incurred during the normal course of business which exceeded $1.0 million at Dec. 31, 2006. In connection with their construction and acquisition programs, Alliant Energy, IPL and WPL also enter into commitments related to such programs on an ongoing basis which are not reflected in the above tables. Refer to “Cash Flows From (Used For) Continuing Investing Activities - Construction and Acquisition Expenditures” for additional information. In addition, at Dec. 31, 2006, there were various other long-term liabilities and deferred credits included on the respective Consolidated Balance Sheets that, due to the nature of the liabilities, the timing of payments cannot be estimated and are therefore excluded from the above tables. Refer to Note 6(a) of the “Notes to Consolidated Financial Statements” for anticipated pension and other postretirement benefit funding amounts, which are not included in the above tables.

Environmental -

Overview - Alliant Energy’s pollution abatement programs are subject to continuing review and are periodically revised due to changes in environmental regulations, construction plans and escalation of construction costs. Alliant Energy continually evaluates the impact of potential future, federal, state and local environmental rulemakings on its operations. While the final outcome of these rule makings cannot be predicted, Alliant Energy believes that required capital investments and/or modifications resulting from them could be significant, but expects that prudent expenditures incurred by IPL and WPL likely would be recovered in rates from its customers. Given the dynamic nature of the utility environmental and other related regulatory requirements, IPL and WPL have an integrated planning process that includes the determination of new generation, environmental compliance requirements and other operational needs. As part of IPL’s and WPL’s planning process, investments for environmental requirements are approved by Alliant Energy’s Board of Directors. The following are major environmental issues that could potentially have a significant impact on Alliant Energy’s financial condition, results of operations and cash flows. Refer to “Cash Flows From (Used For) Continuing Investing Activities - Construction and Acquisition Expenditures” for information on IPL’s and WPL’s anticipated 2007 and 2008 environmental capital expenditures.

Air Quality - The 1990 Clean Air Act Amendments mandate preservation of air quality through existing regulations and periodic reviews to ensure adequacy of these provisions based on scientific data. In 2005, the U.S. Environmental Protection Agency (EPA) finalized the Clean Air Interstate Rule (CAIR), which requires emission control upgrades to existing electric generating units with greater than 25 MW capacity. This rule will cap emission of sulfur dioxide (SO2) and nitrogen oxides (NOx) in 28 states (including Iowa, Wisconsin and Minnesota) in the eastern U.S and, when fully implemented, reduce SO2 and NOx emissions in these states by over 70% and 60% from 2003 levels, respectively. The specific reductions for IPL, WPL and Resources will be determined by state-specific implementation plans, which could be more or less stringent than the noted 70% and 60% reductions. The first phase of compliance for SO2 and NOx is required by 2010 and 2009, respectively, and the second phase of compliance for both SO2 and NOx is required by 2015. This federal rule allows that additional reduction requirements may also be imposed at the state level for those areas that are in non-attainment with National Ambient Air Quality Standards (NAAQS). WPL has existing electric generating units located in non-attainment areas for the 8-hour ozone standard and may be subject to additional NOx emission reductions.

In 2005, the EPA also finalized the Clean Air Mercury Rule (CAMR) which requires mercury emission control upgrades for coal-fired generating units with greater than 25 MW capacity. When fully implemented, this rule will reduce U.S. utility (including IPL and WPL) mercury emissions by approximately 70% in a two-phased reduction approach. The first phase of compliance is required by 2010 and the second phase by 2018.

The final CAIR and CAMR rules were both effective in 2005 and, by September 2006 and November 2006, respectively, each state was to have submitted enforceable plans to the EPA for approval, which complied with the requirements of these rules. A federal implementation plan went into effect for those states that failed to file the state implementation plans by the respective due date. The federal implementation plan adopted the EPA’s model cap-and-trade program for meeting the state emission budgets under CAIR and CAMR. The EPA views the federal implementation plan as a temporary measure that remains effective until that state’s implementation plan is submitted and approved. Iowa is the only state with jurisdiction impacting IPL’s and WPL’s operations that filed its state implementation plans for EPA review and approval by the 2006 filing deadlines. Wisconsin continues planning for these rules and intends to file its state implementation plans with the EPA in the first quarter of 2007. Minnesota currently plans to follow the federal implementation plan approach for meeting its state CAIR and CAMR compliance, however may file state implementation plans in the future. Alliant Energy continues to participate in the development of the state implementation plans that impact IPL’s and WPL’s operations. IPL’s and WPL’s specific compliance plans will not be completed until states with jurisdictions impacting each of IPL and WPL have received approval from the EPA for their respective state implementation plans.

With the publication of the CAIR and CAMR rules in 2005, Alliant Energy completed a preliminary evaluation of these rulemakings based on the EPA’s model cap-and-trade program to meet the required state emission reductions in a flexible and cost-effective manner. The resulting compliance plan for IPL and WPL includes investments in emission controls for their generating units as well as purchases of emission allowances. IPL’s and WPL’s estimated capital expenditures from their initial plans for 2007 through 2010 associated with the first phase of compliance for CAIR and CAMR are $170 million to $225 million for IPL and $100 million to $140 million for WPL. Cost estimates for Resources’ generating facilities will be assessed upon clarification with regulatory agencies of rule applicability to non-regulated generation units. Alliant Energy expects additional capital investments for the second phase compliance with CAIR and CAMR to be significant and material. Based on Alliant Energy’s initial plan, estimates for capital expenditures for 2011 through 2018 required for phase two compliance with these rules are $100 million to $160 million for IPL and $150 million to $200 million for WPL. These estimates are based on industry average costs of technologies and expected outcomes of state implementation plans for these rules. In 2006, additional information became available on state compliance requirements, however all state implementation plans that impact IPL and WPL are not final. Alliant Energy is currently developing an updated compliance plan with revised cost estimates for emission control options for the affected generating units and continues to explore the potential use of the developing emission allowance markets as an option for compliance. Alliant Energy plans to finalize an updated compliance plan after state implementation plans are approved by the EPA in 2007.

In 2004, the EPA’s final Industrial Boiler Maximum Achievable Control Technology (MACT) rule became effective and compliance with these new emission requirements for hazardous air pollutants is required by September 2007. This rule applies to fossil-fueled generating units with less than 25 MW capacity. In 2005, Alliant Energy submitted initial notifications to the EPA and Iowa Department of Natural Resources (DNR) identifying specific fossil-fueled generating units less than 25 MW that potentially may require compliance with the Industrial Boiler MACT rule. In December 2006, the EPA issued a final rule clarifying the Industrial Boiler MACT rule excludes any electric utility steam generating units that are subject to CAMR requirements. Alliant Energy has since received concurrence from the Iowa DNR that only two fossil-fueled generating units are subject to the Industrial Boiler MACT rule. Alliant Energy expects that compliance with the Industrial Boiler MACT rules for the two IPL fossil-fueled generating units can be met with existing emission control equipment, periodic fuel monitoring and good combustion operational practices.

In addition, Alliant Energy is aware that certain citizen groups have begun pursuing claims against owners of utility generating stations regarding excess emissions, including opacity emissions. While IPL and WPL have not received any such claims to date, WPL is aware that certain public comments have been submitted to the Wisconsin DNR regarding excess emission reports for two of WPL’s generating facilities. WPL is unable to predict what actions, if any, the Wisconsin DNR or the public commenters may take in response to these public comments. Alliant Energy continues to monitor its emissions closely to determine whether additional controls will be required. The anticipated additional capital investments for CAIR and CAMR compliance discussed above should contribute to improvements in opacity emissions. However, should more stringent opacity limits be required, the timing of investments and control equipment options to comply with these multiple regulatory requirements will need further evaluation.

There have been instances where citizen groups have pursued claims against utilities for alleged air permitting violations. While IPL and WPL have not received any such claims to date, WPL is aware of certain public comments that have been submitted to the Wisconsin DNR regarding the renewal of an air operating permit for one of WPL’s generating facilities and that a certain citizen group has filed a petition with the Wisconsin DNR regarding modification of an air operating permit for another WPL generating facility. WPL is unable to predict what actions, if any, the Wisconsin DNR or the public commenters may take in response to these public comments.

Alliant Energy is also currently monitoring various other potential federal, state and local environmental rulemakings and activities, including, but not limited to: litigation of various federal rules issued under the statutory authority of the Clean Air Act Amendments; revisions to the New Source Review and Prevention of Significant Deterioration permitting programs; Regional Haze evaluations for Best Available Retrofit Technology; ozone requirements for Reasonably Available Control Technology; revisions to the NAAQS including particulate matter; and several other legislative and regulatory proposals regarding the control of emission of air pollutants and greenhouse gases, including carbon dioxide, from a variety of sources, including generating facilities.

Water Quality - The EPA regulation under the Clean Water Act referred to as “316(b)” became effective in 2004. This regulation requires existing large generating facilities with cooling water intake structures to apply technology to minimize adverse environmental impacts to fish and other aquatic life. IPL and WPL have initially identified 7 and 3 generating facilities, respectively, which they believe are impacted by 316(b) and are currently preparing evaluations of the potential impacts of the rule. In January 2007, a court decision on this rule remanded some aspects of the rule to the EPA for further consideration. IPL and WPL are currently unable to predict the final outcome, however expect that required capital investments and/or modifications resulting from this regulation could be significant.

WPL is also currently evaluating proposed revisions to the Wisconsin Administrative Code concerning the amount of heat that WPL’s generating facilities can discharge into Wisconsin waters. At this time, WPL is unable to predict the final outcome, but believes that required capital investments and/or modifications resulting from this regulation could be significant.

In 2004, FERC issued an order requiring WPL to develop a detailed engineering and biological evaluation of potential fish passages, to install an agency-approved fish-protective device within one year and within three years to install an agency-approved fish passage at one of WPL’s hydroelectric generating facilities. WPL is working with the appropriate federal and state agencies to comply with these provisions and research solutions. In 2005, WPL filed a one-year extension request with FERC for the detailed engineering and biological evaluation of potential fish passages and installation of an agency-approved fish-protective device. In October 2006, FERC approved the extension for completing the evaluation and installation for the downstream fish passage to April 2008 and upstream fish passage to April 2009. In January 2007, the federal and state agencies requested additional changes and further analysis on the fish passage designs. WPL is currently evaluating these latest agency requests and plans to file a new extension request with FERC in the third quarter of 2007. WPL believes that required capital investments and/or modifications resulting from this issue could be significant.

Land and Solid Waste - IPL and WPL have current or previous ownership interests in 43 and 14 manufactured gas plant (MGP) sites, respectively, previously associated with the production of gas for which they may be liable for investigation, remediation and monitoring costs relating to the sites. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sties in order to protect public health and the environment. Refer to Note 12(e) of Alliant Energy’s “Notes to Consolidated Financial Statements” for estimates of the range of remaining costs to be incurred for the investigation, remediation and monitoring of Alliant Energy’s MGP sites.

In 2005, IPL was served with a lawsuit filed by the EPA against 10 named defendants to recover costs incurred for investigation and remediation of the Missouri Electric Works, Inc. (MEW) site in Cape Girardeau, Missouri. IPL had previously been served a complaint in 2000, filed by the MEW Site Trust Fund, the potentially responsible party group involved. The EPA has alleged $5.5 million of costs incurred to date related to the MEW site. IPL believes that it is not liable for costs associated with the site because it did not arrange for the disposal of any waste materials at the site, and intends to defend this lawsuit which is currently scheduled for trial in April 2007. Although IPL believes it has strong defenses, IPL is currently unable to predict the outcome of this lawsuit.

In 2004, IPL received notification from the Iowa DNR regarding groundwater monitoring of four of its closed ash landfills and the need to evaluate potential offsite groundwater impacts at two of its closed landfills. The Iowa DNR approved IPL’s plans to evaluate potential offsite groundwater impacts at these two landfills, which were implemented beginning April 2005. Work was completed at one of the landfills in June 2005, with work still pending at the other landfill due to delays with obtaining access agreements from neighboring property owners. The Iowa DNR is aware of the access agreement delays and may intercede with the property owners if necessary. IPL provides periodic updates on the status of implementing the monitoring plan to the Iowa DNR. Monitoring results will be used to determine if further measures are required and IPL is currently unable to predict the outcome.

Alliant Energy is also monitoring various other land and solid waste regulatory changes. This includes a potential EPA regulation for management of coal combustion product in landfills and surface impoundments that could require installation of monitoring wells at some facilities and an ongoing expanded groundwater monitoring program. Compliance with the polychlorinated biphenyls (PCB) Fix-it Rule/Persistent Organic Pollutants Treaty could possibly require replacement of all electrical equipment containing PCB insulating fluid which is a substance known to be harmful to human health. The Wisconsin Department of Commerce is proposing new rules related to flammable, combustible and hazardous liquids stored in above ground storage tanks in which the primary financial impact would be from a secondary containment requirement for all hazardous materials tanks and for hazardous material unloading areas. Alliant Energy is unable to predict the outcome of these possible regulatory changes at this time, but currently believes that the required capital investment and/or modifications resulting from these potential regulations could be significant.

Refer to Note 12(e) of Alliant Energy’s “Notes to Consolidated Financial Statements,” “Business” and “Construction and Acquisition Expenditures” for further discussion of environmental matters.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy’s primary market risk exposures are associated with commodity prices, interest rates and equity prices. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. Refer to Notes 1(m) and 11 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of Alliant Energy’s derivative financial instruments.

Commodity Price Risk - Alliant Energy is exposed to the impact of market fluctuations in the commodity price and transportation costs of electric, coal and natural gas products it procures and markets. Alliant Energy employs established policies and procedures to mitigate its risks associated with these market fluctuations including the use of various commodity derivatives and contracts of various durations for the forward sale and purchase of these commodities. Alliant Energy’s exposure to commodity price risks in its utility business is also significantly mitigated by the current rate making structures in place for recovery of its electric fuel and purchased energy costs (fuel-related costs) as well as its cost of natural gas purchased for resale.

IPL’s retail electric and gas tariffs and WPL’s wholesale electric tariffs provide for subsequent adjustments to its rates for changes in commodity costs thereby eliminating price risk for prudently incurred commodity costs. WPL’s retail gas tariffs provide for subsequent adjustments to its natural gas rates for changes in the current monthly natural gas commodity price index. Also, WPL currently has a gas performance incentive which includes a sharing mechanism whereby gains and losses relative to current commodity prices, as well as other benchmarks, are shared by WPL and its retail customers. Such rate mechanisms, combined with commodity derivatives discussed above, significantly reduce commodity risk associated with IPL’s retail electric and retail gas margins and WPL’s wholesale electric and retail gas margins.

However, WPL’s retail electric margins are more exposed to the impact of changes in commodity prices due largely to the current retail recovery mechanisms in place in Wisconsin for fuel-related costs. WPL’s retail electric rates are based on forecasts of forward-looking test year periods and include estimates of future fuel-related costs anticipated during the test year. During each electric retail rate proceeding for WPL, the PSCW sets fuel monitoring ranges based on the forecasted fuel-related costs used to determine rates. If WPL’s actual fuel-related costs fall outside these fuel monitoring ranges during the test year period, WPL can request and the PSCW can authorize an adjustment to future retail electric rates. As part of this process, the PSCW may authorize an interim fuel-related rate increase or decrease until final rates are determined. However, if an interim rate increase is granted and the final rate increase is less than the interim rate increase, WPL would refund the excess collection to customers at the current authorized return on equity rate. As part of WPL’s most recent retail rate case decision in January 2007, the PSCW approved annual forecasted fuel-related costs of $445 million or $29.65 per MWh for WPL’s test year and annual fuel monitoring ranges of plus or minus 2%. Based on the current retail recovery mechanism, Alliant Energy and WPL have exposure to WPL’s retail electric margins from increases in fuel-related costs above the forecasted fuel-related costs used to determine electric rates to the extent such increases are not recovered through prospective fuel only rate changes. Alliant Energy and WPL have additional commodity price risk resulting from the lag inherent in obtaining any approved rate relief for potential increases in fuel-related costs above the fuel monitoring ranges and the prospective nature of any rate relief which precludes WPL from recovering under recovered costs from ratepayers in the future.

Refer to “Rates and Regulatory Matters - Utility Fuel Cost Recovery” for additional details of the retail rate recovery mechanism in Wisconsin for electric fuel-related costs and a discussion of potential changes to the current retail fuel cost recovery mechanism in Wisconsin which may impact commodity price risk associated with WPL’s future electric and gas retail margins. Alliant Energy and WPL are unable to determine the anticipated impact of changes in commodity prices on their future electric margins given the uncertainty of how future fuel-related costs will correlate with the retail electric rates in place and the outcome of the proposed changes to the current retail electric fuel-related cost recovery rules in Wisconsin.

Interest Rate Risk - Alliant Energy is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt, IPL’s customer accounts receivable sale program and variable-rate leasing agreements. Alliant Energy manages this interest rate risk by limiting its variable interest rate exposure and by using interest rate swap agreements. Assuming no change in Alliant Energy’s, IPL’s and WPL’s consolidated financial structure, if variable interest rates were to average 100 basis points higher (lower) in 2007 than in 2006, expense would increase (decrease) by approximately $4.6 million, $2.2 million and $1.8 million, respectively. These amounts were determined by considering the impact of a hypothetical 100 basis point increase (decrease) in interest rates on Alliant Energy’s, IPL’s and WPL’s consolidated variable-rate debt held, the amount outstanding under IPL’s customer accounts receivable sale program and variable-rate lease balances at Dec. 31, 2006.

Equity Price Risk - Alliant Energy is exposed to equity price risk as a result of its investments in debt and equity securities, including securities held by its pension and other postretirement benefit plans. Refer to “Critical Accounting Policies - Accounting for Pensions and Other Postretirement Benefits” for the impact on Alliant Energy’s pension and other postretirement benefit costs of changes in the rate of returns earned by its plan assets, which include equity securities.

New Accounting Pronouncements - Refer to Note 1(v) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of new accounting pronouncements impacting Alliant Energy.

Critical Accounting Policies - Based on historical experience and various other factors, Alliant Energy believes the following policies are critical to its business and the understanding of its results of operations as they require critical estimates be made based on the assumptions and judgment of management. The preparation of consolidated financial statements requires management to make various estimates and assumptions that affect revenues, expenses, assets, liabilities and the disclosure of contingencies. The results of these estimates and judgments form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and judgments. Alliant Energy’s management has discussed these critical accounting policies with the Audit Committee of its Board of Directors. Refer to Note 1 of Alliant Energy’s “Notes to Consolidated Financial Statements” for a discussion of Alliant Energy’s accounting policies and the estimates and assumptions used in the preparation of the consolidated financial statements.

Regulatory Assets and Liabilities - Alliant Energy’s utility business is regulated by various federal and state regulatory agencies. As a result, it qualifies for the application of Statement of Financial Accounting Standards (SFAS) 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS 71 recognizes that the actions of a regulator can provide reasonable assurance of the existence of an asset or liability. Regulatory assets or liabilities arise as a result of a difference between accounting principles generally accepted in the U.S. and the accounting principles imposed by the regulatory agencies. Regulatory assets generally represent incurred costs that have been deferred as they are probable of recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers and amounts collected in rates for which the related costs have not yet been incurred.

Alliant Energy’s utility subsidiaries recognize regulatory assets and liabilities in accordance with the rulings of their federal and state regulators and future regulatory rulings may impact the carrying value and accounting treatment of Alliant Energy’s regulatory assets and liabilities. Alliant Energy periodically assesses whether the regulatory assets are probable of future recovery by considering factors such as regulatory environment changes, recent rate orders issued by the applicable regulatory agencies and the status of any pending or potential deregulation legislation. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate of return on invested capital and the timing and amount of assets to be recovered by rates. A change in these assumptions may result in a material impact on Alliant Energy’s results of operations. Refer to Note 1(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion.

Asset Valuations -

Long-Lived Assets to be Held and Used - Alliant Energy’s Consolidated Balance Sheets include significant long-lived assets, which are not subject to recovery under SFAS 71 and are reflected in “Non-regulated and other property, plant and equipment.” As a result, Alliant Energy must generate future cash flows from such assets in a non-regulated environment to ensure the carrying value is not impaired. Alliant Energy assesses the carrying amount and potential impairment of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors Alliant Energy considers in determining if an impairment review is necessary include a significant underperformance of the assets relative to historical or projected future operating results, a significant change in Alliant Energy’s use of the acquired assets or business strategy related to such assets, and significant negative industry or economic trends. When Alliant Energy determines an impairment review is necessary, a comparison is made between the expected undiscounted future cash flows and the carrying amount of the asset. If the carrying amount of the asset is the larger of the two balances, an impairment loss is recognized equal to the amount the carrying amount of the asset exceeds the fair value of the asset. The fair value is determined by the use of quoted market prices, appraisals, or the use of valuation techniques such as expected discounted future cash flows. Alliant Energy must make assumptions regarding these estimated future cash flows and other factors to determine the fair value of the respective assets.

Resources owns a 309 MW, simple-cycle, natural gas-fired electric generating facility in Neenah, Wisconsin. The entire power output of the facility is sold under contract to Milwaukee-based We Energies through May 2008. Alliant Energy is currently reviewing its strategic alternatives for this facility beyond May 2008. As a result, Alliant Energy has assessed the recoverability of the carrying cost of the long-lived assets of this facility by estimating the future anticipated undiscounted cash flows and the probability of each strategic alternative. The future anticipated cash flows and probabilities of each strategic alternative are significant estimates. A change in these estimates could result in a material asset valuation charge in the future. At Dec. 31, 2006, the carrying value of the long-lived assets associated with the Neenah generating facility was $98 million.

Long-Lived Assets Held for Sale - Alliant Energy’s assets held for sale are reviewed for possible impairment each reporting period and impairment charges are recorded if the carrying value of such assets exceeds the estimated fair value less cost to sell. The fair values of Alliant Energy’s assets held for sale are generally determined based upon current market information including information from recently negotiated deals and bid information received from potential buyers when available. If current market information is not available, Alliant Energy estimates the fair value of its assets held for sale utilizing appraisals or valuation techniques such as expected discounted future cash flows. Alliant Energy must make assumptions regarding these estimated future cash flows and other factors to determine the fair value of the respective assets.

In 2005, Alliant Energy announced its intention to divest its investment in Mexico as a result of its evaluation of strategic alternatives for the investment. As a result, Alliant Energy has reclassified the accounting for the investment as assets held for sale and discontinued operations. While Alliant Energy expects to complete the divestiture in 2007, Alliant Energy is unable to provide assurance that this divestiture will occur in a timely fashion for anticipated proceeds, or that Alliant Energy will not incur future material valuation adjustments relating to this investment prior to, or as a result of, this anticipated divestiture. If Alliant Energy is unable to complete the divestiture in a timely fashion, it may be required to reclassify the accounting for this investment from assets and liabilities held for sale and discontinued operations back to continuing operations. At Dec. 31, 2006, the carrying value of Alliant Energy’s investment in Mexico was approximately $60 million. Refer to Note 17 of the “Notes to Consolidated Financial Statements” for further information regarding assets held for sale.

Unbilled Revenues - Unbilled revenues are primarily associated with Alliant Energy’s utility operations. Energy sales to individual customers are based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding estimated unbilled revenue is recorded. The unbilled revenue estimate is based on daily system demand volumes, estimated customer usage by class, weather impacts, line losses and the most recent customer rates. Such process involves the use of various estimates, thus significant changes in the estimates could have a material impact on Alliant Energy’s results of operations. At Dec. 31, 2006 and 2005, unbilled revenues associated with Alliant Energy’s utility operations were $121 million ($47 million at IPL and $74 million at WPL) and $144 million ($66 million at IPL and $78 million at WPL), respectively.

Accounting for Pensions and Other Postretirement Benefits - Alliant Energy accounts for pensions and other postretirement benefits under SFAS 87, “Employers’ Accounting for Pensions,” SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” Under these rules, certain assumptions are made which represent significant estimates. There are many factors involved in determining an entity’s pension and other postretirement liabilities and costs each period including assumptions regarding employee demographics (including age, life expectancies, and compensation levels), discount rates, assumed rate of returns and funding. Changes made to the plan provisions may also impact current and future pension and other postretirement costs. Alliant Energy’s assumptions are supported by historical data and reasonable projections and are reviewed annually with an outside actuary firm and an investment consulting firm. As of Sep. 30, 2006 (Alliant Energy’s measurement date), Alliant Energy’s future assumptions included a 5.85% discount rate to calculate benefit obligations and a 8.5% annual expected rate of return on investments. In selecting an assumed discount rate, Alliant Energy reviews various corporate Aa bond indices. The 8.5% annual expected rate of return is consistent with Alliant Energy’s historical returns and is based on projected long-term equity and bond returns, maturities and asset allocations. A 100 basis point change in the discount rate would result in approximate changes of $120 million and $22 million in Alliant Energy’s pension and other postretirement benefit obligations and $10 million and $2 million in pension and other postretirement benefit expense in 2007, respectively. A 100 basis point change in the expected rate of return would result in an approximate change of $8 million and $1 million in pension and other postretirement benefit expense in 2007, respectively. Refer to Note 6(a) of the “Notes to Consolidated Financial Statements” for discussion of the impact of a change in the medical trend rates.

Income Taxes - Alliant Energy accounts for income taxes under SFAS 109, “Accounting for Income Taxes.” Under these rules, certain assumptions are made which represent significant estimates. There are many factors involved in determining an entity’s income tax assets, liabilities, benefits and expense each period. These factors include assumptions regarding Alliant Energy’s future taxable income and its ability to utilize tax credits and loss carryovers as well as the impacts from the completion of audits of the tax treatment of certain transactions. Alliant Energy’s assumptions are supported by historical data and reasonable projections and are reviewed quarterly by management. Significant changes in these assumptions could have a material impact on Alliant Energy’s financial condition and results of operations. Alliant Energy is required to adopt the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” on Jan. 1, 2007. FIN 48 prescribes recognition thresholds and measurement attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Refer to Note 5 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion.

Accounting for Costs Related to the MISO Wholesale Energy Market - Effective April 1, 2005, MISO implemented the MISO Midwest Market, a bid-based energy market. The market requires that all market participants submit day-ahead and/or real-time bids and offers for energy at locations across the MISO region. MISO then calculates the most efficient solution for all the bids and offers made in the market that day, and determines a locational marginal price which reflects the market price for energy. As participants in the new MISO Midwest Market, IPL and WPL are required to follow MISO’s instructions when dispatching generating units to support MISO’s responsibility for maintaining stability of the transmission system.

As participants in MISO, IPL and WPL offer their generation and bid their demand into the market on an hourly basis, resulting in net receipt from or net obligation to MISO for each hour of each day. MISO aggregates these hourly transactions and currently provides updated settlement statements to market participants seven, 14, 55, 105, 252, 399 and 546 days after each operating day. In addition, MISO and its participants also have the ability to file with FERC for settlement periods which may extend beyond 546 days after each operating day. Each subsequent statement may contain billing adjustments which could have a material impact on Alliant Energy’s, IPL’s and WPL’s respective results of operations.

Other Future Considerations - In addition to items discussed earlier in MDA and in “Risk Factors” in Item 1A, the following items could impact Alliant Energy’s future financial condition or results of operations:

IPL Service Territory Ice Storm - In late February 2007, an ice storm caused considerable damage to IPL’s transmission and distribution lines in its Iowa and Minnesota service territories. Alliant Energy and IPL are currently unable to determine the extent of the damage caused by the ice storm or the impact the damage will have on their future financial condition, results of operations or cash flows.

Incentive Compensation Plans - Alliant Energy’s total compensation program includes an incentive compensation program (ICP) which provides substantially all its employees an opportunity to receive annual short-term incentive cash payments based on the achievement of specific annual corporate goals including, among others, earnings per share from continuing operations and cash flows from operations. Funding of the ICP is designed so that Alliant Energy’s shareowners are entitled to all earnings up to a pre-established earnings target. After achieving such target, there is a sharing mechanism of earnings between Alliant Energy’s shareowners and employees up to an established maximum funding amount for the ICP. In addition, the total compensation program for certain key employees includes long-term incentive awards issued under an Equity Incentive Plan (EIP). Refer to Note 6(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional discussion of outstanding awards issued under Alliant Energy’s EIP. Alliant Energy is currently unable to determine what impacts these incentive compensation plans will have on its future financial condition or results of operations.

Pension and Other Postretirement Benefits Costs - In December 2006, Alliant Energy and its subsidiaries contributed $85 million to their pension plans. These contributions are intended to satisfy the funding requirements for its pension plans through 2009 under the new minimum funding requirements included in the Pension Protection Act of 2006. Contributions in 2006 are expected to result in a decrease to Alliant Energy’s, IPL’s and WPL’s future pension and other postretirement benefits costs.

Ethanol Industry Growth - Ethanol production in the U.S. has experienced significant growth recently and continues to grow largely due to a mandate for ethanol usage in the Energy Policy Act of 2005 and the promotion of E85, a blend of 85% ethanol and 15% gasoline, used to fuel vehicles. Ethanol production facilities in the U.S. are concentrated in the corn-growing regions in the Midwest given corn is the primary raw material used to produce ethanol. Electricity demand from these new ethanol production facilities located in Alliant Energy’s utility service territory is expected to result in an increase in Alliant Energy’s future electric sales volumes. Alliant Energy is currently unable to estimate the positive impacts these new ethanol production facilities in its service territory will have on its future financial condition or results of operations.

MISO Wholesale Energy Market - MISO is currently developing an ancillary services market to complement the existing wholesale energy market that MISO implemented in April 2005. The ancillary services market is currently projected to begin operation in the first half of 2008. MISO filed the applicable tariff for this new market with FERC in early 2007 and plans to develop systems and business processes related to the market over the course of 2007. Alliant Energy is monitoring the development of the ancillary services market to ensure that the rules associated with the market are reasonable, Alliant Energy is prepared for the start of the market and that costs and revenues associated with the market receive appropriate regulatory recovery treatment. Alliant Energy is currently unable to determine what impacts this new market will have on its future financial condition or results of operations.

Calpine Bankruptcy - In December 2005, Calpine filed voluntary petitions to restructure under Chapter 11 of the U.S. Bankruptcy Code. Alliant Energy, through its subsidiary, WPL, has PPAs with Calpine subsidiaries related to RockGen and Riverside. RockGen is part of the bankruptcy proceedings but Riverside is excluded. WPL utilizes RockGen primarily for capacity. Alliant Energy is currently evaluating its options should the PPA be terminated by the bankruptcy trustees. While Alliant Energy is unable to provide any assurances at this time, it does not expect the Calpine bankruptcy to have a material adverse impact on its future financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported under “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Alliant Energy	Page Number
Management’s Annual Report on Internal Control Over Financial Reporting	62
Reports of Independent Registered Public Accounting Firm	63-64
Consolidated Statements of Income for the Years Ended Dec. 31, 2006, 2005 and 2004	65
Consolidated Balance Sheets as of Dec. 31, 2006 and 2005	66-67
Consolidated Statements of Cash Flows for the Years Ended Dec. 31, 2006, 2005 and 2004	68
Consolidated Statements of Capitalization as of Dec. 31, 2006 and 2005	69
Consolidated Statements of Changes in Common Equity for the Years Ended
Dec. 31, 2006, 2005 and 2004	70
Notes to Consolidated Financial Statements	71-115

IPL
Report of Independent Registered Public Accounting Firm	116
Consolidated Statements of Income for the Years Ended Dec. 31, 2006, 2005 and 2004	117
Consolidated Balance Sheets as of Dec. 31, 2006 and 2005	118-119
Consolidated Statements of Cash Flows for the Years Ended Dec. 31, 2006, 2005 and 2004	120
Consolidated Statements of Capitalization as of Dec. 31, 2006 and 2005	121
Consolidated Statements of Changes in Common Equity for the Years Ended
Dec. 31, 2006, 2005 and 2004	122
Notes to Consolidated Financial Statements	123-131

WPL
Report of Independent Registered Public Accounting Firm	132
Consolidated Statements of Income for the Years Ended Dec. 31, 2006, 2005 and 2004	133
Consolidated Balance Sheets as of Dec. 31, 2006 and 2005	134-135
Consolidated Statements of Cash Flows for the Years Ended Dec. 31, 2006, 2005 and 2004	136
Consolidated Statements of Capitalization as of Dec. 31, 2006 and 2005	137
Consolidated Statements of Changes in Common Equity for the Years Ended
Dec. 31, 2006, 2005 and 2004	138
Notes to Consolidated Financial Statements	139-147

Refer to Note 16 of Alliant Energy’s, IPL’s and WPL’s “Notes to Consolidated Financial Statements” for the quarterly financial data required by Item 8.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Alliant Energy Corporation and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Alliant Energy’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of the inherent limitations of internal control over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Alliant Energy’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2006 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Alliant Energy’s management believes that, as of December 31, 2006, its internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP, Alliant Energy’s independent registered public accounting firm, has issued an attestation report on management’s assessment of its internal control over financial reporting. That attestation report is set forth immediately prior to the report of Deloitte & Touche LLP on the financial statements included herein.

/s/ William D. Harvey

William D. Harvey

Chairman, President and Chief Executive Officer

/s/ Eliot G. Protsch

Eliot G. Protsch

Senior Executive Vice President and Chief Financial Officer

/s/ Thomas L. Hanson

Thomas L. Hanson

Vice President-Controller and Chief Accounting Officer

March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Alliant Energy Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Alliant Energy Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Alliant Energy Corporation:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in common equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 6(a) to the consolidated financial statements, at December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

March 1, 2007

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006		2005		2004

	(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$2,443.0		$2,320.6		$2,009.0
Gas	633.3		685.1		569.8
Other	79.8		85.6		90.6
Non-regulated	203.3		188.3		135.4

	3,359.4		3,279.6		2,804.8

Operating expenses:
Utility:
Electric production fuel and purchased power	1,257.4		1,009.3		747.4
Cost of gas sold	431.7		504.6		396.9
Other operation and maintenance	622.3		698.5		707.2
Non-regulated operation and maintenance	184.9		170.0		127.9
Depreciation and amortization	261.4		320.3		316.9
Taxes other than income taxes	108.2		101.0		100.2

	2,865.9		2,803.7		2,396.5

Operating income	493.5		475.9		408.3

Interest expense and other:
Interest expense	145.7		175.8		176.9
Loss on early extinguishment of debt	90.8		54.4		8.9
Equity income from unconsolidated investments	(45.5)		(59.6)		(34.3)
Gain on sale of Alliant Energy New Zealand Ltd. stock	(253.9)		-		-
Asset valuation charges - Brazil investments	-		334.3		-
Allowance for funds used during construction	(8.1)		(10.0)		(18.5)
Preferred dividend requirements of subsidiaries	18.7		18.7		18.7
Interest income and other	4.5		(41.2)		(53.0)

	(47.8)		472.4		98.7

Income from continuing operations before income taxes	541.3		3.5		309.6

Income tax expense (benefit)	203.0		(52.9)		91.2

Income from continuing operations	338.3		56.4		218.4

Loss from discontinued operations, net of tax	(22.6)		(64.1)		(72.9)

Net income (loss)	$315.7		($7.7)		$145.5

Average number of common shares outstanding (basic) (000s)	116,	826	116,	476	113,	274

Earnings per average common share (basic):
Income from continuing operations	$2.90		$0.48		$1.93
Loss from discontinued operations	(0.20)		(0.55)		(0.65)

Net income (loss)	$2.70		($0.07)		$1.28

Average number of common shares outstanding (diluted) (000s)	117,	190	116,	793	113,	701

Earnings per average common share (diluted):
Income from continuing operations	$2.89		$0.48		$1.92
Loss from discontinued operations	(0.20)		(0.55)		(0.64)

Net income (loss)	$2.69		($0.07)		$1.28

Dividends declared per common share	$1.15		$1.05		$1.0125

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2006	2005

	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$6,079.7	$5,887.3
Gas plant in service	696.7	679.9
Other plant in service	459.1	508.5
Accumulated depreciation	(2,811.6)	(2,741.7)

Net plant	4,423.9	4,334.0
Construction work in progress	153.2	134.3
Other, less accumulated depreciation (accum. depr.) of $4.4 and $4.1	4.4	3.2

Total utility	4,581.5	4,471.5

Non-regulated and other:
Non-regulated Generation, less accum. depr. of $34.1 and $25.0	252.2	280.6
Other non-regulated investments, less accum. depr. of $39.8 and $38.9	69.2	60.6
Alliant Energy Corporate Services, Inc. and other, less accum. depr. of $85.2 and $65.6	42.0	53.5

Total non-regulated and other	363.4	394.7

	4,944.9	4,866.2

Current assets:
Cash and cash equivalents	265.2	205.3
Restricted cash	3.7	19.4
Accounts receivable:
Customer, less allowance for doubtful accounts of $3.5 and $5.1	127.4	171.8
Unbilled utility revenues	120.5	143.7
Other, less allowance for doubtful accounts of $0.4 and $0.7	101.9	70.5
Production fuel, at weighted average cost	73.2	55.7
Materials and supplies, at weighted average cost	42.2	38.0
Gas stored underground, at weighted average cost	63.9	92.1
Regulatory assets	133.7	86.3
Assets held for sale	124.6	802.6
Other	117.5	98.0

	1,173.8	1,783.4

Investments:
Investment in American Transmission Company LLC	166.2	152.4
Investments in unconsolidated foreign entities	-	188.6
Other	61.7	89.1

	227.9	430.1

Other assets:
Regulatory assets	508.7	349.2
Deferred charges and other	228.8	304.2

	737.5	653.4

Total assets	$7,084.1	$7,733.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
CAPITALIZATION AND LIABILITIES	2006	2005

	(in millions, except per
	share and share amounts)
Capitalization (Refer to Consolidated Statements of Capitalization):
Common stock - $0.01 par value - authorized 240,000,000 shares;
outstanding 116,126,599 and 117,035,793 shares	$1.2	$1.2
Additional paid-in capital	1,743.0	1,788.7
Retained earnings	923.6	742.3
Accumulated other comprehensive loss	(8.7)	(84.6)
Shares in deferred compensation trust - 276,995 and 258,214 shares
at a weighted average cost of $28.15 and $27.41 per share	(7.8)	(7.1)

Total common equity	2,651.3	2,440.5

Cumulative preferred stock of subsidiaries, net	243.8	243.8
Long-term debt, net (excluding current portion)	1,323.3	1,914.8

	4,218.4	4,599.1

Current liabilities:
Current maturities	194.6	151.7
Variable rate demand bonds	-	39.1
Commercial paper	178.8	263.0
Accounts payable	296.6	355.3
Regulatory liabilities	67.8	96.2
Accrued interest	30.0	47.4
Accrued taxes	94.2	115.1
Derivative liabilities	88.0	24.2
Liabilities held for sale	11.4	328.2
Other	140.7	160.1

	1,102.1	1,580.3

Other long-term liabilities and deferred credits:
Deferred income taxes	758.3	529.3
Regulatory liabilities	608.8	548.2
Pension and other benefit obligations	198.6	256.7
Other	193.0	215.0

	1,758.7	1,549.2

Minority interest	4.9	4.5

Commitments and contingencies (Note 12)

Total capitalization and liabilities	$7,084.1	$7,733.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004

	(in millions)
Continuing Operations:
Cash flows from operating activities:
Net income (loss)	$315.7	($7.7)	$145.5
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Loss from discontinued operations, net of tax	22.6	64.1	72.9
Distributions from discontinued operations	--	47.1	20.2
Depreciation and amortization	261.4	320.3	316.9
Other amortizations	44.0	60.1	65.5
Deferred tax expense (benefit) and investment tax credits	196.4	(61.2)	57.3
Equity income from unconsolidated investments, net	(45.5)	(59.6)	(34.3)
Distributions from equity method investments	28.9	35.8	33.7
Loss on early extinguishment of debt	90.8	54.4	8.9
Gains on dispositions of assets, net	(245.6)	(2.9)	(20.8)
Non-cash valuation charges	0.5	338.0	2.9
Currency transaction losses and other	14.5	(1.4)	(9.4)
Other changes in assets and liabilities:
Accounts receivable	38.0	(60.5)	(117.2)
Gas stored underground	28.2	(27.2)	(15.6)
Prepaid pension costs	(23.8)	7.5	(18.7)
Regulatory assets	(77.7)	15.9	(104.2)
Derivative assets	21.4	(25.0)	(0.4)
Accounts payable	(65.7)	94.5	34.5
Accrued taxes	(92.4)	13.8	35.3
Regulatory liabilities	(72.8)	(45.5)	(12.9)
Derivative liabilities	65.1	16.3	6.1
Deferred income taxes	59.2	(151.0)	(4.5)
Pension and other benefit obligations	(84.9)	24.7	23.2
Other	(57.6)	(50.3)	13.3

Net cash flows from operating activities	420.7	600.2	498.2

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Utility business	(367.7)	(457.2)	(538.6)
Non-regulated businesses and other	(29.7)	(70.4)	(94.8)
Purchases of emission allowances	(9.7)	(70.7)	--
Sales of emission allowances	35.1	74.0	--
Proceeds from other asset sales	797.0	123.6	42.3
Purchases of securities within nuclear decommissioning trusts	(3.5)	(83.6)	(244.6)
Sales of securities within nuclear decommissioning trusts	51.7	151.2	376.4
Changes in restricted cash within nuclear decommissioning trusts	(19.0)	(21.1)	(146.8)
Capital repayment from discontinued operations, net	3.5	30.0	--
Other	10.3	35.3	(28.4)

Net cash flows from (used for) investing activities	468.0	(288.9)	(634.5)

Cash flows from (used for) financing activities:
Common stock dividends	(134.4)	(121.9)	(114.0)
Repurchase of common stock	(105.1)	--	--
Proceeds from issuance of common stock	49.6	29.3	115.1
Proceeds from issuance of long-term debt	39.1	255.8	293.6
Reductions in long-term debt	(535.9)	(571.9)	(109.5)
Net change in short-term borrowings	(14.9)	180.0	(24.5)
Debt repayment premiums	(83.0)	(50.4)	(8.2)
Net change in loans with discontinued operations	(14.5)	(15.6)	32.9
Other	(29.7)	(13.7)	(26.1)

Net cash flows from (used for) financing activities	(828.8)	(308.4)	159.3

Net increase in cash and cash equivalents	59.9	2.9	23.0
Cash and cash equivalents at beginning of period	205.3	202.4	179.4

Cash and cash equivalents at end of period	$265.2	$205.3	$202.4

Discontinued Operations:
Net cash flows from (used for) operating activities	($17.4)	($34.8)	$43.1
Net cash flows used for investing activities	(2.2)	(27.1)	(7.6)
Net cash flows from (used for) financing activities	9.7	10.4	(36.2)

Net decrease in cash and cash equivalents	(9.9)	(51.5)	(0.7)
Cash and cash equivalents classified as held for sale at beginning of period	10.7	62.2	62.9

Cash and cash equivalents classified as held for sale at end of period	$0.8	$10.7	$62.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
	2006	2005

	(in millions)

Common equity (Refer to Consolidated Balance Sheets)	$2,651.3	$2,440.5

Cumulative preferred stock of subsidiaries, net (Note 7(b))	243.8	243.8

Long-term debt, net:
Utility:
First Mortgage Bonds:
8%, due 2007, partially retired early in 2006	24.8	25.0
3.8% variable rate at Dec. 31, 2005, due 2014, retired early in 2006	-	8.5
3.7% to 3.88% variable rates at Dec. 31, 2005, due 2015, retired early in 2006	-	30.6

	24.8	64.1
Collateral Trust Bonds:
6.875%, due 2007	55.0	55.0
6%, due 2008	50.0	50.0
7.25%, matured in 2006	-	60.0

	105.0	165.0
Other:
Debentures, 7%, due 2007	105.0	105.0
Pollution control revenue bonds, 3.6% to 6.25% fixed/variable rates at Dec. 31, 2006,
due 2008 to 2023	94.0	54.9
Debentures, 5.7%, due 2008	60.0	60.0
Senior debentures, 6.625%, due 2009	135.0	135.0
Debentures, 7.625%, due 2010	100.0	100.0
Senior debentures, 6.75%, due 2011	200.0	200.0
Senior debentures, 5.875%, due 2018	100.0	100.0
Senior debentures, 5.5%, due 2025	50.0	50.0
Senior debentures, 6.45%, due 2033	100.0	100.0
Senior debentures, 6.3%, due 2034	125.0	125.0
Debentures, 6.25%, due 2034	100.0	100.0

	1,169.0	1,129.9

Total utility, gross	1,298.8	1,359.0
Less:
Current maturities	(184.8)	(60.0)
Variable rate demand bonds	-	(39.1)
Unamortized debt discount, net	(1.9)	(2.3)

Total utility, net	1,112.1	1,257.6

Non-regulated and other:
Alliant Energy Neenah, LLC credit facility, 7.125% at Dec. 31, 2006, due 2007 to 2010	36.3	43.8
Sheboygan Power, LLC non-recourse senior notes, 5.06%, due 2007 to 2024	68.7	69.7
Alliant Energy Corporate Services, Inc. senior notes, 4.55%, due 2008	75.0	75.0
Alliant Energy Resources, Inc. exchangeable senior notes, 2.5%, due 2030	402.5	402.5
Alliant Energy New Zealand Ltd. (AENZ) non-recourse redeemable preference shares
(NZ$100 denomination), 6.765%, due 2007, retired early in 2006	-	68.3
AENZ non-recourse redeemable preference shares (NZ$140 denomination), 6.844%,
due 2008, assumed by buyer of AENZ in 2006	-	95.6
Alliant Energy Resources, Inc. senior notes, 7%, due 2011, retired early in 2006	-	83.0
Alliant Energy Resources, Inc. senior notes, 9.75%, due 2013, retired early in 2006	-	275.0
Other, 1% to 6%, due 2007 to 2033	2.7	3.4

Total non-regulated and other, gross	585.2	1,116.3

Less:
Current maturities	(9.8)	(91.7)
Unamortized debt discount, net	(364.2)	(367.4)

Total non-regulated and other, net	211.2	657.2

Total long-term debt, net	1,323.3	1,914.8

Total capitalization	$4,218.4	$4,599.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

				Accumulated	Shares in
		Additional		Other	Deferred	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income (Loss)	Trust	Equity

	(in millions)
2004:
Beginning balance (a)	$1.1	$1,643.6	$840.4	($106.4)	($7.4)	$2,371.3
Net income			145.5			145.5
Unrealized holding gains on securities, net of tax of $5.8				9.7		9.7
Less: reclassification adjustment for gains
included in net income, net of tax of $6.6				10.6		10.6

Net unrealized losses on securities				(0.9)		(0.9)

Foreign currency translation adjustments, net of tax of $5.2				24.7		24.7

Minimum pension liability adjustments, net of tax of $10.1				15.6		15.6

Unrealized holding gains on derivatives, net of tax of $0.2				0.3		0.3
Less: reclassification adjustment for gains
included in net income, net of tax of $0.3				0.4		0.4

Net unrealized losses on qualifying derivatives				(0.1)		(0.1)

Total comprehensive income						184.8
Common stock dividends			(114.0)			(114.0)
Common stock issued and other	0.1	118.5			0.7	119.3

Ending balance	1.2	1,762.1	871.9	(67.1)	(6.7)	2,561.4

2005:
Net loss			(7.7)			(7.7)
Unrealized holding gains on securities, net of tax of $1.9				0.4		0.4
Less: reclassification adjustment for losses
included in net loss, net of tax of ($0.2)				(0.4)		(0.4)

Net unrealized gains on securities				0.8		0.8

Foreign currency translation adjustments, net of tax of $33.6				11.7		11.7
Less: reclassification adjustment for gains
included in net loss, net of tax of $1.4				2.0		2.0

Net foreign currency translation adjustments				9.7		9.7

Minimum pension liability adjustments, net of tax of ($16.6)				(29.5)		(29.5)

Unrealized holding gains on derivatives, net of tax of $0.5				1.0		1.0
Less: reclassification adjustment for losses
included in net loss, net of tax of ($0.4)				(0.5)		(0.5)

Net unrealized gains on qualifying derivatives				1.5		1.5

Total comprehensive loss						(25.2)
Common stock dividends			(121.9)			(121.9)
Common stock issued and other		26.6			(0.4)	26.2

Ending balance	1.2	1,788.7	742.3	(84.6)	(7.1)	2,440.5

2006:
Net income			315.7			315.7
Unrealized holding gains on securities, net of tax of $0.8				0.6		0.6
Less: reclassification adjustment for gains
included in net income, net of tax of $9.1				12.8		12.8

Net unrealized losses on securities				(12.2)		(12.2)

Foreign currency translation adjustments, net of tax of $1.7				3.4		3.4
Less: reclassification adjustment for losses
included in net income, net of tax of ($30.8)				(43.2)		(43.2)

Net foreign currency translation adjustments				46.6		46.6

Minimum pension liability adjustment,
net of tax of $30.0				48.0		48.0

Unrealized holding losses on derivatives, net of tax of ($0.1)				(0.1)		(0.1)
Less: reclassification adjustment for losses
included in net income, net of tax of ($0.2)				(0.2)		(0.2)

Net unrealized gains on qualifying derivatives				0.1		0.1

Total comprehensive income						398.2
Common stock dividends			(134.4)			(134.4)
Common stock repurchased		(105.1)				(105.1)
SFAS 158 transition adjustment, net of tax of ($5.3) (Note 6(a))				(6.6)		(6.6)
Common stock issued and other		59.4			(0.7)	58.7

Ending balance	$1.2	$1,743.0	$923.6	($8.7)	($7.8)	$2,651.3

(a)	Accumulated other comprehensive loss at Jan. 1, 2004 consisted of $12.9 of net unrealized gains on securities, ($81.0) of foreign currency translation adjustments, ($37.3) of minimum pension liability adjustments and ($1.0) of net unrealized losses on qualifying derivatives.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The consolidated financial statements include the accounts of Alliant Energy Corporation (Alliant Energy) and its consolidated subsidiaries. Alliant Energy is an investor-owned public utility holding company, whose primary subsidiaries are Interstate Power and Light Company (IPL), Wisconsin Power and Light Company (WPL), Alliant Energy Resources, Inc. (Resources) and Alliant Energy Corporate Services, Inc. (Corporate Services). IPL and WPL are utility subsidiaries that are engaged principally in the generation, transmission (IPL only), distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in Iowa, Wisconsin and Minnesota. Refer to Notes 17 and 22 for discussion of Alliant Energy’s utility operations in Illinois, which were sold in February 2007, and IPL’s proposed sale of its electric transmission assets, respectively. Resources (through its various direct and indirect subsidiaries) is comprised of Non-regulated Generation and other non-regulated investments. Non-regulated Generation manages Alliant Energy’s non-regulated electric generating facilities and currently owns: a 309 megawatt (MW) simple-cycle, natural gas-fired electric generating facility in Neenah, Wisconsin, which is tolled through May 2008; the 300 MW simple-cycle, natural gas-fired Sheboygan Falls Energy Facility (SFEF) near Sheboygan Falls, Wisconsin that WPL leases; and several standby generators in Iowa. Other non-regulated investments include investments in environmental engineering and site remediation services, transportation, construction management services for wind farms and several other modest investments, as well as a master-planned resort community (Laguna del Mar) in Mexico that Alliant Energy is divesting. Corporate Services is the subsidiary formed to provide administrative services to Alliant Energy and its subsidiaries. Refer to Note 17 for information on businesses reported as discontinued operations and assets and liabilities held for sale in Alliant Energy’s Consolidated Financial Statements and Note 9(b) for discussion of the sales of Alliant Energy’s investments in New Zealand and Brazil in December 2006 and January 2006, respectively.

The consolidated financial statements reflect investments in controlled subsidiaries on a consolidated basis. All significant intercompany balances and transactions, other than certain energy-related transactions affecting IPL and WPL, have been eliminated from the consolidated financial statements. Such energy-related transactions not eliminated are made at prices that approximate market value and the associated costs are recoverable from customers through the rate making process. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S.) (GAAP), which give recognition to the rate making and accounting practices of the Federal Energy Regulatory Commission (FERC) and state commissions having regulatory jurisdiction. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect: a) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and b) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts have been reclassified on a basis consistent with the current year presentation. Unless otherwise noted, the notes herein have been revised to exclude discontinued operations and assets and liabilities held for sale for all periods presented.

Unconsolidated investments, which Alliant Energy does not control, but does have the ability to exercise significant influence over operating and financial policies (generally, 20% to 50% voting interest), are accounted for under the equity method of accounting. These investments are stated at acquisition cost, increased or decreased for Alliant Energy’s equity in net income or loss, which is included in “Equity income from unconsolidated investments” in the Consolidated Statements of Income, and decreased for any dividends received. These investments are also increased or decreased for Alliant Energy’s proportionate share of the investee’s other comprehensive income (loss), which is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets. Investments that do not meet the criteria for consolidation or the equity method of accounting are accounted for under the cost method.

(b) Regulatory Assets and Liabilities - Alliant Energy, IPL and WPL are subject to regulation by FERC and various state regulatory commissions. As a result, Alliant Energy, IPL and WPL are subject to the provisions of Statement of Financial Accounting Standards (SFAS) 71, “Accounting for the Effects of Certain Types of Regulation,” which provides that rate-regulated public utilities record certain costs and credits allowed in the rate making process in different periods than for non-regulated entities. These are deferred as regulatory assets or accrued as regulatory liabilities and are recognized in the Consolidated Statements of Income at the time they are reflected in rates.

Regulatory Assets - At Dec. 31, regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2006	2005	2006	2005	2006	2005
Pension and other postretirement
benefits (Note 6(a))	$234.6	$45.9	$127.5	$--	$107.1	$45.9
Tax-related (Note 1(c))	106.6	124.6	95.6	110.6	11.0	14.0
Derivatives (Note 11(a))	89.8	27.2	43.3	6.7	46.5	20.5
Environmental-related (Note 12(e))	45.9	45.9	37.8	36.9	8.1	9.0
Asset retirement obligations (Note 19)	36.4	32.5	24.4	21.8	12.0	10.7
Debt redemption costs (Note 1(u))	23.1	24.3	14.0	15.2	9.1	9.1
Kewaunee Nuclear Power Plant
(Kewaunee) outage in 2005	20.1	19.4	--	--	20.1	19.4
Energy conservation program costs	15.3	27.5	8.6	18.2	6.7	9.3
Excess allowance for funds used during
construction (AFUDC) (Note 1(g))	12.8	12.4	--	--	12.8	12.4
Kewaunee sale	10.9	16.1	--	--	10.9	16.1
Fuel cost recovery (Note 1(j))	9.5	18.3	9.5	18.3	--	--
Costs for base-load, clean air
compliance and wind projects	9.4	0.9	1.8	0.1	7.6	0.8
Coal delivery disruptions	--	12.3	--	--	--	12.3
Other	28.0	28.2	1.7	6.1	26.3	22.1
	$642.4	$435.5	$364.2	$233.9	$278.2	$201.6

A portion of the regulatory assets in the above table are not earning a return. These regulatory assets are expected to be recovered from customers in future rates, however the carrying costs of these assets are borne by Alliant Energy’s shareowners. At Dec. 31, the regulatory assets representing past expenditures that were not earning returns were as follows (dollars in millions):

	IPL		WPL
	2006	2005	2006	2005
Regulatory assets not earning returns	$17	$21	$8	$8
Weighted average remaining life (in years)	16	15	5	5

Pension and Other Postretirement Benefits - In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires the recognition of gains and losses, prior service costs and credits and transition assets and obligations, which have not previously been amortized and recognized as a component of net periodic benefits costs pursuant to SFAS 87, “Employers’ Accounting for Pensions,” and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” through accumulated other comprehensive income or loss. The Iowa Utilities Board (IUB) and Public Service Commission of Wisconsin (PSCW) have authorized IPL and WPL, respectively, to record the retail portion of their previously unrecognized gains and losses, prior service costs and credits and transition assets and obligations as “Regulatory assets” in lieu of “Accumulated other comprehensive loss” on their respective Consolidated Balance Sheet. These regulatory assets will be increased or decreased as the gains or losses, prior service costs or credits, and transition assets or obligations are subsequently amortized and recognized as a component of net periodic benefit costs. Refer to Notes 1(v) and 6(a) for additional information regarding SFAS 158.

Asset Retirement Obligations - Alliant Energy believes it is probable that any differences between expenses accrued for legal asset retirement obligations (AROs) calculated under SFAS 143, “Accounting for Asset Retirement Obligations,” and FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of SFAS 143,” and expenses recovered currently in rates will be recoverable in future rates, and is deferring the difference as a regulatory asset.

Kewaunee Outage in 2005 - WPL received approval from the PSCW to defer, beginning April 15, 2005, incremental fuel-related costs associated with the extension of an unplanned outage at Kewaunee, which occurred from February 2005 to early July 2005. The PSCW also approved the deferral of incremental operation and maintenance costs related to the unplanned outage. In January 2007, WPL received approval from the PSCW to recover these costs over a two-year period through 2008.

Kewaunee Sale - WPL received approval from the PSCW to defer all gains, losses, and transaction costs associated with the sale of Kewaunee. In July 2005, WPL completed the sale of its interest in Kewaunee and recognized a loss (including transaction costs but excluding the benefits of the non-qualified decommissioning trust assets discussed in “Regulatory Liabilities”) of $16 million from the sale. At Dec. 31, 2006 and 2005, Alliant Energy and WPL recorded regulatory asset reserves of $5 million and $9 million, respectively, primarily related to the uncertainty regarding the level of recovery of WPL’s loss on the sale of its interest in Kewaunee. These reserves are reflected as a reduction to regulatory assets in the “Other” line in the above table. The reduction in the reserve and the reduction in the Kewaunee Sale regulatory asset reflect the impacts of WPL’s wholesale rate case settlement in 2006 which addressed recovery of the wholesale portion of the loss and the PSCW order associated with WPL’s 2007 base rate case which allowed WPL recovery of a portion of the loss from its retail customers. WPL will seek recovery of the remaining loss from its retail customers in future rate cases.

Coal Delivery Disruptions - WPL received approval from the PSCW to defer, beginning Aug. 3, 2005, the retail portion of incremental purchased power energy costs associated with coal conservation efforts at WPL due to coal delivery disruptions. The coal delivery disruptions were caused by railroad train derailments in Wyoming that caused damage to heavily-used joint railroad lines that supply coal to numerous generating facilities in the U.S., including facilities owned by WPL and its joint partners. In September 2006, the PSCW approved recovery of $20 million ($8 million deferred in 2006 and $12 million deferred in 2005) of these deferred costs by including them as a component of the fuel-related costs used to determine final rates in WPL’s fuel-related rate case. As a result of the PSCW decision, the $20 million of previously deferred costs were recorded in “Electric production fuel and purchased power” in Alliant Energy’s and WPL’s Consolidated Statements of Income in 2006.

Other - Alliant Energy periodically assesses whether its regulatory assets are probable of future recovery by considering factors such as regulatory environment changes, recent rate orders issued by the applicable regulatory agencies and the status of any pending or potential deregulation legislation. Alliant Energy records reserves for those regulatory assets that are no longer probable of future recovery. While Alliant Energy feels its remaining regulatory assets are probable of future recovery, no assurance can be made that Alliant Energy will recover these regulatory assets in future rates.

Regulatory Liabilities - At Dec. 31, regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2006	2005	2006	2005	2006	2005
Cost of removal obligations	$457.2	$452.7	$307.5	$304.7	$149.7	$148.0
Duane Arnold Energy Center (DAEC)
sale (Note 18)	61.8	--	61.8	--	--	--
Emission allowances (Note 15)	60.3	29.1	58.7	27.5	1.6	1.6
Tax-related (Note 1(c))	25.8	36.1	9.7	18.1	16.1	18.0
Kewaunee decommissioning trust assets	19.3	70.6	--	--	19.3	70.6
Gas performance incentive (Note 1(j)
and Note 2)	16.3	12.0	--	--	16.3	12.0
Fuel cost recovery (Note 1(j))	17.5	3.7	14.3	2.0	3.2	1.7
Derivatives (Note 11(a))	8.1	29.1	1.5	12.0	6.6	17.1
Other	10.3	11.1	2.4	2.0	7.9	9.1
	$676.6	$644.4	$455.9	$366.3	$220.7	$278.1

Regulatory liabilities related to cost of removal obligations, to the extent expensed through depreciation rates, reduce rate base. A significant portion of the remaining regulatory liabilities are not used to reduce rate base in the revenue requirement calculations utilized in IPL’s and WPL’s respective rate proceedings.

Cost of Removal Obligations - Alliant Energy collects in rates future removal costs for many assets that do not have an associated legal ARO. Alliant Energy records a regulatory liability for the estimated amounts it has collected in rates for these future removal costs less amounts spent on removal activities.

DAEC Sale - In January 2006, IPL completed the sale of its 70% ownership interest in DAEC and recognized a gain based on the terms of the sale agreement. Pursuant to the IUB order approving the DAEC sale, the gain resulting from the sale was used to establish a regulatory liability. The regulatory liability, including accrued interest, will be used to offset allowance for funds used during construction for future investments in new generation sited in Iowa and accretes interest at the monthly average U.S. Treasury rate for three-year maturities. Refer to Notes 5, 6(a) and 18 for additional information regarding the DAEC sale.

Emission Allowances - In December 2006, IPL purchased and sold sulfur dioxide (SO2) emission allowances and received net proceeds from these transactions of $25.4 million. In a separate transaction, IPL entered into a contract to purchase additional SO2 emission allowances in January 2007 for $23.9 million which were charged to intangible assets in 2007. The IUB authorized IPL to hold the net proceeds of $1.5 million from the December 2006 and January 2007 transactions pending a final IUB order addressing the disposition of the net proceeds. In December 2005, IPL purchased and sold SO2 emission allowances and received net proceeds from these transactions of $3.3 million. The IUB authorized IPL to refund the $3.3 million of net proceeds from the December 2005 transactions to IPL’s customers through the energy adjustment clause and by making donations to community action agencies.

At Dec. 31, 2006 and 2005, IPL recorded regulatory liabilities for the amount of net proceeds from the purchases and sales of SO2 emission allowances that will be refunded as well as the portion of the gains on sales of SO2 emission allowances that will offset amortization expense of the related intangible asset in the periods when the acquired SO2 emission allowances are utilized. Refer to Note 15 for additional information on the related intangible asset.

Kewaunee Decommissioning Trust Assets - Pursuant to approval from FERC, WPL returned the wholesale portion of the Kewaunee-related non-qualified decommissioning trust assets of $21.5 million to its wholesale customers in 2006. In 2005, WPL received approval from the PSCW to return the retail portion of the Kewaunee-related non-qualified decommissioning trust assets to customers over a two-year period through reduced rates that were effective beginning in July 2005.

(c) Income Taxes - Alliant Energy is subject to the provisions of SFAS 109, “Accounting for Income Taxes,” and follows the liability method of accounting for deferred income taxes, which requires the establishment of deferred tax assets and liabilities, as appropriate, for temporary differences between the tax basis of assets and liabilities and the amounts reported in the consolidated financial statements. Deferred taxes are recorded using currently enacted tax rates.

Except as noted below, income tax expense includes provisions for deferred taxes to reflect the tax effects of temporary differences between the time when certain costs are recorded in the accounts and when they are deducted for tax return purposes. As temporary differences reverse, the related deferred income taxes are reversed to income. Investment tax credits have been deferred and are subsequently credited to income over the average lives of the related property. Other tax credits reduce income tax expense in the year claimed and are generally related to research and development.

Consistent with Iowa rate making practices for IPL, deferred tax expense is not recorded for certain temporary differences (primarily related to utility property, plant and equipment) because rates are reduced for the current tax benefits. As the deferred taxes become payable (over periods exceeding 30 years for some generating plant differences) they are recovered through rates. Accordingly, IPL has recorded deferred tax liabilities and regulatory assets for certain temporary differences, as identified in Note 1(b). In Wisconsin, the PSCW has allowed rate recovery of deferred taxes on all temporary differences since August 1991. WPL established a regulatory asset associated with those temporary differences occurring prior to August 1991 that will be recovered in future rates through July 2007.

Refer to Note 1(v) for discussion of Alliant Energy’s adoption of FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109.

(d) Common Shares Outstanding - A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per average common share (EPS) calculation was as follows (in thousands):

Weighted average common shares outstanding:	2006	2005	2004
Basic EPS calculation	116,826	116,476	113,274
Effect of dilutive securities	364	317	427
Diluted EPS calculation	117,190	116,793	113,701

The following options to purchase shares of common stock were excluded from the calculation of diluted EPS as the exercise prices were greater than the average market price:

	2006	2005	2004
Options to purchase shares of common stock	192,093	2,506,090	3,309,468
Weighted average exercise price of options excluded	$31.55	$29.68	$29.36

(e) Cash and Cash Equivalents - Cash and cash equivalents include short-term liquid investments that have original maturities of less than 90 days.

(f) Restricted Cash - At Dec. 31, 2006, short-term restricted cash primarily related to borrowing requirements in Sheboygan Power, LLC’s and Alliant Energy Neenah, LLC’s debt agreements and deposits with trustees. At Dec. 31, 2005, short-term restricted cash primarily related to dividend requirements of non-recourse redeemable preference shares issued by Resources’ wholly-owned New Zealand subsidiary and deposits with trustees. At Dec. 31, 2006 and 2005, Alliant Energy also had $12.1 million and $6.2 million, respectively, of long-term restricted cash primarily related to borrowing requirements in Alliant Energy Neenah, LLC’s debt agreement.

(g) Utility Property, Plant and Equipment - General - Utility plant (other than acquisition adjustments) is recorded at the original cost of construction, which includes material, labor, contractor services, AFUDC and allocable overheads, such as supervision, engineering, benefits, certain taxes and transportation. At Dec. 31, 2006 and 2005, IPL had $17 million and $18 million, respectively, of acquisition adjustments, net of accumulated amortization, included in utility plant ($3.8 million and $4.1 million, respectively, of such balances are currently being recovered in IPL’s rates). Repairs, replacements and renewals of items of property determined to be less than a unit of property or that do not increase the property’s life or functionality are charged to maintenance expense. Ordinary retirements of utility plant and salvage value are netted and charged to accumulated depreciation upon removal from utility plant accounts and no gain or loss is recognized. Removal costs incurred are charged to a regulatory liability.

Electric plant in service - Electric plant in service by functional category at Dec. 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2006	2005	2006	2005	2006	2005
Distribution	$2,764.9	$2,596.2	$1,558.6	$1,453.1	$1,206.3	$1,143.1
Generation	2,396.2	2,396.1	1,540.6	1,555.8	855.6	840.3
Transmission	683.5	653.8	683.5	653.8	--	--
Other	235.1	241.2	185.3	177.5	49.8	63.7
	$6,079.7	$5,887.3	$3,968.0	$3,840.2	$2,111.7	$2,047.1

Depreciation - IPL and WPL use a combination of remaining life and straight-line depreciation methods as approved by their respective regulatory commissions. The composite or group method of depreciation is used, in which a single depreciation rate is applied to the gross investment in a particular class of property. This method pools similar assets and then depreciates each group as a whole. Periodic depreciation studies are performed to determine the appropriate group lives, net salvage and group deprecation rates. These depreciation studies are generally conducted by third party experts, analyzed by management and are subject to review and approval by IPL’s and WPL’s respective regulatory commissions. Depreciation expense is included within the recoverable cost of service included in rates charged to customers. The average rates of depreciation for electric and gas properties, consistent with current rate making practices, were as follows:

	IPL			WPL
	2006 (a)	2005	2004	2006	2005	2004
Electric	2.8%	3.5%	3.5%	3.5%	3.6%	3.5%
Gas	2.8%	2.6%	2.7%	3.7%	3.8%	4.0%
(a)

Effective Jan. 1, 2006, IPL implemented updated depreciation rates as a result of a recently completed depreciation study. These updated depreciation rates increased Alliant Energy’s net income for 2006 by approximately $14 million, or $0.12 per share.

AFUDC - AFUDC represents costs to finance construction additions including a return on equity component and cost of debt component as required by regulatory accounting. The concurrent credit for the amount of AFUDC capitalized is recorded as “Allowance for funds used during construction” in the Consolidated Income Statements. The amount of AFUDC generated by equity and debt components was as follows (in millions):

	Alliant Energy			IPL			WPL
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Equity	$4.6	$6.4	$13.2	$2.6	$3.7	$9.5	$2.0	$2.7	$3.7
Debt	3.5	3.6	5.3	2.9	3.0	4.5	0.6	0.6	0.8
	$8.1	$10.0	$18.5	$5.5	$6.7	$14.0	$2.6	$3.3	$4.5

WPL records a regulatory asset for all retail jurisdiction construction projects equal to the difference between the AFUDC calculated in accordance with PSCW guidelines and the AFUDC authorized by FERC and amortizes the regulatory asset at a composite rate and time frame established during each rate case. The AFUDC recovery rates, computed in accordance with the prescribed regulatory formula, were as follows:

	2006	2005	2004
IPL	8.0%	7.8%	7.3%
WPL (PSCW formula - retail jurisdiction)	15.1%	15.1%	15.2%
WPL (FERC formula - wholesale jurisdiction)	5.0%	6.7%	12.5%

(h) Non-regulated and Other Property, Plant and Equipment - Non-regulated and other property, plant and equipment is recorded at the original cost of construction, which includes material, labor and contractor services. Repairs, replacements and renewals of items of property determined to be less than a unit of property or that do not increase the property’s life or functionality are charged to maintenance expense. The Neenah plant and SFEF within Alliant Energy’s Non-regulated Generation business represent a significant portion of the non-regulated and other property, plant and equipment and are being depreciated using the straight-line method over periods ranging from 30 to 35 years. The remainder is depreciated using the straight-line method over periods ranging from 5 to 30 years. Upon retirement or sale of non-regulated and other property, plant and equipment, the original cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the Consolidated Statements of Income. In 2005 and 2004, Alliant Energy capitalized interest of $3.4 million and $5.4 million, respectively, related to SFEF.

(i) Operating Revenues - Revenues from IPL and WPL are primarily from electric and natural gas sales and deliveries and are recorded under the accrual method of accounting and recognized upon delivery. Effective April 1, 2005, the Midwest Independent System Operator (MISO) implemented the MISO Midwest Market, a bid-based energy market. The market requires that all market participants, including IPL and WPL, submit hourly day-ahead and/or real-time bids and offers for energy at locations across the MISO region. The day-ahead and real-time transactions are grouped together, resulting in a net supply to or net purchase from MISO of megawatt-hours (MWhs) for each hour of each day. The net supply to MISO is recorded in “Electric operating revenues” and net purchase from MISO is recorded in “Electric production fuel and purchased power” in the Consolidated Statements of Income.

Revenues from Alliant Energy’s non-regulated businesses are primarily from the sale of energy or services and are recognized based on output delivered or services provided as specified under contract terms. Certain non-regulated businesses, including Alliant Energy’s environmental engineering and site remediation business and WindConnect™ business, also account for the revenues of certain contracts on the percentage of completion method.

Alliant Energy accrues revenues for services rendered but unbilled at month-end. Certain of Alliant Energy’s subsidiaries serve as collection agents for sales or various other taxes and record revenues on a net basis. The revenues do not include the collection of the aforementioned taxes.

(j) Utility Fuel Cost Recovery - IPL’s retail tariffs provide for subsequent adjustments to its electric and natural gas rates for changes in the cost of fuel, purchased energy and natural gas purchased for resale. Changes in the under/over collection of these costs are reflected in “Electric production fuel and purchased power” and “Cost of gas sold” in the Consolidated Statements of Income. The cumulative effects are reflected on the Consolidated Balance Sheets as a current regulatory asset or liability, until they are automatically reflected in future billings to customers. Recovery of capacity-related charges associated with IPL’s purchased power costs are recovered from electric customers through changes in base rates.

WPL’s retail electric rates approved by the PSCW are based on forecasts of forward-looking test year periods and include estimates of future fuel and purchased energy costs anticipated during the test year. During each electric retail rate proceeding, the PSCW sets fuel monitoring ranges based on the forecasted fuel costs used to determine base rates. If WPL’s actual fuel costs fall outside these fuel monitoring ranges during the test year period, WPL and/or other parties can request, and the PSCW can authorize, an adjustment to future retail electric rates based on changes in fuel costs only. The PSCW may authorize an interim rate increase; however, if the final rate increase is less than the interim rate increase, WPL must refund the excess collection to customers with interest at the current authorized return on common equity rate. Recovery of capacity-related charges associated with WPL’s purchased power costs and network transmission charges are recovered from electric customers through changes in base rates. WPL’s wholesale electric rates provide for subsequent adjustments to rates for changes in the cost of fuel and purchased energy. WPL’s retail gas tariffs provide for subsequent adjustments to its natural gas rates for changes in the current monthly natural gas commodity price index. Also, in 2006, 2005 and 2004, WPL had a gas performance incentive which included a sharing mechanism whereby 50% of gains or losses relative to current commodity prices and benchmarks were retained by WPL, with the remainder refunded to or recovered from customers.

Refer to Note 1(b) for additional information regarding fuel cost recovery.

(k) Generating Facility Outages - The IUB allowed IPL to collect, as part of its base revenues, funds to offset other operation and maintenance expenditures incurred during refueling outages at DAEC. These costs included incremental internal labor costs, contractor labor and materials directly related to activities performed during the outage. As these revenues were collected, an equivalent amount was charged to other operation and maintenance expense with a corresponding credit to a reserve. During a refueling outage, the reserve was reversed to offset the refueling outage expenditures. IPL sold its interest in DAEC in January 2006. Operating expenses incurred during refueling outages at Kewaunee were expensed by WPL as incurred. The maintenance costs incurred during outages for Alliant Energy’s various other generating facilities are also expensed as incurred.

(l) Translation of Foreign Currency - Assets and liabilities of international investments, where the local currency was the functional currency, were translated at year-end exchange rates and related income statement results were translated using average exchange rates prevailing during the year. Adjustments resulting from translation, including gains and losses on intercompany foreign currency transactions, which are long-term in nature and which Alliant Energy did not intend to settle in the foreseeable future, were recorded in “Accumulated other comprehensive loss” on Alliant Energy’s Consolidated Balance Sheets. Upon sale of an international investment, cumulative translation gains or losses associated with the international investment are removed from “Accumulated other comprehensive loss” on Alliant Energy’s Consolidated Balance Sheets and reported as part of the gain or loss on sale of the international investment in Alliant Energy’s Consolidated Statement of Income in the period the sale occurs.

(m) Derivative Financial Instruments - Alliant Energy uses derivative financial instruments to hedge exposures to fluctuations in interest rates, currency exchange rates, certain commodity prices and volatility in a portion of electric and natural gas sales volumes due to weather. Alliant Energy does not use such instruments for speculative purposes. The fair value of all derivatives are recorded as assets or liabilities on the Consolidated Balance Sheets and gains and losses related to derivatives that are designated and qualify as cash flow hedges, are recognized in earnings when the underlying hedged item or physical transaction is recognized in income. Gains and losses related to derivatives that do not qualify for, or are not designated in hedge relationships, are recognized in earnings immediately. A significant majority of Alliant Energy’s derivative transactions are in its utility business. Based on the fuel and natural gas cost recovery mechanisms in place, as well as other specific regulatory authorizations, changes in fair market values of derivatives in Alliant Energy’s utility business generally have no impact on its results of operations, as they are generally reported as changes in regulatory assets and liabilities. Alliant Energy has some commodity purchase and sales contracts that have been designated, and qualify for, the normal purchase and sale exception and based on this designation, these contracts are accounted for on the accrual basis of accounting. Refer to Notes 11 and 12(f) for further discussion of Alliant Energy’s derivative financial instruments and related credit risk, respectively.

(n) Pension and Other Postretirement Benefits Plans - For the defined benefit pension and other postretirement benefits plans sponsored by Corporate Services, Alliant Energy allocates costs and contributions to IPL, WPL, Resources and the parent company based on labor costs of plan participants and any related obligations based on each group’s funded status.

(o) Asset Valuations - Long-lived assets to be held and used, excluding regulatory assets and goodwill, are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Impairment is indicated if the carrying value of an asset exceeds its undiscounted future cash flows. An impairment charge is recognized equal to the amount the carrying value exceeds the asset’s fair value. The fair value is determined by the use of quoted market prices, appraisals, or the use of other valuation techniques such as expected discounted future cash flows. Refer to Note 1(b) for discussion of regulatory assets.

Goodwill is subject to annual impairment tests, which are completed in the third quarter, and whenever an event occurs or circumstances change in the interim that would indicate goodwill might be impaired. The fair value of Alliant Energy’s reporting unit with goodwill is determined by using a valuation technique based on expected discounted future cash flows.

Long-lived assets held for sale are reviewed for possible impairment each reporting period and impairment charges are recorded if the carrying value of such asset exceeds the estimated fair value less cost to sell. The fair value is determined by the use of bid information from potential buyers, quoted market prices, appraisals, or the use of other valuation techniques such as expected discounted future cash flows.

If events or circumstances indicate the carrying value of investments accounted for under the equity method of accounting may not be recoverable, potential impairment is assessed by comparing the fair value of these investments to their carrying values as well as assessing if a decline in fair value is temporary. If an impairment is indicated, a charge is recognized equal to the amount the carrying value exceeds the investment’s fair value.

(p) Supplemental Financial Information - The other (income) and deductions included in “Interest income and other” in

Alliant Energy’s Consolidated Statements of Income were as follows (in millions):

	2006	2005	2004
Interest income:
From loans to discontinued operations	($7.4)	($20.1)	($27.6)
Other	(13.7)	(15.7)	(7.5)
Currency transaction losses (gains), net	20.3	(3.2)	(1.4)
Loss on sale of Brazil investments	4.8	--	--
Gain on sale of Whiting Petroleum Corporation (WPC) stock	--	--	(14.2)
Losses (gains) on other asset sales, net	1.0	(2.1)	(5.6)
Valuation charges	--	1.5	1.4
Other	(0.5)	(1.6)	1.9
	$4.5	($41.2)	($53.0)

The supplemental cash flows information related to continuing operations for Alliant Energy’s Consolidated Statements of Cash Flows was as follows (in millions):

	2006	2005	2004
Cash paid during the period for:
Interest, net of capitalized interest	$160.9	$182.0	$176.7
Income taxes, net of refunds	89.9	82.7	33.2
Noncash investing and financing activities:
Debt assumed by buyer of Alliant Energy New Zealand Ltd. (AENZ)	169.2	--	--
Debt assumed by buyer of China generating facilities	26.8	--	--
Capital lease obligations incurred	1.7	5.9	17.7

(q) Operating Leases - Alliant Energy has certain purchased power agreements (PPAs) that are accounted for as operating leases. Costs associated with these PPAs are included in “Electric production fuel and purchased power” in Alliant Energy’s Consolidated Statements of Income based on monthly payments for these PPAs. Monthly capacity payments related to one of these PPAs is higher during the peak demand period from May 1 through Sep. 30 and lower in all other periods during each calendar year. These seasonal differences in capacity charges are consistent with market pricing and the expected usage of energy from the facility.

(r) Emission Allowances - Emission allowances are granted by the U.S. Environmental Protection Agency (EPA) to sources of pollution that allow the release of a prescribed amount of pollution each year. Unused emission allowances may be bought and sold or carried forward to be utilized in future years. Purchased emission allowances are recorded as intangible assets at their original cost and evaluated for impairment as long-lived assets to be held and used in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Emission allowances granted by the EPA are valued at a zero-cost basis. Amortization of emission allowances is based upon a weighted average cost for each category of vintage year utilized during the reporting period.

(s) Cash Flows Presentation - Alliant Energy reports cash flows from continuing operations separate from cash flows from discontinued operations on its Consolidated Statements of Cash Flows. For continuing operations, Alliant Energy classifies distributions received from discontinued operations as an operating activity to the extent of previous earnings and the excess as an investing activity. Alliant Energy classifies the net change in loans with discontinued operations as a financing activity. In presenting cash flows from discontinued operations, Alliant Energy classifies intercompany cash flows in the same activity category that the cash flows are classified in continuing operations. Refer to Note 17 for additional details of cash flows from discontinued operations.

(t) Asset Retirement Obligations (AROs) - SFAS 143 requires that when an asset is placed in service the present value of any retirement costs associated with that asset for which Alliant Energy has a legal obligation must be recorded as a liability with an equivalent amount added to the asset cost. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss. On Dec. 31, 2005, Alliant Energy adopted FIN 47, which clarifies the term “conditional AROs,” as discussed in SFAS 143, and when an entity would have sufficient information to reasonably estimate the fair value of an ARO. FIN 47 concludes that conditional AROs are within the scope of SFAS 143.

(u) Debt Issuance and Retirement Costs - Alliant Energy, IPL and WPL defer and amortize debt issuance costs and debt premiums or discounts over the expected lives of the respective debt issues, considering maturity dates and, if applicable, redemption rights held by others. For debt retired early with no subsequent re-issuance, IPL and WPL amortize over the remaining original life any unamortized debt issuance costs, premiums or discounts. As permitted by regulatory authorities, gains or losses resulting from the refinancing of debt by IPL and WPL are deferred and amortized over the life of the new debt issued. Alliant Energy’s non-regulated businesses expense in the period of retirement any unamortized debt issuance costs and debt premiums or discounts on debt retired early.

(v) New Accounting Pronouncements - In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” which provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Alliant Energy, IPL and WPL are required to adopt SFAS 159 by Jan. 1, 2008 and are evaluating the implications of SFAS 159 on their financial condition and results of operations.

In September 2006, the FASB issued SFAS 158, which requires an employer to recognize the overfunded or underfunded status of its benefit plans as an asset or liability on its balance sheet and to recognize the changes in the funded status of its benefit plans in the year in which they occur as a component of other comprehensive income. Refer to Note 1(b) for discussion of regulatory authorizations which allow IPL and WPL to record a portion of the changes in the funded status of their benefit plans as regulatory assets in lieu of other comprehensive loss. Refer to Note 6(a) for additional details of the impacts of Alliant Energy, IPL and WPL adopting SFAS 158 on Dec. 31, 2006. SFAS 158 also requires an employer to measure benefit plan assets and obligations as of the end of its fiscal year. Alliant Energy, IPL and WPL are required to adopt this provision of SFAS 158 by Dec. 31, 2008.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Alliant Energy, IPL and WPL are required to adopt SFAS 157 by Jan. 1, 2008 and are evaluating the implications of SFAS 157 on their financial condition and results of operations.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Alliant Energy, IPL and WPL adopted SAB 108 on Dec. 31, 2006 with no material impact on their financial condition or results of operations.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109. FIN 48, which is effective Jan. 1, 2007, establishes standards for measurement and recognition in financial statements of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Differences between the amounts recognized on the balance sheet prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. Alliant Energy, IPL and WPL continue to evaluate the impact of the adoption of FIN 48, including evaluation of certain matters that could significantly impact the anticipated reduction in retained earnings resulting from adoption.

Refer to Note 6(b) for discussion of SFAS 123(R), “Share-Based Payment,” which was adopted by Alliant Energy, IPL and WPL on Jan. 1, 2006, and the historical pro forma impacts of share-based compensation expense on net income.

(2) UTILITY RATE MATTERS

In January 2007, WPL received approval from the PSCW to begin refunding $13 million to its natural gas customers for the customers’ portion of gains realized from its gas performance incentive program for the period from November 2005 to October 2006. In January and February of 2007, 80%, or $10 million, of the total expected refund amount was refunded to customers. The remainder of the refund will be completed later in 2007 after the PSCW completes its audit of the refund amount. At Dec. 31, 2006, WPL reserved for all amounts related to these refunds. Refer to Note 1(j) for further discussion of WPL’s fuel cost recovery and Note 1(b) for discussion of various other rate matters.

(3) LEASES

(a) Operating Leases - Alliant Energy has entered into various agreements related to property, plant and equipment rights that are accounted for as operating leases. Alliant Energy’s most significant operating leases relate to certain PPAs. These PPAs contain fixed rental payments related to capacity and transmission rights and contingent rental payments related to the energy portion (actual MWhs) of the respective PPAs. Rental expenses associated with Alliant Energy’s operating leases were as follows (in millions):

	2006	2005	2004
Operating lease rental expenses (excluding contingent rentals)	$105	$107	$77
Contingent rentals related to certain PPAs	23	28	33
Other contingent rentals	3	2	4
	$131	$137	$114

At Dec. 31, 2006, Alliant Energy’s future minimum operating lease payments, excluding contingent rentals, were as follows (in millions):

	2007	2008	2009	2010	2011	Thereafter	Total
Certain PPAs	$79	$72	$63	$57	$58	$76	$405
Synthetic leases	51	4	7	10	2	7	81
Other	9	8	7	6	4	13	47
	$139	$84	$77	$73	$64	$96	$533

The PPAs meeting the criteria as operating leases are such that, over the contract term, Alliant Energy has exclusive rights to all or a substantial portion of the output from a specific generating facility. The PPAs total in the above table includes $357 million and $39 million related to the Riverside Energy Center (Riverside) and RockGen Energy Center (RockGen) PPAs, respectively. Alliant Energy’s PPAs with Calpine Corporation (Calpine) subsidiaries related to RockGen and Riverside provide Alliant Energy the option to purchase these two facilities in 2009 and 2013, respectively. Refer to Note 20 for additional information concerning the impacts of FIN 46R, “Consolidation of Variable Interest Entities,” on these two PPAs and Calpine’s bankruptcy filing.

The synthetic leases in the above table relate to the financing of certain corporate headquarters, utility railcars and a utility radio dispatch system. The entities that lease these assets to Alliant Energy do not meet the consolidation requirements under FIN 46R and are not included on Alliant Energy’s Consolidated Balance Sheets. Alliant Energy has guaranteed the residual value of its synthetic leases which total $55 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease with remaining terms up to nine years. Residual value guarantee amounts have been included in the above table.

(b) Capital Leases - At Dec. 31, 2005, IPL had a capital lease obligation of $40 million covering its 70% undivided interest in nuclear fuel purchased for DAEC. Annual nuclear fuel lease expenses (included in “Electric production fuel and purchased power” in the Consolidated Statements of Income) for 2006, 2005 and 2004 were $1 million, $15 million and $16 million, respectively. In January 2006, IPL completed the sale of its interest in DAEC and related nuclear fuel to a subsidiary of FPL Energy Group, Inc. and retired its capital lease obligation covering the nuclear fuel. Refer to Note 18 for additional details regarding the sale of DAEC.

At Dec. 31, Alliant Energy’s gross assets under its capital leases and the related accumulated amortization were as follows (in millions):

	2006		2005
	Gross Assets	Accumulated	Gross Assets	Accumulated
	Under Lease	Amortization	Under Lease	Amortization
Nuclear fuel (IPL)	$--	$--	$99	$59
Other	4	1	2	1
	$4	$1	$101	$60

(4) RECEIVABLES

(a) Sales of Accounts Receivable - IPL participates in a utility customer accounts receivable sale program whereby it may sell up to a maximum amount of $150 million of its accounts receivable and unbilled revenues to a third-party financial institution on a limited recourse basis through wholly-owned and consolidated special purpose entities. Corporate Services acts as a collection agent for the buyer and receives a fee for collection services. Under terms of the agreement, the third-party financial institution purchases the receivables initially for the face amount. IPL makes monthly payments to the third-party financial institution of an amount that varies based on interest rates and length of time the sold receivables remain outstanding. Collections on sold receivables may be used to purchase additional receivables. The agreement expires in March 2007. IPL is currently negotiating a new agreement and expects to continue selling receivables after this date. IPL accounts for the sale of accounts receivable to the third-party financial institution as sales under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The entity that purchases the receivables does not require consolidation under the guidelines of FIN 46R. Retained receivables are available to the third-party financial institution to pay any fees or expenses due it, and to absorb all credit losses incurred on any of the sold receivables. In March 2004, WPL discontinued its participation in the utility customer accounts receivable sales program.

At Dec. 31, 2006 and 2005, IPL had sold $125 million and $100 million of utility customer accounts receivable, respectively. In 2006, 2005 and 2004, IPL received $1.0 billion, $1.1 billion and $1.0 billion, respectively, in aggregate proceeds from the sale of accounts receivable. IPL used proceeds from the sale of accounts receivable and unbilled revenues to maintain flexibility in its capital structure, take advantage of favorable short-term rates and finance a portion of its long-term cash needs. In 2006, 2005 and 2004, IPL incurred costs associated with these sales of $4.2 million, $3.3 million and $1.5 million, respectively.

(b) WPC Tax Sharing Agreement - Prior to an initial public offering (IPO) of WPC in 2003, Alliant Energy and WPC entered into a tax separation and indemnification agreement pursuant to which Alliant Energy and WPC made tax elections with the effect that the tax basis of the assets of WPC’s consolidated tax group were increased based on the sales price of WPC’s shares in the IPO. This increase was included in income in the 2003 consolidated federal income tax return filed by Alliant Energy. WPC has agreed to pay Resources 90% of any tax benefits realized annually due to the increase in tax basis for years ending on or prior to Dec. 31, 2013. Such tax benefits will generally be calculated by comparing WPC’s actual taxes to the taxes that would have been owed by WPC had the increase in basis not occurred. In 2014, WPC will be obligated to pay Resources the present value of the remaining tax benefits assuming all such tax benefits will be realized in future years. At the IPO closing date, Resources recorded a receivable from WPC based on the estimated present value of the payments expected from WPC. At Dec. 31, 2006 and 2005, the carrying value of this receivable was $30 million and $32 million, respectively. The current and non-current portions of this receivable are recorded in “Other current assets” and “Deferred charges and other,” respectively, on Alliant Energy’s Consolidated Balance Sheets.

(5) INCOME TAXES

The components of “Income tax expense (benefit)” in Alliant Energy’s Consolidated Statements of Income were as follows (in millions):

	2006	2005	2004
Current tax expense (benefit):
Federal	$2.4	$23.5	$36.8
State	7.0	10.8	20.2
Nonconventional fuel credits	(0.1)	(14.4)	(6.9)
Deferred tax expense (benefit):
Federal	181.5	(47.7)	69.1
State	23.5	(8.7)	(6.7)
Nonconventional fuel credits	--	(7.0)	(17.9)
Foreign tax expense	0.1	1.1	2.5
Research and development tax credits	(1.6)	(4.8)	(0.7)
Investment tax credits	(8.6)	(4.8)	(5.1)
Other tax credits	(1.2)	(0.9)	(0.1)
	$203.0	($52.9)	$91.2

In 2006, Alliant Energy recorded $104 million of tax expense on the gain related to the sale of AENZ. Alliant Energy utilized capital loss carryforwards to offset the taxable gain on the sale of AENZ, therefore the $104 million of tax expense is reflected in the “Deferred tax expense (benefit)” lines in the table above. In 2005, Alliant Energy recorded $132 million of tax benefits on non-cash valuation charges related to its Brazil investments, which are reflected in the “Deferred tax expense (benefit)” lines in the above table. Substantially all of the nonconventional fuel credits in the above table related to Alliant Energy’s synthetic fuel investment which was sold in the fourth quarter of 2005.

Alliant Energy’s subsidiaries calculate income tax provisions using the separate return methodology. Separate return amounts are adjusted for state apportionment benefits net of federal tax and the impact of the Public Utility Holding Company Act of 1935, which prohibited the retention of tax benefits at the parent level prior to its repeal in the first quarter of 2006. Any difference between the separate return methodology and the actual consolidated return is allocated as prescribed in Alliant Energy’s tax allocation agreement.

The income tax rates shown in the following table were computed by dividing income tax expense (benefit) by the sum of income from continuing operations before income taxes and preferred dividend requirements of subsidiaries (dollars in millions).

	2006		2005		2004
	Tax		Tax		Tax
	Expense		Expense		Expense
	(Benefit)	Rate	(Benefit)	Rate	(Benefit)	Rate
Statutory federal income tax	$196.0	35.0%	$7.8	35.0%	$114.9	35.0%
State income taxes, net of federal benefits	28.2	5.0	(1.5)	(6.8)	9.8	3.0
Adjustment of prior period taxes	5.6	1.0	(9.9)	(44.6)	(4.4)	(1.3)
Nonconventional fuel credits	(0.1)	--	(21.4)	(96.4)	(24.8)	(7.6)
Effect of rate making on property related
differences	(0.6)	(0.1)	2.3	10.4	3.4	1.0
Foreign operations	(0.9)	(0.2)	1.7	7.7	1.9	0.6
Research and development tax credits	(1.6)	(0.3)	(4.8)	(21.6)	(0.7)	(0.2)
Reversal of capital loss valuation
allowances	(3.0)	(0.5)	(13.4)	(60.4)	--	--
Amortization of investment tax credits	(4.1)	(0.7)	(4.8)	(21.6)	(5.1)	(1.6)
DAEC sale	(7.5)	(1.3)	--	--	--	--
Other items, net	(9.0)	(1.6)	(8.9)	(40.0)	(3.8)	(1.1)
Overall income tax	$203.0	36.3%	($52.9)	(238.3%)	$91.2	27.8%

In 2006, Alliant Energy recorded $7.5 million of income tax benefits related to the sale of IPL’s interest in DAEC. These income tax benefits included the recognition of the unamortized balance of deferred investment tax credits of $4.5 million and the reversal of excess deferred taxes related to DAEC property, plant and equipment. Pursuant to the IUB order approving the DAEC sale, these income tax benefits were excluded from the regulatory liability established upon the sale. Refer to Notes 1(b), 6(a) and 18 for further discussion of the DAEC sale.

In 2006 and 2005, Alliant Energy recorded the reversal of approximately $3 million and $13 million, respectively, of deferred tax asset valuation allowances originally recorded in prior years related to a change in Alliant Energy’s anticipated ability to utilize certain capital losses prior to their expiration. Alliant Energy currently estimates that it will be able to generate sufficient capital gains in the future to utilize the tax benefit of all projected federal capital losses prior to their expiration. In 2005, Alliant Energy recorded $7.4 million of income tax benefit related to the impact of issues resolved in a federal income tax audit, which are reflected in “Adjustment of prior period taxes” in the above table. In 2005, Alliant Energy also reversed $4.5 million of deferred tax asset valuation allowances related to certain state net operating losses that Alliant Energy now anticipates it will be able to utilize prior to expiration.

Consistent with rate making treatment, deferred taxes are offset in the table below for temporary differences which have related regulatory assets and liabilities. The deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at Dec. 31 arise from the following temporary differences (in millions):

	2006			2005
	Deferred	Deferred Tax		Deferred	Deferred Tax
	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net
Property	$--	$672.5	$672.5	$--	$718.1	$718.1
Exchangeable senior notes	--	142.4	142.4	--	140.6	140.6
Investment in American Transmission
Co. LLC (ATC)	--	46.3	46.3	--	43.7	43.7
Prepaid gross receipts tax	--	14.1	14.1	--	--	--
Pension and other benefit obligations	--	9.3	9.3	(50.1)	--	(50.1)
Investments in China	--	--	--	(25.3)	--	(25.3)
Decommissioning	--	--	--	(30.4)	--	(30.4)
Investments in Brazil	--	--	--	(57.3)	--	(57.3)
Regulatory liability - decommissioning	(8.6)	--	(8.6)	(28.3)	--	(28.3)
Customer advances	(12.8)	--	(12.8)	(12.7)	--	(12.7)
Federal credit carryforward	(15.8)	--	(15.8)	(65.0)	--	(65.0)
Investment tax credits	(20.7)	--	(20.7)	(26.7)	--	(26.7)
Regulatory liability - DAEC sale	(22.7)	--	(22.7)	--	--	--
Emission allowances	(24.2)	--	(24.2)	(15.3)	--	(15.3)
Capital losses carryforward	(25.7)	--	(25.7)	(84.5)	--	(84.5)
Net operating losses carryforward	(33.5)	--	(33.5)	(38.7)	--	(38.7)
Other	(88.7)	40.1	(48.6)	(81.6)	91.1	9.5
Subtotal	(252.7)	924.7	672.0	(515.9)	993.5	477.6
Valuation allowances	53.2	--	53.2	47.8	--	47.8
	($199.5)	$924.7	$725.2	($468.1)	$993.5	$525.4

	2006	2005
Other current assets	($33.1)	($12.2)
Other current liabilities	--	8.3
Deferred income taxes	758.3	529.3
Total deferred tax (assets) and liabilities	$725.2	$525.4

At Dec. 31, 2006, Alliant Energy had the following tax carryforwards: alternative minimum tax credits of $15.8 million, state capital losses of $468.6 million and net operating losses (primarily state) of $664.8 million. The alternative minimum tax credit carryforwards can be carried forward indefinitely. The majority of the capital loss carryforwards expire in 2010. The net operating loss carryforwards have expiration dates ranging from 2007 to 2026 with 87% expiring after 2015. Due to the uncertainty of the realization of certain tax carryforwards, Alliant Energy established valuation allowances of $53.2 million as of Dec. 31, 2006.

U.S. and foreign sources of income (loss) from continuing operations before income taxes were as follows (in millions):

	2006	2005	2004
U.S. sources	$299.0	$288.5	$279.8
Foreign sources	242.3	(285.0)	29.8
Income from continuing operations before income taxes	$541.3	$3.5	$309.6

(6) BENEFIT PLANS

(a) Pension Plans and Other Postretirement Benefits - Alliant Energy has various non-contributory defined benefit pension plans that cover a significant number of its employees. Benefits are based on the employees’ years of service and compensation. Alliant Energy also provides certain defined benefit postretirement health care and life benefits to eligible retirees. In general, the health care plans are contributory with participants’ contributions adjusted regularly and the life insurance plans are non-contributory. The assumptions for qualified and non-qualified pension benefits and other postretirement benefits at the measurement date of Sep. 30 were as follows (N/A=Not Applicable):

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Discount rate for benefit obligations	5.85%	5.5%	6%	5.85%	5.5%	6%
Discount rate for net periodic cost	5.5%	6%	6%	5.5%	6%	6%
Expected return on plan assets	8.5%	9%	9%	8.5%	9%	9%
Rate of compensation increase	3.5-4.5%	3.5-4.5%	3.5-4.5%	3.5%	3.5%	3.5%
Medical cost trend on covered charges:
Initial trend rate	N/A	N/A	N/A	9%	9%	10%
Ultimate trend rate	N/A	N/A	N/A	5%	5%	5%

The expected return on plan assets is determined by analysis of forecasted asset class returns as well as actual returns for the plan over the past 10 years. An adjustment to the returns to account for active management of the assets is also made in the analysis. The obligations are viewed as long-term commitments. A long-term approach is also used when determining the expected rate of return on assets, which is reviewed on an annual basis.

The components of Alliant Energy’s qualified and non-qualified pension benefits and other postretirement benefits costs were as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Service cost	$21.8	$20.0	$19.0	$10.3	$11.7	$10.3
Interest cost	49.8	47.4	43.7	14.0	16.0	14.0
Expected return on plan assets	(57.7)	(54.6)	(46.8)	(7.5)	(7.0)	(6.5)
Amortization of (a):
Transition (asset) obligation	(0.2)	(0.3)	(0.3)	1.2	2.0	2.0
Prior service cost (credit)	3.2	3.6	3.5	(1.8)	(1.1)	(1.0)
Actuarial loss	12.2	8.8	7.5	4.3	6.5	4.8
Curtailment/settlement loss	0.5	--	--	--	--	--
Special termination benefits	--	0.2	0.3	--	0.7	--
Income statement impacts	29.6	25.1	26.9	20.5	28.8	23.6
DAEC curtailment loss (gain)	0.7	--	--	(0.3)	--	--
DAEC settlement gain, net	(5.4)	--	--	(4.1)	--	--
Special termination benefits	--	0.4	--	--	1.1	--
	$24.9	$25.5	$26.9	$16.1	$29.9	$23.6
(a)

Unrecognized net actuarial losses in excess of 10% of the projected benefit obligation and unrecognized prior service costs (credits) are amortized over the average future service lives of the participants. Unrecognized net transition obligations related to other postretirement benefits are amortized over a 20-year period ending 2012.

Alliant Energy’s net periodic benefit cost is primarily included in “Utility - other operation and maintenance” in Alliant Energy’s Consolidated Statements of Income.

The impacts of the DAEC curtailment and settlement in 2006 in the above table resulted from FPL Energy Duane Arnold, LLC (FPL Energy) assuming certain DAEC employee pension and other postretirement benefit obligations and IPL transferring certain pension assets to FPL Energy in connection with the DAEC sale in January 2006. The DAEC curtailment loss (gain) represents the unrecognized prior service cost attributable to DAEC employees who transferred to FPL Energy. The net DAEC settlement gain of $9.5 million represents accumulated benefit obligations of $29.5 million attributable to the transferred DAEC employees less pension assets transferred at closing of $13.2 million and recognition of settlement losses of $6.8 million relating to previously unrecognized actuarial losses and transition assets. The impacts of the DAEC curtailment and settlement were included as a component of the regulatory liability recorded with the DAEC sale and did not have an impact on Alliant Energy’s or IPL’s results of operations in 2006. Refer to Notes 1(b), 5 and 18 for further discussion of the DAEC sale.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefits costs. A 1% change in the medical trend rates for 2006, holding all other assumptions constant, would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$1.9	($1.8)
Effect on postretirement benefit obligation	$14.8	($14.1)

A reconciliation of the funded status of Alliant Energy’s qualified and non-qualified pension benefits and other postretirement benefits plans to the amounts recognized on Alliant Energy’s Consolidated Balance Sheets at Dec. 31 was as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Change in projected benefit obligation:
Net projected benefit obligation at beginning of year	$915.7	$788.5	$260.5	$262.4
Service cost	21.8	20.0	10.3	11.7
Interest cost	49.8	47.4	14.0	16.0
Plan participants’ contributions	--	--	2.6	2.3
Plan amendments	--	--	(25.5)	(1.2)
Actuarial (gain) loss	(41.4)	100.2	(3.4)	(15.2)
Special termination benefits	--	0.6	--	1.8
Curtailment	(0.3)	--	--	--
DAEC divestiture/settlement	(28.0)	--	(5.9)	--
Gross benefits paid	(51.6)	(41.0)	(19.1)	(17.3)
Federal subsidy on other postretirement benefits paid	--	--	0.8	--
Net projected benefit obligation at measurement date	866.0	915.7	234.3	260.5

Change in plan assets (a):
Fair value of plan assets at beginning of year	664.6	623.9	101.5	91.5
Actual return on plan assets	58.5	71.8	7.2	7.5
Employer contributions	79.8	9.9	13.8	17.5
Plan participants’ contributions	--	--	2.6	2.3
DAEC divestiture/settlement	(13.2)	--	--	--
Gross benefits paid	(51.6)	(41.0)	(19.1)	(17.3)
Fair value of plan assets at measurement date	738.1	664.6	106.0	101.5

Funded status at measurement date	(127.9)	(251.1)	(128.3)	(159.0)
Unrecognized net actuarial loss (b)	n/a	264.4	n/a	74.5
Unrecognized prior service cost (credit) (b)	n/a	21.1	n/a	(4.2)
Unrecognized net transition obligation (asset) (b)	n/a	(0.2)	n/a	12.2
Net amount recognized at measurement date	(127.9)	34.2	(128.3)	(76.5)
Contributions paid after Sep. 30 and prior to Dec. 31	85.7	0.6	3.5	5.7
Federal subsidy on other postretirement benefits paid	--	--	(0.3)	--
Net amount recognized at Dec. 31	($42.2)	$34.8	($125.1)	($70.8)

Amounts recognized on the Consolidated
Balance Sheets consist of:
Prepaid pension costs (c)	n/a	$66.7	n/a	$3.8
Intangible assets (c)	n/a	13.6	n/a	--
Regulatory assets (d)	n/a	45.9	n/a	--
Accrued benefit cost (c)	n/a	(31.9)	n/a	(74.6)
Additional minimum liability (c)	n/a	(142.8)	n/a	--
Accumulated other comprehensive loss (AOCL) (d)	n/a	83.3	n/a	--
Deferred charges and other	$19.1	n/a	$2.3	n/a
Other current liabilities	(8.1)	n/a	(6.3)	n/a
Pension and other benefit obligations	(53.2)	n/a	(121.1)	n/a
Net amount recognized at Dec. 31	($42.2)	$34.8	($125.1)	($70.8)

Amounts recognized in Regulatory Assets and
AOCL consist of (d):
Net actuarial loss	$200.1	n/a	$65.3	n/a
Prior service cost (credit)	16.9	n/a	(17.8)	n/a
Transition obligation	--	n/a	1.1	n/a
	$217.0	n/a	$48.6	n/a
(a)	Alliant Energy calculates the fair value of plan assets by using the straight market value of assets approach.
(b)	As a result of the adoption of SFAS 158 as of Dec. 31, 2006, these amounts were recorded on the financial statements and this reconciliation is no longer applicable.

(c)

As a result of the adoption of SFAS 158 as of Dec. 31, 2006, Alliant Energy recognized the underfunded status of its pension benefits and other postretirement benefits plans as assets or liabilities on its Consolidated Balance Sheet as of Dec. 31, 2006 and these items are no longer applicable for 2006.

(d)

Refer to the table for amounts recognized in “Regulatory assets” and “Accumulated other comprehensive loss” on Alliant Energy’s Consolidated Balance Sheet, Note 1(b) for regulatory asset impacts and Alliant Energy’s Consolidated Statement of Changes in Common Equity for other comprehensive income impacts.

In September 2006, the FASB issued SFAS 158, which requires the recognition of gains and losses, prior service costs and credits and transition assets and obligations, which have not previously been amortized and recognized as a component of net periodic benefits costs pursuant to SFAS 87 and SFAS 106, through other comprehensive income, net of tax. Refer to Note 1(b) for discussion of regulatory authorizations which allow IPL and WPL to record the retail portion of their previously unrecognized net actuarial loss, prior service costs and credits, and transition assets and obligations in “Regulatory assets” in lieu of “Accumulated other comprehensive loss” on the Consolidated Balance Sheets. Alliant Energy initially recognized the funded status of its defined benefit postretirement plans and provided the required disclosures per SFAS 158 as of Dec. 31, 2006. The incremental effect of applying SFAS 158 on individual line items on Alliant Energy’s Consolidated Balance Sheet at Dec. 31, 2006 was as follows (in millions):

	Before		After
	Application of	Increase	Application of
	SFAS 158	(Decrease)	SFAS 158
Long-term pension and other benefit assets (a)	$119.6	($98.2)	$21.4
Long-term regulatory assets	361.9	146.8	508.7
Intangible assets (a)	9.4	(9.4)	--
Current benefit liability (b)	--	14.4	14.4
Deferred income tax liabilities	777.5	(19.2)	758.3
Long-term pension and other benefit obligations	148.0	50.6	198.6
Accumulated other comprehensive loss, before tax	(3.5)	(11.9)	(15.4)
Accumulated other comprehensive loss, after tax	(2.1)	(6.6)	(8.7)
Total common equity	2,657.9	(6.6)	2,651.3
(a)	Included in “Deferred charges and other” on Alliant Energy’s Consolidated Balance Sheet.
(b)	Included in “Other current liabilities” on Alliant Energy’s Consolidated Balance Sheet.

Included in the following table are Alliant Energy’s accumulated benefit obligations, aggregate amounts applicable to pension and other postretirement benefits with accumulated benefit obligations in excess of plan assets, as well as pension plans with projected benefit obligations in excess of plan assets as of the measurement date of Sep. 30 (in millions):

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Accumulated benefit obligation	$803.6	$833.0	$234.3	$260.5
Plans with accumulated benefit obligations in excess
of plan assets:
Accumulated benefit obligations	529.9	621.3	232.9	259.0
Fair value of plan assets	444.1	450.0	102.4	97.8
Plans with projected benefit obligations in excess
of plan assets:
Projected benefit obligations	866.0	915.7	N/A	N/A
Fair value of plan assets	738.1	664.6	N/A	N/A

Postretirement benefit plans are funded via specific assets within certain retirement plans (401(h) assets) as well as Voluntary Employees’ Beneficiary Association (VEBA) trusts. The asset allocation of the 401(h) assets mirrors the pension plan assets and the asset allocation of the VEBA trusts are reflected in the table below under “Other Postretirement Benefits Plans.” The asset allocation for Alliant Energy’s pension and other postretirement benefits plans at Sep. 30, 2006 and 2005, and the pension plan target allocation for 2006 were as follows:

				Other Postretirement
	Pension Plans			Benefits Plans
	Target	Percentage of Plan		Percentage of Plan
	Allocation	Assets at Sep. 30,		Assets at Sep. 30,
Asset Category	2006	2006	2005	2006	2005
Equity securities	65-75%	73%	72%	60%	51%
Debt securities	20-35%	27%	28%	33%	32%
Other	0-5%	--	--	7%	17%
		100%	100%	100%	100%

For the various Alliant Energy pension and other postretirement benefits plans, Alliant Energy common stock represented less than 1% of total plan assets at Dec. 31, 2006 and 2005. Alliant Energy’s plan assets are managed by outside investment managers. Alliant Energy’s investment strategy and its policies employed with respect to pension and other postretirement benefits assets is to combine both preservation of principal and prudent and reasonable risk-taking to protect the integrity of the assets in meeting the obligations to the participants while achieving the optimal return possible over the long-term. It is recognized that risk and volatility are present to some degree with all types of investments; however, high levels of risk are minimized at the total fund level. This is accomplished through diversification by asset class, number of investments, and sector and industry limits when applicable.

For the pension plans, the mix among asset classes is controlled by long-term asset allocation targets. The assets are viewed as long-term with moderate liquidity needs. Historical performance results and future expectations suggest that equity securities will provide higher total investment returns than debt securities over a long-term investment horizon. Consistent with the goals to maximize returns and minimize risk over the long-term, the pension plans have a long-term investment posture more heavily weighted towards equity holdings. The asset allocation mix is monitored quarterly and appropriate action is taken as needed to rebalance the assets within the prescribed range. Assets related to postretirement plans are viewed as long-term. A mix of both equity and debt securities are utilized to maximize returns and minimize risk over the long-term. Prohibited investment vehicles related to the pension and other postretirement benefits plans include, but may not be limited to, direct ownership of real estate, options and futures unless specifically approved, margin trading, oil and gas limited partnerships, commodities, short selling and securities of the managers’ firms or affiliate firms.

Alliant Energy estimates that funding for the pension and other postretirement benefits plans during 2007 will be $8 and $14 million, respectively.

The expected benefit payments and Medicare subsidies, which reflect expected future service, as appropriate, are as follows (in millions):

	2007	2008	2009	2010	2011	2012 - 2016
Pension benefits	$48.0	$46.4	$48.1	$50.5	$54.5	$315.5
Other benefits	18.5	19.2	19.8	19.1	19.6	108.8
Medicare subsidies	(1.2)	(1.2)	(1.4)	(1.4)	(1.5)	(9.1)
	$65.3	$64.4	$66.5	$68.2	$72.6	$415.2

The estimated amortization from “Regulatory assets” and “Accumulated other comprehensive loss” on Alliant Energy’s Consolidated Balance Sheets into net periodic benefit cost in 2007 are as follows (in millions):

		Other
	Pension	Postretirement
	Benefits	Benefits
Actuarial loss	$8.9	$4.1
Prior service cost (credit)	3.0	(3.7)
Transition obligation	--	0.2
	$11.9	$0.6

In 2004, Alliant Energy adopted FASB Staff Position No. SFAS (FSP) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” In 2005, the U.S. Department of Health and Human Services (Centers for Medicare & Medicaid Services) published regulations regarding actuarial equivalence. Alliant Energy believes that a substantial portion of its postretirement medical plans will be actuarially equivalent to the Medicare Prescription Drug Plan. Alliant Energy anticipates continuing its current prescription drug coverage for currently covered retirees and therefore should be eligible for the subsidy available from Medicare. As a result of the adoption of FSP 106-2, the estimated reductions in Alliant Energy’s, IPL’s and WPL’s 2006 and 2005 accumulated projected benefit obligation and other postretirement benefits costs were as follows (in millions):

	Alliant Energy			IPL			WPL
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Accumulated projected
benefit obligation	$35.2	$33.4	$19.7	$17.3	$16.8	$11.6	$14.4	$13.9	$6.8
Other postretirement
benefits costs	4.9	4.8	3.0	2.0	2.1	1.6	2.1	2.1	1.0

Under Alliant Energy’s deferred compensation plans, certain key employees and directors can defer part or all of their current compensation in company stock or interest accounts. At Dec. 31, 2006 and 2005, the fair market value of the company stock accounts, which are currently held in a rabbi trust, totaled $10.5 million and $7.6 million, respectively, the majority of which consisted of Alliant Energy common stock.

A significant number of Alliant Energy, IPL and WPL employees also participate in a defined contribution pension plan (401(k) plan), of which Alliant Energy common stock represented 23.5% and 22.0% of total plan assets at Dec. 31, 2006 and 2005, respectively. Alliant Energy’s, IPL’s and WPL’s contributions to the 401(k) plan, which are partially based on the participants’ level of contribution, were as follows (in millions):

	Alliant Energy			IPL			WPL
	2006	2005	2004	2006	2005	2004	2006	2005	2004
401(k) plan contributions	$9.4	$8.8	$9.3	$2.3	$2.2	$2.2	$2.5	$2.4	$2.3

Alliant Energy’s pension plans include a cash balance plan that covers substantially all of its non-bargaining unit employees. In 2006, Alliant Energy announced amendments to the cash balance plan which include freezing plan participation at its current level and discontinuing additional contributions into employee’s cash balance plan accounts effective August 2008. Alliant Energy also announced plans to increase its level of contributions to the 401(k) plan effective in August 2008 which will offset the impact of discontinuing additional contributions into the employee’s cash balance plan accounts. These amendments are designed to provide employees portability and self-directed flexibility of their retirement benefits. Alliant Energy is currently assessing the future impacts of these changes and does not currently expect these changes will have a significant impact on its future results of operations.

(b) Equity Incentive Plans - On Jan. 1, 2006, Alliant Energy, IPL and WPL adopted SFAS 123(R), which requires share-based payments to employees to be recognized in the financial statements based on their fair values. Alliant Energy, IPL and WPL used the modified prospective transition method for the adoption, which resulted in no changes to their financial statements for prior periods. The impacts of adoption did not have a material impact on their financial condition or results of operations. The impact to Alliant Energy, IPL and WPL in periods subsequent to the adoption of SFAS 123(R) will largely be dependent upon the nature of any new share-based compensation awards issued to employees and the achievement of certain performance and market conditions related to such awards. Alliant Energy, IPL and WPL have elected the alternative transition method described in FSP 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to calculate their beginning pool of excess tax benefits available to absorb any tax deficiencies associated with share-based payment awards recognized in accordance with SFAS 123(R).

Alliant Energy’s 2002 Equity Incentive Plan (EIP) permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to key employees. At Dec. 31, 2006, non-qualified stock options, restricted stock and performance shares were outstanding under the EIP and a predecessor plan under which new awards can no longer be granted. At Dec. 31, 2006, approximately 3.2 million shares remained available for grants under the EIP. Alliant Energy satisfies payouts related to equity awards under the EIP through the issuance of new shares of its common stock.

In 2006, Alliant Energy, IPL and WPL recognized $12.1 million, $6.1 million and $4.5 million, respectively, of share-based compensation expense related to grants under the EIP and $4.9 million, $2.5 million and $1.8 million, respectively, of related income tax benefits. As of Dec. 31, 2006, total unrecognized compensation cost related to all share-based compensation awards was $8.3 million, which is expected to be recognized over a weighted average period of two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods.

Performance Shares-Performance share payouts to key employees are contingent upon achievement over three-year periods of specified performance criteria, which currently include metrics of total shareowner return relative to an investor-owned utility peer group. Nonvested performance share payouts are prorated at retirement based on time worked during the performance period and achievement of the performance criteria. Participants’ nonvested performance shares are forfeited if the participant voluntarily leaves Alliant Energy for reasons other than retirement. Performance shares can be paid out in shares of Alliant Energy’s common stock, cash or a combination of cash and stock and are adjusted by a performance multiplier, which ranges from zero to 200% based on the performance criteria. Alliant Energy anticipates future payouts to be in the form of cash; therefore, performance shares were accounted for as liability awards at Dec. 31, 2006. A summary of the performance shares activity was as follows:

	2006	2005	2004
	Shares (a)	Shares (a)	Shares (a)
Nonvested shares at Jan. 1	380,168	407,680	370,693
Granted	122,166	115,604	141,417
Vested	(133,552)	--	--
Forfeited	(91,252)	(143,116)	(104,430)
Nonvested shares at Dec. 31	277,530	380,168	407,680
(a)

Share amounts represent the target number of performance shares. The actual number of shares paid out, if vested, is dependent upon actual performance and may range from zero to 200% of the number of target shares.

Information related to nonvested performance shares and their fair values at Dec. 31, 2006, by year of grant, was as follows:

	2006	2005	2004
Nonvested performance shares	89,879	83,577	104,074
Fair values of each nonvested performance share	$52.01	$49.33	$55.71

At Dec. 31, 2006, fair values of nonvested performance shares were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

In 2006, Alliant Energy paid out $6.5 million in a combination of cash and stock related to the performance shares granted in 2003. Alliant Energy did not make any payments related to performance shares during 2005 or 2004.

Restricted Stock - Restricted stock issued under the EIP consists of time-based and performance-contingent restricted stock.

Time-based restricted stock - Restriction periods vary for each issuance of time-based restricted stock and currently range from three to five years. Nonvested shares of time-based restricted stock generally become vested upon retirement, except for certain shares that were awarded for retention purposes that are forfeited upon retirement. Compensation costs related to awards granted to retirement-eligible employees are generally expensed on the date of grant. Participants’ nonvested time-based restricted stock is forfeited if the participant voluntarily leaves Alliant Energy for reasons other than retirement. The fair value of time-based restricted stock is based on the average market price at the grant date. A summary of the time-based restricted stock activity was as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares at Jan. 1	166,624	$27.11	77,285	$25.55	1,745	$28.65
Granted	45,375	29.90	104,682	28.13	81,153	25.56
Vested	(24,988)	26.40	(13,943)	26.17	(5,613)	26.72
Forfeited	(4,125)	27.85	(1,400)	26.00	--	--
Nonvested shares at Dec. 31	182,886	27.89	166,624	27.11	77,285	25.55

Performance-contingent restricted stock - Payouts of performance-contingent restricted stock grants are based on the achievement of certain performance targets (currently specified EPS growth). If performance targets are not met within the performance period, which currently ranges from two to four years, these restricted stock grants are forfeited. Nonvested shares of performance-contingent restricted stock are prorated at retirement based on time worked during the performance period and vest only if and when the performance criteria are met. Participants’ nonvested performance-contingent restricted stock is forfeited if the participant voluntarily leaves Alliant Energy for reasons other than retirement. The fair value of performance-contingent restricted stock is based on the average market price at the grant date. A summary of the performance-contingent restricted stock activity was as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value
Nonvested shares at Jan. 1	70,489	$28.04	--	$--
Granted	79,074	28.19	74,723	28.04
Vested	--	--	--	--
Forfeited	--	--	(4,234)	28.04
Nonvested shares at Dec. 31	149,563	28.12	70,489	28.04

Non-qualified Stock Options - Options granted to date under the plans were granted at the market price of the shares on the date of grant, vest over three years and expire no later than 10 years after the grant date. Options become fully vested upon retirement and remain exercisable at any time prior to their expiration date or for three years after the effective date of the retirement, whichever period is shorter. Options become fully vested upon death or disability and remain exercisable at any time prior to their expiration date or for one year after the effective date of the death or disability, whichever period is shorter. Participants’ options that are not vested are forfeited if participants leave Alliant Energy for reasons other than retirement, death or disability, and their vested options expire three months after their departure. Alliant Energy has not granted any options since 2004. The weighted average fair value of stock options granted in 2004 was $3.74 per option. The weighted average fair value was determined by using the Black-Scholes pricing model with the following assumptions: volatility of 21.6%; risk free interest rate of 3.3%; expected life of 7 years; and expected dividend yield on date of grant of 4.0%. A summary of the stock option activity was as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at Jan. 1	3,663,813	$27.08	4,478,446	$26.85	4,216,714	$26.74
Options granted	--	--	--	--	679,566	25.81
Options exercised	(1,853,927)	26.42	(410,551)	23.45	(174,975)	18.48
Options forfeited	--	--	(374,132)	28.19	(242,859)	28.16
Options expired	(41,650)	30.75	(29,950)	27.50	--	--
Outstanding at Dec. 31	1,768,236	27.70	3,663,813	27.08	4,478,446	26.85
Exercisable at Dec. 31	1,665,412	27.85	3,120,410	28.04	3,061,419	28.72

The weighted average remaining contractual term for options outstanding and exercisable at Dec. 31, 2006 was 4 years. The aggregate intrinsic value of options outstanding and exercisable at Dec. 31, 2006 was $17.8 million and $16.5 million, respectively.

A summary of the nonvested stock option activity for 2006 was as follows:

		Weighted Average
	Options	Exercise Price
Nonvested at Jan. 1	543,403	$21.60
Vested	(440,579)	20.76
Nonvested at Dec. 31	102,824	25.21

Other information related to stock option activity was as follows (in millions):

	2006	2005	2004
Cash received from stock options exercised	$49.0	$9.6	$3.2
Aggregate intrinsic value of stock options exercised	15.3	2.1	1.3
Income tax benefit from the exercise of stock options	6.2	0.8	0.5
Total fair value of stock options vested during period	1.3	3.8	4.5

In February 2007, Alliant Energy issued 0.8 million shares of new common stock and received $23.7 million in proceeds from stock options exercised.

Prior Year Pro Forma Expense - Prior to Jan. 1, 2006, Alliant Energy accounted for awards issued under its stock-based incentive compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) 25, “Accounting for Stock Issued to Employees.” Pursuant to APB 25, no stock-based compensation cost was reflected in net income in Alliant Energy’s Consolidated Statements of Income for stock options because options granted under those plans had an exercise price equal to the market price of the underlying common stock on the date of grant. If Alliant Energy had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to awards issued under these plans prior to the adoption of SFAS 123(R), the effect on net income and EPS for 2005 and 2004 would have been as follows (dollars in millions):

	2005	2004
Net income (loss), as reported	($7.7)	$145.5
Less: stock-based employee compensation expense included in
reported net income (loss), net of related tax effects	(1.8)	(2.1)
Add: stock-based employee compensation expense determined under
the fair value-based method for all awards, net of related tax effects	(2.2)	(3.8)
Pro forma net income (loss)	($8.1)	$143.8

EPS (basic):
As reported	($0.07)	$1.28
Pro forma	($0.07)	$1.27

EPS (diluted):
As reported	($0.07)	$1.28
Pro forma	($0.07)	$1.26

(7) COMMON AND PREFERRED STOCK

(a) Common Stock - A summary of Alliant Energy’s common stock activity was as follows:

	2006	2005	2004
Shares outstanding at Jan. 1	117,035,793	115,741,816	110,962,910
Share repurchase program	(2,920,400)	--	--
Equity incentive plans (Note 6(b))	1,988,051	584,322	256,128
Shareowner Direct Plan	23,155	568,657	646,366
401(k) Savings Plan	--	140,998	232,427
Public offering	--	--	3,643,985
Shares outstanding at Dec. 31	116,126,599	117,035,793	115,741,816

In August 2006, Alliant Energy announced its Board of Directors approved a plan to repurchase up to $200 million of its common stock. In February 2007, Alliant Energy announced its Board of Directors approved a plan to repurchase another $200 million of its common stock, for a total of $400 million. These authorizations expire on Dec. 31, 2007. Repurchases may be made from time-to-time on the open market, in privately-negotiated transactions and/or through accelerated share repurchases. In 2006, Alliant Energy repurchased 2.9 million shares of its common stock on the open market for $105.1 million. In February 2007, Alliant Energy repurchased 1.3 million shares of its common stock on the open market for $55.4 million. At Feb. 28, 2007, Alliant Energy had authority to repurchase an additional $239.5 million during the remainder of 2007 under the plan approved by its Board of Directors in February 2007. In 2004, Alliant Energy entered into a sales agreement with Cantor Fitzgerald & Co., under which Alliant Energy could sell from time to time up to 7.5 million shares of its common stock. Under this sales agreement, Alliant Energy issued 3.6 million shares of new common stock in 2004 and received $90 million in net proceeds. At Dec. 31, 2006, Alliant Energy had a total of 8.2 million shares available for issuance in the aggregate, pursuant to its EIP, Shareowner Direct Plan and 401(k) Savings Plan.

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

Alliant Energy is a holding company with no significant operations of its own therefore Alliant Energy is dependent upon receiving dividends from its subsidiaries to pay dividends to its shareowners. IPL and WPL each have dividend payment restrictions based on the terms of their outstanding preferred stock and state regulatory limitations applicable to them. In addition, IPL has dividend payment restrictions based on its bond indentures. In its July 2005 rate order, the PSCW stated WPL may not pay annual common stock dividends, including pass-through of subsidiary dividends, in excess of $92 million to Alliant Energy if WPL’s actual average common equity ratio, on a financial basis, is or will fall below the test year authorized level of 53.14%. WPL’s dividends are also restricted to the extent that such dividend would reduce the common stock equity ratio to less than 25%. In accordance with the IUB order authorizing the IPL merger, IPL must inform the IUB if its common equity ratio falls below 42% of total capitalization. At Dec. 31, 2006, IPL and WPL were in compliance with all such dividend restrictions. In its January 2007 rate order, the PSCW stated WPL may not pay annual common stock dividends, including pass-through of subsidiary dividends, in excess of $91 million to Alliant Energy if WPL’s actual average common equity ratio, on a financial basis, is or will fall below the test year authorized level of 51.0%.

(b) Preferred Stock - The fair value of Alliant Energy’s cumulative preferred stock of subsidiaries, based upon the market yield of similar securities and quoted market prices, at Dec. 31, 2006 and 2005 was $283 million ($229 million at IPL and $54 million at WPL) and $295 million ($241 million at IPL and $54 million at WPL), respectively. Information related to the carrying value of Alliant Energy’s cumulative preferred stock of subsidiaries, net (none are mandatorily redeemable) at Dec. 31 was as follows (in millions):

Liquidation Preference/	Authorized	Shares
Stated Value	Shares	Outstanding	Series	Redemption	2006	2005
$25	(a)	6,000,000	8.375%	On or after March 15, 2013	$150.0	$150.0
$25	(a)	1,600,000	7.10%	On or after Sep. 15, 2008	40.0	40.0
$100	(b)	449,765	4.40% - 6.20%	Any time	45.0	45.0
$25	(b)	599,460	6.50%	Any time	15.0	15.0
					250.0	250.0
Less: discount					(6.2)	(6.2)
					$243.8	$243.8

(a)	IPL has 16,000,000 authorized shares in total.
(b)	WPL has 3,750,000 authorized shares in total.

(8) DEBT

(a) Short-Term Debt - Alliant Energy and its subsidiaries maintain committed bank lines of credit to provide short-term borrowing flexibility and security for commercial paper outstanding. At Dec. 31, 2006, Alliant Energy’s short-term borrowing arrangements included three revolving credit facilities totaling $650 million ($100 million for Alliant Energy at the parent company level, $300 million for IPL and $250 million for WPL) which expire in November 2011. Information regarding commercial paper and other short-term debt issued under these facilities was as follows (dollars in millions):

	Alliant Energy		IPL		WPL
	2006	2005	2006	2005	2006	2005
At Dec. 31:
Commercial paper outstanding	$178.8	$263.0	$43.9	$169.5	$134.9	$93.5
Average interest rates - commercial paper	5.4%	4.4%	5.4%	4.4%	5.4%	4.4%

For the year ended:
Average amount of total short-term debt
(based on daily outstanding balances)	$111.7	$47.9	$34.5	$29.5	$77.2	$18.4
Average interest rates - total short-term debt	5.1%	3.5%	5.1%	3.5%	5.1%	3.4%

(b) Long-Term Debt - Substantially all of IPL’s utility plant is pledged as collateral under one or more of several outstanding indentures. These indentures secure IPL’s Collateral Trust and First Mortgage Bonds ($130 million of such bonds were outstanding at Dec. 31, 2006). The borrowings supported by the credit facility of Alliant Energy Neenah, LLC, Resources’ wholly-owned subsidiary, are secured by its Neenah generating facility and related assets. The senior secured notes issued by Sheboygan Power, LLC, Resources’ wholly-owned subsidiary, are secured by SFEF and related assets. IPL, WPL and Resources also maintain indentures related to the issuance of unsecured debt securities.

Alliant Energy has certain issuances of long-term debt that contain optional redemption provisions which, if elected by Alliant Energy, could require material redemption premium payments by Alliant Energy. The redemption premium payments under these optional redemption provisions are variable and dependent on applicable treasury rates at the time of redemption. At Dec. 31, 2006, the debt issuances that contained these optional redemption provisions included IPL’s senior debentures due 2011 through 2034, WPL’s debentures due 2034, Corporate Services’ senior notes due 2008 and Sheboygan Power, LLC’s senior secured notes due 2007 to 2024.

At Dec. 31, 2006, Corporate Services’ senior notes due 2008 contained covenants that require all of the following: i) Alliant Energy’s consolidated net worth to be at least $1.2 billion, ii) Alliant Energy’s consolidated debt-to-capital ratio to be no more than 70%, and iii) Alliant Energy’s consolidated interest coverage ratio to be at least 2.0x. At Dec. 31, 2006, Alliant Energy was in compliance with these covenants.

In 2006, 2005 and 2004, Resources completed the following debt retirements, and incurred pre-tax debt repayment premiums and charges for unamortized debt expenses related to these debt retirements that are recorded in “Loss on early extinguishment of debt” in Alliant Energy’s Consolidated Statements of Income, as follows (dollars in millions):

				Loss on Early
Debt Issuance	Principal Retired			Extinguishment of Debt
	2006	2005	2004	2006	2005	2004
9.75% senior notes due 2013	$275.0	$--	$10.0	$80.2	$--	$3.7
7% senior notes due 2011	83.0	175.0	24.5	10.6	24.6	4.0
7.375% senior notes due 2009	--	204.0	7.0	--	29.8	1.2
	$358.0	$379.0	$41.5	$90.8	$54.4	$8.9

In December 2006, Alliant Energy’s wholly-owned New Zealand subsidiary, AENZ, retired its NZ$100 million, 6.765% non-recourse redeemable preference shares due 2007 with proceeds from the issuance of short-term debt. Refer to Note 9(b) for discussion of the sale of AENZ to Infratil Ltd. (Infratil) in late December 2006. Under the sales agreement, Infratil assumed the obligations for AENZ’s NZ$140 million, 6.844% non-recourse redeemable preference shares due 2008 and short-term debt issued in December 2006.

In October 2006, IPL repaid at maturity its $60 million, 7.25% collateral trust bonds with proceeds from the issuance of short-term debt. In March 2006, WPL issued $39.1 million of unsecured variable rate pollution control revenue bonds due 2014 through 2015 and used the proceeds in April 2006 to retire its remaining $39.1 million of first mortgage bonds due 2014 through 2015.

At Dec. 31, 2006, Alliant Energy’s debt maturities for 2007 to 2011 were $195 million, $197 million, $147 million, $114 million and $201 million, respectively. Depending upon market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities, the issuance of short-term debt and/or retired utilizing the proceeds from asset divestitures. Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on the exchangeable senior notes issued by Resources. No Alliant Energy subsidiaries are guarantors of Resources’ debt securities. Alliant Energy does not have any intercompany debt cross-collateralizations or intercompany debt guarantees. At Dec. 31, 2006, there were no significant sinking fund requirements related to the long-term term debt on Alliant Energy’s Consolidated Balance Sheets.

The carrying value of Alliant Energy’s long-term debt (including current maturities and variable rate demand bonds) at Dec. 31, 2006 and 2005 was $1.5 billion and $2.1 billion, respectively. The fair value, based upon the market yield of similar securities and quoted market prices, at Dec. 31, 2006 and 2005 was $1.7 billion and $2.5 billion, respectively. Amortization related to the discount on long-term debt was $0.6 million, $2.0 million and $1.1 million in 2006, 2005 and 2004, respectively. Alliant Energy’s unamortized debt issuance costs recorded in “Deferred charges and other” on the Consolidated Balance Sheets were $11 million and $18 million at Dec. 31, 2006 and 2005, respectively.

At Dec. 31, 2006, the carrying amount of the debt component of Resources’ 2.5% exchangeable senior notes was $38.3 million, consisting of the par value of $402.5 million, less unamortized debt discount of $364.2 million. Resources accounted for the net proceeds from the issuance of the notes as two separate components, a debt component and an embedded derivative component. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” Alliant Energy determined the initial carrying value of the debt component by subtracting the fair value of the derivative component from the net proceeds realized from the issuance of the exchangeable senior notes. This resulted in a very low initial carrying amount of the debt component and interest expense at an effective rate of 26.8% of the carrying amount of the debt component. For 2006, interest expense on the notes was $10 million. Interest expense in excess of interest payments is recorded as an increase to the carrying amount of the debt component and will result in gradual increases to the carrying amount until it reaches the par value of $402.5 million in 2030. Interest expense on the debt component of the notes will be $10 million in 2007, 2008 and 2009, but this will increase over the term of the debt instrument culminating with interest expense of approximately $95 million in the 12 months prior to maturity in February 2030. The derivative component of these notes no longer exists as a result of McLeodUSA, Inc.’s bankruptcy in 2005 as the exchangeable senior notes included a repayment feature based on the value of McLeodUSA, Inc. common stock.

(9) INVESTMENTS

(a) Unconsolidated Equity Investments - Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting are as follows (dollars in millions):

	Ownership	Carrying Value
	Interest at	at Dec. 31,		Equity (Income) / Loss
	Dec. 31, 2006	2006	2005	2006	2005	2004
ATC (a)	18%	$166	$152	($24)	($21)	($19)
Wisconsin River Power Company	50%	9	10	(3)	(5)	(6)
TrustPower Ltd. (TrustPower) (b)	--	--	88	(14)	(14)	(11)
Brazil (c)	--	--	72	(3)	(36)	(17)
Kaufman and Broad NexGen LLC (d)	--	--	--	--	18	19
Nuclear Management Co., LLC (NMC) (e)	--	--	4	--	--	--
Other	Various	5	3	(2)	(2)	--
		$180	$329	($46)	($60)	($34)

(a)	Alliant Energy has the ability to exercise significant influence over ATC’s financial and operating policies through its participation on ATC’s Board of Directors.
(b)

In December 2006, Alliant Energy completed the sale of its interest in AENZ, which owned its TrustPower investment. In addition to the equity income shown above, Alliant Energy recorded a gain on the sale of AENZ discussed in more detail in Note 9(b) below.

(c)

In January 2006, Alliant Energy completed the sale of all of its Brazil investments. In addition to the equity income shown above, Alliant Energy recorded asset valuation charges discussed in more detail in Note 9(b) below.

(d)

Investment in a synthetic fuel processing facility that was sold in the fourth quarter of 2005. The synthetic fuel project generated equity losses which were more than offset by tax credits and the tax benefit of the losses generated.

(e)	As a result of the sale of DAEC in January 2006, Alliant Energy no longer owns an interest in NMC.

Summary financial information from the financial statements of these investments is as follows (in millions). For investments sold during a given year, including New Zealand in December 2006, the income statement amounts are calculated based on the percentage of the year that the investment was owned by Alliant Energy and there are no balance sheet amounts reported as of Dec. 31 in the year of sale.

Total - All investments:	2006	2005	2004
Operating revenues	$848	$2,106	$1,936
Operating income	284	399	295
Net income	199	121	45
As of Dec. 31:
Current assets	53	572
Non-current assets	1,920	3,517
Current liabilities	323	744
Non-current liabilities	782	1,602
Minority interest	--	257

TrustPower:	2006	2005	2004
Operating revenues	$423	$476	$383
Operating income	111	109	86
Net income	62	56	43
As of Dec. 31:
Current assets	--	94
Non-current assets	--	884
Current liabilities	--	70
Non-current liabilities	--	305

Brazil:	2005	2004
Income statement:
Operating revenues	$609	$445
Purchased power expenses	258	201
Depreciation and amortization expenses	26	20
Other operating expenses	166	120
Operating income	159	104
Interest expense	125	86
Interest income	(22)	(14)
Other (income) and deductions	7	14
Income before income taxes	49	18
Income tax expense	24	11
Net income	$25	$7

Balance sheet as of Dec. 31:
Accounts receivable	$158
Other current assets	184
Total current assets	$342

Property, plant and equipment	$734
Other non-current assets	287
Total non-current assets	$1,021

Current debt	$272
Other current liabilities	146
Total current liabilities	$418

Long-term debt	$288
Other long-term liabilities	235
Total long-term liabilities	$523

Minority interest	$257

Cash flows from (used for):
Operating activities	$105	$72
Investing activities	15	(1)
Financing activities	(78)	(62)

Refer to Note 21 for information regarding related party transactions with ATC and NMC.

(b) Investments in Foreign Entities - The geographic concentration of Alliant Energy’s unconsolidated foreign investments at Dec. 31 was as follows (in millions):

	New Zealand	Brazil	Total
Dec. 31, 2006	$--	$--	$--
Dec. 31, 2005	$116.4	$72.2	$188.6

New Zealand - At Dec. 31, 2005, Resources’ investments included a 23.8% ownership interest in TrustPower, a hydro and wind generation utility company, and a 5.0% ownership interest in Infratil, an infrastructure development company. In December 2006, Alliant Energy completed the sale of its interest in AENZ, which held Alliant Energy’s investments in New Zealand, to Infratil for a purchase price of NZ$445 million (US$314 million based on exchange rates at Dec. 31, 2006). After closing costs, the repayment of an intercompany loan with AENZ and post-closing adjustments, Alliant Energy realized net proceeds of US$186 million from the sale. Upon completion of the sale, Alliant Energy removed from its Consolidated Balance Sheet the carrying value of AENZ’s assets and liabilities and realized a pre-tax gain of $254 million (after-tax gain of $150 million or $1.28 per share) which is recorded in “Gain on sale of Alliant Energy New Zealand Ltd. stock” in Alliant Energy’s Consolidated Statements of Income. The pre-tax gain was based upon the net proceeds received of $186 million plus the value of the intercompany loan of $100 million less Alliant Energy’s carrying value of AENZ of $32 million. At the date of the sale, AENZ’s balance sheet was as follows (in millions of US$; Accumulated other comprehensive income (AOCI)):

Assets:		Capitalization and Liabilities:
Investment in TrustPower	$100	Common equity (excluding AOCI)	$32
Investment in Infratil	33	AOCI	27
Intercompany loan receivable	100	Redeemable preference shares, 6.844%, due 2008	99
Other	8	Short-term debt	74
	$241	Other	9
			$241

Refer to Note 8(b) for discussion of the NZ$100 million, 6.765% redeemable preference shares due 2007 retired by AENZ in December 2006 and the assumption by Infratil of AENZ’s obligations for the NZ$140 million, 6.844% redeemable preference shares due 2008 and short-term debt under the sale agreement.

Brazil - As of Dec. 31, 2005, Resources held a non-controlling interest in five Brazilian electric utility companies and a natural gas-fired generating facility through several investments accounted for under the equity method of accounting. In January 2006, Alliant Energy completed the sale of all of its Brazil investments and received net proceeds of $150 million (after transaction costs), which it used for debt reduction at Resources. Upon completion of the sale, Alliant Energy removed from its Consolidated Balance Sheet the carrying amount of various assets and liabilities related to the sale, including $79 million of Brazil investments from “Investments in unconsolidated foreign entities,” $13 million of non-refundable deposits received by Alliant Energy as a result of an arbitration dispute from “Current liabilities - other” and $89 million of pre-tax foreign currency translation losses directly associated with its Brazil investments from “Accumulated other comprehensive loss.” At the date of the sale, the carrying value of these assets and liabilities, which included the effects of equity earnings recorded in January 2006, exceeded the net proceeds by $4.8 million, resulting in a pre-tax loss on the sale recorded in “Interest income and other” in Alliant Energy’s Consolidated Statement of Income in 2006.

In 2005, Alliant Energy recorded pre-tax, non-cash asset valuation charges related to its Brazilian investments of $334 million (after-tax charges of $202 million, or $1.73 per share) in “Asset valuation charges - Brazil investments” on Alliant Energy’s Consolidated Statements of Income. In accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock,” Alliant Energy recorded pre-tax asset valuation charges of $242 million ($96 million in the second quarter, $40 million in the third quarter and $106 million in the fourth quarter) during 2005 as a result of declines in the fair value of these Brazil investments that were determined to be other than temporary.

Alliant Energy estimated the fair value of its Brazil investments at the end of the first three quarters of 2005 by using a combination of market value indicators and the expected discounted future U.S. dollar cash flows converted to the local functional currency at the foreign currency exchange rate at the end of each respective quarter. Prior to the second quarter of 2005, Alliant Energy had focused its efforts to improve the profitability of its Brazil investments through equity and/or debt restructurings. Because those restructuring efforts had not been successful, in the second quarter of 2005, Alliant Energy undertook a review of its strategic alternatives with respect to its Brazil investments. As a result of this review, Alliant Energy determined that a sale of the Brazil investments was a potential outcome. In addition, as part of such review, Alliant Energy received from its financial advisors an evaluation of its Brazil investments assuming the completion of different strategic alternatives. Such analysis was based on financial and operational projections for the investments that Alliant Energy had received from its Brazilian partner during the quarter. As a result of these second quarter actions and a change in the spread between foreign currency exchange rate at the end of the second quarter and both past and projected future rates, Alliant Energy lowered its valuation for its Brazil investments and recorded the asset valuation charge in the second quarter of 2005.

Alliant Energy also incurred a charge in the third quarter of 2005 with respect to its Brazil investments. This asset valuation charge resulted significantly from the impact of a change in the spread between the foreign currency exchange rate at the end of the quarter and both past and projected future rates and an increase in debt levels at the Brazil investment level during the quarter that reduced the equity value of the Brazil investments to Alliant Energy.

In December 2005, Alliant Energy received an indication of interest from a Brazilian investor to acquire all of Alliant Energy’s investments in Brazil. Alliant Energy evaluated this offer as well as other various strategic alternatives with respect to its Brazil investments. Considering the impact of an arbitration ruling and other regulatory agency actions pending, and the degradation in the relationship with its Brazilian partner, Alliant Energy concluded that a complete sale of its Brazil investments would be its most attractive alternative available. Negotiations followed culminating in Alliant Energy signing a definitive sale agreement in January 2006. The pre-tax asset valuation charge of $106 million recorded in the fourth quarter of 2005 was based on the terms of the sale agreement. In accordance with Emerging Issues Task Force (EITF) Issue 01-5, “Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed Of,” Alliant Energy also recorded an additional pre-tax asset valuation charge in the fourth quarter of 2005 of $92 million related to the pre-tax cumulative foreign currency translation losses associated with its Brazil investments (after-tax amount of $61 million is recorded in “Accumulated other comprehensive loss” on Alliant Energy’s Consolidated Balance Sheet at Dec. 31, 2005).

(c) Cash Surrender Value of Life Insurance Policies - Alliant Energy, IPL and WPL have various life insurance policies that cover certain key employees and directors. At Dec. 31, the cash surrender value of these investments was as follows (in millions):

	Alliant Energy		IPL		WPL
	2006	2005	2006	2005	2006	2005
Cash surrender value	$42.7	$39.5	$13.3	$12.2	$12.1	$11.2

(d) Nuclear Decommissioning Trust Funds - Refer to Note 18 for discussion of IPL’s nuclear decommissioning trust funds which were transferred to FPL Energy in January 2006 with the sale of IPL’s interest in DAEC and as a result are reported as “Assets held for sale” on Alliant Energy’s and IPL’s Consolidated Balance Sheet as of Dec. 31, 2005. At Dec. 31, 2005, WPL held $23 million of non-qualified nuclear decommissioning trust funds which were excluded from the Kewaunee sale agreement and as a result are reported as “Other Investments” on Alliant Energy’s and WPL’s Consolidated Balance Sheet. In 2006, WPL liquidated its remaining nuclear decommissioning trust funds and used the proceeds to provide a refund to its wholesale customers. In 2005 and 2004, WPL’s non-qualified nuclear decommissioning trust funds realized pre-tax gains (losses) from the sales of securities of $23 million and ($3) million, respectively (cost of the investments based on specific identification was $110 million and $14 million and pre-tax proceeds from the sales were $133 million and $11 million, respectively).

(e) Other Investments - Information relating to various equity investments held by Alliant Energy at Dec. 31 that are marked-to-market each reporting period as a result of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” was as follows (in millions):

	2006		2005
	Carrying/Fair	Unrealized Gains,	Carrying/Fair	Unrealized Gains,
	Value	Net of Tax	Value	Net of Tax
Available-for-sale securities:
Infratil	$--	$--	$28.2	$10.4
Other	5.1	0.7	7.7	2.4
Trading securities	--	N/A	1.7	N/A

In 2004, Alliant Energy realized pre-tax gains of $3.6 million from sales of available-for-sale securities (cost of the investments based on specific identification was $1.7 million and proceeds from the sales were $5.3 million). Refer to Note 9(b) for discussion of Alliant Energy’s sale of its investments in Infratil in December 2006.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of Alliant Energy’s current assets and current liabilities approximates fair value because of the short maturity of such financial instruments. Refer to Notes 7(b), 8(b) and 11(a) for information regarding the fair values of preferred stock, long-term debt and derivatives, respectively. Since IPL and WPL are subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of their financial instruments may not be realized by Alliant Energy.

(11) DERIVATIVE FINANCIAL INSTRUMENTS

(a) Accounting for Derivative Instruments and Hedging Activities - Alliant Energy records derivative instruments at fair value on the balance sheet as assets or liabilities. IPL and WPL generally record changes in the derivatives’ fair values with offsets to regulatory assets or liabilities, based on the fuel and natural gas cost recovery mechanisms in place, as well as other specific regulatory authorizations. At Dec. 31, 2006 and 2005, current derivative assets were included in “Other current assets,” non-current derivative assets were included in “Deferred charges and other,” current derivative liabilities were included in “Current derivative liabilities” and non-current derivative liabilities were included in “Other long-term liabilities and deferred credits” on the Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	2006	2005	2006	2005	2006	2005
Current derivative assets	$7.2	$20.6	$1.0	$7.8	$6.2	$12.7
Non-current derivative assets	1.7	9.7	0.5	4.2	0.4	4.4
Current derivative liabilities	88.0	24.2	41.1	5.2	44.4	19.0
Non-current derivative liabilities	4.3	3.0	2.2	1.5	2.1	1.5

IPL and WPL have entered into several purchase contracts to supply fixed-price natural gas for their respective natural gas-fired electric generating facilities. Significant decreases in natural gas prices in 2006 have changed the fair value of these contracts and resulted in decreases in derivative assets and increases in derivative liabilities. As a result of changes in the fair value of these contracts, the counterparties to these contracts have required IPL and WPL to provide $27 million and $22 million of cash collateral, respectively, which are primarily recorded in “Other accounts receivable” on the respective Consolidated Balance Sheets as of Dec. 31, 2006.

Cash Flow Hedging Instruments - Alliant Energy has certain derivative instruments designated as cash flow hedging instruments including interest rate swaps to mitigate risk from changes in interest rates associated with the variable rate long-term debt supported by the credit facility of Alliant Energy Neenah, LLC, Resources’ wholly-owned subsidiary. In 2006 and 2005, no amounts were recognized relating to the amount of hedge ineffectiveness in accordance with SFAS 133. In 2006 and 2005, Alliant Energy did not exclude any components of the derivative instruments’ gain or loss from the assessment of hedge effectiveness and Alliant Energy reclassified net losses of $0.4 million and $0.8 million, respectively, into earnings as a result of the discontinuance of hedges. Alliant Energy estimates that an insignificant amount will be reclassified from accumulated other comprehensive loss into earnings in 2007 as the hedged transactions affect earnings.

Other Derivatives Not Designated in Hedge Relationships - Alliant Energy’s other derivatives not designated in hedge relationships during 2006 and/or 2005 included electric, coal and gas contracts entered into by IPL and WPL. Electric contracts were used to manage utility energy costs during supply/demand imbalances. Coal and gas contracts were used to manage the price of anticipated purchases and sales.

In May 2006 and November 2006, Alliant Energy entered into foreign exchange collars with notional amounts of $175 million New Zealand dollars and $75 million New Zealand dollars, respectively, to mitigate a portion of the exchange rate risk associated with its New Zealand investments. The foreign exchange collars expired in December 2006 and resulted in a pre-tax loss of $15 million, which was recorded in “Interest income and other” in Alliant Energy’s Consolidated Statement of Income in 2006.

(b) Weather Derivatives - Alliant Energy uses weather derivatives to reduce the impact of weather volatility on its electric and natural gas sales volumes. These weather derivatives are accounted for using the intrinsic value method. Any premiums paid related to the weather derivative agreements are expensed over each respective contract period. Alliant Energy’s ratepayers do not pay any of the premiums nor do they share in the gains/losses realized from these weather derivatives. Information relating to the electric and gas weather derivatives was as follows (in millions):

	Alliant Energy			IPL			WPL
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Gains (losses):
Electric utility operating revenues	($4.5)	($9.0)	$--	($3.1)	($5.5)	$--	($1.4)	($3.5)	$--
Gas utility operating revenues	7.4	(1.9)	(0.2)	3.6	(0.9)	(0.2)	3.8	(1.0)	--
Settlements (paid to) / received from
counterparties, net	(2.0)	(8.4)	--	(2.3)	(5.3)	--	0.3	(3.1)	--
Premiums expensed	0.7	2.0	1.7	0.4	0.9	0.7	0.3	1.1	1.0
Premiums paid to counterparties	1.0	1.1	1.9	0.5	0.6	0.7	0.5	0.5	1.2

In 2006, IPL and WPL each entered into separate non-exchange traded swap agreements based on heating degree days (HDD) measured in Cedar Rapids and Madison, respectively, to reduce the impact of weather volatility on IPL’s and WPL’s margins for the period Nov. 1, 2006 to March 31, 2007. The actual HDD for November 2006 and December 2006 were lower than those specified in the contracts resulting in Alliant Energy receiving from the counterparty the maximum amount under the agreements of $3.6 million ($2.2 million for IPL and $1.4 million for WPL) in January 2007. In addition, Alliant Energy will receive/pay up to $5.4 million ($3.2 million for IPL and $2.2 million for WPL) from/to the counterparty in the second quarter of 2007 if actual HDD for January 2007 through March 2007 are less/greater than the HDD specified in the contracts.

In 2006, Corporate Services, as agent for IPL and WPL, entered into separate non-exchange traded swap agreements based on cooling degree days (CDD) measured in Chicago to reduce the impact of weather volatility on IPL’s and WPL’s electric margins for the period June 1, 2006 to Aug. 31, 2006. The actual CDD during this period were higher than those specified in the contracts resulting in Alliant Energy paying the counterparty the maximum amount under the agreements of $9 million ($6.1 million for IPL and $2.9 million for WPL) in 2006.

In 2005, Corporate Services, as agent for IPL and WPL, and WPL on behalf of itself, entered into a combination of put options and non-exchange traded swap agreements based on HDD measured in Chicago to reduce the impact of weather volatility on IPL’s and WPL’s margins for the period Nov. 1, 2005 to March 31, 2006. The actual HDD during this period were lower than those specified in the contracts resulting in Alliant Energy receiving payments from the counterparty of $7.0 million ($3.8 million for IPL and $3.2 million for WPL) in 2006.

In 2005, IPL and WPL each entered into separate non-exchange traded swap agreements based on CDD measured in Chicago to reduce the impact of weather volatility on their respective electric margins for the period June 1, 2005 to Aug. 31, 2005. The actual CDD during this period were higher than those specified in the contracts resulting in Alliant Energy paying the counterparty the maximum amount under the agreements of $9 million ($5.5 million for IPL and $3.5 million for WPL) in 2005.

In 2004, Corporate Services, as agent for IPL and WPL, entered into non-exchange traded options based on HDD measured in Chicago in which Corporate Services had the right to receive payment from the counterparty if actual HDD were less than the HDD specified in the contract.

(12) COMMITMENTS AND CONTINGENCIES

(a) Construction and Acquisition Expenditures - Alliant Energy has made certain commitments in connection with its 2007 capital expenditures.

(b) Purchase Obligations - Alliant Energy, through its subsidiaries Corporate Services, IPL and WPL, has entered into commodity supply, transportation and storage contracts. Certain purchased power contracts are considered operating leases and are therefore not included here, but are included in Note 3(a). The natural gas supply and purchased power contracts are either fixed price in nature or market-based. Most of the coal supply contracts are fixed price, however some of the recent contracts are index-based. Nearly all of the coal transportation contracts are index-based. Alliant Energy expects to supplement its coal and natural gas supplies with spot market purchases as needed. The table includes commitments for “take-or-pay” contracts which result in dollar commitments with no associated tons or dekatherms (Dths). At Dec. 31, 2006, Alliant Energy’s minimum commitments related to its utility business were as follows (dollars and Dths in millions; MWhs and tons in thousands):

	Purchased Power		Coal		Natural Gas
	Dollars	MWhs	Dollars	Tons	Dollars	Dths
2007	$347.4	6,965	$123.9	11,697	$130.0	12
2008	345.1	6,740	88.2	8,240	41.5	--
2009	259.6	5,099	72.2	5,974	36.3	--
2010	263.1	5,269	43.3	2,856	30.6	--
2011	247.2	5,098	28.9	1,364	21.3	--
Thereafter	580.3	10,918	42.6	496	86.1	--
	$2,042.7	40,089	$399.1	30,627	$345.8	12

Also, at Dec. 31, 2006, Alliant Energy’s other purchase obligations, which represent individual commitments incurred during the normal course of business which exceeded $1.0 million at Dec. 31, 2006, were $23 million for 2007 and $1 million for each of 2008 and 2009. This excludes lease obligations which are included in Note 3. The amounts related to IPL’s DAEC and WPL’s Kewaunee PPAs are included in the above table. Refer to Note 18 for details on IPL’s DAEC PPA.

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

(d) Guarantees and Indemnifications - Alliant Energy provided indemnifications associated with various sales of its non-regulated and utility businesses/assets for losses resulting from potential breach of the representations and warranties made by Alliant Energy on the sale dates and for the breach of its obligations under the sale agreements. Alliant Energy believes the likelihood of having to make any material cash payments under these indemnifications is remote. Alliant Energy has not recorded any material liabilities related to these indemnifications as of Dec. 31, 2006. The terms of the indemnifications provided by Alliant Energy at Dec. 31, 2006 for the various sales were generally as follows (in millions):

Businesses/Assets Sold	Disposal Date	Maximum Limit	Expiration Date
Australia	Second quarter of 2003	$67 (a)	October 2007
Oil gathering pipeline system	Fourth quarter of 2005	None identified	None identified
Synfuel	Fourth quarter of 2005	33 (b)	None identified
Three generating facilities in China	First quarter of 2006	37	February 2009
DAEC	First quarter of 2006	30 (c)	January 2009
Brazil	First quarter of 2006	10	January 2011
Gas gathering pipeline systems	Second quarter of 2006	None identified	None identified
Water utility in South Beloit, Illinois	Third quarter of 2006	1 (d)	July 2008
New Zealand	Fourth quarter of 2006	295 (a)(e)	March 2012
Steam turbine equipment	Fourth quarter of 2006	5	December 2007

(a)	Based on exchange rates at Dec. 31, 2006
(b)	Amount will increase in future periods based on qualifications of tax credits earned by buyer through 2007
(c)	Indemnification provided by IPL
(d)	Indemnification provided by WPL
(e)	Indemnification is limited to $295 million until December 2007 and will then be reduced to $147 million until March 2012

WPL also issued an indemnity to the buyer of Kewaunee to cover certain potential costs the buyer may incur related to the outage at Kewaunee in 2005. At Dec. 31, 2006, WPL had a $4 million obligation recognized related to this indemnity, which represents WPL’s remaining maximum exposure.

Alliant Energy also continues to guarantee the abandonment obligations of WPC under the Point Arguello partnership agreements. As of Dec. 31, 2006, the guarantee does not include a maximum limit, but is currently estimated at $7 million, which is the present value of the abandonment liability. Alliant Energy believes that no payments will be made under this guarantee.

In 2005, Alliant Energy made a $4.1 million payment under its guarantee outstanding to support a third-party financing arrangement related to its biomass facility. Refer to Note 3(a) for discussion of Alliant Energy’s residual value guarantees of its synthetic leases.

(e) Environmental Liabilities - Alliant Energy, IPL and WPL had recorded the following environmental liabilities at Dec. 31 (in millions; MGP=Manufactured Gas Plants):

	Alliant Energy		IPL		WPL
	2006	2005	2006	2005	2006	2005
MGP sites	$44.3	$42.4	$38.6	$36.7	$5.7	$5.7
Other	0.1	1.9	--	1.1	--	0.7
	$44.4	$44.3	$38.6	$37.8	$5.7	$6.4

MGP Sites - IPL and WPL have current or previous ownership interests in 43 and 14 sites, respectively, previously associated with the production of gas for which they may be liable for investigation, remediation and monitoring costs relating to the sites. Under the sale agreement entered into by IPL to sell its Illinois electric distribution and gas properties, the buyer has assumed responsibility for two of IPL’s MGP sites effective February 2007. IPL and WPL have received letters from state environmental agencies requiring no further action at seven and six sites, respectively. Additionally, IPL has met state environmental agency expectations at four additional sites requiring no further action for soil remediation. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sites in order to protect public health and the environment.

IPL and WPL record environmental liabilities based upon periodic studies, most recently updated in the third quarter of 2006, related to the MGP sites. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures made and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their fair value. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of Alliant Energy’s sites to be $35 million ($30 million for IPL and $5 million for WPL) to $58 million ($51 million for IPL and $7 million for WPL).

Under the current rate making treatment approved by the PSCW, the MGP expenditures of WPL, net of any insurance proceeds, are deferred and collected from gas customers over a five-year period after new rates are implemented. The Minnesota Public Utilities Commission (MPUC) also allows the deferral of MGP-related costs applicable to the Minnesota sites and IPL has been successful in obtaining approval to recover such costs in rates in Minnesota. The IUB has permitted utilities to recover prudently incurred costs by allowing a representative level of MGP costs in rate cases. Regulatory assets have been recorded by IPL and WPL, which reflect the probable future rate recovery, where applicable. Considering the current rate treatment, and assuming no material change therein, IPL and WPL believe that the clean-up costs incurred for these MGP sites will not have a material adverse effect on their respective financial condition or results of operations. Settlement has been reached with all of IPL’s and WPL’s insurance carriers regarding reimbursement for their MGP-related costs and such amounts have been accounted for as directed by the applicable regulatory jurisdiction.

Clean Air Interstate Rule (CAIR) and Clean Air Mercury Rule (CAMR) - In 2005, the EPA finalized CAIR and CAMR, which both may require emission control upgrades to existing electric generating units with greater than 25 MW capacity. CAIR will cap emissions of SO2 and nitrogen oxides (NOx) in 28 states (including Iowa, Wisconsin and Minnesota) in the eastern U.S. and, when fully implemented, reduce SO2 and NOx emissions in these states by over 70% and 60% from 2003 levels, respectively. CAMR will reduce U.S. utility (including IPL and WPL) mercury emissions by approximately 70% when fully implemented. Alliant Energy believes that future capital investments and/or modifications to comply with these rules will be significant.

(f) Credit Risk - IPL and WPL serve a diversified base of residential, commercial, industrial and wholesale customers and did not have any significant concentrations of credit risk. In addition, Alliant Energy and its subsidiaries have limited credit exposure from non-performance of contractual obligations by its counterparties. Alliant Energy maintains credit risk oversight and sets limits and policies with regards to its counterparties, which management believes minimizes its overall credit risk exposure. However, there is no assurance that such policies will protect Alliant Energy against all losses from non-performance by counterparties.

(g) Mixed Service Costs Tax Deduction - In 2002, IPL filed with the Internal Revenue Service (IRS) for a change in method of accounting for tax purposes for 1987 through 2001 that would allow a current deduction related to mixed service costs. IPL had previously capitalized and depreciated such costs for tax purposes over the appropriate tax lives. In 2005, the IRS issued a revenue ruling which would effectively disallow a significant portion of the deduction initially claimed. The IRS is currently challenging, in its ongoing audit, Alliant Energy’s treatment of mixed service costs prior to 2005. In 2005, IPL made an advance payment of $42 million to the IRS to mitigate any interest expense it may incur should its deductions not prevail with the IRS. Alliant Energy currently expects resolution of this issue in 2007.

(h) Collective Bargaining Agreements - At Dec. 31, 2006, employees covered by collective bargaining agreements represented 52%, 81% and 93% of total employees of Alliant Energy, IPL and WPL, respectively. In May 2007, WPL’s collective bargaining agreement with International Brotherhood of Electrical Workers (IBEW) Local 965 expires representing 25% and 93% of total employees of Alliant Energy and WPL, respectively. While negotiations to renew the contract with IBEW Local 965 are underway, Alliant Energy and WPL are currently unable to predict the outcome.

(13) JOINTLY-OWNED ELECTRIC UTILITY PLANT

Under joint ownership agreements with other utilities, IPL and WPL have undivided ownership interests in jointly-owned electric generating facilities. IPL also has joint ownership agreements related to transmission facilities. Refer to Note 22 for discussion of IPL’s proposed sale of its electric transmission assets. Each of the respective owners is responsible for the financing of its portion of the construction costs. Kilowatt-hour generation and operating expenses are divided on the same basis as ownership with each owner reflecting its respective costs in its Consolidated Statements of Income. Refer to Note 1(b) for further discussion of cost of removal obligations. Information relative to IPL’s and WPL’s ownership interest in these facilities at Dec. 31, 2006 was as follows (dollars in millions):

						Cost of
						Removal
						Obligations
				Accumulated	Construction	Included in
	Fuel	Ownership	Plant in	Provision for	Work in	Regulatory
	Type	Interest %	Service	Depreciation	Progress	Liabilities
IPL
Ottumwa	Coal	48.0	$208.1	$102.8	$10.9	$14.1
Neal Unit 4	Coal	25.7	96.8	55.9	0.1	9.8
Neal Unit 3	Coal	28.0	72.9	38.5	0.5	4.3
Louisa Unit 1	Coal	4.0	26.9	16.8	3.2	2.5
			404.7	214.0	14.7	30.7
WPL
Edgewater Unit 5	Coal	75.0	241.7	134.4	12.6	6.5
Columbia Energy Center	Coal	46.2	224.8	123.3	4.3	10.5
Edgewater Unit 4	Coal	68.2	75.3	42.7	0.7	4.3
			541.8	300.4	17.6	21.3

			$946.5	$514.4	$32.3	$52.0

(14) SEGMENTS OF BUSINESS

Alliant Energy’s principal businesses as of Dec. 31, 2006 are:

•

Utility business - includes IPL and WPL, serving customers in Iowa, Wisconsin and Minnesota. Refer to Notes 17, 18 and 22 for discussion of Alliant Energy’s utility operations in Illinois which were sold in February 2007, IPL’s interest in DAEC which was sold in January 2006 and IPL’s proposed sale of its electric transmission assets, respectively. The utility business is broken down into three segments: a) electric operations; b) gas operations; and c) other, which includes the steam business, various other energy-related products and services and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in “Total Utility Business.”

•

Non-regulated businesses - represents the operations of Resources and its subsidiaries, and is broken down into two segments: a) International (Int’l) and b) other, which includes the operations of the Non-regulated Generation business platform and other non-regulated investments described in Note 1(a); the operations of Resources (the non-regulated parent company); and any non-regulated reconciling/eliminating entries. Refer to Note 9(b) for discussion of the sales of Alliant Energy’s investments in New Zealand and Brazil in December 2006 and January 2006, respectively. These sales complete the divestiture of all businesses included in Alliant Energy’s International segment.

•	Other - includes the operations of Alliant Energy (the parent company) and Corporate Services, as well as any Alliant Energy parent company reconciling/eliminating entries.

Alliant Energy’s administrative support services are directly charged to the applicable segment where practicable. In all other cases, administrative support services are allocated to the applicable segment based on Alliant Energy’s corporate services agreements. In 2006, 2005 and 2004, gas revenues included $19 million, $56 million and $22 million, respectively, for sales to the electric segment. All other intersegment revenues were not material to Alliant Energy’s operations and there was no single customer whose revenues were 10% or more of Alliant Energy’s consolidated revenues. Certain financial information relating to Alliant Energy’s significant business segments, products and services and geographic information was as follows (in millions):

									Alliant
	Utility Business				Non-regulated Businesses				Energy
	Electric	Gas	Other	Total	Int’l	Other	Total	Other	Consolidated
2006
Operating revenues	$2,443.0	$633.3	$79.8	$3,156.1	$--	$209.7	$209.7	($6.4)	$3,359.4
Depreciation and amortization	220.4	27.0	5.2	252.6	--	10.9	10.9	(2.1)	261.4
Operating income (loss)	427.6	61.3	0.9	489.8	(4.4)	8.1	3.7	--	493.5
Interest expense, net of AFUDC				112.0	29.6	19.6	49.2	(23.6)	137.6
Loss on early extinguishment
of debt				--	--	90.8	90.8	--	90.8
Equity income from
unconsolidated investments	(27.0)	--	--	(27.0)	(17.9)	(0.6)	(18.5)	--	(45.5)
Gain on sale of AENZ stock				--	(253.9)	--	(253.9)	--	(253.9)
Preferred dividends				18.7	--	--	--	--	18.7
Interest income and other				(4.5)	17.2	(17.6)	(0.4)	9.4	4.5
Income tax expense (benefit)				131.6	87.9	(20.4)	67.5	3.9	203.0
Income (loss) from continuing
operations				259.0	132.7	(63.7)	69.0	10.3	338.3
Loss from discontinued
operations, net of tax				--	(4.3)	(18.3)	(22.6)	--	(22.6)
Net income (loss)				259.0	128.4	(82.0)	46.4	10.3	315.7
Total assets	5,085.9	766.1	475.7	6,327.7	377.9	228.6	606.5	149.9	7,084.1
Investments in equity method
subsidiaries	175.3	--	--	175.3	--	4.4	4.4	--	179.7
Construction and acquisition
expenditures	326.8	36.1	4.8	367.7	--	18.8	18.8	10.9	397.4

									Alliant
	Utility Business				Non-regulated Businesses				Energy
	Electric	Gas	Other	Total	Int’l	Other	Total	Other	Consolidated
2005
Operating revenues	$2,320.6	$685.1	$85.6	$3,091.3	$--	$195.6	$195.6	($7.3)	$3,279.6
Depreciation and amortization	272.5	26.0	6.3	304.8	1.4	15.3	16.7	(1.2)	320.3
Operating income (loss)	437.6	48.1	(7.1)	478.6	(10.8)	9.1	(1.7)	(1.0)	475.9
Interest expense, net of AFUDC				98.1	36.0	41.4	77.4	(9.7)	165.8
Loss on early extinguishment
of debt				--	--	54.4	54.4	--	54.4
Equity (income) loss from
unconsolidated investments	(26.4)	--	--	(26.4)	(50.7)	17.5	(33.2)	--	(59.6)
Asset valuation charges - Brazil
investments				--	334.3	--	334.3	--	334.3
Preferred dividends				18.7	--	--	--	--	18.7
Interest income and other				(5.2)	(6.8)	(32.5)	(39.3)	3.3	(41.2)
Income tax expense (benefit)				141.7	(135.5)	(62.1)	(197.6)	3.0	(52.9)
Income (loss) from continuing
operations				251.7	(188.1)	(9.6)	(197.7)	2.4	56.4
Loss from discontinued
operations, net of tax				--	(45.6)	(18.5)	(64.1)	--	(64.1)
Net income (loss)				251.7	(233.7)	(28.1)	(261.8)	2.4	(7.7)
Total assets	5,459.4	812.5	375.9	6,647.8	392.5	565.6	958.1	127.2	7,733.1
Investments in equity method
subsidiaries	166.0	--	--	166.0	159.9	3.2	163.1	--	329.1
Construction and acquisition
expenditures	409.3	46.4	1.8	457.5	--	60.3	60.3	9.8	527.6

									Alliant
	Utility Business				Non-regulated Businesses				Energy
	Electric	Gas	Other	Total	Int’l	Other	Total	Other	Consolidated
2004
Operating revenues	$2,009.0	$569.8	$90.6	$2,669.4	$--	$141.2	$141.2	($5.8)	$2,804.8
Depreciation and amortization	266.9	26.4	6.1	299.4	1.5	15.9	17.4	0.1	316.9
Operating income (loss)	392.3	35.2	(3.4)	424.1	(12.0)	1.1	(10.9)	(4.9)	408.3
Interest expense, net of AFUDC				82.9	34.3	40.6	74.9	0.6	158.4
Loss on early extinguishment
of debt				--	--	8.9	8.9	--	8.9
Equity (income) loss from
unconsolidated investments	(24.8)	--	--	(24.8)	(28.5)	19.1	(9.4)	(0.1)	(34.3)
Preferred dividends				18.7	--	--	--	--	18.7
Interest income and other				(2.4)	(1.8)	(48.0)	(49.8)	(0.8)	(53.0)
Income tax expense (benefit)				128.3	(12.3)	(27.2)	(39.5)	2.4	91.2
Income (loss) from continuing
operations				221.4	(3.7)	7.7	4.0	(7.0)	218.4
Income (loss) from discontinued
operations, net of tax				--	1.5	(74.4)	(72.9)	--	(72.9)
Net income (loss)				221.4	(2.2)	(66.7)	(68.9)	(7.0)	145.5
Total assets	5,420.7	737.1	370.7	6,528.5	826.3	704.8	1,531.1	215.6	8,275.2
Investments in equity method
subsidiaries	157.8	--	--	157.8	415.4	12.8	428.2	--	586.0
Construction and acquisition
expenditures	493.8	41.4	3.4	538.6	1.8	77.6	79.4	15.4	633.4

Products and Services - In 2006, Alliant Energy’s utility electric and gas revenues represented 73% and 19% of consolidated operating revenues, respectively. No other products or services represented more than 10% of Alliant Energy’s consolidated operating revenues in 2006.

Geographic Information - At Dec. 31, 2006, 2005 and 2004, Alliant Energy’s long-lived assets to be held and used in foreign countries were not material. Refer to Note 9(b) for a breakdown of Alliant Energy’s international investments by country.

(15) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill - At Dec. 31, 2006 and 2005, Alliant Energy had $3 million of goodwill related to its environmental engineering and site remediation business included in “Deferred charges and other” on Alliant Energy’s Consolidated Balance Sheets.

Emission Allowances - At Dec. 31, 2006 and 2005, IPL had $33 million (net of $1 million of accumulated amortization) and $27 million, respectively, of purchased SO2 emission allowances recorded as intangible assets in “Deferred charges and other” on Alliant Energy’s and IPL’s Consolidated Balance Sheets. In 2006, IPL recorded amortization expense of $1 million related to its purchased emission allowances. At Dec. 31, 2006, IPL estimates amortization expense for its purchased emission allowances for 2007 to 2011 will be $0, $0, $15 million, $15 million, and $3 million, respectively. Amortization expense for purchased emission allowances is recorded in “Electric production fuel and purchased power” in Alliant Energy’s and IPL’s Consolidated Statements of Income and is offset with the amortization of the regulatory liabilities established with the sales of emission allowances in 2006 and 2005, resulting in no impact on their respective results of operations. Refer to Note 1(b) for further discussion of the regulatory treatment of IPL’s SO2 emission allowances.

(16) SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

All “per share” references refer to earnings per diluted share. Summation of the individual quarters may not equal annual totals due to rounding.

	2006				2005
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions, except per share data)

Operating revenues	$930.9	$696.8	$890.4	$841.3	$798.8	$699.8	$874.2	$906.8
Operating income	119.8	97.9	170.5	105.3	87.4	83.2	199.3	106.0
Income (loss) from continuing
operations (a)	13.1	46.1	87.8	191.3	26.7	(8.7)	99.6	(61.2)
Income (loss) from discontinued
operations, net of tax (Refer to Note 17)	(14.7)	(0.7)	(9.0)	1.8	(24.3)	(50.0)	12.9	(2.7)
Net income (loss) (a)	(1.6)	45.4	78.8	193.1	2.4	(58.7)	112.5	(63.9)

EPS:
Income (loss) from continuing
operations (a)	0.11	0.39	0.75	1.65	0.23	(0.07)	0.85	(0.53)
Income (loss) from discontinued
operations	(0.12)	--	(0.08)	0.01	(0.21)	(0.43)	0.11	(0.02)
Net income (loss) (a)	(0.01)	0.39	0.67	1.66	0.02	(0.50)	0.96	(0.55)
(a)

In the fourth quarter of 2006, Alliant Energy recorded an after-tax gain of $150 million, or $1.29 per share, related to the sale of its interest in AENZ. In the second, third and fourth quarters of 2005, Alliant Energy incurred after-tax, non-cash asset valuation charges related to its Brazilian investments of $56 million, $23 million and $123 million, or $0.48, $0.20 and $1.05 per share, respectively.

(17) DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Alliant Energy has completed the disposal, or is currently pursuing the disposal, of numerous non-regulated and utility businesses and other assets in order to strengthen its financial profile and narrow its strategic focus and risk profile. The following businesses/assets were sold during 2004 through 2007 or are currently in the process of being sold by Alliant Energy and qualified as assets held for sale as defined by SFAS 144 at or before Dec. 31, 2006:

Business/Asset	Disposal Date	Segment
Non-regulated businesses:
Gas marketing	Third quarter of 2004	Non-regulated - Other
Energy management services	Fourth quarter of 2004	Non-regulated - Other
Energy services (Cogenex Corp. and affiliates)	Second quarter of 2005	Non-regulated - Other
Biomass facility	Second quarter of 2005	Non-regulated - Other
Oil gathering pipeline system	Fourth quarter of 2005	Non-regulated - Other
Gas gathering pipeline systems	Second quarter of 2006	Non-regulated - Other
China	Completed in the fourth	Non-regulated - International
quarter of 2006 (a)
Mexico	Expected by March 2007	Non-regulated - Other
Utility businesses/assets:
WPL’s water utility in Ripon, Wisconsin	Third quarter of 2005	Utility - Other
WPL’s interest in Kewaunee	Third quarter of 2005	Utility - Electric
IPL’s interest in DAEC (Note 18)	First quarter of 2006	Utility - Electric
WPL’s water utility in South Beloit, Illinois	Third quarter of 2006	Utility - Other
WPL’s electric and gas utility assets in Illinois	First quarter of 2007	Utility - Electric and Gas
IPL’s electric and gas utility assets in Illinois	First quarter of 2007	Utility - Electric and Gas
(a)	From a total of 10 generating facilities in China, three were sold in 2005 and seven were sold in 2006.

SFAS 144 requires that a long-lived asset classified as held for sale be measured at the lower of its carrying amount or fair value, less costs to sell, and to cease depreciation and amortization. Certain assets and liabilities of the businesses/assets listed in the above table have been classified as held for sale on Alliant Energy’s Consolidated Balance Sheets at Dec. 31, 2006 and 2005. The operating results of the non-regulated businesses listed in the above table have been separately classified and reported as discontinued operations in Alliant Energy’s Consolidated Statements of Income. The operating results of the utility businesses/assets listed in the above table have not been reported as discontinued operations.

A summary of the components of discontinued operations in Alliant Energy’s Consolidated Statements of Income was as follows (in millions):

	2006	2005	2004
Operating revenues (excluding gains)	$46.6	$166.2	$295.8
Operating expenses (excluding losses and valuation charges)	47.8	165.0	299.1
(Gains), losses and valuation charges, net:
Mexico business (a)	32.1	--	--
China business (b)	5.0	72.1	--
Energy services business (c)	--	6.2	79.8
Other (d)	(7.2)	9.3	(0.3)
Interest expense and other:
Interest expense (e)	9.6	23.8	30.0
Interest income and other	0.3	(0.8)	(0.1)
Loss before income taxes	(41.0)	(109.4)	(112.7)
Income tax benefit	(18.4)	(45.3)	(39.8)
Loss from discontinued operations, net of tax	($22.6)	($64.1)	($72.9)

(a)

In 2006, Alliant Energy recorded pre-tax, non-cash valuation charges of $32.1 million as a result of declines in the fair value of its Mexico business during 2006. The fair values during 2006 were estimated using updated market information from bids received from several potential buyers and the terms of a sale agreement entered into by Alliant Energy in the first quarter of 2007.

(b)

In 2005, Alliant Energy recorded pre-tax, non-cash valuation charges of $72.1 million (includes $10.9 million related to goodwill), net of allocation to minority interest, related to several of its China generating facilities. The decline in fair values of these generating facilities during 2005 was primarily due to the impacts of increased coal and transportation costs. The fair values during 2005 were estimated using a combination of expected discounted future cash flows and market value indicators including updated market information from recent sales agreements for these and other generating facilities.

(c)

In 2004, Alliant Energy recorded pre-tax, non-cash valuation charges of $79.8 million (including $40.6 million related to goodwill) related to its energy services business primarily due to less favorable market conditions. The fair values during 2004 were estimated using a combination of expected discounted future cash flows, market value indicators, input from financial advisors and bid information received in connection with the sale of the energy services business.

(d)

In 2006, Alliant Energy recorded a $7.2 million pre-tax gain related to the sale of its gas gathering pipeline systems. In 2005, Alliant Energy recorded the following pre-tax losses or valuation charges related to various non-regulated businesses: oil gathering pipeline system-$6.0 million; gas gathering pipeline systems-$1.9 million and biomass facility-$1.4 million.

(e)

In accordance with EITF Issue 87-24, “Allocation of Interest to Discontinued Operations,” Alliant Energy has allocated interest expense to its China and Mexico businesses based on the amount of debt incurred by Resources that was specifically attributable to the operations and capital requirements of these respective businesses. In 2006, 2005 and 2004, the amount of interest expense allocated to its China business was $2.8 million, $11.6 million and $13.1 million, respectively. In 2006, 2005 and 2004, the amount of interest expense allocated to its Mexico business was $4.4 million, $5.7 million and $5.2 million, respectively.

A summary of the assets and liabilities held for sale on Alliant Energy’s Consolidated Balance Sheets at Dec. 31 was as follows (in millions):

	2006	2005
Assets held for sale:
Property, plant and equipment, net	$106.9	$486.1
Current assets (including cash)	1.5	84.4
Investments	--	194.7
Other assets	16.2	37.4
Total assets held for sale	124.6	802.6
Liabilities held for sale:
Current liabilities (includes current portion of long-term debt)	3.1	58.4
Long-term debt	2.9	12.3
AROs	--	179.0
Other long-term liabilities and deferred credits	5.4	52.6
Minority interest	--	25.9
Total liabilities held for sale	11.4	328.2
Net assets held for sale	$113.2	$474.4

A summary of the components of cash flows for discontinued operations was as follows (in millions):

	2006	2005	2004
Cash flows from (used for) operating activities (excluding intercompany cash flows)	($17.4)	$12.3	$63.3
Distributions to continuing operations	--	(47.1)	(20.2)
Net cash flows from (used for) operating activities	(17.4)	(34.8)	43.1

Cash flows from (used for) investing activities (excl. intercompany cash flows)	1.3	2.9	(7.6)
Distributions to continuing operations	(3.5)	(30.0)	--
Net cash flows used for investing activities	(2.2)	(27.1)	(7.6)

Cash flows used for financing activities (excl. intercompany cash flows)	(4.8)	(5.2)	(3.3)
Net change in loans with continuing operations	14.5	15.6	(32.9)
Net cash flows from (used for) financing activities	9.7	10.4	(36.2)

Net decrease in cash and cash equivalents	(9.9)	(51.5)	(0.7)
Cash and cash equivalents held for sale at beginning of period	10.7	62.2	62.9
Cash and cash equivalents held for sale at end of period	$0.8	$10.7	$62.2

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$1.9	$3.6	$2.4
Income taxes, net of refunds	$0.4	($0.6)	($3.6)

In January 2007, Alliant Energy announced its intention to sell IPL’s electric transmission assets located in Iowa, Minnesota and Illinois. However, these assets did not qualify as assets held for sale or discontinued operations at Dec. 31, 2006. Refer to Note 22 for further discussion of the proposed sale.

(18) SALE OF IPL’S INTEREST IN DAEC

In January 2006, IPL completed the sale of its 70% ownership interest in DAEC to FPL Energy. Under the sale agreement, FPL Energy purchased IPL’s interest in the nuclear generating facility and related inventories (nuclear fuel and materials and supplies) and assumed various liabilities of IPL in exchange for net proceeds to IPL of $331 million. Such proceeds were net of purchase price adjustments, cash payments made at closing to FPL Energy and certain transaction-related costs. The cash payments made by IPL to FPL Energy at closing were in connection with FPL Energy’s assumption of decommissioning, employee benefit and certain other liabilities related to DAEC. IPL used $130 million of the net proceeds to reduce its short-term debt, $125 million to reduce its level of accounts receivable sales and the remainder for investments in short-term securities and general corporate purposes. In January 2006, IPL retired its capital lease obligation, including interest through the closing date, covering its 70% undivided interest in nuclear fuel for DAEC for $40 million. In March 2006, IPL used the investments in short-term securities, along with other funds, to pay a dividend of $110 million to Alliant Energy pursuant to the IUB order approving the DAEC sale. In addition to the proceeds received by IPL, other Alliant Energy subsidiaries received $7 million in proceeds from FPL Energy related to other property purchased by FPL Energy and reimbursement for Alliant Energy’s forfeiture of its membership interest in the NMC upon the sale of DAEC.

IPL previously established two decommissioning funds to cover the eventual decommissioning of DAEC. Upon closing of the sale, FPL Energy assumed responsibility for the eventual decommissioning of the facility and received the equivalent of $203 million of nuclear decommissioning trust assets, which included the qualified and non-qualified decommissioning trust fund assets of IPL valued at $188 million at the closing date, and a cash payment. On the closing date, the value of the decommissioning funds and the cash payments made exceeded the $203 million in decommissioning trust assets required to be transferred to FPL Energy by $8 million. The $8 million of excess decommissioning trust assets were retained by IPL and were included as a component of the regulatory liability related to the sale as discussed below.

Pursuant to the IUB order approving the sale, the gain resulting from IPL’s portion of the sale served as the basis to establish a regulatory liability. The regulatory liability, including accrued interest, will be used to offset AFUDC for future investments in new generation sited in Iowa and accretes interest at the monthly average U.S. Treasury rate for three-year maturities. At Dec. 31, 2006, the regulatory liability, including accrued interest, was $62 million. Refer to Notes 1(b), 5 and 6(a) for additional discussion of the DAEC sale. As of the closing date, IPL’s share of the carrying value of the assets and liabilities sold was as follows (in millions):

Assets:		Liabilities:
Investments	$188	AROs	$180
Property, plant and equipment, net (a)	242	Regulatory liabilities	48
Other	29		$228
	$459
(a)	Includes nuclear fuel, net of amortization

IPL’s assets and liabilities related to the DAEC sale agreement have been classified as held for sale on Alliant Energy’s and IPL’s Consolidated Balance Sheets as of Dec. 31, 2005. Refer to Note 17 for additional information.

Upon closing of the sale, IPL entered into a long-term PPA with FPL Energy to buy energy and capacity from DAEC. The PPA extends through February 2014, concurrent with expiration of DAEC’s current operating license. The structure of the PPA is anticipated to result in costs for IPL’s electric customers that are lower than would be anticipated under IPL’s continued ownership. As of Dec. 31, 2006, IPL’s future minimum payments, assuming a 90% capacity factor, related to this PPA are estimated at $154 million for 2007, $157 million for 2008, $167 million for 2009, $171 million for 2010, $176 million for 2011, and $419 million for 2012 through 2014. The fixed monthly capacity payment in the PPA corresponds to IPL’s projected revenue requirement. The monthly variable payment to FPL Energy varies directly with the amount of energy delivered to IPL, which is based on a target capacity factor of 90%. If in a given month, FPL Energy delivers less than the energy amount corresponding to the 90% capacity factor, there will be a reduction in the energy payment by IPL to reflect the lower fuel consumption as well as a corresponding adjustment in the capacity payment to FPL Energy to proportionally compensate IPL for the under-delivery. This will ultimately result in a reduction in the DAEC component of the energy adjustment clause recovered from customers. The converse is also true if the delivered energy exceeds the target amount. Under the PPA, if DAEC is off-line for a planned or forced outage during the term of the PPA, FPL Energy has the option, but not the obligation, to provide replacement power to IPL.

(19) ASSET RETIREMENT OBLIGATIONS (AROs)

Alliant Energy’s AROs relate to legal obligations for the removal, closure or dismantlement of several assets including, but not limited to, active ash landfills, water intake facilities, above ground and under ground storage tanks, groundwater wells, transmission and distribution equipment, easement improvements, leasehold improvements and certain hydro facilities. Alliant Energy’s AROs also include legal obligations for the management and final disposition of asbestos and polychlorinated biphenyls (PCB) and closure of coal yards and ash ponds. Alliant Energy’s AROs are recorded in “Other long-term liabilities and deferred credits” on the Consolidated Balance Sheets. A reconciliation of the changes in AROs associated with long-lived assets was as follows (in millions):

	Alliant Energy		IPL		WPL
	2006	2005	2006	2005	2006	2005
Balance at Jan. 1	$35.8	$0.9	$24.9	$--	$10.9	$0.9
Accretion expense	2.1	--	1.5	--	0.6	--
Liabilities incurred	2.0	--	1.1	--	0.9	--
Revisions in estimated cash flows	(0.3)	--	--	--	(0.3)	--
Liabilities settled	(0.8)	--	(0.1)	--	(0.7)	--
Adoption of FIN 47 (a)	--	34.9	--	24.9	--	10.0
Balance at Dec. 31	$38.8	$35.8	$27.4	$24.9	$11.4	$10.9
(a)	Upon the adoption of FIN 47 on Dec. 31, 2005, AROs were recognized for management and final disposition of asbestos and PCBs, closure of active ash landfills and removal of above ground storage tanks.

If FIN 47 had been adopted as of Jan. 1, 2004, IPL and WPL would have recorded FIN 47 ARO liabilities of $23.5 million and $9.3 million at Dec. 31, 2004, respectively.

Refer to Note 18 for AROs included in liabilities held for sale relating to the sale of IPL’s interest in DAEC.

(20) VARIABLE INTEREST ENTITIES

FIN 46R requires consolidation where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. After making an ongoing exhaustive effort, Alliant Energy concluded it was unable to obtain the information necessary from the counterparties (subsidiaries of Calpine) for the Riverside and RockGen PPAs, to determine whether the counterparties are variable interest entities per FIN 46R, and if Alliant Energy is the primary beneficiary. These PPAs are currently accounted for as operating leases. The counterparties sell some or all of their generating capacity to WPL and can sell their energy output to WPL. Alliant Energy’s maximum exposure to loss from these PPAs is undeterminable due to the inability to obtain the necessary information to complete such evaluation. In 2006, 2005 and 2004, Alliant Energy’s (primarily WPL’s) costs, excluding fuel costs, related to the Riverside PPA were $61 million, $65 million and $39 million, respectively. Riverside was placed in service in June 2004. In 2006, 2005 and 2004, WPL’s costs, excluding fuel costs, related to the RockGen PPA were $16 million, $18 million and $33 million, respectively.

In December 2005, Calpine filed voluntary petitions to restructure under Chapter 11 of the U.S. Bankruptcy Code. RockGen is part of the bankruptcy proceedings but Riverside is excluded. WPL utilizes RockGen primarily for capacity. Alliant Energy is currently evaluating its options should the PPA be terminated by the bankruptcy trustees.

(21) RELATED PARTIES

(a) ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. ATC billed WPL $59 million, $52 million and $48 million in 2006, 2005 and 2004, respectively. WPL billed ATC $9.9 million, $9.3 million and $13 million in 2006, 2005 and 2004, respectively. At Dec. 31, 2006 and 2005, WPL owed ATC net amounts of $4.4 million and $3.7 million, respectively. ATC also provides operation and maintenance services to IPL and billed IPL $3.1 million, $2.9 million and $2.8 million in 2006, 2005 and 2004, respectively. In addition, in 2004, ATC received deposits from Resources of $3.6 million related to the construction of SFEF. These deposits were returned to Resources in 2005.

(b) NMC - Alliant Energy received services from NMC for the management and operation of DAEC and Kewaunee. NMC billed IPL $7.3 million, $81 million and $57 million in 2006, 2005 and 2004, respectively, for its allocated portion for DAEC. At Dec. 31, 2005, IPL owed NMC $9.0 million. NMC billed WPL indirectly, through Wisconsin Public Service Corporation, $18 million and $34 million in 2005 and 2004, respectively, for its allocated portion for Kewaunee. As a result of the DAEC and Kewaunee sales, Alliant Energy no longer receives services from NMC. Refer to Note 18 for discussion of IPL’s sale of its interest in DAEC.

(22) PROPOSED SALE OF IPL’S ELECTRIC TRANSMISSION ASSETS

In January 2007, IPL announced it signed a definitive agreement to sell its electric transmission assets located in Iowa, Minnesota and Illinois to ITC Midwest LLC (ITC), a wholly owned subsidiary of ITC Holdings Corporation (ITC Holdings), for approximately $750 million in cash. The purchase price is subject to adjustments at closing based on the value of the net assets transferred as of the closing date and assumption by ITC of certain liabilities of IPL. Pursuant to the agreement, ITC will acquire IPL’s transmission assets at 34.5-kilovolts and higher, including transmission lines, transmission substations, and associated land rights, contracts, permits and equipment. The transaction is subject to customary closing conditions and approvals by various regulatory agencies, including the IUB, MPUC, Illinois Commerce Commission (ICC) and FERC, as well as antitrust review under the Hart-Scott-Rodino Act. Pending all appropriate state and federal regulatory approvals and satisfaction of other closing conditions, the transaction is expected to be concluded late in the fourth quarter of 2007. Under currently enacted tax law, by closing the sale by the end of 2007 and by meeting certain other requirements, IPL will qualify to pay taxes related to any gain on the sale over an eight-year period.

IPL anticipates estimated net proceeds from the sale, after taxes, transaction-related costs and regulatory outcomes, of $475 million to $525 million. Any after-tax gain realized from the transaction will be subject to the IUB’s, MPUC’s, and ICC’s determination of the amounts which may benefit customers, thus IPL is currently unable to determine if the sale will have a significant impact on its operating results. At Dec. 31, 2006, IPL’s estimated carrying value of the assets and liabilities included within the sale agreement were as follows (in millions):

Assets:		Liabilities:
Property, plant and equipment, net	$434	Regulatory liabilities	$43
Other	3	AROs	2
	$437		$45

As of Dec. 31, 2006, IPL’s assets and liabilities in the previous table did not meet the criteria to be classified as held for sale due to uncertainties inherent in the regulatory approval process.

The transmission rates that ITC Holdings’ subsidiaries charge their utility customers for transmission service are fully regulated by FERC. After the transaction closes, IPL will pay the regulated rates to ITC for transmission services needed to serve its customers.

(23) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on the exchangeable senior notes issued by Resources and, as a result, is required to present condensed consolidating financial statements. No Alliant Energy subsidiaries are guarantors of Resources’ debt securities. The “Other Alliant Energy Subsidiaries” column includes amounts for IPL, WPL and Corporate Services. Alliant Energy’s condensed consolidating financial statements are as follows:

Alliant Energy Corporation Condensed Consolidating Statements of Income

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Year Ended Dec. 31, 2006
Operating revenues:
Utility:
Electric	$-	$-	$2,443.0	$-	$2,443.0
Gas	-	-	633.3	-	633.3
Other	-	-	79.8	-	79.8
Non-regulated	-	209.7	317.3	(323.7)	203.3

	-	209.7	3,473.4	(323.7)	3,359.4

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	1,257.4	-	1,257.4
Cost of gas sold	-	-	431.7	-	431.7
Other operation and maintenance	-	-	622.3	-	622.3
Non-regulated operation and maintenance	2.3	189.2	283.5	(290.1)	184.9
Depreciation and amortization	0.2	10.9	274.9	(24.6)	261.4
Taxes other than income taxes	-	5.9	111.8	(9.5)	108.2

	2.5	206.0	2,981.6	(324.2)	2,865.9

Operating income (loss)	(2.5)	3.7	491.8	0.5	493.5

Interest expense and other:
Interest expense	0.6	49.2	123.7	(27.8)	145.7
Loss on early extinguishment of debt	-	90.8	-	-	90.8
Equity income from unconsolidated investments	-	(18.5)	(27.0)	-	(45.5)
Gain on sale of Alliant Energy New Zealand Ltd. stock	-	(253.9)	-	-	(253.9)
Allowance for funds used during construction	-	-	(8.3)	0.2	(8.1)
Preferred dividend requirements of subsidiaries	-	-	18.7	-	18.7
Interest income and other	(321.5)	(0.4)	(5.7)	332.1	4.5

	(320.9)	(132.8)	101.4	304.5	(47.8)

Income from continuing operations before income taxes	318.4	136.5	390.4	(304.0)	541.3

Income taxes	3.4	67.5	131.4	0.7	203.0

Income from continuing operations	315.0	69.0	259.0	(304.7)	338.3

Loss from discontinued operations, net of tax	-	(22.6)	-	-	(22.6)

Net income	$315.0	$46.4	$259.0	($304.7)	$315.7

Year Ended Dec. 31, 2005
Operating revenues:
Utility:
Electric	$-	$-	$2,320.6	$-	$2,320.6
Gas	-	-	685.1	-	685.1
Other	-	-	85.6	-	85.6
Non-regulated	-	195.6	287.9	(295.2)	188.3

	-	195.6	3,379.2	(295.2)	3,279.6

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	1,009.3	-	1,009.3
Cost of gas sold	-	-	504.6	-	504.6
Other operation and maintenance	-	-	698.5	-	698.5
Non-regulated operation and maintenance	2.3	175.1	257.3	(264.7)	170.0
Depreciation and amortization	0.1	16.7	326.3	(22.8)	320.3
Taxes other than income taxes	-	5.5	102.9	(7.4)	101.0

	2.4	197.3	2,898.9	(294.9)	2,803.7

Operating income (loss)	(2.4)	(1.7)	480.3	(0.3)	475.9

Interest expense and other:
Interest expense	0.3	77.4	111.7	(13.6)	175.8
Loss on early extinguishment of debt	-	54.4	-	-	54.4
Equity income from unconsolidated investments	-	(33.2)	(26.4)	-	(59.6)
Asset valuation charges - Brazil investments	-	334.3	-	-	334.3
Allowance for funds used during construction	-	-	(10.1)	0.1	(10.0)
Preferred dividend requirements of subsidiaries	-	-	18.7	-	18.7
Interest income and other	2.7	(39.3)	(6.1)	1.5	(41.2)

	3.0	393.6	87.8	(12.0)	472.4

Income (loss) from continuing operations before income taxes	(5.4)	(395.3)	392.5	11.7	3.5

Income tax expense (benefit)	2.7	(197.6)	140.8	1.2	(52.9)

Income (loss) from continuing operations	(8.1)	(197.7)	251.7	10.5	56.4

Loss from discontinued operations, net of tax	-	(64.1)	-	-	(64.1)

Net income (loss)	($8.1)	($261.8)	$251.7	$10.5	($7.7)

Alliant Energy Corporation Condensed Consolidating Statement of Income

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Year Ended Dec. 31, 2004
Operating revenues:
Utility:
Electric	$-	$-	$2,009.0	$-	$2,009.0
Gas	-	-	569.8	-	569.8
Other	-	-	90.6	-	90.6
Non-regulated	-	141.2	328.7	(334.5)	135.4

	-	141.2	2,998.1	(334.5)	2,804.8

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	747.4	-	747.4
Cost of gas sold	-	-	396.9	-	396.9
Other operation and maintenance	-	-	707.2	-	707.2
Non-regulated operation and maintenance	4.8	128.7	297.7	(303.3)	127.9
Depreciation and amortization	0.1	17.4	318.1	(18.7)	316.9
Taxes other than income taxes	-	6.0	102.2	(8.0)	100.2

	4.9	152.1	2,569.5	(330.0)	2,396.5

Operating income (loss)	(4.9)	(10.9)	428.6	(4.5)	408.3

Interest expense and other:
Interest expense	0.8	74.9	105.0	(3.8)	176.9
Loss on early extinguishment of debt	-	8.9	-	-	8.9
Equity income from unconsolidated investments	-	(9.4)	(24.9)	-	(34.3)
Allowance for funds used during construction	-	-	(18.7)	0.2	(18.5)
Preferred dividend requirements of subsidiaries	-	-	18.7	-	18.7
Interest income and other	(154.0)	(49.8)	(2.7)	153.5	(53.0)

	(153.2)	24.6	77.4	149.9	98.7

Income (loss) from continuing operations before income taxes	148.3	(35.5)	351.2	(154.4)	309.6

Income tax expense (benefit)	2.8	(39.5)	129.4	(1.5)	91.2

Income from continuing operations	145.5	4.0	221.8	(152.9)	218.4

Loss from discontinued operations, net of tax	-	(72.9)	-	-	(72.9)

Net income (loss)	$145.5	($68.9)	$221.8	($152.9)	$145.5

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of Dec. 31, 2006

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
ASSETS
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$6,079.7	$-	$6,079.7
Other plant in service	-	-	1,155.8	-	1,155.8
Accumulated depreciation	-	-	(2,811.6)	-	(2,811.6)
Leased Sheboygan Falls Energy Facility, net	-	-	114.0	(114.0)	-
Other, net	-	-	157.6	-	157.6

Total utility	-	-	4,695.5	(114.0)	4,581.5

Non-regulated and other, net	-	187.2	42.3	133.9	363.4

	-	187.2	4,737.8	19.9	4,944.9

Current assets:
Cash and cash equivalents	167.1	66.5	31.6	-	265.2
Restricted cash	-	2.5	1.2	-	3.7
Production fuel, at weighted average cost	-	-	73.2	-	73.2
Gas stored underground, at weighted average cost	-	-	63.9	-	63.9
Regulatory assets	-	-	133.7	-	133.7
Assets held for sale	-	67.4	57.2	-	124.6
Other	113.5	88.1	511.1	(203.2)	509.5

	280.6	224.5	871.9	(203.2)	1,173.8

Investments:
Consolidated subsidiaries	2,361.8	-	-	(2,361.8)	-
Other	15.1	8.6	204.2	-	227.9

	2,376.9	8.6	204.2	(2,361.8)	227.9

Other assets:
Regulatory assets	-	-	508.7	-	508.7
Deferred charges and other	4.2	186.2	243.1	(204.7)	228.8

	4.2	186.2	751.8	(204.7)	737.5

Total assets	$2,661.7	$606.5	$6,565.7	($2,749.8)	$7,084.1

Alliant Energy Corporation Condensed Consolidating Balance Sheet (Continued) as of Dec. 31, 2006

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,744.2	$259.6	$1,442.3	($1,701.9)	$1,744.2
Retained earnings	922.5	(171.3)	840.1	(667.7)	923.6
Accumulated other comprehensive income (loss)	(8.7)	0.4	(9.1)	8.7	(8.7)
Shares in deferred compensation trust	(7.8)	-	-	-	(7.8)

Total common equity	2,650.2	88.7	2,273.3	(2,360.9)	2,651.3

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	136.2	1,187.1	-	1,323.3

	2,650.2	224.9	3,704.2	(2,360.9)	4,218.4

Current liabilities:
Current maturities	-	9.8	184.8	-	194.6
Commercial paper	-	-	178.8	-	178.8
Regulatory liabilities	-	-	67.8	-	67.8
Accrued interest	0.4	4.0	25.6	-	30.0
Derivative liabilities	-	2.5	85.5	-	88.0
Liabilities held for sale	-	5.2	6.2	-	11.4
Other	8.2	195.2	532.2	(204.1)	531.5

	8.6	216.7	1,080.9	(204.1)	1,102.1

Other long-term liabilities and deferred credits:
Deferred income taxes	(1.7)	146.3	612.9	0.8	758.3
Other	4.6	13.7	1,167.7	(185.6)	1,000.4

	2.9	160.0	1,780.6	(184.8)	1,758.7

Minority interest	-	4.9	-	-	4.9

Total capitalization and liabilities	$2,661.7	$606.5	$6,565.7	($2,749.8)	$7,084.1

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of Dec. 31, 2005

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
ASSETS
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$5,887.3	$-	$5,887.3
Other plant in service	-	-	1,188.4	-	1,188.4
Accumulated depreciation	-	-	(2,741.7)	-	(2,741.7)
Leased Sheboygan Falls Energy Facility, net	-	-	120.2	(120.2)	-
Other, net	-	-	137.5	-	137.5

Total utility	-	-	4,591.7	(120.2)	4,471.5

Non-regulated and other, net	-	203.1	53.6	138.0	394.7

	-	203.1	4,645.3	17.8	4,866.2

Current assets:
Cash and cash equivalents	160.4	12.6	32.3	-	205.3
Restricted cash	-	17.5	1.9	-	19.4
Production fuel, at weighted average cost	-	-	55.7	-	55.7
Gas stored underground, at weighted average cost	-	-	92.1	-	92.1
Regulatory assets	-	-	86.3	-	86.3
Assets held for sale	-	286.9	515.7	-	802.6
Other	47.5	49.6	555.3	(130.4)	522.0

	207.9	366.6	1,339.3	(130.4)	1,783.4

Investments:
Consolidated subsidiaries	2,221.2	-	-	(2,221.2)	-
Investments in unconsolidated foreign entities	-	188.6	-	-	188.6
Other	14.1	11.3	216.1	-	241.5

	2,235.3	199.9	216.1	(2,221.2)	430.1

Other assets:
Regulatory assets	-	-	349.2	-	349.2
Deferred charges and other	7.7	188.5	318.6	(210.6)	304.2

	7.7	188.5	667.8	(210.6)	653.4

Total assets	$2,450.9	$958.1	$6,868.5	($2,544.4)	$7,733.1

Alliant Energy Corporation Condensed Consolidating Balance Sheet (Continued) as of Dec. 31, 2005

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,789.9	$255.3	$1,375.2	($1,630.5)	$1,789.9
Retained earnings	741.9	(217.7)	893.1	(675.0)	742.3
Accumulated other comprehensive loss	(84.6)	(33.9)	(50.7)	84.6	(84.6)
Shares in deferred compensation trust	(7.1)	-	-	-	(7.1)

Total common equity	2,440.1	3.7	2,217.6	(2,220.9)	2,440.5

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	582.2	1,332.6	-	1,914.8

	2,440.1	585.9	3,794.0	(2,220.9)	4,599.1

Current liabilities:
Current maturities	-	91.7	60.0	-	151.7
Variable rate demand bonds	-	-	39.1	-	39.1
Commercial paper	-	-	263.0	-	263.0
Regulatory liabilities	-	-	96.2	-	96.2
Accrued interest	-	22.8	24.6	-	47.4
Derivative liabilities	-	-	24.2	-	24.2
Liabilities held for sale	-	93.7	234.5	-	328.2
Other	9.6	168.4	583.6	(131.1)	630.5

	9.6	376.6	1,325.2	(131.1)	1,580.3

Other long-term liabilities and deferred credits:
Deferred income taxes	(2.6)	(32.0)	563.8	0.1	529.3
Other	3.8	23.1	1,185.5	(192.5)	1,019.9

	1.2	(8.9)	1,749.3	(192.4)	1,549.2

Minority interest	-	4.5	-	-	4.5

Total capitalization and liabilities	$2,450.9	$958.1	$6,868.5	($2,544.4)	$7,733.1

Alliant Energy Corporation Condensed Consolidating Statement of Cash Flows for the Year Ended Dec. 31, 2006

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Continuing Operations:
Net cash flows from (used for) operating activities	$323.9	($3.3)	$425.3	($325.2)	$420.7

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(367.7)	-	(367.7)
Non-regulated businesses and other	-	(18.8)	(10.9)	-	(29.7)
Purchases of emission allowances	-	-	(9.7)	-	(9.7)
Sales of emission allowances	-	-	35.1	-	35.1
Proceeds from other asset sales	-	457.5	339.5	-	797.0
Purchases of securities within nuclear decommissioning trusts	-	-	(3.5)	-	(3.5)
Sales of securities within nuclear decommissioning trusts	-	-	51.7	-	51.7
Changes in restricted cash within nuclear decommissioning trusts	-	-	(19.0)	-	(19.0)
Other	(58.3)	8.3	0.5	63.3	13.8

Net cash flows from (used for) investing activities	(58.3)	447.0	16.0	63.3	468.0

Cash flows used for financing activities:
Common stock dividends	(134.4)	-	(312.0)	312.0	(134.4)
Repurchase of common stock	(105.1)	-	-	-	(105.1)
Proceeds from issuance of common stock	49.6	-	-	-	49.6
Proceeds from issuance of long-term debt	-	-	39.1	-	39.1
Reductions in long-term debt	-	(436.6)	(99.3)	-	(535.9)
Net change in short-term borrowings	(68.9)	138.2	(84.2)	-	(14.9)
Debt repayment premiums	-	(83.0)	-	-	(83.0)
Other	(0.1)	(8.4)	14.4	(50.1)	(44.2)

Net cash flows used for financing activities	(258.9)	(389.8)	(442.0)	261.9	(828.8)

Net increase (decrease) in cash and cash equivalents	6.7	53.9	(0.7)	-	59.9

Cash and cash equivalents at beginning of period	160.4	12.6	32.3	-	205.3

Cash and cash equivalents at end of period	$167.1	$66.5	$31.6	$-	$265.2

Discontinued Operations:
Net cash flows used for operating activities	$-	($17.4)	$-	$-	($17.4)
Net cash flows used for investing activities	-	(2.2)	-	-	(2.2)
Net cash flows from financing activities	-	9.7	-	-	9.7

Net decrease in cash and cash equivalents	-	(9.9)	-	-	(9.9)
Cash and cash equivalents held for sale at beginning of period	-	10.7	-	-	10.7

Cash and cash equivalents held for sale at end of period	$-	$0.8	$-	$-	$0.8

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Year Ended Dec. 31, 2005
Continuing Operations:
Net cash flows from (used for) operating activities	($13.6)	$137.5	$485.6	($9.3)	$600.2

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(457.5)	0.3	(457.2)
Non-regulated businesses and other	(0.1)	(60.3)	(10.0)	-	(70.4)
Purchases of emission allowances	-	-	(70.7)	-	(70.7)
Sales of emission allowances	-	-	74.0	-	74.0
Proceeds from other asset sales	-	42.7	81.2	(0.3)	123.6
Purchases of securities within nuclear decommissioning trusts	-	-	(83.6)	-	(83.6)
Sales of securities within nuclear decommissioning trusts	-	-	151.2	-	151.2
Changes in restricted cash within nuclear decommissioning trusts	-	-	(21.1)	-	(21.1)
Other	205.4	66.6	(1.9)	(204.8)	65.3

Net cash flows from (used for) investing activities	205.3	49.0	(338.4)	(204.8)	(288.9)

Cash flows used for financing activities:
Common stock dividends	(121.9)	-	(199.6)	199.6	(121.9)
Proceeds from issuance of common stock	29.3	-	-	-	29.3
Proceeds from issuance of long-term debt	-	167.4	88.4	-	255.8
Reductions in long-term debt	-	(385.2)	(186.7)	-	(571.9)
Net change in short-term borrowings	(39.7)	39.8	179.9	-	180.0
Debt repayment premiums	-	(50.4)	-	-	(50.4)
Other	(0.1)	(12.4)	(31.3)	14.5	(29.3)

Net cash flows used for financing activities	(132.4)	(240.8)	(149.3)	214.1	(308.4)

Net increase (decrease) in cash and cash equivalents	59.3	(54.3)	(2.1)	-	2.9

Cash and cash equivalents at beginning of period	101.1	66.9	34.4	-	202.4

Cash and cash equivalents at end of period	$160.4	$12.6	$32.3	$-	$205.3

Discontinued Operations:
Net cash flows used for operating activities	$-	($34.8)	$-	$-	($34.8)
Net cash flows used for investing activities	-	(27.1)	-	-	(27.1)
Net cash flows from financing activities	-	10.4	-	-	10.4

Net decrease in cash and cash equivalents	-	(51.5)	-	-	(51.5)
Cash and cash equivalents held for sale at beginning of period	-	62.2	-	-	62.2

Cash and cash equivalents held for sale at end of period	$-	$10.7	$-	$-	$10.7

Year Ended Dec. 31, 2004
Continuing Operations:
Net cash flows from (used for) operating activities	$142.5	($23.3)	$550.6	($171.6)	$498.2

Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(538.6)	-	(538.6)
Non-regulated businesses and other	-	(79.4)	(15.4)	-	(94.8)
Proceeds from asset sales	-	40.0	2.3	-	42.3
Purchases of securities within nuclear decommissioning trusts	-	-	(244.6)	-	(244.6)
Sales of securities within nuclear decommissioning trusts	-	-	376.4	-	376.4
Changes in restricted cash within nuclear decommissioning trusts	-	-	(146.8)	-	(146.8)
Other	(79.4)	(13.6)	(15.3)	79.9	(28.4)

Net cash flows used for investing activities	(79.4)	(53.0)	(582.0)	79.9	(634.5)

Cash flows from financing activities:
Common stock dividends	(114.0)	-	(191.0)	191.0	(114.0)
Proceeds from issuance of common stock	115.1	-	-	-	115.1
Proceeds from issuance of long-term debt	-	68.6	225.0	-	293.6
Reductions in long-term debt	-	(47.5)	(62.0)	-	(109.5)
Net change in short-term borrowings	1.1	(0.3)	(25.3)	-	(24.5)
Debt repayment premiums	-	(8.2)	-	-	(8.2)
Other	-	49.1	57.0	(99.3)	6.8

Net cash flows from financing activities	2.2	61.7	3.7	91.7	159.3

Net increase (decrease) in cash and cash equivalents	65.3	(14.6)	(27.7)	-	23.0

Cash and cash equivalents at beginning of period	35.8	81.5	62.1	-	179.4

Cash and cash equivalents at end of period	$101.1	$66.9	$34.4	$-	$202.4

Discontinued Operations:
Net cash flows from operating activities	$-	$43.1	$-	$-	$43.1
Net cash flows used for investing activities	-	(7.6)	-	-	(7.6)
Net cash flows used for financing activities	-	(36.2)	-	-	(36.2)

Net decrease in cash and cash equivalents	-	(0.7)	-	-	(0.7)
Cash and cash equivalents held for sale at beginning of period	-	62.9	-	-	62.9

Cash and cash equivalents held for sale at end of period	$-	$62.2	$-	$-	$62.2

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows (Continued)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Supplemental Cash Flows Information:
Year Ended Dec. 31, 2006
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$0.2	$43.9	$116.8	$-	$160.9
Income taxes, net of refunds	3.9	(19.4)	105.4	-	89.9
Noncash investing and financing activities:
Debt assumed by buyer of Alliant Energy New Zealand Ltd.	-	169.2	-	-	169.2
Debt assumed by buyer of China generating facilities	-	26.8	-	-	26.8
Capital lease obligations incurred	-	-	1.7	-	1.7

Year Ended Dec. 31, 2005
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	0.3	64.1	117.6	-	182.0
Income taxes, net of refunds	5.5	(119.7)	196.9	-	82.7
Noncash investing and financing activities:
Capital lease obligations incurred	-	-	129.7	(123.8)	5.9

Year Ended Dec. 31, 2004
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	3.3	74.3	99.1	-	176.7
Income taxes, net of refunds	(2.5)	(2.3)	38.0	-	33.2
Noncash investing and financing activities:
Capital lease obligations incurred	-	-	17.7	-	17.7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Interstate Power and Light Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Interstate Power and Light Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in common equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 6(a) to the consolidated financial statements, at December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

March 1, 2007

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004

	(in millions)
Operating revenues:
Electric utility	$1,331.6	$1,246.7	$1,069.2
Gas utility	359.4	362.8	316.0
Steam and other	63.8	72.2	74.4

	1,754.8	1,681.7	1,459.6

Operating expenses:
Electric production fuel and purchased power	607.9	408.5	315.9
Cost of gas sold	256.9	272.7	231.1
Other operation and maintenance	377.1	439.4	426.2
Depreciation and amortization	145.3	196.9	188.4
Taxes other than income taxes	62.7	60.2	57.8

	1,449.9	1,377.7	1,219.4

Operating income	304.9	304.0	240.2

Interest expense and other:
Interest expense	71.8	67.7	67.9
Allowance for funds used during construction	(5.5)	(6.7)	(14.0)
Interest income and other	(3.2)	(2.9)	(1.1)

	63.1	58.1	52.8

Income before income taxes	241.8	245.9	187.4

Income taxes	69.4	80.8	61.7

Net income	172.4	165.1	125.7

Preferred dividend requirements	15.4	15.4	15.4

Earnings available for common stock	$157.0	$149.7	$110.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2006	2005

	(in millions)
Property, plant and equipment:
Electric plant in service	$3,968.0	$3,840.2
Gas plant in service	371.1	360.5
Steam plant in service	51.5	61.1
Other plant in service	218.3	225.4
Accumulated depreciation	(1,756.9)	(1,687.1)

Net plant	2,852.0	2,800.1
Construction work in progress	86.5	81.3
Other, less accumulated depreciation of $3.8 and $3.6	1.7	1.8

	2,940.2	2,883.2

Current assets:
Cash and cash equivalents	0.5	0.7
Accounts receivable:
Customer, less allowance for doubtful accounts of $1.7 and $2.5	46.9	103.3
Associated companies	-	1.7
Other, less allowance for doubtful accounts of $0.3 and $0.1	50.8	27.6
Income tax refunds receivable	-	27.5
Production fuel, at weighted average cost	46.5	35.5
Materials and supplies, at weighted average cost	19.5	16.0
Gas stored underground, at weighted average cost	35.3	51.9
Regulatory assets	67.3	53.6
Assets held for sale	32.9	489.6
Other	13.3	14.8

	313.0	822.2

Investments	16.6	15.6

Other assets:
Regulatory assets	296.9	180.3
Deferred charges and other	61.9	75.3

	358.8	255.6

Total assets	$3,628.6	$3,976.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
CAPITALIZATION AND LIABILITIES	2006	2005

	(in millions, except per
	share and share amounts)
Capitalization (Refer to Consolidated Statements of Capitalization):
Common stock - $2.50 par value - authorized 24,000,000 shares;
13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	772.8	746.4
Retained earnings	357.7	420.5
Accumulated other comprehensive loss	(1.6)	(47.5)

Total common equity	1,162.3	1,152.8

Cumulative preferred stock	183.8	183.8
Long-term debt, net (excluding current portion)	813.5	893.3

	2,159.6	2,229.9

Current liabilities:
Current maturities	79.8	60.0
Commercial paper	43.9	169.5
Capital lease obligations	0.3	40.2
Accounts payable	126.8	146.4
Accounts payable to associated companies	31.9	18.9
Regulatory liabilities	15.8	10.0
Accrued interest	18.4	17.0
Accrued taxes	81.3	67.8
Derivative liabilities	41.1	5.2
Liabilities held for sale	4.9	232.3
Other	29.6	40.8

	473.8	808.1

Other long-term liabilities and deferred credits:
Deferred income taxes	355.2	341.6
Regulatory liabilities	440.1	356.3
Pension and other benefit obligations	70.3	124.5
Other	129.6	116.2

	995.2	938.6

Commitments and contingencies (Note 12)

Total capitalization and liabilities	$3,628.6	$3,976.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004

	(in millions)
Cash flows from operating activities:
Net income	$172.4	$165.1	$125.7
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	145.3	196.9	188.4
Other amortizations	8.8	21.3	21.6
Deferred tax expense and investment tax credits	23.6	7.6	34.6
Refueling outage provision	(4.7)	(5.2)	4.9
Other	(2.9)	(3.3)	(10.7)
Other changes in assets and liabilities:
Accounts receivable	11.8	(35.1)	0.9
Sale of accounts receivable	25.0	25.0	(51.0)
Income tax refunds receivable	27.5	(25.2)	32.5
Gas stored underground	16.6	(17.3)	(9.6)
Regulatory assets	(38.0)	107.4	(37.2)
Derivative assets	10.5	(11.4)	3.0
Accounts payable	(22.2)	34.0	24.7
Accrued taxes	(58.1)	(0.3)	9.8
Regulatory liabilities	(14.7)	(68.7)	5.8
Derivative liabilities	36.6	2.8	2.8
Deferred income taxes	32.7	(86.0)	44.1
Pension and other benefit obligations	(68.1)	1.1	(16.5)
Other	(29.9)	23.3	(26.2)

Net cash flows from operating activities	272.2	332.0	347.6

Cash flows from (used for) investing activities:
Utility construction and acquisition expenditures	(205.2)	(272.2)	(327.1)
Proceeds from asset sales	332.0	1.1	2.3
Purchases of emission allowances	(9.7)	(70.7)	-
Sales of emission allowances	35.1	74.0	-
Purchases of securities within nuclear decommissioning trusts	(3.5)	(77.5)	(35.1)
Sales of securities within nuclear decommissioning trusts	51.7	67.8	18.7
Changes in restricted cash within nuclear decommissioning trusts	(42.5)	(3.8)	4.3
Other	(2.6)	(26.7)	(32.8)

Net cash flows from (used for) investing activities	155.3	(308.0)	(369.7)

Cash flows from (used for) financing activities:
Common stock dividends	(219.8)	(109.9)	(102.0)
Preferred stock dividends	(15.4)	(15.4)	(15.4)
Capital contribution from parent	26.0	-	100.0
Proceeds from issuance of long-term debt	-	88.4	125.0
Reductions in long-term debt	(60.2)	(98.7)	-
Net change in short-term borrowings	(125.6)	133.5	(71.5)
Principal payments under capital lease obligations	(40.2)	(13.2)	(13.4)
Other	7.5	(8.1)	(2.6)

Net cash flows from (used for) financing activities	(427.7)	(23.4)	20.1

Net increase (decrease) in cash and cash equivalents	(0.2)	0.6	(2.0)

Cash and cash equivalents at beginning of period	0.7	0.1	2.1

Cash and cash equivalents at end of period	$0.5	$0.7	$0.1

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$68.1	$75.7	$67.8

Income taxes, net of refunds	$80.8	$125.5	($7.8)

Noncash investing and financing activities:
Capital lease obligations incurred	$1.7	$5.9	$17.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
	2006	2005

	(dollars in millions, except
	per share amounts)

Common equity (Refer to Consolidated Balance Sheets)	$1,162.3	$1,152.8

Cumulative preferred stock, net:
Cumulative, liquidation preference $25 per share, not mandatorily redeemable
- authorized 16,000,000 shares:
8.375% series, 6,000,000 shares outstanding, redeemable on or after March 15, 2013	150.0	150.0
7.1% series, 1,600,000 shares outstanding, redeemable on or after Sep. 15, 2008	40.0	40.0

	190.0	190.0
Less: discount	(6.2)	(6.2)

	183.8	183.8

Long-term debt, net:
Collateral Trust Bonds:
6.875%, due 2007	55.0	55.0
6%, due 2008	50.0	50.0
7.25%, matured in 2006	-	60.0

	105.0	165.0
First Mortgage Bonds:
8%, due 2007, partially retired early in 2006	24.8	25.0

Pollution Control Revenue Bonds:
3.6%, due 2008	2.3	2.3
6.25%, due 2009	1.0	1.0
Variable rate (4.15% at Dec. 31, 2006), due 2010	3.2	3.2
Variable rate (3.85% at Dec. 31, 2006), due 2014	38.4	38.4
3.6% through October 2008 (variable or fixed rate thereafter), due 2023	10.0	10.0

	54.9	54.9
Other:
Senior debentures, 6.625%, due 2009	135.0	135.0
Senior debentures, 6.75%, due 2011	200.0	200.0
Senior debentures, 5.875%, due 2018	100.0	100.0
Senior debentures, 5.5%, due 2025	50.0	50.0
Senior debentures, 6.45%, due 2033	100.0	100.0
Senior debentures, 6.3%, due 2034	125.0	125.0

	710.0	710.0

Total, gross	894.7	954.9
Less:
Current maturities	(79.8)	(60.0)
Unamortized debt discount, net	(1.4)	(1.6)

Total long-term debt, net	813.5	893.3

Total capitalization	$2,159.6	$2,229.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Common
	Stock	Capital	Earnings	Loss	Equity

	(in millions)
2004:
Beginning balance (a)	$33.4	$646.1	$372.4	($17.1)	$1,034.8
Earnings available for common stock			110.3		110.3
Minimum pension liability adjustment,
net of tax of ($1.0)				(1.0)	(1.0)

Total comprehensive income					109.3
Common stock dividends			(102.0)		(102.0)
Capital contribution from parent		100.0			100.0
Other		0.2			0.2

Ending balance	33.4	746.3	380.7	(18.1)	1,142.3

2005:
Earnings available for common stock			149.7		149.7
Minimum pension liability adjustment,
net of tax of ($16.6)				(29.4)	(29.4)

Total comprehensive income					120.3
Common stock dividends			(109.9)		(109.9)
Other		0.1			0.1

Ending balance	33.4	746.4	420.5	(47.5)	1,152.8

2006:
Earnings available for common stock			157.0		157.0
Minimum pension liability adjustment,
net of tax of $29.2				46.8	46.8

Total comprehensive income					203.8
Common stock dividends			(219.8)		(219.8)
Capital contribution from parent		26.0			26.0
SFAS 158 transition adjustment,
net of tax of ($0.8) (Note 6(a))				(0.9)	(0.9)
Other		0.4			0.4

Ending balance	$33.4	$772.8	$357.7	($1.6)	$1,162.3

(a)	Accumulated other comprehensive loss at Jan. 1, 2004 consisted entirely of minimum pension liability adjustments.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as modified below, the Alliant Energy Corporation (Alliant Energy) “Notes to Consolidated Financial Statements” are incorporated by reference insofar as they relate to Interstate Power and Light Company (IPL) and incorporate the disclosures relating to IPL contained in the following notes of the Alliant Energy “Notes to Consolidated Financial Statements”:

Summary of Significant Accounting Policies	Note 1(a) to 1(c), 1(e) to 1(g), 1(i) to 1(k), 1(m) to 1(o),
1(r), 1(t) to 1(v)
Leases	Note 3
Sales of Accounts Receivable	Note 4(a)
Income Taxes	Note 5
Benefit Plans	Note 6
Common and Preferred Stock	Note 7
Debt	Note 8
Investments	Note 9(c), 9(d)
Fair Value of Financial Instruments	Note 10
Derivative Financial Instruments	Note 11
Commitments and Contingencies	Note 12(b) to 12(g)
Jointly-Owned Electric Utility Plant	Note 13
Goodwill and Other Intangible Assets	Note 15
Sale of IPL’s Interest in the Duane Arnold
Energy Center (DAEC)	Note 18
Asset Retirement Obligations (AROs)	Note 19
Variable Interest Entities	Note 20
Related Parties	Note 21
Proposed Sale of IPL’s Electric Transmission Assets	Note 22

The notes that follow herein set forth additional specific information for IPL and are numbered to be consistent with the Alliant Energy “Notes to Consolidated Financial Statements.”

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The consolidated financial statements include the accounts of IPL and its consolidated subsidiaries. IPL is a direct subsidiary of Alliant Energy and is engaged principally in the generation, transmission, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and the provision of steam and various other energy-related services. IPL’s primary service territories are located in Iowa and southern Minnesota.

(3) LEASES

(a) Operating Leases - IPL’s operating lease rental expenses for 2006, 2005 and 2004 were $5.9 million, $6.7 million and $6.7 million, respectively. Contingent rentals from operating leases that were excluded from these amounts were $1.6 million, $2.3 million and $2.7 million for 2006, 2005 and 2004, respectively. At Dec. 31, 2006, IPL’s future minimum operating lease payments, excluding contingent rentals, were as follows (in millions):

	2007	2008	2009	2010	2011	Thereafter	Total
Synthetic leases	$1	$1	$2	$4	$--	$--	$8
Other	4	4	4	3	2	9	26
	$5	$5	$6	$7	$2	$9	$34

The synthetic leases in the above table relate to the financing of certain utility railcars. The entities that lease these assets to IPL do not meet the consolidation requirements per Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities,” and are not included on IPL’s Consolidated Balance Sheets. IPL has guaranteed the residual value of its synthetic leases which total $6 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease with remaining terms up to four years. Residual value guarantee amounts have been included in the above table.

(5) INCOME TAXES

The components of income tax expense (benefit) for IPL were as follows (in millions):

	2006	2005	2004
Current tax expense (benefit):
Federal	$44.5	$66.1	$28.5
State	2.2	9.9	(1.3)
Deferred tax expense (benefit):
Federal	36.5	8.0	40.1
State	(5.9)	3.0	(2.0)
Research and development tax credits	(0.8)	(2.8)	--
Investment tax credits and other	(7.1)	(3.4)	(3.6)
	$69.4	$80.8	$61.7

Alliant Energy files a consolidated federal income tax return. Under the terms of an agreement between Alliant Energy and its subsidiaries, the subsidiaries calculate their respective federal income tax provisions and make payments to or receive payments from Alliant Energy as if they were separate taxable entities.

In 2006, 2005 and 2004, IPL realized net benefits (expenses) of $8.6 million, $6.6 million and ($1.3) million, respectively, related to state apportionment and allocation of parent tax benefits.

The overall effective income tax rates shown in the following table were computed by dividing total income tax expense by income before income taxes.

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	1.6	3.6	1.4
Effect of rate making on property related differences	0.1	1.5	2.3
Research and development tax credits	(0.2)	(1.1)	--
Adjustment of prior period taxes	(1.0)	(5.9)	(3.9)
Amortization of investment tax credits	(1.1)	(1.3)	(1.9)
DAEC sale	(3.1)	--	--
Other items, net	(2.6)	1.1	--
Overall effective income tax rate	28.7%	32.9%	32.9%

In 2006, IPL recorded $7.5 million of income tax benefits related to the sale of IPL’s interest in DAEC. These income tax benefits included the recognition of the unamortized balance of deferred investment tax credits of $4.5 million and the reversal of excess deferred taxes related to DAEC property, plant and equipment. Pursuant to the Iowa Utilities Board order approving the DAEC sale, these income tax benefits were excluded from the regulatory liability established upon the sale. Refer to Note 6(a) and Notes 1(b) and 18 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of the DAEC sale. In 2005, IPL recorded $7.5 million of income tax benefit related to the impact of issues resolved in a federal income tax audit, which are reflected in “Adjustment of prior period taxes” in the above table.

Consistent with rate making treatment, deferred taxes are offset in the table below for temporary differences which have related regulatory assets and liabilities. The deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at Dec. 31 arise from the following temporary differences (in millions):

	2006			2005
	Deferred	Deferred Tax		Deferred	Deferred Tax
	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net
Property	$--	$405.9	$405.9	$--	$450.3	$450.3
Pension and other benefit
obligations	--	8.0	8.0	(45.9)	--	(45.9)
Decommissioning	--	--	--	(30.4)	--	(30.4)
Investment tax credits	(9.7)	--	(9.7)	(14.7)	--	(14.7)
Regulatory liability - DAEC sale	(22.7)	--	(22.7)	--	--	--
Emission allowances	(23.6)	--	(23.6)	(14.7)	--	(14.7)
Other	(18.6)	8.7	(9.9)	(19.5)	24.8	5.3
	($74.6)	$422.6	$348.0	($125.2)	$475.1	$349.9

	2006	2005
Other current assets	($7.2)	$--
Other current liabilities	--	8.3
Deferred income taxes	355.2	341.6
Total deferred tax liabilities	$348.0	$349.9

(6) BENEFIT PLANS

(a) Pension Plans and Other Postretirement Benefits - Substantially all of IPL’s employees are covered by several non-contributory defined benefit pension plans. The assumptions at the measurement date of Sep. 30 for IPL’s qualified pension benefits and other postretirement benefits were equal to the assumptions used for Alliant Energy’s pension benefits and other postretirement benefits, respectively, except for the rate of compensation increase for its qualified pension benefits. IPL’s rates of compensation increase for its qualified pension benefits were 3.5% for 2006, 2005 and 2004.

The components of IPL’s qualified pension benefits and other postretirement benefits costs were as follows (in millions):

	Qualified Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Service cost	$7.3	$6.5	$6.1	$3.7	$3.7	$3.4
Interest cost	14.5	13.8	12.7	7.1	7.8	7.4
Expected return on plan assets	(16.6)	(16.0)	(13.5)	(5.8)	(5.2)	(4.8)
Amortization of:
Transition (asset) obligation	(0.1)	(0.2)	(0.2)	0.5	0.9	0.9
Prior service cost (credit)	1.1	1.3	1.3	(1.1)	(0.9)	(0.8)
Actuarial loss	2.8	2.0	2.0	2.5	3.4	2.9
Special termination benefits	--	--	--	--	0.5	--
Income statement impacts	9.0	7.4	8.4	6.9	10.2	9.0
DAEC curtailment loss (gain)	0.6	--	--	(0.3)	--	--
DAEC settlement gain, net	(1.6)	--	--	(4.1)	--	--
	$8.0	$7.4	$8.4	$2.5	$10.2	$9.0

In the above table, the pension benefits costs represent only those respective costs for bargaining unit employees of IPL covered under the bargaining unit pension plans that are sponsored by IPL. The other postretirement benefits costs represent costs for all IPL employees. Alliant Energy Corporate Services, Inc. (Corporate Services) provides services to IPL. The following table includes qualified pension benefits costs for IPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated pension and other postretirement benefits costs associated with Corporate Services for IPL as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Non-bargaining IPL employees
participating in other plans	($2.8)	$1.3	$3.0	N/A	N/A	N/A
Allocated Corporate Services costs	3.4	3.5	3.5	$2.0	$2.4	$2.6

Included in pension benefits for non-bargaining IPL employees participating in other plans for 2006 were a net settlement gain of ($3.8) million and a curtailment loss of $0.1 million related to the sale of DAEC. These items were included as components of the regulatory liability recorded with the DAEC sale and did not have an impact on IPL’s results of operations for 2006. Refer to Notes 1(b), 5 and 18 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of the DAEC sale.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefits costs. A 1% change in the medical trend rates for 2006, holding all other assumptions constant, would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$0.9	($0.8)
Effect on postretirement benefit obligation	$8.3	($7.9)

The benefit obligations and assets associated with IPL’s non-bargaining employees who are participants in other Alliant Energy plans are reported in Alliant Energy’s Consolidated Financial Statements and are not reported in the following tables. A reconciliation of the funded status of IPL’s qualified pension benefits and other postretirement benefits plans to the amounts recognized on IPL’s Consolidated Balance Sheets at Dec. 31 was as follows (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Change in projected benefit obligation:
Net projected benefit obligation at beginning of year	$267.4	$226.8	$135.6	$133.2
Service cost	7.3	6.5	3.7	3.7
Interest cost	14.5	13.8	7.1	7.8
Plan participants’ contributions	--	--	0.6	0.5
Plan amendments	--	--	(8.8)	(1.2)
Actuarial (gain) loss	(22.6)	28.8	2.1	(0.6)
Special termination benefits	--	--	--	0.5
DAEC divestiture/settlement	(13.3)	--	(5.9)	--
Gross benefits paid	(9.8)	(8.5)	(9.5)	(8.3)
Federal subsidy on other postretirement benefits paid	--	--	0.4	--
Net projected benefit obligation at measurement date	243.5	267.4	125.3	135.6

Change in plan assets:
Fair value of plan assets at beginning of year	194.0	181.7	75.9	68.1
Actual return on plan assets	16.7	20.8	5.2	5.7
Employer contributions	15.0	--	5.3	9.9
Plan participants’ contributions	--	--	0.6	0.5
DAEC divestiture/settlement	(5.9)	--	--	--
Gross benefits paid	(9.8)	(8.5)	(9.5)	(8.3)
Fair value of plan assets at measurement date	210.0	194.0	77.5	75.9

Funded status at measurement date	(33.5)	(73.4)	(47.8)	(59.7)
Unrecognized net actuarial loss (a)	n/a	70.1	n/a	45.0
Unrecognized prior service cost (credit) (a)	n/a	7.1	n/a	(3.2)
Unrecognized net transition obligation (asset) (a)	n/a	(0.1)	n/a	4.2
Net amount recognized at measurement date	(33.5)	3.7	(47.8)	(13.7)
Contributions paid after Sep. 30 and prior to Dec. 31	26.0	--	0.7	2.9
Federal subsidy on other postretirement benefits paid	--	--	(0.1)	--
Net amount recognized at Dec. 31	($7.5)	$3.7	($47.2)	($10.8)

Amounts recognized on the Consolidated
Balance Sheets consist of:
Prepaid pension costs (b)	n/a	$3.9	n/a	$2.0
Intangible assets (b)	n/a	7.1	n/a	--
Accrued benefit cost (b)	n/a	(0.3)	n/a	(12.8)
Additional minimum liability (b)	n/a	(32.7)	n/a	--
Accumulated other comprehensive loss (AOCL) (c)	n/a	25.7	n/a	--
Pension and other benefit obligations	($7.5)	n/a	($47.2)	n/a
Net amount recognized at Dec. 31	($7.5)	$3.7	($47.2)	($10.8)

Amounts recognized in Regulatory Assets and
AOCL consist of (c):
Net actuarial loss	$38.8	n/a	$43.4	n/a
Prior service cost (credit)	5.3	n/a	(8.1)	n/a
Transition obligation	--	n/a	1.2	n/a
	$44.1	n/a	$36.5	n/a

(a)

As a result of the adoption of Statement of Financial Accounting Standards (SFAS) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” as of Dec. 31, 2006, these amounts were recorded on the financial statements and this reconciliation is no longer applicable.

(b)

As a result of the adoption of SFAS 158 as of Dec. 31, 2006, IPL recognized the underfunded status of its pension benefits and other postretirement benefits plans as assets or liabilities on its Consolidated Balance Sheet as of Dec. 31, 2006 and this item is no longer applicable for 2006.

(c)

Refer to the table for amounts recognized in “Regulatory assets” and “Accumulated other comprehensive loss” on IPL’s Consolidated Balance Sheet, Note 1(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for regulatory asset impacts and IPL’s Consolidated Statement of Changes in Common Equity for other comprehensive income impacts.

In addition to the amounts recognized in “Regulatory assets” and “AOCL” in the previous table, at Dec. 31, 2006 and 2005, Corporate Services allocated Regulatory Assets and AOCL of $57 million and $54 million, respectively, to IPL.

The incremental effect of applying SFAS 158 on individual line items on IPL’s Consolidated Balance Sheet at Dec. 31, 2006 was as follows (in millions):

	Before		After
	Application of	Increase	Application of
	SFAS 158	(Decrease)	SFAS 158
Long-term pension and other benefit assets (a)	$34.1	($29.0)	$5.1
Long-term regulatory assets	224.4	72.5	296.9
Intangible assets (a)	5.5	(5.5)	--
Current benefit liability (b)	--	0.4	0.4
Long-term intercompany payable related to pension obligations (c)	15.7	6.6	22.3
Deferred income tax liabilities	363.7	(8.5)	355.2
Pension and other benefit obligations	29.9	40.4	70.3
Accumulated other comprehensive loss, before tax	(1.1)	(1.7)	(2.8)
Accumulated other comprehensive loss, after tax	(0.7)	(0.9)	(1.6)
Total common equity	1,163.2	(0.9)	1,162.3
(a)	Included in “Deferred charges and other” on IPL’s Consolidated Balance Sheet.
(b)	Included in “Other current liabilities” on IPL’s Consolidated Balance Sheet.
(c)	Included in “Other long-term liabilities and deferred credits” on IPL’s Consolidated Balance Sheet.

Included in the following table are IPL’s accumulated benefit obligations, aggregate amounts applicable to qualified pension and other postretirement benefits with accumulated benefit obligations in excess of plan assets, as well as qualified pension plans with projected benefit obligations in excess of plan assets as of the measurement date of Sep. 30 (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Accumulated benefit obligation	$212.1	$223.1	$125.3	$135.6
Plans with accumulated benefit obligations in excess
of plan assets:
Accumulated benefit obligations	151.2	223.1	125.3	135.6
Fair value of plan assets	141.4	194.0	77.5	75.9
Plans with projected benefit obligations in excess
of plan assets:
Projected benefit obligations	243.5	267.4	N/A	N/A
Fair value of plan assets	210.0	194.0	N/A	N/A

Postretirement benefit plans are funded via specific assets within certain retirement plans (401(h) assets) as well as Voluntary Employees’ Beneficiary Association (VEBA) trusts. The asset allocation of the 401(h) assets mirror the qualified pension plan assets and the asset allocation of the VEBA trusts are reflected in the following table under “Other Postretirement Benefits Plans.” The asset allocation for IPL’s qualified pension and other postretirement benefits plans at Sep. 30, 2006 and 2005, and the qualified pension plan target allocation for 2006 were as follows:

				Other Postretirement
	Qualified Pension Plans			Benefits Plans
	Target	Percentage of Plan		Percentage of Plan
	Allocation	Assets at Sep. 30,		Assets at Sep. 30,
Asset Category	2006	2006	2005	2006	2005
Equity securities	65-75%	73%	72%	61%	49%
Debt securities	20-35%	27%	28%	34%	34%
Other	0-5%	--	--	5%	17%
		100%	100%	100%	100%

Alliant Energy sponsors several non-qualified pension plans that cover certain current and former key employees. In 2006, 2005 and 2004, the pension expense allocated to IPL for these plans was $3.7 million, $3.1 million and $3.2 million, respectively.

IPL estimates that funding for the qualified pension plans for the bargaining units and other postretirement benefits plans during 2007 will be $0 and $5.5 million, respectively.

The expected benefit payments and Medicare subsidies, which reflect expected future service, as appropriate, are as follows (in millions):

	2007	2008	2009	2010	2011	2012 - 2016
Pension benefits	$10.2	$10.9	$11.6	$12.5	$13.7	$87.8
Other benefits	10.8	11.0	11.3	11.3	11.4	60.6
Medicare subsidies	(0.6)	(0.7)	(0.7)	(0.8)	(0.9)	(5.2)
	$20.4	$21.2	$22.2	$23.0	$24.2	$143.2

The estimated amortization from “Regulatory assets” and “Accumulated other comprehensive loss” on IPL’s Consolidated Balance Sheets into net periodic benefit cost in 2007 are as follows (in millions):

	Qualified	Other
	Pension	Postretirement
	Benefits	Benefits
Actuarial loss	$1.2	$2.8
Prior service cost (credit)	1.1	(1.7)
Transition obligation	--	0.2
	$2.3	$1.3

(8) DEBT

(b) Long-Term Debt - IPL’s debt maturities for 2007 to 2011 are $80 million, $52 million, $136 million, $3 million and $200 million, respectively. The carrying value of IPL’s long-term debt (including current maturities) at Dec. 31, 2006 and 2005 was $893 million and $953 million, respectively. The fair value, based upon the market yield of similar securities and quoted market prices, was $917 million and $1.0 billion at Dec. 31, 2006 and 2005, respectively. IPL’s unamortized debt issuance costs recorded in “Deferred charges and other” on IPL’s Consolidated Balance Sheets were $5.4 million and $6.0 million at Dec. 31, 2006 and 2005, respectively.

(12) COMMITMENTS AND CONTINGENCIES

(a) Construction and Acquisition Expenditures - IPL has made certain commitments in connection with its 2007 capital expenditures.

(b) Purchase Obligations - Based on the System Coordination and Operating Agreement, Alliant Energy annually allocates purchased power contracts to IPL and Wisconsin Power and Light Company (WPL), based on various factors such as resource mix, load growth and resource availability. The amounts in the following table reflect these allocated contracts. However, for 2007, system-wide purchased power contracts of $75.1 million (1.5 million megawatt-hours (MWhs)) have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known. Refer to Note 21 for additional information regarding the allocation of purchased power transactions. IPL enters into coal transportation contracts that are directly assigned to its specific generating stations, the amounts of which are included in the following table. Also included in the following table are IPL’s respective portion of coal and coal transportation contracts related to jointly-owned generating stations not operated by IPL. In addition, Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL of $89.7 million (10.3 million tons) for 2007, $72.3 million (7.9 million tons) for 2008, $56.5 million (5.6 million tons) for 2009, $29.6 million (2.8 million tons) for 2010, $16.9 million (1.4 million tons) for 2011, and $7.0 million (0.4 million tons) for 2012 and beyond, to allow flexibility for the changing needs of the quantity of coal consumed by each. Coal contract quantities are allocated to specific IPL or WPL generating stations at or before the time of delivery based on various factors including projected heat input requirements, combustion compatibility and efficiency. These system-wide coal contracts have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known. At Dec. 31, 2006, IPL’s minimum commitments were as follows (dollars and dekatherms (Dths) in millions; MWhs and tons in thousands):

	Purchased Power		Coal		Natural Gas
	Dollars	MWhs	Dollars	Tons	Dollars	Dths
2007	$165.5	3,168	$25.1	1,422	$66.0	6
2008	199.8	3,891	9.3	365	13.8	--
2009	169.3	3,268	9.1	332	11.6	--
2010	173.1	3,268	7.1	83	8.9	--
2011	178.4	3,268	5.4	--	4.4	--
Thereafter	418.6	7,082	16.0	--	8.9	--
	$1,304.7	23,945	$72.0	2,202	$113.6	6

The amounts related to IPL’s DAEC purchased power agreement (PPA), which assume a 90% capacity factor, are included in the above table. Also, at Dec. 31, 2006, IPL’s other purchase obligations, which represent individual commitments incurred during the normal course of business which exceeded $1.0 million at Dec. 31, 2006, were $3 million for 2007. This excludes lease obligations which are included in Note 3. Refer to Note 18 of Alliant Energy’s “Notes to Consolidated Financial Statements” for details on IPL’s DAEC PPA.

(14) SEGMENTS OF BUSINESS

IPL is a utility serving customers in Iowa and Minnesota and includes three segments: a) electric operations; b) gas operations; and c) other, which includes the operations of the steam business, various other energy-related products and services and the unallocated portions of the utility business. Refer to Notes 17, 18 and 22 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of IPL’s utility operations in Illinois which were sold in February 2007, IPL’s interest in DAEC which was sold in January 2006 and IPL’s proposed sale of its electric transmission assets, respectively. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in “Total.” Intersegment revenues were not material to IPL’s operations and there was no single customer whose revenues were 10% or more of IPL’s consolidated revenues. Certain financial information relating to IPL’s significant business segments was as follows (in millions):

	Electric	Gas	Other	Total
2006
Operating revenues	$1,331.6	$359.4	$63.8	$1,754.8
Depreciation and amortization	127.6	12.5	5.2	145.3
Operating income (loss)	283.7	21.3	(0.1)	304.9
Interest expense, net of allowance for funds used
during construction (AFUDC)				66.3
Interest income and other				(3.2)
Income tax expense				69.4
Net income				172.4
Preferred dividends				15.4
Earnings available for common stock				157.0
Total assets	2,954.5	414.2	259.9	3,628.6
Construction and acquisition expenditures	185.0	17.2	3.0	205.2

2005
Operating revenues	1,246.7	362.8	72.2	1,681.7
Depreciation and amortization	179.9	11.4	5.6	196.9
Operating income (loss)	291.1	14.7	(1.8)	304.0
Interest expense, net of AFUDC				61.0
Interest income and other				(2.9)
Income tax expense				80.8
Net income				165.1
Preferred dividends				15.4
Earnings available for common stock				149.7
Total assets	3,385.6	432.3	158.7	3,976.6
Construction and acquisition expenditures	244.8	26.2	1.2	272.2

2004
Operating revenues	1,069.2	316.0	74.4	1,459.6
Depreciation and amortization	171.2	11.6	5.6	188.4
Operating income	226.3	10.4	3.5	240.2
Interest expense, net of AFUDC				53.9
Interest income and other				(1.1)
Income tax expense				61.7
Net income				125.7
Preferred dividends				15.4
Earnings available for common stock				110.3
Total assets	3,319.8	403.9	145.4	3,869.1
Construction and acquisition expenditures	304.7	21.2	1.2	327.1

(16) SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2006				2005
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)

Operating revenues	$513.7	$357.7	$463.2	$420.2	$422.3	$349.9	$448.6	$460.9
Operating income	62.0	59.5	123.9	59.5	52.9	55.5	142.4	53.2
Net income	37.0	28.7	68.0	38.7	22.5	23.7	83.4	35.5
Earnings available for common stock	33.1	24.9	64.2	34.8	18.6	19.9	79.6	31.6

(17) ASSETS AND LIABILITIES HELD FOR SALE

In January 2006, IPL completed the sale of its interest in DAEC. Refer to Note 18 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of the DAEC sale. In February 2007, IPL completed the sale of its Illinois electric distribution and gas properties and received net proceeds of $28 million. IPL has applied the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” to these assets and liabilities, which are recorded as held for sale. The operating results of IPL’s interest in DAEC and its Illinois electric and gas utility properties were not reported as discontinued operations at Dec. 31, 2006. The assets and liabilities held for sale on IPL’s Consolidated Balance Sheets at Dec. 31 were as follows (in millions):

	2006	2005
Assets held for sale:
Property, plant and equipment:
Electric plant in service	$35.4	$626.7
Gas plant in service	13.3	13.0
Other plant in service	0.2	0.1
Accumulated depreciation	(17.2)	(412.6)
Net plant	31.7	227.2
Construction work in progress	0.1	3.6
Other, less accumulated depreciation	--	40.2
Property, plant and equipment, net	31.8	271.0
Current assets	--	13.0
Nuclear decommissioning trust funds	--	187.7
Other assets	1.1	17.9
Total assets held for sale	32.9	489.6
Liabilities held for sale:
Current liabilities	--	1.2
AROs	--	179.0
Other long-term liabilities	4.9	52.1
Total liabilities held for sale	4.9	232.3
Net assets held for sale	$28.0	$257.3

In January 2007, IPL announced its intention to sell its electric transmission assets located in Iowa, Minnesota and Illinois. However, these assets did not qualify as assets held for sale or discontinued operations at Dec. 31, 2006. Refer to Note 22 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of the proposed sale.

(21) RELATED PARTIES

IPL and WPL are parties to a System Coordination and Operating Agreement. The agreement, which has been approved by the Federal Energy Regulatory Commission (FERC), provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation and transmission (IPL only) systems of IPL and WPL. In addition, the agreement allows the interconnected system to be operated as a single entity with off-system sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases are allocated among IPL and WPL based on procedures included in the agreement. The sales allocated to IPL were $72 million, $76 million and $38 million for 2006, 2005 and 2004, respectively. The purchases allocated to IPL were $314 million, $146 million and $106 million for 2006, 2005 and 2004, respectively. The procedures were approved by both FERC and all state regulatory bodies having jurisdiction over these sales. Under the agreement, IPL and WPL are fully reimbursed for any generation expense incurred to support the sale to an affiliate or to a non-affiliate. Any margins on sales to non-affiliates are distributed to IPL and WPL in proportion to each utility’s share of electric production at the time of the sale.

Pursuant to a service agreement, IPL receives various administrative and general services from an affiliate, Corporate Services. These services are billed to IPL at cost based on payroll and other expenses incurred by Corporate Services for the benefit of IPL. These costs totaled $173 million, $157 million and $180 million for 2006, 2005 and 2004, respectively, and consisted primarily of employee compensation, benefits and fees associated with various professional services. At Dec. 31, 2006 and 2005, IPL had a net intercompany payable to Corporate Services of $66 million and $42 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Wisconsin Power and Light Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Wisconsin Power and Light Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in common equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 6(a) to the consolidated financial statements, at December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

March 1, 2007

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004

	(in millions)
Operating revenues:
Electric utility	$1,111.4	$1,073.9	$939.8
Gas utility	273.9	322.3	253.8
Other	16.0	13.4	16.2

	1,401.3	1,409.6	1,209.8

Operating expenses:
Electric production fuel and purchased power	649.5	600.8	431.5
Cost of gas sold	174.8	231.9	165.8
Other operation and maintenance	245.3	259.1	282.1
Depreciation and amortization	107.3	107.9	111.0
Taxes other than income taxes	39.5	35.3	36.6

	1,216.4	1,235.0	1,027.0

Operating income	184.9	174.6	182.8

Interest expense and other:
Interest expense	48.3	40.4	33.5
Equity income from unconsolidated investments	(27.0)	(26.3)	(25.0)
Allowance for funds used during construction	(2.6)	(3.3)	(4.5)
Interest income and other	(1.3)	(2.2)	(1.2)

	17.4	8.6	2.8

Income before income taxes	167.5	166.0	180.0

Income taxes	62.2	60.9	66.3

Net income	105.3	105.1	113.7

Preferred dividend requirements	3.3	3.3	3.3

Earnings available for common stock	$102.0	$101.8	$110.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2006	2005

	(in millions)
Property, plant and equipment:
Electric plant in service	$2,111.7	$2,047.1
Gas plant in service	325.6	319.4
Other plant in service	189.3	222.0
Accumulated depreciation	(1,054.7)	(1,054.6)

Net plant	1,571.9	1,533.9
Leased Sheboygan Falls Energy Facility, less accumulated amortization of $9.8 and $3.6	114.0	120.2
Construction work in progress	66.7	53.0
Other, less accumulated depreciation of $0.6 and $0.5	2.7	1.4

	1,755.3	1,708.5

Current assets:
Cash and cash equivalents	1.6	-
Accounts receivable:
Customer, less allowance for doubtful accounts of $1.5 and $2.1	153.1	167.5
Other, less allowance for doubtful accounts of $0.1 and $0.6	49.6	40.0
Production fuel, at weighted average cost	26.7	20.2
Materials and supplies, at weighted average cost	19.8	18.2
Gas stored underground, at weighted average cost	28.6	40.2
Regulatory assets	66.4	32.7
Prepaid gross receipts tax	35.6	31.8
Assets held for sale	24.3	26.1
Other	25.1	33.7

	430.8	410.4

Investments:
Investment in American Transmission Company LLC	166.2	152.4
Other	21.4	44.6

	187.6	197.0

Other assets:
Regulatory assets	211.8	168.9
Deferred charges and other	113.6	182.8

	325.4	351.7

Total assets	$2,699.1	$2,667.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
CAPITALIZATION AND LIABILITIES	2006	2005

	(in millions, except per
	share and share amounts)
Capitalization (Refer to Consolidated Statements of Capitalization):
Common stock - $5 par value - authorized 18,000,000 shares;
13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	568.6	525.8
Retained earnings	483.5	473.7
Accumulated other comprehensive loss	(7.5)	(3.1)

Total common equity	1,110.8	1,062.6

Cumulative preferred stock	60.0	60.0
Long-term debt, net (excluding current portion)	298.6	364.3

	1,469.4	1,486.9

Current liabilities:
Current maturities	105.0	-
Variable rate demand bonds	-	39.1
Commercial paper	134.9	93.5
Accounts payable	91.4	122.3
Accounts payable to associated companies	39.6	29.7
Regulatory liabilities	52.0	86.2
Derivative liabilities	44.4	19.0
Liabilities held for sale	1.3	2.2
Other	30.3	32.5

	498.9	424.5

Other long-term liabilities and deferred credits:
Deferred income taxes	255.5	224.8
Regulatory liabilities	168.7	191.9
Capital lease obligations - Sheboygan Falls Energy Facility	118.6	120.8
Pension and other benefit obligations	70.6	101.8
Other	117.4	116.9

	730.8	756.2

Commitments and contingencies (Note 12)

Total capitalization and liabilities	$2,699.1	$2,667.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004

	(in millions)
Cash flows from operating activities:
Net income	$105.3	$105.1	$113.7
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	107.3	107.9	111.0
Other amortizations	33.5	35.7	41.4
Deferred tax expense (benefit) and investment tax credits	41.6	(3.5)	8.5
Equity income from unconsolidated investments	(27.0)	(26.3)	(25.0)
Distributions from equity method investments	23.2	24.7	20.5
Other	(1.4)	(1.0)	(3.7)
Other changes in assets and liabilities:
Accounts receivable	4.8	(37.3)	(16.9)
Sale of accounts receivable	-	-	(50.0)
Income tax refunds receivable	(1.9)	-	16.8
Gas stored underground	11.6	(9.9)	(6.0)
Prepaid pension costs	(11.1)	(1.7)	(11.1)
Regulatory assets	(39.7)	(91.5)	(67.0)
Derivative assets	10.5	(12.4)	(3.4)
Accounts payable	(17.6)	36.4	8.6
Accrued taxes	(7.3)	1.7	3.2
Regulatory liabilities	(58.1)	23.2	(18.7)
Derivative liabilities	26.0	13.8	3.1
Pension and benefit obligations	(15.3)	15.4	55.9
Other	(21.8)	(3.7)	18.4

Net cash flows from operating activities	162.6	176.6	199.3

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(162.5)	(185.3)	(211.5)
Proceeds from asset sales	4.1	80.1	-
Purchases of securities within nuclear decommissioning trusts	-	(6.1)	(209.5)
Sales of securities within nuclear decommissioning trusts	-	83.4	357.7
Changes in restricted cash within nuclear decommissioning trusts	23.5	(17.3)	(151.1)
Other	(14.1)	2.3	0.1

Net cash flows used for investing activities	(149.0)	(42.9)	(214.3)

Cash flows used for financing activities:
Common stock dividends	(92.2)	(89.8)	(89.0)
Preferred stock dividends	(3.3)	(3.3)	(3.3)
Capital contribution from parent	42.6	-	-
Proceeds from issuance of long-term debt	39.1	-	100.0
Reductions in long-term debt	(39.1)	(88.0)	(62.0)
Net change in short-term borrowings	41.4	46.5	47.0
Other	(0.5)	0.8	(4.7)

Net cash flows used for financing activities	(12.0)	(133.8)	(12.0)

Net increase (decrease) in cash and cash equivalents	1.6	(0.1)	(27.0)

Cash and cash equivalents at beginning of period	-	0.1	27.1

Cash and cash equivalents at end of period	$1.6	$-	$0.1

Supplemental cash flows information:
Cash paid during the period for:
Interest	$48.7	$41.9	$31.3

Income taxes, net of refunds	$31.4	$64.1	$40.4

Noncash investing and financing activities:
Capital lease obligations incurred	$-	$123.8	$-

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
	2006	2005

	(dollars in millions, except
	per share amounts)
Common equity (Refer to Consolidated Balance Sheets)	$1,110.8	$1,062.6

Cumulative preferred stock:
Cumulative, without par value, not mandatorily redeemable - authorized 3,750,000 shares, maximum aggregate stated value $150, redeemable any time:
$100 stated value - 4.50% series, 99,970 shares outstanding	10.0	10.0
$100 stated value - 4.80% series, 74,912 shares outstanding	7.5	7.5
$100 stated value - 4.96% series, 64,979 shares outstanding	6.5	6.5
$100 stated value - 4.40% series, 29,957 shares outstanding	3.0	3.0
$100 stated value - 4.76% series, 29,947 shares outstanding	3.0	3.0
$100 stated value - 6.20% series, 150,000 shares outstanding	15.0	15.0
$25 stated value - 6.50% series, 599,460 shares outstanding	15.0	15.0

	60.0	60.0

Long-term debt, net:
Pollution Control Revenue Bonds:
2006 Series A, variable rate (3.85% at Dec. 31, 2006), due 2015	14.6	-
2006 Series B, variable rate (3.85% at Dec. 31, 2006), due 2014 and 2015	24.5	-

	39.1	-
First Mortgage Bonds:
1984 Series A, variable rate (3.8% at Dec. 31, 2005), due 2014, retired early in 2006	-	8.5
1988 Series A, variable rate (3.7% at Dec. 31, 2005), due 2015, retired early in 2006	-	14.6
1991 Series A, variable rate (3.88% at Dec. 31, 2005), due 2015, retired early in 2006	-	16.0

	-	39.1
Other:
Debentures, 7%, due 2007	105.0	105.0
Debentures, 5.7%, due 2008	60.0	60.0
Debentures, 7.625%, due 2010	100.0	100.0
Debentures, 6.25%, due 2034	100.0	100.0

	365.0	365.0

Total, gross	404.1	404.1
Less:
Current maturities	(105.0)	-
Variable rate demand bonds	-	(39.1)
Unamortized debt discount, net	(0.5)	(0.7)

Total long-term debt, net	298.6	364.3

Total capitalization	$1,469.4	$1,486.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Common
	Stock	Capital	Earnings	Loss	Equity

	(in millions)
2004:
Beginning balance (a)	$66.2	$525.6	$440.3	($20.3)	$1,011.8
Earnings available for common stock			110.4		110.4
Minimum pension liability adjustment,
net of tax of $11.7				17.6	17.6

Total comprehensive income					128.0
Common stock dividends			(89.0)		(89.0)
Other		0.1			0.1

Ending balance	66.2	525.7	461.7	(2.7)	1,050.9

2005:
Earnings available for common stock			101.8		101.8
Minimum pension liability adjustment,
net of tax of ($0.3)				(0.4)	(0.4)

Total comprehensive income					101.4
Common stock dividends			(89.8)		(89.8)
Other		0.1			0.1

Ending balance	66.2	525.8	473.7	(3.1)	1,062.6

2006:
Earnings available for common stock			102.0		102.0
Minimum pension liability adjustment,
net of tax of $0.7				0.8	0.8

Total comprehensive income					102.8
Common stock dividends			(92.2)		(92.2)
Capital contribution from parent		42.6			42.6
SFAS 158 transition adjustment,
net of tax of ($4.2) (Note 6(a))				(5.2)	(5.2)
Other		0.2			0.2

Ending balance	$66.2	$568.6	$483.5	($7.5)	$1,110.8

(a)	Accumulated other comprehensive loss at Jan. 1, 2004 consisted entirely of minimum pension liability adjustments.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

WISCONSIN POWER AND LIGHT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as modified below, the Alliant Energy Corporation (Alliant Energy) “Notes to Consolidated Financial Statements” are incorporated by reference insofar as they relate to Wisconsin Power and Light Company (WPL) and incorporate the disclosures relating to WPL contained in the following notes of the Alliant Energy “Notes to Consolidated Financial Statements”:

Summary of Significant Accounting Policies	Note 1(a) to 1(c), 1(e) to 1(g), 1(i) to 1(k), 1(m) to 1(o), 1(q), 1(r), 1(t) to 1(v)
Utility Rate Matters	Note 2
Leases	Note 3(a)
Income Taxes	Note 5
Benefit Plans	Note 6
Common and Preferred Stock	Note 7
Debt	Note 8
Investments	Note 9(c), 9(d)
Fair Value of Financial Instruments	Note 10
Derivative Financial Instruments	Note 11
Commitments and Contingencies	Note 12(b) to 12(f)
Jointly-Owned Electric Utility Plant	Note 13
Asset Retirement Obligations (AROs)	Note 19
Variable Interest Entities	Note 20
Related Parties	Note 21

The notes that follow herein set forth additional specific information for WPL and are numbered to be consistent with the Alliant Energy “Notes to Consolidated Financial Statements.”

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The consolidated financial statements include the accounts of WPL and its principal consolidated subsidiaries WPL Transco LLC and South Beloit Water, Gas and Electric Company (South Beloit). In February 2007, WPL completed the sale of its Illinois electric distribution and gas properties within South Beloit. Refer to Note 17 for further discussion. WPL is a direct subsidiary of Alliant Energy and is engaged principally in the generation, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and various other energy-related services. WPL’s service territories are located in south and central Wisconsin.

(3) LEASES

(a) Operating Leases - WPL has entered into various agreements related to property, plant and equipment rights that are accounted for as operating leases. WPL’s most significant operating leases relate to certain purchased power agreements (PPAs). These PPAs contain fixed rental payments related to capacity and transmission rights and contingent rental payments related to the energy portion (actual megawatt-hours (MWhs)) of the respective agreements. Rental expenses associated with WPL’s operating leases were as follows (in millions):

	2006	2005	2004
Operating lease rental expenses (excluding contingent rentals)	$90	$91	$63
Contingent rentals related to certain PPAs	23	28	33
Other contingent rentals	1	--	1
	$114	$119	$97

At Dec. 31, 2006, WPL’s future minimum operating lease payments, excluding contingent rentals, were as follows (in millions):

	2007	2008	2009	2010	2011	Thereafter	Total
Certain PPAs	$79	$72	$63	$57	$58	$76	$405
Synthetic leases	7	3	3	5	1	7	26
Other	2	1	1	2	1	4	11
	$88	$76	$67	$64	$60	$87	$442

The synthetic leases in the above table relate to the financing of certain utility railcars and a utility radio dispatch system. The entities that lease these assets to WPL do not meet the consolidation requirements per Financial Accounting Standards Board

Interpretation No. 46R, “Consolidation of Variable Interest Entities,” and are not included on WPL’s Consolidated Balance Sheets. WPL has guaranteed the residual value of its synthetic leases which total $8 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease with remaining terms up to nine years. Residual value guarantee amounts have been included in the above table.

(b) Capital Lease - In the second quarter of 2005, WPL entered into a 20-year agreement with Alliant Energy Resources, Inc.’s (Resources’) Non-regulated Generation business to lease the Sheboygan Falls Energy Facility (SFEF), with an option for two lease renewal periods thereafter. The lease became effective in June 2005 when SFEF began commercial operations. WPL is responsible for the operation of SFEF and has exclusive rights to its output. In May 2005, the Public Service Commission of Wisconsin (PSCW) approved this affiliated lease agreement with initial monthly payments of approximately $1.3 million. The lease payments were based on a 50% debt to capital ratio, a return on equity of 10.9%, a cost of debt based on the cost of senior notes issued by Resources’ Non-regulated Generation business in June 2005 and certain costs incurred to construct the facility. In accordance with its order approving the lease agreement, the PSCW will review the capital structure, return on equity and cost of debt every five years from the date of the final decision. The capital lease is amortized using the straight-line method over the 20-year lease term. WPL’s retail rate cases, beginning with the 2005/2006 retail rate case that became effective in July 2005, include recovery of the monthly SFEF lease payment amounts from WPL’s customers. In 2006 and 2005, SFEF lease expenses were $19.3 million and $11.3 million ($13.1 million and $7.7 million included in “Interest expense” and $6.2 million and $3.6 million included in “Depreciation and amortization” in WPL’s Consolidated Statements of Income), respectively. At Dec. 31, 2006, WPL’s estimated future minimum capital lease payments for SFEF were as follows (in millions):

							Less: amount	Present value of net
					There-		representing	minimum capital
2007	2008	2009	2010	2011	after	Total	interest	lease payments
$15	$15	$15	$15	$15	$203	$278	$157	$121

(5) INCOME TAXES

The components of income tax expense (benefit) for WPL were as follows (in millions):

	2006	2005	2004
Current tax expense:
Federal	$18.9	$53.0	$45.2
State	2.4	13.4	13.3
Deferred tax expense (benefit):
Federal	36.6	(3.5)	9.7
State	6.6	1.4	0.4
Investment tax credits	(1.5)	(1.5)	(1.6)
Research and development tax credits	(0.8)	(1.9)	(0.7)
	$62.2	$60.9	$66.3

Alliant Energy files a consolidated federal income tax return. Under the terms of an agreement between Alliant Energy and its subsidiaries, the subsidiaries calculate their respective federal income tax provisions and make payments to or receive payments from Alliant Energy as if they were separate taxable entities.

In 2006, 2005 and 2004, WPL realized net benefits of $0.1 million, $1.5 million and $1.2 million, respectively, related to state apportionment and allocation of parent tax benefits.

The overall effective income tax rates shown in the following table were computed by dividing total income tax expense by income before income taxes.

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	5.6	7.5	6.2
Adjustment of prior period taxes	--	(0.7)	(1.5)
Research and development tax credits	(0.5)	(1.2)	(0.4)
Amortization of excess deferred taxes	(0.6)	(0.9)	(0.5)
Amortization of investment tax credits	(0.9)	(0.9)	(0.9)
Other items, net	(1.5)	(2.1)	(1.1)
Overall effective income tax rate	37.1%	36.7%	36.8%

Consistent with rate making treatment, deferred taxes are offset in the table below for temporary differences which have related regulatory assets and liabilities. The deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at Dec. 31 arise from the following temporary differences (in millions):

	2006			2005
	Deferred	Deferred Tax		Deferred	Deferred Tax
	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net
Property	$--	$212.2	$212.2	$--	$214.2	$214.2
Investment in American
Transmission Co. LLC (ATC)	--	46.3	46.3	--	43.7	43.7
Prepaid gross receipts tax	--	14.1	14.1	--	--	--
Pension and other benefit
obligations	--	7.9	7.9	--	7.8	7.8
Regulatory liability -
decommissioning	(8.6)	--	(8.6)	(28.3)	--	(28.3)
Investment tax credits	(11.0)	--	(11.0)	(12.0)	--	(12.0)
Customer advances	(12.8)	--	(12.8)	(12.7)	--	(12.7)
Other	(20.6)	21.4	0.8	(17.8)	22.7	4.9
	($53.0)	$301.9	$248.9	($70.8)	$288.4	$217.6

			2006			2005
Other current assets			($6.6)			($7.2)
Deferred income taxes			255.5			224.8
Total deferred tax (assets) and liabilities			$248.9			$217.6

(6) BENEFIT PLANS

(a) Pension Plans and Other Postretirement Benefits - Substantially all of WPL’s employees are covered by non-contributory defined benefit pension plans. The assumptions at the measurement date of Sep. 30 for WPL’s qualified pension benefits and other postretirement benefits were equal to the assumptions used for Alliant Energy’s pension benefits and other postretirement benefits, respectively, except for the rate of compensation increase for its qualified pension benefits. WPL’s rates of compensation increase for its qualified pension benefits were 3.5% for 2006, 2005 and 2004.

The components of WPL’s qualified pension benefits and other postretirement benefits costs were as follows (in millions):

	Qualified Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Service cost	$6.1	$5.3	$5.0	$4.2	$4.4	$4.0
Interest cost	13.2	12.2	11.2	5.4	6.3	5.4
Expected return on plan assets	(17.9)	(17.0)	(15.9)	(1.8)	(1.8)	(1.7)
Amortization of:
Transition obligation	--	--	--	0.8	1.1	1.1
Prior service cost (credit)	0.8	0.8	0.6	(0.1)	--	--
Actuarial loss	4.5	3.4	3.0	1.2	2.4	1.4
Special termination benefits	--	--	--	--	0.1	--
Income statement impacts	6.7	4.7	3.9	9.7	12.5	10.2
Special termination benefits	--	--	--	--	1.0	--
	$6.7	$4.7	$3.9	$9.7	$13.5	$10.2

In the above table, the pension benefits costs represent only those respective costs for bargaining unit employees of WPL covered under the bargaining unit pension plan that is sponsored by WPL. The other postretirement benefits costs represent costs for all WPL employees. Alliant Energy Corporate Services, Inc. (Corporate Services) provides services to WPL. The following table includes qualified pension benefits costs for WPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated pension and other postretirement benefits costs associated with Corporate Services for WPL as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Non-bargaining WPL employees
participating in other plans	$0.9	$0.8	$0.5	N/A	N/A	N/A
Allocated Corporate Services costs	2.2	2.2	2.1	$1.3	$2.9	$1.6

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefits costs. A 1% change in the medical trend rates for 2006, holding all other assumptions constant, would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$0.8	($0.7)
Effect on postretirement benefit obligation	$5.1	($5.1)

The benefit obligations and assets associated with WPL’s non-bargaining employees who are participants in other Alliant Energy plans are reported in Alliant Energy’s Consolidated Financial Statements and are not reported in the following tables. A reconciliation of the funded status of WPL’s qualified pension benefits and other postretirement benefits plans to the amounts recognized on WPL’s Consolidated Balance Sheets at Dec. 31 was as follows (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Change in projected benefit obligation:
Net projected benefit obligation at beginning of year	$237.3	$202.5	$98.3	$105.3
Service cost	6.1	5.3	4.2	4.4
Interest cost	13.2	12.2	5.4	6.3
Plan participants’ contributions	--	--	1.9	1.8
Plan amendments	--	--	(12.2)	--
Actuarial (gain) loss	(15.0)	24.9	(1.1)	(12.7)
Special termination benefits	--	--	--	1.1
Gross benefits paid	(8.2)	(7.6)	(7.9)	(7.9)
Federal subsidy on other postretirement benefits paid	--	--	0.4	--
Net projected benefit obligation at measurement date	233.4	237.3	89.0	98.3

Change in plan assets:
Fair value of plan assets at beginning of year	214.7	192.9	20.6	20.7
Actual return on plan assets	18.8	22.4	1.6	1.9
Employer contributions	--	7.0	5.3	4.1
Plan participants’ contributions	--	--	1.9	1.8
Gross benefits paid	(8.2)	(7.6)	(7.9)	(7.9)
Fair value of plan assets at measurement date	225.3	214.7	21.5	20.6

Funded status at measurement date	(8.1)	(22.6)	(67.5)	(77.7)
Unrecognized net actuarial loss (a)	n/a	78.1	n/a	21.3
Unrecognized prior service cost (credit) (a)	n/a	7.3	n/a	(0.1)
Unrecognized net transition obligation (a)	n/a	--	n/a	8.0
Net amount recognized at measurement date	(8.1)	62.8	(67.5)	(48.5)
Contributions paid after Sep. 30 and prior to Dec. 31	6.0	--	2.2	1.7
Federal subsidy on other postretirement benefits paid	--	--	(0.2)	--
Net amount recognized at Dec. 31	($2.1)	$62.8	($65.5)	($46.8)

Amounts recognized on the Consolidated
Balance Sheets consist of:
Prepaid pension costs (b)	n/a	$62.8	n/a	$1.8
Accrued benefit cost (b)	n/a	--	n/a	(48.6)
Deferred charges and other	$--	n/a	$2.3	n/a
Other current liabilities	--	n/a	(5.8)	n/a
Pension and other benefit obligations	(2.1)	n/a	(62.0)	n/a
Net amount recognized at Dec. 31	($2.1)	$62.8	($65.5)	($46.8)

	Qualified Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Amounts recognized in Regulatory Assets and
Accumulated Other Comprehensive Loss (AOCL)
consist of:
Net actuarial loss	$57.7	n/a	$19.4	n/a
Prior service cost (credit)	6.5	n/a	(5.2)	n/a
	$64.2	n/a	$14.2	n/a

(a)

As a result of the adoption of Statement of Financial Accounting Standards (SFAS) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” as of Dec. 31, 2006, these amounts were recorded on the financial statements and this reconciliation is no longer applicable.

(b)

As a result of the adoption of SFAS 158 as of Dec. 31, 2006, WPL recognized the underfunded status of its pension benefits and other postretirement benefits plans as assets or liabilities on its Consolidated Balance Sheet as of Dec. 31, 2006 and these items are no longer applicable for 2006.

Refer to Note 1(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of regulatory authorizations which allow WPL to record the retail portion of its previously unrecognized net actuarial loss, prior service costs and credits, and transition assets and obligations in “Regulatory assets” in lieu of “Accumulated other comprehensive loss” on its Consolidated Balance Sheets.

In addition to the amounts recognized in “Regulatory assets” and “AOCL” in the previous table, at Dec. 31, 2006 and 2005, Corporate Services allocated Regulatory Assets and AOCL of $48 million and $51 million, respectively, to WPL.

The incremental effect of applying SFAS 158 on individual line items on WPL’s Consolidated Balance Sheet at Dec. 31, 2006 was as follows (in millions):

	Before		After
	Application of	Increase	Application of
	SFAS 158	(Decrease)	SFAS 158
Long-term pension and other benefit assets (a)	$78.9	($67.1)	$11.8
Long-term regulatory assets	137.5	74.3	211.8
Intangible assets (a)	0.4	(0.4)	--
Current benefit liability (b)	--	5.8	5.8
Long-term intercompany payable related to pension obligations (c)	8.0	5.9	13.9
Deferred income tax liabilities	265.9	(10.4)	255.5
Pension and other benefit obligations	59.9	10.7	70.6
Accumulated other comprehensive loss, before tax	(3.8)	(9.4)	(13.2)
Accumulated other comprehensive loss, after tax	(2.3)	(5.2)	(7.5)
Total common equity	1,116.0	(5.2)	1,110.8
(a)	Included in “Deferred charges and other” on WPL’s Consolidated Balance Sheet.
(b)	Included in “Other current liabilities” on WPL’s Consolidated Balance Sheet.
(c)	Included in “Other long-term liabilities and deferred credits” on WPL’s Consolidated Balance Sheet.

Included in the following table are WPL’s accumulated benefit obligations, amounts applicable to qualified pension and other postretirement benefits with accumulated benefit obligations in excess of plan assets, as well as qualified pension plans with projected benefit obligations in excess of plan assets as of the measurement date of Sep. 30 (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Accumulated benefit obligation	$212.7	$211.7	$89.0	$98.3
Plans with accumulated benefit obligations in excess
of plan assets:
Accumulated benefit obligations	--	--	88.2	96.9
Fair value of plan assets	--	--	17.9	17.1
Plans with projected benefit obligations in excess
of plan assets:
Projected benefit obligations	233.4	237.3	N/A	N/A
Fair value of plan assets	225.3	214.7	N/A	N/A

Postretirement benefit plans are funded via specific assets within certain retirement plans (401(h) assets) as well as a Voluntary Employees’ Beneficiary Association (VEBA) trust. The asset allocation of the 401(h) assets mirror the qualified pension plan assets and the asset allocation of the VEBA trust are reflected in the following table under “Other Postretirement Benefits Plans.” The asset allocation for WPL’s qualified pension and other postretirement benefits plans at Sep. 30, 2006 and 2005, and the qualified pension plan target allocation for 2006 were as follows:

				Other Postretirement
	Qualified Pension Plan			Benefits Plans
	Target	Percentage of Plan		Percentage of Plan
	Allocation	Assets at Sep. 30,		Assets at Sep. 30,
Asset Category	2006	2006	2005	2006	2005
Equity securities	65-75%	73%	72%	57%	63%
Debt securities	20-35%	27%	28%	23%	18%
Other	0-5%	--	--	20%	19%
		100%	100%	100%	100%

Alliant Energy sponsors several non-qualified pension plans that cover certain current and former key employees. In 2006, 2005 and 2004, the pension expense allocated to WPL for these plans was $2.1 million, $1.9 million and $1.8 million, respectively.

WPL estimates that funding for the qualified pension plan for the bargaining unit and other postretirement benefits plans during 2007 will be $0 and $6.6 million, respectively.

The expected benefit payments and Medicare subsidies, which reflect expected future service, as appropriate, are as follows (in millions):

	2007	2008	2009	2010	2011	2012 - 2016
Pension benefits	$8.6	$8.7	$8.9	$9.4	$10.3	$69.0
Other benefits	7.1	7.6	7.9	7.3	7.6	45.2
Medicare subsidies	(0.6)	(0.6)	(0.6)	(0.6)	(0.6)	(3.7)
	$15.1	$15.7	$16.2	$16.1	$17.3	$110.5

The estimated amortization from “Regulatory assets” and “Accumulated other comprehensive loss” on WPL’s Consolidated Balance Sheets into net periodic benefit cost in 2007 are as follows (in millions):

	Qualified	Other
	Pension	Postretirement
	Benefits	Benefits
Actuarial loss	$2.9	$1.1
Prior service cost (credit)	0.8	(1.0)
	$3.7	$0.1

(8) DEBT

(b) Long-Term Debt - WPL’s debt maturities for 2007 to 2011 are $105 million, $60 million, $0, $100 million and $0, respectively. The carrying value of WPL’s long-term debt (including current maturities and variable rate demand bonds) at Dec. 31, 2006 and 2005 was $404 million and $403 million, respectively. The fair value, based upon the market yield of similar securities and quoted market prices, at Dec. 31, 2006 and 2005 was $418 million and $425 million, respectively. WPL’s unamortized debt issuance costs recorded in “Deferred charges and other” on WPL’s Consolidated Balance Sheets were $2.5 million and $3.0 million at Dec. 31, 2006 and 2005, respectively.

(9) INVESTMENTS

(a) Unconsolidated Equity Investments - WPL’s unconsolidated investments accounted for under the equity method of accounting are as follows (dollars in millions):

	Ownership	Carrying Value
	Interest at	at Dec. 31,		Equity Income
	Dec. 31, 2006	2006	2005	2006	2005	2004
ATC (a)	18%	$166	$152	($24)	($21)	($19)
Wisconsin River Power Company	50%	9	10	(3)	(5)	(6)
		$175	$162	($27)	($26)	($25)

(a)	WPL has the ability to exercise significant influence over ATC’s financial and operating policies through its participation on ATC’s Board of Directors.

Summary financial information from the financial statements of these investments is as follows (in millions):

	2006	2005	2004
Operating revenues	$347	$303	$270
Operating income	163	131	107
Net income	128	106	91
As of Dec. 31:
Current assets	36	34
Non-current assets	1,873	1,536
Current liabilities	306	142
Non-current liabilities	777	757

(12) COMMITMENTS AND CONTINGENCIES

(a) Construction and Acquisition Expenditures - WPL has made certain commitments in connection with its 2007 capital expenditures.

(b) Purchase Obligations - Based on the System Coordination and Operating Agreement, Alliant Energy annually allocates purchased power contracts to Interstate Power and Light Company (IPL) and WPL, based on various factors such as resource mix, load growth and resource availability. The amounts in the following table reflect these allocated contracts. However, for 2007, system-wide purchased power contracts of $75.1 million (1.5 million MWhs) have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known. Refer to Note 21 for additional information regarding the allocation of purchased power transactions. WPL enters into coal transportation contracts that are directly assigned to its specific generating stations, the amounts of which are included in the following table. In addition, Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL of $89.7 million (10.3 million tons) for 2007, $72.3 million (7.9 million tons) for 2008, $56.5 million (5.6 million tons) for 2009, $29.6 million (2.8 million tons) for 2010, $16.9 million (1.4 million tons) for 2011, and $7.0 million (0.4 million tons) for 2012 and beyond, to allow flexibility for the changing needs of the quantity of coal consumed by each. Coal contract quantities are allocated to specific IPL or WPL generating stations at or before the time of delivery based on various factors including projected heat input requirements, combustion compatibility and efficiency. These system-wide coal contracts have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known. At Dec. 31, 2006, WPL’s minimum commitments were as follows (dollars and dekatherms (Dths) in millions; MWhs and tons in thousands):

	Purchased Power		Coal		Natural Gas
	Dollars	MWhs	Dollars	Tons	Dollars	Dths
2007	$106.8	2,309	$9.1	--	$64.0	6
2008	145.3	2,849	6.6	--	27.7	--
2009	90.3	1,831	6.6	--	24.7	--
2010	90.0	2,001	6.6	--	21.7	--
2011	68.8	1,830	6.6	--	16.9	--
Thereafter	161.7	3,836	19.6	--	77.2	--
	$662.9	14,656	$55.1	--	$232.2	6

The amounts related to WPL’s Kewaunee Nuclear Power Plant PPA are included in the above table. Also, at Dec. 31, 2006, WPL’s other purchase obligations, which represent individual commitments incurred during the normal course of business which exceeded $1.0 million at Dec. 31, 2006, were $3 million for 2007 and $1 million for 2008. This excludes lease obligations which are included in Note 3.

(14) SEGMENTS OF BUSINESS

WPL is a utility serving customers in Wisconsin and includes three segments: a) electric operations; b) gas operations; and c) other, which includes various other energy-related products and services and the unallocated portions of the utility business. Refer to Note 17 for discussion of WPL’s utility operations in Illinois which were sold in February 2007. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in “Total.” In 2006, 2005 and 2004, gas revenues included $17 million, $51 million and $20 million, respectively, for sales to the electric segment. All other intersegment revenues were not material to WPL’s operations and there was no single customer whose revenues were 10% or more of WPL’s consolidated revenues. Certain financial information relating to WPL’s significant business segments was as follows (in millions):

	Electric	Gas	Other	Total
2006
Operating revenues	$1,111.4	$273.9	$16.0	$1,401.3
Depreciation and amortization	92.8	14.5	--	107.3
Operating income	143.9	40.0	1.0	184.9
Interest expense, net of allowance for funds used
during construction (AFUDC)				45.7
Equity income from unconsolidated investments	(27.0)	--	--	(27.0)
Interest income and other				(1.3)
Income tax expense				62.2
Net income				105.3
Preferred dividends				3.3
Earnings available for common stock				102.0
Total assets	2,131.4	351.9	215.8	2,699.1
Investments in equity method subsidiaries	175.3	--	--	175.3
Construction and acquisition expenditures	141.8	18.9	1.8	162.5

2005
Operating revenues	1,073.9	322.3	13.4	1,409.6
Depreciation and amortization	92.7	14.6	0.6	107.9
Operating income (loss)	146.5	33.4	(5.3)	174.6
Interest expense, net of AFUDC				37.1
Equity income from unconsolidated investments	(26.3)	--	--	(26.3)
Interest income and other				(2.2)
Income tax expense				60.9
Net income				105.1
Preferred dividends				3.3
Earnings available for common stock				101.8
Total assets	2,070.2	380.2	217.2	2,667.6
Investments in equity method subsidiaries	162.5	--	--	162.5
Construction and acquisition expenditures	164.5	20.2	0.6	185.3

2004
Operating revenues	939.8	253.8	16.2	1,209.8
Depreciation and amortization	95.7	14.8	0.5	111.0
Operating income (loss)	164.9	24.8	(6.9)	182.8
Interest expense, net of AFUDC				29.0
Equity income from unconsolidated investments	(25.0)	--	--	(25.0)
Interest income and other				(1.2)
Income tax expense				66.3
Net income				113.7
Preferred dividends				3.3
Earnings available for common stock				110.4
Total assets	2,097.5	333.3	225.3	2,656.1
Investments in equity method subsidiaries	154.3	--	--	154.3
Construction and acquisition expenditures	189.1	20.2	2.2	211.5

(16) SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2006				2005
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)

Operating revenues	$380.8	$301.4	$368.4	$350.7	$341.1	$303.1	$368.4	$397.0
Operating income	56.9	34.1	38.8	55.1	40.5	27.4	55.1	51.6
Net income	32.7	17.9	22.6	32.1	23.9	15.6	34.4	31.2
Earnings available for common stock	31.9	17.0	21.8	31.3	23.1	14.7	33.6	30.4

(17) ASSETS AND LIABILITIES HELD FOR SALE

In February 2007, WPL completed the sale of its Illinois electric distribution and gas properties within South Beloit and received net proceeds of $23 million. In July 2006, WPL completed the sale of the water utility within South Beloit for $4 million. WPL has applied the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” to the South Beloit assets and liabilities, which are recorded as held for sale. The operating results of South Beloit were not reported as discontinued operations at Dec. 31, 2006. The assets and liabilities held for sale on WPL’s Consolidated Balance Sheets at Dec. 31 were as follows (in millions):

	2006	2005
Assets held for sale:
Property, plant and equipment:
Electric plant in service	$21.6	$20.3
Gas plant in service	13.8	12.7
Other plant in service	--	6.7
Accumulated depreciation	(13.2)	(14.2)
Net plant	22.2	25.5
Construction work in progress	2.1	0.6
Property, plant and equipment, net	24.3	26.1
Liabilities held for sale:
Long-term liabilities	1.3	2.2
Net assets held for sale	$23.0	$23.9

(21) RELATED PARTIES

IPL and WPL are parties to a System Coordination and Operating Agreement. The agreement, which has been approved by the Federal Energy Regulatory Commission (FERC), provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation and transmission (IPL only) systems of IPL and WPL. In addition, the agreement allows the interconnected system to be operated as a single entity with off-system sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases are allocated among IPL and WPL based on procedures included in the agreement. The sales allocated to WPL were $24 million, $40 million and $25 million for 2006, 2005 and 2004, respectively. The purchases allocated to WPL were $444 million, $466 million and $279 million for 2006, 2005 and 2004, respectively. The procedures were approved by both FERC and all state regulatory bodies having jurisdiction over these sales. Under the agreement, IPL and WPL are fully reimbursed for any generation expense incurred to support the sale to an affiliate or to a non-affiliate. Any margins on sales to non-affiliates are distributed to IPL and WPL in proportion to each utility’s share of electric production at the time of the sale.

Pursuant to a service agreement, WPL receives various administrative and general services from an affiliate, Corporate Services. These services are billed to WPL at cost based on payroll and other expenses incurred by Corporate Services for the benefit of WPL. These costs totaled $124 million, $113 million and $129 million for 2006, 2005 and 2004, respectively, and consisted primarily of employee compensation, benefits and fees associated with various professional services. At Dec. 31, 2006 and 2005, WPL had a net intercompany payable to Corporate Services of $61 million and $45 million, respectively.

In 2004, Resources’ Non-regulated Generation business billed WPL $7 million related to the construction of SFEF, which WPL leases from Resources. Refer to Note 3(b) for discussion of WPL’s capital lease related to SFEF.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the quarter ended Dec. 31, 2006 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended Dec. 31, 2006.

The information required by Item 9A relating to “Management’s Annual Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” is incorporated herein by reference to the relevant information in Item 8 Financial Statements and Supplementary Data. There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended Dec. 31, 2006 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ALLIANT ENERGY AND IPL

The directors of Alliant Energy and IPL are the same and therefore the information required by Item 10 relating to directors and nominees for election of directors is the same for both registrants. The information required by Item 10 relating to directors and nominees for election of directors at the 2007 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information under the caption “Election of Directors” in Alliant Energy’s Proxy Statement for the 2007 Annual Meeting of Shareowners (the 2007 Alliant Energy Proxy Statement), which will be filed with the SEC within 120 days after the end of Alliant Energy’s and IPL’s fiscal years. The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Alliant Energy Proxy Statement. Information regarding executive officers of Alliant Energy and IPL may be found in Part I of this report under the caption “Executive Officers of the Registrants.” The information required by Item 10 relating to audit committees and audit committee financial experts is incorporated herein by reference to the relevant information under the caption “Meetings and Committees of the Board” in the 2007 Alliant Energy Proxy Statement. The code of ethics of Alliant Energy and IPL are the same. The information required by Item 10 relating to Alliant Energy’s and IPL’s code of ethics is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2007 Alliant Energy Proxy Statement.

WPL

The information required by Item 10 relating to directors and nominees for election of directors at the 2007 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information under the caption “Election of Directors” in WPL’s Proxy Statement for the 2007 Annual Meeting of Shareowners (the 2007 WPL Proxy Statement), which will be filed with the SEC within 120 days after the end of WPL’s fiscal year. The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 WPL Proxy Statement. Information regarding executive officers of WPL may be found in Part I of this report under the caption “Executive Officers of the Registrants.” The information required by Item 10 relating to audit committees and audit committee financial experts is incorporated herein by reference to the relevant information under the caption “Meetings and Committees of the Board” in the 2007 WPL Proxy Statement. The code of ethics of Alliant Energy and WPL are the same therefore the information required by Item 10 relating to WPL’s code of ethics is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2007 Alliant Energy Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

ALLIANT ENERGY

The information required by Item 11 is incorporated herein by reference to the relevant information under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change-in-Control” and “Director Compensation” in the 2007 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL AND WPL

The directors and executive officers for IPL and WPL for which compensation information must be included are the same. Therefore, the information required by Item 11 for each of IPL and WPL is incorporated herein by reference to the relevant information under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change-in-Control” and “Director Compensation” in the 2007 WPL Proxy Statement, which will be filed with the SEC within 120 days after the end of IPL’s and WPL’s fiscal years.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

ALLIANT ENERGY

Information regarding Alliant Energy’s equity compensation plans as of Dec. 31, 2006 was as follows (N/A = Not applicable):

(C)
	(A)	(B)	Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise of	outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (A))
Equity compensation plans
approved by shareowners	2,123,789 (a)	$27.78	3,154,596 (b)
Equity compensation plans not
approved by shareowners	N/A (c)	N/A	N/A (d)
	2,123,789	$27.78	3,154,596

(a)

Represents performance shares and options to purchase shares of Alliant Energy’s common stock granted under the Alliant Energy Long-Term Equity Incentive Plan (LTEIP) and the 2002 Equity Incentive Plan (EIP). The performance shares are paid out in shares of Alliant Energy’s common stock, cash, or a combination of cash and stock and are adjusted by a performance multiplier, which ranges from zero to 200%, based on the performance criteria. The performance shares included in column (A) of the table reflect an assumed payout at a performance multiplier of 200% except for the performance shares issued in the first quarter of 2007 which were determined based on the performance criteria and the elections for payout made by the participants as of Dec. 31, 2006.

(b)

All of the available shares under the EIP may be issued upon the exercise of stock options or may be issued as awards in the form of stock appreciation rights, restricted stock, restricted stock units, performance shares or performance units. Excludes 332,449 shares of restricted common stock previously issued and outstanding under the EIP for which the restrictions have not lapsed.

(c)

As of Dec. 31, 2006, there were 276,995 shares of Alliant Energy’s common stock outstanding under the Alliant Energy Key Employee Deferred Compensation Plan (KEDCP) and the Alliant Energy Deferred Compensation Plan for Directors (DDCP) described below.

(d)	There is no limit on the number of shares of Alliant Energy’s common stock that may be held under the KEDCP and the DDCP.

Deferred Compensation Plans - Alliant Energy maintains a KEDCP under which participants may defer up to 100% of base salary, incentive compensation and eligible supplemental executive retirement plan payments. Participants who have made the maximum allowed contribution to the Alliant Energy 401(k) Savings Plan may receive an additional credit to the deferred compensation plan. Alliant Energy also maintains a DDCP under which directors may elect to defer all or part of their retainer fee. Key employees and directors may elect to have their deferrals credited to an interest account or a company stock account. The company stock account is held in a rabbi trust. Payments from the company stock account will be made in shares of Alliant Energy common stock.

The remainder of the information required by Item 12 is incorporated herein by reference to the relevant information under the caption “Ownership of Voting Securities” in the 2007 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL

To IPL’s knowledge, no shareowner beneficially owned 5% or more of IPL’s 8.375% or 7.10% Cumulative Preferred Stock as of Dec. 31, 2006. None of the directors or executive officers of IPL own any shares of IPL’s 8.375% or 7.10% Cumulative Preferred Stock.

WPL

The information required by Item 12 is incorporated herein by reference to the relevant information under the caption “Ownership of Voting Securities” in the 2007 WPL Proxy Statement, which will be filed with the SEC within 120 days after the end of WPL’s fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ALLIANT ENERGY AND IPL

The information required by Item 13 for each of Alliant Energy and IPL is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2007 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s and IPL’s fiscal years.

WPL

The information required by Item 13 is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2007 WPL Proxy Statement, which will be filed with the SEC within 120 days after the end of WPL’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

ALLIANT ENERGY

The information required by Item 14 is incorporated herein by reference to the relevant information under the caption “Report of the Audit Committee” in the 2007 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL

IPL’s Audit Committee of the Board of Directors (Committee) has adopted a policy that requires advance approval of all audit, audit-related, tax and other permitted services performed by the independent registered public accounting firm. The policy provides for pre-approval by the Committee of specifically defined audit and non-audit services after the Committee is provided with the appropriate level of details regarding the specific services to be provided. The policy does not permit delegation of the Committee’s authority to management. In the event the need for specific services arises between Committee meetings, the Committee has delegated to the Chairperson of the Committee authority to approve permitted services provided that the Chairperson reports any decisions to the Committee at its next scheduled meeting. The principal accounting fees billed to Alliant Energy by its independent registered public accounting firm, all of which were approved in advance by the Committee, directly related and allocated to IPL for 2006 and 2005 were as follows (in thousands):

	2006		2005
	Fees	% of Total	Fees	% of Total
Audit Fees	$739	80%	$1,234	85%
Audit-related Fees	67	7%	71	5%
Tax Fees	81	9%	111	8%
All Other Fees	39	4%	35	2%
	$926	100%	$1,451	100%

Audit-related fees consisted of the fees billed for employee benefits plan audits and attest services not required by statute or regulations. Tax fees consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning, including all services performed by the professional staff in the independent registered public accounting firm’s tax division, except those rendered in connection with the audit. All other fees primarily consisted of license fees for tax and accounting research software products. The Committee does not consider the provision of non-audit services by the independent registered public accounting firm described above to be incompatible with maintaining independent registered public accounting firm independence.

WPL

The information required by Item 14 is incorporated herein by reference to the relevant information under the caption “Report of the Audit Committee” in the 2007 WPL Proxy Statement, which will be filed with the SEC within 120 days after the end of WPL’s fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements - Refer to “Index to Financial Statements” in Item 8 Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules - Schedule II. Valuation and Qualifying Accounts and Reserves

NOTE: All other schedules are omitted because they are not applicable or not required, or because that required information is shown either in the consolidated financial statements or in the notes thereto.

(3)	Exhibits Required by SEC Regulation S-K - The following Exhibits are filed herewith or incorporated herein by reference.

2.1	Asset Sale Agreement, dated Jan. 18, 2007, between IPL and ITC Midwest LLC (incorporated by reference to Exhibit 2.1 to Alliant Energy’s Form 8-K, dated Jan. 18, 2007 (File No. 1-9894))

3.1

Restated Articles of Incorporation of Alliant Energy, as amended (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Registration Statement on Form S-8, dated July 26, 2004 (Registration No. 333-117654))

3.2	Restated Bylaws of Alliant Energy, effective Dec. 6, 2006 (incorporated by reference to Exhibit 3.1 to Alliant Energy’s Form 8-K, dated Dec. 6, 2006 (File No. 1-9894))

3.3	Restated Articles of Incorporation of WPL, as amended (incorporated by reference to Exhibit 3.1 to WPL’s Form 10-Q for the quarter ended June 30, 1994 (File No. 0-337))

3.4	Restated Bylaws of WPL, effective Dec. 6, 2006 (incorporated by reference to Exhibit 3.2 to WPL’s Form 8-K, dated Dec. 6, 2006 (File No. 0-337))

3.5	Restated Articles of Incorporation of IPL (incorporated by reference to Exhibit 3.5 to IPL’s Form 10-K for the year 2003 (File No. 0-4117-1))

3.6	Restated Bylaws of IPL, effective Dec. 6, 2006 (incorporated by reference to Exhibit 3.3 to IPL’s Form 8-K, dated Dec. 6, 2006 (File No. 0-4117-1))

4.1

Second Amended and Restated Five Year Credit Agreement, dated Nov. 7, 2006, among Alliant Energy and the Banks set forth therein (incorporated by reference to Exhibit 99.1 to Alliant Energy’s Form 8-K, dated Nov. 7, 2006 (File No. 1-9894))

4.2

Rights Agreement, dated Jan. 20, 1999, between Alliant Energy and Wells Fargo Bank Minnesota, N.A., successor (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Registration Statement on Form 8-A, dated Jan. 20, 1999 (File No. 1-9894))

4.3

Second Amended and Restated Five Year Credit Agreement, dated Nov. 7, 2006, among WPL and the Banks set forth therein (incorporated by reference to Exhibit 99.3 to WPL’s Form 8-K, dated Nov. 7, 2006 (File No. 0-337))

4.4

Indenture of Mortgage or Deed of Trust dated Aug. 1, 1941, between WPL and U.S. Bank N.A. (U.S. Bank) and Richard H. Prokosch, successor, as Trustees, filed as Exhibit 7(a) in File No. 2-6409, and the indentures supplemental thereto dated, respectively, Jan. 1, 1948, Sep. 1, 1948, June 1, 1950, April 1, 1951, April 1, 1952, Sep. 1, 1953, Oct. 1, 1954, March 1, 1959, May 1, 1962, Aug. 1, 1968, June 1, 1969, Oct. 1, 1970, July 1, 1971, April 1, 1974, Dec. 1, 1975, May 1, 1976, May 15, 1978, Aug. 1, 1980, Jan. 15, 1981, Aug. 1, 1984, Jan. 15, 1986, June 1, 1986, Aug. 1, 1988, Dec. 1, 1990, Sep. 1, 1991, Oct. 1, 1991, March 1, 1992, May 1, 1992, June 1, 1992 and July 1, 1992 (Second Amended Exhibit 7(b) in File No. 2-7361; Amended Exhibit 7(c) in File No. 2-7628; Amended Exhibit 7.02 in File No. 2-8462; Amended Exhibit 7.02 in File No. 2-8882; Second Amendment Exhibit 4.03 in File No. 2-9526; Amended Exhibit 4.03 in File No. 2-10406; Amended Exhibit 2.02 in File No. 2-11130; Amended Exhibit 2.02 in File No. 2-14816; Amended Exhibit 2.02 in File No. 2-20372; Amended Exhibit 2.02 in File No. 2-29738; Amended Exhibit 2.02 in File No. 2-32947; Amended Exhibit 2.02 in File No. 2-38304; Amended Exhibit 2.02 in File No. 2-40802; Amended Exhibit 2.02 in File No. 2-50308; Exhibit 2.01(a) in File No. 2-57775; Amended Exhibit 2.02 in File No. 2-56036; Amended Exhibit 2.02 in File No. 2-61439; Exhibit 4.02 in File No. 2-70534; Amended Exhibit 4.03 in File No. 2-70534; Exhibit 4.02 in File No. 33-2579; Amended Exhibit 4.03 in File No. 33-2579; Amended Exhibit 4.02 in File No. 33-4961; Exhibit 4.24 in File No. 33-45726, Exhibit 4.25 in File No. 33-45726, Exhibit 4.26 in File No. 33-45726, Exhibit 4.27 in File No. 33-45726, Exhibit 4.1 to WPL’s Form 8-K dated March 9, 1992, Exhibit 4.1 to WPL’s Form 8-K dated May 12, 1992, Exhibit 4.1 to WPL’s Form 8-K dated June 29, 1992 and Exhibit 4.1 to WPL’s Form 8-K dated July 20, 1992 (File No. 0-337))

4.5

Indenture, dated as of June 20, 1997, between WPL and U.S. Bank, as Trustee, relating to debt securities (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WPL’s Registration Statement on Form S-3 (Registration No. 33-60917))

4.6	Officers’ Certificate, dated as of June 25, 1997, creating WPL’s 7% debentures due June 15, 2007 (incorporated by reference to Exhibit 4 to WPL’s Form 8-K, dated June 25, 1997 (File No. 0-337))

4.7	Officers’ Certificate, dated as of Oct. 27, 1998, creating WPL’s 5.7% debentures due Oct. 15, 2008 (incorporated by reference to Exhibit 4 to WPL’s Form 8-K, dated Oct. 27, 1998 (File No. 0-337))

4.8	Officers’ Certificate, dated as of March 1, 2000, creating WPL’s 7-5/8% debentures due March 1, 2010 (incorporated by reference to Exhibit 4 to WPL’s Form 8-K, dated March 1, 2000 (File No. 0-337))

4.9	Officers’ Certificate, dated as of July 28, 2004, creating WPL’s 6.25% debentures due July 31, 2034 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, dated July 28, 2004 (File No. 0-337))

4.10

Second Amended and Restated Five Year Credit Agreement, dated Nov. 7, 2006, among IPL and the Banks set forth therein (incorporated by reference to Exhibit 99.2 to IPL’s Form 8-K, dated Nov. 7, 2006 (File No. 0-4117-1))

4.11

Indenture of Mortgage and Deed of Trust, dated as of Sep. 1, 1993, between IPL and The Bank of New York Trust Co., N.A. (The Bank of New York Trust) (formerly known as (f/k/a) J.P. Morgan Trust Company, N.A. (J.P. Morgan Trust)), successor, as Trustee (incorporated by reference to Exhibit 4(c) to IPL’s Form 10-Q for the quarter ended Sep. 30, 1993), and the indentures supplemental thereto dated, respectively, Oct. 1, 1993, Nov. 1, 1993, March 1, 1995, Sep. 1, 1996, April 1, 1997, June 9, 2005 and July 20, 2006 (Exhibit 4(d) to IPL’s Form 10-Q dated Nov. 12, 1993, Exhibit 4(e) to IPL’s Form 10-Q dated Nov. 12, 1993, Exhibit 4(b) to IPL’s Form 10-Q dated May 12, 1995, Exhibit 4(c)(i) to IPL’s Form 8-K dated Sep. 19, 1996, Exhibit 4(a) to IPL’s Form 10-Q dated May 14, 1997, Exhibit 4.1 to IPL’s Form 10-Q dated Aug. 8, 2005 and Exhibit 4.1 to IPL’s Form 10-Q dated Nov. 3, 2006 (File No. 0-4117-1))

4.12

Indenture of Mortgage and Deed of Trust, dated as of Aug. 1, 1940, between IPL and The Bank of New York Trust (f/k/a J.P. Morgan Trust), successor, as Trustee (incorporated by reference to Exhibit 2(a) to IPL’s Registration Statement, File No. 2-25347), and the indentures supplemental thereto dated, respectively, March 1, 1941, July 15, 1942, Aug. 2, 1943, Aug. 10, 1944, Nov. 10, 1944, Aug. 8, 1945, July 1, 1946, July 1, 1947, Dec. 15, 1948, Nov. 1, 1949, Nov. 10, 1950, Oct. 1, 1951, March 1, 1952, Nov. 5, 1952, Feb. 1, 1953, May 1, 1953, Nov. 3, 1953, Nov. 8, 1954, Jan. 1, 1955, Nov. 1, 1955, Nov. 9, 1956, Nov. 6, 1957, Nov. 4, 1958, Nov. 3, 1959, Nov. 1, 1960, Jan. 1, 1961, Nov. 7, 1961, Nov. 6, 1962, Nov. 5, 1963, Nov. 4, 1964, Nov. 2, 1965, Sep. 1, 1966, Nov. 30, 1966, Nov. 7, 1967, Nov. 5, 1968, Nov. 1, 1969, Dec. 1, 1970, Nov. 2, 1971, May 1, 1972, Nov. 7, 1972, Nov. 7, 1973, Sep. 10, 1974, Nov. 5, 1975, July 1, 1976, Nov. 1, 1976, Dec. 1, 1977, Nov. 1, 1978, Dec. 1, 1979, Nov. 1, 1981, Dec. 1, 1980, Dec. 1, 1982, Dec. 1, 1983, Dec. 1, 1984, March 1, 1985, March 1, 1988, Oct. 1, 1988, May 1, 1991, March 1, 1992, Oct. 1, 1993, Nov. 1, 1993, March 1, 1995, Sep. 1, 1996, April 1, 1997, June 9, 2005 and May 5, 2006 (Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 4.10 in IPL’s Form 10-K for the year 1966, Exhibit 4.10 in IPL’s Form 10-K for the year 1966, Exhibit 4.10 in IPL’s Form 10-K for the year 1967, Exhibit 4.10 in IPL’s Form 10-K for the year 1968, Exhibit 4.10 in IPL’s Form 10-K for the year 1969, Exhibit 1 in IPL’s Form 8-K dated December 1970, Exhibit 2(g) in File No. 2-43131, Exhibit 1 in IPL’s Form 8-K dated May 1972, Exhibit 2(i) in File No. 2-56078, Exhibit 2(j) in File No. 2-56078, Exhibit 2(k) in File No. 2-56078, Exhibit 2(l) in File No. 2-56078, Exhibit 1 in IPL’s Form 8-K dated July 1976, Exhibit 1 in IPL’s Form 8-K dated December 1976, Exhibit 2(o) in File No. 2-60040, Exhibit 1 in IPL’s Form 10-Q dated June 30, 1979, Exhibit 2(q) in Form S-16 in File No. 2-65996, Exhibit 2 in IPL’s Form 10-Q dated March 31, 1982, Exhibit 4(s) in IPL’s Form 10-K for the year 1981, Exhibit 4(t) in IPL’s Form 10-K for the year 1982, Exhibit 4(u) in IPL’s Form 10-K for the year 1983, Exhibit 4(v) in IPL’s Form 10-K for the year 1984, Exhibit 4(w) in IPL’s Form 10-K for the year 1984, Exhibit 4(b) in IPL’s Form 10-Q dated May 12, 1988, Exhibit 4(c) in IPL’s Form 10-Q dated Nov. 10, 1988, Exhibit 4(d) in IPL’s Form 10-Q dated Aug. 13, 1991, Exhibit 4(c) in IPL’s Form 10-K for the year 1991, Exhibit 4(a) in IPL’s Form 10-Q dated Nov. 12, 1993, Exhibit 4(b) in IPL’s Form 10-Q dated Nov. 12, 1993, Exhibit 4(a) in IPL’s Form 10-Q dated May 12, 1995, Exhibit 4(f) in IPL’s Form 8-K dated Sep. 19, 1996, Exhibit 4(b) in IPL’s Form 10-Q dated May 14, 1997, Exhibit 4.2 in IPL’s Form 10-Q dated Aug. 8, 2005 and Exhibit 4.1 in IPL’s Form 10-Q dated Aug. 4, 2006)

4.13

Indenture (For Senior Unsecured Debt Securities), dated as of Aug. 1, 1997, between IPL and The Bank of New York Trust (f/k/a J.P. Morgan Trust), successor, as Trustee (incorporated by reference to Exhibit 4(j) to IPL’s Registration Statement, File No. 333-32097)

4.14

The Original through the Nineteenth Supplemental Indentures of IPL, successor, to JPMorgan Chase Bank, N.A. and James P. Freeman, successor, as Trustee, dated Jan. 1, 1948 securing First Mortgage Bonds (incorporated by reference to Exhibits 4(b) through 4(t) to Interstate Power Company’s (IPC’s) Registration Statement No. 33-59352 dated March 11, 1993)

4.14a

Twentieth Supplemental Indenture of IPL, successor, to JPMorgan Chase Bank, N.A. and James P. Freeman, successor, as Trustees, dated May 15, 1993 (incorporated by reference to Exhibit 4(u) to IPC’s Registration Statement No. 33-59352 dated March 11, 1993)

4.14b

Twenty-First Supplemental Indenture of IPL, successor, to JPMorgan Chase Bank, N.A. and James P. Freeman, as Trustees, dated Dec. 31, 2001 (incorporated by reference to Exhibit 4.3 to IPL’s Form 8-K, dated Jan. 1, 2002 (File No. 0-4117-1))

4.15

Indenture (For Senior Unsecured Debt Securities), dated as of Aug. 20, 2003, between IPL and The Bank of New York Trust (f/k/a J.P. Morgan Trust), as Trustee (incorporated by reference to Exhibit 4.11 to IPL’s Registration Statement on Form S-3 (Registration No. 333-108199))

4.16

Officer’s Certificate, dated as of Aug. 4, 1997, creating IPL’s 6-5/8% Senior Debentures, Series A, due Aug. 1, 2009 (incorporated by reference to Exhibit 4.12 to IPL’s Form 10-K for the year 2000 (File No. 0-4117-1))

4.17

Officers’ Certificate, dated as of March 6, 2001, creating IPL’s 6-3/4% Series B Senior Debentures due March 15, 2011 (incorporated by reference to Exhibit 4 to IPL’s Form 8-K, dated March 6, 2001 (File No. 0-4117-1))

4.18

Officer’s Certificate, dated Sep. 10, 2003, creating IPL’s 5.875% Senior Debentures due Sep. 15, 2018 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated Sep. 10, 2003 (File No. 0-4117-1))

4.19

Officer’s Certificate, dated Oct. 14, 2003, creating IPL’s 6.45% Senior Debentures due Oct. 15, 2033 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated Oct. 14, 2003 (File No. 0-4117-1))

4.20	Officer’s Certificate, dated May 3, 2004, creating IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated May 3, 2004 (File No. 0-4117-1))

4.20a

Officer’s Certificate, dated as of Aug. 2, 2004, reopening IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated Aug. 2, 2004 (File No. 0-4117-1))

4.21

Officer’s Certificate, dated as of July 18, 2005, creating IPL’s 5.50% Senior Debentures due July 15, 2025 (incorporated by reference to Exhibit 4 to IPL’s Form 8-K, dated July 18, 2005 (File No. 0-4117-1))

4.22

Indenture, dated as of Nov. 4, 1999, among Resources, Alliant Energy, as Guarantor, and U.S. Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Resources’ and Alliant Energy’s Registration Statement on Form S-4 (Registration No. 333-92859)), and the indentures supplemental thereto dated, respectively, Nov. 4, 1999, Feb. 1, 2000, Nov. 15, 2001 and Dec. 26, 2002 (Exhibit 4.2 to Registration No. 333-92859, Exhibit 99.4 to Alliant Energy’s Form 8-K dated Feb. 1, 2000 (File No. 1-9894), Exhibit 4.4 to Resources’ and Alliant Energy’s Registration Statement on Form S-4 (Registration No. 333-75020) and Exhibit 4.16a to Alliant Energy’s Form 10-K for the year 2002 (File No. 1-9894))

10.1

Service Agreement by and among WPL, South Beloit Water, Gas and Electric Company (South Beloit), IPL and Alliant Energy Corporate Services, Inc. (Corporate Services) (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9894))

10.2	Service Agreement by and among Resources and Corporate Services (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9894))

10.3

System Coordination and Operating Agreement dated April 11, 1997, among IPL, WPL and Corporate Services (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9894)

10.4

Joint Power Supply Agreement among Wisconsin Public Service Corporation (WPSC), WPL, and Madison Gas & Electric Company (MGE), dated Feb. 2, 1967 (incorporated by reference to Exhibit 4.09 of WPSC in File No. 2-27308)

10.4a

Amendment No. 1 to Joint Power Supply Agreement dated Feb. 2, 1967 among WPSC, WPL, and MGE (incorporated by reference to Exhibit 10.1 to WPL’s Form 10-Q for the quarter ended Sep. 30, 2001 (File No. 0-337))

10.5	Joint Power Supply Agreement among WPSC, WPL, and MGE, dated July 26, 1973 (incorporated by reference to Exhibit 5.04A of WPSC in File No. 2-48781)

10.6	Basic Generating Agreement, Unit 4, Edgewater Generating Station, dated June 5, 1967, between WPL and WPSC (incorporated by reference to Exhibit 4.10 of WPSC in File No. 2-27308)

10.7

Agreement for Construction and Operation of Edgewater 5 Generating Unit, dated Feb. 24, 1983, between WPL, Wisconsin Electric Power Company (WEPCO) and WPSC (incorporated by reference to Exhibit 10C-1 to WPSC’s Form 10-K for the year 1983 (File No. 1-3016))

10.7a

Amendment No. 1 to Agreement for Construction and Operation of Edgewater 5 Generating Unit, dated Dec. 1, 1988 (incorporated by reference to Exhibit 10C-2 to WPSC’s Form 10-K for the year 1988 (File No. 1-3016))

10.8	Revised Agreement for Construction and Operation of Columbia Generating Plant among WPSC, WPL, and MGE, dated July 26, 1973 (incorporated by reference to Exhibit 5.07 of WPSC in File No. 2-48781)

10.9	Operating and Transmission Agreement between Central Iowa Power Cooperative and IPL (incorporated by reference to Exhibit 10(q) to IPL’s Form 10-K for the year 1990 (File No. 0-4117-1))

10.10

Basic Generating Agreement dated April 16, 1975 between Iowa Public Service Company, Iowa Power and Light Company, Iowa-Illinois Gas and Electric Company and IPL for the joint ownership of Ottumwa Generating Station-Unit 1 (OGS-1) (incorporated by reference to Exhibit 1 to IPL’s Form 10-K for the year 1977 (File No. 0-4117-1))

10.10a

Addendum Agreement to the Basic Generating Agreement for OGS-1 dated Dec. 7, 1977 between Iowa Public Service Company, Iowa-Illinois Gas and Electric Company, Iowa Power and Light Company and IPL for the purchase of 15% ownership in OGS-1 (incorporated by reference to Exhibit 3 to IPL’s Form 10-K for the year 1977 (File No. 0-4117-1))

10.11

Asset Contribution Agreement between American Transmission Company LLC (ATC) and WEPCO, WPL, WPSC, MGE, Edison Sault Electric Company and South Beloit, dated as of Dec. 15, 2000 (incorporated by reference to Exhibit 10.15 to WPL’s Form 10-K for the year 2000 (File No. 0-337))

10.11a

Addenda to the Asset Contribution Agreement between ATC and WEPCO, WPL, WPSC, MGE, Edison Sault Electric Company and South Beloit, dated as of Dec. 15, 2000 (incorporated by reference to Exhibit 10.15a to WPL’s Form 10-K for the year 2000 (File No. 0-337))

10.12	Operating Agreement of ATC, dated as of Jan. 1, 2001 (incorporated by reference to Exhibit 10.16 to WPL’s Form 10-K for the year 2000 (File No. 0-337))

10.13

Sales Agreement, dated April 9, 2004, between Alliant Energy and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.3 to Alliant Energy’s Registration Statement on Form S-3 (Registration No. 333-114361))

10.14#	Alliant Energy Long-Term Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 1999 (File No. 1-9894))

10.15#

Alliant Energy Amended and Restated 2002 Equity Incentive Plan (EIP) (incorporated by reference to Appendix A to Alliant Energy’s definitive proxy statement filed on Schedule 14A on April 5, 2006 (File No. 1-9894))

10.15a#

Form of Non-qualified Stock Option Agreement pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2004 (File No. 1-9894))

10.15b#	Form of Restricted Stock Agreement pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2004 (File No. 1-9894))

10.15c#	Form of Performance Share Grant pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2004 (File No. 1-9894))

10.15d#

Form of Performance Contingent Restricted Stock Agreement pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K dated Dec. 1, 2004 (File No. 1-9894))

10.16#

Alliant Energy Key Employee Deferred Compensation Agreement for Key Employees (incorporated by reference to Exhibit 4.2 to Alliant Energy’s Registration Statement on Form S-8 (Registration No. 333-51126)

10.17#

Alliant Energy Deferred Compensation Plan for Directors, as amended and restated effective Jan. 1, 2000, amended Nov. 14, 2001 (incorporated by reference to Exhibit 10.22 to Alliant Energy’s Form 10-K for the year 2001 (File No. 1-9894))

10.18#	Alliant Energy Rabbi Trust Agreement for Deferred Compensation Plans (incorporated by reference to Exhibit 10.19 to Alliant Energy’s Form 10-K for the year 2005 (File No. 1-9894))

10.19#	Form of Supplemental Retirement Agreement (SRA) (incorporated by reference to Exhibit 10.15 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9894))

10.20#	Alliant Energy Excess Plan (incorporated by reference to Exhibit 10.33 to Alliant Energy’s Form 10-K for the year 2000 (File No. 1-9894))

10.21#

SRA by and between Alliant Energy and W.D. Harvey, E.G. Protsch and B.J. Swan (incorporated by reference to Exhibit 10.5 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2003 (File No. 1-9894))

10.22#

SRA by and between Alliant Energy and T.L. Hanson, T.L. Aller, P.L. Kampling and P. Howard Moore (incorporated by reference to Exhibit 10.7 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2003 (File No. 1-9894))

10.23#	SRA by and between Alliant Energy and D.K. Doyle (incorporated by reference to Exhibit 10.26 to Alliant Energy’s Form 10-K for the year 2005 (File No. 1-9894))

10.24#

Key Executive Employment and Severance Agreement (KEESA), dated March 29, 1999, by and between Alliant Energy and each of W.D. Harvey, E.G. Protsch and B.J. Swan (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended March 31, 1999 (File No. 1-9894))

10.25#

KEESA, dated March 29, 1999, by and between Alliant Energy and D.K. Doyle; dated May 22, 2002, by and between Alliant Energy and T.L. Hanson; dated Aug. 29, 2005, by and between Alliant Energy and P.L. Kampling; and dated Feb. 3, 2004, by and between P. Howard Moore (incorporated by reference to Exhibit 10.4 to Alliant Energy’s Form 10-Q for the quarter ended March 31, 1999 (File No. 1-9894))

10.26#	KEESA, dated Feb. 4, 2004, by and between Alliant Energy and T.L. Aller (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 10-Q for the quarter ended March 31, 2004 (File No. 1-9894))

10.27#

Summary of Compensation and Benefits for Non-Employee Directors of Alliant Energy, IPL and WPL, effective Jan. 1, 2006 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K dated Nov. 30, 2005 (File No. 1-9894))

10.28#	Summary of 2007 Management Incentive Compensation Plan

10.29#	Alliant Energy Executive Severence Plan

12.1	Ratio of Earnings to Fixed Charges for Alliant Energy

12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL

12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for WPL

21	Subsidiaries of Alliant Energy and WPL

23.1	Consent of Independent Registered Public Accounting Firm for Alliant Energy

23.2	Consent of Independent Registered Public Accounting Firm for IPL

23.3	Consent of Independent Registered Public Accounting Firm for WPL

31.1	Certification of the Chairman, President and CEO for Alliant Energy

31.2	Certification of the Senior Executive Vice President and CFO for Alliant Energy

31.3	Certification of the Chairman and CEO for IPL

31.4	Certification of the CFO for IPL

31.5	Certification of the Chairman and CEO for WPL

31.6	Certification of the CFO for WPL

32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy

32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL

32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

# - A management contract or compensatory plan or arrangement.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrants agree to furnish to the SEC, upon request, any instrument defining the rights of holders of unregistered long-term debt not filed as an exhibit to this combined Form 10-K. No such instrument authorizes securities in excess of 10% of the total assets of Alliant Energy, WPL or IPL, as the case may be.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Additions
	Balance,	Charged to	Charged to Other		Balance,
Description	Jan. 1	Expense	Accounts (a)	Deductions (b)	Dec. 31
(in millions)

Valuation and Qualifying Accounts Which are Deducted in the Balance Sheet From the Assets to Which They Apply:

Accumulated Provision for Uncollectible Accounts:
Alliant Energy Corporation
Year ended Dec. 31, 2006	$5.8	$6.5	$1.3	$9.6	$4.0
Year ended Dec. 31, 2005	7.2	9.6	3.2	14.2	5.8
Year ended Dec. 31, 2004	6.0	9.6	3.3	11.7	7.2
Interstate Power and Light Company
Year ended Dec. 31, 2006	$2.5	$6.3	$--	$6.8	$2.0
Year ended Dec. 31, 2005	2.6	8.3	--	8.4	2.5
Year ended Dec. 31, 2004	1.4	6.4	--	5.2	2.6
Wisconsin Power and Light Company
Year ended Dec. 31, 2006	$2.7	$0.1	$1.3	$2.5	$1.6
Year ended Dec. 31, 2005	1.1	0.6	3.2	2.2	2.7
Year ended Dec. 31, 2004	3.1	0.3	3.3	5.6	1.1

Note: The above provisions relate to various customer, notes and other receivable balances included in various line items on the respective Consolidated Balance Sheets.

Other Reserves:

Accumulated Provision for Other Reserves (c):
Alliant Energy Corporation
Year ended Dec. 31, 2006	$21.7	$8.4	$--	$15.6	$14.5
Year ended Dec. 31, 2005	22.6	20.4	--	21.3	21.7
Year ended Dec. 31, 2004	17.1	11.7	--	6.2	22.6
Interstate Power and Light Company
Year ended Dec. 31, 2006	$12.0	$4.4	$--	$8.4	$8.0
Year ended Dec. 31, 2005	15.5	14.0	--	17.5	12.0
Year ended Dec. 31, 2004	11.3	8.0	--	3.8	15.5
Wisconsin Power and Light Company
Year ended Dec. 31, 2006	$4.7	$1.7	$--	$1.4	$5.0
Year ended Dec. 31, 2005	5.3	2.8	--	3.4	4.7
Year ended Dec. 31, 2004	4.7	2.6	--	2.0	5.3

(a)	Accumulated provision for uncollectible accounts: In accordance with its regulatory treatment, certain amounts provided by Wisconsin Power and Light Company are recorded in regulatory assets.
(b)

Deductions are of the nature for which the reserves were created. In the case of the accumulated provision for uncollectible accounts, deductions from this reserve are reduced by recoveries of amounts previously written off.

(c)	Other reserves are largely related to injury and damage claims arising in the ordinary course of business.

The amounts above reflect continuing operations for all periods presented.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March 2007.

ALLIANT ENERGY CORPORATION

By: /s/ William D. Harvey
William D. Harvey
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of March 2007.

/s/ William D. Harvey	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)
William D. Harvey

/s/ Eliot G. Protsch	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Eliot G. Protsch

/s/ Thomas L. Hanson	Vice President-Controller and Chief Accounting Officer (Principal Accounting Officer)
Thomas L. Hanson

/s/ Michael L. Bennett	Director	/s/Ann K. Newhall	Director	/s/ Judith D. Pyle	Director
Michael L. Bennett		Ann K. Newhall		Judith D. Pyle

/s/ Darryl B. Hazel	Director	/s/Dean C. Oestreich	Director	/s/ Carol P. Sanders	Director
Darryl B. Hazel		Dean C. Oestreich		Carol P. Sanders

/s/ Singleton B. McAllister	Director	/s/David A. Perdue	Director	/s/ Anthony R. Weiler	Director
Singleton B. McAllister		David A. Perdue		Anthony R. Weiler

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March 2007.

INTERSTATE POWER AND LIGHT COMPANY

By: /s/ William D. Harvey
William D. Harvey
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of March 2007.

/s/ William D. Harvey	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
William D. Harvey

/s/ Eliot G. Protsch	Chief Financial Officer (Principal Financial Officer)
Eliot G. Protsch

/s/ Thomas L. Hanson	Vice President-Controller and Chief Accounting Officer (Principal Accounting Officer)
Thomas L. Hanson

/s/ Michael L. Bennett	Director	/s/Ann K. Newhall	Director	/s/ Judith D. Pyle	Director
Michael L. Bennett		Ann K. Newhall		Judith D. Pyle

/s/ Darryl B. Hazel	Director	/s/Dean C. Oestreich	Director	/s/ Carol P. Sanders	Director
Darryl B. Hazel		Dean C. Oestreich		Carol P. Sanders

/s/ Singleton B. McAllister	Director	/s/David A. Perdue	Director	/s/ Anthony R. Weiler	Director
Singleton B. McAllister		David A. Perdue		Anthony R. Weiler

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March 2007.

WISCONSIN POWER AND LIGHT COMPANY

By: /s/ William D. Harvey
William D. Harvey
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of March 2007.

/s/ William D. Harvey	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
William D. Harvey

/s/ Eliot G. Protsch	Chief Financial Officer (Principal Financial Officer)
Eliot G. Protsch

/s/ Thomas L. Hanson	Vice President-Controller and Chief Accounting Officer (Principal Accounting Officer)
Thomas L. Hanson

/s/ Michael L. Bennett	Director	/s/Ann K. Newhall	Director	/s/ Judith D. Pyle	Director
Michael L. Bennett		Ann K. Newhall		Judith D. Pyle

/s/ Darryl B. Hazel	Director	/s/Dean C. Oestreich	Director	/s/ Carol P. Sanders	Director
Darryl B. Hazel		Dean C. Oestreich		Carol P. Sanders

/s/ Singleton B. McAllister	Director	/s/David A. Perdue	Director	/s/ Anthony R. Weiler	Director
Singleton B. McAllister		David A. Perdue		Anthony R. Weiler

ALLIANT ENERGY CORPORATION

INTERSTATE POWER AND LIGHT COMPANY

WISCONSIN POWER AND LIGHT COMPANY

Exhibit Index to Annual Report on Form 10-K

For the fiscal year ended Dec. 31, 2006

Exhibit
Number	Description

10.28	Summary of 2007 Management Incentive Compensation Plan
10.29	Alliant Energy Executive Severence Plan
12.1	Ratio of Earnings to Fixed Charges for Alliant Energy
12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL
12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for WPL
21	Subsidiaries of Alliant Energy and WPL
23.1	Consent of Independent Registered Public Accounting Firm for Alliant Energy
23.2	Consent of Independent Registered Public Accounting Firm for IPL
23.3	Consent of Independent Registered Public Accounting Firm for WPL
31.1	Certification of the Chairman, President and CEO for Alliant Energy
31.2	Certification of the Senior Executive Vice President and CFO for Alliant Energy
31.3	Certification of the Chairman and CEO for IPL
31.4	Certification of the CFO for IPL
31.5	Certification of the Chairman and CEO for WPL
31.6	Certification of the CFO for WPL
32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL