Form 10-Q
period 2008-06-30
INTERSTATE POWER & LIGHT CO; ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO
filed 2008-08-06
CIK 52485, 352541, 107832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Alliant Energy Corporation - Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Interstate Power and Light Company - Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Wisconsin Power and Light Company - Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of each class of common stock as of July 31, 2008:

Alliant Energy Corporation	Common stock, $0.01 par value, 110,450,391 shares outstanding
Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy Corporation (Alliant Energy), Interstate Power and Light Company (IPL) and Wisconsin Power and Light Company (WPL) include: federal and state regulatory or governmental actions, including the impact of energy-related and tax legislation and regulatory agency orders; their ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs, capital expenditures and deferred expenditures, the earning of reasonable rates of return and the payment of expected levels of dividends; current or future litigation, regulatory investigations, proceedings or inquiries; developments that adversely impact their ability to implement their strategic plans including unanticipated issues in connection with construction of their new generating facilities and WPL’s potential purchases of the Riverside Energy Center (Riverside) and Alliant Energy Resources, Inc.’s (Resources’) electric generating facility in Neenah, Wisconsin; issues related to the availability of their generating facilities and the supply and delivery of fuel and purchased electricity and price thereof, including the ability to recover and retain purchased power, fuel and fuel-related costs through rates in a timely manner; the impact fuel and fuel-related prices and other economic conditions may have on their customers’ demand for utility services; issues associated with environmental remediation efforts and with environmental compliance generally, including changing environmental laws and regulations and the ability to recover through rates all environmental compliance costs; potential impacts of any future laws or regulations regarding global climate change or carbon emissions reductions; weather effects on results of operations; financial impacts of hedging strategies, including the impact of weather hedges on their earnings; unplanned outages at their generating facilities and risks related to recovery of incremental costs through rates; the direct or indirect effects resulting from terrorist incidents or responses to such incidents; unanticipated impacts that storms or natural disasters in their service territories may have on their operations, including uncertainties associated with efforts to remediate the effects of the June 2008 Midwest flooding, reimbursement of storm-related costs covered by insurance, rate relief for costs associated with restoration, and the impact of the flooding on the economic conditions of the affected service territories; economic and political conditions in their service territories; the growth rate of ethanol and biodiesel production in their service territories; Alliant Energy’s ability to achieve and/or sustain its dividend payout ratio goal; any material post-closing adjustments related to any of their past asset divestitures; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; continued access to the capital markets under competitive terms and rates; access to technological developments; issues related to electric transmission, including operating in the Midwest Independent Transmission System Operator (MISO) energy market, the impacts of potential future billing adjustments from MISO and recovery of costs incurred; inflation and interest rates; the impact of necessary accruals for the terms of their incentive compensation plans; the effect of accounting pronouncements issued periodically by standard-setting bodies; their ability to continue cost controls and operational efficiencies; their ability to utilize tax capital losses generated to date, and those that may be generated in the future, before they expire; their ability to successfully complete ongoing tax audits and appeals with no material impact on their earnings and cash flows; and factors listed in “Risk Factors” in Item 1A and “Other Matters - Other Future Considerations.” Alliant Energy, IPL and WPL assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

For the Three Months	For the Six Months
Ended June 30,	Ended June 30,
2008	2007	2008	2007

(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$576.7	$565.5	$1,144.4	$1,119.0
Gas	121.1	94.0	429.6	382.3
Other	15.6	15.4	33.5	33.4
Non-regulated	114.0	71.3	211.9	124.2

827.4	746.2	1,819.4	1,658.9

Operating expenses:
Utility:
Electric production fuel and purchased power	305.2	292.9	606.7	573.2
Cost of gas sold	86.8	60.9	318.9	272.8
Other operation and maintenance	169.0	142.3	333.8	306.9
Non-regulated operation and maintenance	96.5	60.1	177.3	101.4
Depreciation and amortization	61.7	66.0	123.3	132.0
Taxes other than income taxes	26.2	27.0	52.3	54.8

745.4	649.2	1,612.3	1,441.1

Operating income	82.0	97.0	207.1	217.8

Interest expense and other:
Interest expense	30.3	27.7	60.0	57.3
Equity income from unconsolidated investments, net	(7.2)	(7.0)	(14.7)	(14.5)
Allowance for funds used during construction	(4.2)	(1.9)	(7.4)	(3.4)
Preferred dividend requirements of subsidiaries	4.7	4.7	9.4	9.4
Interest income and other	(4.2)	(2.4)	(11.3)	(10.9)

19.4	21.1	36.0	37.9

Income from continuing operations before income taxes	62.6	75.9	171.1	179.9

Income taxes	10.8	30.9	51.2	69.7

Income from continuing operations	51.8	45.0	119.9	110.2

Income from discontinued operations, net of tax	9.0	3.6	9.0	2.3

Net income	$60.8	$48.6	$128.9	$112.5

Weighted average number of common shares
outstanding (basic) (000s)	110,1	68	112,7	78	110,1	58	114,0	99

Earnings per weighted average common share (basic):
Income from continuing operations	$0.47	$0.40	$1.09	$0.97
Income from discontinued operations	0.08	0.03	0.08	0.02

Net income	$0.55	$0.43	$1.17	$0.99

Weighted average number of common shares
outstanding (diluted) (000s)	110,3	22	113,0	26	110,3	13	114,3	90

Earnings per weighted average common share (diluted):
Income from continuing operations	$0.47	$0.40	$1.09	$0.96
Income from discontinued operations	0.08	0.03	0.08	0.02

Net income	$0.55	$0.43	$1.17	$0.98

Dividends declared per common share	$0.35	$0.3175	$0.70	$0.635

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2008	2007

	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$5,670.4	$5,633.7
Gas plant in service	741.0	726.3
Other plant in service	468.4	466.8
Accumulated depreciation (accum. depr.)	(2,689.8)	(2,692.5)

Net plant	4,190.0	4,134.3
Construction work in progress:
Whispering Willow - East Wind Farm	151.2	-
Cedar Ridge Wind Farm	109.5	41.8
Other	179.5	153.6
Other, less accum. depr.	22.5	4.6

Total utility	4,652.7	4,334.3

Non-regulated and other:
Non-regulated Generation, less accum. depr.	234.9	240.5
Other non-regulated investments, less accum. depr.	63.9	66.1
Alliant Energy Corporate Services, Inc. and other, less accum. depr.	40.9	39.0

Total non-regulated and other	339.7	345.6

	4,992.4	4,679.9

Current assets:
Cash and cash equivalents	573.9	745.6
Accounts receivable:
Customer, less allowance for doubtful accounts	141.2	154.7
Unbilled utility revenues	102.3	151.6
Other, less allowance for doubtful accounts	75.8	40.6
Income tax refunds receivable	74.5	13.5
Production fuel, at weighted average cost	90.2	92.2
Materials and supplies, at weighted average cost	49.0	45.6
Gas stored underground, at weighted average cost	37.1	70.5
Regulatory assets	28.7	58.5
Derivative assets	108.1	34.1
Other	95.3	65.4

	1,376.1	1,472.3

Investments:
Investment in American Transmission Company LLC	181.6	172.2
Other	68.5	65.7

	250.1	237.9

Other assets:
Regulatory assets	478.5	491.7
Deferred charges and other	306.8	307.9

	785.3	799.6

Total assets	$7,403.9	$7,189.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30,	December 31,
CAPITALIZATION AND LIABILITIES	2008	2007

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $0.01 par value - authorized 240,000,000 shares;
outstanding 110,455,511 and 110,359,314 shares	$1.1	$1.1
Additional paid-in capital	1,494.2	1,483.4
Retained earnings	1,254.3	1,205.2
Accumulated other comprehensive income	2.8	0.2
Shares in deferred compensation trust - 245,095 and 294,196 shares
at a weighted average cost of $30.93 and $29.65 per share	(7.6)	(8.7)

Total common equity	2,744.8	2,681.2

Cumulative preferred stock of subsidiaries, net	243.8	243.8
Long-term debt, net (excluding current portion)	1,403.2	1,404.5

	4,391.8	4,329.5

Current liabilities:
Current maturities	138.5	140.1
Commercial paper	207.0	81.8
Other short-term borrowings	0.1	29.5
Accounts payable	355.5	346.7
Regulatory liabilities	125.1	86.5
Accrued taxes	51.6	74.7
Other	197.9	177.7

	1,075.7	937.0

Other long-term liabilities and deferred credits:
Deferred income taxes	856.1	822.9
Regulatory liabilities	673.1	656.4
Pension and other benefit obligations	200.1	206.4
Other	205.0	233.6

	1,934.3	1,919.3

Minority interest	2.1	3.9

Total capitalization and liabilities	$7,403.9	$7,189.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2008	2007

	(in millions)
Cash flows from operating activities:
Net income	$128.9	$112.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	123.3	132.0
Other amortizations	23.2	24.0
Deferred tax expense (benefit) and investment tax credits	(5.7)	18.6
Equity income from unconsolidated investments, net	(14.7)	(14.5)
Distributions from equity method investments	12.8	9.9
Other	2.4	(13.7)
Other changes in assets and liabilities:
Accounts receivable	(9.7)	95.1
Sale of accounts receivable	40.0	-
Income tax refunds receivable	(61.0)	(13.6)
Gas stored underground	33.4	1.9
Derivative assets	(90.7)	2.1
Regulatory assets	15.8	81.9
Accounts payable	34.9	4.7
Accrued taxes	(22.9)	1.9
Derivative liabilities	(4.5)	(56.3)
Regulatory liabilities	52.3	(21.1)
Accrued incentive compensation and other	(7.3)	(64.7)

Net cash flows from operating activities	250.5	300.7

Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(429.5)	(230.3)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(14.3)	(10.5)
Proceeds from asset sales	2.4	124.1
Purchases of emission allowances	-	(23.9)
Other	18.0	22.8

Net cash flows used for investing activities	(423.4)	(117.8)

Cash flows from (used for) financing activities:
Common stock dividends	(77.1)	(72.8)
Repurchase of common stock	(1.5)	(235.6)
Proceeds from issuance of common stock	1.3	32.6
Reductions in long-term debt	(3.1)	(222.5)
Net change in short-term borrowings	95.8	165.7
Other	(14.2)	9.0

Net cash flows from (used for) financing activities	1.2	(323.6)

Net decrease in cash and cash equivalents	(171.7)	(140.7)
Cash and cash equivalents at beginning of period	745.6	266.0

Cash and cash equivalents at end of period	$573.9	$125.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The interim condensed consolidated financial statements included herein have been prepared by Alliant Energy, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (GAAP) have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include Alliant Energy and its consolidated subsidiaries (including IPL, WPL, Resources and Alliant Energy Corporate Services, Inc. (Corporate Services)). These financial statements should be read in conjunction with the financial statements and the notes thereto included in Alliant Energy’s, IPL’s and WPL’s latest combined Annual Report on Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and six months ended June 30, 2008 and 2007, the condensed consolidated financial position at June 30, 2008 and Dec. 31, 2007, and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 have been made. Results for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2008. A change in management’s estimates or assumptions could have a material impact on Alliant Energy’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation. Unless otherwise noted, the notes herein have been revised to exclude discontinued operations for all periods presented.

(b) Regulatory Assets and Liabilities -

Derivatives - IPL and WPL generally record regulatory assets or liabilities to offset the changes in fair value of derivatives. Refer to Note 11(a) for information regarding the fair value of derivatives at June 30, 2008 and Dec. 31, 2007.

Costs for Proposed Base-load, Clean Air Compliance and Wind Projects - IPL and WPL have incurred expenditures required for the planning and siting (commonly referred to as pre-certification or pre-construction costs) of certain proposed base-load, clean air compliance and wind projects. Cumulative costs for these projects were primarily recorded in “Other assets - regulatory assets” as follows (in millions):

	Alliant Energy		IPL		WPL
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2008	2007	2008	2007	2008	2007
WPL’s base-load project (a)	$23.2	$17.3	$--	$--	$23.2	$17.3
IPL’s base-load project (b)	20.3	12.0	20.3	12.0	--	--
Clean air compliance projects	13.7	12.2	7.4	7.5	6.3	4.7
Wind projects (c)	1.4	28.6	--	27.2	1.4	1.4
	$58.6	$70.1	$27.7	$46.7	$30.9	$23.4

(a)

WPL’s proposed 300 megawatt (MW) coal-fired electric generating facility with a preferred location in Cassville, Wisconsin, which WPL expects to be in service in 2013. Costs include certain items that benefit existing units.

(b)	IPL’s proposed 630 MW coal-fired electric generating facility in Marshalltown, Iowa, which IPL expects to be in service in 2013.
(c)

Includes IPL’s proposed 200 MW Whispering Willow - East wind farm in Franklin County, Iowa, expected to be in service in 2010. In February 2008, IPL received approval from the Iowa Utilities Board (IUB) to construct the project. Upon approval, the related cumulative pre-certification and pre-construction costs were transferred from “Other assets - regulatory assets” to “Property, plant and equipment” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets.

(c) Common Shares Outstanding - A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per weighted average common share (EPS) calculation for the three and six months ended June 30 was as follows (in thousands):

	Three Months		Six Months
	2008	2007	2008	2007
Weighted average common shares outstanding:
Basic EPS calculation	110,168	112,778	110,158	114,099
Effect of dilutive securities	154	248	155	291
Diluted EPS calculation	110,322	113,026	110,313	114,390

(d) Cash and Cash Equivalents - At June 30, 2008 and Dec. 31, 2007, the majority of Alliant Energy’s cash and cash equivalents were invested in money market funds providing daily liquidity. The yield on these funds can fluctuate daily. Information on Alliant Energy’s cash and cash equivalents was as follows (dollars in millions):

	June 30, 2008	Dec. 31, 2007
Total cash and cash equivalents	$574	$746
Money market fund investments	$556	$737
Interest rates on money market fund investments	2.57 – 2.70%	4.83 - 4.99%

(e) Utility Property, Plant and Equipment -

Utility Plant Retirements Related to Severe Flooding - During the second quarter of 2008, severe flooding in Cedar Rapids, Iowa caused significant damage at several facilities owned by IPL, including its Prairie Creek and Sixth Street generating stations, certain office and operating buildings and several distribution substations. Based on an initial assessment of the damage at these facilities, Alliant Energy and IPL recorded approximately $68 million of estimated retirements of utility plant. These retirements were recorded as reductions to “Utility plant in service” and “Accumulated depreciation” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets at June 30, 2008. Alliant Energy and IPL plan to complete a more formal assessment of the damage to the Prairie Creek and Sixth Street generating stations in the third quarter of 2008, after which they will update, if required, their initial estimate of retirements related to utility plant damaged by the severe flooding.

Construction Work in Progress for Whispering Willow - East Wind Farm - During the second quarter of 2008, Corporate Services, as agent for IPL and WPL, entered into a master supply agreement with Vestas-American Wind Technology, Inc. (Vestas) for the purchase of 500 MW of wind turbine generator sets and related equipment to support IPL’s and WPL’s wind generation plan. Upon execution of the master supply agreement, IPL made an initial payment of $138 million for 200 MW of wind turbine generator sets and related equipment to be utilized in its Whispering Willow - East wind farm. This initial payment by IPL was included in “Construction work in progress - Whispering Willow - East Wind Farm” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets at June 30, 2008. Refer to Note 12(a) for additional information regarding the master supply agreement executed in the second quarter of 2008.

(f) Supplemental Financial Information - The other (income) and deductions included in “Interest income and other” in Alliant Energy’s Condensed Consolidated Statements of Income for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2008	2007	2008	2007
Interest income	($4.3)	($2.4)	($11.2)	($7.2)
Gains on investment sales, net	--	(0.2)	--	(3.8)
Other	0.1	0.2	(0.1)	0.1
	($4.2)	($2.4)	($11.3)	($10.9)

The supplemental cash flows information for Alliant Energy’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30 was as follows (in millions):

	2008	2007
Cash paid during the period for:
Income taxes, net of refunds	$133.3	$63.2
Interest, net of capitalized interest	72.1	63.3
Noncash investing and financing activities:
Debt assumed by buyer of Mexico business	--	5.0

(g) New Accounting Pronouncements - In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 will be effective for Alliant Energy, IPL and WPL 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” SFAS 162 is not expected to have any impact on their financial condition or results of operations.

In April 2008, the FASB issued FASB Staff Position (FSP) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets,” and requires expanded disclosures related to intangible assets. Alliant Energy, IPL and WPL are required to adopt FSP SFAS 142-3 on Jan. 1, 2009. FSP SFAS 142-3 is not expected to have a material impact on their financial condition or results of operations.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS 161 requires enhanced qualitative and quantitative disclosures about an entity’s derivative and hedging activities. Alliant Energy, IPL and WPL are required to adopt SFAS 161 by Jan. 1, 2009. SFAS 161 is not expected to have any impact on their financial condition or results of operations.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” SFAS 141(R) establishes principles and requirements for how the acquiring entity in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Alliant Energy, IPL and WPL are required to adopt SFAS 141(R) on Jan. 1, 2009. Because the provisions of SFAS 141(R) are only applied prospectively to business combinations after adoption, the impact to Alliant Energy, IPL and WPL cannot be determined until any business combinations occur.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - Including an amendment of Accounting Research Bulletin (ARB) No. 51.” SFAS 160 amends ARB No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. Alliant Energy, IPL and WPL are required to adopt SFAS 160 by Jan. 1, 2009 and are evaluating the implications of SFAS 160 on their financial condition and results of operations.

In April 2007, the FASB issued FSP No. FASB Interpretation No. (FIN) 39-1, “Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts.” FSP FIN 39-1 amends FIN 39 to permit the offsetting of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset. Alliant Energy, IPL and WPL adopted FSP FIN 39-1 on Jan. 1, 2008 with no material impact on their financial condition and results of operations.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” which provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Alliant Energy, IPL and WPL concluded as of Jan. 1, 2008 that they would not record any eligible items at fair value in accordance with SFAS 159 and therefore there was no impact on their financial condition and results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. Alliant Energy, IPL and WPL adopted SFAS 157 on Jan. 1, 2008 for financial instruments with no material impact on their financial condition and results of operations. In February 2008, the FASB issued FSP SFAS 157-1, “Application of SFAS 157 to SFAS 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP SFAS 157-2, “Effective Date of SFAS 157.” FSP SFAS 157-1 removes leasing transactions accounted for under SFAS 13 and related guidance from the scope of SFAS 157. FSP SFAS 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until Jan. 1, 2009. Refer to Note 10 for expanded disclosures about fair value measurements required by SFAS 157.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the overfunded or underfunded status of its benefit plans as an asset or liability on its balance sheet and to recognize the changes in the funded status of its benefit plans in the year in which they occur as a component of other comprehensive income. Alliant Energy, IPL and WPL adopted the recognition provision of SFAS 158 in 2006. SFAS 158 also requires an employer to measure benefit plan assets and obligations as of the end of its fiscal year. Alliant Energy, IPL and WPL adopted the measurement date transition provision of SFAS 158 in 2008, which resulted in reductions to their Jan. 1, 2008 balance of retained earnings of $2.7 million, $1.3 million and $1.2 million, respectively.

(2) UTILITY RATE REFUNDS

WPL and its wholesale customers reached a settlement of the issues identified in the filing with the Federal Energy Regulatory Commission (FERC) requesting approval to implement a formula rate structure. Final written agreements with WPL’s wholesale customers were filed with FERC in February 2008 and, if the settlement is approved, will result in an over-collection of wholesale electric revenues beginning June 1, 2007. WPL will refund the over-collection, with interest, upon approval in accordance with FERC requirements. In May 2008, WPL received authorization from FERC to implement the settlement rates on an interim basis effective June 1, 2008 pending FERC consideration of the filed settlement. As of June 30, 2008, WPL has fully accrued anticipated refunds, including interest, of $10 million related to revenues collected during June 1, 2007 through May 31, 2008. Assuming FERC approval of the settlement, no refunds are expected for revenues collected after May 31, 2008.

In August 2007, WPL received approval from the Public Service Commission of Wisconsin (PSCW) to refund to its retail electric customers any over-recovery of retail fuel-related costs during the period June 1, 2007 through Dec. 31, 2007. As of June 30, 2008, WPL estimated the over-recovery of retail fuel-related costs during this period to be $21 million, including interest. WPL refunded to its retail electric customers $4 million in 2007 and $3 million during the first quarter of 2008. In March 2008, WPL filed a request for approval with the PSCW to refund to its retail electric customers the remaining amount, including interest. As of June 30, 2008, the total refund amount anticipated to be paid to retail electric customers was $14 million, including interest. WPL expects to receive the PSCW’s decision in the third quarter of 2008. As of June 30, 2008, WPL reserved for the refund amounts, including interest, anticipated to be paid to retail electric customers related to these refunds.

(3) COMPREHENSIVE INCOME

Alliant Energy’s comprehensive income, and the components of other comprehensive income (loss), net of taxes, for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2008	2007	2008	2007
Net income	$60.8	$48.6	$128.9	$112.5
Unrealized gains (losses) on securities, net of tax	1.9	--	2.5	(0.1)
Pension and other postretirement benefits
amortizations, net of tax	0.1	0.1	0.1	0.3
Unrealized holding gains (losses) on qualifying
derivatives, net of tax	--	--	--	--
Less: reclassification adjustment for gains
included in net income, net of tax	--	--	--	0.5
Net unrealized losses on qualifying derivatives	--	--	--	(0.5)
Other comprehensive income (loss)	2.0	0.1	2.6	(0.3)
Comprehensive income	$62.8	$48.7	$131.5	$112.2

(4) SALES OF ACCOUNTS RECEIVABLE

At June 30, 2008 and Dec. 31, 2007, IPL had sold in the aggregate $140 million and $100 million, respectively, of accounts receivable.

(5) INCOME TAXES

The provision for income taxes for earnings from continuing operations is based on an estimated annual effective tax rate that excludes the impact of significant unusual or infrequently occurring items, discontinued operations or extraordinary items. The effective tax rate differs from the federal statutory rate of 35% generally due to state income taxes, tax credits, effects of utility rate making and certain non-deductible expenses.

In the second quarter of 2008, Alliant Energy reached a settlement with the Internal Revenue Service (IRS) which finalized the audit of its U.S. federal income tax returns for calendar years 2002 through 2004. As a result of completing the audit and recording known adjustments for the tax returns for calendar years 2005 and 2006, Alliant Energy and IPL recorded decreases in their liabilities for unrecognized tax benefits and related interest, net of tax, and changes to their provision for income taxes, including the impacts of $12.6 million and $7.8 million, respectively, of income tax benefits allocated to continuing operations in the second quarter of 2008.

Alliant Energy reduced its liability for unrecognized tax benefits by $12.3 million ($3.2 million allocated to continuing operations and $9.1 million allocated to discontinued operations) in the second quarter of 2008 upon the completion of the audit of its U.S. federal income tax returns for calendar years 2002 through 2004. The completion of the audit of Alliant Energy’s U.S. federal income tax returns for calendar years 2002 through 2004 did not result in any material changes to the unrecognized tax benefits of IPL or WPL. Alliant Energy, IPL and WPL do not anticipate any material changes will be made to their unrecognized tax benefits during the 12 months ended June 30, 2009.

Refer to Note 12(e) for discussion of a tax contingency related to capital gains from the sale of IPL’s electric transmission assets and capital losses from Alliant Energy’s former Brazil investments.

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans - The components of Alliant Energy’s qualified and non-qualified pension benefits and other postretirement benefits costs for the three and six months ended June 30 were as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$4.0	$5.0	$8.1	$10.0	$2.1	$2.0	$4.2	$4.1
Interest cost	13.6	12.6	27.3	25.2	3.8	3.5	7.6	6.9
Expected return on plan assets	(18.6)	(16.6)	(37.3)	(33.3)	(2.2)	(1.9)	(4.5)	(3.8)
Amortization of:
Transition obligation	--	--	--	--	0.1	--	0.1	0.1
Prior service cost (credit)	0.8	0.7	1.5	1.5	(0.9)	(1.0)	(1.8)	(1.9)
Actuarial loss	1.1	2.3	2.1	4.5	0.8	1.1	1.7	2.1
Settlement loss	--	2.1	--	2.1	--	--	--	--
	$0.9	$6.1	$1.7	$10.0	$3.7	$3.7	$7.3	$7.5

In the above table, the settlement loss of $2.1 million for the three and six months ended June 30, 2007 related to payments made to a retired executive.

Alliant Energy estimates that funding for the qualified pension, non-qualified pension and other postretirement benefits plans during 2008 will be $0, $3 million and $15 million, respectively, of which $0, $0 and $7 million, respectively, have been contributed through June 30, 2008.

In 2008, Alliant Energy, IPL and WPL adopted the measurement date transition provision of SFAS 158, which resulted in reductions to their Jan. 1, 2008 balance of retained earnings of $2.7 million, $1.3 million and $1.2 million, respectively. Refer to Note 1(g) for additional information.

(b) Equity Incentive Plans - A summary of share-based compensation expense related to grants under Alliant Energy’s 2002 Equity Incentive Plan (EIP) and the related income tax benefits (expenses) recognized for the three and six months ended June 30 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2008	2007	2008	2007	2008	2007
Three Months Ended June 30:
Share-based compensation expense (credit)	$0.1	($0.2)	$0.1	($0.1)	$--	($0.1)
Income tax expenses	--	(0.1)	--	(0.1)	--	(0.1)

Six Months Ended June 30:
Share-based compensation expense	$1.0	$4.3	$0.6	$2.2	$0.4	$1.6
Income tax benefits	0.4	1.7	0.2	0.8	0.1	0.6

As of June 30, 2008, total unrecognized compensation cost related to all share-based compensation awards was $8.6 million, which is expected to be recognized over a weighted average period of two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods.

Performance Shares - Alliant Energy anticipates making future payouts of its performance shares in cash; therefore, performance shares were accounted for as liability awards at June 30, 2008 and Dec. 31, 2007. A summary of the performance shares activity for the six months ended June 30 was as follows:

	2008	2007
	Shares (a)	Shares (a)
Nonvested shares at Jan. 1	221,834	277,530
Granted	65,516	58,669
Vested	(78,532)	(104,074)
Forfeited	--	(10,291)
Nonvested shares at June 30	208,818	221,834
(a)

Share amounts represent the target number of performance shares. The actual number of shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares.

Information related to nonvested performance shares and their fair values at June 30, 2008, by year of grant, was as follows:

	2008	2007	2006
Nonvested performance shares	65,516	58,669	84,633
Alliant Energy common stock closing price on June 30, 2008	$34.26	$34.26	$34.26
Estimated payout percentage based on performance criteria	71%	83%	131%
Fair value of each nonvested performance share	$24.32	$28.44	$44.88

At June 30, 2008, fair values of nonvested performance shares were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

In the first quarter of 2008 and 2007, Alliant Energy’s performance share payouts were valued at $5.0 million and $5.9 million, respectively, and consisted of a combination of cash and common stock (3,835 shares and 8,641 shares, respectively).

Restricted Stock - Restricted stock issued under the EIP consists of time-based and performance-contingent restricted stock.

Time-based restricted stock - A summary of the time-based restricted stock activity for the six months ended June 30 was as follows:

	2008		2007
		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value
Nonvested shares at Jan. 1	165,832	$30.66	182,886	$27.89
Granted	46,226	35.63	41,700	36.66
Vested	(38,850)	28.06	(51,379)	25.81
Forfeited	(1,625)	33.44	--	--
Nonvested shares at June 30	171,583	32.56	173,207	30.61

The weighted average fair value of time-based restricted stock granted during the three months ended June 30, 2008 was $35.89. There were no grants of time-based restricted stock during the three months ended June 30, 2007.

Performance-contingent restricted stock - A summary of the performance-contingent restricted stock activity for the six months ended June 30 was as follows:

	2008		2007
		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value
Nonvested shares at Jan. 1	135,348	$32.42	149,563	$28.12
Granted during first quarter	65,516	40.49	58,669	37.94
Vested	(54,991)	28.20	(58,015)	28.04
Forfeited	(21,688)	28.19	(14,869)	28.06
Nonvested shares at June 30	124,185	39.28	135,348	32.42

Non-qualified Stock Options - A summary of the stock option activity for the six months ended June 30 was as follows:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at Jan. 1	542,844	$27.45	1,768,236	$27.70
Exercised	(45,661)	29.02	(1,169,041)	27.89
Outstanding at June 30	497,183	27.30	599,195	27.32
Exercisable at June 30	497,183	27.30	599,195	27.32

The weighted average remaining contractual term for options outstanding and exercisable at June 30, 2008 was three years. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2008 was $3.5 million.

Other information related to stock option activity for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2008	2007	2008	2007
Cash received from stock options exercised	$0.6	$7.2	$1.3	$32.6
Aggregate intrinsic value of stock options exercised	0.1	4.5	0.3	15.5
Income tax benefit from the exercise of stock options	--	1.8	0.1	6.3
Total fair value of stock options vested during period	--	--	--	0.4

(7) COMMON STOCK

A summary of Alliant Energy’s common stock activity during the first half of 2008 was as follows:

Shares outstanding at Jan. 1, 2008	110,359,314
Equity incentive plans (Note 6(b))	137,925
Other (a)	(41,728)
Shares outstanding at June 30, 2008	110,455,511

(a)	Includes shares transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the EIP.

In the second quarter of 2008, common stock dividend payments from each of IPL and WPL to their parent, Alliant Energy, were suspended due to Alliant Energy having sufficient cash reserves to make common stock dividend payments to its shareowners. IPL and WPL expect to make common stock dividend payments in the fourth quarter of 2008 in the amount of three regular quarterly dividend payments, consistent with current rate case dividend assumptions and capital structures approved by their respective state regulatory commissions.

In the first quarter of 2008, IPL received a capital contribution of $100 million from its parent, Alliant Energy.

(8) DEBT

(a) Short-term Debt - At June 30, 2008, commercial paper issued under Alliant Energy’s, IPL’s and WPL’s credit facilities was as follows (dollars in millions; Not Applicable (N/A)):

	Alliant Energy	Parent
	(Consolidated)	Company	IPL	WPL
Commercial paper:
Amount outstanding	$207	$--	$69	$138
Maturity	1 day	N/A	1 day	1 day
Interest rates	3.10-3.15%	N/A	3.15%	3.10%
Available credit facility capacity	$443	$100	$231	$112

(b) Long-term Debt - In March 2008, IPL and WPL converted certain pollution control revenue bonds from variable interest rates to fixed interest rates as follows (dollars in millions):

	Amount
	Converted	Due Dates	Fixed Interest Rate
IPL	$38.4	2014	5%
WPL	24.5	2014 and 2015	5%
WPL	14.6	2015	5.375%

(9) UNCONSOLIDATED EQUITY INVESTMENTS

Equity (income) loss from Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2008	2007	2008	2007
American Transmission Company LLC (ATC)	($7.7)	($6.6)	($15.0)	($13.0)
Other	0.5	(0.4)	0.3	(1.5)
	($7.2)	($7.0)	($14.7)	($14.5)

(10) FAIR VALUE MEASUREMENTS

On Jan. 1, 2008, Alliant Energy adopted the provisions of SFAS 157, with the exception of nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. These nonrecurring nonfinancial assets and nonfinancial liabilities included asset retirement obligations and goodwill. Refer to Note 1(g) for additional information on SFAS 157.

Valuation Hierarchy - SFAS 157 establishes a three-tier fair value hierarchy for disclosure of the inputs used to measure fair value. Level 1 inputs include observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are unadjusted quoted prices in active markets for similar assets and liabilities that are either directly or indirectly observable. Level 3 inputs are unobservable inputs for the assets or liabilities for which little or no market data exist, therefore requiring Alliant Energy, IPL and WPL to develop their own estimates of fair value.

Alliant Energy’s recurring fair value measurements subject to the disclosure requirements of SFAS 157 at June 30, 2008 were as follows (in millions):

		Fair Value Measurements at June 30, 2008 Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Fair Value	Identical Assets	Observable	Unobservable
	Measurements	or Liabilities	Inputs	Inputs
	at June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative assets	$127.5	$0.6	$82.8	$44.1
Available-for-sale securities	9.5	9.5	--	--
Liabilities:
Derivative liabilities	21.3	--	3.5	17.8

Additional information for Alliant Energy’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three and six months ended June 30, 2008 is as follows (in millions):

Derivative Assets
and Liabilities, net
Three months ended June 30, 2008
Beginning balance, April 1, 2008	$10.7
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	18.4
Purchases, sales, issuances and settlements, net	(2.8)
Ending balance, June 30, 2008	$26.3

The amount of total gains or (losses) for the period included in changes in net assets attributable
to the change in unrealized gains or (losses) relating to assets and liabilities held at June 30, 2008 (a)	$26.3

Six months ended June 30, 2008
Beginning balance, Jan. 1, 2008	$27.7
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	11.8
Purchases, sales, issuances and settlements, net	(13.2)
Ending balance, June 30, 2008	$26.3

The amount of total gains or (losses) for the period included in changes in net assets attributable
to the change in unrealized gains or (losses) relating to assets and liabilities held at June 30, 2008 (a)	$26.3
(a)	Recorded in “Regulatory assets” and “Regulatory liabilities” on Alliant Energy’s Condensed Consolidated Balance Sheet.

Valuation Techniques - Available-for-sale securities reflected in Level 1 of the valuation hierarchy are primarily related to Resources’ investment in Capstone Turbine Corporation’s common stock and IPL’s investments in various debt and equity securities that are measured at fair value each reporting period using quoted market prices on listed exchanges. Derivative instruments reflected in Level 2 of the valuation hierarchy are primarily related to natural gas swap contracts utilized by IPL and WPL. These natural gas swap contracts are transacted with counterparties and mirror exchange-traded futures. Therefore, these natural gas swap contracts can be measured at fair value each reporting period using data that is observable in the market place based on activity traded on the public exchange. Derivative instruments reflected in Level 3 of the hierarchy primarily represent financial transmission rights utilized by IPL and WPL that are measured at fair value each reporting period using monthly or annual auction shadow prices from relevant auctions.

(11) DERIVATIVE INSTRUMENTS

(a) Accounting for Derivative Instruments - Alliant Energy records derivative instruments at fair value on the balance sheet as assets or liabilities. IPL and WPL generally record changes in the derivatives’ fair values with offsets to regulatory assets or liabilities. Current derivative assets were included in “Derivative assets,” non-current derivative assets were included in “Deferred charges and other,” current derivative liabilities were included in “Other current liabilities” and non-current derivative liabilities were included in “Other long-term liabilities and deferred credits” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2008	2007	2008	2007	2008	2007
Current derivative assets	$108.1	$34.1	$81.4	$19.0	$26.7	$14.9
Non-current derivative assets	19.4	2.7	18.8	2.4	0.1	--
Current derivative liabilities	17.0	24.3	13.3	16.6	3.7	7.7
Non-current derivative liabilities	4.3	1.5	1.3	1.5	3.0	--

IPL’s and WPL’s derivative assets and liabilities are primarily related to purchase contracts to supply fixed-price natural gas for the natural gas-fired electric generating facilities they operate, financial transmission rights acquired to manage transmission congestion costs, swap contracts to mitigate pricing volatility for natural gas supplied to their retail customers and embedded foreign currency derivatives related to Euro-denominated payment terms included in a wind turbine supply contract. Changes in derivative assets and liabilities during the first half of 2008 were primarily due to natural gas price fluctuations and financial transmission rights acquired in the second quarter of 2008.

(b) Weather Derivatives - In May 2008, IPL and WPL each entered into separate non-exchange traded swap agreements based on cooling degree days (CDD) measured in Cedar Rapids, Iowa and Madison, Wisconsin, respectively, to reduce the impact of weather volatility on IPL’s and WPL’s electric margins for the period June 1, 2008 to Aug. 31, 2008. Alliant Energy will receive or pay up to $10.2 million ($7.0 million for IPL and $3.2 million for WPL) from or to the counterparty at the end of the contract term if actual CDD for June 1, 2008 to Aug. 31, 2008 are less or greater than the CDD specified in the contracts. The actual CDD in June 2008 were lower than those specified in the contracts, resulting in IPL and WPL accruing receivables from the counterparty under the agreements of $2.4 million and $0.9 million, respectively, in the second quarter of 2008.

In October 2007, IPL and WPL each entered into separate non-exchange traded swap agreements based on heating degree days (HDD) measured in Cedar Rapids, Iowa and Madison, Wisconsin, respectively, to reduce the impact of weather volatility on IPL’s and WPL’s margins for the period Nov. 1, 2007 to March 31, 2008. The actual HDD for the period Nov. 1, 2007 to Dec. 31, 2007 were higher than those specified in the contracts, resulting in Alliant Energy paying the counterparty $3.6 million (IPL paying $2.2 million and WPL paying $1.4 million) in January 2008. In addition, the actual HDD for the period Jan. 1, 2008 to March 31, 2008 were higher than those specified in the contracts, resulting in Alliant Energy paying the counterparty $5.4 million ($3.2 million for IPL and $2.2 million for WPL) in April 2008.

A summary of the gains (losses) resulting from changes in the value of weather derivatives for the three and six months ended June 30 was as follows (in millions):

	Electric Utility Operating Revenues				Gas Utility Operating Revenues
	Three Months		Six Months		Three Months		Six Months
	2008	2007	2008	2007	2008	2007	2008	2007
Alliant Energy	$3.3	$2.4	$0.7	$0.2	$--	$--	($2.8)	($2.2)
IPL	2.4	2.3	0.7	0.6	--	--	(1.5)	(1.2)
WPL	0.9	0.1	--	(0.4)	--	--	(1.3)	(1.0)

(12) COMMITMENTS AND CONTINGENCIES

(a) Capital Purchase Obligations - Alliant Energy, IPL and WPL have entered into capital purchase obligations that contain minimum future commitments. At June 30, 2008, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to certain capital expenditures for their proposed wind and clean air compliance projects were as follows (in millions):

	Alliant Energy	IPL	WPL
Wind projects (a)	$700	$186	$514
Clean air compliance projects	37	37	--

(a)

Primarily related to capital purchase obligations under a master supply agreement executed in the second quarter of 2008 with Vestas for the purchase of 500 MW of wind turbine generator sets and related equipment to support IPL’s and WPL’s wind generation plan. A portion of the future payments are denominated in Euros and therefore are subject to change with fluctuations in currency exchange rates. In addition, the master supply agreement includes pricing terms which are subject to change if steel prices or diesel fuel prices change by more than 10% between measurement dates defined in the master supply agreement. The amounts included in the above table reflect currency exchange rates, steel prices and diesel fuel prices at June 30, 2008.

(b) Operating Expense Purchase Obligations - Alliant Energy, IPL and WPL have entered into operating expense purchase obligations that contain minimum future commitments. The most significant of these purchase obligations relate to commodity supply, transportation and storage contracts for their utility operations. At June 30, 2008, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (excluding operating leases)	$1,702	$1,110	$592
Natural gas	604	183	421
Coal (a)	377	132	56
Other (b)	145	62	7

(a)

Corporate Services has entered into system-wide coal purchase contracts on behalf of IPL and WPL that include minimum future commitments of $189 million that have not been directly assigned to IPL and WPL since the specific needs of each utility were not yet known as of June 30, 2008.

(b)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at June 30, 2008.

(c) Guarantees and Indemnifications - Alliant Energy provided indemnifications associated with various sales of its non-regulated and utility businesses/assets for losses resulting from potential breach of the representations and warranties made by Alliant Energy on the sale dates and for the breach of its obligations under the sale agreements. Alliant Energy believes the likelihood of having to make any material cash payments under these indemnifications is remote. Alliant Energy recorded liabilities of $1 million related to these indemnifications as of June 30, 2008. The terms of the indemnifications provided by Alliant Energy at June 30, 2008 for the various sales were generally as follows (in millions):

Businesses/Assets Sold	Disposal Date	Maximum Limit	Expiration Date
Three generating facilities in China	First quarter of 2006	$37	February 2009
IPL’s interest in the Duane Arnold Energy Center	First quarter of 2006	30 (a)	January 2009
Brazil	First quarter of 2006	10	January 2011
WPL’s water utility in South Beloit, Illinois	Third quarter of 2006	1 (b)	July 2008
New Zealand	Fourth quarter of 2006	159 (c)	March 2012
Mexico	Second quarter of 2007	20	June 2012
IPL’s electric transmission assets	Fourth quarter of 2007	196 (a)	March 2009

(a)	Indemnification provided by IPL
(b)	Indemnification provided by WPL
(c)	Based on exchange rates at June 30, 2008

WPL also issued an indemnity to the buyer of the Kewaunee Nuclear Power Plant (Kewaunee) to cover certain potential costs the buyer may incur related to the outage at Kewaunee in 2005. At June 30, 2008, WPL had a $2 million obligation recognized related to this indemnity, which represents WPL’s remaining maximum exposure.

Alliant Energy also continues to guarantee the abandonment obligations of Whiting Petroleum Corporation under the Point Arguello partnership agreements. The guarantee does not include a maximum limit. As of June 30, 2008, the present value of the abandonment obligations is estimated at $10 million. Alliant Energy believes that no payments will be made under this guarantee.

(d) Environmental Matters -

Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in 40 and 14 sites, respectively, previously associated with the production of gas for which they may be liable for investigation, remediation and monitoring costs relating to the sites. IPL and WPL have received letters from state environmental agencies requiring no further action at nine and seven sites, respectively. Additionally, IPL has met state environmental agency expectations at three additional sites requiring no further action for soil remediation. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sites in order to protect public health and the environment. IPL and WPL record environmental liabilities related to these MGP sites based upon periodic studies, most recently updated in the third quarter of 2007. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of Alliant Energy’s sites to be $25 million ($20 million for IPL and $5 million for WPL) to $48 million ($41 million for IPL and $7 million for WPL). At June 30, 2008, Alliant Energy, IPL and WPL had recorded $35 million, $29 million and $6 million, respectively, in current and non-current environmental liabilities for their remaining costs to be incurred for these MGP sites.

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, Alliant Energy, IPL and WPL also monitor various environmental regulations which may have a significant impact on their future operations. Given uncertainties regarding the ultimate outcome, timing and compliance plans for these environmental regulations, Alliant Energy, IPL and WPL are currently not able to determine the financial impact of these regulations but do believe that future capital investments and/or modifications to their electric generating facilities to comply with these regulations could be significant. Specific environmental regulations that may require significant future expenditures by Alliant Energy, IPL and WPL include, among others: Clean Air Interstate Rule and Clean Air Mercury Rule or any successor regulations to those rules, Section 316(b) of the Clean Water Act, Wisconsin State Thermal Rule, Wisconsin State Mercury Rule, Ozone National Ambient Air Quality Standards and proposed legislation to regulate the emission of greenhouse gases (GHG).

(e) Tax Matters - The IRS audited Alliant Energy’s federal income tax returns for calendar years 2002 through 2004. As a result of its audit, the IRS notified Alliant Energy in 2007 that it proposed certain adjustments to these tax returns. The most significant adjustment was to defer until 2006 $257 million of capital losses primarily included in Alliant Energy’s 2002 tax return related to its former Brazil investments. In the second quarter of 2008, Alliant Energy agreed to the deferral of the $257 million of capital losses until 2006 as part of a settlement of its federal income tax returns for calendar years 2002 through 2004 finalized with the IRS on June 30, 2008. Deferring these capital losses until 2006 is not expected to have a material adverse impact on Alliant Energy’s financial condition, results of operations and cash flows given Alliant Energy’s expected ability to utilize these capital losses before they expire. Alliant Energy currently plans to use these 2006 capital losses to offset capital gains generated from the sale of IPL’s electric transmission assets in 2007. The capital gain from the sale of IPL’s electric transmission assets will be reviewed by the IRS as part of the current examination of Alliant Energy’s federal income tax return for calendar years 2005 through 2007.

(f) Property Insurance Recoveries - In June 2008, the Midwest experienced severe flooding that impacted the operations of several Alliant Energy companies including IPL, WPL and Resources. The impacts of the severe flooding were scattered throughout Alliant Energy’s service territory with the most significant impacts occurring in Cedar Rapids, Iowa, which is part of IPL’s service territory. The severe flooding in Cedar Rapids, Iowa resulted in significant property damage, electric and steam service outages and the evacuation of and damage to various office and operational facilities.

Alliant Energy has a property insurance policy that provides coverage up to $100 million for covered flood losses incurred by various subsidiaries including IPL, WPL and Resources. Insurance recoveries under the policy are subject to a $1.5 million deductible per occurrence and certain sub-limits, most notably a $10 million sub-limit for covered losses related to temporary replacement equipment and facilities. Covered property generally includes generating assets, substations, office and operating buildings and non-fuel inventories. Excluded property generally includes the electric distribution system, railroad infrastructure, vehicles and fuel. In addition, Alliant Energy and its subsidiaries do not have any business interruption coverage for lost revenues from the disruption of service.

During the second quarter of 2008, IPL incurred approximately $13 million of incremental other operation and maintenance expenses related to the severe flooding. IPL has estimated that approximately $7 million of these incremental operation and maintenance expenses are probable of recovery under the Alliant Energy property insurance policy. As a result, Alliant Energy and IPL have recognized a decrease in “Other operation and maintenance” on their Condensed Consolidated Statements of Income and increase in “Accounts receivable - other” on their Condensed Consolidated Balance Sheets of $7 million in the second quarter of 2008. Alliant Energy anticipates additional property insurance recoveries in the future from covered flood losses incurred in the second quarter of 2008 but is currently not able to estimate the amounts.

(13) SEGMENTS OF BUSINESS

Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations.

					Non-		Alliant
	Utility Business				regulated		Energy
	Electric	Gas	Other	Total	Businesses	Other	Consolidated
	(in millions)
Three Months Ended June 30, 2008
Operating revenues	$576.7	$121.1	$15.6	$713.4	$115.6	($1.6)	$827.4
Operating income (loss)	65.4	4.4	(1.2)	68.6	11.9	1.5	82.0
Income from continuing operations				36.2	12.6	3.0	51.8
Income from discontinued operations, net of tax				--	9.0	--	9.0
Net income				36.2	21.6	3.0	60.8

Three Months Ended June 30, 2007
Operating revenues	$565.5	$94.0	$15.4	$674.9	$72.7	($1.4)	$746.2
Operating income (loss)	87.6	3.0	(0.4)	90.2	6.3	0.5	97.0
Income from continuing operations				40.3	3.2	1.5	45.0
Income from discontinued operations, net of tax				--	3.6	--	3.6
Net income				40.3	6.8	1.5	48.6

Six Months Ended June 30, 2008
Operating revenues	$1,144.4	$429.6	$33.5	$1,607.5	$214.6	($2.7)	$1,819.4
Operating income	132.2	46.7	2.0	180.9	24.1	2.1	207.1
Income from continuing operations				91.8	21.0	7.1	119.9
Income from discontinued operations, net of tax				--	9.0	--	9.0
Net income				91.8	30.0	7.1	128.9

Six Months Ended June 30, 2007
Operating revenues	$1,119.0	$382.3	$33.4	$1,534.7	$127.0	($2.8)	$1,658.9
Operating income (loss)	166.1	42.0	(4.4)	203.7	13.1	1.0	217.8
Income from continuing operations				97.0	9.4	3.8	110.2
Income from discontinued operations, net of tax				--	2.3	--	2.3
Net income				97.0	11.7	3.8	112.5

(14) DISCONTINUED OPERATIONS

Alliant Energy has completed the disposal of numerous non-regulated and utility businesses and other assets in order to strengthen its financial profile and narrow its strategic focus and risk profile. The following businesses/assets were sold during 2007 and qualified as assets held for sale as defined by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” before they were sold:

Business/Asset	Disposal Date	Segment
Non-regulated business - Mexico	Second quarter of 2007	Non-regulated businesses
Utility businesses/assets:
WPL’s electric and gas utility assets in Illinois	First quarter of 2007	Utility - Electric and Gas
IPL’s electric and gas utility assets in Illinois	First quarter of 2007	Utility - Electric and Gas
IPL’s electric transmission assets	Fourth quarter of 2007	Utility - Electric

The operating results of the non-regulated business listed in the above table have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income. The operating results of the utility businesses/assets listed in the above table have not been reported as discontinued operations due to Alliant Energy’s continuing involvement in the operations of these businesses/assets after the disposal transaction.

A summary of the components of discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income for the three and six months ended June 30 was follows (in millions):

	Three Months		Six Months
	2008	2007	2008	2007
Operating expenses	$0.2	$1.8	$0.2	$3.7
Gain on sale of Mexico business (a)	--	(10.7)	--	(10.7)
Interest expense and other	--	0.5	--	1.6
Income (loss) before income taxes	(0.2)	8.4	(0.2)	5.4
Income tax expense (benefit) (b)	(9.2)	4.8	(9.2)	3.1
Income from discontinued operations, net of tax	$9.0	$3.6	$9.0	$2.3

(a)

In the second quarter of 2007, Alliant Energy recorded a $10.7 million pre-tax gain related to the sale of its Mexico business. The increase in the fair value during the second quarter of 2007 that was realized upon sale of the Mexico business was largely due to the resolution of uncertainties regarding completion of the pending sale.

(b)

In the second quarter of 2008, Alliant Energy reached a settlement with the IRS that finalized the audit of its U.S. federal income tax returns for calendar years 2002 through 2004. As a result of completing the audit and recording known adjustments for the tax returns for calendar years 2005 and 2006, Alliant Energy recorded decreases in its liabilities for unrecognized tax benefits and related interest, net of tax, and changes to its provision for income taxes including the impact of $9.0 million of income tax benefits allocated to its discontinued operations in the second quarter of 2008 largely related to its former Australia and China businesses.

(15) ASSET RETIREMENT OBLIGATIONS (AROs)

A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2008	2007	2008	2007	2008	2007
Balance at Jan. 1	$42.8	$38.5	$30.9	$27.1	$11.9	$11.4
Revisions in estimated cash flows (a)	5.7	0.1	5.7	--	--	0.1
Liabilities incurred (b)	3.1	0.5	--	0.5	3.1	--
Accretion expense	1.2	1.1	0.9	0.8	0.3	0.3
Liabilities settled	(0.5)	--	(0.5)	--	--	--
Balance at June 30	$52.3	$40.2	$37.0	$28.4	$15.3	$11.8

(a)

In the second quarter of 2008, IPL increased its AROs by $5.7 million as a result of accelerating anticipated asbestos remediation expenditures at its Sixth Street and Prairie Creek generating stations due to the impacts of the severe Midwest flooding at these generating stations in June 2008.

(b)	In the second quarter of 2008, WPL recorded an ARO of $3.1 million related to its Cedar Ridge wind farm.

(16) VARIABLE INTEREST ENTITIES

After making an ongoing exhaustive effort, Alliant Energy concluded it was unable to obtain the information necessary from the counterparties (subsidiaries of Calpine Corporation (Calpine)) for the Riverside and RockGen Energy Center (RockGen) purchased power agreements (PPAs) to determine whether the counterparties are variable interest entities per FIN 46R, “Consolidation of Variable Interest Entities,” and if Alliant Energy is the primary beneficiary. These PPAs are currently accounted for as operating leases. The counterparties sell some or all of their generating capacity to WPL and can sell their energy output to WPL. Alliant Energy’s maximum exposure to loss from these PPAs is undeterminable due to the inability to obtain the necessary information to complete such evaluation. Alliant Energy’s (primarily WPL’s) costs, excluding fuel costs, related to the Riverside PPA were $19.6 million and $28.2 million for the three and six months ended June 30, 2008, and $20.7 million and $29.5 million for the three and six months ended June 30, 2007, respectively. WPL’s costs, excluding fuel costs, related to the RockGen PPA were $4.0 million and $8.0 million for the three and six months ended June 30, 2008, and $3.9 million and $7.8 million for the three and six months ended June 30, 2007, respectively.

(17) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on the exchangeable senior notes issued by Resources (a wholly-owned subsidiary of Alliant Energy) and, as a result, is required to present condensed consolidating financial statements. No Alliant Energy subsidiaries are guarantors of Resources’ debt securities. The “Other Alliant Energy Subsidiaries” column includes amounts for IPL, WPL and Corporate Services. Alliant Energy’s condensed consolidating financial statements are as follows:

Alliant Energy Corporation Condensed Consolidating Statements of Income (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Three Months Ended June 30, 2008
Operating revenues:
Utility:
Electric	$-	$-	$576.7	$-	$576.7
Gas	-	-	121.1	-	121.1
Other	-	-	15.6	-	15.6
Non-regulated	0.8	115.6	83.1	(85.5)	114.0

	0.8	115.6	796.5	(85.5)	827.4

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	305.2	-	305.2
Cost of gas sold	-	-	86.8	-	86.8
Other operation and maintenance	-	-	169.0	-	169.0
Non-regulated operation and maintenance	(0.1)	98.9	78.0	(80.3)	96.5
Depreciation and amortization	-	2.8	62.2	(3.3)	61.7
Taxes other than income taxes	-	2.0	25.9	(1.7)	26.2

	(0.1)	103.7	727.1	(85.3)	745.4

Operating income	0.9	11.9	69.4	(0.2)	82.0

Interest expense and other:
Interest expense	0.1	3.5	30.7	(4.0)	30.3
Equity (income) loss from unconsolidated investments, net	-	0.9	(8.1)	-	(7.2)
Allowance for funds used during construction	-	-	(4.4)	0.2	(4.2)
Preferred dividend requirements of subsidiaries	-	-	4.7	-	4.7
Interest income and other	(61.2)	(4.6)	0.4	61.2	(4.2)

	(61.1)	(0.2)	23.3	57.4	19.4

Income from continuing operations before income taxes	62.0	12.1	46.1	(57.6)	62.6

Income tax expense (benefit)	1.3	(0.5)	9.9	0.1	10.8

Income from continuing operations	60.7	12.6	36.2	(57.7)	51.8

Income from discontinued operations, net of tax	-	9.0	-	-	9.0

Net income	$60.7	$21.6	$36.2	($57.7)	$60.8

Three Months Ended June 30, 2007
Operating revenues:
Utility:
Electric	$-	$-	$565.5	$-	$565.5
Gas	-	-	94.0	-	94.0
Other	-	-	15.4	-	15.4
Non-regulated	-	72.7	82.2	(83.6)	71.3

	-	72.7	757.1	(83.6)	746.2

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	292.9	-	292.9
Cost of gas sold	-	-	60.9	-	60.9
Other operation and maintenance	-	-	142.3	-	142.3
Non-regulated operation and maintenance	0.3	61.6	73.4	(75.2)	60.1
Depreciation and amortization	-	3.1	69.4	(6.5)	66.0
Taxes other than income taxes	-	1.7	27.0	(1.7)	27.0

	0.3	66.4	665.9	(83.4)	649.2

Operating income (loss)	(0.3)	6.3	91.2	(0.2)	97.0

Interest expense and other:
Interest expense	-	4.2	28.2	(4.7)	27.7
Equity (income) loss from unconsolidated investments, net	-	0.1	(7.1)	-	(7.0)
Allowance for funds used during construction	-	-	(2.0)	0.1	(1.9)
Preferred dividend requirements of subsidiaries	-	-	4.7	-	4.7
Interest income and other	(48.9)	(4.6)	(0.2)	51.3	(2.4)

	(48.9)	(0.3)	23.6	46.7	21.1

Income from continuing operations before income taxes	48.6	6.6	67.6	(46.9)	75.9

Income taxes	0.2	3.4	27.3	-	30.9

Income from continuing operations	48.4	3.2	40.3	(46.9)	45.0

Income from discontinued operations, net of tax	-	3.6	-	-	3.6

Net income	$48.4	$6.8	$40.3	($46.9)	$48.6

Alliant Energy Corporation Condensed Consolidating Statements of Income (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Six Months Ended June 30, 2008
Operating revenues:
Utility:
Electric	$-	$-	$1,144.4	$-	$1,144.4
Gas	-	-	429.6	-	429.6
Other	-	-	33.5	-	33.5
Non-regulated	0.8	214.6	158.4	(161.9)	211.9

	0.8	214.6	1,765.9	(161.9)	1,819.4

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	606.7	-	606.7
Cost of gas sold	-	-	318.9	-	318.9
Other operation and maintenance	-	-	333.8	-	333.8
Non-regulated operation and maintenance	(0.1)	180.8	149.8	(153.2)	177.3
Depreciation and amortization	-	5.7	124.2	(6.6)	123.3
Taxes other than income taxes	-	4.0	50.2	(1.9)	52.3

	(0.1)	190.5	1,583.6	(161.7)	1,612.3

Operating income	0.9	24.1	182.3	(0.2)	207.1

Interest expense and other:
Interest expense	0.1	7.1	60.9	(8.1)	60.0
Equity (income) loss from unconsolidated investments, net	-	0.9	(15.6)	-	(14.7)
Allowance for funds used during construction	-	-	(7.7)	0.3	(7.4)
Preferred dividend requirements of subsidiaries	-	-	9.4	-	9.4
Interest income and other	(130.0)	(9.7)	(0.6)	129.0	(11.3)

	(129.9)	(1.7)	46.4	121.2	36.0

Income from continuing operations before income taxes	130.8	25.8	135.9	(121.4)	171.1

Income taxes	2.2	4.8	44.1	0.1	51.2

Income from continuing operations	128.6	21.0	91.8	(121.5)	119.9

Income from discontinued operations, net of tax	-	9.0	-	-	9.0

Net income	$128.6	$30.0	$91.8	($121.5)	$128.9

Six Months Ended June 30, 2007
Operating revenues:
Utility:
Electric	$-	$-	$1,119.0	$-	$1,119.0
Gas	-	-	382.3	-	382.3
Other	-	-	33.4	-	33.4
Non-regulated	-	127.0	162.6	(165.4)	124.2

	-	127.0	1,697.3	(165.4)	1,658.9

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	573.2	-	573.2
Cost of gas sold	-	-	272.8	-	272.8
Other operation and maintenance	-	-	306.9	-	306.9
Non-regulated operation and maintenance	0.3	104.3	145.5	(148.7)	101.4
Depreciation and amortization	0.1	6.2	138.9	(13.2)	132.0
Taxes other than income taxes	-	3.4	54.3	(2.9)	54.8

	0.4	113.9	1,491.6	(164.8)	1,441.1

Operating income (loss)	(0.4)	13.1	205.7	(0.6)	217.8

Interest expense and other:
Interest expense	0.2	9.4	57.9	(10.2)	57.3
Equity income from unconsolidated investments, net	-	(0.7)	(13.8)	-	(14.5)
Allowance for funds used during construction	-	-	(3.6)	0.2	(3.4)
Preferred dividend requirements of subsidiaries	-	-	9.4	-	9.4
Interest income and other	(113.8)	(13.5)	(1.3)	117.7	(10.9)

	(113.6)	(4.8)	48.6	107.7	37.9

Income from continuing operations before income taxes	113.2	17.9	157.1	(108.3)	179.9

Income taxes	1.0	8.5	60.1	0.1	69.7

Income from continuing operations	112.2	9.4	97.0	(108.4)	110.2

Income from discontinued operations, net of tax	-	2.3	-	-	2.3

Net income	$112.2	$11.7	$97.0	($108.4)	$112.5

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of June 30, 2008 (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$5,670.4	$-	$5,670.4
Gas plant in service	-	-	741.0	-	741.0
Other plant in service	-	-	468.4	-	468.4
Accumulated depreciation	-	-	(2,689.8)	-	(2,689.8)
Leased Sheboygan Falls Energy Facility, net	-	-	104.8	(104.8)	-
Construction work in progress:
Whispering Willow - East Wind Farm	-	-	151.2	-	151.2
Cedar Ridge Wind Farm	-	-	109.5	-	109.5
Other	-	-	179.5	-	179.5
Other, net	-	-	22.5	-	22.5

Total utility	-	-	4,757.5	(104.8)	4,652.7

Non-regulated and other, net	-	170.5	41.2	128.0	339.7

	-	170.5	4,798.7	23.2	4,992.4

Current assets:
Cash and cash equivalents	461.0	65.1	47.8	-	573.9
Income tax refunds receivable	0.1	17.2	57.9	(0.7)	74.5
Gas stored underground, at weighted average cost	-	-	37.1	-	37.1
Regulatory assets	-	-	28.7	-	28.7
Derivative assets	-	0.1	108.0	-	108.1
Other	0.1	115.0	542.8	(104.1)	553.8

	461.2	197.4	822.3	(104.8)	1,376.1

Investments:
Consolidated subsidiaries	2,263.1	-	-	(2,263.1)	-
Other	17.0	13.0	220.1	-	250.1

	2,280.1	13.0	220.1	(2,263.1)	250.1

Other assets	4.8	175.0	820.7	(215.2)	785.3

Total assets	$2,746.1	$555.9	$6,661.8	($2,559.9)	$7,403.9

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,495.3	$262.8	$1,643.0	($1,905.8)	$1,495.3
Retained earnings	1,252.3	(104.2)	459.1	(352.9)	1,254.3
Accumulated other comprehensive income	2.8	2.9	-	(2.9)	2.8
Shares in deferred compensation trust	(7.6)	-	-	-	(7.6)

Total common equity	2,742.8	161.5	2,102.1	(2,261.6)	2,744.8

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	105.6	1,297.6	-	1,403.2

	2,742.8	267.1	3,643.5	(2,261.6)	4,391.8

Current liabilities:
Commercial paper	-	-	207.0	-	207.0
Other short-term borrowings	-	-	0.1	-	0.1
Regulatory liabilities	-	-	125.1	-	125.1
Accrued taxes	-	2.7	49.6	(0.7)	51.6
Other	3.8	92.9	700.1	(104.9)	691.9

	3.8	95.6	1,081.9	(105.6)	1,075.7

Other long-term liabilities and deferred credits:
Deferred income taxes	(2.2)	177.3	679.6	1.4	856.1
Other	1.7	13.8	1,256.8	(194.1)	1,078.2

	(0.5)	191.1	1,936.4	(192.7)	1,934.3

Minority interest	-	2.1	-	-	2.1

Total capitalization and liabilities	$2,746.1	$555.9	$6,661.8	($2,559.9)	$7,403.9

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2007 (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$5,633.7	$-	$5,633.7
Gas plant in service	-	-	726.3	-	726.3
Other plant in service	-	-	466.8	-	466.8
Accumulated depreciation	-	-	(2,692.5)	-	(2,692.5)
Leased Sheboygan Falls Energy Facility, net	-	-	107.9	(107.9)	-
Construction work in progress:
Cedar Ridge Wind Farm	-	-	41.8	-	41.8
Other	-	-	153.6	-	153.6
Other, net	-	-	4.6	-	4.6

Total utility	-	-	4,442.2	(107.9)	4,334.3

Non-regulated and other, net	-	176.2	39.4	130.0	345.6

	-	176.2	4,481.6	22.1	4,679.9

Current assets:
Cash and cash equivalents	589.3	93.7	62.6	-	745.6
Income tax refunds receivable	-	0.1	47.3	(33.9)	13.5
Gas stored underground, at weighted average cost	-	-	70.5	-	70.5
Regulatory assets	-	-	58.5	-	58.5
Derivative assets	-	0.2	33.9	-	34.1
Other	2.9	71.0	565.2	(89.0)	550.1

	592.2	165.0	838.0	(122.9)	1,472.3

Investments:
Consolidated subsidiaries	2,093.2	-	-	(2,093.2)	-
Other	16.2	9.0	212.7	-	237.9

	2,109.4	9.0	212.7	(2,093.2)	237.9

Other assets	4.6	175.0	859.9	(239.9)	799.6

Total assets	$2,706.2	$525.2	$6,392.2	($2,433.9)	$7,189.7

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,484.5	$262.8	$1,542.8	($1,805.6)	$1,484.5
Retained earnings	1,203.5	(134.0)	421.7	(286.0)	1,205.2
Accumulated other comprehensive income	0.2	0.2	-	(0.2)	0.2
Shares in deferred compensation trust	(8.7)	-	-	-	(8.7)

Total common equity	2,679.5	129.0	1,964.5	(2,091.8)	2,681.2

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	106.0	1,298.5	-	1,404.5

	2,679.5	235.0	3,506.8	(2,091.8)	4,329.5

Current liabilities:
Commercial paper	-	-	81.8	-	81.8
Other short-term borrowings	-	-	29.5	-	29.5
Regulatory liabilities	-	-	86.5	-	86.5
Accrued taxes	6.1	34.1	68.4	(33.9)	74.7
Other	5.7	71.9	676.8	(89.9)	664.5

	11.8	106.0	943.0	(123.8)	937.0

Other long-term liabilities and deferred credits:
Deferred income taxes	(2.1)	148.7	675.1	1.2	822.9
Other	17.0	31.6	1,267.3	(219.5)	1,096.4

	14.9	180.3	1,942.4	(218.3)	1,919.3

Minority interest	-	3.9	-	-	3.9

Total capitalization and liabilities	$2,706.2	$525.2	$6,392.2	($2,433.9)	$7,189.7

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Six Months Ended June 30, 2008	(in millions)

Net cash flows from (used for) operating activities	$46.8	($25.7)	$291.3	($61.9)	$250.5

Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(429.5)	-	(429.5)
Alliant Energy Corporate Services, Inc. and
non-regulated businesses	-	(6.5)	(7.8)	-	(14.3)
Proceeds from asset sales	-	3.3	(0.9)	-	2.4
Other	(99.9)	0.1	18.4	99.4	18.0

Net cash flows used for investing activities	(99.9)	(3.1)	(419.8)	99.4	(423.4)

Cash flows from (used for) financing activities:
Common stock dividends	(77.1)	-	(51.9)	51.9	(77.1)
Repurchase of common stock	(1.5)	-	-	-	(1.5)
Proceeds from issuance of common stock	1.3	-	-	-	1.3
Reductions in long-term debt	-	(2.1)	(1.0)	-	(3.1)
Net change in short-term borrowings	-	-	95.8	-	95.8
Other	2.1	2.3	70.8	(89.4)	(14.2)

Net cash flows from (used for) financing activities	(75.2)	0.2	113.7	(37.5)	1.2

Net decrease in cash and cash equivalents	(128.3)	(28.6)	(14.8)	-	(171.7)
Cash and cash equivalents at beginning of period	589.3	93.7	62.6	-	745.6

Cash and cash equivalents at end of period	$461.0	$65.1	$47.8	$-	$573.9

Six Months Ended June 30, 2007

Net cash flows from operating activities	$92.6	$17.5	$309.3	($118.7)	$300.7

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(230.3)	-	(230.3)
Alliant Energy Corporate Services, Inc. and
non-regulated businesses	-	(4.8)	(5.7)	-	(10.5)
Proceeds from asset sales	-	72.5	51.6	-	124.1
Other	(4.9)	13.2	(20.1)	10.7	(1.1)

Net cash flows from (used for) investing activities	(4.9)	80.9	(204.5)	10.7	(117.8)

Cash flows used for financing activities:
Common stock dividends	(72.8)	-	(100.6)	100.6	(72.8)
Repurchase of common stock	(235.6)	-	-	-	(235.6)
Proceeds from issuance of common stock	32.6	-	-	-	32.6
Reductions in long-term debt	-	(37.7)	(184.8)	-	(222.5)
Net change in short-term borrowings	130.0	(130.0)	165.7	-	165.7
Other	(0.3)	3.8	(1.9)	7.4	9.0

Net cash flows used for financing activities	(146.1)	(163.9)	(121.6)	108.0	(323.6)

Net decrease in cash and cash equivalents	(58.4)	(65.5)	(16.8)	-	(140.7)
Cash and cash equivalents at beginning of period	167.1	67.3	31.6	-	266.0

Cash and cash equivalents at end of period	$108.7	$1.8	$14.8	$-	$125.3

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows (Continued) (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Supplemental Cash Flows Information:
Six Months Ended June 30, 2008
Cash paid during the period for:
Income taxes, net of refunds	$6.7	$55.6	$71.0	$-	$133.3
Interest, net of capitalized interest	1.6	15.2	55.3	-	72.1

Six Months Ended June 30, 2007
Cash paid (refunded) during the period for:
Income taxes, net of refunds	$16.9	($24.2)	$70.5	$-	$63.2
Interest, net of capitalized interest	0.6	4.7	58.0	-	63.3
Noncash investing and financing activities:
Debt assumed by buyer of Mexico business	-	5.0	-	-	5.0

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

	(in millions)
Operating revenues:
Electric utility	$301.7	$294.8	$578.8	$573.1
Gas utility	70.6	55.1	250.7	221.6
Steam and other	13.1	12.7	29.2	29.1

	385.4	362.6	858.7	823.8

Operating expenses:
Electric production fuel and purchased power	142.0	129.0	263.0	251.7
Cost of gas sold	52.0	37.3	191.9	165.0
Other operation and maintenance	112.3	87.7	220.6	189.8
Depreciation and amortization	32.8	36.1	65.1	71.9
Taxes other than income taxes	14.0	15.4	27.9	31.5

	353.1	305.5	768.5	709.9

Operating income	32.3	57.1	90.2	113.9

Interest expense and other:
Interest expense	14.9	16.3	29.4	32.6
Allowance for funds used during construction	(1.9)	(1.5)	(3.2)	(2.6)
Interest income	-	(0.2)	(0.5)	(0.7)

	13.0	14.6	25.7	29.3

Income before income taxes	19.3	42.5	64.5	84.6

Income tax expense (benefit)	(1.2)	16.1	14.8	31.4

Net income	20.5	26.4	49.7	53.2

Preferred dividend requirements	3.8	3.8	7.7	7.7

Earnings available for common stock	$16.7	$22.6	$42.0	$45.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2008	2007

	(in millions)
Property, plant and equipment:
Electric plant in service	$3,411.8	$3,419.3
Gas plant in service	384.0	378.7
Steam plant in service	51.4	54.0
Other plant in service	227.0	228.0
Accumulated depreciation	(1,547.6)	(1,584.3)

Net plant	2,526.6	2,495.7
Construction work in progress:
Whispering Willow - East Wind Farm	151.2	-
Other	107.1	92.8
Other, less accumulated depreciation	19.0	2.0

	2,803.9	2,590.5

Current assets:
Cash and cash equivalents	0.6	39.4
Accounts receivable:
Customer, less allowance for doubtful accounts	29.9	79.8
Other, less allowance for doubtful accounts	47.0	25.2
Income tax refunds receivable	47.9	44.6
Production fuel, at weighted average cost	58.7	55.2
Materials and supplies, at weighted average cost	23.0	21.5
Gas stored underground, at weighted average cost	2.6	32.6
Regulatory assets	16.4	31.2
Derivative assets	81.4	19.0
Other	10.4	6.6

	317.9	355.1

Investments	16.0	17.6

Other assets:
Regulatory assets	283.8	294.8
Deferred charges and other	122.3	104.0

	406.1	398.8

Total assets	$3,543.9	$3,362.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30,	December 31,
CAPITALIZATION AND LIABILITIES	2008	2007

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $2.50 par value - authorized 24,000,000 shares;
13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	973.1	873.1
Retained earnings	32.6	21.0

Total common equity	1,039.1	927.5

Cumulative preferred stock	183.8	183.8
Long-term debt, net (excluding current portion)	760.5	761.5

	1,983.4	1,872.8

Current liabilities:
Current maturities	2.3	2.3
Commercial paper	69.0	-
Other short-term borrowings	0.1	29.5
Accounts payable	123.1	141.6
Accounts payable to associated companies	40.4	28.8
Regulatory liabilities	85.9	37.3
Accrued taxes	47.1	50.8
Other	90.3	80.9

	458.2	371.2

Other long-term liabilities and deferred credits:
Deferred income taxes	416.6	422.6
Regulatory liabilities	498.5	482.5
Pension and other benefit obligations	51.7	50.7
Other	135.5	162.2

	1,102.3	1,118.0

Total capitalization and liabilities	$3,543.9	$3,362.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2008	2007

	(in millions)
Cash flows from operating activities:
Net income	$49.7	$53.2
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	65.1	71.9
Deferred tax expense (benefit) and investment tax credits	(11.7)	1.0
Other	8.5	3.0
Other changes in assets and liabilities:
Accounts receivable	(9.0)	57.1
Sale of accounts receivable	40.0	-
Gas stored underground	30.0	21.9
Regulatory assets	9.7	50.4
Derivative assets	(78.8)	(1.5)
Accounts payable	(14.4)	(20.7)
Accrued taxes	(3.1)	(11.3)
Regulatory liabilities	63.1	(8.8)
Derivative liabilities	(3.5)	(25.6)
Other	(16.3)	(4.9)

Net cash flows from operating activities	129.3	185.7

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(260.3)	(135.9)
Proceeds from sale of utility assets in Illinois	-	28.1
Purchases of emission allowances	-	(23.9)
Other	(6.4)	(5.1)

Net cash flows used for investing activities	(266.7)	(136.8)

Cash flows from (used for) financing activities:
Common stock dividends	(29.1)	(55.0)
Preferred stock dividends	(7.7)	(7.7)
Capital contribution from parent	100.0	-
Reductions in long-term debt	(1.0)	(79.8)
Net change in short-term borrowings	39.6	88.6
Other	(3.2)	4.8

Net cash flows from (used for) financing activities	98.6	(49.1)

Net decrease in cash and cash equivalents	(38.8)	(0.2)

Cash and cash equivalents at beginning of period	39.4	0.5

Cash and cash equivalents at end of period	$0.6	$0.3

Supplemental cash flows information:
Cash paid during the period for:
Interest	$27.1	$34.9

Income taxes, net of refunds	$32.0	$41.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Except as modified below, the Alliant Energy “Notes to Condensed Consolidated Financial Statements” are incorporated by reference insofar as they relate to IPL. The notes that follow herein set forth additional specific information for IPL and are numbered to be consistent with the Alliant Energy “Notes to Condensed Consolidated Financial Statements.”

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The interim condensed consolidated financial statements included herein have been prepared by IPL, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include IPL and its consolidated subsidiaries. IPL is a direct subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in IPL’s latest combined Annual Report on Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and six months ended June 30, 2008 and 2007, the condensed consolidated financial position at June 30, 2008 and Dec. 31, 2007, and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 have been made. Results for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2008. A change in management’s estimates or assumptions could have a material impact on IPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(3) COMPREHENSIVE INCOME

IPL’s comprehensive income, and the components of other comprehensive income, net of taxes, for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2008	2007	2008	2007
Earnings available for common stock	$16.7	$22.6	$42.0	$45.5
Other comprehensive income:
Pension and other postretirement benefits
amortizations, net of tax	--	0.1	--	0.1
Comprehensive income	$16.7	$22.7	$42.0	$45.6

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans - The components of IPL’s qualified pension benefits and other postretirement benefits costs for the three and six months ended June 30 were as follows (in millions):

	Qualified Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$1.5	$1.6	$3.0	$3.1	$0.7	$0.7	$1.4	$1.4
Interest cost	4.0	3.6	7.9	7.2	1.8	1.8	3.6	3.6
Expected return on plan assets	(5.4)	(4.8)	(10.8)	(9.6)	(1.5)	(1.4)	(3.0)	(2.8)
Amortization of:
Transition obligation	--	--	--	--	0.1	0.1	0.1	0.1
Prior service cost (credit)	0.2	0.2	0.5	0.5	(0.4)	(0.5)	(0.8)	(0.9)
Actuarial loss	--	0.3	0.1	0.6	0.5	0.7	1.0	1.4
	$0.3	$0.9	$0.7	$1.8	$1.2	$1.4	$2.3	$2.8

In the above table, the pension benefits costs represent only those respective costs for bargaining unit employees of IPL covered under the bargaining unit pension plans that are sponsored by IPL. The other postretirement benefits costs represent costs for all IPL employees. Corporate Services provides services to IPL and, as a result, IPL is allocated pension and other postretirement benefits costs associated with Corporate Services. The following table includes qualified pension benefits costs (credits) for IPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated pension and other postretirement benefits costs associated with Corporate Services for IPL for the three and six months ended June 30 as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2008	2007	2008	2007	2008	2007	2008	2007
Non-bargaining IPL employees
participating in other plans	($0.9)	($0.4)	($1.8)	($0.7)	N/A	N/A	N/A	N/A
Allocated Corporate Services costs	0.2	1.9	0.5	2.7	$0.3	$0.4	$0.7	$0.7

Included in pension benefits for allocated Corporate Services costs for the three and six months ended June 30, 2007 was a settlement loss of $1.2 million related to payments made to a retired executive.

IPL estimates that funding for the qualified pension plans for its bargaining unit employees and other postretirement benefits plans for 2008 will be $0 and $5 million, respectively, of which $2 million has been contributed to the other postretirement benefits plans through June 30, 2008.

(10) FAIR VALUE MEASUREMENTS

On Jan. 1, 2008, IPL adopted the provisions of SFAS 157, with the exception of nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. These nonrecurring nonfinancial assets and nonfinancial liabilities included asset retirement obligations. Refer to Notes 1(g) and 10 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on SFAS 157.

IPL’s recurring fair value measurements subject to the disclosure requirements of SFAS 157 at June 30, 2008 were as follows (in millions):

		Fair Value Measurements at June 30, 2008 Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Fair Value	Identical Assets	Observable	Unobservable
	Measurements	or Liabilities	Inputs	Inputs
	at June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative assets	$100.2	$--	$81.2	$19.0
Available-for-sale securities	2.8	2.8	--	--
Liabilities:
Derivative liabilities	14.6	--	3.5	11.1

Additional information for IPL’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three and six months ended June 30, 2008 is as follows (in millions):

Derivative Assets
and Liabilities, net
Three months ended June 30, 2008
Beginning balance, April 1, 2008	$4.4
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	6.6
Purchases, sales, issuances and settlements, net	(3.1)
Ending balance, June 30, 2008	$7.9

The amount of total gains or (losses) for the period included in changes in net assets attributable
to the change in unrealized gains or (losses) relating to assets and liabilities held at June 30, 2008 (a)	$7.9

Six months ended June 30, 2008
Beginning balance, Jan. 1, 2008	$15.0
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	0.4
Purchases, sales, issuances and settlements, net	(7.5)
Ending balance, June 30, 2008	$7.9

The amount of total gains or (losses) for the period included in changes in net assets attributable
to the change in unrealized gains or (losses) relating to assets and liabilities held at June 30, 2008 (a)	$7.9
(a)	Recorded in “Regulatory assets” and “Regulatory liabilities” on IPL’s Condensed Consolidated Balance Sheet.

(13) SEGMENTS OF BUSINESS

Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2008
Operating revenues	$301.7	$70.6	$13.1	$385.4
Operating income (loss)	31.7	1.9	(1.3)	32.3
Earnings available for common stock				16.7

Three Months Ended June 30, 2007
Operating revenues	$294.8	$55.1	$12.7	$362.6
Operating income (loss)	57.5	0.4	(0.8)	57.1
Earnings available for common stock				22.6

Six Months Ended June 30, 2008
Operating revenues	$578.8	$250.7	$29.2	$858.7
Operating income	67.2	20.5	2.5	90.2
Earnings available for common stock				42.0

Six Months Ended June 30, 2007
Operating revenues	$573.1	$221.6	$29.1	$823.8
Operating income (loss)	99.1	15.0	(0.2)	113.9
Earnings available for common stock				45.5

(18) RELATED PARTIES

IPL and WPL are parties to a system coordination and operating agreement. The agreement, which has been approved by FERC, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation systems of IPL and WPL. Prior to June 1, 2008, the agreement allowed the interconnected system to be operated as a single entity with off-system sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases were allocated among IPL and WPL based on procedures included in the agreement. Effective June 1, 2008, a change was made to designate IPL and WPL as two separate entities transacting with MISO. This change eliminated the need for internal allocations based on procedures in the agreement and resulted in separate statements from MISO of sales and purchases for IPL and WPL.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

	(in millions)
Operating revenues:
Electric utility	$275.0	$270.7	$565.6	$545.9
Gas utility	50.5	38.9	178.9	160.7
Other	2.5	2.7	4.3	4.3

	328.0	312.3	748.8	710.9

Operating expenses:
Electric production fuel and purchased power	163.2	163.9	343.7	321.5
Cost of gas sold	34.8	23.6	127.0	107.8
Other operation and maintenance	56.7	54.6	113.2	117.1
Depreciation and amortization	26.6	27.3	53.6	54.8
Taxes other than income taxes	10.4	9.8	20.6	19.9

	291.7	279.2	658.1	621.1

Operating income	36.3	33.1	90.7	89.8

Interest expense and other:
Interest expense	15.1	11.0	29.8	23.0
Equity income from unconsolidated investments	(8.1)	(7.1)	(15.6)	(13.8)
Allowance for funds used during construction	(2.3)	(0.4)	(4.2)	(0.8)
Interest income and other	-	-	(0.1)	(0.3)

	4.7	3.5	9.9	8.1

Income before income taxes	31.6	29.6	80.8	81.7

Income taxes	11.2	11.0	29.3	28.5

Net income	20.4	18.6	51.5	53.2

Preferred dividend requirements	0.9	0.9	1.7	1.7

Earnings available for common stock	$19.5	$17.7	$49.8	$51.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2008	2007

	(in millions)

Property, plant and equipment:
Electric plant in service	$2,258.6	$2,214.4
Gas plant in service	357.0	347.6
Other plant in service	190.0	184.8
Accumulated depreciation	(1,142.2)	(1,108.2)

Net plant	1,663.4	1,638.6
Leased Sheboygan Falls Energy Facility, less accumulated amortization	104.8	107.9
Construction work in progress:
Cedar Ridge Wind Farm	109.5	41.8
Other	72.4	60.8
Other, less accumulated depreciation	3.5	2.6

	1,953.6	1,851.7

Current assets:
Cash and cash equivalents	11.7	0.4
Accounts receivable:
Customer, less allowance for doubtful accounts	154.1	168.6
Other, less allowance for doubtful accounts	27.6	14.5
Production fuel, at weighted average cost	31.5	37.0
Materials and supplies, at weighted average cost	22.7	21.5
Gas stored underground, at weighted average cost	34.5	37.9
Regulatory assets	12.3	27.3
Prepaid gross receipts tax	36.1	36.7
Derivative assets	26.7	14.9
Other	21.9	24.5

	379.1	383.3

Investments:
Investment in American Transmission Company LLC	181.6	172.2
Other	22.6	23.1

	204.2	195.3

Other assets:
Regulatory assets	194.7	196.9
Deferred charges and other	144.7	161.4

	339.4	358.3

Total assets	$2,876.3	$2,788.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30,	December 31,
CAPITALIZATION AND LIABILITIES	2008	2007

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $5 par value - authorized 18,000,000 shares;
13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	568.9	568.8
Retained earnings	427.6	401.8

Total common equity	1,062.7	1,036.8

Cumulative preferred stock	60.0	60.0
Long-term debt, net (excluding current portion)	537.0	537.0

	1,659.7	1,633.8

Current liabilities:
Current maturities	60.0	60.0
Commercial paper	138.0	81.8
Accounts payable	114.2	109.6
Accounts payable to associated companies	42.8	38.3
Regulatory liabilities	39.2	49.2
Other	43.7	42.1

	437.9	381.0

Other long-term liabilities and deferred credits:
Deferred income taxes	282.5	269.9
Regulatory liabilities	174.6	173.9
Capital lease obligations - Sheboygan Falls Energy Facility	114.8	116.1
Pension and other benefit obligations	72.5	71.0
Other	134.3	142.9

	778.7	773.8

Total capitalization and liabilities	$2,876.3	$2,788.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2008	2007

	(in millions)
Cash flows from operating activities:
Net income	$51.5	$53.2
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	53.6	54.8
Other amortizations	19.2	19.4
Deferred tax expense (benefit) and investment tax credits	13.6	(4.6)
Equity income from unconsolidated investments	(15.6)	(13.8)
Distributions from equity method investments	12.8	9.9
Other	(2.9)	(0.7)
Other changes in assets and liabilities:
Accounts receivable	1.4	38.4
Gas stored underground	3.4	(20.0)
Derivative assets	(11.9)	2.9
Regulatory assets	6.1	31.5
Accounts payable	25.2	11.2
Derivative liabilities	(1.0)	(28.2)
Regulatory liabilities	(10.8)	(12.3)
Other	0.2	4.7

Net cash flows from operating activities	144.8	146.4

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(169.2)	(94.4)
Proceeds from sale of utility assets in Illinois	-	23.5
Other	18.6	3.1

Net cash flows used for investing activities	(150.6)	(67.8)

Cash flows from (used for) financing activities:
Common stock dividends	(22.8)	(45.6)
Preferred stock dividends	(1.7)	(1.7)
Reductions in long-term debt	-	(105.0)
Net change in short-term borrowings	56.2	77.1
Changes in cash overdrafts	(13.1)	(3.1)
Other	(1.5)	(0.7)

Net cash flows from (used for) financing activities	17.1	(79.0)

Net increase (decrease) in cash and cash equivalents	11.3	(0.4)

Cash and cash equivalents at beginning of period	0.4	1.6

Cash and cash equivalents at end of period	$11.7	$1.2

Supplemental cash flows information:
Cash paid during the period for:
Interest	$28.0	$23.1

Income taxes, net of refunds	$22.1	$42.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Except as modified below, the Alliant Energy “Notes to Condensed Consolidated Financial Statements” are incorporated by reference insofar as they relate to WPL. The notes that follow herein set forth additional specific information for WPL and are numbered to be consistent with the Alliant Energy “Notes to Condensed Consolidated Financial Statements.”

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The interim condensed consolidated financial statements included herein have been prepared by WPL, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include WPL and its consolidated subsidiaries. WPL is a direct subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in WPL’s latest combined Annual Report on Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and six months ended June 30, 2008 and 2007, the condensed consolidated financial position at June 30, 2008 and Dec. 31, 2007, and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 have been made. Results for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2008. A change in management’s estimates or assumptions could have a material impact on WPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(3) COMPREHENSIVE INCOME

WPL’s comprehensive income, and the components of other comprehensive income, net of taxes, for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2008	2007	2008	2007
Earnings available for common stock	$19.5	$17.7	$49.8	$51.5
Other comprehensive income:
Pension and other postretirement benefits
amortizations, net of tax	--	0.2	--	0.3
Comprehensive income	$19.5	$17.9	$49.8	$51.8

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans - The components of WPL’s qualified pension benefits and other postretirement benefits costs for the three and six months ended June 30 were as follows (in millions):

	Qualified Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$1.4	$1.4	$2.7	$2.8	$0.8	$0.9	$1.6	$1.7
Interest cost	3.7	3.4	7.5	6.9	1.4	1.3	2.8	2.6
Expected return on plan assets	(5.3)	(4.8)	(10.7)	(9.6)	(0.4)	(0.5)	(0.9)	(0.9)
Amortization of:
Prior service cost (credit)	0.2	0.2	0.4	0.4	(0.3)	(0.2)	(0.5)	(0.5)
Actuarial loss	0.2	0.7	0.5	1.4	0.3	0.2	0.5	0.5
	$0.2	$0.9	$0.4	$1.9	$1.8	$1.7	$3.5	$3.4

In the above table, the pension benefits costs represent only those respective costs for bargaining unit employees of WPL covered under the bargaining unit pension plan that is sponsored by WPL. The other postretirement benefits costs represent costs for all WPL employees. Corporate Services provides services to WPL and, as a result, WPL is allocated pension and other postretirement benefits costs associated with Corporate Services. The following table includes qualified pension benefits costs (credits) for WPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated pension and other postretirement benefits costs associated with Corporate Services for WPL for the three and six months ended June 30 as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2008	2007	2008	2007	2008	2007	2008	2007
Non-bargaining WPL employees
participating in other plans	($0.8)	($0.2)	($1.5)	($0.4)	N/A	N/A	N/A	N/A
Allocated Corporate Services costs	0.2	1.3	0.4	1.8	$0.3	$0.2	$0.5	$0.4

Included in pension benefits for allocated Corporate Services costs for the three and six months ended June 30, 2007 was a settlement loss of $0.8 million related to payments made to a retired executive.

WPL estimates that funding for the qualified pension plan for its bargaining unit employees and other postretirement benefits plans for 2008 will be $0 and $7 million, respectively, of which $3 million has been contributed to the other postretirement benefits plans through June 30, 2008.

(10) FAIR VALUE MEASUREMENTS

On Jan. 1, 2008, WPL adopted the provisions of SFAS 157, with the exception of nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. These nonrecurring nonfinancial assets and nonfinancial liabilities included asset retirement obligations. Refer to Notes 1(g) and 10 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on SFAS 157.

WPL’s recurring fair value measurements subject to the disclosure requirements of SFAS 157 at June 30, 2008 were as follows (in millions):

Fair Value Measurements at June 30, 2008 Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Fair Value	Identical Assets	Observable	Unobservable
	Measurements	or Liabilities	Inputs	Inputs
	at June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Derivative assets	$26.8	$--	$1.7	$25.1
Derivative liabilities	6.7	--	--	6.7

Additional information for WPL’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three and six months ended June 30, 2008 is as follows (in millions):

Derivative Assets
and Liabilities, net
Three months ended June 30, 2008
Beginning balance, April 1, 2008	$6.3
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	11.8
Purchases, sales, issuances and settlements, net	0.3
Ending balance, June 30, 2008	$18.4

The amount of total gains or (losses) for the period included in changes in net assets attributable
to the change in unrealized gains or (losses) relating to assets and liabilities held at June 30, 2008 (a)	$18.4

Six months ended June 30, 2008
Beginning balance, Jan. 1, 2008	$12.7
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	11.4
Purchases, sales, issuances and settlements, net	(5.7)
Ending balance, June 30, 2008	$18.4

The amount of total gains or (losses) for the period included in changes in net assets attributable
to the change in unrealized gains or (losses) relating to assets and liabilities held at June 30, 2008 (a)	$18.4
(a)	Recorded in “Regulatory assets” and “Regulatory liabilities” on WPL’s Condensed Consolidated Balance Sheet.

(13) SEGMENTS OF BUSINESS

Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2008
Operating revenues	$275.0	$50.5	$2.5	$328.0
Operating income	33.7	2.5	0.1	36.3
Earnings available for common stock				19.5

Three Months Ended June 30, 2007
Operating revenues	$270.7	$38.9	$2.7	$312.3
Operating income	30.1	2.6	0.4	33.1
Earnings available for common stock				17.7

Six Months Ended June 30, 2008
Operating revenues	$565.6	$178.9	$4.3	$748.8
Operating income (loss)	65.0	26.2	(0.5)	90.7
Earnings available for common stock				49.8

Six Months Ended June 30, 2007
Operating revenues	$545.9	$160.7	$4.3	$710.9
Operating income (loss)	67.0	27.0	(4.2)	89.8
Earnings available for common stock				51.5

(18) RELATED PARTIES

IPL and WPL are parties to a system coordination and operating agreement. The agreement, which has been approved by FERC, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation systems of IPL and WPL. Prior to June 1, 2008, the agreement allowed the interconnected system to be operated as a single entity with off-system sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases were allocated among IPL and WPL based on procedures included in the agreement. Effective June 1, 2008, a change was made to designate IPL and WPL as two separate entities transacting with MISO. This change eliminated the need for internal allocations based on procedures in the agreement and resulted in separate statements from MISO of sales and purchases for IPL and WPL.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (MDA)

This MDA includes information relating to Alliant Energy, IPL and WPL, as well as Resources and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this report as well as the financial statements, notes and MDA included in Alliant Energy’s, IPL’s and WPL’s latest combined Annual Report on Form 10-K. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

EXECUTIVE SUMMARY

Description of Business - Alliant Energy is an investor-owned public utility holding company whose primary subsidiaries are IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation and distribution of electric energy and the distribution and transportation of natural gas in selective markets in Iowa and Minnesota. WPL is a public utility engaged principally in the generation and distribution of electric energy and the distribution and transportation of natural gas in selective markets in Wisconsin. WPL also owns an approximate 17% interest in ATC, a transmission-only utility operating in Wisconsin, Michigan, Illinois and Minnesota. Resources manages a relatively small portfolio of businesses through two distinct platforms: Non-regulated Generation (manages electric generating facilities) and other non-regulated investments (includes investments in environmental, consulting, engineering and renewable energy services through its RMT, Inc. (RMT) and WindConnect® businesses, transportation and several other modest investments). Corporate Services provides administrative services to Alliant Energy and its subsidiaries. An illustration of Alliant Energy’s primary businesses is shown below.

Alliant Energy

Utility	Non-regulated (Resources)	Parent and Other
- IPL (Utility services in IA & MN)	- RMT and WindConnect®	- Parent Company
- WPL (Utility services in WI)	- Transportation	- Corporate Services
- WPL’s interest in ATC	- Non-regulated Generation

Summary of Historical Results of Operations - Alliant Energy’s net income and EPS for the second quarter were as follows (dollars in millions, except per share amounts):

	2008		2007
Continuing operations:	Net Income	EPS	Net Income	EPS
Utility	$36.2	$0.33	$40.3	$0.36
Non-regulated (Resources)	12.6	0.11	3.2	0.03
Parent company and other (interest income,
taxes, and administrative and general)	3.0	0.03	1.5	0.01
Income from continuing operations	51.8	0.47	45.0	0.40
Income from discontinued operations	9.0	0.08	3.6	0.03
Net income	$60.8	$0.55	$48.6	$0.43

Earnings from continuing operations for Alliant Energy’s utility business were lower in the second quarter of 2008 as compared to the same period in 2007 due to impacts from the severe Midwest flooding in June 2008, higher transmission-related costs at IPL and the net impact of weather and weather hedging activities on electric margins. These items were partially offset by $0.07 per share of income tax benefits recognized from finalizing a U.S. federal income tax audit in the second quarter of 2008 and annual adjustments to electric unbilled revenue estimates.

Earnings from continuing operations for Alliant Energy’s non-regulated businesses were higher in the second quarter of 2008 as compared to the same period in 2007 primarily due to $0.04 per share of income tax benefits recognized from finalizing a U.S. federal income tax audit in the second quarter of 2008 and improved earnings from the RMT and WindConnect® businesses. Earnings from continuing operations for the parent company and other were higher in the second quarter of 2008 as compared to the same period in 2007 primarily due to higher interest income earned on short-term investments purchased with a portion of the IPL electric transmission asset sale proceeds, which IPL distributed to the parent company in the fourth quarter of 2007.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting the respective earnings during the second quarter of 2008 and 2007.

SEVERE MIDWEST WEATHER

General - In June 2008, the Midwest experienced severe flooding, tornadoes and thunderstorms that impacted the operations of several Alliant Energy companies, including IPL, WPL and Resources. The severe weather resulted in significant property damage to generating facilities, distribution substations and railroad infrastructure, the loss of electric and steam sales and customers due to mandatory evacuations and the destruction of homes and businesses, the evacuation of and damage to various office and operational facilities, and the disruption of short haul railroad services. Alliant Energy has restored service to those customers in its service territory that are capable of receiving service and currently expects the rebuilding and business continuity activities associated with its damaged properties to continue for several months.

Property Damage - Property damage from the severe weather was scattered throughout Alliant Energy’s service territory with the most significant impacts occurring in the Cedar Rapids, Iowa area where the Cedar River crested approximately 20 feet above flood stage on June 13, 2008 exceeding the 500-year flood plain boundaries. Property damaged by the severe weather included, among other assets, the following key facilities and their contents: IPL’s 185 MW Prairie Creek and 55 MW Sixth Street Generating Stations, IPL’s general office building, IPL’s electrical distribution operations center, Resources’ railroad bridge over the Cedar River and several of IPL’s distribution substations. In the second quarter of 2008, estimated retirements of utility plant damaged by the severe weather were charged to accumulated depreciation and estimates of all other assets damaged by the severe weather were charged to operating expenses. Alliant Energy will charge future costs to acquire replacement property to property, plant and equipment and future costs to repair damaged property to operating expense as these costs are incurred.

Generating Facility Impacts - IPL’s Sutherland Generating Station in Marshalltown, Iowa was shutdown for approximately two weeks during June 2008 due to flooding at the facility, but has since been restored to full operations with no significant damage to the facility from the flooding. IPL’s Prairie Creek and Sixth Street Generating Stations in Cedar Rapids, Iowa were also shutdown in June 2008 and remain out of service due to significant damage to the facilities caused by the severe flooding. Prairie Creek Generating Station is expected to return to service by the end of 2008. After a final damage assessment is completed at the Sixth Street Generating Station, a decision will be made on if, and when, the facility will return to service. IPL’s Prairie Creek and Sixth Street Generating Stations represent approximately 240 MW, or less than 10%, of IPL’s summer electric generating capability and substantially all of IPL’s steam generating capability. IPL anticipates procuring replacement purchased power while the Prairie Creek and Sixth Street Generating Stations are offline to satisfy its electric load requirements. IPL is leasing a limited number of small standby generating units during the summer electric peaking season to contribute to the reliability of the electric grid in the Cedar Rapids area. The incremental costs of procuring replacement purchased power and the fuel to power the leased standby generating units will be charged to electric production fuel and purchased power expense and are expected to be recovered from retail electric customers in accordance with IPL’s utility fuel cost recovery mechanism resulting in no material impact on IPL’s electric margins. The incremental costs of leasing the small standby generating units will be charged to operating expenses. IPL also expects to lease natural gas-fired package boilers and water treatment systems to produce steam to meet the demand of its steam customers in the Cedar Rapids area while its Prairie Creek and Sixth Street Generating Stations are out of service. IPL has entered into new contracts with its steam customers that allow IPL to recover the incremental leasing and fuel costs incurred to resume steam service.

Sales Impacts - Temporary disruptions of electric and steam services associated with the severe weather caused Alliant Energy’s and IPL’s operating revenues to be lower than anticipated beginning in June 2008. At the peak of the disruptions caused by the severe weather, approximately 40,000 electric customers of IPL were unable to receive service. IPL also has approximately 200 steam customers in Cedar Rapids, who take high-pressure steam for production purposes or low-pressure steam for hot water and heat, that lost service in June 2008 when the Prairie Creek and Sixth Street Generating Stations were shutdown. The most significant impacts on revenues of these disruptions related to several large industrial customers in the Cedar Rapids area who were unable to receive service. Alliant Energy has restored service to those customers in its service territory that are capable of receiving service. Restoration for customers who are currently unable to accept service will be dependent on major repairs or reconstruction of customer facilities and homes and validation by local authorities of habitability and electrical safety of customers’ structures.

Insurance Coverage - Alliant Energy’s property insurance policy provides coverage up to $100 million for covered flood losses, subject to a $1.5 million deductible per occurrence and certain sub-limits, most notably a $10 million sub-limit for covered losses related to temporary replacement equipment and facilities. Covered property generally includes generating assets, substations, office and operating buildings and non-fuel inventories, including costs incurred to protect, repair or replace such property. Excluded property generally includes the electric distribution system, railroad infrastructure, vehicles and fuel. In addition, Alliant Energy does not have any business interruption coverage for lost revenues from the disruption of service. At the end of each reporting period during the restoration activities, Alliant Energy plans to record a receivable for the amount of flood losses recognized to date that are considered probable of future recovery under the insurance policy. The offsetting credit to this receivable will be recorded to operating expense to offset the operating expense used to support the receivable. In addition, the offsetting credit to any insurance proceeds received that are attributable to recovery of utility assets retired due to flood damages will be recorded to accumulated depreciation. Any covered flood losses recognized subsequent to Alliant Energy reaching its $100 million aggregate limit or any applicable sub-limits will not be offset by any portion of the credits from insurance recoveries.

Cost Recovery Mechanisms - Alliant Energy and IPL have several mechanisms to mitigate the adverse financial impacts of the severe Midwest weather. First, Alliant Energy has property insurance to cover a portion of the flood losses. Second, IPL’s utility fuel cost recovery mechanism allows it to recover the cost of replacement purchased power and fuel for small standby generating units from its retail electric customers. Third, IPL has entered into new contracts with its steam customers that allow IPL to recover the incremental costs incurred for natural gas-fired package boilers and water treatment systems required to resume steam service. Finally, IPL is evaluating regulatory options for cost recovery of any remaining costs from the severe Midwest weather not covered by the recovery mechanisms above.

Financial Impacts - Alliant Energy and IPL currently estimate the total cost of the severe weather in June 2008 to be approximately $200 million to $250 million for 2008. These costs are largely due to the operating and capital expenditures required to restore operations, expenditures for replacement purchased power due to generating facility outages and lost operating margins due to disruptions in electric and steam service. Based on the estimated financial impacts of the severe weather in June 2008 and the cost recovery mechanisms noted above, Alliant Energy estimates its 2008 utilities earnings will decrease by approximately $0.15 per share ($0.07 in the second quarter of 2008 and $0.08 in the second half of 2008) primarily due to reductions in electric and steam margins from disruptions in service caused by the severe flooding in the Cedar Rapids area and operating expenses for restoration activities that may not be recoverable from cost recovery mechanisms. Alliant Energy also anticipates its 2008 capital expenditures will increase by approximately $60 million ($55 million at IPL and $5 million at Resources) associated with rebuilding activities following the severe flooding. Alliant Energy and IPL do not believe additional expenditures for restoration activities and loss of revenues from service disruptions associated with the severe flooding will have a significant impact on their liquidity given their current liquidity positions and the cost recovery mechanisms noted above, most notably the anticipated proceeds from the property insurance policy. The financial impacts of the severe weather in June 2008 have not had and are not expected to have a material impact on WPL’s or Resources’ results of operations and cash flows. Alliant Energy’s and IPL’s current estimates of the 2008 financial impacts of the severe Midwest weather are subject to change due to several uncertainties, most notably the timing of when certain customers will resume taking service and the extent of property damage at the Prairie Creek and Sixth Street Generating Stations currently being assessed by external advisors.

STRATEGIC OVERVIEW

A summary of Alliant Energy’s strategic overview is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2007 and has not changed materially from the items reported in the 2007 Form 10-K, except as described below.

Utility Generation Plan - Alliant Energy’s current utility generation plan through 2013 is as follows (Not Applicable (N/A); To Be Determined (TBD)):

Primary			Expected		Current	Actual / Expected
Generation	Project Name /	Capacity	Availability	Cost	Capitalized	Regulatory
Type	Location	(MW)	Date	Estimate (a)	Costs (b)	Decision Date
IPL:
Wind	Whispering Willow - East	200	2010	$400 - $450	$151	February 2008
	Franklin County, IA

Coal	Sutherland #4	350	2013	950 - 1,050	20	Second half
	Marshalltown, IA					of 2008

WPL:
Wind	Cedar Ridge	68	Fourth quarter	165	110	May 2007
	Fond du Lac County, WI		of 2008

Natural-gas	Neenah Energy Facility	300	2009	95	N/A	Second half
	Neenah, WI					of 2008

Wind	Bent Tree	200	2010	425 - 475	1	First quarter
	Freeborn County, MN					of 2009

Wind	TBD	200	By 2013	TBD	--	TBD

Coal	Nelson Dewey #3	300	2013	1,100 - 1,200	23	Fourth quarter
	Cassville, WI					of 2008

Natural-gas	Riverside Energy Center	600	2013	365 - 375	N/A	2012 – 2013
	Beloit, WI
					$305

(a)

Cost estimates represent IPL’s or WPL’s estimated portion of the total escalated construction and acquisition expenditures in millions of dollars and exclude allowance for funds used during construction (AFUDC), if applicable. WPL expects the purchase price for the Neenah facility to be based on the book value of the facility on the transfer date.

(b)

Costs represent capitalized expenditures in millions of dollars as of June 30, 2008, including pre-certification/pre-construction costs recorded in “Construction work in progress” and “Other assets - regulatory assets” on the respective Condensed Consolidated Balance Sheets. Refer to Note 1(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional details of costs recorded in “Other assets - regulatory assets.”

Whispering Willow - In the fourth quarter of 2007, IPL acquired approximately 500 MW of wind site capacity in Franklin County, Iowa referred to as the Whispering Willow wind farm. In February 2008, IPL received approval from the IUB to construct a wind farm with capacity of up to 200 MW, which includes a return on common equity of 11.7% and a 25-year depreciable life. The advanced rate making principles for this project, as approved by the IUB, included a predetermined level, or “cost cap,” for construction costs. If final construction costs for the project exceed this cost cap, IPL will be required to demonstrate the construction costs above the cost cap are prudent and reasonable in order to recover the additional costs in electric rates. In June 2008, Corporate Services, as agent for IPL and WPL, entered into a master supply agreement with Vestas for the purchase of 500 MW of wind turbine generator sets and related equipment. IPL anticipates utilizing 200 MW of wind turbine generator sets and related equipment under the master supply agreement for the initial 200 MW of the Whispering Willow wind farm, known as the Whispering Willow - East wind farm.

Future development of the balance of the wind farm will depend on numerous factors such as renewable portfolio standards and availability of wind turbines. As of June 30, 2008, IPL’s capitalized costs related to the additional approximate 300 MW of capacity were $17 million.

Sutherland #4 - The site of the new 630 MW coal-fired electric generating facility, which also includes an additional 19 MW equivalent of steam cogeneration for use by nearby industries, is adjacent to the existing Sutherland Generating Station (Sutherland) in Marshalltown, Iowa. In April 2008, the IUB issued its oral decision approving, with certain conditions, IPL’s siting certificate application for the facility. These certain conditions would require IPL to: 1) periodically review the viability of carbon capture and sequestration technology for the proposed facility with the IUB; 2) utilize switch grass, corn stalks or other similar agriculturally-based products for 5% and 10% of the facility’s fuel source within two and five years, respectively, of the proposed facility becoming operational; 3) derive 10% of IPL’s electric generation in Iowa from renewables by 2013; and 4) increase that amount of renewables by 1% per year to an amount of 25% by 2028. The IUB’s decision to grant certification for construction is also contingent upon IPL receiving all necessary regulatory approvals and permits related to the proposed facility, including approval of advanced rate making principles and an air permit. In March 2008, IPL filed for advanced rate making principles with the IUB for its share of the cost of the facility and expects to receive a decision from the IUB in the second half of 2008. IPL requested a return on common equity of 12.55% in its filing with the IUB. IPL also expects to receive a decision from the Iowa Department of Natural Resources (DNR) on its air permit for the proposed facility in the second half of 2008.

In November 2007, IPL, Central Iowa Power Cooperative (CIPCO) and Corn Belt Power Cooperative (Corn Belt) signed a joint operating agreement for joint ownership in the proposed facility. IPL expects to utilize up to 350 MW of output, while CIPCO and Corn Belt will each utilize 100 MW of output. In January 2008, seven participating members of the North Iowa Municipal Electric Cooperative Association entered into agreements for joint ownership in the proposed facility and expect to utilize 16.5 MW of output in aggregate. Additionally, IPL expects to obtain additional partners or enter into PPAs for the remaining 82.5 MW of output. The cost estimate for Sutherland #4 of $950 million to $1,050 million noted in the table above reflects IPL’s utilization of 350 MW of output. IPL has selected KBV Sutherland Power Constructors, a joint venture between Black and Veatch Construction, Inc. and Kiewit Power Constructors Company, to provide engineering, procurement and construction services for the proposed expansion. IPL plans to utilize super critical pulverized coal technology and a hybrid coal and biomass fuel capability for the proposed facility.

Cedar Ridge - In May 2007, WPL received approval from the PSCW to construct the project, however, WPL did not accept the PSCW’s Act 7 decision, which included a return on common equity of 10.50% compared to WPL’s requested return on common equity of 12.90%. Instead, WPL intends to proceed with applying traditional rate making procedures for the recovery of and return on its capital costs for this wind farm.

Neenah Energy Facility (NEF) - In April 2008, WPL received approval from the PSCW to purchase Resources’ 300 MW, simple cycle, natural gas-fired electric generating facility in Neenah, Wisconsin. WPL intends to replace the output currently obtained under the RockGen PPA with output from NEF. WPL currently plans to acquire NEF effective June 1, 2009, which coincides with the expected termination of WPL’s RockGen PPA scheduled for May 31, 2009. In June 2008, WPL filed for approval from FERC for the NEF purchase.

Bent Tree - In April 2008, WPL announced it entered into a letter of intent to purchase a 400 MW wind farm site in Freeborn County, Minnesota. WPL currently anticipates the purchase of the site to be complete by the end of 2008. In June 2008, WPL filed a Certificate of Public Convenience and Necessity (CPCN) application with the PSCW and a Certificate of Need application with the Minnesota Public Utilities Commission (MPUC) to develop 200 MW of this capacity beginning in 2009. In June 2008, WPL also filed a Site Permit application with the MPUC for a multi-phase 400 MW facility, with the first phase consisting of a 200 MW wind farm beginning in 2009. WPL expects the PSCW to issue a ruling on its CPCN application by the end of 2008 and the MPUC to issue a decision on the Site Permit and Certificate of Need applications in late 2008 or early 2009. In June 2008, Corporate Services, as agent for IPL and WPL, entered into a master supply agreement with Vestas for the purchase of 500 MW of wind turbine generator sets and related equipment. WPL anticipates utilizing 200 MW of wind turbine generator sets and related equipment under the master supply agreement for the initial 200 MW of the Bent Tree wind farm. WPL expects to use traditional rate making procedures for the recovery of and return on its capital costs for the 200 MW of capacity. The expected commercial operation date is subject to the timing of pending regulatory approvals and execution of a transmission interconnect agreement. Future development of the balance of the wind farm will depend on numerous factors such as renewable portfolio standards and availability of wind turbines.

Nelson Dewey #3 - The preferred site of the new facility is adjacent to the existing Nelson Dewey Generating Station (Nelson Dewey) in Cassville, Wisconsin. In February 2007, WPL filed for approval from the PSCW to proceed with construction of the new facility and to specify in advance rate making principles. In its initial regulatory application, WPL requested a return on common equity of 12.95% along with a capital structure that includes a 50% common equity ratio. In April 2008, WPL updated its regulatory application to request a return on common equity of 12.50%. In December 2007, the PSCW determined WPL’s CPCN application was complete, thereby initiating the construction permitting process. By law, the PSCW has up to 360 days (180 days plus an optional 180 day extension) from the date the application was determined complete to make a final ruling on the proposed expansion. WPL has selected Washington Group International to provide engineering, procurement, and construction services for the proposed expansion. The current cost estimate includes expenditures for facilities that will be shared with the existing units at Cassville, Wisconsin. WPL plans to utilize circulating fluidized bed technology and a hybrid coal and biomass fuel capability for the new facility.

Riverside Energy Center - WPL has a PPA with a subsidiary of Calpine related to Riverside that extends through May 31, 2013 and provides WPL the option to purchase Riverside at the end of the PPA term. For planning purposes, WPL is currently assuming it will exercise its option to purchase Riverside, a 600 MW natural-gas fired electric generating facility in Beloit, Wisconsin, to replace the output currently obtained under the PPA.

Proposals for Reductions in GHG Emissions -

IPL’s Proposal - In 2008, IPL announced proposals to permanently reduce GHG emissions through the following actions:

•	Retire IPL’s coal-fired Units 2 and 3 at the Lansing Generating Station once Sutherland #4 begins operations
•	Permanently switch the fuel source of all of IPL’s Dubuque Generating Station Units from coal to natural gas once Sutherland #4 begins operations
•	Utilize renewable resource fuels (such as switch grass, waste wood and corn stalks) at Sutherland #4 for up to 10% of total fuels, depending on regulatory requirements

These proposals, together with the impact of IPL’s energy efficiency programs, are projected to result in reductions in GHG emissions that more than offset the GHG emissions from Sutherland #4. IPL included the proposed changes to its generation fleet as part of its application for advanced rate making principles for Sutherland #4 filed with the IUB in March 2008. These proposed changes to IPL’s generating fleet are contingent upon IPL receiving regulatory approval for Sutherland #4.

WPL’s Proposal - In 2008, WPL announced proposals to permanently reduce GHG emissions through the following actions:

•	Retire WPL’s coal-fired Edgewater Generating Station Unit 3 once the proposed expansion at Nelson Dewey #3 begins operations
•	Increase WPL’s wind generation to almost 500 MW by 2013 including the Cedar Ridge wind farm, Bent Tree wind farm and 200 MW from wind sites yet to be determined
•

Increase the amount of renewable resource fuels (such as switch grass, waste wood and corn stalks) used at the proposed expansion at Nelson Dewey #3 to 10% of total fuels after one year of operations, and to 20% of total fuels after five years of operations

•	Aggressively build upon its current energy efficiency measures

These proposals are projected to result in reductions in GHG emissions that more than offset the GHG emissions from the proposed expansion at Nelson Dewey #3. WPL included the proposed changes to its generation fleet as part of its testimony filing with the PSCW in June 2008 related to the proposed expansion of Nelson Dewey #3. The proposed changes to WPL’s generation fleet are contingent upon WPL receiving regulatory approval for Nelson Dewey #3.

RATES AND REGULATORY MATTERS

A summary of Alliant Energy’s rates and regulatory matters is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2007 and has not changed materially from the items reported in the 2007 Form 10-K, except as described below.

Utility Rate Cases - Details of Alliant Energy’s rate cases impacting its historical and future results of operations are as follows (dollars in millions; Electric (E); Gas (G); Not Applicable (N/A); To Be Determined (TBD); Fuel-related only (F-R)):

								Return
				Interim	Interim	Final	Final	on
	Utility	Filing	Increase	Increase	Effective	Increase	Effective	Common
Rate Case	Type	Date	Requested	Granted (a)	Date	Granted (a)	Date	Equity
WPL:
2008 Retail (F-R)	E	Mar-08	$16	$16	Apr-08	TBD	TBD	N/A
2009/2010 Retail	E/G	Feb-08	92	N/A	N/A	TBD	TBD	TBD
2008 Retail	E	Apr-07	26	N/A	N/A	$26	Jan-08	10.80%
2007 Wholesale	E	Sep-06	(b)	(b)	(b)	TBD	TBD	TBD
2007 Retail	E/G	Mar-06	96	N/A	N/A	34	Jan-07	10.80%
(a)	Interim rate relief is implemented, subject to refund, pending determination of final rates. The final rate relief granted replaces the amount of interim rate relief granted.
(b)	Refer to “WPL’s 2007 Wholesale Rate Case” below for additional information.

WPL’s 2008 Fuel-related Retail Rate Case - In March 2008, WPL filed a request with the PSCW to increase annual retail electric rates by $16 million to recover anticipated increased electric fuel and purchased energy costs (fuel-related costs). Actual fuel-related costs through February 2008, combined with projections of continued higher fuel-related costs for the remainder of 2008, significantly exceeded the amounts being recovered in retail electric rates at the time of the filing. In the second quarter of 2008, WPL received an order from the PSCW authorizing the requested interim increase, subject to refund, effective in April 2008. Based upon actual WPL fuel costs through June 2008 and an updated projection of fuel-related costs for the remainder of 2008, WPL currently anticipates that the rate increase authorized in the pending final order may be less than the interim amount approved. WPL anticipates receiving a final written order from the PSCW regarding its request in the second half of 2008. WPL has reserved $1 million as of June 30, 2008 for possible refunds based upon its estimate of the rate increase expected in the final order.

WPL’s 2007 Wholesale Rate Case - WPL and its wholesale customers reached a settlement of the issues identified in the filing with FERC requesting approval to implement a formula rate structure. Final written agreements with WPL’s wholesale customers were filed with FERC in February 2008 and, if the settlement is approved, will result in an over-collection of wholesale electric revenues beginning June 1, 2007. WPL will refund the over-collection, with interest, upon approval in accordance with FERC requirements. In May 2008, WPL received authorization from FERC to implement the settlement rates on an interim basis effective June 1, 2008 pending FERC consideration of the filed settlement. As of June 30, 2008, WPL has fully accrued anticipated refunds, including interest, of $10 million related to revenues collected during June 1, 2007 through May 31, 2008. Assuming FERC approval of the settlement, no refunds are currently expected for revenues collected after May 31, 2008.

WPL’s 2007 Retail Rate Case - In August 2007, WPL received approval from the PSCW to refund to its retail electric customers any over-recovery of retail fuel-related costs during the period June 1, 2007 through Dec. 31, 2007. As of June 30, 2008, WPL estimated the over-recovery of retail fuel-related costs during this period to be $21 million, including interest. WPL refunded to its retail electric customers $4 million in 2007 and $3 million during the first quarter of 2008. In March 2008, WPL filed a request for approval with the PSCW to refund to its retail electric customers the remaining amount, including interest. As of June 30, 2008, the total refund amount anticipated to be paid to retail electric customers was $14 million, including interest. WPL expects to receive the PSCW’s decision in the third quarter of 2008. As of June 30, 2008, WPL reserved for the refund amounts, including interest, anticipated to be paid to retail electric customers related to these refunds.

Utility Fuel Cost Recovery -

Potential Changes to WPL’s Electric Fuel-related Cost Recovery Mechanism - In July 2008, PSCW Commissioners voted to formally proceed with the promulgation of new retail electric fuel-related cost recovery rules in Wisconsin that were developed by PSCW staff in 2007. A public hearing and comment period, as well as subsequent legislative committee review, are required before any changes to the current rules could become effective. The PSCW proposed the new rule become effective in January 2009. The PSCW expressed its intention to send revised rules to the legislature, following the statutory review process, by September 2008. WPL is currently unable to predict the final outcome of this initiative.

Other Recent Regulatory Developments -

Severe Midwest Flooding - In June 2008, IPL filed a request with the MPUC to defer incremental electric and gas operation and maintenance expenses, including overtime labor and excluding fuel, incurred as a result of the severe Midwest flooding that occurred in its service territory in the second quarter of 2008. MPUC action on this deferral request is expected by the end of the third quarter of 2008. If approved, recovery of costs would be considered in future regulatory proceedings. IPL is also currently in ongoing discussions with the IUB on estimated costs of the severe Midwest flooding in its service territory and related cost recovery options. At June 30, 2008, IPL had not recognized any assets for the potential recovery in future regulatory proceedings of operation and maintenance expenses being incurred as a result of the severe Midwest flooding.

IPL’s Electric Transmission Assets Sale - In December 2007, the Office of the Attorney General - Small Business and Residential Utilities Division (OAG) filed a request with the MPUC for a Stay and Motion for Reconsideration of the MPUC’s decision approving, with certain conditions, IPL’s request to sell its electric transmission assets. In April 2008, the MPUC issued its decision denying the OAG’s petition for reconsideration. The statutory deadline for seeking judicial review of the MPUC’s order approving IPL’s sale of its electric transmission assets to ITC Midwest LLC (ITC) has passed and no appeal was filed.

Neenah Energy Facility (NEF) - In April 2008, WPL received approval from the PSCW to purchase Resources’ 300 MW, simple cycle, natural gas-fired electric generating facility in Neenah, Wisconsin. In June 2008, WPL filed for approval from FERC for the NEF purchase. Refer to “Strategic Overview - Utility Generation Plan” for additional information.

MISO Wholesale Energy Market - In June 2008, the IUB issued an order extending a temporary waiver which allows all costs and credits incurred by IPL to participate in the MISO market that relate to its Iowa retail customers to be included in IPL’s Iowa energy adjustment clause until June 30, 2010.

WPL Depreciation Study - In February 2008, the PSCW issued an order approving the implementation of updated depreciation rates for WPL effective July 1, 2008 as a result of a recently completed depreciation study. In June 2008, FERC accepted the updated depreciation rates for use in WPL’s wholesale formula rates.

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview - Second Quarter Results - Refer to “Executive Summary” for an overview of Alliant Energy’s second quarter 2008 and 2007 earnings and the various components of Alliant Energy’s business.

Utility Electric Margins - Electric margins and megawatt-hour (MWh) sales for Alliant Energy for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2008	2007	Change	2008	2007	Change
Residential	$183.4	$180.3	2%	1,599	1,602	--
Commercial	127.6	125.3	2%	1,476	1,475	--
Industrial	181.7	184.6	(2%)	3,133	3,236	(3%)
Retail subtotal	492.7	490.2	1%	6,208	6,313	(2%)
Sales for resale:
Wholesale	49.1	43.3	13%	882	875	1%
Bulk power and other	18.8	15.2	24%	327	548	(40%)
Other	16.1	16.8	(4%)	43	41	5%
Total revenues/sales	576.7	565.5	2%	7,460	7,777	(4%)
Electric production fuel and
purchased power expense	305.2	292.9	4%
Margins	$271.5	$272.6	--

Second Quarter 2008 vs. Second Quarter 2007 Summary - Electric margins decreased $1 million, primarily due to the net impacts of weather conditions and Alliant Energy’s weather hedging activities, an estimated $5 million reduction in electric margins from the loss of retail sales during electric service outages caused by severe flooding in IPL’s service territory in the second quarter of 2008, $3 million of lower wheeling revenues at IPL largely due to the sale of its electric transmission assets in December 2007 and lower industrial sales volumes at WPL due to the negative impact the slowing economy in the second quarter of 2008 had on WPL’s large industrial customers. These items were substantially offset by the impact of annual adjustments to unbilled revenue estimates, which is discussed below in “Unbilled Revenue Estimates,” $4 million of purchased power capacity costs at WPL in the second quarter of 2007 related to a contract that ended in December 2007 and improved recoveries of retail fuel-related costs at WPL. Refer to “Severe Midwest Weather” for additional discussion of the anticipated financial impacts of the severe flooding that occurred in the second quarter of 2008.

Electric margins and MWh sales for Alliant Energy for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2008	2007	Change	2008	2007	Change
Residential	$395.5	$390.1	1%	3,741	3,660	2%
Commercial	246.8	248.3	(1%)	2,987	2,973	--
Industrial	341.3	347.8	(2%)	6,192	6,243	(1%)
Retail subtotal	983.6	986.2	--	12,920	12,876	--
Sales for resale:
Wholesale	100.9	80.7	25%	1,824	1,683	8%
Bulk power and other	34.2	23.9	43%	592	1,129	(48%)
Other	25.7	28.2	(9%)	87	86	1%
Total revenues/sales	1,144.4	1,119.0	2%	15,423	15,774	(2%)
Electric production fuel and
purchased power expense	606.7	573.2	6%
Margins	$537.7	$545.8	(1%)

First Half 2008 vs. First Half 2007 Summary - Electric margins decreased $8 million, or 1%, primarily due to higher electric production fuel and purchased power expenses at WPL, an estimated $5 million reduction in electric margins from the loss of retail sales during electric service outages caused by the severe flooding in IPL’s service territory in the second quarter of 2008, $5 million of lower wheeling revenues at IPL largely due to the sale of its electric transmission assets in December 2007, the impacts of the sale of IPL’s and WPL’s electric distribution properties in Illinois in February 2007 and lower industrial sales volumes at WPL due to the negative impact the slowing economy in the second quarter of 2008 had on WPL’s large industrial customers. These items were partially offset by the impact of annual adjustments to unbilled revenue estimates, $8 million of purchased power capacity costs at WPL in the second quarter of 2007 related to a contract that ended in December 2007, the loss of retail sales during electric service outages caused by the winter storms in IPL’s service territory in the first quarter of 2007 and increased electric demand from IPL’s large grain processing industrial customers during the first quarter of 2008 compared to the first quarter of 2007.

Unbilled Revenue Estimates - In the second quarter of each year, when weather impacts on electric sales volumes are historically minimal, Alliant Energy refines its estimates of unbilled electric revenues. Adjustments resulting from these refined estimates can increase (e.g. 2008) or decrease (e.g. 2007) electric margins reported in the second quarter. Estimated increases (decreases) in Alliant Energy’s electric margins from the annual adjustments to unbilled revenue estimates recorded in the second quarter were as follows (in millions):

	2008	2007
IPL	$3	($2)
WPL	--	(4)
Alliant Energy	$3	($6)

Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries - Alliant Energy’s fuel-related costs increased $12 million, or 4%, in the second quarter of 2008 and $34 million, or 6%, in the first half of 2008, primarily due to increased commodity prices. Due to IPL’s rate recovery mechanisms for fuel-related costs, changes in fuel-related costs resulted in comparable changes in electric revenues and, therefore, did not have a significant impact on IPL’s electric margins. WPL’s rate recovery mechanism for wholesale fuel-related costs provides for subsequent adjustments to its wholesale electric rates for changes in commodity costs, thereby mitigating impacts of changes to commodity costs on its electric margins.

WPL’s retail fuel-related costs incurred in the second quarter and first half of 2008 were lower than the forecasted fuel-related costs used to set retail rates during such periods. WPL estimates the lower than forecasted retail fuel-related costs increased electric margins by approximately $12 million and $7 million in the second quarter and first half of 2008, respectively. WPL’s retail fuel-related costs incurred in the second quarter and first half of 2007 were also lower than the forecasted fuel-related costs used to set retail rates during such periods. WPL estimates the lower than forecasted retail fuel-related costs increased electric margins by approximately $9 million and $16 million in the second quarter and first half of 2007, respectively. Retail fuel-related costs are typically greatest in the second half of each year when electricity demand is at its peak. As a result, WPL expects retail fuel-related costs incurred during the second half of 2008 will be higher than retail fuel-related rates collected from its customers during such period resulting in an anticipated negative impact on electric margins. Refer to “Rates and Regulatory Matters” for information regarding WPL’s retail electric fuel-related rate increase request filed with the PSCW in March 2008 and potential changes to WPL’s retail electric fuel-related cost recovery mechanism.

Impacts of Weather Conditions (excluding the impacts of winter storms in IPL’s service territory) - Estimated increases (decreases) to Alliant Energy’s electric margins from the net impacts of weather and Alliant Energy’s weather hedging activities for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2008	2007	2008	2007
Weather impacts on demand compared to normal weather	($6)	$--	$--	$1
Gains from weather derivatives (a)	3	2	--	--
Net weather impact	($3)	$2	$--	$1

(a) Recorded in “Other” revenues in the above tables.

CDD in Alliant Energy’s service territories for both the three and six months ended June 30 were as follows:

	Actual
CDD (a):	2008	2007	Normal
Cedar Rapids, Iowa (IPL)	26	89	99
Madison, Wisconsin (WPL)	28	69	70

(a) Actual CDD are calculated using a 70 degree base. Normal degree days are calculated using a rolling 20-year average.

Alliant Energy utilizes weather derivatives based on CDD to reduce the potential volatility on its electric margins during the summer months of June through August. Refer to Note 11(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information regarding weather derivatives entered into by IPL and WPL in the second quarter of 2008 to reduce potential volatility on their electric margins from June 1, 2008 through Aug. 31, 2008.

Wholesale Sales - Wholesale and retail sales volumes were impacted by IPL’s and WPL’s sales of their respective electric distribution properties in Illinois in February 2007. Prior to these asset sales, electric revenues and MWhs sold to retail customers in Illinois were included in residential, commercial and industrial sales in the above tables. Upon completion of these asset sales, IPL and WPL entered into separate wholesale agreements to continue to provide electric services to their former retail customers in Illinois. Electric revenues and MWhs sold under these wholesale agreements are included in wholesale sales in the above tables. The lower pricing for wholesale customers as compared to retail customers resulted in a decrease to electric margins following the sale of the electric distribution properties in Illinois.

Bulk Power and Other Sales - Bulk power and other revenue changes for the second quarter and second half of 2008 compared to the same periods in 2007 were largely due to changes in revenues from sales in the wholesale energy market operated by MISO. These changes in revenues were largely offset by changes in electric production fuel and purchased power expense and therefore did not have a significant impact on electric margins.

Utility Gas Margins - Gas margins and dekatherm (Dth) sales for Alliant Energy for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2008	2007	Change	2008	2007	Change
Residential	$62.7	$49.0	28%	3,990	3,581	11%
Commercial	39.1	29.0	35%	2,952	2,736	8%
Industrial	11.1	6.5	71%	962	754	28%
Retail subtotal	112.9	84.5	34%	7,904	7,071	12%
Interdepartmental	1.5	2.7	(44%)	466	334	40%
Transportation/other	6.7	6.8	(1%)	12,366	13,099	(6%)
Total revenues/sales	121.1	94.0	29%	20,736	20,504	1%
Cost of gas sold	86.8	60.9	43%
Margins	$34.3	$33.1	4%

Second Quarter 2008 vs. Second Quarter 2007 Summary - Gas margins increased $1 million, or 4%, primarily due to the net impacts of weather conditions and Alliant Energy’s weather hedging activities, partially offset by a decrease in weather-normalized retail sales largely due to the negative impacts high natural gas prices and the slowing economy in the second quarter of 2008 had on customer usage during such period.

Gas margins and Dth sales for Alliant Energy for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2008	2007	Change	2008	2007	Change
Residential	$242.5	$219.6	10%	19,086	17,725	8%
Commercial	143.4	122.2	17%	12,922	11,572	12%
Industrial	25.2	22.1	14%	2,476	2,481	--
Retail subtotal	411.1	363.9	13%	34,484	31,778	9%
Interdepartmental	3.4	6.6	(48%)	735	837	(12%)
Transportation/other	15.1	11.8	28%	31,277	29,559	6%
Total revenues/sales	429.6	382.3	12%	66,496	62,174	7%
Cost of gas sold	318.9	272.8	17%
Margins	$110.7	$109.5	1%

First Half 2008 vs. First Half 2007 Summary - Gas margins increased $1 million, or 1%, primarily due to the net impacts of weather conditions and Alliant Energy’s weather hedging activities, substantially offset by $3 million of gains from WPL’s performance-based gas commodity cost recovery program (benefits were allocated between ratepayers and WPL) in the first half of 2007 and a decrease in weather-normalized retail sales largely due to the negative impacts high natural gas prices and the slowing economy in the first half of 2008 had on customer usage during such period.

Natural Gas Cost Recoveries - Alliant Energy’s cost of gas sold increased $26 million, or 43%, and $46 million, or 17%, in the second quarter and first half of 2008, respectively, primarily due to an increase in natural gas prices and an increase in Dths sold. Due to Alliant Energy’s rate recovery mechanisms for natural gas costs, these changes in cost of gas sold resulted in comparable changes in gas revenues and, therefore, did not have a significant impact on gas margins.

Impacts of Weather Conditions - Estimated increases (decreases) to Alliant Energy’s gas margins from the net impacts of weather and Alliant Energy’s weather hedging activities for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2008	2007	2008	2007
Weather impacts on demand compared to normal weather	$1	($1)	$9	$--
Losses from weather derivatives (a)	--	--	(3)	(2)
Net weather impact	$1	($1)	$6	($2)

(a) Recorded in “Transportation/other” revenues in the above tables.

HDD in Alliant Energy’s service territories for the three and six months ended June 30 were as follows:

	Three Months			Six Months
	Actual			Actual
HDD (a):	2008	2007	Normal	2008	2007	Normal
Cedar Rapids, Iowa (IPL)	797	657	682	4,723	4,110	4,001
Madison, Wisconsin (WPL)	840	751	860	4,780	4,260	4,329

(a) Actual HDD are calculated using a 65 degree base. Normal degree days are calculated using a rolling 20-year average.

Alliant Energy utilizes weather derivatives based on HDD to reduce the potential volatility on its margins during the winter months of November through March.

Performance-based Gas Commodity Recovery Program - Effective Nov. 1, 2007, WPL’s gas performance incentive sharing mechanism was terminated and replaced with a modified one-for-one pass through of gas costs. WPL’s performance-based gas commodity recovery program resulted in gains which increased gas margins by $0 and $3 million in the second quarter and first half of 2007, respectively.

Refer to “Rates and Regulatory Matters” for discussion of various electric and gas rate filings.

Utility Other Revenues - Other revenues for the utilities were unchanged for both the three- and six-month periods, as higher steam revenues at IPL prior to the severe flooding that occurred in IPL’s service territory in the second quarter of 2008 were offset by the loss of steam sales at IPL during the steam service outages caused by the severe flooding. The higher steam revenues prior to the severe flooding were primarily due to higher fuel-related costs charged to steam customers, which are included in utility other operation and maintenance expenses. Refer to “Severe Midwest Weather” for additional discussion of the anticipated financial impacts of the severe flooding that occurred in the second quarter of 2008.

Non-regulated Revenues - Alliant Energy’s non-regulated revenues for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2008	2007	2008	2007
RMT and WindConnect®	$98.2	$56.2	$180.7	$94.9
Transportation	8.7	8.0	17.7	15.6
Non-regulated Generation	7.1	7.0	13.2	13.5
Other	--	0.1	0.3	0.2
	$114.0	$71.3	$211.9	$124.2

The increased RMT and WindConnect® revenues for the three- and six-month periods were primarily due to revenues earned on several large construction management projects related to wind farms for WindConnect® during the second quarter and first half of 2008. These increased revenues were largely offset by costs from the large construction management projects included in non-regulated operation and maintenance expenses. The growth in demand for the WindConnect® services is impacted by tax credits available to wind farms completed prior to Jan. 1, 2009. Legislation is currently being debated to extend the tax credits available to wind farms completed after 2008.

Utility Other Operation and Maintenance Expenses - Second Quarter 2008 vs. Second Quarter 2007 Summary - Alliant Energy’s other operation and maintenance expenses for the utilities increased $27 million, due to the following reasons (amounts represent variances between second quarter 2008 and second quarter 2007 in millions):

	Alliant
	Energy	IPL	WPL
Higher transmission-related expenses at IPL	$15	$15	$--
Incremental expenses related to severe flooding in 2008,
net of estimated insurance recoveries	6	6	--
Higher electric generation expenses at IPL	3	3	--
Higher employee health care costs	2	1	1
Higher steam generation expenses at IPL	1	1	--
Lower pension and other postretirement benefits expenses	(5)	(3)	(2)
Other	5	2	3
	$27	$25	$2

Transmission-related expenses at IPL increased primarily due to $17 million of charges in the second quarter of 2008 for transmission services provided by ITC following the sale of IPL’s electric transmission assets to ITC in December 2007. These transmission-related charges from ITC were partially offset by transmission-related operating expenses incurred in the second quarter of 2007 including $2 million in operation and maintenance expenses, $4 million in depreciation and amortization expenses and $2 million in taxes other than income taxes, as well as the positive impacts on earnings from the application of the sale proceeds. Electric generation expenses at IPL increased primarily due to a planned maintenance outage at its M.L. Kapp Plant in the second quarter of 2008, partially offset by a planned maintenance outage at its Ottumwa Generating Station in the second quarter of 2007. Steam generation expenses increased at IPL primarily due to higher fuel-related costs resulting from increased commodity prices. Pension and other postretirement benefits expenses decreased primarily due to a reduction in the amortization of actuarial losses and the impact of higher funding levels of the qualified pension plans. The lower sale of accounts receivable expenses were largely due to IPL’s use of a portion of the proceeds from the sale of its electric transmission assets to reduce its level of accounts receivable sales. Refer to “Severe Midwest Weather” for additional discussion of the anticipated financial impacts of the severe flooding that occurred in the second quarter of 2008.

First Half 2008 vs. First Half 2007 Summary - Alliant Energy’s other operation and maintenance expenses for the utilities increased $27 million, due to the following reasons (amounts represent variances between first half 2008 and first half 2007 in millions):

	Alliant
	Energy	IPL	WPL
Higher transmission-related expenses at IPL	$32	$32	$--
Incremental expenses related to severe flooding in 2008,
net of estimated insurance recoveries	6	6	--
Higher employee health care costs	5	2	3
Higher steam generation expenses at IPL	3	3	--
Higher electric generation expenses at IPL	3	3	--
Lower pension and other postretirement benefits expenses	(9)	(5)	(4)
Incremental expenses at IPL related to winter storms in 2007	(6)	(6)	--
Regulatory-related charge at WPL in 2007	(4)	--	(4)
Lower long-term incentive-related compensation expenses	(3)	(2)	(1)
Lower sale of accounts receivable expenses at IPL	(3)	(3)	--
Other	3	1	2
	$27	$31	($4)

Transmission-related expenses at IPL increased primarily due to $36 million of charges in the first half of 2008 for transmission services provided by ITC following the sale of IPL’s electric transmission assets to ITC in December 2007. These transmission-related charges from ITC were partially offset by transmission-related operating expenses incurred in the first half of 2007 including $4 million in operation and maintenance expenses, $8 million in depreciation and amortization expenses and $3 million in taxes other than income taxes, as well as the positive impacts on earnings from the application of the sale proceeds. Steam generation expenses increased at IPL primarily due to higher fuel-related costs resulting from increased commodity prices. Electric generation expenses increased at IPL primarily due to planned maintenance outages in 2008. Pension and other postretirement benefits expenses decreased primarily due to a reduction in the amortization of actuarial losses and the impact of higher funding levels of the qualified pension plans. The lower long-term incentive-related compensation expenses were primarily due to lower performance levels of Alliant Energy’s common stock price in the first half of 2008 as compared to the first half of 2007 relative to total shareowner return metrics established within the incentive plans. The lower sale of accounts receivable expenses were largely due to IPL’s use of a portion of the proceeds from the sale of its electric transmission assets to reduce its level of accounts receivable sales.

Non-regulated Operation and Maintenance Expenses - Alliant Energy’s non-regulated operation and maintenance expenses for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2008	2007	2008	2007
RMT and WindConnect®	$92.1	$53.5	$167.8	$88.6
Transportation	5.4	3.9	9.8	7.8
Non-regulated Generation	1.2	2.4	2.2	4.6
Other (includes eliminations)	(2.2)	0.3	(2.5)	0.4
	$96.5	$60.1	$177.3	$101.4

The RMT and WindConnect® variance was largely driven by project costs associated with the execution of large construction management projects and higher incentive-related compensation expenses of $2 million and $4 million for the three- and six-month periods, respectively. The Other expenses variance was largely due to a gain on the sale of real estate assets in the second quarter of 2008 and increased eliminations of intercompany operating expenses.

Depreciation and Amortization Expenses - Depreciation and amortization expenses decreased $4 million and $9 million for the three- and six-month periods, respectively, primarily due to $4 million and $8 million of depreciation expense in the second quarter and first half of 2007, respectively, related to IPL’s electric transmission assets that were sold in December 2007 and lower amortization expenses from enterprise resource planning (ERP) software that became fully amortized in the third quarter of 2007. These items were partially offset by additional depreciation expense from the impact of utility property additions.

Taxes Other than Income Taxes - Taxes other than income taxes decreased $1 million and $3 million for the three- and six-month periods, respectively, primarily due to lower property taxes at IPL following the sale of its electric transmission assets in December 2007.

Refer to “Other Matters - Other Future Considerations - IPL’s Electric Transmission Assets Sale” for discussion of the estimated impact on future operations of IPL’s sale of its electric transmission assets.

Interest Expense - Second Quarter 2008 vs. Second Quarter 2007 Summary - Alliant Energy’s interest expense increased $3 million, due to the following reasons (amounts represent variances between second quarter 2008 and second quarter 2007 in millions):

	Alliant
	Energy	IPL	WPL
Interest expense variances from certain reductions in long-term debt:
WPL’s 7% debentures in June 2007	($1)	$--	($1)
IPL’s 6% collateral trust bonds in November 2007	(1)	(1)	--
Interest expense variances from certain issuances of long-term debt:
WPL’s 6.375% debentures in August 2007	5	--	5
	$3	($1)	$4

First Half 2008 vs. First Half 2007 Summary - Alliant Energy’s interest expense increased $3 million, due to the following reasons (amounts represent variances between first half 2008 and first half 2007 in millions; Alliant Energy Neenah, LLC (Neenah)):

	Alliant
	Energy	IPL	WPL
Interest expense variances from certain reductions in long-term debt:
WPL’s 7% debentures in June 2007	($3)	$--	($3)
IPL’s 6.875% collateral trust bonds in May 2007	(1)	(1)	--
IPL’s 6% collateral trust bonds in November 2007	(2)	(2)	--
Resources’ credit facility related to Neenah in March 2007	(1)	--	--
Interest expense variances from certain issuances of long-term debt:
WPL’s 6.375% debentures in August 2007	10	--	10
	$3	($3)	$7

Equity Income from Unconsolidated Investments - Refer to Note 9 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of Alliant Energy’s equity income from unconsolidated investments.

AFUDC - AFUDC increased $2 million and $4 million for the three- and six-month periods, respectively, primarily due to the AFUDC recognized in 2008 related to the construction of WPL’s Cedar Ridge wind farm.

Interest Income and Other - Second Quarter 2008 vs. Second Quarter 2007 Summary - Interest income and other increased $2 million primarily due to increased interest income from higher balances of cash and cash equivalents in the second quarter of 2008 as compared to the second quarter of 2007. The higher balances of cash and cash equivalents are largely due to the proceeds received from the sale of IPL’s electric transmission assets in December 2007.

First Half 2008 vs. First Half 2007 Summary - Interest income and other was unchanged as increased interest income from higher balances of cash and cash equivalents in the first half of 2008 as compared to the first half of 2007 was offset by a $4 million pre-tax gain realized from the sale of an investment in the first quarter of 2007.

Refer to Notes 1(d) and 1(f) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information regarding Alliant Energy’s cash and cash equivalents and interest income and other, respectively.

Income Taxes - The effective income tax rates for Alliant Energy’s continuing operations were 16.0% and 28.4% for the three- and six-month periods ended June 30, 2008, compared with 38.3% and 36.8%, respectively, for the same periods in 2007. The decreased effective tax rates for both the three- and six-month periods were primarily due to $12.6 million of income tax benefits recorded in the second quarter of 2008 as a result of finalizing the audit of Alliant Energy’s U.S. federal income tax returns for calendar years 2002 through 2004 and recording known adjustments for the tax returns for calendar years 2005 and 2006. The decreased effective tax rates for both the three- and six-month periods were also due to changes in the impact of property related differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles. The decreased effective tax rate for the six-month period was partially offset by a reserve recorded at WPL in the first quarter of 2008 for a tax-related regulatory asset.

Income from Discontinued Operations - Refer to Note 14 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

IPL’S RESULTS OF OPERATIONS

Overview - Second Quarter Results - Earnings available for common stock decreased $6 million primarily due to lower electric margins and higher operating expenses, partially offset by a lower effective income tax rate.

Electric Margins - Electric margins and MWh sales for IPL for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2008	2007	Change	2008	2007	Change
Residential	$99.0	$95.2	4%	877	865	1%
Commercial	75.3	72.8	3%	945	935	1%
Industrial	99.8	99.8	--	1,925	1,988	(3%)
Retail subtotal	274.1	267.8	2%	3,747	3,788	(1%)
Sales for resale:
Wholesale	5.5	5.5	--	106	109	(3%)
Bulk power and other	13.0	10.4	25%	235	329	(29%)
Other	9.1	11.1	(18%)	24	24	--
Total revenues/sales	301.7	294.8	2%	4,112	4,250	(3%)
Electric production fuel and
purchased power expense	142.0	129.0	10%
Margins	$159.7	$165.8	(4%)

Second Quarter 2008 vs. Second Quarter 2007 Summary - Electric margins decreased $6 million, or 4%, primarily due to an estimated $5 million reduction in electric margins from the loss of retail sales during electric service outages caused by the severe flooding in IPL’s service territory in the second quarter of 2008, the net impacts of weather conditions and IPL’s weather hedging activities and $3 million of lower wheeling revenues resulting from the sale of IPL’s electric transmission assets in December 2007. These items were partially offset by the impact of IPL’s annual adjustments to unbilled revenue estimates. Refer to “Severe Midwest Weather” for additional discussion of the anticipated financial impacts of the severe flooding that occurred in the second quarter of 2008.

Electric margins and MWh sales for IPL for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2008	2007	Change	2008	2007	Change
Residential	$206.6	$202.6	2%	2,063	1,979	4%
Commercial	141.2	142.9	(1%)	1,882	1,857	1%
Industrial	182.1	186.2	(2%)	3,827	3,821	--
Retail subtotal	529.9	531.7	--	7,772	7,657	2%
Sales for resale:
Wholesale	11.2	8.9	26%	220	176	25%
Bulk power and other	23.2	14.2	63%	419	611	(31%)
Other	14.5	18.3	(21%)	48	48	--
Total revenues/sales	578.8	573.1	1%	8,459	8,492	--
Electric production fuel and
purchased power expense	263.0	251.7	4%
Margins	$315.8	$321.4	(2%)

First Half 2008 vs. First Half 2007 Summary - Electric margins decreased $6 million, or 2%, primarily due to an estimated $5 million reduction in electric margins from the loss of retail sales during electric service outages caused by the severe flooding in IPL’s service territory in the second quarter of 2008, $5 million of lower wheeling revenues resulting from the sale of IPL’s electric transmission assets in December 2007 and the impacts of IPL’s sale of its electric distribution properties in Illinois in February 2007. These items were partially offset by the impact of IPL’s annual adjustments to unbilled revenue estimates, the loss of retail sales during electric service outages caused by the winter storms in the first quarter of 2007 and increased electric demand from IPL’s large grain processing industrial customers during the first quarter of 2008 compared to the first quarter of 2007.

Impacts of Weather Conditions (excluding the impacts of winter storms in IPL’s service territory) - Estimated increases (decreases) to IPL’s electric margins from the net impacts of weather and IPL’s weather hedging activities for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2008	2007	2008	2007
Weather impacts on demand compared to normal weather	($4)	$--	$--	$1
Gains from weather derivatives (a)	2	2	--	--
Net weather impact	($2)	$2	$--	$1

(a) Recorded in “Other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details on IPL’s CDD data, recoveries of electric fuel and purchased power energy costs, IPL’s sale of its Illinois electric distribution properties in February 2007, IPL’s annual adjustments to unbilled revenue estimates and MISO-related transactions. Refer to Note 11(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information regarding weather derivatives entered into by IPL in the second quarter of 2008 to reduce potential volatility on its electric margins from June 1, 2008 through Aug. 31, 2008.

Gas Margins - Gas margins and Dth sales for IPL for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2008	2007	Change	2008	2007	Change
Residential	$35.7	$28.3	26%	2,356	2,049	15%
Commercial	22.3	17.0	31%	1,720	1,557	10%
Industrial	8.3	5.9	41%	727	679	7%
Retail subtotal	66.3	51.2	29%	4,803	4,285	12%
Interdepartmental	1.0	0.6	67%	92	62	48%
Transportation/other	3.3	3.3	--	8,250	7,800	6%
Total revenues/sales	70.6	55.1	28%	13,145	12,147	8%
Cost of gas sold	52.0	37.3	39%
Margins	$18.6	$17.8	4%

Second Quarter 2008 vs. Second Quarter 2007 Summary - Gas margins increased $1 million, or 4%, primarily due to the net impacts of weather conditions and IPL’s weather hedging activities. This increase was partially offset by a decrease in weather-normalized retail sales largely due to the negative impacts high natural gas prices and the slowing economy in the second quarter of 2008 had on customer usage during such period.

Gas margins and Dth sales for IPL for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2008	2007	Change	2008	2007	Change
Residential	$140.5	$127.5	10%	11,248	10,428	8%
Commercial	83.4	70.2	19%	7,457	6,552	14%
Industrial	18.3	16.4	12%	1,805	1,878	(4%)
Retail subtotal	242.2	214.1	13%	20,510	18,858	9%
Interdepartmental	1.3	1.2	8%	116	130	(11%)
Transportation/other	7.2	6.3	14%	18,669	16,853	11%
Total revenues/sales	250.7	221.6	13%	39,295	35,841	10%
Cost of gas sold	191.9	165.0	16%
Margins	$58.8	$56.6	4%

First Half 2008 vs. First Half 2007 Summary - Gas margins increased $2 million, or 4%, primarily due to the net impacts of weather conditions and IPL’s weather hedging activities. This increase was partially offset by a decrease in weather-normalized retail sales largely due to the negative impacts high natural gas prices and the slowing economy in the first half of 2008 had on customer usage during such period.

Impacts of Weather Conditions - Estimated increases to IPL’s gas margins from the net impacts of weather and IPL’s weather hedging activities for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2008	2007	2008	2007
Weather impacts on demand compared to normal weather	$1	$--	$6	$1
Losses from weather derivatives (a)	--	--	(2)	(1)
Net weather impact	$1	$--	$4	$--

(a) Recorded in “Transportation/other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of IPL’s HDD data and discussion of the impacts on IPL’s gas margins of recoveries of natural gas costs.

Steam and Other Revenues - Steam and other revenues were unchanged for both the three- and six-month periods, as higher steam revenues prior to the severe flooding that occurred in IPL’s service territory in the second quarter of 2008 were offset by the loss of steam sales during the steam service outage caused by the severe flooding. The higher steam revenues prior to the severe flooding were primarily due to higher fuel-related costs charged to steam customers, which are included in other operation and maintenance expenses. Refer to “Severe Midwest Weather” for additional discussion of the anticipated financial impacts of the severe flooding that occurred in the second quarter of 2008.

Other Operation and Maintenance Expenses - Second Quarter 2008 vs. Second Quarter 2007 Summary - Other operation and maintenance expenses increased $25 million primarily due to $15 million of higher transmission-related expenses largely due to the sale of IPL’s electric transmission assets in December 2007, $6 million of incremental expenses, net of estimated insurance recoveries, associated with the severe flooding in IPL’s service territory in the second quarter of 2008, $3 million of higher generation expenses primarily due to planned maintenance outages in 2008, $1 million of higher steam generation expenses caused by increased fuel-related costs, $1 million of higher employee health care costs and increases in other administrative and general expenses. These items were partially offset by $3 million of lower pension and other postretirement benefits expenses. Refer to “Severe Midwest Weather” for additional discussion of the anticipated financial impacts of the severe flooding that occurred in the second quarter of 2008.

First Half 2008 vs. First Half 2007 Summary - Other operation and maintenance expenses increased $31 million primarily due to $32 million of higher transmission-related expenses largely due to the sale of IPL’s electric transmission assets in December 2007, $6 million of incremental expenses, net of estimated insurance recoveries, associated with the severe flooding in IPL’s service territory in the second quarter of 2008, $3 million of higher steam generation expenses caused by increased fuel-related costs, $3 million of higher generation expenses primarily due to planned maintenance outages in 2008, $2 million of higher employee health care costs and increases in other administrative and general expenses. These increases were partially offset by $6 million of incremental expenses associated with the winter storms in the first quarter of 2007, $5 million of lower pension and other postretirement benefits expenses, $3 million of lower sales of accounts receivable expenses and $2 million of lower long-term incentive-related compensation expenses.

Depreciation and Amortization Expense - Depreciation and amortization expense decreased $3 million and $7 million for the three- and six-month periods, respectively, primarily due to $4 million and $8 million of depreciation expense in the second quarter and first half of 2007, respectively, related to IPL’s electric transmission assets that were sold in December 2007 and lower amortization expenses from ERP software that became fully amortized in the third quarter of 2007. These items were partially offset by additional depreciation expense from the impact of property additions.

Taxes Other than Income Taxes - Taxes other than income taxes decreased $1 million and $4 million for the three- and six-month periods, respectively, primarily due to lower property taxes at IPL following the sale of its electric transmission assets in December 2007.

Refer to “Other Matters - Other Future Considerations - IPL’s Electric Transmission Assets Sale” for discussion of the estimated impact on future operations of IPL’s sale of its electric transmission assets.

Interest Expense - Interest expense decreased $1 million and $3 million for the three- and six-month periods, respectively, primarily due to long-term debt retirements in 2007.

Income Taxes - The effective income tax rates were (6.2%) and 22.9% for the three- and six–month periods ended June 30, 2008, compared with 37.9% and 37.1%, respectively, for the same periods in 2007. The decreased effective tax rates for both the three- and six-month periods were primarily due to $7.8 million of income tax benefits recorded in the second quarter of 2008 as a result of finalizing the audit of Alliant Energy’s U.S. federal income tax returns for calendar years 2002 through 2004 and recording known adjustments for the tax returns for calendar years 2005 and 2006. The decreased effective tax rates for both the three- and six-month periods were also due to changes in the impact of property related differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles.

WPL’S RESULTS OF OPERATIONS

Overview - Second Quarter Results - WPL’s earnings available for common stock increased $2 million primarily due to higher electric margins and AFUDC, partially offset by higher interest and operation and maintenance expenses.

Electric Margins - Electric margins and MWh sales for WPL for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2008	2007	Change	2008	2007	Change
Residential	$84.4	$85.1	(1%)	722	737	(2%)
Commercial	52.3	52.5	--	531	540	(2%)
Industrial	81.9	84.8	(3%)	1,208	1,248	(3%)
Retail subtotal	218.6	222.4	(2%)	2,461	2,525	(3%)
Sales for resale:
Wholesale	43.6	37.8	15%	776	766	1%
Bulk power and other	5.8	4.8	21%	92	219	(58%)
Other	7.0	5.7	23%	19	17	12%
Total revenues/sales	275.0	270.7	2%	3,348	3,527	(5%)
Electric production fuel and
purchased power expense	163.2	163.9	--
Margins	$111.8	$106.8	5%

Second Quarter 2008 vs. Second Quarter 2007 Summary - Electric margins increased $5 million, or 5%, primarily due to $4 million of purchased power capacity costs in the second quarter of 2007 related to a contract that ended in December 2007, the impact of WPL’s annual adjustments to unbilled revenue estimates and improved recoveries of retail fuel-related costs at WPL. These items were partially offset by the net impacts of weather conditions and WPL’s weather hedging activities and lower industrial sales volumes due to the negative impact the slowing economy in the second quarter of 2008 had on WPL’s large industrial customers.

Electric margins and MWh sales for WPL for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2008	2007	Change	2008	2007	Change
Residential	$188.9	$187.5	1%	1,678	1,681	--
Commercial	105.6	105.4	--	1,105	1,116	(1%)
Industrial	159.2	161.6	(1%)	2,365	2,422	(2%)
Retail subtotal	453.7	454.5	--	5,148	5,219	(1%)
Sales for resale:
Wholesale	89.7	71.8	25%	1,604	1,507	6%
Bulk power and other	11.0	9.7	13%	173	518	(67%)
Other	11.2	9.9	13%	39	38	3%
Total revenues/sales	565.6	545.9	4%	6,964	7,282	(4%)
Electric production fuel and
purchased power expense	343.7	321.5	7%
Margins	$221.9	$224.4	(1%)

First Half 2008 vs. First Half 2007 Summary - Electric margins decreased $3 million, or 1%, primarily due to higher electric production fuel and purchased power expenses, the impacts of the sale of WPL’s electric distribution properties in Illinois in February 2007 and lower industrial sales volumes due to the negative impact the slowing economy in the second quarter of 2008 had on WPL’s large industrial customers. These items were partially offset by $8 million of purchased power capacity costs in the first half of 2007 related to a contract that ended in December 2007 and the impact of WPL’s annual adjustments to unbilled revenue estimates.

Impacts of Weather Conditions - Estimated decreases to WPL’s electric margins from the net impacts of weather and WPL’s weather hedging activities for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2008	2007	2008	2007
Weather impacts on demand compared to normal weather	($2)	$--	$--	$--
Gains from weather derivatives (a)	1	--	--	--
Net weather impact	($1)	$--	$--	$--

(a) Recorded in “Other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of WPL’s CDD data, WPL’s recoveries of electric fuel and purchased power energy costs, WPL’s sale of its Illinois electric distribution properties in February 2007, WPL’s annual adjustments to unbilled revenue estimates and MISO-related transactions. Refer to Note 11(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information regarding weather derivatives entered into by WPL in the second quarter of 2008 to reduce potential volatility on its electric margins from June 1, 2008 through Aug. 31, 2008.

Gas Margins - Gas margins and Dth sales for WPL for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2008	2007	Change	2008	2007	Change
Residential	$27.0	$20.7	30%	1,634	1,532	7%
Commercial	16.8	12.0	40%	1,232	1,179	4%
Industrial	2.8	0.6	367%	235	75	213%
Retail subtotal	46.6	33.3	40%	3,101	2,786	11%
Interdepartmental	0.5	2.1	(76%)	374	272	38%
Transportation/other	3.4	3.5	(3%)	4,116	5,299	(22%)
Total revenues/sales	50.5	38.9	30%	7,591	8,357	(9%)
Cost of gas sold	34.8	23.6	47%
Margins	$15.7	$15.3	3%

Gas margins and Dth sales for WPL for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2008	2007	Change	2008	2007	Change
Residential	$102.0	$92.1	11%	7,838	7,297	7%
Commercial	60.0	52.0	15%	5,465	5,020	9%
Industrial	6.9	5.7	21%	671	603	11%
Retail subtotal	168.9	149.8	13%	13,974	12,920	8%
Interdepartmental	2.1	5.4	(61%)	619	707	(12%)
Transportation/other	7.9	5.5	44%	12,608	12,706	(1%)
Total revenues/sales	178.9	160.7	11%	27,201	26,333	3%
Cost of gas sold	127.0	107.8	18%
Margins	$51.9	$52.9	(2%)

First Half 2008 vs. First Half 2007 Summary - Gas margins decreased $1 million, or 2%, primarily due to $3 million of gains from WPL’s performance-based gas commodity cost recovery program (benefits were allocated between ratepayers and WPL) in the first half of 2007 and a decrease in weather-normalized retail sales largely due to the negative impacts high natural gas prices and the slowing economy in the first half of 2008 had on customer usage during such period. These items were substantially offset by the net impacts of weather conditions and WPL’s weather hedging activities.

Impacts of Weather Conditions - Estimated increases (decreases) to WPL’s gas margins from the net impacts of weather and WPL’s weather hedging activities for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2008	2007	2008	2007
Weather impacts on demand compared to normal weather	$--	($1)	$3	($1)
Losses from weather derivatives (a)	--	--	(1)	(1)
Net weather impact	$--	($1)	$2	($2)

(a) Recorded in “Transportation/other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for WPL’s HDD data and discussion of the impacts on WPL’s gas margins of recoveries of natural gas costs and WPL’s performance-based gas commodity recovery program. Refer to “Rates and Regulatory Matters” for discussion of WPL’s electric and gas rate filings.

Other Operation and Maintenance Expenses - Second Quarter 2008 vs. Second Quarter 2007 Summary - Other operation and maintenance expenses increased $2 million primarily due to higher employee health care costs and increases in other administrative and general expenses. These increases were partially offset by $2 million of lower pension and other postretirement benefits expenses.

First Half 2008 vs. First Half 2007 Summary - Other operation and maintenance expenses decreased $4 million primarily due to a $4 million regulatory-related charge in the first quarter of 2007 and $4 million of lower pension and other postretirement benefits expenses. These decreases were partially offset by $3 million of higher employee health care costs and increases in other administrative and general expenses.

Interest Expense - Interest expense increased $4 million and $7 million for the three- and six-month periods, respectively, primarily due to the impact of WPL’s 6.375% debentures issued in the third quarter of 2007, partially offset by the impact of WPL’s 7% debentures retired in the second quarter of 2007.

AFUDC - AFUDC increased $2 million and $3 million for the three- and six-month periods, respectively, primarily due to the AFUDC recognized in 2008 related to the construction of WPL’s Cedar Ridge wind farm.

Income Taxes - The effective income tax rates were 35.4% and 36.3% for the three- and six-month periods ended June 30, 2008, compared with 37.2% and 34.9%, respectively, for the same periods in 2007. The increased effective tax rate for the six month period was primarily due to higher state income taxes and a reserve recorded in the first quarter of 2008 for a tax-related regulatory asset.

LIQUIDITY AND CAPITAL RESOURCES

A summary of Alliant Energy’s liquidity and capital resources matters is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2007 and has not changed materially from the items reported in the 2007 Form 10-K, except as described below.

Liquidity Position - At June 30, 2008, Alliant Energy and its subsidiaries had $574 million of cash and cash equivalents and $443 million of available capacity under their revolving credit facilities. Refer to Note 1(d) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on Alliant Energy’s cash and cash equivalents.

Capital Structure - Alliant Energy’s, IPL’s and WPL’s capital structures at June 30, 2008 were as follows (dollars in millions):

	Alliant Energy
	(Consolidated)		IPL		WPL
Common equity	$2,744.8	57.9%	$1,039.1	50.6%	$1,062.7	57.2%
Preferred equity	243.8	5.2%	183.8	8.9%	60.0	3.2%
Long-term debt (incl. current maturities)	1,541.7	32.5%	762.8	37.1%	597.0	32.2%
Short-term debt	207.1	4.4%	69.1	3.4%	138.0	7.4%
	$4,737.4	100.0%	$2,054.8	100.0%	$1,857.7	100.0%

Severe Midwest Weather Impacts - Alliant Energy and IPL do not believe additional expenditures for restoration activities and loss of revenues from service disruptions associated with the severe flooding in the second quarter of 2008 will have a significant impact on their liquidity given their current liquidity positions and various cost recovery mechanisms available including anticipated proceeds from their property insurance policy. Refer to “Severe Midwest Weather - Insurance Coverage” for additional details of their property insurance policy.

Cash Flows - Selected information from Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30 was as follows (in millions):

	Alliant Energy		IPL		WPL
Cash flows from (used for):	2008	2007	2008	2007	2008	2007
Operating activities	$250.5	$300.7	$129.3	$185.7	$144.8	$146.4
Investing activities	(423.4)	(117.8)	(266.7)	(136.8)	(150.6)	(67.8)
Financing activities	1.2	(323.6)	98.6	(49.1)	17.1	(79.0)

Operating Activities -

First Half 2008 vs. First Half 2007 - Alliant Energy’s cash flows from operating activities decreased $50 million primarily due to higher income tax payments including payments to finalize its U.S. federal income tax audits for calendar years 2002 through 2004, the return of $49 million of collateral payments from counterparties of derivative contracts in the first quarter of 2007 as a result of declines in the values of derivative liabilities at IPL and WPL during such period and additional operating expenditures due to the severe flooding in IPL’s service territory in the second quarter of 2008. These items were partially offset by changes in the level of accounts receivable sold at IPL and decreased expenditures from lower natural gas storage injections at WPL in the first half of 2008 compared to the first half of 2007.

IPL’s cash flows from operating activities decreased $56 million primarily due to the return of $27 million of collateral payments from counterparties of derivative contracts in the first quarter of 2007, higher affiliate payments to Corporate Services and additional operating expenditures due to the severe flooding in the second quarter of 2008. These items were partially offset by changes in the level of accounts receivable sold.

WPL’s cash flows from operating activities decreased $2 million primarily due to the return of $22 million of collateral payments from counterparties of derivative contracts in the first quarter of 2007 and higher affiliate payments to Corporate Services. These items were substantially offset by decreased expenditures from lower natural gas storage injections in the first half of 2008 compared to the first half of 2007 and lower income tax payments.

IPL’s Accounts Receivable Sale Program - Refer to Note 4 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information on IPL’s accounts receivable sale program.

Investing Activities -

First Half 2008 vs. First Half 2007 - Alliant Energy’s cash flows used for investing activities increased $306 million primarily due to higher construction expenditures including expenditures for IPL’s Whispering Willow - East and WPL’s Cedar Ridge wind farms during the first half of 2008, $66 million of net proceeds from the sale of Alliant Energy’s Mexico business in the second quarter of 2007 and $52 million of net proceeds from the sale of IPL’s and WPL’s Illinois properties in the first quarter of 2007. These items were partially offset by $24 million of expenditures for emission allowances at IPL in the first quarter of 2007.

IPL’s cash flows used for investing activities increased $130 million primarily due to higher construction expenditures including expenditures for its Whispering Willow - East wind farm during the first half of 2008 and $28 million of net proceeds from the sale of its Illinois properties in the first quarter of 2007. These items were partially offset by $24 million of expenditures for emission allowances in the first quarter of 2007.

WPL’s cash flows used for investing activities increased $83 million primarily due to higher construction expenditures including expenditures for its Cedar Ridge wind farm during the first half of 2008 and $24 million of net proceeds from the sale of its Illinois properties in the first quarter of 2007.

Construction and Acquisition Expenditures - Alliant Energy, IPL and WPL currently anticipate construction and acquisition expenditures during 2008, 2009 and 2010 as follows (in millions):

	Alliant Energy			IPL			WPL
Utility business (a):	2008	2009	2010	2008	2009	2010	2008	2009	2010
Generation - new facilities:
IPL Coal - Sutherland #4	$20	$345	$340	$20	$345	$340	$--	$--	$--
IPL Wind - Whispering Willow - East	180	240	10	180	240	10	--	--	--
WPL Coal - Nelson Dewey #3	15	300	470	--	--	--	15	300	470
WPL Wind - Bent Tree	25	150	290	--	--	--	25	150	290
WPL Wind - Cedar Ridge	125	--	--	--	--	--	125	--	--
WPL Wind - Other	10	35	155	--	--	--	10	35	155
WPL Gas - NEF (b)	--	--	--	--	--	--	--	95	--
Total generation - new facilities	375	1,070	1,265	200	585	350	175	580	915
Environmental	140	215	390	100	140	140	40	75	250
Advanced metering infrastructure	30	55	55	--	5	50	30	50	5
Other utility capital expenditures	475	375	375	275	200	210	200	175	165
Total utility business	1,020	1,715	2,085	$575	$930	$750	$445	$880	$1,335
Non-regulated businesses	15	10	10
	$1,035	$1,725	$2,095

(a) Cost estimates represent IPL’s or WPL’s estimated portion of total escalated construction and acquisition expenditures in millions of dollars and exclude AFUDC, if applicable.

(b)	WPL currently plans to purchase NEF from Resources effective June 1, 2009.

The changes in anticipated construction and acquisition expenditures from previously disclosed estimates are primarily due to more certainty regarding the amount and timing of wind farm expenditures following the execution of a master supply agreement for the purchase of wind turbine generator sets and related equipment in the second quarter of 2008. The changes also reflect updated information regarding the amounts and timing of anticipated expenditures for environmental and other new generating facility projects as well as incremental capital expenditures for restoration activities associated with the severe flooding in the second quarter of 2008.

Financing Activities -

First Half 2008 vs. First Half 2007 - Alliant Energy’s cash flows used for financing activities decreased $325 million primarily due to $234 million of common stock repurchases under Alliant Energy’s common stock repurchase program in the first half of 2007 and changes in the amount of debt issued and retired. These items were partially offset by $33 million of proceeds received from stock options exercised in the first half of 2007.

IPL’s cash flows used for financing activities decreased $148 million primarily due to a $100 million capital contribution from its parent, Alliant Energy, in the first quarter of 2008, long-term debt retirements in the first half of 2007 and lower common stock dividends. These items were partially offset by changes in the amount of short-term borrowings outstanding.

WPL’s cash flows used for financing activities decreased $96 million primarily due to the retirement of WPL’s 7% debentures in June 2007 and lower common stock dividends. These items were partially offset by changes in the amount of commercial paper outstanding.

State Regulatory Financing Authorization - In April 2008, WPL received authorization from the PSCW to issue up to $100 million of unsecured indebtedness in 2008 with terms not to exceed 21 years, among other conditions.

Shelf Registrations - In the third quarter of 2008, IPL and WPL filed shelf registration statements with the SEC. IPL’s shelf registration became effective in August 2008 and provides IPL flexibility to offer from time to time up to an aggregate of $500 million of its preferred stock and unsecured debt securities. This shelf registration replaces IPL’s $250 million shelf registration that became effective in September 2006. WPL’s shelf registration became effective in August 2008 and provides WPL flexibility to offer from time to time up to an aggregate of $450 million of its preferred stock and unsecured debt securities. As of Aug. 6, 2008, Alliant Energy, IPL and WPL had $208 million, $500 million and $450 million, respectively, remaining available under their shelf registrations.

Common Stock Dividends - Refer to Note 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s and WPL’s common stock dividend payments.

Common Stock Issuances - Refer to Notes 6(b) and 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of common stock issuances, primarily under its equity incentive plans for employees.

Short- and Long-term Debt - Refer to Note 8 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on short- and long-term debt.

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2007 and has not changed materially from the items reported in the 2007 Form 10-K. Refer to Notes 4 and 12(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information regarding IPL’s sale of accounts receivable program and several guarantees and indemnifications outstanding related to Alliant Energy’s, IPL’s and WPL’s previous divestiture activities.

Certain Financial Commitments -

Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2007 and has not changed materially from the items reported in the 2007 Form 10-K, except for the items described in Notes 8, 12(a) and 12(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements.” In the second quarter of 2008, Corporate Services, as agent for IPL and WPL, entered into a master supply agreement with Vestas for the purchase of 500 MW of wind turbine generator sets and related equipment to support IPL’s and WPL’s wind generation plans. As of June 30, 2008, minimum future commitments for capital purchase obligations related to this agreement based on currency exchange rates, steel prices and diesel fuel prices at June 30, 2008 were as follows (in millions). Refer to “Other Matters - Market Risk Sensitive Instruments and Positions” for further discussion of potential impacts of changes in currency exchange rates, steel prices and diesel fuel prices on the minimum future commitments related to this agreement.

	Second Half
	of 2008	2009	2010	2011	2012	Total
IPL	$26	$157	$3	$--	$--	$186
WPL	--	144	258	82	2	486
Alliant Energy	$26	$301	$261	$82	$2	$672

Environmental - A summary of Alliant Energy’s environmental matters is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2007 and has not changed materially from the items reported in the 2007 Form 10-K, except as described below.

Air Quality - Compliance Costs - IPL’s and WPL’s current estimated capital expenditures required to implement their multi-emissions compliance plans are as follows (in millions):

	2008	2009	2010	2011 - 2018
IPL	$100	$140	$140	$650 - $750
WPL	40	75	250	650 - 750
Alliant Energy	$140	$215	$390	$1,300 - $1,500

These expenditure estimates represent IPL’s or WPL’s respective portion of the total escalated capital expenditures and exclude AFUDC, if applicable. Capital expenditure estimates are subject to change based on future changes to plant specific costs of air pollution control technologies and air quality rules. In addition, the selection and timing of installation of air pollution controls for compliance may change as a result of these and other considerations.

In the second quarter of 2008, IPL announced plans to install air pollution controls to reduce nitrogen oxide (NOx) and mercury emissions at the Lansing Generating Station (Lansing) Unit 4. IPL filed plans with the IUB for these emissions reduction projects. Capital expenditures for the Lansing Unit 4 air pollution controls are currently estimated to be $155 million ($85 million for controls to reduce NOx and $70 million for controls to reduce mercury) and are included in the above estimates for Alliant Energy’s and IPL’s multi-emissions compliance plans.

In the second quarter of 2007, WPL filed a construction application with the PSCW to install air pollution controls to reduce sulfur dioxide (SO2) and mercury emissions at the two existing units at Nelson Dewey. Capital expenditures for the Nelson Dewey air pollution controls are currently estimated to be $200 million ($100 million for controls to reduce SO2 and $100 million for controls to reduce mercury) and are included in the above estimates for Alliant Energy’s and WPL’s multi-emissions compliance plans.

Clean Air Interstate Rule (CAIR) - In July 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated CAIR in its entirety and remanded the rule to the U.S. Environmental Protection Agency (EPA) for reconsideration. CAIR was issued by the EPA in 2005 to reduce emissions of SO2 and NOx from electric generating units with greater than 25 MW of capacity. CAIR established new SO2 and NOx (both annual and ozone season) emission caps that were scheduled to begin in 2010 and 2009, respectively, with further reductions in SO2 and NOx emission caps effective in 2015. The court ruling in July 2008 also vacated the CAIR regional cap and trade programs for SO2 and NOx, which has significantly decreased the value of emission allowances obtained for future compliance with these CAIR emission reduction standards. Refer to “Other Matters - Other Future Considerations - Emission Allowances” for additional discussion of potential future financial impacts related to recent decreases in emission allowance values. The court ruling in July 2008 did not impact other air quality regulations of the EPA which currently remain in effect including the Acid Rain Program regulations, which utilize a cap and trade program to reduce SO2 emissions. The ruling also does not impact the regulatory requirements for Reasonable Available Control Technology to reduce NOx emissions imposed in the Wisconsin counties that are currently non-attainment areas under the national ambient air quality standard for ozone. The EPA’s response to this court decision and associated implications to IPL and WPL are uncertain at this time. There are also uncertainties regarding the applicability of state regulations that were adopted to implement CAIR and state responses in the interim until the uncertainties are resolved. IPL and WPL are currently unable to predict the final outcome of the recent court ruling, but expect that capital investments and/or modifications resulting from the reconsidered air quality rules that address SO2 and NOx emissions could still be significant.

The court ruling in July 2008 will also have an indirect impact on the Clean Air Visibility Rule (CAVR) issued by the EPA in 2005. CAVR requires states, including Iowa and Wisconsin, to develop and implement state implementation plans (SIPs) to address visibility impairment in designated national parks and wilderness areas across the country with a national goal of no impairment by 2064. Electric generating facility emissions of primary concern for visibility impairment include SO2, NOx and particulate matter. Affected states were required to submit a CAVR SIP to the EPA by December 2007 that included Best Available Retrofit Technology (BART) air pollution controls and other additional measures needed for reducing state contributions to regional haze. There are pending obligations under the EPA’s CAVR to complete BART determinations that would evaluate control options to reduce these emissions at certain WPL and IPL units that were in existence on Aug. 7, 1977 and began operation after Aug. 7, 1962. The EPA allowed for BART obligations for SO2 and NOx emissions to be fulfilled by the CAIR program and this compliance approach was adopted by both Iowa and Wisconsin. As a result of the court ruling to vacate CAIR, there are uncertainties in the applicability of and compliance outcomes of BART compliance approaches that will be revised for inclusion in Wisconsin and Iowa CAVR SIP submittals. Alliant Energy is unable to predict the impact that CAVR might have on the operations of its existing coal-fired generating facilities until Iowa and Wisconsin have received final EPA approvals of CAVR SIP submittals, which is currently expected in early 2009.

Until CAIR is resolved in the courts or with further action by the EPA, Alliant Energy plans to continue to implement its current multi-emissions compliance plan. Alliant Energy will closely monitor the future developments of this court case and continue to review its multi-emissions compliance plans with regulators to determine if any changes are required to its current plans.

Clean Air Mercury Rule (CAMR) - In March 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated and remanded the federal CAMR to the EPA for reconsideration. Subsequently, the EPA and industry intervenors filed a petition asking the U.S. Court of Appeals to re-hear this decision. In May 2008, the U.S. Court of Appeals denied this petition, and EPA must now reissue federal mercury regulations for coal-fired electric generating units. The EPA’s revised federal mercury rules and associated implications to IPL and WPL are uncertain at this time. In June 2008, the Iowa DNR issued a letter to IPL indicating the agency’s intent to undertake a rulemaking to remove provisions from the Iowa Administrative Code (IAC) that were adopted to implement the federal CAMR and indicating that affected electric generating units are not obligated to meet compliance requirements during the interim period until these IAC rules are officially repealed. Wisconsin proposed rules to implement the federal CAMR were pending adoption, and the Wisconsin DNR has subsequently issued a revised state-only mercury rule that was adopted by the Natural Resources Board in June 2008. IPL and WPL are currently unable to predict the final outcome of federal mercury emission regulations, but expect that capital investments and/or modifications resulting from mercury emission regulations could still be significant.

Wisconsin State Mercury Rule - In March 2008, the Wisconsin DNR issued a mercury public health and welfare finding and related notice of proposed revisions to Wisconsin’s current state mercury rule. The current and proposed rules apply to coal-fired generating units with greater than 25 MW of capacity. Under the proposed rule, WPL must reduce mercury emissions by 40% by Jan. 1, 2010 from a baseline established in the current state mercury rule. In addition, large coal-fired electric generating units with greater than 150 MW of capacity must either achieve a 90% mercury emissions reduction standard by Jan. 1, 2015 or choose a multi-pollutant alternative that requires the affected facilities to achieve NOx and SO2 reductions beyond those currently required by federal and state regulations. If the multi-pollutant approach is elected, an additional six years is allowed to achieve the 90% mercury emission reduction standard for the affected facilities. Other coal-fired electric generating units between 25 MW and 150 MW of capacity must install Best Available Control Technology by Jan. 1, 2015 to reduce mercury emissions. The Wisconsin mercury rule revisions were adopted by the Natural Resources Board in June 2008. The Wisconsin mercury rule revisions are now pending review and approval by the Wisconsin legislature, which is anticipated to be complete by the end of 2008. WPL continues to evaluate the impact of these proposed rule revisions and believes its current multi-emissions compliance plan includes sufficient controls to achieve compliance.

Ozone National Ambient Air Quality Standards - In March 2008, the EPA announced reductions in the primary standard for 8-hour ozone to a level of 0.075 parts per million (ppm) from the existing standard of 0.08 ppm. The EPA’s final designations of non-attainment areas for this new ozone standard are to be issued in 2010 with state implementation plans required in 2013. Alliant Energy is currently unable to predict the potential impact of this new ozone standard on its operations. Depending on the level and location of non-attainment areas, Alliant Energy may be subject to additional NOx emissions reduction requirements to meet the new ozone standard. Alliant Energy continues to monitor regulatory developments related to the new ozone standard issuance and the associated uncertainties to its current multi-emissions compliance plan.

GHG Emissions - Refer to “Strategic Overview” for information regarding IPL’s and WPL’s proposed plans to reduce GHG emissions announced earlier this year.

Water Quality -

Hydroelectric Fish Passages and Fish Protective Devices - In March 2008, FERC approved a request to extend the deadlines to complete the construction and installation of a fish protective device to the end of 2008, and the design, construction and installation of fish passages to the end of 2012, for one of WPL’s hydroelectric generating facilities.

Land and Solid Waste -

MGP Sites - Refer to Note 12(d) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s and WPL’s MGP sites.

Watertown Tire Fire Potentially Responsible Party (PRP) - In July 2008, Alliant Energy was notified by the EPA that it is a PRP with respect to environmental remediation at the Watertown Tire Fire facility in Watertown, Wisconsin. The notification alleges that Alliant Energy may have arranged for the disposal of hazardous substances at this site. The EPA seeks reimbursement from the PRPs for its costs of investigation and remediation. Management is investigating the matter and believes that any likely action resulting from this matter will not have a material adverse effect on Alliant Energy’s or WPL’s financial condition or results of operations.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy’s primary market risk exposures are associated with currency exchange rates, interest rates, commodity prices and investment prices. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. A summary of Alliant Energy’s market risks is included in Alliant Energy’s, IPL’s and WPL’s combined Annual Report on Form 10-K for the year ended Dec. 31, 2007 and such market risks have not changed materially from those reported in the 2007 Form 10-K, except as described below.

Currency Exchange Rate Risk - In the second quarter of 2008, Corporate Services, as agent for IPL and WPL, entered into a master supply agreement with Vestas to purchase 500 MW of wind turbine generator sets and related equipment. A portion of the future payments under the master supply agreement are denominated in Euros, and therefore, are subject to currency exchange risk with fluctuations in currency exchange rates. The impact of a hypothetical 10% increase (decrease) in currency exchange rates on the future Euro-denominated payments under the master supply agreement would increase (decrease) the anticipated purchase price of the wind turbine generator sets and related equipment as of June 30, 2008 by approximately $9.3 million for Alliant Energy and WPL.

Interest Rate Risk - Alliant Energy, IPL and WPL are exposed to risk resulting from changes in interest rates as a result of their issuance of variable-rate debt, IPL’s accounts receivable sale program and variable-rate leasing agreements. Alliant Energy, IPL and WPL reduced a portion of their interest rate risk in the first half of 2008 by converting certain pollution control revenue bonds from variable interest rates to fixed interest rates. Assuming the impact of a hypothetical 100 basis point increase (decrease) in interest rates on variable-rate debt held, the amount outstanding under IPL’s accounts receivable sale program and variable-rate lease balances at June 30, 2008, Alliant Energy’s, IPL’s and WPL’s annual pre-tax expense would increase (decrease) by approximately $3.6 million, $2.2 million and $1.4 million, respectively. Refer to Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information regarding the conversion of certain pollution control revenue bonds from variable interest rates to fixed interest rates.

Alliant Energy is also exposed to risk resulting from changes in interest rates as a result of balances of cash and cash equivalents that are currently invested in money market funds with yields that may fluctuate daily. Assuming the impact of a hypothetical 100 basis point increase (decrease) in interest rates on Alliant Energy’s money market fund investments at June 30, 2008, Alliant Energy’s annual interest income would increase (decrease) by approximately $5.6 million. Refer to Note 1(d) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on Alliant Energy’s investments in money market funds.

Commodity Price Risk - Alliant Energy’s and WPL’s retail electric margins are exposed to the impact of changes in commodity prices due largely to the current retail recovery mechanism in place in Wisconsin for fuel-related costs. Refer to “Rates and Regulatory” for discussion of WPL’s retail electric fuel-related rate increase request filed with the PSCW in March 2008 and potential changes to WPL’s electric fuel-related cost recovery mechanism.

In the second quarter of 2008, Corporate Services, as agent for IPL and WPL, entered into a master supply agreement with Vestas to purchase 500 MW of wind turbine generator sets and related equipment. The master supply agreement includes pricing terms which are subject to change if steel prices or diesel fuel prices change by more than 10% between measurement dates defined in the master supply agreement. Assuming changes in steel prices are sufficient to warrant a change in the pricing terms, the impact of each incremental 10% increase (decrease) in steel prices will increase (decrease) the anticipated purchase price of the wind turbine generator sets and related equipment as of June 30, 2008 by approximately $3.4 million, $1.2 million and $2.2 million for Alliant Energy, IPL and WPL, respectively. Assuming changes in diesel fuel prices are sufficient to warrant a change in the pricing terms, the impact of each incremental 10% increase (decrease) in diesel fuel prices will increase (decrease) the anticipated purchase price of the wind turbine generator sets and related equipment as of June 30, 2008 by approximately $0.4 million for Alliant Energy and WPL.

Investment Price Risk - Alliant Energy, IPL and WPL are exposed to investment price risk as a result of their investments in debt and equity securities, largely related to securities held by their pension and other postretirement benefits plans. The values of investments held by their pension and other postretirement benefits plans have decreased materially since their last measurement date of Sep. 30, 2007. Refer to “Other Future Considerations - Pension and Other Postretirement Benefits Plan Assets” for further discussion.

New Accounting Pronouncements - Refer to Note 1(g) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of new accounting pronouncements impacting Alliant Energy.

Critical Accounting Policies - A summary of Alliant Energy’s critical accounting policies is included in Alliant Energy’s, IPL’s and WPL’s combined Annual Report on Form 10-K for the year ended Dec. 31, 2007 and such policies have not changed materially from those reported in the 2007 10-K, except as described below.

Critical Estimates Related to Impacts of Severe Midwest Flooding in the Second Quarter of 2008 - Refer to Notes 1(e) and 12(f) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussions of estimated retirements of utility plant damaged by severe Midwest flooding recorded in the second quarter of 2008 and estimated property insurance recoveries related to losses from the severe Midwest flooding recorded in the second quarter of 2008, respectively.

Asset Valuations of Long-Lived Assets to be Held and Used - In April 2008, WPL received approval from the PSCW to purchase Resources’ 300 MW, simple cycle, natural gas-fired electric generating facility in Neenah, Wisconsin. Refer to “Strategic Overview - Utility Generation Plan” for further details on NEF, including WPL’s filing for approval from FERC in June 2008.

Refer to “Other Future Considerations - Emission Allowances” for details of potential impairments to Alliant Energy’s, IPL’s and WPL’s acquired SO2 emission allowances as a result of significant decreases in trading prices of emission allowances in July 2008 following a court ruling which vacated CAIR.

Unbilled Revenues - Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins - Unbilled Revenue Estimates” for discussion of adjustments to unbilled electric revenue estimates in the second quarters of 2008 and 2007.

Accounting for Pensions and Other Postretirement Benefits Plan Assets - Refer to “Other Future Considerations - Pension and Other Postretirement Benefits Plan Assets” for discussion of decreases in the total fair value of Alliant Energy’s, IPL’s and WPL’s pension and other postretirement benefits plan assets since the last measurement date of Sep. 30, 2007.

Income Taxes -

Deferred Tax Asset Valuation Allowances - Alliant Energy is currently exploring changes to current business operations and state tax planning strategies that could materially reduce deferred tax asset valuation allowances related to state net operating loss carryforwards. At June 30, 2008, Alliant Energy had deferred tax asset valuation allowances related to state net operating loss carryforwards of $14 million.

Refer to Notes 5 and 12(e) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for a discussion of the settlement Alliant Energy reached with the IRS in the second quarter of 2008 that finalized the audit of its U.S. federal income tax returns for calendar years 2002 through 2004 and the impact of this settlement on Alliant Energy’s capital loss utilization, respectively.

Other Future Considerations - A summary of Alliant Energy’s, IPL’s and WPL’s other future considerations is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2007 and such considerations have not changed materially from the items reported in the 2007 Form 10-K, except as described below.

Severe Midwest Flooding - Refer to “Severe Midwest Weather” for details of the anticipated impacts of the severe Midwest flooding in the second quarter of 2008 on Alliant Energy’s and IPL’s financial condition, results of operations and cash flows.

IPL’s Electric Transmission Assets Sale - In December 2007, IPL completed the sale of its electric transmission assets located in Iowa, Minnesota and Illinois to ITC for net proceeds of $772 million, subject to post-closing adjustments. Subsequent to the closing of the sale, IPL began incurring charges from ITC for transmission services required to serve its electric customers. These charges for transmission services from ITC are recorded in “Operation and maintenance expenses” on Alliant Energy’s and IPL’s Condensed Consolidated Statements of Income and are currently expected to be between $80 million to $90 million in 2008. The negative impact on Alliant Energy’s and IPL’s earnings from these charges for transmission services in 2008 will be partially offset by the elimination of other operation and maintenance, depreciation and property tax expenses related to the electric transmission assets that were sold and the positive impacts from the use of the sale proceeds to fund investments in short-term securities, reduce short-term debt and reduce IPL’s amount of accounts receivable sold. Alliant Energy currently estimates the net impact of these items will reduce its earnings in 2008 as compared to 2007 by approximately $0.12 to $0.14 per share ($0.17 to $0.21 per share decrease in earnings at its utility business partially offset by a $0.05 to $0.07 per share increase in earnings at Alliant Energy parent company). The estimated earnings impact of the sale increased from the $0.09 per share amount presented in the 2007 Form 10-K to the current estimate of $0.12 to $0.14 per share largely due to a reduction in the estimated earnings from the use of the sale proceeds caused by declines in short-term interest rates during the first half of 2008.

Emission Allowances - In July 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated CAIR, which was issued by the EPA in 2005 to reduce future emissions of SO2 and NOx. The court ruling in July 2008 also vacated the CAIR regional cap and trade programs for SO2 and NOx, which has resulted in a significant decrease in the trading prices of emission allowances obtained for future compliance with the CAIR emission reduction standards. However, the court’s ruling does not eliminate the use of SO2 emission allowances under the cap and trade program of the Acid Rain Program regulations. At June 30, 2008, IPL and WPL had acquired SO2 emission allowances recorded as intangible assets in “Deferred charges and other” on their Condensed Consolidated Balance Sheets of $57 million and $7 million, respectively. At June 30, 2008, IPL and WPL also had cumulative gains from previous sales of SO2 emission allowances recorded as “Regulatory liabilities” on their Condensed Consolidated Balance Sheets of $57 million and $7 million, respectively. IPL and WPL believe any reduction in the carrying value of their purchased SO2 emission allowances due to recent declines in trading prices of emission allowance will be offset by a comparable reduction in their regulatory liabilities established with the sale of previous SO2 emission allowances, resulting in no impact on their results of operations or cash flows.

In addition, IPL has entered into forward contracts as of June 30, 2008 to purchase future SO2 emission allowances and future annual NOx emission allowances from various counterparties for $34 million and $11 million, respectively. IPL is currently assessing the status of these contracts in light of the recent court ruling that vacated CAIR, subsequent developments in the wake of that ruling and continuation of SO2 emission allowances under the cap and trade program of the Acid Rain Program regulations. Regulators have reviewed IPL's emission allowance purchase plans as part of its overall environmental compliance efforts, therefore, IPL is also assessing the potential regulatory recovery of any financial losses that may be incurred as a result of these forward contracts. Alliant Energy and IPL are currently unable to predict what impact, if any, these forward contracts will have on their financial condition, results of operations and cash flows.

Pension and Other Postretirement Benefits Plan Assets - Alliant Energy’s, IPL’s and WPL’s pension and other postretirement benefits plan assets are predominately invested in equity and debt securities. These plan assets have decreased in total fair value since the last measurement date of Sep. 30, 2007 consistent with general market conditions during such period. Alliant Energy, IPL and WPL believe pension and other postretirement benefits costs could be materially higher in 2009 as compared to the costs expected to be recognized in 2008 if the total fair value of their plans’ assets remains at current levels, or decreases further prior to the next measurement date of Dec. 31, 2008. If asset values remained at June 30, 2008 levels through Dec. 31, 2008, then Alliant Energy, IPL and WPL believe any required contributions to their pension and other postretirement benefits plans resulting from the recent decreases in value of plan assets would not have a significant adverse impact on their liquidity given their current available capacity under revolving credit facilities, cash and cash equivalents, and access to capital markets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the quarter ended June 30, 2008 pursuant to the requirements of the Securities Exchange Act of 1934. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2008.

As a result of the severe Midwest flooding in June 2008, Alliant Energy was required to temporarily relocate the employees and operations of IPL’s general office building and certain operating facilities located in Cedar Rapids, Iowa that were impacted by the flooding. During the relocation, certain processes were modified to ensure business continuity. Despite the changes in location, business continuity plans were implemented in a timely manner, and Alliant Energy, IPL and WPL continued to operate effectively using their existing systems and controls to ensure the accuracy, completeness and timeliness of their financial records. Financial applications experienced no interruption of processing. Meter reading and processing of customers’ payments for IPL and WPL experienced a short-term interruption during the relocation and resumed with the implementation of business continuity plans. Billing and meter reading activities were suspended in areas impacted by the flooding and these activities are resuming as service is restored to the areas impacted by the flooding.

Management’s evaluation of these changes concluded there was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

A summary of Alliant Energy’s, IPL’s and WPL’s risk factors are included in Item 1A in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2007 and has not changed materially from the items reported in the 2007 Form 10-K, except as described below.

Our results of operations, financial condition and cash flows could be materially and adversely affected if we fail to recover, or experience delays in recovering, storm restoration costs incurred as a result of the recent Midwest flooding or as a result of continued lost revenue from service disruptions caused by the flooding - Extensive flooding in the Midwest in June 2008 caused catastrophic damage in our Iowa service territory. As a result of the flooding, we expect to incur significant storm restoration costs for the repair and/or replacement of our property damaged by the flooding. The flooding has caused extensive damage to two of our generating facilities in Cedar Rapids, Iowa, which we are currently assessing. Therefore, we have not yet been able to determine their total restoration costs and if, and when, they will return to service. Certain of the storm restoration costs may not qualify for recovery under our flood insurance policy and the total storm restoration costs may exceed the amount of our flood insurance coverage limit of $100 million, therefore insurance may not cover all of our costs. In addition to damage to our property, the flood has also caused significant damage to several of our customers in Cedar Rapids, Iowa who may be unable to take any electric and steam load or who may have reduced electric and steam load. We cannot predict how long these load reductions will continue. We are also unable to predict whether any customers may decide not to return to full operations after the flood. The flood may also have an adverse impact on the economy in our service territories. We are unable to predict with certainty the amount or timing of any insurance and regulatory recoveries of the storm restoration costs. As a result, the financial impacts of the flooding may have a materially adverse impact on our financial condition, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended June 30, 2008 was as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Purchased as	Value) of Shares That
	of Shares	Paid Per	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Share	Announced Plan	Under the Plan (a)
April 1 to April 30	710	$37.85	--	N/A
May 1 to May 31	2,798	37.53	--	N/A
June 1 to June 30	700	36.93	--	N/A
	4,208	37.48	--

(a)

Includes 183, 2,532 and 191 shares of Alliant Energy common stock for April 1 to April 30, May 1 to May 31, and June 1 to June 30, respectively, purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan (DCP). There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date. Also includes 527, 266 and 509 shares of Alliant Energy common stock for April 1 to April 30, May 1 to May 31, and June 1 to June 30, respectively, transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the EIP.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ALLIANT ENERGY - At Alliant Energy’s annual meeting of shareowners held on May 15, 2008, the following individuals were elected as directors of Alliant Energy with terms expiring in 2011:

Name of Nominee	Votes For	Votes Withheld
William D. Harvey	93,253,661	3,529,145
James A. Leach	93,880,194	2,902,612
Singleton B. McAllister	93,977,819	2,804,987

The following are the other directors of Alliant Energy whose terms of office continued after the 2008 annual meeting: Ann K. Newhall, Dean C. Oestreich and Carol P. Sanders, with terms expiring in 2009; and Michael L. Bennett, Darryl B. Hazel, David A. Perdue and Judith D. Pyle, with terms expiring in 2010.

Also at Alliant Energy’s annual meeting of shareowners held on May 15, 2008, the following matter was submitted to a vote of shareowners:

	Votes	Votes	Votes	Broker
	For	Against	Abstain	Non-Votes
Ratification of the appointment of Deloitte & Touche
LLP as Alliant Energy’s independent registered
public accounting firm for 2008	95,198,750	1,138,151	445,905	--

IPL - At IPL’s annual meeting of shareowners held on May 15, 2008, William D. Harvey, James A. Leach and Singleton B. McAllister were elected as directors of IPL with terms expiring in 2011. Alliant Energy voted all of the outstanding shares of common stock of IPL (consisting of 13,370,788 shares) in favor of the election of these individuals. The following are the other directors of IPL whose terms of office continued after the 2008 annual meeting: Ann K. Newhall, Dean C. Oestreich and Carol P. Sanders, with terms expiring in 2009; and Michael L. Bennett, Darryl B. Hazel, David A. Perdue and Judith D. Pyle with terms expiring in 2010.

Also at IPL’s annual meeting of shareowners held on May 15, 2008, Alliant Energy voted all of the outstanding shares of common stock of IPL (consisting of 13,370,788 shares) in favor of ratification of the appointment of Deloitte & Touche LLP as IPL’s independent registered public accounting firm for 2008.

WPL - At WPL’s annual meeting of shareowners held on May 21, 2008, the following individuals were elected as directors of WPL with terms expiring in 2011:

Name of Nominee	Votes For	Votes Withheld
William D. Harvey	13,682,432	3,302
James A. Leach	13,682,533	3,201
Singleton B. McAllister	13,682,631	3,103

The following are the other directors of WPL whose terms of office continued after the 2008 annual meeting: Ann K. Newhall, Dean C. Oestreich and Carol P. Sanders, with terms expiring in 2009; and Michael L. Bennett, Darryl B. Hazel, David A. Perdue and Judith D. Pyle, with terms expiring in 2010.

Also at WPL’s annual meeting of shareowners held on May 21, 2008, the following matter was submitted to a vote of shareowners:

	Votes	Votes	Votes	Broker
	For	Against	Abstain	Non-Votes
Ratification of the appointment of Deloitte & Touche
LLP as WPL’s independent registered public
accounting firm for 2008	13,683,727	1,246	761	--

ITEM 6. EXHIBITS

The following Exhibits are filed herewith.

10.1	Master Supply Agreement between Corporate Services, as agent for IPL and WPL, and Vestas, effective June 1, 2008 (a)
10.2	Form of Key Executive Employment and Severance Agreement (KEESA), by and between Alliant Energy and each of W.D. Harvey, E.G. Protsch and B.J. Swan
10.3	Form of KEESA, by and between Alliant Energy and each of T.L. Aller, D.K. Doyle, T.L. Hanson, P.L. Kampling and P. Howard Moore
12.1	Ratio of Earnings to Fixed Charges for Alliant Energy
12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL
12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for WPL
31.1	Certification of the Chairman, President and CEO for Alliant Energy
31.2	Certification of the Senior Executive Vice President and CFO for Alliant Energy
31.3	Certification of the Chairman and CEO for IPL
31.4	Certification of the CFO for IPL
31.5	Certification of the Chairman and CEO for WPL
31.6	Certification of the CFO for WPL
32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

(a)

Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the SEC pursuant to Rule 24b-2. The redacted material is being filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of August 2008.

ALLIANT ENERGY CORPORATION

Registrant

By: /s/ Thomas L. Hanson	Vice President-Controller and Chief Accounting Officer
Thomas L. Hanson	(Principal Accounting Officer and Authorized Signatory)

INTERSTATE POWER AND LIGHT COMPANY

Registrant

By: /s/ Thomas L. Hanson	Vice President-Controller and Chief Accounting Officer
Thomas L. Hanson	(Principal Accounting Officer and Authorized Signatory)

WISCONSIN POWER AND LIGHT COMPANY

Registrant

By: /s/ Thomas L. Hanson	Vice President-Controller and Chief Accounting Officer
Thomas L. Hanson	(Principal Accounting Officer and Authorized Signatory)