Form 10-K
period 2008-12-31
INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2009-02-27
CIK 52485, 107832, 352541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Securities registered pursuant to Section 12 (b) of the Act:

Name of Each Exchange
	Title of Class	on Which Registered
Alliant Energy Corporation	Common Stock, $0.01 Par Value	New York Stock Exchange
Alliant Energy Corporation	Common Share Purchase Rights	New York Stock Exchange
Interstate Power and Light Company	8.375% Series B Cumulative Preferred Stock,	New York Stock Exchange
$0.01 Par Value
Interstate Power and Light Company	7.10% Series C Cumulative Preferred Stock,	New York Stock Exchange
$0.01 Par Value
Wisconsin Power and Light Company	4.50% Preferred Stock, No Par Value	NYSE Alternext US LLC

Securities registered pursuant to Section 12 (g) of the Act: Wisconsin Power and Light Company Preferred Stock

(Accumulation without Par Value)

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Alliant Energy Corporation	Yes ☒	No ☐
Interstate Power and Light Company	Yes ☐	No ☒
Wisconsin Power and Light Company	Yes ☐	No ☒

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

Smaller
	Large			Reporting
	Accelerated	Accelerated	Non-accelerated	Company
	Filer	Filer	Filer	Filer
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒

Indicate by checkmark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2008:

Alliant Energy Corporation	$3.8 billion
Interstate Power and Light Company	$--
Wisconsin Power and Light Company	$--

Number of shares outstanding of each class of common stock as of Jan. 30, 2009:

Alliant Energy Corporation	Common stock, $0.01 par value, 110,483,573 shares outstanding
Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statements relating to Alliant Energy Corporation’s and Wisconsin Power and Light Company’s 2009 Annual Meetings of Shareowners are, or will be upon filing with the Securities and Exchange Commission, incorporated by reference into Part III hereof.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy Corporation (Alliant Energy), Interstate Power and Light Company (IPL) and Wisconsin Power and Light Company (WPL) include:

•	federal and state regulatory or governmental actions, including the impact of energy-related and tax legislation and regulatory agency orders;
•

their ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs, capital expenditures and deferred expenditures, the earning of reasonable rates of return and the payment of expected levels of dividends;

•

developments that adversely impact their ability to implement their strategic plans including unanticipated issues in connection with construction of their new generating facilities and WPL’s potential purchases of the Riverside Energy Center (Riverside) and Alliant Energy Resources, LLC’s (Resources’) electric generating facility in Neenah, Wisconsin;

•

issues related to the availability of generating facilities and the supply and delivery of fuel and purchased electricity and price thereof, including the ability to recover and retain purchased power, fuel and fuel-related costs through rates in a timely manner;

•	the impact fuel and fuel-related prices and other economic conditions may have on their customers’ demand for utility services;
•

impacts that storms or natural disasters in their service territories may have on their operations, including uncertainties associated with efforts to remediate the effects of the June 2008 Midwest flooding, reimbursement of storm-related costs covered by insurance, anticipated amount of operating and maintenance expenses, levels of steam margins, and insurance and regulatory recoveries, rate relief for costs associated with restoration and impacts of the flooding on the economic conditions of the affected service territories;

•

issues associated with environmental remediation efforts and with environmental compliance generally, including changing environmental laws and regulations and the ability to recover through rates all environmental compliance costs;

•	potential impacts of any future laws or regulations regarding global climate change or carbon emissions reductions;
•	the state of the economy in their service territories and resulting implications on sales and ability to collect unpaid bills, in particular as a result of the current recession;
•	the growth rate of ethanol and biodiesel production in their service territories;
•	continued access to the capital markets under competitive terms and rates;
•	weather effects on results of operations;
•	financial impacts of hedging strategies, including the impact of weather hedges on earnings;
•	sales and project execution for RMT, Inc.;
•

issues related to electric transmission, including operating in the Midwest Independent Transmission System Operator (MISO) energy and ancillary services markets, the impacts of potential future billing adjustments from MISO and recovery of costs incurred;

•	IPL’s ability to reduce the impact of a proposed transmission rate increase for 2009;
•	unplanned outages at generating facilities and risks related to recovery of incremental costs through rates;
•	Resources’ ability to successfully defend against, and any liabilities arising out of, the alleged default by Resources under the Indenture for the Exchangeable Senior Notes due 2030;
•

Alliant Energy’s ability to successfully defend against, and any liabilities arising out of, the purported shareowner demand made to the Alliant Energy Board of Directors stemming from the Exchangeable Senior Notes due 2030 litigation;

•

Alliant Energy’s ability to successfully defend against, and any liabilities arising out of, the alleged violation of the Employee Retirement Income Security Act of 1974 by Alliant Energy’s Cash Balance Pension Plan;

•	current or future litigation, regulatory investigations, proceedings or inquiries;
•	Alliant Energy’s ability to sustain its dividend payout ratio goal;
•	the direct or indirect effects resulting from terrorist incidents or responses to such incidents;
•	employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages;
•	access to technological developments;
•	any material post-closing adjustments related to any of their past asset divestitures;
•	the impact of necessary accruals for the terms of incentive compensation plans;
•	the effect of accounting pronouncements issued periodically by standard-setting bodies;

•	the ability to continue cost controls and operational efficiencies;
•	increased retirement plan costs due to decreases in market value of plan assets;
•	the ability to utilize tax capital losses and net operating losses generated to date, and those that may be generated in the future, before they expire;
•	the ability to successfully complete ongoing tax audits and appeals with no material impact on earnings and cash flows;
•	inflation and interest rates;
•	and factors listed in Item 1A Risk Factors and “Other Matters - Other Future Considerations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MDA).

Alliant Energy, IPL and WPL assume no obligation, and disclaim any duty, to update the forward-looking statements in this Annual Report on Form 10-K.

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

PART I

This Annual Report on Form 10-K includes information relating to Alliant Energy, IPL and WPL (as well as Resources and Alliant Energy Corporate Services, Inc. (Corporate Services)). Where appropriate, information relating to a specific entity has been segregated and labeled as such. Unless otherwise noted, the information herein has been revised to exclude discontinued operations for all periods presented. Refer to Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for information on businesses reported as discontinued operations.

ITEM 1. BUSINESS

A. GENERAL

Alliant Energy was incorporated in Wisconsin in 1981 and maintains its principal executive offices in Madison, Wisconsin. Alliant Energy operates as a regulated investor-owned public utility holding company. Alliant Energy’s primary focus is to provide regulated electricity and natural gas service to approximately 1 million electric and approximately 400,000 natural gas customers in the Midwest through its two public utility subsidiaries. The primary first tier subsidiaries of Alliant Energy are: IPL, WPL, Resources and Corporate Services. An illustration of Alliant Energy’s first tier subsidiaries is shown below.

Alliant Energy

Utility Operations	Resources	Corporate Services
- IPL
- WPL

A brief description of the primary first tier subsidiaries of Alliant Energy is as follows:

1) IPL - was incorporated in 1925 in Iowa as Iowa Railway and Light Corporation. IPL is a public utility engaged principally in the generation and distribution of electric energy and the distribution and transportation of natural gas in selective markets in Iowa and southern Minnesota. In Iowa, IPL provides utility services to incorporated communities as directed by the Iowa Utilities Board (IUB) and utilizes non-exclusive franchises, which cover the use of public right-of-ways for utility facilities in incorporated communities for a maximum term of 25 years. At Dec. 31, 2008, IPL supplied electric and gas service to 525,036 and 233,836 retail customers, respectively. IPL also provides steam services to certain customers in Cedar Rapids, Iowa and various other energy-related products and services. In 2008, 2007 and 2006, IPL had no single customer for which electric, gas, steam and/or other sales accounted for 10% or more of IPL’s consolidated revenues.

2) WPL - was incorporated in 1917 in Wisconsin as Eastern Wisconsin Electric Company. WPL is a public utility engaged principally in the generation and distribution of electric energy and the distribution and transportation of natural gas in selective markets in south and central Wisconsin. WPL operates in municipalities pursuant to permits of indefinite duration and state statutes authorizing utility operation in areas annexed by a municipality. At Dec. 31, 2008, WPL supplied electric and gas service to 453,078 and 177,354 retail customers, respectively. WPL also provides various other energy-related products and services. In 2008, 2007 and 2006, WPL had no single customer for which electric, gas and/or other sales accounted for 10% or more of WPL’s consolidated revenues. WPL Transco LLC is a wholly-owned subsidiary of WPL and holds WPL’s investment in the American Transmission Company LLC (ATC).

3) RESOURCES - was incorporated in 1988 in Wisconsin. In November 2008, Resources was converted to a limited liability company with Alliant Energy as its sole member. Alliant Energy’s non-regulated investments are organized under Resources. Refer to “D. Information Relating to Non-regulated Operations” for additional details.

4) CORPORATE SERVICES - was incorporated in 1997 in Iowa. Corporate Services provides administrative services to Alliant Energy and its subsidiaries.

Refer to Note 14 of the “Notes to Consolidated Financial Statements” for further discussion of business segments, which information is incorporated herein by reference.

B. INFORMATION RELATING TO ALLIANT ENERGY ON A CONSOLIDATED BASIS

1) EMPLOYEES - At Dec. 31, 2008, Alliant Energy’s consolidated subsidiaries had the following full- and part-time employees:

	Number of	Number of	Total	Percentage of Employees
	Bargaining Unit	Other	Number of	Covered by Collective
	Employees	Employees	Employees	Bargaining Agreements
IPL	1,215	303	1,518	80%
WPL	1,261	110	1,371	92%
Resources	83	767	850	10%
Corporate Services	--	1,579	1,579	--
	2,559	2,759	5,318	48%

At Dec. 31, 2008, Alliant Energy employees covered by collective bargaining agreements were as follows (International Union of Operating Engineers (IUOE); International Brotherhood of Electrical Workers (IBEW)):

	Number of	Contract
	Employees	Expiration Date
IPL:
IUOE Local 275	50	12/01/09
IBEW Local 204 (Cedar Rapids)	755	8/31/10
IBEW Local 1439	17	6/30/11
IBEW Local 1455	7	6/30/11
IBEW Local 949	233	9/30/12
IBEW Local 204 (Dubuque)	106	9/30/12
IBEW Local 204 (Mason City)	47	9/30/12
	1,215
WPL - IBEW Local 965	1,261	5/31/11
Resources - Various	83	Various
	2,559

2) CAPITAL EXPENDITURE AND INVESTMENT PLANS - Refer to “Liquidity and Capital Resources - Cash Flows - Investing Activities - Construction and Acquisition Expenditures” in MDA for discussion of anticipated construction and acquisition expenditures for 2009, 2010 and 2011.

3) REGULATION - Alliant Energy, IPL and WPL are subject to regulation by various federal, state and local agencies. The following includes the primary regulations impacting Alliant Energy’s, IPL’s and WPL’s businesses.

Federal Energy Regulatory Commission (FERC) - Alliant Energy is registered with FERC as a public utility holding company, pursuant to the Public Utility Holding Company Act of 2005 (PUHCA 2005), and is required to maintain certain records and to report certain transactions involving its public utilities and other entities regulated by FERC. IPL and WPL are subject to regulation by FERC under the Federal Power Act and PUHCA 2005 for various issues including, but not limited to, affiliate transactions, public utility mergers, acquisitions and dispositions, and books and records requirements. In addition, the Energy Policy Act requires creation of an Electric Reliability Organization (ERO) to provide oversight by FERC. FERC designated the North American Electric Reliability Council (NERC) as the overarching ERO. The Midwest Reliability Organization (MRO), which is a regional member of NERC, has direct responsibility for mandatory electric reliability standards for IPL and WPL. FERC also has jurisdiction under the Federal Power Act over certain electric utility facilities and operations, electric wholesale rates, dividend payments and accounting practices of IPL and WPL, among other issues. Lastly, FERC has jurisdiction under the Natural Gas Act over certain natural gas facilities and operations of IPL and WPL.

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

IUB - IPL is subject to regulation by the IUB related to its operations in Iowa for various issues including, but not limited to, retail utility rates and standards of service, accounting requirements and approval of the location and construction of electric generating facilities. A Certificate of Public Convenience, Use and Necessity (GCU Certificate) is required to be filed with the IUB for construction approval of any new electric generating facility located in Iowa with 25 megawatts (MW) or more of capacity. Requests for retail rate relief are based on historical test periods, adjusted for certain known and measurable changes occurring up to nine months from the end of the historical test period. The IUB must decide on requests for retail rate relief within 10 months of the date of the application for which relief is filed, or the interim rates granted become permanent. Interim retail rates can be placed in effect 10 days after the rate application filing, subject to refund, and must be based on past precedent. Iowa’s HF 577 provides Iowa utilities with the necessary rate making principles - and resulting, increased regulatory and investment certainty - prior to making certain generation investments in Iowa. Under HF 577, IPL must file for, and the IUB must provide, rate making principles for certain electric generating facilities located in Iowa including new base-load (primarily defined as nuclear or coal-fired generation) facilities with a capacity of 300 MW or more, combined-cycle natural gas-fired facilities of any size and renewable generating resources, such as wind facilities, of any size. Upon approval of rate making principles by the IUB, IPL must either build the facility under the approved rate making principles, or not at all.

Public Service Commission of Wisconsin (PSCW) - Alliant Energy is subject to regulation by the PSCW for the type and amount of Alliant Energy’s investments in non-utility businesses and other affiliated interest activities, among other issues. WPL is also subject to regulation by the PSCW related to its operations in Wisconsin for various issues including, but not limited to, retail utility rates and standards of service, accounting requirements, issuance and use of proceeds of securities, approval of the location and construction of electric generating facilities and certain other additions and extensions to facilities. A Certificate of Authority (CA) application is required to be filed with the PSCW for construction approval of any new electric generating facility located in Wisconsin with a capacity of less than 100 MW and any new electric generating facility located outside of Wisconsin. A Certificate of Public Convenience and Necessity (CPCN) application is required to be filed with the PSCW for construction approval of any new electric generating facility located in Wisconsin with a capacity of 100 MW or more. In addition, WPL’s ownership and operation of electric generating facilities located outside of Wisconsin (including Minnesota) to serve Wisconsin customers is subject to CA approval and retail utility rate regulation by the PSCW. WPL is required to file retail rate cases with the PSCW using a forward-looking test period. There is no statutory time limit for the PSCW to decide retail rate cases. However, the PSCW attempts to process all base retail rate cases in 10 months or less and the PSCW has the ability to approve interim retail rate relief, subject to refund, if necessary. For fuel-only retail rate case increases, the PSCW attempts to provide interim retail rate relief within 21 days of notice to customers, subject to refund. There is no statutory time limit for final fuel-only retail rate relief decisions. Wisconsin’s Act 7 provides Wisconsin utilities with the necessary rate making principles - and resulting, increased regulatory and investment certainty - prior to the purchase or construction of any nuclear or fossil-fueled electric generating facility or renewable generating resource, such as a wind facility, utilized to serve Wisconsin customers. WPL is not obligated to file for rate making principles under Act 7. WPL can proceed with an approved project under traditional rate making if the terms of the rate making principles issued under Act 7 are viewed as unsatisfactory by WPL.

Minnesota Public Utilities Commission (MPUC) - IPL is subject to regulation by the MPUC related to its operations in Minnesota for various issues including, but not limited to, retail utility rates and standards of service, accounting requirements, issuance and use of proceeds of securities, periodic approval of IPL’s capital structure, and approval of the location and construction of electric generating facilities located in Minnesota with a capacity in excess of 50 MW. Requests for retail rate relief can be based on either historical or projected data and interim retail rates are permitted. The MPUC must reach a final decision within 10 months of filing for retail rate relief.

Refer to Notes 1(b), 1(h), 2 and 12(e) of Alliant Energy’s “Notes to Consolidated Financial Statements” and “Rates and Regulatory Matters” and “Liquidity and Capital Resources - Environmental” in MDA for additional information regarding regulation and utility rate matters.

4) STRATEGIC OVERVIEW - Refer to “Strategic Overview” in MDA for discussion of various strategic actions by Alliant Energy, IPL and WPL.

C. INFORMATION RELATING TO UTILITY OPERATIONS

Alliant Energy’s utility business has three segments: a) electric operations; b) gas operations; and c) other, which includes IPL’s steam business, various other energy-related products and services and the unallocated portions of the utility business. In 2008, operating revenues and operating income (loss) by these three utility business segments were as follows:

	Alliant Energy		IPL		WPL
	Operating	Operating	Operating	Operating	Operating	Operating
	Revenues	Income	Revenues	Income (Loss)	Revenues	Income
Electric	65%	79%	72%	92%	79%	82%
Gas	19%	13%	23%	11%	20%	17%
Other	16%	8%	5%	(3%)	1%	1%
	100%	100%	100%	100%	100%	100%

1) ELECTRIC UTILITY OPERATIONS

General - Electric utility operations represent the largest operating segment for Alliant Energy, IPL and WPL. Alliant Energy’s electric utility operations are located in the Midwest with IPL and WPL providing electric service in Iowa, southern and central Wisconsin and southern Minnesota.

Jurisdictions - Electric utility revenues by state were as follows (dollars in millions):

	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
IPL:
Iowa	$1,184.3	49%	$1,173.0	49%	$1,229.0	50%
Minnesota	74.0	3%	75.1	3%	78.2	3%
Illinois (a)	--	--	22.0	1%	24.4	1%
Subtotal	1,258.3	52%	1,270.1	53%	1,331.6	54%
WPL:
Wisconsin	1,153.0	48%	1,139.4	47%	1,098.0	45%
Illinois (a)	--	--	1.3	--	13.4	1%
Subtotal	1,153.0	48%	1,140.7	47%	1,111.4	46%
	$2,411.3	100%	$2,410.8	100%	$2,443.0	100%
(a)	IPL’s and WPL’s utility operations in Illinois were sold in February 2007.

The percentage of electric utility revenues regulated by their respective state commissions and FERC were as follows:

	Alliant Energy			IPL			WPL
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Respective state
commissions	90%	90%	91%	96%	95%	96%	84%	85%	85%
FERC	10%	10%	9%	4%	5%	4%	16%	15%	15%
	100%	100%	100%	100%	100%	100%	100%	100%	100%

Customers - The number of electric customers and communities served at Dec. 31, 2008 was as follows:

	Retail Customers	Wholesale Customers	Other Customers	Total Customers	Communities Served
IPL	525,036	9	1,372	526,417	752
WPL	453,078	22	2,131	455,231	607
	978,114	31	3,503	981,648	1,359

IPL and WPL provide electric utility service to a diversified base of retail customers in several industries, with the largest concentrations in the food manufacturing, chemical (including ethanol) and paper industries. IPL’s retail customers in the above table are billed under base rates established by the IUB or MPUC that include recovery of purchased power capacity costs, transmission service costs and other costs required to serve customers. IPL’s fuel and purchased energy costs are recovered pursuant to fuel adjustment clauses. WPL’s retail customers in the above table are billed under base rates established by the PSCW that include recovery of fuel-related costs (generation and purchased energy), purchased power capacity costs, transmission service costs and other costs required to serve customers. The electric fuel rules in Wisconsin allow the PSCW to authorize rate increases/decreases if fuel-related costs exceed or fall below established fuel monitoring ranges.

Wholesale customers in the above table, which primarily consist of municipalities and rural electric cooperatives, are billed under wholesale service agreements. These agreements include standardized pricing mechanisms that are detailed in tariffs approved by FERC through wholesale rate case proceedings.

In addition, IPL and WPL have bulk power customers, included in “Other customers” in the above table, that are billed according to negotiated, long-term customer-specific contracts, pursuant to FERC approved tariffs. Refer to the “Electric Operating Information” tables for additional details regarding electric utility operations.

Seasonality - Electric sales are seasonal to some extent with the annual peak normally occurring in the summer months due to air conditioning requirements. In 2008, the maximum peak hour demands for Alliant Energy and IPL were 5,491 MW and 2,943 MW, respectively, both on July 30, 2008. In 2008, the maximum peak hour demand for WPL was 2,583 MW on July 16, 2008.

Competition - Retail electric customers in Iowa, Wisconsin and Minnesota currently do not have the ability to choose their electric supplier. However, in order to increase sales, IPL and WPL attempt to attract new customers into their service territories. As a result, there is competition among utilities to keep energy rates low. Although electric service in Iowa, Wisconsin and Minnesota is regulated, IPL and WPL also still face competition from self generation by large industrial customers, alternative energy sources, and petitions to municipalize (Iowa) as well as service territory expansions by municipal utilities through annexations (Wisconsin). Refer to “Other Matters - Other Future Considerations - Electric Sales Projections - Customer Owned Generation” in MDA for information on the construction of two (one is 105 MW and one is 75 MW) cogeneration facilities by one of IPL’s customers.

Renewable Energy - Wisconsin and Minnesota have adopted renewable portfolio standards, which require electric utilities to provide certain percentages of their total energy output from renewable sources by certain dates. Iowa has a renewable energy standard which requires electric utilities to purchase their proportionate share of 105 MW of capacity and associated energy from alternative energy and small hydro production facilities. IPL and WPL currently meet all applicable renewable energy requirements and continue to emphasize the expansion of renewable energy in their overall energy supply portfolios. Refer to “Rates and Regulatory Matters - Recent Regulatory-related Legislative Developments - Renewable Energy Standards Legislative Developments” and “Strategic Overview - Utility Generation Plan” in MDA for further discussion of renewable energy standards and various proposed wind projects that are expected to contribute towards IPL and WPL continuing to meet these standards.

Energy Conservation - With increased emphasis on energy conservation as a matter of public policy, IPL and WPL are continuing and, where appropriate, expanding initiatives to promote energy conservation and enhance customers’ ability to manage their energy use more efficiently. IPL and WPL are also exploring rate making alternatives that are expected to maintain their respective financial stability in the event that energy use declines and avoid penalizing IPL and WPL for successful energy conservation initiatives. Alliant Energy’s infrastructure investment program includes installing advanced metering infrastructure (AMI) in IPL’s and WPL’s utility service territories and other initiatives to promote energy efficiency and conservation. Alliant Energy expects AMI technology to improve customer service, enhance energy management initiatives and provide operational savings through increased efficiencies. Alliant Energy has completed its initial limited AMI deployment by installing over 120,000 AMI electric meters and gas modules in its WPL service territory as of Dec. 31, 2008. Alliant Energy currently plans to fully install AMI through a phased approach from 2008 through 2012 at total cost of approximately $200 million. Refer to "Rates and Regulatory Matters - Other Recent Regulatory Developments - IPL Energy Efficiency Plan" in MDA for discussion of IPL's proposed energy efficiency plan for 2009 through 2013.

Electric Supply - Alliant Energy has met historical customer demand of electricity and expects to continue meeting future demand through internally generated electric supply, electric supply from long-term purchased power agreements (PPAs) and additional electric supply purchases from both the MISO Wholesale Energy Market and from generating units located within and outside of Alliant Energy’s service territory. Refer to the “Electric Operating Information” tables for a profile of the sources of electric supply used to meet customer demand for Alliant Energy, IPL and WPL from 2004 to 2008. Alliant Energy’s mix of electric supply has experienced changes in the past few years as a result of the sales of its interests in its nuclear generating facilities. Alliant Energy’s mix of electric supply is expected to change further in the future with its utility generation plan, which includes plans for the construction of several new electric generating facilities, the purchase of Resources’ simple-cycle, dual-fueled (natural gas/diesel) electric generating facility in Neenah, Wisconsin and the purchase of Riverside in Beloit, Wisconsin. In December 2008, the PSCW issued a written order denying WPL’s application to construct a new 300 MW electric generating facility located next to its existing Nelson Dewey facility in Cassville, Wisconsin. In its written order, the PSCW acknowledged WPL’s need for additional electric generating capacity and recommended WPL consider alternatives to its proposed facility in Cassville, Wisconsin. As a result of this order, WPL is in the process of evaluating alternatives for its long-term generation needs in Wisconsin.

The proposed new generation included in the utility generation plan is expected to meet increasing customer demand, reduce reliance on PPAs and mitigate the impacts of future plant retirements while maintaining compliance with long-term electric demand planning reserve margins established by regulators. Alliant Energy currently expects to meet utility customer demands in the future; however, unanticipated regional or local reliability issues could still arise in the event of unexpected delays in the construction of new generating and/or transmission facilities, generating facility outages, transmission system outages or extended periods of extreme weather conditions. Refer to “Strategic Overview - Utility Generation Plan” in MDA for details of Alliant Energy’s utility generation plan.

Electric Demand Planning Reserve Margin (PRM) - IPL and WPL are required to maintain a PRM above their projected annual peak demand forecast to help ensure reliability of electric service to their customers. In October 2008, the PSCW issued a written order to lower the PRM requirement for Wisconsin utilities, including WPL, from 18.0% to 14.5% for long-term planning (planning years two through 10). The PSCW also determined that the short-term (planning year one) PRM for Wisconsin utilities will follow the PRM established by MISO under Module E of its Open Access Transmission and Energy Markets Tariff. WPL does not expect the reduction in the PRM to change its current utility generation plan. PRM requirements for IPL follow MISO’s reserve requirements. MISO is currently determining the PRM requirement under its “Module E” tariff, which is expected to be finalized in the first quarter of 2009.

Generation - IPL and WPL own a portfolio of electric generating facilities located in Iowa, Wisconsin and Minnesota with a diversified fuel mix including coal, natural gas and renewable resources. Refer to Item 2. Properties for details of IPL’s and WPL’s electric generating stations.

Generating Capability - The summer generating capability of IPL’s and WPL’s electric generating facilities by fuel type in MWs for 2008, 2007 and 2006 was as follows:

	IPL			WPL
	2008	2007	2006	2008	2007	2006
Coal	1,805	1,860	1,899	1,337	1,338	1,335
Natural gas	838	849	847	546	542	553
Oil	320	317	328	--	--	--
Hydro	--	--	--	19	26	24
Total	2,963	3,026	3,074	1,902	1,906	1,912

Fuel Costs - The average cost of delivered fuel per million British Thermal Units used for electric generation was as follows:

	IPL			WPL
	2008	2007	2006	2008	2007	2006
Natural gas	$8.18	$9.21	$10.45	$8.64	$13.86	$14.28
Coal	1.58	1.35	1.25	1.93	1.69	1.52
Nuclear	--	--	0.56	--	--	--
All fuels	2.09	2.35	2.18	2.06	1.97	1.80

Coal - Coal is the primary fuel source for Alliant Energy’s internally generated electric supply. Internally generated electric supply from coal-fired generating facilities represented 55%, 57% and 53% of IPL’s total sources of electric energy and 54%, 52% and 51% of WPL’s total sources of electric energy during 2008, 2007 and 2006, respectively. Alliant Energy, through Corporate Services as agent for IPL and WPL, has entered into contracts with different suppliers to help ensure that a specified supply of coal is available at known prices for IPL’s and WPL’s coal-fired generating facilities for 2009 through 2012. As of Dec. 31, 2008, existing contracts provide for a portfolio of coal supplies that cover approximately 95%, 80%, 60% and 5% of Alliant Energy’s estimated coal supply needs for 2009 through 2012, respectively. Alliant Energy believes this portfolio of coal supplies represents a reasonable balance between the risks of insufficient supplies and those associated with being unable to respond to future coal market changes. Alliant Energy expects to meet remaining coal requirements from either future contracts or purchases in the spot market. Alliant Energy, through its subsidiaries Corporate Services, IPL and WPL, enters into various coal transportation contracts to meet its coal supply agreements. As of Dec. 31, 2008, existing coal transportation agreements cover approximately 100%, 80%, 66%, 66%, 46% and 46% of Alliant Energy’s estimated coal transportation needs for 2009 through 2014, respectively.

The majority of the coal utilized by IPL and WPL is from the Wyoming Powder River Basin. A majority of this coal is transported by rail-car directly from Wyoming to IPL’s and WPL’s generating stations, with the remainder transported from Wyoming to the Mississippi River by rail-car and then via barges to the final destination. As protection against interruptions in coal deliveries, IPL and WPL strive to maintain average coal inventory supply targets of 25 to 50 days for generating stations with year-round deliveries and 30 to 150 days (depending upon the time of year) for generating stations with seasonal deliveries. Actual inventory averages for 2008 were 50 days for generating stations with year-round deliveries and 79 days for generating stations with seasonal deliveries. Alliant Energy periodically tests coal from sources other than the Wyoming Powder River Basin to determine which alternative sources of coal are most compatible with its generating stations. Alternative sources of coal are expected to provide Alliant Energy with further protection against interruptions and lessen its dependence on its primary coal source.

Average delivered fossil fuel costs are expected to continue to increase in the future due to price structures and adjustment provisions in existing coal contracts, rate structures and adjustment provisions in existing transportation contracts, fuel-related surcharges incorporated by transportation carriers and recent coal and transportation market trends. Existing coal commodity contracts with terms of greater than one year have fixed future year prices that generally reflect recent market trends. A few of Alliant Energy’s existing coal contracts have provisions for price adjustments should specific indices change. Rate adjustment provisions in older transportation contracts are primarily based on changes in the Rail Cost Adjustment Factor as published by the U.S. Surface Transportation Board. Rate adjustment provisions in more recent transportation contracts are based on changes in the All Inclusive Index Less Fuel as published by the Association of American Railroads. These more recent transportation contracts also contain fuel surcharges that are subject to change monthly based on changes in diesel fuel prices. Other factors that may impact coal prices for future commitments are increasing costs for supplier mineral rights, increasing costs to mine the coal and changes in various associated laws and regulations. For example, emission restrictions related to sulfur dioxide (SO2), nitrogen oxide (NOx) and mercury, along with other environmental limitations on generating stations, continue to increase and will likely limit the ability to obtain, and further increase the cost of, adequate coal supplies. Factors that may impact future transportation rates include: the need for railroads to enhance/expand infrastructure for demand growth, corresponding investments in locomotives and the desire to improve margins on coal commensurate with margins on non-coal movements.

Given its current coal procurement process, the specific coal market in its primary purchase region and regulatory cost-recovery mechanisms, Alliant Energy believes it is reasonably insulated against coal price volatility. Alliant Energy’s coal procurement process stresses periodic purchases, staggering of contract terms, stair-stepped levels of supply going forward for multiple years and supplier diversity. Similarly, given the term lengths of its transportation agreements, Alliant Energy believes it is reasonably insulated against future higher coal transportation rates from the major railroads.

Natural Gas - Alliant Energy owns several natural gas-fired generating facilities including IPL’s 565 MW, natural gas-fired Emery Generating Facility (Emery) and Resources’ 300 MW, simple-cycle, natural gas-fired Sheboygan Falls Energy Facility (SFEF). WPL has exclusive rights to the output of SFEF under an affiliated lease agreement. These facilities help meet customer demand for electricity generally during peak hour demands. Internally generated electric supply from natural gas-fired generating facilities represented 3%, 6% and 5% of Alliant Energy’s total sources of electric energy during 2008, 2007 and 2006, respectively. Refer to “Strategic Overview - Utility Generation Plan - Generation Projects Under Construction or Pending Regulatory Agency Approval - Neenah Energy Facility” in MDA for information on WPL’s plans to purchase Resources’ Neenah Energy Facility (NEF) effective June 1, 2009.

Alliant Energy has responsibility to supply natural gas to certain generating facilities under PPAs, which include Riverside and the RockGen Energy Center (RockGen), as well as the generating facilities it owns. IPL and WPL have contracts with several companies to provide fixed-price natural gas supply for these generating facilities with the longest contracts having terms through December 2010. WPL has also contracted with ANR Pipeline to provide firm pipeline transportation of 60,000 dekatherms (Dths) per day for Riverside and 2 million Dths of storage capacity for WPL’s natural gas-fired generating stations. IPL has also contracted with Northern Border Pipeline to provide firm pipeline transportation of 50,000 Dths per day for Emery through March 2009.

Nuclear - In January 2006, IPL sold its interest in the Duane Arnold Energy Center (DAEC) to a subsidiary of FPL Group, Inc. (FPL) and upon closing of the sale entered into a PPA with FPL to purchase energy and capacity from DAEC through February 2014. In July 2005, WPL sold its interest in the Kewaunee Nuclear Power Plant (Kewaunee) to a subsidiary of Dominion Resources, Inc. (Dominion) and upon closing of the sale entered into a long-term PPA with Dominion to purchase energy and capacity from Kewaunee through December 2013. As a result of these transactions, Alliant Energy no longer has an ownership interest in any nuclear generating facilities. Alliant Energy entered into these transactions to reduce the financial and operational uncertainty associated with nuclear generating facility ownership and operations while still retaining the benefit of the output from such nuclear generating facilities.

Wind - In February 2008, IPL received approval from the IUB to construct the 200 MW Whispering Willow - East wind project in Franklin County, Iowa, which is expected to begin operation in late 2009 or early 2010. Once complete, Whispering Willow - East will be IPL’s first fully owned and operated wind project site. In December 2008, WPL’s 68 MW Cedar Ridge wind project in Fond du Lac County, Wisconsin began commercial operation. Cedar Ridge is WPL’s first fully owned and operated wind project site. Refer to “Strategic Overview - Utility Generation Plan” in MDA for further discussion.

Purchased Power - IPL and WPL enter into PPAs and purchase electricity from the MISO Wholesale Energy Market to meet a portion of its customer demand of electricity. Purchased power represented 39%, 33% and 38% of IPL’s total sources of electric energy and 44%, 46% and 47% of WPL’s total sources of electric energy during 2008, 2007 and 2006, respectively. IPL’s most significant PPA is with FPL for the purchase of energy and capacity from DAEC through February 2014. WPL’s most significant PPAs are with Dominion for the purchase of energy and capacity from Kewaunee through December 2013 and with subsidiaries of Calpine Corporation for the purchase of energy and capacity from Riverside and RockGen through May 2013 and May 2009, respectively.

Refer to Note 1(h) for discussion of IPL’s and WPL’s rate recovery of fuel costs, Note 3 for details regarding purchased power commitments accounted for as operating leases and Note 12(b) for details relating to IPL’s and WPL’s coal, natural gas and other purchased power commitments in Alliant Energy’s “Notes to Consolidated Financial Statements.”

Electric Transmission -

IPL - In 2007, IPL completed the sale of its electric transmission assets located in Iowa, Minnesota and Illinois to ITC Midwest LLC (ITC). IPL sold its electric transmission assets in December 2007 in order to monetize the value of the assets to help fund future capital expenditures, to capture tax benefits under federal tax policy that allows deferral of gains on sales of qualifying electric transmission assets completed prior to Jan. 1, 2008 (based on regulations at the time of the sale) and to promote regional transmission expansion that is expected to improve transmission reliability and access for its customers in Iowa and Minnesota. ITC is an independent for-profit, transmission-only company and is a transmission-owning member of the MISO Regional Transmission Organization (RTO), and the MRO and Reliability First Corporation (RFC) Regional Entities. ITC has transmission interconnections at various locations with 12 other transmission owning utilities in the Midwest. These interconnections enhance the overall reliability of the IPL delivery system and provide access to multiple sources of economic and emergency energy. IPL has been advised that ITC plans to construct additional facilities to improve transmission reliability and import capabilities. As these facilities are constructed, IPL expects these facilities will serve to enhance its operating flexibility and access to lower-cost energy.

WPL - In 2001, WPL transferred its transmission assets to ATC in exchange for an ownership interest in ATC. As of Dec. 31, 2008, WPL held a 16% ownership interest in ATC with a carrying value of $195 million. ATC is an independent for-profit, transmission-only company and is a transmission-owning member of the MISO RTO, and the MRO and RFC Regional Entities. During 2008, ATC distributed to WPL, in the form of dividends, $24 million or approximately 80% of WPL’s equity earnings from ATC. Although no assurance can be given, WPL anticipates ATC will continue this dividend payout ratio in the future. ATC is continuing its efforts to improve transmission reliability and import capabilities into Wisconsin, including energizing a 345-kilovolt transmission line between Wausau, Wisconsin and Duluth, Minnesota in 2008. As these facilities are constructed, Alliant Energy expects they will serve to enhance its operating flexibility and its access to lower-cost energy. ATC also has transmission interconnections with various other transmission owning utilities in the Midwest. WPL anticipates $13 million, $6 million and $0 of capital contributions to ATC in 2009, 2010 and 2011, respectively.

MISO Markets - IPL and WPL are members of MISO, a FERC-approved RTO, which is responsible for monitoring and ensuring equal access to the transmission system in their service territories. IPL and WPL participate in the wholesale energy market and ancillary services market operated by MISO discussed in more detail below.

Wholesale Energy Market - In 2005, IPL and WPL began participation in the wholesale energy market operated by MISO. The market impacts the way IPL and WPL buy and sell wholesale electricity, obtain transmission services and schedule generation. In the market, IPL and WPL submit day-ahead and/or real-time bids and offers for energy at locations across the MISO region. MISO evaluates IPL’s, WPL’s and other market participants’ energy injections into, and withdrawals from, the system to economically dispatch the entire MISO system on an hourly basis. MISO settles these hourly offers and bids based on locational marginal prices, which are market-driven values based on the specific time and location of the purchase and/or sale of energy. The market is intended to send price signals to stakeholders where generation or transmission system expansion is needed. This market-based approach is expected to result in lower overall costs in areas with abundant transmission capacity. In addition, MISO may dispatch generators that support reliability needs, but which would not have operated based on economic needs. In these cases, MISO’s settlement assures that these generators are made whole financially for variable costs.

Financial Transmission Rights (FTRs) and Auction Revenue Rights (ARRs) - In areas of constrained transmission capacity, such as Wisconsin, costs could be higher due to the congestion and its impact on locational marginal prices. As part of the MISO market restructuring, physical transmission rights of IPL and WPL were replaced with FTRs. FTRs provide a hedge for congestion costs that incur in the MISO day-ahead energy market. Both IPL and WPL are allocated ARRs from MISO each year based on historical use of the transmission system. The revenues from these ARRs are used by IPL and WPL to acquire FTRs through the FTR auctions operated by MISO. IPL’s and WPL’s current FTRs extend through May 31, 2009. Based on the FTRs awarded to IPL and WPL to date and future expected allocations of ARRs, along with the expected regulatory recovery treatment of MISO costs, the financial impacts associated with FTRs have not differed significantly from the financial impacts associated with physical transmission rights that existed prior to the MISO market.

Ancillary Services Market - In January 2009, MISO launched the ancillary services market, which integrates the procurement and use of regulation and contingency reserves with the existing wholesale energy market implemented in 2005. Regulation refers to the moment-to-moment changes in generation that are necessary to meet changes in electricity demand. Contingency reserves refer to additional generation or demand response resources, either on-line or that can be brought on-line within 10 minutes, to meet certain major events such as the loss of a large generating unit or transmission line. Alliant Energy has monitored the development of the market to help ensure that the rules associated with the market are reasonable and that costs and revenues associated with the market receive appropriate regulatory cost recovery treatment. Given the changing allocation of generation assets among a fluctuating set of MISO reserve zones, Alliant Energy is currently unable to determine what impacts this new market will have on its future financial condition, results of operations or cash flows.

Refer to “Rates and Regulatory Matters - Other Recent Regulatory Developments - MISO Wholesale Energy Market” in MDA for discussion of the regulatory impacts of costs related to MISO and Note 12(h) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of potential MISO revenue sufficiency guarantee resettlements.

Electric Environmental Matters - Alliant Energy is regulated in environmental matters by federal, state and local agencies. Such regulations are the result of a number of environmental laws passed by the U.S. Congress, state legislatures and local governments and enforced by federal, state and local regulatory agencies. The laws impacting Alliant Energy’s electric operations include, but are not limited to, the Safe Drinking Water Act; Clean Water Act; Clean Air Act (CAA), as amended by the CAA Amendments of 1990; National Environmental Policy Act of 1969; Toxic Substances Control Act; Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act and Emergency Planning and Community Right-to-Know Act of 1986; Endangered Species Act; Occupational Safety and Health Act; National Energy Policy Act, as amended; Federal Insecticide, Fungicide and Rodenticide Act; Hazardous Materials Transportation Act; Pollution Prevention Act; and Department of Homeland Security Appropriations Act. Alliant Energy regularly obtains federal, state and local permits to assure compliance with environmental protection laws and regulations. Costs associated with such compliance have increased in recent years and are expected to continue to increase in the future. Alliant Energy anticipates these prudently incurred costs for IPL and WPL will be recoverable through future rate case proceedings. Refer to “Liquidity and Capital Resources - Environmental” in MDA and Note 12(e) of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of electric environmental matters including current or proposed environmental regulations under the Clean Air Interstate Rule (CAIR), Clean Air Visibility Rule (CAVR), Clean Air Mercury Rule (CAMR), Wisconsin Reasonably Available Control Technology Rule, Wisconsin State Mercury Rule, Ozone National Ambient Air Quality Standards Rule, Fine Particle National Ambient Air Quality Standards Rule, Industrial Boiler and Process Heater Case-by-Case Maximum Achievable Control Technology Rule, Section 316(b) of the Clean Water Act, the Wisconsin State Thermal Rule and various legislation being considered to regulate the emission of greenhouse gases (GHG). Refer to “Strategic Overview - Multi-emission Compliance Plan” for details of Alliant Energy’s, IPL’s and WPL’s future multi-emission compliance plans to adhere to environmental regulations.

Alliant Energy Corporation

Electric Operating Information	2008	2007	2006	2005	2004

Operating Revenues (in millions) (a):
Residential	$844.7	$847.5	$857.1	$823.4	$716.7
Commercial	537.5	535.2	549.8	497.4	437.8
Industrial	734.7	731.9	763.7	675.2	609.9

Retail subtotal	2,116.9	2,114.6	2,170.6	1,996.0	1,764.4
Sales for resale:
Wholesale	201.9	179.8	145.2	158.7	116.8
Bulk power and other	31.1	56.7	68.5	114.6	69.0
Other (includes wheeling)	61.4	59.7	58.7	51.3	58.8

Total	$2,411.3	$2,410.8	$2,443.0	$2,320.6	$2,009.0

Electric Sales (000s megawatt-hours (MWh)) (a):
Residential	7,664	7,753	7,670	7,881	7,354
Commercial	6,181	6,222	6,187	6,110	5,702
Industrial	12,490	12,692	12,808	12,830	12,596

Retail subtotal	26,335	26,667	26,665	26,821	25,652
Sales for resale:
Wholesale	3,813	3,547	3,064	3,161	2,943
Bulk power and other	983	2,550	2,632	2,933	2,159
Other	164	167	171	173	178

Total	31,295	32,931	32,532	33,088	30,932

Customers (End of Period) (a):
Residential	840,644	840,122	855,948	849,845	839,745
Commercial	134,536	134,235	135,822	134,149	131,152
Industrial	2,934	2,964	3,064	3,044	2,916
Other	3,534	3,529	3,391	3,368	3,312

Total	981,648	980,850	998,225	990,406	977,125

Other Selected Electric Data:
Maximum peak hour demand (MW)	5,491	5,751	5,989	5,932	5,644
Cooling degree days (b):
Cedar Rapids, Iowa (IPL) (normal - 779)	583	846	765	891	526
Madison, Wisconsin (WPL) (normal - 642)	538	781	637	847	446
Sources of electric energy (000s MWh):
Coal	17,495	18,643	17,578	17,360	18,472
Purchased power:
Nuclear (c)	5,465	5,103	5,128	1,008	-
Wind	853	872	840	823	868
Other	7,013	7,426	8,088	9,062	7,421
Gas	1,037	1,894	1,541	2,052	792
Wind	30	-	-	-	-
Nuclear (c)	-	-	264	3,461	5,018
Other	215	309	263	297	262

Total	32,108	34,247	33,702	34,063	32,833

Revenue per kilowatt-hour (KWh) sold to retail
customers (cents)	8.04	7.93	8.14	7.44	6.88

(a)	In February 2007, Alliant Energy sold its electric distribution properties in Illinois. At the date of the sale, Alliant Energy had approximately 22,000 electric retail customers in Illinois. Prior to the asset sales, the electric sales to retail customers in Illinois are included in residential, commercial and industrial sales in the tables above. Following the asset sales, the electric sales associated with these customers are included in wholesale electric sales.
(b)	Cooling degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are estimated using a 20-year rolling average of historical cooling degree days.
(c)	In January 2006 and July 2005, IPL and WPL sold their respective interests in DAEC and Kewaunee and upon closing of the sales entered into long-term purchased power agreements to purchase energy and capacity from DAEC and Kewaunee, respectively.

Interstate Power and Light Company

Electric Operating Information	2008	2007	2006	2005	2004

Operating Revenues (in millions) (a):
Residential	$455.2	$451.2	$471.2	$453.9	$388.9
Commercial	319.4	316.2	337.4	300.0	257.8
Industrial	407.0	402.0	440.7	387.0	347.3

Retail subtotal	1,181.6	1,169.4	1,249.3	1,140.9	994.0
Sales for resale:
Wholesale	23.4	21.3	1.9	1.9	2.1
Bulk power and other	21.1	42.2	47.8	73.5	39.6
Other (includes wheeling)	32.2	37.2	32.6	30.4	33.5

Total	$1,258.3	$1,270.1	$1,331.6	$1,246.7	$1,069.2

Electric Sales (000s MWh) (a):
Residential	4,218	4,204	4,157	4,282	3,979
Commercial	3,911	3,912	3,910	3,836	3,487
Industrial	7,742	7,750	7,860	8,005	7,827

Retail subtotal	15,871	15,866	15,927	16,123	15,293
Sales for resale:
Wholesale	449	406	35	41	53
Bulk power and other	682	1,581	1,550	1,682	1,252
Other	90	93	99	98	98

Total	17,092	17,946	17,611	17,944	16,696

Customers (End of Period) (a):
Residential	443,589	444,974	455,346	454,176	450,595
Commercial	79,508	79,473	81,045	80,238	78,137
Industrial	1,939	1,954	2,018	1,996	1,915
Other	1,381	1,398	1,299	1,317	1,280

Total	526,417	527,799	539,708	537,727	531,927

Other Selected Electric Data:
Maximum peak hour demand (MW)	2,943	3,085	3,070	3,077	3,017
Cooling degree days (b):
Cedar Rapids, Iowa (normal - 779)	583	846	765	891	526
Sources of electric energy (000s MWh):
Coal	9,517	10,547	9,919	9,782	10,348
Purchased power:
Nuclear (c)	3,619	3,066	3,297	-	-
Wind	616	656	644	632	666
Other	2,538	2,445	3,099	3,236	2,842
Gas	983	1,778	1,426	1,686	580
Nuclear (c)	-	-	264	3,177	3,451
Other	23	127	80	121	47

Total	17,296	18,619	18,729	18,634	17,934

Revenue per KWh sold to retail customers (cents)	7.45	7.37	7.84	7.08	6.50

(a)	In February 2007, IPL sold its electric distribution properties in Illinois. At the date of the sale, IPL had approximately 13,000 electric retail customers in Illinois. Prior to the asset sale, the electric sales to retail customers in Illinois are included in residential, commercial and industrial sales in the tables above. Following the asset sale, the electric sales associated with these customers are included in wholesale electric sales.
(b)	Cooling degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are estimated using a 20-year rolling average of historical cooling degree days.
(c)	In January 2006, IPL sold its interest in DAEC and upon closing of the sale entered into a long-term purchased power agreement to purchase energy and capacity from DAEC.

Wisconsin Power and Light Company

Electric Operating Information	2008	2007	2006	2005	2004

Operating Revenues (in millions) (a):
Residential	$389.5	$396.3	$385.9	$369.5	$327.8
Commercial	218.1	219.0	212.4	197.4	180.0
Industrial	327.7	329.9	323.0	288.2	262.6

Retail subtotal	935.3	945.2	921.3	855.1	770.4
Sales for resale:
Wholesale	178.5	158.5	143.3	156.8	114.7
Bulk power and other	10.0	14.5	20.7	41.1	29.4
Other	29.2	22.5	26.1	20.9	25.3

Total	$1,153.0	$1,140.7	$1,111.4	$1,073.9	$939.8

Electric Sales (000s MWh) (a):
Residential	3,446	3,549	3,513	3,599	3,375
Commercial	2,270	2,310	2,277	2,274	2,215
Industrial	4,748	4,942	4,948	4,825	4,769

Retail subtotal	10,464	10,801	10,738	10,698	10,359
Sales for resale:
Wholesale	3,364	3,141	3,029	3,120	2,890
Bulk power and other	301	969	1,082	1,251	907
Other	74	74	72	75	80

Total	14,203	14,985	14,921	15,144	14,236

Customers (End of Period) (a):
Residential	397,055	395,148	400,602	395,669	389,150
Commercial	55,028	54,762	54,777	53,911	53,015
Industrial	995	1,010	1,046	1,048	1,001
Other	2,153	2,131	2,092	2,051	2,032

Total	455,231	453,051	458,517	452,679	445,198

Other Selected Electric Data:
Maximum peak hour demand (MW)	2,583	2,816	2,941	2,854	2,627
Cooling degree days (b):
Madison, Wisconsin (normal - 642)	538	781	637	847	446
Sources of electric energy (000s MWh):
Coal	7,978	8,096	7,659	7,578	8,124
Purchased power:
Nuclear (c)	1,846	2,037	1,831	1,008	-
Wind	237	216	196	191	202
Other	4,475	4,981	4,989	5,826	4,579
Gas	54	116	115	366	212
Wind	30	-	-	-	-
Nuclear (c)	-	-	-	284	1,567
Other	192	182	183	176	215

Total	14,812	15,628	14,973	15,429	14,899

Revenue per KWh sold to retail customers (cents)	8.94	8.75	8.58	7.99	7.44

(a)	In February 2007, WPL sold its electric distribution properties in Illinois. At the date of the sale, WPL had approximately 9,000 electric retail customers in Illinois. Prior to the asset sale, the electric sales to retail customers in Illinois are included in residential, commercial and industrial sales in the tables above. Following the asset sale, the electric sales associated with these customers are included in wholesale electric sales.
(b)	Cooling degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are estimated using a 20-year rolling average of historical cooling degree days.
(c)	In July 2005, WPL sold its interest in Kewaunee and upon closing of the sale entered into a long-term purchased power agreement to purchase energy and capacity from Kewaunee.

2) GAS UTILITY OPERATIONS

General - Gas utility operations represent the second largest operating segment for Alliant Energy, IPL and WPL.

Jurisdictions - Alliant Energy’s gas utility operations are located in the Midwest with IPL and WPL providing gas service in Iowa, southern and central Wisconsin and southern Minnesota. Gas utility revenues by state were as follows (dollars in millions):

	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
IPL:
Iowa	$390.4	55%	$345.6	55%	$335.2	53%
Minnesota	20.0	3%	17.4	3%	17.7	3%
Illinois (a)	--	--	1.5	--	6.5	1%
Subtotal	410.4	58%	364.5	58%	359.4	57%
WPL:
Wisconsin	300.0	42%	263.7	42%	265.6	42%
Illinois (a)	--	--	2.0	--	8.3	1%
Subtotal	300.0	42%	265.7	42%	273.9	43%
	$710.4	100%	$630.2	100%	$633.3	100%
(a)	IPL’s and WPL’s utility operations in Illinois were sold in February 2007.

Customers - The number of gas customers and communities served at Dec. 31, 2008 were as follows:

	Retail	Transportation /	Total	Communities
	Customers	Other Customers	Customers	Served
IPL	233,836	231	234,067	243
WPL	177,354	219	177,573	236
	411,190	450	411,640	479

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

Seasonality - Gas sales follow a seasonal pattern with an annual base-load of gas and a large heating peak occurring during the winter season. Natural gas obtained from producers, marketers and brokers, as well as gas in storage, is utilized to meet the peak heating season requirements. Storage contracts allow IPL and WPL to purchase gas in the summer, store the gas in underground storage fields and deliver it in the winter.

Competition - Federal and state regulatory policies are in place to bring more competition to the gas industry. While the gas utility distribution function is expected to remain a regulated function, sales of the natural gas commodity and related services are subject to competition from third parties. It remains uncertain if, and when, the current economic disincentives for smaller consumption customers to choose an alternative gas commodity supplier may be removed such that the utility business begins to face competition for the sale of gas to those customers.

Gas Supply - IPL and WPL maintain purchase agreements with over 40 suppliers of natural gas from various gas producing regions of the U.S. and Canada. The majority of the gas supply contracts are for terms of six months or less, with the remaining supply contracts having terms through 2010. IPL’s and WPL’s gas supply commitments are primarily market-based.

In providing gas commodity service to retail customers, Corporate Services administers a diversified portfolio of transportation and storage contracts on behalf of IPL and WPL. Transportation contracts with Northern Natural Gas Company (NNG), ANR Pipeline (ANR), Natural Gas Pipeline Co. of America (NGPL), Northern Border Pipeline (NBPL) and Guardian Pipeline (Guardian) allow access to gas supplies located in the U.S. and Canada. Arrangements with Firm Citygate Supplies (FCS) provide IPL with gas delivered directly to its service territory. In 2008, the maximum daily delivery capacity for IPL and WPL was as follows (in Dths):

	NNG	ANR	NGPL	FCS	NBPL	Guardian	Total
IPL	186,469	53,180	42,618	18,000	10,000	--	310,267
WPL	83,056	177,467	--	--	--	10,000	270,523

Refer to Note 1(h) for information relating to utility natural gas cost recovery mechanisms and Note 12(b) for discussion of natural gas commitments in Alliant Energy’s “Notes to Consolidated Financial Statements.”

Gas Environmental Matters - Refer to Note 12(e) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of gas environmental matters.

Alliant Energy Corporation

Gas Operating Information	2008	2007	2006	2005	2004

Operating Revenues (in millions) (a):
Residential	$385.0	$348.6	$342.8	$358.1	$315.6
Commercial	240.5	199.0	198.8	202.0	172.3
Industrial	51.1	39.4	38.7	43.8	38.4

Retail subtotal	676.6	587.0	580.3	603.9	526.3
Interdepartmental	7.8	17.4	19.2	55.9	22.3
Transportation/other	26.0	25.8	33.8	25.3	21.2

Total	$710.4	$630.2	$633.3	$685.1	$569.8

Gas Sales (000s Dths) (a):
Residential	30,630	28,137	26,406	28,554	29,338
Commercial	22,461	19,417	18,707	18,763	19,199
Industrial	5,558	4,694	4,498	4,406	5,127

Retail subtotal	58,649	52,248	49,611	51,723	53,664
Interdepartmental	1,373	2,591	2,468	6,959	3,501
Transportation/other	59,253	58,911	53,436	55,891	46,125

Total	119,275	113,750	105,515	114,573	103,290

Retail Customers at End of Period (a):
Residential	365,193	363,825	374,494	371,443	366,493
Commercial	45,413	45,374	46,319	46,153	45,630
Industrial	584	591	657	692	730

Total	411,190	409,790	421,470	418,288	412,853

Other Selected Gas Data:
Heating degree days (b):
Cedar Rapids, Iowa (IPL) (normal - 6,732)	7,636	6,815	6,247	6,585	6,549
Madison, Wisconsin (WPL) (normal - 7,095)	7,714	6,935	6,520	6,840	6,954
Revenue per Dth sold to retail customers	$11.54	$11.23	$11.70	$11.68	$9.81
Purchased gas costs per Dth sold to retail customers	$8.73	$8.11	$8.32	$8.68	$6.98

(a)	In February 2007, Alliant Energy sold its natural gas properties in Illinois. At the date of the sale, Alliant Energy had approximately 14,000 gas retail customers in Illinois. Prior to the asset sales, the gas sales to retail customers in Illinois are included in residential, commercial and industrial sales in the tables above.
(b)	Heating degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are estimated using a 20-year rolling average of historical heating degree days.

Interstate Power and Light Company

Gas Operating Information	2008	2007	2006	2005	2004

Operating Revenues (in millions) (a):
Residential	$219.3	$203.4	$197.9	$201.7	$179.2
Commercial	137.3	115.0	114.4	112.7	95.5
Industrial	40.4	31.2	30.4	33.8	30.3

Retail subtotal	397.0	349.6	342.7	348.2	305.0
Interdepartmental	2.2	2.6	2.2	5.1	1.9
Transportation/other	11.2	12.3	14.5	9.5	9.1

Total	$410.4	$364.5	$359.4	$362.8	$316.0

Gas Sales (000s Dths) (a):
Residential	18,110	16,541	15,136	16,486	16,882
Commercial	13,099	11,080	10,552	10,576	10,614
Industrial	4,539	3,811	3,622	3,428	4,029

Retail subtotal	35,748	31,432	29,310	30,490	31,525
Interdepartmental	217	327	352	511	289
Transportation/other	34,776	34,433	32,342	30,691	28,653

Total	70,741	66,192	62,004	61,692	60,467

Retail Customers at End of Period (a):
Residential	206,866	206,873	211,768	211,217	209,280
Commercial	26,603	26,664	27,222	27,384	27,094
Industrial	367	366	382	398	434

Total	233,836	233,903	239,372	238,999	236,808

Other Selected Gas Data:
Heating degree days (b):
Cedar Rapids, Iowa (normal - 6,732)	7,636	6,815	6,247	6,585	6,549
Revenue per Dth sold to retail customers	$11.11	$11.12	$11.69	$11.42	$9.67
Purchased gas cost per Dth sold to retail customers	$8.50	$8.38	$8.69	$8.78	$7.27

Wisconsin Power and Light Company

Gas Operating Information	2008	2007	2006	2005	2004

Operating Revenues (in millions) (a):
Residential	$165.7	$145.2	$144.9	$156.4	$136.4
Commercial	103.2	84.0	84.4	89.3	76.8
Industrial	10.7	8.2	8.3	10.0	8.1

Retail subtotal	279.6	237.4	237.6	255.7	221.3
Interdepartmental	5.6	14.8	17.0	50.8	20.4
Transportation/other	14.8	13.5	19.3	15.8	12.1

Total	$300.0	$265.7	$273.9	$322.3	$253.8

Gas Sales (000s Dths) (a):
Residential	12,520	11,596	11,270	12,068	12,456
Commercial	9,362	8,337	8,155	8,187	8,585
Industrial	1,019	883	876	978	1,098

Retail subtotal	22,901	20,816	20,301	21,233	22,139
Interdepartmental	1,156	2,264	2,116	6,448	3,212
Transportation/other	24,477	24,478	21,094	25,200	17,472

Total	48,534	47,558	43,511	52,881	42,823

Retail Customers at End of Period (a):
Residential	158,327	156,952	162,726	160,226	157,213
Commercial	18,810	18,710	19,097	18,769	18,536
Industrial	217	225	275	294	296

Total	177,354	175,887	182,098	179,289	176,045

Other Selected Gas Data:
Heating degree days (b):
Madison, Wisconsin (normal - 7,095)	7,714	6,935	6,520	6,840	6,954
Revenue per Dth sold to retail customers	$12.21	$11.40	$11.70	$12.04	$10.00
Purchased gas cost per Dth sold to retail customers	$9.08	$7.70	$7.77	$8.53	$6.57

(a)	In February 2007, IPL and WPL sold their respective natural gas properties in Illinois. At the date of the sale, IPL and WPL had approximately 6,000 and 8,000 gas retail customers in Illinois, respectively. Prior to the asset sales, the gas sales to retail customers in Illinois are included in residential, commercial and industrial sales in the tables above.
(b)	Heating degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are estimated using a 20-year rolling average of historical heating degree days.

3) STEAM UTILITY OPERATIONS - IPL has historically provided steam service to approximately 200 customers in Cedar Rapids, Iowa, who use high-pressure steam for production purposes or low-pressure steam for hot water and heat. Substantially all of the steam for these customers was generated by IPL’s Prairie Creek and Sixth Street Generating Stations in Cedar Rapids prior to June 2008. In June 2008, IPL’s Prairie Creek and Sixth Street Generating Stations were shutdown and have not yet returned to full operations due to significant damage to the facilities caused by severe flooding in Cedar Rapids. Soon after the flood waters receded, IPL made necessary repairs to the steam distribution system and installed temporary steam generating systems (natural gas-fired package boilers and water treatment systems) to resume steam service until a decision was made regarding rebuilding the two facilities. IPL is currently rebuilding its Prairie Creek Generating Station and expects this facility to return to full steam operations in the first half of 2009. In January 2009, IPL announced it did not secure the necessary long-term contracts with steam customers previously serviced by the Sixth Street Generating Station in order to make the investment required to rebuild such facility. IPL is currently in discussions with steam customers previously serviced by the Sixth Street Generating Station regarding new contracts to provide short- to mid-term steam service. IPL plans to continue to use the temporary steam generating systems to provide steam to its customers previously serviced by the Sixth Street Generating Station until a decision is made regarding the new contracts to provide short- to mid-term service. Refer to “Severe Midwest Weather” in MDA for further discussion of the June 2008 flood.

D. INFORMATION RELATING TO NON-REGULATED OPERATIONS

Resources manages a portfolio of wholly-owned subsidiaries and additional investments through several distinct platforms: RMT (including WindConnect®), Non-regulated Generation, Transportation and other non-regulated investments.

RMT (including WindConnect®) - provides renewable energy services and environmental consulting and engineering services to industrial and commercial clients nationwide. RMT offers renewable energy services through its WindConnect® segment, which provides siting, design, construction, and high voltage connection services for wind projects in the U.S. RMT’s environmental consulting and engineering services include site remediation and restoration, air quality control, auditing/compliance management, facility siting and planning, and environmental construction. RMT also offers services through its SmartBurn® segment, which focuses on the application of combustion science technologies to improve performance of coal-fired electric generating facilities and lower NOx emissions in the process.

Competition in the renewable energy services market has been intensifying recently as demand for these services increases. RMT is currently among a small group of companies that has technical expertise and project experience for all phases of a renewable energy project, from siting through electrical grid connection. Future growth in the renewable energy infrastructure market may attract new competitors to the renewable energy services market including large construction companies.

The environmental consulting and engineering market is mature, highly fragmented, and composed of a large number of firms ranging in size from small private entities to large public firms. RMT’s competitors in this market vary by their scope of services, scale and geographical location of projects.

Non-regulated Generation - manages Alliant Energy’s non-regulated electric generating facilities. Resources owns the 300 MW, simple-cycle, natural gas-fired SFEF near Sheboygan Falls, Wisconsin and leases it to WPL for an initial period of 20 years. Refer to Note 3(b) of WPL’s “Notes to Consolidated Financial Statements” for additional information regarding the SFEF lease. Resources also owns the 300 MW, simple-cycle, dual-fueled (natural gas/diesel) NEF in Neenah, Wisconsin. The entire power output of NEF is sold under contract through May 31, 2009. In 2008, WPL received approval from FERC and the PSCW to purchase NEF. WPL currently plans to acquire NEF effective June 1, 2009. Also included in Non-regulated Generation is Industrial Energy Applications, Inc., which provides on-site energy services with small standby generators.

Transportation - includes a short-line railway that provides freight service between Cedar Rapids, Iowa and Iowa City, Iowa; barge terminal and hauling services on the Mississippi River; and other transfer and storage services.

Other non-regulated investments - includes the Whiting Petroleum Corporation tax sharing agreement receivable discussed in Note 4(b) of Alliant Energy’s “Notes to Consolidated Financial Statements,” real estate investments, two corporate airplanes and several other modest investments.

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

Risks related to the regulation of our business could impact the rates we are able to charge, our costs and our profitability - We are subject to comprehensive regulation by federal and state regulatory authorities, which significantly influences our operating environment and the ability to timely recover costs from customers. In particular, our utility operations are regulated by regulatory authorities with jurisdiction over public utilities, including the IUB, the PSCW, the MPUC and FERC. These authorities regulate many aspects of our operations, including: rates charged to customers; costs of fuel, purchased power and natural gas that can be recovered from customers; the authorized rates of return on capital; the amount of deferred costs that may be recovered from customers; our ability to site and construct new generating facilities; authorization to install environmental pollution control equipment and whether equipment costs can be recovered from customers; construction and maintenance of facilities; operations, including requiring certain sources of energy such as renewable sources and reductions in energy usage by customers; rates paid to transmission operators; safety; issuance of securities; accounting matters; and transactions between affiliates. Further, provisions of the Wisconsin Utility Holding Company Act limit our ability to invest in non-utility activities and could deter takeover attempts by a potential purchaser of our common stock that would be willing to pay a premium for our common stock. Our ability to obtain rate adjustments to maintain current rates of return depends upon regulatory action under applicable statutes and regulations, and we cannot assure that rate adjustments will be obtained or current authorized rates of return on capital will be earned. These regulatory authorities are also empowered to impose financial penalties and other sanctions on us if we are found to have violated statutes and regulations governing utility operations. IPL and WPL from time to time file rate cases with federal and state regulatory authorities. In future rate cases, if IPL and WPL do not receive an adequate amount of rate relief, rates are reduced, increased rates are not approved on a timely basis or costs are otherwise unable to be recovered through rates, we may experience an adverse impact on our financial condition, results of operations and cash flows. We are unable to predict the impact on our business and operating results from future regulatory activities of any of these agencies. Changes in regulations or the imposition of additional regulations may require us to incur additional costs or change business operations or our business plan, which may have an adverse impact on our financial condition, results of operations and cash flows.

Risks related to implementing our strategic plan - Our strategic plan is based on increasing our electric generating capacity to meet our customers’ needs by building new electric generating facilities. The construction of generating facilities is subject to many risks, which may cause increased costs or inability to recover costs, or may impede or block our ability to achieve our strategic objectives. The state utility commissions may not permit us to site or construct the generating facilities. This decision could be based upon any number of factors, including their determination that there is no need for the facilities, too large of customer rate increases associated with the new generating facilities, technology changes, environmental concerns or other factors. For example, the PSCW rejected our application to build a proposed addition of Nelson Dewey Generating Station Unit 3. State utility commissions could approve the construction of generating facilities, but include conditions that make the project uneconomical. Such conditions could include low rates of return, inability to adequately recover costs or certain operating restrictions. For example, the IUB imposed, as a condition of approval, a low rate of return and low cost cap for our proposed addition of Sutherland Generating Station Unit 4. If we receive regulatory approval to build the facilities, advocacy groups or other associations may file lawsuits seeking to overturn or modify the regulatory approvals. If the state utility commissions do not approve the new generating facilities or do not approve conditions that make the project economical, or if certain groups successfully challenge the state utility commissions’ decisions to allow the generating facilities, we will not be able to implement our strategic plan and our financial condition and ability to serve our customers could be negatively affected.

Further, large construction projects, such as the building of coal and wind generating facilities, are subject to various risks that could cause costs to increase or delays in completion. These risks include shortages of, the inability to obtain, the cost of and the consistency of labor, materials and equipment, the inability of the general contractor or subcontractors to perform under their contracts, the inability to agree to terms of contracts or disputes in contract terms, work stoppages, adverse weather conditions, the inability to obtain necessary permits in a timely manner, changes in applicable laws or regulations, adverse interpretation or enforcement of permit conditions, governmental actions, legal action, and unforeseen engineering or technology issues. If the construction of a generating facility is over budget, we may not be able to recover those excess costs. Inability to recover excess costs, or inability to complete construction in a timely manner, could adversely impact our financial condition, results of operations and cash flows.

Changes in commodity prices or the availability of commodities may increase the cost of producing electric energy or change the amount we receive from selling electric energy, harming our financial performance - The prices that we may obtain for electric energy may not compensate for changes in delivered coal, natural gas or electric energy spot-market costs, or changes in the relationship between such costs and the market prices of electric energy. As a result, we may be unable to pass on the changes in costs to our customers, which may result in an adverse effect on our financial condition, results of operations and cash flows. We are heavily exposed to changes in the price and availability of coal because the majority of the electricity generated by us is from our coal-fired generating facilities. We have contracts of varying durations for the supply and transportation of coal for most of our existing generating capability, but as these contracts end or otherwise are not honored, we may not be able to purchase coal on terms as favorable as the current contracts. Further, we currently rely on coal primarily from the Powder River Basin in Wyoming and any disruption of coal production in, or transportation from, that region may cause us to incur additional costs and adversely affect our financial condition, results of operations and cash flows. We also have responsibility to supply natural gas to certain natural gas-fired electric generating facilities that we own and lease, which increase our exposure to the more volatile market prices of natural gas. We have natural gas supply contracts in place which are generally short term in duration. The natural gas supply commitments are either fixed price in nature or market-based. As some of the contracts are market-based, and all of the contracts are short-term, we may not be able to purchase natural gas on terms as favorable as the current contracts when the current contracts expire. Further, any disruption of production or transportation of natural gas may cause us to incur additional costs to purchase natural gas that may adversely impact our financial condition, results of operations and cash flows. We obtain a portion of our electricity from the market, increasing our exposure to the volatility of market and spot market prices. The derivative instruments we use to manage our commodity risks have terms allowing our counterparties to demand cash collateral. Extensive cash collateral demands could adversely impact our cash flows.

Storms or natural disasters may impact our operations in unpredictable ways - Storms or catastrophic natural disasters may impact our operations. Storms and natural disasters may adversely impact our ability to generate, purchase or distribute electric energy or obtain fuel sources and may significantly slow growth, or cause a decline, in the economy within our service territories. Storms and natural disasters may prevent our customers from being able to operate causing lower sales and revenues. In addition, we could incur large costs of repairing damage to our generating facilities and infrastructure due to storms or natural disasters. The loss of revenues may not be recovered. The restoration costs may not be fully covered by insurance policies. Some costs may not be recovered in rates, or there could be significant delays in cost recovery. Any of these items could adversely effect our financial condition, results of operations and cash flows.

Extensive flooding in the Midwest in June 2008 caused catastrophic damage in our Iowa service territory. As a result of the flooding, we incurred significant storm restoration costs for the repair and/or replacement of our property damaged by the flooding and expect to incur additional costs. Certain of the storm restoration costs may not qualify for recovery under our flood insurance policy and the total storm restoration costs may exceed the amount of our flood insurance coverage limit of $100 million. Therefore, insurance may not cover all of our costs. The flooding caused extensive damage to our Sixth Street Generating Facility, which has historically been the primary source of steam for customers in downtown Cedar Rapids, Iowa, but remains out of service following the flood. We currently provide steam for customers in downtown Cedar Rapids using a temporary steam generating system. Because we were unable to secure long-term contracts with steam customers to ensure recovery of investment to rebuild the Sixth Street Generating Facility, we expect to discontinue providing long-term steam service in downtown Cedar Rapids in the future. Discontinuing steam service is expected to result in lost operating margins and may result in future impairments for stranded assets associated with our steam business. We are unable to predict with certainty the amount or timing of any insurance and regulatory recoveries of the storm restoration costs. As a result, the financial impacts of the flooding may have a materially adverse impact on our financial condition, results of operations and cash flows.

Costs of compliance with existing and future laws and the incurrence of liabilities, particularly related to the environment, could adversely affect our profitability - Our operations are subject to extensive regulation including environmental protection laws and regulations relating to, among other things, water discharges, management of hazardous and solid waste, and air emissions such as sulfur dioxide, nitrogen oxides, particulate matter and mercury. Laws and regulations affecting our operations have recently been adopted by the EPA and are being implemented in the states we operate. In addition, new regulations from federal and state authorities are under consideration and may be adopted, requiring modifications to our utility operations. New interpretations of existing laws and regulations could be adopted or become applicable to us or our facilities. Rules may be adopted and then overturned by courts, such as the Clean Air Mercury Rule, or sent back to the EPA for revisions, such as the Clean Air Interstate Rule. These regulations, possible new regulations and possible new interpretations may substantially increase compliance expenditures made by us or restrict our operations in the future. We also have current or previous ownership interests in sites associated with the production of gas and the production and delivery of electricity for which we may be liable for additional costs related to investigation, remediation and monitoring of these sites. Citizen groups or others may bring litigation over environmental issues including claims of various types, such as property damage, personal injury, and citizen challenges to compliance decisions on the enforcement of environmental requirements, such as approval of air permits, opacity and other air quality standards which could subject us to penalties, injunctive relief and the cost of litigation. We cannot predict with certainty the amount and timing of all future expenditures (including the potential or magnitude of fines or penalties) related to environmental matters, although we expect them to be material. The risks associated with compliance and estimating compliance costs include the possibility that changes will be made to the current environmental laws and regulations, the possible inability to obtain necessary materials or skilled labor force required for certain equipment necessary to comply with environmental regulations, the rising costs of equipment, services and labor related to environmental compliance, the possibility that technology will not perform as anticipated, the uncertainty regarding the type of compliance that will finally be required by rules and regulations, partner considerations with respect to our joint-owned facilities, the uncertain treatment of expenditures by regulators in setting our rates and the uncertainty in quantifying liabilities under environmental laws that impose joint and several liabilities on all potentially responsible parties. We plan to move forward with environmental control projects that were planned to comply with the Clean Air Interstate Rule because we expect similar environmental regulations to be adopted in the future. We also purchased emissions credits to comply with the Clean Air Interstate Rule. State utility commissions may not approve such projects because the current requirements for them are in question, or may not allow us to recover costs of the projects and emissions credits if future regulations are not adopted or changed significantly from current regulations. Further, more stringent environmental regulations could be adopted in the future, requiring controls in addition to those currently planned. Compliance with current and future environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment expenses and monitoring obligations which could adversely impact our financial condition, results of operations and cash flows.

Actions related to global climate change and reducing greenhouse gas emissions could impact us - The primary greenhouse gas emitted from our utility operations is carbon dioxide (CO2) from combustion of fossil fuels at our generating facilities. Our generating facilities are primarily coal-fired facilities, and our strategic plan may include the construction of additional coal-fired facilities, which would emit CO2. Various laws and regulations addressing climate change are being considered at the federal and state levels. The Supreme Court has ruled that CO2 may be regulated by the EPA. The new presidential administration has indicated that regulating CO2 will be an important part of its energy and environmental policy and has already directed the EPA to consider regulating CO2 emissions from cars. Several bills have been introduced in the U.S. Congress that would compel CO2 emission reductions. While none have yet been passed by Congress, the various bills remain pending. Proposals under consideration include limitations on the amount of greenhouse gases that can be emitted (so called “caps”) together with systems of trading permitted emissions capacities. This type of system could require us to reduce emissions, even though the technology is not currently available for efficient reduction, or to purchase costly allowances for such emissions. Emissions also could be taxed independently of limits. In addition, we may be required to reduce our customers’ use of electricity, thereby reducing our sales. The Governors of all of the states in our service territory have signed on to the Midwestern Greenhouse Gas Reduction Accord (Accord). The stated goal of the Accord’s platform is to “maximize the energy resources and economic advantages and opportunities of Midwestern states while reducing emissions of atmospheric CO2 and other greenhouse gases.” Each state in our service territory has established a board or commission regarding reducing CO2 emissions. We would be subject to any regulations that are adopted in the future, and could become the target of an investigation, because generating electricity emits CO2.

Furthermore, state regulators may consider future climate change policy implications in proceedings related to our request to construct additional coal-fired electric generating units as well as environmental upgrades to existing facilities. Future regulation of CO2 emissions could make some of our electric generating facilities uneconomic to maintain or operate. The cost to comply with future potential CO2 emissions regulations could be very high. There is no guarantee that we will be allowed to fully recover compliance costs or that cost recovery will not be delayed or otherwise conditioned. Due to the uncertainty of what form CO2 emissions regulations could take, control technologies available to reduce greenhouse gas emissions, including CO2, and the unknown nature of potential compliance obligations should climate change regulations be enacted, we cannot provide any assurance regarding the potential impacts these future regulations would have on our operations. In addition, we cannot predict if, or how, state regulators may factor this issue into approvals and permits for us to build new or modify existing coal-fired generation. All such regulatory results could adversely impact our ability to implement our strategic plan and our financial condition, results of operations and cash flows.

We are exposed to risks related to economic conditions - Our utility operations are impacted by the economic conditions in our service territories. If economic conditions decline in our service territories, we may experience reduced demand for electricity or natural gas, which could result in decreased earnings and cash flows. In addition, adverse economic conditions in our service territories could negatively impact our collections of receivables. Our service territories are currently experiencing the national recession, which impacts our business by reducing the number of industrial customers in our service territories, reducing the amount of electricity we sell to customers and making it more difficult to collect receivables owed by our customers. A decline in economic conditions in our service territories could adversely impact our financial condition, results of operations and cash flows.

Inability to access financial markets - We rely on accessing the capital markets to support capital expenditure programs and other capital requirements, including expenditures to build utility infrastructure and comply with future regulatory requirements. Successful implementation of our strategic plan and other long-term business strategies is dependent upon the ability of us to access the capital markets under competitive terms and rates. We have forecasted capital expenditures of approximately $4 billion overc the next three years. Capital markets, particularly debt markets, have been under considerable strain recently, resulting in negative impacts on the availability and terms of credit available to certain businesses. Any national economic downturn or disruption of financial markets could reduce our access to capital necessary for our operations and executing our strategic plan. If the current credit crisis continues or worsens, we may be unable to access the credit markets, or our cost of borrowing might significantly increase. If our access to capital were to become significantly constrained or costs of capital increased significantly due to lowered credit ratings, prevailing industry conditions, regulatory constraints, the volatility of the capital markets or other factors, our financial condition, results of operations and cash flows could be significantly adversely affected.

Our operating results may fluctuate on a seasonal and quarterly basis and can be adversely affected by the impacts of weather - Our electric and gas utility businesses are seasonal businesses and weather patterns can have a material impact on their operating performance. Demand for electricity is greater in the summer months associated with air conditioning requirements. In addition, market prices for electricity peak in the summer. Demand for natural gas depends significantly upon weather patterns in winter months due to heavy use for residential and commercial heating. As a result, our overall operating results in the future may fluctuate substantially on a seasonal basis. In addition, we have historically generated less revenues and income when weather conditions are warmer in the winter and cooler in the summer. We expect that unusually mild winters and summers could have an adverse effect on our financial condition, results of operations and cash flows.

Failure to provide reliable service to our utility customers could adversely affect our operating results - We are currently obligated to supply electric energy in parts of Iowa, Wisconsin and Minnesota. From time to time and because of unforeseen circumstances, the demand for electric energy required to meet these obligations could exceed our available electric generating capability and energy commitments pursuant to purchased power agreements. The North American transmission grid is highly interconnected and, in extraordinary circumstances, disruptions at particular points within the grid could cause an extensive power outage in our delivery systems. Power outages in our service territories could result from factors outside of our control or service territories. If this occurs, we may have to buy electric energy in the market. Our utilities may not always have the ability to pass all the costs of purchasing the electric energy on to their customers, and even if they are able to do so, there may be a significant delay between the time the costs are incurred and the time the costs are recovered. Since these situations most often occur during periods of peak demand, it is possible that the market price for electric energy at the time we purchase it could be very high. Even if a supply shortage was brief, we could suffer substantial losses that could diminish our financial condition, results of operations and cash flows. The transmission system in our utilities’ service territories, especially in Wisconsin, is constrained, limiting the ability to transmit electric energy within our service territories and access electric energy from outside of our service territories. The transmission constraints could result in failure to provide reliable service to our utility customers or not being able to access lower cost sources of electric energy. Failure to provide safe and reliable service, including effects of equipment failures in electric and natural gas delivery systems or market demand for energy exceeding available supply, may result in reduced revenues and increased maintenance and capital costs, which could adversely impact our financial condition, results of operations and cash flows.

Operation of electric generating facilities or capital improvement of utility facilities may involve unanticipated changes or delays in operations that could negatively impact our business - The operation of electric generating facilities involves many risks, including start-up risks, breakdown or failure of equipment, transmission lines or pipelines, use of technology, the dependence on a specific fuel source, including the supply and transportation of fuel, as well as the risk of performance below expected or contracted levels of output or efficiency. These risks could negatively impact our business through asset degradation, lost revenues or increased costs, including the cost of replacement power. Additionally, our ability to successfully and timely complete planned capital improvements to existing facilities within established budgets is contingent upon many variables and may be subject to substantial risks. Should such efforts be unsuccessful, we could be subject to additional costs and increased risk of non-recovery of construction or improvement costs through rates, which could adversely affect our financial condition, results of operations and cash flows.

An adverse result in the litigation over the Exchangeable Senior Notes originally issued by Resources could adversely impact our financial condition - Alliant Energy and Resources received a notice of default, (Notice of Default), from U.S. Bank National Association as successor indenture trustee (Trustee) pursuant to which the Trustee asserted that Resources was in default under the Indenture with respect to the Exchangeable Senior Notes due 2030 (Notes), which were issued by Resources and were guaranteed by Alliant Energy. The alleged default relates to a provision of the Indenture that provides that if Resources transfers all or substantially all of its properties and assets to a third party, then the transferee must be organized and existing under the laws of the U.S. or a state thereof and assume Resources’ obligations under the Notes and the Indenture. The Trustee alleges in the Notice of Default that Resources transferred substantially all of its assets without complying with the Indenture and, as a result, a default has occurred under the Indenture. The Trustee also filed a complaint in Federal court (Court) seeking a ruling that Resources is in breach of the Indenture. Although we intend to vigorously defend against such litigation, we cannot predict how the Court will ultimately rule on this matter. If we are ultimately unsuccessful in this litigation, and the Trustee or the holders of the Notes declared the principal amount of all the outstanding Notes to be immediately due and payable, then we would be required to pay the aggregate principal amount of the Notes of $402.5 million plus accrued interest and record a pre-tax loss of approximately $365 million based on the amount of unamortized debt discount and unamortized debt expense on Alliant Energy’s Consolidated Balance Sheet at Dec. 31, 2008. In such an event, to make such payment, we would be required to use existing cash on hand, which could divert capital from other strategic projects of ours, and/or borrow money, which could be at higher interest rates than we currently pay on the Notes. In addition, an “Event of Default” under the Indenture would also trigger cross default provisions in Alliant Energy’s credit facility agreement and IPL’s sale of accounts receivable program agreement that could result in the termination of such agreements. A loss in this litigation could have a material adverse impact on our financial condition, results of operations and cash flows.

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

Threats of terrorism and catastrophic events that could result from terrorism may impact our operations in unpredictable ways - We are subject to direct and indirect effects of terrorist threats and activities. Generation and transmission facilities, in general, have been identified as potential targets. The effects of terrorist threats and activities include, among other things, terrorist actions or responses to such actions or threats, the inability to generate, purchase or transmit electric energy, the risk of significant slowdown in growth or a decline in the U.S. economy, disruption or volatility in, or other effects on capital markets, and the increased cost and adequacy of security and insurance. Terrorist threats and activities may adversely impact our ability to generate, purchase or distribute electric energy or obtain fuel sources and may significantly slow growth, or cause a decline, in the economy within our service territories, which could adversely impact our financial condition, results of operations and cash flows. In addition, the cost of repairing damage to our generating facilities and infrastructure due to acts of terrorism, and the loss of revenue if such events prevent us from providing utility service to our customers, could adversely impact our financial condition, results of operations and cash flows.

We are subject to employee workforce factors that could affect our businesses - We are subject to employee workforce factors, including loss or retirement of key personnel, availability of qualified personnel, collective bargaining agreements with employees and work stoppage that could affect our businesses and financial condition, results of operations and cash flows. Further, our workforce is dominated by members of the baby boomer generation who are nearing retirement. As a large portion of our workforce prepares to retire, we must recruit and train new employees to replace them. Costs of recruitment and the ability to find qualified employees are expected to become more difficult as our workforce retires. These factors could adversely affect our business and financial condition.

Energy industry changes could have a negative effect on our businesses - As a public utility company with significant utility assets, we conduct our utility operations in an ever-changing business environment. The advent of new markets has the potential to significantly impact our financial condition, results of operations and cash flows. The evolution of the wholesale and transmission markets has the potential to significantly increase costs of transmission, costs associated with inefficient generation dispatching, costs of participation in the new markets and costs stemming from estimated payment settlements. Competitive pressures, including advances in technology that reduce the costs of alternative methods of producing electric energy to a level that is competitive with that of current electric production methods, could result in our utilities losing market share and customers and incurring stranded costs (i.e., assets and other costs rendered unrecoverable through customer rates as a result of competitive pricing), which would be borne by our shareowners. Increased competition from any restructuring efforts in our primary retail electric service territories may have a significant adverse impact on our financial condition, results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

IPL

IPL’s electric generating stations at Dec. 31, 2008, were as follows:

Name and Location	Primary Fuel	2008 Summer Generating
of Station	Type	Capability in Kilowatts (KWs)

Ottumwa Generating Station, Ottumwa, IA	Coal	340,983	(a)
Lansing Units 1, 3 and 4, Lansing, IA	Coal	294,680
M. L. Kapp Plant Unit 2, Clinton, IA	Coal	212,409
Prairie Creek Generating Station, Cedar Rapids, IA	Coal	207,989	(b)
Burlington Generating Station, Burlington, IA	Coal	191,921
George Neal Unit 4, Sioux City, IA	Coal	165,476	(c)
George Neal Unit 3, Sioux City, IA	Coal	144,200	(d)
Sutherland Generating Station, Marshalltown, IA	Coal	140,741
Dubuque Units 2, 3 and 4, Dubuque, IA	Coal	78,420
Sixth Street Generating Station, Cedar Rapids, IA	Coal	--	(b)
Louisa Unit 1, Louisa, IA	Coal	28,000	(e)
Total Coal				1,804,819

Emery Generating Station, Mason City, IA	Gas	551,790
Fox Lake Plant Units 1 and 3, Sherburn, MN	Gas	96,665
Burlington Combustion Turbines, Burlington, IA	Gas	68,252
Agency Street Combustion Turbines, West Burlington, IA	Gas	62,943
Grinnell Generating Station, Grinnell, IA	Gas	43,900
Red Cedar Combustion Turbine, Cedar Rapids, IA	Gas	14,730
Total Gas				838,280

Marshalltown Combustion Turbines, Marshalltown, IA	Oil	167,090
Lime Creek Plant Combustion Turbine Units 1 and 2,
Mason City, IA	Oil	68,191
Centerville Combustion Turbines, Centerville, IA	Oil	49,053
Montgomery Combustion Turbine Unit 1, Montgomery, MN	Oil	19,483
Diesel Stations, in IA/MN	Oil	16,410
Total Oil				320,227

Total 2008 summer generating capability				2,963,326

All KWs shown below represent the 2008 summer generating capability.

(a)	Represents IPL’s 48% ownership interest in this 710,381 KW generating station, which is operated by IPL.
(b)

In June 2008, the Midwest experienced severe flooding that impacted IPL’s operations. IPL’s Prairie Creek and Sixth Street Generating Stations were shutdown in June 2008 and have not yet returned to full operations due to significant damage to the facilities caused by the severe flooding. IPL expects its Prairie Creek Generating Station to return to full operations in the first half of 2009. In January 2009, IPL announced it did not secure the necessary long-term contracts with steam customers serviced by the Sixth Street Generating Station in order to make the investment required to rebuild such facility. IPL is currently in discussions with steam customers regarding providing short- to mid-term steam service and is assessing its options at the Sixth Street Generating Station relative to providing electrical production with alternative fuel sources. Refer to “Severe Midwest Weather” in MDA for further discussion of the impact of the storms to IPL’s facilities.

(c)	Represents IPL’s 25.695% ownership interest in this 644,000 KW generating station, which is operated by MidAmerican Energy Company (MidAmerican).
(d)	Represents IPL’s 28% ownership interest in this 515,000 KW generating station, which is operated by MidAmerican.
(e)	Represents IPL’s 4% ownership interest in this 700,000 KW generating station, which is operated by MidAmerican.

At Dec. 31, 2008, IPL owned approximately 19,925 miles of overhead electric distribution line and 2,470 miles of underground electric distribution cable, as well as 604 distribution substations substantially all located in Iowa and Minnesota. In 2007, IPL sold its electric transmission assets. IPL’s gas properties consist primarily of mains and services, meters, regulating and gate stations and other related distribution equipment. At Dec. 31, 2008, IPL’s gas distribution facilities included approximately 4,998 and 234 miles of gas mains located in Iowa and Minnesota, respectively. IPL’s other property included in “Other plant in service” on its Consolidated Balance Sheets consists primarily of operating and storeroom facilities, vehicles, computer hardware and software, communication equipment and other miscellaneous tools and equipment. IPL’s properties, with the exception of the Prairie Creek and Sixth Street Generating Stations, are suitable for their intended use. Refer to “Strategic Overview - Utility Generation Plan” in MDA for discussion of IPL’s utility generation plan.

WPL

WPL’s electric generating stations at Dec. 31, 2008, were as follows:

Name and Location	Primary Fuel	2008 Summer Generating
of Station	Type	Capability in KWs

Columbia Energy Center, Portage, WI	Coal	511,276	(a)
Edgewater Generating Station #5, Sheboygan, WI	Coal	309,329	(b)
Nelson Dewey Generating Station, Cassville, WI	Coal	223,207
Edgewater Generating Station #4, Sheboygan, WI	Coal	217,932	(c)
Edgewater Generating Station #3, Sheboygan, WI	Coal	75,460
Total Coal				1,337,204

South Fond du Lac Combustion Turbine
Units 2 and 3, Fond du Lac, WI	Gas	162,741
Rock River Generating Station, Beloit, WI	Gas	149,558
Rock River Combustion Turbine, Beloit, WI	Gas	147,203
Blackhawk Generating Station, Beloit, WI	Gas	50,830
Sheepskin Combustion Turbine, Edgerton, WI	Gas	35,687
Total Gas				546,019

Prairie du Sac Hydro Plant, Prairie du Sac, WI	Hydro	13,000
Kilbourn Hydro Plant, Wisconsin Dells, WI	Hydro	6,000
Total Hydro				19,000

Total 2008 summer generating capability			(d)	1,902,223

All KWs shown below represent the 2008 summer generating capability.

(a)	Represents WPL’s 46.2% ownership interest in this 1,106,657 KW generating station, which is operated by WPL.
(b)	Represents WPL’s 75% ownership interest in this 412,439 KW generating station, which is operated by WPL.
(c)	Represents WPL’s 68.2% ownership interest in this 319,548 KW generating station, which is operated by WPL.
(d)

In December 2008, WPL’s 68 megawatt (MW) Cedar Ridge wind project located in Fond du Lac County, Wisconsin began commercial operation. Refer to “Strategic Overview - Utility Generation Plan - Generation Projects Completed in 2008” in MDA for further discussion of the Cedar Ridge wind project.

At Dec. 31, 2008, WPL owned approximately 16,808 miles of overhead electric distribution line and 4,268 miles of underground electric distribution cable, as well as 202 distribution substations, all located in Wisconsin. In 2001, WPL’s electric transmission assets were transferred to ATC. WPL’s gas properties consist primarily of mains and services, meters, regulating and gate stations and other related distribution equipment. At Dec. 31, 2008, WPL’s gas distribution facilities included approximately 3,914 miles of gas mains located in Wisconsin. In 2008, WPL installed over 120,000 advanced metering infrastructure (AMI) electric meters and gas modules in its service territory. WPL currently plans to fully install AMI through a phased approach from 2008 through 2010. AMI technology is expected to improve customer service, enhance energy management initiatives and provide operational savings through increased efficiencies. WPL’s other property included in “Other plant in service” on its Consolidated Balance Sheets consists primarily of operating and storeroom facilities, vehicles, computer hardware and software, communication equipment and other miscellaneous tools and equipment. WPL’s properties are suitable for their intended use. Refer to “Strategic Overview” in MDA for further discussion of WPL’s utility generation plan and AMI installation. Refer to Note 3(b) of WPL’s “Notes to Consolidated Financial Statements” for information regarding WPL’s lease of SFEF from Resources’ Non-regulated Generation business.

Resources

Resources’ principal properties included in “Property, plant and equipment - Non-regulated and other” on Alliant Energy’s Consolidated Balance Sheet at Dec. 31, 2008 were as follows:

Non-regulated Generation - includes two principal electric generating facilities: 1) a 300 MW, simple-cycle, dual-fueled (natural gas/diesel) facility in Neenah, Wisconsin, which is tolled through May 2009; and 2) a 300 MW, simple-cycle, natural gas-fired facility near Sheboygan Falls, Wisconsin, which is leased to WPL. In addition, Non-regulated Generation also owns several small standby generators, at multiple sites, with an aggregate capacity of 90 MW.

Transportation - includes a short-line railway in Iowa with 111 railroad track miles, 10 active locomotives and 123 railcars; and a barge terminal on the Mississippi River.

Other non-regulated investments - includes two corporate airplanes and real estate investments.

Corporate Services

Corporate Services’ property included in “Property, plant and equipment - Non-regulated and other” on Alliant Energy’s Consolidated Balance Sheet at Dec. 31, 2008 consisted primarily of computer software.

ITEM 3. LEGAL PROCEEDINGS

Alliant Energy - On Sep. 5, 2008, Alliant Energy and Resources received a notice of default, dated Sep. 4, 2008 (Notice of Default), from U.S. Bank National Association as successor indenture trustee (Trustee) pursuant to which the Trustee asserted that Resources was in default under the Indenture, dated as of Nov. 4, 1999 (Indenture), among Resources, as issuer, Alliant Energy, as guarantor and the Trustee, as trustee, with respect to the Exchangeable Senior Notes due 2030 (Notes), which were issued by Resources and were guaranteed by Alliant Energy. The alleged default relates to a provision of the Indenture that provides that if Resources transfers all or substantially all of its properties and assets to a third party, then the transferee must be organized and existing under the laws of the U.S. or a state thereof and assume Resources’ obligations under the Notes and the Indenture. The Trustee alleges in the Notice of Default that Resources transferred substantially all of its assets without complying with the Indenture and, as a result, a default has occurred under the Indenture. On Sep. 4, 2008, the Trustee also filed a complaint with the U.S. District Court for the District of Minnesota seeking a declaratory judgment that Resources is in breach of the Indenture. On Jan. 20, 2009, the U.S. District Court for the District of Minnesota filed an order that the case be transferred to the U.S. District Court for the Western District of Wisconsin (Court) in response to a motion by Alliant Energy and Resources.

In October 2008, Alliant Energy and Resources requested the Trustee execute a Fifth Supplemental Indenture to the Indenture pursuant to which Alliant Energy would assume the obligations of Resources under the Indenture and the Notes and Resources would be released from its obligations under the Indenture and the Notes. On Nov. 18, 2008, the Trustee amended the complaint to seek a declaratory judgment that it is not required to execute the Fifth Supplemental Indenture. On Nov. 25, 2008, Alliant Energy and Resources executed and delivered to the Trustee the Fifth Supplemental Indenture, which the Trustee has refused to execute.

Alliant Energy and Resources do not believe that Resources has transferred substantially all of its assets or that a default has occurred under the Indenture. In addition, Alliant Energy and Resources believe that, under the terms of the Indenture, the Trustee is required to execute the Fifth Supplemental Indenture, the Fifth Supplemental Indenture became effective on Nov. 25, 2008 without the Trustee’s signature and, even if a default had occurred under the Indenture, such default would not have continued after the Fifth Supplemental Indenture was executed on Nov. 25, 2008. On Feb. 3, 2009, Alliant Energy and Resources served an answer to the amended complaint on the Trustee denying the claims in the complaint and asserting counterclaims for, among other things, a declaration that Resources has not breached the Indenture and an injunction compelling the Trustee to execute the Fifth Supplemental Indenture. Alliant Energy and Resources intend to vigorously defend against this litigation.

If Alliant Energy’s and Resources’ interpretation of the Indenture is determined by the Court to be incorrect, a default may have occurred under the Indenture. If such default is continuing 90 days after the date the Notice of Default was received by Resources, an “Event of Default” will have occurred under the Indenture. The occurrence of an “Event of Default” under the Indenture would permit the Trustee or holders of at least 25% in aggregate principal amount of outstanding Notes to declare the principal amount of all outstanding Notes, plus accrued interest, to be immediately due and payable by Alliant Energy. The aggregate principal amount of Notes outstanding under the Indenture is $402.5 million. Refer to Note 12(c) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of potential cross defaults under Alliant Energy’s credit facility agreement and IPL’s sale of accounts receivable program agreement.

Based upon Alliant Energy’s view of its interpretation of the Indenture and the remedies available to it under the Indenture as well as Alliant Energy’s financial resources, Alliant Energy does not believe that the Notice of Default or the related litigation will have a material adverse effect on its financial condition, results of operations or cash flows.

On Oct. 31, 2008, Alliant Energy received from a purported shareowner of Alliant Energy a demand that the Board of Directors of Alliant Energy take action to remedy alleged breaches of fiduciary duties by certain current and former directors and executive officers of Alliant Energy. The demand alleges that such directors and officers breached their fiduciary duties by approving sales of assets of Resources in violation of the Indenture and wasting Alliant Energy’s assets by compensating such directors and officers in connection with such sales. Alliant Energy believes the demand is without merit and intends to vigorously defend against any litigation that may arise out of it. Under Wisconsin law, if a shareowner commences a derivative proceeding after making such a demand, the court must dismiss such a derivative proceeding if a committee of independent directors appointed by independent directors determines, acting in good faith after conducting a reasonable inquiry upon which its conclusions are based, that maintenance of the derivative proceeding is not in the best interests of the corporation. The independent directors of Alliant Energy have appointed such a committee of independent directors to conduct an inquiry into the allegations made in the demand from the purported shareowner and to make a determination with respect thereto.

IPL - None.

WPL - None.

In addition to any legal proceedings discussed in Alliant Energy’s, IPL’s and WPL’s reports to the SEC, Alliant Energy, IPL and WPL are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, management believes that the ultimate resolution of these proceedings will not have a material adverse effect on Alliant Energy’s, IPL’s or WPL’s financial condition, results of operations or cash flows.

Environmental Matters

Additional information required by Item 3 with regards to environmental matters is included in “C. Information Relating to Utility Operations - Electric Utility Operations” in Item 1 Business, “Liquidity and Capital Resources - Environmental” in MDA and Note 12(e) of Alliant Energy’s “Notes to Consolidated Financial Statements,” which information is incorporated herein by reference.

Rate Matters

The information required by Item 3 with regards to rate matters is included in “B. Information Relating to Alliant Energy on a Consolidated Basis - Regulation” and “C. Information Relating to Utility Operations” in Item 1 Business, Notes 1(b), 1(h) and 2 of Alliant Energy’s “Notes to Consolidated Financial Statements” and “Rates and Regulatory Matters” in MDA, which information is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANTS

None of the executive officers for Alliant Energy, IPL or WPL listed below are related to any member of the Board of Directors or nominee for director or any other executive officer. All of the executive officers have no definite terms of office and serve at the pleasure of the Board of Directors. The executive officers of Alliant Energy, IPL and WPL as of the date of this filing are as follows (numbers following the names represent the officer’s age as of Dec. 31, 2008):

Executive Officers of Alliant Energy

William D. Harvey, 59, was elected Chairman of the Board effective February 2006 and President and Chief Executive Officer (CEO) effective July 2005 and has been a board member since January 2005. He previously served as President and Chief Operating Officer (COO) from January 2004 to July 2005.

Eliot G. Protsch, 55, was elected Senior Executive Vice President (EVP) and COO effective January 2009. He previously served as Senior EVP and Chief Financial Officer (CFO) from January 2004 to January 2009.

Barbara J. Swan, 57, was elected EVP-General Counsel and Chief Administrative Officer (CAE) effective January 2009. She previously served as EVP and General Counsel since October 1998.

Thomas L. Aller, 59, was elected Senior Vice President (VP)-Energy Resource Development effective January 2009. He previously served as Senior VP-Energy Delivery since January 2004.

Dundeana K. Doyle, 50, was elected Senior VP-Energy Delivery effective January 2009. She previously served as VP-Strategy and Regulatory Affairs since January 2007 and as VP-Strategy and Risk from May 2003 to January 2007.

Patricia L. Kampling, 49, was elected VP-CFO and Treasurer effective January 2009. She previously served as VP and Treasurer since January 2007, as VP-Finance from August 2005 to January 2007 and as Treasurer of IPSCO Inc. from September 2004 to August 2005.

Thomas L. Hanson, 55, was elected VP-Controller and Chief Accounting Officer (CAO) effective January 2007. He previously served as VP and Treasurer since April 2002.

Peggy Howard Moore, 58, was elected VP-Finance effective January 2007. She previously served as VP-Customer Service and Operations Support since 2004.

Executive Officers of IPL

William D. Harvey, 59, was elected Chairman of the Board effective February 2006 and CEO effective July 2005 and has been a board member since January 2005. He previously served as COO since 2004.

Thomas L. Aller, 59, was elected President effective January 2004.

Eliot G. Protsch, 55, was elected COO effective January 2009. He previously served as CFO since January 2004.

Barbara J. Swan, 57, was elected EVP-General Counsel and CAE effective January 2009.

Dundeana K. Doyle, 50, was elected Senior VP-Energy Delivery effective January 2009.

Patricia L. Kampling, 49, was elected VP-CFO and Treasurer effective January 2009.

Thomas L. Hanson, 55, was elected VP-Controller and CAO effective January 2007.

Peggy Howard Moore, 58, was elected VP-Finance effective January 2007.

Executive Officers of WPL

William D. Harvey, 59, was elected Chairman of the Board effective February 2006 and CEO effective July 2005 and has been a board member since January 2005. He previously served as COO since 2004.

Barbara J. Swan, 57, was elected President effective January 2004.

Eliot G. Protsch, 55, was elected COO effective January 2009. He previously served as CFO since January 2004.

Thomas L. Aller, 59, was elected Senior VP-Energy Resource Development effective January 2009.

Dundeana K. Doyle, 50, was elected Senior VP-Energy Delivery effective January 2009.

Patricia L. Kampling, 49, was elected VP-CFO and Treasurer effective January 2009.

Thomas L. Hanson, 55, was elected VP-Controller and CAO effective January 2007.

Peggy Howard Moore, 58, was elected VP-Finance effective January 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Alliant Energy’s common stock trades on the New York Stock Exchange under the symbol “LNT.” Quarterly sales price ranges and dividends with respect to Alliant Energy’s common stock were as follows:

	2008			2007
Quarter	High	Low	Dividend	High	Low	Dividend
First	$42.37	$34.00	$0.35	$46.30	$35.21	$0.3175
Second	38.88	33.50	0.35	46.53	37.86	0.3175
Third	35.60	31.19	0.35	40.80	34.95	0.3175
Fourth	32.86	22.80	0.35	43.41	37.32	0.3175
Year	42.37	22.80	1.40	46.53	34.95	1.27

Stock closing price at Dec. 31, 2008: $29.18

Although Alliant Energy’s practice has been to pay cash dividends on its common stock quarterly, the timing of payment and amount of future dividends are necessarily dependent upon future earnings, capital requirements, general financial conditions, general business conditions, the ability of Alliant Energy’s subsidiaries to pay dividends, approval from its Board of Directors and other factors. In December 2008, Alliant Energy announced an increase in its expected 2009 annual common stock dividend to $1.50 per share, which is equivalent to a quarterly rate of $0.375 per share, beginning with the Feb. 13, 2009 dividend payment. Payment of future 2009 quarterly dividends is subject to the actual dividend declaration by Alliant Energy’s Board of Directors.

At Dec. 31, 2008, there were approximately 38,681 holders of record of Alliant Energy’s stock, including holders through Alliant Energy’s Shareowner Direct Plan.

Alliant Energy is the sole common shareowner of all 13,370,788 shares of IPL common stock currently outstanding. During 2008 and 2007, IPL paid distributions from its common equity of $104 million and $610 million, respectively, to Alliant Energy. In July 2008, FERC issued an order allowing IPL to pay up to $400 million in common equity distributions from additional paid-in capital, rather than retained earnings. The 2008 distribution amount includes $29 million of dividends paid to Alliant Energy from retained earnings and $75 million of distributions to Alliant Energy that were paid from additional paid-in capital. The 2007 distribution amount includes a $400 million dividend to Alliant Energy that was related to the sale of IPL’s electric transmission assets, a $100 million dividend to Alliant Energy to realign IPL’s capital structure and $110 million of other dividends to Alliant Energy. In accordance with the IUB order authorizing the IPL merger in 2002, IPL must inform the IUB if its common equity ratio falls below 42% of total capitalization.

Alliant Energy is the sole common shareowner of all 13,236,601 shares of WPL common stock currently outstanding. During 2008 and 2007, WPL paid dividends on its common stock of $91 million and $191 million, respectively, to Alliant Energy. The 2007 dividend amount includes a $100 million dividend to Alliant Energy to realign WPL’s capital structure. In its January 2007 rate order, the PSCW stated WPL may not pay future annual common stock dividends, including pass-through of subsidiary dividends, in excess of $91 million to Alliant Energy if WPL’s actual average common equity ratio, on a financial basis, is or will fall below the test year authorized level of 51.0%. WPL’s dividends are also restricted to the extent that such dividend would reduce the common stock equity ratio to less than 25%.

Under the Federal Power Act, FERC regulates the payment of distributions by certain utilities. In addition, IPL and WPL each have common stock dividend payment restrictions based on the terms of their outstanding preferred stock. At Dec. 31, 2008, IPL and WPL were in compliance with all such dividend restrictions.

A summary of Alliant Energy common stock repurchases for the quarter ended Dec. 31, 2008 was as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Purchased as	Value) of Shares That
	of Shares	Paid Per	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Share	Announced Plan	Under the Plan (a)
Oct. 1 to Oct. 31	346	$29.39	--	N/A
Nov. 1 to Nov. 30	3,125	30.01	--	N/A
Dec. 1 to Dec. 31	232	29.18	--	N/A
Total	3,703	29.90	--

(a)

All shares were purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan (DCP). There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date.

ITEM 6. SELECTED FINANCIAL DATA

Alliant Energy

Financial Information	2008 (a)		2007 (a)		2006 (a)		2005		2004

	(dollars in millions, except per share data)
Income Statement Data:
Operating revenues	$3,68	1.7	$3,43	7.6	$3,35	9.4	$3,27	9.6	$2,80	4.8
Income from continuing operations	28	0.0	42	4.7	33	8.3	5	6.4	21	8.4
Income (loss) from discontinued operations, net of tax		8.0		0.6	(2	2.6)	(6	4.1)	(7	2.9)
Net income (loss)	28	8.0	42	5.3	31	5.7		(7.7)	14	5.5

Common Stock Data:
Earnings per weighted average common share (basic):
Income from continuing operations	$2.54		$3.78		$2.90		$0.48		$1.93
Income (loss) from discontinued operations	$0.07		$0.01		($0.20)		($0.55)		($0.65)
Net income (loss)	$2.61		$3.79		$2.70		($0.07)		$1.28
Earnings per weighted average common share (diluted):
Income from continuing operations	$2.54		$3.77		$2.89		$0.48		$1.92
Income (loss) from discontinued operations	$0.07		$0.01		($0.20)		($0.55)		($0.64)
Net income (loss)	$2.61		$3.78		$2.69		($0.07)		$1.28
Common shares outstanding at year-end (000s)	110,	449	110,	359	116,	127	117,	036	115,	742
Dividends declared per common share	$1.40		$1.27		$1.15		$1.05		$1.0	125
Market value per share at year-end	$29.18		$40.69		$37.77		$28.04		$28.60
Book value per share at year-end	$25.56		$24.30		$22.83		$20.85		$22.13
Market capitalization at year-end	$3,22	2.9	$4,49	0.5	$4,38	6.1	$3,28	1.7	$3,31	0.2

Other Selected Financial Data:
Cash flows from operating activities	$319.5		$588.8		$403.3		$565.4		$541.3
Construction and acquisition expenditures	$879.0		$542.0		$399.0		$538.1		$649.3
Total assets at year-end	$8,201.5		$7,189.7		$7,084.1		$7,733.1		$8,275.2
Long-term obligations, net	$1,887.1		$1,547.1		$1,520.7		$2,147.0		$2,502.0
Times interest earned before income taxes (b)	4.49	X	6.99	X	4.84	X	1.13	X	2.86	X
Capitalization ratios:
Common equity	56%		59%		58%		48%		48%
Preferred stock	5%		5%		5%		5%		5%
Long- and short-term debt	39%		36%		37%		47%		47%

Total	100%		100%		100%		100%		100%

(a) Refer to "Alliant Energy's Results of Operations" in MDA for discussion of the 2008, 2007 and 2006 results of operations.
(b) Represents the sum of income from continuing operations before income taxes plus preferred dividend requirements of subsidiaries plus interest expense divided by interest expense. The calculation does not consider the "Loss on early extinguishment of debt" that Alliant Energy has incurred as part of interest expense.

IPL	2008 (a)	2007 (a)	2006 (a)	2005	2004
	(in millions)

Operating revenues	$1,758.0	$1,695.9	$1,754.8	$1,681.7	$1,459.6
Earnings available for common stock	126.2	274.9	157.0	149.7	110.3
Cash dividends declared on common stock	29.1	609.9	219.8	109.9	102.0
Cash flows from operating activities	113.7	257.4	272.2	332.0	347.6
Total assets	4,210.9	3,362.0	3,628.6	3,976.6	3,869.1
Long-term obligations, net	996.8	765.4	895.0	993.4	1,038.9

(a) Refer to “IPL’s Results of Operations” in MDA for a discussion of the 2008, 2007 and 2006 results of operations.

Alliant Energy is the sole common shareowner of all 13,370,788 shares of IPL’s common stock outstanding. As such, earnings per share data is not disclosed herein.

WPL	2008 (a)	2007 (a)	2006 (a)	2005	2004
	(in millions)

Operating revenues	$1,465.8	$1,416.8	$1,401.3	$1,409.6	$1,209.8
Earnings available for common stock	115.1	110.2	102.0	101.8	110.4
Cash dividends declared on common stock	91.3	191.1	92.2	89.8	89.0
Cash flows from operating activities	239.7	258.0	162.6	176.6	199.3
Total assets	3,265.5	2,788.6	2,699.1	2,667.6	2,656.1
Long-term obligations, net	899.0	715.7	524.5	526.4	491.3

(a) Refer to “WPL’s Results of Operations” in MDA for a discussion of the 2008, 2007 and 2006 results of operations.

Alliant Energy is the sole common shareowner of all 13,236,601 shares of WPL’s common stock outstanding. As such, earnings per share data is not disclosed herein.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (MDA)

This MDA includes information relating to Alliant Energy Corporation (Alliant Energy), Interstate Power and Light Company (IPL) and Wisconsin Power and Light Company (WPL), as well as Alliant Energy Resources, LLC (Resources) and Alliant Energy Corporate Services, Inc. (Corporate Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

EXECUTIVE SUMMARY

Description of Business

General - Alliant Energy is an investor-owned public utility holding company whose primary subsidiaries are IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation and distribution of electric energy and the distribution and transportation of natural gas in selective markets in Iowa and Minnesota. WPL is a public utility engaged principally in the generation and distribution of electric energy and the distribution and transportation of natural gas in selective markets in Wisconsin. WPL also owns an approximate 16% interest in the American Transmission Company LLC (ATC), a transmission-only utility operating in Wisconsin, Michigan, Illinois and Minnesota. Resources is the parent company for Alliant Energy’s non-regulated businesses. Corporate Services provides administrative services to Alliant Energy and its subsidiaries. An illustration of Alliant Energy’s primary businesses is shown below.

Alliant Energy

Utility	Non-regulated (Resources)	Parent and Other
- IPL (Utility services in IA & MN)	- RMT (including WindConnect®)	- Parent Company
- WPL (Utility services in WI)	- Transportation	- Corporate Services
- WPL’s interest in ATC	- Non-regulated Generation

Utility Business - IPL and WPL own a portfolio of electric generating facilities located in Iowa, Wisconsin and Minnesota with a diversified fuel mix including coal, natural gas and renewable resources. The output from these generating facilities, supplemented with purchased power, is used to provide electric service to approximately 1 million electric customers in the upper Midwest. The utility business also procures natural gas from various suppliers to provide service to approximately 400,000 retail gas customers in the upper Midwest. Alliant Energy’s utility business is its primary source of earnings and cash flows. The earnings and cash flows from the utility business are sensitive to various external factors including, but not limited to, the impact of weather on electric and gas sales volumes, the amount and timing of rate relief approved by regulatory authorities and other factors listed in “Risk Factors” and “Forward-Looking Statements.”

Non-regulated Businesses - Resources manages various businesses including RMT (environmental, consulting, engineering and renewable energy services), Transportation (short-line railway and barge transportation services), Non-regulated Generation (electric generating facilities management), and several other modest investments.

Alliant Energy Parent and Other - includes operations of Alliant Energy (parent holding company) and Corporate Services.

Financial Results

Alliant Energy’s earnings per weighted average common share (EPS) for 2008 and 2007 were as follows:

	2008	2007
Income from continuing operations	$2.54	$3.77
Income from discontinued operations	0.07	0.01
Net income	$2.61	$3.78

Additional details regarding Alliant Energy’s net income were as follows (in millions):

Continuing operations:	2008	2007
Utility	$241.3	$385.1
Non-regulated (Resources)	29.3	34.7
Alliant Energy parent and other (primarily interest income and taxes)	9.4	4.9
Income from continuing operations	280.0	424.7
Income from discontinued operations	8.0	0.6
Net income	$288.0	$425.3

Utility Business - Lower income from continuing operations in 2008 compared to 2007 was primarily due to:

•	a $123 million after-tax gain recorded on the sale of IPL’s electric transmission assets in 2007;
•	earnings impacts from the severe Midwest flooding in Iowa in June 2008;
•	the net impact on operating expenses of IPL’s electric transmission assets sale in December 2007; and
•	lower sales resulting from unfavorable economic conditions.

These items were partially offset by:

•	lower purchased power capacity costs at WPL;
•	a lower effective income tax rate; and
•	allowance for funds used during construction (AFUDC) from wind projects in Iowa and Wisconsin.

Non-regulated Businesses - Lower income from continuing operations in 2008 compared to 2007 was primarily due to:

•	the reversal of capital loss deferred tax asset valuation allowances in 2007; and
•	lower earnings from a change in purchased power agreements (PPAs) associated with the Neenah Energy Facility (NEF) in 2008.

These items were partially offset by:

•	continued earnings growth at RMT’s WindConnect® business as a result of its engineering and construction activities on wind projects across the United States of America (U.S.).

Alliant Energy Parent and Other - Higher income from continuing operations in 2008 compared to 2007 was primarily due to higher interest income earned on short-term investments purchased with a portion of the IPL electric transmission asset sale proceeds, which IPL distributed to the parent company in December 2007.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting their respective earnings during 2008, 2007 and 2006.

Operational Developments

Severe Midwest Weather - In June 2008, the Midwest experienced severe flooding that impacted the operations of several Alliant Energy companies resulting in significant property damage to generating facilities, distribution substations and railroad infrastructure, the loss of electric and steam sales and customers due to mandatory evacuations and the destruction of homes and businesses, the evacuation of and damage to various office and operational facilities, and the disruption of short haul railroad services. Alliant Energy has restored service to those customers in its service territory that are capable of receiving service and substantially completed the rebuilding and business continuity activities associated with its damaged properties except for IPL’s Prairie Creek and Sixth Street Generating Stations. IPL expects its Prairie Creek Generating Station to return to full operations in the first half of 2009. IPL is currently assessing its options at the Sixth Street Generating Station relative to providing electrical production with alternative fuel sources. Alliant Energy and IPL experienced significant adverse financial impacts from the severe Midwest weather which were partially offset by property insurance proceeds expected to cover a portion of the flood losses and certain regulatory recovery mechanisms. Refer to “Severe Midwest Weather” for additional details.

Strategic Plan Developments

The strategic plans for Alliant Energy, IPL and WPL center on an infrastructure investment program which includes significant capital expenditures for building new electric generation to meet customer demand and renewable portfolio standards and for implementing air pollution controls at its existing fleet of electric generating facilities to meet environmental regulations. Key strategic plan developments impacting Alliant Energy, IPL and WPL during 2008 and early 2009 include:

•	February 2008 - IPL received approval from the Iowa Utilities Board (IUB) to construct the Whispering Willow - East wind project in Franklin County, Iowa with capacity of up to 200 megawatts (MW).
•	February 2008 - WPL received approval from the Public Service Commission of Wisconsin (PSCW) to begin implementing Advanced Metering Infrastructure (AMI) for its customers.
•

March 2008 - The U.S. Court of Appeals for the District of Columbia Circuit vacated and remanded the federal Clean Air Mercury Rule to the U.S. Environmental Protection Agency (EPA) for reconsideration.

•

June 2008 - Corporate Services, as agent for IPL and WPL, entered into a master supply agreement with Vestas-American Wind Technology, Inc. (Vestas) for the purchase of 500 MW of wind turbine generator sets and related equipment to support IPL’s and WPL’s wind generation plans.

•	August 2008 - IPL received approval from the IUB for IPL’s siting certificate application for Sutherland #4, a proposed 630 MW hybrid coal-fired electric generating facility in Marshalltown, Iowa.
•

September 2008 - WPL received approval from the Federal Energy Regulatory Commission (FERC) to purchase Resources’ 300 MW, simple-cycle, dual-fueled (natural gas/diesel) electric generating facility in Neenah, Wisconsin. WPL previously received PSCW approval in April 2008.

•

October 2008 - The IUB approved IPL’s Emissions Plan and Budget (EPB), which provides IPL’s compliance plan and related budget to meet applicable state environmental requirements and federal air quality standards.

•	December 2008 - The PSCW rejected WPL’s application to construct Nelson Dewey #3, a 300 MW hybrid coal-fired electric generating facility with a preferred location in Cassville, Wisconsin.
•	December 2008 - WPL’s first owned and operated wind project, the 68 MW Cedar Ridge wind project, began commercial operations.
•

December 2008 - The U.S. Court of Appeals for the District of Columbia Circuit reversed its July 2008 decision to vacate the Clean Air Interstate Rule (CAIR) and remanded CAIR to the EPA for reconsideration.

•

February 2009 - IPL received a written order from the IUB concerning its ratemaking principles request for Sutherland #4. In its decision, the IUB established a return on common equity of 10.1% and a cost cap of $2,816 per kilowatt, excluding AFUDC. IPL requested a return on common equity of 12.55% and a cost cap of $3,483 per kilowatt, excluding AFUDC. IPL plans to review the IUB's written order with its joint partners involved in the project to determine whether to proceed with the project. A decision on the project will likely be announced in March 2009.

Refer to “Strategic Overview” and “Liquidity and Capital Resources - Environmental” for additional details regarding these and other strategic plan developments.

Regulatory Developments

Alliant Energy’s utility subsidiaries, IPL and WPL, are subject to federal regulation by FERC, which has jurisdiction over wholesale electric rates, and state regulation in Iowa, Wisconsin and Minnesota for retail utility rates and standards of service. Key regulatory developments impacting Alliant Energy, IPL and WPL during 2008 and early 2009 include:

•	February 2008 - The Economic Stimulus Act of 2008 (ESA) was enacted. The ESA allows a 50% bonus tax depreciation deduction for certain property that is acquired or constructed in 2008.
•

April 2008 - The PSCW approved WPL’s request to implement an interim electric retail rate increase (equivalent to an annual increase of $16 million) to recover anticipated increased electric fuel and purchased energy costs (fuel-related costs) for 2008. Actual WPL fuel-related costs in 2008 were lower than expected at the time interim rates were set therefore WPL anticipates refunding $23 million, including interest, to its retail electric customers in 2009.

•

August 2008 - FERC approved WPL’s request to implement a formula rate structure for its wholesale electric customers effective June 1, 2007. FERC also approved a settlement reached between WPL and its wholesale customers resulting in a refund of $10 million to its wholesale customers in September 2008.

•

December 2008 - The PSCW approved a stipulated agreement on electric and gas retail rate changes for 2009 reached by WPL and major intervenors in WPL’s 2009/2010 retail rate case. The parties agreed to hold retail electric rates flat and decrease retail gas rates by $4 million effective January 2009.

•

February 2009 - The Wisconsin Senate Bill 62 (SB 62) was enacted. SB 62 contains various provisions intended to reduce the state’s current budget gap. The most significant provision of SB 62 for Alliant Energy and WPL is combined reporting for corporate income taxation in Wisconsin.

•	February 2009 - The American Recovery and Reinvestment Bill of 2009 (ARRB) was enacted. The ARRB extends tax credits for wind generating facilities placed into service by Dec. 31, 2012.

Refer to “Rates and Regulatory Matters” for additional details regarding these and other regulatory developments including plans to file retail rate case in Iowa and Wisconsin in the first half of 2009.

Financing Developments

Based on its liquidity position and capital structure as of Dec. 31, 2008, Alliant Energy believes it will be able to secure the additional capital required to implement its strategic plan and to meet its long-term contractual obligations. Key financing developments impacting Alliant Energy, IPL and WPL during 2008 include:

•

August 2008 - IPL’s and WPL’s respective shelf registration became effective, which provide each the flexibility to offer up to an aggregate of $500 million of preferred stock and unsecured debt securities through August 2011.

•	October 2008 - IPL issued $250 million of 7.25% senior debentures due 2018 and WPL issued $250 million of 7.60% debentures due 2038.
•

December 2008 - Alliant Energy announced an increase in its expected 2009 annual common stock dividend to $1.50 per share, which is equivalent to a quarterly rate of $0.375 per share, beginning with the Feb. 13, 2009 dividend payment.

•

December 2008 - Alliant Energy and its subsidiaries finished 2008 with a liquidity position including $537 million of available capacity under their revolving credit facilities and $347 million of cash and cash equivalents.

Refer to “Liquidity and Capital Resources” for additional details regarding these and other financing developments.

SEVERE MIDWEST WEATHER

General - In June 2008, the Midwest experienced severe flooding, tornadoes and thunderstorms that impacted the operations of several Alliant Energy companies, including IPL, WPL and Resources. The severe weather was most significant in Iowa and resulted in significant property damage to generating facilities, distribution substations and railroad infrastructure, the loss of electric and steam sales and customers due to mandatory evacuations and the destruction of homes and businesses, the evacuation of and damage to various office and operational facilities, and the disruption of short haul railroad services. Alliant Energy has restored service to those customers in its service territory that are capable of receiving service and currently expects the rebuilding and business continuity activities associated with its damaged properties to continue for several months.

Property Damage - Property damage from the severe weather was scattered throughout Alliant Energy’s service territory with the most significant impacts occurring in the Cedar Rapids, Iowa area where the Cedar River crested approximately 20 feet above flood stage on June 13, 2008 exceeding the 500-year flood plain boundaries. Property damaged by the severe weather included, among other assets, the following key facilities and their contents: IPL’s Prairie Creek and Sixth Street Generating Stations, IPL’s general office building, IPL’s electrical distribution operations center, Resources’ railroad bridge over the Cedar River and several of IPL’s distribution substations. In 2008, estimated retirements of utility plant damaged by the severe weather were charged to accumulated depreciation and estimates of all other assets damaged by the severe weather were charged to operating expenses. Alliant Energy will charge future costs to acquire replacement property to property, plant and equipment and future costs to repair damaged property to operating expense as these costs are incurred.

Generating Facility Impacts - IPL’s Sutherland Generating Station in Marshalltown, Iowa was shutdown for approximately two weeks during June 2008 due to flooding at the facility, but has since been restored to full operations with no significant damage to the facility from the flooding. IPL’s Prairie Creek and Sixth Street Generating Stations in Cedar Rapids, Iowa were also shutdown in June 2008 and have not yet returned to full operations due to significant damage to the facilities caused by the severe flooding. IPL expects its Prairie Creek Generating Station to return to full operations in the first half of 2009. In January 2009, IPL announced it did not secure the necessary long-term contracts with steam customers serviced by the Sixth Street Generating Station in order to make the investment required to rebuild such facility. IPL is currently in discussions with steam customers regarding providing short- to mid-term steam service and is assessing its options at the Sixth Street Generating Station relative to providing electrical production with alternative fuel sources.

IPL’s Prairie Creek and Sixth Street Generating Stations represented approximately 270 MW, or less than 10%, of IPL’s 2008 summer electric generating capability and substantially all of IPL’s steam generating capability prior to their shutdown in June 2008. IPL has been procuring replacement purchased power as required while the Prairie Creek and Sixth Street Generating Stations are offline to satisfy its electric load requirements. IPL leased a limited number of small standby generating units during the 2008 summer electric peaking season to contribute to the reliability of the electric grid in the Cedar Rapids area. The incremental costs of procuring replacement purchased power and the fuel to power the leased standby generating units are charged to electric production fuel and purchased power expense and are expected to be recovered from retail electric customers in accordance with IPL’s utility fuel cost recovery mechanism resulting in no material impact on IPL’s electric margins. The incremental costs of leasing the small standby generating units were charged to operating expenses. Following the flooding, IPL began leasing replacement steam generating systems (natural gas-fired package boilers and water treatment systems) to produce steam to meet the demand of its steam customers in the Cedar Rapids area. In February 2009, the Prairie Creek Generating Station resumed steam generating capability allowing IPL to discontinue leasing a portion of the replacement steam generating systems. IPL expects to continue leasing the portion of the replacement steam generating system providing steam to customers previously serviced by the Sixth Street Generating Station to meet its obligations under new short-term contracts that allow IPL to recover the incremental leasing and fuel costs incurred to resume temporary steam service.

Sales Impacts - Temporary disruptions of electric and steam services associated with the severe weather caused Alliant Energy’s and IPL’s operating revenues to be lower than anticipated beginning in June 2008. At the peak of the disruptions caused by the severe weather, approximately 40,000 electric customers of IPL were unable to receive service. IPL also has approximately 200 steam customers in Cedar Rapids, who take high-pressure steam for production purposes or low-pressure steam for hot water and heat that lost service in June 2008 when the Prairie Creek and Sixth Street Generating Stations were shutdown. The most significant impacts of these disruptions on revenues related to several large industrial customers in the Cedar Rapids area who were unable to receive service. Alliant Energy has restored service to all customers in its service territory except approximately 2,000 customers that are not capable of receiving service as a result of damage to their properties caused by the flooding.

Insurance Coverage - Alliant Energy’s property insurance policy provides coverage up to $100 million for covered flood losses, subject to a $1.5 million deductible per occurrence and certain sub-limits, most notably a $10 million sub-limit for covered losses related to temporary replacement equipment and facilities. Covered property generally includes generating assets, substations, office and operating buildings and non-fuel inventories, including costs incurred to protect, repair or replace such property. Property not covered generally includes the electric distribution system, railroad infrastructure, vehicles and fuel. In addition, Alliant Energy does not have any business interruption coverage for lost revenues from the disruption of service. At the end of each reporting period during the restoration activities, Alliant Energy plans to record a receivable for the amount of flood losses recognized to date that are recorded in operating expenses and considered probable of future recovery under the insurance policy. The offsetting credit to this receivable will be recorded to operating expenses to offset the operating expenses used to support the receivable. In addition, the offsetting credit to any insurance proceeds received that are recoveries of expenditures charged to capital accounts for restoration activities related to flood damages will be recorded to accumulated depreciation. Any expenditure for covered flood losses incurred subsequent to Alliant Energy reaching its $100 million aggregate limit or any applicable sub-limits will not be offset by any portion of the credits from insurance recoveries. In 2008, IPL received payments of $34 million for reimbursement of covered flood losses under the Alliant Energy property insurance policy. In addition, IPL recognized $26 million of receivables as of Dec. 31, 2008 for operating expenses incurred during 2008 that are expected to be reimbursed with a future property insurance payment.

Cost Recovery Mechanisms - Alliant Energy and IPL have several mechanisms to mitigate the adverse financial impacts of the severe Midwest weather. First, Alliant Energy has property insurance to cover a portion of the flood losses. Second, IPL’s utility fuel cost recovery mechanism allows it to recover the cost of replacement purchased power and fuel for standby generating units from its electric customers. Third, IPL has entered into new short-term contracts with a portion of its steam customers that allow IPL to recover the incremental costs incurred for natural gas-fired package boilers and water treatment systems required to resume steam service. Finally, IPL is evaluating regulatory options for cost recovery of any remaining costs from the severe Midwest weather not covered by the recovery mechanisms above.

Financial Impacts - The total cost of the severe weather in June 2008 was approximately $200 million for 2008. These costs are largely due to the operating and capital expenditures required to restore operations, expenditures for replacement purchased power due to generating facility outages and lost operating margins due to disruptions in electric and steam service. Based on the financial impacts of the severe weather in June 2008 and the cost recovery mechanisms noted above, Alliant Energy’s 2008 utilities earnings decreased by approximately $0.23 per share primarily due to reductions in electric and steam margins from disruptions in service caused by the severe flooding in the Cedar Rapids area and operating expenses for restoration activities that may not be recoverable from cost recovery mechanisms. Alliant Energy’s 2008 capital expenditures increased by approximately $70 million associated with rebuilding activities following the severe flooding. Alliant Energy and IPL do not believe additional expenditures for restoration activities and loss of revenues from service disruptions associated with the severe flooding will have a significant impact on their liquidity given their current liquidity positions and the cost recovery mechanisms noted above, most notably the remaining anticipated proceeds from the property insurance policy. The financial impacts of the severe weather in June 2008 did not have a material impact on WPL’s or Resources’ results of operations and cash flows. Alliant Energy and IPL anticipate financial impacts in 2009 from restoration activities associated with the severe Midwest weather, but are currently unable to determine what these impacts will be on their financial condition, results of operations or cash flows due to several uncertainties, most notably the timing and nature (operating versus capital) of expenditures for restoration activities that may not be recoverable from cost recovery mechanisms and uncertainties regarding the future options for its Sixth Street Generating Station.

STRATEGIC OVERVIEW

Summary - Alliant Energy’s, IPL’s and WPL’s corporate strategy focuses on the execution of their infrastructure investment program, while meeting or exceeding customers’ and regulators’ expectations regarding reliability, availability, customer service and community support. The infrastructure investment program reflects a balanced approach to meeting the needs of its customers, shareowners and the environment and includes the following key components:

•

New electric generating facilities - The infrastructure investment program includes building or acquiring several electric generating facilities to meet customer demand and renewable portfolio standards, reduce reliance on purchased power and mitigate any impacts of future plant retirements. Alliant Energy’s proposed new electric generating facilities have a diversified fuel mix and currently include several wind projects in the Midwest, two natural gas-fired generating facilities in Wisconsin and the Sutherland #4 generating facility, which would burn coal and biomass. Alliant Energy, IPL and WPL believe a diversified fuel mix for new electric generating facilities is important to meeting the needs of their customers, shareowners and the environment while preparing for a potentially carbon constrained environment in the future. Additional details of new electric generating facilities are included in “Utility Generation Plan” below.

•

New air pollution controls - The infrastructure investment program also includes implementing air pollution controls at IPL’s and WPL’s existing fleet of electric generating facilities to meet current and proposed environmental regulations issued by the EPA and state environmental agencies. Alliant Energy’s, IPL’s and WPL’s new air pollution controls are expected to significantly reduce future emissions of nitrogen oxide (NOx), sulfur dioxide (SO2) and mercury at their generating facilities after they have been implemented. Additional details regarding proposed new air pollution controls are included in “Multi-emission Compliance Plan” below.

•

Energy efficiency and conservation - Lastly, the infrastructure investment program includes installing AMI in IPL’s and WPL’s utility service territory and other initiatives to promote energy efficiency and conservation. AMI technology is expected to improve customer service, enhance energy management initiatives and provide operational savings through increased efficiencies. Alliant Energy has completed its initial limited AMI deployment by installing over 120,000 AMI electric meters and gas modules in its WPL service territory as of Dec. 31, 2008. Alliant Energy currently plans to fully install AMI through a phased approach from 2008 through 2012 at total cost of approximately $200 million.

Financing the Infrastructure Investment Program - Alliant Energy, IPL and WPL are committed to maintaining sustained, long-term strong financial performance with strong balance sheets and credit ratings. Alliant Energy, IPL and WPL believe strong financial performance will help ensure access to capital markets at reasonable costs to finance the significant capital expenditures required for their infrastructure investment program. Refer to “Liquidity and Capital Resources - Cash Flows - Investing Activities - Construction and Acquisition Expenditures” for details of anticipated capital expenditures and financing plans for the infrastructure investment program.

Favorable Laws for New Electric Generation - Laws in Iowa (HF 577) and Wisconsin (Act 7) provide utility companies in those states with the ability to receive rate making principles - and resulting increased regulatory and investment certainty - prior to making certain significant investments in new generation. These laws contribute towards the execution of the infrastructure investment program by enabling Alliant Energy, IPL and WPL to pursue additional generation investments in their utility businesses to serve their customers that may provide shareowners with greater certainty regarding the returns on these investments. Refer to “Rates and Regulatory Matters - Rate Making Principles for New Electric Generating Facilities” for additional information on these laws.

Business Platforms - Alliant Energy’s operations are segregated into two platforms for its utility business and non-regulated businesses. Alliant Energy expects its utility business to provide the majority of its earnings and cash flows in the future and the larger share of its long-term earnings growth through the execution of its strategic plan. Alliant Energy plans to maintain its current portfolio of non-regulated businesses following the divestiture of certain businesses during the past six years.

Utilities as Primary Business Platform - The strategic plan for Alliant Energy’s utility operations is concentrated on:

1) building and maintaining the generation and infrastructure necessary to provide Alliant Energy’s utility customers with safe, reliable and environmentally responsible energy service; 2) earning returns authorized by its regulators; and 3) controlling costs to mitigate potential rate increases. Alliant Energy utilizes a comprehensive Lean Six Sigma program to assist it in controlling costs through the generation of cost savings and operational efficiencies.

Focused Approach to Non-regulated Operations - The strategic plan for Alliant Energy’s non-regulated operations involves maintaining a portfolio of businesses that are accretive to earnings but not significant users of capital.

Utility Generation Plan - Alliant Energy, IPL and WPL review and update, as deemed necessary and in accordance with regulatory requirements, their utility generation plans to address various external factors. Some of these external factors include regulatory decisions regarding proposed projects, availability and cost effectiveness of different generation technologies, market conditions for obtaining financing, developments related to federal and state renewable portfolio standards, environmental requirements for new generation, changes in long-term projections of customer demand and federal and state tax incentives. The following provides details of generation projects completed in 2008 and generation projects denied by regulators in 2008 and updates regarding various generation projects under construction or pending regulatory agency approvals.

Generation Projects Completed in 2008

Cedar Ridge - In December 2008, WPL’s 68 MW Cedar Ridge wind project located in Fond du Lac County, Wisconsin began commercial operation. Total project costs for Cedar Ridge were $149 million, excluding AFUDC, as of Dec. 31, 2008. In May 2007, WPL received approval from the PSCW to construct the project, however, WPL did not accept the PSCW’s Act 7 decision, which included a return on common equity of 10.50% compared to WPL’s requested return on common equity of 12.90%. Instead, WPL is utilizing traditional rate making procedures for the recovery of and return on its capital costs for this wind project.

Generation Projects Denied in 2008

Nelson Dewey #3 - In February 2007, WPL filed a Certificate of Public Convenience and Necessity (CPCN) application with the PSCW for approval to proceed with construction of a new facility at a preferred site adjacent to the existing Nelson Dewey Generating Station (Nelson Dewey) in Cassville, Wisconsin. In December 2008, the PSCW issued a written order denying WPL’S Nelson Dewey #3 CPCN application. In its written order, the PSCW acknowledged WPL’s need for additional electric generating capacity and recommended WPL consider alternatives to its proposed facility in Cassville, Wisconsin. As a result of this order, WPL is currently evaluating alternatives for its long-term generation needs in Wisconsin. As of Dec. 31, 2008, Alliant Energy and WPL had $36 million of capitalized expenditures for Nelson Dewey #3 recorded in “Other assets - regulatory assets” on their respective Consolidated Balance Sheets. WPL will be pursuing rate recovery for these expenditures. Refer to “Rates and Regulatory Matters - Rate Making Principles for New Electric Generating Facilities - Preliminary Survey and Investigation Charges and Pre-construction Expenditures” for details of rate recovery for WPL’s capitalized expenditures for Nelson Dewey #3.

Generation Projects Under Construction or Pending Regulatory Agency Approvals

The current utility generation plan for Alliant Energy, IPL and WPL through 2014 is as follows (Not Applicable (N/A); To Be Determined (TBD)):

Primary			Expected		Current	Actual / Expected
Generation	Project Name /	Capacity	Availability	Cost	Capitalized	Regulatory
Type	Location	(MW)	Date	Estimate (a)	Costs (b)	Decision Date
IPL:
Wind	Whispering Willow - East	200	Late 2009 or	$400 - $450	$182	February 2008
	Franklin County, IA		early 2010

Coal	Sutherland #4	350	First half	1,200 - 1,300	30	Second quarter
	Marshalltown, IA		of 2014			of 2009

WPL:
Natural gas/	Neenah Energy Facility	300	2009	95	N/A	September 2008
diesel	Neenah, WI

Wind	Bent Tree	200	2010	425 - 475	1	Second quarter
	Freeborn County, MN					of 2009

Wind	TBD	200	By 2013	TBD	--	TBD

Natural-gas	Riverside Energy Center	600	2013	365 - 375	N/A	2012 - 2013
	Beloit, WI
					$213

(a)

Cost estimates represent IPL’s or WPL’s estimated portion of the total escalated construction and acquisition expenditures in millions of dollars and exclude AFUDC, if applicable. WPL expects the purchase price for the Neenah facility to be based on the book value of the facility on the transfer date.

(b)

Costs represent capitalized expenditures in millions of dollars as of Dec. 31, 2008, including costs recorded in “Construction work in progress” (CWIP) and “Other assets - regulatory assets” on the respective Consolidated Balance Sheets and excluding AFUDC, if applicable. Refer to Note 1(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional details of costs recorded in “Other assets - regulatory assets.”

Whispering Willow - In 2007, IPL acquired approximately 500 MW of wind site capacity in Franklin County, Iowa referred to as the Whispering Willow wind project. In February 2008, IPL received approval from the IUB to construct a wind project with capacity of up to 200 MW, which includes a return on common equity of 11.7% and a 25-year depreciable life. The advanced rate making principles for this project, as approved by the IUB, included a predetermined level, or “cost cap,” for construction costs. If final construction costs for the project exceed this cost cap, IPL will be required to demonstrate the construction costs above the cost cap are prudent and reasonable in order to recover the additional costs in electric rates. In June 2008, Corporate Services, as agent for IPL and WPL, entered into a master supply agreement with Vestas for the purchase of 500 MW of wind turbine generator sets and related equipment. In December 2008, IPL executed project documents pursuant to the master supply agreement for 200 MW of wind turbine generator sets and related equipment for the initial phase of the Whispering Willow wind project, known as the Whispering Willow - East wind project.

Future development of the balance of the wind project will depend on numerous factors such as renewable portfolio standards and availability of wind turbines. As of Dec. 31, 2008, IPL’s capitalized costs related to the additional approximate 300 MW of capacity were $17 million.

Sutherland #4 - The site of the proposed 630 MW coal-fired electric generating facility, which also includes an additional 19 MW equivalent of steam cogeneration for use by nearby industries, is adjacent to the existing Sutherland Generating Station (Sutherland) in Marshalltown, Iowa. In November 2007, IPL, Central Iowa Power Cooperative (CIPCO) and Corn Belt Power Cooperative (Corn Belt) signed a joint operating agreement for joint ownership in the proposed facility. IPL expects to utilize up to 350 MW of output, while CIPCO and Corn Belt will each utilize 100 MW of output. In January 2008, seven participating members of the North Iowa Municipal Electric Cooperative Association entered into agreements for joint ownership in the proposed facility and expect to utilize 16.5 MW of output in aggregate. In January 2009, an additional participating member of the North Iowa Municipal Electric Cooperative Association entered into an agreement for joint ownership in the proposed facility and expects to utilize 5 MW of output. The cost estimate for Sutherland #4 of $1.2 billion to $1.3 billion noted in the table above reflects IPL’s utilization of 350 MW of output or approximately $3,500 per kilowatt, excluding AFUDC. IPL selected KBV Sutherland Power Constructors, a joint venture between Black and Veatch Construction, Inc. and Kiewit Power Constructors Company, to provide engineering, procurement and construction services for the proposed expansion. The proposed facility would utilize super critical pulverized coal technology and a hybrid coal and biomass fuel capability.

In August 2008, IPL received final approval from the IUB, subject to certain conditions, for IPL’s siting certificate application for the proposed facility. These certain conditions include: 1) IPL to periodically review the viability of carbon capture and sequestration technology for the proposed facility with the IUB; 2) IPL to ensure 5% of the facility’s heat input value is produced from biomass within two years of commercial operation and 10% of the heat input value is produced from biomass within five years of commercial operation; and 3) IPL to own or have rights to 500 MW of Iowa renewable generating capacity and associated energy production by 2013, with that amount increasing by 60 MW per year to a total of 800 MW by 2018, and thereafter increasing by 80 MW per year to a total of 1,600 MW of Iowa renewable generating capacity and associated energy production by 2028. These targets are based on the amount of wind generation capacity (assuming an average 40% capacity factor) that would be required to supply 10% of IPL’s forecasted annual energy in 2013, 15% in 2018, and 23% in 2026. The results achieved toward the 5% and 10% biomass fuel input requirements described above will be allowed to satisfy part of IPL’s renewable capacity requirement in the IUB’s approval. The IUB’s decision to grant certification for construction is also contingent upon IPL receiving all necessary regulatory approvals and permits related to the proposed facility, including approval of an air permit. IPL expects to receive a decision from the Iowa Department of Natural Resources (DNR) on its air permit for the proposed facility in the second quarter of 2009.

In February 2009, IPL received a written order from the IUB concerning its ratemaking principles request filed in March 2008. In its decision, the IUB established a return on common equity of 10.1% and cost cap of $2,816 per kilowatt, excluding AFUDC, for the project. IPL requested a return on common equity of 12.55% and cost cap of $3,483 per kilowatt, excluding AFUDC, in its March 2008 filing. IPL’s ratemaking principles request also included the following proposed changes to its generation fleet to permanently reduce greenhouse gas (GHG) emission:

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

These proposals, together with the impact of IPL’s energy efficiency programs and Whispering Willow - East wind project, are projected to result in reductions in GHG emissions that more than offset the GHG emissions from Sutherland #4. These proposed changes to IPL’s generating fleet are contingent upon IPL and its partners completing the Sutherland #4 project.

IPL plans to review the IUB’s written order with its joint partners involved in the project to determine whether to proceed with the project. A decision on the project will likely be announced in March 2009.

Neenah Energy Facility - In September 2008 and April 2008, WPL received approval from FERC and the PSCW, respectively, to purchase Resources’ 300 MW, simple-cycle, dual-fueled (natural gas/diesel) electric generating facility in Neenah, Wisconsin. WPL intends to replace the output currently obtained under the RockGen Energy Center (RockGen) PPA with output from NEF. WPL currently plans to acquire NEF effective June 1, 2009, which coincides with the expected termination of WPL’s RockGen PPA scheduled for May 31, 2009.

Bent Tree - In April 2008, WPL announced it entered into a letter of intent to purchase a 400 MW wind project site in Freeborn County, Minnesota. WPL currently anticipates the purchase of the site to be complete in the first half of 2009. In June 2008, WPL filed a CPCN application with the PSCW and a Certificate of Need application with the Minnesota Public Utilities Commission (MPUC) to develop 200 MW of this capacity beginning in 2009. In June 2008, WPL also filed a Site Permit application with the MPUC for a multi-phase 400 MW facility, with the first phase consisting of a 200 MW wind project beginning in 2009. In September 2008, the PSCW determined that the CPCN statute does not apply to out-of-state projects and that the Bent Tree wind project will be processed under the Certificate of Authority (CA) statute. WPL expects the PSCW to issue a ruling on its application in the second quarter of 2009. WPL also expects the MPUC to issue a decision on the Site Permit and Certificate of Need applications in the second quarter of 2009. In June 2008, Corporate Services, as agent for IPL and WPL, entered into a master supply agreement with Vestas for the purchase of 500 MW of wind turbine generator sets and related equipment. WPL anticipates utilizing 200 MW of wind turbine generator sets and related equipment under the master supply agreement for the initial phase of the Bent Tree wind project. WPL expects to use traditional rate making procedures for the recovery of and return on its capital costs for the 200 MW of capacity. The expected commercial operation date is subject to the timing of pending regulatory approvals, completion of the purchase of the site and execution of a transmission interconnect agreement. Future development of the balance of the wind project will depend on numerous factors such as renewable portfolio standards and availability of wind turbines.

Riverside Energy Center (Riverside) - WPL has a PPA with a subsidiary of Calpine Corporation related to Riverside that extends through May 31, 2013 and provides WPL the option to purchase Riverside at the end of the PPA term. For planning purposes, WPL is currently assuming it will exercise its option to purchase Riverside, a 600 MW natural-gas fired electric generating facility in Beloit, Wisconsin, to replace the output currently obtained under the PPA.

Multi-emission Compliance Plan - Alliant Energy, IPL and WPL have developed multi-emission compliance plans to ensure cost effective compliance with current and proposed environmental regulations expected to significantly reduce future emissions of NOx, SO2 and mercury at their generating facilities. Details of these current and proposed environmental regulations are discussed in “Liquidity and Capital Resources - Environmental.” The current multi-emission compliance plan for IPL and WPL include investments in air pollution controls for their respective electric generating facilities as well as purchases of emission allowances. Alliant Energy, IPL and WPL review and update, as deemed necessary and in accordance with regulatory requirements, their multi-emission compliance plans to address various external factors. Some of these external factors include regulatory decisions regarding proposed air pollution control projects, developments related to environmental regulations, availability and cost effectiveness of different emission reduction technologies, market prices for emission allowances, market conditions for obtaining financings and federal and state tax incentives. The following provides details of capital expenditure estimates for air pollution control projects included in Alliant Energy, IPL’s and WPL’s current multi-emission compliance plans (in millions):

Emissions	Primary	Current Estimated Capital Expenditures
Controlled	Technology (a)	2009	2010	2011	2012 - 2019	Total
IPL:
Mercury	Baghouse/Carbon Injection	$65	$25	$80	$215-$255	$385-$425
NOx	Selective Catalytic Reduction	35	15	--	170-210	220-260
SO2	Scrubber	--	--	--	230-270	230-270
		100	40	80	615-735	835-955

WPL:
Mercury	Baghouse/Carbon Injection	10	80	135	285-325	510-550
NOx	Selective Catalytic Reduction	20	80	70	50-70	220-240
SO2	Scrubber	5	40	105	90-130	240-280
		35	200	310	425-525	970-1,070

Alliant Energy		$135	$240	$390	$1,040-$1,260	$1,805-$2,025

These capital expenditure estimates represent IPL’s or WPL’s respective portion of the total escalated capital expenditures and exclude AFUDC, if applicable. Resources’ capital expenditures are not expected to be significant at its two Wisconsin natural-gas fired generating facilities that will be subject to CAIR compliance requirements. Capital expenditure estimates are subject to change based on future changes to plant specific costs of air pollution control technologies and air quality rules.

(a)

Baghouse/Carbon Injection is a post-combustion process that injects carbon particles into the stream of gases leaving the generating facility boiler to facilitate the capture of mercury in filters or bags. A baghouse / carbon injection process can remove more than 85% of mercury emissions.

Selective Catalytic Reduction (SCR) is a post-combustion process that injects ammonia or urea into the stream of gases leaving the generating facility boiler to convert NOx emissions into nitrogen and water. The use of a catalyst enhances the effectiveness of the conversion enabling NOx emissions reductions of up to 90%.

Scrubber is a post-combustion process that injects lime or lime slurry into the stream of gases leaving the generating facility boiler to remove SO2 and capture it in a solid or liquid waste by-product. A scrubber typically removes more than 90% of the SO2 emissions regardless of generating facility boiler type or design.

Air Pollution Control Projects Under Construction

Lansing Generating Station Unit 4 (Lansing Unit 4) - In 2008, IPL announced plans to install a SCR system and baghouse at Lansing Unit 4 to reduce NOx and mercury emissions, respectively, at the generating facility. The SCR system for Lansing Unit 4 was included in IPL’s Amended EPB approved by the IUB in November 2007. The baghouse for Lansing Unit 4 was included in IPL’s EPB approved by the IUB in October 2008. Total capital expenditures, excluding AFUDC, for the Lansing Unit 4 air pollution controls are currently estimated to be $195 million ($100 million for controls to reduce NOx and $95 million for controls to reduce mercury). As of Dec. 31, 2008, Alliant Energy and IPL had $40 million of capitalized expenditures for the SCR system at Lansing Unit 4 recorded in “CWIP” on their respective Consolidated Balance Sheets. Remaining capital expenditures for Lansing Unit 4’s air pollution controls are included in the above estimates for Alliant Energy’s and IPL’s multi-emission compliance plans. The SCR system and baghouse at Lansing Unit 4 are expected to be completed by the second quarter of 2010.

Air Pollution Control Projects Submitted for PSCW Approval

Nelson Dewey - In 2007, WPL filed a construction application with the PSCW to install a scrubber and baghouse at the two existing units at Nelson Dewey to reduce SO2 and mercury emissions, respectively, at the generating facility. Total capital expenditures, excluding AFUDC, for the Nelson Dewey air pollution controls are currently estimated to be $200 million ($80 million for controls to reduce SO2 and $120 million for controls to reduce mercury) and are included in the above estimates for Alliant Energy’s and WPL’s multi-emission compliance plans.

Edgewater Generating Station Unit 5 (Edgewater Unit 5) - In the fourth quarter of 2008, WPL filed a construction application with the PSCW to install a SCR system at Edgewater Unit 5 to reduce NOx emissions at the facility. Total capital expenditures, excluding AFUDC, for the SCR at Edgewater Unit 5 are currently estimated to be $115 million and are included in the above estimates for Alliant Energy’s and WPL’s multi-emission compliance plans.

RATES AND REGULATORY MATTERS

Overview - Alliant Energy has two utility subsidiaries, IPL and WPL. Alliant Energy’s utility subsidiaries are subject to federal regulation by FERC, which has jurisdiction over wholesale electric rates, electric transmission and certain natural gas facilities, and state regulation in Iowa, Wisconsin and Minnesota for retail utility rates and standards of service. Such regulatory oversight also covers IPL’s and WPL’s plans for construction and financing of new generation facilities and related activities.

Utility Rate Cases - Details of Alliant Energy’s rate cases impacting its historical and future results of operations are as follows (dollars in millions; Electric (E); Gas (G); Not Applicable (N/A); To Be Determined (TBD); Fuel-related (F-R); Fourth Quarter (Q4)):

						Final		Return
				Interim	Interim	Increase	Final	on
	Utility	Filing	Increase	Increase	Effective	(Decrease)	Effective	Common
Rate Case	Type	Date	Requested	Granted (a)	Date	Granted (a)	Date	Equity
WPL:
2008 Retail (F-R)	E	Mar-08	$16	$16	Apr-08	N/A	N/A	N/A
2009/2010 Retail	E/G	Feb-08	92	N/A	N/A	($4)	Jan-09	N/A
2008 Retail	E	Apr-07	26	N/A	N/A	26	Jan-08	N/A
2007 Wholesale	E	Sep-06	(b)	(b)	(b)	(b)	Jun-07	10.90%
2007 Retail	E/G	Mar-06	96	N/A	N/A	34	Jan-07	10.80%
2005 Retail (F-R)	E	Aug-05	96	96	Q4 ‘05	54	Sep-06	N/A
IPL:
2005 MN Retail	E	May-05	5	3	Jul-05	1	May-06	10.39%
(a)	Interim rate relief is implemented, subject to refund, pending determination of final rates. The final rate relief granted replaces the amount of interim rate relief granted.
(b)	Refer to “WPL’s 2007 Wholesale Rate Case” below for additional information.

WPL’s 2008 Fuel-related Retail Rate Case - In March 2008, WPL filed a request with the PSCW to increase annual retail electric rates by $16 million to recover anticipated increased electric fuel and purchased energy costs (fuel-related costs). Actual fuel-related costs through February 2008, combined with projections of continued higher fuel-related costs for the remainder of 2008, significantly exceeded the amounts being recovered in retail electric rates at the time of the filing. In the second quarter of 2008, WPL received an order from the PSCW authorizing the requested $16 million interim increase, subject to refund, effective in April 2008.

Fuel-related costs incurred by WPL in 2008 subsequent to the implementation of the interim rate increase were significantly lower than anticipated resulting in refunds owed to its retail electric customers. In January 2009, WPL received approval from the PSCW to pay an $18 million interim refund to retail electric customers in the first quarter of 2009. In February 2009, WPL also filed a final fuel refund report, including interest less the interim refund amount, resulting in a final residual refund of $5 million in addition to the interim refund. Pending PSCW approval, WPL will refund the remaining $5 million, including interest, in the second quarter of 2009. As of Dec. 31, 2008, WPL reserved $23 million, including interest, for refunds anticipated to be paid to its retail electric customers based upon its estimate of the final order. WPL anticipates receiving the final order from the PSCW in the first quarter of 2009 and completing any remaining refunds in the second quarter of 2009.

WPL’s 2009/2010 Retail Rate Case - In February 2008, WPL filed a request with the PSCW to increase current retail electric rates by $93 million, or approximately 9%, and reduce current retail gas rates by $1 million, or approximately 1%, effective Jan. 1, 2009. The electric request was based on a 2009 test year with approval to reopen the case to address limited cost drivers for 2010. The electric request reflected recovery for increased projected spending on electric generation infrastructure, environmental compliance and stewardship, enhanced investment in renewable energy projects, stepped-up customer energy efficiency and conservation efforts, and related electric transmission and distribution costs. The gas request was based on an average of 2009 and 2010 projected costs. The request was based on the previously authorized return on common equity of 10.80%.

Through the course of the PSCW audit, the 2009 request was updated for various new cost estimates and removal of capital projects that had not yet been approved by the PSCW. These projects include Bent Tree, Nelson Dewey #3 (subsequently rejected by the PSCW in December 2008) and various environmental compliance projects. Any projects that receive approval in 2009 are expected to be included in a planned 2010 test year base rate case. In December 2008, WPL and major intervenors in the case reached a stipulated agreement on electric and gas rate changes for 2009. The parties agreed to hold retail electric rates flat and decrease retail gas rates by $4 million. The stipulated agreement also included a provision that authorizes WPL to defer, and record carrying costs on, the retail portion of pension and benefit costs in excess of $4 million, any change in the retail portion of network wheeling costs charged by ATC that is different than $82 million and any change in the retail portion of emission allowance expense that is different than $2 million. In addition, the stipulated agreement included the recovery of $9 million over a two-year period for pre-certification costs related to the Nelson Dewey #3 project that had been incurred through December 2007. Lastly, the stipulated agreement provides an option for WPL to file for a full 2010 test year rate case, instead of the limited reopener that was part of the original rate case filing. The PSCW approved the stipulations in December 2008.

WPL’s 2008 Retail Rate Case - In April 2007, WPL filed a request with the PSCW to reopen its 2007 retail rate case for the limited purpose of increasing electric retail rates in an amount equal to deferral credits that were fully amortized on Dec. 31, 2007. WPL also requested clarification that it is authorized to record AFUDC on all CWIP balances in excess of the CWIP balance included in the 2007 test year. In November 2007, the PSCW issued a final written order approving an annual electric retail rate increase of $26 million effective Jan. 1, 2008 and approving WPL’s requested clarification regarding AFUDC and CWIP.

WPL’s 2007 Wholesale Rate Case - In December 2006, WPL received an order from FERC authorizing an interim rate increase, subject to refund, effective June 1, 2007 related to WPL’s request to implement a formula rate structure for its wholesale electric customers. In February 2008, final written agreements were filed with FERC that contained a settlement between WPL and its wholesale customers, of the issues identified in WPL’s filing requesting the formula rate structure. In August 2008, FERC approved the settlement and the implementation of settlement rates effective June 1, 2008. During the period the interim rate increase was effective from June 1, 2007 to May 31, 2008, WPL over-recovered $10 million, including interest, from its wholesale customers. In September 2008, WPL refunded the $10 million to its wholesale electric customers.

WPL’s 2007 Retail Rate Case - In January 2007, WPL received an order from the PSCW approving a net increase in electric and gas retail rates of $34 million effective in January 2007. The final increase granted was lower than the increase requested largely due to a decrease in forecasted fuel and purchased energy costs for the 2007 test period. The PSCW approval included a regulatory capital structure with 54% equity (compared to 59% requested), a return on common equity of 10.80% (compared to 11.20% requested) and lengthened certain regulatory asset amortization periods. The regulatory capital structure approved by the PSCW was determined by adjusting WPL’s financial capital structure by approximately $200 million (compared to $330 million requested) of imputed debt largely from the Kewaunee Nuclear Power Plant (Kewaunee) and Riverside PPAs. The lower imputed debt adjustment than requested was primarily the result of the PSCW denying WPL’s request to include the Sheboygan Falls Energy Facility (SFEF) lease in the regulatory capital structure calculation. In addition, as a result of a PSCW audit of plant costs, the PSCW determined that WPL should have used an after-tax AFUDC rate instead of a pre-tax AFUDC rate. WPL has made the required entries in 2007 to reflect this change and will record AFUDC at the after-tax rate for future retail jurisdiction construction projects.

Pursuant to the January 2007 order, WPL was allowed recovery of a portion of the previously deferred loss associated with the sale of Kewaunee in July 2005 and recovery of previously deferred costs associated with the extension of the unplanned outage at Kewaunee prior to the sale. The PSCW order included recovery of $23 million of these deferred costs through increased retail electric rates charged by WPL over a two-year recovery period ending December 2008.

The January 2007 PSCW order also approved modifications to WPL’s gas performance incentive sharing mechanism. Beginning in 2007, 35% of all gains and losses from WPL’s gas performance incentive sharing mechanism were to be retained by WPL, with the remaining 65% refunded to or recovered from customers. The January 2007 PSCW order also directed WPL to work with PSCW staff to help the PSCW determine if it may be necessary to reevaluate the current benchmarks for WPL’s gas performance incentive sharing mechanism or explore a modified one-for-one pass through of gas costs to retail customers. In October 2007, the PSCW issued an order providing WPL the option to choose to utilize a modified gas performance incentive sharing mechanism or switch to a modified one-for-one pass through of gas costs to retail customers using benchmarks. WPL evaluated the alternatives and chose to implement the modified one-for-one pass through of gas costs, which became effective Nov. 1, 2007.

In May 2007, WPL notified the PSCW that its actual average fuel-related costs for the month of March 2007 had fallen below the monthly fuel monitoring range set in WPL’s 2007 retail rate case and that projected average fuel-related costs for 2007 could be below the annual monitoring range to an extent that would warrant a decrease in retail electric rates. WPL’s notification also included a request for the PSCW to set WPL’s retail electric rates subject to refund. In June 2007, the PSCW issued an order approving WPL’s request to set retail electric rates subject to refund effective June 1, 2007. In August 2007, WPL received approval from the PSCW to refund to its retail electric customers any over-recovery of retail fuel-related costs during the period June 1, 2007 through Dec. 31, 2007. As of Dec. 31, 2008, WPL estimated the over-recovery of retail fuel-related costs during this period to be $22 million, including interest. WPL refunded to its retail electric customers $4 million in 2007 and $16 million in 2008. As of Dec. 31, 2008, WPL reserved $2 million for the remaining refund amounts, including interest, anticipated to be paid to its retail electric customers in the second quarter of 2009. WPL expects to receive the PSCW’s decision on the remaining refund amount in the first quarter of 2009.

WPL’s 2005 Fuel-related Retail Rate Case - In September 2006, the PSCW approved a settlement agreement submitted by WPL and intervenors that established final fuel-related retail rates at a level reflective of actual fuel costs incurred from July 1, 2005 through June 30, 2006. The approval also allowed previously deferred, incremental purchased power energy costs associated with coal conservation efforts at WPL due to coal delivery disruptions to be included in the actual fuel costs and resolved all issues in the rate case regarding risk management activities and forecasting methodologies. WPL refunded $36 million to customers in October 2006 related to amounts collected in excess of final rates through June 2006. As part of the settlement, WPL also agreed to refund any over-collection of fuel costs in the second half of 2006. In June 2007, the PSCW approved a $3 million refund, including interest, to WPL’s retail customers related to the over-collection of retail fuel-related costs during the second half of 2006. WPL completed the refund in August 2007.

Planned Utility Rate Cases in 2009 - IPL expects to file an Iowa retail electric rate case in March 2009 based on a 2008 historical test period. The key drivers for the filing include recovery of investments in reliability and emissions controls, anticipated increases in electric transmission service expenses and retirement plan costs, known changes in retail electric demand and expenditures associated with the winter storms in 2007 and severe flooding in 2008. Any rate changes are expected to be implemented in two phases with interim rates effective approximately 10 days after the filing and final rates effective approximately nine months later.

WPL expects to file a retail electric and gas rate case in April 2009 based on a 2010 forward-looking test period. The key drivers for the filing include recovery of investments in reliability and emissions controls, deferred retirement plan costs and changes in retail electric demand forecasts as a result of the economy. WPL also expects the rate case to address various policy initiatives such as electric and gas decoupling for residential and small commercial customers, expanded energy efficiency initiatives and incentive mechanisms for managing gas commodity costs. Any rate changes granted are expected to be effective in January 2010. WPL does not plan to request emergency rate relief for 2009.

Other Utility Rate Case Information - With the exception of recovering a return on additions to IPL’s and WPL’s infrastructure, a significant portion of the rate increases included in the above table reflect a reduction in the amortization of deferred credits or the recovery of increased costs incurred or expected to be incurred by IPL and WPL. Thus, increases in revenues from rate increases are not expected to result in a significant increase in net income to either IPL or WPL, as applicable.

Authorized Return on Equity - At Dec. 31, 2008, IPL’s and WPL’s most recently authorized return on common equity for each of its key jurisdictions were as follows:

	Authorized		Authorized
	Return on		Return on
IPL’s Jurisdictions	Common Equity	WPL’s Jurisdictions	Common Equity
Iowa retail (IUB):		Wisconsin retail (PSCW):
Electric - Emery generation project	12.23%	Electric	10.80%
Electric - Other	10.70%	Gas	10.80%
Gas	10.40%	Wholesale (FERC):
Minnesota retail (MPUC):		Electric	10.90%
Electric	10.39%
Gas	10.80%

Rate Making Principles for New Electric Generating Facilities - Iowa and Wisconsin each have laws (HF 577 in Iowa and Act 7 in Wisconsin) that allow a public utility that proposes to purchase or construct an electric generating facility in its respective state to apply to its state regulatory commission for an order that specifies in advance the rate making principles that the state regulatory commission will apply to certain electric generating facility costs in future rate making proceedings. Both of these laws are designed to give utilities in these states more regulatory certainty, including providing utilities with a fixed rate of return and recovery period for these investments, when financing electric generation projects. However, the regulatory approval process to build new generation is different between the state jurisdictions as noted below. IPL and WPL may utilize the rate making principles included in HF 577 and Act 7, respectively, for some of the electric generation facilities included in Alliant Energy’s utility generation plan. Refer to “Strategic Overview - Utility Generation Plan” for additional details of Alliant Energy’s utility generation plan including discussion of the PSCW’s May 2007 decision regarding WPL’s application for advance rate making principles for its Cedar Ridge wind project (WPL subsequently did not accept the PSCW’s decision), the IUB’s February 2008 decision regarding IPL’s application for advance rate making principles for its 200 MW Whispering Willow - East wind project and the IUB’s February 2009 decision regarding IPL’s application for advance rate making principles for its proposed coal-fired generating facility in Marshalltown, Iowa. WPL expects to use traditional rate making procedures for the recovery of and return on its capital costs for the 200 MW Bent Tree wind project.

Iowa - Under HF 577 in Iowa, the IUB is required to issue, prior to the start of construction, advance rate making principles for certain electric generating facilities located in Iowa including new base-load (primarily defined as nuclear or coal-fired generation) facilities with a capacity of 300 MW or more, combined-cycle natural gas-fired facilities of any size and renewable generating resources, such as wind facilities, of any size. The ratemaking principles proceeding can be filed simultaneously or separately from the utility’s application for an IUB-issued generating facility Certificate of Public Convenience, Use and Necessity (GCU Certificate). A GCU Certificate is required for construction approval of any new electric generating facility located in Iowa with 25 MW or more of capacity. The IUB’s advance rate making principles decision will be applied to the facility’s construction, unless the utility withdraws its GCU Certificate application. The IUB shall issue the advance rate making principles if the IUB finds that the requesting utility has an energy efficiency plan in effect and that the utility has demonstrated that the generating facility is reasonable when compared to other feasible alternative sources of supply.

Wisconsin - Under Act 7 in Wisconsin, a utility seeking to construct an electric generating facility has the option to seek advance rate making treatment for that facility. A Wisconsin utility therefore is not obligated to file for advance rate making principles. Also, under Act 7 a utility can proceed with an approved project under traditional rate making if the terms of the PSCW order on the advance rate making principles are viewed as unsatisfactory to the utility. A CA application is required to be filed with the PSCW for the construction approval of any new electric generating facility located in Wisconsin with a capacity of less than 100 MW or any new electric generating facility located outside of Wisconsin. A CPCN application is required to be filed with the PSCW for construction approval of any new electric generating facility located in Wisconsin with a capacity of 100 MW or more. In both situations, construction may not commence until the PSCW has granted approval based on a finding that the project is in the public interest. In addition, WPL’s ownership and operation of electric generating facilities located outside of Wisconsin to serve Wisconsin customers is subject to retail utility rate regulation by the PSCW.

AFUDC - New electric generating facilities require large outlays of capital and long periods of time to construct resulting in significant financing costs. Financing costs incurred by utilities during construction are generally included as part of the CWIP cost of the new generating facility through AFUDC rates as approved by the applicable regulatory commission. In December 2008, the PSCW issued its written order for WPL’s 2009/2010 retail electric rate case which authorizes WPL to record AFUDC on all CWIP balances in excess of the CWIP balances used to determine settlement rates in the 2009 test year. General rate making principles provide IPL and WPL the ability to recover AFUDC as depreciation expense after the asset is placed in service.

Preliminary Survey and Investigation Charges and Pre-construction Expenditures - New electric generating facilities require material expenditures for planning, siting, engineering studies and other activities, which must be undertaken prior to receiving approval from regulatory commissions to begin construction. These expenditures commonly called preliminary survey and investigation charges are generally recorded as “Regulatory assets” on the Consolidated Balance Sheet for large generating facility projects in accordance with FERC regulations. In Wisconsin, the retail portion of these amounts is expensed immediately, unless otherwise authorized by the PSCW. However, since these amounts are material for WPL’s Cedar Ridge wind project, WPL’s proposed Nelson Dewey #3 generating unit and WPL’s Clean Air Compliance Program (CACP) projects, WPL requested and received deferral accounting approval to record the retail portion of these costs as “Regulatory assets” on the Consolidated Balance Sheet. In the fourth quarter of 2008, the PSCW denied continuation of the Nelson Dewey #3 generating unit project. As a result, no material additional costs for this project are expected to be deferred.

In addition to the expenditures noted above, certain projects needing regulatory approval may also require that payments for long-lead materials be incurred prior to project approval in order to meet anticipated completion schedules. These expenditures have been identified as pre-construction expenditures by IPL and WPL. For WPL, the retail portion of pre-construction expenditures for the projects described in the previous paragraph has also been approved for deferral as regulatory assets. All remaining pre-construction expenditures for both IPL and WPL are recorded as “Regulatory assets” on their respective Consolidated Balance Sheets.

For IPL, amounts deferred and recorded as preliminary survey and investigation charges do not include any accrual of carrying costs or AFUDC. Upon regulatory approval of the projects, all such amounts included as preliminary survey and investigation charges are transferred to CWIP and begin to accrue AFUDC. IPL anticipates that all such amounts deferred as preliminary survey and investigation charges will be fully recovered in future rates charged to customers.

For WPL, the wholesale portion of amounts deferred and recorded as preliminary survey and investigation charges do not include any accrual of carrying costs or AFUDC. WPL’s retail portion of deferred preliminary survey and investigation charges (commonly referred to as pre-certification expenditures) and pre-construction expenditures include accrual of carrying costs as prescribed in the approved deferral order. Upon regulatory approval of the project, the wholesale portion of deferred preliminary survey and investigation charges as well as all pre-construction expenditures are transferred to CWIP and begin to accrue AFUDC. The retail portion of deferred preliminary survey and investigation charges or pre-certification expenditures remain as regulatory assets until they are approved for inclusion in revenue requirements and amortized to expense. WPL believes amounts currently deferred as either preliminary survey and investigation expenditures or pre-construction expenditures are probable of recovery from customers through changes in future rates. WPL is currently recovering through retail rates the amounts for the Cedar Ridge wind project and a portion of the Nelson Dewey #3 pre-certification expenditures. Remaining deferred amounts for Nelson Dewey #3 and the CACP projects have not yet been included in rates charged to customers.

Refer to “Strategic Overview - Utility Generation Plan” and Note 1(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional details on these costs.

Utility Fuel Cost Recovery - IPL’s retail and wholesale electric and retail gas tariffs and WPL’s wholesale electric and retail gas tariffs provide for subsequent adjustments to its rates for changes in commodity costs thereby mitigating price risk for prudently incurred commodity costs. Such rate mechanisms significantly reduce commodity price risk associated with IPL’s retail and wholesale electric margins, IPL’s retail gas margins, WPL’s wholesale electric margins and WPL’s retail gas margins. WPL’s retail electric margins, however, are more exposed to the impact of changes in commodity prices due largely to the current retail recovery mechanism in place in Wisconsin for fuel-related costs as discussed below.

WPL’s Retail Electric Fuel-related Cost Recovery Mechanism - WPL’s retail electric rates are based on forecasts of forward-looking test periods and include estimates of future monthly fuel-related costs (includes fuel and purchased power energy costs) anticipated during the test period. During each electric retail rate proceeding, the PSCW sets fuel monitoring ranges based on the forecasted fuel-related costs used to determine rates in such proceeding. If WPL’s actual fuel-related costs fall outside these fuel monitoring ranges, the PSCW can authorize an adjustment to future retail electric rates.

The fuel monitoring ranges set by the PSCW include three different ranges based on monthly costs, cumulative costs and annual costs during the test period. In order for WPL to be authorized to file for a proceeding to change rates related to fuel-related costs during the test period, WPL must demonstrate: a) that either 1) any actual monthly costs during the test period exceeded the monthly ranges or 2) the actual cumulative costs to date during the test period exceeded the cumulative ranges; and b) that the annual projected costs (that include cumulative actual costs) for the test period also exceed the annual ranges. WPL, the PSCW or any other affected party may initiate a proceeding to change rates due to changes in fuel-related costs during the monitoring period based on the above criteria. In December 2008, the PSCW approved an order continuing WPL’s fuel cost monitoring ranges of plus or minus 8% for the monthly range; for the cumulative range, plus or minus 8% for the first month, plus or minus 5% for the second month, and plus or minus 2% for the remaining months of the monitoring period; and plus or minus 2% for the annual range.

The PSCW attempts to authorize, after a required hearing, interim fuel-related rate increases within 21 days of notice to customers. Any such change in rates would be effective prospectively and would require a refund with interest at the authorized return on common equity if final rates are determined to be lower than interim rates approved. Rate decreases due to reductions in fuel-related costs can be implemented without a hearing. The rules also include a process whereby Wisconsin utilities can seek deferral treatment of emergency changes in fuel-related costs between fuel-related or base rate cases. Such deferrals would be subject to review, approval and recovery in future fuel-related or base retail rate cases.

Potential Changes to WPL’s Electric Fuel-related Cost Recovery Mechanism - In February 2007, WPL and certain other investor-owned utilities jointly filed with the PSCW proposed changes to the current retail electric fuel-related cost recovery rules in Wisconsin. The proposal recommends each utility annually file a forecast of total fuel-related costs and sales for the upcoming 12-month period, which will be used to determine fuel-related rates for such period. Any under- or over-collection of actual fuel-related costs, in excess of plus or minus 1%, for a utility during such 12-month period would be reflected in an escrow account, with interest for that utility. The balance of the escrow account at the end of each year would be included in the forecast of total fuel-related costs for the following 12-month period allowing recovery of under-collected costs or refund of over-collected costs in each subsequent year. The proposal also provides the PSCW an opportunity to review the actual fuel-related costs for each 12-month period to ensure the fuel-related costs were prudent. The definition of fuel-related costs would also be expanded to specifically include Midwest Independent Transmission System Operator (MISO) market costs and revenues, emission allowance and trading costs and revenues, renewable resource credit costs and revenues and other variable operation and maintenance costs.

In May 2007, PSCW Commissioners directed PSCW staff to draft proposed new retail electric fuel-related cost recovery rules in Wisconsin similar to the joint utility proposal filed with the PSCW in February 2007. The major differences between the joint utility proposal and the current PSCW staff draft rules include: 1) the PSCW staff draft rules include a plus or minus 2% threshold for changes in rate recovery compared to the 1% level included in the joint utility proposal; 2) the PSCW staff draft rules propose an annual deferral accounting process instead of the monthly escrow accounting proposed by the joint utilities; and 3) the PSCW staff draft rules include an earnings test such that future collection of under collected amounts deferred under these rules may be limited if the individual utility is earning in excess of its authorized return on equity.

In July 2008, PSCW Commissioners voted to formally proceed with the promulgation of new retail electric fuel-related cost recovery rules in Wisconsin that were developed by PSCW staff in 2007. A public hearing and comment period, as well as subsequent legislative committee review, are required before any changes to the current rules could become effective. More recently the PSCW has indicated some desire for statutory changes prior to promulgating revised fuel rules. Alliant Energy expects the fuel cost recovery process will be a subject of both legislative and administrative interest in 2009. WPL is currently unable to predict the final outcome of this initiative.

Recent Regulatory-related Legislative Developments -

Greenhouse Gas Emissions Legislative Developments:

Midwestern GHG Accord (GHG Accord) - In November 2007, several Midwest state Governors (including the Governors of Iowa, Minnesota and Wisconsin) signed the GHG Accord to be carried out through the Midwest Governor’s Association (MGA). Under the GHG Accord, a working group is discussing implementation of a Midwestern GHG Reduction Program that will: 1) establish GHG reduction targets and timeframes consistent with member state targets; 2) develop a market-based and multi-sector cap and trade program to help achieve GHG reductions; 3) establish a system to enable tracking, management, and crediting for entities that reduce GHG emissions; and 4) develop and implement additional steps as needed to achieve the reduction targets, such as a low-carbon fuel standards and regional incentives and funding mechanisms. A proposed cap and trade agreement and comprehensive set of GHG proposals from the MGA will not be available until some time later in 2009. Further legislative and/or regulatory action in each participating state will be necessary to adopt any model rule or to implement other provisions that may be proposed under this GHG Accord. Alliant Energy, IPL and WPL are currently unable to determine what impacts the GHG Accord will have on their future financial condition, results of operations or cash flows.

Iowa - The Iowa General Assembly enacted SF 485 in 2007 and HF 2571 in 2008. This legislation charged the Iowa Climate Change Advisory Council (ICCAC) to issue a report including GHG reduction proposals to the governor and the general assembly by Jan.1, 2009. ICCAC issued its final report in December 2008 including two GHG reduction scenarios. One scenario specified by the enabling legislation would achieve GHG emissions reductions of 1% by 2012, 11% by 2020 and 50% by 2050, from 2005 levels. The second scenario would achieve GHG emission reductions of 3% by 2012, 22% by 2020 and 90% by 2050, from 2005 levels. The final report also recommends 56 policy options for reducing GHG emissions in Iowa. The 2009 Iowa Legislature has received new energy-related documents to review and discuss including: the Iowa Utility Association study on renewable energy potential, the updated and expanded State Energy Independence Plan and the ICCAC report. Also, a legislative Interim Committee on Energy Efficiency issued a report along with various recommendations in December 2008. Legislative actions may be required to implement recommendations from these reports. However, there have been no bills filed at this time. In addition, such actions may be influenced by the outcomes of the GHG Accord. Alliant Energy and IPL are currently unable to determine what impacts these initiatives will have on their future financial condition, results of operations or cash flows.

Wisconsin - In April 2007, Governor Doyle signed Executive Order 191 which created the Wisconsin Task Force on Global Warming. In July 2008, the task force issued its final report containing policy recommendations for state action on climate change. The report contains a series of short- and long-term goals and action items Wisconsin might undertake. Some of these items require legislative action before they can take effect, while others can be implemented by administrative action. Specifically, the final report recommends that Wisconsin GHG emissions return to 2005 levels no later than 2014, a 22% reduction from 2005 levels by 2022 and a 75% reduction from 2005 levels by 2050. The report also includes recommendations for aggressive energy efficiency and conservation policies across the Wisconsin economy, recommended exploration of innovative rate design and demand response programs, and calls for the removal of financial disincentives for utilities to promote and invest in conservation and efficiency. The task force report also recommended increased funding for the Wisconsin efficiency program, Focus on Energy, which is funded by a recoverable percentage of utility gross revenues. In addition, the Wisconsin task force final report recommended that utilities be required to produce 25% of the electricity they generate from renewable energy sources by 2025 (current state law is approximately 10% by 2015). These topics continue to be studied by way of various generic dockets which are currently on going. Regarding the cap and trade policy, the task force concluded that a broadly based, multi-sector, mandatory federal level cap and trade program is strongly preferred. However, it also recommended that Wisconsin work with the MGA to develop a regional cap and trade program. Recommendations from these efforts would likely require legislative action before implementation approaches can be determined. In addition, state efforts may be influenced by the outcomes of the GHG Accord. Alliant Energy and WPL are currently unable to determine what impacts these initiatives will have on their future financial condition, results of operations or cash flows.

Minnesota - In May 2007, an energy-related law (SF 145) was enacted in Minnesota. In conjunction with the renewable energy standards bill (SF 004) enacted in February 2007, SF 145 is intended to reduce Minnesota’s per capita reliance on fossil fuels for energy and reduce emissions that contribute to climate change. SF 145 authorizes a Climate Change Advisory Group to develop a comprehensive GHG reduction action plan to be completed by August 2009. This plan was delivered to the Minnesota legislature for consideration in February 2008. Alliant Energy expects legislation to be introduced for consideration in the regular 2009 session.

SF 145 establishes a statewide goal impacting all sectors, including utilities, to reduce GHG emissions 15% by 2015, 30% by 2025, and at least 80% by 2050, from 2005 levels. SF 145 also includes a provision which would preclude, with certain exceptions, Alliant Energy from the following during the period from Aug. 1, 2009 until a comprehensive GHG reduction plan is enacted: 1) constructing a large energy facility in Minnesota that would contribute to GHG emissions; 2) importing or committing to import from outside Minnesota power from a large facility contributing to GHG emissions; and 3) entering into a long-term PPA of 50 MW or more, or exceeding five years in length, that would increase Minnesota GHG emissions. Carbon reduction projects, including reductions of GHG emissions at existing facilities or purchase of carbon allowances, which offset an equal or greater amount emitted by any of these actions, will result in exemptions from this provision. PPAs and large facility projects filed or entered into before Apr. 1, 2007, are currently exempted from this provision of SF 145. However, the Minnesota legislature may establish limits for these exempted items in the future.

SF 145 also establishes statewide energy conservation and efficiency goals and creates a provision that utilities may file for cost recovery for renewable facilities they own and operate. Utilities are also exempted from the competitive resource acquisition process (competitive bidding) when constructing, owning and operating generation used to comply with SF 004’s renewable energy standards. Alliant Energy and IPL are currently unable to determine what impacts SF 145 will have on their future financial condition, results of operations or cash flows.

Beginning in February 2008, the Minnesota legislature debated whether to mandate expedited action by the state to implement a cap and trade system to help achieve GHG reductions (HF 3195). The bill was amended to only require an economic, environmental and public health impact analysis of the effect a cap and trade system might have on the state and work with the MGA in developing recommendations for regional or state cap and trade proposals. The bill leaves open the possibility that legislation implementing a state-only cap and trade system will be debated in 2009, but the MGA will not have recommendations useful for the 2009 legislative session. In May 2008, the amended version of HF 3195 passed and was signed by the Governor, becoming Chapter 340. Minnesota continues to consider whether to enact a cap and trade system. Alliant Energy and IPL are currently unable to determine what impacts HF 3195 will have on their future financial condition, results of operations or cash flows.

Renewable Energy Standards Legislative Developments:

Iowa - In 1990, a law (1990 Iowa Acts, Chapter 1252, sections 34-37) governing alternate energy production facilities was enacted in Iowa. This law required the IUB to require electric utilities to purchase or wheel electricity from alternate energy or small hydro facilities located in the utilities’ service area. IPL has an obligation to purchase a proportionate share of 105 MW of capacity and associated energy from alternate energy and small hydro production facilities. The law was amended in 2003 (HF 659) to allow electric utilities to own the alternate energy and small hydro production facilities used for compliance with the requirement. Refer to “Strategic Overview - Utility Generation Plan - Generation Projects Under Construction or Pending Regulatory Agency Approvals - Sutherland #4” for discussion of conditions in the Sutherland #4 approval by the IUB in August 2008 that may require certain levels of renewable energy.

Wisconsin - In March 2006, a law (Act 141) governing renewable energy was enacted in Wisconsin. Act 141 commits Wisconsin utilities to a Renewable Portfolio Standard (RPS) using a benchmark of average retail sales of renewable electricity in 2001, 2002 and 2003, which was approximately 3% for WPL. WPL must increase renewable retail electric sales as a percentage of total retail electric sales by two percentage points above this benchmark by 2010 and by six percentage points above this benchmark by 2015. Wisconsin utilities may meet the renewable energy requirements of the RPS with renewable energy generated by the utility, renewable energy acquired under PPAs or the use of renewable resource credits.

Minnesota - In February 2007, a law (SF 004) governing renewable energy was enacted in Minnesota. SF 004 commits certain utilities operating in Minnesota, including IPL, to a Renewable Energy Standard (RES) based on retail electric sales from renewable energy sources as a percentage of total retail electric sales in Minnesota. IPL must meet an RES of 12% by 2012; 17% by 2016; 20% by 2020; and 25% by 2025. Utilities in Minnesota may meet the requirements of the RES with renewable energy generated by the utility, renewable energy acquired under PPAs or the use of renewable resource credits.

Refer to “Strategic Overview - Utility Generation Plan” for discussion of Alliant Energy’s utility generation plan which includes additional supply from wind generation that will contribute towards IPL meeting the RES in Minnesota and WPL meeting the RPS in Wisconsin discussed above. The wind generation proposed by IPL and WPL was selected as an economic source of energy as part of a resource planning process. Each of IPL and WPL will need to add approximately 50 MW of incremental renewable electric supply to their current electric supply portfolio to increase by 1% their respective sales from renewable energy sources as a percentage of their respective total retail electric sales.

Income Tax Legislative Developments:

American Recovery and Reinvestment Bill of 2009 - In February 2009, the ARRB was enacted. The ARRB contains various provisions that are intended to stimulate the economy and provide tax relief to individuals and employers. The most significant provisions of the ARRB for Alliant Energy, IPL and WPL are related to credits available for wind facilities placed in service by Dec. 31, 2012. The bill provides for a choice of the renewable production tax credit over a 10-year period or a 30% investment tax credit based on the qualifying cost of the plant in the year the facility is placed in service. The ARRB also provides a one year extension of 50% bonus depreciation for certain expenditures for property that is acquired or constructed in 2009. Alliant Energy, IPL and WPL are currently evaluating the impacts of ARRB on their financial condition and results of operations. Refer to “Other Matters - Other Future Considerations - Production Tax Credits” for additional details of potential tax credits for IPL’s and WPL’s proposed wind projects.

Wisconsin Senate Bill 62 - In February 2009, SB 62 was enacted. SB 62 contains various provisions intended to reduce the state’s current budget gap. The most significant provision of SB 62 for Alliant Energy and WPL is combined reporting for corporate income taxation in Wisconsin. Alliant Energy and WPL are currently evaluating the impacts of SB 62 on their financial condition, results of operations and cash flows from operations.

Emergency Economic Stabilization Act of 2008 (EESA) - In October 2008, the EESA was enacted. The EESA contains various provisions intended to improve the U.S. economy by restoring confidence in the credit markets and providing tax relief to individuals and businesses. Some of the tax law changes included in the EESA that may provide benefits to Alliant Energy, IPL and WPL include an extension of tax credits for research and development activities and repairs of damaged railroad infrastructure. In January 2009, the PSCW issued an order requiring WPL to defer, with carrying costs at the authorized pre-tax weighted average costs of capital, the revenue requirement impacts resulting from the EESA until future rate proceedings when the impacts are discernable. Alliant Energy, IPL and WPL are currently unable to predict the complete impacts the EESA will have on their financial condition, results of operations and cash flows.

Economic Stimulus Act of 2008 - In February 2008, the ESA was enacted. The ESA contains various provisions that are intended to provide tax relief to individuals and employers. The most significant provision of the ESA for Alliant Energy, IPL and WPL is a 50% bonus tax depreciation deduction for certain expenditures for property that is acquired or constructed in 2008. At Dec. 31, 2008, Alliant Energy, IPL and WPL estimated their related 2008 bonus tax depreciation deduction to be approximately $140 million, $75 million and $65 million, respectively.

Other Legislative Developments:

Worker, Retiree and Employer Recovery Act of 2008 (WRERA) - In December 2008, the WRERA was enacted. The WRERA contains various provisions that are intended to provide relief to individuals and retirement plan sponsors impacted by material losses to their retirement plan assets in 2008. The most significant provision of the WRERA that may impact Alliant Energy, IPL and WPL relates to pension plan funding relief. The WRERA permits pension plan asset values to be smoothed over a 24-month period and eliminates the cliff effect for companies that do not achieve their annual funding targets. Refer to “Liquidity and Capital Resources - Cash Flows - Operating Activities - Pension Plan Contributions” for discussion of anticipated retirement plan contributions by Alliant Energy, IPL and WPL that are expected to meet or exceed the new pension plan funding requirements under WRERA.

Other Recent Regulatory Developments -

IPL’s Clean Air Compliance Projects - In accordance with the Iowa Code, each rate-regulated public utility that is an owner of one or more electric generating facilities fueled by coal and located in the state of Iowa is required to file an EPB at least bi-annually. Filing of annual periodic reports regarding the implementation of IPL’s compliance plan and related budget is also required under a settlement agreement between IPL and the Office of Consumer Advocate (OCA) in Iowa. An EPB provides a utility’s compliance plan and related budget to meet applicable state environmental requirements and federal air quality standards. IUB approval of an EPB demonstrates that the IUB believes the EPB is reasonably expected to achieve cost-effective compliance with applicable state environmental requirements and federal air quality standards.

In October 2008, the IUB approved the most recent EPB filed by IPL in March 2008. In October 2008, IPL also filed its required annual periodic report regarding the implementation of its compliance plan and related budget as contained in IPL’s amended EPB filing approved in November 2007.

Refer to “Strategic Overview - Multi-emission Compliance Plan” for discussion of IPL’s plans to install air pollution controls to reduce NOx and mercury emissions at its Lansing Unit 4. These air pollution control projects were included in IPL’s EPB approved by the IUB in October 2008 and November 2007.

WPL’s Clean Air Compliance Projects - WPL must file a construction application and receive authorization from the PSCW to proceed with any individual clean air compliance project containing estimated project costs of $8 million or more. In March 2007, the PSCW approved the deferral of the retail portion of WPL’s incremental pre-certification and pre-construction costs for current or future clean air compliance rule projects requiring PSCW approval, effective with the request date of November 2006. WPL currently anticipates that such deferred costs will be recovered in future rates and therefore does not expect these costs to have an adverse impact on its financial condition or results of operations. Refer to “Strategic Overview - Multi-emission Compliance Plan” for discussion of WPL’s construction applications filed with the PSCW in 2007 to install air pollution controls to reduce SO2 and mercury emissions at Nelson Dewey and in 2008 to install air pollution controls to reduce NOx at Edgewater Unit 5.

Advanced Metering Infrastructure - AMI technology is expected to improve customer service, enhance energy management initiatives and provide operational savings through increased efficiencies. Alliant Energy currently plans to fully install AMI through a phased approach from 2008 through 2012. In February 2008, the PSCW issued an order approving WPL’s CA application for construction authority for the installation of AMI in Wisconsin. WPL’s capital expenditures for AMI are currently estimated to be $95 million ($75 million for the electric portion and $20 million for the gas portion). IPL also plans to install AMI in its Iowa and Minnesota service territories at an estimated cost of $105 million, conditional upon appropriate cost recovery treatment in its regulatory jurisdictions.

IPL Energy Efficiency Plan (EEP) - In April 2008, IPL filed an EEP for 2009 through 2013 with the IUB. The EEP includes spending approximately $400 million for electrical and natural gas energy efficiency programs in Iowa over the next five years, and aspires to conserve the electric and gas usage equal to that of more than 100,000 homes. In accordance with Iowa statutes and administrative code, each rate-regulated public utility is required to file an EEP every five years. An EEP provides a utility’s plan and related budget to achieve specified levels of energy savings. IUB approval demonstrates that the IUB believes that IPL’s EEP is reasonably expected to achieve cost-effective delivery of the energy efficiency programs. To the extent approved by the IUB, costs associated with executing the EEP are recovered from ratepayers through an additional tariff called an Energy Efficiency Cost Recovery (EECR) factor. The EECR factors are revised annually and include a reconciliation to eliminate any under or over recovery of energy efficiency expenses from prior periods. There are no carrying costs associated with the cost recovery factors. In December 2008, IPL, along with three of the four intervening parties, filed a Joint Motion and Settlement Agreement as a compromise of several disputed issues related to the EEP filed in April 2008. In December 2008, the IUB granted the motion and ordered IPL to implement or design the components of the plan included in the settlement agreement that are no longer under dispute. The IUB also ordered IPL to begin tracking for recovery, the costs associated with implementing or designing the non-disputed components of the plan effective Jan. 1, 2009. An IUB order resolving the remaining contested issues is expected in the second quarter of 2009.

Severe Midwest Flooding - In June 2008, IPL filed a request with the MPUC to defer incremental electric and gas operation and maintenance expenses, including overtime labor and excluding fuel, incurred as a result of the severe Midwest flooding that occurred in its service territory in June 2008. MPUC action on this deferral request is expected in the first quarter of 2009. If approved, recovery of costs would be considered in future regulatory proceedings. IPL is also currently in ongoing discussions with the IUB on estimated costs of the severe Midwest flooding in its service territory and related cost recovery options. At Dec. 31, 2008, IPL had not recognized any assets for the potential recovery in future regulatory proceedings of operation and maintenance expenses being incurred as a result of the severe Midwest flooding.

IPL’s Electric Transmission Assets Sale - In December 2007, IPL completed the sale of its electric transmission assets located in Iowa, Minnesota and Illinois to ITC Midwest LLC (ITC). Upon closing the sale, IPL established a regulatory liability of $89 million pursuant to conditions established by the IUB in September 2007 when they allowed the transaction to proceed. The regulatory liability represents the present value of IPL’s obligation to refund to its customers payments of $13 million per year for eight years beginning in the year IPL’s customers experience an increase in rates related to the transmission charges assessed by ITC. The regulatory liability will earn interest at a rate equivalent to the monthly average U.S. Treasury rate for three-year maturities. During the IUB hearing process, IPL also committed that it would not file for a regulatory capital structure with a common equity ratio in excess of 50% in its next retail electric rate case filed in Iowa.

In October 2007, the OCA in Iowa filed a petition in court seeking judicial review of the IUB’s decision to allow the sale of IPL’s electric transmission assets to proceed. In October 2008, the court ruled against the OCA and upheld the IUB’s order allowing the transmission sale to proceed. In February 2009, the OCA appealed this matter to the Iowa Supreme Court. IPL cannot provide any assurances that further judicial review of the IUB’s decision will be resolved in a satisfactory manner.

In December 2007, the Office of the Attorney General - Small Business and Residential Utilities Division (OAG) filed a request with the MPUC for a Stay and Motion for Reconsideration of the MPUC’s decision approving, with certain conditions, IPL’s request to sell its electric transmission assets. In April 2008, the MPUC issued its decision denying the OAG’s petition for reconsideration. The statutory deadline for seeking judicial review of the MPUC’s order approving IPL’s sale of its electric transmission assets to ITC has passed and no appeal was filed.

In November 2008, IPL filed with FERC for a review of ITC’s proposed transmission rates for 2009, which were higher than IPL had anticipated. Refer to “Other Matters - Other Future Considerations - IPL’s Electric Transmission Service Charges for 2009” for additional information.

MISO Market -

Iowa - In June 2008, the IUB issued an order extending the temporary waiver, which allows all costs and credits incurred by IPL to participate in the MISO market that relate to its Iowa retail customers to be included in IPL’s Iowa energy adjustment clause until June 30, 2010. IPL is working through the regulatory process to establish long-term recovery mechanisms for these costs.

Wisconsin - In August 2007, the PSCW issued an order requiring WPL to discontinue, effective Dec. 31, 2007, the deferral of the retail portion of certain costs incurred by WPL to participate in the MISO market. Beginning Jan. 1, 2008, these MISO costs are subject to recovery through WPL’s retail electric fuel-related cost recovery mechanism. At Dec. 31, 2008, WPL had $10 million of deferred retail costs incurred prior to 2008 to participate in the MISO market that were recognized in “Regulatory assets” on Alliant Energy’s and WPL’s Consolidated Balance Sheet. In December 2008, WPL received approval from the PSCW, as part of the stipulated agreement reached regarding the 2009/2010 retail rate case, to recover the $10 million of deferred retail costs over a two-year period ending Dec. 31, 2010.

WPL Depreciation Study - In February 2008, the PSCW issued an order approving the implementation of updated depreciation rates for WPL effective July 1, 2008 as a result of a recently completed depreciation study. In June 2008, FERC accepted the updated depreciation rates for use in WPL’s wholesale formula rates. Refer to Note 1(e) of Alliant Energy’s “Notes to Consolidated Financial Statements” for details of the depreciation study.

Electric Demand Planning Reserve Margin (PRM) - The PSCW requires WPL to maintain a PRM above its projected annual peak demand forecast to help ensure reliability of electric service to its customers. In October 2008, the PSCW issued an order lowering the PRM requirement from 18.0% to 14.5% for long-term planning (planning years two through 10). The PSCW also determined that the short-term (planning year one) PRM for Wisconsin utilities will follow the PRM established by MISO under Module E - Resource Adequacy Requirements of its Open Access Transmission and Energy Markets Tariff. WPL does not expect the reduction in the PRM to change its current utility generation plan.

Electric Risk Management Plan (ERMP) - In October 2008, the PSCW issued an order approving an ERMP for WPL that expires in December 2010. The ERMP determines hedging options for WPL’s electric operations and which costs of hedging transactions can be included in fuel costs for purposes of cost recovery. The ERMP was developed with the involvement of individuals representing key customer groups as well as PSCW staff, and as proposed, included a number of new elements which would expand WPL’s hedging options, including longer time horizons and greater protections for decisions made to take advantage of unusual market conditions. However, in approving the ERMP, the PSCW added a new limitation that WPL may not hedge more than a cumulative 75% of a future month’s expected open position (expected electric system demand less expected generation and firm purchases) although this limitation may be waived for the month immediately preceding the future month in order to assure reliable provision of service.

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview - “Executive Summary” provides an overview of Alliant Energy’s 2008, 2007 and 2006 earnings and the various components of Alliant Energy’s business. Additional details of Alliant Energy’s 2008, 2007 and 2006 earnings are discussed below.

Utility Electric Margins - Electric margins are defined as electric operating revenues less electric production fuel and purchased power expenses. Management believes that electric margins provide a more meaningful basis for evaluating utility operations than electric operating revenues since electric production fuel and purchased power expenses are generally passed through to customers, and therefore, result in changes to electric operating revenues that are comparable to changes in electric production fuel and purchased power expenses. Electric margins and megawatt-hour (MWh) sales for Alliant Energy were as follows:

	Revenues and Costs (dollars in millions)					MWhs Sold (MWhs in thousands)
	2008	2007	(a)	2006	(b)	2008	2007	(a)	2006	(b)
Residential	$844.7	$847.5	--	$857.1	(1%)	7,664	7,753	(1%)	7,670	1%
Commercial	537.5	535.2	--	549.8	(3%)	6,181	6,222	(1%)	6,187	1%
Industrial	734.7	731.9	--	763.7	(4%)	12,490	12,692	(2%)	12,808	(1%)
Retail subtotal	2,116.9	2,114.6	--	2,170.6	(3%)	26,335	26,667	(1%)	26,665	--
Sales for resale:
Wholesale	201.9	179.8	12%	145.2	24%	3,813	3,547	7%	3,064	16%
Bulk power and other	31.1	56.7	(45%)	68.5	(17%)	983	2,550	(61%)	2,632	(3%)
Other (includes wheeling)	61.4	59.7	3%	58.7	2%	164	167	(2%)	171	(2%)
Total revenues/sales	2,411.3	2,410.8	--	2,443.0	(1%)	31,295	32,931	(5%)	32,532	1%
Electric production fuel expense	424.0	478.9	(11%)	457.6	5%
Purchased power expense:
Energy	419.1	343.9	22%	450.4	(24%)
Capacity	285.7	298.9	(4%)	278.4	7%
Total electric production fuel
and purchased power expense	1,128.8	1,121.7	1%	1,186.4	(5%)
Margins	$1,282.5	$1,289.1	(1%)	$1,256.6	3%

(a) Reflects the % change from 2007 to 2008. (b) Reflects the % change from 2006 to 2007.

2008 vs. 2007 Summary - Electric margins decreased $7 million, or 1%, in 2008, primarily due to $12 million of lower wheeling revenues at IPL largely due to the sale of its electric transmission assets in December 2007, an $11 million reduction in electric margins from the impact of fuel and purchased power energy cost recoveries at WPL, an estimated $10 million reduction in electric margins during 2008 due to the loss of retail sales during electric service outages caused by the severe flooding in IPL’s service territory in June 2008, an estimated $10 million reduction in electric margins from changes in the net impacts of weather conditions and Alliant Energy’s weather hedging activities, $6 million of incremental purchased power capacity costs at IPL during the second half of 2008 for leasing temporary generation to contribute to the reliability of the electric grid in Cedar Rapids, Iowa as a result of damage to infrastructure caused by the severe flooding in June 2008 and lower industrial sales volumes at WPL due to the negative impact the slowing economy in 2008 had on WPL’s large industrial customer demand during such period. These items were partially offset by $16 million of purchased power capacity costs at WPL in 2007 related to a contract that ended in December 2007, a $9 million impact from changes in annual adjustments to unbilled revenue estimates during the second quarter, which is discussed below in “Unbilled Revenue Estimates,” $8 million of lower purchased power capacity costs at WPL in 2008 from its Kewaunee PPA, the loss of retail sales during electric service outages caused by the winter storms in IPL’s service territory in 2007 and an increase in weather-normalized sales at IPL partially due to increased industrial sales to ethanol production facilities in IPL’s service territory.

2007 vs. 2006 Summary - Electric margins increased $33 million, or 3%, in 2007, primarily due to an increase in weather-normalized retail sales volumes, the net impacts of weather conditions and Alliant Energy’s weather hedging activities, and the impact of WPL’s 2007 retail base rate increase, which began in January 2007. These increases were partially offset by the impact of annual adjustments to unbilled revenue estimates during the second quarter, $10 million of higher purchased power capacity costs related to the Duane Arnold Energy Center (DAEC) PPA, the impact of IPL’s and WPL’s sales of their electric distribution properties in Illinois in February 2007 and the loss of retail sales at IPL during the power outages caused by winter storms in 2007. The increase in weather-normalized retail sales volumes was largely due to the negative impact high electric prices and other economic conditions during 2006 had on customer usage during that period and impacts of ethanol industry growth in Alliant Energy’s service territory. The impact of WPL’s 2007 retail base rate increase resulted in retail fuel-related rates exceeding retail fuel-related costs during 2007. The increase in purchased power capacity costs was largely due to one additional month of capacity costs related to the DAEC PPA in 2007 compared to 2006 because the DAEC PPA did not begin until the sale of IPL’s interest in the DAEC was completed in late January 2006.

Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries - Alliant Energy’s electric production fuel and purchased power energy expense increased $20 million, or 2%, and decreased $85 million, or 9%, in 2008 and 2007, respectively, primarily due to changes in commodity prices. The decrease in 2007 was also due to PSCW approval for WPL to record $20 million of previously deferred costs associated with coal conservation efforts due to the coal delivery disruptions in “Electric production fuel and purchased power expense” in 2006. Fuel-related commodity prices in 2006 were higher than 2007 and 2008 as well as historic averages largely due to impacts from natural gas disruption caused by hurricane activity in the Gulf of Mexico in the third quarter of 2005. Due to IPL’s rate recovery mechanisms for fuel-related costs, changes in fuel-related costs resulted in comparable changes in electric revenues and, therefore, did not have a significant impact on IPL’s electric margins. WPL’s rate recovery mechanism for wholesale fuel-related costs also provides for subsequent adjustments to its wholesale electric rates for changes in commodity costs, thereby mitigating impacts of changes to commodity costs on its electric margins.

WPL’s retail fuel-related costs incurred in both 2008 and 2007 were lower than the forecasted fuel-related costs used to set retail rates during such periods. WPL estimates the lower than forecasted retail fuel-related costs increased electric margins by approximately $5 million and $16 million in 2008 and 2007, respectively. WPL’s recovery of fuel-related costs during 2006 did not have a significant impact on its electric margins. The 2008 and 2007 increases in electric margins relate to fuel-related fuel cost recoveries during January 2008 through March 2008 and January 2007 through May 2007, respectively. In accordance with orders received from the PSCW, WPL established reserves for rate refund of $23 million in 2008 and $20 million in 2007 for the estimated refunds related to the over-recovery of retail fuel-related costs during the months of April 2008 through December 2008 and June 2007 through December 2007, respectively. WPL refunded approximately $4 million of these rate refunds to its retail electric customers in 2007 and $16 million in 2008.

Refer to “Other Matters - Market Risk Sensitive Instruments and Positions - Commodity Price Risk” for discussion of risks associated with increased fuel and purchased power energy costs on WPL’s electric margins. Refer to “Rates and Regulatory Matters - Utility Fuel Cost Recovery” and Note 1(h) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information relating to recovery mechanisms for electric fuel and purchased power energy costs including proposed changes to the retail rate recovery mechanism in place in Wisconsin for fuel-related costs.

Impacts of Weather Conditions (excluding the impacts of severe flooding and winter storms in IPL’s service territory) - Estimated increases (decreases) to Alliant Energy’s electric margins from the net impacts of weather and Alliant Energy’s weather hedging activities were as follows (in millions):

	2008	2007	2006
Weather impacts on demand compared to normal weather	($11)	$9	($9)
Gains (losses) from weather derivatives (a)	5	(5)	(5)
Net weather impact	($6)	$4	($14)

(a) Recorded in “Other” revenues in the above table.

Alliant Energy’s electric sales demand is seasonal to some extent with the annual peak normally occurring in the summer months due to air conditioning usage by its residential and commercial customers. Cooling degree days (CDD) data is used to measure the variability of temperatures during summer months and is correlated with electric sales demand. Heating degree days (HDD) data is used to measure the variability of temperatures during winter months and is correlated with electric and gas sales demand. Refer to “Utility Gas Margins - Impacts of Weather Conditions” for details regarding HDD in Alliant Energy’s service territory. CDD in Alliant Energy’s service territories were as follows:

	Actual
CDD (a):	2008	2007	2006	Normal (a)
Cedar Rapids, Iowa (IPL)	583	846	765	779
Madison, Wisconsin (WPL)	538	781	637	642

(a) CDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical CDD.

Alliant Energy typically utilizes weather derivatives based on CDD and HDD to reduce the potential volatility on its margins during the summer months of June through August and the winter months of November through March, respectively. Alliant Energy entered into weather derivatives based on CDD in Cedar Rapids, Iowa and Madison, Wisconsin for the periods June 1, 2008 to Aug. 31, 2008 and June 1, 2007 to Aug. 31, 2007 and weather derivatives based on CDD in Chicago, Illinois for the period June 1, 2006 to Aug. 31, 2006. Alliant Energy entered into weather derivatives based on HDD in Cedar Rapids, Iowa and Madison, Wisconsin for the periods Nov. 1, 2008 to March 31, 2009 and Nov. 1, 2007 to March 31, 2008 and weather derivatives based on HDD in Chicago, Illinois for the periods Nov. 1, 2006 to March 31, 2007.

The weather derivatives utilized for June 1, 2006 to Aug. 31, 2006 did not produce the results expected by Alliant Energy. While CDD had historically been highly correlated between Chicago, Illinois and Alliant Energy’s service territories, this was not the case in 2006 as CDD were 16% above normal in Chicago, Illinois during June 1 to Aug. 31, compared to 12% below normal in Cedar Rapids, Iowa. Alliant Energy estimated this lack of correlation resulted in it incurring losses from the weather derivatives that exceeded by approximately $6 million the positive impact on its demand from the warmer than normal weather conditions during June 1, 2006 to Aug. 31, 2006. In addition, Alliant Energy estimated the impact on demand compared to normal weather during September 2008, 2007 and 2006 (such months were not covered by weather derivatives) was ($2) million (all at IPL), $2 million ($1 million at IPL and $1 million at WPL) and ($6) million (($4) million at IPL and ($2) million at WPL), respectively.

Purchased Power Capacity Costs - Alliant Energy enters into PPAs to help meet the electricity demand of its customers. Certain of these PPAs include minimum payments for IPL’s and WPL’s rights to electric generating capacity. Details of purchased power capacity costs included in the electric margin table above were as follows (in millions):

	2008	2007	2006
DAEC PPA (IPL)	$134	$132	$122
Kewaunee PPA (WPL)	62	70	68
Riverside PPA (WPL)	56	57	53
RockGen PPA (WPL)	16	16	15
Flood-related PPA (IPL) - Summer of 2008 only	6	--	--
Minnesota Power PPA (WPL) - Expired December 2007	--	16	15
Other	12	8	5
Total	$286	$299	$278

At Dec. 31, 2008, the future estimated purchased power capacity costs related to the DAEC (expires in 2014), Kewaunee (expires in 2013), Riverside (expires in 2013) and RockGen (expires in 2009) PPAs were as follows (in millions):

	2009	2010	2011	2012	2013	2014
DAEC PPA (IPL)	$140	$143	$146	$152	$154	$28
Kewaunee PPA (WPL)	74	73	52	60	63	--
Riverside PPA (WPL)	57	57	58	59	17	--
RockGen PPA (WPL)	7	--	--	--	--	--

Unbilled Revenue Estimates - In the second quarter of each year, when weather impacts on electric sales volumes are historically minimal, Alliant Energy refines its estimates of unbilled electric revenues. Adjustments resulting from these refined estimates can increase (e.g. 2008 and 2006) or decrease (e.g. 2007) electric margins reported in the second quarter. Estimated increases (decreases) in Alliant Energy’s electric margins from the annual adjustments to unbilled revenue estimates recorded in the second quarter were as follows (in millions):

	2008	2007	2006
IPL	$3	($2)	$3
WPL	--	(4)	4
Alliant Energy	$3	($6)	$7

Sales Trends – Retail sales volumes in 2008 were impacted by temporary disruptions of electric service associated with severe weather in June 2008. At the peak of the disruptions caused by the severe weather, approximately 40,000 electric customers of IPL were unable to receive service. The most significant impacts of these disruptions on electric sales related to several large industrial customers in Cedar Rapids, Iowa who were unable to receive service after the flood. As of Dec. 31, 2008, IPL had restored service to all customers in its service territory except approximately 2,000 customers that are still not capable of receiving service as a result of damage to their properties caused by the flood.

Wholesale and retail sales volumes in 2008 and 2007 were impacted by IPL’s and WPL’s sales of their respective electric distribution properties in Illinois in February 2007. Prior to these asset sales, electric revenues and MWhs sold to retail customers in Illinois were included in residential, commercial and industrial sales in the electric margin table above. Upon completion of these asset sales, IPL and WPL entered into separate wholesale agreements to continue to provide electric service to their former retail customers in Illinois. Electric revenues and MWhs sold under these wholesale agreements are included in wholesale sales in the electric margin table above. The lower pricing for wholesale customers as compared to retail customers resulted in a decrease to electric margins following the sale of the electric distribution properties in Illinois.

Bulk power and other revenue changes were largely due to changes in revenues from sales in the wholesale energy market operated by MISO. These changes are impacted by several factors including the availability of Alliant Energy’s generating facilities and electricity demand within MISO. Changes in bulk power and other sales revenues were largely offset by changes in electric production fuel and purchased power expense and therefore did not have a significant impact on electric margins.

Refer to “Other Matters - Other Future Considerations - Electric Sales Projections” for discussion of retail electric sales projections expected to be influenced by the current economic conditions, new cogeneration facilities being constructed by one of IPL’s industrial customers and ethanol production facilities in Alliant Energy’s service territories.

Utility Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold are generally passed through to customers, and therefore, result in changes to gas operating revenues that are comparable to changes in cost of gas sold. Gas margins and dekatherm (Dth) sales for Alliant Energy were as follows:

	Revenues and Costs (dollars in millions)					Dths Sold (Dths in thousands)
	2008	2007	(a)	2006	(b)	2008	2007	(a)	2006	(b)
Residential	$385.0	$348.6	10%	$342.8	2%	30,630	28,137	9%	26,406	7%
Commercial	240.5	199.0	21%	198.8	--	22,461	19,417	16%	18,707	4%
Industrial	51.1	39.4	30%	38.7	2%	5,558	4,694	18%	4,498	4%
Retail subtotal	676.6	587.0	15%	580.3	1%	58,649	52,248	12%	49,611	5%
Interdepartmental	7.8	17.4	(55%)	19.2	(9%)	1,373	2,591	(47%)	2,468	5%
Transportation/other	26.0	25.8	1%	33.8	(24%)	59,253	58,911	1%	53,436	10%
Total revenues/sales	710.4	630.2	13%	633.3	--	119,275	113,750	5%	105,515	8%
Cost of gas sold	519.6	441.1	18%	431.7	2%
Margins	$190.8	$189.1	1%	$201.6	(6%)
(a) Reflects the % change from 2007 to 2008. (b) Reflects the % change from 2006 to 2007.

2008 vs. 2007 Summary - Gas margins increased $2 million, or 1%, primarily due to an estimated $11 million increase in gas margins from changes in the net impacts of weather conditions and Alliant Energy’s weather hedging activities. This item was partially offset by $5 million of gains in 2007 from WPL’s performance-based gas commodity cost recovery program (benefits were allocated between ratepayers and WPL) and a decrease in weather-normalized retail residential sales largely due to the negative impacts high natural gas prices and the slowing economy in 2008 had on customer demand during such period.

2007 vs. 2006 Summary - Gas margins decreased $13 million, or 6%, in 2007, primarily due to lower results from WPL’s performance-based gas commodity cost recovery program (benefits were allocated between ratepayers and WPL), the net impacts of weather conditions and Alliant Energy’s weather hedging activities and the impact of IPL’s and WPL’s sales of their gas distribution properties in Illinois in February 2007. These items were partially offset by an increase in weather-normalized retail sales volumes largely caused by the negative impact high natural gas prices in the first quarter of 2006 had on customer usage during that period.

Natural Gas Cost Recoveries - In 2008 and 2007, Alliant Energy’s cost of gas sold increased $79 million, or 18%, and $9 million, or 2%, respectively. The 2008 increase was primarily due to an increase in natural gas prices and an increase in Dths sold to retail customers. The 2007 increase was primarily due to an increase in sales volumes. Due to Alliant Energy’s rate recovery mechanisms for natural gas costs, these changes in cost of gas sold resulted in comparable changes in gas revenues and, therefore, did not have a significant impact on gas margins. Refer to Note 1(h) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information relating to natural gas cost recoveries.

Impacts of Weather Conditions - Estimated increases (decreases) to Alliant Energy’s gas margins from the net impacts of weather and Alliant Energy’s weather hedging activities were as follows (in millions):

	2008	2007	2006
Weather impacts on demand compared to normal weather	$12	$--	($9)
Gains (losses) from weather derivatives (a)	(5)	(4)	7
Net weather impact	$7	($4)	($2)

(a) Recorded in “Transportation/other” revenues in the above table.

Alliant Energy’s gas sales demand follows a seasonal pattern with an annual base load of gas and a large heating peak occurring during the winter season. HDD data is used to measure the variability of temperatures during winter months and is correlated with gas sales demand. HDD in Alliant Energy’s service territories were as follows:

	Actual
HDD (a):	2008	2007	2006	Normal (a)
Cedar Rapids, Iowa (IPL)	7,636	6,815	6,247	6,732
Madison, Wisconsin (WPL)	7,714	6,935	6,520	7,095

(a) HDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD.

Alliant Energy utilizes weather derivatives based on HDD to reduce the potential volatility on its gas margins during the winter months of November through March.

Performance-based Gas Commodity Recovery Program - During 2006, WPL had a gas performance incentive which included a sharing mechanism whereby 50% of gains and losses relative to current commodity prices, as well as other benchmarks, were retained by WPL, with the remainder refunded or recovered from customers. Starting in 2007, the program was modified such that 35% of all gains and losses from WPL’s gas performance incentive sharing mechanism were retained by WPL, with 65% refunded to or recovered from customers. Effective Nov. 1, 2007, WPL’s gas performance incentive sharing mechanism was terminated and replaced with a modified one-for-one pass through of gas costs. WPL’s performance-based gas commodity recovery program resulted in gains which increased gas margins by $5 million and $13 million in 2007 and 2006, respectively. Refer to Note 1(h) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional details of the gas commodity recovery program implemented in the fourth quarter of 2007.

Sales Trends - Transportation/other sales volumes were higher in 2008 and 2007 as compared to 2006 largely due to the impact of IPL’s and WPL’s sales of their respective gas distribution properties in Illinois in February 2007. Prior to these asset sales, gas revenues and Dths sold to retail customers in Illinois were included in residential, commercial and industrial sales in the gas margin table above. Upon completion of these asset sales, IPL and WPL entered into separate agreements to continue to provide services for this Illinois demand. IPL’s agreement ended in the first quarter of 2008. Gas revenues and Dths sold under these agreements were included in transportation/other sales in the gas margin table above. The lower pricing for transportation/other customers as compared to retail customers resulted in a decrease to gas margins following the sale of the gas distribution properties in Illinois.

Alliant Energy supplies natural gas to the natural gas-fired generating facilities it owns and operates and accounts for these sales as interdepartmental gas sales. Interdepartmental gas sales volumes were lower in 2008 as compared to 2007 and 2006 due largely to decreased usage of natural gas-fired generating facilities in 2008 to meet electric demand partially due to cool summer weather conditions in 2008.

Refer to “Rates and Regulatory Matters - Utility Rate Cases” for discussion of various electric and gas rate filings. Refer to Note 11(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information regarding weather derivatives entered into by IPL and WPL in the fourth quarter of 2008 to reduce potential volatility on their margins from Jan. 1, 2009 through March 31, 2009.

Utility Other Revenues - Changes in utility other revenues were largely offset by related changes in utility other operation and maintenance expenses.

2008 vs. 2007 Summary - Other revenues for the utilities increased $30 million primarily due to higher steam revenues at IPL and $7 million of higher coal sales by IPL in 2008. IPL’s steam revenues increased $20 million largely due to the recovery of incremental leasing and fuel costs incurred to resume steam production and service in Cedar Rapids, Iowa after its Prairie Creek and Sixth Street Generating Stations were shut down due to the severe flooding that occurred in June 2008. Refer to “Severe Midwest Weather” for additional discussion of the anticipated financial impacts of the severe flooding that occurred in June 2008 and the current status of Prairie Creek and Sixth Street Generating Stations.

2007 vs. 2006 Summary - Other revenues for the utilities decreased $8 million in 2007, primarily due to lower steam sales by IPL resulting from customer contracts that ended in 2006 and lower coal sales by WPL.

Non-regulated Revenues - Alliant Energy’s non-regulated revenues were as follows (in millions):

	2008	2007	2006
RMT (including WindConnect®)	$397	$263	$139
Transportation	36	32	33
Non-regulated Generation	25	27	26
Other	--	3	5
	$458	$325	$203

2008 vs. 2007 Summary - The increased RMT revenues were primarily due to higher revenues earned by its WindConnect® business on large construction management projects related to wind projects. These increased revenues were largely offset by increased costs incurred by RMT for the large construction management projects included in non-regulated operation and maintenance expenses. The demand for WindConnect® services is impacted by various external factors including the availability and amount of tax credits for wind projects, the number and scope of state-imposed renewable portfolio standards and the availability and cost of capital to fund capital expenditures for wind projects. The American Recovery and Reinvestment Bill of 2009 enacted in February 2009 extended tax credits to wind projects completed by Dec. 31, 2012.

The decreased Non-regulated Generation revenues were primarily due to $8 million of lower revenues generated by NEF due to a change in PPAs effective June 1, 2008. Alliant Energy expects further reductions in Non-regulated Generation revenues in 2009 as a result of Resources’ planned sale of NEF to WPL in June 2009. The lower Non-regulated Generation revenues due to NEF was partially offset by $6 million of revenues generated from demand for temporary generation projects in 2008 as a result of the flooding in Cedar Rapids, Iowa in June 2008. The $6 million of increased revenues from the temporary generation projects were offset by a comparable increase in costs included in non-regulated operation and maintenance expenses.

The Other revenue decrease was primarily due to increased eliminations of intercompany operating revenues.

2007 vs. 2006 Summary - The increased RMT revenues were primarily due to an increase in large construction management projects related to wind projects by its WindConnect® business in 2007. These increased revenues were largely offset by increased non-regulated operation and maintenance expenses. The decreased Other revenues were primarily due to a $4 million pre-tax gain in 2006 resulting from land sold by Resources to FPL Energy Duane Arnold, LLC as part of the DAEC sale in January 2006.

Electric Transmission Service Expenses -

2008 vs. 2007 Summary - Alliant Energy’s electric transmission service expenses for the utilities increased $89 million in 2008 primarily due to $77 million of charges at IPL incurred in 2008 for transmission services provided by ITC following the sale of IPL’s electric transmission assets to ITC in December 2007 and $12 million of increased electric transmission services at WPL primarily due to increased electric transmission rates billed to WPL by ATC. The electric transmission-related charges from ITC were partially offset by electric transmission-related operating expenses incurred in 2007 including operation and maintenance expenses, depreciation and amortization expenses and taxes other than income taxes, as well as the positive impacts on earnings from the application of the sale proceeds. Refer to “Other Matters - Other Future Considerations - IPL’s Electric Transmission Service Charges for 2009” for discussion of material increases in electric transmission service expenses at IPL anticipated in 2009 resulting from increased transmission rates by ITC.

2007 vs. 2006 Summary - Alliant Energy’s electric transmission service expenses for the utilities increased $12 million in 2007 primarily due to increased electric transmission rates billed to WPL by ATC.

Utility Other Operation and Maintenance Expenses -

2008 vs. 2007 Summary - Other operation and maintenance expenses for the utilities increased $25 million in 2008, due to the following reasons (amounts represent variances between 2008 and 2007 in millions):

	Alliant
	Energy	IPL	WPL
Incremental expenses related to severe flooding in 2008,
net of estimated insurance recoveries	$29	$29	$--
Higher fuel costs for steam production at IPL	21	21	--
Higher electric generation planned outage costs at IPL	8	8	--
Higher employee health care costs (primarily due to higher claims)	8	3	5
Higher expenses related to coal sales by IPL	4	4	--
Higher bad debt expenses (primarily due to economic conditions)	4	3	1
Regulatory-related charge at WPL in 2008	4	--	4
Lower regulatory liability amortizations	3	--	3
Lower incentive-related compensation expenses	(17)	(10)	(7)
Lower pension and other postretirement benefits expenses	(16)	(9)	(7)
Electric transmission expenses at IPL in 2007 (prior to sale)	(10)	(10)	--
Incremental expenses at IPL related to winter storms in 2007	(9)	(9)	--
Lower sale of accounts receivable expenses at IPL	(5)	(5)	--
Regulatory-related charge at WPL in 2007	(4)	--	(4)
Other	5	4	1
	$25	$29	($4)

The incremental expenses related to severe flooding in 2008 were primarily due to operating expenditures required to restore operations and impairments of assets impacted by the flooding that are not expected to be reimbursed under Alliant Energy’s property insurance policy. Fuel costs for steam production increased at IPL primarily due to incremental fuel costs incurred in 2008 to resume steam production and service in Cedar Rapids, Iowa after its Prairie Creek and Sixth Street Generating Stations were shut down due to the severe flooding that occurred in June 2008. Higher electric generation planned outage costs at IPL were primarily due to repairs and maintenance costs for IPL’s Sutherland and M.L. Kapp Generating Stations in 2008. The lower incentive-related compensation expenses were primarily from higher performance levels in 2007 relative to the earnings and total shareowner return metrics established within the incentive plans. Pension and other postretirement benefits expenses decreased primarily due to a reduction in the amortization of actuarial losses and the impact of higher funding levels of the qualified pension plans at the measurement date of Sep. 30, 2007. The electric transmission expenses at IPL in 2007 were incurred prior to the sale of its electric transmission assets in December 2007. The lower sale of accounts receivable expenses at IPL were largely due to IPL’s use of a portion of the proceeds from the sale of its electric transmission assets to reduce its level of accounts receivable sales in December 2007. Refer to “Severe Midwest Weather” for additional discussion of the financial impacts of the severe flooding that occurred in June 2008. Refer to “Other Matters - Other Future Considerations - Pension and Other Postretirement Benefits Costs for 2009” for discussion of anticipated material increases in pension and other postretirement benefits expenses in 2009 resulting from decreases in retirement plans’ assets during 2008.

2007 vs. 2006 Summary - Other operation and maintenance expenses for the utilities decreased $17 million in 2007, due to the following reasons (amounts represent variances between 2007 and 2006 in millions):

	Alliant
	Energy	IPL	WPL
Lower pension and other postretirement benefits expenses	($16)	($9)	($7)
Lower incentive-related compensation expenses	(13)	(8)	(5)
Lower fuel costs for steam production at IPL	(10)	(10)	--
Incremental expenses at IPL related to winter storms in 2007	9	9	--
Higher electric generation-related expenses at IPL	6	6	--
Regulatory-related charge at WPL in 2007	4	--	4
Other	3	4	(1)
	($17)	($8)	($9)

Pension and other postretirement benefits expenses decreased primarily due to the impact of benefit plan contributions in 2006. The lower incentive-related compensation expenses were primarily from higher performance levels in 2006 relative to the earnings and total shareowner return metrics established within the incentive plans. Fuel costs for steam production decreased at IPL primarily due to lower steam sales volumes and lower average fuel costs. Fossil fuel generation-related expenses increased primarily due to planned maintenance outages in 2007 at IPL.

2007 Winter Storms in IPL’s Service Territory - During 2007, Midwest winter storms caused considerable damage to IPL’s electric transmission and distribution system in its Iowa and Minnesota service territories. IPL estimates total incremental costs related to the storms of approximately $51 million, including capital expenditures of approximately $42 million and operating expenses of approximately $9 million. IPL did not receive any rate recovery in 2007 or 2008 or file a rate case with the IUB in 2007 or 2008 seeking recovery of costs associated with the storms. Alliant Energy currently estimates the impact of the incremental expenditures related to its restoration and rebuilding efforts and lost revenues resulting from outages during the storms reduced its 2007 earnings by approximately $0.06 per share.

Non-regulated Operation and Maintenance Expenses - Alliant Energy’s non-regulated operation and maintenance expenses were as follows (in millions):

	2008	2007	2006
RMT (including WindConnect®)	$370	$243	$130
Transportation	19	16	17
Non-regulated Generation	10	7	25
International	--	--	4
Other (includes eliminations)	(2)	5	9
	$397	$271	$185

2008 vs. 2007 Summary - The RMT variance was largely driven by higher project costs associated with the execution of large construction management projects. The Non-regulated Generation variance was largely driven by $6 million of project costs incurred in 2008 associated with temporary generation projects. The Other expenses variance was primarily due to lower incentive-related compensation expenses and increased eliminations of intercompany operating expenses.

2007 vs. 2006 Summary - The RMT variance was largely driven by higher project costs associated with the execution of large construction management projects. The decrease in Non-regulated Generation expenses in 2007 was primarily due to a $15 million pre-tax loss from the sale of steam turbine equipment in 2006 and $2 million of costs for a planned maintenance outage at NEF in the first quarter of 2006. The elimination of International expenses in 2007 was due to the sale of Alliant Energy’s Brazil and New Zealand investments in January 2006 and December 2006, respectively. The Other expenses variance for 2007 was largely due to lower incentive-related compensation expenses.

Depreciation and Amortization Expenses -

2008 vs. 2007 Summary - Depreciation and amortization expenses decreased $21 million primarily due to $16 million of depreciation expense in 2007 related to IPL’s electric transmission assets that were sold in December 2007, a $9 million decrease from the implementation of lower depreciation rates at WPL on July 1, 2008 as a result of a new depreciation study and lower amortization expenses from enterprise resource planning (ERP) software that became fully amortized in the third quarter of 2007. These items were partially offset by additional depreciation expense from the impact of utility property additions including WPL’s Cedar Ridge wind project that was placed in service in the fourth quarter of 2008.

2007 vs. 2006 Summary - Depreciation and amortization expense increased $1 million in 2007, largely due to additional depreciation expense from the impact of utility property additions, substantially offset by $3 million of lower nuclear depreciation as a result of the DAEC sale in late January 2006 and lower software amortization.

Taxes other than Income Taxes -

2008 vs. 2007 Summary - Taxes other than income taxes decreased $6 million primarily due to $6 million of property tax expense in 2007 related to IPL’s electric transmission assets that were sold in December 2007.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on Alliant Energy’s rate activities.

Gain on Sale of IPL’s Electric Transmission Assets - The sale of IPL’s electric transmission assets in December 2007 resulted in a pre-tax gain of $219 million in 2007. The gain reflected the net proceeds from the sale less the net assets sold and a regulatory liability established pursuant to an IUB order. Refer to Note 22 of Alliant Energy's "Notes to Consolidated Financial Statements" for additional details of the sale of IPL's electric transmission assets.

Interest Expense -

2008 vs. 2007 Summary - Alliant Energy’s interest expense increased $9 million due to the following reasons (amounts represent variances between 2008 and 2007 in millions):

	Alliant
	Energy	IPL	WPL
Interest expense variances from certain issuances of long-term debt:
WPL’s 6.375% debentures in August 2007	$12	$--	$12
WPL’s 7.6% debentures in October 2008	5	--	5
IPL’s 7.25% senior debentures in October 2008	4	4	--
Interest expense variances from certain reductions in long-term debt:
WPL’s 5.7% debentures in October 2008	(1)	--	(1)
Corporate Services 4.55% senior notes in October 2008	(1)	--	--
WPL’s 7% debentures in June 2007	(3)	--	(3)
IPL’s 6% collateral trust bonds in November 2007	(3)	(3)	--
IPL’s 6.875% collateral trust bonds in May 2007	(1)	(1)	--
Resources’ credit facility related to Alliant Energy Neenah, LLC in March 2007	(1)	--	--
Other	(2)	(2)	--
	$9	($2)	$13

The Other variance is primarily due to the impact of lower average short-term debt outstanding in 2008 compared to 2007 as a result of IPL using a portion of the proceeds from the sale of its electric transmission assets to reduce short term debt in December 2007.

2007 vs. 2006 Summary - Alliant Energy’s interest expense decreased $29 million in 2007, primarily due to the following reasons (amounts represent variances between 2007 and 2006 in millions; Alliant Energy New Zealand Ltd. (AENZ)):

	Alliant
	Energy	IPL	WPL
Interest expense variances from certain reductions in long-term debt:
Resources’ redeemable preference shares related to AENZ in 2006	($11)	$--	$--
Resources’ 9.75% senior notes in 2006	(5)	--	--
WPL’s 7% debentures in 2007	(4)	--	(4)
IPL’s 7.25% collateral trust bonds in 2006	(3)	(3)	--
IPL’s 6.875% collateral trust bonds in 2007	(3)	(3)	--
IPL’s 8% first mortgage bonds in 2007	(2)	(2)	--
Resources’ credit facility related to Alliant Energy Neenah, LLC in 2007	(2)	--	--
Interest expense variances from certain issuances of long-term debt:
WPL’s 6.375% debentures in 2007	7	--	7
Other	(6)	--	(2)
	($29)	($8)	$1

The Other variance includes the impacts of $2 million of interest accrued on WPL’s interim reserve for rate refund in 2006 and interest expense accrued in 2006 related to income tax audits.

Loss on Early Extinguishment of Debt - Refer to Note 8(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for information on losses incurred on the early extinguishment of Resources’ senior notes in 2006.

Equity Income from Unconsolidated Investments -

2008 vs. 2007 Summary - Equity income from unconsolidated investments increased $4 million in 2008, primarily due to $5 million of higher equity income from ATC largely due to the impacts of increased transmission rates billed by ATC.

2007 vs. 2006 Summary - Equity income from unconsolidated investments decreased $16 million in 2007, primarily due to the impacts of the sales of Alliant Energy’s investments in Brazil and New Zealand in the first quarter of 2006 and fourth quarter of 2006, respectively. The decrease was partially offset by higher equity income from ATC largely due to the impacts of increased transmission rates billed by ATC.

Refer to Notes 9(a) and 9(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for a breakdown of Alliant Energy’s equity income from unconsolidated investments and details of the sales of Alliant Energy’s investments in New Zealand and Brazil, respectively.

Gain on Sale of AENZ Stock - Refer to Note 9(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for details of the sale of AENZ stock in 2006 and resulting pre-tax gain of $254 million.

AFUDC -

2008 vs. 2007 Summary - AFUDC increased $17 million in 2008 primarily due to AFUDC recognized in 2008 related to the construction of WPL’s Cedar Ridge wind project and IPL’s Whispering Willow - East wind project.

Interest Income and Other -

2008 vs. 2007 Summary - Interest income and other increased $3 million in 2008, primarily due to $7 million of increased interest income. The increased interest income was primarily from higher average balances of cash and cash equivalents in 2008 as compared to 2007 as a result of proceeds received from the sale of IPL’s electric transmission assets in December 2007. This item was partially offset by a $4 million pre-tax gain realized from the sale of an investment in the first quarter of 2007.

2007 vs. 2006 Summary - Interest income and other increased $20 million in 2007, primarily due to $20 million of currency transaction losses recorded in 2006 related to the impact of changes in New Zealand currency rates, a $5 million pre-tax loss realized from the sale of Alliant Energy’s Brazil investments in the first quarter of 2006 and a $4 million pre-tax gain realized from the sale of an investment in the first quarter of 2007. These items were partially offset by lower interest income including interest income on loans to discontinued operations.

Refer to Notes 1(d) and 1(l) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information regarding Alliant Energy’s cash and cash equivalents and interest income and other, respectively.

Income Taxes - The effective income tax rates for Alliant Energy’s continuing operations were 31.9%, 36.6% and 36.3% for 2008, 2007 and 2006, respectively.

2008 vs. 2007 Summary - The lower effective income tax rate was primarily due to the impact of income tax expense related to the gain on sale of IPL’s electric transmission assets in 2007, $12 million of income tax benefits recorded in 2008 related to the impact of reaching a settlement with the Internal Revenue Service (IRS) in 2008 regarding the audit of Alliant Energy’s U.S. federal income tax returns for calendar years 2002 through 2004 and recording known adjustments for the tax returns for calendar years 2005 through 2007, and other changes in the impacts of property related differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles. These items were partially offset by a $6 million reversal of deferred tax asset valuation allowances in 2007 related to changes in Alliant Energy’s anticipated ability to utilize capital losses prior to their expiration, $4 million of income tax benefits recorded in 2007 as a result of reaching a settlement with the IRS in 2007 regarding the audits of Alliant Energy’s U.S. federal income tax returns for calendar years 1999 through 2001 and recording known adjustments for the tax returns for calendar years 2002 through 2006, deferred tax rate changes as a result of estimated higher state income tax rates from apportionment changes anticipated in the future, a reserve recorded at WPL in 2008 for a tax-related regulatory asset and lower manufacturing production deductions in 2008.

2007 vs. 2006 Summary - The slightly higher effective income tax rate for 2007 compared to 2006 was primarily due to the impact of income tax expense related to the gain on sale of IPL’s electric transmission assets in 2007 and $7 million of tax benefits recorded in 2006 related to the sale of IPL’s interest in DAEC. These items were substantially offset by lower state income taxes, changes in the impacts of property-related temporary differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles, adjustments to prior period taxes recorded in 2006 related to filing of 2005 tax returns, $4 million of income tax benefits recorded in 2007 related to the impact of reaching a settlement with the IRS in 2007 regarding the audit of Alliant Energy’s U.S. federal income tax returns for calendar years 1999 through 2001 and recording known adjustments for the tax returns for calendar years 2002 through 2006 and a $3 million increase in the reversal of deferred tax asset valuation allowances in 2007 compared to 2006 related to changes in Alliant Energy’s anticipated ability to utilize capital losses prior to their expiration.

Refer to Note 5 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information regarding its effective income tax rates. Refer to “Other Matters - Other Future Considerations - Production Tax Credits” for discussion of tax credits for wind projects, which are expected to decrease future effective income tax rates.

Income (Loss) from Discontinued Operations - Refer to Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

IPL’S RESULTS OF OPERATIONS

Overview - Earnings available for common stock decreased $149 million in 2008 and increased $118 million in 2007 primarily due to an after-tax gain of $123 million from the sale of IPL’s electric transmission assets in 2007. The 2008 decrease was also due to lower electric margins and higher operating expenses caused by the severe flooding in 2008.

Electric Margins - Electric margins are defined as electric operating revenues less electric production fuel and purchased power expenses. Management believes that electric margins provide a more meaningful basis for evaluating utility operations than electric operating revenues since electric production fuel and purchased power expenses are generally passed through to customers, and therefore, result in changes to electric operating revenues that are comparable to changes in electric production fuel and purchased power expenses. Electric margins and MWh sales for IPL were as follows:

	Revenues and Costs (dollars in millions)					MWhs Sold (MWhs in thousands)
	2008	2007	(a)	2006	(b)	2008	2007	(a)	2006	(b)
Residential	$455.2	$451.2	1%	$471.2	(4%)	4,218	4,204	--	4,157	1%
Commercial	319.4	316.2	1%	337.4	(6%)	3,911	3,912	--	3,910	--
Industrial	407.0	402.0	1%	440.7	(9%)	7,742	7,750	--	7,860	(1%)
Retail subtotal	1,181.6	1,169.4	1%	1,249.3	(6%)	15,871	15,866	--	15,927	--
Sales for resale:
Wholesale	23.4	21.3	10%	1.9	1,021%	449	406	11%	35	1,060%
Bulk power and other	21.1	42.2	(50%)	47.8	(12%)	682	1,581	(57%)	1,550	2%
Other (includes wheeling)	32.2	37.2	(13%)	32.6	14%	90	93	(3%)	99	(6%)
Total revenues/sales	1,258.3	1,270.1	(1%)	1,331.6	(5%)	17,092	17,946	(5%)	17,611	2%
Electric production fuel expense	249.4	308.9	(19%)	306.6	1%
Purchased power expense:
Energy	159.5	96.4	65%	178.5	(46%)
Capacity	140.6	132.3	6%	122.8	8%
Total electric production fuel
and purchased power expense	549.5	537.6	2%	607.9	(12%)
Margins	$708.8	$732.5	(3%)	$723.7	1%

(a) Reflects the % change from 2007 to 2008. (b) Reflects the % change from 2006 to 2007.

2008 vs. 2007 Summary - Electric margins decreased $24 million, or 3%, in 2008, primarily due to $12 million of lower wheeling revenues resulting from the sale of IPL’s electric transmission assets in December 2007, an estimated $10 million reduction in electric margins during 2008 due to the loss of retail sales during electric service outages caused by the severe flooding in IPL’s service territory in June 2008, an estimated $8 million reduction in electric margins from changes in the net impacts of weather conditions and IPL’s weather hedging activities and $6 million of incremental purchased power capacity costs during the second half of 2008 for leasing temporary generation to contribute to the reliability of the electric grid in Cedar Rapids, Iowa as a result of damage to infrastructure caused by the severe flooding in June 2008. These items were partially offset by a $5 million impact from changes in IPL’s annual adjustments to unbilled revenue estimates, the loss of retail sales during electric service outages caused by the winter storms in the first quarter of 2007 and an increase in weather-normalized sales partially due to the impacts of increased industrial sales to ethanol production facilities in IPL’s service territory.

2007 vs. 2006 Summary - Electric margins increased $9 million, or 1%, in 2007, primarily due to the net impacts of weather conditions and IPL’s weather hedging activities, and an increase in weather-normalized retail sales volumes largely due to the negative impact high electric prices during 2006 had on customer usage during that period and impacts of ethanol industry growth in IPL’s service territory. These increases were partially offset by $10 million of higher purchased power capacity costs related to the DAEC PPA, which began in late January 2006, the impacts of IPL’s annual adjustments to unbilled revenue estimates during the second quarter, the impact of IPL’s sale of its electric distribution properties in Illinois in February 2007 and the loss of retail sales during the outages caused by the winter storms in the first quarter of 2007.

Impacts of Weather Conditions (excluding the impacts of severe flooding and winter storms in IPL’s service territory) - Estimated increases (decreases) to IPL’s electric margins from the net impacts of weather and IPL’s weather hedging activities were as follows (in millions):

	2008	2007	2006
Weather impacts on demand compared to normal weather	($10)	$4	($9)
Gains (losses) from weather derivatives (a)	4	(2)	(3)
Net weather impact	($6)	$2	($12)

(a) Recorded in “Other” revenues in the above table.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of IPL’s CDD and HDD data and discussion of the impacts on IPL’s electric margins of weather conditions, recoveries of electric fuel and purchased power energy costs, details of IPL’s purchased power capacity costs, IPL’s annual adjustments to unbilled revenue estimates, impacts of severe weather on IPL’s retail electric sales in 2008, IPL’s sale of its Illinois electric distribution properties in February 2007 and MISO-related transactions. Refer to “Other Matters - Other Future Considerations - Electric Sales Projections” for discussion of electric sales projections expected to be influenced by the current economic conditions, new cogeneration facilities being constructed by one of IPL’s industrial customers and ethanol production facilities in IPL’s service territory.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold are generally passed through to customers, and therefore, result in changes to gas operating revenues that are comparable to changes in cost of gas sold. Gas margins and Dth sales for IPL were as follows:

	Revenues and Costs (dollars in millions)					Dths Sold (Dths in thousands)
	2008	2007	(a)	2006	(b)	2008	2007	(a)	2006	(b)
Residential	$219.3	$203.4	8%	$197.9	3%	18,110	16,541	9%	15,136	9%
Commercial	137.3	115.0	19%	114.4	1%	13,099	11,080	18%	10,552	5%
Industrial	40.4	31.2	29%	30.4	3%	4,539	3,811	19%	3,622	5%
Retail subtotal	397.0	349.6	14%	342.7	2%	35,748	31,432	14%	29,310	7%
Interdepartmental	2.2	2.6	(15%)	2.2	18%	217	327	(34%)	352	(7%)
Transportation/other	11.2	12.3	(9%)	14.5	(15%)	34,776	34,433	1%	32,342	6%
Total revenues/sales	410.4	364.5	13%	359.4	1%	70,741	66,192	7%	62,004	7%
Cost of gas sold	306.0	266.1	15%	256.9	4%
Margins	$104.4	$98.4	6%	$102.5	(4%)

(a) Reflects the % change from 2007 to 2008. (b) Reflects the % change from 2006 to 2007.

2008 vs. 2007 Summary - Gas margins increased $6 million, or 6%, in 2008, primarily due to an estimated $6 million increase in gas margins from changes in the net impacts of weather conditions and IPL’s weather hedging activities.

2007 vs. 2006 Summary - Gas margins decreased $4 million, or 4%, in 2007, partially due to the impact of IPL’s sale of its Illinois gas distribution properties in February 2007.

Impacts of Weather Conditions - Estimated increases (decreases) to IPL’s gas margins from the net impacts of weather and IPL’s weather hedging activities were as follows (in millions):

	2008	2007	2006
Weather impacts on demand compared to normal weather	$8	$1	($4)
Gains (losses) from weather derivatives (a)	(3)	(2)	3
Net weather impact	$5	($1)	($1)

(a) Recorded in “Transportation/other” revenues in the above table.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of IPL’s HDD data and discussion of the impacts on IPL’s gas margins of recoveries of natural gas costs and IPL’s sale of its Illinois gas distribution properties in February 2007.

Refer to “Rates and Regulatory Matters - Utility Rate Cases” for discussion of IPL’s electric and gas rate filings. Refer to Note 11(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for details of weather derivatives entered into by IPL in the fourth quarter of 2008 to reduce potential volatility on its margins from Jan. 1, 2009 through March 31, 2009.

Steam and Other Revenues - Changes in steam and other revenues were largely offset by related changes in other operation and maintenance expenses.

2008 vs. 2007 Summary - Steam and other revenues increased $28 million in 2008, primarily due to higher steam revenues and $7 million of higher coal sales in 2008. IPL’s steam revenues increased $20 million in 2008, largely due to the recovery of incremental leasing and fuel costs incurred to resume steam production and service in Cedar Rapids, Iowa after its Prairie Creek and Sixth Street Generating Stations were shut down due to the severe flooding that occurred in June 2008. Refer to “Severe Midwest Weather” for additional discussion of the anticipated financial impacts of the severe flooding that occurred in June 2008 and the current status of the Prairie Creek and Sixth Street Generating Stations.

2007 vs. 2006 Summary - Steam and other revenues decreased $3 million in 2007, primarily due to lower steam sales resulting from contracts that ended in 2006.

Electric Transmission Service Expenses -

2008 vs. 2007 Summary - Electric transmission service expenses increased $77 million in 2008, primarily due to $77 million of charges incurred in 2008 for transmission services provided by ITC following the sale of IPL’s electric transmission assets to ITC in December 2007. The electric transmission-related charges from ITC were partially offset by electric transmission-related operating expenses incurred in 2007 including operation and maintenance expenses, depreciation and amortization expenses and taxes other than income taxes, as well as the positive impacts on earnings from the application of the sale proceeds. Refer to “Other Matters - Other Future Considerations - IPL’s Electric Transmission Service Charges for 2009” for discussion of material increases in electric transmission service expenses anticipated in 2009 resulting from increased transmission rates by ITC.

Other Operation and Maintenance Expenses -

2008 vs. 2007 Summary - Other operation and maintenance expenses increased $29 million primarily due to $29 million of incremental expenses related to the severe flooding in 2008 including operating expenditures required to restore operations and impairments of assets impacted by the flooding that are not expected to be reimbursed under IPL’s property insurance policy and $21 million of higher fuel costs for steam production due to incremental fuel costs incurred to resume steam production and service in Cedar Rapids, Iowa after its Prairie Creek and Sixth Street Generating Stations were shut down. The increase was also due to $8 million of higher electric generation planned outage costs, $4 million of higher expenses related to coal sales, $3 million of higher employee health care costs and $3 million of higher bad debt expenses due to the current economic conditions. These items were partially offset by $10 million of electric transmission operating and maintenance expenses incurred in 2007 prior to the sale of IPL's electric transmission assets, $10 million of lower incentive-related compensation expenses, $9 million of lower pension and other postretirement benefits expenses, $9 million of incremental expenses associated with winter storms in 2007 and $5 million of lower sales of accounts receivable expenses. Refer to “Severe Midwest Weather” for additional discussion of the financial impacts of the severe flooding that occurred in June 2008. Refer to “Other Matters - Other Future Considerations - Pension and Other Postretirement Benefits Costs for 2009” for discussion of anticipated material increases in pension and other postretirement benefits expenses in 2009 resulting from decreases in retirement plans’ assets during 2008. Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for additional discussion including details of the incremental expenses associated with winter storms in 2007.

2007 vs. 2006 Summary - Other operation and maintenance expenses decreased $8 million in 2007, primarily due to $10 million of lower fuel costs for steam production, $9 million of lower pension and other postretirement benefits expenses largely due to the impact of benefit plan contributions in 2006 and $8 million of lower incentive-related compensation expenses. These items were partially offset by $9 million of incremental expenses associated with winter storms in 2007 and $6 million of higher electric generation-related expenses largely due to planned maintenance outages in 2007.

Depreciation and Amortization Expense -

2008 vs. 2007 Summary - Depreciation and amortization expenses decreased $12 million in 2008, primarily due to $16 million of depreciation expense in 2007 related to IPL’s electric transmission assets that were sold in December 2007 and lower amortization expenses from ERP software that became fully amortized in the third quarter of 2007. These items were partially offset by additional depreciation expense from the impact of property additions.

2007 vs. 2006 Summary - Depreciation and amortization expense decreased $2 million in 2007, largely due to $3 million of lower nuclear depreciation as a result of the DAEC sale in late January 2006 and lower software amortization. These items were partially offset by additional depreciation expense from the impact of property additions.

Taxes Other than Income Taxes -

2008 vs. 2007 Summary - Taxes other than income taxes decreased $7 million in 2008, primarily due to $6 million of property tax expense in 2007 related to IPL’s electric transmission assets that were sold in December 2007.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on IPL’s utility rate activities.

Gain on Sale of IPL’s Electric Transmission Assets - The sale of IPL’s electric transmission assets in December 2007 resulted in a pre-tax gain of $219 million in 2007. The gain reflected the net proceeds from the sale less the net assets sold and a regulatory liability established pursuant to an IUB order. Refer to Note 22 of Alliant Energy's "Notes to Consolidated Financial Statements" for additional details of the sale of IPL's electric transmission assets.

Interest Expense -

2008 vs. 2007 Summary - Interest expense decreased $2 million in 2008, primarily due to long-term debt retirements in 2007 and lower average short-term debt outstanding during 2008. These items were partially offset by the impact of IPL’s 7.25% senior debentures issued in October 2008. The lower average short-term debt outstanding during 2008 was primarily due to IPL using a portion of the proceeds from the sale of its electric transmission assets to reduce short-term debt in December 2007. Refer to Note 8(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of IPL’s issuance of $250 million of 7.25% senior debentures in October 2008.

2007 vs. 2006 Summary - Interest expense decreased $8 million in 2007, primarily due to several long-term debt retirements in the second half of 2006 and first half of 2007.

AFUDC - 2008 vs. 2007 Summary - AFUDC increased $10 million in 2008, primarily due to AFUDC recognized in the second half of 2008 related to the construction of the Whispering Willow - East wind project.

Income Taxes - The effective income tax rates were 27.1%, 39.2% and 28.7% in 2008, 2007 and 2006, respectively.

2008 vs. 2007 Summary - The decrease in IPL’s effective tax rate was primarily due to the impact of income tax expense related to the gain on sale of IPL’s electric transmission assets in 2007, $13 million of income tax benefits recorded in 2008 related to the impact of reaching a settlement with the IRS in 2008 regarding the audit of Alliant Energy’s U.S. federal income tax returns for calendar years 2002 through 2004 and recording known adjustments for the tax returns for calendar years 2005 through 2007, and other changes in the impacts of property related differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles. These items were partially offset by $3 million of income tax benefits recorded in 2007 related to the impact of reaching a settlement with the IRS in 2007 regarding the audit of Alliant Energy’s U.S. federal income tax returns for calendar years 1999 through 2001 and recording known adjustments for tax returns for the calendar years 2002 through 2006, reserves recorded in 2008 related to unrecognized tax positions and related interest, deferred tax rate changes as a result of estimated higher state income tax rates from apportionment changes anticipated in the future and lower manufacturing production deductions in 2008.

2007 vs. 2006 Summary - The increase in IPL’s effective income tax rate was primarily due to the impact of income tax expense related to the gain on sale of IPL’s electric transmission assets in 2007, $7 million of tax benefits recorded in 2006 related to the sale of IPL’s interest in DAEC and higher state income taxes. These increases were partially offset by the impacts of property-related temporary differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles and $3 million of income tax benefits recorded in 2007 related to the impact of reaching a settlement with the IRS in 2007 regarding the audit of Alliant Energy’s U.S. federal income tax returns for calendar years 1999 through 2001 and recording known adjustments for tax returns for the calendar years 2002 through 2006.

Refer to Note 5 of IPL’s “Notes to Consolidated Financial Statements” for additional information regarding changes in its effective income tax rates. Refer to “Other Matters - Other Future Considerations - Production Tax Credits” for discussion of tax credits for a wind project, which are expected to decrease future effective income tax rates.

WPL’S RESULTS OF OPERATIONS

Overview - WPL’s earnings available for common stock increased $5 million in 2008 and $8 million in 2007. The 2008 increase was primarily due to lower purchased power capacity costs and higher AFUDC related to the construction of WPL’s Cedar Ridge wind project. These items were partially offset by higher interest expense resulting from the issuance of WPL’s 7.6% debentures in October 2008 and gains in 2007 from WPL’s performance-based gas commodity cost recovery program. The 2007 increase was primarily due to improved retail electric fuel-related cost recoveries and lower retirement plan and incentive expenses. These items were partially offset by lower gains in 2007 from WPL’s performance-based gas commodity cost recovery program.

Electric Margins - Electric margins are defined as electric operating revenues less electric production fuel and purchased power expenses. Management believes that electric margins provide a more meaningful basis for evaluating utility operations than electric operating revenues since electric production fuel and purchased power expenses are generally passed through to customers, and therefore, result in changes to electric operating revenues that are comparable to changes in electric production fuel and purchased power expenses. Electric margins and MWh sales for WPL were as follows:

	Revenues and Costs (dollars in millions)					MWhs Sold (MWhs in thousands)
	2008	2007	(a)	2006	(b)	2008	2007	(a)	2006	(b)
Residential	$389.5	$396.3	(2%)	$385.9	3%	3,446	3,549	(3%)	3,513	1%
Commercial	218.1	219.0	--	212.4	3%	2,270	2,310	(2%)	2,277	1%
Industrial	327.7	329.9	(1%)	323.0	2%	4,748	4,942	(4%)	4,948	--
Retail subtotal	935.3	945.2	(1%)	921.3	3%	10,464	10,801	(3%)	10,738	1%
Sales for resale:
Wholesale	178.5	158.5	13%	143.3	11%	3,364	3,141	7%	3,029	4%
Bulk power and other	10.0	14.5	(31%)	20.7	(30%)	301	969	(69%)	1,082	(10%)
Other	29.2	22.5	30%	26.1	(14%)	74	74	--	72	3%
Total revenues/sales	1,153.0	1,140.7	1%	1,111.4	3%	14,203	14,985	(5%)	14,921	--
Electric production fuel	174.6	170.0	3%	151.0	13%
Purchased power expense:
Energy	259.6	247.5	5%	271.9	(9%)
Capacity	145.1	166.6	(13%)	155.6	7%
Total electric production fuel
and purchased power expense	579.3	584.1	(1%)	578.5	1%
Margins	$573.7	$556.6	3%	$532.9	4%

(a) Reflects the % change from 2007 to 2008. (b) Reflects the % change from 2006 to 2007.

2008 vs. 2007 Summary - Electric margins increased $17 million, or 3%, in 2008, primarily due to $16 million of purchased power capacity costs in 2007 related to a contract that ended in December 2007, $8 million of lower purchased power capacity costs in 2008 from the Kewaunee PPA and a $4 million impact from changes in WPL’s annual adjustments to unbilled revenue estimates. These items were partially offset by an $11 million reduction in electric margins from the impact of fuel and purchased power energy cost recoveries and lower industrial sales volumes due to the negative impact the slowing economy in 2008 had on WPL’s large industrial customer demand during such period.

2007 vs. 2006 Summary - Electric margins increased $24 million, or 4%, in 2007, primarily due to the impact of WPL’s 2007 retail base rate increase, which began in January 2007, an increase in weather-normalized retail sales volumes, and the net impacts of weather conditions and WPL’s weather hedging activities. These increases were partially offset by the impact of annual adjustments to WPL’s unbilled revenue estimates during the second quarter and the impact of WPL’s sale of its electric distribution properties in Illinois in February 2007. The impact of WPL’s 2007 retail base rate increase resulted in retail fuel-related rates exceeding retail fuel-related costs by approximately $16 million in 2007. The increase in weather-normalized retail sales volumes was primarily due to the negative impact high electric prices during 2006 had on customer usage during that period.

Impacts of Weather Conditions - Estimated increases (decreases) to WPL’s electric margins from the net impacts of weather and WPL’s weather hedging activities were as follows (in millions):

	2008	2007	2006
Weather impacts on demand compared to normal weather	($1)	$5	$--
Gains (losses) from weather derivatives (a)	1	(3)	(2)
Net weather impact	$--	$2	($2)

(a) Recorded in “Other” revenues in the above table.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of WPL’s CDD and HDD data and discussion of the impacts on WPL’s electric margins of weather conditions, recoveries of WPL’s electric fuel and purchased power energy costs, details of WPL’s purchased power capacity costs, WPL’s annual adjustments to unbilled revenue estimates, WPL’s sale of its Illinois electric distribution properties in February 2007 and MISO-related transactions. Refer to “Other Matters - Other Future Considerations - Electric Sales Projections” for discussion of electric sales projections influenced by the current economic conditions.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold are generally passed through to customers, and therefore, result in changes to gas operating revenues that are comparable to changes in cost of gas sold. Gas margins and Dth sales for WPL were as follows:

	Revenues and Costs (dollars in millions)					Dths Sold (Dths in thousands)
	2008	2007	(a)	2006	(b)	2008	2007	(a)	2006	(b)
Residential	$165.7	$145.2	14%	$144.9	--	12,520	11,596	8%	11,270	3%
Commercial	103.2	84.0	23%	84.4	--	9,362	8,337	12%	8,155	2%
Industrial	10.7	8.2	30%	8.3	(1%)	1,019	883	15%	876	1%
Retail subtotal	279.6	237.4	18%	237.6	--	22,901	20,816	10%	20,301	3%
Interdepartmental	5.6	14.8	(62%)	17.0	(13%)	1,156	2,264	(49%)	2,116	7%
Transportation/other	14.8	13.5	10%	19.3	(30%)	24,477	24,478	--	21,094	16%
Total revenues/sales	300.0	265.7	13%	273.9	(3%)	48,534	47,558	2%	43,511	9%
Cost of gas sold	213.6	175.0	22%	174.8	--
Margins	$86.4	$90.7	(5%)	$99.1	(8%)

(a) Reflects the % change from 2007 to 2008. (b) Reflects the % change from 2006 to 2007.

2008 vs. 2007 Summary - Gas margins decreased $4 million, or 5% in 2008, primarily due to $5 million of gains in 2007 from WPL’s performance-based gas commodity cost recovery program (benefits were allocated between ratepayers and WPL) and a decrease in weather-normalized retail residential sales largely due to the negative impacts high natural gas prices and the slowing economy in 2008 had on customer demand during such period. These items were partially offset by an estimated $5 million increase in gas margins from changes in the net impacts of weather conditions and WPL’s weather hedging activities.

2007 vs. 2006 Summary - Gas margins decreased $8 million, or 8%, in 2007, primarily due to $8 million of lower gains from WPL’s performance-based gas commodity cost recovery program (benefits were allocated between ratepayers and WPL) and the net impacts of weather conditions and WPL’s weather hedging activities. These items were partially offset by an increase in weather-normalized retail sales volumes largely caused by the negative impact high natural gas prices in the first quarter of 2006 had on customer usage during that period.

Impacts of Weather Conditions - Estimated increases (decreases) to WPL’s gas margins from the net impacts of weather and WPL’s weather hedging activities were as follows (in millions):

	2008	2007	2006
Weather impacts on demand compared to normal weather	$4	($1)	($5)
Gains (losses) from weather derivatives (a)	(2)	(2)	4
Net weather impact	$2	($3)	($1)

(a) Recorded in “Transportation/other” revenues in the above table.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for WPL’s HDD data and discussion of the impacts on WPL’s gas margins of recoveries of natural gas costs, WPL’s performance-based gas commodity recovery program, interdepartmental gas sales to natural gas-fired electric generating facilities and WPL’s sale of its Illinois gas distribution properties in February 2007.

Refer to “Rates and Regulatory Matters - Utility Rate Cases” for discussion of WPL’s electric and gas rate filings. Refer to Note 11(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for details of weather derivatives entered into by WPL in the fourth quarter of 2008 to reduce potential volatility on its margins from Jan. 1, 2009 through March 31, 2009.

Other Revenues -

2007 vs. 2006 Summary - Other revenues decreased $6 million in 2007, primarily due to lower coal sales. Changes in other revenues were largely offset by related changes in other operation and maintenance expenses.

Electric Transmission Service Expenses -

2008 vs. 2007 Summary - Electric transmission service expenses increased $12 million in 2008, largely due to increased transmission rates billed to WPL by ATC.

2007 vs. 2006 Summary - Electric transmission service expenses increased $10 million in 2007, largely due to increased transmission rates billed to WPL by ATC.

Other Operation and Maintenance Expenses -

2008 vs. 2007 Summary - Other operation and maintenance expenses decreased $4 million primarily due to $7 million of lower pension and other postretirement benefits expenses, $7 million of lower incentive-related compensation expenses and a $4 million regulatory-related charge in the first quarter of 2007. These items were partially offset by $5 million of higher employee health care costs, a $4 million regulatory-related charge in the fourth quarter of 2008, $3 million of lower regulatory liability amortizations and $1 million of higher bad debt expenses primarily due to the current economic conditions.

2007 vs. 2006 Summary - Other operation and maintenance expenses decreased $9 million in 2007, primarily due to $7 million of lower pension and other postretirement benefits expenses largely due to the impact of benefit plan contributions in 2006, $5 million of lower incentive-related compensation expense and lower expenses related to coal sales. These decreases were partially offset by a $4 million regulatory-related charge in 2007.

Refer to “Other Matters - Other Future Considerations - Pension and Other Postretirement Benefits Costs for 2009” for discussion of anticipated material increases in pension and other postretirement benefits expenses in 2009 resulting from decreases in retirement plans’ assets during 2008.

Depreciation and Amortization -

2008 vs. 2007 Summary - Depreciation and amortization expenses decreased $8 million in 2008, primarily due to a $9 million decrease from the implementation of lower depreciation rates on July 1, 2008 as a result of a new depreciation study and lower amortization expenses from ERP software that became fully amortized in the third quarter of 2007. These items were partially offset by additional depreciation expense from the impact of utility property additions including WPL’s Cedar Ridge wind project that was placed in service in the fourth quarter of 2008.

2007 vs. 2006 Summary - Depreciation and amortization expense increased $3 million in 2007, primarily due to additional depreciation expense from the impact of property additions, partially offset by lower software amortization.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on WPL’s utility rate activities.

Interest Expense -

2008 vs. 2007 Summary - Interest expense increased $13 million in 2008, primarily due to higher interest expense from WPL’s 6.375% debentures issued in August 2007 and 7.6% debentures issued in October 2008. These items were partially offset by lower interest expense as a result of WPL’s 7% debentures retired in June 2007 and 5.7% debentures retired in October 2008.

2007 vs. 2006 Summary - Interest expense increased $1 million in 2007, primarily due to the impact of WPL’s 6.375% debentures issued in 2007, substantially offset by the impact of WPL’s 7% debentures retired in 2007 and interest expense accrued in 2006 on the regulatory liability related to the reserve for rate refund associated with WPL’s fuel-related rate case.

Equity Income from Unconsolidated Investments - 2008 vs. 2007 Summary - Equity income from unconsolidated investments increased $6 million in 2008, primarily due to $5 million of higher equity income from ATC.

AFUDC - 2008 vs. 2007 Summary - AFUDC increased $7 million in 2008, primarily due to AFUDC recognized in 2008 related to the construction of WPL’s Cedar Ridge wind project.

Income Taxes - The effective income tax rates were 36.6%, 34.3%, and 37.1% in 2008, 2007 and 2006, respectively.

2008 vs. 2007 Summary - The increased effective tax rate for 2008 compared to 2007 was primarily due to a reserve recorded in 2008 for a tax-related regulatory asset and deferred tax rate changes as a result of estimated higher state income tax rates from apportionment changes anticipated in the future.

2007 vs. 2006 Summary - The decreased effective income tax rate for 2007 compared to 2006 was primarily due to lower state taxes, amortization of prior years deferred manufacturing production deduction tax benefits and increased current year manufacturing production deductions.

Refer to Note 5 of WPL’s “Notes to Consolidated Financial Statements” for additional information. Refer to “Other Matters - Other Future Considerations - Production Tax Credits” for discussion of tax credits for wind projects, which are expected to decrease future effective income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Overview - Alliant Energy, IPL and WPL believe they have, and expect to maintain, an adequate liquidity position to operate their businesses as a result of available capacity under their revolving credit facilities, operating cash flows from their utility business, and available cash and cash equivalents. Based on their liquidity positions and capital structures, Alliant Energy, IPL and WPL believe they will be able to secure the additional capital required to implement their strategic plans and to meet their long-term contractual obligations. Access by Alliant Energy, IPL and WPL to capital markets to fund their future capital requirements is largely dependent on their credit quality and on developments in those capital markets.

Liquidity Position - At Dec. 31, 2008, Alliant Energy and its subsidiaries had $347 million of cash and cash equivalents and $537 million ($245 million at IPL, $196 million at WPL and $96 million at the parent company) of available capacity under their revolving credit facilities. Refer to “Cash Flows - Financing Activities - Short- term Debt” for further discussion of the credit facilities. Refer to Note 1(d) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information on Alliant Energy’s cash and cash equivalents.

Capital Structure - Alliant Energy, IPL and WPL plan to maintain consolidated debt-to-total capitalization ratios that are consistent with investment-grade credit ratings to facilitate access to capital markets on reasonable terms and conditions. Alliant Energy’s, IPL’s and WPL’s capital structures at Dec. 31, 2008 were as follows (dollars in millions):

	Alliant Energy
	(Consolidated)		IPL		WPL
Common equity	$2,823.5	56.1%	$1,148.3	48.5%	$1,159.5	56.7%
Preferred equity	243.8	4.8%	183.8	7.7%	60.0	2.9%
Long-term debt (incl. current maturities)	1,884.7	37.4%	995.2	42.0%	782.9	38.3%
Short-term debt	86.1	1.7%	42.4	1.8%	43.7	2.1%
	$5,038.1	100.0%	$2,369.7	100.0%	$2,046.1	100.0%

In addition to capital structures, other important financial considerations used to determine the characteristics of future financings include financial coverage ratios, flexibility for the utility generation plan, state regulations and the levels of debt imputed by rating agencies. The most significant debt imputations include a portion of the DAEC, Kewaunee, Riverside and RockGen PPAs, and the amount of IPL’s accounts receivable sold. Refer to “Rates and Regulatory Matters - Utility Rate Cases - WPL’s 2007 Retail Rate Case” for details of imputed debt adjustments approved by the PSCW in WPL’s 2007 retail rate case, which was not changed in the recent stipulated agreement approved by the PSCW in December 2008.

Alliant Energy, IPL and WPL intend to manage their respective capital structures in such a way that they do not compromise their ability to raise the necessary funding required to enable them to continue to provide utility services reliably and at reasonable costs. Key considerations include maintaining access to the financial markets on the terms, in the amounts and within the timeframes required to fund Alliant Energy’s strategic plan, retaining a prudent level of financial flexibility and maintaining IPL’s and WPL’s investment-grade credit ratings. The capital structure is only one of a number of components that needs to be actively managed in order to achieve these objectives. Both IPL and WPL currently expect to maintain a capital structure in which total debt would not exceed 40% to 45%, and preferred stock would not exceed 5% to 10%, of total capital. These targets may be adjusted depending on subsequent developments and their potential impact on IPL’s and WPL’s investment-grade credit ratings.

Credit and Capital Market Developments - Financial markets have come under considerable strain over the past year, resulting in adverse impacts on the availability and terms of credit for businesses. A number of initiatives are underway by the U.S. Treasury Department and the Federal Reserve System intended to contain the contraction of credit in the economy and of liquidity in the various capital markets. However, financial market conditions remain highly sensitive to the evolving economic outlook. Liquidity in the various markets has fluctuated unpredictably, as investment flows into the safety of U.S. Treasury obligations have led to historically low yields in shorter-dated Treasury bills, inducing funds to be re-invested in higher-yielding instruments and/or longer-dated instruments at the beginning of 2009.

Alliant Energy, IPL and WPL are aware of the potential implications these credit and capital market developments might have on their ability to raise the external funding required for their respective operations and capital expenditure plans. Alliant Energy, IPL and WPL had already taken measures over the past several years to improve their financial strength including: reducing debt; securing multi-year committed revolving credit facilities to provide backstop liquidity to their commercial paper programs and a committed source of alternative liquidity in the event the commercial paper market becomes disrupted; arranging an accounts receivable sales program for up to $300 million at IPL as an alternative source of working capital financing; retaining sufficient cash and cash equivalents to fund a portion of Alliant Energy’s, IPL’s and WPL’s current operating and capital requirements in the event of credit market disruptions; extending IPL’s and WPL’s respective long-term debt maturity profiles and avoiding undue concentrations of maturities over the next few years; and converting certain of IPL’s and WPL’s pollution control revenue bonds from variable interest rates to fixed interest rates. As discussed below, IPL and WPL retain flexibility in undertaking their capital expenditure programs, particularly with respect to capital expenditures to fund the infrastructure investment programs within their strategic plans.

Primary Sources and Uses of Cash - Alliant Energy’s most significant source of cash is electric and gas sales to its utility customers. Cash from these sales reimburses IPL and WPL for prudently incurred expenses to provide service to their utility customers and provides IPL and WPL a return on rate base assets required to provide such services. Utility operating cash flows are expected to cover the majority of IPL’s and WPL’s capital expenditures required to maintain its current infrastructure and dividends paid to Alliant Energy’s shareowners. Capital requirements needed to retire debt and fund capital expenditures for utility rate base growth related to new generating facilities and environmental compliance programs, are expected to be financed primarily through external financings. Ongoing monitoring of credit and capital market conditions allows management to monitor the availability of funding and the terms and conditions attached to such financing. In order to maintain debt-to-total capitalization ratios that are consistent with investment-grade ratings, Alliant Energy, IPL and WPL may periodically fund such capital requirements with additional debt and equity.

Cash Flows - Selected information from Alliant Energy’s, IPL’s and WPL’s Consolidated Statements of Cash Flows is as follows (in millions):

	Alliant Energy			IPL			WPL
Cash flows from (used for):	2008	2007	2006	2008	2007	2006	2008	2007	2006
Operating activities	$319.5	$588.8	$403.3	$113.7	$257.4	$272.2	$239.7	$258.0	$162.6
Investing activities	(866.1)	329.0	465.8	(469.1)	452.0	155.3	(376.0)	(207.0)	(149.0)
Financing activities	147.9	(438.2)	(819.1)	322.2	(670.5)	(427.7)	140.4	(52.2)	(12.0)

Operating Activities -

2008 vs. 2007 - Alliant Energy’s cash flows from operating activities decreased $269 million primarily due to $77 million of transmission service expenditures paid to ITC in 2008 following the sale of IPL’s electric transmission assets in December 2007, $73 million of incremental operating expenditures related to the severe flooding in 2008, $50 million of higher expenditures due to changes in the level of accounts receivable sold during 2008 and 2007, $49 million of collateral payments received from counterparties of derivative contracts in 2007, $23 million of expenditures by IPL for prepaid gas in 2008, $16 million of refunds paid by WPL to retail electric customers in 2008 for over-recovered fuel-related costs in 2007 and other changes in working capital. These items were partially offset by $21 million of lower income tax payments and $18 million of property insurance payments received by IPL in 2008 for reimbursement of covered flood losses allocated to operating expenditures.

IPL’s cash flows from operating activities decreased $144 million primarily due to $77 million of transmission service expenditures paid to ITC in 2008 following the sale of IPL’s electric transmission assets in December 2007, $73 million of incremental operating expenditures related to the severe flooding in 2008, $50 million of higher expenditures due to changes in the level of accounts receivable sold during 2008 and 2007, $27 million of collateral payments received from counterparties of derivative contracts in 2007, $23 million of expenditures for prepaid gas in 2008 and other changes in working capital. These items were partially offset by $126 million of lower income tax payments and $18 million of property insurance payments received in 2008 for reimbursement of covered flood losses allocated to operating expenditures.

WPL’s cash flows from operating activities decreased $18 million primarily due to $22 million of collateral payments received from counterparties of derivative contracts in 2007, $16 million of refunds paid to retail electric customers in 2008 for over-recovered fuel-related costs in 2007 and other changes in working capital. These items were partially offset by $32 million of lower income tax payments.

2007 vs. 2006 - Alliant Energy’s cash flows from operating activities increased $186 million primarily due to lower pension plan contributions, changes in collateral paid to and received from counterparties of derivative contracts, lower interest payments due to long-term debt retirements and the impact of improved retail fuel-related cost recoveries at WPL. These items were partially offset by higher income tax payments and changes in the level of accounts receivable sold at IPL.

IPL’s cash flows from operating activities decreased $15 million primarily due to higher income tax payments and changes in the level of accounts receivable sold. These items were partially offset by lower pension plan contributions and changes in collateral paid to and received from counterparties of derivative contracts.

WPL’s cash flows from operating activities increased $95 million primarily due to lower pension plan contributions, changes in collateral paid to and received from counterparties of derivative contracts, the impact of improved retail fuel-related cost recoveries and other changes in working capital. These items were partially offset by higher income tax payments.

IPL’s Accounts Receivable Sale Program - Changes in the levels of accounts receivable sold by IPL increased (decreased) Alliant Energy’s and IPL’s cash flows from operations by ($75) million, ($25) million and $25 million in 2008, 2007 and 2006, respectively. The 2008 change was partially due to IPL using a portion of the proceeds from the issuance of its senior debentures in October 2008 to reduce the amount of accounts receivable sold. Refer to Note 4(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for information on IPL’s accounts receivable sale program.

Pension Plan Contributions - In 2006, the Pension Protection Act of 2006 was enacted. This legislation included changes to minimum funding level requirements of pension plans beginning in 2008. In December 2008, the Worker, Retiree and Employer Recovery Act of 2008 was enacted. This legislation provides pension plan funding relief to retirement plan sponsors impacted by material losses to their retirement plan assets in 2008. Alliant Energy, IPL and WPL are currently in compliance with these two acts and expect to maintain compliance with these acts as a result of future expected pension plan contributions noted below. Pension plan contributions for 2006, 2007 and 2008 along with estimates of pension plan contributions expected to be made in 2009, 2010 and 2011 are as follows (in millions):

	2006	2007	2008	2009 (b)	2010 (b)	2011 (b)
IPL (a)	$91	$--	$--	$30	$20	$25
WPL (a)	43	--	--	20	15	15
Other subsidiaries	32	8	2	5	5	5
Alliant Energy	$166	$8	$2	$55	$40	$45

(a) Pension plan contributions for IPL and WPL include contributions to their respective qualified pension plans as well as an allocated portion of the contributions to pension plans sponsored by Corporate Services.

(b) Pension plan contributions expected to be made in 2009, 2010 and 2011 are based on the funded status and assumed return on assets as of the Dec. 31, 2008 measurement date for each plan. Refer to Note 6(a) of the “Notes to Consolidated Financial Statements” for discussion of the current funded levels of pension plans.

Investing Activities -

2008 vs. 2007 - Alliant Energy’s cash flows used for investing activities increased $1.2 billion primarily due to $901 million of net proceeds received from asset sales in 2007 and $336 million of higher construction expenditures including expenditures for IPL’s Whispering Willow - East and WPL’s Cedar Ridge wind projects in 2008. These items were partially offset by $24 million of expenditures for emission allowances at IPL in 2007.

IPL’s cash flows used for investing activities increased $921 million primarily due to $801 million of net proceeds from the sales of its electric transmission assets and Illinois properties in 2007 and $164 million of higher construction expenditures including expenditures for its Whispering Willow - East wind project in 2008. These items were partially offset by $24 million of expenditures for emission allowances in 2007.

WPL’s cash flows used for investing activities increased $169 million primarily due to $160 million of higher construction expenditures including expenditures for its Cedar Ridge wind project in 2008 and $24 million of net proceeds from the sale of its Illinois properties in 2007.

2007 vs. 2006 - Alliant Energy’s cash flows from investing activities decreased $137 million primarily due to higher construction expenditures related to its utility generation plan and IPL’s winter storm restoration activities in 2007. These items were partially offset by higher proceeds received from asset sales.

IPL’s cash flows from investing activities increased $297 million primarily due to proceeds from the sales of its electric transmission assets and Illinois properties in 2007. These items were partially offset by proceeds from the sale of its interest in DAEC in 2006, higher construction expenditures largely due to its utility generation plan and winter storm restoration activities in 2007 and proceeds from the sale of emission allowances in 2006.

WPL’s cash flows used for investing activities increased $58 million primarily due to construction expenditures related to the Cedar Ridge wind project in 2007 and proceeds from the liquidation of nuclear decommissioning trust fund assets in 2006. These items were partially offset by proceeds from the sale of its Illinois properties in 2007.

Construction and Acquisition Expenditures - Capital expenditures, investments and financing plans are reviewed, approved and updated as part of Alliant Energy’s strategic planning and budgeting processes. In addition, significant capital expenditures and investments are subject to a cross-functional review prior to approval. Changes in Alliant Energy’s anticipated construction and acquisition expenditures may result from a number of reasons including economic conditions, regulatory requirements, ability to obtain adequate and timely rate relief, changing market conditions and new opportunities. Alliant Energy, IPL and WPL currently anticipate construction and acquisition expenditures during 2009, 2010 and 2011 as follows (in millions):

	Alliant Energy			IPL			WPL
Utility business (a):	2009	2010	2011	2009	2010	2011	2009	2010	2011
Generation - new facilities:
IPL coal - Sutherland #4 (b)	$205	$455	$285	$205	$455	$285	$--	$--	$--
IPL wind - Whispering Willow - East	250	10	--	250	10	--	--	--	--
WPL wind - Bent Tree	165	285	--	--	--	--	165	285	--
WPL wind - Other	20	90	135	--	--	--	20	90	135
WPL gas - NEF (c)	--	--	--	--	--	--	95	--	--
Total generation - new facilities	640	840	420	455	465	285	280	375	135
Environmental	135	240	390	100	40	80	35	200	310
Advanced metering infrastructure	55	75	25	--	70	25	55	5	--
Other utility capital expenditures	465	380	380	290	205	205	175	175	175
Total utility business	1,295	1,535	1,215	$845	$780	$595	$545	$755	$620
Non-regulated businesses	15	10	10
	$1,310	$1,545	$1,225

(a)  Cost estimates represent IPL’s or WPL’s estimated portion of total escalated construction and acquisition expenditures in millions of dollars and exclude AFUDC, if applicable.

(b)  In February 2009, IPL received a written order from the IUB concerning its ratemaking principles request for the Sutherland #4 project. IPL is currently reviewing this written order with its joint partners involved in the project to determine whether to proceed with the project. A decision on the project will likely be announced in March 2009.

(c)	WPL currently plans to purchase NEF from Resources effective June 1, 2009.

Alliant Energy, IPL and WPL have not yet entered into contractual commitments relating to the majority of their anticipated future capital expenditures. As a result, they have discretion with regard to the level of capital expenditures eventually incurred and closely monitor and frequently update such estimates based on numerous economic and other factors. Alliant Energy, IPL and WPL have capital purchase obligations under a master supply agreement executed in the second quarter of 2008 with Vestas for the purchase of 500 MW of wind turbine generator sets and related equipment to support IPL’s and WPL’s wind generation plans. Refer to “Certain Financial Commitments - Contractual Obligations” for long-term contractual obligations related to wind projects and “Strategic Overview” for further discussion of the utility generation plan and multi-emissions compliance plans.

Alliant Energy, IPL and WPL expect to finance their 2009 to 2011 capital expenditure plans in a manner that allows them to adhere to the capital structure targets discussed in the “Capital Structure” section above. 2009 capital expenditures are expected to be funded with a combination of available cash and cash equivalents, short-term debt and internally generated cash. Such short-term debt is expected to be refinanced with approximately $500 million ($250 million at IPL and $250 million at WPL) of long-term debt issuances in the second half of 2009. The precise characteristics of the financing for the 2010 and 2011 capital expenditures will be determined closer to the time that the financing is required. Flexibility will be required in implementing the long-term financing for capital expenditure plans to allow for scheduling variations in the required authorization and construction work, changing market conditions and any adjustments that might be required to ensure there are no material adverse impacts to Alliant Energy’s, IPL’s and WPL’s respective capital structures.

Proceeds from Asset Sales - Net proceeds from asset sales have been used for debt reduction, common share repurchases, funding capital expenditures and general corporate purposes. Proceeds from assets sales for Alliant Energy, IPL and WPL during 2008, 2007 and 2006 were as follows (in millions):

	Alliant Energy			IPL			WPL
Assets Sold:	2008	2007	2006	2008	2007	2006	2008	2007	2006
IPL’s electric transmission assets	$4	$772	$--	$4	$772	$--	$--	$--	$--
Mexico investments	--	66	--	--	--	--	--	--	--
Electric and gas utility assets in Illinois	--	52	--	--	28	--	--	24	--
Interest in DAEC	--	--	331	--	--	331	--	--	--
New Zealand investments	--	--	186	--	--	--	--	--	--
Brazil investments	--	--	150	--	--	--	--	--	--
China investments	--	--	82	--	--	--	--	--	--
Gas gathering pipeline systems	--	--	23	--	--	--	--	--	--
Other	9	11	25	--	1	1	3	--	4
	$13	$901	$797	$4	$801	$332	$3	$24	$4

Financing Activities -

2008 vs. 2007 - Alliant Energy’s cash flows from financing activities increased $586 million primarily due to changes in the amount of long-term debt issued and retired during 2008 and 2007 discussed below and $295 million of common stock repurchases under Alliant Energy’s common stock repurchase program in 2007. These items were partially offset by $34 million of proceeds received from stock options exercised in 2007.

IPL’s cash flows from financing activities increased $993 million primarily due to $581 million of lower common stock dividends, changes in the amount of long-term debt issued and retired during 2008 and 2007 discussed below and $100 million of higher capital contributions from its parent, Alliant Energy. These items were partially offset by a $75 million repayment of capital to its parent, Alliant Energy, in 2008.

WPL’s cash flows from financing activities increased $193 million primarily due to $100 million of lower common stock dividends and a $100 million capital contribution from its parent, Alliant Energy, in 2008. These items were partially offset by changes in the amount of long-term debt issued and retired during 2008 and 2007 discussed below.

2007 vs. 2006 - Alliant Energy’s cash flows used for financing activities decreased $381 million primarily due to changes in the amount of debt issued and retired, including decreased debt premiums, and IPL’s retirement of a capital lease obligation in 2006. These items were partially offset by higher common stock repurchases in 2007.

IPL’s cash flows used for financing activities increased $243 million primarily due to higher common stock dividends. This item was partially offset by higher capital contributions from Alliant Energy, changes in the amount of debt issued and retired and the retirement of a capital lease obligation in 2006. IPL’s financing activities were largely driven by the use of proceeds from the sales of its electric transmission assets in 2007 and interest in DAEC in 2006.

WPL’s cash flows used for financing activities increased $40 million primarily due to higher common stock dividends and a capital contribution from Alliant Energy in 2006. These items were partially offset by changes in the amount of debt issued and retired.

FERC and Public Utility Holding Company Act Financing Authorizations - Under the Public Utility Holding Company Act of 2005, FERC has authority over the issuance of utility securities, except to the extent that a state regulatory commission has retained jurisdiction over such matters. In July 2008, FERC issued an order allowing IPL to pay up to $400 million in common equity distributions from additional paid-in capital, rather than retained earnings. In October 2008, IPL paid $75 million in common equity distributions from additional paid-in capital under this order. In 2007, FERC authorized IPL to issue up to $900 million of long-term debt securities, $500 million of short-term debt securities and $200 million of preferred stock for a period from Jan. 1, 2008 through Dec. 31, 2009. In October 2008, IPL issued $250 million of long-term debt securities under this order. Issuance of debt securities by WPL is authorized by the PSCW and therefore is exempt from regulation by FERC. FERC does not have authority over the issuance of securities by Alliant Energy or Resources.

State Regulatory Financing Authorizations - IPL has state regulatory financing authorization for short-term borrowings of $300 million. In September 2008, WPL received authorization from the PSCW to issue up to $350 million of unsecured indebtedness through March 31, 2009 with terms not to exceed 31 years, among other conditions. As of Dec. 31, 2008, WPL had $100 million remaining under the authorization issued by the PSCW.

IPL received approval from FERC and MPUC to borrow directly from its parent should external sources of short-term debt become unavailable or short-term interest rates become excessive. Any borrowings from its parent would be subject to the maximum limit of its state regulatory financing authorization for short-term borrowings of $300 million.

Shelf Registrations - In the third quarter of 2008, IPL and WPL filed shelf registration statements with the SEC. IPL’s shelf registration became effective in August 2008 and provides IPL flexibility to offer from time to time up to an aggregate of $500 million of preferred stock and unsecured debt securities from August 2008 through August 2011. WPL’s shelf registration became effective in August 2008 and provides WPL flexibility to offer up to an aggregate of $450 million of its preferred stock and unsecured debt securities from August 2008 through August 2011. As of Dec. 31, 2008, IPL and WPL had $250 million and $200 million, respectively, remaining available under their shelf registrations. Alliant Energy’s most recent shelf registration statement expired in December 2008.

Common Stock Dividends - In December 2008, Alliant Energy announced an increase in its expected annual common stock dividend from $1.40 per share to $1.50 per share, which is equivalent to a rate of $0.375 per share per quarter, beginning with the Feb. 13, 2009 dividend payment. Payment of future 2009 quarterly dividends is subject to the actual dividend declaration by Alliant Energy’s Board of Directors. Alliant Energy’s general long-term goal is to maintain a dividend payout ratio that is competitive with the industry average. Currently, Alliant Energy’s goal is to attain a dividend payout percentage of approximately 60% to 70% of its utility earnings. Alliant Energy’s dividend payout ratio was 64% of its utility earnings in 2008. Refer to Note 7(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of IPL’s and WPL’s dividend payment restrictions based on the terms of their outstanding preferred stock and applicable regulatory limitations.

Common Stock Issuances - In 2007, Alliant Energy issued $34 million of additional common stock under its equity incentive plans for employees. In the first quarter of 2006, Alliant Energy began to satisfy any new demand under its Shareowner Direct Plan and 401(k) Savings Plan through open market purchases. Alliant Energy currently anticipates its only common stock issuances in 2009 will be to issue new shares to satisfy demands under its equity incentive plans for employees. Refer to Notes 6(b) and 7(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of Alliant Energy’s common stock issuances primarily under its equity incentive plan for employees, and capital contributions made by Alliant Energy to both IPL and WPL during 2008.

Common Stock Repurchase Program - Refer to Note 7(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of Alliant Energy’s common stock repurchase program, which was completed in 2007.

Short-term Debt - In October 2007, Alliant Energy, IPL and WPL extended the terms of their respective revolving credit facilities to November 2012. These credit facilities backstop commercial paper issuances used to finance short-term borrowing requirements, which fluctuate based on seasonal corporate needs, the timing of long-term financings and capital market conditions. The facility at the parent company is generally used to fund Resources and Corporate Services as well as its own needs. At Dec. 31, 2008, Alliant Energy’s short-term borrowing arrangements included three revolving credit facilities totaling $623 million ($96 million for Alliant Energy at the parent company level, $287 million for IPL and $240 million for WPL). During the fourth quarter of 2008, Alliant Energy became aware that Lehman Brothers Bank (Lehman) may not be able to fund its portion of the commitments under the Alliant Energy, IPL and WPL credit facility agreements. Therefore, Lehman’s commitments are excluded from the amounts above. Lehman’s total commitment to the credit facilities was $27 million, of which Alliant Energy (at the parent company level), IPL and WPL had $4 million, $13 million and $10 million, respectively. There are currently 15 lenders that participate in the three credit facilities, with aggregate respective commitments ranging from $11 million to $68 million. At Dec. 31, 2008, additional credit facility information was as follows (dollars in millions; Not Applicable (N/A)):

	Alliant Energy	Parent
	(Consolidated)	Company	IPL	WPL
Commercial paper:
Amount outstanding	$86	$--	$42	$44
Weighted average maturity	6 days	N/A	5 days	6 days
Weighted average interest rates	1.2%	N/A	1.1%	1.4%
Available credit facility capacity	$537	$96	$245	$196

During 2008, Alliant Energy, IPL and WPL issued commercial paper to meet short-term financing requirements and did not borrow directly under their respective credit facilities.

Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a covenant which requires the entities to maintain certain debt-to-capital ratios. The debt-to-capital ratios required to borrow under the credit facilities compared to the actual debt-to-capital ratios at Dec. 31, 2008 were as follows:

	Requirement	Status at Dec. 31, 2008
Alliant Energy	Less than 65%	38%
IPL	Less than 58%	44%
WPL	Less than 58%	44%

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

Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain negative pledge provisions, which generally prohibit placing liens on any of the property of Alliant Energy or its subsidiaries with certain exceptions. Exceptions include among others, securing obligations of up to 5% of the consolidated assets of the borrower, non-recourse project financing and purchase money liens.

The credit facility agreements each contain provisions that require, during their term, any proceeds from asset sales, with certain exclusions, in excess of 20% of Alliant Energy’s, IPL’s and WPL’s respective consolidated assets to be used to reduce commitments under their respective facilities. Exclusions include, among others, certain sale and lease-back transactions, and transmission and non-regulated assets.

The credit facility agreements each contain customary events of default. In addition, Alliant Energy’s credit facility agreement contains a cross default provision that is triggered if a domestic majority-owned subsidiary of Alliant Energy incurs an event of default on debt totaling $50 million or more. If an event of default under any of the credit facility agreements occurs and is continuing, the lenders may declare any outstanding obligations under the credit facility agreements immediately due and payable and could terminate such agreements. In addition, if any order for relief is entered under bankruptcy laws with respect to Alliant Energy, IPL or WPL, then any outstanding obligations under the respective credit facility agreements would be immediately due and payable. At Dec. 31, 2008, Alliant Energy, IPL and WPL did not have any borrowings outstanding under their credit facility agreements. In addition, IPL’s sale of accounts receivable program agreement contains a cross default provision that is triggered if IPL or Alliant Energy incurs an event of default on debt totaling $50 million or more. If an event of default under IPL’s sale of accounts receivable program agreement occurs, then the counterparty could terminate such agreement. At Dec. 31, 2008, IPL had sold in the aggregate $25 million of accounts receivable. A default by a minority-owned affiliate or a foreign subsidiary would not trigger a cross default event. A default by either Alliant Energy or Resources would not trigger a cross default event for either IPL or WPL, nor would a default by either of IPL or WPL trigger a cross default event for the other under their respective credit facility agreements.

A material adverse change representation is not required for borrowings under these credit facility agreements.

At Dec. 31, 2008, Alliant Energy, IPL and WPL were in compliance with all covenants and other provisions of the credit facility agreements. Refer to “Long-term Debt” below for a discussion of the alleged default under the Indenture with respect to the Exchangeable Senior Notes due 2030.

Refer to Note 8(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information on short-term debt.

Long-term Debt - In 2008 and 2007, significant issuances of long-term debt were as follows (dollars in millions):

			Interest
Company	Amount	Type	Rate	Due Date	Use of Proceeds
2008:
IPL	$250.0	Senior	7.25%	Oct-18	Reduce the amount of accounts receivable sold, invest
		debentures			in short-term assets, repay short-term debt and redeem
					$13.3 million of pollution control revenue bonds
WPL	$250.0	Debentures	7.6%	Oct-38	Invest in short-term assets, repay short-term debt, and
					repay at maturity its $60 million 5.7% debentures
2007:
WPL	$300.0	Debentures	6.375%	Aug-37	Repay short-term debt, pay a $100 million common
					stock dividend to Alliant Energy to realign WPL’s
					capital structure, and for working capital purposes

In 2008 and 2007, significant retirements of long-term debt were as follows (dollars in millions; pollution control revenue bonds (PCRB); collateral trust bonds (CTB); first mortgage bonds (FMB)):

			Interest	Original
Company	Amount	Type	Rate	Due Date
2008:
Corporate Services	$75.0	Senior notes	4.55%	Oct-08
WPL	$60.0	Debentures	5.7%	Oct-08
IPL	$16.5	Various PCRB	3.6-6.25% at	Nov-08 to Nov-23
			Dec. 31, 2007
2007:
WPL	$105.0	Debentures	7%	Jun-07
IPL	$55.0	CTB	6.875%	May-07
IPL	$50.0	CTB	6%	Oct-08
IPL	$24.8	FMB	8%	Feb-07
Alliant Energy Neenah, LLC	$36.3	Credit facility	7.125%	2007 to 2010

In addition, in 2008, IPL and WPL converted certain pollution control revenue bonds from variable interest rates to fixed interest rates as follows (dollars in millions):

	Amount
	Converted	Due Dates	Fixed Interest Rate
IPL	$38.4	2014	5%
WPL	24.5	2014 and 2015	5%
WPL	14.6	2015	5.375%

On Sep. 5, 2008, Alliant Energy and Resources received a notice of default, dated Sep. 4, 2008, from U.S. Bank National Association as successor indenture trustee (Trustee) pursuant to which the Trustee asserted that Resources was in default under the Indenture with respect to the Exchangeable Senior Notes due 2030 (Notes), which were issued by Resources and were guaranteed by Alliant Energy. The alleged default relates to a provision of the Indenture that provides that if Resources transfers all or substantially all of its properties and assets to a third party, then the transferee must assume Resources’ obligations under the Notes and Indenture. The Trustee also filed a compliant seeking a declaratory judgment that Resources is in breach of the Indenture. Alliant Energy and Resources do not believe that Resources has transferred substantially all of its assets or that a default has occurred under the Indenture. In addition, Alliant Energy and Resources believe that, under the terms of the Indenture, even if a default had occurred under the Indenture, such default would not have continued after Alliant Energy and Resources executed a Fifth Supplemental Indenture to the Indenture on Nov. 25, 2008 pursuant to which the Alliant Energy parent company assumed the obligations of Resources under the Indenture and the Notes. Alliant Energy and Resources intend to vigorously defend against this litigation.

If Alliant Energy’s and Resources’ interpretation of the Indenture is determined to be incorrect, a default may have occurred under the Indenture. If such default is continuing 90 days after the date the Notice of Default was received by Resources, an “Event of Default” will have occurred under the Indenture. The occurrence of an “Event of Default” under the Indenture would permit the Trustee or holders of at least 25% in aggregate principal amount of outstanding Notes to declare the principal amount of all outstanding Notes, plus accrued interest, to be immediately due and payable by Alliant Energy. The aggregate principal amount of Notes outstanding under the Indenture is $402.5 million. If a court determined Alliant Energy’s and Resources’ interpretation of the Indenture to be incorrect and the Trustee or the holders of the Notes declared the principal amount of all the outstanding Notes to be immediately due and payable by Alliant Energy, then Alliant Energy would be required to pay the aggregate principal amount of the Notes, plus accrued interest, and record a pre-tax loss of approximately $365 million based on the amount of unamortized debt discount and unamortized debt expense on Alliant Energy’s Consolidated Balance Sheet at Dec. 31, 2008. In addition, an “Event of Default” under the Indenture would also trigger cross default provisions in Alliant Energy’s credit facility agreement and IPL’s sale of accounts receivable program agreement that could result in the termination of such agreements. Alliant Energy and IPL have obtained waivers from the necessary parties to prevent an “Event of Default” from occurring through March 31, 2009 under the credit facility agreement and sale of accounts receivable program agreement, respectively.

Refer to Note 12(c) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional discussion of the alleged default by Resources under the Indenture related to the Notes and Note 8(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information on long-term debt.

Creditworthiness -

Credit Ratings - Access to the capital markets and the costs of obtaining external financing are dependent on creditworthiness. Alliant Energy is committed to taking the necessary steps required to maintain investment-grade credit ratings. Alliant Energy’s current credit ratings and outlooks are as follows:

		Standard & Poor’s	Moody’s Investors
		Ratings Services (S&P)	Service (Moody’s)
IPL	Senior unsecured long-term debt	BBB+	A3
	Commercial paper	A-2	P-2
	Preferred stock	BBB-	Baa2
	Corporate/issuer	BBB+	A3
WPL	Senior unsecured long-term debt	A-	A2
	Commercial paper	A-2	P-1
	Preferred stock	BBB	Baa1
	Corporate/issuer	A-	A2
Resources	Senior unsecured long-term debt	BBB	Baa1
	Corporate/issuer	BBB+	Not rated
Alliant Energy	Senior unsecured long-term debt	BBB	Not rated
	Commercial paper	A-2	P-2
	Corporate/issuer	BBB+	Not rated

All Entities	Outlook	Stable	Stable

Ratings Triggers - The long-term debt of Alliant Energy and its subsidiaries is not subject to any repayment requirements as a result of explicit credit rating downgrades or so-called “ratings triggers.” However, Alliant Energy and its subsidiaries are parties to various agreements, including PPAs, fuel contracts and corporate guarantees that are dependent on maintaining investment-grade credit ratings. In the event of a downgrade below investment-grade level, Alliant Energy or its subsidiaries may need to provide credit support, such as letters of credit or cash collateral equal to the amount of the exposure, or may need to unwind the contract or pay the underlying obligation. In the event of a downgrade below investment-grade level, management believes Alliant Energy, IPL and WPL have sufficient liquidity to cover counterparty credit support or collateral requirements under the various agreements with ratings triggers.

Off-Balance Sheet Arrangements -

Synthetic Leases - Alliant Energy utilizes off-balance sheet synthetic operating leases related to the financing of certain corporate headquarters and utility railcars. Synthetic leases provide favorable financing rates to Alliant Energy while allowing it to maintain operating control of its leased assets. Refer to Note 3 of the “Notes to Consolidated Financial Statements” for future minimum lease payments and residual value guarantees associated with these synthetic leases.

Special Purpose Entities - IPL uses special purpose entities for its accounts receivable sale program. IPL uses proceeds from the sale of accounts receivable and unbilled revenues to maintain flexibility in its capital structure, take advantage of favorable short-term interest rates and finance a portion of its long-term cash needs. The sale of accounts receivable provides liquidity to IPL. Refer to Note 4(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for aggregate proceeds from the sale of accounts receivable. Alliant Energy has reviewed these special purpose entities and determined that consolidation of these entities is not required. Refer to Note 19 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information regarding Financial Accounting Standards Board Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities.”

Guarantees and Indemnifications - Alliant Energy has several guarantees and indemnifications outstanding related to its prior divestiture activities. Refer to Note 12(d) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information.

Certain Financial Commitments -

Contractual Obligations - Alliant Energy’s, IPL’s and WPL’s consolidated long-term contractual obligations as of Dec. 31, 2008 were as follows (in millions):

Alliant Energy	2009	2010	2011	2012	2013	Thereafter	Total
Operating expense purchase obligations (Note 12(b)):
Purchased power and fuel commitments (a)	$839	$609	$416	$329	$331	$94	$2,618
Emission allowances	1	9	1	--	--	34	45
Other (b)	28	3	--	--	--	--	31
Long-term debt maturities (Note 8(b))	136	102	201	1	1	1,817	2,258
Interest - long-term debt obligations	133	120	109	103	103	1,697	2,265
Wind generation projects (Note 12(a)) (c)	312	308	43	--	--	--	663
Operating leases (Note 3)	86	77	68	106	22	16	375
Capital leases	--	--	--	--	--	4	4
	$1,535	$1,228	$838	$539	$457	$3,662	$8,259

IPL	2009	2010	2011	2012	2013	Thereafter	Total
Operating expense purchase obligations (Note 12(b)):
Purchased power and fuel commitments (a)	$353	$301	$226	$221	$220	$48	$1,369
Emission allowances	1	9	1	--	--	34	45
Other (b)	12	--	--	--	--	--	12
Long-term debt maturities (Note 8(b))	135	--	200	--	--	663	998
Interest - long-term debt obligations	65	56	50	43	43	445	702
Wind generation projects (Note 12(a)) (c)	180	7	--	--	--	--	187
Operating leases (Note 3)	10	3	2	2	2	11	30
Capital lease	--	--	--	--	--	3	3
	$756	$376	$479	$266	$265	$1,204	$3,346

WPL	2009	2010	2011	2012	2013	Thereafter	Total
Operating expense purchase obligations (Note 12(b)):
Purchased power and fuel commitments (a)	$375	$209	$103	$101	$111	$46	$945
Other (b)	5	3	1	--	--	--	9
Long-term debt maturities (Note 8(b))	--	100	--	--	--	689	789
Interest - long-term debt obligations	54	50	46	46	46	1,069	1,311
Wind generation projects (Note 12(a)) (c)	132	301	43	--	--	--	476
Neenah Energy Facility (Note 12(a)) (d)	95	--	--	--	--	--	95
Operating leases (Note 3(a))	68	68	61	61	19	7	284
Capital lease (Note 3(b))	15	15	15	15	15	173	248
	$744	$746	$269	$223	$191	$1,984	$4,157

(a)

Purchased power and fuel commitments represent normal business contracts used to ensure adequate purchased power, coal and natural gas supplies and to minimize exposure to market price fluctuations. Alliant Energy, through its subsidiary Corporate Services, has entered into various coal commitments that have not yet been directly assigned to IPL and WPL. Such commitments are included in the Alliant Energy purchased power and fuel commitments but are not included in the IPL or WPL purchased power and fuel commitments.

(b)	Other operating expense purchase obligations represent individual commitments incurred during the normal course of business that exceeded $1 million at Dec. 31, 2008.
(c)

In the second quarter of 2008, Corporate Services, as agent for IPL and WPL, entered into a master supply agreement with Vestas for the purchase of 500 MW of wind turbine generator sets and related equipment to support IPL’s and WPL’s wind generation plans. The wind generations plans are described in more detail in “Strategic Overview - Utility Generation Plan.” Minimum future commitments for capital purchase obligations related to this agreement are based on currency exchange rates and steel prices at Dec. 31, 2008. Refer to “Other Matters - Market Risk Sensitive Instruments and Positions” for further discussion of potential impacts of changes in currency exchange rates and steel prices on the minimum future commitments related to this agreement.

(d)

In September 2008 and April 2008, WPL received approval from FERC and the PSCW, respectively, to purchase Resources’ 300 MW, simple-cycle, dual-fueled (natural gas/diesel) electric generating facility in Neenah, Wisconsin. WPL currently plans to acquire NEF effective June 1, 2009.

At Dec. 31, 2008, Alliant Energy, IPL and WPL had $14.0 million, $9.4 million and $2.5 million, respectively, of unrecognized tax benefits recorded as liabilities in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes,” which are not included in the above tables. It is uncertain if, and when, such amounts may be settled with the respective taxing authorities. Related to these unrecognized tax benefits, Alliant Energy, IPL and WPL also recorded liabilities for potential interest of $1.9 million, $0.8 million and $0.3 million, respectively, at Dec. 31, 2008, which are also not included in the above tables.

Refer to Note 6(a) of the “Notes to Consolidated Financial Statements” for anticipated pension and other postretirement benefits funding amounts, which are not included in the above tables. Refer to “Cash Flows - Investing Activities - Construction and Acquisition Expenditures” for additional information on Alliant Energy’s, IPL’s and WPL’s construction and acquisition programs. In addition, at Dec. 31, 2008, there were various other long-term liabilities and deferred credits included on the respective Consolidated Balance Sheets that, due to the nature of the liabilities, the timing of payments cannot be estimated and are therefore excluded from the above tables.

Environmental -

Overview - Alliant Energy, IPL and WPL are subject to regulation of environmental matters by various federal, state and local authorities as a result of their current and past operations. Alliant Energy, IPL and WPL address these environmental matters with pollution abatement programs, which are subject to continuing review and are periodically revised due to various factors, including changes in environmental regulations, construction plans and compliance costs. Given the dynamic nature of environmental regulations and other related regulatory requirements, IPL and WPL have established an integrated planning process that is used for environmental compliance of their future anticipated operations. Alliant Energy, IPL and WPL anticipate future expenditures for environmental compliance will be material and will require significant capital investments. Alliant Energy anticipates that prudent expenditures incurred by IPL and WPL to comply with environmental requirements likely would be recovered in rates from its customers. Refer to “Strategic Overview - Multi-emission Compliance Plan” for details of Alliant Energy’s, IPL’s and WPL’s multi-emission compliance plans, including estimated capital expenditures. The following are major environmental matters that could potentially have a significant impact on Alliant Energy’s, IPL’s and WPL’s financial condition, results of operations and cash flows.

Air Quality - The Clean Air Act (CAA) and its amendments mandate preservation of air quality through existing regulations and periodic reviews to ensure adequacy of these provisions based on scientific data. As part of the basic framework under the CAA, the EPA is required to establish National Ambient Air Quality Standards (NAAQS), which serve to protect public health and welfare. These standards address six “criteria” pollutants, four of which are particularly relevant to Alliant Energy’s electric utility operations, including NOx, SO2, particulate matter (PM), and ozone. Ozone is not directly emitted from Alliant Energy’s generating facilities; however, NOx emissions may contribute to its formation in the atmosphere.

State implementation plans (SIPs) document the collection of regulations that individual state agencies will apply to maintain NAAQS and related CAA requirements. The EPA must approve each SIP and if a SIP is not acceptable to the EPA or if a state chooses not to issue separate state rules, then the EPA can assume enforcement of the CAA in that state by issuing a federal implementation plan (FIP). Areas that comply with NAAQS are considered to be in attainment, whereas routinely monitored locations that do not comply with these standards may be classified by the EPA as non-attainment and require further actions to reduce emissions. Additional emissions standards may also be applied under the CAA regulatory framework beyond the NAAQS. The specific federal and state regulations that may affect Alliant Energy’s operations include: Clear Air Interstate Rule, Clean Air Visibility Rule, Clean Air Mercury Rule, Wisconsin Reasonably Available Control Technology Rule, Wisconsin State Mercury Rule, Ozone National Ambient Air Quality Standards Rule, Fine Particle National Ambient Air Quality Standards Rule and Industrial Boiler and Process Heater Case-by-Case Maximum Achievable Control Technology Standards Rule. Alliant Energy also monitors various other potential environmental matters related to air quality, including: litigation of various federal rules issued under the CAA statutory authority; revisions to the New Source Review/Prevention of Significant Deterioration permitting programs and New Source Performance Standards; and proposed legislation or other regulatory actions to regulate the emission of GHG.

Clean Air Interstate Rule - CAIR was issued by the EPA in 2005 to reduce emissions of SO2 and NOx from electric generating units with greater than 25 MW of capacity. CAIR established new SO2 and NOx (both annual and ozone season) emission caps beginning in 2010 and 2009, respectively, with further reductions in SO2 and NOx emission caps effective in 2015. CAIR included a national cap-and-trade system, where compliance may be achieved by either adding air pollution controls and/or purchasing emission allowances. In July 2008, the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit Court) vacated CAIR in its entirety. In September 2008, the EPA and other affected parties filed petitions requesting the D.C. Circuit Court review this decision, including a request that CAIR be remanded to the EPA for reconsideration and not vacated in its entirety. In October 2008, the D.C. Circuit Court requested the petitioners to file briefs as to whether any party is seeking vacatur of CAIR and whether the D.C. Circuit Court should stay its mandate until the EPA promulgates a revised rule. In December 2008, the D.C. Circuit Court issued an order that denied rehearing of the original court decision and also remanded (rather than vacated) CAIR to the EPA for revision to address flaws identified in the July 2008 opinion in the case. The impact of the court’s remand of CAIR to the EPA is that CAIR obligations became effective January 1, 2009 and require EPA issuance of NOx emission allowances to regulated sources in the first quarter of 2009. In addition, the EPA must undertake additional rule making to revise CAIR in accordance with the remand.

The court ruling in July 2008 did not impact other air quality regulations of the EPA which currently remain in effect including the Acid Rain Program regulations, which utilize a cap and trade program to reduce SO2 emissions. The ruling also does not impact the regulatory requirements for Reasonable Available Control Technology to reduce NOx emissions imposed in the Wisconsin counties that are currently non-attainment areas under the national ambient air quality standard for ozone. The 2008 court ruling may have an indirect impact on the Clean Air Visibility Rule (CAVR) issued by the EPA in 1999 and related Best Available Retrofit Technology Rule (BART) determination guidance in 2005 to address regional haze as discussed below. The EPA’s response to this court decision and associated implications to IPL and WPL are uncertain at this time. There are also uncertainties regarding the applicability of state regulations in Iowa and Wisconsin that were adopted to implement CAIR and state responses in the interim until the uncertainties are resolved.

In January 2009, EPA also took initial action to address one of the CAIR flaws in this matter related to the inclusion of Minnesota in the CAIR program. At issue were claims that EPA had included Minnesota in the CAIR region based on inaccurate data and that use of better data would result in Minnesota falling below the threshold impact level. Consistent with the 2008 court ruling, the EPA administrator signed the notice for the proposed rule to stay CAIR FIP requirements for Minnesota, until such time that the EPA determines that Minnesota should be included in the eastern CAIR region. However, the proposed stay of the CAIR FIP requires notice and comment rulemaking proceedings in the Federal Register prior to final promulgation. In addition, this action does not have any effect on EPA Acid Rain Program regulations, which currently remain in effect in Minnesota.

IPL and WPL are currently unable to predict the final outcome of the 2008 court ruling, but expect that capital investments and/or modifications resulting from the reconsidered air quality rules that address SO2 and NOx emissions could be significant. Until CAIR is resolved through further action by the EPA, Alliant Energy, IPL and WPL plan to continue to implement their current multi-emissions compliance plans, which include investments in air pollution controls for electric generating facilities as well as purchases of emission allowances. Alliant Energy, IPL and WPL will closely monitor the future developments of these regulations and update their multi-emissions compliance plans as needed.

Clean Air Visibility Rule - CAVR requires states to develop and implement SIPs to address visibility impairment in designated national parks and wilderness areas across the country with a national goal of no impairment by 2064. Affected states including Iowa, Wisconsin and Minnesota were required to submit a CAVR SIP to the EPA by December 2007 to include BART air pollution controls and other additional measures needed for reducing state contributions to regional haze. Iowa submitted its Regional Haze SIP for EPA review and approval in March 2008. Minnesota and Wisconsin have not yet submitted a CAVR SIP for EPA review. In January 2009, the EPA found both Minnesota and Wisconsin to be deficient regarding the CAVR SIP submittal. EPA is now required to promulgate a FIP within two years. However, the FIP requirement is void if a state submits a regional haze SIP, and EPA approves that SIP within the two year period. Electric generating facility emissions of primary concern for BART and regional haze regulation include SO2, NOx and PM. There are pending obligations under the EPA’s CAVR to complete BART determinations that would evaluate control options to reduce these emissions at certain WPL and IPL units that were in existence on Aug. 7, 1977 and began operation after Aug. 7, 1962. The D.C. Circuit Court CAIR ruling in 2008 may have an indirect impact on the CAVR and BART SIP implementation approach because the EPA allowed for BART obligations for SO2 and NOx emissions to be fulfilled by the CAIR program and this compliance approach was adopted by both Iowa and Wisconsin. IPL electric generating facilities operated in Minnesota do not combust coal, therefore additional emissions controls were deemed unnecessary in the proposed Minnesota CAVR SIP. As a result of the D.C. Circuit Court CAIR ruling in December 2008 to revise CAIR, there are uncertainties in the applicability of and compliance outcomes of BART control approaches that will be approved for inclusion in Wisconsin and Iowa CAVR SIPs. In addition, there are uncertainties whether additional emissions reductions could be required to address regional haze impacts beyond BART. Alliant Energy, IPL and WPL are unable to predict the impact that CAVR might have on the operations of their existing coal-fired generating facilities until Iowa and Wisconsin have received final EPA approvals of CAVR SIP submittals, which is currently expected in 2010.

Clean Air Mercury Rule (CAMR) - CAMR was issued by the EPA in 2005 to reduce mercury emissions from existing and new U.S. coal-fired electric generating units with greater than 25 MW of capacity in a two-phased approach. The first phase of compliance was required by Jan. 1, 2010 and the second phase by Jan. 1, 2018. Similar to the CAIR program, CAMR would use a national cap-and-trade system, where compliance may be achieved by either adding mercury pollution controls and/or purchasing emission allowances. In March 2008, the D.C. Circuit Court vacated the federal CAMR rule. In October 2008, the EPA petitioned the U.S. Supreme Court to review the D.C. Circuit Court’s decision. In February 2009, the EPA notified the court that it is no longer seeking review of the CAMR vacatur decision and the Supreme Court subsequently denied a remaining petitioner’s request to reconsider the lower court ruling in this case. The EPA will now propose new federal mercury regulations for coal-fired electric generating units. The EPA’s federal mercury rules and associated implications to IPL and WPL are uncertain at this time. In February 2009, the Iowa Environmental Protection Commission (EPC) directed the Iowa DNR to start the rulemaking process to officially remove the Iowa provisions that would implement the EPA’s vacated federal CAMR program from the Iowa Administrative Code. The Iowa EPC also directed the Iowa DNR to incorporate provisions for new mercury monitoring (coal sampling or stack testing) at Iowa units that would have been subject to CAMR. Alliant Energy currently anticipates that related Iowa rulemaking will be finalized later in 2009. Wisconsin proposed rules to implement the federal CAMR but these rules were never finalized as a result of the vacatur of CAMR. The Wisconsin DNR has subsequently issued a revised state-only mercury rule that is discussed in “Wisconsin State Mercury Rule” below. IPL and WPL are currently unable to predict the final outcome of federal mercury emission regulations, but expect that capital investments and/or modifications resulting from mercury emission regulations could be significant.

Wisconsin Reasonably Available Control Technology (RACT) Rule - In 2004, the EPA designated 10 counties in Southeastern Wisconsin as non-attainment areas for the ozone NAAQS. This designation includes Sheboygan County, where WPL operates SFEF and the Edgewater Generating Station (Edgewater). In 2007, the Wisconsin DNR approved the RACT rule for NOx as part of the federal ozone SIP submittal to address non-attainment areas in Wisconsin. Facility modifications are not necessary at SFEF to comply with this rule. As part of its air emissions compliance plan, WPL has invested in installation of low NOx combustion control technologies and will continue to evaluate its compliance approach to meet the 2009 and 2013 compliance deadlines for NOx emissions reductions at Edgewater. However, final compliance requirements cannot be certain until final EPA approval of the RACT rule has been received, which is currently expected in 2009. Refer to “Strategic Overview - Multi-emission Compliance Plan - Air Pollution Control Projects Submitted for PSCW Approval” for discussion of proposed air pollution controls for NOx emission reductions at Edgewater.

Wisconsin State Mercury Rule - In 2004, the Wisconsin DNR independently issued a state-only mercury emission control rule that affects electric utility companies in Wisconsin. The rule explicitly recognizes an underlying state statutory restriction that state regulations cannot be more stringent than those included in any federal mercury program unless there is a demonstration that more stringent requirements are necessary to provide adequate protection for public health or welfare. The rule states that the Wisconsin DNR must adopt state rule changes within 18 months of publication of any federal rules. In March 2008, the Wisconsin DNR issued a mercury public health and welfare finding and related notice of proposed revisions to Wisconsin’s current state mercury rule. The current and revised rules apply to coal-fired generating units with greater than 25 MW of capacity. Under the revised rule, WPL must reduce mercury emissions by 40% by Jan. 1, 2010 from a baseline established in the current state mercury rule. In addition, large coal-fired electric generating units with greater than 150 MW of capacity must either achieve a 90% mercury emissions reduction standard by Jan. 1, 2015 or choose a multi-pollutant alternative that requires the affected facilities to achieve NOx and SO2 reductions beyond those currently required by federal and state regulations. If the multi-pollutant approach is elected, an additional six years is allowed to achieve the 90% mercury emission reduction standard for the affected facilities. Other coal-fired electric generating units between 25 MW and 150 MW of capacity must install Best Available Control Technology by Jan. 1, 2015 to reduce mercury emissions. The Wisconsin mercury rule revisions were adopted by the Natural Resources Board in June 2008, approved by the Wisconsin legislature in October 2008 and became effective in December 2008. WPL continues to evaluate the impact of these rule revisions and believes its current multi-emissions compliance plan includes sufficient controls to achieve compliance.

Ozone NAAQS Rule - In March 2008, the EPA announced reductions in the primary NAAQS for 8-hour ozone to a level of 0.075 parts per million (ppm) from the previous standard of 0.08 ppm. The EPA’s final designations of non-attainment areas for this new ozone standard are to be issued in 2010 with SIPs required in 2013. Alliant Energy is currently unable to predict the potential impact of this new ozone standard on its operations. Depending on the level and location of non-attainment areas, Alliant Energy, IPL and WPL may be subject to additional NOx emissions reduction requirements to meet the new ozone standard. Alliant Energy, IPL and WPL continue to monitor regulatory developments related to the new ozone standard issuance and the associated uncertainties to their current multi-emissions compliance plans.

Fine Particle NAAQS Rule - The EPA lowered the 24-hour fine particle primary NAAQS (PM2.5 NAAQS) from 65 micrograms per cubic meter (ug/m3) to 35 ug/m3 in 2006. In December 2008, the EPA issued its decision on non-attainment areas designated as not achieving the 2006 PM2.5 NAAQS. The non-attainment areas for Wisconsin include the location of WPL’s Columbia Energy Center. No non-attainment areas were designated for Minnesota and IPL does not have any electric generating facilities located in those areas designated non-attainment in Iowa. The EPA’s designation of areas in non-attainment of the new PM2.5 standard is based on the three most recent years of air monitoring data (2005 through 2007). The EPA’s official designations remain pending until publication in the Federal Register. In February 2009, Wisconsin DNR submitted complete, quality assured, and certified monitoring data for 2008, which may be used with two previous years of data (2006 and 2007) to have an area changed back to attainment status provided the three years of data show the area is now in compliance with the standard. Wisconsin DNR concluded that the 2006 through 2008 data supports a designation of attainment for some areas including the location of the Columbia Energy Center; however, final status requires EPA approval. The effective date of final designations will be 90 days after publication in the Federal Register. Therefore, the anticipated future timeline for action is as follows: the EPA publishes final 2006 PM2.5 designations in the Federal Register, which will take effect within 90-days of publication; SIPs filed with the EPA that demonstrate actions to be taken to achieve attainment are due three years from the effective date of the designations; and attainment deadline to meet the 2006 PM2.5 NAAQS required five years from effective date of designations.

In February 2009, the D.C. Circuit Court of Appeals issued a decision for litigation regarding the EPA’s determination not to lower the annual PM2.5 NAAQS in 2006. In response to the litigation decision, the EPA must re-evaluate its justification for not tightening the annual standard related to adverse effects on health and visibility. Alliant Energy is currently unable to predict the potential impact of the 2006 PM2.5 NAAQS on its operations, but IPL or WPL may be subject to additional emission reduction requirements including SO2, NOx and PM. Alliant Energy, IPL and WPL continue to monitor regulatory developments related to the PM2.5 NAAQS and the associated uncertainties to their current multi-emissions compliance plans.

Industrial Boiler and Process Heater Case-by-Case Maximum Achievable Control Technology (MACT) Rule - In 2004, the EPA’s Industrial Boiler and Process Heater Case-by-Case MACT rule became effective, and compliance with these new emission requirements for hazardous air pollutants was required by September 2007. This rule applies to fossil fuel electric generating units with less than 25 MW capacity as well as certain auxiliary boilers and process heaters operated at electric generating facilities. In 2005, Alliant Energy submitted initial notifications to the EPA and Iowa DNR identifying specific units that may require compliance with the Industrial Boiler and Process Heater Case-by-Case MACT rule and subsequently received concurrence that two of IPL’s coal-fired electric generating units were subject to the rule’s emissions control and compliance requirements. In June 2007, a court decision vacated this rule. EPA will be revising the Industrial Boiler and Process Heater Case-by-Case MACT rule in response to this court decision and the implications to IPL and WPL are uncertain at this time. Until the EPA issues a revised Industrial Boiler and Process Heater Case-by-Case MACT rule, the federal CAA generally requires affected facilities to submit a permit application for a case-by-case MACT determination to state permitting authorities for all potentially affected units under this rule. Case-by-case MACT determinations are effective compliance measures until revised final federal regulations can replace these interim requirements. Alliant Energy, IPL and WPL anticipate submittal of case-by-case permit applications in the first quarter of 2009. The outcome of the case-by-case MACT determinations by the Iowa DNR and Wisconsin DNR are uncertain at this time.

Third Party Excess Emission Claims - Alliant Energy, IPL and WPL are aware that certain citizen groups have begun pursuing claims against owners of utility generating facilities regarding excess emissions, including opacity emissions. In addition, WPL is aware that certain public comments have been submitted to the Wisconsin DNR regarding excess emission reports for WPL’s generating facilities. WPL is unable to predict what actions, if any, the Wisconsin DNR or the public commenters may take in response to these public comments. Alliant Energy, IPL and WPL continue to monitor their emissions closely to determine whether additional controls will be required. The anticipated additional capital investments for compliance with air quality rules discussed in “Strategic Overview - Multi-emission Compliance Plan” are expected to contribute to improvements in opacity emissions. WPL has received several renewed air operating permits for its generating facilities and will continue to evaluate the timing of investments and control equipment options to comply with any new permit requirements.

Third Party Alleged Air Permitting Violation Claims - Citizen groups have pursued claims against utilities and permitting agencies for alleged air permitting violations. IPL and WPL are aware of certain public comments or petitions from citizen groups that have been submitted to the Iowa DNR and Wisconsin DNR, respectively, regarding the renewal of air operating permits at certain of their facilities. WPL has since received renewal air permits for two facilities that contain changes to permit conditions that resulted from the Wisconsin DNR’s review of the comments or petitions. In December 2008, a citizen group submitted a notice of intent to sue the EPA for failure to respond to its petition encouraging EPA to challenge one of these permits. IPL and WPL are unable to predict what actions, if any, the Wisconsin DNR, Iowa DNR, or the public commenters may take in response to any public comments, petitions for existing permits or draft renewal permits.

In December 2008, WPL received the EPA Region V’s request under Section 114 of the CAA for certain information relating to the historical operation of WPL’s Columbia, Edgewater and Nelson Dewey coal-fired generating units in Wisconsin. WPL is in the process of responding to this data request. WPL cannot presently predict the impact of the EPA’s request on its financial condition or results on operations.

GHG Emissions - Climate change continues to garner public attention along with support for policymakers to take action to mitigate global warming. There is considerable debate regarding the public policy response that the U.S. should adopt, involving both domestic actions and international efforts. Several members of Congress have proposed legislation to regulate GHG emissions, primarily targeting reductions of carbon dioxide (CO2) emissions. In addition, efforts are underway by the EPA to respond to a court ruling that could require rules to reduce GHG emissions, including assessment of whether or how the agency should regulate GHG emissions. State and regional initiatives to address GHG emissions are also underway in the states covering Alliant Energy’s utility service territory. Specifically, governors from nine Midwest states, including Iowa, Wisconsin and Minnesota, signed the Midwestern GHG Accord in November 2007. The participants were expected to develop a proposed cap-and-trade agreement and a model rule within 12 months of the date of this accord. However, the Midwestern GHG Accord recently released a revised timeline indicating a proposed cap and trade agreement and model rule will not be available until mid-2009. The accord also provides for an 18-month implementation period following completion of the cap-and-trade agreement and model rule. Refer to “Rates and Regulatory Matters - Recent Regulatory-related Legislative Developments” for state initiatives to address GHG emissions.

Alliant Energy, IPL and WPL continue to take voluntary measures to reduce their emissions including CO2 and other GHG as prudent steps to address potential climate change regulation. In the third quarter of 2008, Alliant Energy completed the formal application process and third party audit for participation in the Phase I period of the Chicago Climate Exchange (CCX). CCX is a voluntary market-based emissions cap and trade program for reducing GHG emissions including CO2. Strategically, Alliant Energy, IPL and WPL focus on the following areas to reduce GHG: 1) installation of commercially proven controls for air emissions and continued operational excellence to achieve further generating facility efficiency improvements; 2) demand-side management including energy conservation programs; 3) expansion of company-owned renewable energy sources; 4) continued use of PPAs and investments that focus on lower or non-emitting generation resources; and 5) development of technology solutions through funding of collaborative research programs for advanced clean coal generation as well as potential options for carbon sequestration. Refer to “Strategic Overview - Multi-emission Compliance Plan” for information regarding IPL’s proposed plan to reduce GHG emissions announced in 2008.

Alliant Energy’s Board of Directors has assigned oversight of environmental policy and planning issues, including climate change, to the Environmental, Nuclear, Health and Safety (ENHS) Committee. The ENHS committee is comprised solely of independent directors. The ENHS Committee reports on its reviews and, as appropriate, makes recommendations to Alliant Energy’s Board of Directors.

Given the highly uncertain outcome and timing of future regulations regarding the control of GHG emissions, Alliant Energy, IPL and WPL currently cannot predict the financial impact of any future climate change regulations on their operations but the capital expenditures to comply with any new emissions controls could be significant.

Water Quality -

Federal Clean Water Act - The Federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the “best technology available” for minimizing adverse environmental impacts to fish and other aquatic life. In 2004, the second phase of this EPA rule became effective and is generally referred to as Section 316(b) of the Clean Water Act (316(b)). 316(b) applies to existing cooling water intake structures at large steam-electric generating facilities. IPL and WPL have identified seven and three generating facilities, respectively, which are believed to be impacted by 316(b). In January 2007, a court opinion invalidated aspects of the 316(b) rule that allowed for consideration of cost-effectiveness when determining the appropriate compliance measures. In July 2007, the EPA formally suspended the Phase II 316(b) rule. In December 2008, the U.S. Supreme Court heard arguments on whether the EPA may compare costs to benefits when setting technology-based requirements to minimize environmental impacts at cooling water intake structures. A decision in this case is anticipated in the first half of 2009. IPL and WPL are currently unable to predict the final requirements, but expect that capital investments and/or modifications resulting from the regulation could be significant.

Proposed Wisconsin State Thermal Rule - In February 2008, WPL submitted comments to the Wisconsin DNR on the proposed rule regarding the amount of heat that WPL’s generating facilities can discharge into Wisconsin waters. The Wisconsin DNR has reviewed all comments and is completing its revision of the proposed rule. A final rule may be approved by the Wisconsin Natural Resources Board as early as the first half of 2009. At this time, WPL is unable to predict the final outcome of the proposed rule, but believes that required capital investments and/or modifications resulting from this rule could be significant.

Hydroelectric Fish Passages and Fish Protective Devices - In 2004, FERC issued an order requiring WPL to take the following actions regarding one of WPL’s hydroelectric generating facilities: 1) develop a detailed engineering and biological evaluation of potential fish passages for the facility; 2) install an agency-approved fish-protective device at the facility within one year and 3) install an agency-approved fish passage at the facility within three years. In 2005, WPL filed an extension request with FERC for the detailed engineering and biological evaluation of potential fish passages and installation of an agency-approved fish-protective device. In 2006, FERC approved extending the evaluation and installation for the downstream fish passage to April 2008 and upstream fish passage to April 2009. In January 2007, the U.S. Fish and Wildlife Service and Wisconsin DNR requested additional changes and further analysis on the fish passage design, delaying the construction plan. The fish protection equipment construction and installation plans were approved by the U.S. Fish and Wildlife Service and Wisconsin DNR in December 2007. In March 2008, FERC approved a request to extend the deadlines to complete the construction and installation of a fish protective device to the end of 2008. Due to unforeseen additional work for the installation of the fish protective device, WPL has submitted a request to FERC for approval for an additional extension to complete the construction and installation of the fish protective device by the end of 2010. The design, construction and installation of the fish passages are expected to be completed by the end of 2012. WPL believes that required capital investments and/or modifications resulting from these issues could be significant.

Land and Solid Waste -

Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in 40 and 14 MGP sites, respectively, previously associated with the production of gas for which they may be liable for investigation, remediation and monitoring costs relating to the sites. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sites in order to protect public health and the environment. Refer to Note 12(e) of Alliant Energy’s “Notes to Consolidated Financial Statements” for estimates of the range of remaining costs to be incurred for the investigation, remediation and monitoring of IPL’s and WPL’s MGP sites.

Missouri Electric Works Legal Action - In 2005, IPL was served with a lawsuit filed by the EPA against 10 named defendants to recover costs incurred for investigation and remediation of the Missouri Electric Works, Inc. (MEW) site in Cape Girardeau, Missouri. IPL had previously been served a complaint in 2000, filed by the MEW Site Trust Fund, the potentially responsible party group involved. In May 2007, in deciding IPL’s motion for summary judgment, the U.S. District Court for the Eastern District of Missouri agreed with IPL’s long-standing position that IPL is not a liable party at the MEW Superfund Site. In September 2008, the U.S. District Court issued a final order granting IPL’s motion for entry of a final judgment that was in favor of IPL. In November 2008, the U.S. Department of Justice (DOJ) filed an appeal with the U.S. Court of Appeals for the Eighth Circuit. In February 2009, the DOJ withdrew its appeal, and the underlying decision that IPL is not liable at this site remains intact.

Ash Landfill Sites - In 2004, IPL received notification from the Iowa DNR regarding groundwater monitoring of four of its closed ash landfills and the need to evaluate potential offsite groundwater impacts at two of its closed landfills. The Iowa DNR approved IPL’s plans to evaluate potential offsite groundwater impacts at these two landfills, which were implemented beginning April 2005. Work was completed at one of the landfills in June 2005 and work is currently pending at the other landfill due to delays with obtaining access agreements from neighboring property owners. The Iowa DNR is aware of the access agreement delays and may intercede with the property owners if necessary. IPL provides periodic updates on the status of implementing the monitoring plan to the Iowa DNR. Monitoring results will be used to determine if further measures are required and IPL is currently unable to predict the outcome.

Ash Ponds - Alliant Energy, IPL and WPL are monitoring potential regulatory changes which may affect the rules for operation and maintenance of ash ponds and/or landfills, in the wake of recent ash pond failures at another utility. Alliant Energy, IPL and WPL are currently unable to predict the outcome of any potential regulatory changes at this time.

Land and Solid Waste Regulatory Issues - Alliant Energy, IPL and WPL are also monitoring various other land and solid waste regulatory changes. This includes a potential EPA regulation for management of coal combustion product in landfills and surface impoundments that could require installation of monitoring wells at some facilities and an ongoing expanded groundwater monitoring program. Compliance with the polychlorinated biphenyls (PCB) Fix-it Rule/Persistent Organic Pollutants Treaty could possibly require replacement of all electrical equipment containing PCB insulating fluid which is a substance known to be harmful to human health. The Wisconsin Department of Commerce has drafted a new rule related to flammable, combustible and hazardous liquids stored in above ground storage tanks. This draft rule has not yet been finalized. The primary financial impact of this new rule would be from a secondary containment requirement for all new hazardous materials tanks and for new hazardous material unloading areas. Alliant Energy, IPL and WPL are unable to predict the outcome of these possible regulatory changes at this time, but currently believe that the required capital investment and/or modifications resulting from these potential regulations could be significant.

Refer to Note 12(e) of Alliant Energy’s “Notes to Consolidated Financial Statements,” Item 1 Business, “Strategic Overview” and “Cash Flows - Investing Activities - Construction and Acquisition Expenditures” for further discussion of environmental matters.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy’s, IPL's and WPL's primary market risk exposures are associated with commodity prices, investment prices, currency exchange rates and interest rates. Alliant Energy, IPL and WPL have risk management policies to monitor and assist in controlling these market risks and use derivative instruments to manage some of the exposures. Refer to Notes 1(i) and 11 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of Alliant Energy’s, IPL's and WPL's derivative instruments.

Commodity Price Risk - Alliant Energy, IPL and WPL are exposed to the impact of market fluctuations in the commodity price and transportation costs of electric, coal and natural gas products they procure and market. Alliant Energy, IPL and WPL employ established policies and procedures to mitigate their risks associated with these market fluctuations including the use of various commodity derivatives and contracts of various durations for the forward sale and purchase of these commodities. Specifically, IPL and WPL have entered into several commodity derivative instruments and physical fixed-price commodity purchases to substantially hedge their open positions related to electric supply in 2009. However, IPL and WPL still have some exposure to commodity risk as a result of changes in their forecasted electric demand and expected availability of their generating units, among other issues. Alliant Energy’s exposure to commodity price risks in its utility business is also significantly mitigated by current rate making structures in place for recovery of its electric fuel and purchased energy costs (fuel-related costs) as well as its cost of natural gas purchased for resale. IPL’s electric and gas tariffs and WPL’s gas and wholesale electric tariffs provide for subsequent adjustments to its rates for changes in prudently incurred commodity costs. IPL’s and WPL’s rate mechanisms, combined with commodity derivatives, significantly reduce commodity risk associated with their electric and gas margins.

WPL’s retail electric margins have the most exposure to the impact of changes in commodity prices for Alliant Energy due largely to the current retail recovery mechanism in place in Wisconsin for fuel-related costs. WPL’s retail electric rates are based on forecasts of forward-looking test year periods and include estimates of future fuel-related costs per MWh anticipated during the test periods. During each electric retail rate proceeding for WPL that includes fuel costs, the rate orders approved by the PSCW set cost per MWh fuel monitoring ranges. If WPL’s actual fuel-related costs fall outside these fuel monitoring ranges during the test period, WPL can request and the PSCW can authorize an adjustment to future retail electric rates. As part of this process, the PSCW may authorize an interim fuel-related rate increase or decrease until final rates are approved. However, if an interim rate increase is granted and the final rate increase is less than the interim rate increase, WPL would refund the excess collection to customers, including interest, at the current authorized return on equity rate. As part of WPL’s 2009/2010 retail rate case order effective Jan. 1, 2009, the PSCW approved annual forecasted fuel-related costs per MWh of $30.97 based on $465 million of variable fuel costs for WPL’s 2009 test period and left unchanged the annual fuel monitoring range of plus or minus 2%.

Based on the current retail recovery mechanism, Alliant Energy and WPL have exposure to WPL’s retail electric margins from increases in fuel-related costs above the forecasted fuel-related costs per MWh used to determine electric rates to the extent such increases are not recovered through prospective fuel only retail rate changes. Alliant Energy and WPL have additional commodity price risk resulting from the lag inherent in obtaining any approved retail rate relief for potential increases in fuel-related costs above the fuel monitoring ranges and the prospective nature of any retail rate relief which precludes WPL from recovering under-recovered costs from ratepayers in the future. Alliant Energy and WPL are unable to determine the anticipated impact of changes in commodity prices on their future retail electric margins given the uncertainty of how future fuel-related costs will correlate with the retail electric rates in place and the outcome of the proposed changes to the current retail electric fuel-related cost recovery rules in Wisconsin. Refer to “Rates and Regulatory Matters” for additional details of the retail rate recovery mechanism in Wisconsin for electric fuel-related costs including potential changes to WPL’s electric fuel-related cost recovery mechanism and the PSCW’s approval of WPL’s electric risk management plan in October 2008.

Alliant Energy and WPL also have exposure to market fluctuations in commodity prices of certain materials procured for its infrastructure investment program. In 2008, Corporate Services, as agent for IPL and WPL, entered into a master supply agreement with Vestas to purchase 500 MW of wind turbine generator sets and related equipment. The master supply agreement includes pricing terms which are subject to change if steel prices change by more than 10% between measurement dates defined in the master supply agreement. Assuming changes in steel prices are sufficient to warrant a change in the pricing terms, the impact of each incremental 10% increase (decrease) in steel prices will increase (decrease) the anticipated purchase price of the wind turbine generator sets and related equipment as of Dec. 31, 2008 by approximately $2.4 million for Alliant Energy and WPL.

Investment Price Risk - Alliant Energy, IPL and WPL are exposed to investment price risk as a result of their investments in debt and equity securities, largely related to securities held by their pension and other postretirement benefits plans. Refer to “Critical Accounting Policies - Accounting for Pensions and Other Postretirement Benefits” for the impact on Alliant Energy’s pension and other postretirement benefits costs of changes in the rate of returns earned by its plan assets.

Currency Exchange Rate Risk - Alliant Energy and WPL are exposed to risk resulting from changes in currency exchange rates as a result of Corporate Services’ master supply agreement with Vestas to purchase wind turbine generator sets and related equipment. A portion of the future payments under the master supply agreement are denominated in Euros, and therefore, are subject to currency exchange risk with fluctuations in currency exchange rates. The impact of a hypothetical 10% increase (decrease) in currency exchange rates on the future Euro-denominated payments under the master supply agreement would increase (decrease) the anticipated purchase price of the wind turbine generator sets and related equipment as of Dec. 31, 2008 by approximately $8.2 million for Alliant Energy and WPL.

Interest Rate Risk - Alliant Energy, IPL and WPL are exposed to risk resulting from changes in interest rates as a result of their issuance of variable-rate short-term borrowings, IPL’s accounts receivable sale program and variable-rate leasing agreements. Assuming the impact of a hypothetical 100 basis point increase (decrease) in interest rates on consolidated variable-rate short-term borrowings held, the amount outstanding under IPL’s accounts receivable sale program and variable-rate lease balances at Dec. 31, 2008, Alliant Energy’s, IPL’s and WPL’s annual pre-tax expense would increase (decrease) by approximately $1.2 million, $0.8 million and $0.4 million, respectively.

Alliant Energy is also exposed to risk resulting from changes in interest rates as a result of balances of cash and cash equivalents that are currently invested in money market funds with yields that may fluctuate daily. Assuming the impact of a hypothetical 100 basis point increase (decrease) in interest rates on Alliant Energy’s money market fund investments at Dec. 31, 2008, Alliant Energy’s annual interest income would increase (decrease) by approximately $3.4 million. Refer to Note 1(d) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information on Alliant Energy’s investments in money market funds.

New Accounting Pronouncements - Refer to Note 1(s) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of new accounting pronouncements impacting Alliant Energy, IPL and WPL.

Critical Accounting Policies and Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (GAAP) requires that management apply accounting policies and make estimates that affect results of operations and the amounts of assets and liabilities reported in the financial statements. Based on historical experience and various other factors, Alliant Energy, IPL and WPL believe the following accounting policies and estimates are critical to their business and the understanding of their financial results as they require critical assumptions and judgments by management. The results of these assumptions and judgments form the basis for making estimates regarding the results of operations and the amounts of assets and liabilities that are not readily apparent from other sources. Actual financial results may differ materially from these estimates. Alliant Energy’s, IPL's and WPL's management has discussed these critical accounting policies and estimates with the Audit Committee of their Board of Directors. Refer to Note 1 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional discussion of Alliant Energy’s, IPL's and WPL's accounting policies and the estimates used in the preparation of the consolidated financial statements.

Accounting for Contingencies - Alliant Energy, IPL and WPL make judgments regarding the future outcome of contingent events and record loss contingency amounts for any contingent events that are probable and reasonably estimatable based upon available information. The amounts recorded may differ from the actual income or expense that occurs when the uncertainty is resolved. The estimates that Alliant Energy, IPL and WPL make in accounting for contingencies, and the gains and losses that they record upon the ultimate resolution of these uncertainties, could have a significant effect on the results of operations and the amount of assets and liabilities in their financial statements. Refer to Note 12 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of current contingencies that may have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition, results of operations, or cash flows.

Regulatory Assets and Liabilities - Alliant Energy’s utility subsidiaries (IPL and WPL) are regulated by various federal and state regulatory agencies. As a result, they qualify for the application of Statement of Financial Accounting Standards (SFAS) 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS 71 recognizes that the actions of a regulator can provide reasonable assurance of the existence of an asset or liability. Regulatory assets or liabilities arise as a result of a difference between GAAP and the accounting principles imposed by the regulatory agencies. Regulatory assets generally represent incurred costs that have been deferred as they are probable of recovery in future customer rates. Regulatory liabilities generally represent obligations to make refunds to customers and amounts collected in rates for which the related costs have not yet been incurred.

IPL and WPL recognize regulatory assets and liabilities in accordance with the rulings of their federal and state regulators and future regulatory rulings may impact the carrying value and accounting treatment of Alliant Energy’s, IPL’s and WPL’s regulatory assets and liabilities. Management periodically assesses whether the regulatory assets are probable of future recovery and the regulatory liabilities are probable of future obligations by considering factors such as regulatory environment changes and recent rate orders issued by the applicable regulatory agencies. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate of return on invested capital and the timing and amount of assets to be recovered by rates. A change in these assumptions may result in a material impact on Alliant Energy’s, IPL’s and WPL’s results of operations and the amount of assets and liabilities in their financial statements. Refer to Note 1(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for details of the nature and amounts of Alliant Energy’s, IPL’s and WPL’s regulatory assets and liabilities as of Dec. 31, 2008 and 2007.

Asset Valuations of Long-Lived Assets to be Held and Used - Alliant Energy’s, IPL’s and WPL’s Consolidated Balance Sheets include significant long-lived assets, which are not subject to recovery under SFAS 71. As a result, Alliant Energy, IPL and WPL must generate future cash flows from such assets in a non-regulated environment to ensure the carrying value is not impaired. Alliant Energy, IPL and WPL assess the carrying amount and potential impairment of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered in determining if an impairment review is necessary include a significant underperformance of the assets relative to historical or projected future operating results, a significant change in the use of the acquired assets or business strategy related to such assets, and significant negative industry or economic trends. When an impairment review is deemed necessary, a comparison is made between the expected undiscounted future cash flows and the carrying amount of the asset. If the carrying amount of the asset is the larger of the two balances, an impairment loss is recognized equal to the amount the carrying amount of the asset exceeds the fair value of the asset. The fair value is determined by the use of quoted market prices, appraisals, or the use of valuation techniques such as expected discounted future cash flows. Alliant Energy, IPL and WPL must make assumptions regarding these estimated future cash flows and other factors to determine the fair value of the assets.

IPL provides steam service to customers in Cedar Rapids, Iowa. Steam for certain of these customers in downtown Cedar Rapids was historically generated from IPL’s Sixth Street Generating Station. In June 2008, the Sixth Street Generating Station was shut down as a result of significant damage caused by severe flooding in downtown Cedar Rapids. Soon after the flood waters receded, IPL made necessary repairs to the underground steam distribution system and built a temporary steam generating system (natural gas-fired package boilers and water treatment systems) to resume steam service for customers in downtown Cedar Rapids until a decision was made regarding rebuilding the Sixth Street Generating Station. In January 2009, IPL announced it did not secure the necessary long-term contracts with steam customers previously serviced by the Sixth Street Generating Station in order to make the investment required to rebuild such facility. IPL is currently in discussions with steam customers regarding new contracts to provide short- to mid-term steam service.

At Dec. 31, 2008, IPL had $14 million of long-lived assets recognized on its balance sheet for the underground steam distribution system and temporary steam generating system used to provide service to steam customers previously serviced by the Sixth Street Generating Station. Recoverability of these assets will primarily be based on future revenues from new contracts currently being discussed with steam customers. As a result, IPL assessed the recoverability of these assets by estimating the probability of entering new contracts with steam customers and future anticipated cash flows from such contracts. The probability of entering new contracts and the future anticipated cash flows from such contracts are significant estimates. A change in these estimates could result in a material asset valuation charge in the future.

Unbilled Revenues - Unbilled revenues are primarily associated with Alliant Energy’s, IPL’s and WPL’s utility operations. Energy sales to individual customers are based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding estimated unbilled revenue is recorded. The unbilled revenue estimate is based on daily system demand volumes, estimated customer usage by class, weather impacts, line losses and the most recent customer rates. Such process involves the use of various estimates, thus significant changes in the estimates could have a material impact on Alliant Energy’s, IPL's and WPL's results of operations. At Dec. 31, 2008 and 2007, unbilled revenues associated with Alliant Energy’s utility operations were $186 million ($94 million at IPL and $92 million at WPL) and $152 million ($66 million at IPL and $86 million at WPL), respectively. Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins - Unbilled Revenue Estimates” for discussion of annual adjustments to unbilled electric revenue estimates in the second quarters of 2008, 2007 and 2006.

Accounting for Pensions and Other Postretirement Benefits - Alliant Energy sponsors various pension and other postretirement benefits plans that provide benefits to a significant portion of the employees of IPL, WPL and Corporate Services. Alliant Energy, IPL and WPL account for these pensions and other postretirement benefits under SFAS 87, “Employers’ Accounting for Pensions,” SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” Under these rules, certain assumptions are made which represent significant estimates. There are many factors involved in determining an entity’s pension and other postretirement liabilities and costs each period including assumptions regarding employee demographics (including age, life expectancies, and compensation levels), discount rates, assumed rate of returns and funding. Changes made to the plan provisions may also impact current and future pension and other postretirement benefits costs. Assumptions are supported by historical data and reasonable projections and are reviewed annually. As of Dec. 31, 2008 (Alliant Energy’s most recent measurement date), future assumptions included a 6.15% discount rate to calculate benefit obligations and a 8.5% annual expected rate of return on investments. In selecting an assumed discount rate, management reviews various corporate Aa bond indices. The 8.5% annual expected rate of return is based on projected long-term equity and bond returns, maturities and asset allocations. The following table shows the impacts of changing certain key actuarial assumptions discussed above (in millions):

	Impact on		Impact on Other	Impact on 2009
	Pension Benefit	Impact on	Postretirement	Other Post-
	Obligation at	2009 Pension	Benefits Obligation	retirement
Change in Actuarial Assumption	Dec. 31, 2008	Costs	at Dec. 31, 2008	Benefits Costs
1% change in discount rate	$106	$8	$23	$2
1% change in expected rate of return	--	6	--	1
1% change in medical trend rates	--	--	13	2

Refer to Notes 1(j) and 6(a) of the “Notes to Consolidated Financial Statements” for additional discussion of the accounting for pensions and other postretirement benefits. Refer to “Other Matters - Other Future Considerations - Pension and Other Postretirement Benefits Costs for 2009” for discussion of anticipated material increases in pension and other postretirement benefits expenses in 2009 resulting from decreases in retirement plans’ assets during 2008.

Income Taxes - Alliant Energy, IPL and WPL account for income taxes under FIN 48, “Accounting for Uncertainty in Income Taxes,” and SFAS 109, “Accounting for Income Taxes.” Under these rules, certain assumptions are made which represent significant estimates used to determine an entity’s income tax assets, liabilities, benefits and expenses each period. These assumptions include projections of Alliant Energy’s future taxable income used to determine its ability to utilize loss carryovers prior to their expiration and impacts from the completion of audits of the tax treatment of certain transactions. Assumptions are supported by historical data and reasonable projections and are reviewed quarterly by management. Significant changes in these assumptions could have a material impact on Alliant Energy’s, IPL's and WPL's financial condition and results of operations.

Net Operating Loss Utilization - As of Dec. 31, 2008, Alliant Energy estimated that it will be able to generate state net operating income in the future to offset a portion of its current state net operating loss carryforwards prior to their expiration. Alliant Energy is also currently exploring changes to current business operations and state tax planning strategies that could change these estimates and assumptions. A change in management’s estimates and assumptions related to the amounts and timing of state operating income or loss could have a material impact on Alliant Energy’s financial condition and results of operations during the period in which such change occurs. At Dec. 31, 2008, Alliant Energy had deferred tax asset valuation allowances related to state net operating loss carryforwards of $13 million.

Capital Loss Utilization - As of Dec. 31, 2008, Alliant Energy estimated that it will be able to generate sufficient capital gains in the future to offset all of its current federal and Iowa capital loss carryforwards prior to their expiration. This assumption is primarily due to the capital gains from IPL’s sale of its electric transmission assets in December 2007. In addition, Alliant Energy estimated that it will not generate capital gains in the future to offset any of its current Wisconsin state capital loss carryforward prior to its expiration. A change in management’s estimates and assumptions related to the amounts and timing of capital gains and losses could have a material impact on Alliant Energy’s financial condition and results of operations during the period in which such change occurs. At Dec. 31, 2008, Alliant Energy had deferred tax asset valuation allowances related to Wisconsin state capital loss carryforward of $20 million.

Refer to Note 5 of the “Notes to Consolidated Financial Statements” for additional details regarding unrecognized tax benefits for Alliant Energy, IPL and WPL and discussion of the settlement Alliant Energy reached with the IRS in 2008 that finalized the audit of its U.S. federal income tax returns for calendar years 2002 through 2004 including the impact of this settlement on Alliant Energy’s capital loss utilization.

Property Insurance Recoveries - In 2008, the Midwest experienced severe flooding resulting in significant property damage and interruption of operations. Alliant Energy has a property insurance policy that provides coverage up to $100 million for certain flood losses incurred by Alliant Energy and its various subsidiaries including IPL and WPL. In 2008, management made critical assumptions and judgments regarding which flood losses incurred in 2008 were eligible for recovery under its property insurance policy. These assumptions and judgments form the basis for estimating the $26 million of receivables due under the property insurance policy recognized on Alliant Energy’s and IPL’s Consolidated Balance Sheet as of Dec. 31, 2008. Refer to Note 4(c) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional details of estimated property insurance recoveries related to losses from the severe Midwest flooding recorded in 2008.

Other Future Considerations - In addition to items discussed earlier in MDA, in the “Notes to Consolidated Financial Statements” in Item 8 and in “Risk Factors” in Item 1A, the following items could impact Alliant Energy’s, IPL’s or WPL’s future financial condition, results of operations or cash flows:

IPL’s Electric Transmission Service Charges for 2009 - In October 2008, ITC filed with MISO a revised Attachment “O” which calculated the rate ITC proposed to charge its customers for transmission services in 2009 and was based on forward-looking data. The 2009 proposed rate was significantly higher than the 2008 rate ITC charged IPL that was based on the Attachment “O” IPL filed with MISO in 2007, which was based on historic data. In November 2008, IPL filed a FERC 206 complaint against ITC concerning certain cost components included in ITC’s 2009 proposed rates. ITC has requested that the FERC 206 complaint be dismissed on the grounds that the asset sale agreement between IPL and ITC barred IPL from challenging the rate elements for a seven-year period. IPL maintains that its complaint does not take issue with the use of forward-looking data to set rates and instead is challenging how these rates were implemented. FERC has yet to set a schedule to address the complaint, which may not be resolved until 2010.

In January 2009, MISO posted the final rate it will bill IPL in 2009 for transmission services. This final rate is 67.5% higher than the rate ITC was charging IPL in 2008. Based on this level of rate increase for 2009, IPL estimates its electric transmission service charges for 2009 will be between $60 million and $70 million higher than 2008. Alliant Energy and IPL currently expect the higher transmission service charges for 2009 will have a material adverse impact on their results of operations. Refer to “Rates and Regulatory Matters - Utility Rate Cases” for discussion of the 2009 Iowa retail electric rate case IPL plans to file in March 2009 to address recovery of these higher transmission costs in 2009.

Pension and Other Postretirement Benefits Costs for 2009 - Alliant Energy’s, IPL’s and WPL’s pension and other postretirement benefit costs for 2009 are currently expected to be higher than 2008 costs by approximately $60 million, $30 million and $30 million, respectively. The higher pension and other postretirement benefits costs are primarily due to significant decreases in plan assets resulting from financial market conditions during 2008. Refer to Note 6(a) of the “Notes to Consolidated Financial Statements” for information on the funded status of Alliant Energy’s, IPL’s and WPL’s pension and other postretirement benefits plans.

In December 2008, WPL received approval from the PSCW to defer, and record carrying costs on, the retail portion of 2009 pension and other postretirement benefit costs in excess of the $4 million used to set retail rates for 2009. WPL will seek recovery of any deferred costs in its next retail base rate case. WPL’s wholesale portion of 2009 pension and other postretirement benefits costs will be pursued for recovery under established formulaic ratemaking procedures. Refer to “Rates and Regulatory Matters - Utility Rate Cases” for discussion of the 2009 Iowa retail electric rate case IPL plans to file in March 2009 to address recovery of these higher pension and other postretirement benefits costs in 2009.

Electric Sales Projections -

Economic Conditions - Alliant Energy, IPL and WPL are expecting lower retail electric sales demand in 2009 compared to 2008 partially due to economic conditions in their service territories. Electric sales demand from industrial customers in 2009 is expected to be impacted the most by economic conditions as a result of bankruptcies, plant closures and shift reductions at several manufacturing customers in Alliant Energy’s, IPL’s and WPL’s service territories that were announced in 2008 and early 2009. Alliant Energy, IPL and WPL are currently unable to estimate the impacts of economic conditions on their future electric sales demand and electric margins.

Customer Owned Generation - Archer Daniels Midland, owner of wet corn milling plants in Iowa and one of IPL’s largest industrial customers, is currently constructing two (one is 105 MW and one is 75 MW) cogeneration facilities in Clinton, Iowa to meet its own electric demand. These cogeneration facilities are currently expected to result in a reduction in IPL’s electric industrial sales demand and have a negative impact on Alliant Energy’s and IPL’s electric margins beginning as early as the first quarter of 2009.

Ethanol Production - Ethanol production in the U.S. experienced significant growth since 2002 largely due to a mandate for ethanol usage in the Energy Policy Act of 2005 and the promotion of E85, a blend of 85% ethanol and 15% gasoline, used to fuel vehicles. Ethanol production facilities in the U.S. are concentrated in the corn-growing regions in the Midwest given corn is the primary raw material used to produce ethanol. Electricity demand from new ethanol production facilities located in Alliant Energy’s, IPL’s and WPL’s utility service territories has resulted in an increase in electric sales volumes over the past couple of years. Currently there are four ethanol plants that are under construction within IPL’s service territory. Once completed, these plants may add another 65 MW of electricity demand to Alliant Energy’s existing demand from ethanol plants, which is approximately 100 MW (approximately 76 MW in IPL’s service territory and 24 MW in WPL’s service territory) today. A number of previously announced plants in Alliant Energy’s, IPL’s and WPL’s service territories have not begun construction, which is reflective of a nationwide slowdown in the construction of ethanol production facilities. This slowdown has been caused by a number of factors including changes in the price of ethanol, a decline in the cost of gasoline, an increase in the cost of corn, tighter access to financing and escalation of construction costs to build the production facilities. Alliant Energy, IPL and WPL are currently unable to estimate the impacts ethanol production facilities in its service territory will have on its future electric sales demand and electric margins.

Incentive Compensation Plans - Alliant Energy’s total compensation program includes an incentive compensation program (ICP) which provides substantially all of its non-bargaining employees an opportunity to receive annual short-term incentive cash payments based on the achievement of specific annual corporate goals including, among others, earnings per share from continuing operations and cash flows from operations. Funding of the ICP is designed so that Alliant Energy retains all earnings up to a pre-established earnings target. After achieving such target, there is a sharing mechanism of earnings between Alliant Energy and employees up to an established maximum funding amount for the ICP. In addition, the total compensation program for certain key employees includes long-term incentive awards issued under an Equity Incentive Plan (EIP). Refer to Note 6(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional discussion of outstanding awards issued under Alliant Energy’s EIP. Alliant Energy, IPL and WPL are currently unable to determine what impacts these incentive compensation plans will have on their future financial condition or results of operations.

Production Tax Credits - Alliant Energy’s, IPL’s and WPL’s corporate strategy includes building or acquiring several wind projects to produce electricity to meet customer demand and renewable portfolio standards. In addition to producing electricity, these wind projects may also generate material production tax credits depending on when they begin commercial operations and the electricity output generated by the wind projects. The American Recovery and Reinvestment Bill of 2009 (ARRB) enacted in February 2009 provides production tax credits to owners of wind projects placed into service by Dec. 31, 2012. Alliant Energy’s utility generation plan has three wind projects which currently qualify, or are expected to qualify, for production tax credits based on the provisions of ARRB.

WPL’s Cedar Ridge wind project (68 MW capacity) began commercial operations in December 2008. Based on current electricity production levels anticipated from the project, WPL expects production tax credits from its Cedar Ridge wind project of approximately $3 million to $5 million per year for 10 years following the project’s commercial operation date.

IPL’s Whispering Willow - East wind project (200 MW capacity) is expected to begin commercial operation in late 2009 or early 2010. Based on electricity production levels anticipated from the project, IPL estimates potential production tax credits from its Whispering Willow - East wind project of approximately $10 million to $15 million per year for 10 years following the project’s commercial operation date.

WPL’s Bent Tree wind project (200 MW capacity) is expected to begin commercial operation in 2010 pending regulatory approvals for the project. Based on electricity production levels anticipated from the project, WPL estimates potential production tax credits from its Bent Tree wind project of approximately $10 million to $15 million per year for 10 years following the project’s commercial operation date.

Any production tax credits generated by IPL’s and WPL’s wind projects are expected to be utilized in determining customer’s rates.

MISO Market - In January 2009, MISO launched the ancillary services market, which includes systems and business processes, to complement the existing wholesale energy market that MISO implemented in April 2005. Alliant Energy has monitored the development of the market to ensure that the rules associated with the market are reasonable and that costs and revenues associated with the market receive appropriate regulatory cost recovery treatment. Given the changing allocation of generation assets among a fluctuating set of MISO reserve zones, Alliant Energy, IPL and WPL are currently unable to determine what impacts this new market will have on their future financial condition, results of operations or cash flows.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Alliant Energy Corporation and subsidiaries (Alliant Energy) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Alliant Energy’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Alliant Energy’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Alliant Energy’s management believes that, as of December 31, 2008, its internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP, Alliant Energy’s independent registered public accounting firm, has audited Alliant Energy’s internal control over financial reporting. That report is set forth immediately prior to the report of Deloitte & Touche LLP on the financial statements included herein.

/s/ William D. Harvey

William D. Harvey

Chairman, President and Chief Executive Officer

/s/ Patricia L. Kampling

Patricia L. Kampling

Vice President-Chief Financial Officer and Treasurer

/s/ Thomas L. Hanson

Thomas L. Hanson

Vice President-Controller and Chief Accounting Officer

February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Alliant Energy Corporation

Madison, Wisconsin

We have audited the internal control over financial reporting of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009, expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Alliant Energy Corporation

Madison, Wisconsin

We have audited the accompanying consolidated balance sheets and statements of capitalization of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in common equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1(s) and 5 to the consolidated financial statements, as a result of the adoption of new accounting standards the Company changed its method of accounting for defined benefit pension and postretirement plans on December 31, 2006 and for uncertainty in income taxes on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 27, 2009

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006

	(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$2,411.3	$2,410.8	$2,443.0
Gas	710.4	630.2	633.3
Other	102.1	71.7	79.8
Non-regulated	457.9	324.9	203.3

	3,681.7	3,437.6	3,359.4

Operating expenses:
Utility:
Electric production fuel and purchased power	1,128.8	1,121.7	1,186.4
Electric transmission service	182.2	92.8	80.6
Cost of gas sold	519.6	441.1	431.7
Other operation and maintenance	620.4	595.4	612.7
Non-regulated operation and maintenance	397.4	270.9	184.9
Depreciation and amortization	241.9	262.7	261.4
Taxes other than income taxes	102.8	108.7	108.2

	3,193.1	2,893.3	2,865.9

Gain on sale of IPL's electric transmission assets	-	218.8	-

Operating income	488.6	763.1	493.5

Interest expense and other:
Interest expense	125.8	116.7	145.7
Loss on early extinguishment of debt	-	-	90.8
Equity income from unconsolidated investments, net	(33.2)	(29.3)	(45.5)
Gain on sale of Alliant Energy New Zealand Ltd. stock	-	-	(253.9)
Allowance for funds used during construction	(24.7)	(7.8)	(8.1)
Preferred dividend requirements of subsidiaries	18.7	18.7	18.7
Interest income and other	(18.2)	(15.7)	4.5

	68.4	82.6	(47.8)

Income from continuing operations before income taxes	420.2	680.5	541.3

Income taxes	140.2	255.8	203.0

Income from continuing operations	280.0	424.7	338.3

Income (loss) from discontinued operations, net of tax	8.0	0.6	(22.6)

Net income	$288.0	$425.3	$315.7

Weighted average number of common shares outstanding (basic) (000s)	110,170	112,284	116,826

Earnings per weighted average common share (basic):
Income from continuing operations	$2.54	$3.78	$2.90
Income (loss) from discontinued operations	0.07	0.01	(0.20)

Net income	$2.61	$3.79	$2.70

Weighted average number of common shares outstanding (diluted) (000s)	110,308	112,521	117,190

Earnings per weighted average common share (diluted):
Income from continuing operations	$2.54	$3.77	$2.89
Income (loss) from discontinued operations	0.07	0.01	(0.20)

Net income	$2.61	$3.78	$2.69

Dividends declared per common share	$1.40	$1.27	$1.15

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2008	2007

	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$6,018.8	$5,633.7
Gas plant in service	761.6	726.3
Other plant in service	481.0	466.8
Accumulated depreciation (accum. depr.)	(2,766.2)	(2,692.5)

Net plant	4,495.2	4,134.3
Construction work in progress:
Whispering Willow - East Wind Project	189.4	-
Other	294.2	195.4
Other, less accum. depr. of $5.5 and $4.7	22.4	4.6

Total utility	5,001.2	4,334.3

Non-regulated and other:
Non-regulated Generation, less accum. depr. of $51.2 and $43.3	230.1	240.5
Other non-regulated investments, less accum. depr. of $42.3 and $41.5	70.6	66.1
Alliant Energy Corporate Services, Inc. and other, less accum. depr. of $115.6 and $104.6	51.6	39.0

Total non-regulated and other	352.3	345.6

	5,353.5	4,679.9

Current assets:
Cash and cash equivalents	346.9	745.6
Accounts receivable:
Customer, less allowance for doubtful accounts of $7.0 and $3.9	233.9	154.7
Unbilled utility revenues	186.2	151.6
Other, less allowance for doubtful accounts of $0.2 and $0.4	138.6	40.6
Income tax refunds receivable	67.7	13.5
Production fuel, at weighted average cost	111.7	92.2
Materials and supplies, at weighted average cost	55.8	45.6
Gas stored underground, at weighted average cost	75.0	70.5
Regulatory assets	101.6	58.5
Derivative assets	18.1	34.1
Other	110.1	65.4

	1,445.6	1,472.3

Investments:
Investment in American Transmission Company LLC	195.1	172.2
Other	60.9	65.7

	256.0	237.9

Other assets:
Regulatory assets	933.1	491.7
Deferred charges and other	213.3	307.9

	1,146.4	799.6

Total assets	$8,201.5	$7,189.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
CAPITALIZATION AND LIABILITIES	2008	2007

	(in millions, except per
	share and share amounts)
Capitalization (Refer to Consolidated Statements of Capitalization):
Common stock - $0.01 par value - authorized 240,000,000 shares;
outstanding 110,449,099 and 110,359,314 shares	$1.1	$1.1
Additional paid-in capital	1,494.9	1,483.4
Retained earnings	1,336.2	1,205.2
Accumulated other comprehensive income (loss)	(1.4)	0.2
Shares in deferred compensation trust - 238,241 and 294,196 shares
at a weighted average cost of $30.79 and $29.65 per share	(7.3)	(8.7)

Total common equity	2,823.5	2,681.2

Cumulative preferred stock of subsidiaries, net	243.8	243.8
Long-term debt, net (excluding current portion)	1,748.3	1,404.5

	4,815.6	4,329.5

Current liabilities:
Current maturities of long-term debt	136.4	140.1
Commercial paper	86.1	81.8
Other short-term borrowings	-	29.5
Accounts payable	425.1	346.7
Regulatory liabilities	101.9	86.5
Accrued taxes	52.5	74.7
Derivative liabilities	78.6	24.3
Other	157.6	153.4

	1,038.2	937.0

Other long-term liabilities and deferred credits:
Deferred income taxes	971.2	822.9
Regulatory liabilities	637.9	656.4
Pension and other benefit obligations	513.9	206.4
Other	222.6	233.6

	2,345.6	1,919.3

Minority interest	2.1	3.9

Commitments and contingencies (Note 12)

Total capitalization and liabilities	$8,201.5	$7,189.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006

	(in millions)
Cash flows from operating activities:
Net income	$288.0	$425.3	$315.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	241.9	262.7	261.4
Other amortizations	44.5	47.3	45.2
Deferred tax expense and investment tax credits	73.5	99.7	201.9
Equity income from unconsolidated investments, net	(33.2)	(29.3)	(45.5)
Distributions from equity method investments	27.8	21.8	28.9
Loss on early extinguishment of debt	-	-	90.8
Gains on dispositions of assets, net	(0.5)	(236.9)	(245.1)
Non-cash valuation charges	12.5	2.4	37.8
Other	(13.1)	1.7	14.1
Other changes in assets and liabilities:
Accounts receivable	(140.4)	30.0	20.5
Sale of accounts receivable	(75.0)	(25.0)	25.0
Income tax refunds receivable	(54.2)	3.2	(17.0)
Production fuel	(19.5)	(19.0)	(14.7)
Gas stored underground	(4.5)	(6.6)	28.2
Prepaid gas costs	(16.8)	(0.9)	2.9
Prepaid pension costs	65.5	(43.0)	(23.8)
Current deferred tax assets	(25.8)	33.1	(20.9)
Regulatory assets	(507.6)	129.3	(77.7)
Derivative assets	8.4	(27.9)	21.4
Accounts payable	19.8	31.5	(68.9)
Regulatory liabilities	(11.1)	8.7	(72.8)
Accrued taxes	(22.0)	10.0	(92.6)
Derivative liabilities	77.2	(66.5)	65.1
Deferred income taxes	74.6	(41.6)	48.3
Pension and other benefit obligations	311.3	(0.9)	(84.9)
Other	(1.8)	(20.3)	(40.0)

Net cash flows from operating activities	319.5	588.8	403.3

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Utility business	(842.4)	(516.0)	(367.7)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(36.6)	(26.0)	(31.3)
Proceeds from asset sales	12.9	900.8	797.0
Advances for customer energy efficiency projects	(38.3)	(49.9)	(39.4)
Collections of advances for customer energy efficiency projects	38.3	36.5	44.8
Purchases of emission allowances	-	(23.9)	(9.7)
Sales of emission allowances	-	-	35.1
Purchases of securities within nuclear decommissioning trusts	-	-	(3.5)
Sales of securities within nuclear decommissioning trusts	-	-	51.7
Changes in restricted cash within nuclear decommissioning trusts	-	-	(19.0)
Other	-	7.5	7.8

Net cash flows from (used for) investing activities	(866.1)	329.0	465.8

Cash flows from (used for) financing activities:
Common stock dividends	(154.3)	(143.2)	(134.4)
Repurchase of common stock	(1.7)	(296.8)	(105.1)
Proceeds from issuance of common stock	1.3	34.1	49.6
Proceeds from issuance of long-term debt	500.0	300.0	39.1
Reductions in long-term debt	(154.3)	(273.2)	(538.6)
Net change in short-term borrowings	(25.2)	(67.5)	(17.0)
Debt repayment premiums	-	-	(83.0)
Other	(17.9)	8.4	(29.7)

Net cash flows from (used for) financing activities	147.9	(438.2)	(819.1)

Net increase (decrease) in cash and cash equivalents	(398.7)	479.6	50.0
Total cash and cash equivalents at beginning of period	745.6	266.0	216.0

Total cash and cash equivalents at end of period	346.9	745.6	266.0
Less: cash and cash equivalents classified as held for sale at end of period	-	-	0.8

Cash and cash equivalents at end of period	$346.9	$745.6	$265.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
	2008	2007

	(in millions)
Common equity (Refer to Consolidated Balance Sheets)	$2,823.5	$2,681.2

Cumulative preferred stock of subsidiaries, net (Note 7(b))	243.8	243.8

Long-term debt, net:
Utility:
Senior Debentures:
6.625%, due 2009	135.0	135.0
6.75%, due 2011	200.0	200.0
5.875%, due 2018	100.0	100.0
7.25%, due 2018	250.0	-
5.5%, due 2025	50.0	50.0
6.45%, due 2033	100.0	100.0
6.3%, due 2034	125.0	125.0

	960.0	710.0
Debentures:
7.625%, due 2010	100.0	100.0
6.25%, due 2034	100.0	100.0
6.375%, due 2037	300.0	300.0
7.6%, due 2038	250.0	-
5.7%, matured in 2008	-	60.0

	750.0	560.0
Pollution Control Revenue Bonds:
5% to 5.375%, due 2014 and 2015	77.5	77.5
3.6% to 6.25% fixed/variable rates at Dec. 31, 2007, redeemed in 2008	-	16.5

	77.5	94.0

Total utility, gross	1,787.5	1,364.0
Less:
Current maturities	(135.0)	(62.3)
Unamortized debt discount, net	(9.4)	(3.3)

Total utility, net	1,643.1	1,298.4

Non-regulated and other:
Sheboygan Power, LLC non-recourse senior notes, 5.06%, due 2009 to 2024	66.8	67.8
Exchangeable senior notes, 2.5%, due 2030 (transferred to Alliant Energy
parent company from Alliant Energy Resources, LLC in 2008)	402.5	402.5
Alliant Energy Corporate Services, Inc. senior notes, 4.55%, matured in 2008	-	75.0
Other, 1% to 7%, due 2009 to 2024	0.9	2.5

Total non-regulated and other, gross	470.2	547.8
Less:
Current maturities	(1.4)	(77.8)
Unamortized debt discount, net	(363.6)	(363.9)

Total non-regulated and other, net	105.2	106.1

Total long-term debt, net	1,748.3	1,404.5

Total capitalization	$4,815.6	$4,329.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

				Accumulated	Shares in
		Additional		Other	Deferred	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income (Loss)	Trust	Equity

	(in millions)
2006:
Beginning balance (a)	$1.2	$1,788.7	$742.3	($84.6)	($7.1)	$2,440.5
Net income			315.7			315.7
Unrealized holding gains on securities, net of tax of $0.8				0.6		0.6
Less: reclassification adjustment for gains
included in net income, net of tax of $9.1				12.8		12.8

Net unrealized losses on securities				(12.2)		(12.2)

Foreign currency translation adjustments, net of tax of $1.7				3.4		3.4
Less: reclassification adjustment for losses
included in net income, net of tax of ($30.8)				(43.2)		(43.2)

Net foreign currency translation adjustments				46.6		46.6

Minimum pension liability adjustment, net of tax of $30.0				48.0		48.0
Unrealized holding losses on qualifying derivatives,
net of tax of ($0.1)				(0.1)		(0.1)
Less: reclassification adjustment for losses
included in net income, net of tax of ($0.2)				(0.2)		(0.2)

Net unrealized gains on qualifying derivatives				0.1		0.1

Total comprehensive income						398.2
Common stock dividends			(134.4)			(134.4)
Common stock repurchased		(105.1)				(105.1)
SFAS 158 transition adjustment, net of tax of ($5.3) (Note 1(s))				(6.6)		(6.6)
Common stock issued and other		59.4			(0.7)	58.7

Ending balance	1.2	1,743.0	923.6	(8.7)	(7.8)	2,651.3

2007:
Net income			425.3			425.3
Unrealized gains on securities, net of tax of $0.2				0.3		0.3

Pension and other postretirement benefits amortizations
and reclassification to regulatory assets, net of tax of $6.8				9.1		9.1

Unrealized holding gains (losses) on qualifying
derivatives, net of tax				-		-
Less: reclassification adjustment for gains
included in net income, net of tax of $0.3				0.5		0.5

Net unrealized losses on qualifying derivatives				(0.5)		(0.5)

Total comprehensive income						434.2
Common stock dividends			(143.2)			(143.2)
Common stock repurchased	(0.1)	(296.7)				(296.8)
Adoption of FIN 48 (Note 5)			(0.5)			(0.5)
Common stock issued and other		37.1			(0.9)	36.2

Ending balance	1.1	1,483.4	1,205.2	0.2	(8.7)	2,681.2

2008:
Net income			288.0			288.0
Unrealized holding losses on securities, net of tax of ($0.6)				(1.0)		(1.0)
Less: reclassification adjustment for losses
included in net income, net of tax of ($0.2)				(0.3)		(0.3)

Net unrealized losses on securities				(0.7)		(0.7)

Pension and other postretirement benefits
amortizations, net of tax of ($0.6)				(0.9)		(0.9)

Total comprehensive income						286.4
Common stock dividends			(154.3)			(154.3)
SFAS 158 measurement date adjustment,
net of tax of ($2.6) (Note 1(s))			(2.7)			(2.7)
Common stock issued, repurchased and other, net		11.5			1.4	12.9

Ending balance	$1.1	$1,494.9	$1,336.2	($1.4)	($7.3)	$2,823.5

(a) Accumulated other comprehensive loss at Jan. 1, 2006 consisted of $12.8 of net unrealized gains on securities, ($46.6) of foreign currency translation adjustments, ($51.2) of minimum pension liability adjustments and $0.4 of net unrealized gains on qualifying derivatives.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General -

Description of Business - The consolidated financial statements include the accounts of Alliant Energy Corporation (Alliant Energy) and its consolidated subsidiaries. Alliant Energy is an investor-owned public utility holding company, whose primary subsidiaries are Interstate Power and Light Company (IPL), Wisconsin Power and Light Company (WPL), Alliant Energy Resources, LLC (Resources) and Alliant Energy Corporate Services, Inc. (Corporate Services).

IPL and WPL are utility subsidiaries that are engaged principally in the generation and distribution of electric energy and the distribution and transportation of natural gas in Iowa, Wisconsin and Minnesota. IPL is also engaged in the generation and distribution of steam for certain customers in Cedar Rapids, Iowa. Refer to Notes 17 and 22 for discussion of Alliant Energy’s utility operations in Illinois sold in February 2007 and IPL’s electric transmission assets sold in December 2007, respectively.

Resources (through its various direct and indirect subsidiaries) is comprised of RMT (including WindConnect®), Non-regulated Generation, Transportation and other non-regulated investments. RMT provides environmental, consulting, engineering and renewable energy services. Non-regulated Generation manages Alliant Energy’s non-regulated electric generating facilities and currently owns: the 300 megawatt (MW) simple-cycle, dual-fueled (natural gas/diesel) Neenah Energy Facility (NEF) in Neenah, Wisconsin; the 300 MW simple-cycle, natural gas-fired Sheboygan Falls Energy Facility (SFEF) near Sheboygan Falls, Wisconsin that WPL leases; and several standby generator facilities in Iowa. Transportation provides short-line railway freight service in eastern Iowa, barge terminal and hauling services on the Mississippi River, and other transfer and storage services. Other non-regulated investments include several modest investments. Refer to Note 17 for information on businesses previously owned by Resources that are reported as discontinued operations in Alliant Energy’s Consolidated Financial Statements.

Corporate Services is the subsidiary formed to provide administrative services to Alliant Energy and its subsidiaries.

Basis of Presentation - The consolidated financial statements reflect investments in controlled subsidiaries on a consolidated basis and Alliant Energy’s proportionate shares of jointly owned utility facilities. Unconsolidated investments, which Alliant Energy does not control, but does have the ability to exercise significant influence over operating and financial policies (generally, 20% to 50% voting interest), are accounted for under the equity method of accounting. Investments that do not meet the criteria for consolidation or the equity method of accounting are accounted for under the cost method.

All significant intercompany balances and transactions, other than certain energy-related transactions affecting IPL and WPL, have been eliminated from the consolidated financial statements. Such energy-related transactions not eliminated include costs that are recoverable from customers through the rate making process. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S.) (GAAP), which give recognition to the rate making and accounting practices of the Federal Energy Regulatory Commission (FERC) and state commissions having regulatory jurisdiction. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation. Unless otherwise noted, the notes herein have been revised to exclude discontinued operations for all periods presented.

Use of Estimates - The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect: a) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and b) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b) Regulatory Assets and Liabilities - Alliant Energy, IPL and WPL are subject to regulation by FERC and various state regulatory commissions. As a result, Alliant Energy, IPL and WPL are subject to the provisions of Statement of Financial Accounting Standards (SFAS) 71, “Accounting for the Effects of Certain Types of Regulation,” which provides that rate-regulated public utilities record certain costs and credits allowed in the rate making process in different periods than for non-regulated entities. These are deferred as regulatory assets or accrued as regulatory liabilities and are generally recognized in the Consolidated Statements of Income at the time they are reflected in rates.

Regulatory Assets - At Dec. 31, regulatory assets were comprised of the following items (Midwest Independent Transmission System Operator (MISO); Kewaunee Nuclear Power Plant (Kewaunee); in millions):

	Alliant Energy		IPL		WPL
	2008	2007	2008	2007	2008	2007
Pension and other postretirement
benefits (Note 6(a))	$577.6	$188.5	$310.8	$96.7	$266.8	$91.8
Tax-related (Note 1(c))	123.2	89.8	112.6	78.9	10.6	10.9
Derivatives (Note 11(a))	95.9	25.8	82.9	18.1	13.0	7.7
Costs for proposed base-load, clean air
compliance and wind projects	87.9	70.1	42.7	46.7	45.2	23.4
Asset retirement obligations (Note 18)	44.0	40.9	30.6	28.3	13.4	12.6
Environmental-related (Note 12(e))	41.9	44.0	33.8	35.6	8.1	8.4
Debt redemption costs (Note 1(r))	20.3	22.3	12.1	13.7	8.2	8.6
MISO-related	10.0	11.1	--	--	10.0	11.1
Kewaunee sale	4.1	9.5	--	--	4.1	9.5
Kewaunee outage in 2005	--	10.6	--	--	--	10.6
Other	29.8	37.6	8.8	8.0	21.0	29.6
	$1,034.7	$550.2	$634.3	$326.0	$400.4	$224.2

A portion of the regulatory assets in the above table are not earning a return. These regulatory assets are expected to be recovered from customers in future rates, however the carrying costs of these assets are borne by Alliant Energy’s shareowners. At Dec. 31, 2008, IPL and WPL had $59 million and $17 million, respectively, of regulatory assets representing past expenditures that were not earning a return. IPL’s regulatory assets that were not earning a return consisted primarily of costs for proposed base-load, clean air compliance and wind projects and debt redemption costs. WPL’s regulatory assets that were not earning a return consisted primarily of the wholesale portion of costs for proposed base-load, clean air compliance and wind projects and debt redemption costs. The recovery period for costs of proposed base-load, clean air compliance and wind projects will generally be determined by regulators in future rate proceedings. Debt redemption costs are recovered over the applicable lives of the debt. All other regulatory assets reported in the above table either earn a return or the cash has not yet been expended, in which case the assets are offset by liabilities that also do not incur a carrying cost.

Costs for Proposed Base-load, Clean Air Compliance and Wind Projects - New electric generating facilities and Clear Air Compliance Program (CACP) projects require material expenditures for activities related to determining the feasibility of utility projects under consideration. These expenditures commonly called preliminary survey and investigation charges are generally recorded as “Regulatory assets” on the Consolidated Balance Sheet in accordance with FERC regulations. In Iowa, no specific retail authorization is required before charging these costs to regulatory asset accounts. In Wisconsin, the retail portion of these amounts is expensed immediately unless otherwise authorized by the Public Service Commission of Wisconsin (PSCW). However, since these amounts are material for WPL’s Cedar Ridge wind project, WPL’s proposed Nelson Dewey #3 generating unit and WPL’s CACP projects, WPL requested and received deferral accounting approval to record the retail portion of these costs as “Regulatory assets” on the Consolidated Balance Sheet. In the fourth quarter of 2008, the PSCW denied continuation of the Nelson Dewey #3 generating unit project. As a result, no material additional costs for this project are expected to be deferred.

In addition to the expenditures noted above, certain projects needing regulatory approval may also require that payments for long-lead materials be incurred prior to project approval in order to meet anticipated completion schedules. These expenditures have been identified as pre-construction expenditures by IPL and WPL. For WPL, the retail portion of pre-construction expenditures for the projects described in the previous paragraph has also been approved for deferral as regulatory assets. All remaining pre-construction expenditures for both IPL and WPL are recorded as “Regulatory assets” on their respective Consolidated Balance Sheets.

For IPL, amounts deferred and recorded as preliminary survey and investigation charges do not include any accrual of carrying costs or allowance for funds used during construction (AFUDC). Upon regulatory approval of the projects, all such amounts included as preliminary survey and investigation charges are transferred to construction work in progress (CWIP) and begin to accrue AFUDC. IPL anticipates that all such amounts deferred as preliminary survey and investigation charges will be fully recovered in future rates charged to customers.

For WPL, the wholesale portion of amounts deferred and recorded as preliminary survey and investigation charges do not include any accrual of carrying costs or AFUDC. WPL’s retail portion of deferred preliminary survey and investigation charges (commonly referred to as pre-certification expenditures) and pre-construction expenditures include accrual of carrying costs as prescribed in the approved deferral order. Upon regulatory approval of the project, the wholesale portion of deferred preliminary survey and investigation charges as well as all pre-construction expenditures are transferred to CWIP and begin to accrue AFUDC. The retail portion of deferred preliminary survey and investigation charges or pre-certification expenditures remain as regulatory assets until they are approved for inclusion in revenue requirements and amortized to expense. WPL believes amounts currently deferred as either preliminary survey and investigation expenditures or pre-construction expenditures are probable of recovery from customers through changes in future rates. WPL is currently recovering through retail rates the amounts for the Cedar Ridge wind project and a portion of the Nelson Dewey #3 pre-certification expenditures. Remaining deferred amounts for Nelson Dewey #3 and the CACP projects are expected to be included in rates charged to customers in the future.

At Dec. 31, the cumulative costs for these projects were as follows (in millions):

	Alliant Energy		IPL		WPL
	2008	2007	2008	2007	2008	2007
WPL’s base-load project (a)	$35.6	$17.3	$--	$--	$35.6	$17.3
IPL’s base-load project (b)	30.2	12.0	30.2	12.0	--	--
Clean air compliance projects	20.7	12.2	12.5	7.5	8.2	4.7
Wind projects (c)	1.4	28.6	--	27.2	1.4	1.4
	$87.9	$70.1	$42.7	$46.7	$45.2	$23.4

(a)

In December 2008, the PSCW issued a written order denying WPL’s Nelson Dewey #3 application for approval to proceed with construction of a new facility at a preferred site adjacent to the existing Nelson Dewey Generating Facility in Cassville, Wisconsin. Costs included in the above table reflect the retail and wholesale portions of costs related to this project. The stipulated agreement related to WPL’s 2009/2010 retail rate case, which was approved by the PSCW in December 2008, included the recovery of $9 million of pre-certification costs that had been incurred through December 2007. These costs will be recovered from WPL’s retail customers over a two-year period ending December 2010. WPL will seek recovery of the remaining costs from its retail and wholesale customers in future rate case proceedings and recognized these remaining costs in “Regulatory assets” on its Consolidated Balance Sheet pending these future rate proceedings.

(b)	IPL’s proposed 630 MW coal-fired electric generating facility in Marshalltown, Iowa
(c)

Cumulative costs as of Dec. 31, 2007 include IPL’s proposed 200 MW Whispering Willow - East wind project in Franklin County, Iowa, expected to be in service in late 2009 or early 2010. In February 2008, IPL received approval from the Iowa Utilities Board (IUB) to construct the project. Upon approval, the related cumulative preliminary survey and investigation costs were transferred from “Other assets - regulatory assets” to “Property, plant and equipment” on Alliant Energy’s and IPL’s Consolidated Balance Sheets.

MISO-related - In August 2007, the PSCW issued an order requiring WPL to discontinue, effective Dec. 31, 2007, the deferral of the retail portion of certain costs incurred by WPL to participate in the MISO market. Beginning Jan. 1, 2008, these MISO costs are subject to recovery through WPL’s retail electric fuel-related cost recovery mechanism. At Dec. 31, 2008, WPL had $10 million of deferred retail costs incurred prior to 2008 to participate in the MISO market that were recognized in “Regulatory assets” on Alliant Energy’s and WPL’s Consolidated Balance Sheet. In December 2008, WPL received approval from the PSCW as part of the stipulated agreement reached regarding the 2009/2010 retail rate case to recover the $10 million of deferred retail costs over a two-year period ending December 2010.

Kewaunee Sale - WPL received approval from the PSCW to defer the retail portion of any gains, losses, and transaction costs associated with the sale of Kewaunee. In 2005, WPL completed the sale of its interest in Kewaunee and incurred a loss (including transaction costs but excluding the benefits of the non-qualified decommissioning trust assets returned to customers) of $16 million from the sale. WPL expensed a portion of the loss and recognized a “Regulatory Asset” for $9 million of the loss based on a PSCW order issued in December 2005 regarding the recovery of losses incurred by a co-owner of the Kewaunee facility. In 2006, WPL reached a settlement with its wholesale customers allowing recovery of $2 million of the loss. In January 2007, WPL received approval from the PSCW to recover $3 million of the loss from retail customers over a two-year period ending December 2008. In December 2008, WPL received approval from the PSCW to recover another $2 million of the loss from retail customers over a six-year period ending December 2014. WPL will seek recovery of the remaining $2 million loss from its retail customers in a future rate case.

Kewaunee Outage in 2005 - WPL received approval from the PSCW to defer, beginning April 15, 2005, incremental fuel-related costs associated with the extension of an unplanned outage at Kewaunee, which occurred from Feb. 2005 to early July 2005. The PSCW also approved deferral of incremental operation and maintenance costs related to the unplanned outage. In January 2007, WPL received approval from the PSCW to recover $20 million of these costs over a two-year period ending December 2008.

Other - Alliant Energy periodically assesses whether its regulatory assets are probable of future recovery by considering factors such as regulatory environment changes, previous orders issued by the applicable regulatory agencies and the status of any pending or potential deregulation legislation. Alliant Energy recognizes an expense for regulatory assets that are no longer determined to be probable of future recovery in the period of such determination. While Alliant Energy feels its remaining regulatory assets are probable of future recovery, no assurance can be made that Alliant Energy will recover these regulatory assets in future rates.

Regulatory Liabilities - At Dec. 31, regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2008	2007	2008	2007	2008	2007
Cost of removal obligations	$408.5	$411.2	$257.9	$261.4	$150.6	$149.8
IPL electric transmission assets sale	90.8	88.8	90.8	88.8	--	--
Fuel cost recovery (Note 1(h) and 2)	71.1	35.2	32.9	18.3	38.2	16.9
IPL Duane Arnold Energy Center (DAEC) sale	65.3	64.5	65.3	64.5	--	--
Emission allowances (Note 15)	64.4	65.2	57.1	57.1	7.3	8.1
Tax-related	16.9	19.8	4.9	6.3	12.0	13.5
Derivatives (Note 11(a))	10.5	36.3	1.6	21.4	8.9	14.9
Gas performance incentive (Notes 1(h))	4.5	12.3	--	--	4.5	12.3
Other	7.8	9.6	4.3	2.0	3.5	7.6
	$739.8	$742.9	$514.8	$519.8	$225.0	$223.1

Regulatory liabilities related to cost of removal obligations, to the extent expensed through depreciation rates, reduce rate base. A significant portion of the remaining regulatory liabilities are not used to reduce rate base in the revenue requirement calculations utilized in IPL’s and WPL’s respective rate proceedings.

Cost of Removal Obligations - Alliant Energy collects in rates future removal costs for many assets that do not have an associated legal asset retirement obligation. Alliant Energy records a regulatory liability for the estimated amounts it has collected in rates for these future removal costs less amounts spent on removal activities.

IPL Electric Transmission Assets Sale - In December 2007, IPL completed the sale of its electric transmission assets and recognized a gain based on the terms of the sale agreement. Upon closing of the sale, IPL established a regulatory liability of $89 million pursuant to conditions established by the IUB in September 2007 when they allowed the transaction to proceed. The regulatory liability represents the present value of IPL’s obligation to refund to its customers payments of $13 million per year for eight years beginning in the year IPL’s customers experience an increase in rates related to the transmission charges assessed by ITC Midwest LLC (ITC). Refer to Note 22 for additional information regarding the electric transmission assets sale.

IPL DAEC Sale - In January 2006, IPL completed the sale of its 70% ownership interest in DAEC and recognized a gain based on the terms of the sale agreement. Pursuant to the IUB order approving the DAEC sale, the gain resulting from the sale was used to establish a regulatory liability. The regulatory liability, including accrued interest, will be used to offset depreciation expense related to AFUDC for future investments in new generation sited in Iowa and accretes interest at the monthly average U.S. Treasury rate for three-year maturities. Refer to Notes 5 and 6(a) for additional information regarding the DAEC sale.

Refer to Note 2 for discussion of certain utility rate refund reserves recorded as regulatory liabilities on Alliant Energy’s and WPL’s Consolidated Balance Sheets.

(c) Income Taxes - Alliant Energy is subject to the provisions of SFAS 109, “Accounting for Income Taxes,” and follows the liability method of accounting for deferred income taxes, which requires the establishment of deferred income tax assets and liabilities, as appropriate, for temporary differences between the tax basis of assets and liabilities and the amounts reported in the consolidated financial statements. Deferred income taxes are recorded using currently enacted tax rates. Investment tax credits have been deferred and are subsequently credited to income over the average lives of the related property. Other tax credits reduce income tax expense in the year claimed.

Changes in deferred income tax assets and liabilities associated with certain property-related basis differences at IPL are treated differently than prescribed in SFAS 109. Consistent with Iowa rate making practices, deferred tax expense is not recorded for certain temporary differences (primarily related to utility property, plant and equipment at IPL) because retail rates are reduced for the current tax benefits. As the deferred taxes become payable (over periods exceeding 30 years for some generating plant differences) they are recovered through retail rates. Accordingly, IPL has recorded deferred tax liabilities and regulatory assets for certain temporary differences, as identified in Note 1(b). In Wisconsin, the PSCW has allowed rate recovery of deferred taxes on all temporary differences since August 1991.

Alliant Energy is also subject to the provisions of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 establishes standards for measurement and recognition in financial statements of tax positions taken or expected to be taken in a tax return. Alliant Energy recognizes net interest and penalties related to unrecognized tax benefits in “Income taxes” in its Consolidated Statements of Income. Refer to Note 5 for discussion of Alliant Energy’s adoption of FIN 48.

Alliant Energy, IPL and WPL have elected the alternative transition method described in FASB Staff Position (FSP) 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to calculate their beginning pool of excess tax benefits available to absorb any tax deficiencies associated with share-based payment awards recognized in accordance with SFAS 123(R), "Share-Based Payment."

(d) Cash and Cash Equivalents - Cash and cash equivalents include short-term liquid investments that have original maturities of less than 90 days. At Dec. 31, 2008 and 2007, the majority of Alliant Energy’s cash and cash equivalents were invested in money market funds with terms that provide daily liquidity. The yield on these funds can also fluctuate daily. Information on Alliant Energy’s cash and cash equivalents at Dec. 31 was as follows (dollars in millions):

	2008	2007
Total cash and cash equivalents	$347	$746
Money market fund investments	$339	$737
Interest rates on money market fund investments	1.43 - 1.83%	4.83 - 4.99%

(e) Utility Property, Plant and Equipment -

General - Utility plant (other than acquisition adjustments) is recorded at the original cost of construction, which includes material, labor, contractor services, AFUDC and allocable overheads, such as supervision, engineering, benefits, certain taxes and transportation. At Dec. 31, 2008 and 2007, IPL had $14.7 million and $16.0 million, respectively, of acquisition adjustments, net of accumulated amortization, included in utility plant ($3.2 million and $3.5 million, respectively, of such balances are currently being recovered in IPL’s rates). Repairs, replacements and renewals of items of property determined to be less than a unit of property or that do not increase the property’s life or functionality are charged to maintenance expense. Ordinary retirements of utility plant and salvage value are netted and charged to accumulated depreciation upon removal from utility plant accounts and no gain or loss is recognized. Removal costs incurred are charged to a regulatory liability.

Electric plant in service - Electric plant in service by functional category at Dec. 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2008	2007	2008	2007	2008	2007
Distribution	$3,147.3	$2,945.8	$1,745.1	$1,648.4	$1,402.2	$1,297.4
Generation (a)	2,632.8	2,472.3	1,589.1	1,590.1	1,043.7	882.2
Other	238.7	215.6	184.3	180.8	54.4	34.8
	$6,018.8	$5,633.7	$3,518.5	$3,419.3	$2,500.3	$2,214.4
(a)	The increase for Alliant Energy and WPL during 2008 was largely due to $156 million, including AFUDC, of plant placed in service in the fourth quarter of 2008 for WPL’s Cedar Ridge wind project.

Depreciation - IPL and WPL use a combination of remaining life and straight-line depreciation methods as approved by their respective regulatory commissions. The composite or group method of depreciation is used, in which a single depreciation rate is applied to the gross investment in a particular class of property. This method pools similar assets and then depreciates each group as a whole. Periodic depreciation studies are performed to determine the appropriate group lives, net salvage and group deprecation rates. These depreciation studies are subject to review and approval by IPL’s and WPL’s respective regulatory commissions. Depreciation expense is included within the recoverable cost of service component of rates charged to customers. The average rates of depreciation for electric and gas properties, consistent with current rate making practices, were as follows:

	IPL			WPL
	2008	2007	2006	2008(a)	2007	2006
Electric	3.1%	2.8%	2.8%	3.2%	3.5%	3.5%
Gas	3.0%	2.9%	2.8%	3.1%	3.6%	3.7%
(a)

Effective July 1, 2008, WPL implemented updated depreciation rates as a result of a new depreciation study. These updated depreciation rates increased Alliant Energy’s net income in 2008 as compared to 2007 by approximately $5.3 million, or $0.05 per share.

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

	Alliant Energy			IPL			WPL
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Equity	$17.2	$2.0	$4.6	$10.8	$0.5	$2.6	$6.4	$1.5	$2.0
Debt	7.5	5.8	3.5	4.3	4.7	2.9	3.2	1.1	0.6
	$24.7	$7.8	$8.1	$15.1	$5.2	$5.5	$9.6	$2.6	$2.6

The increase in AFUDC in 2008 was largely due to construction of IPL’s Whispering Willow - East and WPL’s Cedar Ridge wind projects.

AFUDC for WPL’s retail and wholesale jurisdiction construction projects is calculated in accordance with PSCW and FERC guidelines, respectively. The AFUDC recovery rates, computed in accordance with the prescribed regulatory formula, were as follows:

	2008	2007	2006
IPL	8.1%	6.3%	8.0%
WPL (PSCW formula - retail jurisdiction)	9.0%	9.0%	15.1%
WPL (FERC formula - wholesale jurisdiction)	6.8%	5.5%	5.0%

Utility Plant Retirements Related to Severe Flooding - In June 2008, severe flooding in Cedar Rapids, Iowa caused significant damage at several facilities owned by IPL, including its Prairie Creek and Sixth Street Generating Stations, certain office and operating buildings and several distribution substations. Based on an assessment of the damage at these facilities, Alliant Energy and IPL recorded $62 million of estimated retirements of utility plant in 2008. These retirements were recorded as reductions to “Utility plant in service” and “Accumulated depreciation” on Alliant Energy’s and IPL’s Consolidated Balance Sheets at Dec. 31, 2008. Alliant Energy and IPL continue to monitor the restoration activities at the Prairie Creek and Sixth Street Generating Stations and will update in the future, if required, their estimated retirements related to utility plant damaged by the severe flooding.

Whispering Willow - East Wind Project - In June 2008, Corporate Services, as agent for IPL and WPL, entered into a master supply agreement with Vestas-American Wind Technology, Inc. (Vestas) for the purchase of 500 MW of wind turbine generator sets and related equipment to support IPL’s and WPL’s wind generation plans. Upon execution of the master supply agreement, IPL made an initial payment of $138 million for 200 MW of wind turbine generator sets and related equipment to be utilized in its Whispering Willow - East wind project. This initial payment by IPL, along with other construction costs, was included in “Construction work in progress - Whispering Willow - East Wind Farm” on Alliant Energy’s and IPL’s Consolidated Balance Sheets at Dec. 31, 2008. Refer to Note 12(a) for additional information regarding the master supply agreement executed in June 2008.

The advanced rate making principles for the Whispering Willow - East wind project, as approved by the IUB in February 2008, included a predetermined level, or “cost cap,” for construction costs. If final construction costs for the project exceed this cost cap, IPL will be required to demonstrate the construction costs above the cost cap are prudent and reasonable in order to recover the additional costs in electric rates.

(f) Non-regulated and Other Property, Plant and Equipment - Non-regulated and other property, plant and equipment is recorded at the original cost of construction, which includes material, labor and contractor services. Repairs, replacements and renewals of items of property determined to be less than a unit of property or that do not increase the property’s life or functionality are charged to maintenance expense. NEF and SFEF within Alliant Energy’s Non-regulated Generation business represent a significant portion of the non-regulated and other property, plant and equipment and are being depreciated using the straight-line method over periods ranging from 30 to 35 years. The remainder is depreciated using the straight-line method over periods ranging from 5 to 30 years. Upon retirement or sale of non-regulated and other property, plant and equipment, the original cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the Consolidated Statements of Income.

(g) Operating Revenues -

Utility - Revenues from Alliant Energy’s utility business are primarily from electric and natural gas sales and recognized on an accrual basis as services are rendered or commodities are delivered to customers. IPL and WPL recognize unbilled revenues based on estimated amounts of electricity and natural gas delivered but not yet billed to customers at the end of each reporting period.

IPL and WPL participate in a bid-based wholesale energy market operated by MISO. The market requires that all market participants, including IPL and WPL, submit hourly day-ahead and/or real-time bids and offers for energy at locations across the MISO region. The day-ahead and real-time transactions are grouped together, resulting in a net supply to or net purchase from MISO of megawatt-hours (MWhs) for each hour of each day. The net supply to MISO is recorded in “Electric operating revenues” and the net purchase from MISO is recorded in “Electric production fuel and purchased power” in the Consolidated Statements of Income.

Non-regulated - Revenues from Alliant Energy’s non-regulated businesses are primarily from its RMT (including WindConnect®) business and recognized on an accrual basis based on services provided as specified under contract terms. Alliant Energy’s RMT business accounts for revenues from certain large construction management projects under the percentage of completion and cost-to-cost methods. Revenues from fixed-price and modified fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total costs for each contract. This method is used because management considers total costs to be the best available measure of progress on these contracts. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the reporting period plus the fee earned, measured by the cost-to-cost method.

Taxes Collected from Customers - Certain of Alliant Energy’s subsidiaries serve as collection agents for sales or various other taxes and record revenues on a net basis. Operating revenues do not include the collection of the aforementioned taxes.

(h) Utility Fuel Cost Recovery - IPL’s retail tariffs provide for subsequent adjustments to its electric and natural gas rates for changes in the cost of fuel, purchased energy and natural gas purchased for resale. Changes in the under/over collection of these costs are reflected in “Electric production fuel and purchased power” and “Cost of gas sold” in Alliant Energy’s and IPL’s Consolidated Statements of Income. The cumulative effects are reflected on Alliant Energy’s and IPL’s Consolidated Balance Sheets as a current regulatory asset or current regulatory liability, until they are automatically reflected in future billings to customers. Recovery of capacity-related charges associated with IPL’s purchased power costs and transmission service costs are recovered from electric customers through changes in retail base rates. IPL’s wholesale electric rates provide for subsequent adjustments to rates for changes in the cost of fuel and purchased energy.

WPL’s retail electric rates approved by the PSCW are based on forecasts of forward-looking test periods and include estimates of future fuel and purchased energy costs anticipated during the test period. During each electric retail rate proceeding, the PSCW sets fuel monitoring ranges based on the forecasted fuel costs used to determine retail base rates. If WPL’s actual fuel costs fall outside these fuel monitoring ranges during the test period, WPL and/or other parties can request, and the PSCW can authorize, an adjustment to future retail electric rates based on changes in fuel costs only. The PSCW may authorize an interim retail rate increase; however, if the final retail rate increase is less than the interim retail rate increase, WPL must refund the excess collection to retail customers with interest at the current authorized return on common equity rate. Recovery of capacity-related charges associated with WPL’s purchased power costs and transmission service costs are recovered from electric customers through changes in retail base rates. WPL’s wholesale electric rates provide for subsequent adjustments to rates for changes in the cost of fuel and purchased energy.

WPL’s retail gas tariffs provide for subsequent adjustments to its natural gas rates for changes in the current monthly natural gas commodity price index. During 2006, WPL had a gas performance incentive which included a sharing mechanism whereby 50% of gains or losses relative to current commodity prices and benchmarks were retained by WPL, with the remainder refunded to or recovered from customers. Starting in 2007, the program was modified by the PSCW such that 35% of all gains and losses from WPL’s gas performance incentive sharing mechanism were retained by WPL, with 65% refunded to or recovered from customers. In October 2007, the PSCW issued an order providing WPL the option to choose to utilize a modified gas performance incentive sharing mechanism or switch to a modified one-for-one pass through of gas costs to retail customers using benchmarks. WPL evaluated the alternatives and chose to implement the modified one-for-one pass through of gas costs. This change was effective Nov. 1, 2007. WPL’s gas performance incentive sharing mechanism resulted in gains recorded as “Gas operating revenues” in Alliant Energy’s and WPL’s Consolidated Statements of Income of $5 million and $13 million in 2007 and 2006, respectively.

Refer to Note 1(b) for additional information regarding fuel cost recovery.

(i) Financial Instruments - Alliant Energy periodically uses financial instruments to hedge exposures to fluctuations in interest rates, certain commodity prices, volatility in a portion of electric and natural gas sales volumes due to weather, transmission congestion costs and currency exchange rates. The fair value of all financial instruments that are determined to be derivatives are recorded as assets or liabilities on the Consolidated Balance Sheets. Gains and losses related to derivatives that are designated and qualify as cash flow hedges, are recognized in earnings when the underlying hedged item or physical transaction is recognized in income. Gains and losses related to derivatives that do not qualify for, or are not designated in hedge relationships, are recognized in earnings immediately. Alliant Energy does not offset fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) against fair value amounts recognized for derivatives executed with the same counterparty under the same master netting arrangement.

A significant majority of Alliant Energy’s derivative transactions are in its utility business. Based on the fuel and natural gas cost recovery mechanisms in place, as well as other specific regulatory authorizations, changes in fair values of derivatives in Alliant Energy’s utility business generally have no impact on its results of operations, as they are generally reported as changes in regulatory assets and liabilities. Alliant Energy has some commodity purchase and sales contracts that have been designated, and qualify for, the normal purchase and sale exception and based on this designation, these contracts are accounted for on the accrual basis of accounting. Refer to Notes 11 and 12(f) for further discussion of Alliant Energy’s derivatives and related credit risk, respectively.

(j) Pension and Other Postretirement Benefits Plans - For the defined benefit pension and other postretirement benefits plans sponsored by Corporate Services, Alliant Energy allocates costs to IPL, WPL, Resources and the parent company based on labor costs of plan participants.

(k) Asset Valuations - Long-lived assets to be held and used, excluding regulatory assets and goodwill, are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Impairment is indicated if the carrying value of an asset exceeds its undiscounted future cash flows. An impairment charge is recognized equal to the amount the carrying value exceeds the asset’s fair value. Refer to Note 1(b) for discussion of long-lived assets classified as regulatory assets.

Goodwill is subject to annual impairment tests, which are completed in the third quarter, and whenever an event occurs or circumstances change in the interim that would indicate goodwill might be impaired. Refer to Note 15 for additional discussion of goodwill.

If events or circumstances indicate the carrying value of investments accounted for under the equity method of accounting may not be recoverable, potential impairment is assessed by comparing the fair value of these investments to their carrying values as well as assessing if a decline in fair value is temporary. If an impairment is indicated, a charge is recognized equal to the amount the carrying value exceeds the investment’s fair value. Refer to Note 9(a) for additional discussion of investments accounted for under the equity method of accounting.

(l) Supplemental Financial Information - The other (income) and deductions included in “Interest income and other” in Alliant Energy’s Consolidated Statements of Income were as follows (in millions):

	2008	2007	2006
Interest income:
From loans to discontinued operations	$--	($1.4)	($7.4)
Other	(19.0)	(10.5)	(13.7)
Currency transaction losses, net	0.1	0.1	20.3
Loss on sale of Brazil investments	--	--	4.8
Losses (gains) on other investment sales, net	--	(3.8)	1.0
Other	0.7	(0.1)	(0.5)
	($18.2)	($15.7)	$4.5

The supplemental cash flows information for Alliant Energy’s Consolidated Statements of Cash Flows was as follows (in millions):

	2008	2007	2006
Cash paid during the period for:
Income taxes, net of refunds	$131.0	$151.7	$90.3
Interest, net of capitalized interest	130.4	114.7	162.8
Noncash investing and financing activities:
Debt assumed by buyer of Mexico business	--	5.0	--
Debt assumed by buyer of Alliant Energy New Zealand Ltd. (AENZ)	--	--	169.2
Debt assumed by buyer of China generating facilities	--	--	26.8
Capital lease obligations incurred	--	--	1.7

(m) Operating Leases - Alliant Energy has certain purchased power agreements (PPAs) that provide Alliant Energy exclusive rights to all or a substantial portion of the output from the specific generating facility over the contract term and therefore are accounted for as operating leases. Costs associated with these PPAs are included in “Electric production fuel and purchased power” in Alliant Energy’s and WPL’s Consolidated Statements of Income based on monthly payments for these PPAs. Monthly capacity payments related to one of these PPAs is higher during the peak demand period from May 1 through Sep. 30 and lower in all other periods during each calendar year. These seasonal differences in capacity charges are consistent with market pricing and the expected usage of energy from the facility.

(n) Emission Allowances - Emission allowances are granted by the U.S. Environmental Protection Agency (EPA) to sources of pollution that allow the release of a prescribed amount of pollution each year. Unused emission allowances may be bought and sold or carried forward to be utilized in future years. Purchased emission allowances are recorded as intangible assets at their original cost and evaluated for impairment as long-lived assets to be held and used in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Cash inflows and outflows related to sales and purchases of emission allowances are recorded as investing activities in the Consolidated Statements of Cash Flows. Emission allowances granted by the EPA are valued at a zero-cost basis. Amortization of emission allowances is based upon a weighted average cost for each category of vintage year utilized during the reporting period. Refer to Note 15 for additional discussion of emission allowances.

(o) Cash Flows Presentation - Alliant Energy reports cash flows from continuing operations together with cash flows from discontinued operations on its Consolidated Statements of Cash Flows. Refer to Note 17 for details of cash flows from discontinued operations.

(p) Electric Transmission Service Expenses Presentation - Alliant Energy, IPL and WPL report electric transmission service expenses billed from third parties in “Electric transmission service” on their Consolidated Statements of Income. Electric transmission service expenses for Alliant Energy and IPL are significantly higher in 2008 compared to 2007 due to transmission service expenses billed by ITC following the sale of IPL’s electric transmission assets to ITC in December 2007.

(q) Asset Retirement Obligations - The present value of any retirement costs associated with an asset for which Alliant Energy has a legal obligation is recorded as a liability with an equivalent amount added to the asset cost when an asset is placed in service. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss. For IPL and WPL, any gain or loss related to their regulated operations is recorded to regulatory liabilities or regulatory assets on the respective Consolidated Balance Sheet. Refer to Note 18 for additional discussion of asset retirement obligations.

(r) Debt Issuance and Retirement Costs - Alliant Energy, IPL and WPL defer and amortize debt issuance costs and debt premiums or discounts over the expected lives of the respective debt issues, considering maturity dates and, if applicable, redemption rights held by others. For debt retired early with no subsequent re-issuance, IPL and WPL defer any unamortized debt issuance costs, premiums or discounts as regulatory assets or regulatory liabilities, which are amortized over the remaining original life of the debt retired early. Gains or losses resulting from the refinancing of debt by IPL and WPL are deferred as regulatory liabilities or regulatory assets and amortized over the life of the new debt issued. Alliant Energy’s non-regulated businesses expense in the period of retirement any unamortized debt issuance costs and debt premiums or discounts on debt retired early.

(s) New Accounting Pronouncements -

FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”

In December 2008, the FASB issued FSP SFAS 132(R)-1, which amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide additional disclosures about plan assets of a defined benefit pension or other postretirement plan. Disclosures include investment policies and strategies, categories of plan assets, fair value of plan assets and significant concentrations of risk. Alliant Energy, IPL and WPL are required to adopt FSP SFAS 132(R)-1 by Dec. 31, 2009. FSP SFAS 132(R)-1 is not expected to have any impact on their financial condition and results of operations.

FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, which amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), “Consolidation of Variable Interest Entities,” to require additional disclosures about variable interest entities. Alliant Energy, IPL and WPL adopted FSP SFAS 140-4 and FIN 46(R)-8 on Dec. 31, 2008. FSP SFAS 140-4 and FIN 46(R)-8 did not have any impact on their financial condition and results of operations.

Emerging Issues Task Force (EITF) Issue 08-6, “Equity Method Investment Accounting Considerations”

In November 2008, the FASB issued EITF Issue 08-6, which considered the effects of the issuances of SFAS 141(R) and SFAS 160 on an entity’s application of the equity method under Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Investments in Common Stock.” EITF Issue 08-6 addresses questions that have arisen regarding the application of equity method accounting guidance because of the significant changes to the guidance on business combinations and subsidiary equity transactions and the increased use of fair value measurements as a result of these pronouncements. Alliant Energy, IPL and WPL are required to adopt EITF Issue 08-6 beginning with transactions occurring in 2009. Because the provisions of EITF Issue 08-6 are only applied prospectively to transactions after adoption, the impact to Alliant Energy, IPL and WPL cannot be determined until any such transactions occur.

SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”

In May 2008, the FASB issued SFAS 162, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Alliant Energy, IPL and WPL adopted SFAS 162 in November 2008 with no impact on their financial condition or results of operations.

FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets”

In April 2008, the FASB issued FSP SFAS 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets,” and requires expanded disclosures related to intangible assets. Alliant Energy, IPL and WPL adopted FSP SFAS 142-3 on Jan. 1, 2009 with no material impact on their financial condition or results of operations.

SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”

In March 2008, the FASB issued SFAS 161, which requires enhanced qualitative and quantitative disclosures about an entity’s derivative and hedging activities. Alliant Energy, IPL and WPL adopted SFAS 161 on Jan. 1, 2009 with no impact on their financial condition or results of operations.

SFAS 141(R), “Business Combinations”

In December 2007, the FASB issued SFAS 141(R), which establishes principles and requirements for how the acquiring entity in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Alliant Energy, IPL and WPL adopted SFAS 141(R) on Jan. 1, 2009. Because the provisions of SFAS 141(R) are only applied prospectively to business combinations after adoption, the impact to Alliant Energy, IPL and WPL cannot be determined until any business combinations occur.

SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”

In December 2007, the FASB issued SFAS 160, which amends accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. Alliant Energy, IPL and WPL adopted SFAS 160 on Jan. 1, 2009 with no material impact on their financial condition and results of operations.

FSP FIN 39-1, “Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts”

In April 2007, the FASB issued FSP FIN 39-1, which amends FIN 39 to permit the offsetting of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset. Alliant Energy, IPL and WPL adopted FSP FIN 39-1 on Jan. 1, 2008 with no material impact on their financial condition and results of operations.

SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”

In February 2007, the FASB issued SFAS 159, which provided companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Alliant Energy, IPL and WPL concluded as of Jan. 1, 2008 that they would not record any eligible items at fair value in accordance with SFAS 159 and therefore there was no impact on their financial condition and results of operations.

SFAS 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. Alliant Energy, IPL and WPL adopted SFAS 157 on Jan. 1, 2008 for financial instruments with no material impact on their financial condition and results of operations. In February 2008, the FASB issued FSP SFAS 157-1, “Application of SFAS 157 to SFAS 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP SFAS 157-2, “Effective Date of SFAS 157.” In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP SFAS 157-1 removes leasing transactions accounted for under SFAS 13, “Accounting for Leases,” from the scope of SFAS 157. Alliant Energy, IPL and WPL adopted FSP SFAS 157-2 on Jan. 1, 2009 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities with no material impact on their financial condition and results of operations. FSP SFAS 157-3 clarifies the application of SFAS 157 in a market that is not active. Refer to Note 10 for expanded disclosures about fair value measurements required by SFAS 157.

SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”

In September 2006, the FASB issued SFAS 158, which requires an employer to recognize the overfunded or underfunded status of its benefit plans as an asset or liability on its balance sheet and to recognize the changes in the funded status of its benefit plans in the year in which they occur as a component of other comprehensive income. Alliant Energy, IPL and WPL adopted the recognition provision of SFAS 158 in 2006, which resulted in reductions to their Dec. 31, 2006 balance of accumulated other comprehensive income (loss) of $6.6 million, $0.9 million and $5.2 million, respectively. SFAS 158 also requires an employer to measure benefit plan assets and obligations as of the end of its fiscal year. Alliant Energy, IPL and WPL adopted the measurement date transition provision of SFAS 158 in 2008, which resulted in reductions to their Jan. 1, 2008 balance of retained earnings of $2.7 million, $1.3 million and $1.2 million, respectively.

(2) UTILITY RATE REFUNDS

WPL’s 2008 Fuel-related Retail Rate Case - In March 2008, WPL filed a request with the PSCW to increase annual retail electric rates by $16 million to recover anticipated increased electric fuel and purchased energy costs (fuel-related costs). Actual fuel-related costs through February 2008, combined with projections of continued higher fuel-related costs for the remainder of 2008, significantly exceeded the amounts being recovered in retail electric rates at the time of the filing. In the second quarter of 2008, WPL received an order from the PSCW authorizing the requested $16 million interim increase, subject to refund, effective in April 2008.

Fuel-related costs incurred by WPL in 2008 subsequent to the implementation of the interim rate increase were significantly lower than anticipated resulting in refunds owed to its retail electric customers. In January 2009, WPL received approval from the PSCW to pay an $18 million interim refund to retail electric customers in the first quarter of 2009. In January 2009, WPL also filed a final fuel refund report, including interest less the interim refund amount, resulting in a final residual refund of $5 million in addition to the interim refund. Pending PSCW approval, WPL will refund the remaining $5 million, including interest, in the second quarter of 2009. As of Dec. 31, 2008, WPL reserved $23 million, including interest, for refunds anticipated to be paid to its retail electric customers based upon its estimate of the final order. WPL anticipates receiving the final order from the PSCW in the first quarter of 2009 and completing any remaining refunds in the second quarter of 2009.

WPL’s 2007 Retail Rate Case - In August 2007, WPL received approval from the PSCW to refund to its retail electric customers any over-recovery of retail fuel-related costs during the period June 1, 2007 through Dec. 31, 2007. As of Dec. 31, 2008, WPL estimated the over-recovery of retail fuel-related costs during this period to be $22 million, including interest. WPL refunded to its retail electric customers $4 million in 2007 and $16 million in 2008. As of Dec. 31, 2008, WPL reserved $2 million for the remaining refund amounts, including interest, anticipated to be paid to its retail electric customers in the second quarter of 2009 related to these refunds. WPL expects to receive the PSCW’s decision on the remaining refund amount in the first quarter of 2009.

Refer to Note 1(h) for further discussion of WPL’s fuel cost recovery and Note 1(b) for discussion of various other rate matters.

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

	2008	2007	2006
Operating lease rental expenses (excluding contingent rentals)	$90	$109	$105
Contingent rentals related to certain PPAs	7	19	23
Other contingent rentals	2	2	3
	$99	$130	$131

At Dec. 31, 2008, Alliant Energy’s future minimum operating lease payments, excluding contingent rentals, were as follows (in millions):

	2009	2010	2011	2012	2013	Thereafter	Total
Riverside Energy Center (Riverside) PPA	$57	$57	$58	$59	$17	$--	$248
RockGen Energy Center (RockGen) PPA	7	--	--	--	--	--	7
Synthetic leases	14	8	4	43	1	6	76
Other	8	12	6	4	4	10	44
	$86	$77	$68	$106	$22	$16	$375

Alliant Energy’s RockGen PPA and Riverside PPA contain provisions granting Alliant Energy the option to purchase these facilities in 2009 and 2013, respectively. Alliant Energy did not exercise its option to purchase RockGen. Refer to Note 19 for additional information concerning the impacts of FIN 46R, “Consolidation of Variable Interest Entities,” on these two PPAs.

The synthetic leases in the above table relate to the financing of certain corporate headquarters and utility railcars. The entities that lease these assets to Alliant Energy do not meet the consolidation requirements under FIN 46R and are not included on Alliant Energy’s Consolidated Balance Sheets. Alliant Energy has guaranteed the residual value of the related assets, which total $55 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease with remaining terms up to seven years. Residual value guarantee amounts have been included in the above table.

(4) RECEIVABLES

(a) Sales of Accounts Receivable - IPL participates in an accounts receivable sale program whereby it may sell up to a maximum amount of $300 million of its accounts receivable, including unbilled revenues, to a third-party financial institution through wholly-owned and consolidated special purpose entities. Corporate Services acts as collection agent for the buyer and receives a fee for collection services. Under terms of the agreement, the third-party financial institution purchases the receivables initially for the face amount. IPL makes monthly payments to the third-party financial institution of an amount that varies based on interest rates and length of time the sold receivables remain outstanding. The agreement expires in March 2012. IPL accounts for the sale of accounts receivable to the third-party financial institution as sales under SFAS 140. The entity that purchases the receivables does not require consolidation under the guidelines of FIN 46R. Retained receivables are available to the third-party financial institution to pay any fees or expenses due it, and to absorb all credit losses incurred on any of the sold receivables.

At Dec. 31, 2008 and 2007, IPL had sold in the aggregate $25 million and $100 million, respectively, of accounts receivable. In 2008, 2007 and 2006, IPL received $0.7 billion, $1.3 billion and $1.0 billion, respectively, in aggregate proceeds from the sales of accounts receivable. IPL used proceeds from the sales of accounts receivable to maintain flexibility in its capital structure, take advantage of favorable short-term rates and finance a portion of its cash needs. In 2008, 2007 and 2006, IPL incurred costs associated with these sales of $1.6 million, $6.8 million and $4.2 million, respectively.

Refer to Note 12(c) for discussion of an alleged default under the Indenture for Resources’ Exchangeable Senior Notes due 2030 that could trigger a cross default provision under IPL’s sale of accounts receivable program agreement.

(b) Whiting Petroleum Corporation (WPC) Tax Sharing Agreement - Prior to an initial public offering (IPO) of WPC in 2003, Alliant Energy and WPC entered into a tax separation and indemnification agreement pursuant to which Alliant Energy and WPC made tax elections with the effect that the tax basis of the assets of WPC’s consolidated tax group were increased based on the sales price of WPC’s shares in the IPO. This increase was included in income in Alliant Energy’s U.S. federal income tax return for the calendar year 2003. WPC has agreed to pay Resources 90% of any tax benefits realized annually due to the increase in tax basis for years ending on or prior to Dec. 31, 2013. Such tax benefits will generally be calculated by comparing WPC’s actual taxes to the taxes that would have been owed by WPC had the increase in basis not occurred. In 2014, WPC will be obligated to pay Resources the present value of the remaining tax benefits assuming all such tax benefits will be realized in future years. At the IPO closing date, Resources recorded a receivable from WPC based on the estimated present value of the payments expected from WPC. At Dec. 31, 2008 and 2007, the carrying value of this receivable was $26 million and $27 million, respectively. The current and non-current portions of this receivable are recorded in “Other current assets” and “Deferred charges and other,” respectively, on Alliant Energy’s Consolidated Balance Sheets.

(c) Property Insurance Recoveries - In June 2008, the Midwest experienced severe flooding that impacted the operations of several Alliant Energy companies including IPL, WPL and Resources. The impacts of the severe flooding were scattered throughout Alliant Energy’s service territory with the most significant impacts occurring in Cedar Rapids, Iowa, which is part of IPL’s service territory. The severe flooding in Cedar Rapids, Iowa resulted in significant property damage, electric and steam service outages and the evacuation of and damage to various office and operational facilities.

Alliant Energy has a property insurance policy that provides coverage up to $100 million for covered flood losses incurred by various subsidiaries including IPL, WPL and Resources. Insurance recoveries under the policy are subject to a $1.5 million deductible per occurrence and certain sub-limits, most notably a $10 million sub-limit for covered losses related to temporary replacement equipment and facilities. Covered property generally includes generating assets, substations, office and operating buildings and non-fuel inventories. Property not covered generally includes the electric distribution system, railroad infrastructure, vehicles and fuel. In addition, Alliant Energy and its subsidiaries do not have any business interruption coverage for lost revenues from the disruption of service.

In 2008, IPL received payments of $34 million for reimbursement of covered flood losses under the Alliant Energy property insurance policy. Alliant Energy and IPL recorded these proceeds as an $18 million decrease in “Utility other operation and maintenance” in their Consolidated Statements of Income and a $16 million increase in “Utility accumulated depreciation” on their Consolidated Balance Sheets based on the percentage of covered flood losses charged to expense and capital accounts, respectively, through Dec. 31, 2008.

In 2008, IPL incurred approximately $73 million of incremental other operation and maintenance expenses related to the severe flooding. IPL has estimated that approximately $44 million of these incremental operation and maintenance expenses are probable of recovery under the Alliant Energy property insurance policy, including $18 million of expenses reimbursed with the property insurance payments received in 2008 and $26 million of expenses expected to be reimbursed with future property insurance payments. In 2008, Alliant Energy and IPL recognized increases of $26 million in “Accounts receivable - other” on their Consolidated Balance Sheets and decreases in “Utility other operation and maintenance” in their Consolidated Statements of Income related to operation and maintenance expenses incurred through Dec. 31, 2008 that are expected to be reimbursed with future property insurance payments. Alliant Energy also anticipates additional property insurance recoveries for reimbursement of future expenditures related to covered flood losses, but is currently not able to estimate the timing and nature (expense versus capital) of these additional amounts.

(d) Cash Collateral - As of Dec. 31, 2008, IPL, WPL and Corporate Services had entered into numerous agreements to purchase electricity and natural gas to serve IPL’s and WPL’s utility customers. Exposure under certain of these agreements exceeded contractual limits, requiring WPL and Corporate Services to provide cash collateral to certain counterparties. The cash collateral was recorded in “Accounts receivable - other” on Alliant Energy’s and WPL’s Consolidated Balance Sheets as follows (in millions). There was no outstanding cash collateral as of Dec. 31, 2007.

Dec. 31, 2008
WPL	$15
Corporate Services	2
Alliant Energy	$17

(5) INCOME TAXES

Income Tax Expense (Benefit) - The components of “Income taxes” in Alliant Energy’s Consolidated Statements of Income were as follows (in millions):

	2008	2007	2006
Current tax expense:
Federal	$62.3	$122.2	$0.1
State	18.6	34.9	6.5
Deferred tax expense:
Federal	56.5	81.5	181.5
State	14.0	18.2	23.5
Investment tax credits	(3.4)	(6.3)	(8.6)
Provision recorded as a change in uncertain tax benefits	(0.5)	(2.0)	--
Provision recorded as a change in accrued interest	(7.3)	7.3	--
	$140.2	$255.8	$203.0

In 2007, Alliant Energy recorded $96 million of income tax expense on the gain realized from the sale of IPL’s electric transmission assets. By closing the sale in 2007 and by meeting certain other requirements, IPL expects to qualify to pay taxes related to the gain on the sale ratably over an eight-year period. As a result, a portion of the income tax expense on the gain related to the sale was allocated to each of the “Current tax expense” lines and the “Deferred tax expense” lines in the 2007 column of the above table.

In 2006, Alliant Energy recorded $104 million of income tax expense on the gain realized from the sale of AENZ. Alliant Energy utilized capital loss carryforwards to offset the taxable gain on the sale of AENZ, therefore the $104 million of tax expense is reflected in the “Deferred tax expense” lines in the 2006 column of the above table.

Income Tax Rates - The income tax rates shown in the following table were computed by dividing income tax expense by the sum of income from continuing operations before income taxes and preferred dividend requirements of subsidiaries.

	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	5.0	3.6	5.0
IPL’s electric transmission assets sale	--	2.8	--
Reversal of capital loss valuation allowances	--	(0.9)	(0.5)
IPL’s DAEC sale	--	--	(1.3)
Effect of rate making on property related differences	(2.6)	(0.9)	(0.1)
Adjustment of prior period taxes	(3.4)	(0.4)	1.0
Other items, net	(2.1)	(2.6)	(2.8)
Overall income tax rate	31.9%	36.6%	36.3%

In 2007, Alliant Energy recorded $96 million of income tax expense related to the $219 million pre-tax gain on the sale of IPL’s electric transmission assets. This income tax expense amount exceeded the statutory federal income tax amount by $19.5 million due to $14.5 million of income tax expense associated with property-related temporary differences for which deferred tax expense was not recorded pursuant to Iowa rate making principles plus $12.4 million of state income taxes related to the pre-tax gain less the recognition of the unamortized balance of deferred investment tax credits of $2.2 million and the reversal of $5.2 million of excess deferred taxes related to the assets sold. Refer to Notes 1(b) and 22 for further discussion of IPL’s electric transmission assets sale.

In 2008, 2007 and 2006, Alliant Energy recorded the reversal of $0, $6.4 million and $3.0 million, respectively, of deferred tax asset valuation allowances originally recorded in prior years related to a change in Alliant Energy’s anticipated ability to utilize certain capital losses prior to their expiration. Alliant Energy currently estimates that it will be able to generate sufficient capital gains in the future to utilize the tax benefits of all current federal and Iowa capital losses prior to their expiration.

In 2006, Alliant Energy recorded $7.5 million of income tax benefits related to the sale of IPL’s interest in DAEC. These income tax benefits included the recognition of the unamortized balance of deferred investment tax credits of $4.5 million and the reversal of excess deferred taxes related to the assets sold. Pursuant to the IUB order approving the DAEC sale, these income tax benefits were excluded from the regulatory liability established upon the sale. Refer to Notes 1(b) and 6(a) for further discussion of the DAEC sale.

In 2008, Alliant Energy reached a settlement with the Internal Revenue Service (IRS), which finalized the audit of Alliant Energy’s U.S. federal income tax returns for calendar years 2002 through 2004. As a result of completing the audit and recording known adjustments for the tax return for calendar years 2005 through 2007, Alliant Energy recorded income tax benefits in 2008 of $12.1 million. These income tax benefits decreased the effective income tax rate by 2.8% and are included, along with other adjustments, in “Adjustment of prior period taxes” in the 2008 column of the table above.

Deferred Tax Assets and Liabilities - Consistent with rate making treatment, deferred taxes are offset in the table below for temporary differences which have related regulatory assets and liabilities. The deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at Dec. 31 arise from the following temporary differences (in millions):

	2008			2007
	Deferred	Deferred Tax		Deferred	Deferred Tax
	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net
Property	$--	$715.2	$715.2	$--	$593.4	$593.4
Deferred portion of gain on IPL’s
electric transmission assets sale	--	156.5	156.5	--	179.0	179.0
Exchangeable Senior Notes due 2030	--	142.5	142.5	--	143.1	143.1
Investment in American Transmission
Co. LLC (ATC)	--	52.2	52.2	--	47.3	47.3
Pension and other postretirement
benefits obligations	--	40.4	40.4	--	19.0	19.0
Prepaid gross receipts tax	--	15.1	15.1	--	15.5	15.5
Regulatory asset - WPL base-load project	--	11.0	11.0	--	3.8	3.8
Deferred compensation	(11.6)	--	(11.6)	(9.4)	--	(9.4)
Investment tax credits	(13.9)	--	(13.9)	(16.3)	--	(16.3)
Customer advances	(15.2)	--	(15.2)	(14.3)	--	(14.3)
Net operating losses carryforward	(19.4)	--	(19.4)	(23.7)	--	(23.7)
Regulatory liability - DAEC sale	(24.3)	--	(24.3)	(23.9)	--	(23.9)
Emission allowances	(24.5)	--	(24.5)	(24.5)	--	(24.5)
Regulatory liability - reserve for
customer refunds	(30.1)	--	(30.1)	(15.8)	--	(15.8)
Capital losses carryforward	(32.0)	--	(32.0)	(38.0)	--	(38.0)
Regulatory liability - IPL’s electric
transmission assets sale	(36.5)	--	(36.5)	(35.8)	--	(35.8)
Other	(45.0)	32.4	(12.6)	(52.2)	42.8	(9.4)
Subtotal	(252.5)	1,165.3	912.8	(253.9)	1,043.9	790.0
Valuation allowances	32.6	--	32.6	34.0	--	34.0
	($219.9)	$1,165.3	$945.4	($219.9)	$1,043.9	$824.0

	2008	2007
Other current assets	($25.8)	$--
Other current liabilities	--	1.1
Deferred income taxes	971.2	822.9
Total deferred tax (assets) and liabilities	$945.4	$824.0

At Dec. 31, 2008, Alliant Energy had the following tax carryforwards: Wisconsin state capital losses of $380.8 million (Alliant Energy has recorded a full valuation allowance for these capital loss carryforwards), Iowa state capital losses of $48.8 million, federal capital losses of $25.9 million and state net operating losses of $383.9 million. The majority of the capital loss carryforwards expire in 2010. The net operating loss carryforwards have expiration dates ranging from 2009 to 2028 with 90% expiring after 2015. Due to the uncertainty of the realization of certain tax carryforwards, Alliant Energy established valuation allowances of $32.6 million as of Dec. 31, 2008.

In 2007, the IRS notified Alliant Energy that it proposed certain adjustments to its federal income tax returns for calendar years 2002 through 2004. The most significant adjustment was to defer until 2006 $257 million of capital losses primarily included in Alliant Energy’s 2002 tax return related to its former Brazil investments. Alliant Energy agreed to the deferral of the $257 million of capital losses until 2006 as part of a settlement of its federal income tax returns for calendar years 2002 through 2004 finalized with the IRS in 2008. Deferring these capital losses until 2006 is not expected to have a material adverse impact on Alliant Energy’s financial condition, results of operations or cash flows given Alliant Energy’s expected ability to utilize these capital losses before they expire. Alliant Energy currently plans to use these 2006 capital losses to offset capital gains generated from the sale of IPL’s electric transmission assets in 2007. The capital gain from the sale of IPL’s electric transmission assets will be reviewed by the IRS as part of the current audit of Alliant Energy’s federal income tax return for calendar years 2005 through 2007.

Unrecognized Tax Benefits - Alliant Energy adopted the provisions of FIN 48 on Jan. 1, 2007. Alliant Energy’s cumulative effect of adopting FIN 48 was an increase in its net liability for unrecognized tax benefits and a reduction to its Jan. 1, 2007 balance of retained earnings of $0.5 million. The $0.5 million increase in the net liability for unrecognized tax benefits was recorded as a $28.4 million increase in other long-term liabilities, a $21.1 million decrease in accrued taxes, a $6.5 million decrease in deferred income taxes and a $0.3 million increase in non-current regulatory assets on Alliant Energy’s Consolidated Balance Sheet. At the date of adoption, Alliant Energy’s unrecognized tax benefits and related interest were $31.5 million ($26.6 million of unrecognized tax benefits and $4.9 million of interest) including $13.7 million that, if recognized, would favorably impact Alliant Energy’s effective income tax rate for continuing operations.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest, for Alliant Energy for 2008 and 2007 is as follows (in millions):

	2008	2007
Balance at Jan. 1	$24.5	$26.6
Additions based on tax positions related to the current year	2.1	1.1
Reductions based on tax positions related to the current year	--	--
Additions for tax positions of prior years	8.0	2.4
Reductions for tax positions of prior years	(6.2)	(2.6)
Settlements with taxing authorities	(11.9)	--
Lapse of statute of limitations	(2.5)	(3.0)
Balance at Dec. 31	$14.0	$24.5

	Dec. 31,	Dec. 31,
	2008	2007
Tax positions favorably impacting future effective tax rates for continuing operations	$11.2	$11.8
Interest accrued	1.9	5.1
Penalties accrued	--	--

Alliant Energy and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions, including the states of Iowa and Wisconsin. Alliant Energy has concluded all U.S. federal income tax matters for calendar years through 2004. The IRS is currently auditing Alliant Energy’s U.S. federal income tax returns for calendar years 2005 through 2007. Audit adjustments from U.S. federal income tax returns are required to be reported to the respective state taxing authorities within varying prescribed timelines following the completion of each U.S. federal income tax audit. The Iowa and Wisconsin statute of limitations are closed for calendar years through 2004 and 2003, respectively. U.S. federal and state income tax returns for the remaining calendar years are still subject to examination by the respective taxing authorities. In 2009, statutes of limitations will expire for Alliant Energy’s tax returns in multiple state jurisdictions. The impact of the statute of limitations expiring is not anticipated to be material.

Other Income Tax Matters - Alliant Energy files a consolidated federal income tax return, which includes the aggregate taxable income or loss of Alliant Energy and its subsidiaries. In addition, where applicable, combined income tax returns are filed for Alliant Energy and its subsidiaries in various states (e.g. Iowa); otherwise separate state income tax returns are filed by Alliant Energy and its subsidiaries (e.g. Wisconsin).

Alliant Energy’s subsidiaries calculate income tax provisions using the separate return methodology. Separate return amounts are adjusted for state apportionment benefits, net of federal tax. Any difference between the separate return methodology and the actual consolidated return is allocated as prescribed in Alliant Energy’s tax allocation agreement.

U.S. and foreign sources of income (loss) from continuing operations before income taxes were as follows (in millions):

	2008	2007	2006
U.S. sources	$420.6	$680.4	$299.0
Foreign sources	(0.4)	0.1	242.3
Income from continuing operations before income taxes	$420.2	$680.5	$541.3

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans - Alliant Energy has various non-contributory defined benefit pension plans that cover a significant number of its employees. Benefits are based on the employees’ years of service and compensation. Alliant Energy also provides certain defined benefit postretirement health care and life benefits to eligible retirees. In general, the health care plans are contributory with participants’ contributions adjusted regularly and the life insurance plans are non-contributory. The assumptions for qualified and non-qualified pension benefits and other postretirement benefits at the measurement dates of Dec. 31, 2008, Sep. 30, 2007 and Sep. 30, 2006 were as follows (Not Applicable (N/A)):

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Discount rate for benefit obligations	6.15%	6.2%	5.85%	6.15%	6.2%	5.85%
Discount rate for net periodic cost	6.2%	5.85%	5.5%	6.2%	5.85%	5.5%
Expected rate of return on plan assets (a)	8.5%	8.5%	8.5%	8.5%	8.5%	8.5%
Rate of compensation increase	3.5-4.5%	3.5-4.5%	3.5-4.5%	3.5%	3.5%	3.5%
Medical cost trend on covered charges:
Initial trend rate	N/A	N/A	N/A	8%	8%	9%
Ultimate trend rate	N/A	N/A	N/A	5%	5%	5%

(a)

The expected rate of return on plan assets is determined by analysis of forecasted asset class returns. The related obligations are viewed as long-term commitments. A long-term approach is also used when determining the expected rate of return on assets, which is reviewed on an annual basis.

Refer to Note 1(s) for discussion of Alliant Energy’s, IPL’s and WPL’s adoption of the recognition provision of SFAS 158 in 2006 and the change in Alliant Energy’s, IPL’s and WPL’s measurement date from Sept. 30 to Dec. 31 effective in 2008.

The components of Alliant Energy’s qualified and non-qualified pension benefits and other postretirement benefits costs were as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Service cost	$16.3	$20.0	$21.8	$8.4	$8.2	$10.3
Interest cost	54.6	50.4	49.8	15.1	13.7	14.0
Expected return on plan assets (a)	(74.6)	(66.6)	(57.7)	(9.0)	(7.6)	(7.5)
Amortization of (b):
Transition (asset) obligation	--	--	(0.2)	0.2	0.2	1.2
Prior service cost (credit)	2.9	3.1	3.2	(3.7)	(3.7)	(1.8)
Actuarial loss	4.2	8.9	12.2	3.5	4.2	4.3
Settlement/curtailment loss (c)	--	2.1	0.5	--	--	--
Income statement impacts	3.4	17.9	29.6	14.5	15.0	20.5
DAEC curtailment loss (gain) (d)	--	--	0.7	--	--	(0.3)
DAEC settlement gain, net (d)	--	--	(5.4)	--	--	(4.1)
	$3.4	$17.9	$24.9	$14.5	$15.0	$16.1
(a)	The expected return on plan assets is based on the expected rate of return on plan assets and the fair value approach to the market-related value of plan assets.
(b)

Unrecognized net actuarial losses in excess of 10% of the projected benefit obligation and unrecognized prior service costs (credits) are amortized over the average future service lives of the participants. Unrecognized net transition obligations related to other postretirement benefits are amortized over a 20-year period ending 2012.

(c)	In 2007, the settlement loss of $2.1 million related to payments made to a retired executive of Alliant Energy.

(d)

The impacts of the DAEC curtailment and settlement in 2006 resulted from FPL Energy Duane Arnold, LLC (FPL Energy) assuming certain DAEC employee pension and other postretirement benefit obligations and IPL transferring certain pension assets to FPL Energy in connection with the DAEC sale in January 2006. The DAEC curtailment loss (gain) represents the unrecognized prior service cost attributable to DAEC employees who transferred to FPL Energy. The net DAEC settlement gain of $9.5 million represents accumulated benefit obligations of $29.5 million attributable to the transferred DAEC employees less pension assets transferred at closing of $13.2 million and recognition of settlement losses of $6.8 million relating to previously unrecognized actuarial losses and transition assets. The impacts of the DAEC curtailment and settlement were included as a component of the regulatory liability recorded with the DAEC sale and did not have an impact on Alliant Energy’s or IPL’s results of operations in 2006. Refer to Notes 1(b) and 5 for further discussion of the DAEC sale.

Alliant Energy’s net periodic benefit cost is primarily included in “Utility operating expenses - other operation and maintenance” in Alliant Energy’s Consolidated Statements of Income.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefits costs. A 1% change in the medical trend rates for 2008, holding all other assumptions constant, would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$1.7	($1.5)
Effect on postretirement benefit obligation	13.4	(12.6)

A reconciliation of the funded status of Alliant Energy’s qualified and non-qualified pension benefits and other postretirement benefits plans to the amounts recognized on Alliant Energy’s Consolidated Balance Sheets at Dec. 31 was as follows (Not Applicable (N/A); in millions):

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Change in projected benefit obligation:
Net projected benefit obligation at beginning of year	$879.0	$866.0	$243.2	$234.3
Effect of change from Sep. 30 to Dec. 31 measurement date	7.1	--	1.1	--
Service cost	16.3	20.0	8.4	8.2
Interest cost	54.6	50.4	15.1	13.7
Plan participants’ contributions	--	--	4.4	3.0
Plan amendments	--	--	--	0.3
Actuarial (gain) loss	(14.1)	(8.5)	(1.4)	4.5
Gross benefits paid	(46.5)	(48.9)	(24.2)	(22.0)
Federal subsidy on other postretirement benefits paid	--	--	1.1	1.2
Net projected benefit obligation at measurement date	896.4	879.0	247.7	243.2

Change in plan assets:
Fair value of plan assets at beginning of year	890.0	738.1	116.4	106.0
Effect of change from Sep. 30 to Dec. 31 measurement date	7.8	--	1.1	--
Actual return on plan assets	(287.8)	107.6	(32.7)	13.8
Employer contributions	2.4	93.2	15.2	15.6
Plan participants’ contributions	--	--	4.4	3.0
Gross benefits paid	(46.5)	(48.9)	(24.2)	(22.0)
Fair value of plan assets at measurement date	565.9	890.0	80.2	116.4

Over/(under) funded status at measurement date	(330.5)	11.0	(167.5)	(126.8)
Contributions paid after Sep. 30 and prior to Dec. 31	N/A	0.6	N/A	3.9
Federal subsidy on other postretirement benefits paid	N/A	--	N/A	(0.3)
Net amount recognized at Dec. 31	($330.5)	$11.6	($167.5)	($123.2)

Amounts recognized on the Consolidated
Balance Sheets consist of:
Deferred charges and other	$--	$61.4	$--	$3.0
Other current liabilities	(4.6)	(3.3)	(4.8)	(4.1)
Pension and other benefit obligations	(325.9)	(46.5)	(162.7)	(122.1)
Net amount recognized at Dec. 31	($330.5)	$11.6	($167.5)	($123.2)

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Amounts recognized in Regulatory Assets and Accumulated
Other Comprehensive Income (Loss) (AOCL) consist of:
Net actuarial loss	$482.7	$139.6	$96.0	$59.8
Prior service cost (credit)	10.2	13.9	(9.2)	(13.8)
Transition obligation	--	--	0.7	1.0
	$492.9	$153.5	$87.5	$47.0

The IUB and PSCW have authorized IPL and WPL, respectively, to record the retail portion of their previously unrecognized net actuarial gains and losses, prior service costs and credits, and transition assets and obligations as “Regulatory assets” in lieu of “AOCL” on their respective Consolidated Balance Sheets. IPL and WPL also recognize the wholesale portion of their previously unrecognized net actuarial gains and losses, prior service costs and credits and transition assets and obligations as “Regulatory assets” on their respective Consolidated Balance Sheets because these costs are expected to be recovered in rates in future periods under the formula rate structure implemented in 2007. These regulatory assets will be increased or decreased as the net actuarial gains or losses, prior service costs or credits, and transition assets or obligations are subsequently amortized and recognized as a component of net periodic benefit costs. Refer to Note 1(b) and Alliant Energy’s Consolidated Statements of Changes in Common Equity for amounts recognized in “Regulatory assets” and “AOCL,” respectively, on Alliant Energy’s Consolidated Balance Sheet.

Included in the following table are Alliant Energy’s accumulated benefit obligations, aggregate amounts applicable to pension and other postretirement benefits with accumulated benefit obligations in excess of plan assets, as well as pension plans with projected benefit obligations in excess of plan assets as of the measurement dates of Dec. 31, 2008 and Sep. 30, 2007 (in millions):

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Accumulated benefit obligations	$843.4	$819.1	$247.7	$243.2
Plans with accumulated benefit obligations in excess
of plan assets:
Accumulated benefit obligations	843.4	42.9	247.7	235.9
Fair value of plan assets	565.9	--	80.2	106.1
Plans with projected benefit obligations in excess
of plan assets:
Projected benefit obligations	896.4	50.5	N/A	N/A
Fair value of plan assets	565.9	--	N/A	N/A

Other postretirement benefits plans are funded via specific assets within certain retirement plans (401(h) assets) as well as Voluntary Employees’ Beneficiary Association (VEBA) trusts. The asset allocation of the 401(h) assets mirrors the pension plan assets and the asset allocation of the VEBA trusts are reflected in the table below under “Other Postretirement Benefits Plans.” The asset allocation for Alliant Energy’s pension and other postretirement benefits plans at Dec. 31, 2008 and Sep. 30, 2007, and the pension plan target allocation for 2008 were as follows:

				Other Postretirement
	Pension Plans			Benefits Plans
		Percentage of		Percentage of
	Target	Plan Assets		Plan Assets
	Allocation	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,
Asset Category	2008	2008	2007	2008	2007
Equity securities	65-75%	70%	73%	55%	61%
Debt securities	20-35%	30%	27%	34%	31%
Other	0-5%	--	--	11%	8%
		100%	100%	100%	100%

For the various Alliant Energy pension and other postretirement benefits plans, Alliant Energy common stock represented less than 1% of total plan assets at Dec. 31, 2008 and 2007. Alliant Energy’s investment strategy and its policies employed with respect to pension and other postretirement benefits assets is to combine both preservation of principal and prudent and reasonable risk-taking to protect the integrity of the assets in meeting the obligations to the participants while achieving the optimal return possible over the long-term. It is recognized that risk and volatility are present to some degree with all types of investments; however, high levels of risk are minimized at the total fund level. This is accomplished through diversification by asset class including both U.S. and international equity exposure, number of investments, and sector and industry limits when applicable.

For the pension plans, the mix among asset classes is controlled by long-term asset allocation targets. The assets are viewed as long-term with moderate liquidity needs. Historical performance results and future expectations suggest that equity securities will provide higher total investment returns than debt securities over a long-term investment horizon. Consistent with the goals to maximize returns and minimize risk over the long-term, the pension plans have a long-term investment posture more heavily weighted towards equity holdings. The asset allocation mix is monitored regularly and appropriate action is taken as needed to rebalance the assets within the prescribed range. Assets related to other postretirement benefits plans are viewed as long-term. A mix of both equity and debt securities are utilized to maximize returns and minimize risk over the long-term. Prohibited investment vehicles related to the pension and other postretirement benefits plans include, but may not be limited to, direct ownership of real estate, options and futures unless specifically approved, margin trading, oil and gas limited partnerships, commodities, short selling and securities of the managers’ firms or affiliate firms.

Alliant Energy estimates that funding for the qualified pension, non-qualified pension and other postretirement benefits plans during 2009 will be $50 million, $5 million and $20 million, respectively.

The expected benefit payments and Medicare subsidies, which reflect expected future service, as appropriate, are as follows (in millions):

	2009	2010	2011	2012	2013	2014 - 2018
Pension benefits	$49.2	$50.0	$53.6	$55.0	$57.4	$335.3
Other postretirement benefits	20.4	19.6	19.9	20.7	21.4	119.3
Medicare subsidies	(1.1)	(1.2)	(1.2)	(1.3)	(1.4)	(9.1)
	$68.5	$68.4	$72.3	$74.4	$77.4	$445.5

The estimated amortization from “Regulatory assets” and “Accumulated other comprehensive income (loss)” on Alliant Energy’s Consolidated Balance Sheets into net periodic benefit cost in 2009 are as follows (in millions):

		Other
	Pension	Postretirement
	Benefits	Benefits
Actuarial loss	$35.4	$6.2
Prior service cost (credit)	2.1	(3.7)
Transition obligation	--	0.2
	$37.5	$2.7

Cash Balance Pension Plan - Alliant Energy’s pension plans include a cash balance plan that covers substantially all of its non-bargaining unit employees. Effective August 2008, Alliant Energy amended the cash balance plan by discontinuing additional contributions into employees’ cash balance plan accounts. Also effective August 2008, Alliant Energy increased its level of contributions to the 401(k) Savings Plan, which offset the impact of discontinuing additional contributions into the employees’ cash balance plan accounts. These amendments are designed to provide employees portability and self-directed flexibility of their retirement benefits. These changes did not have a significant impact on Alliant Energy’s results of operations.

401(k) Savings Plans - A significant number of Alliant Energy, IPL and WPL employees participate in defined contribution retirement plans (401(k) Savings Plans), of which Alliant Energy common stock represented 18.1% and 21.5% of total plan assets at Dec. 31, 2008 and 2007, respectively. Alliant Energy’s, IPL’s and WPL’s contributions to the 401(k) plans, which are partially based on the participants’ level of contribution, were as follows (in millions):

	Alliant Energy			IPL			WPL
	2008	2007	2006	2008	2007	2006	2008	2007	2006
401(k) plan contributions	$14.4	$10.2	$9.4	$3.0	$2.6	$2.3	$3.7	$2.5	$2.5

(b) Equity Incentive Plans - Alliant Energy’s 2002 Equity Incentive Plan (EIP) permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to key employees. At Dec. 31, 2008, non-qualified stock options, restricted stock and performance shares were outstanding under the EIP and a predecessor plan under which new awards can no longer be granted. At Dec. 31, 2008, approximately 2.8 million shares remained available for grants under the EIP. Alliant Energy satisfies payouts related to equity awards under the EIP through the issuance of new shares of its common stock.

A summary of share-based compensation expense related to grants under the EIP and the related income tax benefits recognized was as follows (in millions):

	Alliant Energy			IPL			WPL
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Share-based compensation expense	$3.3	$9.5	$12.1	$1.8	$5.0	$6.1	$1.2	$3.6	$4.5
Income tax benefits	1.4	3.7	4.9	0.8	1.9	2.5	0.5	1.4	1.8

As of Dec. 31, 2008, total unrecognized compensation cost related to all share-based compensation awards was $6.3 million, which is expected to be recognized over a weighted average period of two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods.

Performance Shares - Performance share payouts to key employees are contingent upon achievement over three-year periods of specified performance criteria, which currently include metrics of total shareowner return relative to an investor-owned utility peer group. Nonvested performance share payouts are prorated at retirement based on time worked during the performance period and achievement of the performance criteria. Participants’ nonvested performance shares are forfeited if the participant voluntarily leaves Alliant Energy for reasons other than retirement. Performance shares can be paid out in shares of Alliant Energy’s common stock, cash or a combination of cash and stock and are adjusted by a performance multiplier, which ranges from zero to 200% based on the performance criteria. Alliant Energy anticipates making future payouts of its performance shares in cash; therefore, performance shares were accounted for as liability awards at Dec. 31, 2008 and 2007. A summary of the performance shares activity was as follows:

	2008	2007	2006
	Shares (a)	Shares (a)	Shares (a)
Nonvested shares at Jan. 1	221,834	277,530	380,168
Granted	65,516	58,669	122,166
Vested	(78,532)	(104,074)	(133,552)
Forfeited	(239)	(10,291)	(91,252)
Nonvested shares at Dec. 31	208,579	221,834	277,530
(a)

Share amounts represent the target number of performance shares. The actual number of shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the number of target shares.

Information related to nonvested performance shares and their fair values at Dec. 31, 2008, by year of grant, was as follows:

	2008 Grant	2007 Grant	2006 Grant
Nonvested performance shares	65,516	58,430	84,633
Alliant Energy common stock closing price on Dec. 31, 2008	$29.18	$29.18	$29.18
Estimated payout percentage based on performance criteria	81.0%	84.0%	162.5%
Fair values of each nonvested performance share	$23.64	$24.51	$47.42

At Dec. 31, 2008, fair values of nonvested performance shares were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

In 2008, 2007 and 2006, Alliant Energy’s performance share payouts were valued at $5.0 million, $5.9 million and $6.5 million, respectively, and consisted of a combination of cash and common stock (3,835 shares, 8,641 shares and 13,800 shares, respectively).

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

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares at Jan. 1	165,832	$30.66	182,886	$27.89	166,624	$27.11
Granted	47,922	35.60	43,850	36.80	45,375	29.90
Vested	(53,322)	28.46	(57,904)	26.42	(24,988)	26.40
Forfeited	(3,625)	35.69	(3,000)	33.05	(4,125)	27.85
Nonvested shares at Dec. 31	156,807	32.80	165,832	30.66	182,886	27.89

Performance-contingent restricted stock - Vesting of performance-contingent restricted stock grants are based on the achievement of certain performance targets (currently specified earnings growth). If performance targets are not met within the performance period, which currently ranges from two to four years, these restricted stock grants are forfeited. Nonvested shares of performance-contingent restricted stock are prorated at retirement based on time worked during the performance period and vest only if and when the performance criteria are met. Participants’ nonvested performance-contingent restricted stock is forfeited if the participant voluntarily leaves Alliant Energy for reasons other than retirement. The fair value of performance-contingent restricted stock is based on the average market price at the grant date. A summary of the performance-contingent restricted stock activity was as follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares at Jan. 1	135,348	$32.42	149,563	$28.12	70,489	$28.04
Granted	65,516	40.49	58,669	37.94	79,074	28.19
Vested	(54,991)	28.20	(58,015)	28.04	--	--
Forfeited	(21,688)	28.19	(14,869)	28.06	--	--
Nonvested shares at Dec. 31	124,185	39.28	135,348	32.42	149,563	28.12

Non-qualified Stock Options - Options granted to date under the plans were granted at the market price of the shares on the date of grant, vest over three years and expire no later than 10 years after the grant date. Options become fully vested upon retirement and remain exercisable at any time prior to their expiration date or for three years after the effective date of the retirement, whichever period is shorter. Options become fully vested upon death or disability and remain exercisable at any time prior to their expiration date or for one year after the effective date of the death or disability, whichever period is shorter. Participants’ options that are not vested are forfeited if participants leave Alliant Energy for reasons other than retirement, death or disability, and their vested options expire three months after their departure. Alliant Energy has not granted any options since 2004. A summary of the stock option activity was as follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at Jan. 1	542,844	$27.45	1,768,236	$27.70	3,663,813	$27.08
Exercised	(45,661)	29.02	(1,225,392)	27.81	(1,853,927)	26.42
Expired	--	--	--	--	(41,650)	30.75
Outstanding at Dec. 31	497,183	27.30	542,844	27.45	1,768,236	27.70
Exercisable at Dec. 31	497,183	27.30	542,844	27.45	1,665,412	27.85

The weighted average remaining contractual term for options outstanding and exercisable at Dec. 31, 2008 was three years. The aggregate intrinsic value of options outstanding and exercisable at Dec. 31, 2008 was $1.2 million.

Other information related to stock option activity was as follows (in millions):

	2008	2007	2006
Cash received from stock options exercised	$1.3	$34.1	$49.0
Aggregate intrinsic value of stock options exercised	0.3	16.3	15.3
Income tax benefit from the exercise of stock options	0.1	5.8	6.2
Total fair value of stock options vested during period	--	0.4	1.3

(c) Deferred Compensation Plan - Alliant Energy maintains a deferred compensation plan under which key employees may defer up to 100% of base salary and incentive compensation and directors may elect to defer all or part of their retainer fee. Key employees who have made the maximum allowed contribution to the Alliant Energy 401(k) Savings Plan may receive an additional credit to the deferred compensation plan. Key employees and directors may elect to have their deferrals credited to an interest account, an equity account based on an S&P 500 index fund or a company stock account. The company stock account is held in a rabbi trust. Payments from the company stock account will be made in shares of Alliant Energy common stock. At Dec. 31, 2008 and 2007, the fair market value of the company stock accounts, which are currently funded with shares held in a deferred compensation trust, totaled $7.0 million and $12.0 million, respectively.

(7) COMMON AND PREFERRED STOCK

(a) Common Stock - A summary of Alliant Energy’s common stock activity was as follows:

	2008	2007	2006
Shares outstanding at Jan. 1	110,359,314	116,126,599	117,035,793
Share repurchase program (a)	--	(7,043,474)	(2,920,400)
Equity incentive plans (Note 6(b))	137,621	1,318,683	1,988,051
Shareowner Direct Plan	--	--	23,155
Other (b)	(47,836)	(42,494)	--
Shares outstanding at Dec. 31	110,449,099	110,359,314	116,126,599

(a)

In August 2006, Alliant Energy announced that its Board of Directors approved a plan to repurchase up to $200 million of its common stock. In February 2007, Alliant Energy announced that its Board of Directors approved a plan to repurchase an additional $200 million of its common stock, for a total of $400 million in repurchase authorizations. In 2007 and 2006, Alliant Energy repurchased 7.0 million and 2.9 million shares of its common stock on the open market for $295 million and $105 million, respectively. At Dec. 31, 2007, Alliant Energy had completed the entire $400 million share repurchase program previously authorized by its Board of Directors.

(b)	Includes shares transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the EIP.

At Dec. 31, 2008, Alliant Energy had a total of 7.0 million shares available for issuance in the aggregate, pursuant to its Shareowner Direct Plan, EIP and 401(k) Savings Plan.

In December 2008, Alliant Energy’s Board of Directors adopted an amended and restated Shareowner Rights Agreement. The rights under this agreement will only become exercisable if a person or group has acquired, or announced an intention to acquire, 15% or more of Alliant Energy’s outstanding common stock. Each right will initially entitle registered shareowners to purchase from Alliant Energy one-half of one share of Alliant Energy’s common stock. The rights will be exercisable at an initial price of $110.00 per full share, subject to adjustment. If any shareowner acquires 15% or more of the outstanding common stock of Alliant Energy, each right (subject to limitations) will entitle its holder to purchase, at the right’s then current exercise price, a number of common shares of Alliant Energy or of the acquirer having a market value at the time of twice the right’s per full share exercise price. The Board of Directors is also authorized to reduce the 15% ownership threshold to not less than 10%. The amended and restated Shareowner Rights Agreement expires in December 2018.

Alliant Energy is a holding company with no significant operations of its own therefore Alliant Energy is dependent upon receiving dividends from its subsidiaries to pay dividends to its shareowners. IPL and WPL each have dividend payment restrictions based on the terms of their outstanding preferred stock and applicable regulatory limitations. In July 2008, FERC issued an order allowing IPL to pay up to $400 million in common equity distributions from additional paid-in capital, rather than retained earnings. In accordance with the IUB order authorizing the IPL merger in 2002, IPL must inform the IUB if its common equity ratio falls below 42% of total capitalization. In its January 2007 rate order, the PSCW stated WPL may not pay annual common stock dividends, including pass-through of subsidiary dividends, in excess of $91 million to Alliant Energy if WPL’s actual average common equity ratio, on a financial basis, is or will fall below the test year authorized level of 51.0%. WPL’s dividends are also restricted to the extent that such dividend would reduce the common stock equity ratio to less than 25%. At Dec. 31, 2008, IPL and WPL were in compliance with all such dividend restrictions. IPL and WPL paid common stock dividends and repayments of capital to Alliant Energy during 2008, 2007 and 2006 as follows (in millions):

	IPL			WPL
	2008	2007	2006	2008	2007	2006
Common stock dividends to Alliant Energy	$29	$610	$220	$91	$191	$92
Repayment of capital to Alliant Energy	75	--	--	--	--	--
Total distributions from common equity	$104	$610	$220	$91	$191	$92

In 2007, IPL’s common stock dividends to Alliant Energy included a $400 million dividend related to the sale of IPL’s electric transmission assets and a $100 million dividend to realign IPL’s capital structure. In 2006, IPL’s common stock dividends to Alliant Energy included a $110 million dividend related to the sale of IPL’s interest in DAEC. In 2007, WPL’s common stock dividends to Alliant Energy included a $100 million dividend to realign WPL’s capital structure.

IPL and WPL received capital contributions from their parent, Alliant Energy, during 2008, 2007 and 2006, as follows (in millions):

	IPL			WPL
	2008	2007	2006	2008	2007	2006
Capital contributions from Alliant Energy	$200	$100	$26	$100	$--	$43

(b) Preferred Stock - Information related to the carrying value of Alliant Energy’s cumulative preferred stock of subsidiaries, net (none are mandatorily redeemable) at Dec. 31 was as follows (dollars in millions):

Liquidation Preference/	Authorized	Shares
Stated Value	Shares	Outstanding	Series	Redemption	2008	2007
$25	(a)	6,000,000	8.375%	On or after March 15, 2013	$150.0	$150.0
$25	(a)	1,600,000	7.1%	Any time	40.0	40.0
$100	(b)	449,765	4.4% - 6.2%	Any time	45.0	45.0
$25	(b)	599,460	6.5%	Any time	15.0	15.0
					250.0	250.0
Less: discount					(6.2)	(6.2)
					$243.8	$243.8

(a)	IPL has 16,000,000 authorized shares in total.
(b)	WPL has 3,750,000 authorized shares in total.

Refer to Note 10 for information on the fair value of Alliant Energy’s cumulative preferred stock of subsidiaries.

(8) DEBT

(a) Short-Term Debt - Alliant Energy and its subsidiaries maintain committed bank lines of credit to provide short-term borrowing flexibility and security for commercial paper outstanding. At Dec. 31, 2008, Alliant Energy’s short-term borrowing arrangements included three revolving credit facilities totaling $623 million ($96 million for Alliant Energy at the parent company level, $287 million for IPL and $240 million for WPL), which expire in November 2012. During the fourth quarter of 2008, Alliant Energy became aware that Lehman Brothers Bank (Lehman) may not be able to fund its portion of the commitments under the Alliant Energy, IPL and WPL credit facility agreements, therefore Lehman’s commitments are excluded from the amounts above. Lehman’s total commitment to the credit facilities was $27 million, of which Alliant Energy (at the parent company level), IPL and WPL had $4 million, $13 million, and $10 million, respectively. Information regarding commercial paper issued under these facilities and other short-term borrowings was as follows (Not Applicable (N/A); dollars in millions):

	Alliant Energy		IPL		WPL
	2008	2007	2008	2007	2008	2007
At Dec. 31:
Commercial paper outstanding	$86.1	$81.8	$42.4	$--	$43.7	$81.8
Weighted average interest rates - commercial paper	1.2%	4.7%	1.1%	N/A	1.4%	4.7%
Other short-term borrowings outstanding	$--	$29.5	$--	$29.5	$--	$--
Interest rate - other short-term borrowings	N/A	4.9%	N/A	4.9%	N/A	N/A

For the year ended:
Average amount of total short-term debt
(based on daily outstanding balances)	$89.6	$154.5	$26.2	$86.5	$63.7	$68.0
Weighted average interest rates - total short-term debt	3.0%	5.4%	3.1%	5.4%	3.0%	5.4%

Refer to Note 12(c) for discussion of an alleged default under the Indenture for the Exchangeable Senior Notes due 2030 that could trigger a cross default provision under Alliant Energy’s credit facility agreement.

(b) Long-Term Debt - The carrying value of Alliant Energy’s, IPL’s and WPL’s long-term debt (including current maturities) at Dec. 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2008	2007	2008	2007	2008	2007
Long-term debt carrying value	$1,885	$1,545	$995	$764	$783	$597

Refer to the Consolidated Statements of Capitalization for details of Alliant Energy’s, IPL’s and WPL’s long-term debt and Note 10 for information on the fair value of their long-term debt.

In October 2008, IPL issued $250 million of 7.25% senior debentures due 2018 and used the proceeds to reduce the amount of accounts receivable sold, invest in short-term assets, repay short-term debt and redeem $13.3 million of its pollution control revenue bonds in November 2008. In October 2008, WPL issued $250 million of 7.60% debentures due 2038 and used the proceeds to invest in short-term assets, repay short-term debt and repay at maturity its $60 million, 5.7% debentures. In October 2008, Corporate Services repaid at maturity its $75 million, 4.55% senior notes with proceeds from available cash and intercompany borrowings from its parent, Alliant Energy. In March 2008, IPL and WPL converted certain pollution control revenue bonds from variable interest rates to fixed interest rates as follows (dollars in millions):

	Amount
	Converted	Due Dates	Fixed Interest Rate
IPL	$38.4	2014	5%
WPL	24.5	2014 and 2015	5%
WPL	14.6	2015	5.375%

Alliant Energy’s, IPL’s and WPL’s unamortized debt issuance costs recorded in “Deferred charges and other” on the Consolidated Balance Sheets at Dec. 31 were as follows (in millions):

	Alliant Energy		IPL		WPL
	2008	2007	2008	2007	2008	2007
Unamortized debt issuance costs	$14.8	$11.3	$6.2	$4.9	$7.1	$4.8

At Dec. 31, 2008, Alliant Energy’s, IPL’s and WPL’s debt maturities for 2009 to 2013 were as follows (in millions):

	2009	2010	2011	2012	2013
IPL	$135	$--	$200	$--	$--
WPL	--	100	--	--	--
Resources	1	2	1	1	1
Alliant Energy	$136	$102	$201	$1	$1

Depending upon market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities and/or the issuance of short-term debt. Alliant Energy does not have any intercompany debt cross-collateralizations or intercompany debt guarantees. At Dec. 31, 2008, there were no significant sinking fund requirements related to the long-term term debt on Alliant Energy’s Consolidated Balance Sheets.

In 2006, Resources completed the following debt retirements, and incurred pre-tax debt repayment premiums and charges for unamortized debt expenses related to these debt retirements that are recorded in “Loss on early extinguishment of debt” in Alliant Energy’s Consolidated Statements of Income in 2006, as follows (dollars in millions):

		Loss on Early
Debt Issuance	Principal Retired	Extinguishment of Debt
9.75% senior notes due 2013	$275.0	$80.2
7% senior notes due 2011	83.0	10.6
	$358.0	$90.8

Alliant Energy, IPL and WPL maintain indentures related to the issuance of unsecured debt securities. The senior secured notes issued by Sheboygan Power, LLC, Resources’ wholly-owned subsidiary, are secured by SFEF and related assets.

Alliant Energy has certain issuances of long-term debt that contain optional redemption provisions which, if elected by Alliant Energy, could require material redemption premium payments by Alliant Energy. The redemption premium payments under these optional redemption provisions are variable and dependent on applicable U.S. Treasury rates at the time of redemption. At Dec. 31, 2008, the debt issuances that contained these optional redemption provisions included IPL’s senior debentures due 2011 through 2034, WPL’s debentures due 2034 through 2038 and Sheboygan Power, LLC’s senior secured notes due 2009 to 2024.

On Nov. 25, 2008, Alliant Energy and Resources executed and delivered to U.S. Bank, National Association as successor indenture trustee (Trustee) a Fifth Supplemental Indenture to the Indenture, dated as of Nov. 4, 1999 (Indenture), among Resources, as issuer, Alliant Energy, as guarantor and the Trustee, as trustee, with respect to the Exchangeable Senior Notes due 2030 (Notes), pursuant to which Alliant Energy parent company assumed the obligations of Resources under the Indenture and the Notes and Resources was released from its obligations under the Indenture and the Notes. The Trustee did not execute the Fifth Supplemental Indenture and filed an amended complaint in federal court seeking a declaratory judgment that the Trustee is not required to sign the Fifth Supplemental Indenture. Alliant Energy and Resources believe that, under the terms of the Indenture, the Trustee is required to execute the Fifth Supplemental Indenture and the Fifth Supplemental Indenture became effective on Nov. 25, 2008 without the Trustee’s signature. The Alliant Energy parent company has recorded the Notes on its Consolidated Balance Sheet as of Dec. 31, 2008. If a court ultimately determines that Alliant Energy’s position in the litigation is incorrect, the assumption of the Notes by Alliant Energy may be reversed, with the Notes remaining at Resources and unconditionally guaranteed by Alliant Energy. Refer to Note 12(c) for additional information on the litigation regarding the Notes.

At Dec. 31, 2008, the carrying amount of the debt component of the Notes was $38.9 million, consisting of the par value of $402.5 million, less unamortized debt discount of $363.6 million. Alliant Energy accounted for the net proceeds from the issuance of the Notes in 2000 as two separate components, a debt component and an embedded derivative component. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” Alliant Energy determined the initial carrying value of the debt component by subtracting the fair value of the derivative component from the net proceeds realized from the issuance of the Notes. This resulted in a very low initial carrying amount of the debt component and interest expense at an effective rate of 26.8% of the carrying amount of the debt component. For 2008, interest expense on the Notes was $10 million. Interest expense in excess of interest payments is recorded as an increase to the carrying amount of the debt component and will result in gradual increases to the carrying amount until it reaches the par value of $402.5 million in 2030. Interest expense on the debt component of the Notes will be between $10 million and $11 million in each of 2009, 2010 and 2011, but this will increase over the term of the debt instrument culminating with interest expense of approximately $95 million in the 12 months prior to maturity in February 2030. The derivative component of these Notes no longer has any value as a result of McLeodUSA, Inc.’s bankruptcy in 2005 as the Notes included a repayment feature based on the value of McLeodUSA, Inc. common stock.

(9) INVESTMENTS

(a) Unconsolidated Equity Investments - Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting are as follows (dollars in millions):

	Ownership	Carrying Value
	Interest at	at Dec. 31,		Equity (Income) / Loss
	Dec. 31, 2008	2008	2007	2008	2007	2006
ATC (a)	16%	$195	$172	($32)	($27)	($24)
Wisconsin River Power Company	50%	9	10	(2)	(1)	(3)
TrustPower Ltd. (TrustPower) (b)	--	--	--	--	--	(14)
Brazil (c)	--	--	--	--	--	(3)
Other	Various	2	4	1	(1)	(2)
		$206	$186	($33)	($29)	($46)

(a)

Alliant Energy has the ability to exercise significant influence over ATC’s financial and operating policies through its participation on ATC’s Board of Directors. Refer to Note 20 for information regarding related party transactions with ATC.

(b)

In December 2006, Alliant Energy completed the sale of its interest in AENZ, which owned its TrustPower investment. In addition to the equity income shown above, Alliant Energy recorded a gain on the sale of AENZ in 2006 discussed in more detail in Note 9(b).

(c)

In January 2006, Alliant Energy completed the sale of all of its Brazil investments. In addition to the equity income shown above, Alliant Energy recorded a loss on the sale of all its Brazil investments in 2006 discussed in more detail in Note 9(b).

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

Total - All investments:	2008	2007	2006	TrustPower:	2006
Operating revenues	$474	$424	$848	Operating revenues	$423
Operating income	258	210	284	Operating income	111
Net income	197	168	199	Net income	62
As of Dec. 31:
Current assets	56	54
Non-current assets	2,546	2,255
Current liabilities	257	321
Non-current liabilities	1,234	1,010

(b) Former Investments in New Zealand and Brazil -

New Zealand - In December 2006, Alliant Energy completed the sale of its interest in AENZ, which held Alliant Energy’s investments in New Zealand, to Infratil Ltd. for a purchase price of NZ$445 million (US$314 million based on exchange rates at Dec. 31, 2006). After closing costs, the repayment of an intercompany loan with AENZ and post-closing adjustments, Alliant Energy realized net proceeds of US$186 million from the sale. Upon completion of the sale, Alliant Energy realized a pre-tax gain of $254 million (after-tax gain of $150 million or $1.28 per share) which is recorded in “Gain on sale of Alliant Energy New Zealand Ltd. stock” in Alliant Energy’s Consolidated Statement of Income in 2006.

Brazil - In January 2006, Alliant Energy completed the sale of all of its Brazil investments and received net proceeds of $150 million (after transaction costs), which it used for debt reduction at Resources. At the date of the sale, the carrying value of the assets and liabilities related to the sale, which included the effects of equity earnings recorded in January 2006, exceeded the net proceeds by $4.8 million, resulting in a pre-tax loss on the sale recorded in “Interest income and other” in Alliant Energy’s Consolidated Statement of Income in 2006.

(c) Cash Surrender Value of Life Insurance Policies - Alliant Energy, IPL and WPL have various life insurance policies that cover certain current and former employees and directors. At Dec. 31, the cash surrender value of these investments was as follows (in millions):

	Alliant Energy		IPL		WPL
	2008	2007	2008	2007	2008	2007
Cash surrender value	$46.0	$46.2	$12.9	$14.4	$13.4	$13.1

(d) Other Investments - Information relating to various debt and equity securities held by Alliant Energy at Dec. 31 that are marked-to-market each reporting period as a result of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” was as follows (in millions):

	2008		2007
	Carrying/Fair	Unrealized Gains,	Carrying/Fair	Unrealized Gains,
	Value	Net of Tax	Value	Net of Tax
Available-for-sale securities	$3.8	$0.2	$5.6	$0.9

(10) FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments - The carrying amount of Alliant Energy’s, IPL’s and WPL’s current assets and current liabilities approximates fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments at Dec. 31, 2008 and 2007 are as follows (in millions):

	Alliant Energy		IPL		WPL
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
Dec. 31, 2008:
Assets:
Derivative assets (Note 11(a))	$28	$28	$9	$9	$20	$20
Available-for-sale securities (Note 9(d))	4	4	2	2	--	--
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 8(b))	1,885	2,107	995	992	783	862
Cumulative preferred stock of subsidiaries (Note 7(b))	244	242	184	192	60	50
Derivative liabilities (Note 11(a))	103	103	88	88	15	15

Dec. 31, 2007:
Assets:
Derivative assets (Note 11(a))	37	37	21	21	15	15
Available-for-sale securities (Note 9(d))	6	6	3	3	--	--
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 8(b))	1,545	1,761	764	782	597	621
Cumulative preferred stock of subsidiaries (Note 7(b))	244	277	184	222	60	55
Derivative liabilities (Note 11(a))	26	26	18	18	8	8

Valuation Techniques -

Derivative assets and liabilities - Derivative assets and liabilities include electricity swap contracts, natural gas swap contracts, financial transmission rights and embedded foreign currency derivatives. Substantially all of IPL’s and WPL’s electricity and natural gas swap contracts are non-exchange-based derivatives valued using indicative price quotations available through broker or dealer quotations or from on-line exchanges. IPL and WPL corroborate these indicative price quotations using quoted prices for similar assets or liabilities in active markets. The indicative price quotations reflect the average of the bid-ask mid-point prices and are obtained from sources believed to provide the most liquid market for the commodity. IPL’s and WPL’s electricity and natural gas swaps are predominately at liquid trading points. IPL’s and WPL’s financial transmission rights are measured at fair value each reporting period using monthly or annual auction shadow prices from relevant auctions. The embedded foreign currency derivatives related to Euro-denominated payment terms included in the wind turbine supply contract with Vestas are measured at fair value each reporting period using an extrapolation of forward currency rates. Refer to Note 11(a) for additional details of Alliant Energy’s derivative assets and liabilities.

Available for sale securities - The fair value of Resources’ investment in Capstone Turbine Corporation’s common stock and IPL’s investments in various debt and equity securities are measured at fair value each reporting period using quoted market prices on listed exchanges. Refer to Note 9(d) for additional details of Alliant Energy’s available for sale securities.

Long-term debt (including current maturities) - For long-term debt instruments that are actively traded, the fair value was based upon quoted market prices each year end. For long-term debt instruments that are not actively traded, the fair value was based on discounted cash flow methodology and utilizes assumptions of current market pricing curves Refer to Note 8(b) and the Consolidated Statements of Capitalization for additional details of Alliant Energy’s long-term debt.

Cumulative preferred stock of subsidiaries - The fair values of IPL’s 8.375% and 7.10% cumulative preferred stock were based on their closing market prices quoted by the New York Stock Exchange each year end. The fair value of WPL’s 4.50% cumulative preferred stock was based on the closing market prices quoted by the NYSE Alternext US LLC each year end. The fair value of WPL’s remaining preferred stock was calculated based on the market yield of similar securities. Refer to Note 7(b) for additional details of Alliant Energy’s cumulative preferred stock of subsidiaries.

Adoption of SFAS 157 - Effective Jan. 1, 2008, Alliant Energy, IPL and WPL partially adopted SFAS 157, which primarily requires expanded disclosure for assets and liabilities recorded on the balance sheet at fair value. As permitted by FSP SFAS 157-2, Alliant Energy, IPL and WPL have elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities, such as asset retirement obligations and goodwill, until Jan. 1, 2009. The partial adoption of SFAS 157 did not have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations. Refer to Note 1(s) for additional information on SFAS 157.

Valuation Hierarchy - SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy and examples of each are as follows:

Level 1 – Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date. Level 1 assets primarily include Resource’s investment in Capstone Turbine Corporation’s common stock and IPL’s investments in various debt and equity securities.

Level 2 - Pricing inputs are quoted prices for similar asset or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active as of the reporting date. Level 2 assets and liabilities include non-exchange traded derivatives such as electricity and natural gas swap contracts utilized by IPL and WPL.

Level 3 - Pricing inputs are unobservable inputs for assets or liabilities for which little or no market data exist and require significant management judgment or estimation. Level 3 assets and liabilities include IPL’s and WPL’s financial transmission rights and embedded foreign currency derivatives.

The fair value hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability.

Recurring Fair Value Measurements - Alliant Energy’s recurring fair value measurements subject to the disclosure requirements of SFAS 157 at Dec. 31, 2008 were as follows (in millions):

	Fair Value
	Measurements
	at Dec. 31, 2008	Level 1	Level 2 (a)	Level 3 (b)
Assets:
Derivative assets	$28.4	$0.1	$2.6	$25.7
Available-for-sale securities	3.8	3.8	--	--
Liabilities:
Derivative liabilities	103.0	--	92.0	11.0
(a)	Primarily electricity and natural gas swap contracts
(b)	Primarily financial transmission rights and embedded foreign currency derivatives

Additional information for Alliant Energy’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for 2008 is as follows (in millions):

Derivative Assets
and Liabilities, net
Beginning balance, Jan. 1, 2008	$27.7
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	19.3
Purchases, sales, issuances and settlements, net	(32.3)
Ending balance, Dec. 31, 2008	$14.7

The amount of total gains or (losses) for the period included in changes in net assets attributable
to the change in unrealized gains or (losses) relating to assets and liabilities held at Dec. 31, 2008 (a)	$14.7
(a)	Recorded in “Regulatory assets” and “Regulatory liabilities” on Alliant Energy’s Consolidated Balance Sheet.

(11) DERIVATIVE INSTRUMENTS

(a) Accounting for Derivative Instruments and Hedging Activities - Alliant Energy records derivative instruments at fair value on the balance sheet as assets or liabilities. IPL and WPL generally record changes in the derivatives’ fair values with offsets to regulatory assets or liabilities, based on the fuel and natural gas cost recovery mechanisms in place, as well as other specific regulatory authorizations. At Dec. 31, 2008 and 2007, current derivative assets were included in “Derivative assets,” non-current derivative assets were included in “Deferred charges and other,” current derivative liabilities were included in “Derivative liabilities” and non-current derivative liabilities were included in “Other long-term liabilities and deferred credits” on the Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	2008	2007	2008	2007	2008	2007
Current derivative assets	$18.1	$34.1	$7.4	$19.0	$10.7	$14.9
Non-current derivative assets	10.3	2.7	1.3	2.4	8.9	--
Current derivative liabilities	78.6	24.3	70.0	16.6	8.6	7.7
Non-current derivative liabilities	24.4	1.5	18.2	1.5	6.2	--

Changes in derivative assets and liabilities during 2008 were primarily due to natural gas and electricity price fluctuations, financial transmission rights acquired in the second quarter of 2008 and foreign currency exchange rate fluctuations.

Cash Flow Hedges - Alliant Energy has periodically utilized certain derivative instruments that have qualified for and been designated as cash flow hedges including interest rate swaps to mitigate risk from changes in interest rates associated with variable rate long-term debt. At Dec. 31, 2008 and 2007, Alliant Energy did not have any derivative instruments designated as cash flow hedges. In 2008, 2007 and 2006, no amounts were recognized relating to the amount of hedge ineffectiveness in accordance with SFAS 133. In 2008, 2007 and 2006, Alliant Energy did not exclude any components of the derivative instruments’ gain or loss from the assessment of hedge effectiveness and Alliant Energy reclassified net gains (losses) of $0, $0.8 million and ($0.4) million, respectively, into earnings as a result of the discontinuance of hedges.

Other Derivatives Not Designated in Hedge Relationships - Alliant Energy, IPL and WPL have also periodically utilized other derivative instruments, which have not been designated in hedge relationships. IPL’s and WPL’s derivative instruments include electricity swap contracts to mitigate pricing volatility for electricity supplied to their customers, natural gas swap contracts to supply fixed-price natural gas for the natural gas-fired electric generating facilities they operate, financial transmission rights acquired to manage transmission congestion costs, natural gas swap contracts to mitigate pricing volatility for natural gas supplied to their retail customers and embedded foreign currency derivatives related to Euro-denominated payment terms included in the wind turbine supply contract with Vestas.

Resources’ derivative instruments include oil contracts, which are used to manage the price of anticipated purchases of diesel fuel to fuel standby generators owned by its Non-regulated Generation business. In 2006, Resources also entered into foreign exchange collars with aggregate notional amounts of $250 million New Zealand dollars to mitigate a portion of the exchange rate risk associated with its New Zealand investments. The foreign exchange collars expired in December 2006 and resulted in a pre-tax loss of $15 million, which was recorded in “Interest income and other” in Alliant Energy’s Consolidated Statement of Income in 2006.

(b) Weather Derivatives - Alliant Energy uses non-exchange traded swap agreements based on cooling degree days (CDD) and heating degree days (HDD) measured in or near its utility service territory to reduce the impact of weather volatility on its electric and natural gas sales volumes. These weather derivatives are accounted for using the intrinsic value method. Any premiums paid related to these weather derivative agreements are expensed over each respective contract period. Alliant Energy’s ratepayers do not pay any of the premiums nor do they share in the gains or losses realized from these weather derivatives.

Summer weather derivatives - IPL and WPL utilize weather derivatives based on CDD to reduce the impact of weather volatility on IPL’s and WPL’s electric margins for June 1 to Aug. 31 each year. Beginning in the second quarter of 2007, the weather derivatives were based on CDD measured in Cedar Rapids, Iowa and Madison, Wisconsin. Previously, the weather derivatives were based on CDD measured in Chicago, Illinois. The actual CDD measured during these periods resulted in settlements with the counterparties under the agreements which included net receipts of $9.0 million (IPL receiving $7.0 million and WPL receiving $2.0 million), net payments of $0.6 million (IPL receiving $1.4 million and WPL paying $2.0 million), and net payments of $9.0 million (IPL paying $6.1 million and WPL paying $2.9 million) in the third quarter of 2008, 2007 and 2006, respectively.

Winter weather derivatives - IPL and WPL utilize weather derivatives based on HDD to reduce the impact of weather volatility on IPL’s and WPL’s electric and gas margins for Jan. 1 to March 31 and Nov. 1 to Dec. 31 each calendar year. Beginning in the fourth quarter of 2006, the weather derivatives were based on HDD measured in Cedar Rapids, Iowa and Madison, Wisconsin. Previously, the weather derivatives were based on HDD measured in Chicago, Illinois. The actual HDD measured during these periods resulted in settlements with the counterparties under the agreements which included net payments of $9.0 million (IPL paying $5.4 million and WPL paying $3.6 million), net payments of $0.8 million (IPL paying $0.7 million and WPL paying $0.1 million) and net receipts of $7.0 million (IPL receiving $3.8 million and WPL receiving $3.2 million) in the first half of 2008, 2007 and 2006, respectively. The actual HDD for Nov. 1, 2008 to Dec. 31, 2008 were higher than those specified in the contracts, resulting in Alliant Energy paying the counterparty $3.6 million (IPL paying $2.2 million and WPL paying $1.4 million) in January 2009. In addition, Alliant Energy will receive or pay up to $5.2 million ($3.2 million for IPL and $2.0 million for WPL) from or to the counterparty in the second quarter of 2009 if actual HDD for Jan. 1, 2009 to March 31, 2009 are less or greater than the HDD specified in the contract.

The counterparties to certain of these contracts were required to provide cash collateral to IPL and WPL. The outstanding cash collateral received by IPL and WPL was recorded in “Accounts payable” on the respective Consolidated Balance Sheets at Dec. 31 as follows (in millions):

	2008	2007
IPL	$5.4	$2.2
WPL	1.4	1.4
	$6.8	$3.6

Summary information relating to the summer and winter weather derivatives was as follows (in millions):

	Alliant Energy			IPL			WPL
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Gains (losses):
Electric utility operating revenues	$4.6	($4.5)	($4.5)	$4.0	($1.5)	($3.1)	$0.6	($3.0)	($1.4)
Gas utility operating revenues	(4.6)	(4.1)	7.4	(2.4)	(2.2)	3.6	(2.2)	(1.9)	3.8
Settlements (paid to) / received from
counterparties, net	--	(1.4)	(2.0)	1.6	0.7	(2.3)	(1.6)	(2.1)	0.3
Premiums expensed	0.1	1.4	0.7	0.1	0.9	0.4	--	0.5	0.3
Premiums paid to counterparties	0.1	1.4	1.0	0.1	0.9	0.5	--	0.5	0.5

(12) COMMITMENTS AND CONTINGENCIES

(a) Capital Purchase Obligations - Alliant Energy, IPL and WPL have entered into capital purchase obligations that contain minimum future commitments related to certain capital expenditures for their proposed wind projects. The obligations are primarily related to capital purchase obligations under a master supply agreement executed in the second quarter of 2008 with Vestas for the purchase of 500 MW of wind turbine generator sets and related equipment to support IPL’s and WPL’s wind generation plans. A portion of the future payments are denominated in Euros and therefore are subject to change with fluctuations in currency exchange rates. In addition, the master supply agreement includes pricing terms that are subject to change if steel prices change by more than 10% between measurement dates defined in the master supply agreement. The amounts included in the table below reflect currency exchange rates and steel prices at Dec. 31, 2008. At Dec. 31, 2008, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to these capital expenditures were as follows (in millions):

	2009	2010	2011	2012	2013	Thereafter	Total
WPL	$132	$301	$43	$--	$--	$--	$476
IPL	180	7	--	--	--	--	187
Alliant Energy	$312	$308	$43	$--	$--	$--	$663

(b) Operating Expense Purchase Obligations - Alliant Energy, through its subsidiaries Corporate Services, IPL and WPL, enters into various commodity supply, transportation and storage contracts to meet its obligation to deliver energy to its utility customers. Alliant Energy also enters into other operating expense purchase obligations with various vendors for other goods and services. At Dec. 31, 2008, Alliant Energy’s minimum commitments related to these operating expense purchase obligations were as follows (in millions):

	2009	2010	2011	2012	2013	Thereafter	Total
Purchased power (a):
DAEC (IPL)	$165	$168	$176	$181	$200	$34	$924
Kewaunee (WPL)	83	83	62	73	79	--	380
Other	228	140	15	--	--	--	383
	476	391	253	254	279	34	1,687

Coal	157	146	114	35	25	--	477
Natural gas	206	72	49	40	27	60	454
Emission allowances	1	9	1	--	--	34	45
Other (b)	28	3	--	--	--	--	31
	$868	$621	$417	$329	$331	$128	$2,694

(a)	Includes payments required by PPAs for capacity rights and minimum quantities of MWh required to be purchased.
(b)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at Dec. 31, 2008.

Alliant Energy enters into certain contracts that are considered leases and are therefore not included here, but are included in Note 3.

(c) Legal Proceedings -

Resources’ Exchangeable Senior Notes Indenture - Alliant Energy and Resources received a notice of default, dated Sep. 4, 2008 (Notice of Default), from U.S. Bank National Association as successor indenture trustee (Trustee) pursuant to which the Trustee asserted that Resources was in default under the Indenture with respect to the Exchangeable Senior Notes due 2030 (Notes), which were issued by Resources and were guaranteed by Alliant Energy. The alleged default relates to a provision of the Indenture that provides that if Resources transfers all or substantially all of its properties and assets to a third party, then the transferee must be organized and existing under the laws of the U.S. or a state thereof and assume Resources’ obligations under the Notes and the Indenture. The Trustee alleges in the Notice of Default that Resources transferred substantially all of its assets without complying with the Indenture and, as a result, a default has occurred under the Indenture. On Sep. 4, 2008, the Trustee also filed a complaint with the U.S. District Court for the District of Minnesota seeking a declaratory judgment that Resources is in breach of the Indenture. On Jan. 20, 2009, the U.S. District Court for the District of Minnesota filed an order that the case be transferred to the U.S. District Court for the Western District of Wisconsin (Court) in response to a motion by Alliant Energy and Resources.

In October 2008, Alliant Energy and Resources requested the Trustee to execute a Fifth Supplemental Indenture to the Indenture pursuant to which Alliant Energy would assume the obligations of Resources under the Indenture and the Notes and Resources would be released from its obligations under the Indenture and the Notes. On Nov. 18, 2008, the Trustee amended the complaint to seek a declaratory judgment that it is not required to execute the Fifth Supplemental Indenture. On Nov. 25, 2008, Alliant Energy and Resources executed and delivered to the Trustee the Fifth Supplemental Indenture, which the Trustee has refused to execute.

Alliant Energy and Resources do not believe that Resources has transferred substantially all of its assets or that a default has occurred under the Indenture. In addition, Alliant Energy and Resources believe that, under the terms of the Indenture, the Trustee is required to execute the Fifth Supplemental Indenture, the Fifth Supplemental Indenture became effective on Nov. 25, 2008 without the Trustee’s signature and, even if a default had occurred under the Indenture, such default would not have continued after the Fifth Supplemental Indenture was executed on Nov. 25, 2008. On Feb. 3, 2009, Alliant Energy and Resources served an answer to the amended complaint on the Trustee denying the claims in the complaint and asserting counterclaims for, among other things, a declaration that Resources has not breached the Indenture and an injunction compelling the Trustee to execute the Fifth Supplemental Indenture. Alliant Energy and Resources intend to vigorously defend against this litigation. Alliant Energy does not currently believe any losses from the alleged default are probable and therefore has not recognized any related loss contingency amounts as of Dec. 31, 2008.

If Alliant Energy’s and Resources’ interpretation of the Indenture is determined by the Court to be incorrect, a default may have occurred under the Indenture. If such default is continuing 90 days after the date the Notice of Default was received by Resources, an “Event of Default” will have occurred under the Indenture. The occurrence of an “Event of Default” under the Indenture would permit the Trustee or holders of at least 25% in aggregate principal amount of outstanding Notes to declare the principal amount of all outstanding Notes, plus accrued interest, to be immediately due and payable by Alliant Energy. The aggregate principal amount of Notes outstanding under the Indenture is $402.5 million. If the Court determined Alliant Energy’s and Resources’ interpretation of the Indenture to be incorrect and the Trustee or the holders of the Notes declared the principal amount of all the outstanding Notes, plus accrued interest, to be immediately due and payable by Alliant Energy, then Alliant Energy would be required to pay the aggregate principal amount of the Notes plus accrued interest and record a pre-tax loss of $364.4 million based on the amount of unamortized debt discount and unamortized debt expense on Alliant Energy’s Consolidated Balance Sheet at Dec. 31, 2008. In addition, an “Event of Default” under the Indenture would also trigger cross default provisions in Alliant Energy’s credit facility agreement and IPL’s sale of accounts receivable program agreement that could result in the termination of such agreements. Alliant Energy and IPL have obtained waivers from the necessary parties to prevent an “Event of Default” from occurring through March 31, 2009 under the credit facility agreement and sales of accounts receivable program agreement, respectively. An “Event of Default” under the Indenture would not trigger a cross default for either of IPL’s or WPL’s credit facility agreements. Refer to Notes 4(a) and 8(a) for the amounts outstanding under IPL’s sale of accounts receivable program and Alliant Energy’s credit facility agreement, respectively, at Dec. 31, 2008.

On Oct. 31, 2008, Alliant Energy received from a purported shareowner of Alliant Energy a demand that the Board of Directors of Alliant Energy take action to remedy alleged breaches of fiduciary duties by certain current and former directors and executive officers of Alliant Energy. The demand alleges that such directors and officers breached their fiduciary duties by approving sales of assets of Resources in violation of the Indenture and wasting Alliant Energy’s assets by compensating such directors and officers in connection with such sales. Alliant Energy believes the demand is without merit and intends to vigorously defend against any litigation that may arise out of it. Under Wisconsin law, if a shareowner commences a derivative proceeding after making such a demand, the court must dismiss such a derivative proceeding if a committee of independent directors appointed by independent directors determines, acting in good faith after conducting a reasonable inquiry upon which its conclusions are based, that maintenance of the derivative proceeding is not in the best interests of the corporation. The independent directors of Alliant Energy have appointed such a committee of independent directors to conduct an inquiry into the allegations made in the demand from the purported shareowner and to make a determination with respect thereto. Alliant Energy does not currently believe any losses from the purported shareowner action are probable and therefore has not recognized any related loss contingency amounts as of Dec. 31, 2008.

Alliant Energy Cash Balance Pension Plan (Plan) - In February 2008, a class action lawsuit was filed against the Plan. The complaint alleges that Plan participants who received a lump sum distribution prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of the Employee Retirement Income Security Act of 1974 because the Plan applied an improper interest crediting rate to project the cash balance account to their normal retirement age. The court has certified two subclasses of plaintiffs that in aggregate include all persons vested or partially vested in the Plan who received a lump sum distribution of the cash balance formula benefit since January 1998. The first subclass includes individuals who received lump-sum payouts before Feb. 29, 2002, whose claims may be susceptible to a statute of limitations defense. The second subclass includes individuals who received payouts on or after Feb. 29, 2002. An adverse outcome of this lawsuit could affect retirement plan funding and expense for Alliant Energy, IPL and WPL. The lawsuit is currently in the discovery phase. Alliant Energy is contesting the case and is currently unable to predict the final outcome or the impact on its financial condition, results of operations, or cash flows. Alliant Energy does not currently believe any losses from this lawsuit are probable and therefore has not recognized any related loss contingency amounts as of Dec. 31, 2008.

Other - Alliant Energy is involved in other legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Although unable to predict the outcome of these matters, Alliant Energy believes that appropriate reserves have been established and final disposition of these actions will not have a material adverse effect on its financial condition, results of operations or cash flows.

(d) Guarantees and Indemnifications - Alliant Energy provided indemnifications associated with various sales of its non-regulated and utility businesses/assets for losses resulting from potential breach of the representations and warranties made by Alliant Energy on the sale dates and for the breach of its obligations under the sale agreements. Alliant Energy believes the likelihood of having to make any material cash payments under these indemnifications is remote. Alliant Energy recorded liabilities of $1 million related to these indemnifications as of Dec. 31, 2008. The terms of the indemnifications provided by Alliant Energy at Dec. 31, 2008 for the various sales were generally as follows (in millions):

Businesses/Assets Sold	Disposal Date	Maximum Limit	Expiration Date
Three generating facilities in China	First quarter of 2006	$37	February 2009
IPL’s interest in DAEC	First quarter of 2006	30 (a)	January 2009
Brazil	First quarter of 2006	10	January 2011
New Zealand	Fourth quarter of 2006	123 (b)	March 2012
Mexico	Second quarter of 2007	20	June 2012
IPL’s electric transmission assets	Fourth quarter of 2007	196 (a)	March 2009

(a)	Indemnification provided by IPL
(b)	Based on exchange rates at Dec. 31, 2008

Alliant Energy also continues to guarantee the abandonment obligations of Whiting Petroleum Corporation under the Point Arguello partnership agreements. The guarantee does not include a maximum limit. As of Dec. 31, 2008, the present value of the abandonment obligations is estimated at $13 million. Alliant Energy believes that no payments will be made under this guarantee.

Refer to Note 3 for discussion of Alliant Energy’s residual value guarantees of its synthetic leases.

(e) Environmental Matters - Alliant Energy, IPL and WPL are subject to environmental regulations as a result of their current and past operations. These regulations are designed to protect public health and the environment and have resulted in compliance, remediation, containment and monitoring obligations which are recorded as environmental liabilities. At Dec. 31, current environmental liabilities were included in “Other current liabilities” and non-current environmental liabilities were included in “Other long-term liabilities and deferred credits” on the Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	2008	2007	2008	2007	2008	2007
Current environmental liabilities	$7.4	$10.4	$6.7	$9.7	$0.7	$0.7
Non-current environmental liabilities	28.2	30.9	23.0	25.3	5.2	5.5
	$35.6	$41.3	$29.7	$35.0	$5.9	$6.2

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

IPL and WPL record environmental liabilities related to these MGP sites based upon periodic studies, most recently updated in the third quarter of 2008. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures incurred and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their fair value. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of Alliant Energy’s sites to be $25 million ($20 million for IPL and $5 million for WPL) to $47 million ($40 million for IPL and $7 million for WPL). At Dec. 31, 2008, Alliant Energy, IPL and WPL had recorded $36 million, $30 million and $6 million, respectively, in current and non-current environmental liabilities for their remaining costs to be incurred for these MGP sites.

Under the current rate making treatment approved by the PSCW, the MGP expenditures of WPL, net of any insurance proceeds, are deferred and collected from gas customers over a five-year period after new rates are implemented. The Minnesota Public Utilities Commission also allows the deferral of MGP-related costs applicable to the Minnesota sites and IPL has been successful in obtaining approval to recover such costs in rates in Minnesota. The IUB has permitted utilities to recover prudently incurred costs by allowing a representative level of MGP costs in rate cases. Regulatory assets have been recorded by IPL and WPL, which reflect the probable future rate recovery, where applicable. Considering the current rate treatment, and assuming no material change therein, IPL and WPL believe that the clean-up costs incurred for these MGP sites will not have a material adverse effect on their respective financial condition or results of operations. Settlement has been reached with all of IPL’s and WPL’s insurance carriers regarding reimbursement for their MGP-related costs and such amounts have been accounted for as directed by the applicable regulatory jurisdiction.

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, Alliant Energy, IPL and WPL also monitor various environmental regulations which may have a significant impact on their future operations. Given uncertainties regarding the outcome, timing and compliance plans for these environmental regulations, Alliant Energy, IPL and WPL are currently not able to determine the complete financial impact of these regulations but do believe that future capital investments and/or modifications to their electric generating facilities to comply with these regulations could be significant. Specific current or proposed environmental regulations that may require significant future expenditures by Alliant Energy, IPL and WPL include, among others: Clean Air Interstate Rule (CAIR), Clean Air Visibility Rule (CAVR), Clean Air Mercury Rule (CAMR), Wisconsin Reasonably Available Control Technology Rule, Wisconsin State Mercury Rule, Ozone National Ambient Air Quality Standards Rule, Fine Particle National Ambient Air Quality Standards Rule, Industrial Boiler and Process Heater Case-by-Case Maximum Achievable Control Technology (MACT) Rule, Section 316(b) of the Clean Water Act, the Wisconsin State Thermal Rule and various legislation being considered to regulate the emission of greenhouse gases (GHG). The following provides a brief description of these environmental regulations.

Air Quality -

CAIR is an emissions trading program that is expected to require sulfur dioxide (SO2) and nitrogen oxides (NOx) emissions reductions at IPL’s and WPL’s electric generating units with greater than 25 MW capacity through installation of air pollution controls or purchases of allowances. The requirements of this rule remain subject to further review by the federal courts and EPA.

CAVR addresses regional haze at national parks and wilderness areas and is expected to require reductions in visibility-impairing emissions, including particulate, SO2, and NOx, from certain electric generating units by installing air pollution controls including those determined to be Best Available Retrofit Technology. The requirements of this rule remain subject to further review by the federal courts and EPA.

CAMR is an emissions trading program that is expected to require mercury emissions reductions at IPL’s and WPL’s electric generating units with greater than 25 MW capacity through installation of air pollution controls or purchases of allowances. The requirements of this rule remain subject to further review by the federal courts and EPA.

Wisconsin Reasonably Available Control Technology Rule is expected to require NOx emissions reductions at WPL’s Edgewater generating facility since it is located in Sheboygan County, which is currently designated as a non-attainment area for the existing eight-hour ozone standard.

Wisconsin State Mercury Rule requires WPL’s existing coal-fired electric generating facilities to achieve mercury emissions reductions of up to 90% through installation of air pollution controls by 2015, or alternately, an additional six years is allowed for compliance if a multi-pollutant approach is selected that also includes SO2 and NOx emissions reductions.

Ozone National Ambient Air Quality Standards Rule is expected to require NOx emissions reductions from electric generating units located in areas designated as non-attainment with a more stringent eight-hour ozone standard adopted in 2008. The EPA’s final designations identifying non-attainment areas for the revised ozone standard are to be issued in 2010.

Fine Particle National Ambient Air Quality Standards Rule is expected to require SO2 and NOx emissions reductions in areas designated as non-attainment with the EPA’s 2006 revised fine particulate standard. The EPA’s final designations identifying non-attainment areas for the revised fine particulate matter standard are expected beginning in April 2009.

Industrial Boiler and Process Heater Case-by-Case MACT Rule may require reductions of emissions of hazardous air pollutants at smaller electric generating units less than 25 MW, boilers and process heaters located at power plants. The requirements of this rule remain subject to further review by the federal courts, EPA and state environmental agencies.

Proposed GHG Emission Legislation - Public awareness of climate change continues to grow along with support for policymakers to take action to mitigate global warming. Several members of Congress have proposed legislation to regulate GHG emissions, primarily targeting reductions of carbon dioxide (CO2) emissions. State and regional initiatives to address GHG emissions are also underway in states covering Alliant Energy’s utility service territory. Alliant Energy continues to take voluntary measures to reduce its GHG emissions, including CO2, as prudent steps to address potential climate change regulations.

Water Quality -

Section 316(b) of the Federal Clean Water Act is expected to require modifications to cooling water intake structures at seven of IPL’s electric generating facilities and three of WPL’s electric generating facilities to assure that these structures reflect the “best technology available” for minimizing adverse environmental impacts to fish and other aquatic life. The requirements of this rule remain subject to further review by the federal courts and EPA.

Wisconsin State Thermal Rule is expected to require modifications to certain of WPL’s electric generating facilities to limit the amount of heat facilities can discharge into Wisconsin waters. The requirements of this proposed rule remain subject to further review by the Wisconsin Department of Natural Resources.

(f) Credit Risk - IPL and WPL serve a diversified base of residential, commercial, industrial and wholesale customers and did not have any significant concentrations of credit risk with regards to their customers. In addition, Alliant Energy and its subsidiaries have limited credit exposure from non-performance of contractual obligations by its counterparties. Alliant Energy maintains credit risk oversight of its commodities and derivatives contracts and sets limits and policies with regards to its counterparties based on counterparty credit ratings and financial strength. Management reviews these limits and policies regularly and believes they reduce overall credit risk exposure and negative impacts should any counterparty default on its obligations. However, there is no assurance that such limits and policies will protect Alliant Energy against all losses from non-performance by counterparties.

(g) Forward Contracts to Purchase Emission Allowances - IPL has entered into forward contracts to purchase SO2 emission allowances with vintage years of 2014 through 2017 and NOx emission allowances with vintage years of 2009 through 2011 from various counterparties for $34 million and $11 million, respectively. IPL may utilize any SO2 emission allowances acquired under these forward contracts to meet requirements under the Acid Rain Program regulations or the more stringent CAIR emission reduction standards. IPL entered into the forward contracts to purchase NOx emission allowances solely for the purpose of future compliance with the CAIR emission reduction standards. IPL is currently monitoring the status of the forward contracts to purchase SO2 and NOx emission allowances in light of various court rulings in 2008 and anticipated EPA proceedings regarding changes to CAIR. Alliant Energy and IPL do not currently believe any losses from these forward contracts are probable and therefore have not recognized any loss contingency amounts related to the forward contracts as of Dec. 31, 2008. Alliant Energy and IPL are currently unable to predict the ultimate impact these forward contracts will have on their financial condition, results of operations, or cash flows.

(h) MISO Revenue Sufficiency Guarantee (RSG) Settlements - In November 2008, FERC issued written orders which resulted in the need for MISO to resettle RSG charges in its wholesale energy market. The resettlement process will result in MISO collecting RSG charges from some market participants and refunding the collected amounts to other participants. Based upon preliminary information, both IPL and WPL anticipate they will be net recipients of RSG charge revenues upon completion of the resettlement process. IPL expects any net benefit from the RSG resettlement process will be refunded to its customers through IPL’s retail and wholesale fuel-related cost recovery mechanisms. WPL expects the retail portion of any net benefit from the RSG resettlement process will be considered as a reduction of monitored fuel expense and may result in changes in retail electric rates. WPL expects the wholesale portion of any net benefit from the RSG resettlement process will be refunded to wholesale customers through WPL’s wholesale fuel-related cost recovery mechanism. MISO has indicated it may not be able to recover a portion of the net RSG resettlements due to historical market participants no longer existing, no longer participating in the MISO market, or having insufficient capital to accommodate resettlement. In addition, numerous parties have appealed for rehearing of FERC’s decision, and it is expected that numerous parties will seek judicial review of FERC’s decision. Given the uncertainty regarding the ultimate resolution of this issue, neither WPL nor IPL have recorded any assets or liabilities associated with the potential RSG resettlements as of Dec. 31, 2008. In addition, IPL and WPL are not able to estimate the potential impact of this gain contingency given the uncertainty regarding the amount of net RSG resettlements that MISO may not be able to recover from historical market participants.

(i) DAEC Spent Nuclear Fuel Litigation Settlement - In 2004, IPL, on behalf of itself and the other DAEC co-owners, filed a claim against the U.S. Department of Energy (DOE) for recovery of damages due to the DOE’s delay in accepting spent nuclear fuel produced at DAEC. In 2006, IPL entered into an asset sale agreement (ASA) with FPL Energy, a subsidiary of FPL Group, Inc., to sell its 70% interest in DAEC. Under the terms of the ASA, FPL Energy assumed the obligations and rights to pursue and recover damages resulting from the DOE claim filed by IPL in 2004. The terms of the ASA also included a provision that granted IPL the right to a portion of any recovery of damages resulting from the DOE claim up to a maximum recovery of $21 million. In January 2009, IPL was informed by FPL Energy that it was in settlement discussions with the DOE regarding this claim. IPL expects any benefits it is entitled to from the DOE settlement, after reimbursement to IPL’s former joint partners, will be refunded to its customers. Given the uncertainty regarding the ultimate resolution of this issue, IPL did not record any assets or liabilities associated with the potential DOE settlement as of Dec. 31, 2008.

(13) JOINTLY-OWNED ELECTRIC UTILITY PLANT

Under joint ownership agreements with other utilities, IPL and WPL have undivided ownership interests in jointly-owned electric generating facilities. Each of the respective owners is responsible for the financing of its portion of the construction costs. Kilowatt-hour generation and operating expenses are primarily divided between the joint owners on the same basis as ownership. IPL’s and WPL’s shares of expenses from jointly-owned electric generating facilities are included in the corresponding operating expenses (e.g. production fuel, maintenance, etc.) on their respective Consolidated Statements of Income. Refer to Note 1(b) for further discussion of cost of removal obligations. Information relative to IPL’s and WPL’s ownership interest in these jointly-owned electric generating facilities at Dec. 31, 2008 was as follows (dollars in millions):

						Cost of
						Removal
						Obligations
				Accumulated	Construction	Included in
	Fuel	Ownership	Plant in	Provision for	Work in	Regulatory
	Type	Interest %	Service	Depreciation	Progress	Liabilities
IPL
Ottumwa	Coal	48.0	$222.1	$97.5	$3.2	$13.1
Neal Unit 4	Coal	25.7	96.4	59.3	0.2	10.1
Neal Unit 3	Coal	28.0	56.7	34.3	0.7	4.7
Louisa Unit 1	Coal	4.0	35.8	17.8	--	2.7
			411.0	208.9	4.1	30.6
WPL
Edgewater Unit 5	Coal	75.0	251.7	142.7	3.0	11.4
Columbia Energy Center	Coal	46.2	231.5	140.2	3.8	9.8
Edgewater Unit 4	Coal	68.2	74.5	41.1	6.0	2.4
			557.7	324.0	12.8	23.6

			$968.7	$532.9	$16.9	$54.2

(14) SEGMENTS OF BUSINESS

Alliant Energy’s principal businesses as of Dec. 31, 2008 are:

•

Utility business - includes IPL and WPL, serving customers in Iowa, Wisconsin and Minnesota. The utility business has three segments: a) electric operations; b) gas operations; and c) other, which includes the steam business, various other energy-related products and services and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in “Total Utility Business.” Also included for 2007 and 2006 are operations of Alliant Energy's utility operations in Illinois and IPL's electric transmission assets sold in 2007. Refer to Notes 17 and 22 for additional information on these sales.

•

Non-regulated businesses - represents the operations of Resources and its subsidiaries. The non-regulated businesses have two segments: a) RMT (including WindConnect®); and b) other, which includes the operations of the Non-regulated Generation business, Transportation business and other non-regulated investments described in Note 1(a); the operations of Resources (the non-regulated parent company); and any non-regulated reconciling/eliminating entries. Also included for 2006 are operations for Alliant Energy’s former investments in New Zealand and Brazil that were sold in 2006. Refer to Note 9(b) for additional information on the New Zealand and Brazil investment sales.

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

									Alliant
	Utility Business				Non-regulated Businesses				Energy
	Electric	Gas	Other	Total	RMT	Other	Total	Other	Consolidated
2008
Operating revenues	$2,411.3	$710.4	$102.1	$3,223.8	$396.8	$66.8	$463.6	($5.7)	$3,681.7
Depreciation and amortization	204.8	25.1	3.1	233.0	1.5	9.7	11.2	(2.3)	241.9
Operating income (loss)	386.3	61.5	(3.2)	444.6	20.7	20.8	41.5	2.5	488.6
Interest expense, net of AFUDC				99.4	--	13.1	13.1	(11.4)	101.1
Equity (income) loss from
unconsolidated investments, net	(33.9)	--	--	(33.9)	--	0.7	0.7	--	(33.2)
Preferred dividends				18.7	--	--	--	--	18.7
Interest income and other				(1.9)	(1.8)	(16.9)	(18.7)	2.4	(18.2)
Income tax expense				121.0	8.9	8.2	17.1	2.1	140.2
Income from continuing
operations				241.3	13.6	15.7	29.3	9.4	280.0
Income from discontinued
operations, net of tax				--	--	8.0	8.0	--	8.0
Net income				241.3	13.6	23.7	37.3	9.4	288.0
Total assets	5,724.6	850.5	901.3	7,476.4	110.6	416.9	527.5	197.6	8,201.5
Investments in equity method
subsidiaries	203.6	--	--	203.6	--	2.3	2.3	--	205.9
Construction and acquisition
expenditures	775.1	39.8	27.5	842.4	2.5	14.8	17.3	19.3	879.0

									Alliant
	Utility Business				Non-regulated Businesses				Energy
	Electric	Gas	Other	Total	RMT	Other	Total	Other	Consolidated
2007
Operating revenues	$2,410.8	$630.2	$71.7	$3,112.7	$262.9	$67.6	$330.5	($5.6)	$3,437.6
Depreciation and amortization	224.6	26.4	2.0	253.0	1.2	10.8	12.0	(2.3)	262.7
Gain on sale of IPL’s electric
transmission assets	218.8	--	--	218.8	--	--	--	--	218.8
Operating income (loss)	669.9	59.9	(4.0)	725.8	14.8	21.8	36.6	0.7	763.1
Interest expense, net of AFUDC				106.1	--	16.8	16.8	(14.0)	108.9
Equity income from unconsolidated
investments, net	(28.4)	--	--	(28.4)	--	(0.9)	(0.9)	--	(29.3)
Preferred dividends				18.7	--	--	--	--	18.7
Interest income and other				(1.8)	(1.0)	(21.0)	(22.0)	8.1	(15.7)
Income taxes				246.1	6.4	1.6	8.0	1.7	255.8
Income from continuing operations				385.1	9.4	25.3	34.7	4.9	424.7
Income from discontinued
operations, net of tax				--	--	0.6	0.6	--	0.6
Net income				385.1	9.4	25.9	35.3	4.9	425.3
Total assets	4,861.8	740.1	548.7	6,150.6	108.9	416.3	525.2	513.9	7,189.7
Investments in equity method
subsidiaries	182.0	--	--	182.0	--	3.9	3.9	--	185.9
Construction and acquisition
expenditures	476.0	40.2	2.3	518.5	2.2	7.6	9.8	13.7	542.0

									Alliant
	Utility Business				Non-regulated Businesses				Energy
	Electric	Gas	Other	Total	RMT	Other	Total	Other	Consolidated
2006
Operating revenues	$2,443.0	$633.3	$79.8	$3,156.1	$139.4	$70.3	$209.7	($6.4)	$3,359.4
Depreciation and amortization	220.4	27.0	5.2	252.6	1.2	9.7	10.9	(2.1)	261.4
Operating income (loss)	427.6	61.3	0.9	489.8	4.7	(1.0)	3.7	--	493.5
Interest expense, net of AFUDC				112.0	--	49.2	49.2	(23.6)	137.6
Loss on early extinguishment of debt				--	--	90.8	90.8	--	90.8
Equity income from unconsolidated
investments, net	(27.0)	--	--	(27.0)	--	(18.5)	(18.5)	--	(45.5)
Gain on sale of AENZ stock				--	--	(253.9)	(253.9)	--	(253.9)
Preferred dividends				18.7	--	--	--	--	18.7
Interest income and other				(4.5)	(1.0)	0.6	(0.4)	9.4	4.5
Income taxes				131.6	2.4	65.1	67.5	3.9	203.0
Income from continuing operations				259.0	3.3	65.7	69.0	10.3	338.3
Loss from discontinued
operations, net of tax				--	--	(22.6)	(22.6)	--	(22.6)
Net income				259.0	3.3	43.1	46.4	10.3	315.7
Total assets	5,085.9	766.1	475.7	6,327.7	74.8	531.7	606.5	149.9	7,084.1
Investments in equity method
subsidiaries	175.3	--	--	175.3	--	4.4	4.4	--	179.7
Construction and acquisition
expenditures	326.8	36.1	4.8	367.7	0.7	19.7	20.4	10.9	399.0

Products and Services - Alliant Energy’s consolidated operating revenues by segment were as follows:

	2008	2007	2006
Utility - electric	65%	70%	73%
Utility - gas	19%	18%	19%
Non-regulated - RMT (including WindConnect®)	11%	8%	4%
Other	5%	4%	4%
	100%	100%	100%

Geographic Information - At Dec. 31, 2008, 2007 and 2006, Alliant Energy’s long-lived assets to be held and used in foreign countries were not material.

(15) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill - At both Dec. 31, 2008 and 2007, Alliant Energy had $3 million of goodwill related to RMT (including WindConnect®) included in “Other assets - deferred charges and other” on Alliant Energy’s Consolidated Balance Sheets.

Emission Allowances - Purchased emission allowances and related accumulated amortization were recorded as intangible assets in “Other assets - deferred charges and other” on the Consolidated Balance Sheets at Dec. 31 as follows (in millions):

	Alliant Energy		IPL		WPL
	2008	2007	2008	2007	2008	2007
Purchased emission allowances	$64	$64	$57	$57	$7	$7
Accumulated amortization	1	1	1	1	--	--

Amortization expense for purchased emission allowances is recorded in “Electric production fuel and purchased power” in the Consolidated Statements of Income and is offset with the amortization of the regulatory liabilities established with the sales of emission allowances in 2006 and 2005, resulting in no impact on the respective results of operations. Amortization expense for emission allowances was as follows (in millions):

	Alliant Energy			IPL			WPL
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Amortization expense	$--	$--	$1	$--	$--	$1	$--	$--	$--

At Dec. 31, 2008, estimated amortization expense for 2009 to 2013 for purchased emission allowances was as follows (in millions):

	2009	2010	2011	2012	2013
IPL	$16	$16	$10	$9	$6
WPL	5	2	--	--	--
Alliant Energy	$21	$18	$10	$9	$6

(16) SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

All “per share” references refer to earnings per diluted share. Summation of the individual quarters may not equal annual totals due to rounding.

	2008				2007
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions, except per share data)

Operating revenues	$992.0	$827.4	$980.3	$882.0	$912.7	$746.2	$907.3	$871.4
Operating income (a)	125.1	82.0	190.5	91.0	120.8	97.0	203.6	341.7
Income from continuing operations (b)	68.1	51.8	109.1	51.0	65.2	45.0	116.2	198.3
Income (loss) from discontinued
operations, net of tax (Refer to Note 17)	--	9.0	(0.6)	(0.4)	(1.3)	3.6	3.4	(5.1)
Net income (b)	68.1	60.8	108.5	50.6	63.9	48.6	119.6	193.2

Earnings per weighted average common share:
Income from continuing operations (b)	0.62	0.47	0.99	0.46	0.56	0.40	1.05	1.80
Income (loss) from discontinued operations	--	0.08	(0.01)	--	(0.01)	0.03	0.03	(0.05)
Net income (b)	0.62	0.55	0.98	0.46	0.55	0.43	1.08	1.75

(a)	In the fourth quarter of 2007, Alliant Energy recorded a pre-tax gain of $219 million related to the sale of IPL’s electric transmission assets.
(b)	In the fourth quarter of 2007, Alliant Energy recorded an after-tax gain of $123 million, or $1.11 per share, related to the sale of IPL’s electric transmission assets.

(17) DISCONTINUED OPERATIONS

Alliant Energy has completed the disposal of certain non-regulated and utility businesses and other assets in order to strengthen its financial profile and narrow its strategic focus and risk profile. The following businesses/assets were sold during 2006 and 2007 and qualified as assets held for sale as defined by SFAS 144 before they were sold:

Business/Asset	Disposal Date	Segment
Non-regulated businesses:
Gas gathering pipeline systems	Second quarter of 2006	Non-regulated - Other
China	Completed in the fourth	Non-regulated - Other
quarter of 2006 (a)
Mexico	Second quarter of 2007	Non-regulated - Other
Utility businesses/assets:
IPL’s interest in DAEC	First quarter of 2006	Utility - Electric
WPL’s water utility in South Beloit, Illinois	Third quarter of 2006	Utility - Other
WPL’s electric and gas utility assets in Illinois (b)	First quarter of 2007	Utility - Electric and Gas
IPL’s electric and gas utility assets in Illinois (c)	First quarter of 2007	Utility - Electric and Gas
IPL’s electric transmission assets	Fourth quarter of 2007	Utility - Electric
(a)	Of a total of 10 generating facilities in China, three were sold in 2005 and seven were sold in 2006.
(b)	Upon completion of this sale, WPL received net proceeds of $24 million.
(c)	Upon completion of this sale, IPL received net proceeds of $28 million.

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

A summary of the components of discontinued operations in Alliant Energy’s Consolidated Statements of Income was as follows (in millions):

	2008	2007	2006
Operating revenues (excluding gains)	$--	$--	$46.6
Operating expenses (excluding losses and valuation charges)	0.3	3.4	47.8
(Gains), losses and valuation charges, net:
Mexico business (a)	--	(10.7)	32.1
China business	--	1.5	5.0
Other (b)	--	--	(7.2)
Interest expense and other:
Interest expense (c)	--	2.1	9.6
Interest income and other	--	(0.5)	0.3
Income (loss) before income taxes	(0.3)	4.2	(41.0)
Income tax expense (benefit) (d)(e)	(8.3)	3.6	(18.4)
Income (loss) from discontinued operations, net of tax	$8.0	$0.6	($22.6)

(a)

In 2007, Alliant Energy received net proceeds of $66 million and recorded a $10.7 million pre-tax gain related to the sale of its Mexico business. The increase in the fair value during 2007 that was realized upon sale of the Mexico business was largely due to the resolution of uncertainties regarding completion of the pending sale. In 2006, Alliant Energy recorded pre-tax, non-cash valuation charges of $32.1 million as a result of declines in the fair value of its Mexico business during 2006. The fair values in 2006 were estimated using updated market information from bids received from several potential buyers for the Mexico business.

(b)	In 2006, Alliant Energy recorded a $7.2 million pre-tax gain related to the sale of its gas gathering pipeline systems.
(c)

In accordance with EITF Issue 87-24, “Allocation of Interest to Discontinued Operations,” Alliant Energy allocated interest expense to its Mexico and China businesses based on the amount of debt incurred by Resources that was specifically attributable to the operations and capital requirements of these respective businesses. In 2007 and 2006, the amount of interest expense allocated to Alliant Energy’s Mexico business was $1.5 million and $4.4 million, respectively. In 2006, the amount of interest expense allocated to Alliant Energy’s China business was $2.8 million.

(d)

In 2008, Alliant Energy reached a settlement with the IRS related to the audit of its U.S. federal income tax returns for calendar years 2002 through 2004. As a result of completing the audit and recording known adjustments for the tax returns for calendar years 2005 and 2007, Alliant Energy recorded decreases in its liabilities for unrecognized tax benefits and related interest, net of tax, and changes to its provision for income taxes including the impact of $8 million of income tax benefits allocated to its discontinued operations in 2008 largely related to its former Australia and China businesses.

(e)

In 2007, Alliant Energy reached a settlement with the IRS related to the audit of its U.S. federal income tax returns for calendar years 1999 through 2001, reassessed the most likely outcome of its 2002 through 2005 federal and state income tax audits and completed the filing of its U.S. federal income tax return for the calendar year 2006. In addition, Alliant Energy reversed deferred tax asset valuation allowances originally recorded in prior years related to a change in Alliant Energy’s anticipated ability to utilize certain capital losses prior to the expiration period. As a result of these events, Alliant Energy recorded changes to its provision for income taxes including the impact of $1.3 million of income tax expense allocated to its discontinued operations in 2007 related to its former Australia, Energy Services and China businesses.

A summary of the components of cash flows for discontinued operations was as follows (in millions):

	2008	2007	2006
Net cash flows used for operating activities	$--	($11.7)	($17.4)

Proceeds from the disposition of assets	--	66.1	103.1
Net cash flows from (used for) investing activities	--	0.1	(2.2)
Net cash flows from investing activities	--	66.2	100.9

Net cash flows from financing activities	--	10.8	9.7

(18) ASSET RETIREMENT OBLIGATIONS (AROs)

Alliant Energy’s AROs relate to legal obligations for the removal, closure or dismantlement of several assets including, but not limited to, active ash landfills, water intake facilities, above ground and under ground storage tanks, groundwater wells, distribution equipment, easement improvements, leasehold improvements and certain hydro facilities. Alliant Energy’s AROs also include legal obligations for the management and final disposition of asbestos, lead-based paint and polychlorinated biphenyls (PCB) and closure of coal yards and ash ponds. Alliant Energy believes it is probable that any differences between expenses accrued for legal AROs related to its regulated operations and expenses recovered currently in rates will be recoverable in future rates, and is deferring the difference as a regulatory asset. Refer to Note 1(b) for additional information regarding AROs recorded as regulatory assets. Alliant Energy’s AROs are recorded in “Other long-term liabilities and deferred credits” on the Consolidated Balance Sheets. A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2008	2007	2008	2007	2008	2007
Balance at Jan. 1	$42.8	$38.5	$30.9	$27.1	$11.9	$11.4
Liabilities incurred (a)(b)	7.8	0.5	3.2	0.5	4.6	--
Revisions in estimated cash flows (c)	7.8	2.2	6.7	2.1	1.1	0.1
Accretion expense	2.2	2.2	1.5	1.5	0.7	0.7
Liabilities settled (c)	(12.2)	(0.6)	(11.8)	(0.3)	(0.4)	(0.3)
Balance at Dec. 31	$48.4	$42.8	$30.5	$30.9	$17.9	$11.9

(a)

In 2008, IPL recorded an ARO of $3.2 million related to lead-based paint remediation at its Sixth Street and Prairie Creek Generating Stations required as a result of the impacts of the severe Midwest flooding at these generating stations in June 2008.

(b)	In 2008, WPL recorded an ARO of $4.6 million related to its Cedar Ridge wind project.
(c)

In 2008, IPL recorded revisions in estimated cash flows of $6.7 million and liabilities settled of $10.6 million due to the acceleration of asbestos remediation at its Sixth Street and Prairie Creek Generating Stations as a result of the impacts of the severe Midwest flooding at these generating stations in June 2008.

(19) VARIABLE INTEREST ENTITIES

FIN 46R requires consolidation where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. After making an ongoing exhaustive effort, Alliant Energy concluded it was unable to obtain the information necessary from the counterparties (subsidiaries of Calpine Corporation) for the Riverside and RockGen PPAs to determine whether the counterparties are variable interest entities per FIN 46R and if Alliant Energy is the primary beneficiary. These PPAs are currently accounted for as operating leases. The counterparties sell some or all of their generating capacity to WPL and can sell their energy output to WPL. Alliant Energy’s maximum exposure to loss from these PPAs is undeterminable due to the inability to obtain the necessary information to complete such evaluation. In 2008, 2007 and 2006, Alliant Energy’s (primarily WPL’s) costs, excluding fuel costs, related to the Riverside PPA were $63 million, $64 million and $61 million, respectively. In each of 2008, 2007 and 2006, WPL’s costs, excluding fuel costs, related to the RockGen PPA were $16 million.

(20) RELATED PARTIES

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. ATC billed WPL $82 million, $72 million and $59 million in 2008, 2007 and 2006, respectively. WPL billed ATC $9.0 million, $8.6 million and $9.9 million in 2008, 2007 and 2006, respectively. At Dec. 31, 2008 and 2007, WPL owed ATC net amounts of $5.9 million and $5.3 million, respectively. ATC also provides operation and maintenance services to IPL and billed IPL $0.2 million, $3.4 million and $3.1 million in 2008, 2007 and 2006, respectively.

(21) EARNINGS PER SHARE

A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per weighted average common share (EPS) calculation was as follows (in thousands):

Weighted average common shares outstanding:	2008	2007	2006
Basic EPS calculation	110,170	112,284	116,826
Effect of dilutive share-based awards	138	237	364
Diluted EPS calculation	110,308	112,521	117,190

The following options to purchase shares of common stock were excluded from the calculation of diluted EPS as the exercise prices were greater than the average market price:

	2008	2007	2006
Options to purchase shares of common stock	41,939	--	192,093
Weighted average exercise price of options excluded	$30.98	$--	$31.55

(22) SALE OF IPL’S ELECTRIC TRANSMISSION ASSETS

In December 2007, IPL completed the sale of its electric transmission assets located in Iowa, Minnesota and Illinois to ITC, a wholly owned subsidiary of ITC Holdings Corporation (ITC Holdings), for net proceeds of $772 million. Such proceeds were subject to post-closing adjustments based on the value of the net assets transferred as of the closing date and assumption by ITC of certain liabilities of IPL, which resulted in $4 million of additional net proceeds in 2008. IPL used proceeds from the sale to issue a $400 million dividend to Alliant Energy, to retire $150 million of its short-term debt, to fund investments in short-term securities and for general corporate purposes. IPL sold its electric transmission assets in December 2007 in order to monetize the value of the assets to help fund future capital expenditures, to capture tax benefits under federal tax policy that allowed deferral of gains on sales of qualifying electric transmission assets completed prior to Jan. 1, 2008 and to promote regional transmission expansion that is expected to improve transmission reliability and access for its customers in Iowa and Minnesota.

Pursuant to the sale agreement, ITC acquired IPL’s transmission assets at 34.5-kilovolts and higher, including transmission lines, transmission substations, and associated land rights, contracts, permits and equipment. As of the closing date, the carrying value of the assets and liabilities sold was as follows (in millions):

Assets:		Liabilities:
Property, plant and equipment, net	$513	Current liabilities	$5
Other	3	Long-term regulatory and other liabilities	44
	$516		$49

The sale of IPL’s electric transmission assets resulted in a pre-tax gain of $219 million, which was recorded in “Gain on sale of IPL’s electric transmission assets” in Alliant Energy’s and IPL’s Consolidated Statements of Income in 2007. The gain reflected the net proceeds from the sale plus an estimate for post-closing adjustments less the net assets sold identified in the table above and the regulatory liability established pursuant to an IUB order discussed below.

Upon closing the sale, IPL established a regulatory liability of $89 million pursuant to conditions established by the IUB in September 2007 when they allowed the transaction to proceed. The regulatory liability represents the present value of IPL’s obligation to refund to its customers payments of $13 million per year for eight years beginning in the year IPL’s customers experience an increase in rates related to the transmission charges assessed by ITC discussed below. The regulatory liability will earn interest at a rate equivalent to the monthly average U.S. Treasury for three-year maturities. During the IUB hearing process, IPL also committed that it would not file for a regulatory capital structure with a common equity ratio in excess of 50% in its next electric rate proceeding filed in Iowa. Under currently enacted tax law, by closing the sale by the end of 2007 and by meeting certain other requirements, IPL expects to qualify to pay taxes related to the gain on the sale ratably over an eight-year period.

The operating results of IPL’s electric transmission assets have not been reported as discontinued operations due to Alliant Energy’s continuing involvement in the operations of these assets after the disposal transaction. Refer to Note 17 for additional information.

The transmission rates that ITC Holdings’ subsidiaries charge their utility customers for transmission service are fully regulated by FERC. Subsequent to the closing date, IPL will pay the regulated rates to ITC for transmission services needed to serve its customers.

(23) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

On Nov. 25, 2008, Alliant Energy assumed the obligations under the Exchangeable Senior Notes due 2030 (Notes) originally issued by Resources (a wholly-owned subsidiary of Alliant Energy). The assumption of the Notes by Alliant Energy has been disputed by the indenture trustee for the Notes and is the subject of litigation as described in more detail in Note 12(c). If Alliant Energy does not prevail in this litigation, then the assumption by Alliant Energy may be reversed, with the Notes remaining at Resources. Prior to Nov. 25, 2008, Alliant Energy fully and unconditionally guaranteed the payment of principal and interest on the Notes and, as a result, was required to present condensed consolidating financial statements. The condensed consolidating financial statements provided in this note are being provided voluntarily pending the resolution of the litigation regarding the Notes and take into account that the assumption of the Notes by Alliant Energy occurred on Nov. 25, 2008. If the assumption is reversed, then the following items reflected on the condensed consolidating financial statements as of Dec. 31, 2008 under Alliant Energy parent company would be reflected under Resources (in millions):

Condensed consolidating income statement:
Interest expense	$1.0
Condensed consolidating balance sheet:
Long-term debt, net	38.9
Deferred income taxes	142.5

No Alliant Energy subsidiaries were guarantors of Resources’ debt securities. The “Other Alliant Energy Subsidiaries” column includes amounts for IPL, WPL and Corporate Services. Alliant Energy’s condensed consolidating financial statements are as follows:

Alliant Energy Corporation Condensed Consolidating Statements of Income

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Year Ended Dec. 31, 2008
Operating revenues:
Utility:
Electric	$-	$-	$2,411.3	$-	$2,411.3
Gas	-	-	710.4	-	710.4
Other	-	-	102.1	-	102.1
Non-regulated	0.9	463.6	321.3	(327.9)	457.9

	0.9	463.6	3,545.1	(327.9)	3,681.7

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	1,128.8	-	1,128.8
Electric transmission service	-	-	182.2	-	182.2
Cost of gas sold	-	-	519.6	-	519.6
Other operation and maintenance	-	-	620.4	-	620.4
Non-regulated operation and maintenance	1.0	403.3	302.8	(309.7)	397.4
Depreciation and amortization	-	11.2	244.0	(13.3)	241.9
Taxes other than income taxes	-	7.6	100.6	(5.4)	102.8

	1.0	422.1	3,098.4	(328.4)	3,193.1

Operating income (loss)	(0.1)	41.5	446.7	0.5	488.6

Interest expense and other:
Interest expense	1.2	13.1	127.2	(15.7)	125.8
Equity (income) loss from unconsolidated investments, net	-	0.7	(33.9)	-	(33.2)
Allowance for funds used during construction	-	-	(25.3)	0.6	(24.7)
Preferred dividend requirements of subsidiaries	-	-	18.7	-	18.7
Interest income and other	(290.4)	(18.7)	(2.2)	293.1	(18.2)

	(289.2)	(4.9)	84.5	278.0	68.4

Income from continuing operations before income taxes	289.1	46.4	362.2	(277.5)	420.2

Income taxes	1.7	17.1	120.9	0.5	140.2

Income from continuing operations	287.4	29.3	241.3	(278.0)	280.0

Income from discontinued operations, net of tax	-	8.0	-	-	8.0

Net income	$287.4	$37.3	$241.3	($278.0)	$288.0

Year Ended Dec. 31, 2007
Operating revenues:
Utility:
Electric	$-	$-	$2,410.8	$-	$2,410.8
Gas	-	-	630.2	-	630.2
Other	-	-	71.7	-	71.7
Non-regulated	-	330.5	336.2	(341.8)	324.9

	-	330.5	3,448.9	(341.8)	3,437.6

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	1,121.7	-	1,121.7
Electric transmission service	-	-	92.8	-	92.8
Cost of gas sold	-	-	441.1	-	441.1
Other operation and maintenance	-	-	595.4	-	595.4
Non-regulated operation and maintenance	1.7	275.0	307.2	(313.0)	270.9
Depreciation and amortization	0.1	12.0	272.4	(21.8)	262.7
Taxes other than income taxes	-	6.9	109.1	(7.3)	108.7

	1.8	293.9	2,939.7	(342.1)	2,893.3

Gain on sale of IPL's electric transmission assets	-	-	218.8	-	218.8

Operating income (loss)	(1.8)	36.6	728.0	0.3	763.1

Interest expense and other:
Interest expense	0.6	16.8	118.1	(18.8)	116.7
Equity income from unconsolidated investments, net	-	(0.9)	(28.4)	-	(29.3)
Allowance for funds used during construction	-	-	(8.2)	0.4	(7.8)
Preferred dividend requirements of subsidiaries	-	-	18.7	-	18.7
Interest income and other	(428.3)	(22.0)	(2.7)	437.3	(15.7)

	(427.7)	(6.1)	97.5	418.9	82.6

Income from continuing operations before income taxes	425.9	42.7	630.5	(418.6)	680.5

Income taxes	1.2	8.0	245.4	1.2	255.8

Income from continuing operations	424.7	34.7	385.1	(419.8)	424.7

Income from discontinued operations, net of tax	-	0.6	-	-	0.6

Net income	$424.7	$35.3	$385.1	($419.8)	$425.3

Alliant Energy Corporation Condensed Consolidating Statement of Income

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Year Ended Dec. 31, 2006
Operating revenues:
Utility:
Electric	$-	$-	$2,443.0	$-	$2,443.0
Gas	-	-	633.3	-	633.3
Other	-	-	79.8	-	79.8
Non-regulated	-	209.7	317.3	(323.7)	203.3

	-	209.7	3,473.4	(323.7)	3,359.4

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	1,186.4	-	1,186.4
Electric transmission service	-	-	80.6	-	80.6
Cost of gas sold	-	-	431.7	-	431.7
Other operation and maintenance	-	-	612.7	-	612.7
Non-regulated operation and maintenance	2.3	189.2	283.5	(290.1)	184.9
Depreciation and amortization	0.2	10.9	274.9	(24.6)	261.4
Taxes other than income taxes	-	5.9	111.8	(9.5)	108.2

	2.5	206.0	2,981.6	(324.2)	2,865.9

Operating income (loss)	(2.5)	3.7	491.8	0.5	493.5

Interest expense and other:
Interest expense	0.6	49.2	123.7	(27.8)	145.7
Loss on early extinguishment of debt	-	90.8	-	-	90.8
Equity income from unconsolidated investments, net	-	(18.5)	(27.0)	-	(45.5)
Gain on sale of Alliant Energy New Zealand Ltd. stock	-	(253.9)	-	-	(253.9)
Allowance for funds used during construction	-	-	(8.3)	0.2	(8.1)
Preferred dividend requirements of subsidiaries	-	-	18.7	-	18.7
Interest income and other	(321.5)	(0.4)	(5.7)	332.1	4.5

	(320.9)	(132.8)	101.4	304.5	(47.8)

Income from continuing operations before income taxes	318.4	136.5	390.4	(304.0)	541.3

Income taxes	3.4	67.5	131.4	0.7	203.0

Income from continuing operations	315.0	69.0	259.0	(304.7)	338.3

Loss from discontinued operations, net of tax	-	(22.6)	-	-	(22.6)

Net income	$315.0	$46.4	$259.0	($304.7)	$315.7

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of Dec. 31, 2008

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$6,018.8	$-	$6,018.8
Other plant in service	-	-	1,242.6	-	1,242.6
Accumulated depreciation	-	-	(2,766.2)	-	(2,766.2)
Leased Sheboygan Falls Energy Facility, net	-	-	101.7	(101.7)	-
Construction work in progress:
Whispering Willow - East Wind Project	-	-	189.4	-	189.4
Other	-	-	294.2	-	294.2
Other, net	-	-	22.4	-	22.4

Total utility	-	-	5,102.9	(101.7)	5,001.2

Non-regulated and other, net	-	174.4	52.0	125.9	352.3

	-	174.4	5,154.9	24.2	5,353.5

Current assets:
Cash and cash equivalents	241.7	92.6	12.6	-	346.9
Accounts receivable, net	0.4	45.4	569.7	(56.8)	558.7
Income tax refunds receivable	19.3	8.2	57.0	(16.8)	67.7
Regulatory assets	-	-	101.6	-	101.6
Derivative assets	-	-	18.1	-	18.1
Other	69.6	27.9	338.7	(83.6)	352.6

	331.0	174.1	1,097.7	(157.2)	1,445.6

Investments:
Consolidated subsidiaries	2,653.0	-	-	(2,653.0)	-
Other	16.9	6.7	232.4	-	256.0

	2,669.9	6.7	232.4	(2,653.0)	256.0

Other assets:
Regulatory assets	-	-	933.1	-	933.1
Deferred charges and other	5.9	172.3	291.7	(256.6)	213.3

	5.9	172.3	1,224.8	(256.6)	1,146.4

Total assets	$3,006.8	$527.5	$7,709.8	($3,042.6)	$8,201.5

Alliant Energy Corporation Condensed Consolidating Balance Sheet (Continued) as of Dec. 31, 2008

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

CAPITALIZATION AND LIABILITIES	(in millions)
Capitalization:
Common stock and additional paid-in capital	$1,496.0	$443.4	$1,766.6	($2,210.0)	$1,496.0
Retained earnings	1,333.9	(96.9)	541.2	(442.0)	1,336.2
Accumulated other comprehensive loss	(1.4)	(1.4)	-	1.4	(1.4)
Shares in deferred compensation trust	(7.3)	-	-	-	(7.3)

Total common equity	2,821.2	345.1	2,307.8	(2,650.6)	2,823.5

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	38.9	66.3	1,643.1	-	1,748.3

	2,860.1	411.4	4,194.7	(2,650.6)	4,815.6

Current liabilities:
Accrued taxes	-	4.1	65.1	(16.7)	52.5
Derivative liabilities	-	-	78.6	-	78.6
Other	6.4	58.5	984.2	(142.0)	907.1

	6.4	62.6	1,127.9	(158.7)	1,038.2

Other long-term liabilities and deferred credits:
Deferred income taxes	137.9	37.4	794.3	1.6	971.2
Pension and other benefit obligations	1.5	5.3	507.1	-	513.9
Other	0.9	8.7	1,085.8	(234.9)	860.5

	140.3	51.4	2,387.2	(233.3)	2,345.6

Minority interest	-	2.1	-	-	2.1

Total capitalization and liabilities	$3,006.8	$527.5	$7,709.8	($3,042.6)	$8,201.5

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of Dec. 31, 2007

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$5,633.7	$-	$5,633.7
Other plant in service	-	-	1,193.1	-	1,193.1
Accumulated depreciation	-	-	(2,692.5)	-	(2,692.5)
Leased Sheboygan Falls Energy Facility, net	-	-	107.9	(107.9)	-
Construction work in progress	-	-	195.4	-	195.4
Other, net	-	-	4.6	-	4.6

Total utility	-	-	4,442.2	(107.9)	4,334.3

Non-regulated and other, net	-	176.2	39.4	130.0	345.6

	-	176.2	4,481.6	22.1	4,679.9

Current assets:
Cash and cash equivalents	589.3	93.7	62.6	-	745.6
Accounts receivable, net	2.7	58.3	358.8	(72.9)	346.9
Income tax refunds receivable	-	0.1	47.3	(33.9)	13.5
Regulatory assets	-	-	58.5	-	58.5
Derivative assets	-	0.2	33.9	-	34.1
Other	0.2	12.7	276.9	(16.1)	273.7

	592.2	165.0	838.0	(122.9)	1,472.3

Investments:
Consolidated subsidiaries	2,093.2	-	-	(2,093.2)	-
Other	16.2	9.0	212.7	-	237.9

	2,109.4	9.0	212.7	(2,093.2)	237.9

Other assets:
Regulatory assets	-	-	491.7	-	491.7
Deferred charges and other	4.6	175.0	368.2	(239.9)	307.9

	4.6	175.0	859.9	(239.9)	799.6

Total assets	$2,706.2	$525.2	$6,392.2	($2,433.9)	$7,189.7

Alliant Energy Corporation Condensed Consolidating Balance Sheet (Continued) as of Dec. 31, 2007

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

CAPITALIZATION AND LIABILITIES	(in millions)
Capitalization:
Common stock and additional paid-in capital	$1,484.5	$262.8	$1,542.8	($1,805.6)	$1,484.5
Retained earnings	1,203.5	(134.0)	421.7	(286.0)	1,205.2
Accumulated other comprehensive income	0.2	0.2	-	(0.2)	0.2
Shares in deferred compensation trust	(8.7)	-	-	-	(8.7)

Total common equity	2,679.5	129.0	1,964.5	(2,091.8)	2,681.2

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	106.0	1,298.5	-	1,404.5

	2,679.5	235.0	3,506.8	(2,091.8)	4,329.5

Current liabilities:
Other short-term borrowings	-	-	29.5	-	29.5
Accrued taxes	6.1	34.1	68.4	(33.9)	74.7
Derivative liabilities	-	-	24.3	-	24.3
Other	5.7	71.9	820.8	(89.9)	808.5

	11.8	106.0	943.0	(123.8)	937.0

Other long-term liabilities and deferred credits:
Deferred income taxes	(2.1)	148.7	675.1	1.2	822.9
Pension and other benefit obligations	16.6	4.6	185.2	-	206.4
Other	0.4	27.0	1,082.1	(219.5)	890.0

	14.9	180.3	1,942.4	(218.3)	1,919.3

Minority interest	-	3.9	-	-	3.9

Total capitalization and liabilities	$2,706.2	$525.2	$6,392.2	($2,433.9)	$7,189.7

Alliant Energy Corporation Condensed Consolidating Statement of Cash Flows for the Year Ended Dec. 31, 2008

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)

Net cash flows from operating activities	$174.3	$13.2	$347.3	($215.3)	$319.5

Cash flows from investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(842.4)	-	(842.4)
Alliant Energy Corporate Services, Inc. and
non-regulated businesses	-	(17.3)	(19.3)	-	(36.6)
Proceeds from asset sales	-	6.1	6.8	-	12.9
Advances for customer energy efficiency projects	-	-	(38.3)	-	(38.3)
Collections of advances for customer energy efficiency projects	-	-	38.3	-	38.3
Other	(299.9)	(0.3)	1.3	298.9	-

Net cash flows from investing activities	(299.9)	(11.5)	(853.6)	298.9	(866.1)

Cash flows from (used for) financing activities:
Common stock dividends	(154.3)	-	(119.3)	119.3	(154.3)
Repurchase of common stock	(1.7)	-	-	-	(1.7)
Proceeds from issuance of common stock	1.3	-	-	-	1.3
Proceeds from issuance of long-term debt	-	-	500.0	-	500.0
Reductions in long-term debt	-	(2.8)	(151.5)	-	(154.3)
Net change in short-term borrowings	(69.5)	-	44.3	-	(25.2)
Other	2.2	-	182.8	(202.9)	(17.9)

Net cash flows from (used for) financing activities	(222.0)	(2.8)	456.3	(83.6)	147.9

Net decrease in cash and cash equivalents	(347.6)	(1.1)	(50.0)	-	(398.7)
Cash and cash equivalents at beginning of period	589.3	93.7	62.6	-	745.6

Cash and cash equivalents at end of period	$241.7	$92.6	$12.6	$-	$346.9

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Year Ended Dec. 31, 2007	(in millions)

Net cash flows from operating activities	$436.3	$87.0	$505.9	($440.4)	$588.8

Cash flows from investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(518.5)	2.5	(516.0)
Alliant Energy Corporate Services, Inc. and
non-regulated businesses	-	(9.8)	(16.2)	-	(26.0)
Proceeds from asset sales	-	79.1	824.2	(2.5)	900.8
Advances for customer energy efficiency projects	-	-	(49.9)	-	(49.9)
Collections of advances for customer energy efficiency projects	-	-	36.5	-	36.5
Other	283.5	13.3	(34.4)	(278.8)	(16.4)

Net cash flows from investing activities	283.5	82.6	241.7	(278.8)	329.0

Cash flows used for financing activities:
Common stock dividends	(143.2)	-	(801.0)	801.0	(143.2)
Repurchase of common stock	(296.8)	-	-	-	(296.8)
Proceeds from issuance of common stock	34.1	-	-	-	34.1
Proceeds from issuance of long-term debt	-	-	300.0	-	300.0
Reductions in long-term debt	-	(38.4)	(234.8)	-	(273.2)
Net change in short-term borrowings	108.8	(108.8)	(67.5)	-	(67.5)
Other	(0.5)	4.0	86.7	(81.8)	8.4

Net cash flows used for financing activities	(297.6)	(143.2)	(716.6)	719.2	(438.2)

Net increase in cash and cash equivalents	422.2	26.4	31.0	-	479.6
Cash and cash equivalents at beginning of period	167.1	67.3	31.6	-	266.0

Cash and cash equivalents at end of period	$589.3	$93.7	$62.6	$-	$745.6

Year Ended Dec. 31, 2006

Net cash flows from (used for) operating activities	$323.9	($20.7)	$425.3	($325.2)	$403.3

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(367.7)	-	(367.7)
Alliant Energy Corporate Services, Inc. and
non-regulated businesses	-	(20.4)	(10.9)	-	(31.3)
Proceeds from asset sales	-	457.5	339.5	-	797.0
Advances for customer energy efficiency projects	-	-	(39.4)	-	(39.4)
Collections of advances for customer energy efficiency projects	-	-	44.8	-	44.8
Sales of securities within nuclear decommissioning trusts	-	-	51.7	-	51.7
Other	(58.3)	7.7	(2.0)	63.3	10.7

Net cash flows from (used for) investing activities	(58.3)	444.8	16.0	63.3	465.8

Cash flows used for financing activities:
Common stock dividends	(134.4)	-	(312.0)	312.0	(134.4)
Repurchase of common stock	(105.1)	-	-	-	(105.1)
Proceeds from issuance of common stock	49.6	-	-	-	49.6
Proceeds from issuance of long-term debt	-	-	39.1	-	39.1
Reductions in long-term debt	-	(439.3)	(99.3)	-	(538.6)
Net change in short-term borrowings	(68.9)	136.1	(84.2)	-	(17.0)
Debt repayment premiums	-	(83.0)	-	-	(83.0)
Other	(0.1)	6.1	14.4	(50.1)	(29.7)

Net cash flows used for financing activities	(258.9)	(380.1)	(442.0)	261.9	(819.1)

Net increase (decrease) in cash and cash equivalents	6.7	44.0	(0.7)	-	50.0
Total cash and cash equivalents at beginning of period	160.4	23.3	32.3	-	216.0

Total cash and cash equivalents at end of period	167.1	67.3	31.6	-	266.0
Less: cash and cash equivalents classified as held for sale
at end of period	-	0.8	-	-	0.8

Cash and cash equivalents at end of period	$167.1	$66.5	$31.6	$-	$265.2

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows (Continued)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Supplemental Cash Flows Information:
Year Ended Dec. 31, 2008
Cash paid during the period for:
Income taxes, net of refunds	$25.4	$27.4	$78.2	$-	$131.0
Interest, net of capitalized interest	12.2	39.6	114.2	(35.6)	130.4
Noncash investing and financing activities:
Debt assumed by Alliant Energy (exchangeable senior notes
originally issued by Resources)	(38.9)	38.9	-	-	-

Year Ended Dec. 31, 2007
Cash paid (refunded) during the period for:
Income taxes, net of refunds	(7.6)	(51.8)	211.1	-	151.7
Interest, net of capitalized interest	0.7	5.5	108.5	-	114.7
Noncash investing and financing activities:
Debt assumed by buyer of Mexico business	-	5.0	-	-	5.0

Year Ended Dec. 31, 2006
Cash paid (refunded) during the period for:
Income taxes, net of refunds	3.9	(19.0)	105.4	-	90.3
Interest, net of capitalized interest	0.2	45.8	116.8	-	162.8
Noncash investing and financing activities:
Debt assumed by buyer of Alliant Energy New Zealand Ltd.	-	169.2	-	-	169.2
Debt assumed by buyer of China generating facilities	-	26.8	-	-	26.8
Capital lease obligations incurred	-	-	1.7	-	1.7

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Interstate Power and Light Company and subsidiary (IPL) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. IPL’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

IPL’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, IPL’s management believes that, as of December 31, 2008, its internal control over financial reporting was effective based on those criteria.

/s/ William D. Harvey

William D. Harvey

Chairman and Chief Executive Officer

/s/ Patricia L. Kampling

Patricia L. Kampling

Vice President-Chief Financial Officer and Treasurer

/s/ Thomas L. Hanson

Thomas L. Hanson

Vice President-Controller and Chief Accounting Officer

February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Interstate Power and Light Company

Cedar Rapids, Iowa

We have audited the accompanying consolidated balance sheets and statements of capitalization of Interstate Power and Light Company and subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in common equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1(s) and 5 to the consolidated financial statements, as a result of the adoption of new accounting standards the Company changed its method of accounting for defined benefit pension and postretirement plans on December 31, 2006 and for uncertainty in income taxes on January 1, 2007.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 27, 2009

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006

	(in millions)
Operating revenues:
Electric utility	$1,258.3	$1,270.1	$1,331.6
Gas utility	410.4	364.5	359.4
Steam and other	89.3	61.3	63.8

	1,758.0	1,695.9	1,754.8

Operating expenses:
Electric production fuel and purchased power	549.5	537.6	607.9
Electric transmission service	89.0	11.8	9.6
Cost of gas sold	306.0	266.1	256.9
Other operation and maintenance	388.1	359.2	367.5
Depreciation and amortization	131.3	143.1	145.3
Taxes other than income taxes	54.4	61.8	62.7

	1,518.3	1,379.6	1,449.9

Gain on sale of IPL's electric transmission assets	-	218.8	-

Operating income	239.7	535.1	304.9

Interest expense and other:
Interest expense	61.9	64.3	71.8
Allowance for funds used during construction	(15.1)	(5.2)	(5.5)
Interest income	(1.3)	(1.1)	(3.2)

	45.5	58.0	63.1

Income before income taxes	194.2	477.1	241.8

Income taxes	52.6	186.8	69.4

Net income	141.6	290.3	172.4

Preferred dividend requirements	15.4	15.4	15.4

Earnings available for common stock	$126.2	$274.9	$157.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2008	2007

	(in millions)
Property, plant and equipment:
Electric plant in service	$3,518.5	$3,419.3
Gas plant in service	391.5	378.7
Steam plant in service	54.2	54.0
Other plant in service	228.7	228.0
Accumulated depreciation	(1,600.3)	(1,584.3)

Net plant	2,592.6	2,495.7
Construction work in progress:
Whispering Willow - East Wind Project	189.4	-
Other	205.8	92.8
Other, less accumulated depreciation of $4.4 and $3.9	18.6	2.0

	3,006.4	2,590.5

Current assets:
Cash and cash equivalents	6.2	39.4
Accounts receivable:
Customer, less allowance for doubtful accounts of $4.0 and $1.5	107.1	14.4
Unbilled utility revenues	93.7	65.4
Other, less allowance for doubtful accounts of $0.2 and $0.4	60.0	25.2
Income tax refunds receivable	48.6	44.6
Production fuel, at weighted average cost	70.0	55.2
Materials and supplies, at weighted average cost	30.4	21.5
Gas stored underground, at weighted average cost	27.1	32.6
Regulatory assets	79.8	31.2
Derivative assets	7.4	19.0
Other	30.7	6.6

	561.0	355.1

Investments	15.2	17.6

Other assets:
Regulatory assets	554.5	294.8
Deferred charges and other	73.8	104.0

	628.3	398.8

Total assets	$4,210.9	$3,362.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
CAPITALIZATION AND LIABILITIES	2008	2007

	(in millions, except per
	share and share amounts)
Capitalization (Refer to Consolidated Statements of Capitalization):
Common stock - $2.50 par value - authorized 24,000,000 shares;
13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	998.1	873.1
Retained earnings	116.8	21.0

Total common equity	1,148.3	927.5

Cumulative preferred stock	183.8	183.8
Long-term debt, net (excluding current portion)	860.2	761.5

	2,192.3	1,872.8

Current liabilities:
Current maturities of long-term debt	135.0	2.3
Commercial paper	42.4	-
Other short term borrowings	-	29.5
Accounts payable	222.4	141.6
Accounts payable to associated companies	30.5	28.8
Regulatory liabilities	51.0	37.3
Accrued taxes	46.4	50.8
Derivative liabilities	70.0	16.6
Other	70.5	64.3

	668.2	371.2

Other long-term liabilities and deferred credits:
Deferred income taxes	500.0	422.6
Regulatory liabilities	463.8	482.5
Pension and other benefit obligations	213.9	50.7
Other	172.7	162.2

	1,350.4	1,118.0

Commitments and contingencies (Note 12)

Total capitalization and liabilities	$4,210.9	$3,362.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006

	(in millions)
Cash flows from operating activities:
Net income	$141.6	$290.3	$172.4
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	131.3	143.1	145.3
Other amortizations	7.6	8.0	8.8
Deferred tax expense and investment tax credits	21.7	90.3	23.6
Gain on sale of IPL's electric transmission assets	-	(218.8)	-
Other	3.2	(1.2)	(7.6)
Other changes in assets and liabilities:
Accounts receivable	(84.3)	19.5	11.8
Sale of accounts receivable	(75.0)	(25.0)	25.0
Income tax refunds receivable	(4.0)	(44.6)	27.5
Regulatory assets	(315.3)	85.0	(38.0)
Prepaid gas costs	(22.7)	-	0.3
Prepaid pension costs	25.5	(19.5)	(5.1)
Accounts payable	18.5	9.7	(22.2)
Accrued taxes	(3.8)	(24.8)	(58.1)
Derivative liabilities	70.1	(25.2)	36.6
Deferred income taxes	54.2	(26.1)	32.7
Pension and other benefit obligations	162.1	(19.6)	(68.1)
Other	(17.0)	16.3	(12.7)

Net cash flows from operating activities	113.7	257.4	272.2

Cash flows from (used for) investing activities:
Utility construction and acquisition expenditures	(479.3)	(315.4)	(205.2)
Proceeds from asset sales	4.2	800.6	332.0
Advances for customer energy efficiency projects	(3.8)	(5.0)	(2.7)
Collections of advances for customer energy efficiency projects	5.2	5.8	4.5
Purchases of emission allowances	-	(23.9)	(9.7)
Sales of emission allowances	-	-	35.1
Purchases of securities within nuclear decommissioning trusts	-	-	(3.5)
Sales of securities within nuclear decommissioning trusts	-	-	51.7
Changes in restricted cash within nuclear decommissioning trusts	-	-	(42.5)
Other	4.6	(10.1)	(4.4)

Net cash flows from (used for) investing activities	(469.1)	452.0	155.3

Cash flows from (used for) financing activities:
Common stock dividends	(29.1)	(609.9)	(219.8)
Preferred stock dividends	(15.4)	(15.4)	(15.4)
Capital contribution from parent	200.0	100.0	26.0
Repayment of capital to parent	(75.0)	-	-
Proceeds from issuance of long-term debt	250.0	-	-
Reductions in long-term debt	(16.6)	(129.8)	(60.2)
Net change in short-term borrowings	12.9	(14.4)	(125.6)
Principal payments under capital lease obligations	-	-	(40.2)
Other	(4.6)	(1.0)	7.5

Net cash flows from (used for) financing activities	322.2	(670.5)	(427.7)

Net increase (decrease) in cash and cash equivalents	(33.2)	38.9	(0.2)

Cash and cash equivalents at beginning of period	39.4	0.5	0.7

Cash and cash equivalents at end of period	$6.2	$39.4	$0.5

Supplemental cash flows information:
Cash paid during the period for:
Interest	$55.8	$66.0	$68.1

Income taxes, net of refunds	$31.7	$157.4	$80.8

Noncash investing and financing activities:
Capital lease obligations incurred	$-	$-	$1.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
	2008	2007

	(dollars in millions, except
	per share amounts)
Common equity (Refer to Consolidated Balance Sheets)	$1,148.3	$927.5

Cumulative preferred stock, net:
Cumulative, liquidation preference $25 per share, not mandatorily redeemable
- authorized 16,000,000 shares:
8.375% series, 6,000,000 shares outstanding, redeemable on or after March 15, 2013	150.0	150.0
7.1% series, 1,600,000 shares outstanding, redeemable any time	40.0	40.0

	190.0	190.0
Less: discount	(6.2)	(6.2)

	183.8	183.8

Long-term debt, net:
Senior Debentures:
6.625%, due 2009	135.0	135.0
6.75%, due 2011	200.0	200.0
5.875%, due 2018	100.0	100.0
7.25%, due 2018	250.0	-
5.5%, due 2025	50.0	50.0
6.45%, due 2033	100.0	100.0
6.3%, due 2034	125.0	125.0

	960.0	710.0
Pollution Control Revenue Bonds:
5%, due 2014	38.4	38.4
3.6%, purchased and cancelled in 2008	-	10.0
Variable rate (3.7% at Dec. 31, 2007), redeemed in 2008	-	3.2
3.6%, redeemed in 2008	-	2.3
6.25%, redeemed in 2008	-	1.0

	38.4	54.9

Total, gross	998.4	764.9
Less:
Current maturities	(135.0)	(2.3)
Unamortized debt discount, net	(3.2)	(1.1)

Total long-term debt, net	860.2	761.5

Total capitalization	$2,192.3	$1,872.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Common
	Stock	Capital	Earnings	Loss	Equity

	(in millions)
2006:
Beginning balance (a)	$33.4	$746.4	$420.5	($47.5)	$1,152.8
Earnings available for common stock			157.0		157.0
Minimum pension liability adjustment,
net of tax of $29.2				46.8	46.8

Total comprehensive income					203.8
Common stock dividends			(219.8)		(219.8)
Capital contribution from parent		26.0			26.0
SFAS 158 transition adjustment,
net of tax of ($0.8) (Note 1(s))				(0.9)	(0.9)
Other		0.4			0.4

Ending balance	33.4	772.8	357.7	(1.6)	1,162.3

2007:
Earnings available for common stock			274.9		274.9
Pension and other postretirement benefits
amortizations and reclassification to
regulatory assets, net of tax of $1.2				1.6	1.6

Total comprehensive income					276.5
Common stock dividends			(609.9)		(609.9)
Capital contribution from parent		100.0			100.0
Adoption of FIN 48 (Note 5)			(1.7)		(1.7)
Other		0.3			0.3

Ending balance	33.4	873.1	21.0	-	927.5

2008:
Earnings available for common stock and
total comprehensive income			126.2		126.2
Common stock dividends			(29.1)		(29.1)
Capital contribution from parent		200.0			200.0
Repayment of capital to parent		(75.0)			(75.0)
SFAS 158 measurement date adjustment, net
of tax of ($1.3) (Note 1(s))			(1.3)		(1.3)

Ending balance	$33.4	$998.1	$116.8	$-	$1,148.3

(a) Accumulated other comprehensive loss at Jan. 1, 2006 consisted entirely of minimum pension liability adjustments.

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

INTERSTATE POWER AND LIGHT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as modified below, the Alliant Energy Corporation (Alliant Energy) “Notes to Consolidated Financial Statements” are incorporated by reference insofar as they relate to Interstate Power and Light Company (IPL) and incorporate the disclosures relating to IPL contained in the following notes of the Alliant Energy “Notes to Consolidated Financial Statements”:

Summary of Significant Accounting Policies	Note 1(a) to 1(e), 1(g) to 1(k), 1(m), 1(n), 1(p) to 1(s)
Leases	Note 3
Receivables	Note 4(a), 4(c), 4(d)
Income Taxes	Note 5
Benefit Plans	Note 6
Common and Preferred Stock	Note 7
Debt	Note 8
Investments	Note 9(c)
Fair Value Measurements	Note 10
Derivative Instruments	Note 11
Commitments and Contingencies	Note 12
Jointly-Owned Electric Utility Plant	Note 13
Goodwill and Other Intangible Assets	Note 15
Discontinued Operations	Note 17
Asset Retirement Obligations	Note 18
Variable Interest Entities	Note 19
Related Parties	Note 20
Sale of IPL’s Electric Transmission Assets	Note 22

The notes that follow herein set forth additional specific information for IPL and are numbered to be consistent with the Alliant Energy “Notes to Consolidated Financial Statements.”

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The consolidated financial statements include the accounts of IPL and its consolidated subsidiary, IPL SPE LLC. IPL is a direct subsidiary of Alliant Energy and is engaged principally in the generation and distribution of electric energy, the distribution and transportation of natural gas, the generation and distribution of steam, and various other energy-related services. IPL’s primary service territories are located in Iowa and southern Minnesota.

(3) LEASES

Operating Leases - IPL’s operating lease rental expenses for 2008, 2007 and 2006 were $5.8 million, $5.7 million and $5.9 million, respectively. Contingent rentals from operating leases that were excluded from these amounts were $1.2 million, $1.7 million and $1.6 million for 2008, 2007 and 2006, respectively. At Dec. 31, 2008, IPL’s future minimum operating lease payments, excluding contingent rentals, were as follows (in millions):

	2009	2010	2011	2012	2013	Thereafter	Total
Synthetic leases	$6	$--	$--	$--	$--	$--	$6
Other	4	3	2	2	2	11	24
	$10	$3	$2	$2	$2	$11	$30

The synthetic leases in the above table relate to the financing of certain utility railcars. The entities that lease these assets to IPL do not meet the consolidation requirements per Financial Accounting Standards Board Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities,” and are not included on IPL’s Consolidated Balance Sheets. IPL has guaranteed the residual value of the related assets, which total $6 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease with remaining terms up to one year. Residual value guarantee amounts have been included in the above table.

(5) INCOME TAXES

Income Tax Expense (Benefit) - The components of “Income taxes” in IPL’s Consolidated Statements of Income were as follows (in millions):

	2008	2007	2006
Current tax expense:
Federal	$14.6	$82.4	$44.0
State	16.7	22.7	1.9
Deferred tax expense (benefit):
Federal	25.8	59.6	36.5
State	(2.1)	35.4	(5.9)
Investment tax credits	(2.0)	(4.8)	(7.1)
Provision recorded as a change in uncertain tax benefits	2.3	(0.4)	--
Provision recorded as a change in accrued interest	(2.7)	(8.1)	--
	$52.6	$186.8	$69.4

In 2007, IPL recorded $96 million of income tax expense on the gain realized from the sale of its electric transmission assets. By closing the sale in 2007 and by meeting certain other requirements, IPL expects to qualify to pay taxes related to the gain on the sale ratably over an eight-year period. As a result, a portion of the income tax expense on the gain related to the sale has been allocated to each of the “Current tax expense” lines and the “Deferred tax expense (benefit)” lines in the 2007 column of the above table.

Income Tax Rates - The overall effective income tax rates shown in the following table were computed by dividing total income tax expense by income before income taxes.

	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	4.5	3.1	1.6
Electric transmission assets sale	--	4.1	--
Duane Arnold Energy Center (DAEC) sale	--	--	(3.1)
Amortization of investment tax credits	(1.0)	(0.5)	(1.1)
Effect of rate making on property related differences	(4.3)	(0.9)	0.1
Adjustment of prior period taxes	(8.8)	(0.2)	(1.0)
Other items, net	1.7	(1.4)	(2.8)
Overall effective income tax rate	27.1%	39.2%	28.7%

In 2007, IPL recorded $96 million of income tax expense related to the $219 million pre-tax gain on the sale of its electric transmission assets. This income tax expense amount exceeded the statutory federal income tax amount by $19.5 million, which increased the overall effective income tax rate by 4.1% in 2007. The additional income tax expense related to $14.5 million of income tax expense associated with property-related temporary differences for which deferred tax expense was not recorded pursuant to Iowa rate making principles plus $12.4 million of state income taxes related to the pre-tax gain less the recognition of the unamortized balance of deferred investment tax credits of $2.2 million and the reversal of $5.2 million of excess deferred taxes related to the assets sold. Refer to Notes 1(b) and 22 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of IPL’s electric transmission assets sale.

In 2006, IPL recorded $7.5 million of income tax benefits related to the sale of its interest in DAEC. These income tax benefits decreased the overall effective income tax rate by 3.1% in 2006. The income tax benefits related to the recognition of the unamortized balance of deferred investment tax credits of $4.5 million and the reversal of excess deferred taxes related to assets sold. Pursuant to the Iowa Utilities Board (IUB) order approving the DAEC sale, these income tax benefits were excluded from the regulatory liability established upon the sale. Refer to Notes 1(b) and 6(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of the DAEC sale.

In 2008, a settlement was reached with the Internal Revenue Service which finalized the audit of IPL’s U.S. federal income tax returns for calendar years 2002 through 2004. As a result of completing the audit and recording known adjustments for the tax returns for calendar years 2005 through 2007, IPL recorded income tax benefits in 2008 of $12.6 million. These income tax benefits decreased the effective income tax rate by 6.5% and are included, along with other adjustments, in “Adjustment of prior period taxes” in the 2008 column of the table above.

Deferred Tax Assets and Liabilities - Consistent with rate making treatment, deferred taxes are offset in the table below for temporary differences which have related regulatory assets and liabilities. The deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at Dec. 31 arise from the following temporary differences (in millions):

	2008			2007
	Deferred	Deferred Tax		Deferred	Deferred Tax
	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net
Property	$--	$418.2	$418.2	$--	$335.0	$335.0
Deferred portion of gain on electric
transmission assets sale	--	156.5	156.5	--	179.0	179.0
Pension and other postretirement
benefits obligations	--	46.3	46.3	--	24.3	24.3
Investment tax credits	(4.9)	--	(4.9)	(6.3)	--	(6.3)
Regulatory liability - reserve for
customer refund	(12.0)	--	(12.0)	(6.3)	--	(6.3)
Regulatory liability - DAEC sale	(24.3)	--	(24.3)	(23.9)	--	(23.9)
Emission allowances	(24.6)	--	(24.6)	(24.2)	--	(24.2)
Regulatory liability - electric
transmission assets sale	(36.5)	--	(36.5)	(35.8)	--	(35.8)
Other	(21.2)	16.1	(5.1)	(14.8)	12.8	(2.0)
	($123.5)	$637.1	$513.6	($111.3)	$551.1	$439.8

	2008	2007
Other current liabilities	$13.6	$17.2
Deferred income taxes	500.0	422.6
Total deferred tax liabilities	$513.6	$439.8

Unrecognized Tax Benefits - IPL adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” on Jan. 1, 2007. IPL’s cumulative effect of adopting FIN 48 was an increase in its net liability for unrecognized tax benefits and a reduction to its Jan. 1, 2007 balance of retained earnings of $1.7 million. The $1.7 million increase in the net liability for unrecognized tax benefits was recorded as a $7.6 million increase in other long-term liabilities, a $3.2 million decrease in accrued taxes and a $2.7 million decrease in deferred income taxes on IPL’s Consolidated Balance Sheet. At the date of adoption, IPL’s unrecognized tax benefits and related interest were $8.9 million ($7.5 million of unrecognized tax benefits and $1.4 million of interest) including $7.0 million of unrecognized tax benefits, that if recognized would favorably impact IPL’s effective income tax rate.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest, for IPL for 2008 and 2007 is as follows (in millions):

	2008	2007
Balance at Jan. 1	$7.1	$7.5
Additions based on tax positions related to the current year	1.7	0.9
Reductions based on tax positions related to the current year	--	--
Additions for tax positions of prior years	4.9	0.1
Reductions for tax positions of prior years	(0.5)	(0.1)
Settlements with taxing authorities	(2.3)	--
Lapse of statute of limitations	(1.5)	(1.3)
Balance at Dec. 31	$9.4	$7.1

	Dec. 31,	Dec. 31,
	2008	2007
Tax positions favorably impacting future effective tax rates	$8.8	$6.6
Interest accrued	0.8	0.7
Penalties accrued	--	--

In 2009, statutes of limitations will expire for IPL’s tax returns in multiple state jurisdictions. The impact of the statute of limitations expiring is not anticipated to be material.

Other Income Tax Matters - Alliant Energy files a consolidated federal income tax return and combined state income tax returns, where applicable. Under the terms of a tax allocation agreement between Alliant Energy and its subsidiaries, the subsidiaries calculate their respective income tax provisions and make payments to or receive payments from Alliant Energy as if they were separate taxable entities. Any difference between this separate return methodology and the actual filed consolidated income tax return is allocated as prescribed in Alliant Energy’s tax allocation agreement. Separate return amounts are also adjusted for state apportionment benefits, net of federal tax. In 2008, 2007 and 2006, IPL realized net benefits (expenses) of ($0.9) million, ($0.1) million and $8.6 million, respectively, related to state apportionment and allocation of parent tax benefits.

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans - Substantially all of IPL’s employees are covered by several non-contributory defined benefit pension plans. The assumptions at the measurement dates of Dec. 31, 2008, Sep. 30, 2007 and Sep. 30, 2006 for IPL’s qualified pension benefits and other postretirement benefits were equal to the assumptions used for Alliant Energy’s pension benefits and other postretirement benefits, respectively, except for the rate of compensation increase for its qualified pension benefits. IPL’s rates of compensation increase for its qualified pension benefits were 3.5% for 2008, 2007 and 2006.

The components of IPL’s qualified pension benefits and other postretirement benefits costs were as follows (in millions):

	Qualified Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Service cost	$6.1	$6.2	$7.3	$2.8	$2.8	$3.7
Interest cost	15.8	14.3	14.5	7.3	7.2	7.1
Expected return on plan assets	(21.6)	(19.2)	(16.6)	(6.1)	(5.8)	(5.8)
Amortization of:
Transition (asset) obligation	--	--	(0.1)	0.2	0.2	0.5
Prior service cost (credit)	1.0	1.1	1.1	(1.6)	(1.7)	(1.1)
Actuarial loss	0.2	1.2	2.8	2.0	2.8	2.5
Income statement impacts	1.5	3.6	9.0	4.6	5.5	6.9
DAEC curtailment loss (gain)	--	--	0.6	--	--	(0.3)
DAEC settlement gain, net	--	--	(1.6)	--	--	(4.1)
	$1.5	$3.6	$8.0	$4.6	$5.5	$2.5

In the above table, the pension benefits costs represent only those respective costs for bargaining unit employees of IPL covered under the bargaining unit pension plans that are sponsored by IPL. The other postretirement benefits costs represent costs for all IPL employees. Alliant Energy Corporate Services, Inc. (Corporate Services) provides services to IPL, and as a result, IPL is allocated pension and other postretirement benefits costs associated with Corporate Services. The following table includes pension benefits costs (credits) for IPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated qualified pension and other postretirement benefits costs associated with Corporate Services for IPL as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Non-bargaining IPL employees
participating in other plans (a)	($3.0)	($0.9)	($2.8)	N/A	N/A	N/A
Allocated Corporate Services costs (b)	1.1	4.2	3.4	$1.5	$1.3	$2.0

(a)

Included in pension benefits for non-bargaining IPL employees participating in other plans for 2006 were a net settlement gain of ($3.8) million and a curtailment loss of $0.1 million related to the sale of DAEC. These items were included as components of the regulatory liability recorded with the DAEC sale and did not have an impact on IPL’s results of operations for 2006. Refer to Notes 1(b) and 5 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of the DAEC sale.

(b)	Included in pension benefits for allocated Corporate Services costs for 2007 was a settlement loss of $1.2 million related to payments made to a retired executive.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to other postretirement benefits costs. A 1% change in the medical trend rates for 2008, holding all other assumptions constant, would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$0.8	($0.7)
Effect on postretirement benefit obligation	7.2	(6.8)

The benefit obligations and assets associated with IPL’s non-bargaining employees who are participants in other Alliant Energy plans are reported in Alliant Energy’s Consolidated Financial Statements and are not reported in the following tables. A reconciliation of the funded status of IPL’s qualified pension benefits and other postretirement benefits plans to the amounts recognized on IPL’s Consolidated Balance Sheets at Dec. 31 was as follows (Not Applicable (N/A); in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Change in projected benefit obligation:
Net projected benefit obligation at beginning of year	$250.3	$243.5	$119.7	$125.3
Effect of change from Sep. 30 to Dec. 31 measurement date	2.7	--	0.3	--
Service cost	6.1	6.2	2.8	2.8
Interest cost	15.8	14.3	7.3	7.2
Plan participants’ contributions	--	--	1.0	0.8
Plan amendments	--	--	--	--
Actuarial (gain) loss	(2.9)	(3.2)	(0.7)	1.8
Transfer to other Alliant Energy plans	--	--	--	(8.5)
Gross benefits paid	(9.9)	(10.5)	(10.4)	(10.3)
Federal subsidy on other postretirement benefits paid	--	--	0.5	0.6
Net projected benefit obligation at measurement date	262.1	250.3	120.5	119.7

Change in plan assets:
Fair value of plan assets at beginning of year	255.3	210.0	81.6	77.5
Effect of change from Sep. 30 to Dec. 31 measurement date	2.6	--	0.5	--
Actual return on plan assets	(84.8)	29.8	(22.8)	9.5
Employer contributions	--	26.0	4.7	4.9
Plan participants’ contributions	--	--	1.0	0.8
Transfer to other Alliant Energy plans	--	--	--	(0.8)
Gross benefits paid	(9.9)	(10.5)	(10.4)	(10.3)
Fair value of plan assets at measurement date	163.2	255.3	54.6	81.6

Over/(under) funded status at measurement date	(98.9)	5.0	(65.9)	(38.1)
Contributions paid after Sep. 30 and prior to Dec. 31	N/A	--	N/A	1.4
Federal subsidy on other postretirement benefits paid	N/A	--	N/A	(0.1)
Net amount recognized at Dec. 31	($98.9)	$5.0	($65.9)	($36.8)

Amounts recognized on the Consolidated
Balance Sheets consist of:
Deferred charges and other	$--	$5.0	$--	$--
Pension and other benefit obligations	(98.9)	--	(65.9)	(36.8)
Net amount recognized at Dec. 31	($98.9)	$5.0	($65.9)	($36.8)

Amounts recognized in Regulatory Assets:
Net actuarial loss	$127.1	$23.8	$58.9	$33.0
Prior service cost (credit)	3.0	4.3	(4.0)	(6.0)
Transition obligation	--	--	0.8	1.0
	$130.1	$28.1	$55.7	$28.0

The IUB has authorized IPL to record the retail portion of its previously unrecognized net actuarial gains and losses, prior service costs and credits, and transition assets and obligations as “Regulatory assets” in lieu of “Accumulated other comprehensive loss” on its Consolidated Balance Sheet. IPL also recognizes the wholesale portion of its previously unrecognized net actuarial gains and losses, prior service costs and credits and transition assets and obligations as “Regulatory assets” on its Consolidated Balance Sheet because these costs are expected to be recovered in rates in future periods under the formula rate structure implemented in 2007. These regulatory assets will be increased or decreased as the net actuarial gains or losses, prior service costs or credits, and transition assets or obligations are subsequently amortized and recognized as a component of net periodic benefit costs. In addition to the amounts recognized in “Regulatory assets” in the above table, $125 million and $43 million of “Regulatory assets” were recognized for amounts associated with Corporate Services employees participating in Alliant Energy sponsored benefit plans that were allocated to IPL at Dec. 31, 2008 and 2007, respectively.

Included in the following table are IPL’s accumulated benefit obligations, aggregate amounts applicable to qualified pension and other postretirement benefits with accumulated benefit obligations in excess of plan assets, as well as qualified pension plans with projected benefit obligations in excess of plan assets as of the measurement dates of Dec. 31, 2008 and Sep. 30, 2007 (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Accumulated benefit obligations	$236.0	$218.0	$120.5	$119.7
Plans with accumulated benefit obligations in excess
of plan assets:
Accumulated benefit obligations	236.0	--	120.5	119.7
Fair value of plan assets	163.2	--	54.6	81.6
Plans with projected benefit obligations in excess
of plan assets:
Projected benefit obligations	262.1	--	N/A	N/A
Fair value of plan assets	163.2	--	N/A	N/A

Other postretirement benefits plans are funded via specific assets within certain retirement plans (401(h) assets) as well as Voluntary Employees’ Beneficiary Association (VEBA) trusts. The asset allocation of the 401(h) assets mirror the qualified pension plan assets and the asset allocation of the VEBA trusts are reflected in the following table under “Other Postretirement Benefits Plans.” The asset allocation for IPL’s qualified pension and other postretirement benefits plans at Dec. 31, 2008 and Sep. 30, 2007, and the qualified pension plan target allocation for 2008 were as follows:

				Other Postretirement
	Pension Plans			Benefits Plans
		Percentage of		Percentage of
	Target	Plan Assets		Plan Assets
	Allocation	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,
Asset Category	2008	2008	2007	2008	2007
Equity securities	65-75%	70%	73%	57%	64%
Debt securities	20-35%	30%	27%	40%	34%
Other	0-5%	--	--	3%	2%
		100%	100%	100%	100%

Alliant Energy sponsors several non-qualified pension plans that cover certain current and former key employees. In 2008, 2007 and 2006, the pension expense allocated to IPL for these plans was $3.6 million, $4.5 million and $3.7 million, respectively. Included for 2007 was the settlement loss of $1.2 million related to payments made to a retired executive.

IPL estimates that funding for the qualified pension plans for its bargaining unit employees and other postretirement benefits plans during 2009 will be $24 million and $9 million, respectively.

The expected benefit payments and Medicare subsidies, which reflect expected future service, as appropriate, are as follows (in millions):

	2009	2010	2011	2012	2013	2014 - 2018
Pension benefits	$11.9	$12.8	$13.7	$14.8	$15.8	$95.9
Other postretirement benefits	11.0	10.8	10.6	10.7	11.0	57.2
Medicare subsidies	(0.5)	(0.6)	(0.7)	(0.7)	(0.8)	(4.4)
	$22.4	$23.0	$23.6	$24.8	$26.0	$148.7

The estimated amortization from “Regulatory assets” on IPL’s Consolidated Balance Sheet into net periodic benefit cost in 2009 is as follows (in millions):

	Qualified	Other
	Pension	Postretirement
	Benefits	Benefits
Actuarial loss	$9.2	$4.0
Prior service cost (credit)	0.8	(1.7)
Transition obligation	--	0.2
	$10.0	$2.5

In addition to the estimated amortizations from “Regulatory assets” in the above table, $8 million of amortizations are expected in 2009 from “Regulatory assets” associated with Corporate Services employees participating in Alliant Energy sponsored plans allocated to IPL.

(10) FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - IPL’s recurring fair value measurements subject to the disclosure requirements of Statement of Financial Accounting Standards (SFAS) 157, "Fair Value Measurements," at Dec. 31, 2008 were as follows (in millions):

	Fair Value
	Measurements
	at Dec. 31, 2008	Level 1	Level 2	Level 3
Assets:
Derivative assets	$8.7	$--	$1.6	$7.1
Available-for-sale securities	2.3	2.3	--	--
Liabilities:
Derivative liabilities	88.2	--	81.4	6.8

Additional information for IPL’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for 2008 is as follows (in millions):

Derivative Assets
and Liabilities, net
Beginning balance, Jan. 1, 2008	$15.0
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(1.3)
Purchases, sales, issuances and settlements, net	(13.4)
Ending balance, Dec. 31, 2008	$0.3

The amount of total gains or (losses) for the period included in changes in net assets attributable
to the change in unrealized gains or (losses) relating to assets and liabilities held at Dec. 31, 2008 (a)	$0.3
(a)	Recorded in “Regulatory assets” and “Regulatory liabilities” on IPL’s Consolidated Balance Sheet.

Refer to Notes 1(s) and 10 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information on SFAS 157.

(12) COMMITMENTS AND CONTINGENCIES

(b) Operating Expense Purchase Obligations - IPL enters into various commodity supply, transportation and storage contracts to meet its obligation to deliver energy to its customers. IPL also enters into other operating expense purchase obligations with various vendors for other goods and services. At Dec. 31, 2008, IPL’s minimum commitments related to these operating expense purchase obligations were as follows (in millions):

	2009	2010	2011	2012	2013	Thereafter	Total
Purchased power (a):
DAEC	$165	$168	$176	$181	$200	$34	$924
Other	96	66	3	--	--	--	165
	261	234	179	181	200	34	1,089

Natural gas	57	30	27	19	9	14	156
Coal (b)	35	37	20	21	11	--	124
Emission allowances	1	9	1	--	--	34	45
Other (c)	12	--	--	--	--	--	12
	$366	$310	$227	$221	$220	$82	$1,426

(a)

Includes payments required by purchased power contracts for capacity rights and minimum quantities of megawatt-hours required to be purchased. Based on a system coordination and operating agreement, Alliant Energy periodically allocates purchased power contracts to IPL and Wisconsin Power and Light Company (WPL), based on various factors such as resource mix, load growth and resource availability. The amounts in the table reflect these allocated contracts. Refer to Note 20 for additional information regarding the allocation of purchased power transactions.

(b)

IPL enters into coal transportation contracts that are directly assigned to its specific generating stations, the amounts of which are included in the table. Also included in the table are IPL’s respective portion of coal and coal transportation contracts related to jointly-owned generating stations not operated by IPL. In addition, Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL of $111 million, $99 million, $87 million and $7 million for 2009 to 2012, respectively, to allow flexibility for the changing needs of the quantity of coal consumed by each. Coal contract quantities are allocated to specific IPL or WPL generating stations at or before the time of delivery based on various factors including projected heat input requirements, combustion compatibility and efficiency. These system-wide coal contracts have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known and therefore are excluded from the table.

(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at Dec. 31, 2008.

IPL enters into certain contracts that are considered leases and are therefore not included here, but are included in Note 3.

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

	Electric	Gas	Other	Total
2008
Operating revenues	$1,258.3	$410.4	$89.3	$1,758.0
Depreciation and amortization	115.5	12.7	3.1	131.3
Operating income (loss)	219.2	25.9	(5.4)	239.7
Interest expense, net of allowance for funds used
during construction (AFUDC)				46.8
Interest income and other				(1.3)
Income taxes				52.6
Net income				141.6
Preferred dividends				15.4
Earnings available for common stock				126.2
Total assets	3,232.1	483.4	495.4	4,210.9
Construction and acquisition expenditures	438.8	14.5	26.0	479.3

2007
Operating revenues	1,270.1	364.5	61.3	1,695.9
Depreciation and amortization	128.9	12.2	2.0	143.1
Gain on sale of IPL’s electric transmission assets	218.8	--	--	218.8
Operating income	512.2	22.0	0.9	535.1
Interest expense, net of AFUDC				59.1
Interest income and other				(1.1)
Income taxes				186.8
Net income				290.3
Preferred dividends				15.4
Earnings available for common stock				274.9
Total assets	2,646.3	399.0	316.7	3,362.0
Construction and acquisition expenditures	296.2	17.1	2.1	315.4

2006
Operating revenues	1,331.6	359.4	63.8	1,754.8
Depreciation and amortization	127.6	12.5	5.2	145.3
Operating income (loss)	283.7	21.3	(0.1)	304.9
Interest expense, net of AFUDC				66.3
Interest income and other				(3.2)
Income taxes				69.4
Net income				172.4
Preferred dividends				15.4
Earnings available for common stock				157.0
Total assets	2,954.5	414.2	259.9	3,628.6
Construction and acquisition expenditures	185.0	17.2	3.0	205.2

(16) SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2008				2007
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)

Operating revenues	$473.3	$385.4	$464.4	$434.9	$461.2	$362.6	$448.4	$423.7
Operating income (a)	57.9	32.3	104.7	44.8	56.8	57.1	138.1	283.1
Net income (b)	29.2	20.5	63.1	28.8	26.8	26.4	80.4	156.7
Earnings available for common stock (b)	25.3	16.7	59.3	24.9	22.9	22.6	76.6	152.8

(a)	In the fourth quarter of 2007, IPL recorded a pre-tax gain of $219 million related to the sale of its electric transmission assets.
(b)	In the fourth quarter of 2007, IPL recorded an after-tax gain of $123 million related to the sale of its electric transmission assets.

(20) RELATED PARTIES

IPL and WPL are parties to a system coordination and operating agreement. The agreement, which has been approved by the Federal Energy Regulatory Commission (FERC), provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation systems of IPL and WPL. Prior to June 1, 2008, the agreement allowed the interconnected system to be operated as a single entity with off-system sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases were allocated among IPL and WPL based on procedures included in the agreement. Under the agreement prior to June 1, 2008, IPL and WPL were fully reimbursed for any generation expense incurred to support the sale to an affiliate or to a non-affiliate. Any margins on sales to non-affiliates were distributed to IPL and WPL in proportion to each utility’s share of electric production at the time of the sale. The procedures were approved by FERC and all state regulatory bodies having jurisdiction over these sales.

Effective June 1, 2008, a change was made to designate IPL and WPL as two separate entities transacting with the Midwest Independent Transmission System Operator (MISO). This change eliminated the need for internal allocations based on procedures in the agreement and resulted in separate statements from MISO of sales and purchases for IPL and WPL. The sales credited to IPL were $43 million, $73 million and $72 million for 2008, 2007 and 2006, respectively. The purchases billed to IPL were $334 million, $237 million and $314 million for 2008, 2007 and 2006, respectively.

Pursuant to a service agreement, IPL receives various administrative and general services from an affiliate, Corporate Services. These services are billed to IPL at cost based on payroll and other expenses incurred by Corporate Services for the benefit of IPL. These costs totaled $193 million, $186 million and $173 million for 2008, 2007 and 2006, respectively, and consisted primarily of employee compensation, benefits and fees associated with various professional services. At Dec. 31, 2008 and 2007, IPL had a net intercompany payable to Corporate Services of $95 million and $83 million, respectively.

Pursuant to a leasing agreement, IPL leased temporary generation in 2008 from Industrial Energy Applications, Inc. (IEA), a subsidiary of Alliant Energy Resources, LLC. IPL used the leased temporary generation to contribute to the reliability of the electric grid in Cedar Rapids, Iowa following the damage to infrastructure caused by the severe flooding in June 2008. IEA billed IPL $6 million in 2008. At Dec. 31, 2008, IPL did not have any outstanding intercompany payables to IEA.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Wisconsin Power and Light Company and subsidiaries (WPL) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. WPL’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

WPL’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, WPL’s management believes that, as of December 31, 2008, its internal control over financial reporting was effective based on those criteria.

/s/ William D. Harvey

William D. Harvey

Chairman and Chief Executive Officer

/s/ Patricia L. Kampling

Patricia L. Kampling

Vice President-Chief Financial Officer and Treasurer

/s/ Thomas L. Hanson

Thomas L. Hanson

Vice President-Controller and Chief Accounting Officer

February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Wisconsin Power and Light Company

Madison, Wisconsin

We have audited the accompanying consolidated balance sheets and statements of capitalization of Wisconsin Power and Light Company and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in common equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1(s) and 5 to the consolidated financial statements, as a result of the adoption of new accounting standards the Company changed its method of accounting for defined benefit pension and postretirement plans on December 31, 2006 and for uncertainty in income taxes on January 1, 2007.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 27, 2009

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006

	(in millions)
Operating revenues:
Electric utility	$1,153.0	$1,140.7	$1,111.4
Gas utility	300.0	265.7	273.9
Other	12.8	10.4	16.0

	1,465.8	1,416.8	1,401.3

Operating expenses:
Electric production fuel and purchased power	579.3	584.1	578.5
Electric transmission service	93.2	81.0	71.0
Cost of gas sold	213.6	175.0	174.8
Other operation and maintenance	232.3	236.2	245.3
Depreciation and amortization	101.7	109.9	107.3
Taxes other than income taxes	40.8	39.9	39.5

	1,260.9	1,226.1	1,216.4

Operating income	204.9	190.7	184.9

Interest expense and other:
Interest expense	62.2	49.6	48.3
Equity income from unconsolidated investments	(33.9)	(28.4)	(27.0)
Allowance for funds used during construction	(9.6)	(2.6)	(2.6)
Interest income and other	(0.6)	(0.7)	(1.3)

	18.1	17.9	17.4

Income before income taxes	186.8	172.8	167.5

Income taxes	68.4	59.3	62.2

Net income	118.4	113.5	105.3

Preferred dividend requirements	3.3	3.3	3.3

Earnings available for common stock	$115.1	$110.2	$102.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2008	2007

	(in millions)
Property, plant and equipment:
Electric plant in service	$2,500.3	$2,214.4
Gas plant in service	370.1	347.6
Other plant in service	198.1	184.8
Accumulated depreciation	(1,165.9)	(1,108.2)

Net plant	1,902.6	1,638.6
Leased Sheboygan Falls Energy Facility, less accumulated amortization of $22.1 and $15.9	101.7	107.9
Construction work in progress	88.4	102.6
Other, less accumulated depreciation of $1.1 and $0.8	3.8	2.6

	2,096.5	1,851.7

Current assets:
Cash and cash equivalents	4.5	0.4
Accounts receivable:
Customer, less allowance for doubtful accounts of $1.8 and $1.3	83.4	82.4
Unbilled utility revenues	92.5	86.2
Other, less allowance for doubtful accounts of $- and $0.1	75.9	14.5
Production fuel, at weighted average cost	40.4	37.0
Materials and supplies, at weighted average cost	22.8	21.5
Gas stored underground, at weighted average cost	47.9	37.9
Regulatory assets	21.8	27.3
Prepaid gross receipts tax	37.8	36.7
Derivative assets	10.7	14.9
Other	34.0	24.5

	471.7	383.3

Investments:
Investment in American Transmission Company LLC	195.1	172.2
Other	22.2	23.1

	217.3	195.3

Other assets:
Regulatory assets	378.6	196.9
Deferred charges and other	101.4	161.4

	480.0	358.3

Total assets	$3,265.5	$2,788.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
CAPITALIZATION AND LIABILITIES	2008	2007

	(in millions, except per
	share and share amounts)
Capitalization (Refer to Consolidated Statements of Capitalization):
Common stock - $5 par value - authorized 18,000,000 shares;
13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	668.9	568.8
Retained earnings	424.4	401.8

Total common equity	1,159.5	1,036.8

Cumulative preferred stock	60.0	60.0
Long-term debt, net (excluding current portion)	782.9	537.0

	2,002.4	1,633.8

Current liabilities:
Current maturities of long-term debt	-	60.0
Commercial paper	43.7	81.8
Accounts payable	130.9	109.6
Accounts payable to associated companies	26.1	38.3
Accrued interest	17.9	13.5
Regulatory liabilities	50.9	49.2
Derivative liabilities	8.6	7.7
Other	26.4	20.9

	304.5	381.0

Other long-term liabilities and deferred credits:
Deferred income taxes	329.3	269.9
Regulatory liabilities	174.1	173.9
Capital lease obligations - Sheboygan Falls Energy Facility	113.4	116.1
Pension and other benefit obligations	185.1	71.0
Other	156.7	142.9

	958.6	773.8

Commitments and contingencies (Note 12)

Total capitalization and liabilities	$3,265.5	$2,788.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006

	(in millions)
Cash flows from operating activities:
Net income	$118.4	$113.5	$105.3
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	101.7	109.9	107.3
Other amortizations	38.4	38.7	33.5
Deferred tax expense (benefit) and investment tax credits	36.1	(6.9)	41.6
Equity income from unconsolidated investments	(33.9)	(28.4)	(27.0)
Distributions from equity method investments	27.8	21.7	23.2
Other	(6.6)	(1.6)	(1.4)
Other changes in assets and liabilities:
Accounts receivable	(68.7)	19.6	4.8
Prepaid pension costs	37.2	(24.2)	(11.1)
Regulatory assets	(192.3)	44.3	(39.7)
Accounts payable	27.2	2.6	(17.6)
Regulatory liabilities	2.3	3.7	(58.1)
Derivative liabilities	7.1	(38.8)	26.0
Pension and other benefit obligations	112.3	0.4	(15.3)
Other	32.7	3.5	(8.9)

Net cash flows from operating activities	239.7	258.0	162.6

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(363.1)	(203.1)	(162.5)
Proceeds from asset sales	2.6	23.6	4.1
Advances for customer energy efficiency projects	(34.5)	(44.9)	(36.7)
Collections of advances for customer energy efficiency projects	33.1	30.7	40.3
Changes in restricted cash within nuclear decommissioning trusts	-	-	23.5
Other	(14.1)	(13.3)	(17.7)

Net cash flows used for investing activities	(376.0)	(207.0)	(149.0)

Cash flows from (used for) financing activities:
Common stock dividends	(91.3)	(191.1)	(92.2)
Preferred stock dividends	(3.3)	(3.3)	(3.3)
Capital contribution from parent	100.0	-	42.6
Proceeds from issuance of long-term debt	250.0	300.0	39.1
Reductions in long-term debt	(60.0)	(105.0)	(39.1)
Net change in short-term borrowings	(38.1)	(53.1)	41.4
Other	(16.9)	0.3	(0.5)

Net cash flows from (used for) financing activities	140.4	(52.2)	(12.0)

Net increase (decrease) in cash and cash equivalents	4.1	(1.2)	1.6

Cash and cash equivalents at beginning of period	0.4	1.6	-

Cash and cash equivalents at end of period	$4.5	$0.4	$1.6

Supplemental cash flows information:
Cash paid during the period for:
Interest	$57.6	$42.5	$48.7

Income taxes, net of refunds	$30.7	$62.5	$31.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
	2008	2007

	(dollars in millions, except
	per share amounts)
Common equity (Refer to Consolidated Balance Sheets)	$1,159.5	$1,036.8

Cumulative preferred stock:
Cumulative, without par value, not mandatorily redeemable - authorized 3,750,000 shares, maximum aggregate stated value $150, redeemable any time:
$100 stated value - 4.50% series, 99,970 shares outstanding	10.0	10.0
$100 stated value - 4.80% series, 74,912 shares outstanding	7.5	7.5
$100 stated value - 4.96% series, 64,979 shares outstanding	6.5	6.5
$100 stated value - 4.40% series, 29,957 shares outstanding	3.0	3.0
$100 stated value - 4.76% series, 29,947 shares outstanding	3.0	3.0
$100 stated value - 6.20% series, 150,000 shares outstanding	15.0	15.0
$25 stated value - 6.50% series, 599,460 shares outstanding	15.0	15.0

	60.0	60.0

Long-term debt, net:
Debentures:
7.625%, due 2010	100.0	100.0
6.25%, due 2034	100.0	100.0
6.375%, due 2037	300.0	300.0
7.6%, due 2038	250.0	-
5.7%, matured in 2008	-	60.0

	750.0	560.0
Pollution Control Revenue Bonds:
5%, due 2014 and 2015	24.5	24.5
5.375%, due 2015	14.6	14.6

	39.1	39.1

Total, gross	789.1	599.1
Less:
Current maturities	-	(60.0)
Unamortized debt discount, net	(6.2)	(2.1)

Total long-term debt, net	782.9	537.0

Total capitalization	$2,002.4	$1,633.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Common
	Stock	Capital	Earnings	Loss	Equity

	(in millions)
2006:
Beginning balance (a)	$66.2	$525.8	$473.7	($3.1)	$1,062.6
Earnings available for common stock			102.0		102.0
Minimum pension liability adjustment,
net of tax of $0.7				0.8	0.8

Total comprehensive income					102.8
Common stock dividends			(92.2)		(92.2)
Capital contribution from parent		42.6			42.6
SFAS 158 transition adjustment,
net of tax of ($4.2) (Note 1(s))				(5.2)	(5.2)
Other		0.2			0.2

Ending balance	66.2	568.6	483.5	(7.5)	1,110.8

2007:
Earnings available for common stock			110.2		110.2
Pension and other postretirement benefits
amortizations and reclassification to
regulatory assets, net of tax of $5.7				7.5	7.5

Total comprehensive income					117.7
Common stock dividends			(191.1)		(191.1)
Adoption of FIN 48 (Note 5)			(0.8)		(0.8)
Other		0.2			0.2

Ending balance	66.2	568.8	401.8	-	1,036.8

2008:
Earnings available for common stock and
total comprehensive income			115.1		115.1
Common stock dividends			(91.3)		(91.3)
Capital contribution from parent		100.0			100.0
SFAS 158 measurement date adjustment, net
of tax of ($1.2) (Note 1(s))			(1.2)		(1.2)
Other		0.1			0.1

Ending balance	$66.2	$668.9	$424.4	$-	$1,159.5

(a) Accumulated other comprehensive loss at Jan. 1, 2006 consisted entirely of minimum pension liability adjustments.

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

WISCONSIN POWER AND LIGHT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as modified below, the Alliant Energy Corporation (Alliant Energy) “Notes to Consolidated Financial Statements” are incorporated by reference insofar as they relate to Wisconsin Power and Light Company (WPL) and incorporate the disclosures relating to WPL contained in the following notes of the Alliant Energy “Notes to Consolidated Financial Statements”:

Summary of Significant Accounting Policies	Note 1(a) to 1(e), 1(g) to 1(k), 1(m), 1(n), 1(p) to 1(s)
Utility Rate Refunds	Note 2
Leases	Note 3
Receivables	Note 4(d)
Income Taxes	Note 5
Benefit Plans	Note 6
Common and Preferred Stock	Note 7
Debt	Note 8
Investments	Note 9(c)
Fair Value Measurements	Note 10
Derivative Instruments	Note 11
Commitments and Contingencies	Note 12(a) to 12(f), 12(h)
Jointly-Owned Electric Utility Plant	Note 13
Goodwill and Other Intangible Assets	Note 15
Assets Held for Sale	Note 17
Discontinued Operations	Note 18
Variable Interest Entities	Note 19
Related Parties	Note 20

The notes that follow herein set forth additional specific information for WPL and are numbered to be consistent with the Alliant Energy “Notes to Consolidated Financial Statements.”

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The consolidated financial statements include the accounts of WPL and its primary consolidated subsidiary, WPL Transco LLC. WPL is a direct subsidiary of Alliant Energy and is engaged principally in the generation and distribution of electric energy, the distribution and transportation of natural gas, and various other energy-related services. WPL’s service territories are located in south and central Wisconsin.

(3) LEASES

(a) Operating Leases - WPL has entered into various agreements related to property, plant and equipment rights that are accounted for as operating leases. WPL’s most significant operating leases relate to certain purchased power agreements (PPAs). These PPAs contain fixed rental payments related to capacity and transmission rights and contingent rental payments related to the energy portion (actual megawatt-hours) of the respective agreements. Rental expenses associated with WPL’s operating leases were as follows (in millions):

	2008	2007	2006
Operating lease rental expenses (excluding contingent rentals)	$77	$96	$90
Contingent rentals related to certain PPAs	7	19	23
Other contingent rentals	--	1	1
	$84	$116	$114

At Dec. 31, 2008, WPL’s future minimum operating lease payments, excluding contingent rentals, were as follows (in millions):

	2009	2010	2011	2012	2013	Thereafter	Total
Riverside Energy Center (Riverside) PPA	$57	$57	$58	$59	$17	$--	$248
RockGen Energy Center (RockGen) PPA	7	--	--	--	--	--	7
Synthetic leases	3	5	1	1	1	6	17
Other	1	6	2	1	1	1	12
	$68	$68	$61	$61	$19	$7	$284

The synthetic leases in the above table relate to the financing of certain utility railcars. The entities that lease these assets to WPL do not meet the consolidation requirements per Financial Accounting Standards Board Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities,” and are not included on WPL’s Consolidated Balance Sheets. WPL has guaranteed the residual value of the related assets, which total $7 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease with remaining terms up to seven years. Residual value guarantee amounts have been included in the above table.

(b) Capital Lease - In 2005, WPL entered into a 20-year agreement with Alliant Energy Resources, LLC’s (Resources’) Non-regulated Generation business to lease the Sheboygan Falls Energy Facility (SFEF), with an option for two lease renewal periods thereafter. The lease became effective in 2005 when SFEF began commercial operations. WPL is responsible for the operation of SFEF and has exclusive rights to its output. In 2005, the Public Service Commission of Wisconsin (PSCW) approved this affiliated lease agreement with initial monthly payments of approximately $1.3 million. The lease payments were based on a 50% debt to capital ratio, a return on equity of 10.9%, a cost of debt based on the cost of senior notes issued by Resources’ Non-regulated Generation business in 2005 and certain costs incurred to construct the facility. In accordance with its order approving the lease agreement, the PSCW will review the capital structure, return on equity and cost of debt every five years from the date of the order. The capital lease asset is amortized using the straight-line method over the 20-year lease term. WPL’s retail rate cases, beginning with the 2005/2006 retail rate case that became effective in July 2005, include recovery of the monthly SFEF lease payment amounts from WPL’s customers. In 2008, 2007 and 2006, SFEF lease expenses were $18.8 million, $19.0 million and $19.3 million ($12.6 million, $12.8 million and $13.1 million included in “Interest expense” and $6.2 million, $6.2 million and $6.2 million included in “Depreciation and amortization” in WPL’s Consolidated Statements of Income), respectively. At Dec. 31, 2008, WPL’s estimated future minimum capital lease payments for SFEF were as follows (in millions):

							Less: amount	Present value of net
							representing	minimum capital
2009	2010	2011	2012	2013	Thereafter	Total	interest	lease payments
$15	$15	$15	$15	$15	$173	$248	$132	$116

(5) INCOME TAXES

Income Tax Expense (Benefit) - The components of “Income taxes” in WPL’s Consolidated Statements of Income were as follows (in millions):

	2008	2007	2006
Current tax expense:
Federal	$22.1	$55.8	$18.4
State	10.5	10.2	2.1
Deferred tax expense (benefit):
Federal	34.2	(4.0)	36.6
State	3.3	(1.3)	6.6
Investment tax credits	(1.4)	(1.5)	(1.5)
Provision recorded as a change in uncertain tax benefits	0.1	--	--
Provision recorded as a change in accrued interest	(0.4)	0.1	--
	$68.4	$59.3	$62.2

Income Tax Rates - The overall effective income tax rates shown in the following table were computed by dividing total income tax expense by income before income taxes.

	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	4.6	4.8	5.6
Adjustment of prior period taxes	0.2	(0.1)	--
Amortization of investment tax credits	(0.7)	(0.8)	(0.9)
Amortization of excess deferred taxes	(0.7)	(1.0)	(0.6)
Other items, net	(1.8)	(3.6)	(2.0)
Overall effective income tax rate	36.6%	34.3%	37.1%

Deferred Tax Assets and Liabilities - Consistent with rate making treatment, deferred taxes are offset in the table below for temporary differences which have related regulatory assets and liabilities. The deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at Dec. 31 arise from the following temporary differences (in millions):

	2008			2007
	Deferred	Deferred Tax		Deferred	Deferred Tax
	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net
Property	$--	$232.5	$232.5	$--	$205.3	$205.3
Investment in American
Transmission Co. LLC (ATC)	--	52.2	52.2	--	47.3	47.3
Pension and other postretirement
benefits obligations	--	33.5	33.5	--	17.5	17.5
Prepaid gross receipts tax	--	15.1	15.1	--	15.5	15.5
Regulatory asset - WPL base-load project	--	11.0	11.0	--	3.8	3.8
Investment tax credits	(9.0)	--	(9.0)	(10.0)	--	(10.0)
Customer advances	(13.6)	--	(13.6)	(14.3)	--	(14.3)
Regulatory liability - reserve for
customer refund	(18.1)	--	(18.1)	(9.5)	--	(9.5)
Other	(8.2)	13.0	4.8	(14.8)	17.7	2.9
	($48.9)	$357.3	$308.4	($48.6)	$307.1	$258.5

			2008			2007
Other current assets			($20.9)			($11.4)
Deferred income taxes			329.3			269.9
Total deferred tax (assets) and liabilities			$308.4			$258.5

Unrecognized Tax Benefits - WPL adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” on Jan. 1, 2007. WPL’s cumulative effect of adopting FIN 48 was an increase in its net liability for unrecognized tax benefits and a reduction to its Jan. 1, 2007 balance of retained earnings of $0.8 million. The $0.8 million increase in the net liability for unrecognized tax benefits was recorded as a $2.8 million increase in other long-term liabilities, a $1.1 million decrease in deferred income taxes, a $0.6 million decrease in accrued taxes and a $0.3 million increase in non-current regulatory assets on WPL’s Consolidated Balance Sheet. At the date of adoption, WPL’s unrecognized tax benefits and related interest were $2.8 million ($2.4 million of unrecognized tax benefits and $0.4 million of interest) including $1.5 million of tax benefits that, if recognized, would favorably impact WPL’s effective income tax rate.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest, for WPL for 2008 and 2007 is as follows (in millions):

	2008	2007
Balance at Jan. 1	$2.4	$2.4
Additions based on tax positions related to the current year	0.4	0.1
Reductions based on tax positions related to the current year	--	--
Additions for tax positions of prior years	2.5	--
Reductions for tax positions of prior years	(0.3)	(0.1)
Settlements with taxing authorities	(2.5)	--
Lapse of statute of limitations	--	--
Balance at Dec. 31	$2.5	$2.4

	Dec. 31,	Dec. 31,
	2008	2007
Tax positions favorably impacting future effective tax rates	$1.7	$1.5
Interest accrued	0.3	0.5
Penalties accrued	--	--

In 2009, statutes of limitations will expire for WPL’s tax returns in multiple state jurisdictions. The impact of the statute of limitations expiring is not anticipated to be material.

Other Income Tax Matters - Alliant Energy files a consolidated federal income tax return and combined state income tax returns, where applicable. Under the terms of a tax allocation agreement between Alliant Energy and its subsidiaries, the subsidiaries calculate their respective income tax provisions and make payments to or receive payments from Alliant Energy as if they were separate taxable entities. Any differences between this separate return methodology and the actual filed consolidated income tax return is allocated as prescribed in Alliant Energy’s tax allocation agreement. Separate return amounts are also adjusted for state apportionment benefits, net of federal tax.

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans - Substantially all of WPL’s employees are covered by non-contributory defined benefit pension plans. The assumptions at the measurement dates of Dec. 31, 2008, Sep. 30, 2007 and Sep. 30, 2006 for WPL’s qualified pension benefits and other postretirement benefits were equal to the assumptions used for Alliant Energy’s pension benefits and other postretirement benefits, respectively, except for the rate of compensation increase for its qualified pension benefits. WPL’s rates of compensation increase for its qualified pension benefits were 3.5% for 2008, 2007 and 2006.

The components of WPL’s qualified pension benefits and other postretirement benefits costs were as follows (in millions):

	Qualified Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Service cost	$5.3	$5.6	$6.1	$3.3	$3.3	$4.2
Interest cost	15.0	13.7	13.2	5.5	5.2	5.4
Expected return on plan assets	(21.4)	(19.2)	(17.9)	(1.9)	(1.8)	(1.8)
Amortization of:
Transition obligation	--	--	--	--	--	0.8
Prior service cost (credit)	0.8	0.8	0.8	(1.0)	(1.0)	(0.1)
Actuarial loss	1.0	2.9	4.5	1.0	1.1	1.2
Income statement impacts	$0.7	$3.8	$6.7	$6.9	$6.8	$9.7

In the above table, the pension benefits costs represent only those respective costs for bargaining unit employees of WPL covered under the bargaining unit pension plan that is sponsored by WPL. The other postretirement benefits costs represent costs for all WPL employees. Alliant Energy Corporate Services, Inc. (Corporate Services) provides services to WPL, and as a result, WPL is allocated pension and other postretirement benefits costs associated with Corporate Services. The following table includes pension benefits costs (credits) for WPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated qualified pension and other postretirement benefits costs associated with Corporate Services for WPL as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Non-bargaining WPL employees
participating in other plans	($2.9)	($0.8)	$0.9	N/A	N/A	N/A
Allocated Corporate Services costs (a)	0.7	2.8	2.2	$1.0	$0.8	$1.3

(a)	Included in pension benefits for allocated Corporate Services costs for 2007 was a settlement loss of $0.8 million related to payments made to a retired executive.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to other postretirement benefits costs. A 1% change in the medical trend rates for 2008, holding all other assumptions constant, would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$0.6	($0.6)
Effect on postretirement benefit obligation	4.6	(4.4)

The benefit obligations and assets associated with WPL’s non-bargaining employees who are participants in other Alliant Energy plans are reported in Alliant Energy’s Consolidated Financial Statements and are not reported in the following tables. A reconciliation of the funded status of WPL’s qualified pension benefits and other postretirement benefits plans to the amounts recognized on WPL’s Consolidated Balance Sheets at Dec. 31 was as follows (Not Applicable (N/A); in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Change in projected benefit obligation:
Net projected benefit obligation at beginning of year	$238.6	$233.4	$87.7	$89.0
Effect of change from Sep. 30 to Dec. 31 measurement date	2.8	--	0.4	--
Service cost	5.3	5.6	3.3	3.3
Interest cost	15.0	13.7	5.5	5.2
Plan participants’ contributions	--	--	3.0	2.2
Plan amendments	--	--	--	0.3
Actuarial (gain) loss	0.7	(5.4)	(0.1)	1.0
Transfer to other Alliant Energy plans	--	--	--	(4.5)
Gross benefits paid	(9.5)	(8.7)	(11.0)	(9.4)
Federal subsidy on other postretirement benefits paid	--	--	0.5	0.6
Net projected benefit obligation at measurement date	252.9	238.6	89.3	87.7

Change in plan assets:
Fair value of plan assets at beginning of year	253.3	225.3	20.9	21.5
Effect of change from Sep. 30 to Dec. 31 measurement date	3.0	--	0.1	--
Actual return on plan assets	(82.2)	30.7	(5.9)	3.2
Employer contributions	--	6.0	7.5	7.9
Plan participants’ contributions	--	--	3.0	2.2
Transfer to other Alliant Energy plans	--	--	--	(4.5)
Gross benefits paid	(9.5)	(8.7)	(11.0)	(9.4)
Fair value of plan assets at measurement date	164.6	253.3	14.6	20.9

Over/(under) funded status at measurement date	(88.3)	14.7	(74.7)	(66.8)
Contributions paid after Sep. 30 and prior to Dec. 31	N/A	--	N/A	1.5
Federal subsidy on other postretirement benefits paid	N/A	--	N/A	(0.1)
Net amount recognized at Dec. 31	($88.3)	$14.7	($74.7)	($65.4)

Amounts recognized on the Consolidated
Balance Sheets consist of:
Deferred charges and other	$--	$14.7	$--	$3.0
Other current liabilities	--	--	(4.5)	(3.9)
Pension and other benefit obligations	(88.3)	--	(70.2)	(64.5)
Net amount recognized at Dec. 31	($88.3)	$14.7	($74.7)	($65.4)

Amounts recognized in Regulatory Assets:
Net actuarial loss	$140.9	$37.9	$23.7	$17.2
Prior service cost (credit)	4.7	5.6	(2.6)	(3.8)
	$145.6	$43.5	$21.1	$13.4

The PSCW has authorized WPL to record the retail portion of its previously unrecognized net actuarial gains and losses and prior service costs and credits as “Regulatory assets” in lieu of “Accumulated other comprehensive loss” on its Consolidated Balance Sheet. WPL also recognizes the wholesale portion of its previously unrecognized net actuarial gains and losses and prior service costs and credits as “Regulatory assets” on its Consolidated Balance Sheet because these costs are expected to be recovered in rates in future periods under the formula rate structure implemented in 2007. These regulatory assets will be increased or decreased as the net actuarial gains or losses and prior service costs or credits are subsequently amortized and recognized as a component of net periodic benefit costs. In addition to the amounts recognized in “Regulatory assets” in the above table, $100 million and $39 million of “Regulatory assets” were recognized for amounts associated with Corporate Services employees participating in Alliant Energy sponsored benefit plans that were allocated to WPL at Dec. 31, 2008 and 2007, respectively.

Included in the following table are WPL’s accumulated benefit obligations, amounts applicable to qualified pension and other postretirement benefits with accumulated benefit obligations in excess of plan assets, as well as qualified pension plans with projected benefit obligations in excess of plan assets as of the measurement dates of Dec. 31, 2008 and Sep. 30, 2007 (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Accumulated benefit obligations	$230.1	$218.9	$89.3	$87.7
Plans with accumulated benefit obligations in excess
of plan assets:
Accumulated benefit obligations	230.1	--	89.3	80.4
Fair value of plan assets	164.6	--	14.6	10.6
Plans with projected benefit obligations in excess
of plan assets:
Projected benefit obligations	252.9	--	N/A	N/A
Fair value of plan assets	164.6	--	N/A	N/A

Other postretirement benefits plans are funded via specific assets within certain retirement plans (401(h) assets) as well as Voluntary Employees’ Beneficiary Association (VEBA) trusts. The asset allocation of the 401(h) assets mirror the qualified pension plan assets and the asset allocation of the VEBA trusts are reflected in the following table under “Other Postretirement Benefits Plans.” The asset allocation for WPL’s qualified pension and other postretirement benefits plans at Dec. 31, 2008 and Sep. 30, 2007, and the qualified pension plan target allocation for 2008 were as follows:

				Other Postretirement
	Pension Plans			Benefits Plans
		Percentage of		Percentage of
	Target	Plan Assets		Plan Assets
	Allocation	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,
Asset Category	2008	2008	2007	2008	2007
Equity securities	65-75%	70%	73%	43%	49%
Debt securities	20-35%	30%	27%	12%	20%
Other	0-5%	--	--	45%	31%
		100%	100%	100%	100%

Alliant Energy sponsors several non-qualified pension plans that cover certain current and former key employees. In 2008, 2007 and 2006, the pension expense allocated to WPL for these plans was $2.0 million, $2.7 million and $2.1 million, respectively. Included for 2007 was the settlement loss of $0.8 million related to payments made to a retired executive.

WPL estimates that funding for the qualified pension plan for its bargaining unit employees and other postretirement benefits plans during 2009 will be $17 million and $8 million, respectively.

The expected benefit payments and Medicare subsidies, which reflect expected future service, as appropriate, are as follows (in millions):

	2009	2010	2011	2012	2013	2014 - 2018
Pension benefits	$9.6	$10.2	$10.8	$11.6	$12.6	$83.0
Other postretirement benefits	7.0	6.6	7.0	7.3	7.7	44.7
Medicare subsidies	(0.5)	(0.5)	(0.5)	(0.5)	(0.5)	(3.2)
	$16.1	$16.3	$17.3	$18.4	$19.8	$124.5

The estimated amortization from “Regulatory assets” on WPL’s Consolidated Balance Sheet into net periodic benefit cost in 2009 is as follows (in millions):

	Qualified	Other
	Pension	Postretirement
	Benefits	Benefits
Actuarial loss	$11.3	$1.3
Prior service cost (credit)	0.6	(0.9)
	$11.9	$0.4

In addition to the estimated amortizations from “Regulatory assets” in the above table, $7 million of amortizations are expected in 2009 from “Regulatory assets” associated with Corporate Services employees participating in Alliant Energy sponsored plans allocated to WPL.

(9) INVESTMENTS

(a) Unconsolidated Equity Investments - WPL’s unconsolidated investments accounted for under the equity method of accounting are as follows (dollars in millions):

	Ownership	Carrying Value
	Interest at	at Dec. 31,		Equity Income
	Dec. 31, 2008	2008	2007	2008	2007	2006
ATC (a)	16%	$195	$172	($32)	($27)	($24)
Wisconsin River Power Company	50%	9	10	(2)	(1)	(3)
		$204	$182	($34)	($28)	($27)
(a)	WPL has the ability to exercise significant influence over ATC’s financial and operating policies through its participation on ATC’s Board of Directors.

Summary financial information from the financial statements of these investments is as follows (in millions):

	2008	2007	2006
Operating revenues	$474	$416	$347
Operating income	260	213	163
Net income	192	157	128
As of Dec. 31:
Current assets	53	52
Non-current assets	2,499	2,208
Current liabilities	253	318
Non-current liabilities	1,233	1,010

(10) FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - WPL’s recurring fair value measurements subject to the disclosure requirements of Statement of Financial Accounting Standards (SFAS) 157, "Fair Value Measurements," at Dec. 31, 2008 were as follows (in millions):

	Fair Value
	Measurements
	at Dec. 31, 2008	Level 1	Level 2	Level 3
Derivative assets	$19.6	$--	$1.0	$18.6
Derivative liabilities	14.8	--	10.6	4.2

Additional information for WPL’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for 2008 is as follows (in millions):

Derivative Assets
and Liabilities, net
Beginning balance, Jan. 1, 2008	$12.7
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	20.6
Purchases, sales, issuances and settlements, net	(18.9)
Ending balance, Dec. 31, 2008	$14.4

The amount of total gains or (losses) for the period included in changes in net assets attributable
to the change in unrealized gains or (losses) relating to assets and liabilities held at Dec. 31, 2008 (a)	$14.4
(a)	Recorded in “Regulatory assets” and “Regulatory liabilities” on WPL’s Condensed Consolidated Balance Sheet.

Refer to Notes 1(s) and 10 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information on SFAS 157.

(12) COMMITMENTS AND CONTINGENCIES

(a) Capital Purchase Obligations - In September 2008 and April 2008, WPL received approval from the Federal Energy Regulatory Commission (FERC) and the PSCW, respectively, to purchase Resources’ 300 MW, simple-cycle, dual-fueled (natural gas/diesel) electric generating facility in Neenah, Wisconsin. WPL currently plans to acquire the Neenah Energy Facility for $95 million effective June 1, 2009.

(b) Operating Expense Purchase Obligations - WPL enters into various commodity supply, transportation and storage contracts to meet its obligation to deliver energy to its customers. WPL also enters into other operating expense purchase obligations with various vendors for other goods and services. At Dec. 31, 2008, WPL’s minimum commitments related to these operating expense purchase obligations were as follows (Kewaunee Nuclear Power Plant (Kewaunee); in millions):

	2009	2010	2011	2012	2013	Thereafter	Total
Purchased power (a):
Kewaunee	$83	$83	$62	$73	$79	$--	$380
Other	132	74	12	--	--	--	218
	215	157	74	73	79	--	598

Natural gas	149	42	22	21	18	46	298
Coal (b)	11	10	7	7	14	--	49
Other (c)	5	3	1	--	--	--	9
	$380	$212	$104	$101	$111	$46	$954

(a)

Includes payments required by purchased power contracts for capacity rights and minimum quantities of megawatt-hours required to be purchased. Based on a system coordination and operating agreement, Alliant Energy periodically allocates purchased power contracts to WPL and Interstate Power and Light Company (IPL), based on various factors such as resource mix, load growth and resource availability. The amounts in the table reflect these allocated contracts. Refer to Note 20 for additional information regarding the allocation of purchased power transactions.

(b)

WPL enters into coal transportation contracts that are directly assigned to its specific generating stations, the amounts of which are included in the table. In addition, Corporate Services entered into system-wide coal contracts on behalf of WPL and IPL of $111 million, $99 million, $87 million and $7 million for 2009 to 2012, respectively, to allow flexibility for the changing needs of the quantity of coal consumed by each. Coal contract quantities are allocated to specific WPL or IPL generating stations at or before the time of delivery based on various factors including projected heat input requirements, combustion compatibility and efficiency. These system-wide coal contracts have not yet been directly assigned to WPL and IPL since the specific needs of each utility are not yet known and therefore are excluded from the table.

(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at Dec. 31, 2008.

WPL enters into certain contracts that are considered leases and are therefore not included here, but are included in Note 3(a).

(14) SEGMENTS OF BUSINESS

WPL is a utility serving customers in Wisconsin and includes three segments: a) electric operations; b) gas operations; and c) other, which includes various other energy-related products and services and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in “Total.” Intersegment revenues were not material to WPL’s operations and there was no single customer whose revenues were 10% or more of WPL’s consolidated revenues. Certain financial information relating to WPL’s significant business segments was as follows (in millions):

	Electric	Gas	Other	Total
2008
Operating revenues	$1,153.0	$300.0	$12.8	$1,465.8
Depreciation and amortization	89.3	12.4	--	101.7
Operating income	167.1	35.6	2.2	204.9
Interest expense, net of allowance for funds used
during construction (AFUDC)				52.6
Equity income from unconsolidated investments	(33.9)	--	--	(33.9)
Interest income and other				(0.6)
Income taxes				68.4
Net income				118.4
Preferred dividends				3.3
Earnings available for common stock				115.1
Total assets	2,492.5	367.1	405.9	3,265.5
Investments in equity method subsidiaries	203.6	--	--	203.6
Construction and acquisition expenditures	336.3	25.3	1.5	363.1

2007
Operating revenues	1,140.7	265.7	10.4	1,416.8
Depreciation and amortization	95.7	14.2	--	109.9
Operating income (loss)	157.7	37.9	(4.9)	190.7
Interest expense, net of AFUDC				47.0
Equity income from unconsolidated investments	(28.4)	--	--	(28.4)
Interest income and other				(0.7)
Income taxes				59.3
Net income				113.5
Preferred dividends				3.3
Earnings available for common stock				110.2
Total assets	2,215.5	341.1	232.0	2,788.6
Investments in equity method subsidiaries	182.0	--	--	182.0
Construction and acquisition expenditures	179.8	23.1	0.2	203.1

2006
Operating revenues	1,111.4	273.9	16.0	1,401.3
Depreciation and amortization	92.8	14.5	--	107.3
Operating income	143.9	40.0	1.0	184.9
Interest expense, net of AFUDC				45.7
Equity income from unconsolidated investments	(27.0)	--	--	(27.0)
Interest income and other				(1.3)
Income taxes				62.2
Net income				105.3
Preferred dividends				3.3
Earnings available for common stock				102.0
Total assets	2,131.4	351.9	215.8	2,699.1
Investments in equity method subsidiaries	175.3	--	--	175.3
Construction and acquisition expenditures	141.8	18.9	1.8	162.5

(16) SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2008				2007
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)

Operating revenues	$420.8	$328.0	$353.9	$363.1	$398.6	$312.3	$357.6	$348.3
Operating income	54.4	36.3	69.6	44.6	56.7	33.1	52.4	48.5
Net income	31.1	20.4	42.6	24.3	34.6	18.6	30.8	29.5
Earnings available for common stock	30.3	19.5	41.8	23.5	33.8	17.7	30.0	28.7

(20) RELATED PARTIES

WPL and IPL are parties to a system coordination and operating agreement. The agreement, which has been approved by FERC, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation systems of WPL and IPL. Prior to June 1, 2008, the agreement allowed the interconnected system to be operated as a single entity with off-system sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases were allocated among WPL and IPL based on procedures included in the agreement. Under the agreement prior to June 1, 2008, WPL and IPL were fully reimbursed for any generation expense incurred to support the sale to an affiliate or to a non-affiliate. Any margins on sales to non-affiliates were distributed to WPL and IPL in proportion to each utility’s share of electric production at the time of the sale. The procedures were approved by FERC and all state regulatory bodies having jurisdiction over these sales.

Effective June 1, 2008, a change was made to designate IPL and WPL as two separate entities transacting with the Midwest Independent Transmission System Operator (MISO). This change eliminated the need for internal allocations based on procedures in the agreement and resulted in separate statements from MISO of sales and purchases for IPL and WPL. The sales credited to WPL were $22 million, $16 million and $24 million for 2008, 2007 and 2006, respectively. The purchases billed to WPL were $371 million, $449 million and $444 million for 2008, 2007 and 2006, respectively.

Pursuant to a service agreement, WPL receives various administrative and general services from an affiliate, Corporate Services. These services are billed to WPL at cost based on payroll and other expenses incurred by Corporate Services for the benefit of WPL. These costs totaled $120 million, $135 million and $124 million for 2008, 2007 and 2006, respectively, and consisted primarily of employee compensation, benefits and fees associated with various professional services. At Dec. 31, 2008 and 2007, WPL had a net intercompany payable to Corporate Services of $68 million and $74 million, respectively.

Refer to Note 3(b) for discussion of WPL’s SFEF lease.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the quarter ended Dec. 31, 2008 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended Dec. 31, 2008.

The information required by Item 9A relating to “Management’s Annual Report on Internal Control Over Financial Reporting” and, with respect to Alliant Energy, “Report of Independent Registered Public Accounting Firm” is incorporated herein by reference to the relevant information in Item 8 Financial Statements and Supplementary Data. There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended Dec. 31, 2008 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ALLIANT ENERGY AND IPL

The directors of Alliant Energy and IPL are the same and therefore the information required by Item 10 relating to directors and nominees for election of directors is the same for both registrants. The information required by Item 10 relating to directors and nominees for election of directors at the 2009 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information under the caption “Election of Directors” in Alliant Energy’s Proxy Statement for the 2009 Annual Meeting of Shareowners (the 2009 Alliant Energy Proxy Statement), which will be filed with the SEC within 120 days after the end of Alliant Energy’s and IPL’s fiscal years. The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Alliant Energy Proxy Statement. Information regarding executive officers of Alliant Energy and IPL may be found in Part I of this report under the caption “Executive Officers of the Registrants.” The information required by Item 10 relating to audit committees and audit committee financial experts is incorporated herein by reference to the relevant information under the caption “Meetings and Committees of the Board” in the 2009 Alliant Energy Proxy Statement. The code of ethics of Alliant Energy and IPL are the same. The information required by Item 10 relating to Alliant Energy’s and IPL’s code of ethics is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2009 Alliant Energy Proxy Statement.

WPL

The information required by Item 10 relating to directors and nominees for election of directors at the 2009 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information under the caption “Election of Directors” in WPL’s Proxy Statement for the 2009 Annual Meeting of Shareowners (the 2009 WPL Proxy Statement), which will be filed with the SEC within 120 days after the end of WPL’s fiscal year. The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 WPL Proxy Statement. Information regarding executive officers of WPL may be found in Part I of this report under the caption “Executive Officers of the Registrants.” The information required by Item 10 relating to audit committees and audit committee financial experts is incorporated herein by reference to the relevant information under the caption “Meetings and Committees of the Board” in the 2009 WPL Proxy Statement. The code of ethics of Alliant Energy and WPL are the same therefore the information required by Item 10 relating to WPL’s code of ethics is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2009 Alliant Energy Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

ALLIANT ENERGY

The information required by Item 11 for Alliant Energy is incorporated herein by reference to the relevant information under the captions “Compensation Discussion and Analysis,” “Compensation and Personnel Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control” and “Director Compensation” in the 2009 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL AND WPL

The directors and executive officers for IPL and WPL for which compensation information must be included are the same. Therefore, the information required by Item 11 for each of IPL and WPL is incorporated herein by reference to the relevant information under the captions “Compensation Discussion and Analysis,” “Compensation and Personnel Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control” and “Director Compensation” in the 2009 WPL Proxy Statement, which will be filed with the SEC within 120 days after the end of IPL’s and WPL’s fiscal years.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

ALLIANT ENERGY

Information regarding Alliant Energy’s equity compensation plans as of Dec. 31, 2008 was as follows (Not Applicable (N/A)):

(C)
	(A)	(B)	Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise of	outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (A))
Equity compensation plans
approved by shareowners	745,075 (a)	$31.27	2,838,353 (b)
Equity compensation plans not
approved by shareowners	N/A (c)	N/A	N/A (d)
	745,075	$31.27	2,838,353

(a)

Represents performance shares and options to purchase shares of Alliant Energy’s common stock granted under the Alliant Energy Long-Term Equity Incentive Plan, as amended and the Alliant Energy Amended and Restated 2002 Equity Incentive Plan (EIP). The performance shares may be paid out in shares of Alliant Energy’s common stock, cash, or a combination of cash and stock and are adjusted by a performance multiplier, which ranges from zero to 200%, based on the performance criteria. The performance shares included in column (A) of the table reflect an assumed payout in the form of Alliant Energy’s common stock at a performance multiplier of 200% except for the performance share payouts in the first quarter of 2009, which were assumed to be paid out in the form of cash.

(b)

All of the available shares under the EIP may be issued upon the exercise of stock options or may be issued as awards in the form of stock appreciation rights, restricted stock, restricted stock units, performance shares or performance units. Excludes 280,992 shares of non-vested restricted common stock previously issued and outstanding under the EIP at Dec. 31, 2008.

(c)	As of Dec. 31, 2008, there were 238,241 shares of Alliant Energy’s common stock outstanding under the Alliant Energy Deferred Compensation Plan (DCP) described below.
(d)	There is no limit on the number of shares of Alliant Energy’s common stock that may be held under the DCP.

Deferred Compensation Plan - Alliant Energy maintains a DCP under which key employees may defer up to 100% of base salary and incentive compensation and directors may elect to defer all or part of their retainer fee. Key employees who have made the maximum allowed contribution to the Alliant Energy 401(k) Savings Plan may receive an additional credit to the deferred compensation plan. Key employees and directors may elect to have their deferrals credited to an interest account, an equity account based on an S&P 500 index fund or a company stock account. The company stock account is held in a rabbi trust. Payments from the company stock account will be made in shares of Alliant Energy common stock.

The remainder of the information required by Item 12 is incorporated herein by reference to the relevant information under the caption “Ownership of Voting Securities” in the 2009 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL

To IPL’s knowledge, no shareowner beneficially owned 5% or more of IPL’s 8.375% or 7.10% Cumulative Preferred Stock as of Dec. 31, 2008. None of the directors or executive officers of IPL own any shares of IPL’s 8.375% or 7.10% Cumulative Preferred Stock.

WPL

The information required by Item 12 is incorporated herein by reference to the relevant information under the caption “Ownership of Voting Securities” in the 2009 WPL Proxy Statement, which will be filed with the SEC within 120 days after the end of WPL’s fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ALLIANT ENERGY AND IPL

The information required by Item 13 for each of Alliant Energy and IPL is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2009 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s and IPL’s fiscal years.

WPL

The information required by Item 13 is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2009 WPL Proxy Statement, which will be filed with the SEC within 120 days after the end of WPL’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

ALLIANT ENERGY

The information required by Item 14 is incorporated herein by reference to the relevant information under the caption “Report of the Audit Committee” in the 2009 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL

IPL’s Audit Committee of the Board of Directors (Committee) has adopted a policy that requires advance approval of all audit, audit-related, tax and other permitted services performed by the independent registered public accounting firm. The policy provides for pre-approval by the Committee of specifically defined audit and non-audit services after the Committee is provided with the appropriate level of details regarding the specific services to be provided. The policy does not permit delegation of the Committee’s authority to management. In the event the need for specific services arises between Committee meetings, the Committee has delegated to the Chairperson of the Committee authority to approve permitted services provided that the Chairperson reports any decisions to the Committee at its next scheduled meeting. The principal accounting fees billed to Alliant Energy by its independent registered public accounting firm, all of which were approved in advance by the Committee, directly related and allocated to IPL for 2008 and 2007 were as follows (in thousands):

	2008		2007
	Fees	% of Total	Fees	% of Total
Audit fees	$1,138	79%	$1,035	53%
Audit-related fees	261	18%	818	41%
Tax fees	21	2%	115	6%
All other fees	13	1%	3	--%
	$1,433	100%	$1,971	100%

Audit-related fees for 2008 and 2007 consisted of the fees billed for services rendered related to employee benefits plan audits and attest services not required by statute or regulations. Audit-related fees for 2008 and 2007 also consisted of the fees billed for services rendered related to IPL’s electric transmission assets sale agreement. Tax fees consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning, including all services performed by the tax professional staff of affiliates of the independent registered public accounting firm, except those rendered in connection with the audit. All other fees consisted of education programs, seminars and license fees for accounting research software products. The Committee does not consider the provision of non-audit services by the independent registered public accounting firm described above to be incompatible with maintaining independent registered public accounting firm independence.

WPL

The information required by Item 14 is incorporated herein by reference to the relevant information under the caption “Report of the Audit Committee” in the 2009 WPL Proxy Statement, which will be filed with the SEC within 120 days after the end of WPL’s fiscal year.

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

4.1

Second Amended and Restated Five Year Credit Agreement, dated Nov. 7, 2006, among Alliant Energy and the Banks set forth therein (incorporated by reference to Exhibit 99.1 to Alliant Energy’s Form 8-K, dated Nov. 7, 2006 (File No. 1-9894))

4.2

Amended and Restated Rights Agreement, dated as of Dec. 11, 2008, between Alliant Energy and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Registration Statement on Form 8-A/A, dated Dec. 11, 2008 (File No. 1-9894))

4.3

Second Amended and Restated Five Year Credit Agreement, dated Nov. 7, 2006, among WPL and the Banks set forth therein (incorporated by reference to Exhibit 99.3 to WPL’s Form 8-K, dated Nov. 7, 2006 (File No. 0-337))

4.4

Indenture, dated as of June 20, 1997, between WPL and Wells Fargo Bank, N.A., Successor, as Trustee, relating to debt securities (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WPL’s Registration Statement on Form S-3 (Registration No. 033-60917))

4.5	Officers’ Certificate, dated as of March 1, 2000, creating WPL’s 7-5/8% debentures due March 1, 2010 (incorporated by reference to Exhibit 4 to WPL’s Form 8-K, dated March 1, 2000 (File No. 0-337))

4.6	Officers’ Certificate, dated as of July 28, 2004, creating WPL’s 6.25% debentures due July 31, 2034 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, dated July 28, 2004 (File No. 0-337))

4.7	Officers’ Certificate, dated as of Aug. 8, 2007, creating WPL’s 6.375% debentures due Aug. 15, 2037 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, dated Aug. 8, 2007 (File No. 0-337))

4.8	Officer’s Certificate, dated Oct. 1, 2008, creating WPL’s 7.60% Debentures due Oct. 1, 2038 (incorporated by reference to Exhibit 4.2 to WPL’s Form 8-K, dated Oct. 1, 2008 (File No. 0-337))

4.9

Second Amended and Restated Five Year Credit Agreement, dated Nov. 7, 2006, among IPL and the Banks set forth therein (incorporated by reference to Exhibit 99.2 to IPL’s Form 8-K, dated Nov. 7, 2006 (File No. 0-4117-1))

4.10

Indenture (For Senior Unsecured Debt Securities), dated as of Aug. 1, 1997, between IPL and The Bank of New York Mellon Trust Co., N.A. (formerly known as (f/k/a) The Bank of New York Trust Co., N.A.), successor, as Trustee (incorporated by reference to Exhibit 4(j) to IPL’s Registration Statement, File No. 333-32097)

4.11

Indenture (For Senior Unsecured Debt Securities), dated as of Aug. 20, 2003, between IPL and The Bank of New York Mellon Trust Co., N.A. (f/k/a The Bank of New York Trust Co., N.A.), as Trustee (incorporated by reference to Exhibit 4.11 to IPL’s Registration Statement on Form S-3 (Registration No. 333-108199))

4.12

Officer’s Certificate, dated as of Aug. 4, 1997, creating IPL’s 6-5/8% Senior Debentures, Series A, due Aug. 1, 2009 (incorporated by reference to Exhibit 4.12 to IPL’s Form 10-K for the year 2000 (File No. 0-4117-1))

4.13

Officers’ Certificate, dated as of March 6, 2001, creating IPL’s 6-3/4% Series B Senior Debentures due March 15, 2011 (incorporated by reference to Exhibit 4 to IPL’s Form 8-K, dated March 6, 2001 (File No. 0-4117-1))

4.14

Officer’s Certificate, dated Sep. 10, 2003, creating IPL’s 5.875% Senior Debentures due Sep. 15, 2018 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated Sep. 10, 2003 (File No. 0-4117-1))

4.15

Officer’s Certificate, dated Oct. 14, 2003, creating IPL’s 6.45% Senior Debentures due Oct. 15, 2033 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated Oct. 14, 2003 (File No. 0-4117-1))

4.16	Officer’s Certificate, dated May 3, 2004, creating IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated May 3, 2004 (File No. 0-4117-1))

4.16a

Officer’s Certificate, dated as of Aug. 2, 2004, reopening IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated Aug. 2, 2004 (File No. 0-4117-1))

4.17

Officer’s Certificate, dated as of July 18, 2005, creating IPL’s 5.50% Senior Debentures due July 15, 2025 (incorporated by reference to Exhibit 4 to IPL’s Form 8-K, dated July 18, 2005 (File No. 0-4117-1))

4.18	Officer’s Certificate, dated Oct. 1, 2008, creating IPL’s 7.25% Senior Debentures due Oct. 1, 2018 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated Oct. 1, 2008 (File No. 0-4117-1))

4.19

Indenture, dated as of Nov. 4, 1999, among Resources, Alliant Energy, as Guarantor, and U.S. Bank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to Resources’ and Alliant Energy’s Registration Statement on Form S-4 (Registration No. 333-92859)), and the indentures supplemental thereto dated, respectively, Nov. 4, 1999, Feb. 1, 2000 and Nov. 25, 2008 (Exhibit 4.2 to Registration No. 333-92859, Exhibit 99.4 to Alliant Energy’s Form 8-K dated Feb. 1, 2000 and filed herewith (File No. 1-9894))

10.1	Operating Agreement of ATC, dated as of Jan. 1, 2001 (incorporated by reference to Exhibit 10.16 to WPL’s Form 10-K for the year 2000 (File No. 0-337))

10.2

Master Supply Agreement between Corporate Services, as agent for IPL and WPL, and Vestas-American Wind Technology, Inc., effective June 1, 2008 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-9894)) (a)

(a) Portions of this exhibit have been redacted and are subject to confidential treatment as filed with the Secretary of the SEC pursuant to Rule 24b-2. The redacted material has been filed separately with the SEC.

10.3#	Alliant Energy Long-Term Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 1999 (File No. 1-9894))

10.4#

Alliant Energy Amended and Restated 2002 Equity Incentive Plan (EIP) (incorporated by reference to Appendix A to Alliant Energy’s definitive proxy statement filed on Schedule 14A on April 5, 2006 (File No. 1-9894))

10.4a#

Form of Non-qualified Stock Option Agreement pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2004 (File No. 1-9894))

10.4b#	Form of Restricted Stock Agreement pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2004 (File No. 1-9894))

10.4c#	Form of Performance Share Agreement pursuant to the Alliant Energy EIP

10.4d#	Form of Performance Contingent Restricted Stock Agreement pursuant to the Alliant Energy EIP

10.5#	Alliant Energy Deferred Compensation Plan, as amended and restated effective Jan. 1, 2008 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, dated Nov. 1, 2007 (File No. 1-9894))

10.6#	Alliant Energy Rabbi Trust Agreement for Deferred Compensation Plans (incorporated by reference to Exhibit 10.19 to Alliant Energy’s Form 10-K for the year 2005 (File No. 1-9894))

10.7#	Alliant Energy Excess Retirement Plan (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2008 (File No. 1-9894))

10.8#

Form of Supplemental Retirement Plan Agreement (SRP) by and between Alliant Energy and each of W.D. Harvey, E.G. Protsch and B.J. Swan (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, dated Dec. 10, 2008 (File No. 1-9894))

10.9#

Form of SRP by and between Alliant Energy and each of T.L. Aller, T.L. Hanson, P. Howard Moore and P.L. Kampling (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 8-K, dated Dec. 10, 2008 (File No. 1-9894))

10.10#	Form of SRP by and between Alliant Energy and D.K. Doyle (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 8-K, dated Dec. 10, 2008 (File No. 1-9894))

10.11#

Form of Key Executive Employment and Severance Agreement (KEESA), by and between Alliant Energy and each of W.D. Harvey, E.G. Protsch and B.J. Swan (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-9894))

10.12#

Form of KEESA, by and between Alliant Energy and each of T.L. Aller, D.K. Doyle, T.L. Hanson, P.L. Kampling and P. Howard Moore (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-9894))

10.13#

Executive Severance Benefit under the Alliant Energy Severance Plan Summary Plan Description, effective March 19, 2008 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, dated March 19, 2008 (File No. 1-9894))

10.14#

Summary of Compensation and Benefits for Non-Employee Directors of Alliant Energy, IPL and WPL, effective Jan. 1, 2008 (incorporated by reference to Exhibit 10.15 to Alliant Energy’s Form 10-K for the year 2007 (File No. 1-9894))

10.15#	2009 Management Incentive Compensation Plan Summary (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, dated Feb. 11, 2009 (File No. 1-9894))

12.1	Ratio of Earnings to Fixed Charges for Alliant Energy

12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL

12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for WPL

21.1	Subsidiaries of Alliant Energy

21.2	Subsidiary of WPL

23.1	Consent of Independent Registered Public Accounting Firm for Alliant Energy

23.2	Consent of Independent Registered Public Accounting Firm for IPL

23.3	Consent of Independent Registered Public Accounting Firm for WPL

31.1	Certification of the Chairman, President and CEO for Alliant Energy

31.2	Certification of the Vice President-CFO and Treasurer for Alliant Energy

31.3	Certification of the Chairman and CEO for IPL

31.4	Certification of the Vice President-CFO and Treasurer for IPL

31.5	Certification of the Chairman and CEO for WPL

31.6	Certification of the Vice President-CFO and Treasurer for WPL

32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy

32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL

32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

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
(in millions)

Valuation and Qualifying Accounts Which are Deducted in the Balance Sheet From the Assets to Which They Apply:

Accumulated Provision for Uncollectible Accounts:
Alliant Energy Corporation
Year ended Dec. 31, 2008	$4.4	$10.0	$1.2	$8.4	$7.2
Year ended Dec. 31, 2007	4.0	7.6	1.6	8.8	4.4
Year ended Dec. 31, 2006	5.8	6.5	1.3	9.6	4.0
Interstate Power and Light Company
Year ended Dec. 31, 2008	$1.9	$9.7	$--	$7.4	$4.2
Year ended Dec. 31, 2007	2.0	6.6	--	6.7	1.9
Year ended Dec. 31, 2006	2.5	6.3	--	6.8	2.0
Wisconsin Power and Light Company
Year ended Dec. 31, 2008	$1.4	$0.1	$1.2	$0.9	$1.8
Year ended Dec. 31, 2007	1.6	0.2	1.6	2.0	1.4
Year ended Dec. 31, 2006	2.7	0.1	1.3	2.5	1.6

Note: The above provisions relate to various customer, notes and other receivable balances included in various line items on the respective Consolidated Balance Sheets.

Deferred Tax Asset Valuation Allowances:
Alliant Energy Corporation
Year ended Dec. 31, 2008	$34.0	$5.0	$--	$6.4	$32.6
Year ended Dec. 31, 2007	53.2	5.1	--	24.3	34.0
Year ended Dec. 31, 2006	47.8	12.5	--	7.1	53.2
Interstate Power and Light Company
Year ended Dec. 31, 2008	$--	$--	$--	$--	$--
Year ended Dec. 31, 2007	--	--	--	--	--
Year ended Dec. 31, 2006	--	--	--	--	--
Wisconsin Power and Light Company
Year ended Dec. 31, 2008	$--	$--	$--	$--	$--
Year ended Dec. 31, 2007	--	--	--	--	--
Year ended Dec. 31, 2006	--	--	--	--	--

Other Reserves:

Accumulated Provision for Other Reserves (c):
Alliant Energy Corporation
Year ended Dec. 31, 2008	$16.4	$9.1	$--	$7.6	$17.9
Year ended Dec. 31, 2007	14.5	6.4	--	4.5	16.4
Year ended Dec. 31, 2006	21.7	8.4	--	15.6	14.5
Interstate Power and Light Company
Year ended Dec. 31, 2008	$7.1	$3.5	$--	$3.5	$7.1
Year ended Dec. 31, 2007	8.0	2.4	--	3.3	7.1
Year ended Dec. 31, 2006	12.0	4.4	--	8.4	8.0
Wisconsin Power and Light Company
Year ended Dec. 31, 2008	$6.9	$2.8	$--	$2.6	$7.1
Year ended Dec. 31, 2007	5.0	2.2	--	0.3	6.9
Year ended Dec. 31, 2006	4.7	1.7	--	1.4	5.0

(a)	Accumulated provision for uncollectible accounts: In accordance with its regulatory treatment, certain amounts provided by Wisconsin Power and Light Company are recorded in regulatory assets.
(b)

Deductions are of the nature for which the reserves were created. In the case of the accumulated provision for uncollectible accounts, deductions from this reserve are reduced by recoveries of amounts previously written off.

(c)	Other reserves are largely related to injury and damage claims arising in the ordinary course of business.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February 2009.

ALLIANT ENERGY CORPORATION

By: /s/	William D. Harvey
William D. Harvey
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February 2009.

/s/ William D. Harvey	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)
William D. Harvey

/s/ Patricia L. Kampling	Vice President-Chief Financial Officer and Treasurer (Principal Financial Officer)
Patricia L. Kampling

/s/ Thomas L. Hanson	Vice President-Controller and Chief Accounting Officer (Principal Accounting Officer)
Thomas L. Hanson

/s/ Michael L. Bennett	Director	/s/ Singleton B. McAllister	Director	/s/ David A. Perdue	Director
Michael L. Bennett		Singleton B. McAllister		David A. Perdue

/s/ Darryl B. Hazel	Director	/s/ Ann K. Newhall	Director	/s/ Judith D. Pyle	Director
Darryl B. Hazel		Ann K. Newhall		Judith D. Pyle

/s/ James A. Leach	Director	/s/ Dean C. Oestreich	Director	/s/ Carol P. Sanders	Director
James A. Leach		Dean C. Oestreich		Carol P. Sanders

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February 2009.

INTERSTATE POWER AND LIGHT COMPANY

By: /s/	William D. Harvey
William D. Harvey
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February 2009.

/s/ William D. Harvey	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
William D. Harvey

/s/ Patricia L. Kampling	Vice President-Chief Financial Officer and Treasurer (Principal Financial Officer)
Patricia L. Kampling

/s/ Thomas L. Hanson	Vice President-Controller and Chief Accounting Officer (Principal Accounting Officer)
Thomas L. Hanson

/s/ Michael L. Bennett	Director	/s/ Singleton B. McAllister	Director	/s/ David A. Perdue	Director
Michael L. Bennett		Singleton B. McAllister		David A. Perdue

/s/ Darryl B. Hazel	Director	/s/ Ann K. Newhall	Director	/s/ Judith D. Pyle	Director
Darryl B. Hazel		Ann K. Newhall		Judith D. Pyle

/s/ James A. Leach	Director	/s/ Dean C. Oestreich	Director	/s/ Carol P. Sanders	Director
James A. Leach		Dean C. Oestreich		Carol P. Sanders

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February 2009.

WISCONSIN POWER AND LIGHT COMPANY

By: /s/	William D. Harvey
William D. Harvey
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February 2009.

/s/ William D. Harvey	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
William D. Harvey

/s/ Patricia L. Kampling	Vice President-Chief Financial Officer and Treasurer (Principal Financial Officer)
Patricia L. Kampling

/s/ Thomas L. Hanson	Vice President-Controller and Chief Accounting Officer (Principal Accounting Officer)
Thomas L. Hanson

/s/ Michael L. Bennett	Director	/s/Singleton B. McAllister	Director	/s/ David A. Perdue	Director
Michael L. Bennett		Singleton B. McAllister		David A. Perdue

/s/ Darryl B. Hazel	Director	/s/Ann K. Newhall	Director	/s/ Judith D. Pyle	Director
Darryl B. Hazel		Ann K. Newhall		Judith D. Pyle

/s/ James A. Leach	Director	/s/Dean C. Oestreich	Director	/s/ Carol P. Sanders	Director
James A. Leach		Dean C. Oestreich		Carol P. Sanders

ALLIANT ENERGY CORPORATION

INTERSTATE POWER AND LIGHT COMPANY

WISCONSIN POWER AND LIGHT COMPANY

Exhibit Index to Annual Report on Form 10-K

For the fiscal year ended Dec. 31, 2008

Exhibit

Number	Description

4.19	Fifth Supplemental Indenture, dated as of Nov. 25, 2008, among Resources, Alliant Energy, as Guarantor, and U.S. Bank, N.A. as Trustee
10.4c	Form of Performance Share Agreement pursuant to the Alliant Energy EIP
10.4d	Form of Performance Contingent Restricted Stock Agreement pursuant to the Alliant Energy EIP
12.1	Ratio of Earnings to Fixed Charges for Alliant Energy
12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL
12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for WPL
21.1	Subsidiaries of Alliant Energy
21.2	Subsidiary of WPL
23.1	Consent of Independent Registered Public Accounting Firm for Alliant Energy
23.2	Consent of Independent Registered Public Accounting Firm for IPL
23.3	Consent of Independent Registered Public Accounting Firm for WPL
31.1	Certification of the Chairman, President and CEO for Alliant Energy
31.2	Certification of the Vice President-CFO and Treasurer for Alliant Energy
31.3	Certification of the Chairman and CEO for IPL
31.4	Certification of the Vice President-CFO and Treasurer for IPL
31.5	Certification of the Chairman and CEO for WPL
31.6	Certification of the Vice President-CFO and Treasurer for WPL
32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL