Form 10-Q
period 2009-03-31
INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2009-05-04
CIK 52485, 107832, 352541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Smaller
	Large			Reporting
	Accelerated	Accelerated	Non-accelerated	Company
	Filer	Filer	Filer	Filer
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of each class of common stock as of April 30, 2009:

Alliant Energy Corporation	Common stock, $0.01 par value, 110,637,676 shares outstanding
Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are
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
•

impacts that storms or natural disasters in their service territories may have on their operations, including uncertainties associated with efforts to remediate the effects of the June 2008 Midwest flooding, reimbursement of storm-related costs covered by insurance, anticipated amount of operating and maintenance expenses, levels of steam margins, rate relief for costs associated with restoration and impacts of the flooding on the economic conditions of the affected service territories;

•

issues associated with environmental remediation efforts and with environmental compliance generally, including changing environmental laws and regulations and the ability to recover through rates all environmental compliance costs;

•	potential impacts of any future laws or regulations regarding global climate change or carbon emissions reductions;
•	the growth rate of ethanol and biodiesel production in their service territories;
•	continued access to the capital markets under competitive terms and rates;
•	weather effects on results of operations;
•	financial impacts of hedging strategies, including the impact of weather hedges on earnings;
•	sales and project execution for RMT, Inc. and the level of growth in the wind development market;
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
•

Alliant Energy’s ability to successfully defend against, and any liabilities arising out of, the purported shareowner derivative complaint stemming from the Exchangeable Senior Notes due 2030 litigation;

•

Alliant Energy’s ability to successfully defend against, and any liabilities arising out of, the alleged violation of the Employee Retirement Income Security Act of 1974 by Alliant Energy’s Cash Balance Pension Plan;

•	current or future litigation, regulatory investigations, proceedings or inquiries;
•	Alliant Energy’s ability to sustain its dividend payout ratio goal;
•	the direct or indirect effects resulting from terrorist incidents or responses to such incidents;
•	employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages;
•	access to technological developments;
•	any material post-closing adjustments related to any of their past asset divestitures;
•	the impact of necessary accruals for the terms of incentive compensation plans;
•	the effect of accounting pronouncements issued periodically by standard-setting bodies;
•	the ability to continue cost controls and operational efficiencies;
•	increased retirement plan costs due to decreases in market value of plan assets;
•	the ability to utilize tax capital losses and net operating losses generated to date, and those that may be generated in the future, before they expire;
•	the ability to successfully complete ongoing tax audits and appeals with no material impact on earnings and cash flows;
•	inflation and interest rates; and
•	factors listed in Item 1A Risk Factors and “Other Matters - Other Future Considerations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MDA).

Alliant Energy, IPL and WPL assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008

	(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$608.1	$567.7
Gas	264.6	308.5
Other	31.0	17.9
Non-regulated	46.2	97.9
	949.9	992.0

Operating expenses:
Utility:
Electric production fuel and purchased power	322.4	277.9
Electric transmission service	58.7	45.7
Cost of gas sold	199.1	232.1
Other operation and maintenance	160.5	142.7
Non-regulated operation and maintenance	44.5	80.8
Depreciation and amortization	65.1	61.6
Taxes other than income taxes	25.9	26.1
	876.2	866.9

Operating income	73.7	125.1

Interest expense and other:
Interest expense	35.7	29.7
Equity income from unconsolidated investments, net	(9.2)	(7.5)
Allowance for funds used during construction	(9.5)	(3.2)
Interest income and other	(1.7)	(7.1)
	15.3	11.9

Income before income taxes	58.4	113.2

Income tax expense (benefit)	(18.9)	40.4

Net income	77.3	72.8

Preferred dividend requirements of subsidiaries	4.7	4.7

Net income attributable to Alliant Energy Corporation common shareowners	$72.6	$68.1

Weighted average number of common shares outstanding (basic) (000s)	110,218	110,148

Weighted average number of common shares outstanding (diluted) (000s)	110,305	110,304

Earnings per weighted average common share (basic and diluted)	$0.66	$0.62

Dividends declared per common share	$0.375	$0.35

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2009	2008

	(in millions)

Property, plant and equipment:
Utility:
Electric plant in service	$6,126.3	$6,018.8
Gas plant in service	765.2	761.6
Other plant in service	485.7	481.0
Accumulated depreciation	(2,806.9)	(2,766.2)
Net plant	4,570.3	4,495.2
Construction work in progress:
Whispering Willow - East Wind Project	272.9	189.4
Other	321.7	294.2
Other, less accumulated depreciation	51.6	22.4
Total utility	5,216.5	5,001.2
Non-regulated and other:
Non-regulated Generation, less accumulated depreciation	227.7	230.1
Alliant Energy Corporate Services, Inc. and other, less accumulated depreciation	128.7	122.2
Total non-regulated and other	356.4	352.3
	5,572.9	5,353.5

Current assets:
Cash and cash equivalents	283.7	346.9
Accounts receivable:
Customer, less allowance for doubtful accounts	138.8	233.9
Unbilled utility revenues	127.2	186.2
Other, less allowance for doubtful accounts	170.4	138.6
Income tax refunds receivable	117.6	67.7
Production fuel, at weighted average cost	105.9	111.7
Materials and supplies, at weighted average cost	57.6	55.8
Gas stored underground, at weighted average cost	17.9	75.0
Regulatory assets	117.3	101.6
Derivative assets	7.3	18.1
Other	87.2	110.1
	1,230.9	1,445.6

Investments:
Investment in American Transmission Company LLC	201.4	195.1
Other	61.2	60.9
	262.6	256.0

Other assets:
Regulatory assets	962.2	933.1
Deferred charges and other	210.8	213.3
	1,173.0	1,146.4

Total assets	$8,239.4	$8,201.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31,	December 31,
CAPITALIZATION AND LIABILITIES	2009	2008

	(in millions, except per share and share amounts)
Capitalization:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - authorized 240,000,000 shares;
outstanding 110,635,027 and 110,449,099 shares	$1.1	$1.1
Additional paid-in capital	1,497.0	1,494.9
Retained earnings	1,367.4	1,336.2
Accumulated other comprehensive loss	(1.5)	(1.4)
Shares in deferred compensation trust - 248,797 and 238,241 shares
at a weighted average cost of $30.67 and $30.79 per share	(7.6)	(7.3)
Total Alliant Energy Corporation common equity	2,856.4	2,823.5
Cumulative preferred stock of IPL	183.8	183.8
Noncontrolling interest	2.1	2.1
Total equity	3,042.3	3,009.4
Cumulative preferred stock of WPL	60.0	60.0
Long-term debt, net (excluding current portion)	1,648.5	1,748.3
	4,750.8	4,817.7

Current liabilities:
Current maturities of long-term debt	236.4	136.4
Commercial paper	100.8	86.1
Accounts payable	359.8	425.1
Regulatory liabilities	74.8	101.9
Accrued taxes	40.4	52.5
Derivative liabilities	84.1	78.6
Other	156.3	157.6
	1,052.6	1,038.2

Other long-term liabilities and deferred credits:
Deferred income taxes	1,019.7	971.2
Regulatory liabilities	651.6	637.9
Pension and other benefit obligations	516.4	513.9
Other	248.3	222.6
	2,436.0	2,345.6

Total capitalization and liabilities	$8,239.4	$8,201.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008

	(in millions)
Cash flows from operating activities:
Net income	$77.3	$72.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	65.1	61.6
Other amortizations	10.7	11.8
Deferred tax expense (benefit) and investment tax credits	26.1	(1.3)
Equity income from unconsolidated investments, net	(9.2)	(7.5)
Distributions from equity method investments	7.3	6.4
Other	(6.4)	0.3
Other changes in assets and liabilities:
Accounts receivable	(2.0)	(47.6)
Sale of accounts receivable	125.0	(75.0)
Income tax refunds receivable	(49.9)	13.4
Gas stored underground	57.1	57.6
Regulatory assets	(57.5)	5.8
Prepaid gas costs	18.2	5.9
Accounts payable	(38.2)	(9.7)
Derivative liabilities	35.1	(23.3)
Deferred revenues	(2.5)	32.3
Deferred income taxes	21.7	17.9
Accrued incentive compensation and other	(10.3)	(29.8)
Net cash flows from operating activities	267.6	91.6

Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(295.6)	(126.5)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(17.4)	(6.3)
Advances for customer energy efficiency projects	(8.6)	(1.0)
Collections of advances for customer energy efficiency projects	12.2	16.0
Other	(2.0)	1.5
Net cash flows used for investing activities	(311.4)	(116.3)

Cash flows used for financing activities:
Common stock dividends	(41.4)	(38.6)
Preferred dividends paid by subsidiaries	(4.7)	(4.7)
Net change in short-term borrowings	14.7	(28.3)
Changes in cash overdrafts	12.5	(16.9)
Other	(0.5)	-
Net cash flows used for financing activities	(19.4)	(88.5)

Net decrease in cash and cash equivalents	(63.2)	(113.2)
Cash and cash equivalents at beginning of period	346.9	745.6
Cash and cash equivalents at end of period	$283.7	$632.4

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three months ended March 31, 2009 and 2008, the condensed consolidated financial position at March 31, 2009 and Dec. 31, 2008, and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 have been made. Results for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2009. A change in management’s estimates or assumptions could have a material impact on Alliant Energy’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(b) Regulatory Assets and Liabilities -

Derivatives - IPL and WPL generally record regulatory assets or liabilities to offset the changes in fair value of derivatives, based on the fuel and natural gas recovery mechanisms in place, as well as other specific regulatory authorizations. Refer to Note 11(a) for information regarding the changes in fair value of derivatives during the first quarter of 2009, which IPL and WPL recognized in regulatory assets and liabilities.

Costs for Proposed Base-load, Clean Air Compliance and Wind Projects - IPL and WPL have incurred expenditures for the planning and siting of certain proposed base-load, clean air compliance and wind projects. Cumulative costs for these projects were primarily recorded in “Other assets - regulatory assets” as follows (in millions):

	Alliant Energy		IPL		WPL

	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
	2009	2008	2009	2008	2009	2008

IPL’s base-load project	$31.1	$30.2	$31.1	$30.2	$--	$--
WPL’s base-load project	30.0	35.6	--	--	30.0	35.6
Clean air compliance projects	17.5	20.7	9.0	12.5	8.5	8.2
Wind projects	1.2	1.4	--	--	1.2	1.4

	$79.8	$87.9	$40.1	$42.7	$39.7	$45.2

IPL’s Base-Load Project - In March 2009, IPL and its joint partners decided not to proceed with the construction of the proposed 630 megawatt (MW) coal-fired electric generating facility in Marshalltown, Iowa referred to as Sutherland #4. In March 2009, IPL filed with the Iowa Utilities Board (IUB) a request to increase retail electric rates, which includes the recovery of the Iowa retail portion of the Sutherland #4 costs in the above table over a five-year period. IPL expects the IUB to issue its decision regarding the retail electric rate increase and the recovery of the Iowa retail portion of the Sutherland #4 capitalized expenditures in the first quarter of 2010. In March 2009, IPL filed a petition with the Minnesota Public Utilities Commission (MPUC) requesting approval of deferred accounting treatment for the Minnesota retail portion of the Sutherland #4 costs in the above table. If approved, recovery of deferred costs related to Sutherland #4 would be considered in a future regulatory proceeding in Minnesota.

WPL’s Base-Load Project - In December 2008, the Public Service Commission of Wisconsin (PSCW) issued a written order denying WPL’s application to construct a 300 MW coal-fired electric generating facility in Cassville, Wisconsin referred to as Nelson Dewey #3. In December 2008, WPL received approval from the PSCW to recover $9 million over a two-year period ending December 2010 for the retail portion of the Nelson Dewey #3 costs incurred through December 2007. WPL plans to pursue recovery of the remaining retail portion of the costs in the above table in its next retail rate case expected to be filed in May 2009. In April 2009, WPL executed an agreement with its wholesale customers to recover $4 million of the wholesale portion of the capitalized expenditures for the Nelson Dewey #3 project in the above table that were incurred by WPL through December 2008. WPL expects to recover the $4 million of capitalized expenditures from its wholesale customers over a one-year period ending May 2010.

While IPL and WPL believe the regulatory assets recognized as of March 31, 2009 in the above table are probable of future recovery, no assurance can be made that IPL and WPL will recover all of these regulatory assets in future rates.

Fuel Cost Recovery - Refer to Note 2 for discussion of certain utility rate refund reserves recorded as regulatory liabilities on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets as of March 31, 2009.

Duane Arnold Energy Center (DAEC) Spent Nuclear Fuel Litigation Settlement - Refer to Note 12(g) for discussion of a regulatory liability on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets at March 31, 2009 related to a DAEC spent nuclear fuel litigation settlement.

(c) Cash and Cash Equivalents - At March 31, 2009 and Dec. 31, 2008, the majority of Alliant Energy’s cash and cash equivalents were invested in money market funds providing daily liquidity. The yield on these funds can fluctuate daily. Information on Alliant Energy’s cash and cash equivalents was as follows (dollars in millions):

	March 31, 2009	Dec. 31, 2008

Total cash and cash equivalents	$284	$347
Money market fund investments	$279	$339
Interest rates on money market fund investments	0.65 - 0.90%	1.43 - 1.83%

(d) Utility Property, Plant and Equipment -

Allowance For Funds Used During Construction (AFUDC) - The amount of AFUDC generated by equity and debt components for the three months ended March 31 was as follows (in millions):

	Alliant Energy		IPL		WPL

	2009	2008	2009	2008	2009	2008

Equity	$7.3	$2.1	$6.7	$0.8	$0.6	$1.3
Debt	2.2	1.1	1.9	0.5	0.3	0.6

	$9.5	$3.2	$8.6	$1.3	$0.9	$1.9

The increase in Alliant Energy’s and IPL’s AFUDC was primarily due to AFUDC recognized in the first quarter of 2009 for IPL’s Whispering Willow - East wind project.

WPL Wind Projects - In March 2009, WPL purchased an approximately 400 MW wind project site in Freeborn County, Minnesota and development rights to an approximately 100 MW wind site in Green Lake and Fond du Lac Counties in Wisconsin. WPL plans to use 200 MW of the capacity from the site in Freeborn County, Minnesota for its proposed Bent Tree wind project. The aggregate cost for these two wind sites of $31 million was recorded in “Other property, plant and equipment” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets as of March 31, 2009.

(e) Supplemental Financial Information - The other (income) and deductions included in “Interest income and other” in Alliant Energy’s Condensed Consolidated Statements of Income for the three months ended March 31 were as follows (in millions):

	2009	2008

Interest income	($1.6)	($6.9)
Other	(0.1)	(0.2)

	($1.7)	($7.1)

The supplemental cash flows information for Alliant Energy’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31 was as follows (in millions):

	2009	2008

Cash paid during the period for:
Interest, net of capitalized interest	$41.8	$44.0
Income taxes, net of refunds	3.2	10.9

(f) New Accounting Pronouncements -

Financial Accounting Standards Board (FASB) Staff Position (FSP) Statement of Financial Accounting Standards (SFAS) 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, which is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP SFAS 115-2 and SFAS 124-2 also requires increased and more timely disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. Alliant Energy, IPL and WPL are required to adopt FSP SFAS 115-2 and SFAS 124-2 by June 30, 2009. FSP SFAS 115-2 and SFAS 124-2 is not expected to have any material impact on their financial condition and results of operations.

FSP SFAS 107-1 and Accounting Principles Board Opinion (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, which requires quarterly qualitative and quantitative disclosures about fair value estimates for financial instruments not measured on the balance sheet at fair value. Alliant Energy, IPL and WPL are required to adopt FSP SFAS 107-1 and APB 28-1 by June 30, 2009. Because FSP SFAS 107-1 and APB 28-1 provides only disclosure requirements, the adoption of this standard will not have any impact on their financial condition and results of operations.

FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”

In December 2008, the FASB issued FSP SFAS 132(R)-1, which amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about plan assets of a defined benefit pension or other postretirement plan. Disclosures include investment policies and strategies, categories of plan assets, fair value of plan assets and significant concentrations of risk. Alliant Energy, IPL and WPL are required to adopt FSP SFAS 132(R)-1 by Dec. 31, 2009. Because FSP SFAS 132(R)-1 provides only disclosure requirements, the adoption of this standard will not have any impact on their financial condition and results of operations.

Emerging Issues Task Force (EITF) Issue 08-6, “Equity Method Investment Accounting Considerations”

In November 2008, the FASB issued EITF Issue 08-6, which considered the effects of the issuances of SFAS 141(R) and SFAS 160 on an entity’s application of the equity method under APB 18, “The Equity Method of Accounting for Investments in Common Stock.” EITF Issue 08-6 addresses questions that have arisen regarding the application of equity method accounting guidance because of the significant changes to the guidance on business combinations and subsidiary equity transactions and the increased use of fair value measurements as a result of these pronouncements. Alliant Energy, IPL and WPL are required to adopt EITF Issue 08-6 beginning with transactions occurring in 2009. Because the provisions of EITF Issue 08-6 are only applied prospectively to transactions after adoption, the impact to Alliant Energy, IPL and WPL cannot be determined until any such transactions occur.

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

SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”

In March 2008, the FASB issued SFAS 161, which requires enhanced qualitative and quantitative disclosures about an entity’s derivative and hedging activities. Alliant Energy, IPL and WPL adopted SFAS 161 on Jan. 1, 2009. Because SFAS 161 provides only disclosure requirements, the adoption of this standard did not have any impact on their financial condition or results of operations. Refer to Note 11(a) for disclosures about derivative instruments and hedging activities required by SFAS 161.

SFAS 141(R), “Business Combinations”

In December 2007, the FASB issued SFAS 141(R), which establishes principles and requirements for how the acquiring entity in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends and clarifies SFAS 141(R) and requires that an acquirer recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined then the acquirer follows the recognition criteria in SFAS 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. Alliant Energy, IPL and WPL adopted SFAS 141(R) and FSP SFAS 141(R)-1 on Jan. 1, 2009. Because the provisions of SFAS 141(R) and FSP SFAS 141(R)-1 are only applied prospectively to business combinations after adoption, the impact to Alliant Energy, IPL and WPL cannot be determined until any business combinations occur.

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

SFAS 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. Alliant Energy, IPL and WPL adopted SFAS 157 on Jan. 1, 2008 for financial instruments with no material impact on their financial condition and results of operations. In February 2008, the FASB issued FSP SFAS 157-2, “Effective Date of SFAS 157.” Alliant Energy, IPL and WPL adopted FSP SFAS 157-2 on Jan. 1, 2009 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities with no material impact on their financial condition and results of operations. In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance on determining fair values when there is no active market or where the price inputs being used represent distressed sales. Alliant Energy, IPL and WPL are required to adopt FSP SFAS 157-4 by June 30, 2009. FSP SFAS 157-4 is not expected to have any material impact on their financial condition and results of operations. Refer to Note 10 for disclosures about fair value measurements required by SFAS 157.

(2) UTILITY RATE REFUNDS

WPL’s Fuel-related Retail Rate Refunds - In April 2009, the PSCW issued an order granting WPL’s request to refund the remaining $5 million related to the 2008 fuel-related retail rate case and the remaining $2 million related to the 2007 retail rate case to WPL’s electric retail customers in the second quarter of 2009. At March 31, 2009, WPL reserved $7 million, including interest, for these two refunds, which are expected to be paid in the second quarter of 2009.

MISO Revenue Sufficiency Guarantee (RSG) Resettlements - Refer to Note 12(f) for discussion of anticipated net benefits from a MISO RSG resettlement process and associated refunds of $3 million expected to be paid to WPL’s retail customers in the second quarter of 2009.

(3) COMPREHENSIVE INCOME

Alliant Energy’s comprehensive income, and the components of other comprehensive income (loss), net of taxes, for the three months ended March 31 were as follows (in millions):

	2009	2008

Net income attributable to Alliant Energy common shareowners	$72.6	$68.1
Unrealized holding gains on securities, net of tax	--	0.6
Less: reclassification adjustment for gains
included in net income, net of tax	0.1	--

Net unrealized gains (losses) on securities, net of tax	(0.1)	0.6

Other comprehensive income (loss)	(0.1)	0.6

Comprehensive income	$72.5	$68.7

(4) RECEIVABLES

(a) Sales of Accounts Receivable - At March 31, 2009 and Dec. 31, 2008, IPL had sold in the aggregate $150 million and $25 million, respectively, of accounts receivable. IPL received aggregate proceeds from the sales of accounts receivable and incurred costs associated with these sales for the three months ended March 31 as follows (in millions):

	2009	2008

Aggregate proceeds	$390.0	$25.0
Costs incurred	0.6	0.1

Refer to Note 12(c) for discussion of an alleged default under the Indenture for the Exchangeable Senior Notes due 2030 that could trigger a cross default provision under IPL’s sale of accounts receivable program agreement.

(b) Property Insurance Recoveries - Alliant Energy and IPL incurred covered flood losses related to the severe Midwest flooding in June 2008 that exceed the $100 million coverage limit under Alliant Energy’s property insurance policy. As of March 31, 2009, Alliant Energy and IPL received $34 million of payments for reimbursement of covered flood losses under the property insurance policy. Alliant Energy and IPL believe the remaining $66 million of coverage under the insurance policy is probable of recovery in the second or third quarter of 2009. Alliant Energy and IPL allocated the remaining coverage between expense ($31 million) and capital ($35 million) based on the percentage of covered flood losses charged to expense and capital accounts for the initial $100 million of covered flood losses incurred. The $31 million of remaining coverage allocated to expense was recorded as an increase in “Accounts receivable - other” on the Condensed Consolidated Balance Sheets of Alliant Energy and IPL at March 31, 2009. The $35 million of remaining coverage allocated to capital will be recorded in “Utility accumulated depreciation” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets in the period these amounts are received.

(c) Cash Collateral - As of March 31, 2009, IPL, WPL and Corporate Services had entered into numerous agreements to purchase electricity and natural gas to serve IPL’s and WPL’s utility customers. Exposure under certain of these agreements exceeded contractual limits, requiring IPL, WPL and Corporate Services to provide cash collateral to certain counterparties. The cash collateral was recorded in “Accounts receivable - other” on Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets as follows (in millions):

	March 31, 2009	Dec. 31, 2008

WPL	$31	$15
Corporate Services	12	2
IPL	1	--

Alliant Energy	$44	$17

(5) INCOME TAXES

The provision for income taxes is based on an estimated annual effective tax rate that excludes the impact of significant unusual or infrequently occurring items or extraordinary items. The effective tax rates for Alliant Energy, IPL and WPL differ from the federal statutory rate of 35% generally due to state income taxes, tax credits, effects of utility rate making, certain non-deductible expenses and the impacts of new tax legislation discussed below. The income tax rates for the three months ended March 31, 2009 and 2008 shown in the following table were computed by dividing income tax expense by income before income taxes.

	Alliant Energy		IPL		WPL

	2009	2008	2009	2008	2009	2008

Income tax rates	(32.4%)	35.7%	(174.3%)	35.4%	30.4%	36.8%

In February 2009, the Wisconsin Senate Bill 62 (SB 62) was enacted. The most significant provision of SB 62 for Alliant Energy, IPL and WPL requires combined reporting for corporate income taxation in Wisconsin beginning with tax returns filed for the calendar year ending Dec. 31, 2009. This provision will require all legal entities in which Alliant Energy owns a 50% or more interest to file as members of a unitary return in Wisconsin. As a result of this provision in SB 62 and in order to take advantage of efficiencies that may be available as a result of IPL and WPL sharing resources and facilities, WPL now plans on doing business in Iowa and accordingly plans to file as a member of the 2009 Iowa consolidated tax return.

In accordance with SFAS 109, “Accounting for Income Taxes,” deferred income tax assets and liabilities are recognized based on the amounts of temporary differences between the book and tax bases of assets and liabilities multiplied by the anticipated federal and state apportioned income tax rates effective when these timing differences are expected to reverse in the future. Expected changes in state apportioned income tax rates resulting from Wisconsin combined reporting requirements and WPL’s plans to be included in the Iowa consolidated tax return required Alliant Energy, IPL and WPL to adjust the carrying value of their deferred income tax assets and liabilities in the first quarter of 2009. These adjustments included reductions in the deferred tax assets for Wisconsin and Iowa capital loss carryforwards and associated valuation allowances of $11 million in the first quarter of 2009. The current provisions of SB 62 make it unlikely that Alliant Energy will be able to utilize the majority of its current Wisconsin net operating loss carryforwards before they expire. Therefore, the valuation allowance related to the Wisconsin net operating loss carryforwards was increased by $6 million in the first quarter of 2009.

Alliant Energy, IPL and WPL recognized net income tax benefits in the first quarter of 2009 of $40.4 million, $32.7 million and $2.4 million, respectively, related to the impacts of adjustments to the carrying value of deferred tax assets and liabilities caused by changes to state apportioned income tax rates for Wisconsin combined reporting requirements and WPL’s plans to be included in the Iowa consolidated tax return and adjustments to valuation allowances of deferred tax assets discussed in the previous paragraph. These net income tax benefits recognized in the first quarter of 2009 reduced Alliant Energy’s, IPL’s and WPL’s income tax rates for such period by 69.2%, 215.1% and 5.3%, respectively.

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans - The components of Alliant Energy’s qualified and non-qualified pension benefits and other postretirement benefits costs for the three months ended March 31 were as follows (in millions):

	Pension Benefits		Other Postretirement Benefits

	2009	2008	2009	2008

Service cost	$3.1	$4.1	$2.2	$2.1
Interest cost	13.6	13.7	3.8	3.8
Expected return on plan assets	(11.9)	(18.7)	(1.5)	(2.3)
Amortization of:
Prior service cost (credit)	0.5	0.7	(0.9)	(0.9)
Actuarial loss	8.0	1.0	1.5	0.9

	$13.3	$0.8	$5.1	$3.6

Alliant Energy estimates that funding for the qualified pension, non-qualified pension and other postretirement benefits plans during 2009 will be $50 million, $5 million and $21 million, respectively, of which $0, $1 million and $5 million, respectively, have been contributed through March 31, 2009.

Refer to Note 12(c) for discussion of a class action lawsuit filed against the Alliant Energy Cash Balance Pension Plan in 2008.

(b) Equity Incentive Plans - A summary of share-based compensation expense related to grants under Alliant Energy’s 2002 Equity Incentive Plan (EIP) and the related income tax benefits recognized for the three months ended March 31 was as follows (in millions):

	Alliant Energy		IPL		WPL

	2009	2008	2009	2008	2009	2008

Share-based compensation expense	$1.2	$0.9	$0.7	$0.5	$0.4	$0.4
Income tax benefits	0.5	0.4	0.3	0.2	0.2	0.1

As of March 31, 2009, total unrecognized compensation cost related to all share-based compensation awards was $11.8 million, which is expected to be recognized over a weighted average period of two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods.

Performance Shares - Alliant Energy anticipates making future payouts of its performance shares in cash; therefore, performance shares were accounted for as liability awards at March 31, 2009 and Dec. 31, 2008. A summary of the performance shares activity for the three months ended March 31 was as follows:

	2009	2008

	Shares (a)	Shares (a)

Nonvested shares at Jan. 1	208,579	221,834
Granted	152,735	65,516
Vested	(84,633)	(78,532)

Nonvested shares at March 31	276,681	208,818

(a)

Share amounts represent the target number of performance shares. The actual number of shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares.

Information related to nonvested performance shares and their fair values at March 31, 2009, by year of grant, was as follows:

	2009 Grant	2008 Grant	2007 Grant

Nonvested performance shares	152,735	65,516	58,430
Alliant Energy common stock closing price on March 31, 2009	$24.69	$24.69	$24.69
Estimated payout percentage based on performance criteria	92%	79%	83%
Fair values of each nonvested performance share	$22.71	$19.51	$20.49

At March 31, 2009, fair values of nonvested performance shares were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

In the first quarter of 2009 and 2008, Alliant Energy’s performance share payouts were valued at $4.1 million and $5.0 million, respectively, and consisted of a combination of cash and common stock (51,189 shares and 3,835 shares, respectively).

Restricted Stock - Restricted stock issued under the EIP consists of time-based and performance-contingent restricted stock.

Time-based restricted stock - A summary of the time-based restricted stock activity for the three months ended March 31 was as follows:

	2009		2008

		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value

Nonvested shares at Jan. 1	156,807	$32.80	165,832	$30.66
Granted	51,236	29.40	45,776	35.63
Vested	(35,225)	30.23	(35,300)	27.73
Forfeited	(3,235)	33.97	--	--

Nonvested shares at March 31	169,583	32.29	176,308	32.54

Performance-contingent restricted stock - A summary of the performance-contingent restricted stock activity for the three months ended March 31 was as follows:

	2009		2008

		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value

Nonvested shares at Jan. 1	124,185	$39.28	135,348	$32.42
Granted	101,822	23.67	65,516	40.49
Vested	--	--	(54,991)	28.20
Forfeited	--	--	(21,688)	28.19

Nonvested shares at March 31	226,007	32.25	124,185	39.28

Non-qualified Stock Options - A summary of the stock option activity for the three months ended March 31 was as follows:

	2009		2008

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at Jan. 1	497,183	$27.30	542,844	$27.45
Exercised	--	--	(24,429)	28.20

Outstanding and exercisable at March 31	497,183	27.30	518,415	27.41

The weighted average remaining contractual term for options outstanding and exercisable at March 31, 2009 was two years. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2009 was $0.5 million.

Other information related to stock option activity for the three months ended March 31 was as follows (in millions):

	2009	2008

Cash received from stock options exercised	$--	$0.7
Aggregate intrinsic value of stock options exercised	--	0.2
Income tax benefit from the exercise of stock options	--	0.1

(7) COMMON AND PREFERRED STOCK

(a) Common Stock - A summary of Alliant Energy’s common stock activity during the first quarter of 2009 was as follows:

Shares outstanding at Jan. 1, 2009	110,449,099
Equity incentive plans (Note 6(b))	201,012
Other (a)	(15,084)

Shares outstanding at March 31, 2009	110,635,027

(a)	Includes shares transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the EIP.

In July 2008, the Federal Energy Regulatory Commission (FERC) issued an order allowing IPL to pay up to $400 million in common equity distributions from additional paid-in capital, rather than retained earnings. IPL’s repayments of capital to Alliant Energy were $75 million in 2008 and $26 million in the first quarter of 2009. As of March 31, 2009, IPL’s remaining authority under this FERC order was $299 million.

(b) Preferred Stock - As of Dec. 31, 2008 and 2007, the carrying values of IPL’s and WPL’s cumulative preferred stock were $183.8 million and $60.0 million, respectively. These prior period amounts have been reclassified on a basis consistent with the current period financial presentation discussed below.

WPL - The articles of incorporation of WPL contain a provision that grants the holders of their preferred stock enough voting rights to elect a majority of WPL’s Board of Directors if preferred dividends equal to the annual dividend requirements are in arrears. Exercise of such voting rights would provide the holders of WPL’s preferred stock control of the decision on redemption of the preferred stock. In accordance with the provisions of EITF Issue D-98, “Classification and Measurement of Redeemable Securities,” these potential voting rights cause WPL’s preferred stock to be presented outside of total equity in Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets in a manner consistent with temporary equity defined in EITF Issue D-98.

IPL - The articles of incorporation of IPL contain a provision that grants the holders of their preferred stock enough voting rights for the election of two members of IPL’s Board of Directors if preferred dividends equal to the annual dividend requirements are in arrears. Such voting rights would not allow the holders of IPL’s preferred stock control of the decision on redemption of the preferred stock. Therefore, IPL’s preferred stock is presented in total equity in Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets in a manner consistent with non-controlling interests defined in SFAS 160.

(8) SHORT- AND LONG-TERM DEBT

As of March 31, 2009, Alliant Energy, IPL and WPL amended their respective credit facility agreements to release Lehman Brothers Bank (Lehman) from the agreements. Lehman’s total commitment to the previous credit facilities was $27 million, of which Alliant Energy (at the parent company level), IPL and WPL had $4 million, $13 million, and $10 million, respectively. At March 31, 2009, the three amended credit facilities totaled $623 million ($96 million for Alliant Energy at the parent company level, $287 million for IPL and $240 million for WPL). At March 31, 2009, commercial paper issued under Alliant Energy’s, IPL’s and WPL’s credit facilities was as follows (dollars in millions; Not Applicable (N/A)):

	Alliant Energy	Parent
	(Consolidated)	Company	IPL	WPL

Commercial paper:
Amount outstanding	$101	$--	$49	$52
Maturity	1 day	N/A	1 day	1 day
Interest rates	0.55-0.65%	N/A	0.65%	0.55%
Available credit facility capacity	$522	$96	$238	$188

Refer to Note 12(c) for information on an alleged default under the Indenture for the Exchangeable Senior Notes due 2030 that could trigger a cross default provision under Alliant Energy’s credit facility agreement.

(9) UNCONSOLIDATED EQUITY INVESTMENTS

Equity (income) loss from Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting for the three months ended March 31 was as follows (in millions):

	2009	2008

American Transmission Company LLC (ATC)	($9.2)	($7.3)
Other	--	(0.2)

	($9.2)	($7.5)

Summary financial information from the financial statements of ATC for the three months ended March 31 is as follows (in millions):

	2009	2008

Operating revenues	$126.2	$109.1
Operating income	69.3	58.2
Net income	50.9	42.4

(10) FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - Alliant Energy’s recurring fair value measurements subject to the disclosure requirements of SFAS 157 at March 31, 2009 and Dec. 31, 2008 were as follows (in millions):

	Fair Value
	Measurements	Level 1	Level 2 (a)	Level 3 (b)

March 31, 2009
Assets:
Derivative assets	$21.0	$0.2	$4.3	$16.5
Available-for-sale securities	3.1	3.1	--	--
Liabilities:
Derivative liabilities	138.1	--	124.2	13.9

Dec. 31, 2008
Assets:
Derivative assets	$28.4	$0.1	$2.6	$25.7
Available-for-sale securities	3.8	3.8	--	--
Liabilities:
Derivative liabilities	103.0	--	92.0	11.0
(a)	Primarily electricity and natural gas swap contracts
(b)	Primarily embedded foreign currency derivatives, electricity swap contracts and financial transmission rights

Additional information for Alliant Energy’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three months ended March 31 is as follows (in millions):

Derivative assets and liabilities, net:	2009	2008

Beginning balance, Jan. 1	$14.7	$27.7
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(6.1)	(6.6)
Purchases, sales, issuances and settlements, net	(6.0)	(10.4)

Ending balance, March 31	$2.6	$10.7

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets and
liabilities held at March 31 (a)	($6.1)	($1.5)

(a)	Recorded in “Regulatory assets” and “Regulatory liabilities” on Alliant Energy’s Condensed Consolidated Balance Sheets.

(11) DERIVATIVE INSTRUMENTS

(a) Accounting for Derivative Instruments -

Purpose - Alliant Energy periodically uses derivative instruments for risk management purposes to mitigate exposures to fluctuations in interest rates, certain commodity prices, transmission congestion costs and currency exchange rates. Alliant Energy’s, IPL’s and WPL’s current derivative instruments have not been designated as hedging instruments, as defined under SFAS 133, “Accounting for Derivative Instruments and Hedging Relationships.” IPL’s and WPL’s derivative instruments include electricity swap contracts to mitigate pricing volatility for electricity supplied to their customers, natural gas swap contracts to supply fixed-price natural gas for the natural gas-fired electric generating facilities they operate, financial transmission rights (FTRs) acquired to manage transmission congestion costs, natural gas swap contracts to mitigate pricing volatility for natural gas supplied to their retail customers and embedded foreign currency derivatives related to Euro-denominated payment terms included in the wind turbine supply contract with Vestas-American Wind Technology, Inc. (Vestas). Resources’ derivative instruments include oil contracts, which are used to mitigate pricing volatility for anticipated purchases of diesel fuel to fuel standby generators owned by its Non-regulated Generation business.

Notional Amounts - As of March 31, 2009, Alliant Energy, IPL and WPL had notional amounts related to outstanding swap contracts, forward contracts, FTRs and foreign currency denominated payments that were accounted for as derivative instruments as follows (units in thousands):

	2009	2010	2011	2012	Total

Alliant Energy:
Commodity:
Electricity (MWhs)	408	1,881	846	--	3,135
FTRs (MWs)	6	--	--	--	6
Natural gas (Dths)	21,918	25,616	11,825	5,877	65,236
Oil (gallons)	378	378	--	--	756
Foreign exchange (Euro dollars)	--	44,420	14,806	--	59,226

IPL:
Commodity:
Electricity (MWhs)	408	1,409	--	--	1,817
FTRs (MWs)	3	--	--	--	3
Natural gas (Dths)	19,855	19,208	6,375	--	45,438

WPL:
Commodity:
Electricity (MWhs)	--	472	846	--	1,318
FTRs (MWs)	3	--	--	--	3
Natural gas (Dths)	2,063	6,408	5,450	5,877	19,798
Foreign exchange (Euro dollars)	--	44,420	14,806	--	59,226

Financial Statement Presentation - Alliant Energy records derivative instruments at fair value on the balance sheet as assets or liabilities. At March 31, 2009 and Dec. 31, 2008, the fair values of current derivative assets were included in “Derivative assets,” non-current derivative assets were included in “Deferred charges and other,” current derivative liabilities were included in “Derivative liabilities” and non-current derivative liabilities were included in “Other long-term liabilities and deferred credits” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL

	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
	2009	2008	2009	2008	2009	2008

Current derivative assets:
Commodity contracts	$7.3	$18.1	$4.6	$7.4	$2.6	$10.7
Foreign exchange contracts	--	--	--	--	--	--

	$7.3	$18.1	$4.6	$7.4	$2.6	$10.7

Non-current derivative assets:
Commodity contracts	$2.5	$2.4	$0.6	$1.3	$1.8	$1.0
Foreign exchange contracts	11.2	7.9	--	--	11.2	7.9

	$13.7	$10.3	$0.6	$1.3	$13.0	$8.9

Current derivative liabilities:
Commodity contracts	$82.3	$76.7	$69.8	$68.9	$12.5	$7.8
Foreign exchange contracts	1.8	1.9	0.5	1.1	1.3	0.8

	$84.1	$78.6	$70.3	$70.0	$13.8	$8.6

Non-current derivative liabilities:
Commodity contracts	$52.9	$22.8	$31.3	$18.2	$21.6	$4.6
Foreign exchange contracts	1.1	1.6	--	--	1.1	1.6

	$54.0	$24.4	$31.3	$18.2	$22.7	$6.2

IPL and WPL generally record gains and losses from their derivative instruments with offsets to regulatory assets or liabilities, based on their fuel and natural gas cost recovery mechanisms, as well as other specific regulatory authorizations. Gains and losses from derivative instruments not designated as hedging instruments for the three months ended March 31, 2009 were recorded as follows (in millions):

	Location of Gain (Loss) in Balance		Gain (Loss)

	Sheet or Statement of Income		Alliant Energy	IPL	WPL

Commodity contracts	Balance Sheet	Regulatory assets	($79.7)	($54.3)	($25.4)
	Balance Sheet	Regulatory liabilities	2.2	1.5	0.7
Foreign exchange contracts	Balance Sheet	Regulatory liabilities	3.3	--	3.3

Losses during the first quarter of 2009 were primarily due to impacts of significant decreases in electricity and natural gas prices. Gains during the first quarter of 2009 were primarily due to impacts of foreign currency exchange rate fluctuations.

Credit Risk-related Contingent Features - Alliant Energy, IPL and WPL have entered into various agreements that contain credit risk-related contingent features including requirements for them to maintain certain credit ratings from each of the major credit rating agencies and limitations on their liability position under the agreements. In the event of a downgrade in their credit ratings or if their liability position exceeds certain contractual limits, Alliant Energy, IPL or WPL may need to provide credit support in the form of letters of credit or cash collateral up to the amount of their exposure under the contract, or may need to unwind the contract and pay the underlying liability position.

Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. The aggregate fair value of all derivatives with credit risk-related contingent features that were in a net liability position on March 31, 2009 was $138.1 million, $101.6 million and $36.5 million for Alliant Energy, IPL and WPL, respectively. At March 31, 2009, Alliant Energy, IPL and WPL all had investment-grade credit ratings. However, they exceeded their liability position with certain counterparties requiring them to post cash collateral. This cash collateral has been allocated between the agreements accounted for as derivatives and those that are not accounted for as derivatives based on the percentage of the fair value of each on March 31, 2009. If the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered on March 31, 2009, Alliant Energy, IPL and WPL would be required to post an additional $127.8 million, $100.5 million and $27.3 million, respectively, of credit support to their counterparties. Refer to Note 4(c) for additional details of total cash collateral posted by Alliant Energy, IPL and WPL at March 31, 2009.

(b) Weather Derivatives - Alliant Energy uses non-exchange traded swap agreements based on cooling degree days and heating degree days (HDD) measured in or near its utility service territories to reduce the impact of weather volatility on its electric and natural gas sales volumes. These weather derivatives are accounted for using the intrinsic value method. Any premiums paid related to these weather derivative agreements are expensed over each respective contract period. Alliant Energy’s ratepayers do not pay any of the premiums nor do they share in the gains or losses realized from these weather derivatives.

In 2008, IPL and WPL each entered into separate non-exchange traded swap agreements based on HDD measured in Cedar Rapids, Iowa and Madison, Wisconsin, respectively, to reduce the impact of weather volatility on IPL’s and WPL’s margins for Nov. 1, 2008 to March 31, 2009. The actual HDD for Nov. 1, 2008 to Dec. 31, 2008 were higher than those specified in the contracts, resulting in Alliant Energy paying the counterparty $3.6 million (IPL paying $2.2 million and WPL paying $1.4 million) in January 2009. In addition, the actual HDD for Jan. 1, 2009 to March 31, 2009 were higher than those specified in the contracts, resulting in Alliant Energy paying the counterparty $5.2 million (IPL paying $3.2 million and WPL paying $2.0 million) in April 2009.

The counterparties to certain of these contracts were required to provide cash collateral to IPL and WPL. The outstanding cash collateral received by IPL and WPL was recorded in “Accounts payable” on the respective Condensed Consolidated Balance Sheets as follows (in millions):

	March 31, 2009	Dec. 31, 2008

IPL	$3.2	$5.4
WPL	2.0	1.4

Alliant Energy	$5.2	$6.8

The remaining cash collateral as of March 31, 2009 was returned to the counterparty in April 2009.

A summary of the losses resulting from changes in the value of weather derivatives for the three months ended March 31 was as follows (in millions):

	Electric Utility Operating Revenues		Gas Utility Operating Revenues

	2009	2008	2009	2008

IPL	($1.8)	($1.7)	($1.4)	($1.5)
WPL	(0.8)	(0.9)	(1.2)	(1.3)

Alliant Energy	($2.6)	($2.6)	($2.6)	($2.8)

(12) COMMITMENTS AND CONTINGENCIES

(a) Capital Purchase Obligations - Alliant Energy, IPL and WPL have entered into capital purchase obligations that contain minimum future commitments. At March 31, 2009, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to certain capital expenditures for their proposed wind projects were as follows (in millions):

	Alliant Energy	IPL	WPL

Wind projects (a)	$573	$109	$464

(a)

Primarily related to capital purchase obligations under a master supply agreement executed in 2008 with Vestas for the purchase of 500 MW of wind turbine generator sets and related equipment to support IPL’s and WPL’s wind generation plans. A portion of the future payments are denominated in Euros and therefore are subject to change with fluctuations in currency exchange rates. In addition, the master supply agreement includes pricing terms that are subject to change if steel prices change by more than 10% between measurement dates defined in the master supply agreement. The amounts included in the above table reflect currency exchange rates and steel prices at March 31, 2009.

(b) Operating Expense Purchase Obligations - Alliant Energy, IPL and WPL have entered into various commodity supply, transportation and storage contracts to meet their obligations to deliver energy to their utility customers. Alliant Energy, IPL and WPL also enter into other operating expense purchase obligations with various vendors for other goods and services. At March 31, 2009, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL

Purchased power (a):
DAEC (IPL)	$882	$882	$--
Kewaunee Nuclear Power Plant (Kewaunee) (WPL)	359	--	359
Other	397	158	239

	1,638	1,040	598

Coal (b)	466	121	43
Natural gas	446	182	264
Emission allowances (c)	45	45	--
Other (d)	28	14	11

	$2,623	$1,402	$916

(a)

Includes payments required by purchased power agreements (PPAs) for capacity rights and minimum quantities of megawatt-hours (MWh) required to be purchased. Excludes contracts that are considered operating leases.

(b)

Corporate Services has entered into system-wide coal purchase contracts on behalf of IPL and WPL that include minimum future commitments of $302 million that have not been directly assigned to IPL and WPL since the specific needs of each utility were not yet known as of March 31, 2009.

(c)

IPL has entered into forward contracts to purchase sulfur dioxide (SO2) emission allowances with vintage years of 2014 through 2017 and nitrogen oxide (NOx) emission allowances with vintage years of 2009 through 2011 from various counterparties for $34 million and $11 million, respectively. IPL may utilize any SO2 emission allowances acquired under these forward contracts to meet requirements under the Acid Rain Program regulations or the more stringent Clean Air Interstate Rule (CAIR) emission reduction standards. IPL entered into the forward contracts to purchase NOx emission allowances solely for the purpose of future compliance with the CAIR emission reduction standards. IPL is currently monitoring the status of the forward contracts to purchase SO2 and NOx emission allowances in light of various court rulings in 2008 and anticipated U.S. Environmental Protection Agency (EPA) proceedings regarding changes to CAIR. Alliant Energy and IPL do not currently believe any losses from these forward contracts are probable and therefore have not recognized any loss contingency amounts related to the forward contracts as of March 31, 2009. Alliant Energy and IPL are currently unable to predict the ultimate impact these forward contracts will have on their financial condition and results of operations.

(d)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at March 31, 2009.

(c) Legal Proceedings -

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

Alliant Energy and Resources do not believe that Resources has transferred substantially all of its assets or that a default has occurred under the Indenture. In addition, Alliant Energy and Resources believe that, under the terms of the Indenture, the Trustee is required to execute the Fifth Supplemental Indenture, the Fifth Supplemental Indenture became effective on Nov. 25, 2008 without the Trustee’s signature and, even if a default had occurred under the Indenture, such default would not have continued after the Fifth Supplemental Indenture was executed on Nov. 25, 2008. On Feb. 3, 2009, Alliant Energy and Resources served an answer to the amended complaint on the Trustee denying the claims in the complaint and asserting counterclaims for, among other things, a declaration that Resources has not breached the Indenture and an injunction compelling the Trustee to execute the Fifth Supplemental Indenture. Trial is scheduled for February 2010. Alliant Energy and Resources intend to vigorously defend against this litigation. Alliant Energy does not currently believe any losses from the alleged default are probable and therefore has not recognized any related loss contingency amounts as of March 31, 2009.

If Alliant Energy’s and Resources’ interpretation of the Indenture is determined by the Court to be incorrect, a default may have occurred under the Indenture. If such default is continuing 90 days after the date the Notice of Default was received by Resources, an “Event of Default” will have occurred under the Indenture. The occurrence of an “Event of Default” under the Indenture would permit the Trustee or holders of at least 25% in aggregate principal amount of outstanding Notes to declare the principal amount of all outstanding Notes, plus accrued interest, to be immediately due and payable by Alliant Energy. The Trustee sent a notice (“Acceleration Notice”) dated April 22, 2009 to Alliant Energy and Resources that the holders of a majority of the principal amount of the Notes have determined that an “Event of Default” had occurred under the Indenture and declaring the full principal amount of the Notes due and payable. The aggregate principal amount of Notes outstanding under the Indenture is $402.5 million. Alliant Energy and Resources do not believe an “Event of Default” has occurred and do not intend to make any accelerated payments with respect to the Notes unless ordered to do so by the Court. If the Court determined Alliant Energy’s and Resources’ interpretation of the Indenture to be incorrect, then Alliant Energy would be required to pay the aggregate principal amount of the Notes plus accrued interest and record a pre-tax loss of $364.3 million based on the amount of unamortized debt discount and unamortized debt expense on Alliant Energy’s Condensed Consolidated Balance Sheet at March 31, 2009. In addition, an “Event of Default” under the Indenture would also trigger cross default provisions in Alliant Energy’s credit facility agreement and IPL’s sale of accounts receivable program agreement that could result in the termination of such agreements. Alliant Energy and IPL have obtained waivers from the necessary parties to prevent an “Event of Default” from occurring through Dec. 31, 2009 and June 30, 2009 under the credit facility agreement and sales of accounts receivable program agreement, respectively. An “Event of Default” under the Indenture would not trigger a cross default for either of IPL’s or WPL’s credit facility agreements. Refer to Notes 4(a) and 8 for the amounts outstanding under IPL’s sale of accounts receivable program and Alliant Energy’s credit facility agreement, respectively, at March 31, 2009.

On Feb. 27, 2009, a purported shareowner filed in Dane County Circuit Court, Wisconsin, a derivative complaint against certain current and former officers and directors of Alliant Energy alleging that such officers and directors breached their fiduciary duties by approving sales of assets of Resources in violation of the Indenture and wasting Alliant Energy’s assets by compensating such officers and directors in connection with such sales. Alliant Energy believes the derivative complaint is without merit and intends to vigorously defend against this litigation. As previously reported, the purported shareowner made a demand asking the Board of Directors to take action to remedy the alleged breaches of fiduciary duties by certain officers and directors. Under Wisconsin law, if a shareowner commences a derivative proceeding after making such a demand, the court must dismiss such a derivative proceeding if a committee of independent directors appointed by independent directors determines, acting in good faith after conducting a reasonable inquiry upon which its conclusions are based, that maintenance of the derivative proceeding is not in the best interests of the corporation. As previously reported, the independent directors of Alliant Energy have appointed such a committee of independent directors to conduct an inquiry into the allegations made in the demand from the purported shareowner and to make a determination with respect thereto. On April 13, 2009, the court granted a stay of the lawsuit until July 31, 2009. Alliant Energy does not currently believe any losses from the purported shareowner action are probable and therefore has not recognized any related loss contingency amounts as of March 31, 2009.

Alliant Energy Cash Balance Pension Plan (Plan) - In February 2008, a class action lawsuit was filed against the Plan. The complaint alleges that Plan participants who received a lump sum distribution prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of the Employee Retirement Income Security Act of 1974 because the Plan applied an improper interest crediting rate to project the cash balance account to their normal retirement age. The court has certified two subclasses of plaintiffs that in aggregate include all persons vested or partially vested in the Plan who received a lump sum distribution of the cash balance formula benefit from Jan. 1, 1998 through Aug. 17, 2006 including: 1) persons who received a lump sum distribution between Jan. 1, 1998, and Feb. 28, 2002; and 2) persons who received a lump sum distribution between Feb. 29, 2002, and Aug. 17, 2006. Alliant Energy is contesting the case and the parties are proceeding with discovery. In addition, the projection rate is being considered by the Internal Revenue Service (IRS) as part of its review of Alliant Energy’s request for a favorable determination letter with respect to the tax-qualified status of the Plan. Alliant Energy is currently working with the IRS to resolve the determination letter issue. Alliant Energy is currently unable to predict the final outcome of these matters or their impact on its financial condition or results of operations but believes an adverse outcome could have a material effect on retirement plan funding and expense for Alliant Energy, IPL and WPL. Alliant Energy does not currently believe any losses from these matters are probable and therefore has not recognized any related loss contingency amounts as of March 31, 2009.

(d) Guarantees and Indemnifications - Alliant Energy provided indemnifications associated with various sales of its non-regulated and utility businesses/assets for losses resulting from potential breach of the representations and warranties made by Alliant Energy on the sale dates and for the breach of its obligations under the sale agreements. Alliant Energy believes the likelihood of having to make any material cash payments under these indemnifications is remote. Alliant Energy recorded liabilities of $1 million related to these indemnifications as of March 31, 2009. The terms of the indemnifications provided by Alliant Energy at March 31, 2009 for the various sales were generally as follows (in millions):

Businesses/Assets Sold	Disposal Date	Maximum Limit	Expiration Date

Brazil	First quarter of 2006	$10	January 2011
New Zealand	Fourth quarter of 2006	119 (a)	March 2012
Mexico	Second quarter of 2007	20	June 2012

(a)	Based on exchange rates at March 31, 2009

Alliant Energy also continues to guarantee the abandonment obligations of Whiting Petroleum Corporation under the Point Arguello partnership agreements. The guarantee does not include a maximum limit. As of March 31, 2009, the present value of the abandonment obligations is estimated at $13 million. Alliant Energy believes that no payments will be made under this guarantee.

(e) Environmental Matters -

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

IPL and WPL record environmental liabilities related to these MGP sites based upon periodic studies, most recently updated in the third quarter of 2008. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of Alliant Energy’s sites to be $22 million ($17 million for IPL and $5 million for WPL) to $44 million ($37 million for IPL and $7 million for WPL). At March 31, 2009, Alliant Energy, IPL and WPL had recorded $33 million, $27 million and $6 million, respectively, in current and non-current environmental liabilities for their remaining costs to be incurred for these MGP sites.

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, Alliant Energy, IPL and WPL also monitor various environmental regulations that may have a significant impact on their future operations. Given uncertainties regarding the outcome, timing and compliance plans for these environmental regulations, Alliant Energy, IPL and WPL are currently not able to determine the complete financial impact of these regulations but do believe that future capital investments and/or modifications to their electric generating facilities to comply with these regulations could be significant. Specific current or proposed environmental regulations that may require significant future expenditures by Alliant Energy, IPL and WPL include, among others: CAIR, Clean Air Visibility Rule, Clean Air Mercury Rule, Wisconsin Reasonably Available Control Technology Rule, Wisconsin State Mercury Rule, Ozone National Ambient Air Quality Standards (NAAQS) Rule, Fine Particle National Ambient Air Quality Standards Rule, Industrial Boiler and Process Heater Case-by-Case Maximum Achievable Control Technology Rule, Section 316(b) of the Clean Water Act, the Wisconsin State Thermal Rule and various legislation being considered to regulate the emission of greenhouse gases (GHG).

(f) MISO RSG Settlements - In November 2008, FERC issued written orders, which resulted in the requirement for MISO to resettle RSG charges in its wholesale energy market. The resettlement process includes MISO collecting RSG charges from some market participants and refunding the collected amounts to other market participants. The resettlement process began in January 2009 and is currently expected to be completed in February 2010. Based upon initial estimates, both IPL and WPL anticipate they will be net recipients of RSG charge revenues upon completion of the resettlement process. IPL expects any net benefit from the RSG resettlement process will be refunded to its customers through IPL’s retail and wholesale fuel-related cost recovery mechanisms as the refunds are received from MISO. WPL expects the wholesale portion of any net benefit from the RSG resettlement process will be refunded to wholesale customers through WPL’s wholesale fuel-related cost recovery mechanism as the refunds are received from MISO. In April 2009, the PSCW issued an order requiring WPL to refund $3 million to its retail customers in the second quarter of 2009 for the estimated retail portion of the total net benefit anticipated from the RSG resettlement process for transactions occurring from April 26, 2006 through Dec. 31, 2008.

MISO has indicated it may not be able to recover a portion of the remaining net RSG resettlements due to historical market participants no longer existing, no longer participating in the MISO market, or having insufficient capital to accommodate resettlement. In addition, numerous parties have appealed for rehearing of FERC’s decision, and it is expected that numerous parties will seek judicial review of FERC’s decision. Given the uncertainty regarding the amount of future net benefits that will be received from MISO during the resettlement process, IPL and WPL have not recorded any assets or liabilities for future potential RSG resettlements as of March 31, 2009. At March 31, 2009, Alliant Energy and WPL had a $1 million regulatory liability recorded on their Condensed Consolidated Balance Sheets for anticipated refunds to WPL’s retail customers equal to the retail portion of net benefits received from the RSG resettlement process in the first quarter of 2009.

(g) DAEC Spent Nuclear Fuel Litigation Settlement - In 2004, IPL, on behalf of itself and the other DAEC co-owners, filed a claim against the U.S. Department of Energy (DOE) for recovery of damages due to the DOE’s delay in accepting spent nuclear fuel produced at DAEC. In 2006, IPL entered into an asset sale agreement (ASA) with FPL Energy Duane Arnold, LLC (FPL Energy), a subsidiary of FPL Group, Inc., to sell its 70% interest in DAEC. Under the terms of the ASA, FPL Energy assumed the obligations and rights to pursue and recover damages resulting from the DOE claim filed by IPL in 2004. The terms of the ASA also included a provision that granted IPL the right to a portion of any recovery of damages resulting from the DOE claim. In March 2009, FPL Energy entered into a settlement agreement with the DOE regarding this claim. Based on the terms of the ASA, the settlement agreement between FPL Energy and the DOE, and an agreement between FPL Energy and IPL, FPL Energy will pay IPL $16.6 million in the second quarter of 2009. Upon receipt of the proceeds from FPL Energy, and pursuant to an arrangement between IPL and its former DAEC joint partners, IPL will pay $5.0 million to its former DAEC joint partners for their 30% interest of the proceeds received from FPL Energy. At March 31, 2009, IPL recognized a receivable of $16.6 million for the amount due from FPL Energy and a payable of $5.0 million for the amount due to its former DAEC joint partners. IPL expects a substantial portion, if not all, of the remaining proceeds will be refunded to its customers and therefore has recognized a regulatory liability of $11.6 million at March 31, 2009.

(13) SEGMENTS OF BUSINESS

Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations.

									Alliant
	Utility Business				Non-regulated Businesses				Energy

	Electric	Gas	Other	Total	RMT	Other	Total	Other	Consolidated

Three Months Ended March 31, 2009
Operating revenues	$608.1	$264.6	$31.0	$903.7	$35.9	$11.8	$47.7	($1.5)	$949.9
Operating income (loss)	45.2	29.4	1.7	76.3	(5.3)	2.0	(3.3)	0.7	73.7
Net income (loss)				68.3	(2.4)	(2.1)	(4.5)	8.8	72.6

Three Months Ended March 31, 2008
Operating revenues	$567.7	$308.5	$17.9	$894.1	$82.5	$16.5	$99.0	($1.1)	$992.0
Operating income	66.8	42.3	3.2	112.3	5.4	6.8	12.2	0.6	125.1
Net income				55.6	3.3	5.1	8.4	4.1	68.1

(14) OTHER INTANGIBLE ASSETS

Emission Allowances - Purchased emission allowances and related accumulated amortization were recorded as intangible assets in “Other assets - deferred charges and other” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL

	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
	2009	2008	2009	2008	2009	2008

Purchased emission allowances	$65.1	$65.1	$57.9	$57.9	$7.2	$7.2
Accumulated amortization	5.1	0.8	4.0	0.8	1.1	--

Amortization expense for emission allowances for the three months ended March 31 was recorded in “Electric production fuel and purchased power” in the Condensed Consolidated Statements of Income as follows (in millions):

	Alliant Energy		IPL		WPL

	2009	2008	2009	2008	2009	2008

Amortization expense	$4.3	$--	$3.2	$--	$1.1	$--

At March 31, 2009, estimated amortization expense for 2009 to 2013 for purchased emission allowances was as follows (in millions):

	2009	2010	2011	2012	2013

IPL	$15.6	$15.6	$10.5	$8.7	$6.7
WPL	5.2	2.0	--	--	--

Alliant Energy	$20.8	$17.6	$10.5	$8.7	$6.7

(15) ASSET RETIREMENT OBLIGATIONS (AROs)

A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL

	2009	2008	2009	2008	2009	2008

Balance at Jan. 1	$48.4	$42.8	$30.5	$30.9	$17.9	$11.9
Liabilities incurred	0.4	--	0.4	--	--	--
Accretion expense	0.9	0.6	0.4	0.4	0.5	0.2
Liabilities settled (a)	(2.1)	(0.1)	(2.1)	(0.1)	--	--

Balance at March 31	$47.6	$43.3	$29.2	$31.2	$18.4	$12.1

(a)

In the first quarter of 2009, IPL recorded liabilities settled of $1.8 million due to expenditures for asbestos and lead remediation at its Sixth Street and Prairie Creek Generating Stations required as a result of the impacts of the severe Midwest flooding at these generating stations in June 2008.

(16) VARIABLE INTEREST ENTITIES

After making an ongoing exhaustive effort, Alliant Energy concluded it was unable to obtain the information necessary from the counterparties (subsidiaries of Calpine Corporation) for the Riverside and RockGen Energy Center (RockGen) PPAs to determine whether the counterparties are variable interest entities per FIN 46R, “Consolidation of Variable Interest Entities,” and if Alliant Energy is the primary beneficiary. These PPAs are currently accounted for as operating leases. The counterparties sell some or all of their generating capacity to WPL and can sell their energy output to WPL. Alliant Energy’s maximum exposure to loss from these PPAs is undeterminable due to the inability to obtain the necessary information to complete such evaluation. For the three months ended March 31, 2009 and 2008, Alliant Energy’s (primarily WPL’s) costs, excluding fuel costs, related to the Riverside PPA were $7.9 million and $8.6 million, respectively. WPL’s costs, excluding fuel costs, related to the RockGen PPA were $4.1 million and $4.0 million for the three months ended March 31, 2009 and 2008, respectively.

(17) RELATED PARTIES

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. A summary of the related amounts billed between the parties for the three months ended March 31 are as follows (in millions):

	2009	2008

ATC billings to WPL	$21.5	$20.7
WPL billings to ATC	2.2	2.2

WPL owed ATC net amounts as follows (in millions):

	March 31, 2009	Dec. 31, 2008

WPL owed ATC	$6.2	$5.9

(18) EARNINGS PER SHARE

A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per weighted average common share (EPS) calculation for the three months ended March 31 was as follows (in thousands):

	2009	2008

Weighted average common shares outstanding:
Basic EPS calculation	110,218	110,148
Effect of dilutive share-based awards	87	156

Diluted EPS calculation	110,305	110,304

The following options to purchase shares of common stock were excluded from the calculation of diluted EPS for the three months ended March 31 as the exercise prices were greater than the average market price:

	2009	2008

Options to purchase shares of common stock	406,145	--
Weighted average exercise price of options excluded	$29.16	$--

(19) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

On Nov. 25, 2008, Alliant Energy assumed the obligations under the Notes, which were originally issued by Resources (a wholly-owned subsidiary of Alliant Energy). The assumption of the Notes by Alliant Energy has been disputed by the indenture trustee for the Notes and is the subject of litigation as described in more detail in Note 12(c). If Alliant Energy does not prevail in this litigation, then the assumption by Alliant Energy may be reversed, with the Notes remaining at Resources. Prior to Nov. 25, 2008, Alliant Energy fully and unconditionally guaranteed the payment of principal and interest on the Notes and, as a result, was required to present condensed consolidating financial statements. The condensed consolidating financial statements provided in this note are being provided voluntarily pending the resolution of the litigation regarding the Notes and take into account that the assumption of the Notes by Alliant Energy occurred on Nov. 25, 2008. If the assumption is reversed, then the following items reflected on the condensed consolidating financial statements under Alliant Energy parent company would be reflected under Resources (in millions):

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008

Condensed consolidating income statement:
Interest expense	$2.6	$--

	As of	As of
	March 31, 2009	Dec. 31, 2008

Condensed consolidating balance sheet:
Long-term debt, net	$39.0	$38.9
Deferred income taxes	131.9	142.5

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

	(in millions)
Three Months Ended March 31, 2009
Operating revenues:
Utility:
Electric	$-	$-	$608.1	$-	$608.1
Gas	-	-	264.6	-	264.6
Other	-	-	31.0	-	31.0
Non-regulated	0.7	47.7	61.9	(64.1)	46.2

	0.7	47.7	965.6	(64.1)	949.9

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	322.4	-	322.4
Electric transmission service	-	-	58.7	-	58.7
Cost of gas sold	-	-	199.1	-	199.1
Other operation and maintenance	-	-	160.5	-	160.5
Non-regulated operation and maintenance	0.7	46.2	60.9	(63.3)	44.5
Depreciation and amortization	-	2.8	66.4	(4.1)	65.1
Taxes other than income taxes	-	2.0	25.6	(1.7)	25.9

	0.7	51.0	893.6	(69.1)	876.2

Operating income (loss)	-	(3.3)	72.0	5.0	73.7

Interest expense and other:
Interest expense	2.6	0.9	35.4	(3.2)	35.7
Equity (income) loss from unconsolidated investments, net	-	0.3	(9.5)	-	(9.2)
Allowance for funds used during construction	-	-	(9.5)	-	(9.5)
Interest income and other	(64.5)	(4.4)	(0.3)	67.5	(1.7)

	(61.9)	(3.2)	16.1	64.3	15.3

Income (loss) before income taxes	61.9	(0.1)	55.9	(59.3)	58.4

Income tax expense (benefit)	(10.6)	4.4	(17.1)	4.4	(18.9)

Net income (loss)	72.5	(4.5)	73.0	(63.7)	77.3

Preferred dividend requirements of subsidiaries	-	-	4.7	-	4.7

Net income attributable to Alliant Energy Corporation
common shareowners	$72.5	($4.5)	$68.3	($63.7)	$72.6

Three Months Ended March 31, 2008
Operating revenues:
Utility:
Electric	$-	$-	$567.7	$-	$567.7
Gas	-	-	308.5	-	308.5
Other	-	-	17.9	-	17.9
Non-regulated	-	99.0	75.3	(76.4)	97.9

	-	99.0	969.4	(76.4)	992.0

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	277.9	-	277.9
Electric transmission service	-	-	45.7	-	45.7
Cost of gas sold	-	-	232.1	-	232.1
Other operation and maintenance	-	-	142.7	-	142.7
Non-regulated operation and maintenance	-	81.9	71.8	(72.9)	80.8
Depreciation and amortization	-	2.9	62.0	(3.3)	61.6
Taxes other than income taxes	-	2.0	24.3	(0.2)	26.1

	-	86.8	856.5	(76.4)	866.9

Operating income	-	12.2	112.9	-	125.1

Interest expense and other:
Interest expense	-	3.6	30.2	(4.1)	29.7
Equity income from unconsolidated investments, net	-	-	(7.5)	-	(7.5)
Allowance for funds used during construction	-	-	(3.3)	0.1	(3.2)
Interest income and other	(68.8)	(5.1)	(1.0)	67.8	(7.1)

	(68.8)	(1.5)	18.4	63.8	11.9

Income before income taxes	68.8	13.7	94.5	(63.8)	113.2

Income taxes	0.9	5.3	34.2	-	40.4

Net income	67.9	8.4	60.3	(63.8)	72.8

Preferred dividend requirements of subsidiaries	-	-	4.7	-	4.7

Net income attributable to Alliant Energy Corporation
common shareowners	$67.9	$8.4	$55.6	($63.8)	$68.1

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of March 31, 2009

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$6,126.3	$-	$6,126.3
Other plant in service	-	-	1,250.9	-	1,250.9
Accumulated depreciation	-	-	(2,806.9)	-	(2,806.9)
Leased Sheboygan Falls Energy Facility, net	-	-	100.2	(100.2)	-
Construction work in progress:
Whispering Willow - East Wind Project	-	-	272.9	-	272.9
Other	-	-	321.7	-	321.7
Other, net	-	-	51.6	-	51.6

Total utility	-	-	5,316.7	(100.2)	5,216.5

Non-regulated and other, net	-	177.2	54.2	125.0	356.4

	-	177.2	5,370.9	24.8	5,572.9

Current assets:
Cash and cash equivalents	196.5	84.3	2.9	-	283.7
Income tax refunds receivable	42.7	5.1	82.4	(12.6)	117.6
Gas stored underground, at weighted average cost	-	-	17.9	-	17.9
Derivative assets	-	0.1	7.2	-	7.3
Other	99.7	64.5	805.8	(165.6)	804.4

	338.9	154.0	916.2	(178.2)	1,230.9

Investments:
Consolidated subsidiaries	2,667.9	-	-	(2,667.9)	-
Other	17.0	7.0	238.6	-	262.6

	2,684.9	7.0	238.6	(2,667.9)	262.6

Other assets:
Regulatory assets	-	-	962.2	-	962.2
Deferred charges and other	1.5	172.5	284.4	(247.6)	210.8

	1.5	172.5	1,246.6	(247.6)	1,173.0

Total assets	$3,025.3	$510.7	$7,772.3	($3,068.9)	$8,239.4

CAPITALIZATION AND LIABILITIES
Capitalization:
Alliant Energy Corporation common equity:
Common stock and additional paid-in capital	$1,498.1	$443.5	$1,740.6	($2,184.1)	$1,498.1
Retained earnings	1,365.0	(101.4)	586.8	(483.0)	1,367.4
Accumulated other comprehensive loss	(1.5)	(1.5)	-	1.5	(1.5)
Shares in deferred compensation trust	(7.6)	-	-	-	(7.6)

Total Alliant Energy Corporation common equity	2,854.0	340.6	2,327.4	(2,665.6)	2,856.4
Cumulative preferred stock of IPL	-	-	183.8	-	183.8
Noncontrolling interest	-	2.1	-	-	2.1

Total equity	2,854.0	342.7	2,511.2	(2,665.6)	3,042.3
Cumulative preferred stock of WPL	-	-	60.0	-	60.0
Long-term debt, net (excluding current portion)	39.0	66.3	1,543.2	-	1,648.5

	2,893.0	409.0	4,114.4	(2,665.6)	4,750.8

Current liabilities:
Current maturities of long-term debt	-	1.4	235.0	-	236.4
Regulatory liabilities	-	-	74.8	-	74.8
Other	3.0	43.9	874.0	(179.5)	741.4

	3.0	45.3	1,183.8	(179.5)	1,052.6

Other long-term liabilities and deferred credits:
Deferred income taxes	127.7	41.1	849.2	1.7	1,019.7
Other	1.6	15.3	1,624.9	(225.5)	1,416.3

	129.3	56.4	2,474.1	(223.8)	2,436.0

Total capitalization and liabilities	$3,025.3	$510.7	$7,772.3	($3,068.9)	$8,239.4

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of Dec. 31, 2008

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$6,018.8	$-	$6,018.8
Other plant in service	-	-	1,242.6	-	1,242.6
Accumulated depreciation	-	-	(2,766.2)	-	(2,766.2)
Leased Sheboygan Falls Energy Facility, net	-	-	101.7	(101.7)	-
Construction work in progress:
Whispering Willow - East Wind Project	-	-	189.4	-	189.4
Other	-	-	294.2	-	294.2
Other, net	-	-	22.4	-	22.4

Total utility	-	-	5,102.9	(101.7)	5,001.2

Non-regulated and other, net	-	174.4	52.0	125.9	352.3

	-	174.4	5,154.9	24.2	5,353.5

Current assets:
Cash and cash equivalents	241.7	92.6	12.6	-	346.9
Income tax refunds receivable	19.3	8.2	57.0	(16.8)	67.7
Gas stored underground, at weighted average cost	-	-	75.0	-	75.0
Derivative assets	-	-	18.1	-	18.1
Other	70.0	73.3	935.0	(140.4)	937.9

	331.0	174.1	1,097.7	(157.2)	1,445.6

Investments:
Consolidated subsidiaries	2,653.0	-	-	(2,653.0)	-
Other	16.9	6.7	232.4	-	256.0

	2,669.9	6.7	232.4	(2,653.0)	256.0

Other assets:
Regulatory assets	-	-	933.1	-	933.1
Deferred charges and other	5.9	172.3	291.7	(256.6)	213.3

	5.9	172.3	1,224.8	(256.6)	1,146.4

Total assets	$3,006.8	$527.5	$7,709.8	($3,042.6)	$8,201.5

CAPITALIZATION AND LIABILITIES
Capitalization:
Alliant Energy Corporation common equity:
Common stock and additional paid-in capital	$1,496.0	$443.4	$1,766.6	($2,210.0)	$1,496.0
Retained earnings	1,333.9	(96.9)	541.2	(442.0)	1,336.2
Accumulated other comprehensive loss	(1.4)	(1.4)	-	1.4	(1.4)
Shares in deferred compensation trust	(7.3)	-	-	-	(7.3)

Total Alliant Energy Corporation common equity	2,821.2	345.1	2,307.8	(2,650.6)	2,823.5
Cumulative preferred stock of IPL	-	-	183.8	-	183.8
Noncontrolling interest	-	2.1	-	-	2.1

Total equity	2,821.2	347.2	2,491.6	(2,650.6)	3,009.4
Cumulative preferred stock of WPL	-	-	60.0	-	60.0
Long-term debt, net (excluding current portion)	38.9	66.3	1,643.1	-	1,748.3

	2,860.1	413.5	4,194.7	(2,650.6)	4,817.7

Current liabilities:
Current maturities of long-term debt	-	1.4	135.0	-	136.4
Regulatory liabilities	-	-	101.9	-	101.9
Other	6.4	61.2	891.0	(158.7)	799.9

	6.4	62.6	1,127.9	(158.7)	1,038.2

Other long-term liabilities and deferred credits:
Deferred income taxes	137.9	37.4	794.3	1.6	971.2
Other	2.4	14.0	1,592.9	(234.9)	1,374.4

	140.3	51.4	2,387.2	(233.3)	2,345.6

Total capitalization and liabilities	$3,006.8	$527.5	$7,709.8	($3,042.6)	$8,201.5

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Three Months Ended March 31, 2009	(in millions)

Net cash flows from operating activities	$25.4	$0.9	$295.1	($53.8)	$267.6

Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(295.6)	-	(295.6)
Alliant Energy Corporate Services, Inc. and
non-regulated businesses	-	(6.6)	(10.8)	-	(17.4)
Other	-	(0.4)	2.3	(0.3)	1.6

Net cash flows used for investing activities	-	(7.0)	(304.1)	(0.3)	(311.4)

Cash flows from (used for) financing activities:
Common stock dividends	(41.4)	-	(22.7)	22.7	(41.4)
Net change in short-term borrowings	(28.9)	-	43.6	-	14.7
Other	(0.3)	(2.2)	(21.6)	31.4	7.3

Net cash flows from (used for) financing activities	(70.6)	(2.2)	(0.7)	54.1	(19.4)

Net decrease in cash and cash equivalents	(45.2)	(8.3)	(9.7)	-	(63.2)
Cash and cash equivalents at beginning of period	241.7	92.6	12.6	-	346.9

Cash and cash equivalents at end of period	$196.5	$84.3	$2.9	$-	$283.7

Three Months Ended March 31, 2008
Net cash flows from operating activities	$51.9	$30.1	$78.6	($69.0)	$91.6

Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(126.5)	-	(126.5)
Alliant Energy Corporate Services, Inc. and
non-regulated businesses	-	(2.4)	(3.9)	-	(6.3)
Other	(112.0)	(0.6)	17.3	111.8	16.5

Net cash flows used for investing activities	(112.0)	(3.0)	(113.1)	111.8	(116.3)

Cash flows from (used for) financing activities:
Common stock dividends	(38.6)	-	(52.0)	52.0	(38.6)
Net change in short-term borrowings	(4.8)	-	(23.5)	-	(28.3)
Other	1.4	5.3	66.5	(94.8)	(21.6)

Net cash flows from (used for) financing activities	(42.0)	5.3	(9.0)	(42.8)	(88.5)

Net increase (decrease) in cash and cash equivalents	(102.1)	32.4	(43.5)	-	(113.2)
Cash and cash equivalents at beginning of period	589.3	93.7	62.6	-	745.6

Cash and cash equivalents at end of period	$487.2	$126.1	$19.1	$-	$632.4

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows (Continued) (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Supplemental Cash Flows Information:
Three Months Ended March 31, 2009
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$2.6	($1.6)	$40.8	$-	$41.8
Income taxes, net of refunds	23.3	(9.8)	(10.3)	-	3.2
Three Months Ended March 31, 2008
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$1.6	$3.6	$38.8	$-	$44.0
Income taxes, net of refunds	3.8	(2.2)	9.3	-	10.9

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008

	(in millions)
Operating revenues:
Electric utility	$310.1	$277.1
Gas utility	153.0	180.1
Steam and other	29.3	16.1
	492.4	473.3

Operating expenses:
Electric production fuel and purchased power	161.9	121.0
Electric transmission service	35.1	22.1
Cost of gas sold	116.8	139.9
Other operation and maintenance	105.1	86.2
Depreciation and amortization	35.9	32.3
Taxes other than income taxes	13.4	13.9
	468.2	415.4

Operating income	24.2	57.9

Interest expense and other:
Interest expense	17.7	14.5
Allowance for funds used during construction	(8.6)	(1.3)
Interest income	(0.1)	(0.5)
	9.0	12.7

Income before income taxes	15.2	45.2

Income tax expense (benefit)	(26.5)	16.0

Net income	41.7	29.2

Preferred dividend requirements	3.9	3.9

Earnings available for common stock	$37.8	$25.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2009	2008

	(in millions)
Property, plant and equipment:
Electric plant in service	$3,599.5	$3,518.5
Gas plant in service	393.9	391.5
Steam plant in service	54.2	54.2
Other plant in service	232.4	228.7
Accumulated depreciation	(1,625.9)	(1,600.3)
Net plant	2,654.1	2,592.6
Construction work in progress:
Whispering Willow - East Wind Project	272.9	189.4
Other	225.4	205.8
Other, less accumulated depreciation	18.6	18.6
	3,171.0	3,006.4

Current assets:
Cash and cash equivalents	0.3	6.2
Accounts receivable:
Customer, less allowance for doubtful accounts	-	107.1
Unbilled utility revenues	62.0	93.7
Other, less allowance for doubtful accounts	74.7	60.0
Income tax refunds receivable	67.0	48.6
Production fuel, at weighted average cost	69.1	70.0
Materials and supplies, at weighted average cost	31.6	30.4
Gas stored underground, at weighted average cost	4.7	27.1
Regulatory assets	83.9	79.8
Derivative assets	4.6	7.4
Other	11.9	30.7
	409.8	561.0

Investments	15.0	15.2

Other assets:
Regulatory assets	575.2	554.5
Deferred charges and other	70.8	73.8
	646.0	628.3

Total assets	$4,241.8	$4,210.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31,	December 31,
CAPITALIZATION AND LIABILITIES	2009	2008

	(in millions, except per
	share and share amounts)
Capitalization:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - authorized 24,000,000 shares;
13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	972.1	998.1
Retained earnings	154.6	116.8
Total Interstate Power and Light Company common equity	1,160.1	1,148.3
Cumulative preferred stock	183.8	183.8
Total equity	1,343.9	1,332.1
Long-term debt, net (excluding current portion)	860.3	860.2
	2,204.2	2,192.3

Current liabilities:
Current maturities of long-term debt	135.0	135.0
Commercial paper	48.5	42.4
Accounts payable	195.1	222.4
Accounts payable to associated companies	34.5	30.5
Regulatory liabilities	54.3	51.0
Accrued taxes	36.1	46.4
Derivative liabilities	70.3	70.0
Other	64.6	70.5
	638.4	668.2

Other long-term liabilities and deferred credits:
Deferred income taxes	532.7	500.0
Regulatory liabilities	473.1	463.8
Pension and other benefit obligations	215.1	213.9
Other	178.3	172.7
	1,399.2	1,350.4

Total capitalization and liabilities	$4,241.8	$4,210.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008

	(in millions)
Cash flows from (used for) operating activities:
Net income	$41.7	$29.2
Adjustments to reconcile net income to net cash
flows from (used for) operating activities:
Depreciation and amortization	35.9	32.3
Deferred tax expense (benefit) and investment tax credits	5.6	(5.2)
Other	(4.7)	2.7
Other changes in assets and liabilities:
Accounts receivable	0.9	(15.5)
Sale of accounts receivable	125.0	(75.0)
Income tax refunds receivable	(18.4)	25.1
Gas stored underground	22.4	30.1
Regulatory assets	(29.1)	1.0
Derivative assets	3.5	(17.5)
Prepaid gas costs	18.2	-
Accounts payable	(23.3)	(8.5)
Accrued taxes	(10.3)	(11.2)
Regulatory liabilities	11.2	14.5
Derivative liabilities	13.4	(15.7)
Deferred income taxes	26.7	3.5
Other	(1.3)	(1.7)
Net cash flows from (used for) operating activities	217.4	(11.9)

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(219.6)	(61.2)
Advances for customer energy efficiency projects	-	(0.3)
Collections of advances for customer energy efficiency projects	0.8	1.2
Other	(1.2)	(2.7)
Net cash flows used for investing activities	(220.0)	(63.0)

Cash flows from (used for) financing activities:
Common stock dividends	-	(29.1)
Preferred stock dividends	(3.9)	(3.9)
Capital contribution from parent	-	100.0
Repayment of capital to parent	(26.0)	-
Net change in short-term borrowings	6.1	(18.1)
Changes in cash overdrafts	20.4	(7.1)
Other	0.1	(1.3)
Net cash flows from (used for) financing activities	(3.3)	40.5

Net decrease in cash and cash equivalents	(5.9)	(34.4)

Cash and cash equivalents at beginning of period	6.2	39.4

Cash and cash equivalents at end of period	$0.3	$5.0

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$18.9	$17.8

Income taxes, net of refunds	($18.4)	($3.0)

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

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The interim condensed consolidated financial statements included herein have been prepared by IPL, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include IPL and its consolidated subsidiary. IPL is a direct subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in IPL’s latest combined Annual Report on Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three months ended March 31, 2009 and 2008, the condensed consolidated financial position at March 31, 2009 and Dec. 31, 2008, and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 have been made. Results for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2009. A change in management’s estimates or assumptions could have a material impact on IPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(3) COMPREHENSIVE INCOME

For the three months ended March 31, 2009 and 2008, IPL had no other comprehensive income, thus IPL’s comprehensive income was equal to its earnings available for common stock for all periods.

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans - The components of IPL’s qualified pension benefits and other postretirement benefits costs for the three months ended March 31 were as follows (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits

	2009	2008	2009	2008

Service cost	$1.5	$1.5	$0.8	$0.7
Interest cost	4.1	3.9	1.8	1.8
Expected return on plan assets	(3.5)	(5.4)	(1.0)	(1.5)
Amortization of:
Prior service cost (credit)	0.2	0.3	(0.4)	(0.4)
Actuarial loss	2.3	0.1	1.0	0.5

	$4.6	$0.4	$2.2	$1.1

In the above table, the pension benefits costs represent only those respective costs for bargaining unit employees of IPL covered under the bargaining unit pension plans that are sponsored by IPL. The other postretirement benefits costs represent costs for all IPL employees. Corporate Services provides services to IPL and, as a result, IPL is allocated pension and other postretirement benefits costs associated with Corporate Services. The following table includes pension benefits costs (credits) for IPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated qualified pension and other postretirement benefits costs associated with Corporate Services for IPL for the three months ended March 31 as follows (in millions):

	Pension Benefits		Other Postretirement Benefits

	2009	2008	2009	2008

Non-bargaining IPL employees
participating in other plans	$1.0	($0.9)	N/A	N/A
Allocated Corporate Services costs	0.4	0.3	$0.4	$0.4

IPL estimates that funding for the qualified pension plans for its bargaining unit employees and other postretirement benefits plans for 2009 will be $24 million and $9 million, respectively, of which $2 million has been contributed to the other postretirement benefits plans through March 31, 2009.

(10) FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - IPL’s recurring fair value measurements subject to the disclosure requirements of SFAS 157 at March 31, 2009 and Dec. 31, 2008 were as follows (in millions):

	Fair Value
	Measurements	Level 1	Level 2	Level 3

March 31, 2009
Assets:
Derivative assets	$5.2	$--	$2.7	$2.5
Available-for-sale securities	2.0	2.0	--	--
Liabilities:
Derivative liabilities	101.6	--	100.0	1.6

Dec. 31, 2008
Assets:
Derivative assets	$8.7	$--	$1.6	$7.1
Available-for-sale securities	2.3	2.3	--	--
Liabilities:
Derivative liabilities	88.2	--	81.4	6.8

Additional information for IPL’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three months ended March 31 is as follows (in millions):

Derivative assets and liabilities, net:	2009	2008

Beginning balance, Jan. 1	$0.3	$15.0
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	--	(6.2)
Purchases, sales, issuances and settlements, net	0.6	(4.4)

Ending balance, March 31	$0.9	$4.4

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets and
liabilities held at March 31 (a)	$--	($1.5)

(a)	Recorded in “Regulatory assets” and “Regulatory liabilities” on IPL’s Condensed Consolidated Balance Sheets.

(13) SEGMENTS OF BUSINESS

Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total

	(in millions)
Three Months Ended March 31, 2009
Operating revenues	$310.1	$153.0	$29.3	$492.4
Operating income	9.5	12.7	2.0	24.2
Earnings available for common stock				37.8

Three Months Ended March 31, 2008
Operating revenues	$277.1	$180.1	$16.1	$473.3
Operating income	35.5	18.6	3.8	57.9
Earnings available for common stock				25.3

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008

	(in millions)
Operating revenues:
Electric utility	$298.0	$290.6
Gas utility	111.6	128.4
Other	1.7	1.8
	411.3	420.8

Operating expenses:
Electric production fuel and purchased power	160.5	156.9
Electric transmission service	23.6	23.6
Cost of gas sold	82.3	92.2
Other operation and maintenance	55.4	56.5
Depreciation and amortization	27.0	27.0
Taxes other than income taxes	10.4	10.2
	359.2	366.4

Operating income	52.1	54.4

Interest expense and other:
Interest expense	17.5	14.7
Equity income from unconsolidated investments	(9.5)	(7.5)
Allowance for funds used during construction	(0.9)	(1.9)
Interest income and other	-	(0.1)
	7.1	5.2

Income before income taxes	45.0	49.2

Income taxes	13.7	18.1

Net income	31.3	31.1

Preferred dividend requirements	0.8	0.8

Earnings available for common stock	$30.5	$30.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2009	2008

	(in millions)
Property, plant and equipment:
Electric plant in service	$2,526.8	$2,500.3
Gas plant in service	371.3	370.1
Other plant in service	199.1	198.1
Accumulated depreciation	(1,181.0)	(1,165.9)
Net plant	1,916.2	1,902.6
Leased Sheboygan Falls Energy Facility, less accumulated amortization	100.2	101.7
Construction work in progress	96.3	88.4
Other, less accumulated depreciation	33.0	3.8
	2,145.7	2,096.5

Current assets:
Cash and cash equivalents	0.2	4.5
Accounts receivable:
Customer, less allowance for doubtful accounts	97.7	83.4
Unbilled utility revenues	65.2	92.5
Other, less allowance for doubtful accounts	82.3	75.9
Production fuel, at weighted average cost	35.4	40.4
Materials and supplies, at weighted average cost	23.2	22.8
Gas stored underground, at weighted average cost	13.2	47.9
Regulatory assets	33.4	21.8
Prepaid gross receipts tax	29.1	37.8
Derivative assets	2.6	10.7
Other	37.8	34.0
	420.1	471.7

Investments:
Investment in American Transmission Company LLC	201.4	195.1
Other	22.2	22.2
	223.6	217.3

Other assets:
Regulatory assets	387.0	378.6
Deferred charges and other	101.8	101.4
	488.8	480.0

Total assets	$3,278.2	$3,265.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31,	December 31,
CAPITALIZATION AND LIABILITIES	2009	2008

	(in millions, except per
	share and share amounts)
Capitalization:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - authorized 18,000,000 shares;
13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	668.9	668.9
Retained earnings	432.2	424.4
Total Wisconsin Power and Light Company common equity	1,167.3	1,159.5
Cumulative preferred stock	60.0	60.0
Long-term debt, net (excluding current portion)	682.9	782.9
	1,910.2	2,002.4

Current liabilities:
Current maturities of long-term debt	100.0	-
Commercial paper	52.3	43.7
Accounts payable	99.3	130.9
Accounts payable to associated companies	19.9	26.1
Accrued interest	14.0	17.9
Regulatory liabilities	20.5	50.9
Derivative liabilities	13.8	8.6
Other	46.9	26.4
	366.7	304.5

Other long-term liabilities and deferred credits:
Deferred income taxes	351.8	329.3
Regulatory liabilities	178.5	174.1
Capital lease obligations - Sheboygan Falls Energy Facility	112.7	113.4
Pension and other benefit obligations	187.0	185.1
Other	171.3	156.7
	1,001.3	958.6

Total capitalization and liabilities	$3,278.2	$3,265.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008

	(in millions)
Cash flows from operating activities:
Net income	$31.3	$31.1
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	27.0	27.0
Other amortizations	8.7	9.6
Deferred tax expense and investment tax credits	20.7	2.2
Equity income from unconsolidated investments	(9.5)	(7.5)
Distributions from equity method investments	7.3	6.4
Other	(0.4)	(1.3)
Other changes in assets and liabilities:
Accounts receivable	5.6	(21.1)
Production fuel	5.0	7.9
Gas stored underground	34.7	27.5
Regulatory assets	(28.4)	4.8
Prepaid gross receipts tax	8.7	8.6
Accounts payable	(18.4)	(3.8)
Accrued taxes	(0.9)	16.4
Regulatory liabilities	(22.4)	(8.5)
Derivative liabilities	21.7	(7.6)
Other	1.3	13.3
Net cash flows from operating activities	92.0	105.0

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(76.0)	(65.3)
Advances for customer energy efficiency projects	(8.6)	(0.7)
Collections of advances for customer energy efficiency projects	11.4	14.8
Other	(3.7)	2.6
Net cash flows used for investing activities	(76.9)	(48.6)

Cash flows used for financing activities:
Common stock dividends	(22.7)	(22.9)
Preferred stock dividends	(0.8)	(0.8)
Net change in short-term borrowings	8.6	(10.2)
Changes in cash overdrafts	(3.6)	(13.1)
Other	(0.9)	(0.8)
Net cash flows used for financing activities	(19.4)	(47.8)

Net increase (decreased) in cash and cash equivalents	(4.3)	8.6

Cash and cash equivalents at beginning of period	4.5	0.4

Cash and cash equivalents at end of period	$0.2	$9.0

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$21.8	$21.6

Income taxes, net of refunds	($3.1)	($2.6)

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

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The interim condensed consolidated financial statements included herein have been prepared by WPL, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include WPL and its primary consolidated subsidiary. WPL is a direct subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in WPL’s latest combined Annual Report on Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three months ended March 31, 2009 and 2008, the condensed consolidated financial position at March 31, 2009 and Dec. 31, 2008, and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 have been made. Results for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2009. A change in management’s estimates or assumptions could have a material impact on WPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(3) COMPREHENSIVE INCOME

For the three months ended March 31, 2009 and 2008, WPL had no other comprehensive income, thus WPL’s comprehensive income was equal to its earnings available for common stock for all periods.

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans - The components of WPL’s qualified pension benefits and other postretirement benefits costs for the three months ended March 31 were as follows (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits

	2009	2008	2009	2008

Service cost	$1.3	$1.3	$0.8	$0.8
Interest cost	3.9	3.8	1.4	1.4
Expected return on plan assets	(3.5)	(5.4)	(0.3)	(0.5)
Amortization of:
Prior service cost (credit)	0.2	0.2	(0.2)	(0.2)
Actuarial loss	2.8	0.3	0.3	0.2

	$4.7	$0.2	$2.0	$1.7

In the above table, the pension benefits costs represent only those respective costs for bargaining unit employees of WPL covered under the bargaining unit pension plan that is sponsored by WPL. The other postretirement benefits costs represent costs for all WPL employees. Corporate Services provides services to WPL and, as a result, WPL is allocated pension and other postretirement benefits costs associated with Corporate Services. The following table includes pension benefits costs (credits) for WPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated qualified pension and other postretirement benefits costs associated with Corporate Services for WPL for the three months ended March 31 as follows (in millions):

	Pension Benefits		Other Postretirement Benefits

	2009	2008	2009	2008

Non-bargaining WPL employees
participating in other plans	$0.8	($0.7)	N/A	N/A
Allocated Corporate Services costs	0.3	0.2	$0.3	$0.2

WPL estimates that funding for the qualified pension plan for its bargaining unit employees and other postretirement benefits plans for 2009 will be $17 million and $8 million, respectively, of which $2 million has been contributed to the other postretirement benefits plans through March 31, 2009.

(10) FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - WPL’s recurring fair value measurements subject to the disclosure requirements of SFAS 157 at March 31, 2009 and Dec. 31, 2008 were as follows (in millions):

	Fair Value
	Measurements	Level 1	Level 2	Level 3

March 31, 2009
Derivative assets	$15.6	$--	$1.6	$14.0
Derivative liabilities	36.5	--	24.2	12.3

Dec. 31, 2008
Derivative assets	$19.6	$--	$1.0	$18.6
Derivative liabilities	14.8	--	10.6	4.2

Additional information for WPL’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three months ended March 31 is as follows (in millions):

Derivative assets and liabilities, net:	2009	2008

Beginning balance, Jan. 1	$14.4	$12.7
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(6.1)	(0.4)
Purchases, sales, issuances and settlements, net	(6.6)	(6.0)

Ending balance, March 31	$1.7	$6.3

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets and
liabilities held at March 31 (a)	($6.1)	$--

(a)	Recorded in “Regulatory assets” and “Regulatory liabilities” on WPL’s Condensed Consolidated Balance Sheets.

(13) SEGMENTS OF BUSINESS

Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total

	(in millions)
Three Months Ended March 31, 2009
Operating revenues	$298.0	$111.6	$1.7	$411.3
Operating income (loss)	35.7	16.7	(0.3)	52.1
Earnings available for common stock				30.5

Three Months Ended March 31, 2008
Operating revenues	$290.6	$128.4	$1.8	$420.8
Operating income (loss)	31.3	23.7	(0.6)	54.4
Earnings available for common stock				30.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (MDA)

This MDA includes information relating to Alliant Energy, IPL and WPL, as well as Resources and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this report as well as the financial statements, notes and MDA included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2008 (2008 Form 10-K). Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

EXECUTIVE SUMMARY

Description of Business - Alliant Energy is an investor-owned public utility holding company whose primary subsidiaries are IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation and distribution of electric energy and the distribution and transportation of natural gas in selective markets in Iowa and Minnesota. WPL is a public utility engaged principally in the generation and distribution of electric energy and the distribution and transportation of natural gas in selective markets in Wisconsin. WPL also owns an approximate 16% interest in ATC, a transmission-only utility operating in Wisconsin, Michigan, Illinois and Minnesota. Resources manages various businesses including RMT (including WindConnect®) (environmental, consulting, engineering and renewable energy services), Transportation (short-line railway and barge transportation services), Non-regulated Generation (electric generating facilities management), and several other investments. Corporate Services provides administrative services to Alliant Energy and its subsidiaries. An illustration of Alliant Energy’s primary businesses is shown below.

Alliant Energy

Utility	Non-regulated (Resources)	Parent and Other
- IPL (Utility services in IA & MN)	- RMT (including WindConnect®)	- Parent Company
- WPL (Utility services in WI)	- Transportation	- Corporate Services
- WPL’s interest in ATC	- Non-regulated Generation

Financial Results - Alliant Energy’s net income attributable to Alliant Energy common shareowners and EPS for the first quarter were as follows (dollars in millions, except per share amounts):

	2009		2008

	Income		Income
	(Loss)	EPS	(Loss)	EPS

Utility	$68.3	$0.62	$55.6	$0.50
Non-regulated (Resources)	(4.5)	(0.04)	8.4	0.08
Parent company and other	8.8	0.08	4.1	0.04

	$72.6	$0.66	$68.1	$0.62

Utility - Higher earnings in the first quarter of 2009 compared to the same period in 2008 were primarily due to:

•	state income tax impacts related to combined reporting for corporate income taxation in Wisconsin enacted in the first quarter of 2009 and a recent decision to allow WPL to do business in Iowa; and
•	an under-recovery of retail fuel-related costs at WPL in the first quarter of 2008.

These items were partially offset by:

•	higher electric transmission expense at IPL;
•	the impacts of warmer weather on electric and gas sales demand throughout the utility service territories;
•	higher pension and other postretirement benefit costs at IPL; and
•	lower industrial sales demand resulting from unfavorable economic conditions in the first quarter of 2009.

Non-regulated - Lower earnings in the first quarter of 2009 compared to the same period in 2008 were primarily due to:

•	state income tax impacts primarily related to combined reporting for corporate income taxation in Wisconsin enacted in the first quarter of 2009; and
•	lower earnings at RMT resulting from reduced construction activity for wind projects.

Alliant Energy Parent and Other - Higher earnings in the first quarter of 2009 compared to the same period in 2008 were primarily due to state income tax impacts related to combined reporting for corporate income taxation in Wisconsin enacted in the first quarter of 2009, partially offset by lower interest income and higher interest expense.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting their respective earnings during the first quarter of 2009 and 2008.

Strategic Plan Developments

The strategic plans for Alliant Energy, IPL and WPL center on infrastructure investments that include significant capital expenditures for building new wind generation to meet customer demand and renewable portfolio standards and for implementing air pollution controls at their existing fleet of electric generating facilities to meet environmental regulations. Key strategic plan developments impacting Alliant Energy, IPL and WPL during 2009 include:

•	March 2009 - IPL and its joint partners decided not to proceed with the construction of Sutherland #4.
•

March 2009 - WPL purchased an approximately 400 MW wind project site in Freeborn County, Minnesota that will be used for its Bent Tree wind project and the development rights for an approximately 100 MW wind project site near Green Lake, Wisconsin.

•	April 2009 - WPL filed a construction application with the PSCW to install emission controls at the Columbia Energy Center (Columbia) to reduce SO2 and mercury emissions.
•

April 2009 - Alliant Energy announced an updated multi-emission compliance plan capital expenditures forecast, which increased by $10 million for 2009, and decreased by $130 million and $180 million for 2010 and 2011, respectively, compared to what was reported in the 2008 Form 10-K.

Refer to “Strategic Overview” for additional details regarding these and other strategic plan developments.

Regulatory Developments

Alliant Energy’s utility subsidiaries, IPL and WPL, are subject to federal regulation by FERC, which has jurisdiction over wholesale electric rates, and state regulation in Iowa, Wisconsin and Minnesota for retail utility rates and standards of service. Key regulatory developments impacting Alliant Energy, IPL and WPL during 2009 include:

•

February 2009 - The American Recovery and Reinvestment Act of 2009 (ARRA) was enacted. The most significant provisions of the ARRA for Alliant Energy, IPL and WPL provide incentives for wind facilities placed in service by Dec. 31, 2012 and a one-year extension of the 50% bonus depreciation deduction for certain expenditures for property that is acquired or constructed in 2009.

•

February 2009 - The Wisconsin Senate Bill 62 (SB 62) was enacted. The most significant provision of SB 62 for Alliant Energy, IPL and WPL requires combined reporting for corporate income taxation in Wisconsin beginning with tax returns filed for the calendar year ended Dec. 31, 2009.

•

March 2009 - IPL filed a request with the IUB to increase annual electric rates for its Iowa retail customers by $171 million, or approximately 17%. The filing is based on a 2008 historical test year. The request includes a return on common equity of 11.4% and a capital structure with 44.4% long-term debt, 7.1% preferred stock and 48.5% common equity. An interim retail rate increase of $84 million, or approximately 8% on an annual basis, was implemented effective March 27, 2009 and will be subject to refund pending determination of final rates.

•

March 2009 - IPL filed a petition with the MPUC requesting approval of deferred accounting treatment for the Minnesota retail portion of capitalized expenditures incurred for the Sutherland #4 project. IPL requested recovery of the Iowa retail portion of capitalized expenditures related to the Sutherland #4 project over a five-year period in its 2009 Iowa retail rate case.

•

March 2009 - The MPUC issued an order granting IPL’s request to defer the Minnesota retail portion of incremental other operation and maintenance expenses incurred as a result of the severe Midwest flooding in June 2008. IPL requested recovery of the Iowa retail portion of incremental other operation and maintenance expenses related to the severe Midwest flooding over a four-year period in its 2009 Iowa retail rate case.

•

April 2009 - The PSCW issued an order granting WPL’s request to refund the remaining $5 million related to the 2008 fuel-related retail rate case and the remaining $2 million related to the 2007 retail rate case to WPL’s electric retail customers in the second quarter of 2009.

•

April 2009 - WPL executed an agreement with its wholesale customers to recover $4 million of the wholesale portion of the capitalized expenditures incurred for the Nelson Dewey #3 project. WPL expects to recover the $4 million of capitalized expenditures from its wholesale customers over a one-year period ending May 2010.

Refer to “Rates and Regulatory Matters” for additional details regarding these and other regulatory developments.

Financing Developments

Based on their liquidity position and capital structure as of March 31, 2009, Alliant Energy, IPL and WPL believe they will be able to secure the additional capital required to implement their strategic plans and to meet their long-term contractual obligations. Key financing developments impacting Alliant Energy, IPL and WPL during 2009 include:

•	March 2009 - At March 31, 2009, Alliant Energy and its subsidiaries had $522 million of available capacity under their revolving credit facilities and $284 million of cash and cash equivalents.
•

March 2009 - Alliant Energy, IPL and WPL amended their respective credit facility agreements to release Lehman Brothers Bank from the agreements. The three amended credit facilities total $623 million ($96 million for Alliant Energy at the parent company level, $287 million for IPL and $240 million for WPL).

•

March 2009 - Alliant Energy and IPL received extensions of waivers for Alliant Energy’s credit facility agreement and IPL’s sale of accounts receivable program agreement through Dec. 31, 2009 and June 30, 2009, respectively, which were requested because of the alleged default by Resources under its Exchangeable Senior Notes Indenture.

•

April 2009 - Alliant Energy announced an updated capital expenditures forecast, which reduced anticipated capital expenditures by $160 million, $615 million and $420 million for 2009, 2010 and 2011, respectively, compared to those reported in the 2008 Form 10-K.

Refer to “Liquidity and Capital Resources” for additional details regarding these and other financing developments.

STRATEGIC OVERVIEW

A summary of Alliant Energy’s strategic overview is included in the 2008 Form 10-K and has not changed materially from the items reported in the 2008 Form 10-K, except as described below.

Utility Generation Plan - Alliant Energy, IPL and WPL are currently evaluating the types of capacity additions they will pursue to meet their customers’ long-term energy needs and are monitoring several related external factors that will influence those evaluations. Some of these external factors include changes in long-term projections of customer demand and environmental requirements such as future carbon and renewable requirements. Alliant Energy, IPL and WPL currently expect to announce their revised long-term utility generation plans in 2010 or later, pending further clarity on the external factors being monitored. IPL’s and WPL’s formerly proposed hybrid coal electric generating facilities, Sutherland #4 and Nelson Dewey #3, respectively, were previously expected to be available by 2013 or 2014. Although neither of these projects will proceed, the shorter project execution times associated with gas, wind and biomass alternatives provide Alliant Energy, IPL and WPL flexibility in the timing of the development of their updated utility generation plans.

Generation Project Cancelled in 2009

Sutherland #4 - In March 2009, IPL and its joint partners decided not to proceed with the construction of the proposed 630 MW coal-fired electric generating facility in Marshalltown, Iowa. The decision was based on a combination of factors including the current economic and financial climate, increasing environmental, legislative and regulatory uncertainty regarding regulation of future GHG emissions and the terms placed on the proposed generating facility by regulators. As of March 31, 2009, Alliant Energy and IPL had $31 million of capitalized expenditures for Sutherland #4 recorded in “Other assets - regulatory assets” on their respective Condensed Consolidated Balance Sheets. Refer to “Rates and Regulatory Matters” for discussion of requested rate recovery for these costs.

Generation Projects Under Construction or Pending Regulatory Agency Approvals

The current utility generation plan for Alliant Energy, IPL and WPL through 2013 is as follows (Not Applicable (N/A); To Be Determined (TBD)):

Primary			Expected		Current	Actual / Expected
Generation	Project Name /	Capacity	Availability	Cost	Capitalized	Regulatory
Type	Location	(MW)	Date	Estimate (a)	Costs (b)	Decision Date

IPL:
Wind	Whispering Willow - East	200	Late 2009	$400 - $450	$262	February 2008
	Franklin County, IA

WPL:
Natural gas/	Neenah Energy Facility	300	June 2009	95	N/A	September 2008
diesel	Neenah, WI

Wind	Bent Tree	200	2010	425 - 475	14	Second quarter
	Freeborn County, MN					of 2009

Wind	TBD	200	By 2013	TBD	--	TBD

Natural-gas	Riverside Energy Center	600	2013	365 - 375	N/A	2012 - 2013
	Beloit, WI

					$276

(a)

Cost estimates represent IPL’s or WPL’s estimated portion of the total escalated construction and acquisition expenditures in millions of dollars and exclude AFUDC, if applicable. WPL expects the purchase price for the Neenah facility to be based on the book value of the facility on the transfer date.

(b)

Costs represent capitalized expenditures in millions of dollars as of March 31, 2009, including costs recorded in “Construction work in progress” and “Other assets - regulatory assets” on the respective Condensed Consolidated Balance Sheets and excluding AFUDC, if applicable. Refer to Note 1(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional details of costs recorded in “Other assets - regulatory assets.”

Bent Tree - In March 2009, WPL acquired 400 MW of wind site capacity in Freeborn County, Minnesota. WPL plans to use 200 MW of the capacity from this site for its Bent Tree wind project. Future development of the balance of the wind project will depend on numerous factors such as renewable portfolio standards and availability of wind turbines. As of March 31, 2009, WPL’s capitalized cost related to the additional 200 MW of capacity held for future development was $12 million.

Other Wind Projects - In March 2009, WPL purchased development rights to a wind site with the potential to develop an approximate 100 MW of wind capacity in Green Lake and Fond du Lac Counties in Wisconsin. Development and construction of the project will depend on numerous factors such as renewable portfolio standards and availability of wind turbines. As of March 31, 2009, WPL’s capitalized cost related to the wind project was $5 million.

Multi-emission Compliance Plans - Alliant Energy, IPL and WPL have developed multi-emission compliance plans to ensure cost effective compliance with current and proposed environmental regulations expected to significantly reduce future emissions of NOx, SO2 and mercury at their generating facilities. The following provides details of current capital expenditure estimates for air pollution control projects included in Alliant Energy’s, IPL’s and WPL’s current multi-emission compliance plans for 2009 to 2011 (in millions):

Emissions	Primary	Current Estimated Capital Expenditures

Controlled	Technology	2009	2010	2011

IPL:
Mercury	Baghouse/Carbon Injection	$70	$25	$25
NOx	Selective Catalytic Reduction	55	15	--

		125	40	25

WPL:
Mercury	Baghouse/Carbon Injection	5	20	70
NOx	Selective Catalytic Reduction	15	35	70
SO2	Scrubber	--	15	45

		20	70	185

Alliant Energy		$145	$110	$210

The revised estimates from those reported in the 2008 Form 10-K for 2009, 2010 and 2011 include the impacts of recent changes in the planned timing of environmental projects. The changes result in capital expenditures related to multi-emissions for Alliant Energy that are $10 million higher for 2009 and $130 million and $180 million lower for 2010 and 2011, respectively. Alliant Energy, IPL and WPL are currently evaluating their multi-emission compliance plans for 2012 and beyond and will update their capital expenditure plans for these periods in the future when the plans are finalized.

Air Pollution Control Project Submitted for PSCW Approval

Columbia - In April 2009, WPL and its joint partners filed a construction application with the PSCW to install a scrubber and baghouse at Columbia that will reduce SO2 and mercury emissions, respectively, at the generating facility. WPL’s portion of the capital expenditures, excluding AFUDC, for the Columbia air pollution controls is currently estimated to be $290 million and is included in the above estimates for Alliant Energy’s and WPL’s multi-emission compliance plans.

RATES AND REGULATORY MATTERS

A summary of Alliant Energy’s rates and regulatory matters is included in the 2008 Form 10-K and has not changed materially from the items reported in the 2008 Form 10-K, except as described below.

Utility Rate Cases - Details of Alliant Energy’s rate cases impacting its historical and future results of operations are as follows (dollars in millions; Electric (E); Gas (G); Not Applicable (N/A); To Be Determined (TBD); Fuel-related only (F-R)):

						Final		Return
				Interim	Interim	Increase	Final	on
	Utility	Filing	Increase	Increase	Effective	(Decrease)	Effective	Common
Rate Case	Type	Date	Requested	Granted	Date	Granted (a)	Date	Equity

IPL:
2009 Iowa Retail	E	Mar-09	$171	$84 (a)	Mar-09	TBD	TBD	TBD
WPL:
2008 Retail (F-R)	E	Mar-08	16	16	Apr-08	N/A	N/A	N/A
2009/2010 Retail	E/G	Feb-08	92	N/A	N/A	($4)	Jan-09	N/A
(a)	Interim rate relief is implemented without regulatory review, subject to refund, pending determination of final rates. The final rate relief granted replaces the amount of interim rate relief granted.

IPL’s 2009 Iowa Retail Rate Case - In March 2009, IPL filed a request with the IUB to increase annual retail electric rates by $171 million, or approximately 17%. The filing is based on a 2008 historical test year and has been adjusted for certain known and measurable changes occurring up to nine months from the end of the historical test period. The request includes a return on common equity of 11.4% and a capital structure with 44.4% long-term debt, 7.1% preferred stock and 48.5% common equity. The key drivers for the filing include recovery of increased costs and capital investments since IPL’s last Iowa electric retail rate case filed in 2004. These increased costs and capital investments include increased costs for transmission service, infrastructure investments completed during the past five years to enhance the reliability of IPL’s electric system and lower emissions at its generating facilities, increased costs for pension and other employee benefits, capital investments and operating expenses incurred by IPL to restore electric service following 2007 winter ice storms and 2008 severe flooding that impacted its Iowa electric service territory, and capital expenditures for the cancelled Sutherland #4 project. An interim retail rate increase of $84 million, or approximately 8% on an annual basis, was implemented effective March 27, 2009 and will be subject to refund pending determination of final rates. IPL has relied upon past precedent to determine the return on common equity of 10.7% (IPL’s current authorized return on common equity in Iowa) used for the interim rate increase. The returns on common equity used to calculate the interim and final rate increase request apply to all rate base items other than IPL’s Emery Generating Station, which has a previously approved return on common equity of 12.23%.

In 2007, IPL sold its electric transmission assets to ITC Midwest LLC (ITC). IPL now receives electric transmission service from ITC (through MISO) at FERC-approved rates. Rates from ITC that were in effect on Jan. 1, 2009 were used to determine the amount of the interim rate increase implemented in March 2009. IPL is proposing, commencing with final rates, to implement an automatic adjustment clause for transmission service costs. The automatic adjustment clause would allow for annual revision of rates charged to IPL’s retail electric customers, without a base rate case, and would require that the transmission service costs incurred be fully reconciled against the revenues collected for such costs. IPL expects to make a proposal to reduce transmission-related revenue requirements by $12 million for final rates through the use of a previously established refund account. This refund account was established as a condition to the IUB’s approval of IPL’s electric transmission asset sale. At March 31, 2009, the refund account balance from IPL’s electric transmission asset sale was $91 million, which was recorded as a regulatory liability on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets.

In March 2009, IPL and its joint partners in the project decided not to proceed with plans to construct Sutherland #4. The Sutherland #4 rate making principles approved by the IUB in February 2009 included a provision that allows IPL’s prudently incurred costs for the project to be recovered over a period of no more than five years if the project is cancelled for good cause. Consistent with this provision, IPL is requesting the recovery of its final costs for the Sutherland #4 project over a period of five years in this retail electric rate case. As of March 31, 2009, Alliant Energy and IPL had $31 million of capitalized expenditures for Sutherland #4 recorded in “Other assets - regulatory assets” on their respective Condensed Consolidated Balance Sheets. This amount does not include costs paid by its joint partners in the project.

IPL has also proposed an alternative cost recovery process for the capitalized expenditures for Sutherland #4 to help mitigate the impact of the rate increase on customers. IPL’s alternative proposal includes using a portion of the refund account established as a condition to the IUB’s approval of IPL’s sale of DAEC in 2005 to fully offset the capitalized expenditures for Sutherland #4. At March 31, 2009, the refund account balance from IPL’s DAEC sale was $66 million, which was recorded as a regulatory liability on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets.

With the exception of recovering a return on additions to IPL infrastructure, a significant portion of the rate increase included in the above table reflects the recovery of increased costs incurred or expected to be incurred by IPL. Thus, increases in revenues from the rate increase are not expected to result in a significant increase in net income to IPL.

WPL’s Fuel-related Retail Rate Refunds - In April 2009, the PSCW issued an order granting WPL’s request to refund the remaining $5 million related to the 2008 fuel-related retail rate case and the remaining $2 million related to the 2007 retail rate case to WPL’s electric retail customers in the second quarter of 2009. At March 31, 2009, WPL reserved $7 million, including interest, for these two refunds, which are expected to be paid in the second quarter of 2009.

MISO RSG Resettlements - In November 2008, FERC issued written orders that resulted in the requirement for MISO to resettle RSG charges in its wholesale energy market. The resettlement process includes MISO collecting RSG charges from some market participants and refunding the collected amounts to other market participants. The resettlement process began in January 2009 and is currently expected to be completed in February 2010. Based upon initial estimates, both IPL and WPL anticipate they will be net recipients of RSG charge revenues upon completion of the resettlement process. IPL expects any net benefit from the RSG resettlement process will be refunded to its customers through IPL’s retail and wholesale fuel-related cost recovery mechanisms as the refunds are received from MISO. WPL expects the wholesale portion of any net benefit from the RSG resettlement process will be refunded to wholesale customers through WPL’s wholesale fuel-related cost recovery mechanism as the refunds are received from MISO. In April 2009, the PSCW issued an order requiring WPL to refund $3 million to its retail customers in the second quarter of 2009 for the estimated retail portion of the total net benefit anticipated from the RSG resettlement process for transactions occurring from April 26, 2006 through Dec. 31, 2008. At March 31, 2009, WPL reserved $1 million for the retail portion of net benefits received from the RSG resettlement process in the first quarter of 2009. The remaining $2 million of refunds required by the PSCW order will be recognized in the second quarter of 2009.

Planned Utility Rate Cases in 2009 - WPL expects to file a retail electric and gas rate case in May 2009 based on a 2010 forward-looking test period. The key drivers for the filing include significant declines in the electric sales forecast, new generation assets and increasing operation and maintenance costs. Any rate changes granted are expected to be effective in January 2010.

Rate Making Principles for New Electric Generating Facilities -

Preliminary Survey and Investigation Charges and Pre-construction Expenditures - In April 2009, WPL executed an agreement with its wholesale customers to recover $4 million of the wholesale portion of the capitalized expenditures incurred by WPL through Dec. 31, 2008 for the proposed Nelson Dewey #3 project denied by the PSCW in December 2008. WPL expects to recover the $4 million of capitalized expenditures from its wholesale customers over a one-year period ending May 2010. WPL is currently recovering $9 million for the retail portion of capitalized expenditures for the Nelson Dewey #3 project incurred through December 2007 over a two-year period ending December 2010 and will pursue recovery of the remaining retail portion of the costs in its next retail rate case expected to be filed in May 2009.

In March 2009, IPL filed a petition with the MPUC requesting approval of deferred accounting treatment for $3 million of capitalized expenditures related to the cancellation of the Sutherland #4 project. At this time, IPL is unable to determine when the MPUC will take action on this request. If approved, recovery of costs would be considered in IPL’s future regulatory proceedings in Minnesota. Refer to “IPL’s 2009 Iowa Retail Rate Case” above for discussion of the recovery of the Iowa retail portion of the capitalized expenditures for the cancelled Sutherland #4 project.

Refer to Note 1(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional details of the preliminary survey and investigation charges and pre-construction expenditures incurred for the proposed Nelson Dewey #3 and Sutherland #4 projects.

Income Tax Legislative Developments:

American Recovery and Reinvestment Act of 2009 (ARRA) - In February 2009, the ARRA was enacted. The most significant provisions of the ARRA for Alliant Energy, IPL and WPL provide incentives for wind facilities placed in service by Dec. 31, 2012 and a one-year extension of the 50% bonus depreciation deduction for certain expenditures for property that is acquired or constructed in 2009. Refer to “Other Matters - Other Future Considerations - Incentives for Wind Projects” for additional details of potential incentives for IPL’s and WPL’s proposed wind projects. Based on their current forecast of capital projects anticipated to be placed into service in 2009, Alliant Energy, IPL and WPL estimate their 2009 bonus tax depreciation deduction to be approximately $500 million, $400 million and $100 million, respectively. These 2009 bonus tax depreciation deductions are expected to significantly reduce the amount of cash taxes paid by Alliant Energy, IPL and WPL for 2009 as compared to 2008. Alliant Energy, IPL and WPL continue to evaluate impacts of ARRA on their financial condition and results of operations.

Wisconsin Senate Bill 62 (SB 62) - In February 2009, SB 62 was enacted. The most significant provision of SB 62 for Alliant Energy, IPL and WPL requires combined reporting for corporate income taxation in Wisconsin beginning with tax returns filed for the calendar year ended Dec. 31, 2009. This provision will require legal entities in which Alliant Energy owns a 50% or more interest to file as members of a unitary return in Wisconsin. In addition, the current provisions of SB 62 make it unlikely that Alliant Energy will be able to utilize the majority of its current Wisconsin net operating loss carryforwards before they expire. Refer to Note 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” and to “Other Matters - Critical Accounting Policies - Income Taxes” for additional discussion of SB 62 and its impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations in the first quarter of 2009.

Other Recent Regulatory Developments -

Strategic Energy Assessment (SEA) for Wisconsin - In April 2009, the PSCW released its SEA for Wisconsin for the years 2008 to 2014. The SEA is a biennial report requiring the PSCW to evaluate the adequacy and reliability of Wisconsin’s current and future electric supply. In its report, the PSCW asked Commission staff to provide an analysis of plausible state-wide least-cost scenarios in the year 2020 under a national cap and trade regime, including generation plant additions, retirements, repowering or fuel switching. Alliant Energy and WPL are currently unable to determine what impacts this initiative will have on their future financial condition or results of operations.

IPL Energy Efficiency Plan (EEP) - In March 2009, the IUB approved new Energy Efficiency Cost Recovery (EECR) factors for IPL’s electric and gas retail customers for the period from April 1, 2009 until March 31, 2010. The new EECR factors are based on IPL’s proposed budget as filed with its EEP for 2009 to 2013, along with any over- or under-collection from the prior year and therefore are not expected to have a material impact on Alliant Energy’s and IPL’s financial condition or results of operations.

Severe Midwest Flooding - In March 2009, the MPUC issued an order granting IPL’s request to defer the Minnesota retail portion of incremental other operation and maintenance expenses incurred as a result of the severe Midwest flooding in June 2008. Recovery of these deferred expenses will be considered in IPL’s future regulatory proceedings in Minnesota. IPL has requested recovery of the Iowa retail portion of incremental other operation and maintenance expenses over a four-year period in its 2009 Iowa retail rate case. At March 31, 2009, IPL did not recognize any assets for the potential recovery in future regulatory proceedings of incremental other operation and maintenance expenses incurred as a result of the severe Midwest flooding in June 2008.

IPL’s Electric Transmission Assets Sale - In March 2009, the Office of Consumer Advocate withdrew its appeal to the Iowa Supreme Court of the lower court decision to uphold the IUB’s decision to allow the sale of IPL’s electric transmission assets.

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview - First Quarter Results - Refer to “Executive Summary” for an overview of Alliant Energy’s first quarter 2009 and 2008 earnings and the various components of Alliant Energy’s business. Additional details of Alliant Energy’s first quarter 2009 and 2008 earnings are discussed below.

Utility Electric Margins - Electric margins are defined as electric operating revenues less electric production fuel and purchased power expenses. Management believes that electric margins provide a more meaningful basis for evaluating utility operations than electric operating revenues since electric production fuel and purchased power expenses are generally passed through to customers, and therefore results in changes to electric operating revenues that are comparable to changes in electric production fuel and purchased power expenses. Electric margins and MWh sales for Alliant Energy for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)

	2009	2008	Change	2009	2008	Change

Residential	$221.1	$212.1	4%	2,148	2,142	--
Commercial	127.7	119.2	7%	1,545	1,511	2%
Industrial	161.9	159.6	1%	2,725	3,059	(11%)

Retail subtotal	510.7	490.9	4%	6,418	6,712	(4%)
Sales for resale:
Wholesale	49.6	51.8	(4%)	899	942	(5%)
Bulk power and other	36.6	15.4	138%	560	265	111%
Other (includes wheeling)	11.2	9.6	17%	42	44	(5%)

Total revenues/sales	608.1	567.7	7%	7,919	7,963	(1%)

Electric production fuel expense	102.2	94.2	8%
Purchased power expense:
Energy	152.4	119.8	27%
Capacity	67.8	63.9	6%

Total electric production fuel
and purchased power expense	322.4	277.9	16%

Margins	$285.7	$289.8	(1%)

First Quarter 2009 vs. First Quarter 2008 Summary - Electric margins decreased $4 million, or 1%, primarily due to $4 million of higher purchased power capacity costs, an estimated $3 million reduction in electric margins from changes in the net impacts of weather conditions and Alliant Energy’s weather hedging activities and a decrease in weather-normalized retail sales volumes. These items were partially offset by a $5 million increase in electric margins from the impact of fuel and purchased power energy cost recoveries at WPL in the first quarter of 2008 and $2 million of higher energy conservation revenues in the first quarter of 2009 at WPL. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses.

Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries - Alliant Energy burns coal and other fossil fuels to produce electricity at its generating facilities. The cost of fossil fuels used during each period is included in electric production fuel expense. Alliant Energy also purchases electricity to meet the demand of its customers and charges these costs to purchased power energy expense. Alliant Energy’s electric production fuel expense increased $8 million, or 8%, primarily due to anticipated increases in average delivered coal prices, partially offset by lower coal volumes burned at its generating facilities. Alliant Energy’s purchased power energy expense increased $33 million, or 27%, primarily due to higher purchased power energy volumes and average prices. The higher purchased power energy volumes were offset by higher bulk power sales volumes discussed below. Due to IPL’s rate recovery mechanisms for fuel-related costs, changes in fuel-related costs resulted in comparable changes in electric revenues and, therefore, did not have a significant impact on IPL’s electric margins. WPL’s rate recovery mechanism for wholesale fuel-related costs also provides for subsequent adjustments to its wholesale electric rates for changes in commodity costs, thereby mitigating impacts of changes to commodity costs on its electric margins.

WPL’s retail fuel-related costs incurred in the first quarter of 2008 were higher than the forecasted fuel-related costs used to set retail rates during such period. WPL estimates the higher than forecasted retail fuel-related costs decreased electric margins by approximately $5 million in the first quarter of 2008. WPL’s recovery of retail fuel-related costs during the first quarter of 2009 did not have a material impact on its electric margins.

Impacts of Weather Conditions - Estimated increases to Alliant Energy’s electric margins from the net impacts of weather and Alliant Energy’s weather hedging activities for the three months ended March 31 were as follows (in millions):

	2009	2008

Weather impacts on demand compared to normal weather	$3	$6
Losses from weather derivatives (a)	(3)	(3)

Net weather impact	$--	$3

(a) Recorded in “Other” revenues in the above table.

Purchased Power Capacity Expenses - Alliant Energy enters into PPAs to help meet the electricity demand of its customers. Certain of these PPAs include minimum payments for IPL’s and WPL’s rights to electric generating capacity that are included in purchased power capacity expenses. Details of purchased power capacity expenses included in the electric margin table above for the three months ended March 31 were as follows (in millions):

	2009	2008

DAEC PPA (IPL)	$37	$36
Kewaunee PPA (WPL)	18	15
Riverside PPA (WPL)	6	6
RockGen PPA (WPL)	4	4
Other	3	3

	$68	$64

Sales Trends - Retail sales volumes in the first quarter of 2009 were 4% lower than the first quarter of 2008 largely due to a material decrease in industrial sales demand caused by bankruptcies, plant closures and shift reductions at several manufacturing customers in IPL’s and WPL’s service territories impacted by the economy and the extra day of sales in the first quarter of 2008 as compared to the first quarter of 2009 due to 2008 being a leap year.

Bulk power and other revenue changes for the first quarter 2009 compared to the same period in 2008 were largely due to changes in sales in the wholesale energy market operated by MISO. These changes in revenues were largely offset by changes in electric production fuel and purchased power energy expense and therefore did not have a significant impact on electric margins.

Refer to “Other Matters - Other Future Considerations - Electric Sales Projections” for discussion of retail electric sales projections expected to be influenced by the current economic conditions and new cogeneration facilities at two of IPL’s industrial customers.

Utility Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore results in changes to gas operating revenues that are comparable to changes in cost of gas sold. Gas margins and dekatherm (Dth) sales for Alliant Energy for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)

	2009	2008	Change	2009	2008	Change

Residential	$159.2	$179.8	(11%)	14,223	15,096	(6%)
Commercial	88.2	104.3	(15%)	8,936	9,970	(10%)
Industrial	10.3	14.1	(27%)	1,219	1,514	(19%)

Retail subtotal	257.7	298.2	(14%)	24,378	26,580	(8%)
Interdepartmental	2.2	1.9	16%	312	269	16%
Transportation/other	4.7	8.4	(44%)	16,345	18,911	(14%)

Total revenues/sales	264.6	308.5	(14%)	41,035	45,760	(10%)

Cost of gas sold	199.1	232.1	(14%)

Margins	$65.5	$76.4	(14%)

First Quarter 2009 vs. First Quarter 2008 Summary - Gas margins decreased $11 million, or 14%, primarily due to an estimated $4 million decrease in gas margins from changes in the net impacts of weather conditions and Alliant Energy’s weather hedging activities, the impact of WPL’s 2009 retail gas rate decrease effective in January 2009 that reduced WPL’s gas revenues in the first quarter of 2009 by $2 million and $1 million of lower energy conservation revenues at IPL. The decrease was also impacted by a decrease in weather-normalized commercial and industrial sales largely due to the economic conditions in the first quarter of 2009. Changes in energy conservation revenues were largely offset by changes in energy conservation expenses.

Natural Gas Cost Recoveries - Alliant Energy’s cost of gas sold decreased $33 million, or 14%, primarily due to a decrease in Dths sold to retail customers and a decrease in natural gas prices. Due to Alliant Energy’s rate recovery mechanisms for natural gas costs, these changes in cost of gas sold resulted in comparable changes in gas revenues and, therefore, did not have a significant impact on gas margins.

Impacts of Weather Conditions - Estimated increases to Alliant Energy’s gas margins from the net impacts of weather and Alliant Energy’s weather hedging activities for the three months ended March 31 were as follows (in millions):

	2009	2008

Weather impacts on demand compared to normal weather	$4	$8
Losses from weather derivatives (a)	(3)	(3)

Net weather impact	$1	$5

(a) Recorded in “Transportation/other” revenues in the above table.

HDD in Alliant Energy’s service territories for the three months ended March 31 were as follows:

	Actual

HDD (a):	2009	2008	Normal

Cedar Rapids, Iowa (IPL)	3,601	3,954	3,358
Madison, Wisconsin (WPL)	3,752	3,949	3,482

(a) HDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD.

Alliant Energy utilizes weather derivatives based on HDD to reduce the potential volatility on its margins during the winter months of November through March.

Refer to “Rates and Regulatory Matters - Utility Rate Cases” for discussion of various electric and gas rate filings including IPL’s interim retail electric rate increase effective in late March 2009.

Utility Other Revenues - Other revenues for the utilities increased $13 million for the three month period primarily due to $10 million of higher steam revenues at IPL and $4 million of higher third-party coal revenues from higher coal volumes sold at IPL. IPL’s steam revenues increased primarily due to the recovery of additional costs incurred by IPL to operate the temporary steam generating systems (natural gas-fired package boilers and water treatment systems) used to resume steam service after its Prairie Creek and Sixth Street Generating Stations were shut down due to severe flooding in June 2008. Changes in utility other revenues were largely offset by related changes in utility other operation and maintenance expenses.

Non-regulated Revenues - Alliant Energy’s non-regulated revenues for the three months ended March 31 were as follows (in millions):

	2009	2008

RMT (including WindConnect®)	$35.9	$82.5
Transportation	8.0	9.0
Non-regulated Generation	2.1	6.1
Other	0.2	0.3

	$46.2	$97.9

The decrease in RMT revenues was caused by reduced demand for construction management services for large wind generation projects in the first quarter of 2009. This decrease in revenues was largely offset by lower costs incurred by RMT to manage large wind generation projects, which are included in non-regulated operation and maintenance expenses. The demand for services from RMT’s WindConnect® business is impacted by various external factors, including the availability and amount of government incentives for wind projects, the number and scope of state-imposed renewable portfolio standards and the availability and cost of capital to fund capital expenditures for wind projects. The ARRA enacted in February 2009 extended incentives to wind projects completed by Dec. 31, 2012. The decreased Non-regulated Generation revenues were primarily due to lower revenues generated by the Neenah Energy Facility (NEF) due to a change in PPAs effective June 1, 2008.

Electric Transmission Service Expense - Alliant Energy’s electric transmission service expense for the utilities increased $13 million for the three-month period primarily due to $11 million of higher expenses billed to IPL by ITC resulting from increased rates effective in January 2009. Refer to “Other Matters - Other Future Considerations - IPL’s Electric Transmission Service Charges for 2009” for additional discussion of the increased transmission rates by ITC effective in 2009.

Utility Other Operation and Maintenance Expenses - First Quarter 2009 vs. First Quarter 2008 Summary - Alliant Energy’s other operation and maintenance expenses for the utilities increased $18 million, due to the following reasons (amounts represent variances between expenses in the first quarter of 2009 and the first quarter of 2008 in millions):

	Alliant
	Energy	IPL	WPL

Higher pension and other postretirement benefits costs	$8	$4	$4
Higher steam operation and maintenance expenses at IPL	7	7	--
Higher expenses related to coal sales at IPL	4	4	--
Deferral of retail pension and benefits costs in 2009 at WPL	(4)	--	(4)
Incremental expenses related to severe flooding in 2008 at IPL	2	2	--
Other	1	2	(1)

	$18	$19	($1)

The higher pension and other postretirement benefits costs were net of the portion allocated to capital projects and resulted from increased amortization of actuarial losses and lower expected return on plan assets caused by significant decreases in plan assets in 2008. The higher steam operation and maintenance expenses resulted from additional costs incurred by IPL in the first quarter of 2009 to operate the temporary steam generating systems (natural gas-fired package boilers and water treatment systems) used to resume steam service after its Prairie Creek and Sixth Street Generating Stations were shut down due to severe flooding in June 2008. The higher expenses related to coal sales at IPL were due to higher volumes of coal sold. WPL deferred $4 million of retail pension and benefits costs incurred in the first quarter of 2009 in accordance with the stipulation agreement approved by the PSCW related to WPL’s 2009 retail rate case. The incremental flood costs incurred by IPL in the first quarter of 2009 were primarily related to operating expenditures required to restore operations at its Prairie Creek Generating Station that are not expected to be reimbursed under Alliant Energy’s property insurance policy. Refer to “Other Matters - Other Future Considerations - Severe Midwest Weather in June 2008” for additional discussion of the financial impacts of the severe flooding that occurred in June 2008. Refer to “Other Matters - Other Future Considerations - Pension and Other Postretirement Benefits Plans” for additional discussion of future pension and other postretirement benefits expenses.

Non-regulated Operation and Maintenance Expenses - Alliant Energy’s non-regulated operation and maintenance expenses for the three months ended March 31 were as follows (in millions):

	2009	2008

RMT (including WindConnect®)	$39.7	$75.7
Transportation	4.7	4.4
Non-regulated Generation	0.9	1.0
Other (includes eliminations)	(0.8)	(0.3)

	$44.5	$80.8

The RMT variance was largely driven by lower construction management costs associated with the execution of large wind projects and $3 million of lower incentive-related compensation expenses due to lower earnings at RMT in the first quarter of 2009 compared to the first quarter of 2008.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $4 million primarily due additional depreciation expense from the impact of property additions at IPL for restoration activities associated with the severe flooding in June 2008 and higher depreciation rates at IPL.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on Alliant Energy’s rate activities.

Interest Expense - Alliant Energy’s interest expense increased $6 million due to the following reasons (amounts represent variances between expenses in the first quarter of 2009 and the first quarter of 2008 in millions):

	Alliant
	Energy	IPL	WPL

Interest expense variances from certain issuances of long-term debt:
WPL’s 7.6% debentures issued in October 2008	$5	$--	$5
IPL’s 7.25% senior debentures issued in October 2008	5	5	--
Interest expense variances from certain reductions in long-term debt:
WPL’s 5.7% debentures retired in October 2008	(1)	--	(1)
Corporate Services 4.55% senior notes retired in October 2008	(1)	--	--
Other (includes impact of lower commercial paper interest rates)	(2)	(2)	(1)

	$6	$3	$3

Equity Income from Unconsolidated Investments - Refer to Note 9 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of Alliant Energy’s equity income from unconsolidated investments.

AFUDC - AFUDC increased $6 million primarily due to $5 million of AFUDC recognized in the first quarter of 2009 related to the construction of IPL’s Whispering Willow - East wind project.

Interest Income and Other - Interest income and other decreased $5 million primarily due to lower interest income caused by lower average balances of cash and cash equivalents and lower interest rates on money market fund investments in the first quarter of 2009 as compared to the first quarter of 2008. Refer to Notes 1(c) and 1(e) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information regarding Alliant Energy’s cash and cash equivalents and interest income and other, respectively.

Income Taxes - Alliant Energy’s effective income tax rates were (32.4%) for the first quarter of 2009 and 35.7% for the first quarter of 2008. The decrease in the effective income tax rates was primarily due to $40 million of income tax benefits recognized in the first quarter of 2009 related to the net impacts of SB 62 enacted in February 2009 and a recent decision to allow WPL to do business in Iowa in order to take advantage of efficiencies that will likely be available as a result of IPL and WPL sharing resources and facilities. The decrease in the effective tax rates was also due to $1 million of production tax credits at WPL generated in the first quarter of 2009 from the Cedar Ridge wind project, the impact of recording known adjustments for the tax returns for calendar years 2005 through 2007 in the first quarter of 2009 and a reserve recorded at WPL in the first quarter of 2008 related to a tax regulatory asset. These items were partially offset by changes in the impact of property related differences at IPL for which deferred tax expense is not recorded pursuant to Iowa rate making principles. Refer to Note 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional discussion of the net impacts of SB 62 and the decision to allow WPL to do business in Iowa.

IPL’S RESULTS OF OPERATIONS

Overview - First Quarter Results - Earnings available for common stock increased $13 million primarily due to a lower effective tax rate due to state income tax benefits in the first quarter of 2009 and AFUDC recognized on the Whispering Willow - East wind project in the first quarter of 2009. These items were partially offset by higher electric transmission rates billed from ITC, higher pension and other postretirement expenses and lower electric and gas sales caused by the weather and the economy.

Electric Margins - Electric margins are defined as electric operating revenues less electric production fuel and purchased power expenses. Management believes that electric margins provide a more meaningful basis for evaluating utility operations than electric operating revenues since electric production fuel and purchased power expenses are generally passed through to customers, and therefore results in changes to electric operating revenues that are comparable to changes in electric production fuel and purchased power expenses. Electric margins and MWh sales for IPL for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)

	2009	2008	Change	2009	2008	Change

Residential	$115.9	$107.6	8%	1,190	1,186	--
Commercial	74.5	65.9	13%	975	937	4%
Industrial	93.7	82.3	14%	1,739	1,902	(9%)

Retail subtotal	284.1	255.8	11%	3,904	4,025	(3%)
Sales for resale:
Wholesale	5.6	5.7	(2%)	101	114	(11%)
Bulk power and other	15.8	10.2	55%	219	184	19%
Other (includes wheeling)	4.6	5.4	(15%)	23	24	(4%)

Total revenues/sales	310.1	277.1	12%	4,247	4,347	(2%)

Electric production fuel expense	61.4	50.2	22%
Purchased power expense:
Energy	63.0	34.8	81%
Capacity	37.5	36.0	4%

Total electric production fuel
and purchased power expense	161.9	121.0	34%

Margins	$148.2	$156.1	(5%)

First Quarter 2009 vs. First Quarter 2008 Summary - Electric margins decreased $8 million, or 5%, primarily due to an estimated $2 million reduction in electric margins from changes in the net impacts of weather conditions and IPL’s weather hedging activities, $1 million of higher purchased power capacity expenses related to the DAEC PPA and a decrease in weather-normalized retail sales volumes. The decrease in weather-normalized retail sales volumes was largely due to a material decrease in industrial sales demand caused by bankruptcies, plant closures and shift reductions at several manufacturing customers in IPL’s service territory impacted by the economy and the extra day of sales in the first quarter of 2008 as compared to the first quarter of 2009 due to 2008 being a leap year.

Impacts of Weather Conditions - Estimated increases to IPL’s electric margins from the net impacts of weather and IPL’s weather hedging activities for the three months ended March 31 were as follows (in millions):

	2009	2008

Weather impacts on demand compared to normal weather	$2	$4
Losses from weather derivatives (a)	(2)	(2)

Net weather impact	$--	$2

(a) Recorded in “Other” revenues in the above table.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details on recoveries of electric fuel and purchased power energy expenses and MISO-related transactions. Refer to “Rates and Regulatory Matters - Utility Rate Cases” for discussion of IPL’s interim retail electric rate increase effective in late March 2009. Refer to “Other Matters - Other Future Considerations - Electric Sales Projections” for discussion of retail electric sales projections expected to be influenced by the current economic conditions and new cogeneration facilities at two of IPL’s industrial customers.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore results in changes to gas operating revenues that are comparable to changes in cost of gas sold. Gas margins and Dth sales for IPL for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)

	2009	2008	Change	2009	2008	Change

Residential	$92.5	$104.8	(12%)	8,330	8,892	(6%)
Commercial	50.1	61.1	(18%)	4,927	5,737	(14%)
Industrial	7.2	10.0	(28%)	875	1,078	(19%)

Retail subtotal	149.8	175.9	(15%)	14,132	15,707	(10%)
Interdepartmental	1.2	0.3	300%	149	24	521%
Transportation/other	2.0	3.9	(49%)	9,129	10,419	(12%)

Total revenues/sales	153.0	180.1	(15%)	23,410	26,150	(10%)

Cost of gas sold	116.8	139.9	(17%)

Margins	$36.2	$40.2	(10%)

First Quarter 2009 vs. First Quarter 2008 Summary - Gas margins decreased $4 million, or 10%, primarily due to an estimated $3 million decrease in gas margins from the changes in the net impacts of weather conditions and IPL’s weather hedging activities and $1 million of lower energy conservation revenues. The decrease was also impacted by a decrease in weather-normalized commercial and industrial sales volumes largely due to the economic conditions in the first quarter of 2009. Changes in energy conservation revenues were largely offset by changes in energy conservation expenses.

Impacts of Weather Conditions - Estimated increases to IPL’s gas margins from the net impacts of weather and IPL’s weather hedging activities for the three months ended March 31 were as follows (in millions):

	2009	2008

Weather impacts on demand compared to normal weather	$2	$5
Losses from weather derivatives (a)	(2)	(2)

Net weather impact	$--	$3

(a) Recorded in “Transportation/other” revenues in the above table.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of IPL’s HDD data and discussion of the impacts on IPL’s gas margins of recoveries of natural gas costs.

Steam and Other Revenues - Steam and other revenues increased $13 million primarily due to $10 million of higher steam revenues and $4 million of higher third-party coal revenues from higher coal volumes sold. IPL’s steam revenues increased largely due to contracts entered into in 2008 by IPL and its steam customers, which allow IPL to recover incremental leasing and fuel costs incurred to resume steam production and service in Cedar Rapids, Iowa while its Prairie Creek and Sixth Street Generating Stations are out of service due to the severe flooding that occurred in June 2008. Changes in steam and other revenues were largely offset by related changes in other operation and maintenance expenses. Refer to “Other Matters - Other Future Considerations - Severe Midwest Weather in June 2008” for additional discussion of the anticipated financial impacts of the severe flooding that occurred in June 2008.

Electric Transmission Service Expense - Electric transmission service expense increased $13 million primarily due to $11 million of higher expenses billed by ITC resulting from increased rates effective in January 2009. Refer to “Other Matters - Other Future Considerations - IPL’s Electric Transmission Service Charges for 2009” for additional discussion of the increased transmission rates by ITC effective in 2009.

Other Operation and Maintenance Expenses - Other operation and maintenance expenses increased $19 million primarily due to $7 million of higher steam operation and maintenance expenses, $4 million of higher pension and other postretirement benefits costs, $4 million of higher expenses related to coal sales and $2 million of incremental expenses incurred in the first quarter of 2009 related to the severe flooding in 2008. The higher steam operation and maintenance expenses resulted from additional costs incurred by IPL in the first quarter of 2009 to operate the temporary steam generating systems (natural gas-fired package boilers and water treatment systems) used to resume steam service after its Prairie Creek and Sixth Street Generating Stations were shut down due to severe flooding in 2008. The higher pension and other postretirement benefits costs were net of the portion allocated to capital projects and resulted from increased amortization of actuarial losses and lower expected return on plan assets caused by significant decreases in plan assets in 2008. The higher expenses related to coal sales at IPL were due to higher volumes of coal sold. The incremental flood costs incurred by IPL in the first quarter of 2009 were primarily related to operating expenditures required to restore operations at its Prairie Creek Generating Station that are not expected to be reimbursed under Alliant Energy’s property insurance policy. Refer to “Other Matters - Other Future Considerations - Severe Midwest Weather in June 2008” for additional discussion of the financial impacts of the severe flooding that occurred in June 2008. Refer to “Other Matters - Other Future Considerations - Pension and Other Postretirement Benefits Plans” for additional discussion of future pension and other postretirement benefits expenses.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $4 million primarily due to additional depreciation expense from the impact of property additions for restoration activities associated with the severe flooding in June 2008 and higher depreciation rates.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on IPL’s utility rate activities.

Interest Expense - Interest expense increased $3 million primarily due to interest expense from IPL’s issuance of $250 million of 7.25% senior debentures in October 2008. This item was partially offset by the impact of lower commercial paper interest rates in the first quarter of 2009 as compared to the first quarter of 2008.

AFUDC - AFUDC increased $7 million primarily due to $5 million of AFUDC recognized in the first quarter of 2009 related to the construction of the Whispering Willow - East wind project.

Income Taxes - IPL’s effective income tax rates were (174.3%) for the first quarter of 2009 and 35.4% for the first quarter of 2008. The decrease in the effective tax rates was primarily due to $33 million of income tax benefits recognized in the first quarter of 2009 related to the net impacts of SB 62 enacted in February 2009 and a recent decision to allow WPL to do business in Iowa in order to take advantage of efficiencies that will likely be available as a result of IPL and WPL sharing resources and facilities. The decrease was also due to the impact of recording known adjustments for the tax returns for calendar years 2005 through 2007 in the first quarter of 2009. These items were partially offset by property related differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles. Refer to Note 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional discussion of the net impacts of SB 62 and the decision to allow WPL to do business in Iowa.

WPL’S RESULTS OF OPERATIONS

Overview - First Quarter Results - WPL’s earnings available for common stock were unchanged as increased earnings resulting from an under-recovery of retail fuel-related costs in the first quarter of 2008 and a lower effective tax rate were offset by lower electric and gas sales due to the weather and economy and higher interest expense resulting from the issuance of WPL’s 7.6% debentures in October 2008.

Electric Margins - Electric margins are defined as electric operating revenues less electric production fuel and purchased power expenses. Management believes that electric margins provide a more meaningful basis for evaluating utility operations than electric operating revenues since electric production fuel and purchased power expenses are generally passed through to customers, and therefore results in changes to electric operating revenues that are comparable to changes in electric production fuel and purchased power expenses. Electric margins and MWh sales for WPL for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)

	2009	2008	Change	2009	2008	Change

Residential	$105.2	$104.5	1%	958	956	--
Commercial	53.2	53.3	--	570	574	(1%)
Industrial	68.2	77.3	(12%)	986	1,157	(15%)

Retail subtotal	226.6	235.1	(4%)	2,514	2,687	(6%)
Sales for resale:
Wholesale	44.0	46.1	(5%)	798	828	(4%)
Bulk power and other	20.8	5.2	300%	341	81	321%
Other	6.6	4.2	57%	19	20	(5%)

Total revenues/sales	298.0	290.6	3%	3,672	3,616	2%

Electric production fuel expense	40.8	44.0	(7%)
Purchased power expense:
Energy	89.4	85.0	5%
Capacity	30.3	27.9	9%

Total electric production fuel
and purchased power expense	160.5	156.9	2%

Margins	$137.5	$133.7	3%

First Quarter 2009 vs. First Quarter 2008 Summary - Electric margins increased $4 million, or 3%, primarily due to a $5 million under-recovery of fuel and purchased power energy costs in the first quarter of 2008 and $2 million of higher energy conservation revenues in the first quarter of 2009. These items were partially offset by $3 million of higher purchased power capacity expenses in the first quarter of 2009 from the Kewaunee PPA, a decrease in weather-normalized retail sales volumes and an estimated $1 million reduction in electric margins from changes in the net impacts of weather conditions and WPL’s weather hedging activities. The decrease in weather-normalized retail sales volumes was largely due to a material decrease in industrial sales demand caused by bankruptcies, plant closures and shift reductions at several manufacturing customers in WPL’s service territory impacted by the economy and the extra day of sales in the first quarter of 2008 as compared to the first quarter of 2009 due to 2008 being a leap year. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses.

Impacts of Weather Conditions - Estimated increases to WPL’s electric margins from the net impacts of weather and WPL’s weather hedging activities for the three months ended March 31 were as follows (in millions):

	2009	2008

Weather impacts on demand compared to normal weather	$1	$2
Losses from weather derivatives (a)	(1)	(1)

Net weather impact	$--	$1

(a) Recorded in “Other” revenues in the above table.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of WPL’s recoveries of electric fuel and purchased power energy costs and MISO-related transactions. Refer to “Other Matters - Other Future Considerations - Electric Sales Projections - Economic Conditions” for discussion of retail electric sales projections expected to be influenced by the current economic conditions.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore results in changes to gas operating revenues that are comparable to changes in cost of gas sold. Gas margins and Dth sales for WPL for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)

	2009	2008	Change	2009	2008	Change

Residential	$66.7	$75.0	(11%)	5,893	6,204	(5%)
Commercial	38.1	43.2	(12%)	4,009	4,233	(5%)
Industrial	3.1	4.1	(24%)	344	436	(21%)

Retail subtotal	107.9	122.3	(12%)	10,246	10,873	(6%)
Interdepartmental	1.0	1.6	(38%)	163	245	(33%)
Transportation/other	2.7	4.5	(40%)	7,216	8,492	(15%)

Total revenues/sales	111.6	128.4	(13%)	17,625	19,610	(10%)

Cost of gas sold	82.3	92.2	(11%)

Margins	$29.3	$36.2	(19%)

First Quarter 2009 vs. First Quarter 2008 Summary - Gas margins decreased $7 million, or 19%, primarily due to the impact of the 2009 retail gas rate decrease effective in January 2009 that reduced gas revenues in the first quarter of 2009 by $2 million and an estimated $1 million decrease in gas margins from changes in the net impacts of weather conditions and WPL’s weather hedging activities. The decrease was also impacted by a decrease in weather-normalized retail industrial sales largely due to the economic conditions in the first quarter of 2009.

Impacts of Weather Conditions - Estimated increases to WPL’s gas margins from the net impacts of weather and WPL’s weather hedging activities for the three months ended March 31 were as follows (in millions):

	2009	2008

Weather impacts on demand compared to normal weather	$2	$3
Losses from weather derivatives (a)	(1)	(1)

Net weather impact	$1	$2

(a) Recorded in “Transportation/other” revenues in the above table.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for WPL’s HDD data and discussion of the impacts on WPL’s gas margins of recoveries of natural gas costs and “Rates and Regulatory Matters - Utility Rate Cases” for discussion of WPL’s electric and gas rate filings.

Other Operation and Maintenance Expenses - Other operation and maintenance expenses decreased $1 million primarily due to decreases in other administrative and general expenses. WPL incurred $4 million of higher pension and other postretirement benefits costs, net of the portion allocated to capital projects, due to increased amortization of actuarial losses and lower expected return on plan assets caused by significant decreases in plan assets in 2008. These higher pension and other postretirement benefits costs were offset by a $4 million deferral of retail pension and benefits costs recorded in the first quarter of 2009 in accordance with the stipulation agreement approved by the PSCW related to WPL’s 2009 retail rate case. Refer to “Other Matters - Other Future Considerations - Pension and Other Postretirement Benefits Plans” for additional discussion of future pension and other postretirement benefits expenses.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on WPL’s rate activities.

Interest Expense - Interest expense increased $3 million for the three month period primarily due to interest expense from WPL’s issuance of $250 million of 7.6% debentures in October 2008. This item was partially offset by the impact of WPL’s 5.7% debentures retired in October 2008 and lower commercial paper interest rates in the first quarter of 2009 as compared to the first quarter of 2008.

Equity Income from Unconsolidated Investments - Equity income from unconsolidated investments increased $2 million due to higher earnings at ATC resulting from increased transmission rates billed by ATC.

Income Taxes - WPL’s effective income tax rates were 30.4% for the first quarter of 2009 and 36.8% for the first quarter of 2008. The decrease in the effective income tax rates was primarily due to $2 million of income tax benefits recognized in the first quarter of 2009 related to the net impacts of the SB 62 enacted in February 2009 and a recent decision to allow WPL to do business in Iowa thus requiring WPL to file as part of the Iowa consolidated tax return. The decrease in the effective income tax rates was also due to $1 million of production tax credits generated in the first quarter of 2009 from the Cedar Ridge wind project and a reserve recorded in the first quarter of 2008 related to a tax regulatory asset. Refer to Note 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional discussion of the net impacts of the SB 62 and the decision to allow WPL to do business in Iowa.

LIQUIDITY AND CAPITAL RESOURCES

A summary of Alliant Energy’s liquidity and capital resources matters is included in the 2008 Form 10-K and has not changed materially from the items reported in the 2008 Form 10-K, except as described below.

Liquidity Position - At March 31, 2009, Alliant Energy and its subsidiaries had $284 million of cash and cash equivalents and $522 million ($238 million at IPL, $188 million at WPL and $96 million at the parent company) of available capacity under their revolving credit facilities. Refer to Note 1(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on Alliant Energy’s cash and cash equivalents. Refer to Note 12(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of the alleged default by Resources under the Indenture related to the Exchangeable Senior Notes.

Capital Structure - Alliant Energy’s, IPL’s and WPL’s capital structures at March 31, 2009 were as follows (dollars in millions):

	Alliant Energy
	(Consolidated)		IPL		WPL

Common equity	$2,856.4	56.1%	$1,160.1	48.6%	$1,167.3	56.6%
Preferred equity	243.8	4.8%	183.8	7.7%	60.0	2.9%
Noncontrolling interest	2.1	--%	--	--%	--	--%
Long-term debt (incl. current maturities)	1,884.9	37.1%	995.3	41.7%	782.9	38.0%
Short-term debt	100.8	2.0%	48.5	2.0%	52.3	2.5%

	$5,088.0	100.0%	$2,387.7	100.0%	$2,062.5	100.0%

Cash Flows - Selected information from Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the first quarter of 2009 and first quarter of 2008 was as follows (in millions):

	Alliant Energy		IPL		WPL

	2009	2008	2009	2008	2009	2008

Cash and cash equivalents at Jan. 1	$346.9	$745.6	$6.2	$39.4	$4.5	$0.4
Cash flows from (used for):
Operating activities	267.6	91.6	217.4	(11.9)	92.0	105.0
Investing activities	(311.4)	(116.3)	(220.0)	(63.0)	(76.9)	(48.6)
Financing activities	(19.4)	(88.5)	(3.3)	40.5	(19.4)	(47.8)

Net increase (decrease)	(63.2)	(113.2)	(5.9)	(34.4)	(4.3)	8.6

Cash and cash equivalents at March 31	$283.7	$632.4	$0.3	$5.0	$0.2	$9.0

Operating Activities -

First Quarter 2009 vs. First Quarter 2008 - Alliant Energy’s cash flows from operating activities increased $176 million primarily due to $200 million of higher cash flows from changes in the level of accounts receivable sold at IPL and lower incentive-related compensation payments by Corporate Services. These items were partially offset by $32 million of lower cash flows from operations at RMT largely due to payments received in the first quarter of 2008 for a large wind construction management project and $27 million of collateral payments to counterparties of derivative contracts in the first quarter of 2009 as a result of increases in derivative liabilities at IPL and WPL during such period.

IPL’s cash flows from operating activities increased $229 million primarily due to $200 million of higher cash flows from changes in the level of accounts receivable sold and $15 million of higher income tax refunds.

WPL’s cash flows from operating activities decreased $13 million primarily due to $16 million of collateral payments to counterparties of derivative contracts in the first quarter of 2009 as a result of increases in derivative liabilities during such period.

IPL’s Accounts Receivable Sale Program - Changes in the levels of accounts receivable sold by IPL increased (decreased) Alliant Energy’s and IPL’s cash flows from operations by $125 million and ($75) million in the first quarter of 2009 and 2008, respectively. Proceeds from the additional receivables sold during the first quarter of 2009 were primarily used to help fund construction expenditures at IPL. Payments to reduce the receivables sold during the first quarter of 2008 were primarily funded with a capital contribution from IPL’s parent company, Alliant Energy. Refer to Note 4(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on IPL’s accounts receivable sale program.

Investing Activities -

First Quarter 2009 vs. First Quarter 2008 - Alliant Energy’s cash flows used for investing activities increased $195 million primarily due to $180 million of higher construction expenditures including expenditures during the first quarter of 2009 for wind projects and restoration activities for IPL’s Prairie Creek Generating Station and $11 million of lower net cash receipts from advances and collections related to customer energy efficiency projects at WPL.

IPL’s cash flows used for investing activities increased $157 million primarily due to $158 million of higher construction expenditures including expenditures during the first quarter of 2009 for its Whispering Willow - East wind project and restoration activities at its Prairie Creek Generating Station.

WPL’s cash flows used for investing activities increased $28 million primarily due to $11 million of lower net cash receipts from advances and collections related to customer energy efficiency projects and $11 million of higher construction expenditures including expenditures during the first quarter of 2009 for wind sites.

Construction and Acquisition Expenditures - Alliant Energy, IPL and WPL currently anticipate construction and acquisition expenditures during 2009, 2010 and 2011 as follows (in millions):

	Alliant Energy			IPL			WPL

Utility business (a):	2009	2010	2011	2009	2010	2011	2009	2010	2011

Generation - new facilities:
IPL wind - Whispering Willow - East	$265	$5	$--	$265	$5	$--	$--	$--	$--
WPL wind - Bent Tree	165	280	--	--	--	--	165	280	--
WPL wind - Other	25	95	140	--	--	--	25	95	140
WPL gas - NEF (b)	--	--	--	--	--	--	95	--	--

Total generation - new facilities	455	380	140	265	5	--	285	375	140
Environmental	145	110	210	125	40	25	20	70	185
Advanced metering infrastructure	55	5	65	--	--	65	55	5	--
Other utility capital expenditures	480	425	380	310	235	205	170	190	175

Total utility business	1,135	920	795	$700	$280	$295	$530	$640	$500

Non-regulated businesses	15	10	10

	$1,150	$930	$805

(a)	Cost estimates represent IPL’s or WPL’s estimated portion of total escalated construction and acquisition expenditures in millions of dollars and exclude AFUDC, if applicable.
(b)	WPL currently plans to purchase NEF from Resources effective June 1, 2009.

The revised estimates from those reported in the 2008 Form 10-K include the impact of the decision by IPL and its joint partners in March 2009 not to proceed with construction of the Sutherland #4 project and recent changes in the planned timing of environmental and advanced metering infrastructure projects. The changes result in currently anticipated capital expenditures that are $160 million, $615 million, and $420 million lower for Alliant Energy for 2009, 2010 and 2011, respectively.

Financing Activities -

First Quarter 2009 vs. First Quarter 2008 - Alliant Energy’s cash flows used for financing activities decreased $69 million primarily due to changes in the amount of commercial paper outstanding at IPL and WPL and changes in cash overdrafts caused by the timing of voucher payments.

IPL’s cash flows used for financing activities increased $44 million primarily due to a $100 million capital contribution from its parent company, Alliant Energy, in the first quarter of 2008. This item was partially offset by changes in the amount of commercial paper outstanding and changes in cash overdrafts caused by the timing of voucher payments.

WPL’s cash flows used for financing activities decreased $28 million primarily due to changes in the amount of commercial paper outstanding and changes in cash overdrafts caused by the timing of voucher payments.

Shelf Registrations - As of March 31, 2009, IPL and WPL had $250 million and $200 million, respectively, remaining available under their shelf registration statements. Alliant Energy’s most recent shelf registration statement expired in December 2008.

Common Stock Issuances - Alliant Energy currently anticipates its only common stock issuances in 2009 and 2010 will be to issue new shares to satisfy demands under its equity incentive plans for employees. Refer to Notes 6(b) and 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s common stock issuances in the first quarter of 2009 under its equity incentive plans for employees.

Short- and Long-term Debt - Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a covenant which requires the entities to maintain certain debt-to-capital ratios. The debt-to-capital ratios required to borrow under the credit facilities compared to the actual debt-to-capital ratios at March 31, 2009 were as follows:

	Requirement	Status at March 31, 2009

Alliant Energy	Less than 65%	38%
IPL	Less than 58%	44%
WPL	Less than 58%	44%

Refer to Note 8 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on short- and long-term debt including recent amendments to Alliant Energy’s, IPL’s and WPL’s respective credit facility agreements to release Lehman Brothers Bank from the agreements. Refer to Note 12(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of the alleged default by Resources under the Indenture related to the Exchangeable Senior Notes, including recent extensions of waivers related to Alliant Energy’s credit facility agreement and IPL’s sale of accounts receivable program agreement through Dec. 31, 2009 and June 30, 2009, respectively.

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the 2008 Form 10-K and has not changed materially from the items reported in the 2008 Form 10-K. Refer to Notes 4(a) and 12(d) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information regarding IPL’s sale of accounts receivable program and various guarantees and indemnifications outstanding related to Alliant Energy’s previous divestiture activities.

Certain Financial Commitments -

Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2008 Form 10-K and has not changed materially from the items reported in the 2008 Form 10-K, except for the items described in Notes 12(a) and 12(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements.”

Environmental - A summary of Alliant Energy’s environmental matters is included in the 2008 Form 10-K and has not changed materially from the items reported in the 2008 Form 10-K, except as described below.

Air Quality -

Ozone NAAQS Rule - In the first quarter of 2009, the EPA requested 180 days to review the revised 8-hour standard (0.075 parts per million) in response to a court challenge that the new standard is not stringent enough. Alliant Energy, IPL and WPL are currently unable to predict the impact of any potential changes to the 8-hour standard on their financial condition and results of operations.

GHG Emissions - In April 2009, the EPA issued a proposed rule to require reporting of GHG emissions from all sectors of the economy, including electric utility operations. The GHG emissions covered by the proposed EPA reporting rule include carbon dioxide (CO2), methane (CH4), nitrous oxide (N2O), sulfur hexafluoride (SF6), hydrofluorocarbons (HFCs), perfluorocarbons (PFCs), and other fluorinated gases. Emissions of GHG will be reported at the facility level in CO2-equivalent (CO2e) and include those facilities that emit 25,000 metric tons or more of CO2e. The proposed rule does not require control of GHG emissions, rather it requires that sources above certain threshold levels monitor and report emissions. The EPA anticipates that the data collected by this rule will improve the U.S. government’s ability to formulate a set of climate change policy options and to assess which industries would be affected, and how these industries would be affected, by the options. A final reporting rule is anticipated by the end of 2009. Alliant Energy, IPL and WPL are monitoring the proposed EPA rulemaking to prepare for compliance with future mandatory GHG emissions reporting requirements.

In April 2009, the EPA also issued a “Proposed Endangerment and Cause or Contribute Findings for Greenhouse Gases under the Clean Air Act.” This proposal includes two distinct findings regarding GHG emissions under the Clean Air Act. First, the current and projected concentrations of GHG emissions in the atmosphere threaten the public health and welfare of current and future generations. This is referred to as the endangerment finding and includes the six key GHG emissions identified in the EPA’s proposed reporting rule. Second, the combined emissions of CO2, CH4, N2O, and HFCs from new motor vehicles and motor vehicle engines contribute to the atmospheric concentrations of these key GHG emissions and hence to the threat of climate change. This is referred to as the cause or contribute finding. The EPA’s proposed findings do not include any specific regulations that mandate reductions in GHG emissions. However, finalization of these findings is requisite to EPA’s future issuance of regulations to reduce GHG emissions from motor vehicles or other emissions sources, which could include electric utility operations. The implications of the EPA’s findings are highly uncertain including the nature or timing related to future issuance of regulations mandating reductions of GHG emissions. Alliant Energy, IPL and WPL are currently unable to predict the final outcome of the EPA’s findings, but expect that capital investments and/or modifications could be significant to comply with any regulations issued to reduce GHG emissions.

Water Quality -

Federal Clean Water Act - In April 2009, the U.S. Supreme Court granted the EPA authority to use a cost-benefit analysis when setting technology-based requirements under Section 316(b) of the Federal Clean Water Act to minimize environmental impacts at cooling water intake structures. Alliant Energy, IPL and WPL are currently unable to predict the final requirements from Section 316(b), but expect that capital investments and/or modifications resulting from the regulation could be significant.

Hydroelectric Fish Passages and Fish Protective Devices - In the first quarter of 2009, FERC approved an extension for WPL to complete the construction and installation of the fish protective device at one of its hydroelectric generating facilities by June 30, 2010. Alliant Energy and WPL believe the required capital investments and/or modification to comply with the FERC order for fish passages and fish protective devices at its hydroelectric generating facility could be significant.

Land and Solid Waste -

Ash Ponds - In the first quarter of 2009, IPL and WPL received Information Collection Requests from the EPA for information on the coal ash surface impoundments at the Lansing Generating Station and Columbia and a listing of additional IPL and WPL facilities with coal ash surface impoundments. Alliant Energy, IPL and WPL are currently unable to predict the impact of these information collection requests.

MGP Sites - Refer to Note 12(e) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s and WPL’s MGP sites.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy’s primary market risk exposures are associated with commodity prices, currency exchange rates, interest rates and investment prices. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. A summary of Alliant Energy’s market risks is included in the 2008 Form 10-K and such market risks have not changed materially from those reported in the 2008 Form 10-K, except as described below.

Commodity Price Risk - Alliant Energy and WPL have exposure to market fluctuations in commodity prices of certain materials procured for its infrastructure investment program. In 2008, Corporate Services, as agent for IPL and WPL, entered into a master supply agreement with Vestas to purchase 500 MW of wind turbine generator sets and related equipment. The master supply agreement includes pricing terms that are subject to change if steel prices change by more than 10% between measurement dates defined in the master supply agreement. Assuming changes in steel prices are sufficient to warrant a change in the pricing terms, the impact of each incremental 10% increase (decrease) in steel prices will increase (decrease) the anticipated purchase price of the wind turbine generator sets and related equipment as of March 31, 2009 by approximately $1.5 million for Alliant Energy and WPL.

Currency Exchange Rate Risk - Alliant Energy and WPL are exposed to risk resulting from changes in currency exchange rates as a result of Corporate Services’ master supply agreement with Vestas to purchase wind turbine generator sets and related equipment. A portion of the future payments under the master supply agreement are denominated in Euros, and therefore, are subject to currency exchange risk with fluctuations in currency exchange rates. The impact of a hypothetical 10% increase (decrease) in currency exchange rates on the future Euro-denominated payments under the master supply agreement would increase (decrease) the anticipated purchase price of the wind turbine generator sets and related equipment as of March 31, 2009 by approximately $7.8 million for Alliant Energy and WPL.

Interest Rate Risk - Alliant Energy, IPL and WPL are exposed to risk resulting from changes in interest rates as a result of their issuance of variable-rate short-term borrowings, IPL’s accounts receivable sale program and variable-rate leasing agreements. Assuming the impact of a hypothetical 100 basis point increase (decrease) in interest rates on consolidated variable-rate short-term borrowings held, the amount outstanding under IPL’s accounts receivable sale program and variable-rate lease balances at March 31, 2009, Alliant Energy’s, IPL’s and WPL’s annual pre-tax expense would increase (decrease) by approximately $2.6 million, $2.1 million and $0.5 million, respectively.

Alliant Energy is also exposed to risk resulting from changes in interest rates as a result of balances of cash and cash equivalents that are currently invested in money market funds with yields that may fluctuate daily. Assuming the impact of a hypothetical 100 basis point increase (decrease) in interest rates on Alliant Energy’s money market fund investments at March 31, 2009, Alliant Energy’s annual interest income would increase (decrease) by approximately $2.8 million. Refer to Note 1(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on Alliant Energy’s investments in money market funds.

Investment Price Risk - Alliant Energy, IPL and WPL are exposed to investment price risk as a result of their investments in debt and equity securities, largely related to securities held by their pension and other postretirement benefits plans. The values of investments held by their pension and other postretirement benefits plans have decreased materially since their last measurement date of Dec. 31, 2008. Refer to “Other Future Considerations - Pension and Other Postretirement Benefits Plans” for further discussion.

New Accounting Pronouncements - Refer to Note 1(f) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of new accounting pronouncements impacting Alliant Energy, IPL and WPL.

Critical Accounting Policies - A summary of Alliant Energy’s critical accounting policies is included in the 2008 Form 10-K and such policies have not changed materially from those reported in the 2008 10-K, except as described below.

Unbilled Revenues - At March 31, 2009 and Dec. 31, 2008, unbilled revenues associated with Alliant Energy’s utility operations were $127 million ($62 million at IPL and $65 million at WPL) and $186 million ($94 million at IPL and $92 million at WPL), respectively.

Accounting for Pensions and Other Postretirement Benefits - Refer to “Other Future Considerations - Pension and Other Postretirement Benefits Plans” for discussion of decreases in the total fair value of Alliant Energy’s, IPL’s and WPL’s pension and other postretirement benefits plan assets since the last measurement date of Dec. 31, 2008.

Income Taxes -

Net Operating Loss Utilization - In February 2009, SB 62 was enacted. The current provisions of SB 62 make it unlikely that Alliant Energy will be able to utilize a majority of its current Wisconsin net operating loss carryforwards before they expire. As a result, Alliant Energy recorded a valuation allowance for the deferred tax assets associated with its Wisconsin net operating loss carryforwards, which increased income tax expense by $6 million in the first quarter of 2009. At March 31, 2009, Alliant Energy had deferred tax asset valuation allowances related to Wisconsin net operating loss carryforwards of $19 million.

Capital Loss Utilization - The provisions of SB 62 and WPL’s recent plans to be included in the Iowa consolidated return in order to take advantage of efficiencies that will likely be available as a result of IPL and WPL sharing resources and facilities also resulted in changes in expected state apportioned income tax rates. These changes in expected state apportioned income tax rates resulted in changes in the amount of deferred tax assets related to Wisconsin capital loss carryforwards and associated valuation allowances in the first quarter of 2009. At March 31, 2009, Alliant Energy had deferred income tax asset valuation allowances related to Wisconsin capital loss carryforwards of $9 million.

Refer to Note 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion of tax matters.

Property Insurance Recoveries - As of March 31, 2009 and Dec. 31, 2008, both Alliant Energy and IPL recorded $31 million and $26 million, respectively, on their Consolidated Balance Sheets of estimated receivables due under Alliant Energy’s property insurance policy related to covered flood losses charged to operating expense from the severe Midwest flooding in 2008. Refer to Note 4(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional details of these estimated property insurance recoveries.

Other Future Considerations - A summary of Alliant Energy’s, IPL’s and WPL’s other future considerations is included in the 2008 Form 10-K and such considerations have not changed materially from the items reported in the 2008 Form 10-K, except as described below.

Severe Midwest Weather in June 2008 - Alliant Energy and IPL currently expect to be substantially finished with the rebuilding and restoration activities associated with property damage caused by last year’s severe Midwest weather in the second or third quarter of 2009. Alliant Energy and IPL currently estimate the total cost to be incurred in 2009 for the rebuilding and restoration activities will be approximately $100 million, of which approximately half was incurred in the first quarter of 2009. These costs are largely due to the capital expenditures required for rebuilding and restoration activities at IPL’s Prairie Creek Generating Station, which is expected to return to full operations in the second quarter of 2009. Covered flood losses surpassed the $100 million coverage limit under Alliant Energy’s property insurance policy in the first quarter of 2009 therefore all future costs will be borne by Alliant Energy and IPL unless recovery of these costs is permitted by regulators. Alliant Energy currently estimates its 2009 utilities earnings will decrease by approximately $0.03 to $0.07 per share due to operating expenses it expects to incur in 2009 for restoration activities that may not be recoverable from ratepayers. Alliant Energy and IPL do not believe additional expenditures for rebuilding and restoration activities will have a significant impact on their liquidity given their current liquidity positions and the $66 million of remaining reimbursements anticipated under Alliant Energy’s property insurance policy as of March 31, 2009. Refer to Note 4(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional details of anticipated reimbursements of covered flood losses under Alliant Energy’s property insurance policy. Refer to “Rates and Regulatory Matters - Other Recent Regulatory Developments - Severe Midwest Flooding” for discussion of recent filings with the IUB and MPUC requesting recovery of incremental operation and maintenance expenses incurred as a result of the severe Midwest flooding.

IPL’s Electric Transmission Service Charges for 2009 - In April 2009, FERC denied IPL’s FERC 206 complaint filed against ITC concerning certain cost components included in ITC’s 2009 transmission rates. FERC concluded that IPL had not presented adequate evidence that ITC’s formula rate implementation produced unjust and unreasonable rates with respect to operations and maintenance and administrative and general expenses for 2009. FERC also rejected IPL’s allegations that ITC had not been adequately forthcoming with information about its projected rates and true-up. IPL is considering filing a request for rehearing and/or filing a new complaint against ITC and other options.

Pension and Other Postretirement Benefits Plans - Alliant Energy’s, IPL’s and WPL’s pension and other postretirement benefits plan assets are predominately invested in equity and debt securities. These plan assets have decreased in total fair value since the last measurement date of Dec. 31, 2008 consistent with general market conditions during such period. Alliant Energy, IPL and WPL believe pension and other postretirement benefits costs could be materially higher in 2010 as compared to the costs expected to be recognized in 2009 if the total fair value of their plans’ assets remains at current levels, or decreases further prior to the next measurement date of Dec. 31, 2009. Were asset values to remain at March 31, 2009 levels through Dec. 31, 2009, Alliant Energy, IPL and WPL believe any required contributions to their pension and other postretirement benefits plans resulting from the recent decreases in value of plan assets would not have a significant adverse impact on their liquidity given their current available capacity under revolving credit facilities, cash and cash equivalents, and access to capital markets.

Refer to Note 12(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of a class action lawsuit filed against the Alliant Energy Cash Balance Pension Plan, which could affect future retirement plan funding and expense for Alliant Energy, IPL and WPL.

Electric Sales Projections -

Economic Conditions - Alliant Energy, IPL and WPL are expecting further declines in retail electric sales demand in 2009 compared to 2008 due to additional plant closures and shift reductions at several manufacturing customers in Alliant Energy’s, IPL’s and WPL’s service territories that were announced in March and April 2009.

Customer Owned Generation - Archer Daniels Midland (ADM), owner of wet corn milling plants in Iowa and one of IPL’s largest industrial customers, is currently constructing two (one is 105 MW and one is 75 MW) cogeneration facilities in Clinton, Iowa to meet its own electric demand. Roquette America, owner of a wet corn milling plant in Iowa and one of IPL’s largest industrial customers, is currently constructing a 34 MW cogeneration facility in Keokuk, Iowa to meet its own electric demand. As ADM and Roquette America transition to their cogeneration facilities, Alliant Energy’s and IPL’s electric industrial sales demand as well as electric margins will be reduced. ADM began the transition to its cogeneration facilities in the first quarter of 2009 and Roquette America is expected to transition to its cogeneration facilities as early as the second quarter of 2009.

Incentives for Wind Projects - Alliant Energy’s, IPL’s and WPL’s corporate strategy includes building or acquiring several wind projects to produce electricity to meet customer demand and renewable portfolio standards. In addition to producing electricity, these wind projects may also generate material incentives depending on when they begin commercial operations. The ARRA enacted in February 2009 provides incentives to owners of wind projects placed into service between Jan. 1, 2009 and Dec. 31, 2012. The incentives available to qualified wind projects under the ARRA include either production tax credits for a 10-year period based on the electricity output generated by the wind project, an investment tax credit equal to 30% of the qualified cost basis of the wind project or a government grant equal to 30% of the qualified cost basis of the wind project. The government grant incentive is only available for qualified wind projects that are placed into service in 2009 or 2010 and qualified wind projects that began construction in 2009 or 2010 and are placed into service by Dec. 31, 2012. Alliant Energy’s utility generation plan has two wind projects that are expected to qualify for one of these incentives based on the provisions of ARRA. These two wind projects are IPL’s Whispering Willow - East wind project (200 MW capacity) that is expected to begin commercial operation in late 2009, and WPL’s Bent Tree wind project (200 MW capacity) that is expected to begin commercial operation in 2010 pending regulatory approvals for the project. Alliant Energy, IPL and WPL are currently evaluating all incentive options available for these two projects. In addition, WPL is expected to recognize approximately $3 million to $5 million of production tax credits per year for a 10-year period for its Cedar Ridge wind project (68 MW capacity) that began commercial operations in December 2008. Any incentives for IPL’s and WPL’s wind projects are expected to be utilized in determining customer’s rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the quarter ended March 31, 2009 pursuant to the requirements of the Securities Exchange Act of 1934. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2009.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

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

Alliant Energy and Resources do not believe that Resources has transferred substantially all of its assets or that a default has occurred under the Indenture. In addition, Alliant Energy and Resources believe that, under the terms of the Indenture, the Trustee is required to execute the Fifth Supplemental Indenture, the Fifth Supplemental Indenture became effective on Nov. 25, 2008 without the Trustee’s signature and, even if a default had occurred under the Indenture, such default would not have continued after the Fifth Supplemental Indenture was executed on Nov. 25, 2008. On Feb. 3, 2009, Alliant Energy and Resources served an answer to the amended complaint on the Trustee denying the claims in the complaint and asserting counterclaims for, among other things, a declaration that Resources has not breached the Indenture and an injunction compelling the Trustee to execute the Fifth Supplemental Indenture. Trial is scheduled for February 2010. Alliant Energy and Resources intend to vigorously defend against this litigation.

If Alliant Energy’s and Resources’ interpretation of the Indenture is determined by the Court to be incorrect, a default may have occurred under the Indenture. If such default is continuing 90 days after the date the Notice of Default was received by Resources, an “Event of Default” will have occurred under the Indenture. The occurrence of an “Event of Default” under the Indenture would permit the Trustee or holders of at least 25% in aggregate principal amount of outstanding Notes to declare the principal amount of all outstanding Notes, plus accrued interest, to be immediately due and payable by Alliant Energy. The Trustee sent a notice (“Acceleration Notice”) dated April 22, 2009 to Alliant Energy and Resources that the holders of a majority of the principal amount of the Notes have determined that an “Event of Default” had occurred under the Indenture and declaring the full principal amount of the Notes due and payable. The aggregate principal amount of Notes outstanding under the Indenture is $402.5 million. Alliant Energy and Resources do not believe an “Event of Default” has occurred and do not intend to make any accelerated payments with respect to the Notes unless ordered to do so by the Court. Refer to Note 12(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of potential cross defaults under Alliant Energy’s credit facility agreement and IPL’s sale of accounts receivable program agreement.

Based upon Alliant Energy’s view of its interpretation of the Indenture and the remedies available to it under the Indenture as well as Alliant Energy’s financial resources, Alliant Energy does not believe that the Notice of Default, Acceleration Notice or the related litigation will have a material adverse effect on its financial condition or results of operations.

On Feb. 27, 2009, a purported shareowner filed in Dane County Circuit Court, Wisconsin, a derivative complaint against certain current and former officers and directors of Alliant Energy alleging that such officers and directors breached their fiduciary duties by approving sales of assets of Resources in violation of the Indenture and wasting Alliant Energy’s assets by compensating such officers and directors in connection with such sales. Alliant Energy believes the derivative complaint is without merit and intends to vigorously defend against this litigation. As previously reported, the purported shareowner made a demand asking the Board of Directors to take action to remedy the alleged breaches of fiduciary duties by certain officers and directors. Under Wisconsin law, if a shareowner commences a derivative proceeding after making such a demand, the court must dismiss such a derivative proceeding if a committee of independent directors appointed by independent directors determines, acting in good faith after conducting a reasonable inquiry upon which its conclusions are based, that maintenance of the derivative proceeding is not in the best interests of the corporation. As previously reported, the independent directors of Alliant Energy have appointed such a committee of independent directors to conduct an inquiry into the allegations made in the demand from the purported shareowner and to make a determination with respect thereto. On April 13, 2009, the court granted a stay of the lawsuit until July 31, 2009.

ITEM 1A. RISK FACTORS

A summary of Alliant Energy’s, IPL’s and WPL’s risk factors is included in Item 1A in the 2008 Form 10-K and such risk factors have not changed materially from the items reported in the 2008 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended March 31, 2009 was as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Purchased as	Value) of Shares That
	of Shares	Paid Per	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Share	Announced Plan	Under the Plan (a)

Jan. 1 to Jan. 31	22,579	$28.49	--	N/A
Feb. 1 to Feb. 28	3,850	27.37	--	N/A
March 1 to March 31	1,444	22.84	--	N/A

	27,873	28.05	--

(a)

Includes 8,382, 3,850 and 780 shares of Alliant Energy common stock for Jan. 1 to Jan. 31, Feb. 1 to Feb. 28, and March 1 to March 31, respectively, purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan (DCP). There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date. Also includes 14,197 and 664 shares of Alliant Energy common stock for Jan. 1 to Jan. 31 and March 1 to March 31, respectively, transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the EIP.

ITEM 6. EXHIBITS

The following Exhibits are filed herewith.

4.1	First Amendment, dated March 31, 2009, to Second Amended and Restated Five Year Credit Agreement, dated
Nov. 7, 2006, among Alliant Energy and the Banks set forth therein
4.2	First Amendment, dated March 31, 2009, to Second Amended and Restated Five Year Credit Agreement, dated
Nov. 7, 2006, among IPL and the Banks set forth therein
4.3	First Amendment, dated March 31, 2009, to Second Amended and Restated Five Year Credit Agreement, dated
Nov. 7, 2006, among WPL and the Banks set forth therein
12.1	Ratio of Earnings to Fixed Charges for Alliant Energy
12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend
Requirements for IPL
12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend
Requirements for WPL
31.1	Certification of the Chairman, President and CEO for Alliant Energy
31.2	Certification of the Vice President-CFO and Treasurer for Alliant Energy
31.3	Certification of the Chairman and CEO for IPL
31.4	Certification of the Vice President-CFO and Treasurer for IPL
31.5	Certification of the Chairman and CEO for WPL
31.6	Certification of the Vice President-CFO and Treasurer for WPL
32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 4th day of May 2009.

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