Form 10-Q
period 2009-09-30
INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2009-10-30
CIK 52485, 107832, 352541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).  Yes [  ]  No [  ]

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Smaller
	Large			Reporting
	Accelerated	Accelerated	Non-accelerated	Company
	Filer	Filer	Filer	Filer
Alliant Energy Corporation	[X]
Interstate Power and Light Company			[X]
Wisconsin Power and Light Company			[X]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]

Number of shares outstanding of each class of common stock as of September 30, 2009:
Alliant Energy Corporation	Common stock, $0.01 par value, 110,634,276 shares outstanding
Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements.  Some, but not all, of the risks and uncertainties of Alliant Energy Corporation (Alliant Energy), Interstate Power and Light Company (IPL) and Wisconsin Power and Light Company (WPL) include:

•	federal and state regulatory or governmental actions, including the impact of energy-related and tax legislation and of regulatory agency orders;
•
their ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs, deferred expenditures and capital expenditures, including any construction costs incurred over the predetermined level included in the advanced rate making principles for IPL’s Whispering Willow - East wind project, costs related to generating units that may be permanently closed, the earning of reasonable rates of return, and the payment of expected levels of dividends;

•	the state of the economy in their service territories and resulting implications on sales, margins and ability to collect unpaid bills, in particular as a result of the recession;
•	weather effects on results of operations;
•
developments that adversely impact their ability to implement their strategic plans including unanticipated issues in connection with construction of their new wind generating facilities, WPL’s potential purchase of the Riverside Energy Center (Riverside), and unfavorable regulatory outcomes;

•
IPL’s ability to reduce the impact of transmission rate increases for 2009 and future years, either through regulatory proceedings with the Federal Energy Regulatory Commission (FERC) or by recovery of costs in rates;

•
issues related to the availability of generating facilities and the supply and delivery of fuel and purchased electricity and price thereof, including the ability to recover and to retain the recovery of purchased power, fuel and fuel-related costs through rates in a timely manner;

•	the impact that fuel and fuel-related prices and other economic conditions may have on their customers’ demand for utility services;
•	impacts that storms or natural disasters in their service territories may have on their operations and rate relief for costs associated with restoration activities;
•
issues associated with environmental remediation efforts and with environmental compliance generally, including changing environmental laws and regulations, the ability to defend against environmental claims brought by state and federal agencies or third parties such as the Sierra Club, and the ability to recover through rates all environmental compliance costs, including costs for projects put on hold due to uncertainty of future environmental laws and regulations;

•
potential impacts of any future laws or regulations regarding global climate change or carbon emissions reductions, including the American Clean Energy and Security Act, which contains a proposed greenhouse gas (GHG) cap-and-trade program;

•	the growth rate of ethanol and biodiesel production in their service territories;
•	continued access to the capital markets on competitive terms and rates;
•	financial impacts of risk hedging strategies, including the impact of weather hedges or the absence of weather hedges on earnings;
•	sales and project execution for RMT, Inc. (RMT), the level of growth in the wind development market and the impact of the American Recovery and Reinvestment Act of 2009 (ARRA) and pending legislation;
•
issues related to electric transmission, including operating in the Midwest Independent Transmission System Operator (MISO) energy and ancillary services markets, the impacts of potential future billing adjustments from MISO and recovery of costs incurred;

•	unplanned outages at generating facilities and risks related to recovery of resulting incremental costs through rates;
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

•	IPL’s ability to successfully resolve the dispute with the parties to the joint operating agreement for Sutherland #4;
•	current or future litigation, regulatory investigations, proceedings or inquiries;
•	Alliant Energy’s ability to sustain its dividend payout ratio goal;
•	the direct or indirect effects resulting from terrorist incidents or responses to such incidents;

•	employee workforce factors, including changes in key executives, collective bargaining agreements, work stoppages or additional restructurings;
•	access to technological developments;
•	any material post-closing adjustments related to any of their past asset divestitures;
•	the impact of necessary accruals for the terms of incentive compensation plans;
•	the effect of accounting pronouncements issued periodically by standard-setting bodies;
•	the ability to continue cost controls and operational efficiencies;
•	increased retirement plan costs due to decreases in the market value of retirement plan assets;
•	the ability to utilize tax capital losses and net operating losses generated to date, and those that may be generated in the future, before they expire;
•	the ability to successfully complete ongoing tax audits and appeals with no material impact on earnings and cash flows;
•	inflation and interest rates; and
•	factors listed in Item 1A Risk Factors and “Other Matters - Other Future Considerations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Alliant Energy, IPL and WPL assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

PART I. FINANCIAL INFORMATION ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) ALLIANT ENERGY CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$725.3	$714.0	$1,901.2	$1,858.4
Gas	39.1	73.5	361.8	503.1
Other	20.1	30.8	69.4	64.3
Non-regulated	101.2	162.0	245.5	373.9
	885.7	980.3	2,577.9	2,799.7

Operating expenses:
Utility:
Electric production fuel and purchased power	336.3	317.2	922.9	876.3
Electric transmission service	55.1	49.2	172.1	139.3
Cost of gas sold	13.9	46.9	240.5	365.8
Other operation and maintenance	130.0	151.3	437.3	442.6
Non-regulated operation and maintenance	95.7	141.5	230.7	318.8
Depreciation and amortization	69.9	57.9	201.7	181.2
Taxes other than income taxes	24.9	25.8	76.3	78.1
	725.8	789.8	2,281.5	2,402.1

Operating income	159.9	190.5	296.4	397.6

Interest expense and other:
Interest expense	42.4	30.0	113.8	90.0
Loss on early extinguishment of debt	202.8	-	202.8	-
Equity income from unconsolidated investments, net	(9.5)	(9.6)	(27.3)	(24.3)
Allowance for funds used during construction	(13.9)	(8.4)	(34.7)	(15.8)
Interest income and other	(1.0)	(2.8)	(4.1)	(14.1)
	220.8	9.2	250.5	35.8

Income (loss) from continuing operations before income taxes	(60.9)	181.3	45.9	361.8

Income tax expense (benefit)	(22.2)	67.6	(26.5)	118.8

Income (loss) from continuing operations, net of tax	(38.7)	113.7	72.4	243.0

Income (loss) from discontinued operations, net of tax	(1.0)	(0.6)	(1.0)	8.4

Net income (loss)	(39.7)	113.1	71.4	251.4

Preferred dividend requirements of subsidiaries	4.6	4.6	14.0	14.0

Net income (loss) attributable to Alliant Energy common shareowners	$(44.3)	$108.5	$57.4	$237.4

Weighted average number of common shares
outstanding (basic) (000s)	110,288	110,182	110,257	110,166

Weighted average number of common shares
outstanding (diluted) (000s)	110,288	110,313	110,340	110,313

Earnings per weighted average common share attributable to
Alliant Energy common shareowners (basic and diluted):
Income (loss) from continuing operations, net of tax	$(0.39)	$0.99	$0.53	$2.08
Income (loss) from discontinued operations, net of tax	(0.01)	(0.01)	(0.01)	0.07
Net income (loss) attributable to Alliant Energy common shareowners	$(0.40)	$0.98	$0.52	$2.15

Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax	$(43.3)	$109.1	$58.4	$229.0
Income (loss) from discontinued operations, net of tax	(1.0)	(0.6)	(1.0)	8.4
Net income (loss) attributable to Alliant Energy common shareowners	$(44.3)	$108.5	$57.4	$237.4

Dividends declared per common share	$0.375	$0.35	$1.125	$1.05

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
ASSETS	2009	2008
	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$6,560.8	$6,018.8
Gas plant in service	785.5	761.6
Other plant in service	518.4	481.0
Accumulated depreciation	(2,940.7)	(2,766.2)
Net plant	4,924.0	4,495.2
Construction work in progress:
Whispering Willow - East wind project (Interstate Power and Light Company)	432.0	189.4
Bent Tree wind project (Wisconsin Power and Light Company)	124.3	-
Other	231.9	294.2
Other, less accumulated depreciation	45.0	22.4
Total utility	5,757.2	5,001.2
Non-regulated and other:
Non-regulated Generation, less accumulated depreciation	134.5	230.1
Alliant Energy Corporate Services, Inc. and other, less accumulated depreciation	146.1	122.2
Total non-regulated and other	280.6	352.3
	6,037.8	5,353.5

Current assets:
Cash and cash equivalents	176.7	346.9
Accounts receivable:
Customer, less allowance for doubtful accounts	170.6	233.9
Unbilled utility revenues	131.4	186.2
Other, less allowance for doubtful accounts	74.5	138.6
Income tax refunds receivable	202.2	67.7
Production fuel, at weighted average cost	139.4	111.7
Materials and supplies, at weighted average cost	54.8	55.8
Gas stored underground, at weighted average cost	50.3	75.0
Regulatory assets	119.7	101.6
Derivative assets	23.4	18.1
Other	91.4	110.1
	1,234.4	1,445.6

Investments:
Investment in American Transmission Company LLC	211.8	195.1
Other	63.2	60.9
	275.0	256.0

Other assets:
Regulatory assets	1,029.5	933.1
Deferred charges and other	179.0	213.3
	1,208.5	1,146.4

Total assets	$8,755.7	$8,201.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30,	December 31,
CAPITALIZATION AND LIABILITIES	2009	2008
	(in millions, except per
	share and share amounts)
Capitalization:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - authorized 240,000,000 shares;
110,634,276 and 110,449,099 shares outstanding	$1.1	$1.1
Additional paid-in capital	1,498.1	1,494.9
Retained earnings	1,269.5	1,336.2
Accumulated other comprehensive loss	(1.0)	(1.4)
Shares in deferred compensation trust - 262,428 and 238,241 shares
at a weighted average cost of $30.37 and $30.79 per share	(8.0)	(7.3)
Total Alliant Energy Corporation common equity	2,759.7	2,823.5
Cumulative preferred stock of Interstate Power and Light Company	183.8	183.8
Noncontrolling interest	2.1	2.1
Total equity	2,945.6	3,009.4
Cumulative preferred stock of Wisconsin Power and Light Company	60.0	60.0
Long-term debt, net (excluding current portion)	2,155.9	1,748.3
	5,161.5	4,817.7

Current liabilities:
Current maturities of long-term debt	101.5	136.4
Commercial paper	-	86.1
Other short-term borrowings	170.0	-
Accounts payable	328.1	425.1
Regulatory liabilities	100.1	101.9
Accrued taxes	38.9	52.5
Derivative liabilities	94.1	78.6
Other	160.1	157.6
	992.8	1,038.2

Other long-term liabilities and deferred credits:
Deferred income taxes	1,132.1	971.2
Regulatory liabilities	707.2	637.9
Pension and other benefit obligations	469.4	513.9
Other	292.7	222.6
	2,601.4	2,345.6

Total capitalization and liabilities	$8,755.7	$8,201.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2009	2008
	(in millions)
Cash flows from operating activities:
Net income	$71.4	$251.4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	201.7	181.2
Other amortizations	32.9	34.8
Deferred tax expense and investment tax credits	88.5	4.2
Loss on early extinguishment of debt	202.8	-
Equity income from unconsolidated investments, net	(27.3)	(24.3)
Distributions from equity method investments	22.4	20.9
Equity component of allowance for funds used during construction	(26.9)	(10.7)
Other	8.7	9.5
Other changes in assets and liabilities:
Accounts receivable	139.5	(26.2)
Sale of accounts receivable	35.0	50.0
Income tax refunds receivable	(134.5)	7.8
Production fuel	(27.7)	(15.6)
Gas stored underground	24.7	(13.3)
Regulatory assets	(147.7)	(32.0)
Prepaid gas costs	18.1	(12.5)
Accounts payable	(57.2)	45.3
Regulatory liabilities	78.7	(24.6)
Accrued taxes	(13.6)	(21.9)
Derivative liabilities	15.0	25.7
Deferred income taxes	69.7	33.1
Non-current taxes payable	57.1	(15.7)
Pension and other benefit obligations	(44.5)	(2.6)
Accrued incentive compensation and other	3.7	(49.2)
Net cash flows from operating activities	590.5	415.3

Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(900.2)	(619.1)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(44.0)	(21.2)
Advances for customer energy efficiency projects	(19.8)	(17.8)
Collections of advances for customer energy efficiency projects	53.9	32.1
Insurance proceeds received for property damages	37.7	3.7
Other	(10.8)	13.6
Net cash flows used for investing activities	(883.2)	(608.7)

Cash flows from (used for) financing activities:
Common stock dividends	(124.1)	(115.7)
Preferred dividends paid by subsidiaries	(14.0)	(14.0)
Proceeds from issuance of long-term debt	550.2	-
Payments for repurchase of Exchangeable Senior Notes due 2030	(241.2)	-
Reductions in other long-term debt	(135.8)	(3.1)
Proceeds from borrowings under Alliant Energy's term loan facility	170.0	-
Net change in other short-term borrowings	(86.1)	(43.4)
Other	3.5	3.4
Net cash flows from (used for) financing activities	122.5	(172.8)

Net decrease in cash and cash equivalents	(170.2)	(366.2)
Cash and cash equivalents at beginning of period	346.9	745.6
Cash and cash equivalents at end of period	$176.7	$379.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) General - The interim condensed consolidated financial statements included herein have been prepared by Alliant Energy, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (GAAP) have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated financial statements include Alliant Energy and its consolidated subsidiaries (including IPL, WPL, Alliant Energy Resources, LLC (Resources) and Alliant Energy Corporate Services, Inc. (Corporate Services)).  These financial statements should be read in conjunction with the financial statements and the notes thereto included in Alliant Energy’s, IPL’s and WPL’s latest combined Annual Report on Form 10-K.

Alliant Energy has evaluated subsequent events through the date and time the financial statements were issued on Oct. 30, 2009.  In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and nine months ended Sep. 30, 2009 and 2008, the condensed consolidated financial position at Sep. 30, 2009 and Dec. 31, 2008, and the condensed consolidated statements of cash flows for the nine months ended Sep. 30, 2009 and 2008 have been made.  Results for the three and nine months ended Sep. 30, 2009 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2009.  A change in management’s estimates or assumptions could have a material impact on Alliant Energy’s financial condition and results of operations during the period in which such change occurred.  Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(b) Regulatory Assets and Liabilities -
Costs for Proposed Base-load, Clean Air Compliance and Wind Projects - IPL and WPL have incurred expenditures for the planning and siting of certain proposed base-load, clean air compliance and wind projects.  Cumulative unrecovered costs for these projects were recorded in regulatory assets as follows (in millions):

	Alliant Energy		IPL		WPL
	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,
	2009	2008	2009	2008	2009	2008
IPL’s base-load project	$27.6	$30.2	$27.6	$30.2	$--	$--
WPL’s base-load project	27.1	35.6	--	--	27.1	35.6
Clean air compliance projects	18.7	20.7	9.0	12.5	9.7	8.2
Wind projects	0.9	1.4	--	--	0.9	1.4
	$74.3	$87.9	$36.6	$42.7	$37.7	$45.2

IPL’s Base-Load Project - In March 2009, IPL announced a decision to cancel the construction of the proposed 630 megawatt (MW) coal-fired electric generating facility in Marshalltown, Iowa referred to as Sutherland #4.  In March 2009, IPL filed with the Iowa Utilities Board (IUB) a request to increase retail electric rates, which includes the recovery of the Iowa retail portion of the Sutherland #4 costs in the above table over a five-year period.  IPL expects the IUB to issue its decision regarding the retail electric rate increase and the recovery of the Iowa retail portion of the Sutherland #4 capitalized expenditures in the first quarter of 2010.  In March 2009, IPL filed a petition with the Minnesota Public Utilities Commission (MPUC) requesting approval of deferred accounting treatment for the Minnesota retail portion of the Sutherland #4 costs in the above table.  If approved, recovery of deferred costs related to Sutherland #4 would be considered in a future regulatory proceeding in Minnesota.  Refer to Note 12(g) for discussion of correspondence received by IPL from its joint partners in Sutherland #4 requesting reimbursement from IPL for the joint partners’ portion of the Sutherland #4 costs.

WPL’s Base-Load Project - In December 2008, the Public Service Commission of Wisconsin (PSCW) issued an order denying WPL’s application to construct a 300 MW coal-fired electric generating facility in Cassville, Wisconsin referred to as Nelson Dewey #3.  In December 2008, WPL received approval from the PSCW to recover $4 million from its retail customers during calendar year 2009 for a portion of the Nelson Dewey #3 costs incurred through December 2007.  In May 2009, WPL filed a 2010 retail rate case with the PSCW that included a request to recover the remaining retail portion of the Nelson Dewey #3 costs of $23 million over a five-year period ending December 2014.

In April 2009, WPL executed an agreement with its wholesale customers to recover $4 million of the wholesale portion of the capitalized expenditures for the Nelson Dewey #3 project that were incurred by WPL through December 2008.  WPL expects to recover the $4 million of capitalized expenditures from its wholesale customers over a 12-month period ending May 2010.

IPL and WPL assess whether their regulatory assets are probable of future recovery by considering factors such as applicable regulations, recent orders by the applicable regulatory agencies, historical treatment of similar costs by the applicable regulatory agencies and regulatory environment changes.  Based on these assessments, IPL and WPL believe the regulatory assets recognized as of Sep. 30, 2009 in the above table are probable of future recovery.  However, no assurance can be made that IPL and WPL will recover all of these regulatory assets in future rates.  If future recovery of a regulatory asset ceases to be probable, the regulatory asset will be charged to expense in the period in which future recovery ceases to be probable.

IPL’s Electric Transmission Assets Sale - In December 2007, IPL completed the sale of its electric transmission assets to ITC Midwest LLC (ITC) and recognized a gain based on the terms of the agreement.  Upon closing of the sale, IPL established a regulatory liability of $84 million pursuant to conditions established by the IUB when it allowed the transaction to proceed.  The regulatory liability represented the present value of IPL’s obligation to refund to its customers payments of $13 million per year for eight years beginning in the year IPL’s customers experience an increase in rates related to the transmission charges assessed by ITC.  In June 2009, the IUB issued an order authorizing IPL to use a portion of this regulatory liability to reduce retail Iowa electric customers’ rates by $12 million for the period from July 2009 through February 2010 with billing credits included in the monthly energy adjustment clause.  As of Sep. 30, 2009, IPL refunded $5 million to its retail Iowa electric customers and anticipates refunding the remaining $7 million from October 2009 through February 2010.  Refunds for Iowa’s retail electric customers for the remaining seven years are expected to be addressed in the IUB’s order for IPL’s 2009 Iowa retail electric rate case expected in the first quarter of 2010.

Duane Arnold Energy Center (DAEC) Spent Nuclear Fuel Litigation Settlement - In 2004, IPL, on behalf of itself and the other DAEC co-owners, filed a claim against the U.S. Department of Energy (DOE) for recovery of damages due to the DOE’s delay in accepting spent nuclear fuel produced at DAEC.  In March 2009, a settlement was reached with the DOE regarding this claim, which resulted in IPL receiving $16.6 million in the second quarter of 2009.  Pursuant to an arrangement between IPL and its former DAEC joint partners, IPL paid $5.0 million to its former DAEC joint partners in the second quarter of 2009 for their 30% interest of the settlement proceeds received by IPL.  Alliant Energy and IPL expect the remaining proceeds will be used for the benefit of IPL’s customers and therefore recognized a regulatory liability of $11.6 million on their Condensed Consolidated Balance Sheets at Sep. 30, 2009.

Pension and Other Postretirement Benefits - In accordance with a stipulation agreement approved by the PSCW related to WPL’s 2009 retail rate case, WPL has authority to defer, and record carrying costs on, the retail portion of pension and benefit costs incurred during 2009 in excess of $4 million.  During the nine months ended Sep. 30, 2009, WPL deferred $10 million of pension and benefits costs, which Alliant Energy and WPL recognized as regulatory assets on their Condensed Consolidated Balance Sheets at Sep. 30, 2009.  Recovery of these deferred pension and benefits costs will be addressed in future WPL rate case proceedings.

Fuel Cost Recovery - Refer to Note 2 for discussion of refunds paid by WPL to its retail electric customers in 2009, which decreased regulatory liabilities on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets during the nine months ended Sep. 30, 2009.

Tax-related - Refer to Note 5 for discussion of a change in the tax methods for accounting for repairs expenditures and allocating flood insurance proceeds, which increased regulatory assets and liabilities on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets during the nine months ended Sep. 30, 2009.

Derivatives - Refer to Note 11(a) for information regarding the changes in fair value of derivatives in 2009, which increased regulatory assets and liabilities on Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets during the nine months ended Sep. 30, 2009.

MISO Revenue Sufficiency Guarantee (RSG) Settlements - Refer to Note 12(f) for discussion of a $2 million regulatory asset recorded on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets at Sep. 30, 2009 for RSG-related refunds WPL made to its retail customers in the second quarter of 2009 that were not received from MISO.

(c) Cash and Cash Equivalents - At Sep. 30, 2009 and Dec. 31, 2008, the majority of Alliant Energy’s cash and cash equivalents were invested in money market funds providing daily liquidity.  The yield on these funds can fluctuate daily.  Information on Alliant Energy’s cash and cash equivalents was as follows (dollars in millions):

	Sep. 30, 2009	Dec. 31, 2008
Total cash and cash equivalents	$177	$347
Money market fund investments	$171	$339
Interest rates on money market fund investments	0.20 - 0.23%	1.43 - 1.83%

(d) Utility Property, Plant and Equipment -
Allowance For Funds Used During Construction (AFUDC) - The amount of AFUDC generated by equity and debt components for the three and nine months ended Sep. 30 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2009	2008	2009	2008	2009	2008
Three Months Ended Sep. 30
Equity	$10.8	$5.8	$9.9	$3.7	$0.9	$2.1
Debt	3.1	2.6	2.7	1.5	0.4	1.1
	$13.9	$8.4	$12.6	$5.2	$1.3	$3.2

Nine Months Ended Sep. 30
Equity	$26.9	$10.7	$24.9	$5.8	$2.0	$4.9
Debt	7.8	5.1	6.9	2.6	0.9	2.5
	$34.7	$15.8	$31.8	$8.4	$2.9	$7.4

The increase in Alliant Energy’s and IPL’s AFUDC was primarily due to AFUDC recognized in 2009 for IPL’s Whispering Willow - East wind project.  The decrease in WPL’s AFUDC was primarily due to AFUDC recognized in 2008 for WPL’s Cedar Ridge wind project, which was placed in service in the fourth quarter of 2008.

Wind Generation Projects -
IPL’s Whispering Willow Wind Project - In 2007, IPL acquired approximately 500 MW of wind site capacity in Franklin County, Iowa referred to as the Whispering Willow wind project.  The initial 200 MW of the wind project, referred to as the Whispering Willow - East wind project, is currently under construction.  Future development of the balance of the wind project will depend on numerous factors such as renewable portfolio standards, availability of wind turbines and transmission capabilities.

In February 2008, IPL received approval from the IUB to construct the initial 200 MW of the wind project.  The advanced rate making principles for this project, as approved by the IUB in February 2008, included a predetermined level, or “cost cap,” for construction costs.  Final construction costs for the project are expected to exceed this cost cap.  Therefore, IPL will be required to demonstrate the construction costs above the cost cap are prudent and reasonable in order to recover the additional costs in electric rates.  As of Sep. 30, 2009, IPL incurred construction costs of $423 million and recognized AFUDC of $28 million related to the project.  IPL recorded $432 million of capitalized project costs in “Construction work in progress - Whispering Willow - East wind project” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets at Sep. 30, 2009.  The remaining $19 million of capitalized project costs were transferred from “Construction work in progress - Whispering Willow - East wind project” to “Electric plant in service” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets in the third quarter of 2009 and represent the portion of the project placed in service in the third quarter of 2009.  The capitalized costs for the portion of the project placed in service are being depreciated using a straight-line method of depreciation over a 25-year period.  Alliant Energy and IPL believe the construction costs incurred for Whispering Willow - East through Sep. 30, 2009 are prudent and reasonable.

As of Sep. 30, 2009, IPL’s capitalized costs related to the remaining approximately 300 MW of site capacity for the Whispering Willow wind project were $17 million and were recorded in “Other property, plant and equipment” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets.

Refer to Note 16 for discussion of asset retirement obligations (AROs) recorded by IPL in 2009 related to its Whispering Willow - East wind project.

WPL’s Bent Tree Wind Project - In March 2009, WPL acquired approximately 400 MW of wind site capacity in Freeborn County, Minnesota, referred to as the Bent Tree wind project.  The initial 200 MW of the wind project is expected to begin construction in the spring of 2010.  Future development of the balance of the wind project will depend on numerous factors such as renewable portfolio standards, availability of wind turbines and transmission capabilities.

In the second half of 2009, WPL received approval from the MPUC and PSCW to construct the initial 200 MW of the wind project.  The capitalized costs related to this 200 MW wind project were transferred from “Other property, plant and equipment” to “Construction work in progress - Bent Tree wind project” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets in the third quarter of 2009 upon receiving regulatory approval for the project.  As of Sep. 30, 2009, WPL incurred construction costs of $123 million and recognized $1 million of AFUDC related to the 200 MW wind project.  The $123 million includes site acquisition costs and payments to Vestas-American Wind Technology, Inc. (Vestas) for 200 MW of wind turbine generator sets and related equipment.

As of Sep. 30, 2009, WPL’s capitalized costs related to the remaining approximately 200 MW of wind site capacity for the Bent Tree wind project were $14 million and were recorded in “Other property, plant and equipment” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets.

WPL’s Green Lake and Fond du Lac Counties Wind Site - In March 2009, WPL purchased development rights to an approximately 100 MW wind site in Green Lake and Fond du Lac Counties in Wisconsin.  As of Sep. 30, 2009, WPL’s capitalized costs related to this wind project were $5 million and were recorded in “Other property, plant and equipment” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets.

WPL’s Acquisition of the Neenah Energy Facility (NEF) - In June 2009, WPL acquired a 300 MW, simple-cycle, dual-fueled (natural gas/diesel) electric generating facility and related inventories (diesel fuel and materials and supplies) located in Neenah, Wisconsin from Resources for $92 million.  The purchase price was allocated to property, plant and equipment ($90 million), production fuel ($1 million) and materials and supplies ($1 million) based on the net book value of the assets acquired.  WPL’s acquisition of NEF from Resources resulted in a $90 million decrease in “Non-regulated Generation property, plant and equipment” and a $90 million increase in “Utility property, plant and equipment” on Alliant Energy’s Condensed Consolidated Balance Sheet during the nine months ended Sep. 30, 2009.  NEF is being depreciated using a group method of depreciation over a 30-year period.

IPL’s Steam Plant in Service - IPL’s primary source of steam generating capability in downtown Cedar Rapids, the Sixth Street Generating Station, was shut down in June 2008 as a result of significant damage caused by severe flooding in downtown Cedar Rapids.  Soon after the flood waters receded, IPL made necessary repairs to the underground steam distribution system and built a temporary steam generating system (natural gas-fired package boilers and water treatment systems) to resume steam service for customers in downtown Cedar Rapids.  Following months of evaluations and discussions with its steam customers, IPL announced in the second quarter of 2009 its decision to discontinue providing steam service to customers in downtown Cedar Rapids in the next 12 months.  As a result of this decision, in the second quarter of 2009 IPL assessed the recoverability of its steam assets in downtown Cedar Rapids by estimating the expected undiscounted future cash flows and the carrying amount of the assets.  Based on this assessment and an estimate of the fair value of these assets, Alliant Energy and IPL recognized an impairment charge of $4 million in “Utility other operation and maintenance expenses” in their Condensed Consolidated Income Statements in the second quarter of 2009.  In the third quarter of 2009, IPL updated its assessment of the recoverability of its steam assets in downtown Cedar Rapids and concluded no impairment charge for the third quarter of 2009.  IPL’s steam assets are included in “Utility business - other” for segment reporting.

(e) Supplemental Financial Information - The other (income) and deductions included in “Interest income and other” in Alliant Energy’s Condensed Consolidated Statements of Income for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2009	2008	2009	2008
Interest income	$(1.0)	$(3.5)	$(3.8)	$(14.7)
Other	--	0.7	(0.3)	0.6
	$(1.0)	$(2.8)	$(4.1)	$(14.1)

The supplemental cash flows information for Alliant Energy’s Condensed Consolidated Statements of Cash Flows for the nine months ended Sep. 30 was as follows (in millions):

	2009	2008
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$114.7	$111.3
Income taxes, net of refunds	(76.4)	111.7
Noncash investing and financing activities:
Capital lease obligations incurred	5.2	--

The significant decrease in cash paid for income taxes during the nine months ended Sep. 30, 2009 as compared to the nine months ended Sep. 30, 2008 was primarily due to impacts of bonus tax depreciation deductions anticipated for 2009 under the ARRA.

(f) New Accounting Pronouncements -
Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value”
In August 2009, the FASB issued ASU 2009-05, which clarifies that the quoted price for an identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required.  In the absence of a Level 1 measurement, an entity must use one or more of the following valuation techniques to estimate fair value (in a manner consistent with the principles in FASB Accounting Standards Codification (ASC) Topic 820), which can be classified into two categories: 1) a valuation technique that uses a quoted price; and 2) another valuation technique based on the amount an entity would pay to transfer the identical liability or based on the amount an entity would receive to enter into an identical liability.  Alliant Energy, IPL and WPL adopted ASU 2009-05 on Oct. 1, 2009 with no material impact on their financial condition and results of operations.

FASB ASU 2009-4, “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99”
In August 2009, the FASB issued ASU 2009-04, which provides the SEC staff’s views regarding the application of Accounting Series Release (ASR) No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks.”  ASR No. 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer.  Alliant Energy, IPL and WPL adopted ASU 2009-04 in August 2009 with no material impact on their financial condition and results of operations.  Refer to Note 7(b) for discussion of the presentation of IPL’s and WPL’s preferred stock on Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets.

Staff Accounting Bulletin (SAB) 112
In June 2009, the SEC issued SAB 112, which revised or withdrew portions of the interpretative guidance included in the SAB Series in order to make the interpretive guidance consistent with current GAAP and SEC rules and regulations.  The principal revisions include deletion of material no longer necessary or that has been superseded because of the issuance of Statements of Financial Accounting Standards (SFAS) 141(R) (currently FASB ASC Topic 805) and 160 (currently FASB ASC Topic 810).  Alliant Energy, IPL and WPL adopted SAB 112 in June 2009 with no material impact on their financial condition and results of operations.

SFAS 168, “The FASB Accounting Standards CodificationTM (Codification) and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (currently included in FASB ASC Topic 105, “Generally Accepted Accounting Principles”)
In June 2009, the FASB issued SFAS 168, which established the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  Alliant Energy, IPL and WPL adopted SFAS 168 on Sep. 30, 2009 with no material impact on their financial condition and results of operations.

SFAS 167, “Amendments to FASB Interpretation No. (FIN) 46(R)”
(future amendment to FASB ASC Topic 810, “Consolidation”)
In June 2009, the FASB issued SFAS 167, which amends FASB ASC Topic 810, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  SFAS 167 requires additional disclosures about a company’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  Alliant Energy, IPL and WPL are required to adopt SFAS 167 on Jan. 1, 2010 and are currently evaluating the implications of SFAS 167 on their financial condition and results of operations.

SFAS 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140”
(future amendment to FASB ASC Topic 860, “Transfers and Servicing”)
In June 2009, the FASB issued SFAS 166, which amends FASB ASC Topic 860 and requires additional disclosures about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  Alliant Energy, IPL and WPL are required to adopt SFAS 166 on Jan. 1, 2010 and are currently evaluating the implications of SFAS 166 on their financial condition and results of operations.  SFAS 166 may result in modifications to the accounting for transactions under IPL’s sale of accounts receivable agreement.

SFAS 165, “Subsequent Events”
(currently included in FASB ASC Topic 855, “Subsequent Events”)
In May 2009, the FASB issued SFAS 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In particular, SFAS 165 sets forth: 1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Alliant Energy, IPL and WPL adopted SFAS 165 on June 30, 2009 with no material impact on their financial condition and results of operations.  Refer to Note 1(a) for disclosures required by SFAS 165 (currently included in FASB ASC Topic 855).

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”
(currently included in FASB ASC Topic 320, “Investments - Debt and Equity Securities”)
In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, which is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.  FSP SFAS 115-2 and SFAS 124-2 also requires additional disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses.  Alliant Energy, IPL and WPL adopted FSP SFAS 115-2 and SFAS 124-2 on June 30, 2009 with no material impact on their financial condition and results of operations.  Refer to Note 9(b) for disclosures required by FSP SFAS 115-2 and SFAS 124-2 (currently included in FASB ASC Topic 320).

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”
(currently included in FASB ASC Topic 825, “Financial Instruments”)
In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, which requires quarterly qualitative and quantitative disclosures about fair value estimates for financial instruments not measured on the balance sheet at fair value.  Alliant Energy, IPL and WPL adopted FSP SFAS 107-1 and APB 28-1 on June 30, 2009.  Because FSP SFAS 107-1 and APB 28-1 provide only disclosure requirements, the adoption of this standard did not have any impact on their financial condition and results of operations.  Refer to Note 10 for disclosures required by FSP SFAS 107-1 and APB 28-1 (currently included in FASB ASC Topic 825).

FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”
(currently included in FASB ASC Topic 715, “Compensation - Retirement Benefits”)
In December 2008, the FASB issued FSP SFAS 132(R)-1, which amends FASB ASC Topic 715 to require additional disclosures about plan assets of a defined benefit pension or other postretirement plan.  Disclosures include investment policies and strategies, categories of plan assets, fair value of plan assets and significant concentrations of risk.  Alliant Energy, IPL and WPL are required to adopt FSP SFAS 132(R)-1 by Dec. 31, 2009.  Because FSP SFAS 132(R)-1 provides only disclosure requirements, the adoption of this standard will not have any impact on their financial condition and results of operations.

EITF Issue 08-6, “Equity Method Investment Accounting Considerations”
(currently included in FASB ASC Topic 323, “Investments - Equity Method and Joint Ventures”)
In November 2008, the FASB issued EITF Issue 08-6, which considered the effects of the issuances of SFAS 141(R) (currently FASB ASC Topic 805) and SFAS 160 (currently FASB ASC Topic 810) on an entity’s application of the equity method under FASB ASC Topic 323.  EITF Issue 08-6 addresses questions that have arisen regarding the application of equity method accounting guidance because of the significant changes to the guidance on business combinations and subsidiary equity transactions and the increased use of fair value measurements as a result of these pronouncements.  Alliant Energy, IPL and WPL are required to adopt EITF Issue 08-6 beginning with transactions occurring in 2009.  Because the provisions of EITF Issue 08-6 are only applied prospectively to transactions after adoption, the impact to Alliant Energy, IPL and WPL cannot be determined until any such transactions occur.

FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets”
(currently included in FASB ASC Topic 350, “Intangibles - Goodwill and Other”)
In April 2008, the FASB issued FSP SFAS 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB ASC Topic 350, and requires expanded disclosures related to intangible assets.  Alliant Energy, IPL and WPL adopted FSP SFAS 142-3 on Jan. 1, 2009 with no material impact on their financial condition or results of operations.

SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS 133”
(currently included in FASB ASC Topic 815, “Derivatives and Hedging”)
In March 2008, the FASB issued SFAS 161, which requires enhanced qualitative and quantitative disclosures about an entity’s derivative and hedging activities.  Alliant Energy, IPL and WPL adopted SFAS 161 on Jan. 1, 2009.  Because SFAS 161 provides only disclosure requirements, the adoption of this standard did not have any impact on their financial condition or results of operations.  Refer to Note 11(a) for disclosures required by SFAS 161 (currently included in FASB ASC Topic 815).

SFAS 141(R), “Business Combinations”
(currently included in FASB ASC Topic 805, “Business Combinations”)
In December 2007, the FASB issued SFAS 141(R), which establishes principles and requirements for how the acquiring entity in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amended and clarified SFAS 141(R) and requires that an acquirer recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value cannot be determined then the acquirer follows the recognition criteria in FASB ASC Topic 450, “Contingencies,” to determine whether the contingency should be recognized as of the acquisition date or after it.  Alliant Energy, IPL and WPL adopted SFAS 141(R) and FSP SFAS 141(R)-1 on Jan. 1, 2009.  Because the provisions of SFAS 141(R) and FSP SFAS 141(R)-1 are only applied prospectively to business combinations after adoption, the impact to Alliant Energy, IPL and WPL cannot be determined until any business combinations occur.

SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”
(currently included in FASB ASC Topic 810, “Consolidation”)
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

SFAS 157, “Fair Value Measurements”
(currently included in FASB ASC Topic 820, “Fair Value Measurements and Disclosures”)
In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  Alliant Energy, IPL and WPL adopted SFAS 157 on Jan. 1, 2008 for financial instruments with no material impact on their financial condition and results of operations.  In February 2008, the FASB issued FSP SFAS 157-2, “Effective Date of SFAS 157.”  Alliant Energy, IPL and WPL adopted FSP SFAS 157-2 on Jan. 1, 2009 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities with no material impact on their financial condition and results of operations.  In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance on determining fair values when there is no active market or where the price inputs being used represent distressed sales.  Alliant Energy, IPL and WPL adopted FSP SFAS 157-4 on June 30, 2009 with no material impact on their financial condition and results of operations.  Refer to Note 10 for disclosures required by SFAS 157 (currently included in FASB ASC Topic 820).

(2) UTILITY RATE MATTERS
IPL’s 2009 Iowa Retail Rate Case - In March 2009, IPL filed a request with the IUB to increase annual electric rates for its Iowa retail customers by $171 million, or 17%.  In September 2009, IPL revised this request to seek an increase of $146 million, or 14%.  An interim retail rate increase of $84 million, or 8% on an annual basis, was implemented by IPL effective March 27, 2009 without regulatory review and will be subject to refund pending determination of final rates from this request.  As of Sep. 30, 2009, Alliant Energy and IPL did not believe any refunds related to the interim rate increase were probable and therefore no rate refund reserves were recorded.

WPL’s Fuel-related Retail Rate Cases - Retail fuel-related costs incurred by WPL in 2008 and 2007 were lower than retail fuel-related costs used to determine rates during such periods resulting in refunds owed to its retail electric customers.  In January 2009, WPL received approval from the PSCW to pay an $18 million interim refund to retail electric customers in the first quarter of 2009 related to the 2008 fuel-related retail rate case.  In April 2009, WPL received approval from the PSCW to refund to its retail electric customers in the second quarter of 2009 the remaining $5 million related to the 2008 fuel-related retail rate case and the remaining $2 million related to fuel-related costs in the 2007 retail rate case.  WPL completed these refunds in the first half of 2009.

WPL’s retail fuel-related costs incurred during the month of July 2009 were below the monthly monitoring range of plus or minus 8%.  In addition, WPL estimated its annual retail fuel-related costs for 2009 will fall outside the annual monitoring range of plus or minus 2%.  As a result, WPL filed a request with the PSCW in August 2009 to set its retail electric fuel cost collections subject to refund.  In September 2009, the PSCW set WPL’s retail electric fuel rates currently in effect subject to refund for the period from Sep. 1, 2009 until the date the next fuel-related order issued by the PSCW is effective.  During September 2009, WPL’s retail fuel-related costs were higher than retail electric fuel cost collections currently in effect.  Therefore, no rate refund reserves were recorded as of Sep. 30, 2009.

MISO RSG Settlements - Refer to Note 12(f) for discussion of MISO’s RSG settlements process, including net benefits received by IPL and WPL during the nine months ended Sep. 30, 2009 and amounts refunded to WPL’s retail customers in the second quarter of 2009.

(3) COMPREHENSIVE INCOME (LOSS)
Alliant Energy’s comprehensive income (loss), and the components of other comprehensive income (loss), net of taxes, for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2009	2008	2009	2008
Net income (loss) attributable to Alliant Energy common shareowners	$(44.3)	$108.5	$57.4	$237.4
Unrealized holding gains (losses) on securities, net of tax	0.4	(3.1)	0.5	(0.6)
Less: reclassification adjustment for gains (losses)
included in net income (loss), net of tax	--	(0.3)	0.1	(0.3)
Net unrealized gains (losses) on securities, net of tax	0.4	(2.8)	0.4	(0.3)
Pension and other postretirement benefits
amortizations, net of tax	--	--	--	0.1
Other comprehensive income (loss)	0.4	(2.8)	0.4	(0.2)
Comprehensive income (loss)	$(43.9)	$105.7	$57.8	$237.2

(4) RECEIVABLES
(a) Sales of Accounts Receivable - At Sep. 30, 2009 and Dec. 31, 2008, IPL had sold in the aggregate $60 million and $25 million, respectively, of accounts receivable.  IPL’s average amount of aggregate accounts receivable sold and costs incurred related to the sales of accounts receivable program for the three and nine months ended Sep. 30 was as follows (in millions):

	Three Months		Nine Months
	2009	2008	2009	2008
Average amount of aggregate accounts receivable
sold (based on daily outstanding balances)	$92.0	$131.1	$118.9	$58.9
Costs incurred	0.5	1.0	1.7	1.4

Refer to Note 1(f) for discussion of a new accounting pronouncement that may result in modifications to the accounting for transactions under IPL’s sale of accounts receivable agreement.

(b) Property Insurance Recoveries - Alliant Energy and IPL incurred covered flood losses related to the severe Midwest flooding in June 2008 that exceed the $100 million coverage limit under Alliant Energy’s property insurance policy.  As of Sep. 30, 2009, Alliant Energy and IPL had received $100 million and $99 million, respectively, of payments for reimbursement of covered flood losses under the property insurance policy.  At Dec. 31, 2008, Alliant Energy and IPL recorded $26 million in “Accounts receivable - other” on their respective Consolidated Balance Sheets related to operating expenses incurred through Dec. 31, 2008 that were reimbursed with property insurance payments in 2009.

(c) Cash Collateral - As of Sep. 30, 2009, IPL, WPL and Corporate Services had entered into numerous agreements to purchase and sell electricity, natural gas and emission allowances to serve IPL’s and WPL’s utility customers.  Exposure under certain of these agreements exceeded contractual limits, requiring WPL and Corporate Services to provide cash collateral to certain counterparties.  The cash collateral was recorded in “Accounts receivable - other” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets as follows (in millions):

	Sep. 30, 2009	Dec. 31, 2008
WPL	$6	$15
Corporate Services	--	2
Alliant Energy	$6	$17

(5) INCOME TAXES
Income Tax Rates - The provision for income taxes for earnings from continuing operations is based on an estimated annual effective tax rate that excludes the impact of significant unusual or infrequently occurring items, discontinued operations or extraordinary items.  The effective tax rates for Alliant Energy, IPL and WPL differ from the federal statutory rate of 35% generally due to state income taxes, tax credits, effects of utility rate making, certain non-deductible expenses and the impacts of new tax legislation discussed below.  The income tax rates shown in the following table for the three and nine months ended Sep. 30 were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes.

	Three Months		Nine Months
	2009	2008	2009	2008
Alliant Energy	36.5%	37.3%	(57.7%)	32.8%
IPL	33.1%	33.7%	11.1%	29.4%
WPL	35.4%	36.8%	33.1%	36.5%

In February 2009, the Wisconsin Senate Bill 62 (SB 62) was enacted.  The most significant provision of SB 62 for Alliant Energy, IPL and WPL requires combined reporting for corporate income taxation in Wisconsin beginning with tax returns filed for the calendar year 2009.  This provision will require all legal entities in which Alliant Energy owns a 50% or more interest to file as members of a unitary return in Wisconsin.  As a result of this provision in SB 62 and in order to take advantage of efficiencies that may be available as a result of IPL and WPL sharing resources and facilities, WPL now plans to file as a member of Iowa consolidated tax returns beginning with calendar year 2009.  Changes in state apportioned income tax rates resulting from Wisconsin combined reporting requirements and WPL’s plans to be included in Iowa consolidated tax returns required Alliant Energy, IPL and WPL to adjust the carrying value of their deferred income tax assets and liabilities in the first quarter of 2009.  The provisions of SB 62 also make it unlikely that Alliant Energy will be able to utilize the majority of its current Wisconsin net operating loss carryforwards before they expire.  Therefore, the valuation allowance related to the Wisconsin net operating loss carryforwards was increased by $6 million in the first quarter of 2009.

Alliant Energy, IPL and WPL recognized net income tax benefits in the first quarter of 2009 of $40.4 million, $32.7 million and $2.4 million, respectively, related to the impacts of adjustments to the carrying value of deferred tax assets and liabilities caused by changes to state apportioned income tax rates for Wisconsin combined reporting requirements and WPL’s plans to be included in Iowa consolidated tax returns and adjustments to valuation allowances of deferred tax assets discussed in the previous paragraph.  These net income tax benefits recognized in the first quarter of 2009 reduced Alliant Energy’s, IPL’s and WPL’s income tax rates for the nine months ended Sep. 30, 2009 by 88.0%, 21.7% and 2.5%, respectively.

In the second quarter of 2008, Alliant Energy reached a settlement with the Internal Revenue Service (IRS), which finalized the audit of its U.S. federal income tax returns for calendar years 2002 through 2004.  As a result of completing the audit and recording known adjustments for the tax returns for calendar years 2005 and 2006, Alliant Energy and IPL recorded decreases in their liabilities for unrecognized tax benefits and related interest, net of tax, and changes to their provision for income taxes, including the impacts of $12.6 million and $7.8 million, respectively, of income tax benefits allocated to continuing operations in the second quarter of 2008.  These net income tax benefits recognized in the second quarter of 2008 reduced Alliant Energy’s and IPL’s income tax rates for the nine months ended Sep. 30, 2008 by 3.5% and 4.9%, respectively.

Deferred Tax Assets and Liabilities - During the nine months ended Sep. 30, 2009, Alliant Energy’s, IPL’s and WPL’s non-current deferred tax liabilities recognized in “Deferred income taxes” on their respective Condensed Consolidated Balance Sheets increased $161 million, $144 million and $99 million, respectively.  These increases were primarily due to additional temporary differences between the book basis and tax basis of property resulting from bonus tax depreciation deductions eligible for assets placed in service in 2009 under the ARRA, a recent change in method of accounting for tax purposes related to repair expenditures and a difference between the book and tax methods used to allocate flood insurance proceeds received as a result of the severe flooding in IPL’s service territory in 2008.  The change in method of accounting for repairs expenditures allows a current tax deduction for certain repair expenditures that are capitalized for book purposes.  Flood insurance proceeds were allocated solely to capital for tax purposes and split between capital and expense for book purposes.  The change in method of accounting for repairs expenditures and the tax method for allocating flood insurance proceeds were included in the federal and state income tax returns for calendar year 2008 filed in the second half of 2009.

These increases in Alliant Energy’s non-current deferred tax liabilities were partially offset by the reversal of a portion of the deferred tax liabilities associated with Alliant Energy’s Exchangeable Senior Notes due 2030 (Notes) as a result of the repurchase of the Notes in the third quarter of 2009.  The remaining deferred tax liabilities associated with the Notes relate to Alliant Energy’s ability to defer federal income tax on the $152 million taxable gain resulting from the repurchase of the Notes.  Under provisions of the ARRA, Alliant Energy can defer its federal income tax obligation associated with the repurchase for five years, with one-fifth of the federal income tax obligation being paid in each of the years 2014 through 2018.  Refer to Note 8(b) for further discussion of the repurchase of the Notes.

Changes in state apportioned income tax rates resulting from Wisconsin combined reporting requirements and WPL’s plans to be included in Iowa consolidated tax returns resulted in reductions in the deferred tax assets for Wisconsin and Iowa capital loss carryforwards and associated valuation allowances of $11 million in the first quarter of 2009.

Income Tax Refunds Receivable - Current deductions from bonus tax depreciation in 2009 and repair expenditures discussed above are the primary reason why “Income tax refunds receivable” on Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets increased $135 million, $53 million and $55 million, respectively, during the nine months ended Sep. 30, 2009.

Uncertain Tax Positions - Alliant Energy’s, IPL’s and WPL’s uncertain tax positions increased by $54 million, $33 million and $21 million, respectively, during the nine months ended Sep. 30, 2009.  Liabilities for Alliant Energy’s, IPL’s and WPL’s uncertain tax positions are recognized in “Other long-term liabilities and deferred credits - other” on their respective Condensed Consolidated Balance Sheets.  These increases in uncertain tax positions were primarily related to positions taken by Alliant Energy, IPL and WPL on their federal and state tax returns for calendar year 2008 filed in the second half of 2009 related to a change in method of accounting for repair expenditures and the treatment of flood insurance proceeds for tax purposes discussed above as well as uncertainty related to the tax treatment for casualty losses.  Alliant Energy, IPL and WPL could have material changes to their unrecognized tax benefits during the 12 months ending Sep. 30, 2010 if the IRS completes its audit of these significant tax issues during this period.

Regulatory Assets and Liabilities - Changes in deferred income tax assets and liabilities associated with certain property-related basis differences at IPL are accounted for differently than most companies as a result of rate making practices in Iowa. Deferred tax expense (benefit) is not recorded for certain temporary differences (primarily related to utility property, plant and equipment at IPL) because retail rates in Iowa only reflect the impact of current tax expense (benefit).  In the third quarter of 2009, IPL recognized significant tax benefits as a result of a change in accounting method for repairs expenditures and the tax method for allocating flood insurance proceeds.  IPL expects to refund any tax benefits realized from these items to its Iowa retail customers in the future following finalization of the IRS audit of these items based on a method to be prescribed by the IUB.  Because IPL expects to refund the tax benefits realized from these items to its Iowa retail customers in the future, Alliant Energy and IPL recorded an increase to their non-current regulatory liabilities of $109 million in the third quarter of 2009.  Alliant Energy and IPL also recorded an increase to their non-current regulatory assets of $109 million in the third quarter of 2009 to reflect the benefit IPL expects to receive from its Iowa retail customers in the future as the temporary differences associated with the repairs expenditures and flood insurance proceeds reverse into current tax expense.

(6) BENEFIT PLANS
(a) Pension and Other Postretirement Benefits Plans - The components of Alliant Energy’s qualified and non-qualified pension benefits and other postretirement benefits costs for the three and nine months ended Sep. 30 were as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$3.0	$4.1	$9.2	$12.2	$2.2	$2.1	$6.5	$6.3
Interest cost	13.6	13.7	40.8	41.0	3.8	3.8	11.4	11.4
Expected return on plan assets	(11.9)	(18.7)	(35.7)	(56.0)	(1.5)	(2.3)	(4.6)	(6.8)
Amortization of:
Transition obligation	--	--	--	--	--	--	0.1	0.1
Prior service cost (credit)	0.6	0.7	1.6	2.2	(0.9)	(0.9)	(2.7)	(2.7)
Actuarial loss	7.8	1.0	23.7	3.1	1.5	0.9	4.6	2.6
Curtailment losses (a)(b)	--	--	1.0	--	--	--	--	--
Special termination benefits costs (b)	--	--	0.5	--	--	--	--	--
	$13.1	$0.8	$41.1	$2.5	$5.1	$3.6	$15.3	$10.9

(a)
In 2007, members of the International Brotherhood of Electrical Workers Local 965 ratified a four-year collective bargaining agreement reached with WPL, resulting in changes to WPL’s qualified pension plan (Plan).  One of these changes provided Plan participants a one-time option to cease participating in the Plan and begin participating in the Alliant Energy 401(k) Savings Plan with increased levels of contribution by Alliant Energy.  The election of this option did not impact a participant’s eligibility for benefits previously vested under the Plan.  In the second quarter of 2009, certain of these employees elected to cease participating in the Plan, resulting in Alliant Energy and WPL recognizing a one-time curtailment loss related to the Plan of $0.7 million for the nine months ended Sep. 30, 2009.

(b)
In the second quarter of 2009, Alliant Energy eliminated certain corporate and operations positions.  As a result, Alliant Energy recognized one-time curtailment losses and special termination benefits costs related to its pension plans of $0.3 million and $0.5 million, respectively, for the nine months ended Sep. 30, 2009.

Alliant Energy estimates that funding for the qualified pension, non-qualified pension and other postretirement benefits plans during 2009 will be $50 million, $5 million and $21 million, respectively, of which $50 million, $3 million and $14 million, respectively, have been contributed through Sep. 30, 2009.

Refer to Note 12(c) for discussion of a class action lawsuit filed against the Alliant Energy Cash Balance Pension Plan in 2008.

(b) Equity Incentive Plans - A summary of share-based compensation expense related to grants under Alliant Energy’s 2002 Equity Incentive Plan (EIP) and the related income tax benefits recognized for the three and nine months ended Sep. 30 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2009	2008	2009	2008	2009	2008
Three Months Ended Sep. 30
Share-based compensation expense	$1.3	$1.9	$0.7	$1.0	$0.6	$0.7
Income tax benefits	0.5	0.8	0.3	0.5	0.2	0.3

Nine Months Ended Sep. 30
Share-based compensation expense	3.0	2.9	1.7	1.6	1.2	1.1
Income tax benefits	1.2	1.2	0.7	0.7	0.5	0.4

As of Sep. 30, 2009, total unrecognized compensation cost related to all share-based compensation awards was $9.8 million, which is expected to be recognized over a weighted average period of two years.  Share-based compensation expense is recognized on a straight-line basis over the requisite service periods.

Performance Shares - Alliant Energy anticipates making future payouts of its performance shares in cash; therefore, performance shares were accounted for as liability awards at Sep. 30, 2009 and Dec. 31, 2008.  A summary of the performance shares activity for the nine months ended Sep. 30 was as follows:

	2009	2008
	Shares (a)	Shares (a)
Nonvested shares at Jan. 1	208,579	221,834
Granted	152,735	65,516
Vested	(84,633)	(78,532)
Forfeited	(20,102)	--
Nonvested shares at Sep. 30	256,579	208,818
(a)
Share amounts represent the target number of performance shares.  The actual number of shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares.

Information related to nonvested performance shares and their fair values at Sep. 30, 2009, by year of grant, was as follows:

	2009 Grant	2008 Grant	2007 Grant
Nonvested performance shares	138,148	61,331	57,100
Alliant Energy common stock closing price on Sep. 30, 2009	$27.85	$27.85	$27.85
Estimated payout percentage based on performance criteria	90%	70%	69%
Fair values of each nonvested performance share	$25.07	$19.50	$19.22

At Sep. 30, 2009, fair values of nonvested performance shares were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group.  Expected volatility was based on historical volatilities using daily stock prices over the past three years.  Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date.  The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

In the first quarter of 2009 and 2008, Alliant Energy’s performance share payouts were valued at $4.1 million and $5.0 million, respectively, and consisted of a combination of cash and common stock (51,189 shares and 3,835 shares, respectively).

Restricted Stock - Restricted stock issued under the EIP consists of time-based and performance-contingent restricted stock.

Time-based restricted stock - A summary of the time-based restricted stock activity for the nine months ended Sep. 30 was as follows:

	2009		2008
		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value
Nonvested shares at Jan. 1	156,807	$32.80	165,832	$30.66
Granted	51,236	29.40	47,922	35.60
Vested	(79,459)	31.08	(51,826)	28.27
Forfeited	(3,235)	33.97	(3,625)	35.69
Nonvested shares at Sep. 30	125,349	32.47	158,303	32.82

The weighted average fair value of time-based restricted stock granted during the three months ended Sep. 30, 2008 was $34.71.  There were no grants of time-based restricted stock during the three months ended Sep. 30, 2009.

Performance-contingent restricted stock - A summary of the performance-contingent restricted stock activity for the nine months ended Sep. 30 was as follows:

	2009		2008
		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value
Nonvested shares at Jan. 1	124,185	$39.28	135,348	$32.42
Granted during first quarter	101,822	23.67	65,516	40.49
Vested	--	--	(54,991)	28.20
Forfeited	--	--	(21,688)	28.19
Nonvested shares at Sep. 30	226,007	32.25	124,185	39.28

Non-qualified Stock Options - A summary of the stock option activity for the nine months ended Sep. 30 was as follows:

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at Jan. 1	497,183	$27.30	542,844	$27.45
Exercised	(17,655)	22.27	(45,661)	29.02
Expired	(56,098)	29.88	--	--
Forfeited	(16,877)	28.67	--	--
Outstanding and exercisable at Sep. 30	406,553	27.11	497,183	27.30

The weighted average remaining contractual term for options outstanding and exercisable at Sep. 30, 2009 was two years.  The aggregate intrinsic value of options outstanding and exercisable at Sep. 30, 2009 was $0.8 million.

Other information related to stock option activity for the three and nine months ended Sep. 30 was as follows (in millions):

	Three Months		Nine Months
	2009	2008	2009	2008
Cash received from stock options exercised	$0.3	$--	$0.4	$1.3
Aggregate intrinsic value of stock options exercised	--	--	0.1	0.3
Income tax benefit from the exercise of stock options	--	--	--	0.1

(7) COMMON AND PREFERRED STOCK
(a) Common Stock - A summary of Alliant Energy’s common stock activity during the nine months ended Sep. 30, 2009 was as follows:

Shares outstanding at Jan. 1, 2009	110,449,099
Equity incentive plans (Note 6(b))	218,667
Other (a)	(33,490)
Shares outstanding at Sep. 30, 2009	110,634,276

(a)	Includes shares transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the EIP.

In the second quarter of 2009, IPL and WPL received capital contributions of $50 million and $100 million, respectively, from their parent company, Alliant Energy.  In the third quarter of 2009, IPL received a capital contribution of $100 million from its parent company.

In July 2008, FERC issued an order allowing IPL to pay up to $400 million in common equity distributions from additional paid-in capital, rather than retained earnings.  IPL’s repayments of capital to its parent company were $75 million in 2008 and $79 million during the nine months ended Sep. 30, 2009.  As of Sep. 30, 2009, IPL’s remaining authority under this FERC order was $246 million.

Alliant Energy does not have any significant common stock dividend restrictions.  IPL and WPL each have common stock dividend restrictions based on the terms of their outstanding preferred stock and applicable regulatory limitations.  Both IPL and WPL are restricted from paying common stock dividends to their parent company if for any past or current dividend period, dividends on their respective preferred stock have not been paid, or declared and set apart for payment.  IPL and WPL have paid all dividends on their respective preferred stock through the third quarter of 2009.

IPL’s most significant regulatory limitation on distributions to its parent company is included in an order issued by the MPUC in June 2009 that requires IPL to maintain a common stock equity ratio between 41.3% and 50.5% during the 12 months ended June 30, 2010.  In addition, IPL must inform the IUB if its common equity ratio falls below 42% of total capitalization. As of Sep. 30, 2009, IPL’s amount of retained earnings that were free of restrictions was $239 million.

WPL’s most significant regulatory limitation on distributions to its parent company is included in an order issued by the PSCW in December 2008 that prohibits WPL from paying annual common stock dividends in excess of $91 million if WPL’s common stock equity ratio is or will fall below 51.0%.  As of Sep. 30, 2009, WPL’s amount of retained earnings that were free of restrictions was $117 million.

Neither IPL nor WPL have regulatory authority to lend or advance any amounts to their parent company.  As of Dec. 31, 2008, the amount of net assets of IPL and WPL that were not available to be transferred to their parent company in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $0.9 billion and $1.0 billion, respectively.

(b) Preferred Stock - As of Dec. 31, 2008 and 2007, the carrying values of IPL’s and WPL’s cumulative preferred stock were $183.8 million and $60.0 million, respectively.  These prior period amounts have been reclassified on a basis consistent with the current period financial presentation discussed below.

WPL - The articles of incorporation of WPL contain a provision that grants the holders of its preferred stock voting rights to elect a majority of WPL’s Board of Directors if preferred dividends equal to the annual dividend requirements are in arrears.  Exercise of such voting rights would provide the holders of WPL’s preferred stock control of the decision on redemption of the preferred stock.  In accordance with the provisions of FASB ASC Topic 480, “Distinguishing Liabilities from Equity,” (previously EITF Issue D-98), these potential voting rights cause WPL’s preferred stock to be presented outside of total equity in Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets in a manner consistent with temporary equity defined in FASB ASC Topic 480.

IPL - The articles of incorporation of IPL contain a provision that grants the holders of its preferred stock voting rights for the election of two members of IPL’s Board of Directors if preferred dividends equal to the annual dividend requirements are in arrears.  Such voting rights would not provide the holders of IPL’s preferred stock control of the decision on redemption of the preferred stock.  Therefore, IPL’s preferred stock is presented in total equity in Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets in a manner consistent with non-controlling interests defined in FASB ASC Topic 810, “Consolidation,” (previously SFAS 160).

(8) DEBT
(a) Short-Term Debt - In March 2009, Alliant Energy, IPL and WPL amended their respective credit facility agreements to release Lehman Brothers Bank (Lehman) from the agreements.  Lehman’s total commitment to the previous credit facilities was $27 million, of which Alliant Energy (at the parent company level), IPL and WPL had $4 million, $13 million, and $10 million, respectively.  At Sep. 30, 2009, the three amended credit facilities totaled $623 million ($96 million for Alliant Energy at the parent company level, $287 million for IPL and $240 million for WPL).  At Sep. 30, 2009, there was no short-term debt issued under Alliant Energy’s, IPL’s or WPL’s credit facilities.

In September 2009, Alliant Energy entered into a term loan facility (Credit Agreement) to provide short-term financing for the tender offer and consent solicitation discussed below.  The terms of the Credit Agreement permitted Alliant Energy to borrow up to $200 million at any one time through Dec. 31, 2009 and required Alliant Energy to use net cash proceeds from certain equity or debt security issuances prior to Dec. 31, 2009 to repay any outstanding borrowings.  As of Sep. 30, 2009, Alliant Energy borrowed $170 million under the Credit Agreement, which was recorded in “Other short-term borrowings” on Alliant Energy’s Condensed Consolidated Balance Sheet.  Alliant Energy repaid the $170 million of borrowings in October 2009 with a portion of the proceeds from Alliant Energy’s issuance of $250 million of senior notes discussed below, at which time the Credit Agreement was terminated.

(b) Long-Term Debt
Exchangeable Senior Notes - In September 2009, Alliant Energy announced a tender offer and consent solicitation for its Exchangeable Senior Notes due 2030 (Notes).  As of Sep. 30, 2009, Alliant Energy had received valid tenders and consents from holders of $402.3 million aggregate principal amount of Notes (or 5,938,660 Notes), which represented 99.96% of the $402.5 million aggregate principal amount of then outstanding Notes (or 5,940,960 Notes).  In October 2009, Alliant Energy received valid tenders and consents from holders of $0.1 million aggregate principal amount of Notes (or 2,000 Notes).  Upon completion of the tender offer in October 2009, there were 300 Notes outstanding.

As a result of receiving the requisite consents constituting a majority in aggregate principal amount of the outstanding Notes, Alliant Energy and the trustee for the Notes entered into a Sixth Supplemental Indenture that (i) waived an alleged default under the indenture for the Notes asserted in a notice of default from the trustee and its consequences; (ii) rescinded the notice of acceleration from the trustee, which declared the full principal amount of the Notes due and payable, and its consequences; (iii) stipulated that Alliant Energy’s assumption of the obligations of Resources under the indenture and the Notes and Resources’ release from its obligations under the indenture and the Notes were deemed to have been effective on Nov. 25, 2008; (iv) authorized the filing of a stipulation of dismissal with prejudice in federal court with respect to related litigation by the trustee with respect to the Notes; and (v) approved amendments to the indenture that eliminate substantially all of the covenants and certain of the events of default contained in the indenture.  The Sixth Supplemental Indenture provisions described above became operative in September 2009.  In September 2009, Alliant Energy, Resources and the trustee filed in federal court the stipulation of dismissal to end the litigation by the trustee with respect to the Notes.

In September 2009, Alliant Energy made $241 million of payments related to the Notes tendered using borrowings under the Credit Agreement discussed above and cash on hand.  These payments exceeded the carrying value of the Notes tendered resulting in Alliant Energy incurring $203 million of pre-tax charges in the third quarter of 2009 related to the repurchase of the Notes.  These pre-tax charges were recorded in “Loss on early extinguishment of debt” in Alliant Energy’s Condensed Consolidated Statements of Income for the three and nine months ended Sep. 30, 2009.

Other Debt - In July 2009, IPL issued $300 million of 6.25% senior debentures due 2039 and used the proceeds initially to repay short-term debt and invest in short-term assets and thereafter to redeem $135 million of its 6.625% senior debentures in August 2009.  In July 2009, WPL issued $250 million of 5.00% debentures due 2019 and used the proceeds initially to repay short-term debt and invest in short-term assets.  In October 2009, Alliant Energy issued $250 million of 4.00% senior notes due 2014 and used the proceeds to repay $170 million borrowed under the term loan facility discussed above and the remainder for general corporate purposes.

(9) INVESTMENTS
(a) Unconsolidated Equity Investments - Equity (income) loss from Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting for the three and nine months ended Sep. 30 was as follows (in millions):

	Three Months		Nine Months
	2009	2008	2009	2008
American Transmission Company LLC (ATC)	$(9.2)	$(8.2)	$(26.7)	$(23.2)
Other	(0.3)	(1.4)	(0.6)	(1.1)
	$(9.5)	$(9.6)	$(27.3)	$(24.3)

Summary financial information from the unaudited financial statements of ATC for the three and nine months ended Sep. 30 was as follows (in millions):

	Three Months		Nine Months
	2009	2008	2009	2008
Operating revenues	$132.3	$119.9	$387.5	$345.1
Operating income	73.5	67.9	215.2	188.9
Net income	53.8	49.7	157.4	137.8

(b) Other Investments - Information relating to various debt and equity securities held by Alliant Energy at Sep. 30, 2009 and Dec. 31, 2008 that are marked-to-market each reporting period as a result of FASB ASC 320, “Investments - Debt and Equity Securities,” (previously SFAS 115) was as follows (in millions):

	Sep. 30, 2009		Dec. 31, 2008
	Carrying/Fair	Unrealized Gains,	Carrying/Fair	Unrealized Gains,
	Value	Net of Tax	Value	Net of Tax
Available-for-sale securities	$4.3	$0.6	$3.8	$0.2

(10) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of Alliant Energy’s, IPL’s and WPL’s current assets and current liabilities approximate fair value because of the short maturity of such financial instruments.  Carrying amounts and the related estimated fair values of other financial instruments at Sep. 30, 2009 and Dec. 31, 2008 were as follows (in millions):

	Alliant Energy		IPL		WPL
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
Sep. 30, 2009
Assets:
Derivative assets (Note 11(a))	$33.0	$33.0	$18.3	$18.3	$14.6	$14.6
Available-for-sale securities (Note 9(b))	4.3	4.3	2.4	2.4	--	--
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 8(b))	2,257.4	2,542.3	1,158.6	1,292.3	1,031.5	1,186.2
Cumulative preferred stock of subsidiaries (Note 7(b))	243.8	259.8	183.8	209.4	60.0	50.4
Derivative liabilities (Note 11(a))	118.0	118.0	68.9	68.9	49.1	49.1

Dec. 31, 2008
Assets:
Derivative assets (Note 11(a))	28.4	28.4	8.7	8.7	19.6	19.6
Available-for-sale securities (Note 9(b))	3.8	3.8	2.3	2.3	--	--
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 8(b))	1,884.7	2,107.0	995.2	991.8	782.9	861.7
Cumulative preferred stock of subsidiaries (Note 7(b))	243.8	242.1	183.8	192.3	60.0	49.8
Derivative liabilities (Note 11(a))	103.0	103.0	88.2	88.2	14.8	14.8

Valuation Techniques -
Derivative assets and liabilities - Derivative assets and liabilities include electricity swap contracts, natural gas swap contracts, physical forward electricity purchase and sales contracts, financial transmission rights (FTRs) and embedded foreign currency derivatives.  Substantially all of IPL’s and WPL’s electricity and natural gas swap and physical forward contracts are non-exchange-based derivatives valued using indicative price quotations available through broker or dealer quotations or from on-line exchanges.  IPL and WPL corroborate these indicative price quotations using quoted prices for similar assets or liabilities in active markets.  The indicative price quotations reflect the average of the bid-ask mid-point prices and are obtained from sources believed to provide the most liquid market for the commodity.  IPL’s and WPL’s swaps and forward contracts are predominately at liquid trading points.  IPL’s and WPL’s FTRs are measured at fair value each reporting period using monthly or annual auction shadow prices from relevant auctions.  The embedded foreign currency derivatives related to Euro-denominated payment terms included in the wind turbine supply contract with Vestas are measured at fair value each reporting period using an extrapolation of forward currency rates.  Refer to Note 11(a) for additional details of Alliant Energy’s derivative assets and liabilities.

Available-for-sale securities - The fair value of Resources’ investment in Capstone Turbine Corporation’s common stock and IPL’s investments in various debt and equity securities are measured at fair value each reporting period using quoted market prices on listed exchanges.  Refer to Note 9(b) for additional details of Alliant Energy’s available-for-sale securities.

Long-term debt (including current maturities) - For long-term debt instruments that are actively traded, the fair value was based upon quoted market prices each reporting period.  For long-term debt instruments that are not actively traded, the fair value was based on discounted cash flow methodology and utilizes assumptions of current market pricing curves.  Refer to Note 8(b) for additional details of Alliant Energy’s long-term debt.

Cumulative preferred stock of subsidiaries - The fair values of IPL’s 8.375% and 7.10% cumulative preferred stock were based on their closing market prices quoted by the New York Stock Exchange each reporting period.  The fair value of WPL’s 4.50% cumulative preferred stock was based on the closing market prices quoted by the NYSE Amex LLC each reporting period.  The fair value of WPL’s remaining preferred stock was calculated based on the market yield of similar securities.  Refer to Note 7(b) for additional details of Alliant Energy’s cumulative preferred stock of subsidiaries.

Valuation Hierarchy - FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” (previously SFAS 157) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The three levels of the fair value hierarchy and examples of each are as follows:

Level 1 - Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date.  Level 1 assets primarily include Resources’ investment in Capstone Turbine Corporation’s common stock and IPL’s investments in various debt and equity securities.

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

Recurring Fair Value Measurements - Alliant Energy’s recurring fair value measurements subject to the disclosure requirements of FASB ASC Topic 820 (previously SFAS 157) at Sep. 30, 2009 and Dec. 31, 2008 were as follows (in millions):

	Fair Value
	Measurements	Level 1	Level 2 (a)	Level 3 (b)
Sep. 30, 2009
Assets:
Derivative assets	$33.0	$0.1	$18.2	$14.7
Available-for-sale securities	4.3	4.3	--	--
Liabilities:
Derivative liabilities	118.0	--	111.9	6.1

Dec. 31, 2008
Assets:
Derivative assets	28.4	0.1	2.6	25.7
Available-for-sale securities	3.8	3.8	--	--
Liabilities:
Derivative liabilities	103.0	--	92.0	11.0
(a)	Primarily electricity and natural gas swap contracts
(b)	Primarily embedded foreign currency derivatives and FTRs

Additional information for Alliant Energy’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three and nine months ended Sep. 30 is as follows (in millions):

	Derivative Assets and
	Liabilities, net
Three months ended Sep. 30	2009	2008
Beginning balance, July 1	$10.3	$26.3
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(4.5)	5.3
Purchases, sales, issuances and settlements, net	(3.9)	(9.2)
Transfers in and/or out of Level 3	6.7	--
Ending balance, Sep. 30	$8.6	$22.4

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets
and liabilities held at Sep. 30 (a)	$(4.5)	$7.5

Nine months ended Sep. 30
Beginning balance, Jan. 1	$14.7	$27.7
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(5.0)	17.1
Purchases, sales, issuances and settlements, net	(1.1)	(22.4)
Ending balance, Sep. 30	$8.6	$22.4

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets
and liabilities held at Sep. 30 (a)	$(4.5)	$22.4
(a)	Recorded in “Regulatory assets” and “Regulatory liabilities” on Alliant Energy’s Condensed Consolidated Balance Sheets.

Nonrecurring Fair Value Measurements - During the nine months ended Sep. 30, 2009, Alliant Energy’s fair value measurement subject to the disclosure requirements of FASB ASC Topic 820 (previously SFAS 157) that was measured at fair value on a nonrecurring basis was as follows (in millions):

	Fair Value at
	Sep. 30, 2009	Level 1	Level 2	Level 3	Total Loss
IPL’s steam plant in service	$4.6	$--	$--	$4.6	$(4.0)

In the second quarter of 2009, IPL announced its decision to discontinue providing steam service to customers in downtown Cedar Rapids.  As a result of this decision, IPL assessed the recoverability of its steam assets in downtown Cedar Rapids in the second quarter of 2009 and determined the carrying amount of the assets exceeded the expected undiscounted future cash flows from the assets.  The carrying value of the assets was reduced by $4 million in the second quarter of 2009 to equal the estimated fair value of the assets at June 30, 2009 of $6 million.  The fair value of the assets was estimated using the expected cash flows from the assets for the remainder of 2009 and the anticipated salvage value of the assets.  Alliant Energy and IPL recognized the $4 million impairment charge in “Utility other operation and maintenance expenses” in their Condensed Consolidated Income Statements in the second quarter of 2009.  Refer to Note 1(d) for further discussion of IPL’s steam plant in service.

(11) DERIVATIVE INSTRUMENTS
(a) Accounting for Derivative Instruments -
Purpose - Alliant Energy periodically uses derivative instruments for risk management purposes to mitigate exposures to fluctuations in interest rates, certain commodity prices, transmission congestion costs and currency exchange rates.  Alliant Energy’s, IPL’s and WPL’s current derivative instruments have not been designated as hedging instruments, as defined under FASB ASC Topic 815, “Derivatives and Hedging,” (previously SFAS 133).  IPL’s and WPL’s derivative instruments include electric physical forward purchase contracts and swap contracts to mitigate pricing volatility for the electricity purchased to supply to their customers, electric physical forward sale contracts to offset long positions created by reductions in electricity demand forecasts, natural gas swap contracts to mitigate pricing volatility for the fuel used to supply to the natural gas-fired electric generating facilities they operate, FTRs acquired to manage transmission congestion costs, natural gas swap contracts to mitigate pricing volatility for natural gas supplied to their retail customers and embedded foreign currency derivatives related to Euro-denominated payment terms included in the wind turbine supply contract with Vestas.  Resources’ derivative instruments include oil contracts, which are used to mitigate pricing volatility for anticipated purchases of diesel fuel to fuel standby generators owned by its Non-regulated Generation business.

Notional Amounts - As of Sep. 30, 2009, Alliant Energy, IPL and WPL had notional amounts related to outstanding swap contracts, physical forward contracts, FTRs and foreign currency denominated payments that were accounted for as derivative instruments as follows (units in thousands; megawatt-hours (MWhs); dekatherms (Dths)):

	2009	2010	2011	2012	Total
Alliant Energy
Commodity:
Electricity (MWhs)	880	4,107	1,435	--	6,422
FTRs (MWs)	6	10	--	--	16
Natural gas (Dths)	16,288	31,383	14,925	6,182	68,778
Oil (gallons)	--	378	--	--	378
Foreign exchange (Euro dollars)	--	44,420	14,806	--	59,226

IPL
Commodity:
Electricity (MWhs)	256	2,281	221	--	2,758
FTRs (MWs)	3	5	--	--	8
Natural gas (Dths)	12,845	23,895	8,560	--	45,300
Foreign exchange (Euro dollars)	--	44,420	14,806	--	59,226

WPL
Commodity:
Electricity (MWhs)	624	1,826	1,214	--	3,664
FTRs (MWs)	3	5	--	--	8
Natural gas (Dths)	3,443	7,488	6,365	6,182	23,478

The notional amounts in the above table were computed by aggregating the absolute value of purchase and sale positions within commodities for each year.

Financial Statement Presentation - Alliant Energy records derivative instruments at fair value on the balance sheet as assets or liabilities.  At Sep. 30, 2009 and Dec. 31, 2008, the fair values of current derivative assets were included in “Derivative assets,” non-current derivative assets were included in “Deferred charges and other,” current derivative liabilities were included in “Derivative liabilities” and non-current derivative liabilities were included in “Other long-term liabilities and deferred credits” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,
	2009	2008	2009	2008	2009	2008
Current derivative assets
Commodity contracts	$23.4	$18.1	$13.0	$7.4	$10.4	$10.7
Foreign exchange contracts	--	--	--	--	--	--
	$23.4	$18.1	$13.0	$7.4	$10.4	$10.7
Non-current derivative assets
Commodity contracts	$6.6	$2.4	$2.3	$1.3	$4.2	$1.0
Foreign exchange contracts	3.0	7.9	3.0	--	--	7.9
	$9.6	$10.3	$5.3	$1.3	$4.2	$8.9
Current derivative liabilities
Commodity contracts	$92.6	$76.7	$59.2	$68.9	$33.4	$7.8
Foreign exchange contracts	1.5	1.9	0.1	1.1	1.4	0.8
	$94.1	$78.6	$59.3	$70.0	$34.8	$8.6
Non-current derivative liabilities
Commodity contracts	$23.7	$22.8	$9.6	$18.2	$14.1	$4.6
Foreign exchange contracts	0.2	1.6	--	--	0.2	1.6
	$23.9	$24.4	$9.6	$18.2	$14.3	$6.2

IPL and WPL generally record gains and losses from their derivative instruments with offsets to regulatory assets or liabilities, based on their fuel and natural gas cost recovery mechanisms, as well as other specific regulatory authorizations.  Gains and losses from derivative instruments not designated as hedging instruments for the three and nine months ended Sep. 30, 2009 were recorded as follows (in millions):

	Location of Gain (Loss) in Balance	Gain (Loss)
	Sheet or Statement of Income	Alliant Energy	IPL	WPL
Three months ended Sep. 30, 2009
Commodity contracts	Regulatory assets (a)	$(11.3)	$(6.9)	$(4.4)
	Regulatory liabilities (a)	7.5	4.7	2.8
Foreign exchange contracts	Regulatory liabilities (a)	(4.5)	(4.5)	--

Nine months ended Sep. 30, 2009
Commodity contracts	Regulatory assets (a)	(105.1)	(58.2)	(46.9)
	Regulatory liabilities (a)	19.1	10.1	9.0
	Non-regulated operation and maintenance (b)	0.2	--	--
Foreign exchange contracts	Regulatory liabilities (a)	(4.9)	(4.5)	(0.4)
(a)	Balance Sheet
(b)	Statement of Income

Losses from commodity contracts during the nine months ended Sep. 30, 2009 were primarily due to impacts of significant decreases in electricity and natural gas prices.

Credit Risk-related Contingent Features - Alliant Energy, IPL and WPL have entered into various agreements that contain credit risk-related contingent features including requirements for them to maintain certain credit ratings from each of the major credit rating agencies and limitations on their liability positions under the various agreements.  In the event of a downgrade in their credit ratings or if their liability positions exceed certain contractual limits, Alliant Energy, IPL or WPL may need to provide credit support in the form of letters of credit or cash collateral up to the amount of their exposure under the contracts, or may need to unwind the contracts and pay the underlying liability positions.

Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments.  The aggregate fair value of all derivatives with credit risk-related contingent features that were in a net liability position on Sep. 30, 2009 was $118.0 million, $68.9 million and $49.1 million for Alliant Energy, IPL and WPL, respectively.  At Sep. 30, 2009, Alliant Energy, IPL and WPL all had investment-grade credit ratings.  However, WPL exceeded its liability position with certain counterparties requiring it to post cash collateral.  This cash collateral has been allocated between the agreements accounted for as derivatives and those that are not accounted for as derivatives based on the percentage of the fair value of each on Sep. 30, 2009.  If the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered on Sep. 30, 2009, Alliant Energy, IPL and WPL would be required to post an additional $114.7 million, $68.9 million and $45.8 million, respectively, of credit support to their counterparties.  Refer to Note 4(c) for additional details of total cash collateral posted by Alliant Energy, IPL and WPL at Sep. 30, 2009 and Dec. 31, 2008.

(b) Weather Derivatives - Alliant Energy periodically uses non-exchange traded swap agreements based on cooling degree days (CDD) and heating degree days (HDD) measured in or near its utility service territories to reduce the impact of weather volatility on its electric and natural gas sales volumes.  These weather derivatives are accounted for using the intrinsic value method.  Any premiums paid related to these weather derivative agreements are expensed over each respective contract period.  Alliant Energy’s ratepayers do not pay any of the premiums nor do they share in the gains or losses realized from these weather derivatives.

Alliant Energy periodically utilizes weather derivatives based on CDD to reduce the potential volatility on its electric margins during the summer months of June through August.  However, Alliant Energy did not enter into a CDD swap agreement for the June 1, 2009 to Aug. 31, 2009 time period.

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

The counterparties to certain of these contracts were required to provide cash collateral to IPL and WPL.  As of Dec. 31, 2008, the outstanding cash collateral received by IPL and WPL of $5.4 million and $1.4 million, respectively, was recorded in “Accounts payable” on the respective Condensed Consolidated Balance Sheets.  All remaining cash collateral related to weather derivatives was returned to the counterparty in the first half of 2009.

A summary of the gains (losses) resulting from changes in the value of weather derivatives for the three and nine months ended Sep. 30 was as follows (in millions):

	Electric Utility Operating Revenues				Gas Utility Operating Revenues
	Three Months		Nine Months		Three Months		Nine Months
	2009	2008	2009	2008	2009	2008	2009	2008
IPL	$--	$4.6	$(1.8)	$5.3	$--	$--	$(1.4)	$(1.5)
WPL	--	1.1	(0.8)	1.1	--	--	(1.2)	(1.3)
Alliant Energy	$--	$5.7	$(2.6)	$6.4	$--	$--	$(2.6)	$(2.8)

(12) COMMITMENTS AND CONTINGENCIES
(a) Capital Purchase Obligations - Alliant Energy, IPL and WPL have entered into capital purchase obligations that contain minimum future commitments.  At Sep. 30, 2009, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to certain capital expenditures for their wind projects were as follows (in millions):

	Alliant Energy	IPL	WPL
Wind projects (a)	$396	$185	$211

(a)
Primarily related to capital purchase obligations under a master supply agreement executed in 2008 with Vestas for the purchase of 500 MW of wind turbine generator sets and related equipment to support IPL’s and WPL’s wind generation plans.  A portion of the future payments are denominated in Euros and therefore are subject to change with fluctuations in currency exchange rates.  In addition, the master supply agreement includes pricing terms that are subject to change if steel prices change by more than 10% between measurement dates defined in the master supply agreement.  The amounts included in the above table reflect currency exchange rates and steel prices at Sep. 30, 2009.

(b) Operating Expense Purchase Obligations - Alliant Energy, IPL and WPL have entered into various commodity supply, transportation and storage contracts to meet their obligations to deliver energy to their utility customers. Alliant Energy, IPL and WPL also enter into other operating expense purchase obligations with various vendors for other goods and services.  At Sep. 30, 2009, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a):
DAEC (IPL)	$798	$798	$--
Kewaunee Nuclear Power Plant (Kewaunee) (WPL)	317	--	317
Other	153	36	117
	1,268	834	434

Natural gas	428	177	251
Coal (b)	383	107	40
Emission allowances (c)	45	45	--
Other (d)	48	29	6
	$2,172	$1,192	$731

(a)	Includes payments required by purchased power agreements (PPAs) for capacity rights and minimum quantities of MWhs required to be purchased. Excludes contracts that are considered operating leases.
(b)
Corporate Services has entered into system-wide coal purchase contracts on behalf of IPL and WPL that include minimum future commitments of $236 million that have not been directly assigned to IPL and WPL since the specific needs of each utility were not yet known as of Sep. 30, 2009.

(c)
IPL has entered into forward contracts to purchase sulfur dioxide (SO2) emission allowances with vintage years of 2014 through 2017 and nitrogen oxide (NOx) emission allowances with vintage years of 2009 through 2011 from various counterparties for $34 million and $11 million, respectively.  IPL may utilize any SO2 emission allowances acquired under these forward contracts to meet requirements under the Acid Rain Program regulations or the more stringent Clean Air Interstate Rule (CAIR) emission reduction standards.  IPL entered into the forward contracts to purchase NOx emission allowances solely for the purpose of compliance with the CAIR emission reduction standards.  IPL is currently monitoring the status of the forward contracts to purchase SO2 and NOx emission allowances in light of various court rulings in 2008 and anticipated U.S. Environmental Protection Agency (EPA) proceedings regarding changes to CAIR.  Alliant Energy and IPL do not currently believe any losses from these forward contracts are probable and therefore have not recognized any loss contingency amounts related to the forward contracts as of Sep. 30, 2009.  Alliant Energy and IPL are currently unable to predict the ultimate impact these forward contracts will have on their financial condition and results of operations.

(d)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at Sep. 30, 2009.

(c) Legal Proceedings -
Exchangeable Senior Notes Indenture - Alliant Energy and Resources received a notice of default, dated Sep. 4, 2008 (Notice of Default), from U.S. Bank National Association as successor indenture trustee (Trustee) pursuant to which the Trustee asserted that Resources was in default under the Indenture with respect to the Exchangeable Senior Notes due 2030 (Notes), which were issued by Resources and were guaranteed by Alliant Energy.  The alleged default related to a provision of the Indenture that provided that if Resources transferred all or substantially all of its properties and assets to a third party, then the transferee must be organized and existing under the laws of the U.S. or a state thereof and assume Resources’ obligations under the Notes and the Indenture.  The Trustee alleged in the Notice of Default that Resources transferred substantially all of its assets without complying with the Indenture and, as a result, a default had occurred under the Indenture. On Sep. 4, 2008, the Trustee also filed a complaint seeking a declaratory judgment that Resources was in breach of the Indenture.

On Sep. 30, 2009, Alliant Energy, Resources and the Trustee filed a Stipulation of Dismissal with the U.S. District Court for the Western District of Wisconsin, which dismissed the lawsuit on its merits and with prejudice.  Refer to Note 8(b) for discussion of Alliant Energy’s tender offer and consent solicitation for the Notes that resulted in the dismissal of such lawsuit.

On Feb. 27, 2009, a purported shareowner filed in the Circuit Court for Dane County, Wisconsin, a derivative complaint against certain current and former officers and directors of Alliant Energy alleging that such officers and directors breached their fiduciary duties by approving sales of assets of Resources in violation of the Indenture and wasting Alliant Energy’s assets by compensating such officers and directors in connection with such sales.  Alliant Energy believes the derivative complaint is without merit and intends to vigorously defend against this litigation.  The purported shareowner had previously made a demand asking the Board of Directors to take action to remedy the alleged breaches of fiduciary duties by certain officers and directors.  Under Wisconsin law, if a shareowner commences a derivative proceeding after making such a demand, the court must dismiss such a derivative proceeding if a committee of independent directors appointed by independent directors determines, acting in good faith after conducting a reasonable inquiry upon which its conclusions are based, that maintenance of the derivative proceeding is not in the best interests of the corporation.  The independent directors of Alliant Energy appointed such a special litigation committee of independent directors, which conducted an inquiry into the allegations made in the demand from the purported shareowner and in a report delivered to Alliant Energy determined that maintenance of the derivative proceeding is not in the best interests of Alliant Energy.  Based on that report, on Sep. 14, 2009, Alliant Energy filed a motion to dismiss the derivative proceeding in the Circuit Court for Dane County, Wisconsin.  Alliant Energy does not currently believe any losses from the purported shareowner action are probable and therefore has not recognized any related loss contingency amounts as of Sep. 30, 2009.

Alliant Energy Cash Balance Pension Plan (Plan) - In February 2008, a class action lawsuit was filed against the Plan.  The complaint alleges that Plan participants who received a lump sum distribution prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of the Employee Retirement Income Security Act of 1974 because the Plan applied an improper interest crediting rate to project the cash balance account to their normal retirement age. The court has certified two subclasses of plaintiffs that in aggregate include all persons vested or partially vested in the Plan who received a lump sum distribution of the cash balance formula benefit from Jan. 1, 1998 through Aug. 17, 2006 including: 1) persons who received a lump sum distribution from Jan. 1, 1998 through Feb. 28, 2002; and 2) persons who received a lump sum distribution from Feb. 29, 2002 through Aug. 17, 2006.  Alliant Energy is contesting the case and the parties are proceeding with discovery.  In September 2009, the plaintiffs submitted reports by their expert witnesses that quantified the alleged underpayments owed to plaintiffs between $24 million and $54 million, including interest.  Alliant Energy disputes these amounts.  This matter is scheduled for non-binding mediation in the fourth quarter of 2009.  Trial is scheduled for April 2010.

In addition, the projection rate is being considered by the IRS as part of its review of Alliant Energy’s request for a favorable determination letter with respect to the tax-qualified status of the Plan.  Alliant Energy is currently working with the IRS to resolve issues to obtain a determination letter.  Alliant Energy is currently unable to predict the final outcome of these matters or their impact on its financial condition or results of operations but believes an adverse outcome could have a material effect on retirement plan funding and expense for Alliant Energy, IPL and WPL.  Alliant Energy does not currently believe any losses from these matters are both probable and reasonably estimated and therefore has not recognized any related loss contingency amounts as of Sep. 30, 2009.

(d) Guarantees and Indemnifications - Alliant Energy provided indemnifications associated with various sales of its non-regulated and utility businesses/assets for losses resulting from potential breach of the representations and warranties made by Alliant Energy on the sale dates and for the breach of its obligations under the sale agreements.  Alliant Energy believes the likelihood of having to make any material cash payments under these indemnifications is remote.  Alliant Energy recorded liabilities of $1 million related to these indemnifications as of Sep. 30, 2009.  The terms of the indemnifications provided by Alliant Energy at Sep. 30, 2009 for the various sales were generally as follows (in millions):

Businesses/Assets Sold	Disposal Date	Maximum Limit	Expiration Date
Brazil	First quarter of 2006	$10	January 2011
New Zealand	Fourth quarter of 2006	151 (a)	March 2012
Mexico	Second quarter of 2007	20	June 2012
(a)	Based on exchange rates at Sep. 30, 2009

Alliant Energy also continues to guarantee the abandonment obligations of Whiting Petroleum Corporation under the Point Arguello partnership agreements.  The guarantee does not include a maximum limit.  As of Sep. 30, 2009, the present value of the abandonment obligations is estimated at $21 million.  Alliant Energy believes that no payments will be made under this guarantee.

(e) Environmental Matters -
Manufactured gas plant (MGP) Sites - IPL and WPL have current or previous ownership interests in 40 and 14 sites, respectively, previously associated with the production of gas for which they may be liable for investigation, remediation and monitoring costs relating to the sites.  IPL and WPL have received letters from state environmental agencies requiring no further action at ten and eight sites, respectively.  Additionally, IPL has met state environmental agency expectations at three additional sites requiring no further action for soil remediation.  IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sites in order to protect public health and the environment.

IPL and WPL record environmental liabilities related to these MGP sites based upon periodic studies.  There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements.  Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of Alliant Energy’s sites to be $21 million ($16 million for IPL and $5 million for WPL) to $43 million ($36 million for IPL and $7 million for WPL).  At Sep. 30, 2009, Alliant Energy, IPL and WPL had recorded $35 million, $30 million and $5 million, respectively, in current and non-current environmental liabilities for their remaining costs to be incurred for these MGP sites.

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, Alliant Energy, IPL and WPL also monitor various environmental regulations that may have a significant impact on their future operations.  Given uncertainties regarding the outcome, timing and compliance plans for these environmental regulations, Alliant Energy, IPL and WPL are currently not able to determine the complete financial impact of these regulations but do believe that future capital investments and/or modifications to their electric generating facilities to comply with these regulations could be significant.  Specific current, proposed or potential environmental regulations that may require significant future expenditures by Alliant Energy, IPL and WPL include, among others: CAIR, Clean Air Visibility Rule, Clean Air Mercury Rule (CAMR), Utility Maximum Available Control Technology (MACT) Rule, Wisconsin Reasonably Available Control Technology Rule, Wisconsin State Mercury Rule, Ozone National Ambient Air Quality Standards (NAAQS) Rule, Nitrogen Dioxide (NO2) NAAQS Rule, Fine Particle NAAQS Rule, Industrial Boiler and Process Heater Case-by-Case MACT Rule, Federal Clean Water Act including Section 316(b), the Wisconsin State Thermal Rule, Coal Combustion By-products Rule and various legislation and EPA regulations being considered to regulate the emission of GHG.

(f) MISO RSG Settlements - In November 2008, FERC issued two orders, requiring MISO to resettle two separate amounts of historical RSG charges from its wholesale energy market.  These resettlements involve MISO collecting RSG charges from some market participants and refunding the collected amounts to other market participants.  In May and June 2009, FERC issued two orders reversing portions of its November 2008 orders that reduced the amount of anticipated RSG resettlements compared to initial estimates.  Various FERC orders related to RSG settlements and resettlements are subject to FERC rehearing or have been appealed to the U.S. Court of Appeals for the D.C. Circuit.  During the nine months ended Sep. 30, 2009, IPL and WPL received $2 million and $1 million, respectively, of net benefits from the two resettlements, including interest.

In April 2009, the PSCW issued an order requiring WPL to refund $3 million to its retail customers in the second quarter of 2009 for a portion of the total net benefit initially anticipated from the RSG resettlements pursuant to the November 2008 FERC orders.  As a result of the FERC orders issued in the second quarter of 2009, WPL requested that the PSCW either allow a rehearing to revise the ordering points or grant permission to defer until a future rate case any amounts refunded by WPL to retail customers that are not received by WPL from MISO.  In June 2009, the PSCW approved WPL’s request to defer the difference between the RSG refunds made to its retail customers in the second quarter of 2009 and any net benefit from RSG resettlements that WPL ultimately receives from MISO.  As of Sep. 30, 2009, Alliant Energy and WPL had a $2 million regulatory asset recorded on their Condensed Consolidated Balance Sheets for RSG refunds WPL made to its retail customers in the second quarter of 2009 that were not received from MISO.

IPL expects any net benefit from the RSG resettlements will be refunded to its customers through IPL’s retail and wholesale fuel-related cost recovery mechanisms.  WPL expects the wholesale portion of any net benefit from the RSG resettlements will be refunded to wholesale customers through WPL’s wholesale fuel-related cost recovery mechanism.

(g) Sutherland #4 Generation Project - In November 2007, IPL, Central Iowa Power Cooperative (CIPCO) and Corn Belt Power Cooperative (Corn Belt) entered into a joint operating agreement for joint ownership of the proposed 630 MW coal fired electric generating facility in Marshalltown, Iowa referred to as Sutherland #4.  In January 2008 and January 2009, several members of North Iowa Municipal Electric Cooperative Association (NIMECA) also entered into the joint operating agreement for Sutherland #4 with IPL, CIPCO and Corn Belt.  In March 2009, a decision was made not to proceed with the construction of Sutherland #4.

The joint operating agreement for Sutherland #4 includes a provision that may obligate IPL to reimburse its joint partners (CIPCO, Corn Belt and NIMECA) for payments they incurred for Sutherland #4 if IPL notified each of the joint partners in writing that it is abandoning Sutherland #4 due to a decision by the IUB regarding IPL’s allowed return on equity for Sutherland #4 that is unsatisfactory to IPL in its sole discretion.  During the third quarter of 2009, IPL received correspondence from its joint partners alleging IPL is obligated under the terms of the joint operating agreement to reimburse the joint partners for payments they incurred for Sutherland #4.  As of Sep. 30, 2009, the payments incurred by the joint partners for Sutherland #4 were $14 million.  IPL believes the decision not to proceed with the construction of Sutherland #4 was made by both IPL and its joint partners based on a combination of factors including the current economic and financial climate, increasing environmental, legislative and regulatory uncertainty regarding regulation of future GHG emissions and the terms placed on the proposed generating facility by regulators.  As a result, IPL does not believe it is obligated to reimburse its joint partners for payments they incurred for Sutherland #4.  Alliant Energy and IPL do not currently believe any loss from this matter is probable and therefore have not recognized any related loss contingency amounts as of Sep. 30, 2009.

(h) Air Permitting Violation Claims - In October 2009, WPL received from the Sierra Club a notice of intent to file a civil lawsuit based on allegations that major modifications were made at the Nelson Dewey Generating Station (Nelson Dewey) and Columbia Energy Center (Columbia) without complying with the Prevention of Significant Deterioration (PSD) and Title V Operating Permit requirements of the Clean Air Act (CAA).  The allegations suggest that PSD permits that imposed Best Available Control Technology limits on emissions from the facilities should have been obtained for Nelson Dewey and Columbia.  If pursued and successful, this lawsuit could result in civil penalties and injunctive relief, as well as increased capital and operating expenditures at Nelson Dewey and Columbia.  Alliant Energy and WPL do not currently believe any losses from these allegations are both probable and reasonably estimated and therefore have not recognized any related loss contingency amounts as of Sep. 30, 2009.

(13) SEGMENTS OF BUSINESS
Certain financial information relating to Alliant Energy’s business segments is as follows (in millions).  Intersegment revenues were not material to Alliant Energy’s operations.  Refer to Note 1(d) for details on WPL’s acquisition of the Neenah Energy Facility and related assets from Resources on June 1, 2009.  Refer to Note 8(b) for details on a charge incurred by Alliant Energy in the third quarter of 2009 related to the repurchase of its Exchangeable Senior Notes due 2030.

									Alliant
	Utility Business				Non-regulated Businesses				Energy
	Electric	Gas	Other	Total	RMT	Other	Total	Other	Consolidated
Three Months Ended Sep. 30, 2009
Operating revenues	$725.3	$39.1	$20.1	$784.5	$89.9	$12.4	$102.3	$(1.1)	$885.7
Operating income (loss)	161.5	(2.5)	(0.9)	158.1	(1.3)	4.8	3.5	(1.7)	159.9
Amounts attributable to Alliant Energy
common shareowners:
Income (loss) from continuing operations, net of tax				89.2	(0.7)	2.0	1.3	(133.8)	(43.3)
Loss from discontinued operations, net of tax				--	--	(1.0)	(1.0)	--	(1.0)
Net income (loss) attributable to Alliant Energy
common shareowners				89.2	(0.7)	1.0	0.3	(133.8)	(44.3)

									Alliant
	Utility Business				Non-regulated Businesses				Energy
	Electric	Gas	Other	Total	RMT	Other	Total	Other	Consolidated
Three Months Ended Sep. 30, 2008
Operating revenues	$714.0	$73.5	$30.8	$818.3	$144.4	$19.3	$163.7	$(1.7)	$980.3
Operating income (loss)	174.6	(1.4)	1.1	174.3	11.7	4.2	15.9	0.3	190.5
Amounts attributable to Alliant Energy
common shareowners:
Income (loss) from continuing operations, net of tax				101.1	7.2	(0.1)	7.1	0.9	109.1
Loss from discontinued operations, net of tax				--	--	(0.6)	(0.6)	--	(0.6)
Net income (loss) attributable to Alliant Energy
common shareowners				101.1	7.2	(0.7)	6.5	0.9	108.5

Nine Months Ended Sep. 30, 2009
Operating revenues	1,901.2	361.8	69.4	2,332.4	212.4	37.1	249.5	(4.0)	2,577.9
Operating income (loss)	267.7	26.9	(0.8)	293.8	(6.6)	11.3	4.7	(2.1)	296.4
Amounts attributable to Alliant Energy
common shareowners:
Income (loss) from continuing operations, net of tax				183.8	(2.9)	4.4	1.5	(126.9)	58.4
Loss from discontinued operations, net of tax				--	--	(1.0)	(1.0)	--	(1.0)
Net income (loss) attributable to Alliant Energy
common shareowners				183.8	(2.9)	3.4	0.5	(126.9)	57.4

Nine Months Ended Sep. 30, 2008
Operating revenues	1,858.4	503.1	64.3	2,425.8	325.1	53.2	378.3	(4.4)	2,799.7
Operating income	306.8	45.3	3.1	355.2	21.8	18.2	40.0	2.4	397.6
Amounts attributable to Alliant Energy
common shareowners:
Income from continuing operations, net of tax				192.9	13.7	14.4	28.1	8.0	229.0
Income from discontinued operations, net of tax				--	--	8.4	8.4	--	8.4
Net income attributable to Alliant Energy
common shareowners				192.9	13.7	22.8	36.5	8.0	237.4

(14) OTHER INTANGIBLE ASSETS
Emission Allowances - Purchased emission allowances and related accumulated amortization were recorded as intangible assets in “Other assets - deferred charges and other” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,
	2009	2008	2009	2008	2009	2008
Purchased emission allowances	$66.1	$65.1	$58.6	$57.9	$7.5	$7.2
Accumulated amortization	12.4	0.8	9.2	0.8	3.2	--

Amortization expense for emission allowances for the three and nine months ended Sep. 30 was recorded in “Electric production fuel and purchased power” in the Condensed Consolidated Statements of Income as follows (in millions):

	Three Months		Nine Months
	2009	2008	2009	2008
IPL	$3.0	$--	$8.4	$--
WPL	1.1	--	3.2	--
Alliant Energy	$4.1	$--	$11.6	$--

At Sep. 30, 2009, estimated amortization expense for calendar years 2009 through 2013 for purchased emission allowances was as follows (in millions):

	2009	2010	2011	2012	2013
IPL	$11.5	$12.2	$13.4	$9.3	$8.1
WPL	4.1	3.2	0.2	--	--
Alliant Energy	$15.6	$15.4	$13.6	$9.3	$8.1

(15) DISCONTINUED OPERATIONS
A summary of the components of discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income for the three and nine months ended Sep. 30 is as follows (in millions):

	Three Months		Nine Months
	2009	2008	2009	2008
Operating expenses	$--	$--	$--	$0.2
Income tax expense (benefit) (a)	1.0	0.6	1.0	(8.6)
Income (loss) from discontinued operations, net of tax	$(1.0)	$(0.6)	$(1.0)	$8.4

(a)
In the second quarter of 2008, Alliant Energy reached a settlement with the IRS related to the audit of its U.S. federal income tax returns for calendar years 2002 through 2004.  As a result of completing the audit and recording known adjustments for the tax returns for calendar years 2005 and 2006, Alliant Energy recorded decreases in its liabilities for unrecognized tax benefits and related interest, net of tax, and changes to its provision for income taxes including the impact of $9 million of income tax benefits allocated to its discontinued operations in the second quarter of 2008 largely related to its former Australia and China businesses.

(16) ASSET RETIREMENT OBLIGATIONS (AROs)
A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2009	2008	2009	2008	2009	2008
Balance at Jan. 1	$48.4	$42.8	$30.5	$30.9	$17.9	$11.9
Liabilities incurred (a) (b)	11.9	7.1	11.9	2.5	--	4.6
Accretion expense	2.2	1.8	1.3	1.2	0.9	0.6
Revisions in estimated cash flows (a)	--	6.1	--	6.1	--	--
Liabilities settled (a)	(1.9)	(8.9)	(1.8)	(8.6)	(0.1)	(0.3)
Balance at Sep. 30	$60.6	$48.9	$41.9	$32.1	$18.7	$16.8

(a)
In 2009, IPL recorded liabilities settled of $1.2 million due to expenditures for asbestos and lead remediation at its Sixth Street and Prairie Creek Generating Stations required as a result of the impacts of the severe Midwest flooding at these generating stations in June 2008.  In 2008, IPL recorded changes to liabilities incurred, revisions in estimated cash flows and liabilities settled due to asbestos remediation at its Sixth Street and Prairie Creek Generating Stations as a result of the impacts of the severe Midwest flooding at these generating stations in June 2008.

(b)	In 2009, IPL recorded AROs of $11.9 million related to its Whispering Willow - East wind project. In 2008, WPL recorded AROs of $4.6 million related to its Cedar Ridge wind project.

(17) VARIABLE INTEREST ENTITIES
After making an ongoing exhaustive effort, Alliant Energy and WPL concluded they were unable to obtain the information necessary from the counterparty (subsidiary of Calpine Corporation) for the Riverside PPA to determine whether the counterparty is a variable interest entity per FASB ASC Topic 810, “Consolidation,” (previously FIN 46(R)) and if WPL is the primary beneficiary.  This PPA is currently accounted for as an operating lease.  The counterparty for the Riverside PPA sells a portion of their generating capacity to WPL and can sell their energy output to WPL.  Alliant Energy’s maximum exposure to loss from the Riverside PPA is undeterminable due to the inability to obtain the necessary information to complete such evaluation.  Alliant Energy’s (primarily WPL’s) costs, excluding fuel costs, related to the Riverside PPA were $26.7 million and $54.9 million for the three and nine months ended Sep. 30, 2009 and $27.2 million and $55.4 million for the three and nine months ended Sep. 30, 2008, respectively.

(18)  RELATED PARTIES
ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC.  WPL provides operation, maintenance, and construction services to ATC.  WPL and ATC also bill each other for use of shared facilities owned by each party.  A summary of the related amounts billed between the parties for the three and nine months ended Sep. 30 is as follows (in millions):

	Three Months		Nine Months
	2009	2008	2009	2008
ATC billings to WPL	$20.8	$20.7	$63.0	$61.6
WPL billings to ATC	4.0	1.7	8.8	6.6

As of both Sep. 30, 2009 and Dec. 31, 2008, WPL owed ATC net amounts of $5.9 million.

Construction Services for IPL’s Whispering Willow - East Wind Project - IPL engaged RMT to provide certain construction services for its Whispering Willow - East wind project.  During the three and nine months ended Sep. 30, 2009, RMT billed IPL $13 million and $41 million, respectively, related to this project.  As of Sep. 30, 2009, IPL owed RMT $8.2 million related to this project.

WPL’s Acquisition of the Neenah Energy Facility From Resources - Refer to Note 1(d) for details of WPL’s acquisition of the Neenah Energy Facility and related assets from Resources in June 2009.

(19) EARNINGS PER SHARE
A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per weighted average common share (EPS) calculation for the three and nine months ended Sep. 30 was as follows (in thousands):

	Three Months		Nine Months
	2009	2008	2009	2008
Weighted average common shares outstanding:
Basic EPS calculation	110,288	110,182	110,257	110,166
Effect of dilutive share-based awards	--	131	83	147
Diluted EPS calculation	110,288	110,313	110,340	110,313

As a result of Alliant Energy incurring a loss from continuing operations for the three months ended Sep. 30, 2009, 76,205 of potential incremental common shares were excluded from the calculation of diluted EPS for that period because the effect would have been anti-dilutive.  In addition, the following options to purchase shares of common stock were excluded from the calculation of diluted EPS for the three and nine months ended Sep. 30 as the exercise prices were greater than the average market price:

	Three Months		Nine Months
	2009	2008	2009	2008
Options to purchase shares of common stock	308,458	--	363,206	--
Weighted average exercise price of options excluded	$29.31	$--	$29.06	$--

(20) CAPITAL LEASES
At Sep. 30, 2009 and Dec. 31, 2008, Alliant Energy’s gross assets under its capital leases (excluding capital leases between related parties) were $8 million and $3 million, and the related accumulated amortization was $2 million and $1 million, respectively.  At Sep. 30, 2009, Alliant Energy’s future minimum capital lease payments were as follows (in millions):

								Less: amount	Present value of net
								representing	minimum capital
	2009	2010	2011	2012	2013	Thereafter	Total	interest	lease payments
Capital leases	$--	$2	$1	$1	$1	$3	$8	$2	$6

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in millions)
Operating revenues:
Electric utility	$417.9	$394.8	$1,022.7	$973.6
Gas utility	22.6	42.2	208.1	292.9
Steam and other	17.4	27.4	63.3	56.6
	457.9	464.4	1,294.1	1,323.1

Operating expenses:
Electric production fuel and purchased power	169.6	160.4	455.6	423.4
Electric transmission service	31.4	25.4	101.3	67.9
Cost of gas sold	9.0	28.2	141.2	220.1
Other operation and maintenance	80.2	99.6	271.6	277.7
Depreciation and amortization	38.5	32.2	110.9	97.3
Taxes other than income taxes	12.6	13.9	39.0	41.8
	341.3	359.7	1,119.6	1,128.2

Operating income	116.6	104.7	174.5	194.9

Interest expense and other:
Interest expense	20.6	14.8	56.4	44.2
Allowance for funds used during construction	(12.6)	(5.2)	(31.8)	(8.4)
Interest income	(0.3)	(0.1)	(0.7)	(0.6)
	7.7	9.5	23.9	35.2

Income before income taxes	108.9	95.2	150.6	159.7

Income taxes	36.1	32.1	16.7	46.9

Net income	72.8	63.1	133.9	112.8

Preferred dividend requirements	3.8	3.8	11.5	11.5

Earnings available for common stock	$69.0	$59.3	$122.4	$101.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
ASSETS	2009	2008
	(in millions)
Property, plant and equipment:
Electric plant in service	$3,823.7	$3,518.5
Gas plant in service	401.0	391.5
Steam plant in service	50.4	54.2
Other plant in service	253.8	228.7
Accumulated depreciation	(1,708.1)	(1,600.3)
Net plant	2,820.8	2,592.6
Construction work in progress:
Whispering Willow - East wind project	432.0	189.4
Other	163.9	205.8
Other, less accumulated depreciation	24.1	18.6
	3,440.8	3,006.4

Current assets:
Cash and cash equivalents	5.1	6.2
Accounts receivable:
Customer, less allowance for doubtful accounts	57.1	107.1
Unbilled utility revenues	70.4	93.7
Other, less allowance for doubtful accounts	19.9	60.0
Income tax refunds receivable	101.4	48.6
Production fuel, at weighted average cost	100.0	70.0
Materials and supplies, at weighted average cost	30.0	30.4
Gas stored underground, at weighted average cost	20.5	27.1
Regulatory assets	67.8	79.8
Derivative assets	13.0	7.4
Other	16.2	30.7
	501.4	561.0

Investments	14.8	15.2

Other assets:
Regulatory assets	662.9	554.5
Deferred charges and other	73.5	73.8
	736.4	628.3

Total assets	$4,693.4	$4,210.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30,	December 31,
CAPITALIZATION AND LIABILITIES	2009	2008
	(in millions, except per
	share and share amounts)
Capitalization:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - authorized 24,000,000 shares;
13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	1,069.1	998.1
Retained earnings	239.2	116.8
Total Interstate Power and Light Company common equity	1,341.7	1,148.3
Cumulative preferred stock	183.8	183.8
Total equity	1,525.5	1,332.1
Long-term debt, net (excluding current portion)	1,158.6	860.2
	2,684.1	2,192.3

Current liabilities:
Current maturities of long-term debt	-	135.0
Commercial paper	-	42.4
Accounts payable	152.5	222.4
Accounts payable to associated companies	40.3	30.5
Regulatory liabilities	83.9	51.0
Accrued interest	21.8	18.9
Accrued taxes	34.6	46.4
Derivative liabilities	59.3	70.0
Other	36.7	51.6
	429.1	668.2

Other long-term liabilities and deferred credits:
Deferred income taxes	644.1	500.0
Regulatory liabilities	539.0	463.8
Pension and other benefit obligations	194.3	213.9
Other	202.8	172.7
	1,580.2	1,350.4

Total capitalization and liabilities	$4,693.4	$4,210.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2009	2008
	(in millions)
Cash flows from operating activities:
Net income	$133.9	$112.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	110.9	97.3
Deferred tax expense (benefit) and investment tax credits	54.0	(22.8)
Equity component of allowance for funds used during construction	(24.9)	(5.8)
Other	11.5	13.1
Other changes in assets and liabilities:
Accounts receivable	77.7	(40.8)
Sale of accounts receivable	35.0	50.0
Income tax refunds receivable	(52.8)	29.1
Production fuel	(30.0)	(13.0)
Regulatory assets	(105.1)	(33.4)
Prepaid gas costs	22.7	(18.4)
Accounts payable	(50.8)	6.9
Accounts payable to associated companies	9.8	(21.8)
Regulatory liabilities	110.3	(18.5)
Derivative liabilities	(19.3)	28.5
Deferred income taxes	88.7	17.9
Non-current taxes payable	34.7	1.8
Pension and other benefit obligations	(19.6)	(0.6)
Other	(36.7)	(23.1)
Net cash flows from operating activities	350.0	159.2

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(576.2)	(356.4)
Advances for customer energy efficiency projects	(0.7)	(1.0)
Collections of advances for customer energy efficiency projects	3.9	3.8
Insurance proceeds received for property damages	37.7	3.7
Other	(12.2)	0.9
Net cash flows used for investing activities	(547.5)	(349.0)

Cash flows from financing activities:
Common stock dividends	-	(29.1)
Preferred stock dividends	(11.5)	(11.5)
Capital contribution from parent	150.0	200.0
Repayment of capital to parent	(79.0)	-
Proceeds from issuance of long-term debt	300.0	-
Reductions in long-term debt	(135.0)	(1.0)
Net change in short-term borrowings	(42.4)	(20.7)
Changes in cash overdrafts	19.1	13.9
Other	(4.8)	(0.5)
Net cash flows from financing activities	196.4	151.1

Net decrease in cash and cash equivalents	(1.1)	(38.7)

Cash and cash equivalents at beginning of period	6.2	39.4

Cash and cash equivalents at end of period	$5.1	$0.7

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$53.3	$45.4
Income taxes, net of refunds	$(54.8)	$34.4
Noncash investing and financing activities:
Capital lease obligations incurred	$1.1	$-

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

IPL has evaluated subsequent events through the date and time the financial statements were issued on Oct. 30, 2009.  In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and nine months ended Sep. 30, 2009 and 2008, the condensed consolidated financial position at Sep. 30, 2009 and Dec. 31, 2008, and the condensed consolidated statements of cash flows for the nine months Sep. 30, 2009 and 2008 have been made.  Results for the three and nine months ended Sep. 30, 2009 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2009.  A change in management’s estimates or assumptions could have a material impact on IPL’s financial condition and results of operations during the period in which such change occurred.  Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(3) COMPREHENSIVE INCOME
For the three and nine months ended Sep. 30, 2009 and 2008, IPL had no other comprehensive income, thus IPL’s comprehensive income was equal to its earnings available for common stock for all periods.

(6) BENEFIT PLANS
(a) Pension and Other Postretirement Benefits Plans - The components of IPL’s qualified pension benefits and other postretirement benefits costs for the three and nine months ended Sep. 30 were as follows (in millions):

	Qualified Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$1.5	$1.5	$4.5	$4.5	$0.7	$0.7	$2.3	$2.1
Interest cost	4.0	3.9	12.1	11.8	1.9	1.9	5.5	5.5
Expected return on plan assets	(3.5)	(5.3)	(10.5)	(16.1)	(1.0)	(1.6)	(3.1)	(4.6)
Amortization of:
Transition obligation	--	--	--	--	--	--	0.1	0.1
Prior service cost (credit)	0.2	0.2	0.6	0.7	(0.4)	(0.4)	(1.2)	(1.2)
Actuarial loss	2.4	0.1	7.0	0.2	1.0	0.5	3.0	1.5
	$4.6	$0.4	$13.7	$1.1	$2.2	$1.1	$6.6	$3.4

In the above table, the pension benefits costs represent only those respective costs for bargaining unit employees of IPL covered under the bargaining unit pension plans that are sponsored by IPL.  The other postretirement benefits costs represent costs for all IPL employees.  Corporate Services provides services to IPL and, as a result, IPL is allocated pension and other postretirement benefits costs associated with Corporate Services.  The following table includes pension benefits costs (credits) for IPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated qualified pension and other postretirement benefits costs associated with Corporate Services for IPL for the three and nine months ended Sep. 30 as follows (in millions; Not Applicable (N/A)):

	Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2009	2008	2009	2008	2009	2008	2009	2008
Non-bargaining IPL employees
participating in other plans	$1.0	$(0.9)	$3.0	$(2.7)	N/A	N/A	N/A	N/A
Allocated Corporate Service costs	0.4	0.3	1.3	0.8	$0.4	$0.4	$1.3	$1.1

IPL estimates that funding for the qualified pension plans for its bargaining unit employees and other postretirement benefits plans for 2009 will be $24 million and $9 million, respectively, of which $24 million and $7 million, respectively, have been contributed through Sep. 30, 2009.

(10) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements - IPL’s recurring fair value measurements subject to the disclosure requirements of FASB ASC Topic 820 (previously SFAS 157) at Sep. 30, 2009 and Dec. 31, 2008 were as follows (in millions):

	Fair Value
	Measurements	Level 1	Level 2	Level 3
Sep. 30, 2009
Assets:
Derivative assets	$18.3	$--	$9.3	$9.0
Available-for-sale securities	2.4	2.4	--	--
Liabilities:
Derivative liabilities	68.9	--	66.1	2.8

Dec. 31, 2008
Assets:
Derivative assets	8.7	--	1.6	7.1
Available-for-sale securities	2.3	2.3	--	--
Liabilities:
Derivative liabilities	88.2	--	81.4	6.8

Additional information for IPL’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three and nine months ended Sep. 30 is as follows (in millions):

	Derivative Assets and
	Liabilities, net
Three months ended Sep. 30	2009	2008
Beginning balance, July 1	$13.8	$7.9
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(4.5)	(2.6)
Purchases, sales, issuances and settlements, net	(2.8)	(3.0)
Transfers in and/or out of Level 3	(0.3)	--
Ending balance, Sep. 30	$6.2	$2.3

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets
and liabilities held at Sep. 30 (a)	$(4.5)	$--

Nine months ended Sep. 30
Beginning balance, Jan. 1	$0.3	$15.0
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(4.5)	(2.2)
Purchases, sales, issuances and settlements, net	10.4	(10.5)
Ending balance, Sep. 30	$6.2	$2.3

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets
and liabilities held at Sep. 30 (a)	$(4.5)	$2.3
(a)	Recorded in “Regulatory assets” and “Regulatory liabilities” on IPL’s Condensed Consolidated Balance Sheets.

(13) SEGMENTS OF BUSINESS
Certain financial information relating to IPL’s business segments is as follows.  Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended Sep. 30, 2009
Operating revenues	$417.9	$22.6	$17.4	$457.9
Operating income (loss)	118.2	(1.0)	(0.6)	116.6
Earnings available for common stock				69.0

Three Months Ended Sep. 30, 2008
Operating revenues	394.8	42.2	27.4	464.4
Operating income (loss)	107.6	(2.4)	(0.5)	104.7
Earnings available for common stock				59.3

Nine Months Ended Sep. 30, 2009
Operating revenues	1,022.7	208.1	63.3	1,294.1
Operating income (loss)	162.0	12.6	(0.1)	174.5
Earnings available for common stock				122.4

Nine Months Ended Sep. 30, 2008
Operating revenues	973.6	292.9	56.6	1,323.1
Operating income	174.8	18.1	2.0	194.9
Earnings available for common stock				101.3

(18) RELATED PARTIES
Pursuant to a service agreement, IPL receives various administrative and general services from an affiliate, Corporate Services.  These services are billed to IPL at cost based on payroll and other expenses incurred by Corporate Services for the benefit of IPL.  These costs consisted primarily of employee compensation, benefits and fees associated with various professional services.  A summary of the amounts billed from Corporate Services to IPL for the three and nine months ended Sep. 30 is as follows (in millions):

	Three Months		Nine Months
	2009	2008	2009	2008
Corporate Services billings to IPL	$41.9	$43.0	$116.6	$141.8

As of Sep. 30, 2009 and Dec. 31, 2008, IPL had a net intercompany payable to Corporate Services of $91 million and $95 million, respectively.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in millions)
Operating revenues:
Electric utility	$307.4	$319.2	$878.5	$884.8
Gas utility	16.5	31.3	153.7	210.2
Other	2.7	3.4	6.1	7.7
	326.6	353.9	1,038.3	1,102.7

Operating expenses:
Electric production fuel and purchased power	166.7	156.8	467.3	452.9
Electric transmission service	23.7	23.8	70.8	71.4
Cost of gas sold	4.9	18.7	99.3	145.7
Other operation and maintenance	49.8	51.7	165.7	164.9
Depreciation and amortization	29.8	23.5	85.0	77.1
Taxes other than income taxes	10.2	9.8	30.9	30.4
	285.1	284.3	919.0	942.4

Operating income	41.5	69.6	119.3	160.3

Interest expense and other:
Interest expense	19.9	14.7	54.6	44.5
Equity income from unconsolidated investments	(9.5)	(9.3)	(27.6)	(24.9)
Allowance for funds used during construction	(1.3)	(3.2)	(2.9)	(7.4)
Interest income and other	(0.1)	-	(0.3)	(0.1)
	9.0	2.2	23.8	12.1

Income before income taxes	32.5	67.4	95.5	148.2

Income taxes	11.5	24.8	31.6	54.1

Net income	21.0	42.6	63.9	94.1

Preferred dividend requirements	0.8	0.8	2.5	2.5

Earnings available for common stock	$20.2	$41.8	$61.4	$91.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
ASSETS	2009	2008
	(in millions)
Property, plant and equipment:
Electric plant in service	$2,737.1	$2,500.3
Gas plant in service	384.5	370.1
Other plant in service	214.2	198.1
Accumulated depreciation	(1,232.6)	(1,165.9)
Net plant	2,103.2	1,902.6
Leased Sheboygan Falls Energy Facility, less accumulated amortization	97.1	101.7
Construction work in progress:
Bent Tree wind project	124.3	-
Other	68.0	88.4
Other, less accumulated depreciation	20.9	3.8
	2,413.5	2,096.5

Current assets:
Cash and cash equivalents	90.7	4.5
Accounts receivable:
Customer, less allowance for doubtful accounts	67.0	83.4
Unbilled utility revenues	61.0	92.5
Other, less allowance for doubtful accounts	54.1	75.9
Income tax refunds receivable	63.4	8.4
Production fuel, at weighted average cost	39.4	40.4
Materials and supplies, at weighted average cost	22.8	22.8
Gas stored underground, at weighted average cost	29.8	47.9
Regulatory assets	51.9	21.8
Prepaid gross receipts tax	28.1	37.8
Derivative assets	10.4	10.7
Other	25.4	25.6
	544.0	471.7

Investments:
Investment in American Transmission Company LLC	211.8	195.1
Other	22.4	22.2
	234.2	217.3

Other assets:
Regulatory assets	366.6	378.6
Deferred charges and other	72.1	101.4
	438.7	480.0

Total assets	$3,630.4	$3,265.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30,	December 31,
CAPITALIZATION AND LIABILITIES	2009	2008
	(in millions, except per
	share and share amounts)
Capitalization:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - authorized 18,000,000 shares;
13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	768.9	668.9
Retained earnings	417.6	424.4
Total Wisconsin Power and Light Company common equity	1,252.7	1,159.5
Cumulative preferred stock	60.0	60.0
Long-term debt, net (excluding current portion)	931.5	782.9
	2,244.2	2,002.4

Current liabilities:
Current maturities of long-term debt	100.0	-
Commercial paper	-	43.7
Accounts payable	101.4	130.9
Accounts payable to associated companies	22.2	26.1
Accrued interest	17.0	17.9
Regulatory liabilities	16.2	50.9
Derivative liabilities	34.8	8.6
Other	37.8	26.4
	329.4	304.5

Other long-term liabilities and deferred credits:
Deferred income taxes	428.5	329.3
Regulatory liabilities	168.2	174.1
Capital lease obligations - Sheboygan Falls Energy Facility	111.2	113.4
Pension and other benefit obligations	168.7	185.1
Other	180.2	156.7
	1,056.8	958.6

Total capitalization and liabilities	$3,630.4	$3,265.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2009	2008
	(in millions)
Cash flows from operating activities:
Net income	$63.9	$94.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	85.0	77.1
Other amortizations	26.3	28.8
Deferred tax expense and investment tax credits	102.6	18.0
Equity income from unconsolidated investments	(27.6)	(24.9)
Distributions from equity method investments	22.4	20.9
Other	(2.0)	(5.3)
Other changes in assets and liabilities:
Accounts receivable	62.7	17.7
Income tax refunds receivable	(55.0)	2.6
Gas stored underground	18.1	(11.9)
Regulatory assets	(42.6)	1.4
Accounts payable	(15.1)	33.3
Accounts payable to associated companies	(3.9)	(29.1)
Regulatory liabilities	(31.6)	(6.1)
Derivative liabilities	34.3	(2.8)
Non-current taxes payable	21.6	(0.7)
Pension and other benefit obligations	(16.4)	(4.5)
Other	13.4	3.7
Net cash flows from operating activities	256.1	212.3

Cash flows used for investing activities:
Utility construction and acquisition expenditures:
Neenah Energy Facility and related assets	(92.4)	-
Other	(324.0)	(262.7)
Advances for customer energy efficiency projects	(19.1)	(16.8)
Collections of advances for customer energy efficiency projects	50.0	28.3
Other	(11.2)	3.5
Net cash flows used for investing activities	(396.7)	(247.7)

Cash flows from financing activities:
Common stock dividends	(68.2)	(22.8)
Preferred stock dividends	(2.5)	(2.5)
Capital contribution from parent	100.0	100.0
Proceeds from issuance of long-term debt	250.0	-
Net change in short-term borrowings	(43.7)	(22.7)
Changes in cash overdrafts	(3.1)	(13.1)
Other	(5.7)	(2.2)
Net cash flows from financing activities	226.8	36.7

Net increase in cash and cash equivalents	86.2	1.3

Cash and cash equivalents at beginning of period	4.5	0.4

Cash and cash equivalents at end of period	$90.7	$1.7

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$56.5	$49.9
Income taxes, net of refunds	$(36.2)	$20.7
Noncash investing and financing activities:
Capital lease obligations incurred	$0.7	$-

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

WPL has evaluated subsequent events through the date and time the financial statements were issued on Oct. 30, 2009.  In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and nine months ended Sep. 30, 2009 and 2008, the condensed consolidated financial position at Sep. 30, 2009 and Dec. 31, 2008, and the condensed consolidated statements of cash flows for the nine months ended Sep. 30, 2009 and 2008 have been made.  Results for the three and nine months ended Sep. 30, 2009 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2009.  A change in management’s estimates or assumptions could have a material impact on WPL’s financial condition and results of operations during the period in which such change occurred.  Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(3) COMPREHENSIVE INCOME
For the three and nine months ended Sep. 30, 2009 and 2008, WPL had no other comprehensive income, thus WPL’s comprehensive income was equal to its earnings available for common stock for all periods.

(6) BENEFIT PLANS
(a) Pension and Other Postretirement Benefits Plans - The components of WPL’s qualified pension benefits and other postretirement benefits costs for the three and nine months ended Sep. 30 were as follows (in millions):

	Qualified Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$1.3	$1.3	$3.9	$4.0	$0.8	$0.8	$2.5	$2.4
Interest cost	3.9	3.8	11.7	11.3	1.3	1.3	4.1	4.1
Expected return on plan assets	(3.5)	(5.4)	(10.5)	(16.1)	(0.2)	(0.5)	(0.8)	(1.4)
Amortization of:
Prior service cost (credit)	0.1	0.2	0.4	0.6	(0.2)	(0.2)	(0.7)	(0.7)
Actuarial loss	2.8	0.3	8.5	0.8	0.3	0.3	1.0	0.8
Curtailment loss (a)	--	--	0.7	--	--	--	--	--
Special termination benefits costs (b)	--	--	0.5	--	--	--	--	--
	$4.6	$0.2	$15.2	$0.6	$2.0	$1.7	$6.1	$5.2
(a)	Refer to Note 6(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details on the $0.7 million one-time curtailment loss recognized by WPL in the second quarter of 2009.
(b)
For the nine months ended Sep. 30, 2009, WPL recognized special termination benefits costs of $0.5 million related to the bargaining unit pension plan that is sponsored by WPL as a result of the elimination of certain operations positions in the second quarter of 2009.

In the above table, the pension benefits costs represent only those respective costs for bargaining unit employees of WPL covered under the bargaining unit pension plan that is sponsored by WPL.  The other postretirement benefits costs represent costs for all WPL employees.  Corporate Services provides services to WPL and, as a result, WPL is allocated pension and other postretirement benefits costs associated with Corporate Services.  The following table includes pension benefits costs (credits) for WPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated qualified pension and other postretirement benefits costs associated with Corporate Services for WPL for the three and nine months ended Sep. 30 as follows (in millions; Not Applicable (N/A)):

	Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2009	2008	2009	2008	2009	2008	2009	2008
Non-bargaining WPL employees
participating in other plans	$0.8	$(0.7)	$2.5	$(2.2)	N/A	N/A	N/A	N/A
Allocated Corporate Service costs	0.3	0.1	0.8	0.5	$0.3	$0.2	$0.9	$0.7

WPL estimates that funding for the qualified pension plan for its bargaining unit employees and other postretirement benefits plans for 2009 will be $17 million and $8 million, respectively, of which $17 million and $5 million, respectively, have been contributed through Sep. 30, 2009.

(10) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements - WPL’s recurring fair value measurements subject to the disclosure requirements of FASB ASC Topic 820 (previously SFAS 157) at Sep. 30, 2009 and Dec. 31, 2008 were as follows (in millions):

	Fair Value
	Measurements	Level 1	Level 2	Level 3
Sep. 30, 2009
Derivative assets	$14.6	$--	$8.9	$5.7
Derivative liabilities	49.1	--	45.8	3.3

Dec. 31, 2008
Derivative assets	19.6	--	1.0	18.6
Derivative liabilities	14.8	--	10.6	4.2

Additional information for WPL’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three and nine months ended Sep. 30 is as follows (in millions):

	Derivative Assets and
	Liabilities, net
Three months ended Sep. 30	2009	2008
Beginning balance, July 1	$(3.5)	$18.4
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	--	7.9
Purchases, sales, issuances and settlements, net	(1.1)	(6.2)
Transfers in and/or out of Level 3	7.0	--
Ending balance, Sep. 30	$2.4	$20.1

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets
and liabilities held at Sep. 30 (a)	$--	$7.5

Nine months ended Sep. 30
Beginning balance, Jan. 1	$14.4	$12.7
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(0.5)	19.3
Purchases, sales, issuances and settlements, net	(11.5)	(11.9)
Ending balance, Sep. 30	$2.4	$20.1

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets
and liabilities held at Sep. 30 (a)	$--	$20.1
(a)	Recorded in “Regulatory assets” and “Regulatory liabilities” on WPL’s Condensed Consolidated Balance Sheets.

(13) SEGMENTS OF BUSINESS
Certain financial information relating to WPL’s business segments is as follows.  Intersegment revenues were not material to WPL’s operations.  Refer to Note 1(d) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details on WPL’s acquisition of the Neenah Energy Facility and related assets from Resources on June 1, 2009.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended Sep. 30, 2009
Operating revenues	$307.4	$16.5	$2.7	$326.6
Operating income (loss)	43.3	(1.5)	(0.3)	41.5
Earnings available for common stock				20.2

Three Months Ended Sep. 30, 2008
Operating revenues	319.2	31.3	3.4	353.9
Operating income	67.0	1.0	1.6	69.6
Earnings available for common stock				41.8

Nine Months Ended Sep. 30, 2009
Operating revenues	878.5	153.7	6.1	1,038.3
Operating income (loss)	105.7	14.3	(0.7)	119.3
Earnings available for common stock				61.4

Nine Months Ended Sep. 30, 2008
Operating revenues	884.8	210.2	7.7	1,102.7
Operating income	132.0	27.2	1.1	160.3
Earnings available for common stock				91.6
(18) RELATED PARTIES
Pursuant to a service agreement, WPL receives various administrative and general services from an affiliate, Corporate Services.  These services are billed to WPL at cost based on payroll and other expenses incurred by Corporate Services for the benefit of WPL.  These costs consisted primarily of employee compensation, benefits and fees associated with various professional services.  A summary of the amounts billed from Corporate Services to WPL for the three and nine months ended Sep. 30 is as follows (in millions):

	Three Months		Nine Months
	2009	2008	2009	2008
Corporate Services billings to WPL	$28.7	$32.6	$86.1	$88.1

As of Sep. 30, 2009 and Dec. 31, 2008, WPL had a net intercompany payable to Corporate Services of $59 million and $68 million, respectively.

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

Financial Results - Alliant Energy’s net income (loss) and EPS attributable to Alliant Energy common shareowners for the third quarter were as follows (dollars in millions, except per share amounts):

	2009		2008
	Income		Income
	(Loss)	EPS	(Loss)	EPS
Continuing operations:
Utility	$89.2	$0.81	$101.1	$0.92
Non-regulated (Resources)	1.3	0.01	7.1	0.06
Parent company and other	(133.8)	(1.21)	0.9	0.01
Income (loss) from continuing operations	(43.3)	(0.39)	109.1	0.99
Loss from discontinued operations	(1.0)	(0.01)	(0.6)	(0.01)
Total	$(44.3)	$(0.40)	$108.5	$0.98

The table above includes utility, non-regulated and parent earnings (losses) per share from continuing operations, which are non-GAAP (accounting principles generally accepted in the U.S.) financial measures.  Alliant Energy believes utility, non-regulated and parent earnings (losses) per share from continuing operations are useful to investors because they facilitate an understanding of segment performance and trends and provide additional information about Alliant Energy’s operations on a basis consistent with the measures that management uses to manage its operations and evaluate its performance.  Alliant Energy’s management also uses utility earnings per share from continuing operations to determine incentive compensation.

Utility - Lower earnings in the third quarter of 2009 compared to the same period in 2008 were primarily due to:
•	impacts on retail electric sales of extremely cool weather during the summer of 2009; and
•	lower electric sales from industrial and wholesale customers resulting from unfavorable economic conditions.

These items were partially offset by:
•	impacts from the interim electric retail rate increase at IPL effective in late March 2009; and
•	impacts from the severe Midwest flooding in June 2008.

Non-regulated - Lower earnings from continuing operations in the third quarter of 2009 compared to the same period in 2008 were primarily due to lower earnings at RMT resulting from reduced construction activity for wind projects.

Alliant Energy Parent and Other - The loss in the third quarter of 2009 compared to earnings in the same period in 2008 was primarily due to a $128 million after-tax loss incurred in the third quarter of 2009 on the early extinguishment of Alliant Energy’s Exchangeable Senior Notes due 2030 (Notes), higher professional expenses, short-term financing expenses related to the tender offer of the Notes and higher income tax expense.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting their respective earnings during the third quarter of 2009 and 2008.

Strategic Plan Developments -
The strategic plans for Alliant Energy, IPL and WPL center on infrastructure investments that include significant capital expenditures for building new wind generation to meet customer demand and renewable portfolio standards and for implementing emission controls at their existing fleet of electric generating facilities to meet environmental regulations.  Key strategic plan developments impacting Alliant Energy, IPL and WPL during 2009 include:

•	March 2009 - IPL announced a decision to cancel the construction of Sutherland #4.
•
March 2009 - WPL acquired approximately 400 MW of wind site capacity in Freeborn County, Minnesota and the development rights for an approximately 100 MW wind project site near Green Lake, Wisconsin.  WPL plans to use 200 MW of the capacity from the wind project site in Freeborn County, Minnesota for its Bent Tree wind project.

•	April 2009 - WPL filed a construction application with the PSCW to install emission controls at Columbia to reduce SO2 and mercury emissions.
•	May 2009 - WPL decided to cease operations by the end of 2009 at the four gas-fired electric generating units known as Rock River units 1 and 2 and Blackhawk units 3 and 4.
•	June 2009 - WPL acquired the Neenah Energy Facility and related assets from Resources for $92 million.
•	July 2009 - WPL received an order from the PSCW approving construction of the 200 MW Bent Tree wind project.
•
August 2009 - IPL announced plans to utilize 100 MW of wind turbine generator sets and related equipment under the master supply agreement entered into with Vestas in June 2008 for future development of the second phase of the Whispering Willow wind project, known as the Whispering Willow - West wind project.

•
August 2009 - Alliant Energy announced an updated multi-emission compliance plan capital expenditures forecast, which decreased by $5 million, $130 million and $165 million for 2009, 2010 and 2011, respectively, compared to what was reported in the 2008 Form 10-K.

•	October 2009 - WPL received an order from the MPUC approving the Site Permit and Certificate of Need applications for the 200 MW Bent Tree wind project.

Refer to “Strategic Overview” for additional details regarding these and other strategic plan developments.

Regulatory Developments -
Alliant Energy’s utility subsidiaries, IPL and WPL, are subject to federal regulation by FERC, which has jurisdiction over wholesale electric rates, and state regulation in Iowa, Wisconsin and Minnesota for retail utility rates and standards of service. Key regulatory developments impacting Alliant Energy, IPL and WPL during 2009 include:

•
February 2009 - The ARRA was enacted.  The most significant provisions of the ARRA for Alliant Energy, IPL and WPL provide a one-year extension of the 50% bonus depreciation deduction for certain expenditures for property that is acquired or constructed in 2009, incentives for wind facilities placed in service by Dec. 31, 2012 and grants for qualifying investments that are expected to improve the electric grid and transportation infrastructure.

•
February 2009 - SB 62 was enacted.  The most significant provision of SB 62 for Alliant Energy, IPL and WPL requires combined reporting for corporate income taxation in Wisconsin beginning with tax returns filed for the calendar year 2009.

•
March 2009 - IPL filed a request with the IUB to increase annual electric rates for its Iowa retail customers by $171 million, or approximately 17%.  The filing is based on a 2008 historical test year.  The request includes a return on common equity of 11.4% and a capital structure with 48.5% common equity, 44.4% long-term debt and 7.1% preferred stock.  An interim retail rate increase of $84 million, or approximately 8% on an annual basis, was implemented effective March 27, 2009 without regulatory review and will be subject to refund pending determination of final rates.  Any final rate changes are expected to be effective in the first quarter of 2010.  In September 2009, IPL revised this request to seek an increase of $146 million, or approximately 14%.  The decrease in the requested amount was primarily due to an alternative cost recovery process on the capital expenditures for Sutherland #4 and an alternative method (five-year average) for calculating the annual recovery amount of pension and other postretirement benefits costs.

•
April 2009 - The PSCW issued an order granting WPL’s request to refund to its retail electric customers in the second quarter of 2009 the remaining $5 million related to the 2008 fuel-related retail rate case and the remaining $2 million related to fuel-related costs in the 2007 retail rate case.

•
April 2009 - WPL executed an agreement with its wholesale customers to recover $4 million of the wholesale portion of the capitalized expenditures incurred for the Nelson Dewey #3 project.  WPL is currently recovering $4 million of capitalized expenditures from its wholesale customers over a one-year period ending May 2010.

•
May 2009 - WPL filed a request with the PSCW to increase annual retail electric rates by $86 million, or approximately 9%, and increase annual retail natural gas rates by $6 million, or approximately 3%.  Any rate changes granted are expected to be effective in January 2010.  The request is based on a 2010 forward-looking test year and includes a return on common equity of 10.6% and a capital structure with 53.5% common equity, 41.6% long-term debt, 2.5% short-term debt and 2.4% preferred equity.  In addition, WPL requested recovery of the remaining retail portion of the Nelson Dewey #3 costs over a five-year period ending December 2014.  In September 2009, WPL revised its annual retail electric rate increase request to $99 million and its annual retail natural gas rate increase request to $8 million.  The increase in the requested amount for the retail electric rates was primarily due to a reduced 2010 sales forecast.

•
June 2009 - The IUB issued an order allowing IPL to use a portion of the refund account established with the sale of IPL’s electric transmission assets to reduce customers’ rates by $12 million for the period from July 2009 through February 2010.

•
June 2009 - The U.S. House of Representatives approved H.R. 2454.  H.R. 2454 contains a proposed cap-and-trade GHG emissions reduction program, and renewable electricity standard and energy efficiency requirements by 2020.

•
July 2009 - Iowa’s Office of Consumer Advocate (OCA) filed a request with the IUB to decrease annual electric rates for IPL’s Iowa retail customers by $30 million, or approximately 3%.  The primary difference between the OCA’s request and the latest request by IPL relates to recovery of increased costs for transmission service.

•
August 2009 - WPL filed a request with the PSCW to set its retail electric fuel cost collections subject to refund.  In September 2009, the PSCW set WPL’s retail electric fuel rates currently in effect subject to refund for the period from Sep. 1, 2009 until the date the next fuel-related order issued by the PSCW is effective.

•
September 2009 - The PSCW staff recommended to the PSCW rate increases for 2010 of $73 million for WPL’s retail electric rates and $5 million for WPL’s retail natural gas rates.  The primary differences between the rate increases recommended by the PSCW staff and the latest rate increases requested by WPL relate to the impact of a reduced 2010 sales forecast filed by WPL in the third quarter of 2009 and different capital structures.

•
September 2009 - S. 1733 was introduced, which is currently expected to be the primary bill for the U.S. Senate’s action on climate change.  Unlike H.R. 2454, S. 1733 focuses only on the cap-and-trade program and does not include energy efficiency requirements, a renewable electricity standard or other energy-related items.

Refer to “Rates and Regulatory Matters” for additional details regarding these and other regulatory developments.

Financing Developments -
Based on their current liquidity positions and capital structures, Alliant Energy, IPL and WPL believe they will be able to secure the additional capital required to implement their strategic plans and to meet their long-term contractual obligations.  Key financing developments impacting Alliant Energy, IPL and WPL during 2009 include:

•
March 2009 - Alliant Energy, IPL and WPL amended their respective credit facility agreements to release Lehman from the agreements.  The three amended credit facilities total $623 million ($96 million for Alliant Energy at the parent company level, $287 million for IPL and $240 million for WPL).

•
June 2009 - IPL’s and WPL’s respective shelf registration statements became effective, which provided IPL and WPL the flexibility to offer up to an aggregate of $650 million and $700 million, respectively, of preferred stock and unsecured debt securities from June 2009 through June 2012.

•
June 2009 - IPL received approval from the MPUC for its annual capital structure filing, which provides authorization for IPL to issue debt securities during the 12 months ended June 30, 2010 as long as IPL maintains a common equity ratio between 41.3% and 50.5% during such period.  The annual capital structure filing limits IPL’s short-term borrowings to a maximum of $300 million outstanding at any time during the 12 months ended June 30, 2010.

•	July 2009 - WPL received authorization from the PSCW to issue unsecured indebtedness of no more than $350 million in each of 2009 and 2010, with a total not to exceed $600 million.
•
July 2009 - IPL issued $300 million of 6.25% senior debentures due 2039 and WPL issued $250 million of 5.00% debentures due 2019.  The proceeds from these debt issuances were used initially to repay short-term debt and invest in short-term assets.

•	August 2009 - IPL redeemed $135 million of its 6.625% senior debentures.
•
August 2009 - Alliant Energy announced an updated capital expenditures forecast, which reduced anticipated capital expenditures by $100 million, $620 million and $420 million for 2009, 2010 and 2011, respectively, compared to those reported in the 2008 Form 10-K.

•	September 2009 - At Sep. 30, 2009, Alliant Energy and its subsidiaries had $623 million of available capacity under their revolving credit facilities and $177 million of cash and cash equivalents.
•
September 2009 - Alliant Energy’s shelf registration became effective, which provides Alliant Energy flexibility to offer from time to time an indeterminate amount of common stock, senior notes and other securities from September 2009 through September 2012.

•
September 2009 - Alliant Energy entered into a term loan facility to provide short-term financing for the repurchase of its Exchangeable Senior Notes due 2030 (Notes).  As of Sep. 30, 2009, Alliant Energy borrowed $170 million under the facility.  In October 2009, Alliant Energy repaid the $170 million of borrowings and the facility was terminated.

•
September 2009 - Alliant Energy announced a tender offer and consent solicitation for its Notes. As of Sep. 30, 2009, Alliant Energy had received valid tenders and consents from holders of $402.3 million aggregate principal amount of Notes (or 5,938,660 Notes), which represented 99.96% of the $402.5 million aggregate principal amount of then outstanding Notes (or 5,940,960 Notes).  In September 2009, Alliant Energy made $241 million of payments to repurchase the Notes.  In October 2009, Alliant Energy received valid tenders and consents from holders of $0.1 million aggregate principal amount of Notes (or 2,000 Notes).  Upon completion of the tender offer in October 2009, there were 300 Notes outstanding.

•
September 2009 - Moody’s Investors Service assigned a rating of Baa1 for Alliant Energy’s senior unsecured long-term debt and withdrew the rating for Resources’ senior unsecured long-term debt due to the repurchase of the Notes.

•
October 2009 - Alliant Energy issued $250 million of 4.00% senior notes due 2014 and used the proceeds to repay $170 million borrowed under the term loan facility and the remainder for general corporate purposes.

•
October 2009 - IPL filed an application with FERC for authorization to issue up to $900 million of long-term debt securities, $750 million of short-term debt securities and $200 million of preferred stock for a period from January 2010 through December 2011.

Refer to “Liquidity and Capital Resources” for additional details regarding these and other financing developments.

Environmental Developments -
Alliant Energy, IPL and WPL are subject to regulation of environmental matters by various federal, state and local authorities. Key environmental developments during 2009 that may impact Alliant Energy, IPL and WPL include:

•
April 2009 - The EPA issued a proposed rule to require reporting of GHG emissions for facilities that emit 25,000 metric tons or more of carbon dioxide (CO2) emissions annually.  The EPA also issued a proposal that finds that concentrations of GHG emission in the atmosphere threaten public health and welfare and that emissions from motor vehicles contribute to atmospheric concentrations of GHG emissions and hence to the threat of climate change.

•	May 2009 - Alliant Energy committed to participate in Phase II of the Chicago Climate Exchange for the period from 2007 through 2010.
•
May 2009 - The Wisconsin Natural Resources Board approved the Wisconsin Department of Natural Resources (DNR) rule regarding the amount of heat that WPL’s generating facilities can discharge into Wisconsin waters.

•
September 2009 - The EPA issued a proposed rule to require large facilities to obtain permits that demonstrate use of the Best Available Control Technologies and energy efficiency measures to minimize GHG emissions when facilities are constructed or significantly modified.

•
October 2009 - WPL received from the Sierra Club a notice of intent to file a civil lawsuit based on allegations that major modifications were made at Nelson Dewey and Columbia without complying with the Prevention of Significant Deterioration (PSD) and Title V Operating Permit requirements of the CAA.  The allegations suggest that PSD permits that imposed Best Available Control Technology limits on emissions from the facilities should have been obtained for Nelson Dewey and Columbia.

Refer to “Liquidity and Capital Resources - Environmental” for additional details regarding these and other environmental developments.

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

Generation Units Ceasing Operations in 2009
In May 2009, WPL announced plans to cease operations by the end of 2009 at four of its gas-fired electric generating units known as Rock River units 1 and 2, and Blackhawk units 3 and 4 to reduce operating costs.  These units have generated only a modest amount of electricity during peak demands in the recent past and are not expected to be required to meet customer demand in the near future given decreased demand in WPL’s service territory.

Generation Project Acquired in 2009
Neenah Energy Facility - In June 2009, WPL acquired the Neenah Energy Facility and related assets from Resources.  The $92 million purchase price was based on the net book value of the 300 MW, simple-cycle, dual-fueled (natural gas/diesel) electric generating facility and related assets on the transfer date.  Refer to Note 1(d) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion.

Generation Project Cancelled in 2009
Sutherland #4 - In March 2009, IPL announced a decision to cancel the construction of the proposed 630 MW coal-fired electric generating facility in Marshalltown, Iowa referred to as Sutherland #4.  The decision was based on a combination of factors including the current economic and financial climate, increasing environmental, legislative and regulatory uncertainty regarding regulation of future GHG emissions and the terms placed on the proposed generating facility by regulators.  As of Sep. 30, 2009, Alliant Energy and IPL had $28 million of capitalized expenditures for Sutherland #4 recorded in “Other assets - regulatory assets” on their respective Condensed Consolidated Balance Sheets.  Refer to “Rates and Regulatory Matters” for discussion of requested rate recovery for these costs.  Refer to Note 12(g) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of correspondence received by IPL from its joint partners in Sutherland #4 requesting reimbursement from IPL for the joint partners’ portion of the Sutherland #4 costs.

Generation Projects Under Construction or Pending Regulatory Agency Approvals
The current utility generation plan for Alliant Energy, IPL and WPL through 2013 is as follows (To Be Determined (TBD); Not Applicable (N/A)):

Primary			Expected		Current	Actual / Expected
Generation	Project Name /	Capacity	Availability	Cost	Capitalized	Regulatory
Type	Location	(MW)	Date	Estimate (a)	Costs (b)	Decision Date
IPL:
Wind	Whispering Willow - East	200	Fourth quarter	$450 - $475	$423	February 2008
	Franklin County, IA		of 2009

Wind	Whispering Willow - West	100	2011	250 - 300	6	TBD
	Franklin County, IA

WPL:
Wind	Bent Tree	200	2011	425 - 460	123	October 2009
	Freeborn County, MN

Natural-gas	Riverside Energy Center	600	2013	365 - 375	N/A	2012 - 2013
	Beloit, WI
					$552
(a)	Cost estimates represent IPL’s or WPL’s estimated portion of the total escalated construction and acquisition expenditures in millions of dollars and exclude AFUDC, if applicable.
(b)
Costs represent capitalized expenditures in millions recorded in “Property, plant and equipment” on the respective Condensed Consolidated Balance Sheets as of Sep. 30, 2009 and exclude AFUDC, if applicable.

Whispering Willow - In 2007, IPL acquired approximately 500 MW of wind site capacity in Franklin County, Iowa referred to as the Whispering Willow wind project.  The initial 200 MW of the wind project, referred to as the Whispering Willow - East wind project, is currently under construction and is expected to be placed into service by the end of 2009.  IPL currently anticipates utilizing 100 MW of wind turbine generator sets and related equipment under the master supply agreement entered into with Vestas in June 2008 for future development of the second phase of the Whispering Willow wind project, known as the Whispering Willow - West wind project.  Future development of the balance of the wind project will depend on numerous factors such as renewable portfolio standards, availability of wind turbines and transmission capabilities.  As of Sep. 30, 2009, IPL's capitalized costs related to the additional 200 MW of capacity held for future development were $11 million.

Bent Tree - In March 2009, WPL acquired approximately 400 MW of wind site capacity in Freeborn County, Minnesota.  WPL plans to use 200 MW of the capacity from this site for its Bent Tree wind project.  In July 2009, WPL received an order from the PSCW approving construction of the 200 MW project.  The total project cost approved by the PSCW is $497 million ($460 million, excluding AFUDC).  WPL must promptly notify the PSCW if the scope, design or location of the project changes significantly, or if the project cost exceeds the approved amount by more than 10%.  In October 2009, WPL received an order from the MPUC approving the Site Permit and Certificate of Need applications.  Future development of the balance of the wind project will depend on numerous factors such as renewable portfolio standards, availability of wind turbines and transmission capabilities.  As of Sep. 30, 2009, WPL’s capitalized costs related to the additional 200 MW of capacity held for future development were $14 million.

Other Wind Projects - In March 2009, WPL purchased development rights to a wind site with the potential to develop an approximate 100 MW of wind capacity in Green Lake and Fond du Lac Counties in Wisconsin.  Development and construction of the project will depend on numerous factors such as renewable portfolio standards and availability of wind turbines.  As of Sep. 30, 2009, WPL’s capitalized costs related to the wind project were $5 million.

Multi-emission Compliance Plans - Alliant Energy, IPL and WPL have developed multi-emission compliance plans to ensure cost effective compliance with current and proposed environmental regulations expected to significantly reduce future emissions of NOx, SO2 and mercury at their generating facilities.  The following provides details of current capital expenditure estimates for emission control projects included in Alliant Energy’s, IPL’s and WPL’s current multi-emission compliance plans for 2009 through 2011 (in millions):

Emissions Controlled	Primary Technology	2009	2010	2011
IPL:
Mercury	Baghouse/Carbon Injection	$65	$35	$25
NOx	Selective Catalytic Reduction	50	15	--
		115	50	25
WPL:
Mercury	Baghouse/Carbon Injection	5	20	70
NOx	Selective Catalytic Reduction	10	25	85
SO2	Scrubber	--	15	45
		15	60	200
Alliant Energy		$130	$110	$225

The estimated capital expenditures for emission control projects for 2009, 2010 and 2011 in the above table were revised from those reported in the 2008 Form 10-K primarily due to impacts of various changes in the planned timing of environmental projects.  The changes result in currently anticipated capital expenditures related to multi-emissions for Alliant Energy that are $5 million, $130 million and $165 million lower for Alliant Energy for 2009, 2010 and 2011, respectively, than estimates reported in the 2008 Form 10-K.  Alliant Energy, IPL and WPL are currently evaluating their multi-emission compliance plans for 2012 and beyond and will update their capital expenditure plans for these periods in the future when the plans are finalized.

Emission Control Project Submitted for PSCW Approval
Columbia - In April 2009, WPL and its joint partners filed a construction application with the PSCW to install a scrubber and baghouse at Columbia that will reduce SO2 and mercury emissions, respectively, at the generating facility.  WPL’s portion of the capital expenditures, excluding AFUDC, for the Columbia emission controls is currently estimated to be $290 million, of which amounts for 2009 through 2011 are included in the above estimates for Alliant Energy’s and WPL’s multi-emission compliance plans.  WPL currently expects the PSCW to issue a ruling on its application in the first quarter of 2010.

RATES AND REGULATORY MATTERS

A summary of Alliant Energy’s rates and regulatory matters is included in the 2008 Form 10-K and has not changed materially from the items reported in the 2008 Form 10-K, except as described below.

Utility Rate Cases - Details of Alliant Energy’s rate cases impacting its historical and future results of operations are as follows (dollars in millions; Electric (E); Gas (G); To Be Determined (TBD); Not Applicable (N/A); Fuel-related only (F-R)):

									Expected/
								Final	Actual	Return
			Original		Interim		Interim	Increase	Final	on
	Utility	Filing	Increase		Increase		Effective	(Decrease)	Effective	Common
Rate Case	Type	Date	Requested		Implemented		Date	Granted	Date	Equity
IPL:
2009 Iowa Retail	E	Mar-09	$171	(b)	$84	(a)	Mar-09	TBD (a)	Q1-10	TBD
WPL:
2010 Retail	E/G	May-09	92	(b)	N/A		N/A	TBD	Jan-10	TBD
2008 Retail (F-R)	E	Mar-08	16		16		Apr-08	N/A	N/A	N/A
2009/2010 Retail	E/G	Feb-08	92		N/A		N/A	($4)	Jan-09	N/A
(a)
Interim rate relief is implemented without regulatory review, subject to refund, pending determination of final rates.  The amount of the interim retail rate increase will be replaced by the amount of final rates once the final rates are granted.

(b)	Increase requested has changed subsequent to original filing. Refer to “IPL’s 2009 Iowa Retail Rate Case” and “WPL’s 2010 Retail Rate Case” below for additional information.

IPL’s 2009 Iowa Retail Rate Case - In March 2009, IPL filed a request with the IUB to increase annual electric rates for its Iowa retail customers by $171 million, or approximately 17%.  The filing was based on a 2008 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding.  The request includes a return on common equity of 11.4% and a capital structure with 48.5% common equity, 44.4% long-term debt and 7.1% preferred equity.  The key drivers for the filing include recovery of increased costs and capital investments since IPL’s last Iowa electric retail rate case filed in 2004.  These increased costs and capital investments include increased costs for transmission service, infrastructure investments completed during the past five years to enhance the reliability of IPL’s electric system and lower emissions at its generating facilities, increased costs for pension and other employee benefits, capital investments and operating expenses incurred by IPL to restore electric service following 2007 winter ice storms and 2008 severe flooding that impacted its Iowa electric service territory, and capital expenditures for the cancelled Sutherland #4 project.  In September 2009, IPL revised this request to seek an increase of $146 million, or approximately 14%.  The decrease in the requested amount was primarily due to an alternative cost recovery process for the capitalized expenditures for Sutherland #4 discussed below and an alternative method (five-year average) for calculating the annual recovery amount of pension and other postretirement benefit costs.

In July 2009, Iowa’s OCA filed a request with the IUB to decrease annual electric rates for IPL’s Iowa retail customers by $30 million, or approximately 3%.  The primary difference between the requests filed by IPL and the OCA relates to recovery of increased costs for transmission service.

An interim retail rate increase of $84 million, or approximately 8% on an annual basis, was implemented by IPL effective March 27, 2009 without regulatory review and will be subject to refund pending determination of final rates from this request. IPL has relied upon past precedent to determine the return on common equity of 10.7% (IPL’s current authorized return on common equity in Iowa) used for the interim rate increase.  The returns on common equity used to calculate the interim and final rate increase request apply to all rate base items other than IPL’s Emery Generating Station, which has a previously approved return on common equity of 12.23%.  The amount of the interim retail rate increase will be replaced by the amount of final rates once the final rates are granted.  As of Sep. 30, 2009, Alliant Energy and IPL did not believe any refunds related to the interim rate increase were probable and therefore no rate refund reserves were recorded.

In 2007, IPL sold its electric transmission assets to ITC.  IPL now receives electric transmission service from ITC (through MISO) at FERC-approved rates.  Rates from ITC that were in effect on Jan. 1, 2009 were used to determine the amount of the interim rate increase implemented in March 2009.  IPL is proposing to implement an automatic adjustment clause for annual changes in transmission service costs effective with the implementation of final rates.  The proposed automatic adjustment clause would not require a base rate case for annual revisions of rates charged to IPL’s Iowa retail electric customers, but would require that the transmission service costs incurred be fully reconciled against the revenues collected for such costs.  In May 2009, IPL filed proposals with the IUB to reduce the impact on customers from rate increases caused by higher transmission-related costs.  IPL’s proposal would reduce the impact of rate increases on customers by $23 million for the remainder of 2009 and reduce annual final rates by $58 million through the use of a previously established refund account.  This refund account was established as a condition to the IUB’s approval of IPL’s electric transmission asset sale.  In June 2009, the IUB issued an order denying IPL’s proposal and confirmed its previous order approving the transmission asset sale, which allows IPL to use a portion of this refund account to reduce customers’ rates by $12 million for the period from July 2009 through February 2010.  The IUB order also consolidated into IPL’s 2009 Iowa retail rate case the proposal by IPL to use this refund account to reduce annual final rates by $58 million to reduce the impact of higher transmission costs on customers.  At Sep. 30, 2009, the refund account balance from IPL’s electric transmission asset sale was $87 million, which was recorded as a regulatory liability on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets.

In March 2009, IPL announced a decision to cancel construction of the Sutherland #4 generating facility.  The Sutherland #4 rate making principles approved by the IUB in February 2009 included a provision that allows IPL’s prudently incurred costs for the project to be recovered over a period of no more than five years if the project is cancelled for good cause.  Pursuant to this provision, IPL is requesting the recovery of its final costs for the Sutherland #4 project over a period of five years in this retail electric rate case.  As of Sep. 30, 2009, Alliant Energy and IPL had $28 million of capitalized expenditures for Sutherland #4 recorded in “Other assets - regulatory assets” on their respective Condensed Consolidated Balance Sheets.  This amount does not include costs paid by its joint partners in the project and has been reduced by $3 million in the second quarter of 2009 for land and materials retained by IPL for future use.

IPL has also proposed an alternative cost recovery process for the capitalized expenditures for Sutherland #4 to help mitigate the impact of the rate increase on its Iowa retail electric customers.  IPL’s alternative proposal includes using a portion of the refund account established as a condition to the IUB’s approval of IPL’s sale of DAEC in 2005 to fully offset the capitalized expenditures for Sutherland #4.  At Sep. 30, 2009, the refund account balance from IPL’s DAEC sale was $76 million, which was recorded as a regulatory liability on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets.  This amount was increased during the nine months ended Sep. 30, 2009 due to the proceeds received from IPL for the DAEC spent nuclear fuel litigation settlement.  Refer to Note 1(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional details of the DAEC spent nuclear fuel litigation settlement.

WPL’s 2010 Retail Rate Case - In May 2009, WPL filed a request with the PSCW to increase annual retail electric rates by $86 million, or approximately 9%, and increase annual retail natural gas rates by $6 million, or approximately 3%.  The request is based on a 2010 forward-looking test year and includes a return on common equity of 10.6% and a capital structure with 53.5% common equity, 41.6% long-term debt, 2.5% short-term debt and 2.4% preferred equity.  The key drivers for the filing include recovery of infrastructure costs of the electric and natural gas utility systems.  Such cost recovery has been impacted by a material reduction in sales and increased costs.  The increased costs include those associated with providing utility service and investments related to maintaining a safe and reliable electric and gas infrastructure, enhancing renewable energy resources, promoting environmental stewardship via environmental control projects, and providing additional energy-efficiency initiatives and options for customers.  In addition, WPL requested recovery of the remaining retail portion of the Nelson Dewey #3 costs of $23 million over a five-year period ending December 2014.  Refer to “Rate Making Principles for New Electric Generating Facilities - Preliminary Survey and Investigation Charges and Pre-construction Expenditures” below for further discussion of the Nelson Dewey #3 costs.  In September 2009, WPL revised its request to an annual electric retail rate increase of $99 million and annual retail natural gas rate increase of $8 million.  The increase in the requested amount for the retail electric rates was primarily due to a reduced 2010 sales forecast.

In September 2009, the PSCW staff recommended to the PSCW rate increases for 2010 of $73 million for WPL’s retail electric rates and $5 million for WPL’s retail natural gas rates.  The primary differences between the rate increases recommended by the PSCW staff and the latest rate increases requested by WPL relate to the impact of a reduced 2010 sales forecast filed by WPL in the third quarter of 2009 and different capital structures.

WPL’s Fuel-related Retail Rate Cases - Retail fuel-related costs incurred by WPL in 2008 and 2007 were lower than retail fuel-related costs used to determine rates during such periods resulting in refunds owed to its retail electric customers.  In January 2009, WPL received approval from the PSCW to pay an $18 million interim refund to retail electric customers in the first quarter of 2009 related to the 2008 fuel-related retail rate case.  In April 2009, WPL received approval from the PSCW to refund to its retail electric customers in the second quarter of 2009 the remaining $5 million related to the 2008 fuel-related retail rate case and the remaining $2 million related to fuel-related costs in the 2007 retail rate case.  WPL completed these refunds in the first half of 2009.

WPL’s retail fuel-related costs incurred during the month of July 2009 were below the monthly monitoring range of plus or minus 8%.  In addition, WPL estimated its annual retail fuel-related costs for 2009 would fall outside the annual monitoring range of plus or minus 2%.  As a result, WPL filed a request with the PSCW in August 2009 to set its retail electric fuel cost collections subject to refund.  In September 2009, the PSCW set WPL’s retail electric fuel rates currently in effect subject to refund for the period from Sep. 1, 2009 until the date the next fuel-related order issued by the PSCW is effective.  WPL currently anticipates the next such order from the PSCW will be effective Jan. 1, 2010.  During September 2009, WPL’s retail fuel-related costs were higher than retail electric fuel cost collections currently in effect.  Therefore, no rate refund reserves were recorded as of Sep. 30, 2009.

MISO RSG Settlements - In November 2008, FERC issued two orders, requiring MISO to resettle two separate amounts of historical RSG charges from its wholesale energy market.  These resettlements involve MISO collecting RSG charges from some market participants and refunding the collected amounts to other market participants.  In May and June 2009, FERC issued two orders reversing portions of its November 2008 orders that reduced the amount of anticipated RSG resettlements compared to initial estimates.  Various FERC orders related to RSG settlements and resettlements are subject to FERC rehearing or have been appealed to the U.S. Court of Appeals for the D.C. Circuit.  During the nine months ended Sep. 30, 2009, IPL and WPL received $2 million and $1 million, respectively, of net benefits from the two resettlements, including interest.

In April 2009, the PSCW issued an order requiring WPL to refund $3 million to its retail customers in the second quarter of 2009 for a portion of the total net benefit initially anticipated from the RSG resettlements pursuant to the November 2008 FERC orders.  As a result of the FERC orders issued in the second quarter of 2009, WPL requested that the PSCW either allow a rehearing to revise the ordering points or grant permission to defer until a future rate case any amounts refunded by WPL to retail customers that are not received by WPL from MISO.  In June 2009, the PSCW approved WPL’s request to defer the difference between the RSG refunds made to its retail customers in the second quarter of 2009 and any net benefit from RSG resettlements that WPL ultimately receives from MISO.  As of Sep. 30, 2009, Alliant Energy and WPL had a $2 million regulatory asset recorded on their Condensed Consolidated Balance Sheets for RSG refunds WPL made to its retail customers in the second quarter of 2009 that were not received from MISO.

IPL expects any net benefit from the RSG resettlements will be refunded to its customers through IPL’s retail and wholesale fuel-related cost recovery mechanisms.  WPL expects the wholesale portion of any net benefit from the RSG resettlements will be refunded to wholesale customers through WPL’s wholesale fuel-related cost recovery mechanism.

Planned Utility Rate Cases in 2010 - IPL expects to file an Iowa retail electric rate case in March 2010 based on a 2009 historical test period.  The key driver for the filing is recovery of investments in the Whispering Willow - East wind project and other infrastructure projects.  Any rate changes are expected to be implemented in two phases with interim rates effective approximately 10 days after the filing and final rates effective approximately nine months later.

WPL expects to file a retail electric and gas rate case in March 2010 based on a forward-looking test period that includes 2011 and 2012.  The key driver for the filing is recovery of investments in the Bent Tree wind project and other infrastructure projects.  Any rate changes granted are expected to be effective in January 2011.

Other Utility Rate Case Information - With the exception of recovering a return on additions to IPL’s and WPL’s infrastructure, a significant portion of the rate increases included in the above table reflect the recovery of increased costs incurred or expected to be incurred by IPL and WPL and the impact of lower sales.  Thus, increases in revenues from rate increases are not expected to result in an equal increase in income before income taxes to either IPL or WPL, as applicable.

Rate Making Principles for New Electric Generating Facilities -
Preliminary Survey and Investigation Charges and Pre-construction Expenditures - In April 2009, WPL executed an agreement with its wholesale customers to recover $4 million of the wholesale portion of the preliminary survey and investigation charges incurred by WPL through Dec. 31, 2008 for the proposed Nelson Dewey #3 project denied by the PSCW in December 2008.  WPL is currently recovering this $4 million from its wholesale customers over a one-year period ending May 2010.  WPL is also currently recovering $4 million from its retail customers during calendar year 2009 for a portion of capitalized expenditures for the Nelson Dewey #3 project incurred through December 2007.  In its 2010 retail rate case recovery request filed with the PSCW in May 2009, WPL requested recovery of the remaining retail portion of the Nelson Dewey #3 costs of $23 million over a five-year period ending December 2014.

In March 2009, IPL filed a petition with the MPUC requesting approval of deferred accounting treatment for $3 million of capitalized expenditures related to the cancellation of the Sutherland #4 project.  At this time, IPL is unable to determine when the MPUC will take action on this request.  If approved, recovery of costs would be considered in IPL’s future regulatory proceedings in Minnesota.  Refer to “Utility Rate Cases - IPL’s 2009 Iowa Retail Rate Case” above for discussion of the recovery of the Iowa retail portion of the capitalized expenditures for the cancelled Sutherland #4 project.

Refer to Note 1(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional details of the preliminary survey and investigation charges and pre-construction expenditures incurred for the proposed Nelson Dewey #3 and Sutherland #4 projects.

GHG Emissions and Renewable Energy Standards Legislative Developments -
Proposed H.R. 2454 - In June 2009, the U.S. House of Representatives approved H.R. 2454.  H.R. 2454 contains a proposed cap-and-trade GHG emissions reduction program, and renewable electricity standard and energy efficiency requirements by 2020.  The bill would also allow various renewable resources to count towards meeting the renewable electricity standard, including biomass co-fired with coal, incremental hydroelectric power and other traditional renewable resources.

Proposed S. 1733 - In September 2009, S. 1733 was introduced, which is currently expected to be the primary bill for the U.S. Senate’s action on climate change.  Unlike H.R. 2454, S. 1733 focuses only on the cap-and-trade program and does not include energy efficiency requirements, a renewable electricity standard or other energy-related items.  The Senate Environment and Public Works Committee began hearings on the bill in October 2009.

Alliant Energy, IPL and WPL are currently unable to determine what impacts the proposed legislation will have on their future financial condition or results of operations.

Income Tax Legislative Developments -
ARRA - In February 2009, the ARRA was enacted.  The most significant provisions of the ARRA for Alliant Energy, IPL and WPL provide a one-year extension of the 50% bonus depreciation deduction for certain expenditures for property that is acquired or constructed in 2009, incentives for wind facilities placed in service by Dec. 31, 2012 and grants for qualifying investments that are expected to improve the electric grid and transportation infrastructure.  Based on their current forecast of capital projects anticipated to be placed into service in 2009, Alliant Energy, IPL and WPL estimate their 2009 bonus tax depreciation deduction to be approximately $500 million, $400 million and $100 million, respectively.  These 2009 bonus tax depreciation deductions are expected to significantly reduce the amount of cash taxes paid by Alliant Energy, IPL and WPL for 2009 as compared to 2008.  Refer to “Other Matters - Other Future Considerations” for additional details of potential incentives for IPL’s and WPL’s proposed wind projects and grants related to its investments in electric grid and transportation infrastructure.  Refer to Note 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of a deferral of Alliant Energy’s federal tax obligation associated with the repurchase of its Exchangeable Senior Notes due 2030 based on provisions of the ARRA.  Alliant Energy, IPL and WPL continue to evaluate impacts of ARRA on their financial condition and results of operations.

SB 62 - In February 2009, SB 62 was enacted.  The most significant provision of SB 62 for Alliant Energy, IPL and WPL requires combined reporting for corporate income taxation in Wisconsin beginning with tax returns filed for the calendar year 2009.  This provision will require legal entities in which Alliant Energy owns a 50% or more interest to file as members of a unitary return in Wisconsin.  In addition, the provisions of SB 62 make it unlikely that Alliant Energy will be able to utilize the majority of its current Wisconsin net operating loss carryforwards before they expire.  Refer to Note 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” and to “Other Matters - Critical Accounting Policies - Income Taxes” for additional discussion of SB 62 and its impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations during the nine months ended Sep. 30, 2009.

Other Recent Regulatory Developments -
Strategic Energy Assessment (SEA) for Wisconsin - In April 2009, the PSCW released its SEA for Wisconsin for the years 2008 through 2014.  The SEA is a biennial report requiring the PSCW to evaluate the adequacy and reliability of Wisconsin’s current and future electric supply.  In its report, the PSCW asked Commission staff to provide an analysis of plausible state-wide least-cost scenarios in the year 2020 under a national cap-and-trade regime, including generation plant additions, retirements, repowering or fuel switching.  Alliant Energy and WPL are currently unable to determine what impacts this initiative will have on their future financial condition or results of operations.

IPL Energy Efficiency Plan (EEP) - In March 2009, the IUB approved new Energy Efficiency Cost Recovery (EECR) factors for IPL’s electric and gas retail customers for the period from April 1, 2009 through March 31, 2010.  The new EECR factors are based on IPL’s proposed budget as filed with its EEP for 2009 through 2013, along with any over- or under-collection from the prior year and therefore are not expected to have a material impact on Alliant Energy’s and IPL’s financial condition or results of operations.  In June 2009, the IUB issued an order resolving the remaining contested issues related to the EEP.  However, IPL was instructed to provide more clarity and resubmit the renewable component of its plan within 12 months.

Severe Midwest Flooding - In April 2009, the MPUC issued an order granting IPL’s request to defer the Minnesota retail portion of incremental other operation and maintenance expenses incurred as a result of the severe Midwest flooding in June 2008.  However, the MPUC order required that the amortization of these deferred expenses begin on Jan. 1, 2009.  Accordingly, some of the deferred costs will likely not be recovered from customers depending upon the timing of IPL’s next Minnesota electric rate case.  When IPL files its next Minnesota electric rate case, the unamortized balance of the incremental flood costs will be considered for potential recovery.  IPL has requested recovery of the Iowa retail portion of incremental other operation and maintenance expenses over a four-year period in its 2009 Iowa retail rate case.  At Sep. 30, 2009, Alliant Energy and IPL had a $1 million regulatory asset recorded on their Condensed Consolidated Balance Sheets for the potential recovery in future regulatory proceedings of incremental other operation and maintenance expenses incurred as a result of the severe Midwest flooding in June 2008.

IPL’s Electric Transmission Assets Sale - In March 2009, Iowa’s OCA withdrew its appeal to the Iowa Supreme Court of the lower court decision to uphold the IUB’s decision to allow the sale of IPL’s electric transmission assets.

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview - Third Quarter Results - Refer to “Executive Summary” for an overview of Alliant Energy’s third quarter 2009 and 2008 earnings and the various components of Alliant Energy’s business.  Additional details of Alliant Energy’s earnings for the three and nine months ended Sep. 30, 2009 and 2008 are discussed below.

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

Third Quarter 2009 vs. Third Quarter 2008 Summary - Electric margins and MWh sales for Alliant Energy for the three months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2009	2008	Change	2009	2008	Change
Residential	$254.3	$254.6	--	1,910	2,075	(8%)
Commercial	171.0	165.5	3%	1,567	1,651	(5%)
Industrial	214.6	222.7	(4%)	2,755	3,203	(14%)
Retail subtotal	639.9	642.8	--	6,232	6,929	(10%)
Sales for resale:
Wholesale	44.4	53.1	(16%)	767	1,010	(24%)
Bulk power and other	28.4	(1.5)	1,993%	601	66	811%
Other (includes wheeling)	12.6	19.6	(36%)	35	38	(8%)
Total revenues/sales	725.3	714.0	2%	7,635	8,043	(5%)
Electric production fuel expense	125.9	114.2	10%
Purchased power expense:
Energy	125.6	113.3	11%
Capacity	84.8	89.7	(5%)
Total electric production fuel
and purchased power expense	336.3	317.2	6%
Margins	$389.0	$396.8	(2%)

Electric margins decreased $8 million, or 2%, primarily due to an estimated $28 million reduction in electric margins from changes in the net impacts of weather conditions and Alliant Energy’s weather hedging activities and a decrease in weather-normalized retail and wholesale sales volumes.  These items were partially offset by IPL’s 2009 interim retail rate increase effective March 2009 that increased IPL’s electric revenues by $27 million in the third quarter of 2009, an estimated $5 million reduction in electric margins in the third quarter of 2008 from the loss of retail sales during electric service outages caused by severe flooding in IPL’s service territory in 2008 and $5 million of incremental purchased power capacity costs at IPL during the third quarter of 2008 for leasing temporary generation to contribute to the reliability of the electric grid in Cedar Rapids, Iowa during the summer of 2008 due to damage caused by the severe flooding in 2008.

Nine Months Ended Sep. 30, 2009 vs. Nine Months Ended Sep. 30, 2008 Summary - Electric margins and MWh sales for Alliant Energy for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2009	2008	Change	2009	2008	Change
Residential	$661.6	$650.1	2%	5,622	5,816	(3%)
Commercial	427.7	412.3	4%	4,550	4,638	(2%)
Industrial	550.4	564.0	(2%)	8,199	9,395	(13%)
Retail subtotal	1,639.7	1,626.4	1%	18,371	19,849	(7%)
Sales for resale:
Wholesale	139.5	154.0	(9%)	2,488	2,834	(12%)
Bulk power and other	86.5	32.7	165%	1,606	658	144%
Other (includes wheeling)	35.5	45.3	(22%)	116	125	(7%)
Total revenues/sales	1,901.2	1,858.4	2%	22,581	23,466	(4%)
Electric production fuel expense	298.6	317.0	(6%)
Purchased power expense:
Energy	396.8	332.8	19%
Capacity	227.5	226.5	--
Total electric production fuel
and purchased power expense	922.9	876.3	5%
Margins	$978.3	$982.1	--

Electric margins decreased $4 million primarily due to an estimated $32 million reduction in electric margins from changes in the net impacts of weather conditions and Alliant Energy’s weather hedging activities, a decrease in weather-normalized retail and wholesale sales volumes, $9 million of higher purchased power capacity expenses at WPL related to the Kewaunee PPA, $4 million of higher purchased power capacity expenses at IPL related to the DAEC PPA and a $4 million reduction in electric margins from the impact of annual adjustments to unbilled revenue estimates.  These items were partially offset by the impact of IPL’s 2009 interim retail rate increase effective March 2009 that increased IPL’s electric revenues by $45 million in the first nine months of 2009, an estimated $10 million reduction in electric margins in the second and third quarters of 2008 from the loss of retail sales during electric service outages caused by the severe flooding in IPL’s service territory in 2008, $5 million of incremental purchased power capacity costs at IPL during the third quarter of 2008 for leasing temporary generation to contribute to the reliability of the electric grid in Cedar Rapids, Iowa during the summer of 2008 due to damage caused by the severe flooding in 2008 and $5 million of lower purchased power capacity expenses at WPL related to the RockGen Energy Center (RockGen) PPA, which terminated in May 2009.

Unbilled Revenue Estimates - In the second quarter of each year, when weather impacts on electric sales volumes are historically minimal, Alliant Energy refines its estimates of unbilled electric revenues.  Adjustments resulting from these refined estimates can increase (e.g. 2008) or decrease (e.g. 2009) electric margins reported in the third quarter.  Estimated increases (decreases) in Alliant Energy’s electric margins from the annual adjustments to unbilled revenue estimates recorded in the second quarter were as follows (in millions):

	2009	2008
IPL	$(6)	$3
WPL	5	--
Alliant Energy	$(1)	$3

Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries - Alliant Energy burns coal and other fossil fuels to produce electricity at its generating facilities.  The cost of fossil fuels used during each period is included in electric production fuel expense.  Alliant Energy also purchases electricity to meet the demand of its customers and charges these costs to purchased power energy expense.  Alliant Energy’s electric production fuel expense increased $12 million, or 10%, for the three-month period, primarily due to higher costs of natural gas swap contracts used to mitigate pricing volatility for fuel used to supply IPL’s Emery Generating Station, partially offset by lower coal volumes burned at its generating facilities resulting from reduced generation needed to serve the lower sales volumes.  Alliant Energy’s electric production fuel expense decreased $18 million, or 6%, for the nine-month period, primarily due to lower coal volumes burned at its generating facilities resulting from reduced generation needed to serve the lower sales volumes, partially offset by higher costs of natural gas swap contracts used to mitigate pricing volatility for fuel used to supply IPL’s Emery Generating Station. Alliant Energy’s purchased power energy expense increased $12 million, or 11%, and $64 million, or 19%, for the three- and nine-month periods, respectively, primarily due to higher costs for electric physical forward purchase contracts and swap contracts used to mitigate pricing volatility for the electricity purchased to supply to its customers and higher purchased power energy volumes.  The higher purchased power energy volumes were offset by higher bulk power sales volumes discussed below.

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

WPL’s retail fuel-related costs incurred in both the first nine months of 2009 and the first nine months of 2008 were lower than the forecasted fuel-related costs used to set retail rates during such periods.  WPL estimates the lower than forecasted retail fuel-related costs increased electric margins by approximately $5 million in the first nine months of 2009 and $6 million in the first nine months of 2008.

Impacts of Weather Conditions (excluding the impacts of service disruptions caused by storms) - Estimated decreases to Alliant Energy’s electric margins from the net impacts of weather and Alliant Energy’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2009	2008	2009	2008
Weather impacts on demand compared to normal weather	$(35)	$(13)	$(36)	$(13)
Gains (losses) from weather derivatives (a)	--	6	(3)	6
Net weather impact	$(35)	$(7)	$(39)	$(7)
(a) Recorded in “Other” revenues in the above tables.

CDD in Alliant Energy’s service territories for both the three and nine months ended Sep. 30 were as follows:

	Three Months			Nine Months
	Actual			Actual
CDD (a):	2009	2008	Normal	2009	2008	Normal
Cedar Rapids, Iowa (IPL)	224	425	541	406	576	767
Madison, Wisconsin (WPL)	222	421	455	368	534	635
(a) CDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base.  Normal degree days are calculated using a rolling 20-year average of historical CDD.

Alliant Energy periodically utilizes weather derivatives based on CDD to reduce the potential volatility on its electric margins during the summer months of June through August.  Alliant Energy did not enter into any CDD swap agreements for the June 1, 2009 to Aug. 31, 2009 time period.

Purchased Power Capacity Expenses - Alliant Energy enters into PPAs to help meet the electricity demand of its customers. Certain of these PPAs include minimum payments for IPL’s and WPL’s rights to electric generating capacity that are included in purchased power capacity expenses.  Details of purchased power capacity expenses included in the electric margin tables above for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2009	2008	2009	2008
DAEC PPA (IPL)	$38	$37	$108	$104
Kewaunee PPA (WPL)	18	15	55	46
Riverside PPA (WPL)	26	26	51	50
RockGen PPA (WPL)(expired May 31, 2009)	--	4	7	12
Flood-related PPA (IPL) - Summer of 2008 only	--	5	--	5
Other	3	3	7	10
	$85	$90	$228	$227

Sales Trends - Retail sales volumes for the three and nine months ended Sep.30, 2009 were 10% and 7% lower than the same periods last year, respectively, largely due to between 13% to 14% decreases in industrial sales for both time periods.  The decrease in industrial sales was caused by reduced sales to two of IPL’s larger industrial customers who are transitioning to their own cogeneration facilities and plant closures and shift reductions as a result of the recession.

Wholesale sales volumes for the three and nine months ended Sep. 30, 2009 were 24% and 12% lower than the same periods last year, respectively, largely due to economic conditions.

Bulk power and other revenue changes for the three and nine months ended Sep. 30, 2009 compared to the same periods in 2008 were largely due to changes in sales in the wholesale energy market operated by MISO.  These changes in revenues were largely offset by changes in electric production fuel and purchased power energy expense and therefore did not have a significant impact on electric margins.

Refer to “Other Matters - Other Future Considerations - Electric Sales Projections” for discussion of electric sales projections expected to be influenced by new cogeneration facilities at two of IPL’s industrial customers and the recession.

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

Third Quarter 2009 vs. Third Quarter 2008 Summary - Gas margins and Dth sales for Alliant Energy for the three months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2009	2008	Change	2009	2008	Change
Residential	$18.5	$29.2	(37%)	1,477	1,645	(10%)
Commercial	11.5	24.0	(52%)	1,701	2,004	(15%)
Industrial	2.9	9.7	(70%)	596	988	(40%)
Retail subtotal	32.9	62.9	(48%)	3,774	4,637	(19%)
Interdepartmental	0.6	3.6	(83%)	121	509	(76%)
Transportation/other	5.6	7.0	(20%)	11,081	13,555	(18%)
Total revenues/sales	39.1	73.5	(47%)	14,976	18,701	(20%)
Cost of gas sold	13.9	46.9	(70%)
Margins	$25.2	$26.6	(5%)

Gas margins did not change materially during the third quarter of 2009 compared to the third quarter of 2008.

Nine Months Ended Sep. 30, 2009 vs. Nine Months Ended Sep. 30, 2008 Summary - Gas margins and Dth sales for Alliant Energy for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2009	2008	Change	2009	2008	Change
Residential	$208.4	$271.7	(23%)	19,031	20,731	(8%)
Commercial	116.5	167.4	(30%)	13,222	14,926	(11%)
Industrial	16.5	34.9	(53%)	2,457	3,464	(29%)
Retail subtotal	341.4	474.0	(28%)	34,710	39,121	(11%)
Interdepartmental	4.5	7.0	(36%)	698	1,244	(44%)
Transportation/other	15.9	22.1	(28%)	38,689	44,832	(14%)
Total revenues/sales	361.8	503.1	(28%)	74,097	85,197	(13%)
Cost of gas sold	240.5	365.8	(34%)
Margins	$121.3	$137.3	(12%)

Gas margins decreased $16 million, or 12%, primarily due to an estimated $6 million decrease in gas margins from changes in the net impacts of weather conditions and Alliant Energy’s weather hedging activities, the impact of WPL’s 2009 retail gas rate decrease effective in January 2009 that reduced WPL’s gas revenues in the first nine months of 2009 by $3 million and a decrease in weather-normalized retail sales caused by economic conditions in the first nine months of 2009.

Natural Gas Cost Recoveries - Alliant Energy’s cost of gas sold decreased $33 million, or 70%, and $125 million, or 34%, for the three and nine months ended Sep. 30, 2009, respectively, primarily due to a decrease in Dths sold to retail customers and a decrease in natural gas prices.  Due to Alliant Energy’s rate recovery mechanisms for natural gas costs, these changes in cost of gas sold resulted in comparable changes in gas revenues and, therefore, did not have a significant impact on gas margins.

Impacts of Weather Conditions - Estimated increases (decreases) to Alliant Energy’s gas margins from the net impacts of weather and Alliant Energy’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2009	2008	2009	2008
Weather impacts on demand compared to normal weather	$(1)	$--	$3	$9
Losses from weather derivatives (a)	--	--	(3)	(3)
Net weather impact	$(1)	$--	$--	$6
(a) Recorded in “Transportation/other” revenues in the above tables.

HDD in Alliant Energy’s service territories for the three and nine months ended Sep. 30 were as follows:

	Three Months			Nine Months
	Actual			Actual
HDD (a):	2009	2008	Normal	2009	2008	Normal
Cedar Rapids, Iowa (IPL)	143	114	147	4,492	4,858	4,211
Madison, Wisconsin (WPL)	170	107	187	4,764	4,903	4,524
(a) HDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base.  Normal degree days are calculated using a rolling 20-year average of historical HDD.

Alliant Energy periodically utilizes weather derivatives based on HDD to reduce the potential volatility on its margins during the winter months of November through March.

Refer to “Rates and Regulatory Matters - Utility Rate Cases” for discussion of various electric and gas rate filings including IPL’s interim retail electric rate increase effective in late March 2009.

Utility Other Revenues - Other revenues for the utilities decreased $11 million and increased $5 million for the three- and nine-month periods, respectively, primarily due to changes in steam revenues at IPL.  The nine-month increase was also due to higher third-party coal revenues from higher coal volumes sold at IPL.  IPL’s steam revenues were higher than normal during the second half of 2008 and the first half of 2009 due to higher rates charged to steam customers for operating the temporary steam generating systems (natural gas-fired package boilers and water treatment systems) used to resume steam service after its Prairie Creek and Sixth Street Generating Stations were shut down due to severe flooding in June 2008.  In the second quarter of 2009, IPL announced its decision to discontinue providing steam service to the portion of its steam customers located in downtown Cedar Rapids during the next 12 months.  Changes in utility other revenues were largely offset by related changes in utility operating expenses.  Refer to “Other Matters - Other Future Considerations - Severe Midwest Weather in June 2008” for additional discussion of the anticipated financial impacts of the severe flooding that occurred in June 2008.

Non-regulated Revenues - Alliant Energy’s non-regulated revenues for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2009	2008	2009	2008
RMT (including WindConnect®)	$89.9	$144.4	$212.4	$325.1
Transportation	9.0	8.9	25.9	26.6
Non-regulated Generation	1.8	9.1	6.0	22.3
Other (includes eliminations)	0.5	(0.4)	1.2	(0.1)
	$101.2	$162.0	$245.5	$373.9

The decreases in RMT revenues for the three- and nine-month periods were primarily caused by reduced demand for construction management services for large wind generation projects in the third quarter and the nine months ended Sep. 30, 2009.  These decreases in revenues were largely offset by lower costs incurred by RMT to manage large wind generation projects, which are included in non-regulated operation and maintenance expenses.  The demand for services from RMT’s WindConnect® business is impacted by various external factors, including the availability and amount of government incentives for wind projects, the number and scope of state-imposed renewable portfolio standards and the availability and cost of capital to fund capital expenditures for wind projects.  The ARRA enacted in February 2009 extended incentives to wind projects completed by Dec. 31, 2012.  The decreases in Non-regulated Generation revenues for the three- and nine-month periods were primarily due to $5 million of revenues generated from demand for temporary generation projects during the third quarter of 2008 as a result of the flooding in Cedar Rapids, Iowa in 2008 and the sale of the Neenah Energy Facility to WPL on June 1, 2009.

Electric Transmission Service Expense - Alliant Energy’s electric transmission service expense increased $6 million and $33 million for the three- and nine-month periods, respectively, primarily due to $9 million and $34 million of higher expenses billed to IPL from ITC for the three- and nine-month periods, respectively, resulting from increased rates effective in January 2009.  Refer to “Other Matters - Other Future Considerations - IPL’s Electric Transmission Service Charges” for discussion of potential material increases in electric transmission service expenses at IPL in 2010 resulting from increased transmission rates proposed by ITC.

Utility Other Operation and Maintenance Expenses -
Third Quarter 2009 vs. Third Quarter 2008 Summary - Alliant Energy’s other operation and maintenance expenses for the utilities decreased $21 million, due to the following reasons (amounts represent variances between expenses in the third quarter of 2009 and the third quarter of 2008 in millions):

	Alliant
	Energy	IPL	WPL
Lower steam fuel, operation and maintenance expenses at IPL	$(16)	$(16)	$--
Incremental expenses incurred in 2008 related to severe flooding in 2008 at IPL	(5)	(5)	--
Lower electric generation maintenance expenses at IPL	(3)	(3)	--
Deferral of retail pension and benefits costs in 2009 at WPL	(3)	--	(3)
Higher pension and other postretirement benefits costs	8	4	4
Other (includes impact of cost saving initiatives)	(2)	1	(3)
	$(21)	$(19)	$(2)

Nine Months Ended Sep. 30, 2009 vs. Nine Months Ended Sep. 30, 2008 Summary - Alliant Energy’s other operation and maintenance expenses for the utilities decreased $5 million, due to the following reasons (amounts represent variances between nine months ended Sep. 30, 2009 and nine months ended Sep. 30, 2008 in millions):

	Alliant
	Energy	IPL	WPL
Lower electric generation maintenance expenses at IPL	$(11)	$(11)	$--
Incremental expenses incurred in 2008 related to severe flooding in 2008 at IPL	(11)	(11)	--
Deferral of retail pension and benefits costs in 2009 at WPL	(10)	--	(10)
Lower steam fuel, operation and maintenance expenses at IPL	(10)	(10)	--
Higher pension and other postretirement benefits costs	24	13	11
Restructuring charges in the second quarter of 2009	11	4	7
Incremental expenses incurred in 2009 related to severe flooding in 2008 at IPL	4	4	--
Steam asset impairment in the second quarter of 2009 at IPL	4	4	--
Higher expenses related to coal sales at IPL	3	3	--
Other (includes impact of cost saving initiatives)	(9)	(2)	(7)
	$(5)	$(6)	$1

The lower electric generation maintenance expenses at IPL in the third quarter and first nine months of 2009 were primarily due to several planned maintenance outages in 2008.  WPL deferred $3 million and $10 million of retail pension and benefits costs incurred in the third quarter and nine months ended Sep. 30, 2009, respectively, in accordance with the stipulation agreement approved by the PSCW related to WPL’s 2009 retail rate case.  Recovery of these deferred pension and benefits costs will be addressed in future rate case proceedings.  The lower steam fuel, operation and maintenance expenses resulted from the additional costs incurred by IPL in 2008 to operate the temporary steam generating systems (natural gas-fired package boilers and water treatment systems) used to resume service after its Prairie Creek and Sixth Street Generating Stations were shut down due to severe flooding in June 2008.  The higher pension and other postretirement benefits costs in the third quarter and nine months ended Sep. 30, 2009 were net of the portion allocated to capital projects and resulted from increased amortization of actuarial losses and lower expected return on plan assets caused by significant decreases in plan assets in 2008.  The restructuring charges incurred in the second quarter of 2009 related to the elimination of certain corporate and operations positions.  Alliant Energy estimates that the elimination of the corporate and operations positions will decrease its future annual salary costs by approximately $16 million ($7 million at IPL and $9 million at WPL).  The incremental flood costs incurred by IPL in the third quarter and first nine months of 2009 were primarily related to operating expenditures required to restore operations at its Prairie Creek Generating Station that are not expected to be reimbursed under Alliant Energy’s property insurance policy.  IPL recorded a $4 million asset impairment charge in the second quarter of 2009 related to its steam assets as a result of a decision in the second quarter of 2009 to discontinue providing steam service to the portion of its steam customers located in downtown Cedar Rapids.  The higher expenses related to coal sales at IPL in the nine months ended Sep. 30, 2009 were due to higher volumes of coal sold in the first quarter of 2009 compared to the first quarter of 2008.  IPL and WPL implemented several cost saving initiatives in the second quarter of 2009 to reduce other operation and maintenance expenses, including, but not limited to, an elimination of certain corporate and operations positions, a mandatory one-week furlough for all non-bargaining and certain bargaining unit employees in 2009 and suspension of a portion of 401(k) Savings Plan contributions by Alliant Energy for the remainder of 2009.  Refer to “Other Matters - Other Future Considerations - Severe Midwest Weather in June 2008” for additional discussion of the financial impacts of the severe flooding that occurred in June 2008.

Non-regulated Operation and Maintenance Expenses - Alliant Energy’s non-regulated operation and maintenance expenses for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2009	2008	2009	2008
RMT (including WindConnect®)	$88.8	$131.0	$213.0	$298.8
Transportation	3.9	4.3	12.5	14.1
Non-regulated Generation	0.7	6.2	2.4	8.4
Other (includes eliminations)	2.3	--	2.8	(2.5)
	$95.7	$141.5	$230.7	$318.8

The RMT variances were largely driven by lower construction management costs associated with the execution of large wind projects in 2009 and lower incentive-related compensation expenses of $5 million and $10 million for the three- and nine-month periods, respectively, due to lower earnings at RMT in the third quarter and nine months ended Sep. 30, 2009 compared to the same periods in 2008.  The Non-regulated Generation variances were largely driven by $5 million of project costs incurred in the third quarter of 2008 associated with temporary generation projects.  The increases in Other expenses for the three- and nine-month periods were largely due to higher professional expenses incurred at the parent company in 2009.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $12 million and $21 million for the three- and nine-month periods, respectively, primarily due to additional depreciation expense from the impact of property additions at IPL for restoration activities associated with the severe flooding in June 2008 and at WPL related to its Cedar Ridge wind project, advanced metering infrastructure (AMI) and June 2009 acquisition of the Neenah Energy Facility. The increases were also impacted by higher depreciation rates at IPL.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on Alliant Energy’s rate activities.

Interest Expense - Third Quarter 2009 vs. Third Quarter 2008 Summary - Alliant Energy’s interest expense increased $12 million due to the following reasons (amounts represent variances between expenses in the third quarter of 2009 and the third quarter of 2008 in millions):

	Alliant
	Energy	IPL	WPL
Interest expense variances from certain issuances of long-term debt:
IPL’s 7.25% senior debentures issued in October 2008	$5	$5	$--
WPL’s 7.6% debentures issued in October 2008	4	--	4
IPL’s 6.25% senior debentures issued in July 2009	4	4	--
WPL’s 5% debentures issued in July 2009	3	--	3
Interest expense variances from certain reductions in long-term debt:
IPL’s 6.625% senior debentures retired in August 2009	(2)	(2)	--
WPL’s 5.7% debentures retired in October 2008	(1)	--	(1)
Corporate Services 4.55% senior notes retired in October 2008	(1)	--	--
Other (includes impact of lower commercial paper interest rates)	--	(1)	(1)
	$12	$6	$5

Nine Months Ended Sep. 30, 2009 vs. Nine Months Ended Sep. 30, 2008 Summary - Alliant Energy’s interest expense increased $24 million due to the following reasons (amounts represent variances between nine months ended Sep. 30, 2009 and nine months ended Sep. 30, 2008 in millions):

	Alliant
	Energy	IPL	WPL
Interest expense variances from certain issuances of long-term debt:
WPL’s 7.6% debentures issued in October 2008	$14	$--	$14
IPL’s 7.25% senior debentures issued in October 2008	14	14	--
IPL’s 6.25% senior debentures issued in July 2009	4	4	--
WPL’s 5% debentures issued in July 2009	3	--	3
Interest expense variances from certain reductions in long-term debt:
WPL’s 5.7% debentures retired in October 2008	(3)	--	(3)
Corporate Services 4.55% senior notes retired in October 2008	(3)	--	--
IPL’s 6.625% senior debentures retired in August 2009	(2)	(2)	--
Other (includes impact of lower commercial paper interest rates)	(3)	(4)	(4)
	$24	$12	$10

Refer to Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidating Financial Statements” for details of debentures issued and retired by IPL and WPL in the third quarter of 2009.

Loss on Early Extinguishment of Debt - Refer to Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information on losses incurred in the third quarter of 2009 on the early extinguishment of Alliant Energy’s Exchangeable Senior Notes due 2030.

Equity Income from Unconsolidated Investments - Refer to Note 9(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of Alliant Energy’s equity income from unconsolidated investments.

AFUDC - AFUDC increased $6 million and $19 million for the three- and nine-month periods, respectively, primarily due to $5 million and $16 million of higher AFUDC recognized for the three- and nine-month periods, respectively, for IPL’s Whispering Willow - East wind project.  The increase was also due to AFUDC recognized in the third quarter and nine months ended Sep. 30, 2009 on capital projects related to restoration activities at IPL associated with the severe flooding in June 2008.  These items were partially offset by AFUDC recognized in the third quarter and nine months ended Sep. 30, 2008 related to the construction of WPL’s Cedar Ridge wind project.

Interest Income and Other - Interest income and other decreased $2 million and $10 million for the three- and nine-month periods, respectively, primarily due to lower interest income caused by lower average balances of cash and cash equivalents and lower interest rates on money market fund investments in the third quarter and nine months ended Sep. 30, 2009 compared to the same periods in 2008.  Refer to Notes 1(c) and 1(e) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information regarding Alliant Energy’s cash and cash equivalents and interest income and other, respectively.

Income Taxes - Third Quarter 2009 vs. Third Quarter 2008 Summary - The effective income tax rates for Alliant Energy’s continuing operations were 36.5% for the third quarter of 2009 and 37.3% for the third quarter of 2008.

Nine Months Ended Sep. 30, 2009 vs. Nine Months Ended Sep. 30, 2008 Summary - The effective income tax rates for Alliant Energy’s continuing operations were (57.7%) for the nine months ended Sep. 30, 2009 and 32.8% for the nine months ended Sep. 30, 2008.  The decrease in the effective income tax rates was primarily due to $40 million of income tax benefits recognized in the first quarter of 2009 related to the net impacts of SB 62 enacted in February 2009 and a recent decision by management to allow WPL to do business in Iowa in order to take advantage of efficiencies that will likely be available as a result of IPL and WPL sharing resources and facilities.  This item was partially offset by $12.6 million of income tax benefits recorded in the second quarter of 2008 as a result of finalizing the audit of Alliant Energy’s U.S. federal income tax returns for calendar years 2002 through 2004 and recording known adjustments for the tax returns for calendar years 2005 and 2006.

Refer to Note 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional discussion of the net impacts of SB 62 and the decision by management to allow WPL to do business in Iowa.

Income (Loss) From Discontinued Operations, Net of Tax - Refer to Note 15 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

IPL’S RESULTS OF OPERATIONS

Overview - Third Quarter Results - Earnings available for common stock increased $10 million primarily due to the impact of the interim electric retail rate increase effective in March 2009, incremental expenses incurred and the loss of retail electric sales in the third quarter of 2008 related to severe flooding in 2008 and AFUDC recognized on the Whispering Willow - East wind project in the third quarter of 2009.  These items were partially offset by the impact of cooler weather on electric sales during the third quarter of 2009, higher electric transmission rates billed from ITC and higher interest expense from debt issuances.

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

Third Quarter 2009 vs. Third Quarter 2008 Summary - Electric margins and MWh sales for IPL for the three months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2009	2008	Change	2009	2008	Change
Residential	$150.2	$144.6	4%	1,042	1,138	(8%)
Commercial	109.0	102.8	6%	973	1,030	(6%)
Industrial	133.5	130.2	3%	1,705	1,959	(13%)
Retail subtotal	392.7	377.6	4%	3,720	4,127	(10%)
Sales for resale:
Wholesale	6.3	6.4	(2%)	105	116	(9%)
Bulk power and other	11.8	(0.4)	3,050%	190	19	900%
Other (includes wheeling)	7.1	11.2	(37%)	19	21	(10%)
Total revenues/sales	417.9	394.8	6%	4,034	4,283	(6%)
Electric production fuel expense	83.5	70.0	19%
Purchased power expense:
Energy	47.5	48.6	(2%)
Capacity	38.6	41.8	(8%)
Total electric production fuel
and purchased power expense	169.6	160.4	6%
Margins	$248.3	$234.4	6%

Electric margins increased $14 million, or 6%, primarily due to the impact of IPL’s 2009 interim retail rate increase effective in March 2009 that increased IPL’s electric revenues by $27 million in the third quarter of 2009, an estimated $5 million reduction in electric margins in the third quarter of 2008 from the loss of retail sales during electric service outages caused by the severe flooding in IPL’s service territory in 2008 and $5 million of incremental purchased power capacity costs at IPL during the third quarter of 2008 for leasing temporary generation to contribute to the reliability of the electric grid in Cedar Rapids, Iowa during the summer of 2008 due to damage caused by the severe flooding in 2008.  These items were partially offset by an estimated $19 million reduction in electric margins from changes in the net impacts of weather conditions and IPL’s weather hedging activities and a decrease in weather-normalized retail sales volumes.  The decrease in weather-normalized retail sales volumes was largely due to a 13% decrease in industrial sales caused by reduced sales to two of IPL’s larger industrial customers who are transitioning to their own cogeneration facilities and plant closures and shift reductions as a result of the recession.

Nine Months Ended Sep. 30, 2009 vs. Nine Months Ended Sep. 30, 2008 Summary - Electric margins and MWh sales for IPL for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2009	2008	Change	2009	2008	Change
Residential	$367.3	$351.2	5%	3,068	3,201	(4%)
Commercial	259.2	244.0	6%	2,849	2,912	(2%)
Industrial	323.4	312.3	4%	5,108	5,786	(12%)
Retail subtotal	949.9	907.5	5%	11,025	11,899	(7%)
Sales for resale:
Wholesale	17.7	17.6	1%	303	336	(10%)
Bulk power and other	36.6	22.8	61%	546	438	25%
Other (includes wheeling)	18.5	25.7	(28%)	62	69	(10%)
Total revenues/sales	1,022.7	973.6	5%	11,936	12,742	(6%)
Electric production fuel expense	181.8	187.2	(3%)
Purchased power expense:
Energy	165.2	126.8	30%
Capacity	108.6	109.4	(1%)
Total electric production fuel
and purchased power expense	455.6	423.4	8%
Margins	$567.1	$550.2	3%

Electric margins increased $17 million, or 3%, primarily due to the impact of IPL’s 2009 interim retail rate increase effective in March 2009 that increased IPL’s electric revenues by $45 million in the nine months ended Sep. 30, 2009, an estimated $10 million reduction in electric margins in the second and third quarters of 2008 from the loss of retail sales during electric service outages caused by the severe flooding in IPL’s service territory in June 2008 and $5 million of incremental purchased power capacity costs at IPL during the third quarter of 2008 for leasing temporary generation to contribute to the reliability of the electric grid in Cedar Rapids, Iowa during the summer of 2008 due to damage caused by the severe flooding in 2008.  These items were partially offset by an estimated $21 million reduction in electric margins from changes in the net impacts of weather conditions and IPL’s weather hedging activities, a decrease in weather-normalized retail sales volumes, a $9 million reduction in electric margins from the impact of IPL’s annual adjustments to unbilled revenue estimates and $4 million of higher purchased power capacity expenses related to the DAEC PPA.  The decrease in weather-normalized retail sales volumes was largely due to a 12% decrease in industrial sales caused by reduced sales to two of IPL’s larger industrial customers who are transitioning to their own cogeneration facilities and plant closures and shift reductions as a result of the recession.

Impacts of Weather Conditions (excluding the impacts of service disruptions caused by storms) - Estimated decreases to IPL’s electric margins from the net impacts of weather and IPL’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2009	2008	2009	2008
Weather impacts on demand compared to normal weather	$(25)	$(11)	$(25)	$(11)
Gains (losses) from weather derivatives (a)	--	5	(2)	5
Net weather impact	$(25)	$(6)	$(27)	$(6)
(a) Recorded in “Other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details on IPL’s CDD data, recoveries of electric fuel and purchased power energy expenses, IPL’s annual adjustments to unbilled revenue estimates and MISO-related transactions.  Refer to “Rates and Regulatory Matters - Utility Rate Cases” for discussion of IPL’s interim retail electric rate increase effective in late March 2009.  Refer to “Other Matters - Other Future Considerations - Electric Sales Projections” for discussion of electric sales projections expected to be influenced by new cogeneration facilities at two of IPL’s industrial customers and the recession.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold.  Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

Third Quarter 2009 vs. Third Quarter 2008 Summary - Gas margins and Dth sales for IPL for the three months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2009	2008	Change	2009	2008	Change
Residential	$10.3	$16.7	(38%)	707	954	(26%)
Commercial	6.5	13.6	(52%)	782	1,172	(33%)
Industrial	2.5	8.8	(72%)	520	918	(43%)
Retail subtotal	19.3	39.1	(51%)	2,009	3,044	(34%)
Interdepartmental	0.5	0.8	(38%)	117	80	46%
Transportation/other	2.8	2.3	22%	6,598	8,101	(19%)
Total revenues/sales	22.6	42.2	(46%)	8,724	11,225	(22%)
Cost of gas sold	9.0	28.2	(68%)
Margins	$13.6	$14.0	(3%)

Gas margins did not change materially during the third quarter of 2009 compared to the third quarter of 2008.

Nine Months Ended Sep. 30, 2009 vs. Nine Months Ended Sep. 30, 2008 Summary - Gas margins and Dth sales for IPL for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2009	2008	Change	2009	2008	Change
Residential	$119.0	$157.2	(24%)	10,830	12,202	(11%)
Commercial	66.1	97.0	(32%)	7,115	8,629	(18%)
Industrial	12.6	27.1	(54%)	1,951	2,723	(28%)
Retail subtotal	197.7	281.3	(30%)	19,896	23,554	(16%)
Interdepartmental	2.6	2.1	24%	429	196	119%
Transportation/other	7.8	9.5	(18%)	22,682	26,770	(15%)
Total revenues/sales	208.1	292.9	(29%)	43,007	50,520	(15%)
Cost of gas sold	141.2	220.1	(36%)
Margins	$66.9	$72.8	(8%)
Gas margins decreased $6 million, or 8%, primarily due to an estimated $4 million decrease in gas margins from the changes in the net impacts of weather conditions and IPL’s weather hedging activities and a decrease in weather-normalized retail sales caused by economic conditions in the first nine months of 2009.

Impacts of Weather Conditions - Estimated increases to IPL’s gas margins from the net impacts of weather and IPL’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2009	2008	2009	2008
Weather impacts on demand compared to normal weather	$--	$--	$2	$6
Losses from weather derivatives (a)	--	--	(2)	(2)
Net weather impact	$--	$--	$--	$4
(a) Recorded in “Transportation/other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of IPL’s HDD data and discussion of the impacts on IPL’s gas margins of recoveries of natural gas costs.

Steam and Other Revenues - Steam and other revenues decreased $10 million and increased $7 million for the three- and nine-month periods, respectively, primarily due to changes in steam revenues.  The nine-month increase was also due to higher third-party coal revenues from higher coal volumes sold.  IPL’s steam revenues were higher than normal during the second half of 2008 and the first half of 2009 due to higher rates charged to steam customers for operating the temporary steam generating systems (natural gas-fired package boilers and water treatment systems) used to resume steam service after its Prairie Creek and Sixth Street Generating Stations were shut down due to severe flooding in June 2008.  In the second quarter of 2009, IPL announced its decision to discontinue providing steam service to the portion of its steam customers located in downtown Cedar Rapids in the next 12 months.  Changes in steam and other revenues were largely offset by related changes in operating expenses.  Refer to “Other Matters - Other Future Considerations - Severe Midwest Weather in June 2008” for additional discussion of the anticipated financial impacts of the severe flooding that occurred in June 2008.

Electric Transmission Service Expense - Electric transmission service expense increased $6 million and $33 million for the three- and nine-month periods, primarily due to $9 million and $34 million, respectively, of higher expenses billed from ITC resulting from increased rates effective in January 2009.  Refer to “Other Matters - Other Future Considerations - IPL’s Electric Transmission Service Charges” for discussion of potential material increases in electric transmission service expenses at IPL in 2010 resulting from increased transmission rates proposed by ITC.

Other Operation and Maintenance Expenses - Third Quarter 2009 vs. Third Quarter 2008 Summary - Other operation and maintenance expenses decreased $19 million primarily due to $16 million of lower steam fuel, operation and maintenance expenses, $5 million of incremental expenses incurred in the third quarter of 2008 related to severe flooding and $3 million of lower electric generation maintenance expenses primarily due to planned maintenance outages in the third quarter of 2008. These items were partially offset by $4 million of higher pension and other postretirement benefits costs.

Nine Months Ended Sep. 30, 2009 vs. Nine Months Ended Sep. 30, 2008 Summary - Other operation and maintenance expenses decreased $6 million primarily to due $11 million of lower electric generation maintenance expenses primarily due to planned maintenance outages in 2008, $11 million of incremental expenses incurred in the second and third quarters of 2008 related to severe flooding, $10 million of lower steam fuel, operation and maintenance expenses and lower expenses resulting from cost saving initiatives implemented in the second quarter of 2009.  These items were partially offset by $13 million of higher pension and other postretirement benefits costs, $4 million of incremental expenses incurred in the nine months ended Sep. 30, 2009 related to the severe flooding that occurred in 2008, $4 million of restructuring charges incurred in the second quarter of 2009 related to the elimination of certain corporate and operations positions, a $4 million asset impairment charge recorded in the second quarter of 2009 for the steam assets used to service steam customers in downtown Cedar Rapids and $3 million of higher expenses related to coal sales.

Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for additional details of IPL’s other operation and maintenance expenses.  Refer to “Other Matters - Other Future Considerations - Severe Midwest Weather in June 2008” for additional discussion of the financial impacts of the severe flooding that occurred in June 2008.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $6 million and $14 million for the three- and nine-month periods, respectively, primarily due to additional depreciation expense from the impact of property additions for restoration activities associated with the severe flooding in June 2008 and higher depreciation rates.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on IPL’s utility rate activities.

Interest Expense - Interest expense increased $6 million and $12 million for the three- and nine-month periods, respectively, primarily due to interest expense from IPL’s issuances of $250 million of 7.25% senior debentures in October 2008 and $300 million of 6.25% senior debentures in July 2009.  These items were partially offset by the impact of IPL’s 6.625% senior debentures retired in August 2009 and the impact of lower commercial paper outstanding balances and lower interest rates in the first nine months of 2009 compared to the same period in 2008.  Refer to Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidating Financial Statements” for details of senior debentures issued and retired by IPL in the third quarter of 2009.

AFUDC - AFUDC increased $7 million and $23 million for the three- and nine-month periods, respectively, primarily due to $5 million and $16 million of higher AFUDC recognized for the three- and nine-month periods, respectively, for IPL’s Whispering Willow - East wind project.  The increase was also due to AFUDC recognized in the third quarter and first nine months of 2009 on capital projects related to restoration activities associated with the severe flooding in June 2008.

Income Taxes - Third Quarter 2009 vs. Third Quarter 2008 Summary - IPL’s effective income tax rates were 33.1% for the third quarter of 2009 and 33.7% for the third quarter of 2008.

Nine Months Ended Sep. 30, 2009 vs. Nine Months Ended Sep. 30, 2008 Summary - IPL’s effective income tax rates were 11.1% for the first nine months of 2009 and 29.4% for the first nine months of 2008.  The decrease in the effective income tax rates was primarily due to $33 million of income tax benefits recognized in the first quarter of 2009 related to the net impacts of SB 62 enacted in February 2009 and a recent decision by management to allow WPL to do business in Iowa in order to take advantage of efficiencies that will likely be available as a result of IPL and WPL sharing resources and facilities. This item was partially offset by $7.8 million of income tax benefits recorded in the second quarter of 2008 as a result of finalizing the audit of Alliant Energy’s U.S. federal income tax returns for calendar years 2002 through 2004 and recording known adjustments for the tax returns for calendar years 2005 and 2006.

Refer to Note 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional discussion of the net impacts of SB 62 and the decision by management to allow WPL to do business in Iowa.

WPL’S RESULTS OF OPERATIONS

Overview - Second Quarter Results - WPL’s earnings available for common stock decreased $22 million primarily due to the impact of cooler weather and the economy on electric sales during the third quarter of 2009, higher depreciation expense from its Cedar Ridge wind project and acquisition of the Neenah Energy Facility and higher interest expense from debt issuances.

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

Third Quarter 2009 vs. Third Quarter 2008 Summary - Electric margins and MWh sales for WPL for the three months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2009	2008	Change	2009	2008	Change
Residential	$104.1	$110.0	(5%)	868	937	(7%)
Commercial	62.0	62.7	(1%)	594	621	(4%)
Industrial	81.1	92.5	(12%)	1,050	1,244	(16%)
Retail subtotal	247.2	265.2	(7%)	2,512	2,802	(10%)
Sales for resale:
Wholesale	38.1	46.7	(18%)	662	894	(26%)
Bulk power and other	16.6	(1.1)	1,609%	411	47	774%
Other	5.5	8.4	(35%)	16	17	(6%)
Total revenues/sales	307.4	319.2	(4%)	3,601	3,760	(4%)
Electric production fuel expense	42.4	44.2	(4%)
Purchased power expense:
Energy	78.1	64.7	21%
Capacity	46.2	47.9	(4%)
Total electric production fuel
and purchased power expense	166.7	156.8	6%
Margins	$140.7	$162.4	(13%)

Electric margins decreased $22 million, or 13%, primarily due to a decrease in weather-normalized retail and wholesale sales volumes and an estimated $9 million reduction in electric margins from changes in the net impacts of weather conditions and WPL’s weather hedging activities.  The decrease in weather-normalized retail sales volumes was largely due to a 16% decrease in industrial sales caused by plant closures and shift reductions as a result of the recession.

Nine Months Ended Sep. 30, 2009 vs. Nine Months Ended Sep. 30, 2008 Summary - Electric margins and MWh sales for WPL for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2009	2008	Change	2009	2008	Change
Residential	$294.3	$298.9	(2%)	2,554	2,615	(2%)
Commercial	168.5	168.3	--	1,701	1,726	(1%)
Industrial	227.0	251.7	(10%)	3,091	3,609	(14%)
Retail subtotal	689.8	718.9	(4%)	7,346	7,950	(8%)
Sales for resale:
Wholesale	121.8	136.4	(11%)	2,185	2,498	(13%)
Bulk power and other	49.9	9.9	404%	1,060	220	382%
Other	17.0	19.6	(13%)	54	56	(4%)
Total revenues/sales	878.5	884.8	(1%)	10,645	10,724	(1%)
Electric production fuel expense	116.8	129.8	(10%)
Purchased power expense:
Energy	231.6	206.0	12%
Capacity	118.9	117.1	2%
Total electric production fuel
and purchased power expense	467.3	452.9	3%
Margins	$411.2	$431.9	(5%)

Electric margins decreased $21 million, or 5%, primarily due to a decrease in weather-normalized retail and wholesale sales volumes, an estimated $11 million reduction in electric margins from changes in the net impacts of weather conditions and WPL’s weather hedging activities and $9 million of higher purchased power capacity expenses related to the Kewaunee PPA.  The decrease in weather-normalized retail sales volumes was largely due to a 14% decrease in industrial sales caused by plant closures and shift reductions as a result of the recession.  These items were partially offset by a $5 million increase in electric margins from the impact of WPL’s annual adjustments to unbilled revenue estimates and $5 million of lower purchased power capacity expenses related to the RockGen PPA, which terminated in May 2009.

Impacts of Weather Conditions (excluding the impacts of service disruptions caused by storms) - Estimated decreases to WPL’s electric margins from the net impacts of weather and WPL’s weather hedging activities for the three and nine months ended Sept. 30 were as follows (in millions):

	Three Months		Nine Months
	2009	2008	2009	2008
Weather impacts on demand compared to normal weather	$(10)	$(2)	$(11)	$(2)
Gains (losses) from weather derivatives (a)	--	1	(1)	1
Net weather impact	$(10)	$(1)	$(12)	$(1)
(a) Recorded in “Other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of WPL’s CDD data, WPL’s recoveries of electric fuel and purchased power energy costs, WPL’s annual adjustments to unbilled revenue estimates and MISO-related transactions.  Refer to “Other Matters - Other Future Considerations - Electric Sales Projections - Economic Conditions” for discussion of electric sales projections expected to be influenced by the economic conditions.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold.  Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

Third Quarter 2009 vs. Third Quarter 2008 Summary - Gas margins and Dth sales for WPL for the three months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2009	2008	Change	2009	2008	Change
Residential	$8.2	$12.5	(34%)	770	691	11%
Commercial	5.0	10.4	(52%)	919	832	10%
Industrial	0.4	0.9	(56%)	76	70	9%
Retail subtotal	13.6	23.8	(43%)	1,765	1,593	11%
Interdepartmental	0.1	2.8	(96%)	4	429	(99%)
Transportation/other	2.8	4.7	(40%)	4,483	5,454	(18%)
Total revenues/sales	16.5	31.3	(47%)	6,252	7,476	(16%)
Cost of gas sold	4.9	18.7	(74%)
Margins	$11.6	$12.6	(8%)

Gas margins did not change materially during the third quarter of 2009 compared to the third quarter of 2008.

Nine Months Ended Sep. 30, 2009 vs. Nine Months Ended Sep. 30, 2008 Summary - Gas margins and Dth sales for WPL for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2009	2008	Change	2009	2008	Change
Residential	$89.4	$114.5	(22%)	8,201	8,529	(4%)
Commercial	50.4	70.4	(28%)	6,107	6,297	(3%)
Industrial	3.9	7.8	(50%)	506	741	(32%)
Retail subtotal	143.7	192.7	(25%)	14,814	15,567	(5%)
Interdepartmental	1.9	4.9	(61%)	269	1,048	(74%)
Transportation/other	8.1	12.6	(36%)	16,007	18,062	(11%)
Total revenues/sales	153.7	210.2	(27%)	31,090	34,677	(10%)
Cost of gas sold	99.3	145.7	(32%)
Margins	$54.4	$64.5	(16%)

Gas margins decreased $10 million, or 16%, primarily due to the impact of the 2009 retail gas rate decrease effective in January 2009, which reduced gas revenues in the first nine months of 2009 by $3 million, a decrease in weather-normalized industrial sales largely due to the economic conditions in the first nine months of 2009 and an estimated $2 million decrease in gas margins from changes in the net impacts of weather conditions and WPL’s weather hedging activities.

Impacts of Weather Conditions - Estimated increases (decreases) to WPL’s gas margins from the net impacts of weather and WPL’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2009	2008	2009	2008
Weather impacts on demand compared to normal weather	$(1)	$--	$1	$3
Losses from weather derivatives (a)	--	--	(1)	(1)
Net weather impact	$(1)	$--	$--	$2
(a) Recorded in “Transportation/other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for WPL’s HDD data and discussion of the impacts on WPL’s gas margins of recoveries of natural gas costs and “Rates and Regulatory Matters - Utility Rate Cases” for discussion of WPL’s electric and gas rate filings.

Other Operation and Maintenance Expenses - Third Quarter 2009 vs. Third Quarter 2008 Summary - Other operation and maintenance expenses decreased $2 million primarily due to the impact of cost savings initiatives implemented by WPL in the second quarter of 2009.  Pension and other postretirement benefit costs, net of the portion allocated to capital projects, increased $4 million primarily due to the amortization of actuarial losses and lower expected return on plan assets caused by significant decreases in plan assets in 2008.  These higher net pension costs were substantially offset by a deferral of retail pension and benefits costs recorded in accordance with the stipulation agreement approved by the PSCW related to WPL’s 2009 retail rate case.

Nine Months Ended Sep. 30, 2009 vs. Nine Months Ended Sep. 30, 2008 Summary - Other operation and maintenance expenses increased $1 million primarily due to $7 million of restructuring charges incurred in the second quarter of 2009 related to the elimination of certain corporate and operations positions.  This item was substantially offset by the impact of cost saving initiatives implemented by WPL in the second quarter of 2009.  Pension and other postretirement benefit costs, net of the portion allocated to capital projects, increased $11 million primarily due to the amortization of actuarial losses and lower expected return on plan assets caused by significant decreases in plan assets in 2008.  These higher net pension costs were substantially offset by a deferral of retail pension and benefits costs recorded in accordance with the stipulation agreement approved by the PSCW related to WPL’s 2009 retail rate case.

Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for additional details of WPL’s other operation and maintenance expenses.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $6 million and $8 million for the three- and nine-month periods, respectively, primarily due to the impact of property additions related to WPL’s Cedar Ridge wind project, AMI and June 2009 acquisition of the Neenah Energy Facility.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on WPL’s rate activities.

Interest Expense - Interest expense increased $5 million and $10 million for the three- and nine-month periods, respectively, primarily due to interest expense from WPL’s issuances of $250 million of 7.6% debentures in October 2008 and $250 million of 5% debentures in July 2009.  These items were partially offset by the impact of WPL’s 5.7% debentures retired in October 2008 and lower commercial paper outstanding balances and lower interest rates in the first nine months of 2009 compared to the first nine months of 2008.  Refer to Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidating Financial Statements” for details of debentures issued by WPL in July 2009.

Equity Income from Unconsolidated Investments - Equity income from unconsolidated investments increased $3 million for the nine-month period primarily due to higher earnings at ATC resulting from increased transmission rates billed by ATC.

AFUDC - AFUDC decreased $2 million and $5 million for the three- and nine-month periods, respectively, primarily due to AFUDC recognized in 2008 related to the construction of WPL’s Cedar Ridge wind project.

Income Taxes - Third Quarter 2009 vs. Third Quarter 2008 Summary - WPL’s effective income tax rates were 35.4% for the third quarter of 2009 and 36.8% for the third quarter of 2008.

Nine Months Ended Sep. 30, 2009 vs. Nine Months Ended Sep. 30, 2008 Summary - WPL’s effective income tax rates were 33.1% for the first nine months of 2009 and 36.5% for the first nine months of 2008.  The decrease in the effective income tax rates was primarily due to $2 million of income tax benefits recognized in the first quarter of 2009 related to the net impacts of the SB 62 enacted in February 2009 and a recent decision by management to allow WPL to do business in Iowa thus requiring WPL to file as part of the Iowa consolidated tax return.

LIQUIDITY AND CAPITAL RESOURCES

A summary of Alliant Energy’s liquidity and capital resources matters is included in the 2008 Form 10-K and has not changed materially from the items reported in the 2008 Form 10-K, except as described below.

Liquidity Position - At Sep. 30, 2009, Alliant Energy and its subsidiaries had $177 million of cash and cash equivalents and $623 million ($287 million at IPL, $240 million at WPL and $96 million at the parent company) of available capacity under their revolving credit facilities.  Refer to Note 8 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of long-term debt issuances and retirements by IPL and WPL in the third quarter of 2009 and financing activities associated with the repurchase of Alliant Energy’s Exchangeable Senior Notes due 2030 in September and October of 2009.  Refer to Note 1(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on Alliant Energy’s cash and cash equivalents.

Capital Structure - Alliant Energy’s, IPL’s and WPL’s capital structures at Sep. 30, 2009 were as follows (dollars in millions):

	Alliant Energy
	(Consolidated)		IPL		WPL
Common equity	$2,759.7	50.8%	$1,341.7	50.0%	$1,252.7	53.4%
Preferred equity	243.8	4.5%	183.8	6.8%	60.0	2.6%
Noncontrolling interest	2.1	--%	--	--%	--	--%
Long-term debt (incl. current maturities)	2,257.4	41.6%	1,158.6	43.2%	1,031.5	44.0%
Short-term debt	170.0	3.1%	--	--%	--	--%
	$5,433.0	100.0%	$2,684.1	100.0%	$2,344.2	100.0%

Cash Flows - Selected information from Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the nine months ended Sep. 30 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2009	2008	2009	2008	2009	2008
Cash and cash equivalents at Jan. 1	$346.9	$745.6	$6.2	$39.4	$4.5	$0.4
Cash flows from (used for):
Operating activities	590.5	415.3	350.0	159.2	256.1	212.3
Investing activities	(883.2)	(608.7)	(547.5)	(349.0)	(396.7)	(247.7)
Financing activities	122.5	(172.8)	196.4	151.1	226.8	36.7
Net increase (decrease)	(170.2)	(366.2)	(1.1)	(38.7)	86.2	1.3
Cash and cash equivalents at Sep. 30	$176.7	$379.4	$5.1	$0.7	$90.7	$1.7

Operating Activities -
Nine Months Ended Sep. 30, 2009 vs. Nine Months Ended Sep. 30, 2008 - Alliant Energy’s cash flows from operating activities increased $175 million primarily due to $188 million of higher cash flows from changes in income tax payments and refunds, lower payments for prepaid gas and gas stored underground partially due to lower natural gas prices, $40 million of incremental operating expenditures during the nine months ended Sep. 30, 2008 due to the severe flooding in IPL’s service territory and $29 million of insurance proceeds received by IPL during the nine months ended Sep. 30, 2009 for operating expenditures related to the severe flooding in 2008.  These items were partially offset by $53 million of pension plan contributions during the nine months ended Sep. 30, 2009, $23 million of lower cash flows from operations at RMT largely due to payments received during the nine months ended Sep. 30, 2008 for a large wind construction management project, $23 million of refunds paid by WPL to its retail customers during the nine months ended Sep. 30, 2009 for over-collected fuel-related costs during 2008, $15 million of lower cash flows from changes in the level of accounts receivable sold at IPL and the impact of lower electric sales at IPL and WPL due to weather and economic conditions.

IPL’s cash flows from operating activities increased $191 million primarily due to $89 million of higher cash flows from changes in income tax payments and refunds, lower payments for prepaid gas and gas stored underground partially due to lower natural gas prices, $40 million of incremental operating expenditures during the nine months ended Sep. 30, 2008 due to the severe flooding in IPL’s service territory and $29 million of insurance proceeds received by IPL during the nine months ended Sep. 30, 2009 for operating expenditures related to the severe flooding in 2008.  These items were partially offset by $24 million of pension plan contributions during the nine months ended Sep. 30, 2009, $15 million of lower cash flows from changes in the level of accounts receivable sold and the impact of lower electric sales due to weather and economic conditions.

WPL’s cash flows from operating activities increased $44 million primarily due to $57 million of higher cash flows from changes in income tax payments and refunds, lower payments for gas stored underground partially due to lower natural gas prices and the return of $9 million of collateral from counterparties of derivative contracts during the nine months ended Sep. 30, 2009.  These items were partially offset by $23 million of refunds paid by WPL to its retail customers during the nine months ended Sep. 30, 2009 for over-collected fuel-related costs during 2008, $17 million of pension plan contributions during the nine months ended Sep. 30, 2009 and the impact of lower electric sales due to weather and economic conditions.

IPL’s Accounts Receivable Sale Program - Changes in the levels of accounts receivable sold by IPL increased Alliant Energy’s and IPL’s cash flows from operations by $35 million and $50 million during the nine months ended Sep. 30, 2009 and 2008, respectively.  Proceeds from receivables sold help provide a ready source of liquidity for IPL.  Refer to Note 4(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on IPL’s accounts receivable sale program.

Income Tax Payments and Refunds - Income tax payments and refunds resulted in higher cash flows from operations for Alliant Energy, IPL and WPL during the nine months ended Sep. 30, 2009 compared to the same period in 2008.  These changes in income tax payments and refunds were largely due to bonus tax depreciation deductions anticipated by Alliant Energy, IPL and WPL for 2009 under the ARRA.  Refer to “Rates and Regulatory Matters - Income Tax Legislative Developments - ARRA” for additional discussion of the anticipated 2009 bonus tax depreciation deductions.

Investing Activities -
Nine Months Ended Sep. 30, 2009 vs. Nine Months Ended Sep. 30, 2008 - Alliant Energy’s cash flows used for investing activities increased $275 million primarily due to $304 million of higher construction expenditures including expenditures during the nine months ended Sep. 30, 2009 for wind projects, restoration activities at IPL’s Prairie Creek Generating Station, AMI at WPL and emission controls at IPL’s Lansing Generating Station.  This item was partially offset by $38 million of insurance proceeds received by IPL during the nine months ended Sep. 30, 2009 for property damaged by the severe flooding in 2008.

IPL’s cash flows used for investing activities increased $199 million primarily due to $220 million of higher construction expenditures including expenditures during the nine months ended Sep. 30, 2009 for its Whispering Willow - East wind project, restoration activities at its Prairie Creek Generating Station and emission controls at its Lansing Generating Station.  This item was partially offset by $38 million of insurance proceeds received during the nine months ended Sep. 30, 2009 for property damaged by the severe flooding in 2008.

WPL’s cash flows used for investing activities increased $149 million due to $154 million of higher construction and acquisition expenditures including expenditures during the nine months ended Sep. 30, 2009 for the Bent Tree wind project, the acquisition of the Neenah Energy Facility and AMI.

Construction and Acquisition Expenditures - Alliant Energy, IPL and WPL currently anticipate construction and acquisition expenditures during 2009, 2010 and 2011 as follows (in millions):

	Alliant Energy			IPL			WPL
Utility business (a):	2009	2010	2011	2009	2010	2011	2009	2010	2011
Generation - new facilities:
IPL wind - Whispering Willow - East	$290	$10	$--	$290	$10	$--	$--	$--	$--
IPL wind - Whispering Willow - West	25	90	140	25	90	140	--	--	--
WPL wind - Bent Tree	205	260	10	--	--	--	205	260	10
WPL gas - Neenah Energy Facility (b)	--	--	--	--	--	--	92	--	--
Total generation - new facilities	520	360	150	315	100	140	297	260	10
Environmental	130	110	225	115	50	25	15	60	200
AMI	70	20	40	--	15	40	70	5	--
Other utility capital expenditures	475	425	380	305	235	205	170	190	175
Total utility business	1,195	915	795	$735	$400	$410	$552	$515	$385
Non-regulated businesses	15	10	10
	$1,210	$925	$805

(a)	Cost estimates represent IPL’s or WPL’s estimated portion of total escalated construction and acquisition expenditures in millions of dollars and exclude AFUDC, if applicable.
(b)
Refer to Note 1(d) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of WPL’s acquisition of the Neenah Energy Facility and related assets from Resources on June 1, 2009.

The estimated construction and acquisition expenditures in the table above were revised from those reported in the 2008 Form 10-K primarily due to the impact of the decision in March 2009 not to proceed with construction of the Sutherland #4 project and changes in the planned timing of environmental and AMI projects.  The changes result in currently anticipated capital expenditures that are $100 million, $620 million, and $420 million lower for Alliant Energy for 2009, 2010 and 2011, respectively, than estimates reported in the 2008 Form 10-K.

Financing Activities -
Nine Months Ended Sep. 30, 2009 vs. Nine Months Ended Sep. 30, 2008 - Alliant Energy’s cash flows used for financing activities decreased $295 million primarily due to proceeds received from $550 million of debentures issued by its utility subsidiaries in July 2009 and $170 million of borrowings in September 2009 under a term loan facility to finance the repurchase of Exchangeable Senior Notes due 2030 (Notes).  These items were partially offset by $241 million of payments in September 2009 for the repurchase of the Notes, payments to redeem $135 million of IPL’s 6.625% senior debentures in August 2009 and changes in the amount of commercial paper outstanding at IPL and WPL.

IPL’s cash flows from financing activities increased $45 million primarily due to proceeds received from $300 million of 6.25% senior debentures issued in July 2009.  This item was substantially offset by payments to redeem $135 million of 6.625% senior debentures in August 2009, $50 million of lower capital contributions from its parent company, Alliant Energy, $50 million of higher distributions to its parent company and changes in the amount of commercial paper outstanding.

WPL’s cash flows from financing activities increased $190 million primarily due proceeds received from $250 million of 5.00% debentures issued in July 2009.  This item was partially offset by $50 million of higher distributions to its parent company, Alliant Energy, and changes in the amount of commercial paper outstanding.

FERC Financing Authorizations - As of Oct. 30, 2009, IPL had remaining authority for $246 million of common equity distributions from additional paid in capital, rather than retained earnings, under the July 2008 authorization issued by FERC. As of Oct. 30, 2009, IPL had remaining authority to issue $350 million of long-term debt securities, $500 million of short-term debt securities and $200 million of preferred stock through Dec. 31, 2009 under the 2007 authorization issued by FERC.

In October 2009, IPL filed an application with FERC for authorization to issue up to $900 million of long-term debt securities, $750 million of short-term debt securities and $200 million of preferred stock for a period from January 2010 through December 2011.  IPL currently anticipates a decision from FERC in the fourth quarter of 2009.

State Regulatory Financing Authorizations - In July 2009, WPL received authorization from the PSCW to issue unsecured indebtedness of no more than $350 million in each of 2009 and 2010, with a total not to exceed $600 million, among other conditions.  As of Oct. 30, 2009, WPL had $100 million remaining available in 2009 under the July 2009 authorization issued by the PSCW.

In June 2009, IPL received approval from the MPUC for its annual capital structure filing, which provides authorization for IPL to issue debt securities during the 12 months ended June 30, 2010 as long as IPL maintains a common equity ratio between 41.3% and 50.5% during such period.  The annual capital structure filing limits IPL’s short-term borrowings to a maximum of $300 million outstanding at any time during the 12 months ended June 30, 2010.

Shelf Registrations - In the second quarter of 2009, IPL and WPL filed shelf registration statements with the SEC.  IPL’s shelf registration became effective in June 2009 and provided IPL flexibility to offer from time to time up to an aggregate of $650 million of preferred stock and unsecured debt securities from June 2009 through June 2012.  WPL’s shelf registration became effective in June 2009 and provided WPL flexibility to offer up to an aggregate of $700 million of preferred stock and unsecured debt securities from June 2009 through June 2012.  As of Oct. 30, 2009, IPL and WPL had $350 million and $450 million, respectively, remaining available under their shelf registrations.  In the third quarter of 2009, Alliant Energy filed a shelf registration statement with the SEC.  Alliant Energy’s shelf registration became effective in September 2009 and provides Alliant Energy flexibility to offer from time to time an indeterminate amount of common stock, senior notes and other securities from September 2009 through September 2012.

Common Stock Issuances and Capital Contributions - Alliant Energy currently anticipates its only common stock issuances in 2009 through 2011 will be to issue new shares to satisfy demands under its equity incentive plans for employees.  Refer to Notes 6(b) and 7(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s common stock issuances during the nine months ended Sep. 30, 2009 under its equity incentive plans for employees. Refer to Note 7(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of capital contributions from Alliant Energy to IPL and WPL in 2009.

Short- and Long-term Debt - Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a covenant which requires the entities to maintain certain debt-to-capital ratios.  The debt-to-capital ratios required to borrow under the credit facilities compared to the actual debt-to-capital ratios at Sep. 30, 2009 were as follows:

	Requirement	Status at Sep. 30, 2009
Alliant Energy	Less than 65%	44%
IPL	Less than 58%	43%
WPL	Less than 58%	47%

Refer to Note 8(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on short-term debt including amendments to Alliant Energy’s, IPL’s and WPL’s respective credit facility agreements in the first quarter of 2009 to release Lehman from the agreements.  Refer to Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on long-term debt including details of Alliant Energy’s repurchase of Exchangeable Senior Notes due 2030 and other long-term debt issuances and retirements by IPL and WPL in the third quarter of 2009.

Creditworthiness - In September 2009, Moody’s Investors Service (Moody’s) assigned a rating of Baa1 for Alliant Energy’s senior unsecured long-term debt, which was previously not rated by Moody’s.  In September 2009, Moody’s also withdrew the rating for Resources’ senior unsecured long-term debt due to the repurchase of the Exchangeable Senior Notes due 2030.

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the 2008 Form 10-K and has not changed materially from the items reported in the 2008 Form 10-K.  Refer to Notes 4(a) and 12(d) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information regarding IPL’s sales of accounts receivable program and various guarantees and indemnifications outstanding related to Alliant Energy’s previous divestiture activities.

Certain Financial Commitments -
Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2008 Form 10-K and has not changed materially from the items reported in the 2008 Form 10-K, except for the items described in Notes 8, 12(a), 12(b) and 20 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements.”

Environmental - A summary of Alliant Energy’s environmental matters is included in the 2008 Form 10-K and has not changed materially from the items reported in the 2008 Form 10-K, except as described below.

Air Quality -
CAIR - In January 2009, the EPA took initial action to address one issue under CAIR related to the inclusion of Minnesota in the CAIR program.  At issue were claims that the EPA had included Minnesota in the CAIR region based on inaccurate data and that use of better data would result in Minnesota falling below the threshold impact level.  Consistent with a 2008 court ruling, the EPA administrator signed the notice for the proposed rule to stay CAIR federal implementation plan requirements for Minnesota, until such time that the EPA determines that Minnesota should be included in the eastern CAIR region.  In May 2009, the proposed rule to stay the applicability of the Minnesota CAIR federal implementation plan was published for public comment.  Before becoming effective, this proposed rule requires final promulgation by the EPA, which is expected in late 2009.

Clean Air Mercury Rule (CAMR) - In February 2009, the Iowa Environmental Protection Commission (EPC) directed the Iowa DNR to start the rulemaking process to officially remove the Iowa provisions that would implement the EPA’s vacated federal CAMR program from the Iowa Administrative Code.  The Iowa EPC also directed the Iowa DNR to incorporate provisions for new mercury monitoring at Iowa units that would have been subject to CAMR.  This Iowa rulemaking was finalized in September 2009 and requires stack testing or continuous emissions monitoring systems for compliance.  IPL currently expects the costs to comply with the adopted Iowa mercury monitoring requirements will not be significant.

Utility MACT - In July 2009, the EPA published notice of a proposed information collection request for coal- and oil-fired electric utility steam generating units over 25 MW to develop proposed utility MACT standards for the control of mercury and other federal hazardous air pollutants.  Issuance of a final information collection request is anticipated in late 2009 or early 2010.  Alliant Energy, IPL and WPL are currently unable to predict the final outcome of the EPA’s potential standards to regulate mercury and other federal hazardous air pollutants, but expect that capital investments and/or modifications could be significant to comply with any such regulations.

Ozone NAAQS Rule - In March 2009, the EPA requested 180 days to review the revised 8-hour standard (0.075 parts per million) in response to a court challenge that the new standard is not stringent enough.  In September 2009, the EPA announced that it will reconsider both the primary and secondary 8-hour ozone NAAQS rulemaking that was issued in 2008.  The EPA’s timeline for the reconsidered ozone standard indicates that the revised rule will be issued by August 2010 and final designations of non-attainment areas will be issued by August 2011.  Alliant Energy, IPL and WPL are currently unable to predict the impact of any potential changes to the 8-hour standard on their financial condition and results of operations.

Fine Particle NAAQS Rule - In October 2009, the EPA announced final designation of PM2.5 non-attainment areas.  In Iowa and Minnesota, there were no areas in non-attainment of the PM2.5 standard.  In Wisconsin, the EPA determined three counties were in non-attainment of the PM2.5 standard; however, WPL does not have any generating facilities located in these non-attainment counties.

NO2 NAAQS Rule - In June 2009, the EPA published a proposed rule that would establish a new one-hour NO2 standard between 80 to 100 parts per billion (ppb) and associated ambient air monitoring requirements, while maintaining the current annual standard of 53 ppb.  Currently, there are no areas in the U.S. that are designated as non-attainment of the existing annual NO2 standards.  The EPA is under a court order to issue a final NO2 standard by January 2010 and could designate non-attainment areas by January 2012.  In the event of insufficient information, the CAA provides that the EPA can take an additional year to designate areas.  Alliant Energy, IPL and WPL are currently unable to predict the impact of any potential NO2 standard changes on their financial condition or results of operations and continue to monitor related regulatory developments.

Third Party Alleged Air Permitting Violation Claims - Citizen groups have pursued claims against utilities and permitting agencies for alleged air permitting violations.  WPL is aware of certain public comments or petitions from citizen groups that have been submitted to the Wisconsin DNR or to the EPA regarding the renewal of air operating permits at certain of its facilities.  WPL has since received renewal air permits for the Edgewater Generating Station (Edgewater), Nelson Dewey and Columbia that contain changes to permit conditions that resulted from the Wisconsin DNR’s review of the comments.  In December 2008, the Sierra Club submitted a notice of intent to sue the EPA for failure to respond to its petition encouraging the EPA to challenge the air permit issued by the Wisconsin DNR for Columbia.  In October 2009, the EPA responded to this petition regarding Columbia, granting one of three objections from the Sierra Club.  The Wisconsin DNR has 90 days from its receipt of the EPA’s response to resolve the objection identified by the EPA and reissue the permit.  Also in October 2009, the Sierra Club filed a petition with the EPA, encouraging the EPA to challenge certain permit conditions in the air permit renewal for Edgewater.  WPL is unable to predict what actions, if any, the Wisconsin DNR or the EPA may take in response to any comments or petitions for existing permits or proposed renewal permits.

In October 2009, WPL received from the Sierra Club a notice of intent to file a civil lawsuit based on allegations that major modifications were made at Nelson Dewey and Columbia without complying with the Prevention of Significant Deterioration (PSD) and Title V Operating Permit requirements of the CAA.  The allegations suggest that PSD permits that imposed Best Available Control Technology limits on emissions from the facilities should have been obtained for Nelson Dewey and Columbia.  If pursued and successful, this lawsuit could result in civil penalties and injunctive relief, as well as increased capital and operating expenditures at Nelson Dewey and Columbia.  WPL is reviewing the allegations and is currently unable to predict the impact of the allegations on its financial condition or results of operations.

GHG Emissions - In April 2009, the EPA issued a proposed rule to require reporting of GHG emissions from all sectors of the economy, including electric utility operations.  The GHG emissions covered by the proposed EPA reporting rule include CO2, methane (CH4), nitrous oxide (N2O), sulfur hexafluoride, hydrofluorocarbons (HFCs), perfluorocarbons and other fluorinated gases.  Emissions of GHG will be reported at the facility level in CO2-equivalent (CO2e) and include those facilities that emit 25,000 metric tons or more of CO2e annually.  The proposed rule does not require control of GHG emissions, rather it requires that sources above certain threshold levels monitor and report emissions.  The EPA anticipates that the data collected by this rule will improve the U.S. government’s ability to formulate a set of climate change policy options and to assess which industries, and how these industries, would be affected by the options.  In September 2009, the EPA issued a final rule for mandatory reporting of GHG emissions, which will become effective 60 days from publication in the Federal Register.  The final rule applies to electric utility and natural gas distribution operations.  The annual reporting compliance requirement begins for the calendar year 2010 with the first GHG emissions reports due by March 31, 2011.  In September 2009, Alliant Energy published a voluntary annual report which contains performance data on Alliant Energy’s CO2 emissions.  According to the report, Alliant Energy’s annual CO2 emissions, in terms of total mass, ranged from 21.9 million tons (or 19.9 million metric tons) to 24.0 million tons (or 21.8 million metric tons) during the preceding five calendar years.  These amounts represent emissions from IPL’s and WPL’s ownership portion of fossil-fueled electric generating units with a design nameplate of 25 MW or greater that are required to be equipped with continuous emissions monitoring systems.  Alliant Energy is in the process of analyzing its current reporting methodology for CO2 emissions to determine any changes required to conform to the EPA’s mandatory GHG emission reporting requirements.

In April 2009, the EPA also issued a “Proposed Endangerment and Cause or Contribute Findings for GHG under the CAA.”  This proposal includes two distinct findings regarding GHG emissions under the CAA.  First, the current and projected concentrations of GHG emissions in the atmosphere threaten the public health and welfare of current and future generations.  This is referred to as the endangerment finding and includes the six key GHG emissions identified in the EPA’s proposed reporting rule.  Second, the combined emissions of CO2, CH4, N2O, and HFCs from new motor vehicles and motor vehicle engines contribute to the atmospheric concentrations of these key GHG emissions and hence to the threat of climate change.  This is referred to as the cause or contribute finding.  The EPA’s proposed findings do not include any specific regulations that mandate reductions in GHG emissions.  However, finalization of these findings is requisite to EPA’s future issuance of regulations to reduce GHG emissions from motor vehicles or other emissions sources, which could include electric utility operations.  The implications of the EPA’s findings are highly uncertain including the nature or timing related to future issuance of regulations mandating reductions of GHG emissions.  Alliant Energy, IPL and WPL are currently unable to predict the final outcome of the EPA’s findings, but expect that capital investments and/or modifications could be significant to comply with any regulations issued to reduce GHG emissions.

In September 2009, the EPA announced a proposed rule for regulation of GHG emissions.  This proposed rule defines when CAA permits under the Prevention of Significant Deterioration and Title V programs would be required for new and existing large industrial facilities.  The proposed rule would create a new emissions threshold (25,000 tons per year CO2e) for GHG emissions.  New and significantly modified facilities would be required to obtain permits that demonstrate use of the Best Available Control Technologies and energy efficiency measures to minimize GHG emissions.  Existing facilities may also be required to obtain a revised permit if their GHG emissions exceed the proposed threshold.  Alliant Energy, IPL and WPL are currently unable to predict the final outcome of the EPA’s proposed permitting rule, but expect that capital investments and/or modifications could be significant.

In May 2009, Alliant Energy committed to participate in Phase II of the Chicago Climate Exchange (CCX) for the period from 2007 through 2010.  CCX is a voluntary market-based emission cap-and-trade program for reducing GHG emissions, including CO2.

Refer to “Rates and Regulatory Matters - GHG Emissions and Renewable Energy Standards Legislative Developments” for discussion of the proposed legislation, which contain cap-and-trade GHG emissions reduction programs.

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

Wisconsin State Thermal Rule - In May 2009, the Wisconsin Natural Resources Board approved the Wisconsin DNR rule regarding the amount of heat that WPL’s generating facilities can discharge into Wisconsin waters.  A final rule requires approval by the Wisconsin Legislature and the EPA and is anticipated to be effective in the first half of 2010.  WPL continues to evaluate the rule and the variance provisions included in the rule.  At this time, WPL is unable to predict the final requirements of this rule, but believes that required capital investments and/or modifications resulting from this rule could be significant.

Hydroelectric Fish Passages and Fish Protective Devices - In January 2009, FERC approved an extension for WPL to complete the construction and installation of the fish protective device at one of its hydroelectric generating facilities by June 30, 2010.  Alliant Energy and WPL believe the required capital investments and/or modification to comply with the FERC order for fish passages and fish protective devices at its hydroelectric generating facility could be significant.

Land and Solid Waste -
Coal Combustion By-products (CCB) - In the first half of 2009, IPL and WPL received information collection requests from the EPA for data on the coal ash surface impoundments at ten and four of their facilities, respectively.  IPL and WPL have responded to all of these requests.  The EPA plans to evaluate the information and intends to issue proposed regulations for public comment in late 2009.  Proposed regulations could impose additional requirements with significant impact for CCB management, beneficial use applications and disposal.  Alliant Energy, IPL and WPL are currently unable to predict the impact of these information collection requests or potential regulations resulting from such requests.

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

Commodity Price Risk - Alliant Energy’s and WPL’s retail electric margins are exposed to commodity price risk due to the retail recovery mechanism in Wisconsin for fuel-related costs.  Refer to “Rates and Regulatory Matters” for discussion of an order issued by the PSCW in September 2009 that sets WPL’s retail electric fuel rates currently in effect subject to refund for the period from Sep. 1, 2009 until the date the next fuel-related order issued by the PSCW is effective.  WPL currently anticipates the next such order from the PSCW will be effective Jan. 1, 2010.

Alliant Energy, IPL and WPL have exposure to market fluctuations in commodity prices of certain materials procured for their infrastructure investment programs.  In 2008, Corporate Services, as agent for IPL and WPL, entered into a master supply agreement with Vestas to purchase 500 MW of wind turbine generator sets and related equipment.  The master supply agreement includes pricing terms that are subject to change if steel prices change by more than 10% between measurement dates defined in the master supply agreement.  Assuming changes in steel prices are sufficient to warrant a change in the pricing terms, the impact of each incremental 10% increase (decrease) in steel prices will increase (decrease) the anticipated purchase price of the wind turbine generator sets and related equipment as of Sep. 30, 2009 by approximately $1.3 million, $0.4 million and $0.9 million for Alliant Energy, IPL and WPL, respectively.

Currency Exchange Rate Risk - Alliant Energy and IPL are exposed to risk resulting from changes in currency exchange rates as a result of Corporate Services’ master supply agreement with Vestas to purchase wind turbine generator sets and related equipment.  A portion of the future payments under the master supply agreement are denominated in Euros, and therefore, are subject to currency exchange risk with fluctuations in currency exchange rates.  The impact of a hypothetical 10% increase (decrease) in currency exchange rates on the future Euro-denominated payments under the master supply agreement would increase (decrease) the anticipated purchase price of the wind turbine generator sets and related equipment as of Sep. 30, 2009 by approximately $8.7 million for Alliant Energy and IPL.

Interest Rate Risk - Alliant Energy, IPL and WPL are exposed to risk resulting from changes in interest rates as a result of their issuance of variable-rate short-term borrowings, IPL’s accounts receivable sale program and variable-rate leasing agreements.  Assuming the impact of a hypothetical 100 basis point increase (decrease) in interest rates on consolidated variable-rate short-term borrowings held, the amount outstanding under IPL’s accounts receivable sale program and variable-rate lease balances at Sep. 30, 2009, Alliant Energy’s, IPL’s and WPL’s annual pre-tax expense would increase (decrease) by approximately $2.3 million, $0.6 million and $0, respectively.

Alliant Energy and WPL are also exposed to risk resulting from changes in interest rates as a result of balances of cash and cash equivalents that are currently invested in money market funds with yields that may fluctuate daily.  Assuming the impact of a hypothetical 100 basis point increase (decrease) in interest rates on Alliant Energy’s and WPL’s money market fund investments at Sep. 30, 2009, Alliant Energy’s and WPL’s annual interest income would increase (decrease) by approximately $1.7 million and $0.9 million, respectively.  Refer to Note 1(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on Alliant Energy’s investments in money market funds.

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

Accounting for Contingencies - Refer to Note 1(d) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of the cost cap included in the IUB order authorizing IPL to construct the 200 MW wind project referred to as Whispering Willow - East and management’s current assessment that the construction costs incurred through Sep. 30, 2009 are prudent and reasonable.  Refer to Note 12 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s, IPL’s and WPL’s current contingencies.

Regulatory Assets and Liabilities - Refer to Note 1(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of management’s assessment that the regulatory assets associated with costs for IPL’s and WPL’s proposed base-load, clean air compliance and wind projects are probable of future recovery as of Sep. 30, 2009.

Asset Valuations of Long-Lived Assets to be Held and Used - At Sep. 30, 2009, IPL had $5 million of long-lived assets recognized on its balance sheet for the underground steam distribution system and temporary steam generating system used to provide service to steam customers in downtown Cedar Rapids.  Refer to Note 1(d) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of the $4 million impairment charge recorded by IPL in the second quarter of 2009 for these long-lived assets as a result of a recent decision by IPL to discontinue providing steam service to the portion of its steam customers in downtown Cedar Rapids in the next 12 months.

Unbilled Revenues - At Sep. 30, 2009 and Dec. 31, 2008, unbilled revenues related to Alliant Energy’s utility operations were $131 million ($70 million at IPL and $61 million at WPL) and $186 million ($94 million at IPL and $92 million at WPL), respectively.  Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins - Unbilled Revenue Estimates” for discussion of adjustments to unbilled electric revenue estimates in the second quarters of 2009 and 2008.

Income Taxes -
Net Operating Loss Utilization - In February 2009, SB 62 was enacted.  The current provisions of SB 62 make it unlikely that Alliant Energy will be able to utilize a majority of its current Wisconsin net operating loss carryforwards before they expire.  As a result, Alliant Energy recorded a valuation allowance for the deferred tax assets associated with its Wisconsin net operating loss carryforwards, which increased income tax expense by $6 million in the first quarter of 2009.  At Sep. 30, 2009, Alliant Energy had deferred tax asset valuation allowances related to Wisconsin net operating loss carryforwards of $19 million.

Capital Loss Utilization - The provisions of SB 62 and WPL’s recent plans to be included in Iowa consolidated returns in order to take advantage of efficiencies that will likely be available as a result of IPL and WPL sharing resources and facilities resulted in changes in expected state apportioned income tax rates.  These changes in expected state apportioned income tax rates resulted in changes in the amount of deferred tax assets related to Wisconsin capital loss carryforwards and associated valuation allowances in the first quarter of 2009.  At Sep. 30, 2009, Alliant Energy had deferred income tax asset valuation allowances related to Wisconsin capital loss carryforwards of $9 million.

Refer to Note 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion of tax matters, including uncertain tax positions related to a change in the tax methods for accounting for repairs expenditures and allocating flood insurance proceeds recognized in the third quarter of 2009.

Other Future Considerations - A summary of Alliant Energy’s, IPL’s and WPL’s other future considerations is included in the 2008 Form 10-K and such considerations have not changed materially from the items reported in the 2008 Form 10-K, except as described below.

Severe Midwest Weather in June 2008 - Alliant Energy and IPL are substantially finished with the rebuilding and restoration activities associated with property damage caused by last year’s severe Midwest weather.  Alliant Energy and IPL currently estimate the total cost to be incurred in 2009 for the rebuilding and restoration activities will be approximately $100 million, the majority of which was incurred in the first half of 2009.  These costs are largely due to the capital expenditures required for rebuilding and restoration activities at IPL’s Prairie Creek Generating Station, which is expected to return to full operations in the fourth quarter of 2009.  Covered flood losses surpassed the $100 million coverage limit under Alliant Energy’s property insurance policy in the first quarter of 2009 therefore all costs incurred after the first quarter of 2009 will be borne by Alliant Energy and IPL unless recovery of these costs is permitted by regulators.  Alliant Energy currently estimates its 2009 utilities earnings will decrease by approximately $0.03 per share due to operating expenses it expects to incur in 2009 for restoration activities that may not be recoverable from ratepayers.  Refer to Note 4(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional details of reimbursements of covered flood losses under Alliant Energy’s property insurance policy.  Refer to “Rates and Regulatory Matters - Other Recent Regulatory Developments - Severe Midwest Flooding” for discussion of filings with the IUB and MPUC requesting recovery of incremental operation and maintenance expenses incurred as a result of the severe Midwest flooding.

IPL’s Electric Transmission Service Charges - In September 2009, ITC posted to MISO its final 2008 true-up adjustment based on its net revenue requirement less actual revenues received in 2008.  ITC reported it under-recovered approximately $53 million in 2008.  MISO is expected to add approximately $50 million of this under-recovered amount to the rate billed to IPL for transmission services in 2010.

In October 2009, ITC filed with MISO a revised Attachment “O” which calculates the rate ITC proposes to charge its customers for transmission services in 2010 and is based on forward-looking data as well as the 2008 true-up adjustment discussed in the previous paragraph.  The 2010 rate included in the revised Attachment “O” is approximately 60% higher than the rate ITC is charging IPL in 2009.  Based on this level of rate increase for 2010, IPL estimates its annual electric transmission service charges for 2010 will be approximately $85 million to $95 million higher than 2009.  IPL is assessing cost recovery options to mitigate the impact of the proposed 2010 rate increase.  Refer to “Rates and Regulatory Matters - Utility Rate Cases - IPL’s 2009 Iowa Retail Rate Case” for discussion of a recent proposal by IPL to implement an automatic adjustment clause for annual changes in transmission service costs effective with the implementation of final rates in its 2009 Iowa retail rate case.  Alliant Energy and IPL are currently unable to predict the ultimate impact of ITC’s proposed transmission rate increase for 2010, but believe it could have a material impact on their financial condition, results of operations and cash flows in 2010.

In April 2009, FERC denied IPL’s FERC 206 complaint filed against ITC concerning certain cost components included in ITC’s 2009 transmission rates.  FERC concluded that IPL had not presented adequate evidence that ITC’s formula rate implementation produced unjust and unreasonable rates with respect to operations and maintenance and administrative and general expenses for 2009.  FERC also rejected IPL’s allegations that ITC had not been adequately forthcoming with information about its projected rates and true-up.  In May 2009, IPL filed a request for rehearing with FERC.  In June 2009, FERC granted IPL’s request for rehearing, however, it is unknown when FERC will take final action on the complaint.

Electric Sales Projections -
Customer Owned Generation - Archer Daniels Midland (ADM), owner of wet corn milling plants in Iowa and historically one of IPL’s largest industrial customers, is in the final stages of constructing two (one is 105 MW and one is 75 MW) cogeneration facilities in Clinton, Iowa to meet its own electric demand.  Roquette America, owner of a wet corn milling plant in Iowa and one of IPL’s largest industrial customers, has constructed a 34 MW cogeneration facility in Keokuk, Iowa to partially meet its own electric demand.  The transition of ADM and Roquette America to their cogeneration facilities is expected to result in a material reduction to Alliant Energy’s and IPL’s future electric industrial sales as well as electric margins.  ADM began the transition to its cogeneration facilities in the first quarter of 2009 and is expected to fully transition in the fourth quarter of 2009.  Roquette America transitioned to its cogeneration facilities in the second quarter of 2009.

Economic Conditions - Alliant Energy, IPL and WPL are expecting continued declines in electric sales in 2009 compared to 2008 due to plant closures and shift reductions at several manufacturing customers in Alliant Energy’s, IPL’s and WPL’s service territories that were announced during the nine months ended Sep. 30, 2009.

Incentives for Wind Projects - Alliant Energy’s, IPL’s and WPL’s corporate strategy includes building or acquiring several wind projects to produce electricity to meet customer demand and renewable portfolio standards.  In addition to producing electricity, these wind projects may also generate material incentives depending on when they begin commercial operations.  The ARRA enacted in February 2009 provides incentives to owners of wind projects placed into service between Jan. 1, 2009 and Dec. 31, 2012.  The incentives available to qualified wind projects under the ARRA include either production tax credits for a 10-year period based on the electricity output generated by the wind project, an investment tax credit equal to 30% of the qualified cost basis of the wind project or a government grant equal to 30% of the qualified cost basis of the wind project.  The government grant incentive is only available for qualified wind projects that are placed into service in 2009 or 2010 and qualified wind projects that began construction in 2009 or 2010 and are placed into service by Dec. 31, 2012.  Alliant Energy’s utility generation plan has three wind projects that are expected to qualify for one of these incentives based on the provisions of the ARRA.  These three wind projects are IPL’s Whispering Willow - East wind project (200 MW capacity) that is expected to begin commercial operation in late 2009, WPL’s Bent Tree wind project (200 MW capacity) that is expected to begin commercial operation in 2011, and IPL’s Whispering Willow - West wind project (100 MW capacity) that is expected to begin commercial operation in 2011 pending regulatory approval for the project.  Alliant Energy, IPL and WPL are currently evaluating all incentive options available for these three projects.  In addition, WPL is expected to recognize approximately $3 million to $5 million of production tax credits per year for a 10-year period for its Cedar Ridge wind project (68 MW capacity) that began commercial operations in December 2008.  Any incentives for IPL’s and WPL’s wind projects are expected to be utilized in determining customers’ rates.

ARRA Smart Grid Grants - In October 2009, WPL was notified by the DOE that it will receive a $3.2 million Distribution Automation grant related to its AMI implementation.  The grant is expected to allow WPL to make its existing infrastructure more efficient and reduce the need for equipment upgrades as it continues its Smart Grid efforts.  This grant will reduce the revenue requirement for qualified investments for this project and therefore would be expected to be utilized in establishing customers’ rates.

Resources’ Cedar River Railroad Bridge Grant - Resources’ railroad bridge over the Cedar River was severely damaged by flooding in June 2008.  Resources’ reconstruction of the bridge was completed in July 2009.  Costs incurred by Resources for clean up and reconstruction of the bridge due to the flood damage were $9 million.  In May 2009, Resources was notified that it was awarded a $7 million grant from the Federal Railroad Administration (FRA), which will cover the majority of the cost to replace the bridge.  Resources is currently unable to determine when it will receive the $7 million from the FRA.  Any grant amounts received by Resources will primarily be used to reduce property, plant and equipment and therefore will not have a material impact on Alliant Energy’s results of operations.

Resources’ Interchange Project Grant Application - In the third quarter of 2009, Resources, along with the Iowa Department of Transportation, applied for a $7 million grant made available through the ARRA.  This grant is specific to the transportation industry and is available through the Transportation Investment Generating Economic Recovery Discretionary Grant process.  Any grant amounts received by Resources will be used to cover a majority of the engineering, procurement and construction costs for the addition of two rail spurs in Iowa.  Resources is currently unable to determine whether it will be awarded the $7 million grant funds.  Any grant amounts received by Resources will be used to reduce property, plant and equipment and therefore will not have a material impact on Alliant Energy’s results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4.  CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the quarter ended Sep. 30, 2009 pursuant to the requirements of the Securities Exchange Act of 1934.  Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended Sep. 30, 2009.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended Sep. 30, 2009 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Alliant Energy - Alliant Energy and Resources received a notice of default, dated Sep. 4, 2008 (Notice of Default), from U.S. Bank National Association as successor indenture trustee (Trustee) pursuant to which the Trustee asserted that Resources was in default under the Indenture with respect to the Exchangeable Senior Notes due 2030 (Notes), which were issued by Resources and were guaranteed by Alliant Energy.  The alleged default related to a provision of the Indenture that provided that if Resources transferred all or substantially all of its properties and assets to a third party, then the transferee must be organized and existing under the laws of the U.S. or a state thereof and assume Resources’ obligations under the Notes and the Indenture.  The Trustee alleged in the Notice of Default that Resources transferred substantially all of its assets without complying with the Indenture and, as a result, a default had occurred under the Indenture.  On Sep. 4, 2008, the Trustee also filed a complaint seeking a declaratory judgment that Resources was in breach of the Indenture.

On Sep. 30, 2009, Alliant Energy, Resources and the Trustee filed a Stipulation of Dismissal with the U.S. District Court for the Western District of Wisconsin, which dismissed the lawsuit on its merits and with prejudice.  Refer to Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s tender offer and consent solicitation for the Notes that resulted in the dismissal of such lawsuit.

On Feb. 27, 2009, a purported shareowner filed in the Circuit Court for Dane County, Wisconsin, a derivative complaint against certain current and former officers and directors of Alliant Energy alleging that such officers and directors breached their fiduciary duties by approving sales of assets of Resources in violation of the Indenture and wasting Alliant Energy’s assets by compensating such officers and directors in connection with such sales.  Alliant Energy believes the derivative complaint is without merit and intends to vigorously defend against this litigation.  The purported shareowner had previously made a demand asking the Board of Directors to take action to remedy the alleged breaches of fiduciary duties by certain officers and directors.  Under Wisconsin law, if a shareowner commences a derivative proceeding after making such a demand, the court must dismiss such a derivative proceeding if a committee of independent directors appointed by independent directors determines, acting in good faith after conducting a reasonable inquiry upon which its conclusions are based, that maintenance of the derivative proceeding is not in the best interests of the corporation.  The independent directors of Alliant Energy appointed such a special litigation committee of independent directors, which conducted an inquiry into the allegations made in the demand from the purported shareowner and in a report delivered to Alliant Energy determined that maintenance of the derivative proceeding is not in the best interests of Alliant Energy.  Based on that report, on Sep. 14, 2009, Alliant Energy filed a motion to dismiss the derivative proceeding in the Circuit Court for Dane County, Wisconsin.

ITEM 1A.  RISK FACTORS

A summary of Alliant Energy’s, IPL’s and WPL’s risk factors is included in Item 1A in the 2008 Form 10-K and such risk factors have not changed materially from the items reported in the 2008 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended Sep. 30, 2009 was as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Purchased as	Value) of Shares That
	of Shares	Paid Per	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Share	Announced Plan	Under the Plan (a)
July 1 to July 31	9,178	$25.31	--	N/A
Aug. 1 to Aug. 31	4,462	26.41	--	N/A
Sep. 1 to Sep. 30	182	27.08	--	N/A
	13,822	25.69	--

(a)
Includes 182, 3,848 and 182 shares of Alliant Energy common stock for July 1 to July 31, Aug. 1 to Aug. 31, and Sep. 1 to Sep. 30, respectively, purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan (DCP).  There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date.  Also includes 8,996 and 614 shares of Alliant Energy common stock for July 1 to July 31 and Aug. 1 to Aug. 31, respectively, transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the EIP.

Refer to Note 7(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of restrictions on IPL’s and WPL’s distributions to their parent company.

ITEM 6.  EXHIBITS

The following Exhibits are filed herewith or incorporated herein by reference.

4.1
Sixth Supplemental Indenture, dated Sep. 28, 2009, to the Indenture, dated as of Nov. 4, 1999, between Alliant Energy and U.S. Bank National Association (N.A.), as  Trustee (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, dated Sep. 28, 2009 (File No. 1-9894))

4.2
Second Amended and Restated Five Year Credit Agreement, dated Nov. 7, 2006, among Alliant Energy and the Banks set forth therein (incorporated by reference to Exhibit 4.4 to Alliant Energy’s Registration Statement on Form S-3 (Reg. No. 333-162214))

4.3
Credit Agreement, dated Sep. 16, 2009, among Alliant Energy, Citibank, N.A. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.6 to Alliant Energy’s Registration Statement on Form S-3 (Reg. No. 333-162214))

4.4
Second Amended and Restated Five Year Credit Agreement, dated Nov. 7, 2006, among WPL and the Banks set forth therein (incorporated by reference to Exhibit 4.8 to Alliant Energy’s Registration Statement on Form S-3 (Reg. No. 333-162214))

4.5
Second Amended and Restated Five Year Credit Agreement, dated Nov. 7, 2006, among IPL and the Banks set forth therein (incorporated by reference to Exhibit 4.16 to Alliant Energy’s Registration Statement on Form S-3 (Reg. No. 333-162214))

4.6
Senior Note Indenture, dated as of Sep. 30, 2009, between Alliant Energy and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.28 to Alliant Energy’s Registration Statement on Form S-3 (Reg. No. 333-162214))

4.7
Officer’s Certificate, dated Sep. 30, 2009, creating the 4.00% Senior Notes due Oct. 15, 2014 of Alliant Energy (incorporated by reference to Exhibit 4.2 to Alliant Energy’s Form 8-K, dated Sep. 30, 2009 (File No. 1-9894))

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 30th day of October 2009.

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

WISCONSIN POWER AND LIGHT COMPANY
Registrant

By: /s/ Thomas L. Hanson                                              Vice President-Controller and Chief Accounting Officer
Thomas L. Hanson                                                          (Principal Accounting Officer and Authorized Signatory)

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

Exhibit Index to Quarterly Report on Form 10-Q
For the quarter ended Sep. 30, 2009

Exhibit
Number                     Description

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