Form 10-K
period 2009-12-31
INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2010-02-26
CIK 52485, 107832, 352541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Securities registered pursuant to Section 12 (b) of the Act:
Name of Each Exchange
	Title of Class	on Which Registered
Alliant Energy Corporation	Common Stock, $0.01 Par Value	New York Stock Exchange
Alliant Energy Corporation	Common Share Purchase Rights	New York Stock Exchange
Interstate Power and Light Company	8.375% Series B Cumulative Preferred Stock,	New York Stock Exchange
$0.01 Par Value
Interstate Power and Light Company	7.10% Series C Cumulative Preferred Stock,	New York Stock Exchange
$0.01 Par Value
Wisconsin Power and Light Company	4.50% Preferred Stock, No Par Value	NYSE Amex LLC

Securities registered pursuant to Section 12 (g) of the Act:  Wisconsin Power and Light Company Preferred Stock
(Accumulation without Par Value)

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Alliant Energy Corporation	Yes [X]	No [ ]
Interstate Power and Light Company	Yes [ ]	No [X]
Wisconsin Power and Light Company	Yes [ ]	No [X]

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ]  No [X]

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
Smaller
	Large			Reporting
	Accelerated	Accelerated	Non-accelerated	Company
	Filer	Filer	Filer	Filer
Alliant Energy Corporation	[X]
Interstate Power and Light Company			[X]
Wisconsin Power and Light Company			[X]

Indicate by checkmark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2009:
Alliant Energy Corporation	$2.9 billion
Interstate Power and Light Company	$--
Wisconsin Power and Light Company	$--

Number of shares outstanding of each class of common stock as of Jan. 29, 2010:

Alliant Energy Corporation	Common stock, $0.01 par value, 110,668,977 shares outstanding
Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statements relating to Alliant Energy Corporation’s and Wisconsin Power and Light Company’s 2010 Annual Meetings of Shareowners are, or will be upon filing with the Securities and Exchange Commission, incorporated by reference into Part III hereof.

FORWARD-LOOKING STATEMENTS
Statements contained in this Annual Report on Form 10-K that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements.  Some, but not all, of the risks and uncertainties of Alliant Energy Corporation (Alliant Energy), Interstate Power and Light Company (IPL) and Wisconsin Power and Light Company (WPL) include:

·	federal and state regulatory or governmental actions, including the impact of energy-related and tax legislation and of regulatory agency orders;
·
IPL’s and WPL’s ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs, deferred expenditures and capital expenditures, including any construction costs incurred over the predetermined level included in the advanced rate making principles for IPL’s Whispering Willow - East wind project, costs related to generating units that may be permanently closed, the earning of reasonable rates of return, and the payment of expected levels of dividends;

·
the state of the economy in IPL’s and WPL’s service territories and resulting implications on sales, margins and ability to collect unpaid bills, in particular as a result of current economic conditions;

·	weather effects on results of operations;
·
developments that adversely impact their ability to implement their strategic plans including unanticipated issues in connection with construction and operation of IPL’s and WPL’s new wind generating facilities, WPL’s potential purchase of the Riverside Energy Center (Riverside), and unfavorable regulatory outcomes;

·
issues related to the availability of generating facilities and the supply and delivery of fuel and purchased electricity and price thereof, including the ability to recover and to retain the recovery of purchased power, fuel and fuel-related costs through rates in a timely manner;

·	the impact that fuel and fuel-related prices and other economic conditions may have on IPL’s and WPL’s customers’ demand for utility services;
·	impacts that storms or natural disasters in IPL’s and WPL’s service territories may have on their operations and rate relief for costs associated with restoration activities;
·
issues associated with environmental remediation efforts and with environmental compliance generally, including changing environmental laws and regulations, the ability to defend against environmental claims brought by state and federal agencies, such as the United States of America (U.S.) Environmental Protection Agency (EPA), or third parties such as the Sierra Club, and the ability to recover through rates all environmental compliance costs, including costs for projects put on hold due to uncertainty of future environmental laws and regulations;

·	their ability to continue cost controls and operational efficiencies;
·	potential impacts of any future laws or regulations regarding global climate change or carbon emissions reductions, including those that contain a proposed greenhouse gas (GHG) cap-and-trade program;
·	continued access to the capital markets on competitive terms and rates;
·	financial impacts of risk hedging strategies, including the impact of weather hedges or the absence of weather hedges on earnings;
·
sales and project execution for RMT, Inc. (RMT), the level of growth in the wind and solar development market and the impact of the American Recovery and Reinvestment Act of 2009, and pending legislation;

·
issues related to electric transmission, including operating in Regional Transmission Organization (RTO) energy and ancillary services markets, the impacts of potential future billing adjustments from RTOs and recovery of costs incurred;

·	unplanned outages, transmission constraints or operational issues impacting fossil or renewable generating facilities and risks related to recovery of resulting incremental costs through rates;
·	Alliant Energy’s ability to successfully defend against, and any liabilities arising out of, the purported shareowner derivative complaint stemming from the Exchangeable Senior Notes due 2030;
·
Alliant Energy’s ability to successfully defend against, and any liabilities arising out of, the alleged violation of the Employee Retirement Income Security Act of 1974 by Alliant Energy’s Cash Balance Pension Plan;

·	current or future litigation, regulatory investigations, proceedings or inquiries;
·	Alliant Energy’s ability to sustain its dividend payout ratio goal;
·	the direct or indirect effects resulting from terrorist incidents or responses to such incidents;
·	employee workforce factors, including changes in key executives, collective bargaining agreements and negotiations, work stoppages or additional restructurings;
·	access to technological developments;
·	any material post-closing adjustments related to any of their past asset divestitures;

·	the impact of necessary accruals for the terms of incentive compensation plans;
·	the effect of accounting pronouncements issued periodically by standard-setting bodies;
·	increased retirement and benefit plan costs;
·	the ability to utilize tax capital losses and net operating losses generated to date, and those that may be generated in the future, before they expire;
·	their ability to successfully complete ongoing tax audits and appeals with no material impact on earnings and cash flows;
·	inflation and interest rates; and
·	factors listed in Item 1A Risk Factors and “Other Matters - Other Future Considerations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MDA).

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

PART I

This Annual Report on Form 10-K includes information relating to Alliant Energy, IPL and WPL (as well as Alliant Energy Resources, LLC (Resources) and Alliant Energy Corporate Services, Inc. (Corporate Services)).  Where appropriate, information relating to a specific entity has been segregated and labeled as such.  Unless otherwise noted, the information herein has been revised to exclude discontinued operations for all periods presented.  Refer to Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for information on businesses reported as discontinued operations.

ITEM 1.  BUSINESS

A.  GENERAL
Alliant Energy was incorporated in Wisconsin in 1981 and maintains its principal executive offices in Madison, Wisconsin.  Alliant Energy operates as a regulated investor-owned public utility holding company.  Alliant Energy’s primary focus is to provide regulated electricity and natural gas service to approximately 1 million electric and approximately 412,000 natural gas customers in the Midwest through its two public utility subsidiaries.  The primary first tier subsidiaries of Alliant Energy are: IPL, WPL, Resources and Corporate Services.  An illustration of Alliant Energy’s first tier subsidiaries is shown below.

Alliant Energy

IPL	WPL	Resources	Corporate Services

A brief description of the primary first tier subsidiaries of Alliant Energy is as follows:

1)  IPL - was incorporated in 1925 in Iowa as Iowa Railway and Light Corporation.  IPL is a public utility engaged principally in the generation and distribution of electric energy and the distribution and transportation of natural gas in selective markets in Iowa and southern Minnesota.  In Iowa, IPL provides utility services to incorporated communities as directed by the Iowa Utilities Board (IUB) and utilizes non-exclusive franchises, which cover the use of public right-of-ways for utility facilities in incorporated communities for a maximum term of 25 years.  At Dec. 31, 2009, IPL supplied electric and gas service to 525,334 and 233,841 retail customers, respectively.  IPL also provides steam services to certain customers in Cedar Rapids, Iowa and various other energy-related products and services.  In 2009, 2008 and 2007, IPL had no single customer for which electric, gas, steam and/or other sales accounted for 10% or more of IPL’s consolidated revenues.

2)  WPL - was incorporated in 1917 in Wisconsin as Eastern Wisconsin Electric Company.  WPL is a public utility engaged principally in the generation and distribution of electric energy and the distribution and transportation of natural gas in selective markets in southern and central Wisconsin.  WPL operates in municipalities pursuant to permits of indefinite duration and state statutes authorizing utility operation in areas annexed by a municipality.  At Dec. 31, 2009, WPL supplied electric and gas service to 453,573 and 177,968 retail customers, respectively.  WPL also provides various other energy-related products and services.  In 2009, 2008 and 2007, WPL had no single customer for which electric, gas and/or other sales accounted for 10% or more of WPL’s consolidated revenues.  WPL Transco LLC is a wholly-owned subsidiary of WPL and holds WPL’s investment in the American Transmission Company LLC (ATC).

3)  RESOURCES - was incorporated in 1988 in Wisconsin.  In 2008, Resources was converted to a limited liability company.  Alliant Energy’s non-regulated investments are organized under Resources.  Refer to “D. Information Relating to Non-regulated Operations” for additional details.

4)  CORPORATE SERVICES - was incorporated in 1997 in Iowa.  Corporate Services provides administrative services to Alliant Energy and its subsidiaries.

Refer to Note 14 of the “Notes to Consolidated Financial Statements” for further discussion of business segments, which information is incorporated herein by reference.

B.  INFORMATION RELATING TO ALLIANT ENERGY ON A CONSOLIDATED BASIS

1)  EMPLOYEES - At Dec. 31, 2009, Alliant Energy’s consolidated subsidiaries had the following full- and part-time employees:

	Number of	Number of	Total	Percentage of Employees
	Bargaining Unit	Other	Number of	Covered by Collective
	Employees	Employees	Employees	Bargaining Agreements
Corporate Services	--	1,442	1,442	--
IPL	1,167	268	1,435	81%
WPL	1,203	95	1,298	93%
Resources:
RMT	--	661	661	--
Other	84	37	121	69%
	2,454	2,503	4,957	50%

At Dec. 31, 2009, Alliant Energy employees covered by collective bargaining agreements were as follows (International Union of Operating Engineers (IUOE); International Brotherhood of Electrical Workers (IBEW)):

	Number of	Contract
	Employees	Expiration Date
IPL:
IBEW Local 204 (Cedar Rapids)	748	8/31/10
IUOE Local 275	12	12/1/10
IBEW Local 204 (Emery)	13	2/12/11
IBEW Local 1439	18	6/30/11
IBEW Local 1455	5	6/30/11
IBEW Local 949	229	9/30/12
IBEW Local 204 (Dubuque)	100	9/30/12
IBEW Local 204 (Mason City)	42	9/30/12
	1,167
WPL - IBEW Local 965	1,203	5/31/11
Resources - Various	84	Various
	2,454

2)  CAPITAL EXPENDITURE AND INVESTMENT PLANS - Refer to “Liquidity and Capital Resources - Cash Flows - Investing Activities - Construction and Acquisition Expenditures” in MDA for discussion of anticipated construction and acquisition expenditures for 2010, 2011 and 2012.

3)  REGULATION - Alliant Energy, IPL and WPL are subject to regulation by various federal, state and local agencies.  The following includes the primary regulations impacting Alliant Energy’s, IPL’s and WPL’s businesses.

Federal Energy Regulatory Commission (FERC) -
Public Utility Holding Company Act of 2005 (PUHCA 2005) - Alliant Energy is registered with FERC as a public utility holding company, pursuant to PUHCA 2005, and is required to maintain certain records and to report certain transactions involving its public utilities and other entities regulated by FERC.  IPL and WPL are subject to regulation by FERC under PUHCA 2005 for various issues including, but not limited to, affiliate transactions, public utility mergers, acquisitions and dispositions, issuance of securities (IPL only) and books and records requirements.

Energy Policy Act - The Energy Policy Act requires creation of an Electric Reliability Organization (ERO) to provide oversight by FERC.  FERC designated the North American Electric Reliability Corporation (NERC) as the overarching ERO.  The Midwest Reliability Organization, which is a regional member of NERC, has direct responsibility for mandatory electric reliability standards for IPL and WPL.

Federal Power Act - FERC also has jurisdiction, under the Federal Power Act, over certain electric utility facilities and operations, electric wholesale and transmission rates, dividend payments and accounting practices of IPL and WPL.

Electric Wholesale Rates - Corporate Services, as agent for both IPL and WPL, has received wholesale electric market-based rate authority from FERC.  Market-based rate authorization allows for wholesale sales of electricity within the Midwest Independent Transmission System Operator (MISO) energy and ancillary services markets and in bilateral markets, based on the market value of the transactions.

Electric Transmission Rates - FERC regulates the rates charged for electric transmission facilities used in interstate commerce.  Neither IPL nor WPL own or operate electric transmission facilities; however, both IPL and WPL pay for the use of the interstate electric transmission system based upon FERC-regulated rates.  IPL relies primarily upon the use of the ITC Midwest LLC (ITC) transmission system.  Refer to “Other Matters - Other Future Considerations - IPL’s Electric Transmission Service Charges” in MDA for additional information regarding transmission service charges from ITC, including a FERC 206 complaint filed by IPL against ITC in 2008.  WPL relies primarily upon the use of the ATC transmission system.

National Gas Act - FERC regulates the transportation and sale for resale of natural gas in interstate commerce under the Natural Gas Act.  Under the Natural Gas Act, FERC has authority over certain natural gas facilities and operations of IPL and WPL.

Environmental - The EPA administers certain federal regulatory programs and has delegated the administration of other environmental regulatory programs to the applicable state environmental agencies.  In general, the state agencies have jurisdiction over air and water quality, hazardous substances management and transportation, and solid waste management requirements.  In certain cases, the state environmental agencies have delegated the administration of environmental programs to local agencies.  Alliant Energy, IPL and WPL are subject to these environmental regulations as a result of their current and past operations.

IUB - IPL is subject to regulation by the IUB related to its operations in Iowa for various issues including, but not limited to, retail utility rates and standards of service, accounting requirements and approval of the location and construction of electric generating facilities.

Retail Utility Base Rates - IPL files periodic requests with the IUB for retail rate relief.  These filings are based on historical test periods.  The historical test periods may be adjusted for certain known and measurable capital additions placed in service by IPL within nine months from the end of the historical test period and certain known and measurable operating and maintenance expenses incurred by IPL within 12 months of the commencement of the proceeding.  The IUB must decide on requests for retail rate relief within 10 months of the date of the application for which relief is filed, or the interim rates granted become permanent.  Interim retail rates can be placed in effect 10 days after the rate application filing, subject to refund, and must be based on past precedent.

Retail Commodity Cost Recovery Mechanisms - IPL’s retail electric and natural gas tariffs contain an automatic adjustment clause for changes in prudently incurred commodity costs required to serve its retail customers.  Any over/under collection of commodity costs for each given month are automatically reflected in future billings to retail customers.

New Electric Generating Facilities - A Certificate of Public Convenience, Use and Necessity (GCU Certificate) application is required to be filed with the IUB for construction approval of any new electric generating facility located in Iowa with 25 megawatts (MW) or more of capacity.

Advance Rate Making Principles - Iowa Code §476.53 (formerly referred to as HF 577) provides Iowa utilities with rate making principles prior to making certain generation investments in Iowa.  Under Iowa Code §476.53, IPL must file for, and the IUB must provide, rate making principles for electric generating facilities located in Iowa that have received construction approval including new base-load (primarily defined as nuclear or coal-fired generation) facilities with a capacity of 300 MW or more, combined-cycle natural gas-fired facilities of any size and renewable generating resources, such as wind facilities, of any size.  Upon approval of rate making principles by the IUB, IPL must either build the facility under the approved rate making principles, or not at all.

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

Retail Utility Base Rates - WPL files periodic requests with the PSCW for retail rate relief.  These filings are required to be based on forward-looking test periods.  There is no statutory time limit for the PSCW to decide retail rate requests.  However, the PSCW attempts to process base retail rate cases in approximately 10 months and has the ability to approve interim retail rate relief, subject to refund, if necessary.

Retail Commodity Cost Recovery Mechanisms -
Electric - WPL’s retail electric rates are based on estimates of annual fuel-related costs (includes fuel and purchased power energy costs) anticipated during the test period.  During each electric retail rate proceeding, the PSCW sets fuel monitoring ranges based on the forecasted fuel-related costs used to determine rates in such proceeding.  If WPL’s actual fuel-related costs fall outside these fuel monitoring ranges, the PSCW can authorize an adjustment to future retail electric rates.

The fuel monitoring ranges set by the PSCW consist of unit cost variances between monitoring levels and actual unit costs and include three different ranges based on monthly costs, cumulative costs and revised forecasted annual costs during the test-year period.  In order for WPL, or others, to initiate a proceeding to change rates related to fuel-related costs during the test period, WPL, or others, must demonstrate: a) that either 1) any actual monthly costs during the test period exceeded the monthly ranges or 2) the actual cumulative costs to date during the test period exceeded the cumulative ranges; and b) that the annual projected costs (that include cumulative actual costs) for the test period also exceed the annual ranges.  In December 2009, the PSCW approved an order continuing WPL’s fuel monitoring ranges of plus or minus 8% for the monthly range; for the cumulative range, plus or minus 8% for the first month, plus or minus 5% for the second month, and plus or minus 2% for the remaining months of the monitoring period; and plus or minus 2% for the annual range.  For fuel-only retail rate changes, the PSCW attempts to provide interim changes effective within 21 days of notice to customers.  There is no statutory time limit for final fuel-only retail rate change decisions.

Natural Gas - WPL’s retail natural gas tariffs contain an automatic adjustment clause for changes in prudently incurred natural gas costs required to serve its retail gas customers.  Any over/under collection of natural gas costs for each given month are automatically reflected in future billings to retail customers.

New Electric Generating Facilities - A Certificate of Authority (CA) application is required to be filed with the PSCW for construction approval of any new electric generating facility with a capacity of less than 100 MW.  A Certificate of Public Convenience and Necessity (CPCN) application is required to be filed with the PSCW for construction approval of any new electric generating facility with a capacity of 100 MW or more.  In addition, WPL’s ownership and operation of electric generating facilities (including those located in Minnesota) to serve Wisconsin customers is subject to retail utility rate regulation by the PSCW.

In June 2008, WPL filed a CPCN application with the PSCW to construct WPL’s Bent Tree - Phase I wind project, which proposed the installation of a 200 MW wind generating facility in Minnesota.  In a November 2008 interim order, the PSCW interpreted the CA and CPCN statutes in relationship to constructing more than 100 MW of capacity outside of Wisconsin, an issue that is not specifically addressed in either the CA or the CPCN statute.  The PSCW determined that WPL’s Bent Tree - Phase I application must be reviewed under the CA statute and not the CPCN statute, and processed WPL’s application as a CA application.

In August 2009, Wisconsin Industrial Energy Group, Inc. and Citizens Utility Board filed a Petition for Review with the Circuit Court of Dane County, Wisconsin seeking judicial review of: 1) the PSCW’s November 2008 interim order that determined WPL’s application for the Bent Tree - Phase I wind project must be reviewed under the CA statute and not the CPCN statute; and 2) the PSCW’s July 2009 final order that granted WPL a CA to construct the Bent Tree - Phase I wind project.  In October 2009, the PSCW filed a motion to dismiss the petition.

Advance Rate Making Principles - Wisconsin Statutes §196.371 (formerly referred to as Act 7) provides Wisconsin utilities with the opportunity to request rate making principles prior to the purchase or construction of any nuclear or fossil-fueled electric generating facility or renewable generating resource, such as a wind facility, utilized to serve Wisconsin customers.  WPL is not obligated to file for or accept authorized rate making principles under Wisconsin Statutes §196.371.  WPL can proceed with an approved project under traditional rate making terms.

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

Retail Utility Rates - Requests for retail rate relief can be based on either historical or projected data and interim retail rates are permitted.  Unless otherwise ordered, the MPUC must reach a final decision within 10 months of filing for retail rate relief.  In February 2010, legislation (H.R. 2798 and S. 2519) was introduced in the Minnesota legislature that would allow a utility to implement interim retail rates only when the MPUC finds an immediate and compelling necessity exists for interim rate relief.  If the MPUC finds that interim rate relief is necessary, the MPUC may authorize an interim rate schedule under which the utility’s revenues would be increased by an amount deemed necessary to prevent harm to the public or utility.  Alliant Energy and IPL are currently unable to determine the ultimate impact of this proposed legislation on their financial condition and results of operations.

Refer to Notes 1(b), 1(h), 2 and 12(e) of Alliant Energy’s “Notes to Consolidated Financial Statements;” and “Rate Matters,” “Environmental Matters” and “Legislative Matters” in MDA for additional information regarding regulation and utility rate matters.

4)  STRATEGIC OVERVIEW - Refer to “Strategic Overview” in MDA for discussion of various strategic actions by Alliant Energy, IPL and WPL.

C.  INFORMATION RELATING TO UTILITY OPERATIONS

Alliant Energy’s utility business (IPL and WPL) has three segments: a) electric operations; b) gas operations; and c) other, which includes IPL’s steam operations, various other energy-related products and services and the unallocated portions of the utility business.  In 2009, IPL’s and WPL’s operating revenues and operating income (loss) by these three utility business segments were as follows:

	IPL		WPL
	Operating	Operating	Operating	Operating
	Revenues	Income (Loss)	Revenues	Income (Loss)
Electric	77%	89%	84%	87%
Gas	18%	12%	16%	15%
Other	5%	(1%)	--	(2%)
	100%	100%	100%	100%

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

Jurisdictions - Electric utility revenues by state were as follows (dollars in millions):

	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
IPL:
Iowa	$1,242.3	50%	$1,184.3	49%	$1,173.0	49%
Minnesota	73.3	3%	74.0	3%	75.1	3%
Illinois (a)	--	--	--	--	22.0	1%
Subtotal	1,315.6	53%	1,258.3	52%	1,270.1	53%
WPL:
Wisconsin	1,160.3	47%	1,153.0	48%	1,139.4	47%
Illinois (a)	--	--	--	--	1.3	--
Subtotal	1,160.3	47%	1,153.0	48%	1,140.7	47%
	$2,475.9	100%	$2,411.3	100%	$2,410.8	100%
(a) IPL’s and WPL’s utility operations in Illinois were sold in February 2007.

The percentage of electric utility revenues regulated by IPL’s and WPL’s respective state commissions and FERC were as follows:

	IPL			WPL
	2009	2008	2007	2009	2008	2007
Respective state commissions	95%	96%	95%	80%	84%	85%
FERC	5%	4%	5%	20%	16%	15%
	100%	100%	100%	100%	100%	100%

Customers - The number of electric customers and communities served at Dec. 31, 2009 was as follows:

	Retail Customers	Wholesale Customers	Other Customers	Total Customers	Communities Served
IPL	525,334	9	1,367	526,710	752
WPL	453,573	21	2,158	455,752	608
	978,907	30	3,525	982,462	1,360

IPL and WPL provide electric utility service to a diversified base of retail customers in several industries, with the largest concentrations in the food manufacturing, chemical (including ethanol) and paper industries.  IPL’s retail customers in the above table are billed under base rates established by the IUB or MPUC that include recovery of purchased electric capacity costs, electric transmission service costs and other costs required to serve customers.  IPL’s electric production fuel and energy purchases costs are recovered pursuant to fuel adjustment clauses.  WPL’s retail customers in the above table are billed under base rates established by the PSCW that include recovery of electric production fuel and purchased energy costs, purchased electric capacity costs, electric transmission service costs and other costs required to serve customers.  The electric fuel rules in Wisconsin allow the PSCW to authorize rate increases/decreases if electric production fuel and energy purchases costs exceed or fall below established fuel monitoring ranges.

Wholesale customers in the above table, which primarily consist of municipalities and rural electric cooperatives, are billed under wholesale service agreements.  These agreements include standardized pricing mechanisms that are detailed in tariffs approved by FERC through wholesale rate case proceedings.

In addition, IPL and WPL have bulk power customers, included in “Other customers” in the above table, that are billed according to negotiated, long-term customer-specific contracts, pursuant to FERC-approved tariffs.

Seasonality - Electric sales are seasonal to some extent with the annual peak normally occurring in the summer months due to air conditioning requirements.  In 2009, the maximum peak hour demands for Alliant Energy, IPL and WPL were 5,491 MW, 2,981 MW and 2,558 MW, respectively, all on June 23, 2009.

Competition - Retail electric customers in Iowa, Wisconsin and Minnesota currently do not have the ability to choose their electric supplier.  However, IPL and WPL attempt to attract new customers into their service territories in an effort to keep energy rates low for all.  Although electric service in Iowa, Wisconsin and Minnesota is regulated, IPL and WPL still face competition from self-generation by large industrial customers, alternative energy sources, and petitions to municipalize (Iowa) as well as service territory expansions by municipal utilities through annexations (Wisconsin).  Refer to “Other Matters - Other Future Considerations - Electric Sales Projections - Customer Owned Generation” in MDA for information on the recent construction of cogeneration facilities by two of IPL’s industrial customers.

In November 2009, WPL filed a request with the PSCW for approval of a proposed economic development program to attract and retain industrial customers in WPL’s service territory.  If approved, the proposed program would permit WPL to provide eligible industrial customers a discounted energy rate based upon specifically-defined conditions.  To be eligible for the proposed program, each customer would need to demonstrate that they were also eligible for direct governmental assistance through a local, state or federal economic development program, in addition to other criteria.  The discount amounts would be limited to ensure recovery of marginal costs and would be continually decreased until a customer was paying the full tariff rate.  WPL currently anticipates receiving a decision from the PSCW regarding this filing in the first half of 2010.

Renewable Energy Standards
Iowa - Electric utilities in Iowa are required to purchase or own their proportionate share of 105 MW of capacity and associated energy from alternate energy or small hydro facilities located in the utilities’ service area.  IPL’s proportionate share is approximately 50 MW.  As of Dec. 31, 2009, IPL had met the requirements of this renewable energy standard.

Wisconsin - A Wisconsin Renewable Portfolio Standard (RPS) was established in 2006 that requires electric utilities in Wisconsin, including WPL, to increase the portion of their total Wisconsin retail electric sales supplied by renewable energy sources above a benchmark of average retail sales from renewables in 2001, 2002 and 2003.  The RPS requires a 2% increase above the benchmark by 2010 and a 6% increase above the benchmark by 2015.  Based on this RPS, WPL is required to supply a minimum of 6% and 10% of its total Wisconsin retail electric sales with renewable energy sources by 2010 and 2015, respectively.  Wisconsin utilities may reach the RPS with renewable energy generated by the utility, acquired under purchased power agreements (PPAs), or through the use of renewable resource credits.

Minnesota - A Minnesota Renewable Energy Standard (RES) was established in 2007 that requires electric utilities operating in Minnesota, including IPL, to supply a minimum level of their total Minnesota retail electric sales with renewable energy sources by certain future dates.  Based on this RES, IPL’s total Minnesota retail electric sales supplied with renewable energy sources must be at least 12% by 2012; 17% by 2016; 20% by 2020; and 25% by 2025.  Utilities in Minnesota may meet the requirements of the RES with renewable energy generated by the utility, renewable energy acquired under PPAs or the use of renewable resource credits.

Refer to “Strategic Overview - Utility Generation Plans” in MDA for discussion of Alliant Energy’s utility generation plan, which includes additional supply from wind generation that is expected to contribute towards meeting renewable energy requirements discussed above.

Energy Conservation - With increased emphasis on energy conservation as a matter of public policy, IPL and WPL are continuing and, where appropriate, expanding initiatives to promote energy conservation and enhance customers’ ability to manage their energy use more efficiently.  Refer to “Strategic Overview - Energy Efficiency Programs” in MDA for discussion of current energy efficiency programs at IPL and WPL.

Electric Supply - Alliant Energy has met historical customer demand of electricity and expects to continue meeting future demand through internally generated electric supply, electric supply from long-term PPAs and additional electric supply purchases from wholesale energy markets.  Alliant Energy’s mix of electric supply experienced changes in 2009 with WPL’s purchase of the Neenah Energy Facility and the completion of IPL’s Whispering Willow - East wind project.  Alliant Energy expects its mix of electric supply to change further in the next few years with plans for the construction of additional wind generating facilities and the purchase of Riverside in Beloit, Wisconsin.  IPL and WPL are currently updating their generation plans to identify longer term generation needs for both utilities.  These long-term generation plans are intended to meet customer demand, reduce reliance on PPAs and mitigate the impacts of future plant retirements while maintaining compliance with long-term electric demand planning reserve margins established by regulators.  Alliant Energy currently expects to meet utility customer demands in the future.  However, unanticipated regional or local reliability issues could still arise in the event of unexpected delays in the construction of new generating and/or transmission facilities, retirement of generating facilities, generating facility outages, transmission system outages or extended periods of extreme weather conditions.  Refer to the “Electric Operating Information” tables for a profile of the sources of electric supply used to meet customer demand for Alliant Energy, IPL and WPL from 2005 to 2009.  Refer to “Strategic Overview - Utility Generation Plans” in MDA for details of Alliant Energy’s future utility generation plan.

Electric Demand Planning Reserve Margin (PRM) - IPL and WPL are required to maintain a PRM above their projected annual peak demand forecast to help ensure reliability of electric service to their customers.  WPL is required to maintain a 14.5% PRM for long-term planning (planning years two through 10) and a PRM established by MISO for short-term planning.  PRM requirements for IPL follow MISO’s reserve requirements.  IPL and WPL currently have adequate capacity to meet the MISO PRM requirements.

Generation - IPL and WPL own a portfolio of electric generating facilities located in Iowa, Wisconsin and Minnesota with a diversified fuel mix including coal, natural gas and renewable resources.  Refer to Item 2. Properties for details of IPL’s and WPL’s electric generating stations.

Generating Capacity - The generating capacity of IPL’s and WPL’s electric generating facilities is based upon MISO’s resource adequacy process, which uses the unforced capacity of the generating facilities.  The generating capacity for the June 2009 to May 2010 planning period by fuel type in MWs was as follows:

	IPL	WPL	Total
Coal	1,590	1,231	2,821
Natural gas	822	628	1,450
Oil	292	--	292
Wind (a)	40	14	54
Hydro	--	27	27
Total	2,744	1,900	4,644
(a)  Represents 20% of the capacity of wind projects owned by IPL and WPL based upon the MISO resource adequacy process for wind projects for the planning period from June 2009 to May 2010.  As of Dec. 31, 2009, wind projects owned by Alliant Energy included IPL’s 200 MW Whispering Willow - East wind project in Franklin County, Iowa and WPL’s 68 MW Cedar Ridge wind project in Fond du Lac County, Wisconsin.

Fuel Costs - The average cost of delivered fuel per million British Thermal Units used for electric generation was as follows:

	IPL			WPL
	2009	2008	2007	2009	2008	2007
All fuels	$2.29	$2.09	$2.35	$2.13	$2.06	$1.97
Coal	1.56	1.58	1.35	2.02	1.93	1.69
Natural gas (a)	13.31	8.18	9.21	18.53	8.64	13.86
(a) The average cost of natural gas is impacted by gains and losses from swap contracts used to hedge the price of natural gas volumes expected to be used by Alliant Energy’s natural gas-fired electric generating facilities.

Coal - Coal is the primary fuel source for Alliant Energy’s, IPL’s and WPL’s internally generated electric supply and generally represents approximately 50% of their total sources of electric energy.  Alliant Energy, through Corporate Services as agent for IPL and WPL, has entered into contracts with different suppliers to help ensure that a specified supply of coal is available at known prices for IPL’s and WPL’s coal-fired generating facilities for 2010 through 2012.  As of Dec. 31, 2009, existing contracts provide for a portfolio of coal supplies that cover approximately 91%, 62%, and 6% of Alliant Energy’s estimated coal supply needs for 2010, 2011 and 2012, respectively.  Alliant Energy believes this portfolio of coal supplies represents a reasonable balance between the risks of insufficient supplies and those associated with being unable to respond to future coal market changes.  Alliant Energy expects to meet remaining coal requirements from either future contracts or purchases in the spot market.  Alliant Energy, through its subsidiaries Corporate Services, IPL and WPL, also enters into various coal transportation contracts to meet its coal supply agreements.  As of Dec. 31, 2009, existing coal transportation agreements cover approximately 80%, 67%, 67%, 47%, and 47% of Alliant Energy’s estimated coal transportation needs for 2010 through 2014, respectively.

The majority of the coal utilized by IPL and WPL is from the Wyoming Powder River Basin.  A majority of this coal is transported by rail-car directly from Wyoming to IPL’s and WPL’s generating stations, with the remainder transported from Wyoming to the Mississippi River by rail-car and then via barges to the final destination.  As protection against interruptions in coal deliveries, IPL and WPL strive to maintain average coal inventory supply targets of 25 to 50 days for generating stations with year-round deliveries and 30 to 150 days (depending upon the time of year) for generating stations with seasonal deliveries.  Actual inventory averages for 2009 were 82 days for generating stations with year-round deliveries and 210 days for generating stations with seasonal deliveries.  The average days on hand were computed based on actual tons of inventory divided by average daily tons burned in 2009.  Average days on hand increased in 2009 primarily due to lower coal volumes burned as a result of reduced generation needed to serve the lower sales volumes in 2009.  Alliant Energy periodically tests coal from sources other than the Wyoming Powder River Basin to determine which alternative sources of coal are most compatible with its generating stations.  Access to alternative sources of coal is expected to provide Alliant Energy with further protection against interruptions and lessen its dependence on its primary coal source.

Average delivered fossil fuel costs are expected to increase in the future due to price structures and adjustment provisions in existing coal contracts, rate structures and adjustment provisions in existing transportation contracts, fuel-related surcharges incorporated by transportation carriers and recent coal and transportation market trends.  Existing coal commodity contracts with terms of greater than one year have fixed future year prices that generally reflect recent market trends.  A few of Alliant Energy’s existing coal contracts have provisions for price adjustments should specific indices change.  Rate adjustment provisions in older transportation contracts are primarily based on changes in the Rail Cost Adjustment Factor as published by the U.S. Surface Transportation Board.  Rate adjustment provisions in more recent transportation contracts are based on changes in the All Inclusive Index Less Fuel as published by the Association of American Railroads.  These more recent transportation contracts also contain fuel surcharges that are subject to change monthly based on changes in diesel fuel prices.  Other factors that may impact coal prices for future commitments are increasing costs for supplier mineral rights, increasing costs to mine the coal and changes in various associated laws and regulations.  For example, emission restrictions related to sulfur dioxide (SO2), nitrogen oxide (NOx) and mercury, along with other environmental limitations on generating stations, continue to increase and will likely limit the ability to obtain, and further increase the cost of, adequate coal supplies.  Factors that may impact future transportation rates include, but are not limited to: the need for railroads to enhance/expand infrastructure for demand growth, corresponding investments in locomotives and the desire to improve margins on coal movements commensurate with margins on non-coal movements.

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

Natural Gas - Alliant Energy owns several natural gas-fired generating facilities including IPL’s 565 MW Emery Generating Station, WPL’s 300 MW Neenah Energy Facility and Resources’ 300 MW Sheboygan Falls Energy Facility.  WPL has exclusive rights to the output of the Sheboygan Falls Energy Facility under an affiliated lease agreement.  These facilities help meet customer demand for electricity generally during peak hour demands.  Internally generated electric supply from natural gas-fired generating facilities generally represent less than 5% of Alliant Energy’s, IPL’s and WPL’s total sources of electric energy.  Refer to Note 1(e) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information on WPL’s purchase of the Neenah Energy Facility from Resources in June 2009.

Alliant Energy has responsibility to supply natural gas to the generating facilities it owns as well as Riverside, which WPL has rights to under a PPA.  WPL has contracts with several companies to provide fixed-price natural gas supply for these generating facilities with the longest contracts having terms through August 2010.  WPL has also contracted with ANR Pipeline to provide firm pipeline transportation of 60,000 dekatherms (Dths) per day for Riverside and 2 million Dths of storage capacity for WPL’s natural gas-fired generating facilities.  IPL has also contracted with Northern Border Pipeline to provide firm pipeline transportation of 50,000 Dths per day for the Emery Generating Station through March 2010.

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

Wind - IPL’s 200 MW Whispering Willow - East wind project in Franklin County, Iowa began commercial operation in the fourth quarter of 2009.  WPL’s 68 MW Cedar Ridge wind project in Fond du Lac County, Wisconsin began commercial operation in the fourth quarter of 2008.  Whispering Willow - East and Cedar Ridge are the first fully owned and operated wind projects for IPL and WPL, respectively.  Refer to “Strategic Overview - Utility Generation Plans” in MDA for discussion of additional wind projects included in the Utility Generation Plans.

Purchased Power - IPL and WPL enter into PPAs and purchase electricity from wholesale energy markets to meet a portion of their customer demand for electricity.  Purchased power represented almost 50% of Alliant Energy’s, IPL’s and WPL’s total sources of electric energy in 2009.  IPL’s most significant PPA is with FPL for the purchase of energy and capacity from DAEC through February 2014.  WPL’s most significant PPAs are with Dominion for the purchase of energy and capacity from Kewaunee through December 2013 and with a subsidiary of Calpine Corporation for the purchase of energy and capacity from Riverside through May 2013.

Refer to Note 1(h) for discussion of IPL’s and WPL’s rate recovery of electric production fuel and purchased energy costs, Note 3(a) for details regarding PPAs accounted for as operating leases and Note 12(b) for details on IPL’s and WPL’s coal, natural gas and other purchased power commitments in Alliant Energy’s “Notes to Consolidated Financial Statements.”

Electric Transmission -
IPL - IPL completed the sale of its electric transmission assets located in Iowa, Minnesota and Illinois to ITC in 2007.  IPL sold its electric transmission assets in order to monetize the value of the assets to help fund future capital expenditures, to capture tax benefits under federal tax policy that allows deferral of gains on sales of qualifying electric transmission assets completed prior to Jan. 1, 2008 (based on regulations at the time of the sale) and to promote regional transmission expansion that is expected to improve transmission reliability and access for its customers in Iowa and Minnesota.  ITC is an independent for-profit, transmission-only company and is a transmission-owning member of the MISO RTO, Midwest Reliability Organization and Reliability First Corporation Regional Entities.  ITC has transmission interconnections at various locations with other transmission owning utilities in the Midwest.  These interconnections enhance the overall reliability of the IPL delivery system and provide access to multiple sources of economic and emergency energy.  IPL currently receives substantially all its transmission services from ITC.  The annual transmission service rates that ITC charge its customers is calculated each calendar year using a FERC-approved cost of service formula rate template referred to as Attachment O.  Refer to “Other Matters - Other Future Considerations - IPL’s Electric Transmission Service Charges” in MDA for additional information regarding transmission services charges from ITC including a FERC 206 complaint filed by IPL against ITC in 2008.

WPL - WPL transferred its transmission assets to ATC in 2001 in exchange for an ownership interest in ATC.  As of Dec. 31, 2009, WPL held a 16% ownership interest in ATC with a carrying value of $219 million.  WPL currently anticipates making capital contributions of $3 million, $4 million and $3 million to ATC in 2010, 2011 and 2012, respectively, to maintain its current ownership percentage.  During 2009, ATC distributed to WPL, in the form of dividends, $29 million or approximately 80% of WPL’s equity earnings from ATC.  Although no assurance can be given, WPL anticipates ATC will continue this dividend payout ratio in the future.  ATC is an independent for-profit, transmission-only company and is a transmission-owning member of the MISO RTO, Midwest Reliability Organization and Reliability First Corporation Regional Entities.  ATC has transmission interconnections with various other transmission owning utilities in the Midwest.  These interconnections enhance the overall reliability of the WPL delivery system and provide access to multiple sources of economic and emergency energy.  WPL currently receives substantially all its transmission services from ATC.  Refer to Note 20 of Alliant Energy’s “Notes to Consolidated Financial Statements” for details of agreements between ATC and WPL.

MISO Markets - IPL and WPL are members of MISO, a FERC-approved RTO, which is responsible for monitoring and ensuring equal access to the transmission system in their service territories.  IPL and WPL participate in the wholesale energy market and ancillary services markets operated by MISO, which are discussed in more detail below.

Wholesale Energy Market - IPL and WPL began participation in the wholesale energy market operated by MISO in 2005.  The market impacts the way IPL and WPL buy and sell wholesale electricity, obtain transmission services, schedule generation and ensure resource adequacy to reliably serve load.  In the market, IPL and WPL submit day-ahead and/or real-time bids and offers for energy at locations across the MISO region.  MISO evaluates IPL’s, WPL’s and other market participants’ energy injections into, and withdrawals from, the system to economically dispatch the entire MISO system on an hourly basis.  MISO settles these hourly offers and bids based on locational marginal prices, which are market-driven values based on the specific time and location of the purchase and/or sale of energy.  The market is intended to send price signals to stakeholders where generation or transmission system expansion is needed.  This market-based approach is expected to result in lower overall costs in areas with abundant transmission capacity.  In addition, MISO may dispatch generators that support reliability needs, but which would not have operated based on economic needs.  In these cases, MISO’s settlement assures that these generators are made whole financially for variable costs.

Financial Transmission Rights (FTRs) and Auction Revenue Rights (ARRs) - In areas of constrained transmission capacity, such as Wisconsin, costs could be higher due to congestion and its impact on locational marginal prices.  As part of the MISO market restructuring in 2005, physical transmission rights of IPL and WPL were replaced with FTRs.  FTRs provide a hedge for congestion costs that occur in the MISO day-ahead energy market.  Both IPL and WPL are allocated ARRs from MISO each year based on historical use of the transmission system.  The revenues from these ARRs are used by IPL and WPL to acquire FTRs through the FTR auctions operated by MISO.  IPL’s and WPL’s current FTRs acquired from ARRs extend through May 31, 2010.  MISO re-allocates ARRs annually based on a fiscal year from June 1 through May 31.  Based on the FTRs awarded to IPL and WPL to-date and future expected allocations of ARRs, along with the expected regulatory recovery treatment of MISO costs, the financial impacts associated with FTRs have not differed significantly from the financial impacts associated with physical transmission rights that existed prior to the MISO wholesale energy market.

Ancillary Services Market - In January 2009, MISO launched an ancillary services market, which integrates the procurement and use of regulation and contingency reserves with the existing wholesale energy market implemented in 2005.  Regulation refers to the moment-to-moment changes in generation that are necessary to meet changes in electricity demand.  Contingency reserves refer to additional generation or demand response resources, either on-line or that can be brought on-line within 10 minutes, to meet certain major events such as the loss of a large generating unit or transmission line.  MISO plans to address in 2011 refinements to its ancillary services market requested by market participants.

MISO Revenue Sufficiency Guarantee (RSG) Settlements - In 2008, FERC issued two orders requiring MISO to resettle two separate amounts of historical RSG charges from its wholesale energy market.  These resettlements involve MISO collecting RSG charges from some market participants and refunding the collected amounts to other market participants.  In May and June 2009, FERC issued two orders reversing portions of its 2008 orders that reduced the amount of anticipated RSG resettlements compared to initial estimates.  Various FERC orders related to RSG settlements and resettlements are subject to FERC rehearing or have been appealed to the U.S. Court of Appeals for the D.C. Circuit.  In 2009, IPL and WPL received $2 million and $1 million, respectively, of net benefits from the two resettlements, including interest.

MISO and PJM Interconnection, LLC (PJM) Market Flow Corrections - In August 2009, MISO and PJM disclosed an error in the calculation of market flow data between the two independent system operators that began in 2005.  The error resulted in incorrect payments between MISO and PJM during 2005 through 2009.  Because IPL and WPL participated in both the MISO and PJM markets during the period of the error, IPL and WPL may be entitled to refunds or may be required to make additional payments to the two independent system operators.  MISO and PJM are currently in settlement discussions regarding this matter.  IPL and WPL are currently unable to predict the ultimate resolution of this matter.  However, the net impact of payments to or refunds from these two independent system operations to resolve this matter is not expected to have a material adverse impact on IPL’s or WPL’s financial condition and results of operation.

Electric Environmental Matters - Alliant Energy is subject to environmental regulations issued by federal, state and local agencies.  Such regulations are the result of a number of environmental laws passed by the U.S. Congress, state legislatures and local governments and enforced by federal, state and local regulatory agencies.  The laws impacting Alliant Energy’s electric operations include, but are not limited to, the Safe Drinking Water Act; Clean Water Act; Clean Air Act (CAA); National Environmental Policy Act of 1969; Toxic Substances Control Act; Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act and Emergency Planning and Community Right-to-Know Act of 1986; Endangered Species Act; Occupational Safety and Health Act; National Energy Policy Act, as amended; Federal Insecticide, Fungicide and Rodenticide Act; Hazardous Materials Transportation Act; Pollution Prevention Act; and Department of Homeland Security Appropriations Act.  Alliant Energy regularly obtains federal, state and local permits to assure compliance with environmental protection laws and regulations.  Costs associated with such compliance have increased in recent years and are expected to continue to increase in the future.  Alliant Energy anticipates these prudently incurred costs for IPL and WPL will be recoverable through future rate case proceedings.  Refer to “Environmental Matters” and “Legislative Matters” in MDA and Note 12(e) of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of electric environmental matters including current or proposed environmental regulations under the Clean Air Interstate Rule, Clean Air Visibility Rule, Utility Maximum Available Control Technology (MACT) Rule, Wisconsin State Mercury Rule, Wisconsin Reasonably Available Control Technology Rule, Ozone National Ambient Air Quality Standards (NAAQS) Rule, Fine Particle NAAQS Rule, Nitrogen Dioxide NAAQS Rule, SO2 NAAQS Rule, Industrial Boiler and Process Heater MACT Rule, Federal Clean Water Act including Section 316(b), Wisconsin State Thermal Rule, Coal Combustion By-products and various legislation and EPA regulations to monitor and regulate the emission of GHG including the EPA Mandatory GHG Reporting Rule, GHG Endangerment and Cause or Contribute Finding and GHG Tailoring Rule.  Refer to “Strategic Overview - Environmental Compliance Plans” in MDA for details of Alliant Energy’s, IPL’s and WPL’s future environmental compliance plans to adhere to environmental regulations.

Alliant Energy Corporation

Electric Operating Information	2009	2008	2007	2006	2005
Operating Revenues (in millions) (a):
Residential	$868.6	$844.7	$847.5	$857.1	$823.4
Commercial	556.8	537.5	535.2	549.8	497.4
Industrial	710.7	734.7	731.9	763.7	675.2
Retail subtotal	2,136.1	2,116.9	2,114.6	2,170.6	1,996.0
Sales for resale:
Wholesale	190.1	201.9	179.8	145.2	158.7
Bulk power and other	98.3	31.1	56.7	68.5	114.6
Other (includes wheeling)	51.4	61.4	59.7	58.7	51.3
Total	$2,475.9	$2,411.3	$2,410.8	$2,443.0	$2,320.6

Electric Sales (000s megawatt-hours (MWh)) (a):
Residential	7,532	7,664	7,753	7,670	7,881
Commercial	6,108	6,181	6,222	6,187	6,110
Industrial	10,948	12,490	12,692	12,808	12,830
Retail subtotal	24,588	26,335	26,667	26,665	26,821
Sales for resale:
Wholesale	3,251	3,813	3,547	3,064	3,161
Bulk power and other	2,583	983	2,550	2,632	2,933
Other	155	164	167	171	173
Total	30,577	31,295	32,931	32,532	33,088

Customers (End of Period) (a):
Residential	840,927	840,644	840,122	855,948	849,845
Commercial	135,099	134,536	134,235	135,822	134,149
Industrial	2,881	2,934	2,964	3,064	3,044
Other	3,555	3,534	3,529	3,391	3,368
Total	982,462	981,648	980,850	998,225	990,406

Other Selected Electric Data:
Maximum peak hour demand (MW)	5,491	5,491	5,751	5,989	5,932
Cooling degree days (b):
Cedar Rapids, Iowa (IPL) (normal - 779)	406	583	846	765	891
Madison, Wisconsin (WPL) (normal - 642)	368	538	781	637	847
Sources of electric energy (000s MWh):
Coal	15,321	17,495	18,643	17,578	17,360
Purchased power:
Nuclear (c)	5,428	5,465	5,103	5,128	1,008
Wind	957	853	872	840	823
Other	8,585	7,013	7,426	8,088	9,062
Gas	661	1,037	1,894	1,541	2,052
Wind	222	30	-	-	-
Nuclear (c)	-	-	-	264	3,461
Other	180	215	309	263	297
Total	31,354	32,108	34,247	33,702	34,063

Revenue per kilowatt-hour (KWh) sold to retail customers (cents)	8.69	8.04	7.93	8.14	7.44

(a) In February 2007, Alliant Energy sold its electric distribution properties in Illinois. At the date of the sale, Alliant
Energy had approximately 22,000 electric retail customers in Illinois. Prior to the asset sales, the electric sales to retail customers in Illinois are included in residential, commercial and industrial sales in the tables above. Following the asset sales, any electric sales associated with these customers are included in wholesale electric sales.
(b) Cooling degree days are calculated using a simple average of the high and low temperatures each day compared to a
65 degree base. Normal degree days are calculated using a rolling 20-year average of historical cooling degree days.
(c) In January 2006 and July 2005, IPL and WPL sold their respective interests in DAEC and Kewaunee and upon closing of the sales entered into long-term purchased power agreements to purchase energy and capacity from DAEC and
Kewaunee, respectively.

Interstate Power and Light Company

Electric Operating Information	2009	2008	2007	2006	2005
Operating Revenues (in millions) (a):
Residential	$478.9	$455.2	$451.2	$471.2	$453.9
Commercial	336.8	319.4	316.2	337.4	300.0
Industrial	412.5	407.0	402.0	440.7	387.0
Retail subtotal	1,228.2	1,181.6	1,169.4	1,249.3	1,140.9
Sales for resale:
Wholesale	23.5	23.4	21.3	1.9	1.9
Bulk power and other	37.3	21.1	42.2	47.8	73.5
Other (includes wheeling)	26.6	32.2	37.2	32.6	30.4
Total	$1,315.6	$1,258.3	$1,270.1	$1,331.6	$1,246.7

Electric Sales (000s MWh) (a):
Residential	4,113	4,218	4,204	4,157	4,282
Commercial	3,851	3,911	3,912	3,910	3,836
Industrial	6,829	7,742	7,750	7,860	8,005
Retail subtotal	14,793	15,871	15,866	15,927	16,123
Sales for resale:
Wholesale	403	449	406	35	41
Bulk power and other	901	682	1,581	1,550	1,682
Other	84	90	93	99	98
Total	16,181	17,092	17,946	17,611	17,944

Customers (End of Period) (a):
Residential	443,615	443,589	444,974	455,346	454,176
Commercial	79,805	79,508	79,473	81,045	80,238
Industrial	1,914	1,939	1,954	2,018	1,996
Other	1,376	1,381	1,398	1,299	1,317
Total	526,710	526,417	527,799	539,708	537,727

Other Selected Electric Data:
Maximum peak hour demand (MW)	2,981	2,943	3,085	3,070	3,077
Cooling degree days (b):
Cedar Rapids, Iowa (normal - 779)	406	583	846	765	891
Sources of electric energy (000s MWh):
Coal	8,162	9,517	10,547	9,919	9,782
Purchased power:
Nuclear (c)	3,577	3,619	3,066	3,297	-
Wind	571	616	656	644	632
Other	3,744	2,538	2,445	3,099	3,236
Gas	636	983	1,778	1,426	1,686
Wind	42	-	-	-	-
Nuclear (c)	-	-	-	264	3,177
Other	16	23	127	80	121
Total	16,748	17,296	18,619	18,729	18,634

Revenue per KWh sold to retail customers (cents)	8.30	7.45	7.37	7.84	7.08

(a) In February 2007, IPL sold its electric distribution properties in Illinois. At the date of the sale, IPL had approximately
13,000 electric retail customers in Illinois. Prior to the asset sale, the electric sales to retail customers in Illinois are included in residential, commercial and industrial sales in the tables above. Following the asset sale, any electric sales associated with these customers are included in wholesale electric sales.
(b) Cooling degree days are calculated using a simple average of the high and low temperatures each day compared to a
65 degree base. Normal degree days are calculated using a rolling 20-year average of historical cooling degree days.
(c) In January 2006, IPL sold its interest in DAEC and upon closing of the sale entered into a long-term purchased power agreement to purchase energy and capacity from DAEC.

Wisconsin Power and Light Company

Electric Operating Information	2009	2008	2007	2006	2005
Operating Revenues (in millions) (a):
Residential	$389.7	$389.5	$396.3	$385.9	$369.5
Commercial	220.0	218.1	219.0	212.4	197.4
Industrial	298.2	327.7	329.9	323.0	288.2
Retail subtotal	907.9	935.3	945.2	921.3	855.1
Sales for resale:
Wholesale	166.6	178.5	158.5	143.3	156.8
Bulk power and other	61.0	10.0	14.5	20.7	41.1
Other	24.8	29.2	22.5	26.1	20.9
Total	$1,160.3	$1,153.0	$1,140.7	$1,111.4	$1,073.9

Electric Sales (000s MWh) (a):
Residential	3,419	3,446	3,549	3,513	3,599
Commercial	2,257	2,270	2,310	2,277	2,274
Industrial	4,119	4,748	4,942	4,948	4,825
Retail subtotal	9,795	10,464	10,801	10,738	10,698
Sales for resale:
Wholesale	2,848	3,364	3,141	3,029	3,120
Bulk power and other	1,682	301	969	1,082	1,251
Other	71	74	74	72	75
Total	14,396	14,203	14,985	14,921	15,144

Customers (End of Period) (a):
Residential	397,312	397,055	395,148	400,602	395,669
Commercial	55,294	55,028	54,762	54,777	53,911
Industrial	967	995	1,010	1,046	1,048
Other	2,179	2,153	2,131	2,092	2,051
Total	455,752	455,231	453,051	458,517	452,679

Other Selected Electric Data:
Maximum peak hour demand (MW)	2,558	2,583	2,816	2,941	2,854
Cooling degree days (b):
Madison, Wisconsin (normal - 642)	368	538	781	637	847
Sources of electric energy (000s MWh):
Coal	7,159	7,978	8,096	7,659	7,578
Purchased power:
Nuclear (c)	1,851	1,846	2,037	1,831	1,008
Wind	386	237	216	196	191
Other	4,841	4,475	4,981	4,989	5,826
Gas	25	54	116	115	366
Wind	180	30	-	-	-
Nuclear (c)	-	-	-	-	284
Other	164	192	182	183	176
Total	14,606	14,812	15,628	14,973	15,429

Revenue per KWh sold to retail customers (cents)	9.27	8.94	8.75	8.58	7.99

(a) In February 2007, WPL sold its electric distribution properties in Illinois. At the date of the sale, WPL had approximately 9,000 electric retail customers in Illinois. Prior to the asset sale, the electric sales to retail customers in Illinois are included in residential, commercial and industrial sales in the tables above. Following the asset sale, any electric sales associated with these customers are included in wholesale electric sales.
(b) Cooling degree days are calculated using a simple average of the high and low temperatures each day compared to a
65 degree base. Normal degree days are calculated using a rolling 20-year average of historical cooling degree days.
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

Jurisdictions - Gas utility revenues by state were as follows (dollars in millions):

	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
IPL:
Iowa	$295.2	56%	$390.4	55%	$345.6	55%
Minnesota	13.6	3%	20.0	3%	17.4	3%
Illinois (a)	--	--	--	--	1.5	--
Subtotal	308.8	59%	410.4	58%	364.5	58%
WPL:
Wisconsin	216.5	41%	300.0	42%	263.7	42%
Illinois (a)	--	--	--	--	2.0	--
Subtotal	216.5	41%	300.0	42%	265.7	42%
	$525.3	100%	$710.4	100%	$630.2	100%
(a) IPL’s and WPL’s utility operations in Illinois were sold in February 2007.

Customers - The number of gas customers and communities served at Dec. 31, 2009 were as follows:

	Retail	Transportation /	Total	Communities
	Customers	Other Customers	Customers	Served
IPL	233,841	242	234,083	243
WPL	177,968	221	178,189	236
	411,809	463	412,272	479

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

Gas Supply - IPL and WPL maintain purchase agreements with over 40 suppliers of natural gas from various gas producing regions of the U.S. and Canada.  The majority of the gas supply contracts are for terms of six months or less, with the remaining supply contracts having terms through March 2011.  IPL’s and WPL’s gas supply commitments are primarily market-based.

In providing gas commodity service to retail customers, Corporate Services administers a diversified portfolio of transportation and storage contracts on behalf of IPL and WPL.  Transportation contracts with Northern Natural Gas Company (NNG), ANR Pipeline (ANR), Natural Gas Pipeline Co. of America (NGPL), Northern Border Pipeline (NBPL) and Guardian Pipeline (Guardian) allow access to gas supplies located in the U.S. and Canada.  Arrangements with Firm Citygate Supplies (FCS) provide IPL with gas delivered directly to its service territory.  In 2009, the maximum daily delivery capacity for IPL and WPL was as follows (in Dths):

	NNG	ANR	NGPL	FCS	NBPL	Guardian	Total
IPL	186,469	53,180	42,618	15,000	14,085	--	311,352
WPL	83,056	177,467	--	--	--	10,000	270,523

FERC Investigation of Pipeline Tariffs - In November 2009, FERC initiated proceedings to investigate the rates of return that NNG, Great Lakes Pipeline and NGPL earned in 2008.  FERC used data from annual filings made by interstate pipelines to estimate the rate of return that all U.S. pipelines earned in 2008 and concluded that these three pipelines may have earned rates of return exceeding 20%.  The purpose of the proceeding is to determine whether the tariff rates charged by these pipelines are set too high.  By law, there will be no retroactive refunds as a result of these proceedings.  However, the proceedings may result in changes to tariff rates charged by these pipelines in the future.  Any change in tariff rates charged by these pipelines in the future is expected to be passed on to IPL’s and WPL’s gas customers through their respective natural gas cost recovery mechanisms.  FERC anticipates issuing a ruling regarding these proceedings in late 2010.

Refer to Note 1(h) for information relating to utility natural gas cost recovery mechanisms and Note 12(b) for discussion of natural gas commitments in Alliant Energy’s “Notes to Consolidated Financial Statements.”

Gas Environmental Matters - Alliant Energy is subject to environmental regulations by federal, state and local agencies.  Such regulations are the result of a number of environmental laws passed by the U.S. Congress, state legislatures and local governments and enforced by federal, state and local regulatory agencies.  The laws impacting Alliant Energy’s gas operations include, but are not limited to, the Safe Drinking Water Act; Clean Water Act; National Environmental Policy Act of 1969; Toxic Substances Control Act; Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act and Emergency Planning and Community Right-to-Know Act of 1986; Endangered Species Act; Occupational Safety and Health Act; National Energy Policy Act, as amended; Federal Insecticide, Fungicide and Rodenticide Act; Hazardous Materials Transportation Act; and Pollution Prevention Act.  Alliant Energy regularly obtains federal, state and local permits to assure compliance with environmental protection laws and regulations.  Costs associated with such compliance have increased in recent years and are expected to continue to increase in the future.  Alliant Energy anticipates these prudently incurred costs for IPL and WPL will be recoverable through future rate case proceedings.  Refer to Note 12(e) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of gas environmental matters.

Alliant Energy Corporation

Gas Operating Information	2009	2008	2007	2006	2005
Operating Revenues (in millions) (a):
Residential	$290.8	$385.0	$348.6	$342.8	$358.1
Commercial	174.7	240.5	199.0	198.8	202.0
Industrial	30.7	51.1	39.4	38.7	43.8
Retail subtotal	496.2	676.6	587.0	580.3	603.9
Interdepartmental	4.9	7.8	17.4	19.2	55.9
Transportation/other	24.2	26.0	25.8	33.8	25.3
Total	$525.3	$710.4	$630.2	$633.3	$685.1

Gas Sales (000s Dths) (a):
Residential	27,711	30,630	28,137	26,406	28,554
Commercial	20,725	22,461	19,417	18,707	18,763
Industrial	4,558	5,558	4,694	4,498	4,406
Retail subtotal	52,994	58,649	52,248	49,611	51,723
Interdepartmental	938	1,373	2,591	2,468	6,959
Transportation/other	53,580	59,253	58,911	53,436	55,891
Total	107,512	119,275	113,750	105,515	114,573

Retail Customers at End of Period (a):
Residential	365,597	365,193	363,825	374,494	371,443
Commercial	45,641	45,413	45,374	46,319	46,153
Industrial	571	584	591	657	692
Total	411,809	411,190	409,790	421,470	418,288

Other Selected Gas Data:
Heating degree days (b):
Cedar Rapids, Iowa (IPL) (normal - 6,732)	7,074	7,636	6,815	6,247	6,585
Madison, Wisconsin (WPL) (normal - 7,095)	7,356	7,714	6,935	6,520	6,840
Revenue per Dth sold to retail customers	$9.36	$11.54	$11.23	$11.70	$11.68
Purchased gas costs per Dth sold to retail customers	$6.47	$8.73	$8.11	$8.32	$8.68

(a) In February 2007, Alliant Energy sold its natural gas properties in Illinois. At the date of the sale, Alliant Energy had approximately 14,000 gas retail customers in Illinois. Prior to the asset sales, the gas sales to retail customers in
Illinois are included in residential, commercial and industrial sales in the tables above.
(b) Heating degree days are calculated using a simple average of the high and low temperatures each day compared to a
65 degree base. Normal degree days are calculated using a rolling 20-year average of historical heating degree days.

Interstate Power and Light Company

Gas Operating Information	2009	2008	2007	2006	2005
Operating Revenues (in millions) (a):
Residential	$168.6	$219.3	$203.4	$197.9	$201.7
Commercial	100.8	137.3	115.0	114.4	112.7
Industrial	25.0	40.4	31.2	30.4	33.8
Retail subtotal	294.4	397.0	349.6	342.7	348.2
Interdepartmental	2.9	2.2	2.6	2.2	5.1
Transportation/other	11.5	11.2	12.3	14.5	9.5
Total	$308.8	$410.4	$364.5	$359.4	$362.8

Gas Sales (000s Dths) (a):
Residential	16,072	18,110	16,541	15,136	16,486
Commercial	11,451	13,099	11,080	10,552	10,576
Industrial	3,787	4,539	3,811	3,622	3,428
Retail subtotal	31,310	35,748	31,432	29,310	30,490
Interdepartmental	474	217	327	352	511
Transportation/other	29,924	34,776	34,433	32,342	30,691
Total	61,708	70,741	66,192	62,004	61,692

Retail Customers at End of Period (a):
Residential	206,937	206,866	206,873	211,768	211,217
Commercial	26,545	26,603	26,664	27,222	27,384
Industrial	359	367	366	382	398
Total	233,841	233,836	233,903	239,372	238,999

Other Selected Gas Data:
Heating degree days (b):
Cedar Rapids, Iowa (normal - 6,732)	7,074	7,636	6,815	6,247	6,585
Revenue per Dth sold to retail customers	$9.40	$11.11	$11.12	$11.69	$11.42
Purchased gas cost per Dth sold to retail customers	$6.61	$8.50	$8.38	$8.69	$8.78

Wisconsin Power and Light Company

Gas Operating Information	2009	2008	2007	2006	2005
Operating Revenues (in millions) (a):
Residential	$122.2	$165.7	$145.2	$144.9	$156.4
Commercial	73.9	103.2	84.0	84.4	89.3
Industrial	5.7	10.7	8.2	8.3	10.0
Retail subtotal	201.8	279.6	237.4	237.6	255.7
Interdepartmental	2.0	5.6	14.8	17.0	50.8
Transportation/other	12.7	14.8	13.5	19.3	15.8
Total	$216.5	$300.0	$265.7	$273.9	$322.3

Gas Sales (000s Dths) (a):
Residential	11,639	12,520	11,596	11,270	12,068
Commercial	9,274	9,362	8,337	8,155	8,187
Industrial	771	1,019	883	876	978
Retail subtotal	21,684	22,901	20,816	20,301	21,233
Interdepartmental	464	1,156	2,264	2,116	6,448
Transportation/other	23,656	24,477	24,478	21,094	25,200
Total	45,804	48,534	47,558	43,511	52,881

Retail Customers at End of Period (a):
Residential	158,660	158,327	156,952	162,726	160,226
Commercial	19,096	18,810	18,710	19,097	18,769
Industrial	212	217	225	275	294
Total	177,968	177,354	175,887	182,098	179,289

Other Selected Gas Data:
Heating degree days (b):
Madison, Wisconsin (normal - 7,095)	7,356	7,714	6,935	6,520	6,840
Revenue per Dth sold to retail customers	$9.31	$12.21	$11.40	$11.70	$12.04
Purchased gas cost per Dth sold to retail customers	$6.28	$9.08	$7.70	$7.77	$8.53

(a) In February 2007, IPL and WPL sold their respective natural gas properties in Illinois. At the date of the sale, IPL and
WPL had approximately 6,000 and 8,000 gas retail customers in Illinois, respectively. Prior to the asset sales, the gas sales to retail customers in Illinois are included in residential, commercial and industrial sales in the tables above.
(b) Heating degree days are calculated using a simple average of the high and low temperatures each day compared to a
65 degree base. Normal degree days are calculated using a rolling 20-year average of historical heating degree days.

3)  STEAM UTILITY OPERATIONS - IPL has historically provided steam service to approximately 200 customers in Cedar Rapids, Iowa, who used high-pressure steam for production purposes or low-pressure steam for hot water and heat.  Substantially all of the steam for these customers was generated by IPL’s Prairie Creek and Sixth Street Generating Stations in Cedar Rapids prior to June 2008.  In June 2008, IPL’s Prairie Creek and Sixth Street Generating Stations were shutdown as a result of significant damage caused by severe flooding in downtown Cedar Rapids.  Soon after the flood waters receded, IPL made necessary repairs to its steam distribution systems and established temporary steam generating systems (natural gas-fired package boilers and water treatment systems) to resume steam service for its customers.  Following months of evaluations and discussions with its steam customers, IPL announced in the second quarter of 2009 its decision to discontinue providing temporary steam service to those steam customers located in downtown Cedar Rapids previously served by IPL’s Sixth Street Generating Station.  IPL ceased low-pressure steam operations in downtown Cedar Rapids in December 2009 and currently expects to cease high-pressure steam operations in downtown Cedar Rapids in the second quarter of 2010.  The Prairie Creek Generating Station was returned to service in 2009 and is expected to be the primary source of steam for IPL’s remaining high-pressure steam customers in the future.

D.  INFORMATION RELATING TO NON-REGULATED OPERATIONS

Resources manages a portfolio of wholly-owned subsidiaries and additional investments through several distinct platforms: RMT (including WindConnect®), Non-regulated Generation, Transportation and other non-regulated investments.

RMT - provides renewable energy services and environmental consulting and engineering services to industrial and commercial clients nationwide.  RMT offers renewable energy services through its WindConnect® segment, which provides siting, design, construction, and high voltage connection services for wind and solar projects in the U.S.  RMT’s environmental consulting and engineering services include site remediation and restoration, air quality control, auditing/compliance management, facility siting and planning, and environmental construction.

The economic conditions during 2008 and 2009 have resulted in constrained financial markets and lower funding for large capital projects in the renewable energy services market.  With fewer renewable energy projects receiving funding, the competition for those projects has intensified.  RMT is currently among a small group of companies that has technical expertise and project experience for all phases of a renewable energy project, from siting through electrical grid connection.  Future growth in the renewable energy infrastructure market may attract new competitors to the renewable energy services market including large construction companies.

The environmental consulting and engineering market is mature, highly fragmented, and composed of a large number of firms ranging in size from small private entities to large public firms.  RMT’s competitors in this market vary by their scope of services, scale and geographical location of projects.

Non-regulated Generation - owns the 300 MW, simple-cycle, natural gas-fired Sheboygan Falls Energy Facility near Sheboygan Falls, Wisconsin, which is leased to WPL for an initial period of 20 years ending in 2025.  Also included in Non-regulated Generation is Industrial Energy Applications, Inc., which provides on-site energy services with small standby generators.

Transportation - includes a short-line railway that provides freight service between Cedar Rapids, Iowa and Iowa City, Iowa; a barge terminal and hauling services on the Mississippi River; and other transfer and storage services.

Other non-regulated investments - include the Whiting Petroleum Corporation tax sharing agreement receivable discussed in Note 4(b) of Alliant Energy’s “Notes to Consolidated Financial Statements,” real estate investments, two corporate airplanes and several other modest investments.

ITEM 1A.  RISK FACTORS

You should carefully consider each of the risks described below relating to Alliant Energy, IPL and WPL, together with all of the other information contained in this combined Annual Report on Form 10-K, before making an investment decision with respect to our securities.  If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially and adversely affected and you may lose all or part of your investment.

Risks related to the regulation of our business could impact the rates we are able to charge, our costs and our profitability - We are subject to comprehensive regulation by federal and state regulatory authorities, which significantly influences our operating environment, the ability to timely recover costs from customers and to earn appropriate rates of return.  In particular, our utility operations are regulated by regulatory authorities with jurisdiction over public utilities, including the IUB, the PSCW, the MPUC and FERC.  These authorities regulate many aspects of our operations, including: rates charged to customers; costs of fuel, purchased power and natural gas that can be recovered from customers; operating costs that can be recovered from customers; the authorized rates of return on capital; common equity levels; the amount of deferred costs that may be recovered from customers; our ability to site and construct new generating facilities and the amount of costs associated therewith that may be recovered from customers; authorization to install environmental pollution control equipment and whether equipment costs can be recovered from customers; construction and maintenance of facilities; operations, including requiring certain sources of energy such as renewable sources and reductions in energy usage by customers; rates paid to transmission operators; safety; issuance of securities; accounting matters; and transactions between affiliates.  Further, provisions of the Wisconsin Utility Holding Company Act limit our ability to invest in non-utility activities and could deter takeover attempts by a potential purchaser of our common stock that would be willing to pay a premium for our common stock.  These regulatory authorities are also empowered to impose financial penalties and other sanctions on us if we are found to have violated statutes and regulations governing utility operations.  Our ability to obtain rate adjustments to earn appropriate rates of return depends upon timely regulatory action under applicable statutes and regulations, and we cannot assure that rate adjustments will be obtained or appropriate rates of return on capital will be earned.  IPL and WPL currently plan to file a number of rate cases with regulatory authorities.  In future rate cases, IPL and WPL may not receive an adequate amount of rate relief, rates may be reduced, rate adjustments may not be approved on a timely basis, costs may not be otherwise recovered through rates, and allowed rates of return on capital may be inadequate.  As a result, we may experience adverse impacts on our financial condition and results of operations.  We are unable to predict the impact on our business and operating results from future regulatory activities of any of these agencies.  Changes in regulations or the imposition of additional regulations may require us to incur additional costs or change business operations or our business plan, which may have an adverse impact on our financial condition and results of operations.

We are exposed to risks related to economic conditions - Our utility operations are impacted by the economic conditions in our service territories.  The current economic downturn in our service territories has caused our sales and revenues to decline.  The totality of the sales declines to date is not fully reflected in all our rates, causing an adverse impact on our financial condition and results of operations.  If economic conditions decline further in our service territories, we may experience additional reduced demand for electricity or natural gas.  If current and future demand declines are not reflected in our rates, our financial condition and results of operations could be negatively impacted.  In addition, adverse economic conditions in our service territories could negatively impact our collections of receivables.  The current economic downturn in our service territories has also caused a reduction in the number of industrial customers in our service territories.  We have fewer customers as a result of the most recent recession and could lose additional customers due to economic conditions, customers constructing their own generation facilities, and loss of service territory or franchises.  The current economic climate, and future economic growth, may not cause enough growth for us to replace the lost energy demand from these customers.  The loss of customers, and the inability to replace those customers with new customers, could negatively impact our financial condition and results of operations.

Changes in commodity prices or the availability of commodities may increase the cost of producing electric energy or change the amount we receive from selling electric energy, harming our financial performance - The prices that we may obtain for electric energy may not compensate for changes in delivered coal, natural gas or electric energy spot-market costs, or changes in the relationship between such costs and the market prices of electric energy.  As a result, we may be unable to pass on the changes in costs to our customers, especially at WPL where we do not have a retail automatic fuel cost adjustment clause, which allows more consistent and timely cost recovery.  This may result in an adverse effect on our financial condition and results of operations.  We are heavily exposed to changes in the price and availability of coal because the majority of the electricity generated by us is from our coal-fired generating facilities.  We have contracts of varying durations for the supply and transportation of coal for most of our existing generating capability, but as these contracts end or otherwise are not honored, we may not be able to purchase coal on terms as favorable as the current contracts.  Further, we currently rely on coal primarily from the Powder River Basin in Wyoming and any disruption of coal production in, or transportation from, that region may cause us to incur additional costs and adversely affect our financial condition and results of operations.  We also have responsibility to supply natural gas to certain natural gas-fired electric generating facilities that we own and lease, which increase our exposure to the more volatile market prices of natural gas.  We have natural gas supply contracts in place which are generally short-term in duration.  The natural gas supply commitments are either fixed price in nature or market-based.  As some of the contracts are market-based, and all of the contracts are short-term, we may not be able to purchase natural gas on terms as favorable as the current contracts when the current contracts expire.  Further, any disruption of production or transportation of natural gas may cause us to incur additional costs to purchase natural gas that may adversely impact our financial condition and results of operations.  We buy electricity from the market, and sell our generation into the market.  The market prices impact the volumes of electricity bought and sold and impact our results of operations.  The derivative instruments we use to manage our commodity risks have terms allowing our counterparties to demand cash collateral.  Extensive cash collateral demands could adversely impact our cash flows.

Risks related to implementing our strategic plan - Our strategic plan includes investments in renewable energy and natural gas generation, environmental control equipment at existing generating facilities, Smart Grid enablement through automated metering infrastructure and energy efficiency.  The construction or purchase of renewable energy generating facilities and advanced metering infrastructure is subject to many risks, which may cause increased costs or inability to recover costs, or may impede or block our ability to achieve our strategic objectives.  The state utility commissions may not permit us to site, construct or purchase the generating facilities or add large-scale environmental control equipment to existing generating facilities.  Such a state utility commission decision could be based upon any number of factors, including the commission’s determination that there is no need for the facilities or equipment, customer rate increases associated with the new generating facilities or equipment are too large or that the added costs to the customer outweigh the benefits to the customer, technology changes, environmental concerns or other factors.  State utility commissions could approve the construction or purchase of generating facilities, but include conditions that make the project uneconomical.  Such conditions could include low rates of return, inability to adequately recover costs or certain operating restrictions.  If we receive regulatory approval to build the facilities, advocacy groups or other associations may file lawsuits seeking to overturn or modify the regulatory approvals, as has been done relative to WPL’s Bent Tree - Phase I wind project.  If the state utility commissions do not approve the new generating facilities or do not approve conditions that make the project economical, or if certain groups successfully challenge the state utility commissions’ decisions to allow the generating facilities, we will not be able to implement our strategic plan and our financial condition and ability to serve our customers could be negatively affected.

Risks related to wind generation - Our strategic plan includes our utility subsidiaries building and operating wind generating facilities.  Our subsidiary, RMT, Inc., is also dependent on growth in the wind development market.  The health of, and growth of, the wind market depends on tax incentives, such as the production tax credit, and other incentives included in the American Recovery and Reinvestment Act of 2009, and other laws and regulations.  It also depends on the state of the economy and credit markets.  The failure of tax incentives to work as expected, the elimination of or changes to these incentives, or continued economic and credit market weakness, could adversely impact our ability to achieve our strategic plan and could adversely impact our financial condition and results of operations.  Growth at RMT requires RMT to maintain its current market share in the wind construction market as the market grows.  RMT’s inability to maintain its market share could adversely impact our ability to achieve our strategic plan and could adversely impact our results of operations.

Risks related to large construction projects - Large construction projects, such as the building of renewable energy generating facilities, adding large-scale environmental control equipment to generating facilities or adding new infrastructure such as advanced metering infrastructure, are subject to various risks that could cause costs to increase or delays in completion.  These risks include shortages of, the inability to obtain, the cost of and the consistency of labor, materials and equipment, the inability of the general contractor or subcontractors to perform under their contracts, the inability to agree to terms of contracts or disputes in contract terms, work stoppages, adverse weather conditions, the inability to obtain necessary permits in a timely manner, changes in applicable laws or regulations, adverse interpretation or enforcement of permit conditions, governmental actions, legal action, and unforeseen engineering or technology issues.  If the construction project is over budget, we may not be able to recover those excess costs.  Inability to recover excess costs, or inability to complete the project in a timely manner, could adversely impact our financial condition and results of operations.

Costs of compliance with existing and future laws and the incurrence of liabilities, particularly related to the environment, could adversely affect our profitability - Our operations are subject to extensive regulation including environmental protection laws and regulations relating to, among other things, water discharges, management of hazardous and solid waste, and air emissions such as sulfur dioxide, nitrogen oxide, particulate matter and mercury.  Laws and regulations affecting our operations have recently been adopted by the EPA and state authorities, and are being implemented in the states we operate.  In addition, new regulations from federal and state authorities, such as potential water, greenhouse gas (GHG) and coal ash regulations, are under consideration and may be adopted, requiring modifications to our utility operations.  New interpretations of existing laws and regulations could be adopted or become applicable to us or our facilities.  Rules may be adopted and then overturned by courts, such as the Clean Air Mercury Rule, or sent back to the EPA for revisions, such as the Clean Air Interstate Rule.  These regulations, possible new regulations and possible new interpretations may substantially increase compliance expenditures made by us or restrict our operations in the future.  We also have current or previous ownership interests in sites associated with the production of gas and the production and delivery of electricity for which we may be liable for additional costs related to investigation, remediation and monitoring of these sites.  We cannot predict with certainty the amount and timing of all future expenditures (including the potential or magnitude of any fines or penalties, including the severity of any restrictions on our operations) related to environmental matters, although we expect them to be material.  Further, we believe we comply with such regulations, but a state or federal oversight agency may not agree, as occurred when the EPA issued a notice of violation to WPL alleging non-compliance with various permitting requirements under the Clean Air Act.  The risks associated with compliance and estimating compliance costs include the possibility that changes will be made to the current environmental laws and regulations, the uncertainty regarding the type of compliance that will finally be required by rules and regulations, the possibility that a state or federal oversight agency will not agree that we are compliant, the uncertain treatment of expenditures by regulators in setting our rates, the possible inability to obtain necessary materials or skilled labor force required for certain equipment necessary to comply with environmental regulations, the rising costs of equipment, services and labor related to environmental compliance, the possibility that technology will not perform as anticipated, co-owner considerations with respect to our jointly-owned facilities, and the uncertainty in quantifying liabilities under environmental laws that impose joint and several liabilities on all potentially responsible parties.  Compliance with current and future environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment expenses and monitoring obligations, which could adversely impact our financial condition and results of operations.

We plan to move forward with environmental control projects that were planned to comply with the Clean Air Interstate Rule because we expect future environmental regulations will be adopted that require these projects.  We also purchased emission allowances to comply with the Clean Air Interstate Rule.  State utility commissions may not approve such projects because the current requirements for them are in question, or may not allow us to recover costs of the projects and emission allowances if future regulations are not adopted or changed significantly from current regulations.  Co-owners in our jointly-owned facilities may not agree with our decision to move forward with these projects.  Further, more stringent environmental regulations could be adopted in the future, requiring controls in addition to those currently planned.  Failure to obtain utility commission approvals, inability to fully recover costs or failure to obtain co-owner approval could adversely impact our financial condition and results of operations.

Citizen groups or others may bring litigation over environmental issues including claims of various types, such as property damage and personal injury.  Citizen legal challenges to compliance decisions on the enforcement of environmental requirements, such as approval of air permits, opacity and other air quality standards may be brought against us.  WPL is currently involved in matters in which the Sierra Club is alleging various violations of the Clean Air Act.  Specifically, the Sierra Club alleged that WPL violated the Clean Air Act by not obtaining permits for various projects at its owned and co-owned generating facilities, by violating opacity limits at a generating facility, and by changing the permitted operation of a generating facility.  If we are unsuccessful defending such litigation, we could be subject to restrictions or prohibitions to operating our generation facilities, costly upgrades to our generation facilities, payment of damages or fines, and litigation costs, all of which could be material.  An adverse result in such legal actions could have a material adverse impact on our financial condition and results of operations.

Actions related to global climate change and reducing GHG emissions could impact us - The primary GHG emitted from our utility operations is carbon dioxide (CO2) from combustion of fossil fuels at our generating facilities.  Our generating facilities are primarily coal-fired facilities.  Various laws and regulations addressing climate change are being considered at the federal and state levels.  The Supreme Court has ruled that CO2 may be regulated by the EPA.  The EPA has determined that CO2 threatens the public health and welfare and may now regulate all CO2 emissions under the Clean Air Act.  Several bills have been introduced in the U.S. Congress that could compel CO2 emission reductions.  Proposals under consideration include limitations on the amount of GHG that can be emitted (so called “caps”) together with systems of trading allowed emissions capacities.  Under most of these proposals, companies like ours would be allocated a certain number of emission allowances.  If our CO2 emissions were higher than the allowances allocated to us, we would have to purchase additional, and potentially costly, allowances to cover our current emissions.  Under some proposals, we would not receive an adequate number of allowances to cover our current emissions.  This type of system could require us to reduce emissions, even though carbon capture technology is not currently available for efficient reduction, or to purchase costly allowances for such emissions.  Emissions also could be taxed independently of limits.  In addition, we may be required to reduce our customers’ use of electricity, thereby reducing our sales.  The Governors of all of the states in our service territories have signed on to the Midwestern Governors Association GHG Accord (GHG Accord).  The stated goal of the GHG Accord’s platform is to “maximize the energy resources and economic advantages and opportunities of Midwestern states while reducing emissions of atmospheric CO2 and other GHG.”  Each state in our service territories has established a board or commission regarding reducing CO2 emissions.  Wisconsin’s legislature is considering GHG emission legislation.  We could be subject to any regulations that are adopted in the future, and could become the target of challenges, because generating electricity using fossil fuels emits CO2.  The impacts of such proposals could have a material adverse impact on our financial condition and results of operations.

Furthermore, state regulators may consider future climate change policy implications in proceedings related to making environmental upgrades to existing facilities.  Future regulation of CO2 emissions could make some of our electric generating facilities uneconomic to maintain or operate.  The cost to comply with future potential CO2 emissions regulations could be very high.  There is no guarantee that we will be allowed to fully recover compliance costs or that cost recovery will not be delayed or otherwise conditioned.  Due to the uncertainty of what form CO2 emissions regulations could take, control technologies available to reduce GHG emissions, including CO2, and the unknown nature of potential compliance obligations should climate change regulations be enacted, we cannot provide any assurance regarding the potential impacts these future regulations would have on our operations.  In addition, we cannot predict if, or how, state regulators may factor this issue into approvals and permits for us to modify our existing coal-fired generation.  All such regulatory results could adversely impact our ability to implement our strategic plan and our financial condition and results of operations.

Risks related to capital markets - We rely on accessing the capital markets to support capital expenditure programs and other capital requirements, including expenditures to build utility infrastructure and comply with future regulatory requirements.  Successful implementation of our strategic plan and other long-term business strategies is dependent upon the ability of us to access the capital markets under competitive terms and rates.  We have forecasted capital expenditures of $2.5 billion over the next three years.  Capital markets, particularly debt markets, were under considerable strain recently, resulting in negative impacts on the availability and terms of credit available to certain businesses.  Any national economic downturn or disruption of financial markets could reduce our access to capital necessary for our operations and to execute our strategic plan.  If the credit crisis returns, we may be unable to access the credit markets, or our cost of borrowing might significantly increase.  We rely on our strong credit ratings to access the credit markets.  If our credit ratings are downgraded for any reason, we could pay higher interest rates in future financings, the pool of potential lenders could be reduced, borrowing costs under existing credit facilities could increase, our access to the commercial paper market could be limited, or we could be required to provide additional credit assurance, including cash collateral, to contract counterparties.  If our access to capital were to become significantly constrained or costs of capital increased significantly due to lowered credit ratings, prevailing industry conditions, regulatory constraints, the volatility of the capital markets or other factors, our financial condition and results of operations could be significantly adversely affected.

We are subject to employee workforce factors that could affect our businesses - We are subject to employee workforce factors, including loss or retirement of key personnel, availability of and our ability to recruit qualified personnel, collective bargaining agreements with employees and work stoppage that could affect our businesses and financial condition and results of operations.  Further, our workforce is dominated by members of the baby boomer generation who are nearing retirement.  As a large portion of our workforce prepares to retire, we must recruit and train new employees to replace them.  Costs of recruitment and the ability to find qualified employees are expected to become more difficult as our workforce retires.  These factors could adversely affect our business and financial condition.

Failure to provide reliable service to our utility customers could adversely affect our operating results - We are currently obligated to supply electric energy in parts of Iowa, Wisconsin and Minnesota.  From time to time and because of unforeseen circumstances, the demand for electric energy required to meet these obligations could exceed our available electric generating capability and energy commitments pursuant to purchased power agreements.  The North American transmission grid is highly interconnected and, in extraordinary circumstances, disruptions at particular points within the grid could cause an extensive power outage in our delivery systems.  Power outages in our service territories could result from factors outside of our control or service territories.  If this occurs, we may have to buy electric energy in the market.  Our utilities may not always have the ability to pass all the costs of purchasing the electric energy on to their customers, and even if they are able to do so, there may be a significant delay between the time the costs are incurred and the time the costs are recovered.  Since these situations most often occur during periods of peak demand, it is possible that the market price for electric energy at the time we purchase it could be very high.  Even if a supply shortage was brief, we could suffer substantial losses that could diminish our financial condition and results of operations.  The transmission system in our utilities’ service territories is constrained, limiting the ability to transmit electric energy within our service territories and access electric energy from outside of our service territories.  The transmission constraints could result in failure to provide reliable service to our utility customers and the inability to deliver energy from generating facilities, particularly wind generating facilities, to the national grid, or not being able to access lower cost sources of electric energy.  Failure to provide safe and reliable service, including effects of equipment failures in electric and natural gas delivery systems and any resulting fines or litigation costs, or market demand for energy exceeding available supply, may result in reduced revenues and increased maintenance and capital costs, which could adversely impact our financial condition and results of operations.

Operation of electric generating facilities or capital improvement of utility facilities may involve unanticipated changes or delays in operations that could negatively impact our business - The operation of electric generating facilities involves many risks, including start-up risks, breakdown or failure of equipment, transmission lines or pipelines, use of technology, the dependence on a specific fuel source, including the supply and transportation of fuel, as well as the risk of performance below expected or contracted levels of output or efficiency.  These risks could negatively impact our business through asset degradation, lost revenues or increased costs, including the cost of replacement power.  Additionally, our ability to successfully and timely complete planned capital improvements to existing facilities within established budgets is contingent upon many variables and may be subject to substantial risks.  Should such efforts be unsuccessful, we could be subject to additional costs and increased risk of non-recovery of construction or improvement costs through rates, which could adversely affect our financial condition and results of operations.

Our operating results may fluctuate on a seasonal and quarterly basis and can be adversely affected by the impacts of weather - Our electric and gas utility businesses are seasonal businesses and weather patterns can have a material impact on their operating performance.  Demand for electricity is greater in the summer months associated with air conditioning requirements.  In addition, market prices for electricity generally peak in the summer due to higher demand.  Demand for natural gas depends significantly upon weather patterns in winter months due to heavy use for residential and commercial heating.  As a result, our overall operating results in the future may fluctuate substantially on a seasonal basis.  In addition, we have historically generated less revenues and income when weather conditions are warmer in the winter and cooler in the summer.  Unusually mild winters and summers could have an adverse effect on our financial condition and results of operations.

Storms or natural disasters may impact our operations in unpredictable ways - Storms or catastrophic natural disasters may impact our operations.  Storms and natural disasters, such as the flood of 2008 and the ice storms of 2007, may adversely impact our ability to generate, purchase or distribute electric energy or obtain fuel sources and may significantly slow growth, or cause a decline, in the economy within our service territories.  Storms and natural disasters may prevent our customers from being able to operate, causing lower sales and revenues.  In addition, we could incur large costs of repairing damage to our generating facilities and infrastructure due to storms or natural disasters.  The loss of revenues may not be recovered.  The restoration costs may not be fully covered by insurance policies.  Damage to assets could also require us to take impairments.  Some costs may not be recovered in rates, or there could be significant delays in cost recovery.  Any of these items could adversely affect our financial condition and results of operations.

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

Threats of terrorism and catastrophic events that could result from terrorism may impact our operations in unpredictable ways - We are subject to direct and indirect effects of terrorist threats and activities.  Generation and transmission facilities, in general, have been identified as potential targets.  The effects of terrorist threats and activities include, among other things, terrorist actions or responses to such actions or threats, the inability to generate, purchase or transmit electric energy, the risk of significant slowdown in growth or a decline in the U.S. economy, disruption or volatility in, or other effects on capital markets, and the increased cost and adequacy of security and insurance.  Terrorist threats and activities may adversely impact our ability to generate, purchase or distribute electric energy or obtain fuel sources and may significantly slow growth, or cause a decline, in the economy within our service territories, which could adversely impact our financial condition and results of operations.  In addition, the cost of repairing damage to our generating facilities and infrastructure due to acts of terrorism, and the loss of revenue if such events prevent us from providing utility service to our customers, could adversely impact our financial condition and results of operations.

Energy industry changes could have a negative effect on our businesses - As a public utility company with significant utility assets, we conduct our utility operations in a regulated business environment.  The advent of new and unregulated markets has the potential to significantly impact our financial condition and results of operations.  The evolution of the wholesale and transmission markets has the potential to significantly increase costs of transmission, costs associated with inefficient generation dispatching, costs of participation in the new markets and costs stemming from estimated payment settlements.  Competitive pressures, including advances in technology that reduce the costs of alternative methods of producing electric energy to a level that is competitive with that of current electric production methods, could result in our utilities losing market share and customers and incurring stranded costs (i.e., assets and other costs rendered unrecoverable through customer rates as a result of competitive pricing), which would be borne by our shareowners.  Increased competition from any restructuring efforts in our primary retail electric service territories may have a significant adverse impact on our financial condition and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

IPL - IPL’s electric generating facilities at Dec. 31, 2009, were as follows.  Generating capacity is based upon the unforced capacity of the generating stations included in MISO’s resource adequacy process for the planning period from June 2009 to May 2010.

		No.		Primary	Primary	Generating
		of	In-service	Fuel	Dispatch	Capacity
Name of Generating Facility	Location	Units	Dates	Type	Type (a)	in MW
Ottumwa Generating Station	Ottumwa, IA	1	1981	Coal	BL	299	(b)
Lansing Generating Station Units 3, 4	Lansing, IA	2	1957-1977	Coal	BL	260
M. L. Kapp Generating Station Unit 2	Clinton, IA	1	1967	Coal	BL	181
Burlington Generating Station	Burlington, IA	1	1968	Coal	BL	174
Prairie Creek Generating Station	Cedar Rapids, IA	4	1951-1997	Coal	BL	165
George Neal Generating Station Unit 4	Sioux City, IA	1	1979	Coal	BL	152	(c)
Sutherland Generating Station	Marshalltown, IA	3	1955-1961	Coal	BL	135
George Neal Generating Station Unit 3	Sioux City, IA	1	1975	Coal	BL	133	(d)
Dubuque Generating Station Units 2, 3, 4	Dubuque, IA	3	1929-1959	Coal	IN	63
Louisa Generating Station Unit 1	Louisa, IA	1	1983	Coal	BL	28	(e)
Sixth Street Generating Station	Cedar Rapids, IA	4	1930-1950	Coal	BL	--	(f)
Total Coal								1,590

Emery Generating Station	Mason City, IA	3	2004	Gas	IN	587
Fox Lake Generating Station Units 1, 3	Sherburn, MN	2	1950-1962	Gas	PK	80
Burlington Combustion Turbines	Burlington, IA	4	1994-1996	Gas	PK	53
Grinnell Generating Station	Grinnell, IA	2	1990-1991	Gas	PK	44
Agency Street Combustion Turbines	West Burlington, IA	4	1990-1992	Gas	PK	38
Red Cedar Combustion Turbine	Cedar Rapids, IA	1	1996	Gas	PK	20
Total Gas								822

Marshalltown Combustion Turbines	Marshalltown, IA	3	1978	Oil	PK	153
Lime Creek Plant Combustion Turbines	Mason City, IA	2	1991	Oil	PK	62
Centerville Combustion Turbines	Centerville, IA	2	1990	Oil	PK	43
Montgomery Combustion Turbine	Montgomery, MN	1	1974	Oil	PK	19
Diesel Stations	Iowa and Minnesota	9	1963-1996	Oil	PK	15
Total Oil								292

Whispering Willow - East	Franklin Co., IA	121	2009	Wind	IN	40	(g)
Total Wind								40
Total generating capacity								2,744

(a)	Baseload units (BL) are designed for nearly continuous operation at or near full capacity to provide the system base load.
Intermediate units (IN) follow system load changes with frequent starts and curtailments of output during low demand.
Peaking units (PK) are generally low efficiency, quick response units run only when there is high demand.
(b)	Represents IPL’s 48% ownership interest in this 623 MW generating station, which is operated by IPL.
(c)	Represents IPL’s 25.695% ownership interest in this 591 MW generating station, which is operated by MidAmerican Energy Company (MidAmerican).
(d)	Represents IPL’s 28% ownership interest in this 474 MW generating station, which is operated by MidAmerican.
(e)	Represents IPL’s 4% ownership interest in this 698 MW generating station, which is operated by MidAmerican.
(f)	The Sixth Street Generating Station remains shutdown since June 2008 as a result of damage caused by severe flooding.
(g)	Represents 20% of the capacity of this 200 MW wind project based upon the MISO resource adequacy process for other wind projects during the planning period from June 2009 to May 2010.

At Dec. 31, 2009, IPL owned approximately 19,868 miles of overhead electric distribution line and 2,532 miles of underground electric distribution cable, as well as 719 distribution substations substantially all located in Iowa and Minnesota.  IPL sold its electric transmission assets in 2007.  IPL’s gas properties consist primarily of mains and services, meters, regulating and gate stations and other related distribution equipment.  At Dec. 31, 2009, IPL’s gas distribution facilities included approximately 5,010 and 235 miles of gas mains located in Iowa and Minnesota, respectively.  IPL’s other property included in “Other plant in service” on its Consolidated Balance Sheets consists primarily of operating and storeroom facilities, vehicles, computer hardware and software, communication equipment and other miscellaneous tools and equipment.  IPL’s properties, with the exception of the Sixth Street Generating Station, are suitable for their intended use.

WPL - WPL’s electric generating facilities at Dec. 31, 2009, were as follows.  Generating capacity is based upon the unforced capacity of the generating stations included in MISO’s resource adequacy process for the planning period from June 2009 to May 2010.

				Primary	Primary	Generating
		No. of	In-service	Fuel	Dispatch	Capacity
Name of Generating Facility	Location	Units	Dates	Type	Type (a)	in MW
Columbia Energy Center	Portage, WI	2	1975-1978	Coal	BL	448	(b)
Edgewater Generating Station Unit 5	Sheboygan, WI	1	1985	Coal	BL	294	(c)
Edgewater Generating Station Unit 4	Sheboygan, WI	1	1969	Coal	BL	223	(d)
Nelson Dewey Generating Station	Cassville, WI	2	1959-1962	Coal	IN	195
Edgewater Generating Station Unit 3	Sheboygan, WI	1	1951	Coal	IN	71
Total Coal								1,231

Neenah Energy Facility	Neenah, WI	2	2000	Gas	PK	294
South Fond du Lac Combustion Turbines	Fond du Lac, WI	2	1994	Gas	PK	163
Rock River Combustion Turbines	Beloit, WI	4	1967-1972	Gas	PK	148
Sheepskin Combustion Turbine	Edgerton, WI	1	1971	Gas	PK	23
Total Gas								628

Cedar Ridge	Fond du Lac Co., WI	41	2008	Wind	IN	14	(e)
Total Wind								14

Prairie du Sac Hydro Plant	Prairie du Sac, WI	8	1914-1940	Hydro	IN	19
Kilbourn Hydro Plant	Wisconsin Dells, WI	4	1926-1939	Hydro	IN	8
Total Hydro								27
Total generating capacity								1,900

(a)	Baseload units (BL) are designed for nearly continuous operation at or near full capacity to provide the system base load.
Intermediate units (IN) follow system load changes with frequent starts and curtailments of output during low demand.
Peaking units (PK) are generally low efficiency, quick response units run only when there is high demand.
(b)	Represents WPL’s 46.2% ownership interest in this 970 MW generating station, which is operated by WPL.
(c)	Represents WPL’s 75% ownership interest in this 392 MW generating station, which is operated by WPL.
(d)	Represents WPL’s 68.2% ownership interest in this 328 MW generating station, which is operated by WPL.
(e)	Represents 20% of the capacity of this 68 MW wind project as prescribed by the MISO resource adequacy process for wind projects during the planning period from June 2009 to May 2010.

At Dec. 31, 2009, WPL owned approximately 16,722 miles of overhead electric distribution line and 4,378 miles of underground electric distribution cable, as well as 240 distribution substations, all located in Wisconsin.  In 2001, WPL’s electric transmission assets were transferred to ATC.  WPL’s gas properties consist primarily of mains and services, meters, regulating and gate stations and other related distribution equipment.  At Dec. 31, 2009, WPL’s gas distribution facilities included approximately 3,945 miles of gas mains located in Wisconsin.  In 2009 and 2008, WPL installed over 560,000 advanced metering infrastructure (AMI) electric meters and gas modules in its service territory.  WPL currently plans to complete the installation of AMI by the end of 2010.  WPL’s other property included in “Other plant in service” on its Consolidated Balance Sheets consists primarily of operating and storeroom facilities, vehicles, computer hardware and software, communication equipment and other miscellaneous tools and equipment.  WPL’s properties are suitable for their intended use.  Refer to Note 3(b) of WPL’s “Notes to Consolidated Financial Statements” for information regarding WPL’s lease of the Sheboygan Falls Energy Facility from Resources’ Non-regulated Generation business.

Refer to “Strategic Overview - Utility Generation Plans” in MDA for discussion of IPL’s and WPL’s utility generation plans and future plans for AMI installation.

Resources - Resources’ principal properties included in “Property, plant and equipment - Non-regulated and other” on Alliant Energy’s Consolidated Balance Sheet at Dec. 31, 2009 were as follows:

Non-regulated Generation - includes a 300 MW, simple-cycle, natural gas-fired facility near Sheboygan Falls, Wisconsin that is leased to WPL.  In addition, Non-regulated Generation also owns several small standby generators, at multiple sites, with an aggregate capacity of 84 MW.

Transportation - includes a short-line railway in Iowa with 112 railroad track miles, 13 active locomotives and 122 railcars; and a barge terminal on the Mississippi River.

Other non-regulated investments - includes two corporate airplanes and real estate investments.

Corporate Services
Corporate Services’ property included in “Property, plant and equipment - Non-regulated and other” on Alliant Energy’s Consolidated Balance Sheet at Dec. 31, 2009 consisted primarily of computer software.

ITEM 3.  LEGAL PROCEEDINGS

Alliant Energy -
Shareowner Derivative Complaint - On Feb. 27, 2009, a purported shareowner filed in the Circuit Court for Dane County, Wisconsin, a derivative complaint against certain current and former officers and directors of Alliant Energy alleging that such officers and directors breached their fiduciary duties by approving sales of assets of Resources in violation of the Indenture with respect to the Exchangeable Senior Notes due 2030 and wasting Alliant Energy’s assets by compensating such officers and directors in connection with such sales.  Alliant Energy believes the derivative complaint is without merit and intends to vigorously defend against this litigation.  The purported shareowner had previously made a demand asking the Board of Directors to take action to remedy the alleged breaches of fiduciary duties by certain officers and directors.  Under Wisconsin law, if a shareowner commences a derivative proceeding after making such a demand, the court must dismiss such a derivative proceeding if a committee of independent directors appointed by independent directors determines, acting in good faith after conducting a reasonable inquiry upon which its conclusions are based, that maintenance of the derivative proceeding is not in the best interests of the corporation.  The independent directors of Alliant Energy appointed such a special litigation committee of independent directors, which conducted an inquiry into the allegations made in the demand from the purported shareowner and in a report delivered to Alliant Energy determined that maintenance of the derivative proceeding is not in the best interests of Alliant Energy.  Based on that report, on Sep. 14, 2009, Alliant Energy filed a motion to dismiss the derivative proceeding in the Circuit Court for Dane County, Wisconsin.

IPL - None.

WPL -
Air Permitting Violation Claims - In October 2009, WPL, as an owner and the operator of the Nelson Dewey Generating Station (Nelson Dewey) and the Columbia Energy Center (Columbia), received from Sierra Club a notice of intent to file a civil lawsuit (NOI) based on allegations that modifications were made at those facilities without complying with the Prevention of Significant Deterioration (PSD) program requirements, Title V Operating Permit requirements of the CAA and state regulatory counterparts contained within the Wisconsin State Implementation Plan (SIP) designed to implement the CAA.  In December 2009, WPL received from Sierra Club a separate NOI, which contained similar allegations regarding the Edgewater Generating Station (Edgewater).  The NOIs allege that various projects performed at Nelson Dewey, Columbia and Edgewater in years past were major modifications, as defined in the CAA, and that the owners violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter.  In the Edgewater NOI, additional allegations were made regarding violations of emission limits for visible emissions.

In December 2009, the EPA sent a Notice of Violation (NOV) to WPL as an owner and the operator of Nelson Dewey, Columbia and Edgewater.  The NOV alleges that the owners failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the SIP.

If pursued successfully by the EPA and/or the Sierra Club, these actions could result in civil penalties in amounts of up to $37,500 per day for each violation and/or injunctive relief to require installation of pollution control technology at Nelson Dewey, Columbia and Edgewater, which would increase future capital and operating expenditures of Alliant Energy and WPL.  Alliant Energy and WPL are currently reviewing the allegations and are unable to predict the impact of the allegations on their financial conditions or results of operations, but believe that an adverse outcome could be significant.  WPL and the other owners of Columbia and Edgewater are exploring settlement options with each of the EPA and Sierra Club while simultaneously defending against these actions.  WPL believes the projects at Nelson Dewey, Columbia and Edgewater were routine or not projected to increase emissions therefore did not violate the permitting requirements of the CAA.

In addition to any legal proceedings discussed in Alliant Energy’s, IPL’s and WPL’s reports to the SEC, Alliant Energy, IPL and WPL are currently, and from time to time, subject to claims and suits arising in the ordinary course of business.  Although the results of these legal proceedings cannot be predicted with certainty, management believes that the ultimate resolution of these proceedings will not have a material adverse effect on Alliant Energy’s, IPL’s or WPL’s financial condition or results of operations.

Environmental Matters
Additional information required by Item 3 with regards to environmental matters is included in “C. Information Relating to Utility Operations - Electric Utility Operations” in Item 1 Business, “Environmental Matters” and “Legislative Matters” in MDA and Note 12(e) of Alliant Energy’s “Notes to Consolidated Financial Statements,” which information is incorporated herein by reference.

Rate Matters
The information required by Item 3 with regards to rate matters is included in “B. Information Relating to Alliant Energy on a Consolidated Basis - Regulation” and “C. Information Relating to Utility Operations” in Item 1 Business, Notes 1(b), 1(h) and 2 of Alliant Energy’s “Notes to Consolidated Financial Statements” and “Rate Matters” in MDA, which information is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANTS
None of the executive officers for Alliant Energy, IPL or WPL listed below are related to any member of the Board of Directors or nominee for director or any other executive officer.  All of the executive officers have no definite terms of office and serve at the pleasure of the Board of Directors.  The executive officers of Alliant Energy, IPL and WPL as of the date of this filing are as follows (numbers following the names represent the officer’s age as of Dec. 31, 2009):

Executive Officers of Alliant Energy
William D. Harvey, 60, was elected Chairman of the Board effective February 2006 and President and Chief Executive Officer (CEO) effective July 2005 and has been a board member since January 2005.  He previously served as President and Chief Operating Officer (COO) from January 2004 to July 2005.
Patricia L. Kampling, 50, was elected Executive Vice President (EVP)-Chief Financial Officer (CFO) and Treasurer effective January 2010.  She previously served as Vice President (VP)-CFO and Treasurer since January 2009, as VP and Treasurer from January 2007 to January 2009 and as VP-Finance from August 2005 to January 2007.  From September 2004 to August 2005, she served as Treasurer of IPSCO Inc.
Barbara J. Swan, 58, was elected EVP-General Counsel and Chief Administrative Officer (CAE) effective January 2009.  She previously served as EVP and General Counsel since October 1998.
Thomas L. Aller, 60, was elected Senior VP-Energy Resource Development effective January 2009.  He previously served as Senior VP-Energy Delivery since January 2004.
Dundeana K. Doyle, 51, was elected Senior VP-Energy Delivery effective January 2009.  She previously served as VP-Strategy and Regulatory Affairs since January 2007 and as VP-Strategy and Risk from May 2003 to January 2007.
John O. Larsen, 46, was elected Senior VP-Generation effective January 2010.  He previously served as VP-Generation since August 2008 and as VP-Technical and Integrated Services from January 2004 to August 2008.
Thomas L. Hanson, 56, was elected VP-Controller and Chief Accounting Officer (CAO) effective January 2007.  He previously served as VP and Treasurer since April 2002.

Executive Officers of IPL
William D. Harvey, 60, was elected Chairman of the Board effective February 2006 and CEO effective July 2005 and has been a board member since January 2005.  He previously served as COO since 2004.
Thomas L. Aller, 60, was elected President effective January 2004.
Patricia L. Kampling, 50, was elected EVP-CFO and Treasurer effective January 2010.
Barbara J. Swan, 58, was elected EVP-General Counsel and CAE effective January 2009.
Dundeana K. Doyle, 51, was elected Senior VP-Energy Delivery effective January 2009.
John O. Larsen, 46, was elected Senior VP-Generation effective January 2010.
Thomas L. Hanson, 56, was elected VP-Controller and CAO effective January 2007.

Executive Officers of WPL
William D. Harvey, 60, was elected Chairman of the Board effective February 2006 and CEO effective July 2005 and has been a board member since January 2005.  He previously served as COO since 2004.
Barbara J. Swan, 58, was elected President effective January 2004.
Patricia L. Kampling, 50, was elected EVP-CFO and Treasurer effective January 2010.
Thomas L. Aller, 60, was elected Senior VP-Energy Resource Development effective January 2009.
Dundeana K. Doyle, 51, was elected Senior VP-Energy Delivery effective January 2009.
John O. Larsen, 46, was elected Senior VP-Generation effective January 2010.
Thomas L. Hanson, 56, was elected VP-Controller and CAO effective January 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price - Alliant Energy’s common stock trades on the New York Stock Exchange under the symbol “LNT.”  Quarterly sales price ranges and dividends with respect to Alliant Energy’s common stock were as follows:

	2009			2008
Quarter	High	Low	Dividend	High	Low	Dividend
First	$30.50	$20.31	$0.375	$42.37	$34.00	$0.35
Second	26.26	22.08	0.375	38.88	33.50	0.35
Third	28.78	24.73	0.375	35.60	31.19	0.35
Fourth	31.53	26.08	0.375	32.86	22.80	0.35
Year	31.53	20.31	1.50	42.37	22.80	1.40

Stock closing price at Dec. 31, 2009: $30.26

Shareowners - At Dec. 31, 2009, there were approximately 37,480 holders of record of Alliant Energy’s common stock, including holders through Alliant Energy’s Shareowner Direct Plan.  Alliant Energy is the sole common shareowner of all 13,370,788 and 13,236,601 shares of IPL and WPL common stock, respectively, currently outstanding.

Dividends - Alliant Energy does not have any significant common stock dividend restrictions.  Although Alliant Energy’s practice has been to pay cash dividends on its common stock quarterly, the timing of payment and amount of future dividends are necessarily dependent upon future earnings, capital requirements, general financial conditions, general business conditions, the ability of Alliant Energy’s subsidiaries to pay dividends, approval from its Board of Directors and other factors.  In January 2010, Alliant Energy announced an increase in its expected 2010 annual common stock dividend to $1.58 per share, which is equivalent to a quarterly rate of $0.395 per share, beginning with the Feb. 12, 2010 dividend payment.  Payment of future 2010 quarterly dividends is subject to the actual dividend declaration by Alliant Energy’s Board of Directors.

Refer to Note 7(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for information about IPL’s and WPL’s dividend restrictions and limitations on distributions to their parent company.

Common Stock Repurchases - A summary of Alliant Energy common stock repurchases for the quarter ended Dec. 31, 2009 was as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Purchased as	Value) of Shares That
	of Shares	Paid Per	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Share	Announced Plan	Under the Plan (a)
Oct. 1 to Oct. 31	252	$27.02	--	N/A
Nov. 1 to Nov. 30	3,701	27.61	--	N/A
Dec. 1 to Dec. 31	356	30.71	--	N/A
Total	4,309	27.83	--

(a)
All shares were purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan (DCP).  There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date.

ITEM 6. SELECTED FINANCIAL DATA

Alliant Energy

Financial Information	2009 (a)		2008 (a)		2007 (a)		2006		2005
	(dollars in millions, except per share data)
Income Statement Data:
Operating revenues	$3,432.8		$3,681.7		$3,437.6		$3,359.4		$3,279.6
Income from continuing operations, net of tax	129.4		298.7		443.4		357.0		75.1
Income (loss) from discontinued operations, net of tax	0.3		8.0		0.6		(22.6)		(64.1)
Net income	129.7		306.7		444.0		334.4		11.0
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	110.7		280.0		424.7		338.3		56.4
Income (loss) from discontinued operations, net of tax	0.3		8.0		0.6		(22.6)		(64.1)
Net income (loss)	111.0		288.0		425.3		315.7		(7.7)
Common Stock Data:
Earnings per weighted average common share attributable to
Alliant Energy common shareowners (basic):
Income from continuing operations, net of tax	$1.01		$2.54		$3.78		$2.90		$0.48
Income (loss) from discontinued operations, net of tax	$-		$0.07		$0.01		$(0.20)		$(0.55)
Net income (loss)	$1.01		$2.61		$3.79		$2.70		$(0.07)
Earnings per weighted average common share attributable to
Alliant Energy common shareowners (diluted):
Income from continuing operations, net of tax	$1.01		$2.54		$3.77		$2.89		$0.48
Income (loss) from discontinued operations, net of tax	$-		$0.07		$0.01		$(0.20)		$(0.55)
Net income (loss)	$1.01		$2.61		$3.78		$2.69		$(0.07)
Common shares outstanding at year-end (000s)	110,656		110,449		110,359		116,127		117,036
Dividends declared per common share	$1.50		$1.40		$1.27		$1.15		$1.05
Market value per share at year-end	$30.26		$29.18		$40.69		$37.77		$28.04
Book value per share at year-end	$25.06		$25.56		$24.30		$22.83		$20.85
Market capitalization at year-end	$3,348.5		$3,222.9		$4,490.5		$4,386.1		$3,281.7
Other Selected Financial Data:
Cash flows from operating activities	$657.1		$338.2		$607.5		$422.0		$584.1
Construction and acquisition expenditures	$1,202.6		$879.0		$542.0		$399.0		$538.1
Total assets at year-end	$9,036.0		$8,201.5		$7,189.7		$7,084.1		$7,733.1
Long-term obligations, net	$2,512.2		$1,887.1		$1,547.1		$1,520.7		$2,147.0
Times interest earned before income taxes (b)	1.78	X	4.49	X	6.99	X	4.84	X	1.13	X
Capitalization ratios:
Common equity	49%		56%		59%		58%		48%
Preferred stock	4%		5%		5%		5%		5%
Long- and short-term debt	47%		39%		36%		37%		47%
Total	100%		100%		100%		100%		100%

(a) Refer to "Alliant Energy's Results of Operations" in MDA for discussion of the 2009, 2008 and 2007 results of operations.
(b) Represents the sum of income from continuing operations before income taxes plus interest expense, divided by interest expense. The calculation does not consider the "Loss on early extinguishment of debt" that Alliant Energy has incurred as part of interest expense.

IPL	2009 (a)	2008 (a)	2007 (a)	2006	2005
	(in millions)

Operating revenues	$1,708.0	$1,758.0	$1,695.9	$1,754.8	$1,681.7
Earnings available for common stock	137.6	126.2	274.9	157.0	149.7
Cash dividends declared on common stock	--	29.1	609.9	219.8	109.9
Cash flows from operating activities	373.2	113.7	257.4	272.2	332.0
Total assets	4,892.2	4,210.9	3,362.0	3,628.6	3,976.6
Long-term obligations, net	1,160.9	996.8	765.4	895.0	993.4

(a)  Refer to “IPL’s Results of Operations” in MDA for a discussion of the 2009, 2008 and 2007 results of operations.

Alliant Energy is the sole common shareowner of all 13,370,788 shares of IPL’s common stock outstanding.  As such, earnings per share data is not disclosed herein.

WPL	2009 (a)	2008 (a)	2007 (a)	2006	2005
	(in millions)

Operating revenues	$1,386.1	$1,465.8	$1,416.8	$1,401.3	$1,409.6
Earnings available for common stock	86.2	115.1	110.2	102.0	101.8
Cash dividends declared on common stock	91.0	91.3	191.1	92.2	89.8
Cash flows from operating activities	305.8	239.7	258.0	162.6	176.6
Total assets	3,681.4	3,265.5	2,788.6	2,699.1	2,667.6
Long-term obligations, net	1,146.3	899.0	715.7	524.5	526.4

(a)  Refer to “WPL’s Results of Operations” in MDA for a discussion of the 2009, 2008 and 2007 results of operations.

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

CONTENTS OF MDA

Alliant Energy’s, IPL’s and WPL’s MDA consists of the following information:

·	Executive Summary
·	Strategic Overview
·	Rate Matters
·	Environmental Matters
·	Legislative Matters
·	Alliant Energy’s Results of Operations
·	IPL’s Results of Operations
·	WPL’s Results of Operations
·	Liquidity and Capital Resources
·	Other Matters
·	Market Risk Sensitive Instruments and Positions
·	New Accounting Pronouncements
·	Critical Accounting Policies and Estimates
·	Other Future Considerations

EXECUTIVE SUMMARY

Description of Business
General - Alliant Energy is an investor-owned public utility holding company whose primary subsidiaries are IPL, WPL, Resources and Corporate Services.  IPL is a public utility engaged principally in the generation and distribution of electric energy and the distribution and transportation of natural gas in selective markets in Iowa and southern Minnesota.  WPL is a public utility engaged principally in the generation and distribution of electric energy and the distribution and transportation of natural gas in selective markets in southern and central Wisconsin.  WPL also owns an approximate 16% interest in the American Transmission Company LLC (ATC), a transmission-only utility operating in Wisconsin, Michigan, Illinois and Minnesota.  Resources is the parent company for Alliant Energy’s non-regulated businesses.  Corporate Services provides administrative services to Alliant Energy and its subsidiaries.  An illustration of Alliant Energy’s primary businesses is shown below.

Alliant Energy

Utility	Non-regulated (Resources)	Parent and Other
- IPL (Utility services in IA & MN)	- RMT (including WindConnect®)	- Parent Company
- WPL (Utility services in WI)	- Transportation	- Corporate Services
- WPL’s interest in ATC	- Non-regulated Generation

Utility Business - IPL and WPL own a portfolio of electric generating facilities located in Iowa, Wisconsin and Minnesota with a diversified fuel mix including coal, natural gas and renewable resources.  The output from these generating facilities, supplemented with purchased power, is used to provide electric service to approximately 1 million electric customers in the upper Midwest.  The utility business also procures natural gas from various suppliers to provide service to approximately 412,000 retail gas customers in the upper Midwest.  Alliant Energy’s utility business is its primary source of earnings and cash flows.  The earnings and cash flows from the utility business are sensitive to various external factors including, but not limited to, the amount and timing of rate relief approved by regulatory authorities, the impact of weather and economic conditions on electric and gas sales volumes and other factors listed in “Risk Factors” in Item 1A and “Forward-looking Statements.”

Non-regulated Businesses - Resources manages various businesses including RMT (environmental, consulting, engineering and renewable energy services), Transportation (short-line railway and barge transportation services), Non-regulated Generation (electric generating facilities management), and several other modest investments.

Parent and Other - includes operations of Alliant Energy (parent holding company) and Corporate Services.

Financial Results
Alliant Energy’s earnings per weighted average common share (EPS) attributable to Alliant Energy common shareowners for 2009 and 2008 were as follows:

	2009	2008
Income from continuing operations	$1.01	$2.54
Income from discontinued operations	--	0.07
Net income	$1.01	$2.61

Additional details regarding Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners were as follows (in millions):

	2009		2008
Continuing operations:	Net Income	EPS	Net Income	EPS
Utility	$223.8	$2.03	$241.3	$2.19
Non-regulated (Resources)	10.5	0.10	29.3	0.27
Parent company and other	(123.6)	(1.12)	9.4	0.08
Income from continuing operations	110.7	1.01	280.0	2.54
Income from discontinued operations	0.3	--	8.0	0.07
Net income	$111.0	$1.01	$288.0	$2.61

The table above includes utility, non-regulated and parent earnings (losses) per share from continuing operations, which are non-GAAP (accounting principles generally accepted in the United States of America (U.S.)) financial measures.  Alliant Energy believes utility, non-regulated and parent earnings (losses) per share from continuing operations are useful to investors because they facilitate an understanding of segment performance and trends and provide additional information about Alliant Energy’s operations on a basis consistent with the measures that management uses to manage its operations and evaluate its performance.  Alliant Energy’s management also uses utility earnings per share from continuing operations to determine incentive compensation.

Utility Business - Lower income from continuing operations in 2009 compared to 2008 was primarily due to:
·	higher transmission service and pension costs at IPL;
·	lower electric sales demand resulting from historically cool weather during the summer of 2009;
·	higher depreciation and interest expense as a result of planned capital expenditures;
·	lower electric sales demand from industrial customers resulting from unfavorable economic conditions in 2009;
·	$0.11 per share of income tax benefits recognized in 2008 related to a U.S. federal income tax audit;
·	$0.10 per share of charges incurred in 2009 for proposed coal plants; and
·	$0.07 per share of restructuring costs incurred in 2009 related to the elimination of certain corporate and operations positions.
These items were partially offset by:
·
$0.32 per share of state income tax benefits in 2009 related to combined reporting for corporate income taxation in Wisconsin enacted in 2009 and a decision by management to allow WPL to do business in Iowa;

·	higher electric revenues at IPL resulting from an interim retail electric rate increase effective March 2009;
·	impacts on margins and expenses from the severe Midwest flooding in 2008;
·	impacts of cost saving initiatives implemented in 2009;
·	allowance for funds used during construction (AFUDC) for IPL’s Whispering Willow - East wind project in 2009; and
·	$0.04 per share of regulatory-related credits in 2009 for the recovery of 2008 flood costs.

Non-regulated Businesses - Lower income from continuing operations in 2009 compared to 2008 was primarily due to:
·	lower earnings at RMT resulting from reduced construction activity for wind projects; and
·	$0.05 per share of state income tax expense in 2009 related to combined reporting for corporate income taxation in Wisconsin enacted in 2009.

Parent and Other - Lower income from continuing operations in 2009 compared to 2008 was primarily due to:
·	a $1.16 per share loss incurred in 2009 on the early extinguishment of Alliant Energy’s Exchangeable Senior Notes due 2030; and
·	lower interest income caused by lower average balances of cash and cash equivalents and lower interest rates on money market fund investments.
These items were partially offset by $0.09 per share of state income tax benefits in 2009 related to combined reporting for corporate income taxation in Wisconsin enacted in 2009.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting their respective earnings during 2009, 2008 and 2007.

Strategic Overview
The strategic plans for Alliant Energy, IPL and WPL focus on investments in new wind generation to meet customer demand and renewable portfolio standards, emission controls at their existing fleet of electric generating facilities to meet environmental regulations and energy efficiency programs.  Key strategic plan developments impacting Alliant Energy, IPL and WPL during 2009 include:

·
March 2009 - WPL acquired approximately 400 megawatts (MW) of wind site capacity in Freeborn County, Minnesota and the development rights for an approximately 100 MW wind project site near Green Lake, Wisconsin.  WPL plans to use 200 MW of the capacity from the wind project site in Freeborn County, Minnesota for its Bent Tree - Phase I wind project.

·
April 2009 - WPL and its co-owners filed a certificate of authority with the Public Service Commission of Wisconsin (PSCW) to install emission controls at the Columbia Energy Center (Columbia) to reduce sulfur dioxide (SO2) and mercury emissions.

·	June 2009 - WPL acquired the Neenah Energy Facility and related assets from Resources for $92 million.
·	July 2009 - WPL received an order from the PSCW approving construction of the 200 MW Bent Tree -Phase I wind project.
·
October 2009 - WPL received an order from the Minnesota Public Utilities Commission (MPUC) approving the Site Permit and Certificate of Need applications for the 200 MW Bent Tree - Phase I wind project.

·	December 2009 - IPL’s 200 MW Whispering Willow - East wind project located in Franklin County, Iowa was fully commercially operational.
·
December 2009 - WPL and Wisconsin Electric Power Company (WEPCO) entered into a contingent agreement for WPL to purchase WEPCO’s 25% ownership interest in Edgewater Generating Station Unit 5 (Edgewater Unit 5).

·
December 2009 - As of Dec. 31, 2009, WPL had completed approximately 90% of its Advanced Metering Infrastructure (AMI) by installing over 560,000 AMI electric meters and gas modules in its service territory.

Refer to “Strategic Overview” for additional details regarding these and other strategic plan developments.

Rate Matters
Alliant Energy’s utility subsidiaries, IPL and WPL, are subject to federal regulation by the Federal Energy Regulatory Commission (FERC), which has jurisdiction over wholesale electric rates, and state regulation in Iowa, Wisconsin and Minnesota for retail utility rates and standards of service.  Key regulatory developments impacting Alliant Energy, IPL and WPL during 2009 and early 2010 include:

·	March 2009 - IPL implemented an interim retail electric rate increase for its Iowa retail customers equivalent to approximately $84 million on an annual basis.
·
September 2009 - The PSCW set WPL’s retail electric fuel rates currently in effect subject to refund beginning Sep. 1, 2009 as a result of lower than expected fuel costs incurred by WPL.  In January 2010, WPL filed a retail electric fuel refund report indicating retail fuel over collections of $4 million for the final four months of 2009.

·
November 2009 - Legislation (2009 Assembly Bill 600) was introduced in Wisconsin to change statutes related to the process by which utilities recover electric fuel-related costs from their retail electric customers.

·
December 2009 - WPL received an order from the PSCW authorizing an annual retail electric rate increase of $59 million, or approximately 6%, and an annual retail natural gas rate increase of $6 million, or approximately 2%, effective January 2010.  The order also authorized WPL to recover a portion of the previously deferred costs for the cancelled Nelson Dewey #3 project and certain deferred benefits costs incurred by WPL in 2009.

·
January 2010 - IPL received an order from the Iowa Utilities Board (IUB) authorizing a final annual retail electric rate increase of $84 million, or approximately 7%, plus the use of a portion of IPL’s regulatory liabilities to offset costs related to the cancelled Sutherland #4 project and future transmission service costs.  The order also authorized IPL to recover $8 million of flood-related costs incurred in 2008.  Lastly, the IUB deferred the decision on IPL’s proposal to implement an automatic cost recovery rider for transmission costs until IPL’s next rate case.

Refer to “Rate Matters” for additional details regarding these and other regulatory developments, including plans to file retail rate cases in Iowa, Wisconsin and Minnesota in the first half of 2010.

Environmental Matters -
Alliant Energy, IPL and WPL are subject to regulation of environmental matters by various federal, state and local authorities.  Key environmental developments during 2009 and early 2010 that may impact Alliant Energy, IPL and WPL include:

·
April 2009 - The U.S. Supreme Court granted the U.S. Environmental Protection Agency (EPA) authority to use a cost-benefit analysis when setting technology-based requirements under Section 316(b) of the Federal Clean Water Act (Section 316(b)).  A revised Section 316(b) rule reflecting the U.S. Supreme Court’s decision is anticipated to be proposed by the EPA in 2010.

·
October 2009 - The EPA published the proposed greenhouse gas (GHG) Tailoring rule, which could require large industrial facilities to obtain permits that demonstrate use of Best Available Control Technologies (BACT) and energy efficiency measures to minimize GHG emissions when facilities are constructed or significantly modified.

·
October 2009 - WPL received from the Sierra Club a notice of intent to file a civil lawsuit (NOI) based on allegations that modifications were made at the Nelson Dewey Generating Station (Nelson Dewey) and Columbia without complying with air permitting requirements.  In December 2009, the Sierra Club sent a separate NOI to WPL containing similar allegations regarding the Edgewater Generating Station (Edgewater).  WPL and the other owners of Columbia and Edgewater are exploring settlement options with the Sierra Club while simultaneously defending against these actions.

·	November 2009 - The EPA issued a final rule staying the application of the Clean Air Interstate Rule (CAIR) annual SO2 and nitrogen oxide (NOx) programs for Minnesota.
·
December 2009 - The EPA’s Mandatory GHG Reporting rule became effective, which requires electric utilities, among other companies, to monitor and report annual levels of GHG emissions beginning with calendar year 2010.

·
December 2009 - The EPA published a proposed rule that would establish a new one-hour National Ambient Air Quality Standard (NAAQS) for SO2 and associated monitoring requirements.  The final standard is expected by June 2010 and final designations of non-attainment areas are expected to be issued by June 2012.

·
December 2009 - The EPA sent a Notice of Violation (NOV) to WPL as an owner and the operator of Nelson Dewey, Columbia and Edgewater.  The NOV alleges that the owners failed to comply with appropriate pre-construction review and permitting requirements.  WPL and the other owners of Columbia and Edgewater are exploring settlement options with the EPA while simultaneously defending against these actions.

·
December 2009 - The EPA issued a final rule finding that concentrations of GHG emissions in the atmosphere threaten public health and welfare and that emissions from motor vehicles contribute to atmospheric concentrations of GHG emissions and hence to the threat of climate change.

·
January 2010 - The Wisconsin Department of Natural Resources (DNR) issued a state thermal rule, subject to EPA approval, regulating the amount of heat that generating facilities can discharge into Wisconsin waters.

·
January 2010 - The EPA issued a proposal to reduce the primary NAAQS standard for ozone and establish a new seasonal secondary standard for ozone.  The final rule is expected to be issued by August 2010 and final designations of non-attainment areas are expected to be issued by August 2011.

·
January 2010 - The EPA issued a final rule to strengthen the primary NAAQS for NOx as measured by nitrogen dioxide (NO2).  The EPA expects to designate non-attainment areas for the new NO2 standard by January 2012.

·
January 2010 - The EPA issued an information collection request for coal- and oil-fired electric utility steam generation units over 25 MW in order to develop a proposed Utility Maximum Available Control Technology (MACT) standard for the control of mercury and other federal hazardous air pollutants.  The EPA is currently negotiating a consent decree that could require the agency to propose Utility MACT standards no later than March 2011 and promulgate final standards no later than November 2011.

Refer to “Environmental Matters” for additional details regarding these and other environmental developments.

Legislative Matters
Alliant Energy, IPL and WPL monitor various legislative developments, including climate change, tax-related and other matters.  Key legislative developments impacting Alliant Energy, IPL and WPL during 2009 include:

·
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

·
February 2009 - The Wisconsin Senate Bill 62 (SB 62) was enacted.  The most significant provision of SB 62 for Alliant Energy, IPL and WPL requires combined reporting for corporate income taxation in Wisconsin beginning with tax returns filed for the calendar year 2009.

·	June 2009 - The U.S. House of Representatives (House) approved H.R. 2454. H.R. 2454 contains a proposed cap-and-trade GHG emissions reduction program.
·
November / December 2009 - The House and the U.S. Senate passed different versions of proposed healthcare legislation.  Both versions contain a provision that would eliminate the non-taxable status of the 28% subsidy provided to employers who continue prescription drug coverage for their retirees.

·
December 2009 - The House approved H.R. 4173.  The most significant provision of H.R. 4173 for Alliant Energy, IPL and WPL may require them to post large volumes of cash collateral related to their derivative instruments.

Refer to “Legislative Matters” for additional details regarding these and other legislative developments.

Liquidity and Capital Resources
Based on their current liquidity positions and capital structures, Alliant Energy, IPL and WPL believe they will be able to secure the additional capital required to implement their strategic plans and to meet their long-term contractual obligations.  Key financing developments impacting Alliant Energy, IPL and WPL during 2009 and early 2010 include:

·
June 2009 - IPL’s and WPL’s respective shelf registration statements became effective, which provided IPL and WPL the flexibility to offer up to an aggregate of $650 million and $700 million, respectively, of preferred stock and unsecured debt securities from June 2009 through June 2012.

·
June 2009 - MPUC approved IPL’s annual capital structure filing, which provides authorization for IPL to issue debt securities during the 12 months ended June 30, 2010 as long as IPL maintains total capitalization (including short-term debt) below $3.11 billion and a common equity ratio between 41.3% and 50.5% during such period.  The annual capital structure filing limits IPL’s short-term borrowings to a maximum of $300 million outstanding at any time during the 12 months ended June 30, 2010.

·	July 2009 - WPL received authorization from the PSCW to issue long-term debt securities of no more than $350 million in 2010.
·
July 2009 - IPL issued $300 million of 6.25% senior debentures due 2039 and WPL issued $250 million of 5% debentures due 2019.  Proceeds from these issuances were used to repay short-term debt and invest in short-term assets.

·	August 2009 - IPL paid at maturity $135 million of its 6.625% senior debentures.
·
September 2009 - Alliant Energy’s shelf registration became effective, which provides Alliant Energy flexibility to offer from time to time an unspecified amount of common stock, senior notes and other securities from September 2009 through September 2012.

·
September 2009 - Alliant Energy announced a tender offer and consent solicitation for its Exchangeable Senior Notes due 2030 (Notes).  In 2009, Alliant Energy repurchased 5,940,660 Notes for $241 million.  As of Dec. 31, 2009, there were 300 Notes outstanding.

·	October 2009 - Alliant Energy issued $250 million of 4% senior notes due 2014 and used the proceeds to repay a short-term loan used for the repurchase of the Notes and for general corporate purposes.
·
December 2009 - IPL received authorization from FERC to issue up to $900 million of long-term debt securities, $750 million of short-term debt securities and $200 million of preferred stock during 2010 and 2011.

·	December 2009 - At Dec. 31, 2009, Alliant Energy and its subsidiaries had $433 million of available capacity under their revolving credit facilities and $175 million of cash and cash equivalents.
·
January 2010 - Alliant Energy announced an increase in its expected annual common stock dividend from $1.50 per share to $1.58 per share, which is equivalent to a rate of $0.395 per share per quarter, beginning with the Feb. 12, 2010 dividend payment.

Refer to “Liquidity and Capital Resources” for additional details regarding these and other financing developments.

STRATEGIC OVERVIEW

Strategic Plan - Alliant Energy’s, IPL’s and WPL’s strategic plan focuses on the execution of their utility generation, environmental compliance and energy efficiency plans, while meeting or exceeding customers’ and regulators’ expectations regarding reliability, availability, customer service and community support.  The utility generation, environmental compliance and energy efficiency plans reflect a balanced approach to meeting the needs of customers, shareowners and the environment and includes the following key components:

·
Utility generation plans - include building or acquiring electric generating facilities to meet customer demand and renewable portfolio standards, reduce reliance on purchased power and mitigate any impacts of future plant retirements.  Alliant Energy’s proposed new electric generating facilities have a diversified fuel mix and currently include wind projects in the Midwest and a natural gas-fired generating facility in Wisconsin.  Alliant Energy, IPL and WPL believe a diversified fuel mix for new electric generating facilities is important to meeting the needs of their customers, shareowners and the environment while preparing for a potentially carbon-constrained environment in the future.  Additional details of new electric generating facilities are included in “Utility Generation Plans” below.

·
Environmental compliance plans - include implementing emission controls at IPL’s and WPL’s existing fleet of electric generating facilities to meet current and proposed environmental regulations issued by the EPA and state environmental agencies.  After implementation, IPL’s and WPL’s new emission controls are expected to significantly reduce future emissions of NOx, SO2 and mercury at their generating facilities.  Additional details regarding proposed new emission controls are included in “Environmental Compliance Plans” below.

·
Energy efficiency programs - include implementing IPL’s Energy Efficiency Plan in Iowa, contributing to Wisconsin’s Focus on Energy program, continuing IPL’s and WPL’s Shared Savings programs in Minnesota and Wisconsin and installing AMI as a platform for Smart Grid initiatives in IPL’s and WPL’s utility service territories.  Additional details of energy efficiency plans are included in “Energy Efficiency Programs” below.

The strategic plan for Alliant Energy’s non-regulated operations involves maintaining a portfolio of businesses that are accretive to earnings but not significant users of capital.

Utility Generation Plans - Alliant Energy, IPL and WPL review and update, as deemed necessary and in accordance with regulatory requirements, their utility generation plans.  Alliant Energy, IPL and WPL are currently evaluating the types of capacity additions they will pursue to meet their customers’ long-term energy needs and are monitoring several related external factors that will influence those evaluations.  Some of these external factors include regulatory decisions regarding proposed projects, changes in long-term projections of customer demand, availability and cost effectiveness of different generation technologies, market conditions for obtaining financing, developments related to federal and state renewable portfolio standards, environmental requirements for new generation, such as future carbon and renewable requirements and federal and state tax incentives.  The following provides details of two generation projects within the Utility Generation Plans that were completed during 2009.

Whispering Willow - East - In the fourth quarter of 2009, IPL’s 200 MW Whispering Willow - East wind project located in Franklin County, Iowa, began commercial operation.  As of Dec. 31, 2009, IPL incurred construction costs for Whispering Willow - East of $466 million, excluding AFUDC.

Neenah Energy Facility - In June 2009, WPL acquired the Neenah Energy Facility and related assets from Resources for $92 million.  The Neenah Energy Facility is a 300 MW, simple-cycle, dual-fueled (natural gas/diesel) electric generating facility located in Neenah, Wisconsin.

The remaining generation projects in the current utility generation plans for Alliant Energy, IPL and WPL through 2013 are as follows (Not Applicable (N/A); To Be Determined (TBD)):

Primary			Expected		Current	Actual / Expected
Generation	Project Name /	Capacity	Availability	Cost	Capitalized	Regulatory
Type	Location	(MW)	Date	Estimate (a)	Costs (b)	Decision Date
IPL:
Wind	Whispering Willow - West	100	2012	$225 - $275	$29	TBD
	Franklin County, IA

WPL:
Wind	Bent Tree - Phase I	200	Q4 2010 and	425 - 460	162	October 2009
	Freeborn County, MN		Q1 2011

Natural-gas	Riverside Energy Center	600	2013	365 - 375	N/A	2012 - 2013
	Beloit, WI
					$191
(a) Cost estimates represent IPL’s or WPL’s estimated portion of the total escalated construction and acquisition expenditures in millions of dollars and exclude AFUDC, if applicable.
(b) Costs represent capitalized expenditures in millions of dollars recorded in “Property, plant and equipment” on the respective Consolidated Balance Sheets as of Dec. 31, 2009 and exclude AFUDC, if applicable.

Whispering Willow - In 2007, IPL acquired approximately 500 MW of wind site capacity in Franklin County, Iowa referred to as the Whispering Willow wind project.  IPL utilized 200 MW of this wind site capacity for its Whispering Willow - East wind project discussed above.  IPL currently anticipates utilizing 100 MW of the wind site capacity for development of the second phase of the Whispering Willow wind project, known as Whispering Willow - West.  IPL plans to utilize the final 100 MW of wind turbine generators and related equipment under the master supply agreement entered into with Vestas-American Wind Technology, Inc. (Vestas) in 2008 for the Whispering Willow-West wind project.  In 2009, IPL made progress payments of $22 million to Vestas for the 100 MW of wind turbine generator sets and related equipment.  Future development of the remaining 200 MW of the wind site capacity will depend on numerous factors such as renewable portfolio standards, availability of wind turbines and transmission capabilities.  As of Dec. 31, 2009, IPL’s capitalized costs related to the final 200 MW of wind site capacity held for future development were $10 million.

Bent Tree - In March 2009, WPL acquired approximately 400 MW of wind site capacity in Freeborn County, Minnesota.  WPL plans to use 200 MW of the capacity from this site for its Bent Tree - Phase I wind project.  In July 2009, WPL received an order from the PSCW approving construction of the 200 MW project.  The total project cost approved by the PSCW is $497 million ($460 million, excluding AFUDC).  WPL must promptly notify the PSCW if the scope, design or location of the project changes significantly, or if the project cost exceeds the approved amount by more than 10%.  WPL expects to use traditional rate making procedures for the recovery of and return on its capital costs for the 200 MW of capacity.  In October 2009, WPL received an order from the MPUC approving the Site Permit and Certificate of Need applications.  WPL plans to utilize 200 MW of wind turbine generator sets and related equipment under the master supply agreement entered into with Vestas in 2008 for the Bent Tree - Phase I wind project.  In 2009, WPL made progress payments of $146 million to Vestas for the 200 MW of wind turbine generator sets and related equipment.  Construction of Bent Tree - Phase I is expected to begin in 2010 and the expected commercial operation date is subject to the timing of remaining local permits and execution of a transmission interconnect agreement.  Future development of the remaining 200 MW of wind site capacity will depend on numerous factors such as renewable portfolio standards, availability of wind turbines and transmission capabilities.  As of Dec. 31, 2009, WPL’s capitalized costs related to the additional 200 MW of capacity held for future development were $14 million.

Riverside Energy Center (Riverside) - WPL has a purchased power agreement (PPA) with a subsidiary of Calpine Corporation related to Riverside that extends through May 2013 and provides WPL the option to purchase Riverside at the end of the PPA term.  For planning purposes, WPL is currently assuming it will exercise its option to purchase Riverside, a 600 MW natural-gas fired electric generating facility in Beloit, Wisconsin, to replace the output currently obtained under the PPA.

Other Wind Projects - In March 2009, WPL purchased development rights to a wind site with the potential to develop an approximate 100 MW of wind capacity in Green Lake and Fond du Lac Counties in Wisconsin.  Development and construction of the project will depend on numerous factors such as renewable portfolio standards, site permitting and environmental approvals, transmission interconnections and availability of wind turbines.  As of Dec. 31, 2009, WPL’s capitalized costs related to the wind project were $5 million.

WPL’s Contingent Purchase Agreement for Edgewater Unit 5 - Refer to Note 12(i) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of WPL’s contingent purchase agreement for Edgewater Unit 5.

Environmental Compliance Plans - Alliant Energy, IPL and WPL have developed environmental compliance plans to help ensure cost effective compliance with current and proposed environmental regulations expected to significantly reduce future emissions of NOx, SO2 and mercury at their generating facilities.  Details of these current and proposed environmental regulations are discussed in “Environmental Matters.”  The current environmental compliance plans for IPL and WPL include investments in emission controls for their respective electric generating facilities as well as purchases of emission allowances.  Alliant Energy, IPL and WPL review and update, as deemed necessary and in accordance with regulatory requirements, their environmental compliance plans to address various external factors.  Some of these external factors include regulatory decisions regarding proposed emission control projects, developments related to environmental regulations, availability and cost effectiveness of different emission reduction technologies, market prices for emission allowances, market conditions for obtaining financings and federal and state tax incentives.  The following provides details of capital expenditure estimates for 2010 through 2012 for emission control projects included in Alliant Energy, IPL’s and WPL’s current environmental compliance plans (in millions):

Generating Unit	Emissions Controlled	Technology (a)	2010	2011	2012
IPL:
Lansing Unit 4	NOx and Mercury	SCR and Baghouse	$55	$--	$--
Ottumwa	Mercury	Baghouse	5	30	30
			60	30	30

WPL:
Edgewater Unit 5	NOx	SCR	15	40	45
Columbia	SO2 and Mercury	Scrubber and Baghouse	20	100	125
			35	140	170
Alliant Energy			$95	$170	$200

(a) Selective Catalytic Reduction (SCR) is a post-combustion process that injects ammonia or urea into the stream of gases leaving the generating facility boiler to convert NOx emissions into nitrogen and water.  The use of a catalyst enhances the effectiveness of the conversion enabling NOx emissions reductions of up to 90%.

Baghouse / carbon injection process is a post-combustion process that injects carbon particles into the stream of gases leaving the generating facility boiler to facilitate the capture of mercury in filters or bags.  A baghouse / carbon injection process can remove more than 85% of mercury emissions.

Scrubber is a post-combustion process that injects lime or lime slurry into the stream of gases leaving the generating facility boiler to remove SO2 and capture it in a solid or liquid waste by-product.  A scrubber typically removes more than 90% of the SO2 emissions regardless of generating facility boiler type or design.

These capital expenditure estimates represent IPL’s or WPL’s respective portion of the total escalated capital expenditures and exclude AFUDC, if applicable.  Capital expenditure estimates are subject to change based on future changes to plant-specific costs of emission control technologies and air quality rules.  Alliant Energy, IPL and WPL are currently evaluating their environmental compliance plans for 2013 and beyond and will update their capital expenditure plans for these periods in the future when the plans are finalized.  Refer to “Environmental Matters” for additional details regarding proposed environmental rules that may impact environmental compliance plans.

IPL’s Emission Control Projects - Under Iowa law, IPL is required to file an Emissions Plan and Budget (EPB) at least bi-annually.  Filing of annual periodic reports regarding the implementation of IPL’s compliance plan and related budget is also required under a settlement agreement between IPL and the Office of Consumer Advocate in Iowa.  An EPB provides a utility’s compliance plan and related budget to meet applicable state environmental requirements and federal air quality standards.  IUB approval of an EPB demonstrates that the IUB believes the EPB is reasonably expected to achieve cost-effective compliance with applicable state environmental requirements and federal air quality standards.  In October 2008, the IUB approved the most recent EPB filed by IPL in March 2008.  In October 2009, IPL filed its required annual periodic report regarding the implementation of its compliance plan and related budget as contained in IPL’s EPB filing approved in October 2008.  IPL’s EPB filing includes the following emission control projects.

Lansing Generating Station Unit 4 (Lansing Unit 4) - IPL is currently installing a SCR system and baghouse at Lansing Unit 4 to reduce NOx and mercury emissions, respectively, at the generating facility.  The SCR system for Lansing Unit 4 was included in IPL’s Amended EPB approved by the IUB in November 2007.  The baghouse for Lansing Unit 4 was included in IPL’s EPB approved by the IUB in October 2008.  Total capital expenditures, excluding AFUDC, for the Lansing Unit 4 emission controls are currently estimated to be $188 million ($94 million for controls to reduce NOx and $94 million for controls to reduce mercury).  As of Dec. 31, 2009, Alliant Energy and IPL recorded $74 million of capitalized expenditures for the SCR system and $57 million of capitalized expenditures for the baghouse at Lansing Unit 4 in “Construction Work in Progress (CWIP)” on their respective Consolidated Balance Sheets.  Remaining capital expenditures for Lansing Unit 4’s emission controls are included in the above estimates for Alliant Energy’s and IPL’s environmental compliance plans.  The SCR system and baghouse at Lansing Unit 4 are expected to be completed by the second quarter of 2010.  The SCR system and baghouse at Lansing Unit 4 are expected to support compliance obligations for current and anticipated air quality regulatory requirements, primarily including CAIR and the Utility MACT Standard.

Ottumwa Generating Station (Ottumwa) - IPL’s current EPB approved by the IUB in October 2008 included plans to install a baghouse at Ottumwa to reduce mercury emissions at the generating facility.  The baghouse at Ottumwa is expected to support compliance obligations for anticipated air quality regulatory requirements including the Utility MACT Standard.  IPL’s portion of total capital expenditures, excluding AFUDC, for the baghouse is currently estimated to be $103 million, a portion of which is included in the above estimates for Alliant Energy’s and IPL’s environmental compliance plans.  The project is currently under review to determine whether it will be included in the next EPB that IPL plans to file in the second quarter of 2010.

WPL’s Emission Control Projects - WPL must file a construction application and receive authorization from the PSCW to proceed with any individual clean air compliance project containing estimated project costs of $8 million or more.  In March 2007, the PSCW approved the deferral of the retail portion of WPL’s incremental pre-certification and pre-construction costs for current or future clean air compliance rule projects requiring PSCW approval, effective on the request date of November 2006.  Alliant Energy and WPL currently anticipate that such deferred costs will be recovered in future rates and therefore does not expect these costs to have an adverse impact on their financial condition or results of operations.  WPL has filed construction applications for the following individual clean air compliance projects.

Edgewater Unit 5 - In 2008, WPL filed a certificate of authority with the PSCW to install a SCR system at Edgewater Unit 5 to reduce NOx emissions at the facility.  WPL’s portion of the capital expenditures, excluding AFUDC, for the Edgewater Unit 5 emission controls is currently estimated to be $115 million, a portion of which is included in the above estimates for Alliant Energy’s and WPL’s environmental compliance plans.  WPL currently expects the PSCW to issue a ruling on its application in the second quarter of 2010.  The SCR system at Edgewater Unit 5 is expected to support compliance obligations for current and anticipated air quality regulatory requirements, primarily including CAIR and the Wisconsin Reasonably Available Control Technology (RACT) Rule.

Columbia - In April 2009, WPL and its co-owners filed a certificate of authority with the PSCW to install a scrubber and baghouse at Columbia to reduce SO2 and mercury emissions, respectively, at the generating facility.  WPL’s portion of the capital expenditures, excluding AFUDC, for the Columbia emission controls is currently estimated to be $290 million, a portion of which is included in the above estimates for Alliant Energy’s and WPL’s environmental compliance plans.  WPL currently expects the PSCW to issue a ruling on its application in the first quarter of 2010.  The scrubber and baghouse at Columbia are expected support compliance obligations for current and anticipated air quality regulatory requirements, primarily including CAIR and the Wisconsin State Mercury Rule.

Nelson Dewey - In 2007, WPL filed a certificate of authority with the PSCW to install a scrubber and baghouse at the two existing units at Nelson Dewey to reduce SO2 and mercury emissions, respectively, at the generating facility.  WPL is re-evaluating this project due to forthcoming changes in environmental rules and regulations.  There are no capital expenditures included in the above table relating to this project.

Energy Efficiency Programs - Alliant Energy has several energy efficiency programs that help customers reduce their energy usage through the use of new energy efficient equipment, products and practices.  The following are Alliant Energy’s current key energy efficiency programs:

Smart Grid Initiatives - Smart Grid initiatives are designed to improve customer service, enhance energy management and conservation and provide operational savings through increased efficiencies of IPL’s and WPL’s electric distribution systems.  AMI is expected to be the foundation for the Smart Grid in IPL’s and WPL’s service territories.  WPL has completed approximately 90% of its AMI deployment by installing over 560,000 AMI electric meters and gas modules in its service territory as of Dec. 31, 2009.  WPL anticipates its total capital expenditures for AMI will be approximately $110 million ($90 million for the electric portion and $20 million for the gas portion) upon completion of the deployment in 2010.  IPL also plans to install AMI in its Iowa and Minnesota service territories at an estimated cost of approximately $145 million, conditional upon appropriate cost recovery treatment in its regulatory jurisdictions.

IPL Energy Efficiency Plan (EEP) - In April 2008, IPL filed an EEP for 2009 through 2013 with the IUB.  The EEP includes spending approximately $400 million for electrical and natural gas energy efficiency programs in Iowa over the next five years, and aspires to conserve electric and gas usage equal to that of more than 100,000 homes.  In accordance with Iowa law, IPL is required to file an EEP every five years.  An EEP provides a utility’s plan and related budget to achieve specified levels of energy savings.  IUB approval demonstrates that the IUB believes that IPL’s EEP is reasonably expected to achieve cost-effective delivery of the energy efficiency programs.  To the extent approved by the IUB, costs associated with executing the EEP are recovered from ratepayers through an additional tariff called an Energy Efficiency Cost Recovery (EECR) factor.  The EECR factors are revised annually and include a reconciliation to eliminate any under- or over-recovery of energy efficiency expenses from prior periods.  There are no carrying costs associated with the cost recovery factors.  In March 2009, the IUB approved new EECR factors for IPL’s electric and gas retail customers for the period from April 1, 2009 through March 31, 2010.  The new EECR factors are based on IPL’s approved budget as filed with its EEP for 2009 through 2013, along with any over- or under-collection from the prior year and therefore are not expected to have a material impact on Alliant Energy’s and IPL’s financial condition or results of operations.

Focus on Energy Program - WPL contributes 1.2% of annual retail utility revenues to help fund Focus on Energy, Wisconsin’s statewide energy efficiency and renewable energy resource program.  Focus on Energy works with eligible Wisconsin residents and businesses to finance and install energy efficiency and renewable energy equipment.  Contributions to Focus on Energy are recovered from WPL’s retail rate payers.

Shared Savings Programs - IPL and WPL offer energy efficiency programs to certain customers in Minnesota and Wisconsin referred to as Shared Savings programs.  These programs provide low-cost financing to help customers identify, purchase and install energy efficiency improvement projects.  The customers repay IPL and WPL with monthly payments over a term up to five years.

RATE MATTERS

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

Retail Base Rate Filings - Details of IPL’s and WPL’s retail base rate cases impacting its historical and future results of operations are as follows (dollars in millions; Electric (E); Gas (G); Not Applicable (N/A)):

			Interim		Final		Return
			Increase	Interim	Increase	Final	on
	Utility	Filing	Implemented	Effective	(Decrease)	Effective	Common
Retail Base Rate Cases	Type	Date	(a)	Date	Granted	Date	Equity
WPL:
2010 Test Year	E/G	May-09	N/A	N/A	E-$59; G-$6	Jan-10	10.40%
2009/2010 Test Period	E/G	Feb-08	N/A	N/A	G-(4)	Jan-09	N/A
2008 Test Year	E	Apr-07	N/A	N/A	26	Jan-08	N/A
IPL:
Iowa 2008 Test Year	E	Mar-09	$84	Mar-09	84	Feb-10	10.50%
(a) Interim rates are implemented (without regulatory review for IPL), subject to refund, pending determination of final rates.  The amount of the interim rates is replaced by the amount of final rates once the final rates are granted.

WPL’s Retail Rate Case (2010 Test Year) - In May 2009, WPL filed a request with the PSCW to increase annual retail electric rates by $86 million, or approximately 9%, and increase annual retail natural gas rates by $6 million, or approximately 3%.  The request was based on a 2010 forward-looking test year.  The key drivers for the filing included recovery of infrastructure costs of the electric and natural gas utility systems, which had been impacted by a material reduction in sales and increased costs.  In addition, WPL requested recovery of the remaining retail portion of the deferred costs for its cancelled Nelson Dewey #3 project.  In September 2009, WPL revised its request to an annual electric retail rate increase of $99 million and annual retail natural gas rate increase of $8 million.  The increase in the requested amount for the retail electric rates was primarily due to increased infrastructure costs and a reduced 2010 sales forecast.

In December 2009, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $59 million, or approximately 6%, and an annual retail natural gas rate increase of $6 million, or approximately 2%, effective January 2010.  The PSCW order included the following details:
·	Return on common equity of 10.4%
·	Regulatory capital structure comprised of 50.4% common equity, 43.3% long-term debt, 3.9% short-term debt and 2.4% preferred equity
·	Weighted average cost of capital of 8.18%
·	2010 average rate base of $1.38 billion for retail electric and $0.21 billion for retail natural gas.

The December 2009 order from the PSCW also approved recovery of certain deferred benefits costs incurred by WPL in 2009 and a portion of the previously deferred costs for the cancelled Nelson Dewey #3 project.  Refer to Note 1(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” and “Alliant Energy’s Results of Operations” for further discussion regarding the PSCW’s decision regarding recovery of these deferred costs and regulatory-related charges in 2009 for the portion of the cancelled Nelson Dewey #3 costs that WPL was denied recovery.

The 2010 retail electric rate relief approved by the PSCW includes an amount that represents a current return on 50% of the estimated CWIP for WPL’s Bent Tree - Phase I wind project for 2010.  The remaining CWIP balance for its Bent Tree - Phase I wind project will accrue AFUDC during 2010.  In addition, the PSCW authorized WPL to defer the retail portion of return on rate base, depreciation expense and other operation and maintenance expenses for those portions of the Bent Tree -Phase I wind project placed in service in 2010.

WPL’s Retail Rate Case (2009/2010 Test Period) - In February 2008, WPL filed a request with the PSCW to increase current retail electric rates by $93 million, or approximately 9%, and reduce current retail gas rates by $1 million, or approximately 1%, effective Jan. 1, 2009.  The electric request was based on a 2009 forward-looking test year with approval to reopen the case to address limited cost drivers for 2010.  The electric request reflected recovery for increased projected spending on electric generation infrastructure, environmental compliance and stewardship, enhanced investment in renewable energy projects, stepped-up customer energy efficiency and conservation efforts, and related electric transmission and distribution costs.  The gas request was based on an average of 2009 and 2010 projected costs.

Through the course of the PSCW audit, the 2009 request was updated for various new cost estimates and removal of capital projects that had not yet been approved by the PSCW.  These projects include Bent Tree - Phase I, Nelson Dewey #3 (subsequently rejected by the PSCW in December 2008) and various environmental compliance projects.  WPL received approval from the PSCW for the Bent Tree - Phase I wind project in 2009, and it was subsequently included in WPL’s 2010 retail rate case.

In December 2008, WPL and major intervenors in the case reached a stipulated agreement on electric and gas rate changes for 2009.  The parties agreed to hold retail electric rates flat and decrease retail gas rates by $4 million.  The stipulated agreement also included a provision that authorized WPL to defer, and record carrying costs on, the retail portion of pension and benefit costs in excess of $4 million, any change in the retail portion of network wheeling costs charged by ATC that is different than the $82 million included in rates and any change in the retail portion of emission allowance expense that is different than $2 million.  In addition, the stipulated agreement included the recovery of $9 million over a two-year period for pre-certification costs related to the Nelson Dewey #3 project that had been incurred through December 2007.  The PSCW approved the stipulations in December 2008.

WPL’s Retail Rate Case (2008 Test Year) - In April 2007, WPL filed a request with the PSCW to reopen its 2007 retail rate case for the limited purpose of increasing electric retail rates in an amount equal to deferral credits that were fully amortized on Dec. 31, 2007.  WPL also requested clarification that it is authorized to record AFUDC on all CWIP balances in excess of the CWIP balance included in the 2007 test year.  In November 2007, the PSCW issued a final written order approving an annual electric retail rate increase of $26 million effective Jan. 1, 2008 and approving WPL’s requested clarification regarding AFUDC and CWIP.

IPL’s Iowa Retail Rate Case (2008 Test Year) - In March 2009, IPL filed a request with the IUB to increase annual electric rates for its Iowa retail customers by $171 million, or approximately 17%.  The filing was based on a 2008 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding.  The key drivers for the filing included recovery of increased costs and capital investments since IPL’s last Iowa electric retail rate case filed in 2004.  These increased costs and capital investments included increased costs for electric transmission service, infrastructure investments completed during the past five years to enhance the reliability of IPL’s electric system and lower emissions at its generating facilities, increased costs for pension and other employee benefits, capital investments and operating expenses incurred by IPL to restore electric service following 2007 winter ice storms and 2008 severe flooding that impacted its Iowa electric service territory, and capital expenditures for the cancelled Sutherland #4 project.  In September 2009, IPL revised this request to seek an increase of $146 million, or approximately 14%.  The decrease in the requested amount was primarily due to an alternative cost recovery process for the capitalized expenditures for Sutherland #4 discussed below and an alternative method (five-year average) for calculating the annual recovery amount of pension and other postretirement benefit costs.

In January 2010, IPL received an order from the IUB authorizing a final annual retail electric rate increase of $84 million, or approximately 7%, plus the use of a portion of IPL’s regulatory liabilities to offset costs related to the cancelled Sutherland #4 project and future electric transmission service costs.  The IUB order included the following details:
·	Return on common equity of 10.5% for all non-Emery Generating Station-related capital
(Emery Generating Station-related capital has a previously approved return on common equity of 12.23%)
·	Regulatory capital structure comprised of 49.5% common equity, 43.5% long-term debt and 7.0% preferred equity
·	Weighted average cost of capital of 8.76% for all non-Emery Generating Station-related capital
·	2008 average rate base of $1.82 billion for retail electric.

Refer to Note 1(b) of “Alliant Energy’s “Notes to Consolidated Financial Statements” for additional discussion of the IUB’s decision in its January 2010 order to allow IPL to recover $8 million of flood-related costs incurred in 2008 and to use regulatory liabilities to offset the recovery of $26 million of costs incurred for the cancelled Sutherland #4 base-load project and $46 million of transmission costs expected to be billed to IPL in 2010 related to ITC Midwest LLC’s (ITC’s) 2008 transmission revenue true-up adjustment.

Planned Utility Rate Cases in 2010 - IPL expects to file an Iowa retail electric rate case in March 2010 based on a 2009 historical test period.  The key drivers for the filing include recovery of investments in the Whispering Willow - East wind project and emission control projects at Lansing Unit 4 and recovery of increased electric transmission service costs.  Any rate changes are expected to be implemented in two phases with interim rates effective approximately 10 days after the filing and final rates effective approximately 11 months after the March filing date.  IPL also anticipates filing a retail electric rate case in Minnesota in the second quarter of 2010.  Any rate changes in Minnesota are currently expected to be implemented in two phases with interim rates effective approximately two months after the filing and final rates effective approximately 10 months after the filing date.

WPL expects to file a retail electric and gas rate case in March 2010 based on a forward-looking test period that includes 2011 and 2012.  The key drivers for the filing include recovery of investments in WPL’s Bent Tree - Phase I wind project and other infrastructure projects.  Any rate changes granted are expected to be effective on Jan. 1, 2011, which is the start of the test-year period.

Other Utility Rate Case Information - With the exception of recovering a return on additions to IPL’s and WPL’s infrastructure, a significant portion of the rate increases included in the above table reflect a recovery of increased costs incurred or expected to be incurred by IPL and WPL and the impact of lower sales.  Thus, increases in revenues from rate increases cannot be expected to result in an equal increase in income before income taxes to either IPL or WPL, as applicable.

Retail Fuel-related Rate Filings - Details of WPL’s retail fuel-related rate filings impacting its historical results of operations are as follows:

2009 Test Year - In August 2009, WPL notified the PSCW that its actual retail fuel-related costs incurred during the month of July 2009 were below the monthly monitoring range of plus or minus 8% and projected annual retail fuel-related costs for 2009 could fall outside the annual monitoring range of plus or minus 2%.  In September 2009, the PSCW issued an order that set WPL’s retail electric fuel rates currently in effect subject to refund beginning Sep. 1, 2009.  In January 2010, WPL filed a retail electric fuel refund report indicating retail fuel over collections of $4 million for the period from Sep. 1, 2009 through Dec. 31, 2009.  As of Dec. 31, 2009, WPL reserved $4 million, including interest, for refunds anticipated to be paid to its retail electric customers.  WPL currently expects to receive the PSCW’s decision and complete any refunds to its retail electric customers in the second quarter of 2010.

2008 Test Year - In March 2008, WPL filed a request with the PSCW to increase annual retail electric rates by $16 million to recover anticipated increased electric production fuel and energy purchases (fuel-related costs).  Actual fuel-related costs through February 2008, combined with projections of continued higher fuel-related costs for the remainder of 2008, significantly exceeded the amounts being recovered in retail electric rates at the time of the filing.  In the second quarter of 2008, WPL received an order from the PSCW authorizing the requested $16 million interim increase, subject to refund, effective in April 2008.  Retail fuel-related costs incurred by WPL in 2008 were lower than retail fuel-related costs used to determine interim rates that were effective April 2008, resulting in $23 million, including interest, of refunds owed to its retail electric customers.  WPL refunded the $23 million to its retail electric customers in 2009.

2007 Test Year - In May 2007, WPL notified the PSCW that its actual average fuel-related costs for the month of March 2007 had fallen below the monthly fuel monitoring range set in WPL’s most recent retail rate case and that projected average fuel-related costs for 2007 could be below the annual monitoring range to an extent that would warrant a decrease in retail electric rates.  In June 2007, the PSCW issued an order that set WPL’s retail electric rates currently in effect subject to refund beginning June 1, 2007.  Retail fuel-related costs incurred by WPL for the period from June 1, 2007 to Dec. 31, 2007 were lower than retail fuel-related costs used to determine rates during such period resulting in $22 million, including interest, of refunds owed to its retail electric customers.  WPL completed these refunds by reimbursing its retail electric customers $4 million in 2007, $16 million in 2008 and $2 million in 2009.

Refer to “B. Information Relating to Alliant Energy on a Consolidated Basis - Regulation - PSCW - Retail Fuel-related Cost Recovery Mechanisms” in Item 1 Business for additional details of WPL’s electric fuel-related cost recovery mechanism.

WPL’s Wholesale Rate Filing - In December 2006, WPL received an order from FERC authorizing an interim rate increase, subject to refund, effective June 1, 2007 related to WPL’s request to implement a formula rate structure for its wholesale electric customers.  In February 2008, final written agreements were filed with FERC that contained a settlement between WPL and its wholesale customers of the issues identified in WPL’s filing requesting the formula rate structure.  In August 2008, FERC approved the settlement and the implementation of settlement rates effective June 1, 2008.  During the period the interim rate increase was effective from June 1, 2007 to May 31, 2008, WPL over-recovered $10 million, including interest, from its wholesale customers.  In September 2008, WPL refunded the $10 million to its wholesale electric customers.

Authorized Return on Equity - At Dec. 31, 2009, IPL’s and WPL’s most recently authorized return on common equity for each of its key jurisdictions were as follows:

	Authorized		Authorized
	Return on		Return on
IPL’s Jurisdictions	Common Equity	WPL’s Jurisdictions	Common Equity
Iowa retail (IUB):		Wisconsin retail (PSCW):
Electric - Emery Generating Station	12.23%	Electric	10.40%
Electric - Whispering Willow - East	11.70%	Gas	10.40%
Electric - Other	10.50%	Wholesale (FERC):
Gas	10.40%	Electric	10.90%
Minnesota retail (MPUC):
Electric	10.39%
Gas	10.75%

Proposed Changes to Rate Recovery Mechanisms
IPL’s Iowa Transmission Rider - In 2009, IPL filed a proposal with the IUB to implement an automatic cost recovery rider for annual changes in electric transmission service costs.  The proposed automatic cost recovery rider would not require a base rate case for annual revisions of rates charged to IPL’s Iowa retail electric customers, but would require that the electric transmission service costs incurred be fully reconciled against the revenues collected for such costs.  In its January 2010 order, the IUB deferred the decision on IPL’s proposal to IPL’s next filed rate case.

IPL’s Minnesota Transmission Rider - In January 2010, IPL filed a proposal with the MPUC to implement an automatic cost recovery rider for annual changes in electric transmission service costs.  The proposed automatic cost recovery rider would not require a base rate case for annual revisions of rates charged to IPL’s Minnesota retail electric customers, but would require that the electric transmission service costs incurred be fully reconciled against the revenues collected for such costs.  IPL is currently unable to determine when the MPUC will take action on this request.

WPL’s Wholesale Formula Rate Change - In August 2009, WPL filed a request with FERC requesting approval of changes to WPL’s wholesale formula rates in order to implement for billing purposes the full impact of accounting for defined benefit postretirement plans.  In October 2009, WPL wholesale customers requested that FERC suspend the August 2009 filing and set up an evidentiary hearing to be held pending the outcome of settlement discussions.

Electric Fuel-related Cost Recovery Mechanism in Wisconsin - In November 2009, legislation (2009 Assembly Bill 600) was introduced in Wisconsin to change statutes related to the process by which utilities recover electric fuel-related costs from their retail electric customers.  If approved, the new electric fuel-related costs recovery mechanism would allow Wisconsin utilities to automatically defer electric fuel-related costs that fall outside a symmetrical cost tolerance band and reflect the over/under recovery of these deferred costs in future billings to its retail customers.  This change would eliminate the current regulatory lag between the point in time fuel-related costs fall outside tolerance bands and the point in time when new rates are placed into effect.  The PSCW supports this legislation.  In February 2010, the Wisconsin Assembly approved the 2009 Assembly Bill 600.  However, Alliant Energy and WPL are unable to predict whether the legislation will be enacted.

ENVIRONMENTAL MATTERS

Overview - Alliant Energy, IPL and WPL are subject to regulation of environmental matters by federal, state and local authorities as a result of their current and past operations.  Alliant Energy, IPL and WPL monitor these environmental matters and address them with pollution abatement programs.  These programs are subject to continuing review and are periodically revised due to various factors, including changes in environmental regulations, litigation of environmental requirements, construction plans and compliance costs.  There is currently significant regulatory uncertainty with respect to the various environmental rules and regulations discussed below.  Given the dynamic nature of environmental regulations and other related regulatory requirements, IPL and WPL have established an integrated planning process that is used for environmental compliance of their future anticipated operations.  Alliant Energy, IPL and WPL anticipate future expenditures for environmental compliance will be material including significant capital investments.  Alliant Energy anticipates that prudent expenditures incurred by IPL and WPL to comply with environmental requirements likely would be recovered in rates from its customers.  Refer to “Strategic Overview - Environmental Compliance Plans” for details of Alliant Energy’s, IPL’s and WPL’s environmental compliance plans, including estimated capital expenditures.  The following are major environmental matters that could potentially have a significant impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations.

Air Quality - The Clean Air Act (CAA) and its amendments mandate preservation of air quality through existing regulations and periodic reviews to ensure adequacy of these provisions based on scientific data.  As part of the basic framework under the CAA, the EPA is required to establish NAAQS, which serve to protect public health and welfare.  These standards address six “criteria” pollutants, four of which are particularly relevant to Alliant Energy’s electric utility operations, including NOx, SO2, particulate matter (PM), and ozone.  Ozone is not directly emitted from Alliant Energy’s generating facilities; however, NOx emissions may contribute to its formation in the atmosphere.  Fine particulate matter (PM2.5) may also be formed in the atmosphere from SO2 and NOx emissions.

State implementation plans (SIPs) document the collection of regulations that individual state agencies will apply to maintain NAAQS and related CAA requirements.  The EPA must approve each SIP and if a SIP is not acceptable to the EPA or if a state chooses not to issue separate state rules, then the EPA can assume enforcement of the CAA in that state by issuing a federal implementation plan (FIP).  Areas that comply with NAAQS are considered to be in attainment, whereas routinely monitored locations that do not comply with these standards may be classified by the EPA as non-attainment and require further actions to reduce emissions.  Additional emissions standards may also be applied under the CAA regulatory framework beyond the NAAQS.  The specific federal and state regulations that may affect Alliant Energy’s operations include: CAIR, Clean Air Visibility Rule (CAVR), Wisconsin State Mercury Rule, Wisconsin RACT Rule, MACT standards and NAAQS rules.  Alliant Energy also monitors various other potential environmental matters related to air quality, including: litigation of various federal rules issued under the CAA statutory authority; revisions to the New Source Review/Prevention of Significant Deterioration (PSD) permitting programs and New Source Performance Standards; and proposed legislation or other regulatory actions to regulate the emission of GHG.

CAIR - CAIR was issued by the EPA in 2005 to reduce emissions of SO2 and NOx from electric generating units with greater than 25 MW of capacity.  CAIR established new SO2 and NOx (both annual and ozone season) emission caps beginning in 2010 and 2009, respectively, with further reductions in SO2 and NOx emission caps effective in 2015.  CAIR included a large regional cap-and-trade system, where compliance may be achieved by either adding emission controls and/or purchasing emission allowances.  In July 2008, the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit Court) vacated CAIR in its entirety.  In September 2008, the EPA and other affected parties filed petitions requesting the D.C. Circuit Court review this decision, including a request that CAIR be remanded to the EPA for reconsideration and not vacated in its entirety.  In December 2008, the D.C. Circuit Court issued an order that denied rehearing of the original court decision and also remanded (rather than vacated) CAIR to the EPA for revision to address flaws identified in the July 2008 opinion in the case.  The impact of the court’s remand of CAIR to the EPA is that CAIR obligations became effective Jan. 1, 2009.  The EPA has indicated that a revised CAIR proposal is expected to be issued by May 2010 and the final revised rule is expected to be issued 12 to 14 months later.

The 2008 court ruling may have an indirect impact on the CAVR issued by the EPA in 1999 and related Best Available Retrofit Technology Rule (BART) determination guidance in 2005 to address regional haze as discussed below.  The EPA’s response to this court decision and associated implications to IPL and WPL are uncertain at this time.  There are also uncertainties regarding the state regulations in Iowa and Wisconsin that were adopted to implement CAIR and state responses when a federal CAIR replacement rule is finalized by the EPA.

In November 2009, the EPA took final action to address one issue under CAIR related to the inclusion of Minnesota in the CAIR program.  At issue were claims that the EPA had included Minnesota in the CAIR region based on inaccurate data and that use of better data would result in Minnesota falling below the threshold impact level.  Consistent with the 2008 court ruling, the EPA issued a final rule staying the application of the CAIR annual SO2 and NOx programs for Minnesota.  The final rule retired the annual 2009 NOx emission allowances allocated to owners of Minnesota generating facilities.  The EPA’s CAIR replacement rule will further assess whether or not Minnesota will be included in the future as part of the CAIR region based on revised thresholds.

IPL and WPL are currently unable to predict the final outcome of the EPA’s further work on a replacement rule for CAIR, but expect that capital investments and/or modifications resulting from the replacement air quality rules that address SO2 and NOx emissions could be significant.  Alliant Energy, IPL and WPL continue to implement their environmental compliance plans to meet the currently effective CAIR requirements, which include investments in emission controls for electric generating facilities as well as purchases of emission allowances.  Alliant Energy, IPL and WPL will closely monitor future developments relating to the CAIR regulations and update their environmental compliance plans as needed.

CAVR - CAVR requires states to develop and implement SIPs to address visibility impairment in designated national parks and wilderness areas across the country with a national goal of no impairment by 2064.  Affected states including Iowa, Wisconsin and Minnesota were required to submit a CAVR SIP to the EPA by December 2007 to include BART emission controls and other additional measures needed for reducing state contributions to regional haze.  Iowa submitted its Regional Haze SIP for EPA review and approval in March 2008.  Minnesota and Wisconsin have not yet submitted a CAVR SIP for EPA review.  In January 2009, the EPA found both Minnesota and Wisconsin to be deficient regarding the CAVR SIP submittal.  The EPA is now required to promulgate a FIP within two years.  However, the FIP requirement is void if a state submits a regional haze SIP, and the EPA approves that SIP within the two-year period.  Electric generating facility emissions of primary concern for BART and regional haze regulation include SO2, NOx and PM.  There are pending obligations under the EPA’s CAVR to complete BART determinations that would evaluate control options to reduce these emissions at certain WPL and IPL units that were built between 1962 and 1977.  The D.C. Circuit Court CAIR ruling in 2008 may have an indirect impact on the CAVR and BART SIP implementation approach because the EPA allowed for BART obligations for SO2 and NOx emissions to be fulfilled by the CAIR program.  As a result of the D.C. Circuit Court CAIR ruling in December 2008 to revise CAIR, there are uncertainties in the applicability of and compliance outcomes of BART control approaches that will be approved for inclusion in CAVR SIPs.  In addition, there are uncertainties whether additional emission reductions could be required to address regional haze impacts beyond BART.  Alliant Energy, IPL and WPL are unable to predict the impact that CAVR might have on the operations of existing electric generating facilities until EPA final approval of state CAVR plans, which is currently expected in 2011.

Utility MACT Standard - In February 2009, the EPA filed a motion to dismiss its request for review of the D.C. Circuit Court’s decision vacating the Clean Air Mercury Rule.  According to the motion to dismiss, the EPA intends to develop MACT standards for electric generating units pursuant to Section 112 of the CAA.  When developing a MACT standard, the EPA looks at the current level of emissions control achieved by best-performing similar sources.  These emissions control levels set a baseline, often referred to as the “MACT floor” for the new standard.  In January 2010, the EPA issued an information collection request for coal- and oil-fired electric utility steam generating units over 25 MW in order to develop a proposed Utility MACT standard for the control of mercury and other federal hazardous air pollutants.  The purpose of the proposed information collection request is to collect data necessary to identify affected categories of electric generation units that will be subject to a Utility MACT standard and to define the MACT floor.  The EPA is currently negotiating a consent decree that could require the agency to propose Utility MACT standards for coal- and oil-fired electric generating units no later than March 2011 and promulgate final standards no later than November 2011.  Alliant Energy, IPL and WPL are currently unable to predict the final outcome of Utility MACT standards to regulate mercury and other federal hazardous air pollutants from electric generating units, but expect that capital investments and/or modifications could be significant to comply with any such regulations.

Wisconsin State Mercury Rule - In December 2008, a state-only mercury emission control rule became effective, which requires electric utility companies in Wisconsin to reduce annual mercury emissions by 40% from a historic baseline beginning in 2010.  As part of its environmental compliance plan, WPL has invested in emission control technologies to meet the 2010 compliance requirements.  In addition, the Wisconsin State Mercury Rule requires large coal-fired electric generating units with greater than 150 MW of capacity to either achieve a 90% annual mercury emissions reduction standard or limit the annual concentration of mercury emissions to 0.008 pounds of mercury per gigawatt-hour beginning in 2015.  There is also an alternative multi-pollutant option that extends the time for compliance with the annual mercury reduction requirement until 2021, but in addition requires the affected facilities to achieve NOx and SO2 reductions beyond those currently required by federal and state regulations.  Other coal-fired electric generating units between 25 MW and 150 MW of capacity must install BACT by Jan. 1, 2015 to reduce mercury emissions.  WPL is planning additional investments in emission controls to meet the post-2010 compliance requirements.  Refer to “Strategic Overview - Environmental Compliance Plans - WPL’s Emission Control Projects” for discussion of these proposed WPL emission controls.  WPL continues to evaluate the impact of this state mercury rule and the federal Utility MACT rule discussed above to determine further mercury emission reductions that will be required.

Wisconsin RACT Rule - In 2004, the EPA designated 10 counties in Southeastern Wisconsin as non-attainment areas for the ozone NAAQS.  This designation includes Sheboygan County, where WPL operates the Sheboygan Falls Energy Facility (SFEF) and Edgewater.  In 2007, the Wisconsin DNR issued a RACT rule that requires NOx emission reductions at electric generating facilities as part of the federal ozone SIP submittal to address non-attainment areas in Wisconsin.  Facility modifications are not necessary at SFEF to comply with this rule.  As part of its environmental compliance plan, WPL completed investments for installation of NOx emission control technologies at Edgewater to meet the 2009 to 2012 compliance requirements.  Refer to “Strategic Overview - Environmental Compliance Plans - WPL’s Emission Control Projects” for discussion of proposed emission controls for further NOx emission reductions at Edgewater Unit 5 to meet 2013 compliance deadlines.

Ozone NAAQS Rule - In March 2008, the EPA announced reductions in the primary NAAQS for eight-hour ozone to a level of 0.075 parts per million (ppm) from the previous standard of 0.08 ppm.  A court has challenged that this new standard is not stringent enough.  In January 2010, the EPA issued a proposal to reduce the primary standard to a level within the range of 0.060 to 0.070 ppm and establish a new seasonal secondary standard.  The final rule is expected to be issued by August 2010 and final designations of non-attainment areas are expected to be issued by August 2011.  Depending on the level and location of non-attainment areas, Alliant Energy, IPL and WPL may be subject to additional NOx emissions reduction requirements to meet the new ozone standard.  Alliant Energy, IPL and WPL are currently unable to predict the impact of any potential changes to these ozone standards on their financial condition and results of operations.

Fine Particle NAAQS Rule - The EPA lowered the 24-hour fine particle primary NAAQS (PM2.5 NAAQS) from 65 micrograms per cubic meter (ug/m3) to 35 ug/m3 in 2006.  In October 2009, the EPA announced final designation of PM2.5 non-attainment areas.  IPL and WPL do not have any generating facilities in these non-attainment areas.  However, in February 2009, the D.C. Circuit Court of Appeals issued a decision for litigation regarding the EPA’s determination not to lower the annual PM2.5 NAAQS in 2006.  In response to the litigation decision, the EPA must re-evaluate its justification for not tightening the annual standard related to adverse effects on health and visibility.  If the annual PM2.5 standard becomes more stringent, it could require SO2 and NOx emission reductions in areas designated as non-attainment.  Alliant Energy, IPL and WPL are currently unable to predict the potential impact of the 2006 PM2.5 NAAQS re-evaluation on their financial condition and results of operations.

NO2 NAAQS Rule - In January 2010, the EPA issued a final rule to strengthen the primary NAAQS for NOx as measured by NO2.  The final rule establishes a new one-hour NO2 standard of 100 parts per billion (ppb) and associated ambient air monitoring requirements, while maintaining the current annual standard of 53 ppb.  The EPA is expected to designate non-attainment areas for the new NO2 standard by January 2012.  Alliant Energy, IPL and WPL are currently unable to predict the impact of any potential NO2 standard changes on their financial condition or results of operations.

SO2 NAAQS Rule - In December 2009, the EPA published a proposed rule that would establish a new one-hour NAAQS for SO2 and associated monitoring requirements.  The proposed rule would revise the primary SO2 standard to a level of between 50 and 100 ppb measured over one hour.  The EPA anticipates that a new one-hour standard in the proposed range would prevent SO2 concentrations from exceeding the current 24-hour and annual health-based standards.  As a result, the EPA is proposing to revoke both of the current primary SO2 standards.  Alternatively, the EPA is seeking comment on a one-hour standard of 150 ppb, which would supplement the existing standards.  The EPA is under a court order to issue a final SO2 standard by June 2010 and is expected to designate non-attainment areas by June 2012.  Alliant Energy, IPL and WPL are currently unable to predict the impact of any potential SO2 standard changes on their financial condition or results of operations.

Industrial Boiler and Process Heater MACT Rule - The EPA’s Industrial Boiler and Process Heater MACT rule became effective in 2004 and compliance with these new emission requirements for hazardous air pollutants was required by September 2007.  This rule applies to fossil fuel electric generating units with less than 25 MW capacity as well as certain auxiliary boilers and process heaters operated at electric generating facilities.  In June 2007, a court decision vacated this rule.  The EPA will be revising the Industrial Boiler and Process Heater MACT rule by April 2010 in response to this court decision, and the implications to IPL and WPL are uncertain at this time.  Until the EPA issues a revised Industrial Boiler and Process Heater MACT rule, the federal CAA generally requires affected facilities to submit to state permitting authorities an application for a case-by-case MACT determination for all potentially affected units under this rule.  Case-by-case MACT determinations are effective compliance measures until revised final federal regulations can replace these interim requirements.  Alliant Energy, IPL and WPL submitted case-by-case permit application information in 2009.  The outcome of the case-by-case MACT determinations by the Iowa DNR and Wisconsin DNR are uncertain at this time.  Alliant Energy, IPL and WPL are currently unable to predict the impact of any potential Industrial Boiler and Process Heater MACT standard changes on their financial condition or results of operations and continue to monitor related regulatory developments.

Air Permit Renewals - WPL is aware of certain public comments or petitions from citizen groups that have been submitted to the Wisconsin DNR or to the EPA regarding the renewal of air operating permits at certain of its facilities.  WPL has since received renewal air permits for Edgewater and Columbia, which considered all public comments and contain changes to permit requirements that resulted from the Wisconsin DNR’s review process.  In December 2008, the Sierra Club submitted a notice of intent to sue the EPA for failure to respond to its petition encouraging the EPA to challenge the air permit issued by the Wisconsin DNR for Columbia.  In October 2009, the EPA responded to the Sierra Club petition and granted one of three issues from the Sierra Club petition, objecting to that portion of the permit issued by the Wisconsin DNR.  The Wisconsin DNR has been working with EPA, and has been in contact with WPL, related to this matter.  To date, no changes have been made to the previously issued permit for Columbia.

In October 2009, the Sierra Club petitioned the EPA to object to a proposed Title V air permit for Edgewater that the Wisconsin DNR had submitted to the EPA for review.  The EPA had 60 days from the filing of the petition to respond.  In October 2009, the Wisconsin DNR issued the Title V air permit renewal for Edgewater, responding to comments made by the Sierra Club, which were the foundation for the petition.  In December 2009, the Sierra Club filed a notice of intent to sue the EPA over its failure to act on the petition.  The EPA has not yet acted on the petition, and WPL cannot predict the outcome of the EPA’s response to the Sierra Club petition or the Sierra Club’s notice of intent to sue the EPA for failure to act on the petition.

Air Permitting Violation Claims - In October 2009, WPL, as an owner and the operator of Nelson Dewey and Columbia, received from Sierra Club an NOI based on allegations that modifications were made at those facilities without complying with the PSD program requirements, Title V Operating Permit requirements of the CAA and state regulatory counterparts contained within the Wisconsin SIP designed to implement the CAA.  In December 2009, WPL received from Sierra Club a separate NOI, which contained similar allegations regarding Edgewater.  The NOIs allege that various projects performed at Nelson Dewey, Columbia and Edgewater in years past were major modifications, as defined in the CAA, and that the owners violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and PM.  In the Edgewater NOI, additional allegations were made regarding violations of emission limits for visible emissions.

In December 2009, the EPA sent an NOV to WPL as an owner and the operator of Nelson Dewey, Columbia and Edgewater.  The NOV alleges that the owners failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the SIP.

If pursued successfully by the EPA and/or the Sierra Club, these actions could result in civil penalties in amounts of up to $37,500 per day for each violation and/or injunctive relief to require installation of pollution control technology at Nelson Dewey, Columbia and Edgewater, which would increase future capital and operating expenditures of Alliant Energy and WPL.  Alliant Energy and WPL are currently reviewing the allegations and are unable to predict the impact of the allegations on their financial conditions or results of operations, but believe that an adverse outcome could be significant.  WPL and the other owners of Columbia and Edgewater are exploring settlement options with each of the EPA and Sierra Club while simultaneously defending against these actions.  WPL believes the projects at Nelson Dewey, Columbia and Edgewater were routine or not projected to increase emissions therefore did not violate the permitting requirements of the CAA.

Water Quality -
Section 316(b) of Federal Clean Water Act - The Federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the “best technology available” for minimizing adverse environmental impacts to fish and other aquatic life.  The second phase of this EPA rule became effective in 2004 and is generally referred to as Section 316(b).  Section 316(b) applies to existing cooling water intake structures at large steam-electric generating facilities.  In 2007, a court opinion invalidated aspects of the Section 316(b), which allowed for consideration of cost-effectiveness when determining the appropriate compliance measures.  As a result, the EPA formally suspended Section 316(b) in 2007.  In April 2009, the U.S. Supreme Court granted the EPA authority to use a cost-benefit analysis when setting technology-based requirements under Section 316(b).  A revised Section 316(b) rule reflecting the U.S. Supreme Court’s decision is anticipated to be proposed by the EPA in 2010 and a final rule is expected in 2012.  IPL and WPL have identified seven and three generating facilities, respectively, which may be impacted by the revised Section 316(b) rule.  Alliant Energy, IPL and WPL are currently unable to predict the final requirements from Section 316(b), but expect that capital investments and/or modifications resulting from the rule could be significant.

Wisconsin State Thermal Rule - In January 2010, the Wisconsin Natural Resources Board adopted a revised thermal rule proposal for regulating the amount of heat that facilities can discharge into Wisconsin waters.  The rule must now be approved by the EPA and is anticipated to be effective in the first half of 2010.  Compliance with the thermal rule will be evaluated on a case-by-case basis as discharge permits for WPL’s generating facilities are renewed.  WPL continues to evaluate the thermal rule regulatory requirements and the compliance options available to meet the heat limitations for its generating facility discharges into Wisconsin waters.  WPL is unable to predict the final requirements of this rule until discharge permits for the impacted facilities are renewed; however, should capital investments and/or modifications be required, WPL believes these investments could be significant.

Hydroelectric Fish Passages and Fish Protective Devices - In 2002, FERC issued an order requiring the following actions regarding WPL’s Prairie due Sac hydroelectric generating facility: 1) develop a detailed engineering and biological evaluation of potential fish passages for the facility within 12 months; 2) install an agency-approved fish-protective device at the facility within 12 months; and 3) install an agency-approved fish passage at the facility within three years.  The due dates for designing the potential fish passages and installing the fish-protective device were extended to June 30, 2010, and the due date for installing the fish passage was extended to Dec. 31, 2012.  In December 2009, WPL completed the installation of an agency-approved fish protection device at its Prairie du Sac facility as required by FERC.  Alliant Energy continues to work with the agencies to design and install the fish passage.  Alliant Energy and WPL believe the required capital investments and/or modification to comply with the FERC order for the fish passage at its Prairie du Sac facility could be significant.

Land and Solid Waste -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in 40 and 14 MGP sites, respectively, previously associated with the production of gas for which they may be liable for investigation, remediation and monitoring costs relating to the sites.  IPL and WPL are working pursuant to the requirements of federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sites in order to protect public health and the environment.  Refer to Note 12(e) of Alliant Energy’s “Notes to Consolidated Financial Statements” for estimates of the range of remaining costs to be incurred for the investigation, remediation and monitoring of IPL’s and WPL’s MGP sites.

Coal Combustion By-products (CCB) - Alliant Energy, IPL and WPL are monitoring potential regulatory changes that may affect the rules for operation and maintenance of active ash ponds and/or landfills, in the wake of an ash pond containment berm failure at a different utility.  In 2009, IPL and WPL responded to information collection requests from the EPA for data on coal ash surface impoundments at ten and four of their facilities, respectively.  The EPA is evaluating the responses and has indicated its intent to issue proposed regulations for public comment in 2010 and final regulations in 2011.  These proposed regulations may include additional requirements with significant impact for CCB management, beneficial use applications and disposal.  Alliant Energy, IPL and WPL are currently unable to predict the impact of these information collection requests or potential regulations resulting from such requests.

Closed Ash Landfill Sites - In 2004, IPL received communication from the Iowa DNR regarding an evaluation of groundwater monitoring results for four of its closed ash landfills and a request to further evaluate potential offsite groundwater impacts at two of its closed landfills.  The Iowa DNR approved IPL’s plans to evaluate potential offsite groundwater impacts at these two landfills, which were implemented beginning in 2005.  Work was completed at one of the landfills in 2005.  Work at the other landfill has not been completed pending access agreements from two neighboring property owners to install additional groundwater monitoring wells.  One access agreement was obtained in 2008 and installation of wells at that location was completed in December 2009.  IPL provides periodic updates to the Iowa DNR on the status of implementing the monitoring plan.  Results from this additional monitoring will be evaluated by the Iowa DNR to determine if further actions are required.

Polychlorinated Biphenyls (PCBs) - Alliant Energy, IPL and WPL are monitoring possible new regulations for PCB that could require replacement of all electrical equipment containing PCB insulating fluid.  Alliant Energy, IPL and WPL are currently unable to predict the outcome of this possible regulatory change, but believe that the required capital investment and/or modifications resulting from these potential regulations could be significant.

EPA GHG Rulemakings - Climate change continues to garner public attention along with support for policymakers to take action to mitigate global warming.  There is considerable debate regarding the public policy response that the U.S. should adopt, involving both domestic actions and international efforts.  Several members of Congress have proposed legislation to regulate GHG emissions, primarily targeting reductions of carbon dioxide (CO2) emissions.  In addition, efforts are underway by the EPA to respond to a court ruling that could require rules to reduce GHG emissions, including assessment of whether or how the agency should regulate GHG emissions.  Initiatives to address GHG emissions are also underway in the states covering Alliant Energy’s utility service territories.  Given the highly uncertain outcome and timing of future regulations regarding the control of GHG emissions, Alliant Energy, IPL and WPL currently cannot predict the financial impact of any future climate change regulations on their operations but believe the expenditures to comply with any new emissions regulations could be significant.  Refer to “Legislative Matters - Climate Change Legislative Developments” for federal and state legislative initiatives to address GHG emissions.

EPA Mandatory GHG Reporting Rule - In December 2009, the final EPA Mandatory GHG Reporting rule became effective.  The final rule does not require control of GHG emissions, rather it requires that sources above certain threshold levels monitor and report emissions.  The EPA anticipates that the data collected by this rule will improve the U.S. government’s ability to formulate a set of climate change policy options.  The GHG emissions covered by the final EPA reporting rule include CO2, methane (CH4), nitrous oxide (N2O), sulfur hexafluoride, hydrofluorocarbons (HFCs), perfluorocarbons and other fluorinated gases.  Emissions of GHG will be reported at the facility level in CO2-equivalent (CO2e) and include those facilities that emit 25,000 metric tons or more of CO2e annually.  The final rule applies to electric utility and natural gas distribution operations at Alliant Energy, IPL and WPL.  The annual reporting compliance requirement begins for the calendar year 2010, with the first GHG emissions reports due by March 31, 2011.

The primary GHG emitted from Alliant Energy’s utility operations is CO2 from the combustion of fossil fuels at its larger electric generating facilities.  Alliant Energy’s annual CO2 emissions from its larger electric generating facilities, in terms of total mass, ranged from 19 million tons (or 17 million metric tons) to 24 million tons (or 22 million metric tons) during the 2005 through 2009 period.  These amounts represent emissions from IPL’s and WPL’s ownership portion of fossil-fueled electric generating units with a design nameplate of 25 MW or greater that are required to be equipped with continuous emissions monitoring systems.  Alliant Energy is currently updating its emissions monitoring methodologies to capture all the GHG emissions data required to comply with the EPA’s mandatory GHG reporting rule.

GHG Endangerment and Cause or Contribute Finding - In April 2009, the EPA issued a “Proposed Endangerment and Cause or Contribute Findings for GHG under the CAA.”  This proposal includes two distinct findings regarding GHG emissions under the CAA.  First, the current and projected concentrations of GHG emissions in the atmosphere threaten the public health and welfare of current and future generations.  This is referred to as the endangerment finding and includes the six key GHG emissions identified in the EPA’s proposed reporting rule.  Second, the combined emissions of CO2, CH4, N2O, and HFCs from new motor vehicles and motor vehicle engines contribute to the atmospheric concentrations of these key GHG emissions and hence to the threat of climate change.  This is referred to as the cause or contribute finding.  The EPA’s proposed findings do not include any specific regulations that mandate reductions in GHG emissions.  However, finalization of these findings is requisite to EPA’s future issuance of regulations to reduce GHG emissions from motor vehicles or other emissions sources, which could include electric utility operations.  In December 2009, the EPA published the final rule for this finding with an effective date of January 2010.  The final rule is currently being challenged by several groups in the D.C. Circuit Court.

The implications of the EPA’s findings are highly uncertain, including the nature or timing related to future issuance of regulations mandating reductions of GHG emissions.  Alliant Energy, IPL and WPL are currently unable to predict the final outcome of the EPA’s findings, but expect that expenditures to comply with any regulations to reduce GHG emissions could be significant.

GHG Tailoring Rule - In October 2009, the EPA published the GHG Tailoring rule proposal to establish GHG permit applicability thresholds.  This proposed rule defines when CAA permits under the PSD and Title V programs would be required for new and existing large industrial facilities.  The proposed rule would create a new emissions threshold (25,000 tons per year CO2e) for GHG emissions.  New and significantly modified facilities would be required to obtain PSD pre-construction permits that demonstrate use of BACT and energy efficiency measures to minimize GHG emissions.  Existing facilities may also be required to obtain a revised Title V operating permit if their GHG emissions exceed the proposed threshold.  A final GHG Tailoring rule is anticipated in the first half of 2010.  Alliant Energy, IPL and WPL are currently unable to predict the final outcome of the EPA’s proposed permitting rule, but expect that expenditures to comply with any regulations to reduce GHG emissions could be significant.

Chicago Climate Exchange (CCX) - Alliant Energy, IPL and WPL continue to take voluntary measures to reduce their emissions including CO2 and other GHG as prudent steps to address potential climate change regulation.  In May 2009, Alliant Energy committed to continued participation in Phase II of the CCX for the period from 2007 through 2010.  CCX is a voluntary market-based emissions cap and trade program for reducing GHG emissions, including CO2.

Refer to Note 12(e) of Alliant Energy’s “Notes to Consolidated Financial Statements,” Item 1 Business, “Strategic Overview” and “Liquidity and Capital Resources - Cash Flows - Investing Activities - Construction and Acquisition Expenditures” for further discussion of environmental matters.

LEGISLATIVE MATTERS

Climate Change Legislative Developments -
Federal - The U.S. Congress is currently debating various forms of legislation to regulate GHG emissions, including legislation to create a cap and trade program (i.e., H.R. 2454 approved by the House in June 2009).  Alliant Energy, IPL and WPL are not able to determine what, if any, GHG legislation will finally be enacted, or the impact of such legislation.  If enacted, Alliant Energy, IPL and WPL believe that GHG legislation could have a material adverse impact on their financial condition and results of operations.

Midwestern Governors Association GHG Accord (GHG Accord) - The Midwest Governors Association began a process in 2007 to develop a series of policy recommendations and proposals to address various Climate Change GHG issues.  Various recommendations have come from the process related to infrastructure siting and carbon sequestration studies.  Other recommendations outlined a system to enable a regional market-based multi-sector cap and trade program for GHG reductions.  The recommendations for a cap and trade system are still under discussion, and any final recommendations will be advisory only in the form of a model rule.  Any adoption of any cap and trade or other GHG reduction proposals that are allowed under interstate commerce and other federal law will have to be adopted by member states subject to the approval of their legislatures and governors.

Wisconsin - In April 2007, Governor Doyle signed Executive Order 191, which created the Wisconsin Task Force on Global Warming (GWTF).  In July 2008, the GWTF issued its final report containing policy recommendations for state-level actions to address climate change.  The report contains short- and long-term goals and action items Wisconsin might undertake, and it was understood legislation would be introduced where needed to accomplish the recommendations.  In 2009, Senate Bill 450 and Assembly Bill 649 were introduced proposing enactment of some of the GWTF recommendations.  The most significant provisions of these bills include: 1) increasing the Wisconsin Renewable Portfolio Standard (RPS) to 20% by 2020 and 25% by 2025; 2) requiring a portion (6% by 2020 and 10% by 2025) of the RPS to be met with renewable sources located in Wisconsin; 3) implementing a statewide goal of 2% annual energy savings and expanding energy efficiency programs and spending to accomplish this goal; and 4) allowing the PSCW to mandate utilities to make power purchases at prices higher than avoided cost (Feed in Tariffs) from small distributed renewable generation owned by third parties.  The bills do not propose a Wisconsin or regional cap and trade regime. Alliant Energy and WPL expect final action on these proposals by April 2010.  Alliant Energy and WPL are currently unable to determine what impacts these initiatives will have on their future financial condition or results of operations.

Iowa and Minnesota - No specific GHG legislation is currently being considered in Iowa or Minnesota.

Other Recent Legislative Developments -
American Recovery and Reinvestment Act of 2009 - In February 2009, the ARRA was enacted.  The most significant provisions of the ARRA for Alliant Energy, IPL and WPL provide a one-year extension of the 50% bonus depreciation deduction for certain expenditures for property that is acquired or constructed in 2009, incentives for wind facilities placed in service by Dec. 31, 2012 and grants for qualifying investments that are expected to improve the electric grid and transportation infrastructure.  Based on capital projects placed into service in 2009, Alliant Energy, IPL and WPL estimate their 2009 bonus tax depreciation deduction to be approximately $427 million, $337 million and $79 million, respectively.  These 2009 bonus tax depreciation deductions significantly reduced the amount of cash taxes paid by Alliant Energy, IPL and WPL in 2009.  Refer to “Other Matters - Other Future Considerations” for additional details of potential incentives for IPL’s and WPL’s proposed wind projects and grants related to its investments in transportation infrastructure.  Refer to Note 5 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of a deferral of Alliant Energy’s federal tax obligation associated with the repurchase of its Exchangeable Senior Notes due 2030 based on provisions of the ARRA.

Wisconsin Senate Bill 62 - In February 2009, SB 62 was enacted.  The most significant provision of SB 62 for Alliant Energy, IPL and WPL requires combined reporting for corporate income taxation in Wisconsin beginning with tax returns filed for the calendar year 2009.  This provision will require legal entities in which Alliant Energy owns a 50% or more interest to file as members of a unitary return in Wisconsin.  In addition, the provisions of SB 62 make it unlikely that Alliant Energy will be able to utilize the majority of its current Wisconsin net operating loss carryforwards before they expire.  Refer to Note 5 of Alliant Energy’s “Notes to Consolidated Financial Statements” and to “Other Matters - Critical Accounting Policies and Estimates - Income Taxes” for additional discussion of SB 62 and its impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations during 2009.

Federal Healthcare Legislation (Senate Bill H.R. 3590 and House Bill H.R. 3962) - Both the House and the U.S. Senate approved different versions of proposed healthcare legislation recently.  Both versions of healthcare legislation contain a provision that would eliminate the non-taxable status of the 28% subsidy provided to employers who continue prescription drug coverage for their retirees.  If healthcare legislation that contains this provision is enacted, Alliant Energy, IPL and WPL expect to record deferred income tax expense of $10 million, $5 million and $4 million, respectively, in the period the legislation is enacted.

Federal Regulatory Reform Legislation - In December 2009, the House approved comprehensive regulatory reform legislation (H.R. 4173).  The most significant provision of this legislation for Alliant Energy, IPL and WPL would create Commodities Futures Trading Commission regulations and mandatory clearing definitions, which may require Alliant Energy, IPL and WPL to post large amounts of cash collateral related to their derivative instruments.  During consideration of this legislation, an amendment was approved that narrowed the definition of major swaps participant to focus on systemic risk, not counterparty credit risk exposures.  As a result, Alliant Energy, IPL and WPL as well as other end-users of derivatives may not fall under the scope of this legislation.  Alliant Energy, IPL and WPL are currently unable to determine the ultimate impact of this proposed legislation on their financial condition and results of operations.

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview - “Executive Summary” provides an overview of Alliant Energy’s 2009, 2008 and 2007 earnings and the various components of Alliant Energy’s business.  Additional details of Alliant Energy’s 2009, 2008 and 2007 earnings are discussed below.

Utility Electric Margins - Electric margins are defined as electric operating revenues less electric production fuel, energy purchases and purchased electric capacity expenses.  Management believes that electric margins provide a more meaningful basis for evaluating utility operations than electric operating revenues since electric production fuel, energy purchases and purchased electric capacity expenses are generally passed through to customers, and therefore, result in changes to electric operating revenues that are comparable to changes in electric production fuel, energy purchases and purchased electric capacity expenses.  Electric margins and megawatt-hour (MWh) sales for Alliant Energy were as follows:

	Revenues and Costs (dollars in millions)					MWhs Sold (MWhs in thousands)
	2009	2008	(a)	2007	(b)	2009	2008	(a)	2007	(b)
Residential	$868.6	$844.7	3%	$847.5	--	7,532	7,664	(2%)	7,753	(1%)
Commercial	556.8	537.5	4%	535.2	--	6,108	6,181	(1%)	6,222	(1%)
Industrial	710.7	734.7	(3%)	731.9	--	10,948	12,490	(12%)	12,692	(2%)
Retail subtotal	2,136.1	2,116.9	1%	2,114.6	--	24,588	26,335	(7%)	26,667	(1%)
Sales for resale:
Wholesale	190.1	201.9	(6%)	179.8	12%	3,251	3,813	(15%)	3,547	7%
Bulk power and other	98.3	31.1	216%	56.7	(45%)	2,583	983	163%	2,550	(61%)
Other (includes wheeling)	51.4	61.4	(16%)	59.7	3%	155	164	(5%)	167	(2%)
Total revenues/sales	2,475.9	2,411.3	3%	2,410.8	--	30,577	31,295	(2%)	32,931	(5%)
Electric production fuel expense	388.5	424.0	(8%)	478.9	(11%)
Energy purchases expense	502.9	419.1	20%	343.9	22%
Purchased electric capacity expense	281.1	285.7	(2%)	298.9	(4%)
Margins	$1,303.4	$1,282.5	2%	$1,289.1	(1%)
(a) Reflects the % change from 2008 to 2009.  (b) Reflects the % change from 2007 to 2008.

2009 vs. 2008 Summary - Electric margins increased $21 million, or 2% in 2009, primarily due to the impact of IPL’s 2009 interim retail rate increase effective March 2009, which increased IPL’s electric revenues by $62 million in 2009, an estimated $10 million reduction in electric margins in 2008 due to the loss of retail sales during electric service outages caused by the severe flooding in IPL’s service territory in 2008, $9 million of lower purchased electric capacity expenses at WPL related to the RockGen Energy Center (RockGen) PPA, which terminated in May 2009, $6 million of incremental purchased electric capacity expenses at IPL in 2008 resulting from the severe flooding, $5 million of higher energy conservation revenues at IPL, a $4 million regulatory-related credit recorded by IPL in 2009 related to the IUB’s approval to recover electric capacity expenses incurred in 2008 related to the severe flooding, and changes in the recovery of electric production fuel and energy purchases at WPL.  These items were partially offset by an estimated $33 million reduction in electric margins from changes in the net impacts of weather conditions and Alliant Energy’s weather hedging activities, a decrease in weather-normalized sales volumes, $12 million of higher purchased electric capacity expenses at WPL related to the Kewaunee Nuclear Power Plant (Kewaunee) PPA, $6 million of higher purchased electric capacity expenses at IPL related to the Duane Arnold Energy Center (DAEC) PPA and a $4 million reduction in electric margins from the impact of annual adjustments to unbilled revenue estimates.  Changes in energy conservation revenues are largely offset by changes in energy conservation expenses.

2008 vs. 2007 Summary - Electric margins decreased $7 million, or 1%, in 2008, primarily due to $12 million of lower wheeling revenues at IPL largely due to the sale of its electric transmission assets in December 2007, an $11 million reduction in electric margins from the impact of electric production fuel and energy purchases cost recoveries at WPL, an estimated $10 million reduction in electric margins during 2008 due to the loss of retail sales during electric service outages caused by the severe flooding in IPL’s service territory in 2008, an estimated $10 million reduction in electric margins from changes in the net impacts of weather conditions and Alliant Energy’s weather hedging activities, $6 million of incremental purchased electric capacity expenses at IPL in 2008 resulting from the severe flooding and lower industrial sales volumes at WPL due to the negative impact the slowing economy in 2008 had on WPL’s large industrial customer demand during such period.  These items were partially offset by $16 million of purchased electric capacity expenses at WPL in 2007 related to a contract that ended in December 2007, a $9 million impact from changes in annual adjustments to unbilled revenue estimates, $8 million of lower purchased electric capacity expenses at WPL in 2008 from its Kewaunee PPA, the loss of retail sales during electric service outages caused by the winter storms in IPL’s service territory in 2007 and an increase in weather-normalized sales at IPL partially due to increased industrial sales to ethanol production facilities in IPL’s service territory.

Electric Production Fuel and Energy Purchases (Fuel-related) Cost Recoveries - Alliant Energy burns coal and other fossil fuels to produce electricity at its generating facilities.  The cost of fossil fuels used during each period is included in electric production fuel expense.  Alliant Energy also purchases electricity to meet the demand of its customers and charges these costs to energy purchases expense.  Alliant Energy’s electric production fuel expense decreased $36 million, or 8%, in 2009 and decreased $55 million, or 11%, in 2008.  The 2009 decrease was primarily due to lower coal volumes burned at its generating facilities resulting from reduced generation needed to serve the lower sales volumes.  The 2008 decrease was primarily due to lower fuel volumes burned at IPL’s Emery Generating Station and at the generating facilities impacted by the severe flooding in IPL’s service territory in 2008.  Alliant Energy’s energy purchases expense increased $84 million, or 20%, in 2009 and increased $75 million, or 22%, in 2008.  The 2009 increase was primarily due to higher energy purchased volumes and higher costs in 2009 related to derivative instruments used to mitigate pricing volatility for the electricity purchased to supply to its customers.  The 2008 increase was primarily due to changes in commodity prices.  The impact of the changes in energy purchases volumes were largely offset by the impact of changes in bulk power sales volumes discussed below.

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

WPL’s retail fuel-related costs incurred in 2009, 2008 and 2007 were all lower than the forecasted fuel-related costs used to set retail rates during such periods.  WPL estimates the lower than forecasted retail fuel-related costs increased electric margins by approximately $8 million, $5 million and $16 million in 2009, 2008 and 2007, respectively.

Refer to “Other Matters - Market Risk Sensitive Instruments and Positions” for discussion of risks associated with increased electric production fuel and energy purchases expenses on WPL’s electric margins.  Refer to “Rate Matters” and Note 1(h) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information relating to recovery mechanisms for electric production fuel and energy purchases expenses including proposed changes to the retail rate recovery mechanism in Wisconsin for such expenses.

Impacts of Weather Conditions (excluding the impacts of severe flooding and winter storms in IPL’s service territory) - Estimated increases (decreases) to Alliant Energy’s electric margins from the net impacts of weather and Alliant Energy’s weather hedging activities were as follows (in millions):

	2009	2008	2007
Weather impacts on demand compared to normal weather	$(36)	$(11)	$9
Gains (losses) from weather derivatives (a)	(3)	5	(5)
Net weather impact	$(39)	$(6)	$4
(a) Recorded in “Other” revenues in the above table.

Alliant Energy’s electric sales demand is seasonal to some extent with the annual peak normally occurring in the summer months due to air conditioning usage by its residential and commercial customers.  Cooling degree days (CDD) data is used to measure the variability of temperatures during summer months and is correlated with electric sales demand.  Heating degree days (HDD) data is used to measure the variability of temperatures during winter months and is correlated with electric and gas sales demand.  Refer to “Utility Gas Margins - Impacts of Weather Conditions” for details regarding HDD in Alliant Energy’s service territories.  CDD in Alliant Energy’s service territories were as follows:

	Actual
CDD (a):	2009	2008	2007	Normal (a)
Cedar Rapids, Iowa (IPL)	406	583	846	779
Madison, Wisconsin (WPL)	368	538	781	642
(a) CDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base.  Normal degree days are calculated using a rolling 20-year average of historical CDD.

Alliant Energy periodically utilizes weather derivatives based on CDD and HDD to reduce the potential volatility on its margins during the summer months of June through August and the winter months of November through March, respectively.  Alliant Energy entered into weather derivatives based on CDD in Cedar Rapids, Iowa and Madison, Wisconsin for the periods June 1, 2008 to Aug. 31, 2008 and June 1, 2007 to Aug. 31, 2007.  Alliant Energy did not enter into any weather derivatives for the June 1, 2009 to Aug. 31, 2009 time period.  Alliant Energy entered into weather derivatives based on HDD in Cedar Rapids, Iowa and Madison, Wisconsin for the periods Nov. 1, 2008 to March 31, 2009 and Nov. 1, 2007 to March 31, 2008 and weather derivatives based on HDD in Chicago, Illinois for the periods Nov. 1, 2006 to March 31, 2007.  As of Dec. 31, 2009, Alliant Energy did not enter into any weather derivatives for the Nov. 1, 2009 to March 31, 2010 time period.

Purchased Electric Capacity Expense - Alliant Energy enters into PPAs to help meet the electricity demand of its customers.  Certain of these PPAs include minimum payments for IPL’s and WPL’s rights to electric generating capacity.  Details of purchased electric capacity expense included in the electric margin table above were as follows (in millions):

	2009	2008	2007
DAEC PPA (IPL)	$140	$134	$132
Kewaunee PPA (WPL)	74	62	70
Riverside PPA (WPL)	57	56	57
RockGen PPA (WPL) - Expired May 2009	7	16	16
Flood-related PPA (IPL) - Summer of 2008 only (a)	(4)	6	--
Minnesota Power PPA (WPL) - Expired December 2007	--	--	16
Other	7	12	8
	$281	$286	$299
(a) IPL received approval from the IUB to recover $4 million from its retail customers in Iowa related to the incremental purchased electric capacity expenses IPL incurred during the summer of 2008 for leasing temporary generation to contribute to the reliability of the electric grid in Cedar Rapids, Iowa due to damage to infrastructure caused by the severe flooding in 2008.

At Dec. 31, 2009, the future estimated purchased electric capacity expense related to the DAEC (expires in 2014), Kewaunee (expires in 2013) and Riverside (expires in 2013) PPAs were as follows (in millions):

	2010	2011	2012	2013	2014	Total
DAEC PPA (IPL)	$143	$146	$152	$154	$28	$623
Kewaunee PPA (WPL)	73	51	60	63	--	247
Riverside PPA (WPL)	58	59	60	17	--	194
	$274	$256	$272	$234	$28	$1,064

Unbilled Revenue Estimates - In the second quarter of each year, when weather impacts on electric sales volumes are historically minimal, Alliant Energy refines its estimates of unbilled electric revenues.  Adjustments resulting from these refined estimates can increase (e.g. 2008) or decrease (e.g. 2009 and 2007) electric margins reported in the second quarter.  Estimated increases (decreases) in Alliant Energy’s electric margins from the annual adjustments to unbilled revenue estimates recorded in the second quarter were as follows (in millions):

	2009	2008	2007
IPL	$(6)	$3	$(2)
WPL	5	--	(4)
Alliant Energy	$(1)	$3	$(6)

Sales Trends - Retail sales volumes decreased 7% and 1% in 2009 and 2008, respectively.  The 2009 decrease was largely due to a 12% decrease in industrial sales, which was caused by reduced sales to two of IPL’s larger industrial customers who transitioned to their own cogeneration facilities in 2009 and plant closures and shift reductions as a result of economic conditions in 2009.  Retail sales volumes in 2008 were impacted by temporary disruptions of electric service associated with severe flooding in 2008.  At the peak of the disruptions caused by the severe weather, approximately 40,000 electric customers of IPL were unable to receive service.  The most significant impacts of these disruptions on electric sales related to several large industrial customers in Cedar Rapids, Iowa who were unable to receive service after the flood.

Wholesale sales volumes decreased 15% and increased 7% in 2009 and 2008, respectively.  The 2009 decrease was largely due to the impact of weather and economic conditions in 2009 on the electric sales demand of IPL’s and WPL’s wholesale customers.  Wholesale and retail sales volumes in 2008 were impacted by IPL’s and WPL’s sales of their respective electric distribution properties in Illinois in February 2007.  Prior to these asset sales, electric revenues and MWhs sold to retail customers in Illinois were included in residential, commercial and industrial sales in the electric margin table above.  Upon completion of these asset sales, IPL and WPL entered into separate wholesale agreements to continue to provide electric service to their former retail customers in Illinois.  Electric revenues and MWhs sold under these wholesale agreements are included in wholesale sales in the electric margin table above.  The lower pricing for wholesale customers as compared to retail customers resulted in a decrease to electric margins following the sale of the electric distribution properties in Illinois.

Bulk power and other revenue changes were largely due to changes in revenues from sales in the wholesale energy market operated by the Midwest Independent Transmission System Operator (MISO) and PJM Interconnection, LLC.  These changes are impacted by several factors including the availability of Alliant Energy’s generating facilities and electricity demand within these wholesale energy markets.  Changes in bulk power and other sales revenues were largely offset by changes in energy purchases expense and therefore did not have a significant impact on electric margins.

Refer to “Other Matters - Other Future Considerations” for discussion of retail electric sales projections expected to be influenced by economic conditions, new cogeneration facilities constructed by two of IPL’s industrial customers and ethanol production facilities in Alliant Energy’s service territories.

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

	Revenues and Costs (dollars in millions)					Dths Sold (Dths in thousands)
	2009	2008	(a)	2007	(b)	2009	2008	(a)	2007	(b)
Residential	$290.8	$385.0	(24%)	$348.6	10%	27,711	30,630	(10%)	28,137	9%
Commercial	174.7	240.5	(27%)	199.0	21%	20,725	22,461	(8%)	19,417	16%
Industrial	30.7	51.1	(40%)	39.4	30%	4,558	5,558	(18%)	4,694	18%
Retail subtotal	496.2	676.6	(27%)	587.0	15%	52,994	58,649	(10%)	52,248	12%
Interdepartmental	4.9	7.8	(37%)	17.4	(55%)	938	1,373	(32%)	2,591	(47%)
Transportation/other	24.2	26.0	(7%)	25.8	1%	53,580	59,253	(10%)	58,911	1%
Total revenues/sales	525.3	710.4	(26%)	630.2	13%	107,512	119,275	(10%)	113,750	5%
Cost of gas sold	347.9	519.6	(33%)	441.1	18%
Margins	$177.4	$190.8	(7%)	$189.1	1%
(a) Reflects the % change from 2008 to 2009.  (b) Reflects the % change from 2007 to 2008.

2009 vs. 2008 Summary - Gas margins decreased $13 million, or 7%, in 2009, primarily due to an estimated $7 million reduction in gas margins from changes in the net impacts of weather conditions and Alliant Energy’s weather hedging activities, and the impact of WPL’s 2009 retail gas rate decrease effective in January 2009 that reduced WPL’s gas revenues in 2009 by $4 million.

2008 vs. 2007 Summary - Gas margins increased $2 million, or 1%, in 2008, primarily due to an estimated $11 million increase in gas margins from changes in the net impacts of weather conditions and Alliant Energy’s weather hedging activities.  This item was partially offset by $5 million of gains in 2007 from WPL’s performance-based gas commodity cost recovery program (benefits were allocated between ratepayers and WPL) and a decrease in weather-normalized retail residential sales largely due to the negative impacts high natural gas prices and the slowing economy in 2008 had on customer demand during such period.

Natural Gas Cost Recoveries - In 2009 and 2008, Alliant Energy’s cost of gas sold decreased $172 million, or 33%, and increased $79 million, or 18%, respectively.  The 2009 decrease was primarily due to a decrease in Dths sold to retail customers and a decrease in natural gas prices.  The 2008 increase was primarily due to an increase in natural gas prices and an increase in Dths sold to retail customers.  Due to Alliant Energy’s rate recovery mechanisms for natural gas costs, these changes in cost of gas sold resulted in comparable changes in gas revenues and, therefore, did not have a significant impact on gas margins.  Refer to Note 1(h) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information relating to natural gas cost recoveries.

Impacts of Weather Conditions - Estimated increases (decreases) to Alliant Energy’s gas margins from the net impacts of weather and Alliant Energy’s weather hedging activities were as follows (in millions):

	2009	2008	2007
Weather impacts on demand compared to normal weather	$3	$12	$--
Losses from weather derivatives (a)	(3)	(5)	(4)
Net weather impact	$--	$7	$(4)
(a) Recorded in “Transportation/other” revenues in the above table.

Alliant Energy’s gas sales demand follows a seasonal pattern with an annual base load of gas and a large heating peak occurring during the winter season.  HDD data is used to measure the variability of temperatures during winter months and is correlated with gas sales demand.  HDD in Alliant Energy’s service territories were as follows:

	Actual
HDD (a):	2009	2008	2007	Normal (a)
Cedar Rapids, Iowa (IPL)	7,074	7,636	6,815	6,732
Madison, Wisconsin (WPL)	7,356	7,714	6,935	7,095
(a) HDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base.  Normal degree days are calculated using a rolling 20-year average of historical HDD.

Alliant Energy periodically utilizes weather derivatives based on HDD to reduce the potential volatility on its gas margins during the winter months of November through March.

Performance-based Gas Commodity Recovery Program - In 2007, 35% of all gains and losses from WPL’s gas performance incentive sharing mechanism were retained by WPL, with 65% refunded to or recovered from customers.  Effective Nov. 1, 2007, WPL’s gas performance incentive sharing mechanism was terminated and replaced with a modified one-for-one pass through of gas costs.  WPL’s performance-based gas commodity recovery program resulted in gains which increased gas margins by $5 million in 2007.  Refer to Note 1(h) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional details of the gas commodity recovery program implemented in November 2007.

Refer to “Rate Matters” for discussion of various electric and gas rate filings including anticipated rate filings in 2010.

Utility Other Revenues - Changes in utility other revenues were largely offset by related changes in utility other operation and maintenance expenses.

2009 vs. 2008 Summary - Other revenues for the utilities decreased $9 million in 2009, primarily due to $5 million of lower steam revenues at IPL.  IPL’s steam revenues were higher than normal during the second half of 2008 due to higher rates charged to steam customers for operating the temporary steam generating systems (natural gas-fired package boilers and water treatment systems) used to resume steam service after its Prairie Creek and Sixth Street Generating Stations were shut down due to severe flooding in  2008.  In the second quarter of 2009, IPL announced its decision to discontinue providing steam service within the next 12 months to the portion of its steam customers located in downtown Cedar Rapids, Iowa.

2008 vs. 2007 Summary - Other revenues for the utilities increased $30 million in 2008, primarily due to higher steam revenues at IPL and $7 million of higher coal sales by IPL in 2008.  IPL’s steam revenues increased $20 million largely due to the recovery of incremental leasing and fuel costs incurred to resume steam production and service in Cedar Rapids, Iowa after its Prairie Creek and Sixth Street Generating Stations were shut down due to the severe flooding that occurred in 2008.

Non-regulated Revenues - Alliant Energy’s non-regulated revenues were as follows (in millions):

	2009	2008	2007
RMT	$294	$397	$263
Transportation	35	36	32
Non-regulated Generation	7	25	27
Other	3	--	3
	$339	$458	$325

2009 vs. 2008 Summary - The decreased RMT revenues were primarily caused by reduced demand for construction management services for large wind generation projects in 2009.  These decreases in revenues were largely offset by lower costs incurred by RMT to manage large wind generation projects, which are included in non-regulated operation and maintenance expenses.  The demand for services from RMT’s WindConnect® business is impacted by various external factors, including the availability and amount of government incentives for wind projects, the number and scope of state-imposed renewable portfolio standards and the availability and cost of capital to fund capital expenditures for wind projects.  The ARRA enacted in February 2009 extended incentives to wind projects completed by Dec. 31, 2012.

The decreased Non-regulated Generation revenues were primarily due to $9 million of lower revenues generated by the Neenah Energy Facility as a result of the sale of the facility to WPL on June 1, 2009 and $6 million of revenues generated from demand for temporary generation projects during 2008 as a result of the flooding in Cedar Rapids, Iowa in 2008.

2008 vs. 2007 Summary - The increased RMT revenues were primarily due to higher revenues earned by its WindConnect® business on large construction management projects related to wind projects.  These increased revenues were largely offset by increased costs incurred by RMT for the large construction management projects included in non-regulated operation and maintenance expenses.

The decreased Non-regulated Generation revenues were primarily due to $8 million of lower revenues generated by the Neenah Energy Facility due to a change in PPAs effective June 1, 2008.  This item was partially offset by $6 million of revenues generated from demand for temporary generation projects in 2008 as a result of the flooding in Cedar Rapids, Iowa in 2008.  The $6 million of increased revenues from the temporary generation projects were offset by a comparable increase in costs included in non-regulated operation and maintenance expenses.

Electric Transmission Service Expenses -
2009 vs. 2008 Summary - Alliant Energy’s electric transmission service expense for the utilities increased $43 million in 2009, primarily due to $45 million of higher expenses billed to IPL from ITC in 2009, resulting from increased rates effective in January 2009.

2008 vs. 2007 Summary - Alliant Energy’s electric transmission service expenses for the utilities increased $89 million in 2008, primarily due to $77 million of charges at IPL incurred in 2008 for transmission services provided by ITC following the sale of IPL’s electric transmission assets to ITC in December 2007 and $12 million of increased electric transmission services at WPL primarily due to increased electric transmission rates billed to WPL by ATC.  The electric transmission-related charges from ITC were partially offset by electric transmission-related operating expenses incurred in 2007 including operation and maintenance expenses, depreciation and amortization expenses and taxes other than income taxes, as well as the positive impacts on earnings from the application of the sale proceeds

Refer to “Other Matters - Other Future Considerations” for discussion of material increases in electric transmission service expenses at IPL anticipated in 2010 resulting from increased transmission rates proposed by ITC.  Refer to Notes 1(b) and 1(h) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information relating to recovery of electric transmission service expenses.

Utility Other Operation and Maintenance Expenses -
2009 vs. 2008 Summary - Alliant Energy’s other operation and maintenance expenses for the utilities decreased $21 million, due to the following reasons (amounts represent variances between 2009 and 2008 in millions):

	Alliant
	Energy	IPL	WPL
Incremental expenses incurred in 2008 related to severe flooding	$(29)	$(29)	$--
Deferral of retail pension and other benefits costs in 2009 (a)	(12)	--	(12)
Lower electric generation maintenance expenses (b)	(10)	(10)	--
Lower steam fuel, operation and maintenance expenses (c)	(9)	(9)	--
Lower incentive-related compensation (d)	(6)	(3)	(3)
Regulatory-related credits in 2009 related to 2008 flood costs (a)	(4)	(4)	--
Regulatory-related charges in 2008 related to Nelson Dewey #3 project (a)	(4)	--	(4)
Higher pension and other postretirement benefits costs (e)	33	18	15
Restructuring charges in 2009 (f)	11	4	7
Regulatory-related charges in 2009 related to Nelson Dewey #3 project (a)	11	--	11
Incremental expenses incurred in 2009 related to severe flooding (g)	7	7	--
Higher energy conservation expenses (h)	5	5	--
Charges in 2009 related to a settlement with Sutherland #4 joint partners (i)	4	4	--
Loss contingency reserve in 2009 for Cash Balance Plan lawsuit (j)	4	2	2
Steam asset impairment in 2009 (k)	4	4	--
Other (includes impact of cost saving initiatives) (l)	(26)	(12)	(14)
	$(21)	$(23)	$2
(a)
Refer to Note 1(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for details of WPL’s deferral of pension and benefits costs in 2009 and the regulatory-related charges and credits related to the Nelson Dewey #3 project and flood-related costs incurred in 2008.

(b)	Primarily due to several planned maintenance outages in 2008.

(c)
Resulting from the additional costs incurred by IPL in 2008 to operate the temporary steam generating systems used to resume service after its Prairie Creek and Sixth Street Generating Stations were shut down due to severe flooding.

(d)	Resulting from lower performance levels in 2009 relative to the earnings and total shareowner return metrics established within incentive plans.
(e)
Net of the portion allocated to capital projects and resulted from increased amortization of actuarial losses and lower expected return on plan assets caused by significant decreases in plan assets in 2008.

(f)
Related to the elimination of certain corporate and operations positions, which Alliant Energy estimates will have the impact of decreasing its annual salary costs by approximately $16 million ($7 million at IPL and $9 million at WPL).

(g)	Primarily related to operating expenditures required to restore operations at IPL’s Prairie Creek Generating Station that were not reimbursed under Alliant Energy’s property insurance policy.
(h)	Changes in energy conservation expenses were largely offset by changes in energy conservation revenues.
(i)	Refer to Note 12(g) of Alliant Energy’s “Notes to Consolidated Financial Statements” for details.
(j)	Refer to Note 12(c) of Alliant Energy’s “Notes to Consolidated Financial Statements” for details.
(k)	Related to IPL’s steam assets as a result of a decision in 2009 to discontinue providing steam service to the portion of its steam customers located in downtown Cedar Rapids, Iowa.
(l)
IPL and WPL implemented several cost saving initiatives in 2009 to reduce other operation and maintenance expenses, including, but not limited to, an elimination of certain corporate and operations positions, a mandatory one-week furlough for all non-bargaining and certain bargaining unit employees in 2009 and suspension of a portion of 401(k) Savings Plan contributions by Alliant Energy for the second half of 2009.

2008 vs. 2007 Summary - Other operation and maintenance expenses for the utilities increased $25 million in 2008, due to the following reasons (amounts represent variances between 2008 and 2007 in millions):

	Alliant
	Energy	IPL	WPL
Incremental expenses incurred in 2008 related to severe flooding (a)	$29	$29	$--
Higher fuel costs for steam production (b)	21	21	--
Higher electric generation planned outage costs (c)	8	8	--
Higher employee health care costs (primarily due to higher claims)	8	3	5
Higher expenses related to coal sales	4	4	--
Higher bad debt expenses (primarily due to economic conditions)	4	3	1
Regulatory-related charges in 2008 related to Nelson Dewey #3 project	4	--	4
Lower regulatory liability amortizations	3	--	3
Lower incentive-related compensation expenses (d)	(17)	(10)	(7)
Lower pension and other postretirement benefits expenses (e)	(16)	(9)	(7)
Electric transmission expenses at IPL in 2007 (prior to sale) (f)	(10)	(10)	--
Incremental expenses incurred in 2007 related to winter storms (g)	(9)	(9)	--
Lower sale of accounts receivable expenses (h)	(5)	(5)	--
Regulatory-related charge in 2007	(4)	--	(4)
Other	5	4	1
	$25	$29	$(4)
(a)	Primarily due to operating expenditures required to restore operations and impairments of assets impacted by the flooding that were not reimbursed under Alliant Energy’s property insurance policy.
(b)
Primarily due to incremental fuel costs incurred in 2008 to resume steam production and service in Cedar Rapids, Iowa after IPL’s Prairie Creek and Sixth Street Generating Stations were shut down due to the severe flooding.

(c)	Primarily due to repairs and maintenance costs for IPL’s Sutherland and M.L. Kapp Generating Stations in 2008.
(d)	Resulting from higher performance levels in 2007 relative to the earnings and total shareowner return metrics established within incentive plans.
(e)	Primarily due to a reduction in the amortization of actuarial losses and the impact of higher funding levels of the qualified pension plans at the measurement date of Sep. 30, 2007.
(f)	Expenses incurred prior to the sale of IPL’s electric transmission assets in December 2007.
(g)	Includes expenditures to restore operations of IPL’s electric transmission and distribution system in its Iowa and Minnesota service territories.
(h)	Largely due to IPL’s use of a portion of the proceeds from the sale of its electric transmission assets to reduce its level of accounts receivable sales in December 2007.

Refer to “Other Matters - Other Future Considerations” for discussion of anticipated material decreases in pension and other postretirement benefits expenses in 2010 resulting from increases in retirement plans’ assets during 2009 and anticipated increases in maintenance expenses in 2010 for IPL’s Whispering Willow - East wind project.

Non-regulated Operation and Maintenance Expenses - Alliant Energy’s non-regulated operation and maintenance expenses were as follows (in millions):

	2009	2008	2007
RMT	$291	$370	$243
Transportation	17	19	16
Non-regulated Generation	3	10	7
Other (includes eliminations)	3	(2)	5
	$314	$397	$271

2009 vs. 2008 Summary - The RMT variance was largely driven by lower construction management costs associated with the execution of large wind projects in 2009 and lower incentive-related compensation expenses of $8 million in 2009 resulting from the lower earnings at RMT.  The Non-regulated Generation variance was largely driven by $6 million of project costs incurred in 2008 associated with temporary generation projects.  The increased Other expenses were largely due to higher professional expenses incurred at the parent company in 2009.

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

Depreciation and Amortization Expenses -
2009 vs. 2008 Summary - Depreciation and amortization expenses increased $34 million primarily due to additional depreciation expense from the impact of property additions at IPL related to restoration activities associated with the severe flooding and the Whispering Willow - East wind project that began commercial operation in late 2009 and property additions at WPL related to its Cedar Ridge wind project that began commercial operation in late 2008, AMI placed into service in 2009 and the June 2009 acquisition of the Neenah Energy Facility.  The increases were also impacted by higher depreciation rates at IPL.

2008 vs. 2007 Summary - Depreciation and amortization expenses decreased $21 million primarily due to $16 million of depreciation expense in 2007 related to IPL’s electric transmission assets that were sold in December 2007, a $9 million decrease from the implementation of lower depreciation rates at WPL in 2008 as a result of a new depreciation study and lower amortization expenses from enterprise resource planning (ERP) software that became fully amortized in 2007.  These items were partially offset by additional depreciation expense from the impact of utility property additions including WPL’s Cedar Ridge wind project that began commercial operation in late 2008.

Taxes other than Income Taxes -
2008 vs. 2007 Summary - Taxes other than income taxes decreased $6 million in 2008, primarily due to $6 million of property tax expense in 2007 related to IPL’s electric transmission assets that were sold in December 2007.

Refer to “Rate Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on Alliant Energy’s rate activities.

Gain on Sale of IPL’s Electric Transmission Assets - The sale of IPL’s electric transmission assets in December 2007 resulted in a pre-tax gain of $219 million in 2007.  The gain reflected the net proceeds from the sale less the net assets sold and a regulatory liability established pursuant to an IUB order.  Refer to Note 22 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional details of the sale of IPL’s electric transmission assets.

Interest Expense -
2009 vs. 2008 Summary - Alliant Energy’s interest expense increased $29 million due to the following reasons (amounts represent variances between 2009 and 2008 in millions):

	Alliant
	Energy	IPL	WPL
Interest expense variances from certain issuances of long-term debt:
WPL’s 7.6% debentures issued in October 2008	$15	$--	$15
IPL’s 7.25% senior debentures issued in October 2008	14	14	--
IPL’s 6.25% senior debentures issued in July 2009	9	9	--
WPL’s 5% debentures issued in July 2009	6	--	6
Alliant Energy’s 4% senior notes issued in October 2009	3	--	--
Interest expense variances from certain reductions in long-term debt:
IPL’s 6.625% senior debentures retired in August 2009	(4)	(4)	--
WPL’s 5.7% debentures retired in October 2008	(3)	--	(3)
Corporate Services 4.55% senior notes retired in October 2008	(3)	--	--
Alliant Energy’s Exchangeable Senior Notes retired in 2009	(3)	--	--
Other (includes impact of lower commercial paper interest rates)	(5)	(4)	(5)
	$29	$15	$13

2008 vs. 2007 Summary - Alliant Energy’s interest expense increased $9 million due to the following reasons (amounts represent variances between 2008 and 2007 in millions):

	Alliant
	Energy	IPL	WPL
Interest expense variances from certain issuances of long-term debt:
WPL’s 6.375% debentures issued in August 2007	$12	$--	$12
WPL’s 7.6% debentures issued in October 2008	5	--	5
IPL’s 7.25% senior debentures issued in October 2008	4	4	--
Interest expense variances from certain reductions in long-term debt:
WPL’s 5.7% debentures retired in October 2008	(1)	--	(1)
Corporate Services 4.55% senior notes retired in October 2008	(1)	--	--
WPL’s 7% debentures retired in June 2007	(3)	--	(3)
IPL’s 6% collateral trust bonds retired in November 2007	(3)	(3)	--
IPL’s 6.875% collateral trust bonds retired in May 2007	(1)	(1)	--
Resources’ credit facility related to Alliant Energy Neenah retired in March 2007	(1)	--	--
Other (includes impact of lower average short-term debt outstanding)	(2)	(2)	--
	$9	$(2)	$13

Loss on Early Extinguishment of Debt - Refer to Note 8(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for information on $203 million of pre-tax losses incurred in 2009 related to the repurchase of Alliant Energy’s Exchangeable Senior Notes due 2030.

Equity Income from Unconsolidated Investments -
2009 vs. 2008 Summary - Equity income from unconsolidated investments increased $3 million in 2009, primarily due to $4 million of higher equity income from ATC largely due to the impacts of increased transmission rates billed by ATC.

2008 vs. 2007 Summary - Equity income from unconsolidated investments increased $4 million in 2008, primarily due to $5 million of higher equity income from ATC largely due to the impacts of increased transmission rates billed by ATC.

Refer to Note 9(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for a breakdown of Alliant Energy’s equity income from unconsolidated investments.

AFUDC -
2009 vs. 2008 Summary - AFUDC increased $15 million in 2009, primarily due to $14 million of higher AFUDC recognized in 2009 as compared to 2008 for IPL’s Whispering Willow - East wind project.  The increase was also due to AFUDC recognized in 2009 on capital projects related to restoration activities at IPL associated with the severe flooding in 2008 and WPL’s Bent Tree - Phase I wind project.  These items were partially offset by AFUDC recognized in 2008 related to the construction of WPL’s Cedar Ridge wind project.

2008 vs. 2007 Summary - AFUDC increased $17 million in 2008, primarily due to AFUDC recognized in 2008 related to the construction of WPL’s Cedar Ridge wind project and IPL’s Whispering Willow - East wind project.

Interest Income and Other -
2009 vs. 2008 Summary - Interest income and other decreased $14 million in 2009, primarily due to $15 million of lower interest income caused by lower average balances of cash and cash equivalents and lower interest rates on money market fund investments in 2009 compared to 2008.

2008 vs. 2007 Summary - Interest income and other increased $3 million in 2008, primarily due to $7 million of increased interest income caused by higher average balances of cash and cash equivalents in 2008 as compared to 2007 as a result of proceeds received from the sale of IPL’s electric transmission assets in December 2007.  This item was partially offset by a $4 million pre-tax gain realized from the sale of an investment in 2007.

Refer to Notes 1(d) and 1(l) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information regarding Alliant Energy’s cash and cash equivalents and interest income and other, respectively.

Income Taxes - The effective income tax rates for Alliant Energy’s continuing operations were (7.7%), 31.9% and 36.6% for 2009, 2008 and 2007, respectively.

2009 vs. 2008 Summary - The decrease in the effective income tax rate was primarily due to $40 million of income tax benefits recognized in 2009 related to the net impacts of SB 62 enacted in February 2009 and a decision by management to allow WPL to do business in Iowa in order to take advantage of efficiencies that will likely be available as a result of IPL and WPL sharing resources and facilities and $4 million of production tax credits in 2009 from the Cedar Ridge wind project that began commercial operation in late 2008.  These items were partially offset by $12 million of income tax benefits recorded in 2008 as a result of finalizing the audit of Alliant Energy’s U.S. federal income tax returns for calendar years 2002 through 2004 and recording known adjustments for the tax returns for calendar years 2005 through 2007.

2008 vs. 2007 Summary - The decrease in the effective income tax rate was primarily due to the impact of income tax expense related to the gain on sale of IPL’s electric transmission assets in 2007, $12 million of income tax benefits recorded in 2008 related to the impact of reaching a settlement with the Internal Revenue Service (IRS) in 2008 regarding the audit of Alliant Energy’s U.S. federal income tax returns for calendar years 2002 through 2004 and recording known adjustments for the tax returns for calendar years 2005 through 2007, and other changes in the impacts of property related differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles.  These items were partially offset by a $6 million reversal of deferred tax asset valuation allowances in 2007 related to changes in Alliant Energy’s anticipated ability to utilize capital losses prior to their expiration, $4 million of income tax benefits recorded in 2007 as a result of reaching a settlement with the IRS in 2007 regarding the audits of Alliant Energy’s U.S. federal income tax returns for calendar years 1999 through 2001 and recording known adjustments for the tax returns for calendar years 2002 through 2006, deferred tax rate changes as a result of estimated higher state income tax rates from apportionment changes anticipated in the future, a reserve recorded at WPL in 2008 for a tax-related regulatory asset and lower manufacturing production deductions in 2008.

Refer to Note 5 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information regarding its effective income tax rates.  Refer to “Other Matters - Other Future Considerations” for discussion of production tax credits for wind projects, which may impact future effective income tax rates.

Income from Discontinued Operations, Net of Tax - Refer to Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

IPL’S RESULTS OF OPERATIONS

Overview - Earnings available for common stock increased $11 million in 2009 and decreased $149 million in 2008.  The 2009 increase was primarily due to a lower effective income tax rate, the impact of the severe flooding on electric margins and operating expenses in 2008 and the impact of the interim rate increase implemented in March 2009.  These items were partially offset by lower electric sales resulting from cool summer weather and economic conditions in 2009 and higher operating expenses.  The 2008 decrease was primarily due to an after-tax gain of $123 million from the sale of IPL’s electric transmission assets in 2007 and lower electric margins and higher operating expenses caused by the severe flooding in 2008.

Electric Margins - Electric margins are defined as electric operating revenues less electric production fuel, energy purchases and purchased electric capacity expenses.  Management believes that electric margins provide a more meaningful basis for evaluating utility operations than electric operating revenues since electric production fuel, energy purchases and purchased electric capacity expenses are generally passed through to customers, and therefore, result in changes to electric operating revenues that are comparable to changes in electric production fuel, energy purchases and purchased electric capacity expenses.  Electric margins and MWh sales for IPL were as follows:

	Revenues and Costs (dollars in millions)					MWhs Sold (MWhs in thousands)
	2009	2008	(a)	2007	(b)	2009	2008	(a)	2007	(b)
Residential	$478.9	$455.2	5%	$451.2	1%	4,113	4,218	(2%)	4,204	--
Commercial	336.8	319.4	5%	316.2	1%	3,851	3,911	(2%)	3,912	--
Industrial	412.5	407.0	1%	402.0	1%	6,829	7,742	(12%)	7,750	--
Retail subtotal	1,228.2	1,181.6	4%	1,169.4	1%	14,793	15,871	(7%)	15,866	--
Sales for resale:
Wholesale	23.5	23.4	--	21.3	10%	403	449	(10%)	406	11%
Bulk power and other	37.3	21.1	77%	42.2	(50%)	901	682	32%	1,581	(57%)
Other (includes wheeling)	26.6	32.2	(17%)	37.2	(13%)	84	90	(7%)	93	(3%)
Total revenues/sales	1,315.6	1,258.3	5%	1,270.1	(1%)	16,181	17,092	(5%)	17,946	(5%)
Electric production fuel expense	227.9	249.4	(9%)	308.9	(19%)
Energy purchases expense	212.2	159.5	33%	96.4	65%
Purchased electric capacity expense	136.5	140.6	(3%)	132.3	6%
Margins	$739.0	$708.8	4%	$732.5	(3%)
(a) Reflects the % change from 2008 to 2009.  (b) Reflects the % change from 2007 to 2008.

2009 vs. 2008 Summary - Electric margins increased $30 million, or 4%, in 2009, primarily due to the impact of IPL’s 2009 interim retail rate increase effective in March 2009, which increased IPL’s electric revenues by $62 million in 2009, an estimated $10 million reduction in electric margins in 2008 from the loss of retail sales during electric service outages caused by the severe flooding in IPL’s service territory in 2008, $6 million of incremental purchased electric capacity expenses in 2008 resulting from the severe flooding, $5 million of higher energy conservation revenues and a $4 million regulatory-related credit recorded by IPL in 2009 related to IUB approval to recover electric capacity expenses incurred in 2008 related to the severe flooding.  These items were partially offset by an estimated $21 million reduction in electric margins from changes in the net impacts of weather conditions and IPL’s weather hedging activities, a decrease in weather-normalized sales volumes, a $9 million reduction in electric margins from the impact of IPL’s annual adjustments to unbilled revenue estimates and $6 million of higher purchased electric capacity expenses related to the DAEC PPA.  The decrease in weather-normalized retail sales volumes was largely due to a 12% decrease in industrial sales caused by reduced sales to two of IPL’s larger industrial customers who transitioned to their own cogeneration facilities in 2009 and plant closures and shift reductions as a result of economic conditions in 2009.

2008 vs. 2007 Summary - Electric margins decreased $24 million, or 3%, in 2008, primarily due to $12 million of lower wheeling revenues resulting from the sale of electric transmission assets in December 2007, an estimated $10 million reduction in electric margins during 2008 due to the loss of retail sales during electric service outages caused by the severe flooding in IPL’s service territory in 2008, an estimated $8 million reduction in electric margins from changes in the net impacts of weather conditions and IPL’s weather hedging activities and $6 million of incremental purchased electric capacity expenses in 2008 resulting from the severe flooding.  These items were partially offset by a $5 million impact from changes in IPL’s annual adjustments to unbilled revenue estimates, the loss of retail sales during electric service outages caused by the winter storms in 2007 and an increase in weather-normalized sales partially due to the impacts of increased industrial sales to ethanol production facilities in IPL’s service territory.

Impacts of Weather Conditions (excluding the impacts of severe flooding and winter storms in IPL’s service territory) - Estimated increases (decreases) to IPL’s electric margins from the net impacts of weather and IPL’s weather hedging activities were as follows (in millions):

	2009	2008	2007
Weather impacts on demand compared to normal weather	$(25)	$(10)	$4
Gains (losses) from weather derivatives (a)	(2)	4	(2)
Net weather impact	$(27)	$(6)	$2
(a) Recorded in “Other” revenues in the above table.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of IPL’s CDD data and discussion of the impacts on IPL’s electric margins of weather conditions, recoveries of electric production fuel and energy purchases expenses, details of IPL’s purchased electric capacity expenses, IPL’s annual adjustments to unbilled revenue estimates, impacts of severe weather on IPL’s retail electric sales in 2008, IPL’s sale of its Illinois electric distribution properties in February 2007 and wholesale energy market transactions.  Refer to “Other Matters - Other Future Considerations” for discussion of electric sales projections expected to be influenced by economic conditions, new cogeneration facilities constructed by two of IPL’s industrial customers and ethanol production facilities in IPL’s service territory.

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

	Revenues and Costs (dollars in millions)					Dths Sold (Dths in thousands)
	2009	2008	(a)	2007	(b)	2009	2008	(a)	2007	(b)
Residential	$168.6	$219.3	(23%)	$203.4	8%	16,072	18,110	(11%)	16,541	9%
Commercial	100.8	137.3	(27%)	115.0	19%	11,451	13,099	(13%)	11,080	18%
Industrial	25.0	40.4	(38%)	31.2	29%	3,787	4,539	(17%)	3,811	19%
Retail subtotal	294.4	397.0	(26%)	349.6	14%	31,310	35,748	(12%)	31,432	14%
Interdepartmental	2.9	2.2	32%	2.6	(15%)	474	217	118%	327	(34%)
Transportation/other	11.5	11.2	3%	12.3	(9%)	29,924	34,776	(14%)	34,433	1%
Total revenues/sales	308.8	410.4	(25%)	364.5	13%	61,708	70,741	(13%)	66,192	7%
Cost of gas sold	209.8	306.0	(31%)	266.1	15%
Margins	$99.0	$104.4	(5%)	$98.4	6%
(a) Reflects the % change from 2008 to 2009.  (b) Reflects the % change from 2007 to 2008.

2009 vs. 2008 Summary - Gas margins decreased $5 million, or 5%, in 2009, primarily due to an estimated $5 million reduction in gas margins from the changes in the net impacts of weather conditions and IPL’s weather hedging activities.

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

Impacts of Weather Conditions - Estimated increases (decreases) to IPL’s gas margins from the net impacts of weather and IPL’s weather hedging activities were as follows (in millions):

	2009	2008	2007
Weather impacts on demand compared to normal weather	$2	$8	$1
Losses from weather derivatives (a)	(2)	(3)	(2)
Net weather impact	$--	$5	$(1)
(a) Recorded in “Transportation/other” revenues in the above table.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of IPL’s HDD data and discussion of the impacts on IPL’s gas margins of recoveries of natural gas costs.

Refer to “Rate Matters” for discussion of IPL’s electric rate filings including anticipated rate filings in 2010.

Steam and Other Revenues - Changes in steam and other revenues were largely offset by related changes in other operation and maintenance expenses.

2009 vs. 2008 Summary - Steam and other revenues decreased $6 million in 2009, primarily due to $5 million of lower steam revenues.  IPL’s steam revenues were higher than normal during the second half of 2008 due to higher rates charged to steam customers for operating the temporary steam generating systems used to resume steam service after its Prairie Creek and Sixth Street Generating Stations were shut down due to severe flooding in  2008.  In the second quarter of 2009, IPL announced its decision to discontinue providing steam service within the next 12 months to the portion of its steam customers located in downtown Cedar Rapids, Iowa.

2008 vs. 2007 Summary - Steam and other revenues increased $28 million in 2008, primarily due to higher steam revenues and $7 million of higher coal sales in 2008.  IPL’s steam revenues increased $20 million in 2008, largely due to the recovery of incremental leasing and fuel costs incurred to resume steam production and service in Cedar Rapids, Iowa after its Prairie Creek and Sixth Street Generating Stations were shut down due to the severe flooding that occurred in 2008.

Electric Transmission Service Expenses -
2009 vs. 2008 Summary - Electric transmission service expense increased $42 million in 2009, primarily due to $45 million of higher expenses billed from ITC resulting from increased rates effective in January 2009.

2008 vs. 2007 Summary - Electric transmission service expense increased $77 million in 2008, primarily due to $77 million of charges incurred in 2008 for transmission services provided by ITC following the sale of IPL’s electric transmission assets to ITC in December 2007.  The electric transmission-related charges from ITC were partially offset by electric transmission-related operating expenses incurred in 2007 including operation and maintenance expenses, depreciation and amortization expenses and taxes other than income taxes, as well as the positive impacts on earnings from the application of the sale proceeds.

Refer to “Other Matters - Other Future Considerations” for discussion of material increases in electric transmission service expenses anticipated in 2010 resulting from increased transmission rates by ITC.

Other Operation and Maintenance Expenses -
2009 vs. 2008 Summary - Other operation and maintenance expenses decreased $23 million in 2009, primarily due to $29 million of incremental expenses incurred in 2008 related to severe flooding, $10 million of lower electric generation maintenance expenses caused by planned maintenance outages in 2008, $9 million of lower steam fuel, operation and maintenance expenses, $4 million of regulatory-related credits recorded in 2009 related to 2008 flood costs, $3 million of lower incentive-related compensation expenses and lower expenses resulting from cost saving initiatives implemented in 2009.  These items were partially offset by $18 million of higher pension and other postretirement benefits costs, $7 million of incremental expenses incurred in 2009 related to the severe flooding that occurred in 2008, $5 million of higher energy conservation expenses, $4 million of restructuring charges incurred in 2009 related to the elimination of certain corporate and operations positions, a $4 million asset impairment charge recorded in 2009 for the steam assets used to serve steam customers in downtown Cedar Rapids, Iowa, a $4 million charge in 2009 related to a settlement with joint partners of the Sutherland #4 project and a $2 million loss contingency reserve recorded in 2009 related to the Alliant Energy Cash Balance Pension Plan lawsuit.

2008 vs. 2007 Summary - Other operation and maintenance expenses increased $29 million in 2008, primarily due to $29 million of incremental expenses related to the severe flooding in 2008 including operating expenditures required to restore operations and impairments of assets impacted by the flooding that were not reimbursed under IPL’s property insurance policy and $21 million of higher fuel costs for steam production due to incremental fuel costs incurred to resume steam production and service in Cedar Rapids, Iowa after its Prairie Creek and Sixth Street Generating Stations were shut down.  The increase was also due to $8 million of higher electric generation planned outage costs, $4 million of higher expenses related to coal sales, $3 million of higher employee health care costs and $3 million of higher bad debt expenses due to economic conditions.  These items were partially offset by $10 million of electric transmission operating and maintenance expenses incurred in 2007 prior to the sale of IPL’s electric transmission assets, $10 million of lower incentive-related compensation expenses, $9 million of lower pension and other postretirement benefits expenses, $9 million of incremental expenses associated with winter storms in 2007 and $5 million of lower sales of accounts receivable expenses.

Refer to “Other Matters - Other Future Considerations” for discussion of anticipated material decreases in pension and other postretirement benefits expenses in 2010 resulting from increases in retirement plans’ assets during 2009 and anticipated increases in maintenance expenses in 2010 for IPL’s Whispering Willow - East wind project.

Depreciation and Amortization Expenses -
2009 vs. 2008 Summary - Depreciation and amortization expenses increased $22 million in 2009, primarily due to additional depreciation expense from the impact of property additions and higher depreciation rates.  The increased property additions were primarily related to restoration activities associated with the severe flooding in 2008 and the IPL’s Whispering Willow - East wind project that began commercial operation in late 2009.

2008 vs. 2007 Summary - Depreciation and amortization expenses decreased $12 million in 2008, primarily due to $16 million of depreciation expense in 2007 related to IPL’s electric transmission assets that were sold in December 2007 and lower amortization expenses from ERP software that became fully amortized in 2007.  These items were partially offset by additional depreciation expense from the impact of property additions.

Taxes Other than Income Taxes -
2009 vs. 2008 Summary - Taxes other than income taxes decreased $4 million in 2009, primarily due to lower property tax expense.

2008 vs. 2007 Summary - Taxes other than income taxes decreased $7 million in 2008, primarily due to $6 million of property tax expense in 2007 related to IPL’s electric transmission assets that were sold in December 2007.

Refer to “Rate Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on IPL’s utility rate activities.

Gain on Sale of IPL’s Electric Transmission Assets - The sale of IPL’s electric transmission assets in December 2007 resulted in a pre-tax gain of $219 million in 2007.  The gain reflected the net proceeds from the sale less the net assets sold and a regulatory liability established pursuant to an IUB order.  Refer to Note 22 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional details of the sale of IPL’s electric transmission assets.

Interest Expense -
2009 vs. 2008 Summary - Interest expense increased $15 million in 2009, primarily due to interest expense from IPL’s issuances of 7.25% senior debentures in October 2008 and 6.25% senior debentures in July 2009.  These items were partially offset by the impact of IPL’s 6.625% senior debentures retired in August 2009 and the impact of lower interest rates on commercial paper borrowings in 2009 compared to 2008.

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

Refer to Note 8(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of IPL’s long-term debt issuances and retirements.

AFUDC -
2009 vs. 2008 Summary - AFUDC increased $19 million in 2009, primarily due to $14 million of higher AFUDC recognized in 2009 for IPL’s Whispering Willow - East wind project.  The increase was also due to AFUDC recognized in 2009 on capital projects related to restoration activities associated with the severe flooding in 2008.

2008 vs. 2007 Summary - AFUDC increased $10 million in 2008, primarily due to AFUDC recognized in 2008 related to the construction of the Whispering Willow - East wind project.

Income Taxes - The effective income tax rates were 15.0%, 27.1% and 39.2% in 2009, 2008 and 2007, respectively.

2009 vs. 2008 Summary - The decrease in the effective income tax rate was primarily due to $33 million of income tax benefits recognized in 2009 related to the net impacts of SB 62 enacted in February 2009 and a decision by management to allow WPL to do business in Iowa in order to take advantage of efficiencies that will likely be available as a result of IPL and WPL sharing resources and facilities.  These items were partially offset by $13 million of income tax benefits recorded in 2008 as a result of finalizing the audit of Alliant Energy’s U.S. federal income tax returns for calendar years 2002 through 2004 and recording known adjustments for the tax returns for calendar years 2005 through 2007, and the impacts of property related differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles.

2008 vs. 2007 Summary - The decrease in IPL’s effective tax rate was primarily due to the impact of income tax expense related to the gain on sale of IPL’s electric transmission assets in 2007, $13 million of income tax benefits recorded in 2008 related to the impact of reaching a settlement with the IRS in 2008 regarding the audit of Alliant Energy’s U.S. federal income tax returns for calendar years 2002 through 2004 and recording known adjustments for the tax returns for calendar years 2005 through 2007, and other changes in the impacts of property related differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles.  These items were partially offset by $3 million of income tax benefits recorded in 2007 related to the impact of reaching a settlement with the IRS in 2007 regarding the audit of Alliant Energy’s U.S. federal income tax returns for calendar years 1999 through 2001 and recording known adjustments for tax returns for the calendar years 2002 through 2006, reserves recorded in 2008 related to uncertain tax positions and related interest, deferred tax rate changes as a result of estimated higher state income tax rates from apportionment changes anticipated in the future and lower manufacturing production deductions in 2008.

Refer to Note 5 of IPL’s “Notes to Consolidated Financial Statements” for additional information regarding changes in its effective income tax rates.  Refer to “Other Matters - Other Future Considerations” for discussion of production tax credits for a wind project, which may impact future effective income tax rates.

WPL’S RESULTS OF OPERATIONS

Overview - WPL’s earnings available for common stock decreased $29 million in 2009 and increased $5 million in 2008.  The 2009 decrease was primarily due to lower electric sales resulting from cool summer weather and adverse economic conditions in 2009, higher depreciation expense from its Cedar Ridge wind project and the acquisition of the Neenah Energy Facility, and higher interest expense from the issuances of new debentures.  The 2008 increase was primarily due to lower purchased electric capacity expenses and higher AFUDC related to the construction of WPL’s Cedar Ridge wind project.  These items were partially offset by higher interest expense resulting from the issuance of new debentures and gains in 2007 from WPL’s performance-based gas commodity cost recovery program.

Electric Margins - Electric margins are defined as electric operating revenues less electric production fuel, energy purchases and purchased electric capacity expenses.  Management believes that electric margins provide a more meaningful basis for evaluating utility operations than electric operating revenues since electric production fuel, energy purchases and purchased electric capacity expenses are generally passed through to customers, and therefore result in changes to electric operating revenues that are comparable to changes in electric production fuel, energy purchases and purchased electric capacity expenses.  Electric margins and MWh sales for WPL were as follows:

	Revenues and Costs (dollars in millions)					MWhs Sold (MWhs in thousands)
	2009	2008	(a)	2007	(b)	2009	2008	(a)	2007	(b)
Residential	$389.7	$389.5	--	$396.3	(2%)	3,419	3,446	(1%)	3,549	(3%)
Commercial	220.0	218.1	1%	219.0	--	2,257	2,270	(1%)	2,310	(2%)
Industrial	298.2	327.7	(9%)	329.9	(1%)	4,119	4,748	(13%)	4,942	(4%)
Retail subtotal	907.9	935.3	(3%)	945.2	(1%)	9,795	10,464	(6%)	10,801	(3%)
Sales for resale:
Wholesale	166.6	178.5	(7%)	158.5	13%	2,848	3,364	(15%)	3,141	7%
Bulk power and other	61.0	10.0	510%	14.5	(31%)	1,682	301	459%	969	(69%)
Other	24.8	29.2	(15%)	22.5	30%	71	74	(4%)	74	--
Total revenues/sales	1,160.3	1,153.0	1%	1,140.7	1%	14,396	14,203	1%	14,985	(5%)
Electric production fuel expense	160.6	174.6	(8%)	170.0	3%
Energy purchases expense	290.7	259.6	12%	247.5	5%
Purchased electric capacity expense	144.6	145.1	--	166.6	(13%)
Margins	$564.4	$573.7	(2%)	$556.6	3%
(a) Reflects the % change from 2008 to 2009.  (b) Reflects the % change from 2007 to 2008.

2009 vs. 2008 Summary - Electric margins decreased $9 million, or 2%, in 2009, primarily due to an estimated $12 million reduction in electric margins from changes in the net impacts of weather conditions and WPL’s weather hedging activities, $12 million of higher purchased electric capacity expenses related to the Kewaunee PPA and a decrease in weather-normalized sales volumes.  The decrease in weather-normalized retail sales volumes was largely due to a 13% decrease in industrial sales caused by plant closures and shift reductions as a result of economic conditions in 2009.  These items were partially offset by $9 million of lower purchased electric capacity expenses related to the RockGen PPA, which terminated in May 2009, a $5 million increase in electric margins from the impact of WPL’s annual adjustments to unbilled revenue estimates and a $3 million increase in electric margins from the impact of changes in the recovery of electric production fuel and energy purchases expense.

2008 vs. 2007 Summary - Electric margins increased $17 million, or 3%, in 2008, primarily due to $16 million of purchased electric capacity expenses in 2007 related to a contract that ended in December 2007, $8 million of lower purchased electric capacity expenses in 2008 from the Kewaunee PPA and a $4 million impact from changes in WPL’s annual adjustments to unbilled revenue estimates.  These items were partially offset by an $11 million reduction in electric margins from the impact of changes in electric production fuel and energy purchases cost recoveries and lower industrial sales volumes due to the negative impact the slowing economy in 2008 had on WPL’s large industrial customer demand during such period.

Impacts of Weather Conditions - Estimated increases (decreases) to WPL’s electric margins from the net impacts of weather and WPL’s weather hedging activities were as follows (in millions):

	2009	2008	2007
Weather impacts on demand compared to normal weather	$(11)	$(1)	$5
Gains (losses) from weather derivatives (a)	(1)	1	(3)
Net weather impact	$(12)	$--	$2
(a) Recorded in “Other” revenues in the above table.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of WPL’s CDD data and discussion of the impacts on WPL’s electric margins of weather conditions, recoveries of WPL’s electric production fuel and energy purchases costs, details of WPL’s purchased electric capacity expenses, WPL’s annual adjustments to unbilled revenue estimates, WPL’s sale of its Illinois electric distribution properties in February 2007 and wholesale energy market transactions.  Refer to “Other Matters - Other Future Considerations” for discussion of electric sales projections influenced by economic conditions.

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

	Revenues and Costs (dollars in millions)					Dths Sold (Dths in thousands)
	2009	2008	(a)	2007	(b)	2009	2008	(a)	2007	(b)
Residential	$122.2	$165.7	(26%)	$145.2	14%	11,639	12,520	(7%)	11,596	8%
Commercial	73.9	103.2	(28%)	84.0	23%	9,274	9,362	(1%)	8,337	12%
Industrial	5.7	10.7	(47%)	8.2	30%	771	1,019	(24%)	883	15%
Retail subtotal	201.8	279.6	(28%)	237.4	18%	21,684	22,901	(5%)	20,816	10%
Interdepartmental	2.0	5.6	(64%)	14.8	(62%)	464	1,156	(60%)	2,264	(49%)
Transportation/other	12.7	14.8	(14%)	13.5	10%	23,656	24,477	(3%)	24,478	--
Total revenues/sales	216.5	300.0	(28%)	265.7	13%	45,804	48,534	(6%)	47,558	2%
Cost of gas sold	138.1	213.6	(35%)	175.0	22%
Margins	$78.4	$86.4	(9%)	$90.7	(5%)
(a) Reflects the % change from 2008 to 2009.  (b) Reflects the % change from 2007 to 2008.

2009 vs. 2008 Summary - Gas margins decreased $8 million, or 9%, in 2009, primarily due to the impact of the 2009 retail gas rate decrease effective in January 2009, which reduced gas revenues in 2009 by $4 million and an estimated $2 million reduction in gas margins from changes in the net impacts of weather conditions and WPL’s weather hedging activities.

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

Impacts of Weather Conditions - Estimated increases (decreases) to WPL’s gas margins from the net impacts of weather and WPL’s weather hedging activities were as follows (in millions):

	2009	2008	2007
Weather impacts on demand compared to normal weather	$1	$4	$(1)
Losses from weather derivatives (a)	(1)	(2)	(2)
Net weather impact	$--	$2	$(3)
(a) Recorded in “Transportation/other” revenues in the above table.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for WPL’s HDD data and discussion of the impacts on WPL’s gas margins of recoveries of natural gas costs and WPL’s performance-based gas commodity recovery program.

Refer to “Rate Matters” for discussion of WPL’s electric and gas rate filings including an anticipated rate filing in 2010.

Electric Transmission Service Expenses -
2008 vs. 2007 Summary - Electric transmission service expenses increased $12 million in 2008, largely due to increased transmission rates billed to WPL by ATC.

Other Operation and Maintenance Expenses -
2009 vs. 2008 Summary - Other operation and maintenance expenses increased $2 million in 2009, primarily due to $11 million of regulatory-related charges in 2009 related to the Nelson Dewey #3 project, $7 million of restructuring charges incurred in 2009 related to the elimination of certain corporate and operations positions and a $2 million loss contingency reserve recorded in 2009 related to the Alliant Energy Cash Balance Pension Plan lawsuit.  These items were substantially offset by $4 million of regulatory-related charges in 2008 related to the Nelson Dewey #3 project, $3 million of lower incentive-related compensation expenses and the impact of cost saving initiatives implemented by WPL in 2009.  Pension and other postretirement benefit costs, net of the portion allocated to capital projects, increased $15 million primarily due to the amortization of actuarial losses and lower expected return on plan assets caused by significant decreases in plan assets in 2008.  These higher net pension costs were offset by a deferral of retail pension and benefits costs recorded in accordance with the stipulation agreement approved by the PSCW related to WPL’s 2009 retail rate case.

2008 vs. 2007 Summary - Other operation and maintenance expenses decreased $4 million in 2008, primarily due to $7 million of lower pension and other postretirement benefits expenses, $7 million of lower incentive-related compensation expenses and a $4 million regulatory-related charge in 2007.  These items were partially offset by $5 million of higher employee health care costs, a $4 million regulatory-related charge in 2008, $3 million of lower regulatory liability amortizations and $1 million of higher bad debt expenses primarily due to economic conditions.

Refer to “Other Matters - Other Future Considerations” for discussion of anticipated material decreases in pension and other postretirement benefits expenses in 2010 resulting from increases in retirement plans’ assets during 2009.

Depreciation and Amortization Expenses -
2009 vs. 2008 Summary - Depreciation and amortization expenses increased $14 million in 2009, primarily due to the impact of property additions related to WPL’s Cedar Ridge wind project that began commercial operation in late 2008, AMI placed into service in 2009 and the June 2009 acquisition of the Neenah Energy Facility.

2008 vs. 2007 Summary - Depreciation and amortization expenses decreased $8 million in 2008, primarily due to a $9 million decrease from the implementation of lower depreciation rates in 2008 as a result of a new depreciation study and lower amortization expenses from ERP software that became fully amortized in 2007.  These items were partially offset by additional depreciation expense from the impact of utility property additions including WPL’s Cedar Ridge wind project that began commercial operation in late 2008.

Refer to “Rate Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on WPL’s utility rate activities.

Interest Expense -
2009 vs. 2008 Summary - Interest expense increased $13 million in 2009, primarily due to interest expense from WPL’s issuances of 7.6% debentures in October 2008 and 5% debentures in July 2009.  These items were partially offset by the impact of WPL’s 5.7% debentures retired in October 2008 and lower commercial paper outstanding balances and interest rates in 2009 compared to 2008.

2008 vs. 2007 Summary - Interest expense increased $13 million in 2008, primarily due to higher interest expense from WPL’s 6.375% debentures issued in August 2007 and 7.6% debentures issued in October 2008.  These items were partially offset by lower interest expense as a result of WPL’s 7% debentures retired in June 2007 and 5.7% debentures retired in October 2008.

Refer to Note 8(b) of Alliant Energy’s “Notes to Consolidating Financial Statements” for details of WPL’s long-term debt issuances and retirements.

Equity Income from Unconsolidated Investments -
2009 vs. 2008 Summary - Equity income from unconsolidated investments increased $3 million in 2009, primarily due to $4 million of higher equity income from ATC.

2008 vs. 2007 Summary - Equity income from unconsolidated investments increased $6 million in 2008, primarily due to $5 million of higher equity income from ATC.

AFUDC -
2009 vs. 2008 Summary - AFUDC decreased $4 million in 2009, primarily due to AFUDC recognized in 2008 related to the construction of WPL’s Cedar Ridge wind project, partially offset by AFUDC recognized in 2009 related to the construction of WPL’s Bent Tree - Phase I wind project.

2008 vs. 2007 Summary - AFUDC increased $7 million in 2008, primarily due to AFUDC recognized in 2008 related to the construction of WPL’s Cedar Ridge wind project.

Income Taxes - The effective income tax rates were 33.9%, 36.6% and 34.3% in 2009, 2008 and 2007, respectively.

2009 vs. 2008 Summary - The decrease in the effective income tax rate for 2009 was primarily due to $4 million of production tax credits in 2009 from the Cedar Ridge wind project that began commercial operation in December 2008 and $2 million of income tax benefits recognized in 2009 related to the net impacts of the SB 62 enacted in February 2009 and a decision by management to allow WPL to do business in Iowa thus requiring WPL to file as part of the Iowa consolidated tax return.

2008 vs. 2007 Summary - The increase in the effective tax rate for 2008 was primarily due to a reserve recorded in 2008 for a tax-related regulatory asset and deferred tax rate changes as a result of estimated higher state income tax rates from apportionment changes anticipated in the future.

Refer to Note 5 of WPL’s “Notes to Consolidated Financial Statements” for additional information regarding changes in its effective income tax rates.  Refer to “Other Matters - Other Future Considerations” for discussion of production tax credits for wind projects, which may impact future effective income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Overview - Alliant Energy, IPL and WPL believe they have, and expect to maintain, an adequate liquidity position to operate their businesses as a result of available capacity under their revolving credit facilities, operating cash flows generated by their utility business, and available cash and cash equivalents.  Based on their liquidity positions and capital structures, Alliant Energy, IPL and WPL believe they will be able to secure the additional capital required to implement their strategic plans and to meet their long-term contractual obligations.  Access by Alliant Energy, IPL and WPL to capital markets to fund their future capital requirements is largely dependent on their respective credit quality and on developments in those capital markets.

Liquidity Position - At Dec. 31, 2009, Alliant Energy and its subsidiaries had $175 million of cash and cash equivalents and $433 million ($97 million at IPL, $240 million at WPL and $96 million at the parent company) of available capacity under their revolving credit facilities.  Refer to “Cash Flows - Financing Activities - Short-term Debt” for further discussion of the credit facilities.  Refer to Note 1(d) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information on Alliant Energy’s cash and cash equivalents.

Capital Structure - Alliant Energy, IPL and WPL plan to maintain consolidated debt-to-total capitalization ratios that are consistent with investment-grade credit ratings in order to facilitate ongoing and reliable access to capital markets on reasonable terms and conditions.  Alliant Energy’s, IPL’s and WPL’s capital structures at Dec. 31, 2009 were as follows (dollars in millions):

	Alliant Energy
	(Consolidated)		IPL		WPL
Common equity	$2,772.6	48.5%	$1,330.0	46.5%	$1,254.7	53.5%
Preferred stock	243.8	4.3%	183.8	6.4%	60.0	2.5%
Noncontrolling interest	2.1	--%	--	--%	--	--%
Long-term debt (incl. current maturities)	2,506.0	43.9%	1,158.7	40.5%	1,031.6	44.0%
Short-term debt	190.0	3.3%	190.0	6.6%	--	--%
	$5,714.5	100.0%	$2,862.5	100.0%	$2,346.3	100.0%

In addition to capital structures, other important financial considerations used to determine the characteristics of future financings include financial coverage ratios, flexibility regarding the utility generation plans, state regulations and the levels of debt imputed by rating agencies.  The most significant debt imputations include a portion of the DAEC, Kewaunee and Riverside PPAs and postretirement benefits obligations.  The PSCW explicitly factors certain imputed debt adjustments in establishing a regulatory capital structure as part of WPL’s retail rate cases, particularly those related to operating leases and PPAs.  The IUB does not make any explicit adjustments for imputed debt in establishing capital ratios used in determining rates, although such adjustments are considered by IPL in recommending an equity ratio.

Alliant Energy, IPL and WPL intend to manage their respective capital structures in such a way that they do not compromise their ability to raise the necessary funding required to enable them to continue to provide utility services reliably and at reasonable costs, while maintaining financial capital structure targets consistent with those approved by regulators.  Key considerations include maintaining access to the financial markets on the terms, in the amounts and within the timeframes required to fund Alliant Energy’s strategic plan, retaining a prudent level of financial flexibility and maintaining IPL’s and WPL’s investment-grade credit ratings.  The capital structure is only one of a number of components that needs to be actively managed in order to achieve these objectives.  Both IPL and WPL currently expect to maintain a capital structure in which total debt would not exceed 40% to 45%, and preferred stock would not exceed 5% to 10%, of total capital.  These targets may be adjusted depending on subsequent developments and on their potential impact on IPL’s and WPL’s investment-grade credit ratings.

Credit and Capital Market Developments - Financial markets were subjected to considerable strain over the past two years, resulting in adverse impacts on the availability and terms of credit for businesses.  A number of initiatives have been taken by the U.S. Treasury Department and the Federal Reserve System intended to contain the contraction of credit in the economy and of liquidity in the various capital markets.  These initiatives have resulted in a degree of stabilization, which has varied across different sectors of the capital markets.  Financial market conditions continue to remain highly sensitive to the evolving economic outlook.  Liquidity in the various markets has fluctuated unpredictably, as investment flows continue to alternate between the safety of shorter-dated U.S. Treasury obligations and the higher yields associated with investments in corporate and/or longer-dated instruments.  Concerns regarding the U.S. dollar’s reserve currency role, and the willingness of overseas investors to continue to buy and hold U.S. Treasury obligations, have also impacted the capital markets.  The uncertain profile and impact of prospective financial market re-regulation contributes to the unsettled tone of the various market sectors.

Alliant Energy, IPL and WPL are aware of the potential implications these credit and capital market developments might have on their ability to raise the external funding required for their respective operations and capital expenditure plans.  Alliant Energy, IPL and WPL had already taken measures over the past several years to improve their financial strengths including: reducing financial leverage; retiring debt; securing multi-year committed revolving credit facilities to provide backstop liquidity to their commercial paper programs and a committed source of alternative liquidity in the event the commercial paper market becomes disrupted; arranging an accounts receivable sales program for up to $150 million at IPL as an alternative source of working capital financing; retaining sufficient cash and cash equivalents to fund a portion of Alliant Energy’s, IPL’s and WPL’s current operating and capital requirements in the event of credit market disruptions; extending IPL’s and WPL’s respective long-term debt maturity profiles and avoiding undue concentrations of maturities over the next few years; and converting certain of IPL’s and WPL’s pollution control revenue bonds from variable interest rates to fixed interest rates.  As discussed below, IPL and WPL retain flexibility in undertaking their capital expenditure programs, particularly with respect to capital expenditures to fund the investment programs within their strategic plans.

Primary Sources and Uses of Cash - Alliant Energy’s most significant source of cash is electric and gas sales to its utility customers.  Cash from these sales reimburses IPL and WPL for prudently incurred expenses to provide service to their utility customers and provides IPL and WPL a return on the rate base assets required to provide such services.  Utility operating cash flows are expected to cover the majority of IPL’s and WPL’s capital expenditures required to maintain their current infrastructure and dividends paid to Alliant Energy’s shareowners.  Capital requirements needed to retire debt and fund capital expenditures related to new generating facilities and environmental compliance programs, are expected to be financed primarily through external financings.  Ongoing monitoring of credit and capital market conditions allows management to evaluate the availability of funding and the terms and conditions attached to such financing.  In order to maintain debt-to-total capitalization ratios that are consistent with investment-grade ratings, Alliant Energy, IPL and WPL may periodically fund such capital requirements with additional debt and equity.

Cash Flows - Selected information from Alliant Energy’s, IPL’s and WPL’s Consolidated Statements of Cash Flows is as follows (in millions):

	Alliant Energy			IPL			WPL
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Cash and cash equivalents at Jan. 1	$346.9	$745.6	$266.0	$6.2	$39.4	$0.5	$4.5	$0.4	$1.6
Cash flows from (used for):
Operating activities	657.1	338.2	607.5	373.2	113.7	257.4	305.8	239.7	258.0
Investing activities	(1,148.9)	(866.1)	329.0	(712.7)	(469.1)	452.0	(493.4)	(376.0)	(207.0)
Financing activities	320.2	129.2	(456.9)	333.7	322.2	(670.5)	201.6	140.4	(52.2)
Net increase (decrease)	(171.6)	(398.7)	479.6	(5.8)	(33.2)	38.9	14.0	4.1	(1.2)
Cash and cash equivalents at Dec. 31	$175.3	$346.9	$745.6	$0.4	$6.2	$39.4	$18.5	$4.5	$0.4

Operating Activities -
2009 vs. 2008 - Alliant Energy’s cash flows from operating activities increased $319 million primarily due to $272 million of higher cash flows from changes in income tax payments and refunds, lower payments for prepaid gas and gas stored underground partially due to lower natural gas prices, $73 million of incremental operating expenditures in 2008 due to the severe flooding in IPL’s service territory, $50 million of higher cash flows from changes in the level of accounts receivable sold at IPL during 2009 and 2008, $32 million of higher cash flows from changes in the amount of collateral paid to and received from counterparties of derivative contracts during 2009 and 2008, $27 million of insurance proceeds received by IPL in 2009 for operating expenditures related to the severe flooding in 2008 and $16 million of refunds paid by WPL to retail electric customers in 2008 related to over-recovered fuel-related costs in 2007.  These items were partially offset by $131 million of pension plan contributions in 2009, $40 million of lower cash flows from operations at RMT largely due to payments received in 2008 for a large wind construction management project, $23 million of refunds paid by WPL to its retail customers in 2009 for over-collected fuel-related costs during 2008, $18 million of insurance proceeds received by IPL in 2008 for operating expenditures related to severe flooding and the impact of lower electric sales at IPL and WPL due to weather and economic conditions in 2009.

IPL’s cash flows from operating activities increased $260 million primarily due to $119 million of higher cash flows from changes in income tax payments and refunds, $73 million of incremental operating expenditures in 2008 due to the severe flooding in IPL’s service territory, lower payments for prepaid gas and gas stored underground partially due to lower natural gas prices, $50 million of higher cash flows from changes in the level of accounts receivable sold during 2009 and 2008 and $27 million of insurance proceeds received in 2009 for operating expenditures related to the severe flooding in 2008.  These items were partially offset by $59 million of pension plan contributions in 2009, $18 million of insurance proceeds received in 2008 for operating expenditures related to severe flooding and the impact of lower electric sales due to weather and economic conditions in 2009.

WPL’s cash flows from operating activities increased $66 million primarily due to $107 million of higher cash flows from changes in income tax payments and refunds, lower payments for gas stored underground partially due to lower natural gas prices, $28 million of higher cash flows from changes in the amount of collateral paid to and received from counterparties of derivative contracts during 2009 and 2008 and $16 million of refunds paid by WPL to retail electric customers in 2008 related to over-recovered fuel-related costs in 2007.  These items were partially offset by $47 million of pension plan contributions in 2009, $23 million of refunds paid by WPL to its retail customers in 2009 for over-collected fuel-related costs in 2008 and the impact of lower electric sales due to weather and economic conditions in 2009.

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

Income Tax Payments and Refunds - Income tax payments and refunds resulted in higher cash flows from operations for Alliant Energy, IPL and WPL in 2009 compared to 2008.  These changes in income tax payments and refunds were largely due to bonus tax depreciation deductions eligible to be taken by Alliant Energy, IPL and WPL for 2009 under the ARRA and the impact of a change in accounting method for repairs expenditures.  Refer to “Legislative Matters” for additional discussion of the 2009 bonus tax depreciation deductions under the ARRA and Note 5 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional discussion of the change in tax method for repairs expenditures.

IPL’s Accounts Receivable Sale Program - Changes in the levels of accounts receivable sold by IPL decreased Alliant Energy’s and IPL’s cash flows from operations by $25 million, $75 million and $25 million in 2009, 2008 and 2007, respectively.  The 2008 change was partially due to IPL using a portion of the proceeds from the issuance of its senior debentures in October 2008 to reduce the amount of accounts receivable sold.  As of Dec. 31, 2009, IPL does not have any receivables sales outstanding under this program.  However, IPL still plans to maintain the program as a potential source of additional liquidity.  Refer to Note 4(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information on IPL’s accounts receivable sale program, including new accounting guidance that may impact the accounting for future sales of accounts receivable.

Cash Collateral - Alliant Energy, IPL and WPL have entered into various commodity contracts that contain provisions requiring the parties to provide cash collateral if their liability position under the contract exceeds certain limitations.  Refer to Note 4(d) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information on the cash collateral outstanding as of Dec. 31, 2009 and 2008.  Refer to “Legislative Matters” for proposed legislation that may impact the amount of cash collateral required to be paid by Alliant Energy, IPL and WPL in the future.

Pension Plan Contributions - In 2006, the Pension Protection Act of 2006 was enacted.  This legislation included changes to minimum funding level requirements of pension plans beginning in 2008.  In 2008, the Worker, Retiree and Employer Recovery Act of 2008 was enacted.  This legislation provides pension plan funding relief to retirement plan sponsors impacted by material losses to their retirement plan assets in 2008.  Alliant Energy, IPL and WPL are currently in compliance with these two acts and expect to maintain compliance with these acts as a result of future expected pension plan contributions noted below.  Pension plan contributions for 2007 through 2009 along with estimates of pension plan contributions currently expected to be made in 2010 through 2012 are as follows (in millions):

	2007	2008	2009	2010 (b)	2011 (b)	2012 (b)
IPL (a)	$--	$--	$59	$--	$--	$10
WPL (a)	--	--	47	--	--	5
Other subsidiaries	8	2	25	8	5	5
Alliant Energy	$8	$2	$131	$8	$5	$20
(a) Pension plan contributions for IPL and WPL include contributions to their respective qualified pension plans as well as an allocated portion of the contributions to pension plans sponsored by Corporate Services.
(b) Pension plan contributions expected to be made in 2010 through 2012 are based on the funded status and assumed return on assets as of the Dec. 31, 2009 measurement date for each plan.  Refer to Note 6(a) of the “Notes to Consolidated Financial Statements” for discussion of the current funded levels of pension plans.

Investing Activities -
2009 vs. 2008 - Alliant Energy’s cash flows used for investing activities increased $283 million primarily due to $324 million of higher construction expenditures including expenditures in 2009 for IPL’s and WPL’s wind projects, restoration activities at IPL’s Prairie Creek Generating Station, AMI at WPL and emission controls at IPL’s Lansing Unit 4.  This item was partially offset by changes in the collection of and advances for customer energy efficiency projects and higher insurance proceeds received by IPL in 2009 compared to 2008 for property damaged by the severe flooding in 2008.

IPL’s cash flows used for investing activities increased $244 million primarily due to $254 million of higher construction expenditures including expenditures in 2009 for its Whispering Willow - East wind project, restoration activities at its Prairie Creek Generating Station and emission controls at its Lansing Unit 4.  This item was partially offset by higher insurance proceeds received in 2009 compared to 2008 for property damaged by the severe flooding in 2008.

WPL’s cash flows used for investing activities increased $117 million due to $145 million of higher construction and acquisition expenditures including expenditures in 2009 for the Bent Tree - Phase I wind project, the Neenah Energy Facility and AMI.  This item was partially offset by changes in the collection of and advances for customer energy efficiency projects.

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

Construction and Acquisition Expenditures - Capital expenditures and financing plans are reviewed, approved and updated as part of Alliant Energy’s strategic planning and budgeting processes.  In addition, significant capital expenditures and investments are subject to a cross-functional review prior to approval.  Changes in Alliant Energy’s anticipated construction and acquisition expenditures may result from a number of reasons including economic conditions, regulatory requirements, ability to obtain adequate and timely rate relief, changing market conditions and new opportunities.  Alliant Energy, IPL and WPL currently anticipate construction and acquisition expenditures during 2010 through 2012 as follows (in millions):

	Alliant Energy			IPL			WPL
Utility business (a):	2010	2011	2012	2010	2011	2012	2010	2011	2012
Generation - new facilities:
IPL wind - Whispering Willow - West	$45	$190	$5	$45	$190	$5	$--	$--	$--
WPL wind - Bent Tree - Phase I	290	10	--	--	--	--	290	10	--
Total generation - new facilities	335	200	5	45	190	5	290	10	--
Environmental	95	170	200	60	30	30	35	140	170
AMI	10	15	40	--	15	40	10	--	--
Other utility capital expenditures	425	470	520	235	250	275	190	220	245
Total utility business	865	855	765	$340	$485	$350	$525	$370	$415
Non-regulated businesses	10	10	15
	$875	$865	$780
(a) Cost estimates represent IPL’s or WPL’s estimated portion of total escalated construction and acquisition expenditures in millions of dollars and exclude AFUDC, if applicable.

Alliant Energy, IPL and WPL have not yet entered into contractual commitments relating to the majority of their anticipated future capital expenditures.  As a result, they have discretion with regard to the level of capital expenditures eventually incurred and closely monitor and frequently update such estimates based on numerous economic and other factors.  Alliant Energy, IPL and WPL have capital purchase obligations under a master supply agreement executed in 2008 with Vestas for the purchase of wind turbine generator sets and related equipment to support IPL’s and WPL’s wind generation plans.  Refer to “Certain Financial Commitments - Contractual Obligations” for long-term capital purchase obligations related to wind projects and “Strategic Overview” for further discussion of the utility generation plans and environmental compliance plans.

Alliant Energy, IPL and WPL expect to finance their 2010 through 2012 capital expenditure plans in a manner that allows them to adhere to the capital structure targets discussed in the “Capital Structure” section above.  2010 capital expenditures are expected to be funded with a combination of available cash and cash equivalents, internally-generated cash, and short- and long-term debt.  The precise characteristics of the financing for the 2011 and 2012 capital expenditures will be determined closer to the time that the financing is required.  Flexibility will be required in implementing the long-term financing for capital expenditure plans to allow for scheduling variations in the required authorization and construction work, changing market conditions and any adjustments that might be required to ensure there are no material adverse impacts to Alliant Energy’s, IPL’s and WPL’s respective capital structures.

Proceeds from Asset Sales - Net proceeds from asset sales have been used for debt reduction, common share repurchases, funding capital expenditures and general corporate purposes.  Proceeds from assets sales for Alliant Energy, IPL and WPL during 2009, 2008 and 2007 were as follows (in millions):

	Alliant Energy			IPL			WPL
Assets Sold:	2009	2008	2007	2009	2008	2007	2009	2008	2007
IPL’s electric transmission assets	$--	$4	$772	$--	$4	$772	$--	$--	$--
Mexico investments	--	--	66	--	--	--	--	--	--
Electric and gas utility assets in Illinois	--	--	52	--	--	28	--	--	24
Other	5	9	11	1	--	1	--	3	--
	$5	$13	$901	$1	$4	$801	$--	$3	$24

Financing Activities -
2009 vs. 2008 - Alliant Energy’s cash flows from financing activities increased $191 million primarily due to changes in the amount of commercial paper outstanding at IPL and changes in the amount of long-term debt issued and retired during 2009 and 2008 discussed below.

IPL’s cash flows from financing activities increased $12 million primarily due to changes in the amount of commercial paper outstanding.  This item was partially offset by changes in the amount of long-term debt issued and retired during 2009 and 2008 discussed below and $50 million of lower capital contributions from its parent company, Alliant Energy.

WPL’s cash flows from financing activities increased $61 million primarily due to changes in the amount of long-term debt issued and retired during 2009 and 2008 discussed below.

2008 vs. 2007 - Alliant Energy’s cash flows from financing activities increased $586 million primarily due to changes in the amount of long-term debt issued and retired during 2008 and 2007 and $295 million of common stock repurchases under Alliant Energy’s common stock repurchase program in 2007.  These items were partially offset by $34 million of proceeds received from stock options exercised in 2007.

IPL’s cash flows from financing activities increased $993 million primarily due to $581 million of lower common stock dividends, changes in the amount of long-term debt issued and retired during 2008 and 2007 and $100 million of higher capital contributions from its parent, Alliant Energy.  These items were partially offset by a $75 million repayment of capital to its parent, Alliant Energy, in 2008.

WPL’s cash flows from financing activities increased $193 million primarily due to $100 million of lower common stock dividends and a $100 million capital contribution from its parent, Alliant Energy, in 2008.  These items were partially offset by changes in the amount of long-term debt issued and retired during 2008 and 2007.

FERC and Public Utility Holding Company Act Financing Authorizations - Under the Public Utility Holding Company Act of 2005, FERC has authority over the issuance of utility securities, except to the extent that a state regulatory commission has retained jurisdiction over such matters.  In 2008, FERC issued an order allowing IPL to pay up to $400 million in common equity distributions from additional paid-in capital, rather than retained earnings.  In 2009 and 2008, IPL paid $106 million and $75 million, respectively, of common equity distributions from additional paid-in capital under this order.  As of Dec. 31, 2009, IPL had remaining authority for $219 million of common equity distributions from additional paid-in capital, rather than retained earnings, under the 2008 authorization issued by FERC.

In December 2009, FERC authorized IPL to issue up to $900 million of long-term debt securities, $750 million of short-term debt securities and $200 million of preferred stock for a period from Jan. 1, 2010 through Dec. 31, 2011.  Issuance of debt securities by WPL is authorized by the PSCW and therefore is exempt from regulation by FERC.  FERC does not have authority over the issuance of securities by Alliant Energy or Resources.

State Regulatory Financing Authorizations - In June 2009, IPL received approval from the MPUC for its annual capital structure filing, which provides authorization for IPL to issue debt securities during the 12 months ended June 30, 2010 as long as IPL maintains total capitalization (including short-term debt) below $3.11 billion and a common equity ratio between 41.3% and 50.5% during such period.  The annual capital structure filing limits IPL’s short-term borrowings to a maximum of $300 million outstanding at any time during the 12 months ended June 30, 2010. IPL received approval from FERC and the MPUC to borrow directly from its parent should external sources of short-term debt become unavailable or short-term interest rates become excessive.  Any borrowings from its parent would be subject to the maximum limit of its state regulatory financing authorization for short-term borrowings of $300 million.

In July 2009, WPL received authorization from the PSCW to issue long-term debt securities of no more than $350 million in 2010.  WPL is also authorized by the PSCW to have no more than $250 million of short-term borrowings outstanding.

Shelf Registrations - In the second quarter of 2009, IPL and WPL filed shelf registration statements with the Securities and Exchange Commission (SEC).  IPL’s shelf registration became effective in June 2009 and provided IPL flexibility to offer from time to time up to an aggregate of $650 million of preferred stock and unsecured debt securities from June 2009 through June 2012.  WPL’s shelf registration became effective in June 2009 and provided WPL flexibility to offer up to an aggregate of $700 million of preferred stock and unsecured debt securities from June 2009 through June 2012.  As of Dec. 31, 2009, IPL and WPL had $350 million and $450 million, respectively, remaining available under their shelf registrations.  In September 2009, Alliant Energy filed a shelf registration statement with the SEC, which was effective immediately upon filing.  Alliant Energy’s shelf registration provides Alliant Energy flexibility to offer from time to time an unspecified amount of common stock, senior notes and other securities from September 2009 through September 2012.

Common Stock Dividends - In January 2010, Alliant Energy announced an increase in its expected annual common stock dividend from $1.50 per share to $1.58 per share, which is equivalent to a rate of $0.395 per share per quarter, beginning with the Feb. 12, 2010 dividend payment.  Payment of future 2010 quarterly dividends is subject to the actual dividend declaration by Alliant Energy’s Board of Directors.  Alliant Energy’s general long-term goal is to maintain a dividend payout ratio that is competitive with the industry average.  Currently, Alliant Energy’s goal is to attain a dividend payout percentage of approximately 60% to 70% of its utility earnings.  Alliant Energy’s dividend payout ratio was 74% of its utility earnings in 2009.  Refer to Note 7(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of IPL’s and WPL’s dividend payment restrictions based on the terms of their outstanding preferred stock and applicable regulatory limitations.

Common Stock Issuances and Capital Contributions - Alliant Energy issued $1 million, $1 million and $34 million of additional common stock under its equity incentive plans for employees in 2009, 2008 and 2007, respectively.  Alliant Energy currently anticipates its only common stock issuances in 2010 through 2011 will be to issue new shares to satisfy demands under its equity incentive plans for employees.  Refer to Notes 6(b) and 7(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of Alliant Energy’s common stock issuances under its equity incentive plans for employees and capital contributions from Alliant Energy to IPL and WPL in 2009.

Common Stock Repurchase Program - Refer to Note 7(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of Alliant Energy’s common stock repurchase program, which was completed in 2007.

Short-term Debt - In 2007, Alliant Energy, IPL and WPL extended the terms of their respective revolving credit facilities to November 2012.  These credit facilities backstop commercial paper issuances used to finance short-term borrowing requirements, which fluctuate based on seasonal corporate needs, the timing of long-term financings and capital market conditions.  The facility at the parent company is generally used to fund Resources and Corporate Services as well as its own needs.  At Dec. 31, 2009, Alliant Energy’s short-term borrowing arrangements included three revolving credit facilities totaling $623 million ($96 million for Alliant Energy at the parent company level, $287 million for IPL and $240 million for WPL).  Currently, there are 14 lenders that participate in the three credit facilities, with aggregate respective commitments ranging from $20 million to $68 million.  Alliant Energy anticipates that in March 2010, two lenders that participate in the three credit facilities will merge, resulting in the maximum exposure to a single lender increasing from $68 million to $118 million.  At Dec. 31, 2009, additional credit facility information was as follows (dollars in millions; Not Applicable (N/A)):

	Alliant Energy	Parent
	(Consolidated)	Company	IPL	WPL
Commercial paper:
Amount outstanding	$190	$--	$190	$--
Weighted average maturity	5 days	N/A	5 days	N/A
Weighted average interest rates	0.4%	N/A	0.4%	N/A
Available credit facility capacity	$433	$96	$97	$240

During 2009, IPL and WPL issued commercial paper to meet short-term financing requirements and did not borrow directly under their respective credit facilities.  During 2009, the Alliant Energy parent company did not issue commercial paper or borrow directly under its credit facility.

Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a covenant that requires the entities to maintain certain debt-to-capital ratios.  The debt-to-capital ratios required in order to borrow under the credit facilities, and the actual debt-to-capital ratios at Dec. 31, 2009 were as follows:

	Requirement	Status at Dec. 31, 2009
Alliant Energy	Less than 65%	47%
IPL	Less than 58%	47%
WPL	Less than 58%	47%

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

The credit facility agreements each contain customary events of default.  In addition, Alliant Energy’s credit facility agreement contains a cross-default provision that is triggered if a domestic majority-owned subsidiary of Alliant Energy incurs an event of default on debt totaling $50 million or more.  If an event of default under any of the credit facility agreements occurs and is continuing, the lenders may declare any outstanding obligations under the credit facility agreements immediately due and payable and could terminate such agreements.  In addition, if any order for relief is entered under bankruptcy laws with respect to Alliant Energy, IPL or WPL, then any outstanding obligations under the respective credit facility agreements would be immediately due and payable.  At Dec. 31, 2009, Alliant Energy, IPL and WPL did not have any direct borrowings outstanding under their credit facility agreements.  In addition, IPL’s sale of accounts receivable program agreement contains a cross-default provision that is triggered if IPL or Alliant Energy incurs an event of default on debt totaling $50 million or more.  If an event of default under IPL’s sale of accounts receivable program agreement occurs, then the counterparty could terminate such agreement.  At Dec. 31, 2009, IPL did not have any outstanding amounts under its sale of accounts receivable program.  A default by a minority-owned affiliate or a foreign subsidiary would not trigger a cross-default event.  A default by either Alliant Energy or Resources would not trigger a cross-default event for either IPL or WPL, nor would a default by either of IPL or WPL trigger a cross-default event for the other under their respective credit facility agreements.

A material adverse change representation is not required for borrowings under the credit facility agreements.

At Dec. 31, 2009, Alliant Energy, IPL and WPL were in compliance with all covenants and other provisions of the credit facility agreements.

Refer to Note 8(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information on short-term debt.

Long-term Debt - In 2009 and 2008, significant issuances of long-term debt were as follows (dollars in millions):

	Principal		Interest
Company	Amount	Type	Rate	Due Date	Use of Proceeds
2009
Alliant	$250.0	Senior	4%	Oct-2014	Repay a short-term loan used for the repurchase of the
Energy		notes			Exchangeable Senior Notes due 2030 and general
					corporate purposes
IPL	$300.0	Senior	6.25%	Jul-2039	Repay short-term debt, invest in short-term assets and redeem
		debentures			at maturity its $135 million 6.625% senior debentures
WPL	$250.0	Debentures	5%	Jul-2019	Repay short-term debt and invest in short-term assets

2008
IPL	$250.0	Senior	7.25%	Oct-2018	Reduce the amount of accounts receivable sold, invest
		debentures			in short-term assets, repay short-term debt and redeem
					$13.3 million of pollution control revenue bonds
WPL	$250.0	Debentures	7.6%	Oct-2038	Invest in short-term assets, repay short-term debt, and
					repay at maturity its $60 million 5.7% debentures

In 2009 and 2008, significant retirements of long-term debt were as follows (dollars in millions):

	Principal		Interest	Original
Company	Amount	Type	Rate	Due Date
2009
Alliant Energy	$402.5	Exchangeable Senior Notes	2.5%	Feb-2030
IPL	$135.0	Senior debentures	6.625%	Aug-2009

2008
Corporate Services	$75.0	Senior notes	4.55%	Oct-2008
WPL	$60.0	Debentures	5.7%	Oct-2008
IPL	$16.5	Various Pollution	3.6-6.25% at	Nov-2008 to
		Control Revenue Bonds	Dec. 31, 2007	Nov-2023

Refer to Note 8(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information on long-term debt, including details of Alliant Energy’s repurchase of its Exchangeable Senior Notes due 2030 in 2009.

Creditworthiness -
Credit Ratings - Access to the capital markets and the costs of obtaining external financing are dependent on creditworthiness.  Alliant Energy, IPL and WPL are committed to taking the necessary steps required to maintain investment-grade credit ratings.  Alliant Energy’s, IPL’s and WPL’s current credit ratings and outlooks are as follows:

		Standard & Poor’s	Moody’s Investors
		Ratings Services (S&P)	Service (Moody’s)
IPL	Corporate/issuer	BBB+	A3
	Commercial paper	A-2	P-2
	Senior unsecured long-term debt	BBB+	A3
	Preferred stock	BBB-	Baa2
WPL	Corporate/issuer	A-	A2
	Commercial paper	A-2	P-1
	Senior unsecured long-term debt	A-	A2
	Preferred stock	BBB	Baa1
Resources	Corporate/issuer	BBB+	Not rated
Alliant Energy	Corporate/issuer	BBB+	Baa1
	Commercial paper	A-2	P-2
	Senior unsecured long-term debt	BBB	Baa1

All Entities	Outlook	Stable	Stable

Credit ratings are not recommendations to buy or sell securities and are subject to change, and each rating should be evaluated independently of any other rating.  None of Alliant Energy, IPL or WPL assumes any obligation to update their respective credit ratings.

Ratings Triggers - The long-term debt of Alliant Energy and its subsidiaries is not subject to any repayment requirements as a result of explicit credit rating downgrades or so-called “ratings triggers.”  However, Alliant Energy and its subsidiaries are parties to various agreements, including PPAs, commodity contracts and corporate guarantees that are dependent on maintaining investment-grade credit ratings.  In the event of a downgrade below investment-grade level, Alliant Energy or its subsidiaries may need to provide credit support, such as letters of credit or cash collateral equal to the amount of the exposure, or may need to unwind the contract or pay the underlying obligation.  In the event of a downgrade below investment-grade level, management believes Alliant Energy, IPL and WPL have sufficient liquidity to cover counterparty credit support or collateral requirements under these various agreements.  Refer to Note 11(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information on ratings triggers for commodity contracts accounted for as derivatives.

Off-Balance Sheet Arrangements -
Synthetic Leases - Alliant Energy and WPL utilize off-balance sheet synthetic operating leases related to the financing of certain corporate headquarters (Alliant Energy) and utility railcars (WPL).  Synthetic leases provide favorable financing rates to Alliant Energy and WPL while allowing them to maintain operating control of their leased assets.  Refer to Note 3(a) of the “Notes to Consolidated Financial Statements” for future minimum lease payments and residual value guarantees associated with these synthetic leases.

Special Purpose Entities - IPL uses special purpose entities for its accounts receivable sale program, which is discussed above in “Cash Flows - Operating Activities - IPL’s Accounts Receivable Sale Program” and in Note 4(a) of Alliant Energy’s “Notes to Consolidated Financial Statements.”  Prior to Jan. 1, 2010, special purpose entities were excluded from the scope of accounting guidance for variable interest entities.  Under new accounting guidance effective Jan. 1, 2010, the scope exception for special purpose entities has been eliminated.  If IPL sells any of its accounts receivable in the future, the third-party financial institution that purchases IPL’s receivables will require future evaluation to determine whether it qualifies as a variable interest entity and whether IPL is the primary beneficiary.  Refer to Notes 1(r) and 19 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of the new accounting guidance and for information regarding variable interest entities, respectively.

Guarantees and Indemnifications - Alliant Energy has guarantees and indemnifications outstanding related to its prior divestiture activities.  Refer to Note 12(d) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information.

Certain Financial Commitments -
Contractual Obligations - Alliant Energy’s, IPL’s and WPL’s consolidated long-term contractual obligations as of Dec. 31, 2009 were as follows (in millions):

Alliant Energy	2010	2011	2012	2013	2014	Thereafter	Total
Operating expense purchase obligations (Note 12(b)):
Purchased power and fuel commitments (a)	$650	$466	$341	$324	$66	$45	$1,892
Emission allowances	9	1	--	--	--	34	44
Other (b)	16	15	15	7	--	--	53
Long-term debt maturities (Note 8(b))	102	201	1	1	299	1,915	2,519
Interest - long-term debt obligations	152	141	134	134	132	1,974	2,667
Wind generation capital purchase obligations (Note 12(a))(c)	265	39	--	--	--	--	304
Operating leases (Note 3(a))	76	74	108	22	7	25	312
Capital leases (Note 3(b))	2	1	1	1	1	2	8
	$1,272	$938	$600	$489	$505	$3,995	$7,799

IPL	2010	2011	2012	2013	2014	Thereafter	Total
Operating expense purchase obligations (Note 12(b)):
Purchased power and fuel commitments (a)	$295	$250	$230	$218	$42	$11	$1,046
Emission allowances	9	1	--	--	--	34	44
Other (b)	9	7	7	--	--	--	23
Long-term debt maturities (Note 8(b))	--	200	--	--	38	925	1,163
Interest - long-term debt obligations	76	68	62	62	61	870	1,199
Wind generation capital purchase obligations (Note 12(a))(c)	91	39	--	--	--	--	130
Operating leases (Note 3(a))	5	4	3	3	2	21	38
Capital leases	--	--	--	--	--	3	3
	$485	$569	$302	$283	$143	$1,864	$3,646

WPL	2010	2011	2012	2013	2014	Thereafter	Total
Operating expense purchase obligations (Note 12(b)):
Purchased power and fuel commitments (a)	$252	$121	$104	$106	$24	$34	$641
Other (b)	3	8	8	7	--	--	26
Long-term debt maturities (Note 8(b))	100	--	--	--	9	930	1,039
Interest - long-term debt obligations	63	59	59	59	59	1,083	1,382
Wind generation capital purchase obligations (Note 12(a))(c)	174	--	--	--	--	--	174
Operating leases (Note 3(a))	65	65	62	20	4	3	219
Capital lease - Sheboygan Falls Energy Facility (Note 3(b))	15	15	15	15	15	158	233
Capital leases - other	--	--	--	--	--	1	1
	$672	$268	$248	$207	$111	$2,209	$3,715
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

(b)	Other operating expense purchase obligations represent individual commitments incurred during the normal course of business that exceeded $1 million at Dec. 31, 2009.
(c)
In 2008, Corporate Services, as agent for IPL and WPL, entered into a master supply agreement with Vestas for the purchase of 500 MW of wind turbine generator sets and related equipment to support IPL’s and WPL’s wind generation plans.  The wind generation plans are described in more detail in “Strategic Overview - Utility Generation Plans.”  Minimum future commitments for capital purchase obligations related to this agreement are based on currency exchange rates at Dec. 31, 2009.

At Dec. 31, 2009, Alliant Energy, IPL and WPL had $101.7 million, $58.4 million and $42.1 million, respectively, of uncertain tax positions recorded as liabilities, which are not included in the above tables.  It is uncertain if, and when, such amounts may be settled with the respective taxing authorities.  Related to these uncertain tax positions, Alliant Energy, IPL and WPL also recorded liabilities for potential interest of $5.0 million, $2.8 million and $2.1 million, respectively, at Dec. 31, 2009, which are also not included in the above tables.

Refer to Note 6(a) of the “Notes to Consolidated Financial Statements” for anticipated pension and other postretirement benefits funding amounts, which are not included in the above tables.  Refer to “Cash Flows - Investing Activities - Construction and Acquisition Expenditures” for additional information on Alliant Energy’s, IPL’s and WPL’s construction and acquisition programs.  In addition, at Dec. 31, 2009, there were various other long-term liabilities and deferred credits included on the respective Consolidated Balance Sheets that, due to the nature of the liabilities, the timing of payments cannot be estimated and are therefore excluded from the above tables.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy’s, IPL’s and WPL’s primary market risk exposures are associated with commodity prices, investment prices, currency exchange rates and interest rates.  Alliant Energy, IPL and WPL have risk management policies to monitor and assist in controlling these market risks and use derivative instruments to manage some of the exposures.  Refer to Notes 1(i) and 11 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of Alliant Energy’s, IPL’s and WPL’s derivative instruments.

Commodity Price - Alliant Energy, IPL and WPL are exposed to the impact of market fluctuations in the price and transportation costs of commodities they procure and market.  Alliant Energy, IPL and WPL employ established policies and procedures to mitigate their risks associated with these market fluctuations including the use of various commodity derivatives and contracts of various durations for the forward sale and purchase of these commodities.  Specifically, IPL and WPL have entered into several commodity derivative instruments to substantially hedge their open positions related to electric supply in 2010.  However, IPL and WPL still have some exposure to commodity risk as a result of changes in their forecasted electric demand, expected availability of their generating units and the limitations of WPL’s Electric Risk Management Plan (ERMP) discussed below.  Alliant Energy’s exposure to commodity price risks in its utility business is also significantly mitigated by current rate making structures in place for recovery of its electric production fuel and purchased energy expenses (fuel-related costs) as well as its cost of natural gas purchased for resale.  IPL’s electric and gas tariffs and WPL’s gas and wholesale electric tariffs provide for subsequent adjustments to its rates for changes in prudently incurred commodity costs.  IPL’s and WPL’s rate mechanisms, combined with commodity derivatives, significantly reduce commodity risk associated with their electric and gas margins.

WPL’s retail electric margins have the most exposure to the impact of changes in commodity prices for Alliant Energy and WPL due largely to the current retail recovery mechanism in place in Wisconsin for fuel-related costs.  WPL’s retail electric rates approved by the PSCW are based on forecasts of forward-looking test year periods and include estimates of future fuel-related costs per MWh anticipated during the test period.  During each electric retail rate proceeding for WPL that includes fuel-related costs, the PSCW sets fuel monitoring ranges based on the forecasted fuel-related costs used to determine base rates.  If WPL’s actual fuel-related costs fall outside these fuel monitoring ranges during the test period, WPL and/or other parties can request, and the PSCW can authorize, an adjustment to future retail electric rates based on changes in fuel-related costs only.  The PSCW on its own, or at the request of a party to the case, including WPL, can request that the PSCW set rates subject to refund pending a review of fuel-related costs.  As part of this process, the PSCW may authorize an interim fuel-related rate increase or decrease until final rates are approved.  However, if an interim rate increase is granted and the final rate increase is less than the interim rate increase, WPL must refund the excess collection to retail customers with interest at the current authorized return on common equity rate.  As part of WPL’s 2010 retail rate case order effective Jan. 1, 2010, the PSCW approved annual forecasted fuel-related costs per MWh of $27.46 based on $378 million of variable fuel costs for WPL’s 2010 test period and left unchanged the annual fuel monitoring range of plus or minus 2%.

Based on this current retail recovery mechanism, Alliant Energy and WPL have exposure to WPL’s retail electric margins from increases in fuel-related costs above the forecasted fuel-related costs per MWh used to determine electric rates to the extent such increases are not recovered through prospective fuel only retail rate changes.  Alliant Energy and WPL have additional commodity price risk resulting from the lag inherent in obtaining any approved retail rate relief for potential increases in fuel-related costs above the fuel monitoring ranges and the prospective nature of any retail rate relief, which precludes WPL from recovering previously under-recovered costs from ratepayers in the future.  Alliant Energy and WPL are unable to determine the impact of changes in commodity prices on their future retail electric margins given the uncertainty of how future fuel-related costs will correlate with the retail electric rates in place and the outcome of the proposed changes to the current retail electric fuel-related cost recovery rules in Wisconsin.  Refer to “Rate Matters” for additional details of the retail rate recovery mechanism in Wisconsin for electric fuel-related costs including potential changes to WPL’s electric fuel-related cost recovery mechanism.

In October 2008, the PSCW issued an order approving an ERMP for WPL that expires in December 2010.  The ERMP determines hedging options for WPL’s electric operations and which costs of hedging transactions can be included in fuel costs for purposes of cost recovery.  The ERMP was developed with the involvement of individuals representing key customer groups as well as PSCW staff, and as proposed, included a number of new elements that would expand WPL’s hedging options, including longer time horizons and greater protections for decisions made to take advantage of unusual market conditions.  However, in approving the ERMP, the PSCW added a new limitation that WPL may not hedge more than a cumulative 75% of a future month’s expected open position (expected electric system demand less expected generation and firm purchases) although this limitation may be waived for the month immediately preceding the future month in order to assure reliable provision of service.

Investment Price - Alliant Energy, IPL and WPL are exposed to investment price risk as a result of their investments in debt and equity securities, largely related to securities held by their pension and other postretirement benefits plans.  Refer to Note 6(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for details of the debt and equity securities held by their pension and other postretirement benefit plans.  Refer to “Critical Accounting Policies and Estimates - Pensions and Other Postretirement Benefits” for the impact on Alliant Energy’s retirement plan costs of changes in the rate of returns earned by its plan assets.

Currency Exchange Rate - Alliant Energy and IPL are exposed to risk resulting from changes in currency exchange rates as a result of Corporate Services’ master supply agreement with Vestas to purchase wind turbine generator sets and related equipment.  A portion of the future payments under the master supply agreement are denominated in Euros, and therefore, are subject to currency exchange risk with fluctuations in currency exchange rates.  The impact of a hypothetical 10% increase in currency exchange rates on the future Euro-denominated payments under the master supply agreement would increase the anticipated purchase price of the wind turbine generator sets and related equipment as of Dec. 31, 2009 by approximately $8.5 million for Alliant Energy and IPL.

Interest Rate - Alliant Energy, IPL and WPL are exposed to risk resulting from changes in interest rates as a result of their issuance of variable-rate short-term borrowings.  Assuming the impact of a hypothetical 100 basis point increase in interest rates on consolidated variable-rate short-term borrowings held at Dec. 31, 2009, both Alliant Energy’s and IPL’s annual pre-tax expense would increase by approximately $1.9 million.  WPL did not have any variable-rate short-term borrowings outstanding at Dec. 31, 2009.

In addition, Alliant Energy and WPL are exposed to changes in earnings resulting from changes in interest rates as a result of balances of cash and cash equivalents that are currently invested in money market funds with yields that may fluctuate daily.  Assuming the impact of a hypothetical 100 basis point increase in interest rates on Alliant Energy’s and WPL’s money market fund investments at Dec. 31, 2009, Alliant Energy’s and WPL’s annual interest income would increase by approximately $1.7 million and $0.2 million, respectively.  Refer to Note 1(d) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information on its investments in money market funds.

New Accounting Pronouncements - Refer to Note 1(r) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of new accounting pronouncements impacting Alliant Energy, IPL and WPL.

Critical Accounting Policies and Estimates - The preparation of consolidated financial statements in conformity with GAAP requires that management apply accounting policies and make estimates that affect results of operations and the amounts of assets and liabilities reported in the financial statements.  Based on historical experience and various other factors, Alliant Energy, IPL and WPL believe the following accounting policies and estimates are critical to their business and the understanding of their financial results as they require critical assumptions and judgments by management.  The results of these assumptions and judgments form the basis for making estimates regarding the results of operations and the amounts of assets and liabilities that are not readily apparent from other sources.  Actual financial results may differ materially from these estimates.  Alliant Energy’s, IPL’s and WPL’s management has discussed these critical accounting policies and estimates with the Audit Committee of their Board of Directors.  Refer to Note 1 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional discussion of Alliant Energy’s, IPL’s and WPL’s accounting policies and the estimates used in the preparation of the consolidated financial statements.

Contingencies - Alliant Energy, IPL and WPL make assumptions and judgments regarding the future outcome of contingent events and record loss contingency amounts for any contingent events that are both probable and reasonably estimable based upon current available information.  The amounts recorded may differ from the actual income or expense that occurs when the uncertainty is resolved.  The estimates that Alliant Energy, IPL and WPL make in accounting for contingencies, and the gains and losses that they record upon the ultimate resolution of these uncertainties, could have a significant effect on the results of operations and the amount of assets and liabilities in their financial statements.  Refer to Note 1(e) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of the cost cap included in the IUB order authorizing IPL to construct the 200 MW wind project referred to as Whispering Willow - East and management’s current assessment regarding its ability to recover construction costs in excess of the cost cap.  Refer to Note 12 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of current contingencies that may have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition or results of operations.

Regulatory Assets and Liabilities - Alliant Energy’s utility subsidiaries (IPL and WPL) are regulated by various federal and state regulatory agencies.  As a result, they are subject to accounting guidance for regulated operations, which recognizes that the actions of a regulator can provide reasonable assurance of the existence of an asset or liability.  Regulatory assets or liabilities arise as a result of a difference between GAAP and the accounting principles imposed by the regulatory agencies.  Regulatory assets represent incurred costs that have been deferred as they are probable of recovery in future customer rates.  Regulatory liabilities represent obligations to make refunds to customers and amounts collected in rates for which the related costs have not yet been incurred.

IPL and WPL recognize regulatory assets and liabilities in accordance with the rulings of their federal and state regulators and future regulatory rulings may impact the carrying value and accounting treatment of Alliant Energy’s, IPL’s and WPL’s regulatory assets and liabilities.  Management periodically assesses whether the regulatory assets are probable of future recovery and the regulatory liabilities are probable of future obligations by considering factors such as regulatory environment changes, rate orders issued by the applicable regulatory agencies and historical decisions by applicable regulatory agencies regarding similar regulatory assets and liabilities.  The assumptions and judgments used by regulatory authorities have an impact on the recovery of costs, the rate of return on invested capital and the timing and amount of assets to be recovered by rates.  A change in these assumptions may result in a material impact on Alliant Energy’s, IPL’s and WPL’s results of operations and the amount of assets and liabilities in their financial statements.  Refer to Note 1(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for details of the nature and amounts of Alliant Energy’s, IPL’s and WPL’s regulatory assets and liabilities as of Dec. 31, 2009 and 2008.

Long-Lived Assets - Alliant Energy’s, IPL’s and WPL’s Consolidated Balance Sheets include long-lived assets, which are not yet being recovered from their customers or may cease to be recovered from their customers as a result of regulatory decisions in the future.  As a result, Alliant Energy, IPL and WPL must determine whether they will be able to generate sufficient future cash flows from such assets to ensure recovery of the carrying value of the long-lived assets.  Alliant Energy, IPL and WPL assess the carrying amount and potential impairment of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors considered in determining if an impairment review is necessary include a significant underperformance of the assets relative to historical or projected future operating results, a significant change in the use of the acquired assets or business strategy related to such assets, and significant negative industry, regulatory or economic trends.  When an impairment review is deemed necessary, a comparison is made between the expected undiscounted future cash flows and the carrying amount of the asset.  If the carrying amount of the asset is the larger of the two balances, an impairment loss is recognized equal to the amount the carrying amount of the asset exceeds the fair value of the asset.  The fair value is determined by the use of quoted market prices, appraisals, or the use of valuation techniques such as expected discounted future cash flows.  Alliant Energy, IPL and WPL must make assumptions and judgments regarding these estimated future cash flows and other factors to determine the recoverability and fair value of its long-lived assets.  Refer to Note 1(e) of Alliant Energy’s “Notes to Consolidated Financial Statements” for details of wind sites and wind turbine generators currently expected to be used by IPL and WPL to develop future wind projects, and IPL’s Sixth Street Generating Station damaged by the severe flooding in 2008.

Unbilled Revenues - Unbilled revenues are primarily associated with Alliant Energy’s, IPL’s and WPL’s utility operations.  Energy sales to individual customers are based on the reading of their meters, which occurs on a systematic basis throughout the month.  At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding estimated unbilled revenue is recorded.  The unbilled revenue estimate is based on daily system demand volumes, estimated customer usage by class, weather impacts, line losses and the most recent customer rates.  Such process involves the use of various judgments and assumptions and significant changes in these judgments and assumptions could have a material impact on Alliant Energy’s, IPL’s and WPL’s results of operations.  At Dec. 31, 2009 and 2008, unbilled revenues associated with Alliant Energy’s utility operations were $169 million ($82 million at IPL and $87 million at WPL) and $186 million ($94 million at IPL and $92 million at WPL), respectively.  Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins - Unbilled Revenue Estimates” for discussion of annual adjustments to unbilled electric revenue estimates in the second quarters of 2009, 2008 and 2007.

Pensions and Other Postretirement Benefits - Alliant Energy, IPL and WPL sponsors various defined benefit pension and other postretirement benefits plans that provide benefits to a significant portion of their employees.  Accounting for these retirement plans requires the use of judgments and assumptions, which represent significant estimates.  There are many judgments and assumptions involved in determining an entity’s pension and other postretirement liabilities and costs each period including employee demographics (including age, life expectancies and compensation levels), discount rates, assumed rate of returns and funding.  Changes made to the plan provisions may also impact current and future benefits costs.  Judgments and assumptions are supported by historical data and reasonable projections and are reviewed annually.  As of Dec. 31, 2009 (Alliant Energy’s most recent measurement date), future assumptions included discount rates of 5.80% and 5.55% to calculate benefit obligations associated with its defined benefit pension and other postretirement benefits plans, respectively, and an 8.25% future annual expected rate of return on plan assets.  In selecting an assumed discount rate, management reviews various corporate Aa bond indices.  The 8.25% annual expected rate of return is based on projected long-term equity and bond returns, maturities and asset allocations.  The following table shows the impacts of changing certain key actuarial assumptions discussed above (in millions):

	Defined Benefit Pension Plans		Other Postretirement Benefits Plans
	Impact on Projected	Impact on 2010	Impact on Projected	Impact on 2010
	Benefit Obligation	Net Periodic	Benefit Obligation	Net Periodic
Change in Actuarial Assumption	at Dec. 31, 2009	Benefit Costs	at Dec. 31, 2009	Benefit Costs
1% change in discount rate	$108	$7	$26	$2
1% change in expected rate of return	--	8	--	1
1% change in medical trend rates	--	--	12	1

Refer to Notes 1(j) and 6(a) of the “Notes to Consolidated Financial Statements” for additional discussion of the accounting for pension and other postretirement benefits.  Refer to “Other Future Considerations - Retirement Plan Costs” for discussion of anticipated material decreases in pension and other postretirement benefits expenses in 2010 resulting from increases in retirement plans’ assets during 2009.

Income Taxes - Alliant Energy, IPL and WPL are subject to income taxes in various jurisdictions.  Accounting for income taxes requires judgments and assumptions to determine an entity’s income tax assets, liabilities, benefits and expenses each period.  These judgments and assumptions represent significant estimates and include projections of Alliant Energy’s future taxable income used to determine its ability to utilize loss and credit carryforwards prior to their expiration and the interpretation of tax laws regarding uncertain tax positions.  Judgments and assumptions are supported by historical data and reasonable projections and are reviewed quarterly by management.  Significant changes in these judgments and assumptions could have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations.

Federal Net Operating Loss Carryforward Utilization - Alliant Energy currently expects its Federal tax return for calendar year 2009 will include a Federal net operating loss of approximately $392 million primarily due to an estimated $427 million of bonus depreciation deductions allowed in 2009 under the ARRA.  Federal net operating losses for each calendar year can be utilized to offset Federal taxable income in other years by carrying the losses back two years or forward 20 years.  Alliant Energy currently expects to utilize approximately $237 million of its 2009 Federal net operating loss to offset Federal taxable income generated prior to 2009 and utilize the remaining $155 million of its 2009 Federal net operating loss to offset Federal taxable income in the future.  Based on current projections of Alliant Energy’s future Federal taxable income, the 2009 Federal net operating loss carryforwards are expected to be fully utilized in the Federal tax return for the calendar year 2011.  Alliant Energy’s Federal tax return for calendar year 2008 included a Federal net operating loss that was fully utilized to partially offset Federal taxable income in 2006 and 2007.

Federal Tax Credit Carryforward Utilization - Alliant Energy generates Federal tax credits each year primarily based on the amount of electricity generated by wind projects at IPL and WPL and the amount of its research and development activities.  In addition, in prior years, Alliant Energy generated significant non-conventional source fuel credits.  Federal tax credits reduce Alliant Energy’s Federal income tax obligations in calendar years that Alliant Energy generates sufficient Federal taxable income to utilize the tax credits.  If Alliant Energy does not generate sufficient Federal taxable income to utilize the Federal tax credits generated for that year, the Federal tax credits can be carried back and carried forward to be utilized to reduce Federal income tax obligations if sufficient Federal taxable income exists in the carry back and carry forward years.  The Federal tax credits have different expiration periods with the most stringent limiting the carry forward period to 20 years.  As a result of Federal net operating losses generated in 2009 and 2008 that were carried back to prior years, Federal tax credits of $65 million previously used in prior years’ Federal tax returns will now be required to be carried forward to be utilized.  In addition, prior year’s alternative minimum tax of $10 million will also be carried forward as credits to be utilized.  Federal tax credits generated in 2009 of $5 million will also be required to be carried forward to be utilized.  Based on current projections of Alliant Energy’s future Federal taxable income, all current Federal tax credit carry forwards with specific expiration periods are expected to be utilized by 2011.

Wisconsin Net Operating Loss Utilization - In February 2009, SB 62 was enacted.  The current provisions of SB 62 make it unlikely that Alliant Energy will be able to utilize a substantial portion of its current Wisconsin net operating loss carryforwards before they expire.  As a result, Alliant Energy recorded a valuation allowance for the deferred tax assets associated with its Wisconsin net operating loss carryforwards, which increased income tax expense by $6 million in 2009.  At Dec. 31, 2009, Alliant Energy had deferred tax asset valuation allowances related to Wisconsin net operating loss carryforwards of $18 million.

Capital Loss Utilization - The provisions of SB 62 and WPL’s recent plans to be included in Iowa consolidated returns in order to take advantage of efficiencies that will likely be available as a result of IPL and WPL sharing resources and facilities resulted in changes in expected state apportioned income tax rates.  These changes in expected state apportioned income tax rates resulted in changes in the amount of deferred tax assets related to Wisconsin capital loss carryforwards and associated valuation allowances in 2009.  At Dec. 31, 2009, Alliant Energy had deferred income tax asset valuation allowances related to Wisconsin capital loss carryforwards of $9 million.

Refer to Note 5 of the “Notes to Consolidated Financial Statements” for additional details regarding tax carryforwards and uncertain tax positions of Alliant Energy, IPL and WPL.

Other Future Considerations - In addition to items discussed earlier in MDA, in the “Notes to Consolidated Financial Statements” in Item 8 and in “Risk Factors” in Item 1A, the following items could impact Alliant Energy’s, IPL’s or WPL’s future financial condition or results of operations:

IPL’s Electric Transmission Service Charges - IPL currently receives substantially all its transmission services from ITC.  The annual transmission service rates that ITC charge their customers is calculated each calendar year using a FERC-approved cost of service formula rate template referred to as Attachment O.  The Attachment O rate is based on ITC’s projected net revenue requirement for the upcoming calendar year (i.e. the year the rates will be billed) as well as a true-up adjustment for any over-recovered or under-recovered amounts from the previous calendar year (i.e. two years prior to the year the rates will be billed).  Because Attachment O is a FERC-approved formula rate, ITC can implement new rates each calendar year without filing a request with FERC.  However, new rates are subject to challenge by FERC if the rates proposed by ITC are determined by FERC to be unjust or unreasonable or another mechanism is determined by FERC to be just and reasonable.

In November 2008, IPL filed a FERC 206 complaint against ITC concerning certain cost components included in ITC’s 2009 proposed rates.  ITC requested that the FERC 206 complaint be dismissed on the grounds that the asset sale agreement between IPL and ITC barred IPL from challenging the rate elements for a seven-year period.  IPL maintains that its complaint does not take issue with the use of forward-looking data to set rates and instead is challenging how these rates were implemented.  In April 2009, FERC denied IPL’s FERC 206 complaint filed against ITC.  FERC concluded that IPL had not presented adequate evidence that ITC’s formula rate implementation produced unjust and unreasonable rates with respect to operations and maintenance and administrative and general expenses for 2009.  FERC also rejected IPL’s allegations that ITC had not been adequately forthcoming with information about its projected rates and true-up.  In May 2009, IPL filed a request for rehearing with FERC.  In June 2009, FERC granted IPL’s request for rehearing; however, it is unknown when FERC will take final action on the complaint.

In October 2009, ITC filed with MISO the Attachment “O” rate it proposes to charge its customers in 2010 for transmission services.  The proposed rate was based on ITC’s net revenue requirement for 2010 as well as the impact of a true-up adjustment related to amounts that ITC under-recovered from its customers in 2008.  The 2010 Attachment “O” rate is approximately 60% higher than the rate ITC charged IPL in 2009.  Based on this proposed rate increase, IPL estimates the electric transmission service charges from ITC for 2010 will be approximately $85 million to $95 million higher than 2009.  In January 2010, the IUB issued an order authorizing IPL to use $46 million of regulatory liabilities to offset the portion of the transmission service charges expected to be billed in 2010 related to ITC’s 2008 true-up adjustment.  IPL currently plans to file retail electric rate cases in Iowa and Minnesota in 2010 to address the recovery of the remaining expected increases in transmission services charges from ITC for 2010.  Refer to “Rate Matters - Proposed Changes to Rate Recovery Mechanisms” for proposals made by IPL to each of the IUB and MPUC to implement an automatic adjustment clause for electric transmission service charges incurred by IPL to serve its utility customers.  Alliant Energy and IPL are currently unable to predict the ultimate impact of ITC’s proposed transmission rate increase for 2010, but believe it could have a material impact on their financial condition and results of operations in 2010.

Retirement Plan Costs - Alliant Energy’s, IPL’s and WPL’s net periodic benefit costs related to their defined benefit pension and other postretirement benefits plans are currently expected to be lower in 2010 than 2009 by approximately $25 million, $15 million and $10 million, respectively.  The decrease in expected net periodic benefit costs are primarily due to lower amortization of actuarial losses and higher expected returns on plan assets resulting from significant increases in retirement plan assets during 2009.  Approximately 30% to 40% of net periodic benefit costs are allocated to capital projects each year.  As a result, the decrease in net periodic benefit costs is not expected to result in a comparable decrease in other operation and maintenance expenses.  In addition, the PSCW authorized WPL to defer $12 million of other operation and maintenance expenses incurred in 2009 related to the retail portion of net periodic benefit costs that exceeded levels used to determine retail rates in 2009.  Refer to Note 6(a) of the “Notes to Consolidated Financial Statements” for additional details of Alliant Energy’s, IPL’s and WPL’s defined benefit pension and other postretirement benefits plans.

Electric Sales Projections -
Economic Conditions - Alliant Energy, IPL and WPL are currently expecting modest decreases in weather-normalized retail electric sales in 2010 compared to 2009 largely due to economic conditions in their service territories and reduced sales to two of IPL’s industrial customers discussed below.  Electric sales from industrial customers in 2010 are expected to be impacted the most as a result of the full year impacts of plant closures at various industrial customers in Alliant Energy’s, IPL’s and WPL’s service territories in 2009.

Customer Owned Generation - Archer Daniels Midland (ADM), owner of wet corn milling plants in Iowa and historically one of IPL’s largest industrial customers, constructed a 105 MW cogeneration facility and a 75 MW cogeneration facility in Clinton, Iowa to meet its own electric demand.  ADM fully transitioned to its cogeneration facilities in the fourth quarter of 2009.  Roquette America, owner of a wet corn milling plant in Iowa and one of IPL’s largest industrial customers, constructed a 34 MW cogeneration facility in Keokuk, Iowa to partially meet its own electric demand.  Roquette America transitioned to its cogeneration facilities in the second quarter of 2009.  The transition of ADM and Roquette America to their cogeneration facilities is expected to result in a material reduction to Alliant Energy’s and IPL’s future electric industrial sales and electric margins.

Ethanol Production - Ethanol production in the U.S. experienced growth since 2002 largely due to a mandate for ethanol usage in the Energy Policy Act of 2005 and the promotion of E85, a blend of 85% ethanol and 15% gasoline, used to fuel vehicles.  Ethanol production facilities in the U.S. are concentrated in the corn-growing regions in the Midwest given corn is the primary raw material used to produce ethanol.  Electricity demand from new ethanol production facilities located in Alliant Energy’s, IPL’s and WPL’s utility service territories has resulted in an increase in electric sales volumes.  Currently there is one ethanol plant that is under construction within IPL’s service territory, which is expected to be completed in late 2010 or early 2011.  Once completed, this plant may add another 46 MW of electricity demand to Alliant Energy’s existing demand from ethanol plants, which is approximately 113 MW (89 MW in IPL’s service territory and 24 MW in WPL’s service territory) currently.  A number of previously announced plants in Alliant Energy’s, IPL’s and WPL’s service territories have not begun construction, which is reflective of a nationwide slowdown in the construction of ethanol production facilities.  This slowdown has been caused by a number of factors including changes in the price of ethanol, a decline in the cost of gasoline, an increase in the cost of corn, tighter access to financing and escalation of construction costs to build the production facilities.  Alliant Energy, IPL and WPL are currently unable to estimate the impacts ethanol production facilities in their service territories will have on their future electric sales demand and electric margins.

Government Incentives for Wind Projects - Alliant Energy’s, IPL’s and WPL’s corporate strategy includes building wind projects to produce electricity to meet customer demand and renewable portfolio standards.  In addition to producing electricity, these wind projects may also generate material incentives depending on when they begin commercial operation.  The ARRA enacted in February 2009 provides incentives to owners of wind projects placed into service between Jan. 1, 2009 and Dec. 31, 2012.  The incentives available to qualified wind projects under the ARRA include production tax credits for a 10-year period based on the electricity output generated by the wind project, an investment tax credit equal to 30% of the qualified cost basis of the wind project, or a government grant equal to 30% of the qualified cost basis of the wind project.  The government grant incentive is only available for qualified wind projects that are placed into service in 2009 or 2010 and qualified wind projects that began construction in 2009 or 2010 and are placed into service by Dec. 31, 2012.

Alliant Energy’s utility generation plan has three wind projects that currently qualify, or are expected to qualify, for one of these incentives based on the provisions of the ARRA.  These three wind projects are IPL’s Whispering Willow - East wind project (200 MW capacity) that began commercial operation in the fourth quarter of 2009, WPL’s Bent Tree - Phase I wind project (200 MW capacity) that is expected to be fully commercially operational in 2011, and IPL’s Whispering Willow - West wind project (100 MW capacity) that is expected to begin commercial operation in 2012 pending regulatory approval for the project.  Alliant Energy, IPL and WPL continue to evaluate the three options to maximize the incentives for its wind projects.  Selection of the government grant option must be made prior to the application deadline on Sep. 30, 2011.  Selection of the investment tax credit option must be made prior to the due date of the Federal tax return for the calendar year the wind project begins commercial operation.  Alliant Energy, IPL and WPL currently plan to recognize production tax credits for their eligible wind project until an incentive option is selected for each project.  IPL currently expects to recognize production tax credits between $5 million to $10 million in 2010 for its Whispering Willow - East wind project.  The amount of production tax credits is dependent on the level of electricity output generated by the wind project, which is impacted by a variety of operating and economic parameters.  Any incentives for IPL’s and WPL’s wind projects are expected to be utilized in determining customers’ rates.

Maintenance Costs for Wind Projects - Wind projects require periodic maintenance to ensure reliability of operations.  IPL and WPL have entered into agreements with outside vendors to provide these services for their Whispering Willow - East and Bent Tree - Phase I wind projects.  IPL and WPL currently estimate approximately $7 million to $8 million of annual maintenance expenses for each of its Whispering Willow - East and Bent Tree - Phase I wind projects after they begin commercial operations.

Incentive Compensation Plans - Alliant Energy’s total compensation package includes an incentive compensation program, which provides substantially all of Alliant Energy’s non-bargaining employees an opportunity to receive annual short-term incentive cash payments based on the achievement of specific annual operational and financial performance measures.  The operational performance measures relate to diversity, safety and customer satisfaction and the financial performance measures include utility earnings per share from continuing operations and cash flows from operations generated by IPL, WPL and Corporate Services.  In addition, the total compensation program for certain key employees includes long-term incentive awards issued under an Equity Incentive Plan (EIP).  Refer to Note 6(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional discussion of outstanding awards issued under Alliant Energy’s EIP and Alliant Energy's proposed 2010 Omnibus Incentive Plan.  Alliant Energy, IPL and WPL are currently unable to determine what impacts these incentive compensation plans will have on their future financial condition or results of operations.

Resources’ Cedar River Railroad Bridge Grant - Resources’ railroad bridge over the Cedar River was severely damaged by flooding in 2008.  Resources’ reconstruction of the bridge was completed in July 2009.  Costs incurred by Resources for clean up and reconstruction of the bridge due to the flood damage were $9 million.  In May 2009, Resources was notified that it was awarded a $7 million grant from the Federal Railroad Administration (FRA), which will cover the majority of the cost to replace the bridge.  Resources is currently unable to determine when it will receive the $7 million from the FRA.  Any grant amounts received by Resources will primarily be used to reduce property, plant and equipment and therefore will not have a material impact on Alliant Energy’s results of operations.

Resources’ Interchange Project Grant Application - In 2009, Resources, along with the Iowa Department of Transportation, applied for a $7 million grant made available through the ARRA.  This grant is specific to the transportation industry and is available through the Transportation Investment Generating Economic Recovery Discretionary Grant process.  Any grant amounts received by Resources will be used to cover a majority of the engineering, procurement and construction costs for the addition of two rail spurs in Iowa.  Resources is currently unable to determine whether it will be awarded the $7 million grant funds.  Any grant amounts received by Resources will be used to reduce property, plant and equipment and therefore will not have a material impact on Alliant Energy’s results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported under “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Alliant Energy Corporation and subsidiaries (Alliant Energy) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Alliant Energy’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Alliant Energy’s management assessed the effectiveness of Alliant Energy’s internal control over financial reporting as of December 31, 2009 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, Alliant Energy’s management concluded that, as of December 31, 2009, Alliant Energy’s internal control over financial reporting was effective.

Deloitte & Touche LLP, Alliant Energy’s independent registered public accounting firm, has audited Alliant Energy’s internal control over financial reporting.  That report is set forth immediately prior to the report of Deloitte & Touche LLP on the financial statements included herein.

/s/ William D. Harvey
William D. Harvey
Chairman, President and Chief Executive Officer

/s/ Patricia L. Kampling
Patricia L. Kampling
Executive Vice President-Chief Financial Officer and Treasurer

/s/ Thomas L. Hanson
Thomas L. Hanson
Vice President-Controller and Chief Accounting Officer

February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Alliant Energy Corporation
Madison, Wisconsin

We have audited the internal control over financial reporting of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010, expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Alliant Energy Corporation
Madison, Wisconsin

We have audited the accompanying consolidated balance sheets of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, common equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 26, 2010

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$2,475.9	$2,411.3	$2,410.8
Gas	525.3	710.4	630.2
Other	92.9	102.1	71.7
Non-regulated	338.7	457.9	324.9
	3,432.8	3,681.7	3,437.6

Operating expenses:
Utility:
Electric production fuel and energy purchases	891.4	843.1	822.8
Purchased electric capacity	281.1	285.7	298.9
Electric transmission service	225.4	182.2	92.8
Cost of gas sold	347.9	519.6	441.1
Other operation and maintenance	599.7	620.4	595.4
Non-regulated operation and maintenance	314.3	397.4	270.9
Depreciation and amortization	275.6	241.9	262.7
Taxes other than income taxes	100.2	102.8	108.7
	3,035.6	3,193.1	2,893.3

Gain on sale of IPL's electric transmission assets	-	-	218.8

Operating income	397.2	488.6	763.1

Interest expense and other:
Interest expense	154.9	125.8	116.7
Loss on early extinguishment of debt	203.0	-	-
Equity income from unconsolidated investments, net	(36.6)	(33.2)	(29.3)
Allowance for funds used during construction	(39.7)	(24.7)	(7.8)
Interest income and other	(4.6)	(18.2)	(15.7)
	277.0	49.7	63.9

Income from continuing operations before income taxes	120.2	438.9	699.2

Income tax expense (benefit)	(9.2)	140.2	255.8

Income from continuing operations, net of tax	129.4	298.7	443.4

Income from discontinued operations, net of tax	0.3	8.0	0.6

Net income	129.7	306.7	444.0

Preferred dividend requirements of subsidiaries	18.7	18.7	18.7

Net income attributable to Alliant Energy common shareowners	$111.0	$288.0	$425.3

Weighted average number of common shares outstanding (basic) (000s)	110,268	110,170	112,284

Earnings per weighted average common share attributable to
Alliant Energy common shareowners (basic):
Income from continuing operations, net of tax	$1.01	$2.54	$3.78
Income from discontinued operations, net of tax	-	0.07	0.01
Net income	$1.01	$2.61	$3.79

Weighted average number of common shares outstanding (diluted) (000s)	110,352	110,308	112,521

Earnings per weighted average common share attributable to
Alliant Energy common shareowners (diluted):
Income from continuing operations, net of tax	$1.01	$2.54	$3.77
Income from discontinued operations, net of tax	-	0.07	0.01
Net income	$1.01	$2.61	$3.78

Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$110.7	$280.0	$424.7
Income from discontinued operations, net of tax	0.3	8.0	0.6
Net income	$111.0	$288.0	$425.3

Dividends declared per common share	$1.50	$1.40	$1.27

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements. 94
ALLIANT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2009	2008
	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$7,037.7	$6,018.8
Gas plant in service	798.1	761.6
Other plant in service	522.0	481.0
Accumulated depreciation (accum. depr.)	(2,909.5)	(2,766.2)
Net plant	5,448.3	4,495.2
Construction work in progress:
Whispering Willow - East wind project (Interstate Power and Light Company)	-	189.4
Bent Tree - Phase I wind project (Wisconsin Power and Light Company)	165.5	-
Other	238.5	294.2
Other, less accum. depr. of $5.8 and $5.5	67.3	22.4
Total utility	5,919.6	5,001.2
Non-regulated and other:
Non-regulated Generation, less accum. depr. of $36.2 and $51.2	133.1	230.1
Alliant Energy Corporate Services, Inc. and other, less accum. depr. of $160.4 and $157.9	150.3	122.2
Total non-regulated and other	283.4	352.3
	6,203.0	5,353.5

Current assets:
Cash and cash equivalents	175.3	346.9
Accounts receivable:
Customer, less allowance for doubtful accounts of $5.5 and $7.0	247.3	233.9
Unbilled utility revenues	169.0	186.2
Other, less allowance for doubtful accounts of $0.6 and $0.2	86.0	138.6
Income tax refunds receivable	170.0	67.7
Production fuel, at weighted average cost	140.2	111.7
Materials and supplies, at weighted average cost	53.8	55.8
Gas stored underground, at weighted average cost	44.8	75.0
Regulatory assets	154.4	101.6
Derivative assets	23.8	18.1
Other	112.7	110.1
	1,377.3	1,445.6

Investments:
Investment in American Transmission Company LLC	218.6	195.1
Other	62.9	60.9
	281.5	256.0

Other assets:
Regulatory assets	999.3	933.1
Deferred charges and other	174.9	213.3
	1,174.2	1,146.4

Total assets	$9,036.0	$8,201.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
CAPITALIZATION AND LIABILITIES	2009	2008
	(in millions, except per
	share and share amounts)
Capitalization:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 240,000,000 shares authorized;
110,656,498 and 110,449,099 shares outstanding	$1.1	$1.1
Additional paid-in capital	1,499.1	1,494.9
Retained earnings	1,281.7	1,336.2
Accumulated other comprehensive loss	(1.4)	(1.4)
Shares in deferred compensation trust - 262,161 and 238,241 shares
at a weighted average cost of $30.25 and $30.79 per share	(7.9)	(7.3)
Total Alliant Energy Corporation common equity	2,772.6	2,823.5
Cumulative preferred stock of Interstate Power and Light Company	183.8	183.8
Noncontrolling interest	2.1	2.1
Total equity	2,958.5	3,009.4
Cumulative preferred stock of Wisconsin Power and Light Company	60.0	60.0
Long-term debt, net (excluding current portion)	2,404.5	1,748.3
	5,423.0	4,817.7

Current liabilities:
Current maturities of long-term debt	101.5	136.4
Commercial paper	190.0	86.1
Accounts payable	332.2	425.1
Regulatory liabilities	102.7	101.9
Accrued taxes	78.3	52.5
Derivative liabilities	100.5	78.6
Other	168.9	157.6
	1,074.1	1,038.2

Other long-term liabilities and deferred credits:
Deferred income taxes	1,186.4	971.2
Regulatory liabilities	734.1	637.9
Pension and other benefit obligations	323.9	513.9
Other	294.5	222.6
	2,538.9	2,345.6

Commitments and contingencies (Note 12)

Total capitalization and liabilities	$9,036.0	$8,201.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Cash flows from operating activities:
Net income	$129.7	$306.7	$444.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	275.6	241.9	262.7
Other amortizations	42.1	44.5	47.3
Deferred tax expense and investment tax credits	94.3	73.5	99.7
Loss on early extinguishment of debt	203.0	-	-
Equity income from unconsolidated investments, net	(36.6)	(33.2)	(29.3)
Distributions from equity method investments	29.9	27.8	21.8
Equity component of allowance for funds used during construction	(28.2)	(17.2)	(2.0)
Gains on dispositions of assets, net	(0.9)	(0.5)	(236.9)
Other	15.6	16.6	6.1
Other changes in assets and liabilities:
Accounts receivable	73.5	(140.4)	30.0
Sale of accounts receivable	(25.0)	(75.0)	(25.0)
Income tax refunds receivable	(102.3)	(54.2)	3.2
Production fuel	(28.5)	(19.5)	(19.0)
Gas stored underground	30.2	(4.5)	(6.6)
Regulatory assets	(163.9)	(507.6)	129.3
Prepaid gas costs	22.7	(16.8)	(0.9)
Prepaid pension costs	-	65.5	(43.0)
Current deferred tax assets	(19.8)	(25.8)	33.1
Derivative assets	(3.4)	8.4	(27.9)
Accounts payable	(37.6)	19.8	31.5
Regulatory liabilities	136.7	(11.1)	8.7
Accrued taxes	25.8	(22.0)	10.0
Derivative liabilities	16.3	77.2	(66.5)
Deferred income taxes	118.9	74.6	(41.6)
Non-current taxes payable	60.7	(15.6)	1.0
Pension and other benefit obligations	(190.0)	311.3	(0.9)
Other	18.3	13.8	(21.3)
Net cash flows from operating activities	657.1	338.2	607.5

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Utility business	(1,149.6)	(842.4)	(516.0)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(53.0)	(36.6)	(26.0)
Advances for customer energy efficiency projects	(31.0)	(38.3)	(49.9)
Collections of advances for customer energy efficiency projects	63.6	38.3	36.5
Insurance proceeds received for property damages	37.7	18.1	-
Proceeds from asset sales	4.9	12.9	900.8
Purchases of emission allowances	(1.0)	-	(23.9)
Other	(20.5)	(18.1)	7.5
Net cash flows from (used for) investing activities	(1,148.9)	(866.1)	329.0

Cash flows from (used for) financing activities:
Common stock dividends	(165.5)	(154.3)	(143.2)
Preferred dividends paid by subsidiaries	(18.7)	(18.7)	(18.7)
Proceeds from issuance of long-term debt	800.2	500.0	300.0
Payments to retire long-term debt	(377.9)	(154.3)	(273.2)
Net change in short-term borrowings	103.9	(25.2)	(67.5)
Repurchase of common stock	(0.9)	(1.7)	(296.8)
Proceeds from issuance of common stock	1.0	1.3	34.1
Other	(21.9)	(17.9)	8.4
Net cash flows from (used for) financing activities	320.2	129.2	(456.9)

Net increase (decrease) in cash and cash equivalents	(171.6)	(398.7)	479.6
Cash and cash equivalents at beginning of period	346.9	745.6	266.0
Cash and cash equivalents at end of period	$175.3	$346.9	$745.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMMON EQUITY

						Total
				Accumulated	Shares in	Alliant
		Additional		Other	Deferred	Energy
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income (Loss)	Trust	Equity
	(in millions)
2007:
Beginning balance (a)	$1.2	$1,743.0	$923.6	$(8.7)	$(7.8)	$2,651.3
Net income attributable to Alliant Energy common shareowners			425.3			425.3
Common stock dividends			(143.2)			(143.2)
Common stock repurchased	(0.1)	(296.7)				(296.8)
Adoption of accounting for uncertain tax positions (Note 5)			(0.5)			(0.5)
Common stock issued and other		37.1			(0.9)	36.2
Other comprehensive income, net of tax				8.9		8.9
Ending balance	1.1	1,483.4	1,205.2	0.2	(8.7)	2,681.2

2008:
Net income attributable to Alliant Energy common shareowners			288.0			288.0
Common stock dividends			(154.3)			(154.3)
Adoption of new measurement date for retirement plans,
net of tax of ($2.6) (Note 6(a))			(2.7)			(2.7)
Common stock issued, repurchased and other, net		11.5			1.4	12.9
Other comprehensive loss, net of tax				(1.6)		(1.6)
Ending balance	1.1	1,494.9	1,336.2	(1.4)	(7.3)	2,823.5

2009:
Net income attributable to Alliant Energy
common shareowners			111.0			111.0
Common stock dividends			(165.5)			(165.5)
Common stock issued, repurchased and other, net		4.2			(0.6)	3.6
Ending balance	$1.1	$1,499.1	$1,281.7	$(1.4)	$(7.9)	$2,772.6

(a) Accumulated other comprehensive loss at Jan. 1, 2007 consisted of ($9.8) retirement benefits compensation-related adjustments,
$0.6 of net unrealized gains on securities and $0.5 of net unrealized gains on qualifying derivatives.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Net income	$129.7	$306.7	$444.0
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities, net of tax of $0.3, ($0.6) and $0.2	0.5	(1.0)	0.3
Less: reclassfication adjustment for gains (losses) included in net income, net of tax of $0.1, ($0.2) and $-	0.1	(0.3)	-
Net unrealized gains (losses) on securities	0.4	(0.7)	0.3
Pension and other postretirement benefits amortizations and reclassification to regulatory assets,
net of tax of ($0.2), ($0.6) and $6.8	(0.4)	(0.9)	9.1
Unrealized holding gains (losses) on qualifying derivatives, net of tax	-	-	-
Less: reclassification adjustment for gains included in net income, net of tax of $-, $- and $0.3	-	-	0.5
Net unrealized losses on qualifying derivatives	-	-	(0.5)
Total other comprehensive income (loss)	-	(1.6)	8.9
Comprehensive income	129.7	305.1	452.9
Preferred dividend requirements of subsidiaries	(18.7)	(18.7)	(18.7)
Comprehensive income attributable to Alliant Energy common shareowners	$111.0	$286.4	$434.2

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

IPL and WPL are utility subsidiaries that are engaged principally in the generation and distribution of electric energy and the distribution and transportation of natural gas in Iowa, Wisconsin and Minnesota.  IPL is also engaged in the generation and distribution of steam for certain customers in Cedar Rapids, Iowa.  Refer to Notes 1(e), 17 and 22 for discussion of IPL’s steam plant in service that was impacted by the severe flooding in downtown Cedar Rapids, Iowa in June 2008, Alliant Energy’s utility operations in Illinois sold in February 2007 and IPL’s electric transmission assets sold in December 2007, respectively.

Resources is comprised of RMT (including WindConnect®), Non-regulated Generation, Transportation and other non-regulated investments.  RMT provides renewable energy services and environmental consulting and engineering services to industrial and commercial clients nationwide.  Non-regulated Generation owns the 300 megawatt (MW), simple-cycle, natural gas-fired Sheboygan Falls Energy Facility near Sheboygan Falls, Wisconsin, which is leased to WPL for an initial period of 20 years ending in 2025.  Also included in Non-regulated Generation is Industrial Energy Applications, Inc. (IEA), which provides on-site energy services with small standby generators.  Transportation includes a short-line railway that provides freight service between Cedar Rapids, Iowa and Iowa City, Iowa; barge terminal and hauling services on the Mississippi River; and other transfer and storage services.

Corporate Services is the subsidiary formed to provide administrative services to Alliant Energy and its subsidiaries.

Basis of Presentation - The consolidated financial statements reflect investments in controlled subsidiaries on a consolidated basis and Alliant Energy’s proportionate shares of jointly owned utility facilities.  Unconsolidated investments, which Alliant Energy does not control, but does have the ability to exercise significant influence over operating and financial policies (generally, 20% to 50% voting interest), are accounted for under the equity method of accounting.  Investments that do not meet the criteria for consolidation or the equity method of accounting are accounted for under the cost method.  Alliant Energy, IPL and WPL did not reflect any variable interest entities on a consolidated basis in their consolidated financial statements.  Refer to Notes 9(a) and 19 for further discussion of equity method investments and variable interest entities, respectively.

All significant intercompany balances and transactions, other than certain energy-related transactions affecting IPL and WPL, have been eliminated from the consolidated financial statements.  Such energy-related transactions not eliminated include costs that are recoverable from customers through rate making processes.  The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S.) (GAAP), which give recognition to the rate making and accounting practices of the Federal Energy Regulatory Commission (FERC) and state commissions having regulatory jurisdiction.  Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.  Unless otherwise noted, the notes herein have been revised to exclude discontinued operations for all periods presented.

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

(b)  Regulatory Assets and Liabilities - Alliant Energy, IPL and WPL are subject to regulation by FERC and various state regulatory commissions.  As a result, Alliant Energy, IPL and WPL are subject to GAAP provisions for regulated operations, which provide that rate-regulated public utilities record certain costs and credits allowed in the rate making process in different periods than for non-regulated entities.  These are deferred as regulatory assets or accrued as regulatory liabilities and are generally recognized in the Consolidated Statements of Income at the time they are reflected in rates.

Regulatory Assets - At Dec. 31, regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2009	2008	2009	2008	2009	2008
Pension and other postretirement
benefits (Note 6(a))	$466.4	$577.6	$244.1	$310.8	$222.3	$266.8
Tax-related (Notes 1(c) and 5)	322.7	123.2	310.9	112.6	11.8	10.6
Derivatives (Note 11(a))	116.3	95.9	51.2	82.9	65.1	13.0
Asset retirement obligations (Note 18)	47.1	44.0	32.4	30.6	14.7	13.4
Environmental-related (Note 12(e))	40.6	41.9	34.1	33.8	6.5	8.1
Proposed base-load projects	37.0	65.8	24.3	30.2	12.7	35.6
Proposed clean air compliance projects	19.3	20.7	9.0	12.5	10.3	8.2
Debt redemption costs (Note 1(r))	18.8	20.3	11.1	12.1	7.7	8.2
WPL’s benefits costs	12.0	--	--	--	12.0	--
IPL’s flood-related costs	8.0	--	8.0	--	--	--
WPL’s Midwest Independent Transmission
System Operator (MISO)-related costs	5.0	10.0	--	--	5.0	10.0
Other	60.5	35.3	18.7	8.8	41.8	26.5
	$1,153.7	$1,034.7	$743.8	$634.3	$409.9	$400.4

A portion of the regulatory assets in the above table are not earning a return.  These regulatory assets are expected to be recovered from customers in future rates, however the carrying costs of these assets are borne by Alliant Energy’s shareowners.  At Dec. 31, 2009, IPL and WPL had $62 million and $25 million, respectively, of regulatory assets representing past expenditures that were not earning a return.  IPL’s regulatory assets that were not earning a return consisted primarily of costs for proposed base-load and clean air compliance projects, debt redemption costs and flood-related costs.  WPL’s regulatory assets that were not earning a return consisted primarily of debt redemption costs, the wholesale portion of costs for proposed base-load and clean air compliance projects and the retail portion of under collected natural gas costs.  All other regulatory assets reported in the above table either earn a return or the cash has not yet been expended, in which case the assets are offset by liabilities that also do not incur a carrying cost.

Pension and other postretirement benefits - The Iowa Utilities Board (IUB) and Public Service Commission of Wisconsin (PSCW) have authorized IPL and WPL, respectively, to record the retail portion of their previously unrecognized net actuarial gains and losses, prior service costs and credits, and transition assets and obligations as regulatory assets in lieu of accumulated other comprehensive loss on their respective Consolidated Balance Sheets.  IPL and WPL also recognize the wholesale portion of their previously unrecognized net actuarial gains and losses, prior service costs and credits and transition assets and obligations as regulatory assets on their respective Consolidated Balance Sheets because these costs are expected to be recovered in rates in future periods under the formula rate structure implemented in 2007.  These regulatory assets will be increased or decreased as the net actuarial gains or losses, prior service costs or credits, and transition assets or obligations are subsequently amortized and recognized as a component of net periodic benefit costs.

Tax-related - IPL and WPL record regulatory assets for certain temporary differences (primarily related to utility property, plant and equipment at IPL) that result in a decrease in current rates charged to customers and an increase in future rates charged to customers based on the timing of income tax expense that is used to determine such rates.   These temporary differences include the impact of accelerated tax depreciation, which contributes to lower income tax expense during the first part of an asset’s useful life and higher tax expense during the last part of an asset’s useful life.  These regulatory assets will be recovered from customers in the future when these temporary differences reverse resulting in additional income tax expense used to determine customers’ rates.  Refer to Note 5 for discussion of a change in the tax methods for accounting for repairs expenditures and allocating flood insurance proceeds, which resulted in a material increase in regulatory assets on Alliant Energy’s and IPL’s Consolidated Balance Sheets during 2009.

Derivatives - IPL and WPL generally record unrealized losses from their derivative instruments with offsets to regulatory assets based on their fuel and natural gas cost recovery mechanisms, which allow prudently incurred costs from derivative instruments to be recovered from customers in the future when any losses are realized.

Asset retirement obligations - IPL and WPL believe it is probable that any differences between expenses accrued for legal asset retirement obligations related to its regulated operations and expenses recovered currently in rates will be recoverable in future rates, and is deferring the difference as a regulatory asset.

Environmental-related - The IUB has permitted utilities to recover prudently incurred costs by allowing a representative level of manufactured gas plants (MGP) costs in retail gas rate cases.  Under the current rate making treatment approved by the PSCW, the MGP expenditures of WPL are deferred and collected from retail gas customers over a five-year period after new rates are implemented.  The Minnesota Public Utilities Commission (MPUC) also allows the deferral of MGP-related costs applicable to the Minnesota sites and IPL has been successful in obtaining approval to recover such costs in retail gas rates in Minnesota.  Regulatory assets have been recorded by IPL and WPL, which reflect the probable future rate recovery of MGP expenditures.

Proposed base-load projects
IPL’s base-load project - In March 2009, IPL announced a decision to cancel the construction of the proposed 630 MW coal-fired electric generating facility in Marshalltown, Iowa referred to as Sutherland #4.  Costs included in the above table as of Dec. 31, 2009 and 2008 include the remaining Iowa retail portion of costs related to this project.  In addition, costs included in the above table as of Dec. 31, 2008 include the remaining Minnesota retail portion of costs related to this project.

Iowa retail - In January 2010, IPL received approval from the IUB to recover $26 million of the Sutherland #4 costs from its retail customers in Iowa by amortizing the costs over a five-year period ending September 2014 and offsetting the amortization of these costs with an equal reduction of the regulatory liability resulting from the sale of the Duane Arnold Energy Center (DAEC).  The IUB also determined that IPL should not include the unamortized balance of these Sutherland #4 costs in rate base during the five-year recovery period.

Minnesota retail - In November 2009, the MPUC issued a decision denying IPL’s request to defer the Minnesota retail portion of the Sutherland #4 costs as of Dec. 31, 2008 in the above table.  As a result of this MPUC decision, Alliant Energy and IPL recorded a pre-tax regulatory-related charge of $2 million in “Other operation and maintenance” on their Consolidated Statements of Income in 2009.

Refer to Note 12(g) for discussion of a settlement agreement entered into in the fourth quarter of 2009 related to a request from the joint partners for reimbursement of their portion of the Sutherland #4 costs.

WPL’s base-load project - In December 2008, the PSCW issued an order denying WPL’s application to construct a 300 MW coal-fired electric generating facility in Cassville, Wisconsin referred to as Nelson Dewey #3.  Costs included in the above table reflect the remaining retail and wholesale portions of costs related to this project.

Retail portion - In December 2008, WPL received approval from the PSCW to recover $4 million from its retail customers during calendar year 2009 for a portion of the costs incurred through December 2007.  In December 2009, WPL received approval from the PSCW to recover an additional $11 million of project costs from its retail customers over a five-year period ending December 2014.  In December 2009, the PSCW also denied WPL recovery of the remaining project costs, which represent all project costs incurred by WPL after June 2008 and one-half of the pre-construction project costs incurred by WPL prior to July 2008.  As a result of this PSCW order, Alliant Energy and WPL recorded a pre-tax regulatory-related charge of $11 million in “Other operation and maintenance” on their Consolidated Statements of Income in 2009.

Wholesale portion - In April 2009, WPL executed an agreement with its wholesale customers to recover $4 million of the wholesale portion of the capitalized expenditures for the Nelson Dewey #3 project that were incurred by WPL through December 2008.  The agreement allows WPL to recover the $4 million of capitalized expenditures from its wholesale customers over a 12-month period ending May 2010.  As a result of this agreement, Alliant Energy and WPL recorded a pre-tax regulatory-related charge of $4 million in “Other operation and maintenance” on their Consolidated Statements of Income in 2008.

Proposed Clean Air Compliance Program (CACP) projects - CACP projects require material expenditures for activities related to determining the feasibility of environmental compliance projects under consideration.  These expenditures commonly called preliminary survey and investigation charges are generally recorded as regulatory assets on the Consolidated Balance Sheet in accordance with FERC regulations.  In Iowa, no specific retail authorization is required before charging these costs to regulatory asset accounts.  In Wisconsin, the retail portion of these amounts is expensed immediately unless otherwise authorized by the PSCW.  However, since these amounts are material for WPL’s CACP projects, WPL requested and received deferral accounting approval to record the retail portion of these costs as regulatory assets on the Consolidated Balance Sheet.

For IPL, amounts deferred and recorded as preliminary survey and investigation charges do not include any accrual of carrying costs or allowance for funds used during construction (AFUDC).  Upon regulatory approval of the projects, all such amounts included as preliminary survey and investigation charges are transferred to construction work in progress (CWIP) and begin to accrue AFUDC.

For WPL, the wholesale portion of amounts deferred and recorded as preliminary survey and investigation charges do not include any accrual of carrying costs or AFUDC.  WPL’s retail portion of deferred preliminary survey and investigation charges (commonly referred to as pre-certification expenditures) and construction expenditures incurred prior to project approval that are recorded in regulatory assets include accrual of carrying costs as prescribed in the approved deferral order.  Upon regulatory approval of the project, the wholesale portion of deferred preliminary survey and investigation charges as well as all pre-construction expenditures are transferred to CWIP and begin to accrue AFUDC.  The retail portion of deferred preliminary survey and investigation charges or pre-certification expenditures remain as regulatory assets until they are approved for inclusion in revenue requirements and amortized to expense.  In December 2009, WPL received approval from the PSCW to recover $4 million from its retail customers over a three-year period ending December 2012 for a portion of the pre-certification expenditures incurred through December 2008.

IPL and WPL anticipate that all remaining costs for proposed clean air compliance projects are probable of recovery from future rates charged to customers.  The recovery period for these remaining costs will generally be determined by regulators in future rate proceedings.

Debt redemption costs - For debt retired early with no subsequent re-issuance, IPL and WPL defer any unamortized debt issuance costs and discounts as regulatory assets.  These regulatory assets are amortized over the remaining original life of the debt retired early.  Losses resulting from the refinancing of debt by IPL and WPL are deferred as regulatory assets and amortized over the life of the new debt issued.

WPL benefits costs - In December 2008, WPL received approval from the PSCW to defer the retail portion of pension and other benefit costs charged to other operation and maintenance expenses during 2009 in excess of $4 million.  WPL’s retail portion of pension and other benefit costs expensed during 2009 were $16 million resulting in the recognition of a regulatory asset of $12 million for the deferred portion of these costs.  In December 2009, WPL received approval from the PSCW to recover the deferred costs over a five-year period ending December 2014.

IPL flood-related costs - In January 2010, IPL received approval from the IUB to recover $8 million from its retail customers in Iowa over a four-year period ending December 2013 related to costs incurred in 2008 as a result of severe flooding in IPL’s service territory.  These costs included $4 million of operations and maintenance expenses and $4 million of charges for leasing temporary generating capacity.  Based on information presented during the rate proceeding in 2009 and the order received in January 2010, Alliant Energy and IPL recorded pre-tax regulatory-related credits of $4 million in “Other operation and maintenance” and $4 million in “Purchased electric capacity” on their Consolidated Statements of Income in 2009.

WPL MISO-related costs - In August 2007, the PSCW issued an order requiring WPL to discontinue, effective Dec. 31, 2007, the deferral of the retail portion of certain costs incurred by WPL to participate in the MISO market.  WPL incurred $10 million of deferred retail costs prior to 2008 to participate in the MISO market that were recognized in regulatory assets on Alliant Energy’s and WPL’s Consolidated Balance Sheets.  In December 2008, WPL received approval from the PSCW to recover the $10 million of deferred retail costs over a two-year period ending December 2010.  MISO costs incurred after Dec. 31, 2007 are subject to recovery through WPL’s retail electric fuel-related cost recovery mechanism.

Other - IPL and WPL assess whether their regulatory assets are probable of future recovery by considering factors such as applicable regulations, recent orders by the applicable regulatory agencies, historical treatment of similar costs by the applicable regulatory agencies and regulatory environment changes.  Based on these assessments, IPL and WPL believe the regulatory assets recognized as of Dec. 31, 2009 in the above table are probable of future recovery.  However, no assurance can be made that IPL and WPL will recover all of these regulatory assets in future rates.  If future recovery of a regulatory asset ceases to be probable, the regulatory asset will be charged to expense in the period in which future recovery ceases to be probable.

Regulatory Liabilities - At Dec. 31, regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2009	2008	2009	2008	2009	2008
Cost of removal obligations	$402.9	$408.5	$259.9	$257.9	$143.0	$150.6
Tax-related (Notes 1(c) and 5)	178.5	16.9	166.3	4.9	12.2	12.0
IPL electric transmission assets sale	83.6	90.8	83.6	90.8	--	--
Emission allowances (Note 15)	53.4	64.4	47.2	57.1	6.2	7.3
IPL DAEC sale	47.0	65.3	47.0	65.3	--	--
Commodity cost recovery (Notes 1(h) and 2)	26.2	71.1	22.0	32.9	4.2	38.2
Derivatives (Note 11(a))	25.4	10.5	13.2	1.6	12.2	8.9
Other	19.8	12.3	5.5	4.3	14.3	8.0
	$836.8	$739.8	$644.7	$514.8	$192.1	$225.0

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

Tax-related - Refer to Note 5 for discussion of a change in the tax methods for accounting for repairs expenditures and allocating flood insurance proceeds, which resulted in a material increase in regulatory liabilities on Alliant Energy’s and IPL’s Consolidated Balance Sheets during 2009.

IPL electric transmission assets sale - In December 2007, IPL completed the sale of its electric transmission assets to ITC Midwest LLC (ITC) and recognized a gain based on the terms of the agreement.  Upon closing of the sale, IPL established a regulatory liability of $89 million pursuant to conditions established by the IUB when it allowed the transaction to proceed.  The regulatory liability represented the present value of IPL’s obligation to refund to its customers payments beginning in the year IPL’s customers experience an increase in rates related to the transmission charges assessed by ITC.

In June 2009, the IUB issued an order authorizing IPL to use a portion of this regulatory liability to reduce Iowa retail electric customers’ rates by $12 million for the period from July 2009 through February 2010 with billing credits included in the monthly energy adjustment clause.  As of Dec. 31, 2009, IPL refunded $8 million to its Iowa retail electric customers.  In January 2010, the IUB issued an order authorizing IPL to use $46 million of this regulatory liability to offset electric transmission costs expected to be billed to IPL by ITC in 2010 related to ITC’s 2008 transmission revenue adjustment.  Refunds related to the remaining balance of this regulatory liability are expected to be determined in future rate proceedings.  Refer to Note 22 for additional information regarding the electric transmission assets sale.

Emission allowances - IPL and WPL have entered into various transactions for the purchase and sale or non-monetary exchange of sulfur dioxide (SO2) and nitrogen oxide (NOx) emission allowances.  The emission allowances acquired in these transactions were recorded as intangible assets.  The value received from these transactions was recorded as regulatory liabilities given the emission allowances relinquished had a zero-cost basis.  The amortization of these intangible assets and regulatory liabilities are equal and offsetting and based on the amount of the emission allowances acquired that were utilized each reporting period.

IPL DAEC sale - In January 2006, IPL completed the sale of its 70% ownership interest in DAEC and recognized a regulatory liability of approximately $59 million from the transaction based on the terms of the sale agreement.  Pursuant to the IUB order approving the DAEC sale, the gain resulting from the sale was used to establish a regulatory liability.  In 2009, IPL received $12 million as part of a settlement of a claim filed against the U.S. Department of Energy (DOE) in 2004 for recovery of damages due to the DOE’s delay in accepting spent nuclear fuel produced at DAEC.  IPL recognized the $12 million received from the settlement as an increase to the regulatory liability established with the sale of DAEC.  The regulatory liability accrues interest at the monthly average U.S. Treasury rate for three-year maturities.

In September 2009, the IUB authorized IPL to utilize this regulatory liability to offset AFUDC for investments in new generation in Iowa.  In 2009, IPL recognized a $29 million reduction in this regulatory liability with an offsetting reduction in electric plant in service related to the cumulative AFUDC recognized for the Whispering Willow - East wind project.  In January 2010, IPL received approval from the IUB to utilize $26 million of this regulatory liability to offset the amortization of costs incurred for the Sutherland #4 project over a five-year period ending September 2014.

Commodity cost recovery - The wholesale electric rates and retail gas rates of IPL and WPL as well as the retail electric rates of IPL provide for subsequent adjustments to rates for changes in prudently incurred commodity costs used to serve customers.  The cumulative under/over collection of these commodity costs are recorded as regulatory assets/liabilities until they are automatically reflected in future billings to customers.  Refer to Note 2 for discussion of certain rate refund reserves recorded as regulatory liabilities on Alliant Energy’s and WPL’s Consolidated Balance Sheets related to the commodity cost recovery mechanism used to determine WPL’s retail electric rates.

Derivatives - IPL and WPL generally record unrealized gains from their derivative instruments with offsets to regulatory liabilities based on their fuel and natural gas cost recovery mechanisms, which require gains from derivative instruments to be refunded to customers in the future when any gains are realized.

(c)  Income Taxes - Alliant Energy, IPL and WPL follow the liability method of accounting for deferred income taxes, which requires the establishment of deferred income tax assets and liabilities, as appropriate, for temporary differences between the tax basis of assets and liabilities and the amounts reported in the consolidated financial statements.  Deferred income taxes are recorded using currently enacted tax rates.  Changes in deferred income tax assets and liabilities associated with certain property-related basis differences at IPL are accounted for differently than other subsidiaries of Alliant Energy as a result of rate making practices in Iowa.  Deferred tax expense (benefit) is not recorded by IPL for certain temporary differences (primarily related to utility property, plant and equipment at IPL) because retail rates in Iowa only reflect the impact of current tax expense (benefit).  As IPL’s deferred taxes become payable (over periods exceeding 30 years for some generating plant differences) they are recovered through retail rates.  Accordingly, IPL has recorded deferred tax liabilities and regulatory assets for certain temporary differences, as identified in Note 1(b).  In Wisconsin, the PSCW has allowed rate recovery of deferred taxes on all temporary differences since August 1991.

Alliant Energy, IPL and WPL recognize positions taken, or expected to be taken, in income tax returns that are more-likely-than-not to be realized, assuming that the position will be examined by tax authorities with full knowledge of all relevant information.  If it is more-likely-than-not that a tax position, or some portion thereof, will not be sustained, the related tax benefits are not recognized in the financial statements.  For the majority of uncertain tax positions, the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility.  Uncertain tax positions may result in an increase in income taxes payable, a reduction of income tax refunds receivable or changes in deferred taxes.  Also, when uncertainty about the deductibility of an amount is limited to the timing of such deductibility, the increase in taxes payable (or reduction in tax refunds receivable) is accompanied by a decrease in deferred tax liabilities.  Alliant Energy, IPL and WPL recognize current taxes payable related to uncertain tax positions in “Accrued taxes” and non-current taxes payable related to uncertain tax positions in “Other long-term liabilities and deferred credits” on their respective Consolidated Balance Sheets.  Alliant Energy, IPL and WPL recognize net interest and penalties related to uncertain tax positions in “Income tax expense (benefit)” in their respective Consolidated Statements of Income.  Refer to Note 5 for further discussion of uncertain tax positions.

Alliant Energy, IPL and WPL defer investment tax credits and amortize the credits to income over the average lives of the related property.  Other tax credits for Alliant Energy, IPL and WPL reduce income tax expense in the year claimed.

Alliant Energy, IPL and WPL have elected the alternative transition method to calculate their beginning pool of excess tax benefits available to absorb any tax deficiencies associated with recognition of share-based payment awards.

(d)  Cash and Cash Equivalents - Cash and cash equivalents include short-term liquid investments that have original maturities of less than 90 days.  At Dec. 31, 2009 and 2008, the majority of Alliant Energy’s cash and cash equivalents were invested in money market funds providing daily liquidity.  The yield on these funds can fluctuate daily.  Information on Alliant Energy’s cash and cash equivalents at Dec. 31 was as follows (dollars in millions):

	2009	2008
Total cash and cash equivalents	$175	$347
Money market fund investments	$169	$339
Interest rates on money market fund investments	0.09 - 0.11%	1.43 - 1.83%

(e)  Utility Property, Plant and Equipment -
General - Utility plant in service (other than acquisition adjustments) is recorded at the original cost of construction, which includes material, labor, contractor services, AFUDC and allocable overheads, such as supervision, engineering, benefits, certain taxes and transportation.  At Dec. 31, 2009 and 2008, IPL had $13.5 million and $14.7 million, respectively, of acquisition adjustments, net of accumulated amortization, included in utility plant ($3.0 million and $3.2 million, respectively, of such balances are currently being recovered in IPL’s rates).  Repairs, replacements and renewals of items of property determined to be less than a unit of property or that do not increase the property’s life or functionality are charged to maintenance expense.  Ordinary retirements of utility plant and salvage value are netted and charged to accumulated depreciation upon removal from utility plant accounts and no gain or loss is recognized.  Removal costs incurred are charged to a regulatory liability.

Electric plant in service - Electric plant in service by functional category at Dec. 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2009	2008	2009	2008	2009	2008
Generation	$3,402.0	$2,632.8	$2,263.1	$1,589.1	$1,138.9	$1,043.7
Distribution	3,371.9	3,147.3	1,842.9	1,745.1	1,529.0	1,402.2
Other	263.8	238.7	205.2	184.3	58.6	54.4
	$7,037.7	$6,018.8	$4,311.2	$3,518.5	$2,726.5	$2,500.3

Wind Generation Projects -
IPL’s Whispering Willow Wind Project - In 2007, IPL acquired approximately 500 MW of wind site capacity in Franklin County, Iowa referred to as the Whispering Willow wind project.  The initial 200 MW of the wind project, referred to as the Whispering Willow - East wind project, began commercial operation in 2009.  Future development of the balance of the wind project will depend on numerous factors such as renewable portfolio standards, availability of wind turbines and transmission capabilities.

In February 2008, IPL received approval from the IUB to construct the initial 200 MW of the wind project.  The advanced rate making principles for this project, as approved by the IUB in February 2008, included a predetermined level, or “cost cap,” of $417 million for construction costs.  Final construction costs for the project exceeded this cost cap.  Therefore, IPL will be required to demonstrate the construction costs above the cost cap are prudent and reasonable in order to recover the additional costs in future electric rates.  Alliant Energy and IPL believe the construction costs incurred for Whispering Willow - East through Dec. 31, 2009 are prudent and reasonable.

As of Dec. 31, 2009, IPL incurred construction costs of $466 million and recognized AFUDC of $29 million related to the project.  The capitalized project costs of $466 million were transferred from “Construction work in progress - Whispering Willow - East wind project” to “Electric plant in service” on Alliant Energy’s and IPL’s Consolidated Balance Sheets in 2009.  The capitalized costs for the project are being depreciated using a straight-line method of depreciation over a 25-year period.  Refer to Note 1(b) for discussion of the regulatory liability established at the time of the DAEC sale, a portion of which was used in 2009 to offset the Whispering Willow - East wind project plant in service balance related to the $29 million of AFUDC recognized for this project.  Refer to Note 18 for discussion of asset retirement obligations recorded by IPL in 2009 related to its Whispering Willow - East wind project.

As of Dec. 31, 2009, IPL had $39 million recorded in “Other property, plant and equipment” on Alliant Energy’s and IPL’s Consolidated Balance Sheets related to the remaining approximately 300 MW of site capacity for the Whispering Willow wind project and an initial payment to Vestas-American Wind Technology, Inc. (Vestas) for 100 MW of wind turbine generator sets and related equipment.

WPL’s Bent Tree Wind Project - In March 2009, WPL acquired approximately 400 MW of wind site capacity in Freeborn County, Minnesota, referred to as the Bent Tree wind project.  The initial 200 MW of the wind project is expected to begin construction in 2010.  Future development of the balance of the wind project will depend on numerous factors such as renewable portfolio standards, availability of wind turbines and transmission capabilities.

In 2009, WPL received approval from the MPUC and PSCW to construct the initial 200 MW of the wind project.  The capitalized costs related to this 200 MW wind project were transferred from “Other property, plant and equipment” to “Construction work in progress - Bent Tree - Phase I wind project” on Alliant Energy’s and WPL’s Consolidated Balance Sheets in 2009 upon receiving regulatory approval for the project.  As of Dec. 31, 2009, WPL incurred costs of $162 million and recognized $3 million of AFUDC related to the 200 MW wind project.  The $162 million of incurred costs includes payments to Vestas for 200 MW of wind turbine generator sets and related equipment and site acquisition costs.

As of Dec. 31, 2009, WPL’s capitalized costs related to the remaining approximately 200 MW of wind site capacity for the Bent Tree wind project were $14 million and were recorded in “Other property, plant and equipment” on Alliant Energy’s and WPL’s Consolidated Balance Sheets.

WPL’s Green Lake and Fond du Lac Counties Wind Site - In March 2009, WPL purchased development rights to an approximately 100 MW wind site in Green Lake and Fond du Lac Counties in Wisconsin.  As of Dec. 31, 2009, WPL’s capitalized costs related to this wind project were $5 million and were recorded in “Other property, plant and equipment” on Alliant Energy’s and WPL’s Consolidated Balance Sheets.

WPL’s Acquisition of the Neenah Energy Facility - In June 2009, WPL acquired a 300 MW, simple-cycle, dual-fueled (natural gas/diesel) electric generating facility and related inventories (diesel fuel and materials and supplies) located in Neenah, Wisconsin from Resources for $92 million.  The purchase price was allocated to property, plant and equipment ($90 million), production fuel ($1 million) and materials and supplies ($1 million) based on the net book value of the assets acquired.  WPL’s acquisition of the Neenah Energy Facility from Resources resulted in a $90 million decrease in “Non-regulated Generation property, plant and equipment” and a $90 million increase in “Electric plant in service” on Alliant Energy’s Consolidated Balance Sheet in 2009.  The Neenah Energy Facility is being depreciated using a group method of depreciation over a 30-year period.

WPL’s Rock River and Blackhawk Generating Units - In 2009, WPL ceased operations and retired four of its gas-fired electric generating units know as Rock River Units 1 and 2, and Blackhawk Units 3 and 4 to reduce operating costs.  These retirements were recorded as reductions of $58 million to “Electric plant in service” and “Utility accumulated depreciation” on Alliant Energy’s and WPL’s Consolidated Balance Sheets in 2009.

IPL’s Sixth Street Generating Station - IPL’s Sixth Street Generating Station was shut down in June 2008 as a result of significant damage caused by severe flooding in downtown Cedar Rapids.  The Sixth Street Generating Station was a facility that generated electricity and was also the primary source of steam generating capability in downtown Cedar Rapids.  IPL is currently evaluating the future viability of generating electricity at its Sixth Street Generating Station.  As of Dec. 31, 2009, Alliant Energy and IPL had $48 million recorded in “Electric plant in service” and $20 million recorded in “Utility accumulated depreciation” on their Consolidated Balance Sheets related to the electric portion of IPL’s Sixth Street Generating Station.

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

	IPL			WPL
	2009	2008	2007	2009	2008 (a)	2007
Electric	3.1%	3.1%	2.8%	3.2%	3.2%	3.5%
Gas	3.1%	3.0%	2.9%	2.8%	3.1%	3.6%
(a)
Effective July 1, 2008, WPL implemented updated depreciation rates as a result of a new depreciation study.  These updated depreciation rates increased Alliant Energy’s net income in 2008 as compared to 2007 by approximately $5.3 million, or $0.05 per share.

AFUDC - AFUDC represents costs to finance construction additions including a return on equity component and cost of debt component as required by regulatory accounting.  The concurrent credit for the amount of AFUDC capitalized is recorded as “Allowance for funds used during construction” in the Consolidated Statements of Income.  The amount of AFUDC generated by equity and debt components was as follows (in millions):

	Alliant Energy			IPL			WPL
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Equity	$28.2	$17.2	$2.0	$24.2	$10.8	$0.5	$4.0	$6.4	$1.5
Debt	11.5	7.5	5.8	9.8	4.3	4.7	1.7	3.2	1.1
	$39.7	$24.7	$7.8	$34.0	$15.1	$5.2	$5.7	$9.6	$2.6

The increase in Alliant Energy’s and IPL’s AFUDC in 2009 and 2008 compared to 2007 was primarily due to AFUDC recognized in 2009 and 2008 for IPL’s Whispering Willow - East wind project.  IPL’s Whispering Willow - East wind project was placed in service in the fourth quarter of 2009.  The increase in WPL’s AFUDC in 2008 compared to 2009 and 2007 was primarily due to AFUDC recognized in 2008 for WPL’s Cedar Ridge wind project.  WPL’s Cedar Ridge wind project was placed in service in the fourth quarter of 2008.

In the fourth quarter of 2009, Alliant Energy and IPL recorded an out-of-period adjustment of $5.4 million to correct an error in IPL’s AFUDC calculation that was immaterial to prior periods.  The $5.4 million reduction in AFUDC in the fourth quarter of 2009 is comprised of the following impacts to prior periods (in millions):

		2009
	2008	First Quarter	Second Quarter	Third Quarter	Total
IPL AFUDC calculation correction	$1.2	$1.2	$1.3	$1.7	$5.4

AFUDC for IPL’s construction projects is calculated in accordance with FERC guidelines.  AFUDC for WPL’s retail and wholesale jurisdiction construction projects is calculated in accordance with PSCW and FERC guidelines, respectively.  The AFUDC recovery rates, computed in accordance with the prescribed regulatory formula, were as follows:

	2009	2008	2007
IPL (FERC formula - Whispering Willow - East)	8.4%	8.0%	--
IPL (FERC formula - other projects)	8.0%	7.6%	6.3%
WPL (PSCW formula - retail jurisdiction) (a)	9.0%	9.0%	9.0%
WPL (FERC formula - wholesale jurisdiction)	6.7%	6.8%	5.5%
(a)
Consistent with the PSCW’s most recent retail rate case order issued in December 2009, WPL will earn a current return on 50% of the estimated CWIP related to its Bent Tree - Phase I wind project for 2010 and accrue AFUDC on the remaining 50% beginning Jan. 1, 2010.  In addition, the PSCW’s order changed WPL’s AFUDC recovery rate to 8.76% from 9.0% effective Jan. 1, 2010.

(f)  Non-regulated and Other Property, Plant and Equipment - Non-regulated and other property, plant and equipment is recorded at the original cost of construction, which includes material, labor and contractor services.  Repairs, replacements and renewals of items of property determined to be less than a unit of property or that do not increase the property’s life or functionality are charged to maintenance expense.  The Sheboygan Falls Energy Facility within Alliant Energy’s Non-regulated Generation business represents a significant portion of the non-regulated and other property, plant and equipment and is being depreciated using the straight-line method over a 35-year period.  The property, plant and equipment related to Corporate Services, RMT, Transportation, Industrial Energy Applications, Inc. and other non-regulated investments is depreciated using the straight-line method over periods ranging from 5 to 30 years.  Upon retirement or sale of non-regulated and other property, plant and equipment, the original cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the Consolidated Statements of Income.  Refer to Note 1(e) for discussion of WPL’s purchase of the Neenah Energy Facility from Resources in June 2009.

(g)  Operating Revenues -
Utility - Revenues from Alliant Energy’s utility business are primarily from electricity and natural gas sales and are recognized on an accrual basis as services are rendered or commodities are delivered to customers.  IPL and WPL recognize unbilled revenues based on estimated amounts of electricity and natural gas delivered but not yet billed to customers at the end of each reporting period.

IPL and WPL participate in bid/offer-based wholesale energy and ancillary services markets operated by MISO.  The markets require that all market participants, including IPL and WPL, submit hourly day-ahead and/or real-time bids and offers for energy and ancillary services at locations across the MISO region.  The day-ahead and real-time transactions are grouped together, resulting in a net supply to or net purchase from MISO of megawatt-hours (MWhs) for each hour of each day.  The net supply to MISO is recorded in “Electric operating revenues” and the net purchase from MISO is recorded in “Electric production fuel and energy purchases” in the Consolidated Statements of Income.

Non-regulated - Revenues from Alliant Energy’s non-regulated businesses are primarily from its RMT business and are recognized on an accrual basis based on services provided as specified under contract terms.  Alliant Energy’s RMT business accounts for revenues from certain large construction management projects under the percentage of completion and cost-to-cost methods.  Revenues from fixed-price and modified fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total costs for each contract.  This method is used because management considers total costs to be the best available measure of progress on these contracts.  Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the reporting period plus the fee earned, measured by the cost-to-cost method.  Revenues from time-and-material contracts are recognized in the period the work is performed.

Taxes Collected from Customers - Certain of Alliant Energy’s subsidiaries serve as collection agents for sales or various other taxes and record revenues on a net basis.  Operating revenues do not include the collection of the aforementioned taxes.

(h)  Utility Cost Recovery Mechanisms -
Electric Production Fuel and Energy Purchases - IPL and WPL burn coal and other fossil fuels to produce electricity at their generating facilities to meet the demand of their customers and charge the cost of fossil fuels used during each period to electric production fuel expense.  IPL and WPL also purchase electricity to meet the demand of their customers and charge these costs to energy purchases expense.

The tariffs for IPL’s retail electric customers and IPL’s and WPL’s wholesale electric customers provide for subsequent adjustments to their electric rates for changes in electric production fuel and purchased energy expenses.  Changes in the under/over collection of these expenses are also recognized in electric production fuel and energy purchases expense.  The cumulative effects of the under/over collection of these costs are recorded in Alliant Energy’s, IPL’s and WPL’s Consolidated Balance Sheets as current regulatory assets or current regulatory liabilities until they are reflected in future billings to customers.

WPL’s retail electric rates approved by the PSCW are based on forecasts of forward-looking test periods and include estimates of future electric production fuel and purchased energy expenses (fuel-related costs) anticipated during the test period.  During each electric retail rate proceeding, the PSCW sets fuel monitoring ranges based on the forecasted fuel-related costs used to determine retail base rates.  If WPL’s actual fuel-related costs fall outside these fuel monitoring ranges during the test period, WPL and/or other parties can request, and the PSCW can authorize, an adjustment to future retail electric rates based on changes in fuel-related costs only.  The PSCW may authorize an interim retail rate increase.  However, if the final retail rate increase is less than the interim retail rate increase, WPL must refund the excess collection to retail customers with interest at the current authorized return on common equity rate.

Purchased Electric Capacity - IPL and WPL enter into purchased power agreements (PPAs) to help meet the electricity demand of their customers.  Certain of these PPAs include minimum payments for IPL’s and WPL’s rights to electric generating capacity, which are charged to purchased electric capacity expense.  Purchased electric capacity expenses are recovered from the retail electric customers of IPL and WPL through changes in base rates determined during periodic rate proceedings.  Purchased electric capacity expenses are recovered from wholesale electric customers of IPL and WPL through annual changes in base rates determined by a formula rate structure.

Electric Transmission Service - IPL and WPL incur costs for the transmission of electricity to their customers and charge these costs to electric transmission service expense.  Electric transmission service expenses are recovered from retail electric customers of IPL and WPL through changes in base rates determined during periodic rate proceedings.  Electric transmission service expenses are recovered from wholesale electric customers of IPL and WPL through annual changes in base rates determined by a formula rate structure.  Electric transmission service expenses for Alliant Energy and IPL are significantly higher in 2009 and 2008 compared to 2007 due to electric transmission service expenses billed to IPL by ITC following the sale of IPL’s electric transmission assets to ITC in December 2007.

Cost of Gas Sold - IPL and WPL incur costs for the purchase, transportation and storage of natural gas to serve their gas customers and charge these costs to cost of gas sold.  The tariffs for IPL’s and WPL’s retail gas customers provide for subsequent adjustments to their rates for changes in the cost of gas sold.  Changes in the under/over collection of these costs are also recognized in cost of gas sold.  The cumulative effects of the under/over collection of these costs are recorded in Alliant Energy’s, IPL’s and WPL’s Consolidated Balance Sheets as current regulatory assets or current regulatory liabilities until they are reflected in future billings to customers.

In 2007, WPL had a gas performance incentive that included a sharing mechanism whereby 35% of gains or losses relative to current commodity prices and benchmarks were retained by WPL, with 65% refunded to or recovered from customers.  Effective Nov. 1, 2007, this gas performance incentive sharing mechanism was terminated.  WPL’s gas performance incentive sharing mechanism resulted in gains of $5 million recorded as “Gas operating revenues” in Alliant Energy’s and WPL’s Consolidated Statements of Income in 2007.

Refer to Notes 1(b) and 2 for additional information regarding these utility cost recovery mechanisms.

(i)  Financial Instruments - Alliant Energy, IPL and WPL periodically use financial instruments to hedge exposures to fluctuations in certain commodity prices, volatility in a portion of electricity and natural gas sales volumes due to weather, transmission congestion costs, currency exchange rates and interest rates.  The fair value of those financial instruments that are determined to be derivatives are recorded as assets or liabilities on the Consolidated Balance Sheets.  Derivative instruments representing unrealized gain positions are reported as derivative assets and derivative instruments representing unrealized loss positions are reported as derivative liabilities at the end of each reporting period.  Alliant Energy, IPL and WPL also have certain commodity purchase and sales contracts that have been designated, and qualify for, the normal purchase and sale exception and based on this designation, these contracts are accounted for on the accrual basis of accounting.  Alliant Energy, IPL and WPL do not offset fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  Refer to Note 1(b) for discussion of the recognition of regulatory assets and regulatory liabilities related to the unrealized losses and unrealized gains on IPL’s and WPL’s derivative instruments.  Refer to Notes 11 and 12(f) for further discussion of derivatives and related credit risk, respectively.

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

(l)  Supplemental Financial Information - The other (income) and deductions included in “Interest income and other” in Alliant Energy’s Consolidated Statements of Income were as follows (in millions):

	2009	2008	2007
Interest income	$(4.2)	$(19.0)	$(11.9)
Gains on investment sales, net	(0.2)	--	(3.8)
Other	(0.2)	0.8	--
	$(4.6)	$(18.2)	$(15.7)

The supplemental cash flows information for Alliant Energy’s Consolidated Statements of Cash Flows was as follows (in millions):

	2009	2008	2007
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$142.4	$130.4	$114.7
Income taxes, net of refunds	(140.7)	131.0	151.7
Noncash investing and financing activities:
Capital lease obligations incurred	5.2	--	--
Debt assumed by buyer of Mexico business	--	--	5.0

(m)  Operating Leases - Alliant Energy has certain PPAs that provide Alliant Energy exclusive rights to all or a substantial portion of the output from the specific generating facility over the contract term and therefore are accounted for as operating leases.  Costs associated with these PPAs are included in “Electric production fuel and energy purchases” and “Purchased electric capacity” in Alliant Energy’s and WPL’s Consolidated Statements of Income based on monthly payments for these PPAs.  Monthly capacity payments related to one of these PPAs is higher during the peak demand period from May 1 through Sep. 30 and lower in all other periods during each calendar year.  These seasonal differences in capacity charges are consistent with expected market pricing and the expected usage of energy from the facility.

(n)  Emission Allowances - Emission allowances are granted by the U.S. Environmental Protection Agency (EPA) at zero cost and permit the holder of the allowances to emit certain gaseous by-products of fossil fuel combustion, including SO2 and NOx.  Unused emission allowances may be bought and sold or carried forward to be utilized in future years.  Purchased emission allowances are recorded as intangible assets at their original cost and evaluated for impairment as long-lived assets to be held and used.  Emission allowances allocated to or acquired by Alliant Energy, IPL or WPL are held primarily for consumption.  Amortization of emission allowances is based upon a weighted average cost for each category of vintage year utilized during the reporting period and is recorded in “Electric production fuel and energy purchases” in the Consolidated Statements of Income.  Cash inflows and outflows related to sales and purchases of emission allowances are recorded as investing activities in the Consolidated Statements of Cash Flows.  Refer to Note 15 for additional discussion of emission allowances and Note 1(b) for information regarding regulatory liabilities related to emission allowances.

(o)  Cash Flows Presentation - Alliant Energy reports cash flows from continuing operations together with cash flows from discontinued operations on its Consolidated Statements of Cash Flows.  Refer to Note 17 for details of cash flows from discontinued operations.

(p)  Asset Retirement Obligations - The fair value of any retirement costs associated with an asset for which Alliant Energy has a legal obligation is recorded as a liability with an equivalent amount added to the asset cost when an asset is placed in service or when sufficient information becomes available to determine a reasonable estimate of the fair value of future retirement costs.  The fair value of asset retirement obligations is generally determined using discounted cash flow analyses.  The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset.  For IPL and WPL, accretion and depreciation expense related to their regulated operations is recorded to regulatory assets on their respective Consolidated Balance Sheets.  Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss.  For IPL and WPL, any gain or loss related to their regulated operations is recorded to regulatory liabilities or regulatory assets on their respective Consolidated Balance Sheets.  Refer to Note 18 for additional discussion of asset retirement obligations.

(q)  Debt Issuance and Retirement Costs - Alliant Energy, IPL and WPL defer and amortize debt issuance costs and debt premiums or discounts over the expected lives of the respective debt issues, considering maturity dates and, if applicable, redemption rights held by others.  Alliant Energy’s remaining businesses expense in the period of retirement any unamortized debt issuance costs and debt premiums or discounts on debt retired early.  Refer to Note 8(b) for details on Alliant Energy’s, IPL’s and WPL’s long-term debt and Note 1(b) for information on IPL’s and WPL’s regulatory assets related to debt retired early or refinanced.

(r)  New Accounting Pronouncements -
Fair Value Measurements
In February 2008, the Financial Accounting Standards Board (FASB) issued authoritative guidance requiring fair value measurements and disclosures for all nonrecurring fair value measurements of nonfinancial assets and liabilities.  Alliant Energy, IPL and WPL adopted this guidance on Jan. 1, 2009 with no material impact on their financial condition and results of operations.

In April 2009, the FASB issued authoritative guidance for determining fair values when there is no active market or where the price inputs being used represent distressed sales.  Alliant Energy, IPL and WPL adopted this clarifying guidance on June 30, 2009 with no material impact on their financial condition and results of operations.

In August 2009, the FASB issued authoritative guidance clarifying that the quoted price for an identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required.  In the absence of a Level 1 measurement, an entity must use one or more of the following valuation techniques to estimate fair value, which can be classified into two categories: 1) a valuation technique that uses a quoted price; and 2) another valuation technique based on the amount an entity would pay to transfer the identical liability or based on the amount an entity would receive to enter into an identical liability.  Alliant Energy, IPL and WPL adopted this guidance on Oct. 1, 2009 with no material impact on their financial condition and results of operations.

Refer to Note 10 for disclosures about fair value measurements.

Redeemable Equity Instruments
In August 2009, the FASB issued authoritative guidance requiring preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer.  Alliant Energy, IPL and WPL adopted this guidance in August 2009 with no material impact on their financial condition and results of operations.  Refer to Note 7(b) for disclosures about redeemable equity instruments.

Variable Interest Entities (VIEs)
In June 2009, the FASB issued authoritative guidance changing the approach to determine a VIE’s primary beneficiary and requiring ongoing assessments of whether an enterprise is the primary beneficiary of a VIE.  This guidance also requires additional disclosures about a company’s involvement with VIEs and any significant changes in risk exposure due to that involvement.  Alliant Energy, IPL and WPL adopted this guidance on Jan. 1, 2010.  Prior to the adoption of this guidance, special purpose entities were excluded from the scope of the accounting guidance for VIEs.  Under this new guidance, the scope exception for special purpose entities has been eliminated.  IPL uses special purpose entities for its sales of accounts receivable program.  If IPL sells any of its accounts receivable in the future, the third-party financial institution that purchases IPL’s receivables will require future evaluation to determine whether it qualifies as a VIE and whether IPL is the primary beneficiary.  Refer to Note 19 for disclosures about VIEs.

Transfers of Financial Assets
In June 2009, the FASB issued authoritative guidance requiring additional disclosures about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  This guidance also eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  Alliant Energy, IPL and WPL adopted this guidance on Jan. 1, 2010.  Prior to the adoption of this guidance, Alliant Energy and IPL accounted for transfers of financial assets under IPL’s sale of accounts receivable program as sales of receivables.  Under this new guidance, transfers of financial assets under IPL’s current sale of accounts receivable program will be accounted for as secured borrowings.  Refer to Note 4(a) for disclosures about transfers of financial assets.

Subsequent Events
In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In particular, this guidance sets forth: 1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Alliant Energy, IPL and WPL adopted this guidance on June 30, 2009 with no material impact on their financial condition and results of operations.

Other-Than-Temporary Impairments
In April 2009, the FASB issued authoritative guidance intending to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.  This guidance requires additional disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses.  Alliant Energy, IPL and WPL adopted this guidance on June 30, 2009 with no material impact on their financial condition and results of operations.

Equity Method Investments
In November 2008, the FASB issued authoritative guidance intended to address questions that have arisen regarding the application of equity method accounting guidance because of the significant changes to the guidance on business combinations and subsidiary equity transactions and the increased use of fair value measurements as a result of this guidance.  Alliant Energy, IPL and WPL adopted this guidance prospectively for transactions occurring on or after Jan. 1, 2009 with no material impact on their financial condition or results of operations in 2009.  Because the provisions of this guidance are only applied prospectively to transactions after adoption, the impact to Alliant Energy, IPL and WPL cannot be determined until any such transactions occur.  Refer to Note 9(a) for disclosures about equity method investments.

Business Combinations
In December 2007, the FASB issued authoritative guidance establishing principles and requirements for how the acquiring entity in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  In April 2009, the FASB issued revised authoritative guidance requiring an acquirer to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value cannot be determined then the acquirer follows the recognition criteria for contingencies to determine whether the contingency should be recognized as of the acquisition date or after it.  Alliant Energy, IPL and WPL adopted this guidance prospectively for business combinations occurring on or after Jan. 1, 2009 with no material impact on their financial condition or results of operations in 2009.

Noncontrolling Interests
In December 2007, the FASB issued authoritative guidance amending accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This guidance also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This guidance also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  Alliant Energy, IPL and WPL adopted this guidance on Jan. 1, 2009 with retrospective application of the presentation and disclosure requirements.  Adoption of this guidance had no material impact on their financial condition and results of operations.  Refer to Note 7(c) for disclosures about noncontrolling interests.

(2)  UTILITY RATE CASES
IPL’s Iowa Retail Electric Rate Case (2008 Test Year) - In March 2009, IPL filed a request with the IUB to increase annual rates for its Iowa retail electric customers.  The filing was based on a 2008 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after commencement of the proceeding.  In conjunction with the filing, IPL implemented an interim retail electric rate increase of $84 million, on an annual basis, effective in March 2009 without regulatory review and subject to refund pending determination of final rates from the request.  In January 2010, IPL received an order from the IUB authorizing final rates equivalent to the interim rate increase.  As a result, IPL did not record any rate refund reserves related to the interim rate increase.  Refer to Note 1(b) for discussion of the IUB’s decision in the January 2010 order allowing IPL to recover $8 million of flood-related costs incurred in 2008 and to use regulatory liabilities to offset the recovery of $26 million of costs incurred for the cancelled Sutherland #4 base-load project and $46 million of transmission costs expected to be billed to IPL in 2010 related to ITC’s 2008 transmission revenue true-up adjustment.

WPL’s Retail Rate Case (2010 Test Year) - In December 2009, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $59 million, or approximately 6%, and an annual retail natural gas increase of $6 million, or approximately 2%, effective January 2010.  Refer to Note 1(b) for discussion of the PSCW’s decision in the December 2009 order regarding recovery of previously incurred costs for the cancelled Nelson Dewey #3 base-load project.

WPL’s Fuel-related Retail Rate Cases - Retail fuel-related costs incurred by WPL in 2008 and 2007 were lower than retail fuel-related costs used to determine rates during such periods resulting in refunds owed to its retail electric customers.  In 2009, WPL received approval from the PSCW to refund $23 million to its retail electric customers in 2009 related to the 2008 fuel-related retail rate case and the remaining $2 million of refunds to retail electric customers in 2009 related to fuel-related costs in the 2007 retail rate case.  WPL completed these refunds in 2009.

In August 2009, WPL notified the PSCW that its actual retail fuel-related costs incurred during the month of July 2009 were below the monthly monitoring range of plus or minus 8% and projected annual retail fuel-related costs for 2009 could fall outside the annual monitoring range of plus or minus 2%.  In September 2009, the PSCW issued an order that set WPL’s retail electric fuel rates currently in effect subject to refund beginning Sep. 1, 2009.  In January 2010, WPL filed a retail electric fuel refund report indicating retail fuel over collections of $4 million for the period from Sep. 1, 2009 through Dec. 31, 2009.  As of Dec. 31, 2009, WPL reserved $4 million, including interest, for refunds anticipated to be paid to its retail electric customers.

Refer to Note 1(h) for further discussion of WPL’s fuel cost recovery and Note 1(b) for discussion of various other rate matters.

(3)  LEASES
(a)  Operating Leases - Alliant Energy has entered into various agreements related to property, plant and equipment rights that are accounted for as operating leases.  Alliant Energy’s most significant operating leases relate to certain PPAs.  These PPAs contain fixed rental payments related to capacity and contingent rental payments related to the energy portion (actual MWhs) of the respective PPAs.  Rental expenses associated with Alliant Energy’s operating leases were as follows (in millions):

	2009	2008	2007
Operating lease rental expenses (excluding contingent rentals)	$79	$90	$109
Contingent rentals related to certain PPAs	7	7	19
Other contingent rentals	1	2	2
	$87	$99	$130

At Dec. 31, 2009, Alliant Energy’s future minimum operating lease payments, excluding contingent rentals, were as follows (in millions):

	2010	2011	2012	2013	2014	Thereafter	Total
Riverside Energy Center (Riverside) PPA (a)	$58	$59	$60	$17	$--	$--	$194
Synthetic leases (b)	8	4	43	1	4	2	62
Other	10	11	5	4	3	23	56
	$76	$74	$108	$22	$7	$25	$312
(a)	WPL’s Riverside PPA contains a provision granting WPL the option to purchase this facility in 2013. Refer to Note 19 for additional information on this PPA.
(b)
The synthetic leases relate to the financing of certain corporate headquarters and utility railcars.  The entities that lease these assets to Alliant Energy do not meet consolidation requirements and are not included on Alliant Energy’s Consolidated Balance Sheets.  Alliant Energy has guaranteed the residual value of the related assets, which total $48 million in the aggregate.  The guarantees extend through the maturity of each respective underlying lease with remaining terms up to six years.  Residual value guarantee amounts have been included in the future minimum operating lease payments.

(b)  Capital Leases - At Dec. 31, 2009 and 2008, Alliant Energy’s gross assets under its capital leases (excluding capital leases between related parties) were $8 million and $3 million, and the related accumulated amortization was $2 million and $1 million, respectively.  At Dec. 31, 2009, Alliant Energy’s future minimum capital lease payments were as follows (in millions):

								Less: amount	Present value of net
								representing	minimum capital
	2010	2011	2012	2013	2014	Thereafter	Total	interest	lease payments
Capital leases	$2	$1	$1	$1	$1	$2	$8	$2	$6

(4)  RECEIVABLES
(a)  Sales of Accounts Receivable - IPL participates in an accounts receivable sale program whereby it may sell up to a maximum amount of $150 million of its accounts receivable, including unbilled revenues, to a third-party financial institution through wholly-owned and consolidated special purpose entities.  Corporate Services acts as collection agent for the buyer and receives a fee for collection services.  Under terms of the agreement, the third-party financial institution purchases the receivables initially for the face amount.  IPL makes monthly payments to the third-party financial institution of an amount that varies based on interest rates, the length of time the sold receivables remain outstanding and the total amount under commitment by the third-party financial institution.  Retained receivables are available to the third-party financial institution to pay any fees or expenses due it, and to absorb all credit losses incurred on any of the sold receivables.  The agreement expires in March 2012.

At Dec. 31, 2009 and 2008, IPL had sold in the aggregate $0 and $25 million, respectively, of accounts receivable.  IPL has historically used proceeds from the sales of accounts receivable to maintain flexibility in its capital structure, take advantage of favorable short-term rates and finance a portion of its cash needs.  IPL’s average amount of aggregate accounts receivable sold and costs incurred related to the sales of accounts receivable program was as follows (in millions):

	2009	2008	2007
Average amount of aggregate accounts receivable sold
(based on daily outstanding balances)	$113.0	$47.5	$118.8
Costs incurred	2.1	1.6	6.8

Refer to Note 1(r) for discussion of new accounting guidance, which is expected to impact how IPL accounts for any sales of its accounts receivables beginning Jan. 1, 2010.

(b)  Whiting Petroleum Corporation (WPC) Tax Sharing Agreement - Prior to an initial public offering (IPO) of WPC in 2003, Alliant Energy and WPC entered into a tax separation and indemnification agreement pursuant to which Alliant Energy and WPC made tax elections.  These tax elections had the effect of increasing the tax basis of the assets of WPC’s consolidated tax group based on the sales price of WPC’s shares in the IPO.  The increase in the tax basis of the assets was included in income in Alliant Energy’s U.S. federal income tax return for the calendar year 2003.  Pursuant to the tax separation and indemnification agreement, WPC will be obligated to pay Resources 90% of any tax benefits realized annually due to the additional tax deductions from the increase in tax basis for years ending on or prior to Dec. 31, 2013.  Such tax benefits will generally be calculated by comparing WPC’s actual taxes to the taxes that would have been owed by WPC had the increase in basis not occurred.  In 2014, WPC will be obligated to pay Resources the present value of the remaining tax benefits assuming all such tax benefits will be realized in future years.  At the IPO closing date, Resources recorded a receivable from WPC based on the estimated present value of the payments expected from WPC.  At Dec. 31, 2009 and 2008, the carrying value of this receivable was $25 million and $26 million, respectively.  The current and non-current portions of this receivable are recorded in “Other current assets” and “Deferred charges and other,” respectively, on Alliant Energy’s Consolidated Balance Sheets.

(c)  Property Insurance Recoveries - In June 2008, the Midwest experienced severe flooding that impacted the operations of several Alliant Energy companies including IPL, WPL and Resources.  The severe flooding resulted in significant property damage, electric and steam service outages and the evacuation of and damage to various office and operational facilities.  Alliant Energy has a property insurance policy that provides coverage up to $100 million for covered flood losses incurred by various subsidiaries including IPL, WPL and Resources.  Alliant Energy incurred covered flood losses related to the severe Midwest flooding in June 2008 that exceed the $100 million coverage limit under Alliant Energy’s property insurance policy.  As a result, Alliant Energy received $100 million of payments for reimbursement of covered flood losses under the property insurance policy during 2009 and 2008.

Alliant Energy and IPL recorded IPL’s portion of the proceeds as a $45 million ($27 million in 2009 and $18 million in 2008) decrease in “Utility other operation and maintenance” in their Consolidated Statements of Income and a $54 million ($38 million in 2009 and $16 million in 2008) increase in “Utility accumulated depreciation” on their Consolidated Balance Sheets based on the percentage of covered flood losses charged to expense and capital accounts.  Alliant Energy recorded Resources’ portion of the proceeds as a $1 million decrease in “Non-regulated operation and maintenance” in its Consolidated Statement of Income in 2008.

At Dec. 31, 2008, Alliant Energy and IPL recorded $26 million in “Accounts receivable - other” on their respective Consolidated Balance Sheets related to operating expenses incurred through Dec. 31, 2008 that were reimbursed with property insurance payments in 2009.

(d)  Cash Collateral - As of Dec. 31, 2009 and 2008, IPL, WPL and Corporate Services had entered into numerous agreements to purchase electricity and natural gas to serve IPL’s and WPL’s utility customers.  Exposure under certain of these agreements exceeded contractual limits, requiring WPL and Corporate Services to provide cash collateral to certain counterparties.  The cash collateral was recorded in “Accounts receivable - other” on Alliant Energy’s and WPL’s Consolidated Balance Sheets at Dec. 31 as follows (in millions):

	2009	2008
WPL	$2	$15
Corporate Services	--	2
Alliant Energy	$2	$17

(e)  Advances for Customer Energy Efficiency Projects - WPL and IPL offer energy efficiency programs to certain of their customers in Wisconsin and Minnesota, respectively.  The energy efficiency programs provide low-cost financing to help customers identify, purchase and install energy efficiency improvement projects.  The customers repay WPL and IPL with monthly payments over a term up to five years.  The advances for and collections of customer energy efficiency projects are recorded as investing activities in the Consolidated Statements of Cash Flows.  The current portion and non-current portion of outstanding advances for customer energy efficiency projects are recorded in “Other accounts receivable” and “Deferred charges and other,” respectively on the Consolidated Balance Sheets.  At Dec. 31, 2009 and 2008, IPL’s and WPL’s outstanding advances for customer energy efficiency projects were as follows (in millions):

	Alliant Energy		IPL		WPL
	2009	2008	2009	2008	2009	2008
Current portion	$32.9	$40.8	$3.9	$4.4	$29.0	$36.4
Non-current portion	60.5	85.2	6.5	8.1	54.0	77.1
	$93.4	$126.0	$10.4	$12.5	$83.0	$113.5

(5)  INCOME TAXES
Income Tax Expense (Benefit) - The components of “Income tax expense (benefit)” in Alliant Energy’s Consolidated Statements of Income were as follows (in millions):

	2009	2008	2007
Current tax expense (benefit):
Federal	$(140.1)	$62.6	$122.2
State	(4.4)	18.6	34.9
Deferred tax expense (benefit):
Federal	134.9	56.5	81.5
State	(39.0)	14.0	18.2
Production tax credit	(4.7)	(0.3)	--
Investment tax credits	(1.9)	(3.4)	(6.3)
Provision recorded as a change in uncertain tax positions	47.1	(0.5)	(2.0)
Provision recorded as a change in accrued interest	(1.1)	(7.3)	7.3
	$(9.2)	$140.2	$255.8

Income Tax Rates - The income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes.

	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	5.3	5.0	3.6
IPL’s electric transmission assets sale	--	--	2.8
Reversal of capital loss valuation allowances	--	--	(0.9)
Effect of rate making on property related differences	(3.5)	(2.6)	(0.9)
Production tax credits	(3.9)	(0.1)	--
Adjustment of prior period taxes	(6.2)	(3.4)	(0.4)
State filing changes	(33.6)	--	--
Other items, net	(0.8)	(2.0)	(2.6)
Overall income tax rate	(7.7%)	31.9%	36.6%

State filing changes - In February 2009, the Wisconsin Senate Bill 62 (SB 62) was enacted.  The most significant provision of SB 62 for Alliant Energy, IPL and WPL requires combined reporting for corporate income taxation in Wisconsin beginning with tax returns filed for the calendar year 2009.  This provision requires all legal entities in which Alliant Energy owns a 50% or more interest to file as members of a unitary return in Wisconsin.  As a result of this provision in SB 62 and in order to take advantage of efficiencies that may be available as a result of IPL and WPL sharing resources and facilities, WPL plans to file as a member of Iowa consolidated tax returns beginning with calendar year 2009.  Changes in state apportioned income tax rates resulting from Wisconsin combined reporting requirements and WPL’s plans to be included in Iowa consolidated tax returns required Alliant Energy, IPL and WPL to adjust the carrying value of their deferred income tax assets and liabilities in 2009.  Alliant Energy, IPL and WPL recognized net income tax benefits in 2009 of $40.4 million, $32.7 million and $2.4 million, respectively, related to these impacts.  The provisions of SB 62 also make it unlikely that Alliant Energy will be able to utilize the majority of its current Wisconsin net operating loss carryforwards before they expire.  Therefore, the valuation allowance related to the Wisconsin net operating loss carryforwards was increased by $6 million in 2009.  Changes in state apportioned income tax rates resulting from Wisconsin combined reporting requirements and WPL’s plans to be included in Iowa consolidated tax returns also resulted in reductions in the deferred tax assets for Wisconsin and Iowa capital loss carryforwards and associated valuation allowances of $11 million in 2009.

IPL’s electric transmission assets sale - In 2007, Alliant Energy and IPL recorded $96 million of income tax expense related to the $219 million pre-tax gain on the sale of IPL’s electric transmission assets.  By closing the sale in 2007 and by meeting certain other requirements, IPL qualifies to pay taxes related to the gain on the sale ratably over an eight-year period.  As a result, a portion of the income tax expense on the gain related to the sale was allocated to each of the “Current tax expense (benefit)” lines and the “Deferred tax expense (benefit)” lines in the 2007 column of the Income Tax Expense (Benefit) table above.  Income tax expense related to the sale exceeded the statutory federal income tax amount by $19.5 million due to $14.5 million of income tax expense associated with property-related temporary differences for which deferred tax expense was not recorded pursuant to Iowa rate making principles plus $12.4 million of state income taxes related to the pre-tax gain less the recognition of the unamortized balance of deferred investment tax credits of $2.2 million and the reversal of $5.2 million of excess deferred taxes related to the assets sold.  Refer to Notes 1(b) and 22 for further discussion of IPL’s electric transmission assets sale.

Reversal of capital loss valuation allowances - In 2007, Alliant Energy recorded the reversal of $6.4 million of deferred tax asset valuation allowances originally recorded in prior years related to a change in Alliant Energy’s anticipated ability to utilize certain capital losses prior to their expiration.  Alliant Energy has utilized all of its federal capital losses and the majority of its Iowa capital losses.

Adjustment of prior period taxes - In 2008, Alliant Energy reached a settlement with the Internal Revenue Service (IRS), which finalized the audit of Alliant Energy’s U.S. federal income tax returns for calendar years 2002 through 2004.  As a result of completing the audit and recording known adjustments for the tax return for calendar years 2005 through 2007, Alliant Energy recorded net income tax benefits in 2008 of $12.1 million ($12.6 million at IPL).  These income tax benefits decreased the effective income tax rate by 2.8% and are included, along with other adjustments, in “Adjustment of prior period taxes” in the 2008 column of the table above.

Deferred Tax Assets and Liabilities - Consistent with rate making treatment, deferred taxes are offset in the table below for temporary differences which have related regulatory assets and liabilities.  The deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at Dec. 31 arise from the following temporary differences (in millions):

	2009			2008
	Deferred	Deferred Tax		Deferred	Deferred Tax
	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net
Property	$--	$1,130.2	$1,130.2	$--	$715.2	$715.2
Deferred portion of tax gain on IPL’s
electric transmission assets sale	--	125.5	125.5	--	156.5	156.5
Investment in American Transmission
Co. LLC (ATC)	--	71.5	71.5	--	52.2	52.2
Deferred portion of tax gain on retired
Exchangeable Senior Notes	--	53.2	53.2	--	--	--
Pension and other postretirement
benefits obligations	--	43.4	43.4	--	40.4	40.4
Prepaid gross receipts tax	--	15.3	15.3	--	15.1	15.1
Regulatory asset - IPL base-load project	--	9.7	9.7	--	--	--
Regulatory asset - WPL base-load project	--	5.1	5.1	--	11.0	11.0
Regulatory asset/(liability) - commodity
cost recovery	--	3.7	3.7	(30.1)	--	(30.1)
Exchangeable Senior Notes	--	--	--	--	142.5	142.5
Capital losses carryforward	(8.7)	--	(8.7)	(32.0)	--	(32.0)
Regulatory liability - flood insurance	(11.3)	--	(11.3)	--	--	--
Deferred compensation	(11.5)	--	(11.5)	(11.6)	--	(11.6)
Investment tax credits	(12.6)	--	(12.6)	(13.9)	--	(13.9)
Emission allowances	(13.4)	--	(13.4)	(24.5)	--	(24.5)
Regulatory liability - DAEC sale	(15.7)	--	(15.7)	(24.3)	--	(24.3)
Customer advances	(16.4)	--	(16.4)	(15.2)	--	(15.2)
Net operating losses carryforward - state	(28.0)	--	(28.0)	(19.4)	--	(19.4)
Regulatory liability - IPL’s electric
transmission assets sale	(32.1)	--	(32.1)	(36.5)	--	(36.5)
Net operating losses carryforward - federal	(53.4)	--	(53.4)	--	--	--
Regulatory liability - repairs expenditures	(53.5)	--	(53.5)	--	--	--
Credits carryforward - federal	(80.2)	--	(80.2)	--	--	--
Other	(50.1)	43.1	(7.0)	(45.0)	32.4	(12.6)
Subtotal	(386.9)	1,500.7	1,113.8	(252.5)	1,165.3	912.8
Valuation allowances	27.1	--	27.1	32.6	--	32.6
	$(359.8)	$1,500.7	$1,140.9	$(219.9)	$1,165.3	$945.4

	2009	2008
Other current assets	$(45.5)	$(25.8)
Deferred income taxes	1,186.4	971.2
Total deferred tax (assets) and liabilities	$1,140.9	$945.4

Alliant Energy’s tax carryforwards and associated deferred tax assets and expiration dates at Dec. 31, 2009 were as follows (in millions):

	Carryforward	Deferred Tax	Earliest
	Amount	Asset	Expiration Date
Federal net operating losses	$155	$53	2029
Federal credit carryforward - alternative minimum tax	53	53	None
Federal credit carryforward - general business credits	27	27	2022
State net operating losses	552	28	2010
Wisconsin state capital losses	448	9	2010

At Dec. 31, 2009, the state net operating losses carryforwards had expiration dates ranging from 2010 to 2030 with 93% expiring after 2015.  Due to the uncertainty of the realization of certain tax carryforwards, Alliant Energy established valuation allowances of $27 million as of Dec. 31, 2009.

Property - The increases in deferred tax liabilities during 2009 were primarily due to additional temporary differences resulting from bonus tax depreciation deductions eligible for assets placed in service in 2009 under the American Recovery and Reinvestment Act of 2009 (ARRA), a recent change in method of accounting for tax purposes related to repair expenditures and a difference between the book and tax methods used to allocate flood insurance proceeds received as a result of the severe flooding in IPL’s service territory in 2008.  The change in tax method of accounting for repairs expenditures allows a current tax deduction for certain repair expenditures that are capitalized for book purposes.  Flood insurance proceeds were allocated solely to capital for tax purposes and split between capital and expense for book purposes.  The change in tax method of accounting for repairs expenditures and the tax method for allocating flood insurance proceeds were included in the federal and state income tax returns for calendar year 2008 filed in the second half of 2009.

Deferred portion of tax gain on retired Exchangeable Senior Notes due 2030 (Notes) - Alliant Energy recognized a $152 million tax gain upon the retirement of its Notes in 2009.  Under provisions of the ARRA, Alliant Energy can defer its federal income tax obligation associated with the tax gain for five years, with one-fifth of the federal income tax obligation being paid in each of the years 2014 through 2018.  Refer to Note 8(b) for further discussion of the retirement of the Notes.

Income Tax Refunds Receivable - In 2009, “Income tax refunds receivable” on Alliant Energy’s, IPL’s and WPL’s  Consolidated Balance Sheets increased $102 million, $55 million and $73 million, respectively, primarily due to tax deductions for repair expenditures discussed above and current deductions from bonus tax depreciation in 2009.  Based on recent filings with the IRS and the state of Iowa, $87 million of the income tax refund receivable is expected to be received in the first half of 2010.

Uncertain Tax Positions - Alliant Energy adopted new authoritative guidance related to accounting for uncertainty in income taxes on Jan. 1, 2007.  Alliant Energy’s cumulative effect of the adoption was an increase in its net liability for uncertain tax positions and a reduction to its Jan. 1, 2007 balance of retained earnings of $0.5 million.

A reconciliation of the beginning and ending amounts of uncertain tax positions, excluding interest, for Alliant Energy for 2009, 2008 and 2007 is as follows (in millions):

	2009	2008	2007
Balance, Jan. 1	$14.0	$24.5	$26.6
Additions based on tax positions related to the current year	6.6	2.1	1.1
Reductions based on tax positions related to the current year	--	--	--
Additions for tax positions of prior years (a)	88.7	8.0	2.4
Reductions for tax positions of prior years	(4.5)	(6.2)	(2.6)
Settlements with taxing authorities	(1.2)	(11.9)	--
Lapse of statute of limitations	(1.9)	(2.5)	(3.0)
Balance, Dec. 31	$101.7	$14.0	$24.5
(a)  The additions of tax positions of prior years were primarily related to positions taken by Alliant Energy, IPL and WPL on their federal and state tax returns related to the capitalization and dispositions of property.

	Dec. 31,	Dec. 31,	Dec. 31,
	2009	2008	2007
Tax positions favorably impacting future effective tax rates for continuing operations	$13.6	$11.2	$11.8
Interest accrued	5.0	1.9	5.1
Penalties accrued	--	--	--

Open tax years - Tax years that remain subject to examination by major jurisdictions are as follows:

Major Jurisdiction	Open Years
Consolidated Federal income tax returns (Alliant Energy, IPL and WPL)	2005-2008
Consolidated Iowa income tax returns (Alliant Energy and IPL)	2005-2008 (a)
Wisconsin income tax returns (WPL)	2005-2008
(a)  2005 is open for Federal audit adjustments only

Reasonably possible changes to uncertain tax positions in 2010 - In 2010, statutes of limitations will expire for Alliant Energy’s, IPL’s and WPL’s tax returns in multiple state jurisdictions.  The impact of the statutes of limitations expiring is not anticipated to be material.  In addition, it is anticipated that Alliant Energy will finalize its U.S. federal income tax audit for calendars years 2005 through 2008 in 2010 except for the audit of the repairs expenditure change in method of tax accounting.  The federal income tax return for calendar year 2009 is part of the Compliance Assurance Program of the IRS and as a result, the audit of such return is anticipated to be completed by the end of 2010.  Based on the anticipated timing of completing these audits, Alliant Energy, IPL and WPL have recognized $30 million, $24 million and $5 million respectively, in “Accrued taxes” on their Consolidated Balance Sheets for the expected resolution of a portion of their uncertain tax positions in 2010 primarily related to the capitalization and dispositions of property.

Regulatory Assets and Liabilities - Changes in deferred income tax assets and liabilities associated with certain property-related basis differences at IPL are accounted for differently than most companies as a result of rate making practices in Iowa.  Deferred tax expense (benefit) is not recorded for certain temporary differences (primarily related to utility property, plant and equipment at IPL) because retail rates in Iowa only reflect the impact of current tax expense (benefit).  In 2009, IPL recognized significant tax benefits as a result of a change in tax accounting method for repairs expenditures and the tax method for allocating flood insurance proceeds.  IPL expects to refund any tax benefits realized from these items to its Iowa retail customers in the future following finalization of the IRS audit of these items based on a method to be prescribed by the IUB.  Because IPL expects to refund the tax benefits realized from these items to its Iowa retail customers in the future, Alliant Energy and IPL recorded an increase to their non-current regulatory liabilities of $162 million in 2009.  Alliant Energy and IPL also recorded a comparable increase to their non-current regulatory assets in 2009 to reflect the benefit IPL expects to receive from its Iowa retail customers in the future as the temporary differences associated with the repairs expenditures and flood insurance proceeds reverse into current tax expense.

Other Income Tax Matters - Alliant Energy files a consolidated federal income tax return, which includes the aggregate taxable income or loss of Alliant Energy and its subsidiaries.  In addition, a combined return including Alliant Energy and all of its subsidiaries will be filed in Wisconsin beginning with the tax return for calendar year 2009.  Alliant Energy subsidiaries with a presence in Iowa file as part of a consolidated return in Iowa.  Under the terms of a tax sharing agreement signed in 2009 between Alliant Energy and its subsidiaries, the subsidiaries now calculate state income tax using consolidated apportionment rates applied to separate company taxable income.  Prior to 2009, Alliant Energy’s subsidiaries calculated income tax provisions using the separate return methodology.  Separate return amounts prior to 2009 were adjusted for state apportionment benefits, net of federal tax with any difference between the separate return methodology and the actual consolidated return allocated as prescribed in the prior tax allocation agreement.  In 2009, 2008 and 2007, Alliant Energy’s, IPL’s and WPL’s foreign sources of income were not material.

(6)  BENEFIT PLANS
(a)  Pension and Other Postretirement Benefits Plans - Alliant Energy, IPL and WPL provide retirement benefits to substantially all of their employees through various non-contributory defined benefit pension plans and defined contribution plans (401(k) savings plans).  Benefits of the non-contributory defined benefit pension plans are based on the plan participant’s years of service, age and compensation.  Benefits of the defined contribution plans are based on the plan participant’s years of service, age, compensation and contributions.  Alliant Energy also provides certain defined benefit postretirement health care and life benefits to eligible retirees.  In general, the health care plans are contributory with participants’ contributions adjusted regularly and the life insurance plans are non-contributory.

Assumptions - The assumptions for the defined benefit pension and other postretirement benefits plans at the measurement dates of Dec. 31, 2009, Dec. 31, 2008 and Sep. 30, 2007 were as follows (Not Applicable (N/A)):

	Defined Benefit Pension Plans			Other Postretirement Benefits Plans
	2009	2008	2007	2009	2008	2007
Discount rate for benefit obligations	5.80%	6.15%	6.2%	5.55%	6.15%	6.2%
Discount rate for net periodic cost	6.15%	6.2%	5.85%	6.15%	6.2%	5.85%
Expected rate of return on plan assets	8.25%	8.5%	8.5%	8.25%	8.5%	8.5%
Rate of compensation increase	3.5-4.5%	3.5-4.5%	3.5-4.5%	3.5%	3.5%	3.5%
Medical cost trend on covered charges:
Initial trend rate	N/A	N/A	N/A	7.5%	8%	8%
Ultimate trend rate	N/A	N/A	N/A	5%	5%	5%

Expected rate of return on plan assets - The expected rate of return on plan assets is determined by analysis of projected asset class returns based on the target asset class allocations.  Alliant Energy uses a portfolio return simulator and also reviews historical returns, survey information and capital market information to support the expected rate of return on plan assets assumption.  Refer to “Investment Policy and Strategy for Plan Assets” below for additional information related to Alliant Energy’s investment policy and strategy and mix of assets for the pension and other postretirement benefits plans.

Medical cost trend on covered charges - The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefits costs.  A 1% change in the medical trend rates for 2009, holding all other assumptions constant, would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$1.3	$(1.3)
Effect on postretirement benefit obligation	12.1	(12.7)

Measurement dates - In September 2006, the FASB issued authoritative guidance requiring an employer to measure benefit plan assets and obligations as of the end of its fiscal year.  Alliant Energy, IPL and WPL adopted this guidance in 2008 and changed their measurement date from Sep. 30 to Dec. 31, which resulted in reductions to their Jan. 1, 2008 balance of retained earnings of $2.7 million, $1.3 million and $1.2 million, respectively.

Net Periodic Benefit Costs - The components of Alliant Energy’s net periodic benefit costs for its defined benefit pension and other postretirement benefits plans were as follows (in millions):

	Defined Benefit Pension Plans			Other Postretirement Benefits Plans
	2009	2008	2007	2009	2008	2007
Service cost	$11.9	$16.3	$20.0	$8.7	$8.4	$8.2
Interest cost	54.3	54.6	50.4	15.2	15.1	13.7
Expected return on plan assets (a)	(47.6)	(74.6)	(66.6)	(6.1)	(9.0)	(7.6)
Amortization of (b):
Transition obligation	--	--	--	0.2	0.2	0.2
Prior service cost (credit)	2.1	2.9	3.1	(3.7)	(3.7)	(3.7)
Actuarial loss	30.6	4.2	8.9	6.2	3.5	4.2
Curtailment losses (c)(d)	1.0	--	--	--	--	--
Special termination benefits costs (d)	0.9	--	--	--	--	--
Settlement loss (e)	--	--	2.1	--	--	--
	$53.2	$3.4	$17.9	$20.5	$14.5	$15.0
(a)	The expected return on plan assets is based on the expected rate of return on plan assets and the fair value approach to the market-related value of plan assets.
(b)
Unrecognized net actuarial losses in excess of 10% of the projected benefit obligation and unrecognized prior service costs (credits) are amortized over the average future service lives of the participants for each plan.  Unrecognized net transition obligations related to other postretirement benefits are amortized over a 20-year period ending 2012.

(c)
In 2007, members of the International Brotherhood of Electrical Workers Local 965 ratified a four-year collective bargaining agreement reached with WPL, resulting in changes to WPL’s qualified pension plan (Plan).  One of these changes provided Plan participants a one-time option to cease participating in the Plan and begin participating in the Alliant Energy 401(k) Savings Plan with increased levels of contribution by Alliant Energy.  The election of this option did not impact a participant’s eligibility for benefits previously vested under the Plan.  In 2009, certain of these employees elected to cease participating in the Plan, resulting in Alliant Energy and WPL recognizing a one-time curtailment loss related to the Plan of $0.7 million in 2009.

(d)
In 2009, Alliant Energy eliminated certain corporate and operations positions.  As a result, Alliant Energy recognized one-time curtailment losses and special termination benefits costs related to its pension plans of $0.3 million and $0.9 million, respectively, in 2009.

(e)	In 2007, the settlement loss of $2.1 million related to payments made to a retired executive of Alliant Energy.

The estimated amortization from “Regulatory assets” and “Accumulated other comprehensive loss” (AOCL) on Alliant Energy’s Consolidated Balance Sheet into net periodic benefit cost in 2010 as follows (in millions):

	Defined Benefit	Other Postretirement
	Pension Plans	Benefits Plans
Actuarial loss	$23.9	$6.6
Prior service cost (credit)	0.9	(3.7)
Transition obligation	--	0.2
	$24.8	$3.1

Alliant Energy’s net periodic benefit costs are primarily included in “Utility operating expenses - other operation and maintenance” in Alliant Energy’s Consolidated Statements of Income.

Benefit Plan Assets and Obligations - A reconciliation of the funded status of Alliant Energy’s defined benefit pension and other postretirement benefits plans to the amounts recognized on Alliant Energy’s Consolidated Balance Sheets at Dec. 31 was as follows (in millions):

	Defined Benefit		Other Postretirement
	Pension Plans		Benefits Plans
	2009	2008	2009	2008
Change in projected benefit obligation:
Net projected benefit obligation at measurement date	$896.4	$879.0	$247.7	$243.2
Effect of change from Sep. 30 to Dec. 31 measurement date	--	7.1	--	1.1
Service cost	11.9	16.3	8.7	8.4
Interest cost	54.3	54.6	15.2	15.1
Plan participants’ contributions	--	--	4.7	4.4
Plan amendments (a)	(12.4)	--	--	--
Actuarial (gain) loss	21.9	(14.1)	13.7	(1.4)
Gross benefits paid	(52.9)	(46.5)	(22.7)	(24.2)
Federal subsidy on other postretirement benefits paid	--	--	1.1	1.1
Special termination benefits	0.9	--	--	--
Net projected benefit obligation at Dec. 31	920.1	896.4	268.4	247.7

Change in plan assets:
Fair value of plan assets at measurement date	565.9	890.0	80.2	116.4
Effect of change from Sep. 30 to Dec. 31 measurement date	--	7.8	--	1.1
Actual return on plan assets	132.6	(287.8)	19.2	(32.7)
Employer contributions	130.8	2.4	21.0	15.2
Plan participants’ contributions	--	--	4.7	4.4
Gross benefits paid	(52.9)	(46.5)	(22.7)	(24.2)
Fair value of plan assets at Dec. 31	776.4	565.9	102.4	80.2

Under funded status at Dec. 31	$(143.7)	$(330.5)	$(166.0)	$(167.5)

Amounts recognized on the Consolidated
Balance Sheets consist of:
Other current liabilities	$(8.2)	$(4.6)	$(3.7)	$(4.8)
Pension and other benefit obligations	(135.5)	(325.9)	(162.3)	(162.7)
Net amount recognized at Dec. 31	$(143.7)	$(330.5)	$(166.0)	$(167.5)

	Defined Benefit		Other Postretirement
	Pension Plans		Benefits Plans
	2009	2008	2009	2008
Amounts recognized in Regulatory Assets and AOCL
consist of (b):
Net actuarial loss	$389.0	$482.7	$91.0	$96.0
Prior service cost (credit)	(5.3)	10.2	(5.5)	(9.2)
Transition obligation	--	--	0.5	0.7
	$383.7	$492.9	$86.0	$87.5
(a)	Refer to “Cash Balance Pension Plan” below for additional information regarding the 2009 plan amendment.
(b)
Refer to Note 1(b) and Alliant Energy’s “Consolidated Statements of Common Equity” for amounts recognized in “Regulatory assets” and “AOCL,” respectively, on Alliant Energy’s Consolidated Balance Sheets.

Included in the following table are Alliant Energy’s accumulated benefit obligations, aggregate amounts applicable to defined benefit pension and other postretirement benefits plans with accumulated benefit obligations in excess of plan assets, as well as defined benefit pension plans with projected benefit obligations in excess of plan assets as of the Dec. 31 measurement date (Not Applicable (N/A); in millions):

	Defined Benefit		Other Postretirement
	Pension Plans		Benefits Plans
	2009	2008	2009	2008
Accumulated benefit obligations	$870.0	$843.4	$268.4	$247.7
Plans with accumulated benefit obligations in excess
of plan assets:
Accumulated benefit obligations	870.0	843.4	268.4	247.7
Fair value of plan assets	776.4	565.9	102.4	80.2
Plans with projected benefit obligations in excess
of plan assets:
Projected benefit obligations	920.1	896.4	N/A	N/A
Fair value of plan assets	776.4	565.9	N/A	N/A

Estimated Future Employer Contributions and Benefit Payments - Alliant Energy estimates that funding for the qualified defined benefit pension, non-qualified defined benefit pension and other postretirement benefits plans during 2010 will be $0, $8 million and $19 million, respectively.

The expected benefit payments and Medicare subsidies, which reflect expected future service, as appropriate, are as follows (in millions):

	2010	2011	2012	2013	2014	2015 - 2019
Defined benefit pension plans	$55.8	$54.4	$54.9	$57.3	$60.8	$341.2
Other postretirement benefits plans	19.8	19.7	20.2	20.6	21.6	121.5
Medicare subsidies	(1.2)	(1.3)	(1.5)	(1.7)	(1.8)	(12.4)
	$74.4	$72.8	$73.6	$76.2	$80.6	$450.3

Investment Policy and Strategy for Plan Assets - Alliant Energy’s, IPL’s and WPL’s investment strategy and their policies employed with respect to assets of defined benefit pension and other postretirement benefits plans are to combine both preservation of principal and prudent and reasonable risk-taking to protect the integrity of plan assets, in order to meet the obligations to plan participants while achieving the optimal return possible over the long-term to minimize benefit costs.  It is recognized that risk and volatility are present to some degree with all types of investments; however, high levels of risk are minimized at the total fund level.  This is accomplished through diversification by asset class including both U.S. and international equity exposure, the number of individual investments, and sector and industry limits when applicable.  Alliant Energy, IPL and WPL believe that any risk associated with the various plan assets is minimized by this diversification.  Alliant Energy, IPL and WPL also use an overlay management service to help maintain target allocations, liquidity needs and intended exposures to the plan assets.  The overlay manager is authorized to use derivative financial instruments to facilitate this service.

For assets of defined benefit pension plans, the mix among asset classes is controlled by long-term asset allocation targets.  The assets are viewed as long-term with moderate liquidity needs.  Historical performance results and future expectations suggest that equity securities will provide higher total investment returns than debt securities over a long-term investment horizon.  Consistent with the goals of maximizing returns and minimizing risks over the long-term, the defined benefit pension plans have a long-term investment posture more heavily weighted towards equity holdings.  The current target range allocations for defined benefit pension plan assets are 60-80% equity securities and 20-40% fixed income securities.  Equity holdings include investments in large-cap (26-52% target range), small-cap (0-10% target range) and international securities (12-30% target range).  Fixed income holdings include corporate bonds, government and government agency obligations and fixed income funds.  The asset allocation mix is monitored regularly and appropriate action is taken as needed to rebalance the assets within the prescribed range.  Prohibited investment vehicles include, but may not be limited to, direct ownership of real estate, options and futures (unless specifically approved as is the case of the overlay manager), margin trading, oil and gas limited partnerships, commodities, short selling and securities of the managers’ firms or affiliate firms.

Other postretirement benefits plans assets are comprised of specific assets within certain defined benefit pension plans (401(h) assets) as well as assets held in Voluntary Employees’ Beneficiary Association (VEBA) trusts.  The investment policy and strategy of the 401(h) assets mirrors those of the defined benefit pension plans, which is discussed above.  The assets in the VEBA trusts are viewed as long-term.  A mix of both equity and debt securities are utilized to maximize returns and minimize risk over the long-term.  Equity holdings within the VEBA trusts include investments in large-cap, mid-cap and small-cap securities.  Fixed income holdings within the VEBA trusts include corporate bonds, government and agency obligations and fixed income funds.  There are no specific target allocations for the VEBA trusts as a whole.  Separate investment guidelines have been established for the VEBA trusts which are actively managed.  At Dec. 31, 2009, the other postretirement benefits plan assets consisted of 59% equity securities and 31% fixed income securities.

Securities Lending Program - Alliant Energy, IPL and WPL have a securities lending program with the trustee that allows the trustee to lend certain securities from their defined benefit pension and other postretirement benefits plans to selected entities against receipt of collateral (in the form of cash, government securities or letters of credit) as provided for and determined in accordance with its securities loan agreement.  Initial collateral levels are no less than 102% and 105% of the market value of the borrowed securities for collateral denominated in U.S. and foreign currency, respectively.  At Dec. 31, 2009, the fair value of the collateral and the amount due to borrowers for the securities lending program was as follows (in millions):

	Fair Value of Invested Collateral		Amount Due to Borrowers
	Defined Benefit	Other Postretirement	Defined Benefit	Other Postretirement
	Pension Plans	Benefits Plans	Pension Plans	Benefits Plans
Alliant Energy	$24.8	$1.2	$32.7	$1.6
IPL	7.8	0.8	10.2	1.1
WPL	7.6	0.2	10.0	0.3

Fair Value Measurements - The following tables report a framework for measuring fair value.  The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value.  The three levels of the fair value hierarchy are as follows:

Level 1 - Pricing inputs are unadjusted quoted prices available in active markets for identical assets or liabilities as of the reporting date.  Alliant Energy’s, IPL’s and WPL’s investments in registered investment companies and common and preferred stocks are valued at the closing price reported in the active market in which the individual securities are traded.  Level 1 plan assets also include interest-bearing cash, which is held in money market accounts managed by an affiliate of the trustee.

Level 2 - Pricing inputs are quoted prices for similar asset or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.  Alliant Energy’s, IPL’s and WPL’s investments in corporate bonds and government and agency obligations are valued at the closing price reported in the active market for similar assets in which the individual securities are traded or based on yields currently available on comparable securities of issuers with similar credit ratings.  Alliant Energy’s, IPL’s and WPL’s investments in common/collective trusts are valued at the net asset value of shares held by the plans, which is based on the fair market value of the underlying investments in equity and fixed income securities of the common/collective trusts.  Level 2 plan assets also consist of asset backed securities, certificates of deposit, commercial paper and repurchase agreements within their securities lending invested collateral.

Level 3 - Pricing inputs are unobservable inputs for assets or liabilities for which little or no market data exist and require significant management judgment or estimation.  Alliant Energy’s, IPL’s and WPL’s Level 3 plan assets include certain asset backed securities and corporate bonds within their securities lending invested collateral.

The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3).  In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy.  The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy.  Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while Alliant Energy, IPL and WPL believe their valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

At Dec. 31, 2009, the fair values of Alliant Energy’s defined benefit pension plans assets by asset category and fair value hierarchy level were as follows (in millions):

	Fair Value
	Measurements
	at Dec. 31, 2009	Level 1	Level 2	Level 3
Cash and equivalents	$36.3	$36.3	$--	$--
Equity securities:
U.S. large cap core	104.5	104.5	--	--
U.S. large cap value	87.2	--	87.2	--
U.S. large cap growth	86.7	--	86.7	--
U.S. small cap value	23.3	--	23.3	--
U.S. small cap growth	13.8	13.8	--	--
International - developed markets	131.0	68.4	62.6	--
International - emerging markets	39.3	39.3	--	--
Fixed income securities:
Corporate bonds	61.9	--	61.9	--
Government and agency obligations	70.9	--	70.9	--
Fixed income funds	131.2	1.5	129.7	--
Securities lending invested collateral	24.8	6.7	14.9	3.2
	810.9	$270.5	$537.2	$3.2
Accrued investment income	1.6
Due to brokers, net (a)	(3.4)
Due to borrowers for securities lending program	(32.7)
Total pension plan assets	$776.4
(a)  This category represents pending trades with brokers.

Additional information for Alliant Energy’s fair value measurements of defined benefit pension plans assets using significant unobservable inputs (Level 3 inputs) for 2009 is as follows (in millions):

Securities Lending
Invested Collateral
Beginning balance, Jan. 1, 2009	$7.3
Actual return on plan assets:
Relating to assets still held at the reporting date	(0.3)
Relating to assets sold during the period	0.4
Purchases, sales and settlements, net	(4.4)
Transfers in and/or out of Level 3	0.2
Ending balance, Dec. 31, 2009	$3.2

At Dec. 31, 2009, the fair values of Alliant Energy’s other postretirement benefits plans assets by asset category and fair value hierarchy level were as follows (in millions):

	Fair Value
	Measurements
	at Dec. 31, 2009	Level 1	Level 2	Level 3
Cash and equivalents	$10.6	$10.6	$--	$--
Equity securities:
U.S. large cap core	30.7	30.7	--	--
U.S. large cap value	2.2	--	2.2	--
U.S. large cap growth	2.2	--	2.2	--
U.S. mid cap core	15.1	15.1	--	--
U.S. small cap core	4.7	4.7	--	--
U.S. small cap value	0.6	--	0.6	--
U.S. small cap growth	0.4	0.4	--	--
International - developed markets	3.3	1.7	1.6	--
International - emerging markets	1.0	1.0	--	--
Fixed income securities:
Corporate bonds	6.2	--	6.2	--
Government and agency obligations	4.5	--	4.5	--
Fixed income funds	21.3	18.0	3.3	--
Securities lending invested collateral	1.2	0.3	0.8	0.1
	104.0	$82.5	$21.4	$0.1
Accrued investment income	0.1
Due to brokers, net (a)	(0.1)
Due to borrowers for securities lending program	(1.6)
Total other postretirement benefits plan assets	$102.4
(a)  This category represents pending trades with brokers.

Additional information for Alliant Energy’s fair value measurements of other postretirement benefits plans assets using significant unobservable inputs (Level 3 inputs) for 2009 is as follows (in millions):

Securities Lending
Invested Collateral
Beginning balance, Jan. 1, 2009	$0.3
Purchases, sales and settlements, net	(0.2)
Ending balance, Dec. 31, 2009	$0.1

For the various Alliant Energy defined benefit pension and other postretirement benefits plans, Alliant Energy common stock represented less than 1% of total plan assets at Dec. 31, 2009 and 2008.

Cash Balance Pension Plan - Alliant Energy’s defined benefit pension plans include a cash balance plan that provides benefits for substantially all of its non-bargaining unit employees.  Effective August 2008, Alliant Energy amended the cash balance plan by discontinuing additional contributions into employees’ cash balance plan accounts.  Also effective August 2008, Alliant Energy increased its level of contributions to its 401(k) Savings Plan, which offset the impact of discontinuing additional contributions into the employees’ cash balance plan accounts.  These amendments are designed to provide employees portability and self-directed flexibility of their retirement benefits.  These changes did not have a significant impact on Alliant Energy’s results of operations.  Refer to Note 12(c) for discussion of a class action lawsuit filed against the Alliant Energy Cash Balance Pension Plan in 2008 and the IRS review of the tax qualified status of the Plan.

In 2009, Alliant Energy amended the cash balance plan by changing the participants’ future interest credit formula to use the annual change in consumer price index as the interest credit.  This amendment is designed to provide participants an interest crediting rate that will always be 3% more than the annual change in the cost of living.

401(k) Savings Plans - A significant number of Alliant Energy, IPL and WPL employees participate in defined contribution retirement plans (401(k) Savings Plans), of which Alliant Energy common stock represented 13.5% and 18.1% of total plan assets at Dec. 31, 2009 and 2008, respectively.  Alliant Energy’s, IPL’s and WPL’s contributions to the 401(k) plans, which are partially based on the participants’ level of contribution, were as follows (in millions):

	Alliant Energy			IPL			WPL
	2009	2008	2007	2009	2008	2007	2009	2008	2007
401(k) plan contributions	$16.2	$14.4	$10.2	$2.8	$3.0	$2.6	$4.3	$3.7	$2.5

(b)  Equity Incentive Plans - Alliant Energy’s 2002 Equity Incentive Plan (EIP) permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to key employees.  At Dec. 31, 2009, non-qualified stock options, restricted stock and performance shares were outstanding under the EIP and a predecessor plan under which new awards can no longer be granted.  At Dec. 31, 2009, 2.5 million shares remained available for grants under the EIP.  Alliant Energy satisfies payouts related to equity awards under the EIP through the issuance of new shares of its common stock.

In February 2010, Alliant Energy’s Board of Directors adopted the Alliant Energy 2010 Omnibus Incentive Plan (OIP), which permits the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards to key employees.  The OIP would authorize issuance of 4,500,000 shares, would terminate the EIP and is subject to shareowner approval.  If shareowners do not approve the OIP, the EIP will remain effective.

A summary of share-based compensation expense related to grants under the EIP and the related income tax benefits recognized was as follows (in millions):

	Alliant Energy			IPL			WPL
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Share-based compensation expense	$2.8	$3.3	$9.5	$1.6	$1.8	$5.0	$1.1	$1.2	$3.6
Income tax benefits	1.2	1.4	3.7	0.7	0.8	1.9	0.4	0.5	1.4

As of Dec. 31, 2009, total unrecognized compensation cost related to all share-based compensation awards was $9.0 million, which is expected to be recognized over a weighted average period of two years.  Share-based compensation expense is recognized on a straight-line basis over the requisite service periods.

Performance Shares - Performance share payouts to key employees are contingent upon achievement over three-year periods of specified performance criteria, which currently include metrics of total shareowner return relative to an investor-owned utility peer group.  Nonvested performance share payouts are prorated at retirement, death, disability or involuntary termination without cause based on time worked during the performance period and achievement of the performance criteria.  Participants’ nonvested performance shares are forfeited if the participant voluntarily leaves Alliant Energy or is terminated for cause.  Performance shares can be paid out in shares of Alliant Energy’s common stock, cash or a combination of cash and stock and are adjusted by a performance multiplier, which ranges from zero to 200% based on the performance criteria.  Alliant Energy anticipates making future payouts of its performance shares in cash; therefore, performance shares were accounted for as liability awards at Dec. 31, 2009 and 2008.  A summary of the performance shares activity was as follows:

	2009	2008	2007
	Shares (a)	Shares (a)	Shares (a)
Nonvested shares at Jan. 1	208,579	221,834	277,530
Granted	152,735	65,516	58,669
Vested	(84,633)	(78,532)	(104,074)
Forfeited	(20,102)	(239)	(10,291)
Nonvested shares at Dec. 31	256,579	208,579	221,834
(a)
Share amounts represent the target number of performance shares.  The actual number of shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the number of target shares.

Information related to nonvested performance shares and their fair values at Dec. 31, 2009, by year of grant, was as follows:

	2009 Grant	2008 Grant	2007 Grant
Nonvested performance shares	138,148	61,331	57,100
Alliant Energy common stock closing price on Dec. 31, 2009	$30.26	$30.26	$30.26
Estimated payout percentage based on performance criteria	87%	60%	--%
Fair values of each nonvested performance share	$26.33	$18.16	$--

At Dec. 31, 2009, fair values of nonvested performance shares were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group.  Expected volatility was based on historical volatilities using daily stock prices over the past three years.  Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date.  The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

In 2009, 2008 and 2007, Alliant Energy’s performance share payouts were valued at $4.1 million, $5.0 million and $5.9 million, respectively, and consisted of a combination of cash and common stock (51,189 shares, 3,835 shares and 8,641 shares, respectively).

Restricted Stock - Restricted stock issued under the EIP consists of time-based and performance-contingent restricted stock.

Time-based restricted stock - Restriction periods vary for each issuance of time-based restricted stock and currently range from three to five years.  Nonvested shares of time-based restricted stock generally become vested upon retirement, except for certain shares that were awarded for retention purposes that are forfeited per specific terms.  Compensation costs related to awards granted to retirement-eligible employees are generally expensed on the date of grant.  Participants’ nonvested time-based restricted stock is forfeited if the participant voluntarily leaves Alliant Energy or is terminated for cause.  Nonvested time-based restricted stock is fully vested in the event of retirement, death, disability or involuntary termination without cause.  The fair value of time-based restricted stock is based on the average market price at the grant date.  A summary of the time-based restricted stock activity was as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares at Jan. 1	156,807	$32.80	165,832	$30.66	182,886	$27.89
Granted	51,236	29.40	47,922	35.60	43,850	36.80
Vested	(79,459)	31.08	(53,322)	28.46	(57,904)	26.42
Forfeited	(3,235)	33.97	(3,625)	35.69	(3,000)	33.05
Nonvested shares at Dec. 31	125,349	32.47	156,807	32.80	165,832	30.66

Performance-contingent restricted stock - Vesting of performance-contingent restricted stock grants are based on the achievement of certain performance targets (currently specified earnings growth).  The performance metric for the 2009 and 2008 grants is consolidated net income growth.  The performance metric for the 2007 grants is consolidated earnings per share growth.  If performance targets are not met within the performance period, which currently ranges from two to four years, these restricted stock grants are forfeited.  Nonvested shares of performance-contingent restricted stock are prorated at retirement based on time worked during the performance period and vest only if and when the performance criteria are met.  Participants’ nonvested performance-contingent restricted stock is forfeited if the participant voluntarily leaves Alliant Energy for reasons other than retirement.  The fair value of performance-contingent restricted stock is based on the average market price at the grant date.  A summary of the performance-contingent restricted stock activity was as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares at Jan. 1	124,185	$39.28	135,348	$32.42	149,563	$28.12
Granted	101,822	23.67	65,516	40.49	58,669	37.94
Vested	--	--	(54,991)	28.20	(58,015)	28.04
Forfeited	--	--	(21,688)	28.19	(14,869)	28.06
Nonvested shares at Dec. 31	226,007	32.25	124,185	39.28	135,348	32.42

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

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at Jan. 1	497,183	$27.30	542,844	$27.45	1,768,236	$27.70
Exercised	(39,877)	25.80	(45,661)	29.02	(1,225,392)	27.81
Expired	(56,098)	29.88	--	--	--	--
Forfeited	(16,877)	28.67	--	--	--	--
Outstanding and exercisable at Dec. 31	384,331	27.02	497,183	27.30	542,844	27.45

The weighted average remaining contractual term for options outstanding and exercisable at Dec. 31, 2009 was two years.  The aggregate intrinsic value of options outstanding and exercisable at Dec. 31, 2009 was $1.4 million.

Other information related to stock option activity was as follows (in millions):

	2009	2008	2007
Cash received from stock options exercised	$1.0	$1.3	$34.1
Aggregate intrinsic value of stock options exercised	0.1	0.3	16.3
Income tax benefit from the exercise of stock options	0.1	0.1	5.8
Total fair value of stock options vested during period	--	--	0.4

(c)  Deferred Compensation Plan - Alliant Energy maintains a deferred compensation plan under which key employees may defer up to 100% of base salary and incentive compensation and directors may elect to defer all or part of their retainer and committee fees.  Key employees who have made the maximum allowed contribution to the Alliant Energy 401(k) Savings Plan may receive an additional credit to the deferred compensation plan.  Key employees and directors may elect to have their deferrals credited to an interest account, an equity account based on an S&P 500 index fund or a company stock account.  The company stock account is held in a rabbi trust.  Payments from the company stock account will be made in shares of Alliant Energy common stock.  At Dec. 31, 2009 and 2008, the fair market value of the company stock accounts, which are currently funded with shares held in a deferred compensation trust, totaled $7.9 million and $7.0 million, respectively.

(7)  COMMON EQUITY, PREFERRED STOCK AND NONCONTROLLING INTEREST
(a)  Common Equity
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

	2009	2008	2007
Shares outstanding, Jan. 1	110,449,099	110,359,314	116,126,599
Share repurchase program (a)	--	--	(7,043,474)
Equity incentive plans (Note 6(b))	240,889	137,621	1,318,683
Other (b)	(33,490)	(47,836)	(42,494)
Shares outstanding, Dec. 31	110,656,498	110,449,099	110,359,314

(a)
In 2006 and 2007, Alliant Energy announced that its Board of Directors approved plans to repurchase up to $400 million of its common stock.  In 2007, Alliant Energy repurchased 7.0 million shares of its common stock on the open market for $295 million.  At Dec. 31, 2007, Alliant Energy had completed the entire $400 million share repurchase program previously authorized by its Board of Directors.

(b)	Includes shares transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the EIP.

At Dec. 31, 2009, Alliant Energy had a total of 5.9 million shares available for issuance in the aggregate, pursuant to its Shareowner Direct Plan, EIP and 401(k) Savings Plan.

Shareowner Rights Agreement - Alliant Energy has established an amended and restated Shareowner Rights Agreement.  The rights under this agreement will only become exercisable if a person or group has acquired, or announced an intention to acquire, 15% or more of Alliant Energy’s outstanding common stock.  Each right will initially entitle registered shareowners to purchase from Alliant Energy one-half of one share of Alliant Energy’s common stock.  The rights will be exercisable at an initial price of $110.00 per full share, subject to adjustment.  If any shareowner acquires 15% or more of the outstanding common stock of Alliant Energy, each right (subject to limitations) will entitle its holder to purchase, at the right’s then current exercise price, a number of common shares of Alliant Energy or of the acquirer having a market value at the time of twice the right’s per full share exercise price.  The Board of Directors is authorized to reduce the 15% ownership threshold to not less than 10%.  The amended and restated Shareowner Rights Agreement expires in December 2018.

Dividend Restrictions - Alliant Energy is a holding company with no significant operations of its own therefore Alliant Energy is dependent upon receiving dividends from its subsidiaries to pay dividends to its shareowners.  Alliant Energy does not have any significant common stock dividend restrictions.  IPL and WPL each have common stock dividend restrictions based on the terms of their outstanding preferred stock and applicable regulatory limitations.  At Dec. 31, 2009, IPL and WPL were in compliance with all such dividend restrictions.

Both IPL and WPL are restricted from paying common stock dividends to their parent company, Alliant Energy, if for any past or current dividend period, dividends on their respective preferred stock have not been paid, or declared and set apart for payment.  IPL and WPL have paid all dividends on their respective preferred stock through 2009.

IPL’s most significant regulatory limitation on distributions to its parent company is included in an order issued by the MPUC in June 2009 that requires IPL to maintain a common stock equity ratio between 41.3% and 50.5% during the 12 months ended June 30, 2010.  In addition, IPL must inform the IUB if its common equity ratio falls below 42% of total capitalization.  As of Dec. 31, 2009, IPL’s amount of retained earnings that were free of restrictions was $250 million.

WPL’s most significant regulatory limitation on distributions to its parent company is included in an order issued by the PSCW in December 2009 that prohibits WPL from paying annual common stock dividends in excess of $112 million if WPL’s common stock equity ratio is or will fall below 51.01%.  WPL’s dividends are also restricted to the extent that such dividend would reduce WPL’s common stock equity ratio to less than 25%.  As of Dec. 31, 2009, WPL’s amount of retained earnings that were free of restrictions was $118 million.

Restricted Net Assets of Subsidiaries - Neither IPL nor WPL have regulatory authority to lend or advance any amounts to their parent company.  As of Dec. 31, the amount of net assets of IPL and WPL that were not available to be transferred to their parent company in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was as follows (in billions):

	2009	2008
IPL	$1.1	$0.9
WPL	1.1	1.0

Capital Transactions With Subsidiaries - IPL, WPL and Resources paid common stock dividends and repayments of capital to their parent during 2009, 2008 and 2007 as follows (in millions):

	IPL			WPL			Resources
	2009	2008	2007	2009	2008	2007	2009
Common stock dividends to Alliant Energy	$--	$29	$610	$91	$91	$191	$--
Repayment of capital to Alliant Energy	106	75	--	--	--	--	100
Total distributions from common equity	$106	$104	$610	$91	$91	$191	$100

In 2007, IPL’s common stock dividends to its parent included a $400 million dividend related to the sale of IPL’s electric transmission assets and a $100 million dividend to realign IPL’s capital structure.  In 2007, WPL’s common stock dividends to its parent included a $100 million dividend to realign WPL’s capital structure.  In July 2008, FERC issued an order allowing IPL to pay up to $400 million in common equity distributions from additional paid-in capital, rather than retained earnings.  As of Dec. 31, 2009, IPL’s remaining authority under this FERC order was $219 million.

IPL and WPL received capital contributions from their parent during 2009, 2008 and 2007, as follows (in millions):

	IPL			WPL
	2009	2008	2007	2009	2008	2007
Capital contributions from Alliant Energy	$150	$200	$100	$100	$100	$--

(b)  Preferred Stock - Information related to the carrying value of Alliant Energy’s cumulative preferred stock of subsidiaries, net (none are mandatorily redeemable) at Dec. 31 was as follows (dollars in millions):

Liquidation Preference/	Authorized	Shares
Stated Value	Shares	Outstanding	Series	Redemption	2009	2008
IPL:
$25	(a)	6,000,000	8.375%	On or after March 15, 2013	$150.0	$150.0
$25	(a)	1,600,000	7.1%	Any time	40.0	40.0
					190.0	190.0
Less: discount					(6.2)	(6.2)
					183.8	183.8
WPL:
$100	(b)	99,970	4.50%	Any time	10.0	10.0
$100	(b)	74,912	4.80%	Any time	7.5	7.5
$100	(b)	64,979	4.96%	Any time	6.5	6.5
$100	(b)	29,957	4.40%	Any time	3.0	3.0
$100	(b)	29,947	4.76%	Any time	3.0	3.0
$100	(b)	150,000	6.20%	Any time	15.0	15.0
$25	(b)	599,460	6.50%	Any time	15.0	15.0
					60.0	60.0
					$243.8	$243.8
(a) IPL has 16,000,000 authorized shares in total.
(b) WPL has 3,750,000 authorized shares in total.

IPL - The articles of incorporation of IPL contain a provision that grants the holders of its preferred stock voting rights to elect two members of IPL’s Board of Directors if preferred dividends equal to the annual dividend requirements are in arrears.  Such voting rights would not provide the holders of IPL’s preferred stock control of the decision on redemption of IPL’s preferred stock and could not force IPL to exercise its call option.  Therefore, IPL’s preferred stock is presented in total equity in Alliant Energy’s and IPL’s Consolidated Balance Sheets in a manner consistent with noncontrolling interests.

WPL - The articles of incorporation of WPL contain a provision that grants the holders of its preferred stock voting rights to elect a majority of WPL’s Board of Directors if preferred dividends equal to the annual dividend requirements are in arrears.  The exercise of such voting rights would provide the holders of WPL’s preferred stock control of the decision on redemption of WPL’s preferred stock and could force WPL to exercise its call option.  Therefore, the contingent control right and the embedded call option cause WPL’s preferred stock to be presented outside of total equity in Alliant Energy’s and WPL’s Consolidated Balance Sheets in a manner consistent with temporary equity.

Refer to Note 10 for information on the fair value of Alliant Energy’s cumulative preferred stock of subsidiaries.

(c)  Noncontrolling Interest - A summary of Alliant Energy’s noncontrolling interest activity was as follows (in millions):

	2009	2008	2007
Beginning balance, Jan. 1	$2.1	$3.9	$4.9
Sale of investments	--	(1.8)	(0.3)
Other	--	--	(0.7)
Ending balance, Dec. 31	$2.1	$2.1	$3.9

(8)  DEBT
(a)  Short-Term Debt - Alliant Energy and its subsidiaries maintain committed bank lines of credit to provide short-term borrowing flexibility and backstop liquidity for commercial paper outstanding.  At Dec. 31, 2009, Alliant Energy’s short-term borrowing arrangements included three revolving credit facilities totaling $623 million ($96 million for Alliant Energy at the parent company level, $287 million for IPL and $240 million for WPL), which expire in November 2012.  Information regarding commercial paper issued under these facilities and other short-term borrowings was as follows (Not Applicable (N/A); dollars in millions):

	Alliant Energy		IPL		WPL
	2009	2008	2009	2008	2009	2008
At Dec. 31:
Commercial paper outstanding	$190.0	$86.1	$190.0	$42.4	$--	$43.7
Weighted average interest rates - commercial paper	0.4%	1.2%	0.4%	1.1%	N/A	1.4%

For the year ended:
Maximum amount of total short-term debt outstanding
(based on daily outstanding balances)	$255.9	$255.3	$190.0	$139.3	$103.1	$138.0
Average amount of total short-term debt outstanding
(based on daily outstanding balances)	$80.6	$89.6	$52.8	$26.2	$26.4	$63.7
Weighted average interest rates - total short-term debt	0.8%	3.0%	0.7%	3.1%	0.5%	3.0%

(b)  Long-Term Debt -
Alliant Energy’s, IPL’s and WPL’s long-term debt, net as of Dec. 31 was as follows (dollars in millions):

	2009			2008
	Alliant			Alliant
	Energy	IPL	WPL	Energy	IPL	WPL
Senior Debentures:
6.75%, due 2011	$200.0	$200.0	$--	$200.0	$200.0	$--
5.875%, due 2018	100.0	100.0	--	100.0	100.0	--
7.25%, due 2018	250.0	250.0	--	250.0	250.0	--
5.5%, due 2025	50.0	50.0	--	50.0	50.0	--
6.45%, due 2033	100.0	100.0	--	100.0	100.0	--
6.3%, due 2034	125.0	125.0	--	125.0	125.0	--
6.25%, due 2039 (a)	300.0	300.0	--	--	--	--
6.625% (a)	--	--	--	135.0	135.0	--
	1,125.0	1,125.0	--	960.0	960.0	--
Debentures:
7.625%, due 2010	100.0	--	100.0	100.0	--	100.0
5%, due 2019 (b)	250.0	--	250.0	--	--	--
6.25%, due 2034	100.0	--	100.0	100.0	--	100.0
6.375%, due 2037	300.0	--	300.0	300.0	--	300.0
7.6%, due 2038	250.0	--	250.0	250.0	--	250.0
	1,000.0	--	1,000.0	750.0	--	750.0
Pollution Control Revenue Bonds:
5%, due 2014	38.4	38.4	--	38.4	38.4	--
5%, due 2014 and 2015	24.5	--	24.5	24.5	--	24.5
5.375%, due 2015	14.6	--	14.6	14.6	--	14.6
	77.5	38.4	39.1	77.5	38.4	39.1
Other:
4% senior notes, due 2014 (c)	250.0	--	--	--	--	--
5.06% senior secured notes, due 2010 to 2024	65.7	--	--	66.8	--	--
2.5% exchangeable senior notes, due 2030 (d)	--	--	--	402.5	--	--
Other, 1% to 7%, due 2010 to 2025	0.8	--	--	0.9	--	--
	316.5	--	--	470.2	--	--
Subtotal	2,519.0	1,163.4	1,039.1	2,257.7	998.4	789.1
Current maturities	(101.5)	--	(100.0)	(136.4)	(135.0)	--
Unamortized debt (discount) and premium, net	(13.0)	(4.7)	(7.5)	(373.0)	(3.2)	(6.2)
Long-term debt, net	$2,404.5	$1,158.7	$931.6	$1,748.3	$860.2	$782.9

(a)
In July 2009, IPL issued $300 million of 6.25% senior debentures due 2039 and used the proceeds initially to repay short-term debt and invest in short-term assets and thereafter to repay $135 million of its 6.625% senior debentures in August 2009.

(b)
In July 2009, WPL issued $250 million of 5% debentures due 2019 and used the proceeds initially to repay short-term debt and invest in short-term assets, and thereafter to fund capital expenditures and for general working capital purposes.

(c)	In October 2009, Alliant Energy issued $250 million of 4% senior notes due 2014 and used the proceeds to repay short-term debt and the remainder for general corporate purposes.
(d)
In September 2009, Alliant Energy announced a tender offer and consent solicitation for all 5,940,960 of its 2.5% Exchangeable Senior Notes due 2030 (Notes).  In 2009, Alliant Energy received valid tenders and consents from holders of 5,940,660 Notes and made $241 million of payments related to the Notes tendered using short-term borrowings and cash on hand.  These payments exceeded the carrying value of the Notes tendered resulting in Alliant Energy incurring $203 million of pre-tax charges in 2009 related to the repurchase of the Notes.  These pre-tax charges were recorded in “Loss on early extinguishment of debt” in Alliant Energy’s Consolidated Statements of Income in 2009.  As of Dec. 31, 2009, there were 300 Notes outstanding.

Five-Year Schedule of Debt Maturities - At Dec. 31, 2009, Alliant Energy’s, IPL’s and WPL’s debt maturities for 2010 to 2014 were as follows (in millions):

	2010	2011	2012	2013	2014
IPL	$--	$200	$--	$--	$38
WPL	100	--	--	--	9
Resources	2	1	1	1	2
Alliant Energy parent company	--	--	--	--	250
Alliant Energy	$102	$201	$1	$1	$299

At Dec. 31, 2009, there were no significant sinking fund requirements related to the long-term debt on Alliant Energy’s, IPL’s and WPL’s Consolidated Balance Sheets.

Indentures - Alliant Energy maintains separate indentures related to its 4% senior notes due 2014 and its 2.5% Notes.  IPL maintains indentures related to its senior debentures due 2011 through 2039.  WPL maintains an indenture related to its debentures due 2010 through 2038.  Sheboygan Power, LLC, Resources’ wholly-owned subsidiary, maintains an indenture related to the issuance of its 5.06% senior secured notes due 2010 to 2024.

Exchangeable Senior Notes due 2030 - As a result of receiving the requisite consents in 2009 constituting a majority in aggregate principal amount of the outstanding Notes, Alliant Energy and the trustee for the Notes entered into a Sixth Supplemental Indenture that (i) waived an alleged default under the indenture for the Notes asserted in a notice of default from the trustee and its consequences; (ii) rescinded the notice of acceleration from the trustee, which declared the full principal amount of the Notes due and payable, and its consequences; (iii) stipulated that Alliant Energy’s assumption of the obligations of Resources under the indenture and the Notes and Resources’ release from its obligations under the indenture and the Notes were deemed to have been effective on Nov. 25, 2008; (iv) authorized the filing of a stipulation of dismissal with prejudice in federal court with respect to related litigation by the trustee with respect to the Notes; and (v) approved amendments to the indenture that eliminated substantially all of the covenants and certain of the events of default contained in the indenture.  The Sixth Supplemental Indenture provisions described above became operative in September 2009.  In September 2009, Alliant Energy, Resources and the trustee filed in federal court the stipulation of dismissal, which ended the litigation by the trustee with respect to the Notes.

Optional Redemption Provisions - Alliant Energy and its subsidiaries have certain issuances of long-term debt that contain optional redemption provisions which, if elected by the issuer at its sole discretion, could require material redemption premium payments by the issuer.  The redemption premium payments under these optional redemption provisions are variable and dependent on applicable U.S. Treasury rates at the time of redemption.  At Dec. 31, 2009, the debt issuances that contained these optional redemption provisions included Alliant Energy’s senior notes due 2014, IPL’s senior debentures due 2011 through 2039, WPL’s debentures due 2019 through 2038 and Sheboygan Power, LLC’s senior secured notes due 2010 to 2024.

Security Provisions - The 5.06% senior secured notes due 2010 to 2024 are secured by the Sheboygan Falls Energy Facility and related assets.

Unamortized Debt Issuance Costs - Alliant Energy’s, IPL’s and WPL’s unamortized debt issuance costs recorded in “Deferred charges and other” on the Consolidated Balance Sheets at Dec. 31 were as follows (in millions):

	Alliant Energy		IPL		WPL
	2009	2008	2009	2008	2009	2008
Unamortized debt issuance costs	$19.3	$14.8	$8.3	$6.2	$8.5	$7.1

Carrying Amount and Fair Value of Long-term Debt - Refer to Note 10 for information on the carrying amount and fair value of Alliant Energy’s, IPL’s and WPL’s long-term debt outstanding at Dec. 31, 2009 and 2008.

(9)  INVESTMENTS
(a)  Unconsolidated Equity Investments - Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting are as follows (dollars in millions):

	Ownership	Carrying Value
	Interest at	at Dec. 31,		Equity (Income) / Loss
	Dec. 31, 2009	2009	2008	2009	2008	2007
ATC (a)	16%	$219	$195	$(36)	$(32)	$(27)
Wisconsin River Power Company	50%	8	9	(1)	(2)	(1)
Other	Various	2	2	--	1	(1)
		$229	$206	$(37)	$(33)	$(29)
(a)
Alliant Energy has the ability to exercise significant influence over ATC’s financial and operating policies through its participation on ATC’s Board of Directors.  Refer to Note 20 for information regarding related party transactions with ATC.

Summary financial information from the financial statements of these investments is as follows (in millions):

	2009	2008	2007
Operating revenues	$529	$474	$424
Operating income	292	258	210
Net income	218	197	168
As of Dec. 31:
Current assets	56	56
Non-current assets	2,814	2,546
Current liabilities	286	257
Non-current liabilities	1,341	1,234

(b)  Cash Surrender Value of Life Insurance Policies - Alliant Energy, IPL and WPL have various life insurance policies that cover certain current and former employees and directors.  At Dec. 31, the cash surrender value of these investments was as follows (in millions):

	Alliant Energy		IPL		WPL
	2009	2008	2009	2008	2009	2008
Cash surrender value	$47.8	$46.0	$13.2	$12.9	$14.0	$13.4

(c)  Other Investments - Information relating to various debt and equity securities held by Alliant Energy at Dec. 31 that are marked-to-market each reporting period was as follows (in millions):

	2009		2008
	Carrying/Fair	Unrealized Gains,	Carrying/Fair	Unrealized Gains,
	Value	Net of Tax	Value	Net of Tax
Available-for-sale securities	$4.2	$0.6	$3.8	$0.2

(10)  FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of Alliant Energy’s, IPL’s and WPL’s current assets and current liabilities approximates fair value because of the short maturity of such financial instruments.  Carrying amounts and the related estimated fair values of other financial instruments at Dec. 31, 2009 and 2008 are as follows (in millions):

	Alliant Energy		IPL		WPL
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
Dec. 31, 2009
Assets:
Derivative assets (Note 11(a))	$31.8	$31.8	$16.4	$16.4	$15.3	$15.3
Available-for-sale securities (Note 9(c))	4.2	4.2	2.3	2.3	--	--
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 8(b))	2,506.0	2,675.5	1,158.7	1,238.1	1,031.6	1,125.9
Cumulative preferred stock of subsidiaries (Note 7(b))	243.8	260.9	183.8	210.3	60.0	50.6
Derivative liabilities (Note 11(a))	119.3	119.3	53.0	53.0	66.3	66.3

Dec. 31, 2008
Assets:
Derivative assets (Note 11(a))	28.4	28.4	8.7	8.7	19.6	19.6
Available-for-sale securities (Note 9(c))	3.8	3.8	2.3	2.3	--	--
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 8(b))	1,884.7	2,107.0	995.2	991.8	782.9	861.7
Cumulative preferred stock of subsidiaries (Note 7(b))	243.8	242.1	183.8	192.3	60.0	49.8
Derivative liabilities (Note 11(a))	103.0	103.0	88.2	88.2	14.8	14.8

Valuation Techniques -
Derivative assets and liabilities - Derivative assets and liabilities include swap contracts, option contracts and physical forward purchase and sale contracts for electricity and natural gas, financial transmission rights (FTRs) and embedded foreign currency derivatives.  IPL’s and WPL’s swap, option and physical forward commodity contracts are non-exchange-based derivative instruments valued using indicative price quotations available through a pricing vendor that provides daily exchange forward price settlements, from broker or dealer quotations or from on-line exchanges.  The indicative price quotations reflect the average of the bid-ask mid-point prices and are obtained from sources believed to provide the most liquid market for the commodity.  IPL and WPL corroborate a portion of these indicative price quotations using quoted prices for similar assets or liabilities in active markets and categorize derivative instruments based on such indicative price quotations as Level 2.  IPL’s and WPL’s commodity contracts that are valued using indicative price quotations based on significant assumptions such as seasonal or monthly shaping and indicative price quotations that cannot be readily corroborated are categorized as Level 3.  IPL’s and WPL’s swap, option and physical forward commodity contracts are predominately at liquid trading points.  IPL’s and WPL’s FTRs are measured at fair value each reporting period using monthly or annual auction shadow prices from relevant auctions.  The embedded foreign currency derivatives related to Euro-denominated payment terms included in the wind turbine supply contract with Vestas are measured at fair value each reporting period using an extrapolation of forward currency rates.  Refer to Note 11(a) for additional details of Alliant Energy’s derivative assets and liabilities.

Available-for-sale securities - The fair value of Resources’ investment in Capstone Turbine Corporation’s common stock and certain IPL investments in various debt and equity securities are measured at fair value each reporting period using quoted market prices on listed exchanges.  Refer to Note 9(c) for additional details of Alliant Energy’s available-for-sale securities.

Long-term debt (including current maturities) - For long-term debt instruments that are actively traded, the fair value was based upon quoted market prices each year-end.  For long-term debt instruments that are not actively traded, the fair value was based on discounted cash flow methodology and utilizes assumptions of current market pricing curves.  Refer to Note 8(b) for additional details of Alliant Energy’s, IPL’s and WPL’s long-term debt.

Cumulative preferred stock of subsidiaries - The fair values of IPL’s 8.375% and 7.10% cumulative preferred stock were based on their closing market prices quoted by the New York Stock Exchange each reporting period.  The fair value of WPL’s 4.50% cumulative preferred stock was based on the closing market prices quoted by the NYSE Amex LLC each reporting period.  The fair value of WPL’s remaining preferred stock was calculated based on the market yield of similar securities.  Refer to Note 7(b) for additional details of IPL’s and WPL’s cumulative preferred stock of subsidiaries.

Valuation Hierarchy - Fair value measurement accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The three levels of the fair value hierarchy and examples of each are as follows:

Level 1 - Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date.  Level 1 assets include Resources’ investment in Capstone Turbine Corporation’s common stock and certain IPL investments in securities valued using quoted market prices on listed exchanges.

Level 2 - Pricing inputs are quoted prices for similar asset or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active as of the reporting date.  Level 2 assets and liabilities include IPL’s and WPL’s non-exchange traded commodity contracts valued using indicative price quotations that are corroborated with quoted prices for similar assets or liabilities in active markets.

Level 3 - Pricing inputs are unobservable inputs for assets or liabilities for which little or no market data exist and require significant management judgment or estimation.  Level 3 assets and liabilities include IPL’s and WPL’s FTRs, natural gas option contracts, embedded foreign currency derivatives and certain commodity contracts that are valued using indicative price quotations based on significant assumptions such as seasonal or monthly shaping.

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

Recurring Fair Value Measurements - Alliant Energy’s recurring items subject to fair value measurements disclosure requirements at Dec. 31, 2009 and 2008 were as follows (in millions):

	Fair Value
	Measurements	Level 1	Level 2	Level 3
Dec. 31, 2009
Assets:
Derivative assets	$31.8	$0.1	$20.0	$11.7
Available-for-sale securities	4.2	2.3	1.8	0.1
Liabilities:
Derivative liabilities	119.3	--	113.3	6.0

Dec. 31, 2008
Assets:
Derivative assets	28.4	0.1	2.6	25.7
Available-for-sale securities	3.8	3.8	--	--
Liabilities:
Derivative liabilities	103.0	--	92.0	11.0

Additional information for Alliant Energy’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for 2009 and 2008 is as follows (in millions):

	Derivative Assets and
	Liabilities, net
	2009	2008
Beginning balance, Jan. 1	$14.7	$27.7
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(3.5)	19.3
Purchases, sales, issuances and settlements, net	(5.4)	(32.3)
Ending balance, Dec. 31	$5.8	$14.7

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets
and liabilities held at Dec. 31 (a)	$(3.5)	$14.7
(a)	Recorded in “Regulatory assets” and “Regulatory liabilities” on Alliant Energy’s Consolidated Balance Sheets.

Nonrecurring Fair Value Measurements - Alliant Energy’s nonrecurring item subject to the fair value measurement disclosure requirements in 2009 was as follows (in millions):

	Fair Value at
	Dec. 31, 2009	Level 1	Level 2	Level 3	Total Loss
IPL’s steam plant in service	$2.0	$--	$--	$2.0	$(4.0)

In the second quarter of 2009, IPL announced its decision to discontinue providing steam service to customers in downtown Cedar Rapids.  As a result of this decision, IPL assessed the recoverability of its steam assets in downtown Cedar Rapids in 2009 and determined the carrying amount of the assets exceeded the expected undiscounted future cash flows from the assets.  The carrying value of the assets was reduced by $4 million in 2009 to equal the estimated fair value of the assets.  The fair value of the assets was estimated using the expected cash flows from the assets for the remainder of their useful life and the anticipated salvage value of the assets.  Alliant Energy and IPL recognized the $4 million impairment charge in “Utility other operation and maintenance expenses” in their Consolidated Statements of Income in 2009.  Refer to Note 1(e) for further discussion of IPL’s steam plant in service.

Refer to Note 1(r) for additional information on fair value measurements.

(11)  DERIVATIVE INSTRUMENTS
(a)  Accounting for Derivative Instruments -
Purpose - Alliant Energy periodically uses derivative instruments for risk management purposes to mitigate exposures to fluctuations in interest rates, certain commodity prices, transmission congestion costs and currency exchange rates.  Alliant Energy’s, IPL’s and WPL’s current derivative instruments have not been designated as hedging instruments.  IPL’s and WPL’s derivative instruments include electric physical forward purchase contracts and swap contracts to mitigate pricing volatility for the electricity purchased to supply to their customers, electric physical forward sale contracts to offset long positions created by reductions in electricity demand forecasts, natural gas swap contracts to mitigate pricing volatility for the fuel used to supply to the natural gas-fired electric generating facilities they operate, natural gas options to mitigate price increases during periods of high demand or lack of supply, FTRs acquired to manage transmission congestion costs, natural gas swap contracts to mitigate pricing volatility for natural gas supplied to their retail customers and embedded foreign currency derivatives related to Euro-denominated payment terms included in the wind turbine supply contract with Vestas.  Resources’ derivative instruments include oil contracts, which are used to mitigate pricing volatility for anticipated purchases of diesel fuel to fuel standby generators owned by its Non-regulated Generation business.

Notional Amounts - As of Dec. 31, 2009, Alliant Energy, IPL and WPL had notional amounts related to outstanding swap contracts, options, physical forward contracts, FTRs and foreign currency denominated payments that were accounted for as derivative instruments as follows (units in thousands):

	2010	2011	2012	2013	Total
Alliant Energy
Commodity:
Electricity (MWhs)	5,950	2,400	73	204	8,627
FTRs (MWs)	11	--	--	--	11
Natural gas (dekatherms (Dths))	61,861	19,135	6,798	--	87,794
Oil (gallons)	378	--	--	--	378
Foreign exchange (Euro dollars)	44,420	14,806	--	--	59,226

IPL
Commodity:
Electricity (MWhs)	2,824	580	--	--	3,404
FTRs (MWs)	6	--	--	--	6
Natural gas (Dths)	43,238	9,925	--	--	53,163
Foreign exchange (Euro dollars)	44,420	14,806	--	--	59,226

WPL
Commodity:
Electricity (MWhs)	3,126	1,820	73	204	5,223
FTRs (MWs)	5	--	--	--	5
Natural gas (Dths)	18,623	9,210	6,798	--	34,631

The notional amounts in the above table were computed by aggregating the absolute value of purchase and sale positions within commodities for each year.

Financial Statement Presentation - Alliant Energy records derivative instruments at fair value on the balance sheet as assets or liabilities.  At Dec. 31, 2009 and 2008, the fair values of current derivative assets were included in “Derivative assets,” non-current derivative assets were included in “Deferred charges and other,” current derivative liabilities were included in “Derivative liabilities” and non-current derivative liabilities were included in “Other long-term liabilities and deferred credits” on the Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	2009	2008	2009	2008	2009	2008
Current derivative assets
Commodity contracts	$20.4	$18.1	$9.1	$7.4	$11.2	$10.7
Foreign exchange contracts	3.4	--	3.4	--	--	--
	$23.8	$18.1	$12.5	$7.4	$11.2	$10.7
Non-current derivative assets
Commodity contracts	$6.8	$2.4	$2.7	$1.3	$4.1	$1.0
Foreign exchange contracts	1.2	7.9	1.2	--	--	7.9
	$8.0	$10.3	$3.9	$1.3	$4.1	$8.9
Current derivative liabilities
Commodity contracts	$99.0	$76.7	$49.5	$68.9	$49.5	$7.8
Foreign exchange contracts	1.5	1.9	--	1.1	1.5	0.8
	$100.5	$78.6	$49.5	$70.0	$51.0	$8.6
Non-current derivative liabilities
Commodity contracts	$18.8	$22.8	$3.5	$18.2	$15.3	$4.6
Foreign exchange contracts	--	1.6	--	--	--	1.6
	$18.8	$24.4	$3.5	$18.2	$15.3	$6.2
IPL and WPL generally record gains and losses from their derivative instruments with offsets to regulatory assets or liabilities, based on their fuel and natural gas cost recovery mechanisms, as well as other specific regulatory authorizations.  Gains and losses from derivative instruments not designated as hedging instruments were recorded in 2009 as follows (in millions):

	Location of Gain (Loss) in Balance	Gain (Loss)
	Sheet or Statement of Income	Alliant Energy	IPL	WPL
Commodity contracts	Regulatory assets (a)	$(137.6)	$(69.5)	$(68.1)
	Regulatory liabilities (a)	24.4	11.7	12.7
	Non-regulated operation and maintenance (b)	0.2	--	--
Foreign exchange contracts	Regulatory liabilities (a)	(3.3)	(2.9)	(0.4)
(a)	Balance Sheet
(b)	Statement of Income

Losses from commodity contracts in 2009 were primarily due to impacts of significant decreases in electricity and natural gas prices.

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

Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments.  The aggregate fair value of all derivatives with credit risk-related contingent features that were in a net liability position on Dec. 31, 2009 was $119.3 million, $53.0 million and $66.3 million for Alliant Energy, IPL and WPL, respectively.  At Dec. 31, 2009, Alliant Energy, IPL and WPL all had investment-grade credit ratings.  However, WPL exceeded its liability position with one counterparty requiring it to post cash collateral.  If the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered on Dec. 31, 2009, Alliant Energy, IPL and WPL would be required to post an additional $117.8 million, $53.0 million and $64.8 million, respectively, of credit support to their counterparties.  Refer to Note 4(d) for additional details of total cash collateral posted by Alliant Energy and WPL at Dec. 31, 2009 and 2008.

(b)  Weather Derivatives - IPL and WPL periodically use non-exchange traded swap agreements based on cooling degree days (CDD) and heating degree days (HDD) measured in their utility service territories to reduce the impact of weather volatility on their electric and natural gas sales volumes.  These weather derivatives are accounted for using the intrinsic value method.  Any premiums paid related to these weather derivative agreements are expensed over each respective contract period.  IPL’s and WPL’s ratepayers do not pay any of the premiums nor do they share in the gains or losses realized from these weather derivatives.

Summer weather derivatives - IPL and WPL periodically utilize weather derivatives based on CDD to reduce the impact of weather volatility on their electric margins for June 1 through Aug. 31 each year.  Weather derivatives are based on CDD measured in Cedar Rapids, Iowa and Madison, Wisconsin.  The actual CDD measured during these periods resulted in settlements with the counterparties under the agreements, which included net receipts of $9.0 million (IPL receiving $7.0 million and WPL receiving $2.0 million) and net payments of $0.6 million (IPL receiving $1.4 million and WPL paying $2.0 million) in 2008 and 2007, respectively.  IPL and WPL did not enter into CDD swap agreements in 2009.

Winter weather derivatives - IPL and WPL periodically utilize weather derivatives based on HDD to reduce the impact of weather volatility on IPL’s and WPL’s electric and gas margins for Jan. 1 through March 31 and Nov. 1 through Dec. 31 each calendar year.  Weather derivatives are based on HDD measured in Cedar Rapids, Iowa and Madison, Wisconsin.  The actual HDD measured during these periods resulted in settlements with the counterparties under the agreements, which included net payments of $8.8 million (IPL paying $5.4 million and WPL paying $3.4 million), net payments of $9.0 million (IPL paying $5.4 million and WPL paying $3.6 million) and net payments of $0.8 million (IPL paying $0.7 million and WPL paying $0.1 million) in the first half of 2009, 2008 and 2007, respectively.  As of Dec. 31, 2009, IPL and WPL did not enter into HDD swap agreements for Nov. 1 through Dec. 31, 2009 and Jan. 1 through March 31, 2010.

The counterparties to certain of these contracts were required to provide cash collateral to IPL and WPL.  As of Dec. 31, 2008, the outstanding cash collateral received by IPL and WPL of $5.4 million and $1.4 million, respectively, was recorded in “Accounts payable” on the respective Consolidated Balance Sheets.  All remaining cash collateral related to weather derivatives was returned to the counterparty in 2009.

Summary information relating to the summer and winter weather derivatives was as follows (in millions):

	Alliant Energy			IPL			WPL
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Gains (losses):
Electric utility operating revenues	$(2.6)	$4.6	$(4.5)	$(1.8)	$4.0	$(1.5)	$(0.8)	$0.6	$(3.0)
Gas utility operating revenues	(2.6)	(4.6)	(4.1)	(1.4)	(2.4)	(2.2)	(1.2)	(2.2)	(1.9)
Settlements (paid to) / received from
counterparties, net	(8.8)	--	(1.4)	(5.4)	1.6	0.7	(3.4)	(1.6)	(2.1)
Premiums expensed	--	0.1	1.4	--	0.1	0.9	--	--	0.5
Premiums paid to counterparties	--	0.1	1.4	--	0.1	0.9	--	--	0.5

(12)  COMMITMENTS AND CONTINGENCIES
(a)  Capital Purchase Obligations - Alliant Energy, IPL and WPL have entered into capital purchase obligations that contain minimum future commitments related to certain capital expenditures for their proposed wind projects.  The obligations are primarily related to capital purchase obligations under a master supply agreement executed in 2008 with Vestas for the purchase of 500 MW of wind turbine generator sets and related equipment to support IPL’s and WPL’s wind generation plans.  A portion of the future payments are denominated in Euros and therefore are subject to change with fluctuations in currency exchange rates.  At Dec. 31, 2009, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to these capital expenditures were as follows (in millions):

	2010	2011	2012	2013	2014	Thereafter	Total
WPL	$174	$--	$--	$--	$--	$--	$174
IPL	91	39	--	--	--	--	130
Alliant Energy	$265	$39	$--	$--	$--	$--	$304

(b)  Operating Expense Purchase Obligations - Alliant Energy, IPL and WPL have entered into various commodity supply, transportation and storage contracts to meet their obligations to deliver electricity and natural gas to their utility customers.  Alliant Energy, IPL and WPL also enter into other operating expense purchase obligations with various vendors for other goods and services.  At Dec. 31, 2009, Alliant Energy’s, IPL’s and WPL’s minimum commitments related to these operating expense purchase obligations were as follows (in millions):

Alliant Energy:	2010	2011	2012	2013	2014	Thereafter	Total
Purchased power (a):
DAEC (IPL)	$168	$176	$180	$200	$34	$--	$758
Kewaunee Nuclear Power Plant
(Kewaunee) (WPL)	83	62	73	79	--	--	297
Other	79	30	2	--	--	--	111
	330	268	255	279	34	--	1,166

Natural gas	168	66	45	29	19	45	372
Coal (b)	152	132	41	16	13	--	354
Emission allowances (c)	9	1	--	--	--	34	44
Other (d)	16	15	15	7	--	--	53
	$675	$482	$356	$331	$66	$79	$1,989
IPL:
Purchased power (a):
DAEC	$168	$176	$180	$200	$34	$--	$758
Other	11	13	--	--	--	--	24
	179	189	180	200	34	--	782

Natural gas	78	31	23	9	2	11	154
Coal (b)	38	30	27	9	6	--	110
Emission allowances (c)	9	1	--	--	--	34	44
Other (d)	9	7	7	--	--	--	23
	$313	$258	$237	$218	$42	$45	$1,113
WPL:
Purchased power (a):
Kewaunee	$83	$62	$73	$79	$--	$--	$297
Other	68	17	2	--	--	--	87
	151	79	75	79	--	--	384

Natural gas	90	35	22	20	17	34	218
Coal (b)	11	7	7	7	7	--	39
Other (d)	3	8	8	7	--	--	26
	$255	$129	$112	$113	$24	$34	$667

(a)	Includes payments required by PPAs for capacity rights and minimum quantities of MWh required to be purchased. Refer to Note 20 for additional information on purchased power transactions.
(b)
IPL and WPL enter into coal transportation contracts that are directly assigned to their specific generating stations, the amounts of which are included in Alliant Energy’s, IPL’s and WPL’s tables above.  Also included in Alliant Energy’s and IPL’s tables are IPL’s respective portion of coal and coal transportation contracts related to jointly-owned generating stations not operated by IPL.  In addition, Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL of $103 million, $95 million and $7 million for 2010 to 2012, respectively, to allow flexibility for the changing needs of the quantity of coal consumed by each.  Coal contract quantities are allocated to specific IPL or WPL generating stations at or before the time of delivery based on various factors including projected heat input requirements, combustion compatibility and efficiency.  These system-wide coal contracts have not been directly assigned to IPL and WPL since the specific needs of each utility are not yet known and therefore are excluded from IPL’s and WPL’s tables.

(c)
IPL has entered into forward contracts to purchase SO2 emission allowances with vintage years of 2014 through 2017 and NOx emission allowances with vintage years of 2009 through 2011 from various counterparties for $34 million and $10 million, respectively.  IPL may utilize any SO2 emission allowances acquired under these forward contracts to meet requirements under the Acid Rain Program regulations or the more stringent Clean Air Interstate Rule (CAIR) emission reduction standards.  IPL entered into the forward contracts to purchase NOx emission allowances solely for the purpose of compliance with the CAIR emission reduction standards.  IPL is currently monitoring the status of the forward contracts to purchase SO2 and NOx emission allowances in light of various court rulings in 2008 and anticipated EPA proceedings regarding changes to CAIR.  Alliant Energy and IPL do not currently believe any losses from these forward contracts are probable and therefore have not recognized any loss contingency amounts related to the forward contracts as of Dec. 31, 2009.  Alliant Energy and IPL are currently unable to predict the ultimate impact these forward contracts will have on their financial condition or results of operations.

(d)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at Dec. 31, 2009.

Alliant Energy, IPL and WPL enter into certain contracts that are considered leases and are therefore not included here, but are included in Note 3.

(c)  Legal Proceedings -
Air Permitting Violation Claims - In October 2009, WPL, as an owner and the operator of the Nelson Dewey Generating Station (Nelson Dewey) and the Columbia Energy Center (Columbia), received from Sierra Club a notice of intent to file a civil lawsuit (NOI) based on allegations that modifications were made at those facilities without complying with the Prevention of Significant Deterioration (PSD) program requirements, Title V Operating Permit requirements of the Clean Air Act (CAA) and state regulatory counterparts contained within the Wisconsin State Implementation Plans (SIP) designed to implement the CAA.  In December 2009, WPL received from the Sierra Club a separate NOI, which contained similar allegations regarding the Edgewater Generating Station (Edgewater).  The NOIs allege that various projects performed at Nelson Dewey, Columbia and Edgewater in years past were major modifications, as defined in the CAA, and that the owners violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter.  In the Edgewater NOI, additional allegations were made regarding violations of emission limits for visible emissions.

In December 2009, the EPA sent a Notice of Violation (NOV) to WPL as an owner and the operator of Nelson Dewey, Columbia and Edgewater.  The NOV alleges that the owners failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the SIP.

If pursued successfully by the EPA and/or the Sierra Club, these actions could result in civil penalties in amounts of up to $37,500 per day for each violation and/or injunctive relief to require installation of pollution control technology at Nelson Dewey, Columbia and Edgewater, which would increase future capital and operating expenditures of Alliant Energy and WPL.  Alliant Energy and WPL are currently reviewing the allegations and are unable to predict the impact of the allegations on their financial conditions or results of operations, but believe that an adverse outcome could be significant.  WPL and the other owners of Columbia and Edgewater are exploring settlement options with each of the EPA and Sierra Club while simultaneously defending against these actions.  WPL believes the projects at Nelson Dewey, Columbia and Edgewater were routine or not projected to increase emissions therefore did not violate the permitting requirements of the CAA.  Alliant Energy and WPL do not currently believe any losses from these allegations are both probable and reasonably estimable and therefore have not recognized any related loss contingency amounts as of Dec. 31, 2009.

Shareowner Derivative Complaint - On Feb. 27, 2009, a purported shareowner filed in the Circuit Court for Dane County, Wisconsin, a derivative complaint against certain current and former officers and directors of Alliant Energy alleging that such officers and directors breached their fiduciary duties by approving sales of assets of Resources in violation of the Indenture with respect to the Exchangeable Senior Notes due 2030 and wasting Alliant Energy’s assets by compensating such officers and directors in connection with such sales.  Alliant Energy believes the derivative complaint is without merit and intends to vigorously defend against this litigation.  The purported shareowner had previously made a demand asking the Board of Directors to take action to remedy the alleged breaches of fiduciary duties by certain officers and directors.  Under Wisconsin law, if a shareowner commences a derivative proceeding after making such a demand, the court must dismiss such a derivative proceeding if a committee of independent directors appointed by independent directors determines, acting in good faith after conducting a reasonable inquiry upon which its conclusions are based, that maintenance of the derivative proceeding is not in the best interests of the corporation.  The independent directors of Alliant Energy appointed such a special litigation committee of independent directors, which conducted an inquiry into the allegations made in the demand from the purported shareowner and in a report delivered to Alliant Energy determined that maintenance of the derivative proceeding is not in the best interests of Alliant Energy.  Based on that report, on Sep. 14, 2009, Alliant Energy filed a motion to dismiss the derivative proceeding in the Circuit Court for Dane County, Wisconsin.  Alliant Energy does not currently believe any losses from the purported shareowner action are both probable and reasonably estimable and therefore has not recognized any related loss contingency amounts as of Dec. 31, 2009.

Alliant Energy Cash Balance Pension Plan (Plan) - In February 2008, a class action lawsuit was filed against the Plan.  The complaint alleges that certain Plan participants who received distributions prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of the Employee Retirement Income Security Act of 1974 because the Plan applied an improper interest crediting rate to project the cash balance account to their normal retirement age.  These Plan participants are limited to individuals who received a lump sum distribution and/or received any form of distribution calculated under the Plan’s prior formula after that benefit was determined to be more valuable than their benefit calculated under the Plan’s cash balance formula.  The court has certified two subclasses of plaintiffs that in aggregate include all persons vested or partially vested in the Plan who received these distributions of the cash balance formula benefit from Jan. 1, 1998 through Aug. 17, 2006 including: 1) persons who received distributions from Jan. 1, 1998 through Feb. 28, 2002; and 2) persons who received distributions from Feb. 29, 2002 through Aug. 17, 2006.  Alliant Energy is contesting the case and the parties are proceeding with discovery.  In September 2009, the plaintiffs submitted reports by their expert witnesses that quantified the alleged underpayments owed to plaintiffs between $24 million and $54 million, including interest.  Alliant Energy disputes these amounts.  Trial is scheduled for June 2010.  Alliant Energy is currently unable to predict the final outcome of the class action lawsuit or the ultimate impact on its financial condition or results of operations but believes an adverse outcome could have a material effect on retirement plan funding and expense for Alliant Energy, IPL and WPL.

During 2009, the interest crediting rate used to project the cash balance account to participant’s normal retirement age was also being considered by the IRS as part of its review of Alliant Energy’s request for a favorable determination letter with respect to the tax-qualified status of the Plan.  In December 2009, Alliant Energy reached a tentative agreement with the IRS, which is expected to result in Alliant Energy obtaining a favorable determination letter for the Plan.  The agreement with the IRS will require an amendment to the Plan, which is expected to result in future payments to certain Plan participants.

As of Dec. 31, 2009, Alliant Energy recognized a loss contingency of $5 million ($2 million at IPL and $2 million at WPL) in aggregate related to the class action lawsuit and the anticipated Plan amendment resulting from the tentative agreement reached with the IRS.

Other - Alliant Energy, IPL and WPL are involved in other legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business.  Although unable to predict the outcome of these matters, Alliant Energy, IPL and WPL believe that appropriate reserves have been established and final disposition of these actions will not have a material adverse effect on their financial condition or results of operations.

(d)  Guarantees and Indemnifications - Alliant Energy provided indemnifications associated with various sales of its non-regulated and utility businesses/assets for losses resulting from potential breach of the representations and warranties made by Alliant Energy on the sale dates and for the breach of its obligations under the sale agreements.  Alliant Energy believes the likelihood of having to make any material cash payments under these indemnifications is remote.  Alliant Energy recorded liabilities of $1 million related to these indemnifications as of Dec. 31, 2009.  The terms of the indemnifications provided by Alliant Energy at Dec. 31, 2009 for the various sales were generally as follows (in millions):

Businesses/Assets Sold	Disposal Date	Maximum Limit		Expiration Date
Brazil	First quarter of 2006	$10		January 2011
New Zealand	Fourth quarter of 2006	152	(a)	March 2012
Mexico	Second quarter of 2007	20		June 2012
(a)	Based on exchange rates at Dec. 31, 2009

Alliant Energy also continues to guarantee the abandonment obligations of Whiting Petroleum Corporation under the Point Arguello partnership agreements.  The guarantee does not include a maximum limit.  As of Dec. 31, 2009, the present value of the abandonment obligations is estimated at $23 million.  Alliant Energy believes that no payments will be made under this guarantee.

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

	Alliant Energy		IPL		WPL
	2009	2008	2009	2008	2009	2008
Current environmental liabilities	$7.3	$7.4	$6.8	$6.7	$0.5	$0.7
Non-current environmental liabilities	27.5	28.2	23.4	23.0	4.0	5.2
	$34.8	$35.6	$30.2	$29.7	$4.5	$5.9

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

IPL and WPL record environmental liabilities related to these MGP sites based upon periodic studies.  Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages.  There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements.  It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known.  The amounts recognized as liabilities are reduced for expenditures incurred and are adjusted as further information develops or circumstances change.  Costs of future expenditures for environmental remediation obligations are not discounted to their fair value.  Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of Alliant Energy’s sites to be $20 million ($15 million for IPL and $5 million for WPL) to $42 million ($36 million for IPL and $6 million for WPL).  At Dec. 31, 2009, Alliant Energy, IPL and WPL had recorded $35 million, $30 million and $5 million, respectively, in current and non-current environmental liabilities for their remaining costs to be incurred for these MGP sites.

Refer to Note 1(b) for discussion of regulatory assets recorded by IPL and WPL, which reflect the probable future rate recovery of MGP expenditures.  Considering the current rate treatment, and assuming no material change therein, IPL and WPL believe that the clean-up costs incurred for these MGP sites will not have a material adverse effect on their respective financial condition or results of operations.  Settlement has been reached with all of IPL’s and WPL’s insurance carriers regarding reimbursement for their MGP-related costs and such amounts have been accounted for as directed by the applicable regulatory jurisdiction.

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, Alliant Energy, IPL and WPL also monitor various environmental regulations that may have a significant impact on their future operations.  Given uncertainties regarding the outcome, timing and compliance plans for these environmental regulations, Alliant Energy, IPL and WPL are currently not able to determine the complete financial impact of these regulations but do believe that future capital investments and/or modifications to their electric generating facilities to comply with these regulations could be significant.  Specific current, proposed or potential environmental regulations that may require significant future expenditures by Alliant Energy, IPL and WPL include, among others: CAIR, Clean Air Visibility Rule (CAVR), Utility Maximum Available Control Technology (MACT) Rule, Wisconsin State Mercury Rule, Wisconsin Reasonably Available Control Technology (RACT) Rule, Ozone National Ambient Air Quality Standard (NAAQS) Rule, Fine Particle NAAQS Rule, Nitrogen Dioxide (NO2) NAAQS Rule, SO2 NAAQS Rule, Industrial Boiler and Process Heater MACT Rule, Federal Clean Water Act including Section 316(b), Wisconsin State Thermal Rule, Coal Combustion By-products (CCB) and various legislation and EPA regulations to monitor and regulate the emission of greenhouse gases (GHG) including the EPA Mandatory GHG Reporting Rule, GHG Endangerment and Cause or Contribute Finding and GHG Tailoring Rule.  The following provides a brief description of these environmental regulations.

Air Quality -
CAIR is an emissions trading program that requires SO2 and NOx emissions reductions at IPL’s and WPL’s electric generating units with greater than 25 MW capacity through installation of emission controls or purchases of allowances.  The requirements of this rule remain subject to further review by the federal courts and the EPA.

CAVR addresses regional haze at national parks and wilderness areas and is expected to require reductions in visibility-impairing emissions, including particulate matter, SO2, and NOx, from certain electric generating units by installing emission controls including those determined to be Best Available Retrofit Technology.  The requirements of this rule remain subject to further review by the federal courts and the EPA.

Utility MACT Standard is expected to require standards for the control of mercury and other federal hazardous air pollutants for coal- and oil-fired electric utility steam generating units over 25 MW.

Wisconsin State Mercury Rule requires WPL’s existing coal-fired electric generating facilities to reduce annual mercury emissions by 40% from a historic baseline beginning in 2010, and to either achieve a 90% annual mercury emissions reduction standard or limit the annual concentration of mercury emissions to 0.008 pounds of mercury per gigawatt-hour beginning in 2015.

Wisconsin RACT Rule requires NOx emissions reductions at WPL’s Edgewater generating facility since it is located in Sheboygan County, which is currently designated as a non-attainment area for the existing eight-hour ozone standard.

Ozone NAAQS Rule is expected to require NOx emissions reductions from electric generating units located in areas designated as non-attainment with a more stringent eight-hour ozone standard adopted in 2008 and is under review by the EPA to be further strengthened in 2010.  The EPA’s final designations identifying non-attainment areas for the revised ozone standard are expected to be issued in 2011.

Fine Particle NAAQS Rule may require SO2 and NOx emission reductions in areas designated as non-attainment.  The EPA lowered the 24-hour standard and left the annual standard unchanged.  In response to a February 2009 court decision, the EPA is reviewing whether the annual fine particulate matter (PM2.5) standard should also be lowered.

NO2 NAAQS Rule requires a new one-hour NO2 standard of 100 parts per billion (ppb) and associated ambient air monitoring requirements, while maintaining the current annual standard of 53 ppb.  The EPA’s final designations identifying non-attainment areas for the revised NO2 standard are expected to be issued in 2012.

SO2 NAAQS Rule is expected to establish a new one-hour SO2 standard and associated monitoring requirements.  The proposed rule would revise the primary SO2 standard to a one-hour level of between 50 and 100 ppb.  The EPA is under a court order to issue a final SO2 standard by June 2010.

Industrial Boiler and Process Heater MACT Rule may require reductions of emissions of hazardous air pollutants at smaller electric generating units less than 25 MW, auxiliary boilers and process heaters located at electric generating facilities.  The requirements of this rule remain subject to further review by the federal courts, the EPA and state environmental agencies.

Water Quality -
Section 316(b) of the Federal Clean Water Act is expected to require modifications to cooling water intake structures at seven of IPL’s electric generating facilities and three of WPL’s electric generating facilities to assure that these structures reflect the “best technology available” for minimizing adverse environmental impacts to fish and other aquatic life.  The requirements of this rule remain subject to further review by the federal courts and the EPA.

Wisconsin State Thermal Rule is expected to require modifications to certain of WPL’s electric generating facilities to limit the amount of heat those facilities can discharge into Wisconsin waters.  The requirements of this state adopted rule remain subject to further review and approval by the EPA.

Land and Solid Waste -
CCB could impose additional requirements for CCB management, beneficial use applications and disposal.

GHG Emissions -
Proposed GHG Emission Legislation and EPA Regulations - Public awareness of climate change may result in policymakers taking action to mitigate global warming.  Several members of Congress have proposed legislation to regulate GHG emissions, primarily targeting reductions of carbon dioxide (CO2) emissions.  State and regional initiatives to address GHG emissions are also underway in states covering Alliant Energy’s utility service territories.  Alliant Energy continues to take voluntary measures to reduce its GHG emissions, including CO2, as prudent steps to address potential climate change regulations.

EPA Mandatory GHG Reporting Rule requires that sources above certain threshold levels monitor and report GHG emissions.  The annual reporting compliance requirement begins for the calendar year 2010 with the first GHG emissions reports due by March 2011.

GHG Endangerment and Cause or Contribute Finding is an EPA rule establishing that current and projected concentrations of GHG emissions in the atmosphere threaten the public health and welfare.  The finalization of these findings is requisite to EPA’s future issuance of regulations to reduce GHG emissions from motor vehicles or other emissions sources, which could include electric utility operations.

GHG Tailoring Rule is an EPA rule proposal to establish CAA permit applicability thresholds for construction and operation of facilities emitting GHG.  The proposal would also require new and significantly modified facilities to demonstrate use of the Best Available Control Technologies and energy efficiency measures to minimize GHG emissions.

(f)  Credit Risk - Alliant Energy, IPL and WPL are subject to credit risk related to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities, other goods or services at the contracted price.

IPL and WPL provide regulated electricity and natural gas services to residential, commercial, industrial and wholesale customers in the Midwest region of the U.S.  The geographic concentration of their customers did not contribute significantly to their overall exposure to credit risk.  In addition, as a result of their diverse customer base, IPL and WPL did not have any significant concentration of credit risk for receivables arising from the sale of electricity and natural gas services.

IPL and WPL are typically net buyers of commodities (primarily electricity, coal and natural gas) required to provide regulated electricity and natural gas services to its customers.  As a result, IPL and WPL are also subject to credit risk related to their counterparties’ failures to deliver commodities at the contracted price.

Alliant Energy, IPL and WPL maintain credit policies to minimize their credit risk.  These credit policies include evaluation of the financial condition of counterparties, use of credit risk-related contingent provisions in certain commodity agreements that require credit support from counterparties that exceed certain exposure limits, diversification of counterparties to minimize concentrations of credit risk and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty.  Based on these credit policies, it is unlikely that a material adverse effect on Alliant Energy’s, IPL’s or WPL’s financial condition or results of operations would occur as a result of counterparty non-performance.  However, there is no assurance that such policies will protect Alliant Energy, IPL and WPL against all losses from non-performance by counterparties.

(g)  Sutherland #4 Generation Project - In November 2007, IPL, Central Iowa Power Cooperative (CIPCO) and Corn Belt Power Cooperative (Corn Belt) entered into a joint operating agreement for joint ownership of the proposed 630 MW coal fired electric generating facility in Marshalltown, Iowa referred to as Sutherland #4.  In January 2008 and January 2009, several members of North Iowa Municipal Electric Cooperative Association (NIMECA) also entered into the joint operating agreement for Sutherland #4 with IPL, CIPCO and Corn Belt.  In March 2009, a decision was made not to proceed with the construction of Sutherland #4.  The decision was based on a combination of factors including current economic and financial conditions; increasing environmental, legislative and regulatory uncertainty regarding future regulation of GHG and other air emissions; and regulatory conditions placed upon the project.

The joint operating agreement for Sutherland #4 included a provision that obligated IPL to reimburse its joint partners (CIPCO, Corn Belt and NIMECA) for payments they incurred for Sutherland #4 if IPL notified each of the joint partners in writing that it is abandoning Sutherland #4 due to a decision by the IUB regarding IPL’s allowed return on equity for Sutherland #4 that is unsatisfactory to IPL in its sole discretion.  In the third and fourth quarters of 2009, IPL received correspondence from its joint partners alleging IPL was obligated under the terms of the joint operating agreement to reimburse the joint partners for payments they incurred for Sutherland #4, which totaled $14 million in aggregate.  In the fourth quarter of 2009, IPL entered into a settlement agreement with its joint partners to resolve this matter, which resulted in IPL making $4 million of aggregate payments to its joint partners in the fourth quarter of 2009.  The $4 million of aggregate payments were recorded in “Utility other operation and maintenance” in Alliant Energy’s and IPL’s Consolidated Statements of Income in 2009.

(h)  Collective Bargaining Agreements - At Dec. 31, 2009, employees covered by collective bargaining agreements represented 50%, 81% and 93% of total employees of Alliant Energy, IPL and WPL, respectively.  In August 2010, IPL’s collective bargaining agreement with International Brotherhood of Electrical Workers (IBEW) Local 204 (Cedar Rapids) expires representing 15% and 52% of total employees of Alliant Energy and IPL, respectively.  While negotiations to renew the contract with IBEW Local 204 (Cedar Rapids) are underway, Alliant Energy and IPL are currently unable to predict the outcome.

(i)  WPL’s Contingent Purchase Agreement for Edgewater Generating Station Unit 5 (Edgewater Unit 5) - In 2009, WPL and Wisconsin Electric Power Company (WEPCO) entered into a contingent agreement for WPL to purchase WEPCO’s 25% ownership interest in Edgewater Unit 5.  The agreement will become binding if WEPCO is unable to reach an agreement with a third party to sell their interest.  The transaction is subject to customary closing conditions, including the receipt of applicable regulatory approvals.  If the purchase is completed, WPL would own 100% of Edgewater Unit 5.

(13)  JOINTLY-OWNED ELECTRIC UTILITY PLANT
Under joint ownership agreements with other utilities, IPL and WPL have undivided ownership interests in jointly-owned electric generating facilities.  Each of the respective owners is responsible for the financing of its portion of the construction costs.  Kilowatt-hour generation and operating expenses are primarily divided between the joint owners on the same basis as ownership.  IPL’s and WPL’s shares of expenses from jointly-owned electric generating facilities are included in the corresponding operating expenses (e.g. electric production fuel, other operation and maintenance, etc.) on their respective Consolidated Statements of Income.  Refer to Note 1(b) for further discussion of cost of removal obligations.  Information relative to IPL’s and WPL’s ownership interest in these jointly-owned electric generating facilities at Dec. 31, 2009 was as follows (dollars in millions):

							Cost of
							Removal
							Obligations
					Accumulated	Construction	Included in
	In-service	Fuel	Ownership	Plant in	Provision for	Work in	Regulatory
	Dates	Type	Interest %	Service	Depreciation	Progress	Liabilities
IPL
Ottumwa	1981	Coal	48.0	$226.4	$103.4	$0.4	$13.4
Neal Unit 4	1979	Coal	25.7	96.7	61.4	0.3	10.4
Neal Unit 3	1975	Coal	28.0	58.9	36.1	0.1	4.9
Louisa Unit 1	1983	Coal	4.0	35.3	18.0	0.1	2.7
				417.3	218.9	0.9	31.4
WPL
Edgewater Unit 5 (a)	1985	Coal	75.0	256.6	144.5	0.2	11.7
Columbia	1975-1978	Coal	46.2	238.8	144.2	2.8	9.3
Edgewater Unit 4	1969	Coal	68.2	84.4	43.3	0.6	2.6
				579.8	332.0	3.6	23.6

				$997.1	$550.9	$4.5	$55.0

(a)	Refer to Note 12(i) for discussion of WPL’s contingent agreement to purchase the remaining 25% ownership interest in Edgewater Unit 5 from WEPCO.

(14)  SEGMENTS OF BUSINESS
Alliant Energy’s principal businesses as of Dec. 31, 2009 are:
·
Utility business - includes the operations of IPL and WPL, which serve customers in Iowa, Wisconsin and Minnesota.  The utility business has three segments: a) electric operations; b) gas operations; and c) other, which includes steam operations, various other energy-related products and services and the unallocated portions of the utility business.  Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in “Total Utility Business.”  Also included for 2007 are operations of Alliant Energy’s utility operations in Illinois and IPL’s electric transmission assets sold in 2007.  Refer to Notes 17 and 22 for additional information on these sales.

·
Non-regulated businesses - includes the operations of Resources and its subsidiaries.  The non-regulated businesses have two segments: a) RMT; and b) other, which includes the operations of the Non-regulated Generation business, Transportation business and other non-regulated investments described in Note 1(a); the operations of Resources (the non-regulated parent company); and any Resources consolidating adjustments.

·	Other - includes the operations of Alliant Energy (the parent company) and Corporate Services, as well as any Alliant Energy parent company consolidating adjustments.

Alliant Energy’s administrative support services are directly charged to the applicable segment where practicable.  In all other cases, administrative support services are allocated to the applicable segment based on services agreements.  Intersegment revenues were not material to Alliant Energy’s operations and there was no single customer whose revenues were 10% or more of Alliant Energy’s consolidated revenues.  Certain financial information relating to Alliant Energy’s business segments, products and services and geographic information was as follows (in millions):

									Alliant
	Utility Business				Non-regulated Businesses				Energy
	Electric	Gas	Other	Total	RMT	Other	Total	Other	Consolidated
2009
Operating revenues	$2,475.9	$525.3	$92.9	$3,094.1	$294.1	$49.7	$343.8	$(5.1)	$3,432.8
Depreciation and amortization	233.5	25.8	8.9	268.2	2.4	7.3	9.7	(2.3)	275.6
Operating income (loss)	342.2	52.3	(5.8)	388.7	(4.9)	16.0	11.1	(2.6)	397.2
Interest expense, net of AFUDC				111.6	0.2	3.4	3.6	--	115.2
Loss on early extinguishment of debt				--	--	--	--	203.0	203.0
Equity (income) loss from
unconsolidated investments, net	(37.0)	--	--	(37.0)	--	0.4	0.4	--	(36.6)
Interest income and other				(1.2)	(1.1)	(15.2)	(16.3)	12.9	(4.6)
Income tax expense (benefit)				72.8	(2.5)	15.4	12.9	(94.9)	(9.2)
Income (loss) from continuing
operations, net of tax				242.5	(1.5)	12.0	10.5	(123.6)	129.4
Income from discontinued operations,
net of tax				--	--	0.3	0.3	--	0.3
Net income (loss)				242.5	(1.5)	12.3	10.8	(123.6)	129.7
Preferred dividends				18.7	--	--	--	--	18.7
Net income (loss) attributable to Alliant
Energy common shareowners				223.8	(1.5)	12.3	10.8	(123.6)	111.0
Total assets	6,867.6	803.1	902.9	8,573.6	63.6	360.9	424.5	37.9	9,036.0
Investments in equity method
subsidiaries	227.1	--	--	227.1	--	2.1	2.1	--	229.2
Construction and acquisition
expenditures	1,191.8	45.2	5.0	1,242.0	8.2	15.8	24.0	(63.4)	1,202.6

									Alliant
	Utility Business				Non-regulated Businesses				Energy
	Electric	Gas	Other	Total	RMT	Other	Total	Other	Consolidated
2008
Operating revenues	$2,411.3	$710.4	$102.1	$3,223.8	$396.8	$66.8	$463.6	$(5.7)	$3,681.7
Depreciation and amortization	204.8	25.1	3.1	233.0	1.5	9.7	11.2	(2.3)	241.9
Operating income (loss)	386.3	61.5	(3.2)	444.6	20.7	20.8	41.5	2.5	488.6
Interest expense, net of AFUDC				99.4	--	13.1	13.1	(11.4)	101.1
Equity (income) loss from
unconsolidated investments, net	(33.9)	--	--	(33.9)	--	0.7	0.7	--	(33.2)
Interest income and other				(1.9)	(1.8)	(16.9)	(18.7)	2.4	(18.2)
Income taxes				121.0	8.9	8.2	17.1	2.1	140.2
Income from continuing operations,
net of tax				260.0	13.6	15.7	29.3	9.4	298.7
Income from discontinued operations,
net of tax				--	--	8.0	8.0	--	8.0
Net income				260.0	13.6	23.7	37.3	9.4	306.7
Preferred dividends				18.7	--	--	--	--	18.7
Net income attributable to Alliant
Energy common shareowners				241.3	13.6	23.7	37.3	9.4	288.0
Total assets	5,724.6	850.5	901.3	7,476.4	110.6	416.9	527.5	197.6	8,201.5
Investments in equity method subsidiaries	203.6	--	--	203.6	--	2.3	2.3	--	205.9
Construction and acquisition expenditures	775.1	39.8	27.5	842.4	2.5	14.8	17.3	19.3	879.0

									Alliant
	Utility Business				Non-regulated Businesses				Energy
	Electric	Gas	Other	Total	RMT	Other	Total	Other	Consolidated
2007
Operating revenues	$2,410.8	$630.2	$71.7	$3,112.7	$262.9	$67.6	$330.5	$(5.6)	$3,437.6
Depreciation and amortization	224.6	26.4	2.0	253.0	1.2	10.8	12.0	(2.3)	262.7
Gain on sale of IPL’s electric
transmission assets	218.8	--	--	218.8	--	--	--	--	218.8
Operating income (loss)	669.9	59.9	(4.0)	725.8	14.8	21.8	36.6	0.7	763.1
Interest expense, net of AFUDC				106.1	--	16.8	16.8	(14.0)	108.9
Equity income from unconsolidated
investments, net	(28.4)	--	--	(28.4)	--	(0.9)	(0.9)	--	(29.3)
Interest income and other				(1.8)	(1.0)	(21.0)	(22.0)	8.1	(15.7)
Income taxes				246.1	6.4	1.6	8.0	1.7	255.8
Income from continuing operations,
net of tax				403.8	9.4	25.3	34.7	4.9	443.4
Income from discontinued operations,
net of tax				--	--	0.6	0.6	--	0.6
Net income				403.8	9.4	25.9	35.3	4.9	444.0
Preferred dividends				18.7	--	--	--	--	18.7
Net income attributable to Alliant
Energy common shareowners				385.1	9.4	25.9	35.3	4.9	425.3
Total assets	4,861.8	740.1	548.7	6,150.6	108.9	416.3	525.2	513.9	7,189.7
Investments in equity method subsidiaries	182.0	--	--	182.0	--	3.9	3.9	--	185.9
Construction and acquisition expenditures	476.0	40.2	2.3	518.5	2.2	7.6	9.8	13.7	542.0

Products and Services - Alliant Energy’s consolidated operating revenues by segment were as follows:

	2009	2008	2007
Utility - electric	72%	65%	70%
Utility - gas	15%	19%	18%
Non-regulated - RMT	9%	11%	8%
Other	4%	5%	4%
	100%	100%	100%

Geographic Information - At Dec. 31, 2009, 2008 and 2007, Alliant Energy’s long-lived assets to be held and used in foreign countries were not material.

(15)  GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill - At both Dec. 31, 2009 and 2008, Alliant Energy had $3 million of goodwill related to RMT included in “Other assets - deferred charges and other” on Alliant Energy’s Consolidated Balance Sheets.

Emission Allowances - The gross carrying amount and accumulated amortization of emission allowances were recorded as intangible assets in “Other assets - deferred charges and other” on the Consolidated Balance Sheets at Dec. 31 as follows (in millions):

	Alliant Energy		IPL		WPL
	2009	2008	2009	2008	2009	2008
Gross carrying amount	$68.0	$65.1	$59.0	$57.9	$9.0	$7.2
Accumulated amortization	16.7	0.8	11.8	0.8	4.9	--

Amortization expense for emission allowances is recorded in “Electric production fuel and energy purchases” in the Consolidated Statements of Income.  Amortization expense for emission allowances was as follows (in millions):

	Alliant Energy			IPL			WPL
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Amortization expense	$16.7	$--	$--	$11.8	$--	$--	$4.9	$--	$--

At Dec. 31, 2009, estimated amortization expense for 2010 to 2014 for emission allowances was as follows (in millions):

	2010	2011	2012	2013	2014
IPL	$12.6	$13.9	$9.3	$8.0	$3.4
WPL	3.6	0.4	0.1	--	--
Alliant Energy	$16.2	$14.3	$9.4	$8.0	$3.4

(16)  SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
All “per share” references refer to earnings per diluted share.  Summation of the individual quarters may not equal annual totals due to rounding.

	2009				2008
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions, except per share data)

Operating revenues	$949.9	$742.3	$885.7	$854.9	$992.0	$827.4	$980.3	$882.0
Operating income	73.7	62.8	159.9	100.8	125.1	82.0	190.5	91.0
Amounts attributable to Alliant Energy
common shareowners:
Income (loss) from continuing operations, net of tax (a)	72.6	29.1	(43.3)	52.3	68.1	51.8	109.1	51.0
Income (loss) from discontinued operations, net of tax
(Refer to Note 17)	--	--	(1.0)	1.3	--	9.0	(0.6)	(0.4)
Net income (loss) (a)	72.6	29.1	(44.3)	53.6	68.1	60.8	108.5	50.6

Earnings per weighted average common share
attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations,
net of tax (a)	0.66	0.26	(0.39)	0.48	0.62	0.47	0.99	0.46
Income (loss) from discontinued operations, net of tax	--	--	(0.01)	0.01	--	0.08	(0.01)	--
Net income (loss) (a)	0.66	0.26	(0.40)	0.49	0.62	0.55	0.98	0.46

(a)	In the third quarter of 2009, Alliant Energy recorded an after-tax loss of $128 million, or $1.16 per share, related to a loss on the early extinguishment of its Exchangeable Senior Notes due 2030.

(17)  DISCONTINUED OPERATIONS
Alliant Energy has completed the disposal of certain non-regulated and utility businesses and other assets in order to strengthen its financial profile and narrow its strategic focus and risk profile.  The following businesses/assets were sold during 2007 and qualified as assets held for sale before they were sold:

Business/Asset	Disposal Date	Segment
Non-regulated business - Mexico	Second quarter of 2007	Non-regulated - Other
Utility assets:
WPL’s electric and gas utility assets in Illinois (a)	First quarter of 2007	Utility - Electric and Gas
IPL’s electric and gas utility assets in Illinois (b)	First quarter of 2007	Utility - Electric and Gas
IPL’s electric transmission assets (Note 22)	Fourth quarter of 2007	Utility - Electric
(a)	Upon completion of this sale, WPL received net proceeds of $24 million.
(b)	Upon completion of this sale, IPL received net proceeds of $28 million.

The operating results of the non-regulated business listed in the above table have been separately classified and reported as discontinued operations in Alliant Energy’s Consolidated Statements of Income.  The operating results of the utility assets listed in the above table have not been reported as discontinued operations due to Alliant Energy’s continuing involvement in the operations of these assets after the disposal transaction.

A summary of the components of discontinued operations in Alliant Energy’s Consolidated Statements of Income was as follows (in millions):

	2009	2008	2007
Operating expenses (excluding losses)	$--	$0.3	$3.4
(Gains) losses, net:
Mexico business (a)	--	--	(10.7)
Other	--	--	1.5
Interest expense and other	--	--	1.6
Income (loss) before income taxes	--	(0.3)	4.2
Income tax expense (benefit) (b)(c)	(0.3)	(8.3)	3.6
Income from discontinued operations, net of tax	$0.3	$8.0	$0.6

(a)
In 2007, Alliant Energy received net proceeds of $66 million and recorded a $10.7 million pre-tax gain related to the sale of its Mexico business.  The increase in the fair value during 2007 that was realized upon sale of the Mexico business was largely due to the resolution of uncertainties regarding completion of the pending sale.

(b)
In 2008, Alliant Energy reached a settlement with the IRS related to the audit of its U.S. federal income tax returns for calendar years 2002 through 2004.  As a result of completing the audit and recording known adjustments for the tax returns for calendar years 2005 and 2007, Alliant Energy recorded decreases in its liabilities for uncertain tax positions and related interest, net of tax, and changes to its provision for income taxes including the impact of $8 million of income tax benefits allocated to its discontinued operations in 2008 largely related to its former Australia and China businesses.

(c)
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

A summary of the components of cash flows for discontinued operations was as follows (in millions):

	2009	2008	2007
Net cash flows used for operating activities	$--	$--	$(11.7)

Proceeds from the disposition of assets	--	--	66.1
Net cash flows from other investing activities	--	--	0.1
Net cash flows from investing activities	--	--	66.2

Net cash flows from financing activities	--	--	10.8

(18)  ASSET RETIREMENT OBLIGATIONS (AROs)
Alliant Energy’s AROs relate to legal obligations for the removal, closure or dismantlement of several assets including, but not limited to, active ash landfills, water intake facilities, above ground and under ground storage tanks, groundwater wells, distribution equipment, easement improvements, leasehold improvements and certain hydro facilities.  Alliant Energy’s AROs also include legal obligations for the management and final disposition of asbestos, lead-based paint and polychlorinated biphenyls (PCB) and closure of coal yards and ash ponds.  Alliant Energy’s AROs are recorded in “Other long-term liabilities and deferred credits” on the Consolidated Balance Sheets.  Refer to Note 1(b) for information regarding regulatory assets related to AROs.  A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2009	2008	2009	2008	2009	2008
Balance at Jan. 1	$48.4	$42.8	$30.5	$30.9	$17.9	$11.9
Liabilities incurred (a)(b)	11.6	7.8	11.6	3.2	--	4.6
Accretion expense	2.8	2.2	1.7	1.5	1.1	0.7
Revisions in estimated cash flows (a)(c)	2.7	7.8	--	6.7	2.7	1.1
Liabilities settled (a)	(2.2)	(12.2)	(1.9)	(11.8)	(0.3)	(0.4)
Balance at Dec. 31	$63.3	$48.4	$41.9	$30.5	$21.4	$17.9

(a)
In 2009, IPL recorded liabilities settled of $1.2 million due to expenditures for asbestos and lead remediation at its Sixth Street and Prairie Creek Generating Stations required as a result of the impacts of the severe Midwest flooding at these generating stations in June 2008.  In 2008, IPL recorded changes to liabilities incurred of $3.2 million, revisions in estimated cash flows of $6.7 million and liabilities settled of $10.6 million due to asbestos and lead remediation as a result of the impacts of the severe Midwest flooding at these generating stations in June 2008.

(b)	In 2009, IPL recorded AROs of $11.6 million related to its Whispering Willow - East wind project. In 2008, WPL recorded AROs of $4.6 million related to its Cedar Ridge wind project.
(c)	In 2009, WPL recorded revisions in estimated cash flows of $2.7 million based on revised remediation timing and cost information for its Columbia landfill ARO.

(19)  VARIABLE INTEREST ENTITIES (VIEs)
An entity is considered a VIE if its equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or its equity investors lack any one of the following three characteristics: (1) control of the entity through voting rights; (2) the obligation to absorb expected losses of the entity; or (3) the right to receive expected benefits of the entity.  The primary beneficiary of a VIE is required to consolidate the financial statements of the VIE.

After making an ongoing exhaustive effort, Alliant Energy and WPL concluded they were unable to obtain the information necessary from the counterparty (subsidiary of Calpine Corporation) for the Riverside PPA for Alliant Energy and WPL to determine whether the counterparty is a VIE and if Alliant Energy is the primary beneficiary.  This PPA is currently accounted for as an operating lease.  The counterparty for the Riverside PPA sells a portion of its generating capacity to WPL and can sell its energy output to WPL.  Alliant Energy’s and WPL’s maximum exposure to loss from this PPA is undeterminable due to the inability to obtain the necessary information to complete such evaluation.  In 2009, 2008 and 2007, Alliant Energy’s (primarily WPL’s) costs, excluding fuel costs, related to the Riverside PPA were $63 million, $63 million and $64 million, respectively.

IPL uses special purpose entities for its sale of accounts receivable program.  Prior to Jan. 1, 2010, special purpose entities were excluded from the scope of the accounting pronouncement for VIEs and therefore did not require consolidation.  Refer to Note 1(r) for discussion of new accounting standards effective Jan. 1, 2010, which impact the accounting for special purpose entities.

(20)  RELATED PARTIES
System Coordination and Operating Agreement - IPL and WPL are parties to a system coordination and operating agreement.  The agreement, which has been approved by FERC, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation systems of IPL and WPL.  Prior to June 1, 2008, the agreement allowed the interconnected system to be operated as a single entity with off-system sales and purchases made to market excess system capability or to meet system capability deficiencies.  Such sales and purchases were allocated among IPL and WPL based on procedures included in the agreement.  Under the agreement prior to June 1, 2008, IPL and WPL were fully reimbursed for any generation expense incurred to support the sale to an affiliate or to a non-affiliate.  Any margins on sales to non-affiliates were distributed to IPL and WPL in proportion to each utility’s share of electric production at the time of the sale.  The procedures were approved by FERC and all state regulatory bodies having jurisdiction over these sales.  Effective June 1, 2008, a change was made to designate IPL and WPL as two separate entities transacting with MISO.  This change eliminated the need for internal allocations based on procedures in the agreement and resulted in separate statements from MISO of sales and purchases for IPL and WPL.  The sales credited to and purchases billed to IPL and WPL were as follows (in millions):

	IPL			WPL
	2009	2008	2007	2009	2008	2007
Sales credited	$54	$43	$73	$72	$22	$16
Purchases billed	270	334	237	121	371	449

Service Agreement - Pursuant to a service agreement, IPL and WPL receive various administrative and general services from an affiliate, Corporate Services.  These services are billed to IPL and WPL at cost based on payroll and other expenses incurred by Corporate Services for the benefit of IPL and WPL, respectively.  These costs consisted primarily of employee compensation, benefits and fees associated with various professional services.  The amounts billed to IPL and WPL were as follows (in millions):

	IPL			WPL
	2009	2008	2007	2009	2008	2007
Corporate Services billings	$153	$193	$186	$112	$120	$135

As of Dec. 31, net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	2009	2008	2009	2008
Net intercompany payables to Corporate Services	$90	$95	$45	$68

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC.  WPL provides operation, maintenance, and construction services to ATC.  WPL and ATC also bill each other for use of shared facilities owned by each party.  ATC previously provided operation and maintenance services to IPL.  The related amounts billed between the parties were as follows (in millions):

	2009	2008	2007
ATC billings to WPL	$83	$82	$72
WPL billings to ATC	13	9	9
ATC billings to IPL	--	--	3

As of Dec. 31, 2009 and 2008, WPL owed ATC net amounts of $5 million and $6 million, respectively.

Construction Services for IPL’s Whispering Willow - East Wind Project - IPL engaged RMT to provide certain construction services for its Whispering Willow - East wind project.  In 2009, RMT recognized $45 million of revenues from IPL related to this project.  As of Dec. 31, 2009, IPL owed RMT $7 million related to this project.

IPL’s Temporary Generation Lease - Pursuant to a leasing agreement, IPL leased temporary generation in 2008 from IEA, a subsidiary of Resources.  IPL used the leased temporary generation to contribute to the reliability of the electric grid in Cedar Rapids, Iowa following the damage to infrastructure caused by the severe flooding in June 2008.  IEA billed IPL $6 million in 2008.  As of Dec. 31, 2009 and 2008, IPL did not have any outstanding intercompany payables to IEA.

WPL’s Sheboygan Falls Energy Facility Lease - Refer to Note 3(b) of WPL’s “Notes to Consolidated Financial Statements” for discussion of WPL’s Sheboygan Falls Energy Facility lease.

WPL’s Acquisition of the Neenah Energy Facility - Refer to Note 1(e) for details of WPL’s acquisition of the Neenah Energy Facility and related assets from Resources in June 2009.

(21)  EARNINGS PER SHARE
A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per weighted average common share (EPS) calculation was as follows (in thousands):

Weighted average common shares outstanding:	2009	2008	2007
Basic EPS calculation	110,268	110,170	112,284
Effect of dilutive share-based awards	84	138	237
Diluted EPS calculation	110,352	110,308	112,521

The following options to purchase shares of common stock were excluded from the calculation of diluted EPS as the exercise prices were greater than the average market price:

	2009	2008	2007
Options to purchase shares of common stock	313,237	41,939	--
Weighted average exercise price of options excluded	$29.26	$30.98	$--

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

The sale of IPL’s electric transmission assets resulted in a pre-tax gain of $219 million, which was recorded in “Gain on sale of IPL’s electric transmission assets” in Alliant Energy’s and IPL’s Consolidated Statements of Income in 2007.  The gain reflected the net proceeds from the sale less the net assets sold and an $89 million regulatory liability established pursuant to an IUB order.  Refer to Note 1(b) for further discussion of this regulatory liability.  By closing the sale by the end of 2007 and by meeting certain other requirements, IPL qualifies for a provision of the tax law that allows IPL to pay taxes related to the gain on the sale ratably over an eight-year period.

The operating results of IPL’s electric transmission assets have not been reported as discontinued operations due to Alliant Energy’s continuing involvement in the operations of these assets after the disposal transaction.  Refer to Note 17 for additional information.

The transmission rates that ITC Holdings’ subsidiaries charge their utility customers for transmission service are fully regulated by FERC.  Subsequent to the closing date, IPL pays the regulated rates to ITC for transmission services needed to serve its customers.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Interstate Power and Light Company and subsidiary (IPL) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  IPL’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

IPL’s management assessed the effectiveness of IPL’s internal control over financial reporting as of December 31, 2009 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, IPL’s management concluded that, as of December 31, 2009, IPL’s internal control over financial reporting was effective.

/s/ William D. Harvey
William D. Harvey
Chairman and Chief Executive Officer

/s/ Patricia L. Kampling
Patricia L. Kampling
Executive Vice President-Chief Financial Officer and Treasurer

/s/ Thomas L. Hanson
Thomas L. Hanson
Vice President-Controller and Chief Accounting Officer

February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Interstate Power and Light Company
Cedar Rapids, Iowa

We have audited the accompanying consolidated balance sheets of Interstate Power and Light Company and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, common equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 26, 2010

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Operating revenues:
Electric utility	$1,315.6	$1,258.3	$1,270.1
Gas utility	308.8	410.4	364.5
Steam and other	83.6	89.3	61.3
	1,708.0	1,758.0	1,695.9

Operating expenses:
Electric production fuel and energy purchases	440.1	408.9	405.3
Purchased electric capacity	136.5	140.6	132.3
Electric transmission service	131.2	89.0	11.8
Cost of gas sold	209.8	306.0	266.1
Other operation and maintenance	365.4	388.1	359.2
Depreciation and amortization	152.8	131.3	143.1
Taxes other than income taxes	50.5	54.4	61.8
	1,486.3	1,518.3	1,379.6

Gain on sale of IPL's electric transmission assets	-	-	218.8

Operating income	221.7	239.7	535.1

Interest expense and other:
Interest expense	76.5	61.9	64.3
Allowance for funds used during construction	(34.0)	(15.1)	(5.2)
Interest income	(0.8)	(1.3)	(1.1)
	41.7	45.5	58.0

Income before income taxes	180.0	194.2	477.1

Income taxes	27.0	52.6	186.8

Net income	153.0	141.6	290.3

Preferred dividend requirements	15.4	15.4	15.4

Earnings available for common stock	$137.6	$126.2	$274.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2009	2008
	(in millions)
Property, plant and equipment:
Electric plant in service	$4,311.2	$3,518.5
Gas plant in service	404.3	391.5
Steam plant in service	50.4	54.2
Other plant in service	251.8	228.7
Accumulated depreciation	(1,723.7)	(1,600.3)
Net plant	3,294.0	2,592.6
Construction work in progress:
Whispering Willow - East wind project	-	189.4
Other	199.1	205.8
Other, less accumulated depreciation of $4.2 and $4.4	46.3	18.6
	3,539.4	3,006.4

Current assets:
Cash and cash equivalents	0.4	6.2
Accounts receivable:
Customer, less allowance for doubtful accounts of $2.3 and $4.0	123.3	107.1
Unbilled utility revenues	82.3	93.7
Other, less allowance for doubtful accounts of $0.2 for both periods	39.3	60.0
Income tax refunds receivable	103.4	48.6
Production fuel, at weighted average cost	101.1	70.0
Materials and supplies, at weighted average cost	29.1	30.4
Gas stored underground, at weighted average cost	17.4	27.1
Regulatory assets	75.8	79.8
Derivative assets	12.5	7.4
Other	14.2	30.7
	598.8	561.0

Investments	15.6	15.2

Other assets:
Regulatory assets	668.0	554.5
Deferred charges and other	70.4	73.8
	738.4	628.3

Total assets	$4,892.2	$4,210.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
CAPITALIZATION AND LIABILITIES	2009	2008
	(in millions, except per
	share and share amounts)
Capitalization:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized;
13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	1,042.2	998.1
Retained earnings	254.4	116.8
Total Interstate Power and Light Company common equity	1,330.0	1,148.3
Cumulative preferred stock	183.8	183.8
Total equity	1,513.8	1,332.1
Long-term debt, net (excluding current portion)	1,158.7	860.2
	2,672.5	2,192.3

Current liabilities:
Current maturities of long-term debt	-	135.0
Commercial paper	190.0	42.4
Accounts payable	168.2	222.4
Accounts payable to associated companies	50.4	30.5
Regulatory liabilities	70.2	51.0
Accrued taxes	68.3	46.4
Derivative liabilities	49.5	70.0
Other	62.1	70.5
	658.7	668.2

Other long-term liabilities and deferred credits:
Deferred income taxes	690.4	500.0
Regulatory liabilities	574.5	463.8
Pension and other benefit obligations	119.2	213.9
Other	176.9	172.7
	1,561.0	1,350.4

Commitments and contingencies (Note 12)

Total capitalization and liabilities	$4,892.2	$4,210.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Cash flows from operating activities:
Net income	$153.0	$141.6	$290.3
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	152.8	131.3	143.1
Other amortizations	7.5	7.6	8.0
Deferred tax expense and investment tax credits	73.3	21.7	90.3
Equity component of allowance for funds used during construction	(24.2)	(10.8)	(0.5)
Gain on sale of IPL's electric transmission assets	-	-	(218.8)
Other	(0.8)	14.0	(0.7)
Other changes in assets and liabilities:
Accounts receivable	40.6	(84.3)	19.5
Sale of accounts receivable	(25.0)	(75.0)	(25.0)
Income tax refunds receivable	(54.8)	(4.0)	(44.6)
Production fuel	(31.1)	(14.8)	(8.7)
Regulatory assets	(109.7)	(315.3)	85.0
Prepaid gas costs	22.7	(22.7)	-
Prepaid pension costs	-	25.5	(19.5)
Accounts payable	(21.2)	18.5	9.7
Regulatory liabilities	158.9	(13.4)	5.0
Accrued taxes	21.9	(3.8)	(24.8)
Derivative liabilities	(35.2)	70.1	(25.2)
Deferred income taxes	116.5	54.2	(26.1)
Non-current taxes payable	25.8	2.4	0.1
Pension and other benefit obligations	(94.7)	162.1	(19.6)
Other	(3.1)	8.8	19.9
Net cash flows from operating activities	373.2	113.7	257.4

Cash flows from (used for) investing activities:
Utility construction and acquisition expenditures	(733.6)	(479.3)	(315.4)
Proceeds from asset sales	0.8	4.2	800.6
Advances for customer energy efficiency projects	(2.9)	(3.8)	(5.0)
Collections of advances for customer energy efficiency projects	5.0	5.2	5.8
Insurance proceeds received for property damages	37.7	18.1	-
Purchases of emission allowances	(0.6)	-	(23.9)
Other	(19.1)	(13.5)	(10.1)
Net cash flows from (used for) investing activities	(712.7)	(469.1)	452.0

Cash flows from (used for) financing activities:
Common stock dividends	-	(29.1)	(609.9)
Preferred stock dividends	(15.4)	(15.4)	(15.4)
Capital contribution from parent	150.0	200.0	100.0
Repayment of capital to parent	(106.1)	(75.0)	-
Proceeds from issuance of long-term debt	300.0	250.0	-
Payments to retire long-term debt	(135.0)	(16.6)	(129.8)
Net change in short-term borrowings	147.6	12.9	(14.4)
Other	(7.4)	(4.6)	(1.0)
Net cash flows from (used for) financing activities	333.7	322.2	(670.5)

Net increase (decrease) in cash and cash equivalents	(5.8)	(33.2)	38.9

Cash and cash equivalents at beginning of period	6.2	39.4	0.5

Cash and cash equivalents at end of period	$0.4	$6.2	$39.4

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$70.3	$55.8	$66.0
Income taxes, net of refunds	$(87.5)	$31.7	$157.4
Noncash investing and financing activities:
Capital lease obligations incurred	$1.1	$-	$-

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON EQUITY

				Accumulated	Total
		Additional		Other	IPL
	Common	Paid-In	Retained	Comprehensive	Common
	Stock	Capital	Earnings	Loss	Equity
	(in millions)
2007:
Beginning balance (a)	$33.4	$772.8	$357.7	$(1.6)	$1,162.3
Earnings available for common stock			274.9		274.9
Common stock dividends			(609.9)		(609.9)
Capital contribution from parent		100.0			100.0
Adoption of accounting for uncertain tax positions (Note 5)			(1.7)		(1.7)
Other		0.3			0.3
Other comprehensive income, net of tax				1.6	1.6
Ending balance	33.4	873.1	21.0	-	927.5

2008:
Earnings available for common stock			126.2		126.2
Common stock dividends			(29.1)		(29.1)
Capital contribution from parent		200.0			200.0
Repayment of capital to parent		(75.0)			(75.0)
Adoption of new measurement date for retirement plans,
net of tax of ($1.3) (Note 6(a))			(1.3)		(1.3)
Ending balance	33.4	998.1	116.8	-	1,148.3

2009:
Earnings available for common stock			137.6		137.6
Capital contribution from parent		150.0			150.0
Repayment of capital to parent		(106.1)			(106.1)
Other		0.2			0.2
Ending balance	$33.4	$1,042.2	$254.4	$-	$1,330.0

(a) Accumulated other comprehensive loss at Jan. 1, 2007 consisted entirely of retirement benefits compensation-related adjustments.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Earnings available for common stock	$137.6	$126.2	$274.9
Other comprehensive income, net of tax:
Pension and other postretirement benefits amortizations and
reclassification to regulatory assets, net of tax of $-, $- and $1.2	-	-	1.6
Total other comprehensive income	-	-	1.6
Comprehensive income	$137.6	$126.2	$276.5

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

INTERSTATE POWER AND LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as modified below, the Alliant Energy Corporation (Alliant Energy) “Notes to Consolidated Financial Statements” are incorporated by reference insofar as they relate to Interstate Power and Light Company (IPL) and incorporate the disclosures relating to IPL contained in the following notes of the Alliant Energy “Notes to Consolidated Financial Statements”:

Summary of Significant Accounting Policies	Note 1(a) to 1(e), 1(g) to 1(k), 1(m), 1(n), 1(p) to 1(r)
Utility Rate Cases	Note 2
Operating Leases	Note 3(a)
Receivables	Note 4(a), 4(c), 4(d), 4(e)
Income Taxes	Note 5
Benefit Plans	Note 6
Common Equity and Preferred Stock	Note 7(a), 7(b)
Debt	Note 8
Investments	Note 9(b)
Fair Value Measurements	Note 10
Derivative Instruments	Note 11
Commitments and Contingencies	Note 12(a), 12(b), 12(c), 12(e), 12(f), 12(g), 12(h)
Jointly-Owned Electric Utility Plant	Note 13
Goodwill and Other Intangible Assets	Note 15
Discontinued Operations	Note 17
Asset Retirement Obligations	Note 18
Variable Interest Entities	Note 19
Related Parties	Note 20
Sale of IPL’s Electric Transmission Assets	Note 22

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

(3)  LEASES
(a)  Operating Leases - IPL’s operating lease rental expenses for 2009, 2008 and 2007 were $4.3 million, $5.8 million and $5.7 million, respectively.  Contingent rentals from operating leases that were excluded from these amounts were $1.2 million, $1.2 million and $1.7 million for 2009, 2008 and 2007, respectively.  At Dec. 31, 2009, IPL’s future minimum operating lease payments, excluding contingent rentals, were as follows (in millions):

	2010	2011	2012	2013	2014	Thereafter	Total
Operating leases	$5	$4	$3	$3	$2	$21	$38

(5)  INCOME TAXES
Income Tax Expense (Benefit) - The components of “Income taxes” in IPL’s Consolidated Statements of Income were as follows (in millions):

	2009	2008	2007
Current tax expense (benefit):
Federal	$(59.5)	$14.6	$82.4
State	5.9	16.7	22.7
Deferred tax expense (benefit):
Federal	109.5	25.8	59.6
State	(35.6)	(2.1)	35.4
Investment tax credits	(0.6)	(2.0)	(4.8)
Provision recorded as a change in uncertain tax positions	7.0	2.3	(0.4)
Provision recorded as a change in accrued interest	0.3	(2.7)	(8.1)
	$27.0	$52.6	$186.8

Income Tax Rates - The overall effective income tax rates shown in the following table were computed by dividing total income tax expense by income before income taxes.

	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	4.0	4.5	3.1
Electric transmission assets sale	--	--	4.1
Amortization of investment tax credits	(0.4)	(1.0)	(0.5)
Effect of rate making on property related differences	(1.5)	(4.3)	(0.9)
Adjustment of prior period taxes	(5.4)	(8.8)	(0.2)
State filing changes	(18.2)	--	--
Other items, net	1.5	1.7	(1.4)
Overall effective income tax rate	15.0%	27.1%	39.2%

Deferred Tax Assets and Liabilities - Consistent with rate making treatment, deferred taxes are offset in the table below for temporary differences which have related regulatory assets and liabilities.  The deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at Dec. 31 arise from the following temporary differences (in millions):

	2009			2008
	Deferred	Deferred Tax		Deferred	Deferred Tax
	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net
Property	$--	$673.6	$673.6	$--	$418.2	$418.2
Deferred portion of tax gain on electric
transmission assets sale	--	125.5	125.5	--	156.5	156.5
Pension and other postretirement
benefits obligations	--	43.7	43.7	--	46.3	46.3
Regulatory asset - IPL base-load project	--	9.7	9.7	--	--	--
Regulatory asset/(liability) - commodity
cost recovery	--	2.1	2.1	(12.0)	--	(12.0)
Investment tax credits	(4.4)	--	(4.4)	(4.9)	--	(4.9)
Federal credit carryforward	(5.9)	--	(5.9)	--	--	--
Regulatory liability - flood insurance	(11.3)	--	(11.3)	--	--	--
Emission allowances	(13.3)	--	(13.3)	(24.6)	--	(24.6)
Regulatory liability - Duane Arnold
Energy Center sale	(15.7)	--	(15.7)	(24.3)	--	(24.3)
Net operating losses carryforward - federal	(26.2)	--	(26.2)	--	--	--
Regulatory liability - electric
transmission assets sale	(32.1)	--	(32.1)	(36.5)	--	(36.5)
Regulatory liability - repairs expenditures	(53.5)	--	(53.5)	--	--	--
Other	(25.3)	17.2	(8.1)	(21.2)	16.1	(5.1)
	$(187.7)	$871.8	$684.1	$(123.5)	$637.1	$513.6

	2009	2008
Other current assets	$(6.3)	$--
Other current liabilities	--	13.6
Deferred income taxes	690.4	500.0
Total deferred tax liabilities	$684.1	$513.6

Uncertain Tax Positions - IPL adopted new authoritative guidance related to accounting for uncertainty in income taxes on Jan. 1, 2007.  IPL’s cumulative effect of the adoption was an increase in its net liability for uncertain tax positions and a reduction to its Jan. 1, 2007 balance of retained earnings of $1.7 million.

A reconciliation of the beginning and ending amounts of uncertain tax positions, excluding interest, for IPL for 2009, 2008 and 2007 is as follows (in millions):

	2009	2008	2007
Balance, Jan. 1	$9.4	$7.1	$7.5
Additions based on tax positions related to the current year	3.2	1.7	0.9
Reductions based on tax positions related to the current year	--	--	--
Additions for tax positions of prior years	51.2	4.9	0.1
Reductions for tax positions of prior years	(4.1)	(0.5)	(0.1)
Settlements with taxing authorities	--	(2.3)	--
Lapse of statute of limitations	(1.3)	(1.5)	(1.3)
Balance, Dec. 31	$58.4	$9.4	$7.1

	Dec. 31,	Dec. 31,	Dec. 31,
	2009	2008	2007
Tax positions favorably impacting future effective tax rates	$10.9	$8.8	$6.6
Interest accrued	2.8	0.8	0.7
Penalties accrued	--	--	--

(6)  BENEFIT PLANS
(a)  Pension and Other Postretirement Benefits Plans - A significant number of IPL’s employees are covered by non-contributory defined benefit pension plans.  Benefits of the non-contributory defined benefit pension plans are based on the plan participant’s years of service, age and compensation.  IPL also provides certain defined benefit postretirement health care and life benefits to eligible retirees.  In general, the health care plans are contributory with participants’ contributions adjusted regularly and the life insurance plans are non-contributory.

Assumptions - The assumptions at the measurement dates of Dec. 31, 2009, Dec. 31, 2008 and Sep. 30, 2007 for IPL’s qualified defined benefit pension and other postretirement benefits plans were equal to the assumptions used for Alliant Energy’s defined benefit pension and other postretirement benefits plans, respectively, except for the rate of compensation increase for its qualified defined benefit pension plans.  IPL’s rates of compensation increase for its qualified defined benefit pension plans were 3.5% for 2009, 2008 and 2007.

Net Periodic Benefit Costs - The components of IPL’s net periodic benefit costs for its qualified defined benefit pension and other postretirement benefits plans were as follows (in millions):

	Qualified Defined Benefit			Other Postretirement
	Pension Plans			Benefits Plans
	2009	2008	2007	2009	2008	2007
Service cost	$6.1	$6.1	$6.2	$3.1	$2.8	$2.8
Interest cost	16.1	15.8	14.3	7.3	7.3	7.2
Expected return on plan assets	(14.0)	(21.6)	(19.2)	(4.2)	(6.1)	(5.8)
Amortization of:
Transition obligation	--	--	--	0.2	0.2	0.2
Prior service cost (credit)	0.8	1.0	1.1	(1.6)	(1.6)	(1.7)
Actuarial loss	9.3	0.2	1.2	4.0	2.0	2.8
	$18.3	$1.5	$3.6	$8.8	$4.6	$5.5

In the above table, the qualified defined benefit pension plans costs represent only those respective costs for bargaining unit employees of IPL covered under the plans that are sponsored by IPL.  The other postretirement benefits costs represent costs for all IPL employees.  Alliant Energy Corporate Services, Inc. (Corporate Services) provides services to IPL, and as a result, IPL is allocated pension and other postretirement benefits costs associated with Corporate Services.  The following table includes pension benefits costs (credits) for IPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated pension and other postretirement benefits costs associated with Corporate Services for IPL as follows (in millions):

	Pension Benefits Costs (Credits)			Other Postretirement Benefits Costs
	2009	2008	2007	2009	2008	2007
Non-bargaining IPL employees
participating in other plans	$4.3	$(3.0)	$(0.9)	N/A	N/A	N/A
Allocated Corporate Services costs	1.8	1.1	4.2	$1.8	$1.5	$1.3

Alliant Energy sponsors several non-qualified defined benefit pension plans that cover certain current and former key employees.  In 2009, 2008 and 2007, the pension expense allocated to IPL for these plans was $3.3 million, $3.6 million and $4.5 million, respectively.  Included for 2007 was the settlement loss of $1.2 million related to payments made to a retired executive.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to other postretirement benefits costs.  A 1% change in the medical trend rates for 2009, holding all other assumptions constant, would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$0.6	$(0.6)
Effect on postretirement benefit obligation	5.9	(6.1)

The estimated amortization from “Regulatory assets” on IPL’s Consolidated Balance Sheet into net periodic benefit cost in 2010 is as follows (in millions):

	Qualified Defined	Other Postretirement
	Benefit Pension Plans	Benefits Plans
Actuarial loss	$7.1	$3.4
Prior service cost (credit)	0.7	(1.6)
Transition obligation	--	0.2
	$7.8	$2.0

In addition to the estimated amortizations from “Regulatory assets” in the above table, $4 million of amortizations are expected in 2010 from “Regulatory assets” associated with Corporate Services employees participating in Alliant Energy sponsored plans allocated to IPL.

Benefit Plan Assets and Obligations - The benefit plan assets and obligations associated with IPL’s non-bargaining employees who are participants in other Alliant Energy plans are reported in Alliant Energy’s Consolidated Financial Statements and are not reported in the following tables.  A reconciliation of the funded status of IPL’s qualified defined benefit pension and other postretirement benefits plans to the amounts recognized on IPL’s Consolidated Balance Sheets at Dec. 31 was as follows (Not Applicable (N/A); in millions):

	Qualified Defined Benefit		Other Postretirement
	Pension Plans		Benefits Plans
	2009	2008	2009	2008
Change in projected benefit obligation:
Net projected benefit obligation at measurement date	$262.1	$250.3	$120.5	$119.7
Effect of change from Sep. 30 to Dec. 31 measurement date	--	2.7	--	0.3
Service cost	6.1	6.1	3.1	2.8
Interest cost	16.1	15.8	7.3	7.3
Plan participants’ contributions	--	--	1.3	1.0
Actuarial (gain) loss	13.4	(2.9)	0.8	(0.7)
Gross benefits paid	(13.4)	(9.9)	(9.6)	(10.4)
Federal subsidy on other postretirement benefits paid	--	--	0.5	0.5
Net projected benefit obligation at Dec. 31	284.3	262.1	123.9	120.5

Change in plan assets:
Fair value of plan assets at measurement date	163.2	255.3	54.6	81.6
Effect of change from Sep. 30 to Dec. 31 measurement date	--	2.6	--	0.5
Actual return on plan assets	39.4	(84.8)	13.3	(22.8)
Employer contributions	53.6	--	8.8	4.7
Plan participants’ contributions	--	--	1.3	1.0
Gross benefits paid	(13.4)	(9.9)	(9.6)	(10.4)
Fair value of plan assets at Dec. 31	242.8	163.2	68.4	54.6

Under funded status at Dec. 31	$(41.5)	$(98.9)	$(55.5)	$(65.9)

Amounts recognized on the Consolidated
Balance Sheets consist of:
Pension and other benefit obligations	$(41.5)	$(98.9)	$(55.5)	$(65.9)

Amounts recognized in Regulatory Assets:
Net actuarial loss	$105.8	$127.1	$46.7	$58.9
Prior service cost (credit)	2.2	3.0	(2.4)	(4.0)
Transition obligation	--	--	0.6	0.8
	$108.0	$130.1	$44.9	$55.7

In addition to the amounts recognized in “Regulatory assets” in the above table, $91 million and $125 million of “Regulatory assets” were recognized for amounts associated with Corporate Services employees participating in Alliant Energy sponsored benefit plans that were allocated to IPL at Dec. 31, 2009 and 2008, respectively.

Included in the following table are IPL’s accumulated benefit obligations, aggregate amounts applicable to qualified defined benefit pension and other postretirement plans with accumulated benefit obligations in excess of plan assets, as well as qualified defined benefit pension plans with projected benefit obligations in excess of plan assets as of the Dec. 31 measurement date (in millions):

	Qualified Defined Benefit		Other Postretirement
	Pension Plans		Benefits Plans
	2009	2008	2009	2008
Accumulated benefit obligations	$259.7	$236.0	$123.9	$120.5
Plans with accumulated benefit obligations in excess
of plan assets:
Accumulated benefit obligations	259.7	236.0	123.9	120.5
Fair value of plan assets	242.8	163.2	68.4	54.6
Plans with projected benefit obligations in excess
of plan assets:
Projected benefit obligations	284.3	262.1	N/A	N/A
Fair value of plan assets	242.8	163.2	N/A	N/A

Estimated Future Employer Contributions and Benefit Payments - IPL estimates that funding for the qualified defined benefit pension plans for its bargaining unit employees and other postretirement benefits plans during 2010 will be $0 and $7 million, respectively.

The expected benefit payments and Medicare subsidies, which reflect expected future service, as appropriate, are as follows (in millions):

	2010	2011	2012	2013	2014	2015 - 2019
Pension benefits	$13.1	$14.0	$14.9	$15.8	$17.0	$101.1
Other postretirement benefits	9.8	9.6	9.8	10.2	10.5	56.6
Medicare subsidies	(0.6)	(0.7)	(0.7)	(0.8)	(0.8)	(5.3)
	$22.3	$22.9	$24.0	$25.2	$26.7	$152.4

Fair Value Measurements - At Dec. 31, 2009, the fair values of IPL’s qualified defined benefit pension plans assets by asset category and fair value hierarchy level were as follows (in millions):

	Fair Value
	Measurements
	at Dec. 31, 2009	Level 1	Level 2	Level 3
Cash and equivalents	$11.3	$11.3	$--	$--
Equity securities:
U.S. large cap core	32.7	32.7	--	--
U.S. large cap value	27.2	--	27.2	--
U.S. large cap growth	27.1	--	27.1	--
U.S. small cap value	7.3	--	7.3	--
U.S. small cap growth	4.3	4.3	--	--
International - developed markets	41.0	21.4	19.6	--
International - emerging markets	12.3	12.3	--	--
Fixed income securities:
Corporate bonds	19.4	--	19.4	--
Government and agency obligations	22.2	--	22.2	--
Fixed income funds	41.0	0.5	40.5	--
Securities lending invested collateral	7.8	2.1	4.7	1.0
	253.6	$84.6	$168.0	$1.0
Accrued investment income	0.5
Due to brokers, net (a)	(1.1)
Due to borrowers for securities lending program	(10.2)
Total pension plan assets	$242.8
(a)  This category represents pending trades with brokers.

Additional information for IPL’s qualified defined benefit pension plans assets fair value measurements using significant unobservable inputs (Level 3 inputs) for 2009 is as follows (in millions):

Securities Lending
Invested Collateral
Beginning balance, Jan. 1, 2009	$2.3
Actual return on plan assets:
Relating to assets still held at the reporting date	(0.1)
Relating to assets sold during the period	0.1
Purchases, sales and settlements, net	(1.4)
Transfers in and/or out of Level 3	0.1
Ending balance, Dec. 31, 2009	$1.0

At Dec. 31, 2009, the fair value of IPL’s other postretirement benefits plans assets by asset category and fair value hierarchy level were as follows (in millions):

	Fair Value
	Measurements
	at Dec. 31, 2009	Level 1	Level 2	Level 3
Cash and equivalents	$4.5	$4.5	$--	$--
Equity securities:
U.S. large cap core	24.7	24.7	--	--
U.S. large cap value	0.8	--	0.8	--
U.S. large cap growth	0.8	--	0.8	--
U.S. mid cap core	12.8	12.8	--	--
U.S. small cap value	0.2	--	0.2	--
U.S. small cap growth	0.1	0.1	--	--
International - developed markets	1.2	0.6	0.6	--
International - emerging markets	0.4	0.4	--	--
Fixed income securities:
Corporate bonds	4.6	--	4.6	--
Government and agency obligations	3.0	--	3.0	--
Fixed income funds	15.5	14.3	1.2	--
Securities lending invested collateral	0.8	0.2	0.5	0.1
	69.4	$57.6	$11.7	$0.1
Accrued investment income	0.1
Due to borrowers for securities lending program	(1.1)
Total other postretirement benefits plan assets	$68.4
(a)  This category represents pending trades with brokers.

Additional information for IPL’s other postretirement benefits plans assets fair value measurements using significant unobservable inputs (Level 3 inputs) for 2009 is as follows (in millions):

Securities Lending
Invested Collateral
Beginning balance, Jan. 1, 2009	$0.2
Purchases, sales and settlements, net	(0.1)
Ending balance, Dec. 31, 2009	$0.1

(10) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements - IPL’s recurring items subject to fair value measurements disclosure requirements at Dec. 31, 2009 and 2008 were as follows (in millions):

	Fair Value
	Measurements	Level 1	Level 2	Level 3
Dec. 31, 2009
Assets:
Derivative assets	$16.4	$--	$8.5	$7.9
Available-for-sale securities	2.3	0.4	1.8	0.1
Liabilities:
Derivative liabilities	53.0	--	51.1	1.9

Dec. 31, 2008
Assets:
Derivative assets	8.7	--	1.6	7.1
Available-for-sale securities	2.3	2.3	--	--
Liabilities:
Derivative liabilities	88.2	--	81.4	6.8

Additional information for IPL’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for 2009 and 2008 is as follows (in millions):

	Derivative Assets and
	Liabilities, net
	2009	2008
Beginning balance, Jan. 1	$0.3	$15.0
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(2.8)	(1.3)
Purchases, sales, issuances and settlements, net	8.6	(13.4)
Ending balance, Dec. 31	$6.1	$0.3

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets
and liabilities held at Dec. 31 (a)	$(2.8)	$0.3
(a)	Recorded in “Regulatory assets” and “Regulatory liabilities” on IPL’s Consolidated Balance Sheets.

Refer to Notes 1(r) and 10 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information on fair value measurements.

(14)  SEGMENTS OF BUSINESS
IPL is a utility serving customers in Iowa and Minnesota and includes three segments: a) electric operations; b) gas operations; and c) other, which includes steam operations, various other energy-related products and services and the unallocated portions of the utility business.  Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in “Total.”  Intersegment revenues were not material to IPL’s operations and there was no single customer whose revenues were 10% or more of IPL’s consolidated revenues.  Certain financial information relating to IPL’s business segments was as follows (in millions):

	Electric	Gas	Other	Total
2009
Operating revenues	$1,315.6	$308.8	$83.6	$1,708.0
Depreciation and amortization	130.3	13.6	8.9	152.8
Operating income (loss)	196.8	27.7	(2.8)	221.7
Interest expense, net of allowance for funds used
during construction (AFUDC)				42.5
Interest income				(0.8)
Income taxes				27.0
Net income				153.0
Preferred dividends				15.4
Earnings available for common stock				137.6
Total assets	3,976.6	461.4	454.2	4,892.2
Construction and acquisition expenditures	711.3	17.5	4.8	733.6

2008
Operating revenues	1,258.3	410.4	89.3	1,758.0
Depreciation and amortization	115.5	12.7	3.1	131.3
Operating income (loss)	219.2	25.9	(5.4)	239.7
Interest expense, net of AFUDC				46.8
Interest income				(1.3)
Income taxes				52.6
Net income				141.6
Preferred dividends				15.4
Earnings available for common stock				126.2
Total assets	3,232.1	483.4	495.4	4,210.9
Construction and acquisition expenditures	438.8	14.5	26.0	479.3

2007
Operating revenues	1,270.1	364.5	61.3	1,695.9
Depreciation and amortization	128.9	12.2	2.0	143.1
Gain on sale of IPL’s electric transmission assets	218.8	--	--	218.8
Operating income	512.2	22.0	0.9	535.1
Interest expense, net of AFUDC				59.1
Interest income				(1.1)
Income taxes				186.8
Net income				290.3
Preferred dividends				15.4
Earnings available for common stock				274.9
Total assets	2,646.3	399.0	316.7	3,362.0
Construction and acquisition expenditures	296.2	17.1	2.1	315.4

(16)  SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2009				2008
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)

Operating revenues	$492.4	$343.8	$457.9	$413.9	$473.3	$385.4	$464.4	$434.9
Operating income	24.2	33.7	116.6	47.2	57.9	32.3	104.7	44.8
Net income	41.7	19.4	72.8	19.1	29.2	20.5	63.1	28.8
Earnings available for common stock	37.8	15.6	69.0	15.2	25.3	16.7	59.3	24.9

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Wisconsin Power and Light Company and subsidiaries (WPL) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  WPL’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

WPL’s management assessed the effectiveness of WPL’s internal control over financial reporting as of December 31, 2009 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, WPL’s management concluded that, as of December 31, 2009, WPL’s internal control over financial reporting was effective.

/s/ William D. Harvey
William D. Harvey
Chairman and Chief Executive Officer

/s/ Patricia L. Kampling
Patricia L. Kampling
Executive Vice President-Chief Financial Officer and Treasurer

/s/ Thomas L. Hanson
Thomas L. Hanson
Vice President-Controller and Chief Accounting Officer

February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Wisconsin Power and Light Company
Madison, Wisconsin

We have audited the accompanying consolidated balance sheets of Wisconsin Power and Light Company and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, common equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 26, 2010

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Operating revenues:
Electric utility	$1,160.3	$1,153.0	$1,140.7
Gas utility	216.5	300.0	265.7
Other	9.3	12.8	10.4
	1,386.1	1,465.8	1,416.8

Operating expenses:
Electric production fuel and energy purchases	451.3	434.2	417.5
Purchased electric capacity	144.6	145.1	166.6
Electric transmission service	94.2	93.2	81.0
Cost of gas sold	138.1	213.6	175.0
Other operation and maintenance	234.3	232.3	236.2
Depreciation and amortization	115.4	101.7	109.9
Taxes other than income taxes	41.2	40.8	39.9
	1,219.1	1,260.9	1,226.1

Operating income	167.0	204.9	190.7

Interest expense and other:
Interest expense	74.8	62.2	49.6
Equity income from unconsolidated investments	(37.0)	(33.9)	(28.4)
Allowance for funds used during construction	(5.7)	(9.6)	(2.6)
Interest income and other	(0.4)	(0.6)	(0.7)
	31.7	18.1	17.9

Income before income taxes	135.3	186.8	172.8

Income taxes	45.8	68.4	59.3

Net income	89.5	118.4	113.5

Preferred dividend requirements	3.3	3.3	3.3

Earnings available for common stock	$86.2	$115.1	$110.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2009	2008
	(in millions)
Property, plant and equipment:
Electric plant in service	$2,726.5	$2,500.3
Gas plant in service	393.8	370.1
Other plant in service	219.8	198.1
Accumulated depreciation	(1,185.8)	(1,165.9)
Net plant	2,154.3	1,902.6
Leased Sheboygan Falls Energy Facility, less accumulated amortization of $28.2 and $22.1	95.5	101.7
Construction work in progress:
Bent Tree - Phase I wind project	165.5	-
Other	39.4	88.4
Other, less accumulated depreciation of $1.6 and $1.1	21.0	3.8
	2,475.7	2,096.5

Current assets:
Cash and cash equivalents	18.5	4.5
Accounts receivable:
Customer, less allowance for doubtful accounts of $1.6 and $1.8	80.8	83.4
Unbilled utility revenues	86.7	92.5
Other, less allowance for doubtful accounts of $0.4 and $-	45.7	75.9
Income tax refunds receivable	81.3	8.4
Production fuel, at weighted average cost	39.1	40.4
Materials and supplies, at weighted average cost	22.7	22.8
Gas stored underground, at weighted average cost	27.4	47.9
Regulatory assets	78.6	21.8
Prepaid gross receipts tax	38.5	37.8
Derivative assets	11.2	10.7
Other	30.3	25.6
	560.8	471.7

Investments:
Investment in American Transmission Company LLC	218.6	195.1
Other	22.7	22.2
	241.3	217.3

Other assets:
Regulatory assets	331.3	378.6
Deferred charges and other	72.3	101.4
	403.6	480.0

Total assets	$3,681.4	$3,265.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
CAPITALIZATION AND LIABILITIES	2009	2008
	(in millions, except per
	share and share amounts)
Capitalization:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized;
13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	768.9	668.9
Retained earnings	419.6	424.4
Total Wisconsin Power and Light Company common equity	1,254.7	1,159.5
Cumulative preferred stock	60.0	60.0
Long-term debt, net (excluding current portion)	931.6	782.9
	2,246.3	2,002.4

Current liabilities:
Current maturities of long-term debt	100.0	-
Commercial paper	-	43.7
Accounts payable	99.6	130.9
Accounts payable to associated companies	15.7	26.1
Accrued interest	24.1	17.9
Regulatory liabilities	32.5	50.9
Accrued taxes	6.1	2.4
Derivative liabilities	51.0	8.6
Other	33.4	24.0
	362.4	304.5

Other long-term liabilities and deferred credits:
Deferred income taxes	490.8	329.3
Regulatory liabilities	159.6	174.1
Capital lease obligations - Sheboygan Falls Energy Facility	110.4	113.4
Pension and other benefit obligations	121.7	185.1
Other	190.2	156.7
	1,072.7	958.6

Commitments and contingencies (Note 12)

Total capitalization and liabilities	$3,681.4	$3,265.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Cash flows from operating activities:
Net income	$89.5	$118.4	$113.5
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	115.4	101.7	109.9
Other amortizations	35.2	38.4	38.7
Deferred tax expense (benefit) and investment tax credits	157.7	36.1	(6.9)
Equity income from unconsolidated investments	(37.0)	(33.9)	(28.4)
Distributions from equity method investments	29.9	27.8	21.7
Other	8.5	(6.6)	(1.6)
Other changes in assets and liabilities:
Accounts receivable	31.3	(68.7)	19.6
Income tax refunds receivable	(72.9)	(5.8)	(0.7)
Prepaid pension costs	-	37.2	(24.2)
Regulatory assets	(54.2)	(192.3)	44.3
Accounts payable	(16.0)	27.2	2.6
Regulatory liabilities	(22.2)	2.3	3.7
Derivative liabilities	51.5	7.1	(38.8)
Deferred income taxes	2.5	22.4	15.1
Non-current taxes payable	36.2	(0.2)	0.1
Pension and other benefit obligations	(63.4)	112.3	0.4
Other	13.8	16.3	(11.0)
Net cash flows from operating activities	305.8	239.7	258.0

Cash flows used for investing activities:
Utility construction and acquisition expenditures:
Neenah Energy Facility and related assets	(92.4)	-	-
Other	(416.0)	(363.1)	(203.1)
Advances for customer energy efficiency projects	(28.1)	(34.5)	(44.9)
Collections of advances for customer energy efficiency projects	58.6	33.1	30.7
Proceeds from asset sales	0.1	2.6	23.6
Other	(15.6)	(14.1)	(13.3)
Net cash flows used for investing activities	(493.4)	(376.0)	(207.0)

Cash flows from (used for) financing activities:
Common stock dividends	(91.0)	(91.3)	(191.1)
Preferred stock dividends	(3.3)	(3.3)	(3.3)
Capital contribution from parent	100.0	100.0	-
Proceeds from issuance of long-term debt	250.0	250.0	300.0
Payments to retire long-term debt	-	(60.0)	(105.0)
Net change in short-term borrowings	(43.7)	(38.1)	(53.1)
Other	(10.4)	(16.9)	0.3
Net cash flows from (used for) financing activities	201.6	140.4	(52.2)

Net increase (decrease) in cash and cash equivalents	14.0	4.1	(1.2)

Cash and cash equivalents at beginning of period	4.5	0.4	1.6

Cash and cash equivalents at end of period	$18.5	$4.5	$0.4

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$69.6	$57.6	$42.5
Income taxes, net of refunds	$(76.1)	$30.7	$62.5
Noncash investing and financing activities:
Capital lease obligations incurred	$0.7	$-	$-

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON EQUITY

				Accumulated	Total
		Additional		Other	WPL
	Common	Paid-In	Retained	Comprehensive	Common
	Stock	Capital	Earnings	Loss	Equity
	(in millions)
2007:
Beginning balance (a)	$66.2	$568.6	$483.5	$(7.5)	$1,110.8
Earnings available for common stock			110.2		110.2
Common stock dividends			(191.1)		(191.1)
Adoption of accounting for uncertain tax positions (Note 5)			(0.8)		(0.8)
Other		0.2			0.2
Other comprehensive income, net of tax				7.5	7.5
Ending balance	66.2	568.8	401.8	-	1,036.8

2008:
Earnings available for common stock			115.1		115.1
Common stock dividends			(91.3)		(91.3)
Capital contribution from parent		100.0			100.0
Adoption of new measurement date for retirement plans,
net of tax of ($1.2) (Note 6(a))			(1.2)		(1.2)
Other		0.1			0.1
Ending balance	66.2	668.9	424.4	-	1,159.5

2009:
Earnings available for common stock			86.2		86.2
Common stock dividends			(91.0)		(91.0)
Capital contribution from parent		100.0			100.0
Ending balance	$66.2	$768.9	$419.6	$-	$1,254.7

(a) Accumulated other comprehensive loss at Jan. 1, 2007 consisted entirely of retirement benefits compensation-related adjustments.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Earnings available for common stock	$86.2	$115.1	$110.2
Other comprehensive income, net of tax:
Pension and other postretirement benefits amortizations and
reclassification to regulatory assets, net of tax of $-, $- and $5.7	-	-	7.5
Total other comprehensive income	-	-	7.5
Comprehensive income	$86.2	$115.1	$117.7

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

WISCONSIN POWER AND LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as modified below, the Alliant Energy Corporation (Alliant Energy) “Notes to Consolidated Financial Statements” are incorporated by reference insofar as they relate to Wisconsin Power and Light Company (WPL) and incorporate the disclosures relating to WPL contained in the following notes of the Alliant Energy “Notes to Consolidated Financial Statements”:

Summary of Significant Accounting Policies	Note 1(a) to 1(e), 1(g) to 1(k), 1(m), 1(n), 1(p) to 1(r)
Utility Rate Cases	Note 2
Operating Leases	Note 3(a)
Receivables	Note 4(d), 4(e)
Income Taxes	Note 5
Benefit Plans	Note 6
Common Equity and Preferred Stock	Note 7(a), 7(b)
Debt	Note 8
Investments	Note 9(b)
Fair Value Measurements	Note 10
Derivative Instruments	Note 11
Commitments and Contingencies	Note 12(a), 12(b), 12(c), 12(e), 12(f), 12(h), 12(i)
Jointly-Owned Electric Utility Plant	Note 13
Goodwill and Other Intangible Assets	Note 15
Discontinued Operations	Note 17
Asset Retirement Obligations	Note 18
Variable Interest Entities	Note 19
Related Parties	Note 20

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

(3)  LEASES
(a)  Operating Leases - WPL has entered into various agreements related to property, plant and equipment rights that are accounted for as operating leases.  WPL’s most significant operating leases relate to certain purchased power agreements (PPAs).  These PPAs contain fixed rental payments related to capacity and contingent rental payments related to the energy portion (actual megawatt-hours) of the respective agreements.  Rental expenses associated with WPL’s operating leases were as follows (in millions):

	2009	2008	2007
Operating lease rental expenses (excluding contingent rentals)	$68	$77	$96
Contingent rentals related to certain PPAs	7	7	19
Other contingent rentals	--	--	1
	$75	$84	$116

At Dec. 31, 2009, WPL’s future minimum operating lease payments, excluding contingent rentals, were as follows (in millions):

	2010	2011	2012	2013	2014	Thereafter	Total
Riverside Energy Center PPA	$58	$59	$60	$17	$--	$--	$194
Synthetic leases (a)	5	1	1	1	4	2	14
Other	2	5	1	2	--	1	11
	$65	$65	$62	$20	$4	$3	$219

(a)
The synthetic leases relate to the financing of certain utility railcars.  The entities that lease these assets to WPL are not required to be consolidated and are not included on WPL’s Consolidated Balance Sheets.  WPL has guaranteed the residual value of the related assets, which total $7 million in the aggregate.  The guarantees extend through the maturity of each respective underlying lease with remaining terms up to six years.  Residual value guarantee amounts have been included in the future minimum operating lease payments.

(b)  Capital Lease - In 2005, WPL entered into a 20-year agreement with Alliant Energy Resources, LLC’s (Resources’) Non-regulated Generation business to lease the Sheboygan Falls Energy Facility (SFEF), with an option for two lease renewal periods thereafter.  The lease became effective in 2005 when SFEF began commercial operation.  WPL is responsible for the operation of SFEF and has exclusive rights to its output.  In 2005, the Public Service Commission of Wisconsin (PSCW) approved this affiliated lease agreement with initial monthly payments of approximately $1.3 million.  The lease payments were based on a 50% debt to capital ratio, a return on equity of 10.9%, a cost of debt based on the cost of senior notes issued by Resources’ Non-regulated Generation business in 2005 and certain costs incurred to construct the facility.  In accordance with its order approving the lease agreement, the PSCW will review the capital structure, return on equity and cost of debt every five years from the date of the order.  The capital lease asset is amortized using the straight-line method over the 20-year lease term.  Since the inception of the lease in 2005, WPL’s retail and wholesale rates have included recovery of the monthly SFEF lease payments.  In 2009, 2008 and 2007, SFEF lease expenses were $18.5 million, $18.8 million and $19.0 million ($12.3 million, $12.6 million and $12.8 million included in “Interest expense” and $6.2 million, $6.2 million and $6.2 million included in “Depreciation and amortization” in WPL’s Consolidated Statements of Income), respectively.  At Dec. 31, 2009, WPL’s estimated future minimum capital lease payments for SFEF were as follows (in millions):

							Less: amount	Present value of net
							representing	minimum capital
2010	2011	2012	2013	2014	Thereafter	Total	interest	lease payments
$15	$15	$15	$15	$15	$158	$233	$120	$113

(5)  INCOME TAXES
Income Tax Expense (Benefit) - The components of “Income taxes” in WPL’s Consolidated Statements of Income were as follows (in millions):

	2009	2008	2007
Current tax expense (benefit):
Federal	$(137.7)	$22.4	$55.8
State	(14.3)	10.5	10.2
Deferred tax expense (benefit):
Federal	153.6	34.2	(4.0)
State	9.3	3.3	(1.3)
Production tax credit	(3.9)	(0.3)	--
Investment tax credits	(1.3)	(1.4)	(1.5)
Provision recorded as a change in uncertain tax positions	39.7	0.1	--
Provision recorded as a change in accrued interest	0.4	(0.4)	0.1
	$45.8	$68.4	$59.3

Income Tax Rates - The overall effective income tax rates shown in the following table were computed by dividing total income tax expense by income before income taxes.

	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	4.4	4.6	4.8
Adjustment of prior period taxes	0.7	0.2	(0.1)
Amortization of excess deferred taxes	(0.2)	(0.7)	(1.0)
Amortization of investment tax credits	(1.0)	(0.7)	(0.8)
State filing changes	(1.8)	--	--
Production tax credits	(2.9)	(0.2)	--
Other items, net	(0.3)	(1.6)	(3.6)
Overall effective income tax rate	33.9%	36.6%	34.3%

Deferred Tax Assets and Liabilities - Consistent with rate making treatment, deferred taxes are offset in the table below for temporary differences which have related regulatory assets and liabilities.  The deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at Dec. 31 arise from the following temporary differences (in millions):

	2009			2008
	Deferred	Deferred Tax		Deferred	Deferred Tax
	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net
Property	$--	$389.0	$389.0	$--	$232.5	$232.5
Investment in American
Transmission Co. LLC (ATC)	--	71.5	71.5	--	52.2	52.2
Pension and other postretirement
benefits obligations	--	31.4	31.4	--	33.5	33.5
Prepaid gross receipts tax	--	15.3	15.3	--	15.1	15.1
Regulatory asset - WPL base-load project	--	5.1	5.1	--	11.0	11.0
Regulatory asset/(liability) - commodity
cost recovery	--	1.6	1.6	(18.1)	--	(18.1)
Investment tax credits	(8.2)	--	(8.2)	(9.0)	--	(9.0)
Net operating losses carryforward - state	(9.2)	--	(9.2)	--	--	--
Federal credit carryforward	(11.2)	--	(11.2)	--	--	--
Customer advances	(14.6)	--	(14.6)	(13.6)	--	(13.6)
Net operating losses carryforward - federal	(15.4)	--	(15.4)	--	--	--
Other	(13.0)	23.8	10.8	(8.2)	13.0	4.8
	$(71.6)	$537.7	$466.1	$(48.9)	$357.3	$308.4

			2009			2008
Other current assets			$(24.7)			$(20.9)
Deferred income taxes			490.8			329.3
Total deferred tax (assets) and liabilities			$466.1			$308.4

Uncertain Tax Positions - WPL adopted new authoritative guidance related to accounting for uncertainty in income taxes on Jan. 1, 2007.  WPL’s cumulative effect of the adoption was an increase in its net liability for uncertain tax positions and a reduction to its Jan. 1, 2007 balance of retained earnings of $0.8 million.

A reconciliation of the beginning and ending amounts of uncertain tax positions, excluding interest, for WPL for 2009, 2008 and 2007 is as follows (in millions):

	2009	2008	2007
Balance, Jan. 1	$2.5	$2.4	$2.4
Additions based on tax positions related to the current year	2.5	0.4	0.1
Reductions based on tax positions related to the current year	--	--	--
Additions for tax positions of prior years	37.3	2.5	--
Reductions for tax positions of prior years	(0.2)	(0.3)	(0.1)
Settlements with taxing authorities	--	(2.5)	--
Lapse of statute of limitations	--	--	--
Balance, Dec. 31	$42.1	$2.5	$2.4

	Dec. 31,	Dec. 31,	Dec. 31,
	2009	2008	2007
Tax positions favorably impacting future effective tax rates	$1.4	$1.7	$1.5
Interest accrued	2.1	0.3	0.5
Penalties accrued	--	--	--

(6)  BENEFIT PLANS
(a)  Pension and Other Postretirement Benefits Plans - A significant number of WPL’s employees are covered by non-contributory defined benefit pension plans.  Benefits of the non-contributory defined benefit pension plans are based on the plan participant’s years of service, age and compensation.  WPL also provides certain defined benefit postretirement health care and life benefits to eligible retirees.  In general, the health care plans are contributory with participants’ contributions adjusted regularly and the life insurance plans are non-contributory.

Assumptions - The assumptions at the measurement dates of Dec. 31, 2009, Dec. 31, 2008 and Sep. 30, 2007 for WPL’s qualified defined benefit pension and other postretirement benefits plans were equal to the assumptions used for Alliant Energy’s defined benefit pension and other postretirement benefits plans, respectively, except for the rate of compensation increase for its qualified defined benefit pension plan.  WPL’s rates of compensation increase for its qualified defined benefit pension plan were 3.5% for 2009, 2008 and 2007.

Net Periodic Benefit Costs - The components of WPL’s net periodic benefit costs for its qualified defined benefit pension and other postretirement benefits plans were as follows (in millions):

	Qualified Defined			Other Postretirement
	Benefit Pension Plans			Benefits Plans
	2009	2008	2007	2009	2008	2007
Service cost	$4.9	$5.3	$5.6	$3.4	$3.3	$3.3
Interest cost	15.5	15.0	13.7	5.5	5.5	5.2
Expected return on plan assets	(14.1)	(21.4)	(19.2)	(1.1)	(1.9)	(1.8)
Amortization of:
Prior service cost (credit)	0.5	0.8	0.8	(0.9)	(1.0)	(1.0)
Actuarial loss	10.4	1.0	2.9	1.3	1.0	1.1
Curtailment loss (a)	0.7	--	--	--	--	--
Special termination benefits costs (b)	0.9	--	--	--	--	--
	$18.8	$0.7	$3.8	$8.2	$6.9	$6.8
(a)	Refer to Note 6(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for details of the $0.7 million one-time curtailment loss recognized by WPL in 2009.
(b)
In 2009, WPL recognized special termination benefits costs of $0.9 million related to the qualified defined benefit pension plan that is sponsored by WPL as a result of the elimination of certain operations positions in 2009.

In the above table, the qualified defined benefit pension plan costs represent only those respective costs for bargaining unit employees of WPL covered under the plan that is sponsored by WPL.  The other postretirement benefits costs represent costs for all WPL employees.  Alliant Energy Corporate Services, Inc. (Corporate Services) provides services to WPL, and as a result, WPL is allocated pension and other postretirement benefits costs associated with Corporate Services.  The following table includes pension benefits costs (credits) for WPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated pension and other postretirement benefits costs associated with Corporate Services for WPL as follows (in millions):

	Pension Benefits Costs (Credits)			Other Postretirement Benefits Costs
	2009	2008	2007	2009	2008	2007
Non-bargaining WPL employees
participating in other plans	$3.4	$(2.9)	$(0.8)	N/A	N/A	N/A
Allocated Corporate Services costs	1.1	0.7	2.8	$1.2	$1.0	$0.8

Alliant Energy sponsors several non-qualified defined benefit pension plans that cover certain current and former key employees.  In 2009, 2008 and 2007, the pension expense allocated to WPL for these plans was $2.1 million, $2.0 million and $2.7 million, respectively.  Included for 2007 was the settlement loss of $0.8 million related to payments made to a retired executive.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to other postretirement benefits costs.  A 1% change in the medical trend rates for 2009, holding all other assumptions constant, would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$0.5	$(0.5)
Effect on postretirement benefit obligation	4.5	(4.7)

The estimated amortization from “Regulatory assets” on WPL’s Consolidated Balance Sheet into net periodic benefit cost in 2010 is as follows (in millions):

	Qualified Defined	Other Postretirement
	Benefit Pension Plan	Benefits Plans
Actuarial loss	$8.5	$2.0
Prior service cost (credit)	0.5	(0.9)
	$9.0	$1.1

In addition to the estimated amortizations from “Regulatory assets” in the above table, $4 million of amortizations are expected in 2010 from “Regulatory assets” associated with Corporate Services employees participating in Alliant Energy sponsored plans allocated to WPL.

Benefit Plan Assets and Obligations - The benefit plan assets and obligations associated with WPL’s non-bargaining employees who are participants in other Alliant Energy plans are reported in Alliant Energy’s Consolidated Financial Statements and are not reported in the following tables.  A reconciliation of the funded status of WPL’s qualified defined benefit pension and other postretirement benefits plans to the amounts recognized on WPL’s Consolidated Balance Sheets at Dec. 31 was as follows (Not Applicable (N/A); in millions):

	Qualified Defined Benefit		Other Postretirement
	Pension Plan		Benefits Plans
	2009	2008	2009	2008
Change in projected benefit obligation:
Net projected benefit obligation at measurement date	$252.9	$238.6	$89.3	$87.7
Effect of change from Sep. 30 to Dec. 31 measurement date	--	2.8	--	0.4
Service cost	4.9	5.3	3.4	3.3
Interest cost	15.5	15.0	5.5	5.5
Plan participants’ contributions	--	--	2.9	3.0
Actuarial (gain) loss	7.5	0.7	7.9	(0.1)
Gross benefits paid	(10.1)	(9.5)	(10.4)	(11.0)
Federal subsidy on other postretirement benefits paid	--	--	0.5	0.5
Special termination benefits	0.9	--	--	--
Net projected benefit obligation at Dec. 31	271.6	252.9	99.1	89.3

Change in plan assets:
Fair value of plan assets at measurement date	164.6	253.3	14.6	20.9
Effect of change from Sep. 30 to Dec. 31 measurement date	--	3.0	--	0.1
Actual return on plan assets	39.7	(82.2)	3.2	(5.9)
Employer contributions	42.4	--	8.5	7.5
Plan participants’ contributions	--	--	2.9	3.0
Gross benefits paid	(10.1)	(9.5)	(10.4)	(11.0)
Fair value of plan assets at Dec. 31	236.6	164.6	18.8	14.6

Under funded status at Dec. 31	$(35.0)	$(88.3)	$(80.3)	$(74.7)

Amounts recognized on the Consolidated
Balance Sheets consist of:
Other current liabilities	$--	$--	$(3.5)	$(4.5)
Pension and other benefit obligations	(35.0)	(88.3)	(76.8)	(70.2)
Net amount recognized at Dec. 31	$(35.0)	$(88.3)	$(80.3)	$(74.7)

Amounts recognized in Regulatory Assets:
Net actuarial loss	$112.5	$140.9	$28.6	$23.7
Prior service cost (credit)	3.4	4.7	(1.7)	(2.6)
	$115.9	$145.6	$26.9	$21.1

In addition to the amounts recognized in “Regulatory assets” in the above table, $79 million and $100 million of “Regulatory assets” were recognized for amounts associated with Corporate Services employees participating in Alliant Energy sponsored benefit plans that were allocated to WPL at Dec. 31, 2009 and 2008, respectively.

Included in the following table are WPL’s accumulated benefit obligations, amounts applicable to qualified defined benefit pension and other postretirement benefits plans with accumulated benefit obligations in excess of plan assets, as well as the qualified defined benefit pension plan with projected benefit obligations in excess of plan assets as of the Dec. 31 measurement date (in millions):

	Qualified Defined Benefit		Other Postretirement
	Pension Plan		Benefits Plans
	2009	2008	2009	2008
Accumulated benefit obligations	$253.2	$230.1	$99.1	$89.3
Plans with accumulated benefit obligations in excess
of plan assets:
Accumulated benefit obligations	253.2	230.1	99.1	89.3
Fair value of plan assets	236.6	164.6	18.8	14.6
Plans with projected benefit obligations in excess
of plan assets:
Projected benefit obligations	271.6	252.9	N/A	N/A
Fair value of plan assets	236.6	164.6	N/A	N/A

Estimated Future Employer Contributions and Benefit Payments - WPL estimates that funding for the qualified defined benefit pension plan for its bargaining unit employees and other postretirement benefits plans during 2010 will be $0 and $9 million, respectively.

The expected benefit payments and Medicare subsidies, which reflect expected future service, as appropriate, are as follows (in millions):

	2010	2011	2012	2013	2014	2015 - 2019
Pension benefits	$10.5	$11.0	$11.8	$12.7	$13.9	$89.6
Other postretirement benefits	7.3	7.4	7.4	7.5	8.0	46.3
Medicare subsidies	(0.5)	(0.6)	(0.6)	(0.7)	(0.8)	(4.8)
	$17.3	$17.8	$18.6	$19.5	$21.1	$131.1

Fair Value Measurements - At Dec. 31, 2009, the fair values of WPL’s qualified defined benefit pension plan assets by asset category and fair value hierarchy level were as follows (in millions):

	Fair Value
	Measurements
	at Dec. 31, 2009	Level 1	Level 2	Level 3
Cash and equivalents	$11.0	$11.0	$--	$--
Equity securities:
U.S. large cap core	31.8	31.8	--	--
U.S. large cap value	26.6	--	26.6	--
U.S. large cap growth	26.4	--	26.4	--
U.S. small cap value	7.1	--	7.1	--
U.S. small cap growth	4.2	4.2	--	--
International - developed markets	39.9	20.8	19.1	--
International - emerging markets	12.0	12.0	--	--
Fixed income securities:
Corporate bonds	18.9	--	18.9	--
Government and agency obligations	21.6	--	21.6	--
Fixed income funds	40.0	0.5	39.5	--
Securities lending invested collateral	7.6	2.0	4.6	1.0
	247.1	$82.3	$163.8	$1.0
Accrued investment income	0.5
Due to brokers, net (a)	(1.0)
Due to borrowers for securities lending program	(10.0)
Total other postretirement plan assets	$236.6
(a)  This category represents pending trades with brokers.

Additional information for WPL’s qualified defined benefit pension plan assets fair value measurements using significant unobservable inputs (Level 3 inputs) for 2009 is as follows (in millions):

Securities Lending
Invested Collateral
Beginning balance, Jan. 1, 2009	$2.2
Actual return on plan assets:
Relating to assets still held at the reporting date	(0.1)
Relating to assets sold during the period	0.1
Purchases, sales and settlements, net	(1.3)
Transfers in and/or out of Level 3	0.1
Ending balance, Dec. 31, 2009	$1.0

At Dec. 31, 2009, the fair value of WPL’s other postretirement benefits plans assets by asset category and fair value hierarchy level were as follows (in millions):

	Fair Value
	Measurements
	at Dec. 31, 2009	Level 1	Level 2	Level 3
Cash and equivalents	$5.0	$5.0	$--	$--
Equity securities:
U.S. large cap core	1.1	1.1	--	--
U.S. large cap value	0.9	--	0.9	--
U.S. large cap growth	0.9	--	0.9	--
U.S. small cap core	4.7	4.7	--	--
U.S. small cap value	0.2	--	0.2	--
U.S. small cap growth	0.1	0.1	--	--
International - developed markets	1.4	0.7	0.7	--
International - emerging markets	0.4	0.4	--	--
Fixed income securities:
Corporate bonds	1.3	--	1.3	--
Government and agency obligations	1.1	--	1.1	--
Fixed income funds	1.8	0.4	1.4	--
Securities lending invested collateral	0.2	0.1	0.1	--
	19.1	$12.5	$6.6	$--
Due to borrowers for securities lending program	(0.3)
Total other postretirement plan assets	$18.8
(a)  This category represents pending trades with brokers.

Additional information for WPL’s other postretirement benefits plans assets fair value measurements using significant unobservable inputs (Level 3 inputs) for 2009 is as follows (in millions):

Securities Lending
Invested Collateral
Beginning balance, Jan. 1, 2009	$0.1
Purchases, sales and settlements, net	(0.1)
Ending balance, Dec. 31, 2009	$--

(9)  INVESTMENTS
(a)  Unconsolidated Equity Investments - WPL’s unconsolidated investments accounted for under the equity method of accounting are as follows (dollars in millions):

	Ownership	Carrying Value
	Interest at	at Dec. 31,		Equity Income
	Dec. 31, 2009	2009	2008	2009	2008	2007
ATC (a)	16%	$219	$195	$(36)	$(32)	$(27)
Wisconsin River Power Company	50%	8	9	(1)	(2)	(1)
		$227	$204	$(37)	$(34)	$(28)
(a)	WPL has the ability to exercise significant influence over ATC’s financial and operating policies through its participation on ATC’s Board of Directors.

Summary financial information from the financial statements of these investments is as follows (in millions):

	2009	2008	2007
Operating revenues	$529	$474	$416
Operating income	294	260	213
Net income	215	192	157
As of Dec. 31:
Current assets	54	53
Non-current assets	2,786	2,499
Current liabilities	286	253
Non-current liabilities	1,340	1,233

(10) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements - WPL’s recurring items subject to fair value measurements disclosure requirements at Dec. 31, 2009 and 2008 were as follows (in millions):

	Fair Value
	Measurements	Level 1	Level 2	Level 3
Dec. 31, 2009
Derivative assets	$15.3	$--	$11.5	$3.8
Derivative liabilities	66.3	--	62.2	4.1

Dec. 31, 2008
Derivative assets	19.6	--	1.0	18.6
Derivative liabilities	14.8	--	10.6	4.2

Additional information for WPL’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for 2009 and 2008 is as follows (in millions):

	Derivative Assets and
	Liabilities, net
	2009	2008
Beginning balance, Jan. 1	$14.4	$12.7
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(0.7)	20.6
Purchases, sales, issuances and settlements, net	(14.0)	(18.9)
Ending balance, Dec. 31	$(0.3)	$14.4

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets
and liabilities held at Dec. 31 (a)	$(0.7)	$14.4
(a)	Recorded in “Regulatory assets” and “Regulatory liabilities” on WPL’s Consolidated Balance Sheets.

Refer to Notes 1(r) and 10 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information on fair value measurements.

(14)  SEGMENTS OF BUSINESS
WPL is a utility serving customers in Wisconsin and includes three segments: a) electric operations; b) gas operations; and c) other, which includes various other energy-related products and services and the unallocated portions of the utility business.  Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in “Total.”  Intersegment revenues were not material to WPL’s operations and there was no single customer whose revenues were 10% or more of WPL’s consolidated revenues.  Certain financial information relating to WPL’s business segments was as follows (in millions):

	Electric	Gas	Other	Total
2009
Operating revenues	$1,160.3	$216.5	$9.3	$1,386.1
Depreciation and amortization	103.2	12.2	--	115.4
Operating income (loss)	145.4	24.6	(3.0)	167.0
Interest expense, net of allowance for funds used
during construction (AFUDC)				69.1
Equity income from unconsolidated investments	(37.0)	--	--	(37.0)
Interest income and other				(0.4)
Income taxes				45.8
Net income				89.5
Preferred dividends				3.3
Earnings available for common stock				86.2
Total assets	2,891.0	341.7	448.7	3,681.4
Investments in equity method subsidiaries	227.1	--	--	227.1
Construction and acquisition expenditures	480.5	27.7	0.2	508.4

2008
Operating revenues	1,153.0	300.0	12.8	1,465.8
Depreciation and amortization	89.3	12.4	--	101.7
Operating income	167.1	35.6	2.2	204.9
Interest expense, net of AFUDC				52.6
Equity income from unconsolidated investments	(33.9)	--	--	(33.9)
Interest income and other				(0.6)
Income taxes				68.4
Net income				118.4
Preferred dividends				3.3
Earnings available for common stock				115.1
Total assets	2,492.5	367.1	405.9	3,265.5
Investments in equity method subsidiaries	203.6	--	--	203.6
Construction and acquisition expenditures	336.3	25.3	1.5	363.1

2007
Operating revenues	1,140.7	265.7	10.4	1,416.8
Depreciation and amortization	95.7	14.2	--	109.9
Operating income (loss)	157.7	37.9	(4.9)	190.7
Interest expense, net of AFUDC				47.0
Equity income from unconsolidated investments	(28.4)	--	--	(28.4)
Interest income and other				(0.7)
Income taxes				59.3
Net income				113.5
Preferred dividends				3.3
Earnings available for common stock				110.2
Total assets	2,215.5	341.1	232.0	2,788.6
Investments in equity method subsidiaries	182.0	--	--	182.0
Construction and acquisition expenditures	179.8	23.1	0.2	203.1

(16)  SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2009				2008
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)

Operating revenues	$411.3	$300.4	$326.6	$347.8	$420.8	$328.0	$353.9	$363.1
Operating income	52.1	25.7	41.5	47.7	54.4	36.3	69.6	44.6
Net income	31.3	11.6	21.0	25.6	31.1	20.4	42.6	24.3
Earnings available for common stock	30.5	10.7	20.2	24.8	30.3	19.5	41.8	23.5

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the quarter ended Dec. 31, 2009 pursuant to the requirements of the Securities Exchange Act of 1934, as amended.  Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended Dec. 31, 2009.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ALLIANT ENERGY AND IPL
The directors of Alliant Energy and IPL are the same and therefore the information required by Item 10 relating to directors and nominees for election of directors is the same for both registrants.  The information required by Item 10 relating to directors and nominees for election of directors at the 2010 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information under the caption “Election of Directors” in Alliant Energy’s Proxy Statement for the 2010 Annual Meeting of Shareowners (the 2010 Alliant Energy Proxy Statement), which will be filed with the SEC within 120 days after the end of Alliant Energy’s and IPL’s fiscal years.  The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Alliant Energy Proxy Statement.  Information regarding executive officers of Alliant Energy and IPL may be found in Part I of this report under the caption “Executive Officers of the Registrants.”  The information required by Item 10 relating to audit committees and audit committee financial experts is incorporated herein by reference to the relevant information under the caption “Meetings and Committees of the Board” in the 2010 Alliant Energy Proxy Statement.  The code of ethics, also referred to as the Code of Conduct, of Alliant Energy and IPL are the same.  The information required by Item 10 relating to Alliant Energy’s and IPL’s Code of Conduct is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2010 Alliant Energy Proxy Statement.

WPL
The information required by Item 10 relating to directors and nominees for election of directors at the 2010 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information under the caption “Election of Directors” in WPL’s Proxy Statement for the 2010 Annual Meeting of Shareowners (the 2010 WPL Proxy Statement), which will be filed with the SEC within 120 days after the end of WPL’s fiscal year.  The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 WPL Proxy Statement.  Information regarding executive officers of WPL may be found in Part I of this report under the caption “Executive Officers of the Registrants.”  The information required by Item 10 relating to audit committees and audit committee financial experts is incorporated herein by reference to the relevant information under the caption “Meetings and Committees of the Board” in the 2010 WPL Proxy Statement.  The information required by Item 10 relating to WPL’s code of ethics, also referred to as the Code of Conduct, is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2010 WPL Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

ALLIANT ENERGY
The information required by Item 11 for Alliant Energy is incorporated herein by reference to the relevant information under the captions “Compensation Discussion and Analysis,” “Compensation and Personnel Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control” and “Director Compensation” in the 2010 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL AND WPL
The directors and executive officers for IPL and WPL for which compensation information must be included are the same.  Therefore, the information required by Item 11 for each of IPL and WPL is incorporated herein by reference to the relevant information under the captions “Compensation Discussion and Analysis,” “Compensation and Personnel Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control” and “Director Compensation” in the 2010 WPL Proxy Statement, which will be filed with the SEC within 120 days after the end of IPL’s and WPL’s fiscal years.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ALLIANT ENERGY
Information regarding Alliant Energy’s equity compensation plans as of Dec. 31, 2009 was as follows (Not Applicable (N/A)):

(C)
	(A)		(B)	Number of securities
	Number of securities		Weighted-average	remaining available for
	to be issued upon		exercise price of	future issuance under
	exercise of		outstanding	equity compensation plans
	outstanding options,		options, warrants	(excluding securities
Plan Category	warrants and rights		and rights	reflected in column (A))
Equity compensation plans
approved by shareowners	783,289	(a)	$27.95	2,465,034	(b)
Equity compensation plans not
approved by shareowners (c)	N/A		N/A	N/A	(d)
	783,289		$27.95	2,465,034

(a)
Represents performance shares and options to purchase shares of Alliant Energy’s common stock granted under the Alliant Energy Long-Term Equity Incentive Plan, as amended, and the Alliant Energy Amended and Restated 2002 Equity Incentive Plan (EIP).  The performance shares may be paid out in shares of Alliant Energy’s common stock, cash, or a combination of cash and stock and are adjusted by a performance multiplier, which ranges from zero to 200%, based on the performance criteria.  The performance shares included in column (A) of the table reflect an assumed payout in the form of Alliant Energy’s common stock at a performance multiplier of 200%.

(b)
All of the available shares under the EIP may be issued upon the exercise of stock options or may be issued as awards in the form of stock appreciation rights, restricted stock, restricted stock units, performance shares or performance units.  Excludes 351,356 shares of non-vested restricted common stock previously issued and outstanding under the EIP at Dec. 31, 2009.

(c)	As of Dec. 31, 2009, there were 262,161 shares of Alliant Energy’s common stock outstanding under the Alliant Energy Deferred Compensation Plan (DCP) described below.
(d)	There is no limit on the number of shares of Alliant Energy’s common stock that may be held under the DCP.

Deferred Compensation Plan - Alliant Energy maintains a DCP under which key employees may defer up to 100% of base salary and incentive compensation and directors may elect to defer all or part of their retainer fee.  Key employees who have made the maximum allowed contribution to the Alliant Energy 401(k) Savings Plan may receive an additional credit to the deferred compensation plan.  Key employees and directors may elect to have their deferrals credited to an interest account, an equity account based on an S&P 500 index fund or a company stock account.  The company stock account is held in a rabbi trust.  Payments from the company stock account will be made in shares of Alliant Energy common stock that were previously purchased on the open market.

The remainder of the information required by Item 12 is incorporated herein by reference to the relevant information under the caption “Ownership of Voting Securities” in the 2010 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL
To IPL’s knowledge, no shareowner beneficially owned 5% or more of IPL’s 8.375% or 7.10% Cumulative Preferred Stock as of Dec. 31, 2009.  None of the directors or executive officers of IPL own any shares of IPL’s 8.375% or 7.10% Cumulative Preferred Stock.

WPL
The information required by Item 12 is incorporated herein by reference to the relevant information under the caption “Ownership of Voting Securities” in the 2010 WPL Proxy Statement, which will be filed with the SEC within 120 days after the end of WPL’s fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ALLIANT ENERGY AND IPL
The information required by Item 13 for each of Alliant Energy and IPL is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2010 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s and IPL’s fiscal years.

WPL
The information required by Item 13 is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2010 WPL Proxy Statement, which will be filed with the SEC within 120 days after the end of WPL’s fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

ALLIANT ENERGY
The information required by Item 14 is incorporated herein by reference to the relevant information under the caption “Report of the Audit Committee” in the 2010 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL
IPL’s Audit Committee of the Board of Directors (Committee) has adopted a policy that requires advance approval of all audit, audit-related, tax and other permitted services performed by the independent registered public accounting firm.  The policy provides for pre-approval by the Committee of specifically defined audit and non-audit services after the Committee is provided with the appropriate level of details regarding the specific services to be provided.  The policy does not permit delegation of the Committee’s authority to management.  In the event the need for specific services arises between Committee meetings, the Committee has delegated to the Chairperson of the Committee authority to approve permitted services provided that the Chairperson reports any decisions to the Committee at its next scheduled meeting.  The principal accounting fees billed to Alliant Energy by its independent registered public accounting firm, all of which were approved in advance by the Committee, directly related and allocated to IPL were as follows (in thousands):

	2009		2008
	Fees	% of Total	Fees	% of Total
Audit fees	$941	51%	$1,138	79%
Audit-related fees	69	4%	261	18%
Tax fees	811	44%	21	2%
All other fees	9	1%	13	1%
	$1,830	100%	$1,433	100%

Audit Fees consisted of the fees billed for the audits of the consolidated financial statements of IPL and its subsidiary; for reviews of financial statements included in Form 10-Q filings; and for services normally provided in connection with statutory and regulatory filings such as financing transactions.  Audit fees also included IPL’s portion of fees for the 2009 and 2008 audits of Alliant Energy’s effectiveness of internal controls over financial reporting.  Audit-related fees for 2009 and 2008 consisted of the fees billed for services rendered related to employee benefits plan audits and attest services not required by statute or regulations.  Audit-related fees for 2008 also consisted of the fees billed for services rendered related to IPL’s electric transmission assets sale agreement.  Tax fees for 2009 and 2008 consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning, including all services performed by the tax professional staff of affiliates of the independent registered public accounting firm, except those rendered in connection with the audit.  All other fees for 2009 and 2008 consisted of seminars, license fees for accounting research software products and education programs.  The Committee does not consider the provision of non-audit services by the independent registered public accounting firm described above to be incompatible with maintaining independence of the independent registered public accounting firm.

WPL
The information required by Item 14 is incorporated herein by reference to the relevant information under the caption “Report of the Audit Committee” in the 2010 WPL Proxy Statement, which will be filed with the SEC within 120 days after the end of WPL’s fiscal year.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements - Refer to Item 8 Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules -
Schedule I.  Condensed Parent Company Financial Statements
Schedule II.  Valuation and Qualifying Accounts and Reserves

NOTE: All other schedules are omitted because they are not applicable or not required, or because that required information is shown either in the consolidated financial statements or in the notes thereto.

The following financial statements of American Transmission Company LLC, as a 50 percent or less owned person, are filed herewith as Exhibit 99.1 and incorporated herein, along with the Report of Independent Registered Public Accounting Firm thereon:

Statements of Operations for the Years Ended Dec. 31, 2009, 2008 and 2007
Statements of Cash Flows for the Years Ended Dec. 31, 2009, 2008 and 2007
Balance Sheets as of Dec. 31, 2009 and 2008
Statements of Changes in Members’ Equity for the Years Ended Dec. 31, 2009, 2008 and 2007

(3)	Exhibits Required by SEC Regulation S-K - The following Exhibits are filed herewith or incorporated herein by reference.

3.1
Restated Articles of Incorporation of Alliant Energy, as amended (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Registration Statement on Form S-8, dated July 26, 2004 (Reg. No. 333-117654))

3.2	Restated Bylaws of Alliant Energy, effective as of Dec. 6, 2006 (incorporated by reference to Exhibit 3.1 to Alliant Energy’s Form 8-K, dated Dec. 6, 2006 (File No. 1-9894))
188
3.3	Restated Articles of Incorporation of WPL, as amended (incorporated by reference to Exhibit 3.1 to WPL’s Form 10-Q for the quarter ended June 30, 1994 (File No. 0-337))

3.4	Restated Bylaws of WPL, effective as of Dec. 6, 2006 (incorporated by reference to Exhibit 3.2 to WPL’s Form 8-K, dated Dec. 6, 2006 (File No. 0-337))

3.5	Restated Articles of Incorporation of IPL (incorporated by reference to Exhibit 3.5 to IPL’s Form 10-K for the year 2003 (File No. 0-4117-1))

3.6	Restated Bylaws of IPL, effective as of Dec. 6, 2006 (incorporated by reference to Exhibit 3.3 to IPL’s Form 8-K, dated Dec. 6, 2006 (File No. 0-4117-1))

4.1
Second Amended and Restated Five Year Credit Agreement, dated as of Nov. 7, 2006, among Alliant Energy and the Banks set forth therein (incorporated by reference to Exhibit 4.4 to Alliant Energy’s Registration Statement on Form S-3 (Reg. No. 333-162214))

4.2
First Amendment, dated as of March 31, 2009, to Second Amended and Restated Five Year Credit Agreement, dated Nov. 7, 2006, among Alliant Energy and the Banks set forth therein (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 10-Q for the quarter ended March 31, 2009 (File No. 1-9894))

4.3
Senior Note Indenture, dated as of Sep. 30, 2009, between Alliant Energy and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.28 to Alliant Energy’s Registration Statement on Form S-3 (Reg. No. 333-162214))

4.4
Officer’s Certificate, dated as of Sep. 30, 2009, creating Alliant Energy’s 4.00% senior notes due Oct. 15, 2014 (incorporated by reference to Exhibit 4.2 to Alliant Energy’s Form 8-K, dated Sep. 30, 2009 (File No. 1-9894))

4.5
Amended and Restated Rights Agreement, dated as of Dec. 11, 2008, between Alliant Energy and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Registration Statement on Form 8-A/A, dated Dec. 11, 2008 (File No. 1-9894))

4.6
Second Amended and Restated Five Year Credit Agreement, dated as of Nov. 7, 2006, among WPL and the Banks set forth therein (incorporated by reference to Exhibit 4.8 to Alliant Energy’s Registration Statement on Form S-3 (Reg. No. 333-162214))

4.7
First Amendment, dated as of March 31, 2009, to Second Amended and Restated Five Year Credit Agreement, dated Nov. 7, 2006, among WPL and the Banks set forth therein (incorporated by reference to Exhibit 4.3 to WPL’s Form 10-Q for the quarter ended March 31, 2009 (File No. 0-337))

4.8
Indenture, dated as of June 20, 1997, between WPL and Wells Fargo Bank, N.A., Successor, as Trustee (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WPL’s Registration Statement on Form S-3 (Reg. No. 033-60917))

4.9	Officers’ Certificate, dated as of March 1, 2000, creating WPL’s 7-5/8% debentures due March 1, 2010 (incorporated by reference to Exhibit 4 to WPL’s Form 8-K, dated March 1, 2000 (File No. 0-337))

4.10	Officers’ Certificate, dated as of July 28, 2004, creating WPL’s 6.25% debentures due July 31, 2034 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, dated July 30, 2004 (File No. 0-337))

4.11	Officers’ Certificate, dated as of Aug. 8, 2007, creating WPL’s 6.375% debentures due Aug. 15, 2037 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, dated Aug. 8, 2007 (File No. 0-337))

4.12	Officer’s Certificate, dated as of Oct. 1, 2008, creating WPL’s 7.60% Debentures due Oct. 1, 2038 (incorporated by reference to Exhibit 4.2 to WPL’s Form 8-K, dated Oct. 1, 2008 (File No. 0-337))

4.13	Officers’ Certificate, dated as of July 7, 2009, creating WPL’s 5.00% Debentures due July 15, 2019 (incorporated by reference to Exhibit 4.2 to WPL’s Form 8-K, dated July 7, 2009 (File No. 0-337))

4.14
Second Amended and Restated Five Year Credit Agreement, dated as of Nov. 7, 2006, among IPL and the Banks set forth therein (incorporated by reference to Exhibit 4.16 to Alliant Energy’s Registration Statement on Form S-3 (Reg. No. 333-162214))

189
4.15
First Amendment, dated as of March 31, 2009, to Second Amended and Restated Five Year Credit Agreement, dated Nov. 7, 2006, among IPL and the Banks set forth therein (incorporated by reference to Exhibit 4.2 to IPL’s Form 10-Q for the quarter ended March 31, 2009 (File No. 0-4117-1))

4.16
Indenture (For Senior Unsecured Debt Securities), dated as of Aug. 1, 1997, between IPL and The Bank of New York Mellon Trust Co., N.A. (formerly known as (f/k/a) The Bank of New York Trust Co., N.A.), successor, as Trustee (incorporated by reference to Exhibit 4(j) to IPL’s Registration Statement on Form S-3 (Reg. No. 333-32097))

4.17
Indenture (For Senior Unsecured Debt Securities), dated as of Aug. 20, 2003, between IPL and The Bank of New York Mellon Trust Co., N.A. (f/k/a The Bank of New York Trust Co., N.A.), as Trustee (incorporated by reference to Exhibit 4.11 to IPL’s Registration Statement on Form S-3 (Reg. No. 333-108199))

4.18
Officers’ Certificate, dated as of March 6, 2001, creating IPL’s 6-3/4% Senior Debentures due March 15, 2011 (incorporated by reference to Exhibit 4 to IPL’s Form 8-K, dated March 6, 2001 (File No. 0-4117-1))

4.19
Officer’s Certificate, dated as of Sep. 10, 2003, creating IPL’s 5.875% Senior Debentures due Sep. 15, 2018 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated Sep. 10, 2003 (File No. 0-4117-1))

4.20
Officer’s Certificate, dated as of Oct. 14, 2003, creating IPL’s 6.45% Senior Debentures due Oct. 15, 2033 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated Oct. 14, 2003 (File No. 0-4117-1))

4.21
Officer’s Certificate, dated as of May 3, 2004, creating IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated May 3, 2004 (File No. 0-4117-1))

4.21a
Officer’s Certificate, dated as of Aug. 2, 2004, reopening IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated Aug. 2, 2004 (File No. 0-4117-1))

4.22
Officer’s Certificate, dated as of July 18, 2005, creating IPL’s 5.50% Senior Debentures due July 15, 2025 (incorporated by reference to Exhibit 4 to IPL’s Form 8-K, dated July 18, 2005 (File No. 0-4117-1))

4.23
Officer’s Certificate, dated as of Oct. 1, 2008, creating IPL’s 7.25% Senior Debentures due Oct. 1, 2018 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated Oct. 1, 2008 (File No. 0-4117-1))

4.24
Officer’s Certificate, dated as of July 7, 2009, creating IPL’s 6.25% Senior Debentures due July 15, 2039 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated July 7, 2009 (File No. 0-4117-1))

10.1	Operating Agreement of ATC, dated as of Jan. 1, 2001 (incorporated by reference to Exhibit 10.16 to WPL’s Form 10-K for the year 2000 (File No. 0-337))

10.2
Master Supply Agreement between Corporate Services, as agent for IPL and WPL, and Vestas-American Wind Technology, Inc., dated as of June 1, 2008 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-9894)) (a)

(a) Portions of this exhibit have been redacted and are subject to confidential treatment as filed with the Secretary of the SEC pursuant to Rule 24b-2.  The redacted material has been filed separately with the SEC.

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

10.4b#	Form of Restricted Stock Agreement pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2004 (File No. 1-9894))

10.4c#	Form of 2009 Performance Share Agreement pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.4c to Alliant Energy’s Form 10-K for the year 2008 (File No. 1-9894))

10.4d#	Form of 2010 Performance Share Agreement pursuant to the Alliant Energy EIP
190
10.4e#
Form of 2009 Performance Contingent Restricted Stock Agreement pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.4d to Alliant Energy’s Form 10-K for the year 2008 (File No. 1-9894))

10.4f#	Form of 2010 Performance Contingent Restricted Stock Agreement pursuant to the Alliant Energy EIP

10.5#	Amendment to Change Lapse of Forfeiture Restrictions on Restricted Stock by and between Alliant Energy and Eliot G. Protsch

10.6#	Alliant Energy Deferred Compensation Plan, as amended and restated effective Jan. 1, 2008 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, dated Nov. 1, 2007 (File No. 1-9894))

10.7#	Alliant Energy Rabbi Trust Agreement for Deferred Compensation Plans (incorporated by reference to Exhibit 10.19 to Alliant Energy’s Form 10-K for the year 2005 (File No. 1-9894))

10.8#	Alliant Energy Excess Retirement Plan (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2008 (File No. 1-9894))

10.9#
Form of Supplemental Retirement Plan Agreement (SRP) by and between Alliant Energy and each of W.D. Harvey and B.J. Swan (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, dated Dec. 10, 2008 (File No. 1-9894))

10.10#
Form of SRP by and between Alliant Energy and each of T.L. Aller, T.L. Hanson, P.L. Kampling and J.O. Larsen (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 8-K, dated Dec. 10, 2008 (File No. 1-9894))

10.11#	Form of SRP by and between Alliant Energy and D.K. Doyle (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 8-K, dated Dec. 10, 2008 (File No. 1-9894))

10.12#
Form of Key Executive Employment and Severance Agreement (KEESA), by and between Alliant Energy and each of W.D. Harvey and B.J. Swan (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-9894))

10.13#
Form of KEESA, by and between Alliant Energy and each of T.L. Aller, D.K. Doyle, T.L. Hanson, P.L. Kampling and J.O. Larsen (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-9894))

10.14#
Executive Severance Benefit under the Alliant Energy Severance Plan Summary Plan Description, effective March 19, 2008 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, dated March 19, 2008 (File No. 1-9894))

10.15#	Summary of Compensation and Benefits for Non-Employee Directors of Alliant Energy, IPL and WPL, effective Jan. 1, 2010

10.16#	2010 Management Incentive Compensation Plan Summary (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, dated Feb. 10, 2010 (File No. 1-9894))

12.1	Ratio of Earnings to Fixed Charges for Alliant Energy

12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL

12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for WPL

21.1	Subsidiaries of Alliant Energy

21.2	Subsidiaries of WPL

23.1	Consent of Independent Registered Public Accounting Firm for Alliant Energy

23.2	Consent of Independent Registered Public Accounting Firm for IPL

23.3	Consent of Independent Registered Public Accounting Firm for WPL

23.4	Consent of Independent Registered Public Accounting Firm for American Transmission Company LLC

31.1	Certification of the Chairman, President and CEO for Alliant Energy
191
31.2	Certification of the Executive Vice President-CFO and Treasurer for Alliant Energy

31.3	Certification of the Chairman and CEO for IPL

31.4	Certification of the Executive Vice President-CFO and Treasurer for IPL

31.5	Certification of the Chairman and CEO for WPL

31.6	Certification of the Executive Vice President-CFO and Treasurer for WPL

32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy

32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL

32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

99.1	Financial Statements of American Transmission Company LLC

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

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

ALLIANT ENERGY CORPORATION
(Parent Company Only)
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Operating revenues	$1	$1	$--
Operating expenses	6	1	2
Operating loss	(5)	--	(2)
Interest expense and other:
Equity earnings from consolidated subsidiaries	(235)	(279)	(421)
Loss on early extinguishment of debt	203	--	--
Interest expense	12	1	1
Interest income	(1)	(12)	(8)
Total interest expense and other	(21)	(290)	(428)
Income before income taxes	16	290	426
Income tax expense (benefit)	(95)	2	1
Net income	$111	$288	$425

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
(Parent Company Only)
CONDENSED BALANCE SHEETS

	December 31,
	2009	2008
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$75	$242
Notes receivable from affiliated companies	106	70
Income tax refunds receivable	28	19
Other	2	--
	211	331
Investments:
Investments in consolidated subsidiaries	2,841	2,653
Other	17	17
	2,858	2,670
Other assets	4	6
Total assets	$3,073	$3,007

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,500	$1,496
Retained earnings	1,279	1,334
Accumulated other comprehensive loss	(1)	(1)
Shares in deferred compensation trust	(8)	(7)
Total common equity	2,770	2,822
Long-term debt, net (excluding current portion)	249	39
	3,019	2,861
Current liabilities	5	6
Other long-term liabilities and deferred credits:
Deferred income taxes	46	138
Other	3	2
	49	140
Total capitalization and liabilities	$3,073	$3,007

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
(Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Net cash flows from operating activities	$70	$100	$404

Cash flows from (used for) investing activities:
Capital contributions to consolidated subsidiaries	(250)	(300)	(100)
Capital repayments from consolidated subsidiaries	206	75	--
Dividends from consolidated subsidiaries in excess of equity earnings	5	--	416
Net cash flows from (used for) investing activities	(39)	(225)	316

Cash flows used for financing activities:
Common stock dividends	(166)	(154)	(143)
Proceeds from issuance of long-term debt	250	--	--
Payments to retire long-term debt	(241)	--	--
Net change in notes receivable from affiliates	(36)	(70)	109
Repurchase of common stock	(1)	(2)	(297)
Proceeds from issuance of common stock	1	1	34
Other	(5)	3	(1)
Net cash flows used for financing activities	(198)	(222)	(298)
Net increase (decrease) in cash and cash equivalents	(167)	(347)	422
Cash and cash equivalents at beginning of period	242	589	167
Cash and cash equivalents at end of period	$75	$242	$589

Supplemental Cash Flows Information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$11	$12	$1
Income taxes, net of refunds	8	25	(8)
Noncash investing and financing activities:
Subsidiary debt assumed by Alliant Energy	--	39	--

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
(Parent Company Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Pursuant to rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only) do not reflect all of the information and notes normally included with financials statements prepared in accordance with accounting principles generally accepted in the United States of America.  Therefore, these Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Alliant Energy’s 2009 Form 10-K, Part II, Item 8, which is incorporated herein by reference.

In the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only), investments in subsidiaries are accounted for using the equity method.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Additions
	Balance,	Charged to	Charged to Other		Balance,
Description	Jan. 1	Expense	Accounts (a)	Deductions (b)	Dec. 31
(in millions)

Valuation and Qualifying Accounts Which are Deducted in the Balance Sheet From the Assets to Which They Apply:
Accumulated Provision for Uncollectible Accounts:
Alliant Energy Corporation
Year ended Dec. 31, 2009	$7.2	$8.9	$2.4	$12.4	$6.1
Year ended Dec. 31, 2008	4.4	10.0	1.2	8.4	7.2
Year ended Dec. 31, 2007	4.0	7.6	1.6	8.8	4.4
Interstate Power and Light Company
Year ended Dec. 31, 2009	$4.2	$8.2	$--	$9.9	$2.5
Year ended Dec. 31, 2008	1.9	9.7	--	7.4	4.2
Year ended Dec. 31, 2007	2.0	6.6	--	6.7	1.9
Wisconsin Power and Light Company
Year ended Dec. 31, 2009	$1.8	$0.1	$2.4	$2.3	$2.0
Year ended Dec. 31, 2008	1.4	0.1	1.2	0.9	1.8
Year ended Dec. 31, 2007	1.6	0.2	1.6	2.0	1.4
Note:  The above provisions relate to various customer, notes and other receivable balances included in various line items on the respective Consolidated Balance Sheets.

Other Reserves:
Accumulated Provision for Other Reserves (c):
Alliant Energy Corporation
Year ended Dec. 31, 2009	$17.9	$12.6	$--	$7.6	$22.9
Year ended Dec. 31, 2008	16.4	9.1	--	7.6	17.9
Year ended Dec. 31, 2007	14.5	6.4	--	4.5	16.4
Interstate Power and Light Company
Year ended Dec. 31, 2009	$7.1	$3.6	$--	$1.7	$9.0
Year ended Dec. 31, 2008	7.1	3.5	--	3.5	7.1
Year ended Dec. 31, 2007	8.0	2.4	--	3.3	7.1
Wisconsin Power and Light Company
Year ended Dec. 31, 2009	$7.1	$6.5	$--	$2.9	$10.7
Year ended Dec. 31, 2008	6.9	2.8	--	2.6	7.1
Year ended Dec. 31, 2007	5.0	2.2	--	0.3	6.9

(a)	Accumulated provision for uncollectible accounts: In accordance with its regulatory treatment, certain amounts provided by Wisconsin Power and Light Company are recorded in regulatory assets.
(b)
Deductions are of the nature for which the reserves were created.  In the case of the accumulated provision for uncollectible accounts, deductions from this reserve are reduced by recoveries of amounts previously written off.

(c)	Other reserves are largely related to injury and damage claims arising in the ordinary course of business.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February 2010.

ALLIANT ENERGY CORPORATION
By: /s/	William D. Harvey
William D. Harvey
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of February 2010.

/s/	William D. Harvey	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)
William D. Harvey

/s/	Patricia L. Kampling	Executive Vice President-Chief Financial Officer and Treasurer (Principal Financial Officer)
Patricia L. Kampling

/s/	Thomas L. Hanson	Vice President-Controller and Chief Accounting Officer (Principal Accounting Officer)
Thomas L. Hanson

/s/	Michael L. Bennett	Director	/s/	Ann K. Newhall	Director	/s/	Judith D. Pyle	Director
	Michael L. Bennett			Ann K. Newhall			Judith D. Pyle

/s/	Darryl B. Hazel	Director	/s/	Dean C. Oestreich	Director	/s/	Carol P. Sanders	Director
	Darryl B. Hazel			Dean C. Oestreich			Carol P. Sanders

/s/	Singleton B. McAllister	Director	/s/	David A. Perdue	Director
	Singleton B. McAllister			David A. Perdue

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February 2010.

INTERSTATE POWER AND LIGHT COMPANY
By: /s/	William D. Harvey
William D. Harvey
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of February 2010.

/s/	William D. Harvey	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
William D. Harvey

/s/	Patricia L. Kampling	Executive Vice President-Chief Financial Officer and Treasurer (Principal Financial Officer)
Patricia L. Kampling

/s/	Thomas L. Hanson	Vice President-Controller and Chief Accounting Officer (Principal Accounting Officer)
Thomas L. Hanson

/s/	Michael L. Bennett	Director	/s/	Ann K. Newhall	Director	/s/	Judith D. Pyle	Director
	Michael L. Bennett			Ann K. Newhall			Judith D. Pyle

/s/	Darryl B. Hazel	Director	/s/	Dean C. Oestreich	Director	/s/	Carol P. Sanders	Director
	Darryl B. Hazel			Dean C. Oestreich			Carol P. Sanders

/s/	Singleton B. McAllister	Director	/s/	David A. Perdue	Director
	Singleton B. McAllister			David A. Perdue

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February 2010.

WISCONSIN POWER AND LIGHT COMPANY
By: /s/	William D. Harvey
William D. Harvey
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of February 2010.

/s/	William D. Harvey	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
William D. Harvey

/s/	Patricia L. Kampling	Executive Vice President-Chief Financial Officer and Treasurer (Principal Financial Officer)
Patricia L. Kampling

/s/	Thomas L. Hanson	Vice President-Controller and Chief Accounting Officer (Principal Accounting Officer)
Thomas L. Hanson

/s/	Michael L. Bennett	Director	/s/	Ann K. Newhall	Director	/s/	Judith D. Pyle	Director
	Michael L. Bennett			Ann K. Newhall			Judith D. Pyle

/s/	Darryl B. Hazel	Director	/s/	Dean C. Oestreich	Director	/s/	Carol P. Sanders	Director
	Darryl B. Hazel			Dean C. Oestreich			Carol P. Sanders

/s/	Singleton B. McAllister	Director	/s/	David A. Perdue	Director
	Singleton B. McAllister			David A. Perdue

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

Exhibit Index to Annual Report on Form 10-K
For the fiscal year ended Dec. 31, 2009

Exhibit
Number	Description

10.4d	Form of 2010 Performance Share Agreement pursuant to the Alliant Energy EIP
10.4f	Form of 2010 Performance Contingent Restricted Stock Agreement pursuant to the Alliant Energy EIP
10.5	Amendment to Change Lapse of Forfeiture Restrictions on Restricted Stock by and between Alliant Energy and Eliot G. Protsch
10.15	Summary of Compensation and Benefits for Non-Employee Directors of Alliant Energy, IPL and WPL, effective Jan. 1, 2010
12.1	Ratio of Earnings to Fixed Charges for Alliant Energy
12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL
12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for WPL
21.1	Subsidiaries of Alliant Energy
21.2	Subsidiaries of WPL
23.1	Consent of Independent Registered Public Accounting Firm for Alliant Energy
23.2	Consent of Independent Registered Public Accounting Firm for IPL
23.3	Consent of Independent Registered Public Accounting Firm for WPL
23.4	Consent of Independent Registered Public Accounting Firm for American Transmission Company LLC
31.1	Certification of the Chairman, President and CEO for Alliant Energy
31.2	Certification of the Executive Vice President-CFO and Treasurer for Alliant Energy
31.3	Certification of the Chairman and CEO for IPL
31.4	Certification of the Executive Vice President-CFO and Treasurer for IPL
31.5	Certification of the Chairman and CEO for WPL
31.6	Certification of the Executive Vice President-CFO and Treasurer for WPL
32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL
99.1	Financial Statements of American Transmission Company LLC