Form 10-Q
period 2010-03-31
INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2010-05-05
CIK 52485, 107832, 352541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Smaller
	Large			Reporting
	Accelerated	Accelerated	Non-accelerated	Company
	Filer	Filer	Filer	Filer
Alliant Energy Corporation	[X]
Interstate Power and Light Company			[X]
Wisconsin Power and Light Company			[X]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares outstanding of each class of common stock as of April 30, 2010:

Alliant Energy Corporation	Common stock, $0.01 par value, 110,771,201 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy Corporation (Alliant Energy), Interstate Power and Light Company (IPL) and Wisconsin Power and Light Company (WPL) include:

•	federal and state regulatory or governmental actions, including the impact of energy, tax and health care legislation, and of regulatory agency orders;
•

IPL’s and WPL’s ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs, fuel costs, deferred expenditures and capital expenditures, including any construction costs incurred over the predetermined level included in the advanced rate making principles for IPL’s Whispering Willow - East wind project, costs related to generating units that may be permanently closed, the earning of reasonable rates of return, and the payment of expected levels of dividends;

•	the state of the economy in IPL’s and WPL’s service territories and resulting implications on sales, margins and ability to collect unpaid bills;
•	weather effects on results of operations;
•

developments that adversely impact their ability to implement their strategic plans including unanticipated issues in connection with construction and operation of IPL’s and WPL’s new wind generating facilities, WPL’s potential purchases of the Riverside Energy Center (Riverside) and Wisconsin Electric Power Company’s (WEPCO’s) 25% interest in the Edgewater Generating Station Unit 5 (Edgewater Unit 5), and unfavorable regulatory outcomes;

•	successful resolution of the pending challenge to the approval by the Public Service Commission of Wisconsin (PSCW) of WPL’s Bent Tree - Phase I wind project;
•

issues related to the availability of generating facilities and the supply and delivery of fuel and purchased electricity and price thereof, including the ability to recover and to retain the recovery of purchased power, fuel and fuel-related costs through rates in a timely manner;

•	the impact that fuel and fuel-related prices and other economic conditions may have on IPL’s and WPL’s customers’ demand for utility services;
•	impacts that storms or natural disasters in IPL’s and WPL’s service territories may have on their operations and recovery of and rate relief for costs associated with restoration activities;
•

issues associated with environmental remediation efforts and with environmental compliance generally, including changing environmental laws and regulations, the ability to defend against environmental claims brought by state and federal agencies, such as the United States of America (U.S.) Environmental Protection Agency (EPA), or third parties, such as the Sierra Club, and the ability to recover through rates all environmental compliance costs, including costs for projects put on hold due to uncertainty of future environmental laws and regulations;

•	their ability to continue cost controls and operational efficiencies;
•	potential impacts of any future laws or regulations regarding global climate change or carbon emissions reductions, including those that contain a proposed greenhouse gas (GHG) cap-and-trade program;
•	continued access to the capital markets on competitive terms and rates;
•	inflation and interest rates;
•	financial impacts of risk hedging strategies, including the impact of weather hedges or the absence of weather hedges on earnings;
•

sales and project execution for RMT, Inc. (RMT), the level of growth in the wind and solar development market and the impact of the American Recovery and Reinvestment Act of 2009 (ARRA), and pending legislation;

•

issues related to electric transmission, including operating in Regional Transmission Organization (RTO) energy and ancillary services markets, the impacts of potential future billing adjustments from RTOs and recovery of costs incurred;

•	unplanned outages, transmission constraints or operational issues impacting fossil or renewable generating facilities and risks related to recovery of resulting incremental costs through rates;
•	Alliant Energy’s ability to successfully defend against, and any liabilities arising out of, the purported shareowner derivative complaint stemming from the Exchangeable Senior Notes due 2030;
•

Alliant Energy’s ability to successfully defend against, and any liabilities arising out of, the alleged violation of the Employee Retirement Income Security Act of 1974 by Alliant Energy’s Cash Balance Pension Plan;

•	current or future litigation, regulatory investigations, proceedings or inquiries;
•	Alliant Energy’s ability to sustain its dividend payout ratio goal;

•	employee workforce factors, including changes in key executives, collective bargaining agreements and negotiations, work stoppages or additional restructurings;
•	access to technological developments;
•	any material post-closing adjustments related to any of their past asset divestitures;
•	increased retirement and benefit plan costs;
•	the impact of necessary accruals for the terms of incentive compensation plans;
•	the effect of accounting pronouncements issued periodically by standard-setting bodies;
•	any difficulties arising out of implementation of the enterprise resource planning (ERP) software at RMT;
•	the ability to utilize tax capital losses, tax credits and net operating losses generated to date, and those that may be generated in the future, before they expire;
•	their ability to successfully complete ongoing tax audits and appeals with no material impact on earnings and cash flows;
•	the direct or indirect effects resulting from terrorist incidents or responses to such incidents; and
•	factors listed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A Risk Factors.

Alliant Energy, IPL and WPL assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
	(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$604.9	$608.1
Gas	224.9	264.6
Other	17.6	31.0
Non-regulated	43.9	46.2

	891.3	949.9

Operating expenses:
Utility:
Electric production fuel and energy purchases	210.4	254.6
Purchased electric capacity	63.3	67.8
Electric transmission service	62.3	58.7
Cost of gas sold	156.4	199.1
Other operation and maintenance	150.5	160.5
Non-regulated operation and maintenance	38.6	44.5
Depreciation and amortization	74.9	65.1
Taxes other than income taxes	25.7	25.9

	782.1	876.2

Operating income	109.2	73.7

Interest expense and other:
Interest expense	40.7	35.7
Equity income from unconsolidated investments, net	(9.8)	(9.2)
Allowance for funds used during construction	(3.9)	(9.5)
Interest income and other	(0.8)	(1.7)

	26.2	15.3

Income before income taxes	83.0	58.4

Income tax expense (benefit)	34.9	(18.9)

Net income	48.1	77.3

Preferred dividend requirements of subsidiaries	4.7	4.7

Net income attributable to Alliant Energy Corporation common shareowners	$43.4	$72.6

Weighted average number of common shares outstanding (basic) (000s)	110,368	110,218

Earnings per weighted average common share (basic)	$0.39	$0.66

Weighted average number of common shares outstanding (diluted) (000s)	110,451	110,305

Earnings per weighted average common share (diluted)	$0.39	$0.66

Dividends declared per common share	$0.395	$0.375

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2010	2009
	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$7,050.8	$7,037.7
Gas plant in service	802.7	798.1
Other plant in service	528.6	522.0
Accumulated depreciation	(2,949.1)	(2,909.5)

Net plant	5,433.0	5,448.3
Construction work in progress:
Bent Tree - Phase I wind project (Wisconsin Power and Light Company)	262.1	165.5
Lansing Generating Station Unit 4 emission controls (Interstate Power and Light Company)	160.1	137.0
Other	123.6	101.5
Other, less accumulated depreciation	67.4	67.3

Total utility	6,046.2	5,919.6

Non-regulated and other:
Non-regulated Generation, less accumulated depreciation	131.6	133.1
Alliant Energy Corporate Services, Inc. and other, less accumulated depreciation	150.6	150.3

Total non-regulated and other	282.2	283.4

	6,328.4	6,203.0

Current assets:
Cash and cash equivalents	140.2	175.3
Accounts receivable:
Customer, less allowance for doubtful accounts	253.4	247.3
Unbilled utility revenues	129.6	169.0
Other, less allowance for doubtful accounts	94.8	86.0
Income tax refunds receivable	163.4	170.0
Production fuel, at weighted average cost	114.6	140.2
Materials and supplies, at weighted average cost	57.1	53.8
Gas stored underground, at weighted average cost	19.3	44.8
Regulatory assets	175.7	154.4
Derivative assets	28.2	23.8
Other	88.2	112.7

	1,264.5	1,377.3

Investments:
Investment in American Transmission Company LLC	222.4	218.6
Other	63.3	62.9

	285.7	281.5

Other assets:
Regulatory assets	1,041.6	999.3
Deferred charges and other	155.2	174.9

	1,196.8	1,174.2

Total assets	$9,075.4	$9,036.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31,	December 31,
CAPITALIZATION AND LIABILITIES	2010	2009

	(in millions, except per share and share amounts)

Capitalization:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 240,000,000 shares authorized; 110,767,976 and 110,656,498 shares outstanding	$1.1	$1.1
Additional paid-in capital	1,501.3	1,499.1
Retained earnings	1,281.5	1,281.7
Accumulated other comprehensive loss	(1.4)	(1.4)
Shares in deferred compensation trust - 274,531 and 262,161 shares at a weighted average cost of $30.35 and $30.25 per share	(8.3)	(7.9)

Total Alliant Energy Corporation common equity	2,774.2	2,772.6
Cumulative preferred stock of Interstate Power and Light Company	183.8	183.8
Noncontrolling interest	2.1	2.1

Total equity	2,960.1	2,958.5
Cumulative preferred stock of Wisconsin Power and Light Company	60.0	60.0
Long-term debt, net (excluding current portion)	2,204.7	2,404.5

	5,224.8	5,423.0

Current liabilities:
Current maturities of long-term debt	201.5	101.5
Commercial paper	350.3	190.0
Accounts payable	259.8	332.2
Regulatory liabilities	81.2	102.7
Accrued taxes	68.9	78.3
Derivative liabilities	116.9	100.5
Other	176.9	168.9

	1,255.5	1,074.1

Other long-term liabilities and deferred credits:
Deferred income taxes	1,202.3	1,186.4
Regulatory liabilities	733.7	734.1
Pension and other benefit obligations	358.3	323.9
Other	300.8	294.5

	2,595.1	2,538.9

Total capitalization and liabilities	$9,075.4	$9,036.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009

	(in millions)
Cash flows from operating activities:
Net income	$48.1	$77.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	74.9	65.1
Other amortizations	12.8	10.7
Deferred tax expense and investment tax credits	28.4	26.1
Equity income from unconsolidated investments, net	(9.8)	(9.2)
Distributions from equity method investments	8.5	7.3
Equity component of allowance for funds used during construction	(2.2)	(7.3)
Other	0.8	0.9
Other changes in assets and liabilities:
Accounts receivable	23.1	(2.0)
Sale of accounts receivable	-	125.0
Income tax refunds receivable	6.6	(49.9)
Production fuel	25.6	5.9
Gas stored underground	25.5	57.1
Regulatory assets	(77.5)	(57.5)
Prepaid gas costs	-	18.2
Accounts payable	(36.9)	(38.2)
Derivative liabilities	26.7	35.1
Deferred income taxes	(13.0)	21.7
Pension and other benefit obligations	34.4	2.5
Other	13.2	(21.2)

Net cash flows from operating activities	189.2	267.6

Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(222.6)	(295.6)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(6.7)	(17.4)
Purchases of emission allowances	(9.1)	-
Advances for customer energy efficiency projects	(0.5)	(8.6)
Collections of advances for customer energy efficiency projects	8.3	12.2
Other	(1.6)	(2.0)

Net cash flows used for investing activities	(232.2)	(311.4)

Cash flows from (used for) financing activities:
Common stock dividends	(43.6)	(41.4)
Preferred dividends paid by subsidiaries	(4.7)	(4.7)
Payments to retire long-term debt	(100.0)	-
Net change in short-term borrowings	160.3	14.7
Changes in cash overdrafts	(5.1)	12.5
Other	1.0	(0.5)

Net cash flows from (used for) financing activities	7.9	(19.4)

Net decrease in cash and cash equivalents	(35.1)	(63.2)
Cash and cash equivalents at beginning of period	175.3	346.9

Cash and cash equivalents at end of period	$140.2	$283.7

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$47.4	$41.8

Income taxes, net of refunds	($0.8)	$3.2

Significant noncash investing and financing activities:
Accrued capital expenditures	$47.7	$83.2

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three months ended March 31, 2010 and 2009, the condensed consolidated financial position at March 31, 2010 and Dec. 31, 2009, and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 have been made. Results for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2010. A change in management’s estimates or assumptions could have a material impact on Alliant Energy’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(b) Regulatory Assets and Liabilities -

Regulatory Assets - Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2010	Dec. 31, 2009	March 31, 2010	Dec. 31, 2009	March 31, 2010	Dec. 31, 2009
Pension and other postretirement benefits	$494.4	$466.4	$260.6	$244.1	$233.8	$222.3
Tax-related	327.3	322.7	312.3	310.9	15.0	11.8
Derivatives	145.4	116.3	63.3	51.2	82.1	65.1
Asset retirement obligations	48.2	47.1	33.1	32.4	15.1	14.7
Environmental-related	41.9	40.6	35.3	34.1	6.6	6.5
Proposed base-load projects	34.1	37.0	23.0	24.3	11.1	12.7
Proposed clean air compliance projects	20.8	19.3	9.0	9.0	11.8	10.3
Debt redemption costs	18.5	18.8	10.9	11.1	7.6	7.7
Wholesale customer recovery	14.8	7.7	2.6	1.2	12.2	6.5
WPL’s benefits costs	11.2	12.0	--	--	11.2	12.0
IPL’s flood-related costs	7.7	8.0	7.7	8.0	--	--
IPL’s electric transmission service costs	7.5	--	7.5	--	--	--
WPL’s Midwest Independent Transmission
System Operator (MISO)-related costs	3.8	5.0	--	--	3.8	5.0
Other	41.7	52.8	10.9	17.5	30.8	35.3

	$1,217.3	$1,153.7	$776.2	$743.8	$441.1	$409.9

Pension and other postretirement benefits - Refer to Note 6(a) for information regarding increases in postretirement benefit obligations in the first quarter of 2010 as a result of health care legislation enacted in March 2010. In accordance with regulatory authorizations, these increases in postretirement benefit obligations resulted in comparable increases to regulatory assets for Alliant Energy, IPL and WPL.

Derivatives - Refer to Note 11(a) for information regarding changes in the fair value of derivative liabilities in 2010, which increased regulatory assets on Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets during the three months ended March 31, 2010.

Wholesale customer recovery - IPL and WPL accrue revenues from their wholesale customers to the extent that the actual net revenue requirements calculated in accordance with Federal Energy Regulatory Commission (FERC)-approved formula rates for the reporting period are higher than the amounts billed to wholesale customers during such period. In accordance with authoritative guidance, regulatory assets are recorded as the offset for these accrued revenues under formulaic rate making programs. IPL’s estimated recovery amount is recorded in the current period of service and is reflected in customer bills within two years under the provisions of approved formula rates. WPL’s estimated recovery amount is recorded in the current period of service and subject to final adjustments after a customer audit period in the subsequent year. Final settled recovery amounts are reflected in WPL’s customer bills within two years under the provisions of approved formula rates.

In August 2009, WPL filed a request with FERC seeking approval of changes to WPL’s wholesale formula rates in order to implement for billing purposes the full impact of accounting for defined benefit postretirement plans. In October 2009, WPL’s wholesale customers requested that FERC suspend the August 2009 filing and set up an evidentiary hearing to be held pending the outcome of settlement discussions with WPL. WPL and the wholesale customers have reached a settlement regarding the formula rate change and expect to file a request with FERC in the second quarter of 2010 seeking approval of the settlement. WPL recorded an additional $4 million of regulatory assets in the first quarter of 2010 to reflect the settlement.

IPL’s electric transmission service costs - In the first quarter of 2010, IPL incurred $10 million of electric transmission service costs billed by ITC Midwest LLC (ITC) under the Attachment “O” rate for ITC’s under-recovered 2008 costs. In January 2010, the Iowa Utilities Board (IUB) issued an order authorizing IPL to defer these costs and amortize the deferred costs over a five-year period. The IUB also authorized IPL to use $46 million of regulatory liabilities from its 2007 electric transmission assets sale to offset these costs as they are amortized to expense during the five-year amortization period. As of March 31, 2010, $10 million of Attachment “O” costs were deferred by IPL and recognized as a regulatory asset. In the first quarter of 2010, $2 million of this regulatory asset was amortized with an equal and offsetting amount of amortization for IPL’s regulatory liability related to its electric transmission assets sale.

Regulatory Liabilities - Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2010	Dec. 31, 2009	March 31, 2010	Dec. 31, 2009	March 31, 2010	Dec. 31, 2009
Cost of removal obligations	$402.7	$402.9	$259.3	$259.9	$143.4	$143.0
Tax-related	180.2	178.5	168.3	166.3	11.9	12.2
IPL electric transmission assets sale	78.2	83.6	78.2	83.6	--	--
Emission allowances	46.9	53.4	43.3	47.2	3.6	6.2
IPL Duane Arnold Energy Center (DAEC) sale	45.9	47.0	45.9	47.0	--	--
Derivatives	32.5	25.4	21.6	13.2	10.9	12.2
Commodity cost recovery	15.1	26.2	11.1	22.0	4.0	4.2
Other	13.4	19.8	5.3	5.5	8.1	14.3

	$814.9	$836.8	$633.0	$644.7	$181.9	$192.1

Derivatives - Refer to Note 11(a) for information regarding changes in the fair value of derivative assets in 2010, which increased regulatory liabilities on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets during the three months ended March 31, 2010.

Commodity cost recovery - Refer to Note 2 for discussion of certain rate refund reserves recorded as regulatory liabilities on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets related to the commodity cost recovery mechanism used to determine WPL’s retail electric rates.

(c) Utility Property, Plant and Equipment -

Electric Plant in Service -

IPL’s Sixth Street Generating Station - IPL’s Sixth Street Generating Station was shut down in June 2008 as a result of significant damage caused by severe flooding in downtown Cedar Rapids. The Sixth Street Generating Station was a facility that generated electricity and was also the primary source of steam generating capability in downtown Cedar Rapids. IPL is currently evaluating the future viability of generating electricity at its Sixth Street Generating Station. As of March 31, 2010, Alliant Energy and IPL had $48 million recorded in “Electric plant in service” and $23 million recorded in “Utility accumulated depreciation” on their Condensed Consolidated Balance Sheets related to the electric portion of IPL’s Sixth Street Generating Station.

Construction Work in Progress -

WPL’s Bent Tree Wind Project - In March 2009, WPL acquired approximately 400 megawatts (MW) of wind site capacity in Freeborn County, Minnesota, referred to as the Bent Tree wind project. The initial 200 MW of the wind project began construction in April 2010 and is expected to be completed within 12 months. Future development of the balance of the wind project will depend on numerous factors such as renewable portfolio standards, availability of wind turbines and transmission capabilities.

In 2009, WPL received approval from the Minnesota Public Utilities Commission (MPUC) and PSCW to construct the initial 200 MW of the wind project. As of March 31, 2010, WPL incurred capitalized expenditures of $257 million and recognized $5 million of allowance for funds used during construction (AFUDC) related to the 200 MW wind project. The capitalized expenditures and AFUDC are recorded in “Construction work in progress - Bent Tree - Phase I wind project” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets. The $257 million of capitalized expenditures primarily includes payments to Vestas-American Wind Technology, Inc. (Vestas) for 200 MW of wind turbine generator sets and related equipment (including $92 million of payments to Vestas in the first quarter of 2010) and site acquisition costs.

Lansing Generating Station Unit 4 (Lansing Unit 4) Emission Controls - IPL is currently installing a selective catalytic reduction (SCR) system and baghouse at Lansing Unit 4 to reduce nitrogen oxide (NOx) and mercury emissions, respectively, at the generating facility and expects to complete these projects in the second quarter of 2010. As of March 31, 2010, Alliant Energy and IPL incurred capitalized expenditures of $80 million and recognized $5 million of AFUDC for the SCR system and incurred capitalized expenditures of $73 million and recognized $2 million of AFUDC for the baghouse at Lansing Unit 4. These capitalized expenditures and AFUDC related to the SCR system and baghouse are recorded in “Construction work in progress - Lansing Generating Station Unit 4 emission controls” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets.

AFUDC - The amount of AFUDC generated by equity and debt components for the three months ended March 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2010	2009	2010	2009	2010	2009
Equity	$2.2	$7.3	$0.5	$6.7	$1.7	$0.6
Debt	1.7	2.2	0.8	1.9	0.9	0.3

	$3.9	$9.5	$1.3	$8.6	$2.6	$0.9

IPL recognized $5 million of AFUDC in the first quarter of 2009 for its Whispering Willow - East wind project, which was placed in service in the fourth quarter of 2009. WPL recognized $2 million of AFUDC in the first quarter of 2010 for its Bent Tree - Phase I wind project.

(d) New Accounting Pronouncements -

Variable Interest Entities (VIEs)

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance changing the approach to determine a VIE’s primary beneficiary and requiring ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. This guidance also requires additional disclosures about a company’s involvement with VIEs and any significant changes in risk exposure due to that involvement. Alliant Energy, IPL and WPL adopted this guidance on Jan. 1, 2010 with no material impact on their financial condition and results of operations. Refer to Note 16 for disclosures about VIEs.

Transfers of Financial Assets

In June 2009, the FASB issued authoritative guidance requiring additional disclosures about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance also eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. Alliant Energy, IPL and WPL adopted this guidance on Jan. 1, 2010. Alliant Energy, IPL and WPL did not transfer any financial assets during the three months ended March 31, 2010, therefore the adoption of this guidance did not have a material impact on their financial condition and results of operations. Refer to Note 4(a) for disclosures about transfers of financial assets by IPL during the three months ended March 31, 2009 and discussion of modifications to IPL’s sales of accounts receivable program effective April 2010 that will result in future transactions under IPL’s sales of accounts receivable program accounted for as transfers of financial assets.

(2) UTILITY RATE CASES

IPL’s Iowa Retail Electric Rate Case (2009 Test Year) - In March 2010, IPL filed a request with the IUB to increase annual rates for its Iowa retail electric customers by $163 million, or approximately 14%. The filing was based on a 2009 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after commencement of the proceeding. The key drivers for the filing include recovery of investments in the Whispering Willow - East wind project and emission control projects at Lansing Unit 4, and recovery of increased electric transmission service costs. In conjunction with the filing, IPL implemented an interim retail electric rate increase of $119 million, on an annual basis, effective in March 2010 without regulatory review and subject to refund pending determination of final rates from the request. As of March 31, 2010, Alliant Energy and IPL did not believe any refunds related to the interim rate increase were probable and therefore no rate refund reserves were recorded.

IPL’s Iowa Retail Electric Rate Case (2008 Test Year) - In March 2009, IPL filed a request with the IUB to increase annual rates for its Iowa retail electric customers. The filing was based on a 2008 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after commencement of the proceeding. In conjunction with the filing, IPL implemented an interim retail electric rate increase of $84 million, on an annual basis, effective in March 2009. In January 2010, IPL received an order from the IUB authorizing final rates equivalent to the interim rate increase.

WPL’s Retail Rate Case (2011 Test Year) - In April 2010, WPL filed a request with the PSCW to reopen the rate order for its 2010 test year to increase annual retail electric rates by $35 million, or approximately 4%. The request was based on a forward-looking test period that includes 2011. The key drivers for the filing include recovery of investments in the Bent Tree - Phase I wind project and expiring deferred credits, partially offset by lower variable fuel expenses. Any rate changes granted are expected to be effective on Jan. 1, 2011, which is the start of the test-year period.

WPL’s Retail Rate Case (2010 Test Year) - In December 2009, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $59 million, or approximately 6%, and an annual retail natural gas increase of $6 million, or approximately 2%, effective January 2010.

WPL’s Retail Fuel-related Rate Case (2010 Test Year) - In April 2010, WPL filed a request with the PSCW to increase annual retail electric rates by $9 million to recover anticipated increased electric production fuel and energy purchases (fuel-related costs) in 2010. Actual fuel-related costs through March 2010, combined with projections of continued higher fuel-related costs for the remainder of 2010, significantly exceeded the amounts being recovered in retail electric rates at the time of the filing. WPL expects a decision from the PSCW regarding interim rates in the second quarter of 2010.

WPL’s Retail Fuel-related Rate Case (2009 Test Year) - Retail fuel-related costs incurred by WPL during the period from Sep. 1, 2009 through Dec. 31, 2009 were lower than retail fuel-related costs used to determine rates during such period resulting in refunds owed to its retail electric customers. In April 2010, WPL received approval from the PSCW to refund $4 million to its retail electric customers for retail fuel over collections for the period from Sep. 1, 2009 through Dec. 31, 2009. As of March 31, 2010, WPL reserved $4 million, including interest, for refunds anticipated to be paid to its retail electric customers in the second quarter of 2010.

Refer to Note 1(b) for discussion of various other rate matters.

(3) COMPREHENSIVE INCOME

Alliant Energy’s comprehensive income and the components of other comprehensive loss, net of taxes, for the three months ended March 31 were as follows (in millions):

	2010	2009
Net income	$48.1	$77.3
Other comprehensive loss, net of tax:
Unrealized holding gains on securities, net of tax	--	--
Less: reclassification adjustment for gains included in net income, net of tax	--	0.1

Net unrealized losses on securities, net of tax	--	(0.1)

Total other comprehensive loss	--	(0.1)

Comprehensive income	48.1	77.2
Preferred dividend requirements of subsidiaries	(4.7)	(4.7)

Comprehensive income attributable to Alliant Energy common shareowners	$43.4	$72.5

For the three months ended March 31, 2010 and 2009, IPL and WPL had no other comprehensive income; therefore their comprehensive income was equal to their earnings available for common stock for such periods.

(4) RECEIVABLES

(a) Sales of Accounts Receivable - As of March 31, 2010 and Dec. 31, 2009, IPL sold no aggregate amounts of accounts receivable. IPL’s average amount of aggregate accounts receivable sold and costs incurred related to the sales of accounts receivable program for the three months ended March 31 was as follows (in millions):

	2010	2009
Average amount of aggregate accounts receivable sold (based on daily outstanding balances)	$--	$115.8
Costs incurred	0.2	0.6

Effective April 1, 2010, IPL entered into an amended and restated Receivables Purchase and Sale Agreement (Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third-party financial institution through wholly-owned and consolidated special purpose entities. In exchange, IPL will receive from the third-party financial institution an up-front cash payment (based on seasonal limits up to $160 million), and a deferred payment accounted for as an investment. The deferred payment is payable by the third-party financial institution solely from the collections of the receivables, but only after paying any required expenses to the third-party financial institution and the collection agent. The purchase commitment from the third-party financial institution expires in March 2011.

IPL expects to account for sales of receivables under the Agreement as transfers of financial assets. In April 2010, IPL evaluated the third-party financial institution that purchases IPL’s receivable assets under the Agreement and believes that the third-party financial institution is a variable interest entity. However, IPL is currently not the primary beneficiary of the third-party financial institution and therefore does not anticipate consolidating the financial statements of the third-party financial institution.

Refer to Note 1(d) for discussion of a new accounting pronouncement impacting accounting for transfers of financial assets.

(b) Cash Collateral - As of March 31, 2010 and Dec. 31, 2009, IPL, WPL and Corporate Services had entered into numerous agreements for commodities and electric transmission service to serve IPL’s and WPL’s utility customers. Exposure under certain of these agreements exceeded contractual limits, requiring WPL and Corporate Services to provide cash collateral to certain counterparties. The cash collateral was recorded in “Accounts receivable - other” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets as follows (in millions):

	March 31, 2010	Dec. 31, 2009
WPL	$9	$2
Corporate Services	9	--

Alliant Energy	$18	$2

(5) INCOME TAXES

Income Tax Rates - The provision for income taxes is based on an estimated annual effective tax rate that excludes the impact of significant unusual or infrequently occurring items or extraordinary items. The effective tax rates for Alliant Energy, IPL and WPL differ from the federal statutory rate of 35% generally due to impacts of recently enacted tax legislation, state income taxes, tax credits, effects of utility rate making and certain non-deductible expenses. The income tax rates shown in the following table for the three months ended March 31 were computed by dividing income tax expense (benefit) by income before income taxes.

	2010	2009
Alliant Energy	42.0%	(32.4%)
IPL	50.5%	(174.3%)
WPL	40.3%	30.4%

Patient Protection and Affordable Care Act (H.R. 3590) and Health Care and Education Reconciliation Act of 2010 (H.R. 4872) (Federal Health Care Legislation) - In March 2010, Federal Health Care Legislation was enacted. One of the most significant provisions of the Federal Health Care Legislation for Alliant Energy, IPL and WPL requires a reduction in their tax deductions for retiree health care costs beginning in 2013, to the extent their drug expenses are reimbursed under the

Medicare Part D retiree drug subsidy program. The reduction in the future deductibility of retiree health care costs accrued as of Dec. 31, 2009 required Alliant Energy, IPL and WPL to record deferred income tax expense of $7.1 million, $3.7 million and $3.1 million, respectively, in the first quarter of 2010. These income tax expenses recognized in the first quarter of 2010 increased Alliant Energy’s, IPL’s and WPL’s income tax rates for such period by 8.6%, 18.9% and 5.0%, respectively.

State Filing Changes - In February 2009, Wisconsin Senate Bill 62 (SB 62) was enacted. The most significant provision of SB 62 for Alliant Energy, IPL and WPL required combined reporting for corporate income taxation in Wisconsin beginning with tax returns filed for the calendar year 2009. Changes in state apportioned income tax rates resulting from Wisconsin combined reporting requirements and WPL’s plans to be included in Iowa consolidated tax returns required Alliant Energy, IPL and WPL to adjust the carrying value of their deferred income tax assets and liabilities in the first quarter of 2009. The provisions of SB 62 also make it unlikely that Alliant Energy will be able to utilize the majority of its current Wisconsin net operating loss carryforwards before they expire resulting in additional valuation allowances in the first quarter of 2009. Alliant Energy, IPL and WPL recognized net income tax benefits in the first quarter of 2009 of $40.4 million, $32.7 million and $2.4 million, respectively, from the changes in state apportioned income tax rates and additional valuation allowances. These net income tax benefits recognized in the first quarter of 2009 decreased Alliant Energy’s, IPL’s and WPL’s income tax rates for such period by 69.2%, 215.1% and 5.3%, respectively.

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans -

Net Periodic Benefit Costs - The components of Alliant Energy’s net periodic benefit costs for its defined benefit pension and other postretirement benefits plans for the three months ended March 31 were as follows (in millions):

	Defined Benefit Pension Plans		Other Postretirement Benefits Plans
	2010	2009	2010	2009
Service cost	$3.0	$3.1	$2.1	$2.2
Interest cost	13.1	13.6	3.7	3.8
Expected return on plan assets	(15.5)	(11.9)	(1.9)	(1.5)
Amortization of:
Transition obligation	--	--	0.1	--
Prior service cost (credit)	0.2	0.5	(0.9)	(0.9)
Actuarial loss	6.0	8.0	1.6	1.5

	$6.8	$13.3	$4.7	$5.1

Estimated Future Employer Contributions - Alliant Energy estimates that funding for the qualified defined benefit pension, non-qualified defined benefit pension and other postretirement benefits plans during 2010 will be $0, $8 million and $19 million, respectively, of which $0, $1 million and $5 million, respectively, have been contributed through March 31, 2010.

Alliant Energy Cash Balance Pension Plan (Plan) - Refer to Note 12(c) for discussion of a class action lawsuit filed against the Plan in 2008 and the Internal Revenue Service (IRS) review of the tax qualified status of the Plan.

Federal Health Care Legislation - The Federal Health Care Legislation enacted in March 2010 includes provisions that require the elimination of annual and lifetime caps for certain benefits beginning in 2011. Postretirement health care benefits currently provided to eligible retirees of Alliant Energy, IPL and WPL contain benefit caps. The enactment of this legislation was determined to be a significant event, which required Alliant Energy, IPL and WPL to remeasure their defined benefit postretirement health care plans in the first quarter of 2010 to reflect the elimination of the benefit caps. The impact of the remeasurement resulted in an increase in Alliant Energy’s postretirement benefit obligations of $35 million ($15 million for IPL, $12 million for WPL and $8 million for Corporate Services) in the first quarter of 2010. In accordance with the accounting rules, the impact of the remeasurement on net periodic benefit costs will only be recognized prospectively; therefore there was no impact on net periodic benefit costs in the first quarter of 2010. The discount rate used for the remeasurement was 5.40%. All other assumptions used for the remeasurement were consistent with the measurement as of Dec. 31, 2009. The postretirement benefit obligations are an estimate and could change in the future as related regulations and interpretations of the legislation become available.

(b) Equity Incentive Plans - A summary of compensation expense and the related income tax benefits recognized for the three months ended March 31 for share-based compensation awards was as follows (in millions):

	Alliant Energy		IPL		WPL
	2010	2009	2010	2009	2010	2009
Share-based compensation expense	$2.3	$1.2	$1.2	$0.7	$0.9	$0.4
Income tax benefits	0.9	0.5	0.5	0.3	0.4	0.2

As of March 31, 2010, total unrecognized compensation cost related to share-based compensation awards was $14.4 million, which is expected to be recognized over a weighted average period of two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods.

Performance Shares and Units - Alliant Energy anticipates making future payouts of its performance shares and units in cash; therefore, performance shares and units were accounted for as liability awards at March 31, 2010 and Dec. 31, 2009.

Performance Shares - A summary of the performance shares activity for the three months ended March 31 was as follows:

	2010	2009
	Shares (a)	Shares (a)
Nonvested shares, Jan. 1	256,579	208,579
Granted	72,487	152,735
Vested	--	(84,633)
Forfeited	(81,482)	--

Nonvested shares, March 31	247,584	276,681

(a)	Share amounts represent the target number of performance shares. Each performance share’s value is based on the price of one share of Alliant Energy’s common stock at the end of the performance period. The actual number of shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares.

In the first quarter of 2010, 57,100 performance shares granted in 2007 were forfeited without payout because the specified performance criteria for such shares were not met. In the first quarter of 2009, 84,633 performance shares granted in 2006 vested resulting in a payout valued at $4.1 million, which consisted of a combination of cash and common stock (51,189 shares).

Performance Units - Alliant Energy granted new share-based compensation awards to key employees in the first quarter of 2010 referred to as performance units. The performance units and the performance contingent cash awards discussed below were granted in the first quarter of 2010 in lieu of time-based restricted stock. Performance unit payouts to key employees are contingent upon achievement over three-year periods of specified performance criteria, which currently include metrics of total shareowner return relative to an investor-owned utility peer group. Nonvested performance unit payouts are prorated at retirement, death, disability or involuntary termination without cause based on time worked during the performance period and achievement of the performance criteria. Participants’ nonvested performance units are forfeited if the participant voluntarily leaves Alliant Energy or is terminated for cause. Performance units must be paid out in cash and are adjusted by a performance multiplier, which ranges from zero to 200% based on the performance criteria. A summary of the performance unit activity for the three months ended March 31, 2010 was as follows:

Units (a)
Nonvested units, Jan. 1	--
Granted	23,795

Nonvested units, March 31	23,795

(a)	Unit amounts represent the target number of performance units. Each performance unit’s value is based on the price of one share of Alliant Energy’s common stock at the beginning of the performance period. The actual payout for performance units is dependent upon actual performance and may range from zero to 200% of the target number of units.

Fair Value of Awards - Information related to fair values of nonvested performance shares and units at March 31, 2010, by year of grant, were as follows:

	Performance Shares			Performance Units
	2010 Grant	2009 Grant	2008 Grant	2010 Grant
Nonvested awards	72,487	117,259	57,838	23,795
Alliant Energy common stock closing price on March 31, 2010	$33.26	$33.26	$33.26
Estimated payout percentage based on performance criteria	117%	103%	78%
Fair values of each nonvested award	$38.91	$34.26	$25.94	$38.09

At March 31, 2010, fair values of nonvested performance shares and units were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

Restricted Stock - Restricted stock issued under the Equity Incentive Plan (EIP) consists of time-based and performance-contingent restricted stock.

Time-based restricted stock - A summary of the time-based restricted stock activity for the three months ended March 31 was as follows:

	2010		2009
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, Jan. 1	125,349	$32.47	156,807	$32.80
Granted	--	--	51,236	29.40
Vested	(35,884)	34.48	(35,225)	30.23
Forfeited	--	--	(3,235)	33.97

Nonvested shares, March 31	89,465	31.66	169,583	32.29

Performance-contingent restricted stock - A summary of the performance-contingent restricted stock activity for the three months ended March 31 was as follows:

	2010		2009
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, Jan. 1	226,007	$32.25	124,185	$39.28
Granted	72,487	32.56	101,822	23.67

Nonvested shares, March 31	298,494	32.32	226,007	32.25

Non-qualified Stock Options - A summary of the stock option activity for the three months ended March 31 was as follows:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, Jan. 1	384,331	$27.02	497,183	$27.30
Exercised	(54,265)	24.31	--	--
Expired	(29,218)	28.59	--	--

Outstanding and exercisable, March 31	300,848	27.36	497,183	27.30

The weighted average remaining contractual term for options outstanding and exercisable at March 31, 2010 was two years. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2010 was $1.8 million.

Other information related to stock option activity for the three months ended March 31 was as follows (in millions):

	2010	2009
Cash received from stock options exercised	$1.3	$--
Aggregate intrinsic value of stock options exercised	0.4	--
Income tax benefit from the exercise of stock options	0.2	--

Performance Contingent Cash Awards - Alliant Energy granted new share-based compensation awards to key employees in the first quarter of 2010 referred to as performance contingent cash awards. Performance contingent cash award payouts to key employees are based on the achievement of certain performance targets (currently specified consolidated net income growth). If performance targets are not met within the performance period, which currently ranges from two to four years, there are no payouts for these awards. Nonvested awards are prorated at retirement based on time worked during the performance period and achievement of the performance criteria. Participants’ nonvested awards are forfeited if the participant voluntarily leaves Alliant Energy for reasons other than retirement. Each performance contingent cash award’s value is based on the price of one share of Alliant Energy’s common stock at the end of the performance period. Alliant Energy accounts for performance contingent cash awards as liability awards because payouts will be made in the form of cash. A summary of the performance contingent cash awards activity for the three months ended March 31, 2010 was as follows:

Awards
Nonvested awards, Jan. 1	--
Granted	23,795

Nonvested awards, March 31	23,795

(7) COMMON STOCK

Common Share Activity - A summary of Alliant Energy’s common stock activity during the three months ended March 31, 2010 was as follows:

Shares outstanding, Jan. 1, 2010	110,656,498
Equity incentive plans (Note 6(b))	126,752
Other (a)	(15,274)

Shares outstanding, March 31, 2010	110,767,976

(a)	Includes shares transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the EIP.

Dividend Restrictions - As of March 31, 2010, IPL’s amount of retained earnings that were free of restrictions was $260 million. As of March 31, 2010, WPL’s amount of retained earnings that were free of restrictions was $84 million for the remainder of 2010.

Restricted Net Assets of Subsidiaries - As of March 31, 2010, the amount of net assets of IPL and WPL that were not available to be transferred to their parent company in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $1.1 billion and $1.2 billion, respectively.

Capital Transactions with Subsidiaries - In the first quarter of 2010, IPL received capital contributions of $50 million from its parent company, Alliant Energy. In the first quarter of 2010, IPL, WPL and Resources paid common stock dividends and repayments of capital to their parent company, Alliant Energy, as follows (in millions):

	IPL	WPL	Resources
Common stock dividends to Alliant Energy	$--	$28	$--
Repayments of capital to Alliant Energy	29	--	65

In July 2008, FERC issued an order allowing IPL to pay up to $400 million in common equity distributions from additional paid-in capital, rather than retained earnings. As of March  31, 2010, IPL’s remaining authority under this FERC order was $190 million.

(8) DEBT

(a) Short-Term Debt - Information regarding commercial paper issued under Alliant Energy’s, IPL’s and WPL’s credit facilities and other short-term borrowings was as follows (dollars in millions; Not Applicable (N/A)):

At March 31, 2010:	Alliant Energy (Consolidated)	Parent Company	IPL	WPL
Commercial paper:
Amount outstanding	$350	$--	$209	$141
Weighted average remaining maturity	4 days	N/A	2 days	8 days
Weighted average interest rates	0.31%	N/A	0.34%	0.28%
Available credit facility capacity	$273	$96	$78	$99

	Alliant Energy		IPL		WPL
	2010	2009	2010	2009	2010	2009
For the quarter ended March 31:
Maximum amount of total short-term debt outstanding
(based on daily outstanding balances)	$350.3	$129.3	$219.1	$66.5	$170.2	$74.4
Average amount of total short-term debt outstanding
(based on daily outstanding balances)	$227.7	$72.6	$182.7	$30.3	$55.5	$42.3
Weighted average interest rates - total short-term debt	0.31%	0.73%	0.32%	0.87%	0.25%	0.63%

(b) Long-Term Debt - In March 2010, WPL retired $100 million of its 7.625% debentures and Alliant Energy retired its remaining 300 Exchangeable Senior Notes due 2030.

(9) INVESTMENTS

(a) Unconsolidated Equity Investments - Equity (income) loss from Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting for the three months ended March 31 was as follows (in millions):

	2010	2009
American Transmission Company LLC (ATC)	($9.2)	($9.2)
Other	(0.6)	--

	($9.8)	($9.2)

Summary financial information from the unaudited financial statements of ATC for the three months ended March 31 was as follows (in millions):

	2010	2009
Operating revenues	$138.5	$126.2
Operating income	75.7	69.3
Net income	55.1	50.9

(b) Other Investments - Information relating to various debt and equity securities held by Alliant Energy at March 31, 2010 and Dec. 31, 2009 that are marked-to-market each reporting date was as follows (in millions):

	March 31, 2010		Dec. 31, 2009
	Carrying/Fair Value	Unrealized Gains, Net of Tax	Carrying/Fair Value	Unrealized Gains, Net of Tax
Available-for-sale securities	$4.1	$0.6	$4.2	$0.6

(10) FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments - The carrying amounts of Alliant Energy’s, IPL’s and WPL’s current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments at March 31, 2010 and Dec. 31, 2009 were as follows (in millions):

	Alliant Energy		IPL		WPL
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 31, 2010
Assets:
Derivative assets (Note 11(a))	$34.5	$34.5	$22.7	$22.7	$11.8	$11.8
Available-for-sale securities (Note 9(b))	4.1	4.1	2.3	2.3	--	--
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 8(b))	2,406.2	2,588.0	1,158.8	1,245.6	931.8	1,026.1
Cumulative preferred stock of subsidiaries	243.8	261.7	183.8	211.3	60.0	50.4
Derivative liabilities (Note 11(a))	146.0	146.0	63.7	63.7	82.3	82.3

Dec. 31, 2009
Assets:
Derivative assets (Note 11(a))	31.8	31.8	16.4	16.4	15.3	15.3
Available-for-sale securities (Note 9(b))	4.2	4.2	2.3	2.3	--	--
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 8(b))	2,506.0	2,675.5	1,158.7	1,238.1	1,031.6	1,125.9
Cumulative preferred stock of subsidiaries	243.8	260.9	183.8	210.3	60.0	50.6
Derivative liabilities (Note 11(a))	119.3	119.3	53.0	53.0	66.3	66.3

Valuation Techniques -

Derivative assets and liabilities - Derivative assets and liabilities as of March 31, 2010 and Dec. 31, 2009 included swap contracts, option contracts and physical forward purchase and sale contracts for electricity and natural gas, financial transmission rights (FTRs) and embedded foreign currency derivatives. IPL’s and WPL’s swap, option and physical forward commodity contracts were non-exchange-based derivative instruments valued using indicative price quotations available through a pricing vendor that provides daily exchange forward price settlements, from broker or dealer quotations or from on-line exchanges. The indicative price quotations reflected the average of the bid-ask mid-point prices and were obtained from sources believed to provide the most liquid market for the commodity. IPL and WPL corroborated a portion of these indicative price quotations using quoted prices for similar assets or liabilities in active markets and categorized derivative instruments based on such indicative price quotations as Level 2. IPL’s and WPL’s commodity contracts that were valued using indicative price quotations based on significant assumptions such as seasonal or monthly shaping and indicative price quotations that could not be readily corroborated were categorized as Level 3. IPL’s and WPL’s swap, option and physical forward commodity contracts were predominately at liquid trading points. IPL’s and WPL’s FTRs were measured at fair value each reporting date using monthly or annual auction shadow prices from relevant auctions. The embedded foreign currency derivatives related to Euro-denominated payment terms included in the wind turbine supply contract with Vestas were measured at fair value using an extrapolation of forward currency rates. Refer to Note 11(a) for additional details of Alliant Energy’s derivative assets and liabilities.

Available-for-sale securities - The fair value of Resources’ investment in Capstone Turbine Corporation’s common stock and certain IPL investments in various debt and equity securities were measured at fair value each reporting date using quoted market prices on listed exchanges. Refer to Note 9(b) for additional information regarding available-for-sale securities.

Long-term debt (including current maturities) - For long-term debt instruments that are actively traded, the fair value was based upon quoted market prices each reporting date. For long-term debt instruments that are not actively traded, the fair value was based on discounted cash flow methodology and utilizes assumptions of current market pricing curves. Refer to Note 8(b) for additional information regarding long-term debt.

Cumulative preferred stock of subsidiaries - The fair values of IPL’s 8.375% and 7.10% cumulative preferred stock were based on their closing market prices quoted by the New York Stock Exchange each reporting date. The fair value of WPL’s 4.50% cumulative preferred stock was based on the closing market prices quoted by the NYSE Amex LLC each reporting date. The fair value of WPL’s remaining preferred stock was calculated based on the market yield of similar securities.

Valuation Hierarchy - Fair value measurement accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy and examples of each are as follows:

Level 1 - Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date. Level 1 assets as of March 31, 2010 and Dec. 31, 2009 included Resources’ investment in Capstone Turbine Corporation’s common stock and certain IPL investments in securities valued using quoted market prices on listed exchanges.

Level 2 - Pricing inputs are quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active as of the reporting date. Level 2 assets and liabilities as of March 31, 2010 and Dec. 31, 2009 included IPL’s and WPL’s non-exchange traded commodity contracts valued using indicative price quotations that are corroborated with quoted prices for similar assets or liabilities in active markets.

Level 3 - Pricing inputs are unobservable inputs for assets or liabilities for which little or no market data exist and require significant management judgment or estimation. Level 3 assets and liabilities as of March 31, 2010 and Dec. 31, 2009 included IPL’s and WPL’s FTRs, natural gas option contracts, embedded foreign currency derivatives and certain commodity contracts that are valued using indicative price quotations based on significant assumptions such as seasonal or monthly shaping.

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

Recurring Fair Value Measurements - Alliant Energy’s recurring items subject to fair value measurements disclosure requirements at March 31, 2010 and Dec. 31, 2009 were as follows (in millions):

	Fair Value Measurements	Level 1	Level 2	Level 3
March 31, 2010
Assets:
Derivative assets	$34.5	$--	$24.1	$10.4
Available-for-sale securities	4.1	2.3	1.7	0.1
Liabilities:
Derivative liabilities	146.0	--	141.1	4.9

Dec. 31, 2009
Assets:
Derivative assets	31.8	0.1	20.0	11.7
Available-for-sale securities	4.2	2.3	1.8	0.1
Liabilities:
Derivative liabilities	119.3	--	113.3	6.0

Additional information for Alliant Energy’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three months ended March 31 was as follows (in millions):

	Derivative Assets and Liabilities, net
	2010	2009
Beginning balance, Jan. 1	$5.8	$14.7
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	1.5	(6.1)
Purchases, sales, issuances and settlements, net	(1.7)	(6.0)

Ending balance, March 31	$5.6	$2.6

	Derivative Assets and Liabilities, net
	2010	2009
The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets and liabilities held at March 31 (a)	$1.5	($6.1)

(a)	Recorded in “Regulatory assets” and “Regulatory liabilities” on Alliant Energy’s Condensed Consolidated Balance Sheets.

(11) DERIVATIVE INSTRUMENTS

(a) Commodity and Foreign Exchange Derivatives -

Purpose - Alliant Energy, IPL and WPL periodically use derivative instruments for risk management purposes to mitigate exposures to fluctuations in interest rates, certain commodity prices, transmission congestion costs and currency exchange rates. Alliant Energy’s, IPL’s and WPL’s derivative instruments as of March 31, 2010 and Dec. 31, 2009 were not designated as hedging instruments. IPL’s and WPL’s derivative instruments as of March 31, 2010 and Dec. 31, 2009 included electric physical forward purchase contracts and swap contracts to mitigate pricing volatility for the electricity purchased to supply to their customers, electric physical forward sale contracts to offset long positions created by reductions in electricity demand forecasts, natural gas swap contracts to mitigate pricing volatility for the fuel used to supply to the natural gas-fired electric generating facilities they operate, natural gas options to mitigate price increases during periods of high demand or lack of supply, FTRs acquired to manage transmission congestion costs, natural gas physical forward purchase contracts and swap contracts to mitigate pricing volatility for natural gas supplied to their retail customers and embedded foreign currency derivatives related to Euro-denominated payment terms included in the wind turbine supply contract with Vestas. Resources’ derivative instruments as of March 31, 2010 and Dec. 31, 2009 included oil contracts, which are used to mitigate pricing volatility for anticipated purchases of diesel fuel to fuel standby generators owned by its Non-regulated Generation business.

Notional Amounts - As of March 31, 2010, Alliant Energy, IPL and WPL had notional amounts related to outstanding swap contracts, physical forward contracts and FTRs that were accounted for as derivative instruments as follows (units in thousands; megawatt-hours (MWhs); dekatherms (Dths)):

	2010	2011	2012	2013	Total
Alliant Energy
Commodity:
Electricity (MWhs)	4,554	2,484	141	204	7,383
FTRs (MWs)	4	--	--	--	4
Natural gas (Dths)	53,797	24,015	9,528	--	87,340
Oil (gallons)	378	--	--	--	378

IPL
Commodity:
Electricity (MWhs)	2,265	578	--	--	2,843
FTRs (MWs)	2	--	--	--	2
Natural gas (Dths)	36,197	12,950	1,365	--	50,512

WPL
Commodity:
Electricity (MWhs)	2,289	1,906	141	204	4,540
FTRs (MWs)	2	--	--	--	2
Natural gas (Dths)	17,600	11,065	8,163	--	36,828

The notional amounts in the above table were computed by aggregating the absolute value of purchase and sale positions within commodities for each year. In the first quarter of 2010, Euro-denominated payment terms included in the wind turbine supply contract with Vestas were converted to U.S. dollars.

Financial Statement Presentation - Alliant Energy records derivative instruments at fair value each reporting date on the balance sheet as assets or liabilities. At March 31, 2010 and Dec. 31, 2009, the fair values of current derivative assets were included in “Derivative assets,” non-current derivative assets were included in “Deferred charges and other,” current derivative liabilities were included in “Derivative liabilities” and non-current derivative liabilities were included in “Other long-term liabilities and deferred credits” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2010	Dec. 31, 2009	March 31, 2010	Dec. 31, 2009	March 31, 2010	Dec. 31, 2009
Current derivative assets
Commodity contracts	$21.9	$20.4	$12.8	$9.1	$9.1	$11.2
Foreign exchange contracts	6.3	3.4	6.3	3.4	--	--

	$28.2	$23.8	$19.1	$12.5	$9.1	$11.2

Non-current derivative assets
Commodity contracts	$4.2	$6.8	$1.5	$2.7	$2.7	$4.1
Foreign exchange contracts	2.1	1.2	2.1	1.2	--	--

	$6.3	$8.0	$3.6	$3.9	$2.7	$4.1

Current derivative liabilities
Commodity contracts	$115.8	$99.0	$57.6	$49.5	$58.2	$49.5
Foreign exchange contracts	1.1	1.5	--	--	1.1	1.5

	$116.9	$100.5	$57.6	$49.5	$59.3	$51.0

Non-current derivative liabilities
Commodity contracts	$29.1	$18.8	$6.1	$3.5	$23.0	$15.3

IPL and WPL generally record gains and losses from their derivative instruments with offsets to regulatory assets or liabilities, based on their fuel and natural gas cost recovery mechanisms, as well as other specific regulatory authorizations. For the three months ended March 31, 2010 and 2009, gains and losses from derivative instruments not designated as hedging instruments were recorded as follows (in millions):

		Gains (Losses)
	Location Recorded on Balance Sheet	Alliant Energy		IPL		WPL
		2010	2009	2010	2009	2010	2009
Commodity contracts	Regulatory assets	($53.0)	($79.7)	($32.1)	($54.3)	($20.9)	($25.4)
Commodity contracts	Regulatory liabilities	7.5	2.2	7.8	1.5	(0.3)	0.7
Foreign exchange contracts	Regulatory liabilities	3.8	3.3	3.8	--	--	3.3

Losses from commodity contracts in the first quarter of 2010 and 2009 were primarily due to impacts of decreases in electricity and natural gas prices during such periods.

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

Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. The aggregate fair value of all derivatives with credit risk-related contingent features that were in a net liability position on March 31, 2010 was $146.0 million, $63.7 million and $82.3 million for Alliant Energy, IPL and WPL, respectively. At March 31, 2010, Alliant Energy, IPL and WPL all had investment-grade credit ratings. However, Alliant Energy and its subsidiaries exceeded their liability positions with certain counterparties requiring them to post cash collateral. This cash collateral has been allocated between the agreements accounted for as derivatives and those that are not accounted for as derivatives based on the percentage of the fair value of each on March 31, 2010. If the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered on March 31, 2010, Alliant Energy, IPL and WPL would be required to post an additional $136.9 million, $63.6 million and $73.3 million, respectively, of credit support to their counterparties. Refer to Note 4(b) for additional details of total cash collateral posted by Alliant Energy and its subsidiaries at March 31, 2010 and Dec. 31, 2009.

(b) Weather Derivatives - In 2008, IPL and WPL each entered into separate non-exchange traded swap agreements based on heating degree days (HDD) measured in Cedar Rapids, Iowa and Madison, Wisconsin, respectively, to reduce the impact of weather volatility on IPL’s and WPL’s margins for Nov. 1, 2008 through March 31, 2009. The actual HDD for Nov. 1, 2008 through Dec. 31, 2008 were higher than those specified in the contracts, resulting in Alliant Energy paying the counterparty $3.6 million (IPL paying $2.2 million and WPL paying $1.4 million) in January 2009. In addition, the actual HDD for Jan. 1, 2009 through March 31, 2009 were higher than those specified in the contracts, resulting in Alliant Energy paying the counterparty $5.2 million (IPL paying $3.2 million and WPL paying $2.0 million) in April 2009. IPL and WPL did not enter into HDD swap agreements for Nov. 1, 2009 through March 31, 2010.

A summary of the losses resulting from changes in the value of weather derivatives for the three months ended March 31, 2009 was as follows (in millions):

	Electric Utility Operating Revenues	Gas Utility Operating Revenues
IPL	($1.8)	($1.4)
WPL	(0.8)	(1.2)

Alliant Energy	($2.6)	($2.6)

(12) COMMITMENTS AND CONTINGENCIES

(a) Capital Purchase Obligations - Alliant Energy, IPL and WPL have entered into capital purchase obligations that contain minimum future commitments related to capital expenditures for their proposed wind projects. The obligations are primarily related to capital purchase obligations under a master supply agreement executed in 2008 with Vestas for the purchase of 500 MW of wind turbine generator sets and related equipment to support IPL’s and WPL’s wind generation plans. At March 31, 2010, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to these capital expenditures were as follows (in millions):

	Alliant Energy	IPL	WPL
Wind projects	$209	$127	$82

(b) Operating Expense Purchase Obligations - Alliant Energy, IPL and WPL have entered into various commodity supply, transportation and storage contracts to meet their obligations to deliver electricity and natural gas to their utility customers. Alliant Energy, IPL and WPL also enter into other operating expense purchase obligations with various vendors for other goods and services. At March 31, 2010, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a):
DAEC (IPL)	$713	$713	$--
Kewaunee Nuclear Power Plant (Kewaunee) (WPL)	272	--	272
Other	93	22	71

	1,078	735	343

Natural gas	371	154	217
Coal (b)	334	109	38
Emission allowances (c)	35	35	--
Other (d)	62	28	33

	$1,880	$1,061	$631

(a)	Includes payments required by purchased power agreements (PPAs) for capacity rights and minimum quantities of MWhs required to be purchased. Excludes contracts that are considered operating leases.
(b)	Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments of $187 million that have not been directly assigned to IPL and WPL since the specific needs of each utility were not yet known as of March 31, 2010.
(c)

IPL has entered into forward contracts to purchase sulfur dioxide (SO2) emission allowances with vintage years of 2014 through 2017 and NOx emission allowances with vintage years of 2010 through 2011 from various counterparties for $34 million and $1 million, respectively. IPL may utilize any SO2 emission allowances acquired under these forward contracts to meet requirements under the Acid Rain Program regulations or the more stringent Clean Air Interstate Rule (CAIR) emission reduction standards. IPL entered into the forward contracts to purchase NOx emission allowances solely for the purpose of compliance with the CAIR emission reduction standards. IPL is currently monitoring the status of the forward contracts to purchase SO2 and NOx emission allowances in light of various court rulings in 2008 and anticipated EPA proceedings regarding changes to CAIR. Alliant Energy and IPL do not currently believe any losses from these forward contracts are probable and therefore have not recognized any loss contingency amounts related to the forward contracts as of March 31, 2010. Alliant Energy and IPL are currently unable to predict the ultimate impact these forward contracts will have on their financial condition and results of operations.
(d)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at March 31, 2010.

(c) Legal Proceedings -

Air Permitting Violation Claims - In October 2009, WPL, as an owner and the operator of the Nelson Dewey Generating Station (Nelson Dewey) and the Columbia Energy Center (Columbia), received from Sierra Club a notice of intent to file a civil lawsuit (NOI) based on allegations that modifications were made at those facilities without complying with the Prevention of Significant Deterioration (PSD) program requirements, Title V Operating Permit requirements of the Clean Air Act (CAA) and state regulatory counterparts contained within the Wisconsin State Implementation Plan (SIP) designed to implement the CAA. In December 2009, WPL received from Sierra Club a separate NOI, which contained similar allegations regarding the Edgewater Generating Station (Edgewater). The NOIs allege that various projects performed at Nelson Dewey, Columbia and Edgewater in the past were major modifications, as defined in the CAA, and that the owners violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. In the Edgewater NOI, additional allegations were made regarding violations of emission limits for visible emissions.

In December 2009, the EPA sent a Notice of Violation (NOV) to WPL as an owner and the operator of Nelson Dewey, Columbia and Edgewater. The NOV alleges that the owners failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin SIP.

In response to similar EPA CAA enforcement initiatives, certain utilities have elected to settle with the EPA, while others are in litigation. If the EPA and/or Sierra Club successfully prove their claims that projects completed in the past at Nelson Dewey, Columbia and Edgewater required either a state or federal CAA permit, WPL may, under the applicable statutes, be required to pay civil penalties in amounts of up to $37,500 per day for each violation and/or complete actions for injunctive relief. Payment of fines and/or injunctive relief could be included in a settlement outcome. Injunctive relief contained in settlements or court-ordered remedies for other utilities required the installation of pollution control technology, changed operating conditions including use of alternative fuels other than coal, caps for emissions and limitations on generation including retirement of generating units, and other supplemental environmental projects. Should similar remedies be required for final resolution of these matters at Nelson Dewey, Columbia and Edgewater, Alliant Energy and WPL would incur additional capital and operating expenditures. Alliant Energy and WPL are currently reviewing the allegations and are unable to predict the impact of the allegations on their financial conditions or results of operations, but believe that an adverse outcome could be significant. WPL and the other owners of Columbia and Edgewater are exploring settlement options with the EPA and the Sierra Club while simultaneously defending against these allegations. WPL believes the projects at Nelson Dewey, Columbia and Edgewater were routine or not projected to increase emissions and therefore did not violate the permitting requirements of the CAA. Alliant Energy and WPL do not currently believe any losses from these allegations are both probable and reasonably estimable and therefore have not recognized any related loss contingency amounts as of March 31, 2010.

Shareowner Derivative Complaint - On Feb. 27, 2009, a purported shareowner filed in the Circuit Court for Dane County, Wisconsin, a derivative complaint against certain current and former officers and directors of Alliant Energy alleging that such officers and directors breached their fiduciary duties by approving sales of assets of Resources in violation of the Indenture with respect to the Exchangeable Senior Notes due 2030 and wasting Alliant Energy’s assets by compensating such officers and directors in connection with such sales. Alliant Energy believes the derivative complaint is without merit and intends to vigorously defend against this litigation. The purported shareowner had previously made a demand asking the Board of Directors to take action to remedy the alleged breaches of fiduciary duties by certain officers and directors. Under Wisconsin law, if a shareowner commences a derivative proceeding after making such a demand, the court must dismiss such a derivative proceeding if a committee of independent directors appointed by independent directors determines, acting in good faith after conducting a reasonable inquiry upon which its conclusions are based, that maintenance of the derivative proceeding is not in the best interests of the corporation. The independent directors of Alliant Energy appointed such a special litigation committee of independent directors, which conducted an inquiry into the allegations made in the demand from the purported shareowner and in a report delivered to Alliant Energy determined that maintenance of the derivative proceeding is not in the best interests of Alliant Energy. Based on that report, on Sep. 14, 2009, Alliant Energy filed a motion to dismiss the derivative proceeding in the Circuit Court for Dane County, Wisconsin. A hearing on the motion to dismiss has been scheduled for June 2010. Alliant Energy does not currently believe any losses from the purported shareowner action are both probable and reasonably estimable and therefore has not recognized any related loss contingency amounts as of March 31, 2010.

Alliant Energy Cash Balance Pension Plan (Plan) - In February 2008, a class action lawsuit was filed against the Plan. The complaint alleges that certain Plan participants who received distributions prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of the Employee Retirement Income Security Act of 1974 because the Plan applied an improper interest crediting rate to project the cash balance account to their normal retirement age. These Plan participants are limited to individuals who, prior to normal retirement age, received a lump sum distribution and/or received any form of distribution calculated under the Plan’s prior formula after that benefit was determined to be more valuable than their benefit calculated under the Plan’s cash balance formula. The court has certified two subclasses of plaintiffs that in aggregate include all persons vested or partially vested in the Plan who received these distributions from Jan. 1, 1998 through Aug. 17, 2006 including: 1) persons who received distributions from Jan. 1, 1998 through Feb. 28, 2002; and 2) persons who received distributions from Feb. 29, 2002 through Aug. 17, 2006. Alliant Energy is contesting the case and trial is scheduled for June 2010. In September 2009, the plaintiffs submitted reports by their expert witnesses that quantified the alleged underpayments owed to plaintiffs between $24 million and $54 million, including interest. Alliant Energy disputes these amounts. Alliant Energy is currently unable to predict the final outcome of the class action lawsuit or the ultimate impact on its financial condition or results of operations but believes an adverse outcome could have a material effect on retirement plan funding and expense for Alliant Energy, IPL and WPL.

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

As of March 31, 2010, Alliant Energy recognized a loss contingency of $5 million ($2 million at IPL and $2 million at WPL) in aggregate related to the class action lawsuit and the anticipated Plan amendment resulting from the tentative agreement reached with the IRS.

(d) Guarantees and Indemnifications - Alliant Energy provided indemnifications associated with various sales of its non-regulated businesses/assets for losses resulting from potential breach of the representations and warranties made by Alliant Energy on the sale dates and for the breach of its obligations under the sale agreements. Alliant Energy believes the likelihood of having to make any material cash payments under these indemnifications is remote. Alliant Energy recorded liabilities of $1 million related to these indemnifications as of March 31, 2010. The terms of the indemnifications provided by Alliant Energy at March 31, 2010 for the various sales were generally as follows (in millions):

Businesses/Assets Sold	Disposal Date	Maximum Limit	Expiration Date
Brazil	First quarter of 2006	$10	January 2011
New Zealand	Fourth quarter of 2006	149 (a)	March 2012
Mexico	Second quarter of 2007	20	June 2012
(a)	Based on exchange rates at March 31, 2010

Alliant Energy also continues to guarantee the abandonment obligations of Whiting Petroleum Corporation under the Point Arguello partnership agreements. The guarantee does not include a maximum limit. As of March 31, 2010, the present value of the abandonment obligations is estimated at $28 million. Alliant Energy believes that no payments will be made under this guarantee.

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

IPL and WPL record environmental liabilities related to these MGP sites based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures incurred and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their fair value. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of Alliant Energy’s sites to be $22 million ($19 million for IPL and $3 million for WPL) to $47 million ($42 million for IPL and $5 million for WPL). At March 31, 2010, Alliant Energy, IPL and WPL recorded $36 million, $31 million and $5 million, respectively, in current and non-current environmental liabilities for their remaining costs to be incurred for these MGP sites.

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, Alliant Energy, IPL and WPL are also monitoring various environmental regulations that may have a significant impact on their future operations. Given uncertainties regarding the outcome, timing and compliance plans for these environmental regulations, Alliant Energy, IPL and WPL are currently not able to determine the complete financial impact of these regulations but do believe that future capital investments and/or modifications to their electric generating facilities to comply with these regulations could be significant. Specific current, proposed or potential environmental regulations that may require significant future expenditures by Alliant Energy, IPL and WPL include, among others: CAIR, Clean Air Visibility Rule, Utility Maximum Available Control Technology (MACT) Rule, Wisconsin State Mercury Rule, Wisconsin Reasonably Available Control Technology Rule, Ozone National Ambient Air Quality Standard (NAAQS) Rule, Fine Particle NAAQS Rule, Nitrogen Dioxide (NO2) NAAQS Rule, SO2 NAAQS Rule, Industrial Boiler and Process Heater MACT Rule, Reciprocating Internal Combustion Engines National Emission Standards for Hazardous Air Pollutants, Federal Clean Water Act including Section 316(b) and Section 303(d) Mississippi River Arsenic Total Maximum Daily Load, Wisconsin State Thermal Rule, Coal Combustion By-products and various legislation and EPA regulations to monitor and regulate the emission of GHG including the EPA Mandatory GHG Reporting Rule, GHG Endangerment and Cause or Contribute Finding, and GHG Tailoring Rule and interpretive guidance.

(f) WPL’s Edgewater Unit 5 Purchase Agreement - In the fourth quarter of 2009, WPL and WEPCO entered into a contingent agreement for WPL to purchase WEPCO’s 25% ownership interest in Edgewater Unit 5 for WEPCO’s net book value, including working capital. In March 2010, the agreement became effective and WPL is in the process of requesting regulatory approvals. The completion of the purchase is subject to approval by the applicable regulatory bodies. Subject to receipt of the approvals, WPL expects the transaction to close by the end of 2010 at an approximate purchase price of $40 million to $45 million depending on WEPCO’s working capital balances and level of capital investment in Edgewater Unit 5 prior to the sale. If the purchase is completed, WPL would own 100% of Edgewater Unit 5.

(g) Collective Bargaining Agreements - In August 2010, IPL’s collective bargaining agreement with International Brotherhood of Electrical Workers (IBEW) Local 204 (Cedar Rapids) representing 16% and 53% of total employees of Alliant Energy and IPL, respectively, expires. While negotiations to renew the contract with IBEW Local 204 (Cedar Rapids) are underway, Alliant Energy and IPL are currently unable to predict the outcome.

(13) SEGMENTS OF BUSINESS

Certain financial information relating to Alliant Energy’s business segments is as follows (in millions). Intersegment revenues were not material to Alliant Energy’s operations. Refer to Note 1(c) for details of payments by WPL to Vestas in 2010 for its Bent Tree - Phase I wind project, which increased the assets of the electric segment.

	Utility Business				Non-regulated Businesses			Other	Alliant Energy Consolidated
	Electric	Gas	Other	Total	RMT	Other	Total
Three Months Ended March 31, 2010
Operating revenues	$604.9	$224.9	$17.6	$847.4	$33.4	$11.8	$45.2	($1.3)	$891.3
Operating income (loss)	72.2	35.6	0.2	108.0	(2.6)	3.7	1.1	0.1	109.2
Net income (loss) attributable to Alliant Energy common shareowners				42.0	(1.6)	4.7	3.1	(1.7)	43.4

									Alliant
	Utility Business				Non-regulated Businesses				Energy
	Electric	Gas	Other	Total	RMT	Other	Total	Other	Consolidated
Three Months Ended March 31, 2009
Operating revenues	$608.1	$264.6	$31.0	$903.7	$35.9	$11.8	$47.7	($1.5)	$949.9
Operating income (loss)	45.2	29.4	1.7	76.3	(5.3)	2.0	(3.3)	0.7	73.7
Net income (loss) attributable to Alliant Energy common shareowners				68.3	(2.4)	(2.1)	(4.5)	8.8	72.6

(14) OTHER INTANGIBLE ASSETS

Emission Allowances - The gross carrying amount and accumulated amortization of emission allowances were recorded as intangible assets in “Other assets - deferred charges and other” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
	2010	2009	2010	2009	2010	2009
Gross carrying amount	$50.9	$68.0	$47.1	$59.0	$3.8	$9.0
Accumulated amortization	5.5	16.7	3.7	11.8	1.8	4.9

Amortization expense for emission allowances for the three months ended March 31 was recorded in “Electric production fuel and energy purchases” in the Condensed Consolidated Statements of Income as follows (in millions):

	2010	2009
IPL	$3.7	$3.2
WPL	1.8	1.1

Alliant Energy	$5.5	$4.3

At March 31, 2010, estimated amortization expense for calendar years 2010 through 2014 for emission allowances was as follows (in millions):
	2010	2011	2012	2013	2014
IPL	$12.4	$14.0	$9.3	$8.0	$3.4
WPL	3.3	0.4	0.1	--	--

Alliant Energy	$15.7	$14.4	$9.4	$8.0	$3.4

(15) ASSET RETIREMENT OBLIGATIONS (AROs)

A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2010	2009	2010	2009	2010	2009
Balance, Jan. 1	$63.3	$48.4	$41.9	$30.5	$21.4	$17.9
Accretion expense	1.0	0.9	0.7	0.4	0.3	0.5
Liabilities incurred	--	0.4	--	0.4	--	--
Liabilities settled (a)	--	(2.1)	--	(2.1)	--	--

Balance, March 31	$64.3	$47.6	$42.6	$29.2	$21.7	$18.4

(a)	In the first quarter of 2009, IPL recorded liabilities settled of $1.8 million due to expenditures for asbestos and lead remediation at its Sixth Street and Prairie Creek Generating Stations required as a result of the impacts of the severe Midwest flooding at these generating stations in June 2008.

(16) VARIABLE INTEREST ENTITIES

After making an ongoing exhaustive effort, Alliant Energy and WPL concluded they were unable to obtain the information necessary from the counterparty (a subsidiary of Calpine Corporation) for the Riverside PPA for Alliant Energy and WPL to determine whether the counterparty is a VIE and if Alliant Energy is the primary beneficiary. This PPA is currently accounted for as an operating lease. The counterparty for the Riverside PPA sells a portion of its generating capacity to WPL and can sell its energy output to WPL. Alliant Energy’s and WPL’s maximum exposure to loss from this PPA is undeterminable due to the inability to obtain the necessary information to complete such evaluation. For the three months ended March 31, 2010 and 2009, Alliant Energy’s (primarily WPL’s) costs, excluding fuel costs, related to the Riverside PPA were $7.1 million and $7.9 million, respectively.

Refer to Note 1(d) for discussion of new accounting standards effective Jan. 1, 2010 that impact the accounting for variable interest entities. Refer to Note 4(a) for discussion of a new accounts receivable sale program at IPL effective April 1, 2010.

(17) RELATED PARTIES

Service Agreement - Pursuant to a service agreement, IPL and WPL receive various administrative and general services from an affiliate, Corporate Services. These services are billed to IPL and WPL at cost based on payroll and other expenses incurred by Corporate Services for the benefit of IPL and WPL, respectively. These costs consisted primarily of employee compensation, benefits and fees associated with various professional services. The amounts billed to IPL and WPL for the three months ended March 31 were as follows (in millions):

	IPL		WPL
	2010	2009	2010	2009
Corporate Services billings	$37.8	$33.9	$36.9	$26.2

As of March 31, 2010 and Dec. 31, 2009, net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	March 31, 2010	Dec. 31, 2009	March 31, 2010	Dec. 31, 2009
Net intercompany payables to Corporate Services	$89.6	$90.3	$55.0	$44.7

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three months ended March 31 was as follows (in millions):

	2010	2009
ATC billings to WPL	$22.8	$21.5
WPL billings to ATC	2.5	2.2

As of March 31, 2010 and Dec. 31, 2009, WPL owed ATC net amounts as follows (in millions):

	March 31, 2010	Dec. 31, 2009
WPL owed ATC	$5.7	$5.4

(18) EARNINGS PER SHARE

A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per weighted average common share (EPS) calculation for the three months ended March 31 was as follows (in thousands):

	2010	2009
Weighted average common shares outstanding:
Basic EPS calculation	110,368	110,218
Effect of dilutive share-based awards	83	87

Diluted EPS calculation	110,451	110,305

The following options to purchase shares of common stock were excluded from the calculation of diluted EPS for the three months ended March 31 as the exercise prices were greater than the average market price:

	2010	2009
Options to purchase shares of common stock	--	406,145
Weighted average exercise price of options excluded	$--	$29.16

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
	(in millions)
Operating revenues:
Electric utility	$309.6	$310.1
Gas utility	128.7	153.0
Steam and other	16.2	29.3

	454.5	492.4

Operating expenses:
Electric production fuel and energy purchases	100.5	124.4
Purchased electric capacity	38.6	37.5
Electric transmission service	37.6	35.1
Cost of gas sold	91.2	116.8
Other operation and maintenance	92.3	105.1
Depreciation and amortization	43.0	35.9
Taxes other than income taxes	13.0	13.4

	416.2	468.2

Operating income	38.3	24.2

Interest expense and other:
Interest expense	20.3	17.7
Allowance for funds used during construction	(1.3)	(8.6)
Interest income	(0.3)	(0.1)

	18.7	9.0

Income before income taxes	19.6	15.2

Income tax expense (benefit)	9.9	(26.5)

Net income	9.7	41.7

Preferred dividend requirements	3.9	3.9

Earnings available for common stock	$5.8	$37.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2010	2009
	(in millions)
Property, plant and equipment:
Electric plant in service	$4,316.1	$4,311.2
Gas plant in service	407.3	404.3
Steam plant in service	50.5	50.4
Other plant in service	255.0	251.8
Accumulated depreciation	(1,746.4)	(1,723.7)

Net plant	3,282.5	3,294.0
Construction work in progress:
Lansing Generating Station Unit 4 emission controls	160.1	137.0
Other	76.4	62.1
Other, less accumulated depreciation	46.4	46.3

	3,565.4	3,539.4

Current assets:
Cash and cash equivalents	0.9	0.4
Accounts receivable:
Customer, less allowance for doubtful accounts	128.1	123.3
Unbilled utility revenues	57.2	82.3
Other, less allowance for doubtful accounts	33.4	39.3
Income tax refunds receivable	113.5	103.4
Production fuel, at weighted average cost	85.1	101.1
Materials and supplies, at weighted average cost	31.5	29.1
Gas stored underground, at weighted average cost	3.4	17.4
Regulatory assets	88.6	75.8
Derivative assets	19.1	12.5
Other	9.0	14.2

	569.8	598.8

Investments	15.6	15.6

Other assets:
Regulatory assets	687.6	668.0
Deferred charges and other	62.6	70.4

	750.2	738.4

Total assets	$4,901.0	$4,892.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

CAPITALIZATION AND LIABILITIES	March 31, 2010	December 31, 2009
	(in millions, except per share and share amounts)
Capitalization:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	1,063.2	1,042.2
Retained earnings	260.2	254.4

Total Interstate Power and Light Company common equity	1,356.8	1,330.0
Cumulative preferred stock	183.8	183.8

Total equity	1,540.6	1,513.8
Long-term debt, net (excluding current portion)	958.8	1,158.7

	2,499.4	2,672.5

Current liabilities:
Current maturities of long-term debt	200.0	-
Commercial paper	208.9	190.0
Accounts payable	122.6	168.2
Accounts payable to associated companies	38.0	50.4
Regulatory liabilities	57.5	70.2
Accrued taxes	58.7	68.3
Derivative liabilities	57.6	49.5
Other	61.1	62.1

	804.4	658.7

Other long-term liabilities and deferred credits:
Deferred income taxes	702.3	690.4
Regulatory liabilities	575.5	574.5
Pension and other benefit obligations	134.0	119.2
Other	185.4	176.9

	1,597.2	1,561.0

Total capitalization and liabilities	$4,901.0	$4,892.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
	(in millions)
Cash flows from operating activities:
Net income	$9.7	$41.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	43.0	35.9
Deferred tax expense and investment tax credits	18.5	5.6
Equity component of allowance for funds used during construction	(0.5)	(6.7)
Other	2.4	2.0
Other changes in assets and liabilities:
Accounts receivable	26.2	0.9
Sale of accounts receivable	-	125.0
Income tax refunds receivable	(10.1)	(18.4)
Production fuel	16.0	0.9
Gas stored underground	14.0	22.4
Regulatory assets	(37.8)	(29.1)
Prepaid gas costs	-	18.2
Accounts payable	(24.2)	(23.3)
Accrued taxes	(9.6)	(10.3)
Regulatory liabilities	(3.5)	11.2
Derivative liabilities	10.7	13.4
Deferred income taxes	(6.7)	26.7
Pension and other benefit obligations	14.8	1.2
Other	0.1	0.1

Net cash flows from operating activities	63.0	217.4

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(84.0)	(219.6)
Purchases of emission allowances	(9.1)	-
Other	(2.5)	(0.4)

Net cash flows used for investing activities	(95.6)	(220.0)

Cash flows from (used for) financing activities:
Preferred stock dividends	(3.9)	(3.9)
Capital contribution from parent	50.0	-
Repayment of capital to parent	(29.0)	(26.0)
Net change in short-term borrowings	18.9	6.1
Changes in cash overdrafts	(3.0)	20.4
Other	0.1	0.1

Net cash flows from (used for) financing activities	33.1	(3.3)

Net increase (decrease) in cash and cash equivalents	0.5	(5.9)
Cash and cash equivalents at beginning of period	0.4	6.2

Cash and cash equivalents at end of period	$0.9	$0.3

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$22.6	$18.9

Income taxes, net of refunds	$0.8	($18.4)

Significant noncash investing and financing activities:
Accrued capital expenditures	$40.0	$62.9

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three months ended March 31, 2010 and 2009, the condensed consolidated financial position at March 31, 2010 and Dec. 31, 2009, and the condensed consolidated statements of cash flows for the three months March 31, 2010 and 2009 have been made. Results for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2010. A change in management’s estimates or assumptions could have a material impact on IPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans -

Net Periodic Benefit Costs - The components of IPL’s net periodic benefit costs for its qualified defined benefit pension and other postretirement benefits plans for the three months ended March 31 were as follows (in millions):

	Qualified Defined Benefit Pension Plans		Other Postretirement Benefits Plans
	2010	2009	2010	2009
Service cost	$1.6	$1.5	$0.8	$0.8
Interest cost	4.1	4.1	1.7	1.8
Expected return on plan assets	(4.9)	(3.5)	(1.3)	(1.0)
Amortization of:
Transition obligation	--	--	0.1	--
Prior service cost (credit)	0.2	0.2	(0.4)	(0.4)
Actuarial loss	1.8	2.3	0.8	1.0

	$2.8	$4.6	$1.7	$2.2

In the above table, the qualified defined benefit pension plans costs represent only those respective costs for bargaining unit employees of IPL covered under the plans that are sponsored by IPL. The other postretirement benefits costs represent costs for all IPL employees. Corporate Services provides services to IPL, and as a result, IPL is allocated pension and other postretirement benefits costs associated with Corporate Services. The following table includes qualified pension benefits costs for IPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated qualified pension and other postretirement benefits costs associated with Corporate Services for IPL for the three months ended March 31 as follows (in millions; Not Applicable (N/A)):

	Qualified Pension Benefits Costs		Other Postretirement Benefits Costs
	2010	2009	2010	2009
Non-bargaining IPL employees participating in other plans	$--	$1.0	N/A	N/A
Allocated Corporate Services costs	--	0.4	$0.5	$0.4

Alliant Energy sponsors several non-qualified defined benefit pension plans that cover certain current and former key employees. For the three months ended March 31, 2010 and 2009, the pension expense allocated to IPL for these plans was $0.7 million and $0.9 million, respectively.

Estimated Future Employer Contributions - IPL estimates that funding for the qualified defined benefit pension plans for its bargaining unit employees and other postretirement benefits plans during 2010 will be $0 and $7 million, respectively, of which $2 million has been contributed to the other postretirement benefits plans through March 31, 2010.

(10) FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - IPL’s recurring items subject to fair value measurements disclosure requirements at March 31, 2010 and Dec. 31, 2009 were as follows (in millions):

	Fair Value Measurements	Level 1	Level 2	Level 3
March 31, 2010
Assets:
Derivative assets	$22.7	$--	$13.3	$9.4
Available-for-sale securities	2.3	0.5	1.7	0.1
Liabilities:
Derivative liabilities	63.7	--	63.3	0.4

Dec. 31, 2009
Assets:
Derivative assets	16.4	--	8.5	7.9
Available-for-sale securities	2.3	0.4	1.8	0.1
Liabilities:
Derivative liabilities	53.0	--	51.1	1.9

Additional information for IPL’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three months ended March 31 was as follows (in millions):

	Derivative Assets and Liabilities, net
	2010	2009
Beginning balance, Jan. 1	$6.1	$0.3
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	3.8	--
Purchases, sales, issuances and settlements, net	(0.8)	0.6

Ending balance, March 31	$9.1	$0.9

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets and liabilities held at March 31 (a)	$3.8	$--

(a) Recorded in “Regulatory assets” and “Regulatory liabilities” on IPL’s Condensed Consolidated Balance Sheets.

(13) SEGMENTS OF BUSINESS

Certain financial information relating to IPL’s business segments is as follows (in millions). Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
Three Months Ended March 31, 2010
Operating revenues	$309.6	$128.7	$16.2	$454.5
Operating income	18.5	18.8	1.0	38.3
Earnings available for common stock				5.8

Three Months Ended March 31, 2009
Operating revenues	310.1	153.0	29.3	492.4
Operating income	9.5	12.7	2.0	24.2
Earnings available for common stock				37.8

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
	(in millions)

Operating revenues:
Electric utility	$295.3	$298.0
Gas utility	96.2	111.6
Other	1.4	1.7

	392.9	411.3

Operating expenses:
Electric production fuel and energy purchases	109.9	130.2
Purchased electric capacity	24.7	30.3
Electric transmission service	24.7	23.6
Cost of gas sold	65.2	82.3
Other operation and maintenance	58.2	55.4
Depreciation and amortization	29.9	27.0
Taxes other than income taxes	10.6	10.4

	323.2	359.2

Operating income	69.7	52.1

Interest expense and other:
Interest expense	19.8	17.5
Equity income from unconsolidated investments	(9.5)	(9.5)
Allowance for funds used during construction	(2.6)	(0.9)

	7.7	7.1

Income before income taxes	62.0	45.0

Income taxes	25.0	13.7

Net income	37.0	31.3

Preferred dividend requirements	0.8	0.8

Earnings available for common stock	$36.2	$30.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	March 31, 2010	December 31, 2009
	(in millions)

Property, plant and equipment:
Electric plant in service	$2,734.7	$2,726.5
Gas plant in service	395.4	393.8
Other plant in service	223.1	219.8
Accumulated depreciation	(1,202.7)	(1,185.8)

Net plant	2,150.5	2,154.3
Leased Sheboygan Falls Energy Facility, less accumulated amortization	94.0	95.5
Construction work in progress:
Bent Tree - Phase I wind project	262.1	165.5
Other	47.2	39.4
Other, less accumulated depreciation	21.0	21.0

	2,574.8	2,475.7

Current assets:
Cash and cash equivalents	2.1	18.5
Accounts receivable:
Customer, less allowance for doubtful accounts	89.6	80.8
Unbilled utility revenues	72.4	86.7
Other, less allowance for doubtful accounts	50.4	45.7
Income tax refunds receivable	69.6	81.3
Production fuel, at weighted average cost	29.5	39.1
Materials and supplies, at weighted average cost	23.1	22.7
Gas stored underground, at weighted average cost	15.9	27.4
Regulatory assets	87.1	78.6
Prepaid gross receipts tax	29.8	38.5
Derivative assets	9.1	11.2
Other	21.0	30.3

	499.6	560.8

Investments:
Investment in American Transmission Company LLC	222.4	218.6
Other	22.5	22.7

	244.9	241.3

Other assets:
Regulatory assets	354.0	331.3
Deferred charges and other	62.9	72.3

	416.9	403.6

Total assets	$3,736.2	$3,681.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

CAPITALIZATION AND LIABILITIES	March 31, 2010	December 31, 2009

	(in millions, except per share and share amounts)

Capitalization:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	768.9	768.9
Retained earnings	427.7	419.6

Total Wisconsin Power and Light Company common equity	1,262.8	1,254.7
Cumulative preferred stock	60.0	60.0
Long-term debt, net (excluding current portion)	931.8	931.6

	2,254.6	2,246.3

Current liabilities:
Current maturities of long-term debt	-	100.0
Commercial paper	141.4	-
Accounts payable	76.2	99.6
Accounts payable to associated companies	22.7	15.7
Accrued interest	16.2	24.1
Regulatory liabilities	23.7	32.5
Derivative liabilities	59.3	51.0
Other	44.8	39.5

	384.3	362.4

Other long-term liabilities and deferred credits:
Deferred income taxes	500.2	490.8
Regulatory liabilities	158.2	159.6
Capital lease obligations - Sheboygan Falls Energy Facility	109.6	110.4
Pension and other benefit obligations	133.1	121.7
Other	196.2	190.2

	1,097.3	1,072.7

Total capitalization and liabilities	$3,736.2	$3,681.4

 The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
	(in millions)

Cash flows from operating activities:
Net income	$37.0	$31.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	29.9	27.0
Other amortizations	10.3	8.7
Deferred tax expense and investment tax credits	13.0	20.7
Equity income from unconsolidated investments	(9.5)	(9.5)
Distributions from equity method investments	8.5	7.3
Other	(1.7)	(0.4)

Other changes in assets and liabilities:
Accounts receivable	(0.8)	5.6
Income tax refunds receivable	11.7	(6.9)
Production fuel	9.6	5.0
Gas stored underground	11.5	34.7
Regulatory assets	(39.7)	(28.4)
Prepaid gross receipts tax	8.7	8.7
Accounts payable	(17.8)	(18.4)
Regulatory liabilities	(8.0)	(22.4)
Derivative liabilities	16.0	21.7
Pension and other benefit obligations	11.4	1.9
Other	17.6	5.4

Net cash flows from operating activities	107.7	92.0

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(138.6)	(76.0)
Advances for customer energy efficiency projects	(0.5)	(8.6)
Collections of advances for customer energy efficiency projects	7.5	11.4
Other	(2.7)	(3.7)

Net cash flows used for investing activities	(134.3)	(76.9)

Cash flows from (used for) financing activities:
Common stock dividends	(28.1)	(22.7)
Preferred stock dividends	(0.8)	(0.8)
Payments to retire long-term debt	(100.0)	-
Net change in short-term borrowings	141.4	8.6
Other	(2.3)	(4.5)

Net cash flows from (used for) financing activities	10.2	(19.4)

Net decrease in cash and cash equivalents	(16.4)	(4.3)
Cash and cash equivalents at beginning of period	18.5	4.5

Cash and cash equivalents at end of period	$2.1	$0.2

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$27.6	$21.8

Income taxes, net of refunds	($0.7)	($3.1)

Significant noncash investing and financing activities:
Accrued capital expenditures	$7.5	$23.5

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three months ended March 31, 2010 and 2009, the condensed consolidated financial position at March 31, 2010 and Dec. 31, 2009, and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 have been made. Results for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2010. A change in management’s estimates or assumptions could have a material impact on WPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans -

Net Periodic Benefit Costs - The components of WPL’s net periodic benefit costs for its qualified defined benefit pension and other postretirement benefits plans for the three months ended March 31 were as follows (in millions):

	Qualified Defined		Other Postretirement
	Benefit Pension Plan		Benefits Plans
	2010	2009	2010	2009
Service cost	$1.2	$1.3	$0.8	$0.8
Interest cost	3.9	3.9	1.4	1.4
Expected return on plan assets	(4.7)	(3.5)	(0.3)	(0.3)
Amortization of:
Prior service cost (credit)	0.1	0.2	(0.3)	(0.2)
Actuarial loss	2.1	2.8	0.5	0.3

	$2.6	$4.7	$2.1	$2.0

In the above table, the qualified defined benefit pension plan costs represent only those respective costs for bargaining unit employees of WPL covered under the plan that is sponsored by WPL. The other postretirement benefits costs represent costs for all WPL employees. Corporate Services provides services to WPL, and as a result, WPL is allocated pension and other postretirement benefits costs associated with Corporate Services. The following table includes qualified pension benefits costs for WPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated qualified pension and other postretirement benefits costs associated with Corporate Services for WPL for the three months ended March 31 as follows (in millions; Not Applicable (N/A)):

	Qualified Pension Benefits Costs		Other Postretirement Benefits Costs
	2010	2009	2010	2009
Non-bargaining WPL employees participating in other plans	$0.2	$0.8	N/A	N/A
Allocated Corporate Services costs	--	0.3	$0.3	$0.3

Alliant Energy sponsors several non-qualified defined benefit pension plans that cover certain current and former key employees. For the three months ended March 31, 2010 and 2009, the pension expense allocated to WPL for these plans was $0.4 million and $0.5 million, respectively.

Estimated Future Employer Contributions - WPL estimates that funding for the qualified defined benefit pension plan for its bargaining unit employees and other postretirement benefits plans during 2010 will be $0 and $9 million, respectively, of which $2 million has been contributed to the other postretirement benefits plans through March 31, 2010.

(10) FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - WPL’s recurring items subject to fair value measurements disclosure requirements at March 31, 2010 and Dec. 31, 2009 were as follows (in millions):

	Fair Value Measurements	Level 1	Level 2	Level 3
March 31, 2010
Derivative assets	$11.8	$--	$10.8	$1.0
Derivative liabilities	82.3	--	77.8	4.5

Dec. 31, 2009
Derivative assets	15.3	--	11.5	3.8
Derivative liabilities	66.3	--	62.2	4.1

Additional information for WPL’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three months ended March 31 was as follows (in millions):

	Derivative Assets and Liabilities, net
	2010	2009
Beginning balance, Jan. 1	($0.3)	$14.4
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(2.3)	(6.1)
Purchases, sales, issuances and settlements, net	(0.9)	(6.6)

Ending balance, March 31	($3.5)	$1.7

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets and liabilities held at March 31 (a)	($2.3)	($6.1)

(a) Recorded in “Regulatory assets” and “Regulatory liabilities” on WPL’s Condensed Consolidated Balance Sheets.

(13) SEGMENTS OF BUSINESS

Certain financial information relating to WPL’s business segments is as follows (in millions). Intersegment revenues were not material to WPL’s operations. Refer to Note 1(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of payments to Vestas in 2010 for WPL’s Bent Tree - Phase I wind project, which increased the assets of the electric segment.

	Electric	Gas	Other	Total
Three Months Ended March 31, 2010
Operating revenues	$295.3	$96.2	$1.4	$392.9
Operating income (loss)	53.7	16.8	(0.8)	69.7
Earnings available for common stock				36.2

Three Months Ended March 31, 2009
Operating revenues	298.0	111.6	1.7	411.3
Operating income (loss)	35.7	16.7	(0.3)	52.1
Earnings available for common stock				30.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (MDA)

This MDA includes information relating to Alliant Energy, IPL and WPL, as well as Resources and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this report as well as the financial statements, notes and MDA included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2009 (2009 Form 10-K). Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

CONTENTS OF MDA

Alliant Energy’s, IPL’s and WPL’s MDA consists of the following information:

•	Executive Summary
•	Strategic Overview
•	Rate Matters
•	Environmental Matters
•	Legislative Matters
•	Alliant Energy’s Results of Operations
•	IPL’s Results of Operations
•	WPL’s Results of Operations
•	Liquidity and Capital Resources
•	Other Matters
•	Market Risk Sensitive Instruments and Positions
•	New Accounting Pronouncements
•	Critical Accounting Policies and Estimates
•	Other Future Considerations

EXECUTIVE SUMMARY

Description of Business

General - Alliant Energy is an investor-owned public utility holding company whose primary subsidiaries are IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation and distribution of electric energy and the distribution and transportation of natural gas in selective markets in Iowa and southern Minnesota. WPL is a public utility engaged principally in the generation and distribution of electric energy and the distribution and transportation of natural gas in selective markets in southern and central Wisconsin. WPL also owns an approximate 16% interest in ATC, a transmission-only utility operating in Wisconsin, Michigan, Illinois and Minnesota. Resources is the parent company for Alliant Energy’s non-regulated businesses including RMT (environmental, consulting, engineering and renewable energy services), Transportation (short-line railway and barge transportation services), Non-regulated Generation (electric generating facilities management), and several other modest investments. Corporate Services provides administrative services to Alliant Energy and its subsidiaries. An illustration of Alliant Energy’s primary businesses is shown below.

Alliant Energy

Utility	Non-regulated and Parent
- Electric and gas services in IA (IPL)	- RMT (Resources)
- Electric and gas services in WI (WPL)	- Transportation (Resources)
- 16% interest in ATC (WPL)	- Non-regulated Generation (Resources)
- Electric and gas services in MN (IPL)	- Parent Company
- Corporate Services

Financial Results

Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the first quarter were as follows (dollars in millions, except per share amounts):

	2010		2009
	Income	EPS	Income	EPS
Utility	$42.0	$0.38	$68.3	$0.62
Non-regulated and Parent	1.4	0.01	4.3	0.04

	$43.4	$0.39	$72.6	$0.66

The above table includes utility and non-regulated and parent EPS, which are non-GAAP financial measures. Alliant Energy believes utility and non-regulated and parent EPS are useful to investors because they facilitate an understanding of segment performance and trends and provide additional information about Alliant Energy’s operations on a basis consistent with the measures that management uses to manage its operations and evaluate its performance. Alliant Energy’s management also uses utility EPS to determine incentive compensation.

Utility Business - Lower income in the first quarter of 2010 compared to the same period in 2009 was primarily due to:

•

$0.32 per share of state tax benefits in the first quarter of 2009 related to combined reporting for corporate income taxation in Wisconsin pursuant to legislation enacted in February 2009 and a decision by management to allow WPL to do business in Iowa;

•	higher depreciation and interest expense as a result of capital expenditures in 2009;
•	$0.06 per share of tax expense in the first quarter of 2010 related to Federal Health Care Legislation enacted in March 2010;
•	lower retail fuel-related recoveries at WPL in the first quarter of 2010;
•	higher incentive-related compensation costs;
•	AFUDC for IPL’s Whispering Willow - East wind project in the first quarter of 2009; and
•	higher electric transmission service expenses at IPL.

These items were partially offset by:

•	higher electric and gas revenues resulting from retail rate increases at IPL and WPL;
•	net impact of weather and weather hedges;
•	impacts of a wholesale customer settlement at WPL; and
•	lower purchased electric capacity costs at WPL.

Non-regulated Businesses and Parent - Lower income in the first quarter of 2010 compared to the same period in 2009 was primarily due to:

•

$0.04 per share of state income tax benefits ($0.09 per share of tax benefits at Parent and $0.05 of tax expenses at Non-regulated businesses) in the first quarter of 2009 related to combined reporting for corporate income taxation in Wisconsin pursuant to legislation enacted in February 2009.

This item was partially offset by:

•	higher earnings at RMT resulting from lower compensation and benefits costs in the first quarter of 2010.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting their respective earnings during the first quarter of 2010 and 2009.

Strategic Overview

The strategic plans for Alliant Energy, IPL and WPL focus on investments in wind generation to meet customer demand and renewable portfolio standards, emission controls at their existing fleet of electric generating facilities to meet environmental regulations and energy efficiency programs. Key strategic plan developments impacting Alliant Energy, IPL and WPL during 2010 include:

•	April 2010 - WPL began construction of its 200 MW Bent Tree - Phase I wind project in Freeborn County, Minnesota.
•	April 2010 - IPL filed an updated Emissions Plan and Budget with the IUB that proposes various emission control projects for its electric generating facilities.
•	April 2010 - WPL announced plans to move forward with the purchase of WEPCO’s 25% ownership interest in Edgewater Unit 5, subject to regulatory approval.

Refer to “Strategic Overview” for additional details regarding strategic plan developments.

Rate Matters

Alliant Energy’s utility subsidiaries, IPL and WPL, are subject to federal regulation by FERC, which has jurisdiction over wholesale electric rates, and state regulation in Iowa, Wisconsin and Minnesota for retail utility rates and standards of service. Key regulatory developments impacting Alliant Energy, IPL and WPL during 2010 include:

•

January 2010 - IPL received an order from the IUB authorizing a final annual retail electric rate increase of $84 million, or approximately 7%, plus the use of a portion of IPL’s regulatory liabilities to offset costs related to the cancelled Sutherland #4 project and future transmission service costs. The order also authorized IPL to recover $8 million of flood-related costs incurred in 2008.

•

March 2010 - IPL filed a request with the IUB to increase annual electric rates for its Iowa retail customers by $163 million, or approximately 14%. The request was based on a 2009 historical test year. An interim retail rate increase of $119 million, or approximately 10% on an annual basis, was implemented effective March 20, 2010 and will be subject to refund pending determination of final rates. As a part of its filing, IPL also proposed a customer cost management plan to help mitigate the impact of the rate increase on customers.

•

April 2010 - The Wisconsin legislature approved 2009 Assembly Bill 600, which contains a new electric fuel-related cost recovery mechanism that would allow Wisconsin utilities to automatically defer electric fuel-related costs that fall outside a symmetrical cost tolerance band and reflect the over/under recovery of these deferred costs in future billings to its retail customers. The new cost recovery mechanism is expected to become effective in the first quarter of 2011.

•

March 2010 and April 2010 - IPL filed proposals with each of the IUB and MPUC to implement an automatic adjustment clause for electric transmission service costs incurred by IPL to serve its utility customers in Iowa and Minnesota.

•

April 2010 - WPL received approval from the PSCW to refund $4 million to its retail electric customers in the second quarter of 2010 for retail fuel over collections during the period from Sep. 1, 2009 through Dec. 31, 2009.

•

April 2010 - WPL filed a request with the PSCW to reopen the rate order for its 2010 test year to increase annual retail electric rates by $35 million, or approximately 4%. The request was based on a forward-looking test period that includes 2011. Any rate changes granted are expected to be effective on Jan. 1, 2011, which is the start of the test-year period.

•

April 2010 - WPL filed a request with the PSCW to increase annual retail electric rates by $9 million to recover anticipated increased electric production fuel and energy purchases (fuel-related costs) in 2010. Actual fuel-related costs through March 2010, combined with projections of continued higher fuel-related costs for the remainder of 2010, significantly exceeded the amounts being recovered in retail electric rates at the time of the filing. WPL expects a decision from the PSCW regarding interim rates in the second quarter of 2010.

Refer to “Rate Matters” for additional details regarding regulatory developments, including IPL’s plans to file a retail electric rate case in Minnesota in May 2010.

Environmental Matters

Alliant Energy, IPL and WPL are subject to regulation of environmental matters by various federal, state and local authorities. Key environmental developments during 2010 that may impact Alliant Energy, IPL and WPL include:

•

January 2010 - The Wisconsin Department of Natural Resources adopted a revised state thermal rule, subject to EPA approval, regulating the amount of heat that generating facilities can discharge into Wisconsin waters.

•

January 2010 - The EPA issued a proposal to reduce the primary NAAQS standard for ozone and establish a new seasonal secondary standard for ozone. The final rule is expected to be issued by August 2010 and final designations of non-attainment areas are expected to be issued by August 2011.

•	January 2010 - The EPA issued a final rule to strengthen the primary NAAQS for NOx as measured by NO2. The EPA expects to designate non-attainment areas for the new NO2 standard by January 2012.
•

January 2010 - The EPA issued an information collection request for coal- and oil-fired electric utility steam generation units over 25 MW in order to develop a proposed Utility MACT standard for the control of mercury and other federal hazardous air pollutants. The EPA is currently negotiating a consent decree that could require the agency to propose Utility MACT standards no later than March 2011 and promulgate final standards no later than November 2011.

•

March 2010 - The EPA issued a final rule establishing national emission standards for hazardous air pollutants for existing diesel-fired stationary reciprocating internal combustion engines (RICE), including compression ignition engines. The final rule will apply to certain existing RICE at IPL, WPL and certain of Alliant Energy’s non-regulated operations.

•

April 2010 - The EPA issued a final rule that regulates GHG emissions from motor vehicles as a pollutant under the CAA. This rule is not expected to have a material impact on Alliant Energy, IPL and WPL. However, the EPA’s issuance of this rule under the CAA enables it to regulate GHG stationary sources, including electric utility operations.

•

April 2010 - The EPA issued a reconsidered interpretation of the memorandum issued in December 2008 by the then acting EPA Administrator. The EPA’s reconsidered interpretation determines that no stationary sources will be required to obtain GHG CAA permits under the GHG Tailoring Rule prior to January 2011. This reconsidered interpretation is currently being challenged by several groups in the D.C. Circuit Court.

Refer to “Environmental Matters” for additional details regarding environmental developments.

Legislative Matters

Alliant Energy, IPL and WPL monitor various legislative developments, including those relating to climate change, tax and other matters. Key legislative developments impacting Alliant Energy, IPL and WPL during 2010 include:

•

March 2010 - Federal Health Care Legislation was enacted. One of the most significant provisions of the Federal Health Care Legislation for Alliant Energy, IPL and WPL requires a reduction in their tax deductions for retiree health care costs beginning in 2013, to the extent their drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. The reduction in the future deductibility of retiree health care costs accrued as of Dec. 31, 2009 required Alliant Energy, IPL and WPL to record deferred income tax expense of $7.1 million, $3.7 million and $3.1 million, respectively, in the first quarter of 2010. In addition, Alliant Energy, IPL and WPL currently anticipate increased annual tax expense beginning in 2010 of approximately $1.6 million $0.8 million, and $0.7 million, respectively, as a result of this legislation.

Refer to “Legislative Matters” for additional details regarding legislative developments.

Liquidity and Capital Resources

Based on their current liquidity positions and capital structures, Alliant Energy, IPL and WPL believe they will be able to secure the additional capital required to implement their strategic plans and to meet their long-term contractual obligations. Key financing developments impacting Alliant Energy, IPL and WPL during 2010 include:

•

January 2010 - Alliant Energy announced an increase in its expected annual common stock dividend from $1.50 per share to $1.58 per share, which is equivalent to a rate of $0.395 per share per quarter, beginning with the Feb. 12, 2010 dividend payment.

•	March 2010 - At March 31, 2010, Alliant Energy and its subsidiaries had $273 million of available capacity under their revolving credit facilities and $140 million of cash and cash equivalents.
•	March 2010 - WPL paid at maturity $100 million of its 7.625% debentures.
•

April 2010 - IPL’s amended and restated Receivables Purchase and Sale Agreement (Agreement) became effective. IPL plans to receive up to $160 million from the sale of receivables under the Agreement beginning in the second quarter of 2010.

Refer to “Liquidity and Capital Resources” for additional details regarding financing developments.

STRATEGIC OVERVIEW

A summary of Alliant Energy’s strategic overview is included in the 2009 Form 10-K and has not changed materially from the items reported in the 2009 Form 10-K, except as described below.

Utility Generation Plans - The generation projects in the current utility generation plans for Alliant Energy, IPL and WPL through 2013 are as follows (To Be Determined (TBD); Not Applicable (N/A)):

Primary Generation Type	Project Name / Location	Capacity (MW)	Expected Availability Date	Cost Estimate (a)	Current Capitalized Costs (b)	Actual / Expected Regulatory Decision Date
IPL:
Wind	Whispering Willow - West Franklin County, IA	100	2012	$225 - $275	$29	TBD

WPL:

Wind	Bent Tree - Phase I Freeborn County, MN	200	Q4 2010 and Q1 2011	440 - 460	257	October 2009

Natural-gas	Riverside Energy Center Beloit, WI	600	2013	365 - 375	N/A	2012 - 2013

Coal	25% of Edgewater Unit 5 Sheboygan, WI	95	Q4 2010	40 - 45	N/A	Q4 2010

					$286

(a) Cost estimates represent IPL’s or WPL’s estimated portion of the total escalated construction and acquisition expenditures in millions of dollars and exclude AFUDC, if applicable.

(b) Costs represent capitalized expenditures in millions of dollars recorded in “Property, plant and equipment” on the respective Condensed Consolidated Balance Sheets as of March 31, 2010 and exclude AFUDC, if applicable.

Bent Tree -

Construction status - Construction of Bent Tree - Phase I began in April 2010 and is expected to take up to 12 months to complete. WPL plans to utilize 200 MW of wind turbine generator sets and related equipment under the master supply agreement entered into with Vestas in 2008 for the Bent Tree - Phase I wind project. In 2009 and the first quarter of 2010, WPL made progress payments of $146 million and $92 million, respectively, to Vestas for the 200 MW of wind turbine generator sets and related equipment. These progress payments, along with the expenditures to acquire the wind site, are included in the $257 million of current capitalized costs in the above table.

Regulatory approval - In July 2009, WPL received an order from the PSCW granting a Certificate of Authority (CA) to construct the 200 MW project. In August 2009, Wisconsin Industrial Energy Group, Inc. and Citizens Utility Board filed a Petition for Review with the Circuit Court of Dane County, Wisconsin seeking judicial review of: 1) the PSCW’s November 2008 interim order that determined WPL’s application for the Bent Tree - Phase I wind project must be reviewed under the CA statute and not the Certificate of Public Convenience and Necessity statute; and 2) the PSCW’s July 2009 final order that granted WPL a CA to construct the Bent Tree - Phase I wind project. In October 2009, the PSCW filed a motion to dismiss the petition, which was subsequently denied in April 2010. WPL currently expects a decision regarding this petition in the third or fourth quarter of 2010. WPL cannot currently predict the outcome of this case.

Edgewater Unit 5 - Refer to Note 12(f) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of WPL’s anticipated purchase of WEPCO’s 25% ownership interest in Edgewater Unit 5. WPL and WEPCO currently plan to file for regulatory approval for this transaction in the second quarter of 2010 and expect a decision from the regulators by the end of 2010.

Environmental Compliance Plans - Alliant Energy, IPL and WPL have developed environmental compliance plans to help ensure cost effective compliance with current and proposed environmental regulations expected to significantly reduce future emissions of NOx, SO2 and mercury at their generating facilities. The following provides details of capital expenditure estimates for 2010 through 2012 for emission control projects included in Alliant Energy’s, IPL’s and WPL’s current environmental compliance plans (in millions):

Generating Unit	Emissions Controlled	Technology	2010	2011	2012
IPL:
Lansing Unit 4	NOx and Mercury	SCR and Baghouse	$55	$–	$–
Ottumwa	Mercury	Baghouse	5	30	30

			60	30	30

WPL:
Edgewater Unit 5 (a)	NOx	SCR	15	40	45
Columbia Units 1 and 2	SO2 and Mercury	Scrubber and Baghouse	20	100	125

			35	140	170

Alliant Energy			$95	$170	$200

(a) Capital expenditure estimates above represent only WPL’s current ownership interest in Edgewater Unit 5 and do not include additional amounts associated with the potential purchase of WEPCO’s 25% ownership interest in Edgewater Unit 5.

IPL’s Emission Control Projects - In April 2010, IPL filed an updated Emissions Plan and Budget (EPB) with the IUB. IPL’s updated EPB filing includes the emission control projects listed in the above table that were included in IPL’s prior EPB filings as well as additional proposed emission control projects at IPL’s electric generating units that are expected to be required to meet proposed environmental rules and regulations. Once the EPB filing is approved by the IUB and greater certainty exists regarding numerous proposed environmental rules and regulations, IPL will re-examine these additional proposed emission control projects included in the EPB filing prior to making a determination on whether to proceed with, and the timing of, the projects. IPL currently expects the IUB to issue its decision on the EPB filing in the third or fourth quarter of 2010.

Lansing Unit 4 - IPL is currently installing a SCR system and baghouse at Lansing Unit 4 and expects to place these projects into service in the second quarter of 2010. Total capital expenditures, excluding AFUDC, for the Lansing Unit 4 emission controls are currently estimated to be $188 million ($94 million for controls to reduce NOx and $94 million for controls to reduce mercury). As of March 31, 2010, Alliant Energy and IPL incurred capitalized expenditures of $80 million and recognized $5 million of AFUDC for the SCR system and incurred capitalized expenditures of $73 million and recognized $2 million of AFUDC for the baghouse at Lansing Unit 4. These capitalized expenditures related to the SCR system and baghouse are recorded in “Construction work in progress - Lansing Generating Station Unit 4 emission controls” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets.

Ottumwa Generating Station (Ottumwa) - IPL has not yet begun installing a baghouse at Ottumwa pending approval of IPL’s EPB filed with the IUB in April 2010.

WPL’s Emission Control Projects -

WPL has not yet begun installing a SCR system at Edgewater Unit 5 or a scrubber and baghouse at Columbia pending PSCW approval of the CA applications for these projects. WPL currently expects the PSCW to issue rulings on its CA applications for these projects in the second quarter of 2010.

RATE MATTERS

A summary of Alliant Energy’s rates and regulatory matters is included in the 2009 Form 10-K and has not changed materially from the items reported in the 2009 Form 10-K, except as described below.

Retail Base Rate Filings - Details of IPL’s and WPL’s retail base rate cases impacting its historical and future results of operations are as follows (dollars in millions; Electric (E); Gas (G); Not Applicable (N/A); To Be Determined (TBD)):

Retail Base Rate Cases	Utility Type	Filing Date	Interim Increase Implemented (a)	Interim Effective Date	Final Increase Granted	Expected/ Actual Final Effective Date	Return on Common Equity
WPL:
2011 Test Year	E	Apr-10	N/A	N/A	TBD	Jan-11	N/A
2010 Test Year	E/G	May-09	N/A	N/A	E-$59; G-$6	Jan-10	10.4%
IPL:
Iowa 2009 Test Year	E	Mar-10	$119	Mar-10	TBD	TBD	TBD
Iowa 2008 Test Year	E	Mar-09	84	Mar-09	84	Feb-10	10.5%

(a) Interim rates are implemented (without regulatory review for IPL in Iowa), subject to refund, pending determination of final rates. The amount of the interim rates is replaced by the amount of final rates once the final rates are granted.

WPL’s Retail Rate Case (2011 Test Year) - In April 2010, WPL filed a request with the PSCW to reopen the rate order for its 2010 test year to increase annual retail electric rates by $35 million, or approximately 4%. The request was based on a forward-looking test period that includes 2011. The key drivers for the filing include recovery of investments in WPL’s Bent Tree - Phase I wind project and expiring deferral credits, partially offset by lower variable fuel expenses. Any rate changes granted are expected to be effective on Jan. 1, 2011, which is the start of the test-year period.

WPL’s Retail Rate Case (2010 Test Year) - In December 2009, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $59 million, or approximately 6%, and an annual retail natural gas increase of $6 million, or approximately 2%, effective January 1, 2010. The annual retail electric rate increase of $59 million reflects an increase in the non-fuel component of rates and a decrease in the fuel component of rates.

IPL’s Iowa Retail Rate Case (2009 Test Year) - In March 2010, IPL filed a request with the IUB to increase annual electric rates for its Iowa retail customers by $163 million, or approximately 14%. The request was based on a 2009 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing include recovery of investments in the Whispering Willow - East wind project and emission control projects at Lansing Unit 4, and recovery of increased electric transmission service costs. An interim retail rate increase of $119 million, or approximately 10% on an annual basis, was implemented effective March 20, 2010 and will be subject to refund pending determination of final rates. The interim rate increase of $119 million and final rate increase of $163 million were calculated based on the following (Return on Common Equity (ROE)):

	Interim Rates	Final Rates
Regulatory capital structure:
Common equity	49.5%	50.6%
Long-term debt	42.9%	43.7%
Preferred equity	7.6%	5.7%

Weighted average cost of capital:
Emery Generating Station (ROE - 12.2%)	9.6%	9.5%
Whispering Willow - East (ROE - 11.7%)	9.4%	9.2%
Other (ROE - 10.5%)	8.8%	8.6%
2009 average electric rate base (a)	$2.2 billion	$2.4 billion
(a)	The 2009 average electric rate base for final rates includes the full investment costs for IPL’s emission control projects at Lansing Unit 4 and the Whispering Willow - East wind project. The 2009 average electric rate base for interim rates does not include any investment costs for IPL’s emission control projects at Lansing Unit 4 and only the Iowa retail portion of the cost cap amount of $417 million for the Whispering Willow - East wind project.

Interim rates implemented in March 2010 include the impact of increased transmission service rates billed by ITC that went into effect on Jan. 1, 2010. Refer to “Proposed Changes to Rate Recovery Mechanisms” below for discussion of IPL’s proposal to implement an automatic cost recovery rider for annual changes in electric transmission service costs effective with final rates.

IPL’s filing also requested approval of a customer cost management plan to reduce the impact of this rate increase on customers over the next three years. If approved by the IUB, IPL expects the cost management plan to phase-in the impact of the rate increase by providing aggregate credits to customer bills of $90 million in the first year, $60 million in the second year and $24 million in the third year. The credits would be reflected in the monthly fuel cost portion of the customer bills.

The proposed customer cost management plan intends to utilize regulatory liabilities representing remaining proceeds owed to customers from previous asset sales, as well as pending tax benefits, to temporarily offset the impacts of the rate increase. Details of these regulatory liabilities are as follows (in millions):

	Regulatory liability at March 31, 2010	Amounts that will be utilized under previous IUB orders	Amounts to be utilized under the proposed cost management plan	Remaining amount to be addressed in future rate cases
DAEC sale	$46	($22)	($22)	$2
Electric transmission assets sale	78	(43)	(24)	11
Potential tax benefits	164	–	(128)	36

	$288	($65)	($174)	$49

DAEC Sale - In 2006, IPL completed the sale of its 70% ownership interest in DAEC and recognized a regulatory liability of $59 million related to the gain resulting from the sale. In 2009, IPL received $12 million as part of a settlement of a claim filed against the U.S. Department of Energy (DOE) in 2004 for recovery of damages due to the DOE’s delay in accepting spent nuclear fuel produced at DAEC. IPL recognized the $12 million received from the settlement as an increase to the regulatory liability established with the sale of DAEC. In 2009, the IUB authorized IPL to utilize $29 million of this regulatory liability to reduce electric plant in service related to the cumulative AFUDC recognized for the Whispering Willow - East wind project. In January 2010, the IUB authorized IPL to utilize $26 million of this regulatory liability to offset the amortization of costs incurred for the Sutherland #4 project over a five-year period ending September 2014. The outstanding balance of this regulatory liability accrues interest at the monthly average U.S. Treasury rate for three-year maturities and has accrued cumulative interest of $8 million through March 31, 2010. IPL is proposing to utilize $22 million of this regulatory liability to fund its proposed customer cost management plan.

Electric Transmission Assets Sale - In 2007, IPL completed the sale of its electric transmission assets to ITC and recognized a regulatory liability of $89 million related to the gain resulting from the sale. In 2009, the IUB issued an order authorizing IPL to use a portion of this regulatory liability to reduce Iowa retail electric customers’ rates by $12 million for the period from July 2009 through February 2010 with billing credits included in the monthly fuel cost portion of the customer bills. In January 2010, the IUB issued an order authorizing IPL to use $46 million of this regulatory liability to offset electric transmission costs expected to be billed to IPL by ITC in 2010 related to ITC’s 2008 transmission revenue adjustment. The outstanding balance of this regulatory liability accrues interest at the monthly average U.S. Treasury rate for three-year maturities and has accrued cumulative interest of $4 million through March 31, 2010. IPL is proposing to utilize $24 million of this regulatory liability to fund its proposed customer cost management plan.

Potential Tax Benefits - In 2009, IPL filed a request with the IUB to create a regulatory liability account for potential tax benefits resulting from changes in accounting methodologies and tax elections available under the Internal Revenue Code. These potential tax benefits are related to the tax treatment of repair expenditures, allocation of insurance proceeds from the floods in 2008 and mixed service costs. IPL is proposing a Tax Benefit Rider as part of the customer cost management plan to provide a mechanism to reduce customer bills over a three-year period by approximately $128 million while the issues are under IRS audit. The Tax Benefit Rider proposal would provide a mechanism to ensure only those amounts sustained under IRS audit are retained by customers. The cost management plan includes the ability to record a regulatory asset if amounts credited to customer bills are in excess of the amounts sustained under IRS audit. In February 2010, IPL received approval from the IUB to create a regulatory liability account for these potential tax benefits. Refer to “Other Matters - Other Future Considerations - Tax Accounting for Mixed Service Costs” for discussion of additional regulatory liabilities that may be recognized in the future related to mixed service costs.

IPL’s Iowa Retail Electric Rate Case (2008 Test Year) - In March 2009, IPL filed a request with the IUB to increase annual rates for its Iowa retail electric customers. The filing was based on a 2008 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after commencement of the proceeding. In conjunction with the filing, IPL implemented an interim retail electric rate increase of $84 million, on an annual basis, effective March 27, 2009 without regulatory review and subject to refund pending determination of final rates from the request. In January 2010, IPL received an order from the IUB authorizing final rates equivalent to the interim rate increase.

Planned IPL Minnesota Retail Electric Rate Case - IPL anticipates filing a request with the MPUC in May 2010 to increase annual electric rates for its Minnesota retail customers by $15 million, or 22%. The key drivers for the filing include recovery of increased electric transmission service costs, and investments in the Whispering Willow - East wind project and emission control projects at Lansing Unit 4. If approved, IPL anticipates implementing interim rates, subject to refund, of $14 million, or 21%, in July 2010. Interim rates would remain in effect until the MPUC issues a decision on final rates, which is expected in the second quarter of 2011.

Other Utility Rate Case Information - With the exception of recovering a return on additions to IPL’s and WPL’s infrastructure, a significant portion of the rate increases included in the above table reflect a recovery of increased costs incurred or expected to be incurred by IPL and WPL. Thus, increases in revenues from rate increases cannot be expected to result in an equal increase in income to either IPL or WPL, as applicable.

Retail Fuel-related Rate Filings -

2010 Test Year - In April 2010, WPL filed a request with the PSCW to increase annual retail electric rates by $9 million to recover anticipated increased electric production fuel and energy purchases (fuel-related costs) in 2010. Actual fuel-related costs through March 2010, combined with projections of continued higher fuel-related costs for the remainder of 2010, significantly exceeded the amounts being recovered in retail electric rates at the time of the filing. WPL expects a decision from the PSCW regarding interim rates in the second quarter of 2010.

2009 Test Year - In August 2009, WPL notified the PSCW that its actual retail fuel-related costs incurred during the month of July 2009 were below the monthly monitoring range of plus or minus 8% and projected annual retail fuel-related costs for 2009 could fall outside the annual monitoring range of plus or minus 2%. In September 2009, the PSCW issued an order that set WPL’s retail electric fuel rates subject to refund beginning Sep. 1, 2009. In April 2010, WPL received approval from the PSCW to refund $4 million to its retail electric customers for retail fuel over collections during the period from Sep. 1, 2009 through Dec. 31, 2009. As of Mar. 31, 2010, WPL reserved $4 million, including interest, for these refunds anticipated to be paid to its retail electric customers in the second quarter of 2010.

Proposed Changes to Rate Recovery Mechanisms

IPL’s Iowa Transmission Rider - In March 2010, IPL filed a proposal with the IUB, as part of its 2009 test year rate case, to implement an automatic cost recovery rider for annual changes in electric transmission service costs. The proposed automatic cost recovery rider would not require a base rate case for annual revisions of rates charged to IPL’s Iowa retail electric customers, but would require that the electric transmission service costs incurred be fully reconciled against the revenues collected for such costs. IPL anticipates a decision from the IUB on this request in January 2011.

IPL’s Minnesota Transmission Rider - In January 2010, IPL filed a proposal with the MPUC to implement an automatic cost recovery rider for annual changes in electric transmission service costs. The proposed automatic cost recovery rider would not require a base rate case for annual revisions of rates charged to IPL’s Minnesota retail electric customers, but would require that the electric transmission service costs incurred be fully reconciled against the revenues collected for such costs. In February 2010, the Minnesota Office of Energy Security recommended to the MPUC that it deny IPL’s request for a transmission rider and address the issue in IPL’s Minnesota 2009 test year rate case. IPL is currently unable to determine when the MPUC will take action on this request.

IPL’s Minnesota Renewable Energy Rider - In April 2010, IPL filed a proposal with the MPUC to implement an automatic cost recovery rider to recover costs associated with renewable generation costs. Initially, this would allow recovery of IPL’s Whispering Willow - East wind project located in Iowa. The proposed automatic cost recovery rider would not require a base rate case for annual revisions of rates charged to IPL’s Minnesota retail electric customers, but would require that the renewable energy costs incurred be fully reconciled against the revenues collected for such costs. IPL is currently unable to determine when the MPUC will take action on this request.

WPL’s Wholesale Formula Rate Change - In August 2009, WPL filed a request with FERC seeking approval of changes to WPL’s wholesale formula rates in order to implement for billing purposes the full impact of accounting for defined benefit postretirement plans. In October 2009, WPL’s wholesale customers requested that FERC suspend the August 2009 filing and set up an evidentiary hearing to be held pending the outcome of settlement discussions with WPL. WPL and the wholesale customers have reached a settlement regarding the formula rate change and expect to file a request with FERC in the second quarter of 2010 seeking approval of the settlement.

Electric Fuel-related Cost Recovery Mechanism in Wisconsin - In November 2009, legislation (2009 Assembly Bill 600) was introduced in Wisconsin to change statutes related to the process by which utilities recover electric fuel-related costs from their retail electric customers. The new electric fuel-related cost recovery mechanism in 2009 Assembly Bill 600 allows Wisconsin utilities to automatically defer electric fuel-related costs that fall outside a symmetrical cost tolerance band and reflect the over/under recovery of these deferred costs in future billings to its retail customers. Once effective, this proposed change will eliminate the current regulatory lag between the point in time fuel-related costs fall outside tolerance bands and the point in time when new rates are placed into effect. The 2009 Assembly Bill 600 was approved by the Wisconsin Assembly and the Wisconsin Senate in February 2010 and April 2010, respectively. Once the legislation is signed into law by Wisconsin’s governor, administrative rules consistent with the new statute will be developed. Alliant Energy and WPL currently expect the new electric fuel-related cost recovery mechanism will be effective in the first quarter of 2011.

Economic Development Program - In November 2009, WPL filed a request with the PSCW for approval of a proposed economic development program to attract and retain industrial customers in WPL’s service territory. The proposed program would permit WPL to provide eligible industrial customers a discounted rate based upon specifically-defined conditions. To be eligible for the proposed program, each customer would need to demonstrate that it is also eligible for direct governmental assistance through a local, state or federal economic development program, in addition to other criteria. The discount amounts would be limited to ensure recovery of marginal costs and would be continually decreased until a customer was paying the full tariff rate. In March 2010, the PSCW approved WPL’s proposed economic development program.

WPL’s Deferral Request for Federal Health Care Legislation Costs - In April 2010, WPL filed a request with the PSCW for authorization to defer the anticipated and potential incremental costs WPL expects to incur in order to comply with the Federal Health Care Legislation that was enacted in March 2010. Alliant Energy and WPL are currently unable to predict the outcome of this request.

ENVIRONMENTAL MATTERS

A summary of Alliant Energy’s environmental matters is included in the 2009 Form 10-K and has not changed materially from the items reported in the 2009 Form 10-K, except as described below.

Air Quality -

Emission Standards for Internal Combustion Engines - In March 2010, the EPA issued a final rule establishing national emission standards for hazardous air pollutants for existing diesel-fired stationary reciprocating internal combustion engines (RICE), including compression ignition engines. The final rule will apply to certain existing RICE at IPL, WPL and certain of Alliant Energy’s non-regulated operations. Alliant Energy, IPL and WPL are currently evaluating requirements from the final RICE rule and believe that capital investments and/or modifications resulting from the rule could be material.

Industrial Boiler and Process Heater MACT Rule - In April 2010, the EPA issued a revised Industrial Boiler and Process Heater MACT rule proposal for public comment. A final rule is expected to be issued by the EPA later in 2010. Alliant Energy, IPL and WPL are currently unable to predict the impact of any potential Industrial Boiler and Process Heater MACT standard changes on their financial condition or results of operations.

Water Quality -

Mississippi River Arsenic Total Maximum Daily Load (TMDL) (Section 303(d) of the Federal Clean Water Act) - In February 2010, the EPA issued for comment a proposal to establish a TMDL for arsenic discharges into two separate segments of the Mississippi River along the Iowa and Illinois borders. IPL’s generating stations that are within the Mississippi River watershed and around these two segments of the river could be impacted by the proposed TMDL. Alliant Energy and IPL are currently unable to predict the final requirements of the proposed TMDL; however, should capital investments and/or modifications be required, Alliant Energy and IPL believe they could be significant.

Land and Solid Waste -

MGP Sites - Refer to Note 12(e) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s and WPL’s MGP sites.

EPA GHG Rulemakings -

EPA Rulemaking Governing GHG Emissions from Motor Vehicles - In April 2010, the EPA, under authority from the GHG Endangerment and Cause or Contribute Finding, issued a final rule that regulates GHG emissions from motor vehicles as a pollutant under the CAA. This rule is not expected to have a material impact on Alliant Energy, IPL and WPL. However, the EPA’s issuance of this rule under the CAA enables it to regulate GHG stationary sources, including electric utility operations. Alliant Energy, IPL and WPL are currently unable to predict the timing and nature of GHG stationary source rules for GHG emissions, but expect that expenditures to comply with these regulations could be significant.

GHG Tailoring Rule and Interpretative Guidance - In April 2010, the EPA issued a reconsidered interpretation of the memorandum issued in December 2008 by the then acting EPA Administrator. The EPA’s reconsidered interpretation determines that no stationary sources will be required to obtain GHG CAA permits under the GHG Tailoring Rule prior to January 2011. This reconsidered interpretation is currently being challenged by several groups in the D.C. Circuit Court. Alliant Energy, IPL and WPL are currently unable to predict the final outcome of the EPA’s proposed permitting rule, but expect that expenditures to comply with any regulations to reduce GHG emissions could be significant.

LEGISLATIVE MATTERS

A summary of Alliant Energy’s legislative matters is included in the 2009 Form 10-K and has not changed materially from the items reported in the 2009 Form 10-K, except as described below.

Climate Change Legislation in Wisconsin - In 2009, Senate Bill 450 and Assembly Bill 649 were introduced, proposing enactment of some of the Wisconsin Task Force on Global Warming recommendations. Neither of these bills passed in the legislative session that ended in April 2010 and as a result are no longer viable.

Federal Health Care Legislation - In March 2010, Federal Health Care Legislation was enacted. One of the most significant provisions of the Federal Health Care Legislation for Alliant Energy, IPL and WPL requires a reduction in their tax deductions for retiree health care costs beginning in 2013, to the extent their drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. The reduction in the future deductibility of retiree health care costs accrued as of Dec. 31, 2009 required Alliant Energy, IPL and WPL to record deferred income tax expense of $7.1 million, $3.7 million and $3.1 million, respectively, in the first quarter of 2010. In addition, Alliant Energy, IPL and WPL currently anticipate increased annual tax expense beginning in 2010 of approximately $1.6 million $0.8 million, and $0.7 million, respectively, as a result of this legislation.

The Federal Health Care Legislation also contains provisions that may impact future benefits costs for Alliant Energy, IPL and WPL. These provisions include the elimination of annual and lifetime caps for certain benefits beginning in 2011 and the implementation of an excise tax for health insurance plans with annual premiums in excess of certain thresholds beginning in 2018. Alliant Energy currently estimates the impact of this legislation may increase future benefits costs up to $11 million ($6 million for IPL and $5 million for WPL) annually. Alliant Energy, IPL and WPL are currently exploring options to mitigate these potential increases in future benefits costs.

Federal Regulatory Reform Legislation - In April 2010, the Senate Agriculture Committee approved legislation regulating the trading of derivatives. The Senate Agriculture Committee legislation contains a commercial end-user exemption that would allow utilities to continue trading derivatives “over-the-counter” without having to make all such trades through cleared exchanges with collateral requirements. The Senate Agriculture Committee legislation is expected to be included in a larger financial reform package to be considered by the U.S. Senate in the future. As a result, Alliant Energy, IPL and WPL as well as other end-users of derivatives may not fall under the scope of this legislation. Alliant Energy, IPL and WPL are currently unable to determine the ultimate impact of this proposed legislation on their financial condition and results of operations.

Electric Fuel-related Cost Recovery Mechanism in Wisconsin - Refer to “Rate Matters” for discussion of pending legislation that may change the electric fuel-related cost recovery mechanism in Wisconsin.

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview - First Quarter Results - Refer to “Executive Summary” for an overview of Alliant Energy’s first quarter 2010 and 2009 earnings and the various components of Alliant Energy’s business. Additional details of Alliant Energy’s earnings for the three months ended March 31, 2010 and 2009 are discussed below.

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

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$228.4	$221.1	3%	2,040	2,148	(5%)
Commercial	135.3	127.7	6%	1,520	1,545	(2%)
Industrial	159.3	161.9	(2%)	2,639	2,725	(3%)

Retail subtotal	523.0	510.7	2%	6,199	6,418	(3%)
Sales for resale:
Wholesale	53.3	49.6	7%	863	899	(4%)
Bulk power and other	15.5	36.6	(58%)	416	560	(26%)
Other	13.1	11.2	17%	40	42	(5%)

Total revenues/sales	604.9	608.1	(1%)	7,518	7,919	(5%)

Electric production fuel expense	86.8	102.2	(15%)
Energy purchases expense	123.6	152.4	(19%)
Purchased electric capacity expense	63.3	67.8	(7%)

Margins	$331.2	$285.7	16%

First Quarter 2010 vs. First Quarter 2009 Summary - Electric margins increased $46 million, or 16%, primarily due to the impact of non-fuel retail rate increases at IPL and WPL, which increased electric revenues by $45 million in the first quarter of 2010, the impact of a wholesale formula rate change, which increased electric revenues at WPL by $4 million in the first quarter of 2010, $4 million of lower purchased electric capacity expenses at WPL related to the RockGen Energy Center (RockGen) PPA, which terminated in May 2009, and an estimated $2 million increase in electric margins from changes in the net impacts of weather conditions and Alliant Energy’s weather hedging activities. These items were partially offset by a $9 million reduction in electric margins from changes in the recovery of electric production fuel and energy purchases at WPL and a decrease in weather-normalized sales volumes.

Non-fuel Retail Rate Increases - Increases to Alliant Energy’s electric revenues from the impacts of non-fuel retail rate increases for the three months ended March 31, 2010 were as follows (dollars in millions):

Retail Base Rate Cases	Percent Increase	Effective Date	Revenue Impact
WPL:
2010 Test Year	6%	Jan. 1, 2010	$24
IPL:
Iowa 2009 Test Year	10%	March 20, 2010	3
Iowa 2008 Test Year	7%	March 27, 2009	18

			$45

Electric Production Fuel and Energy Purchases (Fuel-related) Cost Recoveries - Alliant Energy burns coal and other fossil fuels to produce electricity at its generating facilities. The cost of fossil fuels used during each period is included in electric production fuel expense. Alliant Energy also purchases electricity to meet the demand of its customers and charges these costs to energy purchases expense. Alliant Energy’s electric production fuel expense decreased $15 million, or 15%. The decrease was primarily due to lower costs of natural gas swap contracts used to mitigate pricing volatility for fuel used to supply IPL’s Emery Generation Station. Alliant Energy’s energy purchases expense decreased $29 million, or 19%. The decrease was primarily due to lower energy purchased volumes and lower energy prices. The impact of the changes in energy purchases volumes were largely offset by the impact of changes in bulk power sales volumes discussed below.

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

WPL’s retail fuel-related costs incurred in the first quarter of 2010 were higher than the forecasted fuel-related costs used to set retail rates during such period. WPL estimates the higher than forecasted retail fuel-related costs decreased electric margins by approximately $9 million in the first quarter of 2010. WPL’s recovery of retail fuel-related costs during the first quarter of 2009 did not have a material impact on its electric margins. In April 2010, WPL filed a request with the PSCW to increase its annual fuel-related retail electric rates for the remainder of 2010 to recover anticipated increased electric production fuel and energy purchases for 2010.

Refer to “Rate Matters” for additional information relating to electric rate increases, the wholesale formula rate change and anticipated changes to the retail rate recovery mechanism in Wisconsin for electric production fuel and energy purchases expenses.

Impacts of Weather Conditions - Estimated increases to Alliant Energy’s electric margins from the net impacts of weather and Alliant Energy’s weather hedging activities for the three months ended March 31 were as follows (in millions):

	2010	2009
Weather impacts on demand compared to normal weather	$2	$3
Losses from weather derivatives (a)	–	(3)

Net weather impact	$2	$–

(a) Recorded in “Other” revenues in the above tables.

Purchased Electric Capacity Expenses - Alliant Energy enters into PPAs to help meet the electricity demand of its customers. Certain of these PPAs include minimum payments for IPL’s and WPL’s rights to electric generating capacity. Details of purchased electric capacity expense included in the electric margin table above for the three months ended March 31 were as follows (in millions):

	2010	2009
DAEC PPA (IPL)	$38	$37
Kewaunee PPA (WPL)	18	18
Riverside PPA (WPL)	6	6
RockGen PPA (WPL)(expired May 31, 2009)	–	4
Other	1	3

	$63	$68

Sales Trends - Retail sales volumes decreased 3% in the first quarter of 2010 compared to the same period in 2009. The decreased residential sales were due to lower usage per customer, which is believed to be impacted by economic conditions. The decreased industrial sales were largely caused by approximately 175,000 MWhs of reduced sales to two of IPL’s larger industrial customers who transitioned to their own cogeneration facilities in 2009.

Wholesale sales volumes decreased 4% in the first quarter of 2010 compared to the same period in 2009. The decrease was largely due to lower sales to WPL’s partial-requirement wholesale customers that have contractual options to be served by WPL, other power supply sources or the MISO market.

Bulk power and other revenue changes were largely due to changes in revenues from sales in the wholesale energy market operated by MISO and PJM Interconnection, LLC. These changes are impacted by several factors including the availability of Alliant Energy’s generating facilities and electricity demand within these wholesale energy markets. Changes in bulk power and other sales revenues were largely offset by changes in energy purchases expense and therefore did not have a significant impact on electric margins.

Utility Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore results in changes to gas operating revenues that are comparable to changes in cost of gas sold. Gas margins and Dth sales for Alliant Energy for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$135.4	$159.2	(15%)	13,903	14,223	(2%)
Commercial	72.4	88.2	(18%)	8,347	8,936	(7%)
Industrial	9.2	10.3	(11%)	1,207	1,219	(1%)

Retail subtotal	217.0	257.7	(16%)	23,457	24,378	(4%)
Transportation/other	7.9	6.9	14%	13,896	16,657	(17%)

Total revenues/sales	224.9	264.6	(15%)	37,353	41,035	(9%)

Cost of gas sold	156.4	199.1	(21%)

Margins	$68.5	$65.5	5%

First Quarter 2010 vs. First Quarter 2009 Summary - Gas margins increased $3 million, or 5%, primarily due to the impact of WPL’s 2010 retail gas rate increase effective in January 2010, which increased gas revenues in the first quarter of 2010 by $2 million and an estimated $1 million increase in gas margins from changes in the net impacts of weather conditions and Alliant Energy’s weather hedging activities.

Natural Gas Cost Recoveries - Alliant Energy’s cost of gas sold decreased $43 million, or 21%, primarily due to a decrease in Dths sold to retail customers and a decrease in natural gas prices. Due to Alliant Energy’s rate recovery mechanisms for natural gas costs, these changes in cost of gas sold resulted in comparable changes in gas revenues and, therefore, did not have a significant impact on gas margins.

Impacts of Weather Conditions - Estimated increases to Alliant Energy’s gas margins from the net impacts of weather and Alliant Energy’s weather hedging activities for the three months ended March 31 were as follows (in millions):

	2010	2009
Weather impacts on demand compared to normal weather	$2	$4
Losses from weather derivatives (a)	–	(3)

Net weather impact	$2	$1

(a) Recorded in “Transportation/other” revenues in the above tables.

HDD in Alliant Energy’s service territories for the three months ended March 31 were as follows:

	Actual
HDD (a):	2010	2009	Normal
Cedar Rapids, Iowa (IPL)	3,679	3,601	3,372
Madison, Wisconsin (WPL)	3,455	3,752	3,484

(a) HDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD.

Alliant Energy periodically utilizes weather derivatives based on HDD to reduce the potential volatility on its margins during the winter months of November through March.

Refer to “Rate Matters” for discussion of various electric and gas rate filings of IPL and WPL including IPL’s anticipated rate filing in Minnesota in May 2010.

Utility Other Revenues - Other revenues for the utilities decreased $13 million primarily due to $11 million of lower steam revenues at IPL. In the second quarter of 2009, IPL announced its decision to discontinue providing steam service to the portion of its steam customers located in downtown Cedar Rapids during the next 12 months. Changes in utility other revenues were largely offset by related changes in utility other operation and maintenance expenses.

Non-regulated Revenues - Alliant Energy’s non-regulated revenues for the three months ended March 31 were as follows (in millions):

	2010	2009
RMT	$33.4	$35.9
Transportation	9.3	8.0
Other	1.2	2.3

	$43.9	$46.2

The demand for RMT’s construction management services for large wind projects was relatively consistent during the first quarter of 2010 as compared to the first quarter of 2009. Future demand for RMT’s construction management services for large wind projects is expected to be impacted by various external factors, including the availability and amount of government incentives for wind projects, the number and scope of state-imposed renewable portfolio standards and the availability and cost of capital to fund capital expenditures for wind projects. The ARRA enacted in February 2009 extended incentives to wind projects completed by Dec. 31, 2012.

Electric Transmission Service Expense - Alliant Energy’s electric transmission service expense for the utilities increased $4 million primarily due to $17 million of higher transmission service costs billed to IPL by ITC resulting from increased transmission rates effective in January 2010. This item was partially offset by IPL’s deferral of $10 million of these costs in accordance with an IUB order issued in January 2010. The IUB’s order authorizes IPL to defer $46 million of transmission costs billed to IPL by ITC during 2010 and to amortize these deferred costs over a 5-year period with an equal and offsetting amortization of IPL’s regulatory liability associated with its December 2007 gain on its sale of electric transmission assets to ITC. The transmission service costs billed by ITC are typically higher in the summer due to seasonal peaks in demand therefore the increase during the first quarter of 2010 may not be reflective of what is anticipated during the remaining quarters in 2010. Alliant Energy currently estimates that electric transmission charges billed to IPL by ITC for 2010 will be approximately $80 million to $90 million higher than for 2009. Refer to “Rate Matters - Proposed Changes to Rate Recovery Mechanisms” for proposals made by IPL to each of the IUB and MPUC to implement an automatic adjustment clause for electric transmission service charges incurred by IPL to serve its utility customers.

Utility Other Operation and Maintenance Expenses - Alliant Energy’s other operation and maintenance expenses for the utilities decreased $10 million due to the following reasons (amounts represent variances between the first quarter of 2010 and the first quarter of 2009 in millions):

	Alliant Energy	IPL	WPL
Lower steam fuel, operation and maintenance expenses at IPL (a)	($10)	($10)	$–
Lower pension and other postretirement benefits costs (b)	(4)	(2)	(2)
Incremental expenses incurred in 2009 related to severe flooding (c)	(2)	(2)	–
Higher incentive-related compensation expenses (d)	5	3	2
Deferral of retail pension and benefits costs in 2009 at WPL (e)	4	–	4
Other (includes impact of cost control initiatives)	(3)	(2)	(1)

	($10)	($13)	$3

(a)	Resulting from the additional costs incurred by IPL in 2009 to operate the temporary steam generating systems used to resume service after its Prairie Creek and Sixth Street Generating Stations were shut down due to severe flooding.
(b)	Net of the portion allocated to capital projects and resulting from higher expected return on plan assets caused by increases in plan assets in 2009.
(c)	Primarily related to operating expenditures in 2009 required to restore operations at IPL’s Prairie Creek Generating Station that were not reimbursed under Alliant Energy’s property insurance policy.
(d)	Resulting from higher performance levels in 2010 relative to the earnings and total shareowner return metrics established within the incentive plans.
(e)	WPL was authorized by the PSCW to defer the retail portion of pension and other benefit costs charged to other operation and maintenance expenses during 2009 in excess of $4 million.

Refer to “Legislative Matters” for discussion of Federal Health Care Legislation enacted in March 2010, which may impact future benefits costs for Alliant Energy, IPL and WPL.

Non-regulated Operation and Maintenance Expenses - Alliant Energy’s non-regulated operation and maintenance expenses for the three months ended March 31 were as follows (in millions):

	2010	2009
RMT	$33.5	$39.7
Transportation	4.3	4.7
Other	0.8	0.1

	$38.6	$44.5

The decrease in non-regulated operation and maintenance expenses at RMT was largely driven by lower compensation and benefits expenses due to the elimination of certain positions in 2009.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $10 million primarily due to $5 million of depreciation expense in the first quarter of 2010 related to the Whispering Willow - East wind project that began commercial operation in late 2009 and additional depreciation expense from the impact of other property additions in 2009 related to WPL’s advanced metering infrastructure (AMI) and June 2009 acquisition of the Neenah Energy Facility and IPL’s restoration activities associated with severe flooding.

Refer to “Rate Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on Alliant Energy’s rate activities.

Interest Expense - Alliant Energy’s interest expense increased $5 million due to the following reasons (amounts represent variances between the first quarter of 2010 and the first quarter of 2009 in millions):

	Alliant Energy	IPL	WPL
Interest expense variances from certain issuances of long-term debt:
IPL’s 6.25% senior debentures issued in July 2009	$5	$5	$–
WPL’s 5% debentures issued in July 2009	3	–	3
Alliant Energy’s 4% senior notes issued in October 2009	3	–	–
Interest expense variances from certain reductions in long-term debt:
Alliant Energy’s Exchangeable Senior Notes retired in 2009	(3)	–	–
IPL’s 6.625% senior debentures retired in August 2009	(2)	(2)	–
WPL’s 7.625% debentures retired in March 2010	(1)	–	(1)

	$5	$3	$2

AFUDC - AFUDC decreased $6 million primarily due to $5 million of AFUDC recognized for IPL’s Whispering Willow - East wind project in the first quarter of 2009. The decrease was also due to AFUDC recognized in the first quarter of 2009 on capital projects related to restoration activities at IPL associated with the severe flooding in June 2008. These items were partially offset by increased AFUDC recognized in the first quarter of 2010 related to WPL’s Bent Tree - Phase I wind project.

Income Taxes - Alliant Energy’s effective income tax rates were 42.0% for the first quarter of 2010 and (32.4%) for the first quarter of 2009. The increase in the effective income tax rates was primarily due to $40 million of income tax benefits recognized in the first quarter of 2009 related to the net impacts of SB 62 enacted in February 2009 and a 2009 decision to allow WPL to do business in Iowa in order to take advantage of efficiencies that will likely be available as a result of IPL and WPL sharing resources and facilities. The increase in the effective tax rates was also due to $7 million of income tax expense recognized in the first quarter of 2010 related to the impacts of the Federal Health Care Legislation, which is expected to reduce Alliant Energy’s tax deductions for retiree health care costs beginning in 2013, to the extent prescription drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. These items were partially offset by changes in the impact of property related differences at IPL for which deferred tax expense is not recorded pursuant to Iowa rate making principles and increased production tax credits primarily due to IPL’s Whispering Willow-East wind project, which was placed into service in late 2009. Refer to Note 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional discussion of the impact of the Federal Health Care Legislation and the net impacts of SB 62 and the decision to allow WPL to do business in Iowa.

IPL’S RESULTS OF OPERATIONS

Overview - First Quarter Results - Earnings available for common stock decreased $32 million primarily due to $33 million of state income tax benefits recognized in the first quarter of 2009 related to SB 62 and $4 million of tax expense in the first quarter of 2010 related to the impact of Federal Health Care Legislation. These items were partially offset by the impact of the electric retail rate increases effective in the first quarter of 2010.

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

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$119.2	$115.9	3%	1,129	1,190	(5%)
Commercial	78.3	74.5	5%	956	975	(2%)
Industrial	88.6	93.7	(5%)	1,663	1,739	(4%)

Retail subtotal	286.1	284.1	1%	3,748	3,904	(4%)
Sales for resale:
Wholesale	7.5	5.6	34%	105	101	4%
Bulk power and other	7.7	15.8	(51%)	218	219	–
Other	8.3	4.6	80%	22	23	(4%)

Total revenues/sales	309.6	310.1	–	4,093	4,247	(4%)

Electric production fuel expense	47.2	61.4	(23%)
Energy purchases expense	53.3	63.0	(15%)
Purchased electric capacity expense	38.6	37.5	3%

Margins	$170.5	$148.2	15%

First Quarter 2010 vs. First Quarter 2009 Summary - Electric margins increased $22 million, or 15%, primarily due to the impact of retail rate increases from the Iowa 2008 and 2009 Test Year base rate cases, which increased IPL’s electric revenues by $21 million in the first quarter of 2010 and an estimated $2 million increase in electric margins from changes in the net impacts of weather conditions and IPL’s weather hedging activities. These items were partially offset by a decrease in weather-normalized sales volumes largely due to approximately 175,000 MWhs of reduced sales to two of IPL’s larger industrial customers who transitioned to their own cogeneration facilities in 2009.

Impacts of Weather Conditions - Estimated increases to IPL’s electric margins from the net impacts of weather and IPL’s weather hedging activities for the three months ended March 31 were as follows (in millions):

	2010	2009
Weather impacts on demand compared to normal weather	$2	$2
Losses from weather derivatives (a)	–	(2)

Net weather impact	$2	$–

(a) Recorded in “Other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details on recoveries of electric fuel and purchased power energy expenses and MISO-related transactions. Refer to “Rate Matters” for discussion of IPL’s retail electric rate increases effective in the first quarter of 2010 and 2009.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold. Gas margins and Dth sales for IPL for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$77.7	$92.5	(16%)	8,486	8,330	2%
Commercial	42.0	50.1	(16%)	4,968	4,927	1%
Industrial	4.9	7.2	(32%)	670	875	(23%)

Retail subtotal	124.6	149.8	(17%)	14,124	14,132	–
Transportation/other	4.1	3.2	28%	7,650	9,278	(18%)

Total revenues/sales	128.7	153.0	(16%)	21,774	23,410	(7%)

Cost of gas sold	91.2	116.8	(22%)

Margins	$37.5	$36.2	4%

First Quarter 2010 vs. First Quarter 2009 Summary - Gas margins increased $1 million, or 4%, primarily due to an estimated $2 million increase in gas margins from changes in the net impacts of weather conditions and IPL’s weather hedging activities.

Impacts of Weather Conditions - Estimated increases to IPL’s gas margins from the net impacts of weather and IPL’s weather hedging activities for the three months ended March 31 were as follows (in millions):

	2010	2009
Weather impacts on demand compared to normal weather	$2	$2
Losses from weather derivatives (a)	–	(2)

Net weather impact	$2	$–

(a) Recorded in “Transportation/other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of IPL’s HDD data and discussion of the impacts on IPL’s gas margins of recoveries of natural gas costs.

Steam and Other Revenues - Steam and other revenues decreased $13 million primarily due $11 million of lower steam revenues. In the second quarter of 2009, IPL announced its decision to discontinue providing steam service to the portion of its steam customers located in downtown Cedar Rapids in the next 12 months. Changes in steam and other revenues were largely offset by related changes in operating expenses.

Electric Transmission Service Expense - Electric transmission service expense increased $3 million primarily due to $17 million of higher transmission service costs billed to IPL by ITC resulting from increased transmission rates effective in January 2010. This item was partially offset by IPL’s deferral of $10 million of these costs in accordance with an IUB order issued in January 2010. The IUB’s order authorizes IPL to defer $46 million of higher transmission costs billed to IPL by ITC during 2010 and to amortize these deferred costs over a 5-year period with an equal and offsetting amortization of IPL’s regulatory liability associated with its December 2007 gain on its sale of electric transmission assets to ITC. The transmission service costs billed by ITC are typically higher in the summer due to seasonal peaks in demand therefore the increase during the first quarter of 2010 may not be reflective of what is anticipated during the remaining quarters in 2010. IPL currently estimates that electric transmission charges billed by ITC for 2010 will be approximately $80 million to $90 million higher than for 2009. Refer to “Rate Matters - Proposed Changes to Rate Recovery Mechanisms” for proposals made by IPL to each of the IUB and MPUC to implement an automatic adjustment clause for electric transmission service charges incurred by IPL to serve its utility customers.

Other Operation and Maintenance Expenses - Other operation and maintenance expenses decreased $13 million primarily due to $10 million of lower steam fuel, operation and maintenance expenses, $2 million of lower pension and other postretirement benefits costs, $2 million of incremental expenses incurred in 2009 related to severe flooding and decreased expenses due to cost control initiatives. These items were partially offset by $3 million of higher incentive-related compensation expenses. Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for additional details of IPL’s other operation and maintenance expenses.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $7 million primarily due to $5 million of depreciation expense in the first quarter of 2010 related to the Whispering Willow - East wind project that began commercial operation in late 2009 and additional depreciation expense from the impact of other property additions in 2009 related to restoration activities associated with severe flooding.

Refer to “Rate Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on IPL’s utility rate activities.

Interest Expense - Interest expense increased $3 million primarily due to interest expense from IPL’s issuance of 6.25% senior debentures in July 2009. This item was partially offset by the impact of IPL’s 6.625% senior debentures retired in August 2009.

AFUDC - AFUDC decreased $7 million primarily due to $5 million of AFUDC recognized for IPL’s Whispering Willow - East wind project in the first quarter of 2009 and AFUDC recognized in the first quarter of 2009 on capital projects related to restoration activities at IPL associated with the severe flooding in June 2008.

Income Taxes - IPL’s effective income tax rates were 50.5% for the first quarter of 2010 and (174.3%) for the first quarter of 2009. The increase in the effective tax rates was primarily due to $33 million of income tax benefits recognized in the first quarter of 2009 related to the net impacts of SB 62 enacted in February 2009 and a 2009 decision to allow WPL to do business in Iowa in order to take advantage of efficiencies that will likely be available as a result of IPL and WPL sharing resources and facilities. The increase was also due to $4 million of income tax expense recognized in the first quarter of 2010 related to the impacts of Federal Health Care Legislation enacted in March 2010, which is expected to reduce IPL’s tax deductions for retiree health care costs beginning in 2013, to the extent prescription drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. These items were partially offset by property related differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles and increased production tax credits primarily due to IPL’s Whispering Willow-East wind project, which was placed into service in late 2009. Refer to Note 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional discussion of the impact of the Federal Health Care Legislation and the net impacts of SB 62 and the decision to allow WPL to do business in Iowa.

WPL’S RESULTS OF OPERATIONS

Overview - First Quarter Results - WPL’s earnings available for common stock increased $6 million primarily due to the impact of electric and gas retail rate increases effective in January 2010. This item was partially offset by higher depreciation and interest expenses resulting from capital expenditures in 2009 for AMI and the Neenah Energy Facility, an under-recovery of retail fuel-related costs in the first quarter of 2010 and $3 million of tax expense in the first quarter of 2010 related to the impact of Federal Health Care Legislation.

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

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$109.2	$105.2	4%	911	958	(5%)
Commercial	57.0	53.2	7%	564	570	(1%)
Industrial	70.7	68.2	4%	976	986	(1%)

Retail subtotal	236.9	226.6	5%	2,451	2,514	(3%)
Sales for resale:
Wholesale	45.8	44.0	4%	758	798	(5%)
Bulk power and other	7.8	20.8	(63%)	198	341	(42%)
Other	4.8	6.6	(27%)	18	19	(5%)

Total revenues/sales	295.3	298.0	(1%)	3,425	3,672	(7%)

Electric production fuel expense	39.6	40.8	(3%)
Energy purchases expense	70.3	89.4	(21%)
Purchased electric capacity expense	24.7	30.3	(18%)

Margins	$160.7	$137.5	17%

First Quarter 2010 vs. First Quarter 2009 Summary - Electric margins increased $23 million, or 17%, primarily due to the impact of a non-fuel retail rate increase effective January 2010, which increased WPL’s electric revenues by $24 million in the first quarter of 2010, the impact of a wholesale formula rate change, which increased electric revenues by $4 million in the first quarter of 2010 and $4 million of lower purchased electric capacity expenses related to the RockGen PPA, which terminated in May 2009. These items were partially offset by a $9 million decrease in electric margins from the impact of changes in the recovery of electric production fuel and energy purchases expense and a decrease in weather-normalized sales volumes.

Impacts of Weather Conditions - Estimated increases (decreases) to WPL’s electric margins from the net impacts of weather and WPL’s weather hedging activities for the three months ended March 31 were as follows (in millions):

	2010	2009
Weather impacts on demand compared to normal weather	$–	$1
Losses from weather derivatives (a)	–	(1)

Net weather impact	$–	$–

(a) Recorded in “Other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of WPL’s recoveries of electric fuel and purchased power energy costs and MISO-related transactions. Refer to “Rate Matters” for discussion of WPL’s retail electric rate increase effective in January 2010 and the wholesale formula rate change.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold. Gas margins and Dth sales for WPL for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$57.7	$66.7	(13%)	5,417	5,893	(8%)
Commercial	30.4	38.1	(20%)	3,379	4,009	(16%)
Industrial	4.3	3.1	39%	537	344	56%

Retail subtotal	92.4	107.9	(14%)	9,333	10,246	(9%)
Transportation/other	3.8	3.7	3%	6,246	7,379	(15%)

Total revenues/sales	96.2	111.6	(14%)	15,579	17,625	(12%)

Cost of gas sold	65.2	82.3	(21%)

Margins	$31.0	$29.3	6%

First Quarter 2010 vs. First Quarter 2009 Summary - Gas margins increased $2 million, or 6%, primarily due to the impact of the 2010 retail gas rate increase effective in January 2010, which increased gas revenues in the first quarter of 2010 by $2 million. This item was partially offset by an estimated $1 million decrease in gas margins from changes in the net impacts of weather conditions and WPL’s weather hedging activities.

Impacts of Weather Conditions - Estimated increases to WPL’s gas margins from the net impacts of weather and WPL’s weather hedging activities for the three months ended March 31 were as follows (in millions):

	2010	2009
Weather impacts on demand compared to normal weather	$–	$2
Losses from weather derivatives (a)	–	(1)

Net weather impact	$–	$1

(a) Recorded in “Transportation/other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for WPL’s HDD data and discussion of the impacts on WPL’s gas margins of recoveries of natural gas costs and “Rate Matters” for discussion of WPL’s electric and gas rate filings.

Other Operation and Maintenance Expenses - Other operation and maintenance expenses increased $3 million primarily due to a $4 million deferral of retail pension and benefits costs recorded in the first quarter of 2009 in accordance with the stipulation agreement approved by the PSCW related to WPL’s 2009 retail rate case and $2 million of higher incentive-related compensation expenses. These items were partially offset by $2 million of lower pension and other postretirement benefit costs and decreased expenses due to cost control initiatives. Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for additional details of WPL’s other operation and maintenance expenses.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $3 million primarily due to the impact of property additions related to AMI and the June 2009 acquisition of the Neenah Energy Facility.

Refer to “Rate Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on WPL’s rate activities.

Interest Expense - Interest expense increased $2 million primarily due to interest expense from WPL’s issuance of 5% debentures in July 2009. This item was partially offset by the impact of WPL’s 7.625% debentures retired in March 2010.

AFUDC - AFUDC increased $2 million primarily due to AFUDC recognized in the first quarter of 2010 related to the construction of WPL’s Bent Tree - Phase I wind project.

Income Taxes - WPL’s effective income tax rates were 40.3% for the first quarter of 2010 and 30.4% for the first quarter of 2009. The increase in the effective income tax rates was primarily due to $3 million of income tax expense recognized in the first quarter of 2010 related to the impacts of the Federal Health Care Legislation enacted in March 2010, which is expected to reduce WPL’s tax deductions for retiree health care costs beginning in 2013, to the extent prescription drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. The increase in the effective income tax rates was also due to $2 million of income tax benefits recognized in the first quarter of 2009 related to the net impacts of SB 62 enacted in February 2009 and a 2009 decision to allow WPL to do business in Iowa thus requiring WPL to file as part of the Iowa consolidated tax return. Refer to Note 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional discussion of the impact of the Federal Health Care Legislation and net impacts of the SB 62 and the decision to allow WPL to do business in Iowa.

LIQUIDITY AND CAPITAL RESOURCES

A summary of Alliant Energy’s liquidity and capital resources matters is included in the 2009 Form 10-K and has not changed materially from the items reported in the 2009 Form 10-K, except as described below.

Liquidity Position - At March 31, 2010, Alliant Energy and its subsidiaries had $140 million of cash and cash equivalents and $273 million ($78 million at IPL, $99 million at WPL and $96 million at the parent company) of available capacity under their revolving credit facilities. Refer to Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of a long-term debt retirement by WPL in the first quarter of 2010.

Capital Structure - Alliant Energy’s, IPL’s and WPL’s capital structures at March 31, 2010 were as follows (dollars in millions):

	Alliant Energy (Consolidated)		IPL		WPL
Common equity	$2,774.2	48.0%	$1,356.8	46.7%	$1,262.8	52.7%
Preferred equity	243.8	4.2%	183.8	6.3%	60.0	2.5%
Noncontrolling interest	2.1	–%	–	–%	–	–%
Long-term debt (incl. current maturities)	2,406.2	41.7%	1,158.8	39.8%	931.8	38.9%
Short-term debt	350.3	6.1%	208.9	7.2%	141.4	5.9%

	$5,776.6	100.0%	$2,908.3	100.0%	$2,396.0	100.0%

Cash Flows - Selected information from Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the first quarter of 2010 and 2009 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2010	2009	2010	2009	2010	2009
Cash and cash equivalents, Jan. 1	$175.3	$346.9	$0.4	$6.2	$18.5	$4.5
Cash flows from (used for):
Operating activities	189.2	267.6	63.0	217.4	107.7	92.0
Investing activities	(232.2)	(311.4)	(95.6)	(220.0)	(134.3)	(76.9)
Financing activities	7.9	(19.4)	33.1	(3.3)	10.2	(19.4)

Net increase (decrease)	(35.1)	(63.2)	0.5	(5.9)	(16.4)	(4.3)

Cash and cash equivalents, March 31	$140.2	$283.7	$0.9	$0.3	$2.1	$0.2

Operating Activities -

First Quarter 2010 vs. First Quarter 2009 - Alliant Energy’s cash flows from operating activities decreased $78 million primarily due to $125 million of cash received by IPL in the first quarter of 2009 from the sale of accounts receivables and higher payments by IPL to ITC in the first quarter of 2010 for electric transmission services. These items were partially offset by increased cash received from retail customers of IPL and WPL in the first quarter of 2010 due to the impact of rate increases and $18 million of refunds paid by WPL to its retail customers in the first quarter of 2009 for over-collected fuel-related costs during 2008.

IPL’s cash flows from operating activities decreased $154 million primarily due to $125 million of cash received in the first quarter of 2009 from the sale of accounts receivables, $19 million of lower cash flows from changes in income tax payments and refunds and higher payments to ITC in the first quarter of 2010 for electric transmission service. These items were partially offset by increased cash received from IPL’s retail customers in the first quarter of 2010 due to the impact of rate increases.

WPL’s cash flows from operating activities increased $16 million primarily due to increased cash received from WPL’s retail customers in the first quarter of 2010 due to the impact of rate increases and $18 million of refunds paid by WPL to its retail customers in the first quarter of 2009 for over-collected fuel-related costs in 2008.

IPL’s Accounts Receivable Sale Program - Proceeds from the additional receivables sold during the first quarter of 2009 were primarily used to help fund construction expenditures at IPL. IPL did not sell any of its receivables during the first quarter of 2010. However, IPL plans to receive up to $160 million from the sale of receivables beginning in the second quarter of 2010 under an amended and restated Receivables Purchase and Sale Agreement (Agreement) that became effective in April 2010. Refer to Note 4(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information the Agreement.

Investing Activities -

First Quarter 2010 vs. First Quarter 2009 - Alliant Energy’s cash flows used for investing activities decreased $79 million primarily due to $84 million of lower construction expenditures. The lower construction expenditures resulted from expenditures during the first quarter of 2009 for IPL’s Whispering Willow - East wind project and restoration activities at IPL’s Prairie Creek Generating Station, partially offset by expenditures during the first quarter of 2010 for WPL’s Bent Tree - Phase I wind project.

IPL’s cash flows used for investing activities decreased $124 million primarily due to $136 million of lower construction expenditures. The lower construction expenditures resulted from expenditures during the first quarter of 2009 for its Whispering Willow - East wind project and restoration activities at its Prairie Creek Generating Station.

WPL’s cash flows used for investing activities increased $57 million due to $63 million of higher construction and acquisition expenditures including expenditures during the first quarter of 2010 for its Bent Tree - Phase I wind project.

Construction and Acquisition Expenditures - Currently, there are no material changes to Alliant Energy’s, IPL’s and WPL’s anticipated construction and acquisition expenditures from those reported in the 2009 Form 10-K, except for WPL’s anticipated purchase of WEPCO’s 25% ownership interest in Edgewater Unit 5 by the end of 2010 for approximately $40 million to $45 million. Refer to Note 12(f) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on this potential purchase.

Financing Activities -

First Quarter of 2010 vs. First Quarter of 2009 - Alliant Energy’s cash flows from financing activities increased $27 million primarily due to changes in the amount of commercial paper outstanding at IPL and WPL. This item was partially offset by payments to redeem $100 million of WPL’s 7.625% debentures in March 2010 and changes in cash overdrafts caused by the timing of voucher payments.

IPL’s cash flows from financing activities increased $36 million primarily due to $50 million of capital contributions from its parent company, Alliant Energy, in the first quarter of 2010 and changes in the amount of commercial paper outstanding. These items were partially offset by changes in cash overdrafts caused by the timing of voucher payments.

WPL’s cash flows from financing activities increased $30 million primarily due to changes in the amount of commercial paper outstanding. This item was partially offset by payments to redeem $100 million of 7.625% debentures in March 2010.

FERC Financing Authorizations - As of March 31, 2010, IPL had remaining authority for $190 million of common equity distributions from additional paid in capital, rather than retained earnings, under the 2008 authorization issued by FERC.

Shelf Registrations - As of March 31, 2010, IPL and WPL had $350 million and $450 million, respectively, available to issue preferred stock and unsecured debt securities under their shelf registrations with the SEC.

Common Stock Issuances and Capital Contributions - Refer to Note 6(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s common stock issuances in the first quarter of 2010 under its equity incentive plans for employees. Refer to Note 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of capital contributions from Alliant Energy to IPL, payments of common stock dividends by WPL to its parent company and repayments of capital by IPL and Resources to their parent company in the first quarter of 2010.

Short-term Debt - Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a covenant which requires the entities to maintain certain debt-to-capital ratios. The debt-to-capital ratios required to borrow under the credit facilities compared to the actual debt-to-capital ratios at March 31, 2010 were as follows:

	Requirement	Status at March 31, 2010
Alliant Energy	Less than 65%	47%
IPL	Less than 58%	47%
WPL	Less than 58%	47%

Refer to Note 8(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on short-term debt.

Long-term Debt - Refer to Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information on long-term debt including details of debentures retired by WPL and the retirement of Alliant Energy’s remaining 300 Exchangeable Senior Notes due 2030 in the first quarter of 2010.

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the 2009 Form 10-K and has not changed materially from the items reported in the 2009 Form 10-K, except as described below. Refer to Notes 4(a) and 12(d) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information regarding IPL’s new sales of accounts receivable program, and various guarantees and indemnifications outstanding related to Alliant Energy’s previous divestiture activities, respectively.

Certain Financial Commitments -

Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2009 Form 10-K and has not changed materially from the items reported in the 2009 Form 10-K, except for the items described in Note 12(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements.”

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy’s primary market risk exposures are associated with commodity prices, investment prices and interest rates. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. A summary of Alliant Energy’s market risks is included in the 2009 Form 10-K and such market risks have not changed materially from those reported in the 2009 Form 10-K, except as described below.

Commodity Price - Alliant Energy’s and WPL’s retail electric margins are exposed to commodity price risk due to the retail recovery mechanism in Wisconsin for fuel-related costs. Refer to “Rate Matters” for discussion of WPL’s retail electric fuel-related rate case filed with the PSCW in April 2010 and a potential new electric fuel-related cost recovery mechanism in Wisconsin that may reduce WPL’s commodity risk beginning in 2011.

Currency Exchange Rate - Alliant Energy and IPL no longer have a material exposure to risk resulting from changes in currency exchange rates following the execution of a foreign currency hedge in the first quarter of 2010. The foreign currency hedge converted future payments under Corporate Services’ master supply agreement with Vestas to purchase wind turbine generator sets and related equipment from Euro-denominated payments to U.S. dollar-denominated payments.

Interest Rate - Alliant Energy, IPL and WPL are exposed to risk resulting from changes in interest rates as a result of their issuance of variable-rate short-term borrowings. Assuming the impact of a hypothetical 100 basis point increase in interest rates on consolidated variable-rate short-term borrowings held at March 31, 2010, Alliant Energy’s, IPL’s and WPL’s annual pre-tax expense would increase by approximately $3.5 million, $2.1 million and $1.4 million, respectively.

In addition, Alliant Energy is exposed to changes in earnings resulting from changes in interest rates as a result of balances of cash and cash equivalents that are currently invested in money market funds with yields that may fluctuate daily. Assuming the impact of a hypothetical 100 basis point increase in interest rates on Alliant Energy’s money market fund investments at March 31, 2010, Alliant Energy’s annual interest income would increase by approximately $1.3 million.

New Accounting Pronouncements - Refer to Note 1(d) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of new accounting pronouncements impacting Alliant Energy, IPL and WPL.

Critical Accounting Policies and Estimates - A summary of Alliant Energy’s critical accounting policies and estimates is included in the 2009 Form 10-K and such policies and estimates have not changed materially from those reported in the 2009 10-K, except as described below.

Contingencies - Refer to Note 12 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of current contingencies that may have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition or results of operations.

Regulatory Assets and Liabilities - Refer to Note 1(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of the nature and amounts of Alliant Energy’s, IPL’s and WPL’s regulatory assets and liabilities as of March 31, 2010 and Dec. 31, 2009.

Long-Lived Assets - Refer to Note 1(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of IPL’s Sixth Street Generating Station damaged by the severe flooding in 2008.

Unbilled Revenues - At March 31, 2010 and Dec. 31, 2009, unbilled revenues related to Alliant Energy’s utility operations were $130 million ($57 million at IPL and $73 million at WPL) and $169 million ($82 million at IPL and $87 million at WPL), respectively.

Pensions and Other Postretirement Benefits - Refer to Note 6(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of a remeasurement of obligations for postretirement health care benefits in the first quarter of 2010 caused by Federal Health Care Legislation enacted in March 2010.

Income Taxes -

Federal Net Operating Loss Carryforward Utilization - Alliant Energy currently expects its Federal tax return for calendar year 2009 will include a Federal net operating loss of approximately $504 million primarily due to an estimated $539 million of bonus depreciation deductions allowed in 2009 under the ARRA. Federal net operating losses for each calendar year can be utilized to offset Federal taxable income in other years by carrying the losses back two years or forward 20 years. Alliant Energy currently expects to utilize approximately $237 million of its 2009 Federal net operating loss to offset Federal taxable income generated prior to 2009 and utilize the remaining $267 million of its 2009 Federal net operating loss to offset Federal taxable income in the future. Based on current projections of Alliant Energy’s future Federal taxable income, the 2009 Federal net operating loss carryforwards are expected to be fully utilized in the Federal tax return for the calendar year 2011.

Refer to Note 5 of the “Notes to Condensed Consolidated Financial Statements” for further discussion of tax matters.

Other Future Considerations - A summary of Alliant Energy’s, IPL’s and WPL’s other future considerations is included in the 2009 Form 10-K and such considerations have not changed materially from the items reported in the 2009 Form 10-K, except as described below.

IPL’s Electric Transmission Service Costs - Refer to “Alliant Energy’s Results of Operations - Electric Transmission Service Expense” for an updated estimate of the electric transmission service costs expected to be billed to IPL by ITC during 2010 and “Rate Matters - Proposed Changes to Rate Recovery Mechanisms” for proposals made by IPL in the first quarter of 2010 to each of the IUB and MPUC to implement an automatic adjustment clause for electric transmission service costs incurred by IPL to serve its utility customers.

Incentive Compensation Plans - Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for discussion of higher incentive-related compensation expenses in the first quarter of 2010 and Note 6(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for new share-based compensation awards issued in the first quarter of 2010.

Resources’ Interchange Project Grant Application - In 2009, Resources, along with the Iowa Department of Transportation, applied for a $7 million grant made available through the ARRA. This grant is specific to the transportation industry and is available through the Transportation Investment Generating Economic Recovery Discretionary Grant process. In the first quarter of 2010, Resources was notified by the U.S. Department of Transportation that it was not awarded any of the $7 million grant funds.

Tax Accounting for Mixed Service Costs - Alliant Energy, IPL and WPL have commenced a project to change their tax method of accounting for mixed service costs to currently deduct a portion of their mixed service costs, which have historically been capitalized for tax purposes. This proposed change would be applied retroactively to 1989 and could result in significant cash flow tax benefits for Alliant Energy, IPL and WPL if sustained under audit. Refer to “Rate Matters - Retail Base Rate Filings - IPL’s Iowa Retail Rate Case (2009 Test Year)” for discussion of a proposed customer cost management plan that includes IPL using cash flows realized from this project to refund to its Iowa retail customers. Alliant Energy, IPL and WPL are currently unable to predict the cash flow tax benefits from this project or the timing of when these cash flow tax benefits would be refunded to IPL’s utility customers; therefore the impact of this project was not recorded as of March  31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the quarter ended March 31, 2010 pursuant to the requirements of the Securities Exchange Act of 1934. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2010.

During the first quarter of 2010, Alliant Energy’s wholly-owned subsidiary, RMT, implemented ERP software, which is expected to more fully automate and improve the efficiency of its financial reporting process. RMT will use the new software beginning with its second quarter 2010 financial reporting process. Other than RMT’s implementation of ERP software, there was no change in Alliant Energy’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s internal control over financial reporting. There was no change in IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, IPL’s or WPL’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Alliant Energy -

Shareowner Derivative Complaint - On Feb. 27, 2009, a purported shareowner filed in the Circuit Court for Dane County, Wisconsin, a derivative complaint against certain current and former officers and directors of Alliant Energy alleging that such officers and directors breached their fiduciary duties by approving sales of assets of Resources in violation of the Indenture with respect to the Exchangeable Senior Notes due 2030 and wasting Alliant Energy’s assets by compensating such officers and directors in connection with such sales. Alliant Energy believes the derivative complaint is without merit and intends to vigorously defend against this litigation. The purported shareowner had previously made a demand asking the Board of Directors to take action to remedy the alleged breaches of fiduciary duties by certain officers and directors. Under Wisconsin law, if a shareowner commences a derivative proceeding after making such a demand, the court must dismiss such a derivative proceeding if a committee of independent directors appointed by independent directors determines, acting in good faith after conducting a reasonable inquiry upon which its conclusions are based, that maintenance of the derivative proceeding is not in the best interests of the corporation. The independent directors of Alliant Energy appointed such a special litigation committee of independent directors, which conducted an inquiry into the allegations made in the demand from the purported shareowner and in a report delivered to Alliant Energy determined that maintenance of the derivative proceeding is not in the best interests of Alliant Energy. Based on that report, on Sep. 14, 2009, Alliant Energy filed a motion to dismiss the derivative proceeding in the Circuit Court for Dane County, Wisconsin. A hearing on the motion to dismiss has been scheduled for June 2, 2010.

WPL -

Air Permitting Violation Claims - In October 2009, WPL, as an owner and the operator of Nelson Dewey and Columbia, received from Sierra Club an NOI based on allegations that modifications were made at those facilities without complying with the PSD program requirements, Title V Operating Permit requirements of the CAA and state regulatory counterparts contained within the Wisconsin SIP designed to implement the CAA. In December 2009, WPL received from Sierra Club a separate NOI, which contained similar allegations regarding Edgewater. The NOIs allege that various projects performed at Nelson Dewey, Columbia and Edgewater in the past were major modifications, as defined in the CAA, and that the owners violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. In the Edgewater NOI, additional allegations were made regarding violations of emission limits for visible emissions.

In December 2009, the EPA sent an NOV to WPL as an owner and the operator of Nelson Dewey, Columbia and Edgewater. The NOV alleges that the owners failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin SIP.

In response to similar EPA CAA enforcement initiatives, certain utilities have elected to settle with the EPA, while others are in litigation. If the EPA and/or Sierra Club successfully prove their claims that projects completed in the past at Nelson Dewey, Columbia and Edgewater required either a state or federal CAA permit, WPL may, under the applicable statutes, be required to pay civil penalties in amounts of up to $37,500 per day for each violation and/or complete actions for injunctive relief. Payment of fines and/or injunctive relief could be included in a settlement outcome. Injunctive relief contained in settlements or court-ordered remedies for other utilities required the installation of pollution control technology, changed operating conditions including use of alternative fuels other than coal, caps for emissions and limitations on generation including retirement of generating units, and other supplemental environmental projects. Should similar remedies be required for final resolution of these matters at Nelson Dewey, Columbia and Edgewater, Alliant Energy and WPL would incur additional capital and operating expenditures. Alliant Energy and WPL are currently reviewing the allegations and are unable to predict the impact of the allegations on their financial conditions or results of operations, but believe that an adverse outcome could be significant. WPL and the other owners of Columbia and Edgewater are exploring settlement options with the EPA and the Sierra Club while simultaneously defending against these allegations. WPL believes the projects at Nelson Dewey, Columbia and Edgewater were routine or not projected to increase emissions and therefore did not violate the permitting requirements of the CAA.

ITEM 1A. RISK FACTORS

A summary of Alliant Energy’s, IPL’s and WPL’s risk factors is included in Item 1A in the 2009 Form 10-K and such risk factors have not changed materially from the items reported in the 2009 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended March 31, 2010 was as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan (a)
Jan. 1 to Jan. 31	26,431	$32.08	—	N/A
Feb. 1 to Feb. 28	3,602	30.99	—	N/A
March 1 to March 31	199	32.91	—	N/A

	30,232	31.96	—

(a)	Includes 11,157, 3,602 and 199 shares of Alliant Energy common stock for Jan. 1 to Jan. 31, Feb. 1 to Feb. 28, and March 1 to March 31, respectively, purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan (DCP). There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date. Also includes 15,274 shares of Alliant Energy common stock for Jan. 1 to Jan. 31 transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the EIP.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 4th day of May 2010.

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

For the quarter ended March 31, 2010

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