Form 10-Q
period 2010-06-30
INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2010-08-05
CIK 52485, 107832, 352541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Alliant Energy Corporation	Yes [X]	No [ ]
Interstate Power and Light Company	Yes [ ]	No [ ]
Wisconsin Power and Light Company	Yes [ ]	No [ ]

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Smaller
	Large			Reporting
	Accelerated	Accelerated	Non-accelerated	Company
	Filer	Filer	Filer	Filer
Alliant Energy Corporation	[X]
Interstate Power and Light Company			[X]
Wisconsin Power and Light Company			[X]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

Number of shares outstanding of each class of common stock as of June 30, 2010:

Alliant Energy Corporation	Common stock, $0.01 par value, 110,795,815 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements include words such as “expect” or other words of similar import. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy Corporation (Alliant Energy), Interstate Power and Light Company (IPL) and Wisconsin Power and Light Company (WPL) include:

•	federal and state regulatory or governmental actions, including the impact of energy, tax and health care legislation, and of regulatory agency orders;
•

IPL’s and WPL’s ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs, fuel costs, deferred expenditures, capital expenditures, including any construction costs incurred over the predetermined level included in the advanced rate making principles for IPL’s Whispering Willow - East wind project, and costs related to generating units that may be permanently closed, the earning of reasonable rates of return, and the payments to their parent of expected levels of dividends;

•	the state of the economy in IPL’s and WPL’s service territories and resulting implications on sales, margins and ability to collect unpaid bills;
•	weather effects on results of operations;
•

developments that adversely impact their ability to implement their strategic plans including unanticipated issues in connection with construction and operation of IPL’s and WPL’s new wind generating facilities, WPL’s potential purchases of the Riverside Energy Center (Riverside) and Wisconsin Electric Power Company’s (WEPCO’s) 25% interest in the Edgewater Generating Station Unit 5 (Edgewater Unit 5), Alliant Energy’s ability to complete the proposed divestiture of its Industrial Energy Applications, Inc. (IEA) business, and unfavorable regulatory outcomes;

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

•	potential impacts of changing regulations on the ability to utilize already-purchased emission allowances and forward contracts to purchase additional emission allowances;
•	the ability to continue cost controls and operational efficiencies;
•	potential impacts of any future laws or regulations regarding global climate change or carbon emissions reductions, including those that contain a proposed greenhouse gas (GHG) cap-and-trade program;
•	continued access to the capital markets on competitive terms and rates;
•	inflation and interest rates;
•	financial impacts of risk hedging strategies, including the impact of weather hedges or the absence of weather hedges on earnings;
•

sales and project execution for RMT, Inc. (RMT), the level of growth in the wind and solar development market and the impact of the American Recovery and Reinvestment Act of 2009 (ARRA), and pending legislation;

•

issues related to electric transmission, including operating in Regional Transmission Organization (RTO) energy and ancillary services markets, the impacts of potential future billing adjustments and cost allocation changes from RTOs and recovery of costs incurred;

•	unplanned outages, transmission constraints or operational issues impacting fossil or renewable generating facilities and risks related to recovery of resulting incremental costs through rates;

•	Alliant Energy’s ability to successfully defend against, and any liabilities arising out of, the purported shareowner derivative complaint stemming from the Exchangeable Senior Notes due 2030;
•

Alliant Energy’s ability to successfully pursue appropriate appeals with respect to, and any liabilities arising out of, the alleged violation of the Employee Retirement Income Security Act of 1974 (ERISA) by Alliant Energy’s Cash Balance Pension Plan;

•	current or future litigation, regulatory investigations, proceedings or inquiries;
•	Alliant Energy’s ability to sustain its dividend payout ratio goal;
•	employee workforce factors, including changes in key executives, collective bargaining agreements and negotiations, work stoppages or additional restructurings;
•	access to technological developments;
•	any material post-closing adjustments related to any past asset divestitures;
•	increased retirement and benefit plan costs;
•	the impact of necessary accruals for the terms of incentive compensation plans;
•	the effect of accounting pronouncements issued periodically by standard-setting bodies;
•	the ability to utilize tax capital losses, tax credits and net operating losses generated to date, and those that may be generated in the future, before they expire;
•	the ability to successfully complete ongoing tax audits and appeals with no material impact on earnings and cash flows;
•	the direct or indirect effects resulting from terrorist incidents or responses to such incidents; and
•	factors listed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A Risk Factors.

Alliant Energy, IPL and WPL assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$627.3	$567.8	$1,232.2	$1,175.9
Gas	59.5	58.1	284.4	322.7
Other	15.4	18.3	33.0	49.3
Non-regulated	39.4	96.6	82.2	141.7

	741.6	740.8	1,631.8	1,689.6

Operating expenses:
Utility:
Electric production fuel and energy purchases	193.2	189.3	403.6	443.9
Purchased electric capacity	72.5	74.9	135.8	142.7
Electric transmission service	71.1	58.3	133.4	117.0
Cost of gas sold	28.7	27.5	185.1	226.6
Other operation and maintenance	152.2	146.8	302.7	307.3
Non-regulated operation and maintenance	33.1	89.9	71.3	134.0
Depreciation and amortization	65.1	66.2	139.5	130.7
Taxes other than income taxes	25.0	25.5	50.7	51.3

	640.9	678.4	1,422.1	1,553.5

Operating income	100.7	62.4	209.7	136.1

Interest expense and other:
Interest expense	39.6	35.7	80.3	71.4
Equity income from unconsolidated investments, net	(9.6)	(8.6)	(19.4)	(17.8)
Allowance for funds used during construction	(5.5)	(11.3)	(9.4)	(20.8)
Interest income and other	0.5	(1.5)	(0.3)	(3.2)

	25.0	14.3	51.2	29.6

Income from continuing operations before income taxes	75.7	48.1	158.5	106.5

Income tax expense (benefit)	23.0	14.4	57.7	(4.4)

Income from continuing operations, net of tax	52.7	33.7	100.8	110.9

Income (loss) from discontinued operations, net of tax	(0.2)	0.1	(0.2)	0.2

Net income	52.5	33.8	100.6	111.1

Preferred dividend requirements of subsidiaries	4.7	4.7	9.4	9.4

Net income attributable to Alliant Energy common shareowners	$47.8	$29.1	$91.2	$101.7

Weighted average number of common shares outstanding (basic) (000s)	110,409	110,266	110,389	110,242

Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic):
Income from continuing operations, net of tax	$0.43	$0.26	$0.83	$0.92
Income (loss) from discontinued operations, net of tax	-	-	-	-

Net income	$0.43	$0.26	$0.83	$0.92

Weighted average number of common shares outstanding (diluted) (000s)	110,490	110,349	110,471	110,327

Earnings per weighted average common share attributable to Alliant Energy common shareowners (diluted):
Income from continuing operations, net of tax	$0.43	$0.26	$0.83	$0.92
Income (loss) from discontinued operations, net of tax	-	-	-	-

Net income	$0.43	$0.26	$0.83	$0.92

Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$48.0	$29.0	$91.4	$101.5
Income (loss) from discontinued operations, net of tax	(0.2)	0.1	(0.2)	0.2

Net income attributable to Alliant Energy common shareowners	$47.8	$29.1	$91.2	$101.7

Dividends declared per common share	$0.395	$0.375	$0.79	$0.75

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	June 30, 2010	December 31, 2009
	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$7,135.0	$7,037.7
Gas plant in service	810.0	798.1
Other plant in service	518.6	522.0
Accumulated depreciation	(2,978.0)	(2,909.5)

Net plant	5,485.6	5,448.3
Construction work in progress:
Bent Tree - Phase I wind project (Wisconsin Power and Light Company)	292.5	165.5
Lansing Generating Station Unit 4 emission controls (Interstate Power and Light Company)	184.7	137.0
Other	123.8	101.5
Other, less accumulated depreciation	67.2	67.3

Total utility	6,153.8	5,919.6

Non-regulated and other:
Non-regulated Generation, less accumulated depreciation	121.0	123.0
Alliant Energy Corporate Services, Inc. and other, less accumulated depreciation	149.3	150.3

Total non-regulated and other	270.3	273.3

	6,424.1	6,192.9

Current assets:
Cash and cash equivalents	171.1	175.3
Accounts receivable:
Customer, less allowance for doubtful accounts	114.9	246.9
Unbilled utility revenues	72.9	169.0
Other, less allowance for doubtful accounts	125.4	86.0
Income tax refunds receivable	152.5	169.7
Production fuel, at weighted average cost	126.4	140.2
Materials and supplies, at weighted average cost	59.2	53.5
Gas stored underground, at weighted average cost	31.4	44.8
Regulatory assets	143.3	154.4
Derivative assets	34.9	23.7
Assets held for sale	11.5	14.4
Other	110.6	112.1

	1,154.1	1,390.0

Investments:
Investment in American Transmission Company LLC	223.9	218.6
Other	62.1	62.9

	286.0	281.5

Other assets:
Regulatory assets	1,035.4	999.3
Deferred charges and other	144.0	172.3

	1,179.4	1,171.6

Total assets	$9,043.6	$9,036.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

CAPITALIZATION AND LIABILITIES	June 30, 2010	December 31, 2009
	(in millions, except per share and share amounts)

Capitalization:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 240,000,000 shares authorized; 110,795,815 and 110,656,498 shares outstanding	$1.1	$1.1
Additional paid-in capital	1,503.3	1,499.1
Retained earnings	1,285.7	1,281.7
Accumulated other comprehensive loss	(2.3)	(1.4)
Shares in deferred compensation trust - 284,801 and 262,161 shares at a weighted average cost of $30.43 and $30.25 per share	(8.7)	(7.9)

Total Alliant Energy Corporation common equity	2,779.1	2,772.6
Cumulative preferred stock of Interstate Power and Light Company	183.8	183.8
Noncontrolling interest	2.1	2.1

Total equity	2,965.0	2,958.5
Cumulative preferred stock of Wisconsin Power and Light Company	60.0	60.0
Long-term debt, net (excluding current portion)	2,503.6	2,404.5

	5,528.6	5,423.0

Current liabilities:
Current maturities of long-term debt	201.4	101.5
Commercial paper	-	190.0
Accounts payable	289.9	331.9
Regulatory liabilities	70.6	102.7
Accrued taxes	75.4	77.7
Accrued interest	48.2	51.1
Derivative liabilities	83.9	100.5
Liabilities held for sale	3.1	3.8
Other	121.6	117.4

	894.1	1,076.6

Other long-term liabilities and deferred credits:
Deferred income taxes	1,243.3	1,184.3
Regulatory liabilities	724.3	734.1
Pension and other benefit obligations	360.6	323.9
Other	292.7	294.1

	2,620.9	2,536.4

Total capitalization and liabilities	$9,043.6	$9,036.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2010	2009

	(in millions)
Cash flows from operating activities:
Net income	$100.6	$111.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	140.4	131.8
Other amortizations	23.1	20.9
Deferred tax expense and investment tax credits	48.1	79.0
Equity income from unconsolidated investments, net	(19.4)	(17.8)
Distributions from equity method investments	16.2	14.4
Equity component of allowance for funds used during construction	(5.7)	(16.1)
Other	5.6	6.4
Other changes in assets and liabilities:
Accounts receivable	64.6	127.7
Sales of accounts receivable	120.0	115.0
Income tax refunds receivable	17.2	(62.3)
Production fuel	13.8	(13.4)
Gas stored underground	13.4	42.0
Regulatory assets	(56.6)	(44.7)
Prepaid gas costs	(6.6)	20.4
Accounts payable	(11.8)	(60.4)
Regulatory liabilities	(20.2)	(39.4)
Derivative liabilities	(15.2)	36.2
Pension and other benefit obligations	36.7	(2.9)
Other	15.0	(8.0)

Net cash flows from operating activities	479.2	439.9

Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(384.8)	(597.8)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(11.2)	(30.4)
Purchases of emission allowances	(9.1)	-
Advances for customer energy efficiency projects	(6.2)	(12.0)
Collections of advances for customer energy efficiency projects	17.4	41.1
Insurance proceeds received for property damages	-	15.0
Other	(1.7)	(4.2)

Net cash flows used for investing activities	(395.6)	(588.3)

Cash flows from (used for) financing activities:
Common stock dividends	(87.2)	(82.7)
Preferred dividends paid by subsidiaries	(9.4)	(9.4)
Proceeds from issuance of long-term debt	300.0	-
Payments to retire long-term debt	(100.8)	(0.7)
Net change in short-term borrowings	(190.0)	151.4
Other	(0.4)	(10.9)

Net cash flows from (used for) financing activities	(87.8)	47.7

Net decrease in cash and cash equivalents	(4.2)	(100.7)
Cash and cash equivalents at beginning of period	175.3	346.9

Cash and cash equivalents at end of period	$171.1	$246.2

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$82.5	$73.7

Income taxes, net of refunds	($6.7)	($21.6)

Significant noncash investing and financing activities:
Accrued capital expenditures	$47.0	$70.4

Capital lease obligations incurred	$-	$5.2

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and six months ended June 30, 2010 and 2009, the condensed consolidated financial position at June 30, 2010 and Dec. 31, 2009, and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 have been made. Results for the three and six months ended June 30, 2010 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2010. A change in management’s estimates or assumptions could have a material impact on Alliant Energy’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation. Unless otherwise noted, the notes herein have been revised to exclude discontinued operations for all periods presented.

(b) Regulatory Assets and Liabilities -

Regulatory Assets - Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2010	Dec. 31, 2009	June 30, 2010	Dec. 31, 2009	June 30, 2010	Dec. 31, 2009
Pension and other postretirement benefits	$486.0	$466.4	$256.4	$244.1	$229.6	$222.3
Tax-related	339.6	322.7	323.6	310.9	16.0	11.8
Derivatives	103.3	116.3	43.8	51.2	59.5	65.1
Asset retirement obligations	48.8	47.1	33.2	32.4	15.6	14.7
Environmental-related	41.2	40.6	34.7	34.1	6.5	6.5
Proposed base-load projects	31.1	37.0	21.7	24.3	9.4	12.7
Wholesale customer recovery	18.9	7.7	4.1	1.2	14.8	6.5
Debt redemption costs	18.1	18.8	10.7	11.1	7.4	7.7
Proposed clean air compliance projects	18.0	19.3	9.0	9.0	9.0	10.3
IPL’s electric transmission service costs	15.8	--	15.8	--	--	--
WPL’s benefits costs	10.4	12.0	--	--	10.4	12.0
IPL’s flood-related costs	7.2	8.0	7.2	8.0	--	--
WPL’s Midwest Independent Transmission
System Operator (MISO)-related costs	2.5	5.0	--	--	2.5	5.0
Other	37.8	52.8	10.2	17.5	27.6	35.3

	$1,178.7	$1,153.7	$770.4	$743.8	$408.3	$409.9

Pension and other postretirement benefits - Refer to Note 6(a) for information regarding changes in postretirement benefit obligations in 2010 due to the health care legislation enacted in March 2010. In accordance with regulatory authorizations, these changes in postretirement benefit obligations resulted in comparable changes to regulatory assets for Alliant Energy, IPL and WPL.

Derivatives - Refer to Note 11(a) for information regarding changes in the fair value of derivative liabilities in the first half of 2010. In accordance with fuel and natural gas recovery mechanisms, which allow prudently incurred costs from derivative instruments to be recovered from customers in the future when any losses are realized, the changes in the fair value of derivative liabilities resulted in comparable changes to regulatory assets on Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets during the first half of 2010.

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

In August 2009, WPL filed a request with FERC seeking approval of changes to WPL’s wholesale formula rates in order to implement for billing purposes the full impact of accounting for defined benefit postretirement plans. In July 2010, FERC approved a settlement agreement reached between WPL and the wholesale customers regarding the formula rate change. WPL recorded an additional $4 million of electric revenues and regulatory assets in the first quarter of 2010 to reflect the settlement and will reduce the regulatory asset concurrently with collections from customers in the future.

Proposed clean air compliance costs - In May 2010, WPL received an order from the PSCW authorizing the installation of a selective catalytic reduction (SCR) system at Edgewater Unit 5 to reduce nitrogen oxide (NOx) emissions at the facility. Upon regulatory approval of the project, $4 million of project costs incurred to date including all pre-construction expenditures and the wholesale portion of deferred preliminary survey and investigation charges were transferred from “Regulatory assets” to “Construction work in progress” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets in the second quarter of 2010.

IPL’s electric transmission service costs - In the first half of 2010, IPL incurred $20 million of electric transmission service costs billed by ITC Midwest LLC (ITC) under the Attachment “O” rate for ITC’s under-recovered 2008 costs. In January 2010, the Iowa Utilities Board (IUB) issued an order authorizing IPL to defer these costs and amortize the deferred costs over a five-year period. The IUB also authorized IPL to use $46 million of regulatory liabilities from its 2007 electric transmission assets sale to offset these costs as they are amortized to expense during the five-year amortization period. In the first half of 2010, $20 million of Attachment “O” costs were deferred by IPL and recognized as a regulatory asset. In the first half of 2010, $4 million of this regulatory asset was amortized with an equal and offsetting amount of amortization for IPL’s regulatory liability related to its electric transmission assets sale.

Regulatory Liabilities - Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2010	2009	2010	2009	2010	2009
Cost of removal obligations	$399.7	$402.9	$258.0	$259.9	$141.7	$143.0
Tax-related	183.7	178.5	171.2	166.3	12.5	12.2
IPL electric transmission assets sale	76.2	83.6	76.2	83.6	--	--
IPL Duane Arnold Energy Center (DAEC) sale	44.7	47.0	44.7	47.0	--	--
Emission allowances	42.3	53.4	40.5	47.2	1.8	6.2
Derivatives	27.0	25.4	19.0	13.2	8.0	12.2
Commodity cost recovery	8.7	26.2	5.8	22.0	2.9	4.2
Other	12.6	19.8	5.3	5.5	7.3	14.3

	$794.9	$836.8	$620.7	$644.7	$174.2	$192.1

Derivatives - Refer to Note 11(a) for information regarding changes in the fair value of derivative assets in the first half of 2010. In accordance with fuel and natural gas recovery mechanisms, which require gains from derivative instruments to be refunded to customers in the future when any gains are realized, the changes in the fair value of derivative assets resulted in comparable changes to regulatory liabilities on Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets during the first half of 2010.

Commodity cost recovery - Refer to Note 2 for discussion of certain rate refund reserves recorded as regulatory liabilities on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets related to the commodity cost recovery mechanism used to determine WPL’s retail electric rates.

(c) Utility Property, Plant and Equipment -

Electric Plant in Service -

IPL’s Sixth Street Generating Station (Sixth Street) - Sixth Street was shut down in June 2008 as a result of significant damage caused by severe flooding in downtown Cedar Rapids. IPL completed its evaluation of the future viability of the generating facility and currently does not expect to rebuild electric operations at Sixth Street. Based on its current expectations for the generating facility, IPL recognized a $4 million impairment in the second quarter of 2010 related to the assets of Sixth Street that were previously recorded in construction work in progress. This impairment was recorded in “Utility - other operation and maintenance” in Alliant Energy’s and IPL’s Condensed Consolidated Statements of Income. The remaining assets for electric operations at Sixth Street are expected to be retired later in 2010 pending approval from MISO. As of June 30, 2010, Alliant Energy and IPL had $48 million recorded in “Electric plant in service” and $24 million recorded in “Utility accumulated depreciation” on their Condensed Consolidated Balance Sheets for these remaining assets. IPL is requesting recovery for its $24 million of remaining net assets for Sixth Street as well as the $4 million of Sixth Street assets impaired in the second quarter during its current retail rate cases in Iowa and Minnesota. IPL expects decisions on these requests from the IUB in late 2010 and from the Minnesota Public Utilities Commission (MPUC) in 2011.

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

In 2009, WPL received approval from the MPUC and PSCW to construct the initial 200 MW of the wind project. As of June 30, 2010, WPL incurred capitalized expenditures of $285 million and recognized $8 million of allowance for funds used during construction (AFUDC) related to the 200 MW wind project. The capitalized expenditures and AFUDC are recorded in “Construction work in progress - Bent Tree - Phase I wind project” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets. The $285 million of capitalized expenditures primarily includes payments to Vestas-American Wind Technology, Inc. (Vestas) for 200 MW of wind turbine generator sets and related equipment (including $146 million and $92 million of payments to Vestas in 2009 and the first half of 2010, respectively).

Lansing Generating Station Unit 4 (Lansing Unit 4) Emission Controls - In July 2010, IPL completed the installation of an SCR system and baghouse at Lansing Unit 4 to reduce NOx and mercury emissions, respectively, at the generating facility. As of June 30, 2010, Alliant Energy and IPL had incurred capitalized expenditures of $90 million and recognized $6 million of AFUDC for the SCR system and had incurred capitalized expenditures of $86 million and recognized $3 million of AFUDC for the baghouse at Lansing Unit 4. As of June 30, 2010, these capitalized expenditures and AFUDC related to the SCR system and baghouse are recorded in “Construction work in progress - Lansing Generating Station Unit 4 emission controls” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets. In the third quarter of 2010, the capitalized project costs will be transferred from “Construction work in progress - Lansing Generating Station Unit 4 emission controls” to “Electric plant in service” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets.

AFUDC - The amount of AFUDC generated by equity and debt components for the three and six months ended June 30 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2010	2009	2010	2009	2010	2009
Three Months Ended June 30:
Equity	$3.5	$8.8	$1.4	$8.3	$2.1	$0.5
Debt	2.0	2.5	1.0	2.3	1.0	0.2

	$5.5	$11.3	$2.4	$10.6	$3.1	$0.7

Six Months Ended June 30:
Equity	$5.7	$16.1	$1.9	$15.0	$3.8	$1.1
Debt	3.7	4.7	1.8	4.2	1.9	0.5

	$9.4	$20.8	$3.7	$19.2	$5.7	$1.6

IPL recognized $3 million of AFUDC in the first half of 2010 for its Lansing Unit 4 emission controls project, which will be placed in service in the third quarter of 2010. IPL recognized $12 million of AFUDC in the first half of 2009 for its Whispering Willow - East wind project, which was placed in service in the fourth quarter of 2009. WPL recognized $5 million of AFUDC in the first half of 2010 for its Bent Tree - Phase I wind project.

(d) New Accounting Pronouncements -

Variable Interest Entities (VIEs)

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance changing the approach to determine a VIE’s primary beneficiary and requiring ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. This guidance also requires additional disclosures about a company’s involvement with VIEs and any significant changes in risk exposure due to that involvement. Alliant Energy, IPL and WPL adopted this guidance on Jan. 1, 2010 with no material impact on their financial condition and results of operations. Refer to Note 17 for disclosures about VIEs.

Transfers of Financial Assets

In June 2009, the FASB issued authoritative guidance requiring additional disclosures about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance also eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. Alliant Energy, IPL and WPL adopted this guidance on Jan. 1, 2010. WPL did not transfer any financial assets during the six months ended June 30, 2010, therefore the adoption of this guidance did not have a material impact on its financial condition and results of operations. Alliant Energy and IPL transferred financial assets during the second quarter of 2010. Refer to Note 4(a) for disclosures about these transfers of financial assets and modifications to IPL’s sales of receivables program effective April 2010 that resulted in transactions under IPL’s new sales of receivables program to be accounted for as transfers of financial assets.

(2) UTILITY RATE CASES

IPL’s Minnesota Retail Electric Rate Case (2009 Test Year) - In May 2010, IPL filed a request with the MPUC to increase annual rates for its Minnesota retail electric customers by $15 million, or approximately 22%. The request was based on a 2009 historical test year as adjusted for certain known and measurable items at the time of the filing. The key drivers for the filing include recovery of investments in the Whispering Willow - East wind project and emission control projects at Lansing Unit 4, and recovery of increased electric transmission service costs. In conjunction with the filing, IPL implemented an interim retail rate increase of $14 million, or approximately 20%, on an annual basis, effective in July 2010. The interim retail rate increase was approved by the MPUC and is subject to refund pending determination of final rates from the request.

IPL’s Iowa Retail Electric Rate Case (2009 Test Year) - In March 2010, IPL filed a request with the IUB to increase annual rates for its Iowa retail electric customers by $163 million, or approximately 14%. The request was based on a 2009 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing include recovery of investments in the Whispering Willow - East wind project and emission control projects at Lansing Unit 4, and recovery of increased electric transmission service costs. In conjunction with the filing, IPL implemented an interim retail electric rate increase of $119 million, on an annual basis, effective in March 2010 without regulatory review and subject to refund pending determination of final rates from the request. As of June 30, 2010, Alliant Energy and IPL did not believe any refunds related to the interim rate increase were probable and therefore no rate refund reserves were recorded.

IPL’s Iowa Retail Electric Rate Case (2008 Test Year) - In March 2009, IPL filed a request with the IUB to increase annual rates for its Iowa retail electric customers. The request was based on a 2008 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. In conjunction with the filing, IPL implemented an interim retail electric rate increase of $84 million, on an annual basis, effective in March 2009. In January 2010, IPL received an order from the IUB authorizing final rates equivalent to the interim rate increase.

WPL’s Retail Electric Rate Case (2011 Test Year) - In April 2010, WPL filed a request with the PSCW to reopen the rate order for its 2010 test year to increase annual retail electric rates for 2011 by $35 million, or approximately 4%. The request was based on a forward-looking test period that included 2011. The key drivers for the filing include recovery of investments in WPL’s Bent Tree - Phase I wind project and expiring deferral credits, partially offset by lower variable fuel expenses. In June 2010, WPL adjusted the request to an increase of $38 million, or approximately 4%, to reflect changes in variable fuel expenses. Any rate changes granted are expected to be effective on Jan. 1, 2011.

WPL’s Retail Rate Case (2010 Test Year) - In December 2009, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $59 million, or approximately 6%, and an annual retail natural gas increase of $6 million, or approximately 2%, effective January 2010.

WPL’s Retail Fuel-related Rate Case (2010 Test Year) - In April 2010, WPL filed a request with the PSCW to increase annual retail electric rates by $9 million to recover anticipated increased electric production fuel and energy purchases (fuel-related costs) in 2010. Actual fuel-related costs through March 2010, combined with projections of continued higher fuel-related costs for the remainder of 2010, significantly exceeded the amounts being recovered in retail electric rates at the time of the filing. WPL received approval from the PSCW to implement interim rates of $9 million, on an annual basis, effective in June 2010. The interim retail rate increase is subject to refund pending determination of final rates from the request. As of June 30, 2010, Alliant Energy and WPL reserved $0.2 million, including interest, for refunds anticipated to be paid to WPL’s retail electric customers related to this interim retail rate increase.

WPL’s Retail Fuel-related Rate Case (2009 Test Year) - Retail fuel-related costs incurred by WPL during the period from Sep. 1, 2009 through Dec. 31, 2009 were lower than retail fuel-related costs used to determine rates during such period resulting in refunds owed to its retail electric customers. In April 2010, WPL received approval from the PSCW to refund $4 million to its retail electric customers for retail fuel over collections for the period from Sep. 1, 2009 through Dec. 31, 2009. In the second quarter of 2010, WPL refunded $4 million, including interest, to its retail electric customers.

Refer to Note 1(b) for discussion of various other rate matters.

(3) COMPREHENSIVE INCOME

Alliant Energy’s comprehensive income and the components of other comprehensive income (loss), net of taxes, for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2010	2009	2010	2009
Net income	$52.5	$33.8	$100.6	$111.1
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities, net of tax	(0.2)	0.1	(0.2)	0.1
Less: reclassification adjustment for gains included in net income, net of tax	--	--	--	0.1

Net unrealized gains (losses) on securities, net of tax	(0.2)	0.1	(0.2)	--
Pension and other postretirement benefits plans adjustments, net of tax	(0.7)	--	(0.7)	--

Total other comprehensive income (loss)	(0.9)	0.1	(0.9)	--

Comprehensive income	51.6	33.9	99.7	111.1
Preferred dividend requirements of subsidiaries	(4.7)	(4.7)	(9.4)	(9.4)

Comprehensive income attributable to Alliant Energy common shareowners	$46.9	$29.2	$90.3	$101.7

For the three and six months ended June 30, 2010 and 2009, IPL and WPL had no other comprehensive income; therefore their comprehensive income was equal to their earnings available for common stock for such periods.

(4) RECEIVABLES

(a) Sales of Accounts Receivable - Effective April 1, 2010, IPL entered into an amended and restated Receivables Purchase and Sale Agreement (Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third-party financial institution through wholly-owned and consolidated special purpose entities. The purchase commitment from the third-party financial institution expires in March 2011. IPL accounts for sales of receivables under the Agreement as transfers of financial assets. In exchange for the receivables sold, IPL will receive from the third-party financial institution cash proceeds (based on seasonal limits up to $160 million), and deferred proceeds recorded in “Accounts receivable - other” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets. IPL makes monthly payments to the third-party financial institution of an amount that varies based on interest rates, the length of time the cash proceeds remain outstanding and the total amount under commitment by the third-party financial institution. IPL has historically used proceeds from the sales of receivables to maintain flexibility in its capital structure, take advantage of favorable short-term rates and finance a portion of its cash needs.

Deferred proceeds are payable by the third-party financial institution solely from the collections of the receivables, but only after paying any required expenses to the third-party financial institution and the collection agent. Corporate Services acts as collection agent for the third-party financial institution and receives a fee for collection services. IPL believes that the allowance for doubtful accounts related to its sales of receivables is a reasonable approximation of any credit risk of the customers that generated the receivables. Therefore, the carrying amount of deferred proceeds, after being reduced by the allowance for doubtful accounts, approximates the fair value of the deferred proceeds due to the short-term nature of the collection period. The carrying amount of deferred proceeds represents IPL’s maximum exposure to loss related to the receivables sold.

As of June 30, 2010 and Dec. 31, 2009, IPL sold $189.6 million and $0 aggregate amounts of receivables, respectively. IPL’s maximum and average outstanding cash proceeds, and costs incurred related to the sales of receivables program for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2010	2009	2010	2009
Maximum outstanding aggregate cash proceeds (based on daily outstanding balances)	$160.0	$150.0	$160.0	$170.0
Average outstanding aggregate cash proceeds (based on daily outstanding balances)	137.8	149.0	69.3	132.5
Costs incurred	0.5	0.6	0.7	1.2

As of June 30, 2010, the attributes of IPL’s receivables sold under the Agreement were as follows (in millions):

Customer accounts receivable	$111.6
Unbilled utility revenues	70.9
Other receivables	7.1

Receivables sold	189.6
Less: cash proceeds (a)	120.0

Deferred proceeds	69.6
Less: allowance for doubtful accounts	1.5

Fair value of deferred proceeds	$68.1

Outstanding receivables past due	$11.6
(a)	Recorded in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s Condensed Consolidated Statements of Cash Flows

Additional attributes of IPL’s receivables sold under the Agreement for both the three and six months ended June 30, 2010 were as follows (in millions):

Collections reinvested in receivables	$407.1
Credit losses, net of recoveries	1.8

Refer to Note 1(d) for discussion of a new accounting pronouncement impacting accounting for transfers of financial assets. Refer to Note 17 for discussion of the VIE assessment of the third-party financial institution that purchases IPL’s receivables under the Agreement.

(b) Cash Collateral - IPL, WPL and Corporate Services have entered into numerous agreements for commodities and electric transmission service to serve IPL’s and WPL’s utility customers. Certain of these agreements contain provisions that may require IPL, WPL and Corporate Services to provide cash collateral to their counterparties. Exposure under one of these agreements as of Dec. 31, 2009 exceeded contractual limits, requiring WPL to provide $2 million of cash collateral to a counterparty. The cash collateral was recorded in “Accounts receivable - other” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets at Dec. 31, 2009. The cash collateral was returned to WPL in the first half of 2010.

(5) INCOME TAXES

Income Tax Rates - The provision for income taxes for earnings from continuing operations is based on an estimated annual effective tax rate that excludes the impact of significant unusual or infrequently occurring items, discontinued operations or extraordinary items. The effective tax rates for Alliant Energy, IPL and WPL differ from the federal statutory rate of 35% generally due to impacts of recently enacted tax legislation, state income taxes, tax credits, effects of utility rate making and certain non-deductible expenses. The income tax rates shown in the following table for the three and six months ended June 30 were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes.

	Three Months		Six Months
	2010	2009	2010	2009
Alliant Energy	30.4%	29.9%	36.4%	(4.1%)
IPL	21.5%	26.8%	33.7%	(46.5%)
WPL	34.9%	35.6%	38.0%	31.9%

Patient Protection and Affordable Care Act (H.R. 3590) and Health Care and Education Reconciliation Act of 2010 (H.R. 4872) (Federal Health Care Legislation) - In March 2010, Federal Health Care Legislation was enacted. One of the most significant provisions of the Federal Health Care Legislation for Alliant Energy, IPL and WPL requires a reduction in their tax deductions for retiree health care costs beginning in 2013, to the extent their drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. The reduction in the future deductibility of retiree health care costs accrued as of Dec. 31, 2009 required Alliant Energy, IPL and WPL to record deferred income tax expense of $7.1 million, $3.7 million and $3.1 million, respectively, in the first quarter of 2010. These income tax expenses recognized in the first quarter of 2010 increased Alliant Energy’s, IPL’s and WPL’s income tax rates for continuing operations for the first half of 2010 by 4.5%, 7.9% and 2.9%, respectively.

State Filing Changes - In February 2009, Wisconsin Senate Bill 62 (SB 62) was enacted. The most significant provision of SB 62 for Alliant Energy, IPL and WPL required combined reporting for corporate income taxation in Wisconsin beginning with tax returns filed for the calendar year 2009. Changes in state apportioned income tax rates resulting from Wisconsin combined reporting requirements and WPL’s plans to be included in Iowa consolidated tax returns required Alliant Energy, IPL and WPL to adjust the carrying value of their deferred income tax assets and liabilities in the first quarter of 2009. The provisions of SB 62 also make it unlikely that Alliant Energy will be able to utilize the majority of its current Wisconsin net operating loss carryforwards before they expire resulting in additional valuation allowances in the first quarter of 2009. Alliant Energy, IPL and WPL recognized net income tax benefits in the first quarter of 2009 of $40.4 million, $32.7 million and $2.4 million, respectively, from the changes in state apportioned income tax rates and additional valuation allowances. These net income tax benefits recognized in the first quarter of 2009 decreased Alliant Energy’s, IPL’s and WPL’s income tax rates for continuing operations for the first half of 2009 by 37.9%, 78.4% and 3.8%, respectively.

Production Tax Credits - In the fourth quarter of 2009, IPL’s Whispering Willow - East wind project began commercial operation and is currently generating production tax credits. In the second quarter and first half of 2010, both Alliant Energy and IPL recognized production tax credits associated with IPL’s Whispering Willow - East wind project of $1.8 million and $3.5 million, respectively.

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans -

Net Periodic Benefit Costs - The components of Alliant Energy’s net periodic benefit costs for its defined benefit pension and other postretirement benefits plans for the three and six months ended June 30 were as follows (in millions):

	Defined Benefit Pension Plans				Other Postretirement Benefits Plans
	Three Months		Six Months		Three Months		Six Months
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$3.0	$3.1	$6.0	$6.2	$2.7	$2.1	$4.8	$4.3
Interest cost	13.1	13.6	26.2	27.2	4.2	3.8	7.9	7.6
Expected return on plan assets	(15.5)	(11.9)	(31.0)	(23.8)	(2.0)	(1.6)	(3.9)	(3.1)
Amortization of:
Transition obligation	--	--	--	--	--	0.1	0.1	0.1
Prior service cost (credit)	0.2	0.5	0.4	1.0	0.8	(0.9)	(0.1)	(1.8)
Actuarial loss	6.0	7.9	12.0	15.9	1.5	1.6	3.1	3.1
Curtailment losses (a)(b)	--	1.0	--	1.0	--	--	--	--
Special termination benefits costs (b)	--	0.5	--	0.5	--	--	--	--

	$6.8	$14.7	$13.6	$28.0	$7.2	$5.1	$11.9	$10.2

(a)	In 2007, members of the International Brotherhood of Electrical Workers Local 965 ratified a four-year collective bargaining agreement reached with WPL, resulting in changes to WPL’s qualified pension plan (Plan). One of these changes provided Plan participants a one-time option to cease participating in the Plan and begin participating in the Alliant Energy 401(k) Savings Plan with increased levels of contribution by Alliant Energy. The election of this option did not impact a participant’s eligibility for benefits previously vested under the Plan. In the second quarter of 2009, certain of these employees elected to cease participating in the Plan, resulting in Alliant Energy and WPL recognizing a one-time curtailment loss related to the Plan of $0.7 million.
(b)	In the second quarter of 2009, Alliant Energy eliminated certain corporate and operations positions. As a result, Alliant Energy recognized one-time curtailment losses and special termination benefits costs related to its pension plans of $0.3 million and $0.5 million, respectively, in the second quarter of 2009.

Estimated Future Employer Contributions - Alliant Energy estimates that funding for the qualified defined benefit pension, non-qualified defined benefit pension and other postretirement benefits plans during 2010 will be $0, $8 million and $19 million, respectively, of which $0, $1 million and $9 million, respectively, have been contributed through June 30, 2010.

Alliant Energy Cash Balance Pension Plan (Plan) - Refer to Note 12(c) for discussion of a class action lawsuit filed against the Plan in 2008 and the Internal Revenue Service (IRS) review of the tax qualified status of the Plan.

Federal Health Care Legislation - The Federal Health Care Legislation enacted in March 2010 includes provisions that require the elimination of annual and lifetime caps for certain benefits beginning in 2011. Postretirement health care benefits provided to eligible retirees of Alliant Energy, IPL and WPL contain benefit caps. The enactment of this legislation was determined to be a significant event, which required Alliant Energy, IPL and WPL to remeasure their defined benefit postretirement health care plans in the first quarter of 2010 to reflect the anticipated elimination of the benefit caps beginning in 2011. The impact of the remeasurement resulted in an increase in Alliant Energy’s postretirement benefit obligations of $35 million ($15 million for IPL, $12 million for WPL and $8 million for Corporate Services) in the first quarter of 2010. In accordance with the accounting rules, the impact of the remeasurement on net periodic benefit costs was only recognized prospectively from the remeasurement date; therefore there was no impact on net periodic benefit costs in the first quarter of 2010. The impact of the remeasurement increased Alliant Energy’s, IPL’s and WPL’s net periodic benefit costs in the second quarter of 2010 by $2.4 million, $1.3 million and $1.0 million, respectively. The discount rate used for the remeasurement in the first quarter of 2010 was 5.40%. All other assumptions used for the remeasurement in the first quarter of 2010 were consistent with the measurement as of Dec. 31, 2009.

In June 2010, government regulations were issued clarifying that certain lifetime caps are exempt from the Federal Health Care Legislation enacted in March 2010. In July 2010, Alliant Energy approved an amendment to its health and welfare benefit plan, which will split the plan into two separate plans consisting of a plan for active employees and a plan for retirees. As a result of the clarifying regulations and the July 2010 plan amendment, Alliant Energy, IPL and WPL currently believe the plan for retirees will qualify for the lifetime caps exemption and that this will be a significant event requiring Alliant Energy, IPL and WPL to remeasure their defined benefit postretirement health care plans in the third quarter of 2010. The impact of the remeasurement in the third quarter of 2010 is expected to decrease Alliant Energy’s postretirement benefit obligations by approximately $13 million ($1 million for IPL, $2 million for WPL and $10 million for Corporate Services). In accordance with the accounting rules, the impact of the remeasurement on net periodic benefit costs will only be recognized prospectively from the remeasurement date; therefore there was no impact on net periodic benefit costs in the second quarter of 2010. The discount rate used for the remeasurement in the third quarter of 2010 is expected to be 4.75%. All other assumptions used for the remeasurement in the third quarter of 2010 are expected to be consistent with the measurement as of Dec. 31, 2009.

The postretirement benefit obligations are an estimate and could change in the future as additional related regulations and interpretations of the legislation become available.

(b) Equity Incentive Plans - In May 2010, Alliant Energy’s shareowners approved the Alliant Energy 2010 Omnibus Incentive Plan (OIP), which permits the grant of stock options, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards and cash incentive awards to key employees. The OIP authorizes the issuance of up to 4,500,000 shares of Alliant Energy’s common stock. Upon shareowner approval of the OIP, the Alliant Energy 2002 Equity Incentive Plan (EIP) terminated resulting in no new awards authorized to be granted under the EIP. All awards previously granted under the EIP that were still outstanding remain valid and continue to be subject to all of the terms and conditions of the EIP. As of June 30, 2010, there were no grants issued under the OIP.

A summary of compensation expense and the related income tax benefits recognized for the three and six months ended June 30 for share-based compensation awards was as follows (in millions):

	Alliant Energy		IPL		WPL
	2010	2009	2010	2009	2010	2009
Three Months Ended June 30:
Share-based compensation expense	$1.3	$0.5	$0.7	$0.3	$0.5	$0.2
Income tax benefits	0.5	0.2	0.3	0.1	0.2	0.1

Six Months Ended June 30:
Share-based compensation expense	3.6	1.7	1.9	1.0	1.4	0.6
Income tax benefits	1.4	0.7	0.8	0.4	0.6	0.3

As of June 30, 2010, total unrecognized compensation cost related to share-based compensation awards was $12.5 million, which is expected to be recognized over a weighted average period of two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods.

Performance Shares and Units - Alliant Energy anticipates making future payouts of its performance shares and units in cash; therefore, performance shares and units were accounted for as liability awards at June 30, 2010 and Dec. 31, 2009.

Performance Shares - A summary of the performance shares activity for the six months ended June 30 was as follows:

	2010	2009
	Shares (a)	Shares (a)
Nonvested shares, Jan. 1	256,579	208,579
Granted	72,487	152,735
Vested	--	(84,633)
Forfeited	(83,786)	(20,102)

Nonvested shares, June 30	245,280	256,579

(a)	Share amounts represent the target number of performance shares. Each performance share’s value is based on the price of one share of Alliant Energy’s common stock at the end of the performance period. The actual number of shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares.

In the first quarter of 2010, 57,100 performance shares granted in 2007 were forfeited without payout because the specified performance criteria for such shares were not met. The remaining forfeitures during the first half of 2010 and 2009 were primarily caused by retirements and voluntary terminations of participants. In the first quarter of 2009, 84,633 performance shares granted in 2006 vested resulting in a payout valued at $4.1 million, which consisted of a combination of cash and common stock (51,189 shares).

Performance Units - Alliant Energy granted new share-based compensation awards to key employees in the first quarter of 2010 referred to as performance units. The performance units and the performance contingent cash awards discussed below were granted in the first quarter of 2010 in lieu of time-based restricted stock. Performance unit payouts to key employees are contingent upon achievement over three-year periods of specified performance criteria, which currently include metrics of total shareowner return relative to an investor-owned utility peer group. Nonvested performance unit payouts are prorated at retirement, death, disability or involuntary termination without cause based on time worked during the performance period and achievement of the performance criteria. Participants’ nonvested performance units are forfeited if the participant voluntarily leaves Alliant Energy or is terminated for cause. Performance units must be paid out in cash and are adjusted by a performance multiplier, which ranges from zero to 200% based on the performance criteria. A summary of the performance unit activity for the six months ended June 30, 2010 was as follows:

Units (a)
Nonvested units, Jan. 1	--
Granted	23,795
Forfeited	(367)

Nonvested units, June 30	23,428

(a)	Unit amounts represent the target number of performance units. Each performance unit’s value is based on the average price of one share of Alliant Energy’s common stock on the grant date of the award. The actual payout for performance units is dependent upon actual performance and may range from zero to 200% of the target number of units.

Fair Value of Awards - Information related to fair values of nonvested performance shares and units at June 30, 2010, by year of grant, were as follows:

	Performance Shares			Performance Units
	2010 Grant	2009 Grant	2008 Grant	2010 Grant
Nonvested awards	70,183	117,259	57,838	23,428
Alliant Energy common stock closing price on June 30, 2010	$31.74	$31.74	$31.74
Alliant Energy common stock average price on grant date				$32.56
Estimated payout percentage based on performance criteria	118%	106%	74%	118%
Fair values of each nonvested award	$37.45	$33.64	$23.49	$38.41

At June 30, 2010, fair values of nonvested performance shares and units were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

Restricted Stock - Restricted stock issued under the EIP consists of time-based and performance-contingent restricted stock.

Time-based restricted stock - A summary of the time-based restricted stock activity for the six months ended June 30 was as follows:

	2010		2009
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, Jan. 1	125,349	$32.47	156,807	$32.80
Granted during first quarter	--	--	51,236	29.40
Vested	(36,384)	34.41	(58,525)	31.78
Forfeited	(1,300)	32.78	(3,235)	33.97

Nonvested shares, June 30	87,665	31.66	146,283	31.99

Performance-contingent restricted stock - A summary of the performance-contingent restricted stock activity for the six months ended June 30 was as follows:

	2010		2009
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, Jan. 1	226,007	$32.25	124,185	$39.28
Granted during first quarter	72,487	32.56	101,822	23.67
Forfeited	(2,304)	32.56	--	--

Nonvested shares, June 30	296,190	32.32	226,007	32.25

Non-qualified Stock Options - A summary of the stock option activity for the six months ended June 30 was as follows:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, Jan. 1	384,331	$27.02	497,183	$27.30
Exercised	(86,077)	26.57	(7,088)	16.82
Expired	(29,218)	28.59	(56,098)	29.88

Outstanding and exercisable, June 30	269,036	27.00	433,997	27.14

The weighted average remaining contractual term for options outstanding and exercisable at June 30, 2010 was two years. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2010 was $1.3 million.

Other information related to stock option activity for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2010	2009	2010	2009
Cash received from stock options exercised	$1.0	$0.1	$2.3	$0.1
Aggregate intrinsic value of stock options exercised	0.1	0.1	0.5	0.1
Income tax benefit from the exercise of stock options	--	--	0.2	--

Performance Contingent Cash Awards - Alliant Energy granted new share-based compensation awards to key employees in the first quarter of 2010 referred to as performance contingent cash awards. Performance contingent cash award payouts to key employees are based on the achievement of certain performance targets (currently specified consolidated net income growth). If performance targets are not met within the performance period, which currently ranges from two to four years, there are no payouts for these awards. Nonvested awards are prorated at retirement based on time worked during the performance period and achievement of the performance criteria. Participants’ nonvested awards are forfeited if the participant voluntarily leaves Alliant Energy for reasons other than retirement. Each performance contingent cash award’s value is based on the price of one share of Alliant Energy’s common stock at the end of the performance period. Alliant Energy accounts for performance contingent cash awards as liability awards because payouts will be made in the form of cash. A summary of the performance contingent cash awards activity for the six months ended June 30, 2010 was as follows:

Awards
Nonvested awards, Jan. 1	--
Granted	23,795
Forfeited	(367)

Nonvested awards, June 30	23,428

(7) COMMON EQUITY

Common Share Activity - A summary of Alliant Energy’s common stock activity during the six months ended June 30, 2010 was as follows:

Shares outstanding, Jan. 1, 2010	110,656,498
Equity incentive plans (Note 6(b))	154,960
Other (a)	(15,643)

Shares outstanding, June 30, 2010	110,795,815

(a)	Includes shares transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the EIP.

Dividend Restrictions - As of June 30, 2010, IPL’s amount of retained earnings that were free of restrictions was $278 million. As of June 30, 2010, WPL’s amount of retained earnings that were free of restrictions was $56 million for the remainder of 2010.

Restricted Net Assets of Subsidiaries - As of June 30, 2010, the amount of net assets of IPL and WPL that were not available to be transferred to their parent company in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $1.1 billion and $1.3 billion, respectively.

Capital Transactions with Subsidiaries - In the first half of 2010, IPL and WPL each received capital contributions of $50 million from their parent company, Alliant Energy. In the first half of 2010, IPL, WPL and Resources paid common stock dividends and repayments of capital to their parent company, Alliant Energy, as follows (in millions):

	IPL	WPL	Resources
Common stock dividends to Alliant Energy	$--	$56	$--
Repayments of capital to Alliant Energy	59	--	65

In July 2008, FERC issued an order allowing IPL to pay up to $400 million in common equity distributions from additional paid-in capital, rather than retained earnings. As of June 30, 2010, IPL’s remaining authority under this FERC order was $160 million.

(8) DEBT

(a) Short-Term Debt - At June 30, 2010, there was no commercial paper outstanding at IPL, WPL or the Alliant Energy parent company. Information regarding commercial paper issued under Alliant Energy’s, IPL’s and WPL’s credit facilities and other short-term borrowings was as follows (dollars in millions):

At June 30, 2010:	Alliant Energy (Consolidated)	Parent Company	IPL	WPL
Available credit facility capacity	$623	$96	$287	$240

	Alliant Energy		IPL		WPL
	2010	2009	2010	2009	2010	2009
Three months ended June 30:
Maximum amount of total short-term debt outstanding
(based on daily outstanding balances)	$264.0	$255.9	$133.0	$154.4	$152.0	$103.1
Average amount of total short-term debt outstanding
(based on daily outstanding balances)	$129.5	$171.8	$68.4	$116.0	$77.4	$55.8
Weighted average interest rates - total short-term debt	0.34%	0.70%	0.38%	0.81%	0.31%	0.49%

Six months ended June 30:
Maximum amount of total short-term debt outstanding
(based on daily outstanding balances)	$350.3	$255.9	$219.1	$154.4	$170.2	$103.1
Average amount of total short-term debt outstanding
(based on daily outstanding balances)	$178.3	$122.5	$125.2	$73.4	$66.5	$49.1
Weighted average interest rates - total short-term debt	0.32%	0.72%	0.34%	0.82%	0.29%	0.55%

(b) Long-Term Debt - In June 2010, IPL issued $150 million of 3.30% senior debentures due 2015 and WPL issued $150 million of 4.60% debentures due 2020. The proceeds from these debt issuances were used initially to repay short-term debt and invest in short-term assets, and thereafter to fund capital expenditures and for general working capital purposes. In March 2010, WPL retired $100 million of its 7.625% debentures and Alliant Energy retired its remaining 300 Exchangeable Senior Notes due 2030.

(9) INVESTMENTS

(a) Unconsolidated Equity Investments - Equity (income) loss from Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2010	2009	2010	2009
American Transmission Company LLC (ATC)	($9.2)	($8.3)	($18.4)	($17.5)
Other	(0.4)	(0.3)	(1.0)	(0.3)

	($9.6)	($8.6)	($19.4)	($17.8)

Summary financial information from the unaudited financial statements of ATC for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2010	2009	2010	2009
Operating revenues	$138.7	$129.0	$277.2	$255.2
Operating income	76.1	72.4	151.8	141.7
Net income	54.1	52.7	109.2	103.6

(b) Other Investments - Information relating to various debt and equity securities held by Alliant Energy at June 30, 2010 and Dec. 31, 2009 that are marked-to-market each reporting date was as follows (in millions):

	June 30, 2010		Dec. 31, 2009
	Carrying/Fair Value	Unrealized Gains, Net of Tax	Carrying/Fair Value	Unrealized Gains, Net of Tax
Available-for-sale securities	$3.5	$0.4	$4.2	$0.6

(10) FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments - The carrying amounts of Alliant Energy’s, IPL’s and WPL’s current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments at June 30, 2010 and Dec. 31, 2009 were as follows (in millions):

	Alliant Energy		IPL		WPL
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
June 30, 2010
Assets:
Derivative assets (Note 11(a))	$40.0	$40.0	$28.7	$28.7	$11.3	$11.3
Deferred proceeds (sales of receivables) (Note 4(a))	68.1	68.1	68.1	68.1	--	--
Available-for-sale securities (Note 9(b))	3.5	3.5	2.1	2.1	--	--
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 8(b))	2,705.0	3,060.4	1,308.5	1,464.2	1,081.5	1,271.6
Cumulative preferred stock of subsidiaries	243.8	254.9	183.8	200.6	60.0	54.3
Derivative liabilities (Note 11(a))	104.1	104.1	43.9	43.9	60.2	60.2

Dec. 31, 2009
Assets:
Derivative assets (Note 11(a))	31.7	31.7	16.4	16.4	15.3	15.3
Available-for-sale securities (Note 9(b))	4.2	4.2	2.3	2.3	--	--
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 8(b))	2,506.0	2,675.5	1,158.7	1,238.1	1,031.6	1,125.9
Cumulative preferred stock of subsidiaries	243.8	260.9	183.8	210.3	60.0	50.6
Derivative liabilities (Note 11(a))	119.3	119.3	53.0	53.0	66.3	66.3

Valuation Techniques -

Derivative assets and liabilities - Derivative assets and liabilities as of June 30, 2010 and Dec. 31, 2009 included swap contracts, option contracts, swaption contracts and physical forward purchase and sale contracts for electricity and natural gas, financial transmission rights (FTRs) and embedded foreign currency derivatives. IPL’s and WPL’s swap, option, swaption and physical forward commodity contracts were non-exchange-based derivative instruments valued using indicative price quotations available through a pricing vendor that provides daily exchange forward price settlements, from broker or dealer quotations or from on-line exchanges. The indicative price quotations reflected the average of the bid-ask mid-point prices and were obtained from sources believed to provide the most liquid market for the commodity. IPL and WPL corroborated a portion of these indicative price quotations using quoted prices for similar assets or liabilities in active markets and categorized derivative instruments based on such indicative price quotations as Level 2. IPL’s and WPL’s commodity contracts that were valued using indicative price quotations based on significant assumptions such as seasonal or monthly shaping and indicative price quotations that could not be readily corroborated were categorized as Level 3. IPL’s and WPL’s swap, option, swaption and physical forward commodity contracts were predominately at liquid trading points. IPL’s and WPL’s FTRs were measured at fair value each reporting date using monthly or annual auction shadow prices from relevant auctions. The embedded foreign currency derivatives related to Euro-denominated payment terms included in the wind turbine supply contract with Vestas were measured at fair value using an extrapolation of forward currency rates. Refer to Note 11(a) for additional details of Alliant Energy’s derivative assets and liabilities.

Deferred proceeds (sales of receivables) - At June 30, 2010, the fair value of IPL’s deferred proceeds related to its sales of receivables program was calculated using the carrying amount of deferred proceeds less the allowance for doubtful accounts associated with the receivables sold. Refer to Note 4(a) for additional information regarding deferred proceeds.

Available-for-sale securities - The fair value of Resources’ investment in Capstone Turbine Corporation’s common stock and certain IPL investments in various debt and equity securities was measured at fair value each reporting date using quoted market prices on listed exchanges. Refer to Note 9(b) for additional information regarding available-for-sale securities.

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

Level 1 - Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date. Level 1 assets as of June 30, 2010 and Dec. 31, 2009 included Resources’ investment in Capstone Turbine Corporation’s common stock and certain IPL investments in securities valued using quoted market prices on listed exchanges.

Level 2 - Pricing inputs are quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active as of the reporting date. Level 2 assets and liabilities as of June 30, 2010 and Dec. 31, 2009 included IPL’s and WPL’s non-exchange traded commodity contracts valued using indicative price quotations that are corroborated with quoted prices for similar assets or liabilities in active markets.

Level 3 - Pricing inputs are unobservable inputs for assets or liabilities for which little or no market data exist and require significant management judgment or estimation. Level 3 assets and liabilities as of June 30, 2010 and Dec. 31, 2009 included IPL’s deferred proceeds, and IPL’s and WPL’s FTRs, natural gas option contracts, embedded foreign currency derivatives and certain commodity contracts that are valued using indicative price quotations based on significant assumptions such as seasonal or monthly shaping.

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

Recurring Fair Value Measurements - Disclosure requirements for Alliant Energy’s recurring items subject to fair value measurements at June 30, 2010 and Dec. 31, 2009 were as follows (in millions):

	Fair Value Measurements	Level 1	Level 2	Level 3
June 30, 2010
Assets:
Derivative assets:
Commodity contracts	$31.6	$--	$18.5	$13.1
Foreign exchange contracts	8.4	--	--	8.4

Total derivative assets	40.0	--	18.5	21.5
Deferred proceeds	68.1	--	--	68.1
Available-for-sale securities	3.5	1.8	1.6	0.1
Liabilities:
Derivative liabilities:
Commodity contracts	103.6	--	100.8	2.8
Foreign exchange contracts	0.5	--	--	0.5

Total derivative liabilities	104.1	--	100.8	3.3

	Fair Value Measurements	Level 1	Level 2	Level 3
Dec. 31, 2009
Assets:
Derivative assets:
Commodity contracts	27.1	--	20.0	7.1
Foreign exchange contracts	4.6	--	--	4.6

Total derivative assets	31.7	--	20.0	11.7
Available-for-sale securities	4.2	2.3	1.8	0.1
Liabilities:
Derivative liabilities:
Commodity contracts	117.8	--	113.3	4.5
Foreign exchange contracts	1.5	--	--	1.5

Total derivative liabilities	119.3	--	113.3	6.0

Additional information for Alliant Energy’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three and six months ended June 30 was as follows (in millions):

	Derivative Assets and Liabilities, net
	Commodity Contracts		Foreign Contracts		Deferred Proceeds		Available-for-sale Securities
Three months ended June 30	2010	2009	2010	2009	2010	2009	2010	2009
Beginning balance, April 1	($1.8)	($5.7)	$7.3	$8.3	$--	$--	$0.1	$--
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	13.9	2.6	--	(3.7)	--	--	--	--
Transfers in and/or out of Level 3 (b)	0.6	--	--	--	--	--	--	--
Purchases, sales, issuances and settlements, net	(2.4)	8.2	0.6	0.6	68.1	--	--	--

Ending balance, June 30	$10.3	$5.1	$7.9	$5.2	$68.1	$--	$0.1	$--

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets and liabilities held at June 30 (a)	$13.9	$2.7	$--	$--	$--	$--	$--	$--

	Derivative Assets and Liabilities, net
	Commodity Contracts		Foreign Contracts		Deferred Proceeds		Available-for-sale Securities
Six months ended June 30	2010	2009	2010	2009	2010	2009	2010	2009
Beginning balance, Jan. 1	$2.6	$10.3	$3.1	$4.4	$--	$--	$0.1	$--
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	12.2	(6.8)	3.8	(0.4)	--	--	--	--
Transfers in and/or out of Level 3 (b)	(0.1)	--	--	--	--	--	--	--
Purchases, sales, issuances and settlements, net	(4.4)	1.6	1.0	1.2	68.1	--	--	--

Ending balance, June 30	$10.3	$5.1	$7.9	$5.2	$68.1	$--	$0.1	$--

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets and liabilities held at June 30 (a)	$12.2	($6.7)	$3.8	$--	$--	$--	$--	$--

(a)	Gains and losses related to derivative assets and liabilities are recorded in “Regulatory assets” and “Regulatory liabilities” on Alliant Energy’s Condensed Consolidated Balance Sheets.

(b)	Observable market inputs became available for certain commodity contracts previously classified as Level 3. The transfers were valued as of the beginning of the period.

(11) DERIVATIVE INSTRUMENTS

(a) Commodity and Foreign Exchange Derivatives -

Purpose - Alliant Energy, IPL and WPL periodically use derivative instruments for risk management purposes to mitigate exposures to fluctuations in certain commodity prices, transmission congestion costs and currency exchange rates. Alliant Energy’s, IPL’s and WPL’s derivative instruments as of June 30, 2010 and Dec. 31, 2009 were not designated as hedging instruments. IPL’s and WPL’s derivative instruments as of June 30, 2010 and Dec. 31, 2009 included electric physical forward purchase contracts and swap contracts to mitigate pricing volatility for the electricity purchased to supply to their customers, electric physical forward sale contracts to offset long positions created by reductions in electricity demand forecasts, natural gas swap contracts to mitigate pricing volatility for the fuel used to supply to the natural gas-fired electric generating facilities they operate, natural gas options to mitigate price increases during periods of high demand or lack of supply, FTRs acquired to manage transmission congestion costs, natural gas physical forward purchase contracts and swap contracts to mitigate pricing volatility for natural gas supplied to their retail customers and embedded foreign currency derivatives related to Euro-denominated payment terms included in the wind turbine supply contract with Vestas.

Notional Amounts - As of June 30, 2010, Alliant Energy, IPL and WPL had notional amounts related to outstanding swap contracts, physical forward contracts and FTRs that were accounted for as derivative instruments as follows (units in thousands; megawatt-hours (MWhs); dekatherms (Dths)):

	2010	2011	2012	2013	Total
Alliant Energy
Commodity:
Electricity (MWhs)	3,861	2,582	141	204	6,788
FTRs (MWs)	30	25	--	--	55
Natural gas (Dths)	46,401	26,878	9,982	610	83,871

IPL
Commodity:
Electricity (MWhs)	2,024	578	--	--	2,602
FTRs (MWs)	16	13	--	--	29
Natural gas (Dths)	33,585	15,508	1,364	--	50,457

WPL
Commodity:
Electricity (MWhs)	1,837	2,004	141	204	4,186
FTRs (MWs)	14	12	--	--	26
Natural gas (Dths)	12,816	11,370	8,618	610	33,414

The notional amounts in the above table were computed by aggregating the absolute value of purchase and sale positions within commodities for each year. In the first quarter of 2010, Euro-denominated payment terms included in the wind turbine supply contract with Vestas were converted to U.S. dollars.

Financial Statement Presentation - Alliant Energy records derivative instruments at fair value each reporting date on the balance sheet as assets or liabilities. At June 30, 2010 and Dec. 31, 2009, the fair values of current derivative assets were included in “Derivative assets,” non-current derivative assets were included in “Deferred charges and other,” current derivative liabilities were included in “Derivative liabilities” and non-current derivative liabilities were included in “Other long-term liabilities and deferred credits” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2010	Dec. 31, 2009	June 30, 2010	Dec. 31, 2009	June 30, 2010	Dec. 31, 2009
Current derivative assets
Commodity contracts	$28.6	$20.3	$19.0	$9.1	$9.6	$11.2
Foreign exchange contracts	6.3	3.4	6.3	3.4	--	--

	$34.9	$23.7	$25.3	$12.5	$9.6	$11.2

Non-current derivative assets
Commodity contracts	$3.0	$6.8	$1.3	$2.7	$1.7	$4.1
Foreign exchange contracts	2.1	1.2	2.1	1.2	--	--

	$5.1	$8.0	$3.4	$3.9	$1.7	$4.1

Current derivative liabilities
Commodity contracts	$83.4	$99.0	$39.7	$49.5	$43.7	$49.5
Foreign exchange contracts	0.5	1.5	--	--	0.5	1.5

	$83.9	$100.5	$39.7	$49.5	$44.2	$51.0

Non-current derivative liabilities
Commodity contracts	$20.2	$18.8	$4.2	$3.5	$16.0	$15.3

IPL and WPL generally record gains and losses from their derivative instruments with offsets to regulatory assets or liabilities, based on their fuel and natural gas cost recovery mechanisms, as well as other specific regulatory authorizations. For the three and six months ended June 30, 2010 and 2009, gains and losses from derivative instruments not designated as hedging instruments were recorded as follows (in millions):

	Location Recorded	Gains (Losses)
	on Balance Sheet or	Alliant Energy		IPL		WPL
	Statement of Income	2010	2009	2010	2009	2010	2009
Three months ended June 30
Commodity contracts	(a)	$13.8	($14.1)	$6.3	$3.0	$7.5	($17.1)
Commodity contracts	(b)	(1.5)	9.4	(0.5)	3.9	(1.0)	5.5
Foreign exchange contracts	(b)	--	(3.7)	--	--	--	(3.7)

Six months ended June 30
Commodity contracts	(a)	(39.2)	(93.8)	(25.8)	(51.3)	(13.4)	(42.5)
Commodity contracts	(b)	6.0	11.6	7.3	5.4	(1.3)	6.2
Foreign exchange contracts	(b)	3.8	(0.4)	3.8	--	--	(0.4)

(a)	Regulatory assets on the Condensed Consolidated Balance Sheets
(b)	Regulatory liabilities on the Condensed Consolidated Balance Sheets

Losses from commodity contracts in the first half of 2010 and 2009 were primarily due to impacts of decreases in electricity and natural gas prices during such periods.

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

Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. The aggregate fair value of all derivatives with credit risk-related contingent features that were in a net liability position on June 30, 2010 was $104.1 million, $43.9 million and $60.2 million for Alliant Energy, IPL and WPL, respectively. If the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered on June 30, 2010, Alliant Energy, IPL and WPL would be required to post $104.1 million, $43.9 million and $60.2 million, respectively, of credit support to their counterparties.

(b) Weather Derivatives - In 2008, IPL and WPL each entered into separate non-exchange traded swap agreements based on heating degree days (HDD) measured in Cedar Rapids, Iowa and Madison, Wisconsin, respectively, to reduce the impact of weather volatility on IPL’s and WPL’s margins for Nov. 1, 2008 through March 31, 2009. The actual HDD for Nov. 1, 2008 through Dec. 31, 2008 were higher than those specified in the contracts, resulting in Alliant Energy paying the counterparty $3.6 million (IPL paying $2.2 million and WPL paying $1.4 million) in January 2009. In addition, the actual HDD for Jan. 1, 2009 through March 31, 2009 were higher than those specified in the contracts, resulting in Alliant Energy paying the counterparty $5.2 million (IPL paying $3.2 million and WPL paying $2.0 million) in April 2009. IPL and WPL did not enter into HDD swap agreements for the first half of 2010.

A summary of the losses resulting from changes in the value of weather derivatives for the first quarter of 2009 was as follows (in millions):

	Alliant Energy	IPL	WPL
Electric utility operating revenues	($2.6)	($1.8)	($0.8)
Gas utility operating revenues	(2.6)	(1.4)	(1.2)

(12) COMMITMENTS AND CONTINGENCIES

(a) Capital Purchase Obligations - Alliant Energy, IPL and WPL have entered into capital purchase obligations that contain minimum future commitments related to capital expenditures for their proposed wind projects. The obligations are primarily related to capital purchase obligations under a master supply agreement executed in 2008 with Vestas for the purchase of 500 MW of wind turbine generator sets and related equipment to support IPL’s and WPL’s wind generation plans. At June 30, 2010, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to these capital expenditures were as follows (in millions):

	Alliant Energy	IPL	WPL
Wind projects	$207	$125	$82

(b) Operating Expense Purchase Obligations - Alliant Energy, IPL and WPL have entered into various commodity supply, transportation and storage contracts to meet their obligations to deliver electricity and natural gas to their utility customers. Alliant Energy, IPL and WPL also enter into other operating expense purchase obligations with various vendors for other goods and services. At June 30, 2010, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a):
DAEC (IPL)	$672	$672	$--
Kewaunee Nuclear Power Plant (Kewaunee) (WPL)	251	--	251
Other	76	21	55

	999	693	306

Natural gas	374	156	218
Coal (b)	292	99	34
Emission allowances (c)	35	35	--
Other (d)	55	21	30

	$1,755	$1,004	$588

(a)	Includes payments required by purchased power agreements (PPAs) for capacity rights and minimum quantities of MWhs required to be purchased. Excludes contracts that are considered operating leases.
(b)	Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments of $159 million that have not been directly assigned to IPL and WPL since the specific needs of each utility were not yet known as of June 30, 2010.
(c)

IPL has entered into forward contracts to purchase sulfur dioxide (SO2) emission allowances with vintage years of 2014 through 2017 and NOx emission allowances with vintage years of 2010 through 2011 from various counterparties for $34 million and $1 million, respectively. Any SO2 emission allowances acquired under these forward contracts may be used to meet requirements under the Acid Rain Program regulations or the more stringent Clean Air Interstate Rule (CAIR) emission reduction standards. Any NOx emission allowances acquired under these forward contracts may be used to meet requirements under the CAIR emission reduction standards. However, any emission allowances acquired under these forward contracts are not expected to be eligible to be used for compliance requirements under the proposed Transport Rule released by the EPA in July 2010. The EPA currently estimates that compliance requirements under the proposed Transport Rule will begin in 2012. Existing CAIR compliance requirements are expected to remain in effect until compliance requirements under the proposed Transport Rule supersede them. As of June 30, 2010, Alliant Energy and IPL did not believe any losses from these forward contracts were probable and therefore did not recognize any loss contingency amounts related to the forward contracts. Alliant Energy and IPL are currently assessing the probability of any losses from these forward contracts and the regulatory recovery of any such losses in light of the proposed Transport Rule issued in July 2010. Alliant Energy and IPL are currently unable to predict the ultimate impact these forward contracts will have on their financial condition and results of operations.

(d)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at June 30, 2010.

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

In response to similar EPA CAA enforcement initiatives, certain utilities have elected to settle with the EPA, while others have elected to litigate. If the EPA and/or Sierra Club successfully prove their claims that projects completed in the past at Nelson Dewey, Columbia and Edgewater required either a state or federal CAA permit, WPL may, under the applicable statutes, be required to pay civil penalties in amounts of up to $37,500 per day for each violation and/or complete actions for injunctive relief. Payment of fines and/or injunctive relief could be included in a settlement outcome. Injunctive relief contained in settlements or court-ordered remedies for other utilities required the installation of pollution control technology, changed operating conditions including use of alternative fuels other than coal, caps for emissions and limitations on generation including retirement of generating units, and other supplemental environmental projects. Should similar remedies be required for final resolution of these matters at Nelson Dewey, Columbia and Edgewater, Alliant Energy and WPL would incur additional capital and operating expenditures. Alliant Energy and WPL are currently reviewing the allegations and are unable to predict the impact of the allegations on their financial conditions or results of operations, but believe that an adverse outcome could be significant. WPL and the other owners of Columbia and Edgewater are exploring settlement options with the EPA and the Sierra Club while simultaneously defending against these allegations. WPL believes the projects at Nelson Dewey, Columbia and Edgewater were routine or not projected to increase emissions and therefore did not violate the permitting requirements of the CAA. Alliant Energy and WPL do not currently believe any losses from these allegations are both probable and reasonably estimable and therefore have not recognized any related loss contingency amounts as of June 30, 2010.

Shareowner Derivative Complaint - On Feb. 27, 2009, a purported shareowner filed in the Circuit Court for Dane County, Wisconsin, a derivative complaint against certain current and former officers and directors of Alliant Energy alleging that such officers and directors breached their fiduciary duties by approving sales of assets of Resources in violation of the Indenture with respect to the now-retired Exchangeable Senior Notes due 2030 and wasting Alliant Energy’s assets by compensating such officers and directors in connection with such sales. Alliant Energy believes the derivative complaint is without merit and intends to vigorously defend against this litigation. The purported shareowner had previously made a demand asking the Board of Directors to take action to remedy the alleged breaches of fiduciary duties by certain officers and directors. Under Wisconsin law, if a shareowner commences a derivative proceeding after making such a demand, the court must dismiss such a derivative proceeding if a committee of independent directors appointed by independent directors determines, acting in good faith after conducting a reasonable inquiry upon which its conclusions are based, that maintenance of the derivative proceeding is not in the best interests of the corporation. The independent directors of Alliant Energy appointed such a special litigation committee of independent directors, which conducted an inquiry into the allegations made in the demand from the purported shareowner and in a report delivered to Alliant Energy determined that maintenance of the derivative proceeding is not in the best interests of Alliant Energy. Based on that report, on Sep. 14, 2009, Alliant Energy filed a motion to dismiss the derivative proceeding in the Circuit Court for Dane County, Wisconsin. A hearing on the motion to dismiss was held on June 2, 2010. The court has not ruled on the motion to dismiss. Alliant Energy does not currently believe any losses from the purported shareowner action are both probable and reasonably estimable and therefore has not recognized any related loss contingency amounts as of June 30, 2010.

Alliant Energy Cash Balance Pension Plan (Plan) - In February 2008, a class action lawsuit was filed against the Plan. The complaint alleges that certain Plan participants who received distributions prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of ERISA because the Plan applied an improper interest crediting rate to project the cash balance account to their normal retirement age. These Plan participants are limited to individuals who, prior to normal retirement age, received a lump sum distribution and/or received any form of distribution calculated under the Plan’s prior formula after that benefit was determined to be more valuable than their benefit calculated under the Plan’s cash balance formula. The court has certified two subclasses of plaintiffs that in aggregate include all persons vested or partially vested in the Plan who received these distributions from Jan. 1, 1998 through Aug. 17, 2006 including: 1) persons who received distributions from Jan. 1, 1998 through Feb. 28, 2002; and 2) persons who received distributions from Feb. 29, 2002 through Aug. 17, 2006. On June 3, 2010, the court granted the plaintiffs’ motion for summary judgment on liability in the lawsuit. The court also ruled with respect to damages that prejudgment interest on damages will be allowed at the prime rate at the time of the judgment and a pre-retirement mortality discount will apply to the damages calculation. The court later granted the plaintiffs’ motion for reconsideration of the application of a pre-retirement mortality discount. A bench trial on the issue of damages was held in June 2010, at which the court heard evidence regarding application of the pre-retirement mortality discount and other issues related to the amount of damages. The court has not yet issued a decision. Alliant Energy is contesting the case and intends to pursue appropriate appeals. As previously disclosed, the plaintiffs submitted reports in September 2009 by their expert witnesses that quantified the alleged underpayments owed to plaintiffs between $24 million and $54 million, including interest. Alliant Energy disputes these amounts and believes that the ultimate liability of the Plan will be less than this range. However, Alliant Energy is currently unable to predict the final outcome of the class action lawsuit or the ultimate impact on its financial condition or results of operations but believes an adverse outcome could have a material effect on retirement plan funding and expense for Alliant Energy, IPL and WPL.

The interest crediting rate used to project the cash balance account to participants’ normal retirement age is also being considered by the IRS as part of its review of Alliant Energy’s request for a favorable determination letter with respect to the tax-qualified status of the Plan. Alliant Energy is currently in discussions with the IRS regarding an appropriate resolution of this issue. Resolution of this issue is expected to require an amendment to the Plan, which will likely result in future payments to certain Plan participants.

As of June 30, 2010, Alliant Energy recognized a loss contingency of $8 million ($5 million at IPL and $3 million at WPL) in aggregate related to the class action lawsuit and the anticipated plan amendment resulting from the IRS discussions.

(d) Guarantees and Indemnifications - Alliant Energy provided indemnifications associated with various sales of its non-regulated businesses/assets for losses resulting from potential breach of the representations and warranties made by Alliant Energy on the sale dates and for the breach of its obligations under the sale agreements. Alliant Energy believes the likelihood of having to make any material cash payments under these indemnifications is remote. Alliant Energy recorded liabilities of $1 million related to these indemnifications as of June 30, 2010. The terms of the indemnifications provided by Alliant Energy at June 30, 2010 for the various sales were generally as follows (in millions):

Businesses/Assets Sold	Disposal Date	Maximum Limit	Expiration Date
Brazil	First quarter of 2006	$10	January 2011
New Zealand	Fourth quarter of 2006	144 (a)	March 2012
Mexico	Second quarter of 2007	20	June 2012
(a)	Based on exchange rates at June 30, 2010

Alliant Energy also continues to guarantee the abandonment obligations of Whiting Petroleum Corporation under the Point Arguello partnership agreements. The guarantee does not include a maximum limit. As of June 30, 2010, the present value of the abandonment obligations is estimated at $29 million. Alliant Energy believes that no payments will be made under this guarantee.

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

IPL and WPL record environmental liabilities related to these MGP sites based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures incurred and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their fair value. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of Alliant Energy’s sites to be $21 million ($18 million for IPL and $3 million for WPL) to $47 million ($41 million for IPL and $6 million for WPL). At June 30, 2010, Alliant Energy, IPL and WPL recorded $36 million, $31 million and $5 million, respectively, in current and non-current environmental liabilities for their remaining costs to be incurred for these MGP sites.

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, Alliant Energy, IPL and WPL are also monitoring various environmental regulations that may have a significant impact on their future operations. Given uncertainties regarding the outcome, timing and compliance plans for these environmental regulations, Alliant Energy, IPL and WPL are currently not able to determine the complete financial impact of these regulations but do believe that future capital investments and/or modifications to their electric generating facilities to comply with these regulations could be significant. Specific current, proposed or potential environmental regulations that may require significant future expenditures by Alliant Energy, IPL and WPL include, among others: CAIR, Proposed Transport Rule, Clean Air Visibility Rule, Utility Maximum Available Control Technology (MACT) Rule, Wisconsin State Mercury Rule, Wisconsin Reasonably Available Control Technology (RACT) Rule, Ozone National Ambient Air Quality Standard (NAAQS) Rule, Fine Particle NAAQS Rule, Nitrogen Dioxide NAAQS Rule, SO2 NAAQS Rule, Industrial Boiler and Process Heater MACT Rule, Reciprocating Internal Combustion Engines National Emission Standards for Hazardous Air Pollutants, Federal Clean Water Act including Section 316(b), Wisconsin State Thermal Rule, Coal Combustion By-products and various legislation and EPA regulations to monitor and regulate the emission of GHG including the EPA Mandatory GHG Reporting Rule, GHG Endangerment and Cause or Contribute Finding, and GHG Tailoring Rule and interpretive guidance. The following provides a brief description of recently issued environmental regulations.

Air Quality -

Proposed Transport Rule would require SO2 and NOx emissions reductions beginning in 2012 from IPL’s and WPL’s fossil-fueled electric generating units with greater than 25 MW of capacity located in Iowa, Minnesota and Wisconsin.

Emission Standards for Internal Combustion Engines establishes national emission standards for hazardous air pollutants for existing diesel-fired stationary reciprocating internal combustion engines, including compression ignition engines.

(f) WPL’s Edgewater Unit 5 Purchase Agreement - In the fourth quarter of 2009, WPL and WEPCO entered into a contingent agreement for WPL to purchase WEPCO’s 25% ownership interest in Edgewater Unit 5 for WEPCO’s net book value, including working capital. In March 2010, the agreement became effective. In May 2010, WPL and WEPCO filed joint applications with the PSCW and FERC for WPL to purchase WEPCO’s 25% ownership interest in Edgewater Unit 5. In June 2010, FERC authorized the transaction. Subject to receipt of approvals from the PSCW and Michigan Public Service Commission, WPL expects the transaction to close by the end of 2010 at an approximate purchase price of $40 million to $45 million depending on WEPCO’s working capital balances and level of capital investment in Edgewater Unit 5 prior to the sale. If the purchase is completed, WPL would own 100% of Edgewater Unit 5.

(g) Collective Bargaining Agreements - In August 2010, IPL’s collective bargaining agreement with International Brotherhood of Electrical Workers (IBEW) Local 204 (Cedar Rapids) representing 16% and 52% of total employees of Alliant Energy and IPL, respectively, expires. While negotiations to renew the agreement with IBEW Local 204 (Cedar Rapids) are underway, Alliant Energy and IPL are currently unable to predict the outcome.

(13) SEGMENTS OF BUSINESS

Certain financial information relating to Alliant Energy’s business segments is as follows (in millions). Intersegment revenues were not material to Alliant Energy’s operations. Refer to Note 1(c) for details of payments by WPL to Vestas in 2010 for its Bent Tree - Phase I wind project, which increased the assets of the electric segment.

	Utility Business				Non-regulated Businesses			Other	Alliant Energy Consolidated
	Electric	Gas	Other	Total	RMT	Other	Total
Three Months Ended June 30, 2010
Operating revenues	$627.3	$59.5	$15.4	$702.2	$28.6	$12.0	$40.6	($1.2)	$741.6
Operating income (loss)	95.0	1.1	1.4	97.5	(1.1)	4.2	3.1	0.1	100.7
Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax				46.7	(0.7)	3.6	2.9	(1.6)	48.0
Loss from discontinued operations, net of tax				--	--	(0.2)	(0.2)	--	(0.2)
Net income (loss) attributable to Alliant Energy common shareowners				46.7	(0.7)	3.4	2.7	(1.6)	47.8
Three Months Ended June 30, 2009
Operating revenues	567.8	58.1	18.3	644.2	86.6	11.4	98.0	(1.4)	740.8
Operating income (loss)	61.0	--	(1.6)	59.4	--	4.1	4.1	(1.1)	62.4
Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax				26.3	0.2	4.4	4.6	(1.9)	29.0
Income from discontinued operations, net of tax				--	--	0.1	0.1	--	0.1
Net income (loss) attributable to Alliant Energy common shareowners				26.3	0.2	4.5	4.7	(1.9)	29.1

	Utility Business				Non-regulated Businesses			Other	Alliant Energy Consolidated
	Electric	Gas	Other	Total	RMT	Other	Total
Six Months Ended June 30, 2010
Operating revenues	1,232.2	284.4	33.0	1,549.6	62.0	22.7	84.7	(2.5)	1,631.8
Operating income (loss)	167.2	36.7	1.6	205.5	(3.7)	7.7	4.0	0.2	209.7
Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax				88.7	(2.3)	8.3	6.0	(3.3)	91.4
Loss from discontinued operations, net of tax				--	--	(0.2)	(0.2)	--	(0.2)
Net income (loss) attributable to Alliant Energy common shareowners				88.7	(2.3)	8.1	5.8	(3.3)	91.2
Six Months Ended June 30, 2009
Operating revenues	1,175.9	322.7	49.3	1,547.9	122.5	22.1	144.6	(2.9)	1,689.6
Operating income (loss)	106.2	29.4	0.1	135.7	(5.3)	6.1	0.8	(0.4)	136.1
Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax				94.6	(2.2)	2.2	--	6.9	101.5
Income from discontinued operations, net of tax				--	--	0.2	0.2	--	0.2
Net income (loss) attributable to Alliant Energy common shareowners				94.6	(2.2)	2.4	0.2	6.9	101.7

(14) OTHER INTANGIBLE ASSETS

Emission Allowances - The gross carrying amount and accumulated amortization of emission allowances were recorded as intangible assets in “Other assets - deferred charges and other” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2010	2009	2010	2009	2010	2009
Gross carrying amount	$50.9	$68.0	$47.1	$59.0	$3.8	$9.0
Accumulated amortization	9.5	16.7	6.5	11.8	3.0	4.9

Amortization expense for emission allowances for the three and six months ended June 30 was recorded in “Electric production fuel and energy purchases” in the Condensed Consolidated Statements of Income as follows (in millions):

	Three Months		Six Months
	2010	2009	2010	2009
IPL	$2.8	$2.2	$6.5	$5.4
WPL	1.2	1.0	3.0	2.1

Alliant Energy	$4.0	$3.2	$9.5	$7.5

At June 30, 2010, estimated amortization expense for calendar years 2010 through 2014 for emission allowances was as follows (in millions):

	2010	2011	2012	2013	2014
IPL	$12.4	$14.0	$9.3	$8.0	$3.4
WPL	3.3	0.4	0.1	--	--

Alliant Energy	$15.7	$14.4	$9.4	$8.0	$3.4

(15) DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Alliant Energy is currently pursuing the disposal of its IEA business in order to narrow its strategic focus and risk profile. IEA is included in Alliant Energy’s “Non-regulated - Other” segment. Alliant Energy currently expects to complete the disposal of IEA by the end of 2010. The IEA business qualified as assets held for sale at June 30, 2010.

The operating results of IEA have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income. A summary of the components of discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2010	2009	2010	2009
Operating revenues	$1.8	$1.5	$3.0	$2.6
Operating expenses	0.8	1.1	1.7	2.2
Interest expense and other	0.1	0.1	0.2	0.1

Income before income taxes	0.9	0.3	1.1	0.3
Income taxes	1.1	0.2	1.3	0.1

Income (loss) from discontinued operations, net of tax	($0.2)	$0.1	($0.2)	$0.2

A summary of the assets and liabilities held for sale on Alliant Energy’s Condensed Consolidated Balance Sheets at June 30, 2010 and Dec. 31, 2009 was as follows (in millions):

	June 30, 2010	Dec. 31, 2009
Assets held for sale:
Property, plant and equipment, net	$9.1	$10.1
Current assets (includes cash)	1.8	1.7
Other assets	0.6	2.6

Total assets held for sale	11.5	14.4

Liabilities held for sale:
Current liabilities	1.8	1.3
Other long-term liabilities and deferred credits	1.3	2.5

Total liabilities held for sale	3.1	3.8

Net assets held for sale	$8.4	$10.6

A summary of the components of cash flows for discontinued operations for the six months ended June 30 was as follows (in millions):

	2010	2009
Net cash flows from operating activities	$0.5	$0.7
Net cash flows from (used for) investing activities	2.1	(0.1)
Net cash flows used for financing activities	(2.6)	(0.5)

(16) ASSET RETIREMENT OBLIGATIONS (AROs)

A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2010	2009	2010	2009	2010	2009
Balance, Jan. 1	$63.3	$48.4	$41.9	$30.5	$21.4	$17.9
Accretion expense	2.1	1.5	1.4	0.8	0.7	0.7
Liabilities incurred (a)	0.5	3.8	--	3.8	0.5	--
Liabilities settled (b)	(0.2)	(1.4)	(0.1)	(1.3)	(0.1)	(0.1)

Balance, June 30	$65.7	$52.3	$43.2	$33.8	$22.5	$18.5

(a)	In the first half of 2009, IPL recorded AROs of $3.8 million related to its Whispering Willow - East wind project.
(b)	In the first half of 2009, IPL recorded liabilities settled of $1.2 million due to expenditures for asbestos and lead remediation at its Sixth Street and Prairie Creek Generating Stations required as a result of the impacts of the severe Midwest flooding at these generating stations in June 2008.

(17) VARIABLE INTEREST ENTITIES

After making an ongoing exhaustive effort, Alliant Energy and WPL concluded they were unable to obtain the information necessary from the counterparty (a subsidiary of Calpine Corporation) for the Riverside PPA for Alliant Energy and WPL to determine whether the counterparty is a VIE and if Alliant Energy is the primary beneficiary. This PPA is currently accounted for as an operating lease. The counterparty for the Riverside PPA sells a portion of its generating capacity to WPL and can sell its energy output to WPL. Alliant Energy’s and WPL’s maximum exposure to loss from this PPA is undeterminable due to the inability to obtain the necessary information to complete such evaluation. Alliant Energy’s (primarily WPL’s) costs, excluding fuel costs, related to the Riverside PPA were $19.8 million and $26.9 million for the three and six months ended June 30, 2010, and $20.3 million and $28.2 million for the three and six months ended June 30, 2009, respectively.

Effective April 1, 2010, IPL entered into an amended and restated Receivables Purchase and Sale Agreement (Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third-party financial institution through wholly-owned and consolidated special purpose entities. In the second quarter of 2010, IPL evaluated the third-party financial institution that purchases IPL’s receivable assets under the Agreement and believes that the third-party financial institution is a VIE. However, IPL does not have a variable interest in the third-party financial institution.

Refer to Note 1(d) for discussion of new accounting standards effective Jan. 1, 2010 that impact the accounting for VIEs.

(18) RELATED PARTIES

Service Agreement - Pursuant to a service agreement, IPL and WPL receive various administrative and general services from an affiliate, Corporate Services. These services are billed to IPL and WPL at cost based on expenses incurred by Corporate Services for the benefit of IPL and WPL, respectively. These costs consisted primarily of employee compensation, benefits and fees associated with various professional services. The amounts billed to IPL and WPL for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2010	2009	2010	2009
Corporate Services billings to IPL	$44.8	$40.8	$82.6	$74.7
Corporate Services billings to WPL	24.5	31.2	61.4	57.4

As of June 30, 2010 and Dec. 31, 2009, net intercompany payables to Corporate Services were as follows (in millions):

	June 30, 2010	Dec. 31, 2009
IPL	$103.2	$90.3
WPL	54.0	44.7

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2010	2009	2010	2009
ATC billings to WPL	$22.7	$20.7	$45.5	$42.2
WPL billings to ATC	2.9	2.6	5.4	4.8

As of June 30, 2010 and Dec. 31, 2009, WPL owed ATC net amounts as follows (in millions):

	June 30, 2010	Dec. 31, 2009
WPL owed ATC	$6.4	$5.4

(19) EARNINGS PER SHARE

A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per weighted average common share (EPS) calculation for the three and six months ended June 30 was as follows (in thousands):

	Three Months		Six Months
	2010	2009	2010	2009
Weighted average common shares outstanding:
Basic EPS calculation	110,409	110,266	110,389	110,242
Effect of dilutive share-based awards	81	83	82	85

Diluted EPS calculation	110,490	110,349	110,471	110,327

The following options to purchase shares of common stock were excluded from the calculation of diluted EPS for the three and six months ended June 30 as the exercise prices were greater than the average market price:

	Three Months		Six Months
	2010	2009	2010	2009
Options to purchase shares of common stock	--	375,014	--	390,580
Weighted average exercise price of options excluded	$--	$28.76	$--	$28.97

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Operating revenues:
Electric utility	$344.8	$294.7	$654.4	$604.8
Gas utility	31.1	32.5	159.8	185.5
Steam and other	13.4	16.6	29.6	45.9

	389.3	343.8	843.8	836.2

Operating expenses:
Electric production fuel and energy purchases	101.3	91.6	201.8	216.0
Purchased electric capacity	33.8	32.5	72.4	70.0
Electric transmission service	45.9	34.8	83.5	69.9
Cost of gas sold	14.6	15.4	105.8	132.2
Other operation and maintenance	91.9	86.3	184.2	191.4
Depreciation and amortization	43.6	36.5	86.6	72.4
Taxes other than income taxes	13.0	13.0	26.0	26.4

	344.1	310.1	760.3	778.3

Operating income	45.2	33.7	83.5	57.9

Interest expense and other:
Interest expense	20.3	18.1	40.6	35.8
Allowance for funds used during construction	(2.4)	(10.6)	(3.7)	(19.2)
Interest income and other	0.3	(0.3)	-	(0.4)

	18.2	7.2	36.9	16.2

Income before income taxes	27.0	26.5	46.6	41.7

Income tax expense (benefit)	5.8	7.1	15.7	(19.4)

Net income	21.2	19.4	30.9	61.1

Preferred dividend requirements	3.8	3.8	7.7	7.7

Earnings available for common stock	$17.4	$15.6	$23.2	$53.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2010	2009
	(in millions)
Property, plant and equipment:
Electric plant in service	$4,380.1	$4,311.2
Gas plant in service	410.6	404.3
Steam plant in service	50.5	50.4
Other plant in service	244.7	251.8
Accumulated depreciation	(1,767.0)	(1,723.7)

Net plant	3,318.9	3,294.0
Construction work in progress:
Lansing Generating Station Unit 4 emission controls	184.7	137.0
Other	58.4	62.1
Other, less accumulated depreciation	46.3	46.3

	3,608.3	3,539.4

Current assets:
Cash and cash equivalents	28.5	0.4
Accounts receivable:
Customer, less allowance for doubtful accounts	-	123.3
Unbilled utility revenues	-	82.3
Other, less allowance for doubtful accounts	84.7	39.3
Income tax refunds receivable	90.9	103.4
Production fuel, at weighted average cost	92.1	101.1
Materials and supplies, at weighted average cost	32.4	29.1
Gas stored underground, at weighted average cost	12.9	17.4
Regulatory assets	74.6	75.8
Derivative assets	25.3	12.5
Other	17.1	14.2

	458.5	598.8

Investments	15.5	15.6

Other assets:
Regulatory assets	695.8	668.0
Deferred charges and other	57.8	70.4

	753.6	738.4

Total assets	$4,835.9	$4,892.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30,	December 31,
CAPITALIZATION AND LIABILITIES	2010	2009
	(in millions, except per share and share amounts)
Capitalization:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	1,033.4	1,042.2
Retained earnings	277.6	254.4

Total Interstate Power and Light Company common equity	1,344.4	1,330.0
Cumulative preferred stock	183.8	183.8

Total equity	1,528.2	1,513.8
Long-term debt, net (excluding current portion)	1,108.5	1,158.7

	2,636.7	2,672.5

Current liabilities:
Current maturities of long-term debt	200.0	-
Commercial paper	-	190.0
Accounts payable	120.3	168.2
Accounts payable to associated companies	51.1	50.4
Regulatory liabilities	52.0	70.2
Accrued taxes	66.8	68.3
Derivative liabilities	39.7	49.5
Other	58.8	62.1

	588.7	658.7

Other long-term liabilities and deferred credits:
Deferred income taxes	723.7	690.4
Regulatory liabilities	568.7	574.5
Pension and other benefit obligations	133.9	119.2
Other	184.2	176.9

	1,610.5	1,561.0

Total capitalization and liabilities	$4,835.9	$4,892.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2010	2009
	(in millions)
Cash flows from operating activities:
Net income	$30.9	$61.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	86.6	72.4
Deferred tax expense and investment tax credits	25.4	31.5
Equity component of allowance for funds used during construction	(1.9)	(15.0)
Other	8.7	7.7

Other changes in assets and liabilities:
Accounts receivable	39.8	73.7
Sales of accounts receivable	120.0	115.0
Income tax refunds receivable	12.5	(30.1)
Production fuel	9.0	(20.0)
Regulatory assets	(37.7)	(6.1)
Prepaid gas costs	-	22.7
Accounts payable	(15.6)	(46.7)
Deferred income taxes	7.6	25.5
Other	0.2	3.9

Net cash flows from operating activities	285.5	295.6

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(183.0)	(409.4)
Insurance proceeds received for property damages	-	15.0
Purchases of emission allowances	(9.1)	-
Other	(8.9)	(3.5)

Net cash flows used for investing activities	(201.0)	(397.9)

Cash flows from (used for) financing activities:
Preferred stock dividends	(7.7)	(7.7)
Capital contributions from parent	50.0	50.0
Repayment of capital to parent	(58.7)	(51.9)
Proceeds from issuance of long-term debt	150.0	-
Net change in short-term borrowings	(190.0)	110.6
Other	-	(4.2)

Net cash flows from (used for) financing activities	(56.4)	96.8

Net increase (decrease) in cash and cash equivalents	28.1	(5.5)
Cash and cash equivalents at beginning of period	0.4	6.2

Cash and cash equivalents at end of period	$28.5	$0.7

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$39.9	$35.9

Income taxes, net of refunds	($22.4)	($19.3)

Significant noncash investing and financing activities:
Accrued capital expenditures	$24.6	$62.2

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and six months ended June 30, 2010 and 2009, the condensed consolidated financial position at June 30, 2010 and Dec. 31, 2009, and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 have been made. Results for the six months ended June 30, 2010 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2010. A change in management’s estimates or assumptions could have a material impact on IPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans -

Net Periodic Benefit Costs - The components of IPL’s net periodic benefit costs for its qualified defined benefit pension and other postretirement benefits plans for the three and six months ended June 30 were as follows (in millions):

	Qualified Defined Benefit Pension Plans				Other Postretirement Benefits Plans
	Three Months		Six Months		Three Months		Six Months
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$1.5	$1.5	$3.1	$3.0	$1.0	$0.8	$1.8	$1.6
Interest cost	4.1	4.0	8.2	8.1	1.9	1.8	3.6	3.6
Expected return on plan assets	(4.8)	(3.5)	(9.7)	(7.0)	(1.4)	(1.1)	(2.7)	(2.1)
Amortization of:
Transition obligation	--	--	--	--	--	0.1	0.1	0.1
Prior service cost (credit)	0.1	0.2	0.3	0.4	0.3	(0.4)	(0.1)	(0.8)
Actuarial loss	1.8	2.3	3.6	4.6	0.8	1.0	1.6	2.0

	$2.7	$4.5	$5.5	$9.1	$2.6	$2.2	$4.3	$4.4

In the above table, the qualified defined benefit pension plans costs represent only those respective costs for bargaining unit employees of IPL covered under the plans that are sponsored by IPL. The other postretirement benefits costs represent costs for all IPL employees. Corporate Services provides services to IPL, and as a result, IPL is allocated pension and other postretirement benefits costs associated with Corporate Services. The following table includes qualified pension benefits costs for IPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated qualified pension and other postretirement benefits costs (credits) associated with Corporate Services providing services to IPL for the three and six months ended June 30 as follows (in millions; Not Applicable (N/A)):

	Qualified Pension Benefits Costs				Other Postretirement Benefits Costs
	Three Months		Six Months		Three Months		Six Months
	2010	2009	2010	2009	2010	2009	2010	2009
Non-bargaining IPL employees participating in other plans	$0.1	$1.0	$0.1	$2.0	N/A	N/A	N/A	N/A
Allocated Corporate Service costs (credits)	(0.1)	0.5	(0.1)	0.9	$0.8	$0.5	$1.3	$0.9

Alliant Energy sponsors several non-qualified defined benefit pension plans that cover certain current and former key employees. The pension costs allocated to IPL for these plans for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2010	2009	2010	2009
Pension costs allocated to IPL	$0.8	$0.9	$1.5	$1.8

Estimated Future Employer Contributions - IPL estimates that funding for the qualified defined benefit pension plans for its bargaining unit employees and other postretirement benefits plans during 2010 will be $0 and $7 million, respectively, of which $3 million has been contributed to the other postretirement benefits plans through June 30, 2010.

(10) FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - Disclosure requirements for IPL’s recurring items subject to fair value measurements at June 30, 2010 and Dec. 31, 2009 were as follows (in millions):

	Fair Value Measurements	Level 1	Level 2	Level 3
June 30, 2010
Assets:
Derivative assets:
Commodity contracts	$20.3	$--	$10.5	$9.8
Foreign exchange contracts	8.4	--	--	8.4

Total derivative assets	28.7	--	10.5	18.2
Deferred proceeds	68.1	--	--	68.1
Available-for-sale securities	2.1	0.4	1.6	0.1
Liabilities:
Derivative liabilities:
Commodity contracts	43.9	--	43.8	0.1

Dec. 31, 2009
Assets:
Derivative assets:
Commodity contracts	11.8	--	8.5	3.3
Foreign exchange contracts	4.6	--	--	4.6

Total derivative assets	16.4	--	8.5	7.9
Available-for-sale securities	2.3	0.4	1.8	0.1
Liabilities:
Derivative liabilities:
Commodity contracts	53.0	--	51.1	1.9

Additional information for IPL’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three and six months ended June 30 was as follows (in millions):

	Derivative Assets and Liabilities, net
	Commodity Contracts		Foreign Contracts		Deferred Proceeds		Available-for-sale Securities
Three months ended June 30	2010	2009	2010	2009	2010	2009	2010	2009
Beginning balance, April 1	$0.6	$1.4	$8.4	($0.5)	$--	$--	$0.1	$--
Total gains (realized/unrealized) included in changes in net assets (a)	10.7	0.3	--	--	--	--	--	--
Purchases, sales, issuances and settlements, net	(1.6)	4.9	--	7.7	68.1	--	--	--

Ending balance, June 30	$9.7	$6.6	$8.4	$7.2	$68.1	$--	$0.1	$--

	Derivative Assets and Liabilities, net
	Commodity Contracts		Foreign Contracts		Deferred Proceeds		Available-for-sale Securities
	2010	2009	2010	2009	2010	2009	2010	2009
The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets and liabilities held at June 30 (a)	$10.7	$0.3	$--	$--	$--	$--	$--	$--

	Derivative Assets and Liabilities, net
	Commodity Contracts		Foreign Contracts		Deferred Proceeds		Available-for-sale Securities
Six months ended June 30	2010	2009	2010	2009	2010	2009	2010	2009
Beginning balance, Jan. 1	$1.4	$1.4	$4.6	($1.1)	$--	$--	$0.1	$--
Total gains (realized/unrealized) included in changes in net assets (a)	10.6	0.3	3.8	--	--	--	--	--
Purchases, sales, issuances and settlements, net	(2.3)	4.9	--	8.3	68.1	--	--	--

Ending balance, June 30	$9.7	$6.6	$8.4	$7.2	$68.1	$--	$0.1	$--

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets and liabilities held at June 30 (a)	$10.6	$0.3	$3.8	$--	$--	$--	$--	$--

(a)	Gains and losses related to derivative assets and liabilities are recorded in “Regulatory assets” and “Regulatory liabilities” on IPL’s Condensed Consolidated Balance Sheets.

(13) SEGMENTS OF BUSINESS

Certain financial information relating to IPL’s business segments is as follows (in millions). Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2010
Operating revenues	$344.8	$31.1	$13.4	$389.3
Operating income	43.3	--	1.9	45.2
Earnings available for common stock				17.4

Three Months Ended June 30, 2009
Operating revenues	294.7	32.5	16.6	343.8
Operating income (loss)	34.3	0.9	(1.5)	33.7
Earnings available for common stock				15.6

Six Months Ended June 30, 2010
Operating revenues	654.4	159.8	29.6	843.8
Operating income	61.8	18.8	2.9	83.5
Earnings available for common stock				23.2

Six Months Ended June 30, 2009
Operating revenues	604.8	185.5	45.9	836.2
Operating income	43.8	13.6	0.5	57.9
Earnings available for common stock				53.4

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

	(in millions)
Operating revenues:
Electric utility	$282.5	$273.1	$577.8	$571.1
Gas utility	28.4	25.6	124.6	137.2
Other	2.0	1.7	3.4	3.4

	312.9	300.4	705.8	711.7

Operating expenses:
Electric production fuel and energy purchases	91.9	97.7	201.8	227.9
Purchased electric capacity	38.7	42.4	63.4	72.7
Electric transmission service	25.2	23.5	49.9	47.1
Cost of gas sold	14.1	12.1	79.3	94.4
Other operation and maintenance	60.3	60.5	118.5	115.9
Depreciation and amortization	19.9	28.2	49.8	55.2
Taxes other than income taxes	10.5	10.3	21.1	20.7

	260.6	274.7	583.8	633.9

Operating income	52.3	25.7	122.0	77.8

Interest expense and other:
Interest expense	18.7	17.2	38.5	34.7
Equity income from unconsolidated investments	(9.6)	(8.6)	(19.1)	(18.1)
Allowance for funds used during construction	(3.1)	(0.7)	(5.7)	(1.6)
Interest income and other	(0.1)	(0.2)	(0.1)	(0.2)

	5.9	7.7	13.6	14.8

Income before income taxes	46.4	18.0	108.4	63.0

Income taxes	16.2	6.4	41.2	20.1

Net income	30.2	11.6	67.2	42.9

Preferred dividend requirements	0.9	0.9	1.7	1.7

Earnings available for common stock	$29.3	$10.7	$65.5	$41.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	June 30, 2010	December 31, 2009

	(in millions)

Property, plant and equipment:
Electric plant in service	$2,754.9	$2,726.5
Gas plant in service	399.4	393.8
Other plant in service	223.4	219.8
Accumulated depreciation	(1,211.0)	(1,185.8)

Net plant	2,166.7	2,154.3
Leased Sheboygan Falls Energy Facility, less accumulated amortization	92.5	95.5
Construction work in progress:
Bent Tree - Phase I wind project	292.5	165.5
Other	65.4	39.4
Other, less accumulated depreciation	20.9	21.0

	2,638.0	2,475.7

Current assets:
Cash and cash equivalents	27.7	18.5
Accounts receivable:
Customer, less allowance for doubtful accounts	77.5	80.8
Unbilled utility revenues	72.9	86.7
Other, less allowance for doubtful accounts	39.7	45.7
Income tax refunds receivable	87.5	81.3
Production fuel, at weighted average cost	34.3	39.1
Materials and supplies, at weighted average cost	24.4	22.7
Gas stored underground, at weighted average cost	18.5	27.4
Regulatory assets	68.7	78.6
Prepaid gross receipts tax	36.9	38.5
Derivative assets	9.6	11.2
Other	33.8	30.3

	531.5	560.8

Investments:
Investment in American Transmission Company LLC	223.9	218.6
Other	21.2	22.7

	245.1	241.3

Other assets:
Regulatory assets	339.6	331.3
Deferred charges and other	60.9	72.3

	400.5	403.6

Total assets	$3,815.1	$3,681.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

CAPITALIZATION AND LIABILITIES	June 30, 2010	December 31, 2009
	(in millions, except per share and share amounts)
Capitalization:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	819.0	768.9
Retained earnings	429.1	419.6

Total Wisconsin Power and Light Company common equity	1,314.3	1,254.7
Cumulative preferred stock	60.0	60.0
Long-term debt, net (excluding current portion)	1,081.5	931.6

	2,455.8	2,246.3

Current liabilities:
Current maturities of long-term debt	-	100.0
Accounts payable	107.9	99.6
Accounts payable to associated companies	21.5	15.7
Accrued interest	21.7	24.1
Regulatory liabilities	18.6	32.5
Derivative liabilities	44.2	51.0
Other	37.3	39.5

	251.2	362.4

Other long-term liabilities and deferred credits:
Deferred income taxes	518.8	490.8
Regulatory liabilities	155.6	159.6
Capital lease obligations - Sheboygan Falls Energy Facility	108.8	110.4
Pension and other benefit obligations	133.3	121.7
Other	191.6	190.2

	1,108.1	1,072.7

Total capitalization and liabilities	$3,815.1	$3,681.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2010	2009
	(in millions)
Cash flows from operating activities:
Net income	$67.2	$42.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	49.8	55.2
Other amortizations	19.7	17.5
Deferred tax expense and investment tax credits	24.1	41.5
Equity income from unconsolidated investments	(19.1)	(18.1)
Distributions from equity method investments	16.2	14.4
Other	(3.7)	(1.1)

Other changes in assets and liabilities:
Accounts receivable	19.8	60.1
Income tax refunds receivable	(6.2)	(18.6)
Gas stored underground	8.9	22.4
Regulatory assets	(18.9)	(38.6)
Accounts payable	(4.0)	(15.3)
Regulatory liabilities	(12.1)	(34.5)
Derivative liabilities	(6.1)	37.2
Pension and other benefit obligations	11.6	(1.8)
Other	19.5	7.2

Net cash flows from operating activities	166.7	170.4

Cash flows used for investing activities:
Utility construction and acquisition expenditures:
Neenah Energy Facility and related assets	-	(92.4)
Other	(201.8)	(188.4)
Advances for customer energy efficiency projects	(6.2)	(12.0)
Collections of advances for customer energy efficiency projects	15.3	38.3
Other	(6.6)	(7.9)

Net cash flows used for investing activities	(199.3)	(262.4)

Cash flows from financing activities:
Common stock dividends	(56.0)	(45.5)
Preferred stock dividends	(1.7)	(1.7)
Capital contributions from parent	50.0	100.0
Proceeds from issuance of long-term debt	150.0	-
Payments to retire long-term debt	(100.0)	-
Net change in short-term borrowings	-	40.8
Other	(0.5)	(5.6)

Net cash flows from financing activities	41.8	88.0

Net increase (decrease) in cash and cash equivalents	9.2	(4.0)
Cash and cash equivalents at beginning of period	18.5	4.5

Cash and cash equivalents at end of period	$27.7	$0.5

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$41.1	$35.4

Income taxes, net of refunds	$21.7	($1.4)

Significant noncash investing and financing activities:
Accrued capital expenditures	$21.7	$17.7

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and six months ended June 30, 2010 and 2009, the condensed consolidated financial position at June 30, 2010 and Dec. 31, 2009, and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 have been made. Results for the six months ended June 30, 2010 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2010. A change in management’s estimates or assumptions could have a material impact on WPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans -

Net Periodic Benefit Costs - The components of WPL’s net periodic benefit costs for its qualified defined benefit pension and other postretirement benefits plans for the three and six months ended June 30 were as follows (in millions):

	Qualified Defined Benefit Pension Plan				Other Postretirement Benefits Plans
	Three Months		Six Months		Three Months		Six Months
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$1.2	$1.3	$2.4	$2.6	$1.0	$0.9	$1.8	$1.7
Interest cost	4.0	3.9	7.9	7.8	1.5	1.4	2.9	2.8
Expected return on plan assets	(4.8)	(3.5)	(9.5)	(7.0)	(0.3)	(0.3)	(0.6)	(0.6)
Amortization of:
Prior service cost (credit)	0.1	0.1	0.2	0.3	0.3	(0.3)	--	(0.5)
Actuarial loss	2.1	2.9	4.2	5.7	0.5	0.4	1.0	0.7
Curtailment loss (a)	--	0.7	--	0.7	--	--	--	--
Special termination benefits costs (b)	--	0.5	--	0.5	--	--	--	--

	$2.6	$5.9	$5.2	$10.6	$3.0	$2.1	$5.1	$4.1

(a)	Refer to Note 6(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of the $0.7 million one-time curtailment loss recognized by WPL in the second quarter of 2009.
(b)	In the second quarter of 2009, WPL recognized special termination benefits costs of $0.5 million related to the bargaining unit pension plan that is sponsored by WPL as a result of the elimination of certain operations positions in the second quarter of 2009.

In the above table, the qualified defined benefit pension plan costs represent only those respective costs for bargaining unit employees of WPL covered under the plan that is sponsored by WPL. The other postretirement benefits costs represent costs for all WPL employees. Corporate Services provides services to WPL, and as a result, WPL is allocated pension and other postretirement benefits costs associated with Corporate Services. The following table includes qualified pension benefits costs for WPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated qualified pension and other postretirement benefits costs associated with Corporate Services providing services to WPL for the three and six months ended June 30 as follows (in millions; Not Applicable (N/A)):

	Qualified Pension Benefits Costs				Other Postretirement Benefits Costs
	Three Months		Six Months		Three Months		Six Months
	2010	2009	2010	2009	2010	2009	2010	2009
Non-bargaining WPL employees participating in other plans	$0.2	$0.9	$0.4	$1.7	N/A	N/A	N/A	N/A
Allocated Corporate Service costs	--	0.2	--	0.5	$0.5	$0.3	$0.8	$0.6

Alliant Energy sponsors several non-qualified defined benefit pension plans that cover certain current and former key employees. The pension costs allocated to WPL for these plans for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2010	2009	2010	2009
Pension costs allocated to WPL	$0.4	$0.7	$0.8	$1.2

Estimated Future Employer Contributions - WPL estimates that funding for the qualified defined benefit pension plan for its bargaining unit employees and other postretirement benefits plans during 2010 will be $0 and $9 million, respectively, of which $4 million has been contributed to the other postretirement benefits plans through June 30, 2010.

(10) FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - Disclosure requirements for WPL’s recurring items subject to fair value measurements at June 30, 2010 and Dec. 31, 2009 were as follows (in millions):

	Fair Value Measurements	Level 1	Level 2	Level 3
June 30, 2010
Derivative assets:
Commodity contracts	$11.3	$--	$8.0	$3.3
Derivative liabilities:
Commodity contracts	59.7	--	57.0	2.7
Foreign exchange contracts	0.5	--	--	0.5

Total derivative liabilities	60.2	--	57.0	3.2
Dec. 31, 2009
Derivative assets:
Commodity contracts	15.3	--	11.5	3.8
Derivative liabilities:
Commodity contracts	64.8	--	62.2	2.6
Foreign exchange contracts	1.5	--	--	1.5

Total derivative liabilities	66.3	--	62.2	4.1

Additional information for WPL’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three and six months ended June 30 was as follows (in millions):

	Derivative Assets and Liabilities, net
	Commodity Contracts		Foreign Contracts
Three months ended June 30	2010	2009	2010	2009
Beginning balance, April 1	($2.4)	($7.1)	($1.1)	$8.8
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	3.2	2.3	--	(3.7)
Transfers in and/or out of Level 3 (b)	0.6	--	--	--
Purchases, sales, issuances and settlements, net	(0.8)	3.3	0.6	(7.1)

Ending balance, June 30	$0.6	($1.5)	($0.5)	($2.0)

	Derivative Assets and Liabilities, net
	Commodity Contracts		Foreign Contracts
Three months ended June 30	2010	2009	2010	2009
The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets and liabilities held at June 30 (a)	$3.2	$2.4	$--	$--

	Derivative Assets and Liabilities, net
	Commodity Contracts		Foreign Contracts
Six months ended June 30	2010	2009	2010	2009
Beginning balance, Jan. 1	$1.2	$8.9	($1.5)	$5.5
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	1.6	(7.1)	--	(0.4)
Transfers in and/or out of Level 3 (b)	(0.1)	--	--	--
Purchases, sales, issuances and settlements, net	(2.1)	(3.3)	1.0	(7.1)

Ending balance, June 30	$0.6	($1.5)	($0.5)	($2.0)

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets and liabilities held at June 30 (a)	$1.6	($7.0)	$--	$--

(a)    Recorded in “Regulatory assets” and “Regulatory liabilities” on WPL’s Condensed Consolidated Balance Sheets.

(b)    Observable market inputs became available for certain commodity contracts previously classified as Level 3. The transfers were valued as of the beginning of the period.

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

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2010
Operating revenues	$282.5	$28.4	$2.0	$312.9
Operating income (loss)	51.7	1.1	(0.5)	52.3
Earnings available for common stock				29.3

Three Months Ended June 30, 2009
Operating revenues	273.1	25.6	1.7	300.4
Operating income (loss)	26.7	(0.9)	(0.1)	25.7
Earnings available for common stock				10.7

Six Months Ended June 30, 2010
Operating revenues	577.8	124.6	3.4	705.8
Operating income (loss)	105.4	17.9	(1.3)	122.0
Earnings available for common stock				65.5

Six Months Ended June 30, 2009
Operating revenues	571.1	137.2	3.4	711.7
Operating income (loss)	62.4	15.8	(0.4)	77.8
Earnings available for common stock				41.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MDA)

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
- Corporate Services

Financial Results

Alliant Energy’s net income (loss) and EPS attributable to Alliant Energy common shareowners for the second quarter were as follows (dollars in millions, except per share amounts):

	2010		2009
	Income (Loss)	EPS	Income	EPS
Continuing operations:
Utility	$46.7	$0.42	$26.3	$0.24
Non-regulated and parent	1.3	0.01	2.7	0.02

Income from continuing operations	48.0	0.43	29.0	0.26
Income (loss) from discontinued operations	(0.2)	--	0.1	--

Total	$47.8	$0.43	$29.1	$0.26

The above table includes utility and non-regulated and parent EPS from continuing operations, which are non-GAAP financial measures. Alliant Energy believes utility and non-regulated and parent EPS from continuing operations are useful to investors because they facilitate an understanding of segment performance and trends and provide additional information about Alliant Energy’s operations on a basis consistent with the measures that management uses to manage its operations and evaluate its performance. Alliant Energy’s management also uses utility EPS from continuing operations to determine incentive compensation.

Utility Business - Higher income from continuing operations in the second quarter of 2010 compared to the same period in 2009 was primarily due to:

•	$0.26 per share of higher electric and gas revenues resulting from retail rate increases at IPL and WPL;
•	$0.06 per share of restructuring costs incurred in the second quarter of 2009 relating to the elimination of certain corporate and operations positions;
•	a $0.05 per share depreciation adjustment in the second quarter of 2010 at WPL; and
•	a $0.02 per share impairment of IPL’s steam assets in the second quarter of 2009.

These items were partially offset by:

•	$0.06 per share of higher electric transmission service expenses at IPL;
•	$0.04 per share of higher depreciation and operating expenses for IPL’s Whispering Willow—East wind project, which was placed into service in late 2009;
•	$0.03 per share of lower AFUDC due to lower wind construction work in progress balances;
•	$0.02 per share of lower electric margins from the impact of annual electric unbilled adjustments;
•	$0.02 per share of restructuring costs incurred in the second quarter of 2010 relating to the elimination of certain corporate and operations positions;
•	a $0.02 per share impairment of assets related to IPL’s Sixth Street in the second quarter of 2010; and
•	a $0.02 per share loss contingency reserve for the Cash Balance Pension Plan recorded in the second quarter of 2010.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting their respective earnings during the second quarter of 2010 and 2009.

Strategic Overview

The strategic plans for Alliant Energy, IPL and WPL focus on investments in wind generation to meet customer demand and renewable portfolio standards, emission controls at their existing fleet of electric generating facilities to meet environmental regulations and energy efficiency programs. Key strategic plan developments impacting Alliant Energy, IPL and WPL during 2010 include:

•	April 2010 - WPL began construction of its 200 MW Bent Tree—Phase I wind project in Freeborn County, Minnesota.
•	April 2010 - IPL filed an updated Emissions Plan and Budget (EPB) with the IUB that proposes various emission control projects for its electric generating facilities.
•	April 2010 - WPL announced plans to move forward with the purchase of WEPCO’s 25% ownership interest in Edgewater Unit 5, subject to regulatory approval.
•	May 2010 - WPL received an order from the PSCW authorizing the installation of an SCR system at Edgewater Unit 5 to reduce NOx emissions at the facility.
•	June 2010 - IPL completed its evaluation of the future viability of Sixth Street and currently does not expect to rebuild electric operations at Sixth Street.
•	July 2010 - IPL completed the installation of an SCR system and a baghouse at Lansing Unit 4.

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

•

March 2010 - IPL filed a request with the IUB to increase annual electric rates for its Iowa retail customers by $163 million, or approximately 14%. The request was based on a 2009 historical test year. An interim retail rate increase of $119 million, or approximately 10% on an annual basis, was implemented effective March 20, 2010 and will be subject to refund pending determination of final rates. As a part of its filing, IPL also proposed a customer cost management plan to help mitigate the impact of any rate increase on customers.

•

March 2010 and April 2010 - IPL filed proposals with each of the IUB and MPUC to implement an automatic adjustment clause for electric transmission service costs incurred by IPL to serve its utility customers in Iowa and Minnesota.

•

April 2010 - WPL filed a request with the PSCW to reopen the rate order for its 2010 test year to increase annual retail electric rates by $35 million, or approximately 4%. The request was based on a forward-looking test period that included 2011. In June 2010, the request filed by WPL was adjusted to an increase of $38 million, or approximately 4%, to reflect changes in variable fuel expenses. Any rate changes granted are expected to be effective on Jan. 1, 2011.

•

April 2010 - WPL filed a request with the PSCW to increase annual retail electric rates by $9 million to recover anticipated increased electric production fuel and energy purchases (fuel-related costs) in 2010. WPL received approval from the PSCW to implement an interim rate increase of $9 million, on an annual basis, effective in June 2010, subject to refund pending determination of final rates.

•

May 2010 - Wisconsin’s governor signed 2009 Assembly Bill 600 into law as Act 403. Act 403 contains new electric fuel cost recovery rules that will allow Wisconsin utilities to automatically defer electric fuel-related costs that fall outside a symmetrical cost tolerance band and reflect the over/under recovery of these deferred costs in future billings to its retail customers. The PSCW has begun the administrative rulemaking process to implement this new law. The new cost recovery rules are expected to become effective in the first quarter of 2011.

•

May 2010 - IPL filed a request with the MPUC to increase annual electric rates for its Minnesota retail customers by $15 million, or approximately 22%. The request was based on a 2009 historical test year. An interim retail rate increase of $14 million, or approximately 20% on an annual basis, was implemented effective in July 2010 and will be subject to refund pending determination of final rates.

•

July 2010 - The Office of Consumer Advocate (OCA) in Iowa filed testimony with the IUB requesting a decrease in annual electric rates for IPL’s Iowa retail customers of $2 million, or approximately 0.1%. The primary differences between the requests filed by IPL and the OCA relate to recovery of electric transmission service costs, weather normalizing electric sales during the 2009 test period, recovery of costs for IPL’s Whispering Willow - East wind project in excess of the cost cap and recovery of costs for Sixth Street.

Refer to “Rate Matters” for additional details regarding regulatory developments.

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

•

April 2010 - The EPA issued a final rule that regulates GHG emissions from motor vehicles as a pollutant under the CAA. This rule is not expected to have a material impact on Alliant Energy, IPL and WPL. However, the EPA’s issuance of this rule under the CAA enables it to regulate GHG stationary sources, including electric utility operations. In May 2010, petitions challenging the final rule were filed by several groups in the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit Court).

•

June 2010 - The EPA issued the GHG Tailoring final rule, which establishes GHG permit applicability thresholds and defines when CAA permits under the PSD and Title V programs are required for new and existing large industrial facilities. The final rule also establishes thresholds for GHG emissions ranging from 75,000 to 100,000 tons of CO2-equivalent (CO2e) per year for permitting purposes. The final rule is currently being challenged by several groups in the D.C. Circuit Court.

•

June 2010 - The EPA issued a final rule that establishes a new one-hour NAAQS for SO2 and associated monitoring requirements, which revises the primary SO2 standard to a level of 75 parts per billion (ppb) measured over one hour.

•

June 2010 - The EPA issued a proposed rule seeking comment regarding two potential regulatory options for management of Coal Combustion By-products (CCBs): 1) regulate as a special waste under the hazardous waste rules when the CCB is destined for disposal, but continue to allow reuse of CCBs as a non-hazardous material; or 2) regulate as a non-hazardous waste for all applications subject to new national standards. CCBs destined for disposal are generally placed in ash ponds, company-owned landfills or third-party-owned landfills.

•

July 2010 - The EPA issued its proposed CAIR replacement rule, referred to as the proposed Transport Rule, which would require SO2 and NOx emissions reductions beginning in 2012 from IPL’s and WPL’s fossil-fueled electric generating units with greater than 25 MW of capacity located in Iowa, Minnesota and Wisconsin.

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

•

July 2010 - The Dodd-Frank Wall Street Reform and Consumer Protection Act (Act) was enacted. One of the most significant provisions of the Act for Alliant Energy, IPL and WPL is a commercial end-user exemption that allows utilities to continue trading derivatives “over-the-counter” without having to make all such trades through cleared exchanges with collateral requirements.

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
•

April 2010 - IPL’s amended and restated Receivables Purchase and Sale Agreement (Agreement) became effective. IPL expects to receive up to $160 million of outstanding cash proceeds from the sale of receivables during the term of the Agreement.

•	June 2010 - At June 30, 2010, Alliant Energy and its subsidiaries had $623 million of available capacity under their revolving credit facilities and $171 million of cash and cash equivalents.
•

June 2010 - IPL issued $150 million of 3.30% senior debentures due 2015 and WPL issued $150 million of 4.60% debentures due 2020. Proceeds from these issuances were used initially to repay short-term debt and invest in short-term assets, and thereafter to fund capital expenditures and for general working capital purposes.

•	August 2010 - The MPUC determined that IPL may be exempt from obtaining authorization to issue securities.

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

Utility Generation Plans - The generation projects in the current utility generation plans for Alliant Energy, IPL and WPL through 2013 are as follows (To Be Determined (TBD); Not Applicable (N/A)):

Primary Generation Type	Project Name / Location	Capacity (MW)	Expected Availability Date	Cost Estimate (a)	Current Capitalized Costs (b)	Actual /Expected Regulatory Decision Date
IPL or WPL:
Wind	TBD	100	2012	$225 -$275	$29	TBD

WPL:

Wind	Bent Tree -Phase I Freeborn County, MN	200	Q4 2010 and Q1 2011	440 - 460	285	October 2009

Natural-gas	Riverside Energy Center Beloit, WI	600	2013	365 - 375	N/A	2012 - 2013

Coal	25% of Edgewater Unit 5 Sheboygan, WI	95	Q4 2010	40 - 45	N/A	Q4 2010

					$314

(a) Cost estimates represent IPL’s or WPL’s estimated portion of the total escalated construction and acquisition expenditures in millions of dollars and exclude AFUDC, if applicable.

(b) Costs represent capitalized expenditures in millions of dollars recorded in “Property, plant and equipment” on the respective Condensed Consolidated Balance Sheets as of June 30, 2010 and exclude AFUDC, if applicable.

Bent Tree -

Construction status - Construction of Bent Tree - Phase I began in April 2010 and is expected to take up to 12 months to complete. WPL plans to utilize 200 MW of wind turbine generator sets and related equipment under the master supply agreement entered into with Vestas in 2008 for the Bent Tree - Phase I wind project. In 2009 and the first half of 2010, WPL made progress payments of $146 million and $92 million, respectively, to Vestas for the 200 MW of wind turbine generator sets and related equipment. These progress payments are included in the $285 million of current capitalized costs in the above table.

Regulatory approval - In July 2009, WPL received an order from the PSCW granting a Certificate of Authority (CA) to construct the 200 MW project. In August 2009, Wisconsin Industrial Energy Group, Inc. and Citizens Utility Board (CUB) filed a Petition for Review with the Circuit Court of Dane County, Wisconsin seeking judicial review of: 1) the PSCW’s November 2008 interim order that determined WPL’s application for the Bent Tree - Phase I wind project must be reviewed under the CA statute and not the Certificate of Public Convenience and Necessity statute; and 2) the PSCW’s July 2009 final order that granted WPL a CA to construct the Bent Tree - Phase I wind project. In October 2009, the PSCW filed a motion to dismiss the petition, which was subsequently denied in April 2010. WPL currently expects a decision regarding this petition by the end of 2010. WPL cannot currently predict the outcome of this case.

Edgewater Unit 5 - Refer to Note 12(f) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of WPL’s anticipated purchase of WEPCO’s 25% ownership interest in Edgewater Unit 5. WPL and WEPCO filed for regulatory approval for this transaction in the second quarter of 2010 and expect decisions from all regulators required to approve this transaction by the end of 2010.

IPL’s Sixth Street Generating Station - Refer to Note 1(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of a recent decision by Alliant Energy and IPL not to rebuild the electric operations at Sixth Street.

Environmental Compliance Plans - Alliant Energy, IPL and WPL have developed environmental compliance plans to help ensure cost effective compliance with current and proposed environmental regulations expected to significantly reduce future emissions of NOx, SO2 and mercury at their generating facilities. Alliant Energy, IPL and WPL review and update, as deemed necessary and in accordance with regulatory requirements, their environmental compliance plans to address various external factors including developments related to environmental regulations. In July 2010, the EPA released its proposed CAIR replacement rule, referred to as the proposed Transport Rule. Alliant Energy, IPL and WPL are currently evaluating the potential impacts of the proposed Transport Rule on their environmental compliance plans and do not expect any changes to the emission control projects identified below as a result of the proposed rule. Refer to “Environmental Matters” for details of the proposed Transport Rule. The following provides details of capital expenditure estimates for 2010 through 2012 for emission control projects included in Alliant Energy’s, IPL’s and WPL’s current environmental compliance plans (in millions):

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

IPL’s Emission Control Projects - In April 2010, IPL filed an updated EPB with the IUB. IPL’s updated EPB filing includes the emission control projects listed in the above table that were included in IPL’s prior EPB filings as well as additional proposed emission control projects at IPL’s electric generating units that are expected to be required to meet proposed environmental rules and regulations. Once the EPB filing is approved by the IUB and greater certainty exists regarding numerous proposed environmental rules and regulations, IPL will re-examine these additional proposed emission control projects included in the EPB filing prior to making a determination on whether to proceed with, and the timing of, the projects. IPL currently expects the IUB to issue its decision on the EPB filing by the end of 2010.

Lansing Unit 4 - IPL completed the installation of an SCR system and a baghouse at Lansing Unit 4 and placed these projects into service in July 2010. Total capital expenditures, excluding AFUDC, for the Lansing Unit 4 emission controls are currently estimated to be $188 million ($94 million for controls to reduce NOx and $94 million for controls to reduce mercury). As of June 30, 2010, Alliant Energy and IPL incurred capitalized expenditures of $90 million and recognized $6 million of AFUDC for the SCR system and incurred capitalized expenditures of $86 million and recognized $3 million of AFUDC for the baghouse at Lansing Unit 4. These capitalized expenditures related to the SCR system and baghouse are recorded in “Construction work in progress - Lansing Generating Station Unit 4 emission controls” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets at June 30, 2010.

Ottumwa Generating Station (Ottumwa) - IPL has not yet begun installing a baghouse at Ottumwa pending approval of IPL’s EPB filed with the IUB in April 2010.

WPL’s Emission Control Projects -

Edgewater Unit 5 - In May 2010, WPL received an order from the PSCW authorizing the installation of an SCR system at Edgewater Unit 5 to reduce NOx emissions at the facility. Construction is expected to begin in the third quarter of 2010 and be completed prior to May 2013 when additional NOx emission reductions at Edgewater are required for WPL to comply with 2013 Wisconsin RACT Rule compliance deadlines.

Columbia Units 1 and 2 - WPL has not yet begun installing scrubbers and baghouses at Columbia Units 1 and 2 pending PSCW approval of the CA application for these projects. WPL currently expects the PSCW to issue a ruling on its CA application for these projects in the third quarter of 2010.

RATE MATTERS

A summary of Alliant Energy’s rates and regulatory matters is included in the 2009 Form 10-K and has not changed materially from the items reported in the 2009 Form 10-K, except as described below.

Retail Base Rate Filings - Details of IPL’s and WPL’s retail base rate cases impacting their historical and future results of operations are as follows (dollars in millions; Electric (E); Gas (G); Not Applicable (N/A); To Be Determined (TBD)):

Retail Base Rate Cases	Utility Type	Filing Date	Interim Increase Implemented (a)	Interim Effective Date	Final Increase Granted	Expected/ Actual Final Effective Date	Return on Common Equity
WPL:
2011 Test Year	E	Apr-10	N/A	N/A	TBD	Jan-11	N/A
2010 Test Year	E/G	May-09	N/A	N/A	E-$59; G-$6	Jan-10	10.4%
IPL:
Minnesota 2009 Test Year	E	May-10	$14	Jul-10	TBD	Q3-11	TBD
Iowa 2009 Test Year	E	Mar-10	119	Mar-10	TBD	Q1-11	TBD
Iowa 2008 Test Year	E	Mar-09	84	Mar-09	84	Feb-10	10.5%

(a) In Iowa, IPL’s interim rates are implemented 10 days after the filing date, without regulatory review and subject to refund, pending determination of final rates. In Minnesota, IPL’s interim rates are implemented 60 days after the filing date, with regulatory review and subject to refund, pending determination of final rates. The amount of the interim rates is replaced by the amount of final rates once the final rates are granted.

WPL’s Retail Electric Rate Case (2011 Test Year) - In April 2010, WPL filed a request with the PSCW to reopen the rate order for its 2010 test year to increase annual retail electric rates for 2011 by $35 million, or approximately 4%. The request was based on a forward-looking test period that included 2011. The key drivers for the filing include recovery of investments in WPL’s Bent Tree - Phase I wind project and expiring deferral credits, partially offset by lower variable fuel expenses. In June 2010, the request filed by WPL was adjusted to an increase of $38 million, or approximately 4%, to reflect changes in variable fuel expenses. Any increase will be impacted by the final outcome of WPL’s 2010 test year retail fuel-related rate filing. Any rate changes granted are expected to be effective on Jan. 1, 2011.

WPL’s Retail Rate Case (2010 Test Year) - In December 2009, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $59 million, or approximately 6%, and an annual retail natural gas increase of $6 million, or approximately 2%, effective Jan. 1, 2010. The annual retail electric rate increase of $59 million reflects an increase in the non-fuel component of rates and a decrease in the fuel component of rates.

IPL’s Minnesota Retail Electric Rate Case (2009 Test Year) - In May 2010, IPL filed a request with the MPUC to increase annual rates for its Minnesota retail electric customers by $15 million, or approximately 22%. The request was based on a 2009 historical test year as adjusted for certain known and measurable items at the time of the filing. The key drivers for the filing include recovery of investments in the Whispering Willow - East wind project and emission control projects at Lansing Unit 4, and recovery of increased electric transmission service costs. IPL is requesting a return on common equity of 10.5% and a regulatory capital structure of 46.8% common equity, 41.9% long-term debt, 6.4% short-term debt and 4.9% preferred equity. In conjunction with the filing, IPL implemented an interim retail rate increase of $14 million, or approximately 20%, on an annual basis, effective in July 2010. The interim retail rate increase was approved by the MPUC and is subject to refund pending determination of final rates from the request.

IPL’s Iowa Retail Electric Rate Case (2009 Test Year) - In March 2010, IPL filed a request with the IUB to increase annual electric rates for its Iowa retail customers by $163 million, or approximately 14%. The request was based on a 2009 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing include recovery of investments in the Whispering Willow - East wind project and emission control projects at Lansing Unit 4, and recovery of increased electric transmission service costs. An interim retail rate increase of $119 million, or approximately 10% on an annual basis, was implemented effective March 20, 2010 and will be subject to refund pending determination of final rates. The interim rate increase of $119 million and final rate increase of $163 million were calculated based on the following:

	Interim Rates	Final Rates
Regulatory capital structure:
Common equity	49.5%	50.6%
Long-term debt	42.9%	43.7%
Preferred equity	7.6%	5.7%
Weighted average cost of capital:
Emery Generating Station (Return on Common Equity - 12.2%)	9.6%	9.5%
Whispering Willow - East (Return on Common Equity - 11.7%)	9.4%	9.2%
Other (Return on Common Equity - 10.5%)	8.8%	8.6%
2009 proposed electric rate base (a)	$2.2 billion	$2.4 billion
(a)	The 2009 proposed electric rate base for final rates includes the full investment costs for IPL’s emission control projects at Lansing Unit 4 and IPL’s Whispering Willow - East wind project. The 2009 proposed electric rate base for interim rates does not include any investment costs for IPL’s emission control projects at Lansing Unit 4 and includes only the Iowa retail portion of the cost cap amount of $417 million for IPL’s Whispering Willow - East wind project.

Interim rates implemented in March 2010 include the impact of increased transmission service rates billed by ITC that went into effect on Jan. 1, 2010. Refer to “Proposed Changes to Rate Recovery Mechanisms” below for discussion of IPL’s proposal to implement an automatic cost recovery rider for annual changes in electric transmission service costs effective with final rates.

In July 2010, the OCA in Iowa filed testimony with the IUB requesting a decrease in annual electric rates for IPL’s Iowa retail customers of $2 million, or approximately 0.1%. The primary differences between the requests filed by IPL and the OCA relate to recovery of electric transmission service costs, weather normalizing electric sales during the 2009 test period, recovery of costs for IPL’s Whispering Willow - East wind project in excess of the cost cap and recovery of costs for Sixth Street. IPL currently expects to file its rebuttal testimony to the OCA’s testimony in August 2010.

IPL’s March 2010 filing also requested approval of a customer cost management plan to reduce the impact of its requested rate increase on customers over the next three years. If approved by the IUB, IPL expects the cost management plan to phase-in the impact of its requested rate increase by providing aggregate credits to customer bills of $90 million in the first year, $60 million in the second year and $24 million in the third year. The credits, under IPL’s proposal, would be reflected in the monthly fuel cost portion of customer bills.

The proposed customer cost management plan intends to utilize regulatory liabilities representing remaining proceeds owed to customers from previous asset sales, as well as pending tax benefits, to temporarily offset the impacts of the rate increase. Details of these regulatory liabilities are as follows (in millions):

	Regulatory liability at June 30, 2010	Amounts that will be utilized under previous IUB orders	Amounts to be utilized under the proposed cost management plan	Remaining amount to be addressed in future rate cases

DAEC sale	$45	($21)	($22)	$2
Electric transmission assets sale	76	(42)	(24)	10
Potential tax benefits	167	–	(128)	39

	$288	($63)	($174)	$51

DAEC Sale - In 2006, IPL completed the sale of its 70% ownership interest in DAEC and recognized a regulatory liability of $59 million related to the gain resulting from the sale. In 2009, IPL received $12 million as part of a settlement of a claim filed against the U.S. Department of Energy (DOE) in 2004 for recovery of damages due to the DOE’s delay in accepting spent nuclear fuel produced at DAEC. IPL recognized the $12 million received from the settlement as an increase to the regulatory liability established with the sale of DAEC. In 2009, the IUB authorized IPL to utilize $29 million of this regulatory liability to reduce electric plant in service related to the cumulative AFUDC recognized for the Whispering Willow - East wind project. In January 2010, the IUB authorized IPL to utilize $26 million of this regulatory liability to offset the amortization of costs incurred for the Sutherland #4 project over a five-year period ending September 2014. The outstanding balance of this regulatory liability accrues interest at the monthly average U.S. Treasury rate for three-year maturities and has accrued cumulative interest of $8 million through June 30, 2010. IPL is proposing to utilize $22 million of this regulatory liability to partially fund its proposed customer cost management plan.

Electric Transmission Assets Sale - In 2007, IPL completed the sale of its electric transmission assets to ITC and recognized a regulatory liability of $89 million related to the gain resulting from the sale. In 2009, the IUB issued an order authorizing IPL to use a portion of this regulatory liability to reduce Iowa retail electric customers’ rates by $12 million for the period from July 2009 through February 2010 with billing credits included in the monthly fuel cost portion of the customer bills. In January 2010, the IUB issued an order authorizing IPL to use $46 million of this regulatory liability to offset electric transmission costs expected to be billed to IPL by ITC in 2010 related to ITC’s 2008 transmission revenue adjustment. The outstanding balance of this regulatory liability accrues interest at the monthly average U.S. Treasury rate for three-year maturities and has accrued cumulative interest of $4 million through June 30, 2010. IPL is proposing to utilize $24 million of this regulatory liability to partially fund its proposed customer cost management plan.

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

IPL’s Iowa Retail Electric Rate Case (2008 Test Year) - In March 2009, IPL filed a request with the IUB to increase annual rates for its Iowa retail electric customers. The request was based on a 2008 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. In conjunction with the filing, IPL implemented an interim retail electric rate increase of $84 million, on an annual basis, effective March 27, 2009 without regulatory review and subject to refund pending determination of final rates from the request. In January 2010, IPL received an order from the IUB authorizing final rates equivalent to the interim rate increase.

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

WPL’s Retail Fuel-related Rate Filings -

2010 Test Year - In April 2010, WPL filed a request with the PSCW to increase annual retail electric rates by $9 million to recover anticipated increased electric production fuel and energy purchases (fuel-related costs) in 2010. Actual fuel-related costs through March 2010, combined with projections of continued higher fuel-related costs for the remainder of 2010, significantly exceeded the amounts being recovered in retail electric rates at the time of the filing. WPL received approval from the PSCW to implement interim rates of $9 million, on an annual basis, effective June 10, 2010. As part of the interim decision, the PSCW also approved annual forecasted fuel-related costs per MWh of $28.29 based on $389 million of variable fuel costs for WPL’s 2010 test period and left unchanged the annual fuel monitoring range of plus or minus 2%. The interim retail rate increase is subject to refund pending determination of final rates from the request. WPL expects a final order from the PSCW in the second half of 2010. As of June 30, 2010, Alliant Energy and WPL reserved $0.2 million, including interest, for refunds anticipated to be paid to its retail electric customers related to this interim retail rate increase.

2009 Test Year - In August 2009, WPL notified the PSCW that its actual retail fuel-related costs incurred during the month of July 2009 were below the monthly monitoring range of plus or minus 8% and projected annual retail fuel-related costs for 2009 could fall outside the annual monitoring range of plus or minus 2%. In September 2009, the PSCW issued an order that set WPL’s retail electric fuel rates subject to refund beginning Sep. 1, 2009. In April 2010, WPL received approval from the PSCW to refund $4 million to its retail electric customers for retail fuel over collections during the period from Sep. 1, 2009 through Dec. 31, 2009. In the second quarter of 2010, WPL refunded $4 million, including interest, to its retail electric customers.

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

IPL’s Minnesota Transmission Rider - In January 2010, IPL filed a proposal with the MPUC to implement an automatic cost recovery rider for annual changes in electric transmission service costs. The proposed automatic cost recovery rider would not require a base rate case for annual revisions of rates charged to IPL’s Minnesota retail electric customers, but would require that the electric transmission service costs incurred be fully reconciled against the revenues collected for such costs. In May 2010, the MPUC issued an order deferring consideration of IPL’s transmission cost recovery rider proposal to IPL’s Minnesota 2009 test year rate case.

IPL’s Minnesota Renewable Energy Rider - In April 2010, IPL filed a proposal with the MPUC to implement an automatic cost recovery rider to recover costs associated with renewable generation costs. Initially, this would allow recovery of IPL’s Whispering Willow - East wind project located in Iowa. The proposed automatic cost recovery rider would not require a base rate case for annual revisions of rates charged to IPL’s Minnesota retail electric customers, but would require that the renewable energy costs incurred be fully reconciled against the revenues collected for such costs. In May 2010, the MPUC issued an order deferring consideration of IPL’s renewable energy rider proposal to IPL’s Minnesota 2009 test year rate case.

WPL’s Wholesale Formula Rate Change - In August 2009, WPL filed a request with FERC seeking approval of changes to WPL’s wholesale formula rates in order to implement for billing purposes the full impact of accounting for defined benefit postretirement plans. In July 2010, FERC approved a settlement agreement reached earlier in 2010 between WPL and the wholesale customers regarding the formula rate change. WPL recorded an additional $4 million of electric revenues and regulatory assets in the first quarter of 2010 to reflect the settlement and will reduce the regulatory asset concurrently with collections from customers in the future.

Electric Fuel Cost Recovery Rule Changes in Wisconsin - In November 2009, 2009 Assembly Bill 600 was introduced in Wisconsin to change statutes related to the process by which utilities recover electric fuel-related costs from their retail electric customers. The new fuel rule in 2009 Assembly Bill 600 will allow Wisconsin utilities to automatically defer electric fuel-related costs that fall outside a symmetrical cost tolerance band on an annual basis only and reflect the over/under recovery of the costs in future billings to its retail customers. Once effective, this proposed rule change will eliminate the current regulatory recovery risk/opportunity for Wisconsin utilities related to costs incurred outside the tolerance band annually. In May 2010, Wisconsin’s governor signed 2009 Assembly Bill 600 into law as Act 403. The PSCW has begun the administrative rulemaking process to implement this new law. Alliant Energy and WPL currently expect the new electric fuel cost recovery rules will be effective in the first quarter of 2011.

Economic Development Program - In November 2009, WPL filed a request with the PSCW for approval of a proposed economic development program to attract and retain industrial customers in WPL’s service territory. The proposed program would permit WPL to provide eligible industrial customers a discounted rate based upon specifically-defined conditions. To be eligible for the proposed program, each customer would need to demonstrate that it is also eligible for direct governmental assistance through a local, state or federal economic development program, in addition to other criteria. The discount amounts would be limited to ensure recovery of marginal costs and would be continually decreased until a customer was paying the full tariff rate. In June 2010, the PSCW issued an order approving the economic development program effective

July 2010. In July 2010, CUB filed a Petition for Review in the Dane County Circuit Court. CUB is requesting that the order be set aside, reversed or remanded to the PSCW for further deliberation and action. Alliant Energy and WPL are currently unable to determine the impact of the petition on the program, the level of participation in the program and the ultimate impact on their financial condition and results of operations.

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

Air Quality -

Proposed Transport Rule - In July 2010, the EPA issued its proposed CAIR replacement rule, referred to as the proposed Transport Rule. The proposed Transport Rule would require SO2 and NOx emissions reductions from emission sources located in 31 states in the eastern half of the United States as well as the District of Columbia. The EPA estimates that by 2014 this proposed rule, in combination with other federal and state air quality regulations, would reduce emissions from electric generating facilities by 71% for SO2 emissions and by 52% for NOx emissions from 2005 levels. The proposed Transport Rule would affect IPL’s and WPL’s fossil-fueled electric generating units with greater than 25 MW of capacity located in Iowa, Minnesota and Wisconsin. Existing CAIR compliance requirements are expected to remain effective until the final Transport Rule compliance requirements supersede them, which the EPA currently estimates will occur in 2012. Beginning in 2012, the proposed Transport Rule would establish state emission caps for SO2 and NOx. These SO2 emission caps will be lowered further in 2014 for Iowa and Wisconsin, but not Minnesota. While the NOx emission caps are not lowered further in the current proposed rule, the EPA indicates that it will likely lower these caps in the final version of the proposed Transport Rule or subsequent rulemakings.

In the proposed Transport Rule, the EPA identifies one preferred and two alternative approaches. All three approaches establish state emission caps; however, they allow varying degrees of limited, if any, emissions trading to meet compliance requirements. In addition, the emission allowances used for Acid Rain and CAIR program compliance cannot be used for compliance with the proposed Transport Rule. Refer to Note 12(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s forward contracts to purchase SO2 and NOx emission allowances.

Alliant Energy, IPL and WPL continue to implement their environmental compliance plans to meet the currently effective CAIR requirements, which include investments in emission controls for electric generating facilities as well as use of emission allowances. Alliant Energy, IPL and WPL will monitor future developments relating to the proposed Transport Rule and update their environmental compliance plans as needed.

Alliant Energy, IPL and WPL are currently unable to predict the final outcome of the EPA’s replacement rule for CAIR, but expect that capital investments and/or modifications to meet compliance requirements of the rule could be significant.

Emission Standards for Internal Combustion Engines - In March 2010, the EPA issued a final rule establishing national emission standards for hazardous air pollutants for existing diesel-fired stationary RICE, including compression ignition engines. The final rule will apply to certain existing RICE at IPL, WPL and certain of Alliant Energy’s non-regulated operations. Alliant Energy, IPL and WPL are currently evaluating requirements from the final RICE rule and believe that capital investments and/or modifications resulting from the rule could be material.

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

SO2 NAAQS Rule - In June 2010, the EPA issued a final rule that establishes a new one-hour NAAQS for SO2 and associated monitoring requirements. The final rule revises the primary SO2 standard to a level of 75 ppb measured over one hour. The EPA anticipates that a new one-hour standard in the proposed range would prevent SO2 concentrations from exceeding the current 24-hour and annual health-based primary standards. As a result, the EPA is revoking the prior SO2 standards. The EPA is expected to designate non-attainment areas by June 2012. Alliant Energy, IPL and WPL are currently unable to predict the impact of the final SO2 standard changes on their financial condition or results of operations.

Air Permit Renewals - In July 2010, WPL, along with its co-owners of Columbia, received a copy of an NOI filed by the Sierra Club against the EPA based on what the Sierra Club feels is unreasonable delay in the EPA performing its duties related to the granting or denial of the Columbia air permit. Specifically, the Sierra Club alleges that because the Wisconsin Department of Natural Resources has exceeded its 90-day timeframe in which to respond to the EPA’s order, the EPA must now act on the permit. WPL is reviewing the allegations of Sierra Club’s NOI and is currently unable to predict the outcome of this matter.

Water Quality -

Mississippi River Arsenic Total Maximum Daily Load (TMDL) (Section 303(d) of the Federal Clean Water Act) - In February 2010, the EPA issued for comment a proposal to establish a TMDL for arsenic discharges into two separate segments of the Mississippi River along the Iowa and Illinois borders. In June 2010, the EPA issued a determination that it will not establish arsenic impairment TMDLs on these two segments of the Mississippi River.

Land and Solid Waste -

MGP Sites - Refer to Note 12(e) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s and WPL’s MGP sites.

CCBs - In June 2010, the EPA issued a proposed rule seeking comment regarding two potential regulatory options for management of CCBs: 1) regulate as a special waste under the hazardous waste rules when the CCB is destined for disposal, but continue to allow reuse of CCBs as a non-hazardous material; or 2) regulate as a non-hazardous waste for all applications subject to new national standards. CCBs destined for disposal are generally placed in ash ponds, company-owned landfills or third-party-owned landfills. IPL and WPL have nine and four coal generating facilities, respectively, with one or more ash ponds. In addition, IPL and WPL each have two active CCB company-owned landfills. All of these CCB disposal units would be subject to the proposed rule. Alliant Energy, IPL and WPL are currently unable to predict the impact of potential changes to rules and regulations for the management of CCBs, but expect that capital investments and/or modifications to comply with CCB rules could be significant.

EPA GHG Rulemakings -

EPA Rulemaking Governing GHG Emissions from Motor Vehicles - In April 2010, the EPA, under authority from the GHG Endangerment and Cause or Contribute Finding, issued a final rule that regulates GHG emissions from motor vehicles as a pollutant under the CAA. This rule is not expected to have a material impact on Alliant Energy, IPL and WPL. However, the EPA’s issuance of this rule under the CAA enables it to regulate GHG stationary sources, including electric utility operations. In May 2010, petitions challenging the final rule were filed by several groups in the D.C. Circuit Court. The outcome of these challenges will determine if GHG stationary sources, including electric utility operations, will be regulated under the CAA. Alliant Energy, IPL and WPL are currently unable to predict the timing and nature of stationary source rules for GHG emissions, but expect that expenditures to comply with these regulations could be significant.

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

In June 2010, the EPA issued the GHG Tailoring final rule to establish GHG permit applicability thresholds. The final rule defines when CAA permits under the PSD and Title V programs are required for new and existing large industrial facilities. The final rule also establishes thresholds for GHG emissions ranging from 75,000 to 100,000 tons of CO2e per year for permitting purposes. Significantly modified facilities would be required to obtain PSD pre-construction permits that demonstrate use of Best Available Control Technology and energy efficiency measures to minimize GHG emissions. The final rule is currently being challenged by several groups in the D.C. Circuit Court. The outcome of these challenges could affect air permitting requirements for modifications to Alliant Energy’s, IPL’s and WPL’s existing electric generating facilities. Alliant Energy, IPL and WPL are currently unable to predict the final outcome of the EPA’s permitting rules, but expect that expenditures to comply with any regulations to reduce GHG emissions could be significant.

LEGISLATIVE MATTERS

A summary of Alliant Energy’s legislative matters is included in the 2009 Form 10-K and has not changed materially from the items reported in the 2009 Form 10-K, except as described below.

Federal Health Care Legislation - In March 2010, Federal Health Care Legislation was enacted. One of the most significant provisions of the Federal Health Care Legislation for Alliant Energy, IPL and WPL requires a reduction in their tax deductions for retiree health care costs beginning in 2013, to the extent their drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. The reduction in the future deductibility of retiree health care costs accrued as of Dec. 31, 2009 required Alliant Energy, IPL and WPL to record deferred income tax expense of $7.1 million, $3.7 million and $3.1 million, respectively, in the first quarter of 2010. In addition, Alliant Energy, IPL and WPL currently anticipate increased annual tax expense beginning in 2010 of approximately $1.6 million, $0.8 million, and $0.7 million, respectively, as a result of this legislation.

The Federal Health Care Legislation also contains provisions that may impact future benefits costs for Alliant Energy, IPL and WPL. These provisions include the elimination of annual and lifetime caps for certain benefits beginning in 2011 and the implementation of an excise tax for health insurance plans with annual premiums in excess of certain thresholds beginning in 2018. In June 2010, government regulations were issued clarifying that certain lifetime caps are exempt from the Federal Health Care Legislation enacted in March 2010. In July 2010, Alliant Energy approved an amendment to its health and welfare benefit plan, which will split the plan into two separate plans consisting of a plan for active employees and a plan for retirees. As a result of the clarifying regulations and the July 2010 plan amendment, Alliant Energy, IPL and WPL currently believe the plan for retirees will qualify for the lifetime caps exemption and that this will be a significant event requiring Alliant Energy, IPL and WPL to remeasure their defined benefit postretirement health care plans in the third quarter of 2010. Assuming the remeasurement occurs in the third quarter of 2010, Alliant Energy, IPL and WPL do not currently expect the Federal Health Care Legislation to have a material impact on their future benefits costs.

Refer to Notes 5 and 6(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion of the Federal Health Care Legislation.

Federal Regulatory Reform Legislation - In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Act) was enacted. One of the most significant provisions of the Act for Alliant Energy, IPL and WPL is a commercial end-user exemption that allows utilities to continue trading derivatives “over-the-counter” without having to make all such trades through cleared exchanges with collateral requirements. As a result of this commercial end-user exemption, Alliant Energy, IPL and WPL currently do not believe the Act will have a material impact on their financial condition and results of operations.

Electric Fuel Cost Recovery Rule Changes in Wisconsin - Refer to “Rate Matters - Proposed Changes to Rate Recovery Mechanisms” for discussion of new legislation enacted in May 2010 that is expected to change the electric fuel cost recovery rules in Wisconsin.

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview - Second Quarter Results - Refer to “Executive Summary” for an overview of Alliant Energy’s second quarter 2010 and 2009 earnings and the various components of Alliant Energy’s business. Additional details of Alliant Energy’s earnings for the second quarter and first half 2010 and 2009 are discussed below.

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

Second Quarter 2010 vs. Second Quarter 2009 Summary - Electric margins and MWh sales for Alliant Energy for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$223.0	$186.2	20%	1,698	1,564	9%
Commercial	144.7	129.0	12%	1,481	1,438	3%
Industrial	189.5	173.9	9%	2,814	2,719	3%

Retail subtotal	557.2	489.1	14%	5,993	5,721	5%
Sales for resale:
Wholesale	48.9	45.5	7%	774	822	(6%)
Bulk power and other	8.3	21.5	(61%)	364	445	(18%)
Other	12.9	11.7	10%	37	39	(5%)

Total revenues/sales	627.3	567.8	10%	7,168	7,027	2%

Electric production fuel expense	90.7	70.5	29%
Energy purchases expense	102.5	118.8	(14%)
Purchased electric capacity expense	72.5	74.9	(3%)

Margins	$361.6	$303.6	19%

Electric margins increased $58 million, or 19%, primarily due to the impact of non-fuel retail rate increases at IPL and WPL, which increased electric revenues by $49 million in the second quarter of 2010, an estimated $6 million increase in electric margins from changes in sales caused by weather conditions in Alliant Energy’s service territories, increased rates charged to WPL’s wholesale customers, $3 million of lower purchased electric capacity expenses at WPL related to the RockGen Energy Center (RockGen) PPA, which terminated in May 2009, $3 million of higher energy conservation revenues at IPL and an increase in weather-normalized sales volumes. These items were partially offset by a $4 million reduction in electric margins from changes in the recovery of electric production fuel and energy purchases at WPL and a $3 million reduction in electric margins from the impact of annual adjustments to unbilled revenue estimates, which is discussed below in “Unbilled Revenue Estimates.” Changes in energy conservation revenues are largely offset by changes in energy conservation expenses for both the second quarter and first half periods.

First Half 2010 vs. First Half 2009 Summary - Electric margins and MWh sales for Alliant Energy for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$451.4	$407.3	11%	3,738	3,712	1%
Commercial	280.0	256.7	9%	3,001	2,983	1%
Industrial	348.8	335.8	4%	5,453	5,444	–%

Retail subtotal	1,080.2	999.8	8%	12,192	12,139	–%
Sales for resale:
Wholesale	102.2	95.1	7%	1,637	1,721	(5%)
Bulk power and other	23.8	58.1	(59%)	780	1,005	(22%)
Other	26.0	22.9	14%	77	81	(5%)

Total revenues/sales	1,232.2	1,175.9	5%	14,686	14,946	(2%)

Electric production fuel expense	177.5	172.7	3%
Energy purchases expense	226.1	271.2	(17%)
Purchased electric capacity expense	135.8	142.7	(5%)

Margins	$692.8	$589.3	18%

Electric margins increased $104 million, or 18%, primarily due to the impact of non-fuel retail rate increases at IPL and WPL, which increased electric revenues by $94 million in the first half of 2010, an estimated $8 million increase in electric margins from changes in the net impacts of weather conditions and Alliant Energy’s weather hedging activities, increased rates charged to WPL’s wholesale customers including the impact of a wholesale formula rate change, which increased electric revenues at WPL by $4 million in the first quarter of 2010, $7 million of lower purchased electric capacity expenses at WPL related to the RockGen PPA, which terminated in May 2009, $5 million of higher energy conservation revenues at IPL and an increase in weather-normalized sales volumes. These items were partially offset by a $13 million reduction in electric margins from changes in the recovery of electric production fuel and energy purchases at WPL and a $3 million reduction in electric margins from the impact of annual adjustments to unbilled revenue estimates.

Non-fuel Retail Rate Increases - Increases to Alliant Energy’s electric revenues from the impacts of non-fuel retail rate increases for the three and six months ended June 30, 2010 were as follows (dollars in millions):

Retail Base Rate Cases	Percent Increase	Effective Date	Revenue Impact
			Three Months	Six Months
WPL:
2010 Test Year	6%	Jan. 1, 2010	$21	$45
IPL:
Iowa 2009 Test Year	10%	March 20, 2010	28	31
Iowa 2008 Test Year	7%	March 27, 2009	–	18

			$49	$94

Unbilled Revenue Estimates - In the second quarter of each year, when weather impacts on electric sales volumes are historically minimal, Alliant Energy refines its estimates of unbilled electric revenues. Adjustments resulting from these refined estimates can increase or decrease electric margins reported each year in the second quarter. Estimated increases (decreases) in Alliant Energy’s electric margins from the annual adjustments to unbilled revenue estimates recorded in the second quarter were as follows (in millions):

	2010	2009
IPL	$2	($6)
WPL	(6)	5

Alliant Energy	($4)	($1)

Electric Production Fuel and Energy Purchases (Fuel-related) Cost Recoveries - Alliant Energy burns coal and other fossil fuels to produce electricity at its generating facilities. The cost of fossil fuels used during each period is included in electric production fuel expense. Alliant Energy also purchases electricity to meet the demand of its customers and charges these costs to energy purchases expense. Alliant Energy’s electric production fuel expense increased $20 million, or 29%, and $5 million, or 3%, for the three- and six-month periods, respectively. The increases were primarily due to higher MISO dispatch of Alliant Energy’s generating facilities in 2010 which resulted in higher fuel consumption. The increase for the six-month period was partially offset by lower costs of natural gas swap contracts used to mitigate pricing volatility for fuel used to supply IPL’s Emery Generation Station. Alliant Energy’s energy purchases expense decreased $16 million, or 14%, and $45 million, or 17%, for the three- and six-month periods, respectively. The decreases were primarily due to lower energy volumes purchased and lower energy prices. The impact of the changes in energy volumes purchased were largely offset by the impact of changes in bulk power sales volumes discussed below.

Due to IPL’s rate recovery mechanisms for fuel-related costs, changes in fuel-related costs resulted in comparable changes in electric revenues and, therefore, did not have a significant impact on IPL’s electric margins. WPL’s rate recovery mechanism for wholesale fuel-related costs also provides for adjustments to its wholesale electric rates for changes in commodity costs, thereby mitigating impacts of changes to commodity costs on its electric margins.

WPL’s retail fuel-related costs incurred in the second quarter of 2010 and 2009 were lower than the forecasted fuel-related costs used to set retail rates during such periods. WPL estimates the lower than forecasted retail fuel-related costs increased electric margins by approximately $2 million and $6 million in the second quarter of 2010 and 2009, respectively. WPL’s retail fuel-related costs incurred in the first half of 2010 were higher than the forecasted fuel-related costs used to set retail rates during such period. WPL estimates the higher than forecasted retail fuel-related costs decreased electric margins by approximately $7 million in the first half of 2010. WPL’s retail fuel-related costs incurred in the first half of 2009 were lower than the forecasted fuel-related costs used to set retail rates during such period. WPL estimates the lower than forecasted retail fuel-related costs increased electric margins by approximately $6 million in the first half of 2009.

In April 2010, WPL filed a request with the PSCW to increase its annual fuel-related retail electric rates for the remainder of 2010 to recover anticipated increased electric production fuel and energy purchases for 2010. In June 2010, WPL received approval from the PSCW to implement an interim rate increase of $9 million, on an annual basis, subject to refund, effective June 10, 2010. WPL expects to receive a final order from the PSCW in the second half of 2010.

Refer to “Rate Matters” for additional information relating to electric rate increases, the wholesale formula rate change and anticipated changes to the retail rate recovery rules in Wisconsin for electric production fuel and energy purchases expenses.

Impacts of Weather Conditions - Estimated increases (decreases) to Alliant Energy’s electric margins from the net impacts of weather and Alliant Energy’s weather hedging activities for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2010	2009	2010	2009
Weather impacts on demand compared to normal weather	$2	($4)	$4	($1)
Losses from weather derivatives (a)	–	–	–	(3)

Net weather impact	$2	($4)	$4	($4)

(a) Recorded in “Other” revenues in the above tables.

Cooling degree days (CDD) in Alliant Energy’s service territories for both the three and six months ended June 30 were as follows:

	Actual
CDD (a):	2010	2009	Normal
Cedar Rapids, Iowa (IPL)	289	182	218
Madison, Wisconsin (WPL)	202	146	174

(a) CDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical CDD.

Purchased Electric Capacity Expenses - Alliant Energy enters into PPAs to help meet the electricity demand of its customers. Certain of these PPAs include minimum payments for IPL’s and WPL’s rights to electric generating capacity. Details of purchased electric capacity expense included in the electric margin tables above for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2010	2009	2010	2009
DAEC PPA (IPL)	$34	$33	$72	$70
Kewaunee PPA (WPL)	17	19	35	37
Riverside PPA (WPL)	19	19	25	25
RockGen PPA (WPL)(expired May 31, 2009)	–	3	–	7
Other	3	1	4	4

	$73	$75	$136	$143

Sales Trends - Retail sales volumes increased 5% for the second quarter of 2010 and were relatively flat for the first half of 2010 compared to the same periods last year. The increased retail sales were primarily due to higher usage per customer caused by weather and economic conditions in Alliant Energy’s service territories. This item was partially offset by the impact of the annual unbilled sales adjustments discussed above and reduced sales to two of IPL’s larger industrial customers who transitioned to their own cogeneration facilities in 2009.

Wholesale sales volumes in the second quarter and first half of 2010 were 6% and 5% lower than the same periods last year, respectively. The decreases were largely due to lower sales to WPL’s partial-requirement wholesale customers that have contractual options to be served by WPL, other power supply sources or the MISO market.

Bulk power and other revenue changes were largely due to changes in revenues from sales in the wholesale energy markets operated by MISO and PJM Interconnection, LLC. These changes are impacted by several factors including the availability of Alliant Energy’s generating facilities and electricity demand within these wholesale energy markets. Changes in bulk power and other sales revenues were largely offset by changes in energy purchases expense and therefore did not have a significant impact on electric margins.

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

Second Quarter 2010 vs. Second Quarter 2009 Summary - Gas margins and Dth sales for Alliant Energy for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$31.2	$30.7	2%	2,847	3,331	(15%)
Commercial	17.3	16.8	3%	2,273	2,585	(12%)
Industrial	3.8	3.3	15%	658	642	2%

Retail subtotal	52.3	50.8	3%	5,778	6,558	(12%)
Transportation/other	7.2	7.3	(1%)	11,011	11,528	(4%)

Total revenues/sales	59.5	58.1	2%	16,789	18,086	(7%)

Cost of gas sold	28.7	27.5	4%

Margins	$30.8	$30.6	–%

Gas margins were relatively flat compared to last year as an increase in weather-normalized sales volumes and the impact of WPL’s 2010 retail gas rate increase effective in January 2010, which increased gas revenues in the second quarter of 2010 by $1 million, were offset by an estimated $3 million decrease in gas margins from changes in sales caused by weather conditions in Alliant Energy’s service territories in the second quarter of 2010.

First Half 2010 vs. First Half 2009 Summary - Gas margins and Dth sales for Alliant Energy for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$166.6	$189.9	(12%)	16,750	17,554	(5%)
Commercial	89.7	105.0	(15%)	10,620	11,521	(8%)
Industrial	13.0	13.6	(4%)	1,865	1,861	–%

Retail subtotal	269.3	308.5	(13%)	29,235	30,936	(5%)
Transportation/other	15.1	14.2	6%	24,907	28,185	(12%)

Total revenues/sales	284.4	322.7	(12%)	54,142	59,121	(8%)

Cost of gas sold	185.1	226.6	(18%)

Margins	$99.3	$96.1	3%

Gas margins increased $3 million, or 3%, primarily due to the impact of WPL’s 2010 retail gas rate increase effective in January 2010, which increased gas revenues in the first half of 2010 by $3 million, and an increase in weather-normalized sales volumes. These items were partially offset by an estimated $2 million decrease in gas margins from changes in the net impacts of weather conditions and Alliant Energy’s weather hedging activities.

Natural Gas Cost Recoveries - Alliant Energy’s cost of gas sold decreased $42 million, or 18%, in the first half of 2010 primarily due to a decrease in Dths sold to retail customers and a decrease in natural gas prices. Due to Alliant Energy’s rate recovery mechanisms for natural gas costs, these changes in cost of gas sold resulted in comparable changes in gas revenues and, therefore, did not have a significant impact on gas margins.

Impacts of Weather Conditions - Estimated increases (decreases) to Alliant Energy’s gas margins from the net impacts of weather and Alliant Energy’s weather hedging activities for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2010	2009	2010	2009
Weather impacts on demand compared to normal weather	($3)	$–	($1)	$4
Losses from weather derivatives (a)	–	–	–	(3)

Net weather impact	($3)	$–	($1)	$1

(a) Recorded in “Transportation/other” revenues in the above tables.

HDD in Alliant Energy’s service territories for the three and six months ended June 30 were as follows:

	Three Months			Six Months
	Actual			Actual
HDD (a):	2010	2009	Normal	2010	2009	Normal
Cedar Rapids, Iowa (IPL)	501	748	718	4,180	4,349	4,090
Madison, Wisconsin (WPL)	611	842	858	4,066	4,594	4,342

(a) HDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD.

Alliant Energy periodically utilizes weather derivatives based on HDD to reduce the potential volatility on its margins during the winter months of November through March. Alliant Energy entered into HDD swap agreements for the period from Nov. 1, 2008 through March 31, 2009 but did not enter into any HDD swap agreements for the period from Nov. 1, 2009 through March 31, 2010.

Refer to “Rate Matters” for discussion of various electric and gas rate filings of IPL and WPL.

Utility Other Revenues - Other revenues for the utilities decreased $3 million and $16 million for the three- and six-month periods, respectively, primarily due to lower steam revenues. Steam revenues decreased by $2 million and $13 million for the three- and six-month periods, respectively, primarily due to IPL’s discontinuance of steam service to the portion of its steam customers located in downtown Cedar Rapids. Changes in utility other revenues were largely offset by related changes in utility other operation and maintenance expenses for both the three- and six-month periods.

Non-regulated Revenues - Alliant Energy’s non-regulated revenues for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2010	2009	2010	2009
RMT	$28.6	$86.6	$62.0	$122.5
Transportation	10.4	8.9	19.7	16.9
Other	0.4	1.1	0.5	2.3

	$39.4	$96.6	$82.2	$141.7

The demand for RMT’s construction management services for large wind projects decreased during the second quarter and first half of 2010 as compared to the same periods last year. These decreases in revenues were largely offset by lower costs incurred by RMT to manage large wind generation projects, which are included in non-regulated operation and maintenance expenses discussed below. Future demand for RMT’s construction management services for large wind projects is expected to be impacted by various external factors, including the availability and amount of government incentives for renewable energy projects, the number and scope of state-imposed renewable portfolio standards and the availability and cost of capital to fund capital expenditures for renewable energy projects. The ARRA enacted in February 2009 extended incentives to renewable energy projects completed by Dec. 31, 2012.

Electric Transmission Service Expense - Alliant Energy’s electric transmission service expense for the utilities increased $13 million and $16 million for the three- and six-month periods, respectively, primarily due higher transmission service costs billed to IPL by ITC. Electric transmission service expenses billed to IPL by ITC increased by $22 million and $39 million for the three- and six-month periods, respectively, primarily due to increased transmission rates effective in January 2010. This item was partially offset by IPL’s deferrals of $10 million and $20 million recorded in the second quarter of 2010 and the first half of 2010, respectively, in accordance with an IUB order issued in January 2010. The IUB’s order authorizes IPL to defer $46 million of transmission costs billed to IPL by ITC during 2010 and to amortize these deferred costs over a 5-year period with an equal and offsetting amortization of IPL’s regulatory liability associated with its December 2007 gain on its sale of electric transmission assets to ITC. The transmission service costs billed by ITC are typically higher in the summer due to seasonal peaks in demand therefore the amounts during the first and second quarter of 2010 may not be indicative of what is anticipated during the remaining quarters in 2010. Alliant Energy currently estimates that electric transmission charges billed to IPL by ITC for 2010 will be approximately $85 million to $95 million higher than for 2009. Refer to “Rate Matters - Proposed Changes to Rate Recovery Mechanisms” for proposals made by IPL to each of the IUB and MPUC to implement an automatic adjustment clause for electric transmission service charges incurred by IPL to serve its utility customers.

Utility Other Operation and Maintenance Expenses -

Alliant Energy’s other operation and maintenance expenses for the utilities increased $5 million and decreased $5 million for the three- and six-month periods, respectively, due to the following reasons (amounts represent variances between periods in millions):

Second Quarter 2010 vs. Second Quarter 2009 Summary:

	Alliant Energy	IPL	WPL
Higher incentive-related compensation expenses (a)	$5	$3	$2
Higher energy conservation expenses at IPL (b)	4	4	–
Loss contingency reserve for Cash Balance lawsuit in second quarter of 2010 (c)	4	3	1
Restructuring charges in the second quarter of 2010 (d)	4	2	2
Asset impairment in the second quarter of 2010 at IPL (e)	4	4	–
Deferral of retail pension and benefits costs in 2009 at WPL (f)	3	–	3
Higher wind turbine maintenance expenses (g)	2	2	–
Restructuring charges in the second quarter of 2009 (d)	(11)	(4)	(7)
Steam asset impairment in the second quarter of 2009 at IPL (h)	(4)	(4)	–
Lower pension and other postretirement benefits costs (i)	(4)	(2)	(2)
Lower steam fuel, operation and maintenance expenses at IPL (j)	(2)	(2)	–
Other	–	–	1

	$5	$6	$–

First Half 2010 vs. First Half 2009 Summary:

	Alliant Energy	IPL	WPL
Lower steam fuel, operation and maintenance expenses at IPL (j)	($12)	($12)	$–
Restructuring charges in the second quarter of 2009 (d)	(11)	(4)	(7)
Lower pension and other postretirement benefits costs (i)	(8)	(4)	(4)
Steam asset impairment in the second quarter of 2009 at IPL (h)	(4)	(4)	–
Incremental expenses incurred in 2009 related to severe flooding (k)	(3)	(3)	–
Higher incentive-related compensation expenses (a)	10	6	4
Deferral of retail pension and benefits costs in 2009 at WPL (f)	7	–	7
Higher energy conservation expenses at IPL (b)	5	5	–
Loss contingency reserve for Cash Balance lawsuit in second quarter of 2010 (c)	4	3	1
Restructuring charges in the second quarter of 2010 (d)	4	2	2
Asset impairment in the second quarter of 2010 at IPL (e)	4	4	–
Higher wind turbine maintenance expenses (g)	4	4	–
Other (primarily lower bad debt expense at IPL)	(5)	(4)	–

	($5)	($7)	$3

(a)	Resulting from higher performance levels in 2010 relative to the earnings and total shareowner return metrics established within the incentive plans.
(b)	Changes in energy conservation expenses were largely offset by changes in energy conservation revenues.
(c)	Refer to Note 12(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details.
(d)	Resulting from the elimination of certain corporate and operations positions.
(e)	Refer to Note 1(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details.
(f)	WPL was authorized by the PSCW to defer the retail portion of pension and other benefit costs charged to other operation and maintenance expenses during 2009 in excess of $4 million.
(g)	Maintenance expenses for IPL’s Whispering Willow - East wind project that began commercial operation in late 2009.

(h)	IPL recorded a $4 million asset impairment charge in the second quarter of 2009 related to its steam assets as a result of a decision in the second quarter of 2009 to discontinue providing steam service to the portion of its steam customers located in downtown Cedar Rapids.
(i)	Net of the portion allocated to capital projects and resulting from higher expected return on plan assets caused by increases in plan assets in 2009. Refer to Note 6(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details.
(j)	Resulting from discontinuance of steam service to the portion of IPL’s steam customers located in downtown Cedar Rapids and from additional costs incurred by IPL in 2009 to operate the temporary steam generating systems used to resume service after its Prairie Creek and Sixth Street Generating Stations were shut down due to severe flooding.
(k)	Primarily related to operating expenditures in 2009 required to restore operations at IPL’s Prairie Creek Generating Station that were not reimbursed under Alliant Energy’s property insurance policy.

Non-regulated Operation and Maintenance Expenses - Alliant Energy’s non-regulated operation and maintenance expenses for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2010	2009	2010	2009
RMT	$27.8	$84.5	$61.3	$124.2
Transportation	4.5	3.9	8.8	8.6
Other (includes eliminations)	0.8	1.5	1.2	1.2

	$33.1	$89.9	$71.3	$134.0

The decrease in non-regulated operation and maintenance expenses at RMT was largely driven by lower construction management costs associated with the execution of fewer large wind projects in 2010 compared to last year.

Depreciation and Amortization Expenses - Depreciation and amortization expenses decreased $1 million and increased $9 million for the three- and six-month periods, respectively. The three month decrease was primarily due to a depreciation adjustment recorded in the second quarter of 2010 at WPL, which is not anticipated to have a material impact on future periods. This item was substantially offset by $5 million of depreciation expense in the second quarter of 2010 related to IPL’s Whispering Willow - East wind project that began commercial operation in late 2009. The six month increase was primarily due to $10 million of depreciation expense in the first half of 2010 related to the Whispering Willow - East wind project and additional depreciation expense from the impact of other property additions in 2009 related to WPL’s advanced metering infrastructure (AMI) and June 2009 acquisition of the Neenah Energy Facility, and IPL’s restoration activities associated with severe flooding. The six month increase was partially offset by the depreciation adjustment recorded in the second quarter of 2010 at WPL.

Refer to “Rate Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on Alliant Energy’s rate activities.

Interest Expense - Second Quarter 2010 vs. Second Quarter 2009 Summary - Alliant Energy’s interest expense increased $4 million due to the following reasons (amounts represent variances between the second quarter of 2010 and the second quarter of 2009 in millions):

	Alliant Energy	IPL	WPL
Interest expense variances from certain issuances of long-term debt:
IPL’s 6.25% senior debentures issued in July 2009	$4	$4	$–
WPL’s 5% debentures issued in July 2009	3	–	3
Alliant Energy’s 4% senior notes issued in October 2009	2	–	–
Interest expense variances from certain reductions in long-term debt:
IPL’s 6.625% senior debentures retired in August 2009	(3)	(3)	–
WPL’s 7.625% debentures retired in March 2010	(2)	–	(2)
Alliant Energy’s Exchangeable Senior Notes retired in 2009	(2)	–	–
Other	2	1	1

	$4	$2	$2

First Half 2010 vs. First Half 2009 Summary -Alliant Energy’s interest expense increased $9 million due to the following reasons (amounts represent variances between the first half of 2010 and the first half of 2009 in millions):

	Alliant Energy	IPL	WPL
Interest expense variances from certain issuances of long-term debt:
IPL’s 6.25% senior debentures issued in July 2009	$9	$9	$–
WPL’s 5% debentures issued in July 2009	6	–	6
Alliant Energy’s 4% senior notes issued in October 2009	5	–	–
Interest expense variances from certain reductions in long-term debt:
Alliant Energy’s Exchangeable Senior Notes retired in 2009	(5)	–	–
IPL’s 6.625% senior debentures retired in August 2009	(5)	(5)	–
WPL’s 7.625% debentures retired in March 2010	(3)	–	(3)
Other	2	1	1

	$9	$5	$4

Refer to Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of debentures issued by IPL and WPL in June 2010 that will impact interest expense in future periods.

AFUDC - AFUDC decreased $6 million and $11 million for the three- and six-month periods, respectively, primarily due to $7 million and $12 million of AFUDC recognized for IPL’s Whispering Willow - East wind project in the second quarter and first half of 2009, respectively. The decreases were also due to AFUDC recognized in the first half of 2009 on capital projects related to restoration activities at IPL associated with the severe flooding in June 2008. These items were partially offset by $3 million and $5 million of AFUDC recognized for WPL’s Bent Tree - Phase I wind project in the second quarter and first half of 2010, respectively, and $2 million and $3 million of AFUDC recognized for emission controls at IPL’s Lansing Unit 4 in the second quarter and first half of 2010, respectively.

Income Taxes - Second Quarter 2010 vs. Second Quarter 2009 Summary - The effective income tax rates for Alliant Energy’s continuing operations were 30.4% for the second quarter of 2010 and 29.9% for the second quarter of 2009.

First Half 2010 vs. First Half 2009 Summary - The effective income tax rates for Alliant Energy’s continuing operations were 36.4% for the first half of 2010 and (4.1%) for the first half of 2009. The increase in the effective income tax rates for Alliant Energy’s continuing operations was primarily due to $40 million of income tax benefits recognized in the first quarter of 2009 related to the net impacts of SB 62 enacted in February 2009 and a 2009 decision to allow WPL to do business in Iowa in order to take advantage of efficiencies that will likely be available as a result of IPL and WPL sharing resources and facilities. The increase in the effective tax rates for Alliant Energy’s continuing operations was also due to $7 million of income tax expense recognized in the first quarter of 2010 related to the impacts of the Federal Health Care Legislation, which is expected to reduce Alliant Energy’s tax deductions for retiree health care costs beginning in 2013, to the extent prescription drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. These items were partially offset by changes in the impact of property related differences at IPL for which deferred tax expense is not recorded pursuant to Iowa rate making principles and production tax credits recorded in the second quarter of 2010 associated with IPL’s Whispering Willow-East wind project, which was placed in service in late 2009.

Refer to Note 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional discussion of the impacts of the Federal Health Care Legislation and the net impacts of SB 62 and the decision to allow WPL to do business in Iowa.

Income (Loss) From Discontinued Operations, Net of Tax - Refer to Note 15 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

IPL’S RESULTS OF OPERATIONS

Overview - Second Quarter Results - Earnings available for common stock increased $2 million primarily due to the impact of the electric retail rate increase effective in 2010 and higher electric sales caused by weather and economic conditions in IPL’s service territory. These items were partially offset by higher electric transmission rates billed from ITC, AFUDC recognized on the Whispering Willow - East wind project in the second quarter of 2009 and depreciation and maintenance expenses recognized for the Whispering Willow - East wind project in the second quarter of 2010.

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

Second Quarter 2010 vs. Second Quarter 2009 Summary - Electric margins and MWh sales for IPL for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$128.4	$101.2	27%	949	836	14%
Commercial	87.1	75.7	15%	942	901	5%
Industrial	108.5	96.2	13%	1,752	1,664	5%

Retail subtotal	324.0	273.1	19%	3,643	3,401	7%
Sales for resale:
Wholesale	8.2	5.8	41%	100	97	3%
Bulk power and other	4.3	9.0	(52%)	155	137	13%
Other	8.3	6.8	22%	20	20	–%

Total revenues/sales	344.8	294.7	17%	3,918	3,655	7%

Electric production fuel expense	44.6	36.9	21%
Energy purchases expense	56.7	54.7	4%
Purchased electric capacity expense	33.8	32.5	4%

Margins	$209.7	$170.6	23%

Electric margins increased $39 million, or 23% primarily due to the impact of retail rate increases from the Iowa 2009 Test Year base rate case, which increased IPL’s electric revenues by $28 million in the second quarter of 2010, an $8 million increase in electric margins from the impact of IPL’s annual adjustments to unbilled revenue estimates, an estimated $4 million increase in electric margins from changes in sales caused by weather conditions in IPL’s service territory and $3 million of higher energy conservation revenues. These items were partially offset by reduced sales to two of IPL’s larger industrial customers who transitioned to their own cogeneration facilities in 2009. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses for both the second quarter and first half periods.

First Half 2010 vs. First Half 2009 Summary - Electric margins and MWh sales for IPL for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$247.6	$217.1	14%	2,078	2,026	3%
Commercial	165.4	150.2	10%	1,898	1,876	1%
Industrial	197.1	189.9	4%	3,415	3,403	–%

Retail subtotal	610.1	557.2	9%	7,391	7,305	1%
Sales for resale:
Wholesale	15.7	11.4	38%	205	198	4%
Bulk power and other	12.0	24.8	(52%)	373	356	5%
Other	16.6	11.4	46%	42	43	(2%)

Total revenues/sales	654.4	604.8	8%	8,011	7,902	1%

Electric production fuel expense	91.8	98.3	(7%)
Energy purchases expense	110.0	117.7	(7%)
Purchased electric capacity expense	72.4	70.0	3%

Margins	$380.2	$318.8	19%

Electric margins increased $61 million, or 19%, primarily due to the impact of retail rate increases from the Iowa 2008 and 2009 Test Year base rate cases, which increased IPL’s electric revenues by $49 million in the first half of 2010, an $8 million increase in electric margins from the impact of IPL’s annual adjustments to unbilled revenue estimates, an estimated $6 million increase in electric margins from changes in the net impacts of weather conditions and IPL’s weather hedging activities and $5 million of higher energy conservation revenues. These items were partially offset by reduced sales to two of IPL’s larger industrial customers who transitioned to their own cogeneration facilities in 2009.

Impacts of Weather Conditions - Estimated increases (decreases) to IPL’s electric margins from the net impacts of weather and IPL’s weather hedging activities for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2010	2009	2010	2009
Weather impacts on demand compared to normal weather	$2	($2)	$4	$–
Losses from weather derivatives (a)	–	–	–	(2)

Net weather impact	$2	($2)	$4	($2)

(a) Recorded in “Other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details on IPL’s CDD data, recoveries of electric fuel and purchased power energy expenses, IPL’s annual adjustments to unbilled revenue estimates and sales trends. Refer to “Rate Matters” for discussion of IPL’s retail electric rate increases effective in the first quarter of 2010 and 2009.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

Second Quarter 2010 vs. Second Quarter 2009 Summary - Gas margins and Dth sales for IPL for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$16.1	$16.2	(1%)	1,492	1,793	(17%)
Commercial	8.8	9.5	(7%)	1,152	1,406	(18%)
Industrial	3.4	2.9	17%	588	556	6%

Retail subtotal	28.3	28.6	(1%)	3,232	3,755	(14%)
Transportation/other	2.8	3.9	(28%)	6,299	7,118	(12%)

Total revenues/sales	31.1	32.5	(4%)	9,531	10,873	(12%)

Cost of gas sold	14.6	15.4	(5%)

Margins	$16.5	$17.1	(4%)

Gas margins decreased $1 million, or 4%, primarily due to an estimated $1 million decrease from changes in sales caused by weather conditions in IPL’s service territory in the second quarter of 2010.

First Half 2010 vs. First Half 2009 Summary - Gas margins and Dth sales for IPL for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$93.8	$108.7	(14%)	9,978	10,123	(1%)
Commercial	50.8	59.6	(15%)	6,120	6,333	(3%)
Industrial	8.3	10.1	(18%)	1,258	1,431	(12%)

Retail subtotal	152.9	178.4	(14%)	17,356	17,887	(3%)
Transportation/other	6.9	7.1	(3%)	13,949	16,396	(15%)

Total revenues/sales	159.8	185.5	(14%)	31,305	34,283	(9%)

Cost of gas sold	105.8	132.2	(20%)

Margins	$54.0	$53.3	1%

Gas margins increased $1 million, or 1%, primarily due to an estimated $1 million increase from changes in the net impacts of weather conditions and IPL’s weather hedging activities.

Impacts of Weather Conditions - Estimated increases (decreases) to IPL’s gas margins from the net impacts of weather and IPL’s weather hedging activities for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2010	2009	2010	2009
Weather impacts on demand compared to normal weather	($1)	$–	$1	$2
Losses from weather derivatives (a)	–	–	–	(2)

Net weather impact	($1)	$–	$1	$–

(a) Recorded in “Transportation/other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of IPL’s HDD data and discussion of the impacts on IPL’s gas margins of recoveries of natural gas costs.

Steam and Other Revenues - Steam and other revenues decreased $3 million and $16 million for the three- and six-month periods, respectively, primarily due to lower steam revenues. Steam revenues decreased by $2 million and $13 million for the three- and six-month periods, respectively, primarily due to IPL’s discontinuance of steam service to the portion of its steam customers located in downtown Cedar Rapids. Changes in steam and other revenues were largely offset by related changes in operating expenses for both the three- and six-month periods.

Electric Transmission Service Expense - Electric transmission service expense increased $11 million and $14 million for the three- and six-month periods, respectively, primarily due to higher transmission service costs billed to IPL by ITC. Electric transmission service expenses billed to IPL by ITC increased by $22 million and $39 million for the three- and six-month periods, respectively, primarily due to increased transmission rates effective in January 2010. This item was partially offset by IPL’s deferrals of $10 million and $20 million recorded in the second quarter and first half of 2010, respectively, in accordance with an IUB order issued in January 2010. The IUB’s order authorizes IPL to defer $46 million of transmission costs billed to IPL by ITC during 2010 and to amortize these deferred costs over a 5-year period with an equal and offsetting amortization of IPL’s regulatory liability associated with its December 2007 gain on its sale of electric transmission assets to ITC. The transmission service costs billed by ITC are typically higher in the summer due to seasonal peaks in demand therefore the amounts during the first and second quarter of 2010 may not be indicative of what is anticipated during the remaining quarters in 2010. IPL currently estimates that electric transmission charges billed by ITC for 2010 will be approximately $85 million to $95 million higher than for 2009. Refer to “Rate Matters - Proposed Changes to Rate Recovery Mechanisms” for proposals made by IPL to each of the IUB and MPUC to implement an automatic adjustment clause for electric transmission service charges incurred by IPL to serve its utility customers.

Other Operation and Maintenance Expenses - Second Quarter 2010 vs. Second Quarter 2009 Summary - Other operation and maintenance expenses increased $6 million primarily due to $4 million of higher energy conservation expenses, a $4 million asset impairment charge recorded in the second quarter of 2010 related to Sixth Street, $3 million of higher incentive-related compensation expenses, a $3 million loss contingency reserve recorded in the second quarter of

2010 related to the Alliant Energy Cash Balance Pension Plan lawsuit, $2 million of restructuring charges incurred in the second quarter of 2010 related to the elimination of certain corporate and operations positions and $2 million of higher wind turbine maintenance expenses related to the Whispering Willow - East wind project that began commercial operation in late 2009. These items were partially offset by $4 million of restructuring charges incurred in the second quarter of 2009 related to the elimination of certain corporate and operations positions, a $4 million asset impairment charge recorded in the second quarter of 2009 for steam assets used to service steam customers in downtown Cedar Rapids, $2 million of lower steam fuel, operation and maintenance expenses and $2 million of lower pension and other postretirement benefits costs.

First Half 2010 vs. First Half 2009 Summary - Other operation and maintenance expenses decreased $7 million primarily due to $12 million of lower steam fuel, operation and maintenance expenses, $4 million of restructuring charges incurred in the second quarter of 2009 related to the elimination of certain corporate and operations positions, a $4 million asset impairment charge recorded in the second quarter of 2009 for steam assets used to service steam customers in downtown Cedar Rapids, $4 million of lower pension and other postretirement benefits costs, $3 million of incremental expenses incurred in the first half of 2009 related to the severe flooding that occurred in 2008 and lower bad debt expenses. These items were partially offset by $6 million of higher incentive-related compensation expenses, $5 million of higher energy conservation expenses, a $4 million asset impairment charge recorded in the second quarter of 2010 related to Sixth Street, $4 million of higher wind turbine maintenance expenses, a $3 million loss contingency reserve recorded in the second quarter of 2010 related to the Alliant Energy Cash Balance Pension Plan lawsuit and $2 million of restructuring charges incurred in the second quarter of 2010 related to the elimination of certain corporate and operations positions.

Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for additional details of IPL’s other operation and maintenance expenses.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $7 million and $14 million for the three- and six-month periods, respectively, primarily due to $5 million and $10 million of depreciation expense in the second quarter and first half of 2010, respectively, related to the Whispering Willow - East wind project that began commercial operation in late 2009. The three- and six-month period were also impacted by additional depreciation expense from other property additions in 2009 related to restoration activities associated with severe flooding.

Refer to “Rate Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on IPL’s utility rate activities.

Interest Expense - Interest expense increased $2 million and $5 million for the three- and six-month periods, respectively, primarily due to interest expense from IPL’s issuance of 6.25% senior debentures in July 2009. This item was partially offset by the impact of IPL’s 6.625% senior debentures retired in August 2009. Refer to Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of debentures issued by IPL in June 2010 that will impact interest expense in future periods.

AFUDC - AFUDC decreased $8 million and $16 million for the three- and six-month periods, respectively, primarily due to $7 million and $12 million of AFUDC recognized for IPL’s Whispering Willow - East wind project in the second quarter and first half of 2009, respectively. The decreases were also due to AFUDC recognized in the first half of 2009 on capital projects related to restoration activities at IPL associated with the severe flooding in June 2008. These items were partially offset by $2 million and $3 million of AFUDC recognized for emission controls at IPL’s Lansing Unit 4 in the second quarter and first half of 2010, respectively.

Income Taxes - Second Quarter 2010 vs. Second Quarter 2009 Summary - IPL’s effective income tax rates were 21.5% for the second quarter of 2010 and 26.8% for the second quarter of 2009. The decrease in the effective tax rates was primarily due to production tax credits recorded in the second quarter of 2010 associated with IPL’s Whispering Willow - East wind project, which was placed in service in late 2009, and property related differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles.

First Half 2010 vs. First Half 2009 Summary - IPL’s effective income tax rates were 33.7% for the first half of 2010 and (46.5%) for the first half of 2009. The increase in the effective tax rates was primarily due to $33 million of income tax benefits recognized in the first quarter of 2009 related to the net impacts of SB 62 enacted in February 2009 and a 2009 decision to allow WPL to do business in Iowa in order to take advantage of efficiencies that will likely be available as a result of IPL and WPL sharing resources and facilities. The increase was also due to $4 million of income tax expense recognized in the first quarter of 2010 related to the impacts of Federal Health Care Legislation enacted in March 2010, which is expected to reduce IPL’s tax deductions for retiree health care costs beginning in 2013, to the extent prescription drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. These items were partially offset by property related differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles and production tax credits recorded in the first half of 2010 associated with IPL’s Whispering Willow-East wind project, which was placed in service in late 2009.

Refer to Note 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional discussion of the impact of the Federal Health Care Legislation and the net impacts of SB 62 and the decision to allow WPL to do business in Iowa.

WPL’S RESULTS OF OPERATIONS

Overview - Second Quarter Results - WPL’s earnings available for common stock increased $19 million primarily due to the impact of electric and gas retail rate increases effective in 2010.

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

Second Quarter 2010 vs. Second Quarter 2009 Summary - Electric margins and MWh sales for WPL for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$94.6	$85.0	11%	749	728	3%
Commercial	57.6	53.3	8%	539	537	–%
Industrial	81.0	77.7	4%	1,062	1,055	1%

Retail subtotal	233.2	216.0	8%	2,350	2,320	1%
Sales for resale:
Wholesale	40.7	39.7	3%	674	725	(7%)
Bulk power and other	4.0	12.5	(68%)	209	308	(32%)
Other	4.6	4.9	(6%)	17	19	(11%)

Total revenues/sales	282.5	273.1	3%	3,250	3,372	(4%)

Electric production fuel expense	46.1	33.6	37%
Energy purchases expense	45.8	64.1	(29%)
Purchased electric capacity expense	38.7	42.4	(9%)

Margins	$151.9	$133.0	14%

Electric margins increased $19 million, or 14%, primarily due to the impact of a non-fuel retail rate increase effective January 2010, which increased WPL’s electric revenues by $21 million in the second quarter of 2010, increased rates charged to wholesale customers, $3 million of lower purchased electric capacity expenses related to the RockGen PPA, which terminated in May 2009, an estimated $2 million increase in electric margins from changes in sales caused by weather conditions in WPL’s service territory and an increase in weather-normalized sales volumes. These items were partially offset by an $11 million decrease in electric margins from the impact of WPL’s annual adjustments to unbilled revenue estimates and a $4 million decrease in electric margins from the impact of changes in the recovery of electric production fuel and energy purchases expense.

First Half 2010 vs. First Half 2009 Summary - Electric margins and MWh sales for WPL for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$203.8	$190.2	7%	1,660	1,686	(2%)
Commercial	114.6	106.5	8%	1,103	1,107	–%
Industrial	151.7	145.9	4%	2,038	2,041	–%

Retail subtotal	470.1	442.6	6%	4,801	4,834	(1%)
Sales for resale:
Wholesale	86.5	83.7	3%	1,432	1,523	(6%)
Bulk power and other	11.8	33.3	(65%)	407	649	(37%)
Other	9.4	11.5	(18%)	35	38	(8%)

Total revenues/sales	577.8	571.1	1%	6,675	7,044	(5%)

Electric production fuel expense	85.7	74.4	15%
Energy purchases expense	116.1	153.5	(24%)
Purchased electric capacity expense	63.4	72.7	(13%)

Margins	$312.6	$270.5	16%

Electric margins increased $42 million, or 16%, primarily due to the impact of a non-fuel retail rate increase effective January 2010, which increased WPL’s electric revenues by $45 million in the first half of 2010, increased rates charged to wholesale customers including the impact of a wholesale formula rate change, which increased electric revenues by $4 million in the first quarter of 2010, $7 million of lower purchased electric capacity expenses related to the RockGen PPA, which terminated in May 2009, an estimated $2 million increase in electric margins from changes in the net impacts of weather conditions and WPL’s weather hedging activities and an increase in weather-normalized sales volumes. These items were partially offset by a $13 million decrease in electric margins from the impact of changes in the recovery of electric production fuel and energy purchases expense and an $11 million decrease in electric margins from the impact of WPL’s annual adjustments to unbilled revenue estimates.

Impacts of Weather Conditions - Estimated decreases to WPL’s electric margins from the net impacts of weather and WPL’s weather hedging activities for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2010	2009	2010	2009
Weather impacts on demand compared to normal weather	$–	($2)	$–	($1)
Losses from weather derivatives (a)	–	–	–	(1)

Net weather impact	$–	($2)	$–	($2)

(a) Recorded in “Other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of WPL’s CDD data, WPL’s recoveries of electric fuel and purchased power energy costs, WPL’s annual adjustments to unbilled revenue estimates and sales trends. Refer to “Rate Matters” for discussion of WPL’s retail electric rate increases effective in January 2010 and June 2010 and the wholesale formula rate change in 2010.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

Second Quarter 2010 vs. Second Quarter 2009 Summary - Gas margins and Dth sales for WPL for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$15.1	$14.5	4%	1,355	1,538	(12%)
Commercial	8.5	7.3	16%	1,121	1,179	(5%)
Industrial	0.4	0.4	–%	70	86	(19%)

Retail subtotal	24.0	22.2	8%	2,546	2,803	(9%)
Transportation/other	4.4	3.4	29%	4,712	4,410	7%

Total revenues/sales	28.4	25.6	11%	7,258	7,213	1%

Cost of gas sold	14.1	12.1	17%

Margins	$14.3	$13.5	6%

Gas margins increased $1 million, or 6%, primarily due to an increase in weather-normalized sales volumes and the impact of the 2010 retail gas rate increase effective in January 2010, which increased gas revenues in the second quarter of 2010 by $1 million. These items were partially offset by an estimated $2 million decrease in gas margins from changes in sales caused by weather conditions in WPL’s service territory in the second quarter of 2010.

First Half 2010 vs. First Half 2009 Summary - Gas margins and Dth sales for WPL for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$72.8	$81.2	(10%)	6,772	7,431	(9%)
Commercial	38.9	45.4	(14%)	4,500	5,188	(13%)
Industrial	4.7	3.5	34%	607	430	41%

Retail subtotal	116.4	130.1	(11%)	11,879	13,049	(9%)
Transportation/other	8.2	7.1	15%	10,958	11,789	(7%)

Total revenues/sales	124.6	137.2	(9%)	22,837	24,838	(8%)

Cost of gas sold	79.3	94.4	(16%)

Margins	$45.3	$42.8	6%

Gas margins increased $3 million, or 6%, primarily due to the impact of the 2010 retail gas rate increase effective in January 2010, which increased gas revenues in the first half of 2010 by $3 million and an increase in weather-normalized sales volumes. These items were partially offset by an estimated $3 million decrease in gas margins from changes in the net impacts of weather conditions and WPL’s weather hedging activities.

Impacts of Weather Conditions - Estimated increases (decreases) to WPL’s gas margins from the net impacts of weather and WPL’s weather hedging activities for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2010	2009	2010	2009
Weather impacts on demand compared to normal weather	($2)	$–	($2)	$2
Losses from weather derivatives (a)	–	–	–	(1)

Net weather impact	($2)	$–	($2)	$1

(a) Recorded in “Transportation/other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for WPL’s HDD data and discussion of the impacts on WPL’s gas margins of recoveries of natural gas costs and “Rate Matters” for discussion of WPL’s electric and gas rate filing.

Other Operation and Maintenance Expenses - Second Quarter 2010 vs. Second Quarter 2009 Summary - Other operation and maintenance expenses were unchanged for the three-month period. Increases in expenses were primarily due to a $3 million deferral of retail pension and benefits costs recorded in the second quarter of 2009 in accordance with the stipulation agreement approved by the PSCW related to WPL’s 2009 retail rate case, $2 million of higher incentive-related compensation expenses, $2 million of restructuring charges incurred in the second quarter of 2010 related to the elimination of certain corporate and operations positions, a $1 million loss contingency reserve recorded in the second quarter of 2010 related to the Alliant Energy Cash Balance Pension Plan lawsuit and increases in other administrative and general expenses. These increases were offset by $7 million of restructuring charges incurred in the second quarter of 2009 related to the elimination of certain corporate and operations positions and $2 million of lower pension and other postretirement benefit costs.

First Half 2010 vs. First Half 2009 Summary - Other operation and maintenance expenses increased $3 million primarily due to a $7 million deferral of retail pension and benefits costs recorded in the first half of 2009 in accordance with the stipulation agreement approved by the PSCW related to WPL’s 2009 retail rate case, $4 million of higher incentive-related compensation expenses, $2 million of restructuring charges incurred in the second quarter of 2010 related to the elimination of certain corporate and operations positions and a $1 million loss contingency reserve recorded in the second quarter of 2010 related to the Alliant Energy Cash Balance Pension Plan lawsuit. These items were partially offset by $7 million of restructuring charges incurred in the second quarter of 2009 related to the elimination of certain corporate and operations positions and $4 million of lower pension and other postretirement benefit costs.

Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for additional details of WPL’s other operation and maintenance expenses.

Depreciation and Amortization Expenses - Depreciation and amortization expenses decreased $8 million and $5 million for the three- and six-month periods, respectively, primarily due to a depreciation adjustment recorded in the second quarter of 2010, which is not anticipated to have a material impact on future periods. This item was partially offset by the impact of property additions related to AMI and the June 2009 acquisition of the Neenah Energy Facility for the six-month period.

Refer to “Rate Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on WPL’s rate activities.

Interest Expense - Interest expense increased $2 million and $4 million for the three- and six-month periods, respectively, primarily due to interest expense from WPL’s issuance of 5% debentures in July 2009. This item was partially offset by the impact of WPL’s 7.625% debentures retired in March 2010. Refer to Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of debentures issued by WPL in June 2010 that will impact interest expense in future periods.

AFUDC - AFUDC increased $2 million and $4 million for the three- and six-month periods, respectively, primarily due to $3 million and $5 million of AFUDC recognized for WPL’s Bent Tree - Phase I wind project in the second quarter and first half of 2010, respectively.

Income Taxes - Second Quarter 2010 vs. Second Quarter 2009 Summary - WPL’s effective income tax rates were 34.9% for the second quarter of 2010 and 35.6% for the second quarter of 2009.

First Half 2010 vs. First Half 2009 Summary - WPL’s effective income tax rates were 38.0% for the first half of 2010 and 31.9% for the first half of 2009. The increase in the effective income tax rate was primarily due to $3 million of income tax expense recognized in the first quarter of 2010 related to the impacts of the Federal Health Care Legislation enacted in March 2010, which is expected to reduce WPL’s tax deductions for retiree health care costs beginning in 2013, to the extent prescription drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. The increase in the effective income tax rates was also due to $2 million of income tax benefits recognized in the first quarter of 2009 related to the net impacts of SB 62 enacted in February 2009 and a 2009 decision to allow WPL to do business in Iowa thus requiring WPL to file as part of the Iowa consolidated tax return.

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

Liquidity Position - At June 30, 2010, Alliant Energy and its subsidiaries had $171 million of cash and cash equivalents and $623 million ($287 million at IPL, $240 million at WPL and $96 million at the parent company) of available capacity under their revolving credit facilities. Refer to Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of long-term debt issued by each of IPL and WPL in the second quarter of 2010 and a long-term debt retirement by WPL in the first quarter of 2010.

Capital Structure - Alliant Energy’s, IPL’s and WPL’s capital structures at June 30, 2010 were as follows (dollars in millions):

	Alliant Energy (Consolidated)		IPL		WPL
Common equity	$2,779.1	48.5%	$1,344.4	47.4%	$1,314.3	53.5%
Preferred equity	243.8	4.3%	183.8	6.5%	60.0	2.5%
Noncontrolling interest	2.1	–%	–	–%	–	–%
Long-term debt (incl. current maturities)	2,705.0	47.2%	1,308.5	46.1%	1,081.5	44.0%

	$5,730.0	100.0%	$2,836.7	100.0%	$2,455.8	100.0%

Cash Flows - Selected information from Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the first half of 2010 and 2009 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2010	2009	2010	2009	2010	2009
Cash and cash equivalents, Jan. 1	$175.3	$346.9	$0.4	$6.2	$18.5	$4.5
Cash flows from (used for):
Operating activities	479.2	439.9	285.5	295.6	166.7	170.4
Investing activities	(395.6)	(588.3)	(201.0)	(397.9)	(199.3)	(262.4)
Financing activities	(87.8)	47.7	(56.4)	96.8	41.8	88.0

Net increase (decrease)	(4.2)	(100.7)	28.1	(5.5)	9.2	(4.0)

Cash and cash equivalents, June 30	$171.1	$246.2	$28.5	$0.7	$27.7	$0.5

Operating Activities -

First Half 2010 vs. First Half 2009 - Alliant Energy’s cash flows from operating activities increased $39 million primarily due to increased cash received from IPL’s and WPL’s retail customers in the first half of 2010 caused by the impact of rate increases, lower payments for production fuel at IPL and $23 million of refunds paid by WPL to its retail customers in the first half of 2009 for over-collected fuel-related costs during 2008. These items were partially offset by higher payments for prepaid gas and gas stored underground, $39 million of higher payments by IPL to ITC in the first half of 2010 for electric transmission services and $15 million of lower income tax refunds.

IPL’s cash flows from operating activities decreased $10 million primarily due to $39 million of higher payments to ITC in the first half of 2010 for electric transmission service and higher payments for prepaid gas and gas stored underground. These items were partially offset by increased cash received from IPL’s retail customers in the first half of 2010 due to the impact of rate increases and lower payments for production fuel.

WPL’s cash flows from operating activities decreased $4 million primarily due to $23 million of higher income tax payments and higher payments for prepaid gas and gas stored underground. These items were largely offset by increased cash received from WPL’s retail customers in the first half of 2010 due to the impact of rate increases and $23 million of refunds paid by WPL to its retail customers in the first half of 2009 for over-collected fuel-related costs in 2008.

IPL’s Accounts Receivable Sale Program - Changes in the levels of accounts receivable sold by IPL increased Alliant Energy’s and IPL’s cash flows from operations by $120 million and $115 million in the first half of 2010 and 2009, respectively. Proceeds from the additional receivables sold were primarily used by IPL to help fund construction expenditures and to reduce short-term debt. Refer to Note 4(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of an amended and restated Receivables Purchase and Sale Agreement that became effective in April 2010.

Investing Activities -

First Half 2010 vs. First Half 2009 - Alliant Energy’s cash flows used for investing activities decreased $193 million primarily due to $232 million of lower construction expenditures. The lower construction expenditures resulted from expenditures during the first half of 2009 for IPL’s Whispering Willow - East wind project, restoration activities at IPL’s Prairie Creek Generating Station and AMI at WPL, partially offset by higher expenditures during the first half of 2010 for WPL’s Bent Tree - Phase I wind project and emission controls at IPL’s Lansing Unit 4. The lower construction expenditures were partially offset by changes in the collection of and advances for customer energy efficiency projects and $15 million of insurance proceeds received by IPL in the first half of 2009 for property damaged by the severe flooding in 2008.

IPL’s cash flows used for investing activities decreased $197 million primarily due to $226 million of lower construction expenditures. The lower construction expenditures resulted from expenditures during the first half of 2009 for its Whispering Willow - East wind project and restoration activities at its Prairie Creek Generating Station, partially offset by higher expenditures during the first half of 2010 for emission controls at its Lansing Unit 4. The lower construction expenditures were partially offset by $15 million of insurance proceeds received by IPL in the first half of 2009 for property damaged by the severe flooding in 2008.

WPL’s cash flows used for investing activities decreased $63 million due to $79 million of lower construction and acquisition expenditures resulting from expenditures during the first half of 2009 for the acquisition of the Neenah Energy Facility and AMI, partially offset by higher expenditures during the first half of 2010 for its Bent Tree - Phase I wind project. The lower construction and acquisition expenditures were partially offset by changes in the collection of and advances for customer energy efficiency projects.

Construction and Acquisition Expenditures - Currently, there are no material changes to Alliant Energy’s, IPL’s and WPL’s 2010 through 2012 anticipated construction and acquisition expenditures from those reported in the 2009 Form 10-K, except for WPL’s anticipated purchase of WEPCO’s 25% ownership interest in Edgewater Unit 5 by the end of 2010 for approximately $40 million to $45 million. Refer to Note 12(f) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on this potential purchase.

Financing Activities -

First Half of 2010 vs. First Half of 2009 - Alliant Energy’s cash flows used for financing activities increased $136 million primarily due to changes in the amount of commercial paper outstanding at IPL and WPL and payments to redeem $100 million of WPL’s 7.625% debentures in March 2010. These items were partially offset by $300 million of aggregate proceeds received by IPL and WPL upon issuance of new debentures in June 2010.

IPL’s cash flows used for financing activities increased $153 million primarily due to changes in the amount of commercial paper outstanding. This item was partially offset by proceeds from the issuance of $150 million of new debentures in June 2010.

WPL’s cash flows from financing activities decreased $46 million primarily due to payments to redeem $100 million of 7.625% debentures in March 2010, $100 million of capital contributions in the first half of 2009 from its parent company, Alliant Energy, and changes in the amount of commercial paper outstanding. These items were partially offset by proceeds from the issuance of $150 million of new debentures in June 2010 and $50 million of capital contributions from its parent company, Alliant Energy, in the first half of 2010.

FERC Financing Authorizations - As of June 30, 2010, IPL had remaining authority for $160 million of common equity distributions from additional paid in capital, rather than retained earnings, under the 2008 authorization issued by FERC.

As of June 30, 2010, IPL had remaining authority for $750 million of long-term debt securities issuances under the 2009 authorization issued by FERC.

State Regulatory Financing Authorizations -

In May 2010, IPL filed a request with the MPUC for exemption from the requirement to file a capital structure and obtain authorization to issue securities, or if such exemption is denied, an extension and/or clarification of the MPUC’s order approving IPL’s 2009 annual capital structure filing to enable IPL to issue additional securities subject to the terms of the MPUC’s 2009 order. In August 2010, the MPUC determined that IPL may be exempt from obtaining authorization to issue securities under Minnesota Statute 216B.49 as long as IPL 1) is not organized under the laws of Minnesota, and 2) does not intend to encumber any of its property in the state of Minnesota for the purpose of securing the payment of any indebtedness. Given these conditions, IPL is exempt from obtaining approval for securities issuances through an annual capital structure filing. However, if either of these two conditions were to change, IPL would be required to obtain approval from the MPUC for securities issuances and to also make an annual capital structure filing. IPL expects a written order from the MPUC in the third quarter of 2010.

As of June 30, 2010, WPL had remaining authority for $200 million of long-term debt securities issuances under the 2009 authorization issued by the PSCW.

Shelf Registrations - As of June 30, 2010, IPL and WPL had $200 million and $300 million, respectively, remaining available to issue preferred stock and unsecured debt securities under their shelf registrations with the SEC.

Common Stock Issuances and Capital Contributions - Refer to Note 6(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s common stock issuances in the first half of 2010 under its equity incentive plans for employees. Refer to Note 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of capital contributions from Alliant Energy to each of IPL and WPL, payments of common stock dividends by WPL to its parent company and repayments of capital by IPL and Resources to their parent company in the first half of 2010.

Short-term Debt - Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a covenant which requires the entities to maintain certain debt-to-capital ratios. The debt-to-capital ratios required to borrow under the credit facilities compared to the actual debt-to-capital ratios at June 30, 2010 were as follows:

	Requirement	Status at June 30, 2010
Alliant Energy	Less than 65%	47%
IPL	Less than 58%	46%
WPL	Less than 58%	47%

Refer to Note 8(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on short-term debt.

Long-term Debt - Refer to Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information on long-term debt including details of IPL’s and WPL’s issuance of long-term debt in June 2010, debentures retired by WPL in March 2010 and the retirement of Alliant Energy’s remaining 300 Exchangeable Senior Notes due 2030 in the first quarter of 2010.

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the 2009 Form 10-K and has not changed materially from the items reported in the 2009 Form 10-K, except as described below. Refer to Notes 4(a) and 12(d) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information regarding IPL’s new sales of receivables program, and various guarantees and indemnifications outstanding related to Alliant Energy’s previous divestiture activities, respectively.

Certain Financial Commitments -

Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2009 Form 10-K and has not changed materially from the items reported in the 2009 Form 10-K, except for the items described in Notes 8 and 12(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements.”

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

Commodity Price - Alliant Energy’s and WPL’s retail electric margins are exposed to commodity price risk due to the retail recovery mechanism in Wisconsin for fuel-related costs. Refer to “Rate Matters - Proposed Changes to Rate Recovery Mechanisms” for discussion of new electric fuel cost recovery rules in Wisconsin that may reduce WPL’s commodity risk beginning in 2011 and details of WPL’s retail electric fuel-related rate case approved by the PSCW in June 2010, which included a new annual forecasted fuel-related cost monitoring level for 2010.

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

Interest Rate - Alliant Energy and IPL are exposed to risk resulting from changes in interest rates as a result of IPL’s sales of receivables program. Assuming the impact of a hypothetical 100 basis point increase in interest rates on the amount of cash proceeds outstanding under IPL’s sales of receivables program at June 30, 2010, both Alliant Energy’s and IPL’s annual pre-tax expense would increase by approximately $1.2 million.

In addition, Alliant Energy, IPL and WPL are exposed to changes in earnings resulting from changes in interest rates as a result of balances of cash and cash equivalents that are currently invested in money market funds with yields that may fluctuate daily. Assuming the impact of a hypothetical 100 basis point increase in interest rates on Alliant Energy’s, IPL’s and WPL’s money market fund investments at June 30, 2010, Alliant Energy’s, IPL’s and WPL’s annual interest income would increase by approximately $1.6 million, $0.3 million and $0.3 million, respectively.

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

Contingencies - Refer to Note 2 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s rate refund reserve assessment as of June 30, 2010 for its 2009 test year Iowa retail electric rate case. Refer to Note 12 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of current contingencies that may have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition or results of operations. Refer to “Rate Matters - Retail Base Rate Filings - IPL’s Iowa Retail Electric Rate Case (2009 Test Year)” for discussion of testimony filed in July 2010 by the OCA in Iowa requesting that the IUB disallow recovery of IPL’s Whispering Willow - East wind project construction costs in excess of the cost cap.

Regulatory Assets and Liabilities - Refer to Note 1(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of the nature and amounts of Alliant Energy’s, IPL’s and WPL’s regulatory assets and liabilities as of June 30, 2010 and Dec. 31, 2009.

Long-Lived Assets - Refer to Note 1(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of IPL’s Sixth Street Generating Station damaged by the severe flooding in 2008. Refer to “Rate Matters - Retail Base Rate Filings -IPL’s Iowa Retail Electric Rate Case (2009 Test Year)” for discussion of testimony filed in July 2010 by the OCA in Iowa requesting that the IUB disallow future recovery of costs for Sixth Street.

Unbilled Revenues - At June 30, 2010 and Dec. 31, 2009, unbilled revenues related to Alliant Energy’s utility operations were $144 million ($71 at IPL and $73 million at WPL) and $169 million ($82 million at IPL and $87 million at WPL), respectively. Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins - Unbilled Revenue Estimates” for discussion of annual adjustments to unbilled electric revenue estimates in the second quarters of 2010 and 2009. Refer to Note 4(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s unbilled revenues as of June 30, 2010 sold to a third-party financial institution under an amended and restated Receivables Purchase and Sale Agreement that became effective in April 2010.

Pensions and Other Postretirement Benefits - Refer to Note 6(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of a first quarter 2010 remeasurement of obligations for postretirement health care benefits caused by Federal Health Care Legislation enacted in March 2010 and for details of an anticipated third quarter 2010 remeasurement of obligations for postretirement health care benefits.

Income Taxes -

Federal Net Operating Loss Carryforward Utilization - Alliant Energy currently expects its Federal tax return for calendar year 2009 will include a Federal net operating loss of approximately $505 million primarily due to an estimated $540 million of bonus depreciation deductions allowed in 2009 under the ARRA. Federal net operating losses for each calendar year can be utilized to offset Federal taxable income in other years by generally carrying the losses back two years or forward 20 years. Alliant Energy currently expects to utilize approximately $235 million of its 2009 Federal net operating loss to offset Federal taxable income generated prior to 2009 and utilize the remaining $270 million of its 2009 Federal net operating loss to offset Federal taxable income in the future. Based on current projections of Alliant Energy’s future Federal taxable income, the 2009 Federal net operating loss carryforwards are expected to be fully utilized in the Federal tax return for the calendar year 2011.

Federal Tax Credit Carryforward Utilization - Alliant Energy generates Federal tax credits each year primarily based on the amount of electricity generated by wind projects at IPL and WPL and the amount of its research and development activities. In addition, in prior years, Alliant Energy generated significant non-conventional source fuel credits. Federal tax credits reduce Alliant Energy’s Federal income tax obligations in calendar years that Alliant Energy generates sufficient Federal taxable income to utilize the tax credits. If Alliant Energy does not generate sufficient Federal taxable income to utilize the Federal tax credits generated for that year, the Federal tax credits can be carried back and carried forward to be utilized to reduce Federal income tax obligations if sufficient Federal taxable income exists in the carry back and carry forward years. The Federal tax credits have different expiration periods with the most stringent limiting the carry forward period to 20 years. As a result of Federal net operating losses generated in 2009 and 2008 that were carried back to prior years, Federal tax credits of $65 million previously used in prior years’ Federal tax returns will now be required to be carried forward to be utilized. In addition, prior year’s alternative minimum tax of $10 million will also be carried forward as credits to be utilized. Federal tax credits generated in 2009 and the first half of 2010 of $5 million and $7 million, respectively, will also be required to be carried forward to be utilized. Based on current projections of Alliant Energy’s future Federal taxable income, all current Federal tax credit carry forwards with specific expiration periods are expected to be utilized by 2012.

Refer to Note 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion of tax matters.

Other Future Considerations - A summary of Alliant Energy’s, IPL’s and WPL’s other future considerations is included in the 2009 Form 10-K and such considerations have not changed materially from the items reported in the 2009 Form 10-K, except as described below.

Electric Transmission Service Costs - In July 2010, MISO filed a proposed revised tariff with FERC for a new category of transmission projects called Multi-Value Projects (MVPs). MVPs include new large scale transmission projects that enable the reliable and economic delivery of energy in support of documented energy policy mandates or provide economic value across multiple pricing zones within MISO. The MVP category is intended to facilitate the integration of large amounts of location-constrained resources including renewable resources, support MISO member and customer compliance with evolving state and federal energy policy requirements, enable MISO to address multiple reliability needs and provide economic opportunities through regional transmission development. The proposed revised tariff would allow certain costs of MVPs to be socialized across the entire MISO footprint based on energy usage by the MISO participants to ensure that areas within the MISO footprint that have large amounts of generation and a small share of load are not allocated a disproportionate amount of the costs for MVPs. Alliant Energy, IPL and WPL currently expect FERC to rule on MISO’s proposed revised tariff by the end of 2010. IPL and WPL are currently unable to determine the ultimate impact that the revised tariff filing may have on their financial condition and results of operation, but believe the outcome could be material to their future electric transmission service expense.

Refer to “Alliant Energy’s Results of Operations - Electric Transmission Service Expense” for an updated estimate of the electric transmission service costs expected to be billed to IPL by ITC during 2010 and “Rate Matters - Proposed Changes to Rate Recovery Mechanisms” for proposals made by IPL in the first half of 2010 to each of the IUB and MPUC to implement an automatic adjustment clause for electric transmission service costs incurred by IPL to serve its utility customers.

Government Incentives for Wind Projects - Alliant Energy’s utility generation plan has three wind projects that currently qualify, or are expected to qualify, for one of the government incentives based on the provisions of the ARRA. These three wind projects are IPL’s Whispering Willow - East wind project (200 MW capacity) that began commercial operation in the fourth quarter of 2009, WPL’s Bent Tree - Phase I wind project (200 MW capacity) that is expected to be fully commercially operational in the first quarter of 2011, and IPL’s Whispering Willow - West wind project (100 MW capacity) that is expected to begin commercial operation in 2012 pending regulatory approval for the project. Based on an evaluation of the most beneficial alternative for customers, Alliant Energy, IPL and WPL have chosen to recognize production tax credits for their eligible wind projects. IPL currently expects to recognize production tax credits between $6 million to $8 million in 2010 for its Whispering Willow - East wind project. The amount of production tax credits is dependent on the level of electricity output generated by each wind project, which is impacted by a variety of operating and economic parameters including transmission availability. Any incentives for IPL’s and WPL’s wind projects are expected to be utilized in determining customers’ rates.

Incentive Compensation Plans - Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for discussion of higher incentive-related compensation expenses in the first half of 2010 and Note 6(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for new share-based compensation awards issued in the first quarter of 2010 and details of Alliant Energy’s new OIP that was approved by its shareowners in May 2010.

Resources’ Cedar River Railroad Bridge Grant - Resources’ railroad bridge over the Cedar River was severely damaged by flooding in 2008. Resources’ reconstruction of the bridge was completed in July 2009. Costs incurred by Resources for clean up and reconstruction of the bridge due to the flood damage were $9 million. In May 2009, Resources was notified that it was awarded a $7 million grant from the Federal Railroad Administration to reimburse Resources for the majority of the costs to replace the bridge. In July 2010, Resources received the $7 million awarded grant amount. The grant amounts received by Resources will primarily be used to reduce property, plant and equipment and therefore will not have a material impact on Alliant Energy’s results of operations.

Tax Accounting for Mixed Service Costs - Alliant Energy, IPL and WPL have commenced a project to change their tax method of accounting for mixed service costs to currently deduct a portion of their mixed service costs, which have historically been capitalized for tax purposes. If approved by the IRS, this proposed change would be applied retroactively to 1989 and could result in significant cash flow tax benefits for Alliant Energy, IPL and WPL if sustained under audit. Refer to “Rate Matters - Retail Base Rate Filings - IPL’s Iowa Retail Electric Rate Case (2009 Test Year)” for discussion of a proposed customer cost management plan that includes IPL using cash flows realized from this project to refund to its Iowa retail customers. Alliant Energy, IPL and WPL have not received consent from the IRS to make this change; therefore, the impact of this project was not recorded as of June 30, 2010. Alliant Energy, IPL and WPL are currently unable to predict the cash flow tax benefits from this project or the timing of when these cash flow tax benefits would be refunded to their utility customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the quarter ended June 30, 2010 pursuant to the requirements of the Securities Exchange Act of 1934. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2010.

During the first quarter of 2010, Alliant Energy’s wholly-owned subsidiary, RMT, implemented enterprise resource planning (ERP) software, which is expected to more fully automate and improve the efficiency of its financial reporting process. RMT began to use the new software with its second quarter 2010 financial reporting process. Other than RMT’s use of the ERP software, there was no change in Alliant Energy’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s internal control over financial reporting. There was no change in IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, IPL’s or WPL’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Alliant Energy -

Shareowner Derivative Complaint - On Feb. 27, 2009, a purported shareowner filed in the Circuit Court for Dane County, Wisconsin, a derivative complaint against certain current and former officers and directors of Alliant Energy alleging that such officers and directors breached their fiduciary duties by approving sales of assets of Resources in violation of the Indenture with respect to the now-retired Exchangeable Senior Notes due 2030 and wasting Alliant Energy’s assets by compensating such officers and directors in connection with such sales. Alliant Energy believes the derivative complaint is without merit and intends to vigorously defend against this litigation. The purported shareowner had previously made a demand asking the Board of Directors to take action to remedy the alleged breaches of fiduciary duties by certain officers and directors. Under Wisconsin law, if a shareowner commences a derivative proceeding after making such a demand, the court must dismiss such a derivative proceeding if a committee of independent directors appointed by independent directors determines, acting in good faith after conducting a reasonable inquiry upon which its conclusions are based, that maintenance of the derivative proceeding is not in the best interests of the corporation. The independent directors of Alliant Energy appointed such a special litigation committee of independent directors, which conducted an inquiry into the allegations made in the demand from the purported shareowner and in a report delivered to Alliant Energy determined that maintenance of the derivative proceeding is not in the best interests of Alliant Energy. Based on that report, on Sep. 14, 2009, Alliant Energy filed a motion to dismiss the derivative proceeding in the Circuit Court for Dane County, Wisconsin. A hearing on the motion to dismiss was held on June 2, 2010. The court has not ruled on the motion to dismiss.

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

In response to similar EPA CAA enforcement initiatives, certain utilities have elected to settle with the EPA, while others have elected to litigate. If the EPA and/or Sierra Club successfully prove their claims that projects completed in the past at Nelson Dewey, Columbia and Edgewater required either a state or federal CAA permit, WPL may, under the applicable statutes, be required to pay civil penalties in amounts of up to $37,500 per day for each violation and/or complete actions for injunctive relief. Payment of fines and/or injunctive relief could be included in a settlement outcome. Injunctive relief contained in settlements or court-ordered remedies for other utilities required the installation of pollution control technology, changed operating conditions including use of alternative fuels other than coal, caps for emissions and limitations on generation including retirement of generating units, and other supplemental environmental projects. Should similar remedies be required for final resolution of these matters at Nelson Dewey, Columbia and Edgewater, Alliant Energy and WPL would incur additional capital and operating expenditures. Alliant Energy and WPL are currently reviewing the allegations and are unable to predict the impact of the allegations on their financial conditions or results of operations, but believe that an adverse outcome could be significant. WPL and the other owners of Columbia and Edgewater are exploring settlement options with the EPA and the Sierra Club while simultaneously defending against these allegations. WPL believes the projects at Nelson Dewey, Columbia and Edgewater were routine or not projected to increase emissions and therefore did not violate the permitting requirements of the CAA.

ITEM 1A. RISK FACTORS

A summary of Alliant Energy’s, IPL’s and WPL’s risk factors is included in Item 1A in the 2009 Form 10-K and such risk factors have not changed materially from the items reported in the 2009 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended June 30, 2010 was as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan (a)
April 1 to April 30	209	$34.15	—	N/A
May 1 to May 31	3,316	34.08	—	N/A
June 1 to June 30	6,971	31.73	—	N/A

	10,496	32.52	—

(a)	Includes 209, 3,316 and 6,746 shares of Alliant Energy common stock for April 1 to April 30, May 1 to May 31, and June 1 to June 30, respectively, purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan (DCP). There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date. Also includes 225 shares of Alliant Energy common stock for June 1 to June 30 transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the EIP.

Refer to Note 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of restrictions on IPL’s and WPL’s distributions to their parent company.

ITEM 5. OTHER INFORMATION

Alliant Energy is currently pursuing the disposal of IEA, an indirect wholly-owned subsidiary of Alliant Energy, in order to narrow its strategic focus and risk profile. Alliant Energy currently expects to complete the disposal of IEA by the end of 2010. The assets and liabilities of IEA qualified as held for sale at June 30, 2010. The operating results of IEA have also been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income beginning with Alliant Energy’s Form 10-Q for the quarter ended June 30, 2010. Management does not believe the assets, liabilities and results of operations of the IEA business were material to Alliant Energy’s financial condition or results of operations in 2009, 2008 and 2007. The following table summarizes the net impacts of the discontinued operations of the IEA business on Alliant Energy’s earnings for the years ended Dec. 31, 2009, 2008 and 2007 (in millions):

	2009		2008		2007
	Previously Reported	Revised	Previously Reported	Revised	Previously Reported	Revised
Income from continuing operations	$129.4	$128.8	$298.7	$298.1	$443.4	$443.8
Income from discontinued operations	0.3	0.9	8.0	8.6	0.6	0.2

Net income	$129.7	$129.7	$306.7	$306.7	$444.0	$444.0

Refer to Note 15 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information regarding IEA.

ITEM 6. EXHIBITS

The following Exhibits are filed herewith or incorporated herein by reference.

4.1	Officer’s Certificate, dated as of June 10, 2010, creating IPL’s 3.30% Senior Debentures due June 15, 2015 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated June 10, 2010 (File No. 0-4117-1))
4.2	Officers’ Certificate, dated as of June 10, 2010, creating WPL’s 4.60% Debentures due June 15, 2020 (incorporated by reference to Exhibit 4.2 to WPL’s Form 8-K, dated June 10, 2010 (File No. 0-337))
10.1	Alliant Energy 2010 Omnibus Incentive Plan (incorporated by reference to Appendix A to Alliant Energy’s definitive proxy statement filed on Schedule 14A on April 1, 2010 (File No. 1-9894))
10.2	Special Incentive Agreement by and between Alliant Energy and B.J. Swan dated May 28, 2010 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, dated May 28, 2010 (File No. 1-9894))
12.1	Ratio of Earnings to Fixed Charges for Alliant Energy
12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL
12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for WPL
31.1	Certification of the Chairman, President and CEO for Alliant Energy
31.2	Certification of the Executive Vice President-CFO and Treasurer for Alliant Energy
31.3	Certification of the Chairman and CEO for IPL
31.4	Certification of the Executive Vice President-CFO and Treasurer for IPL
31.5	Certification of the Chairman and CEO for WPL
31.6	Certification of the Executive Vice President-CFO and Treasurer for WPL
32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL
101.INS*	Alliant Energy’s XBRL Instance Document
101.SCH*	Alliant Energy’s XBRL Taxonomy Extension Schema Document
101.CAL*	Alliant Energy’s XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Alliant Energy’s XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Alliant Energy’s XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Alliant Energy’s XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished as Exhibit 101 to this report are the following documents formatted in Extensible Business Reporting Language (XBRL): (i) Alliant Energy’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009; (ii) Alliant Energy’s Condensed Consolidated Balance Sheets as of June 30, 2010 and Dec. 31, 2009; (iii) Alliant Energy’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (iv) Alliant Energy’s Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of August 2010.

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

ALLIANT ENERGY CORPORATION

INTERSTATE POWER AND LIGHT COMPANY

WISCONSIN POWER AND LIGHT COMPANY

Exhibit Index to Quarterly Report on Form 10-Q

For the quarter ended June 30, 2010

Exhibit Number	Description
12.1	Ratio of Earnings to Fixed Charges for Alliant Energy
12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL
12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for WPL
31.1	Certification of the Chairman, President and CEO for Alliant Energy
31.2	Certification of the Executive Vice President-CFO and Treasurer for Alliant Energy
31.3	Certification of the Chairman and CEO for IPL
31.4	Certification of the Executive Vice President-CFO and Treasurer for IPL
31.5	Certification of the Chairman and CEO for WPL
31.6	Certification of the Executive Vice President-CFO and Treasurer for WPL
32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL
101.INS	Alliant Energy’s XBRL Instance Document
101.SCH	Alliant Energy’s XBRL Taxonomy Extension Schema Document
101.CAL	Alliant Energy’s XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Alliant Energy’s XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Alliant Energy’s XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Alliant Energy’s XBRL Taxonomy Extension Definition Linkbase Document