Form 10-Q
period 2010-09-30
INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2010-10-29
CIK 52485, 107832, 352541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Name of Registrant, State of Incorporation, Address of Principal Executive Offices and Telephone Number	IRS Employer Identification Number
1-9894	ALLIANT ENERGY CORPORATION	39-1380265
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

Alliant Energy Corporation	Yes ☒	No ☐
Interstate Power and Light Company	Yes ☐	No ☐
Wisconsin Power and Light Company	Yes ☐	No ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company Filer
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each class of common stock as of September 30, 2010:

Alliant Energy Corporation	Common stock, $0.01 par value, 110,855,025 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements include words such as “expect” or other words of similar import. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy Corporation (Alliant Energy), Interstate Power and Light Company (IPL) and Wisconsin Power and Light Company (WPL) include:

•	federal and state regulatory or governmental actions, including the impact of energy, tax, financial and health care legislation, and of regulatory agency orders;

•

IPL’s and WPL’s ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs, fuel costs, deferred expenditures, capital expenditures, including any construction costs incurred over the predetermined level included in the advanced rate making principles for IPL’s Whispering Willow - East wind project, costs related to the remaining 100 megawatts (MW) of Vestas-American Wind Technology, Inc. (Vestas) wind turbine generator sets and related equipment and costs related to generating units that may be permanently closed, the earning of reasonable rates of return, and the payments to their parent of expected levels of dividends;

•	IPL’s potential rate refunds to customers resulting from final rates set by the state commissions that are less than the interim rate increases IPL is currently collecting from its customers;

•	the state of the economy in IPL’s and WPL’s service territories and resulting implications on sales, margins and ability to collect unpaid bills;

•	weather effects on results of operations;

•

developments that adversely impact their ability to implement their strategic plans including unanticipated issues in connection with construction and operation or regulatory approval of IPL’s and WPL’s new wind generating facilities, WPL’s potential purchases of the Riverside Energy Center (Riverside) and Wisconsin Electric Power Company’s (WEPCO’s) 25% interest in the Edgewater Generating Station Unit 5 (Edgewater Unit 5), and Alliant Energy’s ability to complete the proposed divestiture of its Industrial Energy Applications, Inc. (IEA) business;

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

•	the impact that fuel and fuel-related prices may have on IPL’s and WPL’s customers’ demand for utility services;

•	impacts that storms or natural disasters in IPL’s and WPL’s service territories may have on their operations and recovery of and rate relief for costs associated with restoration activities;

•	issues associated with environmental remediation efforts and with environmental compliance generally, including changing environmental laws and regulations;

•	potential impacts of changing regulations on the ability to utilize already-purchased emission allowances and forward contracts to purchase additional emission allowances;

•

the ability to defend against environmental claims brought by state and federal agencies, such as the United States of America (U.S.) Environmental Protection Agency (EPA), or third parties, such as the Sierra Club;

•	the ability to recover through rates all environmental compliance costs, including costs for projects put on hold due to uncertainty of future environmental laws and regulations;

•	the ability to continue cost controls and operational efficiencies;

•	potential impacts of any future laws or regulations regarding global climate change or carbon emissions reductions, including those that contain a proposed greenhouse gas (GHG) cap-and-trade program;

•	continued access to the capital markets on competitive terms and rates;

•	inflation and interest rates;

•	financial impacts of risk hedging strategies, including the impact of weather hedges or the absence of weather hedges on earnings;

•

sales and project execution for RMT, Inc. (RMT), the level of growth in the wind and solar development market and the impact of the American Recovery and Reinvestment Act of 2009 (ARRA), and future legislation;

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$842.0	$725.3	$2,074.2	$1,901.2
Gas	46.5	39.1	330.9	361.8
Other	15.9	20.1	48.9	69.4
Non-regulated	47.3	99.5	129.5	241.2

Total operating revenues	951.7	884.0	2,583.5	2,573.6

Operating expenses:
Utility:
Electric production fuel and energy purchases	238.8	251.5	642.4	695.4
Purchased electric capacity	86.0	84.8	221.8	227.5
Electric transmission service	77.1	55.1	210.5	172.1
Cost of gas sold	19.8	13.9	204.9	240.5
Other operation and maintenance	143.4	130.0	446.1	437.3
Non-regulated operation and maintenance	40.4	94.9	111.7	228.9
Depreciation and amortization	75.4	69.5	214.9	200.2
Taxes other than income taxes	24.2	24.9	74.9	76.2

Total operating expenses	705.1	724.6	2,127.2	2,278.1

Operating income	246.6	159.4	456.3	295.5

Interest expense and other:
Interest expense	41.9	42.4	122.2	113.8
Loss on early extinguishment of debt	—	202.8	—	202.8
Equity income from unconsolidated investments, net	(9.3)	(9.5)	(28.7)	(27.3)
Allowance for funds used during construction	(5.0)	(13.9)	(14.4)	(34.7)
Interest income and other	(0.6)	(1.2)	(0.9)	(4.4)

Total interest expense and other	27.0	220.6	78.2	250.2

Income (loss) from continuing operations before income taxes	219.6	(61.2)	378.1	45.3

Income tax expense (benefit)	64.1	(22.2)	121.8	(26.6)

Income (loss) from continuing operations, net of tax	155.5	(39.0)	256.3	71.9

Loss from discontinued operations, net of tax	(1.8)	(0.7)	(2.0)	(0.5)

Net income (loss)	153.7	(39.7)	254.3	71.4

Preferred dividend requirements of subsidiaries	4.6	4.6	14.0	14.0

Net income (loss) attributable to Alliant Energy common shareowners	$149.1	($44.3)	$240.3	$57.4

Weighted average number of common shares outstanding (basic) (000s)	110,469	110,288	110,415	110,257

Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic):
Income (loss) from continuing operations, net of tax	$1.37	($0.40)	$2.19	$0.52
Loss from discontinued operations, net of tax	(0.02)	—	(0.02)	—

Net income (loss)	$1.35	($0.40)	$2.17	$0.52

Weighted average number of common shares outstanding (diluted) (000s)	110,544	110,288	110,495	110,340

Earnings per weighted average common share attributable to Alliant Energy common shareowners (diluted):
Income (loss) from continuing operations, net of tax	$1.37	($0.40)	$2.19	$0.52
Loss from discontinued operations, net of tax	(0.02)	—	(0.02)	—

Net income (loss)	$1.35	($0.40)	$2.17	$0.52

Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax	$150.9	($43.6)	$242.3	$57.9
Loss from discontinued operations, net of tax	(1.8)	(0.7)	(2.0)	(0.5)

Net income (loss) attributable to Alliant Energy common shareowners	$149.1	($44.3)	$240.3	$57.4

Dividends declared per common share	$0.395	$0.375	$1.185	$1.125

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	September 30, 2010	December 31, 2009
	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$7,421.2	$7,037.7
Gas plant in service	822.7	798.1
Other plant in service	526.3	522.0
Accumulated depreciation	(3,027.2)	(2,909.5)

Net plant	5,743.0	5,448.3
Construction work in progress:
Bent Tree - Phase I wind project (Wisconsin Power and Light Company)	354.8	165.5
Lansing Generating Station Unit 4 emission controls (Interstate Power and Light Company)	—	137.0
Other	112.5	101.5
Other, less accumulated depreciation	78.8	67.3

Total utility	6,289.1	5,919.6

Non-regulated and other:
Non-regulated Generation, less accumulated depreciation	120.0	123.0
Alliant Energy Corporate Services, Inc. and other, less accumulated depreciation	147.8	150.3

Total non-regulated and other	267.8	273.3

Total property, plant and equipment	6,556.9	6,192.9

Current assets:
Cash and cash equivalents	137.0	175.3
Accounts receivable:
Customer, less allowance for doubtful accounts	139.3	246.9
Unbilled utility revenues	59.4	169.0
Other, less allowance for doubtful accounts	175.9	86.0
Income tax refunds receivable	136.2	169.7
Production fuel, at weighted average cost	128.2	140.2
Materials and supplies, at weighted average cost	62.9	53.5
Gas stored underground, at weighted average cost	49.0	44.8
Regulatory assets	146.8	154.4
Derivative assets	30.6	23.7
Assets held for sale	6.5	14.4
Other	95.8	112.1

Total current assets	1,167.6	1,390.0

Investments:
Investment in American Transmission Company LLC	225.5	218.6
Other	61.7	62.9

Total investments	287.2	281.5

Other assets:
Regulatory assets	1,074.4	999.3
Deferred charges and other	139.7	172.3

Total other assets	1,214.1	1,171.6

Total assets	$9,225.8	$9,036.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30, 2010	December 31, 2009
CAPITALIZATION AND LIABILITIES
	(in millions, except per share and share amounts)
Capitalization:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 240,000,000 shares authorized; 110,855,025 and 110,656,498 shares outstanding	$1.1	$1.1
Additional paid-in capital	1,504.8	1,499.1
Retained earnings	1,391.1	1,281.7
Accumulated other comprehensive loss	(1.7)	(1.4)
Shares in deferred compensation trust - 244,210 and 262,161 shares at a weighted average cost of $30.68 and $30.25 per share	(7.5)	(7.9)

Total Alliant Energy Corporation common equity	2,887.8	2,772.6
Cumulative preferred stock of Interstate Power and Light Company	183.8	183.8
Noncontrolling interest	2.0	2.1

Total equity	3,073.6	2,958.5
Cumulative preferred stock of Wisconsin Power and Light Company	60.0	60.0
Long-term debt, net (excluding current portion)	2,703.8	2,404.5

Total capitalization	5,837.4	5,423.0

Current liabilities:
Current maturities of long-term debt	1.4	101.5
Commercial paper	—	190.0
Accounts payable	295.1	331.9
Regulatory liabilities	83.3	102.7
Accrued taxes	36.1	77.7
Accrued interest	46.8	51.1
Derivative liabilities	93.0	100.5
Liabilities held for sale	3.6	3.8
Other	132.6	117.4

Total current liabilities	691.9	1,076.6

Other long-term liabilities and deferred credits:
Deferred income taxes	1,384.8	1,184.3
Regulatory liabilities	741.7	734.1
Pension and other benefit obligations	338.8	323.9
Other	231.2	294.1

Total long-term liabilities and deferred credits	2,696.5	2,536.4

Total capitalization and liabilities	$9,225.8	$9,036.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2010	2009
	(in millions)
Cash flows from operating activities:
Net income	$254.3	$71.4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	215.9	201.7
Other amortizations	37.1	32.9
Deferred tax expense and investment tax credits	177.6	88.5
Loss on early extinguishment of debt	—	202.8
Equity income from unconsolidated investments, net	(28.7)	(27.3)
Distributions from equity method investments	24.5	22.4
Equity component of allowance for funds used during construction	(8.8)	(26.9)
Other	10.9	8.7
Other changes in assets and liabilities:
Accounts receivable	23.0	139.5
Sales of accounts receivable	100.0	35.0
Income tax refunds receivable	33.5	(134.5)
Production fuel	12.0	(27.7)
Gas stored underground	(4.2)	24.7
Regulatory assets	(108.4)	(147.7)
Prepaid gas costs	(13.6)	18.1
Accounts payable	(12.1)	(57.2)
Regulatory liabilities	18.6	78.7
Accrued taxes	(40.9)	(13.6)
Deferred income taxes	20.9	69.7
Non-current taxes payable	(66.8)	57.1
Pension and other benefit obligations	14.9	(44.5)
Other	35.9	18.7

Net cash flows from operating activities	695.6	590.5

Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(587.6)	(900.2)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(22.4)	(44.0)
Purchases of emission allowances	(9.1)	—
Advances for customer energy efficiency projects	(11.3)	(19.8)
Collections of advances for customer energy efficiency projects	25.9	53.9
Insurance proceeds received for property damages	—	37.7
Other	(2.0)	(10.8)

Net cash flows used for investing activities	(606.5)	(883.2)

Cash flows from (used for) financing activities:
Common stock dividends	(130.9)	(124.1)
Preferred dividends paid by subsidiaries	(14.0)	(14.0)
Proceeds from issuance of long-term debt	500.0	550.2
Payments to retire long-term debt	(307.1)	(377.0)
Net change in short-term borrowings	(190.0)	83.9
Other	14.6	3.5

Net cash flows from (used for) financing activities	(127.4)	122.5

Net decrease in cash and cash equivalents	(38.3)	(170.2)
Cash and cash equivalents at beginning of period	175.3	346.9

Cash and cash equivalents at end of period	$137.0	$176.7

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$125.4	$114.7

Income taxes, net of refunds	($6.4)	($76.4)

Significant noncash investing and financing activities:
Accrued capital expenditures	$38.0	$57.9

Capital lease obligations incurred	$—	$5.2

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and nine months ended Sep. 30, 2010 and 2009, the condensed consolidated financial position at Sep. 30, 2010 and Dec. 31, 2009, and the condensed consolidated statements of cash flows for the nine months ended Sep. 30, 2010 and 2009 have been made. Results for the three and nine months ended Sep. 30, 2010 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2010. A change in management’s estimates or assumptions could have a material impact on Alliant Energy’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation. Unless otherwise noted, the notes herein have been revised to exclude discontinued operations for all periods presented.

(b) Regulatory Assets and Liabilities -

Regulatory Assets - Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	Sep. 30, 2010	Dec. 31, 2009	Sep. 30, 2010	Dec. 31, 2009	Sep. 30, 2010	Dec. 31, 2009
Pension and other postretirement benefits	$465.2	$466.4	$245.7	$244.1	$219.5	$222.3
Tax-related	383.2	322.7	366.2	310.9	17.0	11.8
Derivatives	116.1	116.3	49.6	51.2	66.5	65.1
Asset retirement obligations	49.5	47.1	33.5	32.4	16.0	14.7
Environmental-related	40.4	40.6	34.0	34.1	6.4	6.5
Proposed base-load projects	29.2	37.0	20.3	24.3	8.9	12.7
IPL’s electric transmission service costs	25.1	—	25.1	—	—	—
Debt redemption costs	24.2	18.8	16.9	11.1	7.3	7.7
Proposed clean air compliance projects	17.6	19.3	9.0	9.0	8.6	10.3
Wholesale customer recovery	16.4	7.7	3.7	1.2	12.7	6.5
WPL’s benefits costs	9.6	12.0	—	—	9.6	12.0
IPL’s flood-related costs	6.7	8.0	6.7	8.0	—	—
WPL’s Midwest Independent Transmission System Operator (MISO)-related costs	1.3	5.0	—	—	1.3	5.0
Other	36.7	52.8	8.1	17.5	28.6	35.3

	$1,221.2	$1,153.7	$818.8	$743.8	$402.4	$409.9

Pension and other postretirement benefits - Refer to Note 6(a) for information regarding changes in postretirement benefit obligations in 2010 due to the health care legislation enacted in March 2010. In accordance with regulatory authorizations, these changes in postretirement benefit obligations resulted in comparable changes to regulatory assets on Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets during 2010.

Tax-related - Refer to Note 5 for information regarding a change in tax accounting method for repairs expenditures and the tax method for allocating flood insurance proceeds, which contributed to a material increase in tax-related regulatory assets on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets during 2010.

Derivatives - Refer to Note 11(a) for information regarding changes in the fair value of derivative liabilities in 2010. In accordance with fuel and natural gas recovery mechanisms, which allow prudently incurred costs from derivative instruments to be recovered from customers in the future when any losses are realized, the changes in the fair value of derivative liabilities resulted in comparable changes to regulatory assets on Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets during 2010.

IPL’s electric transmission service costs - For the nine months ended Sep. 30, 2010, IPL incurred $35 million of electric transmission service costs billed by ITC Midwest LLC (ITC) under the Attachment “O” rate for ITC’s under-recovered 2008 costs. In January 2010, the Iowa Utilities Board (IUB) issued an order authorizing IPL to defer the Iowa retail portion of these costs and amortize the deferred costs over a five-year period. The IUB also authorized IPL to use $46 million of regulatory liabilities from its 2007 electric transmission assets sale to offset these deferred costs as they are amortized. For the nine months ended Sep. 30, 2010, $32 million (portion allocated to Iowa retail customers) of Attachment “O” costs were deferred by IPL and recognized as a regulatory asset. For the nine months ended Sep. 30, 2010, $7 million of this regulatory asset was amortized with an equal and offsetting amount of amortization for IPL’s regulatory liability related to its electric transmission assets sale.

Debt redemption costs - Refer to Note 8(b) for additional details of $6 million of debt repayment premiums incurred in the third quarter of 2010 for the early retirement of IPL’s $200 million 6.75% senior debentures due 2011. In accordance with regulatory authorizations, these debt repayment premiums were deferred by IPL and recognized as regulatory assets.

Proposed clean air compliance costs - In May 2010, WPL received an order from the PSCW authorizing the installation of a selective catalytic reduction (SCR) system at Edgewater Unit 5 to reduce nitrogen oxide (NOx) emissions at the facility. Upon regulatory approval of the project, $4 million of project costs incurred to-date including all pre-construction expenditures and the wholesale portion of deferred preliminary survey and investigation charges were transferred from “Regulatory assets” to “Construction work in progress” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets in the second quarter of 2010.

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

In August 2009, WPL filed a request with FERC seeking approval of changes to WPL’s wholesale formula rates in order to implement for billing purposes the full impact of accounting for defined benefit postretirement plans. In July 2010, FERC approved a settlement agreement reached between WPL and the wholesale customers regarding the formula rate change. WPL recorded an additional $4 million of electric revenues and regulatory assets in the first quarter of 2010 to reflect the settlement and is reducing the regulatory asset concurrently with collections from customers.

Regulatory Liabilities - Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	Sep. 30, 2010	Dec. 31, 2009	Sep. 30, 2010	Dec. 31, 2009	Sep. 30, 2010	Dec. 31, 2009
Cost of removal obligations	$398.9	$402.9	$258.5	$259.9	$140.4	$143.0
Tax-related	210.4	178.5	198.3	166.3	12.1	12.2
IPL electric transmission assets sale	73.7	83.6	73.7	83.6	—	—
IPL Duane Arnold Energy Center (DAEC) sale	43.5	47.0	43.5	47.0	—	—
Emission allowances	37.9	53.4	36.9	47.2	1.0	6.2
Derivatives	24.8	25.4	15.9	13.2	8.9	12.2
Commodity cost recovery	24.6	26.2	18.4	22.0	6.2	4.2
Other	11.2	19.8	4.1	5.5	7.1	14.3

	$825.0	$836.8	$649.3	$644.7	$175.7	$192.1

Tax-related - Refer to Note 5 for information regarding a change in tax accounting method for repairs expenditures and the tax method for allocating flood insurance proceeds, which contributed to a material increase in tax-related regulatory liabilities on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets during 2010.

IPL electric transmission assets sale - In June 2010, the Minnesota Public Utilities Commission (MPUC) issued an interim rate order authorizing IPL to use a portion of this regulatory liability to implement an alternative transaction adjustment (ATA) through its energy adjustment clause resulting in annual refunds of $2 million to its Minnesota retail electric customers beginning in July 2010 to coincide with the effective date of the interim rate increase for Minnesota retail customers. For the nine months ended Sep. 30, 2010, IPL has refunded $0.5 million to its Minnesota retail electric customers under the ATA.

Derivatives - Refer to Note 11(a) for information regarding changes in the fair value of derivative assets in 2010. In accordance with fuel and natural gas recovery mechanisms, which require gains from derivative instruments to be refunded to customers in the future when any gains are realized, the changes in the fair value of derivative assets resulted in comparable changes to regulatory liabilities on Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets during 2010.

Commodity cost recovery - Refer to Note 2 for discussion of certain rate refund reserves recorded as regulatory liabilities on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets related to the commodity cost recovery mechanism used to determine WPL’s retail electric rates.

(c) Utility Property, Plant and Equipment -

Electric Plant in Service -

IPL’s Sixth Street Generating Station (Sixth Street) - Sixth Street was shut down in June 2008 as a result of significant damage caused by severe flooding in downtown Cedar Rapids. IPL completed its evaluation of the future viability of the generating facility and currently does not expect to rebuild electric operations at Sixth Street. Based on its current expectations for the generating facility, IPL recognized a $4 million impairment in the second quarter of 2010 related to the assets of Sixth Street that were previously recorded in construction work in progress. This impairment was recorded in “Utility - other operation and maintenance” in Alliant Energy’s and IPL’s Condensed Consolidated Statements of Income for the nine months ended Sep. 30, 2010. The remaining assets for electric operations at Sixth Street are expected to be retired later in 2010 pending approval from MISO. As of Sep. 30, 2010, Alliant Energy and IPL had $48 million recorded in “Electric plant in service” and $25 million recorded in “Utility accumulated depreciation” on their Condensed Consolidated Balance Sheets for these remaining assets. IPL is requesting recovery of and on its $23 million of remaining net assets for Sixth Street as well as the $4 million of Sixth Street assets impaired in the second quarter of 2010 during its current retail rate cases in Iowa and Minnesota. IPL expects decisions on these requests from the IUB in late 2010 and from the MPUC in 2011.

Construction Work in Progress -

WPL’s Bent Tree Wind Project - In March 2009, WPL acquired approximately 400 MW of wind site capacity in Freeborn County, Minnesota, referred to as the Bent Tree wind project. The initial 200 MW of the wind project began construction in April 2010 and is expected to take up to 12 months to complete. Future development of the balance of the wind project will depend on numerous factors such as renewable portfolio standards, availability of wind turbines and transmission capabilities.

In 2009, WPL received approval from the MPUC and PSCW to construct the initial 200 MW of the wind project. As of Sep. 30, 2010, WPL incurred capitalized expenditures of $344 million and recognized $11 million of allowance for funds used during construction (AFUDC) related to the 200 MW wind project. The capitalized expenditures and AFUDC are recorded in “Construction work in progress - Bent Tree - Phase I wind project” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets. The $344 million of capitalized expenditures primarily includes payments to Vestas for 200 MW of wind turbine generator sets and related equipment (including $146 million and $98 million of payments to Vestas in 2009 and the nine months ended Sep. 30, 2010, respectively).

Lansing Generating Station Unit 4 (Lansing Unit 4) Emission Controls - In July 2010, IPL completed the installation of an SCR system and baghouse at Lansing Unit 4 to reduce NOx and mercury emissions, respectively, at the generating facility. As of Sep. 30, 2010, Alliant Energy and IPL had incurred capitalized expenditures of $91 million and recognized $6 million of AFUDC for the SCR system and had incurred capitalized expenditures of $87 million and recognized $3 million of AFUDC for the baghouse at Lansing Unit 4. In the third quarter of 2010, the capitalized project costs were transferred from “Construction work in progress - Lansing Generating Station Unit 4 emission controls” to “Electric plant in service” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets. The capitalized costs for the project are being depreciated using a straight-line method of depreciation over a 25-year period.

Edgewater Unit 5 Emission Controls - In the third quarter of 2010, WPL began construction on the installation of an SCR system at Edgewater Unit 5 to reduce NOx emissions at the generating facility. As of Sep. 30, 2010, Alliant Energy and WPL recorded $10 million of capitalized expenditures related to this project in “Construction work in progress - other” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets.

AFUDC - The amount of AFUDC generated by equity and debt components for the three and nine months ended Sep. 30 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2010	2009	2010	2009	2010	2009
Three Months Ended Sep. 30
Equity	$3.1	$10.8	$0.7	$9.9	$2.4	$0.9
Debt	1.9	3.1	0.4	2.7	1.5	0.4

	$5.0	$13.9	$1.1	$12.6	$3.9	$1.3

Nine Months Ended Sep. 30
Equity	$8.8	$26.9	$2.6	$24.9	$6.2	$2.0
Debt	5.6	7.8	2.2	6.9	3.4	0.9

	$14.4	$34.7	$4.8	$31.8	$9.6	$2.9

IPL recognized $21 million of AFUDC for the nine months ended Sep. 30, 2009 for its Whispering Willow - East wind project, which was placed in service in the fourth quarter of 2009. WPL recognized $8 million of AFUDC for the nine months ended Sep. 30, 2010 for its Bent Tree - Phase I wind project.

(d) Non-regulated and Other Property, Plant and Equipment -

Resources’ Cedar River Railroad Bridge Grant - Resources’ railroad bridge over the Cedar River was severely damaged by flooding in 2008. Resources completed reconstruction of the bridge in July 2009. Costs incurred by Resources for clean up and reconstruction of the bridge due to the flood damage were $9 million. In July 2010, Resources received a $7 million grant from the Federal Railroad Administration to reimburse Resources for the majority of the costs to replace the bridge. The grant amount was primarily recorded as a reduction to “Property, plant and equipment - Alliant Energy Corporate Services, Inc. and other” on Alliant Energy’s Condensed Consolidated Balance Sheet as of Sep. 30, 2010 and as a cash inflow in investing activities in Alliant Energy’s Condensed Consolidated Statement of Cash flows for the nine months ended Sep. 30, 2010.

(e) New Accounting Pronouncements -

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

Transfers of Financial Assets

In June 2009, the FASB issued authoritative guidance requiring additional disclosures about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance also eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. Alliant Energy, IPL and WPL adopted this guidance on Jan. 1, 2010. WPL did not transfer any financial assets during the nine months ended Sep. 30, 2010, therefore the adoption of this guidance did not have a material impact on its financial condition and results of operations. Alliant Energy and IPL transferred financial assets during the second and third quarters of 2010. Refer to Note 4(a) for disclosures about these transfers of financial assets and modifications to IPL’s sales of receivables program effective April 2010 that resulted in transactions under IPL’s new sales of receivables program being accounted for as transfers of financial assets.

(2) UTILITY RATE CASES

IPL’s Minnesota Retail Electric Rate Case (2009 Test Year) - In May 2010, IPL filed a request with the MPUC to increase annual rates for its Minnesota retail electric customers by $15 million, or approximately 22%. The request was based on a 2009 historical test year as adjusted for certain known and measurable items at the time of the filing. The key drivers for the filing include recovery of investments in the Whispering Willow - East wind project and emission control projects at Lansing Unit 4, and recovery of increased electric transmission service costs. In conjunction with the filing, IPL implemented an interim retail rate increase of $14 million, on an annual basis, effective in July 2010. The interim retail rate increase was approved by the MPUC and is subject to refund pending determination of final rates from the request. As of Sep. 30, 2010, Alliant Energy and IPL did not believe any refunds related to the interim rate increase for IPL’s Minnesota retail electric customers were probable and reasonably estimable and therefore no rate refund reserves were recorded.

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

In September 2010, IPL filed rebuttal testimony with the IUB and revised its request for an annual retail electric rate increase to $150 million, or approximately 13%. The primary differences between IPL’s original request in March 2010 and its rebuttal position filed in September 2010 relates to a reduction in depreciation expense for its Lansing Unit 4 emission control projects and a reduction in debt costs resulting from the refinancing of $200 million of IPL’s long-term debt in the third quarter of 2010. As of Sep. 30, 2010, Alliant Energy and IPL did not believe any refunds related to the interim rate increase for IPL’s Iowa retail electric customers were probable and reasonably estimable and therefore no rate refund reserves were recorded.

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

In August 2010, WPL revised its request for an annual retail electric rate increase to $19 million, or approximately 2%. The primary differences between WPL’s original request in April 2010 and its revised request filed in August 2010 relates to reduced variable fuel expenses, increased wind generation production tax credits and the impact of the $9 million annual rate increase implemented in June 2010 with the interim order in WPL’s 2010 test year retail fuel-related rate filing, which is discussed below. Any rate changes granted are expected to be effective on Jan. 1, 2011.

WPL’s Retail Rate Case (2010 Test Year) - In December 2009, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $59 million, or approximately 6%, and an annual retail natural gas rate increase of $6 million, or approximately 2%, effective January 2010.

WPL’s Retail Fuel-related Rate Case (2010 Test Year) - In April 2010, WPL filed a request with the PSCW to increase annual retail electric rates by $9 million to recover anticipated increased electric production fuel and energy purchases (fuel-related costs) in 2010. Actual fuel-related costs through March 2010, combined with projections of continued higher fuel-related costs for the remainder of 2010, significantly exceeded the amounts being recovered in retail electric rates at the time of the filing. WPL received approval from the PSCW to implement interim rates of $9 million, on an annual basis, effective in June 2010. The interim retail rate increase is subject to refund pending determination of final rates from the request. Updated annual 2010 fuel-related costs are currently projected at a level where both WPL and PSCW staff believe WPL no longer qualifies for a fuel-related rate increase for 2010. As of Sep. 30, 2010, Alliant Energy and WPL reserved the interim fuel-related rate increase collected from retail customers during June 2010 through September 2010 totaling $3 million, including interest, for refunds anticipated to be paid to WPL’s retail electric customers related to this interim retail rate increase.

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

(3) COMPREHENSIVE INCOME (LOSS)

Alliant Energy’s comprehensive income (loss) and the components of other comprehensive income (loss), net of taxes, for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2010	2009	2010	2009
Net income (loss)	$153.7	($39.7)	$254.3	$71.4
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities, net of tax	(0.2)	0.4	(0.4)	0.5
Less: reclassification adjustment for gains included in net income (loss), net of tax	—	—	—	0.1

Net unrealized gains (losses) on securities, net of tax	(0.2)	0.4	(0.4)	0.4
Pension and other postretirement benefits plans adjustments, net of tax	0.8	—	0.1	—

Total other comprehensive income (loss)	0.6	0.4	(0.3)	0.4

Comprehensive income (loss)	154.3	(39.3)	254.0	71.8
Preferred dividend requirements of subsidiaries	(4.6)	(4.6)	(14.0)	(14.0)

Comprehensive income (loss) attributable to Alliant Energy common shareowners	$149.7	($43.9)	$240.0	$57.8

For the three and nine months ended Sep. 30, 2010 and 2009, IPL and WPL had no other comprehensive income; therefore their comprehensive income was equal to their earnings available for common stock for such periods.

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

As of Sep. 30, 2010 and Dec. 31, 2009, IPL sold $216.5 million and $0 aggregate amounts of receivables, respectively. IPL’s maximum and average outstanding cash proceeds, and costs incurred related to the sales of receivables program for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2010	2009	2010	2009
Maximum outstanding aggregate cash proceeds (based on daily outstanding balances)	$155.0	$140.0	$160.0	$170.0
Average outstanding aggregate cash proceeds (based on daily outstanding balances)	89.3	92.0	76.0	118.9
Costs incurred	0.3	0.5	1.0	1.7

As of Sep. 30, 2010, the attributes of IPL’s receivables sold under the Agreement were as follows (in millions):

Customer accounts receivable	$145.1
Unbilled utility revenues	63.8
Other receivables	7.6

Receivables sold	216.5
Less: cash proceeds (a)	100.0

Deferred proceeds	116.5
Less: allowance for doubtful accounts	1.9

Fair value of deferred proceeds	$114.6

Outstanding receivables past due	$15.9

(a)	Recorded in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s Condensed Consolidated Statements of Cash Flows.

Additional attributes of IPL’s receivables sold under the Agreement for the three and nine months ended Sep. 30, 2010 were as follows (in millions):

	Three Months	Nine Months
Collections reinvested in receivables	$518.4	$925.5
Credit losses, net of recoveries	3.1	4.9

Refer to Note 1(e) for discussion of a new accounting pronouncement impacting accounting for transfers of financial assets.

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

(5) INCOME TAXES

Income Tax Rates - The provision for income taxes for earnings from continuing operations is based on an estimated annual effective tax rate that excludes the impact of significant unusual or infrequently occurring items, discontinued operations or extraordinary items. The effective tax rates for Alliant Energy, IPL and WPL differ from the federal statutory rate of 35% generally due to impacts of recently enacted tax legislation, completion of income tax audits, state income taxes, tax credits, effects of utility rate making and certain non-deductible expenses. The income tax rates shown in the following table for the three and nine months ended Sep. 30 were computed by dividing income tax expense (benefit) by income (loss) from continuing operations before income taxes.

	Three Months		Nine Months
	2010	2009	2010	2009
Alliant Energy	29.2%	36.3%	32.2%	(58.7%)
IPL	25.8%	33.1%	27.8%	11.1%
WPL	37.3%	35.4%	37.7%	33.1%

Patient Protection and Affordable Care Act (H.R. 3590) and Health Care and Education Reconciliation Act of 2010 (H.R. 4872) (Federal Health Care Legislation) - In March 2010, Federal Health Care Legislation was enacted. One of the most significant provisions of the Federal Health Care Legislation for Alliant Energy, IPL and WPL requires a reduction in their tax deductions for retiree health care costs beginning in 2013, to the extent their drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. The reduction in the future deductibility of retiree health care costs accrued as of Dec. 31, 2009 required Alliant Energy, IPL and WPL to record deferred income tax expense of $7.1 million, $3.7 million and $3.1 million, respectively, in the first quarter of 2010. These income tax expenses recognized in the first quarter of 2010 increased Alliant Energy’s, IPL’s and WPL’s income tax rates for continuing operations for the nine months ended Sep. 30, 2010 by 1.9%, 2.0% and 1.6%, respectively.

State Filing Changes - In February 2009, Wisconsin Senate Bill 62 (SB 62) was enacted. The most significant provision of SB 62 for Alliant Energy, IPL and WPL required combined reporting for corporate income taxation in Wisconsin beginning with tax returns filed for the calendar year 2009. Changes in state apportioned income tax rates resulting from Wisconsin combined reporting requirements and WPL’s plans to be included in Iowa consolidated tax returns required Alliant Energy, IPL and WPL to adjust the carrying value of their deferred income tax assets and liabilities in the first quarter of 2009. The provisions of SB 62 also make it unlikely that Alliant Energy will be able to utilize the majority of its current Wisconsin net operating loss carryforwards before they expire resulting in additional valuation allowances in the first quarter of 2009. Alliant Energy, IPL and WPL recognized net income tax benefits in the first quarter of 2009 of $40.4 million, $32.7 million and $2.4 million, respectively, from the changes in state apportioned income tax rates and additional valuation allowances. These net income tax benefits recognized in the first quarter of 2009 decreased Alliant Energy’s, IPL’s and WPL’s income tax rates for continuing operations for the nine months ended Sep. 30, 2009 by 89.2%, 21.7% and 2.5%, respectively.

Federal Tax Audits - In September 2010, the Internal Revenue Service (IRS) completed the audits of Alliant Energy’s U.S. federal income tax returns for calendar years 2005 through 2008. The net impact of the completion of these audits and reversal of reserves for uncertain tax positions related to those audits resulted in Alliant Energy and IPL recognizing net income tax benefits in the third quarter of 2010 of $6.5 million and $5.1 million, respectively. These net income tax benefits recognized in the third quarter of 2010 decreased Alliant Energy’s and IPL’s income tax rates for continuing operations for the three months ended Sep. 30, 2010 by 3.0% and 3.8%, respectively, and for the nine months ended Sep. 30, 2009 by 1.7% and 2.8%, respectively. The net impact of the completion of these audits and reversal of reserves for uncertain tax positions related to those audits did not have a material impact on WPL’s income tax rates for the three and nine months ended Sep. 30, 2010.

Production Tax Credits - In the fourth quarter of 2009, IPL’s Whispering Willow - East wind project began commercial operation and is currently generating production tax credits. For the three and nine months ended Sep. 30, 2010, both Alliant Energy and IPL recognized production tax credits associated with IPL’s Whispering Willow - East wind project of $1.0 million and $4.5 million, respectively.

Deferred Tax Assets and Liabilities - In September 2010, the Small Business Jobs Act of 2010 (SBJA) was enacted. One of the most significant provisions of the SBJA for Alliant Energy, IPL and WPL provides a one-year extension of the 50% bonus tax depreciation deduction for certain expenditures for property that is acquired or constructed in 2010. Based on capital projects expected to be placed into service in 2010, Alliant Energy, IPL and WPL estimate their total 2010 bonus tax depreciation deduction to be approximately $440 million, $210 million and $230 million, respectively. During the nine months ended Sep. 30, 2010, Alliant Energy’s, IPL’s and WPL’s non-current deferred tax liabilities recognized in “Deferred income taxes” on their respective Condensed Consolidated Balance Sheets increased $201 million, $110 million and $84 million, respectively. These increases were primarily due to additional temporary differences related to depreciation, including bonus depreciation available under the ARRA and SBJA.

Uncertain Tax Positions - In 2010, statutes of limitations will expire for Alliant Energy’s, IPL’s and WPL’s tax returns in multiple state jurisdictions. The impact of the statutes of limitations expiring is not anticipated to be material. In September 2010, the IRS completed the audits of Alliant Energy’s U.S. federal income tax returns for calendar years 2005 through 2008. Alliant Energy agreed to all the IRS’ proposed adjustments for deductions and credits included in the 2005 through 2008 income tax returns with the exception of the deduction for the repairs expenditure change in method of tax accounting included in Alliant Energy’s 2008 income tax return. The IRS denied the full amount of the $527 million ($226 million for IPL and $301 million for WPL) deduction for the repairs expenditure included in Alliant Energy’s 2008 income tax return given the absence of current IRS guidelines regarding this deduction. Alliant Energy intends to appeal the IRS’s denial of this deduction. The federal income tax return for calendar year 2009 is part of the Compliance Assurance Program of the IRS and as a result, the IRS audit of such return is currently in progress and anticipated to be completed by the end of 2010. The IRS has consented to a majority of the deductions and credits included by Alliant Energy in its 2009 income tax return. Based on the effective settlement with the IRS of various deductions and credits included in Alliant Energy’s federal income tax returns for calendar years 2005 through 2009, Alliant Energy, IPL and WPL reversed uncertain tax positions in the third quarter of 2010 of $30 million, $24 million and $5 million, respectively.

Regulatory Assets and Liabilities - Changes in deferred income tax assets and liabilities associated with certain property-related basis differences at IPL are accounted for based on rate making practices in Iowa. Deferred tax expense (benefit) is not recorded for certain temporary differences (primarily related to utility property, plant and equipment at IPL) because retail rates in Iowa only reflect the impact of current tax expense (benefit). In 2009, IPL recognized significant tax benefits as a result of a change in tax accounting method for repairs expenditures and the tax method for allocating flood insurance proceeds. During the nine months ended Sep. 30, 2010, Alliant Energy and IPL recorded an increase to their non-current regulatory liabilities of $32 million primarily due to the completion of the audits of Alliant Energy’s U.S. federal income tax returns for calendar years 2005 through 2008. IPL expects to refund any tax benefits realized from these items to its Iowa retail customers in the future based on a method to be prescribed by the IUB.

Alliant Energy and IPL also recorded a comparable increase to their non-current regulatory assets during the nine months ended Sep. 30, 2010 to reflect the benefit IPL expects to receive from its Iowa retail customers in the future as the temporary differences associated with the repairs expenditures and flood insurance proceeds reverse into current tax expense.

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans -

Net Periodic Benefit Costs - The components of Alliant Energy’s net periodic benefit costs for its defined benefit pension and other postretirement benefits plans for the three and nine months ended Sep. 30 were as follows (in millions):

	Defined Benefit Pension Plans				Other Postretirement Benefits Plans
	Three Months		Nine Months		Three Months		Nine Months
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$3.0	$3.0	$9.0	$9.2	$2.2	$2.2	$7.0	$6.5
Interest cost	13.1	13.6	39.3	40.8	3.5	3.8	11.4	11.4
Expected return on plan assets	(15.6)	(11.9)	(46.6)	(35.7)	(1.9)	(1.5)	(5.8)	(4.6)
Amortization of:
Transition obligation	—	—	—	—	—	—	0.1	0.1
Prior service cost (credit)	0.2	0.6	0.6	1.6	(1.2)	(0.9)	(1.3)	(2.7)
Actuarial loss	5.9	7.8	17.9	23.7	2.2	1.5	5.3	4.6
Settlement loss (a)	1.4	—	1.4	—	—	—	—	—
Curtailment losses (b)(c)	—	—	—	1.0	—	—	—	—
Special termination benefits costs (c)	—	—	—	0.5	—	—	—	—

	$8.0	$13.1	$21.6	$41.1	$4.8	$5.1	$16.7	$15.3

(a)	For the three and nine months ended Sep. 30, 2010, the settlement loss of $1.4 million related to payments made to a retired executive.

(b)	In 2007, members of the International Brotherhood of Electrical Workers Local 965 ratified a four-year collective bargaining agreement reached with WPL, resulting in changes to WPL’s qualified pension plan (Plan). One of these changes provided Plan participants a one-time option to cease participating in the Plan and begin participating in the Alliant Energy 401(k) Savings Plan with increased levels of contribution by Alliant Energy. The election of this option did not impact a participant’s eligibility for benefits previously vested under the Plan. In the second quarter of 2009, certain of these employees elected to cease participating in the Plan, resulting in Alliant Energy and WPL recognizing a curtailment loss related to the Plan of $0.7 million for the nine months ended Sep. 30, 2009.

(c)	In the second quarter of 2009, Alliant Energy eliminated certain corporate and operations positions. As a result, Alliant Energy recognized curtailment losses and special termination benefits costs related to its pension plans of $0.3 million and $0.5 million, respectively, for the nine months ended Sep. 30, 2009.

Estimated Future Employer Contributions - Alliant Energy estimates that funding for the qualified defined benefit pension, non-qualified defined benefit pension and other postretirement benefits plans during 2010 will be $0, $8 million and $22 million, respectively, of which $0, $7 million and $16 million, respectively, have been contributed through Sep. 30, 2010.

Alliant Energy Cash Balance Pension Plan (Plan) - Refer to Note 12(c) for discussion of a class action lawsuit filed against the Plan in 2008 and the IRS review of the tax qualified status of the Plan.

Federal Health Care Legislation -The Federal Health Care Legislation enacted in March 2010 includes provisions that require the elimination of annual and lifetime caps for certain benefits beginning in 2011. Postretirement health care benefits provided to eligible retirees of Alliant Energy, IPL and WPL contain benefit caps. The enactment of this legislation was determined to be a significant event, which required Alliant Energy, IPL and WPL to remeasure their defined benefit postretirement health care plans in the first quarter of 2010 to reflect the anticipated elimination of the benefit caps beginning in 2011. The remeasurement resulted in an increase in Alliant Energy’s postretirement benefit obligations of $35 million ($15 million for IPL, $12 million for WPL and $8 million for Corporate Services) in the first quarter of 2010. In accordance with the accounting rules, the impact of the remeasurement on net periodic benefit costs was only recognized prospectively from the remeasurement date; therefore there was no impact on net periodic benefit costs in the first quarter of 2010. The remeasurement increased Alliant Energy’s, IPL’s and WPL’s net periodic benefit costs in the second quarter of 2010 by $2.4 million, $1.3 million and $1.1 million, respectively. The discount rate used for the remeasurement in the first quarter of 2010 was 5.40%. All other assumptions used for the remeasurement in the first quarter of 2010 were consistent with the measurement as of Dec. 31, 2009.

In June 2010, government regulations were issued clarifying that certain lifetime caps are exempt from the Federal Health Care Legislation enacted in March 2010. In July 2010, Alliant Energy approved an amendment to its health and welfare benefit plan, which will split the plan into two separate plans consisting of a plan for active employees and a plan for retirees. As a result of the clarifying regulations and the July 2010 plan amendment, Alliant Energy, IPL and WPL currently believe the plan for retirees will qualify for the lifetime caps exemption. This change was determined to be a significant event requiring Alliant Energy, IPL and WPL to remeasure their defined benefit postretirement health care plans in the third quarter of 2010. The third quarter of 2010 remeasurement resulted in a decrease in Alliant Energy’s postretirement benefit obligations of approximately $13 million ($1 million for IPL, $2 million for WPL and $10 million for Corporate Services). The third quarter remeasurement decreased Alliant Energy’s, IPL’s and WPL’s net periodic benefit costs in the third quarter of 2010 to a level comparable to their net periodic benefit costs in the first quarter of 2010. The discount rate used for the remeasurement in the third quarter of 2010 was 4.75%. All other assumptions used for the remeasurement in the third quarter of 2010 were consistent with the measurement as of Dec. 31, 2009.

The postretirement benefit obligations are an estimate and could change in the future as additional related regulations and interpretations of the legislation become available.

401(k) Savings Plans - A significant number of Alliant Energy, IPL and WPL employees participate in defined contribution retirement plans (401(k) savings plans). For the three and nine months ended Sep. 30, Alliant Energy’s, IPL’s and WPL’s costs related to the 401(k) savings plans, which are partially based on the participants’ level of contribution, were as follows (in millions):

	Three Months		Nine Months
	2010	2009	2010	2009
Corporate Services	$2.2	$1.2	$6.9	$6.1
WPL	1.2	1.0	3.9	3.0
IPL	0.9	0.4	2.7	2.3
Resources	0.1	0.5	0.4	1.3

Alliant Energy	$4.4	$3.1	$13.9	$12.7

(b) Equity Incentive Plans - In May 2010, Alliant Energy’s shareowners approved the Alliant Energy 2010 Omnibus Incentive Plan (OIP), which permits the grant of stock options, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards and cash incentive awards to key employees. The OIP authorizes the issuance of up to 4,500,000 shares of Alliant Energy’s common stock. Upon shareowner approval of the OIP, the Alliant Energy 2002 Equity Incentive Plan (EIP) terminated resulting in no new awards authorized to be granted under the EIP. All awards previously granted under the EIP that were still outstanding remain valid and continue to be subject to all of the terms and conditions of the EIP. As of Sep. 30, 2010, there were no grants issued under the OIP.

A summary of compensation expense and the related income tax benefits recognized for the three and nine months ended Sep. 30 for share-based compensation awards was as follows (in millions):

	Alliant Energy		IPL		WPL
	2010	2009	2010	2009	2010	2009
Three Months Ended Sep. 30
Share-based compensation expense	$2.6	$1.3	$1.4	$0.7	$1.1	$0.6
Income tax benefits	1.1	0.5	0.5	0.3	0.4	0.2

Nine Months Ended Sep. 30
Share-based compensation expense	6.2	3.0	3.3	1.7	2.5	1.2
Income tax benefits	2.5	1.2	1.3	0.7	1.0	0.5

As of Sep. 30, 2010, total unrecognized compensation cost related to share-based compensation awards was $12.2 million, which is expected to be recognized over a weighted average period of two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods.

Performance Shares and Units - Alliant Energy anticipates making future payouts of its performance shares and units in cash; therefore, performance shares and units were accounted for as liability awards at Sep. 30, 2010 and Dec. 31, 2009.

Performance Shares - A summary of the performance shares activity for the nine months ended Sep. 30 was as follows:

	2010	2009
	Shares (a)	Shares (a)
Nonvested shares, Jan. 1	256,579	208,579
Granted	72,487	152,735
Vested	—	(84,633)
Forfeited	(83,786)	(20,102)

Nonvested shares, Sep. 30	245,280	256,579

(a)	Share amounts represent the target number of performance shares. Each performance share’s value is based on the price of one share of Alliant Energy’s common stock at the end of the performance period. The actual number of shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares.

In the first quarter of 2010, 57,100 performance shares granted in 2007 were forfeited without payout because the specified performance criteria for such shares were not met. The remaining forfeitures during the nine months ended Sep. 30, 2010 and 2009 were primarily caused by retirements and voluntary terminations of participants. In the first quarter of 2009, 84,633 performance shares granted in 2006 vested resulting in a payout valued at $4.1 million, which consisted of a combination of cash and common stock (51,189 shares).

Performance Units - Alliant Energy granted new share-based compensation awards to key employees in the first quarter of 2010 referred to as performance units. The performance units and the performance contingent cash awards discussed below were granted in the first quarter of 2010 in lieu of time-based restricted stock. Performance unit payouts to key employees are contingent upon achievement over three-year periods of specified performance criteria, which currently include metrics of total shareowner return relative to an investor-owned utility peer group. Nonvested performance unit payouts are prorated at retirement, death, disability or involuntary termination without cause based on time worked during the performance period and achievement of the performance criteria. Participants’ nonvested performance units are forfeited if the participant voluntarily leaves Alliant Energy or is terminated for cause. Performance units must be paid out in cash and are adjusted by a performance multiplier, which ranges from zero to 200% based on the performance criteria. A summary of the performance unit activity for the nine months ended Sep. 30, 2010 was as follows:

Units (a)
Nonvested units, Jan. 1	—
Granted	23,795
Forfeited	(667)

Nonvested units, Sep. 30	23,128

(a)	Unit amounts represent the target number of performance units. Each performance unit’s value is based on the average price of one share of Alliant Energy’s common stock on the grant date of the award. The actual payout for performance units is dependent upon actual performance and may range from zero to 200% of the target number of units.

Fair Value of Awards - Information related to fair values of nonvested performance shares and units at Sep. 30, 2010, by year of grant, were as follows:

	Performance Shares			Performance Units
	2010 Grant	2009 Grant	2008 Grant	2010 Grant
Nonvested awards	70,183	117,259	57,838	23,128
Alliant Energy common stock closing price on Sep. 30, 2010	$36.35	$36.35	$36.35
Alliant Energy common stock average price on grant date				$32.56
Estimated payout percentage based on performance criteria	129%	118%	82%	129%
Fair values of each nonvested award	$46.89	$42.89	$29.81	$42.00

At Sep. 30, 2010, fair values of nonvested performance shares and units were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

Restricted Stock - Restricted stock issued under the EIP consists of time-based and performance-contingent restricted stock.

Time-based restricted stock - A summary of the time-based restricted stock activity for the nine months ended Sep. 30 was as follows:

	2010		2009
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, Jan. 1	125,349	$32.47	156,807	$32.80
Granted during first quarter	—	—	51,236	29.40
Vested	(51,736)	32.87	(79,459)	31.08
Forfeited	(1,300)	32.78	(3,235)	33.97

Nonvested shares, Sep. 30	72,313	32.18	125,349	32.47

Performance-contingent restricted stock - A summary of the performance-contingent restricted stock activity for the nine months ended Sep. 30 was as follows:

	2010		2009
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, Jan. 1	226,007	$32.25	124,185	$39.28
Granted during first quarter	72,487	32.56	101,822	23.67
Forfeited	(2,304)	32.56	—	—

Nonvested shares, Sep. 30	296,190	32.32	226,007	32.25

Non-qualified Stock Options - A summary of the stock option activity for the nine months ended Sep. 30 was as follows:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, Jan. 1	384,331	$27.02	497,183	$27.30
Exercised	(151,693)	28.34	(17,655)	22.27
Expired	(29,218)	28.59	(56,098)	29.88
Forfeited	—	—	(16,877)	28.67

Outstanding and exercisable, Sep. 30	203,420	25.81	406,553	27.11

The weighted average remaining contractual term for options outstanding and exercisable at Sep. 30, 2010 was two years. The aggregate intrinsic value of options outstanding and exercisable at Sep. 30, 2010 was $2.1 million.

Other information related to stock option activity for the three and nine months ended Sep. 30 was as follows (in millions):

	Three Months		Nine Months
	2010	2009	2010	2009
Cash received from stock options exercised	$2.0	$0.3	$4.3	$0.4
Aggregate intrinsic value of stock options exercised	0.4	—	0.9	0.1
Income tax benefit from the exercise of stock options	0.1	—	0.3	—

Performance Contingent Cash Awards - Alliant Energy granted new share-based compensation awards to key employees in the first quarter of 2010 referred to as performance contingent cash awards. Performance contingent cash award payouts to key employees are based on the achievement of certain performance targets (currently specified consolidated net income growth). If performance targets are not met within the performance period, which currently ranges from two to four years, there are no payouts for these awards. Nonvested awards are prorated at retirement based on time worked during the performance period and achievement of the performance criteria. Participants’ nonvested awards are forfeited if the participant voluntarily leaves Alliant Energy for reasons other than retirement. Each performance contingent cash award’s value is based on the price of one share of Alliant Energy’s common stock at the end of the performance period. Alliant Energy accounts for performance contingent cash awards as liability awards because payouts will be made in the form of cash. A summary of the performance contingent cash awards activity for the nine months ended Sep. 30, 2010 was as follows:

Awards
Nonvested awards, Jan. 1	—
Granted	23,795
Forfeited	(367)

Nonvested awards, Sep. 30	23,428

(7) COMMON EQUITY

Common Share Activity - A summary of Alliant Energy’s common stock activity during the nine months ended Sep. 30, 2010 was as follows:

Shares outstanding, Jan. 1	110,656,498
Equity incentive plans (Note 6(b))	220,576
Other (a)	(22,049)

Shares outstanding, Sep. 30	110,855,025

(a)	Includes shares transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the EIP.

Dividend Restrictions - As of Sep. 30, 2010, IPL’s amount of retained earnings that were free of restrictions was $350 million. As of Sep. 30, 2010, WPL’s amount of retained earnings that were free of restrictions was $30 million for the remainder of 2010.

Restricted Net Assets of Subsidiaries - As of Sep. 30, 2010, the amount of net assets of IPL and WPL that were not available to be transferred to their parent company in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $1.1 billion and $1.3 billion, respectively.

Capital Transactions with Subsidiaries - During the nine months ended Sep. 30, 2010, IPL and WPL received capital contributions of $50 million and $75 million, respectively, from their parent company, Alliant Energy. During the nine months ended Sep. 30, 2010, IPL, WPL and Resources paid common stock dividends and repayments of capital to their parent company, Alliant Energy, as follows (in millions):

	IPL	WPL	Resources
Common stock dividends to Alliant Energy	$—	$82	$—
Repayments of capital to Alliant Energy	89	—	65

In July 2008, FERC issued an order allowing IPL to pay up to $400 million in common equity distributions from additional paid-in capital, rather than retained earnings. As of Sep. 30, 2010, IPL’s remaining authority under this FERC order was $130 million.

(8) DEBT

(a) Short-Term Debt - At Sep. 30, 2010, there was no commercial paper outstanding at IPL, WPL or the Alliant Energy parent company. Information regarding commercial paper issued under Alliant Energy’s, IPL’s and WPL’s credit facilities and other short-term borrowings was as follows (dollars in millions):

At Sep. 30, 2010:	Alliant Energy (Consolidated)	Parent Company	IPL	WPL
Available credit facility capacity	$623	$96	$287	$240

	Alliant Energy		IPL		WPL
	2010	2009	2010	2009	2010	2009
Three months ended Sep. 30:
Maximum amount of total short-term debt outstanding (based on daily outstanding balances)	$—	$251.0	$11.3	$164.0	$—	$87.0
Average amount of total short-term debt outstanding (based on daily outstanding balances)	$—	$46.5	$0.3	$34.7	$—	$8.1
Weighted average interest rates - total short-term debt	N/A	0.89%	0.27%	0.71%	N/A	0.46%

Nine months ended Sep. 30:
Maximum amount of total short-term debt outstanding (based on daily outstanding balances)	$350.3	$255.9	$219.1	$164.0	$170.2	$103.1
Average amount of total short-term debt outstanding (based on daily outstanding balances)	$118.2	$96.9	$83.2	$60.3	$44.1	$35.3
Weighted average interest rates - total short-term debt	0.32%	0.74%	0.34%	0.80%	0.29%	0.55%

(b) Long-Term Debt - In August 2010, IPL issued $200 million of 3.65% senior debentures due 2020 and used the net proceeds and cash on hand in September 2010 to retire $200 million of its 6.75% senior debentures due 2011. In the third quarter of 2010, IPL incurred debt repayment premiums of $6.3 million related to the September retirement that were recorded in “Regulatory assets” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets at Sep. 30, 2010.

In June 2010, IPL issued $150 million of 3.30% senior debentures due 2015 and WPL issued $150 million of 4.60% debentures due 2020. The proceeds from the June 2010 debt issuances were used initially to repay short-term debt and invest in short-term assets, and thereafter to fund capital expenditures and for general working capital purposes. In March 2010, WPL retired $100 million of its 7.625% debentures and Alliant Energy retired its remaining 300 Exchangeable Senior Notes due 2030.

In September 2009, Alliant Energy announced a tender offer and consent solicitation for all 5,940,960 of its 2.5% Exchangeable Senior Notes due 2030 (Notes). As of Sep. 30, 2009, Alliant Energy had received valid tenders and consents from holders of 5,938,660 Notes and made $241 million of payments related to the Notes tendered using short-term borrowings and cash on hand. These payments exceeded the carrying value of the Notes tendered resulting in Alliant Energy incurring $203 million of pre-tax charges in the third quarter of 2009 related to the repurchase of the Notes. These pre-tax charges were recorded in “Loss on early extinguishment of debt” in Alliant Energy’s Condensed Consolidated Statements of Income for the three and nine months ended Sep. 30, 2009.

(9) INVESTMENTS

(a) Unconsolidated Equity Investments - Equity (income) loss from Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting for the three and nine months ended Sep. 30 was as follows (in millions):

	Three Months		Nine Months
	2010	2009	2010	2009
American Transmission Company LLC (ATC)	($9.2)	($9.2)	($27.6)	($26.7)
Other	(0.1)	(0.3)	(1.1)	(0.6)

	($9.3)	($9.5)	($28.7)	($27.3)

Summary financial information from the unaudited financial statements of ATC for the three and nine months ended Sep. 30 was as follows (in millions):

	Three Months		Nine Months
	2010	2009	2010	2009
Operating revenues	$136.8	$132.3	$414.0	$387.5
Operating income	77.2	73.5	229.0	215.2
Net income	55.0	53.8	164.2	157.4

(b) Other Investments - Information relating to various debt and equity securities held by Alliant Energy at Sep. 30, 2010 and Dec. 31, 2009 that are marked-to-market each reporting date was as follows (in millions):

	Sep. 30, 2010		Dec. 31, 2009
	Carrying/Fair Value	Unrealized Gains, Net of Tax	Carrying/Fair Value	Unrealized Gains, Net of Tax
Available-for-sale securities	$3.2	$0.2	$4.2	$0.6

(10) FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments - The carrying amounts of Alliant Energy’s, IPL’s and WPL’s current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments at Sep. 30, 2010 and Dec. 31, 2009 were as follows (in millions):

	Alliant Energy		IPL		WPL
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Sep. 30, 2010
Assets:
Derivative assets (Note 11(a))	$33.9	$33.9	$22.7	$22.7	$11.2	$11.2
Deferred proceeds (sales of receivables) (Note 4(a))	114.6	114.6	114.6	114.6	—	—
Available-for-sale securities (Note 9(b))	3.2	3.2	2.1	2.1	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 8(b))	2,705.2	3,171.6	1,308.5	1,507.7	1,081.7	1,331.2
Cumulative preferred stock of subsidiaries	243.8	277.0	183.8	219.4	60.0	57.6
Derivative liabilities (Note 11(a))	116.8	116.8	49.7	49.7	67.1	67.1

Dec. 31, 2009
Assets:
Derivative assets (Note 11(a))	31.7	31.7	16.4	16.4	15.3	15.3
Available-for-sale securities (Note 9(b))	4.2	4.2	2.3	2.3	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 8(b))	2,506.0	2,675.5	1,158.7	1,238.1	1,031.6	1,125.9
Cumulative preferred stock of subsidiaries	243.8	260.9	183.8	210.3	60.0	50.6
Derivative liabilities (Note 11(a))	119.3	119.3	53.0	53.0	66.3	66.3

Valuation Techniques -

Derivative assets and liabilities - Derivative assets and liabilities as of Sep. 30, 2010 and Dec. 31, 2009 included swap contracts, option contracts, and physical forward purchase and sale contracts for electricity and natural gas, financial transmission rights (FTRs) and embedded foreign currency derivatives. IPL’s and WPL’s swap, option and physical forward commodity contracts were non-exchange-based derivative instruments valued using indicative price quotations available through a pricing vendor that provides daily exchange forward price settlements, from broker or dealer quotations or from on-line exchanges. The indicative price quotations reflected the average of the bid-ask mid-point prices and were obtained from sources believed to provide the most liquid market for the commodity. IPL and WPL corroborated a portion of these indicative price quotations using quoted prices for similar assets or liabilities in active markets and categorized derivative instruments based on such indicative price quotations as Level 2. IPL’s and WPL’s commodity contracts that were valued using indicative price quotations based on significant assumptions such as seasonal or monthly shaping and indicative price quotations that could not be readily corroborated were categorized as Level 3. IPL’s and WPL’s swap, option and physical forward commodity contracts were predominately at liquid trading points. IPL’s and WPL’s FTRs were measured at fair value each reporting date using monthly or annual auction shadow prices from relevant auctions. The embedded foreign currency derivatives related to Euro-denominated payment terms included in the wind turbine supply contract with Vestas were measured at fair value using an extrapolation of forward currency rates. Refer to Note 11(a) for additional details of Alliant Energy’s derivative assets and liabilities.

Deferred proceeds (sales of receivables) - At Sep. 30, 2010, the fair value of IPL’s deferred proceeds related to its sales of receivables program was calculated using the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold. Refer to Note 4(a) for additional information regarding deferred proceeds.

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

Level 1 - Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date. Level 1 assets as of Sep. 30, 2010 and Dec. 31, 2009 included Resources’ investment in Capstone Turbine Corporation’s common stock and certain IPL investments in securities valued using quoted market prices on listed exchanges.

Level 2 - Pricing inputs are quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active as of the reporting date. Level 2 assets and liabilities as of Sep. 30, 2010 and Dec. 31, 2009 included IPL’s and WPL’s non-exchange traded commodity contracts valued using indicative price quotations that are corroborated with quoted prices for similar assets or liabilities in active markets.

Level 3 - Pricing inputs are unobservable inputs for assets or liabilities for which little or no market data exist and require significant management judgment or estimation. Level 3 assets and liabilities as of Sep. 30, 2010 and Dec. 31, 2009 included IPL’s deferred proceeds, and IPL’s and WPL’s FTRs, natural gas option contracts, embedded foreign currency derivatives and certain commodity contracts that are valued using indicative price quotations based on significant assumptions such as seasonal or monthly shaping.

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

Recurring Fair Value Measurements - Disclosure requirements for Alliant Energy’s recurring items subject to fair value measurements at Sep. 30, 2010 and Dec. 31, 2009 were as follows (in millions):

	Fair Value Measurements	Level 1	Level 2	Level 3
Sep. 30, 2010
Assets:
Derivative assets:
Commodity contracts	$26.4	$—	$16.5	$9.9
Foreign exchange contracts	7.5	—	—	7.5

Total derivative assets	33.9	—	16.5	17.4
Deferred proceeds	114.6	—	—	114.6
Available-for-sale securities	3.2	1.7	1.4	0.1
Liabilities:
Derivative liabilities:
Commodity contracts	116.6	—	112.6	4.0
Foreign exchange contracts	0.2	—	—	0.2

Total derivative liabilities	116.8	—	112.6	4.2

	Fair Value Measurements	Level 1	Level 2	Level 3
Dec. 31, 2009
Assets:
Derivative assets:
Commodity contracts	$27.1	$—	$20.0	$7.1
Foreign exchange contracts	4.6	—	—	4.6

Total derivative assets	31.7	—	20.0	11.7
Available-for-sale securities	4.2	2.3	1.8	0.1
Liabilities:
Derivative liabilities:
Commodity contracts	117.8	—	113.3	4.5
Foreign exchange contracts	1.5	—	—	1.5

Total derivative liabilities	119.3	—	113.3	6.0

Additional information for Alliant Energy’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three and nine months ended Sep. 30 was as follows (in millions):

	Derivative Assets and (Liabilities), net
	Commodity Contracts		Foreign Contracts		Deferred Proceeds		Available-for-sale Securities
Three months ended Sep. 30	2010	2009	2010	2009	2010	2009	2010	2009
Beginning balance, July 1	$10.3	$5.1	$7.9	$5.2	$68.1	$—	$0.1	$—
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(0.4)	—	—	(4.5)	—	—	—	—
Transfers in and/or out of Level 3 (b)	(0.2)	6.7	—	—	—	—	—	—
Purchases, sales, issuances and settlements, net	(3.8)	(4.5)	(0.6)	0.6	46.5	—	—	—

Ending balance, Sep. 30	$5.9	$7.3	$7.3	$1.3	$114.6	$—	$0.1	$—

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets and liabilities held at Sep. 30 (a)	($0.4)	$—	$—	($4.5)	$—	$—	$—	$—

	Derivative Assets and (Liabilities), net
	Commodity Contracts		Foreign Contracts		Deferred Proceeds		Available-for-sale Securities
Nine months ended Sep. 30	2010	2009	2010	2009	2010	2009	2010	2009
Beginning balance, Jan. 1	$2.6	$10.3	$3.1	$4.4	$—	$—	$0.1	$—
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	11.6	(0.1)	3.8	(4.9)	—	—	—	—
Transfers in and/or out of Level 3 (b)	(0.1)	—	—	—	—	—	—	—
Purchases, sales, issuances and settlements, net	(8.2)	(2.9)	0.4	1.8	114.6	—	—	—

Ending balance, Sep. 30	$5.9	$7.3	$7.3	$1.3	$114.6	$—	$0.1	$—

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets and liabilities held at Sep. 30 (a)	$11.6	$—	$3.8	($4.5)	$—	$—	$—	$—

(a)	Gains and losses related to derivative assets and liabilities are recorded in “Regulatory assets” and “Regulatory liabilities” on Alliant Energy’s Condensed Consolidated Balance Sheets.
(b)	Observable market inputs became available for certain commodity contracts previously classified as Level 3. The transfers were valued as of the beginning of the period.

(11) DERIVATIVE INSTRUMENTS

(a) Commodity and Foreign Exchange Derivatives -

Purpose - Alliant Energy, IPL and WPL periodically use derivative instruments for risk management purposes to mitigate exposures to fluctuations in certain commodity prices, transmission congestion costs and currency exchange rates. Alliant Energy’s, IPL’s and WPL’s derivative instruments as of Sep. 30, 2010 and Dec. 31, 2009 were not designated as hedging instruments. IPL’s and WPL’s derivative instruments as of Sep. 30, 2010 and Dec. 31, 2009 included electric physical forward purchase contracts and swap contracts to mitigate pricing volatility for the electricity purchased to supply to their customers; electric physical forward sale contracts to offset long positions created by reductions in electricity demand forecasts; natural gas swap contracts to mitigate pricing volatility for the fuel used to supply to the natural gas-fired electric generating facilities they operate; natural gas options to mitigate price increases during periods of high demand or lack of supply; FTRs acquired to manage transmission congestion costs; natural gas physical forward purchase and swap contracts to mitigate pricing volatility for natural gas supplied to their retail customers; and embedded foreign currency derivatives related to Euro-denominated payment terms included in the wind turbine supply contract with Vestas.

Notional Amounts - As of Sep. 30, 2010, Alliant Energy, IPL and WPL had notional amounts related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as derivative instruments as follows (units in thousands; megawatt-hours (MWhs); dekatherms (Dths)):

	2010	2011	2012	2013	Total
Alliant Energy
Commodity:
Electricity (MWhs)	1,748	2,710	248	204	4,910
FTRs (MWs)	16	25	—	—	41
Natural gas (Dths)	30,230	41,460	12,485	610	84,785

IPL
Commodity:
Electricity (MWhs)	954	648	—	—	1,602
FTRs (MWs)	9	13	—	—	22
Natural gas (Dths)	21,305	25,334	3,412	—	50,051

WPL
Commodity:
Electricity (MWhs)	794	2,062	248	204	3,308
FTRs (MWs)	7	12	—	—	19
Natural gas (Dths)	8,925	16,126	9,073	610	34,734

The notional amounts in the above table were computed by aggregating the absolute value of purchase and sale positions within commodities for each year. In the first quarter of 2010, Euro-denominated payment terms included in the wind turbine supply contract with Vestas were converted to U.S. dollars.

Financial Statement Presentation - Alliant Energy records derivative instruments at fair value each reporting date on the balance sheet as assets or liabilities. At Sep. 30, 2010 and Dec. 31, 2009, the fair values of current derivative assets were included in “Derivative assets,” non-current derivative assets were included in “Deferred charges and other,” current derivative liabilities were included in “Derivative liabilities” and non-current derivative liabilities were included in “Other long-term liabilities and deferred credits” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	Sep. 30, 2010	Dec. 31, 2009	Sep. 30, 2010	Dec. 31, 2009	Sep. 30, 2010	Dec. 31, 2009
Current derivative assets
Commodity contracts	$23.5	$20.3	$14.4	$9.1	$9.1	$11.2
Foreign exchange contracts	7.1	3.4	7.1	3.4	—	—

	$30.6	$23.7	$21.5	$12.5	$9.1	$11.2

Non-current derivative assets
Commodity contracts	$2.9	$6.8	$0.8	$2.7	$2.1	$4.1
Foreign exchange contracts	0.4	1.2	0.4	1.2	—	—

	$3.3	$8.0	$1.2	$3.9	$2.1	$4.1

Current derivative liabilities
Commodity contracts	$92.8	$99.0	$44.9	$49.5	$47.9	$49.5
Foreign exchange contracts	0.2	1.5	—	—	0.2	1.5

	$93.0	$100.5	$44.9	$49.5	$48.1	$51.0

Non-current derivative liabilities
Commodity contracts	$23.8	$18.8	$4.8	$3.5	$19.0	$15.3

IPL and WPL generally record gains and losses from their derivative instruments with offsets to regulatory assets or liabilities, based on their fuel and natural gas cost recovery mechanisms, as well as other specific regulatory authorizations. For the three and nine months ended Sep. 30, 2010 and 2009, gains and losses from derivative instruments not designated as hedging instruments were recorded as follows (in millions):

	Location Recorded on Balance Sheets	Gains (Losses)
		Alliant Energy		IPL		WPL
		2010	2009	2010	2009	2010	2009
Three months ended Sep. 30
Commodity contracts	(a)	($43.9)	($11.3)	($22.5)	($6.9)	($21.4)	($4.4)
Commodity contracts	(b)	4.5	7.5	2.2	4.7	2.3	2.8
Foreign exchange contracts	(b)	—	(4.5)	—	(4.5)	—	—

Nine months ended Sep. 30
Commodity contracts	(a)	(83.1)	(105.1)	(48.3)	(58.2)	(34.8)	(46.9)
Commodity contracts	(b)	10.5	19.1	9.5	10.1	1.0	9.0
Foreign exchange contracts	(b)	3.8	(4.9)	3.8	(4.5)	—	(0.4)

(a)	“Regulatory assets” on the Condensed Consolidated Balance Sheets
(b)	“Regulatory liabilities” on the Condensed Consolidated Balance Sheets

Losses from commodity contracts during the nine months ended Sep. 30, 2010 and 2009 were primarily due to impacts of decreases in electricity and natural gas prices during such periods.

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

Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. The aggregate fair value of all derivatives with credit risk-related contingent features that were in a net liability position on Sep. 30, 2010 was $116.8 million, $49.7 million and $67.1 million for Alliant Energy, IPL and WPL, respectively. If the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered on Sep. 30, 2010, Alliant Energy, IPL and WPL would be required to post $116.8 million, $49.7 million and $67.1 million, respectively, of credit support to their counterparties.

(b) Weather Derivatives - In 2008, IPL and WPL each entered into separate non-exchange traded swap agreements based on heating degree days (HDD) measured in Cedar Rapids, Iowa and Madison, Wisconsin, respectively, to reduce the impact of weather volatility on IPL’s and WPL’s margins for Nov. 1, 2008 through March 31, 2009. The actual HDD for Nov. 1, 2008 through Dec. 31, 2008 were higher than those specified in the contracts, resulting in Alliant Energy paying the counterparty $3.6 million (IPL paying $2.2 million and WPL paying $1.4 million) in January 2009. In addition, the actual HDD for Jan. 1, 2009 through March 31, 2009 were higher than those specified in the contracts, resulting in Alliant Energy paying the counterparty $5.2 million (IPL paying $3.2 million and WPL paying $2.0 million) in April 2009. IPL and WPL did not enter into HDD swap agreements for 2010.

A summary of the losses resulting from changes in the value of weather derivatives for the first quarter of 2009 was as follows (in millions):

	Alliant Energy	IPL	WPL
Electric utility operating revenues	($2.6)	($1.8)	($0.8)
Gas utility operating revenues	(2.6)	(1.4)	(1.2)

(12) COMMITMENTS AND CONTINGENCIES

(a) Capital Purchase Obligations - Alliant Energy, IPL and WPL have entered into capital purchase obligations that contain minimum future commitments related to capital expenditures for their proposed wind projects. The obligations are related to capital purchase obligations under a master supply agreement executed in 2008 with Vestas for the purchase of 500 MW of wind turbine generator sets and related equipment to support IPL’s and WPL’s wind generation plans. At Sep. 30, 2010, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to these capital expenditures were as follows (in millions):

	Alliant Energy	IPL	WPL
Wind projects	$177	$114	$63

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

	Alliant Energy	IPL	WPL
Purchased power (a):
DAEC (IPL)	$626	$626	$—
Kewaunee Nuclear Power Plant (Kewaunee) (WPL)	231	—	231
Other	56	19	37

	913	645	268

Natural gas	414	188	226
Coal (b)	258	99	31
Sulfur dioxide (SO2) emission allowances (c)	34	34	—
Other (d)	56	16	29

	$1,675	$982	$554

(a)	Includes payments required by purchased power agreements (PPAs) for capacity rights and minimum quantities of MWhs required to be purchased. Excludes contracts that are considered operating leases.

(b)	Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments of $128 million that have not been directly assigned to IPL and WPL since the specific needs of each utility were not yet known as of Sep. 30, 2010.
(c)	IPL has entered into forward contracts to purchase SO2 emission allowances with vintage years of 2014 through 2017 from various counterparties for $34 million. Any SO2 emission allowances acquired under these forward contracts may be used to meet requirements under the Acid Rain Program regulations or the more stringent Clean Air Interstate Rule (CAIR) emission reduction standards. However, any emission allowances acquired under these forward contracts are not expected to be eligible to be used for compliance requirements under the proposed Transport Rule released by the EPA in July 2010. The compliance requirements under the proposed Transport Rule may begin as early as 2012. Existing CAIR compliance requirements are expected to remain in effect until compliance requirements under the proposed Transport Rule supersede them. Alliant Energy and IPL are monitoring the possibility of any losses from these forward contracts and the regulatory recovery of any such losses in light of the proposed Transport Rule issued in July 2010. Alliant Energy and IPL are currently unable to predict the ultimate impact these forward contracts will have on their financial condition and results of operations. As of Sep. 30, 2010, Alliant Energy and IPL did not believe any losses from these forward contracts were probable and therefore did not recognize any loss contingency amounts related to the forward contracts.
(d)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at Sep. 30, 2010.

(c) Legal Proceedings -

Air Permitting Violation Claims - In September 2010, Sierra Club filed in U.S. District Court for the Western District of Wisconsin a complaint against WPL, as owner and operator of the Nelson Dewey Generating Station (Nelson Dewey) and the Columbia Energy Center (Columbia), based on allegations that modifications were made at the facilities without complying with the Prevention of Significant Deterioration (PSD) program requirements, Title V Operating Permit requirements of the Clean Air Act (CAA) and state regulatory counterparts contained within the Wisconsin state implementation plans (SIP) designed to implement the CAA. In October 2010, WPL responded to these claims related to Nelson Dewey and Columbia by filing with the U.S. District Court an Answer denying the Columbia allegations and a Motion to Dismiss the Nelson Dewey allegations based on statute of limitations arguments. In September 2010, Sierra Club filed in U.S. District Court for the Eastern District of Wisconsin a complaint against WPL, as owner and operator of the Edgewater Generating Station (Edgewater), which contained similar allegations regarding air permitting violations at Edgewater. Both complaints allege that various projects performed at Nelson Dewey, Columbia and Edgewater in the past were major modifications, as defined in the CAA, and that the owners violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. In the Edgewater complaint, additional allegations were made regarding violations of emission limits for visible emissions.

In December 2009, the EPA sent a Notice of Violation (NOV) to WPL as an owner and the operator of Nelson Dewey, Columbia and Edgewater. The NOV alleges that the owners failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin SIP.

In response to similar EPA CAA enforcement initiatives, certain utilities have elected to settle with the EPA, while others have elected to litigate. If the EPA and/or Sierra Club successfully prove their claims that projects completed in the past at Edgewater, Nelson Dewey and Columbia required either a state or federal CAA permit, WPL may, under the applicable statutes, be required to pay civil penalties in amounts of up to $37,500 per day for each violation and/or complete actions for injunctive relief. Payment of fines and/or injunctive relief could be included in a settlement outcome. Injunctive relief contained in settlements or court-ordered remedies for other utilities required the installation of pollution control technology, changed operating conditions including use of alternative fuels other than coal, caps for emissions and limitations on generation including retirement of generating units, and other supplemental environmental projects. Should similar remedies be required for final resolution of these matters at Edgewater, Nelson Dewey and Columbia, Alliant Energy and WPL would incur additional capital and operating expenditures. Alliant Energy and WPL are currently reviewing the allegations and are unable to predict the impact of the allegations on their financial condition or results of operations, but believe that an adverse outcome could be significant. WPL and the other owners of Edgewater and Columbia are exploring settlement options while simultaneously defending against these allegations. WPL believes the projects at Edgewater, Nelson Dewey and Columbia were routine or not projected to increase emissions and therefore did not violate the permitting requirements of the CAA. Alliant Energy and WPL do not currently believe any losses from these allegations are both probable and reasonably estimable and therefore have not recognized any related loss contingency amounts as of Sep. 30, 2010.

Shareowner Derivative Complaint - On Feb. 27, 2009, a purported shareowner filed in the Circuit Court for Dane County, Wisconsin, a derivative complaint against certain current and former officers and directors of Alliant Energy alleging that such officers and directors breached their fiduciary duties by approving sales of assets of Resources in violation of the Indenture with respect to the now-retired Exchangeable Senior Notes due 2030 and wasting Alliant Energy’s assets by compensating such officers and directors in connection with such sales. The purported shareowner had previously made a demand asking the Board of Directors to take action to remedy the alleged breaches of fiduciary duties by certain officers and directors. Under Wisconsin law, if a shareowner commences a derivative proceeding after making such a demand, the court must dismiss such a derivative proceeding if a committee of independent directors appointed by independent directors determines, acting in good faith after conducting a reasonable inquiry upon which its conclusions are based, that maintenance of the derivative proceeding is not in the best interests of the corporation. The independent directors of Alliant Energy appointed such a special litigation committee of independent directors, which conducted an inquiry into the allegations made in the demand from the purported shareowner and in a report delivered to Alliant Energy determined that maintenance of the derivative proceeding is not in the best interests of Alliant Energy. Based on that report, on Sep. 14, 2009, Alliant Energy filed a motion to dismiss the derivative proceeding in the Circuit Court for Dane County, Wisconsin. In August 2010, the court issued its decision to dismiss the lawsuit, leaving open an issue regarding plaintiff’s attorneys’ fees, which are not expected to be material.

Alliant Energy Cash Balance Pension Plan (Plan) - In February 2008, a class action lawsuit was filed against the Plan. The complaint alleges that certain Plan participants who received distributions prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of ERISA because the Plan applied an improper interest crediting rate to project the cash balance account to their normal retirement age. These Plan participants are limited to individuals who, prior to normal retirement age, received a lump sum distribution and/or received any form of distribution calculated under the Plan’s prior formula after that benefit was determined to be more valuable than their benefit calculated under the Plan’s cash balance formula. The court has certified two subclasses of plaintiffs that in aggregate include all persons vested or partially vested in the Plan who received these distributions from Jan. 1, 1998 through Aug. 17, 2006 including: 1) persons who received distributions from Jan. 1, 1998 through Feb. 28, 2002; and 2) persons who received distributions from Feb. 29, 2002 through Aug. 17, 2006. On June 3, 2010, the court granted the plaintiffs’ motion for summary judgment on liability in the lawsuit. The court also ruled with respect to damages that prejudgment interest on damages will be allowed at the prime rate at the time of the judgment and a pre-retirement mortality discount will apply to the damages calculation. The court later granted the plaintiffs’ motion for reconsideration of the application of a pre-retirement mortality discount. A bench trial on the issue of damages was held in June 2010, at which the court heard evidence on issues related to the amount of damages, including application of the pre-retirement mortality discount. The court has not yet issued a decision. The Plan is contesting the case and intends to pursue appropriate appeals. As previously disclosed, the plaintiffs submitted reports in September 2009 by their expert witnesses that quantified the alleged underpayments owed to plaintiffs between $24 million and $54 million, including interest. Alliant Energy disputes these amounts and believes that the ultimate liability of the Plan will be less than this range. However, Alliant Energy is currently unable to predict the final outcome of the class action lawsuit or the ultimate impact on its financial condition or results of operations but believes an adverse outcome could have a material effect on retirement plan funding and expense for Alliant Energy, IPL and WPL.

The interest crediting rate used to project the cash balance account to participants’ normal retirement age is also being considered by the IRS as part of its review of Alliant Energy’s request for a favorable determination letter with respect to the tax-qualified status of the Plan. Alliant Energy has reached a tentative agreement with the IRS, which is expected to result in a favorable determination letter for the Plan. The agreement with the IRS is expected to require an amendment to the Plan, which will likely result in future payments to certain Plan participants.

As of Sep. 30, 2010, Alliant Energy recognized a loss contingency of $9 million ($6 million at IPL, $2 million at WPL and $1 million at Resources) in aggregate related to the class action lawsuit and the anticipated plan amendment resulting from the IRS discussions.

(d) Guarantees and Indemnifications - Alliant Energy provided indemnifications associated with various sales of its non-regulated businesses/assets for losses resulting from potential breach of the representations and warranties made by Alliant Energy on the sale dates and for the breach of its obligations under the sale agreements. Alliant Energy believes the likelihood of having to make any material cash payments under these indemnifications is remote. Alliant Energy recorded liabilities of $1 million related to these indemnifications as of Sep. 30, 2010. The terms of the indemnifications provided by Alliant Energy at Sep. 30, 2010 for the various sales were generally as follows (in millions):

Businesses/Assets Sold	Disposal Date	Maximum Limit		Expiration Date
Brazil	First quarter of 2006	$10		January 2011
New Zealand	Fourth quarter of 2006	154	(a)	March 2012
Mexico	Second quarter of 2007	20		June 2012

(a)	Based on exchange rates at Sep. 30, 2010

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

IPL and WPL record environmental liabilities related to these MGP sites based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures incurred and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their fair value. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of Alliant Energy’s sites to be $21 million ($18 million for IPL and $3 million for WPL) to $46 million ($41 million for IPL and $5 million for WPL). At Sep. 30, 2010, Alliant Energy, IPL and WPL recorded $35 million, $30 million and $5 million, respectively, in current and non-current environmental liabilities for their remaining costs to be incurred for these MGP sites.

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, Alliant Energy, IPL and WPL are also monitoring various environmental regulations that may have a significant impact on their future operations. Given uncertainties regarding the outcome, timing and compliance plans for these environmental regulations, Alliant Energy, IPL and WPL are currently not able to determine the complete financial impact of these regulations but do believe that future capital investments and/or modifications to their electric generating facilities to comply with these regulations could be significant. Specific current, proposed or potential environmental regulations that may require significant future expenditures by Alliant Energy, IPL and WPL include, among others: CAIR, Proposed Transport Rule, Clean Air Visibility Rule, Utility Maximum Achievable Control Technology (MACT) Rule, Wisconsin State Mercury Rule, Wisconsin Reasonably Available Control Technology (RACT) Rule, Ozone National Ambient Air Quality Standard (NAAQS) Rule, Fine Particle NAAQS Rule, Nitrogen Dioxide NAAQS Rule, SO2 NAAQS Rule, Industrial Boiler and Process Heater MACT Rule, Reciprocating Internal Combustion Engines (RICE) National Emission Standards for Hazardous Air Pollutants, Federal Clean Water Act including Section 316(b), Wisconsin State Thermal Rule, Coal Combustion By-products and various legislation and EPA regulations to monitor and regulate the emission of GHG including the EPA Mandatory GHG Reporting Rule, GHG Endangerment and Cause or Contribute Finding, and GHG Tailoring Rule and interpretive guidance. The following provides a brief description of recently issued environmental regulations.

Air Quality -

Proposed Transport Rule would require SO2 and NOx emissions reductions as early as 2012 from IPL’s and WPL’s fossil-fueled electric generating units with greater than 25 MW of capacity located in Iowa, Minnesota and Wisconsin.

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

	Utility Business				Non-regulated Businesses				Alliant Energy
	Electric	Gas	Other	Total	RMT	Other	Total	Other	Consolidated
	(in millions)
Three Months Ended Sep. 30, 2010
Operating revenues	$842.0	$46.5	$15.9	$904.4	$35.9	$12.8	$48.7	($1.4)	$951.7
Operating income (loss)	241.1	(2.9)	4.2	242.4	(1.0)	5.1	4.1	0.1	246.6
Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax				146.0	(0.6)	5.6	5.0	(0.1)	150.9
Loss from discontinued operations, net of tax				—	—	(1.8)	(1.8)	—	(1.8)
Net income (loss) attributable to Alliant Energy common shareowners				146.0	(0.6)	3.8	3.2	(0.1)	149.1

Three Months Ended Sep. 30, 2009
Operating revenues	725.3	39.1	20.1	784.5	89.9	10.7	100.6	(1.1)	884.0
Operating income (loss)	161.5	(2.5)	(0.9)	158.1	(1.3)	4.3	3.0	(1.7)	159.4
Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax				89.2	(0.7)	1.7	1.0	(133.8)	(43.6)
Loss from discontinued operations, net of tax				—	—	(0.7)	(0.7)	—	(0.7)
Net income (loss) attributable to Alliant Energy common shareowners				89.2	(0.7)	1.0	0.3	(133.8)	(44.3)

Nine Months Ended Sep. 30, 2010
Operating revenues	2,074.2	330.9	48.9	2,454.0	97.9	35.5	133.4	(3.9)	2,583.5
Operating income (loss)	408.3	33.8	5.8	447.9	(4.7)	12.8	8.1	0.3	456.3
Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax				234.7	(2.9)	13.9	11.0	(3.4)	242.3
Loss from discontinued operations, net of tax				—	—	(2.0)	(2.0)	—	(2.0)
Net income (loss) attributable to Alliant Energy common shareowners				234.7	(2.9)	11.9	9.0	(3.4)	240.3

Nine Months Ended Sep. 30, 2009
Operating revenues	1,901.2	361.8	69.4	2,332.4	212.4	32.8	245.2	(4.0)	2,573.6
Operating income (loss)	267.7	26.9	(0.8)	293.8	(6.6)	10.4	3.8	(2.1)	295.5
Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax				183.8	(2.9)	3.9	1.0	(126.9)	57.9
Loss from discontinued operations, net of tax				—	—	(0.5)	(0.5)	—	(0.5)
Net income (loss) attributable to Alliant Energy common shareowners				183.8	(2.9)	3.4	0.5	(126.9)	57.4

(14) OTHER INTANGIBLE ASSETS

Emission Allowances - The gross carrying amount and accumulated amortization of emission allowances were recorded as intangible assets in “Other assets - deferred charges and other” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	Sep. 30, 2010	Dec. 31, 2009	Sep. 30, 2010	Dec. 31, 2009	Sep. 30, 2010	Dec. 31, 2009

Gross carrying amount	$50.9	$68.0	$47.1	$59.0	$3.8	$9.0
Accumulated amortization	13.4	16.7	10.1	11.8	3.3	4.9

Amortization expense for emission allowances for the three and nine months ended Sep. 30 was recorded in “Electric production fuel and energy purchases” in the Condensed Consolidated Statements of Income as follows (in millions):

	Three Months		Nine Months
	2010	2009	2010	2009
IPL	$3.6	$3.0	$10.1	$8.4
WPL	0.3	1.1	3.3	3.2

Alliant Energy	$3.9	$4.1	$13.4	$11.6

At Sep. 30, 2010, estimated amortization expense for calendar years 2010 through 2014 for emission allowances was as follows (in millions):

	2010	2011	2012	2013	2014
IPL	$14.8	$12.2	$8.5	$7.5	$4.1
WPL	3.3	0.4	0.1	—	—

Alliant Energy	$18.1	$12.6	$8.6	$7.5	$4.1

(15) DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Alliant Energy is currently pursuing the disposal of its IEA business in order to narrow its strategic focus and risk profile. IEA is included in Alliant Energy’s “Non-regulated - Other” segment. Alliant Energy currently expects to complete the disposal of IEA by the end of 2010. The IEA business qualified as assets held for sale at Sep. 30, 2010.

The operating results of IEA have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income. A summary of the components of discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income for the three and nine months ended Sep. 30 was as follows (in millions):

	Three Months		Nine Months
	2010	2009	2010	2009
Operating revenues	$1.9	$1.7	$4.9	$4.3
Operating expenses (excluding valuation charge)	1.0	1.2	2.7	3.4
Valuation charge (a)	4.9	—	4.9	—
Interest expense and other	—	0.2	0.2	0.3

Income (loss) before income taxes	(4.0)	0.3	(2.9)	0.6
Income tax expense (benefit)	(2.2)	1.0	(0.9)	1.1

Loss from discontinued operations, net of tax	($1.8)	($0.7)	($2.0)	($0.5)

(a)	In the third quarter of 2010, Alliant Energy recorded a pre-tax, non-cash valuation charge of $4.9 million as a result of declines in the fair value of IEA during the third quarter of 2010. The fair value was estimated using updated market information from bids received from potential buyers for IEA.

A summary of the assets and liabilities held for sale on Alliant Energy’s Condensed Consolidated Balance Sheets at Sep. 30, 2010 and Dec. 31, 2009 was as follows (in millions):

	Sep. 30, 2010	Dec. 31, 2009
Assets held for sale:
Property, plant and equipment, net	$4.2	$10.1
Current assets (includes cash)	1.7	1.7
Other assets	0.6	2.6

Total assets held for sale	6.5	14.4

Liabilities held for sale:
Current liabilities	2.1	1.3
Other long-term liabilities and deferred credits	1.5	2.5

Total liabilities held for sale	3.6	3.8

Net assets held for sale	$2.9	$10.6

A summary of the components of cash flows for discontinued operations for the nine months ended Sep. 30 was as follows (in millions):

	2010	2009
Net cash flows from operating activities	$1.6	$1.8
Net cash flows from (used for) investing activities	2.1	(1.7)
Net cash flows used for financing activities	(3.7)	(0.1)

(16) ASSET RETIREMENT OBLIGATIONS (AROs)

A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2010	2009	2010	2009	2010	2009
Balance, Jan. 1	$63.3	$48.4	$41.9	$30.5	$21.4	$17.9
Liabilities incurred (a)	5.3	11.9	—	11.9	5.3	—
Accretion expense	3.1	2.2	2.1	1.3	1.0	0.9
Liabilities settled (b)	(0.6)	(1.9)	(0.5)	(1.8)	(0.1)	(0.1)

Balance, Sep. 30	$71.1	$60.6	$43.5	$41.9	$27.6	$18.7

(a)	In 2010, WPL recorded AROs of $5.3 million related to its Bent Tree - Phase I wind project. In 2009, IPL recorded AROs of $11.9 million related to its Whispering Willow - East wind project.
(b)	In 2009, IPL recorded liabilities settled of $1.2 million due to expenditures for asbestos and lead remediation at its Sixth Street and Prairie Creek Generating Stations required as a result of the impacts of the severe Midwest flooding at these generating stations in June 2008.

(17) VARIABLE INTEREST ENTITIES

After making an ongoing exhaustive effort, Alliant Energy and WPL concluded they were unable to obtain the information necessary from the counterparty (a subsidiary of Calpine Corporation) for the Riverside PPA for Alliant Energy and WPL to determine whether the counterparty is a VIE and if Alliant Energy is the primary beneficiary. This PPA is currently accounted for as an operating lease. The counterparty for the Riverside PPA sells a portion of its generating capacity to WPL and can sell its energy output to WPL. Alliant Energy’s and WPL’s maximum exposure to loss from this PPA is undeterminable due to the inability to obtain the necessary information to complete such evaluation. Alliant Energy’s (primarily WPL’s) costs, excluding fuel costs, related to the Riverside PPA were $28.2 million and $55.1 million for the three and nine months ended Sep. 30, 2010, and $26.7 million and $54.9 million for the three and nine months ended Sep. 30, 2009, respectively.

Refer to Note 1(e) for discussion of new accounting standards effective Jan. 1, 2010 that impact the accounting for VIEs.

(18) RELATED PARTIES

Service Agreement - Pursuant to a service agreement, IPL and WPL receive various administrative and general services from an affiliate, Corporate Services. These services are billed to IPL and WPL at cost based on expenses incurred by Corporate Services for the benefit of IPL and WPL, respectively. These costs consisted primarily of employee compensation, benefits and fees associated with various professional services. The amounts billed to IPL and WPL for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2010	2009	2010	2009
Corporate Services billings to IPL	$37.1	$41.9	$119.7	$116.6
Corporate Services billings to WPL	28.3	28.7	89.7	86.1

As of Sep. 30, 2010 and Dec. 31, 2009, net intercompany payables to Corporate Services were as follows (in millions):

	Sep. 30, 2010	Dec. 31, 2009
IPL	$79.6	$90.3
WPL	45.9	44.7

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2010	2009	2010	2009
ATC billings to WPL	$22.6	$20.8	$68.1	$63.0
WPL billings to ATC	2.8	4.0	8.2	8.8

As of Sep. 30, 2010 and Dec. 31, 2009, WPL owed ATC net amounts as follows (in millions):

	Sep. 30, 2010	Dec. 31, 2009
WPL owed ATC	$6.2	$5.4

(19) EARNINGS PER SHARE

A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per weighted average common share (EPS) calculation for the three and nine months ended Sep. 30 was as follows (in thousands):

	Three Months		Nine Months
	2010	2009	2010	2009
Weighted average common shares outstanding:
Basic EPS calculation	110,469	110,288	110,415	110,257
Effect of dilutive share-based awards	75	—	80	83

Diluted EPS calculation	110,544	110,288	110,495	110,340

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

	Three Months		Nine Months
	2010	2009	2010	2009
Options to purchase shares of common stock	—	308,458	—	363,206
Weighted average exercise price of options excluded	$—	$29.31	$—	$29.06

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Operating revenues:
Electric utility	$492.4	$417.9	$1,146.8	$1,022.7
Gas utility	28.1	22.6	187.9	208.1
Steam and other	14.3	17.4	43.9	63.3

Total operating revenues	534.8	457.9	1,378.6	1,294.1

Operating expenses:
Electric production fuel and energy purchases	130.2	131.0	332.0	347.0
Purchased electric capacity	39.9	38.6	112.3	108.6
Electric transmission service	51.4	31.4	134.9	101.3
Cost of gas sold	13.3	9.0	119.1	141.2
Other operation and maintenance	86.9	80.2	271.1	271.6
Depreciation and amortization	44.8	38.5	131.4	110.9
Taxes other than income taxes	12.6	12.6	38.6	39.0

Total operating expenses	379.1	341.3	1,139.4	1,119.6

Operating income	155.7	116.6	239.2	174.5

Interest expense and other:
Interest expense	21.4	20.6	62.0	56.4
Allowance for funds used during construction	(1.1)	(12.6)	(4.8)	(31.8)
Interest income and other	(0.2)	(0.3)	(0.2)	(0.7)

Total interest expense and other	20.1	7.7	57.0	23.9

Income before income taxes	135.6	108.9	182.2	150.6

Income taxes	35.0	36.1	50.7	16.7

Net income	100.6	72.8	131.5	133.9

Preferred dividend requirements	3.8	3.8	11.5	11.5

Earnings available for common stock	$96.8	$69.0	$120.0	$122.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	September 30, 2010	December 31, 2009
	(in millions)
Property, plant and equipment:
Electric plant in service	$4,621.0	$4,311.2
Gas plant in service	416.0	404.3
Steam plant in service	50.5	50.4
Other plant in service	250.6	251.8
Accumulated depreciation	(1,795.8)	(1,723.7)

Net plant	3,542.3	3,294.0
Construction work in progress:
Lansing Generating Station Unit 4 emission controls	—	137.0
Other	50.0	62.1
Other, less accumulated depreciation	58.0	46.3

Total property, plant and equipment	3,650.3	3,539.4

Current assets:
Cash and cash equivalents	2.6	0.4
Accounts receivable:
Customer, less allowance for doubtful accounts	—	123.3
Unbilled utility revenues	—	82.3
Other, less allowance for doubtful accounts	130.3	39.3
Income tax refunds receivable	85.6	103.4
Production fuel, at weighted average cost	89.8	101.1
Materials and supplies, at weighted average cost	34.0	29.1
Gas stored underground, at weighted average cost	28.9	17.4
Regulatory assets	78.6	75.8
Derivative assets	21.5	12.5
Other	12.9	14.2

Total current assets	484.2	598.8

Investments	15.9	15.6

Other assets:
Regulatory assets	740.2	668.0
Deferred charges and other	52.1	70.4

Total other assets	792.3	738.4

Total assets	$4,942.7	$4,892.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

CAPITALIZATION AND LIABILITIES	September 30, 2010	December 31, 2009

	(in millions, except per share and share amounts)

Capitalization:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	1,003.8	1,042.2
Retained earnings	374.4	254.4

Total Interstate Power and Light Company common equity	1,411.6	1,330.0
Cumulative preferred stock	183.8	183.8

Total equity	1,595.4	1,513.8
Long-term debt, net	1,308.5	1,158.7

Total capitalization	2,903.9	2,672.5

Current liabilities:
Commercial paper	—	190.0
Accounts payable	121.5	168.2
Accounts payable to associated companies	36.6	50.4
Regulatory liabilities	62.5	70.2
Accrued taxes	33.2	68.3
Accrued interest	23.1	24.4
Derivative liabilities	44.9	49.5
Other	50.3	37.7

Total current liabilities	372.1	658.7

Other long-term liabilities and deferred credits:
Deferred income taxes	800.1	690.4
Regulatory liabilities	586.8	574.5
Pension and other benefit obligations	132.3	119.2
Other	147.5	176.9

Total other long-term liabilities and deferred credits	1,666.7	1,561.0

Total capitalization and liabilities	$4,942.7	$4,892.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2010	2009
	(in millions)
Cash flows from operating activities:
Net income	$131.5	$133.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	131.4	110.9
Deferred tax expense and investment tax credits	98.8	54.0
Equity component of allowance for funds used during construction	(2.6)	(24.9)
Other	11.2	11.5
Other changes in assets and liabilities:
Accounts receivable	13.8	77.7
Sales of accounts receivable	100.0	35.0
Income tax refunds receivable	17.8	(52.8)
Production fuel	11.3	(30.0)
Regulatory assets	(85.6)	(105.1)
Prepaid gas costs	—	22.7
Accounts payable	(22.5)	(50.8)
Accrued taxes	(35.1)	(11.8)
Regulatory liabilities	27.3	110.3
Derivative liabilities	(3.3)	(19.3)
Deferred income taxes	10.4	88.7
Non-current taxes payable	(28.3)	34.7
Pension and other benefit obligations	13.1	(19.6)
Other	(10.2)	(15.1)

Net cash flows from operating activities	379.0	350.0

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(272.5)	(576.2)
Purchases of emission allowances	(9.1)	—
Insurance proceeds received for property damages	—	37.7
Other	(14.6)	(9.0)

Net cash flows used for investing activities	(296.2)	(547.5)

Cash flows from (used for) financing activities:
Preferred stock dividends	(11.5)	(11.5)
Capital contributions from parent	50.0	150.0
Repayment of capital to parent	(88.5)	(79.0)
Proceeds from issuance of long-term debt	350.0	300.0
Payments to retire long-term debt	(206.3)	(135.0)
Net change in short-term borrowings	(190.0)	(42.4)
Changes in cash overdrafts	18.7	19.1
Other	(3.0)	(4.8)

Net cash flows from (used for) financing activities	(80.6)	196.4

Net increase (decrease) in cash and cash equivalents	2.2	(1.1)
Cash and cash equivalents at beginning of period	0.4	6.2

Cash and cash equivalents at end of period	$2.6	$5.1

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$62.2	$53.3

Income taxes, net of refunds	($19.8)	($54.8)

Significant noncash investing and financing activities:
Accrued capital expenditures	$15.5	$49.4

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and nine months ended Sep. 30, 2010 and 2009, the condensed consolidated financial position at Sep. 30, 2010 and Dec. 31, 2009, and the condensed consolidated statements of cash flows for the nine months ended Sep. 30, 2010 and 2009 have been made. Results for the nine months ended Sep. 30, 2010 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2010. A change in management’s estimates or assumptions could have a material impact on IPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans -

Net Periodic Benefit Costs - The components of IPL’s net periodic benefit costs for its qualified defined benefit pension and other postretirement benefits plans for the three and nine months ended Sep. 30 were as follows (in millions):

	Qualified Defined Benefit Pension Plans				Other Postretirement Benefits Plans
	Three Months		Nine Months		Three Months		Nine Months
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$1.5	$1.5	$4.6	$4.5	$0.8	$0.7	$2.6	$2.3
Interest cost	4.2	4.0	12.4	12.1	1.6	1.9	5.2	5.5
Expected return on plan assets	(4.9)	(3.5)	(14.6)	(10.5)	(1.3)	(1.0)	(4.0)	(3.1)
Amortization of:
Transition obligation	—	—	—	—	—	—	0.1	0.1
Prior service cost (credit)	0.2	0.2	0.5	0.6	(0.5)	(0.4)	(0.6)	(1.2)
Actuarial loss	1.8	2.4	5.4	7.0	1.2	1.0	2.8	3.0

	$2.8	$4.6	$8.3	$13.7	$1.8	$2.2	$6.1	$6.6

In the above table, the qualified defined benefit pension plans costs represent only those respective costs for bargaining unit employees of IPL covered under the plans that are sponsored by IPL. The other postretirement benefits costs represent costs for all IPL employees. Corporate Services provides services to IPL, and as a result, IPL is allocated pension and other postretirement benefits costs associated with Corporate Services. The following table includes qualified pension benefits costs for IPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated qualified pension and other postretirement benefits costs (credits) associated with Corporate Services providing services to IPL for the three and nine months ended Sep. 30 as follows (in millions; Not Applicable (N/A)):

	Qualified Pension Benefits Costs				Other Postretirement Benefits Costs
	Three Months		Nine Months		Three Months		Nine Months
	2010	2009	2010	2009	2010	2009	2010	2009
Non-bargaining IPL employees participating in other plans	$—	$1.0	$0.1	$3.0	N/A	N/A	N/A	N/A
Allocated Corporate Service costs (credits)	—	0.4	(0.1)	1.3	$0.4	$0.4	$1.7	$1.3

Alliant Energy sponsors several non-qualified defined benefit pension plans that cover certain current and former key employees. The pension costs allocated to IPL for these plans for the three and nine months ended Sep. 30 was as follows (in millions):

	Three Months		Nine Months
	2010	2009	2010	2009
Pension costs allocated to IPL	$1.5	$0.8	$3.0	$2.6

Estimated Future Employer Contributions - IPL estimates that funding for the qualified defined benefit pension plans for its bargaining unit employees and other postretirement benefits plans during 2010 will be $0 and $8 million, respectively, of which $6 million has been contributed to the other postretirement benefits plans through Sep. 30, 2010.

(10) FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - Disclosure requirements for IPL’s recurring items subject to fair value measurements at Sep. 30, 2010 and Dec. 31, 2009 were as follows (in millions):

	Fair Value Measurements	Level 1	Level 2	Level 3
Sep. 30, 2010
Assets:
Derivative assets:
Commodity contracts	$15.2	$—	$8.1	$7.1
Foreign exchange contracts	7.5	—	—	7.5

Total derivative assets	22.7	—	8.1	14.6
Deferred proceeds	114.6	—	—	114.6
Available-for-sale securities	2.1	0.6	1.4	0.1
Liabilities:
Derivative liabilities:
Commodity contracts	49.7	—	49.6	0.1

Dec. 31, 2009
Assets:
Derivative assets:
Commodity contracts	11.8	—	8.5	3.3
Foreign exchange contracts	4.6	—	—	4.6

Total derivative assets	16.4	—	8.5	7.9
Available-for-sale securities	2.3	0.4	1.8	0.1
Liabilities:
Derivative liabilities:
Commodity contracts	53.0	—	51.1	1.9

Additional information for IPL’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three and nine months ended Sep. 30 was as follows (in millions):

	Derivative Assets and (Liabilities), net
	Commodity Contracts		Foreign Contracts		Deferred Proceeds		Available-for-sale Securities
Three months ended Sep. 30	2010	2009	2010	2009	2010	2009	2010	2009
Beginning balance, July 1	$9.7	$6.6	$8.4	$7.2	$68.1	$—	$0.1	$—
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	0.2	—	—	(4.5)	—	—	—	—
Transfers in and/or out of Level 3 (b)	0.1	(0.3)	—	—	—	—	—	—
Purchases, sales, issuances and settlements, net	(3.0)	(3.0)	(0.9)	0.2	46.5	—	—	—

Ending balance, Sep. 30	$7.0	$3.3	$7.5	$2.9	$114.6	$—	$0.1	$—

	Derivative Assets and (Liabilities), net
	Commodity Contracts		Foreign Contracts		Deferred Proceeds		Available-for-sale Securities
	2010	2009	2010	2009	2010	2009	2010	2009
Three months ended Sep. 30
The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets and liabilities held at Sep. 30 (a)	$0.2	$—	$—	($4.5)	$—	$—	$—	$—

	Derivative Assets and (Liabilities), net
	Commodity Contracts		Foreign Contracts		Deferred Proceeds		Available-for-sale Securities
	2010	2009	2010	2009	2010	2009	2010	2009
Nine months ended Sep. 30
Beginning balance, Jan. 1	$1.4	$1.4	$4.6	($1.1)	$—	$—	$0.1	$—
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	10.8	—	3.8	(4.5)	—	—	—	—
Transfers in and/or out of Level 3 (b)	0.1	—	—	—	—	—	—	—
Purchases, sales, issuances and settlements, net	(5.3)	1.9	(0.9)	8.5	114.6	—	—	—

Ending balance, Sep. 30	$7.0	$3.3	$7.5	$2.9	$114.6	$—	$0.1	$—

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets and liabilities held at Sep. 30 (a)	$10.8	$—	$3.8	($4.5)	$—	$—	$—	$—

(a)	Gains and losses related to derivative assets and liabilities are recorded in “Regulatory assets” and “Regulatory liabilities” on IPL’s Condensed Consolidated Balance Sheets.
(b)	Observable market inputs became available for certain commodity contracts previously classified as Level 3. The transfers were valued as of the beginning of the period.

(13) SEGMENTS OF BUSINESS

Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended Sep. 30, 2010
Operating revenues	$492.4	$28.1	$14.3	$534.8
Operating income (loss)	151.9	(0.7)	4.5	155.7
Earnings available for common stock				96.8

Three Months Ended Sep. 30, 2009
Operating revenues	417.9	22.6	17.4	457.9
Operating income (loss)	118.2	(1.0)	(0.6)	116.6
Earnings available for common stock				69.0

Nine Months Ended Sep. 30, 2010
Operating revenues	1,146.8	187.9	43.9	1,378.6
Operating income	213.7	18.1	7.4	239.2
Earnings available for common stock				120.0

Nine Months Ended Sep. 30, 2009
Operating revenues	1,022.7	208.1	63.3	1,294.1
Operating income (loss)	162.0	12.6	(0.1)	174.5
Earnings available for common stock				122.4

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)

Operating revenues:
Electric utility	$349.6	$307.4	$927.4	$878.5
Gas utility	18.4	16.5	143.0	153.7
Other	1.6	2.7	5.0	6.1

Total operating revenues	369.6	326.6	1,075.4	1,038.3

Operating expenses:
Electric production fuel and energy purchases	108.6	120.5	310.4	348.4
Purchased electric capacity	46.1	46.2	109.5	118.9
Electric transmission service	25.7	23.7	75.6	70.8
Cost of gas sold	6.5	4.9	85.8	99.3
Other operation and maintenance	56.5	49.8	175.0	165.7
Depreciation and amortization	29.2	29.8	79.0	85.0
Taxes other than income taxes	10.3	10.2	31.4	30.9

Total operating expenses	282.9	285.1	866.7	919.0

Operating income	86.7	41.5	208.7	119.3

Interest expense and other:
Interest expense	20.0	19.9	58.5	54.6
Equity income from unconsolidated investments	(9.3)	(9.5)	(28.4)	(27.6)
Allowance for funds used during construction	(3.9)	(1.3)	(9.6)	(2.9)
Interest income and other	0.1	(0.1)	—	(0.3)

Total interest expense and other	6.9	9.0	20.5	23.8

Income before income taxes	79.8	32.5	188.2	95.5

Income taxes	29.8	11.5	71.0	31.6

Net income	50.0	21.0	117.2	63.9

Preferred dividend requirements	0.8	0.8	2.5	2.5

Earnings available for common stock	$49.2	$20.2	$114.7	$61.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
ASSETS	2010	2009
	(in millions)
Property, plant and equipment:
Electric plant in service	$2,800.2	$2,726.5
Gas plant in service	406.7	393.8
Other plant in service	225.2	219.8
Accumulated depreciation	(1,231.4)	(1,185.8)

Net plant	2,200.7	2,154.3
Leased Sheboygan Falls Energy Facility, less accumulated amortization	90.9	95.5
Construction work in progress:
Bent Tree - Phase I wind project	354.8	165.5
Other	62.5	39.4
Other, less accumulated depreciation	20.8	21.0

Total property, plant and equipment	2,729.7	2,475.7

Current assets:
Cash and cash equivalents	35.5	18.5
Accounts receivable:
Customer, less allowance for doubtful accounts	84.7	80.8
Unbilled utility revenues	59.4	86.7
Other, less allowance for doubtful accounts	45.1	45.7
Income tax refunds receivable	54.6	81.3
Production fuel, at weighted average cost	38.4	39.1
Materials and supplies, at weighted average cost	26.3	22.7
Gas stored underground, at weighted average cost	20.1	27.4
Regulatory assets	68.2	78.6
Prepaid gross receipts tax	28.1	38.5
Deferred income taxes	32.7	24.7
Derivative assets	9.1	11.2
Other	19.9	5.6

Total current assets	522.1	560.8

Investments:
Investment in American Transmission Company LLC	225.5	218.6
Other	20.5	22.7

Total investments	246.0	241.3

Other assets:
Regulatory assets	334.2	331.3
Deferred charges and other	58.3	72.3

Total other assets	392.5	403.6

Total assets	$3,890.3	$3,681.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

CAPITALIZATION AND LIABILITIES	September 30, 2010	December 31, 2009
	(in millions, except per share and share amounts)
Capitalization:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value- 18,000,000 shares authorized; 13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	844.0	768.9
Retained earnings	452.1	419.6

Total Wisconsin Power and Light Company common equity	1,362.3	1,254.7
Cumulative preferred stock	60.0	60.0
Long-term debt, net (excluding current portion)	1,081.7	931.6

Total capitalization	2,504.0	2,246.3

Current liabilities:
Current maturities of long-term debt	—	100.0
Accounts payable	119.8	99.6
Accounts payable to associated companies	19.2	15.7
Regulatory liabilities	20.8	32.5
Accrued interest	18.1	24.1
Derivative liabilities	48.1	51.0
Other	38.7	39.5

Total current liabilities	264.7	362.4

Other long-term liabilities and deferred credits:
Deferred income taxes	575.1	490.8
Regulatory liabilities	154.9	159.6
Capital lease obligations - Sheboygan Falls Energy Facility	107.9	110.4
Pension and other benefit obligations	129.8	121.7
Other	153.9	190.2

Total long-term liabilities and deferred credits	1,121.6	1,072.7

Total capitalization and liabilities	$3,890.3	$3,681.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2010	2009
	(in millions)
Cash flows from operating activities:
Net income	$117.2	$63.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	79.0	85.0
Other amortizations	29.6	26.3
Deferred tax expense and investment tax credits	72.4	102.6
Equity income from unconsolidated investments	(28.4)	(27.6)
Distributions from equity method investments	24.5	22.4
Other	(6.2)	(2.0)
Other changes in assets and liabilities:
Accounts receivable	20.8	62.7
Income tax refunds receivable	26.7	(55.0)
Gas stored underground	7.3	18.1
Regulatory assets	(22.8)	(42.6)
Accounts payable	10.4	(15.1)
Regulatory liabilities	(8.7)	(31.6)
Derivative liabilities	0.8	34.3
Non-current taxes payable	(38.8)	21.6
Pension and other benefit obligations	8.1	(16.4)
Other	1.9	9.5

Net cash flows from operating activities	293.8	256.1

Cash flows used for investing activities:
Utility construction and acquisition expenditures:
Neenah Energy Facility and related assets	—	(92.4)
Other	(315.1)	(324.0)
Advances for customer energy efficiency projects	(11.3)	(19.1)
Collections of advances for customer energy efficiency projects	22.8	50.0
Other	(9.7)	(11.2)

Net cash flows used for investing activities	(313.3)	(396.7)

Cash flows from financing activities:
Common stock dividends	(82.2)	(68.2)
Preferred stock dividends	(2.5)	(2.5)
Capital contributions from parent	75.0	100.0
Proceeds from issuance of long-term debt	150.0	250.0
Payments to retire long-term debt	(100.0)	—
Net change in short-term borrowings	—	(43.7)
Other	(3.8)	(8.8)

Net cash flows from financing activities	36.5	226.8

Net increase in cash and cash equivalents	17.0	86.2
Cash and cash equivalents at beginning of period	18.5	4.5

Cash and cash equivalents at end of period	$35.5	$90.7

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$64.5	$56.5

Income taxes, net of refunds	$13.9	($36.2)

Significant noncash investing and financing activities:
Accrued capital expenditures	$21.5	$16.0

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

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The interim condensed consolidated financial statements included herein have been prepared by WPL, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include WPL and its consolidated subsidiary. WPL is a direct subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in WPL’s latest combined Annual Report on Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and nine months ended Sep. 30, 2010 and 2009, the condensed consolidated financial position at Sep. 30, 2010 and Dec. 31, 2009, and the condensed consolidated statements of cash flows for the nine months ended Sep. 30, 2010 and 2009 have been made. Results for the nine months ended Sep. 30, 2010 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2010. A change in management’s estimates or assumptions could have a material impact on WPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans -

Net Periodic Benefit Costs - The components of WPL’s net periodic benefit costs for its qualified defined benefit pension and other postretirement benefits plans for the three and nine months ended Sep. 30 were as follows (in millions):

	Qualified Defined Benefit Pension Plan				Other Postretirement Benefits Plans
	Three Months		Nine Months		Three Months		Nine Months
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$1.2	$1.3	$3.6	$3.9	$0.9	$0.8	$2.7	$2.5
Interest cost	3.9	3.9	11.8	11.7	1.3	1.3	4.2	4.1
Expected return on plan assets	(4.8)	(3.5)	(14.3)	(10.5)	(0.4)	(0.2)	(1.0)	(0.8)
Amortization of:
Prior service cost (credit)	0.2	0.1	0.4	0.4	(0.2)	(0.2)	(0.2)	(0.7)
Actuarial loss	2.2	2.8	6.4	8.5	0.7	0.3	1.7	1.0
Curtailment loss (a)	—	—	—	0.7	—	—	—	—
Special termination benefits costs (b)	—	—	—	0.5	—	—	—	—

	$2.7	$4.6	$7.9	$15.2	$2.3	$2.0	$7.4	$6.1

(a)	Refer to Note 6(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details on the $0.7 million curtailment loss recognized by WPL in the second quarter of 2009.
(b)	For the nine months ended Sep. 30, 2009, WPL recognized special termination benefits costs of $0.5 million related to the bargaining unit pension plan that is sponsored by WPL as a result of the elimination of certain operations positions in the second quarter of 2009.

In the above table, the qualified defined benefit pension plan costs represent only those respective costs for bargaining unit employees of WPL covered under the plan that is sponsored by WPL. The other postretirement benefits costs represent costs for all WPL employees. Corporate Services provides services to WPL, and as a result, WPL is allocated pension and other postretirement benefits costs associated with Corporate Services. The following table includes qualified pension benefits costs for WPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated qualified pension and other postretirement benefits costs (credits) associated with Corporate Services providing services to WPL for the three and nine months ended Sep. 30 as follows (in millions; Not Applicable (N/A)):

	Qualified Pension Benefits Costs				Other Postretirement Benefits Costs
	Three Months		Nine Months		Three Months		Nine Months
	2010	2009	2010	2009	2010	2009	2010	2009
Non-bargaining WPL employees participating in other plans	$0.2	$0.8	$0.6	$2.5	N/A	N/A	N/A	N/A
Allocated Corporate Service costs (credits)	(0.1)	0.3	(0.1)	0.8	$0.3	$0.3	$1.1	$0.9

Alliant Energy sponsors several non-qualified defined benefit pension plans that cover certain current and former key employees. The pension costs allocated to WPL for these plans for the three and nine months ended Sep. 30 was as follows (in millions):

	Three Months		Nine Months
	2010	2009	2010	2009
Pension costs allocated to WPL	$1.0	$0.4	$1.8	$1.6

Estimated Future Employer Contributions - WPL estimates that funding for the qualified defined benefit pension plan for its bargaining unit employees and other postretirement benefits plans during 2010 will be $0 and $10 million, respectively, of which $7 million has been contributed to the other postretirement benefits plans through Sep. 30, 2010.

(10) FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - Disclosure requirements for WPL’s recurring items subject to fair value measurements at Sep. 30, 2010 and Dec. 31, 2009 were as follows (in millions):

	Fair Value Measurements	Level 1	Level 2	Level 3
Sep. 30, 2010
Derivative assets:
Commodity contracts	$11.2	$—	$8.4	$2.8
Derivative liabilities:
Commodity contracts	66.9	—	63.0	3.9
Foreign exchange contracts	0.2	—	—	0.2

Total derivative liabilities	67.1	—	63.0	4.1

Dec. 31, 2009
Derivative assets:
Commodity contracts	15.3	—	11.5	3.8
Derivative liabilities:
Commodity contracts	64.8	—	62.2	2.6
Foreign exchange contracts	1.5	—	—	1.5

Total derivative liabilities	66.3	—	62.2	4.1

Additional information for WPL’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three and nine months ended Sep. 30 was as follows (in millions):

	Derivative Assets and (Liabilities), net
	Commodity Contracts		Foreign Contracts
Three months ended Sep. 30	2010	2009	2010	2009
Beginning balance, July 1	$0.6	($1.5)	($0.5)	($2.0)
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(0.6)	—	—	—
Transfers in and/or out of Level 3 (b)	(0.3)	7.0	—	—
Purchases, sales, issuances and settlements, net	(0.8)	(1.5)	0.3	0.4

Ending balance, Sep. 30	($1.1)	$4.0	($0.2)	($1.6)

	Derivative Assets and (Liabilities), net
	Commodity Contracts		Foreign Contracts
Three months ended Sep. 30	2010	2009	2010	2009
The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets and liabilities held at Sep. 30 (a)	($0.6)	$—	$—	$—

	Derivative Assets and (Liabilities), net
	Commodity Contracts		Foreign Contracts
Nine months ended Sep. 30	2010	2009	2010	2009
Beginning balance, Jan. 1	$1.2	$8.9	($1.5)	$5.5
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	0.8	(0.1)	—	(0.4)
Transfers in and/or out of Level 3 (b)	(0.2)	—	—	—
Purchases, sales, issuances and settlements, net	(2.9)	(4.8)	1.3	(6.7)

Ending balance, Sep. 30	($1.1)	$4.0	($0.2)	($1.6)

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets and liabilities held at Sep. 30 (a)	$0.8	$—	$—	$—

(a)	Recorded in “Regulatory assets” and “Regulatory liabilities” on WPL’s Condensed Consolidated Balance Sheets.
(b)	Observable market inputs became available for certain commodity contracts previously classified as Level 3. The transfers were valued as of the beginning of the period.

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

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended Sep. 30, 2010
Operating revenues	$349.6	$18.4	$1.6	$369.6
Operating income (loss)	89.2	(2.2)	(0.3)	86.7
Earnings available for common stock				49.2

Three Months Ended Sep. 30, 2009
Operating revenues	307.4	16.5	2.7	326.6
Operating income (loss)	43.3	(1.5)	(0.3)	41.5
Earnings available for common stock				20.2

Nine Months Ended Sep. 30, 2010
Operating revenues	927.4	143.0	5.0	1,075.4
Operating income (loss)	194.6	15.7	(1.6)	208.7
Earnings available for common stock				114.7

Nine Months Ended Sep. 30, 2009
Operating revenues	878.5	153.7	6.1	1,038.3
Operating income (loss)	105.7	14.3	(0.7)	119.3
Earnings available for common stock				61.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MDA)

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

CONTENTS OF MDA

Alliant Energy’s, IPL’s and WPL’s MDA consists of the following information:

EXECUTIVE SUMMARY

Description of Business

General - Alliant Energy is an investor-owned public utility holding company whose primary subsidiaries are IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation and distribution of electric energy and the distribution and transportation of natural gas in selective markets in Iowa and southern Minnesota. WPL is a public utility engaged principally in the generation and distribution of electric energy and the distribution and transportation of natural gas in selective markets in southern and central Wisconsin. WPL also owns an approximate 16% interest in ATC, a transmission-only utility operating in Wisconsin, Michigan, Illinois and Minnesota. Resources is the parent company for Alliant Energy’s non-regulated businesses including Transportation (short-line railway and barge transportation services), RMT (environmental, consulting, engineering and renewable energy services), Non-regulated Generation (electric generating facilities management), and several other modest investments. Corporate Services provides administrative services to Alliant Energy and its subsidiaries. An illustration of Alliant Energy’s primary businesses is shown below.

Alliant Energy

Utility		Non-regulated and Parent
- Electric and gas services in IA (IPL)		- Transportation (Resources)
- Electric and gas services in WI (WPL)		- RMT (Resources)
- 16% interest in ATC (WPL)		- Non-regulated Generation (Resources)
- Electric and gas services in MN (IPL)		- Parent Company
- Corporate Services

Financial Results

Alliant Energy’s net income (loss) and EPS attributable to Alliant Energy common shareowners for the third quarter were as follows (dollars in millions, except per share amounts):

	2010		2009
	Income (Loss)	EPS	Income (Loss)	EPS
Continuing operations:
Utility	$146.0	$1.32	$89.2	$0.81
Non-regulated and parent	4.9	0.05	(132.8)	(1.21)

Income (loss) from continuing operations	150.9	1.37	(43.6)	(0.40)
Loss from discontinued operations	(1.8)	(0.02)	(0.7)	—

Total	$149.1	$1.35	($44.3)	($0.40)

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

Utility - Higher income from continuing operations in the third quarter of 2010 compared to the same period in 2009 was primarily due to:

•	$0.39 per share of higher revenues resulting from non-fuel retail rate increases implemented at IPL and WPL in 2010;

•	an estimated $0.19 per share decrease in revenues in the third quarter of 2009 from lower sales due to cooler than normal weather during the summer of 2009;

•	an estimated $0.11 per share increase in revenues in the third quarter of 2010 from higher sales due to warmer than normal weather during the summer of 2010; and

•	$0.05 per share of income tax benefits resulting from the completion of certain federal income tax audits in the third quarter of 2010.

These items were partially offset by:

•	$0.12 per share of higher electric transmission service expenses at IPL;

•	$0.05 per share of lower AFUDC primarily due to lower wind construction work in progress balances;

•	$0.05 per share of higher incentive compensation expenses; and

•	$0.04 per share of higher depreciation and operating expenses for IPL’s Whispering Willow - East wind project, which was placed into service in late 2009.

Non-regulated and parent - Higher income from continuing operations in the third quarter of 2010 compared to the same period in 2009 was primarily due to a $1.16 per share loss incurred in the third quarter of 2009 on the early extinguishment of Alliant Energy’s Exchangeable Senior Notes due 2030 and lower income tax expense partially due to income tax benefits from the completion of certain federal income tax audits in the third quarter of 2010.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting their respective earnings during the third quarter of 2010 and 2009.

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

•

October 2010 - The IUB approved IPL’s updated Emissions Plan and Budget (EPB), which includes various emission control projects for its electric generating facilities including a planned scrubber to be installed at IPL’s Lansing Unit 4 generating facility and a planned scrubber and baghouse to be installed at IPL’s Ottumwa generating facility.

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

•

March 2010 - IPL filed a request with the IUB to increase annual electric rates for its Iowa retail customers by $163 million, or approximately 14%. The request was based on a 2009 historical test year. An interim retail rate increase of $119 million, or approximately 10% on an annual basis, was implemented effective March 20, 2010 and will be subject to refund pending determination of final rates. As a part of its filing, IPL also proposed a customer cost management plan to help mitigate the impact of any rate increase on customers. In September 2010, IPL filed rebuttal testimony with the IUB and revised its request for an annual electric retail rate increase to $150 million, or approximately 13%.

•

March 2010 and January 2010 - IPL filed proposals with each of the IUB and MPUC to implement an automatic adjustment clause for electric transmission service costs incurred by IPL to serve its customers in Iowa and Minnesota.

•

April 2010 - WPL filed a request with the PSCW to reopen the rate order for its 2010 test year to increase annual retail electric rates by $35 million, or approximately 4%. The request was based on a forward-looking test period that included 2011. In August 2010, WPL revised its request for an annual retail rate increase to $19 million, or approximately 2%.

•

April 2010 - WPL filed a request with the PSCW to increase annual retail electric rates by $9 million to recover anticipated increased electric production fuel and energy purchases (fuel-related costs) in 2010. WPL received approval from the PSCW to implement an interim rate increase of $9 million, on an annual basis, effective in June 2010, subject to refund pending determination of final rates. As of Sep. 30, 2010, WPL reserved $3 million, including interest, for refunds anticipated to be paid to WPL’s retail electric customers related to this interim retail rate increase.

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

•

August 2010 - The Office of Consumer Advocate (OCA) in Iowa filed rebuttal testimony with the IUB that included a request to decrease annual electric rates for IPL’s Iowa retail customers by $4 million, or approximately 0.3%. The primary differences between the rate change requests filed by IPL and the OCA relate to recovery of electric transmission service costs, weather normalizing electric sales during the 2009 test period, recovery of costs for IPL’s Whispering Willow - East wind project in excess of the cost cap and recovery of costs for Sixth Street.

•

August 2010 - The PSCW sent proposed new fuel rules to the Wisconsin legislature that would allow Wisconsin utilities to automatically defer electric fuel-related costs that fall outside a symmetrical cost tolerance band and reflect the over/under recovery of these deferred costs in future billings to its retail customers. In October 2010, a Wisconsin State Senate Committee voted to send the fuel rules back to the PSCW for further revisions, stating that the new rules are inconsistent with what the legislature intended. The new fuel rules would need to be approved by the Wisconsin legislature by Nov. 15, 2010 in order to be effective on Jan. 1, 2011.

Refer to “Rate Matters” for additional details regarding regulatory developments.

Environmental Matters

Alliant Energy, IPL and WPL are subject to regulation of environmental matters by various federal, state and local authorities. Key environmental developments during 2010 that may impact Alliant Energy, IPL and WPL include:

•

January 2010 - The EPA issued an information collection request for coal- and oil-fired electric utility steam generation units over 25 MW in order to develop a proposed Utility MACT Rule for the control of mercury and other federal hazardous air pollutants. The EPA is currently negotiating a consent decree that could require the agency to propose Utility MACT Rules no later than March 2011 and promulgate final standards no later than November 2011.

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

•

June 2010 - The EPA issued a final rule that establishes a new one-hour NAAQS for SO2 at a level of 75 parts per billion (ppb) measured over one hour. Compliance with the new SO2 NAAQS rule is currently expected to be required by 2017. The final rule is being challenged by several groups in the D.C. Circuit Court and a petition to stay the SO2 NAAQS has been filed by several groups.

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

•	September 2010 - The Sierra Club filed complaints in U.S. District Court against WPL alleging air permitting violations at WPL’s Nelson Dewey, Columbia and Edgewater generating facilities.

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

•

July 2010 - The Dodd-Frank Wall Street Reform and Consumer Protection Act (Act) was enacted. One of the most significant financial provisions of the Act for Alliant Energy, IPL and WPL is a commercial end-user exemption that is expected to allow utilities to continue trading derivatives “over-the-counter” without having to make such trades through cleared exchanges with collateral requirements.

•

September 2010 - The SBJA was enacted. The most significant provisions of the SBJA for Alliant Energy, IPL and WPL provide a one-year extension of the 50% bonus tax depreciation deduction for certain expenditures for property that is acquired or constructed in 2010.

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

•

August 2010 - The MPUC issued an order that determined IPL does not need to obtain authorization to issue securities as long as IPL is not organized under the laws of Minnesota and the securities issued do not encumber any of its property in the state of Minnesota.

•	August 2010 - IPL issued $200 million of 3.65% senior debentures due 2020 and used the proceeds in September 2010 to retire $200 million of its 6.75% senior debentures due 2011.

•	September 2010 - At Sep. 30, 2010, Alliant Energy and its subsidiaries had $623 million of available capacity under their revolving credit facilities and $137 million of cash and cash equivalents.

•

October 2010 - The MPUC denied IPL’s petition for approval of an amended affiliate interest agreement related to its sale of receivables program and deferred the issue to IPL’s current Minnesota retail electric rate case proceeding.

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

Utility Generation Plans - The generation projects in the current utility generation plans for Alliant Energy, IPL and WPL through 2013 are as follows (To Be Determined (TBD); Not Applicable (N/A)):

Primary Generation Type	Project Name / Location	Capacity (MW)	Expected Availability Date	Cost Estimate (a)	Current Capitalized Costs (b)	Actual /Expected Regulatory Decision Date
IPL or WPL:
Wind	TBD	100	TBD	$225-$275	$33	TBD

WPL:
Wind	Bent Tree -Phase I Freeborn County, MN	200	Q4 2010 and Q1 2011	440 -460	344	October 2009

Natural-gas	Riverside Energy Center Beloit, WI	600	2013	365 -375	N/A	2012 - 2013

Coal	25% of Edgewater Unit 5 Sheboygan, WI	95	Q4 2010	40 -45	N/A	Q4 2010

					$377

(a)	Cost estimates represent IPL’s or WPL’s estimated portion of the total escalated construction and acquisition expenditures in millions of dollars and exclude AFUDC, if applicable.
(b)	Costs represent capitalized expenditures in millions of dollars recorded in “Property, plant and equipment” on the respective Condensed Consolidated Balance Sheets as of Sep. 30, 2010 and exclude AFUDC, if applicable.

IPL’s or WPL’s Wind Project - IPL or WPL plan to utilize the final 100 MW of wind turbine generators and related equipment under the master supply agreement entered into with Vestas in 2008 for the development of a wind project. As of Sep. 30, 2010, IPL has made progress payments of $33 million to Vestas for the 100 MW of wind turbine generator sets and related equipment.

Bent Tree -

Construction status - Construction of Bent Tree - Phase I began in April 2010 and is expected to take up to 12 months to complete. WPL is utilizing 200 MW of wind turbine generator sets and related equipment under the master supply agreement entered into with Vestas in 2008 for the Bent Tree - Phase I wind project. In 2009 and for the nine months ended Sep. 30, 2010, WPL made progress payments of $146 million and $98 million, respectively, to Vestas for the 200 MW of wind turbine generator sets and related equipment. These progress payments are included in the $344 million of current capitalized costs in the above table.

Regulatory approval - In July 2009, WPL received an order from the PSCW granting a Certificate of Authority (CA) to construct the 200 MW project. In August 2009, Wisconsin Industrial Energy Group, Inc. and Citizens Utility Board (CUB) filed a Petition for Review with the Circuit Court of Dane County, Wisconsin seeking judicial review of: 1) the PSCW’s November 2008 interim order that determined WPL’s application for the Bent Tree - Phase I wind project must be reviewed under the CA statute and not the Certificate of Public Convenience and Necessity statute; and 2) the PSCW’s July 2009 final order that granted WPL a CA to construct the Bent Tree - Phase I wind project. In September 2010, the Petition for Review was denied by the Circuit Court of Dane County, Wisconsin.

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

IPL’s Sixth Street Generating Station - Refer to Note 1(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of a decision by Alliant Energy and IPL not to rebuild the electric operations at Sixth Street and IPL’s request for recovery during its current retail rate cases in Iowa and Minnesota for its $23 million of remaining net assets for Sixth Street as well as the $4 million of Sixth Street assets impaired in the second quarter of 2010.

Environmental Compliance Plans - Alliant Energy, IPL and WPL have developed environmental compliance plans to help ensure cost effective compliance with current and proposed environmental regulations expected to significantly reduce future emissions of NOx, SO2 and mercury at their generating facilities. Alliant Energy, IPL and WPL review and update, as deemed necessary and in accordance with regulatory requirements, their environmental compliance plans to address various external factors including developments related to environmental regulations. In July 2010, the EPA released its proposed CAIR replacement rule, referred to as the proposed Transport Rule. Alliant Energy, IPL and WPL are currently evaluating the potential impacts of the proposed Transport Rule on their environmental compliance plans and do not currently expect any changes to the emission control projects identified below as a result of the proposed rule. Refer to “Environmental Matters” for details of the proposed Transport Rule. The following provides details of current capital expenditure estimates for 2010 through 2012 for emission control projects included in Alliant Energy’s, IPL’s and WPL’s current environmental compliance plans (in millions):

Generating Unit	Emissions Controlled	Technology	2010	2011	2012
IPL:
Lansing Unit 4	NOx, Mercury and SO2	SCR, Baghouse and Scrubber	$60	$5	$30
Ottumwa (a)	SO2 and Mercury	Scrubber and Baghouse	—	40	40

			60	45	70

WPL:
Edgewater Unit 5 (b)	NOx	SCR	20	60	60
Columbia Units 1 and 2 (a)	SO2 and Mercury	Scrubber and Baghouse	—	20	95

			20	80	155

Alliant Energy			$80	$125	$225

(a)	Capital expenditure estimates above represent IPL’s or WPL’s estimated portion of total capital expenditures.
(b)	Capital expenditure estimates above assume WPL acquires WEPCO’s 25% ownership interest in Edgewater Unit 5 in the fourth quarter of 2010.

IPL’s Emission Control Projects - In October 2010, the IUB approved the most recent EPB filed by IPL in April 2010. This EPB includes the emission control projects listed in the above table and discussed below.

Lansing Unit 4 - IPL completed the installation of an SCR system and a baghouse at Lansing Unit 4 and placed these projects into service in July 2010. As of Sep. 30, 2010, Alliant Energy and IPL incurred capitalized expenditures of $91 million and recognized $6 million of AFUDC for the SCR system and incurred capitalized expenditures of $87 million and recognized $3 million of AFUDC for the baghouse at Lansing Unit 4. These capitalized expenditures related to the SCR system and baghouse are recorded in “Electric plant in service” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets at Sep. 30, 2010. Refer to “Rate Matters - Retail Base Rate Filings” for discussion of IPL’s pending retail rate cases in Iowa and Minnesota that include requests for recovery of investments in these emission control projects at Lansing Unit 4.

IPL’s current EPB approved by the IUB in October 2010 includes plans to install a scrubber at Lansing Unit 4 to reduce SO2 emissions at the generating facility. The scrubber at Lansing Unit 4 is expected to support compliance obligations for anticipated air quality regulatory requirements including the proposed Transport Rule and the Utility MACT Rule. IPL’s capital expenditures, excluding AFUDC, for the scrubber are currently estimated to be between $40 million to $60 million, a portion of which is included in the above estimates for Alliant Energy’s and IPL’s environmental compliance plans. Alliant Energy and IPL currently expect the scrubber at Lansing Unit 4 to be placed into service in 2013.

Ottumwa Generating Station (Ottumwa) - IPL’s current EPB approved by the IUB in October 2010 includes plans to install a scrubber and baghouse at Ottumwa to reduce SO2 and mercury emissions at the generating facility. The scrubber and baghouse at Ottumwa are expected to support compliance obligations for anticipated air quality regulatory requirements including the proposed Transport Rule and the Utility MACT Rule. IPL’s portion of total capital expenditures, excluding AFUDC, for the scrubber and baghouse is currently estimated to be between $135 million to $175 million, a portion of which is included in the above estimates for Alliant Energy’s and IPL’s environmental compliance plans. Alliant Energy and IPL currently expect the scrubber and baghouse at Ottumwa to be placed into service in 2014.

WPL’s Emission Control Projects -

Edgewater Unit 5 - In May 2010, WPL received an order from the PSCW authorizing the installation of an SCR system at Edgewater Unit 5 to reduce NOx emissions at the facility. Construction began in the third quarter of 2010 and is expected to be completed prior to May 2013 when additional NOx emission reductions at Edgewater are required for WPL to comply with 2013 Wisconsin RACT Rule compliance deadlines. As of Sep. 30, 2010, Alliant Energy and WPL recorded $10 million of capitalized expenditures related to this project in “Construction work in progress - other” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets. Total capital expenditures, excluding AFUDC, for the Edgewater Unit 5 SCR are currently estimated to be approximately $155 million assuming WPL acquires WEPCO’s 25% ownership interest in Edgewater Unit 5 in the fourth quarter of 2010.

Columbia Units 1 and 2 - WPL has not yet begun installing scrubbers and baghouses at Columbia Units 1 and 2 pending PSCW approval of the CA application for these projects. In September 2010, the PSCW discussed the CA application and requested information regarding an alternative emission control project that would only address mercury emissions at Columbia Units 1 and 2 for compliance with the Wisconsin State Mercury Rule beginning in 2015. WPL plans to submit the requested information in November 2010. WPL currently expects the PSCW to issue a ruling on its CA application for these projects in the first half of 2011.

RATE MATTERS

A summary of Alliant Energy’s rate matters is included in the 2009 Form 10-K and has not changed materially from the items reported in the 2009 Form 10-K, except as described below.

Retail Base Rate Filings - Details of IPL’s and WPL’s retail base rate cases impacting their historical and future results of operations are as follows (dollars in millions; Electric (E); Gas (G); Not Applicable (N/A); To Be Determined (TBD)):

Retail Base Rate Cases	Utility Type	Filing Date	Interim Increase Implemented (a)	Interim Effective Date	Final Increase Granted	Expected/ Actual Final Effective Date	Return on Common Equity
WPL:
2011 Test Year	E	Apr-10	N/A	N/A	TBD	Jan-11	N/A
2010 Test Year	E/G	May-09	N/A	N/A	E-$59; G-$6	Jan-10	10.4%
IPL:
Minnesota 2009 Test Year	E	May-10	$14	Jul-10	TBD	Q3-11	TBD
Iowa 2009 Test Year	E	Mar-10	119	Mar-10	TBD	Q1-11	TBD
Iowa 2008 Test Year	E	Mar-09	84	Mar-09	84	Feb-10	(b)

(a)	In Iowa, IPL’s interim rates are implemented 10 days after the filing date, without regulatory review and subject to refund, pending determination of final rates. In Minnesota, IPL’s interim rates are implemented 60 days after the filing date, with regulatory review and subject to refund, pending determination of final rates. The amount of the interim rates is replaced by the amount of final rates once the final rates are granted.

(b)	Emery Generating Station - 12.23% and Other - 10.5%

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

In August 2010, WPL revised its request for an annual retail electric rate increase to $19 million, or approximately 2%. The primary differences between WPL’s original request in April 2010 and its revised request filed in August 2010 relates to reduced variable fuel expenses, increased wind generation production tax credits and the impact of the $9 million annual rate increase implemented in June 2010 with the interim order in WPL’s 2010 test year retail fuel-related rate filing, which is discussed below. Any rate changes granted are expected to be effective on Jan. 1, 2011.

WPL’s Retail Rate Case (2010 Test Year) - In December 2009, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $59 million, or approximately 6%, and an annual retail natural gas rate increase of $6 million, or approximately 2%, effective Jan. 1, 2010. The annual retail electric rate increase of $59 million reflects an increase in the non-fuel component of rates and a decrease in the fuel component of rates.

IPL’s Minnesota Retail Electric Rate Case (2009 Test Year) - In May 2010, IPL filed a request with the MPUC to increase annual rates for its Minnesota retail electric customers by $15 million, or approximately 22%. The request was based on a 2009 historical test year as adjusted for certain known and measurable items at the time of the filing. The key drivers for the filing include recovery of investments in the Whispering Willow - East wind project and emission control projects at Lansing Unit 4, and recovery of increased electric transmission service costs. IPL is requesting a return on common equity of 10.5% and a regulatory capital structure of 46.8% common equity, 41.9% long-term debt, 6.4% short-term debt and 4.9% preferred equity. In conjunction with the filing, IPL implemented an interim retail rate increase of $14 million on an annual basis, effective in July 2010. The interim retail rate increase was approved by the MPUC and is subject to refund pending determination of final rates from the request. As of Sep. 30, 2010, Alliant Energy and IPL did not believe any refunds related to the interim rate increase for IPL’s Minnesota retail electric customers were probable and reasonably estimable and therefore no rate refund reserves were recorded.

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

An interim retail rate increase of $119 million, or approximately 10% on an annual basis, was implemented effective March 20, 2010 without regulatory review and will be subject to refund pending determination of final rates. As of Sep. 30, 2010, Alliant Energy and IPL did not believe any refunds related to the interim rate increase for IPL’s Iowa retail electric customers were probable and reasonably estimable and therefore no rate refund reserves were recorded.

These interim rates include the impact of increased transmission service rates billed by ITC that went into effect on Jan. 1, 2010. Refer to “Proposed Changes to Rate Recovery Mechanisms” below for discussion of IPL’s proposal to implement an automatic cost recovery rider for annual changes in electric transmission service costs effective with final rates.

In September 2010, IPL filed rebuttal testimony with the IUB and revised its request for an annual electric retail rate increase to $150 million, or approximately 13%. The primary differences between IPL’s original request in March 2010 and its rebuttal position filed in September 2010 relate to a reduction in depreciation expense for its Lansing Unit 4 emission control projects and a reduction in debt costs resulting from the refinancing of $200 million of IPL’s long-term debt in the third quarter of 2010. In August 2010, the OCA in Iowa filed rebuttal testimony with the IUB that included a request to decrease annual electric rates for IPL’s Iowa retail customers by $4 million, or approximately 0.3%. The primary differences between the requests filed by IPL and the OCA relate to recovery of electric transmission service costs, weather normalizing electric sales during the 2009 test period, recovery of costs for IPL’s Whispering Willow - East wind project in excess of the cost cap and recovery of costs for Sixth Street.

The interim rate increase of $119 million and the current request for a final rate increase of $150 million were calculated based on the following:

	Interim Rates	Final Rates - Current Request (a)
Regulatory capital structure:
Common equity	49.5%	51.3%
Long-term debt	42.9%	42.3%
Preferred equity	7.6%	6.4%
Weighted average cost of capital:
Emery Generating Station (Return on Common Equity - 12.2%)	9.6%	9.4%
Whispering Willow - East (Return on Common Equity - 11.7%)	9.4%	9.1%
Other (Return on Common Equity - 10.5%)	8.8%	8.5%
2009 proposed electric rate base (b)	$2.2 billion	$2.5 billion

(a)	In September 2010, IPL filed rebuttal testimony with the IUB to provide a final update to the rate case record prior to a scheduled hearing with the IUB in September 2010.
(b)	The 2009 proposed electric rate base for final rates includes the full investment costs for IPL’s emission control projects at Lansing Unit 4 and IPL’s Whispering Willow - East wind project. The 2009 proposed electric rate base for interim rates does not include any investment costs for IPL’s emission control projects at Lansing Unit 4 and includes only the Iowa retail portion of the cost cap amount of $417 million for IPL’s Whispering Willow - East wind project.

IPL’s March 2010 filing also requested approval of a customer cost management plan to reduce the impact of its requested rate increase on customers over the next three years. Subject to the IUB’s approval, IPL’s March 2010 filing proposed to phase-in the impact of its requested rate increase by providing aggregate credits to customer bills of $90 million in the first year, $60 million in the second year and $24 million in the third year. In IPL’s rebuttal testimony filed with the IUB in September 2010, IPL revised its customer cost management plan from $174 million to $154 million. Corresponding with its proposal to recover ITC’s 2009 transmission revenue adjustment through the electric transmission assets sale regulatory liability, IPL has reduced the amount of the first year of the proposed cost management plan from $90 million to $70 million. The credits, under IPL’s proposal, would be reflected in the monthly fuel cost portion of customer bills.

The current proposed customer cost management plan intends to utilize regulatory liabilities representing remaining proceeds owed to customers from previous asset sales, as well as pending tax benefits, to temporarily offset the impacts of the rate increase. Details of these regulatory liabilities are as follows (in millions):

	Regulatory liability at Sep. 30, 2010	Amounts that will be utilized under previous IUB orders	Amounts to be utilized under the current proposed cost management plan	Remaining amount
DAEC sale	$44	($20)	($22)	$2
Electric transmission assets sale	74	(39)	(4)	31
Potential tax benefits	194	—	(128)	66

	$312	($59)	($154)	$99

DAEC Sale - In 2006, IPL completed the sale of its 70% ownership interest in DAEC and recognized a regulatory liability of $59 million related to the gain resulting from the sale. In 2009, IPL received $12 million as part of a settlement of a claim filed against the U.S. Department of Energy (DOE) in 2004 for recovery of damages due to the DOE’s delay in accepting spent nuclear fuel produced at DAEC. IPL recognized the $12 million received from the settlement as an increase to the regulatory liability established with the sale of DAEC. In 2009, the IUB authorized IPL to utilize $29 million of this regulatory liability to reduce electric plant in service related to the cumulative AFUDC recognized for the Whispering Willow - East wind project. In January 2010, the IUB authorized IPL to utilize $26 million of this regulatory liability to offset the amortization of costs incurred for the Sutherland #4 project over a five-year period ending September 2014. The outstanding balance of this regulatory liability accrues interest at the monthly average U.S. Treasury rate for three-year maturities and has accrued cumulative interest of $8 million through Sep. 30, 2010. IPL is proposing to utilize $22 million of this regulatory liability to partially fund its current proposed customer cost management plan.

Electric Transmission Assets Sale - In 2007, IPL completed the sale of its electric transmission assets to ITC and recognized a regulatory liability of $89 million related to the gain resulting from the sale. In 2009, the IUB issued an order authorizing IPL to use a portion of this regulatory liability to reduce Iowa retail electric customers’ rates by $12 million for the period from July 2009 through February 2010 with billing credits included in the monthly fuel cost portion of the customer bills. In January 2010, the IUB issued an order authorizing IPL to use $46 million of this regulatory liability to offset electric transmission costs expected to be billed to IPL by ITC in 2010 related to ITC’s 2008 transmission revenue adjustment. The outstanding balance of this regulatory liability accrues interest at the monthly average U.S. Treasury rate for three-year maturities and has accrued cumulative interest of $4 million through Sep. 30, 2010. IPL is proposing to utilize $20 million of this regulatory liability to offset ITC’s 2009 transmission revenue adjustment in Iowa’s 2009 test year retail electric rate filing. IPL is also proposing to utilize $4 million of this regulatory liability to partially fund its current proposed customer cost management plan. Refer to Note 1(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of an order issued by the MPUC in June 2010 authorizing IPL to use a portion of this regulatory liability to refund $2 million annually to IPL’s retail electric customers in Minnesota beginning in July 2010 to coincide with the effective date of the interim rate increase for Minnesota retail customers.

Potential Tax Benefits - In 2009, IPL filed a request with the IUB to create a regulatory liability account for potential tax benefits resulting from changes in accounting methodologies and tax elections available under the Internal Revenue Code. These potential tax benefits are related to the tax treatment of repair expenditures, allocation of insurance proceeds from the floods in 2008 and mixed service costs. IPL is proposing a Tax Benefit Rider as part of the current customer cost management plan to provide a mechanism to reduce customer bills over a three-year period by approximately $128 million while the issues are under IRS audit. The Tax Benefit Rider proposal would provide a mechanism to ensure only those amounts sustained under IRS audit are retained by customers. The current proposed cost management plan includes the ability to record a regulatory asset if amounts credited to customer bills are in excess of the amounts sustained under IRS audit. In February 2010, IPL received approval from the IUB to create a regulatory liability account for these potential tax benefits. In September 2010, IPL provided an update to increase the range of potential tax benefits amounts for the IUB to consider as part of IPL’s Tax Benefit Rider proposal. The remaining amount for potential tax benefits included in the table above does not yet include any regulatory liabilities for potential tax benefits from mixed service costs. If approved by the IRS, IPL currently estimates it may record up to approximately $130 million of additional regulatory liabilities related to potential tax benefits from mixed service costs. Refer to “Other Matters - Other Future Considerations - Tax Accounting for Mixed Service Costs” for discussion of additional regulatory liabilities that may be recognized in the future related to mixed service costs.

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

Other Utility Rate Case Information - With the exception of recovering a return on additions to IPL’s and WPL’s infrastructure, a significant portion of the rate increases included in the above tables reflect a recovery of increased costs incurred or expected to be incurred by IPL and WPL. Thus, increases in revenues from rate increases cannot be expected to result in an equal increase in income to either IPL or WPL, as applicable.

WPL’s Retail Fuel-related Rate Filings -

2010 Test Year - In April 2010, WPL filed a request with the PSCW to increase annual retail electric rates by $9 million to recover anticipated increased electric production fuel and energy purchases (fuel-related costs) in 2010. Actual fuel-related costs through March 2010, combined with projections of continued higher fuel-related costs for the remainder of 2010, significantly exceeded the amounts being recovered in retail electric rates at the time of the filing. WPL received approval from the PSCW to implement interim rates of $9 million, on an annual basis, effective June 10, 2010. As part of the interim decision, the PSCW also approved annual forecasted fuel-related costs per MWh of $28.29 based on $389 million of variable fuel costs for WPL’s 2010 test period and left unchanged the annual fuel monitoring range of plus or minus 2%. The interim retail rate increase is subject to refund pending determination of final rates from the request. Updated annual 2010 fuel-related costs are currently projected at a level where both WPL and PSCW staff believe WPL no longer qualifies for a fuel-related rate increase for 2010. WPL expects a final order from the PSCW in the fourth quarter of 2010. As of Sep. 30, 2010, Alliant Energy and WPL reserved the interim fuel-related rate increase collected from retail customers during June 2010 through September 2010 totaling $3 million, including interest, for refunds anticipated to be paid to WPL’s retail electric customers related to this interim retail rate increase.

2009 Test Year - Retail fuel-related costs incurred by WPL during the period from Sep. 1, 2009 through Dec. 31, 2009 were lower than retail fuel-related costs used to determine rates during such period resulting in refunds owed to its retail electric customers. In April 2010, WPL received approval from the PSCW to refund $4 million to its retail electric customers for retail fuel over collections for the period from Sep. 1, 2009 through Dec. 31, 2009. In the second quarter of 2010, WPL refunded $4 million, including interest, to its retail electric customers.

Proposed Changes to Rate Recovery Mechanisms

IPL’s Iowa Transmission Rider - In March 2010, IPL filed a proposal with the IUB, as part of its 2009 test year rate case, to implement an automatic cost recovery rider for annual changes in electric transmission service costs. The proposed automatic cost recovery rider would not require a base rate case for annual revisions of rates charged to IPL’s Iowa retail electric customers, but would require that the electric transmission service costs incurred be fully reconciled against the revenues collected for such costs. IPL anticipates a decision from the IUB on this request in December 2010.

IPL’s Minnesota Transmission Rider - In January 2010, IPL filed a proposal with the MPUC to implement an automatic cost recovery rider for annual changes in electric transmission service costs. The proposed automatic cost recovery rider would not require a base rate case for annual revisions of rates charged to IPL’s Minnesota retail electric customers, but would require that the electric transmission service costs incurred be fully reconciled against the revenues collected for such costs. In May 2010, the MPUC issued an order deferring consideration of IPL’s transmission cost recovery rider proposal to IPL’s Minnesota 2009 test year rate case. IPL anticipates a decision from the MPUC on this request in the third quarter of 2011.

IPL’s Minnesota Renewable Energy Rider - In April 2010, IPL filed a proposal with the MPUC to implement an automatic cost recovery rider to recover costs associated with renewable generation costs. Initially, this would allow recovery of IPL’s Whispering Willow - East wind project located in Iowa. The proposed automatic cost recovery rider would not require a base rate case for annual revisions of rates charged to IPL’s Minnesota retail electric customers, but would require that the renewable energy costs incurred be fully reconciled against the revenues collected for such costs. In May 2010, the MPUC issued an order deferring consideration of IPL’s renewable energy rider proposal to IPL’s Minnesota 2009 test year rate case. IPL anticipates a decision from the MPUC on this request in the third quarter of 2011.

WPL’s Wholesale Formula Rate Change - In August 2009, WPL filed a request with FERC seeking approval of changes to WPL’s wholesale formula rates in order to implement for billing purposes the full impact of accounting for defined benefit postretirement plans. In July 2010, FERC approved a settlement agreement reached earlier in 2010 between WPL and the wholesale customers regarding the formula rate change. WPL recorded an additional $4 million of electric revenues and regulatory assets in the first quarter of 2010 to reflect the settlement and is reducing the regulatory asset concurrently with collections from customers.

Electric Fuel Cost Recovery Rule Changes in Wisconsin - In May 2010, Act 403 was enacted in Wisconsin to change statutes related to the process by which utilities recover electric fuel-related costs from their retail electric customers. In August 2010, the PSCW sent proposed new fuel rules to the Wisconsin legislature for review and issuance as final Wisconsin Administrative Rules. In October 2010, a Wisconsin State Senate Committee voted to send the fuel rules back to the PSCW for further revisions, stating that the new rules are inconsistent with what the legislature intended in Act 403. The new fuel rules would need to be approved by the Wisconsin legislature by Nov. 15, 2010 in order to be effective on Jan. 1, 2011. The new proposed fuel rules currently provide the following provisions and requirements for Wisconsin utilities:

•	PSCW approval of a future test year fuel cost plan resulting in changes in rates either as a separate proceeding or in a base rate case proceeding;

•	deferral of any change in unit fuel costs from the approved fuel cost plan outside a range established by the PSCW (initial range is expected to be between plus and minus 2%);

•	inclusion of selected other variable costs and revenues directly related to fuel costs in the fuel cost plan;

•	reporting after completion of the plan year for comparison of actual plan year costs to those included in the fuel cost plan; and

•	restrictions on the collection of deferred amounts if Wisconsin utilities earn in excess of their authorized return on common equity.

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

WPL’s Edgewater Unit 5 Purchase Agreement - In May 2010, WPL and WEPCO filed joint applications with the PSCW and FERC for WPL to purchase WEPCO’s 25% ownership interest in Edgewater Unit 5. As part of its application to the PSCW, WPL also requested authority to defer all costs and benefits related to the purchase and operation of Edgewater Unit 5 between the time of the transaction and WPL’s next base rate case. Alliant Energy and WPL are currently unable to predict the outcome of this request. Refer to Note 12(f) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional details of the Edgewater Unit 5 purchase agreement.

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

In the proposed Transport Rule, the EPA identifies one preferred and two alternative approaches. All three approaches establish state emission caps; however, they allow varying degrees of limited, if any, emissions trading to meet compliance requirements. In addition, the emission allowances used for Acid Rain and CAIR program compliance cannot be used for compliance with the proposed Transport Rule. Refer to Note 12(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s forward contracts to purchase SO2 emission allowances.

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

Emission Standards for Internal Combustion Engines - In March 2010, the EPA issued a final rule establishing national emission standards for hazardous air pollutants for existing diesel-fired stationary RICE, including compression ignition engines. The final compliance deadline for emissions and operating limitations is May 2013. The final rule will apply to certain existing RICE at Alliant Energy’s IEA business. Refer to Note 15 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s plan to sell its IEA business in the fourth quarter of 2010.

Industrial Boiler and Process Heater MACT Rule - In April 2010, the EPA issued a revised Industrial Boiler and Process Heater MACT Rule proposal for public comment. A final rule is expected to be issued by the EPA in early 2011. Compliance with the final Industrial Boiler and Process Heater MACT Rule is currently expected to be required by 2014. Alliant Energy, IPL and WPL are currently unable to predict the impact of any potential Industrial Boiler and Process Heater MACT Rule changes on their financial condition or results of operations.

SO2 NAAQS Rule - In June 2010, the EPA issued a final rule that establishes a new one-hour NAAQS for SO2 at a level of 75 ppb measured over one hour. The EPA is expected to designate non-attainment areas for the SO2 NAAQS by June 2012. Compliance with the new SO2 NAAQS rule is currently expected to be required by 2017. The final rule is being challenged by several groups in the D.C. Circuit Court. In addition, a petition to stay the SO2 NAAQS has been filed by several groups. The petition also requests the EPA reconsider its designation approach. Alliant Energy, IPL and WPL are currently unable to predict the impact of the final SO2 standard changes on their financial condition or results of operations.

Air Permit Renewals - In July 2010, WPL, along with its co-owners of Columbia, received a copy of a notice of intent to file a civil lawsuit filed by the Sierra Club against the EPA based on what the Sierra Club asserts is unreasonable delay in the EPA performing its duties related to the granting or denial of the Columbia air permit. Specifically, the Sierra Club alleges that because the Wisconsin Department of Natural Resources (DNR) has exceeded its 90-day timeframe in which to respond to the EPA’s order, the EPA must now act on the permit. In September 2010, the Wisconsin DNR proposed, and is accepting comments on, an amended air operating permit for Columbia. In October 2010, WPL submitted comments objecting to the appropriateness of the proposed amended permit. Alliant Energy and WPL are currently unable to predict the outcome of this matter and its impact on their financial condition or results of operations.

In October 2009, the Sierra Club petitioned the EPA to object to a proposed Title V air permit for Edgewater that the Wisconsin DNR had submitted to the EPA for review. In December 2009, the Sierra Club filed a notice of intent to sue the EPA over its failure to act on the petition. In August 2010, the EPA issued an order to the Wisconsin DNR granting in part and denying in part the Sierra Club’s petition. The Wisconsin DNR has not yet acted on the EPA order. Alliant Energy and WPL cannot predict the outcome of this matter and its impact on their financial condition or results of operations.

In September 2010, the Sierra Club petitioned the EPA and the Wisconsin DNR to reopen a Nelson Dewey air permit. The Sierra Club alleges that the Nelson Dewey air permit issued by the Wisconsin DNR in October 2008 should be corrected because certain modifications were made at the facility without complying with the PSD program requirements. WPL is reviewing the petition and intends to file a response objecting to the petition and supporting the Wisconsin DNR’s issuance of the current permit. Alliant Energy and WPL are unable to predict the outcome of this petition and its impact on their financial condition or results of operations.

Air Permitting Violation Claims - Refer to Note 12(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of complaints filed by the Sierra Club in September 2010 regarding alleged air permitting violations at Nelson Dewey, Columbia and Edgewater.

Land and Solid Waste -

MGP Sites - Refer to Note 12(e) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s and WPL’s MGP sites.

CCBs - In June 2010, the EPA issued a proposed rule seeking comment regarding two potential regulatory options for management of CCBs: 1) regulate as a special waste under the hazardous waste rules when the CCB is destined for disposal, but continue to allow reuse of CCBs as a non-hazardous material; or 2) regulate as a non-hazardous waste for all applications subject to new national standards. CCBs destined for disposal are generally placed in ash ponds, company-owned landfills or third-party-owned landfills. IPL and WPL have nine and four coal generating facilities, respectively, with one or more ash ponds. In addition, IPL and WPL each have two active CCB company-owned landfills. All of these CCB disposal units would be subject to the proposed rule. Alliant Energy, IPL and WPL are currently unable to predict the impact of potential changes to rules and regulations for the management of CCBs, but expect that capital investments, operating expenditures and/or modifications to comply with CCB rules could be significant.

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

Federal Tax Legislation - In September 2010, the SBJA was enacted. In February 2009, the ARRA was enacted. The most significant provisions of the SBJA and ARRA for Alliant Energy, IPL and WPL provide a 50% bonus tax depreciation deduction for certain expenditures for property that is acquired or constructed in 2010 and 2009. Based on capital projects placed into service in 2009, Alliant Energy’s total bonus tax depreciation deductions claimed in its calendar year 2009 U.S. federal income tax return were $545 million (including $406 million for IPL and $119 million for WPL). Based on capital projects expected to be placed into service in 2010, Alliant Energy currently estimates its total bonus tax depreciation deductions to be claimed in its calendar year 2010 U.S. federal income tax return will be approximately $440 million (includes $210 million for IPL and $230 million for WPL). These bonus tax depreciation deductions contributed to a federal net operating tax loss for 2009 and are expected to contribute to a federal net operating loss in 2010. In September 2010, Alliant Energy filed a claim with the IRS to carry back a portion of its 2009 federal net operating loss to offset federal taxable income in 2006 and 2007. Alliant Energy currently expects to receive a refund from the IRS of approximately $113 million in the fourth quarter of 2010 from this carry back claim. Alliant Energy’s remaining federal net operating losses are currently expected to offset future federal taxable income through 2012 resulting in minimal, if any, federal cash tax payments to the IRS by Alliant Energy, IPL and WPL through 2012.

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

Federal Regulatory Reform Legislation - In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Act) was enacted. One of the most significant financial provisions of the Act for Alliant Energy, IPL and WPL is a commercial end-user exemption that is expected to allow utilities to continue trading derivatives “over-the-counter” without having to make such trades through cleared exchanges with collateral requirements. As a result of this commercial end-user exemption, Alliant Energy, IPL and WPL currently do not believe the Act will have a material impact on their financial condition and results of operations.

Electric Fuel Cost Recovery Rule Changes in Wisconsin - Refer to “Rate Matters - Proposed Changes to Rate Recovery Mechanisms” for discussion of new legislation enacted in May 2010 that is expected to change the electric fuel cost recovery rules in Wisconsin.

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview - Third Quarter Results - Refer to “Executive Summary” for an overview of Alliant Energy’s third quarter 2010 and 2009 earnings and the various components of Alliant Energy’s business. Additional details of Alliant Energy’s earnings for the three and nine months ended Sep. 30, 2010 and 2009 are discussed below.

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

Third Quarter 2010 vs. Third Quarter 2009 Summary - Electric margins and MWh sales for Alliant Energy for the three months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$324.1	$254.3	27%	2,248	1,910	18%
Commercial	199.7	171.0	17%	1,705	1,567	9%
Industrial	240.0	214.6	12%	2,992	2,755	9%

Retail subtotal	763.8	639.9	19%	6,945	6,232	11%
Sales for resale:
Wholesale	53.8	44.4	21%	898	767	17%
Bulk power and other	10.1	28.4	(64%)	279	601	(54%)
Other	14.3	12.6	13%	35	35	—

Total revenues/sales	842.0	725.3	16%	8,157	7,635	7%

Electric production fuel expense	130.4	125.9	4%
Energy purchases expense	108.4	125.6	(14%)
Purchased electric capacity expense	86.0	84.8	1%

Margins	$517.2	$389.0	33%

Electric margins increased $128 million, or 33%, primarily due to the impact of non-fuel retail rate increases at IPL and WPL, which increased electric revenues by $72 million in the third quarter of 2010, an estimated $57 million increase in electric margins from changes in sales caused by weather conditions in Alliant Energy’s service territories and $5 million of higher energy conservation revenues at IPL. These items were partially offset by reduced sales to two of IPL’s larger industrial customers who transitioned to their own cogeneration facilities in 2009. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses for both the three- and nine-month periods.

Nine Months Ended Sep. 30, 2010 vs. Nine Months Ended Sep. 30, 2009 Summary - Electric margins and MWh sales for Alliant Energy for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$775.5	$661.6	17%	5,986	5,622	6%
Commercial	479.7	427.7	12%	4,706	4,550	3%
Industrial	588.8	550.4	7%	8,445	8,199	3%

Retail subtotal	1,844.0	1,639.7	12%	19,137	18,371	4%
Sales for resale:
Wholesale	156.0	139.5	12%	2,535	2,488	2%
Bulk power and other	33.9	86.5	(61%)	1,059	1,606	(34%)
Other	40.3	35.5	14%	112	116	(3%)

Total revenues/sales	2,074.2	1,901.2	9%	22,843	22,581	1%

Electric production fuel expense	307.9	298.6	3%
Energy purchases expense	334.5	396.8	(16%)
Purchased electric capacity expense	221.8	227.5	(3%)

Margins	$1,210.0	$978.3	24%

Electric margins increased $232 million, or 24%, primarily due to the impact of non-fuel retail rate increases at IPL and WPL, which increased electric revenues by $166 million during the nine-month period, an estimated $65 million increase in electric margins from changes in the net impacts of weather conditions and Alliant Energy’s weather hedging activities, increased rates charged to WPL’s wholesale customers including the impact of a wholesale formula rate change, which increased electric revenues at WPL by $4 million in the first quarter of 2010, $10 million of higher energy conservation revenues at IPL and $7 million of lower purchased electric capacity expenses at WPL related to the RockGen Energy Center (RockGen) PPA, which terminated in May 2009. These items were partially offset by a $10 million reduction in electric margins from changes in the recovery of electric production fuel and energy purchases at WPL, $3 million of higher purchased electric capacity expenses related to the DAEC PPA and a $3 million reduction in electric margins from the impact of annual adjustments to unbilled revenue estimates.

Non-fuel Retail Rate Increases - Increases to Alliant Energy’s electric revenues from the impacts of non-fuel retail rate increases for the three and nine months ended Sep. 30, 2010 were as follows (dollars in millions):

	Percent	Effective	Revenue Impact
Retail Base Rate Cases	Increase	Date	Three Months	Nine Months
WPL:
2010 Test Year	6%	Jan. 1, 2010	$27	$72
IPL:
Iowa 2009 Test Year	10%	March 20, 2010	41	72
Minnesota 2009 Test Year	20%	July 6, 2010	4	4
Iowa 2008 Test Year	7%	March 27, 2009	—	18

			$72	$166

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

Electric Production Fuel and Energy Purchases (Fuel-related) Cost Recoveries - Alliant Energy burns coal and other fossil fuels to produce electricity at its generating facilities. The cost of fossil fuels used during each period is included in electric production fuel expense. Alliant Energy also purchases electricity to meet the demand of its customers and charges these costs to energy purchases expense. Alliant Energy’s electric production fuel expense increased $5 million, or 4%, and $9 million, or 3%, for the three- and nine-month periods, respectively. The increases were primarily due to higher MISO dispatch of Alliant Energy’s generating facilities in 2010 which resulted in higher fuel consumption, partially offset by lower costs of natural gas swap contracts used to mitigate pricing volatility for fuel used to supply IPL’s Emery Generating Station. Alliant Energy’s energy purchases expense decreased $17 million, or 14%, and $62 million, or 16%, for the three- and nine-month periods, respectively. The decreases were primarily due to lower energy volumes purchased and lower energy prices. The impact of the changes in energy volumes purchased were largely offset by the impact of changes in bulk power sales volumes discussed below.

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

WPL’s retail fuel-related costs incurred during the nine months ended Sep. 30, 2010 were higher than the forecasted fuel-related costs used to set retail rates during such period. WPL estimates the higher than forecasted retail fuel-related costs decreased electric margins by approximately $5 million during the nine months ended Sep. 30, 2010. WPL’s retail fuel-related costs incurred during the nine months ended Sep. 30, 2009 were lower than the forecasted fuel-related costs used to set retail rates during such period. WPL estimates the lower than forecasted retail fuel-related costs increased electric margins by approximately $5 million during the nine months ended Sep. 30, 2009.

In April 2010, WPL filed a request with the PSCW to increase its annual fuel-related retail electric rates for the remainder of 2010 to recover anticipated increased electric production fuel and energy purchases for 2010. In June 2010, WPL received approval from the PSCW to implement an interim rate increase of $9 million, on an annual basis, subject to refund, effective June 10, 2010. As of Sep. 30, 2010, Alliant Energy and WPL reserved $3 million, including interest, for refunds anticipated to be paid to WPL’s retail electric customers related to this interim retail rate increase. WPL expects to receive a final order from the PSCW in the fourth quarter of 2010.

Refer to “Rate Matters” for additional information relating to electric rate increases, pending rate filings, the wholesale formula rate change and anticipated changes to the retail rate recovery rules in Wisconsin for electric production fuel and energy purchases expenses.

Impacts of Weather Conditions - Estimated increases (decreases) to Alliant Energy’s electric margins from the net impacts of weather and Alliant Energy’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2010	2009	2010	2009
Weather impacts on demand compared to normal weather	$22	($35)	$26	($36)
Losses from weather derivatives (a)	—	—	—	(3)

Net weather impact	$22	($35)	$26	($39)

(a)	Recorded in “Other” revenues in the above tables.

Cooling degree days (CDD) in Alliant Energy’s service territories for the three and nine months ended Sep. 30 were as follows:

	Three Months			Nine Months
	Actual			Actual
CDD (a):	2010	2009	Normal	2010	2009	Normal
Cedar Rapids, Iowa (IPL)	629	224	523	918	406	741
Madison, Wisconsin (WPL)	623	222	442	825	368	616

(a)	CDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical CDD.

Purchased Electric Capacity Expenses - Alliant Energy enters into PPAs to help meet the electricity demand of its customers. Certain of these PPAs include minimum payments for IPL’s and WPL’s rights to electric generating capacity. Details of purchased electric capacity expense included in the electric margin tables above for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2010	2009	2010	2009
DAEC PPA (IPL)	$39	$38	$111	$108
Kewaunee PPA (WPL)	19	18	54	55
Riverside PPA (WPL)	27	26	52	51
RockGen PPA (WPL)(expired May 31, 2009)	—	—	—	7
Other	1	3	5	7

	$86	$85	$222	$228

Sales Trends - Retail sales volumes increased 11% and 4% for the three and nine months ended Sep. 30, 2010, respectively, compared to the same periods last year. The increased retail sales were primarily due to higher usage per customer caused by weather and economic conditions in Alliant Energy’s service territories, partially offset by reduced sales to two of IPL’s larger industrial customers who transitioned to their own cogeneration facilities in 2009. The nine-month increase was also partially offset by the impact of the annual unbilled sales adjustments discussed above.

Wholesale sales volumes for the three and nine months ended Sep. 30, 2010 were 17% and 2% higher than the same periods last year, respectively, primarily due to higher sales caused by weather conditions. The effect of these higher sales was partially offset by lower sales to WPL’s partial-requirement wholesale customers that have contractual options to be served by WPL, other power supply sources or the MISO market.

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

Third Quarter 2010 vs. Third Quarter 2009 Summary - Gas margins and Dth sales for Alliant Energy for the three months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$20.6	$18.5	11%	1,339	1,477	(9%)
Commercial	14.0	11.5	22%	1,676	1,701	(1%)
Industrial	6.6	2.9	128%	1,095	596	84%

Retail subtotal	41.2	32.9	25%	4,110	3,774	9%
Transportation/other	5.3	6.2	(15%)	12,696	11,202	13%

Total revenues/sales	46.5	39.1	19%	16,806	14,976	12%

Cost of gas sold	19.8	13.9	42%

Margins	$26.7	$25.2	6%

Nine Months Ended Sep. 30, 2010 vs. Nine Months Ended Sep. 30, 2009 Summary - Gas margins and Dth sales for Alliant Energy for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$187.2	$208.4	(10%)	18,089	19,031	(5%)
Commercial	103.7	116.5	(11%)	12,296	13,222	(7%)
Industrial	19.6	16.5	19%	2,960	2,457	20%

Retail subtotal	310.5	341.4	(9%)	33,345	34,710	(4%)
Transportation/other	20.4	20.4	—	37,603	39,387	(5%)

Total revenues/sales	330.9	361.8	(9%)	70,948	74,097	(4%)

Cost of gas sold	204.9	240.5	(15%)

Margins	$126.0	$121.3	4%

Gas margins increased $5 million, or 4%, primarily due to the impact of WPL’s 2010 retail gas rate increase effective in January 2010, which increased gas revenues during the nine months ended Sep. 30, 2010 by $4 million, and an increase in weather-normalized retail sales volumes. These items were partially offset by an estimated $1 million decrease in gas margins from changes in the net impacts of weather conditions and Alliant Energy’s weather hedging activities.

Natural Gas Cost Recoveries - Alliant Energy’s cost of gas sold decreased $36 million, or 15%, during the nine months ended Sep. 30, 2010, primarily due to a decrease in Dths sold to retail customers and a decrease in natural gas prices. Due to Alliant Energy’s rate recovery mechanisms for natural gas costs, these changes in cost of gas sold resulted in comparable changes in gas revenues and, therefore, did not have a significant impact on gas margins.

Impacts of Weather Conditions - Estimated decreases to Alliant Energy’s gas margins from the net impacts of weather and Alliant Energy’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2010	2009	2010	2009
Weather impacts on demand compared to normal weather	$—	($1)	($1)	$3
Losses from weather derivatives (a)	—	—	—	(3)

Net weather impact	$—	($1)	($1)	$—

(a)	Recorded in “Transportation/other” revenues in the above tables.

HDD in Alliant Energy’s service territories for the three and nine months ended Sep. 30 were as follows:

	Three Months			Nine Months
	Actual			Actual
HDD (a):	2010	2009	Normal	2010	2009	Normal
Cedar Rapids, Iowa (IPL)	110	143	149	4,290	4,492	4,239
Madison, Wisconsin (WPL)	151	170	186	4,217	4,764	4,528

(a)	HDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD.

Alliant Energy periodically utilizes weather derivatives based on HDD to reduce the potential volatility on its electric and gas margins during the winter months of November through March. Alliant Energy entered into HDD swap agreements for the period from Nov. 1, 2008 through March 31, 2009 but did not enter into any HDD swap agreements for the period from Nov. 1, 2009 through March 31, 2010.

Refer to “Rate Matters” for discussion of various electric and gas rate filings of IPL and WPL.

Utility Other Revenues - Other revenues for the utilities decreased $21 million for the nine-month period primarily due to lower steam revenues at IPL. Steam revenues decreased by $13 million for the nine-month period, primarily due to IPL’s discontinuance of steam service to the portion of its steam customers located in downtown Cedar Rapids. Changes in utility other revenues were largely offset by related changes in utility other operation and maintenance expenses for the nine-month period.

Non-regulated Revenues - Alliant Energy’s non-regulated revenues for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2010	2009	2010	2009
RMT	$35.9	$89.9	$97.9	$212.4
Transportation	11.4	9.0	31.1	25.9
Other	—	0.6	0.5	2.9

	$47.3	$99.5	$129.5	$241.2

The demand for RMT’s construction management services for large wind projects decreased during the three and nine months ended Sep. 30, 2010 as compared to the same periods last year. The decreases in revenues from the lower demand were largely offset by lower costs incurred by RMT to manage large wind generation projects, which are included in non-regulated operation and maintenance expenses discussed below. Future demand for RMT’s construction management services for large wind and solar projects is expected to be impacted by various external factors, including the availability and amount of government incentives for renewable energy projects, the number and scope of federal and state-imposed renewable portfolio standards and the availability and cost of capital to fund capital expenditures for renewable energy projects. The ARRA enacted in February 2009 extended incentives to renewable energy projects completed by Dec. 31, 2012.

Transportation revenues increased during the three- and nine- month periods primarily due to increased demand for freight services provided by Alliant Energy’s short-line railway company.

Electric Transmission Service Expense - Alliant Energy’s electric transmission service expense for the utilities increased $22 million and $38 million for the three- and nine-month periods, respectively, primarily due to higher transmission service costs billed to IPL by ITC. Electric transmission service expenses billed to IPL by ITC increased by $28 million and $67 million for the three- and nine-month periods, respectively, primarily due to increased transmission rates effective in January 2010 and higher monthly peak demands in the third quarter of 2010 compared to the third quarter of 2009. This item was partially offset by IPL’s deferrals of $12 million and $32 million of costs incurred in the three and nine months ended Sep. 30, 2010, respectively, in accordance with an IUB order issued in January 2010. The IUB’s order authorizes IPL to defer $46 million of transmission costs billed to IPL by ITC during 2010 and to amortize these deferred costs over a 5-year period with an equal and offsetting amortization of IPL’s regulatory liability associated with its December 2007 gain on its sale of electric transmission assets to ITC. The transmission service costs billed by ITC are typically higher in the summer due to seasonal peaks in demand so the amount during the third quarter of 2010 may not be indicative of what is anticipated during the fourth quarter of 2010. Alliant Energy currently estimates that electric transmission charges billed to IPL by ITC for 2010 will be approximately $85 million to $95 million higher than for 2009. Refer to “Rate Matters - Proposed Changes to Rate Recovery Mechanisms” for proposals made by IPL to each of the IUB and MPUC to implement an automatic adjustment clause for electric transmission service charges incurred by IPL to serve its utility customers. Refer to “Other Matters - Other Future Considerations - Electric Transmission Service Costs” for discussion of 2011 transmission rates proposed by ITC.

Utility Other Operation and Maintenance Expenses - Alliant Energy’s other operation and maintenance expenses for the utilities increased $13 million and $9 million for the three- and nine-month periods, respectively, due to the following reasons (amounts represent variances between periods in millions):

Third Quarter 2010 vs. Third Quarter 2009 Summary:	Alliant Energy	IPL	WPL
Higher incentive-related compensation expenses (a)	$9	$5	$4
Higher energy conservation expenses at IPL (b)	5	5	—
Deferral of retail pension and benefits costs in 2009 at WPL (c)	3	—	3
Higher wind turbine operation and maintenance expenses at IPL (d)	3	3	—
Lower pension and other postretirement benefits costs (e)	(3)	(2)	(1)
Lower steam fuel, operation and maintenance expenses at IPL (f)	(1)	(1)	—
Other (includes lower employee health care costs)	(3)	(3)	1

	$13	$7	$7

Nine Months Ended Sep. 30, 2010 vs. Nine Months Ended Sep. 30, 2009 Summary:	Alliant Energy	IPL	WPL
Higher incentive-related compensation expenses (a)	$19	$11	$8
Deferral of retail pension and benefits costs in 2009 at WPL (c)	10	—	10
Higher energy conservation expenses at IPL (b)	10	10	—
Higher wind turbine operation and maintenance expenses at IPL (d)	7	7	—
Loss contingency reserve for Cash Balance lawsuit in second quarter of 2010 (g)	4	3	1
Restructuring charges in the second quarter of 2010 (h)	4	2	2
Asset impairment in the second quarter of 2010 at IPL (i)	4	4	—
Lower steam fuel, operation and maintenance expenses at IPL (f)	(13)	(13)	—
Restructuring charges in the second quarter of 2009 (h)	(11)	(4)	(7)
Lower pension and other postretirement benefits costs (e)	(11)	(6)	(5)
Lower bad debt expense at IPL (j)	(5)	(5)	—
Steam asset impairment in the second quarter of 2009 at IPL (k)	(4)	(4)	—
Incremental expenses incurred in 2009 related to severe flooding (l)	(4)	(4)	—
Other (includes lower employee health care costs)	(1)	(2)	—

	$9	($1)	$9

(a)	Resulting from higher performance levels in 2010 relative to the earnings and total shareowner return metrics established within the incentive plans.
(b)	Changes in energy conservation expenses were largely offset by changes in energy conservation revenues.
(c)	WPL was authorized by the PSCW to defer the retail portion of pension and other benefit costs charged to other operation and maintenance expenses during 2009 in excess of $4 million.
(d)	Operation and maintenance expenses for IPL’s Whispering Willow - East wind project that began commercial operation in late 2009.
(e)	Resulting from higher expected return on plan assets caused by increases in plan assets in 2009. Refer to Note 6(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further details. The variance amounts exclude the portion of pension and other postretirement benefits costs allocated to capital projects.
(f)	Resulting from discontinuance of steam service to the portion of IPL’s steam customers located in downtown Cedar Rapids and from additional costs incurred by IPL in 2009 to operate the temporary steam generating systems used to resume service after its Prairie Creek and Sixth Street Generating Stations were shut down due to severe flooding.
(g)	Refer to Note 12(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details.
(h)	Resulting from the elimination of certain corporate and operations positions.
(i)	Refer to Note 1(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details.
(j)	Resulting from improved economic conditions in IPL’s service territory.

(k)	IPL recorded a $4 million asset impairment charge in the second quarter of 2009 related to its steam assets as a result of a decision in the second quarter of 2009 to discontinue providing steam service to the portion of its steam customers located in downtown Cedar Rapids.
(l)	Primarily related to operating expenditures in 2009 required to restore operations at IPL’s Prairie Creek Generating Station that were not reimbursed under Alliant Energy’s property insurance policy.

Non-regulated Operation and Maintenance Expenses - Alliant Energy’s non-regulated operation and maintenance expenses for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2010	2009	2010	2009
RMT	$35.2	$88.8	$96.5	$213.0
Transportation	3.9	3.9	12.7	12.5
Other	1.3	2.2	2.5	3.4

	$40.4	$94.9	$111.7	$228.9

The decrease in non-regulated operation and maintenance expenses at RMT was largely driven by lower construction management costs associated with the execution of fewer large wind projects in 2010 compared to last year.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $6 million and $15 million for the three- and nine-month periods, respectively, primarily due to $5 million and $15 million of depreciation expense recognized in the three and nine months ended Sep. 30, 2010, respectively, related to the Whispering Willow - East wind project that began commercial operation in late 2009. The nine-month increase was also due to additional depreciation expense from the impact of other property additions related to WPL’s advanced metering infrastructure (AMI) and June 2009 acquisition of the Neenah Energy Facility, and IPL’s restoration activities associated with severe flooding and new environmental controls at Lansing Unit 4. The nine-month increase was partially offset by a depreciation adjustment recorded in the second quarter of 2010 at WPL, which is not anticipated to have a material impact on future periods.

Refer to “Rate Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on Alliant Energy’s rate activities.

Interest Expense - Third Quarter 2010 vs. Third Quarter 2009 Summary - Alliant Energy’s interest expense decreased $1 million due to the following reasons (amounts represent variances between the third quarter of 2010 and the third quarter of 2009 in millions):

	Alliant Energy	IPL	WPL
Interest expense variances from certain issuances of long-term debt:
Alliant Energy’s $250 million of 4% senior notes issued in October 2009	$3	$—	$—
WPL’s $150 million of 4.6% debentures issued in June 2010	2	—	2
IPL’s $150 million of 3.3% senior debentures issued in June 2010	2	2	—
IPL’s $300 million of 6.25% senior debentures issued in July 2009	1	1	—
WPL’s $250 million of 5% debentures issued in July 2009	1	—	1
IPL’s $200 million of 3.65% senior debentures issued in August 2010	1	1	—
Interest expense variances from certain reductions in long-term debt:
Alliant Energy’s Exchangeable Senior Notes retired in 2009	(3)	—	—
WPL’s $100 million of 7.625% debentures retired in March 2010	(2)	—	(2)
IPL’s $200 million of 6.75% senior debentures retired in September 2010	(1)	(1)	—
Other	(5)	(2)	(1)

	($1)	$1	$—

Nine Months Ended Sep. 30, 2010 vs. Nine Months Ended Sep. 30, 2009 Summary - Alliant Energy’s interest expense increased $8 million due to the following reasons (amounts represent variances between the nine months ended Sep. 30, 2010 and nine months ended Sep. 30, 2009 in millions):

	Alliant Energy	IPL	WPL

Interest expense variances from certain issuances of long-term debt:
IPL’s $300 million of 6.25% senior debentures issued in July 2009	$10	$10	$—
Alliant Energy’s $250 million of 4% senior notes issued in October 2009	8	—	—
WPL’s $250 million of 5% debentures issued in July 2009	7	—	7
WPL’s $150 million of 4.6% debentures issued in June 2010	2	—	2
IPL’s $150 million of 3.3% senior debentures issued in June 2010	2	2	—
IPL’s $200 million of 3.65% senior debentures issued in August 2010	1	1	—
Interest expense variances from certain reductions in long-term debt:
Alliant Energy’s Exchangeable Senior Notes retired in 2009	(8)	—	—
IPL’s $135 million of 6.625% senior debentures retired in August 2009	(5)	(5)	—
WPL’s $100 million of 7.625% debentures retired in March 2010	(5)	—	(5)
IPL’s $200 million of 6.75% senior debentures retired in September 2010	(1)	(1)	—
Other	(3)	(1)	—

	$8	$6	$4

Refer to Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of debentures issued and retired by IPL and WPL during the nine months ended Sep. 30, 2010.

Loss on Early Extinguishment of Debt - Refer to Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information on $203 million of pre-tax losses incurred in the third quarter of 2009 related to the repurchase of Alliant Energy’s Exchangeable Senior Notes due 2030.

Equity Income from Unconsolidated Investments - Refer to Note 9(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for a breakdown of Alliant Energy’s equity income from unconsolidated investments.

AFUDC - AFUDC decreased $9 million and $20 million for the three- and nine-month periods, respectively, primarily due to $9 million and $21 million of AFUDC recognized for IPL’s Whispering Willow - East wind project in the three and nine months ended Sep. 30, 2009, respectively. The decreases were also due to AFUDC recognized in the nine months ended Sep. 30, 2009 on capital projects related to restoration activities at IPL associated with the severe flooding in June 2008. These items were partially offset by $3 million and $8 million of AFUDC recognized for WPL’s Bent Tree - Phase I wind project in the three and nine months ended Sep. 30, 2010, respectively.

Income Taxes - Third Quarter 2010 vs. Third Quarter 2009 Summary - The effective income tax rates for Alliant Energy’s continuing operations were 29.2% for the third quarter of 2010 and 36.3% for the third quarter of 2009. The decrease in the effective income tax rates for Alliant Energy’s continuing operations was primarily due to $7 million of income tax benefits recorded in the third quarter of 2010 related to the impact of the IRS completing audits of Alliant Energy’s U.S. federal income tax returns for calendar years 2005 through 2008 and production tax credits recorded in 2010 associated with IPL’s Whispering Willow - East wind project, which was placed in service in late 2009.

Nine Months Ended Sep. 30, 2010 vs. Nine Months Ended Sep. 30, 2009 Summary - The effective income tax rates for Alliant Energy’s continuing operations were 32.2% for the nine months ended Sep. 30, 2010 and (58.7%) for the nine months ended Sep. 30, 2009. The increase in the effective income tax rates for Alliant Energy’s continuing operations was primarily due to $40 million of income tax benefits recognized in the first quarter of 2009 related to the net impacts of SB 62 enacted in February 2009 and a 2009 decision to allow WPL to do business in Iowa in order to take advantage of efficiencies that will likely be available as a result of IPL and WPL sharing resources and facilities. The increase in the effective tax rates for Alliant Energy’s continuing operations was also due to $7 million of income tax expense recognized in the first quarter of 2010 related to the impacts of the Federal Health Care Legislation, which is expected to reduce Alliant Energy’s tax deductions for retiree health care costs beginning in 2013, to the extent prescription drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. These items were partially offset by $7 million of income tax benefits recorded in the third quarter of 2010 related to the impact of the IRS completing audits of Alliant Energy’s U.S. federal income tax returns for calendar years 2005 through 2008 and production tax credits recorded in 2010 associated with IPL’s Whispering Willow - East wind project, which was placed in service in late 2009.

Refer to Note 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional discussion of the impacts of the completion of the IRS audits in the third quarter of 2010, the Federal Health Care Legislation enacted in the first quarter of 2010 and the net impacts of SB 62 and the decision to allow WPL to do business in Iowa in the first quarter of 2009.

Loss From Discontinued Operations, Net of Tax - Refer to Note 15 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

IPL’S RESULTS OF OPERATIONS

Overview - Third Quarter Results - Earnings available for common stock increased $28 million primarily due to the impact of the electric retail rate increases effective in 2010, higher electric sales in the third quarter of 2010 compared to the third quarter of 2009 caused by weather conditions in IPL’s service territory and the impact of a settlement with the IRS in the third quarter of 2010 related to audits of Alliant Energy’s federal income tax returns. These items were partially offset by higher electric transmission rates billed from ITC, AFUDC recognized on the Whispering Willow - East wind project in the third quarter of 2009 and depreciation and maintenance expenses recognized for the Whispering Willow - East wind project in the third quarter of 2010.

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

Third Quarter 2010 vs. Third Quarter 2009 Summary - Electric margins and MWh sales for IPL for the three months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$191.2	$150.2	27%	1,216	1,042	17%
Commercial	129.6	109.0	19%	1,077	973	11%
Industrial	149.0	133.5	12%	1,836	1,705	8%

Retail subtotal	469.8	392.7	20%	4,129	3,720	11%
Sales for resale:
Wholesale	8.8	6.3	40%	116	105	10%
Bulk power and other	5.0	11.8	(58%)	135	190	(29%)
Other	8.8	7.1	24%	20	19	5%

Total revenues/sales	492.4	417.9	18%	4,400	4,034	9%

Electric production fuel expense	83.4	83.5	—
Energy purchases expense	46.8	47.5	(1%)
Purchased electric capacity expense	39.9	38.6	3%

Margins	$322.3	$248.3	30%

Electric margins increased $74 million, or 30%, primarily due to the impact of retail rate increases from the Iowa 2009 test year base rate case and Minnesota 2009 test year base rate case, which increased IPL’s electric revenues by $45 million in aggregate in the third quarter of 2010, an estimated $36 million increase in electric margins from changes in sales caused by weather conditions in IPL’s service territory and $5 million of higher energy conservation revenues. These items were partially offset by reduced sales to two of IPL’s larger industrial customers who transitioned to their own cogeneration facilities in 2009. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses for both the three- and nine-month periods.

Nine Months Ended Sep. 30, 2010 vs. Nine Months Ended Sep. 30, 2009 Summary - Electric margins and MWh sales for IPL for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$438.8	$367.3	19%	3,294	3,068	7%
Commercial	295.0	259.2	14%	2,975	2,849	4%
Industrial	346.1	323.4	7%	5,251	5,108	3%

Retail subtotal	1,079.9	949.9	14%	11,520	11,025	4%
Sales for resale:
Wholesale	24.5	17.7	38%	321	303	6%
Bulk power and other	17.0	36.6	(54%)	508	546	(7%)
Other	25.4	18.5	37%	62	62	—

Total revenues/sales	1,146.8	1,022.7	12%	12,411	11,936	4%

Electric production fuel expense	175.2	181.8	(4%)
Energy purchases expense	156.8	165.2	(5%)
Purchased electric capacity expense	112.3	108.6	3%

Margins	$702.5	$567.1	24%

Electric margins increased $135 million, or 24%, primarily due to the impact of retail rate increases from the Iowa 2008 and 2009 test year base rate cases and Minnesota 2009 test year base rate case, which increased IPL’s electric revenues by $94 million in aggregate in the nine months ended Sep. 30, 2010, an estimated $42 million increase in electric margins from changes in the net impacts of weather conditions and IPL’s weather hedging activities, $10 million of higher energy conservation revenues and an $8 million increase in electric margins from the impact of IPL’s annual adjustments to unbilled revenue estimates. These items were partially offset by reduced sales to two of IPL’s larger industrial customers who transitioned to their own cogeneration facilities in 2009 and $3 million of higher purchased electric capacity expenses related to the DAEC PPA.

Impacts of Weather Conditions - Estimated increases (decreases) to IPL’s electric margins from the net impacts of weather and IPL’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2010	2009	2010	2009
Weather impacts on demand compared to normal weather	$11	($25)	$15	($25)
Losses from weather derivatives (a)	—	—	—	(2)

Net weather impact	$11	($25)	$15	($27)

(a)	Recorded in “Other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details on IPL’s non-fuel retail rate increases, CDD data, recoveries of electric fuel and purchased power energy expenses, IPL’s annual adjustments to unbilled revenue estimates and sales trends. Refer to “Rate Matters” for discussion of IPL’s retail electric rate increases effective in the first quarter of 2010 and 2009 and third quarter of 2010 and pending rate filings.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

Third Quarter 2010 vs. Third Quarter 2009 Summary - Gas margins and Dth sales for IPL for the three months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$12.0	$10.3	17%	772	707	9%
Commercial	8.4	6.5	29%	955	782	22%
Industrial	4.5	2.5	80%	720	520	38%

Retail subtotal	24.9	19.3	29%	2,447	2,009	22%
Transportation/other	3.2	3.3	(3%)	6,668	6,715	(1%)

Total revenues/sales	28.1	22.6	24%	9,115	8,724	4%

Cost of gas sold	13.3	9.0	48%

Margins	$14.8	$13.6	9%

Nine Months Ended Sep. 30, 2010 vs. Nine Months Ended Sep. 30, 2009 Summary - Gas margins and Dth sales for IPL for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$105.8	$119.0	(11%)	10,750	10,830	(1%)
Commercial	59.2	66.1	(10%)	7,075	7,115	(1%)
Industrial	12.8	12.6	2%	1,978	1,951	1%

Retail subtotal	177.8	197.7	(10%)	19,803	19,896	—
Transportation/other	10.1	10.4	(3%)	20,617	23,111	(11%)

Total revenues/sales	187.9	208.1	(10%)	40,420	43,007	(6%)

Cost of gas sold	119.1	141.2	(16%)

Margins	$68.8	$66.9	3%

Gas margins increased $2 million, or 3%, primarily due to an estimated $1 million increase from changes in the net impacts of weather conditions and IPL’s weather hedging activities.

Impacts of Weather Conditions - Estimated increases to IPL’s gas margins from the net impacts of weather and IPL’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2010	2009	2010	2009
Weather impacts on demand compared to normal weather	$—	$—	$1	$2
Losses from weather derivatives (a)	—	—	—	(2)

Net weather impact	$—	$—	$1	$—

(a)	Recorded in “Transportation/other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of IPL’s HDD data and discussion of the impacts on IPL’s gas margins of recoveries of natural gas costs.

Steam and Other Revenues - Steam and other revenues decreased $19 million for the nine-month period primarily due to lower steam revenues. Steam revenues decreased by $13 million for the nine-month period, primarily due to IPL’s discontinuance of steam service to the portion of its steam customers located in downtown Cedar Rapids. Changes in steam and other revenues were largely offset by related changes in operating expenses for the nine-month period.

Electric Transmission Service Expense - Electric transmission service expense increased $20 million and $34 million for the three- and nine-month periods, respectively, primarily due to higher transmission service costs billed to IPL by ITC. Electric transmission service expenses billed to IPL by ITC increased by $28 million and $67 million for the three- and nine-month periods, respectively, primarily due to increased transmission rates effective in January 2010 and higher monthly peak demands in the third quarter of 2010 compared to the third quarter of 2009. This item was partially offset by IPL’s deferrals of $12 million and $32 million of costs incurred in the three and nine months ended Sep. 30, 2010, respectively, in accordance with an IUB order issued in January 2010. The IUB’s order authorizes IPL to defer $46 million of transmission costs billed to IPL by ITC during 2010 and to amortize these deferred costs over a 5-year period with an equal and offsetting amortization of IPL’s regulatory liability associated with its December 2007 gain on its sale of electric transmission assets to ITC. The transmission service costs billed by ITC are typically higher in the summer due to seasonal peaks in demand therefore the amount during the third quarter of 2010 may not be indicative of what is anticipated during the fourth quarter of 2010. IPL currently estimates that electric transmission charges billed by ITC for 2010 will be approximately $85 million to $95 million higher than for 2009. Refer to “Rate Matters - Proposed Changes to Rate Recovery Mechanisms” for proposals made by IPL to each of the IUB and MPUC to implement an automatic adjustment clause for electric transmission service charges incurred by IPL to serve its utility customers. Refer to “Other Matters - Other Future Considerations - Electric Transmission Service Costs” for discussion of 2011 transmission rates expected by ITC.

Other Operation and Maintenance Expenses - Third Quarter 2010 vs. Third Quarter 2009 Summary - Other operation and maintenance expenses increased $7 million primarily due to $5 million of higher energy conservation expenses, $5 million of higher incentive-related compensation expenses and $3 million of higher wind turbine operation and maintenance expenses related to the Whispering Willow - East wind project that began commercial operation in late 2009. These items were partially offset by $2 million of lower pension and other postretirement benefits costs and $1 million of lower steam fuel, operation and maintenance expenses.

Nine Months Ended Sep. 30, 2010 vs. Nine Months Ended Sep. 30, 2009 Summary - Other operation and maintenance expenses decreased $1 million primarily due to $13 million of lower steam fuel, operation and maintenance expenses, $6 million of lower pension and other postretirement benefits costs, $5 million of lower bad debt expenses, $4 million of restructuring charges incurred in the second quarter of 2009 related to the elimination of certain corporate and operations positions, a $4 million asset impairment charge recorded in the second quarter of 2009 for steam assets used to service steam customers in downtown Cedar Rapids and $4 million of incremental expenses incurred in the nine months ended Sep. 30, 2009 related to the severe flooding that occurred in 2008. These items were partially offset by $11 million of higher incentive-related compensation expenses, $10 million of higher energy conservation expenses, $7 million of higher wind turbine operation and maintenance expenses, a $4 million asset impairment charge recorded in the second quarter of 2010 related to Sixth Street, a $3 million loss contingency reserve recorded in the second quarter of 2010 related to the Alliant Energy Cash Balance Pension Plan lawsuit and $2 million of restructuring charges incurred in the second quarter of 2010 related to the elimination of certain corporate and operations positions.

Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for additional details of IPL’s other operation and maintenance expenses.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $6 million and $21 million for the three- and nine-month periods, respectively, primarily due to $5 million and $15 million of depreciation expense recognized in the three and nine months ended Sep. 30, 2010, respectively, related to the Whispering Willow - East wind project that began commercial operation in late 2009. The three- and nine-month periods were also impacted by additional depreciation expense from other property additions related to restoration activities associated with severe flooding and new environmental controls at IPL’s Lansing Unit 4.

Refer to “Rate Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on IPL’s utility rate activities.

Interest Expense - Interest expense increased $1 million and $6 million for the three- and nine-month periods, respectively, primarily due to interest expense from IPL’s issuances of 6.25% senior debentures in July 2009, 3.3% senior debentures issued in June 2010 and 3.65% senior debentures issued in August 2010. These items were partially offset by the impact of IPL’s retirements of 6.625% senior debentures in August 2009 and 6.75% senior debentures in September 2010.

Refer to Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of debentures issued and retired by IPL during the nine months ended Sep. 30, 2010.

AFUDC - AFUDC decreased $12 million and $27 million for the three- and nine-month periods, respectively, primarily due to $9 million and $21 million of AFUDC recognized for IPL’s Whispering Willow - East wind project in the three and nine months ended Sep. 30, 2009, respectively. The decreases were also due to AFUDC recognized in the three and nine months ended Sep. 30, 2009 on capital projects related to restoration activities at IPL associated with the severe flooding in June 2008.

Income Taxes - Third Quarter 2010 vs. Third Quarter 2009 Summary - IPL’s effective income tax rates were 25.8% for the third quarter of 2010 and 33.1% for the third quarter of 2009. The decrease in the effective income tax rates was primarily due to $5 million of income tax benefits recorded by IPL in the third quarter of 2010 related to the impact of the IRS completing the audits of Alliant Energy’s U.S. federal income tax returns for calendar years 2005 through 2008 and production tax credits recorded in 2010 associated with IPL’s Whispering Willow—East wind project, which was placed in service in late 2009.

Nine Months Ended Sep. 30, 2010 vs. Nine Months Ended Sep. 30, 2009 Summary - IPL’s effective income tax rates were 27.8% for the nine months ended Sep. 30, 2010 and 11.1% for the nine months ended Sep. 30, 2009. The increase in the effective tax rates was primarily due to $33 million of income tax benefits recognized in the first quarter of 2009 related to the net impacts of SB 62 enacted in February 2009 and a 2009 decision to allow WPL to do business in Iowa in order to take advantage of efficiencies that will likely be available as a result of IPL and WPL sharing resources and facilities. The increase was also due to $4 million of income tax expense recognized in the first quarter of 2010 related to the impacts of Federal Health Care Legislation enacted in March 2010, which is expected to reduce IPL’s tax deductions for retiree health care costs beginning in 2013, to the extent prescription drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. These items were partially offset by $5 million of income tax benefits recorded by IPL in the third quarter of 2010 related to the impact of the IRS completing the audits of Alliant Energy’s U.S. federal income tax returns for calendar years 2005 through 2008 and production tax credits recorded in 2010 associated with IPL’s Whispering Willow-East wind project, which was placed in service in late 2009.

Refer to Note 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional discussion of the impact of the completion of the IRS audits in the third quarter of 2010, the Federal Health Care Legislation enacted in the first quarter of 2010 and the net impacts of SB 62 and the decision to allow WPL to do business in Iowa in the first quarter of 2009.

WPL’S RESULTS OF OPERATIONS

Overview - Third Quarter Results - WPL’s earnings available for common stock increased $29 million primarily due to the impact of the electric retail rate increase effective in January 2010 and higher electric sales in the third quarter of 2010 compared to the third quarter of 2009 caused by weather conditions in WPL’s service territory.

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

Third Quarter 2010 vs. Third Quarter 2009 Summary - Electric margins and MWh sales for WPL for the three months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$132.9	$104.1	28%	1,032	868	19%
Commercial	70.1	62.0	13%	628	594	6%
Industrial	91.0	81.1	12%	1,156	1,050	10%

Retail subtotal	294.0	247.2	19%	2,816	2,512	12%
Sales for resale:
Wholesale	45.0	38.1	18%	782	662	18%
Bulk power and other	5.1	16.6	(69%)	144	411	(65%)
Other	5.5	5.5	—	15	16	(6%)

Total revenues/sales	349.6	307.4	14%	3,757	3,601	4%

Electric production fuel expense	47.0	42.4	11%
Energy purchases expense	61.6	78.1	(21%)
Purchased electric capacity expense	46.1	46.2	—

Margins	$194.9	$140.7	39%

Electric margins increased $54 million, or 39%, primarily due to the impact of a non-fuel retail rate increase effective January 2010, which increased WPL’s electric revenues by $27 million in the third quarter of 2010 and an estimated $21 million increase in electric margins from changes in sales caused by weather conditions in WPL’s service territory.

Nine Months Ended Sep. 30, 2010 vs. Nine Months Ended Sep. 30, 2009 Summary - Electric margins and MWh sales for WPL for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2010	2009	Change	2010	2009	Change
Residential	$336.7	$294.3	14%	2,692	2,554	5%
Commercial	184.7	168.5	10%	1,731	1,701	2%
Industrial	242.7	227.0	7%	3,194	3,091	3%

Retail subtotal	764.1	689.8	11%	7,617	7,346	4%
Sales for resale:
Wholesale	131.5	121.8	8%	2,214	2,185	1%
Bulk power and other	16.9	49.9	(66%)	551	1,060	(48%)
Other	14.9	17.0	(12%)	50	54	(7%)

Total revenues/sales	927.4	878.5	6%	10,432	10,645	(2%)

Electric production fuel expense	132.7	116.8	14%
Energy purchases expense	177.7	231.6	(23%)
Purchased electric capacity expense	109.5	118.9	(8%)

Margins	$507.5	$411.2	23%

Electric margins increased $96 million, or 23%, primarily due to the impact of a non-fuel retail rate increase effective January 2010, which increased WPL’s electric revenues by $72 million in the nine months ended Sep. 30, 2010, an estimated $23 million increase in electric margins from changes in the net impacts of weather conditions and WPL’s weather hedging activities, increased rates charged to wholesale customers including the impact of a wholesale formula rate change, which increased electric revenues by $4 million in the first quarter of 2010, and $7 million of lower purchased electric capacity expenses related to the RockGen PPA, which terminated in May 2009. These items were partially offset by an $11 million decrease in electric margins from the impact of WPL’s annual adjustments to unbilled revenue estimates and a $10 million decrease in electric margins from the impact of changes in the recovery of electric production fuel and energy purchases expense.

Impacts of Weather Conditions - Estimated increases (decreases) to WPL’s electric margins from the net impacts of weather and WPL’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2010	2009	2010	2009
Weather impacts on demand compared to normal weather	$11	($10)	$11	($11)
Losses from weather derivatives (a)	—	—	—	(1)

Net weather impact	$11	($10)	$11	($12)

(a)	Recorded in “Other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of WPL’s non-fuel retail rate increase, CDD data, WPL’s recoveries of electric fuel and purchased power energy costs, WPL’s annual adjustments to unbilled revenue estimates and sales trends. Refer to “Rate Matters” for discussion of WPL’s retail electric rate increases effective in January 2010 and June 2010, pending electric rate filings, the wholesale formula rate change in 2010 and anticipated changes to the retail rate recovery rules in Wisconsin for electric production fuel and energy purchases expenses.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

Third Quarter 2010 vs. Third Quarter 2009 Summary - Gas margins and Dth sales for WPL for the three months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)				Dths Sold (Dths in thousands)
	2010	2009	Change		2010	2009	Change
Residential	$8.6	$8.2	5%		567	770	(26%	)
Commercial	5.6	5.0	12%		721	919	(22%	)
Industrial	2.1	0.4	425%		375	76	393%

Retail subtotal	16.3	13.6	20%		1,663	1,765	(6%	)
Transportation/other	2.1	2.9	(28%	)	6,028	4,487	34%

Total revenues/sales	18.4	16.5	12%		7,691	6,252	23%

Cost of gas sold	6.5	4.9	33%

Margins	$11.9	$11.6	3%

Nine Months Ended Sep. 30, 2010 vs. Nine Months Ended Sep. 30, 2009 Summary - Gas margins and Dth sales for WPL for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)				Dths Sold (Dths in thousands)
	2010	2009	Change		2010	2009	Change
Residential	$81.4	$89.4	(9%	)	7,339	8,201	(11%	)
Commercial	44.5	50.4	(12%	)	5,221	6,107	(15%	)
Industrial	6.8	3.9	74%		982	506	94%

Retail subtotal	132.7	143.7	(8%	)	13,542	14,814	(9%	)
Transportation/other	10.3	10.0	3%		16,986	16,276	4%

Total revenues/sales	143.0	153.7	(7%	)	30,528	31,090	(2%	)

Cost of gas sold	85.8	99.3	(14%	)

Margins	$57.2	$54.4	5%

Gas margins increased $3 million, or 5%, primarily due to the impact of the 2010 retail gas rate increase effective in January 2010, which increased gas revenues in the nine months ended Sep. 30, 2010 by $4 million and an increase in weather-normalized sales volumes. These items were partially offset by an estimated $2 million decrease in gas margins from changes in the net impacts of weather conditions and WPL’s weather hedging activities.

Impacts of Weather Conditions - Estimated decreases to WPL’s gas margins from the net impacts of weather and WPL’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2010	2009	2010	2009
Weather impacts on demand compared to normal weather	$—	($1)	($2)	$1
Losses from weather derivatives (a)	—	—	—	(1)

Net weather impact	$—	($1)	($2)	$—

(a)	Recorded in “Transportation/other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for WPL’s HDD data and discussion of the impacts on WPL’s gas margins of recoveries of natural gas costs and “Rate Matters” for discussion of WPL’s gas rate filings.

Other Operation and Maintenance Expenses - Third Quarter 2010 vs. Third Quarter 2009 Summary - Other operation and maintenance expenses increased $7 million primarily due to $4 million of higher incentive-related compensation expenses and a $3 million deferral of retail pension and benefits costs recorded in the third quarter of 2009 in accordance with the stipulation agreement approved by the PSCW related to WPL’s 2009 retail rate case.

Nine Months Ended Sep. 30, 2010 vs. Nine Months Ended Sep. 30, 2009 Summary - Other operation and maintenance expenses increased $9 million primarily due to a $10 million deferral of retail pension and benefits costs recorded in the nine months ended Sep. 30, 2009 in accordance with the stipulation agreement approved by the PSCW related to WPL’s 2009 retail rate case, $8 million of higher incentive-related compensation expenses and $2 million of restructuring charges incurred in the second quarter of 2010 related to the elimination of certain corporate and operations positions. These items were partially offset by $7 million of restructuring charges incurred in the second quarter of 2009 related to the elimination of certain corporate and operations positions and $5 million of lower pension and other postretirement benefit costs.

Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for additional details of WPL’s other operation and maintenance expenses.

Depreciation and Amortization Expenses - Depreciation and amortization expenses decreased $6 million for the nine-month period, primarily due to a depreciation adjustment recorded in the second quarter of 2010, which is not anticipated to have a material impact on future periods. This item was partially offset by additional depreciation from the impact of property additions related to AMI and the June 2009 acquisition of the Neenah Energy Facility.

Refer to “Rate Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on WPL’s rate activities.

Interest Expense - Interest expense increased $4 million for the nine-month period, primarily due to interest expense from WPL’s issuances of 5% debentures in July 2009 and 4.6% debentures in June 2010. These items were partially offset by the impact of WPL’s retirement of 7.625% debentures in March 2010.

Refer to Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of debentures issued and retired by WPL during the nine months ended Sep. 30, 2010.

Equity Income from Unconsolidated Investments - Refer to Note 9(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of WPL’s equity income from its ATC investment.

AFUDC - AFUDC increased $3 million and $7 million for the three- and nine-month periods, respectively, primarily due to $3 million and $8 million of AFUDC recognized for WPL’s Bent Tree - Phase I wind project in the three and nine months ended Sep. 30, 2010, respectively.

Income Taxes - Third Quarter 2010 vs. Third Quarter 2009 Summary - WPL’s effective income tax rates were 37.3% for the third quarter of 2010 and 35.4% for the third quarter of 2009.

Nine Months Ended Sep. 30, 2010 vs. Nine Months Ended Sep. 30, 2009 Summary - WPL’s effective income tax rates were 37.7% for the nine months ended Sep. 30, 2010 and 33.1% for the nine months ended Sep. 30, 2009. The increase in the effective income tax rate was primarily due to $3 million of income tax expense recognized in the first quarter of 2010 related to the impacts of the Federal Health Care Legislation enacted in March 2010, which is expected to reduce WPL’s tax deductions for retiree health care costs beginning in 2013, to the extent prescription drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. The increase in the effective income tax rates was also due to $2 million of income tax benefits recognized in the first quarter of 2009 related to the net impacts of SB 62 enacted in February 2009 and a 2009 decision to allow WPL to do business in Iowa thus requiring WPL to file as part of the Iowa consolidated tax return.

Refer to Note 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional discussion of the Federal Health Care Legislation enacted in the first quarter of 2010 and the net impacts of SB 62 and the decision to allow WPL to do business in Iowa in the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

A summary of Alliant Energy’s liquidity and capital resources matters is included in the 2009 Form 10-K and has not changed materially from the items reported in the 2009 Form 10-K, except as described below.

Liquidity Position - At Sep. 30, 2010, Alliant Energy and its subsidiaries had $137 million of cash and cash equivalents and $623 million ($287 million at IPL, $240 million at WPL and $96 million at the parent company) of available capacity under their revolving credit facilities.

Capital Structure - Alliant Energy’s, IPL’s and WPL’s capital structures at Sep. 30, 2010 were as follows (dollars in millions):

	Alliant Energy (Consolidated)		IPL		WPL
Common equity	$2,887.8	49.5%	$1,411.6	48.6%	$1,362.3	54.4%
Preferred equity	243.8	4.2%	183.8	6.3%	60.0	2.4%
Noncontrolling interest	2.0	—%	—	—%	—	—%
Long-term debt (incl. current maturities)	2,705.2	46.3%	1,308.5	45.1%	1,081.7	43.2%

	$5,838.8	100.0%	$2,903.9	100.0%	$2,504.0	100.0%

Cash Flows - Selected information from Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the nine months ended Sep. 30, 2010 and 2009 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2010	2009	2010	2009	2010	2009

Cash and cash equivalents, Jan. 1	$175.3	$346.9	$0.4	$6.2	$18.5	$4.5
Cash flows from (used for):
Operating activities	695.6	590.5	379.0	350.0	293.8	256.1
Investing activities	(606.5)	(883.2)	(296.2)	(547.5)	(313.3)	(396.7)
Financing activities	(127.4)	122.5	(80.6)	196.4	36.5	226.8

Net increase (decrease)	(38.3)	(170.2)	2.2	(1.1)	17.0	86.2

Cash and cash equivalents, Sep. 30	$137.0	$176.7	$2.6	$5.1	$35.5	$90.7

Operating Activities -

Nine Months Ended Sep. 30, 2010 vs. Nine Months Ended Sep. 30, 2009 - Alliant Energy’s cash flows from operating activities increased $105 million primarily due to increased collections from IPL’s and WPL’s customers during the nine months ended Sep. 30, 2010 caused by the impacts of rate increases and higher electric sales, $65 million of higher cash flows from changes in the level of accounts receivable sold, $53 million of pension plan contributions during the nine months ended Sep. 30, 2009 and $23 million of refunds paid by WPL to its retail customers during the nine months ended Sep. 30, 2009 for over-collected fuel-related costs during 2008. These items were partially offset by $70 million of lower income tax refunds during the nine months ended Sep. 30, 2010, $67 million of higher payments by IPL to ITC during the nine months ended Sep. 30, 2010 for electric transmission services, $29 million of insurance proceeds received by IPL during the nine months ended Sep. 30, 2009 for operation expenditures related to the severe flooding in 2008 and $26 million of lower cash flows from operations at RMT.

IPL’s cash flows from operating activities increased $29 million primarily due to increased collections from IPL’s customers during the nine months ended Sep. 30, 2010 caused by the impacts of rate increases and higher electric sales, $65 million of higher cash flows from changes in the level of accounts receivable sold and $24 million of pension plan contributions during the nine months ended Sep. 30, 2009. These items were partially offset by $67 million of higher payments to ITC during the nine months ended

Sep. 30, 2010 for electric transmission service, $35 million of lower income tax refunds during the nine months ended Sep. 30, 2010 and $29 million of insurance proceeds received by IPL during the nine months ended Sep. 30, 2009 for operation expenditures related to the severe flooding in 2008.

WPL’s cash flows from operating activities increased $38 million primarily due to increased collections from WPL’s customers during the nine months ended Sep. 30, 2010 caused by the impacts of rate increases and higher electric sales, $23 million of refunds paid by WPL to its retail customers during the nine months ended Sep. 30, 2009 for over-collected fuel-related costs in 2008 and $17 million of pension plan contributions during the nine months ended Sep. 30, 2009. These items were largely offset by $50 million of higher income tax payments.

IPL’s Accounts Receivable Sale Program - Changes in the levels of accounts receivable sold by IPL increased Alliant Energy’s and IPL’s cash flows from operations by $100 million and $35 million during the nine months ended Sep. 30, 2010 and 2009, respectively. Proceeds from the additional receivables sold were primarily used by IPL to help fund construction expenditures and to reduce short-term debt.

In 2007, the MPUC approved an affiliated interest agreement related to IPL’s accounts receivable sale program subject to IPL demonstrating in its next Minnesota retail base rate case that the accounts receivable sale program is consistent with the public interest. In April 2010, IPL filed a petition with the MPUC for approval of an amended affiliated interest agreement related to its amended and restated Receivables Purchase and Sale Agreement (Agreement) that became effective in April 2010. In October 2010, the MPUC denied IPL’s petition without prejudice, stating that IPL had not adequately addressed the question of whether the accounts receivable sale program is consistent with the public interest, and deferred the issue to IPL’s current Minnesota retail electric rate case proceeding. Alliant Energy and IPL are currently unable to predict the ultimate impact of this ruling but believe an adverse decision by the MPUC could require IPL to replace that source of liquidity with an alternative one.

Refer to Note 4(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional details of IPL’s accounts receivable sale program, including discussion of the Agreement that became effective in April 2010.

Income Tax Payments and Refunds - Income tax payments and refunds resulted in lower cash flows from operations for Alliant Energy, IPL and WPL during the nine months ended Sep. 30, 2010 compared to the same period in 2009 primarily due to income tax refunds received in third quarter of 2009. Refer to “Legislative Matters - Federal Tax Legislation” and “Other Matters - Other Future Considerations - Tax Accounting for Mixed Service Costs” for additional discussion of future trends in federal income tax payments and refunds impacted by bonus tax depreciation deductions claimed for 2009 and 2010 and potential deductions for mixed service costs.

Investing Activities -

Nine Months Ended Sep. 30, 2010 vs. Nine Months Ended Sep. 30, 2009 - Alliant Energy’s cash flows used for investing activities decreased $277 million primarily due to $334 million of lower construction expenditures. The lower construction expenditures primarily resulted from expenditures during the nine months ended Sep. 30, 2009 for IPL’s Whispering Willow - East wind project, restoration activities at IPL’s Prairie Creek Generating Station and AMI at WPL, partially offset by higher expenditures during the nine months ended Sep. 30, 2010 for WPL’s Bent Tree - Phase I wind project and emission controls at IPL’s Lansing Unit 4. The lower construction expenditures were partially offset by $38 million of insurance proceeds received by IPL during the nine months ended Sep. 30, 2009 for property damaged by the severe flooding in 2008 and changes in the collection of and advances for customer energy efficiency projects.

IPL’s cash flows used for investing activities decreased $251 million primarily due to $304 million of lower construction expenditures. The lower construction expenditures primarily resulted from expenditures during the nine months ended Sep. 30, 2009 for its Whispering Willow - East wind project and restoration activities at its Prairie Creek Generating Station, partially offset by higher expenditures during the nine months ended Sep. 30, 2010 for emission controls at its Lansing Unit

4.The lower construction expenditures were partially offset by $38 million of insurance proceeds received by IPL during the nine months ended Sep. 30, 2009 for property damaged by the severe flooding in 2008.

WPL’s cash flows used for investing activities decreased $83 million primarily due to $101 million of lower construction and acquisition expenditures resulting from expenditures during the nine months ended Sep. 30, 2009 for the acquisition of the Neenah Energy Facility and AMI, partially offset by higher expenditures during the nine months ended Sep. 30, 2010 for its Bent Tree - Phase I wind project. The lower construction and acquisition expenditures were partially offset by changes in the collection of and advances for customer energy efficiency projects.

Construction and Acquisition Expenditures - Currently, there are no significant changes to Alliant Energy’s, IPL’s and WPL’s 2010 through 2012 anticipated construction and acquisition expenditures from those reported in the 2009 Form 10-K, except for changes to the timing and amount of capital expenditures for IPL’s and WPL’s environmental compliance plans and WPL’s anticipated purchase of WEPCO’s 25% ownership interest in Edgewater Unit 5 by the end of 2010 for approximately $40 million to $45 million. Refer to “Strategic Overview - Environmental Compliance Plans” for details of the currently anticipated construction and acquisition expenditures during 2010 through 2012 for IPL’s and WPL’s environmental compliance plans. Refer to Note 12(f) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on the anticipated purchase of WEPCO’s 25% ownership interest in Edgewater Unit 5.

Financing Activities -

Nine Months Ended Sep. 30, 2010 vs. Nine Months Ended Sep. 30, 2009 - Alliant Energy’s cash flows used for financing activities increased $250 million primarily due to $170 million of borrowings in September 2009 under a term loan facility to finance the repurchase of the Exchangeable Senior Notes and changes in the amount of commercial paper outstanding at IPL and WPL. These items were partially offset by changes in long-term debt described below.

IPL’s cash flows used for financing activities increased $277 million primarily due to $150 million of capital contributions during the nine months ended Sep. 30, 2009 from its parent company, Alliant Energy, changes in the amount of commercial paper outstanding and changes in long-term debt described below. These items were partially offset by $50 million of capital contributions during the nine months ended Sep. 30, 2010 from its parent company, Alliant Energy.

WPL’s cash flows from financing activities decreased $190 million primarily due to changes in long-term debt described below and $100 million of capital contributions during the nine months ended Sep. 30, 2009 from its parent company, Alliant Energy. These items were partially offset by $75 million of capital contributions from its parent company, Alliant Energy, during the nine months ended Sep. 30, 2010 and changes in the amount of commercial paper outstanding.

Alliant Energy’s, IPL’s and WPL’s increases (decreases) in financing cash flows due to changes in long-term debt for the nine months ended Sep. 30, 2010 vs. the nine months ended Sep. 30, 2009 were as follows (in millions):

	Alliant Energy	IPL	WPL
Proceeds from issuances:
IPL’s 3.65% senior debentures issued in August 2010	$200	$200	$—
IPL’s 3.3% senior debentures issued in June 2010	150	150	—
WPL’s 4.6% debentures issued in June 2010	150	—	150
IPL’s 6.25% senior debentures issued in July 2009	(300)	(300)	—
WPL’s 5% debentures issued in July 2009	(250)	—	(250)
Payments to retire:
IPL’s 6.75% senior debentures retired in September 2010	(206)	(206)	—
WPL’s 7.625% debentures retired in March 2010	(100)	—	(100)
Alliant Energy’s Exchangeable Senior Notes retired in September 2009	241	—	—
IPL’s 6.625% senior debentures retired in August 2009	135	135	—

	$20	($21)	($200)

FERC Financing Authorizations - As of Sep. 30, 2010, IPL had remaining authority for $130 million of common equity distributions from additional paid in capital, rather than retained earnings, under the 2008 authorization issued by FERC.

As of Sep. 30, 2010, IPL had remaining authority for $550 million of long-term debt securities issuances under the 2009 authorization issued by FERC.

State Regulatory Financing Authorizations - In May 2010, IPL filed a request with the MPUC for exemption from the requirement to file a capital structure and obtain authorization to issue securities, or if such exemption is denied, an extension and/or clarification of the MPUC’s order approving IPL’s 2009 annual capital structure filing to enable IPL to issue additional securities subject to the terms of the MPUC’s 2009 order. In August 2010, the MPUC issued an order that determined IPL does not need to obtain authorization to issue securities as long as IPL is not organized under the laws of the state of Minnesota and the securities issued do not encumber any of its property in the state of Minnesota. Given these conditions, IPL is currently exempt from obtaining approval for unsecured securities issuances. However, if IPL were to issue securities secured by property in Minnesota, IPL would be required to obtain approval from the MPUC for securities issuances by making an annual capital structure filing.

As of Sep. 30, 2010, WPL had remaining authority for $200 million of long-term debt securities issuances under the 2009 authorization issued by the PSCW.

Shelf Registrations - As of Sep. 30, 2010, WPL had $300 million remaining available to issue preferred stock and unsecured debt securities under its shelf registration with the SEC. IPL currently does not have any availability under a shelf registration with the SEC.

Common Stock Issuances and Capital Contributions - Refer to Note 6(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s common stock issuances during the nine months ended Sep. 30, 2010 under its equity incentive plans for employees. Refer to Note 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of capital contributions from Alliant Energy to each of IPL and WPL, payments of common stock dividends by WPL to its parent company and repayments of capital by IPL and Resources to their parent company during the nine months ended Sep. 30, 2010.

Short-term Debt - Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a covenant which requires the entities to maintain certain debt-to-capital ratios. The debt-to-capital ratios required to borrow under the credit facilities compared to the actual debt-to-capital ratios at Sep. 30, 2010 were as follows:

	Requirement	Status at Sep. 30, 2010
Alliant Energy	Less than 65%	46%
IPL	Less than 58%	45%
WPL	Less than 58%	46%

Refer to Note 8(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on short-term debt.

Long-term Debt - Refer to Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” and the changes in long-term debt table above for information on long-term debt issued and retired by Alliant Energy, IPL and WPL in 2010.

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

Certain Financial Commitments -

Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2009 Form 10-K and has not changed materially from the items reported in the 2009 Form 10-K, except for the items described in Notes 8, 12(a) and 12(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements.”

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

Commodity Price - Alliant Energy’s and WPL’s retail electric margins are exposed to commodity price risk due to the retail recovery mechanism in Wisconsin for fuel-related costs. Refer to “Rate Matters - Proposed Changes to Rate Recovery Mechanisms” for discussion of new electric fuel cost recovery rules in Wisconsin that may impact WPL’s commodity risk beginning in 2011 and details of WPL’s retail electric fuel-related rate case approved by the PSCW in June 2010, which included a new annual forecasted fuel-related cost monitoring level for 2010.

Currency Exchange Rate - Alliant Energy and IPL no longer have a material exposure to risk resulting from changes in currency exchange rates following the execution of a foreign currency derivative in the first quarter of 2010. The foreign currency derivative converted future payments under Corporate Services’ master supply agreement with Vestas to purchase wind turbine generator sets and related equipment from Euro-denominated payments to U.S. dollar-denominated payments.

Interest Rate - Alliant Energy and IPL are exposed to risk resulting from changes in interest rates as a result of IPL’s sales of receivables program. Assuming the impact of a hypothetical 100 basis point increase in interest rates on the amount of cash proceeds outstanding under IPL’s sales of receivables program at Sep. 30, 2010, both Alliant Energy’s and IPL’s annual pre-tax expense would increase by approximately $1.0 million.

In addition, Alliant Energy and WPL are exposed to changes in earnings resulting from changes in interest rates as a result of balances of cash and cash equivalents that are currently invested in money market funds with yields that may fluctuate daily. Assuming the impact of a hypothetical 100 basis point increase in interest rates on Alliant Energy’s and WPL’s money market fund investments at Sep. 30, 2010, Alliant Energy’s and WPL’s annual interest income would increase by approximately $1.3 million and $0.3 million, respectively.

New Accounting Pronouncements - Refer to Note 1(e) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of new accounting pronouncements impacting Alliant Energy, IPL and WPL.

Critical Accounting Policies and Estimates - A summary of Alliant Energy’s critical accounting policies and estimates is included in the 2009 Form 10-K and such policies and estimates have not changed materially from those reported in the 2009 10-K, except as described below.

Contingencies - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period regarding the future outcome of contingent events and record loss contingency amounts for any contingent events that are both probable and reasonably estimable based upon current available information. Alliant Energy’s, IPL’s and WPL’s contingencies assessed for the third quarter of 2010 include potential rate refund reserves, pending legal proceedings and potential disallowances by regulators of recovery of property, plant and equipment costs. Note 2 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” and “Rate Matters” provide discussion of IPL’s and WPL’s rate refund reserve assessments for IPL’s 2009 test year Iowa and Minnesota retail electric rate cases, and WPL’s 2010 test year retail fuel-related rate case. Note 12(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” provides discussion of current legal proceedings that may have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition or results of operations. “Rate Matters - Retail Base Rate Filings - IPL’s Iowa Retail Electric Rate Case (2009 Test Year)” provides discussion of testimony filed in the third quarter of 2010 by the OCA in Iowa requesting that the IUB disallow recovery of IPL’s Whispering Willow - East wind project construction costs in excess of the cost cap and future recovery of costs for Sixth Street. Note 1(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” provides additional details of IPL’s Sixth Street generating station damaged by the severe flooding in 2008.

Regulatory Assets and Liabilities - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period regarding whether their regulatory assets are probable of future recovery and their regulatory liabilities are probable of future obligations by considering factors such as regulatory environment changes, rate orders issued by the applicable regulatory agencies and historical decisions by applicable regulatory agencies regarding similar regulatory assets and liabilities. Note

1(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” provides details of the nature and amounts of Alliant Energy’s, IPL’s and WPL’s regulatory assets and liabilities assessed during the third quarter of 2010.

Long-Lived Assets - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period regarding the recoverability of certain long-lived assets including assets held for sale and assets not yet being recovered from their customers. Alliant Energy’s, IPL’s and WPL’s assets assessed for the third quarter of 2010 include the IEA business currently held for sale and wind sites and wind turbine generators currently expected to be used by IPL and WPL to develop future wind projects. Note 15 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” provides details of a pre-tax, non-cash valuation charge of $5 million recorded in the third quarter of 2010 as a result of declines in the fair value of the IEA business. Refer to “Strategic Overview - Utility Generation Plans” for additional discussion of wind sites and wind turbine generators.

Unbilled Revenues - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period to estimate their amount of unbilled revenues. At Sep. 30, 2010 and Dec. 31, 2009, unbilled revenues related to Alliant Energy’s utility operations were $123 million ($64 million at IPL and $59 million at WPL) and $169 million ($82 million at IPL and $87 million at WPL), respectively. “Alliant Energy’s Results of Operations - Utility Electric Margins - Unbilled Revenue Estimates” provides discussion of annual adjustments to unbilled electric revenue estimates in the second quarters of 2010 and 2009. Note 4(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” provides discussion of IPL’s unbilled revenues as of Sep. 30, 2010 sold to a third-party financial institution under an amended and restated Receivables Purchase and Sale Agreement that became effective in April 2010.

Pensions and Other Postretirement Benefits - Alliant Energy, IPL and WPL make assumptions and judgments periodically to estimate the obligations and costs related to their retirement plans. Note 6(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” provides details of remeasurements of obligations for its postretirement health care benefits in the first and third quarters of 2010 related to Federal Health Care Legislation enacted in March 2010.

Income Taxes - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period to estimate their income tax assets, liabilities, benefits and expenses. Alliant Energy’s, IPL’s and WPL’s critical assumptions and judgments for the third quarter of 2010 include projections of Alliant Energy’s future taxable income used to determine its ability to utilize federal net operating loss and credit carry forwards prior to their expiration and the interpretation of tax laws regarding uncertain tax positions.

Federal Net Operating Loss Carryforward Utilization - Alliant Energy’s federal tax returns for calendar years 2008 and 2009 have included net operating losses primarily due to a change in tax method of accounting for repairs expenditures deductions included in its 2008 tax return and bonus depreciation deductions allowed in its 2009 tax return. Alliant Energy also currently anticipates a federal net operating loss for 2010 primarily due to additional bonus depreciation deductions in 2010. Federal net operating losses for each calendar year can be utilized to offset federal taxable income in other years by generally carrying the losses back two years or forward 20 years. Alliant Energy’s federal tax return for calendar year 2009 included a federal net operating loss of approximately $500 million. In September 2010, Alliant Energy filed a claim with the IRS to carry back a significant majority of its 2009 federal net operating loss to offset federal taxable income generated prior to 2009. Alliant Energy currently plans to utilize the remaining portion of its 2009 federal net operating loss and the federal net operating loss carry forward of approximately $270 million from its federal tax return for calendar year 2008 to offset federal taxable income in the future. Based on current projections of Alliant Energy’s future federal taxable income, Alliant Energy currently plans to utilize its current net operating loss carryforwards by 2013.

Federal Tax Credit Carryforward Utilization - Alliant Energy generates federal tax credits each year primarily based on the amount of electricity generated by wind projects at IPL and WPL and the amount of its research and development activities. In addition, in prior years, Alliant Energy generated significant non-conventional source fuel credits. Federal tax credits reduce Alliant Energy’s federal income tax obligations in calendar years that Alliant Energy generates sufficient federal taxable income to utilize the tax credits. If Alliant Energy does not generate sufficient federal taxable income to utilize the federal tax credits generated for that year, the federal tax credits can be carried back and carried forward to be utilized to reduce federal income tax obligations if sufficient federal taxable income exists in the carry back and carry forward years. The federal tax credits have different expiration periods with the most stringent limiting the carry forward period to 20 years. As a result of federal net operating losses generated in 2009 and 2008 that were carried back to prior years, federal tax credits of $62 million previously used in prior years’ federal tax returns will now be required to be carried forward to be utilized. Federal tax credits generated in 2009 and for the nine months ended Sep. 30, 2010 of $7 million and $7 million, respectively, are also expected to be carried forward to be utilized. Based on current projections of Alliant Energy’s future federal taxable income, Alliant Energy currently plans to utilize all current federal tax credit carryforwards with specific expiration periods by 2013.

Refer to Note 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion of tax matters. Refer to “Other Future Considerations - Tax Accounting for Mixed Service Costs” for discussion of a proposed change in tax accounting for mixed service costs that may result in significant tax deductions for Alliant Energy, IPL and WPL. The significant tax deductions from the change in tax accounting for mixed service costs may extend Alliant Energy’s federal net operating loss and tax credit carry forwards beyond 2013. However, Alliant Energy, IPL and WPL currently believe all federal net operating losses and tax credit carry forwards will be utilized before their expiration date.

Other Future C onsiderations - A summary of Alliant Energy’s, IPL’s and WPL’s other future considerations is included in the 2009 Form 10-K and such considerations have not changed materially from the items reported in the 2009 Form 10-K, except as described below.

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

In September 2010, ITC filed with MISO the Attachment “O” rate it proposes to charge its customers in 2011 for electric transmission services. The proposed rate was based on ITC’s net revenue requirement for 2011 as well as the impact of a $24 million true-up adjustment related to amounts that ITC under-recovered from its customers in 2009. The 2011 Attachment “O” rate filed with MISO is approximately the same as the rate ITC is currently charging its customers in 2010, which includes the impact of a $53 million true-up adjustment related to amounts that ITC under-recovered from its customers in 2008. In January 2010, the IUB issued an order authorizing IPL to defer the Iowa retail portion of the 2008 under-recovered costs billed in 2010 and amortize these deferred costs over a five-year period with an equal and offsetting amount of amortization of IPL’s regulatory liability related to its electric transmission assets sale. IPL has requested similar regulatory recovery treatment for the Iowa retail portion of the 2009 under-recovered costs expected to be billed in 2011. Excluding the impact of these under-recovered costs from 2008 and 2009, IPL currently estimates the electric transmission service costs expected to be billed in 2011 will be approximately $20 million to $30 million higher than the comparable costs currently being billed in 2010. IPL has made proposals to both the IUB and MPUC to implement an automatic adjustment clause for electric transmission service costs incurred by IPL to address the recovery of these increased costs. Alliant Energy and IPL are currently unable to predict the ultimate impact of ITC’s proposed transmission rates for 2011, but believe they could have a material impact on their financial condition, results of operations and cash flows in 2011.

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

Government Incentives for Wind Projects - Alliant Energy’s utility generation plan has three wind projects that currently qualify, or may qualify, for one of the government incentives based on the provisions of the ARRA. These three wind projects are IPL’s Whispering Willow - East wind project (200 MW capacity) that began commercial operation in the fourth quarter of 2009, WPL’s Bent Tree - Phase I wind project (200 MW capacity) that is expected to be fully commercially operational in the first quarter of 2011, and a 100 MW capacity wind project at IPL or WPL. Based on an evaluation of the most beneficial alternative for customers, Alliant Energy, IPL and WPL have chosen to recognize production tax credits for their eligible wind projects. IPL currently expects to recognize production tax credits of approximately $6 million to $7 million in 2010 for its Whispering Willow - East wind project. The amount of production tax credits is dependent on the level of electricity output generated by each wind project, which is impacted by a variety of operating and economic parameters including transmission availability. Any incentives for IPL’s and WPL’s wind projects are expected to be utilized in determining customers’ rates.

Incentive Compensation Plans - Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for discussion of higher incentive-related compensation expenses during the nine months ended Sep. 30, 2010 and Note 6(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for new share-based compensation awards issued in the first quarter of 2010 and details of Alliant Energy’s new OIP that was approved by its shareowners in May 2010.

Tax Accounting for Mixed Service Costs - In September 2010, Alliant Energy filed a request with the IRS for a change in its tax method of accounting for mixed service costs. The requested change would allow Alliant Energy to currently deduct a portion of its mixed service costs, which have historically been capitalized for tax purposes. If approved by the IRS, this proposed change could be applied retroactively to mixed service costs incurred since 1987. Alliant Energy recently completed an assessment of its eligible mixed service costs for the period from 1987 through 2009 and currently believes it will include approximately $400 million ($210 million for IPL and $190 million for WPL) of mixed service costs deductions for these years in its 2010 federal income tax return if the proposed change is approved by the IRS. Alliant Energy currently believes it has sufficient federal net operating loss carry forwards to offset its anticipated future federal taxable income through 2012 resulting in minimal, if any, federal cash tax payments to the IRS by Alliant Energy through 2012. Therefore, Alliant Energy, IPL and WPL currently expect significant cash flow benefits in the form of reduced federal tax payments from this project in 2013 if the proposed change in tax method of accounting is approved by the IRS and the mixed service costs expected to be claimed by Alliant Energy in its 2010 federal income tax return are sustained under IRS audit. In accordance with accounting rules, Alliant Energy, IPL and WPL will not reflect the impact of this proposed change to mixed service costs in its financial statements until they receive approval from the IRS for the change in tax method of accounting for mixed service costs. Refer to “Rate Matters - Retail Base Rate Filings - IPL’s Iowa Retail Electric Rate Case (2009 Test Year)” for discussion of a proposed customer cost management plan that includes IPL using cash flows realized from this project to refund to its Iowa retail customers. Alliant Energy and IPL are currently unable to predict when these cash flow tax benefits would be refunded to IPL’s utility customers.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4.	CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the quarter ended Sep. 30, 2010 pursuant to the requirements of the Securities Exchange Act of 1934. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended Sep. 30, 2010.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended Sep. 30, 2010 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Alliant Energy -

Shareowner Derivative Complaint - On Feb. 27, 2009, a purported shareowner filed in the Circuit Court for Dane County, Wisconsin, a derivative complaint against certain current and former officers and directors of Alliant Energy alleging that such officers and directors breached their fiduciary duties by approving sales of assets of Resources in violation of the Indenture with respect to the now-retired Exchangeable Senior Notes due 2030 and wasting Alliant Energy’s assets by compensating such officers and directors in connection with such sales. The purported shareowner had previously made a demand asking the Board of Directors to take action to remedy the alleged breaches of fiduciary duties by certain officers and directors. Under Wisconsin law, if a shareowner commences a derivative proceeding after making such a demand, the court must dismiss such a derivative proceeding if a committee of independent directors appointed by independent directors determines, acting in good faith after conducting a reasonable inquiry upon which its conclusions are based, that maintenance of the derivative proceeding is not in the best interests of the corporation. The independent directors of Alliant Energy appointed such a special litigation committee of independent directors, which conducted an inquiry into the allegations made in the demand from the purported shareowner and in a report delivered to Alliant Energy determined that maintenance of the derivative proceeding is not in the best interests of Alliant Energy. Based on that report, on Sep. 14, 2009, Alliant Energy filed a motion to dismiss the derivative proceeding in the Circuit Court for Dane County, Wisconsin. In August 2010, the

court issued its decision to dismiss the lawsuit, leaving open an issue regarding plaintiff’s attorneys’ fees, which are not expected to be material.

WPL -

Air Permitting Violation Claims - In September 2010, Sierra Club filed in U.S. District Court for the Western District of Wisconsin a complaint against WPL, as owner and operator of Nelson Dewey and Columbia, based on allegations that modifications were made at the facilities without complying with the PSD program requirements, Title V Operating Permit requirements of the CAA and state regulatory counterparts contained within the Wisconsin SIP designed to implement the CAA. In October 2010, WPL responded to these claims related to Nelson Dewey and Columbia by filing with the U.S. District Court an Answer denying the Columbia allegations and a Motion to Dismiss the Nelson Dewey allegations based on statute of limitations arguments. In September 2010, Sierra Club filed in U.S. District Court for the Eastern District of Wisconsin a complaint against WPL, as owner and operator of Edgewater, which contained similar allegations regarding air permitting violations at Edgewater. Both complaints allege that various projects performed at Nelson Dewey, Columbia and Edgewater in the past were major modifications, as defined in the CAA, and that the owners violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. In the Edgewater complaint, additional allegations were made regarding violations of emission limits for visible emissions.

In December 2009, the EPA sent an NOV to WPL as an owner and the operator of Edgewater, Nelson Dewey and Columbia. The NOV alleges that the owners failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin SIP.

In response to similar EPA CAA enforcement initiatives, certain utilities have elected to settle with the EPA, while others have elected to litigate. If the EPA and/or Sierra Club successfully prove their claims that projects completed in the past at Edgewater, Nelson Dewey and Columbia required either a state or federal CAA permit, WPL may, under the applicable statutes, be required to pay civil penalties in amounts of up to $37,500 per day for each violation and/or complete actions for injunctive relief. Payment of fines and/or injunctive relief could be included in a settlement outcome. Injunctive relief contained in settlements or court-ordered remedies for other utilities required the installation of pollution control technology, changed operating conditions including use of alternative fuels other than coal, caps for emissions and limitations on generation including retirement of generating units, and other supplemental environmental projects. Should similar remedies be required for final resolution of these matters at Edgewater, Nelson Dewey and Columbia, Alliant Energy and WPL would incur additional capital and operating expenditures. Alliant Energy and WPL are currently reviewing the allegations and are unable to predict the impact of the allegations on their financial condition or results of operations, but believe that an adverse outcome could be significant. WPL and the other owners of Edgewater and Columbia are exploring settlement options while simultaneously defending against these allegations. WPL believes the projects at Edgewater, Nelson Dewey and Columbia were routine or not projected to increase emissions and therefore did not violate the permitting requirements of the CAA.

ITEM 1A.	RISK FACTORS

A summary of Alliant Energy’s, IPL’s and WPL’s risk factors is included in Item 1A in the 2009 Form 10-K and such risk factors have not changed materially from the items reported in the 2009 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended Sep. 30, 2010 was as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan (a)
July 1 to July 31	6,540	$33.55	—	N/A
Aug. 1 to Aug. 31	3,307	35.40	—	N/A
Sep. 1 to Sep. 30	126	35.87	—	N/A

	9,973	34.19	—

(a)	Includes 134, 3,307 and 126 shares of Alliant Energy common stock for July 1 to July 31, Aug. 1 to Aug. 31, and Sep. 1 to Sep. 30, respectively, purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan (DCP). There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date. Also includes 6,406 shares of Alliant Energy common stock for July 1 to July 31 transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the EIP.

Refer to Note 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of restrictions on IPL’s and WPL’s distributions to their parent company.

ITEM 6.	EXHIBITS

The following Exhibits are filed herewith or incorporated herein by reference.

4.1

Officer’s Certificate, dated as of Aug. 23, 2010, creating IPL’s 3.65% Senior Debentures due Sep. 1, 2020 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated Aug. 23, 2010 (File No. 0-4117-1))

10.1	Alliant Energy Defined Contribution Supplemental Retirement Plan

10.2

Form of Key Executive Employment and Severance Agreement, by and between Alliant Energy and each of T.L. Aller, D.K. Doyle, T.L. Hanson, J.O. Larsen and J.J. Schmidt (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-9894))

12.1	Ratio of Earnings to Fixed Charges for Alliant Energy

12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL

12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for WPL

31.1	Certification of the Chairman, President and CEO for Alliant Energy

31.2	Certification of the Executive Vice President-CFO for Alliant Energy

31.3	Certification of the Chairman and CEO for IPL

31.4	Certification of the Executive Vice President-CFO for IPL

31.5	Certification of the Chairman and CEO for WPL

31.6	Certification of the Executive Vice President-CFO for WPL

32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy

32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL

32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

101.INS*	Alliant Energy’s XBRL Instance Document

101.SCH*	Alliant Energy’s XBRL Taxonomy Extension Schema Document

101.CAL*	Alliant Energy’s XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Alliant Energy’s XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Alliant Energy’s XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished as Exhibit 101 to this report are the following documents formatted in Extensible Business Reporting Language (XBRL): (i) Alliant Energy’s Condensed Consolidated Statements of Income for the three and nine months ended Sep. 30, 2010 and 2009; (ii) Alliant Energy’s Condensed Consolidated Balance Sheets as of Sep. 30, 2010 and Dec. 31, 2009; (iii) Alliant Energy’s Condensed Consolidated Statements of Cash Flows for the nine months ended Sep. 30, 2010 and 2009; and (iv) Alliant Energy’s Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 29th day of October 2010.

ALLIANT ENERGY CORPORATION Registrant

By: /s/ Thomas L. Hanson	Vice President-Chief Accounting Officer and Treasurer
Thomas L. Hanson	(Principal Accounting Officer and Authorized Signatory)

INTERSTATE POWER AND LIGHT COMPANY Registrant

By: /s/ Thomas L. Hanson	Vice President-Chief Accounting Officer and Treasurer
Thomas L. Hanson	(Principal Accounting Officer and Authorized Signatory)

WISCONSIN POWER AND LIGHT COMPANY Registrant

By: /s/ Thomas L. Hanson	Vice President-Chief Accounting Officer and Treasurer
Thomas L. Hanson	(Principal Accounting Officer and Authorized Signatory)

ALLIANT ENERGY CORPORATION

INTERSTATE POWER AND LIGHT COMPANY

WISCONSIN POWER AND LIGHT COMPANY

Exhibit Index to Quarterly Report on Form 10-Q

For the quarter ended Sep. 30, 2010

Exhibit Number	Description

10.1	Alliant Energy Defined Contribution Supplemental Retirement Plan

12.1	Ratio of Earnings to Fixed Charges for Alliant Energy

12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL

12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for WPL

31.1	Certification of the Chairman, President and CEO for Alliant Energy

31.2	Certification of the Executive Vice President-CFO for Alliant Energy

31.3	Certification of the Chairman and CEO for IPL

31.4	Certification of the Executive Vice President-CFO for IPL

31.5	Certification of the Chairman and CEO for WPL

31.6	Certification of the Executive Vice President-CFO for WPL

32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy

32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL

32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

101.INS	Alliant Energy’s XBRL Instance Document

101.SCH	Alliant Energy’s XBRL Taxonomy Extension Schema Document

101.CAL	Alliant Energy’s XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Alliant Energy’s XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Alliant Energy’s XBRL Taxonomy Extension Presentation Linkbase Document