Form 10-Q
period 2011-03-31
INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2011-05-05
CIK 52485, 107832, 352541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company Filer
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each class of common stock as of March 31, 2011:

Alliant Energy Corporation	Common stock, $0.01 par value, 110,942,128 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements include words such as “expect,” “anticipate,” “plan” or other words of similar import. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy Corporation (Alliant Energy), Interstate Power and Light Company (IPL) and Wisconsin Power and Light Company (WPL) that could materially affect actual results include:

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

•

developments that adversely impact their ability to implement their strategic plans including unanticipated issues in connection with construction and operation or regulatory approval of a new wind generating facility to utilize the remaining 100 megawatts (MW) of Vestas-American Wind Technology, Inc. (Vestas) wind turbine generator sets without recording an impairment, new emission control equipment for various coal-fired generating facilities, WPL’s potential purchase of the Riverside Energy Center (Riverside), and the potential decommissioning of certain generating facilities;

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

•

factors listed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A Risk Factors in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2010 (2010 Form 10-K).

Alliant Energy, IPL and WPL assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
	(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$620.3	$604.9
Gas	229.0	224.9
Other	16.7	17.6
Non-regulated	79.0	42.8

Total operating revenues	945.0	890.2

Operating expenses:
Utility:
Electric production fuel and energy purchases	194.0	210.4
Purchased electric capacity	57.8	63.3
Electric transmission service	73.6	62.3
Cost of gas sold	156.4	156.4
Other operation and maintenance	160.6	150.5
Non-regulated operation and maintenance	69.9	38.2
Depreciation and amortization	78.8	74.4
Taxes other than income taxes	26.1	25.7

Total operating expenses	817.2	781.2

Operating income	127.8	109.0

Interest expense and other:
Interest expense	40.6	40.7
Equity income from unconsolidated investments, net	(9.9)	(9.8)
Allowance for funds used during construction	(3.1)	(3.9)
Interest income and other	(0.8)	(0.8)

Total interest expense and other	26.8	26.2

Income from continuing operations before income taxes	101.0	82.8

Income taxes	22.6	34.7

Income from continuing operations, net of tax	78.4	48.1

Income from discontinued operations, net of tax	1.3	—

Net income	79.7	48.1

Preferred dividend requirements of subsidiaries	6.2	4.7

Net income attributable to Alliant Energy common shareowners	$73.5	$43.4

Weighted average number of common shares outstanding (basic) (000s)	110,569	110,368

Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic):
Income from continuing operations, net of tax	$0.65	$0.39
Income from discontinued operations, net of tax	0.01	—

Net income	$0.66	$0.39

Weighted average number of common shares outstanding (diluted) (000s)	110,632	110,451

Earnings per weighted average common share attributable to
Alliant Energy common shareowners (diluted):
Income from continuing operations, net of tax	$0.65	$0.39
Income from discontinued operations, net of tax	0.01	—

Net income	$0.66	$0.39

Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$72.2	$43.4
Income from discontinued operations, net of tax	1.3	—

Net income attributable to Alliant Energy common shareowners	$73.5	$43.4

Dividends declared per common share	$0.425	$0.395

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	March 31, 2011	December 31, 2010
	(in millions)

Property, plant and equipment:
Utility:
Electric plant in service	$7,954.4	$7,676.8
Gas plant in service	832.8	830.1
Other plant in service	505.8	499.2
Accumulated depreciation	(3,066.2)	(2,982.2)

Net plant	6,226.8	6,023.9
Construction work in progress:
Bent Tree - Phase I wind project (Wisconsin Power and Light Company)	—	154.5
Other	178.5	155.5
Other, less accumulated depreciation	147.0	126.0

Total utility	6,552.3	6,459.9

Non-regulated and other:
Non-regulated Generation, less accumulated depreciation	118.0	119.0
Alliant Energy Corporate Services, Inc. and other, less accumulated depreciation	153.1	151.7

Total non-regulated and other	271.1	270.7

Total property, plant and equipment	6,823.4	6,730.6

Current assets:
Cash and cash equivalents	126.1	159.3
Accounts receivable:
Customer, less allowance for doubtful accounts	140.2	120.5
Unbilled utility revenues	70.9	82.3
Other, less allowance for doubtful accounts	193.4	213.1
Production fuel, at weighted average cost	91.9	122.8
Materials and supplies, at weighted average cost	64.1	61.6
Gas stored underground, at weighted average cost	14.2	48.6
Regulatory assets	84.1	109.0
Prepayments and other	192.1	175.5

Total current assets	977.0	1,092.7

Investments:
Investment in American Transmission Company LLC	231.0	227.9
Other	61.2	61.3

Total investments	292.2	289.2

Other assets:
Regulatory assets	1,177.0	1,032.7
Deferred charges and other	130.9	137.7

Total other assets	1,307.9	1,170.4

Total assets	$9,400.5	$9,282.9

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

CAPITALIZATION AND LIABILITIES	March 31, 2011	December 31, 2010
	(in millions, except per share and share amounts)
Capitalization:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 240,000,000 shares authorized; 110,942,128 and 110,893,901 shares outstanding	$1.1	$1.1
Additional paid-in capital	1,507.5	1,506.8
Retained earnings	1,421.1	1,394.7
Accumulated other comprehensive loss	(1.4)	(1.4)
Shares in deferred compensation trust - 251,729 and 246,301 shares at a weighted average cost of $31.00 and $30.75 per share	(7.8)	(7.6)

Total Alliant Energy Corporation common equity	2,920.5	2,893.6
Cumulative preferred stock of Interstate Power and Light Company	185.1	183.8
Noncontrolling interest	2.0	2.0

Total equity	3,107.6	3,079.4
Cumulative preferred stock of Wisconsin Power and Light Company	60.0	60.0
Long-term debt, net (excluding current portion)	2,703.6	2,703.4

Total capitalization	5,871.2	5,842.8

Current liabilities:
Current maturities of long-term debt	1.3	1.3
Commercial paper	32.4	47.4
Accounts payable	300.2	336.3
Regulatory liabilities	163.9	173.7
Accrued taxes	37.7	45.3
Accrued interest	46.7	46.7
Derivative liabilities	33.1	55.3
Other	163.6	160.7

Total current liabilities	778.9	866.7

Other long-term liabilities and deferred credits:
Deferred income taxes	1,472.7	1,434.3
Regulatory liabilities	770.0	626.4
Pension and other benefit obligations	299.2	303.8
Other	208.5	208.9

Total long-term liabilities and deferred credits	2,750.4	2,573.4

Total capitalization and liabilities	$9,400.5	$9,282.9

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
	(in millions)

Cash flows from operating activities:
Net income	$79.7	$48.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	78.8	74.9
Other amortizations	13.8	12.8
Deferred tax expense (benefit) and investment tax credits	(4.1)	28.4
Equity income from unconsolidated investments, net	(9.9)	(9.8)
Distributions from equity method investments	8.3	8.5
Other	1.3	(1.4)
Other changes in assets and liabilities:
Accounts receivable	(0.4)	23.1
Sales of accounts receivable	10.0	—
Production fuel	32.6	25.6
Gas stored underground	34.4	25.5
Regulatory assets	(137.1)	(77.5)
Accounts payable	2.2	(36.9)
Regulatory liabilities	159.2	(11.5)
Derivative liabilities	(25.9)	26.7
Deferred income taxes	45.0	(13.0)
Pension and other benefit obligations	(4.6)	34.4
Accrued incentive compensation and other	(22.0)	31.3

Net cash flows from operating activities	261.3	189.2

Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(229.4)	(222.6)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(7.7)	(6.7)
Other	3.8	(2.9)

Net cash flows used for investing activities	(233.3)	(232.2)

Cash flows from (used for) financing activities:
Common stock dividends	(47.1)	(43.6)
Preferred dividends paid by subsidiaries	(4.7)	(4.7)
Payments to retire long-term debt	—	(100.0)
Net change in short-term borrowings	(15.0)	160.3
Other	5.6	(4.1)

Net cash flows from (used for) financing activities	(61.2)	7.9

Net decrease in cash and cash equivalents	(33.2)	(35.1)
Cash and cash equivalents at beginning of period	159.3	175.3

Cash and cash equivalents at end of period	$126.1	$140.2

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$40.2	$47.4
Income taxes, net of refunds	($3.0)	($0.8)
Significant noncash investing and financing activities:
Accrued capital expenditures	$28.6	$47.7

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
	(in millions)

Operating revenues:
Electric utility	$330.2	$309.6
Gas utility	131.9	128.7
Steam and other	15.4	16.2

Total operating revenues	477.5	454.5

Operating expenses:
Electric production fuel and energy purchases	96.8	100.5
Purchased electric capacity	39.3	38.6
Electric transmission service	47.9	37.6
Cost of gas sold	92.6	91.2
Other operation and maintenance	96.7	92.3
Depreciation and amortization	43.9	43.0
Taxes other than income taxes	13.2	13.0

Total operating expenses	430.4	416.2

Operating income	47.1	38.3

Interest expense and other:
Interest expense	19.9	20.3
Allowance for funds used during construction	(1.4)	(1.3)
Interest income and other	(0.2)	(0.3)

Total interest expense and other	18.3	18.7

Income before income taxes	28.8	19.6

Income taxes	1.7	9.9

Net income	27.1	9.7

Preferred dividend requirements	5.4	3.9

Earnings available for common stock	$21.7	$5.8

Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	March 31, 2011	December 31, 2010
	(in millions)

Property, plant and equipment:
Electric plant in service	$4,554.0	$4,562.2
Gas plant in service	420.2	418.7
Steam plant in service	34.9	34.9
Other plant in service	248.6	245.3
Accumulated depreciation	(1,760.0)	(1,738.4)

Net plant	3,497.7	3,522.7
Construction work in progress	87.0	74.5
Other, less accumulated depreciation	132.4	106.0

Total property, plant and equipment	3,717.1	3,703.2

Current assets:
Cash and cash equivalents	3.9	5.7
Accounts receivable, less allowance for doubtful accounts	153.7	174.1
Income tax refunds receivable	27.8	19.1
Production fuel, at weighted average cost	59.7	80.1
Materials and supplies, at weighted average cost	33.2	33.5
Gas stored underground, at weighted average cost	3.8	21.8
Regulatory assets	46.2	59.0
Prepayments and other	21.0	34.9

Total current assets	349.3	428.2

Investments	16.5	16.4

Other assets:
Regulatory assets	892.4	740.6
Deferred charges and other	50.9	49.2

Total other assets	943.3	789.8

Total assets	$5,026.2	$4,937.6

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

CAPITALIZATION AND LIABILITIES	March 31, 2011	December 31, 2010
	(in millions, except per share and share amounts)

Capitalization:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	944.5	974.0
Retained earnings	404.1	382.4

Total Interstate Power and Light Company common equity	1,382.0	1,389.8
Cumulative preferred stock	185.1	183.8

Total equity	1,567.1	1,573.6
Long-term debt, net	1,308.7	1,308.6

Total capitalization	2,875.8	2,882.2

Current liabilities:
Accounts payable	123.1	146.0
Accounts payable to associated companies	52.8	37.1
Regulatory liabilities	146.2	155.8
Accrued taxes	34.0	62.4
Accrued interest	23.0	22.8
Derivative liabilities	11.2	23.0
Other	34.3	35.4

Total current liabilities	424.6	482.5

Other long-term liabilities and deferred credits:
Deferred income taxes	861.3	849.0
Regulatory liabilities	610.1	472.1
Pension and other benefit obligations	109.7	110.2
Other	144.7	141.6

Total other long-term liabilities and deferred credits	1,725.8	1,572.9

Total capitalization and liabilities	$5,026.2	$4,937.6

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
	(in millions)
Cash flows from operating activities:
Net income	$27.1	$9.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	43.9	43.0
Deferred tax expense (benefit) and investment tax credits	(37.3)	18.5
Other	2.0	1.9
Other changes in assets and liabilities:
Accounts receivable	10.4	26.2
Sales of accounts receivable	10.0	—
Production fuel	20.4	16.0
Gas stored underground	18.0	14.0
Regulatory assets	(145.0)	(37.8)
Accounts payable	(7.1)	(24.2)
Regulatory liabilities	159.0	(3.5)
Accrued taxes	(28.4)	(9.6)
Deferred income taxes	49.5	(6.7)
Pension and other benefit obligations	(0.5)	14.8
Other	6.3	0.7

Net cash flows from operating activities	128.3	63.0

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(104.6)	(84.0)
Other	(5.2)	(11.6)

Net cash flows used for investing activities	(109.8)	(95.6)

Cash flows from (used for) financing activities:
Preferred stock dividends	(3.9)	(3.9)
Capital contributions from parent	—	50.0
Repayment of capital to parent	(29.8)	(29.0)
Net change in short-term borrowings	—	18.9
Changes in cash overdrafts	13.3	(3.0)
Other	0.1	0.1

Net cash flows from (used for) financing activities	(20.3)	33.1

Net increase (decrease) in cash and cash equivalents	(1.8)	0.5
Cash and cash equivalents at beginning of period	5.7	0.4

Cash and cash equivalents at end of period	$3.9	$0.9

Supplemental cash flows information:
Cash paid during the period for:
Interest	$19.3	$22.6
Income taxes, net of refunds	$22.0	$0.8
Significant noncash investing and financing activities:
Accrued capital expenditures	$16.6	$40.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
	(in millions)

Operating revenues:
Electric utility	$290.1	$295.3
Gas utility	97.1	96.2
Other	1.3	1.4

Total operating revenues	388.5	392.9

Operating expenses:
Electric production fuel and energy purchases	97.2	109.9
Purchased electric capacity	18.5	24.7
Electric transmission service	25.7	24.7
Cost of gas sold	63.8	65.2
Other operation and maintenance	63.9	58.2
Depreciation and amortization	33.4	29.9
Taxes other than income taxes	11.2	10.6

Total operating expenses	313.7	323.2

Operating income	74.8	69.7

Interest expense and other:
Interest expense	20.1	19.8
Equity income from unconsolidated investments	(9.4)	(9.5)
Allowance for funds used during construction	(1.7)	(2.6)

Total interest expense and other	9.0	7.7

Income before income taxes	65.8	62.0

Income taxes	21.4	25.0

Net income	44.4	37.0

Preferred dividend requirements	0.8	0.8

Earnings available for common stock	$43.6	$36.2

Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	March 31, 2011	December 31, 2010
	(in millions)
Property, plant and equipment:
Electric plant in service	$3,400.4	$3,114.6
Gas plant in service	412.6	411.4
Other plant in service	222.3	219.0
Accumulated depreciation	(1,306.2)	(1,243.8)

Net plant	2,729.1	2,501.2
Leased Sheboygan Falls Energy Facility, less accumulated amortization	87.8	89.4
Construction work in progress:
Bent Tree - Phase I wind project	—	154.5
Other	91.5	81.0
Other, less accumulated depreciation	14.6	20.0

Total property, plant and equipment	2,923.0	2,846.1

Current assets:
Cash and cash equivalents	1.0	0.1
Accounts receivable:
Customer, less allowance for doubtful accounts	91.0	84.2
Unbilled utility revenues	70.9	82.3
Other, less allowance for doubtful accounts	37.9	38.1
Income tax refunds receivable	9.2	40.6
Production fuel, at weighted average cost	32.2	42.7
Materials and supplies, at weighted average cost	27.5	25.7
Gas stored underground, at weighted average cost	10.4	26.8
Regulatory assets	37.9	50.0
Prepaid gross receipts tax	29.5	38.6
Prepayments and other	13.2	15.9

Total current assets	360.7	445.0

Investments:
Investment in American Transmission Company LLC	231.0	227.9
Other	20.0	20.8

Total investments	251.0	248.7

Other assets:
Regulatory assets	284.6	292.1
Deferred charges and other	52.5	57.7

Total other assets	337.1	349.8

Total assets	$3,871.8	$3,889.6

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

CAPITALIZATION AND LIABILITIES	March 31, 2011	December 31, 2010
	(in millions, except per share and share amounts)

Capitalization:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	844.0	844.0
Retained earnings	475.0	459.1

Total Wisconsin Power and Light Company common equity	1,385.2	1,369.3
Cumulative preferred stock	60.0	60.0
Long-term debt, net (excluding current portion)	1,081.8	1,081.7

Total capitalization	2,527.0	2,511.0

Current liabilities:
Commercial paper	32.4	47.4
Accounts payable	80.8	118.5
Accounts payable to associated companies	22.1	16.0
Regulatory liabilities	17.7	17.9
Accrued interest	18.1	21.6
Derivative liabilities	21.9	32.3
Other	36.8	38.9

Total current liabilities	229.8	292.6

Other long-term liabilities and deferred credits:
Deferred income taxes	601.6	570.4
Regulatory liabilities	159.9	154.3
Capital lease obligations - Sheboygan Falls Energy Facility	106.1	107.0
Pension and other benefit obligations	118.8	119.2
Other	128.6	135.1

Total long-term liabilities and deferred credits	1,115.0	1,086.0

Total capitalization and liabilities	$3,871.8	$3,889.6

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
	(in millions)
Cash flows from operating activities:
Net income	$44.4	$37.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	33.4	29.9
Other amortizations	10.6	10.3
Deferred tax expense and investment tax credits	30.8	13.0
Equity income from unconsolidated investments	(9.4)	(9.5)
Distributions from equity method investments	8.3	8.5
Other	4.3	(1.7)
Other changes in assets and liabilities:
Income tax refunds receivable	31.4	11.7
Production fuel	12.2	9.6
Gas stored underground	16.4	11.5
Regulatory assets	7.9	(39.7)
Prepaid gross receipts tax	9.1	8.7
Accounts payable	(19.2)	(17.8)
Derivative liabilities	(13.2)	16.0
Pension and other benefit obligations	(0.4)	11.4
Other	6.8	8.8

Net cash flows from operating activities	173.4	107.7

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(124.8)	(138.6)
Other	0.5	4.3

Net cash flows used for investing activities	(124.3)	(134.3)

Cash flows from (used for) financing activities:
Common stock dividends	(27.7)	(28.1)
Preferred stock dividends	(0.8)	(0.8)
Payments to retire long-term debt	—	(100.0)
Net change in short-term borrowings	(15.0)	141.4
Other	(4.7)	(2.3)

Net cash flows from (used for) financing activities	(48.2)	10.2

Net increase (decrease) in cash and cash equivalents	0.9	(16.4)
Cash and cash equivalents at beginning of period	0.1	18.5

Cash and cash equivalents at end of period	$1.0	$2.1

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$23.5	$27.6
Income taxes, net of refunds	($33.2)	($0.7)
Significant noncash investing and financing activities:
Accrued capital expenditures	$10.3	$7.5

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

INTERSTATE POWER AND LIGHT COMPANY

WISCONSIN POWER AND LIGHT COMPANY

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The interim condensed consolidated financial statements included herein have been prepared by Alliant Energy, IPL and WPL, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Alliant Energy’s condensed consolidated financial statements include the accounts of Alliant Energy and its consolidated subsidiaries (including IPL, WPL, Alliant Energy Resources, LLC (Resources) and Alliant Energy Corporate Services, Inc. (Corporate Services)). IPL’s condensed consolidated financial statements include the accounts of IPL and its consolidated subsidiary. WPL’s condensed consolidated financial statements include the accounts of WPL and its consolidated subsidiary. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Alliant Energy’s, IPL’s and WPL’s latest combined Annual Report on Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three months ended March 31, 2011 and 2010, the condensed consolidated financial position at March 31, 2011 and Dec. 31, 2010, and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 have been made. Results for the three months ended March 31, 2011 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2011. A change in management’s estimates or assumptions could have a material impact on Alliant Energy’s, IPL’s and WPL’s respective financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation. Unless otherwise noted, the notes herein have been revised to exclude discontinued operations for all periods presented.

(b) Regulatory Assets and Regulatory Liabilities -

Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2011	Dec. 31, 2010	March 31, 2011	Dec. 31, 2010	March 31, 2011	Dec. 31, 2010
Tax-related	$555.6	$395.9	$536.6	$377.2	$19.0	$18.7
Pension and other postretirement benefits costs	412.7	418.9	214.3	217.4	198.4	201.5
Asset retirement obligations	50.4	49.6	33.5	33.2	16.9	16.4
Derivatives	41.3	66.8	11.3	24.0	30.0	42.8
Environmental-related costs	40.5	38.4	33.5	32.1	7.0	6.3
IPL’s electric transmission service costs	31.2	33.3	31.2	33.3	—	—
Proposed base-load projects costs	25.3	27.3	17.5	18.9	7.8	8.4
Debt redemption costs	23.2	23.7	16.1	16.5	7.1	7.2
Proposed clean air compliance projects costs	16.3	17.9	9.6	9.5	6.7	8.4
IPL’s Sixth Street Generating Station costs	15.4	15.7	15.4	15.7	—	—
IPL’s flood-related costs	10.8	11.7	10.8	11.7	—	—
WPL’s benefits costs	8.1	8.8	—	—	8.1	8.8
Wholesale customer rate recovery	6.4	10.5	2.1	2.6	4.3	7.9
Other	23.9	23.2	6.7	7.5	17.2	15.7

	$1,261.1	$1,141.7	$938.6	$799.6	$322.5	$342.1

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2011	Dec. 31, 2010	March 31, 2011	Dec. 31, 2010	March 31, 2011	Dec. 31, 2010
Cost of removal obligations	$402.2	$395.4	$258.7	$257.6	$143.5	$137.8
IPL’s customer cost management plan	342.2	193.5	342.2	193.5	—	—
IPL’s electric transmission assets sale	61.9	71.8	61.9	71.8	—	—
Emission allowances	29.7	34.4	29.7	33.9	—	0.5
Commodity cost recovery	23.8	12.7	19.7	7.5	4.1	5.2
IPL’s Duane Arnold Energy Center (DAEC) sale	18.3	42.3	18.3	42.3	—	—
Tax-related (excl. customer cost management plan)	16.4	16.8	4.5	4.6	11.9	12.2
Derivatives	7.3	11.0	3.1	4.3	4.2	6.7
IPL’s Iowa retail rate refund reserve	5.4	3.9	5.4	3.9	—	—
Other	26.7	18.3	12.8	8.5	13.9	9.8

	$933.9	$800.1	$756.3	$627.9	$177.6	$172.2

Tax-related and IPL’s Customer Cost Management Plan - Alliant Energy’s and IPL’s “Tax-related” regulatory assets and “IPL’s customer cost management plan” regulatory liabilities in the above tables increased significantly in the first quarter of 2011 due to the impacts of a change in tax accounting method for mixed service costs. Refer to Note 4 for additional details of the change in tax accounting method for mixed service costs.

Derivatives - In accordance with IPL’s and WPL’s fuel and natural gas recovery mechanisms, prudently incurred costs from derivative instruments are recovered from customers in the future after any losses are realized and gains from derivative instruments are refunded to customers in the future after any gains are realized. Based on these recovery mechanisms, the changes in the fair value of derivative liabilities/assets resulted in comparable changes to regulatory assets/liabilities on Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets during 2011. Refer to Note 10(a) for additional details of Alliant Energy’s, IPL’s and WPL’s derivative assets and liabilities.

IPL’s Whispering Willow - East Wind Project - In accordance with the Iowa Utilities Board’s (IUB’s) January 2011 order related to IPL’s 2009 test year Iowa retail electric rate case, Alliant Energy and IPL used $23 million of “IPL’s DAEC sale” regulatory liability and $3 million of “IPL’s electric transmission assets sale” regulatory liability in the first quarter of 2011 to offset IPL’s Whispering Willow—East wind project plant in service balance. As a result, Alliant Energy and IPL recorded reductions of $26 million in both “Electric plant in service” and “Regulatory liabilities” on their Condensed Consolidated Balance Sheets in the first quarter of 2011.

(c) Utility Property, Plant and Equipment -

WPL’s Bent Tree - Phase I Wind Project - In 2009, WPL received approval from the MPUC and PSCW to construct the initial 200 MW of the Bent Tree wind site, Bent Tree - Phase I, which began generating electricity in late 2010. As of March 31, 2011, WPL incurred capitalized expenditures of $428 million and recognized $14 million of allowance for funds used during construction related to the Bent Tree - Phase I wind project. In 2010, WPL placed $265 million of the project into service. In the first quarter of 2011, WPL placed the remaining portion of the project into service, which resulted in a transfer of $177 million of capitalized project costs from “Construction work in progress - Bent Tree - Phase I wind project” to “Electric plant in service” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets in the first quarter of 2011. These capitalized costs for the project are being depreciated using a straight-line method of depreciation over a 30-year period.

WPL’s Green Lake and Fond du Lac Counties Wind Site - In 2009, WPL purchased development rights to an approximately 100 MW wind site in Green Lake and Fond du Lac counties in Wisconsin. Due to events in the first quarter of 2011 resulting in uncertainty regarding wind siting requirements in Wisconsin and increased risks with permitting this wind site, WPL determined it would be difficult to effectively use the site for wind development. As a result, WPL recognized a $5 million impairment in the first quarter of 2011 for the amount of capitalized costs incurred for this site. The impairment was recorded as a reduction to “Other property, plant and equipment” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets and a charge to “Other operation and maintenance” in Alliant Energy’s and WPL’s Condensed Consolidated Statements of Income in the first quarter of 2011.

Wind Turbine Generators - In 2008, Alliant Energy entered into a master supply agreement with Vestas to purchase 500 MW of wind turbine generator sets and related equipment. Alliant Energy utilized 400 MW of these wind turbine generator sets and related equipment to construct IPL’s Whispering Willow - East wind project and WPL’s Bent Tree - Phase I wind project. Alliant Energy is currently evaluating various options to deploy the remaining 100 MW of wind turbine generator sets and related equipment, which include building a 100 MW wind project in Iowa, exchanging the wind turbine generators for an interest in a partnership with a wind project developer, and selling the wind turbine generators to a third party. As of March 31, 2011, the capitalized costs related to the remaining 100 MW of wind turbine generator sets and related equipment were $109 million, which were recorded in “Other property, plant and equipment” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets.

WPL’s Edgewater Unit 5 Purchase - In March 2011, WPL purchased Wisconsin Electric Power Company’s (WEPCO’s) 25% ownership interest in Edgewater Unit 5 for $38 million. The $38 million was equal to WEPCO’s net book value of the facility and related assets at the time of the purchase. WPL now owns 100% of Edgewater Unit 5. As of the closing date, the carrying values of the assets purchased were as follows (in millions):

Electric plant in service	$84
Accumulated depreciation	(50)
Construction work in progress	2
Production fuel	1
Materials and supplies	1

$38

(d) Comprehensive Income - For the three months ended March 31, 2011 and 2010, Alliant Energy had no other comprehensive income; therefore, its comprehensive income was equal to its net income for such periods. For the three months ended March 31, 2011 and 2010, IPL and WPL had no other comprehensive income; therefore, their comprehensive income was equal to their earnings available for common stock for such periods.

(2) UTILITY RATE CASES

IPL’s Minnesota Retail Electric Rate Case (2009 Test Year) - In May 2010, IPL filed a request with the MPUC to increase annual rates for its Minnesota retail electric customers by $15 million, or approximately 22%. The request was based on a 2009 historical test year as adjusted for certain known and measurable items at the time of the filing. The key drivers for the filing include recovery of investments in the Whispering Willow - East wind project and emission control projects at Lansing Unit 4, and recovery of increased electric transmission service costs. In conjunction with the filing, IPL implemented an interim retail rate increase of $14 million, on an annual basis, effective July 6, 2010. The interim retail rate increase was approved by the MPUC and is subject to refund pending determination of final rates from the request. In April 2011, the Minnesota Administrative Law Judge (ALJ) filed its recommendation for the rate case, which according to IPL’s interpretation, equates to an annual rate increase of approximately $11 million. The primary differences between IPL’s updated request in January 2011 and the ALJ recommendation relate to recovery of electric transmission service costs and recovery of costs for IPL’s Whispering Willow - East wind project. If the MPUC accepts the recommendation of the ALJ, a modest impairment of the Whispering Willow - East wind project could be required in the second quarter of 2011. In the first quarter of 2011, Alliant Energy and IPL recorded $2 million in electric revenues from IPL’s Minnesota retail electric customers related to the interim retail electric rate increase.

IPL’s Iowa Retail Electric Rate Case (2009 Test Year) - In March 2010, IPL filed a request with the IUB to increase annual rates for its Iowa retail electric customers. The request was based on a 2009 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of investments in the Whispering Willow - East wind project and emission control projects at Lansing Unit 4, and recovery of increased electric transmission service costs. In conjunction with the filing, IPL implemented an interim retail electric rate increase of $119 million, on an annual basis, effective March 20, 2010. In the first quarter of 2011 and 2010, Alliant Energy and IPL recorded $26 million and $3 million, respectively, in electric revenues from IPL’s Iowa retail electric customers related to the retail electric rate increase and the reserve for rate refund discussed below. In February 2011, IPL received an order from the IUB authorizing a final annual retail electric rate increase of $114 million, or approximately 10%. As of March 31, 2011, Alliant Energy and IPL reserved $5 million, including interest, for refunds anticipated to be paid to IPL’s retail electric customers in Iowa in 2011 in accordance with the IUB’s February 2011 order.

WPL’s Retail Electric Rate Case (2011 Test Year) - In April 2010, WPL filed a request with the PSCW to reopen the rate order for its 2010 test year to increase annual retail electric rates for 2011. The request was based on a forward-looking test period that included 2011. The key drivers for the filing included recovery of investments in WPL’s Bent Tree - Phase I wind project and expiring deferral credits, partially offset by lower variable fuel expenses. In December 2010, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $8 million, or approximately 1%, effective Jan. 1, 2011. This $8 million increase in annual rates effective Jan. 1, 2011, combined with the termination of the $9 million interim fuel-related rate increase effective Dec. 31, 2010, resulted in a net $1 million decrease in annual electric retail rates charged to customers effective January 2011. Refer to “WPL’s Retail Fuel-related Rate Case (2010 Test Year)” below for additional details of the interim fuel-related rate increase implemented in 2010 and a $5 million reduction to the 2011 test year base rate increase for refunds owed to electric retail customers related to interim fuel cost collections in 2010.

WPL’s Retail Fuel-related Rate Case (2010 Test Year) - In April 2010, WPL filed a request with the PSCW to increase annual retail electric rates by $9 million to recover anticipated increased electric production fuel and energy purchases (fuel-related costs) in 2010. Actual fuel-related costs through March 2010, combined with projections of continued higher fuel-related costs for the remainder of 2010, significantly exceeded the amounts being recovered in retail electric rates at the time of the filing. WPL received approval from the PSCW to implement an interim rate increase of $9 million, on an annual basis, effective in June 2010. Updated annual 2010 fuel-related costs during the proceeding resulted in WPL no longer qualifying for a fuel-related rate increase for 2010. In December 2010, the PSCW issued an order authorizing no increase in retail electric rates in 2010 related to fuel-related costs and required the interim rate increase to terminate at the end of 2010. The order also authorized WPL to use $5 million of the interim fuel rates collected in 2010 as a reduction to the 2011 test year base rate increase. As of March 31, 2011, Alliant Energy’s and WPL’s remaining reserves were $4 million, including interest, for interim fuel cost collections in 2010.

Refer to Note 1(b) for discussion of various other rate matters.

(3) RECEIVABLES

Sales of Accounts Receivable - Effective April 1, 2010, IPL entered into an amended and restated Receivables Purchase and Sale Agreement (Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third-party financial institution through wholly-owned and consolidated special purpose entities. In March 2011, IPL extended through March 2012 the purchase commitment from the third-party financial institution to which it sells its receivables. In exchange for the receivables sold, IPL will receive from the third-party financial institution cash proceeds (based on seasonal limits up to $160 million), and deferred proceeds recorded in “Accounts receivable” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets.

As of March 31, 2011 and Dec. 31, 2010, IPL sold $206.9 million and $219.6 million aggregate amounts of receivables, respectively. IPL’s maximum and average outstanding cash proceeds, and costs incurred related to the sales of accounts receivable program for the three months ended March 31 were as follows (in millions):

	2011	2010
Maximum outstanding aggregate cash proceeds (based on daily outstanding balances)	$130.0	$—
Average outstanding aggregate cash proceeds (based on daily outstanding balances)	91.4	—
Costs incurred	0.4	0.2

The attributes of IPL’s receivables sold under the Agreement were as follows (in millions):

	March 31, 2011	Dec. 31, 2010
Customer accounts receivable	$136.0	$133.0
Unbilled utility revenues	62.5	80.9
Other receivables	8.4	5.7

Receivables sold	206.9	219.6
Less: cash proceeds (a)	75.0	65.0

Deferred proceeds	131.9	154.6
Less: allowance for doubtful accounts	2.1	1.7

Fair value of deferred proceeds	$129.8	$152.9

Outstanding receivables past due	$19.9	$14.1

(a)	Changes in cash proceeds during the first quarter of 2011 are recorded in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s Condensed Consolidated Statements of Cash Flows.

Additional attributes of IPL’s receivables sold under the Agreement for the three months ended March 31, 2011 were as follows (in millions):

Collections reinvested in receivables	$475.3
Credit losses, net of recoveries	2.1

(4) INCOME TAXES

Income Tax Rates - The provision for income taxes for earnings from continuing operations is based on an estimated annual effective tax rate that excludes the impact of significant unusual or infrequently occurring items, discontinued operations or extraordinary items. The effective tax rates for Alliant Energy, IPL and WPL differ from the federal statutory rate of 35% generally due to impacts of enacted tax legislation, effects of utility rate making, tax credits, state income taxes and certain non-deductible expenses. The income tax rates shown in the following table for the three months ended March 31 were computed by dividing income taxes by income from continuing operations before income taxes.

	2011	2010
Alliant Energy	22.4%	41.9%
IPL	5.9%	50.5%
WPL	32.5%	40.3%

Customer Cost Management Plan - In January 2011, the IUB approved a customer cost management plan proposed by IPL, which will utilize tax-related regulatory liabilities to credit bills of Iowa electric retail customers beginning in February 2011 to help offset the impact of the recent rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs, mixed service costs and allocation of insurance proceeds from the floods in 2008. Alliant Energy’s and IPL’s effective tax rates for the first quarter of 2011 include the impact of reducing income tax expense with offsetting reductions to regulatory liabilities as a result of implementing the customer cost management plan. The tax impacts of the customer cost management plan are currently expected to decrease Alliant Energy’s and IPL’s 2011 annual income tax rates for continuing operations by 8.7% and 22.9%, respectively.

Federal Health Care Legislation - In March 2010, the Patient Protection and Affordable Care Act, and the Health Care and Education Reconciliation Act of 2010 (Federal Health Care Legislation) were enacted. One of the most significant provisions of the Federal Health Care Legislation for Alliant Energy, IPL and WPL requires a reduction in their tax deductions for retiree health care costs beginning in 2013, to the extent their drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. The reduction in the future deductibility of retiree health care costs accrued as of Dec. 31, 2009 required Alliant Energy, IPL and WPL to record deferred income tax expense of $7.1 million, $3.7 million and $3.1 million, respectively, in the first quarter of 2010. These income tax expenses recognized in the first quarter of 2010 increased Alliant Energy’s, IPL’s and WPL’s income tax rates for continuing operations for such period by 8.6%, 18.9% and 5.0%, respectively.

Production Tax Credits - Alliant Energy has three wind projects that are currently generating production tax credits: WPL’s 68 MW Cedar Ridge wind project, which began generating electricity in late 2008; IPL’s 200 MW Whispering Willow - East wind project, which began generating electricity in late 2009; and WPL’s 200 MW Bent Tree - Phase I wind project, which began generating electricity in late 2010. For the three months ended March 31, production tax credits (net of state tax impacts) resulting from these wind projects were as follows (in millions):

	Alliant Energy		IPL		WPL
	2011	2010	2011	2010	2011	2010
Cedar Ridge	$1.5	$1.1	$—	$—	$1.5	$1.1
Whispering Willow - East	2.8	1.7	2.8	1.7	—	—
Bent Tree - Phase I	2.5	—	—	—	2.5	—

	$6.8	$2.8	$2.8	$1.7	$4.0	$1.1

Deferred Tax Assets and Liabilities - During the first quarter of 2011, Alliant Energy’s, IPL’s and WPL’s non-current deferred tax liabilities recognized in “Deferred income taxes” on their respective Condensed Consolidated Balance Sheets increased $38 million, $12 million and $31 million, respectively. The increases in deferred tax liabilities were primarily related to property-related temporary differences recorded in the first quarter of 2011 from bonus depreciation deductions available in 2011 and a change in tax accounting method for mixed service costs. These items were substantially offset with deferred tax assets recorded in the first quarter of 2011 as a result of increasing federal and state net operating loss carryforwards primarily due to the change in tax accounting method related to mixed service costs.

Bonus Depreciation Deductions - In 2010, the Small Business Jobs Act of 2010 (SBJA) and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the Act) were enacted. The most significant provisions of the SBJA and the Act for Alliant Energy, IPL and WPL are related to the extension of bonus depreciation deductions for certain expenditures for property that are placed in service through Dec. 31, 2012. Based on capital projects expected to be placed into service in 2011, Alliant Energy currently estimates its total bonus depreciation deductions to be claimed in its 2011 federal income tax returns will be approximately $500 million ($220 million for IPL and $280 million for WPL).

Mixed Service Costs Deductions - In 2010, Alliant Energy filed a request with the IRS for a change in its tax accounting method for mixed service costs. In March 2011, Alliant Energy received consent from the IRS to reflect this change as part of its 2010 federal income tax return. The change allows Alliant Energy to currently deduct a portion of its mixed service costs, which have historically been capitalized for tax purposes. This change will be applied retroactively to mixed service costs incurred since 1987. Alliant Energy recently completed an assessment of its eligible mixed service costs for the period from 1987 through 2009 and currently expects to include approximately $390 million ($200 million for IPL and $190 million for WPL) of mixed service costs deductions for these years in its 2010 federal income tax return.

Carryforwards - At March 31, 2011, Alliant Energy’s net operating loss carryforwards and associated deferred tax assets were as follows (in millions):

	Carryforward Amount	Deferred Tax Asset (a)
Federal net operating losses	$828	$285
Federal net operating losses offset - uncertain tax positions	(222)	(76)
State net operating losses	693	36
State net operating losses offset – uncertain tax positions	(144)	(11)

(a)	IPL’s and WPL’s deferred tax assets related to federal and state net operating losses, net of offsets, were $102 million and $92 million, respectively.

Uncertain Tax Positions - Alliant Energy’s, IPL’s and WPL’s uncertain tax positions increased $27 million, $20 million and $7 million, respectively, during the first quarter of 2011. The increases were primarily related to positions that are expected to be taken on the 2010 federal and state income tax returns related to deductions for mixed service costs. Alliant Energy, IPL and WPL could have material changes to their unrecognized tax benefits during the 12 months ending March 31, 2012 if the IRS completes its audit of significant tax issues during this period.

Regulatory Assets and Liabilities - In the first quarter of 2011, IPL recognized significant tax benefits as a result of a change in tax accounting method for mixed service costs. IPL expects to refund any tax benefits realized from expensing mixed service costs to its Iowa retail customers in the future through the customer cost management plan approved by the IUB. As a result, Alliant Energy and IPL recorded an increase to their non-current regulatory liabilities of $152 million in the first quarter of 2011. Alliant Energy and IPL also recorded an increase to their non-current regulatory assets of $152 million in the first quarter of 2011 to reflect the benefit IPL expects to receive from its Iowa retail customers in the future as the temporary differences associated with the mixed service costs reverse into current tax expense.

(5) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans -

Net Periodic Benefit Costs - The components of Alliant Energy’s, IPL’s and WPL’s net periodic benefit costs for their defined benefit pension and other postretirement benefits plans for the three months ended March 31 were as follows (in millions):

	Defined Benefit Pension Plans		Other Postretirement Benefits Plans
Alliant Energy	2011	2010	2011	2010
Service cost	$2.9	$3.0	$2.1	$2.1
Interest cost	13.0	13.1	3.6	3.7
Expected return on plan assets	(16.0)	(15.5)	(1.9)	(1.9)
Amortization of:
Transition obligation	—	—	—	0.1
Prior service cost (credit)	0.2	0.2	(0.7)	(0.9)
Actuarial loss	5.2	6.0	1.4	1.6

	$5.3	$6.8	$4.5	$4.7

	Qualified Defined Benefit Pension Plans		Other Postretirement Benefits Plans
IPL	2011	2010	2011	2010
Service cost	$1.6	$1.6	$0.8	$0.8
Interest cost	4.2	4.1	1.7	1.7
Expected return on plan assets	(5.0)	(4.9)	(1.3)	(1.3)
Amortization of:
Transition obligation	—	—	—	0.1
Prior service cost (credit)	0.1	0.2	(0.3)	(0.4)
Actuarial loss	1.4	1.8	0.8	0.8

	$2.3	$2.8	$1.7	$1.7

	Qualified Defined Benefit Pension Plan		Other Postretirement Benefits Plans
WPL	2011	2010	2011	2010
Service cost	$1.2	$1.2	$0.8	$0.8
Interest cost	4.0	3.9	1.4	1.4
Expected return on plan assets	(5.0)	(4.7)	(0.3)	(0.3)
Amortization of:
Prior service cost (credit)	0.1	0.1	(0.3)	(0.3)
Actuarial loss	1.8	2.1	0.5	0.5

	$2.1	$2.6	$2.1	$2.1

In the above tables for IPL and WPL, the qualified defined benefit pension plans costs represent only those respective costs for bargaining unit employees of IPL and WPL covered under the plans that are sponsored by IPL and WPL, respectively. The other postretirement benefits costs represent costs for all IPL and WPL employees. Corporate Services provides services to IPL and WPL, and as a result, IPL and WPL are allocated pension and other postretirement benefits costs (credits) associated with Corporate Services employees. The following table includes qualified pension benefits costs (credits) for IPL’s and WPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated qualified pension and other postretirement benefits costs associated with Corporate Services employees providing services to IPL and WPL for the three months ended March 31 as follows (in millions):

	Qualified Pension Benefits Costs (Credits)		Other Postretirement Benefits Costs
	2011	2010	2011	2010
IPL	($0.1)	$—	$0.4	$0.5
WPL	0.2	0.2	0.2	0.3

Alliant Energy sponsors several non-qualified defined benefit pension plans that cover certain current and former key employees. The pension costs allocated to IPL and WPL for these plans for the three months ended March 31 were as follows (in millions):

	IPL		WPL
	2011	2010	2011	2010
Allocated pension costs	$0.6	$0.7	$0.3	$0.4

Estimated Future and Actual Employer Contributions - Alliant Energy’s, IPL’s, and WPL’s estimated and actual funding for the qualified defined benefit pension, non-qualified defined benefit pension and other postretirement benefits plans for 2011 are as follows (in millions):

	Estimated for Calendar Year 2011					Actual Through March 31, 2011
	Alliant Energy	IPL		WPL		Alliant Energy	IPL		WPL
Qualified defined benefit pension plans	$—	$—		$—		$—	$—		$—
Non-qualified defined benefit pension plans	7	(a	)	(a	)	1	(a	)	(a	)
Other postretirement benefits plans	18	7		8		5	2		2

(a)	Alliant Energy sponsors several non-qualified defined benefit pension plans that cover certain current and former key employees of IPL and WPL. Alliant Energy allocates pension costs to IPL and WPL for these plans.

Alliant Energy Cash Balance Pension Plan (Plan) - Refer to Note 11(c) for discussion of a class action lawsuit filed against the Plan in 2008 and the IRS review of the tax qualified status of the Plan.

401(k) Savings Plans - A significant number of Alliant Energy, IPL and WPL employees participate in defined contribution retirement plans (401(k) savings plans). For the three months ended March 31, Alliant Energy’s, IPL’s and WPL’s costs related to the 401(k) savings plans, which are partially based on the participants’ level of contribution, were as follows (in millions):

	Alliant Energy		IPL (a)		WPL (a)
	2011	2010	2011	2010	2011	2010
401(k) savings plans costs	$5.8	$4.9	$2.9	$2.3	$2.6	$2.4

(a)	IPL’s and WPL’s amounts include allocated costs associated with Corporate Services employees.

(b) Equity Incentive Plans - A summary of compensation expense and the related income tax benefits recognized for share-based compensation awards for the three months ended March 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2011	2010	2011	2010	2011	2010
Share-based compensation expense	$2.2	$2.3	$1.2	$1.2	$0.9	$0.9
Income tax benefits	0.9	0.9	0.5	0.5	0.4	0.4

As of March 31, 2011, total unrecognized compensation cost related to share-based compensation awards was $15.4 million, which is expected to be recognized over a weighted average period of between one and two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is primarily recorded in “Utility - other operation and maintenance” in the Condensed Consolidated Statements of Income.

Performance Shares and Units - Alliant Energy anticipates making future payouts of its performance shares and units in cash; therefore, performance shares and units are accounted for as liability awards.

Performance Shares - A summary of the performance shares activity for the three months ended March 31 was as follows:

	2011	2010
	Shares (a)	Shares (a)
Nonvested shares, Jan. 1	234,518	256,579
Granted	64,217	72,487
Vested (b)	(57,838)	—
Forfeited (c)	—	(81,482)

Nonvested shares, March 31	240,897	247,584

(a)	Share amounts represent the target number of performance shares. Each performance share’s value is based on the price of one share of Alliant Energy’s common stock at the end of the performance period. The actual number of shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares.
(b)	In the first quarter of 2011, 57,838 performance shares granted in 2008 vested at 75% of the target, resulting in a payout valued at $1.6 million, which consisted of a combination of cash and common stock (1,387 shares).
(c)	In the first quarter of 2010, 57,100 performance shares granted in 2007 were forfeited without payout because the specified performance criteria for such shares were not met. The remaining forfeitures during the first quarter of 2010 were primarily caused by retirements and voluntary terminations of participants.

Performance Units - A summary of the performance unit activity for the three months ended March 31 was as follows:

	2011	2010
	Units (a)	Units (a)
Nonvested units, Jan. 1	23,128	—
Granted	23,975	23,795
Forfeited	(569)	—

Nonvested units, March 31	46,534	23,795

(a)	Unit amounts represent the target number of performance units. Each performance unit’s value is based on the average price of one share of Alliant Energy’s common stock on the grant date of the award. The actual payout for performance units is dependent upon actual performance and may range from zero to 200% of the target number of units.

Fair Value of Awards - Information related to fair values of nonvested performance shares and units at March 31, 2011, by year of grant, were as follows:

	Performance Shares			Performance Units
	2011 Grant	2010 Grant	2009 Grant	2011 Grant	2010 Grant
Nonvested awards	64,217	64,174	112,506	23,975	22,559
Alliant Energy common stock closing price on March 31, 2011	$38.93	$38.93	$38.93
Alliant Energy common stock average price on grant date				$38.75	$32.56
Estimated payout percentage based on performance criteria	107%	125%	115%	107%	125%
Fair values of each nonvested award	$41.66	$48.66	$44.77	$41.46	$40.69

At March 31, 2011, fair values of nonvested performance shares and units were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

Restricted Stock - Restricted stock issued consists of time-based and performance-contingent restricted stock.

Time-based restricted stock - A summary of the time-based restricted stock activity for the three months ended March 31 was as follows:

	2011		2010
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, Jan. 1	70,033	$32.27	125,349	$32.47
Granted	5,000	39.86	—	—
Vested	(33,516)	35.34	(35,884)	34.48

Nonvested shares, March 31	41,517	30.71	89,465	31.66

Performance-contingent restricted stock - A summary of the performance-contingent restricted stock activity for the three months ended March 31 was as follows:

	2011		2010
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, Jan. 1	296,190	$32.32	226,007	$32.25
Granted	64,217	38.75	72,487	32.56
Vested	(53,274)	37.93	—	—
Forfeited	(5,395)	38.00	—	—

Nonvested shares, March 31	301,738	32.60	298,494	32.32

Non-qualified Stock Options - A summary of the stock option activity for the three months ended March 31 was as follows:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, Jan. 1	163,680	$24.51	384,331	$27.02
Exercised	(20,591)	27.79	(54,265)	24.31
Expired	—	—	(29,218)	28.59

Outstanding and exercisable, March 31	143,089	24.04	300,848	27.36

The weighted average remaining contractual term for options outstanding and exercisable at March 31, 2011 was two years. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2011 was $2.1 million.

Other information related to stock option activity for the three months ended March 31 was as follows (in millions):

	2011	2010
Cash received from stock options exercised	$0.6	$1.3
Aggregate intrinsic value of stock options exercised	0.2	0.4
Income tax benefit from the exercise of stock options	0.1	0.2

Performance Contingent Cash Awards - A summary of the performance contingent cash awards activity for the three months ended March 31 was as follows:

	2011	2010
	Awards	Awards
Nonvested awards, Jan. 1	23,428	—
Granted	23,975	23,795

Nonvested awards, March 31	47,403	23,795

(6) COMMON EQUITY AND PREFERRED STOCK

(a) Common Equity

Common Share Activity - A summary of Alliant Energy’s common stock activity during the three months ended March 31, 2011 was as follows:

Shares outstanding, Jan. 1	110,893,901
Equity incentive plans (Note 5(b))	85,800
Other (a)	(37,573)

Shares outstanding, March 31	110,942,128

(a)	Includes shares transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the equity incentive plans.

Dividend Restrictions - As of March 31, 2011, IPL’s amount of retained earnings that were free of dividend restrictions was $332 million. As of March 31, 2011, WPL’s amount of retained earnings that were free of dividend restrictions was $84 million for the remainder of 2011.

Restricted Net Assets of Subsidiaries - As of March 31, 2011, the amount of net assets of IPL and WPL that were not available to be transferred to their parent company, Alliant Energy, in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $1.1 billion and $1.3 billion, respectively.

Capital Transactions with Subsidiaries - In the first quarter of 2011, IPL and WPL paid common stock dividends and repayments of capital to their parent as follows (in millions):

	IPL	WPL
Common stock dividends to Alliant Energy	$—	$28
Repayments of capital to Alliant Energy	30	—

In July 2008, the Federal Energy Regulatory Commission (FERC) issued an order allowing IPL to pay up to $400 million in common equity distributions from additional paid-in capital, rather than retained earnings. As of March 31, 2011, IPL’s remaining authority under this FERC order was $71 million.

(b) Preferred Stock - In April 2011, IPL redeemed all of the 1,600,000 outstanding shares of its 7.10% Series C Cumulative Preferred Stock at par value for $40 million plus accrued and unpaid dividends to the redemption date. Alliant Energy and IPL recorded a $1.5 million charge in the first quarter of 2011 related to this transaction in “Preferred dividend requirements” in their Condensed Consolidated Statements of Income. Refer to Note 9 for information on the fair value of Alliant Energy’s cumulative preferred stock of subsidiaries.

(7) SHORT-TERM DEBT

Information regarding commercial paper issued under Alliant Energy’s, IPL’s and WPL’s credit facilities and other short-term borrowings was as follows (dollars in millions; Not Applicable (N/A)):

At March 31, 2011:	Alliant Energy (Consolidated)	Parent Company	IPL	WPL
Commercial paper:
Amount outstanding	$32	$—	$—	$32
Weighted average remaining maturity	5 days	N/A	N/A	5 days
Interest rates	0.30%	N/A	N/A	0.30%
Available credit facility capacity	$591	$96	$287	$208

	Alliant Energy		IPL		WPL
	2011	2010	2011	2010	2011	2010
For the quarter ended March 31:
Maximum amount of total short-term debt outstanding (based on daily outstanding balances)	$96.5	$350.3	$12.1	$219.1	$96.5	$170.2
Average amount of total short-term debt outstanding (based on daily outstanding balances)	$55.4	$227.7	$1.2	$182.7	$55.4	$55.5
Weighted average interest rates - total short-term debt	0.31%	0.31%	0.30%	0.32%	0.31%	0.25%

(8) INVESTMENTS

Unconsolidated Equity Investments - Equity (income) loss from Alliant Energy’s and WPL’s unconsolidated investments accounted for under the equity method of accounting for the three months ended March 31 was as follows (in millions):

	Alliant Energy		WPL
	2011	2010	2011	2010
American Transmission Company LLC (ATC)	($9.2)	($9.2)	($9.2)	($9.2)
Other	(0.7)	(0.6)	(0.2)	(0.3)

	($9.9)	($9.8)	($9.4)	($9.5)

Summary financial information from the unaudited financial statements of ATC for the three months ended March 31 was as follows (in millions):

	2011	2010
Operating revenues	$139.6	$138.5
Operating income	76.5	75.7
Net income	54.2	55.1

(9) FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments - The carrying amounts of Alliant Energy’s, IPL’s and WPL’s current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments at March 31, 2011 and Dec. 31, 2010 were as follows (in millions):

	Alliant Energy		IPL		WPL
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 31, 2011
Assets:
Money market fund investments	$78.0	$78.0	$3.9	$3.9	$—	$—
Derivative assets (Note 10(a))	10.9	10.9	6.3	6.3	4.6	4.6
Deferred proceeds (sales of receivables) (Note 3)	129.8	129.8	129.8	129.8	—	—
Available-for-sale securities	2.1	2.1	2.1	2.1	—	—
Capitalization and liabilities:
Long-term debt (including current maturities)	2,704.9	2,938.2	1,308.7	1,396.7	1,081.8	1,220.3
Cumulative preferred stock of subsidiaries (Note 6(b))	245.1	262.5	185.1	206.5	60.0	56.0
Derivative liabilities (Note 10(a))	41.4	41.4	11.3	11.3	30.1	30.1

Dec. 31, 2010
Assets:
Money market fund investments	128.3	128.3	5.6	5.6	—	—
Derivative assets (Note 10(a))	20.9	20.9	12.9	12.9	8.0	8.0
Deferred proceeds (sales of receivables) (Note 3)	152.9	152.9	152.9	152.9	—	—
Available-for-sale securities	2.1	2.1	2.1	2.1	—	—
Capitalization and liabilities:
Long-term debt (including current maturities)	2,704.7	2,958.6	1,308.6	1,417.0	1,081.7	1,219.6
Cumulative preferred stock of subsidiaries (Note 6(b))	243.8	266.7	183.8	210.7	60.0	56.0
Derivative liabilities (Note 10(a))	67.3	67.3	24.0	24.0	43.3	43.3

Valuation Techniques -

Money market fund investments - Money market fund investments are measured at fair value each reporting date using quoted market prices on listed exchanges.

Derivative assets and derivative liabilities - As of March 31, 2011 and Dec. 31, 2010, derivative assets and derivative liabilities included swap contracts, option contracts, and physical forward purchase and sale contracts for electricity and natural gas, financial transmission rights (FTRs) and embedded foreign currency derivatives. IPL’s and WPL’s swap, option and physical forward commodity contracts were non-exchange-based derivative instruments valued using indicative price quotations available through a pricing vendor that provides daily exchange forward price settlements, from broker or dealer quotations or from on-line exchanges. The indicative price quotations reflected the average of the bid-ask mid-point prices and were obtained from sources believed to provide the most liquid market for the commodity. IPL and WPL corroborated a portion of these indicative price quotations using quoted prices for similar assets or liabilities in active markets and categorized derivative instruments based on such indicative price quotations as Level 2. IPL’s and WPL’s commodity contracts that were valued using indicative price quotations based on significant assumptions such as seasonal or monthly shaping and indicative price quotations that could not be readily corroborated were categorized as Level 3. IPL’s and WPL’s swap, option and physical forward commodity contracts were predominately at liquid trading points. IPL’s and WPL’s FTRs were measured at fair value each reporting date using monthly or annual auction shadow prices from relevant auctions. The embedded foreign currency derivatives related to Euro-denominated payment terms included in the wind turbine supply contract with Vestas were measured at fair value using an extrapolation of forward currency rates. Refer to Note 10(a) for additional details of derivative assets and derivative liabilities.

Deferred proceeds (sales of receivables) - The fair value of IPL’s deferred proceeds related to its sales of accounts receivable program was calculated each reporting date using the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash proceeds received from the receivables sold. Refer to Note 3 for additional information regarding deferred proceeds.

Available-for-sale securities - The fair value of certain IPL investments in various debt and equity securities was measured at fair value each reporting date using quoted market prices on listed exchanges.

Long-term debt (including current maturities) - For long-term debt instruments that are actively traded, the fair value was based upon quoted market prices each reporting date. For long-term debt instruments that are not actively traded, the fair value was based on discounted cash flow methodology and utilizes assumptions of current market pricing curves.

Cumulative preferred stock of subsidiaries - The fair value of IPL’s 8.375% cumulative preferred stock was based on its closing market price quoted by the New York Stock Exchange each reporting date. At March 31, 2011 and Dec. 31, 2010, the fair value of IPL’s 7.10% cumulative preferred stock was based on its par value and its closing market price quoted by the New York Stock Exchange, respectively. The fair value of WPL’s 4.50% cumulative preferred stock was based on the closing market price quoted by the NYSE Amex LLC each reporting date. The fair value of WPL’s remaining preferred stock was calculated based on the market yield of similar securities. Refer to Note 6(b) for additional information regarding cumulative preferred stock of subsidiaries, including the April 2011 redemption of IPL’s 7.10% cumulative preferred stock.

Valuation Hierarchy - Fair value measurement accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy and examples of each are as follows:

Level 1 - Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date. Level 1 assets as of March 31, 2011 and Dec. 31, 2010 included money market fund investments and certain IPL investments in securities valued using quoted market prices on listed exchanges.

Level 2 - Pricing inputs are quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active as of the reporting date. Level 2 assets and liabilities as of March 31, 2011 and Dec. 31, 2010 included IPL’s and WPL’s non-exchange traded commodity contracts valued using indicative price quotations that are corroborated with quoted prices for similar assets or liabilities in active markets.

Level 3 - Pricing inputs are unobservable inputs for assets or liabilities for which little or no market data exist and require significant management judgment or estimation. Level 3 assets and liabilities as of March 31, 2011 and Dec. 31, 2010 included IPL’s deferred proceeds, and IPL’s and WPL’s FTRs, natural gas option contracts, embedded foreign currency derivatives and certain commodity contracts that are valued using indicative price quotations with shaping assumptions.

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

Recurring Fair Value Measurements - Disclosure requirements for Alliant Energy’s, IPL’s and WPL’s recurring items subject to fair value measurements at March 31, 2011 and Dec. 31, 2010 were as follows (in millions):

	March 31, 2011				Dec. 31, 2010
Alliant Energy	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund investments	$78.0	$78.0	$—	$—	$128.3	$128.3	$—	$—
Derivative assets:
Commodity contracts	8.8	—	6.7	2.1	16.1	—	10.0	6.1
Foreign exchange contracts	2.1	—	—	2.1	4.8	—	—	4.8

Total derivative assets	10.9	—	6.7	4.2	20.9	—	10.0	10.9
Deferred proceeds	129.8	—	—	129.8	152.9	—	—	152.9
Available-for-sale securities	2.1	0.7	1.3	0.1	2.1	0.6	1.4	0.1
Liabilities:
Derivative liabilities:
Commodity contracts	41.4	—	38.2	3.2	67.2	—	63.9	3.3
Foreign exchange contracts	—	—	—	—	0.1	—	—	0.1

Total derivative liabilities	41.4	—	38.2	3.2	67.3	—	63.9	3.4

	March 31, 2011				Dec. 31, 2010
IPL	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund investments	$3.9	$3.9	$—	$—	$5.6	$5.6	$—	$—
Derivative assets:
Commodity contracts	4.2	—	2.7	1.5	8.1	—	3.6	4.5
Foreign exchange contracts	2.1	—	—	2.1	4.8	—	—	4.8

Total derivative assets	6.3	—	2.7	3.6	12.9	—	3.6	9.3
Deferred proceeds	129.8	—	—	129.8	152.9	—	—	152.9
Available-for-sale securities	2.1	0.7	1.3	0.1	2.1	0.6	1.4	0.1
Liabilities:
Derivative liabilities:
Commodity contracts	11.3	—	11.2	0.1	24.0	—	23.8	0.2

	March 31, 2011				Dec. 31, 2010
WPL	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Derivative assets:
Commodity contracts	$4.6	$—	$4.0	$0.6	$8.0	$—	$6.4	$1.6
Liabilities:
Derivative liabilities:
Commodity contracts	30.1	—	27.0	3.1	43.2	—	40.1	3.1
Foreign exchange contracts	—	—	—	—	0.1	—	—	0.1

Total derivative liabilities	30.1	—	27.0	3.1	43.3	—	40.1	3.2

Additional information for Alliant Energy’s, IPL’s and WPL’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three months ended March 31 was as follows (in millions):

	Derivative Assets and (Liabilities), net
Alliant Energy	Commodity Contracts		Foreign Contracts		Deferred Proceeds		Available-for-sale Securities
	2011	2010	2011	2010	2011	2010	2011	2010
Beginning balance, Jan. 1	$2.8	$2.6	$4.7	$3.1	$152.9	$—	$0.1	$0.1
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(0.5)	(2.3)	—	3.8	—	—	—	—
Settlements (b)	(3.4)	(2.1)	(2.6)	0.4	(23.1)	—	—	—

Ending balance, March 31	($1.1)	($1.8)	$2.1	$7.3	$129.8	$—	$0.1	$0.1

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets and liabilities held at March 31 (a)	($0.5)	($2.3)	$—	$3.8	$—	$—	$—	$—

	Derivative Assets and (Liabilities), net
IPL	Commodity Contracts		Foreign Contracts		Deferred Proceeds		Available-for-sale Securities
	2011	2010	2011	2010	2011	2010	2011	2010
Beginning balance, Jan. 1	$4.3	$1.4	$4.8	$4.6	$152.9	$—	$0.1	$0.1
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(0.2)	—	—	3.8	—	—	—	—
Settlements (b)	(2.7)	(0.8)	(2.7)	—	(23.1)	—	—	—

Ending balance, March 31	$1.4	$0.6	$2.1	$8.4	$129.8	$—	$0.1	$0.1

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets and liabilities held at March 31 (a)	($0.2)	$—	$—	$3.8	$—	$—	$—	$—

	Derivative Assets and (Liabilities), net
WPL	Commodity Contracts		Foreign Contracts
	2011	2010	2011	2010
Beginning balance, Jan. 1	($1.5)	$1.2	($0.1)	($1.5)
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(0.3)	(2.3)	—	—
Settlements	(0.7)	(1.3)	0.1	0.4

Ending balance, March 31	($2.5)	($2.4)	$—	($1.1)

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets and liabilities held at March 31 (a)	($0.3)	($2.3)	$—	$—

(a)	Gains and losses related to derivative assets and derivative liabilities are recorded in “Regulatory assets” and “Regulatory liabilities” on the Condensed Consolidated Balance Sheets.
(b)	Settlements related to deferred proceeds are due to the change in the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash proceeds received from the receivables sold.

(10) DERIVATIVE INSTRUMENTS

Commodity and Foreign Exchange Derivatives -

Purpose - Alliant Energy, IPL and WPL periodically use derivative instruments for risk management purposes to mitigate exposures to fluctuations in certain commodity prices, transmission congestion costs and currency exchange rates. Alliant

Energy’s, IPL’s and WPL’s derivative instruments as of March 31, 2011 and Dec. 31, 2010 were not designated as hedging instruments. Alliant Energy’s, IPL’s and WPL’s derivative instruments as of March 31, 2011 and Dec. 31, 2010 included electric physical forward purchase contracts and swap contracts to mitigate pricing volatility for the electricity purchased to supply to their customers; electric physical forward sale contracts to offset long positions created by reductions in electricity demand forecasts; natural gas swap contracts to mitigate pricing volatility for the fuel used to supply to the natural gas-fired electric generating facilities they operate; natural gas options to mitigate price increases during periods of high demand or lack of supply; FTRs acquired to manage transmission congestion costs; natural gas physical forward purchase and swap contracts to mitigate pricing volatility for natural gas supplied to their retail customers; and embedded foreign currency derivatives related to Euro-denominated payment terms included in the wind turbine supply contract with Vestas.

Notional Amounts - As of March 31, 2011, Alliant Energy, IPL and WPL had notional amounts related to outstanding swap contracts, physical forward contracts and FTRs that were accounted for as derivative instruments as follows (units in thousands):

	2011	2012	2013	Total
Alliant Energy
Commodity:
Electricity (megawatt-hours (MWhs))	2,219	453	204	2,876
FTRs (MWs)	9	—	—	9
Natural gas (dekatherms (Dths))	30,670	16,210	2,783	49,663

IPL
Commodity:
Electricity (MWhs)	612	103	—	715
FTRs (MWs)	4	—	—	4
Natural gas (Dths)	17,311	5,618	1,273	24,202

WPL
Commodity:
Electricity (MWhs)	1,607	350	204	2,161
FTRs (MWs)	5	—	—	5
Natural gas (Dths)	13,359	10,592	1,510	25,461

The notional amounts in the above table were computed by aggregating the absolute value of purchase and sale positions within commodities for each year.

Financial Statement Presentation - Alliant Energy, IPL and WPL record derivative instruments at fair value each reporting date on the balance sheet as assets or liabilities. At March 31, 2011 and Dec. 31, 2010, the fair values of current derivative assets were included in “Prepayments and other,” non-current derivative assets were included in “Deferred charges and other,” current derivative liabilities were included in “Derivative liabilities” and non-current derivative liabilities were included in “Other long-term liabilities and deferred credits” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2011	Dec. 31, 2010	March 31, 2011	Dec. 31, 2010	March 31, 2011	Dec. 31, 2010
Current derivative assets
Commodity contracts	$7.5	$14.3	$4.0	$7.8	$3.5	$6.5
Foreign exchange contracts	2.1	4.8	2.1	4.8	—	—

	$9.6	$19.1	$6.1	$12.6	$3.5	$6.5

Non-current derivative assets
Commodity contracts	$1.3	$1.8	$0.2	$0.3	$1.1	$1.5

Current derivative liabilities
Commodity contracts	$33.1	$55.2	$11.2	$23.0	$21.9	$32.2
Foreign exchange contracts	—	0.1	—	—	—	0.1

	$33.1	$55.3	$11.2	$23.0	$21.9	$32.3

Non-current derivative liabilities
Commodity contracts	$8.3	$12.0	$0.1	$1.0	$8.2	$11.0

Alliant Energy, IPL and WPL generally record gains and losses from IPL’s and WPL’s derivative instruments with offsets to regulatory assets or regulatory liabilities, based on their fuel and natural gas cost recovery mechanisms, as well as other specific regulatory authorizations. For the three months ended March 31, 2011 and 2010, gains and losses from derivative instruments not designated as hedging instruments were recorded as follows (in millions):

	Location Recorded on Balance Sheets	Gains (Losses)
		Alliant Energy		IPL		WPL
		2011	2010	2011	2010	2011	2010
Commodity contracts	Regulatory assets	($4.0)	($53.0)	($2.4)	($32.1)	($1.6)	($20.9)
Commodity contracts	Regulatory liabilities	1.5	7.5	0.8	7.8	0.7	(0.3)
Foreign exchange contracts	Regulatory liabilities	—	3.8	—	3.8	—	—

Losses from commodity contracts in the first quarter of 2010 were primarily due to impacts of decreases in electricity and natural gas prices during such period.

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

Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. The aggregate fair value of all derivatives with credit risk-related contingent features that were in a net liability position on March 31, 2011 was $41.4 million, $11.3 million and $30.1 million for Alliant Energy, IPL and WPL, respectively. If the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered on March 31, 2011, Alliant Energy, IPL and WPL would be required to post $41.4 million, $11.3 million and $30.1 million, respectively, of credit support to their counterparties.

(11) COMMITMENTS AND CONTINGENCIES

(a) Capital Purchase Obligations - Alliant Energy has entered into capital purchase obligations that contain minimum future commitments related to capital expenditures for its wind projects. The obligations are related to capital purchase obligations under a master supply agreement executed in 2008 with Vestas for the purchase of 500 MW of wind turbine generator sets and related equipment to support wind generation plans. At March 31, 2011, minimum future commitments related to these capital expenditures were $41 million.

(b) Operating Expense Purchase Obligations - Alliant Energy, IPL and WPL have entered into various commodity supply, transportation and storage contracts to meet their obligations to deliver electricity and natural gas to IPL’s and WPL’s utility customers. Alliant Energy, IPL and WPL also enter into other operating expense purchase obligations with various vendors for other goods and services. At March 31, 2011, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a):
DAEC (IPL)	$542	$542	$—
Kewaunee Nuclear Power Plant (Kewaunee) (WPL)	196	—	196
Other	35	16	19

	773	558	215

Natural gas	325	131	194
Coal (b)	396	119	78
Sulfur dioxide (SO2) emission allowances (c)	34	34	—
Other (d)	145	30	29

	$1,673	$872	$516

(a)	Includes payments required by purchased power agreements (PPAs) for capacity rights and minimum quantities of MWhs required to be purchased. Excludes contracts that are considered operating leases.
(b)	Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments of $199 million that have not been directly assigned to IPL and WPL since the specific needs of each utility were not yet known as of March 31, 2011.
(c)	IPL has entered into forward contracts to purchase SO2 emission allowances with vintage years of 2014 through 2017 from various counterparties for $34 million. Any SO2 emission allowances acquired under these forward contracts may be used to meet requirements under the Acid Rain Program regulations or the more stringent Clean Air Interstate Rule (CAIR) emission reduction standards. However, any emission allowances acquired under these forward contracts are not expected to be eligible to be used for compliance requirements under the proposed Clean Air Transport Rule (CATR) issued by the EPA in July 2010. The compliance requirements under the CATR may begin as early as 2012. Existing CAIR compliance requirements are expected to remain in effect until compliance requirements under the CATR supersede them. Alliant Energy and IPL are monitoring the possibility of any losses from these forward contracts and the regulatory recovery of any such losses in light of the CATR issued in July 2010. Alliant Energy and IPL are currently unable to predict the ultimate impact these forward contracts will have on their financial condition and results of operations. As of March 31, 2011, Alliant Energy and IPL did not believe any losses from these forward contracts were probable and therefore did not recognize any loss contingency amounts related to the forward contracts.
(d)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at March 31, 2011.

(c) Legal Proceedings -

Air Permitting Violation Claims - In September 2010, Sierra Club filed in U.S. District Court for the Western District of Wisconsin a complaint against WPL, as owner and operator of the Nelson Dewey Generating Station (Nelson Dewey) and the Columbia Energy Center (Columbia), based on allegations that modifications were made at the facilities without complying with the Prevention of Significant Deterioration (PSD) program requirements, Title V Operating Permit requirements of the Clean Air Act (CAA) and state regulatory counterparts contained within the Wisconsin state implementation plan (SIP) designed to implement the CAA. In October 2010, WPL responded to these claims related to Nelson Dewey and Columbia by filing with the U.S. District Court an answer denying the Columbia allegations and a motion to dismiss the Nelson Dewey allegations based on statute of limitations arguments. In November 2010, WPL filed a motion to dismiss the Nelson Dewey and Columbia allegations based on lack of jurisdiction. Sierra Club has responded to the motions. WPL and Sierra Club are currently exchanging and responding to discovery requests. In February 2011, WPL and Sierra Club filed a joint motion for stay of proceedings for 90 days to explore settlement options related to the Nelson Dewey and Columbia allegations, which the U.S. District Court granted until May 11, 2011. The trial date has been scheduled for April 2012.

In September 2010, Sierra Club filed in U.S. District Court for the Eastern District of Wisconsin a complaint against WPL, as owner and operator of the Edgewater Generating Station (Edgewater), which contained similar allegations regarding air permitting violations at Edgewater. In the Edgewater complaint, additional allegations were made regarding violations of emission limits for visible emissions. In February 2011, WPL responded to these claims related to Edgewater by filing with the U.S. District Court an answer denying the allegations and a motion to dismiss the allegations based on lack of jurisdiction. In February 2011, WPL and Sierra Club filed a joint motion for stay of proceedings for 90 days to explore settlement options related to the Edgewater allegations, which the U.S. District Court granted until May 24, 2011. No trial date or scheduling order has yet been set.

In December 2009, the EPA sent a Notice of Violation (NOV) to WPL as an owner and the operator of Edgewater, Nelson Dewey and Columbia. The NOV alleges that the owners failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin SIP.

In response to similar EPA CAA enforcement initiatives, certain utilities have elected to settle with the EPA, while others have elected to litigate. If the EPA and/or Sierra Club successfully prove their claims that projects completed in the past at Edgewater, Nelson Dewey and Columbia required either a state or federal CAA permit, WPL may, under the applicable statutes, be required to pay civil penalties in amounts of up to $37,500 per day for each violation and/or complete actions for injunctive relief. Payment of fines and/or injunctive relief could be included in a settlement outcome. Injunctive relief contained in settlements or court-ordered remedies for other utilities required the installation of pollution control technology, changed operating conditions including use of alternative fuels other than coal, caps for emissions and limitations on generation including retirement of generating units, and other supplemental environmental projects. Should similar remedies be required for final resolution of these matters at Edgewater, Nelson Dewey and Columbia, Alliant Energy and WPL would incur additional capital and operating expenditures. Alliant Energy and WPL are currently reviewing the allegations and are unable to predict the impact of the allegations on their financial condition or results of operations, but believe that an adverse outcome could be significant. WPL and the other owners of Edgewater and Columbia are exploring settlement options while simultaneously defending against these allegations. Alliant Energy and WPL believe the projects at Edgewater, Nelson Dewey and Columbia were routine or not projected to increase emissions and therefore did not violate the permitting requirements of the CAA. Alliant Energy and WPL do not currently believe any losses from these allegations are both probable and reasonably estimable and therefore have not recognized any related loss contingency amounts as of March 31, 2011.

Alliant Energy Cash Balance Pension Plan (Plan) - In February 2008, a class action lawsuit was filed against the Plan in U.S. District Court for the Western District of Wisconsin (Court). The complaint alleges that certain Plan participants who received distributions prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of the Employee Retirement Income Security Act of 1974 because the Plan applied an improper interest crediting rate to project the cash balance account to their normal retirement age. The majority of these Plan participants are limited to individuals who, prior to normal retirement age, received a lump sum distribution and/or received any form of distribution calculated under the Plan’s prior formula after that benefit was determined to be more valuable than their benefit calculated under the Plan’s cash balance formula. The Court has certified two subclasses of plaintiffs that in aggregate include all persons vested or partially vested in the Plan who received these distributions from Jan. 1, 1998 through Aug. 17, 2006 including: 1) persons who received distributions from Jan. 1, 1998 through Feb. 28, 2002; and 2) persons who received distributions from Feb. 29, 2002 through Aug. 17, 2006. In June 2010, the Court issued an opinion and order that granted the plaintiffs’ motion for summary judgment on liability in the lawsuit and decided with respect to damages that prejudgment interest on damages will be allowed. A bench trial on the issue of damages was held later in June 2010, at which the Court heard evidence on issues related to the amount of damages. In December 2010, the Court issued an opinion and order that decided the interest crediting rate that the Plan used to project the cash balance accounts of the plaintiffs during the class period should have been 8.2% and a pre-retirement mortality discount will not apply to the damages calculation. In March 2011, the Court issued an opinion and order that prejudgment interest on damages will be calculated using the average prime rate from the date that the Plan failed to make the total required payment to a particular participant through the date of the final judgment. The Court scheduled another hearing for May 2011. Based on this opinion and order, the Plan currently estimates that the final judgment of damages by the Court may be up to $25 million, which does not include any award for plantiff’s attorney’s fees or costs. The Plan is contesting the Court’s decision and intends to pursue appropriate appeals after the final judgment is rendered by the Court. Alliant Energy, IPL and WPL have not recognized any potential liability for damages from the lawsuit while this matter is being contested. Alliant Energy, IPL and WPL are currently unable to predict the final outcome of the class action lawsuit or the ultimate impact on their financial condition or results of operations but believe an adverse outcome could have a material effect on their retirement plan funding and expense.

The interest crediting rate used to project the cash balance account to participants’ normal retirement age has also been considered by the IRS as part of its review of Alliant Energy’s request for a favorable determination letter with respect to the tax-qualified status of the Plan. Alliant Energy reached an agreement with the IRS, which resulted in a favorable determination letter for the Plan during the first quarter of 2011. The agreement with the IRS requires an amendment to the Plan, which is expected to result in $9 million of aggregate future payments to certain Plan participants. Any future payments to Plan participants resulting from an amendment to the Plan will be recognized in the period the amendment is executed, which is currently expected to occur in the second quarter of 2011. The Plan expects the $9 million of future payments related to the amendment to the Plan will offset any final judgment of damages by the Court discussed above.

Enerfab Contract - In January 2011, IPL filed a lawsuit in U.S. District Court for the Northern District of Iowa alleging breach of contract against Enerfab, Inc. (Enerfab). The lawsuit alleges that Enerfab, the contractor for extensive work at IPL’s Lansing Generating Station (Lansing), sought payment in excess of the contracted amount. IPL has withheld payment of the disputed amounts from Enerfab. Enerfab claims to be entitled to approximately $8 million of additional payments. In addition, certain subcontractors engaged by Enerfab to work on Lansing have filed liens on Lansing that are approximately $12 million in aggregate. The lawsuit was filed to adjudicate the amounts actually owed by IPL to Enerfab. The parties are also engaging in non-binding mediation. Alliant Energy and IPL are currently unable to predict the ultimate outcome of this lawsuit. As of March 31, 2011, Alliant Energy and IPL recorded $6 million of project costs in “Electric plant in service” related to future payments the court may determine are owed to Enerfab.

(d) Guarantees and Indemnifications - Alliant Energy provided indemnifications associated with various sales of its non-regulated businesses/assets for losses resulting from potential breach of the representations and warranties made by Alliant Energy on the sale dates and for the breach of its obligations under the sale agreements. Alliant Energy believes the likelihood of having to make any material cash payments under these indemnifications is remote. Alliant Energy recorded liabilities of $1 million related to these indemnifications as of March 31, 2011. The terms of the indemnifications provided by Alliant Energy at March 31, 2011 for the various sales were generally as follows (in millions):

Businesses/Assets Sold	Disposal Date	Maximum Limit		Expiration Date
New Zealand	Fourth quarter of 2006	$160	(a)	March 2012
Mexico	Second quarter of 2007	20		June 2012

(a)	Based on exchange rates at March 31, 2011

Alliant Energy also continues to guarantee the abandonment obligations of Whiting Petroleum Corporation under the Point Arguello partnership agreements. The guarantee does not include a maximum limit. As of March 31, 2011, the present value of the abandonment obligations is estimated at $30 million. Alliant Energy believes that no payments will be made under this guarantee.

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

Alliant Energy, IPL and WPL record environmental liabilities related to these MGP sites based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures incurred and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their fair value. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of Alliant Energy’s sites to be $21 million ($17 million for IPL and $4 million for WPL) to $46 million ($40 million for IPL and $6 million for WPL). At March 31, 2011, Alliant Energy, IPL and WPL recorded $35 million, $30 million and $5 million, respectively, in current and non-current environmental liabilities for their remaining costs to be incurred for these MGP sites.

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, Alliant Energy, IPL and WPL are also monitoring various environmental regulations and requirements that may have a significant impact on their future operations. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, Alliant Energy, IPL and WPL are currently not able to determine the complete financial impact of these matters but do believe that future capital investments and/or modifications to their electric generating facilities to comply with these matters could be significant. Specific current, proposed or potential environmental matters that may require significant future expenditures by Alliant Energy, IPL and WPL include, among others: CAIR, CATR, Clean Air Visibility Rule, Utility Maximum Achievable Control Technology (MACT) Rule, Wisconsin State Mercury Rule, Wisconsin Reasonably Available Control Technology Rule, Ozone National Ambient Air Quality Standard (NAAQS) Rule, Fine Particle NAAQS Rule, Nitrogen Dioxide NAAQS Rule, SO2 NAAQS Rule, Industrial Boiler and Process Heater MACT Rule, Federal Clean Water Act including Section 316(b), Wisconsin State Thermal Rule, Hydroelectric Fish Passage Devices, Coal Combustion Residuals, Polychlorinated Biphenyls, and various legislation and EPA regulations to monitor and regulate the emission of GHG including EPA New Source Performance Standard for GHG Emissions from Electric Utilities and EPA GHG Tailoring Rule.

(f) Collective Bargaining Agreements - In May 2011, WPL’s collective bargaining agreement with International Brotherhood of Electrical Workers (IBEW) Local 965 expires representing 25% and 92% of total employees of Alliant Energy and WPL, respectively. While negotiations to renew the contract with IBEW Local 965 are underway, Alliant Energy and WPL are currently unable to predict the outcome.

(12) SEGMENTS OF BUSINESS

Alliant Energy - Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations.

	Utility				Non-regulated, Parent and Other		Alliant Energy Consolidated
	Electric	Gas	Other	Total	RMT	Other
	(in millions)
Three Months Ended March 31, 2011
Operating revenues	$620.3	$229.0	$16.7	$866.0	$67.8	$11.2	$945.0
Operating income (loss)	89.3	35.9	(3.3)	121.9	0.5	5.4	127.8
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				65.3	0.2	6.7	72.2
Income from discontinued operations, net of tax				—	—	1.3	1.3
Net income attributable to Alliant Energy common shareowners				65.3	0.2	8.0	73.5

Three Months Ended March 31, 2010
Operating revenues	604.9	224.9	17.6	847.4	33.4	9.4	890.2
Operating income (loss)	72.2	35.6	0.2	108.0	(2.6)	3.6	109.0
Net income (loss) attributable to Alliant Energy common shareowners				42.0	(1.6)	3.0	43.4

IPL - Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2011
Operating revenues	$330.2	$131.9	$15.4	$477.5
Operating income	27.9	15.8	3.4	47.1
Earnings available for common stock				21.7

Three Months Ended March 31, 2010
Operating revenues	309.6	128.7	16.2	454.5
Operating income	18.5	18.8	1.0	38.3
Earnings available for common stock				5.8

WPL - Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2011
Operating revenues	$290.1	$97.1	$1.3	$388.5
Operating income (loss)	61.4	20.1	(6.7)	74.8
Earnings available for common stock				43.6

Three Months Ended March 31, 2010
Operating revenues	295.3	96.2	1.4	392.9
Operating income (loss)	53.7	16.8	(0.8)	69.7
Earnings available for common stock				36.2

(13) OTHER INTANGIBLE ASSETS

Emission Allowances - The gross carrying amount and accumulated amortization of emission allowances were recorded as intangible assets in “Other assets - deferred charges and other” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2011	Dec. 31, 2010	March 31, 2011	Dec. 31, 2010	March 31, 2011	Dec. 31, 2010
Gross carrying amount	$34.4	$50.9	$33.9	$47.0	$0.5	$3.9
Accumulated amortization	4.7	16.5	4.2	13.1	0.5	3.4

Amortization expense for emission allowances for the three months ended March 31 was recorded in “Electric production fuel and energy purchases” in the Condensed Consolidated Statements of Income as follows (in millions):

	2011	2010
IPL	$4.2	$3.7
WPL	0.5	1.8

Alliant Energy	$4.7	$5.5

At March 31, 2011, estimated amortization expense for calendar years 2011 through 2015 for emission allowances was as follows (in millions):

	2011	2012	2013	2014	2015
IPL	$10.6	$9.8	$7.7	$5.8	$—
WPL	0.5	—	—	—	—

Alliant Energy	$11.1	$9.8	$7.7	$5.8	$—

(14) DISCONTINUED OPERATIONS

In March 2011, Alliant Energy sold its Industrial Energy Applications, Inc. (IEA) business to narrow its strategic focus and risk profile and received net proceeds of $5 million. IEA was included in Alliant Energy’s “Non-regulated, Parent and Other - Other” segment. The operating results of IEA have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income. A summary of the components of discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income for the three months ended March 31 was as follows (in millions):

	2011	2010
Operating revenues	$1.1	$1.2
Operating expenses	0.6	0.9
Gain on sale of IEA	(2.5)	—
Interest expense and other	—	0.1

Income before income taxes	3.0	0.2
Income taxes	1.7	0.2

Income from discontinued operations, net of tax	$1.3	$—

(15) ASSET RETIREMENT OBLIGATIONS (AROs)

A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2011	2010	2011	2010	2011	2010
Balance, Jan. 1	$75.9	$63.3	$43.6	$41.9	$32.3	$21.4
Accretion expense	1.1	1.0	0.7	0.7	0.4	0.3
Liabilities settled	(0.1)	—	(0.1)	—	—	—
Revisions in estimated cash flows	(0.3)	—	—	—	(0.3)	—

Balance, March 31	$76.6	$64.3	$44.2	$42.6	$32.4	$21.7

(16) VARIABLE INTEREST ENTITIES (VIEs)

After making an ongoing exhaustive effort, Alliant Energy and WPL concluded they were unable to obtain the information necessary from the counterparty (a subsidiary of Calpine Corporation) for the Riverside PPA for Alliant Energy and WPL to determine whether the counterparty is a VIE and if Alliant Energy is the primary beneficiary. This PPA is currently accounted for as an operating lease. The counterparty for the Riverside PPA sells a portion of its generating capacity to WPL and can sell its energy output to WPL. Alliant Energy’s and WPL’s maximum exposure to loss from this PPA is undeterminable due to the inability to obtain the necessary information to complete such evaluation. Alliant Energy’s (primarily WPL’s) costs, excluding fuel costs, related to the Riverside PPA were $6.4 million and $7.1 million for the three months ended March 31, 2011 and 2010, respectively.

(17) RELATED PARTIES

System Coordination and Operating Agreement - IPL and WPL are parties to a system coordination and operating agreement whereby Corporate Services serves as agent on behalf of IPL and WPL. The agreement, which has been approved by FERC, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation systems of IPL and WPL. As agent of the agreement, Corporate Services enters into energy, capacity, ancillary services, and transmission sale and purchase transactions. Corporate Services allocates such sales and purchases among IPL and WPL based on procedures included in the agreement. The procedures were approved by FERC and all state regulatory bodies having jurisdiction. The sales credited to and purchases billed to IPL and WPL for the three months ended March 31 were as follows (in millions):

	IPL		WPL
	2011	2010	2011	2010
Sales credited	$8.3	$8.8	$5.9	$8.7
Purchases billed	67.3	84.2	21.5	32.3

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

	2011	2010
Corporate Services billings to IPL	$49.7	$37.8
Corporate Services billings to WPL	39.2	36.9

As of March 31, 2011 and Dec. 31, 2010, net intercompany payables to Corporate Services were as follows (in millions):

	March 31, 2011	Dec. 31, 2010
IPL	$92.0	$78.5
WPL	46.3	41.6

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three months ended March 31 were as follows (in millions):

	2011	2010
ATC billings to WPL	$22.2	$22.8
WPL billings to ATC	3.2	2.5

As of March 31, 2011 and Dec. 31, 2010, WPL owed ATC net amounts of $5.9 million and $6.8 million, respectively.

(18) EARNINGS PER SHARE

A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per weighted average common share (EPS) calculation for the three months ended March 31 was as follows (in thousands):

	2011	2010
Weighted average common shares outstanding:
Basic EPS calculation	110,569	110,368
Effect of dilutive share-based awards	63	83

Diluted EPS calculation	110,632	110,451

For the three months ended March 31, 2011 and 2010, there were no potentially dilutive securities excluded from the calculation of diluted EPS.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MDA)

This MDA includes information relating to Alliant Energy, IPL and WPL, as well as Resources and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Combined Notes to Condensed Consolidated Financial Statements included in this report as well as the financial statements, notes and MDA included in the 2010 Form 10-K. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

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

Financial Results

Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the first quarter were as follows (dollars in millions, except per share amounts):

	2011		2010
	Income	EPS	Income	EPS
Continuing operations:
Utility	$65.3	$0.59	$42.0	$0.38
Non-regulated and parent	6.9	0.06	1.4	0.01

Income from continuing operations	72.2	0.65	43.4	0.39
Income from discontinued operations	1.3	0.01	—	—

Net income	$73.5	$0.66	$43.4	$0.39

The table above includes utility, and non-regulated and parent earnings per share from continuing operations, which are non-GAAP financial measures. Alliant Energy believes utility, and non-regulated and parent earnings per share from continuing operations are useful to investors because they facilitate an understanding of segment performance and trends and provide additional information about Alliant Energy’s operations on a basis consistent with the measures that management uses to manage its operations and evaluate its performance. Alliant Energy’s management also uses utility earnings per share from continuing operations to determine incentive compensation.

Utility - Higher income from continuing operations in the first quarter of 2011 compared to the same period in 2010 was primarily due to:

•	$0.18 per share of higher revenues from non-fuel retail rate increases, net of reserves, implemented at IPL and WPL;

•	$0.06 per share of income tax expense in the first quarter of 2010 related to Federal Health Care Legislation enacted in March 2010;

•	$0.03 per share of higher electric margins related to changes in the recovery of electric production fuel and energy purchases at WPL;

•	$0.03 per share of lower purchased electric capacity expenses at WPL related to the Kewaunee PPA;

•	an estimated $0.02 per share of higher revenues from changes in sales due to weather; and

•	$0.02 per share of production tax credits in the first quarter of 2011 for WPL’s Bent Tree - Phase I wind project.

These items were partially offset by:

•	$0.06 per share of higher electric transmission service expenses;

•	$0.03 per share from an impairment of WPL’s wind site in Wisconsin;

•	$0.03 per share of higher depreciation and operating expenses for WPL’s Bent Tree - Phase I wind project, which began generating electricity in late 2010; and

•	$0.02 per share related to the impact of a wholesale customer settlement at WPL in the first quarter of 2010.

Non-regulated and parent - Higher income from continuing operations in the first quarter of 2011 compared to the same period in 2010 was primarily due to higher earnings at RMT and Transportation, and lower taxes at the parent company.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting their respective earnings during the first quarter of 2011 and 2010.

Strategic Overview

The strategic plans for Alliant Energy, IPL and WPL focus on recent construction of new wind generating facilities, purchasing newer and more-efficient coal and natural gas generating facilities and implementing emission controls and performance upgrades at their newer, larger and more-efficient generating facilities to enable the utilities to continue to produce reliable and affordable energy for their customers. Key strategic plan developments impacting Alliant Energy, IPL and WPL during 2011 include:

•	February 2011 - WPL’s 200 MW Bent Tree - Phase I wind project in Freeborn county, Minnesota began full commercial operation.

•	February 2011 - WPL received approval from the PSCW to install scrubbers and baghouses at Columbia Units 1 and 2 to reduce SO2 and mercury emissions, respectively, at the facility.

•	March 2011 - WPL purchased WEPCO’s 25% ownership interest in Edgewater Unit 5 for $38 million.

•	March 2011 - WPL issued a request for proposal (RFP) for the purchase of a combined cycle gas-fired generating facility with specifications similar to Riverside.

•

May 2011 - Alliant Energy announced it is currently evaluating different options to utilize the remaining 100 MW of Vestas wind turbine generator sets and related equipment, which include building a 100 MW wind project in Iowa, exchanging the wind turbine generators for an interest in a partnership with a wind project developer, and selling the wind turbine generators to a third party. Alliant Energy currently believes the probability of IPL or WPL developing a rate-based project with the remaining 100 MW of wind turbine generator sets and related equipment is remote.

Refer to “Strategic Overview” for additional details regarding strategic plan developments.

Rate Matters

Alliant Energy’s utility subsidiaries, IPL and WPL, are subject to federal regulation by FERC, which has jurisdiction over wholesale electric rates, and state regulation in Iowa, Wisconsin and Minnesota for retail utility rates. Key regulatory developments impacting Alliant Energy, IPL and WPL during 2011 include:

•

January 2011 - New electric fuel cost recovery rules in Wisconsin became effective, which allow WPL to automatically defer electric fuel-related costs that fall outside a symmetrical cost tolerance band and reflect the over- /under-recovery of these deferred costs in future billings to its retail customers. WPL is restricted on the collection of deferred amounts if it earns in excess of its authorized return on common equity.

•

January 2011 - In accordance with the PSCW’s December 2010 order, WPL implemented an annual retail electric rate increase of $8 million, or approximately 1%, effective Jan. 1, 2011. This $8 million increase in annual rates combined with the termination of the $9 million interim fuel-related rate increase effective Dec. 31, 2010 resulted in a net $1 million decrease in annual electric retail rates charged to customers effective January 2011.

•

February 2011 - IPL received an order from the IUB authorizing a final annual retail electric rate increase of $114 million, or approximately 10%. The IUB issued a separate order in January 2011 that approved IPL’s proposed transmission cost rider conditional upon IPL’s agreement to not file an electric base rate case for three years from the date of the order. Effective February 2011, electric transmission service expenses were removed from base rates and billed to IPL’s Iowa electric retail customers through the transmission cost rider. The January 2011 IUB order also approved a customer cost management plan, which is expected to utilize tax-related regulatory liabilities to provide credits on the bills of Iowa electric retail customers beginning in February 2011.

•

April 2011 - The Minnesota ALJ filed its recommendation for IPL’s Minnesota retail electric rate case, which according to IPL’s interpretation, equates to an annual rate increase of approximately $11 million. The primary differences between IPL’s updated request in January 2011 and the ALJ recommendation relate to recovery of electric transmission service costs and recovery of costs for IPL’s Whispering Willow - East wind project.

Refer to “Rate Matters” for additional details regarding regulatory developments.

Environmental Matters

Alliant Energy, IPL and WPL are subject to regulation of environmental matters by various federal, state and local authorities. Key environmental developments during 2011 that may impact Alliant Energy, IPL and WPL include:

•

January 2011 - The EPA’s GHG Tailoring Rule became effective. The rule establishes a GHG threshold for major sources under the PSD and Title V Operation Permit programs at 100,000 tons per year of CO2-equivalent. The rule is subject to legal challenge.

•

February 2011 - The EPA promulgated a revised Industrial Boiler and Process Heater MACT Rule related to hazardous air pollutants (HAPs) from fossil-fueled electric generating units (EGUs) with less than 25 MW capacity as well as certain auxiliary boilers and process heaters operated at EGUs. The compliance deadline for this rule is currently expected to be 2014.

•

March 2011 - The EPA issued the proposed Utility MACT Rule, which is expected to require compliance with emission limits and work practice standards for the control of mercury and other HAPs for coal- and oil-fired EGUs with greater than 25 MW capacity. The compliance deadline for this rule is currently expected to be 2014.

•

March 2011 - The EPA issued a revised proposed Section 316(b) of the Federal Clean Water Act (Section 316(b) Rule), which applies to existing and new cooling water intake structures at large steam EGUs. A final rule is expected to be issued in 2012 and compliance is expected to be required within eight years of the effective date of the final rule.

Refer to “Environmental Matters” for additional details regarding environmental developments.

Liquidity and Capital Resources

Based on their current liquidity positions and capital structures, Alliant Energy, IPL and WPL believe they will be able to secure the additional capital required to implement their strategic plans and to meet their long-term contractual obligations. Key financing developments impacting Alliant Energy, IPL and WPL during 2011 include:

•

March 2011 - At March 31, 2011, Alliant Energy and its subsidiaries had $591 million of available capacity under their revolving credit facilities, $85 million of available capacity at IPL under its sales of accounts receivable program and $126 million of cash and cash equivalents.

•	March 2011 - IPL extended the purchase commitment from the third-party financial institution to which it sells its receivables through March 2012.

•

April 2011 - IPL redeemed all of the 1,600,000 outstanding shares of its 7.10% Series C Cumulative Preferred Stock at par value for $40 million plus accrued and unpaid dividends to the redemption date. IPL’s preferred stock redemption was funded from cash from operations.

Refer to “Liquidity and Capital Resources” for additional details regarding financing developments.

STRATEGIC OVERVIEW

A summary of Alliant Energy’s, IPL’s and WPL’s strategic overview is included in the 2010 Form 10-K and has not changed materially from the items reported in the 2010 Form 10-K, except as described below.

Wind Generation Projects -

Wind Turbine Generators - In 2008, Alliant Energy entered into a master supply agreement with Vestas to purchase 500 MW of wind turbine generator sets and related equipment. Alliant Energy utilized 400 MW of these wind turbine generator sets and related equipment to construct IPL’s Whispering Willow - East wind project and WPL’s Bent Tree - Phase I wind project. Alliant Energy is currently evaluating different options to utilize the remaining 100 MW of wind turbine generator sets and related equipment, which include building a 100 MW wind project in Iowa, exchanging the wind turbine generators for an interest in a partnership with a wind project developer, and selling the wind turbine generators to a third party. Alliant Energy currently believes the probability of IPL or WPL developing a rate-based project with the remaining 100 MW of wind turbine generator sets and related equipment is remote. As of March 31, 2011, capitalized costs of $109 million related to progress payments to Vestas for the remaining 100 MW of wind turbine generator sets and related equipment were recorded in “Property, plant and equipment” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets. The total cost of the 100 MW of wind turbine generator sets and related equipment is currently expected to be approximately $147 million after completion of the remaining progress payments to Vestas. Refer to “Critical Accounting Policies and Estimates - Long-lived Assets” for details of a recent assessment of the recoverability of the carrying amount of the wind turbine generators.

WPL’s Bent Tree - Phase I Wind Project - In the first quarter of 2011, WPL placed the remaining portion of its Bent Tree - Phase I wind project into service. Refer to Note 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for further discussion.

Coal-Fired Generation Project -

WPL’s Edgewater Unit 5 Purchase - In March 2011, WPL purchased WEPCO’s 25% ownership interest in Edgewater Unit 5 for $38 million. Refer to Note 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for additional details of WPL’s Edgewater Unit 5 purchase.

Natural Gas-Fired Generation Project -

Riverside - WPL has a PPA with a subsidiary of Calpine Corporation related to Riverside that extends through May 2013 and provides WPL the option to purchase Riverside at the end of the PPA term. For planning purposes, WPL currently anticipates it will exercise its option to purchase Riverside, a 600 MW natural gas-fired electric generating facility in Beloit, Wisconsin, to replace the output currently obtained under the PPA. In March 2011, WPL issued an RFP for the purchase of a combined cycle gas-fired generating facility with specifications similar to Riverside. WPL plans to use the results from the RFP to support a CA filing with the PSCW in 2011 for the purchase of either Riverside or an alternative natural-gas fired generating facility with similar specifications.

Environmental Compliance Plans - Alliant Energy, IPL and WPL are currently evaluating their environmental compliance plans as a result of the proposed Utility MACT Rule and proposed Section 316(b) Rule issued by the EPA in March 2011. Alliant Energy, IPL and WPL plan to update their environmental compliance plans later in 2011 following the completion of their evaluation of these rules and additional environmental rules expected to be issued in 2011 including the CATR. Refer to “Environmental Matters” for discussion of the proposed Utility MACT Rule and the proposed Section 316(b) Rule.

RATE MATTERS

A summary of Alliant Energy’s, IPL’s and WPL’s rate matters is included in the 2010 Form 10-K and has not changed materially from the items reported in the 2010 Form 10-K, except as described below.

Recent Retail Base Rate Filings - Details of IPL’s and WPL’s recent retail base rate cases impacting their historical and future results of operations are as follows (dollars in millions; Electric (E); Not Applicable (N/A); To Be Determined (TBD)):

Retail Base Rate Cases	Utility Type	Filing Date	Interim Increase Implemented (a) (b)	Interim Effective Date	Final Increase Granted (b)	Actual/ Expected Final Effective Date
WPL:
Wisconsin 2011 Test Year	E	Apr-10	N/A	N/A	$8	Jan-11
IPL:
Minnesota 2009 Test Year	E	May-10	$14	Jul-10	TBD	Q3-11
Iowa 2009 Test Year	E	Mar-10	119	Mar-10	114	Apr-11

(a)	In Iowa, IPL’s interim rates can be implemented 10 days after the filing date, without regulatory review and are subject to refund, pending determination of final rates. In Minnesota, IPL’s interim rates are implemented 60 days after the filing date, with regulatory review and subject to refund, pending determination of final rates. The amount of the interim rates is replaced by the amount of final rates once the final rates are granted.
(b)	Rate increases reflect both returns on additions to IPL’s and WPL’s infrastructure and a recovery of changes in costs incurred or expected to be incurred by IPL and WPL. Given a portion of the rate increases will offset changes in costs, revenues from rate increases should not be expected to result in an equal increase in income.

WPL’s Retail Electric Rate Case (2011 Test Year) - In December 2010, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $8 million, or approximately 1%, effective Jan. 1, 2011. The annual retail electric rate increase of $8 million reflects a $38 million increase in the non-fuel component of rates and a $30 million decrease in the fuel component of rates.

IPL’s Minnesota Retail Electric Rate Case (2009 Test Year) - In May 2010, IPL filed a request with the MPUC to increase annual rates for its Minnesota retail electric customers by $15 million, or approximately 22%. The request was based on a 2009 historical test year as adjusted for certain known and measurable items at the time of the filing. The key drivers for the filing include recovery of investments in the Whispering Willow - East wind project and emission control projects at Lansing Unit 4, and recovery of increased electric transmission service costs. In conjunction with the filing, IPL implemented an interim retail rate increase of $14 million on an annual basis, effective July 6, 2010. The interim retail rate increase was approved by the MPUC and is subject to refund pending determination of final rates from the request. In January 2011, IPL filed rebuttal testimony and reduced its requested increase to $14 million primarily due to an adjustment made to recovery of electric transmission service costs. In April 2011, the Minnesota ALJ filed its recommendation for the rate case, which according to IPL’s interpretation, equates to an annual rate increase of approximately $11 million. The primary differences between IPL’s updated request in January 2011 and the ALJ recommendation relate to recovery of electric transmission service costs and recovery of costs for IPL’s Whispering Willow - East wind project. If the MPUC accepts the recommendation of the ALJ, a modest impairment of the Whispering Willow - East wind project could be required in the second quarter of 2011.

IPL’s Iowa Retail Electric Rate Case (2009 Test Year) - In February 2011, IPL received an order from the IUB authorizing a final annual retail electric rate increase of $114 million, or approximately 10%. Because the final rate increase level was below the interim rate increase level of $119 million implemented on March 20, 2010, IPL expects to refund to its Iowa retail customers a portion of the interim rates collected. At March 31, 2011, Alliant Energy and IPL reserved $5 million, including interest, for refunds anticipated to be paid to IPL’s retail electric customers in 2011.

Transmission Cost Rider - Effective February 2011, electric transmission service expenses were removed from base rates and billed to IPL’s Iowa electric retail customers through the transmission cost rider. This new cost recovery mechanism provides for subsequent adjustments to electric rates charged to Iowa electric retail customers for changes in electric transmission service expenses. The cumulative effects of the over-/under-collection of these costs will be recorded in regulatory assets or regulatory liabilities on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets until they are reflected in future billings to customers.

Customer Cost Management Plan - In January 2011, the IUB approved a customer cost management plan proposed by IPL, which will utilize regulatory liabilities to credit bills of Iowa electric retail customers to help offset the impact of the recent rate increases on such customers. In 2009, IPL filed a request with the IUB to create a regulatory liability account for potential tax benefits resulting from changes in tax accounting methodologies and tax elections available under the Internal Revenue Code. These potential tax benefits are related to the tax treatment of repair expenditures, allocation of insurance proceeds from the floods in 2008 and mixed service costs. The customer cost management plan approved by the IUB utilizes a tax benefit rider to credit customer bills while the issues are under IRS audit. The tax benefit rider provides a mechanism to ensure only those amounts from the potential tax benefits that are sustained under IRS audit are retained by customers. The customer cost management plan includes the ability to record a regulatory asset if amounts credited to customer bills are in excess of the amounts sustained under IRS audit. In the first quarter of 2011, $7 million of tax benefits from the customer cost management plan were used to credit IPL’s customers’ bills. Also in the first quarter of 2011, IPL recognized additional regulatory liabilities of $152 million as a result of tax benefits expected from a change in tax accounting method for mixed service costs. These tax benefits are currently expected to be used to credit IPL’s customers’ bills in the future through the customer cost management plan, pending annual approval from the IUB. IPL’s remaining regulatory liabilities related to the customer cost management plan recognized as of March 31, 2011 were $342 million. The final amount of regulatory liabilities returned to customers under the customer cost management plan is dependent on the amount of tax benefits sustained under IRS audit and therefore is subject to change. Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” and “Results of Operations - Income Taxes” for discussion of the impact of the customer cost management plan on income tax expense and the effective income tax rate.

Planned Utility Rate Case in 2011 - WPL currently plans to make a retail fuel-related filing in the second quarter of 2011 based on a forward-looking 2012 test period. The magnitude of the fuel-related filing is currently being analyzed, but will include the new fuel cost recovery plan under Wisconsin’s new fuel rules, which allow for recovery of costs for emission control chemicals and emission allowances within the fuel recovery mechanism. Any rate changes granted are expected to be effective in early 2012.

ENVIRONMENTAL MATTERS

A summary of Alliant Energy’s, IPL’s and WPL’s environmental matters is included in the 2010 Form 10-K and has not changed materially from the items reported in the 2010 Form 10-K, except as described below.

Air Quality -

Utility MACT Rule - In March 2011, the EPA issued the proposed Utility MACT rule, also referred to as the “Mercury and Air Toxics Standards.” The proposed rule would require compliance with emission limits for mercury, total particulate matter (PM) as a substitute for non-mercury metal HAPs and hydrogen chloride (HCl) as a substitute for acid gas HAPs. The EPA also proposed alternative standards for total or individual non-mercury metals emissions (instead of total PM) and SO2 emissions (instead of HCl for acid gases if a scrubber is installed). Facility-wide averaging can be used as an option to demonstrate compliance with HAPs standards for existing similar EGUs located at a generating facility. In addition, work practice standards were proposed for organic HAPs emissions to ensure proper combustion. Based on the EPA’s current schedule to issue a final rule by November 2011, compliance would be required by November 2014. However, an entity can request an additional year for compliance, which may be granted by the permitting authority. In addition, the issuance of the final Utility MACT rule is expected to initiate a review of the Wisconsin State Mercury Rule, which could result in revisions to the Wisconsin State Mercury Rule. Alliant Energy, IPL and WPL are currently unable to predict the final outcome of a Utility MACT Rule, but expect that capital investments and/or modifications could be significant to comply with any such regulations.

Air Permit Renewal Challenges -

Columbia - In 2008, the Sierra Club submitted a notice of intent to sue the EPA for failure to respond to its petition encouraging the EPA to challenge the air permit issued by the Wisconsin Department of Natural Resources (DNR) for Columbia. In 2009, the EPA issued an order (EPA’s 2009 Order) on the Sierra Club petition and granted one of three issues from the Sierra Club petition, objecting to that portion of the permit issued by the Wisconsin DNR. In September 2010, the Wisconsin DNR proposed a construction permit and a revised operation permit for Columbia. In October 2010, WPL submitted comments objecting to the appropriateness of the proposed draft permits. In November 2010, the comment period closed, and in February 2011, the Wisconsin DNR made the determination not to issue either of the proposed new permits. Alliant Energy and WPL believe the previously issued air permit for Columbia is still valid. In February 2011, the Sierra Club filed a lawsuit against the EPA in the U.S. District Court for the Western District of Wisconsin seeking to have the EPA take over the permit process. Proceedings in the matter have been stayed until June 2011. Alliant Energy and WPL are currently unable to predict the outcome of this matter and its impact on their financial condition or results of operations.

Air Permitting Violation Claims - Refer to Note 11(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of complaints filed by the Sierra Club in 2010 and an NOV issued by the EPA in 2009 regarding alleged air permitting violations at Nelson Dewey, Columbia and Edgewater.

Water Quality -

Section 316(b) Rule - In March 2011, the EPA issued a revised proposed Section 316(b) Rule, which applies to existing and new cooling water intake structures at large steam EGUs. IPL and WPL have identified seven (Ottumwa 1, Prairie Creek Unit 4, Fox Lake Units 1 and 3, Lansing Units 3-4, Dubuque Units 3-4, M.L. Kapp Unit 2, Burlington Unit 1) and three (Columbia Units 1-2, Nelson Dewey Units 1-2 and Edgewater Units 3-5) generating facilities, respectively, which may be impacted by the revised Section 316(b) Rule. A final rule is expected to be issued by the EPA in 2012. The schedule for compliance with this rule has not yet been finalized; however, compliance is currently expected to be required within eight years of the effective date of the final rule. Alliant Energy, IPL and WPL are currently unable to predict the final requirements from the Section 316(b) Rule, but expect that capital investments and/or modifications resulting from the rule could be significant.

Land and Solid Waste -

Coal Ash Impoundment Assessments - The EPA is collecting data through information requests and site assessments of utilities’ coal ash impoundments, including certain coal ash impoundments owned by IPL and WPL. IPL is also working with the EPA to answer specific follow-up questions and provide additional technical information related to coal ash ponds at IPL’s Burlington Generating Station (Burlington). IPL anticipates conducting additional studies and investigations at the Burlington ash ponds. Alliant Energy, IPL and WPL are currently unable to predict the final outcome of any such assessments, but believe capital investments and/or modifications resulting from investigations, possible adverse assessments or possible adverse studies could be significant.

MGP Sites - Refer to Note 11(e) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s and WPL’s MGP sites.

LEGISLATIVE MATTERS

A summary of Alliant Energy’s, IPL’s and WPL’s legislative matters is included in the 2010 Form 10-K and has not changed materially from the items reported in the 2010 Form 10-K.

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview - First Quarter Results - Refer to “Executive Summary” for an overview of Alliant Energy’s first quarter 2011 and 2010 earnings and the various components of Alliant Energy’s business. Additional details of Alliant Energy’s earnings for the three months ended March 31, 2011 and 2010 are discussed below.

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

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$240.4	$228.4	5%	2,024	2,040	(1%)
Commercial	142.7	135.3	5%	1,533	1,520	1%
Industrial	169.6	159.3	6%	2,712	2,639	3%

Retail subtotal	552.7	523.0	6%	6,269	6,199	1%
Sales for resale:
Wholesale	46.0	53.3	(14%)	843	863	(2%)
Bulk power and other	11.7	15.5	(25%)	472	416	13%
Other	9.9	13.1	(24%)	38	40	(5%)

Total revenues/sales	620.3	604.9	3%	7,622	7,518	1%

Electric production fuel expense	110.1	86.8	27%
Energy purchases expense	83.9	123.6	(32%)
Purchased electric capacity expense	57.8	63.3	(9%)

Margins	$368.5	$331.2	11%

First Quarter 2011 vs. First Quarter 2010 Summary - Electric margins increased $37 million, or 11%, primarily due to the impact of non-fuel retail rate increases at IPL and WPL, which increased electric revenues by $34 million in the first quarter of 2011. Other increases to electric margins included a $5 million increase in electric margins from changes in the recovery of electric production fuel and energy purchases expenses at WPL, $5 million of lower purchased electric capacity expenses at WPL related to the Kewaunee PPA, $3 million of higher energy conservation revenues at IPL and an estimated $2 million increase in electric margins from changes in sales caused by weather conditions in Alliant Energy’s service territories. Estimated increases to Alliant Energy’s electric margins from the impacts of weather for the three months ended March 31, 2011 and 2010 were $4 million and $2 million, respectively. These items were partially offset by credits on electric customers’ bills in Iowa during the first quarter of 2011 resulting from the implementation of the customer cost management plan, which decreased IPL’s electric revenues by $7 million in the first quarter of 2011, and the impact of a wholesale formula rate change, which increased WPL’s electric revenues by $4 million in the first quarter of 2010. IPL’s customer cost management plan is expected to result in reductions in electric revenues that are largely offset by reductions in income tax expenses. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses included in utility other operation and maintenance expenses.

Non-fuel Retail Rate Increases - Increases to Alliant Energy’s electric revenues from the impacts of non-fuel retail rate increases for the three months ended March 31, 2011 were as follows (dollars in millions):

Retail Base Rate Cases	Effective Date	Revenue Increase (a)
IPL’s Iowa 2009 Test Year	March 20, 2010	$23
WPL’s Wisconsin 2011 Test Year	Jan. 1, 2011	9
IPL’s Minnesota 2009 Test Year	July 6, 2010	2

		$34

(a)	The revenue impact is net of any reserves for rate refunds.

Electric Production Fuel and Energy Purchases (Fuel-related) Cost Recoveries - Alliant Energy burns coal and other fossil fuels to produce electricity at its generating facilities. The cost of fossil fuels used during each period is included in electric production fuel expense. Alliant Energy also purchases electricity to meet the demand of its customers and charges these costs to energy purchases expense. Alliant Energy’s electric production fuel expense increased $23 million, or 27%, in the first quarter of 2011. The increase was primarily due to higher Midwest Independent Transmission System Operator (MISO) dispatch of Alliant Energy’s generating facilities in the first quarter of 2011, which resulted in higher fuel consumption. Alliant Energy’s energy purchases expense decreased $40 million, or 32%, in the first quarter of 2011. The decrease was primarily due to lower energy prices and lower energy volumes purchased resulting from the higher MISO dispatch of Alliant Energy’s generating facilities in the first quarter of 2011. The impact of the changes in energy volumes purchased were largely offset by the impact of higher electricity volumes generated from Alliant Energy’s generating facilities and changes in bulk power sales volumes discussed below.

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

WPL’s retail fuel-related costs incurred in the first quarters of 2011 and 2010 were higher than the forecasted fuel-related costs used to set retail rates during such periods. WPL estimates the higher than forecasted retail fuel-related costs decreased electric margins by approximately $4 million and $9 million in the first quarter of 2011 and 2010, respectively.

Refer to “Rate Matters” for additional information relating to electric rate increases and an anticipated fuel-related filing in 2011 by WPL.

Purchased Electric Capacity Expenses - Alliant Energy enters into PPAs to help meet the electricity demand of IPL’s and WPL’s customers. Certain of these PPAs include minimum payments for IPL’s and WPL’s rights to electric generating capacity. Details of purchased electric capacity expense included in the utility electric margins table above for the three months ended March 31 were as follows (in millions):

	2011	2010
DAEC PPA (IPL)	$39	$38
Kewaunee PPA (WPL)	13	18
Riverside PPA (WPL)	6	6
Other	—	1

	$58	$63

Sales Trends - Retail sales volumes increased 1% in the first quarter of 2011 compared to the same period in 2010. The increased retail sales were primarily due to higher usage per customer caused by weather and economic conditions in Alliant Energy’s service territories.

Wholesale sales volumes in the first quarter of 2011 were 2% lower than the same period in 2010, primarily due to lower sales to WPL’s partial-requirement wholesale customers that have contractual options to be served by WPL, other power supply sources or the MISO market.

Bulk power and other revenue changes were largely due to changes in revenues from sales in the wholesale energy markets operated by MISO and PJM Interconnection, LLC. These changes are impacted by several factors including the availability of Alliant Energy’s generating facilities and electricity demand within these wholesale energy markets. Changes in bulk power and other sales revenues were largely offset by changes in fuel-related costs and therefore did not have a significant impact on electric margins.

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

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$135.1	$135.4	—	14,101	13,903	1%
Commercial	76.1	72.4	5%	9,091	8,347	9%
Industrial	10.2	9.2	11%	1,446	1,207	20%

Retail subtotal	221.4	217.0	2%	24,638	23,457	5%
Transportation/other	7.6	7.9	(4%)	13,974	13,896	1%

Total revenues/sales	229.0	224.9	2%	38,612	37,353	3%

Cost of gas sold	156.4	156.4	—

Margins	$72.6	$68.5	6%

First Quarter 2011 vs. First Quarter 2010 Summary - Gas margins increased $4 million, or 6%, primarily due to $2 million of higher energy conservation revenues at IPL and an estimated $1 million increase in gas margins from changes in the impacts of weather conditions. Estimated increases to Alliant Energy’s gas margins from the impacts of weather for the three months ended March 31, 2011 and 2010 were $3 million and $2 million, respectively. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses.

Weather Conditions - Heating degree days (HDD) in Alliant Energy’s service territories for the three months ended March 31 were as follows:

	Actual
	2011	2010	Normal
HDD (a):
Cedar Rapids, Iowa (IPL)	3,590	3,679	3,382
Madison, Wisconsin (WPL)	3,676	3,455	3,490

(a)	HDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD.

Refer to “Rate Matters” for discussion of various electric and gas rate filings of IPL and WPL.

Non-regulated Revenues - Alliant Energy’s non-regulated revenues for the three months ended March 31 were as follows (in millions):

	2011	2010
RMT	$67.8	$33.4
Transportation	10.9	9.3
Other	0.3	0.1

	$79.0	$42.8

The increased RMT revenues were primarily caused by increased demand for construction management services for large solar and wind projects in the first quarter of 2011. Future demand for RMT’s construction management services for large renewable energy projects is expected to be impacted by various external factors, including the availability and amount of government incentives for renewable energy projects, the number and scope of federal and state-imposed renewable portfolio standards and the availability and cost of capital to fund capital expenditures for renewable energy projects. The American Recovery and Reinvestment Act of 2009 enacted in 2009 extended incentives to renewable energy projects completed by Dec. 31, 2012.

Electric Transmission Service Expense - Alliant Energy’s electric transmission service expense for the utilities increased $11 million primarily due to higher transmission costs at IPL related to transmission services from ITC Midwest LLC (ITC). The electric transmission service costs billed by ITC to IPL in the first quarter of 2011 were comparable to those billed by ITC to IPL in the first quarter of 2010; however, the regulatory recovery of the costs approved by the IUB was different during the two periods resulting in higher transmission service expense at IPL in the first quarter of 2011. In the first quarter of 2010, IPL deferred $10 million of electric transmission expenses related to the Iowa retail portion of 2008 under-recovered costs billed to IPL by ITC during the first quarter of 2010 and utilized $3 million of regulatory liabilities to offset a portion of the electric transmission service expenses incurred during the first two months of 2010. In the first quarter of 2011, IPL utilized $5 million of regulatory liabilities to offset transmission service expenses related to the Iowa retail portion of 2009 under-recovered costs billed to IPL by ITC during the first quarter of 2011. Excluding the impact of these deferrals and regulatory liability offsets, IPL’s electric transmission service costs from ITC increased $8 million in the first quarter of 2011. Alliant Energy currently estimates electric transmission service costs from ITC (excluding the impacts of deferrals and regulatory liability offsets) will be approximately $25 million to $35 million higher in 2011 compared to 2010. IPL is currently recovering the Iowa retail portion of these increased electric transmission service costs from its electric retail customers in Iowa through a transmission cost rider that was approved by the IUB in January 2011. Refer to “Rate Matters” for additional discussion of the transmission cost rider.

Utility Other Operation and Maintenance Expenses - Alliant Energy’s other operation and maintenance expenses for the utilities increased $10 million due to the following reasons (amounts represent variances between the first quarter of 2011 and the first quarter of 2010 in millions):

	Alliant Energy	IPL	WPL
Wind site impairment charge at WPL in 2011 (a)	$5	$—	$5
Higher energy conservation expenses at IPL (b)	4	4	—
Higher wind turbine operation and maintenance expenses at WPL (c)	2	—	2
Other	(1)	—	(1)

	$10	$4	$6

(a)	Refer to Note 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for details of the wind site impairment charge recorded by WPL in the first quarter of 2011.
(b)	Changes in energy conservation expenses were largely offset by changes in energy conservation revenues included in utility electric and gas margins.
(c)	Operation and maintenance expenses for WPL’s Bent Tree - Phase I wind project, which began generating electricity in late 2010.

Non-regulated Operation and Maintenance Expenses - Alliant Energy’s non-regulated operation and maintenance expenses for the three months ended March 31 were as follows (in millions):

	2011	2010
RMT	$65.3	$33.5
Transportation	5.2	4.3
Other (includes eliminations)	(0.6)	0.4

	$69.9	$38.2

The increase in non-regulated operation and maintenance expenses at RMT was largely driven by higher construction management costs associated with the execution of large solar and wind projects in the first quarter of 2011 compared to the same period last year.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $4 million primarily due to $4 million of depreciation expense recognized in the first quarter of 2011 related to the Bent Tree - Phase I wind project, which began generating electricity in late 2010.

Refer to “Rate Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on Alliant Energy’s rate activities.

Income Taxes - Details of the effective income tax rates for Alliant Energy’s continuing operations during the three months ended March 31 were as follows:

	2011	2010
Statutory federal income tax rate	35.0%	35.0%
IPL’s customer cost management plan implemented in February 2011	(8.7)	—
Federal Health Care Legislation enacted in March 2010	—	8.6
Production tax credits	(5.6)	(2.5)
Other items, net	1.7	0.8

Overall income tax rate	22.4%	41.9%

Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional discussion of IPL’s customer cost management plan implemented in the first quarter of 2011, Federal Health Care Legislation enacted in the first quarter of 2010 and production tax credits.

Income From Discontinued Operations, Net of Tax - Refer to Note 14 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

Preferred Dividend Requirements of Subsidiaries - Preferred dividend requirements of subsidiaries increased $2 million due to a $2 million charge in the first quarter of 2011 related to IPL’s redemption of its 7.10% Series C Cumulative Preferred Stock in April 2011. Refer to Note 6(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for additional details of IPL’s preferred stock redemption.

IPL’S RESULTS OF OPERATIONS

Overview - First Quarter Results - Earnings available for common stock increased $16 million primarily due to the impact of electric retail rate increases and $4 million of income tax expense in the first quarter of 2010 related to the impact of Federal Health Care Legislation. These items were partially offset by higher electric transmission expenses.

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

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$131.9	$119.2	11%	1,129	1,129	—
Commercial	84.5	78.3	8%	966	956	1%
Industrial	95.4	88.6	8%	1,697	1,663	2%

Retail subtotal	311.8	286.1	9%	3,792	3,748	1%
Sales for resale:
Wholesale	6.7	7.5	(11%)	105	105	—
Bulk power and other	6.0	7.7	(22%)	189	218	(13%)
Other	5.7	8.3	(31%)	21	22	(5%)

Total revenues/sales	330.2	309.6	7%	4,107	4,093	—

Electric production fuel expense	61.2	47.2	30%
Energy purchases expense	35.6	53.3	(33%)
Purchased electric capacity expense	39.3	38.6	2%

Margins	$194.1	$170.5	14%

First Quarter 2011 vs. First Quarter 2010 Summary - Electric margins increased $24 million, or 14%, primarily due to the impact of non-fuel retail rate increases from the Iowa and Minnesota 2009 test year base rate cases, which increased IPL’s electric revenues by $25 million in aggregate in the first quarter of 2011. Other increases in electric margins included $3 million of higher energy conservation revenues and an estimated $1 million increase in electric margins from changes in sales caused by weather conditions in IPL’s service territory. Estimated increases to IPL’s electric margins from the impacts of weather for the three months ended March 31, 2011 and 2010 were $3 million and $2 million, respectively. These items were partially offset by credits on electric customers’ bills in Iowa during the first quarter of 2011 resulting from the implementation of the customer cost management plan, which decreased IPL’s electric revenues by $7 million in the first quarter of 2011. IPL’s customer cost management plan is expected to result in reductions in electric revenues that are largely offset by reductions in income tax expenses. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses included in other operation and maintenance expenses. Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details on IPL’s non-fuel retail rate increases, recoveries of electric production fuel and energy purchases expenses, and sales trends. Refer to “Rate Matters” for discussion of IPL’s retail electric rate increases from its Iowa and Minnesota 2009 test year base rate cases.

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

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$77.8	$77.7	—	8,255	8,486	(3%)
Commercial	43.4	42.0	3%	5,036	4,968	1%
Industrial	6.7	4.9	37%	940	670	40%

Retail subtotal	127.9	124.6	3%	14,231	14,124	1%
Transportation/other	4.0	4.1	(2%)	7,429	7,650	(3%)

Total revenues/sales	131.9	128.7	2%	21,660	21,774	(1%)

Cost of gas sold	92.6	91.2	2%

Margins	$39.3	$37.5	5%

First Quarter 2011 vs. First Quarter 2010 Summary - Gas margins increased $2 million, or 5%, primarily due to $2 million of higher energy conservation revenues. Estimated increases to IPL’s gas margins from the impacts of weather for the three months ended March 31, 2011 and 2010 were $2 million and $2 million, respectively, resulting in no material variance during the first quarter. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses included in other operation and maintenance expenses. Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of IPL’s HDD data.

Electric Transmission Service Expense - Electric transmission service expense increased $10 million primarily due to higher transmission costs related to transmission services from ITC. The electric transmission service costs billed by ITC to IPL in the first quarter of 2011 were comparable to those billed by ITC to IPL in the first quarter of 2010; however, the regulatory recovery of the costs approved by the IUB was different during the two periods resulting in higher transmission service expense. In the first quarter of 2010, IPL deferred $10 million of electric transmission expenses related to the Iowa retail portion of 2008 under-recovered costs billed to IPL by ITC during the first quarter of 2010 and utilized $3 million of regulatory liabilities to offset a portion of the electric transmission service expenses incurred during the first two months of 2010. In the first quarter of 2011, IPL utilized $5 million of regulatory liabilities to offset transmission service expenses related to the Iowa retail portion of 2009 under-recovered costs billed to IPL by ITC during the first quarter of 2011. Excluding the impact of these deferrals and regulatory liability offsets, IPL’s electric transmission service costs from ITC increased $8 million in the first quarter of 2011. Alliant Energy currently estimates electric transmission service costs from ITC (excluding the impacts of deferrals and regulatory liability offsets) will be approximately $25 million to $35 million higher in 2011 compared to 2010. IPL is currently recovering the Iowa retail portion of these increased electric transmission service costs from its electric retail customers in Iowa through a transmission cost rider that was approved by the IUB in January 2011. Refer to “Rate Matters” for additional discussion of the transmission cost rider.

Other Operation and Maintenance Expenses - Other operation and maintenance expenses increased $4 million primarily due to $4 million of higher energy conservation expenses. Changes in energy conservation expenses were largely offset by changes in energy conservation revenues included in electric and gas margins.

Refer to “Rate Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on IPL’s utility rate activities.

Income Taxes - Details of IPL’s effective income tax rates during the three months ended March 31 were as follows:

	2011	2010
Statutory federal income tax rate	35.0%	35.0%
IPL’s customer cost management plan implemented in February 2011	(22.9)	—
Federal Health Care Legislation enacted in March 2010	—	18.9
Production tax credits	(6.5)	(3.2)
Other items, net	0.3	(0.2)

Overall income tax rate	5.9%	50.5%

Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional discussion of IPL’s customer cost management plan implemented in the first quarter of 2011, Federal Health Care Legislation enacted in the first quarter of 2010 and production tax credits.

Preferred Dividend Requirements - Preferred dividend requirements increased $2 million due to a $2 million charge in the first quarter of 2011 related to IPL’s redemption of its 7.10% Series C Cumulative Preferred Stock in April 2011. Refer to Note 6(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for additional details of IPL’s preferred stock redemption.

WPL’S RESULTS OF OPERATIONS

Overview - First Quarter Results - WPL’s earnings available for common stock increased $7 million primarily due to a non-fuel electric retail rate increase implemented in January 2011, changes in the recovery of production fuel and energy purchases expenses and $3 million of income tax expense in the first quarter of 2010 related to the impact of Federal Health Care Legislation. These items were partially offset by a $5 million wind site impairment charge recorded in the first quarter of 2011 and $4 million of depreciation expense recognized in the first quarter of 2011 related to the Bent Tree - Phase I wind project, which began generating electricity in late 2010.

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

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$108.5	$109.2	(1%)	895	911	(2%)
Commercial	58.2	57.0	2%	567	564	1%
Industrial	74.2	70.7	5%	1,015	976	4%

Retail subtotal	240.9	236.9	2%	2,477	2,451	1%
Sales for resale:
Wholesale	39.3	45.8	(14%)	738	758	(3%)
Bulk power and other	5.7	7.8	(27%)	283	198	43%
Other	4.2	4.8	(13%)	17	18	(6%)

Total revenues/sales	290.1	295.3	(2%)	3,515	3,425	3%

Electric production fuel expense	48.9	39.6	23%
Energy purchases expense	48.3	70.3	(31%)
Purchased electric capacity expense	18.5	24.7	(25%)

Margins	$174.4	$160.7	9%

First Quarter 2011 vs. First Quarter 2010 Summary - Electric margins increased $14 million, or 9%, primarily due to the impact of a non-fuel retail rate increase implemented in January 2011, which increased WPL’s electric revenues by $9 million in the first quarter of 2011. Other increases in electric margins included a $5 million increase in electric margins from changes in the recovery of electric production fuel and energy purchases expenses, $5 million of lower purchased electric capacity expenses related to the Kewaunee PPA and an estimated $1 million increase in electric margins from changes in sales caused by weather conditions in WPL’s service territory in the first quarter of 2011. These items were partially offset by the impact of a wholesale formula rate change, which increased electric revenues by $4 million in the first quarter of 2010. Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of WPL’s non-fuel retail rate increase, recoveries of electric production fuel and energy purchases expenses and sales trends. Refer to “Rate Matters” for discussion of the retail rate increase implemented in January 2011 and an anticipated fuel-related filing in 2011.

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

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$57.3	$57.7	(1%)	5,846	5,417	8%
Commercial	32.7	30.4	8%	4,055	3,379	20%
Industrial	3.5	4.3	(19%)	506	537	(6%)

Retail subtotal	93.5	92.4	1%	10,407	9,333	12%
Transportation/other	3.6	3.8	(5%)	6,545	6,246	5%

Total revenues/sales	97.1	96.2	1%	16,952	15,579	9%

Cost of gas sold	63.8	65.2	(2%)

Margins	$33.3	$31.0	7%

First Quarter 2011 vs. First Quarter 2010 Summary - Gas margins increased $2 million, or 7%, primarily due to an estimated $1 million increase in gas margins from changes in sales caused by the impacts of weather conditions in WPL’s service territory in the first quarter of 2011. Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for WPL’s HDD data.

Other Operation and Maintenance Expenses - Other operation and maintenance expenses increased $6 million primarily due to a $5 million wind site impairment charge recorded in the first quarter of 2011 and $2 million of higher wind turbine operation and maintenance expenses related to the Bent Tree - Phase I wind project, which began generating electricity in late 2010.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $4 million primarily due to $4 million of depreciation expense recognized in the first quarter of 2011 related to the Bent Tree - Phase I wind project, which began generating electricity in late 2010.

Refer to “Rate Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on WPL’s rate activities.

Income Taxes - Details of WPL’s effective income tax rates during the three months ended March 31 were as follows:

	2011	2010
Statutory federal income tax rate	35.0%	35.0%
Federal Health Care Legislation enacted in March 2010	—	5.0
Production tax credits	(5.7)	(2.0)
Other items, net	3.2	2.3

Overall income tax rate	32.5%	40.3%

Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional discussion of Federal Health Care Legislation enacted in the first quarter of 2010 and production tax credits.

LIQUIDITY AND CAPITAL RESOURCES

A summary of Alliant Energy’s, IPL’s and WPL’s liquidity and capital resources matters is included in the 2010 Form 10-K and has not changed materially from the items reported in the 2010 Form 10-K, except as described below.

Liquidity Position - At March 31, 2011, Alliant Energy and its subsidiaries had $126 million of cash and cash equivalents, $591 million ($287 million at IPL, $208 million at WPL and $96 million at the parent company) of available capacity under their revolving credit facilities, and $85 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Alliant Energy’s, IPL’s and WPL’s capital structures at March 31, 2011 were as follows (dollars in millions):

	Alliant Energy (Consolidated)		IPL		WPL
Common equity	$2,920.5	49.5%	$1,382.0	48.1%	$1,385.2	54.1%
Preferred stock	245.1	4.2%	185.1	6.4%	60.0	2.3%
Noncontrolling interest	2.0	—%	—	—%	—	—%
Long-term debt (incl. current maturities)	2,704.9	45.8%	1,308.7	45.5%	1,081.8	42.3%
Short-term debt	32.4	0.5%	—	—%	32.4	1.3%

	$5,904.9	100.0%	$2,875.8	100.0%	$2,559.4	100.0%

Refer to “Financing Activities - IPL’s Preferred Stock Redemption” below for discussion of changes in Alliant Energy’s and IPL’s capital structure in April 2011 due to the redemption of IPL’s 7.10% Series C Cumulative Preferred Stock.

Cash Flows - Selected information from Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the first quarter of 2011 and 2010 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2011	2010	2011	2010	2011	2010
Cash and cash equivalents, Jan. 1	$159.3	$175.3	$5.7	$0.4	$0.1	$18.5
Cash flows from (used for):
Operating activities	261.3	189.2	128.3	63.0	173.4	107.7
Investing activities	(233.3)	(232.2)	(109.8)	(95.6)	(124.3)	(134.3)
Financing activities	(61.2)	7.9	(20.3)	33.1	(48.2)	10.2

Net increase (decrease)	(33.2)	(35.1)	(1.8)	0.5	0.9	(16.4)

Cash and cash equivalents, March 31	$126.1	$140.2	$3.9	$0.9	$1.0	$2.1

Operating Activities -

First Quarter 2011 vs. First Quarter 2010 - Alliant Energy’s cash flows from operating activities increased $72 million primarily due to increased collections from IPL’s and WPL’s customers in the first quarter of 2011 caused by the impacts of rate increases and higher electric and gas retail sales, the timing of fuel-cost recoveries at IPL, $17 million of higher cash flows from changes in the amount of collateral paid to and received from counterparties during the first quarter of 2010 and $10 million of cash received in the first quarter of 2011 from the sales of accounts receivable at IPL. These items were partially offset by higher incentive-related compensation payments by Corporate Services in the first quarter of 2011.

IPL’s cash flows from operating activities increased $65 million primarily due to increased collections from IPL’s customers in the first quarter of 2011 caused by the impacts of rate increases and higher electric and gas retail sales, the timing of fuel-cost recoveries, lower affiliate payments to Corporate Services and $10 million of cash received in the first quarter of 2011 from the sales of accounts receivable. These items were partially offset by $21 million of higher income tax payments.

WPL’s cash flows from operating activities increased $66 million primarily due to $33 million of higher income tax refunds, increased collections from WPL’s customers in the first quarter of 2011 caused by the impacts of a rate increase and higher electric and gas retail sales, and $8 million of higher cash flows from changes in the amount of collateral paid to and received from counterparties during the first quarter of 2010.

IPL’s Sales of Accounts Receivable Program - Changes in cash flows related to IPL’s sales of accounts receivable program increased Alliant Energy’s and IPL’s cash flows from operations by $10 million during the first quarter of 2011. IPL did not sell any of its receivables during the first quarter of 2010. In March 2011, IPL extended through March 2012 the purchase commitment from the third-party financial institution to which it sells its receivables. Refer to Note 3 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional details of IPL’s sales of accounts receivable program.

Investing Activities -

First Quarter 2011 vs. First Quarter 2010 - Alliant Energy’s cash flows used for investing activities increased $1 million primarily due to $8 million of higher construction and acquisition expenditures offset by $9 million of expenditures for IPL’s purchase of emission allowances during the first quarter of 2010. The higher construction and acquisition expenditures resulted from payments in the first quarter of 2011 for wind turbine generators, WPL’s acquisition of the remaining 25% interest in Edgewater Unit 5 and WPL’s emission controls project at Edgewater Unit 5. These items were partially offset by expenditures during the first quarter of 2010 for WPL’s Bent Tree - Phase I wind project, IPL’s Lansing Unit 4 emission controls project and IPL’s Whispering Willow - East wind project.

IPL’s cash flows used for investing activities increased $14 million primarily due to $21 million of higher construction expenditures, partially offset by $9 million of expenditures for emission allowances in the first quarter of 2010. The higher construction expenditures resulted from payments in the first quarter of 2011 for wind turbine generators. This item was partially offset by expenditures during the first quarter of 2010 for the Lansing Unit 4 emission controls project and Whispering Willow - East wind project.

WPL’s cash flows used for investing activities decreased $10 million due to $14 million of lower construction and acquisition expenditures. The lower construction and acquisition expenditures resulted from payments during the first quarter of 2010 for its Bent Tree - Phase I wind project. This item was partially offset by payments during the first quarter of 2011 for the Edgewater Unit 5 purchase and emission control project.

Construction and Acquisition Expenditures - Currently, there are no material changes to Alliant Energy’s, IPL’s and WPL’s anticipated construction and acquisition expenditures from those reported in the 2010 Form 10-K.

Financing Activities -

First Quarter 2011 vs. First Quarter 2010 - Alliant Energy’s cash flows used for financing activities increased $69 million primarily due to changes in the amount of commercial paper outstanding at IPL and WPL, partially offset by payments to redeem $100 million of WPL’s 7.625% debentures in March 2010.

IPL’s cash flows used for financing activities increased $53 million primarily due to $50 million of capital contributions from its parent company, Alliant Energy, in the first quarter of 2010 and changes in the amount of commercial paper outstanding.

WPL’s cash flows used for financing activities increased $58 million primarily due to changes in the amount of commercial paper outstanding, partially offset by payments to redeem $100 million of its 7.625% debentures in March 2010.

FERC Financing Authorization - As of March 31, 2011, IPL had remaining authority for $71 million of common equity distributions from additional paid in capital, rather than retained earnings, under a 2008 authorization issued by FERC.

Common Stock Issuances and Capital Contributions - Refer to Note 5(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s common stock issuances during the three months ended March 31, 2011 under its equity incentive plans for employees. Refer to Note 6(a) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of payments of common stock dividends by WPL to its parent company and repayments of capital by IPL to its parent company in the first quarter of 2011.

IPL’s Preferred Stock Redemption - In April 2011, IPL redeemed all of the 1,600,000 outstanding shares of its 7.10% Series C Cumulative Preferred Stock at par value for $40 million plus accrued and unpaid dividends to the redemption date. IPL’s preferred stock redemption was funded from cash from operations.

Short-term Debt - Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a covenant, which requires the entities to maintain certain debt-to-capital ratios in order to borrow under the credit facilities. The required debt-to-capital ratios compared to the actual debt-to-capital ratios at March 31, 2011 were as follows:

	Alliant Energy	IPL	WPL
Requirement	Less than 65%	Less than 58%	Less than 58%
Status at March 31, 2011	46%	46%	46%

Refer to Note 7 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional information on short-term debt.

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the 2010 Form 10-K and has not changed materially from the items reported in the 2010 Form 10-K, except as described below. Refer to Notes 3 and 11(d) of the “Combined Notes to Condensed Consolidated Financial Statements” for information regarding IPL’s sales of accounts receivable program, and various guarantees and indemnifications outstanding related to Alliant Energy’s previous divestiture activities, respectively.

Certain Financial Commitments -

Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2010 Form 10-K and has not changed materially from the items reported in the 2010 Form 10-K, except for the items described in Notes 7, 11(a) and 11(b) of the “Combined Notes to Condensed Consolidated Financial Statements.”

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy’s, IPL’s and WPL’s primary market risk exposures are associated with commodity prices, investment prices and interest rates. Alliant Energy, IPL and WPL have risk management policies to monitor and assist in controlling these market risks and use derivative instruments to manage some of the exposures. A summary of Alliant Energy’s, IPL’s and WPL’s market risks is included in the 2010 Form 10-K and such market risks have not changed materially from those reported in the 2010 Form 10-K.

Critical Accounting Policies and Estimates - A summary of Alliant Energy’s, IPL’s and WPL’s critical accounting policies and estimates is included in the 2010 Form 10-K and such policies and estimates have not changed materially from those reported in the 2010 10-K, except as described below.

Contingencies - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period regarding the future outcome of contingent events and record loss contingency amounts for any contingent events that are both probable and reasonably estimated based upon current available information. Note 11 of the “Combined Notes to Condensed Consolidated Financial Statements” provides discussion of contingencies assessed at March 31, 2011 including various pending legal proceedings that may have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition or results of operations.

Regulatory Assets and Regulatory Liabilities - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period regarding whether their regulatory assets are probable of future recovery and their regulatory liabilities are probable of future obligations. Note 1(b) of Alliant Energy’s “Combined Notes to Condensed Consolidated Financial Statements” provides details of the nature and amounts of Alliant Energy’s, IPL’s and WPL’s regulatory assets and regulatory liabilities assessed at March 31, 2011.

Long-Lived Assets - Alliant Energy, IPL and WPL complete assessments each reporting period regarding the recoverability of certain long-lived assets including assets not yet generating cash flows. Such assessments compare the carrying amount of the long-lived asset to the sum of the probability-weighted undiscounted cash flows expected to be generated from the long-lived asset. Impairments of long-lived assets are indicated when the carrying amount of the long-lived asset exceeds the sum of the probability-weighted undiscounted cash flows expected to be generated from such asset. Probability-weighted undiscounted cash flows are based on the probabilities of the various options being considered by management for utilization of the long-lived asset and the cash flows from each option. Cash flows expected to be generated from the long-lived assets and the probabilities of the various options require critical assumptions and judgments by management. Alliant Energy’s, IPL’s and WPL’s long-lived assets assessed at March 31, 2011 included wind turbine generators and wind sites currently expected to be used to develop future wind projects.

Wind turbine generators - Alliant Energy is currently evaluating different options to utilize the remaining 100 MW of wind turbine generators from a master supply agreement with Vestas. These options include building a 100 MW wind project in Iowa, exchanging the wind turbine generators for an interest in a partnership with a wind project developer, and selling the wind turbine generators to a third party. Based on the probabilities assigned to the different options and the cash flows expected from each option, the probability-weighted undiscounted cash flows expected from the wind turbine generators exceeded their carrying value by approximately 20% as of March 31, 2011, resulting in no impairment for the first quarter of 2011. Changes in the probabilities of the different options considered and the estimated cash flows from such options could result in the probability-weighted undiscounted cash flows being less than the carrying amount and a future material impairment. In addition, certain options being considered by management could result in a future material impairment if selected. Potential factors that could have an affect on the probabilities and expected cash flows include the execution risk and price of PPAs for the different wind project options, the timing and amount of tax incentives generated from the different wind project options, changes in fair value of the wind turbine generators and any changes in renewable energy requirements. As of March 31, 2011, the capitalized costs for these wind turbine generator sets and related equipment was $109 million. The total cost of the wind turbine generator sets and related equipment is currently expected to be approximately $147 million after completion of the remaining progress payments to Vestas.

Wind sites - In 2009, WPL purchased development rights to an approximately 100 MW wind site in Green Lake and Fond du Lac counties in Wisconsin. Due to events in the first quarter of 2011 resulting in uncertainty regarding wind siting requirements in Wisconsin and increased risks with permitting this wind site, WPL determined it would be difficult to effectively use the site for wind development. As a result, WPL recognized a $5 million impairment in the first quarter of 2011 for the amount of capitalized costs incurred for this site. Alliant Energy, IPL and WPL assessed the recoverability of their remaining undeveloped wind sites and concluded no additional impairments were required in the first quarter of 2011. As of March 31, 2011, these remaining undeveloped wind sites included IPL’s 300 MW of wind site capacity in Franklin county, Iowa (referred to as Whispering Willow) with capitalized costs of $18 million and WPL’s 200 MW of wind site capacity in Freeborn county, Minnesota (referred to as Bent Tree) with capitalized costs of $13 million.

Unbilled Revenues - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period to estimate their amount of unbilled revenues. At March 31, 2011 and Dec. 31, 2010, unbilled revenues related to Alliant Energy’s utility operations were $134 million ($63 million at IPL and $71 million at WPL) and $163 million ($81 million at IPL and $82 million at WPL), respectively. Note 3 of the “Combined Notes to Condensed Consolidated Financial Statements” provides discussion of IPL’s unbilled revenues as of March 31, 2011 sold to a third-party financial institution related to its sales of accounts receivable program.

Pensions and Other Postretirement Benefits - Alliant Energy, IPL and WPL make assumptions and judgments periodically to estimate the obligations and costs related to their retirement plans. Note 5(a) of the “Combined Notes to Condensed Consolidated Financial Statements” provides additional details of pension and other postretirement benefits plans. Note 11(c) of the “Combined Notes to Condensed Consolidated Financial Statements” provides discussion of a class action lawsuit filed against the Alliant Energy Cash Balance Pension Plan in 2008 and the IRS review of the tax qualified status of the Plan.

Income Taxes - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period to estimate their income tax assets, liabilities, benefits and expenses. Alliant Energy’s, IPL’s and WPL’s critical assumptions and judgments include projections of Alliant Energy’s future taxable income used to determine its ability to utilize net operating loss and credit carryforwards prior to their expiration and the interpretation of tax laws regarding uncertain tax positions. In March 2011, Alliant Energy received consent from the IRS to reflect a change in its tax method of accounting for mixed service costs as part of its 2010 federal income tax return. This change will be applied retroactively to mixed service costs incurred since 1987. Alliant Energy recently completed an assessment of its eligible mixed service costs for the period from 1987 through 2009 and currently expects to include approximately $390 million ($200 million for IPL and $190 million for WPL) of mixed service costs deductions for these years in its 2010 federal income tax return. The impact of the change in tax method of accounting for mixed service costs increased Alliant Energy’s federal net operating loss carryforwards and state net operating loss carryforwards to $828 million and $693 million, respectively, as of March 31, 2011. Based on current projections of Alliant Energy’s future federal taxable income, Alliant Energy currently plans to utilize its current federal net operating loss carryforwards prior to their expiration, therefore no valuation allowances have been recorded by Alliant Energy, IPL and WPL for deferred tax assets associated with their federal net operating loss carryforwards as of March 31, 2011. Based on current projections of Alliant Energy’s future taxable income in various states, Alliant Energy does not currently plan to utilize all of its current state net operating loss carryforwards prior to their expiration, therefore a valuation allowance of $19 million has been recorded by Alliant Energy for deferred tax assets associated with its state net operating loss carryforwards as of March 31, 2011. Changes in assumptions regarding Alliant Energy’s future taxable income and ability to utilize net operating loss carryforwards before they expire could have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations. Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for further discussion of tax matters including estimates of uncertain tax positions related to mixed service costs.

Other Future Considerations - A summary of Alliant Energy’s, IPL’s and WPL’s other future considerations is included in the 2010 Form 10-K and such considerations have not changed materially from the items reported in the 2010 Form 10-K, except as described below.

ATC - In April 2011, Duke Energy Corporation and ATC announced the creation of Duke-American Transmission Co., a joint venture that is expected to build, own and operate new electric transmission infrastructure in North America. WPL currently owns a 16% ownership interest in ATC. WPL’s investment in ATC generated equity income of $37 million and cash distributions of $31 million in 2010 for Alliant Energy and WPL. Alliant Energy and WPL are currently unable to determine what impacts this joint venture will have on their future equity income and distributions from ATC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4.	CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the quarter ended March 31, 2011 pursuant to the requirements of the Securities Exchange Act of 1934. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2011.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

WPL -

Air Permitting Violation Claims - In September 2010, Sierra Club filed in U.S. District Court for the Western District of Wisconsin a complaint against WPL, as owner and operator of Nelson Dewey and Columbia, based on allegations that modifications were made at the facilities without complying with the PSD program requirements, Title V Operating Permit requirements of the CAA and state regulatory counterparts contained within the Wisconsin SIP designed to implement the CAA. In October 2010, WPL responded to these claims related to Nelson Dewey and Columbia by filing with the U.S. District Court an answer denying the Columbia allegations and a motion to dismiss the Nelson Dewey allegations based on statute of limitations arguments. In November 2010, WPL filed a motion to dismiss the Nelson Dewey and Columbia allegations based on lack of jurisdiction. Sierra Club has responded to the motions. WPL and Sierra Club are currently exchanging and responding to discovery requests. In February 2011, WPL and Sierra Club filed a joint motion for stay of proceedings for 90 days to explore settlement options related to the Nelson Dewey and Columbia allegations, which the U.S. District Court granted until May 11, 2011. The trial date has been scheduled for April 2012.

In September 2010, Sierra Club filed in U.S. District Court for the Eastern District of Wisconsin a complaint against WPL, as owner and operator of Edgewater, which contained similar allegations regarding air permitting violations at Edgewater. In the Edgewater complaint, additional allegations were made regarding violations of emission limits for visible emissions. In February 2011, WPL responded to these claims related to Edgewater by filing with the U.S. District Court an answer denying the allegations and a motion to dismiss the allegations based on lack of jurisdiction. In February 2011, WPL and Sierra Club filed a joint motion for stay of proceedings for 90 days to explore settlement options related to the Edgewater allegations, which the U.S. District Court granted until May 24, 2011. No trial date or scheduling order has yet been set.

In December 2009, the EPA sent an NOV to WPL as an owner and the operator of Edgewater, Nelson Dewey and Columbia. The NOV alleges that the owners failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin SIP.

In response to similar EPA CAA enforcement initiatives, certain utilities have elected to settle with the EPA, while others have elected to litigate. If the EPA and/or Sierra Club successfully prove their claims that projects completed in the past at Edgewater, Nelson Dewey and Columbia required either a state or federal CAA permit, WPL may, under the applicable statutes, be required to pay civil penalties in amounts of up to $37,500 per day for each violation and/or complete actions for injunctive relief. Payment of fines and/or injunctive relief could be included in a settlement outcome. Injunctive relief contained in settlements or court-ordered remedies for other utilities required the installation of pollution control technology, changed operating conditions including use of alternative fuels other than coal, caps for emissions and limitations on generation including retirement of generating units, and other supplemental environmental projects. Should similar remedies be required for final resolution of these matters at Edgewater, Nelson Dewey and Columbia, Alliant Energy and WPL would incur additional capital and operating expenditures. Alliant Energy and WPL are currently reviewing the allegations and are unable to predict the impact of the allegations on their financial condition or results of operations, but believe that an adverse outcome could be significant. WPL and the other owners of Edgewater and Columbia are exploring settlement options while simultaneously defending against these allegations. Alliant Energy and WPL believe the projects at Edgewater, Nelson Dewey and Columbia were routine or not projected to increase emissions and therefore did not violate the permitting requirements of the CAA.

ITEM 1A.	RISK FACTORS

A summary of Alliant Energy’s, IPL’s and WPL’s risk factors is included in Item 1A in the 2010 Form 10-K and such risk factors have not changed materially from the items reported in the 2010 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended March 31, 2011 was as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan (a)
Jan. 1 to Jan. 31	16,933	$37.47	—	N/A
Feb. 1 to Feb. 28	25,976	39.01	—	N/A
March 1 to March 31	1,893	39.16	—	N/A

	44,802	38.43	—

(a)	Includes 4,221, 2,788 and 1,312 shares of Alliant Energy common stock for Jan. 1 to Jan. 31, Feb. 1 to Feb. 28, and March 1 to March 31, respectively, purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan (DCP). There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date. Also includes 12,712, 23,188 and 581 shares of Alliant Energy common stock for Jan. 1 to Jan. 31, Feb. 1 to Feb. 28, and March 1 to March 31, respectively, transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under equity incentive plans.

Refer to Note 6(a) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of restrictions on IPL’s and WPL’s distributions to their parent company.

ITEM 6.	EXHIBITS

The following Exhibits are filed herewith.

10.1	Form of Restricted Stock Agreement pursuant to the Alliant Energy 2010 Omnibus Incentive Plan

12.1	Ratio of Earnings to Fixed Charges for Alliant Energy

12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL

12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for WPL

31.1	Certification of the Chairman and CEO for Alliant Energy

31.2	Certification of the Vice President-CFO and Treasurer for Alliant Energy

31.3	Certification of the Chairman and CEO for IPL

31.4	Certification of the Vice President-CFO and Treasurer for IPL

31.5	Certification of the Chairman and CEO for WPL

31.6	Certification of the Vice President-CFO and Treasurer for WPL

32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy

32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL

32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

101.INS*	Alliant Energy’s XBRL Instance Document

101.SCH*	Alliant Energy’s XBRL Taxonomy Extension Schema Document

101.CAL*	Alliant Energy’s XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Alliant Energy’s XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Alliant Energy’s XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished as Exhibit 101 to this report are the following documents formatted in Extensible Business Reporting Language (XBRL): (i) Alliant Energy’s Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010; (ii) Alliant Energy’s Condensed Consolidated Balance Sheets as of March 31, 2011 and Dec. 31, 2010; (iii) Alliant Energy’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (iv) the Combined Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of May 2011.

ALLIANT ENERGY CORPORATION
Registrant

By:	/s/ Robert J. Durian	Controller and Chief Accounting Officer (Principal Accounting Officer and Authorized Signatory)
Robert J. Durian

INTERSTATE POWER AND LIGHT COMPANY
Registrant

By:	/s/ Robert J. Durian	Controller and Chief Accounting Officer (Principal Accounting Officer and Authorized Signatory)
Robert J. Durian

WISCONSIN POWER AND LIGHT COMPANY
Registrant

By:	/s/ Robert J. Durian	Controller and Chief Accounting Officer (Principal Accounting Officer and Authorized Signatory)
Robert J. Durian

ALLIANT ENERGY CORPORATION

INTERSTATE POWER AND LIGHT COMPANY

WISCONSIN POWER AND LIGHT COMPANY

Exhibit Index to Quarterly Report on Form 10-Q

For the quarter ended March 31, 2011

Exhibit Number	Description

10.1	Form of Restricted Stock Agreement pursuant to the Alliant Energy 2010 Omnibus Incentive Plan

12.1	Ratio of Earnings to Fixed Charges for Alliant Energy

12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL

12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for WPL

31.1	Certification of the Chairman and CEO for Alliant Energy

31.2	Certification of the Vice President-CFO and Treasurer for Alliant Energy

31.3	Certification of the Chairman and CEO for IPL

31.4	Certification of the Vice President-CFO and Treasurer for IPL

31.5	Certification of the Chairman and CEO for WPL

31.6	Certification of the Vice President-CFO and Treasurer for WPL

32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy

32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL

32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

101.INS	Alliant Energy’s XBRL Instance Document

101.SCH	Alliant Energy’s XBRL Taxonomy Extension Schema Document

101.CAL	Alliant Energy’s XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Alliant Energy’s XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Alliant Energy’s XBRL Taxonomy Extension Presentation Linkbase Document