Form 10-Q
period 2011-06-30
INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2011-08-05
CIK 52485, 107832, 352541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company Filer
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each class of common stock as of June 30, 2011:

Alliant Energy Corporation	Common stock, $0.01 par value, 110,979,511 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

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

•

developments that adversely impact their ability to implement their strategic plans, including unanticipated issues with Alliant Energy Resources, LLC’s (Resources’) construction of and selling price of the electricity output from its new 100 megawatt (MW) wind generating project, new emission control equipment for various coal-fired generating facilities of IPL and WPL, WPL’s potential purchase of the Riverside Energy Center (Riverside) or a similar facility, IPL’s potential construction of a new natural gas-fired electric generating facility in Iowa, and the potential decommissioning of certain generating facilities of IPL and WPL;

•	weather effects on results of utility operations;

•	successful resolution of the pending challenge by interveners of the approval by the Public Service Commission of Wisconsin (PSCW) of WPL’s Bent Tree - Phase I wind project;

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

•	continued access to the capital markets on competitive terms and rates;

•	inflation and interest rates, which may be negatively impacted by downgrades of the credit rating of the U.S. government;

•	financial impacts of risk hedging strategies, including the impact of weather hedges or the absence of weather hedges on earnings;

•	changes to the creditworthiness of counterparties which Alliant Energy, IPL and WPL have contractual arrangements including participants in the energy markets and fuel suppliers and transporters;

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

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	Alliant Energy’s ability to sustain its dividend payout ratio goal;

•	employee workforce factors, including changes in key executives, collective bargaining agreements and negotiations, work stoppages or additional restructurings;

•	impacts that storms or natural disasters in IPL’s and WPL’s service territories may have on their operations and recovery of and rate relief for costs associated with restoration activities;

•	access to technological developments;

•	any material post-closing adjustments related to any past asset divestitures;

•	increased retirement and benefit plan costs;

•	the impact of necessary accruals for the terms of incentive compensation plans;

•	the effect of accounting pronouncements issued periodically by standard-setting bodies;

•	the ability to utilize tax credits and net operating losses generated to date, and those that may be generated in the future, before they expire;

•	the ability to successfully complete tax audits and appeals with no material impact on earnings and cash flows;

•	the direct or indirect effects resulting from terrorist incidents, including cyber terrorism, or responses to such incidents; and

•

factors listed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A Risk Factors in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2010 (2010 Form 10-K).

Alliant Energy, IPL and WPL assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$620.5	$627.3	$1,240.8	$1,232.2
Gas	67.1	59.5	296.1	284.4
Other	13.3	15.4	30.0	33.0
Non-regulated	118.6	39.4	197.6	82.2

Total operating revenues	819.5	741.6	1,764.5	1,631.8

Operating expenses:
Utility:
Electric production fuel and energy purchases	180.7	193.2	374.7	403.6
Purchased electric capacity	67.2	72.5	125.0	135.8
Electric transmission service	80.1	71.1	153.7	133.4
Cost of gas sold	34.8	28.7	191.2	185.1
Other operation and maintenance	168.9	152.2	329.5	302.7
Non-regulated operation and maintenance	108.0	33.1	177.9	71.3
Depreciation and amortization	82.2	65.1	161.0	139.5
Taxes other than income taxes	25.6	25.0	51.7	50.7

Total operating expenses	747.5	640.9	1,564.7	1,422.1

Operating income	72.0	100.7	199.8	209.7

Interest expense and other:
Interest expense	40.4	39.6	81.0	80.3
Equity income from unconsolidated investments, net	(9.6)	(9.6)	(19.5)	(19.4)
Allowance for funds used during construction	(2.7)	(5.5)	(5.8)	(9.4)
Interest income and other	(0.8)	0.5	(1.6)	(0.3)

Total interest expense and other	27.3	25.0	54.1	51.2

Income from continuing operations before income taxes	44.7	75.7	145.7	158.5

Income tax expense (benefit)	(10.6)	23.0	12.0	57.7

Income from continuing operations, net of tax	55.3	52.7	133.7	100.8

Income (loss) from discontinued operations, net of tax	—	(0.2)	1.3	(0.2)

Net income	55.3	52.5	135.0	100.6

Preferred dividend requirements of subsidiaries	4.2	4.7	10.4	9.4

Net income attributable to Alliant Energy common shareowners	$51.1	$47.8	$124.6	$91.2

Weighted average number of common shares outstanding (basic) (000s)	110,624	110,409	110,596	110,389

Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic):
Income from continuing operations, net of tax	$0.46	$0.43	$1.12	$0.83
Income from discontinued operations, net of tax	—	—	0.01	—

Net income	$0.46	$0.43	$1.13	$0.83

Weighted average number of common shares outstanding (diluted) (000s)	110,677	110,490	110,654	110,471

Earnings per weighted average common share attributable to Alliant Energy common shareowners (diluted):
Income from continuing operations, net of tax	$0.46	$0.43	$1.12	$0.83
Income from discontinued operations, net of tax	—	—	0.01	—

Net income	$0.46	$0.43	$1.13	$0.83

Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$51.1	$48.0	$123.3	$91.4
Income (loss) from discontinued operations, net of tax	—	(0.2)	1.3	(0.2)

Net income attributable to Alliant Energy common shareowners	$51.1	$47.8	$124.6	$91.2

Dividends declared per common share	$0.425	$0.395	$0.85	$0.79

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	June 30, 2011	December 31, 2010
	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$8,025.8	$7,676.8
Gas plant in service	835.6	830.1
Other plant in service	509.3	499.2
Accumulated depreciation	(3,117.2)	(2,982.2)

Net plant	6,253.5	6,023.9
Construction work in progress:
Bent Tree - Phase I wind project (Wisconsin Power and Light Company)	—	154.5
Other	185.9	155.5
Other, less accumulated depreciation	35.1	126.0

Total utility	6,474.5	6,459.9

Non-regulated and other:
Non-regulated Generation, less accumulated depreciation	236.5	119.0
Alliant Energy Corporate Services, Inc. and other, less accumulated depreciation	155.4	151.7

Total non-regulated and other	391.9	270.7

Total property, plant and equipment	6,866.4	6,730.6

Current assets:
Cash and cash equivalents	77.1	159.3
Accounts receivable:
Customer, less allowance for doubtful accounts	127.8	120.5
Unbilled utility revenues	72.1	82.3
Other, less allowance for doubtful accounts	121.6	213.1
Production fuel, at weighted average cost	99.7	122.8
Materials and supplies, at weighted average cost	61.5	61.6
Gas stored underground, at weighted average cost	24.1	48.6
Regulatory assets	79.5	109.0
Derivative assets	28.7	19.1
Prepayments and other	185.7	156.4

Total current assets	877.8	1,092.7

Investments:
Investment in American Transmission Company LLC	233.9	227.9
Other	62.2	61.3

Total investments	296.1	289.2

Other assets:
Regulatory assets	1,139.0	1,032.7
Deferred charges and other	121.9	137.7

Total other assets	1,260.9	1,170.4

Total assets	$9,301.2	$9,282.9

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

CAPITALIZATION AND LIABILITIES	June 30, 2011	December 31, 2010
	(in millions, except per share and share amounts)
Capitalization:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 240,000,000 shares authorized; 110,979,511 and 110,893,901 shares outstanding	$1.1	$1.1
Additional paid-in capital	1,509.7	1,506.8
Retained earnings	1,425.1	1,394.7
Accumulated other comprehensive loss	(0.6)	(1.4)
Shares in deferred compensation trust - 258,405 and 246,301 shares at a weighted average cost of $31.21 and $30.75 per share	(8.1)	(7.6)

Total Alliant Energy Corporation common equity	2,927.2	2,893.6
Cumulative preferred stock of Interstate Power and Light Company	145.1	183.8
Noncontrolling interest	2.0	2.0

Total equity	3,074.3	3,079.4
Cumulative preferred stock of Wisconsin Power and Light Company	60.0	60.0
Long-term debt, net (excluding current portion)	2,703.5	2,703.4

Total capitalization	5,837.8	5,842.8

Current liabilities:
Current maturities of long-term debt	1.4	1.3
Commercial paper	—	47.4
Accounts payable	305.8	336.3
Regulatory liabilities	168.8	173.7
Accrued taxes	45.8	45.3
Accrued interest	46.6	46.7
Derivative liabilities	30.3	55.3
Other	161.4	160.7

Total current liabilities	760.1	866.7

Other long-term liabilities and deferred credits:
Deferred income taxes	1,477.9	1,434.3
Regulatory liabilities	771.3	626.4
Pension and other benefit obligations	241.8	303.8
Other	212.3	208.9

Total long-term liabilities and deferred credits	2,703.3	2,573.4

Total capitalization and liabilities	$9,301.2	$9,282.9

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2011	2010
	(in millions)
Cash flows from operating activities:
Net income	$135.0	$100.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	161.0	140.4
Other amortizations	28.3	23.1
Deferred tax expense (benefit) and investment tax credits	(25.5)	48.1
Equity income from unconsolidated investments, net	(19.5)	(19.4)
Distributions from equity method investments	15.9	16.2
Other	16.7	(0.1)
Other changes in assets and liabilities:
Accounts receivable	27.8	64.6
Sales of accounts receivable	55.0	120.0
Regulatory assets	(110.3)	(56.6)
Regulatory liabilities	165.9	(20.2)
Deferred income taxes	70.8	9.5
Pension and other benefit obligations	(62.0)	36.7
Other	7.7	16.3

Net cash flows from operating activities	466.8	479.2

Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(338.1)	(384.8)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(20.6)	(11.2)
Other	17.6	0.4

Net cash flows used for investing activities	(341.1)	(395.6)

Cash flows used for financing activities:
Common stock dividends	(94.2)	(87.2)
Preferred dividends paid by subsidiaries	(8.9)	(9.4)
Payments to redeem cumulative preferred stock of IPL	(40.0)	—
Proceeds from issuance of long-term debt	0.4	300.0
Payments to retire long-term debt	(0.6)	(100.8)
Net change in short-term borrowings	(47.4)	(190.0)
Other	(17.2)	(0.4)

Net cash flows used for financing activities	(207.9)	(87.8)

Net decrease in cash and cash equivalents	(82.2)	(4.2)
Cash and cash equivalents at beginning of period	159.3	175.3

Cash and cash equivalents at end of period	$77.1	$171.1

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$80.2	$82.5
Income taxes, net of refunds	($3.0)	($6.7)
Significant noncash investing and financing activities:
Accrued capital expenditures	$43.3	$47.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in millions)
Operating revenues:
Electric utility	$323.9	$344.8	$654.1	$654.4
Gas utility	38.7	31.1	170.6	159.8
Steam and other	11.5	13.4	26.9	29.6

Total operating revenues	374.1	389.3	851.6	843.8

Operating expenses:
Electric production fuel and energy purchases	87.4	101.3	184.2	201.8
Purchased electric capacity	34.6	33.8	73.9	72.4
Electric transmission service	54.0	45.9	101.9	83.5
Cost of gas sold	20.9	14.6	113.5	105.8
Other operation and maintenance	100.5	91.9	197.2	184.2
Depreciation and amortization	45.0	43.6	88.9	86.6
Taxes other than income taxes	13.2	13.0	26.4	26.0

Total operating expenses	355.6	344.1	786.0	760.3

Operating income	18.5	45.2	65.6	83.5

Interest expense and other:
Interest expense	19.8	20.3	39.7	40.6
Allowance for funds used during construction	(1.6)	(2.4)	(3.0)	(3.7)
Interest income and other	—	0.3	(0.2)	—

Total interest expense and other	18.2	18.2	36.5	36.9

Income before income taxes	0.3	27.0	29.1	46.6

Income tax expense (benefit)	(0.7)	5.8	1.0	15.7

Net income	1.0	21.2	28.1	30.9

Preferred dividend requirements	3.3	3.8	8.7	7.7

Earnings available (loss) for common stock	($2.3)	$17.4	$19.4	$23.2

Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2011	2010
	(in millions)
Property, plant and equipment:
Electric plant in service	$4,593.8	$4,562.2
Gas plant in service	420.3	418.7
Steam plant in service	34.9	34.9
Other plant in service	250.3	245.3
Accumulated depreciation	(1,790.6)	(1,738.4)

Net plant	3,508.7	3,522.7
Construction work in progress	87.2	74.5
Other, less accumulated depreciation	20.0	106.0

Total property, plant and equipment	3,615.9	3,703.2

Current assets:
Cash and cash equivalents	21.0	5.7
Accounts receivable, less allowance for doubtful accounts	83.6	174.1
Income tax refunds receivable	18.0	19.1
Production fuel, at weighted average cost	66.9	80.1
Materials and supplies, at weighted average cost	34.2	33.5
Gas stored underground, at weighted average cost	11.7	21.8
Regulatory assets	45.9	59.0
Derivative assets	20.1	12.6
Prepayments and other	22.4	22.3

Total current assets	323.8	428.2

Investments	16.8	16.4

Other assets:
Regulatory assets	880.4	740.6
Deferred charges and other	49.6	49.2

Total other assets	930.0	789.8

Total assets	$4,886.5	$4,937.6

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30,	December 31,
CAPITALIZATION AND LIABILITIES	2011	2010
	(in millions, except per share and share amounts)
Capitalization:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	903.4	974.0
Retained earnings	358.1	382.4

Total Interstate Power and Light Company common equity	1,294.9	1,389.8
Cumulative preferred stock	145.1	183.8

Total equity	1,440.0	1,573.6
Long-term debt, net	1,308.8	1,308.6

Total capitalization	2,748.8	2,882.2

Current liabilities:
Accounts payable	119.8	146.0
Accounts payable to associated companies	51.2	37.1
Regulatory liabilities	145.0	155.8
Accrued taxes	57.4	62.4
Accrued interest	22.8	22.8
Derivative liabilities	10.9	23.0
Other	28.1	35.4

Total current liabilities	435.2	482.5

Other long-term liabilities and deferred credits:
Deferred income taxes	873.8	849.0
Regulatory liabilities	610.3	472.1
Pension and other benefit obligations	74.9	110.2
Other	143.5	141.6

Total other long-term liabilities and deferred credits	1,702.5	1,572.9

Total capitalization and liabilities	$4,886.5	$4,937.6

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2011	2010
	(in millions)
Cash flows from operating activities:
Net income	$28.1	$30.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	88.9	86.6
Deferred tax expense (benefit) and investment tax credits	(41.4)	25.4
Other	15.4	6.8
Other changes in assets and liabilities:
Accounts receivable	35.1	39.8
Sales of accounts receivable	55.0	120.0
Regulatory assets	(133.3)	(37.7)
Regulatory liabilities	158.0	(8.1)
Deferred income taxes	65.8	7.6
Pension and other benefit obligations	(35.3)	14.7
Other	8.6	(0.5)

Net cash flows from operating activities	244.9	285.5

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(163.5)	(183.0)
Proceeds from sale of wind project assets to affiliate	115.3	—
Other	(11.7)	(18.0)

Net cash flows used for investing activities	(59.9)	(201.0)

Cash flows used for financing activities:
Common stock dividends	(43.7)	—
Preferred stock dividends	(7.2)	(7.7)
Capital contributions from parent	—	50.0
Repayment of capital to parent	(71.0)	(58.7)
Payments to redeem cumulative preferred stock	(40.0)	—
Proceeds from issuance of long-term debt	—	150.0
Net change in short-term borrowings	—	(190.0)
Other	(7.8)	—

Net cash flows used for financing activities	(169.7)	(56.4)

Net increase in cash and cash equivalents	15.3	28.1
Cash and cash equivalents at beginning of period	5.7	0.4

Cash and cash equivalents at end of period	$21.0	$28.5

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$39.0	$39.9
Income taxes, net of refunds	$15.5	($22.4)
Significant noncash investing and financing activities:
Accrued capital expenditures	$19.1	$24.6

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in millions)
Operating revenues:
Electric utility	$296.6	$282.5	$586.7	$577.8
Gas utility	28.4	28.4	125.5	124.6
Other	1.8	2.0	3.1	3.4

Total operating revenues	326.8	312.9	715.3	705.8

Operating expenses:
Electric production fuel and energy purchases	93.3	91.9	190.5	201.8
Purchased electric capacity	32.6	38.7	51.1	63.4
Electric transmission service	26.1	25.2	51.8	49.9
Cost of gas sold	13.9	14.1	77.7	79.3
Other operation and maintenance	68.4	60.3	132.3	118.5
Depreciation and amortization	36.1	19.9	69.5	49.8
Taxes other than income taxes	10.9	10.5	22.1	21.1

Total operating expenses	281.3	260.6	595.0	583.8

Operating income	45.5	52.3	120.3	122.0

Interest expense and other:
Interest expense	20.0	18.7	40.1	38.5
Equity income from unconsolidated investments	(9.7)	(9.6)	(19.1)	(19.1)
Allowance for funds used during construction	(1.1)	(3.1)	(2.8)	(5.7)
Interest income and other	—	(0.1)	—	(0.1)

Total interest expense and other	9.2	5.9	18.2	13.6

Income before income taxes	36.3	46.4	102.1	108.4

Income taxes	11.3	16.2	32.7	41.2

Net income	25.0	30.2	69.4	67.2

Preferred dividend requirements	0.9	0.9	1.7	1.7

Earnings available for common stock	$24.1	$29.3	$67.7	$65.5

Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2011	2010
	(in millions)
Property, plant and equipment:
Electric plant in service	$3,432.0	$3,114.6
Gas plant in service	415.3	411.4
Other plant in service	224.1	219.0
Accumulated depreciation	(1,326.6)	(1,243.8)

Net plant	2,744.8	2,501.2
Leased Sheboygan Falls Energy Facility, less accumulated amortization	86.3	89.4
Construction work in progress:
Bent Tree - Phase I wind project	—	154.5
Other	98.7	81.0
Other, less accumulated depreciation	15.1	20.0

Total property, plant and equipment	2,944.9	2,846.1

Current assets:
Cash and cash equivalents	13.2	0.1
Accounts receivable:
Customer, less allowance for doubtful accounts	74.2	84.2
Unbilled utility revenues	72.1	82.3
Other, less allowance for doubtful accounts	35.8	38.1
Income tax refunds receivable	6.9	40.6
Production fuel, at weighted average cost	32.8	42.7
Materials and supplies, at weighted average cost	26.3	25.7
Gas stored underground, at weighted average cost	12.4	26.8
Regulatory assets	33.6	50.0
Prepaid gross receipts tax	38.4	38.6
Derivative assets	6.5	6.5
Prepayments and other	15.0	9.4

Total current assets	367.2	445.0

Investments:
Investment in American Transmission Company LLC	233.9	227.9
Other	20.2	20.8

Total investments	254.1	248.7

Other assets:
Regulatory assets	258.6	292.1
Deferred charges and other	49.6	57.7

Total other assets	308.2	349.8

Total assets	$3,874.4	$3,889.6

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30,	December 31,
CAPITALIZATION AND LIABILITIES	2011	2010
	(in millions, except per share and share amounts)
Capitalization:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	869.0	844.0
Retained earnings	471.3	459.1

Total Wisconsin Power and Light Company common equity	1,406.5	1,369.3
Cumulative preferred stock	60.0	60.0
Long-term debt, net	1,082.0	1,081.7

Total capitalization	2,548.5	2,511.0

Current liabilities:
Commercial paper	—	47.4
Accounts payable	100.0	118.5
Accounts payable to associated companies	19.3	16.0
Regulatory liabilities	23.8	17.9
Accrued interest	21.6	21.6
Derivative liabilities	19.4	32.3
Other	33.2	38.9

Total current liabilities	217.3	292.6

Other long-term liabilities and deferred credits:
Deferred income taxes	606.3	570.4
Regulatory liabilities	161.0	154.3
Capital lease obligations - Sheboygan Falls Energy Facility	105.2	107.0
Pension and other benefit obligations	103.7	119.2
Other	132.4	135.1

Total long-term liabilities and deferred credits	1,108.6	1,086.0

Total capitalization and liabilities	$3,874.4	$3,889.6

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2011	2010
	(in millions)
Cash flows from operating activities:
Net income	$69.4	$67.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	69.5	49.8
Other amortizations	21.2	19.7
Deferred tax expense and investment tax credits	34.3	24.1
Equity income from unconsolidated investments	(19.1)	(19.1)
Distributions from equity method investments	15.9	16.2
Other	8.1	(3.7)
Other changes in assets and liabilities:
Accounts receivable	19.9	19.8
Income tax refunds receivable	33.7	(6.2)
Regulatory assets	23.0	(18.9)
Pension and other benefit obligations	(15.5)	11.6
Other	10.1	6.2

Net cash flows from operating activities	270.5	166.7

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(174.6)	(201.8)
Other	3.3	2.5

Net cash flows used for investing activities	(171.3)	(199.3)

Cash flows from (used for) financing activities:
Common stock dividends	(55.5)	(56.0)
Preferred stock dividends	(1.7)	(1.7)
Capital contributions from parent	25.0	50.0
Proceeds from issuance of long-term debt	—	150.0
Payments to retire long-term debt	—	(100.0)
Net change in short-term borrowings	(47.4)	—
Other	(6.5)	(0.5)

Net cash flows from (used for) financing activities	(86.1)	41.8

Net increase in cash and cash equivalents	13.1	9.2
Cash and cash equivalents at beginning of period	0.1	18.5

Cash and cash equivalents at end of period	$13.2	$27.7

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$40.0	$41.1
Income taxes, net of refunds	($35.8)	$21.7
Significant noncash investing and financing activities:
Accrued capital expenditures	$16.9	$21.7

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

INTERSTATE POWER AND LIGHT COMPANY

WISCONSIN POWER AND LIGHT COMPANY

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The interim condensed consolidated financial statements included herein have been prepared by Alliant Energy, IPL and WPL, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Alliant Energy’s condensed consolidated financial statements include the accounts of Alliant Energy and its consolidated subsidiaries (including IPL, WPL, Resources and Alliant Energy Corporate Services, Inc. (Corporate Services)). IPL’s condensed consolidated financial statements include the accounts of IPL and its consolidated subsidiary. WPL’s condensed consolidated financial statements include the accounts of WPL and its consolidated subsidiary. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Alliant Energy’s, IPL’s and WPL’s latest combined Annual Report on Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and six months ended June 30, 2011 and 2010, the condensed consolidated financial position at June 30, 2011 and Dec. 31, 2010, and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 have been made. Results for the six months ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2011. A change in management’s estimates or assumptions could have a material impact on Alliant Energy’s, IPL’s and WPL’s respective financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation. Unless otherwise noted, the notes herein have been revised to exclude discontinued operations for all periods presented.

(b) Regulatory Assets and Regulatory Liabilities -

Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2011	2010	2011	2010	2011	2010
Tax-related	$580.5	$395.9	$561.3	$377.2	$19.2	$18.7
Pension and other postretirement benefits costs	354.9	418.9	176.6	217.4	178.3	201.5
Asset retirement obligations	54.4	49.6	36.2	33.2	18.2	16.4
Environmental-related costs	40.0	38.4	33.1	32.1	6.9	6.3
Derivatives	38.4	66.8	11.5	24.0	26.9	42.8
IPL’s electric transmission service costs	29.1	33.3	29.1	33.3	—	—
Proposed base-load projects costs	25.1	27.3	17.8	18.9	7.3	8.4
Debt redemption costs	22.7	23.7	15.8	16.5	6.9	7.2
Other	73.4	87.8	44.9	47.0	28.5	40.8

	$1,218.5	$1,141.7	$926.3	$799.6	$292.2	$342.1

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2011	2010	2011	2010	2011	2010
Cost of removal obligations	$401.9	$395.4	$258.8	$257.6	$143.1	$137.8
IPL’s customer cost management plan	341.3	193.5	341.3	193.5	—	—
IPL’s electric transmission assets sale	59.9	71.8	59.9	71.8	—	—
Emission allowances	28.3	34.4	28.3	33.9	—	0.5
Commodity cost recovery	23.1	12.7	20.0	7.5	3.1	5.2
Energy conservation cost recovery	20.4	8.6	2.5	1.7	17.9	6.9
IPL’s Duane Arnold Energy Center (DAEC) sale	17.1	42.3	17.1	42.3	—	—
Tax-related (excl. customer cost management plan)	15.0	16.8	3.8	4.6	11.2	12.2
Other	33.1	24.6	23.6	15.0	9.5	9.6

	$940.1	$800.1	$755.3	$627.9	$184.8	$172.2

Tax-related and IPL’s customer cost management plan - Alliant Energy’s and IPL’s “Tax-related” regulatory assets and “IPL’s customer cost management plan” regulatory liabilities in the above tables increased significantly in the first half of 2011 due to the impacts of a tax accounting method change for mixed service costs. Refer to Note 4 for additional details of the mixed service costs tax accounting method change.

Pension and other postretirement benefits costs - In May 2011, Alliant Energy, IPL and WPL amended their defined benefit postretirement health care plans, which required a remeasurement of these plans. The remeasurement caused changes in previously unrecognized net actuarial losses and prior service credits for the plans that decreased “Regulatory assets” on Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets by $53 million, $35 million and $18 million, respectively, in the second quarter of 2011. Refer to Note 5(a) for additional details of the plan amendment and remeasurement.

Derivatives - In accordance with IPL’s and WPL’s fuel and natural gas recovery mechanisms, prudently incurred costs from derivative instruments are recovered from customers in the future after any losses are realized and gains from derivative instruments are refunded to customers in the future after any gains are realized. Based on these recovery mechanisms, the changes in the fair value of derivative liabilities/assets resulted in comparable changes to regulatory assets/liabilities on Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets during the first half of 2011. Refer to Note 10 for additional details of Alliant Energy’s, IPL’s and WPL’s derivative assets and liabilities.

Proposed base-load projects costs - The MPUC’s June 2011 oral decision related to IPL’s 2009 test year Minnesota retail electric rate case authorized IPL to recover $2 million of previously incurred plant cancellation costs for its proposed base-load project referred to as Sutherland #4. As a result, Alliant Energy and IPL recorded a $2 million increase to “Regulatory assets” on their Condensed Consolidated Balance Sheets and a $2 million credit to “Utility - other operation and maintenance” on their Condensed Consolidated Statements of Income in the second quarter of 2011.

IPL’s Whispering Willow - East wind project - In accordance with the Iowa Utilities Board’s (IUB’s) January 2011 order related to IPL’s 2009 test year Iowa retail electric rate case, Alliant Energy and IPL utilized $23 million of “IPL’s DAEC sale” regulatory liability and $3 million of “IPL’s electric transmission assets sale” regulatory liability in the first half of 2011 to offset IPL’s Whispering Willow - East wind project plant in service balance. As a result, Alliant Energy and IPL recorded reductions of $26 million in both “Electric plant in service” and “Regulatory liabilities” on their Condensed Consolidated Balance Sheets in the first half of 2011.

IPL’s electric transmission assets sale - Based on the MPUC’s June 2011 oral decision related to IPL’s 2009 test year Minnesota retail electric rate case, IPL currently expects to refund a higher amount of the gain realized from the sale of its electric transmission assets in 2007 to its Minnesota retail electric customers than previously estimated. As a result, Alliant Energy and IPL recorded a $5 million increase to “Regulatory liabilities” on their Condensed Consolidated Balance Sheets and a $5 million charge to “Utility - other operation and maintenance” on their Condensed Consolidated Statements of Income in the second quarter of 2011 based on an estimate of the additional amount that is probable of being refunded. This amount is subject to change pending the MPUC’s final order for the rate case, which is expected to be issued in the third quarter of 2011, and any subsequent proceeding if IPL disputes the MPUC’s decision.

Emission allowances - Refer to Note 13 for discussion of potential reductions to regulatory liabilities related to emission allowances in the third quarter of 2011 resulting from the EPA’s issuance of the Cross-State Air Pollution Rule (CSAPR) in July 2011.

Energy conservation cost recovery - WPL collects revenues from its customers to offset certain expenditures incurred by WPL as part of participating in conservation programs, including state mandated programs and WPL’s Shared Savings program. Differences between forecasted costs used to set rates and actual costs for these programs are deferred as a regulatory asset or regulatory liability. In the first half of 2011, WPL’s forecasted costs used to set current rates exceeded actual costs for these programs, resulting in an $11 million increase to Alliant Energy’s and WPL’s “Energy conservation cost recovery” regulatory liability.

Other - Based on an assessment completed in the second quarter of 2011, Alliant Energy, IPL and WPL recognized impairment charges of $6 million, $1 million and $5 million, respectively, for regulatory assets that are no longer probable of future recovery. The regulatory asset impairment charges were recorded by Alliant Energy, IPL and WPL as reductions in “Regulatory assets” on their Condensed Consolidated Balance Sheets and charges to “Utility - other operation and maintenance” on their Condensed Consolidated Statements of Income in the second quarter of 2011.

(c) Utility Property, Plant and Equipment -

Franklin County Wind Project - In 2008, Alliant Energy entered into a master supply agreement with Vestas-American Wind Technology, Inc. (Vestas) to purchase 500 MW of wind turbine generator sets and related equipment. Alliant Energy utilized 400 MW of these wind turbine generator sets and related equipment to construct IPL’s Whispering Willow - East and WPL’s Bent Tree - Phase I wind projects. In the second quarter of 2011, Alliant Energy decided to utilize the remaining 100 MW of wind turbine generator sets and related equipment at Resources to build a non-regulated 100 MW wind project in Iowa, referred to as the Franklin County wind project. In the second quarter of 2011, IPL sold Resources assets for this wind project for $115 million, which represented IPL’s book value for progress payments to-date for the 100 MW of wind turbine generator sets and related equipment and land rights in Franklin County, Iowa. In addition, Resources assumed the remaining progress payments to Vestas for the 100 MW of wind turbine generator sets and related equipment. The sale of these wind project assets by IPL to Resources resulted in a decrease in “Utility - other property, plant and equipment” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets and an increase in “Non-regulated and other - Non-regulated Generation property, plant and equipment” on Alliant Energy’s Condensed Consolidated Balance Sheet in the first half of 2011. The proceeds received by IPL were recorded in investing activities in IPL’s Condensed Consolidated Statement of Cash Flows in the first half of 2011. IPL utilized the proceeds to reduce outstanding commercial paper and sales of accounts receivable, to invest in various short-term assets, and for general working capital purposes.

WPL’s Bent Tree - Phase I Wind Project - In 2009, WPL received approval from the MPUC and PSCW to construct the Bent Tree - Phase I wind project, which began generating electricity in late 2010. WPL incurred capitalized expenditures of $433 million and recognized $14 million of allowance for funds used during construction (AFUDC) for the wind project. In 2010, WPL placed $265 million of the wind project into service. In the first half of 2011, WPL placed the remaining portion of the wind project into service, which resulted in a transfer of $182 million of capitalized project costs from “Construction work in progress - Bent Tree - Phase I wind project” to “Electric plant in service” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets in the first half of 2011. The capitalized costs for the wind project are being depreciated using a straight-line method of depreciation over a 30-year period.

IPL’s Whispering Willow - East Wind Project - In June 2011, IPL received an oral decision from the MPUC approving a temporary recovery rate for the Minnesota retail portion of its Whispering Willow - East wind project construction costs. In its oral decision, the MPUC did not conclude on the prudence of these project costs. The prudence of these project costs and the final recovery rate for these costs will be addressed in a separate proceeding that is expected to be completed in 2012. The initial recovery rate approved by the MPUC is below the amount required by IPL to recover the Minnesota retail portion of its total project costs. Based on its interpretation of the oral decision, IPL currently believes that it is probable it will not be allowed to recover all of the Minnesota retail portion of its project costs. IPL currently believes the most likely outcome of the final rate proceeding will result in the MPUC effectively disallowing recovery of approximately $8 million of project costs out of a total of approximately $30 million of project costs allocated to the Minnesota retail jurisdiction. This amount is subject to change until the MPUC determines the final recovery rate for these project costs. As a result, IPL recognized an $8 million impairment related to this probable disallowance, which was recorded as a reduction to “Electric plant in service” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets and a charge to “Utility - other operation and maintenance” in Alliant Energy’s and IPL’s Consolidated Statements of Income in the second quarter of 2011.

WPL’s Green Lake and Fond du Lac Counties Wind Site - In 2009, WPL purchased development rights to an approximate 100 MW wind site in Green Lake and Fond du Lac counties in Wisconsin. Due to events in the first quarter of 2011 resulting in uncertainty regarding wind siting requirements in Wisconsin and increased risks with permitting this wind site, WPL determined it would be difficult to effectively use the site for wind development. As a result, WPL recognized a $5 million impairment in the first quarter of 2011 for the amount of capitalized costs incurred for this site. The impairment was recorded as a reduction to “Utility - other property, plant and equipment” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets and a charge to “Utility - other operation and maintenance” in Alliant Energy’s and WPL’s Condensed Consolidated Statements of Income in the first half of 2011.

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

$38

(d) Comprehensive Income -

Alliant Energy’s comprehensive income and the components of other comprehensive income (loss), net of taxes, for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2011	2010	2011	2010
Net income	$55.3	$52.5	$135.0	$100.6
Other comprehensive income (loss), net of tax:
Unrealized losses on securities, net of tax	—	(0.2)	—	(0.2)
Pension and other postretirement benefits plans adjustments, net of tax	0.8	(0.7)	0.8	(0.7)

Total other comprehensive income (loss)	0.8	(0.9)	0.8	(0.9)

Comprehensive income	56.1	51.6	135.8	99.7
Preferred dividend requirements of subsidiaries	(4.2)	(4.7)	(10.4)	(9.4)

Comprehensive income attributable to Alliant Energy common shareowners	$51.9	$46.9	$125.4	$90.3

For the three and six months ended June 30, 2011 and 2010, IPL and WPL had no other comprehensive income; therefore their comprehensive income was equal to their earnings available for common stock for such periods.

(2) UTILITY RATE CASES

IPL’s Minnesota Retail Electric Rate Case (2009 Test Year) - In May 2010, IPL filed a request with the MPUC to increase annual rates for its Minnesota retail electric customers by $15 million, or approximately 22%. The request was based on a 2009 historical test year as adjusted for certain known and measurable items at the time of the filing. The key drivers for the filing include recovery of investments in the Whispering Willow - East wind project and emission control projects at Lansing Unit 4, and recovery of increased electric transmission service costs. In conjunction with the filing, IPL implemented an interim retail rate increase of $14 million, on an annual basis, effective July 6, 2010. The interim retail rate increase was approved by the MPUC and is subject to refund pending determination of final rates from the request. In June 2011, IPL received an oral decision from the MPUC that, based on IPL’s interpretation, authorizes an annual retail electric rate increase of approximately $11 million, or approximately 18%. Because the final rate increase level is expected to be below the interim retail rate increase implemented in July 2010, IPL expects to refund to its Minnesota retail electric customers a portion of the interim rates collected. As of June 30, 2011, Alliant Energy and IPL reserved $3 million, including interest, for refunds anticipated to be paid to IPL’s Minnesota retail electric customers in 2011. In the first half of 2011, Alliant Energy and IPL recorded $6 million in electric revenues from IPL’s Minnesota retail electric customers related to the interim retail electric rate increase. Refer to Note 1(b) for discussion of changes to regulatory assets and regulatory liabilities in the second quarter of 2011 based on the MPUC’s oral decisions to provide IPL’s retail electric customers in Minnesota additional refunds from the gain on the sale of electric transmission assets in 2007 and to provide IPL recovery of $2 million of previously incurred costs for Sutherland #4. Refer to Note 1(c) for discussion of an impairment recognized in the second quarter of 2011 based on the MPUC’s oral decision regarding the recovery of Whispering Willow - East wind project costs.

IPL’s Iowa Retail Electric Rate Case (2009 Test Year) - In March 2010, IPL filed a request with the IUB to increase annual rates for its Iowa retail electric customers. The request was based on a 2009 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of investments in the Whispering Willow - East wind project and emission control projects at Lansing Unit 4, and recovery of increased electric transmission service costs. In conjunction with the filing, IPL implemented an interim retail electric rate increase of $119 million, on an annual basis, effective March 20, 2010. In the first half of 2011 and 2010, Alliant Energy and IPL recorded $54 million and $31 million, respectively, in electric revenues from IPL’s Iowa retail electric customers related to the retail electric rate increase and the reserve for rate refund discussed below. In February 2011, IPL received an order from the IUB authorizing a final annual retail electric rate increase of $114 million, or approximately 10%. As of June 30, 2011, Alliant Energy and IPL reserved $4 million, including interest, for remaining refunds anticipated to be paid to IPL’s retail electric customers in Iowa in the second half of 2011 in accordance with the IUB’s February 2011 order.

WPL’s Retail Fuel-related Rate Case (2012 Test Year) - In May 2011, WPL filed a request with the PSCW to increase annual retail electric rates by $13 million to recover anticipated increases in retail fuel-related costs in 2012 due to higher purchased power energy costs and emission compliance costs. In July 2011, the EPA issued the CSAPR, which requires sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions reductions from IPL’s and WPL’s fossil-fueled electric generating units (EGUs) with greater than 25 MW of capacity located in Iowa, Minnesota and Wisconsin beginning in 2012. While the net impact of CSAPR to WPL’s 2012 projected retail fuel-related costs is not known at this time, WPL anticipates that the emission compliance costs will increase from the initial estimates included in its May 2011 filing. WPL currently plans to file an updated 2012 fuel-related rate case request with the PSCW in the third quarter of 2011 after further evaluation of the CSAPR. Any rate changes granted from this request are expected to be effective on Jan. 1, 2012.

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

WPL’s Retail Fuel-related Rate Case (2010 Test Year) - In April 2010, WPL filed a request with the PSCW to increase annual retail electric rates by $9 million to recover anticipated increased electric production fuel and energy purchases (fuel-related costs) in 2010. Actual fuel-related costs through March 2010, combined with projections of continued higher fuel-related costs for the remainder of 2010, significantly exceeded the amounts being recovered in retail electric rates at the time of the filing. WPL received approval from the PSCW to implement an interim rate increase of $9 million, on an annual basis, effective in June 2010. Updated annual 2010 fuel-related costs during the proceeding resulted in WPL no longer qualifying for a fuel-related rate increase for 2010. In December 2010, the PSCW issued an order authorizing no increase in retail electric rates in 2010 related to fuel-related costs and required the interim rate increase to terminate at the end of 2010. The order also authorized WPL to use $5 million of the interim fuel rates collected in 2010 as a reduction to the 2011 test year base rate increase. As of June 30, 2011, Alliant Energy’s and WPL’s remaining reserves were $3 million, including interest, for interim fuel cost collections in 2010.

Refer to Note 1(b) for discussion of various other rate matters.

(3) RECEIVABLES

Sales of Accounts Receivable - Effective April 1, 2010, IPL entered into an amended and restated Receivables Purchase and Sale Agreement (Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third-party financial institution through wholly-owned and consolidated special purpose entities. In

March 2011, IPL extended through March 2012 the purchase commitment from the third-party financial institution to which it sells its receivables. In exchange for the receivables sold, IPL will receive from the third-party financial institution cash proceeds (based on seasonal limits up to $160 million ($130 million as of June 30, 2011)), and deferred proceeds recorded in “Accounts receivable” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets.

As of June 30, 2011 and Dec. 31, 2010, IPL sold $187.8 million and $219.6 million aggregate amounts of receivables, respectively. IPL’s maximum and average outstanding cash proceeds, and costs incurred related to the sales of accounts receivable program for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2011	2010	2011	2010
Maximum outstanding aggregate cash proceeds (based on daily outstanding balances)	$140.0	$160.0	$140.0	$160.0
Average outstanding aggregate cash proceeds (based on daily outstanding balances)	124.7	137.8	108.2	69.3
Costs incurred	0.4	0.5	0.8	0.7

The attributes of IPL’s receivables sold under the Agreement were as follows (in millions):

	June 30, 2011	Dec. 31, 2010
Customer accounts receivable	$110.3	$133.0
Unbilled utility revenues	66.4	80.9
Other receivables	11.1	5.7

Receivables sold	187.8	219.6
Less: cash proceeds (a)	120.0	65.0

Deferred proceeds	67.8	154.6
Less: allowance for doubtful accounts	1.4	1.7

Fair value of deferred proceeds	$66.4	$152.9

Outstanding receivables past due	$14.1	$14.1

(a)	Changes in cash proceeds during the first half of 2011 are recorded in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s Condensed Consolidated Statements of Cash Flows.

Additional attributes of IPL’s receivables sold under the Agreement for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2011	2010	2011	2010
Collections reinvested in receivables	$410.2	$407.1	$885.5	$407.1
Credit losses, net of recoveries	2.4	1.8	4.5	1.8

(4) INCOME TAXES

Income Tax Rates - The provision for income taxes for earnings from continuing operations is based on an estimated annual effective tax rate that excludes the impact of significant unusual or infrequently occurring items, discontinued operations or extraordinary items. The effective tax rates for Alliant Energy, IPL and WPL differ from the federal statutory rate of 35% generally due to impacts of enacted tax legislation, effects of utility rate making, including the customer cost management plan, tax credits, state income taxes and certain non-deductible expenses. The income tax rates shown in the following table for the three and six months ended June 30 were computed by dividing income taxes by income from continuing operations before income taxes.

	Three Months		Six Months
	2011	2010	2011	2010
Alliant Energy	(23.7%)	30.4%	8.2%	36.4%
IPL	(233.3%)	21.5%	3.4%	33.7%
WPL	31.1%	34.9%	32.0%	38.0%

Customer Cost Management Plan - In January 2011, the IUB approved a customer cost management plan proposed by IPL, which will utilize tax-related regulatory liabilities to credit bills of Iowa electric retail customers beginning in February 2011 to help offset the impact of the recent rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs, mixed service costs and allocation of insurance proceeds from the floods in 2008. Alliant Energy’s and IPL’s effective tax rates for the second quarter and first half of 2011 include the impact of reducing income tax expense with offsetting reductions to regulatory liabilities as a result of implementing the customer cost management plan. The tax impacts of the customer cost management plan are currently expected to decrease Alliant Energy’s and IPL’s 2011 annual income tax rates for continuing operations by 8.5% and 21.9%, respectively.

Wisconsin Tax Legislation - In June 2011, the Wisconsin 2011-2013 Budget Act (the Budget Act) was enacted. The most significant provision of the Budget Act for Alliant Energy authorizes combined groups to share net operating loss carryforwards that were incurred by group members prior to Jan. 1, 2009 and utilize these shared net operating losses over 20 years beginning after Dec. 31, 2011. Based on this provision of the Budget Act, Alliant Energy now anticipates its Wisconsin combined group will be able to fully utilize $368 million of Wisconsin net operating losses incurred by Alliant Energy and Resources prior to Jan. 1, 2009 to offset future taxable income and therefore reversed previously recorded deferred tax asset valuation allowances related to state net operating loss carryforwards of $19 million in the second quarter of 2011. The income tax benefits recognized in the second quarter of 2011 from the Budget Act decreased Alliant Energy’s income tax rates for continuing operations by 42.3% and 13.0% for the second quarter and first half of 2011, respectively.

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

Production Tax Credits - Alliant Energy has three wind projects that are currently generating production tax credits: WPL’s 68 MW Cedar Ridge wind project, which began generating electricity in late 2008; IPL’s 200 MW Whispering Willow - East wind project, which began generating electricity in late 2009; and WPL’s 200 MW Bent Tree - Phase I wind project, which began generating electricity in late 2010. For the three and six months ended June 30, production tax credits (net of state tax impacts) resulting from these wind projects were as follows (in millions):

	Three Months		Six Months
	2011	2010	2011	2010
Cedar Ridge (WPL)	$1.1	$0.9	$2.6	$2.0
Bent Tree - Phase I (WPL)	2.8	—	5.3	—

Subtotal (WPL)	3.9	0.9	7.9	2.0
Whispering Willow - East (IPL)	3.6	1.8	6.4	3.5

	$7.5	$2.7	$14.3	$5.5

Deferred Tax Assets and Liabilities - During the first half of 2011, Alliant Energy’s, IPL’s and WPL’s non-current deferred tax liabilities recognized in “Deferred income taxes” on their respective Condensed Consolidated Balance Sheets increased $44 million, $25 million and $36 million, respectively. The increases in deferred tax liabilities were primarily related to property-related temporary differences recorded in the first half of 2011 from bonus depreciation deductions available in 2011 and a tax accounting method change for mixed service costs. These items were substantially offset by deferred tax assets recorded in the first half of 2011 as a result of increasing federal and state net operating loss carryforwards primarily due to the tax accounting method change related to mixed service costs and bonus depreciation, and the reversal of $19 million of deferred tax asset valuation allowances related to state net operating loss carryforwards in the second quarter of 2011.

Bonus Depreciation Deductions - In 2010, the Small Business Jobs Act of 2010 (SBJA) and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the Act) were enacted. The most significant provisions of the SBJA and the Act for Alliant Energy, IPL and WPL are related to the extension of bonus depreciation deductions for certain expenditures for property that are placed in service through Dec. 31, 2012. Based on capital projects expected to be placed into service in 2011, Alliant Energy currently estimates its total bonus depreciation deductions to be claimed in its 2011 federal income tax return will be at least $500 million ($220 million for IPL and $280 million for WPL).

Mixed Service Costs Deductions - In 2010, Alliant Energy filed a request with the Internal Revenue Service (IRS) for a change in its tax accounting method for mixed service costs. In March 2011, Alliant Energy received consent from the IRS to reflect this change as part of its 2010 federal income tax return. The change allows Alliant Energy to currently deduct a portion of its mixed service costs, which have historically been capitalized for tax purposes. This change will be applied retroactively to mixed service costs incurred since 1987. Alliant Energy recently completed an assessment of its eligible mixed service costs for the period from 1987 through 2009 and currently expects to include approximately $390 million ($230 million for IPL and $160 million for WPL) of mixed service costs deductions for these years in its 2010 federal income tax return.

Carryforwards - At June 30, 2011, Alliant Energy’s net operating loss carryforwards and associated deferred tax assets were estimated as follows (in millions):

	Carryforward	Deferred
	Amount	Tax Assets (a)
Federal net operating losses	$949	$327
State net operating losses	719	38

(a)	Alliant Energy’s deferred tax assets related to federal and state net operating losses were offset by $127 million and $19 million, respectively, of uncertain tax positions that if lost, will be settled in a reduction of net operating losses and not with tax payments. IPL’s and WPL’s deferred tax assets related to federal and state net operating losses, net of offsets, were $92 million and $86 million, respectively.

Uncertain Tax Positions - Alliant Energy’s, IPL’s and WPL’s uncertain tax positions increased $93 million, $48 million and $45 million, respectively, during the first half of 2011. The increases were primarily related to positions that are expected to be taken on the 2010 federal and state income tax returns related to deductions for mixed service costs. Alliant Energy, IPL and WPL could have material changes to their unrecognized tax benefits during the 12 months ending June 30, 2012 if the IRS completes its audit of mixed service costs and repairs expenditures during this period.

Regulatory Assets and Liabilities - During the first half of 2011, IPL recognized significant tax benefits as a result of a tax accounting method change for mixed service costs. IPL expects to refund any tax benefits realized from expensing mixed service costs to its Iowa retail customers in the future through the customer cost management plan approved by the IUB. As a result, Alliant Energy and IPL recorded an increase to their non-current regulatory liabilities of $166 million in the first half of 2011. Alliant Energy and IPL also recorded an increase to their non-current regulatory assets of $166 million in the first half of 2011 to reflect the benefit IPL expects to receive from its Iowa retail customers in the future as the temporary differences associated with the mixed service costs reverse into current tax expense.

(5) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans -

Net Periodic Benefit Costs - The components of Alliant Energy’s, IPL’s and WPL’s net periodic benefit costs for their defined benefit pension and other postretirement benefits plans for the three and six months ended June 30 were as follows (in millions):

Alliant Energy	Defined Benefit Pension Plans				Other Postretirement Benefits Plans (a)
	Three Months		Six Months		Three Months		Six Months
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$2.8	$3.0	$5.7	$6.0	$1.7	$2.7	$3.8	$4.8
Interest cost	13.0	13.1	26.0	26.2	3.1	4.2	6.7	7.9
Expected return on plan assets	(15.9)	(15.5)	(31.9)	(31.0)	(2.0)	(2.0)	(3.9)	(3.9)
Amortization of:
Transition obligation	—	—	—	—	—	—	—	0.1
Prior service cost (credit)	0.2	0.2	0.4	0.4	(2.5)	0.8	(3.2)	(0.1)
Actuarial loss	5.3	6.0	10.5	12.0	1.4	1.5	2.8	3.1
Additional benefit costs (b)	8.9	—	8.9	—	—	—	—	—

	$14.3	$6.8	$19.6	$13.6	$1.7	$7.2	$6.2	$11.9

IPL	Qualified Defined Benefit Pension Plans				Other Postretirement Benefits Plans (a)
	Three Months		Six Months		Three Months		Six Months
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$1.5	$1.5	$3.1	$3.1	$0.6	$1.0	$1.4	$1.8
Interest cost	4.1	4.1	8.3	8.2	1.3	1.9	3.0	3.6
Expected return on plan assets	(5.0)	(4.8)	(10.0)	(9.7)	(1.3)	(1.4)	(2.6)	(2.7)
Amortization of:
Transition obligation	—	—	—	—	—	—	—	0.1
Prior service cost (credit)	0.1	0.1	0.2	0.3	(1.2)	0.3	(1.5)	(0.1)
Actuarial loss	1.5	1.8	2.9	3.6	0.7	0.8	1.5	1.6

	$2.2	$2.7	$4.5	$5.5	$0.1	$2.6	$1.8	$4.3

WPL	Qualified Defined Benefit Pension Plan				Other Postretirement Benefits Plans (a)
	Three Months		Six Months		Three Months		Six Months
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$1.1	$1.2	$2.3	$2.4	$0.7	$1.0	$1.5	$1.8
Interest cost	4.0	4.0	8.0	7.9	1.2	1.5	2.6	2.9
Expected return on plan assets	(5.0)	(4.8)	(10.0)	(9.5)	(0.4)	(0.3)	(0.7)	(0.6)
Amortization of:
Prior service cost (credit)	0.2	0.1	0.3	0.2	(0.8)	0.3	(1.1)	—
Actuarial loss	1.7	2.1	3.5	4.2	0.6	0.5	1.1	1.0

	$2.0	$2.6	$4.1	$5.2	$1.3	$3.0	$3.4	$5.1

(a)	In May 2011, Alliant Energy, IPL and WPL amended their defined benefit postretirement health care plans resulting in a revision to the method and level of coverage provided for participants more than 65 years of age. This amendment was determined to be a significant event, which required Alliant Energy, IPL and WPL to remeasure their defined benefit postretirement health care plans in May 2011. The remeasurement resulted in a decrease in Alliant Energy’s postretirement benefit obligations of $64 million ($38 million for IPL, $16 million for WPL and $10 million for Corporate Services) with the impact of the remeasurement on net periodic benefit costs being recognized prospectively from the remeasurement date. The impact of the remeasurement decreased Alliant Energy’s, IPL’s and WPL’s net periodic benefit costs in the second quarter of 2011 by $2.8 million, $1.8 million and $1.0 million, respectively. The discount rate used for the remeasurement was 5.20%. All other assumptions used for the remeasurement were consistent with the measurement at Dec. 31, 2010.
(b)	Alliant Energy reached an agreement with the IRS, which resulted in a favorable determination letter for the Alliant Energy Cash Balance Pension Plan (Plan) during the first quarter of 2011. The agreement with the IRS required Alliant Energy to amend the Plan in the second quarter of 2011 resulting in aggregate additional benefits of $9 million paid to certain former participants in the Plan in August 2011. Alliant Energy recognized $9 million of additional benefit costs in the second quarter of 2011, which is consistent with the period in which the Plan was amended. Refer to Note 11(c) for additional information regarding the Plan.

In the above tables for IPL and WPL, the qualified defined benefit pension plans costs represent only those respective costs for bargaining unit employees of IPL and WPL covered under the plans that are sponsored by IPL and WPL, respectively. The other postretirement benefits costs represent costs for all IPL and WPL employees. Corporate Services provides services to IPL and WPL, and as a result, IPL and WPL are allocated pension and other postretirement benefits costs associated with Corporate Services employees. The following table includes qualified pension benefits costs for IPL’s and WPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated qualified pension and other postretirement benefits costs associated with Corporate Services employees providing services to IPL and WPL for the three and six months ended June 30 as follows (in millions):

	Qualified Pension Benefits Costs (a)				Other Postretirement Benefits Costs
	Three Months		Six Months		Three Months		Six Months
	2011	2010	2011	2010	2011	2010	2011	2010
IPL	$5.4	$—	$5.3	$—	$—	$0.8	$0.4	$1.3
WPL	3.1	0.2	3.3	0.4	0.1	0.5	0.3	0.8

(a)	The qualified pension benefits costs allocated to IPL and WPL for the three and six months ended June 30, 2011 included $5.5 million and $3.0 million, respectively, for the additional benefit costs resulting from the amendment to the Cash Balance Pension Plan in the second quarter of 2011.

Alliant Energy sponsors several non-qualified defined benefit pension plans that cover certain current and former key employees. The pension costs allocated to IPL and WPL for these plans for the three and six months ended June 30 were as follows (in millions):

	IPL				WPL
	Three Months		Six Months		Three Months		Six Months
	2011	2010	2011	2010	2011	2010	2011	2010
Pension costs	$0.6	$0.8	$1.2	$1.5	$0.4	$0.4	$0.7	$0.8

Estimated Future and Actual Employer Contributions - Alliant Energy’s, IPL’s, and WPL’s estimated and actual funding for the qualified defined benefit pension, non-qualified defined benefit pension and other postretirement benefits plans for 2011 are as follows (in millions):

	Estimated for Calendar Year 2011					Actual Through June 30, 2011
	Alliant Energy	IPL		WPL		Alliant Energy	IPL		WPL
Qualified defined benefit pension plans	$9	$—		$—		$—	$—		$—
Non-qualified defined benefit pension plans	7	(a	)	(a	)	5	(a	)	(a	)
Other postretirement benefits plans	9	3		5		6	2		3

(a)	Alliant Energy sponsors several non-qualified defined benefit pension plans that cover certain current and former key employees of IPL and WPL. Alliant Energy allocates pension costs to IPL and WPL for these plans.

Alliant Energy Cash Balance Pension Plan (Plan) - Refer to Note 11(c) for discussion of a class action lawsuit filed against the Plan in 2008 and the IRS review of the tax qualified status of the Plan.

401(k) Savings Plans - A significant number of Alliant Energy, IPL and WPL employees participate in defined contribution retirement plans (401(k) savings plans). For the three and six months ended June 30, Alliant Energy’s, IPL’s and WPL’s costs related to the 401(k) savings plans, which are partially based on the participants’ level of contribution, were as follows (in millions):

	Alliant Energy				IPL (a)				WPL (a)
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
401(k) costs	$4.2	$4.6	$10.0	$9.5	$2.0	$2.2	$4.9	$4.5	$2.0	$2.2	$4.6	$4.6

(a)	IPL’s and WPL’s amounts include allocated costs associated with Corporate Services employees.

(b) Equity Incentive Plans - A summary of compensation expense and the related income tax benefits recognized for share-based compensation awards for the three and six months ended June 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Compensation expense	$2.6	$1.3	$4.8	$3.6	$1.4	$0.7	$2.6	$1.9	$1.0	$0.5	$1.9	$1.4
Income tax benefits	1.0	0.5	1.9	1.4	0.5	0.3	1.0	0.8	0.4	0.2	0.8	0.6

As of June 30, 2011, total unrecognized compensation cost related to share-based compensation awards was $13.8 million, which is expected to be recognized over a weighted average period of between one and two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is primarily recorded in “Utility - other operation and maintenance” in the Condensed Consolidated Statements of Income.

Performance Shares and Units - Alliant Energy anticipates making future payouts of its performance shares and units in cash; therefore, performance shares and units are accounted for as liability awards.

Performance Shares - A summary of the performance shares activity for the six months ended June 30 was as follows:

	2011	2010
	Shares (a)	Shares (a)
Nonvested shares, Jan. 1	234,518	256,579
Granted	64,217	72,487
Vested (b)	(57,838)	—
Forfeited (c)	—	(83,786)

Nonvested shares, June 30	240,897	245,280

(a)	Share amounts represent the target number of performance shares. Each performance share’s value is based on the price of one share of Alliant Energy’s common stock at the end of the performance period. The actual number of shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares.
(b)	In the first quarter of 2011, 57,838 performance shares granted in 2008 vested at 75% of the target, resulting in a payout valued at $1.6 million, which consisted of a combination of cash and common stock (1,387 shares).
(c)	In the first quarter of 2010, 57,100 performance shares granted in 2007 were forfeited without payout because the specified performance criteria for such shares were not met. The remaining forfeitures during the first quarter of 2010 were primarily caused by retirements and voluntary terminations of participants.

Performance Units - A summary of the performance unit activity for the six months ended June 30 was as follows:

	2011	2010
	Units (a)	Units (a)
Nonvested units, Jan. 1	23,128	—
Granted	23,975	23,795
Forfeited	(4,107)	(367)

Nonvested units, June 30	42,996	23,428

(a)	Unit amounts represent the target number of performance units. Each performance unit’s value is based on the average price of one share of Alliant Energy’s common stock on the grant date of the award. The actual payout for performance units is dependent upon actual performance and may range from zero to 200% of the target number of units.

Fair Value of Awards - Information related to fair values of nonvested performance shares and units at June 30, 2011, by year of grant, were as follows:

	Performance Shares			Performance Units
	2011	2010	2009	2011	2010
	Grant	Grant	Grant	Grant	Grant
Nonvested awards	64,217	64,174	112,506	22,279	20,717
Alliant Energy common stock closing price on June 30, 2011	$40.66	$40.66	$40.66
Alliant Energy common stock average price on grant date				$38.75	$32.56
Estimated payout percentage based on performance criteria	105%	130%	124%	105%	130%
Fair values of each nonvested award	$42.69	$52.86	$50.42	$40.69	$42.32

At June 30, 2011, fair values of nonvested performance shares and units were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

Restricted Stock - Restricted stock issued consists of time-based and performance-contingent restricted stock.

Time-based restricted stock - A summary of the time-based restricted stock activity for the six months ended June 30 was as follows:

	2011		2010
		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value
Nonvested shares, Jan. 1	70,033	$32.27	125,349	$32.47
Granted during first quarter	5,000	39.86	—	—
Vested	(38,433)	34.61	(36,384)	34.41
Forfeited	(600)	29.41	(1,300)	32.78

Nonvested shares, June 30	36,000	30.88	87,665	31.66

Performance-contingent restricted stock - A summary of the performance-contingent restricted stock activity for the six months ended June 30 was as follows:

	2011		2010
		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value
Nonvested shares, Jan. 1	296,190	$32.32	226,007	$32.25
Granted during first quarter	64,217	38.75	72,487	32.56
Vested	(53,274)	37.93	—	—
Forfeited	(5,395)	38.00	(2,304)	32.56

Nonvested shares, June 30	301,738	32.60	296,190	32.32

Non-qualified Stock Options - A summary of the stock option activity for the six months ended June 30 was as follows:

	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, Jan. 1	163,680	$24.51	384,331	$27.02
Exercised	(60,481)	27.08	(86,077)	26.57
Expired	—	—	(29,218)	28.59

Outstanding and exercisable, June 30	103,199	23.01	269,036	27.00

The weighted average remaining contractual term for options outstanding and exercisable at June 30, 2011 was two years. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2011 was $1.8 million.

Other information related to stock option activity for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2011	2010	2011	2010
Cash received from stock options exercised	$1.0	$1.0	$1.6	$2.3
Aggregate intrinsic value of stock options exercised	0.6	0.1	0.8	0.5
Income tax benefit from the exercise of stock options	0.2	—	0.3	0.2

Performance Contingent Cash Awards - A summary of the performance contingent cash awards activity for the six months ended June 30 was as follows:

	2011	2010
	Awards	Awards
Nonvested awards, Jan. 1	23,428	—
Granted	23,975	23,795
Forfeited	(727)	(367)

Nonvested awards, June 30	46,676	23,428

(6) COMMON EQUITY AND PREFERRED STOCK

(a) Common Equity

Common Share Activity - A summary of Alliant Energy’s common stock activity during the six months ended June 30, 2011 was as follows:

Shares outstanding, Jan. 1	110,893,901
Equity incentive plans (Note 5(b))	125,090
Other (a)	(39,480)

Shares outstanding, June 30	110,979,511

(a)	Includes shares transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the equity incentive plans.

Dividend Restrictions - As of June 30, 2011, IPL’s amount of retained earnings that were free of dividend restrictions was $228 million. As of June 30, 2011, WPL’s amount of retained earnings that were free of dividend restrictions was $56 million for the remainder of 2011.

Restricted Net Assets of Subsidiaries - As of June 30, 2011, the amount of net assets of IPL and WPL that were not available to be transferred to their parent company, Alliant Energy, in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $1.1 billion and $1.3 billion, respectively.

Capital Transactions with Subsidiaries - In the first half of 2011, WPL and Resources received capital contributions of $25 million and $65 million, respectively, from their parent. In the first half of 2011, IPL and WPL paid common stock dividends and repayments of capital to their parent as follows (in millions):

	IPL	WPL
Common stock dividends to Alliant Energy	$44	$56
Repayments of capital to Alliant Energy	71	—

In July 2008, the Federal Energy Regulatory Commission (FERC) issued an order allowing IPL to pay up to $400 million in common equity distributions from additional paid-in capital, rather than retained earnings. As of June 30, 2011, IPL’s remaining authority under this FERC order was $30 million.

(b) Preferred Stock - In April 2011, IPL redeemed all of the 1,600,000 outstanding shares of its 7.10% Series C Cumulative Preferred Stock at par value for $40 million plus accrued and unpaid dividends to the redemption date. Alliant Energy and IPL recorded a $1.5 million charge in the first half of 2011 related to this transaction in “Preferred dividend requirements” in their Condensed Consolidated Statements of Income. Refer to Note 9 for information on the fair value of Alliant Energy’s cumulative preferred stock of subsidiaries.

(7) SHORT-TERM DEBT

At June 30, 2011, there was no commercial paper outstanding at IPL, WPL or the Alliant Energy parent company. Information regarding commercial paper issued under Alliant Energy’s, IPL’s and WPL’s credit facilities and other short-term borrowings was as follows (dollars in millions):

	Alliant Energy	Parent
At June 30, 2011:	(Consolidated)	Company	IPL	WPL
Available credit facility capacity	$623	$96	$287	$240

	Alliant Energy		IPL		WPL
	2011	2010	2011	2010	2011	2010
Three months ended June 30:
Maximum amount of total short-term debt outstanding (based on daily outstanding balances)	$94.3	$264.0	$54.4	$133.0	$44.3	$152.0
Average amount of total short-term debt outstanding (based on daily outstanding balances)	$28.7	$129.5	$18.3	$68.4	$14.2	$77.4
Weighted average interest rates - total short-term debt	0.31%	0.34%	0.32%	0.38%	0.30%	0.31%

Six months ended June 30:
Maximum amount of total short-term debt outstanding (based on daily outstanding balances)	$96.5	$350.3	$54.4	$219.1	$96.5	$170.2
Average amount of total short-term debt outstanding (based on daily outstanding balances)	$42.0	$178.3	$9.8	$125.2	$34.7	$66.5
Weighted average interest rates - total short-term debt	0.31%	0.32%	0.32%	0.34%	0.31%	0.29%

(8) INVESTMENTS

Unconsolidated Equity Investments - Equity (income) loss from Alliant Energy’s and WPL’s unconsolidated investments accounted for under the equity method of accounting for the three and six months ended June 30 was as follows (in millions):

	Alliant Energy				WPL
	Three Months		Six Months		Three Months		Six Months
	2011	2010	2011	2010	2011	2010	2011	2010
American Transmission
Company LLC (ATC)	($9.3)	($9.2)	($18.5)	($18.4)	($9.3)	($9.2)	($18.5)	($18.4)
Other	(0.3)	(0.4)	(1.0)	(1.0)	(0.4)	(0.4)	(0.6)	(0.7)

	($9.6)	($9.6)	($19.5)	($19.4)	($9.7)	($9.6)	($19.1)	($19.1)

Summary financial information from the unaudited financial statements of ATC for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2011	2010	2011	2010
Operating revenues	$138.2	$138.7	$277.8	$277.2
Operating income	75.2	76.1	151.7	151.8
Net income	55.7	54.1	109.9	109.2

(9) FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments - The carrying amounts of Alliant Energy’s, IPL’s and WPL’s current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments at June 30, 2011 and Dec. 31, 2010 were as follows (in millions):

	Alliant Energy		IPL		WPL
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
June 30, 2011
Assets:
Money market fund investments	$46.3	$46.3	$—	$—	$11.1	$11.1
Derivative assets (Note 10)	31.5	31.5	21.2	21.2	8.2	8.2
Deferred proceeds (sales of receivables) (Note 3)	66.4	66.4	66.4	66.4	—	—
Available-for-sale securities	2.0	2.0	2.0	2.0	—	—
Capitalization and liabilities:
Long-term debt (including current maturities)	2,704.9	3,011.6	1,308.8	1,429.4	1,082.0	1,258.1
Cumulative preferred stock of subsidiaries (Note 6(b))	205.1	223.0	145.1	166.8	60.0	56.2
Derivative liabilities (Note 10)	38.8	38.8	11.7	11.7	27.1	27.1

Dec. 31, 2010
Assets:
Money market fund investments	128.3	128.3	5.6	5.6	—	—
Derivative assets (Note 10)	20.9	20.9	12.9	12.9	8.0	8.0
Deferred proceeds (sales of receivables) (Note 3)	152.9	152.9	152.9	152.9	—	—
Available-for-sale securities	2.1	2.1	2.1	2.1	—	—
Capitalization and liabilities:
Long-term debt (including current maturities)	2,704.7	2,958.6	1,308.6	1,417.0	1,081.7	1,219.6
Cumulative preferred stock of subsidiaries (Note 6(b))	243.8	266.7	183.8	210.7	60.0	56.0
Derivative liabilities (Note 10)	67.3	67.3	24.0	24.0	43.3	43.3

Valuation Techniques -

Money market fund investments - Money market fund investments are measured at fair value each reporting date using quoted market prices on listed exchanges.

Derivative assets and derivative liabilities - As of June 30, 2011 and Dec. 31, 2010, derivative assets and derivative liabilities included swap contracts, option contracts, and physical forward purchase and sale contracts for electricity and natural gas, financial transmission rights (FTRs) and embedded foreign currency derivatives. IPL’s and WPL’s swap, option and physical forward commodity contracts were non-exchange-based derivative instruments valued using indicative price quotations available through a pricing vendor that provides daily exchange forward price settlements, from broker or dealer quotations or from on-line exchanges. The indicative price quotations reflected the average of the bid-ask mid-point prices and were obtained from sources believed to provide the most liquid market for the commodity. IPL and WPL corroborated a portion of these indicative price quotations using quoted prices for similar assets or liabilities in active markets and categorized derivative instruments based on such indicative price quotations as Level 2. IPL’s and WPL’s commodity contracts that were valued using indicative price quotations based on significant assumptions such as seasonal or monthly shaping and indicative price quotations that could not be readily corroborated were categorized as Level 3. IPL’s and WPL’s swap, option and physical forward commodity contracts were predominately at liquid trading points. IPL’s and WPL’s FTRs were measured at fair value each reporting date using monthly or annual auction shadow prices from relevant auctions. The embedded foreign currency derivatives related to Euro-denominated payment terms included in the wind turbine supply contract with Vestas were measured at fair value using an extrapolation of forward currency rates. Refer to Note 10 for additional details of derivative assets and derivative liabilities.

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

Cumulative preferred stock of subsidiaries - The fair value of IPL’s 8.375% cumulative preferred stock was based on its closing market price quoted by the New York Stock Exchange each reporting date. At Dec. 31, 2010, the fair value of IPL’s 7.10% cumulative preferred stock was based on its closing market price quoted by the New York Stock Exchange. The fair value of WPL’s 4.50% cumulative preferred stock was based on the closing market price quoted by the NYSE Amex LLC each reporting date. The fair value of WPL’s remaining preferred stock was calculated based on the market yield of similar securities. Refer to Note 6(b) for additional information regarding cumulative preferred stock of subsidiaries, including the April 2011 redemption of IPL’s 7.10% cumulative preferred stock.

Valuation Hierarchy - Fair value measurement accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy and examples of each are as follows:

Level 1 - Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date. Level 1 assets as of June 30, 2011 and Dec. 31, 2010 included money market fund investments and certain IPL investments in securities valued using quoted market prices on listed exchanges.

Level 2 - Pricing inputs are quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active as of the reporting date. Level 2 assets and liabilities as of June 30, 2011 and Dec. 31, 2010 included IPL’s and WPL’s non-exchange traded commodity contracts valued using indicative price quotations that are corroborated with quoted prices for similar assets or liabilities in active markets.

Level 3 - Pricing inputs are unobservable inputs for assets or liabilities for which little or no market data exist and require significant management judgment or estimation. Level 3 assets and liabilities as of June 30, 2011 and Dec. 31, 2010 included embedded foreign currency derivatives, IPL’s deferred proceeds, and IPL’s and WPL’s FTRs, natural gas option contracts and certain commodity contracts that are valued using indicative price quotations with shaping assumptions.

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

Recurring Fair Value Measurements - Disclosure requirements for Alliant Energy’s, IPL’s and WPL’s recurring items subject to fair value measurements at June 30, 2011 and Dec. 31, 2010 were as follows (in millions):

Alliant Energy	June 30, 2011				Dec. 31, 2010
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Money market fund investments	$46.3	$46.3	$—	$—	$128.3	$128.3	$—	$—
Derivative assets:
Commodity contracts	29.4	—	8.0	21.4	16.1	—	10.0	6.1
Foreign exchange contracts	2.1	—	—	2.1	4.8	—	—	4.8

Total derivative assets	31.5	—	8.0	23.5	20.9	—	10.0	10.9
Deferred proceeds	66.4	—	—	66.4	152.9	—	—	152.9
Available-for-sale securities	2.0	0.8	1.1	0.1	2.1	0.6	1.4	0.1
Liabilities:
Derivative liabilities:
Commodity contracts	38.8	—	35.5	3.3	67.2	—	63.9	3.3
Foreign exchange contracts	—	—	—	—	0.1	—	—	0.1

Total derivative liabilities	38.8	—	35.5	3.3	67.3	—	63.9	3.4

IPL	June 30, 2011				Dec. 31, 2010
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Money market fund investments	$—	$—	$—	$—	$5.6	$5.6	$—	$—
Derivative assets:
Commodity contracts	21.2	—	3.5	17.7	8.1	—	3.6	4.5
Foreign exchange contracts	—	—	—	—	4.8	—	—	4.8

Total derivative assets	21.2	—	3.5	17.7	12.9	—	3.6	9.3
Deferred proceeds	66.4	—	—	66.4	152.9	—	—	152.9
Available-for-sale securities	2.0	0.8	1.1	0.1	2.1	0.6	1.4	0.1
Liabilities:
Derivative liabilities:
Commodity contracts	11.7	—	11.5	0.2	24.0	—	23.8	0.2

WPL	June 30, 2011				Dec. 31, 2010
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Money market fund investments	$11.1	$11.1	$—	$—	$—	$—	$—	$—
Derivative assets:
Commodity contracts	8.2	—	4.5	3.7	8.0	—	6.4	1.6
Liabilities:
Derivative liabilities:
Commodity contracts	27.1	—	24.0	3.1	43.2	—	40.1	3.1
Foreign exchange contracts	—	—	—	—	0.1	—	—	0.1

Total derivative liabilities	27.1	—	24.0	3.1	43.3	—	40.1	3.2

Additional information for Alliant Energy’s, IPL’s and WPL’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three and six months ended June 30 was as follows (in millions):

Alliant Energy	Derivative Assets and (Liabilities), net
	Commodity		Foreign		Deferred		Available-for-sale
	Contracts		Contracts		Proceeds		Securities
Three months ended June 30	2011	2010	2011	2010	2011	2010	2011	2010
Beginning balance, April 1	($1.1)	($1.8)	$2.1	$7.3	$129.8	$—	$0.1	$0.1
Total gains (realized/unrealized) included in changes in net assets (a)	0.5	13.9	—	—	—	—	—	—
Transfers in and/or out of Level 3 (b)	0.3	0.6	—	—	—	—	—	—
Purchases	21.8	—	—	—	—	—	—	—
Settlements (c)	(3.4)	(2.4)	—	0.6	(63.4)	68.1	—	—

Ending balance, June 30	$18.1	$10.3	$2.1	$7.9	$66.4	$68.1	$0.1	$0.1

The amount of total gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at June 30 (a)	$0.5	$13.9	$—	$—	$—	$—	$—	$—

Alliant Energy	Derivative Assets and (Liabilities), net
	Commodity		Foreign		Deferred		Available-for-sale
	Contracts		Contracts		Proceeds		Securities
Six months ended June 30	2011	2010	2011	2010	2011	2010	2011	2010
Beginning balance, Jan. 1	$2.8	$2.6	$4.7	$3.1	$152.9	$—	$0.1	$0.1
Total gains (realized/unrealized) included in changes in net assets (a)	0.1	12.2	—	3.8	—	—	—	—
Transfers in and/or out of Level 3 (b)	0.2	(0.1)	—	—	—	—	—	—
Purchases	21.8	—	—	—	—	—	—	—
Settlements (c)	(6.8)	(4.4)	(2.6)	1.0	(86.5)	68.1	—	—

Ending balance, June 30	$18.1	$10.3	$2.1	$7.9	$66.4	$68.1	$0.1	$0.1

The amount of total gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at June 30 (a)	$0.1	$12.2	$—	$3.8	$—	$—	$—	$—

IPL	Derivative Assets and (Liabilities), net
	Commodity		Foreign		Deferred		Available-for-sale
	Contracts		Contracts		Proceeds		Securities
Three months ended June 30	2011	2010	2011	2010	2011	2010	2011	2010
Beginning balance, April 1	$1.4	$0.6	$2.1	$8.4	$129.8	$—	$0.1	$0.1
Total gains (realized/unrealized) included in changes in net assets (a)	0.7	10.7	—	—	—	—	—	—
Purchases	18.1	—	—	—	—	—	—	—
Sales (d)	—	—	(2.1)	—	—	—	—	—
Settlements (c)	(2.7)	(1.6)	—	—	(63.4)	68.1	—	—

Ending balance, June 30	$17.5	$9.7	$—	$8.4	$66.4	$68.1	$0.1	$0.1

The amount of total gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at June 30 (a)	$0.7	$10.7	$—	$—	$—	$—	$—	$—

IPL	Derivative Assets and (Liabilities), net
	Commodity		Foreign		Deferred		Available-for-sale
	Contracts		Contracts		Proceeds		Securities
Six months ended June 30	2011	2010	2011	2010	2011	2010	2011	2010
Beginning balance, Jan. 1	$4.3	$1.4	$4.8	$4.6	$152.9	$—	$0.1	$0.1
Total gains (realized/unrealized) included in changes in net assets (a)	0.5	10.6	—	3.8	—	—	—	—
Purchases	18.1	—	—	—	—	—	—	—
Sales (d)	—	—	(2.1)	—	—	—	—	—
Settlements (c)	(5.4)	(2.3)	(2.7)	—	(86.5)	68.1	—	—

Ending balance, June 30	$17.5	$9.7	$—	$8.4	$66.4	$68.1	$0.1	$0.1

The amount of total gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at June 30 (a)	$0.5	$10.6	$—	$3.8	$—	$—	$—	$—

WPL	Derivative Assets and (Liabilities), net
	Commodity		Foreign
	Contracts		Contracts
Three months ended June 30	2011	2010	2011	2010
Beginning balance, April 1	($2.5)	($2.4)	$—	($1.1)
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(0.2)	3.2	—	—
Transfers in and/or out of Level 3 (b)	0.3	0.6	—	—
Purchases	3.7	—	—	—
Settlements	(0.7)	(0.8)	—	0.6

Ending balance, June 30	$0.6	$0.6	$—	($0.5)

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets and liabilities held at June 30 (a)	($0.2)	$3.2	$—	$—

WPL	Derivative Assets and (Liabilities), net
	Commodity		Foreign
	Contracts		Contracts
Six months ended June 30	2011	2010	2011	2010
Beginning balance, Jan. 1	($1.5)	$1.2	($0.1)	($1.5)
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(0.4)	1.6	—	—
Transfers in and/or out of Level 3 (b)	0.2	(0.1)	—	—
Purchases	3.7	—	—	—
Settlements	(1.4)	(2.1)	0.1	1.0

Ending balance, June 30	$0.6	$0.6	$—	($0.5)

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets and liabilities held at June 30 (a)	($0.4)	$1.6	$—	$—

(a)	Gains and losses related to derivative assets and liabilities are recorded in “Regulatory assets” and “Regulatory liabilities” on the Condensed Consolidated Balance Sheets.
(b)	Observable market inputs became available for certain commodity contracts previously classified as Level 3. The transfers were valued as of the beginning of the period.
(c)	Settlements related to deferred proceeds are due to the change in the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash proceeds received from the receivables sold.
(d)	The foreign exchange contract was transferred from IPL to Resources in connection with the sale of wind project assets in the second quarter of 2011.

(10) DERIVATIVE INSTRUMENTS

Commodity and Foreign Exchange Derivatives -

Purpose - Alliant Energy, IPL and WPL periodically use derivative instruments for risk management purposes to mitigate exposures to fluctuations in certain commodity prices, transmission congestion costs and currency exchange rates. Alliant Energy’s, IPL’s and WPL’s derivative instruments as of June 30, 2011 and Dec. 31, 2010 were not designated as hedging instruments. Alliant Energy’s, IPL’s and WPL’s derivative instruments as of June 30, 2011 and Dec. 31, 2010 included electric physical forward purchase contracts and swap contracts to mitigate pricing volatility for the electricity purchased to supply to their customers; electric physical forward sale contracts to offset long positions created by reductions in electricity demand forecasts; natural gas swap contracts to mitigate pricing volatility for the fuel used to supply to the natural gas-fired electric generating facilities they operate; natural gas options to mitigate price increases during periods of high demand or lack of supply; FTRs acquired to manage transmission congestion costs; natural gas physical forward purchase and swap contracts to mitigate pricing volatility for natural gas supplied to their retail customers; and embedded foreign currency derivatives related to Euro-denominated payment terms included in the wind turbine supply contract with Vestas.

Notional Amounts - As of June 30, 2011, Alliant Energy, IPL and WPL had notional amounts related to outstanding swap contracts, physical forward contracts and FTRs that were accounted for as derivative instruments as follows (units in thousands):

	2011	2012	2013	2014	Total
Alliant Energy
Commodity:
Electricity (megawatt-hours (MWhs))	1,434	1,648	204	—	3,286
FTRs (MWs)	30	23	—	—	53
Natural gas (dekatherms (Dths))	33,582	19,812	4,673	450	58,517

IPL
Commodity:
Electricity (MWhs)	488	789	—	—	1,277
FTRs (MWs)	17	14	—	—	31
Natural gas (Dths)	23,055	8,232	2,100	225	33,612

WPL
Commodity:
Electricity (MWhs)	946	859	204	—	2,009
FTRs (MWs)	13	9	—	—	22
Natural gas (Dths)	10,449	11,580	2,573	225	24,827

The notional amounts in the above table were computed by aggregating the absolute value of purchase and sale positions within commodities for each year.

Financial Statement Presentation - Alliant Energy, IPL and WPL record derivative instruments at fair value each reporting date on the balance sheet as assets or liabilities. At June 30, 2011 and Dec. 31, 2010, the fair values of current derivative assets were included in “Derivative assets,” non-current derivative assets were included in “Deferred charges and other,” current derivative liabilities were included in “Derivative liabilities” and non-current derivative liabilities were included in “Other long-term liabilities and deferred credits” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2011	2010	2011	2010	2011	2010
Current derivative assets
Commodity contracts	$26.6	$14.3	$20.1	$7.8	$6.5	$6.5
Foreign exchange contracts	2.1	4.8	—	4.8	—	—

	$28.7	$19.1	$20.1	$12.6	$6.5	$6.5

Non-current derivative assets
Commodity contracts	$2.8	$1.8	$1.1	$0.3	$1.7	$1.5

Current derivative liabilities
Commodity contracts	$30.3	$55.2	$10.9	$23.0	$19.4	$32.2
Foreign exchange contracts	—	0.1	—	—	—	0.1

	$30.3	$55.3	$10.9	$23.0	$19.4	$32.3

Non-current derivative liabilities
Commodity contracts	$8.5	$12.0	$0.8	$1.0	$7.7	$11.0

Alliant Energy, IPL and WPL generally record gains and losses from IPL’s and WPL’s derivative instruments with offsets to regulatory assets or regulatory liabilities, based on their fuel and natural gas cost recovery mechanisms, as well as other specific regulatory authorizations. For the three and six months ended June 30, 2011 and 2010, gains and losses from derivative instruments not designated as hedging instruments were recorded as follows (in millions):

		Gains (Losses)
	Location Recorded	Alliant Energy		IPL		WPL
	on Balance Sheets	2011	2010	2011	2010	2011	2010
Three months ended June 30
Commodity contracts	Regulatory assets	($5.3)	$13.8	($3.0)	$6.3	($2.3)	$7.5
Commodity contracts	Regulatory liabilities	3.4	(1.5)	2.4	(0.5)	1.0	(1.0)

Six months ended June 30
Commodity contracts	Regulatory assets	(9.3)	(39.2)	(5.4)	(25.8)	(3.9)	(13.4)
Commodity contracts	Regulatory liabilities	4.9	6.0	3.2	7.3	1.7	(1.3)
Foreign exchange contracts	Regulatory liabilities	—	3.8	—	3.8	—	—

Losses from commodity contracts in the first half of 2010 were primarily due to impacts of decreases in electricity and natural gas prices during such period.

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

Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. The aggregate fair value of all derivatives with credit risk-related contingent features that were in a net liability position on June 30, 2011 was $38.8 million, $11.7 million and $27.1 million for Alliant Energy, IPL and WPL, respectively. At June 30, 2011, Alliant Energy, IPL and WPL all had investment-grade credit ratings. However, IPL exceeded its liability position with one counterparty requiring it to post $1.3 million of cash collateral. If the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered on June 30, 2011, Alliant Energy, IPL and WPL would be required to post an additional $37.5 million, $10.4 million and $27.1 million, respectively, of credit support to their counterparties.

(11) COMMITMENTS AND CONTINGENCIES

(a) Capital Purchase Obligations - Alliant Energy has entered into capital purchase obligations that contain minimum future commitments related to capital expenditures for its remaining wind project. The obligations are related to capital purchase obligations under a master supply agreement executed in 2008 with Vestas for the purchase of 500 MW of wind turbine generator sets and related equipment to support wind generation plans. At June 30, 2011, Resources’ minimum future commitments related to these capital expenditures were $32 million.

(b) Operating Expense Purchase Obligations - Alliant Energy, IPL and WPL have entered into various commodity supply, transportation and storage contracts to meet their obligations to deliver electricity and natural gas to IPL’s and WPL’s utility customers. Alliant Energy, IPL and WPL also enter into other operating expense purchase obligations with various vendors for other goods and services. At June 30, 2011, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a):
DAEC (IPL)	$501	$501	$—
Kewaunee Nuclear Power Plant (Kewaunee) (WPL)	180	—	180
Other	37	14	23

	718	515	203

Natural gas	342	155	187
Coal (b)	386	116	72
SO2 emission allowances (c)	34	34	—
Other (d)	117	21	24

	$1,597	$841	$486

(a)	Includes payments required by purchased power agreements (PPAs) for capacity rights and minimum quantities of MWhs required to be purchased. Excludes contracts that are considered operating leases.
(b)	Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments of $198 million that have not been directly assigned to IPL and WPL since the specific needs of each utility were not yet known as of June 30, 2011.
(c)	IPL previously entered into forward contracts to purchase SO2 emission allowances with vintage years of 2014 through 2017 from various counterparties for $34 million. Any SO2 emission allowances acquired under these forward contracts may be used to meet requirements under the existing Acid Rain Program regulations or the more stringent Clean Air Interstate Rule (CAIR) emission reduction standards. However, any emission allowances acquired under these forward contracts are not eligible to be used for compliance requirements under the CSAPR issued by the EPA in July 2011. Existing CAIR compliance requirements remain in effect until CSAPR compliance requirements supersede them effective Jan. 1, 2012. Alliant Energy and IPL currently believe the allowances acquired under these forward contracts will not be needed by IPL to comply with Acid Rain Program regulations and the current value of these allowances is significantly below the $34 million contract price for these allowances. As a result, Alliant Energy and IPL may record losses for these forward contracts in the third quarter of 2011, the timing of which is consistent with the period in which the EPA issued the CSAPR. IPL currently anticipates receiving regulatory recovery for a substantial portion of any losses from these forward contracts.
(d)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at June 30, 2011.

(c) Legal Proceedings -

Air Permitting Violation Claims - In September 2010, Sierra Club filed in U.S. District Court for the Western District of Wisconsin a complaint against WPL, as owner and operator of the Nelson Dewey Generating Station (Nelson Dewey) and the Columbia Energy Center (Columbia), based on allegations that modifications were made at the facilities without complying with the Prevention of Significant Deterioration (PSD) program requirements, Title V Operating Permit requirements of the Clean Air Act (CAA) and state regulatory counterparts contained within the Wisconsin state implementation plan (SIP) designed to implement the CAA. In October 2010, WPL responded to these claims related to Nelson Dewey and Columbia by filing with the U.S. District Court an answer denying the Columbia allegations and a motion to dismiss the Nelson Dewey allegations based on statute of limitations arguments. In November 2010, WPL filed a motion to dismiss the Nelson Dewey and Columbia allegations based on lack of jurisdiction. Sierra Club has responded to the motions. WPL and Sierra Club are currently exchanging and responding to discovery requests. The parties have requested a stay of proceedings to explore settlement options, which is pending with the U.S. District Court. The trial date has been scheduled for April 2012.

In September 2010, Sierra Club filed in U.S. District Court for the Eastern District of Wisconsin a complaint against WPL, as owner and operator of the Edgewater Generating Station (Edgewater), which contained similar allegations regarding air permitting violations at Edgewater. In the Edgewater complaint, additional allegations were made regarding violations of emission limits for visible emissions. In February 2011, WPL responded to these claims related to Edgewater by filing with the U.S. District Court an answer denying the allegations and a motion to dismiss the allegations based on lack of jurisdiction. No trial date or scheduling order has yet been set in this case.

In December 2009, the EPA sent a Notice of Violation (NOV) to WPL as an owner and the operator of Edgewater, Nelson Dewey and Columbia. The NOV alleges that the owners failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin SIP.

In response to similar EPA CAA enforcement initiatives, certain utilities have elected to settle with the EPA, while others have elected to litigate. If the EPA and/or Sierra Club successfully prove their claims that projects completed in the past at Edgewater, Nelson Dewey and Columbia required either a state or federal CAA permit, WPL may, under the applicable statutes, be required to pay civil penalties in amounts of up to $37,500 per day for each violation and/or complete actions for injunctive relief. Payment of fines and/or injunctive relief could be included in a settlement outcome. Injunctive relief contained in settlements or court-ordered remedies for other utilities required the installation of pollution control technology, changed operating conditions including use of alternative fuels other than coal, caps for emissions and limitations on generation including retirement of generating units, and other supplemental environmental projects. If similar remedies are required for final resolution of these matters at Edgewater, Nelson Dewey and Columbia, Alliant Energy and WPL would incur additional capital and operating expenditures. Alliant Energy and WPL are currently reviewing the allegations and are unable to predict the impact of the allegations on their financial condition or results of operations, but believe that an adverse outcome could be significant. WPL and the other owners of Edgewater and Columbia are exploring settlement options while simultaneously defending against these allegations. Alliant Energy and WPL believe the projects at Edgewater, Nelson Dewey and Columbia were routine or not projected to increase emissions and therefore did not violate the permitting requirements of the CAA.

Alliant Energy and WPL are not able to estimate the possible loss or range of possible loss related to these air permit violation claims given the various litigation and settlement scenarios being pursued to resolve this contingency as well as uncertainty regarding which, if any, allegations will be determined to be violations and the nature and cost of any fines and injunctive relief that could be required to resolve any violations. Alliant Energy and WPL do not currently believe any losses from these air permitting violation claims are both probable and reasonably estimated, and therefore have not recognized any related loss contingency amounts as of June 30, 2011.

Alliant Energy Cash Balance Pension Plan (Plan) - In February 2008, a class action lawsuit was filed against the Plan in U.S. District Court for the Western District of Wisconsin (Court). The complaint alleges that certain Plan participants who received distributions prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of the Employee Retirement Income Security Act of 1974 because the Plan applied an improper interest crediting rate to project the cash balance account to their normal retirement age. The majority of these Plan participants are individuals who, prior to normal retirement age, received a cash balance lump sum distribution or received any form of distribution calculated under the Plan’s prior formula after that benefit was determined to be more valuable than their benefit calculated under the Plan’s cash balance formula. The Court certified two subclasses of plaintiffs that in aggregate include all persons vested or partially vested in the Plan who received these distributions from Jan. 1, 1998 through Aug. 17, 2006 including: 1) persons who received distributions from Jan. 1, 1998 through Feb. 28, 2002; and 2) persons who received distributions from March 1, 2002 through Aug. 17, 2006. In June 2010, the Court issued an opinion and order that granted the plaintiffs’ motion for summary judgment on liability in the lawsuit and decided with respect to damages that prejudgment interest on damages will be allowed. In December 2010, the Court issued an opinion and order that decided the interest crediting rate that the Plan used to project the cash balance accounts of the plaintiffs during the class period should have been 8.2% and a pre-retirement mortality discount will not apply to the damages calculation. In March 2011, the Court issued an opinion and order that prejudgment interest on damages will be calculated using the average prime rate, compounded annually, from the date that the Plan failed to make the total required payment to a particular participant through the date of the final judgment. The parties are currently in the process of calculating damages owed to class members, have presented additional evidence to the Court and have been engaging in additional briefing on damages. The Plan is contesting the Court’s adverse decisions and intends to pursue legal avenues in light of a recent ruling by the Court of Appeals for the Seventh Circuit in a similar case, which may include filing motions before the Court or seeking an appeal after the final judgment is rendered by the Court. Based on opinions and orders issued by the Court to date, the likely outcome of motions pending before the Court, the $9 million of additional benefits already paid by the Plan in August 2011, and a recent ruling by the Court of Appeals for the Seventh Circuit in a similar case, the Plan currently estimates that the final judgment of damages by the Court may be approximately $6 million, which does not include any award for plaintiffs’ attorney’s fees or costs. Alliant Energy, IPL and WPL have not recognized any potential liability for final judgment of damages from the lawsuit while this matter is being contested. Alliant Energy, IPL and WPL are currently unable to predict the final outcome of the class action lawsuit or the ultimate impact on their financial condition or results of operations but believe an adverse outcome could have a material effect on their retirement plan funding and expense.

The interest crediting rate used to project the cash balance account to participants’ normal retirement age has also been considered by the IRS as part of its review of Alliant Energy’s request for a favorable determination letter with respect to the tax-qualified status of the Plan. Alliant Energy reached an agreement with the IRS, which resulted in a favorable determination letter for the Plan during the first quarter of 2011. The agreement with the IRS required Alliant Energy to amend the Plan in the second quarter of 2011 resulting in $9 million of aggregate additional benefits paid to certain former participants in the Plan in August 2011. The $9 million of aggregate payments are in addition to any final judgment of damages by the Court in the case discussed above. Refer to Note 5(a) for discussion of the additional benefits costs recognized by Alliant Energy, IPL and WPL in the second quarter of 2011 related to the $9 million of benefit payments.

Enerfab Contract - In January 2011, IPL filed a lawsuit in U.S. District Court for the Northern District of Iowa alleging breach of contract against Enerfab, Inc. (Enerfab). The lawsuit alleged that Enerfab, the contractor for extensive work at IPL’s Lansing Generating Station (Lansing), sought payment in excess of the contracted amount. The lawsuit was filed to adjudicate the amounts actually owed by IPL to Enerfab and other subcontractors. In June 2011, the parties reached a settlement regarding IPL’s remaining obligation to Enerfab. As of June 30, 2011, Alliant Energy and IPL recognized a liability for the settlement amount, which was paid by IPL to Enerfab in August 2011.

(d) Guarantees and Indemnifications - Alliant Energy provided indemnifications associated with various sales of its non-regulated businesses/assets for losses resulting from potential breach of the representations and warranties made by Alliant Energy on the sale dates and for the breach of its obligations under the sale agreements. Alliant Energy believes the likelihood of having to make any material cash payments under these indemnifications is remote. Alliant Energy recorded liabilities of $1 million related to these indemnifications as of June 30, 2011. The terms of the indemnifications provided by Alliant Energy at June 30, 2011 for the various sales were generally as follows (in millions):

Businesses/Assets Sold	Disposal Date	Maximum Limit	Expiration Date
New Zealand	Fourth quarter of 2006	$174 (a)	March 2012
Mexico	Second quarter of 2007	20	June 2012

(a)	Based on exchange rate at June 30, 2011

Alliant Energy also continues to guarantee the abandonment obligations of Whiting Petroleum Corporation under the Point Arguello partnership agreements. The guarantee does not include a maximum limit. As of June 30, 2011, the present value of the abandonment obligations is estimated at $31 million. Alliant Energy believes that no payments will be made under this guarantee.

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

Alliant Energy, IPL and WPL record environmental liabilities related to these MGP sites based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures incurred and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their fair value. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of Alliant Energy’s sites to be $20 million ($16 million for IPL and $4 million for WPL) to $46 million ($40 million for IPL and $6 million for WPL). At June 30, 2011, Alliant Energy, IPL and WPL recorded $35 million, $30 million and $5 million, respectively, in current and non-current environmental liabilities for their remaining costs to be incurred for these MGP sites.

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, Alliant Energy, IPL and WPL are also monitoring various environmental regulations and requirements that may have a significant impact on their future operations. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, Alliant Energy, IPL and WPL are currently unable to determine the complete financial impact of these matters but do believe that future capital investments and/or modifications to their electric generating facilities to comply with these matters could be significant. Specific current, proposed or potential environmental matters that may require significant future expenditures by Alliant Energy, IPL and WPL include, among others: CAIR, CSAPR, Clean Air Visibility Rule, Utility Maximum Achievable Control Technology (MACT) Rule, Wisconsin State Mercury Rule, Wisconsin Reasonably Available Control Technology Rule, Ozone National Ambient Air Quality Standard (NAAQS) Rule, Fine Particle NAAQS Rule, Nitrogen Dioxide NAAQS Rule, SO2 NAAQS Rule, Industrial Boiler and Process Heater MACT Rule, Federal Clean Water Act including Section 316(b), Wisconsin State Thermal Rule, Hydroelectric Fish Passage Devices, Coal Combustion Residuals, Polychlorinated Biphenyls, and various legislation and EPA regulations to monitor and regulate the emission of GHG including EPA New Source Performance Standard for GHG Emissions from Electric Utilities and EPA GHG Tailoring Rule.

Air Quality -

CSAPR (formerly known as the Clear Air Transport Rule (CATR)) requires SO2 and NOx emissions reductions from IPL’s and WPL’s fossil-fueled EGUs with greater than 25 MW of capacity located in Iowa, Minnesota and Wisconsin. Existing CAIR compliance requirements remain effective through 2011, and then are replaced with CSAPR compliance requirements beginning in 2012.

(12) SEGMENTS OF BUSINESS

Alliant Energy - Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations. Refer to Note 1(c) for details regarding IPL’s sale of certain wind project assets to Resources in 2011, which decreased the assets of the “Utility - Other” segment and increased the assets of the “Non-regulated, Parent and Other - Other” segment.

					Non-regulated,		Alliant
	Utility				Parent and Other		Energy
	Electric	Gas	Other	Total	RMT	Other	Consolidated
	(in millions)
Three Months Ended June 30, 2011
Operating revenues	$620.5	$67.1	$13.3	$700.9	$107.0	$11.6	$819.5
Operating income	62.2	0.9	0.9	64.0	1.4	6.6	72.0
Net income attributable to Alliant Energy common shareowners				21.8	0.8	28.5	51.1

Three Months Ended June 30, 2010
Operating revenues	627.3	59.5	15.4	702.2	28.6	10.8	741.6
Operating income (loss)	95.0	1.1	1.4	97.5	(1.1)	4.3	100.7
Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax				46.7	(0.7)	2.0	48.0
Loss from discontinued operations, net of tax				—	—	(0.2)	(0.2)
Net income (loss) attributable to Alliant Energy common shareowners				46.7	(0.7)	1.8	47.8

					Non-regulated,		Alliant
	Utility				Parent and Other		Energy
	Electric	Gas	Other	Total	RMT	Other	Consolidated
	(in millions)
Six Months Ended June 30, 2011
Operating revenues	$1,240.8	$296.1	$30.0	$1,566.9	$174.8	$22.8	$1,764.5
Operating income (loss)	151.5	36.8	(2.4)	185.9	1.9	12.0	199.8
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				87.1	1.0	35.2	123.3
Income from discontinued operations, net of tax				—	—	1.3	1.3
Net income attributable to Alliant Energy common shareowners				87.1	1.0	36.5	124.6

Six Months Ended June 30, 2010
Operating revenues	1,232.2	284.4	33.0	1,549.6	62.0	20.2	1,631.8
Operating income (loss)	167.2	36.7	1.6	205.5	(3.7)	7.9	209.7
Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax				88.7	(2.3)	5.0	91.4
Loss from discontinued operations, net of tax				—	—	(0.2)	(0.2)
Net income (loss) attributable to Alliant Energy common shareowners				88.7	(2.3)	4.8	91.2

IPL - Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations. Refer to Note 1(c) for details regarding IPL’s sale of certain wind project assets to Resources in 2011, which decreased the assets of the “Other” segment.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2011
Operating revenues	$323.9	$38.7	$11.5	$374.1
Operating income	16.9	0.6	1.0	18.5
Earnings available (loss) for common stock				(2.3)

Three Months Ended June 30, 2010
Operating revenues	344.8	31.1	13.4	389.3
Operating income	43.3	—	1.9	45.2
Earnings available for common stock				17.4

Six Months Ended June 30, 2011
Operating revenues	654.1	170.6	26.9	851.6
Operating income	44.8	16.4	4.4	65.6
Earnings available for common stock				19.4

Six Months Ended June 30, 2010
Operating revenues	654.4	159.8	29.6	843.8
Operating income	61.8	18.8	2.9	83.5
Earnings available for common stock				23.2

WPL - Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2011
Operating revenues	$296.6	$28.4	$1.8	$326.8
Operating income (loss)	45.3	0.3	(0.1)	45.5
Earnings available for common stock				24.1

Three Months Ended June 30, 2010
Operating revenues	282.5	28.4	2.0	312.9
Operating income (loss)	51.7	1.1	(0.5)	52.3
Earnings available for common stock				29.3

Six Months Ended June 30, 2011
Operating revenues	586.7	125.5	3.1	715.3
Operating income (loss)	106.7	20.4	(6.8)	120.3
Earnings available for common stock				67.7

Six Months Ended June 30, 2010
Operating revenues	577.8	124.6	3.4	705.8
Operating income (loss)	105.4	17.9	(1.3)	122.0
Earnings available for common stock				65.5

(13) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill - At Dec. 31, 2010, Alliant Energy had $3 million of goodwill related to RMT’s environmental business unit included in “Other assets - deferred charges and other” on its Condensed Consolidated Balance Sheet. In the second quarter of 2011, RMT sold its environmental business unit, which resulted in the elimination of this goodwill from Alliant Energy’s Condensed Consolidated Balance Sheet. Refer to Note 14 for additional information on the sale of RMT’s environmental business unit.

Emission Allowances - The gross carrying amount and accumulated amortization of emission allowances were recorded as intangible assets in “Other assets - deferred charges and other” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2011	2010	2011	2010	2011	2010
Gross carrying amount	$35.3	$50.9	$34.8	$47.0	$0.5	$3.9
Accumulated amortization	7.0	16.5	6.5	13.1	0.5	3.4

Amortization expense for emission allowances for the three and six months ended June 30 was recorded in “Electric production fuel and energy purchases” in the Condensed Consolidated Statements of Income as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Amortization expense	$2.3	$4.0	$7.0	$9.5	$2.3	$2.8	$6.5	$6.5	$—	$1.2	$0.5	$3.0

At June 30, 2011, estimated amortization expense for calendar years 2011 through 2015 for emission allowances was as follows (in millions):

	2011	2012	2013	2014	2015
IPL	$11.2	$9.8	$7.7	$6.1	$—
WPL	0.5	—	—	—	—

Alliant Energy	$11.7	$9.8	$7.7	$6.1	$—

The emission allowances disclosed above are utilized for Acid Rain and CAIR program compliance and are not eligible to be used for compliance requirements under the CSAPR issued by the EPA in July 2011. Existing CAIR compliance requirements remain in effect until CSAPR compliance requirements supersede them effective Jan. 1, 2012. Alliant Energy and IPL are currently evaluating the effect of the CSAPR on the carrying value of their emission allowances. Based on the provisions of the CSAPR, Alliant Energy and IPL currently believe the majority of IPL’s emission allowances recorded as of June 30, 2011 will not be needed by IPL to comply with CAIR program regulations in 2011 and Acid Rain program regulations after 2011. As a result, Alliant Energy and IPL may record impairments of the intangible assets for these emission allowances in the third quarter of 2011, the timing of which is consistent with the period in which the EPA issued the CSAPR. Alliant Energy and IPL also have regulatory liabilities related to these emission allowances recorded as of June 30, 2011 that may be reduced in the third quarter of 2011. Alliant Energy and IPL expect that any impairments recorded for these intangible assets will be offset by reductions in the related regulatory liabilities and therefore will not impact results of operations. The estimated amortization expense disclosed above was based on information available as of June 30, 2011 and does not reflect the impact of the CSAPR issued in July 2011 on future estimated amortization projections.

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

	Three Months		Six Months
	2011	2010	2011	2010
Operating revenues	$—	$1.8	$1.1	$3.0
Operating expenses	—	0.8	0.6	1.7
Gain on sale of IEA	—	—	(2.5)	—
Interest expense and other	—	0.1	—	0.2

Income before income taxes	—	0.9	3.0	1.1
Income taxes	—	1.1	1.7	1.3

Income (loss) from discontinued operations, net of tax	$—	($0.2)	$1.3	($0.2)

In June 2011, RMT sold its environmental business unit and received net proceeds of $12 million. RMT’s environmental business unit was included in Alliant Energy’s “Non-regulated, Parent and Other - RMT” segment. The operating results of RMT’s environmental business unit and the gain realized from the sale of RMT’s environmental business unit were not material and therefore have not been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income.

(15) ASSET RETIREMENT OBLIGATIONS (AROs)

A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2011	2010	2011	2010	2011	2010
Balance, Jan. 1	$75.9	$63.3	$43.6	$41.9	$32.3	$21.4
Liabilities incurred	3.7	0.5	2.9	—	0.8	0.5
Accretion expense	2.2	2.1	1.4	1.4	0.8	0.7
Revisions in estimated cash flows	(0.5)	—	(0.2)	—	(0.3)	—
Liabilities settled	(0.3)	(0.2)	(0.2)	(0.1)	(0.1)	(0.1)

Balance, June 30	$81.0	$65.7	$47.5	$43.2	$33.5	$22.5

(16) VARIABLE INTEREST ENTITIES (VIEs)

After making an ongoing exhaustive effort, Alliant Energy and WPL concluded they were unable to obtain the information necessary from the counterparty (a subsidiary of Calpine Corporation) for the Riverside PPA for Alliant Energy and WPL to determine whether the counterparty is a VIE and if Alliant Energy is the primary beneficiary. This PPA is currently accounted for as an operating lease. The counterparty for the Riverside PPA sells a portion of its generating capacity to WPL and can sell its energy output to WPL. Alliant Energy’s and WPL’s maximum exposure to loss from this PPA is undeterminable due to the inability to obtain the necessary information to complete such evaluation. Alliant Energy’s (primarily WPL’s) costs, excluding fuel costs, related to the Riverside PPA were $20.5 million and $26.9 million for the three and six months ended June 30, 2011, and $19.8 million and $26.9 million for the three and six months ended June 30, 2010, respectively.

(17) RELATED PARTIES

System Coordination and Operating Agreement - IPL and WPL are parties to a system coordination and operating agreement whereby Corporate Services serves as agent on behalf of IPL and WPL. The agreement, which has been approved by FERC, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation systems of IPL and WPL. As agent of the agreement, Corporate Services enters into energy, capacity, ancillary services, and transmission sale and purchase transactions. Corporate Services allocates such sales and purchases among IPL and WPL based on procedures included in the agreement. The procedures were approved by FERC and all state regulatory bodies having jurisdiction. The sales credited to and purchases billed to IPL and WPL for the three and six months ended June 30 were as follows (in millions):

	IPL				WPL
	Three Months		Six Months		Three Months		Six Months
	2011	2010	2011	2010	2011	2010	2011	2010
Sales credited	$11.4	$5.5	$19.7	$14.3	$10.4	$3.4	$16.3	$12.1
Purchases billed	78.1	90.6	145.4	174.8	14.8	10.8	36.3	43.1

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

	Three Months		Six Months
	2011	2010	2011	2010
IPL	$30.8	$44.8	$80.5	$82.6
WPL	24.3	24.5	63.5	61.4

Net intercompany payables to Corporate Services were as follows (in millions):

	June 30, 2011	Dec. 31, 2010
IPL	$86.5	$78.5
WPL	40.8	41.6

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2011	2010	2011	2010
ATC billings to WPL	$22.2	$22.7	$44.4	$45.5
WPL billings to ATC	2.7	2.9	5.9	5.4

As of June 30, 2011 and Dec. 31, 2010, WPL owed ATC net amounts of $6.4 million and $6.8 million, respectively.

IPL’s Sale of Certain Wind Project Assets to Resources - Pursuant to a wind development assets purchase and sale agreement, IPL sold Resources wind project assets for the Franklin County wind project in the second quarter of 2011 for $115 million. Refer to Note 1(c) for additional information.

(18) EARNINGS PER SHARE

A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per weighted average common share (EPS) calculation for the three and six months ended June 30 was as follows (in thousands):

	Three Months		Six Months
	2011	2010	2011	2010
Weighted average common shares outstanding:
Basic EPS calculation	110,624	110,409	110,596	110,389
Effect of dilutive share-based awards	53	81	58	82

Diluted EPS calculation	110,677	110,490	110,654	110,471

For the three and six months ended June 30, 2011 and 2010, there were no potentially dilutive securities excluded from the calculation of diluted EPS.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MDA)

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

Financial Results

Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the second quarter were as follows (dollars in millions, except per share amounts):

	2011		2010
	Income	EPS	Income (Loss)	EPS
Continuing operations:
Utility	$21.8	$0.20	$46.7	$0.42
Non-regulated and parent	29.3	0.26	1.3	0.01

Income from continuing operations	51.1	0.46	48.0	0.43
Loss from discontinued operations	—	—	(0.2)	—

Net income	$51.1	$0.46	$47.8	$0.43

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

Utility - Lower income from continuing operations in the second quarter of 2011 compared to the same period in 2010 was primarily due to:

•	$0.09 per share of lower electric revenues in the second quarter of 2011 due to credits on electric customers’ bills in Iowa resulting from IPL’s implementation of the customer cost management plan;

•	$0.06 per share of net regulatory-related charges from IPL’s Minnesota electric retail rate case oral decision in the second quarter of 2011;

•	$0.05 per share of additional benefits costs for the Cash Balance Pension Plan in the second quarter of 2011;

•	$0.05 per share of a depreciation expense adjustment in the second quarter of 2010 at WPL that did not reoccur in 2011;

•	$0.04 per share of regulatory asset impairments in the second quarter of 2011; and

•	$0.03 per share of higher depreciation and operating expenses for WPL’s Bent Tree - Phase I wind project, which began generating electricity in late 2010.

These items were partially offset by:

•	$0.05 per share of higher revenues from a non-fuel retail electric rate increase implemented on Jan. 1, 2011 by WPL;

•	$0.03 per share of lower purchased electric capacity expenses at WPL related to the Kewaunee PPA;

•	$0.02 per share of restructuring costs incurred in the second quarter of 2010 relating to the elimination of certain corporate and operations positions;

•	$0.02 per share of charges for an asset impairment related to IPL’s Sixth Street Generating Station (Sixth Street) in the second quarter of 2010; and

•	$0.02 per share of charges for a loss contingency reserve for the Cash Balance Pension Plan recorded in the second quarter of 2010.

Non-regulated and parent - Higher income from continuing operations in the second quarter of 2011 compared to the same period in 2010 was primarily due to $0.17 per share of tax benefits in the second quarter of 2011 from Wisconsin tax legislation, $0.04 per share of lower taxes at the parent company, and higher earnings from RMT.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting their respective earnings during the second quarter of 2011 and 2010.

Strategic Overview

Alliant Energy’s, IPL’s and WPL’s strategic plans focus on their core business of delivering regulated electric and natural gas service in Iowa, Wisconsin, and Minnesota. The strategic plans are built upon three key elements: competitive costs, reliable service and balanced generation. The strategic plans for Alliant Energy, IPL and WPL include purchasing or constructing natural gas-fired electric generating facilities, implementing emission controls and performance upgrades at their newer, larger and more-efficient coal-fired electric generating facilities, construction of new wind generating facilities, purchasing newer and more-efficient coal-fired electric generating facilities and retiring certain older and less-efficient coal-fired generating facilities. Key strategic plan developments impacting Alliant Energy, IPL and WPL during 2011 include:

•	February 2011 - WPL’s 200 MW Bent Tree - Phase I wind project in Freeborn County, Minnesota began full operation.

•	February 2011 - WPL received approval from the PSCW to install scrubbers and baghouses at Columbia Units 1 and 2 to reduce SO2 and mercury emissions, respectively, at the facility.

•	March 2011 - WPL purchased WEPCO’s 25% ownership interest in Edgewater Unit 5 for $38 million.

•	March 2011 - WPL issued a request for proposal (RFP) for the purchase of a combined cycle natural gas-fired electric generating facility with specifications similar to Riverside.

•

June 2011 - Alliant Energy decided to utilize the remaining 100 MW of wind turbine generator sets and related equipment from the master supply agreement with Vestas at Resources to build a non-regulated 100 MW wind project in Iowa, referred to as the Franklin County wind project.

•	August 2011 - IPL announced plans to evaluate the potential construction of a new 600 MW natural gas-fired electric generating facility in Iowa to meet future demand of its customers.

•

August 2011 - WPL announced plans to install a scrubber and baghouse at Edgewater Unit 5 to reduce SO2 and mercury emissions at the generating facility. Construction of the scrubber and baghouse is expected to begin by 2014 and be placed into service by 2017.

Refer to “Strategic Overview” for additional details regarding strategic plan developments.

Rate Matters

Alliant Energy’s utility subsidiaries, IPL and WPL, are subject to federal regulation by FERC, which has jurisdiction over wholesale electric rates, and state regulation in Iowa, Wisconsin and Minnesota for retail utility rates. Key regulatory developments impacting Alliant Energy, IPL and WPL during 2011 include:

•

January 2011 - New electric fuel cost recovery rules in Wisconsin became effective, which allow WPL to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band and reflect the over- /under-recovery of these deferred costs in future billings to its retail customers. WPL’s recovery of deferred electric fuel-related costs is restricted if it earns in excess of its authorized return on common equity.

•

January 2011 - In accordance with the PSCW’s December 2010 order, WPL implemented an annual retail electric rate increase of $8 million, or approximately 1%, effective Jan. 1, 2011. This $8 million increase in annual rates combined with the termination of the $9 million interim fuel-related rate increase on Dec. 31, 2010 resulted in a net $1 million decrease in annual electric retail rates charged to customers effective January 2011.

•

February 2011 - IPL received an order from the IUB authorizing a final annual retail electric rate increase of $114 million, or approximately 10%. The IUB issued a separate order in January 2011 that approved IPL’s proposed transmission cost rider conditional upon IPL’s agreement to not file an electric base rate case for three years from the date of the order. Effective February 2011, electric transmission service expenses were removed from base rates and billed to IPL’s Iowa electric retail customers through the transmission cost rider. The January 2011 IUB order also approved a customer cost management plan, which utilizes tax-related regulatory liabilities to provide credits on the bills of Iowa electric retail customers beginning in February 2011.

•	May 2011 - WPL filed a request with the PSCW to increase annual retail electric rates by $13 million beginning Jan. 1, 2012 to recover anticipated increases in retail fuel-related costs in 2012.

•

June 2011 - IPL received an oral decision from the MPUC that, based on IPL’s interpretation, authorizes an annual retail electric rate increase of approximately $11 million, or approximately 18%. The MPUC’s oral decision also: 1) approved IPL’s Minnesota renewable rider request but deferred judgment on the prudence of the Whispering Willow - East wind project costs to a separate proceeding; 2) approved recovery of 2010 electric transmission service costs and decided Minnesota retail customers should receive an additional amount of IPL’s gain from the sale of its electric transmission assets to ITC Midwest LLC (ITC) in 2007 to offset increased electric transmission service costs; 3) denied IPL’s proposed transmission cost recovery rider; and 4) approved recovery of $2 million of Sutherland #4 cancellation costs over a 25-year period.

Refer to “Rate Matters” for additional details regarding regulatory developments.

Environmental Matters

Alliant Energy, IPL and WPL are subject to regulation of environmental matters by various federal, state and local authorities. Key environmental developments during 2011 that may impact Alliant Energy, IPL and WPL include:

•

January 2011 - The EPA’s GHG Tailoring Rule became effective. The rule establishes a GHG threshold for major sources under the PSD and Title V Operation Permit programs at 100,000 tons per year of carbon dioxide-equivalent. The rule is subject to legal challenge.

•

March 2011 - The EPA issued the proposed Utility MACT Rule, which is expected to require compliance with emission limits and work practice standards for the control of mercury and other hazardous air pollutants (HAPs) for coal- and oil-fired EGUs with greater than 25 MW capacity. The compliance deadline for this rule is currently expected to be 2014.

•

March 2011 - The EPA issued a revised proposed rule under Section 316(b) of the Federal Clean Water Act (Section 316(b) Rule), which applies to existing and new cooling water intake structures at large steam EGUs. A final rule is expected to be issued in 2012 and compliance is expected within eight years of the effective date of the final rule.

•

July 2011 - The EPA issued CSAPR (formerly known as CATR), which requires SO2 and NOx emissions reductions from IPL’s and WPL’s fossil-fueled EGUs with greater than 25 MW of capacity located in Iowa, Minnesota and Wisconsin. Existing CAIR compliance requirements remain effective through 2011, and then are replaced with CSAPR compliance requirements beginning in 2012.

Refer to “Environmental Matters” for additional details regarding environmental developments.

Legislative Matters

Alliant Energy, IPL and WPL monitor various legislative developments, including those relating to energy, tax, financial and other matters. Key legislative developments impacting Alliant Energy, IPL and WPL during 2011 include:

•

June 2011 - The Wisconsin Budget Act was enacted. The most significant provisions of the Budget Act for Alliant Energy relate to utilization of Wisconsin state net operating losses and contribution requirements to the Focus on Energy Program.

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

•

April 2011 - IPL redeemed all 1,600,000 outstanding shares of its 7.10% Series C Cumulative Preferred Stock at par value for $40 million plus accrued and unpaid dividends to the redemption date. IPL’s preferred stock redemption was funded from cash from operations.

•

June 2011 - The MPUC issued an oral decision indicating a willingness for IPL to continue its sales of accounts receivable program as long as Minnesota customers were not assuming any costs of the program. IPL currently anticipates a final order from the MPUC in the third quarter of 2011.

•

June 2011 - At June 30, 2011, Alliant Energy and its subsidiaries had $623 million of available capacity under their revolving credit facilities, $10 million of available capacity at IPL under its sales of accounts receivable program and $77 million of cash and cash equivalents.

Refer to “Liquidity and Capital Resources” for additional details regarding financing developments.

STRATEGIC OVERVIEW

A summary of Alliant Energy’s, IPL’s and WPL’s strategic overview is included in the 2010 Form 10-K and has not changed materially from the items reported in the 2010 Form 10-K, except as described below.

Wind Generation Projects -

Franklin County Wind Project - In 2008, Alliant Energy entered into a master supply agreement with Vestas to purchase 500 MW of wind turbine generator sets and related equipment. Alliant Energy utilized 400 MW of these wind turbine generator sets and related equipment to construct IPL’s Whispering Willow - East and WPL’s Bent Tree - Phase I wind projects. In the second quarter of 2011, Alliant Energy decided to utilize the remaining 100 MW of wind turbine generator sets and related equipment from the master supply agreement with Vestas at Resources to build a non-regulated 100 MW wind project in Iowa, referred to as the Franklin County wind project. Resources is currently evaluating different options to sell the electricity output from the Franklin County wind project. Such options include entering into a PPA with an independent third-party, entering into a PPA with either IPL or WPL and/or selling the output into the Midwest Independent Transmission System Operator (MISO) market as a merchant generator. The Franklin County wind project is currently expected to cost up to $235 million to construct, excluding any capitalized interest costs, and be placed into service by the end of 2012. Refer to Note 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for further discussion of the Franklin County wind project. Refer to “Critical Accounting Policies and Estimates - Long-lived Assets” for details of a recent assessment of the recoverability of the carrying amount of the Franklin County wind project.

WPL’s Bent Tree - Phase I Wind Project - In the first quarter of 2011, WPL placed into service the remaining portion of its Bent Tree - Phase I wind project, a 200 MW wind project in Freeborn County, Minnesota. Refer to Note 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for further details of the wind project.

Coal-Fired Generation Project -

WPL’s Edgewater Unit 5 Purchase - In March 2011, WPL purchased WEPCO’s 25% ownership interest (approximately 95 MW of generating capacity) in Edgewater Unit 5 for $38 million. Refer to Note 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for additional details of WPL’s Edgewater Unit 5 purchase.

Natural Gas-Fired Generation Projects -

WPL’s Potential Purchase of a Natural Gas-Fired Electric Generating Facility - WPL has a PPA with a subsidiary of Calpine Corporation related to Riverside, a 600 MW natural gas-fired electric generating facility in Beloit, Wisconsin, that extends through May 2013 and provides WPL the option to purchase Riverside at the end of the PPA term. For planning purposes, WPL currently anticipates it will acquire Riverside to replace the electricity output currently obtained under the PPA to meet the demand of its customers. In March 2011, WPL issued an RFP for the purchase of a natural gas-fired electric generating facility with specifications similar to Riverside. WPL plans to use the results from the RFP to support a Certificate of Authority filing with the PSCW in 2011 for the purchase of either Riverside or an alternative natural-gas fired electric generating facility with similar specifications.

IPL’s Potential Construction of a Natural Gas-Fired Electric Generating Facility - IPL is evaluating the potential construction of a new 600 MW natural gas-fired electric generating facility in Iowa to meet future demand of its customers. The natural gas-fired electric generating facility is currently expected to cost between $650 million and $750 million and be placed into service in 2016 or later. Various regulatory approvals will be required prior to beginning construction of the facility with the initial regulatory filings anticipated in 2012.

IPL’s Dubuque Generating Station - The Dubuque Generating Station is a 59 MW electric generating facility located in Dubuque, Iowa that includes two units (Unit 3 and Unit 4), which are configured to burn coal or natural gas. IPL’s November 2010 Integrated Resource Plan began a process of retiring the Dubuque Generating Station. While it is expected that the retirement of the generating facility will be completed by 2015, specific timing will depend on operational, market and other factors. In May 2011, IPL announced plans to switch the Dubuque Generating Station to a natural gas-fired facility and end operating the site as a coal-fired unit in the second half of 2011. IPL filed documents with MISO to evaluate any system reliability implications of the eventual full retirement of the Dubuque Generating Station. IPL currently expects to receive a response from MISO by October 2011. Depending on the results of that study, the full retirement date of the generating facility could change.

Nuclear Generation PPAs -

Kewaunee - WPL is in on-going negotiations with Dominion Resources, Inc. regarding a new agreement for its purchase of electricity generated by Kewaunee beyond the current Kewaunee PPA term, which extends through December 2013.

DAEC - IPL currently believes it is unlikely that IPL will enter into any long-term agreement with NextEra Energy, Inc. for the purchase of electricity generated by DAEC beyond the current DAEC PPA term, which extends through February 2014.

Environmental Compliance Plans - Alliant Energy, IPL and WPL are currently evaluating their environmental compliance plans as a result of several environmental regulations recently issued by the EPA including the final CSAPR issued in July 2011, the proposed Section 316(b) Rule issued in March 2011 and the proposed Utility MACT Rule issued in March 2011. Alliant Energy, IPL and WPL plan to update their environmental compliance plans later in 2011 following the completion of their evaluation of these rules and other environmental rules expected to be issued in 2011. Alliant Energy’s and WPL’s current environmental compliance plans beyond 2013 include installation of a scrubber and baghouse at Edgewater Unit 5 as discussed below. Refer to “Environmental Matters” for discussion of the final CSAPR, the proposed Utility MACT Rule and the proposed Section 316(b) Rule.

WPL’s Emission Control Project - Edgewater Unit 5 - WPL’s current environmental compliance plans include installing a scrubber and baghouse at Edgewater Unit 5 to reduce SO2 and mercury emissions at the generating facility. WPL’s estimated capital expenditures, excluding AFUDC, for the emission controls are expected to be approximately $315 million. Construction of the scrubber and baghouse is expected to begin by 2014 and be placed into service by 2017. Reductions in SO2 and mercury emissions from these emission controls will support compliance obligations for current and anticipated air quality regulatory requirements, including CSAPR, the Utility MACT Rule and the Wisconsin State Mercury Rule. WPL currently plans to file a Certificate of Authority application with the PSCW for the projects in 2012.

Energy Efficiency Programs -

Focus on Energy Program - Refer to “Legislative Matters” for discussion of changes to WPL’s anticipated contributions to Wisconsin’s statewide energy efficiency and renewable energy resource program referred to as Focus on Energy.

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

Recent Retail Base Rate Filings - Details of IPL’s and WPL’s recent retail base rate cases impacting their historical and future results of operations are as follows (dollars in millions; Electric (E); Not Applicable (N/A); To Be Determined (TBD)):

Retail Base Rate Cases	Utility Type	Filing Date	Interim Increase Implemented (a) (b)	Interim Effective Date	Final Increase Granted (b)	Actual/ Expected Final Effective Date
WPL:
Wisconsin 2011 Test Year	E	Apr-10	N/A	N/A	$8	Jan-11
IPL:
Minnesota 2009 Test Year	E	May-10	$14	Jul-10	TBD	Q3-11 (c)
Iowa 2009 Test Year	E	Mar-10	119	Mar-10	114	Apr-11

(a)	In Iowa, IPL’s interim rates can be implemented 10 days after the filing date, without regulatory review and are subject to refund, pending determination of final rates. In Minnesota, IPL’s interim rates are implemented 60 days after the filing date, with regulatory review and subject to refund, pending determination of final rates. The amount of the interim rates is replaced by the amount of final rates once the final rates are granted.
(b)	Rate increases reflect both returns on additions to IPL’s and WPL’s infrastructure and a recovery of changes in costs incurred or expected to be incurred by IPL and WPL. Given a portion of the rate increases will offset changes in costs, revenues from rate increases should not be expected to result in an equal increase in income.
(c)	The final recovery amount of the Whispering Willow - East wind project construction costs will be addressed in a separate proceeding that is expected to be completed in 2012.

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

In June 2011, IPL received an oral decision from the MPUC that, based on IPL’s interpretation, authorizes an annual retail electric rate increase of approximately $11 million, or approximately 18%. Because the final rate increase level is expected to be below the interim retail rate increase implemented in July 2010, IPL expects to refund to its Minnesota retail electric customers a portion of the interim rates collected. As of June 30, 2011, Alliant Energy and IPL reserved $3 million, including interest, for refunds anticipated to be paid to IPL’s Minnesota retail electric customers in 2011. The MPUC’s oral decision also included the following details:

•

Approved IPL’s Minnesota renewable rider request but deferred judgment on the prudence of the Whispering Willow - East wind project costs. Initial recovery amount of the project costs will be allowed through the renewable energy rider at a temporary rate of $51 per MWh. The final recovery amount of the project costs will be addressed in a separate proceeding that is expected to be completed in 2012.

•

Approved recovery of 2010 electric transmission service costs including ITC’s 2008 true-up costs billed to IPL in 2010. The MPUC decided Minnesota retail customers should receive a refund of an additional amount of IPL’s gain from the sale of its electric transmission assets to ITC in 2007 and to use a portion of this refund to offset the rate increases from higher electric transmission service costs.

•	Denied IPL’s proposed transmission cost recovery rider.

•	Approved recovery of $2 million of Sutherland #4 cancellation costs over a 25-year period.

•	Approved return of common equity of 10.35% and a regulatory capital structure of 47.7% common equity, 43.9% long-term debt, 6.3% preferred equity and 2.1% short-term debt.

Refer to Note 1(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of changes to regulatory assets and regulatory liabilities in the second quarter of 2011 based on the MPUC’s oral decisions to provide IPL’s retail electric customers in Minnesota additional refunds from the gain on the sale of electric transmission assets in 2007 and to provide IPL recovery of $2 million of previously incurred costs for Sutherland #4. Refer to Note 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of an impairment recognized in the second quarter of 2011 based on the MPUC’s oral decision regarding the recovery of Whispering Willow - East wind project costs.

IPL’s Iowa Retail Electric Rate Case (2009 Test Year) - In February 2011, IPL received an order from the IUB authorizing a final annual retail electric rate increase of $114 million, or approximately 10%. Because the final rate increase level was below the interim rate increase level of $119 million implemented on March 20, 2010, IPL is refunding to its Iowa retail customers a portion of the interim rates collected. At June 30, 2011, Alliant Energy and IPL reserved $4 million, including interest, for remaining refunds anticipated to be paid to IPL’s retail electric customers in the second half of 2011.

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

Customer Cost Management Plan - In January 2011, the IUB approved a customer cost management plan proposed by IPL, which will utilize regulatory liabilities to credit bills of Iowa electric retail customers to help offset the impact of the recent rate increases on such customers. In 2009, IPL filed a request with the IUB to create a regulatory liability account for potential tax benefits resulting from changes in tax accounting methodologies and tax elections available under the Internal Revenue Code. These potential tax benefits are related to the tax treatment of repair expenditures, allocation of insurance proceeds from the floods in 2008 and mixed service costs. The customer cost management plan approved by the IUB utilizes a tax benefit rider to credit customer bills while the issues are under IRS audit. The tax benefit rider provides a mechanism to ensure only those amounts from the potential tax benefits that are sustained under IRS audit are retained by customers. The customer cost management plan includes the ability to record a regulatory asset if amounts credited to customer bills are in excess of the amounts sustained under IRS audit. In the second quarter and first half of 2011, $17 million and $24 million, respectively, of tax benefits from the customer cost management plan were used to credit IPL’s customers’ bills. Also in the first half of 2011, IPL recognized additional regulatory liabilities of $166 million as a result of tax benefits expected from a change in tax accounting method for mixed service costs. These tax benefits are currently expected to be used to credit IPL’s customers’ bills in the future through the customer cost management plan, pending annual approval from the IUB. IPL’s remaining regulatory liabilities related to the customer cost management plan recognized as of June 30, 2011 were $341 million. The final amount of regulatory liabilities returned to customers under the customer cost management plan is dependent on the amount of tax benefits sustained under IRS audit and therefore is subject to change. Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” and “Results of Operations - Income Taxes” for discussion of the impact of the customer cost management plan on Alliant Energy’s and IPL’s income tax expense and effective income tax rates.

WPL’s Retail Fuel-related Rate Filings -

2012 Test Year - In May 2011, WPL filed a request with the PSCW to increase annual retail electric rates by $13 million to recover anticipated increases in retail fuel-related costs in 2012 due to higher purchased power energy costs and emission compliance costs. In July 2011, the EPA issued the CSAPR, which requires SO2 and NOx emissions reductions from IPL’s and WPL’s fossil-fueled electric generating units (EGUs) with greater than 25 MW of capacity located in Iowa, Minnesota and Wisconsin beginning in 2012. While the net impact of CSAPR to WPL’s 2012 projected retail fuel-related costs is not known at this time, WPL anticipates that the emission compliance costs will increase from the initial estimates included in its May 2011 filing. WPL currently plans to file an updated 2012 fuel-related rate case request with the PSCW in the third quarter of 2011 after further evaluation of the CSAPR. Any rate changes granted from this request are expected to be effective on Jan. 1, 2012.

ENVIRONMENTAL MATTERS

A summary of Alliant Energy’s, IPL’s and WPL’s environmental matters is included in the 2010 Form 10-K and has not changed materially from the items reported in the 2010 Form 10-K, except as described below.

Air Quality -

CSAPR - In July 2011, the EPA issued the final CAIR replacement rule, referred to as CSAPR (formerly known as CATR). CSAPR requires SO2 and NOx emissions reductions from emission sources located in 27 states in the eastern half of the U.S. CSAPR affects IPL’s and WPL’s fossil-fueled EGUs with greater than 25 MW of capacity located in Iowa, Minnesota and Wisconsin. Existing CAIR compliance requirements remain effective through 2011. Beginning in 2012, CSAPR establishes state emission caps for SO2 and NOx (Phase I). These SO2 and NOx emission caps will be lowered further in 2014 for Iowa and Wisconsin, but not Minnesota (Phase II).

In addition, since the EPA establishes enforceable state emission caps, this limits the amount of emissions trading allowed to meet compliance requirements. The emission allowances used for Acid Rain and CAIR program compliance cannot be used for compliance with CSAPR. Refer to Notes 11(b) and 13 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s forward contracts to purchase SO2 emission allowances and intangible assets related to SO2 emission allowances recorded on Alliant Energy’s and IPL’s Condensed Consolidated Financial Statements, respectively, which may be impacted by CSAPR.

In July 2011, the EPA also issued a supplemental proposed rule that would expand the scope of the CSAPR ozone season NOx emission reduction program to add six states, including Iowa and Wisconsin. The EPA currently plans to finalize the supplemental proposed rule by October 2011 in order for the ozone season compliance requirements to take effect beginning in 2012. Alliant Energy, IPL and WPL are evaluating CSAPR and the supplemental proposed rule and will update their environmental compliance plans as needed. Alliant Energy, IPL and WPL expect that capital investments and/or modifications to meet compliance requirements of the rule will be significant. In addition, Alliant Energy, IPL and WPL currently anticipate that their emission compliance costs will increase in 2012 compared to 2011 as a result of CSAPR.

Utility MACT Rule - In March 2011, the EPA issued the proposed Utility MACT rule, also referred to as the “Mercury and Air Toxics Standards.” The proposed rule would require compliance with emission limits for mercury, total particulate matter (PM) as a substitute for non-mercury metal HAPs and hydrogen chloride (HCl) as a substitute for acid gas HAPs. The EPA also proposed alternative standards for total or individual non-mercury metals emissions (instead of total PM) and SO2 emissions (instead of HCl for acid gases if a scrubber is installed). Facility-wide averaging can be used as an option to demonstrate compliance with HAPs standards for existing similar EGUs located at a generating facility. In addition, work practice standards were proposed for organic HAPs emissions to ensure proper combustion. Based on the EPA’s current schedule to issue a final rule by November 2011, compliance would be required by November 2014. However, an entity can request an additional year for compliance, which may be granted by the permitting authority. In addition, the issuance of the final Utility MACT rule is expected to initiate a review of the Wisconsin State Mercury Rule, which could result in revisions to the Wisconsin State Mercury Rule. Alliant Energy, IPL and WPL are currently unable to predict the final outcome of the Utility MACT Rule, but expect that capital investments and/or modifications could be significant to comply with any such regulations.

Industrial Boiler and Process Heater MACT Rule - In March 2011, the EPA published the final revised Industrial Boiler and Process Heater MACT Rule. The rule requires that existing boilers and process heaters located at major sources comply with the HAP emission limitations and work practice standards. In response to a legal challenge, in May 2011, the EPA published a stay postponing the effective date of the Industrial Boiler and Process Heater MACT Rule for major sources of emissions. The EPA currently expects to issue a proposed reconsidered rule by October 2011 and a final reconsidered rule by April 2012. Alliant Energy, IPL and WPL are monitoring future developments relating to this rule and plan to update their environmental compliance plans as needed. Alliant Energy, IPL and WPL are currently unable to predict the outcome of the Industrial Boiler and Process Heater MACT Rule, but expect that capital investments and/or modifications to meet compliance requirements of the rule could be significant.

Air Permit Renewal Challenges -

Columbia - In 2008, the Sierra Club submitted a notice of intent to sue the EPA for failure to respond to its petition encouraging the EPA to challenge the air permit issued by the Wisconsin Department of Natural Resources (DNR) for Columbia. In 2009, the EPA issued an order (EPA’s 2009 Order) on the Sierra Club petition and granted one of three issues from the Sierra Club petition, objecting to that portion of the permit issued by the Wisconsin DNR. In September 2010, the Wisconsin DNR proposed a construction permit and a revised operation permit for Columbia. In October 2010, WPL submitted comments objecting to the appropriateness of the proposed draft permits. In November 2010, the comment period closed, and in February 2011, the Wisconsin DNR made the determination not to issue either of the proposed new permits. Alliant Energy and WPL believe the previously issued air permit for Columbia is still valid. In February 2011, the Sierra Club filed a lawsuit against the EPA in the U.S. District Court for the Western District of Wisconsin seeking to have the EPA take over the permit process. In May 2011, the Wisconsin DNR proposed a revised draft operation permit for Columbia. In June 2011, WPL and the Sierra Club submitted comments objecting to the appropriateness of the revised draft operation permit. Alliant Energy and WPL are currently unable to predict the outcome of this matter and its impact on their financial condition or results of operations.

Air Permitting Violation Claims - Refer to Note 11(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of complaints filed by the Sierra Club in 2010 and an NOV issued by the EPA in 2009 regarding alleged air permitting violations at Nelson Dewey, Columbia and Edgewater.

Water Quality -

Section 316(b) Rule - In March 2011, the EPA issued a revised proposed Section 316(b) Rule, which applies to existing and new cooling water intake structures at large steam EGUs and manufacturing facilities. IPL and WPL have identified seven (Ottumwa 1, Prairie Creek Units 3-4, Fox Lake Units 1 and 3, Lansing Units 3-4, Dubuque Units 3-4, M.L. Kapp Unit 2, Burlington Unit 1) and three (Columbia Units 1-2, Nelson Dewey Units 1-2 and Edgewater Units 3-5) generating facilities, respectively, which may be impacted by the revised Section 316(b) Rule. A final rule is expected to be issued by the EPA in 2012. The schedule for compliance with this rule has not yet been finalized; however, compliance is currently expected to be required within eight years of the effective date of the final rule. Alliant Energy, IPL and WPL are currently unable to predict the final requirements from the Section 316(b) Rule, but expect that capital investments and/or modifications resulting from the rule could be significant.

Land and Solid Waste -

Coal Ash Impoundment Assessments - The EPA is collecting data through information requests and site assessments of utilities’ coal ash impoundments, including certain coal ash impoundments owned by IPL and WPL. The EPA completed a site assessment of the coal ash ponds at IPL’s Burlington Generating Station (Burlington) and determined that all of the Burlington ash ponds meet acceptable factors of safety. Alliant Energy, IPL and WPL are currently unable to predict the final outcome of other assessments, but believe capital investments and/or modifications resulting from investigations, possible adverse assessments or possible adverse studies could be significant.

MGP Sites - Refer to Note 11(e) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s and WPL’s MGP sites.

Other Environmental Matters - IPL and the Sierra Club have initiated discussions regarding various utility-related environmental issues associated with IPL’s Iowa operations. Alliant Energy and IPL are currently unable to predict the outcome of these discussions and their impact on their financial condition or results of operations.

LEGISLATIVE MATTERS

A summary of Alliant Energy’s, IPL’s and WPL’s legislative matters is included in the 2010 Form 10-K and has not changed materially from the items reported in the 2010 Form 10-K, except as described below.

Wisconsin Tax Legislation - In June 2011, the Budget Act was enacted. The most significant provisions of the Budget Act for Alliant Energy relate to utilization of Wisconsin state net operating losses and WPL’s contributions to the Focus on Energy Program.

Utilization of Wisconsin State Net Operating Losses - The Budget Act authorizes combined groups to share net operating loss carryforwards that were incurred by group members prior to Jan. 1, 2009 and utilize these shared net operating losses to offset future taxable income over 20 years beginning after Dec. 31, 2011. Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional details of the financial impacts of the Budget Act including $19 million of income tax benefits recognized by Alliant Energy in the second quarter of 2011 from the reversal of previously recorded deferred tax asset valuation allowances.

Focus on Energy Program - The Budget Act prohibits the PSCW from requiring any energy utility to spend more than 1.2% of its annual retail utility revenues on energy efficiency and renewable resource programs effective Jan. 1, 2012. Focus on Energy works with eligible Wisconsin residents and businesses to finance and install energy efficiency and renewable energy equipment. Contributions to Focus on Energy are recovered from WPL’s retail rate payers through base rates.

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview - Second Quarter Results - Refer to “Executive Summary” for an overview of Alliant Energy’s second quarter 2011 and 2010 earnings and the various components of Alliant Energy’s business. Additional details of Alliant Energy’s earnings for the three and six months ended June 30, 2011 and 2010 are discussed below.

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

Second Quarter 2011 vs. Second Quarter 2010 Summary - Electric margins and MWh sales for Alliant Energy for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)				MWhs Sold (MWhs in thousands)
	2011	2010	Change		2011	2010	Change
Residential	$215.9	$223.0	(3%	)	1,681	1,698	(1%	)
Commercial	143.3	144.7	(1%	)	1,488	1,481	—
Industrial	181.5	189.5	(4%	)	2,895	2,814	3%

Retail subtotal	540.7	557.2	(3%	)	6,064	5,993	1%
Sales for resale:
Wholesale	46.4	48.9	(5%	)	812	774	5%
Bulk power and other	21.7	8.3	161%		670	364	84%
Other	11.7	12.9	(9%	)	37	37	—

Total revenues/sales	620.5	627.3	(1%	)	7,583	7,168	6%

Electric production fuel expense	96.0	90.7	6%
Energy purchases expense	84.7	102.5	(17%	)
Purchased electric capacity expense	67.2	72.5	(7%	)

Margins	$372.6	$361.6	3%

Electric margins increased $11 million, or 3%, primarily due to the impact of base retail rate increases (excluding fuel cost recoveries and transmission rider) at IPL and WPL, which increased electric revenues by $13 million in the second quarter of 2011. Other increases to electric margins included $5 million of lower purchased electric capacity expenses at WPL related to the Kewaunee PPA and higher revenues at IPL related to changes in recovery mechanisms for transmission costs due to the implementation of the transmission rider in 2011. These items were partially offset by credits on electric customers’ bills in Iowa in 2011 resulting from the implementation of the customer cost management plan, which decreased IPL’s electric revenues by $17 million in the second quarter of 2011. IPL’s customer cost management plan is expected to result in reductions in electric revenues that are offset by reductions in income tax expenses for the year ended Dec. 31, 2011.

First Half 2011 vs. First Half 2010 Summary - Electric margins and MWh sales for Alliant Energy for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)				MWhs Sold (MWhs in thousands)
	2011	2010	Change		2011	2010	Change
Residential	$456.3	$451.4	1%		3,705	3,738	(1%	)
Commercial	286.0	280.0	2%		3,021	3,001	1%
Industrial	351.1	348.8	1%		5,607	5,453	3%

Retail subtotal	1,093.4	1,080.2	1%		12,333	12,192	1%
Sales for resale:
Wholesale	92.4	102.2	(10%	)	1,655	1,637	1%
Bulk power and other	33.4	23.8	40%		1,142	780	46%
Other	21.6	26.0	(17%	)	75	77	(3%	)

Total revenues/sales	1,240.8	1,232.2	1%		15,205	14,686	4%

Electric production fuel expense	206.1	177.5	16%
Energy purchases expense	168.6	226.1	(25%	)
Purchased electric capacity expense	125.0	135.8	(8%	)

Margins	$741.1	$692.8	7%

Electric margins increased $48 million, or 7%, primarily due to the impact of base retail rate increases (excluding fuel cost recoveries and transmission rider) at IPL and WPL, which increased electric revenues by $47 million in the first half of 2011. Other increases to electric margins included $10 million of lower purchased electric capacity expenses at WPL related to the Kewaunee PPA, a $3 million increase in electric margins from changes in the recovery of electric production fuel and energy purchases expenses at WPL, an estimated $2 million increase in electric margins from changes in sales caused by weather conditions in Alliant Energy’s service territories and higher revenues at IPL related to changes in recovery mechanisms for transmission costs due to the implementation of the transmission rider in 2011. Estimated increases to Alliant Energy’s electric margins from the impacts of weather for the first half of 2011 and 2010 were $6 million and $4 million, respectively. These items were partially offset by credits on electric customers’ bills in Iowa in 2011 resulting from the implementation of the customer cost management plan, which decreased IPL’s electric revenues by $24 million in the first half of 2011, and the impact of a wholesale formula rate change, which increased WPL’s electric revenues by $4 million in the first quarter of 2010.

Base Retail Rate Increases - Increases to Alliant Energy’s electric revenues from the impacts of base retail rate increases (excluding fuel cost recoveries and transmission rider) for the three and six months ended June 30, 2011 were as follows (dollars in millions):

	Effective Date	Revenue Increase (a)
Retail Base Rate Cases		Three Months	Six Months
IPL’s Iowa 2009 Test Year	March 20, 2010	$—	$23
WPL’s Wisconsin 2011 Test Year	Jan. 1, 2011	9	18
IPL’s Minnesota 2009 Test Year	July 6, 2010	4	6

		$13	$47

(a)	The revenue impact is net of any reserves for rate refunds.

Electric Production Fuel and Energy Purchases (Fuel-related) Cost Recoveries - Alliant Energy burns coal and other fossil fuels to produce electricity at its generating facilities. The cost of fossil fuels used during each period is included in electric production fuel expense. Alliant Energy also purchases electricity to meet the demand of its customers and charges these costs to energy purchases expense. Alliant Energy’s electric production fuel expense increased $5 million, or 6%, and $29 million, or 16%, for the three- and six-month periods, respectively. The increases were primarily due to higher MISO dispatch of Alliant Energy’s generating facilities in the second quarter and first half of 2011, which resulted in higher fuel consumption. Alliant Energy’s energy purchases expense decreased $18 million, or 17%, and $58 million, or 25%, for the three- and six-month periods, respectively. The decreases were primarily due to lower energy prices and lower energy volumes purchased resulting from the higher MISO dispatch of Alliant Energy’s generating facilities in the second quarter and first half of 2011. The impact of the changes in energy volumes purchased were largely offset by the impact of changes in electricity volumes generated from Alliant Energy’s generating facilities and changes in bulk power sales volumes discussed below.

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

WPL’s retail fuel-related costs incurred in the first half of 2011 and 2010 were higher than the forecasted fuel-related costs used to set retail rates during such periods. WPL estimates the higher than forecasted retail fuel-related costs decreased electric margins by approximately $4 million and $7 million in the first half of 2011 and 2010, respectively.

Refer to “Rate Matters” for additional information relating to electric rate increases.

Weather Conditions - Cooling degree days (CDD) in Alliant Energy’s service territories for both the three and six months ended June 30 were as follows:

	Actual		Normal
	2011	2010
CDD (a):
Cedar Rapids, Iowa (IPL)	213	289	219
Madison, Wisconsin (WPL)	192	202	174

(a)	CDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical CDD.

Purchased Electric Capacity Expenses - Alliant Energy enters into PPAs to help meet the electricity demand of IPL’s and WPL’s customers. Certain of these PPAs include minimum payments for IPL’s and WPL’s rights to electric generating capacity. Details of purchased electric capacity expense included in the utility electric margins table above for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2011	2010	2011	2010
DAEC PPA (IPL)	$34	$34	$73	$72
Kewaunee PPA (WPL)	12	17	25	35
Riverside PPA (WPL)	20	19	26	25
Other	1	3	1	4

	$67	$73	$125	$136

Sales Trends - Retail sales volumes increased 1% in both the second quarter and first half of 2011 compared to the same periods in 2010 primarily due to higher sales to WPL’s industrial customers driven by improved economic conditions.

Wholesale sales volumes increased 5% and 1% in the second quarter and first half of 2011, respectively, compared to the same periods in 2010, primarily due to changes in sales to WPL’s partial-requirement wholesale customers that have contractual options to be served by WPL, other power supply sources or the MISO market.

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

Second Quarter 2011 vs. Second Quarter 2010 Summary - Gas margins and Dth sales for Alliant Energy for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$37.5	$31.2	20%	3,592	2,847	26%
Commercial	19.9	17.3	15%	2,655	2,273	17%
Industrial	3.9	3.8	3%	685	658	4%

Retail subtotal	61.3	52.3	17%	6,932	5,778	20%
Transportation/other	5.8	7.2	(19%)	12,130	11,011	10%

Total revenues/sales	67.1	59.5	13%	19,062	16,789	14%

Cost of gas sold	34.8	28.7	21%

Margins	$32.3	$30.8	5%

First Half 2011 vs. First Half 2010 Summary - Gas margins and Dth sales for Alliant Energy for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$172.6	$166.6	4%	17,693	16,750	6%
Commercial	96.0	89.7	7%	11,746	10,620	11%
Industrial	14.1	13.0	8%	2,131	1,865	14%

Retail subtotal	282.7	269.3	5%	31,570	29,235	8%
Transportation/other	13.4	15.1	(11%)	26,104	24,907	5%

Total revenues/sales	296.1	284.4	4%	57,674	54,142	7%

Cost of gas sold	191.2	185.1	3%

Margins	$104.9	$99.3	6%

Gas margins increased $6 million, or 6%, for the six-month period primarily due to an estimated $5 million increase in sales from the impacts of weather conditions and $3 million of higher energy conservation revenues at IPL. Estimated increases (decreases) to Alliant Energy’s gas margins from the impacts of weather for the first half of 2011 and 2010 were $4 million and ($1) million, respectively. Changes in energy conservation revenues were largely offset by changes in energy conservation expenses for the first half of 2011.

Natural Gas Cost Recoveries - Alliant Energy’s cost of gas sold increased $6 million, or 21%, and $6 million, or 3%, in the second quarter and first half of 2011, respectively, primarily due to an increase in Dths sold to retail customers largely caused by weather conditions. This item was partially offset by a decrease in natural gas prices. Due to Alliant Energy’s rate recovery mechanisms for natural gas costs, these changes in cost of gas sold resulted in comparable changes in gas revenues and, therefore, did not have a significant impact on gas margins.

Weather Conditions - Heating degree days (HDD) in Alliant Energy’s service territories for the three and six months ended June 30 were as follows:

	Three Months			Six Months
	Actual			Actual
	2011	2010	Normal	2011	2010	Normal
HDD (a):
Cedar Rapids, Iowa (IPL)	779	501	716	4,369	4,180	4,098
Madison, Wisconsin (WPL)	912	611	851	4,588	4,066	4,341

(a)	HDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD.

Refer to “Rate Matters” for discussion of various electric and gas rate filings of IPL and WPL.

Non-regulated Revenues - Alliant Energy’s non-regulated revenues for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2011	2010	2011	2010
RMT	$107.0	$28.6	$174.8	$62.0
Transportation	11.6	10.4	22.5	19.7
Other	—	0.4	0.3	0.5

	$118.6	$39.4	$197.6	$82.2

The increased RMT revenues were primarily caused by increased demand for construction management services for large solar and wind projects in the second quarter and first half of 2011. These increases in revenues were largely offset by higher costs incurred by RMT for these large solar and wind projects, which are included in non-regulated operation and maintenance expenses discussed below. Future demand for RMT’s construction management services for large renewable energy projects is expected to be impacted by various external factors, including the availability and amount of government incentives for renewable energy projects, the number and scope of federal and state-imposed renewable portfolio standards and the availability and cost of capital to fund capital expenditures for renewable energy projects. The American Recovery and Reinvestment Act of 2009 enacted in 2009 extended incentives to renewable energy projects completed by Dec. 31, 2012.

Electric Transmission Service Expense - Alliant Energy’s electric transmission service expense for the utilities increased $9 million and $20 million for the three- and six-month periods, respectively, primarily due to higher transmission costs at IPL related to transmission services from ITC. The electric transmission service costs billed by ITC to IPL were $3 million higher in the second quarter and first half of 2011 than those billed by ITC to IPL in the same periods in 2010. In addition, deferrals and regulatory liability offsets approved by the IUB to reduce transmission service expenses were lower in 2011 compared to 2010 resulting in higher transmission service expense at IPL in the second quarter and first half of 2011. In the second quarter and first half of 2010, IPL deferred $10 million and $20 million, respectively, of electric transmission expenses related to the Iowa retail portion of 2008 under-recovered costs billed to IPL by ITC during the second quarter and first half of 2010. IPL also utilized $3 million of regulatory liabilities to offset a portion of the electric transmission service expenses incurred during the first half of 2010. In the second quarter and first half of 2011, IPL utilized $4 million and $9 million, respectively, of regulatory liabilities to offset transmission service expenses related to the Iowa retail portion of 2009 under-recovered costs billed to IPL by ITC during the second quarter and first half of 2011. Excluding the impact of these deferrals and regulatory liability offsets, IPL’s electric transmission service costs from ITC increased $9 million and $17 million in the second quarter and first half of 2011, respectively. Alliant Energy currently estimates electric transmission service costs from ITC (excluding the impacts of deferrals and regulatory liability offsets) will be approximately $30 million to $40 million higher in 2011 compared to 2010. IPL is currently recovering the Iowa retail portion of these increased electric transmission service costs from its electric retail customers in Iowa through a transmission cost rider that was approved by the IUB in January 2011. Refer to “Rate Matters” for additional discussion of the transmission cost rider.

Utility Other Operation and Maintenance Expenses - Alliant Energy’s other operation and maintenance expenses for the utilities increased $17 million and $27 million for the three- and six-month periods, respectively, due to the following reasons (amounts represent variances between periods in millions):

Second Quarter 2011 vs. Second Quarter 2010 Summary:

	Alliant Energy	IPL	WPL
Regulatory-related charges and credits from IPL electric rate case oral decision in the second quarter of 2011 (a)	$11	$11	$—
Additional benefits costs for Cash Balance Plan in the second quarter of 2011 (b)	9	6	3
Regulatory asset impairments in the second quarter of 2011 (c)	6	1	5
Higher wind turbine operation and maintenance expenses at WPL (d)	2	—	2
Loss contingency reserve for Cash Balance Plan lawsuit in the second quarter of 2010 (e)	(4)	(3)	(1)
Restructuring charges in the second quarter of 2010 (f)	(4)	(2)	(2)
Asset impairment in the second quarter of 2010 at IPL (g)	(4)	(4)	—
Other	1	—	1

	$17	$9	$8

First Half 2011 vs. First Half 2010 Summary:

	Alliant Energy	IPL	WPL
Regulatory-related charges and credits from IPL electric rate case oral decision in the second quarter of 2011 (a)	$11	$11	$—
Additional benefits costs for Cash Balance Plan in the second quarter of 2011 (b)	9	6	3
Regulatory asset impairments in the second quarter of 2011 (c)	6	1	5
Wind site impairment charge at WPL in the first quarter of 2011 (h)	5	—	5
Higher wind turbine operation and maintenance expenses at WPL (d)	4	—	4
Higher energy conservation expenses at IPL (i)	3	3	—
Loss contingency reserve for Cash Balance Plan lawsuit in the second quarter of 2010 (e)	(4)	(3)	(1)
Restructuring charges in the second quarter of 2010 (f)	(4)	(2)	(2)
Asset impairment in the second quarter of 2010 at IPL (g)	(4)	(4)	—
Other	1	1	—

	$27	$13	$14

(a)	Refer to Notes 1(b) and 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for details of regulatory-related charges and credits incurred by IPL in the second quarter of 2011 due to the oral decision issued by the MPUC in IPL’s Minnesota retail electric rate case (2009 test year).
(b)	Refer to Note 5(a) of the “Combined Notes to Condensed Consolidated Financial Statements” for details of the additional benefit costs incurred by Alliant Energy, IPL and WPL in the second quarter of 2011 resulting from an amendment to the Alliant Energy Cash Balance Pension Plan.
(c)	Refer to Note 1(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for details of regulatory asset impairments incurred by IPL and WPL in the second quarter of 2011.
(d)	Operation and maintenance expenses for WPL’s Bent Tree - Phase I wind project, which began generating electricity in late 2010.
(e)	Alliant Energy recognized a $4 million loss contingency related to the Alliant Energy Cash Balance Pension Plan class action lawsuit in the second quarter of 2010. Refer to Note 11(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for additional details of the lawsuit.
(f)	Resulting from the elimination of certain corporate and operations positions.
(g)	IPL recognized a $4 million impairment in the second quarter of 2010 related to its Sixth Street assets as a result of a decision not to rebuild electric operations at Sixth Street.
(h)	Refer to Note 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for details of the wind site impairment charge recorded by WPL in the first quarter of 2011.
(i)	Changes in energy conservation expenses were largely offset by changes in energy conservation revenues included in utility gas margins.

Non-regulated Operation and Maintenance Expenses - Alliant Energy’s non-regulated operation and maintenance expenses for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2011	2010	2011	2010
RMT	$104.0	$27.8	$169.3	$61.3
Transportation	4.7	4.5	9.9	8.8
Other (includes eliminations)	(0.7)	0.8	(1.3)	1.2

	$108.0	$33.1	$177.9	$71.3

The increase in non-regulated operation and maintenance expenses at RMT was largely driven by higher construction management costs associated with the execution of large solar and wind projects in the second quarter and first half of 2011 compared to the same periods last year.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $17 million and $22 million for the three- and six-month periods, respectively, primarily due to a depreciation adjustment recorded in the second quarter of 2010 at WPL, which is not anticipated to have a material impact on future periods. Other increases in depreciation and amortization expenses were caused by property additions, including $4 million and $8 million of depreciation expense recognized in the second quarter and first half of 2011, respectively, related to WPL’s Bent Tree - Phase I wind project, which began generating electricity in late 2010.

Refer to “Rate Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on Alliant Energy’s rate activities.

AFUDC - AFUDC decreased $3 million and $4 million for the three- and six-month periods, respectively, primarily due to AFUDC recognized in 2010 for WPL’s Bent Tree - Phase I wind project. WPL recognized $3 million and $5 million of AFUDC for the Bent Tree - Phase I wind project in the second quarter and first half of 2010, respectively.

Income Taxes - Details of the effective income tax rates for Alliant Energy’s continuing operations during the three and six months ended June 30 were as follows:

	Three Months		Six Months
	2011	2010	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Wisconsin Tax Legislation enacted in June 2011	(42.3)	—	(13.0)	—
IPL’s customer cost management plan implemented in February 2011	(7.9)	—	(8.5)	—
Federal Health Care Legislation enacted in March 2010	—	—	—	4.5
Production tax credits	(5.3)	(2.5)	(5.5)	(2.5)
Other items, net	(3.2)	(2.1)	0.2	(0.6)

Overall income tax rate	(23.7%)	30.4%	8.2%	36.4%

Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional discussion of Wisconsin Tax Legislation enacted in the second quarter of 2011, IPL’s customer cost management plan implemented in the first quarter of 2011, Federal Health Care Legislation enacted in the first quarter of 2010 and production tax credits.

IPL’S RESULTS OF OPERATIONS

Overview - Second Quarter Results - Earnings available for common stock decreased $20 million primarily due to credits on electric customers’ bills in Iowa in 2011 resulting from the implementation of the customer cost management plan, regulatory-related charges and credits incurred in the second quarter of 2011 due to the oral decision issued by the MPUC in IPL’s Minnesota retail electric rate case (2009 test year) and additional benefit costs incurred in the second quarter of 2011 resulting from an amendment to the Alliant Energy Cash Balance Pension Plan.

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

Second Quarter 2011 vs. Second Quarter 2010 Summary - Electric margins and MWh sales for IPL for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$116.7	$128.4	(9%)	905	949	(5%)
Commercial	83.9	87.1	(4%)	937	942	(1%)
Industrial	97.0	108.5	(11%)	1,760	1,752	—

Retail subtotal	297.6	324.0	(8%)	3,602	3,643	(1%)
Sales for resale:
Wholesale	7.4	8.2	(10%)	102	100	2%
Bulk power and other	10.5	4.3	144%	285	155	84%
Other	8.4	8.3	1%	22	20	10%

Total revenues/sales	323.9	344.8	(6%)	4,011	3,918	2%

Electric production fuel expense	45.7	44.6	2%
Energy purchases expense	41.7	56.7	(26%)
Purchased electric capacity expense	34.6	33.8	2%

Margins	$201.9	$209.7	(4%)

Electric margins decreased $8 million, or 4%, primarily due to credits on electric customers’ bills in Iowa in 2011 resulting from the implementation of the customer cost management plan, which decreased IPL’s electric revenues by $17 million in the second quarter of 2011 and an estimated $2 million decrease in electric margins from changes in sales caused by weather conditions in IPL’s service territory. Estimated increases to IPL’s electric margins from the impacts of weather for the second quarter of 2011 and 2010 were $0 and $2 million, respectively. These items were partially offset by the impact of a base retail rate increase (excluding fuel cost recoveries) from the Minnesota 2009 test year base rate case, which increased IPL’s electric revenues by $4 million in the second quarter of 2011 and higher revenues related to changes in recovery mechanisms for transmission costs due to the implementation of the transmission rider in 2011. IPL’s customer cost management plan is expected to result in reductions in electric revenues that are offset by reductions in income tax expenses for the year ended Dec. 31, 2011. Changes in energy conservation revenues were largely offset by changes in energy conservation expenses included in other operation and maintenance expenses for both the second quarter and first half periods.

First Half 2011 vs. First Half 2010 Summary - Electric margins and MWh sales for IPL for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$248.6	$247.6	—	2,034	2,078	(2%)
Commercial	168.4	165.4	2%	1,903	1,898	—
Industrial	192.4	197.1	(2%)	3,457	3,415	1%

Retail subtotal	609.4	610.1	—	7,394	7,391	—
Sales for resale:
Wholesale	14.1	15.7	(10%)	207	205	1%
Bulk power and other	16.5	12.0	38%	474	373	27%
Other	14.1	16.6	(15%)	43	42	2%

Total revenues/sales	654.1	654.4	—	8,118	8,011	1%

Electric production fuel expense	106.9	91.8	16%
Energy purchases expense	77.3	110.0	(30%)
Purchased electric capacity expense	73.9	72.4	2%

Margins	$396.0	$380.2	4%

Electric margins increased $16 million, or 4%, primarily due to the impact of base retail rate increases (excluding fuel cost recoveries and transmission rider) from the Iowa and Minnesota 2009 test year base rate cases, which increased IPL’s electric revenues by $29 million in aggregate in the first half of 2011 and higher revenues at IPL related to changes in recovery mechanisms for transmission costs due to the implementation of the transmission rider in 2011. These items were partially offset by credits on electric customers’ bills in Iowa in 2011 resulting from the implementation of the customer cost management plan, which decreased IPL’s electric revenues by $24 million in the first half of 2011, and an estimated $1 million decrease in electric margins from changes in sales caused by weather conditions in IPL’s service territory. Estimated increases to IPL’s electric margins from the impacts of weather for the first half of 2011 and 2010 were $3 million and $4 million, respectively.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details on IPL’s CDD data, retail rate increases, recoveries of electric production fuel and energy purchases expenses and sales trends. Refer to “Rate Matters” for discussion of IPL’s retail electric rate increases from its Iowa and Minnesota 2009 test year base rate cases.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

Second Quarter 2011 vs. Second Quarter 2010 Summary - Gas margins and Dth sales for IPL for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$20.8	$16.1	29%	1,944	1,492	30%
Commercial	11.2	8.8	27%	1,436	1,152	25%
Industrial	3.6	3.4	6%	613	588	4%

Retail subtotal	35.6	28.3	26%	3,993	3,232	24%
Transportation/other	3.1	2.8	11%	6,664	6,299	6%

Total revenues/sales	38.7	31.1	24%	10,657	9,531	12%

Cost of gas sold	20.9	14.6	43%

Margins	$17.8	$16.5	8%

First Half 2011 vs. First Half 2010 Summary - Gas margins and Dth sales for IPL for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$98.6	$93.8	5%	10,199	9,978	2%
Commercial	54.6	50.8	7%	6,472	6,120	6%
Industrial	10.3	8.3	24%	1,553	1,258	23%

Retail subtotal	163.5	152.9	7%	18,224	17,356	5%
Transportation/other	7.1	6.9	3%	14,093	13,949	1%

Total revenues/sales	170.6	159.8	7%	32,317	31,305	3%

Cost of gas sold	113.5	105.8	7%

Margins	$57.1	$54.0	6%

Gas margins increased $3 million, or 6%, for the six-month period primarily due to $3 million of higher energy conservation revenues. Changes in energy conservation revenues were largely offset by changes in energy conservation expenses included in other operation and maintenance expenses for the six-month period.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of IPL’s HDD data and discussion of recoveries of natural gas costs.

Electric Transmission Service Expense - Electric transmission service expense increased $8 million and $18 million for the three- and six-month periods, respectively, primarily due to higher transmission costs related to transmission services from ITC. The electric transmission service costs billed by ITC to IPL were $3 million higher in the second quarter and first half of 2011 than those billed by ITC to IPL in the same periods in 2010. In addition, deferrals and regulatory liability offsets approved by the IUB to reduce transmission service expenses were lower in 2011 compared to 2010 resulting in higher transmission service expense at IPL in the second quarter and first half of 2011. In the second quarter and first half of 2010, IPL deferred $10 million and $20 million, respectively, of electric transmission expenses related to the Iowa retail portion of 2008 under-recovered costs billed to IPL by ITC during the second quarter and first half of 2010. IPL also utilized $3 million of regulatory liabilities to offset a portion of the electric transmission service expenses incurred during the first half of 2010. In the second quarter and first half of 2011, IPL utilized $4 million and $9 million, respectively, of regulatory liabilities to offset transmission service expenses related to the Iowa retail portion of 2009 under-recovered costs billed to IPL by ITC during the second quarter and first half of 2011. Excluding the impact of these deferrals and regulatory liability offsets, IPL’s electric transmission service costs from ITC increased $9 million and $17 million in the second quarter and first half of 2011, respectively. IPL currently estimates electric transmission service costs from ITC (excluding the impacts of deferrals and regulatory liability offsets) will be approximately $30 million to $40 million higher in 2011 compared to 2010. IPL is currently recovering the Iowa retail portion of these increased electric transmission service costs from its electric retail customers in Iowa through a transmission cost rider that was approved by the IUB in January 2011. Refer to “Rate Matters” for additional discussion of the transmission cost rider.

Other Operation and Maintenance Expenses -

Second Quarter 2011 vs. Second Quarter 2010 Summary - Other operation and maintenance expenses increased $9 million primarily due to $11 million of regulatory-related charges and credits incurred by IPL in the second quarter of 2011 due to the oral decision issued by the MPUC in IPL’s Minnesota retail electric rate case (2009 test year), $6 million of additional benefits costs in the second quarter of 2011 resulting from an amendment to the Alliant Energy Cash Balance Pension Plan and $1 million of regulatory asset impairment charges recorded in the second quarter of 2011. These items were partially offset by a $4 million asset impairment charge recorded in the second quarter of 2010 related to Sixth Street, a $3 million loss contingency reserve recorded in the second quarter of 2010 related to the Alliant Energy Cash Balance Pension Plan lawsuit, and $2 million of restructuring charges incurred in the second quarter of 2010 related to the elimination of certain corporate and operations positions.

First Half 2011 vs. First Half 2010 Summary - Other operation and maintenance expenses increased $13 million primarily due to $11 million of regulatory-related charges and credits incurred by IPL in the second quarter of 2011 due to the oral decision issued by the MPUC in IPL’s Minnesota retail electric rate case (2009 test tear), $6 million of additional benefit costs in the second quarter of 2011 resulting from an amendment to the Alliant Energy Cash Balance Pension Plan, $3 million of higher energy conservation expenses and $1 million of regulatory asset impairment charges recorded in the second quarter of 2011. These items were partially offset by a $4 million asset impairment charge recorded in the second quarter of 2010 related to Sixth Street, a $3 million loss contingency reserve recorded in the second quarter of 2010 related to the Alliant Energy Cash Balance Pension Plan lawsuit, and $2 million of restructuring charges incurred in the second quarter of 2010 related to the elimination of certain corporate and operations positions. Changes in energy conservation expenses were largely offset by changes in energy conservation revenues included in gas margins for the six-month period.

Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for additional details of IPL’s other operation and maintenance expenses. Refer to “Rate Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on IPL’s utility rate activities.

Income Taxes - IPL’s effective income tax rates for the three months ended June 30, 2011 and 2010 were (233.3%) and 21.5%, respectively. The comparison of effective income tax rates between these two periods is not meaningful given the dramatic impacts of the customer cost management plan and production tax credits on the effective income tax rate for the three months ended June 30, 2011, caused by the small amount of income before income taxes during such period. Details of IPL’s effective income tax rates during the six months ended June 30 were as follows:

	Six Months
	2011	2010
Statutory federal income tax rate	35.0%	35.0%
Customer cost management plan implemented in February 2011	(21.9)	—
Federal Health Care Legislation enacted in March 2010	—	7.9
Production tax credits	(6.3)	(3.4)
Other items, net	(3.4)	(5.8)

Overall income tax rate	3.4%	33.7%

Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional discussion of IPL’s customer cost management plan implemented in the first quarter of 2011, Federal Health Care Legislation enacted in the first quarter of 2010 and production tax credits.

WPL’S RESULTS OF OPERATIONS

Overview—Second Quarter Results - WPL’s earnings available for common stock decreased $5 million primarily due to higher depreciation expense, regulatory asset impairments recorded in the second quarter of 2011 and additional benefits costs incurred in the second quarter of 2011 resulting from an amendment to the Alliant Energy Cash Balance Pension Plan. These items were partially offset by the impact of a base retail rate increase implemented in January 2011.

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

Second Quarter 2011 vs. Second Quarter 2010 Summary - Electric margins and MWh sales for WPL for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$99.2	$94.6	5%	776	749	4%
Commercial	59.4	57.6	3%	551	539	2%
Industrial	84.5	81.0	4%	1,135	1,062	7%

Retail subtotal	243.1	233.2	4%	2,462	2,350	5%
Sales for resale:
Wholesale	39.0	40.7	(4%)	710	674	5%
Bulk power and other	11.2	4.0	180%	385	209	84%
Other	3.3	4.6	(28%)	15	17	(12%)

Total revenues/sales	296.6	282.5	5%	3,572	3,250	10%

Electric production fuel expense	50.3	46.1	9%
Energy purchases expense	43.0	45.8	(6%)
Purchased electric capacity expense	32.6	38.7	(16%)

Margins	$170.7	$151.9	12%

Electric margins increased $19 million, or 12%, primarily due to the impact of a non-fuel retail rate increase implemented in January 2011, which increased WPL’s electric revenues by $9 million in the second quarter of 2011. Other increases in electric margins included $5 million of lower purchased electric capacity expenses related to the Kewaunee PPA and an estimated $2 million increase from changes in sales caused by weather conditions in WPL’s service territory in the second quarter of 2011. Estimated increases to WPL’s electric margins from the impacts of weather for the second quarter of 2011 and 2010 were $2 million and $0, respectively.

First Half 2011 vs. First Half 2010 Summary - Electric margins and MWh sales for WPL for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$207.7	$203.8	2%	1,671	1,660	1%
Commercial	117.6	114.6	3%	1,118	1,103	1%
Industrial	158.7	151.7	5%	2,150	2,038	5%

Retail subtotal	484.0	470.1	3%	4,939	4,801	3%
Sales for resale:
Wholesale	78.3	86.5	(9%)	1,448	1,432	1%
Bulk power and other	16.9	11.8	43%	668	407	64%
Other	7.5	9.4	(20%)	32	35	(9%)

Total revenues/sales	586.7	577.8	2%	7,087	6,675	6%

Electric production fuel expense	99.2	85.7	16%
Energy purchases expense	91.3	116.1	(21%)
Purchased electric capacity expense	51.1	63.4	(19%)

Margins	$345.1	$312.6	10%

Electric margins increased $33 million, or 10%, primarily due to the impact of a non-fuel retail rate increase implemented in January 2011, which increased WPL’s electric revenues by $18 million in the first half of 2011. Other increases in electric margins included $10 million of lower purchased electric capacity expenses related to the Kewaunee PPA, a $3 million increase from changes in the recovery of electric production fuel and energy purchases expenses and an estimated $3 million increase from changes in sales caused by weather conditions in WPL’s service territory in the first half of 2011. Estimated increases to WPL’s electric margins from the impacts of weather for the first half of 2011 and 2010 were $3 million and $0, respectively. These items were partially offset by the impact of a wholesale formula rate change, which increased WPL’s electric revenues by $4 million in the first quarter of 2010.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of WPL’s CDD data, retail rate increase, recoveries of electric production fuel and energy purchases expenses and sales trends. Refer to “Rate Matters” for additional discussion of the retail rate increase implemented in January 2011.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

Second Quarter 2011 vs. Second Quarter 2010 Summary - Gas margins and Dth sales for WPL for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$16.7	$15.1	11%	1,648	1,355	22%
Commercial	8.7	8.5	2%	1,219	1,121	9%
Industrial	0.3	0.4	(25%)	72	70	3%

Retail subtotal	25.7	24.0	7%	2,939	2,546	15%
Transportation/other	2.7	4.4	(39%)	5,466	4,712	16%

Total revenues/sales	28.4	28.4	—	8,405	7,258	16%

Cost of gas sold	13.9	14.1	(1%)

Margins	$14.5	$14.3	1%

First Half 2011 vs. First Half 2010 Summary - Gas margins and Dth sales for WPL for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$74.0	$72.8	2%	7,494	6,772	11%
Commercial	41.4	38.9	6%	5,274	4,500	17%
Industrial	3.8	4.7	(19%)	578	607	(5%)

Retail subtotal	119.2	116.4	2%	13,346	11,879	12%
Transportation/other	6.3	8.2	(23%)	12,011	10,958	10%

Total revenues/sales	125.5	124.6	1%	25,357	22,837	11%

Cost of gas sold	77.7	79.3	(2%)

Margins	$47.8	$45.3	6%

Gas margins increased $3 million, or 6%, for the six-month period primarily due to an estimated $4 million increase in sales caused by the impacts of weather conditions in WPL’s service territory in the first half of 2011. Estimated increases (decreases) to WPL’s gas margins from the impacts of weather for the first half of 2011 and 2010 were $2 million and ($2) million, respectively.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for WPL’s HDD data and discussion of recoveries of natural gas costs.

Other Operation and Maintenance Expenses -

Second Quarter 2011 vs. Second Quarter 2010 Summary - Other operation and maintenance expenses increased $8 million primarily due to $5 million of regulatory asset impairment charges recorded in the second quarter of 2011, $3 million of additional benefits costs in the second quarter of 2011 resulting from an amendment to the Alliant Energy Cash Balance Pension Plan and $2 million of higher wind turbine operation and maintenance expenses related to the Bent Tree - Phase I wind project, which began generating electricity in late 2010. These items were partially offset by $2 million of restructuring charges incurred in the second quarter of 2010 related to the elimination of certain corporate and operations positions and a $1 million loss contingency reserve recorded in the second quarter of 2010 related to the Alliant Energy Cash Balance Pension Plan lawsuit.

First Half 2011 vs. First Half 2010 Summary - Other operation and maintenance expenses increased $14 million primarily due to $5 million of regulatory asset impairment charges recorded in the second quarter of 2011, a $5 million wind site impairment charge recorded in the first quarter of 2011, $4 million of higher wind turbine operation and maintenance expenses related to the Bent Tree - Phase I wind project, which began generating electricity in late 2010, and $3 million of additional benefits costs recorded in the second quarter of 2011 resulting from an amendment to the Alliant Energy Cash Balance Pension Plan. These items were partially offset by $2 million of restructuring charges incurred in the second quarter of 2010 related to the elimination of certain corporate and operations positions and a $1 million loss contingency reserve recorded in the second quarter of 2010 related to the Alliant Energy Cash Balance Pension Plan lawsuit.

Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for additional details of WPL’s other operation and maintenance expenses.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $16 million and $20 million for the three- and six-month periods, respectively, primarily due to a depreciation adjustment recorded in the second quarter of 2010, which is not anticipated to have a material impact on future periods. Other increases in depreciation and amortization expenses were caused by property additions including $4 million and $8 million of depreciation expense recognized in the second quarter and first half of 2011, respectively, related to the Bent Tree - Phase I wind project, which began generating electricity in late 2010.

Refer to “Rate Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on WPL’s rate activities.

AFUDC - AFUDC decreased $2 million and $3 million for the three- and six-month periods, respectively, primarily due to AFUDC recognized in 2010 for WPL’s Bent Tree - Phase I wind project. WPL recognized $3 million and $5 million of AFUDC for the Bent Tree - Phase I wind project in the second quarter and first half of 2010, respectively.

Income Taxes - Details of WPL’s effective income tax rates during the three and six months ended June 30 were as follows:

	Three Months		Six Months
	2011	2010	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Federal Health Care Legislation enacted in March 2010	—	—	—	2.9
Production tax credits	(5.3)	(1.7)	(5.5)	(1.9)
Other items, net	1.4	1.6	2.5	2.0

Overall income tax rate	31.1%	34.9%	32.0%	38.0%

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

Liquidity Position - At June 30, 2011, Alliant Energy and its subsidiaries had $77 million of cash and cash equivalents, $623 million ($287 million at IPL, $240 million at WPL and $96 million at the parent company) of available capacity under their revolving credit facilities, and $10 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure - Alliant Energy’s, IPL’s and WPL’s capital structures at June 30, 2011 were as follows (dollars in millions):

	Alliant Energy
	(Consolidated)		IPL		WPL
Common equity	$2,927.2	50.2%	$1,294.9	47.1%	$1,406.5	55.2%
Preferred stock	205.1	3.5%	145.1	5.3%	60.0	2.4%
Noncontrolling interest	2.0	—%	—	—%	—	—%
Long-term debt (incl. current maturities)	2,704.9	46.3%	1,308.8	47.6%	1,082.0	42.4%

	$5,839.2	100.0%	$2,748.8	100.0%	$2,548.5	100.0%

Cash Flows - Selected information from Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the first half of 2011 and 2010 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2011	2010	2011	2010	2011	2010
Cash and cash equivalents, Jan. 1	$159.3	$175.3	$5.7	$0.4	$0.1	$18.5
Cash flows from (used for):
Operating activities	466.8	479.2	244.9	285.5	270.5	166.7
Investing activities	(341.1)	(395.6)	(59.9)	(201.0)	(171.3)	(199.3)
Financing activities	(207.9)	(87.8)	(169.7)	(56.4)	(86.1)	41.8

Net increase (decrease)	(82.2)	(4.2)	15.3	28.1	13.1	9.2

Cash and cash equivalents, June 30	$77.1	$171.1	$21.0	$28.5	$13.2	$27.7

Operating Activities -

First Half 2011 vs. First Half 2010 - Alliant Energy’s cash flows from operating activities decreased $12 million primarily due to $65 million of lower cash flows from changes in the level of IPL’s accounts receivable sold during the first half of 2011 and 2010, $24 million of credits on electric customers’ bills during the first half of 2011 resulting from IPL’s implementation of the customer cost management plan, and higher incentive-related compensation payments by Corporate Services in the first half of 2011. These items were partially offset by increased collections from IPL’s and WPL’s customers in the first half of 2011 caused by the impacts of rate increases and higher electric and gas retail sales, the timing of fuel-cost recoveries at IPL and $10 million of lower purchased electric capacity payments related to the Kewaunee PPA at WPL.

IPL’s cash flows from operating activities decreased $41 million primarily due to $65 million of lower cash flows from changes in the level of accounts receivable sold during the first half of 2011 and 2010, $38 million of higher income tax payments and $24 million of credits on electric customers’ bills during the first half of 2011 resulting from implementation of the customer cost management plan. These items were partially offset by increased collections from IPL’s customers in the first half of 2011 caused by the impacts of rate increases and higher electric and gas retail sales, and the timing of fuel-cost recoveries.

WPL’s cash flows from operating activities increased $104 million primarily due to $58 million of higher income tax refunds, increased collections from WPL’s customers in the first half of 2011 caused by the impacts of a rate increase and higher electric and gas retail sales, and $10 million of lower payments related to the Kewaunee PPA.

IPL’s Sales of Accounts Receivable Program - Changes in cash flows related to IPL’s sales of accounts receivable program increased Alliant Energy’s and IPL’s cash flows from operations by $55 million and $120 million in the first half of 2011 and 2010, respectively. In March 2011, IPL extended through March 2012 the purchase commitment from the third-party financial institution to which it sells its receivables. Refer to Note 3 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional details of IPL’s sales of accounts receivable program.

In 2007, the MPUC approved an affiliated interest agreement related to IPL’s sales of accounts receivable program subject to IPL demonstrating in its next Minnesota retail base rate case that the sales of accounts receivable program is consistent with the public interest. In April 2010, IPL filed a petition with the MPUC for approval of an amended affiliated interest agreement related to its amended and restated Receivables Purchase and Sale Agreement that became effective in April 2010. In June 2011, the MPUC issued an oral decision indicating a willingness to continue the program as long as Minnesota customers were not assuming any costs of the program. IPL currently anticipates a final order from the MPUC in the third quarter of 2011.

Pension Plan Contributions - Refer to Note 5(a) of the “Combined Notes to Condensed Consolidated Financial Statements” for updated estimates of 2011 pension plan contributions due to a $9 million contribution in the third quarter of 2011 to fund aggregate additional benefits paid to certain former participants in the Cash Balance Pension Plan.

Investing Activities -

First Half 2011 vs. First Half 2010 - Alliant Energy’s cash flows used for investing activities decreased $55 million primarily due to $37 million of lower construction and acquisition expenditures, $12 million of net proceeds from the sale of RMT’s environmental business unit in June 2011 and $9 million of expenditures for IPL’s purchase of emission allowances during the first half of 2010. The lower construction and acquisition expenditures resulted from expenditures during the first half of 2010 for WPL’s Bent Tree - Phase I wind project, IPL’s Lansing Unit 4 emission controls project and IPL’s Whispering Willow - East wind project. These items were partially offset by payments in the first half of 2011 for wind turbine generators, WPL’s acquisition of the remaining 25% interest in Edgewater Unit 5 and WPL’s emission controls project at Edgewater Unit 5.

IPL’s cash flows used for investing activities decreased $141 million primarily due to $115 million of proceeds from the sale of wind project assets to Resources in June 2011, $20 million of lower construction expenditures and $9 million of expenditures for emission allowances in the first half of 2010. The lower construction expenditures resulted from expenditures during the first half of 2010 for the Lansing Unit 4 emission controls project and Whispering Willow - East wind project. These items were partially offset by progress payments in the first quarter of 2011 for wind turbine generators that were sold to Resources in June 2011.

WPL’s cash flows used for investing activities decreased $28 million due to $27 million of lower construction and acquisition expenditures. The lower construction and acquisition expenditures resulted from expenditures during the first half of 2010 for its Bent Tree - Phase I wind project. This item was partially offset by expenditures during the first half of 2011 for the Edgewater Unit 5 purchase and emission control project.

Construction and Acquisition Expenditures - Currently, there are no material changes to Alliant Energy’s, IPL’s and WPL’s anticipated construction and acquisition expenditures for 2011 through 2013 from those reported in the 2010 Form 10-K. Refer to “Strategic Overview - Natural Gas-Fired Generation Projects” for discussion of a potential new 600 MW natural gas-fired generating facility currently under evaluation that may result in a material increase in Alliant Energy’s and IPL’s construction expenditures beginning as early as 2014 and “Strategic Overview - Environmental Compliance Plans” for discussion of new environmental rules currently being evaluated by Alliant Energy, IPL and WPL that may have a material impact on future construction expenditures.

Financing Activities -

First Half 2011 vs. First Half 2010 - Alliant Energy’s cash flows used for financing activities increased $120 million primarily due to $300 million of aggregate proceeds received by IPL and WPL upon issuance of debentures in June 2010 and $40 million of payments to redeem IPL’s 7.10% Series C Cumulative Preferred Stock in April 2011. These items were partially offset by changes in the amount of commercial paper outstanding at IPL and WPL, and payments to redeem $100 million of WPL’s 7.625% debentures in March 2010.

IPL’s cash flows used for financing activities increased $113 million primarily due to proceeds from the issuance of $150 million of debentures in June 2010, $50 million of capital contributions from its parent company, Alliant Energy, in the first half of 2010, $44 million of common stock dividends paid to its parent company, Alliant Energy, in the first half of 2011 and $40 million of payments to redeem its 7.10% Series C Cumulative Preferred Stock in April 2011. These items were partially offset by changes in the amount of commercial paper outstanding.

WPL’s cash flows used for financing activities increased $128 million primarily due to proceeds from the issuance of $150 million of debentures in June 2010, changes in the amount of commercial paper outstanding, and $25 million of lower capital contributions from its parent company, Alliant Energy, in the first half of 2011 compared to the first half of 2010. These items were partially offset by payments to redeem $100 million of its 7.625% debentures in March 2010.

FERC Financing Authorization - As of June 30, 2011, IPL had remaining authority for $30 million of common equity distributions from additional paid in capital, rather than retained earnings, under a 2008 authorization issued by FERC.

Common Stock Issuances and Capital Contributions - Refer to Note 5(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s common stock issuances in the first half of 2011 under its equity incentive plans for employees. Refer to Note 6(a) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of capital contributions from Alliant Energy to WPL and Resources, payments of common stock dividends by IPL and WPL to their parent company and repayments of capital by IPL to its parent company in the first half of 2011.

IPL’s Preferred Stock Redemption - In April 2011, IPL redeemed all 1,600,000 outstanding shares of its 7.10% Series C Cumulative Preferred Stock at par value for $40 million plus accrued and unpaid dividends to the redemption date. IPL’s preferred stock redemption was funded from cash from operations.

Short-term Debt - Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a covenant, which requires the entities to maintain certain debt-to-capital ratios in order to borrow under the credit facilities. The required debt-to-capital ratios compared to the actual debt-to-capital ratios at June 30, 2011 were as follows:

	Alliant Energy	IPL	WPL
Requirement	Less than 65%	Less than 58%	Less than 58%
Status at June 30, 2011	46%	48%	45%

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

Certain Financial Commitments -

Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2010 Form 10-K and has not changed materially from the items reported in the 2010 Form 10-K, except for the items described in Notes 4, 11(a) and 11(b) of the “Combined Notes to Condensed Consolidated Financial Statements.”

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy’s, IPL’s and WPL’s primary market risk exposures are associated with commodity prices, investment prices and interest rates. Alliant Energy, IPL and WPL have risk management policies to monitor and assist in controlling these market risks and use derivative instruments to manage some of the exposures. A summary of Alliant Energy’s, IPL’s and WPL’s market risks is included in the 2010 Form 10-K and such market risks have not changed materially from those reported in the 2010 Form 10-K, except as described below.

Commodity Price - WPL’s retail electric margins have the most exposure to the impact of changes in commodity prices for Alliant Energy and WPL due largely to the current retail recovery mechanism in place in Wisconsin for fuel-related costs, which became effective on Jan. 1, 2011. The cost recovery mechanism applicable for WPL’s retail electric customers is based on forecasts of fuel-related costs expected to be incurred during forward-looking test year periods and fuel monitoring ranges determined by the PSCW during each electric retail rate proceeding or in a separate fuel cost plan approval proceeding. In December 2010, the PSCW approved annual forecasted fuel-related costs per MWh of $25.12 based on $346 million of variable fuel costs for WPL’s 2011 test period and left unchanged the annual fuel monitoring range of plus or minus 2%. Under the new cost recovery mechanism, if WPL’s actual fuel-related costs fall outside this fuel monitoring range during the test period, WPL is authorized to defer the incremental over- or under-collection of fuel-related costs from electric retail customers that are outside the approved ranges. Deferral of under-collection of fuel-related costs are reduced to the extent WPL’s return on common equity during the fuel cost plan year exceeds the most recently authorized return on common equity. WPL currently believes its retail fuel-related costs expected to be incurred in 2011 will be higher than forecasted retail fuel-related costs approved by the PSCW in December 2010 resulting in an under-collection of fuel-related costs for 2011. In the first half of 2011, WPL’s under-collection of retail fuel-related costs was $4 million, of which none was deferred at June 30, 2011. WPL is currently uncertain whether any under-collected retail fuel-related costs incurred in 2011 will be eligible for deferral under this new cost recovery mechanism. Refer to “Rate Matters - WPL’s Retail Fuel-related Filings” for discussion of a 2012 fuel cost plan filed by WPL in May 2011 to increase annual electric rates beginning in January 2012 to recover anticipated increases in fuel-related costs in 2012.

Critical Accounting Policies and Estimates - A summary of Alliant Energy’s, IPL’s and WPL’s critical accounting policies and estimates is included in the 2010 Form 10-K and such policies and estimates have not changed materially from those reported in the 2010 10-K, except as described below.

Contingencies - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period regarding the future outcome of contingent events and record loss contingency amounts for any contingent events that are both probable and reasonably estimated based upon current available information. Note 11 of the “Combined Notes to Condensed Consolidated Financial Statements” provides discussion of contingencies assessed at June 30, 2011 including various pending legal proceedings that may have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition or results of operations.

Regulatory Assets and Regulatory Liabilities - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period regarding whether their regulatory assets are probable of future recovery and their regulatory liabilities are probable of future obligations. Note 1(b) of Alliant Energy’s “Combined Notes to Condensed Consolidated Financial Statements” provides details of the nature and amounts of Alliant Energy’s, IPL’s and WPL’s regulatory assets and regulatory liabilities assessed at June 30, 2011 as well as material changes to these regulatory assets and regulatory liabilities during the first half of 2011 including the impacts of the MPUC’s oral decision in June 2011 for IPL’s pending Minnesota retail electric rate case (2009 test year).

Long-Lived Assets - Alliant Energy, IPL and WPL complete assessments each reporting period regarding the recoverability of certain long-lived assets including assets not yet generating cash flows. Such assessments compare the carrying amount of the long-lived asset to the sum of the probability-weighted undiscounted cash flows expected to be generated from the long-lived asset. Impairments of long-lived assets are indicated when the carrying amount of the long-lived asset exceeds the sum of the probability-weighted undiscounted cash flows expected to be generated from such asset. Probability-weighted undiscounted cash flows are based on the probabilities of the various options being considered by management for utilization of the long-lived asset and the cash flows from each option. Cash flows expected to be generated from the long-lived assets and the probabilities of the various options require critical assumptions and judgments by management. Alliant Energy’s, IPL’s and WPL’s long-lived assets assessed at June 30, 2011 included wind turbine generators and wind sites currently expected to be used to develop future wind projects, the Minnesota retail portion of the Whispering Willow - East wind project construction costs and emission allowance intangible assets.

Franklin County Wind Project - In the second quarter of 2011, Alliant Energy decided to utilize the remaining 100 MW of wind turbine generator sets and related equipment from a master supply agreement with Vestas at Resources to build a non-regulated 100 MW wind project in Iowa, referred to as the Franklin County wind project. The undiscounted cash flows expected from the Franklin County wind project exceeded their carrying value as of June 30, 2011, resulting in no impairment in the second quarter of 2011. Changes in the estimated cash flows could result in the undiscounted cash flows being less than the carrying amount and a future material impairment. Primary factors that could have an effect on the future expected cash flows for the project include costs to construct the project, the price of energy generated from the project, and the timing and amount of tax incentives able to be generated from the project. As of June 30, 2011, the capitalized costs for the project were $115 million. The Franklin County wind project is currently expected to cost up to $235 million, excluding any capitalized interest costs.

Wind sites - In 2009, WPL purchased development rights to an approximately 100 MW wind site in Green Lake and Fond du Lac counties in Wisconsin. Due to events in the first quarter of 2011 resulting in uncertainty regarding wind siting requirements in Wisconsin and increased risks with permitting this wind site, WPL determined it would be difficult to effectively use the site for wind development. As a result, WPL recognized a $5 million impairment in the first quarter of 2011 for the amount of capitalized costs incurred for this site. Alliant Energy, IPL and WPL assessed the recoverability of their remaining undeveloped wind sites and concluded no additional impairments were required in the first half of 2011. As of June 30, 2011, these remaining undeveloped wind sites included IPL’s 200 MW of wind site capacity in Franklin County, Iowa (referred to as Whispering Willow - West) with capitalized costs of $13 million and WPL’s 200 MW of wind site capacity in Freeborn County, Minnesota (referred to as Bent Tree - Phase II) with capitalized costs of $13 million.

Whispering Willow - East Wind Project - Note 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” provides discussion of an $8 million impairment of the Minnesota retail portion of the Whispering Willow - East wind project costs in the second quarter of 2011 based on an oral decision by the MPUC in June 2011.

Emission Allowance Intangible Assets - Note 13 of the “Combined Notes to Condensed Consolidated Financial Statements” provides discussion of possible impairments of emission allowance intangible assets in the third quarter of 2011 due to the CSAPR issued by the EPA in July 2011.

Unbilled Revenues - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period to estimate their amount of unbilled revenues. At June 30, 2011 and Dec. 31, 2010, unbilled revenues related to Alliant Energy’s utility operations were $138 million ($66 million at IPL and $72 million at WPL) and $163 million ($81 million at IPL and $82 million at WPL), respectively. Note 3 of the “Combined Notes to Condensed Consolidated Financial Statements” provides discussion of IPL’s unbilled revenues as of June 30, 2011 sold to a third-party financial institution related to its sales of accounts receivable program.

Pensions and Other Postretirement Benefits - Alliant Energy, IPL and WPL make assumptions and judgments periodically to estimate the obligations and costs related to their retirement plans. Note 5(a) of the “Combined Notes to Condensed Consolidated Financial Statements” provides additional details of their retirement plans including a remeasurement of Alliant Energy’s, IPL’s and WPL’s defined benefit postretirement health care plans in the second quarter of 2011. Note 11(c) of the “Combined Notes to Condensed Consolidated Financial Statements” provides recent developments of the class action lawsuit filed against the Alliant Energy Cash Balance Pension Plan (Plan) in 2008 and details of an amendment to the Plan in the second quarter of 2011 to comply with a settlement agreement reached with the IRS, which resulted in a favorable determination letter for the Plan.

Income Taxes - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period to estimate their income tax assets, liabilities, benefits and expenses. Alliant Energy’s, IPL’s and WPL’s critical assumptions and judgments include projections of Alliant Energy’s future taxable income used to determine its ability to utilize net operating loss and credit carryforwards prior to their expiration and the interpretation of tax laws regarding uncertain tax positions. In March 2011, Alliant Energy received consent from the IRS to reflect a change in its tax accounting method for mixed service costs as part of its 2010 federal income tax return. This change will be applied retroactively to mixed service costs incurred since 1987. Alliant Energy recently completed an assessment of its eligible mixed service costs for the period from 1987 through 2009 and currently expects to include approximately $390 million ($230 million for IPL and $160 million for WPL) of mixed service costs deductions for these years in its 2010 federal income tax return. The impact of the change in tax accounting method for mixed service costs resulted in a significant increase in Alliant Energy’s federal and state net operating loss carryforwards. As of June 30, 2011, Alliant Energy’s federal and state net operating loss carryforwards are estimated at $949 million and $719 million, respectively. Based on current projections of Alliant Energy’s future taxable income, Alliant Energy currently plans to utilize substantially all of its current federal and state net operating loss carryforwards prior to their expiration. Changes in assumptions regarding Alliant Energy’s future taxable income and ability to utilize net operating loss carryforwards before they expire could have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations. Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” provides further discussion of tax matters including estimates of uncertain tax positions related to mixed service costs and $19 million of income tax benefits recognized in the second quarter of 2011 from the reversal of state operating loss valuation allowances due to Wisconsin tax legislation enacted in June 2011.

Other Future Considerations - A summary of Alliant Energy’s, IPL’s and WPL’s other future considerations is included in the 2010 Form 10-K and such considerations have not changed materially from the items reported in the 2010 Form 10-K, except as described below.

Electric Sales Projections -

Summer of 2011 Weather Conditions - In July 2011, Alliant Energy, IPL and WPL experienced significantly warmer than normal weather conditions in their service territories. The weather conditions in July 2011 are expected to result in a material increase in IPL’s and WPL’s electric sales and margins compared to July 2010 due to increased air conditioning requirements of their customers. CDDs in IPL’s and WPL’s service territories and the estimated impact on Alliant Energy’s, IPL’s and WPL’s electric margins for the month of July were as follows:

	Actual		July Normal
	July 2011	July 2010
CDD (a):
Cedar Rapids, Iowa (IPL)	399	294	236
Madison, Wisconsin (WPL)	368	307	206

(a)	CDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical CDD.

	July 2011	July 2010
Estimated electric margin impact compared to normal weather:
IPL	$15 to $17	$4
WPL	8 to 10	6

Alliant Energy	$23 to $27	$10

IPL’s Electric Transmission Service Charges - In 2008, IPL filed a FERC 206 complaint against ITC concerning certain cost components included in ITC’s 2009 proposed rates. In April 2009, FERC denied IPL’s FERC 206 complaint concluding that IPL had not presented adequate evidence that ITC’s formula rate implementation produced unjust and unreasonable rates with respect to operations and maintenance and administrative and general expenses for 2009. FERC also rejected IPL’s allegations that ITC had not been adequately forthcoming with information about its projected rates and true-up. In May 2009, IPL filed a request for rehearing with FERC. In May 2011, FERC rejected IPL’s request for rehearing. IPL does not anticipate any additional actions regarding the FERC 206 complaint filed in 2008.

Government Incentives for Wind Projects - Electric generation from IPL’s and WPL’s wind projects during the first half of 2011 were higher than expected resulting in an increase in the production tax credits generated compared to estimates previously disclosed in the 2010 Form 10-K. Current estimates of production tax credits expected to be earned in 2011 are $4 million to $5 million for WPL’s Cedar Ridge wind project, $10 million to $11 million for IPL’s Whispering Willow - East wind project and $9 million to $10 million for WPL’s Bent Tree - Phase I wind project.

ATC—In April 2011, Duke Energy Corporation and ATC announced the creation of Duke-American Transmission Co., a joint venture that is expected to build, own and operate new electric transmission infrastructure in North America. WPL currently owns a 16% ownership interest in ATC. WPL’s investment in ATC generated equity income of $37 million and cash distributions of $31 million in 2010 for Alliant Energy and WPL. Alliant Energy and WPL are currently unable to determine what impacts this joint venture will have on their future equity income and distributions from ATC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters—Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4.	CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the quarter ended June 30, 2011 pursuant to the requirements of the Securities Exchange Act of 1934. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2011.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

WPL -

Air Permitting Violation Claims - In September 2010, Sierra Club filed in U.S. District Court for the Western District of Wisconsin a complaint against WPL, as owner and operator of Nelson Dewey and Columbia, based on allegations that modifications were made at the facilities without complying with PSD program requirements, Title V Operating Permit requirements of the CAA and state regulatory counterparts contained within the Wisconsin SIP designed to implement the CAA. In October 2010, WPL responded to these claims related to Nelson Dewey and Columbia by filing with the U.S. District Court an answer denying the Columbia allegations and a motion to dismiss the Nelson Dewey allegations based on statute of limitations arguments. In November 2010, WPL filed a motion to dismiss the Nelson Dewey and Columbia allegations based on lack of jurisdiction. Sierra Club has responded to the motions. WPL and Sierra Club are currently exchanging and responding to discovery requests. The parties have requested a stay of proceedings to explore settlement options, which is pending with the U.S. District Court. The trial date has been scheduled for April 2012.

In September 2010, Sierra Club filed in U.S. District Court for the Eastern District of Wisconsin a complaint against WPL, as owner and operator of Edgewater, which contained similar allegations regarding air permitting violations at Edgewater. In the Edgewater complaint, additional allegations were made regarding violations of emission limits for visible emissions. In February 2011, WPL responded to these claims related to Edgewater by filing with the U.S. District Court an answer denying the allegations and a motion to dismiss the allegations based on lack of jurisdiction. No trial date or scheduling order has yet been set in this case.

In December 2009, the EPA sent an NOV to WPL as an owner and the operator of Edgewater, Nelson Dewey and Columbia. The NOV alleges that the owners failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin SIP.

In response to similar EPA CAA enforcement initiatives, certain utilities have elected to settle with the EPA, while others have elected to litigate. If the EPA and/or Sierra Club successfully prove their claims that projects completed in the past at Edgewater, Nelson Dewey and Columbia required either a state or federal CAA permit, WPL may, under the applicable statutes, be required to pay civil penalties in amounts of up to $37,500 per day for each violation and/or complete actions for injunctive relief. Payment of fines and/or injunctive relief could be included in a settlement outcome. Injunctive relief contained in settlements or court-ordered remedies for other utilities required the installation of pollution control technology, changed operating conditions including use of alternative fuels other than coal, caps for emissions and limitations on generation including retirement of generating units, and other supplemental environmental projects. If similar remedies are required for final resolution of these matters at Edgewater, Nelson Dewey and Columbia, Alliant Energy and WPL would incur additional capital and operating expenditures. Alliant Energy and WPL are currently reviewing the allegations and are unable to predict the impact of the allegations on their financial condition or results of operations, but believe that an adverse outcome could be significant. WPL and the other owners of Edgewater and Columbia are exploring settlement options while simultaneously defending against these allegations. Alliant Energy and WPL believe the projects at Edgewater, Nelson Dewey and Columbia were routine or not projected to increase emissions and therefore did not violate the permitting requirements of the CAA.

ITEM 1A.	RISK FACTORS

A summary of Alliant Energy’s, IPL’s and WPL’s risk factors is included in Item 1A in the 2010 Form 10-K and such risk factors have not changed materially from the items reported in the 2010 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended June 30, 2011 was as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan (a)
April 1 to April 30	4,265	$38.40	—	N/A
May 1 to May 31	2,750	40.74	—	N/A
June 1 to June 30	1,490	40.38	—	N/A

	8,505	39.50	—

(a)	Includes 3,845, 2,750 and 82 shares of Alliant Energy common stock for April 1 to April 30, May 1 to May 31, and June 1 to June 30, respectively, purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan (DCP). There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date. Also includes 420 and 1,408 shares of Alliant Energy common stock for April 1 to April 30, and June 1 to June 30, respectively, transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under equity incentive plans.

Refer to Note 6(a) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of restrictions on IPL’s and WPL’s distributions to their parent company.

ITEM 6.	EXHIBITS

The following Exhibits are filed herewith.

12.1	Ratio of Earnings to Fixed Charges for Alliant Energy

12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL

12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for WPL

31.1	Certification of the Chairman and CEO for Alliant Energy

31.2	Certification of the Vice President and CFO for Alliant Energy

31.3	Certification of the Chairman and CEO for IPL

31.4	Certification of the Vice President and CFO for IPL

31.5	Certification of the Chairman and CEO for WPL

31.6	Certification of the Vice President and CFO for WPL

32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy

32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL

32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished as Exhibit 101 to this report are the following documents formatted in Extensible Business Reporting Language (XBRL): (i) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (ii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets as of June 30, 2011 and Dec. 31, 2010; (iii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) the Combined Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 4th day of August 2011.

ALLIANT ENERGY CORPORATION

Registrant

By:	/s/ ROBERT J. DURIAN	Controller and Chief Accounting Officer
	Robert J. Durian	(Principal Accounting Officer and Authorized Signatory)

INTERSTATE POWER AND LIGHT COMPANY
Registrant

By:	/s/ ROBERT J. DURIAN	Controller and Chief Accounting Officer
	Robert J. Durian	(Principal Accounting Officer and Authorized Signatory)

WISCONSIN POWER AND LIGHT COMPANY
Registrant

By:	/s/ ROBERT J. DURIAN	Controller and Chief Accounting Officer
	Robert J. Durian	(Principal Accounting Officer and Authorized Signatory)

ALLIANT ENERGY CORPORATION

INTERSTATE POWER AND LIGHT COMPANY

WISCONSIN POWER AND LIGHT COMPANY

Exhibit Index to Quarterly Report on Form 10-Q

For the quarter ended June 30, 2011

Exhibit Number	Description

12.1	Ratio of Earnings to Fixed Charges for Alliant Energy

12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL

12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for WPL

31.1	Certification of the Chairman and CEO for Alliant Energy

31.2	Certification of the Vice President and CFO for Alliant Energy

31.3	Certification of the Chairman and CEO for IPL

31.4	Certification of the Vice President and CFO for IPL

31.5	Certification of the Chairman and CEO for WPL

31.6	Certification of the Vice President and CFO for WPL

32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy

32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL

32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished as Exhibit 101 to this report are the following documents formatted in Extensible Business Reporting Language (XBRL): (i) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (ii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets as of June 30, 2011 and Dec. 31, 2010; (iii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) the Combined Notes to Condensed Consolidated Financial Statements.