Form 10-Q
period 2011-09-30
INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2011-11-03
CIK 52485, 107832, 352541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company Filer
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No   ☒

Number of shares outstanding of each class of common stock as of September 30, 2011:

Alliant Energy Corporation	Common stock, $0.01 par value, 110,981,511 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are
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

•

developments that adversely impact their ability to implement Alliant Energy’s, IPL’s and WPL’s strategic plans, including unanticipated issues with Alliant Energy Resources, LLC’s (Resources’) construction of and selling price of the electricity output from its new 100 megawatt (MW) wind generating project, new emission control equipment for various coal-fired generating facilities of IPL and WPL, WPL’s potential purchase of the Riverside Energy Center (Riverside) or a similar facility, IPL’s potential construction of a new natural gas-fired electric generating facility in Iowa, and the potential decommissioning of certain generating facilities of IPL and WPL;

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

•	issues associated with environmental remediation efforts and with environmental compliance generally, including changing environmental laws and regulations;

•	the ability to recover through rates all environmental compliance and remediation costs, including costs for projects put on hold due to uncertainty of future environmental laws and regulations;

•

impacts of future tax benefits from deductions for repairs expenditures and mixed service costs and temporary differences from historical tax benefits from such deductions that are reversing into income tax expense in future periods;

•

sales and project execution for RMT, Inc. (RMT), the ability of RMT to maintain project margins, the successful resolution of claims against RMT, the level of growth in the wind and solar development market, and the impact of the American Recovery and Reinvestment Act of 2009, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, and future legislation on the wind and solar markets;

•	continued access to the capital markets on competitive terms and rates, and the actions of credit rating agencies;

•	inflation and interest rates;

•	financial impacts of risk hedging strategies, including the impact of weather hedges or the absence of weather hedges on earnings;

•

changes to the creditworthiness of counterparties with which Alliant Energy, IPL and WPL have contractual arrangements, including participants in the energy markets and fuel suppliers and transporters;

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

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	Alliant Energy’s ability to sustain its dividend payout ratio goal;

•	employee workforce factors, including changes in key executives, collective bargaining agreements and negotiations, work stoppages or additional restructurings;

•	impacts that storms or natural disasters in IPL’s and WPL’s service territories may have on their operations and recovery of, and rate relief for, costs associated with restoration activities;

•	access to technological developments;

•	any material post-closing adjustments related to any past asset divestitures;

•	material changes in retirement and benefit plan costs;

•	the impact of incentive compensation plans accruals;

•	the effect of accounting pronouncements issued periodically by standard-setting bodies;

•	the ability to utilize tax credits and net operating losses generated to date, and those that may be generated in the future, before they expire;

•	the ability to successfully complete tax audits and appeals with no material impact on earnings and cash flows;

•	the direct or indirect effects resulting from terrorist incidents, including cyber terrorism, or responses to such incidents; and

•

factors listed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A Risk Factors in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2010 (2010 Form 10-K).

Alliant Energy, IPL and WPL assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$796.9	$842.0	$2,037.7	$2,074.2
Gas	46.4	46.5	342.5	330.9
Other	15.8	15.9	45.8	48.9
Non-regulated	162.5	47.3	360.1	129.5

Total operating revenues	1,021.6	951.7	2,786.1	2,583.5

Operating expenses:
Utility:
Electric production fuel and energy purchases	215.3	238.8	590.0	642.4
Purchased electric capacity	80.2	86.0	205.2	221.8
Electric transmission service	88.9	77.1	242.6	210.5
Cost of gas sold	19.8	19.8	211.0	204.9
Other operation and maintenance	147.1	143.4	476.6	446.1
Non-regulated operation and maintenance	178.5	40.4	356.4	111.7
Depreciation and amortization	81.3	75.4	242.3	214.9
Taxes other than income taxes	25.4	24.2	77.1	74.9

Total operating expenses	836.5	705.1	2,401.2	2,127.2

Operating income	185.1	246.6	384.9	456.3

Interest expense and other:
Interest expense	38.7	41.9	119.7	122.2
Equity income from unconsolidated investments, net	(10.1)	(9.3)	(29.6)	(28.7)
Allowance for funds used during construction	(2.8)	(5.0)	(8.6)	(14.4)
Interest income and other	(0.7)	(0.6)	(2.3)	(0.9)

Total interest expense and other	25.1	27.0	79.2	78.2

Income from continuing operations before income taxes	160.0	219.6	305.7	378.1

Income taxes	34.1	64.1	46.1	121.8

Income from continuing operations, net of tax	125.9	155.5	259.6	256.3

Income (loss) from discontinued operations, net of tax	—	(1.8)	1.3	(2.0)

Net income	125.9	153.7	260.9	254.3

Preferred dividend requirements of subsidiaries	3.9	4.6	14.3	14.0

Net income attributable to Alliant Energy common shareowners	$122.0	$149.1	$246.6	$240.3

Weighted average number of common shares outstanding (basic) (000s)	110,647	110,469	110,613	110,415

Earnings per weighted average common share attributable to
Alliant Energy common shareowners (basic):
Income from continuing operations, net of tax	$1.10	$1.37	$2.22	$2.19
Income (loss) from discontinued operations, net of tax	—	(0.02)	0.01	(0.02)

Net income	$1.10	$1.35	$2.23	$2.17

Weighted average number of common shares outstanding (diluted) (000s)	110,695	110,544	110,668	110,495

Earnings per weighted average common share attributable to
Alliant Energy common shareowners (diluted):
Income from continuing operations, net of tax	$1.10	$1.37	$2.22	$2.19
Income (loss) from discontinued operations, net of tax	—	(0.02)	0.01	(0.02)

Net income	$1.10	$1.35	$2.23	$2.17

Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$122.0	$150.9	$245.3	$242.3
Income (loss) from discontinued operations, net of tax	—	(1.8)	1.3	(2.0)

Net income attributable to Alliant Energy common shareowners	$122.0	$149.1	$246.6	$240.3

Dividends declared per common share	$0.425	$0.395	$1.275	$1.185

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2011	December 31, 2010
	(in millions)
ASSETS
Property, plant and equipment:
Utility:
Electric plant in service	$8,103.9	$7,676.8
Gas plant in service	843.0	830.1
Other plant in service	508.4	499.2
Accumulated depreciation	(3,176.5)	(2,982.2)

Net plant	6,278.8	6,023.9
Construction work in progress:
Edgewater Generating Station Unit 5 emission controls (Wisconsin Power and Light Company)	61.5	17.2
Bent Tree—Phase I wind project (Wisconsin Power and Light Company)	—	154.5
Other	157.3	138.3
Other, less accumulated depreciation	34.9	126.0

Total utility	6,532.5	6,459.9

Non-regulated and other:
Non-regulated Generation, less accumulated depreciation	252.7	119.0
Alliant Energy Corporate Services, Inc. and other, less accumulated depreciation	152.7	151.7

Total non-regulated and other	405.4	270.7

Total property, plant and equipment	6,937.9	6,730.6

Current assets:
Cash and cash equivalents	45.7	159.3
Accounts receivable:
Customer, less allowance for doubtful accounts	198.5	120.5
Unbilled utility revenues	56.7	82.3
Other, less allowance for doubtful accounts	146.9	213.1
Income tax refunds receivable	47.4	39.3
Production fuel, at weighted average cost	96.8	122.8
Materials and supplies, at weighted average cost	61.1	61.6
Gas stored underground, at weighted average cost	47.2	48.6
Regulatory assets	92.0	109.0
Derivative assets	22.7	19.1
Prepayments and other	132.1	117.1

Total current assets	947.1	1,092.7

Investments:
Investment in American Transmission Company LLC	237.1	227.9
Other	62.1	61.3

Total investments	299.2	289.2

Other assets:
Regulatory assets	1,203.7	1,032.7
Deferred charges and other	93.4	137.7

Total other assets	1,297.1	1,170.4

Total assets	$9,481.3	$9,282.9

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30, 2011	December 31, 2010
	(in millions, except per
	share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Alliant Energy Corporation common equity:
Common stock—$0.01 par value—240,000,000 shares authorized;
110,981,511 and 110,893,901 shares outstanding	$1.1	$1.1
Additional paid-in capital	1,509.1	1,506.8
Retained earnings	1,500.2	1,394.7
Accumulated other comprehensive loss	(0.6)	(1.4)
Shares in deferred compensation trust—259,247 and 246,301 shares at a weighted average cost of $31.47 and $30.75 per share	(8.2)	(7.6)

Total Alliant Energy Corporation common equity	3,001.6	2,893.6
Cumulative preferred stock of Interstate Power and Light Company	145.1	183.8
Noncontrolling interest	1.8	2.0

Total equity	3,148.5	3,079.4
Cumulative preferred stock of Wisconsin Power and Light Company	60.0	60.0
Long-term debt, net (excluding current portion)	2,703.6	2,703.4

Total capitalization	5,912.1	5,842.8

Current liabilities:
Current maturities of long-term debt	1.4	1.3
Commercial paper	22.1	47.4
Accounts payable	314.6	336.3
Regulatory liabilities	157.9	173.7
Accrued taxes	37.8	45.3
Accrued interest	46.6	46.7
Derivative liabilities	41.3	55.3
Other	152.7	160.7

Total current liabilities	774.4	866.7

Other long-term liabilities and deferred credits:
Deferred income taxes	1,561.2	1,434.3
Regulatory liabilities	746.1	626.4
Pension and other benefit obligations	235.9	303.8
Other	251.6	208.9

Total long-term liabilities and deferred credits	2,794.8	2,573.4

Total capitalization and liabilities	$9,481.3	$9,282.9

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2011	2010
	(in millions)
Cash flows from operating activities:
Net income	$260.9	$254.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	242.3	215.9
Other amortizations	42.1	37.1
Deferred tax expense and investment tax credits	30.7	177.6
Equity income from unconsolidated investments, net	(29.6)	(28.7)
Distributions from equity method investments	24.4	24.5
Other	13.5	2.1
Other changes in assets and liabilities:
Accounts receivable	(49.7)	23.0
Sales of accounts receivable	50.0	100.0
Income tax refunds receivable	(8.1)	33.5
Regulatory assets	(191.1)	(108.4)
Accounts payable	25.9	(12.1)
Regulatory liabilities	158.5	18.6
Accrued taxes	(8.1)	(40.9)
Deferred income taxes	97.4	20.9
Non-current taxes payable	(3.8)	(66.8)
Pension and other benefit obligations	(67.9)	14.9
Other	25.3	30.1

Net cash flows from operating activities	612.7	695.6

Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(480.2)	(587.6)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(46.1)	(22.4)
Advances for customer energy efficiency projects	(4.6)	(11.3)
Collections of advances for customer energy efficiency projects	24.5	25.9
Other	—	(11.1)

Net cash flows used for investing activities	(506.4)	(606.5)

Cash flows used for financing activities:
Common stock dividends	(141.1)	(130.9)
Preferred dividends paid by subsidiaries	(12.9)	(14.0)
Payments to redeem cumulative preferred stock of Interstate Power and Light Company	(40.0)	—
Proceeds from issuance of long-term debt	0.4	500.0
Payments to retire long-term debt	(0.6)	(307.1)
Net change in short-term borrowings	(25.3)	(190.0)
Other	(0.4)	14.6

Net cash flows used for financing activities	(219.9)	(127.4)

Net decrease in cash and cash equivalents	(113.6)	(38.3)
Cash and cash equivalents at beginning of period	159.3	175.3

Cash and cash equivalents at end of period	$45.7	$137.0

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$119.0	$125.4
Income taxes, net of refunds	$(3.0)	$(6.4)
Significant noncash investing and financing activities:
Accrued capital expenditures	$27.7	$38.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in millions)
Operating revenues:
Electric utility	$443.2	$492.4	$1,097.3	$1,146.8
Gas utility	27.5	28.1	198.1	187.9
Steam and other	13.8	14.3	40.7	43.9

Total operating revenues	484.5	534.8	1,336.1	1,378.6

Operating expenses:
Electric production fuel and energy purchases	109.9	130.2	294.1	332.0
Purchased electric capacity	40.5	39.9	114.4	112.3
Electric transmission service	61.7	51.4	163.6	134.9
Cost of gas sold	12.7	13.3	126.2	119.1
Other operation and maintenance	84.8	86.9	282.0	271.1
Depreciation and amortization	45.2	44.8	134.1	131.4
Taxes other than income taxes	13.2	12.6	39.6	38.6

Total operating expenses	368.0	379.1	1,154.0	1,139.4

Operating income	116.5	155.7	182.1	239.2

Interest expense and other:
Interest expense	19.5	21.4	59.2	62.0
Allowance for funds used during construction	(1.3)	(1.1)	(4.3)	(4.8)
Interest income and other	0.1	(0.2)	(0.1)	(0.2)

Total interest expense and other	18.3	20.1	54.8	57.0

Income before income taxes	98.2	135.6	127.3	182.2

Income tax expense (benefit)	(3.2)	35.0	(2.2)	50.7

Net income	101.4	100.6	129.5	131.5

Preferred dividend requirements	3.1	3.8	11.8	11.5

Earnings available for common stock	$98.3	$96.8	$117.7	$120.0

Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2011	December 31, 2010
	(in millions)
ASSETS

Property, plant and equipment:
Electric plant in service	$4,651.9	$4,562.2
Gas plant in service	422.3	418.7
Steam plant in service	34.9	34.9
Other plant in service	249.1	245.3
Accumulated depreciation	(1,828.3)	(1,738.4)

Net plant	3,529.9	3,522.7
Construction work in progress	83.1	74.5
Other, less accumulated depreciation	19.8	106.0

Total property, plant and equipment	3,632.8	3,703.2

Current assets:
Cash and cash equivalents	0.2	5.7
Accounts receivable, less allowance for doubtful accounts	108.7	174.1
Income tax refunds receivable	19.0	19.1
Production fuel, at weighted average cost	60.8	80.1
Materials and supplies, at weighted average cost	33.2	33.5
Gas stored underground, at weighted average cost	27.8	21.8
Regulatory assets	54.5	59.0
Derivative assets	15.5	12.6
Prepayments and other	21.3	22.3

Total current assets	341.0	428.2

Investments	17.0	16.4

Other assets:
Regulatory assets	948.3	740.6
Deferred charges and other	21.6	49.2

Total other assets	969.9	789.8

Total assets	$4,960.7	$4,937.6

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30, 2011	December 31, 2010
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Interstate Power and Light Company common equity:
Common stock—$2.50 par value—24,000,000 shares authorized; 13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	873.8	974.0
Retained earnings	456.4	382.4

Total Interstate Power and Light Company common equity	1,363.6	1,389.8
Cumulative preferred stock	145.1	183.8

Total equity	1,508.7	1,573.6
Long-term debt, net	1,308.9	1,308.6

Total capitalization	2,817.6	2,882.2

Current liabilities:
Accounts payable	116.5	146.0
Accounts payable to associated companies	42.0	37.1
Regulatory liabilities	129.5	155.8
Accrued taxes	34.2	62.4
Accrued interest	23.0	22.8
Derivative liabilities	17.3	23.0
Other	26.6	35.4

Total current liabilities	389.1	482.5

Other long-term liabilities and deferred credits:
Deferred income taxes	909.9	849.0
Regulatory liabilities	584.3	472.1
Pension and other benefit obligations	72.7	110.2
Other	187.1	141.6

Total other long-term liabilities and deferred credits	1,754.0	1,572.9

Total capitalization and liabilities	$4,960.7	$4,937.6

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2011	2010
	(in millions)
Cash flows from operating activities:
Net income	$129.5	$131.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	134.1	131.4
Deferred tax expense (benefit) and investment tax credits	(31.1)	98.8
Other	17.6	8.6

Other changes in assets and liabilities:
Accounts receivable	14.3	13.8
Sales of accounts receivable	50.0	100.0
Income tax refunds receivable	0.1	17.8
Regulatory assets	(202.0)	(85.6)
Accounts payable	(2.3)	(22.5)
Accrued taxes	(28.2)	(35.1)
Regulatory liabilities	145.1	27.3
Deferred income taxes	91.5	10.4
Non-current taxes payable	0.2	(28.3)
Pension and other benefit obligations	(37.5)	13.1
Other	32.8	(2.2)

Net cash flows from operating activities	314.1	379.0

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(232.3)	(272.5)
Proceeds from sale of wind project assets to affiliate	115.3	—
Other	(15.2)	(23.7)

Net cash flows used for investing activities	(132.2)	(296.2)

Cash flows used for financing activities:
Common stock dividends	(43.7)	—
Preferred stock dividends	(10.4)	(11.5)
Capital contributions from parent	—	50.0
Repayment of capital to parent	(100.7)	(88.5)
Payments to redeem cumulative preferred stock	(40.0)	—
Proceeds from issuance of long-term debt	—	350.0
Payments to retire long-term debt	—	(206.3)
Net change in short-term borrowings	—	(190.0)
Changes in cash overdrafts	7.3	18.7
Other	0.1	(3.0)

Net cash flows used for financing activities	(187.4)	(80.6)

Net increase (decrease) in cash and cash equivalents	(5.5)	2.2
Cash and cash equivalents at beginning of period	5.7	0.4

Cash and cash equivalents at end of period	$0.2	$2.6

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$58.3	$62.2
Income taxes, net of refunds	$15.0	$(19.8)
Significant noncash investing and financing activities:
Accrued capital expenditures	$11.3	$15.5

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Operating revenues:
Electric utility	$353.7	$349.6	$940.4	$927.4
Gas utility	18.9	18.4	144.4	143.0
Other	2.0	1.6	5.1	5.0

Total operating revenues	374.6	369.6	1,089.9	1,075.4

Operating expenses:
Electric production fuel and energy purchases	105.4	108.6	295.9	310.4
Purchased electric capacity	39.7	46.1	90.8	109.5
Electric transmission service	27.2	25.7	79.0	75.6
Cost of gas sold	7.1	6.5	84.8	85.8
Other operation and maintenance	62.3	56.5	194.6	175.0
Depreciation and amortization	35.0	29.2	104.5	79.0
Taxes other than income taxes	11.0	10.3	33.1	31.4

Total operating expenses	287.7	282.9	882.7	866.7

Operating income	86.9	86.7	207.2	208.7

Interest expense and other:
Interest expense	19.9	20.0	60.0	58.5
Equity income from unconsolidated investments	(9.8)	(9.3)	(28.9)	(28.4)
Allowance for funds used during construction	(1.5)	(3.9)	(4.3)	(9.6)
Interest income and other	—	0.1	—	—

Total interest expense and other	8.6	6.9	26.8	20.5

Income before income taxes	78.3	79.8	180.4	188.2

Income taxes	26.9	29.8	59.6	71.0

Net income	51.4	50.0	120.8	117.2

Preferred dividend requirements	0.8	0.8	2.5	2.5

Earnings available for common stock	$50.6	$49.2	$118.3	$114.7

Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2011	December 31, 2010
	(in millions)
ASSETS
Property, plant and equipment:
Electric plant in service	$3,452.0	$3,114.6
Gas plant in service	420.7	411.4
Other plant in service	224.4	219.0
Accumulated depreciation	(1,348.2)	(1,243.8)

Net plant	2,748.9	2,501.2
Leased Sheboygan Falls Energy Facility, less accumulated amortization	84.7	89.4
Construction work in progress:
Edgewater Generating Station Unit 5 emission controls	61.5	17.2
Bent Tree—Phase I wind project	—	154.5
Other	74.2	63.8
Other, less accumulated depreciation	15.1	20.0

Total property, plant and equipment	2,984.4	2,846.1

Current assets:
Cash and cash equivalents	23.5	0.1
Accounts receivable:
Customer, less allowance for doubtful accounts	80.3	84.2
Unbilled utility revenues	56.7	82.3
Other, less allowance for doubtful accounts	36.5	38.1
Income tax refunds receivable	15.5	40.6
Production fuel, at weighted average cost	36.0	42.7
Materials and supplies, at weighted average cost	26.7	25.7
Gas stored underground, at weighted average cost	19.4	26.8
Regulatory assets	37.5	50.0
Prepaid gross receipts tax	29.3	38.6
Derivative assets	6.8	6.5
Prepayments and other	24.8	9.4

Total current assets	393.0	445.0

Investments:
Investment in American Transmission Company LLC	237.1	227.9
Other	19.7	20.8

Total investments	256.8	248.7

Other assets:
Regulatory assets	255.4	292.1
Deferred charges and other	47.2	57.7

Total other assets	302.6	349.8

Total assets	$3,936.8	$3,889.6

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30, 2011	December 31, 2010
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Wisconsin Power and Light Company common equity:
Common stock—$5 par value—18,000,000 shares authorized; 13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	869.0	844.0
Retained earnings	494.1	459.1

Total Wisconsin Power and Light Company common equity	1,429.3	1,369.3
Cumulative preferred stock	60.0	60.0
Long-term debt, net	1,082.1	1,081.7

Total capitalization	2,571.4	2,511.0

Current liabilities:
Commercial paper	—	47.4
Accounts payable	93.7	118.5
Accounts payable to associated companies	22.7	16.0
Regulatory liabilities	28.4	17.9
Accrued interest	18.1	21.6
Derivative liabilities	24.0	32.3
Other	29.3	38.9

Total current liabilities	216.2	292.6

Other long-term liabilities and deferred credits:
Deferred income taxes	654.8	570.4
Regulatory liabilities	161.8	154.3
Capital lease obligations—Sheboygan Falls Energy Facility	104.3	107.0
Pension and other benefit obligations	103.7	119.2
Other	124.6	135.1

Total long-term liabilities and deferred credits	1,149.2	1,086.0

Total capitalization and liabilities	$3,936.8	$3,889.6

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2011	2010
	(in millions)
Cash flows from operating activities:
Net income	$120.8	$117.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	104.5	79.0
Other amortizations	31.8	29.6
Deferred tax expense and investment tax credits	77.3	72.4
Equity income from unconsolidated investments	(28.9)	(28.4)
Distributions from equity method investments	24.4	24.5
Other	6.9	(6.2)
Other changes in assets and liabilities:
Accounts receivable	27.5	20.8
Income tax refunds receivable	25.1	26.7
Regulatory assets	10.9	(22.8)
Accounts payable	(10.0)	10.4
Regulatory liabilities	13.4	(8.7)
Derivative liabilities	(11.6)	0.8
Non-current taxes payable	(0.3)	(38.8)
Pension and other benefit obligations	(15.5)	8.1
Other	5.0	9.2

Net cash flows from operating activities	381.3	293.8

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(247.9)	(315.1)
Advances for customer energy efficiency projects	(4.6)	(11.3)
Collections of advances for customer energy efficiency projects	20.7	22.8
Other	(10.6)	(9.7)

Net cash flows used for investing activities	(242.4)	(313.3)

Cash flows from (used for) financing activities:
Common stock dividends	(83.3)	(82.2)
Preferred stock dividends	(2.5)	(2.5)
Capital contributions from parent	25.0	75.0
Proceeds from issuance of long-term debt	—	150.0
Payments to retire long-term debt	—	(100.0)
Net change in short-term borrowings	(47.4)	—
Other	(7.3)	(3.8)

Net cash flows from (used for) financing activities	(115.5)	36.5

Net increase in cash and cash equivalents	23.4	17.0
Cash and cash equivalents at beginning of period	0.1	18.5

Cash and cash equivalents at end of period	$23.5	$35.5

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$63.4	$64.5
Income taxes, net of refunds	($37.1)	$13.9
Significant noncash investing and financing activities:
Accrued capital expenditures	$15.1	$21.5

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

INTERSTATE POWER AND LIGHT COMPANY

WISCONSIN POWER AND LIGHT COMPANY

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General—The interim condensed consolidated financial statements included herein have been prepared by Alliant Energy, IPL and WPL, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Alliant Energy’s condensed consolidated financial statements include the accounts of Alliant Energy and its consolidated subsidiaries (including IPL, WPL, Resources and Alliant Energy Corporate Services, Inc. (Corporate Services)). IPL’s condensed consolidated financial statements include the accounts of IPL and its consolidated subsidiary. WPL’s condensed consolidated financial statements include the accounts of WPL and its consolidated subsidiary. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Alliant Energy’s, IPL’s and WPL’s latest combined Annual Report on Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and nine months ended Sep. 30, 2011 and 2010, the condensed consolidated financial position at Sep. 30, 2011 and Dec. 31, 2010, and the condensed consolidated statements of cash flows for the nine months ended Sep. 30, 2011 and 2010 have been made. Results for the nine months ended Sep. 30, 2011 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2011. A change in management’s estimates or assumptions could have a material impact on Alliant Energy’s, IPL’s and WPL’s respective financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(b) Regulatory Assets and Regulatory Liabilities—

Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,
	2011	2010	2011	2010	2011	2010
Tax-related	$608.8	$395.9	$589.1	$377.2	$19.7	$18.7
Pension and other postretirement benefits costs	350.8	418.9	174.7	217.4	176.1	201.5
Asset retirement obligations	65.2	49.6	48.6	33.2	16.6	16.4
Derivatives	52.1	66.8	20.6	24.0	31.5	42.8
Environmental-related costs	39.4	38.4	32.6	32.1	6.8	6.3
Emission allowances	30.0	—	30.0	—	—	—
IPL’s electric transmission service costs	27.0	33.3	27.0	33.3	—	—
Proposed base-load projects costs	23.3	27.3	16.6	18.9	6.7	8.4
Debt redemption costs	22.2	23.7	15.4	16.5	6.8	7.2
Other	76.9	87.8	48.2	47.0	28.7	40.8

	$1,295.7	$1,141.7	$1,002.8	$799.6	$292.9	$342.1

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	Sep. 30, 2011	Dec. 31, 2010	Sep. 30, 2011	Dec. 31, 2010	Sep. 30, 2011	Dec. 31, 2010
Cost of removal obligations	$403.0	$395.4	$260.0	$257.6	$143.0	$137.8
IPL’s tax benefit rider	344.3	193.5	344.3	193.5	—	—
IPL’s electric transmission assets sale	51.7	71.8	51.7	71.8	—	—
Energy conservation cost recovery	22.4	8.6	1.7	1.7	20.7	6.9
Commodity cost recovery	18.1	12.7	15.9	7.5	2.2	5.2
IPL’s Duane Arnold Energy Center (DAEC) sale	15.9	42.3	15.9	42.3	—	—
Tax-related (excl. tax benefit rider)	14.6	16.8	3.6	4.6	11.0	12.2
Emission allowances	1.9	34.4	1.9	33.9	—	0.5
Other	32.1	24.6	18.8	15.0	13.3	9.6

	$904.0	$800.1	$713.8	$627.9	$190.2	$172.2

IPL’s tax benefit rider—Alliant Energy’s and IPL’s “Tax-related” regulatory assets and “IPL’s tax benefit rider” regulatory liabilities in the above tables increased significantly during the nine months ended Sep. 30, 2011 due to the impacts of a tax accounting method change for mixed service costs. Refer to Note 4 for additional details of the mixed service costs tax accounting method change.

Pension and other postretirement benefits costs—In May 2011, Alliant Energy, IPL and WPL amended their defined benefit postretirement health care plans, which required a remeasurement of these plans. The remeasurement caused changes in previously unrecognized net actuarial losses and prior service credits for the plans that decreased “Regulatory assets” by $53 million, $35 million and $18 million on Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets, respectively, during the nine months ended Sep. 30, 2011. Refer to Note 5(a) for additional details of the plan amendment and remeasurement.

Derivatives—In accordance with IPL’s and WPL’s fuel and natural gas recovery mechanisms, prudently incurred costs from derivative instruments are recovered from customers in the future after any losses are realized and gains from derivative instruments are refunded to customers in the future after any gains are realized. Based on these recovery mechanisms, the changes in the fair value of derivative liabilities/assets resulted in comparable changes to regulatory assets/liabilities on Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets during the nine months ended Sep. 30, 2011. Refer to Note 10 for additional details of Alliant Energy’s, IPL’s and WPL’s derivative assets and derivative liabilities.

Emission allowances—

Regulatory assets—IPL entered into forward contracts in 2007 to purchase sulfur dioxide (SO2) emission allowances with vintage years of 2014 through 2017 from various counterparties for $34 million to meet future Clean Air Interstate Rule (CAIR) emission reduction standards. Any SO2 emission allowances acquired under these forward contracts may be used to meet requirements under the existing Acid Rain Program regulations or the more stringent CAIR emission reduction standards. However, any emission allowances acquired under these forward contracts are not eligible to be used for compliance requirements under the Cross-State Air Pollution Rule (CSAPR) issued by the EPA in July 2011, which supersedes existing CAIR compliance requirements effective Jan. 1, 2012. Alliant Energy and IPL have received an allocation of annual Acid Rain allowances from the EPA through 2041. Based on the current forecasted emissions from IPL’s generation fleet, the EPA-allocated allowances through 2041 are expected to be more than enough to comply with the Acid Rain program rules. As a result, Alliant Energy and IPL concluded in the third quarter of 2011 that the allowances to be acquired under these forward contracts will not be needed by IPL to comply with Acid Rain Program regulations. The current value of these allowances is nominal, which is significantly below the $34 million contract price for these allowances. As a result, Alliant Energy and IPL recognized charges of $34 million for these forward contracts in the third quarter of 2011. The $34 million obligation was recorded in “Other long-term liabilities and deferred credits” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets in the third quarter of 2011. Alliant Energy and IPL concluded that $30 million of the charges are probable of recovery from IPL’s customers and therefore were recorded to “Regulatory assets” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets in the third quarter of 2011. The remaining $4 million of charges were determined not to be probable of recovery from IPL’s customers resulting in $2 million of charges recorded to “Electric production fuel and energy purchases” and $2 million of charges recorded to “Utility—other operation and maintenance” in Alliant Energy’s and IPL’s Condensed Consolidated Statements of Income in the third quarter of 2011.

Regulatory liabilities—Refer to Note 13 for discussion of reductions to regulatory liabilities related to emission allowances impairments recorded in the third quarter of 2011 resulting from the EPA’s issuance of CSAPR in July 2011.

Proposed base-load projects costs—In accordance with the Minnesota Public Utilities Commission’s (MPUC’s) August 2011 order related to IPL’s 2009 test year Minnesota retail electric rate case, IPL was authorized to recover $2 million of previously incurred plant cancellation costs for its proposed base-load project referred to as Sutherland #4. As a result, Alliant Energy and IPL recorded a $2 million increase to “Regulatory assets” on their Condensed Consolidated Balance Sheets and a $2 million credit to “Utility—other operation and maintenance” on their Condensed Consolidated Statements of Income during the nine months ended Sep. 30, 2011.

IPL’s Whispering Willow—East wind project—In accordance with the Iowa Utilities Board’s (IUB’s) January 2011 order related to IPL’s 2009 test year Iowa retail electric rate case, IPL was authorized to utilize $23 million of “IPL’s DAEC sale” regulatory liability and $3 million of “IPL’s electric transmission assets sale” regulatory liability to offset IPL’s Whispering Willow—East wind project plant in service balance. As a result, Alliant Energy and IPL recorded reductions of $26 million in both “Electric plant in service” and “Regulatory liabilities” on their Condensed Consolidated Balance Sheets during the nine months ended Sep. 30, 2011.

IPL’s electric transmission assets sale—In accordance with the MPUC’s August 2011 order related to IPL’s 2009 test year Minnesota retail electric rate case, IPL was authorized to refund a higher amount of the gain realized from the sale of its electric transmission assets in 2007 to its Minnesota retail electric customers than previously estimated. As a result, Alliant Energy and IPL recorded a $5 million increase to “Regulatory liabilities” on their Condensed Consolidated Balance Sheets and a $5 million charge to “Utility—other operation and maintenance” on their Condensed Consolidated Statements of Income during the nine months ended Sep. 30, 2011 for the additional amount to be refunded.

In accordance with the IUB’s January 2011 order related to IPL’s 2009 test year Iowa retail electric rate case, IPL was authorized to utilize regulatory liabilities in 2011 to offset transmission service expenses related to the Iowa retail portion of 2009 under-recovered costs billed to IPL. As a result, Alliant Energy and IPL recorded reductions of $15 million in “Regulatory liabilities” on their Condensed Consolidated Balance Sheets during the nine months ended Sep. 30, 2011.

Energy conservation cost recovery—WPL collects revenues from its customers to offset certain expenditures incurred by WPL for conservation programs, including state mandated programs and WPL’s Shared Savings program. Differences between forecasted costs used to set rates and actual costs for these programs are deferred as a regulatory asset or regulatory liability. During the nine months ended Sep. 30, 2011, WPL’s forecasted costs used to set current rates exceeded actual costs for these programs, resulting in a $14 million increase to Alliant Energy’s and WPL’s “Energy conservation cost recovery” regulatory liability.

Other—Based on an assessment completed during the nine months ended Sep. 30, 2011, Alliant Energy, IPL and WPL recognized impairment charges of $7 million, $2 million and $5 million, respectively, for regulatory assets that are no longer probable of future recovery. The regulatory asset impairment charges were recorded by Alliant Energy, IPL and WPL as reductions in “Regulatory assets” on their Condensed Consolidated Balance Sheets and charges to “Utility—other operation and maintenance” on their Condensed Consolidated Statements of Income during the nine months ended Sep. 30, 2011.

(c) Utility Property, Plant and Equipment -

Franklin County Wind Project—In 2008, Alliant Energy entered into a master supply agreement with Vestas-American Wind Technology, Inc. (Vestas) to purchase 500 MW of wind turbine generator sets and related equipment. Alliant Energy utilized 400 MW of these wind turbine generator sets and related equipment to construct IPL’s Whispering Willow—East and WPL’s Bent Tree—Phase I wind projects. In the second quarter of 2011, Alliant Energy decided to utilize the remaining 100 MW of wind turbine generator sets and related equipment at Resources to build a non-regulated 100 MW wind project in Iowa, referred to as the Franklin County wind project. In the second quarter of 2011, IPL sold Resources assets for this wind project for $115.3 million, which represented IPL’s book value for progress payments to-date for the 100 MW of wind turbine generator sets and related equipment and land rights in Franklin County, Iowa. In addition, Resources assumed the remaining progress payments to Vestas for the 100 MW of wind turbine generator sets and related equipment. The Franklin County wind project is currently expected to be placed into service by the end of 2012. The sale of these wind project assets by IPL to Resources resulted in a decrease in “Utility—other property, plant and equipment” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets and an increase in “Non-regulated and other—Non-regulated Generation property, plant and equipment” on Alliant Energy’s Condensed Consolidated Balance Sheet during the nine months ended Sep. 30, 2011. The proceeds received by IPL were recorded in investing activities in IPL’s Condensed Consolidated Statement of Cash Flows during the nine months ended Sep. 30, 2011. IPL utilized the proceeds to reduce outstanding commercial paper and sales of accounts receivable, to invest in various short-term assets, and for general working capital purposes.

WPL’s Bent Tree—Phase I Wind Project—In 2009, WPL received approval from the MPUC and PSCW to construct the Bent Tree—Phase I wind project, which began generating electricity in late 2010. WPL incurred capitalized expenditures of $435 million and recognized $14 million of allowance for funds used during construction (AFUDC) for the wind project. In 2010, WPL placed $265 million of the wind project into service. During the nine months ended Sep. 30, 2011, WPL placed the remaining portion of the wind project into service, which resulted in a transfer of $184 million of capitalized project costs from “Construction work in progress—Bent Tree—Phase I wind project” to “Electric plant in service” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets during the nine months ended Sep. 30, 2011. The capitalized costs for the wind project are being depreciated using a straight-line method of depreciation over a 30-year period.

WPL’s Edgewater Unit 5 Emission Controls Project—WPL is currently installing a selective catalytic reduction (SCR) system at Edgewater Unit 5 to reduce nitrogen oxide (NOx) emissions at the generating facility. Construction began in the third quarter of 2010 and is expected to be completed prior to May 2013 when additional NOx emission reductions at Edgewater are required for WPL to comply with Wisconsin Reasonably Available Control Technology (RACT) Rule compliance deadlines. As of Sep. 30, 2011, WPL recorded capitalized expenditures of $60 million and AFUDC of $2 million for the SCR system in “Construction work in progress—Edgewater Generating Station Unit 5 emission controls” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets.

IPL’s Whispering Willow—East Wind Project —In August 2011, IPL received an order from the MPUC approving a temporary recovery rate for the Minnesota retail portion of its Whispering Willow—East wind project construction costs. In its order, the MPUC did not conclude on the prudence of these project costs. The prudence of these project costs and the final recovery rate for these costs will be addressed in a separate proceeding that is expected to be completed in 2012. The initial recovery rate approved by the MPUC is below the amount required by IPL to recover the Minnesota retail portion of its total project costs. Based on its interpretation of the order, IPL currently believes that it is probable it will not be allowed to recover all of the Minnesota retail portion of its project costs. IPL currently believes the most likely outcome of the final rate proceeding will result in the MPUC effectively disallowing recovery of approximately $8 million of project costs out of a total of approximately $30 million of project costs allocated to the Minnesota retail jurisdiction. As a result, IPL recognized an $8 million impairment related to this probable disallowance, which was recorded as a reduction to “Electric plant in service” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets and a charge to “Utility—other operation and maintenance” in Alliant Energy’s and IPL’s Consolidated Statements of Income during the nine months ended Sep. 30, 2011. This amount is subject to change until the MPUC determines the final recovery rate for these project costs.

WPL’s Green Lake and Fond du Lac Counties Wind Site—In 2009, WPL purchased development rights to an approximate 100 MW wind site in Green Lake and Fond du Lac Counties in Wisconsin. Due to events in the first quarter of 2011 resulting in uncertainty regarding wind siting requirements in Wisconsin and increased risks with permitting this wind site, WPL determined it would be difficult to effectively use the site for wind development. As a result, WPL recognized a $5 million impairment in the first quarter of 2011 for the amount of capitalized costs incurred for this site. The impairment was recorded as a reduction to “Utility—other property, plant and equipment” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets and a charge to “Utility—other operation and maintenance” in Alliant Energy’s and WPL’s Condensed Consolidated Statements of Income during the nine months ended Sep. 30, 2011.

WPL’s Edgewater Unit 5 Purchase —In March 2011, WPL purchased Wisconsin Electric Power Company’s (WEPCO’s) 25% ownership interest in Edgewater Unit 5 for $38 million. The $38 million was equal to WEPCO’s net book value of the facility and related assets at the time of the purchase. WPL now owns 100% of Edgewater Unit 5. As of the closing date, the carrying values of the assets purchased were as follows (in millions):

Electric plant in service	$84
Accumulated depreciation	(50)
Construction work in progress	2
Production fuel	1
Materials and supplies	1

$38

(d) Comprehensive Income—Alliant Energy’s comprehensive income and the components of other comprehensive income (loss), net of taxes, for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2011	2010	2011	2010
Net income	$125.9	$153.7	$260.9	$254.3
Other comprehensive income (loss), net of tax:
Unrealized losses on securities, net of tax	—	(0.2)	—	(0.4)
Pension and other postretirement benefits plans adjustments, net of tax	—	0.8	0.8	0.1

Total other comprehensive income (loss)	—	0.6	0.8	(0.3)

Comprehensive income	125.9	154.3	261.7	254.0
Preferred dividend requirements of subsidiaries	(3.9)	(4.6)	(14.3)	(14.0)

Comprehensive income attributable to
Alliant Energy common shareowners	$122.0	$149.7	$247.4	$240.0

For the three and nine months ended Sep. 30, 2011 and 2010, IPL and WPL had no other comprehensive income; therefore their comprehensive income was equal to their earnings available for common stock for such periods.

(2) UTILITY RATE CASES

IPL’s Minnesota Retail Electric Rate Case (2009 Test Year)—In May 2010, IPL filed a request with the MPUC to increase annual rates for its Minnesota retail electric customers by $15 million, or approximately 22%. The request was based on a 2009 historical test year as adjusted for certain known and measurable items at the time of the filing. The key drivers for the filing included recovery of investments in the Whispering Willow—East wind project and emission control projects at Lansing Unit 4, and recovery of increased electric transmission service costs. In conjunction with the filing, IPL implemented an interim retail rate increase of $14 million, on an annual basis, effective July 6, 2010. During the nine months ended Sep. 30, 2011 and 2010, Alliant Energy and IPL recorded $9 million and $4 million, respectively, in electric revenues from IPL’s Minnesota retail electric customers related to the interim retail electric rate increase and the reserve for rate refund discussed below. In August 2011, IPL received an order from the MPUC authorizing a final annual retail electric rate increase equivalent to $11 million. The final annual retail electric rate increase of $11 million includes $8 million of higher base rates, $2 million from the renewable energy rider and $1 million from the utilization of regulatory liabilities to offset higher electric transmission service costs. As of Sep. 30, 2011, Alliant Energy and IPL reserved $3 million, including interest, for refunds anticipated to be paid to IPL’s Minnesota retail electric customers in 2012 in accordance with the MPUC’s August 2011 order. Refer to Note 1(b) for discussion of changes to regulatory assets and regulatory liabilities during the nine months ended Sep. 30, 2011 based on the MPUC’s decisions to provide IPL’s retail electric customers in Minnesota additional refunds from the gain on the sale of electric transmission assets in 2007 and to provide IPL recovery of $2 million of previously incurred costs for Sutherland #4. Refer to Note 1(c) for discussion of an impairment recognized during the nine months ended Sep. 30, 2011 based on the MPUC’s decision regarding the recovery of Whispering Willow—East wind project costs.

IPL’s Iowa Retail Electric Rate Case (2009 Test Year)—In March 2010, IPL filed a request with the IUB to increase annual rates for its Iowa retail electric customers. The request was based on a 2009 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of investments in the Whispering Willow—East wind project and emission control projects at Lansing Unit 4, and recovery of increased electric transmission service costs. In conjunction with the filing, IPL implemented an interim retail electric rate increase of $119 million, on an annual basis, effective March 20, 2010. During the nine months ended Sep. 30, 2011 and 2010, Alliant Energy and IPL recorded $95 million and $72 million, respectively, in electric revenues from IPL’s Iowa retail electric customers related to the retail electric rate increase and the rate refund discussed below. In February 2011, IPL received an order from the IUB authorizing a final annual retail electric rate increase of $114 million, or approximately 10%. In 2011, IPL refunded $5 million, including interest, to its retail electric customers in Iowa.

WPL’s Retail Fuel-related Rate Case (2012 Test Year)—In May 2011, WPL filed a request with the PSCW to increase annual retail electric rates by $13 million to recover anticipated increases in retail fuel-related costs in 2012 due to higher purchased power energy costs and emission compliance costs. In July 2011, the EPA issued CSAPR, which requires SO2 and NOx emissions reductions from IPL’s and WPL’s fossil-fueled electric generating units (EGUs) with greater than 25 MW of capacity located in Iowa, Minnesota and Wisconsin beginning in 2012. After evaluating CSAPR, in August 2011, WPL revised its request for an annual retail electric rate increase to $20 million to reflect higher emission compliance costs. Any rate changes granted from this request are expected to be effective on Jan. 1, 2012.

WPL’s Retail Electric Rate Case (2011 Test Year)—In April 2010, WPL filed a request with the PSCW to reopen the rate order for its 2010 test year to increase annual retail electric rates for 2011. The request was based on a forward-looking test period that included 2011. The key drivers for the filing included recovery of investments in WPL’s Bent Tree—Phase I wind project and expiring deferral credits, partially offset by lower variable fuel expenses. In December 2010, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $8 million, or approximately 1%, effective Jan. 1, 2011. This $8 million increase in annual rates effective Jan. 1, 2011, combined with the termination of the $9 million interim fuel-related rate increase effective Dec. 31, 2010, resulted in a net $1 million decrease in annual retail electric rates charged to customers effective January 2011. Refer to “WPL’s Retail Fuel-related Rate Case (2010 Test Year)” below for additional details of the interim fuel-related rate increase implemented in 2010 and a $5 million reduction to the 2011 test year base rate increase for refunds owed to retail electric customers related to interim fuel cost collections in 2010.

WPL’s Retail Fuel-related Rate Case (2010 Test Year)—In April 2010, WPL filed a request with the PSCW to increase annual retail electric rates by $9 million to recover anticipated increased electric production fuel and energy purchases (fuel-related costs) in 2010. Actual fuel-related costs through March 2010, combined with projections of continued higher fuel-related costs for the remainder of 2010, significantly exceeded the amounts being recovered in retail electric rates at the time of the filing. WPL received approval from the PSCW to implement an interim rate increase of $9 million, on an annual basis, effective in June 2010. Updated annual 2010 fuel-related costs during the proceeding resulted in WPL no longer qualifying for a fuel-related rate increase for 2010. In December 2010, the PSCW issued an order authorizing no increase in retail electric rates in 2010 related to fuel-related costs and required the interim rate increase to terminate at the end of 2010. The order also authorized WPL to use $5 million of the interim fuel rates collected in 2010 as a reduction to the 2011 test year base rate increase. As of Sep. 30, 2011, Alliant Energy’s and WPL’s remaining reserves were $2 million, including interest, for interim fuel cost collections in 2010.

Refer to Note 1(b) for discussion of various other rate matters.

(3) RECEIVABLES

(a) Sales of Accounts Receivable—Effective April 1, 2010, IPL entered into an amended and restated Receivables Purchase and Sale Agreement (Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third-party financial institution through wholly-owned and consolidated special purpose entities. In March 2011, IPL extended through March 2012 the purchase commitment from the third-party financial institution to which it sells its receivables. In exchange for the receivables sold, IPL will receive from the third-party financial institution cash proceeds (based on seasonal limits up to $160 million), and deferred proceeds recorded in “Accounts receivable” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets.

As of Sep. 30, 2011 and Dec. 31, 2010, IPL sold $204.3 million and $219.6 million aggregate amounts of receivables, respectively. IPL’s maximum and average outstanding cash proceeds, and costs incurred related to the sales of accounts receivable program for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2011	2010	2011	2010
Maximum outstanding aggregate cash proceeds (based on daily outstanding balances)	$160.0	$155.0	$160.0	$160.0
Average outstanding aggregate cash proceeds (based on daily outstanding balances)	125.4	89.3	114.0	76.0
Costs incurred	0.3	0.3	1.1	1.0

The attributes of IPL’s receivables sold under the Agreement were as follows (in millions):

	Sep. 30, 2011	Dec. 31, 2010
Customer accounts receivable	$139.8	$133.0
Unbilled utility revenues	54.8	80.9
Other receivables	9.7	5.7

Receivables sold	204.3	219.6
Less: cash proceeds (a)	115.0	65.0

Deferred proceeds	89.3	154.6
Less: allowance for doubtful accounts	1.9	1.7

Fair value of deferred proceeds	$87.4	$152.9

Outstanding receivables past due	$16.4	$14.1

(a)	Changes in cash proceeds during the nine months ended Sep. 30, 2011 are recorded in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s Condensed Consolidated Statements of Cash Flows.

Additional attributes of IPL’s receivables sold under the Agreement for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2011	2010	2011	2010
Collections reinvested in receivables	$482.3	$518.4	$1,367.8	$925.5
Credit losses, net of recoveries	3.4	3.1	7.9	4.9

(b) Customer Accounts Receivable— Alliant Energy’s RMT business accounts for revenues under the percentage of completion method for the majority of its renewable energy projects and the related accounts receivable are recognized at original invoice amount. Revenues recognized but not yet invoiced are recorded as unbilled revenue. Due to the large project volume RMT has experienced in 2011, RMT’s customer accounts receivable and unbilled revenues have significantly increased in 2011. As of Sep. 30, 2011 and Dec. 31, 2010, RMT’s total customer accounts receivable and unbilled revenues were $107 million and $26 million, respectively, and were recorded in “Accounts receivable—customer” on Alliant Energy’s Condensed Consolidated Balance Sheets.

(4) INCOME TAXES

Income Tax Rates—The provision for income taxes for earnings from continuing operations is based on an estimated annual effective tax rate that excludes the impact of significant unusual or infrequently occurring items, discontinued operations or extraordinary items. The effective tax rates for Alliant Energy, IPL and WPL differ from the federal statutory rate of 35% generally due to impacts of enacted tax legislation, effects of utility rate making, including the tax benefit rider, tax credits, state income taxes and certain non-deductible expenses. The income tax rates shown in the following table for the three and nine months ended Sep. 30 were computed by dividing income taxes by income from continuing operations before income taxes.

	Three Months		Nine Months
	2011	2010	2011	2010
Alliant Energy	21.3%	29.2%	15.1%	32.2%
IPL	(3.3%)	25.8%	(1.7%)	27.8%
WPL	34.4%	37.3%	33.0%	37.7%

Tax Benefit Rider - In January 2011, the IUB approved a tax benefit rider proposed by IPL, which utilizes tax-related regulatory liabilities to credit bills of Iowa retail electric customers beginning in February 2011 to help offset the impact of the recent rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs, mixed service costs and allocation of insurance proceeds from the floods in 2008. Alliant Energy’s and IPL’s effective tax rates for the three and nine months ended Sep. 30, 2011 include the impact of reducing income tax expense with offsetting reductions to regulatory liabilities as a result of implementing the tax benefit rider. The tax impacts of the tax benefit rider are currently expected to decrease Alliant Energy’s and IPL’s 2011 annual income tax rates for continuing operations by 8.7% and 25.4%, respectively.

Wisconsin Tax Legislation—In June 2011, the 2011 Wisconsin Act 32 (Act 32) was enacted. The most significant provision of Act 32 for Alliant Energy authorizes combined groups to share net operating loss carryforwards that were incurred by group members prior to Jan. 1, 2009 and utilize these shared net operating losses over 20 years beginning after Dec. 31, 2011. Based on this provision of Act 32, Alliant Energy now anticipates its Wisconsin combined group will be able to fully utilize $368 million of Wisconsin net operating losses incurred by Alliant Energy and Resources prior to Jan. 1, 2009 to offset future taxable income and therefore reversed previously recorded deferred tax asset valuation allowances related to state net operating loss carryforwards of $18.9 million in the second quarter of 2011. The income tax benefits recognized in the second quarter of 2011 from Act 32 decreased Alliant Energy’s income tax rate for continuing operations by 6.2% for the nine months ended Sep. 30, 2011.

Federal Health Care Legislation—In March 2010, the Patient Protection and Affordable Care Act, and the Health Care and Education Reconciliation Act of 2010 (Federal Health Care Legislation) were enacted. One of the most significant provisions of the Federal Health Care Legislation for Alliant Energy, IPL and WPL requires a reduction in their tax deductions for retiree health care costs beginning in 2013, to the extent their drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. The reduction in the future deductibility of retiree health care costs accrued as of Dec. 31, 2009 required Alliant Energy, IPL and WPL to record deferred income tax expense of $7.1 million, $3.7 million and $3.1 million, respectively, in the first quarter of 2010. These income tax expenses recognized in the first quarter of 2010 increased Alliant Energy’s, IPL’s and WPL’s income tax rates for continuing operations for the nine months ended Sep. 30, 2010 by 1.9%, 2.0% and 1.6%, respectively.

Federal Tax Audits—In September 2010, the Internal Revenue Service (IRS) completed the audits of Alliant Energy’s U.S. federal income tax returns for calendar years 2005 through 2008. The net impact of the completion of these audits and reversal of reserves for uncertain tax positions related to those audits resulted in Alliant Energy and IPL recognizing net income tax benefits in the third quarter of 2010 of $6.5 million and $5.1 million, respectively. These net income tax benefits recognized in the third quarter of 2010 decreased Alliant Energy’s and IPL’s income tax rates for continuing operations for the three months ended Sep. 30, 2010 by 3.0% and 3.8%, respectively, and for the nine months ended Sep. 30, 2010 by 1.7% and 2.8%, respectively. The net impact of the completion of these audits and reversal of reserves for uncertain tax positions related to those audits did not have a material impact on WPL’s income tax rates for the three and nine months ended Sep. 30, 2010.

Production Tax Credits—Alliant Energy has three wind projects that are currently generating production tax credits: WPL’s 68 MW Cedar Ridge wind project, which began generating electricity in late 2008; IPL’s 200 MW Whispering Willow - East wind project, which began generating electricity in late 2009; and WPL’s 200 MW Bent Tree—Phase I wind project, which began generating electricity in late 2010. For the three and nine months ended Sep. 30, production tax credits (net of state tax impacts) resulting from these wind projects were as follows (in millions):

	Three Months		Nine Months
	2011	2010	2011	2010
Cedar Ridge (WPL)	$0.6	$0.4	$3.2	$2.4
Bent Tree—Phase I (WPL)	1.4	—	6.7	—

Subtotal (WPL)	2.0	0.4	9.9	2.4
Whispering Willow—East (IPL)	1.8	1.0	8.2	4.5

	$3.8	$1.4	$18.1	$6.9

Deferred Tax Assets and Liabilities—During the nine months ended Sep. 30, 2011, Alliant Energy’s, IPL’s and WPL’s non-current deferred tax liabilities recognized in “Deferred income taxes” on their Condensed Consolidated Balance Sheets increased $127 million, $61 million and $84 million, respectively. The increases in deferred tax liabilities were primarily related to property-related temporary differences recorded during the nine months ended Sep. 30, 2011 from bonus depreciation deductions available in 2011 and a tax accounting method change for mixed service costs. These items were partially offset by increases in deferred tax assets recorded during the nine months ended Sep. 30, 2011 as a result of increasing federal and state net operating loss carryforwards primarily due to the tax accounting method change related to mixed service costs and bonus depreciation, and the reversal of $18.9 million of deferred tax asset valuation allowances related to state net operating loss carryforwards in the second quarter of 2011.

Bonus Depreciation Deductions—In 2010, the Small Business Jobs Act of 2010 (SBJA) and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the Act) were enacted. The most significant provisions of the SBJA and the Act for Alliant Energy, IPL and WPL are related to the extension of bonus depreciation deductions for certain expenditures for property that are placed in service through Dec. 31, 2012. Based on capital projects expected to be placed into service in 2011, Alliant Energy currently estimates its total bonus depreciation deductions to be claimed in its 2011 federal income tax return will be approximately $580 million ($220 million for IPL and $360 million for WPL).

Mixed Service Costs Deductions—In 2010, Alliant Energy filed a request with the IRS for a change in its tax accounting method for mixed service costs. In March 2011, Alliant Energy received consent from the IRS to reflect this change as part of its 2010 federal income tax return. The change allows Alliant Energy to currently deduct a portion of its mixed service costs, which have historically been capitalized for tax purposes. This change was applied retroactively to mixed service costs incurred since 1989. Alliant Energy recently completed an assessment of its eligible mixed service costs for the period from 1989 through 2010 and included $247 million ($141 million for IPL and $106 million for WPL) of mixed service costs deductions for these years in its 2010 federal income tax return.

Carryforwards—At Sep. 30, 2011, Alliant Energy’s net operating loss carryforwards and associated deferred tax assets were estimated as follows (in millions):

	Carryforward Amount	Deferred Tax Assets (a)
Federal net operating losses	$860	$295
State net operating losses	623	32

(a)	The gross net operating losses are offset by uncertain tax positions that if lost, will be settled in a reduction of net operating losses and not with tax payments. Alliant Energy’s, IPL’s and WPL’s deferred tax assets related to federal and state net operating losses, net of offsets, were $272 million, $108 million and $116 million, respectively.

Uncertain Tax Positions—It is reasonably possible that Alliant Energy, IPL and WPL could have material changes to their unrecognized tax benefits during the 12 months ending Sep. 30, 2012 if the IRS completes its audit of repairs expenditures during this period.

Regulatory Assets and Regulatory Liabilities—During the nine months ended Sep. 30, 2011, IPL recognized significant tax benefits as a result of a tax accounting method change for mixed service costs. IPL expects to refund tax benefits realized from expensing mixed service costs to its Iowa retail customers in the future through the tax benefit rider approved by the IUB. The tax benefits from the tax accounting method change for mixed service costs were recorded as increases to current and non-current regulatory liabilities of $21 million and $148 million, respectively, on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets during the nine months ended Sep. 30, 2011. Alliant Energy and IPL also recorded an increase to their non-current regulatory assets of $169 million during the nine months ended Sep. 30, 2011 to reflect the benefit IPL expects to receive from its Iowa retail customers in the future as the temporary differences associated with the mixed service costs reverse into current tax expense.

(5) BENEFIT PLANS

(a)	Pension and Other Postretirement Benefits Plans -

Net Periodic Benefit Costs—The components of Alliant Energy’s, IPL’s and WPL’s net periodic benefit costs (credits) for their defined benefit pension and other postretirement benefits plans for the three and nine months ended Sep. 30 were as follows (in millions):

Alliant Energy	Defined Benefit Pension Plans				Other Postretirement Benefits Plans (a)
	Three Months		Nine Months		Three Months		Nine Months
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$2.9	$3.0	$8.6	$9.0	$1.6	$2.2	$5.4	$7.0
Interest cost	13.0	13.1	39.0	39.3	2.8	3.5	9.5	11.4
Expected return on plan assets	(15.9)	(15.6)	(47.8)	(46.6)	(2.0)	(1.9)	(5.9)	(5.8)
Amortization of:
Transition obligation	—	—	—	—	—	—	—	0.1
Prior service cost (credit)	0.2	0.2	0.6	0.6	(3.4)	(1.2)	(6.6)	(1.3)
Actuarial loss	5.2	5.9	15.7	17.9	1.2	2.2	4.0	5.3
Additional benefit costs (b)	1.3	—	10.2	—	—	—	—	—
Settlement losses (c)	1.1	1.4	1.1	1.4	—	—	—	—

	$7.8	$8.0	$27.4	$21.6	$0.2	$4.8	$6.4	$16.7

	Qualified Defined Benefit Pension Plans				Other Postretirement Benefits Plans (a)
	Three Months		Nine Months		Three Months		Nine Months
IPL	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$1.5	$1.5	$4.6	$4.6	$0.6	$0.8	$2.0	$2.6
Interest cost	4.2	4.2	12.5	12.4	1.3	1.6	4.3	5.2
Expected return on plan assets	(5.0)	(4.9)	(15.0)	(14.6)	(1.4)	(1.3)	(4.0)	(4.0)
Amortization of:
Transition obligation	—	—	—	—	—	—	—	0.1
Prior service cost (credit)	0.2	0.2	0.4	0.5	(1.8)	(0.5)	(3.3)	(0.6)
Actuarial loss	1.4	1.8	4.3	5.4	0.7	1.2	2.2	2.8

	$2.3	$2.8	$6.8	$8.3	($0.6)	$1.8	$1.2	$6.1

	Qualified Defined Benefit Pension Plan				Other Postretirement Benefits Plans (a)
	Three Months		Nine Months		Three Months		Nine Months
WPL	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$1.1	$1.2	$3.4	$3.6	$0.7	$0.9	$2.2	$2.7
Interest cost	4.1	3.9	12.1	11.8	1.1	1.3	3.7	4.2
Expected return on plan assets	(5.0)	(4.8)	(15.0)	(14.3)	(0.3)	(0.4)	(1.0)	(1.0)
Amortization of:
Prior service cost (credit)	0.1	0.2	0.4	0.4	(1.1)	(0.2)	(2.2)	(0.2)
Actuarial loss	1.8	2.2	5.3	6.4	0.5	0.7	1.6	1.7

	$2.1	$2.7	$6.2	$7.9	$0.9	$2.3	$4.3	$7.4

(a)	In May 2011, Alliant Energy, IPL and WPL amended their defined benefit postretirement health care plans resulting in a revision to the method and level of coverage provided for participants more than 65 years of age. This amendment was determined to be a significant event, which required Alliant Energy, IPL and WPL to remeasure their defined benefit postretirement health care plans in May 2011. The remeasurement resulted in a decrease in Alliant Energy’s postretirement benefit obligations of $64 million ($38 million for IPL, $16 million for WPL and $10 million for Corporate Services) with the impact of the remeasurement on net periodic benefit costs being recognized prospectively from the remeasurement date. The impact of the remeasurement decreased Alliant Energy’s, IPL’s and WPL’s net periodic benefit costs by $4.3 million, $2.7 million and $1.4 million during the three months ended Sep. 30, 2011, respectively, and $7.1 million, $4.5 million, and $2.4 million during the nine months ended Sep. 30, 2011, respectively. The discount rate used for the remeasurement was 5.20%. All other assumptions used for the remeasurement were consistent with the measurement assumptions used at Dec. 31, 2010.
(b)	Alliant Energy reached an agreement with the IRS, which resulted in a favorable determination letter for the Alliant Energy Cash Balance Pension Plan (Plan) during the first quarter of 2011. The agreement with the IRS required Alliant Energy to amend the Plan, which was completed in the second quarter of 2011 resulting in aggregate additional benefits of $10.2 million to be paid to certain former participants in the Plan in the second half of 2011. Alliant Energy recognized $1.3 million and $10.2 million of additional benefits costs during the three and nine months ended Sep. 30, 2011, respectively, related to these benefits. Refer to Note 11(c) for additional information regarding the Plan.
(c)	For both the three and nine months ended Sep. 30, 2011 and 2010, settlement losses of $1.1 million and $1.4 million, respectively, related to payments made to retired executives.

In the above tables for IPL and WPL, the qualified defined benefit pension plans costs represent only those respective costs for bargaining unit employees of IPL and WPL covered under the plans that are sponsored by IPL and WPL, respectively. The other postretirement benefits costs represent costs for all IPL and WPL employees. Corporate Services provides services to IPL and WPL, and as a result, IPL and WPL are allocated pension and other postretirement benefits costs (credits) associated with Corporate Services employees. The following table includes qualified pension benefits costs for IPL’s and WPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated qualified pension and other postretirement benefits costs (credits) associated with Corporate Services employees providing services to IPL and WPL for the three and nine months ended Sep. 30 (in millions):

	Qualified Pension Benefits Costs (a)				Other Postretirement Benefits Costs (Credits)
	Three Months		Nine Months		Three Months		Nine Months
	2011	2010	2011	2010	2011	2010	2011	2010
IPL	$0.7	$—	$6.0	$—	$—	$0.4	$0.4	$1.7
WPL	0.5	0.1	3.8	0.5	(0.1)	0.3	0.2	1.1

(a)	For the three and nine months ended Sep. 30, 2011, additional qualified pension benefits costs resulting from the second quarter 2011 amendment to the Cash Balance Pension Plan allocated to IPL were $0.8 million and $6.3 million, respectively, and to WPL were $0.4 million and $3.4 million, respectively.

Alliant Energy sponsors several non-qualified defined benefit pension plans that cover certain current and former key employees. The pension costs allocated to IPL and WPL for these plans for the three and nine months ended Sep. 30 were as follows (in millions):

	IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2011	2010	2011	2010	2011	2010	2011	2010
Pension costs	$1.3	$1.5	$2.5	$3.0	$0.8	$1.0	$1.5	$1.8

Estimated Future and Actual Employer Contributions—Alliant Energy’s, IPL’s, and WPL’s estimated and actual funding for the qualified defined benefit pension, non-qualified defined benefit pension and other postretirement benefits plans for 2011 are as follows (in millions):

	Estimated for Calendar Year 2011					Actual Through Sep. 30, 2011
	Alliant Energy	IPL		WPL		Alliant Energy	IPL		WPL
Qualified defined benefit pension plans	$10	$—		$—		$9	$—		$—
Non-qualified defined benefit pension plans	7	(a	)	(a	)	6	(a	)	(a	)
Other postretirement benefits plans	9	3		5		7	2		4

(a)	Alliant Energy sponsors several non-qualified defined benefit pension plans that cover certain current and former key employees of IPL and WPL. Alliant Energy allocates pension costs to IPL and WPL for these plans.

Alliant Energy Cash Balance Pension Plan (Plan)—Refer to Note 11(c) for discussion of a class action lawsuit filed against the Plan in 2008 and the IRS review of the tax qualified status of the Plan.

401(k) Savings Plans—A significant number of Alliant Energy, IPL and WPL employees participate in defined contribution retirement plans (401(k) savings plans). For the three and nine months ended Sep. 30, Alliant Energy’s, IPL’s and WPL’s costs related to the 401(k) savings plans, which are partially based on the participants’ level of contribution, were as follows (in millions):

	Alliant Energy				IPL (a)				WPL (a)
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
401(k) costs	$4.5	$4.4	$14.5	$13.9	$2.2	$2.1	$7.1	$6.6	$2.0	$2.2	$6.6	$6.8

(a)	IPL’s and WPL’s amounts include allocated costs associated with Corporate Services employees.

(b) Equity Incentive Plans—A summary of compensation expense and the related income tax benefits recognized for share-based compensation awards for the three and nine months ended Sep. 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Compensation expense	$0.1	$2.6	$4.9	$6.2	$0.1	$1.4	$2.7	$3.3	$0.1	$1.1	$2.0	$2.5
Income tax benefits	0.1	1.1	2.0	2.5	0.1	0.5	1.1	1.3	—	0.4	0.8	1.0

As of Sep. 30, 2011, total unrecognized compensation cost related to share-based compensation awards was $12.9 million, which is expected to be recognized over a weighted average period of between one and two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is primarily recorded in “Utility—other operation and maintenance” in the Condensed Consolidated Statements of Income.

Performance Shares and Units—Alliant Energy anticipates making future payouts of its performance shares and units in cash; therefore, performance shares and units are accounted for as liability awards.

Performance Shares—A summary of the performance shares activity for the nine months ended Sep. 30 was as follows:

	2011	2010
	Shares (a)	Shares (a)
Nonvested shares, Jan. 1	234,518	256,579
Granted	64,217	72,487
Vested (b)	(57,838)	—
Forfeited (c)	(3,918)	(83,786)

Nonvested shares, Sep. 30	236,979	245,280

(a)	Share amounts represent the target number of performance shares. Each performance share’s value is based on the price of one share of Alliant Energy’s common stock at the end of the performance period. The actual number of shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares.
(b)	In the first quarter of 2011, 57,838 performance shares granted in 2008 vested at 75% of the target, resulting in a payout valued at $1.6 million, which consisted of a combination of cash and common stock (1,387 shares).
(c)	In the first quarter of 2010, 57,100 performance shares granted in 2007 were forfeited without payout because the specified performance criteria for such shares were not met. The remaining forfeitures during the nine months ended Sep. 30, 2011 and 2010 were primarily caused by retirements and voluntary terminations of participants.

Performance Units—A summary of the performance unit activity for the nine months ended Sep. 30 was as follows:

	2011	2010
	Units (a)	Units (a)
Nonvested units, Jan. 1	23,128	—
Granted	23,975	23,795
Forfeited	(4,107)	(667)

Nonvested units, Sep. 30	42,996	23,128

(a)	Unit amounts represent the target number of performance units. Each performance unit’s value is based on the average price of one share of Alliant Energy’s common stock on the grant date of the award. The actual payout for performance units is dependent upon actual performance and may range from zero to 200% of the target number of units.

Fair Value of Awards—Information related to fair values of nonvested performance shares and units at Sep. 30, 2011, by year of grant, were as follows:

	Performance Shares			Performance Units
	2011 Grant	2010 Grant	2009 Grant	2011 Grant	2010 Grant
Nonvested awards	62,170	62,829	111,980	22,279	20,717
Alliant Energy common stock closing price on Sep. 30, 2011	$38.68	$38.68	$38.68
Alliant Energy common stock average price on grant date				$38.75	$32.56
Estimated payout percentage based on performance criteria	97%	133%	131%	97%	133%
Fair values of each nonvested award	$37.52	$51.44	$50.67	$37.59	$43.30

At Sep. 30, 2011, fair values of nonvested performance shares and units were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

Restricted Stock—Restricted stock issued consists of time-based and performance-contingent restricted stock.

Time-based restricted stock—A summary of the time-based restricted stock activity for the nine months ended Sep. 30 was as follows:

	2011		2010
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, Jan. 1	70,033	$32.27	125,349	$32.47
Granted during first quarter	5,000	39.86	—	—
Vested	(38,633)	34.60	(51,736)	32.87
Forfeited	(600)	29.41	(1,300)	32.78

Nonvested shares, Sep. 30	35,800	30.87	72,313	32.18

Performance-contingent restricted stock—A summary of the performance-contingent restricted stock activity for the nine months ended Sep. 30 was as follows:

	2011		2010
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, Jan. 1	296,190	$32.32	226,007	$32.25
Granted during first quarter	64,217	38.75	72,487	32.56
Vested	(53,274)	37.93	—	—
Forfeited	(5,395)	38.00	(2,304)	32.56

Nonvested shares, Sep. 30	301,738	32.60	296,190	32.32

Non-qualified Stock Options—A summary of the stock option activity for the nine months ended Sep. 30 was as follows:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, Jan. 1	163,680	$24.51	384,331	$27.02
Exercised	(62,481)	27.10	(151,693)	28.34
Expired	—	—	(29,218)	28.59

Outstanding and exercisable, Sep. 30	101,199	22.92	203,420	25.81

The weighted average remaining contractual term for options outstanding and exercisable at Sep. 30, 2011 was between one and two years. The aggregate intrinsic value of options outstanding and exercisable at Sep. 30, 2011 was $1.6 million.

Other information related to stock option activity for the three and nine months ended Sep. 30 was as follows (in millions):

	Three Months		Nine Months
	2011	2010	2011	2010
Cash received from stock options exercised	$0.1	$2.0	$1.7	$4.3
Aggregate intrinsic value of stock options exercised	—	0.4	0.8	0.9
Income tax benefit from the exercise of stock options	—	0.1	0.3	0.3

Performance Contingent Cash Awards—A summary of the performance contingent cash awards activity for the nine months ended Sep. 30 was as follows:

	2011	2010
	Awards	Awards
Nonvested awards, Jan. 1	23,428	—
Granted	23,975	23,795
Forfeited	(727)	(367)

Nonvested awards, Sep. 30	46,676	23,428

(6) COMMON EQUITY AND PREFERRED STOCK

(a)	Common Equity

Common Share Activity—A summary of Alliant Energy’s common stock activity during the nine months ended Sep. 30, 2011 was as follows:

Shares outstanding, Jan. 1	110,893,901
Equity incentive plans (Note 5(b))	127,090
Other (a)	(39,480)

Shares outstanding, Sep. 30	110,981,511

(a)	Includes shares transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the equity incentive plans.

Dividend Restrictions—As of Sep. 30, 2011, IPL’s amount of retained earnings that were free of dividend restrictions was $315 million. As of Sep. 30, 2011, WPL’s amount of retained earnings that were free of dividend restrictions was $29 million for the remainder of 2011.

Restricted Net Assets of Subsidiaries—As of Sep. 30, 2011, the amount of net assets of IPL and WPL that were not available to be transferred to their parent company, Alliant Energy, in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $1.0 billion and $1.4 billion, respectively.

Capital Transactions with Subsidiaries—During the nine months ended Sep. 30, 2011, WPL and Resources received capital contributions of $25.0 million and $65.0 million, respectively, from their parent company, Alliant Energy. During the nine months ended Sep. 30, 2011, IPL and WPL paid common stock dividends and repayments of capital to their parent as follows (in millions):

	IPL	WPL
Common stock dividends to Alliant Energy	$43.7	$83.3
Repayments of capital to Alliant Energy	100.7	—

In July 2008, the Federal Energy Regulatory Commission (FERC) issued an order allowing IPL to pay up to $400 million in common equity distributions from additional paid-in capital, rather than retained earnings. As of Sep. 30, 2011, IPL did not have any remaining authority under this FERC order.

(b) Preferred Stock—In April 2011, IPL redeemed all 1,600,000 outstanding shares of its 7.10% Series C Cumulative Preferred Stock at par value for $40.0 million plus accrued and unpaid dividends to the redemption date. Alliant Energy and IPL recorded a $1.5 million charge during the nine months ended Sep. 30, 2011 related to this transaction in “Preferred dividend requirements” in their Condensed Consolidated Statements of Income. Refer to Note 9 for information on the fair value of Alliant Energy’s cumulative preferred stock of subsidiaries.

(7) SHORT-TERM DEBT

Information regarding commercial paper issued under Alliant Energy’s, IPL’s and WPL’s credit facilities and other short-term borrowings was as follows (dollars in millions; Not Applicable (N/A)):

At Sep. 30, 2011	Alliant Energy (Consolidated)	Parent Company	IPL	WPL
Commercial paper:
Amount outstanding	$22.1	$22.1	$—	$—
Remaining maturity	3 days	3 days	N/A	N/A
Interest rates	0.38%	0.38%	N/A	N/A
Available credit facility capacity	$600.9	$73.8	$287.5	$239.6

	Alliant Energy		IPL		WPL
	2011	2010	2011	2010	2011	2010
Three months ended Sep. 30
Maximum amount of total short-term debt outstanding (based on daily outstanding balances)	$22.1	$—	$18.0	$11.3	$—	$—
Average amount of total short-term debt outstanding (based on daily outstanding balances)	$2.6	$—	$1.7	$0.3	$—	$—
Weighted average interest rates—total short-term debt	0.37%	N/A	0.34%	0.27%	N/A	N/A

Nine months ended Sep. 30
Maximum amount of total short-term debt outstanding (based on daily outstanding balances)	$96.5	$350.3	$54.4	$219.1	$96.5	$170.2
Average amount of total short-term debt outstanding (based on daily outstanding balances)	$28.7	$118.2	$7.1	$83.2	$23.0	$44.1
Weighted average interest rates—total short-term debt	0.31%	0.32%	0.32%	0.34%	0.31%	0.29%

(8) INVESTMENTS

Unconsolidated Equity Investments—Equity (income) loss from Alliant Energy’s and WPL’s unconsolidated investments accounted for under the equity method of accounting for the three and nine months ended Sep. 30 was as follows (in millions):

	Alliant Energy				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2011	2010	2011	2010	2011	2010	2011	2010
American Transmission Company LLC (ATC)	($9.7)	($9.2)	($28.2)	($27.6)	($9.7)	($9.2)	($28.2)	($27.6)
Other	(0.4)	(0.1)	(1.4)	(1.1)	(0.1)	(0.1)	(0.7)	(0.8)

	($10.1)	($9.3)	($29.6)	($28.7)	($9.8)	($9.3)	($28.9)	($28.4)

Summary financial information from the unaudited financial statements of ATC for the three and nine months ended Sep. 30 was as follows (in millions):

	Three Months		Nine Months
	2011	2010	2011	2010
Operating revenues	$142.8	$136.8	$420.6	$414.0
Operating income	76.4	77.2	228.1	229.0
Net income	56.6	55.0	166.5	164.2

(9) FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments—The carrying amounts of Alliant Energy’s, IPL’s and WPL’s current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments at Sep. 30, 2011 and Dec. 31, 2010 were as follows (in millions):

	Alliant Energy		IPL		WPL
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Sep. 30, 2011
Assets:
Money market fund investments	$18.2	$18.2	$—	$—	$18.2	$18.2
Derivative assets (Note 10)	25.1	25.1	16.7	16.7	8.0	8.0
Deferred proceeds (sales of receivables) (Note 3)	87.4	87.4	87.4	87.4	—	—
Available-for-sale securities	1.8	1.8	1.8	1.8	—	—
Capitalization and liabilities:
Long-term debt (including current maturities)	2,705.0	3,315.1	1,308.9	1,563.7	1,082.1	1,421.3
Cumulative preferred stock of subsidiaries (Note 6(b))	205.1	222.8	145.1	166.5	60.0	56.3
Derivative liabilities (Note 10)	52.4	52.4	20.7	20.7	31.7	31.7

Dec. 31, 2010
Assets:
Money market fund investments	128.3	128.3	5.6	5.6	—	—
Derivative assets (Note 10)	20.9	20.9	12.9	12.9	8.0	8.0
Deferred proceeds (sales of receivables) (Note 3)	152.9	152.9	152.9	152.9	—	—
Available-for-sale securities	2.1	2.1	2.1	2.1	—	—
Capitalization and liabilities:
Long-term debt (including current maturities)	2,704.7	2,958.6	1,308.6	1,417.0	1,081.7	1,219.6
Cumulative preferred stock of subsidiaries (Note 6(b))	243.8	266.7	183.8	210.7	60.0	56.0
Derivative liabilities (Note 10)	67.3	67.3	24.0	24.0	43.3	43.3

Valuation Techniques—

Money market fund investments—Money market fund investments are measured at fair value each reporting date using quoted market prices on listed exchanges.

Derivative assets and derivative liabilities—As of Sep. 30, 2011 and Dec. 31, 2010, derivative assets and derivative liabilities included swap contracts, option contracts, and physical forward purchase and sale contracts for electricity and natural gas, financial transmission rights (FTRs) and embedded foreign currency derivatives. IPL’s and WPL’s swap, option and physical forward commodity contracts were non-exchange-based derivative instruments valued using indicative price quotations available through a pricing vendor that provides daily exchange forward price settlements, from broker or dealer quotations or from on-line exchanges. The indicative price quotations reflected the average of the bid-ask mid-point prices and were obtained from sources believed to provide the most liquid market for the commodity. IPL and WPL corroborated a portion of these indicative price quotations using quoted prices for similar assets or liabilities in active markets and categorized derivative instruments based on such indicative price quotations as Level 2. IPL’s and WPL’s commodity contracts that were valued using indicative price quotations based on significant assumptions such as seasonal or monthly shaping and indicative price quotations that could not be readily corroborated were categorized as Level 3. IPL’s and WPL’s swap, option and physical forward commodity contracts were predominately at liquid trading points. IPL’s and WPL’s FTRs were measured at fair value each reporting date using monthly or annual auction shadow prices from relevant auctions. The embedded foreign currency derivatives related to Euro-denominated payment terms included in the wind turbine supply contract with Vestas were measured at fair value using an extrapolation of forward currency rates. Refer to Note 10 for additional details of derivative assets and derivative liabilities.

Deferred proceeds (sales of receivables)—The fair value of IPL’s deferred proceeds related to its sales of accounts receivable program was calculated each reporting date using the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash proceeds received from the receivables sold. Refer to Note 3 for additional information regarding deferred proceeds.

Available-for-sale securities—The fair value of certain IPL investments in various debt and equity securities was measured at fair value each reporting date using quoted market prices on listed exchanges.

Long-term debt (including current maturities)—For long-term debt instruments that are actively traded, the fair value was based upon quoted market prices each reporting date. For long-term debt instruments that are not actively traded, the fair value was based on discounted cash flow methodology and utilizes assumptions of current market pricing curves.

Cumulative preferred stock of subsidiaries—The fair value of IPL’s 8.375% cumulative preferred stock was based on its closing market price quoted by the New York Stock Exchange on each reporting date. At Dec. 31, 2010, the fair value of IPL’s 7.10% cumulative preferred stock was based on its closing market price quoted by the New York Stock Exchange on that date. The fair value of WPL’s 4.50% cumulative preferred stock was based on the closing market price quoted by the NYSE Amex LLC on each reporting date. The fair value of WPL’s remaining preferred stock was calculated based on the market yield of similar securities. Refer to Note 6(b) for additional information regarding cumulative preferred stock of subsidiaries, including the April 2011 redemption of IPL’s 7.10% cumulative preferred stock.

Valuation Hierarchy—Fair value measurement accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy and examples of each are as follows:

Level 1—Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date. Level 1 assets as of Sep. 30, 2011 and Dec. 31, 2010 included money market fund investments and certain IPL investments in securities valued using quoted market prices on listed exchanges.

Level 2—Pricing inputs are quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active as of the reporting date. Level 2 assets and liabilities as of Sep. 30, 2011 and Dec. 31, 2010 included IPL’s and WPL’s non-exchange traded commodity contracts valued using indicative price quotations that are corroborated with quoted prices for similar assets or liabilities in active markets.

Level 3—Pricing inputs are unobservable inputs for assets or liabilities for which little or no market data exist and require significant management judgment or estimation. Level 3 assets and liabilities as of Sep. 30, 2011 and Dec. 31, 2010 included embedded foreign currency derivatives, IPL’s deferred proceeds, and IPL’s and WPL’s FTRs, natural gas option contracts and certain commodity contracts that are valued using indicative price quotations with shaping assumptions.

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

Recurring Fair Value Measurements—Disclosure requirements for Alliant Energy’s, IPL’s and WPL’s recurring items subject to fair value measurements at Sep. 30, 2011 and Dec. 31, 2010 were as follows (in millions):

Alliant Energy	Sep. 30, 2011				Dec. 31, 2010
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund investments	$18.2	$18.2	$—	$—	$128.3	$128.3	$—	$—
Derivative assets:
Commodity contracts	24.7	—	7.7	17.0	16.1	—	10.0	6.1
Foreign exchange contracts	0.4	—	—	0.4	4.8	—	—	4.8

Total derivative assets	25.1	—	7.7	17.4	20.9	—	10.0	10.9
Deferred proceeds	87.4	—	—	87.4	152.9	—	—	152.9
Available-for-sale securities	1.8	0.8	0.9	0.1	2.1	0.6	1.4	0.1
Liabilities:
Derivative liabilities:
Commodity contracts	52.4	—	47.3	5.1	67.2	—	63.9	3.3
Foreign exchange contracts	—	—	—	—	0.1	—	—	0.1

Total derivative liabilities	52.4	—	47.3	5.1	67.3	—	63.9	3.4

IPL	Sep. 30, 2011				Dec. 31, 2010
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund investments	$—	$—	$—	$—	$5.6	$5.6	$—	$—
Derivative assets:
Commodity contracts	16.7	—	2.9	13.8	8.1	—	3.6	4.5
Foreign exchange contracts	—	—	—	—	4.8	—	—	4.8

Total derivative assets	16.7	—	2.9	13.8	12.9	—	3.6	9.3
Deferred proceeds	87.4	—	—	87.4	152.9	—	—	152.9
Available-for-sale securities	1.8	0.8	0.9	0.1	2.1	0.6	1.4	0.1
Liabilities:
Derivative liabilities:
Commodity contracts	20.7	—	19.3	1.4	24.0	—	23.8	0.2

WPL	Sep. 30, 2011				Dec. 31, 2010
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund investments	$18.2	$18.2	$—	$—	$—	$—	$—	$—
Derivative assets:
Commodity contracts	8.0	—	4.8	3.2	8.0	—	6.4	1.6
Liabilities:
Derivative liabilities:
Commodity contracts	31.7	—	28.0	3.7	43.2	—	40.1	3.1
Foreign exchange contracts	—	—	—	—	0.1	—	—	0.1

Total derivative liabilities	31.7	—	28.0	3.7	43.3	—	40.1	3.2

Additional information for Alliant Energy’s, IPL’s and WPL’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three and nine months ended Sep. 30 was as follows (in millions):

Alliant Energy	Derivative Assets and (Liabilities), net
	Commodity Contracts		Foreign Contracts		Deferred Proceeds		Available-for-sale Securities
Three months ended Sep. 30	2011	2010	2011	2010	2011	2010	2011	2010
Beginning balance, July 1	$18.1	$10.3	$2.1	$7.9	$66.4	$68.1	$0.1	$0.1
Total losses (realized/unrealized) included in changes in net assets (a)	(0.1)	(0.4)	—	—	—	—	—	—
Transfers in and/or out of Level 3 (b)	—	(0.2)	—	—	—	—	—	—
Settlements (c)	(6.1)	(3.8)	(1.7)	(0.6)	21.0	46.5	—	—

Ending balance, Sep. 30	$11.9	$5.9	$0.4	$7.3	$87.4	$114.6	$0.1	$0.1

The amount of total losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at Sep. 30 (a)	($0.1)	($0.4)	$—	$—	$—	$—	$—	$—

	Derivative Assets and (Liabilities), net
Alliant Energy	Commodity Contracts		Foreign Contracts		Deferred Proceeds		Available-for-sale Securities
Nine months ended Sep. 30	2011	2010	2011	2010	2011	2010	2011	2010
Beginning balance, Jan. 1	$2.8	$2.6	$4.7	$3.1	$152.9	$—	$0.1	$0.1
Total gains (realized/unrealized) included in changes in net assets (a)	—	11.6	—	3.8	—	—	—	—
Transfers in and/or out of Level 3 (b)	0.2	(0.1)	—	—	—	—	—	—
Purchases	21.8	—	—	—	—	—	—	—
Settlements (c)	(12.9)	(8.2)	(4.3)	0.4	(65.5)	114.6	—	—

Ending balance, Sep. 30	$11.9	$5.9	$0.4	$7.3	$87.4	$114.6	$0.1	$0.1

The amount of total gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at Sep. 30 (a)	$—	$11.6	$—	$3.8	$—	$—	$—	$—

	Derivative Assets and (Liabilities), net
IPL	Commodity Contracts		Foreign Contracts		Deferred Proceeds		Available-for-sale Securities
Three months ended Sep. 30	2011	2010	2011	2010	2011	2010	2011	2010
Beginning balance, July 1	$17.5	$9.7	$—	$8.4	$66.4	$68.1	$0.1	$0.1
Total gains (losses) (realized/unrealized) included in changes in net assets (a)	(0.1)	0.2	—	—	—	—	—	—
Transfers in and/or out of Level 3 (b)	—	0.1	—	—	—	—	—	—
Settlements (c)	(5.0)	(3.0)	—	(0.9)	21.0	46.5	—	—

Ending balance, Sep. 30	$12.4	$7.0	$—	$7.5	$87.4	$114.6	$0.1	$0.1

The amount of total gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at Sep. 30 (a)	($0.1)	$0.2	$—	$—	$—	$—	$—	$—

	Derivative Assets and (Liabilities), net
IPL	Commodity Contracts		Foreign Contracts		Deferred Proceeds		Available-for-sale Securities
Nine months ended Sep. 30	2011	2010	2011	2010	2011	2010	2011	2010
Beginning balance, Jan. 1	$4.3	$1.4	$4.8	$4.6	$152.9	$—	$0.1	$0.1
Total gains (realized/unrealized) included in changes in net assets (a)	0.4	10.8	—	3.8	—	—	—	—
Transfers in and/or out of Level 3 (b)	—	0.1	—	—	—	—	—	—
Purchases	18.1	—	—	—	—	—	—	—
Sales (d)	—	—	(2.1)	—	—	—	—	—
Settlements (c)	(10.4)	(5.3)	(2.7)	(0.9)	(65.5)	114.6	—	—

Ending balance, Sep. 30	$12.4	$7.0	$—	$7.5	$87.4	$114.6	$0.1	$0.1

The amount of total gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at Sep. 30 (a)	$0.4	$10.8	$—	$3.8	$—	$—	$—	$—

WPL	Derivative Assets and (Liabilities), net
	Commodity Contracts		Foreign Contracts
Three months ended Sep. 30	2011	2010	2011	2010
Beginning balance, July 1	$0.6	$0.6	$—	($0.5)
Total losses (realized/unrealized) included in changes in net assets (a)	—	(0.6)	—	—
Transfers in and/or out of Level 3 (b)	—	(0.3)	—	—
Settlements	(1.1)	(0.8)	—	0.3

Ending balance, Sep. 30	($0.5)	($1.1)	$—	($0.2)

The amount of total losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at Sep. 30 (a)	$—	($0.6)	$—	$—

WPL	Derivative Assets and (Liabilities), net
	Commodity Contracts		Foreign Contracts
Nine months ended Sep. 30	2011	2010	2011	2010
Beginning balance, Jan. 1	($1.5)	$1.2	($0.1)	($1.5)
Total gains (losses) (realized/unrealized) included in changes in net assets (a)	(0.4)	0.8	—	—
Transfers in and/or out of Level 3 (b)	0.2	(0.2)	—	—
Purchases	3.7	—	—	—
Settlements	(2.5)	(2.9)	0.1	1.3

Ending balance, Sep. 30	($0.5)	($1.1)	$—	($0.2)

The amount of total gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at Sep. 30 (a)	($0.4)	$0.8	$—	$—

(a)	Gains and losses related to derivative assets and liabilities are recorded in “Regulatory assets” and “Regulatory liabilities” on the Condensed Consolidated Balance Sheets.
(b)	Observable market inputs became available for certain commodity contracts previously classified as Level 3. The transfers were valued as of the beginning of the period.
(c)	Settlements related to deferred proceeds are due to the change in the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash proceeds received from the receivables sold.
(d)	The foreign exchange contract was transferred from IPL to Resources in connection with the sale of wind project assets in the second quarter of 2011.

(10) DERIVATIVE INSTRUMENTS

Commodity and Foreign Exchange Derivatives -

Purpose—Alliant Energy, IPL and WPL periodically use derivative instruments for risk management purposes to mitigate exposures to fluctuations in certain commodity prices, transmission congestion costs and currency exchange rates. Alliant Energy’s, IPL’s and WPL’s derivative instruments as of Sep. 30, 2011 and Dec. 31, 2010 were not designated as hedging instruments. Alliant Energy’s, IPL’s and WPL’s derivative instruments as of Sep. 30, 2011 and Dec. 31, 2010 included electric physical forward purchase contracts and swap contracts to mitigate pricing volatility for the electricity purchased to supply to their customers; electric physical forward sale contracts to offset long positions created by reductions in electricity demand forecasts; natural gas swap contracts to mitigate pricing volatility for the fuel used to supply to the natural gas-fired electric generating facilities they operate; natural gas options to mitigate price increases during periods of high demand or lack of supply; FTRs acquired to manage transmission congestion costs; natural gas physical forward purchase and swap contracts to mitigate pricing volatility for natural gas supplied to their retail customers; and embedded foreign currency derivatives related to Euro-denominated payment terms included in the wind turbine supply contract with Vestas.

Notional Amounts—As of Sep. 30, 2011, Alliant Energy, IPL and WPL had notional amounts related to outstanding swap contracts, physical forward contracts and FTRs that were accounted for as derivative instruments as follows (units in thousands):

	2011	2012	2013	2014	Total
Alliant Energy
Commodity:
Electricity (megawatt-hours (MWhs))	820	2,460	658	—	3,938
FTRs (MWs)	15	23	—	—	38
Natural gas (dekatherms (Dths))	25,049	31,914	6,897	450	64,310

IPL
Commodity:
Electricity (MWhs)	299	1,120	254	—	1,673
FTRs (MWs)	9	14	—	—	23
Natural gas (Dths)	17,288	16,479	3,415	225	37,407

WPL
Commodity:
Electricity (MWhs)	521	1,340	404	—	2,265
FTRs (MWs)	6	9	—	—	15
Natural gas (Dths)	7,606	15,435	3,482	225	26,748

The notional amounts in the above table were computed by aggregating the absolute value of purchase and sale positions within commodities for each year.

Financial Statement Presentation—Alliant Energy, IPL and WPL record derivative instruments at fair value each reporting date on the balance sheet as assets or liabilities. At Sep. 30, 2011 and Dec. 31, 2010, the fair values of current derivative assets were included in “Derivative assets,” non-current derivative assets were included in “Deferred charges and other,” current derivative liabilities were included in “Derivative liabilities” and non-current derivative liabilities were included in “Other long-term liabilities and deferred credits” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,
	2011	2010	2011	2010	2011	2010
Current derivative assets
Commodity contracts	$22.3	$14.3	$15.5	$7.8	$6.8	$6.5
Foreign exchange contracts	0.4	4.8	—	4.8	—	—

	$22.7	$19.1	$15.5	$12.6	$6.8	$6.5

Non-current derivative assets
Commodity contracts	$2.4	$1.8	$1.2	$0.3	$1.2	$1.5

Current derivative liabilities
Commodity contracts	$41.3	$55.2	$17.3	$23.0	$24.0	$32.2
Foreign exchange contracts	—	0.1	—	—	—	0.1

	$41.3	$55.3	$17.3	$23.0	$24.0	$32.3

Non-current derivative liabilities
Commodity contracts	$11.1	$12.0	$3.4	$1.0	$7.7	$11.0

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

		Gains (Losses)
	Location Recorded on Balance Sheets	Alliant Energy		IPL		WPL
		2011	2010	2011	2010	2011	2010
Three months ended Sep. 30
Commodity contracts	Regulatory assets	$(23.8)	$(43.9)	$(13.3)	$(22.5)	$(10.5)	$(21.4)
Commodity contracts	Regulatory liabilities	3.7	4.5	2.2	2.2	1.5	2.3

Nine months ended Sep. 30
Commodity contracts	Regulatory assets	(33.1)	(83.1)	(18.7)	(48.3)	(14.4)	(34.8)
Commodity contracts	Regulatory liabilities	8.6	10.5	5.4	9.5	3.2	1.0
Foreign exchange contracts	Regulatory liabilities	—	3.8	—	3.8	—	—

Losses from commodity contracts during the nine months ended Sep. 30, 2011 and 2010 were primarily due to impacts of decreases in electricity and natural gas prices during such period.

Credit Risk-related Contingent Features —Alliant Energy, IPL and WPL have entered into various agreements that contain credit risk-related contingent features including requirements for them to maintain certain credit ratings from each of the major credit rating agencies and limitations on their liability positions under the various agreements based upon their credit ratings. In the event of a downgrade in their credit ratings or if their liability positions exceed certain contractual limits, Alliant Energy, IPL or WPL may need to provide credit support in the form of letters of credit or cash collateral up to the amount of their exposure under the contracts, or may need to unwind the contracts and pay the underlying liability positions.

Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. The aggregate fair value of all derivatives with credit risk-related contingent features that were in a net liability position on Sep. 30, 2011 was $52.4 million, $20.7 million and $31.7 million for Alliant Energy, IPL and WPL, respectively. At Sep. 30, 2011, Alliant Energy, IPL and WPL all had investment-grade credit ratings. However, IPL exceeded its liability position with one counterparty requiring it to post $2.0 million of cash collateral. If the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered on Sep. 30, 2011, Alliant Energy, IPL and WPL would be required to post an additional $50.4 million, $18.7 million and $31.7 million, respectively, of credit support to their counterparties.

(11) COMMITMENTS AND CONTINGENCIES

(a) Capital Purchase Obligations—Alliant Energy has entered into capital purchase obligations that contain minimum future commitments related to capital expenditures for its remaining wind project. The obligations are related to capital purchase obligations under a master supply agreement executed in 2008 with Vestas for the purchase of 500 MW of wind turbine generator sets and related equipment to support wind generation plans. At Sep. 30, 2011, Resources’ minimum future commitments related to these capital expenditures were $19 million.

(b) Operating Expense Purchase Obligations—Alliant Energy, IPL and WPL have entered into various commodity supply, transportation and storage contracts to meet their obligations to deliver electricity and natural gas to IPL’s and WPL’s utility customers. Alliant Energy, IPL and WPL also enter into other operating expense purchase obligations with various vendors for other goods and services. At Sep. 30, 2011, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a):
DAEC (IPL)	$453	$453	$—
Kewaunee Nuclear Power Plant (Kewaunee) (WPL)	165	—	165
Other	39	12	27

	657	465	192

Natural gas	368	175	193
Coal (b)	335	104	66
SO2 emission allowances (c)	34	34	—
Other (d)	90	12	20

	$1,484	$790	$471

(a)	Includes payments required by purchased power agreements (PPAs) for capacity rights and minimum quantities of MWhs required to be purchased. Excludes contracts that are considered operating leases.
(b)	Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments of $165 million that have not been directly assigned to IPL and WPL since the specific needs of each utility were not yet known as of Sep. 30, 2011.
(c)	Refer to Note 1(b) for discussion of $34 million of charges recognized by Alliant Energy and IPL in the third quarter of 2011 for IPL’s forward contracts to purchase SO2 emission allowances.
(d)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at Sep. 30, 2011.

(c)	Legal Proceedings—

Air Permitting Violation Claims—In September 2010, Sierra Club filed in the U.S. District Court for the Western District of Wisconsin a complaint against WPL, as owner and operator of the Nelson Dewey Generating Station (Nelson Dewey) and the Columbia Energy Center (Columbia), based on allegations that modifications were made at the facilities without complying with the Prevention of Significant Deterioration (PSD) program requirements, Title V Operating Permit requirements of the Clean Air Act (CAA) and state regulatory counterparts contained within the Wisconsin state implementation plan (SIP) designed to implement the CAA. In October 2010, WPL responded to these claims related to Nelson Dewey and Columbia by filing with the U.S. District Court an answer denying the Columbia allegations and a motion to dismiss the Nelson Dewey allegations based on statute of limitations arguments. In November 2010, WPL filed a motion to dismiss the Nelson Dewey and Columbia allegations based on lack of jurisdiction. Sierra Club has responded to the motions. WPL and Sierra Club are currently exchanging and responding to discovery requests. The trial date has been scheduled for July 2012.

In September 2010, Sierra Club filed in the U.S. District Court for the Eastern District of Wisconsin a complaint against WPL, as owner and operator of the Edgewater Generating Station (Edgewater), which contained similar allegations regarding air permitting violations at Edgewater. In the Edgewater complaint, additional allegations were made regarding violations of emission limits for visible emissions. In February 2011, WPL responded to these claims related to Edgewater by filing with the U.S. District Court an answer denying the allegations and a motion to dismiss the allegations based on lack of jurisdiction. The court granted a stay and scheduled a status conference for Dec. 2, 2011. No trial date or scheduling order has yet been set in this case.

In December 2009, the EPA sent a Notice of Violation (NOV) to WPL as an owner and the operator of Edgewater, Nelson Dewey and Columbia. The NOV alleges that the owners failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin SIP.

In response to similar EPA CAA enforcement initiatives, certain utilities have elected to settle with the EPA, while others have elected to litigate. If the EPA and/or Sierra Club successfully prove their claims that projects completed in the past at Edgewater, Nelson Dewey and Columbia required either a state or federal CAA permit, WPL may, under the applicable statutes, be required to pay civil penalties in amounts of up to $37,500 per day for each violation and/or complete actions for injunctive relief. Payment of fines and/or injunctive relief could be included in a settlement outcome. Injunctive relief contained in settlements or court-ordered remedies for other utilities required the installation of pollution control technology, changed operating conditions including use of alternative fuels other than coal, caps for emissions and limitations on generation including retirement of generating units, and other beneficial environmental projects. If similar remedies are required for final resolution of these matters at Edgewater, Nelson Dewey and Columbia, Alliant Energy and WPL would incur additional capital and operating expenditures. Alliant Energy and WPL are currently reviewing the allegations and are unable to predict the impact of the allegations on their financial condition or results of operations, but believe that an adverse outcome could be significant. WPL and the other owners of Edgewater and Columbia are exploring settlement options while simultaneously defending against these allegations. Alliant Energy and WPL believe the projects at Edgewater, Nelson Dewey and Columbia were routine or not projected to increase emissions and therefore did not violate the permitting requirements of the CAA.

Alliant Energy and WPL are not able to estimate the possible loss or range of possible loss related to these air permit violation claims given the various litigation and settlement scenarios being pursued to resolve this contingency as well as uncertainty regarding which, if any, allegations will be determined to be violations and the nature and cost of any fines and injunctive relief that could be required to resolve any violations. Alliant Energy and WPL do not currently believe any losses from these air permitting violation claims are both probable and reasonably estimated, and therefore have not recognized any related loss contingency amounts as of Sep. 30, 2011.

Alliant Energy Cash Balance Pension Plan (Plan)—In February 2008, a class action lawsuit was filed against the Plan in the U.S. District Court for the Western District of Wisconsin (Court). The complaint alleges that certain Plan participants who received distributions prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of ERISA because the Plan applied an improper interest crediting rate to project the cash balance account to their normal retirement age. These Plan participants are individuals who, prior to normal retirement age, received a cash balance lump sum or an annuity distribution, or received any form of distribution calculated under the Plan’s prior formula after that benefit was determined to be more valuable than their benefit calculated under the Plan’s cash balance formula. The Court certified two subclasses of plaintiffs that in aggregate include all persons vested or partially vested in the Plan who received these distributions from Jan. 1, 1998 to Aug. 17, 2006 including: 1) persons who received distributions from Jan. 1, 1998 through Feb. 28, 2002; and 2) persons who received distributions from March 1, 2002 to Aug. 17, 2006.

In June 2010, the Court issued an opinion and order that granted the plaintiffs’ motion for summary judgment on liability in the lawsuit and decided with respect to damages that prejudgment interest on damages will be allowed. In December 2010, the Court issued an opinion and order that decided the interest crediting rate that the Plan used to project the cash balance accounts of the plaintiffs during the class period should have been 8.2% and that a pre-retirement mortality discount will not apply to the damages calculation. In March 2011, the Court issued an opinion and order that prejudgment interest on damages will be calculated using the average prime rate, compounded annually, from the date that the Plan failed to make the total required payment to a particular participant through the date of the final judgment (which has not yet been issued). In September 2011, plaintiffs filed a motion for leave to file a supplemental complaint to assert that the amendment made in the second quarter of 2011 to conform with the IRS determination letter (described below) was an additional ERISA violation. The Plan is opposing the leave to file this motion. The parties are currently in the process of calculating damages owed to class members, have presented additional evidence to the Court and have been engaging in additional briefing on damages. The Plan is contesting the Court’s adverse decisions on the statute of limitations in a motion for reconsideration of a prior statute of limitations ruling, in light of a recent ruling by the Court of Appeals for the Seventh Circuit in a similar case. The Plan may appeal the final judgment to the Seventh Circuit Court of Appeals.

Based on opinions and orders issued by the Court to date, the likely outcome of motions pending before the Court, the $10.2 million of additional IRS-related offset benefits expected to be paid by the Plan in the second half of 2011, and the recent ruling by the Court of Appeals for the Seventh Circuit in a similar case, the Plan currently estimates that the final judgment of damages by the Court after offsetting the additional benefits paid to participants by the Plan, may be approximately $6 million, which does not include any award for plaintiffs’ attorney’s fees or costs. Alliant Energy, IPL and WPL have not recognized any potential liability for final judgment of damages from the lawsuit while this matter is being contested. Alliant Energy, IPL and WPL are currently unable to predict the final outcome of the class action lawsuit or the ultimate impact on their financial condition or results of operations but believe an adverse outcome could have a material effect on their retirement plan funding and expense.

The interest crediting rate used to project the cash balance account to participants’ normal retirement age has also been considered by the IRS as part of its review of Alliant Energy’s request for a favorable determination letter with respect to the tax-qualified status of the Plan. Alliant Energy reached an agreement with the IRS, which resulted in a favorable determination letter for the Plan during the first quarter of 2011. The agreement with the IRS required Alliant Energy to amend the Plan in the second quarter of 2011 resulting in $10.2 million of aggregate additional benefits expected to be paid to certain former participants in the Plan in the second half of 2011. The $10.2 million of aggregate payments are an offset against any final judgment of damages by the Court in the case discussed above, in whole or in part, depending on the scope of the final judgment. Refer to Note 5(a) for discussion of the additional benefits costs recognized by Alliant Energy, IPL and WPL during the three and nine months ended Sep. 30, 2011 related to the $10.2 million of benefit payments.

RMT Contract Dispute—In September 2011, RMT filed a lawsuit in the U.S. District Court for the Western District of Wisconsin alleging, among other things, breach of contract against Cable System Installation (CSI), a subcontractor to RMT on several solar projects in New Jersey. The complaint alleges that CSI breached its contract with RMT by failing to complete the work, by failing to complete the work in a timely manner, by failing to perform work according to the contract, for abandonment of work, and for other related claims. RMT incurred, and continues to incur, additional costs to replace CSI and to complete CSI’s work with alternative subcontractors, may incur liquidated damages assessed by the project owners due to project delays, and had liens filed and may have additional liens filed by CSI’s subcontractors that CSI has not paid. Due to the increased costs RMT has incurred and expects to incur related to these solar projects, RMT recorded $20 million of additional charges in “Non-regulated operation and maintenance” in Alliant Energy’s Condensed Consolidated Statements of Income in the third quarter of 2011. The lawsuit seeks to recover all costs incurred by RMT as a result of the breaches of contract by CSI. RMT currently expects to engage CSI in mediation. RMT has posted bonds of $7 million to discharge the liens filed by CSI’s subcontractors against the project sites. Alliant Energy is currently unable to predict the ultimate outcome of this lawsuit and related matters; however, it is not anticipated to have a material impact on its financial condition. Alliant Energy has not recognized any potential benefits from the lawsuit as of Sep. 30, 2011.

(d) Guarantees and Indemnifications—Alliant Energy provided indemnifications associated with various sales of its non-regulated businesses/assets for losses resulting from potential breach of the representations and warranties made by Alliant Energy on the sale dates and for the breach of its obligations under the sale agreements. Alliant Energy believes the likelihood of having to make any material cash payments under these indemnifications is remote. Alliant Energy recorded liabilities of $1 million related to these indemnifications as of Sep. 30, 2011. The terms of the indemnifications provided by Alliant Energy at Sep. 30, 2011 for the various sales were generally as follows (in millions):

Businesses/Assets Sold	Disposal Date	Maximum Limit		Expiration Date

New Zealand	Fourth quarter of 2006	$159	(a)	March 2012

Mexico	Second quarter of 2007	20		June 2012

(a)	Based on exchange rate at Sep. 30, 2011

Alliant Energy also continues to guarantee the abandonment obligations of Whiting Petroleum Corporation under the Point Arguello partnership agreements. The guarantee does not include a maximum limit. As of Sep. 30, 2011, the present value of the abandonment obligations is estimated at $32 million. Alliant Energy believes that no payments will be made under this guarantee.

(e) Environmental Matters—

Manufactured gas plant (MGP) Sites—IPL and WPL have current or previous ownership interests in 40 and 14 sites, respectively, previously associated with the production of gas for which they may be liable for investigation, remediation and monitoring costs. IPL and WPL have received letters from state environmental agencies requiring no further remedial action at ten and nine of these sites, respectively. Additionally, IPL has met state environmental agency expectations at three additional sites requiring no further action for soil remediation. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sites in order to protect public health and the environment.

Alliant Energy, IPL and WPL record environmental liabilities related to these MGP sites based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures incurred and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their fair value. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of Alliant Energy’s sites to be $20 million ($16 million for IPL and $4 million for WPL) to $45 million ($40 million for IPL and $5 million for WPL). At Sep. 30, 2011, Alliant Energy, IPL and WPL recorded $34 million, $29 million and $5 million, respectively, in current and non-current environmental liabilities for their remaining costs to be incurred for these MGP sites.

Other Environmental Contingencies—In addition to the environmental liabilities discussed above, Alliant Energy, IPL and WPL are also monitoring various environmental regulations and requirements that may have a significant impact on their future operations. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, Alliant Energy, IPL and WPL are currently unable to determine the complete financial impact of these matters but do believe that future capital investments and/or modifications to their electric generating facilities to comply with these matters could be significant. Specific current, proposed or potential environmental matters that may require significant future expenditures by Alliant Energy, IPL and WPL include, among others: CSAPR, Clean Air Visibility Rule, Utility Maximum Achievable Control Technology (MACT) Rule, Wisconsin State Mercury Rule, Wisconsin RACT Rule, Ozone National Ambient Air Quality Standards (NAAQS) Rule, Fine Particle NAAQS Rule, Nitrogen Dioxide NAAQS Rule, SO2 NAAQS Rule, Industrial Boiler and Process Heater MACT Rule, Federal Clean Water Act including Section 316(b), Wisconsin State Thermal Rule, Hydroelectric Fish Passage Devices, Coal Combustion Residuals, Polychlorinated Biphenyls, and various legislation and EPA regulations to monitor and regulate the emission of greenhouse gas (GHG) including the EPA New Source Performance Standard for GHG Emissions from Electric Utilities and the EPA GHG Tailoring Rule.

Air Quality—

CSAPR (formerly known as the Clear Air Transport Rule (CATR)) requires SO2 and NOx emissions reductions from IPL’s and WPL’s fossil-fueled EGUs with greater than 25 MW of capacity located in Iowa, Minnesota and Wisconsin. Existing CAIR compliance requirements remain effective through 2011, and then are replaced with CSAPR compliance requirements beginning in 2012.

Ozone NAAQS Rule is expected to reduce the primary standard to a level of 0.75 parts per million (ppm). In October 2011, the EPA withdrew its January 2010 ozone NAAQS proposal to reduce the primary standard for eight-hour ozone to a level within the range of 0.06 to 0.07 ppm from further rulemaking review until 2013. The schedule for compliance with the Ozone NAAQS Rule has not yet been established.

(12) SEGMENTS OF BUSINESS

Alliant Energy—Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations. Refer to Note 1(c) for details regarding IPL’s sale of certain wind project assets to Resources in 2011, which decreased the assets of the “Utility—Other” segment and increased the assets of the “Non-regulated, Parent and Other—Other” segment.

	Utility				Non-regulated, Parent and Other		Alliant Energy
	Electric	Gas	Other	Total	RMT	Other	Consolidated
	(in millions)
Three Months Ended Sep. 30, 2011
Operating revenues	$796.9	$46.4	$15.8	$859.1	$150.7	$11.8	$1,021.6
Operating income (loss)	206.1	(2.8)	0.1	203.4	(24.3)	6.0	185.1
Net income (loss) attributable to Alliant Energy common shareowners				148.9	(14.9)	(12.0)	122.0

Three Months Ended Sep. 30, 2010
Operating revenues	842.0	46.5	15.9	904.4	35.9	11.4	951.7
Operating income (loss)	241.1	(2.9)	4.2	242.4	(1.0)	5.2	246.6
Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax				146.0	(0.6)	5.5	150.9
Loss from discontinued operations, net of tax				—	—	(1.8)	(1.8)
Net income (loss) attributable to Alliant Energy common shareowners				146.0	(0.6)	3.7	149.1

	Utility				Non-regulated, Parent and Other		Alliant Energy
	Electric	Gas	Other	Total	RMT	Other	Consolidated
	(in millions)
Nine Months Ended Sep. 30, 2011
Operating revenues	$2,037.7	$342.5	$45.8	$2,426.0	$325.5	$34.6	$2,786.1
Operating income (loss)	357.6	34.0	(2.3)	389.3	(22.4)	18.0	384.9
Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax				236.0	(13.9)	23.2	245.3
Income from discontinued operations, net of tax				—	—	1.3	1.3
Net income (loss) attributable to Alliant Energy common shareowners				236.0	(13.9)	24.5	246.6

Nine Months Ended Sep. 30, 2010
Operating revenues	2,074.2	330.9	48.9	2,454.0	97.9	31.6	2,583.5
Operating income (loss)	408.3	33.8	5.8	447.9	(4.7)	13.1	456.3
Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax				234.7	(2.9)	10.5	242.3
Loss from discontinued operations, net of tax				—	—	(2.0)	(2.0)
Net income (loss) attributable to Alliant Energy common shareowners				234.7	(2.9)	8.5	240.3

IPL—Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations. Refer to Note 1(c) for details regarding IPL’s sale of certain wind project assets to Resources in 2011, which decreased the assets of the “Other” segment.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended Sep. 30, 2011
Operating revenues	$443.2	$27.5	$13.8	$484.5
Operating income (loss)	117.5	(1.3)	0.3	116.5
Earnings available for common stock				98.3

Three Months Ended Sep. 30, 2010
Operating revenues	492.4	28.1	14.3	534.8
Operating income (loss)	151.9	(0.7)	4.5	155.7
Earnings available for common stock				96.8

Nine Months Ended Sep. 30, 2011
Operating revenues	1,097.3	198.1	40.7	1,336.1
Operating income	162.3	15.1	4.7	182.1
Earnings available for common stock				117.7

Nine Months Ended Sep. 30, 2010
Operating revenues	1,146.8	187.9	43.9	1,378.6
Operating income	213.7	18.1	7.4	239.2
Earnings available for common stock				120.0

WPL—Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended Sep. 30, 2011
Operating revenues	$353.7	$18.9	$2.0	$374.6
Operating income (loss)	88.6	(1.5)	(0.2)	86.9
Earnings available for common stock				50.6

Three Months Ended Sep. 30, 2010
Operating revenues	349.6	18.4	1.6	369.6
Operating income (loss)	89.2	(2.2)	(0.3)	86.7
Earnings available for common stock				49.2

Nine Months Ended Sep. 30, 2011
Operating revenues	940.4	144.4	5.1	1,089.9
Operating income (loss)	195.3	18.9	(7.0)	207.2
Earnings available for common stock				118.3

Nine Months Ended Sep. 30, 2010
Operating revenues	927.4	143.0	5.0	1,075.4
Operating income (loss)	194.6	15.7	(1.6)	208.7
Earnings available for common stock				114.7

(13) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill—At Dec. 31, 2010, Alliant Energy had $3 million of goodwill related to RMT’s environmental business unit included in “Other assets—deferred charges and other” on its Condensed Consolidated Balance Sheet. In the second quarter of 2011, RMT sold its environmental business unit, which resulted in the elimination of this goodwill from Alliant Energy’s Condensed Consolidated Balance Sheet. Refer to Note 14 for additional information on the sale of RMT’s environmental business unit.

Emission Allowances—The gross carrying amount and accumulated amortization of emission allowances were recorded as intangible assets in “Other assets—deferred charges and other” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,
	2011	2010	2011	2010	2011	2010
Gross carrying amount	$12.6	$50.9	$12.1	$47.0	$0.5	$3.9
Accumulated amortization	10.7	16.5	10.2	13.1	0.5	3.4

The emission allowances in the above table are utilized for Acid Rain and CAIR program compliance and are not eligible to be used for compliance requirements under CSAPR issued by the EPA in July 2011, which is effective Jan. 1, 2012. After 2011, when CAIR is replaced by CSAPR, the recorded emission allowances will only be able to be utilized for Acid Rain program compliance. As a result, in the third quarter of 2011, Alliant Energy and IPL concluded that the majority of IPL’s recorded emission allowances will not be needed by IPL to comply with the Acid Rain program requirements after 2011. In the third quarter of 2011, Alliant Energy and IPL recorded an impairment of $22.7 million for IPL’s emission allowances determined not to be required to comply with the Acid Rain program requirements. The impairment was recorded as a decrease to “Other assets—deferred charges and other” with an offsetting decrease to “Regulatory liabilities” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets in the third quarter of 2011, resulting in no impact to Alliant Energy’s and IPL’s results of operations.

Amortization expense for emission allowances for the three and nine months ended Sep. 30, not including the impairment discussed above, was recorded in “Electric production fuel and energy purchases” in the Condensed Consolidated Statements of Income as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Amortization expense	$3.7	$3.9	$10.7	$13.4	$3.7	$3.6	$10.2	$10.1	$—	$0.3	$0.5	$3.3

At Sep. 30, 2011, Alliant Energy’s, IPL’s and WPL’s estimated amortization expense for calendar year 2011 for emission allowances was $12.6 million, $12.1 million and $0.5 million, respectively. No amortization expense for emission allowances will be recorded subsequent to 2011 as a result of the impairment discussed above.

(14) DISCONTINUED OPERATIONS

In March 2011, Alliant Energy sold its Industrial Energy Applications, Inc. (IEA) business to narrow its strategic focus and risk profile and received net proceeds of $5 million. IEA was included in Alliant Energy’s “Non-regulated, Parent and Other—Other” segment. The operating results of IEA have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income. A summary of the components of discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income for the three and nine months ended Sep. 30 was as follows (in millions):

	Three Months		Nine Months
	2011	2010	2011	2010
Operating revenues	$—	$1.9	$1.1	$4.9
Operating expenses (a)	—	5.9	0.6	7.6
Gain on sale of IEA	—	—	(2.5)	—
Interest expense and other	—	—	—	0.2

Income (loss) before income taxes	—	(4.0)	3.0	(2.9)
Income tax expense (benefit)	—	(2.2)	1.7	(0.9)

Income (loss) from discontinued operations, net of tax	$—	($1.8)	$1.3	($2.0)

(a)	In the third quarter of 2010, Alliant Energy recorded a pre-tax, non-cash valuation charge of $4.9 million as a result of declines in the fair value of IEA during the third quarter of 2010. The fair value was estimated using updated market information from bids received from potential buyers for IEA.

In June 2011, RMT sold its environmental business unit and received net proceeds of $12 million. RMT’s environmental business unit was included in Alliant Energy’s “Non-regulated, Parent and Other—RMT” segment. The operating results of RMT’s environmental business unit and the gain realized from the sale of RMT’s environmental business unit were not material and therefore have not been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income.

(15) ASSET RETIREMENT OBLIGATIONS (AROs)

A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2011	2010	2011	2010	2011	2010
Balance, Jan. 1	$75.9	$63.3	$43.6	$41.9	$32.3	$21.4
Revisions in estimated cash flows (a)	7.8	—	7.7	—	0.1	—
Liabilities incurred	4.0	5.3	3.1	—	0.9	5.3
Accretion expense	3.4	3.1	2.1	2.1	1.3	1.0
Liabilities settled	(0.5)	(0.6)	(0.4)	(0.5)	(0.1)	(0.1)

Balance, Sep. 30	$90.6	$71.1	$56.1	$43.5	$34.5	$27.6

(a)	In the third quarter of 2011, IPL recorded revisions in estimated cash flows of $7.0 million based on revised remediation timing and cost information for asbestos remediation at its Sixth Street Generating Station.

(16) VARIABLE INTEREST ENTITIES (VIEs)

After making an ongoing exhaustive effort, Alliant Energy and WPL concluded they were unable to obtain the information necessary from the counterparty (a subsidiary of Calpine Corporation) for the Riverside PPA for Alliant Energy and WPL to determine whether the counterparty is a VIE and if Alliant Energy is the primary beneficiary. This PPA is currently accounted for as an operating lease. The counterparty for the Riverside PPA sells a portion of its generating capacity to WPL and can sell its energy output to WPL. Alliant Energy’s and WPL’s maximum exposure to loss from this PPA is undeterminable due to the inability to obtain the necessary information to complete such evaluation. Alliant Energy’s (primarily WPL’s) costs, excluding fuel costs, related to the Riverside PPA were $28.5 million and $55.4 million for the three and nine months ended Sep. 30, 2011, and $28.2 million and $55.1 million for the three and nine months ended Sep. 30, 2010, respectively.

(17) RELATED PARTIES

System Coordination and Operating Agreement—IPL and WPL are parties to a system coordination and operating agreement whereby Corporate Services serves as agent on behalf of IPL and WPL. The agreement, which has been approved by FERC, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation systems of IPL and WPL. As agent of the agreement, Corporate Services enters into energy, capacity, ancillary services, and transmission sale and purchase transactions. Corporate Services allocates such sales and purchases among IPL and WPL based on procedures included in the agreement. The procedures were approved by FERC and all state regulatory bodies having jurisdiction. The sales credited to and purchases billed to IPL and WPL for the three and nine months ended Sep. 30 were as follows (in millions):

	IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2011	2010	2011	2010	2011	2010	2011	2010
Sales credited	$6.3	$7.9	$26.0	$22.2	$7.2	$7.6	$23.5	$19.7
Purchases billed	93.0	88.2	238.4	263.0	20.1	17.4	56.4	60.5

Service Agreement—Pursuant to a service agreement, IPL and WPL receive various administrative and general services from an affiliate, Corporate Services. These services are billed to IPL and WPL at cost based on expenses incurred by Corporate Services for the benefit of IPL and WPL, respectively. These costs consisted primarily of employee compensation, benefits and fees associated with various professional services. The amounts billed to IPL and WPL for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2011	2010	2011	2010
IPL	$36.2	$37.1	$116.7	$119.7
WPL	29.1	28.3	92.6	89.7

Net intercompany payables to Corporate Services were as follows (in millions):

	Sep. 30, 2011	Dec. 31, 2010
IPL	$75.1	$78.5
WPL	42.8	41.6

ATC—Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2011	2010	2011	2010
ATC billings to WPL	$22.3	$22.6	$66.7	$68.1
WPL billings to ATC	2.4	2.8	8.3	8.2

As of Sep. 30, 2011 and Dec. 31, 2010, WPL owed ATC net amounts of $6.3 million and $6.8 million, respectively.

IPL’s Sale of Certain Wind Project Assets to Resources—Pursuant to a wind development asset purchase and sale agreement, IPL sold Resources wind project assets for the Franklin County wind project in the second quarter of 2011 for $115.3 million. Refer to Note 1(c) for additional information.

(18) EARNINGS PER SHARE

A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per weighted average common share (EPS) calculation for the three and nine months ended Sep. 30 was as follows (in thousands):

	Three Months		Nine Months
	2011	2010	2011	2010
Weighted average common shares outstanding:
Basic EPS calculation	110,647	110,469	110,613	110,415
Effect of dilutive share-based awards	48	75	55	80

Diluted EPS calculation	110,695	110,544	110,668	110,495

For the three and nine months ended Sep. 30, 2011 and 2010, there were no potentially dilutive securities excluded from the calculation of diluted EPS.

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

EXECUTIVE SUMMARY

Description of Business

General—Alliant Energy is an investor-owned public utility holding company whose primary subsidiaries are IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas in selective markets in Iowa and southern Minnesota. WPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas in selective markets in southern and central Wisconsin. WPL also owns an approximate 16% interest in ATC, a transmission-only utility operating in Wisconsin, Michigan, Illinois and Minnesota. Resources is the parent company for Alliant Energy’s non-regulated businesses. Corporate Services provides administrative services to Alliant Energy and its subsidiaries. An illustration of Alliant Energy’s primary businesses is shown below.

Alliant Energy

Utility		Non-regulated, Parent and Other
- Electric and gas services in IA (IPL)		- Transportation (Resources)
- Electric and gas services in WI (WPL)		- RMT (Resources)
- 16% interest in ATC (WPL)		- Non-regulated Generation (Resources)
- Electric and gas services in MN (IPL)		- Parent Company
- Corporate Services

Financial Results

Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the third quarter were as follows (dollars in millions, except per share amounts):

	2011		2010
	Income (Loss)	EPS	Income (Loss)	EPS
Continuing operations:
Utility	$148.9	$1.35	$146.0	$1.32
Non-regulated and parent	(26.9)	(0.25)	4.9	0.05

Income from continuing operations	122.0	1.10	150.9	1.37
Loss from discontinued operations	—	—	(1.8)	(0.02)

Net income	$122.0	$1.10	$149.1	$1.35

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

Utility—Higher income from continuing operations in the third quarter of 2011 compared to the same period in 2010 was primarily due to:

•	$0.12 per share related to the net impact of the tax benefit rider at IPL in the third quarter of 2011;

•	$0.06 per share of higher revenues from a non-fuel retail electric rate increase implemented on Jan. 1, 2011 by WPL;

•	an estimated $0.05 per share increase in revenues from higher sales in the third quarter of 2011 compared to the third quarter of 2010 due to weather conditions during the summer of 2011 and 2010; and

•	$0.03 per share of lower purchased electric capacity expenses at WPL related to the Kewaunee PPA.

These items were partially offset by:

•	$0.05 per share of income tax benefits resulting from the completion of certain federal income tax audits in the third quarter of 2010;

•	$0.03 per share of higher depreciation and operating expenses in the third quarter of 2011 for WPL’s Bent Tree - Phase I wind project, which began generating electricity in late 2010;

•	$0.03 per share of lower electric margins related to changes in the recovery of electric production fuel and energy purchases at WPL;

•	$0.03 per share of higher electric transmission service expenses, net of recoveries;

•	an estimated $0.03 per share of lower electric margins related to lower weather-normalized electric sales;

•	$0.02 per share of AFUDC recorded in the third quarter of 2010 for WPL’s Bent Tree - Phase I wind project, which began generating electricity in late 2010; and

•	$0.02 per share of charges for emission allowance forward contracts in the third quarter of 2011.

Non-regulated and parent—Lower income from continuing operations in the third quarter of 2011 compared to the same period in 2010 was primarily due to $0.14 per share of higher income tax expense at the parent company due to quarterly effective tax rate adjustments, which will not impact the full year results, $0.13 per share of losses at RMT in the third quarter of 2011 largely due to subcontractor issues at certain solar projects and $0.01 per share of income tax benefits in the third quarter of 2010 from the completion of certain federal income tax audits.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting their respective earnings during the third quarter of 2011 and 2010.

Strategic Overview

Alliant Energy’s, IPL’s and WPL’s strategic plans focus on their core business of delivering regulated electric and natural gas service in Iowa, Wisconsin, and Minnesota. The strategic plans are built upon three key elements: competitive costs, reliable service and balanced generation. The strategic plans for Alliant Energy, IPL and WPL include purchasing or constructing natural gas-fired electric generating facilities, implementing emission controls and performance upgrades at their more-efficient coal-fired electric generating facilities, construction of new wind generating facilities, purchasing the remaining interest in a newer and more-efficient coal-fired electric generating facility and retiring certain older and less-efficient coal-fired generating facilities. Key strategic plan developments impacting Alliant Energy, IPL and WPL during 2011 include:

•	February 2011—WPL’s 200 MW Bent Tree—Phase I wind project in Freeborn County, Minnesota began full operation.

•	February 2011—WPL received approval from the PSCW to install scrubbers and baghouses at Columbia Units 1 and 2 to reduce SO2 and mercury emissions, respectively, at the facility.

•	March 2011—WPL purchased WEPCO’s 25% ownership interest in Edgewater Unit 5 for $38 million.

•	March 2011—WPL issued a request for proposal (RFP) for the purchase of a combined cycle natural gas-fired electric generating facility with specifications similar to Riverside.

•

June 2011—Alliant Energy decided to utilize the remaining 100 MW of wind turbine generator sets and related equipment from the master supply agreement with Vestas at Resources to build a non-regulated 100 MW wind project in Iowa, referred to as the Franklin County wind project. The project is expected to be completed by the end of 2012.

•	August 2011—IPL announced plans to evaluate the potential construction of a new 600 MW natural gas-fired electric generating facility in Iowa to meet future demand of its customers.

•

August 2011—WPL announced plans to install a scrubber and baghouse at Edgewater Unit 5 to reduce SO2 and mercury emissions at the generating facility. Construction of the scrubber and baghouse is expected to begin by 2014 and be placed into service by 2017.

•

November 2011—Alliant Energy announced updated capital expenditure estimates for its environmental compliance plans for 2011 through 2015 as a result of several environmental regulations recently issued by the EPA including the final CSAPR issued in July 2011, the proposed Section 316(b) Rule issued in March 2011 and the proposed Utility MACT Rule issued in March 2011.

Refer to “Strategic Overview” for additional details regarding strategic plan developments.

Rate Matters

Alliant Energy’s utility subsidiaries, IPL and WPL, are subject to federal regulation by FERC, which has jurisdiction over wholesale electric rates, and state regulation in Iowa, Wisconsin and Minnesota for retail utility rates. Key regulatory developments impacting Alliant Energy, IPL and WPL during 2011 include:

•

January 2011—New electric fuel cost recovery rules in Wisconsin became effective, which allow WPL to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band and reflect the over-/under-recovery of these deferred costs in future billings to its retail customers. WPL’s recovery of deferred electric fuel-related costs is restricted if it earns in excess of its authorized return on common equity.

•

January 2011—In accordance with the PSCW’s December 2010 order, WPL implemented an annual retail electric rate increase of $8 million, or approximately 1%, effective Jan. 1, 2011. This $8 million increase in annual rates combined with the termination of the $9 million interim fuel-related rate increase on Dec. 31, 2010 resulted in a net $1 million decrease in annual retail electric rates charged to customers effective January 2011.

•

February 2011—IPL received an order from the IUB authorizing a final annual retail electric rate increase of $114 million, or approximately 10%. The IUB issued a separate order in January 2011 that approved IPL’s proposed transmission cost rider conditional upon IPL’s agreement to not file an electric base rate case for three years from the date of the order. Effective February 2011, electric transmission service expenses were removed from base rates and billed to IPL’s Iowa retail electric customers through the transmission cost rider. The January 2011 IUB order also approved a tax benefit rider, which utilizes tax-related regulatory liabilities to provide credits on the bills of Iowa retail electric customers beginning in February 2011.

•

August 2011—WPL filed an updated request with the PSCW to increase annual retail electric rates by $20 million beginning Jan. 1, 2012 to recover anticipated increases in retail fuel-related costs in 2012 resulting from the issuance of CSAPR in July 2011.

•

August 2011—IPL received an initial order from the MPUC regarding its 2009 test year retail electric rate case. In September 2011, IPL filed a Request for Rehearing, Reconsideration and Clarification on a limited number of specific points within the MPUC’s August 2011 order. In October 2011, IPL received a decision from the MPUC on the requests for reconsideration from IPL and other agencies. The MPUC’s decision in October 2011 revised certain matters in the August 2011 order and established a final annual retail electric rate increase equivalent to $11 million. The final annual retail electric rate increase of $11 million includes $8 million of higher base rates, $2 million from the renewable energy rider and $1 million from the utilization of regulatory liabilities to offset higher electric transmission service costs. The MPUC’s order also: 1) approved IPL’s Minnesota renewable energy rider request but deferred judgment on the prudence of the Whispering Willow—East wind project costs to a separate proceeding that is expected to be completed in 2012; 2) approved recovery of IPL’s FERC-approved 2010 electric transmission service costs including ITC Midwest LLC’s (ITC’s) 2008 true-up costs billed to IPL in 2010; 3) denied IPL’s proposed transmission cost recovery rider; and 4) approved recovery of $2 million of Sutherland #4 cancellation costs over a 25-year period.

Refer to “Rate Matters” for additional details regarding regulatory developments.

Environmental Matters

Alliant Energy, IPL and WPL are subject to regulation of environmental matters by various federal, state and local authorities. Key environmental developments during 2011 that may impact Alliant Energy, IPL and WPL include:

•

January 2011—The EPA’s GHG Tailoring Rule became effective. The rule establishes GHG thresholds for major sources under the PSD and Title V Operation Permit programs at 75,000 and 100,000 tons per year of carbon dioxide-equivalent for existing and new sources, respectively. The rule is subject to legal challenge.

•

March 2011—The EPA issued the proposed Utility MACT Rule, which is expected to require compliance with emission limits and work practice standards for the control of mercury and other hazardous air pollutants (HAPs) for coal- and oil-fired EGUs with greater than 25 MW capacity. The compliance deadline for this rule is currently expected to be 2014.

•

March 2011—The EPA issued a revised proposed rule under Section 316(b) of the Federal Clean Water Act (Section 316(b) Rule), which applies to existing and new cooling water intake structures at large steam EGUs. A final rule is expected to be issued in 2012 and compliance is expected within eight years of the effective date of the final rule.

•

July 2011—The EPA issued CSAPR (formerly known as CATR), which requires SO2 and NOx emissions reductions from IPL’s and WPL’s fossil-fueled EGUs with greater than 25 MW of capacity located in Iowa, Minnesota and Wisconsin. Existing CAIR compliance requirements remain effective through 2011, and then are replaced with CSAPR compliance requirements beginning in 2012.

•

October 2011—The EPA withdrew its January 2010 ozone NAAQS proposal from further rulemaking review until 2013. The EPA will move forward with implementation of the 2008 ozone NAAQS of 0.075 ppm. The schedule for compliance with this standard has not yet been established.

Refer to “Environmental Matters” for additional details regarding environmental developments.

Legislative Matters

Alliant Energy, IPL and WPL monitor various legislative developments, including those relating to energy, tax, financial and other matters. Key legislative developments impacting Alliant Energy, IPL and WPL during 2011 include:

•

June 2011—Act 32 was enacted. The most significant provisions of Act 32 for Alliant Energy relate to utilization of Wisconsin state net operating losses and contribution requirements to the Focus on Energy Program.

Refer to “Legislative Matters” for additional details regarding legislative developments.

Liquidity and Capital Resources

Based on their current liquidity positions and capital structures, Alliant Energy, IPL and WPL believe they will be able to secure the additional capital required to implement their strategic plans and to meet their long-term contractual obligations. Key financing developments impacting Alliant Energy, IPL and WPL during 2011 include:

•	March 2011—IPL extended the purchase commitment from the third-party financial institution to which it sells its receivables through March 2012.

•

April 2011—IPL redeemed all 1,600,000 outstanding shares of its 7.10% Series C Cumulative Preferred Stock at par value for $40 million plus accrued and unpaid dividends to the redemption date. IPL’s preferred stock redemption was funded from cash from operations.

•

August 2011—The MPUC approved the amended affiliated interest agreement related to IPL’s sales of accounts receivable program with certain conditions. IPL may not recover any costs related to its sales of accounts receivable program from its Minnesota retail customers until it has demonstrated net benefits for these customers.

•	September 2011—Moody’s Investors Service changed Alliant Energy’s, IPL’s and WPL’s credit ratings outlooks from stable to negative.

•

September 2011—At Sep. 30, 2011, Alliant Energy and its subsidiaries had $601 million of available capacity under their revolving credit facilities, $45 million of available capacity at IPL under its sales of accounts receivable program and $46 million of cash and cash equivalents.

•

October 2011—FERC authorized IPL to issue up to $750 million of long-term debt securities, $750 million of short-term debt securities and $200 million of preferred stock for a period from Jan. 1, 2012 through Dec. 31, 2013.

•	November 2011—Alliant Energy announced updated anticipated construction and acquisition expenditures for 2011 through 2015.

Refer to “Liquidity and Capital Resources” for additional details regarding financing developments.

STRATEGIC OVERVIEW

A summary of Alliant Energy’s, IPL’s and WPL’s strategic overview is included in the 2010 Form 10-K and has not changed materially from the items reported in the 2010 Form 10-K, except as described below.

Wind Generation Projects—

Franklin County Wind Project—In 2008, Alliant Energy entered into a master supply agreement with Vestas to purchase 500 MW of wind turbine generator sets and related equipment. Alliant Energy utilized 400 MW of these wind turbine generator sets and related equipment to construct IPL’s Whispering Willow—East and WPL’s Bent Tree—Phase I wind projects. In the second quarter of 2011, Alliant Energy decided to utilize the remaining 100 MW of wind turbine generator sets and related equipment from the master supply agreement with Vestas at Resources to build a non-regulated 100 MW wind project in Iowa, referred to as the Franklin County wind project. Resources is currently evaluating different options to sell the electricity output from the Franklin County wind project. Such options include entering into a PPA with an independent third-party, entering into a PPA with either IPL or WPL and/or selling the output into the Midwest Independent Transmission System Operator (MISO) market as a merchant generator. The Franklin County wind project is currently expected to cost up to $235 million to construct, excluding any capitalized interest costs, and be placed into service by the end of 2012. Refer to Note 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for further discussion of the Franklin County wind project. Refer to “Critical Accounting Policies and Estimates—Long-lived Assets” for details of a recent assessment of the recoverability of the carrying amount of the Franklin County wind project.

WPL’s Bent Tree—Phase I Wind Project—In the first quarter of 2011, WPL placed into service the remaining portion of its Bent Tree - Phase I wind project, a 200 MW wind project in Freeborn County, Minnesota. Refer to Note 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for further details of the wind project.

Coal-Fired Generation Project—

WPL’s Edgewater Unit 5 Purchase - In March 2011, WPL purchased WEPCO’s 25% ownership interest (approximately 95 MW of generating capacity) in Edgewater Unit 5 for $38 million. Refer to Note 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for additional details of WPL’s Edgewater Unit 5 purchase.

Natural Gas-Fired Generation Projects—

WPL’s Potential Purchase of a Natural Gas-Fired Electric Generating Facility—WPL has a PPA with a subsidiary of Calpine Corporation related to Riverside, a 600 MW natural gas-fired electric generating facility in Beloit, Wisconsin, that extends through May 2013 and provides WPL the option to purchase Riverside at the end of the PPA term. For planning purposes, WPL currently anticipates it will acquire Riverside or an alternate natural gas-fired electric generating facility with similar specifications in late 2012 to replace the electricity output currently obtained from Riverside to meet the demand of its customers. In March 2011, WPL issued an RFP for the purchase of a natural gas-fired electric generating facility with specifications similar to Riverside. WPL plans to use the results from the RFP to support a Certificate of Authority filing with the PSCW in the fourth quarter of 2011 for the purchase of either Riverside or an alternate natural-gas fired electric generating facility with similar specifications.

IPL’s Potential Construction of a Natural Gas-Fired Electric Generating Facility—IPL is evaluating the potential construction of a new 600 MW natural gas-fired electric generating facility in Iowa to meet future demand of its customers. The natural gas-fired electric generating facility is currently expected to cost between $650 million and $750 million and be placed into service in 2016 or later. Various regulatory approvals will be required prior to beginning construction of the facility with the initial regulatory filings anticipated in 2012.

IPL’s Dubuque Generating Station—The Dubuque Generating Station is a 59 MW electric generating facility located in Dubuque, Iowa that includes two units (Unit 3 and Unit 4), which were previously configured to burn either coal or natural gas. IPL’s November 2010 Integrated Resource Plan began a process of retiring the Dubuque Generating Station. While it is expected that the retirement of the generating facility will be completed by 2015, specific timing will depend on operational, market and other factors. IPL filed documents with MISO to evaluate any system reliability implications of the eventual full retirement of the Dubuque Generating Station. In September 2011, MISO indicated that Dubuque Units 3 and 4 are needed for system reliability purposes and must remain available for operation until required transmission upgrades are placed in service, which is currently expected in 2015. In the third quarter of 2011, IPL switched the Dubuque Generating Station to a natural gas-fired facility and ended operating the site as a coal-fired unit.

Generation Retirements—In the third quarter of 2011, IPL received notification from MISO that Lansing Unit 3 and Fox Lake Unit 1 may be retired without the need for the EGUs to be designated as System Support Resource units, as defined by MISO. IPL is currently evaluating its future plans for these EGUs, including potential retirement of the EGUs. Alliant Energy, IPL and WPL also continue to evaluate the potential retirement of other older, smaller and less-efficient EGUs within their generation fleet.

Nuclear Generation PPAs—

Kewaunee—WPL is in on-going negotiations with Dominion Resources, Inc. regarding a new agreement for the purchase of electricity generated by Kewaunee beyond the current Kewaunee PPA term, which extends through December 2013.

DAEC—IPL currently believes it is unlikely that it will enter into any long-term agreement with NextEra Energy, Inc. for the purchase of electricity generated by DAEC beyond the current DAEC PPA term, which extends through February 2014.

Generation Performance Improvement Projects—Alliant Energy’s, IPL’s and WPL’s strategic plans include investments in performance and reliability improvements at their most efficient coal-fired EGUs. The generation performance improvement projects are currently planned for IPL’s Lansing Unit 4 and Ottumwa Unit 1, and WPL’s Edgewater Unit 5 and Columbia Units 1 and 2. Refer to “Liquidity and Capital Resources—Construction and Acquisition Expenditures” for details regarding the capital expenditures in 2012 through 2015 currently anticipated for these generation performance improvement projects.

Environmental Compliance Plans—Alliant Energy, IPL and WPL continue to evaluate and update their environmental compliance plans as a result of several environmental regulations recently issued by the EPA, including the final CSAPR issued in July 2011, the proposed Section 316(b) Rule issued in March 2011 and the proposed Utility MACT Rule issued in March 2011. The following provides current estimates of capital expenditures planned for 2011 through 2015 for emission control projects included in Alliant Energy, IPL’s and WPL’s current environmental compliance plans (in millions):

Generating Unit	Expected In-Service Date	Emissions Controlled	Technology	2011	2012	2013	2014	2015
IPL:
Ottumwa Unit 1	2014	SO2 & Mercury	Scrubber & Baghouse	$5	$60	$70	$15	$—
Lansing Unit 4	2015	SO2	Scrubber	5	—	15	15	10
Non-operated units (a)	2013/2014	Various	Various	5	45	65	35	—
Other		Various	Various	—	—	40	25	5

				15	105	190	90	15

WPL:
Edgewater Unit 5	2013	NOx	SCR	60	55	10	—	—
Edgewater Unit 5	2017	SO2 & Mercury	Scrubber & Baghouse	—	—	—	15	85
Columbia Units 1 & 2	2014	SO2 & Mercury	Scrubber & Baghouse	10	110	140	20	—
Other		Various	Various	—	5	20	20	10

				70	170	170	55	95

Alliant Energy				$85	$275	$360	$145	$110

(a)	Non-operated generating units include George Neal Units 3 and 4 operated by MidAmerican Energy Company (MidAmerican). IPL owns a 28% interest in George Neal Unit 3 and a 25.695% interest in George Neal Unit 4.

These capital expenditure estimates represent IPL’s or WPL’s respective portion of the total escalated capital expenditures and exclude AFUDC, if applicable.

WPL’s Emission Control Project - Edgewater Unit 5—WPL’s current environmental compliance plans include installing a scrubber and baghouse at Edgewater Unit 5 to reduce SO2 and mercury emissions at the generating facility. WPL’s estimated capital expenditures, excluding AFUDC, for the emission controls are currently expected to be between $265 million and $315 million, a portion of which is included in the above estimates. Construction of the scrubber and baghouse is expected to begin by 2014 and be placed into service by 2017. Reductions in SO2 and mercury emissions from these emission controls will support compliance obligations for current and anticipated air quality regulatory requirements, including CSAPR, the Utility MACT Rule and the Wisconsin State Mercury Rule. WPL currently plans to file a Certificate of Authority application with the PSCW for the projects in 2012.

Alliant Energy, IPL and WPL continue to evaluate environmental compliance plans for their remaining electric generating facilities and will provide updates to their plans upon completion of their evaluations. Refer to “Environmental Matters” for discussion of the final CSAPR, the proposed Utility MACT Rule and the proposed Section 316(b) Rule.

Energy Efficiency Programs—

Focus on Energy Program—Refer to “Legislative Matters” for discussion of changes to WPL’s anticipated contributions to Wisconsin’s statewide energy efficiency and renewable energy resource program referred to as Focus on Energy.

RATE MATTERS

A summary of Alliant Energy’s, IPL’s and WPL’s rate matters is included in the 2010 Form 10-K and has not changed materially from the items reported in the 2010 Form 10-K, except as described below.

Recent Retail Base Rate Filings—Details of IPL’s and WPL’s recent retail base rate cases impacting their historical and future results of operations are as follows (dollars in millions; Electric (E); Not Applicable (N/A)):

Retail Base Rate Cases	Utility Type	Filing Date	Interim Increase Implemented (a) (b)	Interim Effective Date	Final Increase Granted (b)	Actual/ Expected Final Effective Date
WPL:
Wisconsin 2011 Test Year	E	Apr-10	N/A	N/A	$8	Jan-11
IPL:
Minnesota 2009 Test Year	E	May-10	$14	Jul-10	8	Q1-12 (c)
Iowa 2009 Test Year	E	Mar-10	119	Mar-10	114	Apr-11

(a)	In Iowa, IPL’s interim rates can be implemented 10 days after the filing date, without regulatory review and are subject to refund, pending determination of final rates. In Minnesota, IPL’s interim rates can be implemented 60 days after the filing date, with regulatory review and subject to refund, pending determination of final rates. The amount of the interim rates is replaced by the amount of final rates once the final rates are granted.
(b)	Base rate increases reflect both returns on additions to IPL’s and WPL’s infrastructure and a recovery of changes in costs incurred or expected to be incurred by IPL and WPL. Given a portion of the rate increases will offset changes in costs, revenues from rate increases should not be expected to result in an equal increase in income.
(c)	The final recovery amount of IPL’s Whispering Willow - East wind project construction costs will be addressed in a separate proceeding that is expected to be completed in 2012.

WPL’s Retail Electric Rate Case (2011 Test Year)—In December 2010, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $8 million, or approximately 1%, effective Jan. 1, 2011. The annual retail electric rate increase of $8 million reflects a $38 million increase in the non-fuel component of rates and a $30 million decrease in the fuel component of rates.

IPL’s Minnesota Retail Electric Rate Case (2009 Test Year)—In May 2010, IPL filed a request with the MPUC to increase annual rates for its Minnesota retail electric customers by $15 million, or approximately 22%. The request was based on a 2009 historical test year as adjusted for certain known and measurable items at the time of the filing. The key drivers for the filing included recovery of investments in the Whispering Willow - East wind project and emission control projects at Lansing Unit 4, and recovery of increased electric transmission service costs. In conjunction with the filing, IPL implemented an interim retail rate increase of $14 million on an annual basis, effective July 6, 2010. The interim retail rate increase was approved by the MPUC and is subject to refund pending determination of final rates from the request.

In August 2011, IPL received an initial order from the MPUC regarding this rate case. In September 2011, IPL filed a Request for Rehearing, Reconsideration and Clarification on a limited number of specific points within the MPUC’s August 2011 order. In October 2011, IPL received a decision from the MPUC on the requests for reconsideration from IPL and other agencies. The MPUC’s decision in October 2011 revised certain matters in the August 2011 order and established a final annual retail electric rate increase equivalent to $11 million. The final annual retail electric rate increase of $11 million includes $8 million of higher base rates, $2 million from the renewable energy rider and $1 million from the utilization of regulatory liabilities to offset higher electric transmission service costs. Because the final rate increase level was below the interim retail rate increase level implemented in July 2010, IPL expects to refund to its Minnesota retail electric customers a portion of the interim rates collected. As of Sep. 30, 2011, Alliant Energy and IPL reserved $3 million, including interest, for refunds anticipated to be paid to IPL’s Minnesota retail electric customers in 2012. The MPUC’s order also included the following details:

•

Approved IPL’s Minnesota renewable energy rider request but deferred judgment on the prudence of the Whispering Willow - East wind project costs. Initial recovery amount of the project costs will be allowed through the renewable energy rider at a temporary rate of $51 per MWh. The final recovery amount of the project costs will be addressed in a separate proceeding that is expected to be completed in 2012.

•

Approved recovery of IPL’s FERC-approved 2010 electric transmission service costs including ITC’s 2008 true-up costs billed to IPL in 2010. The MPUC order granted an additional $5 million of regulatory liabilities owed to Minnesota retail electric customers from the gain on IPL’s sale of its electric transmission assets to ITC in 2007 to offset the portion of the 2010 transmission rate increases resulting from ITC’s 2008 true-up costs. The MPUC approved the utilization of the $5 million of additional regulatory liabilities over a 4-year period.

•	Denied IPL’s proposed transmission cost recovery rider.

•	Approved recovery of $2 million of Sutherland #4 cancellation costs over a 25-year period.

•	Approved return of common equity of 10.35% and a regulatory capital structure of 47.7% common equity, 43.9% long-term debt, 6.3% preferred equity and 2.1% short-term debt.

Refer to Note 1(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of changes to regulatory assets and regulatory liabilities during the nine months ended Sep. 30, 2011 based on the MPUC’s decisions to provide IPL’s retail electric customers in Minnesota additional refunds from the gain on the sale of electric transmission assets in 2007 and to provide IPL recovery of $2 million of previously incurred costs for Sutherland #4. Refer to Note 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of an impairment recognized during the nine months ended Sep. 30, 2011 based on the MPUC’s decision regarding the recovery of IPL’s Whispering Willow - East wind project costs.

IPL’s Iowa Retail Electric Rate Case (2009 Test Year)—In February 2011, IPL received an order from the IUB authorizing a final annual retail electric rate increase of $114 million, or approximately 10%. Because the final rate increase level was below the interim rate increase level of $119 million implemented on March 20, 2010, IPL refunded to its Iowa retail customers $5 million in 2011.

Transmission Cost Rider—Effective February 2011, electric transmission service expenses were removed from base rates and billed to IPL’s Iowa retail electric customers through the transmission cost rider. This new cost recovery mechanism provides for subsequent adjustments to electric rates charged to Iowa retail electric customers for changes in electric transmission service expenses. The cumulative effects of the over-/under-collection of these costs will be recorded in regulatory assets or regulatory liabilities on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets until they are reflected in future billings to customers.

Tax Benefit Rider—In January 2011, the IUB approved a tax benefit rider proposed by IPL, which will utilize regulatory liabilities to credit bills of Iowa retail electric customers to help offset the impact of the recent rate increases on such customers. In 2009, IPL filed a request with the IUB to create a regulatory liability account for potential tax benefits resulting from changes in tax accounting methodologies and tax elections available under the Internal Revenue Code. These potential tax benefits are related to the tax treatment of repair expenditures, allocation of insurance proceeds from the floods in 2008 and mixed service costs. The tax benefit rider provides a mechanism to ensure only those amounts from the potential tax benefits that are sustained under IRS audit are retained by customers. The tax benefit rider includes the ability to record a regulatory asset if amounts credited to customer bills are in excess of the amounts sustained under IRS audit. During the three and nine months ended Sep. 30, 2011, $20 million and $44 million, respectively, of tax benefits from the tax benefit rider were used to credit IPL’s customers’ bills. Also during the nine months ended Sep. 30, 2011, IPL recognized additional regulatory liabilities of $169 million as a result of tax benefits expected from a change in tax accounting method for mixed service costs. These tax benefits are currently expected to be used to credit IPL’s customers’ bills in the future through the tax benefit rider, pending annual approval from the IUB. IPL’s remaining regulatory liabilities related to the tax benefit rider recognized as of Sep. 30, 2011 were $344 million. The final amount of regulatory liabilities returned to customers under the tax benefit rider is dependent on the amount of tax benefits sustained under IRS audit and therefore is subject to change. Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” and “Results of Operations - Income Taxes” for discussion of the impact of the tax benefit rider on Alliant Energy’s and IPL’s income tax expense and effective income tax rates.

Management Audit—As part of the IUB’s February 2011 order related to IPL’s Iowa retail electric rate case, the IUB outlined plans for IPL to be audited by a third party vendor. This audit commenced in the third quarter of 2011. A final report is expected to be issued by the third party vendor to the IUB in the second half of 2012. Alliant Energy and IPL do not believe that the final report will have any impact upon their financial condition or results of operations.

WPL’s Retail Fuel-related Rate Filings—

2012 Test Year—In May 2011, WPL filed a request with the PSCW to increase annual retail electric rates by $13 million, or approximately 1%, to recover anticipated increases in retail fuel-related costs in 2012 due to higher purchased power energy costs and emission compliance costs. In July 2011, the EPA issued CSAPR, which requires SO2 and NOx emissions reductions from IPL’s and WPL’s fossil-fueled EGUs with greater than 25 MW of capacity located in Iowa, Minnesota and

Wisconsin beginning in 2012. In August 2011, WPL filed an updated request with the PSCW to increase annual retail electric rates by $20 million, or approximately 2%, reflecting the estimated 2012 WPL fuel cost impacts of compliance with the recently issued CSAPR. Any rate changes granted from this request are expected to be effective on Jan. 1, 2012.

ENVIRONMENTAL MATTERS

A summary of Alliant Energy’s, IPL’s and WPL’s environmental matters is included in the 2010 Form 10-K and has not changed materially from the items reported in the 2010 Form 10-K, except as described below.

Air Quality—

CSAPR—In July 2011, the EPA issued the final CAIR replacement rule, referred to as CSAPR (formerly known as CATR). CSAPR requires SO2 and NOx emissions reductions from fossil-fueled EGUs located in 27 states in the eastern half of the U.S. CSAPR affects IPL’s and WPL’s fossil-fueled EGUs with greater than 25 MW of capacity located in Iowa, Minnesota and Wisconsin. Existing CAIR compliance requirements remain effective through 2011. Beginning in 2012, CSAPR establishes state emission caps for SO2 and NOx (Phase I). These SO2 and NOx emission caps will be lowered further in 2014 for Iowa and Wisconsin, but not Minnesota (Phase II).

In addition, the EPA’s CSAPR establishes assurance provisions that make state emission caps enforceable and as a consequence will effectively limit the amount of emissions trading used to meet compliance requirements. The emission allowances used for Acid Rain and CAIR program compliance cannot be used for compliance with CSAPR. Refer to Notes 1(b) and 13 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of charges of $34 million recorded in the third quarter of 2011 related to IPL’s forward contracts to purchase SO2 emission allowances and a $23 million impairment of the intangible assets related to previously acquired emission allowances recognized in the third quarter of 2011, resulting from the impact of CSAPR.

In July 2011, the EPA also issued a supplemental proposed rule that would expand the scope of the CSAPR ozone season NOx emission reduction program to add six states, including Iowa and Wisconsin. The EPA currently plans to finalize the supplemental proposed rule by November 2011 in order for the ozone season compliance requirements to take effect beginning in 2012. In October 2011, the EPA proposed additional revisions to CSAPR to correct the calculation of emission budgets in certain states, including an increase of the allowed annual SO2 and annual NOx budgets for Wisconsin. This proposal would also delay the assurance penalty provisions of CSAPR to become effective beginning in 2014, rather than in 2012. The additional proposed revisions are subject to a public comment period prior to issuance by the EPA or possible further consideration as part of another rulemaking process to address any further revisions to CSAPR. Several parties, including WPL, have filed petitions with the EPA asking the EPA to reconsider CSAPR as it relates to Wisconsin. In addition, CSAPR is currently being challenged by several groups in the D.C. Circuit Court of Appeals. Alliant Energy, IPL and WPL are evaluating CSAPR and the supplemental proposed rules and will continue to update their environmental compliance plans as needed. Alliant Energy, IPL and WPL expect that capital investments and/or modifications to its electric generating facilities to meet compliance requirements of CSAPR will be significant. Alliant Energy, IPL and WPL also currently anticipate that their emission compliance costs will increase in 2012 compared to 2011 as a result of CSAPR. Lastly, the additional costs required to comply with CSAPR may result in a decision to retire certain older, smaller and less-efficient electric generating facilities.

Utility MACT Rule—In February 2010, the EPA entered into a consent decree that required the agency to propose Utility MACT Rules for coal - and oil-fired EGUs no later than March 2011 and promulgate final rules no later than November 2011. In March 2011, the EPA issued the proposed Utility MACT rule, also referred to as the “Mercury and Air Toxics Standards.” The proposed rule would require compliance with emission limits for mercury, total particulate matter (PM) as a substitute for non-mercury metal HAPs and hydrogen chloride (HCl) as a substitute for acid gas HAPs. The EPA also proposed alternative standards for total or individual non-mercury metals emissions (instead of total PM) and SO2 emissions (instead of HCl for acid gases if a scrubber is installed). Facility-wide averaging can be used as an option to demonstrate compliance with HAPs standards for existing similar EGUs located at a generating facility. In addition, work practice standards were proposed for organic HAPs emissions to ensure proper combustion. In October 2011, the EPA filed a motion requesting a 30-day extension to the deadline in its February 2010 consent decree, which would allow issuance of the final Utility MACT rule by December 2011. Based on the EPA’s requested schedule to issue a final rule by December 2011, compliance would be required by December 2014. However, an entity can request an additional year for compliance, which may be granted by the permitting authority. In addition, the issuance of the final Utility MACT rule is expected to initiate a review of the Wisconsin State Mercury Rule, which could result in revisions to the Wisconsin State Mercury Rule. Alliant Energy, IPL and WPL are currently unable to predict the final outcome of the Utility MACT Rule, but expect that capital investments and/or modifications to their electric generating facilities could be significant to comply with any such regulations. The additional costs required to comply with the final Utility MACT rule may result in a decision to retire certain older, smaller and less-efficient electric generating facilities.

Ozone NAAQS Rule—In October 2011, the EPA withdrew its January 2010 ozone NAAQS proposal from further rulemaking review until 2013. The EPA will move forward with implementation of the 2008 ozone NAAQS of 0.075 ppm. Depending on the level and location of non-attainment areas, Alliant Energy, IPL and WPL may be subject to additional NOx emissions reduction requirements to meet the 2008 Ozone NAAQS. The EPA is expected to designate non-attainment areas by 2012. The schedule for compliance with this standard has not yet been established. The EPA’s withdrawal of the draft final rule reconsidering the 2008 Ozone NAAQS is currently being challenged by several groups in the D.C. Circuit Court of Appeals. Alliant Energy, IPL and WPL are currently unable to predict the outcome of the ozone NAAQS withdrawal request and its impact on their financial condition and results of operations.

Industrial Boiler and Process Heater MACT Rule—In March 2011, the EPA published the final revised Industrial Boiler and Process Heater MACT Rule. The rule requires that existing boilers and process heaters located at major sources comply with the HAPs emission limitations and work practice standards. In response to a legal challenge, in May 2011, the EPA published a stay postponing the effective date of the Industrial Boiler and Process Heater MACT Rule for major sources of emissions. The EPA currently expects to issue a proposed reconsidered rule by November 2011 and a final reconsidered rule by April 2012. Alliant Energy, IPL and WPL are monitoring future developments relating to this rule and plan to update their environmental compliance plans as needed. Alliant Energy, IPL and WPL are currently unable to predict the outcome of the Industrial Boiler and Process Heater MACT Rule, but expect that capital investments and/or modifications to its electric generating facilities to meet compliance requirements of the rule could be significant.

Air Permit Renewal Challenges—

Columbia—In 2008, the Sierra Club submitted a notice of intent to sue the EPA for failure to respond to its petition encouraging the EPA to challenge the air permit issued by the Wisconsin Department of Natural Resources (DNR) for Columbia. In 2009, the EPA issued an order (EPA’s 2009 Order) on the Sierra Club petition and granted one of three issues from the Sierra Club petition, objecting to that portion of the permit issued by the Wisconsin DNR. In September 2010, the Wisconsin DNR proposed a construction permit and a revised operation permit for Columbia. In October 2010, WPL submitted comments objecting to the appropriateness of the proposed draft permits. In November 2010, the comment period closed, and in February 2011, the Wisconsin DNR made the determination not to issue either of the proposed new permits. In February 2011, the Sierra Club filed a lawsuit against the EPA in the U.S. District Court for the Western District of Wisconsin seeking to have the EPA take over the permit process. The Sierra Club alleges the EPA must now act on the reconsideration of the permit since the Wisconsin DNR has exceeded its 90-day timeframe in which to respond to the EPA’s order. In May 2011, the Wisconsin DNR proposed a revised draft operation permit for Columbia. In June 2011, WPL and the Sierra Club submitted comments objecting to the appropriateness of the revised draft operation permit. Alliant Energy and WPL believe the previously issued air permit for Columbia is still valid. Alliant Energy and WPL are currently unable to predict the outcome of this matter and its impact on their financial condition or results of operations.

Air Permitting Violation Claims—Refer to Note 11(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of complaints filed by the Sierra Club in 2010 and an NOV issued by the EPA in 2009 regarding alleged air permitting violations at Nelson Dewey, Columbia and Edgewater.

EPA Information Request—In October 2011, MidAmerican received an EPA Region VII request under Section 114 of the CAA for certain information relating to the historical operation of George Neal Units 3 and 4, and Louisa, which are coal-fired generating units in Iowa that are jointly owned by IPL. IPL owns 28%, 25.695% and 4% of George Neal Units 3 and 4 and Louisa, respectively. MidAmerican is currently in the process of responding to this data request. Depending upon the results of the EPA’s review of the information provided by MidAmerican, the EPA may perform any of the following: issue NOVs asserting that a violation of the CAA occurred; seek additional information from MidAmerican, IPL and/or third-parties who have information relating to the boilers; and/or close out the investigation. In addition, under the CAA, citizen groups may pursue a claim. Alliant Energy and IPL have no notice of such a claim based on the information submitted to the EPA. Alliant Energy and IPL cannot currently predict the impact of the EPA’s request and any subsequent action taken by the EPA or citizen groups on their financial condition or results of operations.

Water Quality—

Section 316(b) Rule—In March 2011, the EPA issued a revised proposed Section 316(b) Rule, which applies to existing and new cooling water intake structures at large steam EGUs and manufacturing facilities. IPL and WPL have identified seven (Ottumwa 1, Prairie Creek Units 3-4, Fox Lake Units 1 and 3, Lansing Units 3-4, Dubuque Units 3-4, M.L. Kapp Unit 2, Burlington Unit 1) and three (Columbia Units 1-2, Nelson Dewey Units 1-2 and Edgewater Units 3-5) electric generating facilities, respectively, which may be impacted by the revised Section 316(b) Rule. A final rule is expected to be issued by the EPA in 2012. The schedule for compliance with this rule has not yet been finalized; however, compliance is currently expected to be required within eight years of the effective date of the final rule. Alliant Energy, IPL and WPL are currently unable to predict the final requirements from the Section 316(b) Rule, but expect that capital investments and/or modifications resulting from the rule could be significant.

Land and Solid Waste—

Coal Ash Impoundment Assessments—The EPA is collecting data through information requests and site assessments of utilities’ coal ash impoundments, including certain coal ash impoundments owned by IPL and WPL. The EPA completed a site assessment of the coal ash ponds at IPL’s Burlington Generating Station (Burlington) and determined that all of the Burlington ash ponds meet acceptable factors of safety. Alliant Energy, IPL and WPL are currently unable to predict the final outcome of other assessments, but believe capital investments and/or modifications resulting from investigations, possible adverse assessments or possible adverse studies could be significant.

MGP Sites—Refer to Note 11(e) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s and WPL’s MGP sites.

Other Environmental Matters—IPL and the Sierra Club have initiated discussions regarding various utility-related environmental issues associated with IPL’s Iowa operations. Alliant Energy and IPL are currently unable to predict the outcome of these discussions and their impact on their financial condition or results of operations.

LEGISLATIVE MATTERS

A summary of Alliant Energy’s, IPL’s and WPL’s legislative matters is included in the 2010 Form 10-K and has not changed materially from the items reported in the 2010 Form 10-K, except as described below.

Federal Tax Legislation—In 2010, the SBJA and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the Act) were enacted. The most significant provisions of the SBJA and the Act for Alliant Energy, IPL and WPL were provisions related to the extension of bonus depreciation deductions for certain expenditures for property that are incurred through Dec. 31, 2012. Based on capital projects placed into service in 2010, Alliant Energy claimed bonus depreciation deductions on its 2010 U.S. federal income tax return of $508 million (includes $227 million for IPL and $272 million for WPL). In addition, based on capital projects expected to be placed into service in 2011, Alliant Energy currently estimates its total bonus depreciation deductions to be claimed on its 2011 U.S. federal income tax return will be approximately $580 million (includes $220 million for IPL and $360 million for WPL). Alliant Energy, IPL and WPL are currently unable to estimate their bonus depreciation deductions to be claimed on their 2012 U.S. federal income tax return but believe bonus depreciation deductions will likely contribute to an annual federal net operating loss in 2012. Alliant Energy’s federal net operating losses carryforwards including mixed service costs are currently expected to offset future federal taxable income through 2014 resulting in minimal federal cash tax payments to the IRS by Alliant Energy, IPL and WPL through 2014. Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for further discussion of the SBJA and the Act.

Wisconsin Tax Legislation—In June 2011, Act 32 was enacted. The most significant provisions of Act 32 for Alliant Energy relate to utilization of Wisconsin state net operating losses and WPL’s contributions to the Focus on Energy Program.

Utilization of Wisconsin State Net Operating Losses—Act 32 authorizes combined groups to share net operating loss carryforwards that were incurred by group members prior to Jan. 1, 2009 and utilize these shared net operating losses to offset future taxable income over 20 years beginning after Dec. 31, 2011. Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional details of the financial impacts of Act 32 including $19 million of income tax benefits recognized by Alliant Energy in the second quarter of 2011 from the reversal of previously recorded deferred tax asset valuation allowances.

Focus on Energy Program - Act 32 prohibits the PSCW from requiring any energy utility to spend more than 1.2% of its annual retail utility revenues on energy efficiency and renewable resource programs effective Jan. 1, 2012. Focus on Energy works with eligible Wisconsin residents and businesses to finance and install energy efficiency and renewable energy equipment. Contributions to Focus on Energy are recovered from WPL’s retail rate payers through base rates.

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview—Third Quarter Results—Refer to “Executive Summary” for an overview of Alliant Energy’s third quarter 2011 and 2010 earnings and the various components of Alliant Energy’s business. Additional details of Alliant Energy’s earnings for the three and nine months ended Sep. 30, 2011 and 2010 are discussed below.

Utility Electric Margins—Electric margins are defined as electric operating revenues less electric production fuel, energy purchases and purchased electric capacity expenses. Management believes that electric margins provide a more meaningful basis for evaluating utility operations than electric operating revenues since electric production fuel, energy purchases and purchased electric capacity expenses are generally passed through to customers, and therefore, result in changes to electric operating revenues that are comparable to changes in electric production fuel, energy purchases and purchased electric capacity expenses.

Third Quarter 2011 vs. Third Quarter 2010 Summary—Electric margins and MWh sales for Alliant Energy for the three months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$311.7	$324.1	(4%)	2,243	2,248	—
Commercial	186.2	199.7	(7%)	1,705	1,705	—
Industrial	221.3	240.0	(8%)	3,021	2,992	1%

Retail subtotal	719.2	763.8	(6%)	6,969	6,945	—
Sales for resale:
Wholesale	54.2	53.8	1%	918	898	2%
Bulk power and other	11.2	10.1	11%	338	279	21%
Other	12.3	14.3	(14%)	37	35	6%

Total revenues/sales	796.9	842.0	(5%)	8,262	8,157	1%

Electric production fuel expense	129.7	130.4	(1%)
Energy purchases expense	85.6	108.4	(21%)
Purchased electric capacity expense	80.2	86.0	(7%)

Margins	$501.4	$517.2	(3%)

Electric margins decreased $16 million, or 3%, primarily due to credits on Iowa retail electric customers’ bills in 2011 resulting from the implementation of the tax benefit rider, which decreased IPL’s electric revenues by $20 million in the third quarter of 2011. Other decreases to electric margins included a $5 million decrease from changes in the recovery of electric production fuel and energy purchases expenses at WPL, $2 million of lower energy conservation revenues at IPL, $2 million of SO2 emission allowance charges allocated to IPL’s electric business in the third quarter of 2011 and a decrease in weather-normalized residential sales volumes at both IPL and WPL. IPL’s tax benefit rider is expected to result in reductions in electric revenues that are offset by reductions in income tax expenses for the year ended Dec. 31, 2011. These items were partially offset by the impact of base retail rate increases (excluding fuel cost recoveries) at WPL, which increased electric revenues by $10 million in the third quarter of 2011, an estimated $7 million increase in electric margins from changes in sales caused by weather conditions in Alliant Energy’s service territories, $6 million of lower purchased electric capacity expenses at WPL related to the Kewaunee PPA and higher revenues at IPL related to changes in recovery mechanisms for transmission costs due to the implementation of the transmission rider in 2011. Estimated increases to Alliant Energy’s electric margins from the impacts of weather during the third quarter of 2011 and 2010 were $29 million and $22 million, respectively.

Nine Months Ended Sep. 30, 2011 vs. Nine Months Ended Sep. 30, 2010 Summary—Electric margins and MWh sales for Alliant Energy for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$768.0	$775.5	(1%)	5,948	5,986	(1%)
Commercial	472.2	479.7	(2%)	4,726	4,706	—
Industrial	572.4	588.8	(3%)	8,628	8,445	2%

Retail subtotal	1,812.6	1,844.0	(2%)	19,302	19,137	1%
Sales for resale:
Wholesale	146.6	156.0	(6%)	2,573	2,535	1%
Bulk power and other	44.6	33.9	32%	1,480	1,059	40%
Other	33.9	40.3	(16%)	112	112	—

Total revenues/sales	2,037.7	2,074.2	(2%)	23,467	22,843	3%

Electric production fuel expense	335.8	307.9	9%
Energy purchases expense	254.2	334.5	(24%)
Purchased electric capacity expense	205.2	221.8	(7%)

Margins	$1,242.5	$1,210.0	3%

Electric margins increased $33 million, or 3%, primarily due to the impact of base retail rate increases (excluding fuel cost recoveries and transmission rider) at IPL and WPL, which increased electric revenues by $56 million during the nine-month period in 2011. Other increases to electric margins included $16 million of lower purchased electric capacity expenses at WPL related to the Kewaunee PPA, an estimated $9 million increase in electric margins from changes in sales caused by weather conditions in Alliant Energy’s service territories and higher revenues at IPL related to changes in recovery mechanisms for transmission costs due to the implementation of the transmission rider in 2011. Estimated increases to Alliant Energy’s electric margins from the impacts of weather during the nine-month periods in 2011 and 2010 were $35 million and $26 million, respectively. These items were partially offset by credits on Iowa retail electric customers’ bills in 2011 resulting from the implementation of the tax benefit rider, which decreased IPL’s electric revenues by $44 million during the nine-month period in 2011, the impact of a wholesale formula rate change, which increased WPL’s electric revenues by $4 million in the first quarter of 2010, $2 million of lower energy conservation revenues at IPL, $2 million of SO2 emission allowance charges allocated to IPL’s electric business in the third quarter of 2011 and a decrease in weather-normalized residential sales volumes.

Base Retail Rate Increases—Increases (decreases) to Alliant Energy’s electric revenues from the impacts of base retail rate increases (excluding fuel cost recoveries and transmission rider) for the three and nine months ended Sep. 30, 2011 were as follows (dollars in millions):

	Effective	Revenue Increase (Decrease) (a)
Retail Base Rate Cases	Date	Three Months	Nine Months
IPL’s Iowa 2009 Test Year	March 20, 2010	$—	$23
WPL’s Wisconsin 2011 Test Year	Jan. 1, 2011	10	28
IPL’s Minnesota 2009 Test Year	July 6, 2010	(1)	5

		$9	$56

(a)	The revenue impact is net of any reserves for rate refunds.

Refer to “Rate Matters” for additional information relating to electric rate increases.

Electric Production Fuel and Energy Purchases (Fuel-related) Cost Recoveries—Alliant Energy burns coal and other fossil fuels to produce electricity at its generating facilities. The cost of fossil fuels used during each period is included in electric production fuel expense. Alliant Energy also purchases electricity to meet the demand of its customers and charges these costs to energy purchases expense. Alliant Energy’s electric production fuel expense decreased $1 million, or 1%, and increased $28 million, or 9%, for the three- and nine-month periods, respectively. The nine-month increase was primarily due to higher MISO dispatch of Alliant Energy’s generating facilities in 2011, which resulted in higher fuel consumption. Alliant Energy’s energy purchases expense decreased $23 million, or 21%, and $80 million, or 24%, for the three- and nine-month periods, respectively. The decreases were primarily due to lower energy prices and lower energy volumes purchased resulting from the higher MISO dispatch of Alliant Energy’s generating facilities in 2011. The impact of the changes in energy volumes purchased were largely offset by the impact of changes in electricity volumes generated from Alliant Energy’s generating facilities and changes in bulk power sales volumes discussed below.

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

WPL’s retail fuel-related costs incurred during the third quarter of 2011 were higher than the forecasted fuel-related costs used to set retail rates during such period. WPL estimates the higher than forecasted retail fuel-related costs decreased electric margins by approximately $3 million during the third quarter of 2011. WPL’s retail fuel-related costs incurred during the third quarter of 2010 were lower than the forecasted fuel-related costs used to set retail rates during such period. WPL estimates the lower than forecasted retail fuel-related costs increased electric margins by approximately $2 million during the third quarter of 2010.

WPL’s retail fuel-related costs incurred during the nine months ended Sep. 30, 2011 and 2010 were higher than the forecasted fuel-related costs used to set retail rates during such period. WPL estimates the higher than forecasted retail fuel-related costs decreased electric margins by approximately $7 million and $5 million during the nine months ended Sep. 30, 2011 and 2010, respectively.

Weather Conditions—Cooling degree days (CDD) in Alliant Energy’s service territories for the three and nine months ended Sep. 30 were as follows:

	Three Months			Nine Months
	Actual			Actual
	2011	2010	Normal	2011	2010	Normal
CDD (a):
Cedar Rapids, Iowa (IPL)	654	629	505	867	918	724
Madison, Wisconsin (WPL)	612	623	433	804	825	607

(a)	CDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical CDD.

Purchased Electric Capacity Expenses—Alliant Energy enters into PPAs to help meet the electricity demand of IPL’s and WPL’s customers. Certain of these PPAs include minimum payments for IPL’s and WPL’s rights to electric generating capacity. Details of purchased electric capacity expense included in the utility electric margins table above for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2011	2010	2011	2010
DAEC PPA (IPL)	$40	$39	$113	$111
Riverside PPA (WPL)	27	27	53	52
Kewaunee PPA (WPL)	13	19	38	54
Other	—	1	1	5

	$80	$86	$205	$222

Sales Trends—Retail sales volumes increased 1% for the nine months ended Sep. 30, 2011 compared to the same period in 2010, primarily due to higher usage per customer caused by weather conditions in Alliant Energy’s service territories and higher sales to industrial customers driven by increased production requirements. These items were largely offset by a decrease in weather-normalized residential sales volumes. Alliant Energy believes the decrease in weather-normalized residential sales volumes is largely due to energy efficiency improvements implemented by customers and changes in customer’s usage patterns driven by economic challenges.

Wholesale sales volumes increased 2% and 1% for the three and nine months ended Sep. 30, 2011, respectively, compared to the same periods in 2010, primarily due to the impact of weather conditions and changes in sales to WPL’s partial-requirement wholesale customers that have contractual options to be served by WPL, other power supply sources or the MISO market.

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

Utility Gas Margins—Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

Third Quarter 2011 vs. Third Quarter 2010 Summary—Gas margins and Dth sales for Alliant Energy for the three months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$21.6	$20.6	5%	1,541	1,339	15%
Commercial	13.8	14.0	(1%)	1,788	1,676	7%
Industrial	4.3	6.6	(35%)	735	1,095	(33%)

Retail subtotal	39.7	41.2	(4%)	4,064	4,110	(1%)
Transportation/other	6.7	5.3	26%	13,396	12,696	6%

Total revenues/sales	46.4	46.5	—	17,460	16,806	4%

Cost of gas sold	19.8	19.8	—

Margins	$26.6	$26.7	—

Nine Months Ended Sep. 30, 2011 vs. Nine Months Ended Sep. 30, 2010 Summary—Gas margins and Dth sales for Alliant Energy for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$194.2	$187.2	4%	19,234	18,089	6%
Commercial	109.8	103.7	6%	13,534	12,296	10%
Industrial	18.4	19.6	(6%)	2,866	2,960	(3%)

Retail subtotal	322.4	310.5	4%	35,634	33,345	7%
Transportation/other	20.1	20.4	(1%)	39,500	37,603	5%

Total revenues/sales	342.5	330.9	4%	75,134	70,948	6%

Cost of gas sold	211.0	204.9	3%

Margins	$131.5	$126.0	4%

Gas margins increased $6 million, or 4%, during the nine months ended Sep. 30, 2011 primarily due to an estimated $6 million increase in sales from the impacts of weather conditions and $4 million of higher energy conservation revenues at IPL. Estimated increases (decreases) to Alliant Energy’s gas margins from the impacts of weather during the nine months ended Sep. 30, 2011 and 2010 were $5 million and ($1) million, respectively. Changes in energy conservation revenues were largely offset by changes in energy conservation expenses for the nine months ended Sep. 30, 2011.

Weather Conditions—Heating degree days (HDD) in Alliant Energy’s service territories for the three and nine months ended Sep. 30 were as follows:

	Three Months			Nine Months
	Actual			Actual
	2011	2010	Normal	2011	2010	Normal
HDD (a):
Cedar Rapids, Iowa (IPL)	204	110	147	4,573	4,290	4,245
Madison, Wisconsin (WPL)	216	151	183	4,804	4,217	4,524

(a)	HDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD.

Non-regulated Revenues—Alliant Energy’s non-regulated revenues for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2011	2010	2011	2010
RMT	$150.7	$35.9	$325.5	$97.9
Transportation	11.8	11.4	34.3	31.1
Other	—	—	0.3	0.5

	$162.5	$47.3	$360.1	$129.5

The increased RMT revenues were primarily caused by increased demand for construction management services for large solar and wind projects during the three and nine months ended Sep. 30, 2011. These increases in revenues were more than offset by higher costs incurred by RMT, which are included in non-regulated operation and maintenance expenses discussed below. Future demand for RMT’s construction management services for large renewable energy projects is expected to be impacted by various external factors, including the availability and amount of government incentives for renewable energy projects, the number and scope of federal- and state-imposed renewable portfolio standards and the availability and cost of capital to fund capital expenditures for renewable energy projects. The American Recovery and Reinvestment Act of 2009 enacted in 2009 extended incentives to renewable energy projects completed by Dec. 31, 2012.

Electric Transmission Service Expense—Alliant Energy’s electric transmission service expense for the utilities increased $12 million and $32 million for the three- and nine-month periods, respectively, primarily due to higher transmission costs at IPL related to transmission services from ITC. The electric transmission service costs billed by ITC to IPL were $9 million and $12 million higher for the three- and nine-month periods in 2011, respectively, than those billed by ITC to IPL for the same periods in 2010. In addition, deferrals and regulatory liability offsets approved by the IUB to reduce transmission service expenses were lower in 2011 compared to 2010 resulting in higher transmission service expense at IPL for the three- and nine-month periods in 2011. During the three and nine months ended Sep. 30, 2010, IPL deferred $12 million and $32 million, respectively, of electric transmission expenses related to the Iowa retail portion of 2008 under-recovered costs billed to IPL by ITC during the three and nine months ended Sep. 30, 2010. IPL also utilized $3 million of regulatory liabilities to offset a portion of the electric transmission service expenses incurred during the nine months ended Sep. 30, 2010. During the three and nine months ended Sep. 30, 2011, IPL utilized $6 million and $15 million, respectively, of regulatory liabilities to offset transmission service expenses related to the Iowa retail portion of 2009 under-recovered costs billed to IPL by ITC during the three and nine months ended Sep. 30, 2011. Excluding the impact of these deferrals and regulatory liability offsets, IPL’s electric transmission service costs from ITC increased $11 million and $28 million during the three and nine months ended Sep. 30, 2011, respectively. Alliant Energy currently estimates electric transmission service costs from ITC (excluding the impacts of deferrals and regulatory liability offsets) will be approximately $30 million to $40 million higher in 2011 compared to 2010. IPL is currently recovering the Iowa retail portion of these increased electric transmission service costs from its retail electric customers in Iowa through a transmission cost rider that was approved by the IUB in January 2011. Refer to “Rate Matters” for additional discussion of the transmission cost rider.

Utility Other Operation and Maintenance Expenses—Alliant Energy’s other operation and maintenance expenses for the utilities increased $4 million and $31 million for the three- and nine-month periods, respectively, due to the following reasons (amounts represent variances between periods in millions):

Third Quarter 2011 vs. Third Quarter 2010 Summary:	Alliant Energy	IPL	WPL
Higher generation operation and maintenance expenses at WPL (a)	$2	$—	$2
SO2 emission allowance charge allocated to IPL’s steam business in the third quarter of 2011 (b)	2	2	—
Higher wind turbine operation and maintenance expenses at WPL (c)	2	—	2
Lower energy conservation expenses at IPL (d)	(2)	(2)	—
Other	—	(2)	2

	$4	($2)	$6

Nine Months Ended Sep. 30, 2011 vs. Nine Months Ended Sep. 30, 2010 Summary:	Alliant Energy	IPL	WPL
Regulatory-related charges and (credits) from IPL’s Minnesota electric rate case order recorded in the second quarter of 2011 (e)	$11	$11	$—
Additional benefits costs for Cash Balance Plan in 2011 (f)	10	6	4
Regulatory asset impairments in 2011 (g)	7	2	5
Higher wind turbine operation and maintenance expenses at WPL (c)	6	—	6
Wind site impairment charge at WPL in the first quarter of 2011 (h)	5	—	5
SO2 emission allowance charge allocated to IPL’s steam business in the third quarter of 2011 (b)	2	2	—
Higher generation operation and maintenance expenses at WPL (a)	2	—	2
Loss contingency reserve for Cash Balance Plan lawsuit in the second quarter of 2010 (i)	(4)	(3)	(1)
Restructuring charges in the second quarter of 2010 (j)	(4)	(2)	(2)
Asset impairment in the second quarter of 2010 at IPL (k)	(4)	(4)	—
Other	—	(1)	1

	$31	$11	$20

(a)	Resulting from the timing of maintenance projects at WPL’s electric generating facilities.
(b)	Refer to Note 1(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for details of the SO2 emission allowance charges recorded by IPL in the third quarter of 2011.
(c)	Operation and maintenance expenses for WPL’s Bent Tree—Phase I wind project, which began generating electricity in late 2010.
(d)	Changes in energy conservation expenses were largely offset by changes in energy conservation revenues included in utility electric and gas margins.
(e)	Refer to Notes 1(b) and 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for details of regulatory-related charges and credits incurred by IPL in the second quarter of 2011 due to the decision issued by the MPUC in IPL’s Minnesota retail electric rate case (2009 test year).
(f)	Refer to Note 5(a) of the “Combined Notes to Condensed Consolidated Financial Statements” for details of the additional benefit costs incurred by Alliant Energy, IPL and WPL in 2011 resulting from an amendment to the Alliant Energy Cash Balance Pension Plan.
(g)	Refer to Note 1(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for details of regulatory asset impairments incurred by IPL and WPL in 2011.
(h)	Refer to Note 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for details of the wind site impairment charge recorded by WPL in the first quarter of 2011.
(i)	Alliant Energy recognized a $4 million loss contingency related to the Alliant Energy Cash Balance Pension Plan class action lawsuit in the second quarter of 2010. Refer to Note 11(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for additional details of the lawsuit.
(j)	Resulting from the elimination of certain corporate and operations positions.
(k)	IPL recognized a $4 million impairment in the second quarter of 2010 related to its Sixth Street Generating Station (Sixth Street) assets as a result of a decision not to rebuild electric operations at Sixth Street.

Alliant Energy currently expects utility other operations and maintenance expense to decrease in 2012 as compared to 2011 largely due to anticipated reductions in generation operation and maintenance expenses, the full year realization of cost control initiatives implemented in 2011 including the elimination of certain corporate and operations positions and continued focus on cost controls and operational efficiencies in 2012.

Non-regulated Operation and Maintenance Expenses—Alliant Energy’s non-regulated operation and maintenance expenses for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2011	2010	2011	2010
RMT	$173.8	$35.2	$343.1	$96.5
Transportation	4.6	3.9	14.5	12.7
Other (includes eliminations)	0.1	1.3	(1.2)	2.5

	$178.5	$40.4	$356.4	$111.7

The increase in non-regulated operation and maintenance expenses at RMT was largely driven by higher construction management costs associated with the execution of large solar and wind projects during the three and nine months ended Sep. 30, 2011 compared to the same periods last year. RMT also began experiencing issues with one of its subcontractors working on its solar projects in the third quarter of 2011. These issues led to schedule delays and abandonment of work by the original subcontractor and required RMT to hire additional subcontractors to complete the work. These actions resulted in significant additional costs included in RMT’s operation and maintenance expenses in the third quarter of 2011.

Depreciation and Amortization Expenses—Depreciation and amortization expenses increased $6 million and $27 million for the three- and nine-month periods, respectively, primarily due to property additions, including $4 million and $12 million of depreciation expense recognized during the three and nine months ended Sep. 30, 2011, respectively, related to WPL’s Bent Tree—Phase I wind project, which began generating electricity in late 2010. Also contributing to the increase for the nine-month period was a depreciation adjustment recorded in the second quarter of 2010 at WPL, which is not anticipated to have a material impact on future periods.

Alliant Energy, IPL and WPL currently expect their depreciation expense to increase in 2012 as compared to 2011 due to property additions in 2011 and 2012 by IPL and WPL including the full year impact of depreciation from WPL’s Bent Tree—Phase I wind project that was completed in the first half of 2011. Alliant Energy’s and IPL’s future depreciation expense is also expected to increase due to impacts of IPL’s most recent depreciation study filed with the MPUC in 2011.

Refer to “Rate Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on Alliant Energy’s rate activities.

AFUDC—AFUDC decreased $2 million and $6 million for the three- and nine-month periods, respectively, primarily due to AFUDC recognized in 2010 for WPL’s Bent Tree—Phase I wind project. WPL recognized $3 million and $8 million of AFUDC for the Bent Tree—Phase I wind project in the three and nine months ended Sep. 30, 2010, respectively. Alliant Energy, IPL and WPL currently expect AFUDC to increase in 2012 compared to 2011 primarily due to expected increased levels of construction expenditures at IPL and WPL. Refer to “Liquidity and Capital Resources—Construction and Acquisition Expenditures” for details regarding anticipated construction expenditures by Alliant Energy, IPL and WPL for 2011 through 2015.

Income Taxes—Details of the effective income tax rates for Alliant Energy’s continuing operations during the three and nine months ended Sep. 30 were as follows:

	Three Months		Nine Months
	2011	2010	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
IPL’s tax benefit rider implemented in February 2011	(9.0)	—	(8.7)	—
Wisconsin Tax Legislation enacted in June 2011	—	—	(6.2)	—
Production tax credits	(6.0)	(1.7)	(5.7)	(2.0)
Federal Health Care Legislation enacted in March 2010	—	—	—	1.9
IRS audit completed in September 2010	—	(3.0)	—	(1.7)
Other items, net	1.3	(1.1)	0.7	(1.0)

Overall income tax rate	21.3%	29.2%	15.1%	32.2%

Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional discussion of IPL’s tax benefit rider implemented in the first quarter of 2011, Wisconsin Tax Legislation enacted in the second quarter of 2011, production tax credits, Federal Health Care Legislation enacted in the first quarter of 2010 and the IRS audit completed in the third quarter of 2010. Refer to “Other Future Considerations - Tax Benefit Rider” for discussion of possible impacts to Alliant Energy’s future income taxes resulting from IPL’s tax benefit rider and “Other Future Considerations—Government Incentives for Wind Projects” for anticipated trends in IPL’s and WPL’s production tax credits.

IPL’S RESULTS OF OPERATIONS

Overview—Third Quarter Results—Earnings available for common stock increased $2 million primarily due to a lower effective tax rate resulting largely from the implementation of the tax benefit rider, substantially offset by credits on retail electric customers’ bills in Iowa in 2011 from the tax benefit rider.

Electric Margins—Electric margins are defined as electric operating revenues less electric production fuel, energy purchases and purchased electric capacity expenses. Management believes that electric margins provide a more meaningful basis for evaluating utility operations than electric operating revenues since electric production fuel, energy purchases and purchased electric capacity expenses are generally passed through to customers, and therefore, result in changes to electric operating revenues that are comparable to changes in electric production fuel, energy purchases and purchased electric capacity expenses.

Third Quarter 2011 vs. Third Quarter 2010 Summary—Electric margins and MWh sales for IPL for the three months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$179.6	$191.2	(6%)	1,233	1,216	1%
Commercial	115.0	129.6	(11%)	1,075	1,077	—
Industrial	127.6	149.0	(14%)	1,846	1,836	1%

Retail subtotal	422.2	469.8	(10%)	4,154	4,129	1%
Sales for resale:
Wholesale	8.9	8.8	1%	114	116	(2%)
Bulk power and other	4.6	5.0	(8%)	140	135	4%
Other	7.5	8.8	(15%)	21	20	5%

Total revenues/sales	443.2	492.4	(10%)	4,429	4,400	1%

Electric production fuel expense	72.0	83.4	(14%)
Energy purchases expense	37.9	46.8	(19%)
Purchased electric capacity expense	40.5	39.9	2%

Margins	$292.8	$322.3	(9%)

Electric margins decreased $30 million, or 9%, primarily due to credits on Iowa retail electric customers’ bills in 2011 resulting from the implementation of the tax benefit rider, which decreased IPL’s electric revenues by $20 million in the third quarter of 2011. Other decreases to electric margins included $2 million of lower energy conservation revenues, $2 million of SO2 emission allowance charges allocated to IPL’s electric business in the third quarter of 2011 and a decrease in weather-normalized residential sales volumes. IPL’s tax benefit rider is expected to result in reductions in electric revenues that are offset by reductions in income tax expenses for the year ended Dec. 31, 2011. These items were partially offset by an estimated $6 million increase in electric margins from changes in sales caused by weather conditions in IPL’s service territory and higher revenues related to changes in recovery mechanisms for transmission costs due to the implementation of the transmission rider in 2011. Estimated increases to IPL’s electric margins from the impacts of weather for the third quarter of 2011 and 2010 were $17 million and $11 million, respectively. Changes in energy conservation revenues were largely offset by changes in energy conservation expenses included in other operation and maintenance expenses for both the three- and nine-month periods.

Nine Months Ended Sep. 30, 2011 vs. Nine Months Ended Sep. 30, 2010 Summary—Electric margins and MWh sales for IPL for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$428.2	$438.8	(2%)	3,267	3,294	(1%)
Commercial	283.4	295.0	(4%)	2,978	2,975	—
Industrial	320.0	346.1	(8%)	5,303	5,251	1%

Retail subtotal	1,031.6	1,079.9	(4%)	11,548	11,520	—
Sales for resale:
Wholesale	23.0	24.5	(6%)	321	321	—
Bulk power and other	21.1	17.0	24%	614	508	21%
Other	21.6	25.4	(15%)	64	62	3%

Total revenues/sales	1,097.3	1,146.8	(4%)	12,547	12,411	1%

Electric production fuel expense	178.9	175.2	2%
Energy purchases expense	115.2	156.8	(27%)
Purchased electric capacity expense	114.4	112.3	2%

Margins	$688.8	$702.5	(2%)

Electric margins decreased $14 million, or 2%, primarily due to credits on Iowa retail electric customers’ bills in 2011 resulting from the implementation of the tax benefit rider, which decreased IPL’s electric revenues by $44 million during the nine months ended Sep. 30, 2011. Other decreases to electric margins included $2 million of lower energy conservation revenues, $2 million of SO2 emission allowance charges allocated to IPL’s electric business in the third quarter of 2011 and a decrease in weather-normalized residential sales volumes. These items were partially offset by the impact of base retail rate increases (excluding fuel cost recoveries and transmission rider) from the Iowa and Minnesota 2009 test year base rate cases, which increased IPL’s electric revenues by $28 million in aggregate during the nine months ended Sep. 30, 2011, higher revenues at IPL related to changes in recovery mechanisms for transmission costs due to the implementation of the transmission rider in 2011 and an estimated $5 million increase in electric margins from changes in sales caused by weather conditions in IPL’s service territory. Estimated increases to IPL’s electric margins from the impacts of weather for the nine months ended Sep. 30, 2011 and 2010 were $20 million and $15 million, respectively.

Refer to “Alliant Energy’s Results of Operations—Utility Electric Margins” for details on IPL’s CDD data, retail rate increases, purchased electric capacity expenses, recoveries of electric production fuel and energy purchases expenses and sales trends. Refer to “Rate Matters” for additional discussion of IPL’s retail electric rate increases from its Iowa and Minnesota 2009 test year base rate cases.

Gas Margins—Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

Third Quarter 2011 vs. Third Quarter 2010 Summary—Gas margins and Dth sales for IPL for the three months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$12.7	$12.0	6%	930	772	20%
Commercial	7.7	8.4	(8%)	968	955	1%
Industrial	3.9	4.5	(13%)	671	720	(7%)

Retail subtotal	24.3	24.9	(2%)	2,569	2,447	5%
Transportation/other	3.2	3.2	—	6,406	6,668	(4%)

Total revenues/sales	27.5	28.1	(2%)	8,975	9,115	(2%)

Cost of gas sold	12.7	13.3	(5%)

Margins	$14.8	$14.8	—

Nine Months Ended Sep. 30, 2011 vs. Nine Months Ended Sep. 30, 2010 Summary—Gas margins and Dth sales for IPL for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$111.3	$105.8	5%	11,129	10,750	4%
Commercial	62.3	59.2	5%	7,440	7,075	5%
Industrial	14.2	12.8	11%	2,224	1,978	12%

Retail subtotal	187.8	177.8	6%	20,793	19,803	5%
Transportation/other	10.3	10.1	2%	20,499	20,617	(1%)

Total revenues/sales	198.1	187.9	5%	41,292	40,420	2%

Cost of gas sold	126.2	119.1	6%

Margins	$71.9	$68.8	5%

Gas margins increased $3 million, or 5%, for the nine-month period primarily due to $4 million of higher energy conservation revenues and an estimated $2 million increase in sales from the impacts of weather conditions. Estimated increases to IPL’s gas margins from the impacts of weather during the nine months ended Sep. 30, 2011 and 2010 were $3 million and $1 million, respectively. Changes in energy conservation revenues were largely offset by changes in energy conservation expenses included in other operation and maintenance expenses for the nine-month period.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of IPL’s HDD data.

Electric Transmission Service Expense—Electric transmission service expense increased $10 million and $29 million for the three- and nine-month periods, respectively, primarily due to higher transmission costs related to transmission services from ITC. The electric transmission service costs billed by ITC to IPL were $9 million and $12 million higher for the three- and nine-month periods in 2011, respectively, than those billed by ITC to IPL in the same periods in 2010. In addition, deferrals and regulatory liability offsets approved by the IUB to reduce transmission service expenses were lower in 2011 compared to 2010 resulting in higher transmission service expense at IPL during the three and nine months ended Sep. 30, 2011. During the three and nine months ended Sep. 30, 2010, IPL deferred $12 million and $32 million, respectively, of electric transmission expenses related to the Iowa retail portion of 2008 under-recovered costs billed to IPL by ITC during the three and nine months ended Sep. 30, 2010. IPL also utilized $3 million of regulatory liabilities to offset a portion of the electric transmission service expenses incurred during the nine months ended Sep. 30, 2010. During the three and nine months ended Sep. 30, 2011, IPL utilized $6 million and $15 million, respectively, of regulatory liabilities to offset transmission service expenses related to the Iowa retail portion of 2009 under-recovered costs billed to IPL by ITC during the three and nine months ended Sep. 30, 2011. Excluding the impact of these deferrals and regulatory liability offsets, IPL’s electric transmission service costs from ITC increased $11 million and $28 million during the three and nine months ended Sep. 30, 2011, respectively. IPL currently estimates electric transmission service costs from ITC (excluding the impacts of deferrals and regulatory liability offsets) will be approximately $30 million to $40 million higher in 2011 compared to 2010. IPL is currently recovering the Iowa retail portion of these increased electric transmission service costs from its retail electric customers in Iowa through a transmission cost rider that was approved by the IUB in January 2011. Refer to “Rate Matters” for additional discussion of the transmission cost rider.

Other Operation and Maintenance Expenses—

Third Quarter 2011 vs. Third Quarter 2010 Summary—Other operation and maintenance expenses decreased $2 million primarily due to $2 million of lower energy conservation expenses and decreases in other administrative and general expenses. These items were partially offset by a $2 million charge recorded in the third quarter of 2011 related to SO2 emission allowance forward contracts allocated to IPL’s steam business. Changes in energy conservation expenses were largely offset by changes in energy conservation revenues included in electric and gas margins for the three- and nine-month periods.

Nine Months Ended Sep. 30, 2011 vs. Nine Months Ended Sep. 30, 2010 Summary—Other operation and maintenance expenses increased $11 million primarily due to $11 million of regulatory-related charges and credits incurred by IPL in the second quarter of 2011 due to a decision issued by the MPUC in IPL’s Minnesota retail electric rate case (2009 test year), $6 million of additional benefits costs in 2011 resulting from an amendment to the Alliant Energy Cash Balance Pension Plan, a $2 million charge recorded in the third quarter of 2011 related to SO2 emission allowance forward contracts allocated to

IPL’s steam business and $2 million of regulatory asset impairment charges recorded in 2011. These items were partially offset by a $4 million asset impairment charge recorded in the second quarter of 2010 related to Sixth Street, a $3 million loss contingency reserve recorded in the second quarter of 2010 related to the Alliant Energy Cash Balance Pension Plan lawsuit and $2 million of restructuring charges incurred in the second quarter of 2010 related to the elimination of certain corporate and operations positions.

IPL currently expects other operations and maintenance expense to decrease in 2012 as compared to 2011 largely due to anticipated reductions in generation operation and maintenance expenses, the full year realization of cost control initiatives implemented in 2011 including the elimination of certain corporate and operations positions and continued focus on cost controls and operational efficiencies in 2012.

Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for additional details of IPL’s other operation and maintenance expenses. Refer to “Rate Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on IPL’s utility rate activities.

Depreciation and Amortization Expenses—IPL currently expects its depreciation expense to increase in 2012 as compared to 2011 due to property additions in 2011 and 2012 as well as impacts from its most recent depreciation study filed with the MPUC in 2011.

AFUDC—IPL currently expects AFUDC to increase in 2012 compared to 2011 primarily due to the expected increased levels of construction expenditures. Refer to “Liquidity and Capital Resources—Construction and Acquisition Expenditures” for details regarding anticipated construction expenditures by IPL for 2011 through 2015.

Income Taxes - Details of IPL’s effective income tax rates during the three and nine months ended Sep. 30 were as follows:

	Three Months		Nine Months
	2011	2010	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Tax benefit rider implemented in February 2011	(26.5)	—	(25.4)	—
Production tax credits	(8.4)	(2.3)	(7.9)	(2.6)
Federal Health Care Legislation enacted in March 2010	—	—	—	2.0
IRS audit completed in September 2010	—	(3.8)	—	(2.8)
Other items, net	(3.4)	(3.1)	(3.4)	(3.8)

Overall income tax rate	(3.3%)	25.8%	(1.7%)	27.8%

Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional discussion of IPL’s tax benefit rider implemented in the first quarter of 2011, production tax credits, Federal Health Care Legislation enacted in the first quarter of 2010 and the IRS audit completed in the third quarter of 2010. Refer to “Other Future Considerations - Tax Benefit Rider” for discussion of possible impacts to IPL’s future income taxes resulting from the tax benefit rider and “Other Future Considerations—Government Incentives for Wind Projects” for anticipated trends in IPL’s production tax credits.

WPL’S RESULTS OF OPERATIONS

Overview—Third Quarter Results—WPL’s earnings available for common stock increased $1 million primarily due to the impact of a base retail electric rate increase implemented in January 2011, substantially offset by higher operating expenses including other operations and maintenance expense and depreciation expense related to the Bent Tree—Phase I wind project, which began generating electricity in late 2010.

Electric Margins—Electric margins are defined as electric operating revenues less electric production fuel, energy purchases and purchased electric capacity expenses. Management believes that electric margins provide a more meaningful basis for evaluating utility operations than electric operating revenues since electric production fuel, energy purchases and purchased electric capacity expenses are generally passed through to customers, and therefore result in changes to electric operating revenues that are comparable to changes in electric production fuel, energy purchases and purchased electric capacity expenses.

Third Quarter 2011 vs. Third Quarter 2010 Summary—Electric margins and MWh sales for WPL for the three months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$132.1	$132.9	(1%)	1,010	1,032	(2%)
Commercial	71.2	70.1	2%	630	628	—
Industrial	93.7	91.0	3%	1,175	1,156	2%

Retail subtotal	297.0	294.0	1%	2,815	2,816	—
Sales for resale:
Wholesale	45.3	45.0	1%	804	782	3%
Bulk power and other	6.6	5.1	29%	198	144	38%
Other	4.8	5.5	(13%)	16	15	7%

Total revenues/sales	353.7	349.6	1%	3,833	3,757	2%

Electric production fuel expense	57.7	47.0	23%
Energy purchases expense	47.7	61.6	(23%)
Purchased electric capacity expense	39.7	46.1	(14%)

Margins	$208.6	$194.9	7%

Electric margins increased $14 million, or 7%, primarily due to the impact of a non-fuel retail rate increase implemented in January 2011, which increased WPL’s electric revenues by $10 million in the third quarter of 2011. Other increases in electric margins included $6 million of lower purchased electric capacity expenses related to the Kewaunee PPA and an estimated $1 million increase from changes in sales caused by weather conditions in WPL’s service territory in the third quarter of 2011. Estimated increases to WPL’s electric margins from the impacts of weather for the third quarter of 2011 and 2010 were $12 million and $11 million, respectively. These items were partially offset by a $5 million decrease from changes in the recovery of electric production fuel and energy purchases expenses and a decrease in weather-normalized residential sales volumes.

Nine Months Ended Sep. 30, 2011 vs. Nine Months Ended Sep. 30, 2010 Summary—Electric margins and MWh sales for WPL for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$339.8	$336.7	1%	2,681	2,692	—
Commercial	188.8	184.7	2%	1,748	1,731	1%
Industrial	252.4	242.7	4%	3,325	3,194	4%

Retail subtotal	781.0	764.1	2%	7,754	7,617	2%
Sales for resale:
Wholesale	123.6	131.5	(6%)	2,252	2,214	2%
Bulk power and other	23.5	16.9	39%	866	551	57%
Other	12.3	14.9	(17%)	48	50	(4%)

Total revenues/sales	940.4	927.4	1%	10,920	10,432	5%

Electric production fuel expense	156.9	132.7	18%
Energy purchases expense	139.0	177.7	(22%)
Purchased electric capacity expense	90.8	109.5	(17%)

Margins	$553.7	$507.5	9%

Electric margins increased $46 million, or 9%, primarily due to the impact of a non-fuel retail rate increase implemented in January 2011, which increased WPL’s electric revenues by $28 million during the nine months ended Sep. 30, 2011. Other increases in electric margins included $16 million of lower purchased electric capacity expenses related to the Kewaunee PPA and an estimated $4 million increase from changes in sales caused by weather conditions in WPL’s service territory during the nine months ended Sep. 30, 2011. Estimated increases to WPL’s electric margins from the impacts of weather for the nine months ended Sep. 30, 2011 and 2010 were $15 million and $11 million, respectively. These items were partially offset by the impact of a wholesale formula rate change, which increased WPL’s electric revenues by $4 million in the first quarter of 2010 and a decrease in weather-normalized residential sales volumes.

Refer to “Alliant Energy’s Results of Operations—Utility Electric Margins” for details of WPL’s CDD data, retail rate increase, purchased electric capacity expenses, recoveries of electric production fuel and energy purchases expenses and sales trends. Refer to “Rate Matters” for additional discussion of the retail rate increase implemented in January 2011.

Gas Margins—Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

Third Quarter 2011 vs. Third Quarter 2010 Summary—Gas margins and Dth sales for WPL for the three months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$8.9	$8.6	3%	611	567	8%
Commercial	6.1	5.6	9%	820	721	14%
Industrial	0.4	2.1	(81%)	64	375	(83%)

Retail subtotal	15.4	16.3	(6%)	1,495	1,663	(10%)
Transportation/other	3.5	2.1	67%	6,990	6,028	16%

Total revenues/sales	18.9	18.4	3%	8,485	7,691	10%

Cost of gas sold	7.1	6.5	9%

Margins	$11.8	$11.9	(1%)

Nine Months Ended Sep. 30, 2011 vs. Nine Months Ended Sep. 30, 2010 Summary—Gas margins and Dth sales for WPL for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2011	2010	Change	2011	2010	Change
Residential	$82.9	$81.4	2%	8,105	7,339	10%
Commercial	47.5	44.5	7%	6,094	5,221	17%
Industrial	4.2	6.8	(38%)	642	982	(35%)

Retail subtotal	134.6	132.7	1%	14,841	13,542	10%
Transportation/other	9.8	10.3	(5%)	19,001	16,986	12%

Total revenues/sales	144.4	143.0	1%	33,842	30,528	11%

Cost of gas sold	84.8	85.8	(1%)

Margins	$59.6	$57.2	4%

Gas margins increased $2 million, or 4%, for the nine-month period primarily due to an estimated $4 million increase in sales caused by the impacts of weather conditions in WPL’s service territory during the nine months ended Sep. 30, 2011 and 2010. Estimated increases (decreases) to WPL’s gas margins from the impacts of weather for the nine months ended Sep. 30, 2011 and 2010 were $2 million and ($2) million, respectively.

Refer to “Alliant Energy’s Results of Operations—Utility Gas Margins” for WPL’s HDD data.

Other Operation and Maintenance Expenses—

Third Quarter 2011 vs. Third Quarter 2010 Summary—Other operation and maintenance expenses increased $6 million primarily due to $2 million of higher wind turbine operation and maintenance expenses related to the Bent Tree - Phase I wind project, which began generating electricity in late 2010 and $2 million of higher other generation operation and maintenance expenses.

Nine Months Ended Sep. 30, 2011 vs. Nine Months Ended Sep. 30, 2010 Summary—Other operation and maintenance expenses increased $20 million primarily due to $6 million of higher wind turbine operation and maintenance expenses related to the Bent Tree—Phase I wind project, which began generating electricity in late 2010, $5 million of regulatory asset impairment charges recorded in 2011, a $5 million wind site impairment charge recorded in the first quarter of 2011, $4 million of additional benefits costs recorded in 2011 resulting from an amendment to the Alliant Energy Cash Balance Pension Plan and $2 million of higher other generation operation and maintenance expenses. These items were partially offset by $2 million of restructuring charges incurred in the second quarter of 2010 related to the elimination of certain corporate and operations positions and a $1 million loss contingency reserve recorded in the second quarter of 2010 related to the Alliant Energy Cash Balance Pension Plan lawsuit.

WPL currently expects other operations and maintenance expense to decrease in 2012 as compared to 2011 largely due to anticipated reductions in generation operation and maintenance expenses, the full year realization of cost control initiatives implemented in 2011 including the elimination of certain corporate and operations positions and continued focus on cost controls and operational efficiencies in 2012.

Refer to “Alliant Energy’s Results of Operations—Utility Other Operation and Maintenance Expenses” for additional details of WPL’s other operation and maintenance expenses.

Depreciation and Amortization Expenses—Depreciation and amortization expenses increased $6 million and $26 million for the three- and nine-month periods, respectively. The increases are primarily due to property additions including $4 million and $12 million of depreciation expense recognized during the three and nine months ended Sep. 30, 2011, respectively, related to the Bent Tree—Phase I wind project, which began generating electricity in late 2010. Also contributing to the increase for the nine-month period was a depreciation adjustment recorded in the second quarter of 2010, which is not anticipated to have a material impact on future periods. WPL currently expects its depreciation expense to increase in 2012 as compared to 2011 due to property additions in 2011 and 2012 including the full year impact of depreciation from the Bent Tree—Phase I wind project that was completed in the first half of 2011.

Refer to “Rate Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on WPL’s rate activities.

AFUDC—AFUDC decreased $2 million and $5 million for the three- and nine-month periods, respectively, primarily due to AFUDC recognized in 2010 for WPL’s Bent Tree—Phase I wind project. WPL recognized $3 million and $8 million of AFUDC for the Bent Tree—Phase I wind project during the three and nine months ended Sep. 30, 2010, respectively. WPL currently expects AFUDC to increase in 2012 compared to 2011 primarily due to expected increased levels of construction expenditures. Refer to “Liquidity and Capital Resources—Construction and Acquisition Expenditures” for details regarding anticipated construction expenditures by WPL for 2011 through 2015.

Income Taxes—Details of WPL’s effective income tax rates during the three and nine months ended Sep. 30 were as follows:

	Three Months		Nine Months
	2011	2010	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Production tax credits	(5.0)	(1.3)	(5.3)	(1.6)
Federal Health Care Legislation enacted in March 2010	—	—	—	1.6
Other items, net	4.4	3.6	3.3	2.7

Overall income tax rate	34.4%	37.3%	33.0%	37.7%

Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional discussion of production tax credits and the Federal Health Care Legislation enacted in the first quarter of 2010. Refer to “Other Future Considerations—Government Incentives for Wind Projects” for anticipated trends in WPL’s production tax credits.

LIQUIDITY AND CAPITAL RESOURCES

A summary of Alliant Energy’s, IPL’s and WPL’s liquidity and capital resources matters is included in the 2010 Form 10-K and has not changed materially from the items reported in the 2010 Form 10-K, except as described below.

Liquidity Position—At Sep. 30, 2011, Alliant Energy and its subsidiaries had $46 million of cash and cash equivalents, $601 million ($287 million at IPL, $240 million at WPL and $74 million at the parent company) of available capacity under their revolving credit facilities, and $45 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structure—Alliant Energy’s, IPL’s and WPL’s capital structures at Sep. 30, 2011 were as follows (dollars in millions):

	Alliant Energy (Consolidated)		IPL		WPL
Common equity	$3,001.6	50.6%	$1,363.6	48.4%	$1,429.3	55.6%
Preferred stock	205.1	3.5%	145.1	5.1%	60.0	2.3%
Noncontrolling interest	1.8	—%	—	—%	—	—%
Long-term debt (incl. current maturities)	2,705.0	45.5%	1,308.9	46.5%	1,082.1	42.1%
Short-term debt	22.1	0.4%	—	—%	—	—%

	$5,935.6	100.0%	$2,817.6	100.0%	$2,571.4	100.0%

Cash Flows—Selected information from Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for nine months ended Sep. 30, 2011 and 2010 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2011	2010	2011	2010	2011	2010
Cash and cash equivalents, Jan. 1	$159.3	$175.3	$5.7	$0.4	$0.1	$18.5
Cash flows from (used for):
Operating activities	612.7	695.6	314.1	379.0	381.3	293.8
Investing activities	(506.4)	(606.5)	(132.2)	(296.2)	(242.4)	(313.3)
Financing activities	(219.9)	(127.4)	(187.4)	(80.6)	(115.5)	36.5

Net increase (decrease)	(113.6)	(38.3)	(5.5)	2.2	23.4	17.0

Cash and cash equivalents, Sep. 30	$45.7	$137.0	$0.2	$2.6	$23.5	$35.5

Operating Activities -

Nine Months Ended Sep. 30, 2011 vs. Nine Months Ended Sep. 30, 2010—Alliant Energy’s cash flows from operating activities decreased $83 million primarily due to $53 million of lower cash flows from operations at RMT due to increased working capital requirements associated with additional renewable energy projects in 2011, $50 million of lower cash flows from changes in the level of IPL’s accounts receivable sold during the nine months ended Sep. 30, 2011 and 2010, $44 million of credits on retail electric customers’ bills in Iowa during the nine months ended Sep. 30, 2011 resulting from IPL’s implementation of the tax benefit rider, and higher incentive-related compensation payments by Corporate Services during the nine months ended Sep. 30, 2011. These items were partially offset by increased collections from IPL’s and WPL’s customers during the nine months ended Sep. 30, 2011 caused by the impacts of rate increases and higher electric and gas retail sales, the timing of fuel-cost recoveries at IPL, and $16 million of lower purchased electric capacity payments related to the Kewaunee PPA at WPL.

IPL’s cash flows from operating activities decreased $65 million primarily due to $50 million of lower cash flows from changes in the level of accounts receivable sold during the nine months ended Sep. 30, 2011 and 2010, $44 million of credits on retail electric customers’ bills in Iowa during the nine months ended Sep. 30, 2011 resulting from implementation of the tax benefit rider and $35 million of higher income tax payments. These items were partially offset by increased collections from IPL’s customers during the nine months ended Sep. 30, 2011 caused by the impacts of rate increases and higher electric and gas retail sales, and the timing of fuel-cost recoveries.

WPL’s cash flows from operating activities increased $88 million primarily due to $51 million of higher income tax refunds, increased collections from WPL’s customers during the nine months ended Sep. 30, 2011 caused by the impacts of a rate increase and higher electric and gas retail sales, and $16 million of lower payments related to the Kewaunee PPA.

RMT’s Working Capital Requirements—Cash flows from operations at RMT fluctuate significantly from period to period based on the timing of cash receipts from customers and cash payments for construction activities associated with large renewable energy projects. RMT has incurred material cash payments during the nine months ended Sep. 30, 2011 for certain large renewable energy projects that it expects to collect from customers in the fourth quarter of 2011.

IPL’s Sales of Accounts Receivable Program—Changes in cash flows related to IPL’s sales of accounts receivable program increased Alliant Energy’s and IPL’s cash flows from operations by $50 million and $100 million during the nine months ended Sep. 30, 2011 and 2010, respectively. In March 2011, IPL extended through March 2012 the purchase commitment from the third-party financial institution to which it sells its receivables. Refer to Note 3 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional details of IPL’s sales of accounts receivable program.

In 2007, the MPUC approved an affiliated interest agreement related to IPL’s sales of accounts receivable program subject to IPL demonstrating in its next Minnesota retail base rate case that the sales of accounts receivable program is consistent with the public interest. In April 2010, IPL filed a petition with the MPUC for approval of an amended affiliated interest agreement related to its amended and restated Receivables Purchase and Sale Agreement that became effective in April 2010. In August 2011, the MPUC approved the amended affiliated interest agreement with certain conditions. IPL may not recover any costs related to its sales of accounts receivable program from its Minnesota retail customers until it has demonstrated net benefits for these customers.

IPL’s Tax Benefit Rider—In January 2011, the IUB approved a tax benefit rider proposed by IPL, which utilizes regulatory liabilities created with tax benefits from changes in accounting methodologies and tax elections available under the Internal Revenue Code to credit bills of Iowa retail electric customers. IPL proposed approximately $200 million of regulatory liabilities from potential tax benefits be credited to customers’ bills from 2011 through 2013. IPL currently expects approximately $60 million of credits to customers’ bills in 2011 under the tax benefit rider. Refer to “Other Future Considerations—Tax Benefit Rider” for additional discussion of IPL’s tax benefit rider.

Rate Increases—IPL and WPL implemented rate increases in 2010 and 2011 that resulted in higher collections from their retail customers. A portion of these higher collections was used to reimburse IPL and WPL for prudently incurred expenses to provide service to their customers (e.g. higher payments for electric transmission services) resulting in limited impacts on cash flows from operations. Another portion of these rate increases provided IPL and WPL returns on new rate base additions (e.g. returns on new wind projects), which significantly increased cash flows from operations for Alliant Energy, IPL and WPL. Refer to “Rate Matters” for additional details of retail rate increases implemented by IPL and WPL in 2010 and 2011.

Pension Plan Contributions—Refer to Note 5(a) of the “Combined Notes to Condensed Consolidated Financial Statements” for updated estimates of 2011 pension plan contributions due to aggregate additional benefits of $10 million to be paid to certain former participants in the Cash Balance Pension Plan in the second half of 2011.

Investing Activities—

Nine Months Ended Sep. 30, 2011 vs. Nine Months Ended Sep. 30, 2010—Alliant Energy’s cash flows used for investing activities decreased $100 million primarily due to $84 million of lower construction and acquisition expenditures and $12 million of net proceeds from the sale of RMT’s environmental business unit in June 2011. The lower construction and acquisition expenditures resulted from expenditures during the nine months ended Sep. 30, 2010 for WPL’s Bent Tree—Phase I wind project, IPL’s Lansing Unit 4 emission controls project and IPL’s Whispering Willow—East wind project. These items were partially offset by payments during the nine months ended Sep. 30, 2011 for wind turbine generators for Resources’ Franklin County wind project, WPL’s acquisition of the remaining 25% interest in Edgewater Unit 5 and WPL’s emission controls project at Edgewater Unit 5.

IPL’s cash flows used for investing activities decreased $164 million primarily due to $115 million of proceeds from the sale of wind project assets to Resources in June 2011 and $40 million of lower construction expenditures. The lower construction expenditures resulted from expenditures during the nine months ended Sep. 30, 2010 for the Lansing Unit 4 emission controls project and Whispering Willow—East wind project. These items were partially offset by progress payments in the first quarter of 2011 for wind turbine generators that were sold to Resources in June 2011.

WPL’s cash flows used for investing activities decreased $71 million primarily due to $67 million of lower construction and acquisition expenditures. The lower construction and acquisition expenditures resulted from expenditures during the nine months ended Sep. 30, 2010 for the Bent Tree—Phase I wind project. This item was partially offset by expenditures during the nine months ended Sep. 30, 2011 for the Edgewater Unit 5 purchase and emission controls project.

Construction and Acquisition Expenditures—Alliant Energy, IPL and WPL currently anticipate construction and acquisition expenditures for 2011 through 2015 as follows (in millions). Refer to “Strategic Overview” for further discussion of the generation plans and environmental compliance plans.

	Alliant Energy					IPL					WPL
	2011	2012	2013	2014	2015	2011	2012	2013	2014	2015	2011	2012	2013	2014	2015
Utility business (a):
Generation—new facilities:
WPL coal—25% of Edgewater Unit 5	$40	$—	$—	$—	$—	$—	$—	$—	$—	$—	$40	$—	$—	$—	$—
WPL wind—Bent Tree—Phase I	30	—	—	—	—	—	—	—	—	—	30	—	—	—	—
WPL gas—Riverside/other	—	375	—	—	—	—	—	—	—	—	—	375	—	—	—
IPL gas—new facility	—	—	—	335	275	—	—	—	335	275	—	—	—	—	—

Total generation—new facilities	70	375	—	335	275	—	—	—	335	275	70	375	—	—	—
Environmental	85	275	360	145	110	15	105	190	90	15	70	170	170	55	95
Generation—performance improvements	10	25	55	80	50	10	15	35	55	25	—	10	20	25	25
Other utility capital expenditures	405	375	395	420	435	210	200	220	230	245	195	175	175	190	190

Total utility business	570	1,050	810	980	870	$235	$320	$445	$710	$560	$335	$730	$365	$270	$310

Corporate Services (b)	30	60	10	40	40
Resources wind—Franklin County (c)	80	70	5	—	—
Non-regulated businesses	10	10	10	10	10

	$690	$1,190	$835	$1,030	$920

(a)	Cost estimates represent IPL’s or WPL’s estimated portion of total escalated construction and acquisition expenditures and exclude AFUDC, if applicable.
(b)	Cost estimates represent Corporate Services’ total escalated construction and acquisition expenditures and exclude capitalized interest.
(c)	Cost estimates represent Resources’ total escalated construction and acquisition expenditures and exclude capitalized interest.

Financing Activities—

Nine Months Ended Sep. 30, 2011 vs. Nine Months Ended Sep. 30, 2010—Alliant Energy’s cash flows used for financing activities increased $93 million primarily due to changes in long-term debt in 2010 described below and $40 million of payments to redeem IPL’s 7.10% Series C Cumulative Preferred Stock in April 2011. These items were partially offset by changes in the amount of commercial paper outstanding at Alliant Energy, IPL and WPL.

IPL’s cash flows used for financing activities increased $107 million primarily due to changes in long-term debt in 2010 described below, $50 million of capital contributions from its parent company, Alliant Energy, during the nine months ended Sep. 30, 2010, $44 million of common stock dividends paid to its parent company, Alliant Energy, during the nine months ended Sep. 30, 2011, and $40 million of payments to redeem its 7.10% Series C Cumulative Preferred Stock in April 2011. These items were partially offset by changes in the amount of commercial paper outstanding.

WPL’s cash flows used for financing activities increased $152 million primarily due to changes in long-term debt in 2010 described below, $50 million of lower capital contributions from its parent company, Alliant Energy, during the nine months ended Sep. 30, 2011 compared to the same period in 2010 and changes in the amount of commercial paper outstanding.

Alliant Energy’s, IPL’s and WPL’s increases (decreases) in financing cash flows due to material changes in long-term debt for the nine months ended Sep. 30, 2011 vs. the nine months ended Sep. 30, 2010 were as follows (in millions):

	Alliant Energy	IPL	WPL
Proceeds from issuances:
IPL’s 3.65% senior debentures issued in August 2010	($200)	($200)	$—
IPL’s 3.3% senior debentures issued in June 2010	(150)	(150)	—
WPL’s 4.6% debentures issued in June 2010	(150)	—	(150)
Payments to retire:
IPL’s 6.75% senior debentures retired in September 2010	206	206	—
WPL’s 7.625% debentures retired in March 2010	100	—	100

	($194)	($144)	($50)

FERC Financing Authorizations—In 2008, FERC issued an order allowing IPL to pay up to $400 million in common equity distributions from additional paid-in capital, rather than retained earnings. In 2011, 2010, 2009 and 2008, IPL paid $101 million, $118 million, $106 million and $75 million, respectively, of common equity distributions from additional paid-in capital under this order. As of Sep. 30, 2011, IPL had no remaining authority for common equity distributions from additional paid in capital under this order.

In October 2011, FERC authorized IPL to issue up to $750 million of long-term debt securities, $750 million of short-term debt securities and $200 million of preferred stock for a period from Jan. 1, 2012 through Dec. 31, 2013.

Common Stock Issuances and Capital Contributions—Refer to Note 5(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s common stock issuances during the nine months ended Sep. 30, 2011 under its equity incentive plans for employees. Refer to Note 6(a) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of capital contributions from Alliant Energy to WPL and Resources, payments of common stock dividends by IPL and WPL to their parent company, and repayments of capital by IPL to its parent company during the nine months ended Sep. 30, 2011.

IPL’s Preferred Stock Redemption—In April 2011, IPL redeemed all 1,600,000 outstanding shares of its 7.10% Series C Cumulative Preferred Stock at par value for $40 million plus accrued and unpaid dividends to the redemption date. IPL’s preferred stock redemption was funded with cash from operations.

Short-term Debt—Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a covenant, which requires the entities to maintain certain debt-to-capital ratios in order to borrow under the credit facilities. The required debt-to-capital ratios compared to the actual debt-to-capital ratios at Sep. 30, 2011 were as follows:

	Alliant Energy	IPL	WPL
Requirement	Less than 65%	Less than 58%	Less than 58%
Status at Sep. 30, 2011	45%	46%	44%

Refer to Note 7 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional information on short-term debt.

Creditworthiness—

Ratings Triggers—In September 2011, Moody’s Investors Service changed Alliant Energy’s, IPL’s and WPL’s credit ratings outlooks from stable to negative.

Off-Balance Sheet Arrangements—A summary of Alliant Energy’s off-balance sheet arrangements is included in the 2010 Form 10-K and has not changed materially from the items reported in the 2010 Form 10-K, except as described below. Refer to Notes 3(a) and 11(d) of the “Combined Notes to Condensed Consolidated Financial Statements” for information regarding IPL’s sales of accounts receivable program, and various guarantees and indemnifications outstanding related to Alliant Energy’s previous divestiture activities, respectively.

Certain Financial Commitments—

Contractual Obligations—A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2010 Form 10-K and has not changed materially from the items reported in the 2010 Form 10-K, except for the items described in Notes 11(a) and 11(b) of the “Combined Notes to Condensed Consolidated Financial Statements.”

OTHER MATTERS

Market Risk Sensitive Instruments and Positions—Alliant Energy’s, IPL’s and WPL’s primary market risk exposures are associated with commodity prices, investment prices and interest rates. Alliant Energy, IPL and WPL have risk management policies to monitor and assist in controlling these market risks and use derivative instruments to manage some of the exposures. A summary of Alliant Energy’s, IPL’s and WPL’s market risks is included in the 2010 Form 10-K and such market risks have not changed materially from those reported in the 2010 Form 10-K, except as described below.

Commodity Price—WPL’s retail electric margins have the most exposure to the impact of changes in commodity prices for Alliant Energy and WPL due largely to the current retail recovery mechanism in place in Wisconsin for fuel-related costs, which became effective on Jan. 1, 2011. The cost recovery mechanism applicable for WPL’s retail electric customers is based on forecasts of fuel-related costs expected to be incurred during forward-looking test year periods and fuel monitoring ranges determined by the PSCW during each retail electric rate proceeding or in a separate fuel cost plan approval proceeding. In December 2010, the PSCW approved annual forecasted fuel-related costs per MWh of $25.12 based on $346 million of variable fuel costs for WPL’s 2011 test period and left unchanged the annual fuel monitoring range of plus or minus 2%. Under the new cost recovery mechanism, if WPL’s actual fuel-related costs fall outside this fuel monitoring range during the test period, WPL is authorized to defer the incremental over- or under-collection of fuel-related costs from retail electric customers that are outside the approved ranges. Deferral of under-collection of fuel-related costs are reduced to the extent WPL’s return on common equity during the fuel cost plan year exceeds the most recently authorized return on common equity. WPL currently believes its retail fuel-related costs expected to be incurred in 2011 will be higher than forecasted retail fuel-related costs approved by the PSCW in December 2010 resulting in an under-collection of fuel-related costs for 2011. During the nine months ended Sep. 30, 2011, WPL’s under-collection of retail fuel-related costs was $7 million, of which none was deferred at Sep. 30, 2011. WPL is currently uncertain whether any under-collected retail fuel-related costs incurred in 2011 will be eligible for deferral under this new cost recovery mechanism. Refer to “Rate Matters - WPL’s Retail Fuel-related Filings” for discussion of a 2012 fuel cost plan filed by WPL in May 2011 to increase annual electric rates beginning in January 2012 to recover anticipated increases in fuel-related costs in 2012.

Critical Accounting Policies and Estimates—A summary of Alliant Energy’s, IPL’s and WPL’s critical accounting policies and estimates is included in the 2010 Form 10-K and such policies and estimates have not changed materially from those reported in the 2010 10-K, except as described below.

Contingencies—Alliant Energy, IPL and WPL make assumptions and judgments each reporting period regarding the future outcome of contingent events and record loss contingency amounts for any contingent events that are both probable and reasonably estimated based upon current available information. Note 11 of the “Combined Notes to Condensed Consolidated Financial Statements” provides discussion of contingencies assessed at Sep. 30, 2011 including various pending legal proceedings that may have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition or results of operations.

Regulatory Assets and Regulatory Liabilities—Alliant Energy, IPL and WPL make assumptions and judgments each reporting period regarding whether their regulatory assets are probable of future recovery and their regulatory liabilities are probable of future obligations. Note 1(b) of Alliant Energy’s “Combined Notes to Condensed Consolidated Financial Statements” provides details of the nature and amounts of Alliant Energy’s, IPL’s and WPL’s regulatory assets and regulatory liabilities assessed at Sep. 30, 2011 as well as material changes to these regulatory assets and regulatory liabilities during the nine months ended Sep. 30, 2011. Material changes to regulatory assets and regulatory liabilities during the nine months ended Sep. 30, 2011 were largely due to the impacts of the IUB’s January 2011 order for IPL’s Iowa retail electric rate case (2009 test year), the IRS’ March 2011 consent for a change in tax accounting method for mixed service costs, the May 2011 amendment to defined benefit postretirement healthcare plans, the EPA’s July 2011 issuance of CSAPR and the MPUC’s August 2011 order for IPL’s Minnesota retail electric rate case (2009 test year).

Long-Lived Assets—Alliant Energy, IPL and WPL complete assessments each reporting period regarding the recoverability of certain long-lived assets including assets not yet generating cash flows and assets that may not be fully recovered from their customers. Alliant Energy, IPL and WPL assess the carrying amount and potential impairment of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Assets Not Yet Generating Cash Flows—Alliant Energy’s, IPL’s and WPL’s long-lived assets not yet generating cash flows assessed in 2011 included wind turbine generators and wind sites currently expected to be used to develop future wind projects.

Franklin County Wind Project—In the second quarter of 2011, Alliant Energy decided to utilize the remaining 100 MW of wind turbine generator sets and related equipment from a master supply agreement with Vestas at Resources to build a non-regulated 100 MW wind project in Iowa, referred to as the Franklin County wind project. Alliant Energy performed an evaluation of the recoverability of the carrying value of the Franklin County wind project and concluded the undiscounted cash flows expected from the Franklin County wind project exceeded their carrying value as of Sep. 30, 2011, resulting in no impairment. Changes in the estimated cash flows could result in the undiscounted cash flows being less than the carrying amount and a future material impairment could be required. Primary factors that could have an effect on the future expected cash flows for the project include costs to construct the project, the price of energy generated from the project, and the timing and amount of tax incentives able to be generated from the project. As of Sep. 30, 2011, the capitalized costs for the project were $137 million. The Franklin County wind project is currently expected to cost up to $235 million, excluding any capitalized interest costs.

Undeveloped Wind Sites—In 2009, WPL purchased development rights to an approximately 100 MW wind site in Green Lake and Fond du Lac counties in Wisconsin. Due to events in the first quarter of 2011 resulting in uncertainty regarding wind siting requirements in Wisconsin and increased risks with permitting this wind site, WPL determined it would be difficult to effectively use the site for wind development. As a result, WPL recognized a $5 million impairment in the first quarter of 2011 for the amount of capitalized costs incurred for this site. Alliant Energy, IPL and WPL assessed the recoverability of their remaining undeveloped wind sites and concluded no additional impairments were required as of Sep. 30, 2011. As of Sep. 30, 2011, these remaining undeveloped wind sites included IPL’s 200 MW of wind site capacity in Franklin County, Iowa (referred to as Whispering Willow—West) with capitalized costs of $13 million and WPL’s 200 MW of wind site capacity in Freeborn County, Minnesota (referred to as Bent Tree—Phase II) with capitalized costs of $13 million. Changes in the estimated cash flows from these remaining undeveloped wind sites could result in the undiscounted future cash flows from the wind sites being less than the carrying amount of the wind sites and a future material impairment could be required.

Assets That May Not Be Fully Recovered From Customers—Alliant Energy’s, IPL’s and WPL’s long-lived assets that may not be fully recovered from customers that were assessed in 2011 included the Whispering Willow—East wind project and generating units subject to early retirement.

Whispering Willow—East Wind Project—Note 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” provides discussion of an $8 million impairment of the Minnesota retail portion of IPL’s Whispering Willow—East wind project costs during the nine months ended Sep. 30, 2011 based on the MPUC’s August 2011 order.

Generating Units Subject to Early Retirement—Due to current and proposed environmental regulations including, among others, CSAPR issued by the EPA in July 2011, Alliant Energy, IPL and WPL are evaluating future plans for its electric generation fleet. One of the outcomes of the evaluation could be the early retirement of certain older, smaller and less-efficient EGUs. When it becomes probable that an EGU will be retired before the end of its useful life, Alliant Energy, IPL and WPL must assess whether it is probable that less than full recovery will be provided by its regulators on the remaining carrying value of the EGU. If it is probable that regulators will not allow full recovery of the remaining carrying amount of the asset, an impairment charge is recorded for the portion determined to be unrecoverable. Alliant Energy, IPL and WPL completed an evaluation of its EGUs that are being assessed for early retirement in the third quarter of 2011 and concluded no impairment charges were required as of Sep. 30, 2011. Changes in the probability of regulators allowing full recovery of the remaining carrying amount of these EGUs could result in future material impairments.

Other Long-lived Assets Assessed For Recoverability in 2011—

Emission Allowance Intangible Assets—Note 13 of the “Combined Notes to Condensed Consolidated Financial Statements” provides discussion of a $23 million impairment of emission allowance intangible assets in the third quarter of 2011 due to the EPA’s issuance of CSAPR in July 2011.

Unbilled Revenues—Alliant Energy, IPL and WPL make assumptions and judgments each reporting period to estimate their amount of unbilled revenues. At Sep. 30, 2011 and Dec. 31, 2010, unbilled revenues related to Alliant Energy’s utility operations were $112 million ($55 million at IPL and $57 million at WPL) and $163 million ($81 million at IPL and $82 million at WPL), respectively. Note 3 of the “Combined Notes to Condensed Consolidated Financial Statements” provides discussion of IPL’s unbilled revenues as of Sep. 30, 2011 sold to a third-party financial institution related to its sales of accounts receivable program.

Pensions and Other Postretirement Benefits—Alliant Energy, IPL and WPL make assumptions and judgments periodically to estimate the obligations and costs related to their retirement plans. Note 5(a) of the “Combined Notes to Condensed Consolidated Financial Statements” provides additional details of their retirement plans including a remeasurement of Alliant Energy’s, IPL’s and WPL’s defined benefit postretirement health care plans in the second quarter of 2011. Note 11(c) of the “Combined Notes to Condensed Consolidated Financial Statements” provides recent developments of the class action lawsuit filed against the Alliant Energy Cash Balance Pension Plan (Plan) in 2008 and details of an amendment to the Plan in the second quarter of 2011 to comply with a settlement agreement reached with the IRS, which resulted in a favorable determination letter for the Plan.

Income Taxes—Alliant Energy, IPL and WPL make assumptions and judgments each reporting period to estimate their income tax assets, liabilities, benefits and expenses. Alliant Energy’s, IPL’s and WPL’s critical assumptions and judgments include projections of Alliant Energy’s future taxable income used to determine its ability to utilize net operating loss and credit carryforwards prior to their expiration, state apportionment projections and the interpretation of tax laws regarding uncertain tax positions.

In March 2011, Alliant Energy received consent from the IRS to reflect a change in its tax accounting method for mixed service costs as part of its 2010 federal income tax return. This change was applied retroactively to mixed service costs incurred since 1989. Alliant Energy recently completed an assessment of its eligible mixed service costs for the period from 1989 through 2010 and included $247 million ($141 million for IPL and $106 million for WPL) of mixed service costs deductions for these years in its 2010 federal income tax return. The impact of the change in tax accounting method for mixed service costs and bonus depreciation deductions in 2011 resulted in a significant increase in Alliant Energy’s federal and state net operating loss carryforwards during the nine months ended Sep. 30, 2011. As of Sep. 30, 2011, Alliant Energy’s federal and state net operating loss carryforwards are estimated at $860 million and $623 million, respectively. Based on current projections of Alliant Energy’s future taxable income, Alliant Energy currently plans to utilize substantially all of its current federal and state net operating loss carryforwards prior to their expiration. Changes in assumptions regarding Alliant Energy’s future taxable income and ability to utilize net operating loss carryforwards before they expire could have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations. Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” provides further discussion of tax matters including $19 million of income tax benefits recognized in the second quarter of 2011 from the reversal of state operating loss valuation allowances due to Wisconsin tax legislation enacted in June 2011.

Alliant Energy utilizes state apportionment projections to record its deferred tax assets and liabilities each reporting period. Deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts reported in the consolidated financial statements are recorded at the future tax rate expected to be in effect at the time the temporary differences reverse. Alliant Energy’s future tax rate requires management to estimate its future state apportionment projections. These state apportionment projections are most significantly impacted by the estimated amount of revenues expected in the future from each state jurisdiction for Alliant Energy’s consolidated tax group, including both its regulated operations and its non-regulated operations. A significant change in the forecasted amount of revenues from each state jurisdiction for Alliant Energy’s consolidated tax group could have a material impact on Alliant Energy’s deferred tax assets and liabilities.

Other Future Considerations—A summary of Alliant Energy’s, IPL’s and WPL’s other future considerations is included in the 2010 Form 10-K and such considerations have not changed materially from the items reported in the 2010 Form 10-K, except as described below.

IPL’s Tax Benefit Rider—In 2010, the IUB authorized IPL to create a regulatory liability account and credit such account for any potential tax benefits resulting from changes in tax accounting methodologies and tax elections available under the Internal Revenue Code. As of Sep. 30, 2011, Alliant Energy and IPL have recognized $388 million of regulatory liabilities from the aggregate amount of such tax benefits estimated to-date. Alliant Energy and IPL have also recognized $388 million of regulatory assets to-date to reflect the benefit IPL expects to receive from its Iowa retail customers in the future through increased rates as the significant temporary differences associated with these tax benefits reverse into current income tax expense in the future.

The potential tax benefits addressed by the tax benefit rider relate to the tax treatment of the allocation of flood insurance proceeds isolated to 2008 and repair expenditures and mixed service costs that are expected to continue in the future. The IUB authorized IPL to continue to credit such regulatory liability account with the tax benefits from repairs expenditures and mixed service costs until such time as the IRS finalizes the audit for such tax benefits. Once the IRS finalizes the audit of the deductions for repairs expenditures and mixed service costs, any future tax benefits resulting from such deductions at IPL, along with IPL’s reversal of previously recorded regulatory assets related to such tax benefits, will be recorded to Alliant Energy’s and IPL’s income tax expense rather than recorded to their regulatory liabilities. Depending on when the IRS finalizes the audit of the deductions for repairs expenditures and mixed service costs and the amount of such deductions in future periods compared to the amount of temporary differences from historical tax benefits that are reversing into income tax expense in future periods, Alliant Energy and IPL could incur material changes to income tax expense in the future.

Government Incentives for Wind Projects—Production tax credits earned in 2010 along with estimates of production tax credits currently expected to be earned in 2011 and 2012 for IPL’s Whispering Willow—East wind project, WPL’s Cedar Ridge wind project, and WPL’s Bent Tree—Phase I wind project are as follows (in millions):

	$11 -$12	$11 -$12	$11 -$12
	2010	2011	2012
Whispering Willow—East wind project (IPL)	$8	$11- $12	$11- $12
Cedar Ridge wind project (WPL)	3	3 - 4	3 - 4
Bent Tree—Phase I wind project (WPL)	1	8 - 9	11 - 12

	$12	$22- $25	$25- $28

ATC—In April 2011, Duke Energy Corporation and ATC announced the creation of Duke-American Transmission Co. (DATC), a joint venture that is expected to build, own and operate new electric transmission infrastructure in North America. In September 2011, DATC announced its first set of transmission projects, which include seven new transmission lines in five Midwestern states to be constructed over the next ten years for an aggregate cost of approximately $4 billion. These transmission projects are subject to approval by various regulatory agencies. WPL currently owns a 16% ownership interest in ATC. WPL’s investment in ATC generated equity income of $37 million and cash distributions of $31 million in 2010 for Alliant Energy and WPL. Alliant Energy and WPL are currently unable to determine what impacts the joint venture and transmission line projects will have on their future equity income, distributions from ATC, or ownership investment in ATC.

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

WPL—

Air Permitting Violation Claims—In September 2010, Sierra Club filed in the U.S. District Court for the Western District of Wisconsin a complaint against WPL, as owner and operator of Nelson Dewey and Columbia, based on allegations that modifications were made at the facilities without complying with PSD program requirements, Title V Operating Permit requirements of the CAA and state regulatory counterparts contained within the Wisconsin SIP designed to implement the CAA. In October 2010, WPL responded to these claims related to Nelson Dewey and Columbia by filing with the U.S. District Court an answer denying the Columbia allegations and a motion to dismiss the Nelson Dewey allegations based on statute of limitations arguments. In November 2010, WPL filed a motion to dismiss the Nelson Dewey and Columbia allegations based on lack of jurisdiction. Sierra Club has responded to the motions. WPL and Sierra Club are currently exchanging and responding to discovery requests. The trial date has been scheduled for July 2012.

In September 2010, Sierra Club filed in the U.S. District Court for the Eastern District of Wisconsin a complaint against WPL, as owner and operator of Edgewater, which contained similar allegations regarding air permitting violations at Edgewater. In the Edgewater complaint, additional allegations were made regarding violations of emission limits for visible emissions. In February 2011, WPL responded to these claims related to Edgewater by filing with the U.S. District Court an answer denying the allegations and a motion to dismiss the allegations based on lack of jurisdiction. The court granted a stay and scheduled a status conference for Dec. 2, 2011. No trial date or scheduling order has yet been set in this case.

In December 2009, the EPA sent an NOV to WPL as an owner and the operator of Edgewater, Nelson Dewey and Columbia. The NOV alleges that the owners failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin SIP.

In response to similar EPA CAA enforcement initiatives, certain utilities have elected to settle with the EPA, while others have elected to litigate. If the EPA and/or Sierra Club successfully prove their claims that projects completed in the past at Edgewater, Nelson Dewey and Columbia required either a state or federal CAA permit, WPL may, under the applicable statutes, be required to pay civil penalties in amounts of up to $37,500 per day for each violation and/or complete actions for injunctive relief. Payment of fines and/or injunctive relief could be included in a settlement outcome. Injunctive relief contained in settlements or court-ordered remedies for other utilities required the installation of pollution control technology, changed operating conditions including use of alternative fuels other than coal, caps for emissions and limitations on generation including retirement of generating units, and other beneficial environmental projects. If similar remedies are required for final resolution of these matters at Edgewater, Nelson Dewey and Columbia, Alliant Energy and WPL would incur additional capital and operating expenditures. Alliant Energy and WPL are currently reviewing the allegations and are unable to predict the impact of the allegations on their financial condition or results of operations, but believe that an adverse outcome could be significant. WPL and the other owners of Edgewater and Columbia are exploring settlement options while simultaneously defending against these allegations. Alliant Energy and WPL believe the projects at Edgewater, Nelson Dewey and Columbia were routine or not projected to increase emissions and therefore did not violate the permitting requirements of the CAA.

ITEM 1A.	RISK FACTORS

A summary of Alliant Energy’s, IPL’s and WPL’s risk factors is included in Item 1A in the 2010 Form 10-K and such risk factors have not changed materially from the items reported in the 2010 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended Sep. 30, 2011 was as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan (a)
July 1 to July 31	3,562	$40.60	—	N/A
Aug. 1 to Aug. 31	2,868	39.05	—	N/A
Sep. 1 to Sep. 30	118	39.32	—	N/A

	6,548	39.90	—

(a)	All shares were purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan (DCP). There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date.

Refer to Note 6(a) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of restrictions on IPL’s and WPL’s distributions to their parent company.

ITEM 6.	EXHIBITS

Exhibits for Alliant Energy, IPL and WPL are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 3rd day of November 2011.

ALLIANT ENERGY CORPORATION
Registrant

By: /s/ Robert J. Durian Robert J. Durian	Controller and Chief Accounting Officer (Principal Accounting Officer and Authorized Signatory)

INTERSTATE POWER AND LIGHT COMPANY
Registrant

By: /s/ Robert J. Durian Robert J. Durian	Controller and Chief Accounting Officer (Principal Accounting Officer and Authorized Signatory)

WISCONSIN POWER AND LIGHT COMPANY
Registrant

By: /s/ Robert J. Durian Robert J. Durian	Controller and Chief Accounting Officer (Principal Accounting Officer and Authorized Signatory)

ALLIANT ENERGY CORPORATION

INTERSTATE POWER AND LIGHT COMPANY

WISCONSIN POWER AND LIGHT COMPANY

Exhibit Index to Quarterly Report on Form 10-Q

For the quarter ended Sep. 30, 2011

The following Exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description
10.1	Executive Agreement between Alliant Energy and D.K. Doyle dated Aug. 12, 2011 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, dated Aug. 12, 2011 (File No. 1-9894))

10.2

Amendment to Supplemental Retirement Plan Agreement between Alliant Energy and D.K. Doyle dated Aug. 12, 2011 (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 8-K, dated Aug. 12, 2011 (File No. 1-9894))

12.1	Ratio of Earnings to Fixed Charges for Alliant Energy

12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL

12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for WPL

31.1	Certification of the Chairman and CEO for Alliant Energy

31.2	Certification of the Vice President and CFO for Alliant Energy

31.3	Certification of the Chairman and CEO for IPL

31.4	Certification of the Vice President and CFO for IPL

31.5	Certification of the Chairman and CEO for WPL

31.6	Certification of the Vice President and CFO for WPL

32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy

32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL

32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished as Exhibit 101 to this report are the following documents formatted in Extensible Business Reporting Language (XBRL): (i) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Income for the three and nine months ended Sep. 30, 2011 and 2010; (ii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets as of Sep. 30, 2011 and Dec. 31, 2010; (iii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the nine months ended Sep. 30, 2011 and 2010; and (iv) the Combined Notes to Condensed Consolidated Financial Statements.